Form 10-Q
period 2000-06-30
SUPPORT COM INC
filed 2000-08-22
CIK 1104855

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549


                                   FORM 10-Q

(Mark One)
 [X] QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the Quarterly Period Ended June 30, 2000

 [_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the transition period from ____________ to ______________

                         Commission File No. 000-30901


                               SUPPORT.COM, INC.
            (Exact Name of Registrant as Specified in Its Charter)



           Delaware                                   94-3282005
           --------                                   ----------
(State or Other Jurisdiction of          (I.R.S. Employer Identification No.)
Incorporation or Organization)

                                  575 Broadway
                            Redwood City, CA 94063
                            ----------------------
                   (Address of Principal Executive Offices)

      Registrant's Telephone Number, Including Area Code: (650) 556-9440

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days. Yes __________  No    X   .  (1)
                                                             -------

(1) The registrant has been subject to the filing requirements of the Securities Exchange Act of 1934 since the effective date of its Registration Statement on Form S-1 (July 18, 2000) and has filed all required reports since the effective date.

On August 22, 2000, 33,624,937 shares of the Registrant's Common Stock, $0.0001 par value, were outstanding.

                               SUPPORT.COM, INC.
                                   FORM 10-Q

                      QUARTERLY PERIOD ENDED JUNE 30, 2000


                                     INDEX

                                                                                                   Page
                                                                                                   ----
Part I:  Financial Information

     Item 1:   Financial Statements (Unaudited)

               Condensed Consolidated Balance Sheets at December 31, 1999 and June 30, 2000         3

               Condensed Consolidated Statements of Operations for the three and six months
               ended June 30, 1999 and 2000                                                         4

               Condensed Consolidated Statements of Cash Flows for the six months
               ended June 30, 1999 and 2000                                                         5

               Notes to Condensed Consolidated Financial Statements                                 6

     Item 2:   Management's Discussion and Analysis of Financial Condition and
               Results of Operations                                                                9

     Item 3:   Quantitative and Qualitative Disclosures About Market Risk                          21

Part II: Other Information

     Item 2:   Changes in Securities and Use of Proceeds                                           22

     Item 4:   Submission of Matters to a Vote of Security Holders                                 23

     Item 6:   Exhibits and Reports on Form 8-K                                                    23

Signature                                                                                          24

Exhibit Index                                                                                      25

                         PART 1. FINANCIAL INFORMATION

ITEM 1:  FINANCIAL STATEMENTS

                               SUPPORT.COM, INC.

                     CONDENSED CONSOLIDATED BALANCE SHEETS
                                (in thousands)

                                                                                 December 31,     June 30,
                                                                                     1999           2000
                                                                                   --------       --------
                                                                                                (unaudited)
Assets
Current assets:
  Cash and cash equivalents................................................          $  4,023     $  4,177
  Short term investments...................................................             8,466        1,496
  Accounts receivable, net.................................................             3,450        5,588
  Other current assets.....................................................               618        2,113
                                                                                     --------     --------
     Total current assets..................................................            16,557       13,374
Property and equipment, net................................................               881        2,212
Other assets...............................................................               254          257
                                                                                     --------     --------
                                                                                     $ 17,692     $ 15,843
                                                                                     ========     ========
Liabilities and Stockholders' Equity (Net Capital Deficiency)
Current liabilities:
  Accounts payable.........................................................          $  1,227     $  2,085
  Accrued compensation.....................................................               451          693
  Other accrued liabilities................................................               494        2,373
  Notes payable, current portion...........................................               921        1,009
  Capital lease obligations, current portion...............................               274          611
  Deferred revenue.........................................................             2,712        7,791
                                                                                     --------     --------
     Total current liabilities.............................................             6,079       14,562
Notes payable, net of current portion......................................             1,478          961
Capital lease obligations, net of current portion..........................               799        1,685
Deferred revenue - long-term portion.......................................               360          723
Commitments
Redeemable convertible preferred stock.....................................            21,449       22,253
Stockholders' equity (net capital deficiency):
  Convertible preferred stock..............................................                 1            1
  Common stock.............................................................                 1            1
  Additional paid-in capital...............................................            20,016       25,996
  Notes receivable from stockholders.......................................            (1,450)      (1,961)
  Deferred stock compensation..............................................           (14,777)     (13,244)
  Accumulated deficit......................................................           (16,264)     (35,134)
                                                                                     --------     --------
     Stockholders' equity (net capital deficiency).........................           (12,473)     (24,341)
                                                                                     --------     --------
                                                                                     $ 17,692     $ 15,843
                                                                                     ========     ========

                            See accompanying notes.

                               SUPPORT.COM, INC.

                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
              (in thousands, except per share amounts; unaudited)

                                                                          Three Months Ended             Six Months Ended
                                                                               June 30,                      June 30,
                                                                               --------                      --------
                                                                         1999           2000           1999           2000
                                                                         ----           ----           ----           ----
Revenue:
 License fees.......................................................    $    472      $  2,435       $    802       $   3,757
 Services...........................................................          21         1,139             25           1,689
                                                                        --------      --------       --------       ---------
   Net revenue......................................................         493         3,574            827           5,446
                                                                        --------      --------       --------       ---------

Costs and expenses:
 Cost of license fees...............................................          --            47              1              83
 Cost of services...................................................         128         1,250            201           2,132
 Research and development...........................................         360         3,068            730           4,715
 Sales and marketing................................................       1,484         5,303          2,336           9,417
 General and administrative.........................................         315           833            495           1,584
 Amortization of deferred stock compensation (1)....................         231         2,733            298           6,448
                                                                        --------      --------       --------       ---------
   Total costs and expenses.........................................       2,518        13,234          4,061          24,379
                                                                        --------      --------       --------       ---------
Loss from operations................................................      (2,025)       (9,660)        (3,234)        (18,933)
Interest income (expense) and other income, net.....................         (22)            3            (20)             63
                                                                        --------      --------       --------       ---------
Loss before income taxes............................................      (2,047)       (9,657)        (3,254)        (18,870)
Provision for income taxes..........................................          --            --             --              --
                                                                        --------      --------       --------       ---------
Net loss............................................................      (2,047)       (9,657)        (3,254)        (18,870)
Accretion on redeemable convertible preferred stock.................        (154)         (404)          (255)           (806)
                                                                        --------      --------       --------       ---------
Net loss attributable to common shareholders........................    $ (2,201)     $(10,061)      $ (3,509)      $ (19,676)
                                                                        ========      ========       ========       =========
Basic and diluted net loss per share................................    $  (0.34)     $  (1.23)      $  (0.54)      $   (2.36)
                                                                        ========      ========       ========       =========
Shares used in computing basic and diluted net loss per share.......       6,562         8,209          6,503           8,325
                                                                        ========      ========       ========       =========
Pro forma basic and diluted net loss per share......................                  $  (0.41)                     $   (0.79)
                                                                                      ========                      =========
Shares used in computing pro forma basic and diluted
  net loss per share................................................                    23,765                         23,882
                                                                                      ========                      =========

________________________
(1) Amortization of deferred compensation relates to the following:

                                                                           Three Months Ended               Six Months Ended
                                                                                June 30,                        June 30,
                                                                                  2000                            2000
                                                                            ------------------              ----------------
 Cost of services...................................................              $   119                      $   282
 Research and development...........................................                  975                        1,274
 Sales and marketing................................................                  546                        2,302
 General and administrative.........................................                1,093                        2,590
                                                                               ----------------             ----------------
          Total.....................................................              $ 2,733                      $ 6,448
                                                                              ================              ================

                            See accompanying notes.

                               SUPPORT.COM, INC.

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)

                                                                                                        Six Months Ended
                                                                                                            June 30,
                                                                                                            --------
                                                                                                       1999           2000
                                                                                                       ----           ----
                                                                                                           (unaudited)
Operating Activities
 Net loss..................................................................................          $(3,254)      $ (18,870)
 Adjustments to reconcile net loss to net cash used in operating activities:
  Depreciation and amortization............................................................               78             556
  Amortization of deferred stock compensation..............................................              298           6,448
  Other....................................................................................              105             257
  Changes in assets and liabilities:
    Accounts receivable, net...............................................................             (629)         (2,138)
    Prepaids and other current assets......................................................              132          (1,495)
    Accounts payable.......................................................................               43             858
    Accrued compensation...................................................................              135             242
    Other accrued liabilities..............................................................              118           1,879
    Deferred revenue.......................................................................              357           5,442
                                                                                                     -------       ---------
     Net cash provided used in operating activities........................................           (2,617)         (6,821)
                                                                                                     -------       ---------

Investing Activities
  Purchases of property and equipment......................................................              (18)           (465)
  Other Assets.............................................................................              (12)             (3)
  Purchases of short-term investments......................................................           (1,967)         (5,915)
  Sales of short-term investments..........................................................               --          12,885
                                                                                                     -------       ---------
     Net cash provided by (used in) investing activities...................................           (1,997)          6,502
                                                                                                     -------       ---------

Financing Activities
  Proceeds from notes payable..............................................................            2,000              --
  Proceeds from sale-leaseback.............................................................              183              --
  Proceeds from issuance of preferred stock, net...........................................           15,140              --
  Proceeds from issuance of common stock, net of repurchases...............................               35           1,101
  Repayment of notes payable...............................................................               --            (429)
  Principal payments under capital lease obligations.......................................               --            (199)
                                                                                                     -------       ---------
     Net cash provided by financing activities.............................................           17,358             473
                                                                                                     -------       ---------
Net increase in cash and cash equivalents..................................................           12,744             154

Cash and cash equivalents at beginning of period...........................................            2,807           4,023
                                                                                                     -------       ---------
Cash and cash equivalents at end of period.................................................          $15,551       $   4,177
                                                                                                     =======       =========

                            See accompanying notes.

                               SUPPORT.COM, INC.

       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)


(1)  Significant Accounting Policies:

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements include the accounts of Support.com and its wholly owned subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation. The balance sheet at June 30, 2000 and the statement of operations for the three and six months ended June 30, 1999 and 2000 and cash flows for the six months ended June 30, 1999 and 2000 are unaudited. In the opinion of management, these financial statements reflect all adjustments (consisting of normal reoccurring adjustments) that are necessary for a fair presentation of the results for and as of the periods shown. The results of operations for such periods are not necessarily indicative of the results expected for the full fiscal year or for any future period. The condensed consolidated financial statement information as of December 31, 1999 is derived from audited financial statements as of that date. These financial statements should be read with the financial statements and related notes included in the Company's final prospectus filed with the Securities and Exchange Commission on July 19, 2000.

Revenue Recognition

License revenue is comprised of fees for term and perpetual licenses of Support.com's software by corporate customers and resellers. Term licenses are sold with maintenance for which Support.com does not have vendor specific objective evidence (VSOE) to determine fair value as maintenance is not priced or offered separately in term licensing arrangements. Support.com therefore recognizes maintenance revenue and the term license fees over the service period of the arrangement. License revenue also includes maintenance for term licenses. If any portion of the fee for a term license with maintenance is payable in excess of 12 months from the date of the agreement, as is the case with the majority of our term license arrangements, the fee is considered to not be fixed and determinable and revenue is recognized ratably over the service period of the agreement commencing in the period in which the first payment is due. Revenue from perpetual license fees is recognized when persuasive evidence of an agreement exists, delivery of the product has occurred, no obligations remain, the fee is fixed and determinable and collectibility is probable. License revenue from arrangements with resellers is recognized upon delivery limited by guaranteed minimum amounts due under the arrangement and sell through activity.

Services revenue is primarily comprised of revenue from professional services, such as consulting services, maintenance and support. Consulting services include a range of services including installation, implementation and building of interfaces for the customer's specific application.

Customer advances and billed amounts due from customers in excess of revenue recognized are recorded as deferred revenue.

Net Loss Per Common Share

Basic and diluted net loss per share are presented in accordance with Statement of Financial Accounting Standards No. 128, "Earnings per Share" ("FAS 128"), for all periods presented. Pursuant to the Securities and Exchange Commission Staff Accounting Bulletin No. 98, ordinary shares and convertible preferred shares issued or granted for nominal consideration prior to the anticipated effective date of Support.com's initial public offering must be included in the calculation of basic and diluted net loss per share as if they had been outstanding for all periods presented. To date, Support.com has not had any issuances or grants for nominal consideration.

Basic and diluted net loss per share has been computed using the weighted-average number of shares of common stock outstanding during the period, less shares subject to repurchase. Pro forma basic and diluted net loss per common share, as presented in the consolidated statements of operations, has been computed for the three and six-month periods ended June 30, 1999 and 2000 as described above, and also gives effect to the conversion of the convertible preferred stock (using the if-converted method) from the original date of issuance.

Had Support.com been in a net income position, diluted earnings per share would have included the shares used in the computation of basic net loss per share as well as the impact of common shares outstanding subject to repurchase and outstanding options and warrants to purchase an additional 8,117,429 and 7,623,236 shares, prior to the application of the treasury stock method, for the three and six months ended June 30, 2000. Such shares have been excluded because they are antidilutive for all periods presented.

The following table presents the calculation of basic and diluted and pro forma basic and diluted net loss per share (in thousands, except per share data):

                                                                             Three months ended           Six months ended
                                                                                  June 30,                    June 30,
                                                                                  --------                    --------
                                                                              1999         2000          1999          2000
                                                                              ----         ----          ----          ----
Net loss attributable to common shareholders............................    $(2,201)     $(10,061)      $(3,509)     $(19,676)
                                                                            =======      ========       =======      ========
Basic and diluted:
 Weighted-average shares of common stock outstanding....................      6,688        13,430         6,584        13,248
 Less: Weighted-average shares subject to repurchase....................       (126)       (5,221)          (81)       (4,923)
                                                                            -------      --------       -------      --------
 Shares used in computing basic and diluted net loss per share..........      6,562         8,209         6,503         8,325
                                                                            =======      ========       =======      ========
Basic and diluted net loss per share....................................    $ (0.34)     $  (1.23)      $ (0.54)     $  (2.36)
                                                                            =======      ========       =======      ========

Pro forma:
 Net loss...............................................................                 $ (9,657)                   $(18,870)
                                                                                         ========                    ========
 Shares used above......................................................                    8,209                       8,325
 Unaudited pro forma adjustment to reflect weighted effect
  of assumed conversion of convertible preferred stock..................                   15,556                      15,556
                                                                                         --------                    --------
 Shares used in computing pro forma basic and diluted net
  loss per share........................................................                   23,765                      23,882
                                                                                         ========                    ========
 Pro forma basic and diluted net loss per share.........................                 $  (0.41)                   $  (0.79)
                                                                                         ========                    ========

(2)  Stockholders' Equity

In February 2000, the board of directors authorized 5,000,000 shares of undesignated preferred stock, for which the board of directors is authorized to fix the designation, powers, preferences and rights, and an increase in the authorized number of shares of common stock to 150,000,000 shares.

(3)  Source Code License Agreement

In March 2000 Support.com entered into an exclusive licensing agreement with another party. Under this arrangement, Support.com was obligated to pay up to $750,000 during the second quarter of 2000 for an evaluation license and for training, integration services and engineering assistance. In June 2000, the agreement was amended to extend the 90 day right to purchase the source code to June 2003 and Support.com was granted the ability to market and re-sell the technology on both a stand alone basis and as an embedded technology in its current product offering. For these rights, Support.com will be required to pay license fees of $1.0 million per quarter for four quarters. After the fourth quarter of the arrangement Support.com may cancel the arrangement at any time or continue to pay license fees of $1.0 million per quarter. If Support.com exercises its right to acquire the source code all future license fee payments will cease.

(4)  Recently Issued Accounting Standards

In June 1998, the FASB issued Statement of Financial Accounting Standard No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133"), which will be effective for the year ending December 31, 2001. This statement establishes accounting and reporting standards requiring that every derivative instrument, including certain derivative instruments embedded in other contracts, be recorded in the balance sheet as either an asset or liability measured at its fair value. The statement also requires that changes in the derivative's fair value be recognized in earnings unless specific hedge accounting criteria are met. Support.com believes the adoption of SFAS 133 will not have a material effect on the financial statements, since it currently does not invest in derivative instruments and engage in hedging activities.

In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements", or SAB 101. SAB 101 summarizes certain of the SEC Staff's views in applying generally accepted accounting principles to revenue recognition in financial statements. The Company is currently evaluating the impact of SAB 101. The Company believes their current practices comply with SAB 101; however, should the Company determine that a change in accounting policy is necessary, such a change will be made in the fourth quarter of 2000 and would result in a charge to results of operations for the cumulative effect of the change. This amount, if recognized, would be recorded as deferred revenue and recognized as revenue in future periods. Financial statements for prior periods would not be restated.

In May 2000, the Emerging Issues Task Force ("EITF") released Issue No. 00-2, "Accounting for Web Site Development Costs". EITF Issue No. 00-2 establishes standards for determining the capitalization or expensing of incurred costs relating to the development of Internet web sites based upon the respective stage of development. The Issue is effective for fiscal quarters beginning after June 30, 2000 (including costs incurred for projects in process at the beginning of the quarter of adoption). As the Company does not plan to adopt the EITF by cumulative catch-up adjustment, the adoption will not have a material effect on the financial statements.

In March 2000, the FASB issued FASB Interpretation No. 44, Accounting for Certain Transactions Involving Stock Compensation, which contains rules designed to clarify the application of APB 25. FIN 44 will be effective on July 1, 2000 and we will adopt it at that time. We believe the anticipated impact of adoption of FIN 44 will not be material to our operating results and financial position.

(5)  Comprehensive Loss

Support.com adopted Financial Accounting Standards Board's Statement No.130, "Reporting Comprehensive Income" ("FAS 130"), at December 31, 1998. Under FAS 130, Support.com is required to display comprehensive income and its components as part of the financial statements. Other comprehensive income includes certain changers in equity that are excluded from net loss. For the three and six month periods ending June 30, 1999 and 2000, Support.com has no material components of other comprehensive loss and, as a result, the comprehensive loss is the same as the net loss for all periods presented.

(6)  Initial Public Offering

On July 19, 2000, Support.com completed an initial public offering of its Common Stock. All 4.9 million shares covered by Support.com's Registration Statement on Form S-1, including shares subject to an overallotment option, were sold by Support.com at a price of $14.00 per share, less an underwriting discount of $0.98 per share. Net proceeds to the Company from all shares sold were approximately $60 million. Upon the consummation of the initial public offering, all of the then outstanding Series A, B, and C Preferred Stock automatically converted into Common Stock.

                     MANAGEMENTS'S DISCUSSION AND ANALYSIS
               OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

Support.com is a provider of eBusiness infrastructure software that automates, personalizes and enhances user support over the Internet. Support.com's suite of eSupport software products and services is designed to accelerate eBusiness growth by increasing the efficiency and capabilities of support organizations that would otherwise constrain expanding internet initiatives. Support.com sells its products primarily in the United States and, to a lesser extent in Europe, Asia, and Latin America through its direct and indirect sales force.

Substantially all of Support.com's revenue has come from the license of our software products and from related services. We market our products through a combination of direct sales, resellers and support outsourcers.

We license our software under term and perpetual licenses. Term license revenue is recognized ratably over the service period of the agreement. Term licenses typically have a duration of 36 months, with pre-payments generally made at the
beginning of each 12 month period.   We began licensing software under term
arrangements in June 1999. Because revenue under perpetual license agreements is recognized more rapidly than term-based revenue, a majority of the revenue recognized through June 30, 2000 has been derived from perpetual licenses. However, a majority of the licenses executed were term-based.

RESULTS OF OPERATIONS

The following table sets forth the results of operations for the three and six months ended June 30, 1999 and 2000 expressed as a percentage of total revenue.

                                                                     Three Months Ended           Six Months Ended
                                                                          June 30,                    June 30,
                                                                          --------                    --------
                                                                     1999           2000           1999         2000
                                                                     ----           ----           ----         ----
Revenue:
     License fees...............................................       96 %           68 %           97 %          69 %
     Services...................................................        4             32              3            31
                                                                    -----          -----          -----         -----
        Total revenue...........................................      100            100            100           100
                                                                    -----          -----          -----         -----

Costs and expenses:
     Cost of license fees.......................................       --              1             --             2
     Cost of services...........................................       26             35             24            39
     Research and development...................................       73             86             88            87
     Sales and marketing........................................      301            149            283           173
     General and administrative.................................       64             23             60            29
     Amortization of deferred stock compensation................       47             76             36           118
                                                                    -----          -----          -----         -----
        Total costs and expenses................................      511            370            491           448
Loss from operations............................................     (411)          (270)          (391)         (348)
Interest income (expense) and other income, net.................       (4)            --             (2)            2
                                                                    -----          -----          -----         -----
Loss before income taxes........................................     (415)          (270)          (393)         (346)
Provision for income taxes......................................       --             --             --            --
                                                                    -----          -----          -----         -----
Net loss........................................................     (415)%         (270)%         (393)%        (346)%
                                                                    =====          =====          =====         =====

Three and Six Months Ended June 30, 1999 and 2000

Revenue

Total revenue increased 625% to $3.6 million in the three months ended June 30, 2000 from $493,000 in the three months ended June 30, 1999. Total revenue increased 559% to $5.4 million for the six months ended June 30, 2000 as compared to $827,000 for the same period in 1999.

  License revenue

License revenue increased to $2.4 million in the three months ended June 30, 2000 from $472,000 in the three months ended June 30, 1999 and to $3.8 million for the six months ended June 30, 2000 from $802,000 for the six months ended June 30, 1999. The increase in license revenue was due primarily to increased market acceptance of our products, expansion of our product line and increased sales generated by our expanded sales force.

  Services revenue

Service revenue increased to $1.1 million in the three months ended June 30, 2000 from $21,000 in the three months ended June 30, 1999 and to $1.7 million for the six months ended June 30, 2000 from $25,000 for the six months ended June 30, 1999. This increase was due to increased implementation and consulting services performed for our expanded customer base and the growth in number and size of existing contracts.

International revenue represented 5% and 6% of total revenues for the three and six months ended June 30, 2000, compared with 0% for each of the three and six months ended June 30, 1999.

Three customers accounted for 50% of our total revenue for the three months ended June 30, 2000 and four customers accounted for 55% of our total revenue for the six months ended June 30, 2000. Each of these customers individually accounted for 10% or more of our total revenue in the applicable period.

Cost of Revenue

  Cost of license revenue

Cost of license revenue consists primarily of costs related to the distribution of our software products and related documentation and license fees paid to third parties under technology license arrangements. Cost of license revenue increased to $47,000 in the three months ended June 30, 2000 from $0 in the three months ended June 30, 1999. Cost of license revenue for the six months ended June 30, 2000 increased to $83,000 compared to $1,000 for the same period in 1999. We expect cost of license revenue to grow in absolute dollars as we continue to license third party technologies including our license of source code from one vendor which requires quarterly payments.

  Cost of services revenue

Cost of services primarily consists of salaries and other expenses from our customer support organization, related overhead expenses and payments made to third parties for consulting services. Cost of services revenue increased to $1.3 million in the three months ended June 30, 2000 from $128,000 in the three months ended June 30, 1999. Cost of services revenue for the six months ended June 30, 2000 increased to $2.1 million compared to $201,000 for the same period in 1999. This increase was primarily because of the growth in the number of employees in our customer support and professional services organizations, which grew from 3 employees at June 30, 1999 to 23 employees at June 30, 2000. We expect to continue to invest heavily in customer support, professional services, consulting and training and expect cost of services revenue to increase.

Research and Development Expense

Research and development expense consists primarily of payroll expenses and related costs for research and development personnel. Research and development expense increased to $3.1 million in the three months ended June 30, 2000 from $360,000 in the three months ended June 30, 1999. Research and development expense for the six months ended June 30, 2000 increased to $4.7 million as compared to $730,000 for the same period in 1999. The increase was primarily due to an increase in the number of research and development personnel, which grew from 19 employees at June 30, 1999 to 49 employees at June 30, 2000 and engineering and services fees of $750,000 paid to evaluate source code pursuant to an arrangement with ePeople. This increase is necessary to support both expanded functionality of our eSupport software suite and increases in our quality assurance and product publications operations. We currently believe our investment in research and development will increase during the remainder of fiscal year 2000. We have not capitalized any software development costs to date.

Sales and Marketing Expense

Sales and marketing expense consists primarily of payroll expense, including salaries and commissions and related costs for sales and marketing personnel and promotional expenses, including public relations, advertising and trade shows. Sales and marketing expense increased to $5.3 million in the three months ended June 30, 2000 from $1.5 million in the three months ended June 30, 1999. Sales and marketing expense for the six months ended June 30, 2000 increased to $9.4 million as compared to $2.3 million for the same period in 1999. The increase was due to a number of factors including an increase in the number of sales and marketing personnel, which grew from 33 employees at June 30, 1999 to 70 employees at June 30, 2000, the opening of new sales offices in the United States, the establishment of European headquarters in the United Kingdom and Asia Pacific headquarters in Singapore, commission expense associated with higher revenues, and expenses incurred in connection with trade shows and additional marketing programs. We expect sales and marketing expense to increase in absolute dollars as we hire additional sales and marketing personnel, increase spending on advertising and marketing programs and establish sales offices in additional North American and international locations.

General and Administrative Expense

General and administrative expense consists primarily of payroll expense and related costs of administrative personnel and professional fees for legal, accounting and other professional services. General and administrative expense increased to $833,000 in the three months ended June 30, 2000 from $315,000 in the three months ended June 30, 1999. General and administrative expense for the six months ended June 30, 2000 increased to $1.6 million as compared to $495,000 for the same period in 1999. This increase was primarily due to an increase in the number of general and administrative personnel, which grew from 7 employees at June 30, 1999 to 22 employees at June 30, 2000, and an increase in legal, accounting, and other consulting costs incurred in connection with business activities. We expect general and administrative expense to increase as we hire additional general and administrative personnel to support our operations as a public company.

Amortization of Deferred Stock Compensation

We recorded deferred stock compensation of approximately $5.9 million in fiscal year 2000, representing the difference between the exercise prices of options granted to acquire certain shares of common stock during fiscal year 1999 and 2000 and the deemed fair value for financial reporting purposes of our common stock on their respective grant dates. We amortized deferred compensation expense of approximately $2.7 million and $6.4 million during the three and six months ended June 30, 2000 as compared to $231,000 and $298,000 during the same periods in 1999. This compensation expense relates to options awarded to individuals in all operating expense categories. Total remaining deferred compensation at June 30, 2000 of approximately $13.2 million is being amortized over the vesting periods of the options using a graded vesting method. The amortization of deferred compensation currently recorded is estimated to be $11.0 million for the entirety of fiscal year 2000, $5.9 million in fiscal year 2001, $3.1 million in fiscal year 2002 and $1.2 million in fiscal year 2003.

Interest Income (Expense) and Other Income, Net

Interest income (expense) and other income, net, includes interest and dividend income from cash, cash equivalents short and long-term investments offset by interest on notes payable and capital leases. Interest income (expense) and other income, net, was $3,000 and $63,000 in the three and six months ended June 30, 2000, as compared to $(22,000) and $(20,000) in the same periods in 1999.


LIQUIDITY AND CAPITAL RESOURCES

Financing Activities

Since our incorporation in December 1997, we have financed our operations primarily through the private placement of our preferred stock, and to a lesser extent through revenue, bank borrowings and capital equipment lease financing. Cash, cash equivalents and short-term investments totaled $5.7 million at June
30, 2000, compared to a balance of $12.5 million at December 31, 1999.   Net
cash provided by financing activities was $0.5 million for the six months ended June 30, 2000 compared to $17.4 million for the six months ended June 30, 1999 primarily as a result of the net proceeds from the issuance of the preferred and common stock.

We have both a secured and subordinated debt facility with a single lender under which we are entitled to borrow up to $2.5 million, all of which has been used. We repaid the remaining principal balance of approximately $2.0 million under the secured and subordinated debt facility in our quarter ended September 30, 2000. We also have a total of $2.5 million available under equipment lease credit facilities, all of which is outstanding as of June 30, 2000. Under the equipment lease line, we are entitled to lease equipment with payment terms extending 48 months. Amounts outstanding under these facilities bear interest at rates ranging from 9.0% to 12.5% and are secured by substantially all of our tangible assets.

Operating Activities

We used $6.8 million in cash in operations in the six months ended June 30, 2000, an increase of $4.2 million over the $2.6 million used in the comparable period ended June 30, 1999. Amortization of deferred stock compensation, which is included in the net loss line in the cash flow statement, but does not require the use of cash, amounted to $6.4 million for the six months ended June 30, 2000 compared to $0.3 million for the six months ended June 30, 1999. Net cash used in operations in the six months period was primarily the result of net losses and a $2.1 million increase in accounts receivable, offset by a $5.4 million increase in deferred revenue, and a combined increase in accounts payable, accrued compensation, and other accrued liabilities of $3.0 million.

Investing Activities

Net cash provided by investing activities was $6.5 million in the six months ended June 30, 2000. Net cash used in investing activities was $2.0 million in the six months ended June 30, 1999. Net cash provided by investing activities for the six months ended June 30, 2000, included $12.9 million in sales of short-term investment offset by $5.9 million in purchases of short-term investments. We have continued to make significant investments in equipment. During the six months ended June 30, 2000, we purchased computer servers, workstations, networking equipment and other capital equipment amounting to approximately $1.9 million, primarily to expand our product capability, increase internal network communication, product demonstration and service capability. Of this amount, $1.4 million was funded from our equipment lease line facility.

Commitments

As of June 30, 2000, our principal commitments consisted of obligations outstanding under notes payable, capital and operating leases. Although we have no material commitments for capital expenditures, we anticipate a substantial increase in our capital expenditures consistent with our anticipated growth in operations, infrastructure and personnel. As of December 31, 1999, future lease commitments for our office facility were $1.3 million in 2000 and $850,000 in 2001. We expect to require additional space to meet our needs in the next 12 months. Adequate space may not be available on commercially reasonable terms.

Working Capital and Capital Expenditure Requirements

We believe that the net proceeds from the sale of common stock in our initial public offering and our existing cash balances will be sufficient to meet our working capital and capital expenditure requirements for at least the next 12 months. We have no present understandings, commitments or agreements for any acquisition of other businesses, products and technologies except for an agreement to purchase technology related to problem identification. For this technology, we will be required to make minimum license fees of $1.0 million per quarter for four quarters. After the fourth quarter of the arrangement, we may cancel the agreement at any time or continue to pay license fees of $1.0 million per quarter. We also have an option to acquire the licensed technology for amounts of up to approximately $8.0 million. We evaluate potential acquisitions of other businesses, products and technologies and may in the future require additional equity or debt financings to accomplish any potential acquisitions.

If we require additional capital resources to grow our business internally or to acquire complementary technologies and businesses at any time in the future, we may seek to sell additional equity or debt securities. The sale of additional equity or convertible debt securities could result in more dilution to our stockholders. Financing arrangements may not be available to us, or may not be available in amounts or on terms acceptable to us.

RECENT ACCOUNTING PRONOUNCEMENTS

In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, Accounting for Derivative Financial Instruments and for Hedging Activities, which provides a comprehensive and consistent standard for the recognition and measurement of derivatives and hedging activities. SFAS 133 is effective for all fiscal quarters for fiscal years beginning after June 15, 2000 and is not anticipated to have a significant impact on our operating results or financial condition when adopted.

In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 101, Revenue Recognition in Financial Statements, or SAB 101. SAB 101 summarizes some of the SEC staff's views in applying generally accepted accounting principles to revenue recognition in financial statements. We are evaluating the impact of SAB 101. We believe our current practices comply with SAB 101. However if we determine that a change in our accounting policy is necessary, this change will be made in the fourth quarter of 2000 and would result in a charge to results of operations for the cumulative effect of the change. This amount, if recognized, would be recorded as deferred revenue and recognized as revenue in future periods. Financial statements for prior periods would not be restated.

In May 2000, the Emerging Issues Task Force released issue No. 00-2, Accounting for Web Site Development Costs. Issue No. 00-2 establishes standards for determining the capitalization or expensing of costs incurred for the development of Internet web sites based upon the stage of development. Issue No. 00-2 is effective for fiscal quarters beginning after June 30, 2000, including costs incurred for projects in process at the beginning of the quarter of adoption. As we do not plan to adopt issue No. 00-2 by cumulative catch-up adjustment, the adoption will not have a material effect on the financial statements.

In March 2000, the FASB issued FASB Interpretation No. 44, Accounting for Certain Transactions Involving Stock Compensation, which contains rules designed to clarify the application of APB 25. FIN 44 will be effective on July 1, 2000 and we will adopt it at that time. We believe the anticipated impact of adoption of FIN 44 will not be material to our operating results and financial position.

FACTORS THAT MAY AFFECT FUTURE RESULTS

We have a history of losses and if we do not become profitable, we may not be able to continue to operate.

     We incurred net losses of approximately $35.1 million for the period from December 3, 1997, through June 30, 2000. We expect to continue to incur substantial net losses in the future. If we do not become profitable within the timeframe expected by securities analysts or investors, the market price of our stock will likely decline. If we continue to incur net losses, we may not be able to increase our number of employees or our investment in capital equipment, sales, marketing and research and development programs. We do not know when or if we will become profitable. If we do achieve profitability, we may not sustain or increase profitability in the future and may not be able to continue to operate.

Our quarterly results are difficult to predict and may fluctuate. If we do not meet quarterly financial expectations, our stock price would likely decline.

     Because of our limited operating history, our quarterly revenue and operating results are difficult to predict and may fluctuate from quarter to quarter. Our operating results in some quarters may fall below the expectations of securities analysts or investors, which would likely cause the market price of our common stock to decline.

     Several factors are likely to cause fluctuations in our operating results, including:

     .    demand for our eSupport infrastructure software;

     . the price and mix of products and services we or our competitors offer;

     .    our ability to retain customers; and

     . the amount and timing of operating costs and capital expenditures relating to expansion of our business, infrastructure and marketing activities.

Our quarterly results depend on the size of a small number of orders, so the delay or loss of any single large order during a quarterly period, and especially an order for a perpetual license rather than a term license, could harm that quarter's results and cause our stock price to decline.

     Our operating results could suffer if any large orders are delayed or cancelled in any future period. Each quarter, we derive a significant portion of our license revenue from a small number of relatively large orders for the licensing of our eSupport infrastructure software. We license our eSupport infrastructure software under perpetual and term licenses. Perpetual licenses typically result in our recognition of a larger amount of revenue in the quarter in which the license is granted as compared with term licenses. Revenue from a perpetual license is generally recognized upon delivery of a product. Revenue from a term license is recognized on a monthly basis over the agreement term, which is typically three years. We expect that we will continue to depend upon a small number of large orders for a significant portion of our license revenue.

Because a small number of customers has accounted for and may continue to account for substantial portions of our revenue, our revenue could decline because of delays of customer orders or the failure of existing customers to renew licenses.

     For the second quarter of 2000, three of our customers each accounted for 10% or more of our total revenue in the period. Collectively, these customers represented 50% of our total revenue for the three months ended June 30, 2000. No other single customer accounted for 10% or more of our total revenue for the second quarter of 2000. Because we have a small number of customers and a few customers are likely to continue to account for a significant portion of our revenue, our revenue could decline because of the loss or delay of a single customer order or the failure of an existing customer to renew its term license. We may not obtain additional customers. The failure to obtain additional customers, the loss or delay of customer orders and the failure of existing customers to renew licenses will harm our operating results.

We must achieve broad adoption and acceptance of our eSupport products and services or we will not increase our market share or grow our business.

     We must achieve broad market acceptance and adoption of our products and services or our business and operating results will suffer. Specifically, we must encourage our customers to transition from using traditional support methods. To accomplish this, we must:

     . continually improve the performance, features and reliability of our products and services to address changing industry standards and customer needs and

     .    develop integration with other support-related technologies.

We must attract and retain qualified personnel, which is particularly difficult for us because we are headquartered in the San Francisco Bay Area, where competition for personnel is extremely intense.

     If we fail to retain and recruit the necessary personnel, our ability to develop new products and services and to provide acceptable levels of customer service could suffer. We currently plan to substantially increase our number of employees over the next 12 months. Competition for these personnel is intense, especially in the San Francisco Bay Area. We have had difficulty hiring qualified personnel as quickly as we have desired. Specifically, we may be unable to hire a sufficient number of qualified support, training and engineering professionals. If we hire employees from our competitors, these competitors may claim that we have engaged in unfair hiring practices. We could incur substantial costs in defending ourselves against any of these claims, regardless of their merits.

Our product innovations may not achieve the market penetration or price stability necessary for profitability.

     If we fail to develop, in a timely manner, new or enhanced versions of our eSupport infrastructure software or to provide new products and services that achieve rapid and broad market acceptance or price stability, we may not become profitable. We may fail to identify new product and service opportunities successfully. Our existing products will become obsolete if we fail to introduce new products or product enhancements that meet new customer demands, support new standards or integrate with new or upgraded versions of packaged applications. We may have little or no control over the factors that might influence market acceptance of our products and services. These factors include:

     . the willingness of enterprises to transition to automated support and eSupport and

     .    acceptance of competitors' automated support or eSupport solutions.

Our eSupport software may not operate with the hardware and software platforms that are used by our customers now or in the future, and as a result our business and operating results may suffer.

     We currently serve a customer base with a wide variety of constantly changing hardware, packaged software applications and networking platforms. With the exception of our Support Portal, our eSupport infrastructure software is currently available only on Microsoft Windows operating systems. If there is widespread adoption of other operating system environments, or if we fail to release versions of our eSupport infrastructure software that are compatible with these other operating systems, our business and operating results will suffer. Our future success also depends on:

     . our ability to integrate our product with multiple platforms and to modify our product as new versions of packaged applications are introduced;

     . the number of different operating systems and databases that our product can work with; and

     . our management of software being developed by third parties for our customers or for use with our product.

We rely on third-party technologies and our inability to use or integrate third-party technologies could delay product or service development.

     We intend to continue to license technologies from third parties including applications used in our research and development activities and technologies, which are integrated into our products and services. Our inability to obtain or integrate any of these licenses could delay product and service development until equivalent technology can be identified, licensed and integrated. These technologies may not continue to be available to us on commercially reasonable terms or at all. We may fail to successfully integrate any licensed technology into our products or services. This would harm our business and operating results. Third-party licenses also expose us to increased risks that include:

     .    risks of product malfunction after new technology is integrated;

     . the diversion of resources from the development of our own proprietary technology; and

     . our inability to generate revenue from new technology sufficient to offset associated acquisition and maintenance costs.

We may engage in future acquisitions or investments that could dilute our existing stockholders, or cause us to incur significant expenses.

     We may acquire or invest in complementary businesses, technologies or products. For example, we recently entered into an agreement to license technology that relates to problem identification, and as part of the agreement, we have an option to purchase this technology for up to approximately $8 million, which we may or may not exercise. If we are unable to use or integrate any newly acquired entities or technologies effectively or profitably, our operating results could suffer. Future acquisitions by us could also result in large and immediate write-offs, incurrence of debt and contingent liabilities or amortization of expenses related to goodwill and other intangibles, which could harm our operating results. Additional funds to finance any acquisitions may not be available on terms that are favorable to us, or at all, and, in the case of equity financings, may dilute our stockholders.

Our recent growth has placed a strain on our management systems, network infrastructure and resources and our failure to manage growth could harm our ability to provide adequate levels of service to our customers, disrupt our operations and delay execution of our business plan.

Our rapid expansion in our personnel, facilities, systems and infrastructure has placed, and we expect that it will continue to place, a significant strain on our management controls, network infrastructure and financial resources. Our failure to manage growth could harm our ability to provide adequate levels of customer service, delay execution of our business plan or disrupt our operations. We expect further significant expansion, including expansion outside the San Francisco Bay Area. We will need to obtain additional office space before the end of 2000, and if we fail to obtain sufficient space, our business operations will be disrupted.

We have recently hired a number of new senior management personnel and their failure to integrate effectively may interfere with our operations.

     Over the last 12 months, we have hired a number of new officers, including our chief financial officer, Brian M. Beattie, and our senior vice president of sales and business development, Jim R. Hilbert. These individuals, who have worked together for only a short period of time, must spend a significant amount of time learning our business model and management system while performing their regular duties. The integration of new personnel could disrupt our ongoing operations.

Because we do not have long-term employment agreements with most of our key personnel, we may lose their services, which in turn would harm the market's perception of our business.

     Our success will depend on the skills, experience and performance of our senior management, engineering, sales, marketing and other key personnel. We do not have long-term employment agreements with many of our key employees. The loss of the services of any of our senior management or other key personnel, including our chief executive officer, Radha R. Basu, our chief financial officer, Brian Beattie, our chief technical officer, Scott W. Dale, and our chief software officer, Cadir B. Lee, could harm the market's perception of our business and our ability to achieve our business goals.

Our failure to establish and expand our strategic alliances would harm our ability to achieve market acceptance of our eSupport infrastructure software.

     If we fail to maintain, establish or successfully implement strategic alliances, our ability to achieve market acceptance of our eSupport infrastructure software will suffer and our business and operating results will be harmed. Specifically, we must establish and extend existing distribution alliances with specialized technology and services firms such as support outsourcers. We must also establish and extend existing solutions alliances with leading providers of complementary support technologies, including call center or help desk management companies, knowledge management companies and systems management firms.

Our eSupport products depend on and work with products containing complex software and if our products fail to perform properly due to errors or similar problems in the software, we may need to spend resources to correct the errors or compensate for losses from these errors and our reputation could be harmed.

     Our eSupport products depend on complex software, both internally developed and licensed from third parties. Also, our customers may use our products with other companies' products which also contain complex software. Complex software often contains errors. These errors could result in:

     .    delays in product shipments;

     . unexpected expenses and diversion of resources to identify the source of errors or to correct errors;

     .    damage to our reputation;

     .    lost sales;

     .    product liability claims; and

     .    product returns.

Our system security is important to our customers and we may need to spend significant resources to protect against or correct problems caused by security breaches.

     A fundamental requirement for online communications, transactions and support is the secure transmission of confidential information. Third parties may attempt to breach our security or that of our customers. We may be liable to our customers for any breach in security and any breach could harm our business and reputation. Also, computers are vulnerable to computer viruses, physical or electronic break-ins and similar disruptions, which could lead to interruptions, delays or loss of data. We may be required to expend significant capital and other resources to further protect against security breaches or to correct problems caused by any breach.

We may face claims of invasion of privacy or inappropriate disclosure, use or loss of our customers' information and any liability imposed could harm our reputation and cause us to lose customers.

     Our software contains features which may allow us or our customers to control, monitor or collect information from computers running the software without notice to the computing users. Therefore we may face claims about invasion of privacy or inappropriate disclosure, use or loss of this information. Any imposition of liability could harm our operating results.

Our sales cycle can be lengthy and if revenue forecasted for a particular quarter is not realized in that quarter, significant expenses incurred may not be offset by corresponding sales.

     Our sales cycle for our eSupport infrastructure software can range from one week to nine months or more and may vary substantially from customer to customer. While our customers are evaluating our products and services, we may incur substantial sales and marketing expenses and spend significant management effort. Any delay in completing sales in a particular quarter could cause our operating results to be below expectations.

We have limited experience in international operations and if our revenue from international operations does not exceed the expense of establishing and maintaining our international operations, our business could suffer.

     We intend to expand further into international markets. We have limited experience in international operations and may not be able to compete effectively in international markets. If we do not generate enough revenue from international operations to offset the expense of these operations, our business could suffer. Risks we face in conducting business internationally include:

     . difficulties and costs of staffing and managing international operations;

     .    differing technology standards;

     .    longer sales cycles and collection periods;

     .    changes in currency exchange rates and controls; and

     .    dependence on local vendors.

Any system failure that causes an interruption in our customers' ability to use our eSupport products or services or a decrease in their performance could harm our relationships with our customers and result in reduced revenue.

     Our eSupport software depends on the uninterrupted operation of our internal and outsourced communications and computer systems. These systems are vulnerable to damage or interruption from computer viruses, human error, natural disasters and intentional acts of vandalism and similar events. We have no formal disaster recovery plan and business interruption insurance may not be enough to compensate us for losses that occur. These problems could interrupt our customers' ability to use our eSupport products or services which could harm our reputation and cause us to lose customers and revenue.

We may not obtain sufficient patent protection, and this could harm our competitive position and increase our expenses which would harm our business.

     Our success and ability to compete depend to a significant degree upon the protection of our software and other proprietary technology. It is possible that:

     .    our four pending patent applications may not be issued,

     . competitors may independently develop similar technologies or design around any of our patents,

     . patents issued to us may not be broad enough to protect our proprietary rights and

     .    our issued patent could be successfully challenged.

We rely upon trademarks, copyrights and trade secrets to protect our proprietary rights and if these rights are not sufficiently protected, it could harm our ability to compete and to generate revenue.

     We also rely on a combination of laws, such as copyright, trademark and trade secret laws, and contractual restrictions, such as confidentiality agreements and licenses, to establish and protect our proprietary rights and our ability to compete and grow our business could suffer if these rights are not adequately protected. Our proprietary rights may not be adequately protected because:

     . laws and contractual restrictions may not prevent misappropriation of our technologies or deter others from developing similar technologies and

     . policing unauthorized use of our products and trademarks is difficult, expensive and time-consuming, and we may be unable to determine the extent of this unauthorized use.

     We have received a letter claiming trademark infringement for the use of eSupport. We have responded that we believe eSupport to be a generic term commonly used throughout the industry.

     Also, the laws of other countries in which we market our products may offer little or no protection of our proprietary technologies. Reverse engineering, unauthorized copying or other misappropriation of our proprietary technologies could enable third parties to benefit from our technologies without paying us for it, which would harm our competitive position and market share.

We may face intellectual property infringement claims that could be costly to defend and result in our loss of significant rights.

     Other parties may assert intellectual property infringement claims against us and our products may infringe the intellectual property rights of third parties. Intellectual property litigation is expensive and time-consuming and could divert management's attention from our business. If there is a successful claim of infringement, we may be required to develop non-infringing technology or enter into royalty or license agreements which may not be available on acceptable terms, if at all. Our failure to develop non-infringing technologies or license the proprietary rights on a timely basis would harm our business. Our products may infringe issued patents that may relate to our products. Also, patent applications may have been filed which relate to our software products.

We must compete successfully in the eSupport market or we will lose market share and our business will fail.

     The market for our products is intensely competitive, rapidly changing and significantly affected by new product introductions and other market activities of industry participants. Competitive pressures could reduce our market share or require us to reduce the price of products and services and therefore our gross margin, which could harm our business and operating results. Our integrated software solution competes against various vendors' software products designed to accomplish specific elements of a complete eSupport solution. For example, in the market for automated development of support solutions, we compete with companies such as Serena Software, Inc. In the market for automated delivery of support solutions, we compete with Motive Communications, Inc.

     We may encounter competition from companies such as:

     .    customer communications software companies;

     .    question and answer companies;

     .    customer relationship management solution providers;

     .    consolidated service desk solution vendors;

     .    Internet infrastructure companies; and

     .    operating systems providers.

     Our potential competitors may have longer operating histories, significantly greater financial, technical, and other resources or greater name recognition than we do. Our competitors may be able to respond more quickly to new or emerging technologies and changes in customer requirements.

Because our eSupport infrastructure software is designed to support businesses operating over the Internet, our success depends on the continued growth and levels of performance of Internet usage.

     Because a majority of our products are designed to support businesses operating over the Internet, the success of our business will depend on the continued improvement of the Internet as a convenient means of consumer interaction and commerce, as well as an efficient medium for the delivery and distribution of information by enterprises to their employees and extended enterprise. Because global commerce on the Internet and the online exchange of information is evolving, we cannot predict whether the Internet will continue to be a viable commercial marketplace.

Governmental regulation and legal changes could impair the growth of the Internet and decrease demand for our products or increase our cost of doing business.

     The laws and regulations that govern our business change rapidly. Any changes in laws and regulations could impair the growth of the Internet and could reduce demand for our products, subject us to liability or increase our cost of doing business. The United States government and the governments of other states and foreign countries have attempted to regulate activities on the Internet and the distribution of software. Also, in 1998, Congress passed the Internet Freedom Act, which imposes a three-year moratorium on state and local taxes on Internet-based transactions. Failure to renew this moratorium would allow various states to impose taxes on e-commerce. This might harm our business directly and indirectly by harming the businesses of our customers, potential customers and business alliances. The applicability to the Internet of existing laws governing issues is uncertain and may take years to resolve. Evolving areas of law that are relevant to our business include privacy law, intellectual property laws, proposed encryption laws, content regulation and sales and use tax laws and regulations.

ITEM 3: QUALITATIVE AND QUANTITATIVE DISCLOSURES ABOUT MARKET RISK

Qualitative and Quantitative Disclosures about Market Risk

We develop products in the United States and market and sell in North America, South American, Asia and Europe. As a result, our financial results could be affected by factors such as changes in foreign currency exchange rates or weak economic conditions in foreign markets. As all sales are currently made in U.S. dollars, a strengthening of the dollar could make our products less competitive in foreign markets. Our interest income is sensitive to changes in the general level of U.S. interest rates, particularly since the majority of our investments are in short-term instruments. Because of the nature of our short-term investments, we have concluded that there is no material market risk exposure.

 Our investment policy requires us to invest funds in excess of operating requirements in:

  . obligations of the U.S. government and its agencies;

  . investment grade state and local government obligations;

  . securities of U.S. corporations rated A1 or AA by Standard and Poors or the Moody's equivalent; and

  . money market funds, deposits or notes issued or guaranteed by U.S. and non-
    U.S. commercial banks, meeting credit rating and net worth requirements with maturities of less than two years.

At June 30, 2000, our cash and cash equivalents consisted primarily of demand deposits and money market funds held by large institutions in the U.S. and our short-term investments were invested in corporate debt securities maturing in less than one year.

PART II:  OTHER INFORMATION

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS.

Upon the closing of our initial public offering on July 24, 2000, all of the then outstanding shares of Series A Preferred Stock, Series B Preferred Stock, and Series C Preferred Stock were automatically converted on a share-for-share basis into shares of our Common Stock. Following that conversion, Support.com filed an Amended and Restated Certificate of Incorporation that reflects the deletion of provisions relating to those series of preferred stock.

(c)  Sales of Unregistered Securities

During the three months ended June 30, 2000, we issued and sold the following unregistered securities:

     1. We granted options to purchase 822,346 shares of common stock to employees, directors and consultants under our stock plans at exercise prices of $9.00 per share.

     2. We issued 7,882 shares of common stock pursuant to the exercise of stock options at exercise prices ranging from $2.00 to $9.00 per share.

The sales of the above securities were considered to be exempt from registration under the Securities Act of 1933, as amended, in reliance on Section 4(2) of the Securities Act, or Regulation D promulgated thereunder, or Rule 701 promulgated under Section 3(b) of the Securities Act, as transactions by an issuer not involving a public offering or transactions under compensatory benefit plans and contracts relating to compensation provided under Rule 701. The recipients of securities in each of these transactions represented their intention to acquire the securities for investment only and not with a view to or for sale with any distribution thereof, and appropriate legends were affixed to the share certificates and instruments issued in these transactions. All recipients had adequate access, through their relationship with the Registrant, to information about the Registrant.

(d)  Use of Proceeds from Sales of Registered Securities.

On July 24, 2000, we completed the sale of a total of 4,887,500 shares of our common stock, par value $0.0001 per share, at a price of $14.00 per share in a firm commitment underwritten public offering. The offering was effected pursuant to a Registration Statement on Form S-1 (File No. 333-30674), which the Securities and Exchange Commission declared effective on July 18, 2000. Credit Suisse First Boston, Chase Securities Inc., Bear, Stearns & Co. Inc. and Wit SoundView Corporation were the lead underwriters for the offering.

Of the $68,425,000 in aggregate proceeds raised by us in the offering:

     1. approximately $4.8 million was paid to the underwriters in connection with the underwriting discount;

     2. approximately $2.0 million was paid by us in connection with offering expenses, printing fees, listing fees, filing fees, accounting fees and legal fees.

     3. approximately $2.0 million was paid by us to retire notes payable to one financial institution.

     4. the remainder of the proceeds from the offering has been invested in short-term, interest-bearing, investment grade securities.

We intend to use the net proceeds for general corporate purposes, including working capital. We may also use a portion of the net proceeds to acquire additional businesses, products and technologies that we believe will complement our business. We also have a source code license agreement that will require minimum license fees of $1.0 million per quarter for four quarters. After the fourth quarter of the arrangement, we may cancel the arrangement at any time or continue to pay license fees of $1.0 million per quarter. We also have an option to acquire the licensed technology. We may use some of the net proceeds from this offering to purchase the technology. We do not have more specific plans for the net proceeds from this offering. The amounts and timing of any expenditures will vary depending on the amount of cash generated by our operations, competitive and technological developments and the rate of growth, if any, of our business. We will retain broad discretion in the allocation of the net proceeds from this offering.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

1. On April 3, 2000, we held our 2000 Annual Meeting of Stockholders, at which meeting our stockholders approved the following:

     (a)  Election of the following directors:
          Radha R. Basu
          Mark J. Pincus
          Matthew T. Cowan
          William L. Dunn
          Bruce Golden
          Edward S. Russell
          Roger J. Sippl

          For             Against            Abstain
          ---             -------            -------
          24,821,743      0                  0

     (b)  Approval of our Amended and Restated Certificate of Incorporation

          For             Against            Abstain
          ---             -------            -------
          24,821,743      0                  0

     (c)  Approval of our Amended and Restated Bylaws

          For             Against            Abstain
          ---             -------            -------
          24,821,743      0                  0

     (d)  Approval of our 2000 Omnibus Equity Incentive Plan

          For             Against            Abstain
          ---             -------            -------
          24,821,743      0                  0

     (e)  Approval of our 2000 Employee Stock Purchase Plan

          For             Against            Abstain
          ---             -------            -------
          24,821,743      0                  0

     (f) Ratification of Ernst & Young LLP as our independent public accountants for the fiscal year ending December 31, 2000

          For             Against            Abstain
          ---             -------            -------
          24,821,743      0                  0

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

         (a)  Exhibits

         See Exhibit Index attached hereto, which is incorporated herein by reference

         (b)  Reports on Form 8-K:

         No reports on Form 8-K were filed with the Securities and Exchange Commission during the three months ended June 30, 2000.

                                   SIGNATURE

       Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



August 22, 2000                        SUPPORT.COM, INC.

                                       By /s/ BRIAN BEATTIE
                                          -----------------
                                              Brian Beattie

                             Senior Vice President of Finance and Administration
                                        and Chief Financial Officer
                      (Principal Financial Officer and Chief Accounting Officer)

                      EXHIBIT INDEX TO SUPPORT.COM, INC.
                         QUARTERLY REPORT ON FORM 10-Q
                      FOR THE QUARTER ENDED JUNE 30, 2000



Exhibit Number      Description
--------------      -----------

3.1*                Amended and Restated Certificate of Incorporation.

3.2*                Amended and Restated Bylaws.

4.1**               Form of Common Stock Certificate.

27.1                Financial Data Schedule for Support.com, Inc.


* Incorporated by reference from Exhibits 3.1 and 3.2 of Registrant's Registration Statement on Form S-1 (File No. 333-30674) filed with the Securities and Exchange Commission on February 18, 2000.

** Incorporated by reference from Exhibit 4.1 of Amendment No. 3 to Registrant's Registration Statement on Form S-1 (File No. 333-30674) filed with the Securities and Exchange Commission on April 26, 2000.