Form 10-Q
period 2000-09-30
SUPPORT COM INC
filed 2000-11-13
CIK 1104855

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549


                                   FORM 10-Q

(Mark One)
     [X] QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

               For the Quarterly Period Ended September 30, 2000

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


Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes _______ No X. (1)
                                                         ---

(1) The registrant has been subject to the filing requirements of the Securities Exchange Act of 1934 since the effective date of its Registration Statement on Form S-1 (July 18, 2000) and has filed all required reports since the effective date.

On November 13, 2000, 33,241,684 shares of the Registrant's Common Stock, $0.0001 par value, were outstanding.

                               SUPPORT.COM, INC.
                                   FORM 10-Q

                   QUARTERLY PERIOD ENDED SEPTEMBER 30, 2000


                                     INDEX

                                                                                                       Page
                                                                                                       ----
Part I:   Financial Information

     Item 1:   Financial Statements (Unaudited)

               Condensed Consolidated Balance Sheets at December 31, 1999 and September 30, 2000         3

               Condensed Consolidated Statements of Operations for the three and nine months             4
               ended September 30, 1999 and 2000

               Condensed Consolidated Statements of Cash Flows for the nine months                       5
               ended September 30, 1999 and 2000

               Notes to Condensed Consolidated Financial Statements                                      6

     Item 2:   Management's Discussion and Analysis of Financial Condition and                           9
               Results of Operations

     Item 3:   Quantitative and Qualitative Disclosures About Market Risk                               21

Part II:  Other Information

     Item 2:   Changes in Securities and Use of Proceeds                                                22

     Item 6:   Exhibits and Reports on Form 8-K                                                         23

Signature                                                                                               24

Exhibit Index                                                                                           25

                         PART 1. FINANCIAL INFORMATION

ITEM 1:  FINANCIAL STATEMENTS


                               SUPPORT.COM, INC.

                     CONDENSED CONSOLIDATED BALANCE SHEETS
                                (in thousands)

                                                                                   September 30,       December 31,
                                                                                       2000               1999
                                                                                       ----               ----
                                                                                    (unaudited)
Assets
Current assets:
  Cash and cash equivalents.....................................................     $ 38,357           $  4,023
  Short term investments........................................................       20,635              8,466
  Accounts receivable, net......................................................        6,838              3,450
  Other current assets..........................................................        1,438                618
                                                                                     --------           --------
     Total current assets.......................................................       67,268             16,557
Property and equipment, net.....................................................        2,423                881
Purchase intangibles, net.......................................................        6,706                 --
Other assets....................................................................          375                254
                                                                                     --------           --------
                                                                                     $ 76,772           $ 17,692
                                                                                     ========           ========
Liabilities and Stockholders' Equity (Net Capital Deficiency)
Current liabilities:
  Accounts payable..............................................................     $    733           $  1,227
  Accrued compensation..........................................................        1,102                451
  Other accrued liabilities.....................................................        8,205                494
  Notes payable, current portion................................................           --                921
  Capital lease obligations, current portion....................................          622                274
  Deferred revenue..............................................................        9,333              2,712
                                                                                     --------           --------
     Total current liabilities..................................................       19,995              6,079
Notes payable, net of current portion...........................................           --              1,478
Capital lease obligations, net of current portion...............................        1,499                799
Other long term liabilities.....................................................        2,164                 --
Deferred revenue - long-term portion............................................           --                360
Commitments
  Redeemable convertible preferred stock........................................           --             21,449
Stockholders' equity (net capital deficiency):
  Convertible preferred stock...................................................           --                  1
  Common stock..................................................................            3                  1
  Additional paid-in capital....................................................      112,723             20,016
  Notes receivable from stockholders............................................       (2,501)            (1,450)
  Deferred stock compensation...................................................      (12,420)           (14,777)
  Accumulated deficit...........................................................      (44,691)           (16,264)
                                                                                     --------           --------
  Stockholders' equity (net capital deficiency).................................       53,114             12,473
                                                                                     --------           --------
                                                                                     $ 76,772           $ 17,692
                                                                                     ========           ========


                            See accompanying notes.

                               SUPPORT.COM, INC.

                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
              (in thousands, except per share amounts; unaudited)

                                                                            Three Months Ended            Nine Months Ended
                                                                              September 30,                 September 30,
                                                                              ------------                  ------------
                                                                          2000           1999           2000            1999
                                                                          ----           ----           ----            ----
Revenue:
  License fees.......................................................   $   3,965       $   628      $   7,722        $  1,430
  Services...........................................................       1,388           154          3,077             179
                                                                        ---------       -------      ---------        --------
     Net revenue.....................................................       5,353           782         10,799           1,609
                                                                        ---------       -------      ---------        --------

Costs and expenses:
  Cost of license fees...............................................       1,113             2          1,196               3
  Cost of services...................................................       1,826           240          3,958             441
  Amortization of purchased intangibles..............................          94            --             94              --
  Research and development...........................................       2,649           771          7,364           1,501
  Sales and marketing................................................       5,970         2,245         15,387           4,581
 General and administrative..........................................       1,246           477          2,830             972
 Amortization of deferred stock compensation (1).....................       2,767         1,400          9,215           1,698
                                                                        ---------       -------      ---------        --------
     Total costs and expenses........................................      15,665         5,135         40,044           9,196
                                                                        ---------       -------      ---------        --------
Loss from operations.................................................     (10,312)       (4,353)       (29,245)         (7,587)
Interest income and other income, net................................         755            88            818              68
                                                                        ---------       -------      ---------        --------
Net loss.............................................................      (9,557)       (4,265)       (28,427)         (7,519)
Accretion on redeemable convertible preferred stock..................         (79)         (405)          (885)           (660)
                                                                        ---------       -------      ---------        --------
Net loss attributable to common shareholders.........................   $  (9,636)      $(4,670)     $ (29,312)       $ (8,179)
                                                                        =========       =======      =========        ========
Basic and diluted net loss per share.................................   $   (0.38)      $ (0.70)     $   (2.14)       $  (1.26)
                                                                        =========       =======      =========        ========
Shares used in computing basic and diluted net loss per share........      25,279         6,691         13,712           6,503
                                                                        =========       =======      =========        ========
Pro forma basic and diluted net loss per share.......................   $   (0.34)                   $   (1.13)
                                                                        =========                    =========
Shares used in computing pro forma basic and diluted
      net lost per share.............................................      28,322                       25,051
                                                                        =========                    =========

_________________
(1) Amortization of deferred compensation relates to the following:


                                                                   Three Months Ended          Nine Months Ended
                                                                      September 30,               September 30,
                                                                      ------------                ------------
                                                                    2000          1999           2000        1999
                                                                    ----          ----           ----        ----
 Cost of services..............................................    $  127         $   21        $  424      $   25
 Research and development......................................       554            273         1,843         332
 Sales and marketing...........................................       985            441         3,280         535
 General and administrative....................................     1,101            665         3,668         806
                                                                   ------         ------        ------      ------
                                                                   $2,767         $1,400        $9,215      $1,698
                                                                   ------         ------        ------      ------

                            See accompanying notes.

                               SUPPORT.COM, INC.

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (in thousands)

                                                                                                      Nine Months Ended
                                                                                                         September 30,
                                                                                                         ------------
                                                                                                     2000             1999
                                                                                                     ----             ----
                                                                                                          (unaudited)
Operating Activities
 Net loss....................................................................................   $   (28,427)        $(7,519)
 Adjustments to reconcile net loss to net cash used in operating activities:
  Depreciation and amortization..............................................................           985             147
  Amortization of deferred stock compensation................................................         9,215           1,698
  Amortization of purchased intangibles......................................................            94              --
  Other......................................................................................            80             203
  Changes in assets and liabilities:
     Accounts receivable, net................................................................        (3,388)         (1,510)
     Prepaids and other current assets.......................................................          (820)           (169)
     Accounts payable........................................................................          (494)             11
     Accrued compensation....................................................................           651             386
     Other accrued liabilities...............................................................         3,075             220
     Deferred revenue........................................................................         6,261           1,615
                                                                                                -----------         -------
       Net cash used in operating activities.................................................       (12,768)         (4,918)
                                                                                                -----------         -------

Investing Activities
  Purchases of property and equipment........................................................        (1,105)            (54)
  Proceeds from sale of equipment............................................................            --              99
  Other assets...............................................................................          (121)           (144)
  Purchases of short-term investments........................................................       (13,169)         (1,967)
  Sales of short-term investments............................................................         1,000              --
                                                                                                -----------         -------
       Net cash used in investing activities.................................................       (13,395)         (2,066)
                                                                                                -----------         -------

Financing Activities
  Proceeds from notes payable................................................................            --           2,000
  Proceeds from sale-leaseback...............................................................            --             183
  Proceeds from issuance of preferred stock, net.............................................            --          15,140
  Proceeds from initial public offering, net of issuance costs...............................        61,777              --
  Proceeds from other issuances of common stock, net of repurchases..........................        1, 493              50
  Repayment of notes payable.................................................................        (2,399)             --
  Principal payments under capital lease obligations.........................................          (374)             (4)
                                                                                                -----------         -------
       Net cash provided by financing activities.............................................        60,497          17,369
                                                                                                -----------         -------
Net increase in cash and cash equivalents....................................................        34,334          10,385
Cash and cash equivalents at beginning of period.............................................         4,023           2,807
                                                                                                -----------         -------
Cash and cash equivalents at end of period...................................................   $    38,357         $13,192
                                                                                                ===========         =======


                            See accompanying notes.

                               SUPPORT.COM, INC.

       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)


(1)  Significant Accounting Policies:

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements include the accounts of Support.com and its wholly owned subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation. The balance sheet at September 30, 2000 and the statements of operations for the three and nine months ended September 30, 2000 and 1999 and cash flows for the nine months ended September 30, 2000 and 1999 are unaudited. In the opinion of management, these financial statements reflect all adjustments (consisting of normal reoccurring adjustments) that are necessary for a fair presentation of the results for and as of the periods shown. The results of operations for such periods are not necessarily indicative of the results expected for the full fiscal year or for any future period. The condensed consolidated financial statement information as of December 31, 1999 is derived from audited financial statements as of that date. These financial statements should be read with the financial statements and related notes included in the Company's final prospectus filed with the Securities and Exchange Commission on July 19, 2000.

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

Basic and diluted net loss per share has been computed using the weighted-average number of shares of common stock outstanding during the period, less shares subject to repurchase. Pro forma basic and diluted net loss per common share, as presented in the consolidated statements of operations, has been computed for the three and nine-month periods ended September 30, 2000 and 1999 as described above, and also gives effect to the conversion of the convertible preferred stock (using the if-converted method) from the original date of issuance.

Had Support.com been in a net income position, diluted earnings per share would have included the shares used in the computation of basic net loss per share as well as the impact of common shares outstanding subject to repurchase and outstanding options and warrants to purchase an additional 7,576,687 and 7,905,104 shares, prior to the application of the treasury stock method, for the three and nine months ended September 30, 2000. Such shares have been excluded because they are antidilutive for all periods presented.

The following table presents the calculation of basic and diluted and pro forma basic and diluted net loss per share (in thousands, except per share data):

                                                                    Three months ended          Nine months ended
                                                                      September 30,               September 30,
                                                                      -------------               -------------
                                                                    2000          1999          2000          1999
                                                                    ----          ----          ----          ----
Net loss attributable to common shareholders....................  $(9,636)      $(4,670)     $(29,312)      $(8,179)
                                                                  =======       =======      ========       =======
Basic and diluted:
 Weighted-average shares of common stock outstanding............   29,677         6,868        18,460         6,616
 Less: Weighted-average shares subject to repurchase............   (4,398)         (177)       (4,748)         (113)
                                                                  -------       -------      --------       -------
  Shares used in computing basic and diluted net loss per.......   25,279         6,691        13,712         6,503
   share........................................................  =======       =======      ========       =======
Basic and diluted net loss per share............................  $ (0.38)      $ (0.70)     $  (2.14)      $ (1.26)
                                                                  =======       =======      ========       =======

Pro forma:
 Net loss.......................................................  $(9,557)                   $(28,427)
                                                                  =======                    ========
 Shares used above..............................................   25,279                      13,712
  Unaudited pro forma adjustment to reflect weighted effect
   of assumed conversion of convertible preferred stock.........    3,043                      11,339
                                                                  -------                    --------
  Shares used in computing pro forma basic and diluted net
   loss per share...............................................   28,322                      25,051
                                                                  =======                    ========
 Pro forma basic and diluted net loss per share.................  $ (0.34)                   $  (1.13)
                                                                  =======                    ========

(2)  Stockholders' Equity

In February 2000, the board of directors authorized 5,000,000 shares of undesignated preferred stock, for which the board of directors is authorized to fix the designation, powers, preferences and rights, and an increase in the authorized number of shares of common stock to 150,000,000 shares.

On July 19, 2000, Support.com completed an initial public offering of its Common Stock. All 4.9 million shares covered by Support.com's Registration Statement on Form S-1, including shares subject to an overallotment option, were sold by Support.com at a price of $14.00 per share, less an underwriting discount of $0.98 per share. Net proceeds to the Company from all shares sold were approximately $61.8 million. Upon the consummation of the initial public offering, all of the then outstanding Series A, B, and C Preferred Stock automatically converted into Common Stock.

(3)  Source Code License Agreement

In March 2000, Support.com entered into an exclusive licensing agreement with another party. Under this arrangement, Support.com was obligated to pay up to $750,000 during the second quarter of 2000 for an evaluation license and for training, integration services and engineering assistance which was included in research and development expenses. In September 2000, the agreement was amended to extend the 90 day right to purchase the source code to September 2003 and Support.com was granted the ability to market and re-sell the technology on both a stand alone basis and as an embedded technology in its current product offering. For these rights, Support.com paid $1.0 million for the quarter ended September 30, 2000, which was included in cost of license fees.

On September 20, 2000, Support.com exercised its option to purchase the Talkback source code and related intellectual property rights from ePeople, Inc. (formerly known as NoWonder, Inc.). Support.com purchased the technology for $6,800,000. An additional amount of $2,500,000 may be payable to ePeople based upon future revenue related to the technology recognized by Support.com. The purchase price for the technology of $6.8 million was recorded as purchased intangibles and included as an other asset in the Company's consolidated balance sheet. The purchased technology is being amortized on a straight-line basis over two years.

(4)  Recently Issued Accounting Standards

In September 1998, the FASB issued Statement of Financial Accounting Standard No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133"), which will be effective for the year ending December 31, 2001. This statement establishes accounting and reporting standards requiring that every derivative instrument, including certain derivative instruments embedded in other contracts, be recorded in the balance sheet as either an asset or liability measured at its fair value. The statement also requires that changes in the derivative's fair value be recognized in earnings unless specific hedge accounting criteria are met. Support.com believes the adoption of SFAS 133 will not have a material effect on the financial statements, since it currently does not invest in derivative instruments and engage in hedging activities.

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

In May 2000, the Emerging Issues Task Force ("EITF") released Issue No. 00-2, "Accounting for Web Site Development Costs". EITF Issue No. 00-2 establishes standards for determining the capitalization or expensing of incurred costs relating to the development of Internet web sites based upon the respective stage of development. The Issue is effective for fiscal quarters beginning after September 30, 2000 (including costs incurred for projects in process at the beginning of the quarter of adoption). As the Company does not plan to adopt the EITF by cumulative catch-up adjustment, the adoption will not have a material effect on the financial statements.

In March 2000, the FASB issued FASB Interpretation No. 44, Accounting for Certain Transactions Involving Stock Compensation, which contains rules designed to clarify the application of APB 25. FIN 44 was effective as of July 1, 2000 and we adopted it at that time. The impact of adoption of FIN 44 was not material to our operating results and financial position.

(5)  Comprehensive Loss

Other comprehensive income (loss) includes certain changers in equity that are excluded from net loss. For the three and nine month periods ending September 30, 1999 and 2000, Support.com has no material components of other comprehensive loss and, as a result, the comprehensive loss is the same as the net loss for all periods presented.

This report on Form 10-Q contains forward-looking statements. These statements relate to our, and in some cases our customers; or alliance partners', future plans, objectives, expectations, intentions and financial performance, as well as statements as to expected net losses, expected cash flows, the adequacy of capital resources, growth in operations, the ability to compete and respond to technological change and the acceptance and performance of our products and services. In some cases, you can identify forward-looking statements because they use terms such as anticipates, believes, continue, could estimates, expects, intends, may, plans, potential, predicts, should or will or the negative of those terms or other comparable words. These statements involve risks and uncertainties that may cause our actual results, activities or achievements to be materially different from those expressed or implied by these statements. These risks and uncertainties include those listed under Factors that May Affect Future Results and Management's Discussion and Analysis of Financial Condition and Results of Operations.

Support.com expressly disclaims any obligation or undertaking to release publicly any updates or revisions to any forward-looking statements contained in this report to conform these statements to actual results or changes in our expectations or in events, conditions or circumstances on which any such statement is based. You should not place undue reliance on these forward-looking statements, which apply only as of the date hereof.

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

We license our software under term and perpetual licenses. Term license revenue is recognized ratably over the service period of the agreement. Term licenses typically have a duration of 36 months, with pre-payments generally made at the beginning of each 12 month period. We began licensing software under term arrangements in June 1999. A majority of the licenses executed to date have been term-based. For the three months ended September 30, 2000, a majority of our license revenue was term-based.

RESULTS OF OPERATIONS

The following table sets forth the results of operations for the three and nine months ended September 30, 2000 and 1999 expressed as a percentage of total revenue.

                                                            Three Months Ended             Nine Months Ended
                                                               September 30,                 September 30,
                                                               -------------                 -------------
                                                            2000          1999           2000          1999
                                                            ----          ----           ----          ----
Revenue:
  License fees..........................................     74%            80%            72%           89%
  Services..............................................     26             20             28            11
                                                          -----          -----          -----         -----
     Net revenue........................................    100            100            100           100
                                                          -----          -----          -----         -----
Costs and expenses:
  Cost of license fees..................................     21             --             11            --
  Cost of services......................................     34             31             37            28
  Amortization of purchased intangibles.................      2             --              1            --
  Research and development..............................     49             99             68            93

  Sales and marketing..................................     112            287            143           285
  General and administrative...........................      23             61             26            60
  Amortization of deferred stock compensation..........      52            179             85           106
                                                          -----          -----          -----         -----
     Total costs and expenses..........................     293            657            371           572
Loss from operations...................................    (193)          (557)          (271)         (472)
Interest income and other income, net..................      14             12              8             5
                                                          -----          -----          -----         -----
Loss before income taxes...............................    (179)          (545)          (263)         (467)
Provision for income taxes.............................      --             --             --            --
                                                          -----          -----          -----         -----
Net loss...............................................    (179)%         (545)%         (263)%        (467)%
                                                          =====          =====          =====         =====


Three and Nine Months Ended September 30, 2000 and 1999

Revenue

Total revenue increased 585% to $5.4 million in the three months ended September 30, 2000 from $782,000 in the three months ended September 30, 1999. Total revenue increased 571% to $10.8 million for the nine months ended September 30, 2000 as compared to $1.6 million for the same period in 1999.

International revenue represented 16% and 11% of total revenue for the three and nine months ended September 30, 2000, compared with 1% for both the three and nine months ended September 30, 1999.

One customer accounted for 15% and 16% of our total revenue for the three and nine months ended September 30, 2000. No other single customer accounted for 10% or more of our total revenue in these periods.

License revenue

License revenue increased to $4.0 million in the three months ended September 30, 2000 from $628,000 in the three months ended September 30, 1999 and to $7.7 million for the nine months ended September 30, 2000 from $1.4 million for the nine months ended September 30, 1999. The increase in license revenue was due primarily to increased market acceptance of our products, expansion of our product line and the release of Version 4 of our software and increased sales generated by our expanded sales force.

Services revenue
Service revenue increased to $1.4 million in the three months ended September 30, 2000 from $154,000 in the three months ended September 30, 1999 and to $3.1 million for the nine months ended September 30, 2000 from $179,000 for the nine months ended September 30, 1999. This increase was due primarily to increased implementation and consulting services performed for our expanded customer base, growth in number and size of existing contracts and increase in headcount in our professional services organization which generates increased billable consulting hours.

Cost of Revenue

Cost of license revenue

Cost of license revenue consists primarily of costs related to license fees paid to third parties under technology license arrangements and to distribute our software products and related documentation. Cost of license revenue increased to $1.1 million in the three months ended September 30, 2000 from $2,000 in the three months ended September 30, 1999. Cost of license revenue for the nine months ended September 30, 2000 increased to $1.2 million compared to $3,000 for the same period in 1999. The increase was primarily due to a quarterly license fee of $1.0 million paid in the third quarter pursuant to our arrangement with ePeople. As a result of our purchase of the technology which we were previously licensing from ePeople, the payment of the quarterly license fee has ceased. Excluding the impact of the fee paid to ePeople in the quarter ended September 30, 2000, we expect cost of license revenue to grow in absolute dollars as we continue to license third party technologies.

Cost of services revenue

Cost of services consists primarily of salaries and other expenses from our customer support organization, related overhead expenses and payments made to third parties for consulting services. Cost of services revenue increased to $1.8 million in the three months ended September 30, 2000 from $240,000 in the three months ended September 30, 1999. Cost of services revenue for the nine months ended September 30, 2000 increased to $4.0 million compared to $441,000 for the same period in 1999. This increase was primarily because of the growth in the number of employees in our customer support and professional services organizations and to a lesser extent travel and consulting costs. We expect to continue to invest heavily in customer support, professional services, consulting and training and expect cost of services revenue to increase in absolute dollars.

Amortization of Purchased Intangibles

For both the three and nine months ended September 30, 2000, amortization of purchased intangibles was $94,000 compared to $0 for both the three and nine months ended September 30, 1999. This increase was attributable to the amortization of purchased intangibles related to the purchase of Talkback source code and related intellectual property rights from ePeople, Inc. (formerly known as NoWonder, Inc.).

Research and Development Expense

Research and development expense consists primarily of payroll expenses and related costs for research and development personnel. Research and development expense increased to $2.6 million in the three months ended September 30, 2000 from $771,000 in the three months ended September 30, 1999. Research and development expense for the nine months ended September 30, 2000 increased to $7.4 million as compared to $1.5 million for the same period in 1999. The increase was primarily due to an increase in the number of research and development personnel and an increase in consulting costs incurred in connection with the localization of our product into six new languages. This increase is necessary to support both expanded functionality of our eSupport software suite and increases in our quality assurance and product publications operations. We currently believe our investment in research and development will increase during the remainder of fiscal year 2000.

Sales and Marketing Expense

Sales and marketing expense consists primarily of payroll expense, including salaries and commissions and related costs for sales and marketing personnel and promotional expenses, including public relations, advertising and trade shows. Sales and marketing expense increased to $6.0 million in the three months ended September 30, 2000 from $2.2 million in the three months ended September 30, 1999. Sales and marketing expense for the nine months ended September 30, 2000 increased to $15.4 million as compared to $4.6 million for the same period in 1999. The increase was due to a number of factors including an increase in the number of sales and marketing personnel, the opening of new sales offices in the United States, the establishment of foreign offices in Europe and in Asia, commission expense associated with higher revenue, and expenses incurred in connection with the hosting of our first User Forum, trade shows and additional marketing programs. We expect sales and marketing expense to increase in absolute dollars as we hire additional sales and marketing personnel and increase spending on marketing programs.

General and Administrative Expense

General and administrative expense consists primarily of payroll expense and related costs of administrative personnel and professional fees for legal, accounting and other professional services. General and administrative expense increased to $1.2 million in the three months ended September 30, 2000 from $477,000 in the three months ended September 30, 1999. General and administrative expense for the nine months ended September 30, 2000 increased to $2.8 million as compared to $972,000 for the same period in 1999. This increase was primarily due to an increase in the number of general and administrative personnel and an increase in legal, accounting and other consulting costs incurred in connection with business activities including our initial public offering. We expect general and administrative expense to increase as we continue to hire additional general and administrative personnel to support our operations as a public company.

Amortization of Deferred Stock Compensation

We recorded deferred stock compensation of approximately $7.8 million in fiscal year 2000, representing the difference between the exercise prices of options granted to acquire certain shares of common stock during fiscal year 1999 and 2000 and the deemed fair value for financial reporting purposes of our common stock on their respective grant dates. We amortized deferred compensation expense of approximately $2.8 million and $9.2 million during the three and nine months ended September 30, 2000 as compared to $1.4 million and $1.7 million during the same periods in 1999. This compensation expense relates to options awarded to individuals in all operating expense categories. Total remaining deferred compensation at September 30, 2000 of approximately $12.4 million is being amortized over the vesting periods of the options using a graded vesting method. The amortization of deferred compensation currently recorded is estimated to be $11.2 million for the entirety of fiscal year 2000, $5.9 million in fiscal year 2001, $3.1 million in fiscal year 2002 and $1.4 million in fiscal year 2003.

Interest Income (Expense) and Other Income, Net

Interest income and other income, net, was $755,000 and $818,000 in the three and nine months ended September 30, 2000, as compared to $88,000 and $68,000 in the same periods in 1999. The increase was primarily attributable to the interest income earned on our cash, cash equivalents and investments as a result of the funds raised in our initial public offering.


LIQUIDITY AND CAPITAL RESOURCES

Since our incorporation in December 1997, we have financed our operations primarily through the private placement of our preferred stock, and to a lesser extent through revenue, bank borrowings and capital equipment lease financing. In July 2000, we completed our initial public offering from which we received net proceeds of approximately $61.8 million.

Operating Activities

We used $12.8 million in cash in operations in the nine months ended September 30, 2000, an increase of $7.9 million over the $4.9 million used in the nine months ended September 30, 1999. Amortization of deferred stock compensation and amortization of purchased intangibles, which is included in the net loss, but does not require the use of cash, amounted to $9.3 million for the nine months ended September 30, 2000 compared to $1.7 million for the nine months ended September 30, 1999. Net cash used in operations in the nine month period was primarily the result of net losses and a $3.4 million increase in accounts receivable, offset by a $6.3 million increase in deferred revenue, and a combined increase in accrued compensation and other accrued liabilities of $3.7 million.


Investing Activities

Net cash used in investing activities was $13.4 million in the nine months ended September 30, 2000, an increase of $11.3 million over the $2.1 million used in the comparable period ended September 30, 2000. Net cash used in investing activities for the nine months ended September 30, 2000, was primarily due to the purchase of $13.2 million in short-term investments offset by $1.0 million in the sale of short-term investments.

Financing Activities

Net cash provided by financing activities was $60.5 million for the nine months ended September 30, 2000 and $17.4 million for the nine months ended September 30, 1999. For 2000, cash provided by financing activities was primarily attributable to the $61.8 million from the issuance of our common stock in our initial public offering on July 19, 2000. In 1999, cash provided by financing activities included $15.1 million in proceeds from the issuance of preferred stock. In 1999, we had both a secured and subordinated debt facility with a single lender under which we were entitled to borrow up to $2.5 million. We repaid the remaining principle balance of $2.0 million under the secured and subordinated debt facility in our current quarter ended September 30, 2000.

Commitments

As of September 30, 2000, our principal commitments consisted of obligations outstanding under capital and operating leases. Although we have no material commitments for capital expenditures, we anticipate a substantial increase in our capital expenditures consistent with our anticipated growth in operations, infrastructure and personnel. As of December 31, 1999, future lease commitments for our office facility were $1.3 million in 2000 and $850,000 in 2001. We expect to require additional space to meet our needs in the next 12 months. Adequate space may not be available on commercially reasonable terms.

Working Capital and Capital Expenditure Requirements

We believe that the net proceeds from the sale of common stock in our initial public offering and our existing cash balances will be sufficient to meet our working capital and capital expenditure requirements for at least the next 12 months. Except for the ePeople Talkback technology, we have no present understandings, commitments or agreements for any acquisition of other businesses, products and technologies. For the ePeople Talkback technology, we will be required to make a payment totaling $3.4 million during the fourth quarter of fiscal year 2000 and 11 equal quarterly payments thereafter for the remaining purchase price of the technology. An additional amount of $2.5 million may also become due based upon future sales activity. We evaluate potential acquisitions of other businesses, products and technologies and may in the future require additional equity or debt financings to accomplish any potential acquisitions.

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

RECENT ACCOUNTING PRONOUNCEMENTS

In September 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, Accounting for Derivative Financial Instruments and for Hedging Activities, which provides a comprehensive and consistent standard for the recognition and measurement of derivatives and hedging activities. SFAS 133 is effective for all fiscal quarters for fiscal years beginning after September 15, 2000 and is not anticipated to have a significant impact on our operating results or financial condition when adopted.

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

In May 2000, the Emerging Issues Task Force released issue No. 00-2, Accounting for Web Site Development Costs. Issue No. 00-2 establishes standards for determining the capitalization or expensing of costs incurred for the development of Internet web sites based upon the stage of development. Issue No. 00-2 is effective for fiscal quarters beginning after September 30, 2000, including costs incurred for projects in process at the beginning of the quarter of adoption. As we do not plan to adopt issue No. 00-2 by cumulative catch-up adjustment, the adoption will not have a material effect on the financial statements.

In March 2000, the FASB issued FASB Interpretation No. 44, Accounting for Certain Transactions Involving Stock Compensation, which contains rules designed to clarify the application of APB 25. FIN 44 was effective as of July

1, 2000 and we adopted it at that time. The impact of adoption of FIN 44 was not material to our operating results and financial position.

Factors that May Affect Future Results

We have a history of losses and if we do not become profitable, we may not be able to continue to operate.

We incurred net losses of approximately $44.7 million for the period from December 3, 1997, through September 30, 2000. We expect to continue to incur substantial net losses in the future. If we do not become profitable within the timeframe expected by securities analysts or investors, the market price of our stock will likely decline. If we continue to incur net losses, we may not be able to increase our number of employees or our investment in capital equipment, sales, marketing and research and development programs. We do not know when or if we will become profitable. If we do achieve profitability, we may not sustain or increase profitability in the future and may not be able to continue to operate.

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

Our stock price may be volatile.

The price at which our common stock will trade after this offering is likely to be highly volatile and may fluctuate substantially because of:

     . actual or anticipated fluctuations in our operating results,

     . changes in or our failure to meet securities analysts' expectations,

     . conditions and trends in the Internet and other technology industries and

     . fluctuations in stock market price and volume, which are particularly common among securities of software and Internet-oriented companies.

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

For the third quarter of 2000, one customer accounted for 15% of our total revenue. No other single customer accounted for 10% or more of our total revenue for the third quarter of 2000. Because we have a small number of customers and a few customers are likely to continue to account for a significant portion of our revenue, our revenue could decline because of the loss or delay of a single customer order or the failure of an existing customer to renew its term license. We may not obtain additional customers. The failure to obtain additional customers, the loss or delay of customer orders and the failure of existing customers to renew licenses will harm our operating results.

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

Our rapid expansion in our personnel, facilities, systems and infrastructure has placed, and we expect that it will continue to place, a significant strain on our management controls, network infrastructure and financial resources. Our failure to manage growth could harm our ability to provide adequate levels of customer service, delay execution of our business plan or disrupt our operations. We expect further significant expansion, including expansion outside the San Francisco Bay Area. We will need to obtain additional office space before the end of 2001, and if we fail to obtain sufficient space, our business operations will be disrupted.

We have recently hired a number of new senior management personnel and their failure to integrate effectively may interfere with our operations.

Over the last 15 months, we have hired a number of new officers, including our chief executive officer, Radha R. Basu, and our chief financial officer, Brian
M. Beattie. These individuals, who have worked together for only a short period of time, must spend a significant amount of time learning our business model and management system while performing their regular duties. The integration of new personnel could disrupt our ongoing operations.

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

At September 30, 2000, our cash and cash equivalents consisted primarily of demand deposits and money market funds held by large institutions in the U.S. and our short-term investments were invested in corporate and government debt securities maturing in less than eighteen months.

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

(c)  Sales of Unregistered Securities

During the three months ended September 30, 2000, we issued and sold the following unregistered securities:

     1. We granted options to purchase 387,365 shares of common stock to employees, directors and consultants under our stock plans at exercise prices of $9.00 per share.

     2. We issued 89,423 shares of common stock pursuant to the exercise of stock options at exercise prices ranging from $0.90 to $9.00 per share.

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

2. approximately $1.8 million was paid by us in connection with offering expenses, printing fees, listing fees, filing fees, accounting fees and legal fees.

3. aprroximately $2.0 million was paid by us to retire notes payable to one financial institution.

4. approximately $6.8 million will be paid by us for the ePeople Talkback technology.

5. the remainder of the proceeds from the offering has been invested in short-term, interest-bearing, investment grade securities.

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

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a)  Exhibits

         See Exhibit Index attached hereto, which is incorporated herein by reference

          (b) Reports on Form 8-K:

          During the quarter ended September 30, 2000, the Registrant filed the following reports on Form 8-K:


---------------------------------------------------------------------------------------------------------------

Date Filed                   Date of Report           Item Number                     Financial Statements
                                                                                      Required
---------------------------------------------------------------------------------------------------------------
September 22, 2000           September 20, 2000       2.  Acquisition or              None
                                                      Disposition of Assets-
                                                      Acquisition of
                                                      Technology from
                                                      ePeople, Inc.

                                                      7.  Financial
                                                      Statements and
                                                      Exhibits- press
                                                      release announcing
                                                      acquisition of
                                                      technology from
                                                      ePeople, Inc.
---------------------------------------------------------------------------------------------------------------

                                   SIGNATURE

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



November 13, 2000                               SUPPORT.COM, INC.

                                      By /s/ Brian Beattie
                                         ---------------------
                                             Brian Beattie
                             Senior Vice President of Finance and Administration
                                          and Chief Financial Officer
                      (Principal Financial Officer and Chief Accounting Officer)

                      EXHIBIT INDEX TO SUPPORT.COM, INC.
                         QUARTERLY REPORT ON FORM 10-Q
                   FOR THE QUARTER ENDED SEPTEMBER 30, 2000



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