Form 10-K405
period 2000-12-31
SUPPORT COM INC
filed 2001-03-30
CIK 1104855

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------
                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                               ----------------

                                   FORM 10-K
(Mark One)
[X]ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
   OF 1934

   For the Fiscal Year Ended December 31, 2000

                                       OR

[_]TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
   ACT OF 1934

   For The Transition Period From  To

                         Commission File No. 000-30901

                               ----------------

                               SUPPORT.COM, INC.
             (Exact Name of Registrant as Specified in Its Charter)

                   Delaware       94-3282005
   (State or                   (I.R.S. Employer
     Other
 Jurisdiction
      of                      Identification No.)
 Incorporation
      or
 Organization)

       575 Broadway, Redwood City, CA  94063
   (Address of Registrant's            (Zip
 principal executive offices)          Code)

        Registrant's telephone number including area code (650) 556-9440

                               ----------------
        Securities registered pursuant to Section 12(b) of the Act: NONE

          Securities registered pursuant to Section 12(g) of the Act:

                         Common Stock, $.0001 par value
                                (Title & Class)

                               ----------------

   Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]

   Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

   The aggregate market value of the Registrant's common stock, $.0001 par value, held by non-affiliates of the Registrant was approximately $59,635,758, as of March 15, 2001. As of March 15, 2001, there were 33,316,889 shares of Registrant's common stock outstanding. Shares of Common Stock held by each executive officer and based on Schedule 13G filings, have been excluded since such persons may be deemed affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

                      DOCUMENTS INCORPORATED BY REFERENCE

   Portions of Registrant's definitive proxy statement (the "Proxy Statement") to be mailed to stockholders in connection with its 2001 annual meeting of stockholders scheduled to be held on June 13, 2001 are incorporated by reference into Part III of this report. Except as expressly incorporated by reference, the Registrant's Proxy Statement shall not be deemed to be part of this report.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                               SUPPORT.COM, INC.

                                   FORM 10-K

                    FOR FISCAL YEAR ENDED DECEMBER 31, 2000

                               TABLE OF CONTENTS

                                                                           Page
                                                                           ----
 PART I .................................................................    1

 ITEM 1.  Business......................................................     1

 ITEM 2.  Properties....................................................    16

 ITEM 3.  Legal Proceedings.............................................    16

 ITEM 4.  Submission of Matters to a Vote of Security Holders...........    16

          Executive Officers of the Registrant..........................    17

 PART II ................................................................   18

          Market for the Registrant's Common Stock and Related
 ITEM 5.  Stockholder Matters...........................................    18

 ITEM 6.  Selected Consolidated Financial Data..........................    19

          Management's Discussion and Analysis of Financial Condition
 ITEM 7.  and Results of Operations.....................................    20

 ITEM 7A. Qualitative and Quantitative Disclosures About Market Risk....    32

 ITEM 8.  Consolidated Financial Statements and Supplementary Data......    33

 ITEM 9.  Changes In and Disagreements With Accountants on Accounting
          and Financial  Disclosures....................................    52

 PART III................................................................   52

 ITEM 10. Directors and Executive Officers of the Registrant............    52

 ITEM 11. Executive Compensation........................................    52

          Security Ownership of Certain Beneficial Owners and
 ITEM 12. Management....................................................    52

 ITEM 13. Certain Relationships and Related Transactions................    52

 PART IV.................................................................   52

          Exhibits, Financial Statements Schedule and Reports on Form 8-
 ITEM 14. K.............................................................    52

   The discussion in this report on Form 10-K contains forward-looking statements that involve risks and uncertainties. The statements contained in this Report that are not purely historical are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, including statements on our expectations, beliefs, intentions or strategies regarding the future. Our actual results could differ materially from those indicated in such forward-looking statements. Words such as "anticipates," "expects," "intends," "plans," "believes," "seeks," "estimates" and similar expressions identify such forward-looking statements. These forward-looking statements are subject to risks and uncertainties that could cause actual results to differ materially from those indicated in the forward-looking statements. These are statements that relate to future periods and include, but are not limited to, statements relating to anticipated features and benefits of our products and services, statements by independent research firms relating to industry statistics and projections, statements by independent research firms relating to anticipated increases in the number of people using the web, the number of programs on the average personal computer, the amount of business to business infrastructure spending, the market for software support, the integration services industry and customer trends, statements relating to our strategy and components of our strategy, including our intentions to grow with digital businesses and the Internet, to continue to develop advanced support technologies, to expand our sales and distribution capabilities, to expand our technology relationships, to continue to increase customer return on investment and to meet support requirements around the globe, statements about our expectations as to benefits we may derive from our strategic alliances and statements as to expected net losses, expected cash flows, expected expenses, including those related to sales and marketing, research and development and general and administrative expenses, expected revenue and sources of revenue, expected impact, if any, of legal proceedings, expected increases in headcount, the adequacy of liquidity and capital resources, growth in business and operations and the effect of recent accounting pronouncements. Factors that could cause actual results to differ materially from those predicted, include but are not limited to, the Company's dependence on a small number of relatively large orders, the Company's ability to attract and retain customers for existing and new services and to achieve adoption and acceptance of our products and services, the Company's ability to recruit and retain employees particularly in the areas of sales, engineering and support services, the ability of our products to achieve market penetration, the ability to use or integrate third-party technologies and to expand infrastructure to meet the demand for the Company's services, the Company's ability to expand internationally, the Company's ability to control expenses, the economy and the strength of competitive offerings. Additional factors, which could cause actual results to differ materially, include those set forth in the following discussion, and, in particular, the risks discussed in Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations--Other Factors Affecting our Business and Operating Results." These forward-looking statements speak only as of the date hereof. Unless required by law, the Company undertakes no obligation to update publicly any forward-looking statements.

                                     PART I

ITEM 1. BUSINESS

   We are a leading provider of support infrastructure software for digital business. Our software is designed to accelerate business growth by increasing the cost efficiencies, enhancing the responsiveness, and improving the overall capabilities of support organizations. These benefits accrue to support organizations internal to enterprises focused on servicing the needs of employees, as well as businesses seeking to serve the external support requirements of their customers, partners and suppliers. Our product suite offers automated, personalized support designed to solve technical problems through system self-healing, call avoidance through user self-service, and improved problem resolution through intelligent assisted support--delivered through the Internet. We believe that by deploying our support infrastructure, digital businesses can transform support operations from inefficient cost centers to highly productive, scalable and competitive assets that increase customer satisfaction and reduce operational costs.

   We believe that the need for support automation will increase as a result of the rapid growth and increasing complexity of technology. We sell our products and services to corporate information technology departments, service providers, personal computer manufacturers and support outsourcers. Our customers include Bear Stearns, The Boeing Company, Cisco Systems, Comcast Online Communications, GE, Delta Air Lines, BT (British Telecom), IBM, Excite@Home, Sony, CSC and Samsung SDS.

Industry Background

   We believe enterprises are increasingly relying on information technology as the backbone of their business to enable them to operate, communicate and compete successfully.

   Enterprises are adopting new processes based on innovative solutions delivered via the Internet. For example, traditional purchasing practices are being automated by new online procurement processes; sales contact administration has evolved into customer relationship management, providing a system to automate, correlate and create insights that can accelerate the process of turning prospects into customers; and human resource management has automated tasks ranging from performance reviews to personal leave.

   Enterprises are under increasing pressure to ensure that their technology infrastructure is reliable. Support.com's infrastructure support software is designed to minimize the risks of technology failure, solve user problems quickly and ensure that users and enterprises are more productive by automating and personalizing the support process.

   User Support Is Critical for Digital Businesses. Businesses are increasingly relying on the Internet to sell more products and services, drive efficiencies in supply chains and distribution channels, nurture customer relationships and increase employee productivity. Among these organizations are traditional businesses that are changing their business processes using the Internet, companies that are formed specifically to deliver products and services over the Internet, and Internet-related technology vendors and service providers. To support digital business initiatives, these companies are deploying Internet, intranet and extranet technology solutions that automate and improve the interaction between the enterprise and its employees and customers, as well as an extended network of enterprise suppliers, distributors and other business partners.

   We believe high-quality user support is essential to succeed in this environment. Technical support that is automated, personalized, fast and easily accessible can enable internal and external systems to run more efficiently, improve employee productivity and increase customer acquisition and retention. Deploying a comprehensive Internet-based support infrastructure can become an essential corporate asset that enables a company to competitively differentiate its products and services and improve the efficiency of its operations.

   The Growing Difficulty in Delivering User Support. We believe technical support has become a critical form of user support, as companies, their employees and customers, increasingly rely upon complex information technology and the Internet to conduct business. Delivering technical support is increasingly difficult as systems become more sophisticated, different electronic devices proliferate and the numbers of technology users grow in their needs and demands.

   Millions of Individuals Are Using the Web. According to IDC, the number of people using the web will grow from 196 million in 1999 to 502 million in 2003. These users have a broad range of support requirements and levels of sophistication. Supporting this growing demographic is complicated by each user's dependence on different applications, operating systems, and devices. In turn, users also face a proliferation of new web-based services, often requiring real-time training and electronic support.

   Computing Environments Are Becoming More Complicated. A typical business uses a broad range of operating systems, networking technologies, e-commerce software, security solutions, server applications, off-the-shelf and internally developed custom applications and productivity tools. In many cases, these applications are integrated within the corporation and throughout the systems and applications of the extended enterprise, via a variety of networks and protocols.

   Electronic Devices Are Proliferating. Businesses and consumers use many different smart devices to conduct business, access the Internet and purchase products and services. These include personal computers, personal digital assistants and other mobile devices. Each device bears an individual profile--a different configuration of applications, operating system components, network access protocols and personal settings. To illustrate this proliferation, according to IDC, the number of shipped personal computers alone will grow from approximately 112 million in 1999 to 190 million in 2003.

   Applications Are Multiplying. Meta Group estimates that the number of programs on the average personal computer rose from approximately 200 in 1997 to over 600 in 1999. These applications are frequently upgraded, and usage combinations can increase exponentially. Also, we believe that the variability of device configurations will increase as customers download, install and use thousands of programs from the Internet or access hosted applications. This growth is not driven by mere productivity applications. Some enterprises may have a multitude of customized applications upon which their employees may rely for various needs.

Existing Support Solutions Are Inadequate

   The nature of today's technical support mandates a highly personalized, automated and web-based approach to the development and delivery of support. Historically support infrastructure technology investments have primarily focused on making incremental improvements to existing call center and help desk solutions. For example, workflow solutions, such as automated call-tracking, and web-based applications, such as email response management systems, have increased the efficiency of support delivery. While these solutions represent an advance in user support, they do not necessarily reduce the need for assisted support, offer automated support or provide web-based technologies for personalized problem diagnosis. Equally important, these solutions do not consistently resolve users' problems quickly, efficiently and effectively. The ability of call centers and help desks to support digital business initiatives is often limited and can be expensive to maintain. User self-help options such as manuals and software help features provide a partial solution to this situation, but the information available is not dynamically updated, requires considerable maintenance such as manual updating, and involves intensive user effort to navigate and understand.

The Support.com Solution

   We provide support infrastructure software for digital businesses. Support.com's software automates, personalizes and enhances user support via the Internet. The core of our innovative solution is a set of patented technologies that automates information collection from the user's system, enhances communication between support analysts and users, and enables self-healing, automated problem resolution. Our web-based offerings are available in a variety of configurations, including a full service support portal, or a custom integration with the chosen Internet implementation of our customers. Support.com's solution serves as a software platform for effective integration of a company's support requirements across a range of networking technologies, operating systems and applications.

Product Features

   Personalized Support. Our patented software approach is designed to automatically discover and track the unique characteristics of each user's system and that system's components to personalize and increase the efficiency of the support process.

   Self-Healing. Our software is designed to recognize, diagnose and resolve potential problems before they cause users to experience problems, without the need for the user to request assistance.

   Self-Service. Our software helps users to resolve their own problems through a single, intuitive interface that provides adaptive, context-sensitive resolution of problems and queries.

   Assisted Service. Our software is designed to ensure that when a problem or query is escalated to the level at which it requires the assistance of a support analyst, that analyst will have detailed information about the user's system and access to sets of support actions to accelerate problem resolution.

   Web Support Content Authoring. Our software is designed to enable support analysts to develop support actions that automatically implement problem diagnosis and repair, assist in user training and provide just-in-time help through the web. These actions are made available to other support analysts and users to further automate the support process.

   Pre-Packaged SupportActions. Our pre-packaged support actions (called "SupportActions") help to resolve commonly received support requests with one click. Effectively, our pre-packaged SupportActions provide adaptive learning, in that they create standardized responses to the most common problems solved, and make them widely accessible to others who may experience the same problems in the future.

   Internet-Based Architecture. Our products are primarily web-based, meaning that they can be delivered and updated through the Internet, are secure, scalable and easily integrate with widely used software platforms and applications that may already exist within a company's information technology environment. By structuring our software this way, we are able to offer solutions to users, corporate information technology departments and other support providers unconstrained by geography, making them easy to deploy and use. By designing a support process that uses the Internet, we are able to improve the effectiveness and efficiency of support with automated and detailed information exchange.

   Built for Growth. Our software's high degree of automation and scalability provides our customers with a means for eliminating the support bottlenecks that would constrain business expansion. Our products provide information-gathering capabilities that can help our customers convert the traditional help desk into a revenue generating business services desk.

   Reduced Support Costs. Traditional support solutions involve multiple instances of human interaction by telephone and in person visits. Our products can enable fully automated problem and query resolution directly by users--that is, without necessarily requiring remote or in-person assistance. We refer to this user self-service as "tier zero," and believe that it is an effective and efficient means of providing support. By providing a 24-hour, seven-days-a-week automated support button on user systems, our software minimizes escalation of problems from tier zero to levels requiring human intervention. As a result, businesses can enhance their existing support infrastructure, reduce their overall support costs, and create an internal environment that allows them to attract and retain high-quality support analysts.

   Improved Customer Satisfaction and Retention. Our products are personalized, context-sensitive, and adapt to dynamically changing system environments. Our patented DNA Probe, for example, recognizes individual system settings and identifies the information necessary to resolve technical problems without human intervention. In situations where problems are not eliminated at tier zero, the Support.com infrastructure provides support analysts with a detailed problem history for the requesting user's system. This approach resolves user problems faster than traditional support solutions, while increasing user satisfaction and reducing the amount of down time for users. Through better support capabilities, we believe businesses can more easily retain existing customers, while acquiring new customers that value high quality support.

   Rapid Deployment and Integration with Existing Solutions. Our products are designed to reduce customer deployment times and installation costs. Our software helps customers to preserve their investments in call center and help desk products, workflow tools, knowledge bases and other applications. Our solution can enhance these capabilities and integrate them into a cohesive, automated and personalized Internet support infrastructure. Our solution is also designed to effectively support third-party software and does not require lengthy development, testing or maintenance cycles.

   Enhanced Competitive Advantage. Our support infrastructure solution can accelerate problem resolution, reduce system downtime and increase user productivity, each of which is important to maintain a competitive advantage. We also offer our customers the ability to differentiate their product offerings, improve their customer satisfaction and enhance their online presence by enabling them to brand their own version of our support portal.

Support.com Strategy

   Our mission is to be the leading provider of support infrastructure software for digital businesses. Key components of our strategy include:

   Grow with Digital Businesses and the Internet. We believe that as enterprises continue to adapt their business processes to realize efficiencies in their interactions with customers, supply chain partners and employees, the opportunities to provide web-based products that address the support needs of these constituencies will be substantial. As companies increasingly use the Internet to automate business processes, their contact with customers is progressively becoming limited to those support interactions that occur when a user has a problem. Our goal is to use our technologies and web-based architecture to help our customers provide superior levels of customer care for a rapidly increasing and complex mix of digital devices, networking, applications and system software and a similarly large and diverse set of users.

   Continue to Develop Advanced Support Technologies. Our product offerings are based on patented technologies and are designed to solve difficult support problems, primarily those revolving around technical issues. We intend to continue investing substantial resources in developing and acquiring innovative web-based technologies that enhance the personalization, automation and overall effectiveness of our solutions. We also plan to continue developing technologies to support additional platforms and applications, as well as further extend our solution in supporting systems and processes inherent to the complex and evolving natures of corporate computing environments and the Internet.

   Expand Our Sales and Distribution Capabilities. We plan to continue developing both our internal sales force and our indirect sales channel of resellers, systems integrators, support outsourcers, application service providers and other added value resellers. We believe that our indirect sales channel will add cost efficiencies, extend our reach into new customer segments, and increase the scalability of our sales process. We believe the combination of our existing base of reference accounts and our consultative selling approach will assist us to further penetrate existing markets plus attract new customers.

   Expand our Technology Relationships. Our relationships with key technology vendors are important to delivering a comprehensive support solution and increasing our brand recognition. We work with leading technology companies in the areas of knowledge management, customer communications, software development tools, call center and help desk software to ensure that our offerings can be easily integrated with and complement our customers' existing infrastructure. We intend to strengthen our relationships with these and other key technology providers in the future to support additional platforms and applications and to increase the functionality and applicability of our product offerings.

   Continue to Increase Customer Return on Investment. We work closely with our customers to develop an in-depth understanding of their businesses, and to effectively deploy our support solution to increase their return on investment. We intend to continue to provide a high level of customer service and support through our professional services organization. We plan to continue to work with our customers as they grow with the Internet to improve the quality of our product offerings and to identify and address their new support challenges.

   Meet Support Requirements Around the Globe. The demands for better, more efficient user support are understood by corporations throughout the world. Accordingly, global deployment has been an essential part of our product development strategy since Support.com's inception as a company. Today, our product is localized in 9 languages. Sales and marketing of these localized solutions is managed through the company's Asian offices headquartered in Singapore, and Tokyo, Japan and our European operations headquartered in London, England.

   These components of our strategy are part of our ongoing, overall business plan. Because we intend to continue to pursue and continually revise these objectives, we do not have definitive targeted implementation and completion dates for each objective.

Products

   Our support infrastructure products and services are designed to enable our customers to support their customers, supply chain partners and employees automatically through the Internet, extranets or intranets. Our software is designed to allow our customers to provide their users with personalized, automated support solutions tailored to meet the needs of their business environments. Support solutions generated by our products are intelligent because they are unique to each user, interactive, adaptable and have the capability to automatically update the user as his or her support requirements change. Our products are Internet-based, which helps reduce business deployment time and installation expenses. This ease of deployment makes our software highly scalable no matter what the customer need or computing environment.

   The table below highlights the features of our products:

       Product                               Description
  Support Portal Hub The Support Portal Hub provides the foundation of a support infrastructure. The Support Portal Hub is a
                     scalable and extensible platform that serves as the single point of integration for all support transactions across
                     customers, partners, and employees.
-------------------------------------------------------------------------------
  User Center        The User Center provides an organization with
                     infrastructure that is integral to an effective self-
                     service strategy. The User Center's suite of Web-based
                     components enable companies to provide proactive problem
                     resolution and automated self-service to an extended
                     enterprise of customers, partners and employees.
-------------------------------------------------------------------------------
  Support Center     The Support Center is a comprehensive infrastructure to
                     optimize and automate problem resolution, collaboration,
                     and communication, enabling real-time support and allowing an organization to keep up with the support demands of
                     their business initiatives.
-------------------------------------------------------------------------------
  Foundry            The Foundry is a comprehensive application for authoring
                     automated support actions and managing support content
                     that can then be utilized by the User Center, Support
                     Center and Support Portal Hub.
-------------------------------------------------------------------------------
  Activators         Software "activators" offer ease of integration with third party software products already installed at a customer
                     location. For example, activators can automate the
                     traditional manual, error process of populating trouble
                     tickets for help desk management.
-------------------------------------------------------------------------------
  SupportAction Pack The SupportAction Pack is a pre-packaged set of high quality, tested software that automatically enables
                     customers to provide one-click fixes and diagnostics for
                     the most common problems experienced.
-------------------------------------------------------------------------------
  SmartQualify       SmartQualify is a Web-based product that lets ISPs
                     automatically check a subscriber's system to determine if
                     it meets the minimum requirements for broadband service.
-------------------------------------------------------------------------------
  SmartVerify        SmartVerify is a Web-based product that automates
                     diagnostic testing on key components of network
                     connectivity, which helps provide ISPs assurance that an
                     installation was successfully completed.
-------------------------------------------------------------------------------

   The foundation of our product suite consists of four key products that provide a modular approach to building comprehensive support solutions. Briefly described, they include the following:

User Center

   The User Center provides users with self-healing and automated self-service capabilities to resolve problems and questions that normally require a call to the call center or help desk. The User Center acts as the user's personalized, context-sensitive support assistant, identifying and automatically solving problems before they cause users to experience problems. The User Center provides a single source of information for addressing software and system malfunctions and responding to users' queries.

   The User Center includes:

   Self-Healing Capabilities. By monitoring the applications and components of a user's changing system, the User Center can intelligently eliminate problems before they cause downtime.

   Automated Self-Service. Enables users to address support problems that normally require calls to the call center or help desk. This reduces the number of calls to the call center and provides users with an effective alternative to contacting a support analyst.

   Support for Disconnected and Mobile Users. Allows users to solve problems when they are completely disconnected from their networks. The solutions critical to disconnected and mobile users reside locally on the user's machine.

   Undo Capability. Provides users with the ability to undo actions taken by the User Center.

Support Center

   The Support Center provides a centralized support infrastructure and a suite of software components for remote assisted service, enterprise-wide problem resolution and management and administration of the overall support environment. This product provides support analysts with the ability to deliver context-sensitive diagnosis and resolution of user problems. The Support Center builds on the User Center's support capabilities in an effort to rapidly resolve support requests that are escalated to the call center or help desk. The Support Center provides support for a comprehensive range of call types, including solving problems, answering questions and resolving requests for system modifications.

   The Support Center enables support analysts to provide enhanced assisted service with a set of tools for diagnosing and resolving problems from remote locations. By integrating the User Center's knowledge and user history with remote assisted service, the Support Center provides support analysts with appropriate information that they would normally need to gather manually. The Support Center allows support analysts to identify the fundamental causes of problems and enable users and support staff to systematically and rapidly resolve them without desktop visits or lengthy interactions between the user and the analyst. The result is a significant reduction in call times, which can lead to improved service to users and lower support costs.

   The enterprise healing capabilities of the Support Center enable the support organization to solve problems for a large number of users across the organization before user productivity becomes impaired. Enterprise healing allows the support organization to identify problems that could affect large numbers of users and repair them before users suffer downtime.

   The administration and management capabilities of the Support Center provide centralized user management, usage and status reporting, storage maintenance, security administration and instructions for the User Center. The Support Center manages characteristics and privileges for users and support analysts and reports on support activities. For instance, periodic maintenance can be performed from the Support Center to manage security parameters and storage requirements.

   The Support Center includes:

   Knowledge-Driven Remote Diagnosis. Provides the support analyst with the knowledge and tools to remotely diagnose problems on a user's system. The Support Center provides support analysts with information about the configuration of a user's system, a history of all prior actions taken to resolve the user's problems and tools to present context-sensitive solutions to the support analyst. This allows for analysis of problems based on the status of the user's system and personalized support requirements and results in quicker diagnosis of the fundamental cause of the problem and its solution.

   Remote Repair. Enables the support analyst to remotely solve problems with no user interaction. This reduces desktop visits and costly, time-consuming interaction with users. Remote repair allows the support analyst to initiate online chat sessions with users, edit their files and execute commands on their systems.

   Reporting. Provides support organizations with information for monitoring support transactions, identifying trends and potential problems and measuring the effectiveness of our suite of products.

   Extensibility. Provides an open architecture to enhance and extend the capabilities of the Support Center to meet changing support needs. The Support Center enables support organizations to transfer and use information with knowledge bases and automatically transfers information into call tracking databases.

   Security. The user can control which activities are allowed or disallowed by the support analyst. Also, support administrators manage overall user and group security. All support activity occurs using industry standard security, including encryption and the use of digital certificates.

   Undo capabilities. Provides support analysts with the ability to undo actions taken from the Support Center.

Support Portal Hub

   The Support Portal Hub is the centerpiece of our suite of products. It provides the foundation of our eSupport infrastructure. The Support Portal Hub works with the Internet-enabled Support Center and User Center to provide support organizations with the components and infrastructure they need to build interactive, full-service, context-sensitive and personalized online support. Through our SmartIssue technology, information about the user, the user's computing environment and the user's question or problem is provided to the Support Portal Hub. The Support Portal Hub then analyzes this information for resolution by either self-service or optimized self-service. When appropriate, it can feed the information into call-tracking systems in order to populate trouble tickets or into knowledge bases to automatically enable better solution matching and problem resolution. The Support Portal Hub also provides mechanisms to protect the user's privacy and security. Lastly, the Support Portal Hub acts as a repository in recording the history of all support transactions and information for purposes of reporting and analysis.

   The Support Portal Hub includes:

   Web-Based Solution. The Support Portal Hub serves as a single point of integration for support content, technologies and processes.

   Interactive, Context-Sensitive Support. Interacts with users' systems to guide those users through the complexities of their specific environments, offering them context-sensitive, personalized support.

   Support Process Automation. Connects users to support providers and automates and reduces inefficiencies in the support process. This includes:

  . self-service;

  . routing of support requests to the support organization;

  . user identification and privilege verification;

  . problem description;

  . diagnosis and repair; and

  . logging of actions taken by all parties involved in the support transaction.

Foundry

   The Foundry is a development environment for authoring support actions and managing support content that can be utilized by the User Center, Support Center and Support Portal Hub. The Foundry's authoring capabilities enable support organizations to create automated solutions, or SupportActions, that support user applications and operating system components, automate common support activities and schedule jobs to manage user systems. SupportActions can be created for a complete range of support requests.

   The Foundry includes:

   Content Creation and Content Management. The Foundry enables support organizations to create, publish, integrate and maintain automated SupportActions. The Foundry is a platform for authoring automated
SupportActions from a point-and-click interface. This includes support content automation and the ability to easily integrate existing support content into a database of solutions and content.

   Personalization. The Foundry enables the support organization to create personalized support content. Using the Foundry's capabilities, a company can:

  . create support solutions that automatically identify and address the unique support requirements of each user.

  . deliver automated support solutions to a single user or set of users based on the unique characteristics of their systems and the history of their support needs.

Technology

   Our core technologies enable our products to easily adapt to varying environments and to reduce the manual labor in the support process. We have four patents related to our DNA Probe, SmartIssue and Software Vault Technologies. We have five additional patents pending.

 SmartIssue Technology

   When a user has a problem or question, our patented SmartIssue technology automatically collects personalized information about the user, the system and the problem. Based on just-in-time analysis of this information, SmartIssue technology automatically and intelligently connects users to the support tools, personnel and communication channels that best address the support issue.

   SmartIssue technology also provides a support professional access to up-to-date, pertinent and unique information about the issue. The information is automatically recorded into an XML template, where it is dynamically updated at every step within the support transaction, creating a full history of that issue for easier escalation, analysis and logging.

   SmartIssue technology is standards compliant--designed to be compatible with Microsoft's Support Automation framework as defined in the PCHealth initiative. Also, the information included within SmartIssues is easily integrated into various systems or databases because it is generated with open Internet technology standards.

 DNA Probe--Personalized Support

   Our patented DNA Probe provides detailed data about each user, their system and the software on their system. DNA Probe technology automatically identifies the characteristics of each user's software applications and operating system components and tracks them over time. This personalized data can be used to quickly sift through large amounts of information, compare historical data and highlight potential fundamental causes of problems. For example, the DNA Probe technology automatically identifies all of the network settings for each individual user, including the network address, machine name, Internet configuration and the specific drivers for their network card. In contrast to other support process methodologies, which involve authoring generic solutions and attempting to apply those to numerous unique users, support organizations can use the DNA Probe's ability to dynamically learn about an individual computing environment to efficiently provide a user with personalized support solutions.

 ContextResponse Technology--Context-Sensitive Support

   ContextResponse Technology analyzes the data gathered by the DNA Probe and SmartIssue, identifies and diagnoses the most relevant information, and then delivers a solution for a user's problem or question. It is the ability to gather, analyze and transmit context-sensitive information to efficiently automate the support process. ContextResponse Technology personalizes and automates the support process by:

  . automatically gathering information that normally requires a time-consuming and frequently complex interaction between the user and the support analyst. For example, rather than asking a user to identify their specific operating system parameters and software versions, ContextResponse automatically gathers this information and electronically relays the information to the support analyst.

  . analyzing information to identify potential problems. ContextResponse is designed to identify the fundamental cause of a problem by analyzing the results of diagnostic programs or comparing the user's system configuration to a previous working configuration, a reference configuration or another user's configuration.

 SupportAction--Point and Click Development and Delivery

   Many custom support solutions can be packaged as SupportActions, which enable the automation of common support activities such as solving problems or answering questions. Support analysts use the Foundry to create custom SupportActions using a point-and-click interface. Support organizations can program existing applications, commands and content into SupportActions to turn static information into automated knowledge. For example, the support organization could integrate frequently asked questions or a diagnostic program into a SupportAction so that the user can automatically perform the steps described by the answers to the frequently asked questions or the diagnostics program. SupportActions can accommodate many scripting languages and a wide range of content.

 DNA Infrastructure

   Our DNA Infrastructure provides a common mechanism for the distribution and application of changes to one or more machines. This infrastructure is used across our products so that changes made to a user's machine are consistent, reversible and recorded. Repair to a user's machine, comparison of one machine to another, installation, modification and distribution can all be achieved using our DNA Infrastructure. Support solutions are easier to develop with this infrastructure because steps that are done manually and are potentially error-prone are replaced by automatic and consistent mechanisms. This can facilitate rapid development and reduce the cost of on-going maintenance.

 Nexus--Enhanced Communication Infrastructure

   Our products communicate directly with each other using secure protocols, but firewalls and other network components often restrict direct communication across the Internet. If a firewall or other device prevents direct communication between remote parties, our products are designed to communicate indirectly using our Nexus technology as an intermediary. Our Nexus technology allows communication to take place between parties in circumstances where direct communication is unreliable or impossible.

 Software Vaults--Efficient Storage Management

   Once a user's problem is diagnosed, the solution is delivered to the user from the Software Vault. Support solutions generally require access to a large amount of support content, in the form of files, programs and other information, which must be available locally or across a network. Our patented Software Vault provides storage, retrieval and management of this support content. Files and programs for supported applications, operating system components and all SupportActions are stored in the Software Vault.

   The Software Vault provides a redundant, distributed mechanism for this support content. For example, if a particular file on a user's system has been corrupted and needs to be replaced, one or more Software Vaults will be accessed in a logical sequence until the needed file has been found. Software Vaults reside on servers to support thousands of users, and portions of Software Vaults can also be placed locally on a user's system to provide support for critical applications and operating system components when the user is completely disconnected from the network.

   The Software Vault's file storage mechanism is efficient. By storing each unique file only once, the Software Vault minimizes disk space, communications and bandwidth requirements. For example, if a number of users have multiple applications that all use a particular version of a file or program, only one copy of that file is kept in the Software Vault.

Services and Support

   Our professional services organization provides a range of support offerings from architectural design to on-going customer support and is critical to our focus on customer satisfaction. Our services group customizes solutions for our customers that can be used across all or parts of their organization. Our services and support capabilities are divided into three areas:

  . Implementation--Provides architectural design, transformation, product integration and deployment services to our customers.

  . Education--Trains our customers and those parties with whom we have alliances in the design, implementation and use of our products.

  . Technical Support--Responds to design, feature, implementation and deployment questions.

   Under a maintenance contract, our customers receive generally available new releases, corrections, enhancements, updates and other changes to the products they have licensed.

Customers

   We market and sell our support software infrastructure primarily to corporate enterprises, service providers, personal computer manufacturers and businesses that seek to extend their support solution to their supplier and partner networks.

   Corporate Enterprises. Global 2000 companies in our customer base are seeking ways to reduce the costs of providing support to users internal and external to the enterprise, increasing the productivity of those same users-- and, by extension, the entire business. These companies require a global, scalable support solution. Several of these companies have extended their support capabilities outside their enterprise to reflect the increase in the number of employees working remotely, along with the recognition that suppliers, partners, and customers outside the company firewall can also benefit from the enterprise's support processes.

   Service Providers. Our service provider customers can use our software to resolve questions or problems of their subscribers. The introduction of our SmartQualify and SmartVerify products in first quarter of 2001 was designed to address an important need for Internet Service Providers (ISPs). These product enhancements to our core solution permit ISPs to quickly determine from a remote site whether a customer's personal computer is equipped to accept a broadband connection. ISPs can use our software to save time and money by reducing technician visits, providing the customer with an improved installation experience and ongoing support.

   Personal Computer Manufacturers. Prior to Internet availability of support, the principal recourse for these users was a telephone call. Moving users from telephone support to Web-based support can reduce costs associated with providing customer support. Personal computer manufacturers can license Support.com's infrastructure as the support system for users of their personal computer products.

   GE accounted for 13% of our total revenue in 2000. No other single customer accounted for more than 10% of our revenue in 2000.

   Below is a representative list of companies who have purchased our products and services organized by customer focus.

                   Customer Focus                     Representative Customers
  Corporate Enterprises use Support.com's software  Bear Stearns
  infrastructure to support employees, partners,    The Boeing Company
  suppliers and customers.                          Broadcom
                                                    BT (British Telecom)
                                                    Cadence Design Systems
                                                    JP Morgan H&Q
                                                    Cisco Systems
                                                    Clorox
                                                    CompuCom
                                                    Delta Air Lines
                                                    GE
                                                    JCPenney
                                                    McKesson HBOC
                                                    NCR
------------------------------------------------------------------------------
  Service Providers use Support.com software        Comcast Online
  infrastructure software to help resolve           Communications
  subscriber questions and problems.                Excite@Home
                                                    Globo Cabo
                                                    RCN Services
                                                    PeoplePC
                                                    StarHub Internet
------------------------------------------------------------------------------
  Personal Computer Manufacturers can use           IBM
  Support.com's software infrastructure as the      Sony
  support system for users of their personal        PremioPC
  computing products.                               OmniTech
                                                    Toshiba
------------------------------------------------------------------------------

Sales and Distribution Alliances

   We have established sales and distribution alliances with specialized technology and services firms that deliver our solutions to specific market segments. We believe these distribution relationships allow us to benefit from the marketing and lead generation capabilities of these firms, and are intended to increase geographic sales coverage and to address mid-market businesses and large corporate customers. The companies with which we have distribution alliances gain the opportunity to enhance their product and service offerings with Support.com's software infrastructure and, in turn, increase customer satisfaction while effectively managing costs of providing support to the same customers.

   Included within these distribution alliances are outsourcers. Outsourcers seek ways to provide new value and increase service levels to current customers, as well as prospects. Support.com's software can help outsourcers increase customer satisfaction and ensure ongoing value in the relationship by reducing the time it takes to resolve technical problems for applications that they may have installed on the customer's behalf.

   Below is a representative list of our sales and distribution alliances:

                        Sales and Distribution Alliances
         (Outsourcers/Resellers/System Integrators/Application Service
                            Providers/Embedded OEMs)

  Automated Systems Limited                   IP-Global Net
  Allstar Personnel                           NCS
  Compaq Global Services                      OmniTech
  CompuCom                                    Perot Systems
  Connected Support                           Samsung SDS
  Contrado                                    Sitel Corporation
  CSC (Computer Sciences Corporation)         Support Technologies
  Cotelligent                                 Sykes Enterprises
  Entex                                       Sysage
  GE Capital ITS                              TriActive
  IBM                                         Xerox Connect
  Interalyia                                  UCC
------------------------------------------------------------------

Strategic Alliances

   An important element of our sales and marketing strategy is to expand our strategic alliances with industry leaders to increase market awareness, acceptance and distribution of our products and services. We have established both formal and informal technology and distribution alliances with industry leaders to help us deliver comprehensive solutions and allow us to focus on our core area of expertise: developing support infrastructure software for digital businesses.

Technology Alliances

   We employ technology alliances to help ensure that our support infrastructure software can be integrated with the applications, software and network solutions of our customers. We also enter into alliances with partners that we believe can enhance our solution or can assist customers in gaining more value from Support.com software. These may include companies marketing Internet infrastructure software, operating systems, software tool providers and applications developers. One example of such an alliance is Contrado, with which we partner in selling an integrated solution for deployment and support of software solutions for large enterprises.

   We work with our customers to understand where technology alliances can provide the greatest benefit to them, whether their requirements are for ease of integration with legacy applications, providing a complementary solution to their existing user support applications or leveraging a fully developed knowledge base. Through this customer dialogue, we have created technical and other forms of alliances with companies such as Tivoli, Nortel Networks, Remedy, and Peregrine, to complement their call tracking applications, and with companies like Serviceware and Primus to add value to their knowledge management solutions. Our alliances can allow the customer to realize a higher return on a Support.com investment, because we work with solutions that they already have in place, or are actively considering for deployment.

Research and Development

   We devote a substantial portion of our resources to developing new and enhanced versions of our eSupport infrastructure software, conducting product testing and quality assurance testing and improving our core technologies. Our technical innovations have been recognized with four patents, with another five patents pending.

   Fundamental to our research and development strategy is rapid product turns, continuous improvement, and customer feedback. We believe that customers can serve as an extension of our research and development process by providing us with invaluable feedback from their hands-on usage to assist with our product improvements, implementation services and new market opportunities and strategy. We have created a Customer Advisory Council with a representative sample of our customers to formalize this input.

   Our research and development expenditures were approximately $1.1 million in 1998, $2.3 million in 1999 and $10.9 million in 2000.

Sales and Marketing

   We sell our software through a combination of direct and indirect sales channels. Our direct sales efforts to corporate customers are focused on several industries, including financial services, telecommunications, retail and manufacturing. Our indirect sales channel to corporate customers consists of outsourcers, live support providers and system integrators. We primarily sell to corporate enterprises, service providers and personal computer manufacturers through our direct sales channel. We have a telephone sales organization that is responsible for lead management, customer follow-up, add-on business and new sales to existing customers and new market segments.

   Currently, we maintain direct and indirect sales personnel in North America covering the United States, Canada and Latin America, in the United Kingdom covering Europe, the Middle East and Africa, and in Singapore, Japan and Hong Kong covering the Asia Pacific region.

   Our sales strategy utilizes partner relationships and consultative selling techniques and incorporates a comprehensive communication infrastructure for both our direct and indirect sales forces. We plan to continue to invest and increase the size and geographical locations of both our direct and indirect sales model on a global basis.

   Since most of our licenses are sold on a three-year subscription term basis, we work with our customers over the three-year period. This enables us to identify opportunities for product enhancements and new support needs. The sales teams are motivated to build long-term customer relationships since their commissions are generally paid out over the term period.

   Our marketing efforts include needs assessment and market analysis, brand awareness, category education and lead generation, and educating organizations in our target markets.

Competition

   Our competitors may be able to respond more quickly to new or emerging technologies and changes in customer requirements. Our potential competitors may have longer operating histories, significantly greater financial, technical and other resources or greater name recognition than we do. Competition could seriously harm our ability to sell additional software, maintenance renewals and services on terms favorable to us. Competitive pressures could also reduce our market share or require us to reduce the price of products and services, which could harm our business, financial condition and operating results.

   The market for our products is intensely competitive, subject to rapid change and significantly affected by new product introductions and other market activities of industry participants. Although we do not believe there is one dominant competitor in the market for all aspects of our eSupport solution, there are vendors who offer products and services with features that compete with specific elements of our eSupport solution. These elements include automated development of support solutions, automated delivery of support solutions and an

Internet support infrastructure. For example, in the market for automated development of support solutions, we compete with companies such as Serena Software, Inc. In the market for automated delivery of support solutions, we compete with Motive Communications, Inc.

   In the corporate enterprise context, we also compete with companies in different industries for the budget dollars of information technology departments. As spending is scrutinized, these departments are seeking cost savings, operating efficiencies and scalable, easily integrated solutions.

   We may encounter competition from other software companies to the extent that we enter each other's market. These companies may include:

  . customer relationship management, or CRM, solutions companies, including
    Siebel Systems, Inc., and Oracle Corporation;

  . consolidated service desk solution vendors, including Nortel Networks, Inc., Peregrine Systems, Inc. and Remedy Corporation;

  . operating systems providers, including Microsoft Corporation; and

  . customer communications software companies, including Kana
    Communications, Inc. and eGain Communications, Inc.

   We believe that the principal competitive factors in our market include:

  . quality of client base;

  . length of return-on-investment;

  . product functionality, quality and performance;

  . responsiveness of new products to the market in a timely manner;

  . customer service and support; and

  . pricing.

   Our continued success will depend on our ability to maintain our technological advantage, introduce timely enhanced products to meet the growing support needs, deliver on-going value to our customers and scale our business.

Intellectual Property

   We have four patents in the general areas of automated discovery of dynamic configurations, our SmartIssue technology and our software vault technology. We have five patent applications pending in the United States, and we may seek additional patents in the future. We do not know if our patent applications or any future patent application will result in a patent being issued with the scope of the claims we seek, if at all. Also, we do not know whether any patents we have or may receive will be challenged or invalidated. It is difficult to monitor unauthorized use of technology, particularly in foreign countries where the laws may not protect our proprietary rights as fully as in the United States, and our competitors may independently develop technology similar to ours.

   Our trademarks include Support.com, the Support.com logo, ContextResponse Technology, SupportAction, DNA Probe and SmartIssue. We claim common law rights in certain additional marks as well. Third parties may infringe or misappropriate our copyrights, trademarks and similar proprietary rights. We rely on a combination of copyright, trade secret, trademark and contractual protection to establish and protect our proprietary rights that are not protected by patent. We also enter into confidentiality agreements with our employees and consultants involved in product development. We routinely require our employees, customers and potential business partners to enter into confidentiality agreements before we will disclose any sensitive aspects of our business. Also, we require employees to agree to surrender to us any proprietary information, inventions or other intellectual property they generate or come to possess while employed by us. Despite these efforts, unauthorized parties may attempt to copy or obtain and use our products or technology. These precautions may not prevent misappropriation or infringement of our intellectual property.

   We may be involved in legal proceedings and claims in the ordinary course of our business, including claims of alleged infringement of the patents, trademarks and other intellectual property rights of third parties. For example, Previo, Inc. recently filed a patent infringement lawsuit against us. Defending this lawsuit may be time-consuming, costly and may divert management's attention. This lawsuit is at an early stage and its outcome may not be favorable to us. Our products may infringe other issued patents that may relate to our products. Also, patent applications may have been filed which relate to our software products. Intellectual property litigation is expensive and time-consuming and could divert management's attention away from running our business. This litigation could also require us to develop non-infringing technologies or enter into royalty or license agreements. These royalty or license agreements, if required, may not be available on acceptable terms, if at all. Our failure or inability to develop non-infringing technologies or license the proprietary rights on a timely basis would harm our business.

Employees

   As of December 31, 2000, we had 195 full-time employees, including 57 in research and development, 31 in services, 81 in sales and marketing and 26 in general and administrative. None of our employees are covered by collective bargaining agreements. We believe our relations with our employees are good.

ITEM 2. PROPERTIES

   Our corporate headquarters are located in Redwood City, California, where we lease approximately 23,200 square feet under a lease that expires in August 2001. As of December 31, 2000, we also leased office space in nine other cities for our sales and support personnel. The terms of these leases expire beginning in April 2001 and ending in March 2002, and automatically renew unless earlier terminated. We also lease approximately 10,000 square feet of office space in Palo Alto, California. This lease expires in July 2001. We are consolidating our Redwood City and Palo Alto offices. We expect to require additional space to meet our needs within the next 12 months. However, we may not find adequate space on commercially reasonable terms.

ITEM 3. LEGAL PROCEEDINGS

   On March 15, 2001, Previo, Inc. filed a lawsuit against us in the United States District Court for the Northern District of California. The complaint alleges that features of our software relating to backing up files from computers on a computer network infringe on Previo's United States Patent No. 5,778,395, and seeks unspecified damages and to enjoin us from further infringing its patent. While the litigation is in the early stage and its outcome cannot be predicted, we believe that the claims are without merit and we intend to defend the lawsuit vigorously. We are not currently a party to any other material legal proceedings.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

   No matters were submitted to a vote of security holders during the fourth quarter of the year ended December 31, 2000.

Executive Officers of the Registrant

   Our executive officers, and their ages as of March 15, 2001, are:

          Name           Age                             Position
          ----           ---                             --------
Radha R. Basu........... 50  Chief Executive Officer, President and Chairman of the Board
Brian M. Beattie........ 47  Chief Financial Officer, Senior VP of Finance and Administration
Scott W. Dale........... 31  Chief Technical Officer and Vice President of Engineering
Cadir B. Lee............ 29  Chief Software Officer
Lucille K. Hoger........ 47  Vice President of Operations
Anthony C. Rodoni....... 36  General Manager, Europe, Middle East and Africa

   Radha R. Basu. Ms. Basu has served as President, Chief Executive Officer and as a director of Support.com since July 1999 and became Chairman of the Company's Board of Directors in January 2001. Ms. Basu worked at Hewlett-Packard Company, a computing and imaging solutions provider company, from November 1978 to January 1999, and held various general management positions, most recently the general manager of the electronic business software organization. Ms. Basu also serves as chairman of the board of directors of Seec, Inc., an eBusiness solutions company. Ms. Basu holds a B.S. in engineering from the University of Madras, a masters degree in electrical engineering and computer science from the University of Southern California and is a graduate of the Stanford University executive management program.

   Brian M. Beattie. Mr. Beattie has served as Executive Vice President of Finance and Administration and Chief Financial Officer of Support.com since October 1999. From May 1998 to May 1999, he served as Vice President of Finance, Mergers and Acquisitions of Nortel Networks Corporation, a voice and data networking company. From July 1996 to April 1998, Mr. Beattie served as Group Vice President of Meridian Solutions of Nortel Networks Corporation. From February 1993 to June 1996, Mr. Beattie served as Vice President of Finance, Enterprise Networks, for Nortel Networks Corporation. Mr. Beattie holds a bachelor of commerce and an MBA from Concordia University in Montreal.

   Scott W. Dale. Mr. Dale co-founded Support.com and has served as the Chief Technical Officer of Support.com since its incorporation in December 1997, and assumed the role of Vice President of Engineering in April 2000. From January 1997 to December 1997, Mr. Dale served as a software consultant for M&I Data Services, a financial transaction software company. From July 1992 to January 1997, Mr. Dale served as a software consultant to Hewlett-Packard Company, a computing and imaging solutions provider company. Mr. Dale holds a B.S. in computer science from Stanford University.

   Cadir B. Lee. Mr. Lee co-founded Support.com and has served as the Chief Software Officer of Support.com since its incorporation in December 1997. From 1995 to 1997, Mr. Lee served as a software consultant to Hewlett-Packard Company, a computing and imaging solutions provider company. Mr. Lee holds a B.S. in biological sciences and a B.A. in music from Stanford University.

   Lucille K. Hoger. Ms. Hoger has served as the Vice President of Operations of Support.com since February 2000. From 1996 to 2000, Ms. Hoger served as the Chief Operating Officer at ConnectInc.com, an e-commerce software company. From 1992 to 1995, she served as a principal for Gemini Consulting, an affiliate of Cap Gemini, a consulting company. Ms. Hoger holds a B.A. in accounting from Southwest Texas State University.

   Anthony C. Rodoni. Mr. Rodoni has served as Vice President of Marketing of Support.com since June 1998. In January 2000, Mr. Rodoni became the General Manager of Europe, Middle East and Africa. From March 1988 to June 1998, Mr. Rodoni served in a variety of management positions, most recently as General Manager of the Data Warehouse Business unit at Informix Software, Inc., a database software company. Mr. Rodoni holds a B.S. in computer science from the University of California at Santa Barbara and an MBA from Santa Clara University.

                                    PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER
       MATTERS

Market of Common Stock

   Our common stock has been traded publicly on the Nasdaq National Market under the symbol "SPRT" since July 19, 2000. Before July 19, 2000, there was no public market for the common stock. The following table sets forth for the periods indicated the highest and lowest sale price of the common stock during each quarter since July 19, 2000:

                         Fiscal Year 2000                         High     Low
                         ----------------                       -------- -------
   Third Quarter............................................... $39.1875 $22.625
   Fourth Quarter.............................................. $32.50   $ 8.625

Holders of Record

   As of March 15, 2001, there were approximately 654 holders of record (not including beneficial holders of stock held in street name) of the common stock.

Dividend Policy

   We did not declare or pay any cash dividends on our capital stock since our inception and do not expect to do so in the foreseeable future. We anticipate that all future earnings, if any, generated from operations will be retained by us to develop and expand our business. Any future determination with respect to the payment of dividends will be at the discretion of the Board of Directors and will depend upon, among other things, our operating results, financial condition and capital requirements, the terms of then-existing indebtedness, general business conditions and such other factors as the Board of Directors deems relevant.

Sales of Unregistered Securities

   During the fiscal year ended December 31, 2000, we issued and sold the following unregistered securities:

   1. We granted options and issued warrants to purchase 2,536,739 shares of common stock to employees, directors and consultants under our stock plans at exercise prices ranging from $2.00 to $9.00 per share.

   2. We issued 3,124,313 shares of common stock pursuant to the exercise of stock options and warrants at exercise prices ranging from $0.10 to $9.00 per share.

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

ITEM 6. SELECTED CONSOLIDATED FINANCIAL DATA

   The information set forth below is not necessarily indicative of results of future operations and should be read with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the consolidated financial statements and related notes included in Items 7 and 8 of Part II of this Form 10-K.

                                                                  Period from
                                                                 Incorporation
                                                Year Ended       on December 3,
                                               December 31,         1997 to
                                             ------------------   December 31,
                                               2000      1999         1998
                                             --------  --------  --------------
                                             (in thousands, except per share
                                                          data)
Consolidated Statements of Operations Data:
Revenue:
  License fees.............................. $ 13,732  $  2,642     $    18
  Services..................................    4,934       569         --
                                             --------  --------     -------
    Total revenue...........................   18,666     3,211          18
Costs and expenses:
  Cost of license fees......................    1,405         4         --
  Cost of services..........................    5,910       965         --
  Amortization of purchased intangibles.....    1,158       --          --
  Research and development..................   10,913     2,348       1,132
  Sales and marketing.......................   22,754     7,924       1,197
  General and administrative................    4,325     1,845         451
  Amortization of deferred compensation.....   10,787     3,809          42
                                             --------  --------     -------
    Total costs and expenses................   57,252    16,895       2,822
                                             --------  --------     -------
Loss from operations........................  (38,586)  (13,684)     (2,804)
Interest income, net........................    1,718       170          54
                                             --------  --------     -------
Net loss....................................  (36,868)  (13,514)     (2,750)
Accretion on redeemable convertible
 preferred stock............................     (885)   (1,072)       (214)
                                             --------  --------     -------
Net loss attributable to common
 stockholders............................... $(37,753) $(14,586)    $(2,964)
                                             ========  ========     =======
Basic and diluted net loss per share
 attributable to common stockholders........ $  (2.09) $  (2.20)    $ (0.57)
                                             ========  ========     =======
Weighted average shares of common stock
 outstanding used in computing basic and
 diluted net loss per share.................   18,102     6,643       5,227
                                             ========  ========     =======
Consolidated Balance Sheet Data:
Cash, cash equivalents and short-term
 investments................................ $ 51,513  $ 12,489     $ 2,807
Working capital.............................   41,853    10,478       2,979
Total assets................................   70,572    17,692       3,672
Long-term obligations.......................    3,385     2,277         449
Redeemable convertible preferred stock......      --     21,449       5,237
Accumulated deficit.........................  (53,132)  (16,264)     (2,750)
Total stockholders' equity (deficit)........   46,159   (12,473)     (2,423)

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

   The following discussion and analysis should be read with "Selected Consolidated Financial Data" and our Consolidated Financial Statements and the related notes included elsewhere in this Form 10-K. The discussion in this report on Form 10-K contains forward-looking statements that involve risks and uncertainties. The statements contained in this Report that are not purely historical are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, including statements on our expectations, beliefs, intentions or strategies regarding the future. Our actual results could differ materially from those indicated in such forward-looking statements. Words such as "anticipates," "expects," "intends," "plans," "believes," "seeks," "estimates" and similar expressions identify such forward-looking statements. These forward-looking statements are subject to risks and uncertainties that could cause actual results to differ materially from those indicated in the forward-looking statements. These are statements that relate to future periods and include, but are not limited to, statements relating to anticipated features and benefits of our products and services, expected net losses, expected cash flows, expected expenses, including those related sales and marketing, research and development and general and administrative expenses, expected revenue and sources of revenue, expected impact, if any, of legal proceedings, expected increases in headcount, the adequacy of liquidity and capital resources, growth in business and operations and the effect of recent accounting pronouncements. Factors that could cause actual results to differ materially from those predicted, include but are not limited to, the Company's dependence on a small number of relatively large orders, the Company's ability to attract and retain customers for existing and new services and to achieve adoption and acceptance of our products and services, the Company's ability to recruit and retain employees particularly in the areas of sales, engineering and support services, the ability of our products to achieve market penetration, the ability to use or integrate third-party technologies, to expand infrastructure to meet the demand for the Company's services, the Company's ability to expand internationally, the Company's ability to control its expenses, the economy and the strength of competitive offerings. Additional factors, which could cause actual results to differ materially, include those set forth in the following discussion, and, in particular, the risks discussed in "Other Factors Affecting our Business and Operating Results" and elsewhere in this Form 10-K these forward-looking statements speak only as of the date hereof. Unless required by law, the Company undertakes no obligation to update publicly any forward-looking statements.

Overview

   General

   We provide support infrastructure software for digital business. From our incorporation in December 1997 through the end of 1998, we primarily engaged in research activities and developing and marketing our products. We first began generating revenue from software license sales from the initial version of our products sold in December 1998. During 1999, we continued to enhance the functionality of our products, build our management team and operational infrastructure and began shipping the second version of our products. In 2000, we added approximately 60 customers, released two enhanced versions of our existing products and made our products available in additional languages. As our revenue increased we also incurred significant operating expenses, primarily as a result of the addition of 97 employees during 2000. These increases affected all departments including our research and development organization, our direct and indirect sales forces and professional services department. At December 31, 2000, we had an accumulated deficit of $53.1 million.

   Revenue

   We generate revenue primarily from software licenses and related professional services. We market our products through a combination of direct sales, resellers and service providers. Through 2000, most of our revenue was derived from direct sales. Although we expect direct sales to continue to account for a majority of revenue in the future, we anticipate that a greater percentage of our sales will be generated through our indirect channel. We generated revenue from customers outside the United States totaling 15% in 2000 and 1% in 1999. We plan to continue to expand our international operations significantly, particularly in Europe and Asia.

   Revenue Recognition

   We license our software under term and perpetual licenses. License revenue is generally recognized when a customer agreement has been received and accepted, the software product has been delivered, there are no uncertainties surrounding product acceptance, the fees are fixed or determinable, and collection is considered probable. If any of these criteria are not met, revenue recognition is deferred until all of the criteria are met. We sell our term licenses with maintenance for which we do not have vendor specific objective evidence to determine fair value. As a result, license revenue for term licenses is recognized ratably over the service period of the agreement, and license revenue includes maintenance for term licenses. Support.com considers all arrangements with payment terms extending beyond 12 months and other arrangements with payment terms longer than normal not to be fixed or determinable. If the fee is determined not to be fixed or determinable, revenue is recognized as payments become due from the customer. License revenue from arrangements with resellers is recognized ratably over the term of the arrangement commencing when payments are made or become due limited by guaranteed minimum amounts due under the arrangement or sell through activity.

   Term licenses typically have a duration of 36 months, with pre-payments generally billed to the customer at the beginning of each 12 month period. If we receive an order from a customer for a 36-month term license in December of a year, we would recognize only one month of license fees for that year even if that customer prepaid 12 months of the 36-month term. Pursuant to this agreement, the Company would record one year of contract revenue in accounts receivable upon signing a new term license agreement, while recognizing only one month of revenue. As a result, our accounts receivable balance could represent a significant portion of our total revenue and increase our day sales outstanding (DSO) calculation. We began licensing software under term arrangements in June 1999. A majority of the licenses executed to date have been term-based.

   Term and perpetual licensing arrangements may include service elements. Services revenue is primarily comprised of revenue from professional services, such as consulting services, maintenance and support. Arrangements that include software services are evaluated to determine whether those services are essential to the functionality of other elements of the arrangement. When software services are considered essential, revenue under the arrangement is recognized using contract accounting. When software services are not considered essential, the revenue related to the software services is recognized as the services are performed.

   We intend to continue to invest in product development and technologies to enhance our products and services and develop new products and services. Also, an important part of our strategy is to expand our operations and employee base and build our sales, marketing, customer support, technical and operational resources. We expect to continue to incur substantial operating losses in the future, and our expected increase in operating expenses will require significant increases in revenue before we become profitable.

Results of Operations

   The following table presents certain consolidated statement of operations data for the periods indicated as a percentage of total net revenue. Results for the period from incorporation on December 3, 1997 to December 31, 1998 are not provided as they are not deemed meaningful.

                                                                Year Ended
                                                               December 31,
                                                               ---------------
                                                                2000     1999
                                                               ------   ------
Revenue:
  License fees................................................     74 %     82 %
  Services....................................................     26       18
                                                               ------   ------
    Total revenue.............................................    100      100
                                                               ------   ------
Costs and expenses:
  Cost of license fees........................................      8      --
  Cost of services............................................     32       30
  Amortization of purchased intangibles.......................      6      --
  Research and development....................................     58       73
  Sales and marketing.........................................    122      247
  General and administrative..................................     23       57
  Amortization of deferred compensation.......................     58      119
                                                               ------   ------
    Total costs and expenses..................................    307      526
                                                               ------   ------
Loss from operations..........................................   (207)    (426)
Interest income, net..........................................      9        5
                                                               ------   ------
Net loss......................................................   (198)%   (421)%
                                                               ======   ======

   For purposes of this discussion, references to 1998 include the period from our incorporation on December 3, 1997 to December 31, 1998.

Years ended December 31, 2000, 1999 and 1998

 Revenue

   Total revenue increased to $18.7 million in 2000 from $3.2 million in 1999 and $18,000 in 1998. These increases were primarily because of greater demand for and market acceptance of our software products, the growth in our direct and indirect sales channels and professional services organization, expansion of our product line and the increase in our customer base.

   License revenue

   License revenue increased to approximately $13.7 million in 2000 from $2.6 million in 1999 and $18,000 in 1998. These increases were primarily because of market acceptance of our software products, the growth in our sales force and the expansion in our product line. These increases also reflect the impact of the continued growth of our term license revenue base.

   Services revenue

   Services revenue increased to $4.9 million in 2000 from $569,000 in 1999 and zero in 1998. These increases were primarily because of maintenance on new licenses and increased implementation and consulting services performed with increased license sales.

 Cost of revenue

   Total cost of revenue increased to $7.3 million in 2000 from $969,000 in 1999 and zero in 1998. These increases were primarily because of growth in our professional services organization and royalties paid to third party software vendors.

   Cost of license revenue

   Cost of license revenue consists primarily of expenses incurred to manufacture, package and distribute software products and related documentation and license fees paid to third parties under technology license arrangements. Cost of license revenue increased to $1.4 million in 2000 from $4,000 in 1999 and zero in 1998. These increases were primarily because of $1.0 million in royalty fees we paid to ePeople, Inc. for the right to embed certain components of their technology prior to the acquisition of this technology and other royalty payments associated with other third-party technology embedded within our products.

   Cost of services revenue

   Cost of services revenue includes salaries and other expenses from our customer support organization, related overhead expenses and payments made to third parties for consulting services. Cost of services revenue increased to $5.9 million in 2000 from $965,000 in 1999 and zero in 1998. These increases were primarily because of the growth in the number of employees in our professional services and customer support organizations.

   Amortization of purchased technology

   Amortization of purchased technology increased to $1.2 million in 2000 from zero in both 1999 and 1998. These increases were attributable to the amortization of purchased technology from the acquisition of source code and related intellectual property rights from ePeople, Inc. in September 2000. We expect to amortize approximately $850,000 per quarter for the next seven quarters related to this technology acquisition.

 Operating expense

   Research and development. Research and development expense consists primarily of payroll expenses and related costs for research and development personnel. Research and development expense is expensed as incurred. Research and development expense increased to $10.9 million in 2000 from approximately $2.3 million in 1999 and $1.1 million in 1998. These increases were primarily because of an increase in the number of research and development employees, consulting fees paid to evaluate third party software, and other costs incurred in connection with the localization of our product into eight additional languages. Support.com currently believes its investment in research and development will increase in the future as Support.com hires additional research and development personnel to design new products and to support expanded functionality of our eSupport software, and increases in our quality assurance and product publications operations.

   Sales and marketing. Sales and marketing expense consists primarily of payroll expense, including salaries and commissions and related costs for sales and marketing personnel and promotional expenses, including public relations, advertising and trade shows. Sales and marketing expense increased to $22.8 million in 2000 from approximately $7.9 million in 1999 and $1.2 million in 1998. These increases were due to a number of factors, including an increase in the number of sales and marketing personnel, the opening of new sales offices in the United States, Europe and Asia and commission expense associated with increased revenue in 2000. We expect sales and marketing expense to increase as we hire additional sales and marketing personnel, continue to expand the reach of our sales force in domestic and international locations and execute broader marketing programs.

   General and administrative. General and administrative expense consists primarily of payroll expense and related costs of administrative personnel and professional fees for legal, accounting and other professional services. General and administrative expense increased to $4.3 million in 2000 from approximately $1.8 million in 1999 and $451,000 in 1998. These increases were primarily because of the growth in the number of general and administrative personnel and from additional legal, accounting and other professional services costs incurred in connection with supporting business activities. We expect general and administrative expense to increase as we continue to hire additional general and administrative personnel to support our operations as a public company and incur professional fees associated with defending and protecting our intellectual property.

   Amortization of deferred compensation. We recorded deferred stock compensation of approximately $7.6 million in fiscal year 2000, representing the difference between the exercise prices of options granted to employees and board of directors during 2000 and the deemed fair value for reporting purposes of our common stock on their respective grant dates and the fair value of options and restricted stock granted to non-employees as determined under the Black Scholes model. We amortized deferred compensation expense related to employee and board of director option grants of approximately $10.3 million during the year ended December 31, 2000, $3.6 million during the year ended December 31, 1999 and $16,000 for the year ended December 31, 1998.

   We also recorded variable accounting expense related to the amortization of deferred compensation for options to non-employees and the acceleration of vesting of certain restricted stock arrangements of $501,000 for the year ended December 31, 2000, $255,000 for the year ended December 31, 1999 and $26,000 for the year ended December 31, 1998.

   Interest income, net. Interest income, net increased to approximately $1.7 million in 2000 from $170,000 in 1999 and $54,000 in 1998. The increase in interest income, net was primarily because of increased average cash balances resulting from our initial public offering in July 2000, and to a lesser extent from funds raised in our sale of Series C Preferred Stock in June 1999.

   Provision for income taxes. For the years ended December 31, 2000 and December 31, 1999, we incurred net losses for federal and state tax purposes and have not recognized any tax provision or benefit. As of December 31, 2000, we had federal and state net operating loss carryforwards of $22.4 million and $14.5 million, respectively. The net operating loss carryforwards begin to expire on various dates beginning in 2005 through 2020. Given our limited operating history, our losses incurred to date and the difficulty in accurately forecasting our future results, management does not believe that the realization of the related deferred income tax asset meets the criteria required by generally accepted accounting principles. Therefore, we have recorded a 100% valuation allowance against the deferred income tax asset.

Liquidity and Capital Resources

   Operating Activities

   Net cash used in operating activities was $16.5 million in 2000, $8.0 million in 1999 and $2.4 million for 1998. Amortization of deferred stock compensation and amortization of purchased intangibles, which is included in the net loss, but does not require the use of cash, amounted to $11.9 million for the year ended December, 31, 2000 compared to $3.8 million and $42,000 for 1999 and 1998. Net cash used in operations during 2000 was primarily the result of $36.9 million in net losses and a $4.4 million increase in accounts receivable, offset by a $9.0 million increase in deferred revenue, and a combined increase in accrued compensation and other accrued liabilities of $5.0 million. The increase in accounts receivable and deferred revenue for 2000 is primarily the result of increased sales at the end of the year.

   Investing Activities

   Net cash used in investing activities was $35.8 million in 2000, $8.7 million in 1999, and $307,000 in 1998. Net cash used in investing activities for the year ended December 31, 2000, was primarily due to the purchase of $45.2 million in short-term investments offset by $13.9 million in the sale and maturity of short-term investments.

   Financing Activities

   Net cash provided by financing activities was $60.1 million for 2000, $17.9 million in 1999 and $5.5 million in 1998. For 2000, cash provided by financing activities was primarily attributable to the $61.8 million from the issuance of our common stock in our initial public offering in July 2000. In 1999, cash provided by financing activities included $15.4 million in proceeds from the issuance of preferred stock. In 1999, we borrowed $2.0 million from one financial institution which was repaid with the proceeds from our initial public offering.

   Commitments

   As of December 31, 2000, our principal commitments consisted of obligations outstanding under capital and operating leases. Although we have no material commitments for capital expenditures, we anticipate a substantial increase in our capital expenditures and lease commitments consistent with our anticipated growth in operations, infrastructure and personnel. As of December 31, 2000, future lease commitments for our office facility were $1.1 million in 2001 and $21,000 in 2002. We expect to require additional space to meet our needs in the next 12 months. Additionally, we are required to pay ePeople approximately $309,000 per quarter for the next 11 quarters pursuant to a technology acquisition made during 2000.

   Working Capital and Capital Expenditure Requirements

   We believe that the net proceeds from the sale of common stock in our initial public offering, our existing cash balances, and revenue from operations, will be sufficient to meet our working capital and capital expenditure requirements for at least the next 12 months. We have no present understandings, commitments or agreements for any material acquisition of other businesses, products and technologies. We continually evaluate potential acquisitions of other businesses, products and technologies and may in the future require additional equity or debt financings to accomplish any potential acquisition.

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

Recent Accounting Pronouncements

   In June 1998, the FASB issued Statement of Financial Accounting Standard No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133"), which will be effective for the year ending December 31, 2001. This statement establishes accounting and reporting standards requiring that every derivative instrument, including certain derivative instruments embedded in other contracts, be recorded in the balance sheet as either an asset or liability measured at its fair value. The statement also requires that changes in the derivative's fair value be recognized in earnings unless specific hedge accounting criteria are met. Support.com believes the adoption of SFAS 133 will not have a material effect on its financial statements since it currently does not invest in derivative instruments and engage in hedging activities.

Other Factors Affecting our Business and Operating Results

We have a history of losses and if we do not become profitable, we may not be able to continue to operate.

   We incurred net losses of approximately $53.1 million for the period from December 3, 1997 through December 31, 2000. We expect to continue to incur net losses in the future. If we do not become profitable within the timeframe we predicted or expected by securities analysts or investors, the market price of our stock will likely decline. If we continue to incur net losses, we may not be able to increase our number of employees or our investment in capital equipment, sales, marketing and research and development programs. We do not know when or if we will become profitable. If we do achieve profitability, we may not sustain or increase profitability in the future and may not be able to continue to operate.

Our quarterly results are difficult to predict and may fluctuate. If we do not meet quarterly financial expectations, our stock price would likely decline.

   Because of our limited operating history, our quarterly revenue and operating results are difficult to predict and may fluctuate from quarter to quarter. Our operating results in some quarters may fall below our predictions or the expectations of securities analysts or investors, which would likely cause the market price of our common stock to decline.

  Several factors are likely to cause fluctuations in our operating results, including:

  . demand for our support infrastructure software;

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

   Our operating results could suffer if any large orders are delayed or cancelled in any future period. Each quarter, we derive a significant portion of our license revenue from a small number of relatively large orders for the licensing of our support infrastructure software. We license our support infrastructure software under perpetual and term licenses. Perpetual licenses typically result in our recognition of a larger amount of revenue in the quarter in which the license is granted as compared with term licenses. Revenue from a perpetual license is generally recognized upon delivery of a product. Revenue from a term license is recognized on a monthly basis over the agreement term, which is typically three years. We expect that we will continue to depend upon a small number of large orders for a significant portion of our license revenue.

Because a small number of customers has historically accounted for and may in future periods account for substantial portions of our revenue, our revenue could decline because of delays of customer orders or the failure of existing customers to renew licenses.

   For the year ended December 31, 2000, one customer accounted for 13% of our total revenue. No other single customer accounted for 10% or more of our total revenue for the year ended December 31, 2000. Because we have a small number of customers and a few customers are likely to continue to account for a significant portion of our revenue, our revenue could decline because of the loss or delay of a single customer order or the failure of an existing customer to renew its term license. We may not obtain additional customers.

The failure to obtain additional customers, the loss or delay of customer orders and the failure of existing customers to renew licenses will harm our operating results.

We must achieve broad adoption and acceptance of our support infrastructure products and services or we will not increase our market share or grow our business.

   We must achieve broad market acceptance and adoption of our products and services or our business and operating results will suffer. Specifically, we must encourage our customers to transition from using traditional support methods. To accomplish this, we must:

  . continually improve the performance, features and reliability of our products and services to address changing industry standards and customer needs; and

  . develop integration with other support-related technologies.

We must attract and retain qualified personnel, which is particularly difficult for us because we are headquartered in the San Francisco Bay Area, where competition for personnel is extremely intense.

   If we fail to retain and recruit the necessary personnel, our ability to develop new products and services and to provide acceptable levels of customer service could suffer. We currently plan to increase our number of employees over the next 12 months. Competition for these personnel is intense, especially in the San Francisco Bay Area. We have had difficulty hiring qualified personnel as quickly as we have desired. Specifically, we may be unable to hire a sufficient number of qualified support, training and engineering professionals. If we hire employees from our competitors, these competitors may claim that we have engaged in unfair hiring practices. We could incur substantial costs in defending ourselves against any of these claims, regardless of their merits.

Our product innovations may not achieve the market penetration or price stability necessary for profitability.

   If we fail to develop, in a timely manner, new or enhanced versions of our support infrastructure software or to provide new products and services that achieve rapid and broad market acceptance or price stability, we may not become profitable. We may fail to identify new product and service opportunities successfully. Our existing products will become obsolete if we fail to introduce new products or product enhancements that meet new customer demands, support new standards or integrate with new or upgraded versions of packaged applications. We may have little or no control over the factors that might influence market acceptance of our products and services. These factors include:

  . the willingness of enterprises to transition to automated support and eSupport and

  . acceptance of competitors' automated support or eSupport solutions.

Our software may not operate with the hardware and software platforms that are used by our customers now or in the future, and as a result our business and operating results may suffer.

   We currently serve a customer base with a wide variety of constantly changing hardware, packaged software applications and networking platforms. If there is widespread adoption of other operating system environments, and if we fail to release versions of our support infrastructure software that are compatible with these other operating systems, our business and operating results will suffer. Our future success also depends on:

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

   We intend to continue to license technologies from third parties, including applications used in our research and development activities and technologies, which are integrated into our products and services. Our inability to obtain or integrate any of these licenses could delay product and service development until equivalent technology can be identified, licensed and integrated. These technologies may not continue to be available to us on commercially reasonable terms or at all. We may fail to successfully integrate any licensed technology into our products or services. This would harm our business and operating results. Third-party licenses also expose us to increased risks that include:

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

We may lose the services of our key personnel, which in turn would harm the market's perception of our business.

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

Our failure to establish and expand strategic alliances would harm our ability to achieve market acceptance of our support infrastructure software.

   If we fail to maintain, establish or successfully implement strategic alliances, our ability to achieve market acceptance of our infrastructure software will suffer and our business and operating results will be harmed. Specifically, we must establish and extend existing distribution alliances with specialized technology and services firms such as support outsourcers. We must also establish and extend existing solutions alliances with leading providers of complementary support technologies, including call center or help desk management companies, knowledge management companies and systems management firms.

Our products depend on and work with products containing complex software and if our products fail to perform properly due to errors or similar problems in the software, we may need to spend resources to correct the errors or compensate for losses from these errors and our reputation could be harmed.

   Our products depend on complex software, both internally developed and licensed from third parties. Also, our customers may use our products with other companies' products which also contain complex software. Complex software often contains errors. These errors could result in:

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

   Our sales cycle for our support infrastructure software can range from one week to nine months or more and may vary substantially from customer to customer. While our customers are evaluating our products and services, we may incur substantial sales and marketing expenses and spend significant management effort. Any delay in completing sales in a particular quarter could cause our operating results to be below expectations.

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

  . changes in currency exchange rates and controls; and

  . dependence on local vendors.

Any system failure that causes an interruption in our customers' ability to use our products or services or a decrease in their performance could harm our relationships with our customers and result in reduced revenue.

   Our software may depend on the uninterrupted operation of our internal and outsourced communications and computer systems. These systems are vulnerable to damage or interruption from computer viruses, human error, natural disasters and intentional acts of vandalism and similar events. We have no formal disaster recovery plan and business interruption insurance may not be enough to compensate us for losses that occur. These problems could interrupt our customers' ability to use our eSupport products or services which could harm our reputation and cause us to lose customers and revenue.

We may not obtain sufficient patent protection, and this could harm our competitive position and increase our expenses which would harm our business.

   Our success and ability to compete depend to a significant degree upon the protection of our software and other proprietary technology. It is possible that:

  . our pending patent applications may not be issued;

  . competitors may independently develop similar technologies or design around any of our patents;

  . patents issued to us may not be broad enough to protect our proprietary rights; and

  . our issued patents could be successfully challenged.

We rely upon trademarks, copyrights and trade secrets to protect our proprietary rights and if these rights are not sufficiently protected, it could harm our ability to compete and to generate revenue.

   We also rely on a combination of laws, such as copyright, trademark and trade secret laws, and contractual restrictions, such as confidentiality agreements and licenses, to establish and protect our proprietary rights. Our ability to compete and grow our business could suffer if these rights are not adequately protected. Our proprietary rights may not be adequately protected because:

  . laws and contractual restrictions may not prevent misappropriation of our technologies or deter others from developing similar technologies; and

  . policing unauthorized use of our products and trademarks is difficult, expensive and time-consuming, and we may be unable to determine the extent of this unauthorized use.

   Also, the laws of other countries in which we market our products may offer little or no protection of our proprietary technologies. Reverse engineering, unauthorized copying or other misappropriation of our proprietary technologies could enable third parties to benefit from our technologies without paying us for them, which would harm our competitive position and market share.

We may face intellectual property infringement claims that could be costly to defend and result in our loss of significant rights.

   Other parties may assert intellectual property infringement claims against us and our products may infringe the intellectual property rights of third parties. For example, Previo, Inc. has filed a patent infringement lawsuit against us. Defending this lawsuit may be time-consuming, costly and may divert management's attention. This lawsuit is at an early stage and its outcome may not be favorable to us. In addition, if we do not prevail in such litigation, we could be forced to pay significant damages or amounts in settlement. Intellectual property litigation is expensive and time-consuming and could divert management's attention from our business. If there is a successful claim of infringement, we may be required to develop non-infringing technology or enter into royalty or license agreements which may not be available on acceptable terms, if at all. Our failure to develop non-infringing technologies or license the proprietary rights on a timely basis would harm our business. Our products may infringe issued patents that may relate to our products. Also, patent applications may have been filed by third parties which relate to our software products.

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

   The laws and regulations that govern our business change rapidly. Any change in laws and regulations could impair the growth of the Internet and could reduce demand for our products, subject us to liability or increase our cost of doing business. The United States government and the governments of states and foreign countries have attempted to regulate activities on the Internet and the distribution of software. Also, in 1998, Congress passed the Internet Freedom Act, which imposes a three-year moratorium on state and local taxes on Internet-based transactions. Failure to renew this moratorium would allow states to impose taxes on e-commerce. This might harm our business directly and indirectly by harming the businesses of our customers, potential customers and the parties to our business alliances. The applicability to the Internet of existing laws governing issues is uncertain and may take years to resolve. Evolving areas of law that are relevant to our business include privacy laws, intellectual property laws, proposed encryption laws, content regulation and sales and use tax laws and regulations.

We may experience power blackouts and higher electricity prices as a result of California's current energy crisis, which could disrupt our operations and increase our expenses.

   California is in the midst of an energy crisis that could disrupt our operations and increase our expenses. We rely on the major Northern California public utility, Pacific Gas & Electric Company, or PG&E, to supply electric power to our headquarters in Northern California. Due to problems associated with the de-regulation of the power industry in California and shortages in wholesale electricity supplies, customers of PG&E have been faced with increased electricity prices, power shortages and, in some cases, rolling blackouts. If blackouts interrupt our power supply, we may be temporarily unable to continue to operate our central computer, hardware and support systems. Any interruption in our ability to continue our operations could delay our ability to develop or provide our products and support services, which could damage our reputation and result in lost revenue, either of which could substantially harm our business and results of operations.

ITEM 7A. QUALITATIVE AND QUANTITATIVE DISCLOSURES ABOUT MARKET RISK

   We develop products in the United States and market and sell in North America, South America, Asia and Europe. As a result, our financial results could be affected by factors such as changes in foreign currency exchange rates or weak economic conditions in foreign markets. As all sales are currently made in U.S. dollars, a strengthening of the dollar could make our products less competitive in foreign markets. Our interest income is sensitive to changes in the general level of U.S. interest rates, particularly since the majority of our investments are in short-term instruments. Because of the nature of our short-term investments, we have concluded that there is no material market risk exposure.

   Our investment policy requires us to invest funds in excess of operating requirements in:

  . obligations of the U.S. government and its agencies;

  . investment grade state and local government obligations;

  . securities of U.S. corporations and utilities rated A1 or AA by Standard and Poors or the Moody's equivalent; or

  . money market funds, deposits or notes issued or guaranteed by U.S. and non-U.S. commercial banks, meeting credit rating and net worth requirements with maturities or reset dates of less than two years.

   At December 31, 2000, our cash and cash equivalents consisted primarily of money market funds held by large institutions in the U.S. and our short-term investments were invested in corporate and government debt securities maturing or resetting in less than eighteen months.

ITEM 8. CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                               SUPPORT.COM, INC.

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                            Page
                                                                            ----
Report of Ernst & Young LLP, Independent Auditors..........................  34

Consolidated Balance Sheets................................................  35

Consolidated Statements of Operations......................................  36

Consolidated Statements of Stockholders' Equity (Deficit)..................  37

Consolidated Statements of Cash Flows......................................  38

Notes to Consolidated Financial Statements.................................  39

               REPORT OF ERNST & YOUNG LLP, INDEPENDENT AUDITORS

The Board of Directors and Stockholders
Support.com, Inc.

   We have audited the accompanying consolidated balance sheets of Support.com, Inc. as of December 31, 2000 and 1999, and the related consolidated statements of operations, stockholders' equity (deficit), and cash flows for the years ended December 31, 2000 and 1999 and for the period from incorporation on December 3, 1997 to December 31, 1998. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

   We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

   In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Support.com, Inc. at December 31, 2000 and 1999, and the results of its operations and its cash flows for the years ended December 31, 2000 and 1999, and for the period of incorporation on December 3, 1997 to December 31, 1998, in conformity with accounting principles generally accepted in the United States.

                                          /s/ Ernst & Young LLP

Palo Alto, California
January 16 , 2001

                               SUPPORT.COM, INC.

                          CONSOLIDATED BALANCE SHEETS
                 (in thousands except share and per share data)

                                                               December 31,
                                                             ------------------
                                                               2000      1999
                                                             --------  --------

ASSETS

Current assets:
  Cash and cash equivalents................................  $ 11,756  $  4,023
  Short-term investments...................................    39,757     8,466
  Accounts receivable, less allowance of $469 and $40......     7,872     3,450
  Prepaids and other current assets........................     3,255       618
                                                             --------  --------
   Total current assets....................................    62,640    16,557
Property and equipment, net................................     2,420       881
Purchased intangibles, net.................................     5,230       --
Other assets...............................................       282       254
                                                             --------  --------
                                                             $ 70,572  $ 17,692
                                                             ========  ========

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current liabilities:
  Accounts payable.........................................  $    957  $  1,227
  Accrued compensation.....................................     2,250       451
  Other accrued liabilities................................     3,645       494
  Purchased intangibles obligation, current portion........     1,449       --
  Notes payable, current portion...........................       --        921
  Capital lease obligations, current portion...............       620       274
  Deferred revenue.........................................    11,866     2,712
                                                             --------  --------
   Total current liabilities...............................    20,787     6,079
Notes payable, net of current portion......................       --      1,478
Capital lease obligations, net of current portion..........     1,221       799
Purchased intangibles obligation, net of current portion...     2,164       --
Deferred revenue--long-term portion........................       241       360

Commitments

  Redeemable convertible preferred stock; no shares
   authorized at December 31, 2000 and 12,280,108 shares
   authorized at December 31, 1999, $0.0001 par value,
   issuable in series:
  Series B redeemable convertible preferred stock; no
   shares issued or outstanding at December 31, 2000, and
   7,346,108 shares designated, issued and outstanding at
   December 31, 1999.......................................       --      5,641
  Series C redeemable convertible preferred stock; no
   shares issued or outstanding at December 31, 2000, and
   4,934,000 shares designated, 4,638,618 shares issued and
   outstanding at December 31, 1999........................       --     15,808
Stockholders' equity (deficit):
  Series A convertible preferred stock; par value $0.0001,
   no shares issued or outstanding at December 31, 2000,
   3,571,600 shares designated, issued and outstanding at
   December 31, 1999.......................................       --          1
  Common stock; par value $0.0001, 150,000,000 shares
   authorized, 33,150,857 shares issued and outstanding at
   December 31, 2000 and 10,874,374 shares issued and
   outstanding at December 31, 1999........................         3         1
  Additional paid-in capital...............................   108,558    20,016
  Receivable from stockholders.............................    (2,051)   (1,450)
  Deferred compensation....................................    (7,219)  (14,777)
  Accumulated deficit......................................   (53,132)  (16,264)
                                                             --------  --------
   Total stockholders' equity (deficit)....................    46,159   (12,473)
                                                             --------  --------
   Total liabilities and stockholders' equity (deficit)....  $ 70,572  $ 17,692
                                                             ========  ========

                            See accompanying notes.

                               SUPPORT.COM, INC.

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                      (in thousands except per share data)

                                                                  Period From
                                                                 Incorporation
                                                                      on
                                                Years Ended       December 3,
                                               December 31,         1997 to
                                             ------------------  December 31,
                                               2000      1999        1998
                                             --------  --------  -------------
Revenue:
  License fees.............................. $ 13,732  $  2,642     $    18
  Services..................................    4,934       569         --
                                             --------  --------     -------
    Total revenue...........................   18,666     3,211          18
                                             --------  --------     -------
Costs and expenses:
  Cost of license fees......................    1,405         4         --
  Cost of services..........................    5,910       965         --
  Amortization of purchased intangibles.....    1,158       --          --
  Research and development..................   10,913     2,348       1,132
  Sales and marketing.......................   22,754     7,924       1,197
  General and administrative................    4,325     1,845         451
  Amortization of deferred compensation(1)..   10,787     3,809          42
                                             --------  --------     -------
    Total costs and expenses................   57,252    16,895       2,822
                                             --------  --------     -------
Loss from operations........................  (38,586)  (13,684)     (2,804)
Interest income.............................    2,048       501         105
Interest expense............................     (330)     (331)        (51)
                                             --------  --------     -------
Net loss....................................  (36,868)  (13,514)     (2,750)
Accretion on redeemable convertible
 preferred stock............................     (885)   (1,072)       (214)
                                             --------  --------     -------
Net loss attributable to common
 stockholders............................... $(37,753) $(14,586)    $(2,964)
                                             ========  ========     =======
Basic and diluted net loss per share
 attributable to common stockholders........ $  (2.09) $  (2.20)    $ (0.57)
                                             ========  ========     =======
Shares used in computing basic and diluted
 net loss per share.........................   18,102     6,643       5,227
                                             ========  ========     =======

--------
(1)Amortization of deferred compensation relates to the following:

                                                                  Years Ended
                                                                  December 31,
                                                                 --------------
                                                                  2000    1999
                                                                 ------- ------
Cost of services................................................ $   475 $   53
Research and development........................................   2,136    795
Sales and marketing.............................................   3,894  1,288
General and administrative......................................   4,282  1,673
                                                                 ------- ------
  Total......................................................... $10,787 $3,809
                                                                 ======= ======

                            See accompanying notes.

                               SUPPORT.COM, INC.

           CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
                 (in thousands except share and per share data)

                     Convertible                                     Notes
                   Preferred Stock     Common Stock    Additional  Receivable    Deferred                    Total
                  ------------------ -----------------  Paid-In       from        Stock     Accumulated  Stockholders'
                    Shares    Amount   Shares   Amount  Capital   Stockholders Compensation   Deficit   Equity (Deficit)
                  ----------  ------ ---------- ------ ---------- ------------ ------------ ----------- ----------------
Issuance of
 common stock to
 founders at
 $0.0001,
 $0.0077, and
 $0.0155 per
 share for
 cash...........         --    $ --   6,428,880  $ 1    $    --     $   --       $    --     $    --        $      1
Issuance of
 Series A
 convertible
 preferred stock
 at $0.07 per
 share for cash,
 net of issuance
 costs of $6....   3,571,600      1         --    --         244        --            --          --             245
Issuance of
 common stock
 upon exercise
 of stock
 options........         --      --      40,000   --           4        --            --          --               4
Issuance of
 warrants.......         --      --         --    --         249        --            --          --             249
Accretion on
 redeemable
 convertible
 preferred
 stock..........         --      --         --    --        (214)       --            --          --            (214)
Deferred
 compensation
 related to
 grant of stock
 options and
 restricted
 stock..........         --      --         --    --         276        --           (276)        --             --
Amortization of
 deferred
 compensation...         --      --         --    --         --         --             16         --              16
Variable
 accounting
 expense
 associated with
 options and
 restricted
 stock to non-
 employees......         --      --         --    --         --         --             26         --              26
Net loss........         --      --         --    --         --         --            --       (2,750)        (2,750)
                  ----------   ----  ----------  ---    --------    -------      --------    --------       --------
Balances at
 December 31,
 1998...........   3,571,600   $  1   6,468,880  $ 1    $    559    $   --       $   (234)   $ (2,750)      $ (2,423)
Issuance of
 common and
 restricted
 stock upon
 exercise of
 options to
 employees and
 non-employees
 for cash,
 promissory
 notes and
 services.......         --      --   4,405,494   --       2,083     (1,450)          --          --             633
Issuance of
 warrants.......         --      --         --    --          94        --            --          --              94
Accretion on
 redeemable
 convertible
 preferred
 stock..........         --      --         --    --      (1,072)       --            --          --          (1,072)
Deferred
 compensation
 related to
 grant of stock
 options and
 restricted
 stock..........         --      --         --    --      18,352        --        (18,352)        --             --
Amortization of
 deferred
 compensation...         --      --         --    --         --         --          3,554         --           3,554
Variable
 accounting
 expense
 associated with
 options and
 restricted
 stock to non-
 employees......         --      --         --    --         --         --            255         --             255
Net loss........         --      --         --    --         --         --            --      (13,514)       (13,514)
                  ----------   ----  ----------  ---    --------    -------      --------    --------       --------
Balances at
 December 31,
 1999...........   3,571,600   $  1  10,874,374  $ 1    $ 20,016    $(1,450)     $(14,777)   $(16,264)      $(12,473)
Issuance of
 common and
 restricted
 stock upon
 exercise of
 options and
 warrants for
 cash and
 promissory
 notes, net of
 repurchases....         --      --   1,832,657   --       1,862       (601)          --          --           1,261
Accretion on
 redeemable
 convertible
 preferred
 stock..........         --      --         --    --        (885)       --            --          --            (885)
Conversion of
 preferred stock
 into common
 stock (see Note
 5).............  (3,571,600)    (1) 15,556,326    2      22,333        --            --          --          22,334
Issuance of
 common stock in
 initial public
 offering, net
 of issuance
 costs..........         --      --   4,887,500   --      61,777        --            --          --          61,777
Deferred
 compensation
 related to
 grant of stock
 options and
 restricted
 stock, net of
 $4.3 million in
 cancellations..         --      --         --    --       3,229        --         (3,229)        --             --
Amortization of
 deferred
 compensation...         --      --         --    --         --         --         10,286         --          10,286
Variable
 accounting
 expense
 associated with
 options,
 warrants and
 restricted
 stock issued to
 non-employees
 and third
 party..........         --      --         --    --         226        --            501         --             727
Net loss........         --      --         --    --         --         --            --      (36,868)       (36,868)
                  ----------   ----  ----------  ---    --------    -------      --------    --------       --------
Balances at
 December 31,
 2000...........         --      --  33,150,857  $ 3    $108,558    $(2,051)     $ (7,219)   $(53,132)      $ 46,159
                  ==========   ====  ==========  ===    ========    =======      ========    ========       ========

                            See accompanying notes.

                               SUPPORT.COM, INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)

                                                                    Period From
                                                                   Incorporation
                                                  Year Ended        on December
                                                 December 31,       3, 1997 to
                                               ------------------  December 31,
                                                 2000      1999        1998
                                               --------  --------  -------------
Operating activities:
  Net loss...................................  $(36,868) $(13,514)    $(2,750)
  Adjustments to reconcile net loss to net
   cash used in operating activities:
   Depreciation and amortization.............     1,497       294          23
   Amortization of deferred compensation.....    10,787     3,809          42
   Amortization of purchased intangibles.....     1,158       --          --
   Other.....................................       226       170          13
   Changes in assets and liabilities:
     Accounts receivable, net................    (4,422)   (3,385)        (65)
     Prepaids and other current assets.......    (2,637)     (296)        (29)
     Accounts payable........................      (270)    1,129          98
     Accrued compensation....................     1,799       391          60
     Other accrued liabilities...............     3,151       335         159
     Deferred revenue........................     9,035     3,030          42
                                               --------  --------     -------
  Net cash used in operating activities......   (16,544)   (8,037)     (2,407)
                                               --------  --------     -------
  Investing activities:
  Purchases of property and equipment........    (1,718)      (89)       (279)
  Proceeds from sale of equipment............       --         99         --
  Other assets...............................       (28)     (226)        (28)
  Purchases of technology....................    (2,775)      --          --
  Purchases of short-term investments........   (45,223)  (12,266)        --
  Sales and maturities of short-term
   investments...............................    13,932     3,800         --
                                               --------  --------     -------
  Net cash provided used in investing
   activities................................   (35,812)   (8,682)       (307)
                                               --------  --------     -------
Financing activities:
  Proceeds from notes payable................       --      2,000         500
  Proceeds from sale-leaseback...............       --        183         --
  Proceeds from issuance of preferred stock,
   net.......................................       --     15,390       5,017
  Proceeds from initial public offering, net
   of issuance costs.........................    61,777       --          --
  Proceeds from issuances of common stock,
   net of repurchases........................     1,261       501           5
  Repayment of notes payable.................    (2,399)     (100)         (1)
  Principal payments under capital lease
   obligations...............................      (550)      (39)        --
                                               --------  --------     -------
  Net cash provided by financing activities..    60,089    17,935       5,521
                                               --------  --------     -------
Net increase in cash and cash equivalents....     7,733     1,216       2,807
Cash and cash equivalents at beginning of
 period......................................     4,023     2,807         --
                                               --------  --------     -------
Cash and cash equivalents at end of period...  $ 11,756  $  4,023     $ 2,807
                                               ========  ========     =======
Supplemental disclosure of noncash financing
 activities:
  Notes receivable from stockholder in
   exchange for preferred stock..............  $    --   $    --      $   250
                                               ========  ========     =======
  Notes receivable from stockholders in
   exchange for common stock, net of
   cancellations.............................  $    601  $  1,450     $   --
                                               ========  ========     =======
  Equipment acquired under capital lease
   obligation................................  $  1,318  $  1,112     $   --
                                               ========  ========     =======
Supplemental schedule of cash flow
 information.................................
  Interest paid..............................  $    307  $    249     $    39
                                               ========  ========     =======

                            See accompanying notes.

                               SUPPORT.COM, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Organization and Summary of Significant Accounting Policies

 Nature of Operations

   Support.com, Inc. ("Support.com," "the Company," "We" or "Our"), formerly known as Tioga Systems, Inc. and Replicase, Inc., was incorporated in the state of Delaware on December 3, 1997. Support.com is a leading provider of support infrastructure software for digital businesses. Support.com sells to corporate enterprises, service providers and personal computer manufacturers that utilize its software platform to increase the efficiency and effectiveness of their support operations, while improving user responsiveness and satisfaction. Our headquarters are in Redwood City, California, with offices throughout the world.

 Basis of Presentation

   The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. The Company has export sales from the United States and has operations in Asia and Europe. All significant intercompany transactions and balances have been eliminated. Support.com commenced operations in December 1997 which primarily consisted of initial development activities. Operating expenses incurred in December 1997 of approximately $9,000 have been included in operations for the period from incorporation on December 3, 1997 to December 31, 1998.

 Use of Estimates and Reclassifications

   The preparation of consolidated financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and the accompanying notes. Actual results could differ materially from these estimates. In addition, certain amounts that were previously reported have been reclassified to conform to the current period presentation.

 Concentration of Credit Risk and Significant Customers

   Financial instruments that potentially subject Support.com to concentration of credit risk consist principally of cash equivalents, short term investments and trade receivables. Support.com invests cash which is not required for immediate operating needs principally in money market funds, commercial paper, municipal bonds, corporate debt securities, notes and bills issued by the United States government and its agencies and auction instruments. Support.com's customers are currently concentrated in the United States. Support.com performs ongoing evaluations of its customers' financial condition and generally does not require collateral. Support.com maintains reserves for credit losses, and such losses have been within management's expectations. The Company provided reserves for credit losses in the years ended December 31, 2000, 1999 and 1998 of $469,000, $40,000 and $10,000, respectively. Credit losses during the year ended December 31, 2000 were $163,000 and for the years ended December 31, 1999 and 1998 were zero.

   For the year ended December 31, 2000, one customer accounted for 13% of our total revenue and three other customers accounted for 55%, 10% and 10% of revenue for the year ended December 31, 1999.

 Fair Value of Financial Instruments

   The fair value of short-term and long-term obligations is estimated based on current interest rates available to Support.com for debt instruments with similar terms, degrees of risk and remaining maturities. The carrying values of these obligations approximate their fair values.

                               SUPPORT.COM, INC.

 Cash, Cash Equivalents and Short-Term Investments

   Support.com considers all liquid instruments with an original maturity at the date of purchase of three months or less to be cash equivalents. Through December 31, 1999, Support.com maintained cash and cash equivalents in money market accounts with major financial institutions for which the carrying amount approximated its fair value. At December 31, 2000, cash equivalents and short-term investments consist primarily of commercial paper, debt instruments and money market funds. All short-term investments mature or reset within 18 months. Support.com's cash equivalents and short-term investments are classified as available-for-sale in accordance with the provisions of Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities."

   Currently, Support.com reports its securities at amortized cost which approximated fair value at December 31, 2000 and December 31, 1999. Material unrealized gains and losses, if any, are reported in stockholders' equity (deficit) and included in other comprehensive loss. The amortized cost of debt securities is adjusted for amortization of premiums and accretion of discounts to maturity, both of which are included in interest income. Realized gains and losses are recorded using the specific identification method. For the year ended December 31, 2000 and December 31, 1999, gross unrealized gains and losses on available-for-sale securities were immaterial.

   The following is a summary of available-for-sale securities at cost, which approximates fair value (in thousands):

                                                                 December 31,
                                                                ---------------
                                                                  2000    1999
                                                                -------- ------
   Cash and cash equivalents:
     Cash...................................................... $  2,441 $  296
     Money market funds........................................    5,526  2,729
     Commercial paper..........................................    3,789    --
     Municipal bonds...........................................      --     998
                                                                -------- ------
                                                                $ 11,756 $4,023
                                                                ======== ======
   Short-term investments:
     Municipal bonds........................................... $  3,977 $6,466
     Auction backed securities.................................   14,125  2,000
     Commercial paper..........................................    2,958    --
     Corporate bonds...........................................    7,015    --
     Federal agencies..........................................   11,682    --
                                                                -------- ------
                                                                $ 39,757 $8,466
                                                                ======== ======

 Property and Equipment

   Property and equipment is stated at cost, less accumulated depreciation which is provided using the straight-line method over the estimated useful lives of 2 to 3 years.

 Purchased Intangible Assets

   Support.com records purchased intangible assets at fair value as determined by amortized costs. The original cost is amortized on a straight-line basis over the estimated life of each asset as determined by management. Support.com regularly performs reviews to determine if the carrying value of the intangible asset is impaired. During the year ended December 31, 2000, purchased intangible assets were generated from the purchase of the source code and other intellectual property rights from ePeople, Inc. These intangible assets are being amortized on a straight-line basis over 2 years.

                               SUPPORT.COM, INC.

 Revenue Recognition

   Support.com has adopted Statement of Position ("SOP") 97-2, Software Revenue Recognition, as amended by SOP 98-4 and SOP 98-9, since its inception. License revenue is generally recognized when a customer agreement has been received and accepted, the software product has been delivered, there are no uncertainties surrounding product acceptance, the fees are fixed or determinable, and collection is considered probable. License revenue is comprised of fees for term and perpetual licenses of Support.com's software by corporate customers and resellers. Term licenses are sold with maintenance for which Support.com does not have vendor specific objective evidence (VSOE) to determine fair value. As a result, license revenue for term licenses is recognized ratably over the service period of the agreement and license revenue includes maintenance for term licenses. Support.com considers all arrangements with payment terms extending beyond twelve months and other arrangements with payment terms longer than normal not to be fixed or determinable. If the fee is determined not to be fixed or determinable, revenue is recognized as payments become due from the customer. License revenue from arrangements with resellers is recognized ratably over the term of the arrangement commencing when payments are made or become due limited by guaranteed minimum amounts due under the arrangement or sell through activity.

   Services revenue is primarily comprised of revenue from professional services, such as consulting services, maintenance and support. Arrangements that include software services are evaluated to determine whether those services are essential to the functionality of other elements of the arrangement. When software services are considered essential, revenue under the arrangement is recognized using contract accounting. When software services are not considered essential, the revenue related to the software services is recognized as the services are performed.

   Perpetual license revenues are recognized using the residual method described in SOP 98-9 for arrangements in which licenses are sold with multiple elements. For perpetual licensing arrangements, maintenance revenue is deferred and recognized over the service period of the arrangement, which is typically one year. Fees related to contracts that require the Company to deliver unspecified additional products are deferred and recognized ratably over the contract term.

 Research and Development

   Research and development expenditures are generally charged to operations as incurred. Statement of Financial Accounting Standards No. 86, "Accounting for the Costs of Computer Software to Be Sold, Leased or Otherwise Marketed," requires the capitalization of certain software development costs subsequent to the establishment of technological feasibility. Based on Support.com's product development process, technological feasibility is established upon the completion of a working model. Costs incurred by Support.com between the completion of the working model and the point at which the product is ready for general release have been insignificant. Accordingly, Support.com has charged all such costs to research and development expense in the accompanying statement of operations. Support.com did not incur any cost related to software developed or for software obtained for internal use as defined in SOP 98-1.

 Sales Commissions

   Commission expense is recognized over the period that the related license revenue is recognized. Commissions are paid to sales agents at the time amounts become billable to the customer regardless of the timing of revenue recognition. Commissions paid to sales agents in advance of the recognition of commission expense is recorded as a prepaid asset. All commission payments made to sales agents are non-refundable unless amounts due from a customer are determined to be uncollectible in which case commissions paid are recoverable by Support.com.

                               SUPPORT.COM, INC.

 Advertising Costs

   Advertising costs are recorded as sales and marketing expense in the period in which they are incurred. Advertising expense was $556,000 for the year ended December 31, 2000, $71,000 for the year ended December 31, 1999 and zero for the period from incorporation on December 3, 1997 to December 31, 1998.

 Stock-Based Compensation

   Support.com accounts for stock-based compensation using the intrinsic value method prescribed in Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB 25"), and has adopted the disclosure only alternative of Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" ("FAS 123").

   Any deferred stock compensation calculated according to APB 25 is amortized over the vesting period of the individual options, generally four years, using the graded vesting method. The graded vesting method provides for vesting of portions of the overall awards at interim dates and results in greater vesting in earlier years than straight-line.

   All stock-based awards to non-employees, are accounted for at their fair value, as calculated using the Black Scholes model, in accordance with FAS 123 and Emerging Issues Task Forces Consensus No. 96-18 ("EITF 96-18"). The options and restricted stock purchase arrangements are subject to periodic re-valuation over their vesting terms.

 Net Loss Per Share

   Basic and diluted net loss per share are presented in conformity with the FASB's Statement of Financial Accounting Standards No. 128, "Earnings Per Share" ("FAS 128"), for all periods presented. In accordance with FAS 128, basic and diluted net loss per share have been computed using the weighted-average number of shares of common stock outstanding during the period, less shares subject to repurchase.

   The following table sets forth the computation of basic and diluted net loss per share (in thousands, except per share amounts):

                                                            Period From
                                                          Incorporation on
                                         Years Ended      December 3, 1997
                                        December 31,      to December 31,
                                      ------------------        1998
                                                          ----------------
                                        2000      1999
                                      --------  --------
Net loss attributable to common
 stockholders........................ $(37,753) $(14,586)     $(2,964)
                                      ========  ========      =======
Basic and diluted:
  Weighted average shares of common
   stock outstanding.................   22,556     7,166        6,432
  Less weighted average shares
   subject to repurchase.............   (4,454)     (523)      (1,205)
                                      --------  --------      -------
  Shares used in computing basic and
   diluted net loss per share........   18,102     6,643        5,227
                                      ========  ========      =======
Basic and diluted net loss per share
 attributable to common
 stockholders........................ $  (2.09) $  (2.20)     $ (0.57)
                                      ========  ========      =======

                               SUPPORT.COM, INC.

   Had Support.com been in a net income position, diluted earnings per share would have excluded the impact of outstanding shares subject to repurchase and included the conversion of outstanding preferred stock into shares of Support.com's common stock and the dilutive impact of outstanding options and warrants to purchase common stock. Excluded from the computation of basic and diluted net loss per share attributable to common stockholders are approximately 6,915,000, 19,666,000 and 13,222,000 shares related to preferred stock and options and warrants to purchase common stock at December 31, 2000, 1999 and 1998, prior to the application of the treasury stock method. Such shares have been excluded because they are anti-dilutive for all periods presented.

 Foreign Currency Translation

   Assets and liabilities of the Company's wholly owned foreign subsidiaries are translated from their respective functional currencies at exchange rates in effect at the balance sheet date, and revenues and expenses are translated at average exchange rates prevailing during the year. Any material resulting translation adjustments are reflected as a separate component of stockholders' equity. For the year ended December 31, 2000 and 1999, translation adjustments were immaterial.

 Comprehensive Loss

   Support.com adopted Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" ("FAS 130"), at December 31, 1998. Under FAS 130, Support.com is required to display comprehensive income and its components as part of the financial statements. Other comprehensive income includes certain changes in equity that are excluded from net loss. Support.com has no material components of other comprehensive income and, as a result, the comprehensive loss is the same as the net loss for all periods presented.

 Segment Information

   Support.com operates in one segment, the development and marketing of eSupport software and services for digital businesses. Support.com's foreign offices are primarily sales and marketing offices and also support the Company's overseas reseller network. Operating losses generated by the foreign operations of Support.com and their corresponding identifiable assets were not material in any period presented. Revenue from customers located outside the United States was approximately $2,819,000 for the year ended December 31, 2000, $46,000 for the year ended December 31, 1999, and zero for the period from incorporation on December 3, 1997 to December 31, 1998.

 Recent Accounting Pronouncements

   In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133"), which will be effective for the year ending December 31, 2001. This statement establishes accounting and reporting standards requiring that every derivative instrument, including certain derivative instruments embedded in other contracts, be recorded in the balance sheet as either an asset or liability measured at its fair value. The statement also requires that changes in the derivative's fair value be recognized in earnings unless specific hedge accounting criteria are met. Support.com believes the adoption of SFAS 133 will not have a material effect on the financial statements, since it currently does not invest in derivative instruments and engage in hedging activities.

   In March 2000, the Financial Accounting Standards Board (FASB) issued FASB Interpretation (FIN) No. 44, "Accounting for Certain Transactions Involving Stock Compensation." FIN 44 clarifies the application

                               SUPPORT.COM, INC.

of APB Opinion No. 25 with respect to the definition of employee for purposes of applying Opinion No. 25, the criteria for determining whether a plan qualifies as a noncompensatory plan, the accounting consequences of various modifications to the terms of a previously fixed stock option or award, and the accounting for an exchange of stock compensation awards in a business combination. The adoption of FIN 44, which became effective July 1, 2000, did not have a material effect on Support.com's financial position, operating results, or cash flow.

   In December 1999, the Securities and Exchange Commission (SEC) issued SEC Staff Accounting Bulletin (SAB) No. 101, "Revenue Recognition in Financial Statements." SAB 101 summarizes certain of the SEC's views in applying generally accepted accounting principles to revenue recognition in financial statements. Support.com's revenue recognition policy is in conformity with SAB 101, and the adoption of SAB 101 during the fourth quarter of 2000 did not have a significant impact on the Company's financial results since inception (see Revenue Recognition in Note 1).

2. Property and Equipment

   Property and equipment are stated at cost and consist of the following (in thousands):

                                                                 December 31,
                                                                ---------------
                                                                 2000     1999
                                                                -------  ------
   Computer and software equipment............................. $ 3,949  $1,193
   Furniture and equipment.....................................     285       5
                                                                -------  ------
                                                                  4,234   1,198
   Accumulated depreciation and amortization...................  (1,814)   (317)
                                                                -------  ------
                                                                $ 2,420  $  881
                                                                =======  ======

   As of December 31, 2000, property and equipment included amounts acquired under capital leases of approximately $2,500,000, with related accumulated amortization of approximately $1,375,000.

3. Purchased Intangibles

   On September 20, 2000, Support.com purchased source code and other related intellectual property rights from ePeople, Inc. (formerly known as NoWonder, Inc.) for $6,800,000. An additional amount of $2,500,000 may be payable to ePeople based upon revenue recognized by Support.com related to the technology. The purchase price was recorded as purchased intangibles and included as an other asset in the Company's consolidated balance sheet. The Company paid $3.4 million during the year ended December 31, 2000, and will be required to pay approximately $309,000 per quarter for eleven quarters. The purchased technology is being amortized on a straight-line basis over two years. Total amortization for the period ended December 31, 2000 was $1.2 million.

4. Capital Leases, Borrowings and Commitments

   In October 1998, Support.com entered into loan and lease agreements with a financial institution. The loan agreement allowed Support.com to borrow up to $2,500,000 in aggregate. At December 31, 1999, these amounts had been fully drawn down. During the year ending December 31, 2000, the amounts borrowed under this agreement were fully repaid. The lease agreement allowed Support.com to borrow up to $2,500,000 to finance purchases of equipment, software and tenant improvements. Amounts available under this lease line were fully utilized at December 31, 2000. Advances are secured by the assets acquired and each equipment

                               SUPPORT.COM, INC.

advance is payable in 48 monthly installments of principal and interest, computed at the monthly rate of 2.9% of the principal balance.

   Support.com leases its facilities under noncancelable operating lease agreements which expire at various dates through 2002. Rent expense was approximately $1,764,000 for the year ended December 31, 2000, $783,000 for the year ended December 31, 1999 and $184,000 for the period from incorporation on December 3, 1997 to December 31, 1998. Support.com received sublease rental income of approximately $217,000 for the year ended December 31, 2000, $162,000 for the year ended December 31, 1999 and $45,000 for the period from incorporation on December 3, 1997 to December 31, 1998.

   As of December 31, 2000, minimum payments under noncancelable lease agreements were as follows (in thousands):

                                                              Capital  Operating
   Years ending December 31,                                  Leases    Leases
   -------------------------                                  -------  ---------
   2001...................................................... $  732    $1,099
   2002......................................................    671        21
   2003......................................................    559       --
   2004......................................................     82       --
                                                              ------    ------
     Total minimum lease and principal payments.............. $2,044    $1,120
                                                              ======    ======
   Amount representing interest..............................   (203)
                                                              ------
   Present value of future payments..........................  1,841
   Current portion of capital lease obligations..............    620
                                                              ------
   Noncurrent portion........................................ $1,221
                                                              ======

5. Stockholders' Equity

 Initial Public Offering

   On July 19, 2000, Support.com completed an initial public offering of its common stock. All 4.9 million shares covered by Support.com's Registration Statement on Form S-1, including shares covered by an over-allotment option that was exercised, were sold by Support.com at a price of $14.00 per share. Net proceeds to the Company from the issuance of common stock in the initial public offering were $61.8 million.

 Preferred Stock

   The Company is authorized to provide for the issuance of up to 5,000,000 shares of undesignated preferred stock, none of which has been issued at December 31, 2000.

   Immediately prior to the completion of the Company's initial public offering all outstanding shares of preferred stock converted into an aggregate of 15,556,326 shares of common stock.

                               SUPPORT.COM, INC.

   Preferred stock prior to the initial public offering was composed of the following:

                                                             Non-
                                                          Cumulative Liquidation
                                     Shares     Shares     Dividend  Preference
                                   Authorized Outstanding Per Share   Per Share
                                   ---------- ----------- ---------- -----------
   Series A ......................  3,571,600  3,571,600    $  --      $0.070
   Series B ......................  7,346,108  7,346,108    $0.550     $0.687
   Series C ......................  4,934,000  4,638,618    $0.262     $3.271
                                   ---------- ----------
                                   15,851,708 15,556,326
                                   ========== ==========

   The following summarizes the redeemable convertible preferred stock activity (in thousands except for share data):

                                                       Redeemable Convertible
                                                           Preferred Stock
                                                       --------------------------
                                                          Shares       Amount
                                                       -------------  -----------
   Issuance of Series B...............................     7,346,108  $   5,023
   Accretion..........................................           --         214
                                                       -------------  ---------
   Balance at December 31, 1998.......................     7,346,108      5,237
   Issuance of Series C...............................     4,638,618     15,140
   Accretion..........................................           --       1,072
                                                       -------------  ---------
   Balance at December 31, 1999.......................    11,984,726     21,449
   Accretion..........................................           --         885
   Conversion into common stock.......................   (11,984,726)   (22,334)
                                                       -------------  ---------
   Balance at December 31, 2000 ......................           --   $     --
                                                       =============  =========

 Common Stock

   Support.com has reserved shares of common stock for issuance at December 31, 2000 as follows:

   Stock Plans........................................................ 9,554,735
   Warrants...........................................................   119,167
                                                                       ---------
                                                                       9,673,902
                                                                       =========

   Through December 31, 2000, certain option holders have exercised options to purchase 2,638,730 shares of common stock at prices ranging from $0.40 to $9.00, with a weighted-average exercise price of $0.78 per share in exchange for full recourse promissory notes. The notes bear interest at 5.9% and expire on various dates through 2004. Support.com has the right to repurchase all unvested shares purchased by the notes at the original exercise price in the event of the option holders termination. The number of shares subject to this repurchase right decreases as the shares vest under the original option terms, generally over four years.

 Stock Warrants

   During the years ended 1999 and 1998, warrants to purchase 164,483 shares of Support.com's Series C preferred stock at exercise prices ranging from $1.98 to $6.50 per share were issued in conjunction with certain loan and lease agreements. During the year ended December 31, 2000, these warrants were exercised for common stock.

                               SUPPORT.COM, INC.

   In February 2000, Support.com issued a warrant to a customer in conjunction with a software license agreement which allows the customer to purchase 119,167 shares of Support.com's common stock at an exercise price of $18.00 per share. The warrant is immediately exercisable, non-forfeitable and expires in August 2002. The value of the warrant, which is less than amounts due under the license agreement, has been recorded as additional paid-in capital and has reduced the amount to be allocated to revenue under the agreement.

 Stock Option Plans

   During fiscal 1998, Support.com adopted the 1998 stock option plan (the "plan"). Under the plan, up to 9,424,434 shares of Support.com's common stock may be granted as options or sold to eligible participants. Under the plan, options to purchase common stock may be granted at no less than 85% of the fair value on the date of the grant (110% of fair value in certain instances), as determined by the board of directors. Options under the plan are immediately exercisable; however, shares issued are subject to Support.com's right to repurchase such shares at the original issuance price, which lapses in a series of installments measured from the vesting commencement date of the option.

   In February 2000, the board of directors approved the adoption of Support.com's 2000 omnibus equity incentive plan (the "2000 incentive plan"). A total of 4,000,000 shares of common stock have been reserved for issuance to eligible participants under the 2000 incentive plan. On January 1 of each year, the number of shares reserved automatically increases by the lesser of 2,000,000 shares, 5% of outstanding shares, or an amount determined by the board of directors. All shares that had not yet been issued under Support.com's 1998 stock option plan as of July 19, 2000, the date of Support.com's IPO, were made available for grant under the 2000 incentive plan. The exercise price for incentive stock options may not be less than 100% of the fair market value of Support.com's common stock on the date of grant (85% for nonstatutory options). Under both of Support.com's option plans, options generally vest over a 48-month period from the date of grant and have a maximum term of 10 years.

   A summary of Support.com's stock option activity under all Stock Option Plans and related information follows:

                                                Options Outstanding    Weighted
                                   Options    ------------------------ Average
                                  Available   Number of    Price Per   Exercise
                                  for Grant     Shares       Share      Price
                                  ----------  ----------  ------------ --------
Shares authorized................  2,929,434         --            --     --
Options granted.................. (2,343,250)  2,340,750  $       0.10  $0.10
Options exercised................        --      (40,000) $       0.10  $0.10
Options canceled.................     95,000     (95,000) $       0.10  $0.10
                                  ----------  ----------  ------------  -----
Balance at December 31, 1998.....    681,184   2,205,750  $       0.10  $0.10
Shares authorized................  5,195,000         --            --     --
Options granted.................. (6,326,139)  6,328,639  $0.10-$ 0.99  $0.57
Options exercised................        --   (4,131,994) $0.10-$ 0.99  $0.46
Options canceled.................    457,500    (457,500) $0.10-$ 0.90  $0.23
                                  ----------  ----------  ------------  -----
Balance at December 31, 1999.....      7,545   3,944,895  $0.10-$ 0.99  $0.47
Shares authorized................  5,300,000         --            --     --
Options granted.................. (3,705,622)  3,705,622  $2.00-$32.50  $9.99
Options exercised................        --   (2,977,745) $0.10-$ 9.00  $0.92
Options canceled.................    840,908    (840,908) $0.10-$ 9.00  $3.53
Shares repurchased...............  1,280,040         --   $0.10-$ 9.00  $0.71
                                  ----------  ----------  ------------  -----
Balance at December 31, 2000.....  3,722,871   3,831,864  $0.10-$32.50  $8.65
                                  ==========  ==========  ============  =====

                               SUPPORT.COM, INC.

   At December 31, 2000, 1999 and 1998, 2,963,652, 3,299,905 and zero shares which had been issued upon exercise of options were subject to repurchase. At December 31, 2000, 1999 and 1998 options to acquire 331,606, 444,899, and 5,500 shares were vested but not exercised.

   Exercise prices for options outstanding as of December 31, 2000 and the weighed-average remaining contractual life are as follows:

                                     Options Outstanding              Options Exercisable
                          ----------------------------------------- ------------------------
                                    Weighted Average
                                       Remaining        Weighted                 Weighted
                          Number of Contractual Life    Averaged    Number of    Average
Range of Exercise Prices   Shares      (In Years)    Exercise Price  Shares   Exercise Price
------------------------  --------- ---------------- -------------- --------- --------------
$ 0.10- 0.40............    122,187       8.0            $ 0.17       122,187     $ 0.17
        0.90............    838,677       8.6              0.90       838,677       0.90
  2.00- 7.00............    559,000       9.1              4.55       559,000       4.55
  8.00- 9.00............  1,030,450       9.4              8.85     1,030,450       8.85
 10.06-14.00............    726,550       9.9             10.74         1,794      10.06
 14.63-26.00............    364,500       9.9             19.29           711      15.44
 26.75-32.50............    190,500       9.7             30.96             0       0.00
                          ---------       ---            ------     ---------     ------
                          3,831,864       9.3            $ 8.66     2,552,819     $ 4.89
                          =========       ===            ======     =========     ======

 2000 Employee Stock Purchase Plan

   In February 2000, the board of directors approved the adoption of Support.com's 2000 employee stock purchase plan (the "2000 Purchase Plan"). A total of 2,000,000 shares of common stock have been reserved for issuance under the 2000 Purchase Plan. On January 1 of each year, the number of shares reserved automatically increases by the lesser of 2,000,000 shares, 3% of the outstanding shares, or an amount determined by the board of directors. The 2000 purchase plan permits eligible employees to acquire shares of Support.com's common stock through periodic payroll deductions of up to 15% of total compensation. Purchases occur on the last day of each July and January following the end of each participation period. The price at which the common stock may be purchased is 85% of the lesser of the fair market value of Support.com's common stock on each employee's applicable enrollment date or on the last day of the respective participation period. As of December 31, 2000, no shares have been issued under the 2000 Purchase Plan.

 Deferred Compensation

   In connection with the grant of certain stock options to employees, Support.com recorded deferred stock compensation of approximately $7.1 million during the year ended December 31, 2000, $17.7 million during the year ended December 31, 1999 and $169,000 during the period from incorporation on December 3, 1997 to December 31, 1998, representing the difference between the exercise price and the deemed fair value of Support.com's common stock on the date such stock options were granted ("intrinsic value method") as prescribed in APB 25. In connection with the grant of stock options to non-employees and the grant of options to restricted stock to board members and non-employees Support.com also recorded deferred compensation of $516,000 during the year ended December 31, 2000, $699,000 during the year ended December 31, 1999 and $107,000 during the period from incorporation on December 3, 1997 to December 31, 1998. The rights to purchase restricted stock granted to the board members were valued using the intrinsic value method. The options to restricted stock and stock options granted to non-employees were valued using the Black Scholes model prescribed in FAS 123 and EITF 96-18. Awards relating to consulting and advisory services have been revalued over the vesting period of the options ("fair value method").

                               SUPPORT.COM, INC.

   Deferred compensation amounts are included as a reduction of stockholders' equity (deficit). Support.com recorded amortization of deferred stock compensation expense in connection with the grant of certain stock options to employees and board of directors of approximately $10.3 million in 2000, $3.6 million in 1999 and $16,000 in 1998. Deferred compensation related to these grants is being amortized by charges to operations on a graded vesting method. At December 31, 2000, Support.com had a total of approximately $6.6 million remaining to be amortized over the corresponding vesting period of each respective option, generally four years.

   Support.com recorded variable accounting expense associated with the amortization of deferred stock compensation related to non-employee stock option grants, the grant of options to restricted stock to non-employees and the acceleration of vesting of certain stock options to non-employees of approximately $501,000 in 2000, $255,000 in 1999, and $26,000 in 1998. At
December 31, 2000, Support.com had approximately $638,000 of deferred compensation related to these grants remaining to be amortized.

 Pro Forma Disclosure of the Effect of Stock-Based Compensation

   Support.com has elected to follow APB Opinion No. 25 and related interpretations in accounting for its employee and director stock-based awards, because, as discussed below, the alternative fair value accounting provided under FAS 123 requires use of option valuation models that were not developed for use in valuing employee stock-based awards. Under APB Opinion No. 25, Support.com does not recognize compensation expense with respect to such awards if the exercise price equals or exceeds the fair value of the underlying security on the date of grant and other terms are fixed.

   Prior to December 31, 1999, the fair value for these awards was estimated at the date of grant using the minimum value method. Subsequent to this date, Support.com estimated fair value based on the Black-Scholes valuation model. The following weighted average assumptions were used:

                                                                December 31,
                                                               ----------------
                                                               2000  1999  1998
                                                               ----  ----  ----
   Risk-free interest rate....................................  6.0% 6.5%  6.5%
   Expected life (years)......................................  4.0  4.5   4.5
   Volatility................................................. 75.0%  --    --
   Dividend Yield.............................................  0.0% 0.0%  0.0%

   For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the vesting period of the options using a graded vesting method. The effects of applying FAS 123 for pro forma disclosures are not likely to be representative of the effects on reported net loss for future years.

   Support.com's pro forma information follows (in thousands, except per share amounts):

                                                                Period From
                                                              Incorporation on
                                     Year Ended   Year Ended  December 3, 1997
                                    December 31, December 31, to December 31,
                                        2000         1999           1998
                                    ------------ ------------ ----------------
   Net loss attributable to common
    stockholders:
     As reported...................   $(37,753)    $(14,586)      $(2,964)
     Pro forma.....................    (40,268)     (14,688)       (2,969)
   Basic and diluted net loss per
    share attributable to common
    stockholders:
     As reported...................   $  (2.09)    $  (2.20)      $ (0.57)
     Pro forma.....................      (2.22)       (2.21)        (0.57)

                               SUPPORT.COM, INC.

   The weighted-average fair value of options granted during 2000 was $5.48 and 1999 was $0.12.

6. Income Taxes

   The difference between the amount of income tax benefit recorded and the amount of income tax benefit calculated using the U.S. federal statutory rate of 35% is primarily due to net operating losses not being benefited. Accordingly there is no provision for income taxes for the years ended December 31, 2000 and December 31, 1999.

   Significant components of Support.com's deferred tax assets are as follows (in thousands):

                                                                December 31,
                                                              -----------------
                                                                2000     1999
                                                              --------  -------
   Deferred tax assets:
   Net operating loss carryforwards.......................... $  8,484  $ 4,072
   Deferred compensation.....................................    4,314    1,422
   Research credit carryforwards.............................      794      120
   Deferred Revenue..........................................    4,843      --
   Accruals and reserves not currently deductible............    1,721      858
                                                              --------  -------
   Total deferred tax assets.................................   20,156    6,472
   Valuation allowance.......................................  (20,156)  (6,472)
                                                              --------  -------
   Net deferred tax assets................................... $    --   $   --
                                                              ========  =======

   The Financial Accounting Standards Board's Statement of Financial Accounting Standards No. 109 "Accounting for Income Taxes," provides for the recognition of deferred tax assets if realization of such assets is more likely than not. Based upon the weight of available evidence, which includes Support.com's historical operating performance and the reported cumulative net losses in all periods, the Company provided a full valuation allowance against its net deferred tax assets.

   The valuation allowance increased by approximately $13.7 million and $5.3 million for the years ended December 31, 2000 and December 31, 1999, respectively.

   Approximately $325,000 of the valuation allowance results from tax deductions under the stock option plans and will be credited to Common Stock when recognized.

   As of December 31, 2000, the Company had federal and state net operating loss carryforwards of approximately $22.4 million and $14.5 million, respectively. The Company also had federal and state research and development tax credit carryforwards of approximately $520,000 and $420,000, respectively. The net operating loss and tax credit carryforwards will expire at various dates beginning in 2005 through 2020, if not utilized.

   Utilization of the net operating loss and tax credit carryforwards may be subject to a substantial annual limitation due to the "change in ownership" provision of the Internal Revenue Code and similar state provisions. The annual limitation may result in the expiration of net operating loss and tax credit carryforwards before utilization.

                               SUPPORT.COM, INC.

Quarterly Financial Information (Unaudited)

   The summarized quarterly financial information for 2000 and 1999 is as follows:

                                           Fiscal Year 2000 Quarter Ended
                                         -------------------------------------
                                                                        Dec.
                                         Mar. 31,  June 30,   Sept.      31,
                                           2000      2000    30, 2000   2000
                                         --------  --------  --------  -------
                                          (in thousands, except per share
                                                       data)
   Statement of Operations Data:
   Net revenue.........................  $ 1,872   $ 3,574   $  5,353  $ 7,867
   Gross profit........................      954     2,277      2,414    5,706
   Loss from operations................   (9,273)   (9,660)   (10,312)  (9,341)
   Net loss............................   (9,213)   (9,657)    (9,557)  (8,441)
   Basic and diluted net loss per share
    attributable
    to common stockholders.............  $ (1.14)  $ (1.23)  $  (0.38) $ (0.28)

                                              Fiscal Year 1999 Quarter Ended
                                           ------------------------------------
                                           Mar. 31, June 30, Sept. 30, Dec. 31,
                                             1999     1999     1999      1999
                                           -------- -------- --------- --------
                                             (in thousands, except per share
                                                          data)
   Statement of Operations Data:
   Net revenue...........................   $  334   $  493   $  782    $1,602
   Gross profit..........................      260      365      540     1,077
   Loss from operations..................   (1,209)  (2,025)  (4,353)   (6,097)
   Net loss..............................   (1,207)  (2,047)  (4,265)   (5,995)
   Basic and diluted net loss per share
    attributable to common stockholders..   $(0.20)  $(0.34)  $(0.70)   $(0.95)

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

   None.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

   The information required by Item 10 of Form 10-K with respect to identification of directors is incorporated herein by reference from the information contained in the section entitled "Election of Directors" in the Company's definitive Proxy Statement for the 2001 Annual Meeting of Stockholders (the "Proxy Statement"), a copy of which will be filed with the Securities and Exchange Commission within 120 days after December 31, 2000. For information with respect to the executive officers of the Company, see "Executive Officers" at the end of Part I of this report.

ITEM 11. EXECUTIVE COMPENSATION

   The information required by Item 11 of Form 10-K is incorporated herein by reference from the information contained in the section entitled "Executive Compensation and Related Information" in the Proxy Statement, a copy of which will be filed with the Securities and Exchange Commission within 120 days after December 31, 2000.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

   The information required by Item 12 of Form 10-K is incorporated herein by reference from the information contained in the section entitled "Stock Ownership of Certain Beneficial Owners and Management" in the Proxy Statement, a copy of which will be filed with the Securities and Exchange Commission within 120 days after December 31, 2000.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

   The information required by Item 13 of Form 10-K is incorporated herein by reference from the information contained in the section entitled "Certain Relationships and Related Transactions" in the Proxy Statement, a copy of which will be filed with the Securities and Exchange Commission within 120 days after December 31, 2000.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENTS SCHEDULE AND REPORTS ON FORM 8-K

   (a) The following documents are filed as part of this Report:

     (1) Financial Statements--See Index to the Consolidated Financials Statements and Supplementary Data in Item 8 of this Report.

     (2) Financial Statement Schedules--No schedules have been filed because the information required to be set forth therein is not applicable or is shown in the financial statements or related notes included as part of this Report.

     (3) See Exhibit Index at page 55 of this Report, which index of exhibits is incorporated herein by reference.

   (b) Reports on Form 8-K

   None.

   (c) Exhibits--See Exhibit Index to this Report.

   (d) See the Consolidated Financial Statements and Supplementary Data beginning on page 33 of this Report.

                                   SIGNATURES

   Pursuant to the requirements of the Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on this 29th day of March, 2001.

                                          SUPPORT.COM, INC.

                                                    /s/ Radha R. Basu
                                          By: _________________________________
                                                       Radha R. Basu
                                               President and Chief Executive
                                                          Officer

                               POWER OF ATTORNEY

   KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Radha Basu and Brian Beattie, and each of them individually, as his or her attorney-in-fact, each with full power of substitution, for him or her in any and all capacities, to sign any and all amendments to this Report on Form 10-K, and to file the same, with exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, hereby ratifying and confirming all that said attorney-in-fact, or his or her substitute, may do or cause to be done by virtue hereof.

   Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant in the capacities indicated:

             Signature                           Title                  Date
             ---------                           -----                  ----

         /s/ Radha R. Basu           President, Chief Executive    March 29, 2001
____________________________________  Officer and Chairman
           Radha R. Basu              (Principal Executive
                                      Officer)

        /s/ Brian M. Beattie         Chief Financial Officer       March 29, 2001
____________________________________  (Principal Financial and
          Brian M. Beattie            Accounting Officer)


          /s/ Manuel Diaz            Director                      March 28, 2001
____________________________________
            Manuel Diaz

       /s/ Claude M. Leglise         Director                      March 29, 2001
____________________________________
         Claude M. Leglise

    /s/ Christopher W. Lochhead      Director                      March 29, 2001
____________________________________
      Christopher W. Lochhead


          /s/ Bruce Golden           Director                      March 29, 2001
____________________________________
            Bruce Golden


             Signature                           Title                  Date
             ---------                           -----                  ----

         /s/ Roger J. Sippl          Director                      March 29, 2001
____________________________________
           Roger J. Sippl

       /s/ Edward S. Russell         Director                      March 29, 2001
____________________________________
         Edward S. Russell

                                 EXHIBIT INDEX

 Exhibit                          Description of Document
 -------                          -----------------------
  3.1(1)   Amended and Restated Certificate of Incorporation.

  3.1(1)   Amended and Restated Certificate of Incorporation.

  3.2(1)   Amended and Restated Bylaws.

  4.1(4)   Form of Common Stock Certificate.

  4.2(1) Registration Rights Agreement, dated June 22, 1998, by and among the registrant and the parties who are signatories thereto.

  4.3(5)   Amended and Restated Registration Rights Agreement, dated March 14,
           2000, by and among the registrant and the parties who are signatories thereto.

 10.1(2)*  Registrant's Amended and Restated 1998 Stock Option Plan.

 10.2(7)*  Registrant's 2000 Omnibus Equity Incentive Plan.

 10.3(6)*  Registrant's 2000 Employee Stock Purchase Plan.

 10.4(1)*  Form of Directors and Officers' Indemnification Agreement.

 10.5(4)* Employment Agreement, dated June 24, 1998, by and between the registrant and Anthony C. Rodoni.

 10.6(4)* Employment Agreement, dated July 15, 1999, by and between the registrant and Radha R. Basu.

 10.7(1)* Employment Agreement, dated August 16, 1999, by and between the registrant and Scott Dale.

 10.8(1)* Employment Agreement, dated August 16, 1999, by and between the registrant and Cadir Lee.

 10.9(4)* Employment Agreement, dated September 27, 1999, by and between the registrant and Brian M. Beattie.

 10.10(4)* Employment Agreement, dated January 18, 2000, by and between the registrant and Lucille Hoger.

 10.11(4) Sublease Agreement, dated August 6, 1999, by and between the registrant and Excite, Inc.

 10.12(6)+ Enterprise License Agreement dated February 17, 2000 by and between the registrant and General Electric Company.

 10.13(3)  Form of Proprietary Information and Inventions Agreement.

 10.14(6)  Sale and License Agreement, dated March 20, 2000.

 10.15(6)+ Amendment One to Sale and License Agreement, dated June 14, 2000.

 23.1      Consent of Ernst & Young LLP.

--------
(1) Incorporated by reference from Exhibits 3.1, 3.2, 4.2, 10.4, 10.8 and 10.9, respectively, of Registrant's Registration Statement on Form S-1 (File No. 333- 30674) filed with the Securities and Exchange Commission on February 18, 2000.

(2) Incorporated by reference from Exhibit 10.1 of Amendment No. 1 to Registrant's Registration Statement on Form S-1 (File No. 333- 30674) filed with the Securities and Exchange Commission on March 9, 2000.

(3) Incorporated by reference from Exhibit 10.18 of Amendment No. 2 to Registrant's Registration Statement on Form S-1 (File No. 333- 30674) filed with the Securities and Exchange Commission on March 31, 2000.

(4) Incorporated by reference from Exhibits 4.1, 10.5, 10.7, 10.10, 10.12 and 10.14, respectively, of Amendment No. 3 to Registrant's Registration Statement on Form S-1 (File No. 333- 30674) filed with the Securities and Exchange Commission on April 26, 2000.

(5) Incorporated by reference from Exhibit 4.3 of Amendment No. 5 to Registrant's Registration Statement on Form S-1 (File No. 333- 30674) filed with the Securities and Exchange Commission on June 27, 2000.

(6) Incorporated by reference from Exhibits 10.3, 10.22 and 10.23, respectively, of Amendment No. 7 to Registrant's Registration Statement on Form S-1 (File No. 333- 30674) filed with the Securities and Exchange Commission on July 11, 2000.

(7) Incorporated by reference from Exhibit 10.2 of Amendment No. 8 to Registrant's Registration Statement on Form S-1 (File No. 333- 30674) filed with the Securities and Exchange Commission on July 13, 2000.

*   Denotes an executive or director compensation plan or arrangement.

+ Confidential Treatment Requested. Confidential portions of the exhibit have been omitted and filed separately with the Commission.