Form 10-Q
period 2001-03-31
SUPPORT COM INC
filed 2001-05-15
CIK 1104855

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549


                                   FORM 10-Q

(Mark One)
 [X] QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT
     OF 1934

                 For the Quarterly Period Ended March 31, 2001

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


Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days. Yes  X   No _____.
                                              ---


On May 15, 2001, 33,369,972 shares of the Registrant's Common Stock, $0.0001 par value, were outstanding.

                               SUPPORT.COM, INC.
                                   FORM 10-Q

                     QUARTERLY PERIOD ENDED MARCH 31, 2001


                                     INDEX

                                                                                                           Page
                                                                                                           ----
Part I:   Financial Information

    Item 1: Financial Statements (Unaudited)

            Condensed Consolidated Balance Sheets at March 31, 2001 and December 31, 2000                    3

            Condensed Consolidated Statements of Operations for the Three Months                             4
            ended March 31, 2001 and 2000

            Condensed Consolidated Statements of Cash Flows for the Three Months                             5
            ended March 31, 2001 and 2000

            Notes to Condensed Consolidated Financial Statements                                             6

   Item 2:  Management's Discussion and Analysis of Financial Condition and                                  9
            Results of Operations

   Item 3:  Quantitative and Qualitative Disclosures About Market Risk                                      20

Part II:  Other Information

   Item 2:  Changes in Securities and Use of Proceeds                                                       21

   Item 6:  Exhibits and Reports on Form 8-K                                                                21

Signature                                                                                                   22

Exhibit Index                                                                                               23

                         PART 1. FINANCIAL INFORMATION

ITEM 1:  FINANCIAL STATEMENTS


                               SUPPORT.COM, INC.

                     CONDENSED CONSOLIDATED BALANCE SHEETS
                                (in thousands)

                                                                       March 31,        December 31,
                                                                         2001               2000
                                                                         ----               ----
                                                                      (unaudited)
Assets
Current assets:
 Cash and cash equivalents..........................................   $  23,190          $  11,756
 Short term investments.............................................      21,956             39,757
 Accounts receivable, net...........................................       9,667              7,872
 Other current assets...............................................       3,632              3,255
                                                                       ---------          ---------
  Total current assets..............................................      58,445             62,640
Property and equipment, net.........................................       2,680              2,420
Purchased intangibles, net..........................................       4,068              5,230
Other assets........................................................         320                282
                                                                       ---------          ---------
                                                                       $  65,513          $  70,572
                                                                       =========          =========
Liabilities and Stockholders' Equity
Current liabilities:
 Accounts payable...................................................   $   3,693          $     957
 Accrued compensation...............................................       1,658              2,250
 Other accrued liabilities..........................................       4,164              5,094
 Capital lease obligations, current portion.........................         620                620
 Deferred revenue...................................................      12,187             11,866
                                                                       ---------          ---------
  Total current liabilities.........................................      22,322             20,787
Capital lease obligations, net of current portion...................       1,070              1,221
Other long term liabilities.........................................       1,608              2,164
Deferred revenue - long-term portion................................          --                241

Stockholders' equity:
 Common stock.......................................................           3                  3
 Additional paid-in capital.........................................     109,798            108,558
 Notes receivable from stockholders.................................      (1,951)            (2,051)
 Deferred stock compensation........................................      (6,075)            (7,219)
 Other stockholder's equity.........................................          54                 --
 Accumulated deficit................................................     (61,316)           (53,132)
                                                                       ---------          ---------
  Stockholders' equity..............................................      40,513             46,159
                                                                       ---------          ---------
                                                                       $  65,513          $  70,572
                                                                       =========          =========

                            See accompanying notes.

                               SUPPORT.COM, INC.

                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
              (in thousands, except per share amounts; unaudited)

                                                                          Three Months Ended
                                                                               March 31,
                                                                               ---------
                                                                          2001           2000
                                                                          ----           ----
Revenue:
 License fees.........................................................  $  6,494       $ 1,322
 Services.............................................................     2,110           550
                                                                        --------       -------
  Net revenue.........................................................     8,604         1,872
                                                                        --------       -------

Costs and expenses:
 Cost of license fees.................................................       230            36
 Cost of services.....................................................     1,848           882
 Amortization of purchased intangibles................................       850            --
 Research and development.............................................     3,439         1,647
 Sales and marketing..................................................     7,400         4,114
 General and administrative...........................................     1,505           751
 Amortization of deferred stock compensation (1)......................     1,454         3,715
                                                                        --------       -------
  Total costs and expenses............................................    16,726        11,145
                                                                        --------       -------
Loss from operations..................................................    (8,122)       (9,273)
Interest income (expense) and other, net..............................       (62)           60
                                                                        --------       -------
Net loss..............................................................    (8,184)       (9,213)
Accretion on redeemable convertible preferred stock...................        --          (402)
                                                                        --------       -------
Net loss attributable to common shareholders..........................  $ (8,184)      $(9,615)
                                                                        ========       =======
Basic and diluted net loss per share..................................  $  (0.27)      $ (1.14)
                                                                        ========       =======
Shares used in computing basic and diluted net loss per share.........    30,438         8,442
                                                                        ========       =======

______________________
(1) Amortization of deferred stock compensation relates to the following:


                                                                          Three Months Ended
                                                                               March 31,
                                                                               ---------
                                                                          2001           2000
                                                                          ----           ----
 Cost of services.....................................................  $     64       $   163
 Research and development.............................................       288           728
 Sales and marketing..................................................       525         1,327
 General and administrative...........................................       577         1,497
                                                                        --------       -------
                                                                        $  1,454       $ 3,715
                                                                        --------       -------

                            See accompanying notes.

                               SUPPORT.COM, INC.

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (in thousands)

                                                                                        Three Months Ended
                                                                                            March 31,
                                                                                            ---------
                                                                                         2001        2000
                                                                                         ----        ----
                                                                                            (unaudited)
Operating Activities
  Net loss........................................................................    $ (8,184)    $ (9,213)
  Adjustments to reconcile net loss to net cash used in operating activities:
    Depreciation and amortization.................................................         560          219
    Amortization of deferred stock compensation...................................       1,454        3,715
    Amortization of purchased intangibles..........................................        850           --
    Other..........................................................................        460          147
    Changes in assets and liabilities:
      Accounts receivable, net....................................................      (1,795)         703
      Prepaid and other current assets............................................        (377)        (924)
      Accounts payable............................................................       2,736          107
      Accrued compensation........................................................        (592)          83
      Other accrued liabilities...................................................      (1,177)         447
      Deferred revenue............................................................          80        3,260
                                                                                      --------     --------
        Net cash used in operating activities.....................................      (5,985)      (1,456)
                                                                                      --------     --------

Investing Activities
  Purchases of property and equipment.............................................        (820)        (178)
  Other assets....................................................................         (35)          (5)
  Purchases of short-term investments.............................................     (17,309)      (5,915)
  Sales and maturities of short-term investments..................................      34,464        8,431
                                                                                      --------     --------
        Net cash provided by (used in) investing activities.......................      16,300        2,333
                                                                                      --------     --------

Financing Activities
  Proceeds from issuances of common stock, net of repurchases.....................       1,170        1,190
  Repayment of shareholder notes..................................................         100           --
  Principal payments under capital lease obligations..............................        (151)         (74)
  Repayment of notes payable......................................................          --         (193)
                                                                                      --------     --------
        Net cash provided by financing activities.................................       1,119          923
                                                                                      --------     --------
Net increase in cash and cash equivalents.........................................      11,434        1,800
Cash and cash equivalents at beginning of period..................................      11,756        4,023
                                                                                      --------     --------
Cash and cash equivalents at end of period........................................    $ 23,190     $  5,823
                                                                                      ========     ========

                            See accompanying notes.

                               SUPPORT.COM, INC.

             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (unaudited)

(1) Significant Accounting Policies:

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements include the accounts of Support.com and its wholly owned subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation. The balance sheet at March 31, 2001 and the statements of operations for the three months ended March 31, 2001 and 2000 and cash flows for the three months ended March 31, 2001 and 2000 are unaudited. In the opinion of management, these financial statements reflect all adjustments (consisting of normal reoccurring adjustments) that are necessary for a fair presentation of the results for and as of the periods shown. The results of operations for such periods are not necessarily indicative of the results expected for the full fiscal year or for any future period. The condensed consolidated financial statement information as of December 31, 2000 is derived from audited financial statements as of that date. These financial statements should be read with the consolidated financial statements and related notes included in the Company's Annual Report on Form 10-K, filed with the Securities and Exchange Commission on March 30, 2001. Certain prior period balances have been reclassified to conform to current period presentation.

Financial Instruments

Estimated fair values of financial instruments are based on quoted market prices. The following is a summary of available-for-sale securities (in thousands) at March 31, 2001:

                                                                       Gross          Gross
                                                        Amortized    Unrealized     Unrealized      Fair
                                                          Cost         Gains          Losses        Value
   Cash............................................   $     2,502     $      --    $        --   $     2,502
   Money market funds..............................        18,593            --             --        18,593
   Commercial paper................................         2,100            --             --         2,100
   Auction backed securities.......................           900            18             --           918
   Corporate bonds.................................         6,016            36             --         6,052
   Federal agencies................................        13,917            --             --        13,917
   Municipal bonds.................................         1,064            --             --         1,064
                                                      -----------     ---------    -----------  ------------
                                                      $    45,092     $      54    $        --  $     45,146
                                                      ===========     =========    ===========  ============
Classified as:
   Cash and cash equivalents.......................   $    23,190            --             --  $     23,190
   Short-term investments..........................        21,902            54             --        21,956
                                                      -----------     ---------    -----------  ------------
                                                      $    45,092     $      54    $        --  $     45,146
                                                      ===========     =========    ===========  ============

At March 31, 2001, Support.com held commercial paper of a utility company. During the quarter, the utility company had defaulted on the repayment of par value and filed for protection under Chapter 11 of the Bankruptcy Act. As a result, Support.com recognized an other than temporary impairment loss of $700,000 to reflect this investment at its stated fair value at March 31, 2001, which is recorded in interest income (expense) and other, net. During the second quarter of 2001, Support.com sold the investment at par value and will record a $700,000 realized gain on the investment during the quarter ended June 30, 2001.

Revenue Recognition

License revenue is comprised of fees for term and perpetual licenses of Support.com's software by corporate customers and resellers. Term licenses are sold with maintenance for which Support.com does not have vendor specific objective evidence (VSOE) to determine fair value as maintenance is not priced or offered separately in term licensing arrangements. Support.com therefore recognizes maintenance revenue and the term license fees over the service period of the arrangement. License revenue also includes maintenance for term licenses. If any portion of the fee for a term license with maintenance is payable in excess of 12 months from the date of the agreement, as is the case with the majority of our term license arrangements, the fee is considered to not be fixed or determinable and revenue is recognized ratably over the service period of the agreement commencing in the month in which the first payment is due. Revenue from perpetual license fees is recognized when persuasive evidence of an arrangement exists, the software product has been delivered, there are no uncertainties surrounding product acceptance, the fee is fixed or determinable and collectibility is probable. License revenue from arrangements with resellers is recognized upon delivery limited by guaranteed minimum amounts due under the arrangement or sell through activity.

Services revenue is primarily comprised of revenue from professional services, such as consulting services and training and also includes maintenance under perpetual license arrangements. Consulting services include a range of services including installation, implementation and building of interfaces for the customer's specific application.

Net Loss Per Common Share

Basic and diluted net loss per share are presented in accordance with Statement of Financial Accounting Standards No. 128, "Earnings per Share" ("FAS 128"), for all periods presented.

Basic and diluted net loss per share has been computed using the weighted-average number of shares of common stock outstanding during the period, less shares subject to repurchase.

Had Support.com been in a net income position, diluted earnings per share would have included the shares used in the computation of basic net loss per share as well as the impact of common shares outstanding subject to repurchase and outstanding options and warrants to purchase an additional 7,801,572 and 8,041,879 shares, prior to the application of the treasury stock method, for the three months ended March 31, 2001 and 2000. Such shares have been excluded because they are antidilutive for all periods presented.

The following table sets forth the computation of basic and diluted net loss per share (in thousands, except per share data):

                                                                              Three months ended
                                                                                   March 31,
                                                                                   ---------
                                                                                2001        2000
                                                                                ----        ----
Net loss attributable to common shareholders.....................            $ (8,184)    $ (9,615)
                                                                             ========     ========
Basic and diluted:
   Weighted-average shares of common stock outstanding...........              33,254       13,066
   Less: Weighted-average shares subject to repurchase...........              (2,816)      (4,624)
                                                                             --------     --------
   Shares used in computing basic and diluted net loss per
     share.......................................................              30,438        8,442
                                                                             ========     ========
Basic and diluted net loss per share attributable to common
     stockholders................................................            $  (0.27)    $  (1.14)
                                                                             ========     ========

(2) Stockholders' Equity

On July 19, 2000, Support.com completed an initial public offering of its common stock. All 4.9 million shares covered by Support.com's Registration Statement on Form S-1, including shares subject to an over-allotment option that was exercised, were sold by Support.com at a price of $14.00 per share. Net proceeds to the Company from the issuance of common stock in the initial public offering were approximately $61.8 million.

(3)  Purchased Intangibles

On September 20, 2000, Support.com purchased source code and other related intellectual property rights from ePeople, Inc. (formerly known as NoWonder, Inc.) for $6,800,000. An additional amount of $2,500,000 may be payable to ePeople based upon revenue recognized by Support.com related to the technology. The purchase price was recorded as purchased intangibles and included as an other asset in the Company's consolidated balance sheet. The Company paid $3.4 million during the year ended December 31, 2000, and will pay an additional $3.4 million in equal quarterly installments over the succeeding eleven quarters. The purchased technology is being amortized on a straight-line basis over two years. Total amortization related to the purchased intangibles for the period ended March 31, 2001 was $850,000.

(4)  Recently Issued Accounting Standards

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

(5)  Comprehensive Loss

Other comprehensive income (loss) includes certain changes in equity that are excluded from net loss. For the three months ended March 31, 2001 and 2000, Support.com has no material components of other comprehensive loss and, as a result, the comprehensive loss is the same as the net loss for all periods presented.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS
               OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This report on Form 10-Q contains forward-looking statements. These statements relate to our, and in some cases our customers; or alliance partners', future plans, objectives, expectations, intentions and financial performance, as well as statements as to expected net losses, expected cash flows, the adequacy of capital resources, growth in operations, the ability to compete and respond to technological change and the acceptance and performance of our products and services. In some cases, you can identify forward-looking statements because they use terms such as anticipates, believes, continue, could, estimates, expects, intends, may, plans, potential, predicts, should or will or the negative of those terms or other comparable words. These statements involve risks and uncertainties that may cause our actual results, activities or achievements to be materially different from those expressed or implied by these statements. These risks and uncertainties include those listed under Factors that May Affect Future Results and Management's Discussion and Analysis of Financial Condition and Results of Operations.

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

Overview

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

RESULTS OF OPERATIONS

The following table sets forth the results of operations for the three months ended March 31, 2001 and 2000 expressed as a percentage of total revenue.

                                                       Three Months Ended
                                                            March 31,
                                                            ---------
                                                        2001         2000
                                                        ----         ----
Revenue:
     License fees..................................       75%          71%
     Services......................................       25           29
                                                        ----         ----
          Net revenue..............................      100          100
                                                        ----         ----

Costs and expenses:
     Cost of license fees..........................        3            2
     Cost of services..............................       21           47
     Amortization of purchased intangibles..........      10           --
     Research and development......................       40           88

     Sales and marketing...........................       86          220
     General and administrative....................       17           40
     Amortization of deferred stock compensation...       17          198
                                                        ----         ----
          Total costs and expenses.................      194          595
Loss from operations...............................      (94)        (495)
Interest income (expense) and other, net...........       (1)           3
                                                        ----         ----
Loss before income taxes...........................      (95)        (492)
Provision for income taxes.........................       --           --
                                                        ----         ----
Net loss...........................................      (95)%       (492)%
                                                        ====         ====

Three Months Ended March 31, 2001 and 2000

Revenue

Total revenue increased 360% to $8.6 million in the three months ended March 31, 2001 from $1.9 million in the three months ended March 31, 2000.

International revenue represented 20% of total revenue for the three months ended March 31, 2001 compared with 9% for the three months ended March 31, 2000.

One customer accounted for 12% of our total revenue for the three months ended March 31, 2001. No other single customer accounted for 10% or more of our total revenue in this period.

  License revenue

License revenue increased to $6.5 million in the three months ended March 31, 2001 from $1.3 million in the three months ended March 31, 2000. The increase in license revenue was due primarily to greater demand for and market acceptance of our software products, the continued success of our indirect sales channels, expansion of our product line and increased sales generated by our expanded sales force.

  Services revenue

Service revenue increased to $2.1 million in the three months ended March 31, 2001 from $550,000 in the three months ended March 31, 2000. This increase was due primarily to increased implementation and consulting services performed with increased license sales.

Cost of Revenue

  Cost of license revenue

Cost of license revenue consists primarily of costs related to license fees paid to third parties under technology license arrangements, commissions paid to third parties and costs to distribute our software products and related documentation. Cost of license revenue increased to $230,000 in the three months ended March 31, 2001 from $36,000 in the three months ended March 31, 2000. The increase was primarily due to an increase in license fees and royalty payments to third parties for technology within our products.

  Cost of services revenue

Cost of services consists primarily of salaries and other expenses from our professional services, customer support and training organizations, related overhead expenses and payments made to third parties for consulting services. Cost of services revenue increased to $1.8 million in the three months ended March 31, 2001 from $882,000 in the three months ended March 31, 2000. This increase was primarily because of the growth in the number of employees in our professional services, customer support and training organizations and to a lesser extent travel and consulting costs.

Amortization of Purchased Intangibles

Amortization of purchased intangibles was $850,000 for the three months ended March 31, 2001 compared to zero for three months ended March 31, 2000. This increase was attributable to the amortization of purchased technology from the acquisition of source code and related intellectual property rights from ePeople, Inc in September 2000. We expect to amortize approximately $850,000 per quarter for the next six quarters related to this technology acquisition.

Research and Development Expense

Research and development expense consists primarily of payroll and consulting expenses and related costs for research and development personnel. Research and development expense increased to $3.4 million in the three months ended March 31, 2001 from $1.6 million in the three months ended March 31, 2000. The increase was due primarily to an increase in the number of research and development personnel and an increase in consulting costs. This increase is necessary to support both expanded functionality of our eSupport software and increases in our quality assurance and product publications operations.

Sales and Marketing Expense

Sales and marketing expense consists primarily of payroll expense, including salaries and commissions and promotional expenses, including public relations, advertising and trade shows. Sales and marketing expense increased to $7.4 million in the three months ended March 31, 2001 from $4.1 million in the three months ended March 31, 2000. The increase was due to a number of factors including an increase in the number of sales and marketing personnel, the opening of new sales offices in the United States, the establishment of foreign offices in Europe and in Asia and commission expense associated with higher revenue. We expect sales and marketing expense to increase in absolute dollars as we hire additional sales and marketing personnel, continue to expand the reach of our sales force in domestic and international locations and execute broader marketing programs.

General and Administrative Expense

General and administrative expense consists primarily of payroll expense and related costs of our finance, legal, human resources, information systems and executive departments and professional fees for legal, accounting and other services. General and administrative expense increased to $1.5 million in the three months ended March 31, 2001 from $751,000 in the three months ended March 31, 2000. This increase was due primarily to an increase in the number of general and administrative personnel and an increase in legal, accounting and other consulting costs incurred in connection with supporting increased business activities and our operations as a public company. We expect general and administrative expense to increase as we continue to hire additional general and administrative personnel to support our operations as a public company and incur professional fees associated with defending and protecting our intellectual property.

Amortization of Deferred Stock Compensation

We amortized deferred compensation expense of approximately $1.5 million during the three months ended March 31, 2001 as compared to $3.7 million during the same period in 2000. This compensation expense relates to options awarded to individuals in all operating expense categories. Total remaining deferred compensation at March 31, 2001 of approximately $6.1 million is being amortized over the vesting periods of the options using a graded vesting method. The amortization of deferred compensation currently recorded is estimated to be $4.3 million for the entirety of fiscal year 2001 and $1.8 million in fiscal year 2002.

Interest Income (Expense) and Other, Net

Interest expense and other, net was $62,000 for the three months ended March 31, 2001, as compared to interest income, net of $60,000 in the same period in 2000. The decrease was primarily attributable to a write-down of

$700,000 associated with our investment in commercial paper of a utility company offset by interest income earned on our cash, cash equivalents and short-term investments.

LIQUIDITY AND CAPITAL RESOURCES

From our incorporation in December 1997 through July 2000, we financed our operations primarily through the private placement of our preferred stock, and to a lesser extent through revenue, bank borrowings and capital equipment lease financing. In July 2000, we completed our initial public offering from which we received net proceeds of approximately $61.8 million.

Operating Activities

We used $6.0 million in cash in operations in the three months ended March 31, 2001, an increase of $4.5 million over the $1.5 million used in the three months ended March 31, 2000. Amortization of deferred stock compensation and amortization of purchased intangibles, which is included in the net loss, but does not require the use of cash, amounted to $2.3 million for the three months ended March 31, 2001 compared to $3.7 million for the three months ended March 31, 2000. Net cash used in operations in the three month period was primarily the result of net losses and a $1.8 million increase in accounts receivable, offset by a $2.7 million increase in accounts payable, and a combined increase in accrued compensation and other accrued liabilities of $1.8 million.

Investing Activities

Net cash provided by investing activities was $16.3 million in the three months ended March 31, 2001, an increase of $14.0 million over the $2.3 million used in the comparable period ended March 31, 2000. Net cash provided by investing activities for the three months ended March 31, 2001, was primarily due to the purchase of $17.3 million in short-term investments offset by $34.5 million in the sale and maturity of short-term investments.

Financing Activities

Net cash provided by financing activities was $1.1 million for the three months ended March 31, 2001 and $923,000 for the three months ended March 31, 2000. For the period ended March 31, 2001, cash provided by financing activities was attributable primarily to net proceeds from the purchase of common stock under the Employee Stock Purchase Plan.

Commitments

As of March 31, 2001, our principal commitments consisted of obligations outstanding under capital and operating leases. Although we have no material commitments for capital expenditures, we anticipate a slight increase in our capital expenditures consistent with our anticipated growth in operations, infrastructure and personnel. As of December 31, 2000, future lease commitments for our office facility were $1.1 million in 2001 and $21,000 in 2002. We expect to require additional space to meet our needs in the next 12 months. Additionally, we are required to pay ePeople approximately $309,000 per quarter for the next 10 quarters pursuant to a technology acquisition made during 2000.

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

We incurred net losses of approximately $61.3 million for the period from December 3, 1997 through March 31, 2001. We expect to continue to incur net losses in the future. If we do not become profitable within the timeframe we predicted or expected by securities analysts or investors, the market price of our stock will likely decline. If we continue to incur net losses, we may not be able to increase our number of employees or our investment in capital equipment, sales, marketing and research and development programs. We do not know when or if we will become profitable. If we do achieve profitability, we may not sustain or increase profitability in the future and may not be able to continue to operate.

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

For the period ended March 31, 2001, one customer accounted for 12% of our total revenue. No other single customer accounted for 10% or more of our total revenue for the period ended March 31, 2001. Because we have a small number of customers and a few customers are likely to continue to account for a significant portion of our revenue, our revenue could decline because of the loss or delay of a single customer order or the failure of an existing customer to renew its term license. We may not obtain additional customers. The failure to obtain additional customers, the loss or delay of customer orders and the failure of existing customers to renew licenses will harm our operating results.

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

We must attract and retain qualified personnel, which is particularly difficult for us because we are headquartered in the San Francisco Bay Area, where competition for personnel can be extremely intense.

If we fail to retain and recruit the necessary personnel, our ability to develop new products and services and to provide acceptable levels of customer service could suffer. We may seek to increase our number of employees over the next 12 months. Competition for these personnel can be intense, especially in the San Francisco Bay Area. We have had difficulty hiring qualified personnel as quickly as we have desired. Specifically, we may be unable to hire a sufficient number of qualified support, training and engineering professionals. If we hire employees from our competitors, these competitors may claim that we have engaged in unfair hiring practices. We could incur substantial costs in defending ourselves against any of these claims, regardless of their merits.

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

Our rapid expansion in our personnel, facilities, systems and infrastructure has placed, and we expect that it will continue to place, a significant strain on our management controls, network infrastructure and financial resources. Our failure to manage growth could harm our ability to provide adequate levels of customer service, delay execution of our business plan or disrupt our operations. We may continue to expand, including expansion outside the San Francisco Bay Area. We will need to obtain additional office space before the end of 2001, and if we fail to obtain sufficient space, our business operations will be disrupted.

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

California is in the midst of an energy crisis that could disrupt our operations and increase our expenses. We rely on the major Northern California public utility, Pacific Gas & Electric Company, or PG&E, to supply electric power to our headquarters in Northern California. Due to problems associated with the de-regulation of the power industry in California and shortages in wholesale electricity supplies, customers of PG&E have been faced with increased electricity prices, power shortages and, in some cases, rolling blackouts. If blackouts interrupt our power supply, we may be temporarily unable to continue to operate our central computer, hardware and support systems. Any such interruption in our ability to continue our operations could delay our ability to develop or provide our products and support services, which could damage our reputation and result in lost revenue, either of which could substantially harm our business and results of operations.

ITEM 3: QUALITATIVE AND QUANTITATIVE DISCLOSURES ABOUT MARKET RISK

Qualitative and Quantitative Disclosures about Market Risk

We develop products in the United States and market and sell in North America, South American, Asia and Europe. As a result, our financial results could be affected by factors such as changes in foreign currency exchange rates or weak economic conditions in foreign markets. As all sales are currently made in U.S. dollars, a strengthening of the dollar could make our products less competitive in foreign markets. Our interest income is sensitive to changes in the general level of U.S. interest rates, particularly since the majority of our investments are in short-term instruments. Because of the nature of our short-term investments other than the write down of $700,000 related to our short-term debt investment in a public utility, we have concluded that there is no material market risk exposure.

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

At March 31, 2001, our cash and cash equivalents consisted primarily of money market funds held by large institutions in the U.S. and our short-term investments were invested in corporate and government debt securities maturing or resetting in less than eighteen months.

PART II: OTHER INFORMATION

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS.

(c)      Sales of Unregistered Securities

During the three months ended March 31, 2001, we issued and sold the following unregistered securities:

         1. We issued 95,791 shares of common stock pursuant to the exercise of stock options at exercise prices ranging from $0.10 to $7.00 per share.

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

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

                (a)  Exhibits

                See Exhibit Index attached hereto, which is incorporated herein by reference

                (b)  Reports on Form 8-K:

                During the quarter ended March 31, 2001, the Registrant filed the following reports on Form 8-K:

      ----------------------------------------------------------------------------------------------------
      Date Filed                Date of Report          Item Number              Financial Statements
                                                                                 Required
      ----------------------------------------------------------------------------------------------------
      January 17, 2001          January 17, 2001        5. Other events          None
      ----------------------------------------------------------------------------------------------------

                                   SIGNATURE

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

May 15, 2001

                                       By   /s/ Brian Beattie
                                          ------------------------------------
                                               Brian Beattie
                            Senior Vice President of Finance and Administration
                                        and Chief Financial Officer
                      (Principal Financial Officer and Chief Accounting Officer)

                      EXHIBIT INDEX TO SUPPORT.COM, INC.
                         QUARTERLY REPORT ON FORM 10-Q
                     FOR THE QUARTER ENDED MARCH 31, 2001


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