Form 10-Q
period 2001-06-30
SUPPORT COM INC
filed 2001-08-14
CIK 1104855

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549


                                   FORM 10-Q

(Mark One)
 [X] QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the Quarterly Period Ended June 30, 2001

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


Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days. Yes   X   No ______.
                                              -----

On August 14, 2001, 33,434,439 shares of the Registrant's Common Stock, $0.0001 par value, were outstanding.

                               SUPPORT.COM, INC.
                                   FORM 10-Q

                     QUARTERLY PERIOD ENDED JUNE 30, 2001


                                     INDEX

                                                                                          Page
                                                                                          ----
Part I:   Financial Information

     Item 1: Financial Statements (Unaudited)

             Condensed Consolidated Balance Sheets at June 30, 2001 and December
             31, 2000                                                                       3

             Condensed Consolidated Statements of Operations for the three and six
             months ended June 30, 2001 and 2000                                            4

             Condensed Consolidated Statements of Cash Flows for the six months
             ended June 30, 2001 and 2000                                                   5

             Notes to Condensed Consolidated Financial Statements                           6

     Item 2: Management's Discussion and Analysis of Financial Condition and
             Results of Operations                                                          9

     Item 3: Quantitative and Qualitative Disclosures About Market Risk                    20

Part II:  Other Information

     Item 4: Submission of Matters to a Vote of Security Holders                           21

     Item 6: Exhibits and Reports on Form 8-K                                              21

Signature                                                                                  22

Exhibit Index                                                                              23

                         PART 1. FINANCIAL INFORMATION

ITEM 1: FINANCIAL STATEMENTS

                               SUPPORT.COM, INC.

                     CONDENSED CONSOLIDATED BALANCE SHEETS
                                (in thousands)

                                                        June 30,      December 31,
                                                          2001           2000
                                                          ----           ----
                                                       (unaudited)
Assets
Current assets:
  Cash and cash equivalents...........................  $ 20,896        $ 11,756
  Short term investments..............................    14,927          39,757
  Accounts receivable, net............................    10,093           7,872
  Other current assets................................     3,601           3,255
                                                        --------        --------
    Total current assets..............................    49,517          62,640
Property and equipment, net...........................     2,660           2,420
Purchased intangibles, net............................     3,189           5,230
Other assets..........................................       138             282
                                                        --------        --------
                                                        $ 55,504        $ 70,572
                                                        ========        ========
Liabilities and Stockholders' Equity
Current liabilities:
  Accounts payable....................................  $  2,673        $    957
  Accrued compensation................................     2,342           2,250
  Other accrued liabilities...........................     2,878           5,094
  Capital lease obligations, current portion..........       638             620
  Deferred revenue....................................     9,611          11,866
                                                        --------        --------
    Total current liabilities.........................    18,142          20,787
Capital lease obligations, net of current portion.....       973           1,221
Other long term liabilities...........................     1,545           2,164
Deferred revenue - long-term portion..................     1,023             241

Stockholders' equity:
  Common stock........................................         3               3
  Additional paid-in capital..........................   109,671         108,558
  Notes receivable from stockholders..................    (1,523)         (2,051)
  Deferred stock compensation.........................    (4,412)         (7,219)
  Other...............................................       (52)             --
  Accumulated deficit.................................   (69,866)        (53,132)
                                                        --------        --------
    Stockholders' equity..............................    33,821          46,159
                                                        --------        --------
                                                        $ 55,504        $ 70,572
                                                        ========        ========

                            See accompanying notes.

                               SUPPORT.COM, INC.

                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
              (in thousands, except per share amounts; unaudited)

                                                                     Three Months Ended             Six Months Ended
                                                                          June 30,                      June 30,
                                                                          --------                      --------
                                                                     2001           2000           2001           2000
                                                                     ----           ----           ----           ----
Revenues:
  License fees...................................................   $ 4,434       $  2,435      $  10,928       $  3,757
  Services.......................................................     1,847          1,139          3,957          1,689
                                                                    -------       --------      ---------       --------
    Total revenues...............................................     6,281          3,574         14,885          5,446
                                                                    -------       --------      ---------       --------

Costs and expenses:
  Cost of license fees...........................................       139             47            369             83
  Cost of services...............................................     1,401          1,250          3,249          2,132
  Amortization of purchased intangibles..........................       766            ---          1,616            ---
  Research and development.......................................     3,383          3,068          6,822          4,715
  Sales and marketing............................................     7,222          5,303         14,622          9,417
  General and administrative.....................................     1,864            833          3,369          1,584
  Amortization of deferred stock compensation (1)................     1,230          2,733          2,684          6,448
                                                                    -------       --------      ---------       --------
    Total costs and expenses.....................................    16,005         13,234         32,731         24,379
                                                                    -------       --------      ---------       --------
Loss from operations.............................................    (9,724)        (9,660)      ( 17,846)       (18,933)
Interest income (expense) and other, net.........................     1,174              3          1,112             63
                                                                    -------       --------      ---------       --------
Net loss.........................................................    (8,550)        (9,657)      ( 16,734)       (18,870)
Accretion on redeemable convertible preferred stock..............       ---           (404)           ---           (806)
                                                                    -------       --------      ---------       --------
Net loss attributable to common shareholders.....................   $(8,550)      $(10,061)     $ (16,734)      $(19,676)
                                                                    =======       ========      =========       ========
Basic and diluted net loss per share.............................   $ (0.28)      $  (1.23)     $   (0.55)      $  (2.36)
                                                                    =======       ========      =========       ========
Shares used in computing basic and diluted net loss per share....    30,918          8,209         30,678          8,325
                                                                    =======       ========      =========       ========

____________
(1) Amortization of deferred stock compensation relates to the following:

                                                              Three Months Ended             Six Months Ended
                                                                   June 30,                      June 30,
                                                                   --------                      --------
                                                              2001           2000           2001           2000
                                                              ----           ----           ----           ----
    Cost of services......................................        54            119            118            282
    Research and development..............................       243            975            531          1,274
    Sales and marketing...................................       444            546            968          2,302
    General and administrative............................       489          1,093          1,067          2,590
                                                              ------         ------         ------         ------
             Total........................................    $1,230         $2,733         $2,684         $6,448
                                                              ======         ======         ======         ======

                            See accompanying notes.

                               SUPPORT.COM, INC.

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (in thousands)

                                                                                         Six Months Ended
                                                                                             June 30,
                                                                                             --------
                                                                                       2001            2000
                                                                                       ----            ----
                                                                                            (unaudited)
Operating Activities
  Net loss.......................................................................    $(16,734)      $(18,870)
  Adjustments to reconcile net loss to net cash used in operating activities:
    Depreciation and amortization................................................       1,194            556
    Amortization of deferred stock compensation..................................       2,684          6,448
    Amortization of purchased intangibles........................................       1,616             --
    Other........................................................................        (135)           257
    Changes in assets and liabilities:
      Accounts receivable, net...................................................      (2,221)        (2,138)
      Prepaids and other current assets..........................................        (346)        (1,495)
      Accounts payable...........................................................       1,716            858
      Accrued compensation.......................................................          92            242
      Other accrued liabilities..................................................      (2,216)         1,879
      Deferred revenue...........................................................      (1,473)         5,442
                                                                                     --------       --------
        Net cash used in operating activities....................................     (15,823)        (6,821)
                                                                                     --------       --------

Investing Activities
  Purchases of property and equipment............................................      (1,434)          (465)

  Other assets...................................................................         (50)            (3)

  Purchases of short-term investments............................................     (26,206)        (5,915)

  Sales and maturities of short-term investments.................................      51,036         12,885
                                                                                     --------       --------

        Net cash provided by investing activities................................      23,346          6,502
                                                                                     --------       --------

Financing Activities
  Proceeds from issuance of common stock, net of repurchases.....................       1,319          1,101
  Repayment of notes receivable from shareholders................................         528             --
  Principal payments under capital lease obligations.............................        (230)          (199)
  Repayment of notes payable.....................................................          --           (429)
                                                                                     --------       --------
        Net cash provided by financing activities................................       1,617            473
                                                                                     --------       --------
Net increase in cash and cash equivalents........................................       9,140            154
Cash and cash equivalents at beginning of period.................................      11,756          4,023
                                                                                     --------       --------
Cash and cash equivalents at end of period.......................................    $ 20,896       $  4,177
                                                                                     ========       ========

Supplemental schedule of cash flow information...................................
      Interest paid..............................................................    $     62       $    189
                                                                                     ========       ========

                            See accompanying notes.

                              SUPPORT.COM, INC.

             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (unaudited)

(1) Significant Accounting Policies:

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements include the accounts of Support.com and its wholly owned subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation. The balance sheet at June 30, 2001 and the statements of operations for the three and six months ended June 30, 2001 and 2000 and cash flows for the six months ended June 30, 2001 and 2000 are unaudited. In the opinion of management, these financial statements reflect all adjustments (consisting of normal reoccurring adjustments) that are necessary for a fair presentation of the results for and as of the periods shown. The results of operations for such periods are not necessarily indicative of the results expected for the full fiscal year or for any future period. The condensed consolidated financial statement information as of December 31, 2000 is derived from audited financial statements as of that date. These financial statements should be read with the consolidated financial statements and related notes included in the Company's Annual Report on Form 10-K, filed with the Securities and Exchange Commission on March 30, 2001. Certain prior period balances have been reclassified to conform to current period presentation.

Financial Instruments

Estimated fair values of financial instruments are based on quoted market prices. The following is a summary of available-for-sale securities (in thousands) at June 30, 2001:

                                                      Gross       Gross
                                         Amortized  Unrealized  Unrealized      Fair
                                            Cost      Gains       Losses       Value
  Cash...............................   $    2,022  $       --  $       --  $    2,022
  Money market funds.................       18,874          --          --      18,874
  Auction backed securities..........        1,000          --          --       1,000
  Federal agencies...................       13,910          17          --      13,927
                                        ----------  ----------  ----------  ----------
                                        $   35,806  $       17  $       --  $   35,823
                                        ==========  ==========  ==========  ==========
Classified as:
  Cash and cash equivalents..........   $   20,896          --          --  $   20,896
  Short-Term Investments.............       14,910          17          --      14,927
                                        ----------  ----------  ----------  ----------
                                        $   35,806  $       17  $       --  $   35,823
                                        ==========  ==========  ==========  ==========

At March 31, 2001, Support.com held commercial paper of a utility company. During the quarter ending March 31, 2001, the utility company had defaulted on the repayment of par value and declared bankruptcy. As a result, during the quarter ended March 31, 2001, Support.com recognized an other than temporary impairment loss of $700,000 to reflect this investment at its stated fair value at March 31, 2001, which is recorded in interest income (expense) and other, net. During the second quarter of 2001, Support.com sold the investment at par value and recorded a $700,000 realized gain on the investment.

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

Had Support.com been in a net income position, diluted earnings per share would have included the shares used in the computation of basic net loss per share as well as the impact of common shares outstanding subject to repurchase and outstanding options and warrants to purchase an additional 8,436,607 and 8,623,579 shares, prior to the application of the treasury stock method, for the three and six months June 30, 2001. Such shares have been excluded because they are antidilutive for all periods presented.

The following table sets forth the computation of basic and diluted net loss per share (in thousands, except per share data):

                                                                      Three months ended           Six months ended
                                                                           June 30,                    June 30,
                                                                      2001          2000          2001          2000
                                                                      ----          ----          ----          ----
Net loss attributable to common shareholders....................   $ (8,550)     $ (10,061)    $ (16,734)    $ (19,676)
                                                                   ========      =========     =========     =========
Basic and diluted:
  Weighted-average shares of common stock outstanding...........     33,359         13,430        33,307        13,248
  Less: Weighted-average shares subject to repurchase...........     (2,441)        (5,221)       (2,629)       (4,923)
                                                                   --------      ---------     ---------     ---------
  Shares used in computing basic and diluted net loss per
    share.......................................................     30,918         8 ,209        30,678         8,325
                                                                   ========      =========     =========     =========
Basic and diluted net loss per share attributable to common
    stockholders................................................   $  (0.28)     $   (1.23)    $   (0.55)    $   (2.36)
                                                                   ========      =========     =========     =========

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

(3) Purchased Intangibles

On September 20, 2000, Support.com purchased source code and other related intellectual property rights from ePeople, Inc. (formerly known as NoWonder, Inc.) for $6.8 million. The purchase price was recorded as purchased intangibles and included as an other asset in the Company's consolidated balance sheet. The Company paid $3.4 million during the year ended December 31, 2000, and will pay an additional $3.4 million in equal quarterly installments through the quarter ended September 30, 2003. The purchased technology is being amortized on a straight-line basis over two years. Total amortization related to the purchased intangibles for the six months ended June 30, 2001 was $1.6 million.

(4) Recently Issued Accounting Standards

On January 1, 2001, we adopted Statement of Financial Reporting Standards No. 133, ("SFAS 133"), "Accounting for Derivative Instruments and Hedging Activities." SFAS 133, as amended, requires that all derivative instruments be recorded on the balance sheet at their fair value. Change in the fair value of derivatives are recorded each period in current earnings or other comprehensive income, depending on whether a derivative is designed as part of a hedge transaction and, if so, the type of hedge transaction. The adoption of SFAS 133, as amended, did not have a material impact on our financial position or results of operations.

On June 29, 2001, the Financial Accounting Standards Board, or FASB, approved the final standards resulting from its deliberations on the business combinations project. The FASB is expected to issue two statements in late July 2001, Statement of Financial Accounting Standards No. 141, or FAS 141, on Business Combinations and FAS 142 on Goodwill and Other Intangible Assets. FAS 141 will be effective for any business combinations initiated after June 30, 2001 and also includes the criteria for the recognition of intangible assets separately from goodwill. FAS 142 will be effective for fiscal years beginning after December 15, 2001 and will require that goodwill not be amortized, but rather be subject to an impairment test at least annually. Separately identified and recognized intangible assets resulting from business combinations completed before July 1, 2001 that do not meet the new criteria for separate recognition of intangible assets will be subsumed into goodwill upon adoption. In addition, the useful lives of recognized intangible assets acquired in transactions completed before July 1, 2001 will be reassessed and the remaining amortization periods adjusted accordingly. The adoption of FAS 141 and 142 is not expected to have a significant impact on our financial position at transition.

(5) Comprehensive Loss

Other comprehensive income (loss) includes certain changes in equity that are excluded from net loss. For the three and six months ended June 30, 2001 and 2000, Support.com has no material components of other comprehensive loss and, as a result, the comprehensive loss is the same as the net loss for all periods presented.

(6) Subsequent Event

On July 5, 2001, the Company announced a restructuring of its operations, aggressive containment of discretionary spending and a workforce reduction of approximately 10%. As part of this reorganization, the Company will incur a charge in the third quarter of 2001 estimated to be approximately $500,000.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS
               OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This report on Form 10-Q contains forward-looking statements. These statements relate to our, and in some cases our customers', or alliance partners', future plans, objectives, expectations, intentions and financial performance, as well as statements as to expected net losses, expected cash flows, the adequacy of capital resources, growth in operations, estimated changes related to our restructuring, the ability to compete and respond to technological change and the acceptance and performance of our products and services. In some cases, you can identify forward-looking statements because they use terms such as anticipates, believes, continue, could, estimates, expects, intends, may, plans, potential, predicts, should or will or the negative of those terms or other comparable words. These statements involve risks and uncertainties that may cause our actual results, activities or achievements to be materially different from those expressed or implied by these statements. These risks and uncertainties include those listed under Factors that May Affect Future Results and Management's Discussion and Analysis of Financial Condition and Results of Operations.

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

Overview

Support.com is a leading provider of support automation software. Support.com sells to corporate enterprises, service providers and personal computer and device manufacturers that utilize its software platform to increase the efficiency and effectiveness of their support operations, while improving user responsiveness and satisfaction. Support.com sells its products primarily in the United States and, to a lesser extent in Europe, Asia, and Latin America through its direct and indirect sales force.

Substantially all of Support.com's revenues have come from the license of our software products and from related services. We market our products through a combination of direct sales, resellers and support outsourcers.

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

RESULTS OF OPERATIONS

The following table sets forth the results of operations for the three and six months ended June 30, 2001 and 2000 expressed as a percentage of total revenue.

                                                           Three months ended           Six months ended
                                                                June 30,                    June 30,
                                                                --------                    --------
                                                           2001          2000          2001          2000
                                                           ----          ----          ----          ----
Revenue:
     License fees......................................      71%           68%           73%            69%
     Services..........................................      29            32            27             31
                                                          -----         -----         -----          -----
          Net revenue..................................     100           100           100            100
                                                          -----         -----         -----          -----

Costs and expenses:
     Cost of license fees..............................       2             1             2              2
     Cost of services..................................      22            35            22             39
     Amortization of purchased intangibles.............      12            --            11             --

     Research and development..........................      54            86            46             87
     Sales and marketing...............................     115           149            98            173
     General and administrative........................      30            23            23             29
     Amortization of deferred stock compensation.......      20            76            18            118
                                                          -----         -----         -----          -----

          Total costs and expenses.....................     255           370           220            448

Loss from operations...................................    (155)         (270)         (120)          (348)
Interest income (expense) and other, net...............     (19)           --            (8)             2
                                                          -----         -----         -----          -----
Loss before income taxes...............................    (136)         (270)         (112)          (346)
Provision for income taxes.............................      --            --            --             --
                                                          -----         -----         -----          -----
Net loss...............................................    (136)%        (270)%        (112)%         (346)%
                                                          =====         =====         =====          =====

Three and Six Months Ended June 30, 2001 and 2000

Revenue

Total revenue increased 76% to $6.3 million in the three months ended June 30, 2001 from $3.6 million in the three months ended June 30, 2000. Total revenue increased 173% to $14.9 million for the six months ended June 30, 2001 as compared to $5.4 million for the same period in 2000.

International revenue represented 23% and 21% of total revenues for the three and six months ended June 30, 2001, compared with 5% and 6% for each of the three and six months ended June 30, 2000.

One customer accounted for 11% of our total revenue for the three months ended June 30, 2001 and no other customer individually accounted for 10% or more of our total revenue for the three and six months ended June 30, 2001.

 License revenue

License revenue increased to $4.4 million in the three months ended June 30, 2001 from $2.4 million in the three months ended June 30, 2000 and to $10.9 million for the six months ended June 30, 2001 from $3.8 million for the six months ended June 30, 2000. The increase in license revenue was due primarily to greater demand for and market acceptance of our software products, the continued success of our indirect sales channels, expansion of our product line and increased sales generated by our expanded sales force.

 Services revenue

Service revenue increased to $1.8 million in the three months ended June 30, 2001 from $1.1 million in the three months ended June 30, 2000 and to $4.0 million for the six months ended June 30, 2001 from $1.7 million for the six months ended June 30, 2000. This increase was due primarily to increased implementation, training and consulting services performed.

Cost of Revenue

 Cost of license revenue

Cost of license revenue consists primarily of costs related to license fees paid to third parties under technology license arrangements, commissions paid to third parties and costs to distribute our software products and related documentation. Cost of license revenue increased to $139,000 in the three months ended June 30, 2001 from $47,000 in the three months ended June 30, 2000. Cost of license revenue for the six months ended June 30, 2001 increased to $369,000 compared to $83,000 for the same period in 2000. The increase was primarily due to an increase in license fees and royalty payments to third parties for technology within our products.

 Cost of services revenue

Cost of services consists primarily of salaries and other expenses from our professional services, customer support and training organizations, related overhead expenses and payments made to third parties for consulting services. Cost of services revenue increased to $1.4 million in the three months ended June 30, 2001 from $1.3 million in the three months ended June 30, 2000. Cost of services revenue for the six months ended June 30, 2001 increased to $3.2 million compared to $2.1 million for the same period in 2000. This increase was primarily because of the growth in the number of employees in our professional services, customer support and training organizations and to a lesser extent travel and consulting costs.

Amortization of Purchased Intangibles

Amortization of purchased intangibles was $766,000 and $1.6 million for the three and six months ended June 30, 2001 compared to zero for both the three and six months ended June 30, 2000. These increases were attributable to the amortization of purchased technology from the acquisition of source code and related intellectual property rights from ePeople, Inc in September 2000. We expect to amortize approximately $598,000 per quarter for the next six quarters related to this technology acquisition.

Research and Development Expense

Research and development expense consists primarily of payroll and consulting expenses and related costs for research and development personnel. Research and development expense increased to $3.4 million in the three months ended June 30, 2001 from $3.1 million in the three months ended June 30, 2000. Research and development expense for the six months ended June 30, 2001 increased to $6.8 million as compared to $4.7 million for the same period in 2000. The increase was due primarily to an increase in the number of research and development personnel and an increase in consulting costs. This increase was necessary to support both expanded functionality of our support automation software and increases in our quality assurance and product publications operations.

Sales and Marketing Expense

Sales and marketing expense consists primarily of payroll expense, including salaries and commissions and promotional expenses, including public relations, advertising and trade shows. Sales and marketing expense increased to $7.2 million in the three months ended June 30, 2001 from $5.3 million in the three months ended June 30, 2000. Sales and marketing expense for the six months ended June 30, 2001 increased to $14.6 million as compared to $9.4 million for the same period in 2000. The increase was due to a number of factors including an increase in the number of sales and marketing personnel, the opening of new sales offices in the United States, the establishment of foreign offices in Europe, Asia and Australia and commission expense associated with higher revenue.

General and Administrative Expense

General and administrative expense consists primarily of payroll expense and related costs of our finance, legal, human resources, information systems and other administrative departments and of professional fees for legal, accounting and other services. General and administrative expense increased to $1.9 million in the three months ended June 30, 2001 from $833,000 in the three months ended June 30, 2000. General and administrative expense for the six months ended June 30, 2001 increased to $3.4 million as compared to $1.6 million for the same period in 2000. This increase was due primarily to an increase in the number of general and administrative personnel and an increase in legal, accounting and other consulting costs incurred in connection with supporting increased business activities and our operations as a public company.

Amortization of Deferred Stock Compensation

We amortized deferred compensation expense of approximately $1.2 million and $2.7 million during the three and six months ended June 30, 2001 as compared to $2.7 million and $6.4 million during the same periods in 2000. This compensation expense relates to options awarded to individuals in all operating expense categories. Total remaining deferred compensation at June 30, 2001 of approximately $4.4 million is being amortized over the vesting periods of the options using a graded vesting method. The amortization expense associated with deferred compensation currently recorded is estimated to be $2.6 million for the remainder of fiscal year 2001 and $1.8 million in fiscal year 2002.

Interest Income (Expense) and Other, Net

Interest income (expense) and other, net, was $1.2 million and $1.1 million in the three and six months ended June 30, 2001, as compared to $3,000 and $63,000 in the same periods in 2000. For the three months ended June 30, 2001, these increases were primarily attributable to a realized gain of $700,000 associated with the sale of our investment in commercial paper of a utility company which was deemed permanently impaired as of March 31, 2001, and to interest income earned on our cash, cash equivalents and short-term investments. For the six months ended June 30, 2001, the increase was primarily attributable to interest income earned on our cash, cash equivalents and short-term investments.

LIQUIDITY AND CAPITAL RESOURCES

From our incorporation in December 1997 to the date of our initial public offering, we have financed our operations through the private placement of our preferred stock, and to a lesser extent through revenue, bank borrowings and capital equipment lease financing. In July 2000, we completed our initial public offering from which we received net proceeds of approximately $61.8 million.

Operating Activities

We used $15.8 million in cash in operations in the six months ended June 30, 2001, an increase of $9.0 million over the $6.8 million used in the six months ended June 30, 2000. Amortization of deferred stock compensation, amortization of purchased intangibles and depreciation of fixed assets which is included in the net loss, but does not require the use of cash, amounted to $5.5 million for the six months ended June 30, 2001 compared to $7.0 million for the six months ended June 30, 2000. Net cash used in operations in the six month period was primarily the result of net losses offset by non-cash expense items, a $2.2 million increase in accounts receivable and a combined decrease in accrued compensation and other accrued liabilities of $2.1 million, offset by a $1.7 million increase in accounts payable.

Investing Activities

Net cash provided by investing activities was $23.3 million in the six months ended June 30, 2001, an increase of $16.8 million over the $6.5 million used in the comparable period ended June 30, 2000. Net cash provided by investing activities for the six months ended June 30, 2001, was primarily due to the sale or maturity of $51.0 million in short-term investments offset by $26.2 million in the purchase of short-term investments.

Financing Activities

Net cash provided by financing activities was $1.6 million for the six months ended June 30, 2001 and $473,000 for the six months ended June 30, 2000. For the period ended June 30, 2001, cash provided by financing activities was attributable primarily to net proceeds from the purchase of common stock under the Employee Stock Purchase Plan and to a lesser extent the repayment of notes receivable from shareholders.

Commitments

As of June 30, 2001, our principal commitments consisted of obligations outstanding under capital and operating leases. We anticipate requiring minimal additional space in the next 12 months. As of December 31, 2000, future lease commitments for our office facility were $1.1 million in 2001 and $21,000 in 2002. Additionally, we are required to pay ePeople approximately $309,000 per quarter through the quarter ended September 30, 2003, pursuant to a technology acquisition made during 2000.

Working Capital and Capital Expenditure Requirements

We believe that our existing cash balances will be sufficient to meet our working capital and capital expenditure requirements for at least the next 12 months. We evaluate potential acquisitions of other businesses, products and technologies and may in the future require additional equity or debt financings to accomplish any potential acquisitions.

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

We incurred net losses of approximately $69.9 million for the period from December 3, 1997 through June 30, 2001. We expect to continue to incur net losses in the foreseeable future. If we do not become profitable within the timeframe we predicted or expected by securities analysts or investors, the market price of our stock will likely decline. If we continue to incur net losses, we may not be able to increase our number of employees or our investment in capital equipment, sales, marketing and research and development programs.
We do not know when or if we will become profitable. If we do achieve profitability, we may not sustain or increase profitability in the future and may not be able to continue to operate.

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

     .  demand for our support automation software;

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

Our operating results could suffer if any large orders are delayed or cancelled in any future period. Each quarter, we derive a significant portion of our license revenue from a small number of relatively large orders for the licensing of our support automation software. We license our support automation software under perpetual and term licenses. Perpetual licenses typically result in our recognition of a larger amount of revenue in the quarter in which the license is granted as compared with term licenses. Revenue from a perpetual license is generally recognized upon delivery of a product. Revenue from a term license is recognized on a monthly basis over the agreement term, which is typically three years. We expect that we will continue to depend upon a small number of large orders for a significant portion of our license revenue.

Because a small number of customers has historically accounted for and may in future periods account for substantial portions of our revenue, our revenue could decline because of delays of customer orders or the failure of existing customers to renew licenses.

For the period ended June 30, 2001, one customer accounted for 11% of our total revenue. No other single customer accounted for 10% or more of our total revenue for the period ended June 30, 2001. Because we have a small number of customers and a few customers are likely to continue to account for a significant portion of our revenue, our revenue could decline because of the loss or delay of a single customer order or the failure of an existing customer to renew its term license. We may not obtain additional customers. The failure to obtain additional customers, the loss or delay of customer orders and the failure of existing customers to renew licenses will harm our operating results.

We must achieve broad adoption and acceptance of our support automation products and services or we will not increase our market share or grow our business.

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

If we fail to develop, in a timely manner, new or enhanced versions of our support automation software or to provide new products and services that achieve rapid and broad market acceptance or price stability, we may not become profitable. We may fail to identify new product and service opportunities successfully. Our existing products will become obsolete if we fail to introduce new products or product enhancements that meet new customer demands, support new standards or integrate with new or upgraded versions of packaged applications. We may have little or no control over the factors that might influence market acceptance of our products and services. These factors include:

     . the willingness of enterprises to transition to automated support and eSupport and

     .  acceptance of competitors' automated support or eSupport solutions.

Our software may not operate with the hardware and software platforms that are used by our customers now or in the future, and as a result our business and operating results may suffer.

We currently serve a customer base with a wide variety of constantly changing hardware, packaged software applications and networking platforms. If there is widespread adoption of other operating system environments, and if we fail to release versions of our support automation software that are compatible with these other operating systems, our business and operating results will suffer. Our future success also depends on:

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

Our failure to establish and expand strategic alliances would harm our ability to achieve market acceptance of our support automation software.

If we fail to maintain, establish or successfully implement strategic alliances, our ability to achieve market acceptance of our automation software will suffer and our business and operating results will be harmed. Specifically, we must establish and extend existing distribution alliances with specialized technology and services firms such as support outsourcers. We must also establish and extend existing solutions alliances with leading providers of complementary support technologies, including call center or help desk management companies, knowledge management companies and systems management firms.

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

Our sales cycle for our support automation software can range from one week to nine months or more and may vary substantially from customer to customer. While our customers are evaluating our products and services, we may incur substantial sales and marketing expenses and spend significant management effort. Any delay in completing sales in a particular quarter could cause our operating results to be below expectations.

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

Because our support automation software is designed to support businesses operating over the Internet, our success depends on the continued growth and levels of performance of Internet usage.

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

ITEM 3: QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK


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

  . investment grade state and local government obligations; and

  . money market funds or deposits issued or guaranteed by U.S. and non-U.S.
    commercial banks, meeting credit rating and net worth requirements with maturities of less than two years.

At June 30, 2001, our cash and cash equivalents consisted primarily of money market funds held by large institutions in the U.S. and our short-term investments were invested in government debt securities maturing or resetting in less than eighteen months.

PART II:    OTHER INFORMATION


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

On June 13, 2001, we held our annual stockholders' meeting. At such meeting, the following actions were voted upon:

(a) Election of the following directors to serve until the 2002 Annual Meeting of Stockholders and thereafter until their successors are elected and qualified:


Director                         Votes For               Votes Withheld

Radha R. Basu                    25,567,671                  684,551

Manuel F. Diaz                   25,949,724                  302,498

Bruce Golden                     25,960,614                  291,608

Claude M. Leglise                25,949,765                  302,457

Christopher W. Lochead           25,949,780                  302,442

Edward S. Russell                25,960,614                  291,608

Roger J. Sippl                   25,960,599                  291,623


(b) To ratify the appointment of Ernst & Young as the Company's independent auditors for the fiscal year ending December 31, 2000:



      Votes For                  Votes Against               Abstentions

     26,245,153                      2,298                      4,771




ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a)  Exhibits

         See Exhibit Index attached hereto, which is incorporated herein by reference

         (b)  Reports on Form 8-K:


         During the quarter ended June 30, 2001, the Registrant filed the following reports on Form 8-K:

   ---------------------------------------------------------------------------
    Date Filed       Date of Report    Item Number       Financial Statements
                                                         Required
   ---------------------------------------------------------------------------
    April 25, 2001   April 25, 2001    5. Other events   None

   ---------------------------------------------------------------------------

                                   SIGNATURE

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



August 14, 2001                                      SUPPORT.COM, INC.

                                            By  /s/ Brian Beattie
                                               --------------------------
                                                      Brian Beattie
                             Senior Vice President of Finance and Administration
                                          and Chief Financial Officer
                      (Principal Financial Officer and Chief Accounting Officer)

                      EXHIBIT INDEX TO SUPPORT.COM, INC.
                         QUARTERLY REPORT ON FORM 10-Q
                      FOR THE QUARTER ENDED JUNE 30, 2001



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