Form 10-Q
period 2001-09-30
SUPPORT COM INC
filed 2001-11-14
CIK 1104855

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)
    [X] QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the Quarterly Period Ended September 30, 2001

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


Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days. Yes  X   No ______.
                                              ---

On November 14, 2001, 33,402,040 shares of the Registrant's Common Stock, $0.0001 par value, were outstanding.

                                SUPPORT.COM, INC.
                                    FORM 10-Q

                    QUARTERLY PERIOD ENDED SEPTEMBER 30, 2001

                                      INDEX

                                                                                                     Page
                                                                                                     ----
Part I:     Financial Information

     Item 1: Financial Statements (Unaudited)

             Condensed Consolidated Balance Sheets at September 30, 2001 and December 31, 2000         3

             Condensed Consolidated Statements of Operations for the three and nine months             4
             ended September 30, 2001 and 2000

             Condensed Consolidated Statements of Cash Flows for the nine months                       5
             ended September 30, 2001 and 2000

             Notes to Condensed Consolidated Financial Statements                                      6

     Item 2: Management's Discussion and Analysis of Financial Condition and                           9
             Results of Operations

     Item 3: Quantitative and Qualitative Disclosures About Market Risk                               20

PART II:    Other Information

     Item 6: Exhibits and Reports on Form 8-K                                                         21

Signature                                                                                             22

Exhibit Index                                                                                         23

                          PART I. FINANCIAL INFORMATION

ITEM 1:  FINANCIAL STATEMENTS

                                SUPPORT.COM, INC.

                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (in thousands)


                                                                                September 30,  December 31,
                                                                                    2001           2000
                                                                                    ----           ----
                                                                                 (unaudited)
Assets
Current assets:
   Cash and cash equivalents ..................................................    $ 17,584     $ 11,756
   Short term investments .....................................................      12,048       39,757
   Accounts receivable, net ...................................................       8,079        7,872
   Other current assets .......................................................       3,006        3,255
                                                                                   --------     --------
     Total current assets .....................................................      40,717       62,640
Property and equipment, net ...................................................       2,231        2,420
Purchased intangibles, net ....................................................       2,392        5,230
Other assets ..................................................................         323          282
                                                                                   --------     --------
                                                                                   $ 45,663     $ 70,572
                                                                                   ========     ========
Liabilities and Stockholders' Equity
Current liabilities:
   Accounts payable ...........................................................    $  1,706     $    957
   Accrued compensation .......................................................       1,335        2,250
   Other accrued liabilities ..................................................       2,841        5,094
   Capital lease obligations, current portion .................................         569          620
   Deferred revenue ...........................................................       8,395       11,866
                                                                                   --------     --------
     Total current liabilities ................................................      14,846       20,787
Capital lease obligations, net of current portion .............................         812        1,221
Other long term liabilities ...................................................       1,236        2,164
Deferred revenue - long-term portion ..........................................         869          241

Stockholders' equity:
    Common stock ..............................................................           3            3
   Additional paid-in capital .................................................     108,888      108,558
   Notes receivable from stockholders .........................................      (1,523)      (2,051)
   Deferred stock compensation ................................................      (2,535)      (7,219)
   Accumulated other comprehensive income .....................................         138           --
   Accumulated deficit ........................................................     (77,071)     (53,132)
                                                                                   --------     --------
     Stockholders' equity .....................................................      27,900       46,159
                                                                                   --------     --------
                                                                                   $ 45,663     $ 70,572
                                                                                   ========     ========

                             See accompanying notes.

                                SUPPORT.COM, INC.

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
               (in thousands, except per share amounts; unaudited)


                                                                     Three Months Ended        Nine Months Ended
                                                                        September 30,            September 30,
                                                                        ------------             -------------
                                                                      2001        2000        2001         2000
                                                                      ----        ----        ----         ----
Revenues:

   License fees................................................   $  5,069    $  3,965    $ 15,997         $7,722
   Services ...................................................      1,998       1,388       5,955          3,077
                                                                  --------    --------    --------      ---------
     Total revenues ...........................................      7,067       5,353      21,952         10,799
                                                                  --------    --------    --------      ---------

Costs and expenses:
   Cost of license fees .......................................        131       1,113         500          1,196
   Cost of services ...........................................      1,486       1,826       4,735          3,958
   Amortization of purchased intangibles ......................        598          94       2,214             94
   Research and development ...................................      2,995       2,649       9,817          7,364
   Sales and marketing ........................................      7,101       5,970      21,723         15,387
   General and administrative .................................      1,346       1,246       4,715          2,830
   Amortization of deferred stock compensation (1) ............        870       2,767       3,554          9,215
                                                                  --------    --------    --------      ---------
     Total costs and expenses .................................     14,527      15,665      47,258         40,044
                                                                  --------    --------    --------      ---------
Loss from operations ..........................................    ( 7,460)   ( 10,312)    (25,306)       (29,245)
Interest income (expense) and other, net ......................        255         755       1,367            818
                                                                  --------    --------    --------      ---------
Net loss ......................................................     (7,205)     (9,557)    (23,939)      ( 28,427)
Accretion on redeemable convertible preferred stock ...........         --         (79)         --           (885)
                                                                  --------    --------    --------      ---------
Net loss attributable to common shareholders ..................   $ (7,205)   $ (9,636)   $(23,939)     $ (29,312)
                                                                  ========    ========    =========     =========
Basic and diluted net loss per share ..........................   $  (0.23)   $  (0.38)   $  (0.77)     $   (2.14)
                                                                  ========    ========    ========      =========
Shares used in computing basic and diluted net loss per share..     31,316      25,279      30,891         13,712
                                                                  ========    ========    ========      =========


________________

(1) Amortization of deferred compensation relates to the following:


                                                                Three Months Ended        Nine Months Ended
                                                                   September 30,            September 30,
                                                                   -------------            -------------
                                                                  2001        2000          2001     2000
                                                                  ----        ----          ----     ----
Cost of services .............................................  $    38     $   127       $   155   $   424
Research and development .....................................      172         554           703     1,843
Sales and marketing ..........................................      314         985         1,282     3,280
General and administrative ...................................      346       1,101         1,414     3,668
                                                                -------     -------       -------   -------
                                                                $   870     $ 2,767       $ 3,554   $ 9,215
                                                                -------     -------       -------   -------

                             See accompanying notes.

                                SUPPORT.COM, INC.

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)

                                                                                       Nine Months Ended
                                                                                         September 30,
                                                                                         -------------
                                                                                        2001        2000
                                                                                        ----        ----
                                                                                           (unaudited)
Operating Activities
  Net loss ......................................................................    $ (23,939) $ (28,427)
  Adjustments to reconcile net loss to net cash used in operating activities:
    Depreciation and amortization ...............................................        1,790        985
    Amortization of deferred stock compensation .................................        3,554      9,215
    Amortization of purchased intangibles .......................................        2,214         94
    Other .......................................................................           81         80
    Changes in assets and liabilities:
      Accounts receivable, net ..................................................         (207)    (3,388)
      Prepaids and other current assets .........................................          249       (820)
      Accounts payable ..........................................................          749       (494)
      Accrued compensation ......................................................         (915)       651
      Other accrued liabilities .................................................       (2,253)     3,075
      Deferred revenue ..........................................................       (2,843)     6,261
                                                                                     ---------   --------
        Net cash used in operating activities ...................................      (21,520)   (12,768)
                                                                                     ---------   --------

Investing Activities
  Purchases of property and equipment ...........................................       (1,601)    (1,105)
  Other assets ..................................................................          (41)      (121)
  Purchased intangibles .........................................................         (304)        --
  Purchases of short-term investments ...........................................      (31,205)   (13,169)
  Sales and maturities of short-term investments ................................       58,914      1,000
                                                                                     ---------   --------
        Net cash provided by (used in) investing activities .....................       25,763    (13,395)
                                                                                     ---------   --------

Financing Activities
  Proceeds from initial public offering, net of issuance costs ..................           --     61,777
  Proceeds from other issuances of common stock, net of repurchases .............        1,517      1,493
  Repayment of notes receivable from shareholders ...............................          528         --
  Principal payments under capital lease obligations ............................         (460)      (374)
  Repayment of notes payable ....................................................           --     (2,399)
                                                                                     ---------   --------
        Net cash provided by financing activities ...............................        1,585     60,497
                                                                                     ---------   --------
Net increase in cash and cash equivalents .......................................        5,828     34,334
Cash and cash equivalents at beginning of period ................................       11,756      4,023
                                                                                     ---------   --------
Cash and cash equivalents at end of period ......................................    $  17,584   $ 38,357
                                                                                     =========   ========

                             See accompanying notes.

                                SUPPORT.COM, INC.

        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)


(1) Significant Accounting Policies:

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements include the accounts of Support.com and its wholly owned subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation. The balance sheet at September 30, 2001 and the statements of operations for the three and nine months ended September 30, 2001 and 2000 and cash flows for the nine months ended September 30, 2001 and 2000 are unaudited. In the opinion of management, these financial statements reflect all adjustments (consisting of normal reoccurring adjustments) that are necessary for a fair presentation of the results for and as of the periods shown. The results of operations for such periods are not necessarily indicative of the results expected for the full fiscal year or for any future period. The condensed consolidated financial statement information as of December 31, 2000 is derived from audited financial statements as of that date. These financial statements should be read with the consolidated financial statements and related notes included in the Company's Annual Report on Form 10-K, filed with the Securities and Exchange Commission on March 30, 2001.

Financial Instruments

Estimated fair values of financial instruments are based on quoted market prices. The following is a summary of available-for-sale securities (in thousands) at September 30, 2001:

                                                     Gross      Gross
                                       Amortized  Unrealized  Unrealized    Fair
                                          Cost       Gains      Losses     Value
                                          ----       -----      ------     -----

   Cash ............................    $ 2,344    $    --    $    --    $ 2,344
   Money market funds ..............     15,240         --         --     15,240
   Federal agencies ................     11,965         83         --     12,048
                                        -------    -------    -------    -------
                                        $29,549    $    83    $    --    $29,632
                                        =======    =======    =======    =======
Classified as:
   Cash and cash equivalents .......    $17,584         --         --    $17,584
   Short-Term Investments ..........     11,965         83         --     12,048
                                        -------    -------    -------    -------
                                        $29,549    $    83    $    --    $29,632
                                        =======    =======    =======    =======

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

Had Support.com been in a net income position, diluted earnings per share would have included the shares used in the computation of basic net loss per share as well as the impact of common shares outstanding subject to repurchase and outstanding options and warrants to purchase an additional 7,845,782 and 8,197,833 shares, prior to the application of the treasury stock method, for the three and nine months ended September 30, 2001. Such shares have been excluded because they are antidilutive for all periods presented.

The following table sets forth the computation of basic and diluted net loss per share (in thousands, except per share data):


                                                                         Three months ended      Nine months ended
                                                                           September 30,           September 30,
                                                                           -------------           -------------
                                                                          2001        2000        2001        2000
                                                                          ----        ----        ----        ----
Net loss attributable to common shareholders ......................   $ (7,205)   $(9,636)    $(23,939)   $(29,312)
                                                                      =========   ========    =========   ========
Basic and diluted:
   Weighted-average shares of common stock outstanding ............     33,417     29,677       33,344      18,460
   Less: Weighted-average shares subject to repurchase ............     (2,101)    (4,398)      (2,453)     (4,748)
                                                                      --------    -------     --------    --------
   Shares used in computing basic and diluted net loss per
     share ........................................................     31,316     25,279       30,891      13,712
                                                                      =========   ========    =========   ========
Basic and diluted net loss per share attributable to common
     stockholders .................................................   $  (0.23)   $ (0.38)    $  (0.77)   $  (2.14)
                                                                      =========   ========    =========   ========


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

(3)  Purchased Intangibles

On September 20, 2000, Support.com purchased source code and other related intellectual property rights from ePeople, Inc. (formerly known as NoWonder, Inc.) for $6.8 million. The purchase price was recorded as purchased intangibles and included as an other asset in the Company's consolidated balance sheet. The Company paid $3.4 million during the year ended December 31, 2000, and will pay an additional $3.4 million in equal quarterly installments through the quarter ended September 30, 2003. The purchased technology is being amortized on a straight-line basis over two years. Total amortization related to the purchased intangibles for the nine months ended September 30, 2001 was $2.2 million.

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

In July 2001, the Financial Accounting Standards Board, or FASB, issued two statements as a result of its deliberations on the business combinations project, Statement of Financial Accounting Standards No. 141, or FAS 141, on Business Combinations and FAS 142 on Goodwill and Other Intangible Assets. FAS 141 will be effective for any business combinations initiated after June 30, 2001 and also includes the criteria for the recognition of intangible assets separately from goodwill. FAS 142 will be effective for fiscal years beginning after December 15, 2001 and will require that goodwill not be amortized, but rather be subject to an impairment test at least annually. Separately identified and recognized intangible assets resulting from business combinations completed before July 1, 2001 that do not meet the new criteria for separate recognition of intangible assets will be subsumed into goodwill upon adoption. In addition, the useful lives of recognized intangible assets acquired in transactions completed before July 1, 2001 will be reassessed and the remaining amortization periods adjusted accordingly. The adoption of FAS 141 and 142 is not expected to have a significant impact on our financial position at transition.

(5)   Comprehensive Loss

Statement of Financial Accounting No. 130, "Reporting Comprehensive Income" ("SFAS 130") establishes standards for reporting and displaying comprehensive net income and its components in stockholders' equity. However, it has no impact on our net income as presented in our financial statements. SFAS 130 requires foreign currency translation adjustments and changes in the fair value of available-for-sale securities to be included in comprehensive income.

The following are the components of comprehensive income (loss): (in thousands)

                                                                 Three months ended      Nine months ended
                                                                   September 30,           September 30,
                                                                   -------------           -------------
                                                                  2001        2000        2001        2000
                                                                  ----        ----        ----        ----
Net loss ....................................................  $ (7,205)   $ (9,557)    $(23,939)   $(28,427)
                                                               ========    ========     ========    ========
Net unrealized gain (loss) on available-for-sale
     securities .............................................        65          (3)          55          27
Translation adjustment gain (loss) ..........................       125          --            6          --
Comprehensive income (loss) .................................  $ (7,015)   $ (9,560)    $(23,878)   $(28,400)
                                                               ========    ========     ========    ========


The components of accumulated other comprehensive income (loss) relate entirely to unrealized gains (losses) on available-for-sale securities and translation adjustment gain (loss) and are $138,000 at September 30, 2001 and $0 at September 30, 2000.

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

Overview

Support.com is a leading provider of support automation software. Support.com sells to corporate enterprises, service providers and personal computer and device manufacturers that utilize its software platform to increase the efficiency and effectiveness of their support operations, while improving user responsiveness and satisfaction. Support.com sells its products primarily in the United States and, to a lesser extent in Europe, Asia, and Latin America through its direct and indirect sales force and indirect sales channels. Substantially all of Support.com's revenues have come from the license of our software products and from related services.

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


RESULTS OF OPERATIONS

The following table sets forth the results of operations for the three and nine months ended September 30, 2001 and 2000 expressed as a percentage of total revenue.

                                                       Three Months Ended        Nine Months Ended
                                                         September 30,             September 30,
                                                         -------------             -------------
                                                        2001        2000          2001         2000
                                                        ----        ----          ----         ----
Revenue:
     License fees ....................................   72 %         74 %          73 %        72 %
     Services ........................................   28           26            27          28
                                                        ---          ---           ---         ---
          Net revenue ................................  100          100           100         100
                                                        ---          ---           ---         ---

Costs and expenses:
     Cost of license fees ............................    2           21             2          11
     Cost of services ................................   21           34            22          37
     Amortization of purchased intangibles ...........    9            2            10           1
     Research and development ........................   42           49            45          68
     Sales and marketing .............................  101          112            99         143
     General and administrative ......................   19           23            21          26

     Amortization of deferred stock compensation ...      12           52            16          85
                                                       -----        -----         -----       -----
          Total costs and expenses .................     206          293           215         371
Loss from operations ...............................    (106)        (193)         (115)       (271)
Interest income and other income, net ..............       4           14             6           8
                                                       -----        -----         -----       -----
Loss before income taxes ...........................    (102)        (179)         (109)       (263)
Provision for income taxes .........................      --           --            --          --
                                                       -----        -----         -----       -----
Net loss ...........................................    (102)%       (179)%        (109)%      (263)%
                                                       =====        =====         =====       =====


Three and Nine Months Ended September 30, 2001 and 2000

Revenue

Total revenue increased 32% to $7.1 million in the three months ended September 30, 2001 from $5.4 million in the three months ended September 30, 2000. Total revenue increased 103% to $22.0 million for the nine months ended September 30, 2001 as compared to $10.8 million for the same period in 2000.

International revenue represented 19% and 21% of total revenue for the three and nine months ended September 30, 2001, compared with 16% and 11% for the three and nine months ended September 30, 2000.

No single customer accounted for 10% or more of total revenue for the three and nine months ended September 30, 2001.

  License revenue

License revenue increased to $5.1 million in the three months ended September 30, 2001 from $4.0 million in the three months ended September 30, 2000 and to $16.0 million for the nine months ended September 30, 2001 from $7.7 million for the nine months ended September 30, 2000. The increase in license revenue was due primarily to greater demand for and market acceptance of our software products, the continued success of our indirect sales channels, expansion of our product line and increased sales generated by our expanded sales force.

  Services revenue

Service revenue increased to $2.0 million in the three months ended September 30, 2001 from $1.4 million in the three months ended September 30, 2000 and to $6.0 million for the nine months ended September 30, 2001 from $3.1 million for the nine months ended September 30, 2000. This increase was due primarily to increased maintenance revenue and increased implementation, training and consulting services performed.

Cost of Revenue

  Cost of license revenue

Cost of license revenue consists primarily of costs related to license fees paid to third parties under technology license arrangements, commissions paid to third parties and costs to distribute our software products and related documentation. Cost of license revenue decreased to $131,000 in the three months ended September 30, 2001 from $1.1 million in the three months ended September 30, 2000. Cost of license revenue for the nine months ended September 30, 2001 decreased to $500,000 compared to $1.2 million for the same period in 2000. This decrease was primarily due to a one-time quarterly license fee payment of $1.0 million paid to ePeople in the third quarter of 2000.

  Cost of services revenue

Cost of services consists primarily of salaries and other expenses from our professional services, customer support and training organizations, related overhead expenses and payments made to third parties for consulting services. Cost of services revenue decreased to $1.5 million in the three months ended September 30, 2001 from $1.8 million in the three months ended September 30, 2000. This decrease was primarily due to our focus on expense controls, including travel and consulting costs and to a lesser extent due to lower headcount. Cost of services revenue for the nine months ended September 30, 2001 increased to $4.7 million compared to $4.0 million for the same period in 2000.

Amortization of Purchased Intangibles

Amortization of purchased intangibles was $598,000 and $2.2 million for the three and nine months ended September 30, 2001 compared to $94,000 for both the three and nine months ended September 30, 2000. These increases were attributable to the amortization of purchased technology from the acquisition of source code and related intellectual property rights from ePeople, Inc in September 2000. We expect to amortize approximately $598,000 per quarter for the next four quarters related to this technology acquisition.

Research and Development Expense

Research and development expense consists primarily of payroll and consulting expenses and related costs for research and development personnel. Research and development expense increased to $3.0 million in the three months ended September 30, 2001 from $2.6 million in the three months ended September 30, 2000. Research and development expense for the nine months ended September 30, 2001 increased to $9.8 million as compared to $7.4 million for the same period in 2000. The increase was due primarily to an increase in the number of research and development personnel and an increase in consulting costs. This increase was necessary to support both expanded functionality of our support automation software and increases in our quality assurance and product publications operations.

Sales and Marketing Expense

Sales and marketing expense consists primarily of payroll expense, including salaries and commissions and related costs for sales and marketing personnel and promotional expenses, including public relations, advertising and trade shows. Sales and marketing expense increased to $7.1 million in the three months ended September 30, 2001 from $6.0 million in the three months ended September 30, 2000. Sales and marketing expense for the nine months ended September 30, 2001 increased to $21.7 million as compared to $15.4 million for the same period in 2000. The increase was due to a number of factors including an increase in the number of sales and marketing personnel, the opening of new sales offices in the United States, the establishment of foreign offices in Europe, Asia and Australia, commission expense associated with higher revenue and an increase in our allowance for bad debt.

General and Administrative Expense

General and administrative expense consists primarily of payroll expense and related costs of administrative personnel and professional fees for legal, accounting and other professional services. General and administrative expense increased to $1.3 million in the three months ended September 30, 2001 from $1.2 million in the three months ended September 30, 2000. General and administrative expense for the nine months ended September 30, 2001 increased to $4.7 million as compared to $2.8 million for the same period in 2000. This increase was due primarily to an increase in the number of general and administrative personnel and an increase in legal, accounting and other consulting costs incurred in connection with supporting increased business activities and our operations as a public company.

Amortization of Deferred Stock Compensation

We amortized deferred compensation expense of approximately $870,000 and $3.6 million during the three and nine months ended September 30, 2001 as compared to $2.8 million and $9.2 million during the same periods in 2000. This compensation expense relates to options awarded to individuals in all operating expense categories.

Interest Income (Expense) and Other, Net

Interest income (expense) and other, net, decreased to $255,000 in the three months ended September 30, 2001 from $755,000 in the three months ended September 30, 2000. This decrease was primarily attributable to the reduction in interest income earned on our cash, cash equivalents and investments due to a lower cash, cash equivalents and short term investments balance and a change to a more conservative investment policy. Interest income (expense) and other, net, increased to $1.4 million in the nine months ended September 30, 2001 as compared to $818,000 for the same period in 2000. The increase was primarily attributable to interest income earned on higher average cash, cash equivalents and short-term investments balances.

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

Operating Activities

We used $21.5 million in cash in operations in the nine months ended September 30, 2001, an increase of $8.8 million over the $12.8 million used in the nine months ended September 30, 2000. Amortization of deferred stock compensation and amortization of purchased intangibles and depreciation of fixed assets which is included in the net loss, but does not require the use of cash, amounted to $7.6 million for the nine months ended September 30, 2001 compared to $10.3 million for the nine months ended September 30, 2000. Net cash used in operations in the nine month period was primarily the result of net losses and a combined decrease in accrued compensation, other accrued liabilities, and deferred revenue of $6.0 million offset by a $749,000 increase in accounts payable.

Investing Activities

Net cash provided by investing activities was $25.8 million in the nine months ended September 30, 2001, an increase of $39.2 million over the $13.4 million used in the comparable period ended September 30, 2000. Net cash provided by investing activities for the nine months ended September 30, 2001, was primarily due to the sale and maturity of $58.9 million in short-term investments offset by $31.2 million in the purchase of short-term investments as the Company moved to a more conservative investment policy in 2001.

Financing Activities

Net cash provided by financing activities was $1.6 million for the nine months ended September 30, 2001 and $60.5 million for the nine months ended September 30, 2000. For the period ended September 30, 2001, cash provided by financing activities was attributable primarily to net proceeds from the purchase of common stock under the Employee Stock Purchase Plan and to a lesser extent the repayment of notes receivable from shareholders. For 2000, cash provided by financing activities was primarily attributable to the $61.8 million from the issuance of our common stock in our initial public offering on July 2000.

Commitments

As of September 30, 2001, our principal commitments consisted of obligations outstanding under capital and operating leases. We anticipate requiring minimal additional space in the next 12 months. As of December 31, 2000, future lease commitments for our office facility were $1.1 million in 2001 and $21,000 in 2002. Additionally, we are required to pay ePeople approximately $309,000 per quarter through the quarter ended September 30, 2003, pursuant to a technology acquisition made during 2000.

Working Capital and Capital Expenditure Requirements

We believe that our existing cash balances will be sufficient to meet our working capital and capital expenditure requirements for at least the next 12 months. We evaluate potential acquisitions of other businesses, products and technologies and may in the future require additional equity or debt financings to accomplish any potential acquisitions

If we require additional capital resources to grow our business internally or to acquire complementary technologies and businesses at any time in the future, we may seek to sell additional equity or debt securities. The sale of additional equity or convertible debt securities could result in more dilution to our stockholders. Financing arrangements may not be available to us, or may not be available in amounts or on terms acceptable to us.

Factors that May Affect Future Results

We have a history of losses and if we do not become profitable, we may not be able to continue to operate.

We incurred net losses of approximately $77.1 million for the period from December 3, 1997 through September 30, 2001. We expect to continue to incur net losses in the foreseeable future. If we do not become profitable within the timeframe we predicted or expected by securities analysts or investors, the market price of our stock will likely decline. If we continue to incur net losses, we may not be able to increase our number of employees or our investment in capital equipment, sales, marketing and research and development programs. We do not know when or if we will become profitable. If we do achieve profitability, we may not sustain or increase profitability in the future and may not be able to continue to operate.

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

For the period ended September 30, 2001, no single customer accounted for 10% or more of our total revenue. Because we have a small number of customers and a few customers are likely to continue to account for a significant portion of our revenue, our revenue could decline because of the loss or delay of a single customer order or the failure of an existing customer to renew its term license. We may not obtain additional customers. The failure to obtain additional customers, the loss or delay of customer orders and the failure of existing customers to renew licenses will harm our operating results.

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

     .    dependence on local vendors; and

     . the effects of the terrorist attacks in the United Stats and the effects of the war on terrorism and any related conflicts or similar events worldwide.

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

We may experience a decrease in market demand due to the slowing economy in the United States which has been further stymied by the recent outbreak of terrorism, war and social and political instability.

Economic growth has slowed significantly, and some analysts believe the United States economy will experience a recession. In addition, the recent terrorists attacks in the United States may further add to the decline in the United States economy. The war on terrorism, along with the effects of the terrorist attack and other similar events, could have contributed to the further slowdown of the already slumping market demand for goods and services, including support automation software. If the economy continues to decline as a result of the recent economic, political and social turmoil, or if there are further terrorist attacks in the United States or elsewhere, we may experience decreases in the demand for our products and services, which may harm our operating results.

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

At September 30, 2001, our cash and cash equivalents consisted primarily of money market funds held by large institutions in the U.S. and our short-term investments were invested in government debt securities maturing in less than eighteen months.

PART II:  OTHER INFORMATION

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

     (a) Exhibits

     See Exhibits attached hereto which is incorporated herein by reference

     (b) Reports on Form 8-K:

     No reports on Form 8-K were filed with the Securities and Exchange Commission during the three months ended September 30, 2001.

                                    SIGNATURE

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

November 14, 2001                     SUPPORT.COM, INC.

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

                       EXHIBIT INDEX TO SUPPORT.COM, INC.
                          QUARTERLY REPORT ON FORM 10-Q
                    FOR THE QUARTER ENDED SEPTEMBER 30, 2001



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