Form 10-K405
period 2001-12-31
SUPPORTSOFT INC
filed 2002-03-29
CIK 1104855

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2001

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For The Transition Period From _______________ To _______________

Commission File No. 000-30901

SUPPORTSOFT, INC.
(formerly Support.com, Inc.)
(Exact Name of Registrant as Specified in Its Charter)

Delaware	94-3282005
State or Other Jurisdiction of Incorporation or Organization	(I.R.S. Employer Identification No.)

575 Broadway, Redwood City, CA	94063
(Address of Registrant’s principal executive offices)	(Zip Code)

Registrant’s telephone number including area code (650) 556-9440

Securities registered pursuant to Section 12(b) of the Act: NONE

Securities registered pursuant to Section 12(g) of the Act:
Common Stock, $.0001 par value
(Title & Class)

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   Yes ☒    No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

The aggregate market value of the Registrant’s common stock, $.0001 par value, held by non-affiliates of the Registrant was approximately $48,741,853 based upon the average high, low and close price, as of March 15, 2002. As of March 15, 2002, there were 33,494,459 shares of Registrant’s common stock outstanding. Shares of Common Stock held by each executive officer, director, and 10% stockholder based on Schedule 13G filings, have been excluded since such persons may be deemed affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of Registrant’s definitive proxy statement (the “Proxy Statement”) to be mailed to stockholders in connection with its 2002 annual meeting of stockholders scheduled to be held on May 28, 2002 are incorporated by reference into Part III of this report. Except as expressly incorporated by reference, the Registrant’s Proxy Statement shall not be deemed to be part of this report.

SUPPORTSOFT, INC.

FORM 10-K

FOR FISCAL YEAR ENDED DECEMBER 31, 2001

The statements contained in this Report on Form 10-K that are not purely historical are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, including statements regarding our expectations, beliefs, intentions or strategies regarding the future. Words such as “anticipates,” “expects,” “intends,” “plans,” “believes,” “seeks,” “estimates” and similar expressions identify such forward-looking statements. These forward-looking statements are subject to risks and uncertainties that could cause actual results to differ materially from those indicated in the forward-looking statements. These are statements that relate to future periods and include statements relating to anticipated features and benefits of our products and services, statements by independent research firms relating to industry statistics and projections and statements by independent research firms relating to anticipated increases in the number of people using the web, the number of programs on the average personal computer, the amount of business to business infrastructure spending, the market for software support, the integration services industry and customer trends, statements relating to our strategy and components of our strategy, including our intentions to expand our market reach to large software application vendors, to continue to develop advanced support and service technologies, to expand our presence in corporate enterprises to create new sales entry points, to increase our share of the broadband service provider market, to expand our sales and distribution capabilities, to continue to increase customer return on investment, and to meet support requirements around the globe, our expectations as to benefits we may derive from our strategic alliances, as to expected net losses, expected cash flows, expected expenses including those related to sales and marketing, research and development and general and administrative, expected revenue and sources of revenue, expected impact, if any, of legal proceedings, expected increases in headcount, the adequacy of liquidity and capital resources, growth in business and operations and the effect of recent accounting pronouncements. Factors that could cause actual results to differ materially from those predicted, include but are not limited to, the Company’s dependence on a small number of relatively large orders, the Company’s ability to attract and retain customers for existing and new services and to achieve adoption and acceptance of our products and services, the Company’s ability to recruit and retain employees particularly in the areas of sales, engineering and support services, the ability of our products to achieve market penetration, the ability to use or integrate third-party technologies and to expand infrastructure to meet the demand for the Company’s services, the Company’s ability to expand internationally, the Company’s ability to control expenses, the economy and the strength of competitive offerings. Additional factors, which could cause actual results to differ materially, include those set forth in the following discussion, and, in particular, the risks discussed in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Other Factors Affecting our Business and Operating Results.” These forward-looking statements speak only as of the date hereof. Unless required by law, the Company undertakes no obligation to update publicly any forward-looking statements.

PART I

ITEM 1.    BUSINESS

Overview

Effective on March 28, 2002, the company changed its name from Support.com, Inc. to SupportSoft, Inc.

We are a leading provider of support automation software. Our Web-based family of software solutions is designed to help corporations automate and personalize the service and support they provide to their employees, customer and partners. Our software helps reduce manual steps in the service and support process and specializes in automated problem resolution. We believe that as a result, our software accelerates business growth, reduces operational costs and contributes to improved user satisfaction through faster, more precise resolution of problems associated with the use of operating systems, networks, software applications, business processes and other technologies.

Corporations utilize our software in different ways. Corporate information technology departments use our software to provide technical support to their company’s employees. Hardware and software manufacturers and support outsourcers license our software to support their respective products or services used by their customers. Broadband service providers utilize our software to help service their subscribers by streamlining the provisioning and installation of high-speed Internet connections, as well as help provide ongoing service throughout the subscriber’s lifecycle.

The common denominator in all cases is our software’s ability to solve problems. Our products offer automated, personalized support designed to resolve problems through system self-healing, mass healing, user self-service, and intelligent assisted support—delivered through the Internet. As the diversity of technology increases, the number and types of applications proliferate, and the reliance on technology of all kinds intensifies, we believe that support automation software will play an increasingly essential role in helping enterprises function and compete effectively.

Customers using our products and services include corporate enterprises such as General Electric, Cisco Systems, Bank of America, and Procter & Gamble; broadband service providers such as Comcast Online Communications, SBC Communications, Cox Communications, and Charter Communications; personal computer manufacturers such as IBM and Sony; and support outsourcers such as Computer Sciences Corporation, IBM, and Perot Systems.

Industry Background and Customer Markets

We believe that as technology continues to advance into all aspects of professional and personal life, service and support problems increase proportionately. For example, Gartner research indicates that in 1995 the typical internal help desk analyst supported 20 applications and received 0.8 user calls per month. By 2000 these figures climbed to 200 applications supported by each analyst, while user calls increased to 1.3 user calls per month. Historical approaches to resolving service and support issues are difficult to scale in meeting the growing enterprise and user requirements of tomorrow.

We believe service and support automation can help drive significant cost efficiencies in addressing both employee and customer needs — plus increase the satisfaction associated with each. Moreover, it can help deliver a clear and measurable return on an enterprise’s investment in automating their service and support operations. This can provide a significant competitive advantage to companies during a time of tight technology spending and management pressure to demonstrate immediate return on technology investments.

We market and sell our support automation software primarily to corporate enterprises, broadband service providers, support outsourcers, computing device manufacturers and businesses that seek to extend their support or service solutions to their supplier and partner networks. The primary audience for our software is corporate information technology departments that are seeking to improve the productivity of their company’s employees and reduce operational expenses associated with providing technical support. Companies license our Resolution Suite to provide a global, scalable support solution with the ability to provide support for a full spectrum of simple to complex technical issues to employees, even if working remotely. A representative sample of our corporate enterprise customers include: Bank of America, Bear Stearns, Belgacom, British Telecom, China American Petroleum, Cisco Systems, Clorox, CompuCom, Computer Sciences Corporation, General Electric, JCPenney, McKesson HBOC, Procter & Gamble, Siebel Systems, Schlumberger Omnes, and Telewest.

Corporations may extend their support capabilities outside their enterprise because suppliers, partners, and customers can also benefit from a company’s more efficient support processes. Our new Satisfaction Suite software is designed to help enterprises service their customers over the Internet for questions related to basic technical support issues or simple non-technical “how to” or “how do” questions, such as “what is the status of my insurance claim.” In December 2001, we licensed our new Satisfaction Suite software to our first customer, Health Care Service Corporation of America, an insurance provider.

Certain corporate enterprises prefer to outsource their support or service department. Support outsourcers license our products to provide a full range of support to another enterprise’s employees or customers. An example of support outsourcers utilizing our software include: Computer Sciences Corporation, IBM, Perot Systems, and CompuCom.

Broadband service providers such as cable companies and telecommunications firms address technical issues facing corporate customers and consumers who are seeking high speed Internet connectivity. Such issues start from the time the subscriber makes the decision to purchase a broadband connection for their household or business and continue through the subscriber’s ongoing use of the Internet connection including issues such as accessing email and clearing a browser cache. The Broadband Resolution Suite software can help broadband service providers, such as cable companies and telecommunications firms, resolve problems associated with the installation and provisioning of broadband service and facilitate customer service throughout the subscriber’s lifecycle. The following customers have licensed our software: BellSouth, Charter Communications, Comcast Cable Communications, Cox Communications, Globo Cabo, Road Runner, a division of AOL/Time Warner, and SBC Communications.

Computing device manufacturers traditionally answered a customer’s questions with a telephone call. Support automation software allows them to move users from telephone support to Web-based support, and can reduce costs associated with providing customer service. In addition to supporting personal computers, our Resolution Suite can support hand-held devices running the RIM Blackberry, Microsoft PocketPC, or Palm OS platforms. The following personal computer manufacturers are customers of SupportSoft: IBM, Samsung Electronics, Sony Electronics and Toshiba.

Strategy

SupportSoft’s mission is to deliver the premier software platform for technology problem resolution ranging across systems and networks, personal computers, servers, devices and instruments, security, software applications and business processes. Key components of our strategy include:

Continue to Develop Advanced Support and Service Technologies.    Our product offerings contain leading technologies that have been awarded with five patents while four additional patents are pending. Our products are designed to solve difficult service and support problems, primarily those revolving around technical issues. We intend to continue investing substantial resources in developing and potentially acquiring innovative Web-based technologies that enhance the personalization, automation and overall effectiveness of our solutions. We plan to continue developing technologies to support additional platforms and applications. Our goal is to understand the customers’ problems and provide the underlying technology that resolves them. We will continue to foster an environment to obtain feedback from our customers, including ongoing meetings of our Customer Advisory Council, on which several customers from our Fortunate 100 customer base serve to provide us with valuable feedback that we can integrate into future generations of our products.

Expand our Presence in Corporate Enterprises.    We intend to deepen our presence within corporate enterprises based on our experience in understanding the solution needs of corporate environments. In addition, we plan to develop new or add-on products to strengthen our customer relationships and generate new revenue opportunities for the company, while allowing existing customers the ability to leverage the investment already made in our underlying software. Potential new product opportunities include those with features addressing asset management, security attack recovery and infrastructure management.

Create New Sales Entry Points.    In evolving our product offering, we believe we can create new opportunities to cross-sell our products. For example, a current customer using our Resolution Suite software to provide internal employee support is a candidate customer for our Satisfaction Suite software for external customer support. Similarly, a customer using the Broadband Resolution Suite software is a candidate to purchase our Resolution Suite software for employee support. Offering multiple service and support applications provides more opportunity to sell not just inside to internal information technology departments but to a company’s line of business managers as well.

Increase our Share of the Broadband Service Provider Market.    We currently count six of the eight largest broadband service providers in the United States as our customers. We intend to further assert our market leadership for support of high-speed connectivity both in the United States and abroad. We believe that the international marketplace is virtually untapped for automated service software in the broadband service provider market.

Extend our Sales and Distribution Reach.    We plan to continue developing both our direct sales force and our relationships with indirect sales channels, notably support outsourcers. We work with some of the world’s largest, most successful support outsourcing companies, including IBM, Computer Sciences Corporation and Compaq. We believe that our indirect sales channel will add cost efficiencies, extend our reach into current and new market segments, and complement our direct sales efforts. For example, IBM Global Services has adapted our software as an outsourced support solution under their own brand termed the Virtual Help Desk. We believe that a combination of direct and indirect sales channels is the best method of growing our customer base.

Continue to Increase Customer Return on Investment.    Automated problem resolution starts with effective technology, however, people and process are critical to ensuring that the technology is deployed correctly and that the customer realizes its full benefits. Our Global Services organization works closely with our customers to develop an in-depth understanding of their businesses, and to help the customers effectively deploy our support solution to increase their return on investment. We plan to continue working with our customers as they use support and service automation, to improve the depth of our product offerings and, to identify new support challenges to address.

Meet Customer Requirements Around the Globe.    The demands for better, more efficient user support are understood by leading corporations throughout the world. Accordingly, global deployment has been an essential part of our product development strategy since our inception as a company. Today, many of our products are localized in 10 languages. Sales and marketing of these localized solutions is managed through the company’s Pacific Rim offices in Hong Kong, Singapore, Australia and Japan and our European operations in the United Kingdom and Germany.

Products

SupportSoft’s products are organized into three software application suites to address the unique needs of different market requirements. These suites include the Resolution Suite, the Broadband Resolution Suite, and the Satisfaction Suite.

    The Resolution Suite

The Resolution Suite is our principal product offering for corporate enterprises interested in providing support automation to their employees. In addition, the Resolution Suite is also purchased by support outsourcers and personal computer manufacturers, as well as manufacturers of devices such as the RIM Blackberry, Microsoft PocketPC, or Palm OS platforms, to provide technical support to their customers. The Resolution Suite consists of four key products that provide a modular approach to building comprehensive support solutions.

User Center

The User Center provides users with self-healing and automated self-service capabilities to resolve problems and questions that normally require a call to the call center or help desk. The User Center acts as the user’s personalized, context-sensitive support assistant, identifying and automatically solving problems before they cause users to experience problems. The User Center provides a single source of information for addressing software and system malfunctions and responding to users’ queries.

Support Center

The Support Center provides a centralized support infrastructure and software components for analysts to provide remote assisted service, enterprise-wide problem resolution and management and administration of the overall support environment. This product provides support analysts with the ability to deliver context-sensitive diagnosis and resolution of user problems. The Support Center builds on the User Center’s support capabilities in an effort to rapidly resolve support requests that are escalated to the call center or help desk. The Support Center provides support for a comprehensive range of call types, including solving problems, answering questions and resolving requests for system modifications.

The Support Center enables support analysts to provide enhanced assisted service with a set of tools for diagnosing and resolving problems from remote locations. By integrating the User Center’s knowledge and user history with remote assisted service, the Support Center provides support analysts with appropriate information that they would normally need to gather manually. The Support Center allows support analysts to identify the fundamental causes of problems and enable users and support staff to systematically and rapidly resolve them without desktop visits or lengthy interactions between the user and the analyst. The result is a significant reduction in call times, which can lead to improved service to users and lower support costs.

The enterprise healing capabilities of the Support Center enable the support organization to solve problems for a large number of users across the organization before user productivity becomes impaired. We term this “mass healing.” Mass healing allows the IT organization to identify problems, such as a virus outbreak, that could affect large numbers of users and repair them before users suffer downtime.

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

Support Portal Hub

The Support Portal Hub is the centerpiece of the Resolution Suite. The Support Portal Hub works with the Internet-enabled Support Center and User Center to provide support organizations with the components and infrastructure they need to build interactive, full-service, context-sensitive and personalized online support. Through our SmartIssue technology, information about the user, the user’s computing environment and the user’s question or problem is provided to the Support Portal Hub. The Hub then analyzes this information for resolution by either self-service or optimized self-service. When appropriate, it can feed the information into call-tracking systems in order to populate trouble tickets or into knowledge bases to automatically enable better solution matching and problem resolution. The Support Portal Hub also provides mechanisms to protect the user’s privacy and security. Lastly, the Support Portal Hub acts as a repository in recording the history of all support transactions and information and helps create Scorecard reports, which provide real-time insight into day-to-day operations.

Foundry

The Foundry is a development environment for authoring automated solutions and managing support content that can be utilized by the User Center, Support Center and Support Portal Hub. The Foundry’s authoring capabilities enable support organizations to create automated solutions, or SupportActions, that support user applications and operating system components, automate common support activities and schedule jobs to manage user systems. SupportActions can be created for a complete range of support requests.

    The Broadband Resolution Suite

The Broadband Resolution Suite has been designed specifically to address the unique needs of broadband service providers, whether the broadband delivery is via digital subscriber line (DSL) or high speed cable. The Broadband Resolution Suite has been developed using SupportSoft’s core support automation infrastructure. It is a fully integrated, end-to-end solution that automates all aspects of subscriber assistance, from connection through the ongoing support during the customer lifecycle. SupportSoft developed and markets the connection management module of the Broadband Resolution Suite along with BroadJump, Inc. The SmartConnect module can be made available only as a joint offering from SupportSoft and BroadJump. The connection management module, namely “SmartConnect,” enables the broadband subscribers to easily diagnose and solve their own connection problems.

The Broadband Resolution Suite consists of four modules that together can be used to build a comprehensive, scalable and dynamic support infrastructure for subscriber service and support. The Support Portal Hub, SmartConnect, Support Center and Foundry are the building blocks of a customizable solution that can meet service provider’s specific needs.

The Broadband Resolution Suite was designed to provide the following benefits:

•	Diagnoses both PC and network/service problems including customer premises equipment (Cable/DSL modems)

•	Personalizes the repair and assisted service solutions for the subscriber’s personal computing environment

•	Offers the subscriber easy access to solutions so that they can solve problems themselves

•	Provides targeted solutions based on service status

•
Protects subscriber privacy and security by putting the subscriber in control of what information is passed to the service provider. All information gathering is permission-based and initiated by the subscriber.

    The Satisfaction Suite

The Satisfaction Suite enables companies to provide service to its customers over the Internet, related to basic technical support issues or simple “how to” or “how do” questions. The Satisfaction Suite offers customers the ability to help themselves and, if the customer’s question is still not resolved via self-service, it provides the ability for the customer to automatically escalate to a customer service representative. In doing so, it rewards the customer for their self-service efforts by arming the customer service representative with the self-service steps already taken. The Satisfaction Suite consists of two key components that provide a modular approach to building comprehensive service solutions that make the Internet integral to a customer contact center.

CustomerAdvisor

The CustomerAdvisor provides users with automated self-service help to questions related to the products or services provided by a company, thereby reducing the number of calls into the customer service department and increasing customer satisfaction.

ServiceAdvisor

The ServiceAdvisor provides the customer service representative with information helpful to answer the customer’s question, without requesting information already supplied by the customer during the self-service session. In addition, the ServiceAdvisor can be integrated with a third party Customer Relationship Management (CRM) application and automatically populate trouble tickets, shortening the length and reducing the cost of each call.

    Add-On Modules

Integration Toolkit

The Integration Toolkit enables customers to integrate our software Suites into a customer’s existing website. In addition, the Integration Toolkit allows the customer to customize and brand the user-facing portion of the Suites.

Activators

The Activators enable customers to integrate the Suites with a variety of call tracking systems, including Peregrine Remedy, Siebel Systems, Tivoli, Amdocs (formally Clarify), and PeopleSoft. The Activators enable the call tracking systems to be populated with the user information obtained during the support or service session.

Additional Products

We currently market and sell complementary add-on products from third party vendors for password management, content, and e-learning authoring tools.

Technology

Our core technologies enable our products to easily adapt to varying environments and to reduce the manual labor in the support process. We have five patents related to our SmartIssue, DNA Probe, and Software Vault Technologies. We have four additional patents pending. The following is a summary of our core technologies:

SmartIssue Technology

When a user has a problem or question, our patented SmartIssue technology automatically collects personalized information about the user, the system and the problem. Such information is delivered to the support professional only upon the user’s consent to help the user’s privacy remain intact. Based on a just-in-time analysis of this information, SmartIssue technology automatically and intelligently connects users to the support tools, personnel and communication channels that best address the support issue.

SmartResult System

The SmartResult system combines SmartIssue information with advanced search technology, to automate problem resolution for “how-to” questions to help deliver the best, most precise answer to a user’s inquiry. The SmartResult system can target users based upon defined characteristics such as which department the user is in or whether the user is a mobile user, or whether the user speaks a foreign language.

DNA Probe—Personalized Support

Our patented DNA Probe provides detailed data about users, their system and their software. DNA Probe technology automatically identifies the characteristics of each user’s software applications and operating system components and tracks them over time. This personalized data can be used to quickly sift through large amounts of information, compare historical data and highlight potential fundamental causes of problems. For example, the DNA Probe technology automatically identifies all of the network settings for each individual user, including the network address, machine name, Internet configuration and the specific drivers for their network card. The DNA Probe can dynamically learn about an individual computing environment to efficiently provide a user with personalized support solutions.

SupportAction—Point-and-Click Development and Delivery

Many custom support solutions can be packaged as SupportActions, which enable the automation of common support requirements such as solving problems or answering questions. Support analysts use the Foundry to create custom SupportActions using a point-and-click interface. Support organizations can program existing applications, commands and content into SupportActions to turn static information into automated knowledge. For example, the support organization could integrate a diagnostic program into a SupportAction so that the user can automatically perform the steps described by the diagnostics program. SupportActions can accommodate many scripting languages and a wide range of content.

DNA Infrastructure

Our DNA Infrastructure provides a common mechanism for the distribution and application of changes to one or more machines. This infrastructure is used across our products so that changes made to a user’s machine are consistent, reversible and recorded. Repair to a user’s machine, comparison of one machine to another, installation, modification and distribution can all be achieved using our DNA Infrastructure. Support solutions are easier to develop with this infrastructure because steps that are done manually and are potentially error-prone are replaced by automatic and consistent mechanisms. This can facilitate rapid development and reduce the cost of on-going maintenance.

Nexus—Enhanced Communication Infrastructure

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

Software Vaults—Efficient Storage Management

Once a user’s problem is diagnosed, the solution is delivered to the user from the Software Vault. Support solutions generally require access to a large amount of support content, in the form of files, programs and other information, which must be available locally or across a network. Our patented Software Vault provides efficient and redundant storage, retrieval and management of this support content. Files and programs for supported applications, operating system components and all SupportActions are stored in the Software Vault.

Sales and Distribution

We sell our software through a combination of direct and indirect sales channels. Our direct sales efforts to corporate customers are focused on several industries, including financial services, telecommunications, technology and manufacturing. Our indirect sales channel consists of support outsourcers, live support providers, system integrators, and resellers. We sell to corporate enterprises, service providers and device manufacturers primarily through our direct sales channel. Currently, we manage direct and indirect sales channels from the United States, covering North America, from the United Kingdom and Germany covering Europe, the Middle East and Africa, and from Singapore, Australia, Japan and Hong Kong covering the Asia Pacific region.

We have established sales and distribution alliances with specialized technology and services firms that deliver our solutions to multiple market segments. We believe these distribution relationships allow us to benefit from the marketing and lead generation capabilities of these firms, and are intended to increase geographic sales coverage and to address various customer segments ranging from mid-market businesses to government to large corporate customers complementary to our direct sales efforts.

Included within these distribution alliances are support outsourcers. Support outsourcers seek ways to provide new value and increase service levels to current customers, as well as prospects. SupportSoft’s software can help outsourcers increase customer satisfaction and provide ongoing value in the relationship by reducing the time and expense it takes to resolve technical problems for a customer’s software applications. For example, IBM Global Services has adapted our software as an outsourced support solution under their own brand termed the Virtual Help Desk.

Technology Alliances

We employ technology alliances to help ensure that our support automation software can be integrated with the applications, software and network solutions of our customers. We also enter into alliances with partners that we believe can enhance our solution or can assist customers in gaining more value from SupportSoft software. These may include companies marketing Internet infrastructure software, operating systems, software tool providers and applications developers. Examples of such alliances include Contrado, with which we partner in selling an integrated solution for deployment and support of software solutions for large enterprises, and BroadJump, with which we have partnered in selling a robust solution to broadband service providers.

We work with our customers to understand where technology alliances can provide the greatest benefit to them, whether their requirements are for ease of integration with legacy applications, providing a complementary solution to their existing user support applications or leveraging a fully developed knowledge base. Through this customer dialogue, we have created technical and other forms of alliances with companies such as Tivoli, Amdocs, and Peregrine Remedy, to complement their call tracking applications, with companies like Serviceware and Primus to add value to their knowledge management solutions, and with software companies like Siebel, MicroMuse, and PeopleSoft which offer software complementary to ours. Our alliances can allow the customer to realize a higher return on a SupportSoft investment, because we work with solutions that they already have in place, or are actively considering for deployment.

Global Services

Our Global Services organization provides professional service offerings to our customers ranging from architectural design to ongoing support. Our Global Services group customizes solutions for our customers that can be used across all or parts of their organizations. Its capabilities are principally divided into five areas:

Implementation.    Provides architectural design, transformation, product integration and deployment services.

Education.    Trains customers and those parties with whom we have alliances in the design, implementation and use of our products.

Technical Support.    Responds to design, feature, implementation and deployment questions.

Customer Care.    Provides ongoing assistance to optimize customer communication and feedback for smooth technology deployment, including using our own software to provide an Internet support portal, entitled ExpertExchange, as well as regular user group forums by which customers can assist each other in discussing product issues and opportunities.

Strategic Services.    Educates customers on “best practices” for supporting and servicing users and encouraging users to move from traditional support processes, such as a phone call to the help desk, to an automated approach, in order to accelerate the customer’s return on investment.

Under a maintenance contract, our customers receive generally available new releases, corrections, enhancements, and updates to the products they have licensed.

Research and Development

We devote a substantial portion of our resources to developing new and enhanced versions of our support automation software, conducting product testing and quality assurance testing and improving our core technologies. Fundamental to our research and development strategy is rapid product develop cycles, continuous improvement, and customer feedback. We believe that customers serve as an extension of our research and development process by providing us with valuable feedback from their hands-on usage to assist with our product improvements, implementation services and new market opportunities and strategy. We have created a Customer Advisory Council with a representative sample of our customers to formalize this input.

Our research and development expenditures were approximately $12.6 million in 2001, $10.9 million in 2000, and $2.3 million in 1999. We expect to continue to devote significant resources to research and development for the next several years.

Intellectual Property

Patents

We have five patents in the general areas of automated discovery of dynamic configurations, our SmartIssue technology and our software vault technology. We have four patent applications pending in the United States, and we may seek additional patents in the future. We do not know if our patent applications or any future patent application will result in a patent being issued with the scope of the claims we seek, if at all. Also, we do not know whether any patents we have or may receive will be challenged or invalidated. It is difficult to monitor unauthorized use of technology, particularly in foreign countries where the laws may not protect our proprietary rights as fully as in the United States, and our competitors may independently develop technology similar to ours.

Copyright, Trademark and other Proprietary Rights

Our trademarks and service marks include SupportSoft and related designs, Support.com and related designs the “support man” logo, ContextResponse Technology, CustomerAdvisor, DNA, DNA Probe, Mobile Support Suite, Nexus, RapidReset, Resolution Suite, Resolution Suite Integration Toolkit, Satisfaction Suite, ServiceAdvisor, SmartIssue, SupportAction, and SupportTrigger. We claim common law rights for other marks in certain additional markets as well. The adoption of the new trademark and corporate name SupportSoft increases the risk that a prior user could view the mark or name to be confusingly similar to the prior user’s mark or name. Although the Company has conducted limited trademark and trade name searches, and does not believe the SupportSoft trademark and corporate name will infringe any known party’s trademark rights, it is possible that a third party will claim our use of SupportSoft infringes its trademark. Third parties may infringe or misappropriate our copyrights, trademarks and similar proprietary rights. We rely on a combination of copyright, trade secret, trademark and contractual protection to establish and protect our proprietary rights that are not protected by patent. We also enter into confidentiality agreements with our employees and consultants involved in product development. We routinely require our employees, customers and potential business partners to enter into confidentiality agreements before we will disclose any sensitive aspects of our business. Also, we require employees to agree to surrender to us any proprietary information, inventions or other intellectual property they generate or come to possess while employed by us. Despite these efforts, unauthorized parties may attempt to copy or obtain and use our products or technology. These precautions may not prevent misappropriation or infringement of our intellectual property.

Our Infringement of Others’ Intellectual Property

We may be involved in legal proceedings and claims in the ordinary course of our business, including claims of alleged infringement of the patents, trademarks and other intellectual property rights of third parties. Also, patent applications may have been filed which relate to our software products. Intellectual property litigation is expensive and time-consuming and could divert management’s attention away from running our business. This litigation could also require us to develop non-infringing technologies or enter into royalty or license agreements. These royalty or license agreements, if required, may not be available on acceptable terms, if at all. Our failure or inability to develop non-infringing technologies or license the proprietary rights on a timely basis would harm our business. In March of 2001, Previo, Inc. filed a patent infringement lawsuit against us. In February of 2002, the parties agreed to an amicable business resolution and the claims of both parties have been dismissed. As of March 15, 2002, SupportSoft is not involved in any infringement lawsuits.

Competition

Our competitors may be able to respond more quickly to new or emerging technologies and changes in customer requirements. Our potential competitors may have longer operating histories, significantly greater financial, technical and other resources or greater name recognition than we do. We encounter competition from a number of different sources, including internal development, point application vendors and other competitors. Competition could seriously harm our ability to sell additional software, maintenance renewals and services on terms favorable to us. Competitive pressures could also reduce our market share or require us to reduce the price of products and services, which could harm our business, financial condition and operating results.

Internal Development

Our customers and potential customers have developed or may develop support automation software systems in-house. We expect that internally-developed applications will continue to be a principal source of competition in the foreseeable future. The competitive factors in this area require that we produce a product that conforms to the customer’s information technology standards, scales to meet the needs of large enterprises, and costs less than the result of an internal development effort.

Point Application Vendors

The market for our products is intensely competitive, subject to rapid change and significantly affected by new product introductions and other market activities of industry participants. Although we do not believe there is one dominant competitor in the market for all aspects of our support automation solution, there are vendors who offer products and services with features that compete with specific elements of our solution.

Other Competition

We may encounter competition from other software companies to the extent that we enter each other’s market. These companies may include, customer relationship management, or CRM, solutions companies, including Kana Communications, eGain, Motive Communications and Oracle Corporation; consolidated service desk solution vendors, including Amdocs, and Peregrine Corporation; and software release management companies, such as Novadigm.

We believe that the principal competitive factors in our market include quality of client base, timing of return-on-investment, product functionality, quality and performance, responsiveness of new products to the market in a timely manner, customer service and support; and pricing. Our continued success will depend on our ability to maintain our technological advantage, introduce timely enhanced products to meet the growing support needs, deliver on-going value to our customers and scale our business.

Employees

As of December 31, 2001, we had 155 full-time employees. None of our employees are covered by collective bargaining agreements. We believe our relations with our employees are good.

ITEM 2.    PROPERTIES

Our corporate headquarters are located in Redwood City, California, where we lease approximately 23,600 square feet under a lease that expires in May 2003, with an option to extend for an additional two years. As of December 31, 2001, we also leased office space in 14 other cities for our sales and support personnel. The terms of these leases expire beginning in August 2002 and ending in February 2006, and automatically renew unless earlier terminated. We may require additional space to meet our needs within the next 12 months.

ITEM 3.    LEGAL PROCEEDINGS

In March of 2001, Previo, Inc. filed a patent infringement lawsuit against us. In February of 2002, the parties agreed to an amicable resolution and the claims of both parties have been dismissed. As of March 15, 2002, SupportSoft is not involved in any infringement lawsuits.

On or about November 30, 2001, Dana [sic] Risley, on behalf of herself [sic] and other similarly situated, filed a lawsuit, styled as a class action, against us in the United States District Court for the Southern District of New York. The complaint alleges, inter alia, that our Registration Statement and Prospectus dated July 18, 2000 for the issuance and initial public offering of 4,250,000 shares of the Company’s common stock contained material misrepresentations and/or omissions, related to alleged inflated commissions received by the underwriters of the offering. The lawsuit seeks unspecified damages as well as interest, fees and costs. The defendants named in the lawsuit are the Company, Radha Basu, Brian Beattie, Credit Suisse First Boston Corporation, Bear, Stearns & Co. Inc., and FleetBoston Robertson Stephens Inc. While it is too early to predict with certainty the outcome of the litigation, we believe that the claims against the Company and its directors are without merit and we intend to defend the lawsuit vigorously.

We are not currently a party to any other material legal proceedings. We are involved, and may from time to time become involved, in legal proceedings arising in the ordinary course of business or incidental to our business.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of security holders during the fourth quarter of the year ended December 31, 2001.

Executive Officers of the Registrant

Our executive officers and their ages as of March 15, 2002, are:

Name	Age	Position
Radha R. Basu	51	Chief Executive Officer, President and Chairman of the Board
Brian M. Beattie	48	Chief Financial Officer, Executive VP of Finance and Administration
Scott W. Dale	32	Chief Technical Officer and Vice President of Engineering
Cadir B. Lee	30	Chief Software Officer
Lucille K. Hoger	48	Vice President of Operations
Bruce Mowery	56	Vice President of Marketing
David Duckwitz	39	Senior Vice President of Sales

Radha R. Basu.    Ms. Basu has served as President, Chief Executive Officer and as a director of SupportSoft since July 1999 and became Chairman of the Company’s Board of Directors in January 2001. Ms. Basu worked at Hewlett-Packard Company, a computing and imaging solutions provider company, from November 1978 to January 1999, and held various general management positions, most recently the general manager of the electronic business software organization. Ms. Basu also serves as a director of Seec, Inc., an eBusiness solutions company. Ms. Basu holds a B.S. in engineering from the University of Madras, a masters degree in electrical engineering and computer science from the University of Southern California and is a graduate of the Stanford University executive management program.

Brian M. Beattie.    Mr. Beattie has served as Executive Vice President of Finance and Administration and Chief Financial Officer of SupportSoft since October 1999. From May 1998 to May 1999, he served as Vice President of Finance, Mergers and Acquisitions of Nortel Networks Corporation, a voice and data networking company. From July 1996 to April 1998, Mr. Beattie served as Group Vice President of Meridian Solutions of Nortel Networks Corporation. From February 1993 to June 1996, Mr. Beattie served as Vice President of Finance, Enterprise Networks, for Nortel Networks Corporation. Mr. Beattie holds a bachelor of commerce and an MBA from Concordia University in Montreal.

Scott W. Dale.    Mr. Dale co-founded SupportSoft and has served as the Chief Technical Officer of SupportSoft since its incorporation in December 1997, and assumed the role of Vice President of Engineering in April 2000. From January 1997 to December 1997, Mr. Dale served as a software consultant for M&I Data

Services, a financial transaction software company. From July 1992 to January 1997, Mr. Dale served as a software consultant to Hewlett-Packard Company, a computing and imaging solutions provider company. Mr. Dale holds a B.S. in computer science from Stanford University.

Cadir B. Lee.    Mr. Lee co-founded SupportSoft and has served as the Chief Software Officer of SupportSoft since its incorporation in December 1997. From 1995 to 1997, Mr. Lee served as a software consultant to Hewlett-Packard Company, a computing and imaging solutions provider company. Mr. Lee holds a B.S. in biological sciences and a B.A. in music from Stanford University.

Lucille K. Hoger.    Ms. Hoger has served as the Vice President of Operations of SupportSoft since February 2000. From 1996 to 2000, Ms. Hoger served as the Chief Operating Officer at ConnectInc.com, an e-commerce software company. From 1992 to 1995, she served as a principal for Gemini Consulting, an affiliate of Cap Gemini, a consulting company. Ms. Hoger holds a B.A. in accounting from Southwest Texas State University.

Bruce Mowery.    Mr. Mowery has served as the Vice President of Marketing at SupportSoft since January 2001. From 1999 to 2000, Mr. Mowery served as Executive Vice President for More.com, an eCommerce company. From 1995 to 1997, Mr. Mowery served as Vice President of Marketing for Visioneer, a leading manufacturer of computer imaging systems. From 1994 to 1995, Mr. Mowery served as Vice President of Marketing for MusicNet, an online music company. From 1984 to 1993, Mr. Mowery held various senior marketing positions at Apple Computer, most recently as Senior Director of Marketing for its personal computing products. Mr. Mowery holds a B.S. from Ohio State University, a masters in management from the American Graduate School of International Management, and a diploma from INSEAD, Europe’s leading business management school.

David Duckwitz.    Mr. Duckwitz has served as Senior Vice President of Sales since March 2001. From May 2000 to March 2001, he served as a Senior Vice President and General Manager of Stamps.com, an online provider of shipping and mailing solutions. From April of 1996 until March of 2000, Mr. Duckwitz served as a Senior Vice President of Sales for enterprise business applications solutions at Computer Associates International, a software company. Mr. Duckwitz holds a B.S. in computer information systems from California State Polytechnic University.

PART II

ITEM 5.	MARKET FOR THE REGISTRANT’S COMMON STOCK AND RELATED STOCKHOLDER MATTERS

Market of Common Stock

Our common stock has been traded publicly on the Nasdaq National Market under the symbol “SPRT” since July 19, 2000. Before July 19, 2000, there was no public market for the common stock. The following table sets forth for the periods indicated the highest and lowest sale price of the common stock during each quarter since July 19, 2000:

	High	Low
Fiscal Year 2000:
Third Quarter	$39.1875	$22.625
Fourth Quarter	$32.50	$8.625

Fiscal Year 2001:
First Quarter	$20.1875	$4.00
Second Quarter	$7.65	$2.50
Third Quarter	$6.41	$2.04
Fourth Quarter	$6.50	$2.00

Holders of Record

As of March 15, 2002, there were approximately 467 holders of record (not including beneficial holders of stock held in street name) of the common stock.

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

The information set forth below is not necessarily indicative of results of future operations and should be read with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the consolidated financial statements and related notes included in Items 7 and 8 of Part II of this Form 10-K.

	Year Ended December 31,			Period from Incorporation on December 3, 1997 to December 31, 1998
	2001	2000	1999
	(in thousands, except per share data)
Consolidated Statements of Operations Data:
Revenue:
License fees	$22,534	$13,732	$2,642	$18
Services	7,896	4,934	569	—

Total revenue	30,430	18,666	3,211	18
Costs and expenses:
Cost of license fees	621	1,405	4	—
Cost of services	6,234	5,910	965	—
Amortization of purchased technology	2,812	1,158	—	—
Research and development	12,637	10,913	2,348	1,132
Sales and marketing	27,482	22,754	7,924	1,197
General and administrative	6,131	4,325	1,845	451
Amortization of deferred compensation	4,271	10,787	3,809	42

Total costs and expenses	60,188	57,252	16,895	2,822

Loss from operations	(29,758)	(38,586)	(13,684)	(2,804)
Interest income, net	1,578	1,718	170	54

Net loss	(28,180)	(36,868)	(13,514)	(2,750)
Accretion on redeemable convertible preferred stock	—	(885)	(1,072)	(214)

Net loss attributable to common stockholders	$(28,180)	$(37,753)	$(14,586)	$(2,964)

Basic and diluted net loss per share attributable to common stockholders	$(0.91)	$(2.09)	$(2.20)	$(0.57)

Weighted average shares of common stock outstanding used in computing basic and diluted net loss per share	31,078	18,102	6,643	5,227

	December 31,
	2001	2000	1999	1998
	(in thousands)
Consolidated Balance Sheet Data:
Cash, cash equivalents and short-term investments	$26,272	$51,513	$12,489	$2,807
Working capital	22,945	41,853	10,478	2,979
Total assets	46,363	70,572	17,692	3,672
Long-term obligations	1,590	3,385	2,277	449
Redeemable convertible preferred stock	—	—	21,449	5,237
Accumulated deficit	(81,312)	(53,132)	(16,264)	(2,750)
Total stockholders’ equity (deficit)	24,297	46,159	(12,473)	(2,423)

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis should be read with “Selected Consolidated Financial Data” and our Consolidated Financial Statements and the related notes included elsewhere in this Form 10-K. The statements contained in this Report on Form 10-K that are not purely historical are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, including statements regarding our expectations, beliefs, intentions or strategies regarding the future. Words such as “anticipates,” “expects,” “intends,” “plans,” “believes,” “seeks,” “estimates” and similar expressions identify such forward-looking statements. These forward-looking statements are subject to risks and uncertainties that could cause actual results to differ materially from those indicated in the forward-looking statements. These are statements that relate to future periods and include statements relating to anticipated features and benefits of our products and services, statements by independent research firms relating to industry statistics and projections and statements by independent research firms relating to anticipated increases in the number of people using the web, the number of programs on the average personal computer, the amount of business to business infrastructure spending, the market for software support, the integration services industry and customer trends, statements relating to our strategy and components of our strategy, including our intentions to expand our market reach to large software application vendors, to continue to develop advanced support and service technologies, to expand our presence in corporate enterprises to create new sales entry points, to increase our share of the broadband service provider market, to expand our sales and distribution capabilities, to continue to increase customer return on investment, and to meet support requirements around the globe, our expectations as to benefits we may derive from our strategic alliances, as to expected net losses, expected cash flows, expected expenses including those related to sales and marketing, research and development and general and administrative, expected revenue and sources of revenue, expected impact, if any, of legal proceedings, expected increases in headcount, the adequacy of liquidity and capital resources, growth in business and operations and the effect of recent accounting pronouncements. Factors that could cause actual results to differ materially from those predicted, include but are not limited to, the Company’s dependence on a small number of relatively large orders, the Company’s ability to attract and retain customers for existing and new services and to achieve adoption and acceptance of our products and services, the Company’s ability to recruit and retain employees particularly in the areas of sales, engineering and support services, the ability of our products to achieve market penetration, the ability to use or integrate third-party technologies and to expand infrastructure to meet the demand for the Company’s services, the Company’s ability to expand internationally, the Company’s ability to control expenses, the economy and the strength of competitive offerings. Additional factors, which could cause actual results to differ materially, include those set forth in the following discussion, and, in particular, the risks discussed in “Other Factors Affecting our Business and Operating Results” and elsewhere in this Form 10-K. These forward-looking statements speak only as of the date hereof. Unless required by law, the Company undertakes no obligation to update publicly any forward-looking statements.

Overview

General

SupportSoft, Inc. (“SupportSoft”), formerly known as Support.com, Inc. and Tioga Systems, Inc., was incorporated in the state of Delaware on December 3, 1997. We are a leading provider of support automation software. Our Web-based family of software solutions is designed to help corporations automate and personalize the support they provide to their employees, customers and partners. Our software helps reduce manual steps in the service and support process.

Corporations utilize our software in different ways. Corporate information technology departments use our software to provide technical support to their company’s employees. Hardware and software manufacturers and support outsourcers license our software to support their respective products or services used by their customers. Broadband service providers utilize our software to help service their subscribers by streamlining the provisioning and installation of high-speed Internet connections, as well as help provide ongoing service throughout the subscriber’s lifecycle.

The common denominator in all cases is our software’s ability to solve problems. Our products offer automated, personalized support designed to resolve problems through system self-healing, mass healing, user self-service, and intelligent assisted support—delivered through the Internet. As the diversity of technology increases, the number and types of applications proliferate, and the reliance on technology of all kinds intensifies, we believe that support automation software will play an increasingly essential role in helping enterprises function and compete effectively.

Results of Operations

The following table presents certain consolidated statement of operations data for the periods indicated as a percentage of total net revenue.

	Years Ended December 31,
	2001	2000	1999
Revenue:
License fees	74%	74%	82%
Services	26	26	18

Total revenue	100	100	100

Costs and expenses:
Cost of license fees	2	8	—
Cost of services	21	32	30
Amortization of purchased intangibles	9	6	—
Research and development	42	58	73
Sales and marketing	90	122	247
General and administrative	20	23	57
Amortization of deferred compensation	14	58	119

Total costs and expenses	198	307	526

Loss from operations	(98)	(207)	(426)
Interest income, net	5	9	5

Net loss	(93)%	(198)%	(421)%

Years ended December 31, 2001, 2000 and 1999

Revenue

We generate revenue primarily from software licenses and related professional services. We market our products through a combination of direct sales, resellers and service providers. Through 2001, most of our revenue was derived from direct sales. Although we believe direct sales will continue to account for most of our license revenue for the foreseeable future, our strategy is to continue to increase the level of indirect sales activities. Revenue from customers outside the United States accounted for approximately 19% of our total revenue in 2001, 15% of our total revenue in 2000 and 1% of our total revenue in 1999.

Total revenue was $30.4 million in 2001, $18.7 million in 2000 and $3.2 million in 1999. Total revenue increased by approximately $11.8 million or 63%, in fiscal 2001 from fiscal 2000 and increased approximately $15.5 million or 481%, in fiscal 2000 from fiscal 1999. These increases were primarily because of greater market acceptance of our software products, expansion of our product line, a full year of term-based license revenue in 2001 and 2000 for arrangements entered into in the previous year and the increase in maintenance revenue and professional services performed.

License revenue

License revenue was $22.5 million in 2001, $13.7 million in 2000 and $2.6 million in 1999. License revenue increased by approximately $8.8 million or 64%, in fiscal 2001 from fiscal 2000 and increased approximately $11.1 million or 420%, in fiscal 2000 from fiscal 1999. These increases were primarily due to greater market acceptance of our software products, a full year of term based license revenue in 2001 and 2000 for arrangements entered into in the previous year and expansion of our product line. For the years ended December 31, 2001, 2000, and 1999, revenue from perpetual licenses as a percentage of total revenue was 20%, 24% and 65% and as a percentage of license fees was 27%, 33% and 79%, respectively.

Services revenue

Services revenue was $7.9 million in 2001, $4.9 million in 2000 and $569,000 in 1999. Services revenue increased by approximately $3.0 million or 60%, in fiscal 2001 from fiscal 2000 and increased approximately $4.4 million or 767%, in fiscal 2000 from fiscal 1999. These increases were primarily due to increased maintenance revenue and increased implementation, training and consulting services performed.

Cost of revenue

Total cost of revenue was $6.9 million in 2001, $7.3 million in 2000 and $969,000 in 1999. Cost of revenue decreased approximately $460,000 or 6%, in fiscal 2001 from fiscal 2000 and increased approximately $6.3 million or 655%, in fiscal 2000 from fiscal 1999. The decrease in cost of revenue in fiscal 2001 from fiscal 2000 was primarily due to a license fee payment of $1.0 million paid to ePeople in the third quarter of fiscal 2000. Since our purchase of the technology which we were previously licensing from ePeople, our consolidated statement of operations includes amortization of purchased technology. The increase in cost of revenue in fiscal 2000 from fiscal 1999 was primarily due to increased costs associated with growth in our professional services organization and royalties paid to third party software vendors including the one-time payment of $1.0 million mentioned above.

Cost of license revenue

Cost of license revenue consists primarily of fees paid to third parties under technology license arrangements. Cost of license revenue was $621,000 in 2001, $1.4 million in 2000 and $4,000 in 1999. Cost of license revenue decreased approximately $784,000 in fiscal 2001 from fiscal 2000 and increased $1.4 million in fiscal 2000 from fiscal 1999. The decrease in cost of license revenue in fiscal 2001 from fiscal 2000 and the increase in cost of license revenue in fiscal 2000 from fiscal 1999 were primarily due to a one-time license fee payment of $1.0 million paid to a third party in fiscal 2000. For the years ended December 31, 2001, 2000 and 1999, we incurred minimal shipping, packaging and documentation costs, as our product was delivered electronically over the Internet.

Cost of services revenue

Cost of services revenue includes salaries, travel costs net of reimbursements, related overhead expenses and payments made to third parties for consulting services. Cost of services revenue was $6.2 million in 2001, $5.9 million in 2000 and $965,000 in 1999. Cost of services revenue increased $324,000 in fiscal 2001 from fiscal 2000 and increased $4.9 million in fiscal 2000 from fiscal 1999. The increase in cost of services revenue in fiscal 2001 from fiscal 2000 was primarily due to an increase in salary expenses offset by a reduction in travel, consulting and recruiting expenses. The increase in cost of services revenue in fiscal 2000 from fiscal 1999 was primarily due to the growth in the number of employees in our professional services organization and to consulting and other fees paid to third parties.

Amortization of purchased technology

Amortization of purchased technology was $2.8 million in 2001, $1.2 million in 2000 and zero in 1999. These increases were attributable to the amortization of purchased technology from the acquisition of source code and related intellectual property rights from ePeople, Inc. in September 2000. We expect to amortize approximately $598,000 per quarter for the next three quarters related to this technology acquisition.

Operating expense

Research and development.    Research and development expense consists primarily of payroll expense and related costs for research and development personnel. Research and development expense is expensed as incurred. Research and development expense was $12.6 million in 2001, $10.9 million in 2000 and $2.3 million in 1999. Research and development expense increased approximately $1.7 million or 16%, in fiscal 2001 from fiscal 2000 and increased approximately $8.6 million or 365%, in fiscal 2000 from fiscal 1999. The increases in research and development expense in fiscal 2001 from fiscal 2000 and in fiscal 2000 from fiscal 1999 were primarily due to an increase in payroll expense, an increase in consulting costs and other costs incurred in connection with the development of new products and the expanded functionality of our support automation software as well as our increased investment in quality assurance. In fiscal 2001, the increases in research and development expense were offset by a reduction in travel and recruiting costs.

Sales and marketing.    Sales and marketing expense consists primarily of payroll expense, including salaries and commissions and related costs for sales and marketing personnel and promotional expenses, including public relations, advertising and trade shows. Sales and marketing expense was $27.5 million in 2001, $22.8 million in 2000 and $7.9 million in 1999. Sales and marketing expense increased by approximately $4.7 million or 21%, in fiscal 2001 from fiscal 2000 and increased approximately $14.8 million or 187%, in fiscal 2000 from fiscal 1999. The increases in sales and marketing expense in fiscal 2001 from fiscal 2000 and in fiscal 2000 from fiscal 1999 were due to a number of factors, including an increase in payroll expense, the opening of new sales offices in the United States, Europe and Asia and commission expense associated with increased revenue in both fiscal 2001 and fiscal 2000. In fiscal 2001, the increases in sales and marketing expense were offset by a reduction in travel and recruiting costs.

General and administrative.    General and administrative expense consists primarily of payroll expense and related costs of administrative personnel and professional fees for legal, accounting and other professional services. General and administrative expense was $6.1 million in 2001, $4.3 million in 2000 and $1.8 million in 1999. General and administrative expense increased approximately $1.8 million or 42% in fiscal 2001 from 2000 and approximately $2.5 million or 134% in fiscal 2000 from fiscal 1999. The increases in general and administrative expense in fiscal 2001 from fiscal 2000 and in fiscal 2000 from fiscal 1999 were primarily because of an increase in payroll expense and from additional legal, accounting and other professional services costs incurred in connection with supporting business activities.

Amortization of deferred compensation.    Deferred stock compensation represents the difference between the exercise price of options granted to employees and board of directors and the deemed fair value for financial statement reporting purposes of our common stock on their respective grant dates. Deferred stock compensation also includes the fair value of options and restricted stock granted to non-employees as determined under the Black Scholes model. We amortized deferred compensation expense related to employee and board of director option grants of approximately $4.3 million during the year ended December 31, 2001, $10.3 million during the year ended December 31, 2000 and $3.6 million for the year ended December 31, 1999. We reduced deferred stock compensation by $2.0 million in 2001 and $4.3 million in 2000 to reflect the cancellation of unvested stock options.

We also recorded variable accounting expense related to the amortization of deferred compensation for options to non-employees and the acceleration of vesting of certain restricted stock arrangements of zero for the year ended December 31, 2001, $501,000 for the year ended December 31, 2000 and $255,000 for the year ended December 31, 1999.

Interest income, net.    Interest income, net was $1.6 million in 2001, $1.7 million in 2000 and $170,000 in 1999. Interest and other income decreased approximately $140,000 or 8%, in fiscal 2001 from fiscal 2000 and increased approximately $1.5 million or 911%, in fiscal 2000 from fiscal 1999. The decrease in interest income, net in fiscal 2001 from fiscal 2000 was primarily attributable to the reduction in interest income earned on our cash, cash equivalents and investments due to lower cash, cash equivalents and short-term investment balances. The increase in interest income, net in fiscal 2000 from fiscal 1999 was primarily because of increased average cash balances resulting from our initial public offering in July 2000.

Provision for income taxes.    For the years ended December 31, 2001 and December 31, 2000, we incurred net losses for federal and state tax purposes and have not recognized any tax provision or benefit. As of December 31, 2001, we had federal and state net operating loss carryforwards of $34.4 million and $12.8 million, respectively. The net operating loss carryforwards expire on various dates beginning in 2005 through 2021. Given our limited operating history, our losses incurred to date and the difficulty in accurately forecasting our future results, management does not believe that the realization of the related deferred income tax asset meets the criteria required by generally accepted accounting principles. Therefore, we have recorded a 100% valuation allowance against the deferred income tax asset.

Liquidity and Capital Resources

Operating Activities

Net cash used in operating activities was $24.3 million in 2001, $16.5 million in 2000 and $8.0 million for 1999. Amortization of deferred stock compensation and amortization of purchased intangibles, which is included in the net loss, but does not require the use of cash, amounted to $7.1 million for the year ended December, 31, 2001 compared to $11.9 million and $3.8 million for 2000 and 1999. Net cash used in operations during 2001 was primarily the result of $28.2 million in net losses and a $5.0 million increase in accounts receivable and a combined decrease in accrued compensation and other accrued liabilities of $2.2 million, offset by a $1.4 million increase in deferred revenue. The increase in accounts receivable and deferred revenue for 2001 is primarily the result of increased sales at the end of the year and to a lesser extent anniversary billings from term deals closed in previous years.

Investing Activities

Net cash provided by investing activities was $28.9 million in 2001 and net cash used in investing activities was $35.8 million in 2000 and $8.7 million in 1999. Net cash provided by investing activities for the year ended December 31, 2001, was primarily due to the sale and maturity of $65.5 million in short-term investments offset by the purchase of $34.2 million in short-term investments.

Financing Activities

Net cash provided by financing activities was $1.3 million for 2001, $60.1 million in 2000 and $17.9 million in 1999. For fiscal 2001, cash provided by financing activities was attributable primarily to the purchase of common stock under the Employee Stock Purchase Plan and to a lesser extent the repayment of notes receivable from stockholders. For fiscal 2000, cash provided by financing activities was primarily attributable to the $61.8 million from the issuance of our common stock in our initial public offering in July 2000. In 1999, cash provided by financing activities included $15.4 million in proceeds from the issuance of preferred stock. In 1999, we borrowed $2.0 million from one financial institution which was repaid with the proceeds from our initial public offering.

Commitments

The following summarizes our contractual obligations at December 31, 2001 and the effect these contractual obligations are expected to have on our liquidity and cash flows in future periods (in thousands).

	Payments Due By Period
	Total	1 Year or Less	1–3 Years	After 3 Years
Purchased technology	$2,376	$1,449	$927	$—
Capital lease obligations	1,314	673	641	—
Operating leases	1,663	611	668	384

Total	$5,353	$2,733	$2,236	$384

Subsequent to December 31, 2001, we signed a new lease for our corporate headquarters in Redwood City, California. In conjunction with the new lease, we have future lease commitments of $720,000 in 2002 and $300,000 in 2003.

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

Critical Accounting Policies and Estimates

The preparation of our consolidated financial statements in conformity with accounting principles generally accepted in the United States requires us to make estimates and assumptions that affect the amounts reported in our financial statements and accompanying notes. Our significant accounting policies are described in Note 1 to the consolidated financial statements. The items in our financial statements requiring significant estimates and judgments include revenue recognition and allowance for bad debt.

Revenue Recognition

We license our software under term and perpetual licenses. License revenue is generally recognized when a customer agreement has been signed, the software product has been delivered, there are no uncertainties surrounding product acceptance, the fees are fixed or determinable, and collection is considered probable. If any of these criteria are not met, revenue recognition is deferred until all of the criteria are met. We sell our term licenses with maintenance for which we do not have vendor specific objective evidence to determine fair value. As a result, license revenue for term licenses is recognized ratably over the service period of the agreement, and license revenue includes maintenance for term licenses. We do not allocate maintenance revenue from term licenses to services revenue as we do not believe there is an allocation methodology that provides a meaningful and supportable allocation between license and maintenance revenues. SupportSoft considers all arrangements with payment terms extending beyond 12 months and other arrangements with payment terms longer than normal not to be fixed or determinable. If the fee is determined not to be fixed or determinable, revenue is recognized as payments become due from the customer. License revenue from arrangements with resellers is recognized ratably over the term of the arrangement commencing when payments are made or become due limited by guaranteed minimum amounts due under the arrangement or sell through activity.

Term licenses typically have a duration of 36 months, with pre-payments generally billed to the customer at the beginning of each 12 month period. If we receive an order from a customer for a 36-month term license in December of a year, we would recognize only one month of license fees for that year even if that customer prepaid 12 months of the 36-month term. Pursuant to this agreement, the Company would record one year of contract fees in accounts receivable upon signing a new term license agreement, while recognizing only one month of revenue. As a result, our accounts receivable balance could represent a significant portion of our total revenue and increase our days sales outstanding (DSO) calculation. We began licensing software under term arrangements in June 1999. A majority of the licenses executed to date have been term-based.

Term and perpetual licensing arrangements may include service elements. Services revenue is primarily comprised of revenue from professional services, such as consulting services, training, maintenance and support. Arrangements that include software services are evaluated to determine whether those services are essential to the functionality of other elements of the arrangement. When software services are considered essential, revenue under the arrangement is recognized using contract accounting. When software services are not considered essential, the revenue related to the software services is recognized as the services are performed.

Allowance for Bad Debt

SupportSoft maintains reserves for estimated credit losses resulting from the inability of its customers to make required payments. A considerable amount of judgment is required when we assess the realization of receivables, including assessing the probability of collection and the current credit-worthiness of each customer. If the financial condition of SupportSoft’s customers were to deteriorate, resulting in an impairment of their ability to make payments, additional reserves may be required.

Recent Accounting Pronouncements

In July 2001, the FASB issued SFAS 141, “Business Combinations.” SFAS 141 supersedes APB 16, “Business Combinations,” and SFAS 38, “Accounting for Preacquisition Contingencies of Purchased Enterprises.” SFAS 141 requires the purchase method of accounting for all business combinations initiated after June 30, 2001 and eliminates the pooling-of-interests method. The Company does not expect the adoption of SFAS 141 to have a material effect on its financial condition or results of operations.

In July 2001, the FASB issued SFAS 142, “Goodwill and Other Intangible Assets.” SFAS 142 supersedes APB 17, “Intangible Assets,” and requires the discontinuance of goodwill amortization. In addition, SFAS 142 includes provisions regarding the reclassification of certain existing recognized intangibles as goodwill, reassessment of useful lives of existing recognized intangibles, reclassification of certain intangibles out of previously reported goodwill and the testing for impairment of existing goodwill and other intangibles. SFAS 142 is required to be applied for fiscal years beginning after December 15, 2001, with certain early adoption permitted. The Company does not expect the adoption of SFAS 142 to have a material effect on its financial condition or results of operations.

In August 2001, the FASB issued SFAS 143, “Accounting for Asset Retirement Obligations.” SFAS 143 addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated retirement costs. The Company is in the process of assessing the effect of adopting SFAS 143, which will be effective for the Company’s fiscal year ending December 31, 2002.

In October 2001, the FASB issued SFAS 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” which supersedes SFAS 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived

Assets to be Disposed Of.” SFAS 144 addresses financial accounting and reporting for the impairment of long- lived assets and for long-lived assets to be disposed of. However, SFAS 144 retains the fundamental provisions of SFAS 121 for: 1) recognition and measurement of the impairment of long-lived assets to be held and used: and 2) measurement of long-lived assets to be disposed of by sale. SFAS 144 is effective for fiscal years beginning after December 15, 2001. The Company does not expect the adoption of SFAS 144 to have a material effect on its financial condition or results of operations.

Other Factors Affecting our Business and Operating Results

We have a history of losses and if we do not become profitable, we may not be able to continue to operate.

We incurred net losses of approximately $81.3 million for the period from December 3, 1997 through December 31, 2001. Although we anticipate that we will reach quarterly profitability during third quarter of 2002, if we do not become profitable within the timeframe we predicted or expected by securities analysts or investors, the market price of our stock will likely decline. If we continue to incur net losses, we may not be able to increase our number of employees or our investment in capital equipment, sales, marketing and research and development programs. We do not know when or if we will become profitable. If we do achieve profitability, we may not sustain or increase profitability in the future and therefore may not be able to continue to operate. However, we believe that our existing cash balances will be sufficient to meet our working capital and capital expenditure requirements for at least the next twelve months.

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

Several factors are likely to cause fluctuations in our operating results, including:

•	demand for our support automation software;

•	the price and mix of products and services we or our competitors offer;

•	our ability to retain customers; and

•	the amount and timing of operating costs and capital expenditures relating to expansion of our business, infrastructure and marketing activities.

Our quarterly results depend on the size of a small number of orders, so the delay or loss of any single large order during a quarterly period, and especially an order for a perpetual license rather than a term license, could harm that quarter’s results and cause our stock price to decline.

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

For the year ended December 31, 2001, no single customer accounted for 10% or more of our total revenue. Because we have a small number of customers and a few customers are likely to continue to account for a significant portion of our revenue, our revenue could decline because of the loss or delay of a single customer order or the failure of an existing customer to renew its term license. We may not obtain additional customers. The failure to obtain additional customers, the loss or delay of customer orders and the failure of existing customers to renew licenses will harm our operating results.

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

We must achieve broad market acceptance and adoption of our products and services or our business and operating results will suffer. Specifically, we must encourage our customers to transition from using traditional support methods. To accomplish this, we must:

•	continually improve the performance, features and reliability of our products and services to address changing industry standards and customer needs; and

•	develop integration with other support-related technologies.

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

If we fail to develop, in a timely manner, new or enhanced versions of our support automation software or to provide new products and services that achieve rapid and broad market acceptance or price stability, we may not become profitable. We may fail to identify new product and service opportunities successfully. Our existing products will become obsolete if we fail to introduce new products or product enhancements that meet new customer demands, support new standards or integrate with new or upgraded versions of packaged applications. We may have little or no control over the factors that might influence market acceptance of our products and services. These factors include:

•	the willingness of enterprises to transition to automated support and

•	acceptance of competitors’ automated support solutions.

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

We currently serve a customer base with a wide variety of constantly changing hardware, packaged software applications and networking platforms. If there is widespread adoption of other operating system environments, and if we fail to release versions of our support automation software that are compatible with these other operating systems, our business and operating results will suffer. Our future success also depends on:

•	our ability to integrate our product with multiple platforms and to modify our product as new versions of packaged applications are introduced;

•	the number of different operating systems and databases that our product can work with; and

•	our management of software being developed by third parties for our customers or for use with our product.

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

We intend to continue to license technologies from third parties, including applications used in our research and development activities and technologies, which are integrated into our products and services. Our inability to obtain or integrate any of these licenses could delay product and service development until equivalent technology can be identified, licensed and integrated. These technologies may not continue to be available to us on commercially reasonable terms or at all. We may fail to successfully integrate any licensed technology into our products or services. This would harm our business and operating results. Third-party licenses also expose us to increased risks that include:

•	risks of product malfunction after new technology is integrated;

•	the diversion of resources from the development of our own proprietary technology; and

•	our inability to generate revenue from new technology sufficient to offset associated acquisition and maintenance costs.

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

We may lose the services of our key personnel, which in turn would harm the market’s perception of our business and our ability to achieve our business goals.

Our success will depend on the skills, experience and performance of our senior management, engineering, sales, marketing and other key personnel. The loss of the services of any of our senior management or other key personnel, including our chief executive officer, Radha R. Basu, our chief financial officer, Brian Beattie, our chief technical officer, Scott W. Dale, and our chief software officer, Cadir B. Lee, could harm the market’s perception of our business and our ability to achieve our business goals.

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

Our products depend on complex software, both internally developed and licensed from third parties. Also, our customers may use our products with other companies’ products which also contain complex software. Complex software often contains errors. These errors could result in:

•	delays in product shipments;

•	unexpected expenses and diversion of resources to identify the source of errors or to correct errors;

•	damage to our reputation;

•	lost sales;

•	product liability claims; and

•	product returns.

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

We may face claims of invasion of privacy or inappropriate disclosure, use or loss of our customers’ information and any liability imposed could harm our reputation and cause us to lose customers.

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

We intend to expand further into international markets. We have limited experience in international operations and may not be able to compete effectively in international markets. If we do not generate enough revenue from international operations to offset the expense of these operations, our business could suffer. Risks we face in conducting business internationally include:

•	difficulties and costs of staffing and managing international operations;

•	differing technology standards;

•	longer sales cycles and collection periods;

•	changes in currency exchange rates and controls;

•	dependence on local vendors; and

•	the effects of the terrorist attacks in the United States and the effects of the war on terrorism and any related conflicts or similar events worldwide.

Any system failure that causes an interruption in our customers’ ability to use our products or services or a decrease in their performance could harm our relationships with our customers and result in reduced revenue.

Our software may depend on the uninterrupted operation of our internal and outsourced communications and computer systems. These systems are vulnerable to damage or interruption from computer viruses, human error, natural disasters and intentional acts of vandalism and similar events. We have no formal disaster recovery plan and business interruption insurance may not be enough to compensate us for losses that occur. These problems could interrupt our customers’ ability to use our support automation products or services which could harm our reputation and cause us to lose customers and revenue.

We may not obtain sufficient patent protection, and this could harm our competitive position and increase our expenses which would harm our business.

Our success and ability to compete depend to a significant degree upon the protection of our software and other proprietary technology. It is possible that:

•	our pending patent applications may not be issued;

•	competitors may independently develop similar technologies or design around any of our patents;

•	patents issued to us may not be broad enough to protect our proprietary rights; and

•	our issued patents could be successfully challenged.

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

We also rely on a combination of laws, such as copyright, trademark and trade secret laws, and contractual restrictions, such as confidentiality agreements and licenses, to establish and protect our proprietary rights. Our ability to compete and grow our business could suffer if these rights are not adequately protected. Our proprietary rights may not be adequately protected because:

•	laws and contractual restrictions may not prevent misappropriation of our technologies or deter others from developing similar technologies; and

•	policing unauthorized use of our products and trademarks is difficult, expensive and time-consuming, and we may be unable to determine the extent of this unauthorized use.

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

Other parties may assert intellectual property infringement claims against us and our products may infringe the intellectual property rights of third parties. Intellectual property litigation is expensive and time-consuming and could divert management’s attention from our business. If there is a successful claim of infringement, we may be required to develop non-infringing technology or enter into royalty or license agreements which may not be available on acceptable terms, if at all. Our failure to develop non-infringing technologies or license the proprietary rights on a timely basis would harm our business. Our products may infringe issued patents that may relate to our products. Also, patent applications may have been filed by third parties which relate to our software products. The adoption of the new trademark and corporate name SupportSoft increases the risk that a prior user could view the mark or name to be confusingly similar to the prior user’s mark or name. Although the Company has conducted limited trademark and trade name searches, and does not believe the SupportSoft trademark and corporate name will infringe any known party’s trademark rights, it is possible that a third party will claim our use of SupportSoft infringes its trademark.

We must compete successfully in the support automation market or we will lose market share and our business will fail.

The market for our products is intensely competitive, rapidly changing and significantly affected by new product introductions and other market activities of industry participants. Competitive pressures could reduce our market share or require us to reduce the price of products and services and therefore our gross margin, which could harm our business and operating results. Our integrated software solution competes against various vendors’ software products designed to accomplish specific elements of a complete support automation solution. For example,in the market for automated delivery of support solutions, we compete with Motive Communications, Inc.

We may encounter competition from companies such as:

•	customer communications software companies;

•	question and answer companies;

•	customer relationship management solution providers;

•	consolidated service desk solution vendors;

•	Internet infrastructure companies; and

•	operating systems providers.

Our potential competitors may have longer operating histories, significantly greater financial, technical, and other resources or greater name recognition than we do. Our competitors may be able to respond more quickly to new or emerging technologies and changes in customer requirements. If we fail to compete effectively, we may lose or be unable to expand our market share and our business and operating results would suffer.

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

We may experience power blackouts and higher electricity prices if there is a recurrence of California’s recent energy crisis, which could disrupt our operations and increase our expenses.

California recently experienced an energy crisis. If this were to occur again, it could disrupt our operations and increase our expenses. We rely on the major Northern California public utility, Pacific Gas & Electric Company, or PG&E, to supply electric power to our headquarters in Northern California. Due to problems associated with the de-regulation of the power industry in California and shortages in wholesale electricity supplies, customers of PG&E have been faced with increased electricity prices, power shortages and, in some cases, rolling blackouts. If blackouts interrupt our power supply, we may be temporarily unable to continue to operate our central computer, hardware and support systems. Any interruption in our ability to continue our operations could delay our ability to develop or provide our products and support services, which could damage our reputation and result in lost revenue, either of which could substantially harm our business and results of operations.

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

Our investment policy requires us to invest funds in excess of operating requirements in:

•	obligations of the U.S. government and its agencies;

•	investment grade state and local government obligations;

•	money market funds or deposits issued or guaranteed by U.S. and non-U.S. commercial banks, meeting credit rating and net worth requirements with maturities or reset dates of less than two years.

At December 31, 2001, our cash and cash equivalents consisted primarily of money market funds held by large institutions in the U.S. and our short-term investments consisted of government debt securities maturing in less than eighteen months.

ITEM 8.	CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

SUPPORTSOFT, INC.

REPORT OF ERNST & YOUNG LLP, INDEPENDENT AUDITORS

The Board of Directors and Stockholders
SupportSoft, Inc.

We have audited the accompanying consolidated balance sheets of SupportSoft, Inc. (formerly Support.com, Inc.), as of December 31, 2001 and 2000, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2001. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of SupportSoft, Inc. at December 31, 2001 and 2000, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2001, in conformity with accounting principles generally accepted in the United States.

/s/ Ernst & Young LLP
Palo Alto, California
January 17, 2002

SUPPORTSOFT, INC.

CONSOLIDATED BALANCE SHEETS
(in thousands except share and per share data)

	December 31,
	2001	2000
ASSETS
Current assets:
Cash and cash equivalents	$17,757	$11,756
Short-term investments	8,515	39,757
Accounts receivable, less allowance of $828 and $469	12,509	7,872
Prepaids and other current assets	3,708	3,255

Total current assets	42,489	62,640
Property and equipment, net	1,932	2,420
Purchased intangibles, net	1,794	5,230
Other assets	148	282

	$46,363	$70,572

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,331	$957
Accrued compensation	1,867	2,250
Other accrued liabilities	1,793	3,645
Purchased technology obligation, current portion	1,449	1,449
Capital lease obligations, current portion	569	620
Deferred revenue	12,535	11,866

Total current liabilities	19,544	20,787
Capital lease obligations, net of current portion	663	1,221
Purchased technology obligation, net of current portion	927	2,164
Deferred revenue—long-term portion	932	241

Commitments and contingencies

Stockholders’ equity:
Preferred stock; par value $0.0001, 5,000,000 shares authorized, no shares issued or outstanding at December 31, 2001 and December 31, 2000	—	—
Common stock; par value $0.0001, 150,000,000 shares authorized, 33,371,370 shares issued and outstanding at December 31, 2001 and 33,150,857 shares issued and outstanding at December 31, 2000	3	3
Additional paid-in capital	108,031	108,558
Notes receivable from stockholders	(1,523)	(2,051)
Deferred compensation	(997)	(7,219)
Accumulated other comprehensive income	95	—
Accumulated deficit	(81,312)	(53,132)

Total stockholders’ equity	24,297	46,159

Total liabilities and stockholders’ equity	$46,363	$70,572

See accompanying notes.

SUPPORTSOFT, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands except per share data)

	Years Ended December 31,
	2001	2000	1999
Revenue:
License fees	$22,534	$13,732	$2,642
Services	7,896	4,934	569

Total revenue	30,430	18,666	3,211

Costs and expenses:
Cost of license fees	621	1,405	4
Cost of services	6,234	5,910	965
Amortization of purchased technology	2,812	1,158	—
Research and development	12,637	10,913	2,348
Sales and marketing	27,482	22,754	7,924
General and administrative	6,131	4,325	1,845
Amortization of deferred compensation(1)	4,271	10,787	3,809

Total costs and expenses	60,188	57,252	16,895

Loss from operations	(29,758)	(38,586)	(13,684)
Interest income	1,804	2,048	501
Interest expense	(226)	(330)	(331)

Net loss	(28,180)	(36,868)	(13,514)
Accretion on redeemable convertible preferred stock	—	(885)	(1,072)

Net loss attributable to common stockholders	$(28,180)	$(37,753)	$(14,586)

Basic and diluted net loss per share attributable to common stockholders	$(0.91)	$(2.09)	$(2.20)

Shares used in computing basic and diluted net loss per common share	31,078	18,102	6,643

(1)	Amortization of deferred compensation relates to the following:

	Years Ended December 31,
	2001	2000	1999
Cost of services	$187	$475	$53
Research and development	844	2,136	795
Sales and marketing	1,541	3,894	1,288
General and administrative	1,699	4,282	1,673

Total	$4,271	$10,787	$3,809

See accompanying notes.

SUPPORTSOFT, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)
(in thousands except share and per share data)

	Convertible Preferred Stock		Common Stock		Additional Paid-In Capital	Notes Receivable from Stockholders	Deferred Stock Compensation	Accumulated Other Comprehensive Income	Accumulated Deficit	Total Stockholders’ Equity (Deficit)
	Shares	Amount	Shares	Amount
Balances at December 31, 1998	3,571,600	$1	6,468,880	$1	$559	$—	$(234)	$—	$(2,750)	$(2,423)
Issuance of common and restricted stock upon exercise of options to employees and non-employees for cash, promissory notes and services	—	—	4,405,494	—	2,083	(1,450)	—	—	—	633
Issuance of warrants	—	—	—	—	94	—	—	—	—	94
Accretion on redeemable convertible preferred stock	—	—	—	—	(1,072)	—	—	—	—	(1,072)
Deferred compensation related to grant of stock options and restricted stock	—	—	—	—	18,352	—	(18,352)	—	—	—
Amortization of deferred compensation	—	—	—	—	—	—	3,554	—	—	3,554
Variable accounting expense associated with options and restricted stock to non-employees	—	—	—	—	—	—	255	—	—	255
Net loss	—	—	—	—	—	—	—	—	(13,514)	(13,514)

Balances at December 31, 1999	3,571,600	1	10,874,374	1	20,016	(1,450)	(14,777)	—	(16,264)	(12,473)
Issuance of common and restricted stock upon exercise of options and warrants for cash and promissory notes, net of repurchases	—	—	1,832,657	—	1,862	(601)	—	—	—	1,261
Accretion on redeemable convertible preferred stock	—	—	—	—	(885)	—	—	—	—	(885)
Conversion of preferred stock into common stock (see Note 5)	(3,571,600)	(1)	15,556,326	2	22,333	—	—	—	—	22,334
Issuance of common stock in initial public offering, net of issuance costs	—	—	4,887,500	—	61,777	—	—	—	—	61,777
Deferred compensation related to grant of stock options and restricted stock, net of $4.3 million in cancellations	—	—	—	—	3,229	—	(3,229)	—	—	—
Amortization of deferred compensation	—	—	—	—	—	—	10,286		—	10,286
Variable accounting expense associated with options, warrants and restricted stock issued to non-employees	—	—	—	—	226	—	501	—	—	727
Net loss	—	—	—	—	—	—		—	(36,868)	(36,868)
Balances at December 31, 2000	—	—	33,150,857	3	108,558	(2,051)	(7,219)	—	(53,132)	46,159

Components of comprehensive loss:
Net loss	—	—	—	—	—	—	—	—	(28,180)	(28,180)
Unrealized gain on investments	—	—	—	—	—	—	—	62	—	62
Foreign currency translation adjustment	—	—	—	—	—	—	—	33	—	33
Comprehensive loss										(28,085)
Issuance of common stock upon exercise of stock options for cash, net of repurchases	—	—	29,266	—	235	—	—	—	—	235
Issuance of common stock under employee stock purchase plan	—	—	191,247	—	1,189	—	—	—	—	1,189
Amortization of deferred compensation	—	—	—	—	—	—	4,271	—		4,271
Reduction in deferred compensation related to cancellation of stock options	—	—	—	—	(1,951)	—	1,951	—	—	—
Repayment of note receivables from stockholders	—	—	—	—	—	528	—	—	—	528

Balances at December 31, 2001	—	—	33,371,370	$3	$108,031	$(1,523)	$(997)	$95	$(81,312)	$24,297

See accompanying notes.

SUPPORTSOFT, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Year Ended December 31,
	2001	2000	1999
Operating activities:
Net loss	$(28,180)	$(36,868)	$(13,514)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	2,416	1,497	294
Amortization of deferred compensation	4,271	10,787	3,809
Amortization of purchased intangibles	2,812	1,158	—
Provision for bad debts	359	429	30
Other	95	226	170
Changes in assets and liabilities:
Accounts receivable	(4,996)	(4,851)	(3,415)
Prepaids and other current assets	(453)	(2,637)	(296)
Accounts payable	374	(270)	1,129
Accrued compensation	(383)	1,799	391
Other accrued liabilities	(1,852)	3,151	335
Deferred revenue	1,360	9,035	3,030

Net cash used in operating activities	(24,177)	(16,544)	(8,037)

Investing activities:
Purchases of property and equipment	(1,928)	(1,718)	(89)
Proceeds from sale of equipment	—	—	99
Other assets	134	(28)	(226)
Purchases of technology	(613)	(2,775)	—
Purchases of short-term investments	(34,205)	(45,223)	(12,266)
Sales and maturities of short-term investments	65,447	13,932	3,800

Net cash provided by (used in) investing activities	28,835	(35,812)	(8,682)

Financing activities:
Proceeds from notes payable	—	—	2,000
Proceeds from sale-leaseback	—	—	183
Proceeds from issuance of preferred stock, net	—	—	15,390
Proceeds from initial public offering, net of issuance costs	—	61,777	—
Proceeds from other issuances of common stock, net of repurchases	1,424	1,261	501
Repayment of notes receivable from stockholders	528	—	—
Principal payments under capital lease obligations	(609)	(550)	(39)
Repayment of notes payable	—	(2,399)	(100)

Net cash provided by financing activities	1,343	60,089	17,935

Net increase in cash and cash equivalents	6,001	7,733	1,216
Cash and cash equivalents at beginning of period	11,756	4,023	2,807

Cash and cash equivalents at end of period	$17,757	$11,756	$4,023

Supplemental disclosure of noncash financing activities:
Notes receivable from stockholders in exchange for common stock, net of cancellations	$—	$601	$1,450

Equipment acquired under capital lease obligation	$—	$1,318	$1,112

Supplemental schedule of cash flow information:
Interest paid	$105	$307	$249

See accompanying notes.

SUPPORTSOFT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.    Organization and Summary of Significant Accounting Policies

Nature of Operations

SupportSoft, Inc. (“SupportSoft,” “the Company,” “We” or “Our”), formerly known as Support.com, Inc. and Tioga Systems, Inc., was incorporated in the state of Delaware on December 3, 1997. SupportSoft is a leading provider of support automation software. SupportSoft sells to corporate enterprises, service providers and personal computer and device manufacturers that utilize its software platform to increase the efficiency and effectiveness of their support operations, while improving user responsiveness and satisfaction. Our headquarters are in Redwood City, California.

Basis of Presentation

The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. The Company has export sales from the United States and has operations in Asia Pacific and Europe. All significant intercompany transactions and balances have been eliminated.

Foreign Currency Translation

Assets and liabilities of the Company’s wholly owned foreign subsidiaries are translated from their respective functional currencies at exchange rates in effect at the balance sheet date, and revenues and expenses are translated at average exchange rates prevailing during the year. Any material resulting translation adjustments are reflected as a separate component of stockholders’ equity. The translation adjustment for the year ended December 31, 2001 was $33,000. For the year ended December 31, 2000, the translation adjustment was immaterial.

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

Concentration of Credit Risk and Significant Customers

Financial instruments that potentially subject SupportSoft to concentration of credit risk consist principally of cash equivalents, short term investments and trade receivables. SupportSoft invests cash which is not required for immediate operating needs principally in money market funds, municipal bonds and notes and bills issued by the United States government and its agencies. SupportSoft’s customers are currently concentrated in the United States. SupportSoft performs ongoing evaluations of its customers’ financial condition and generally does not require collateral. SupportSoft maintains reserves for credit losses, and such losses have been within management’s expectations. If the financial condition of SupportSoft’s customers were to deteriorate, resulting in an impairment of their ability to make payments, additional reserves may be required. The Company had reserves for credit losses in the years ended December 31, 2001, 2000 and 1999 of $828,000, $469,000 and $40,000, respectively. Credit losses for the years ended December 31, 2001, 2000 and 1999 were $438,000, $163,000 and zero, respectively.

For the years ended December 31, 2001, no single customer accounted for 10% or more of total revenue. For the year ended December 31, 2000, one customer accounted for 13% of total revenue.

SUPPORTSOFT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Fair Value of Debt Obligations

The fair value of short-term and long-term obligations is estimated based on current interest rates available to SupportSoft for debt instruments with similar terms, degrees of risk and remaining maturities. The carrying values of these obligations approximate their fair values.

Cash, Cash Equivalents and Short-Term Investments

SupportSoft considers all liquid instruments with an original maturity at the date of purchase of three months or less to be cash equivalents. At December 31, 2001, cash equivalents and short-term investments consist primarily of money market funds and notes and bills issued by the United States government and its agencies. All short-term investments mature within 18 months. SupportSoft’s cash equivalents and short-term investments are classified as available-for-sale in accordance with the provisions of Statement of Financial Accounting Standards No. 115, “Accounting for Certain Investments in Debt and Equity Securities.”

For the year ended December 31, 2001, SupportSoft reported its securities at fair market value and for the year ended December 31, 2000, SupportSoft reported its securities at amortized cost which approximated fair value. Material unrealized gains and losses, if any, are reported in stockholders’ equity and included in other comprehensive income. The amortized cost of debt securities is adjusted for amortization of premiums and accretion of discounts to maturity, both of which are included in interest income. Realized gains and losses are recorded using the specific identification method. For the year ended December 31, 2001, the Company recorded unrealized gains on available-for-sale securities of $62,000 and for the year ended December 31, 2000, gross unrealized gains and losses on available-for-sale securities were immaterial.

The following is a summary of available-for-sale securities (in thousands):

	December 31,
	2001	2000
Cash and cash equivalents:
Cash	$2,623	$2,441
Money market funds	15,134	5,526
Commercial paper	—	3,789
Municipal bonds	—	—

	$17,757	$11,756

Short-term investments:
Municipal bonds	$—	$3,977
Auction backed securities	—	14,125
Commercial paper	—	2,958
Corporate bonds	—	7,015
Federal agencies	8,453	11,682

Total short-term investments at cost	$8,453	$39,757
Gross unrealized gains	62	—

Total short-term investments at fair market value	$8,515	$39,757

Property and Equipment

Property and equipment is stated at cost, less accumulated depreciation which is provided using the straight-line method over the estimated useful lives of 2 to 3 years.

SUPPORTSOFT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Purchased Intangible Assets

SupportSoft records purchased intangible assets at fair value as determined by amortized costs. The original cost is amortized on a straight-line basis over the estimated life of each asset as determined by management. SupportSoft regularly performs reviews to determine if the carrying value of the intangible asset is impaired. The reviews look for the existence of facts or circumstances, either internal or external, which indicate that the carrying value of the asset cannot be recovered. If and when indicators of impairment exist, the Company assesses the need to record an impairment loss.

Purchased intangible assets were generated from the purchase of the source code and other intellectual property rights from a third party and are being amortized on a straight-line basis over 2 years. As of December 31, 2001, the Company noted no impairment indicators related to this asset.

Revenue Recognition

SupportSoft has applied Statement of Position (“SOP”) 97-2, Software Revenue Recognition, as amended by SOP 98-4 and SOP 98-9, since its inception. License revenue is generally recognized when a customer agreement has been signed, the software product has been delivered, there are no uncertainties surrounding product acceptance, the fees are fixed or determinable, and collection is considered probable. License revenue is comprised of fees for term and perpetual licenses of SupportSoft’s software by corporate customers and resellers. Term licenses are sold with maintenance for which SupportSoft does not have vendor specific objective evidence (VSOE) to determine fair value. As a result, license revenue for term licenses is recognized ratably over the service period of the agreement and license revenue includes maintenance for term licenses. We do not allocate maintenance revenue from term licenses to services revenue as we do not believe there is an allocation methodology that provides a meaningful and supportable allocation between license and maintenance revenues. SupportSoft considers all arrangements with payment terms extending beyond twelve months and other arrangements with payment terms longer than normal not to be fixed or determinable. If the fee is determined not to be fixed or determinable, revenue is recognized as payments become due from the customer. License revenue from arrangements with resellers is recognized ratably over the term of the arrangement commencing when payments are made or become due limited by guaranteed minimum amounts due under the arrangement or sell through activity.

Services revenue is primarily comprised of revenue from professional services, such as consulting services, training, maintenance and support. Arrangements that include software services are evaluated to determine whether those services are essential to the functionality of other elements of the arrangement. When software services are considered essential, revenue under the arrangement is recognized using contract accounting. When software services are not considered essential, the revenue related to the software services is recognized as the services are performed.

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

Research and Development

Research and development expenditures are generally charged to operations as incurred. Statement of Financial Accounting Standards No. 86, “Accounting for the Costs of Computer Software to Be Sold, Leased or

SUPPORTSOFT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Otherwise Marketed,” requires the capitalization of certain software development costs subsequent to the establishment of technological feasibility. Based on SupportSoft’s product development process, technological feasibility is established upon the completion of a working model. Costs incurred by SupportSoft between the completion of the working model and the point at which the product is ready for general release have been insignificant. Accordingly, SupportSoft has charged all such costs to research and development expense in the accompanying statement of operations. SupportSoft did not incur any cost related to software developed or for software obtained for internal use as defined in SOP 98-1.

Sales Commissions

Commission expense is recognized over the period that the related revenue is recognized. Commissions are paid to sales agents at the time amounts become billable to the customer or when payment is received regardless of the timing of revenue recognition. Commissions paid to sales agents in advance of the recognition of commission expense is recorded as a prepaid asset. All commission payments made to sales agents are non-refundable unless amounts due from a customer are determined to be uncollectible in which case commissions paid are recoverable by SupportSoft.

Advertising Costs

Advertising costs are recorded as sales and marketing expense in the period in which they are incurred. Advertising expense was $253,000 for the year ended December 31, 2001, $556,000 for the year ended December 31, 2000 and $71,000 for the year ended December 31, 1999.

Stock-Based Compensation

SupportSoft accounts for stock-based compensation using the intrinsic value method prescribed in Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”), and has adopted the disclosure only alternative of Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation” (“FAS 123”). Any deferred stock compensation calculated according to APB 25 is amortized over the vesting period of the individual options, generally four years, using the graded vesting method. The graded vesting method provides for vesting of portions of the overall awards at interim dates and results in greater vesting in earlier years than straight-line.

All stock-based awards to non-employees, are accounted for at their fair value, as calculated using the Black Scholes model, in accordance with FAS 123 and Emerging Issues Task Forces Consensus No. 96-18 (“EITF 96-18”). The options and restricted stock purchase arrangements are subject to periodic re-valuation over their vesting terms.

Net Loss Per Share

Basic and diluted net loss per share are presented in conformity with the FASB’s Statement of Financial Accounting Standards No. 128, “Earnings Per Share” (“FAS 128”), for all periods presented. In accordance with FAS 128, basic and diluted net loss per share had been computed using the weighted-average number of shares of common stock outstanding during the period, less shares subject to repurchase.

SUPPORTSOFT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table sets forth the computation of basic and diluted net loss per share (in thousands, except per share amounts):

	Years Ended December 31,
	2001	2000	1999
Net loss attributable to common stockholders	$(28,180)	$(37,753)	$(14,586)

Basic and diluted:
Weighted average shares of common stock outstanding	33,356	22,556	7,166
Less weighted average shares subject to repurchase	(2,278)	(4,454)	(523)

Shares used in computing basic and diluted net loss per share	31,078	18,102	6,643

Basic and diluted net loss per share attributable to common stockholders	$(0.91)	$(2.09)	$(2.20)

Had SupportSoft been in a net income position, diluted earnings per share would include outstanding shares subject to repurchase, the conversion of outstanding preferred stock into shares of SupportSoft’s common stock and the dilutive impact of outstanding options and warrants to purchase common stock. Excluded from the computation of basic and diluted net loss per share attributable to common stockholders are approximately 8,885,000, 6,915,000 and 19,666,000 shares related to preferred stock and options and warrants to purchase common stock at December 31, 2001, 2000 and 1999, prior to the application of the treasury stock method. Such shares have been excluded because they are anti-dilutive for all periods presented.

Comprehensive Loss

Comprehensive loss includes net loss, unrealized gains on available-for-sale securities and foreign currency translation adjustments. Unrealized gains on available-for-sale securities and foreign currency translation adjustments were $62,000 and $33,000 respectively for the year ended December 31, 2001, and was not material for any other period.

Segment Information

SupportSoft operates in one segment, the development and marketing of support automation software and related services. SupportSoft’s foreign offices are primarily sales and marketing offices and also support the Company’s overseas reseller network. Operating losses generated by the foreign operations of SupportSoft and their corresponding identifiable assets were not material in any period presented. Revenue from customers located outside the United States was approximately $5,730,000 for the year ended December 31, 2001, $2,819,000 for the year ended December 31, 2000, and $46,000 for the year ended December 31, 1999.

Sales by the Company to customers in different geographic areas, expressed as a percentage of revenue, for the periods ended were:

	Years Ended December 31,
	2001	2000	1999
Americas	85%	87%	99%
Asia Pacific	10	10	—
Europe	5	3	1

Total	100%	100%	100%

SUPPORTSOFT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Recent Accounting Pronouncements

In July 2001, the FASB issued SFAS 141, “Business Combinations.” SFAS 141 supersedes APB 16, “Business Combinations,” and SFAS 38, “Accounting for Preacquisition Contingencies of Purchased Enterprises.” SFAS 141 requires the purchase method of accounting for all business combinations initiated after June 30, 2001 and eliminates the pooling-of-interests method. The Company does not expect the adoption of SFAS 141 to have a material effect on its financial condition or results of operations.

In July 2001, the FASB issued SFAS 142, “Goodwill and Other Intangible Assets.” SFAS 142 supersedes APB 17, “Intangible Assets,” and requires the discontinuance of goodwill amortization. In addition, SFAS 142 includes provisions regarding the reclassification of certain existing recognized intangibles as goodwill, reassessment of useful lives of existing recognized intangibles, reclassification of certain intangibles out of previously reported goodwill and the testing for impairment of existing goodwill and other intangibles. SFAS 142 is required to be applied for fiscal years beginning after December 15, 2001, with certain early adoption permitted. The Company does not expect the adoption of SFAS 142 to have a material effect on its financial condition or results of operations.

In August 2001, the FASB issued SFAS 143, “Accounting for Asset Retirement Obligations.” SFAS 143 addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated retirement costs. The Company is in the process of assessing the effect of adopting SFAS 143, which will be effective for the Company’s fiscal year ending December 31, 2002.

In October 2001, the FASB issued SFAS 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” which supersedes SFAS 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of.” SFAS 144 addresses financial accounting and reporting for the impairment of long-lived assets and for long-lived assets to be disposed of. However, SFAS 144 retains the fundamental provisions of SFAS 121 for: 1) recognition and measurement of the impairment of long-lived assets to be held and used: and 2) measurement of long-lived assets to be disposed of by sale. SFAS 144 is effective for fiscal years beginning after December 15, 2001. The Company does not expect the adoption of SFAS 144 to have a material effect on its financial condition or results of operations.

2.    Property and Equipment

Property and equipment are stated at cost and consist of the following (in thousands):

	December 31,
	2001	2000
Computer and software equipment	$5,637	$3,949
Furniture and equipment	525	285

	6,162	4,234
Accumulated depreciation and amortization	(4,230)	(1,814)

	$1,932	$2,420

As of December 31, 2001 and 2000, property and equipment included amounts acquired under capital leases of approximately $2,500,000 and approximately $1,112,000 as of December 31, 1999. Depreciation expense on fixed assets was $2,416,000, $1,497,000 and $294,000, which includes amortization of fixed assets acquired under capital lease obligations of $976,000, $1,108,000 and $267,000 for the years ended December 31, 2001, 2000 and 1999, respectively.

SUPPORTSOFT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

3.    Purchased Intangibles

On September 20, 2000, SupportSoft purchased source code and other related intellectual property rights from ePeople, Inc. for $6.8 million. The purchase price was recorded as purchased intangibles and included as an other asset in the Company’s consolidated balance sheet. The Company paid approximately $1.2 million and $3.4 million during the years ended December 31, 2001 and December 31, 2000, respectively, and will be required to pay approximately $1.4 million and $927,000 in 2002 and 2003, respectively. Total amortization for the period ended December 31, 2001 was $2.8 million.

4.    Capital Leases, Borrowings, Commitments and Contingencies

In October 1999, SupportSoft entered into loan and lease agreements with a financial institution. The loan agreement allowed SupportSoft to borrow up to $2,500,000 in aggregate. During the year ending December 31, 2000, the amounts borrowed under this agreement were fully repaid. The lease agreement allowed SupportSoft to borrow up to $2,500,000 to finance purchases of equipment, software and tenant improvements. Amounts available under this lease line were fully utilized at December 31, 2000. Advances are secured by the assets acquired and each equipment advance is payable in 48 monthly installments of principal and interest, computed at the monthly rate of 2.9% of the principal balance.

SupportSoft leases its facilities under noncancelable operating lease agreements which expire at various dates through 2002. In conjunction with the signing of two office building lease agreements, we signed two letters of credit for security deposits for an aggregate amount of $340,000. Total facility rent expense was approximately $2,510,000 for the year ended December 31, 2001, $1,764,000 for the year ended December 31, 2000 and $783,000 for the year ended December 31, 1999. SupportSoft received sublease rental income of zero for the year ended December 31, 2001, $217,000 for the year ended December 31, 2000 and $162,000 for the year ended December 31, 1999.

As of December 31, 2001, minimum payments due under noncancelable lease agreements were as follows (in thousands):

Years ending December 31,	Capital Leases	Operating Leases
2002	$673	$611
2003	559	342
2004	82	326
2005	—	326
2006	—	58

Total minimum lease and principal payments	1,314	$1,663

Amount representing interest	(82)

Present value of future payments	1,232
Current portion of capital lease obligations	569

Noncurrent portion	$663

Subsequent to December 31, 2001, we signed a new lease for our corporate headquarters in Redwood City, California. In conjunction with the new lease, we have future lease commitments of $720,000 in 2002 and $300,000 in 2003.

SUPPORTSOFT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

In March of 2001, Previo, Inc. filed a patent infringement lawsuit against us. In February of 2002, the parties agreed to an amicable resolution and the claims of both parties have been dismissed.

On or about November 30, 2001, Dana [sic] Risley, on behalf of herself [sic] and other similarly situated, filed a lawsuit, styled as a class action, against us in the United States District Court for the Southern District of New York. The complaint alleges, inter alia, that our Registration Statement and Prospectus dated July 18, 2000 for the issuance and initial public offering of 4,250,000 shares of the Company’s common stock contained material misrepresentations and/or omissions, related to alleged inflated commissions received by the underwriters of the offering. The lawsuit seeks unspecified damages as well as interest, fees and costs. The defendants named in the lawsuit are the Company, Radha Basu, Brian Beattie, Credit Suisse First Boston Corporation, Bear, Stearns & Co. Inc., and FleetBoston Robertson Stephens Inc. While it is too early to predict with certainty the outcome of the litigation, we believe that the claims against the Company and its directors are without merit and we intend to defend the lawsuit vigorously.

5.    Stockholders’ Equity

Initial Public Offering

On July 19, 2000, SupportSoft completed an initial public offering of its common stock. All 4.9 million shares covered by SupportSoft’s Registration Statement on Form S-1, including shares covered by an over-allotment option that was exercised, were sold by SupportSoft at a price of $14.00 per share. Net proceeds to the Company from the issuance of common stock in the initial public offering were $61.8 million.

Common Stock

SupportSoft has reserved shares of common stock for issuance at December 31, 2001 as follows:

Stock Plans	11,986,289
Warrants	119,167

12,105,456

Through December 31, 2001, certain option holders have exercised options to purchase 2,638,730 shares of common stock at prices ranging from $0.40 to $9.00, with a weighted-average exercise price of $0.78 per share in exchange for full recourse promissory notes bearing interest at 6.5%. SupportSoft has the right to repurchase all unvested shares purchased by the option holders at the original exercise price in the event of the option holders termination. The number of shares subject to this repurchase right decreases as the shares vest under the original option terms, generally over four years. As of December 31, 2001, $528,000 has been repaid (see also Note 7. Related Party Transactions).

Stock Warrants

In February 2000, SupportSoft issued a warrant to a customer in conjunction with a software license agreement which allows the customer to purchase 119,167 shares of SupportSoft’s common stock at an exercise price of $18.00 per share. The warrant is immediately exercisable, non-forfeitable and expires in August 2002. The value of the warrant, which was less than amounts due under the license agreement, was recorded as additional paid-in capital and a reduction to revenue.

SUPPORTSOFT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Stock Option Plans

During fiscal 1998, SupportSoft adopted the 1998 Stock Option Plan (the “Plan”). Under the Plan, up to 9,424,434 shares of SupportSoft’s common stock may be granted as options or sold to eligible participants. Under the Plan, options to purchase common stock may be granted at no less than 85% of the fair value on the date of the grant (110% of fair value in certain instances), as determined by the board of directors. Options under the Plan are immediately exercisable; however, shares issued are subject to SupportSoft’s right to repurchase such shares at the original issuance price, which lapses in a series of installments measured from the vesting commencement date of the option.

In February 2000, the board of directors approved the adoption of SupportSoft’s 2000 Omnibus Equity Incentive Plan (the “2000 Incentive Plan”). A total of 4,000,000 shares of common stock were initially reserved for issuance to eligible participants under the 2000 Incentive Plan. On January 1 of each year, the number of shares reserved automatically increases by the lesser of 2,000,000 shares, 5% of outstanding shares, or an amount determined by the board of directors. All shares that had not yet been issued under SupportSoft’s 1998 Stock Option Plan as of July 19, 2000, the date of SupportSoft’s IPO, were made available for grant under the 2000 Incentive Plan. The exercise price for incentive stock options may not be less than 100% of the fair market value of SupportSoft’s common stock on the date of grant (85% for nonstatutory options). Under both of SupportSoft’s option plans, options generally vest over a 48-month period from the date of grant and have a maximum term of 10 years.

A summary of SupportSoft’s stock option activity under all Stock Plans and related information follows:

	Options Available for Grant	Options Outstanding		Weighted Average Exercise Price
		Number of Shares	Price Per Share
Balance at December 31, 1998	681,184	2,205,750	$0.10	$0.10
Shares authorized	5,195,000	—	—	—
Options granted	(6,326,139)	6,328,639	$0.10-$ 0.99	$0.57
Options exercised	—	(4,131,994)	$0.10-$ 0.99	$0.46
Options canceled	457,500	(457,500)	$0.10-$ 0.90	$0.23

Balance at December 31, 1999	7,545	3,944,895	$0.10-$ 0.99	$0.47
Shares authorized	5,300,000	—	—	—
Options granted	(3,705,622)	3,705,622	$2.00-$32.50	$9.99
Options exercised	—	(2,977,745)	$0.10-$ 9.00	$0.92
Options canceled	840,908	(840,908)	$0.10-$ 9.00	$3.53
Shares repurchased	1,280,040	—	$0.10-$ 9.00	$0.71

Balance at December 31, 2000	3,722,871	3,831,864	$0.10-$32.50	$8.65
Shares authorized	1,657,542	—	—	—
Options granted	(4,159,444)	4,159,444	$2.14-$14.625	$5.03
Options exercised	—	(194,522)	$0.10-$ 7.00	$1.47
Options canceled	1,309,447	(1,309,447)	$0.40-$31.063	$9.44
Shares repurchased	165,256	—	$0.10-$ 2.00	$0.32

Balance at December 31, 2001	2,695,672	6,487,339	$0.10-$32.50	$6.39

At December 31, 2001, 2000 and 1999, 1,580,679, 2,963,652 and 3,299,905 shares which had been issued upon exercise of options were subject to repurchase, respectively. At December 31, 2001, 2000 and 1999 options to acquire 1,328,749, 331,606, and 444,899 shares were vested but not exercised, respectively.

SUPPORTSOFT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Exercise prices for options outstanding as of December 31, 2001 and the weighed-average remaining contractual life are as follows:

Range of Exercise Prices	Options Outstanding			Options Exercisable
	Number of Shares	Weighted Average Remaining Contractual Life (In Years)	Weighted Averaged Exercise Price	Number of Shares	Weighted Average Exercise Price
$ 0.10-2.16	1,071,666	8.0	$1.22	891,999	$1.03
2.64-2.70	1,105,000	9.8	2.70	23,462	2.70
2.74-4.10	952,087	9.4	3.68	84,688	3.93
4.15-6.52	955,647	9.2	5.07	67,498	5.29
6.55-10.06	940,928	8.5	8.67	886,113	8.61
10.44-12.50	1,014,662	9.0	11.31	196,350	10.89
13.00-32.50	447,349	8.8	20.57	128,895	21.06

	6,487,339	9.0	$6.39	2,279,005	$6.21

2001 Employee Stock Purchase Plan

In February 2000, the board of directors approved the adoption of SupportSoft’s 2000 employee stock purchase plan (the “2000 Purchase Plan”). A total of 2,000,000 shares of common stock were initially reserved for issuance under the 2000 Purchase Plan. On January 1 of each year, the number of shares reserved automatically increases by the lesser of 2,000,000 shares, 3% of the outstanding shares, or an amount determined by the board of directors. Accordingly, an additional 994,525 shares were added to the 2000 Purchase Plan on January 1, 2001. The 2000 purchase plan permits eligible employees to acquire shares of SupportSoft’s common stock through periodic payroll deductions of up to 15% of total compensation. Purchases occur on the last day of each July and January following the end of each participation period. The price at which the common stock may be purchased is 85% of the lesser of the fair market value of SupportSoft’s common stock on each employee’s applicable enrollment date or on the last day of the respective participation period. As of December 31, 2001, 191,000 shares have been issued under the 2000 Purchase Plan at prices ranging from $1.88 to $11.90.

Deferred Compensation

SupportSoft recorded deferred stock compensation in connection with the grant of certain stock options and restricted stock to employees, board members and consultants representing the difference between the exercise price and the deemed fair value of SupportSoft’s common stock on the date such stock options were granted (“intrinsic value method”) as prescribed in APB 25. Deferred compensation amounts are included as a reduction of stockholders’ equity. The Company recorded zero, $7.6 million and $18.4 million in deferred compensation associated with these grants during the years ended December 31, 2001, 2000 and 1999, respectively. The rights to purchase restricted stock granted to the board members were valued using the intrinsic value method. The rights to purchase restricted stock and stock options granted to non-employees were valued using the Black Scholes model prescribed in FAS 123 and EITF 96-18. Awards relating to consulting and advisory services have been revalued over the vesting period of the options (“fair value method”). Deferred compensation related to these grants is being amortized by charges to operations on a graded vesting method. At December 31, 2001, SupportSoft had approximately $997,000 remaining to be amortized over the corresponding vesting period of each respective option, generally four years.

SupportSoft recorded amortization of deferred stock compensation expense in connection with the grant of certain stock options to employees and board of directors of approximately $4.3 million in 2001, $10.3 million in 2000

SUPPORTSOFT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

and $3.6 million in 1999. SupportSoft also recorded variable accounting expense associated with the amortization of deferred stock compensation related to non-employee stock option grants, the grant of options to purchase restricted stock to non-employees and the acceleration of vesting of certain stock options to non-employees of zero in 2001, $501,000 in 2000, and $255,000 in 1999.

Pro Forma Disclosure of the Effect of Stock-Based Compensation

SupportSoft has elected to follow APB Opinion No. 25 and related interpretations in accounting for its employee and director stock-based awards, because, as discussed below, the alternative fair value accounting provided under FAS 123 requires use of option valuation models that were not developed for use in valuing employee stock-based awards. Under APB Opinion No. 25, SupportSoft does not recognize compensation expense with respect to such awards if the exercise price equals or exceeds the fair value of the underlying security on the date of grant and other terms are fixed.

Prior to December 31, 1999, the fair value for these awards was estimated at the date of grant using the minimum value method. Subsequent to this date, SupportSoft estimated fair value based on the Black-Scholes valuation model. The following weighted average assumptions were used:

	December 31,
	2001	2000	1999
Risk-free interest rate	5.0%	6.0%	6.5%
Expected life (years)	4.0	4.0	4.5
Volatility	75.0%	75.0%	—
Dividend Yield	0.0%	0.0%	0.0%

For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the vesting period of the options using a graded vesting method. The effects of applying FAS 123 for pro forma disclosures are not likely to be representative of the effects on reported net loss for future years.

SupportSoft’s pro forma information follows (in thousands, except per share amounts):

	Year Ended December 31, 2001	Year Ended December 31, 2000	Year Ended December 31, 1999
Net loss attributable to common stockholders:
As reported	$(28,180)	$(37,753)	$(14,586)
Pro forma	(29,700)	(40,268)	(14,688)
Basic and diluted net loss per share attributable to common stockholders:
As reported	$(0.91)	$(2.09)	$(2.20)
Pro forma	(0.96)	(2.22)	(2.21)

The weighted-average fair value of options granted was $2.97 during 2001, $5.48 during 2000 and $0.12 during 1999.

6.    Income Taxes

The difference between the amount of income tax benefit recorded and the amount of income tax benefit calculated using the U.S. federal statutory rate of 35% is primarily due to net operating losses not being

SUPPORTSOFT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

benefited. Accordingly there is no provision for income taxes for the years ended December 31, 2001, December 31, 2000, and December 31, 1999.

Significant components of SupportSoft’s deferred tax assets are as follows (in thousands):

	December 31,
	2001	2000
Deferred tax assets:
Net operating loss carryforwards	$12,668	$8,484
Deferred compensation	5,174	4,314
Research credit carryforwards	1,349	794
Capitalized research and development	805	—
Deferred Revenue	5,772	4,843
Accruals and reserves not currently deductible	4,024	1,721

Total deferred tax assets	$29,792	$20,156
Valuation allowance	(29,792)	(20,156)

Net deferred tax assets	—	—

The Financial Accounting Standards Board’s Statement of Financial Accounting Standards No. 109 “Accounting for Income Taxes,” provides for the recognition of deferred tax asserts if realization of such assets is more likely than not. Based upon the weight of available evidence, which includes SupportSoft’s historical operating performance and reported cumulative net losses in all periods, the Company provided a full valuation allowance against its net deferred tax assets.

The valuation allowance increased by approximately $9.6 million and $13.7 milllion for the years ended December 31, 2001 and December 31, 2000, respectively.

Approximately $849,000 of the valuation allowance resulted from tax deductions under the stock option plans and will be credited to Common Stock when recognized.

As of December 31, 2001, the Company had federal and state net operating loss carryforwards of approximately $34.4 million and $12.8 million, respectively. The Company also had federal and state research and development tax credit carryforwards of approximately $840,000 and $790,000, respectively. The net operating loss and tax credit carryforwards will expire at various dates beginning in 2005 through 2021, if not utilized.

Utilization of the net operating loss and tax credit carryforwards may be subject to a substantial annual limitation due to the “change in ownership” provision of the Internal Revenue Code and similar state provisions. The annual limitation may result in the expiration of net operating loss and tax credit carryforwards before utilization.

7.    Related Party Transactions

As of December 31, 2001 and 2000, the Company held notes receivable due from officers and a director in the amount of $1.5 million and $2.1 million, respectively, which are classified in stockholders’ equity. All loans are secured by shares of the Company’s common stock and mature in July 2002.

SUPPORTSOFT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

8.    Quarterly Financial Information (Unaudited)

Summarized quarterly financial information for 2001 and 2000 is as follows:

	Fiscal Year 2001 Quarter Ended
	Mar. 31, 2001	June 30, 2001	Sept. 30, 2001	Dec. 31, 2001
	(in thousands, except per share data)
Statement of Operations Data:
Total revenue	$8,604	$6,281	$7,067	$8,478
Loss from operations	(8,122)	(9,724)	(7,460)	(4,452)
Net loss	(8,184)	(8,550)	(7,205)	(4,241)
Basic and diluted net loss per share attributable to common stockholders	$(0.27)	$(0.28)	$(0.23)	$(0.13)

	Fiscal Year 2000 Quarter Ended
	Mar. 31, 2000	June 30, 2000	Sept. 30, 2000	Dec. 31, 2000
	(in thousands, except per share data)
Statement of Operations Data:
Total revenue	$1,872	$3,574	$5,353	$7,867
Loss from operations	(9,273)	(9,660)	(10,312)	(9,341)
Net loss	(9,213)	(9,657)	(9,557)	(8,441)
Basic and diluted net loss per share attributable to common stockholders	$(1.14)	$(1.23)	$(0.38)	$(0.28)

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

None.

PART III

ITEM 10.	DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The information required by Item 10 of Form 10-K with respect to identification of directors is incorporated herein by reference from the information contained in the section entitled “Election of Directors” in the Company’s definitive Proxy Statement for the 2002 Annual Meeting of Stockholders (the “Proxy Statement”), a copy of which will be filed with the Securities and Exchange Commission on or before April 30, 2002. For information with respect to the executive officers of the Company, see “Executive Officers of the Registrant” at the end of Part I of this report.

ITEM 11.	EXECUTIVE COMPENSATION

The information required by Item 11 of Form 10-K is incorporated herein by reference from the information contained in the section entitled “Executive Compensation and Related Information” in the Proxy Statement.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by Item 12 of Form 10-K with respect to Item 403 of Regulation S-K regarding security ownership of certain beneficial owners and management is incorporated herein by reference from the information contained in the section entitled “Security Ownership of Certain Beneficial Owners and Management” in the Proxy Statement.

Securities Authorized for Issuance Under Equity Compensation Plans

Equity Compensation Plan Information

As of December 31, 2001
	Number of Securities to be issued upon exercise of outstanding options, warrants, and rights.	Weighted Average exercise Price of outstanding options, warrants, and rights.	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)).
Plan Category	(a)	(b)	(c)
Equity Compensation Plans Approved by security holders (1)	6,487,339	$6.39	2,695,672	(2)
Equity Compensation Plans not approved by security holders (3)	—	—	—

Totals	6,487,339	$6.39	2,695,672

(1)	Includes:

1998 Stock Option Plan

2000 Omnibus Equity Incentive Plan

Does not include an outstanding warrant to purchase 119,167 shares of SupportSoft issued to a customer on February 17, 2000.

(2)	The number of shares reserved for issuance under the 2000 Omnibus Equity Incentive Plan is subject to an annual increase as follows:

The aggregate number of Options, SARs, Stock Units and Restricted Shares that may be awarded under the Plan shall automatically increase by a number equal to the lesser of (i) 2,000,000 Shares, (ii) 5% of the outstanding shares on such date or (iii) a lesser amount determined by the Board. The aggregate number of Shares which may be issued under the Plan shall at all times be subject to adjustment pursuant to Section 16. The number of Shares which are subject to Options or other rights outstanding at any time under the Plan shall not exceed the number of Shares which then remain available for issuance under the Plan. The Company, during the term of the Plan, shall at all times reserve and keep available sufficient Shares to satisfy the requirements of the Plan.

(3)	None.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information required by Item 13 of Form 10-K is incorporated herein by reference from the information contained in the section entitled “Certain Relationships and Related Transactions” in the Proxy Statement.

PART IV

ITEM 14.	EXHIBITS, FINANCIAL STATEMENTS SCHEDULE AND REPORTS ON FORM 8-K

(a)	The following documents are filed as part of this Report:

(1)	Financial Statements—See Index to the Consolidated Financials Statements and Supplementary Data in Item 8 of this Report.

(2)
Financial Statement Schedules—No schedules have been filed because the information required to be set forth therein is not applicable or is shown in the financial statements or related notes included as part of this Report.

(3)	Exhibits—See Exhibit Index in Item 14(c) of this Report.

(b)	Reports on Form 8-K

None.

(c)	See Exhibit Index at page 54 of this Report, which index of exhibits is incorporated herein by reference.

(d)	See the Consolidated Financial Statements and Supplementary Data beginning on page 32 of this Report.

SIGNATURES

Pursuant to the requirements of the Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on this 29 day of March, 2002.

SUPPORTSOFT, INC.

By:	/s/ RADHA R. BASU
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

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant in the capacities indicated:

Signature	Title	Date

/s/ RADHA R. BASU Radha R. Basu	President, Chief Executive Officer and Chairman (Principal Executive Officer)	March 29, 2002

/s/ BRIAN M. BEATTIE Brian M. Beattie	Chief Financial Officer (Principal Financial and Accounting Officer)	March 29, 2002

/s/ MANUEL DIAZ Manuel Diaz	Director	March 29, 2002

/s/ CLAUDE M. LEGLISE Claude M. Leglise	Director	March 29, 2002

/s/ BRUCE GOLDEN Bruce Golden	Director	March 29, 2002

/s/ ROGER J. SIPPL Roger J. Sippl	Director	March 29, 2002

/s/ EDWARD S. RUSSELL Edward S. Russell	Director	March 29, 2002

EXHIBIT INDEX

Exhibit	Description of Document
3.1	Restated Certificate of Incorporation, as amended.

3.2	Amended and Restated Bylaws.

4.1(4)	Form of Common Stock Certificate.

4.2(1)	Registration Rights Agreement, dated June 22, 1999, by and among the registrant and the parties who are signatories thereto.

4.3(5)	Amended and Restated Registration Rights Agreement, dated March 14, 2000, by and among the registrant and the parties who are signatories thereto.

10.1(2)*	Registrant’s Amended and Restated 1998 Stock Option Plan.

10.2(7)*	Registrant’s 2000 Omnibus Equity Incentive Plan.

10.3(6)*	Registrant’s 2000 Employee Stock Purchase Plan.

10.4 (1)*	Form of Directors and Officers’ Indemnification Agreement.

10.5(4)*	Employment Agreement, dated June 24, 1999, by and between the registrant and Anthony C. Rodoni.

10.6(4)*	Employment Agreement, dated July 15, 1999, by and between the registrant and Radha R. Basu.

10.7(1)*	Employment Agreement, dated August 16, 1999, by and between the registrant and Scott Dale.

10.8(1)*	Employment Agreement, dated August 16, 1999, by and between the registrant and Cadir Lee.

10.9(4)*	Employment Agreement, dated September 27, 1999, by and between the registrant and Brian M. Beattie.

10.10(4)*	Employment Agreement, dated January 18, 2000, by and between the registrant and Lucille Hoger.

10.12(6)+	Enterprise License Agreement dated February 17, 2000 by and between the registrant and General Electric Company.

10.13(3)	Form of Proprietary Information and Inventions Agreement.

10.14(6)	Sale and License Agreement, dated March 20, 2000.

10.15(6)+	Amendment One to Sale and License Agreement, dated June 14, 2000.

10.16	Lease agreement, dated October 1, 2001, by and between the registrant and Martin/Campus LLC

23.1	Consent of Ernst & Young LLP, Independent Auditors

24.1	Power of Attorney (see page 53)

(1)
Incorporated by reference from Exhibits 4.2, 10.4, 10.8 and 10.9, respectively, of Registrant’s Registration Statement on Form S-1 (File No. 333- 30674) filed with the Securities and Exchange Commission on February 18, 2000.

(2)
Incorporated by reference from Exhibit 10.1 of Amendment No. 1 to Registrant’s Registration Statement on Form S-1 (File No. 333- 30674) filed with the Securities and Exchange Commission on March 9, 2000.

(3)
Incorporated by reference from Exhibit 10.18 of Amendment No. 2 to Registrant’s Registration Statement on Form S-1 (File No. 333- 30674) filed with the Securities and Exchange Commission on March 31, 2000.

(4)
Incorporated by reference from Exhibits 4.1, 10.5, 10.7, 10.10, 10.12 and 10.14, respectively, of Amendment No. 3 to Registrant’s Registration Statement on Form S-1 (File No. 333- 30674) filed with the Securities and Exchange Commission on April 26, 2000.

(5)
Incorporated by reference from Exhibit 4.3 of Amendment No. 5 to Registrant’s Registration Statement on Form S-1 (File No. 333- 30674) filed with the Securities and Exchange Commission on June 27, 2000.

(6)
Incorporated by reference from Exhibits 10.3, 10.22 and 10.23, respectively, of Amendment No. 7 to Registrant’s Registration Statement on Form S-1 (File No. 333- 30674) filed with the Securities and Exchange Commission on July 11, 2000.

(7)
Incorporated by reference from Exhibit 10.2 of Amendment No. 8 to Registrant’s Registration Statement on Form S-1 (File No. 333- 30674) filed with the Securities and Exchange Commission on July 13, 2000.

*	Denotes an executive or director compensation plan or arrangement.

+	Confidential Treatment Requested. Confidential portions of the exhibit have been omitted and filed separately with the Commission.