Form 10-Q
period 2002-03-31
SUPPORTSOFT INC
filed 2002-05-15
CIK 1104855

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2002

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________ to _____________

Commission File No. 000-30901

SUPPORTSOFT, INC.
(Exact Name of Registrant as Specified in Its Charter)

Delaware	94-3282005
(State or Other Jurisdiction of	(I.R.S. Employer Identification No.)
Incorporation or Organization)

575 Broadway
Redwood City, CA 94063
(Address of Principal Executive Offices)

Registrant’s Telephone Number, Including Area Code: (650) 556-9440

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒    No ☐

On May 15, 2002, 33,501,459 shares of the Registrant’s Common Stock, $0.0001 par value, were outstanding.

SUPPORTSOFT, INC.

FORM 10-Q

QUARTERLY PERIOD ENDED MARCH 31, 2002

PART 1.	FINANCIAL INFORMATION

Item 1:	Financial Statements

SUPPORTSOFT, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands)

	March 31, 2002	December 31, 2001
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$17,946	$17,757
Short term investments	8,463	8,515
Accounts receivable, net	12,097	12,509
Other current assets	3,571	3,708

Total current assets	42,077	42,489
Property and equipment, net	2,169	1,932
Purchased intangibles, net	1,196	1,794

Other assets	158	148

	$45,600	$46,363

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$1,583	$1,331
Accrued compensation	1,295	1,867
Other accrued liabilities	1,790	1,793
Purchased technology obligation, current portion	1,449	1,449
Capital lease obligations, current portion	611	569
Deferred revenue	11,976	12,535

Total current liabilities	18,704	19,544
Capital lease obligations, net of current portion	397	663
Purchased technology obligation, net of current portion	618	927
Deferred revenue—long-term portion	3,845	932

Stockholders’ equity:
Common stock	3	3
Additional paid-in capital	107,839	108,031
Notes receivable from stockholders	(1,523)	(1,523)
Deferred stock compensation	(108)	(997)
Accumulated other comprehensive income (loss)	(42)	95
Accumulated deficit	(84,133)	(81,312)

Stockholders’ equity	22,036	24,297

	$45,600	$46,363

See accompanying notes.

SUPPORTSOFT, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share amounts; unaudited)

	Three Months Ended March 31,
	2002	2001
Revenue:
License fees	$6,587	$6,494
Services	2,178	2,110

Net revenue	8,765	8,604

Costs and expenses:
Cost of license fees	65	230
Cost of services	1,372	1,848
Amortization of purchased technology	598	850
Research and development	2,275	3,439
Sales and marketing	5,592	7,400
General and administrative	1,339	1,505
Amortization of deferred stock compensation (1)	470	1,454

Total costs and expenses	11,711	16,726

Loss from operations	(2,946)	(8,122)
Interest income (expense) and other, net	125	(62)

Net loss	(2,821)	(8,184)

Basic and diluted net loss per share	$(0.09)	$(0.27)

Shares used in computing basic and diluted net loss per share	32,003	30,438

(1)	Amortization of deferred stock compensation relates to the following:

	Three Months Ended March 31,
	2002	2001
Cost of services	$21	$64
Research and development	93	288
Sales and marketing	169	525
General and administrative	187	577

	$470	$1,454

See accompanying notes.

SUPPORTSOFT, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands; unaudited)

	Three Months Ended March 31,
	2002	2001
Operating Activities
Net loss	$(2,821)	$(8,184)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	583	560
Amortization of deferred stock compensation	470	1,454
Amortization of purchased technology	598	850
Provision for bad debts	(364)	460
Other	(85)	(337)
Changes in assets and liabilities:
Accounts receivable	776	(1,795)
Prepaid and other current assets	137	(377)
Accounts payable	252	2,736
Accrued compensation	(572)	(592)
Other accrued liabilities	(3)	(1,177)
Deferred revenue	2,354	80

Net cash used in operating activities	1,325	(5,985)

Investing Activities
Purchases of property and equipment	(820)	(820)
Other assets	(10)	(35)
Purchases of technology	(309)	—
Purchases of short-term investments	(3,000)	(17,309)
Sales and maturities of short-term investments	3,000	34,464

Net cash provided by (used in) investing activities	(1,139)	16,300

Financing Activities
Proceeds from issuances of common stock, net of repurchases	227	1,170
Repayment of shareholder notes	—	100
Principal payments under capital lease obligations	(224)	(151)

Net cash provided by financing activities	3	1,119

Net increase in cash and cash equivalents	189	11,434
Cash and cash equivalents at beginning of period	17,757	11,756

Cash and cash equivalents at end of period	$17,946	$23,190

See accompanying notes.

SUPPORTSOFT, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

(1)	Significant Accounting Policies:

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements include the accounts of SupportSoft (formerly known as Support.com, Inc.) and its wholly owned subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation. The balance sheet at March 31, 2002 and the statements of operations for the three months ended March 31, 2002 and 2001 and cash flows for the three months ended March 31, 2002 and 2001 are unaudited. In the opinion of management, these financial statements reflect all adjustments (consisting of normal reoccurring adjustments) that are necessary for a fair presentation of the results for and as of the periods shown. The results of operations for such periods are not necessarily indicative of the results expected for the full fiscal year or for any future period. The condensed consolidated financial statement information as of December 31, 2001 is derived from audited financial statements as of that date. These financial statements should be read with the consolidated financial statements and related notes included in the Company’s Annual Report on Form 10-K, filed with the Securities and Exchange Commission on March 29, 2002. Certain prior period balances have been reclassified to conform to current period presentation.

Financial Instruments

Estimated fair values of financial instruments are based on quoted market prices. The following is a summary of available-for-sale securities (in thousands) at March 31, 2002:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Cash	$2,482	$—	$—	$2,482
Money market funds	15,464	—	—	15,464
Federal agencies	8,436	27	—	8,463

	$26,382	$27	$—	$26,409

Classified as:
Cash and cash equivalents	$17,946	—	—	$17,946
Short-Term Investments	8,436	27	—	8,463

	$26,382	$27	$—	$26,409

Revenue Recognition

License revenue is comprised of fees for term and perpetual licenses of SupportSoft’s software by corporate customers and resellers. Term licenses are sold with maintenance for which SupportSoft does not have vendor specific objective evidence (VSOE) to determine fair value as maintenance is not priced or offered separately in term licensing arrangements. SupportSoft therefore recognizes maintenance revenue and the term license fees over the service period of the arrangement as license revenue. If any portion of the fee for a term license with maintenance is payable in excess of 12 months from the date of the agreement, as is the case with the majority of our term license arrangements, the fee is considered to not be fixed or determinable and revenue is recognized ratably over the service period of the agreement commencing in the month in which the first payment is due. Revenue from perpetual license fees is recognized when persuasive evidence of an arrangement exists, the software product has been delivered, there are no uncertainties surrounding product acceptance, the fee is fixed or determinable and collectibility is probable.

License revenue from arrangements with resellers is recognized upon delivery limited by guaranteed minimum amounts received or due under the arrangement or sell through activity.

Services revenue is primarily comprised of revenue from professional services, such as consulting services and training and also includes maintenance under perpetual license arrangements.

Concentration of Credit Risk and Significant Customers

SupportSoft performs ongoing evaluations of its customers’ financial condition and generally does not require collateral. SupportSoft maintains reserves for credit losses, and such losses have been within management’s expectations. If the financial condition of SupportSoft’s customers were to deteriorate, resulting in an impairment of their ability to make payments, additional reserves may be required. The Company had reserves for credit losses at March 31, 2002 and December 31, 2001 of $464,000 and $828,000, respectively.

For the quarter ended March 31, 2002, one single customer accounted for 18% of total revenue, no other customer accounted for more than 10% of total revenue. For the quarter ended March 31, 2001, one single customer accounted for 12% of total revenue, no other customer accounted for more than 10% of total revenue.

Net Loss Per Common Share

Basic and diluted net loss per share are presented in accordance with Statement of Financial Accounting Standards No. 128, “Earnings per Share” (“FAS 128”), for all periods presented.

Basic and diluted net loss per share has been computed using the weighted-average number of shares of common stock outstanding during the period, less shares subject to repurchase.

Had SupportSoft been in a net income position, diluted earnings per share would have included the shares used in the computation of basic net loss per share as well as the impact of common shares outstanding subject to repurchase and outstanding options and warrants to purchase an additional 7,965,738 and 7,801,572 shares, prior to the application of the treasury stock method, for the three months ended March 31, 2002 and 2001. Such shares have been excluded because they are antidilutive for all periods presented.

The following table sets forth the computation of basic and diluted net loss per share (in thousands, except per share data):

	Three months ended March 31,
	2002	2001
Net loss attributable to common shareholders	$(2,821)	$(8,184)

Basic and diluted:
Weighted-average shares of common stock outstanding	33,450	33,254
Less: Weighted-average shares subject to repurchase	(1,447)	(2,816)

Shares used in computing basic and diluted net loss per share	32,003	30,438

Basic and diluted net loss per share attributable to common stockholders	$(0.09)	$(0.27)

(2)	Purchased Intangibles

On September 20, 2000, SupportSoft purchased source code and other related intellectual property rights from ePeople, Inc. (formerly known as NoWonder, Inc.) for $6.8 million The purchase price was recorded as purchased intangibles and included as an other asset in the Company’s consolidated balance sheet. The Company paid $3.4 million during the year ended December 31, 2000, and will pay an additional $3.4 million in equal quarterly installments through the quarter ended September 30, 2003. The purchased technology is being amortized on a straight-line basis over two years. Total amortization related to the purchased intangibles for the three months ended March 31, 2002 was $598,000 and for the three months ended March 31, 2001 was $850,000.

(3)	Recently Issued Accounting Standards

In July 2001, the FASB issued SFAS 141, “Business Combinations.” SFAS 141 supersedes APB 16, “Business Combinations,” and SFAS 38, “Accounting for Preacquisition Contingencies of Purchased Enterprises.” SFAS 141 requires the purchase method of accounting for all business combinations initiated after June 30, 2001 and eliminates the pooling-of-interests method. The adoption of SFAS 141 during the quarter ended March 31, 2002 did not have a material effect on the Company’s financial condition or results of operations.

In July 2001, the FASB issued SFAS 142, “Goodwill and Other Intangible Assets.” SFAS 142 supersedes APB 17, “Intangible Assets,” and requires the discontinuance of goodwill amortization. In addition, SFAS 142 includes provisions regarding the reclassification of certain existing recognized intangibles as goodwill, reassessment of useful lives of existing recognized intangibles, reclassification of certain intangibles out of previously reported goodwill and the testing for impairment of existing goodwill and other intangibles. SFAS 142 is required to be applied for fiscal years beginning after December 15, 2001, with certain early adoption permitted. The adoption of SFAS 142 during the quarter ended March 31, 2002 did not have a material effect on the Company’s financial condition or results of operations.

In October 2001, the FASB issued SFAS 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” which supersedes SFAS 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of.” SFAS 144 addresses financial accounting and reporting for the impairment of long-lived assets and for long-lived assets to be disposed of. However, SFAS 144 retains the fundamental provisions of SFAS 121 for: 1) recognition and measurement of the impairment of long-lived assets to be held and used: and 2) measurement of long-lived assets to be disposed of by sale. SFAS 144 is effective for fiscal years beginning after December 15, 2001. The adoption of SFAS 144 during the quarter ended March 31, 2002 did not have a material effect on the Company’s financial condition or results of operations.

(4)	Comprehensive Loss

Statement of Financial Accounting No. 130, “Reporting Comprehensive Income” (“SFAS 130”) establishes standards for reporting and displaying comprehensive net income and its components in stockholders’ equity. However, it has no impact on our net income as presented in our financial statements. SFAS 130 requires foreign currency translation adjustments and changes in the fair value of available-for-sale securities to be included in comprehensive income.

The following are the components of comprehensive loss: (in thousands)

	Three months ended March 31,
	2002	2001
Net loss	$(2,821)	$(8,184)

Net unrealized gain (loss) on available-for-sale securities	(35)	31
Translation adjustment gain (loss)	(102)	(4)

Comprehensive loss	$(2,958)	$(8,157)

The components of accumulated other comprehensive loss relate entirely to unrealized gains (losses) on available-for-sale securities and translation adjustment gains (losses) and are $(42,000) at March 31, 2002 and $54,000 at March 31, 2001.

ITEM 2:	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This report on Form 10-Q contains forward-looking statements. These statements relate to our, and in some cases our customers’, or alliance partners’, future plans, objectives, expectations, intentions and financial performance, as well as statements as to expected net losses, expected cash flows, the adequacy of capital resources, growth in operations, the ability to compete and respond to technological change and the acceptance and performance of our products and services. In some cases, you can identify forward-looking statements because they use terms such as anticipates, believes, continue, could, estimates, expects, intends, may, plans, potential, predicts, should or will or the negative of those terms or other comparable words. These statements involve risks and uncertainties that may cause our actual results, activities or achievements to be materially different from those expressed or implied by these statements. These risks and uncertainties include those listed under Factors that May Affect Future Results and Management’s Discussion and Analysis of Financial Condition and Results of Operations. These financial statements should be read in conjunction with the financial statements and related notes included in SupportSoft’s Annual Report on Form 10-K for the year ended December 31, 2001, filed with the Securities and Exchange Commission on March 29, 2002.

SupportSoft expressly disclaims any obligation or undertaking to release publicly any updates or revisions to any forward-looking statements contained in this report to conform these statements to actual results or changes in our expectations or in events, conditions or circumstances on which any such statement is based. You should not place undue reliance on these forward-looking statements, which apply only as of the date hereof.

Overview

SupportSoft is a leading provider of support automation software. SupportSoft sells to corporate enterprises, service providers and personal computer and device manufacturers that utilize its software platform to increase the efficiency and effectiveness of their support operations, while improving user responsiveness and satisfaction. SupportSoft sells its products primarily in the United States and, to a lesser extent in Europe, Asia, and Latin America through its direct and indirect sales force.

Substantially all of SupportSoft’s revenue has come from the license of our software products and from related services. We market our products through a combination of direct sales, resellers and support outsourcers.

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

RESULTS OF OPERATIONS

The following table sets forth the results of operations for the three months ended March 31, 2002 and 2001 expressed as a percentage of total revenue.

	Three Months Ended March 31,
	2002	2001
Revenue:
License fees	75%	75%
Services	25	25

Net revenue	100	100

Costs and expenses:
Cost of license fees	1	3
Cost of services	16	21
Amortization of purchased technology	7	10
Research and development	26	40
Sales and marketing	64	86
General and administrative	15	17
Amortization of deferred stock compensation	5	17

Total costs and expenses	134	194
Loss from operations	(34)	(94)
Interest income (expense) and other, net	2	(1)

Net loss	(32)%	(95)%

Three Months Ended March 31, 2002 and 2001

Revenue

Total revenue increased 2% to $8.8 million in the three months ended March 31, 2002 from $8.6 million in the three months ended March 31, 2001.

International revenue represented 12% of total revenue for the three months ended March 31, 2002 compared with 20% for the three months ended March 31, 2001.

One customer accounted for 18% of our total revenue for the three months ended March 31, 2002. No other single customer accounted for 10% or more of our total revenue in this period.

License revenue

License revenue increased to $6.6 million in the three months ended March 31, 2002 from $6.5 million in the three months ended March 31, 2001. The increase in license revenue was due primarily to greater demand for and market acceptance of our software products. For the quarters ended March 31, 2002 and 2001, revenue from perpetual licenses as a percentage of license fees was 38% and 29%, and as a percentage of total revenue was 29% and 22%, respectively.

Services revenue

Service revenue increased to $2.2 million in the three months ended March 31, 2002 from $2.1 million in the three months ended March 31, 2001. This increase was due primarily to increased maintenance revenue associated with the growth in our customer base from prior year and the overall number of maintenance contracts. For the three months ended March 31, 2002 and 2001, services revenue from implementation, consulting and training services remained consistent.

Cost of Revenue

Cost of license fees

Cost of license revenue consists primarily of costs related to license fees paid to third parties under technology license arrangements. Cost of license revenue decreased to $65,000 in the three months ended March 31, 2002 from $230,000 in the three months ended March 31, 2001. The decrease was primarily due to a decrease in fees paid for third party technology that is sold with our products.

Cost of services revenue

Cost of services consists primarily of salaries, travel costs net of reimbursements, related overhead expenses and payments made to third parties for consulting services. Cost of services revenue decreased to $1.4 million in the three months ended March 31, 2002 from $1.8 million in the three months ended March 31, 2001. This decrease was primarily due to a reduction in salary and travel expenses.

Amortization of Purchased Intangibles

Amortization of purchased intangibles was $598,000 for the three months ended March 31, 2002 compared to $850,000 for three months ended March 31, 2001. The amortization of purchased technology relates to the acquisition of source code and related intellectual property rights from ePeople, Inc in September 2000. This decrease is attributable to lower than expected payments made to ePeople pursuant to the acquisition agreement. We expect to amortize approximately $598,000 per quarter for the next two quarters related to this technology acquisition.

Research and Development Expense

Research and development expense consists primarily of payroll and consulting expenses and related costs for research and development personnel. Research and development expense decreased to $2.3 million in the three months ended March 31, 2002 from $3.4 million in the three months ended March 31, 2001. The decrease was due primarily to a reduction in salary and third party consulting expenses.

Sales and Marketing Expense

Sales and marketing expense consists primarily of payroll expense, including salaries and commissions and promotional expenses, including public relations, advertising and trade shows. Sales and marketing expense decreased to $5.6 million in the three months ended March 31, 2002 from $7.4 million in the three months ended March 31, 2001. The decrease was due to a number of factors including a reduction in salary, travel and consulting expenses and a reduction in promotional expenses, including public relations and trade shows.

General and Administrative Expense

General and administrative expense consists primarily of payroll expense and related costs of administrative personnel and professional fees for legal, accounting and other professional services. General and administrative expense decreased to $1.3 million in the three months ended March 31, 2002 from $1.5 million in the three months ended March 31, 2001. The decrease was due primarily to a reduction in salary expense and legal services.

Amortization of Deferred Stock Compensation

We amortized deferred compensation expense of approximately $470,000 during the three months ended March 31, 2002 as compared to $1.5 million during the same period in 2001. This compensation expense relates to options awarded to individuals in all operating expense categories. Total remaining deferred compensation at March 31, 2002 of approximately $108,000 is being amortized over the remaining vesting periods of the options using a graded vesting method and will be fully amortized during the remainder of 2002.

Interest Income (Expense) and Other, Net

Interest income and other, net was $125,000 for the three months ended March 31, 2002, as compared to interest expense and other, net of $62,000 in the same period in 2001. The increase in interest income and other, net was primarily due to a write-down in the first quarter of 2001 of $700,000 associated with our investment in commercial paper of a utility company which went bankrupt. Had the Company not taken this write down in the first quarter of 2001, interest income and other, net would have decreased by $513,000 due to lower cash and investment balances and lower interest rates. The investment write-down was fully recovered by the company during the three month period ended June 30, 2002. For the first quarter of 2002, interest income and other, net consists primarily of interest earned on cash, cash equivalents and short-term investments.

LIQUIDITY AND CAPITAL RESOURCES

Since our incorporation in December 1997, we have financed our operations primarily through the private placement of our preferred and common stock, and to a lesser extent through bank borrowings and capital equipment lease financing. In July 2000, we completed our initial public offering from which we received net proceeds of approximately $61.8 million.

Operating Activities

Net cash provided by operating activities was $1.3 million in the three months ended March 31, 2002, an increase of $7.3 million over the $6.0 million used in operating activities during the three month period ended March 31, 2001. Amounts included in net loss, which do not require the use of cash, including amortization of deferred stock compensation, amortization of purchased intangibles, depreciation of fixed assets and the provision of bad debt, amounted to $1.2 million for the three months ended March 31, 2002 compared to $3.0 million for the three months ended March 31, 2001. Net cash provided by operating activities in the three month period was primarily the result of an increase of $2.4 million in deferred revenue and a decrease in accounts receivable of $776,000, offset by a net loss of $2.8 million and a combined increase in accrued compensation and other accrued liabilities of $575,000.

Investing Activities

Net cash used in investing activities was $1.1 million in the three months ended March 31, 2002, a decrease of $17.4 million over the $16.3 million provided by investing activities in the comparable period ended March 31, 2001. Net cash used in investing activities for the three months ended March 31, 2002, was primarily due to the purchase of $820,000 in property and equipment and the purchase of $3.0 million in short-term investments offset by the sale and maturity of $3.0 million in short-term investments.

Financing Activities

Net cash provided by financing activities was $3,000 for the three months ended March 31, 2002 and $1.1 million for the three months ended March 31, 2001. For the period ended March 31, 2002, cash provided by financing activities was attributable primarily to net proceeds from the purchase of common stock under the Employee Stock Purchase Plan offset by the repayment of principal payments under capital lease obligations.

Commitments

As of March 31, 2002, our principal commitments consisted of obligations outstanding under capital and operating leases. We anticipate requiring minimal additional space in the next 12 months. The following summarizes our contractual obligations as of December 31, 2001 and the effect these contractual obligations are expected to have on our liquidity and cash flows in future periods (in thousands).

	Payments Due By Period
	Total	1 Year or Less	1–3 Years	After 3 Years
Purchased technology	$2,376	$1,449	$927	$—
Capital lease obligations	1,232	569	663	—
Operating leases	1,663	611	668	384

Total	$5,271	$2,629	$2,258	$384

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

If we require additional capital resources to grow our business internally or to acquire complementary technologies and businesses at any time in the future, we may seek to sell additional equity or debt securities. The sale of additional equity or debt securities could result in more dilution to our stockholders. Financing arrangements may not be available to us, or may not be available in amounts or on terms acceptable to us.

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

Revenue Recognition

We license our software under term and perpetual licenses. License revenue is generally recognized when a customer agreement has been signed, the software product has been delivered, there are no uncertainties surrounding product acceptance, the fees are fixed or determinable, and collection is considered probable. If any of these criteria are not met, revenue recognition is deferred until all of the criteria are met. We sell our term licenses with maintenance for which we do not have vendor specific objective evidence to determine fair value. As a result, license revenue for term licenses is recognized ratably over the service period of the agreement, and license revenue includes maintenance for term licenses. We do not allocate maintenance revenue from term licenses to services revenue as we do not believe there is an allocation methodology that provides a meaningful and supportable allocation between license and maintenance revenues. SupportSoft considers all arrangements with payment terms extending beyond 12 months and other arrangements with payment terms longer than normal not to be fixed or determinable. If the fee is determined not to be fixed or determinable, revenue is recognized as payments become due from the customer. License revenue from arrangements with resellers is recognized ratably over the term of the arrangement commencing when payments are received or become due limited by guaranteed minimum amounts received or due under the arrangement or sell through activity.

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

We incurred net losses of approximately $84.1 million for the period from December 3, 1997 through March 31, 2002. If we do not become profitable within the timeframe we predicted or expected by securities analysts or investors, the market price of our stock will likely decline. If we continue to incur net losses, we may not be able to increase our number of employees or our investment in capital equipment, sales, marketing and research and development programs. We do not know when or if we will become profitable. If we do achieve profitability, we may not sustain or increase profitability in the future and therefore may not be able to continue to operate. However, we believe that our existing cash balances will be sufficient to meet our working capital and capital expenditure requirements for at least the next twelve months.

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

Because a small number of customers have historically accounted for and may in future periods account for substantial portions of our revenue, our revenue could decline because of delays of customer orders or the failure of existing customers to renew licenses.

For the three months ended March 31, 2002, one customer accounted for 18% of our total revenue. Because we have a small number of customers and a few customers are likely to continue to account for a significant portion of our revenue, our revenue could decline because of the loss or delay of a single customer order or the failure of an existing customer to renew its term license. We may not obtain additional customers. The failure to obtain additional customers, the loss or delay of customer orders and the failure of existing customers to renew licenses will harm our operating results.

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

We currently serve a customer base with a wide variety of constantly changing hardware, packaged software applications and networking platforms. If there is widespread adoption of other operating system environments, and if we fail to release versions of our support automation software that are compatible with these other operating systems, our business and operating results will suffer. Our future success also depends on:

•	our ability to integrate our product with multiple platforms and to modify our product as new versions of packaged applications are introduced;

•	the number of different operating systems and databases that our product can work with; and

•	our management of software being developed by third parties for our customers or for use with our products.

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

Also, patent applications may have been filed by third parties which relate to our software products. The adoption of the new trademark and corporate name SupportSoft increases the risk that a prior user could view the mark or name to be confusingly similar to the prior user’s mark or name. Although the we have conducted limited trademark and trade name searches, and do not believe the SupportSoft trademark and corporate name will infringe any known party’s trademark rights, it is possible that a third party will claim our use of SupportSoft infringes its trademark.

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

Our investment policy requires us to invest funds in excess of operating requirements in:

•	obligations of the U.S. government and its agencies;

•	investment grade state and local government obligations;

•	and money market funds, deposits or notes issued or guaranteed by U.S. and non-U.S. commercial banks, meeting credit rating and net worth requirements with maturities of less than two years.

At March 31, 2002, our cash and cash equivalents consisted primarily of money market funds held by large institutions in the U.S. and our short-term investments consisted of government debt securities maturing in less than eighteen months.

PART II:	OTHER INFORMATION

ITEM 6.	EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits

None

(b)  Reports on Form 8-K:

During the quarter ended March 31, 2002, the Registrant filed the following reports on Form 8-K:

Date Filed	Date of Report	Item Number	Financial Statements Required
March 22, 2002	March 22, 2002	5. Other events	None

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

May 15, 2002	SUPPORTSOFT, INC.

	By:	/s/ BRIAN BEATTIE
Brian Beattie Senior Vice President of Finance and Administration and Chief Financial Officer (Principal Financial Officer and Chief Accounting Officer