Form 10-Q
period 2002-06-30
SUPPORTSOFT INC
filed 2002-08-14
CIK 1104855

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2002

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to

Commission File No. 000-30901

SUPPORTSOFT, INC.
(Exact Name of Registrant as Specified in Its Charter)

Delaware	94-3282005
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

575 Broadway
Redwood City, CA 94063
(Address of Principal Executive Offices)
(Zip Code)

Registrant’s Telephone Number, Including Area Code: (650) 556-9440

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐.

On August 14, 2002, 33,507,063 shares of the Registrant’s Common Stock, $0.0001 par value, were outstanding.

SUPPORTSOFT, INC.

FORM 10-Q

QUARTERLY PERIOD ENDED JUNE 30, 2002

PART 1.    FINANCIAL INFORMATION

ITEM 1:    FINANCIAL STATEMENTS

SUPPORTSOFT, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands)

	June 30, 2002	December 31, 2001
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$18,260	$17,757
Short term investments	8,384	8,515
Accounts receivable, net	12,152	12,509
Other current assets	3,759	3,708

Total current assets	42,555	42,489
Property and equipment, net	1,826	1,932
Purchased intangibles, net	598	1,794
Other assets	147	148

	$45,126	$46,363

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$773	$1,331
Accrued compensation	1,981	1,867
Other accrued liabilities	1,643	1,793
Purchased technology obligation, current portion	1,449	1,449
Capital lease obligations, current portion	619	569
Deferred revenue	15,127	12,535

Total current liabilities	21,592	19,544
Capital lease obligations, net of current portion	232	663
Purchased technology obligation, net of current portion	309	927
Deferred revenue—long-term portion	2,385	932

Commitments and contingencies

Stockholders’ equity:
Common stock	3	3
Additional paid-in capital	107,853	108,031
Notes receivable from stockholders	(1,199)	(1,523)
Deferred stock compensation	—	(997)
Accumulated other comprehensive income (loss)	(109)	95
Accumulated deficit	(85,940)	(81,312)

Stockholders’ equity	20,608	24,297

	$45,126	$46,363

See accompanying notes.

SUPPORTSOFT, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share amounts; unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2002	2001	2002	2001
Revenue:
License fees	$6,999	$4,434	$13,586	$10,928
Services	2,467	1,847	4,645	3,957

Total revenue	9,466	6,281	18,231	14,885

Costs and expenses:
Cost of license fees	65	139	130	369
Cost of services	1,564	1,401	2,936	3,249
Amortization of purchased technology	598	766	1,196	1,616
Research and development	2,195	3,383	4,470	6,822
Sales and marketing	5,500	7,222	11,092	14,622
General and administrative	1,348	1,864	2,687	3,369
Amortization of deferred stock compensation (1)	108	1,230	578	2,684

Total costs and expenses	11,378	16,005	23,089	32,731

Loss from operations	(1,912)	(9,724)	(4,858)	(17,846)
Interest and other income, net	105	1,174	230	1,112

Net loss	(1,807)	(8,550)	(4,628)	(16,734)

Basic and diluted net loss per share	$(0.06)	$(0.28)	$(0.14)	$(0.55)

Shares used in computing basic and diluted net loss per share	32,318	30,918	32,164	30,678

(1)	Amortization of deferred stock compensation relates to the following:
	Three Months Ended June 30,		Six Months Ended June 30,
	2002	2001	2002	2001
Cost of services	5	54	25	118
Research and development	21	243	114	531
Sales and marketing	39	444	209	968
General and administrative	43	489	230	1,067

Total	$108	$1,230	$578	$2,684

See accompanying notes.

SUPPORTSOFT, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands; unaudited)

	Six Months Ended June 30,
	2002	2001
Operating Activities
Net loss	$(4,628)	$(16,734)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,122	1,194
Amortization of deferred stock compensation	578	2,684
Amortization of purchased technology	1,196	1,616
Provision for bad debts	(214)	(6)
Other	—	(66)
Changes in assets and liabilities:
Accounts receivable	571	(2,215)
Prepaids and other current assets	(51)	(346)
Accounts payable	(558)	1,716
Accrued compensation	114	92
Other accrued liabilities	(150)	(2,216)
Deferred revenue	4,045	(1,473)

Net cash provided by (used in) operating activities	2,025	(15,754)

Investing Activities
Purchases of property and equipment	(1,016)	(1,434)
Other assets	1	(50)
Payments on purchased technology obligation	(618)	—
Purchases of short-term investments	(5,902)	(26,206)
Sales and maturities of short-term investments	6,000	51,036

Net cash provided by (used in) investing activities	(1,535)	23,346

Financing Activities
Proceeds from issuance of common stock, net of repurchases	241	1,319
Repayment of notes receivable from shareholders	324	528
Principal payments under capital lease obligations	(381)	(230)

Net cash provided by (used in) financing activities	184	1,617

Effect of changes in foreign currency exchange rate on cash	(171)	(69)

Net increase in cash and cash equivalents	503	9,140
Cash and cash equivalents at beginning of period	17,757	11,756

Cash and cash equivalents at end of period	$18,260	$20,896

See accompanying notes.

SUPPORTSOFT, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

(1)  Significant Accounting Policies:

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements include the accounts of SupportSoft, Inc. (the “Company” or “SupportSoft”) (formerly known as Support.com, Inc.) and its wholly owned subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation. The balance sheet at June 30, 2002 and the statements of operations for the three and six months ended June 30, 2002 and 2001 and cash flows for the six months ended June 30, 2002 and 2001 are unaudited. In the opinion of management, these financial statements reflect all adjustments (consisting of normal reoccurring adjustments) that are necessary for a fair presentation of the results for and as of the periods shown. The results of operations for such periods are not necessarily indicative of the results expected for the full fiscal year or for any future period. The condensed consolidated financial statement information as of December 31, 2001 is derived from audited financial statements as of that date. These financial statements should be read in conjunction with the consolidated financial statements and related notes included in the Company’s Annual Report on Form 10-K, filed with the Securities and Exchange Commission on March 29, 2002. Certain prior period balances have been reclassified to conform to the current period presentation.

Financial Instruments

Estimated fair values of financial instruments are based on quoted market prices. The following is a summary of available-for-sale securities (in thousands) at June 30, 2002:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Cash	$1,553	$—	$—	$1,553
Money market funds	16,707	—	—	16,707
Federal agencies	8,351	33	—	8,384

	$26,611	$33	$—	$26,644

Classified as:
Cash and cash equivalents	$18,260	$—	$—	$18,260
Short-Term Investments	8,351	33	—	8,384

	$26,611	$33	$—	$26,644

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

Concentration of Credit Risk and Significant Customers

SupportSoft performs ongoing evaluations of its customers’ financial condition and generally does not require collateral. SupportSoft maintains reserves for credit losses, and such losses have been within management’s expectations. If the financial condition of SupportSoft’s customers were to deteriorate, resulting in an impairment of their ability to make payments, additional reserves may be required. The Company had reserves for credit losses at June 30, 2002 and December 31, 2001 of $614,000 and $828,000, respectively.

One customer accounted for 12% and another customer accounted for 20% of our total revenue for the three months ended June 30, 2002 and one customer accounted for 12% and another customer accounted for 13% of our total revenue for the six months ended June 30, 2002. No other customer individually accounted for 10% or more of our total revenue for either period.

Net Loss Per Common Share

Basic and diluted net loss per share are presented in accordance with Statement of Financial Accounting Standards No. 128, “Earnings per Share” (“FAS 128”), for all periods presented.

Basic and diluted net loss per share has been computed using the weighted-average number of shares of common stock outstanding during the period, less shares subject to repurchase.

Had SupportSoft been in a net income position, diluted earnings per share would have included the shares used in the computation of basic net loss per share as well as the impact of common shares outstanding subject to repurchase and outstanding options and warrants to purchase an additional 7,658,027 and 7,790,558 shares, prior to the application of the treasury stock method, for the three and six months ended June 30, 2002. Such shares have been excluded because they are antidilutive for all periods presented.

The following table sets forth the computation of basic and diluted net loss per share (in thousands, except per share data):

	Three months ended June 30,		Six months ended June 30,
	2002	2001	2002	2001
Net loss attributable to common shareholders	$(1,807)	$(8,550)	$(4,628)	$(16,734)
Basic and diluted:
Weighted-average shares of common stock outstanding	33,500	33,359	33,478	33,307
Less: Weighted-average shares subject to repurchase	(1,182)	(2,441)	(1,314)	(2,629)

Shares used in computing basic and diluted net loss per share	32,318	30,918	32,164	30,678

Basic and diluted net loss per share attributable to common stockholders	$(0.06)	$(0.28)	$(0.14)	$(0.55)

(2)  Purchased Intangibles

On September 20, 2000, SupportSoft purchased source code and other related intellectual property rights from ePeople, Inc. (formerly known as NoWonder, Inc.) for $6.8 million. The purchase price was recorded as purchased intangibles and included as an other asset in the Company’s consolidated balance sheet. The Company paid $5.2 million through June 30, 2002, and will pay an additional $1.6 million in equal quarterly installments through the quarter ended September 30, 2003. The purchased technology is being amortized on a straight-line basis over two years. Total amortization related to the purchased intangibles for the six months ended June 30, 2002 was $1.2 million.

(3)  Recently Issued Accounting Standards

In July 2001, the FASB issued SFAS 142, “Goodwill and Other Intangible Assets.” SFAS 142 supersedes APB 17, “Intangible Assets,” and requires the discontinuance of goodwill amortization. In addition, SFAS 142 includes provisions regarding the reclassification of certain existing recognized intangibles as goodwill, reassessment of useful lives of existing recognized intangibles, reclassification of certain intangibles out of previously reported goodwill and the testing for impairment of existing goodwill and other intangibles. SFAS 142 is required to be applied for fiscal years beginning after December 15, 2001, with certain early adoption permitted. The adoption of SFAS 142 during the quarter ended March 31, 2002 did not have a material impact on our financial position or results of operations. Additionally, there was no material impact on any prior period results upon adoption of SFAS 142.

In October 2001, the FASB issued SFAS 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” This statement addresses financial accounting and reporting for the impairment of long-lived assets. The adoption of SFAS 144 during the quarter ended March 31, 2002 did not have a material impact on our financial position or results of operations.

In July 2002, the FASB approved SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities.” SFAS No. 146 addresses the financial accounting and reporting for obligations associated with an exit activity, including restructuring, or with a disposal of long-lived assets. Exit activities include, but are not limited to, eliminating or reducing product lines, terminating employees and contracts and relocating plant facilities or personnel. SFAS No. 146 specifies that a company will record a liability for a cost associated with an exit or disposal activity only when that liability is incurred and can be measured at fair value. Therefore, commitment to an exit plan or a plan of disposal expresses only management’s intended future actions and, therefore, does not meet the requirement for recognizing a liability and the related expense. SFAS No. 146 is effective prospectively for exit or disposal activities initiated after December 31, 2002, with earlier adoption encouraged. The Company does not anticipate that the adoption of SFAS No. 146 will have a material effect on its financial position or results of operations.

(4)  Comprehensive Loss

The following are the components of comprehensive loss: (in thousands)

	Three months ended June 30,		Six months ended June 30,
	2002	2001	2002	2001
Net loss	$(1,807)	$(8,550)	$(4,628)	$(16,734)
Net unrealized gain (loss) on available-for-sale securities	2	(41)	(33)	(10)
Foreign currency translation losses	(69)	(65)	(171)	(69)

Comprehensive loss	$(1,874)	$(8,656)	$(4,832)	$(16,813)

The components of accumulated other comprehensive loss relate entirely to unrealized gains (losses) on available-for-sale securities and foreign currency translation losses and are $(109,000) at June 30, 2002 and $(52,000) at June 30, 2001.

MANAGEMENT’S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

ITEM 2:	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read together with the unaudited condensed consolidated financial statements and related notes appearing in Item 1 of this report on Form 10-Q and the section entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the consolidated financial statements and related notes included in SupportSoft’s Annual Report on Form 10-K for the year ended December 31, 2001.

This report on Form 10-Q contains forward-looking statements. These statements relate to our, and in some cases our customers’, or alliance partners’, future plans, objectives, expectations, intentions and financial performance, as well as statements as to expected net losses, expected amortization of purchased technology, expected cash flows, the adequacy of capital resources, growth in operations, the ability to compete and respond to technological change and the acceptance and performance of our products and services. In some cases, you can identify forward-looking statements because they use terms such as anticipates, believes, continue, could, estimates, expects, intends, may, plans, potential, predicts, should or will or the negative of those terms or other comparable words. These statements involve risks and uncertainties that may cause our actual results, activities or achievements to be materially different from those expressed or implied by these statements. These risks and uncertainties include those listed under Factors that May Affect Future Results and Management’s Discussion and Analysis of Financial Condition and Results of Operations.

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

Substantially all of SupportSoft’s revenue has come from the license of our software products and from related services. We market our products through a combination of direct sales, resellers and information technology outsourcers.

We license our software under term and perpetual licenses. Term license revenue is recognized ratably over the service period of the agreement. Term licenses typically have a duration of 36 months, with three payments generally made at the beginning of each 12 month period. We began licensing software under term arrangements in June 1999. A majority of the licenses executed to date have been term-based.

RESULTS OF OPERATIONS

The following table sets forth the results of operations for the three and six months ended June 30, 2002 and 2001 expressed as a percentage of total revenue.

	Three Months Ended June 30,		Six Months Ended June 30,
	2002	2001	2002	2001
Revenue:
License fees	74%	71%	75%	73%
Services	26	29	25	27

Net revenue	100	100	100	100

Costs and expenses:
Cost of license fees	1	2	1	2
Cost of services	17	22	16	22
Amortization of purchased technology	6	12	7	11
Research and development	23	54	24	46
Sales and marketing	58	115	61	98
General and administrative	14	30	15	23
Amortization of deferred stock compensation	1	20	3	18

Total costs and expenses	120	255	127	220
Loss from operations	(20)	(155)	(27)	(120)
Interest income (expense) and other, net	1	19	2	8

Net loss	(19)%	(136)%	(25)%	(112)%

Three and Six Months Ended June 30, 2002 and 2001

Revenue

Total revenue increased 51% to $9.5 million for the three months ended June 30, 2002 from $6.3 million for the three months ended June 30, 2001. Total revenue increased 22% to $18.2 million for the six months ended June 30, 2002 as compared to $14.9 million for the same period in 2001.

International revenue represented 23% and 21% of total revenues for both the three and six months ended June 30, 2002, and June 30, 2001, respectively.

One customer accounted for 12% and another customer accounted for 20% of our total revenue for the three months ended June 30, 2002 and one customer accounted for 12% and another customer accounted for 13% of our total revenue for the six months ended June 30, 2002. No other customer individually accounted for 10% or more of our total revenue for either period.

License revenue

License revenue increased to $7.0 million for the three months ended June 30, 2002 from $4.4 million for the three months ended June 30, 2001 and to $13.6 million for the six months ended June 30, 2002 from $10.9 million for the six months ended June 30, 2001. The increase in license revenue was due primarily to greater demand for and market acceptance of our software products and an increase in the sale of perpetual licenses. For the three months ended June 30, 2002 and 2001, revenue from perpetual licenses as a percentage of license fees was 47% and 7%, and as a percentage of total revenue was 35% and 5%. For the six months ended June 30, 2002 and 2001, revenue from perpetual licenses as a percentage of license fees was 43% and 17%, and as a percentage of total revenue was 32% and 13%, respectively. In some periods, the amount of term license revenue we recognize may vary due to factors including; the acceptance of product deliverables, the timing of payments received from our customers and the financial condition of our customers which may restrict or eliminate their ability to continue to pay for our software.

Services revenue

Service revenue increased to $2.5 million for the three months ended June 30, 2002 from $1.8 million for the three months ended June 30, 2001 and to $4.6 million for the six months ended June 30, 2002 from $4.0 million for the six months ended June 30, 2001. These increases were primarily due to increased maintenance revenue associated with the growth in our customer base from prior year, the overall number of maintenance contracts and to a lesser extent to an increase in implementation and consulting services performed.

Cost of Revenue

Cost of license fees

Cost of license fees consists primarily of costs related to license fees paid to third parties under technology license arrangements. Cost of license fees decreased to $65,000 for the three months ended June 30, 2002 from $139,000 for the three months ended June 30, 2001. Cost of license revenue for the six months ended June 30, 2002 decreased to $130,000 compared to $369,000 for the same period in 2001. The decreases were primarily due to decreased fees paid for third party technology that is sold with our products.

Cost of services

Cost of services consists primarily of salaries, travel costs, related overhead expenses and payments made to third parties for consulting services. Cost of services increased to $1.6 million for the three months ended June 30, 2002 from $1.4 million for the three months ended June 30, 2001. This increase was primarily due to an increase in consulting costs. Cost of services revenue for the six months ended June 30, 2002 decreased to $2.9 million compared to $3.2 million for the same period in 2001. This decrease was primarily due to a reduction in salary and related expenses.

Amortization of Purchased Intangibles

Amortization of purchased intangibles was $598,000 and $1.2 million for the three and six months ended June 30, 2002 compared to $766,000 and $1.6 million for the three and six months ended June 30, 2001. These decreases were attributable to a reduction in payments required to be made to ePeople pursuant to the acquisition agreement. We expect to fully amortize the remaining $598,000 related to this technology acquisition during the third quarter of 2002.

Research and Development Expense

Research and development expense consists primarily of payroll and consulting expenses and related costs for research and development personnel. Research and development expense decreased to $2.2 million for the three months ended June 30, 2002 from $3.4 million for the three months ended June 30, 2001. Research and development expense for the six months ended June 30, 2002 decreased to $4.5 million as compared to $6.8 million for the same period in 2001. These decreases were due primarily to a reduction in salary and related expenses and third party consulting expenses.

Sales and Marketing Expense

Sales and marketing expense consists primarily of payroll expense, including salaries and commissions and promotional expenses, including public relations, advertising and trade shows. Sales and marketing expense decreased to $5.5 million for the three months ended June 30, 2002 from $7.2 million for the three months ended June 30, 2001. Sales and marketing expense for the six months ended June 30, 2002 decreased to $11.1 million as compared to $14.6 million for the same period in 2001. These decreases were due to a number of factors including a reduction in salary, travel and promotional expenses, including public relations and trade shows.

General and Administrative Expense

General and administrative expense consists primarily of payroll expense and related costs of administrative personnel and professional fees for legal, accounting and other professional services. General and administrative expense decreased to $1.3 million for the three months ended June 30, 2002 from $1.9 million for the three months ended June 30, 2001. General and administrative expense for the six months ended June 30, 2002 decreased to $2.7 million as compared to $3.4 million for the same period in 2001. These decreases were due primarily to a reduction in salary and related expenses, fees for legal services, consulting fees and annual report costs.

Amortization of Deferred Stock Compensation

We amortized deferred compensation expense of approximately $108,000 and $578,000 for the three and six months ended June 30, 2002 as compared to $1.2 million and $2.7 million for the same periods in 2001. This compensation expense relates to options awarded to individuals in all operating expense categories. During the three months ended June 30, 2002, the deferred stock compensation balance was fully amortized.

Interest and Other Income, Net

Interest and other income, net, was $105,000 and $230,000 for the three and six months ended June 30, 2002, as compared to $1.2 million and $1.1 million for the same periods in 2001. For the three months ended June 30, 2001, we realized a gain of $700,000 associated with the sale of our investment in commercial paper of a utility company which was deemed permanently impaired as of March 31, 2001. For the three months ended June 30, 2002, the decrease in interest and other income, net was due to lower cash, cash equivalents and short-term investments balances as well as the realized gain recognized in the second quarter of 2001 which did not reoccur during the second quarter of 2002. For the six months ended June 30, 2002, the decrease was primarily attributable to a decrease in interest income due to lower cash, cash equivalents and short-term investments balances.

LIQUIDITY AND CAPITAL RESOURCES

Since our incorporation in December 1997, we have financed our operations primarily through our initial public offering, through the private placement of our preferred and common stock, and to a lesser extent through bank borrowings, capital equipment lease financing and cash flow from operations.

Operating Activities

Net cash provided by operating activities was $2.0 million for the six months ended June 30, 2002, an increase of $17.8 million over the $15.8 million used in operating activities during the six month period ended June 30, 2001. Amounts included in net loss, which do not require the use of cash, including amortization of deferred stock compensation, amortization of purchased intangibles, depreciation of fixed assets and the provision for bad debt, amounted to $2.7 million for the six months ended June 30, 2002 compared to $5.5 million for the six months ended June 30, 2001. Net cash provided by operating activities for the six month period ended June 30, 2002 was also the result of an increase of $4.0 million in deferred revenue and a decrease in accounts receivable of $571,000, offset by a net loss of $4.6 million and a decrease in accounts payable of $558,000.

Investing Activities

Net cash used in investing activities was $1.5 million for the six months ended June 30, 2002, a decrease of $24.9 million over the $23.3 million provided by the investing activities for the comparable period ended June 30, 2001. Net cash used in investing activities for the six months ended June 30, 2002 was primarily due to the purchase of $5.9 million in short-term investments and $1.0 million in property and equipment offset by the sale or maturity of $6.0 million in short-term investments.

Financing Activities

Net cash provided by financing activities was $184,000 for the six months ended June 30, 2002 and $1.6 million for the six months ended June 30, 2001. For the period ended June 30, 2002, cash provided by financing activities was attributable primarily to net proceeds from the repayment of notes receivable from shareholders and to a lesser extent the purchase of common stock under the Employee Stock Purchase Plan offset by principal payments under capital lease obligations.

Commitments

As of June 30, 2002, our principal commitments consisted of obligations outstanding under a technology acquisition agreement and capital and operating leases. We anticipate requiring minimal additional space in the next 12 months. The following summarizes our contractual obligations as of June 30, 2002 and the effect these contractual obligations are expected to have on our liquidity and cash flows in future periods (in thousands).

	Payments Due By Period
	Total	1 Year or Less	1–3 Years	After 3 Years
Purchased technology	$1,758	$1,449	$309	$—
Capital lease obligations	851	619	232	—
Operating leases	1,974	1,102	651	221

Total	$4,583	$3,170	$1,192	$221

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

Term licenses typically have a duration of 36 months, with pre-payments generally billed to the customer at the beginning of each 12 month period. If we receive an order from a customer for a 36-month term license in December of a year, we would recognize only one month of license fees for that year even if that customer prepaid 12 months of the 36-month term. Pursuant to this agreement, we would record one year of contract fees in accounts receivable upon signing a new term license agreement, while recognizing only one month of revenue. As a result, our accounts receivable balance could represent a significant portion of our total revenue and increase our days sales outstanding (DSO) calculation. We began licensing software under term arrangements in June 1999. A majority of the licenses executed to date have been term-based.

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

Chief Executive Officer and Chief Financial Officer Certifications

The certification by the Company’s chief executive officer and chief financial officer of this report on Form 10-Q, as required by section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. § 1350), has been submitted to the Securities and Exchange Commission as additional correspondence.

Factors that May Affect Future Results

We have a history of losses and if we do not become profitable, we may not be able to continue to operate.

We incurred net losses of approximately $85.9 million for the period from December 3, 1997 through June 30, 2002. If we do not become profitable within the timeframe we predicted or expected by securities analysts or investors, the market price of our stock will likely decline. If we continue to incur net losses, we may not be able to increase our number of employees or our investment in capital equipment, sales, marketing and research and development programs. We do not know when or if we will become profitable. If we do achieve profitability, we may not sustain or increase profitability in the future and therefore may not be able to continue to operate. However, we believe that our existing cash balances will be sufficient to meet our working capital and capital expenditure requirements for at least the next twelve months.

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

For the three months ended June 30, 2002, two of our customers accounted for 10% or more of our total revenue. Collectively, these customers represented 32% of our total revenue. Because we have a small number of customers and a few customers are likely to continue to account for a significant portion of our revenue, our revenue could decline because of the loss or delay of a single customer order or the failure of an existing customer to renew its term license. We may not obtain additional customers. The failure to obtain additional customers, the loss or delay of customer orders and the failure of existing customers to renew licenses will harm our operating results.

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

The market for our products is intensely competitive, rapidly changing and significantly affected by new product introductions and other market activities of industry participants. Competitive pressures could reduce our market share or require us to reduce the price of products and services and therefore our gross margin, which could harm our business and operating results. Our integrated software solution competes against various vendors’ software products designed to accomplish specific elements of a complete support automation solution. For example, in the market for automated delivery of support solutions, we compete with Motive Communications, Inc.

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

Economic growth has slowed significantly, and some analysts believe the United States economy will experience a recession. In addition, the terrorists attacks in the United States and turmoil in the Middle East have increased the uncertainty in the United States economy and may further add to the decline in the United States economy. The war on terrorism, along with the effects of the terrorist attack and other similar events, could have contributed to the further slowdown of the already slumping market demand for goods and services, including support automation software. If the economy continues to decline as a result of the recent economic, political and social turmoil, or if there are further terrorist attacks in the United States or elsewhere, we may experience decreases in the demand for our products and services, which may harm our operating results.

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

Our directors, executive officers and principal stockholders own a substantial portion of our common stock and this concentration of ownership may allow them to elect most of our directors and could delay or prevent a change in control of SupportSoft.

Our directors, executive officers and stockholders who currently own over 5% of our common stock collectively beneficially own a substantial portion of our outstanding common stock. These stockholders, if they vote together, will be able to significantly influence all matters requiring stockholder approval. For example, they may be able to elect most of our directors, delay or prevent a transaction in which stockholders might receive a premium over the market price for their shares or prevent changes in control or management.

Our stock price may be highly volatile and may decline significantly because of stock market fluctuations and other factors that affect the prices of technology stocks. A decline in our stock price could result in securities class action litigation against us, that could divert management's attention and harm our business.

The stock market has experienced significant price and volume fluctuations that have adversely affected the market prices of common stock of technology companies. These broad market fluctuations may reduce the market price of our common stock. Other factors that may lead to high volatility or have an adverse affect on the market price of our common stock include:

•	actual or anticipated fluctuations in our operating results;

•	changes in or our failure to meet securities analysts’ expectations; and

•	sales of shares of our common stock by our affiliates or others.

In the past, securities class action litigation has often been brought against a company after periods of volatility in the market price of securities. We may in the future be a target of similar litigation. Securities litigation could result in substantial costs and divert management's attention and resources, which could harm our ability to execute our business plan.

We may need additional capital and if funds are not available on acceptable terms, we may not be able to hire and retain employees, fund our expansion or compete effectively.

We believe that our existing capital resources will enable us to maintain our operations for at least the next 12 months. However, if our capital requirements vary materially from those currently planned, we may require additional financing sooner than anticipated. This financing may not be available in sufficient amounts or on terms acceptable to us and may be dilutive to existing stockholders. If adequate funds are not available or are not available on acceptable terms, our ability to hire, train or retain employees, to fund our expansion, take advantage of unanticipated opportunities, develop or enhance services or products, or respond to competitive pressures would be significantly limited.

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

Our investment policy requires us to invest funds in excess of operating requirements in:

•	obligations of the U.S. government and its agencies;

•	investment grade state and local government obligations; and

•	money market funds or deposits issued or guaranteed by U.S. and non-U.S. commercial banks, meeting credit rating and net worth requirements with maturities of less than two years.

At June 30, 2002, our cash and cash equivalents consisted primarily of money market funds held by large institutions in the U.S. and our short-term investments were invested in government debt securities maturing in less than eighteen months.

PART II:    OTHER INFORMATION

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

On May 28, 2002, we held our annual stockholders’ meeting. At such meeting, the following actions were voted upon:

(a)  Election of the following directors to serve until the 2003 Annual Meeting of Stockholders and thereafter until their successors are elected and qualified:

Director	Votes For	Votes Withheld
Radha R. Basu	22,672,686	20,222
Manuel F. Diaz	22,672,686	12,722
Bruce Golden	22,672,120	13,288
Claude M. Leglise	22,672,686	12,722
Edward S. Russell	22,672,120	13,288
Roger J. Sippl	22,672,686	12,722

(b)  To ratify the appointment of Ernst & Young as the Company’s independent auditors for the fiscal year ending December 31, 2002:

Votes For	Votes Against	Abstentions	Non-Votes
22,593,911	90,957	540	7,500

ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits

See Exhibit Index attached hereto, which is incorporated herein by reference.

(b)  Reports on Form 8-K:

During the quarter ended June 30, 2002, the Registrant filed the following reports on Form 8-K:

Date Filed	Date of Report	Item Number	Financial Statements Required
June 28, 2002	June 28, 2002	5. Other events	None

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

August 14, 2002	SUPPORTSOFT, INC.

	By	/s/ BRIAN M. BEATTIE
Brian M. Beattie Senior Vice President of Finance and Administration and Chief Financial Officer (Principal Financial Officer, Chief Accounting Officer and Duly Authorized Signatory)

EXHIBIT INDEX TO SUPPORTSOFT, INC.
QUARTERLY REPORT ON FORM 10-Q
FOR THE QUARTER ENDED JUNE 30, 2002

Exhibit Number	Description

4.1	Form of Common Stock Certificate.