Form 10-Q
period 2002-09-30
SUPPORTSOFT INC
filed 2002-11-15
CIK 1104855

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2002

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________ to ______________

Commission File No. 000-30901

SUPPORTSOFT, INC.
(Exact Name of Registrant as Specified in Its Charter)
(Zip Code)

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

On November 14, 2002, 33,697,384 shares of the Registrant’s Common Stock, $0.0001 par value, were outstanding.

SUPPORTSOFT, INC.
FORM 10-Q

QUARTERLY PERIOD ENDED SEPTEMBER 30, 2002

PART I. FINANCIAL INFORMATION

ITEM 1:  FINANCIAL STATEMENTS

SUPPORTSOFT, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands)

	September 30, 2002	December 31, 2001

	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$16,077	$17,757
Short term investments	12,406	8,515
Accounts receivable, net	14,282	12,509
Other current assets	2,816	3,708

Total current assets	45,581	42,489
Property and equipment, net	1,529	1,932
Purchased intangibles, net	—	1,794
Other assets	158	148

	$47,268	$46,363

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$1,064	$1,331
Accrued compensation	1,371	1,867
Other accrued liabilities	1,684	1,793
Purchased technology obligation, current portion	1,546	1,449
Capital lease obligations, current portion	563	569
Deferred revenue	16,781	12,535

Total current liabilities	23,009	19,544
Capital lease obligations, net of current portion	128	663
Other long term liabilities	—	927
Deferred revenue – long-term portion	2,023	932
Stockholders’ equity:
Common stock	3	3
Additional paid-in capital	108,049	108,031
Notes receivable from stockholders	—	(1,523)
Deferred stock compensation	—	(997)
Accumulated other comprehensive income (loss)	(41)	95
Accumulated deficit	(85,903)	(81,312)

Stockholders’ equity	22,108	24,297

	$47,268	$46,363

See accompanying notes.

SUPPORTSOFT, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share amounts; unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,

	2002	2001	2002	2001

Revenue:
License fees	$8,562	$5,069	$22,148	$15,997
Services	2,551	1,998	7,196	5,955

Total revenue	11,113	7,067	29,344	21,952

Costs and expenses:
Cost of license fees	67	131	197	500
Cost of services	1,448	1,486	4,384	4,735
Amortization of purchased technology	385	598	1,581	2,214
Research and development	2,228	2,995	6,698	9,817
Sales and marketing	5,741	7,101	16,833	21,723
General and administrative	1,490	1,346	4,177	4,715
Amortization of deferred stock compensation	—	870	578	3,554

Total costs and expenses	11,359	14,527	34,448	47,258

Loss from operations	(246)	(7,460)	(5,104)	(25,306)
Interest and other income, net	283	255	513	1,367

Net income (loss)	$37	$(7,205)	$(4,591)	$(23,939)

Basic net income (loss) per share	$0.00	$(0.23)	$(0.14)	$(0.77)

Shares used in computing per share amounts	32,643	31,316	32,290	30,891

Diluted net income (loss) per share	$0.00	$(0.23)	$(0.14)	$(0.77)

Shares used in computing per share amounts	34,074	31,316	32,290	30,891

See accompanying notes.

SUPPORTSOFT, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands; unaudited)

	Nine Months Ended September 30,

	2002	2001

Operating Activities
Net loss	$(4,591)	$(23,939)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	1,583	1,790
Amortization of deferred stock compensation	578	3,554
Amortization of purchased technology	1,581	2,214
Provision for bad debts	(164)	379
Other	(102)	81
Changes in assets and liabilities:
Accounts receivable	(1,609)	(586)
Prepaids and other current assets	892	249
Accounts payable	(267)	749
Accrued compensation	(496)	(915)
Other accrued liabilities	(109)	(2,253)
Deferred revenue	5,337	(2,843)

Net cash provided by (used in) operating activities	2,633	(21,520)

Investing Activities
Purchases of property and equipment	(1,180)	(1,601)
Other assets	(10)	(41)
Payments of purchased technology obligation	(618)	(304)
Purchases of short-term investments	(13,969)	(31,205)
Sales and maturities of short-term investments	10,045	58,914

Net cash provided by (used in) investing activities	(5,732)	25,763

Financing Activities
Proceeds from issuance of common stock, net of repurchases	437	1,517
Repayment of notes receivable from stockholders	1,523	528
Principal payments under capital lease obligations	(541)	(460)

Net cash provided by financing activities	1,419	1,585

Net increase (decrease) in cash and cash equivalents	(1,680)	5,828
Cash and cash equivalents at beginning of period	17,757	11,756

Cash and cash equivalents at end of period	$16,077	$17,584

See accompanying notes.

SUPPORTSOFT, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

(1)   Significant Accounting Policies:

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements include the accounts of SupportSoft, Inc. (the “Company” or “SupportSoft”) (formerly known as Support.com, Inc.) and its wholly owned subsidiaries.  All significant intercompany balances and transactions have been eliminated in consolidation.  The balance sheet at September 30, 2002 and the statements of operations for the three and nine months ended September 30, 2002 and 2001 and cash flows for the nine months ended September 30, 2002 and 2001 are unaudited.  In the opinion of management, these financial statements reflect all adjustments (consisting of normal reoccurring adjustments) that are necessary for a fair presentation of the results for and as of the periods shown.  The results of operations for such periods are not necessarily indicative of the results expected for the full fiscal year or for any future period.  The condensed consolidated financial statement information as of December 31, 2001 is derived from audited financial statements as of that date.  These financial statements should be read with the consolidated financial statements and related notes included in the Company’s Annual Report on Form 10-K, filed with the Securities and Exchange Commission on March 29, 2002.  Certain prior period balances have been reclassified to conform to current period presentation.

Financial Instruments

Estimated fair values of financial instruments are based on quoted market prices. The following is a summary of available-for-sale securities (in thousands) at September 30, 2002:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value

Cash	$3,301	$—	$—	$3,301
Money market funds	10,777	—	—	10,777
Commercial paper	1,999	—	—	1,999
Federal agencies	8,346	14	—	8,360
Corporate bonds	1,043	3	—	1,046
Auction backed securities	3,000	—	—	3,000

	$28,466	$17	$—	$28,483

Classified as:
Cash and cash equivalents	$16,077	—	—	$16,077
Short-Term Investments	12,389	17	—	12,406

	$28,466	$17	$—	$28,483

Revenue Recognition

SupportSoft has applied Statement of Position (“SOP”) 97-2, Software Revenue Recognition, as amended by SOP 98-4 and SOP 98-9, since its inception. License revenue is generally recognized when a customer agreement has been signed, the software product has been delivered, there are no uncertainties surrounding product acceptance, the fees are fixed or determinable, and collection is considered probable. License revenue is comprised of fees for term and perpetual licenses of SupportSoft’s software by corporate customers and resellers. Term licenses are sold with maintenance for which SupportSoft does not have vendor specific objective evidence (VSOE) to determine fair value. As a result, license revenue for term licenses is recognized ratably over the service period of the agreement and includes maintenance for term licenses. We do not allocate maintenance revenue from term licenses to services revenue, as we do not believe there is an allocation methodology that provides a meaningful and supportable allocation between license and maintenance revenues. SupportSoft considers all arrangements with payment terms extending beyond twelve months and other arrangements with payment terms longer than normal not to be fixed or determinable. If the fee is determined not to be fixed or determinable, revenue is recognized as payments become due from the customer. License revenue from arrangements with resellers is recognized ratably over the term of the arrangement commencing when payments are made or become due limited by guaranteed minimum amounts due under the arrangement or sell through activity.

Services revenue is primarily comprised of revenue from professional services, such as consulting services, training, maintenance and support. Arrangements that include software services are evaluated to determine whether those services are essential to the functionality of other elements of the arrangement. For perpetual license arrangements, when software services are not considered essential, the revenue related to the software services is recognized as the services are performed. When non-essential software services are bundled in a term licensing arrangment, revenue from the software services is recognized ratably over the period associated with the initial payment. When software services are considered essential, revenue under the arrangement is recognized using contract accounting, typically using the percentage of completion method.

Perpetual license revenues are recognized using the residual method described in SOP 98-9 for arrangements in which licenses are sold with multiple elements. For perpetual licensing arrangements, maintenance revenue is deferred and recognized over the service period of the arrangement, which is typically one year. Our perpetual arrangements may contain certain elements, such as the requirement that the Company deliver unspecified additional products, which require revenue to be taken ratably (monthly) over the delivery period.

Concentration of Credit Risk and Significant Customers

SupportSoft performs ongoing evaluations of its customers’ financial condition and generally does not require collateral. SupportSoft maintains reserves for credit losses, and such losses have been within management’s expectations. If the financial condition of SupportSoft’s customers were to deteriorate, resulting in an impairment of their ability to make payments, additional reserves may be required. The Company had reserves for credit losses at September 30, 2002 and December 31, 2001 of $664,000 and $828,000, respectively. One customer accounted for 34% of our total revenue for the three months ended September 30, 2002 and 14% of our total revenue for the nine months ended September 30, 2002. No other customer individually accounted for 10% or more of our total revenue for either period.

Net Income (Loss) Per Common Share

Basic and diluted net income (loss) per share are presented in accordance with Statement of Financial Accounting Standards No. 128, “Earnings per Share” (“FAS 128”), for all periods presented.

SupportSoft computes basic income or loss per share using the weighted-average number of common shares outstanding during the period, less shares subject to repurchase. SupportSoft computes diluted income or loss per share using the weighted-average number of common and dilutive common equivalent shares outstanding during the period. In loss periods, basic and dilutive loss per share is identical since the impact of common equivalent shares is anti-dilutive.

The following table sets forth the computation of basic and diluted net income (loss) per share (in thousands, except per share data):

	Three months ended September 30,		Nine months ended September 30,

	2002	2001	2002	2001

Net income (loss)	$37	$(7,205)	$(4,591)	$(23,939)

Basic:
Weighted-average shares of common stock outstanding	33,575	33,417	33,477	33,344
Less: Weighted-average shares subject to repurchase	(932)	(2,101)	(1,187)	(2,453)

Shares used in computing basic net income (loss) per share	32,643	31,316	32,290	30,891

Basic net income (loss) per share	$0.00	$(0.23)	$(0.14)	$(0.77)

Diluted:
Weighted-average shares of common stock outstanding	33,575	33,417	33,477	33,344
Add: Common equivalent shares outstanding	499	—	—	—
Less: Weighted-average shares subject to repurchase	—	(2,101)	(1,187)	(2,453)

Shares used in computing diluted net income (loss) per share	34,074	31,316	32,290	30,891

Diluted net income (loss) per share	$0.00	$(0.23)	$(0.14)	$(0.77)

(2)   Purchased Intangibles

On September 20, 2000, SupportSoft purchased source code and other related intellectual property rights from ePeople, Inc. (formerly known as NoWonder, Inc.) for $6.8 million.  The purchase price was recorded as purchased intangibles and included as an other asset in the Company’s consolidated balance sheet.  The Company paid $5.3 million through September 30, 2002, and will pay an additional $1.5 million through the quarter ended September 30, 2003. In addition to these payments, the Company’s obligation was reduced by approximately $200,000 in the quarter ended September 30, 2002 due to the final determination of the variable amount payable under the agreement.  The purchased technology was being amortized on a straight-line basis over the past two years and as of September 30, 2002 the purchased technology has been fully amortized.  Total amortization related to the purchased intangibles for the nine months ended September 30, 2002 was $1.6 million.

(3)   Recently Issued Accounting Standards

In July 2001, the FASB issued SFAS 142, “Goodwill and Other Intangible Assets.” SFAS 142 supersedes APB 17, “Intangible Assets,” and requires the discontinuance of goodwill amortization. In addition, SFAS 142 includes provisions regarding the reclassification of certain existing recognized intangibles as goodwill, reassessment of useful lives of existing recognized intangibles, reclassification of certain intangibles out of previously reported goodwill and the testing for impairment of existing goodwill and other intangibles. SFAS 142 is required to be applied for fiscal years beginning after December 15, 2001, with certain early adoption permitted. The adoption of SFAS 142 during the quarter ended March 31, 2002 did not have an impact on our financial position or results of operations. Additionally, there was no material impact on any prior period results upon adoption of SFAS 142.

In October 2001, the FASB issued SFAS 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” This statement addresses financial accounting and reporting for the impairment of long-lived assets. The adoption of SFAS 144 during the quarter ended March 31, 2002 did not have an impact on our financial position or results of operations.

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

(4)   Comprehensive Income (Loss)

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

The following are the components of comprehensive income (loss): (in thousands)

	Three months ended September 30,		Nine months ended September 30,

	2002	2001	2002	2001

Net income (loss)	$37	$(7,205)	$(4,591)	$(23,939)
Net unrealized gain (loss) on available-for-sale securities	(16)	65	(45)	55
Translation adjustment gain (loss)	84	125	(91)	6

Comprehensive income (loss)	$105	$(7,015)	$(4,727)	$(23,878)

The components of accumulated other comprehensive loss relate entirely to unrealized gains (losses) on available-for-sale securities and translation adjustment gains (losses) and are $(41,000) at September 30, 2002 and $138,000 at September 30, 2001.

(5)   Legal Proceedings

On or about November 30, 2001, Dana [sic] Risley, on behalf of herself [sic] and other similarly situated, filed a lawsuit, styled as a class action, against us in the United States District Court for the Southern District of New York. The complaint alleges, inter alia, that our Registration Statement and Prospectus dated July 18, 2000 for the issuance and initial public offering of 4,250,000 shares of the Company’s common stock contained material misrepresentations and/or omissions, related to alleged inflated commissions received by the underwriters of the offering. The lawsuit seeks unspecified damages as well as interest, fees and costs. The defendants named in the lawsuit are the Company, Radha Basu, Brian Beattie, Credit Suisse First Boston Corporation, Bear, Stearns & Co. Inc., and FleetBoston Robertson Stephens Inc. While it is too early to predict with certainty the outcome of the litigation, we believe that the claims against the Company and its management are without merit.

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

This report on Form 10-Q contains forward-looking statements. These statements relate to our, and in some cases our customers’, or alliance partners’, future plans, objectives, expectations, intentions and financial performance, as well as statements as to the anticipated percentage of total revenue that term licensing arrangements may constitute in future periods, expected net income or losses, expected cash flows, the adequacy of capital resources, growth in operations, the ability to compete and respond to technological change and the acceptance and performance of our products and services. In some cases, you can identify forward-looking statements because they use terms such as anticipates, believes, continue, could, estimates, expects, intends, may, plans, potential, predicts, should or will or the negative of those terms or other comparable words. These statements involve risks and uncertainties that may cause our actual results, activities or achievements to be materially different from those expressed or implied by these statements. These risks and uncertainties include those listed under Factors that May Affect Future Results and Management’s Discussion and Analysis of Financial Condition and Results of Operations.

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

Overview

SupportSoft is a leading provider of service and support automation software.  Our Web-based family of product solutions is designed to help corporations automate and personalize the service or support they provide their customers, subscribers, employees and partners.  Our software is used both within office environments and the home.  SupportSoft principally sells its software products to corporate enterprises, service providers, information technology outsourcers plus personal computer and device manufacturers.

SupportSoft’s customers utilize its software platform to increase the efficiency and effectiveness of their service or support operations.   For example, our corporate customers can use our software to better manage enterprise knowledge through automation, discover and meter information technology assets, or provide support to employees, including support for mobile devices, through mass healing or enabling employee self-service.  Similarly, our customers that focus on service automation for their consumers can use our software to provide automated installation of a broadband connection, customer self-service or intelligent assisted service.

As a result of eliminating manual steps in either the service or support processes, we believe that our software reduces operational costs, contributes to improved user satisfaction and may accelerate business growth.  These benefits are enabled through faster, more precise and automated resolution of difficulties associated with the use of operating systems, networks, software applications, business processes, broadband connectivity and other technologies.  Our core products offer automated, personalized support designed to resolve problems through proactive mass healing, self-healing, user self-service and intelligent assisted support -- all delivered via the Internet.

As the diversity of computing systems and devices increases, the number and types of software applications proliferate, and the reliance on technology of all kinds intensifies at work and at home, we believe that service and support automation software will play an increasingly essential role in helping companies function and compete effectively.   Customers which have purchased our products and services include corporate enterprises such as General Electric, Cisco Systems, Bank of America, and Procter & Gamble; broadband service providers such as Comcast Online Communications, SBC Communications, Cox Communications, and Charter Communications; personal computer manufacturers such as IBM and Sony; and support outsourcers such as Computer Sciences Corporation, IBM, and Perot Systems.

RESULTS OF OPERATIONS

The following table sets forth the results of operations for the three and nine months ended September 30, 2002 and 2001 expressed as a percentage of total revenue.

	Three Months Ended September 30,		Nine Months Ended September 30,

	2002	2001	2002	2001

Revenue:
License fees	77%	72%	75%	73%
Services	23	28	25	27

Net revenue	100	100	100	100

Costs and expenses:
Cost of license fees	1	2	1	12
Cost of services	13	21	15	22
Amortization of purchased intangibles	3	9	5	10
Research and development	20	42	23	45
Sales and marketing	52	101	57	99
General and administrative	13	19	14	21
Amortization of deferred stock compensation	—	12	2	16

Total costs and expenses	102	206	117	215
Loss from operations	(2)	(106)	(17)	(115)
Interest income and other income, net	2	4	1	6

Net income (loss)	0%	(102)%	(16)%	(109)%

Three and Nine Months Ended September 30, 2002 and 2001

Revenue

License revenue is generally recognized when a customer agreement has been signed, the software product has been delivered, there are no uncertainties surrounding product acceptance, the fees are fixed or determinable, and collection is considered probable. License revenue is comprised of fees for term and perpetual licenses of SupportSoft's software by corporate customers and resellers. Term licenses are sold with maintenance for which SupportSoft does not have vendor specific objective evidence (VSOE) to determine fair value. As a result, license revenue for term licenses is recognized ratably over the service period of the agreement and includes maintenance for term licenses. We do not allocate maintenance revenue from term licenses to services revenue, as we do not believe there is an allocation methodology that provides a meaningful and supportable allocation between license and maintenance revenues. SupportSoft considers all arrangements with payment terms extending beyond twelve months and other arrangements with payment terms longer than normal not to be fixed or determinable. If the fee is determined not to be fixed or determinable, revenue is recognized as payments become due from the customer. License revenue from arrangements with resellers is recognized ratably over the term of the arrangement commencing when payments are made or become due limited by guaranteed minimum amounts due under the arrangement or sell through activity.

Services revenue is primarily comprised of revenue from professional services, such as consulting services, training, maintenance and support. Arrangements that include software services are evaluated to determine whether those services are essential to the functionality of other elements of the arrangement. For perpetual license arrangements, when software services are not considered essential, the revenue related to the software services is recognized as the services are performed. When non-essential software services are bundled in a term licensing arrangement, revenue from the software services is recognized ratably over the period associated with the initial payment. When software services are considered essential, revenue under the arrangement is recognized using contract accounting, typically using the percentage of completion method.

Perpetual license revenues are recognized using the residual method described in SOP 98-9 for arrangements in which licenses are sold with multiple elements. For perpetual licensing arrangements, maintenance revenue is deferred and recognized over the service period of the arrangement, which is typically one year. Our perpetual arrangements may contain certain elements, such as the requirement that the Company deliver unspecified additional products, which require revenue to be taken ratably (monthly) over the delivery period.

The following is an example of our revenue recognition for a term license.  If we receive an order from a customer for a 36-month term license in December of a year, we would recognize only one month of license fees for that year even if that customer prepaid 12 months of the 36-month term. Pursuant to this typical arrangement, we would record one year of fees in accounts receivable upon signing a new term license agreement, while recognizing only one month of revenue. As a result, our accounts receivable balance could represent a significant portion of our total revenue and increase our days sales outstanding (DSO) calculation.

Total revenue increased 57% to $11.1 million for the three months ended September 30, 2002 from $7.1 million for the three months ended September 30, 2001. Total revenue increased 34% to $29.3 million for the nine months ended September 30, 2002 as compared to $22.0 million for the same period in 2001.

International revenue represented 6% and 13% of total revenue for the three and nine months ended September 30, 2002, compared with 19% and 21% for the three and nine months ended September 30, 2001.

One customer accounted for 34% of our total revenue for the three months ended September 30, 2002 and 14% of our total revenue for the nine months ended September 30, 2002. No other customer individually accounted for 10% or more of our total revenue for either period.

  License revenue

License revenue increased to $8.6 million for the three months ended September 30, 2002 from $5.1 million for the three months ended September 30, 2001 and to $22.1 million for the nine months ended September 30, 2002 from $16.0 million for the nine months ended September 30, 2001. The increase in license revenue was due primarily to greater demand for, and market acceptance of, our software products, expansion of our product line and an increase in the amount of revenue from perpetual licenses, where typically more revenue is recognized in the period when the license arrangements are signed than from term license arrangements. For the three months ended September 30, 2002 and 2001, ratable revenue from licenses as a percentage of total revenue was 41% and 55%. For the nine months ended September 30, 2002 and 2001, ratable revenue from licenses as a percentage of total revenue was 41% and 57%, respectively.  Although the percentage of revenue we recognize from ratable licensing arrangements will vary from period to period, we currently anticipate that this revenue will represent approximately 35% to 45% of total revenue in future periods. The percentage of revenue we recognize from ratable arrangements may vary from period to period due to factors including: the acceptance of product deliverables, the timing of payments received from our customers, renewal of agreements and the financial condition of our customers which may restrict or eliminate their ability to continue to pay for our software.

  Services revenue

Service revenue increased to $2.6 million for the three months ended September 30, 2002 from $2.0 million for the three months ended September 30, 2001 and to $7.2 million for the nine months ended September 30, 2002 from $6.0 million for the nine months ended September 30, 2001. This increase was due primarily to increased implementation, training and consulting services and maintenance revenue from new licensing arrangements.

Cost of Revenue

  Cost of license fees

Cost of license revenue consists primarily of costs related to license fees paid to third parties under technology license arrangements. Cost of license fees decreased to $67,000 for the three months ended September 30, 2002 from $131,000 for the three months ended September 30, 2001. Cost of license fees for the nine months ended September 30, 2002 decreased to $197,000 from $500,000 for the same period in 2001. The lower cost was due to the decrease in the resale of third party software sold with our products.

  Cost of services fees

Cost of services consists primarily of salaries, travel costs, related overhead expenses and payments made to third parties for consulting services.  Cost of services revenue decreased to $1.4 million for the three months ended September 30, 2002 from $1.5 million for the three months ended September 30, 2001. This decrease was due primarily to a decrease in travel and consulting expenses offset by a smaller increase in salary and related expenses. Cost of services revenue for the nine months ended September 30, 2002 decreased to $4.4 million compared to $4.7 million for the same period in 2001.  This decrease was primarily due to a decrease in traveling expenses.

Amortization of Purchased Technology

Amortization of purchased intangibles was $385,000 and $1.6 million for the three and nine months ended September 30, 2002 compared to $598,000 and $2.2 million for the three and nine months ended September 30, 2001.  These decreases were attributable to a reduction in payments required to be made to a third party pursuant to a technology acquisition agreement. As of September 30, 2002, the purchased intangibles balance was fully amortized and therefore we do not anticipate future amortization expense as a result of prior arrangements.

Research and Development Expense

Research and development expense consists primarily of salary and related costs and consulting expenses for research and development personnel. Research and development expense decreased to $2.2 million for the three months ended September 30, 2002 from $3.0 million for the three months ended September 30, 2001. Research and development expense for the nine months ended September 30, 2002 decreased to $6.7 million from $9.8 million for the same period in 2001. These decreases were due primarily to a reduction in third party consulting services and salary expenses due to lower headcount.

Sales and Marketing Expense

Sales and marketing expense consists primarily of salary and commission costs as well as promotional expenses, including public relations, advertising and trade shows. Sales and marketing expense decreased to $5.7 million for the three months ended September 30, 2002 from $7.1 million for the three months ended September 30, 2001. Sales and marketing expense for the nine months ended September 30, 2002 decreased to $16.8 million from $21.7 million for the same period in 2001. These decreases were due primarily to a reduction in salary expenses due to lower headcount, recruiting expenses and promotional expenses, including public relations, advertising and trade shows.

General and Administrative Expense

General and administrative expense consists primarily of salary expense and related costs of administrative personnel and professional fees for legal, accounting and other professional services. General and administrative expense increased to $1.5 million for the three months ended September 30, 2002 from $1.3 million for the three months ended September 30, 2001. This increase was primarily due to an increase in salary and related expenses.  General and administrative expense for the nine months ended September 30, 2002 decreased to $4.2 million as compared to $4.7 million for the same period in 2001. This decrease was due primarily to a reduction in fees for legal services, consulting fees and annual report costs.

Amortization of Deferred Stock Compensation

We amortized deferred compensation expense of zero and $578,000 during the three and nine months ended September 30, 2002 as compared to $870,000 and $3.6 million during the same periods in 2001. This compensation expense relates to options awarded to individuals in all operating expense categories.  As of June 30, 2002, all existing deferred stock compensation balances have been fully amortized.

Interest and Other Income, Net

Interest and other income, net, increased to $283,000 for the three months ended September 30, 2002 from $255,000 for the three months ended September 30, 2001. This increase was attributable primarily to a foreign currency translation gain and interest earned on the repayment of notes receivable from stockholders.  Interest and other income, net, decreased to $513,000 for the nine months ended September 30, 2002 as compared to $1.4 million for the same period in 2001. The decrease was attributable primarily to a decrease in interest income due to lower cash, cash equivalents and short-term investment balances and to a lesser extent the rate of return on our invested cash balances.

LIQUIDITY AND CAPITAL RESOURCES

Since our incorporation in December 1997, we have financed our operations primarily through our initial public offering, cash flows from operations and, to a lesser extent, from the private placement of our preferred and common stock, bank borrowings and capital equipment lease financing.

Operating Activities

Net cash generated by operating activities was $2.6 million for the nine months ended September 30, 2002, an increase of $24.1 million over the $21.5 million used in operating activities for the nine months ended September 30, 2001.  Amounts included in net loss, which do not require the use of cash, including amortization of deferred stock compensation, amortization of purchased intangibles, depreciation of fixed assets and the provision for bad debt, amounted to $3.6 million for the nine months ended September 30, 2002 compared to $7.9 million for the nine months ended September 30, 2001. Net cash generated by operating activities for the nine month period ended September 30, 2002 was also the result of an increase of $5.3 million in deferred revenue and a decrease in other current assets of $892,000, offset by a net loss of $4.6 million and an increase in accounts receivable of $1.6 million.

Investing Activities

Net cash used in investing activities was $5.7 million for the nine months ended September 30, 2002, a decrease of $31.5 million over the $25.8 million provided by the investing activities for the comparable period ended September 30, 2001. Net cash used in investing activities for the nine months ended September 30, 2002, resulted from the purchase of $14.0 million in short-term investments and $1.2 million in property and equipment offset by the sale and maturity of $10.0 million in short-term investments.

Financing Activities

Net cash provided by financing activities was $1.4 million for the nine months ended September 30, 2002 and $1.6 million for the nine months ended September 30, 2001.  For the period ended September 30, 2002, cash provided by financing activities was attributable primarily to net proceeds from the repayment of notes receivable from stockholders and to a lesser extent the purchase of common stock under the Employee Stock Purchase Plan offset by principal repayments under capital lease obligations.

Commitments

As of September 30, 2002, our principal commitments consisted of obligations outstanding under a technology acquisition agreement and capital and operating leases. We anticipate requiring minimal additional space in the next 12 months. The following summarizes our contractual obligations as of September 30, 2002 and the effect these contractual obligations are expected to have on our liquidity and cash flows in future periods (in thousands).

	Payments Due By Period

	Total	1 Year or Less	1–3 Years	After 3 Years

Operating leases	$1,723	$932	$791	$—
Purchased technology	1,546	1,546	—	—
Capital lease obligations	691	563	128	—

Total	$3,960	$3,041	$919	$—

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

Revenue Recognition

SupportSoft has applied Statement of Position (“SOP”) 97-2, Software Revenue Recognition, as amended by SOP 98-4 and SOP 98-9, since its inception. License revenue is generally recognized when a customer agreement has been signed, the software product has been delivered, there are no uncertainties surrounding product acceptance, the fees are fixed or determinable, and collection is considered probable. License revenue is comprised of fees for term and perpetual licenses of SupportSoft’s software by corporate customers and resellers. Term licenses are sold with maintenance for which SupportSoft does not have vendor specific objective evidence (VSOE) to determine fair value. As a result, license revenue for term licenses is recognized ratably over the service period of the agreement and license revenue includes maintenance for term licenses. We do not allocate maintenance revenue from term licenses to services revenue, as we do not believe there is an allocation methodology that provides a meaningful and supportable allocation between license and maintenance revenues. SupportSoft considers all arrangements with payment terms extending beyond twelve months and other arrangements with payment terms longer than normal not to be fixed or determinable. If the fee is determined not to be fixed or determinable, revenue is recognized as payments become due from the customer. License revenue from arrangements with resellers is recognized ratably over the term of the arrangement commencing when payments are made or become due limited by guaranteed minimum amounts due under the arrangement or sell through activity.

Services revenue is primarily comprised of revenue from professional services, such as consulting services, training, maintenance and support. Arrangements that include software services are evaluated to determine whether those services are essential to the functionality of other elements of the arrangement. For perpetual license arrangements, when software services are not considered essential, the revenue related to the software services is recognized as the services are performed. When non-essential software services are bundled in a term licensing arrangement, revenue from the software services is recognized ratably over the period associated with the initial payment. When the software services are considered essential, revenue under the arrangement is recognized using contract accounting, typically using the percentage of completion method.

Perpetual license revenues are recognized using the residual method described in SOP 98-9 for arrangements in which licenses are sold with multiple elements. For perpetual licensing arrangements, maintenance revenue is deferred and recognized over the service period of the arrangement, which is typically one year. Our perpetual arrangements may contain certain elements, such as the requirement that the Company deliver unspecified additional products, which require revenue to be taken ratably (monthly) over the delivery period.

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

In July 2001, the FASB issued SFAS 142, “Goodwill and Other Intangible Assets.” SFAS 142 supersedes APB 17, “Intangible Assets,” and requires the discontinuance of goodwill amortization. In addition, SFAS 142 includes provisions regarding the reclassification of certain existing recognized intangibles as goodwill, reassessment of useful lives of existing recognized intangibles, reclassification of certain intangibles out of previously reported goodwill and the testing for impairment of existing goodwill and other intangibles. SFAS 142 is required to be applied for fiscal years beginning after December 15, 2001, with certain early adoption permitted. The adoption of SFAS 142 during the quarter ended March 31, 2002 did not have an impact on our financial position or results of operations. Additionally, there was no material impact on any prior period results upon adoption of SFAS 142.

In October 2001, the FASB issued SFAS 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” This statement addresses financial accounting and reporting for the impairment of long-lived assets. The adoption of SFAS 144 during the quarter ended March 31, 2002 did not have an impact on our financial position or results of operations.

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

Factors that May Affect Future Results

We have a history of losses and only recently became profitable.  If we do not continue to be profitable, we may not be able to continue to operate.

We incurred net losses of approximately $85.9 million for the period from December 3, 1997 through June 30, 2002, and although we earned a profit of $37,000 during the three month period ending September 30, 2002, we expect to incur a net loss for the full year 2002. If we do not maintain the net income  or loss predicted or expected by securities analysts or investors, the market price of our stock will likely decline. If we incur net losses, we may not be able to increase our number of employees in sales, marketing and research and development programs or increase our investment capital equipment or otherwise execute our business plan.  If we fail to sustain or increase profitability in the future, our business will suffer and we may not be able to continue to operate.

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

Several factors are likely to cause fluctuations in our operating results, including:

•	demand for our service and support automation software;

•	the price and mix of products and services we or our competitors offer;

•	our ability to gain and retain customers;

•	the amount and timing of operating costs and capital expenditures relating to expansion of our business, infrastructure and marketing activities;

•	size and timing of customer orders and the timing of customer license payments; and

•	our ability to recognize revenue in a given quarter.

Our quarterly results depend on the size of a small number of orders, so the delay or loss of any single large order during a quarterly period, and especially an order for a perpetual license rather than a term license, could harm that quarter’s results and cause our stock price to decline.

Our operating results could suffer if any large orders are delayed or cancelled in any future period. Each quarter, we derive a significant portion of our license revenue from a small number of relatively large orders for the licensing of our service and support automation software. We license our service and support automation software under perpetual and term licenses. Perpetual licenses typically result in our recognition of a larger amount of revenue in the quarter in which the license is granted as compared with term licenses. Revenue from a perpetual license is generally recognized upon delivery of a product. Revenue from a term license is recognized on a monthly basis over the agreement term, which is typically three years. We expect that we will continue to depend upon a small number of large orders for a significant portion of our license revenue.

Because a small number of customers have historically accounted for and may in future periods account for substantial portions of our revenue, our revenue could decline because of delays of customer orders or the failure of existing customers to renew licenses.

For the three months ended September 30, 2002, one customer accounted for 34% of our total revenue.  Because we have a small number of customers and a few customers are likely to continue to account for a significant portion of our revenue, our revenue could decline because of the loss or delay of a single customer order or the failure of an existing customer to renew its term license. We may not obtain additional customers. The failure to obtain additional customers, the loss or delay of customer orders and the failure of existing customers to renew licenses or pay fees due will harm our operating results.

Our sales cycle can be lengthy and if revenue forecasted for a particular quarter is not realized in that quarter, significant expenses incurred may not be offset by corresponding sales.

Our sales cycle for our service and support automation software can range from three months to nine months or more and may vary substantially from customer to customer. While our customers are evaluating our products and services, we may incur substantial sales and marketing expenses and spend significant management effort. Any delay in completing sales in a particular quarter could cause our operating results to be below expectations.

We must achieve broad adoption and acceptance of our service and support automation products and services or we will not increase our market share or grow our business.

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

Our product innovations may not achieve the market penetration or price stability necessary for us to maintain profitability.

If we fail to develop, in a timely manner, new or enhanced versions of our service and support automation software or to provide new products and services that achieve rapid and broad market acceptance or price stability, we may not maintain our profitability. We may fail to identify new product and service opportunities successfully. Our existing products will become obsolete if we fail to introduce new products or product enhancements that meet new customer demands, support new standards or integrate with new or upgraded versions of packaged applications. We may have little or no control over the factors that might influence market acceptance of our products and services. These factors include:

•	the willingness of enterprises to transition to service and support automation solutions and

•	acceptance of competitors’ service and support automation solutions or other similar technologies.

Our software may not operate with the hardware and software platforms that are used by our customers now or in the future, and as a result our business and operating results may suffer.

We currently serve a customer base with a wide variety of constantly changing hardware, packaged software applications and networking platforms. If there is widespread adoption of other operating system environments, and if we fail to release versions of our service and support automation software that are compatible with these other operating systems, our business and operating results will suffer. Our future success also depends on:

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

We may acquire or invest in complementary businesses, technologies or products. If we are unable to use or integrate any newly acquired entities or technologies effectively or profitably, our operating results could suffer. Acquisitions by us could also result in large and immediate write-offs, incurrence of debt and contingent liabilities or amortization of expenses related to goodwill and other intangibles, which could harm our operating results. Additional funds to finance any acquisitions may not be available on terms that are favorable to us, and, in the case of equity financings, may dilute our stockholders.

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

Our failure to establish and expand strategic alliances would harm our ability to achieve market acceptance of our service and support automation software.

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

Our software may depend on the uninterrupted operation of our internal and outsourced communications and computer systems. These systems are vulnerable to damage or interruption from computer viruses, human error, natural disasters and intentional acts of vandalism and similar events. Our disaster recovery plan may not be adequate and business interruption insurance may not be enough to compensate us for losses that occur. These problems could interrupt our customers’ ability to use our service and support automation products or services which could harm our reputation and cause us to lose customers and revenue.

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

We must compete successfully in the service and support automation market or we will lose market share and our business will fail.

The market for our products is intensely competitive, rapidly changing and significantly affected by new product introductions and other market activities of industry participants. Competitive pressures could reduce our market share or require us to reduce the price of products and services and therefore our gross margin, which could harm our business and operating results. Our integrated software solution competes against various vendors’ software products designed to accomplish specific elements of a complete service and support automation solution. For example, in the market for automated delivery of support solutions, we compete with Motive Communications, Inc.

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

Because our service and support automation software is designed to support businesses operating over the Internet, our success depends on the continued growth and levels of performance of Internet usage.

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

We may experience a decrease in market demand due to the slowing economy in the United States which has been further stymied by the recent concerns of terrorism, war and social and political instability.

Economic growth has slowed significantly, and some analysts believe the United States economy is experiencing a recession. In addition, the terrorists attacks in the United States and turmoil in the Middle East have increased the uncertainty in the United States economy and may further add to the decline in the United States business environment. The war on terrorism, along with the effects of the terrorist attack and other similar events, could have contributed to the further slowdown of the already slumping market demand for goods and services, including service and support automation software. If the economy continues to decline as a result of the recent economic, political and social turmoil, or if there are further terrorist attacks in the United States or elsewhere, we may experience decreases in the demand for our products and services, which may harm our operating results.

Governmental regulation and legal changes could impair the growth of the Internet and decrease demand for our products or increase our cost of doing business.

The laws and regulations that govern our business change rapidly. Any change in laws and regulations could impair the growth of the Internet and could reduce demand for our products, subject us to liability or increase our cost of doing business. The United States government and the governments of states and foreign countries have attempted to regulate activities on the Internet and the distribution of software. Also, in 1998, Congress passed the Internet Freedom Act, which imposed a three-year moratorium on state and local taxes on Internet-based transactions.  In late 2001, this moratorium was extended for two years.  Failure to renew this moratorium would allow states to impose taxes on e-commerce. This might harm our business directly and indirectly by harming the businesses of our customers, potential customers and the parties to our business alliances. The applicability to the Internet of existing laws governing issues is uncertain and may take years to resolve. Evolving areas of law that are relevant to our business include privacy laws, intellectual property laws, proposed encryption laws, content regulation and sales and use tax laws and regulations.

Our directors, executive officers, and principal stockholders own a substantial portion of our common stock and this concentration of ownership may allow them to elect most of our directors and could delay or prevent a change in control of SupportSoft.

Our directors, executive officers, and stockholders who currently own over 5% of our common stock collectively beneficially own a substantial portion of our outstanding common stock. These stockholders, if they vote together, will be able to significantly influence all matters requiring stockholder approval. For example, they may be able to elect most of our directors, delay or prevent a transaction in which stockholders might receive a premium over the market price for their shares or prevent changes in control or management.

Our stock price may be highly volatile and may decline significantly because of stock market fluctuations and other factors that affect the prices of technology stocks. A decline in our stock price could result in securities class action litigation against us.  Securities class action litigation diverts management’s attention and may harm our business.

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

On or about November 30, 2001, Dana [sic] Risley, on behalf of herself [sic] and other similarly situated, filed a securities class action lawsuit against SupportSoft.  We may again in the future be a target of similar litigation. Securities litigation could result in substantial costs and divert management’s attention and resources, which could harm our ability to execute our business plan.

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

ITEM 3: QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Qualitative and Quantitative Disclosures about Market Risk

 We develop products in the United States and market and sell in North America, South American, Asia and Europe. As a result, our financial results could be affected by factors such as changes in foreign currency exchange rates or weak economic conditions in foreign markets. As most sales are currently made in U.S. dollars, a strengthening of the dollar could make our products less competitive in foreign markets. Our interest income is sensitive to changes in the general level of U.S. interest rates, particularly since the majority of our investments are in short-term instruments. Because of the nature of our short-term investments, we have concluded that there is no material market risk exposure.

Our investment policy requires us to invest funds in excess of operating requirements in:

•	obligations of the U.S. government and its agencies;

•	investment grade state and local government obligations;

•	securities of U.S. corporations rated A1 or the equivalent for short-term ratings and A2 or the equivalent for long-term ratings by Standard and Poors or the Moody’s equivalent; and

•	money market funds or deposits issued or guaranteed by U.S. and non-U.S. commercial banks, meeting credit rating and net worth requirements with maturities of less than two years.

At September 30, 2002, our cash and cash equivalents consisted primarily of money market funds held by large institutions in the U.S. and our short-term investments were invested in government debt securities maturing in less than eighteen months.

ITEM 4:    CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Within 90 days prior to the date of this report, we carried out an evaluation, under the supervision and with the participation of our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures.  Based on this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures are effective in alerting them timely to material information required to be included in our periodic SEC reports.

Changes in Internal Controls

There were no significant changes in our internal controls or, to our knowledge, in other factors that could significantly affect those controls subsequent to the date of their evaluation, and there were no significant deficiencies or material weaknesses in such controls requiring corrective actions.

PART II:             OTHER INFORMATION

Not applicable.

SIGNATURE

               Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

November 14, 2002	SUPPORTSOFT, INC.

	By	/s/ Brian M. Beattie

Brian M. Beattie Senior Vice President of Finance and Administration and Chief Financial Officer (Principal Financial Officer, Chief Accounting Officer and Duly Authorized Signatory)

Certifications

I, Radha R. Basu, certify that:

1. I have reviewed this quarterly report on Form 10-Q of SupportSoft, Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b) evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6. The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 14, 2002

/s/ Radha R. Basu
Radha R. Basu Chief Executive Officer and President

I, Brian M. Beattie, certify that:

1. I have reviewed this quarterly report on Form 10-Q of SupportSoft, Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b) evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6. The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 14, 2002

/s/ Brian M. Beattie
Brian M.Beattie Senior Vice President of Finance and Administration and Chief Financial Officer