Form 10-K
period 2002-12-31
SUPPORTSOFT INC
filed 2003-03-27
CIK 1104855

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2002

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Transition Period from __________________ to __________________

Commission File No. 000-30901

SUPPORTSOFT, INC.

(Exact Name of Registrant as Specified in Its Charter)

Delaware	94-3282005
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

575 Broadway, Redwood City, CA	94063
(Address of Registrant’s Principal Executive Offices)	(Zip Code)

Registrant’s telephone number including area code: (650) 556-9440

Securities registered pursuant to Section 12(b) of the Act: NONE

Securities registered pursuant to Section 12(g) of the Act:

Common Stock, $.0001 par value

(Title of Class)

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   Yes ☒    No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).    Yes ☐    No ☒

The aggregate market value of the registrant’s common stock, $.0001 par value, held by non-affiliates of the registrant was approximately $31,167,458 based upon the closing price as of June 28, 2002. Shares of common stock held by each executive officer, director, and stockholders known by the registrant to own 5% or more of the outstanding stock based on Schedule 13G filings, have been excluded since such persons may be deemed affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

As of March 15, 2003, there were 33,826,053 shares of registrant’s common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of registrant’s definitive proxy statement (the “Proxy Statement”) to be mailed to stockholders in connection with its 2003 annual meeting of stockholders scheduled to be held on May 27, 2003 are incorporated by reference into Part III of this report. Except as expressly incorporated by reference, the registrant’s Proxy Statement shall not be deemed to be part of this report.

SUPPORTSOFT, INC.

FORM 10-K

FOR FISCAL YEAR ENDED DECEMBER 31, 2002

i

The statements contained in this Report on Form 10-K that are not purely historical are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, including statements regarding our expectations, beliefs, intentions or strategies regarding the future. Words such as “anticipates,” “expects,” “intends,” “plans,” “believes,” “seeks,” “estimates” and similar expressions identify such forward-looking statements. These forward-looking statements are subject to risks and uncertainties that could cause actual results to differ materially from those indicated in the forward-looking statements. These are statements that relate to future periods and include statements relating to anticipated features and benefits of our products and services; statements by independent research firms relating to industry statistics and projections and the potential effect of not deploying service and support automation solutions; statements relating to our mission and strategy and components of our strategy, including our intentions to expand our market reach, to continue to develop or potentially acquire advanced support and service technologies, to expand our presence in corporate enterprises, to create new sales entry points, to increase our share of the broadband service provider market, to focus certain marketing efforts on some of our new component products, to foster an environment to obtain customer feedback, to expand our sales and distribution reach and to continue to increase customer return on investment; our expectations as to benefits we may derive from our strategic alliances and distribution relationships, expected results, cash flows, expenses including those related to sales and marketing, research and development and general and administrative; expected revenue and sources of revenue and make-up of revenue; expected impact, if any, of legal proceedings; the adequacy of liquidity and capital resources; growth in business and operations; and the effect of recent accounting pronouncements. Factors that could cause actual results to differ materially from those predicted, include but are not limited to, our dependence on a small number of relatively large orders, our ability to attract and retain customers for existing and new services and to achieve adoption and acceptance of our products and services, the ability of our products to achieve market penetration, the ability to use or integrate third-party technologies and to expand infrastructure to meet the demand for our services, our ability to expand internationally, our ability to control expenses, the success of our strategic relationships, the continued acceptance of term license agreements, lack of renewals or payments for license agreements, the impact of international conflict and continued economic downturns in either domestic or foreign markets and the resulting changes in the amount of technology spending by customers and prospects, the rapid pace of technological change and the strength of competitive offerings. Additional factors, which could cause actual results to differ materially, include those set forth in the following discussion, and, in particular, the risks discussed in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Other Factors Affecting our Business and Operating Results.” These forward-looking statements speak only as of the date hereof. Unless required by law, we undertake no obligation to update publicly any forward-looking statements.

PART I

ITEM 1.    BUSINESS.

Overview

We are a leading provider of service and support automation software. Our enterprise-class software solutions are designed to help corporations automate, manage and personalize the service and support they provide to their employees, customers and partners. Our software helps streamline the service and support process by solving and managing problems associated with the use of various types of computing endpoints and related technologies such as personal computers, network servers, operating systems, software applications, handheld devices, and wired or wireless networks. Our software helps reduce manual steps in the service and support process. We believe that as a result, our software helps corporations resolve problems faster and more cost efficiently while improving user satisfaction associated with the use of operating systems, networks, software applications, business processes and other technologies.

Our products offer corporations an alternative to the conventional, labor intensive and costly way of resolving service and support problems through interactions using phone support or employee desk-side visits by information technology professionals within corporations, or household visits by service provider technical professionals. Our products are designed to avoid or resolve problems automatically through mass healing and system self-healing. If a problem should occur, our products offer users a self-service approach and enable support analysts to provide intelligent assisted support—all delivered through the Internet.

Corporations utilize our software in different ways to help preempt, respond to and manage support problems within their company, or customer and partner networks. Enterprise information technology departments use our software to proactively address technical problems before they occur, to respond more effectively to their employees when problems do occur, and to help the ongoing management of their technical resources. Similarly, broadband service providers utilize our software throughout their customer network to help acquire subscribers through automated installation, retain subscriber loyalty via ongoing support and grow their business relationship with subscribers over time through automated provisioning of added value services such as home networking. Lastly, hardware and software manufacturers and information technology outsourcers use our software to support and manage their respective products and services used by their customers.

Customers using our products and services include corporate enterprises such as Bank of America, Cisco Systems, General Electric and Procter & Gamble; broadband service providers such as Charter Communications, Comcast Online Communications, Cox Communications and SBC Communications; personal computer manufacturers such as IBM and Sony; and support outsourcers such as CSC (Computer Sciences Corporation), IBM Global Services and Perot Systems.

As the diversity of technology increases, the number and types of applications proliferate, and the reliance on technology of all kinds intensifies, we believe that service and support automation software will play an increasingly essential role in helping enterprises function and compete effectively. Our mission is to deliver the premier software platform for the resolution of service and support problems experienced by corporations—their employees, customers, subscribers or partners at home, at work or anywhere they require the use of technology ranging across systems and networks—wired or wireless, personal computers, servers, devices, software applications, business processes and other technologies.

Industry Background and Customer Markets

We believe that as technology continues to advance into all aspects of professional and personal life, service and support problems will increase proportionately to the growth in endpoints of various types from today’s personal computers, Internet-enabled cellular phones and home networks to tomorrow’s newest computing invention. Historical approaches to managing and resolving service and support issues are difficult to scale in meeting the growing enterprise and consumer requirements of the future. We believe that service and support automation software will be necessary to keep up with the escalating number of service and support problems.

We believe service and support automation can help drive significant cost efficiencies in addressing both enterprise and household needs. For enterprises seeking to lower employee, customer or partner support costs, boost productivity and gain business advantage, support automation software can help them to respond more efficiently to technical problems, preempt problems before they occur and better manage the computing endpoints within their company and across their information technology network. For broadband service providers seeking to help their customers with their computer needs within the household, service automation software can efficiently speed broadband installation when a high speed data customer is acquired, help retaining customers through personalized self-service throughout the subscriber’s lifecycle, and grow customer value through easing the installation of new services such as home networking. Whether the service and support need is inside the business or outside with its customers, we believe that service and support automation software can provide a significant competitive advantage to companies during a time of tight technology spending and management pressure to demonstrate immediate return on technology investments.

We market and sell our support automation software primarily to corporate enterprises, broadband service providers, support outsourcers, computing device manufacturers and businesses that seek to extend their support or service solutions to their supplier and partner networks. A primary audience for our software is corporate information technology departments that are seeking to improve the productivity of their company’s employees and reduce operational expenses associated with providing technical support, including better management, creation and access to knowledge content critical to resolving service and support problems. Companies license our Resolution Suite to provide a global, scalable support solution with the ability to provide support for a full spectrum of simple to complex technical issues to employees, even if working remotely. Our Mobile Device Management Suite allows companies to manage and support endpoint mobile devices such as personal digital assistants used by employees. Organizations also use our Knowledge Center Suite software to automate the process of building, accessing and managing company knowledge content essential to employee self-service and information technology analyst success in resolving problems associated with the use of technology. A representative sample of our corporate enterprise customers include: ADP Dealer Services, Bank of America, Belgacom, BT (British Telecom), Cisco Systems, Clorox, CompuCom, CSC (Computer Sciences Corporation), General Electric, JCPenney, Nokia, Procter & Gamble, Schlumberger Omnes and Siebel Systems.

Corporations may extend their support capabilities outside their enterprise because suppliers, partners, and customers can also benefit from a company’s more efficient support processes. Our Satisfaction Suite software is designed to help enterprises service their customers over the Internet for questions related to basic technical support issues or simple non-technical “how to” or “how do” questions, such as “How do I determine the status of my insurance claim?” Our Satisfaction Suite software is used by Health Care Service Corporation of America, an insurance provider.

Some corporate enterprises prefer to outsource their support or service departments. Support outsourcers license our products to provide a full range of support to another enterprise’s employees or customers. Examples of support outsourcers utilizing our software include: CompuCom, CSC (Computer Sciences Corporation), IBM Global Services and Perot Systems.

Broadband service providers such as cable companies and telecommunications firms address technical issues facing consumers and business customers who are seeking high speed Internet connectivity. These issues start from the time the subscriber makes the decision to purchase and install a broadband connection for their household or business and continue through the subscriber’s ongoing use of the Internet connection including issues such as accessing email, clearing a browser cache, or configuring interconnected devices in the subscriber’s home network. SupportSoft’s SmartAccess product can help broadband service providers automatically install the software on a subscriber’s system; our Service Automation Suite can facilitate customer service throughout the subscriber’s lifecycle; and our HomeNet product can ease the installation of a home network. Customers that have licensed our software for broadband service automation include: Charter Communications, Comcast Cable Communications, Cox Communications, Globo Cabo, Road Runner, a division of AOL/Time Warner, and SBC Communications.

Computing device manufacturers have traditionally answered a customer’s questions with a telephone call. Service and support automation software allows them to move users from telephone support to Web-based support, and can reduce costs associated with providing customer service. In addition to supporting personal computers, our Resolution Suite, Mobile Device Management Suite, Knowledge Center Suite and selected component product offerings can help automate support for hand-held devices running the RIM Blackberry, Microsoft PocketPC, or Palm OS platforms. The following personal computer manufacturers are our customers: IBM, Samsung Electronics and Sony Electronics.

Strategy

Our mission is to deliver the premier software platform for the resolution and management of service and support problems, especially those associated with computing endpoints, experienced by corporations—their employees, customers, subscribers or partners at home, at work or anywhere they require the use of technology ranging across systems and networks - wired or wireless, personal computers, servers, devices, software applications, business processes and other technologies. For enterprises, this means the ability to respond to, preempt and manage the myriad of technical support problems encountered daily by their employees and partners. For broadband service providers, it means being able to acquire customers more efficiently, retain them over time and grow their value through streamlining the installation of added-value services. Key components of our strategy include:

Continue to Develop Advanced Support and Service Technologies.    Our product offerings contain technologies that have been awarded with six patents with three additional patents pending. Our products are designed to optimize endpoint management in resolving difficult service and support problems, primarily those revolving around technical issues. Examples of endpoints today benefiting from automated service and support management include personal computers, handheld devices and servers. As Internet access expands through increasing adoption of new technologies, we believe that new endpoint products will require service and support. We intend to continue investing substantial resources in developing and potentially acquiring innovative technologies that enhance the personalization, automation and overall effectiveness of our product offerings to meet this anticipated expansion in endpoints, focusing on those critical features used by our customers no matter what computing endpoint they choose to use. We also plan to continue developing or potentially acquiring component products which address customer needs to be marketed at lower price points while maintaining an upgrade path for the customer to purchase an entire product suite. In all cases, our goal is to understand the customers’ service and support problems and provide the underlying technology that manages and resolves them. We intend to continue to foster an environment to obtain feedback from our customers, including ongoing meetings of our Customer Advisory Council, on which selected customers from our Global 2000 customer base serve to provide us with valuable feedback that we can integrate into future generations of our products.

Expand our Presence in Corporate Enterprises.    We intend to deepen our presence within corporate enterprises based on our experience in understanding the support solution needs of corporate environments. We plan to focus certain marketing efforts on some of our new component products which address asset management, remote diagnostics, software patches and updates, service request management and knowledge management.

Create New Sales Entry Points.    In evolving our product offering, we believe we can create new opportunities to cross-sell our products. For example, a current enterprise customer using our Resolution Suite software to provide internal employee support is a candidate customer for our Knowledge Center product. Similarly, a broadband service provider customer using the Service Automation Suite software on behalf of its subscribers is a candidate to purchase our Resolution Suite software to support its employees. Finally, our Mobile Device Management Suite can provide benefits to corporate customers that are seeking to increase the productivity of their mobile workforce or telecommunications customers. Offering multiple service and support applications provides more opportunity to sell to internal information technology departments as well as to a company’s line of business managers.

Increase our Share of the Broadband Service Provider Market.    We currently count six of the seven largest broadband service providers in the United States as customers which have selected our service automation solution. We intend to increase our market share in support of high-speed connectivity both in the United States and abroad. We believe that the international marketplace is virtually untapped for automated service software in the broadband service provider market. We also plan to market our new Broadband service provider products, SmartAccess and HomeNet, to existing and potential customers.

Extend our Sales and Distribution Reach.    We plan to continue developing both our direct sales force and our relationships with indirect sales channels. We believe that our indirect sales channel will add cost efficiencies, extend our reach into current and new market segments, and complement our direct sales efforts. We believe that a combination of direct and indirect sales channels is the best method for growing our customer base.

Continue to Increase Customer Return on Investment.    We believe automated problem resolution starts with effective technology, however, people and process are critical to ensuring that the technology is deployed correctly and that the customer realizes its full benefits. Our Global Services organization works closely with our customers to develop an in-depth understanding of their businesses, and to help the customers effectively deploy our support solution to increase their return on investment using our best practices methodology. We plan to continue working with our customers as they use support and service automation to encourage users to adopt these new methods of support over the traditional in-person interactions.

Products

We have five comprehensive software application suites to address the unique needs of different market requirements. These suites include the Resolution Suite, the Service Automation Suite, Knowledge Center Suite, the Satisfaction Suite, and the Mobile Device Management Suite.

The Resolution Suite

The Resolution Suite is our principal product offering for corporate enterprises interested in providing support automation to their employees. The Resolution Suite consists of four key products that provide a modular approach to building comprehensive support solutions.

User Center

The User Center provides users with self-healing and automated self-service capabilities to resolve problems and questions that normally require a call to the contact center or help desk. The User Center acts as the user’s personalized, context-sensitive support assistant, identifying and automatically solving problems before they cause users to experience problems. The User Center provides a single source of information for addressing software and system malfunctions and responding to users’ queries.

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

The enterprise healing capabilities of the Support Center are designed to enable the support organization to solve problems for a large number of users across the organization before user productivity becomes impaired. We term this “mass healing.” Mass healing allows the information technology organization to identify problems, such as a virus outbreak, that could affect large numbers of users and repair them before users suffer downtime.

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

Problem Resolution Platform

The Problem Resolution Platform is the centerpiece of the Resolution Suite. The Problem Resolution Platform provides a portal that works with the Internet-enabled Support Center and User Center to provide support organizations with the components and infrastructure they need to build interactive, full-service, context-sensitive and personalized online support. Through our SmartIssue technology, information about the user, the user’s computing environment and the user’s question or problem is provided to the Problem Resolution Platform. The portal then analyzes this information for resolution by either self-service or optimized self-service. With the use of SupportSoft’s call-tracking system Activators, the Problem Resolution Platform can also feed the information into call-tracking systems in order to populate trouble tickets or into knowledge bases to automatically enable better solution matching and problem resolution. The Problem Resolution Platform also provides mechanisms to protect the user’s privacy and security. Lastly, the Problem Resolution Platform acts as a repository in recording the history of all support transactions and information and helps create Scorecard reports, which provide real-time insight into day-to-day operations.

Foundry

The Foundry is a development environment for authoring automated solutions and managing support content that can be utilized by the User Center, Support Center and Problem Resolution Platform. The Foundry’s authoring capabilities are designed to enable support organizations to create automated solutions, or SupportActions, that support user applications and operating system components, automate common support activities and schedule jobs to manage user systems. SupportActions can be created for a complete range of support requests.

The Service Automation Suite

The Service Automation Suite has been designed specifically to address the unique needs of broadband service providers, whether the broadband delivery is via digital subscriber line (DSL) or high-speed cable. The Service Automation Suite has been developed using SupportSoft’s core support automation infrastructure. It is a fully integrated, comprehensive solution that automates all aspects of subscriber assistance, from connection through the ongoing support during the customer lifecycle.

The Service Automation Suite consists of four modules that can be used to build a comprehensive, scalable and dynamic support infrastructure for broadband subscriber service and support. The Problem Resolution Platform, Subscriber Agent, Support Center and Knowledge Center are the building blocks of a customizable solution that can meet a service provider’s specific needs.

Problem Resolution Platform

The Problem Resolution Platform is the single point of integration for subscriber support in the form of a web portal, where subscribers can connect with the right tools, information resources and people that best address their personal support needs. The Problem Resolution Platform can automatically capture the data most relevant to the subscriber’s problem to help speed resolution.

Subscriber Agent

The Subscriber Agent is a desktop application that makes self-service a more personalized experience by automatically gathering permission-based information about the subscriber’s computing environment. The

Subscriber Agent can eliminate the majority of common complaints, such as “Email isn’t working,” or “Web pages are slow,” by enabling subscribers to understand and manage their own connection.

Support Center

The Support Center gives support analysts a comprehensive suite of tools and capabilities for providing online assisted support to subscribers. It helps them collaborate and communicate with each other and subscribers so that problems can be solved faster, and analysts can work more productively. In addition, the Support Center can increase productivity of the subscribers and support professionals with proactive, remote resolution with mass-healing and self-healing technologies that intelligently prevent problems from occurring.

Foundry

The Foundry is a development environment for authoring automated solutions and managing support content that can be utilized by the Problem Resolution Platform, Subscriber Agent and Support Center. The Foundry’s authoring capabilities enable support organizations to create automated solutions, or SupportActions, that support user applications and operating system components, automate common support activities and schedule jobs to manage user systems. SupportActions can be created for a complete range of support requests.

The Satisfaction Suite

The Satisfaction Suite enables companies to provide service to its customers over the Internet, related to basic support issues or simple “how to” or “how do” questions. The Satisfaction Suite offers customers the ability to help themselves and, if the customer’s question is still not resolved via self-service, it provides the ability for the customer to automatically escalate to a customer service representative. In doing so, the Satisfaction Suite rewards the customer for their self-service efforts by arming the customer service representative with the information gathered from self-service steps already taken. The Satisfaction Suite consists of two key components that provide a modular approach to building comprehensive service solutions that make the Internet integral to a customer contact center. The first component is the CustomerAdvisor which provides users with automated self-service help to questions related to the products or services provided by a company, thereby reducing the number of calls into the customer service department and increasing customer satisfaction. The second component is the ServiceAdvisor, which provides the customer service representative with information helpful to answer the customer’s question, without requesting information already supplied by the customer during the self-service session. In addition, the ServiceAdvisor can be integrated with a third party Customer Relationship Management, or CRM, application to automatically populate trouble tickets, thereby shortening the length and reducing the cost of each call.

The Knowledge Center Suite

The Knowledge Center Suite is a knowledge automation solution that provides Web-based access to a company’s various knowledge bases to enable users and support analysts to help themselves. Employees and support analysts can easily search for answers to either technical or “how to” questions. The results are obtained automatically and provide both types of users with personalized and relevant responses thereby reducing the number of phone calls and other manual processes typically associated with knowledge retrieval.

The Knowledge Center Suite encompasses two modules: The Employee Knowledge Center and the Analyst Knowledge Center. The Employee Knowledge Center allows employees to gain self-service knowledge access through a natural language search engine that can provide them with precise answers to their questions based on a personal profile of their software or hardware characteristics. The answers may either be in the form of static information or “active content,” also called “SupportActions,” which means it is designed so that the user can click one button to perform the necessary steps to resolve their problem automatically.

The Analyst Knowledge Center is designed to help information technology service and support professionals create and access the information they need to perform their tasks quickly and efficiently. Similar to the Employee Knowledge Center, support professionals can gain personalized access to a company’s various repositories of information to assist in resolving their own problems or those of other users. Moreover, the Analyst Knowledge Center allows service or support analysts to easily and rapidly author new solutions and contribute articles to a knowledgebase for future access to efficiently resolve future problems that may occur. Finally, the Analyst Knowledge Center has a reporting capability to track the effectiveness of the content, allowing service and support professionals to update ineffective answers within their knowledgebase, so that only precise answers are readily available to questions posed by requestors.

The Mobile Device Management Suite

The Mobile Device Management Suite has been designed to enable carriers and manufacturers of wireless mobile devices to provide automated service for either technical or non-technical questions, whether the devices are in a connected or disconnected mode. It is comprised of three primary components: the Customer Agent, which is installed on the user’s device to allow users to solve technical or “how to” questions by themselves; the Customer Center, which is a self-service portal that can be branded by carriers or corporations when providing access to mobile users for personalized, automated answers to their questions; and the Support Center, which provides customer service representatives with the ability to more efficiently and precisely provide problem resolution and answer questions should the users not be able to find answers to their questions by themselves. The Support Center benefits from SupportSoft’s patented remote diagnostics capability and its remote management toolset to provide intelligent, permission-based assisted support. The Mobile Device Management Suite can be integrated with a company’s existing call tracking systems so unresolved problems can be tracked through the existing customer-care processes. In addition, comprehensive reports are available through our Scorecard reporting system that allows management to understand problem trends and, accordingly, make adjustments to their mobile support requirements to best address them.

Component Solutions

In addition to its five software suites, we also make available to customers several component software products that can be purchased individually or in combination with our other offerings. These products are generally available at lower price points than a comprehensive software suite and address specific needs for both corporations and service providers. The component products are all designed to work together, so that a customer can purchase one or more products today and add products seamlessly.

Corporate Component Solutions

Auto Discovery and Metering

This Web-based component product discovers detailed information about a company’s personal computing software and hardware environment at the desktop level. This software product can remotely and automatically gather hundreds of details about a user’s computing device, populate a central database with information about every users’ device, and report on what is being used, by whom and how often. As a result, companies can determine if their software usage is in conformance with the applicable licenses owned by the company, if hardware is over deployed or not in use, and if software applications are being actively used. Using the product’s reporting feature, companies can determine when they should re-deploy software licenses for optimum usage, remove unlicensed software from users’ machines and better allocate company hardware to individuals or departments. The information generated from the software can help a company cost effectively manage its technology assets through more efficient deployment and higher license utilization.

Auto Release and Resolve

This Web-based component product can streamline important information technology processes through automated distribution of software patches and updates. Application and operating system software frequently require updates due to new software releases and/or bug fixes. Auto Release and Resolve is designed to facilitate this process by allowing information technology departments to reduce their software management costs through targeting patches and updates to only those personal computers impacted by the change required, permitting an “undo” function should the patch or update fail, and minimizing a loss of user productivity by scheduling the software distribution at a time most convenient to the user.

Remote Assistant

This Web-based component product enables information technology support analysts to remotely take control of a user’s Microsoft Windows computing system, with the user’s permission, to speed problem resolution. By remotely managing and controlling the user’s device, a support analyst can directly diagnose the user’s problem in detail, whether the problem is application, hardware or operating system based, determine the necessary action to resolve it, and implement the resolution. No complex software installation or re-boot of the user’s computer is required for Remote Assistant use, and a complete audit trail of all remote sessions is retained to expedite resolution should the problem be encountered again.

Mobile Device Assistant

This Web-based component product is a self-service solution for Microsoft Windows laptop personal computers, as well as handheld devices running the Palm, RIM and Pocket PC operating systems. It is designed to allow users of these computing systems to obtain answers to problems associated with their use of the device from an embedded knowledgebase. It can also automatically resolve certain problems and automatically gather the device characteristics when escalation to assisted service is required.

Request, Resolve and Notify

This Web-based component product is designed to enable employees to quickly create, submit and check the status of service requests and problems, which can range from technology issues to facilities to human resource queries. Request, Resolve and Notify notifies the user that the information has been received by a service representative and provides further notification once a solution to the problem has been identified. For technical issues, Request, Resolve and Notify can also automatically gather information about the user’s system. The problem can then be resolved by an analyst by simply transferring knowledge to the requestor or sending an automated resolution in the form of “active content,” which means the user can click one button to perform the necessary steps automatically.

Integration Toolkit

The Integration Toolkit enables customers to integrate our software Suites into a customer’s existing website. In addition, the Integration Toolkit allows the customer to customize and brand the user-facing portion of the Suites.

Activators

The Activators enable customers to integrate the Suites with a variety of call tracking systems, including BMC’s Remedy, Siebel Systems, IBM’s Tivoli, Computer Associates (CA), Amdocs (formally Clarify), and PeopleSoft. The Activators enable the call tracking systems to be populated with the user information obtained during the support or service session.

Service Provider Component Solutions

SmartAccess

SmartAccess is specifically designed for broadband service providers. It extends the functionality of the base Subscriber Agent in the Service Automation Suite with capabilities to automatically determine if a subscriber’s computing system qualifies for a broadband connection and, if so, enables self-installation of high-speed Internet access software. Once connected, SmartAccess also allows subscribers to easily order, install and configure additional value-added services such as home networking.

HomeNet

HomeNet is also specifically designed for broadband service providers. It offers a wide range of capabilities to streamline the entire home networking process for broadband subscribers, from installation to ongoing proactive support.

Additional Products

We currently market and sell complementary add-on products from third party vendors for password management, content and e-learning authoring tools.

Technology

Our core technologies are designed to enable our products to easily adapt to varying environments and to reduce the manual labor in the support process. We have six patents related to our SmartIssue, DNA Probe, and Software Vault Technologies. We have three additional patents pending. The following is a summary of our core technologies:

SmartIssue Technology

When a user has a problem or question, our patented SmartIssue technology automatically collects personalized information about the user, the system and the problem. This information is delivered to the support professional only upon the user’s consent to help the user’s privacy remain intact. Based on a just-in-time analysis of this information, SmartIssue technology is designed to automatically and intelligently connect users to the support tools, personnel and communication channels that best address the support issue.

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

DNA Probe—Personalized Support

Our patented DNA Probe provides detailed data about users, their system and their software. DNA Probe technology automatically identifies the characteristics of each user’s software applications and operating system components and tracks them over time. This personalized data can be used to sift quickly through large amounts of information, compare historical data and highlight potential fundamental causes of problems. For example, the DNA Probe technology automatically identifies all of the network settings for each individual user, including the network address, machine name, Internet configuration and the specific drivers for their network card. The DNA Probe can learn about an individual computing environment to efficiently provide a user with personalized support solutions.

SupportAction—Point-and-Click Development and Delivery

Many custom support solutions can be packaged as SupportActions, or “active content,” which enable the automation of common support requirements, such as solving problems or answering questions. Support analysts use the Foundry to create custom SupportActions using a point-and-click interface. Support organizations can program existing applications, commands and content into SupportActions to turn static information into automated knowledge. For example, the support organization could integrate a diagnostic program into a SupportAction so that the user can automatically perform the steps described by the diagnostics program. SupportActions can accommodate many scripting languages and a wide range of content.

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

Sales and Distribution

We sell our software through a combination of direct and indirect sales channels. Our direct sales efforts to corporate customers are focused on several industries, including financial services, telecommunications, technology and manufacturing. Our indirect sales channel consists of support outsourcers, support providers, system integrators, and resellers. We sell to corporate enterprises, service providers and device manufacturers primarily through our direct sales channel. Currently, we manage direct and indirect sales channels from the United States and Canada, covering North America, from the United Kingdom and Germany covering Europe, the Middle East and Africa, and from Singapore, Australia, Japan and Hong Kong covering the Asia Pacific region.

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

Included within these distribution alliances are support outsourcers. Support outsourcers seek ways to provide new value and increase service levels to current customers, as well as prospects. Our software can help outsourcers increase customer satisfaction and provide ongoing value in the relationship by reducing the time and expense it takes to resolve technical problems for a customer’s software applications. For example, Computer Sciences Corporation, or CSC, has licensed our software for its managed service offering.

Technology Alliances

We employ technology alliances to help ensure that our service and support automation software can be integrated with the applications, software and network solutions of our customers. We also enter into alliances with partners that we believe can enhance our solution or can assist customers in gaining more value from our software. These may include companies marketing Internet infrastructure software, operating systems, software tool providers and applications developers. For example, we have entered into an alliance with Siebel Systems Inc., which has licensed our software for incorporation in its Employee Relationship Management, or ERM, software product for resale to its customers.

We work with our customers to understand where technology alliances can provide the greatest benefit to them, whether their requirements are for ease of integration with legacy applications, providing a complementary solution to their existing user support applications or leveraging a fully developed knowledge base. Through this customer dialogue, we have created technical and other forms of alliances with companies such as Computer Associates, Amdocs, and BMC/Remedy, to complement their call tracking applications and with software companies like Siebel, M-Tech, Qarbon and PeopleSoft, which offer software complementary to ours. Our alliances can allow the customer to realize a higher return on a SupportSoft investment, because we work with solutions that they already have in place, or are actively considering for deployment.

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

Under a maintenance contract, our customers receive generally available upgrades, corrections, enhancements and updates to the products they have licensed.

Research and Development

We devote a substantial portion of our resources to developing new and enhanced versions of our support automation software, conducting product testing and quality assurance testing and improving our core technologies. Fundamental to our research and development strategy is rapid product develop cycles, continuous improvement and customer feedback. We believe that customers serve as an extension of our research and development process by providing us with valuable feedback from their hands-on usage to assist with our product improvements, implementation services and new market opportunities and strategy. We have created a Customer Advisory Council with a representative sample of our customers to formalize this input.

Our research and development expenditures were approximately $8.8 million in 2002, $12.6 million in 2001 and $10.9 million in 2000. The decrease in research and development expense in 2002 from 2001 was primarily due to a reduction in third party consulting services and salary expenses due to lower headcount. Although there was a decrease in research and development expenses in 2002 from 2001, we expect to continue to devote significant resources to research and development for the next several years.

Intellectual Property

Patents

We have six patents in the general areas of automated discovery of dynamic configurations, our SmartIssue technology and our software vault technology. We have three patent applications pending in the United States, and we may seek additional patents in the future. We do not know if our patent applications or any future patent application will result in a patent being issued with the scope of the claims we seek, if at all. Also, we do not know whether any patents we have or may receive will be challenged or invalidated. It is difficult to monitor unauthorized use of technology, particularly in foreign countries where the laws may not protect our proprietary rights as fully as in the United States, and our competitors may independently develop technology similar to ours.

Copyright, Trademark and other Proprietary Rights

Our trademarks and service marks include SupportSoft and related designs, Support.com and related designs, the “support man” logo, ContextResponse Technology, DNA, DNA Probe, Nexus, RapidReset, Resolution Suite, Resolution Suite Integration Toolkit, Satisfaction Suite, SmartIssue, SmartResult, SupportAction, and SupportTrigger. We claim common law rights for other marks. The adoption of the new trademark and corporate name SupportSoft in March of 2002 increases the risk that a prior user could view the mark or name to be confusingly similar to the prior user’s mark or name. Although we have conducted limited trademark and trade name searches, and do not believe the SupportSoft trademark and corporate name will infringe any known party’s trademark rights, it is possible that a third party will claim our use of SupportSoft infringes its trademark. Third parties may infringe or misappropriate our copyrights, trademarks and similar proprietary rights. We rely on a combination of copyright, trade secret, trademark and contractual protection to establish and protect our proprietary rights that are not protected by patent. We also enter into confidentiality agreements with our employees and consultants involved in product development. We routinely require our employees, customers and potential business partners to enter into confidentiality agreements before we will disclose any sensitive aspects of our business. Also, we require employees to agree to surrender to us any proprietary information, inventions or other intellectual property they generate or come to possess while employed by us. Despite these efforts, unauthorized parties may attempt to copy or obtain and use our products or technology. These precautions may not prevent misappropriation or infringement of our intellectual property.

Our Infringement of Others’ Intellectual Property

We may be involved in legal proceedings and claims in the ordinary course of our business, including claims of alleged infringement of the patents, trademarks and other intellectual property rights of third parties. Also, patent applications may have been filed which relate to our software products. Intellectual property litigation is expensive and time-consuming and could divert management’s attention away from running our business. This litigation could also require us to develop non-infringing technologies or enter into royalty or license agreements. These royalty or license agreements, if required, may not be available on acceptable terms, if at all. Our failure or inability to develop non-infringing technologies or license the proprietary rights on a timely basis would harm our business. As of March 15, 2003, we are not involved in any infringement lawsuits.

Competition

The market for our products is highly competitive, subject to rapid change and significantly affected by new product introductions and other market activities of industry participants. Although we do not believe there is one dominant competitor in the market for all aspects of our end-to-end service and support automation solutions for the corporate and broadband service provider market, we do compete with a number of companies in the market for automated delivery of service and support and other vendors who may offer products or services with features that compete with specific elements of our suite solutions or with our component products.

Software companies with which we may encounter competition include Motive Communications, Inc., Netsurfer, Inc., Rockstar Studios, Inc., Novadigm, Inc., Altiris, Inc., Marimba, Inc., Control-F1 Corporation, Peregrine Systems, Inc., Computer Associates International, Inc., eGain Communications Corp., Primus Knowledge Solutions, Inc., Kana Software, Inc., RightNow Technologies, Inc. and HipBone, Inc.

We believe that the principal competitive factors in our market include quality of client base, timing of return-on-investment, product functionality, quality and performance, customer service and support, responsiveness of new products to the market in a timely manner and pricing. We believe that we presently compete favorably with respect to each of these factors. However, the markets for our products are still rapidly evolving, and we may not be able to compete successfully against current and potential competitors. Our ability to expand our business will depend on our ability to maintain our technological advantage, introduce timely enhanced products to meet the growing support needs, deliver on-going value to our customers and scale our business.

In addition, our customers and potential customers have developed or may develop service and support automation software systems in-house. We expect that internally developed applications will continue to be a principal source of competition in the foreseeable future. The competitive factors in this area require that we produce a product that conforms to the customer’s information technology standards, scales to meet the needs of large enterprises, and costs less than the result of an internal development effort.

Our competitors may be able to respond more quickly to new or emerging technologies and changes in customer requirements. Our potential competitors may have longer operating histories, significantly greater financial, technical and other resources or greater name recognition than we do. Furthermore, it is possible that new competitors or alliances or mergers among competitors may emerge and rapidly acquire significant market share. Competition could seriously harm our ability to sell additional software, maintenance renewals and services on terms favorable to us. Competitive pressures could also reduce our market share or require us to reduce the price of products and services, which could harm our business, financial condition and operating results.

Employees

As of December 31, 2002, we had 151 full-time employees. None of our employees are covered by collective bargaining agreements. We believe our relations with our employees are good.

SEC Filings

We were incorporated in Delaware in December 1997. We file reports with the Securities and Exchange Commission (SEC), including without limitation annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934. The public may read and copy any materials we file with the SEC at the SEC’s Public Reference Room at 450 Fifth Street, NW, Washington, DC 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. In addition, we are an electronic filer. The SEC maintains an Internet site that contains reports, proxy and information statements, and other information regarding issuers, including us, that file electronically with the SEC at the website address located at http://www.sec.gov.

Our telephone number is 650-556-9440 and our website address is located at http://www.supportsoft.com. The information contained in our website does not form any part of this Annual Report on Form 10-K. However, we make available free of charge through our website our Annual Report on Form 10-K, our quarterly reports on Form 10-Q, our current reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934 as soon as reasonably practicable after we electronically file this material with, or furnish it to, the SEC.

ITEM 2.    PROPERTIES.

Our corporate headquarters are located in Redwood City, California, where we lease approximately 23,600 square feet under a lease that expires in May 2003, with an option to extend for an additional two years. As of December 31, 2002, we also leased office space in 13 other cities for our sales and support personnel. The terms of these leases expire beginning in February 2003 and ending in February 2006, and automatically renew unless earlier terminated. We may require additional space to meet our needs within the next 12 months.

ITEM 3.    LEGAL PROCEEDINGS.

On or about November 30, 2001, Dana [sic] Risley, on behalf of herself [sic] and other similarly situated, filed a lawsuit, styled as a class action, against us and two of our officers in the United States District Court for the Southern District of New York. The complaint alleged, inter alia, that our registration statement and prospectus dated July 18, 2000 for the issuance and initial public offering of 4,250,000 shares of our common stock contained material misrepresentations and/or omissions, related to alleged inflated commissions received by the underwriters of the offering. The defendants named in the lawsuit are SupportSoft, Radha Basu, Brian Beattie, Credit Suisse First Boston Corporation, Bear, Stearns & Co. Inc., and FleetBoston Robertson Stephens Inc. An amended Class Action Complaint in the matter against the Company was filed on April 19, 2002. The lawsuit seeks unspecified damages as well as interest, fees and costs. Similar complaints have been filed against 55 underwriters and more than 300 other companies and other individual officers and directors of those companies. All of the complaints against the underwriters, issuers and individuals have been consolidated for pre-trail purposes before U.S. District Court Judge Scheindlin of the Southern District of New York. Pretrial motions and discovery were stayed pending a ruling on a motion to dismiss the claims by defendants. On February 19, 2003, the court issued an opinion granting defendants’ motion in part, and denying the motions in part. In summary, the court ruled that the case may proceed against the underwriters on the theories alleging violations of section 11 of the Securities Act of 1933 and section 10(b) of the Securities Exchange Act of 1934, the case may proceed against SupportSoft, Radha Basu and Brian Beattie with respect to a claim for violation of section 15 of the Securities Act of 1933, and, subject to a pending motion for reconsideration against Mr. Beattie with respect to a claim for violation of section 10(b). We have retained Pillsbury Winthrop LLP as our lead counsel, and tendered notice to our insurance carrier pursuant to the terms of our insurance policy. While we cannot predict with certainty the outcome of the litigation, we believe that the claims against us and our officers are without merit and we intend to defend the lawsuit vigorously.

We are not currently a party to any other material legal proceedings. We are involved, and may from time to time become involved, in legal proceedings arising in the ordinary course of business or incidental to our business.

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

No matters were submitted to a vote of security holders during the fourth quarter of the year ended December 31, 2002.

Executive Officers of the Registrant

Our executive officers and their ages as of March 15, 2003, are:

Name	Age	Position
Radha R. Basu	52	Chief Executive Officer, President and Chairman of the Board
Brian M. Beattie	49	Chief Financial Officer, Executive Vice President of Finance and Administration
Scott W. Dale	33	Chief Technical Officer and Vice President of Engineering
Cadir B. Lee	31	Chief Software Officer
Lucille K. Hoger	49	Vice President of Operations
Bruce Mowery	56	Vice President of Marketing

Radha R. Basu.    Ms. Basu has served as President, Chief Executive Officer and as a director of SupportSoft since July 1999 and became Chairman of the Board of Directors in January 2001. Ms. Basu worked at Hewlett-Packard Company, a computing and imaging solutions provider company, from November 1978 to January 1999, and held various general management positions, most recently the general manager of the electronic business software organization. Ms. Basu also serves as a director of Seec, Inc., an eBusiness solutions company. Ms. Basu holds a B.S. in engineering from the University of Madras, a masters degree in electrical engineering and computer science from the University of Southern California and is a graduate of the Stanford University executive management program.

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

Bruce Mowery.    Mr. Mowery has served as the Vice President of Marketing at SupportSoft since January 2001. From 1999 to 2000, Mr. Mowery served as Executive Vice President for More.com, an eCommerce company. From 1997 to 1999, Mr. Mowery managed his own marketing consulting company. From 1995 to

1997, Mr. Mowery served as Vice President of Marketing for Visioneer, a leading manufacturer of computer imaging systems. From 1994 to 1995, Mr. Mowery served as Vice President of Marketing for MusicNet, an online music company. From 1984 to 1993, Mr. Mowery held various senior marketing positions at Apple Computer, most recently as Senior Director of Marketing for its personal computing products. Mr. Mowery holds a B.S. from Ohio State University, a masters in management from the American Graduate School of International Management, and a diploma from INSEAD, a business management school in Europe.

PART II

ITEM 5.	MARKET FOR THE REGISTRANT’S COMMON STOCK AND RELATED STOCKHOLDER MATTERS.

Market of Common Stock

Our common stock has been traded publicly on the Nasdaq National Market under the symbol “SPRT” since July 19, 2000. Before July 19, 2000, there was no public market for our common stock. The following table sets forth the highest and lowest sale price of SupportSoft’s common stock for the quarters indicated:

	High	Low
Fiscal Year 2001:
First Quarter	$20.19	$4.00
Second Quarter	$7.65	$2.50
Third Quarter	$6.41	$2.04
Fourth Quarter	$6.50	$2.00

Fiscal Year 2002:
First Quarter	$8.05	$3.02
Second Quarter	$4.87	$2.55
Third Quarter	$2.84	$1.75
Fourth Quarter	$4.00	$1.95

Holders of Record

As of March 15, 2003, there were approximately 385 holders of record (not including beneficial holders of stock held in street name) of the common stock.

Dividend Policy

We have not declared or paid any cash dividends on our capital stock since our inception and do not expect to do so in the foreseeable future. We anticipate that all future earnings, if any, generated from operations will be retained by us to develop and expand our business. Any future determination with respect to the payment of dividends will be at the discretion of the Board of Directors and will depend upon, among other things, our operating results, financial condition and capital requirements, the terms of then-existing indebtedness, general business conditions and such other factors as the Board of Directors deems relevant.

ITEM 6.    SELECTED FINANCIAL DATA.

The information set forth below is not necessarily indicative of results of future operations and should be read with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the consolidated financial statements and related notes included in Items 7 and 8 of Part II of this Form 10-K.

	Year Ended December 31,				Period from Incorporation on December 3, 1997 to December 31, 1998
	2002	2001	2000	1999
	(in thousands, except per share data)
Consolidated Statements of Operations Data:
Revenue:
License fees	$31,260	$22,534	$13,732	$2,642	$18
Services	9,900	7,896	4,934	569	—

Total revenue	41,160	30,430	18,666	3,211	18
Costs and expenses:
Cost of license fees	289	621	1,405	4	—
Cost of services	5,883	6,234	5,910	965	—
Amortization of purchased technology	1,580	2,812	1,158	—	—
Research and development	8,834	12,637	10,913	2,348	1,132
Sales and marketing	22,464	27,482	22,754	7,924	1,197
General and administrative	5,637	6,131	4,325	1,845	451
Amortization of deferred compensation	578	4,271	10,787	3,809	42

Total costs and expenses	45,265	60,188	57,252	16,895	2,822

Loss from operations	(4,105)	(29,758)	(38,586)	(13,684)	(2,804)
Interest income, net	640	1,578	1,718	170	54

Loss before income taxes	(3,465)	(28,180)	(36,868)	(13,514)	(2,750)
Income tax expense	(177)	—	—	—	—

Net loss	(3,642)	(28,180)	(36,868)	(13,514)	(2,750)
Accretion on redeemable convertible preferred stock	—	—	(885)	(1,072)	(214)

Net loss attributable to common stockholders	$(3,642)	$(28,180)	$(37,753)	$(14,586)	$(2,964)

Basic and diluted net loss per share attributable to common stockholders	$(0.11)	$(0.91)	$(2.09)	$(2.20)	$(0.57)

Shares used in computing basic and diluted net loss per common share	32,486	31,078	18,102	6,643	5,227

	December 31,
	2002	2001	2000	1999	1998
	(in thousands)
Consolidated Balance Sheet Data:
Cash, cash equivalents and short-term investments	$30,615	$26,272	$51,513	$12,489	$2,807
Working capital	23,918	22,945	41,853	10,478	2,979
Total assets	42,160	46,363	70,572	17,692	3,672
Long-term obligations	67	1,590	3,385	2,277	449
Redeemable convertible preferred stock	—	—	—	21,449	5,237
Accumulated deficit	(84,954)	(81,312)	(53,132)	(16,264)	(2,750)
Total stockholders’ equity (deficit)	23,147	24,297	46,159	(12,473)	(2,423)

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The statements contained in this Report on Form 10-K that are not purely historical are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, including statements regarding our expectations, beliefs, intentions or strategies regarding the future. Words such as “anticipates,” “expects,” “intends,” “plans,” “believes,” “seeks,” “estimates” and similar expressions identify such forward-looking statements. These forward-looking statements are subject to risks and uncertainties that could cause actual results to differ materially from those indicated in the forward-looking statements. These are statements that relate to future periods and include statements relating to anticipated features and benefits of our products and services; statements by independent research firms relating to industry statistics and projections and the potential effect of not deploying service and support automation solutions; statements relating to our mission and strategy and components of our strategy, including our intentions to expand our market reach, to continue to develop or potentially acquire advanced support and service technologies, to expand our presence in corporate enterprises, to create new sales entry points, to increase our share of the broadband service provider market, to focus certain marketing efforts on some of our new component products, to foster an environment to obtain customer feedback, to expand our sales and distribution reach and to continue to increase customer return on investment; our expectations as to benefits we may derive from our strategic alliances and distribution relationships, expected results, cash flows and expenses, including those related to sales and marketing, research and development and general and administrative; expected revenue and sources of revenue; and make-up of revenue, expected impact, if any, of legal proceedings; the adequacy of liquidity and capital resources; growth in business and operations; and the effect of recent accounting pronouncements. Factors that could cause actual results to differ materially from those predicted, include but are not limited to, our dependence on a small number of relatively large orders, our ability to attract and retain customers for existing and new services and to achieve adoption and acceptance of our products and services, the ability of our products to achieve market penetration, the ability to use or integrate third-party technologies and to expand infrastructure to meet the demand for our services, our ability to expand internationally, our ability to control expenses, the success of our strategic relationships, the continued acceptance of term license agreements, lack of renewals or payments for license agreements, the impact of international conflict and continued economic downturns in either domestic or foreign markets and the resulting changes in the amount of technology spending by customers and prospects, the rapid pace of technological change and the strength of competitive offerings. Additional factors, which could cause actual results to differ materially, include those set forth in the following discussion, and, in particular, the risks discussed in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Other Factors Affecting our Business and Operating Results.” These forward-looking statements speak only as of the date hereof. Unless required by law, we undertake no obligation to update publicly any forward-looking statements.

Critical Accounting Policies and Estimates

The preparation of our consolidated financial statements in conformity with accounting principles generally accepted in the United States requires us to make estimates and assumptions that affect the amounts reported in our financial statements and accompanying notes. Our significant accounting policies are described in Note 1 to the consolidated financial statements. We believe the following critical accounting policies affect our more significant judgments and estimates used in preparing our consolidated financial statements.

Revenue Recognition

We recognize revenue in accordance with the American Institute of Certified Public Accountants’ (AICPA) Statement of Position (“SOP”) 97-2, Software Revenue Recognition, as amended by SOP 98-4 and SOP 98-9. License revenue is recognized when all of the following criteria are met:

•	Persuasive evidence of an arrangement exists;

•	Delivery has occurred;

•	No uncertainties surrounding product acceptance exist;

•	Collection is considered probable; and

•	The fees are fixed or determinable.

We consider all arrangements with payment terms extending beyond twelve months and other arrangements with payment terms longer than normal not to be fixed or determinable. If the fee is determined not to be fixed or determinable, revenue is recognized as payments become due from the customer.

License revenue is comprised of fees for term and perpetual licenses of our software. Perpetual license revenue is recognized using the residual method described in SOP 98-9 for arrangements in which licenses are sold with multiple elements. We allocate revenues on these licenses based upon the fair value of each undelivered element (for example, undelivered maintenance and support, training and consulting). The determination of fair value is based upon vendor specific objective evidence (VSOE). VSOE for maintenance and support is determined by the customer’s annual renewal rate for these services. VSOE for training or consulting is based upon separate sales of these services to other customers. Assuming all other revenue recognition criteria are met, the difference between the total arrangement fee and the amount deferred for each undelivered element is recognized as license revenue. Our perpetual arrangements may include initial maintenance extending over a period of time with no renewal rate, which requires license revenue to be taken ratably (monthly) over the contract period.

Term licenses are sold with maintenance for which we do not have VSOE to determine fair value. As a result, license revenue for term licenses is recognized ratably over the service period of the agreement and license revenue includes maintenance for term licenses. We do not allocate maintenance revenue from term licenses to services revenue, as we do not believe there is an allocation methodology that provides a meaningful and supportable allocation between license and maintenance revenues.

The following is an example of our revenue recognition for a term license. If we receive an order from a customer for a 36-month term license in December of a year, we would recognize only one month of license fees for that year even if that customer prepaid 12 months of the 36-month term. Pursuant to this arrangement, we would record one year of fees in accounts receivable upon signing a new term license agreement, while recognizing only one month of revenue. As a result, our accounts receivable balance could represent a significant portion of our total revenue and increase our days sales outstanding (DSO) calculation.

License revenue from arrangements with resellers is recognized ratably over the term of the arrangement commencing when payments are made or become due limited by guaranteed minimum amounts due under the arrangement or sell through activity.

Services revenue is primarily comprised of revenue from professional services, such as consulting services, training, maintenance and support. Arrangements that include software services are evaluated to determine whether those services are essential to the functionality of other elements of the arrangement. Non-essential consulting and training revenues are generally recognized as the services are performed. When non-essential software services are bundled in a term licensing arrangement, revenue from the software services is recognized ratably over the period associated with the initial payment. Post-contract customer maintenance and support revenues are recognized over the term of the support period (generally one year). When the software services are considered essential to the functionality of other elements of the arrangement, revenue under the arrangement is recognized using contract accounting, typically using the percentage of completion method.

Allowance for Bad Debt

We maintain reserves for estimated credit losses resulting from the inability of its customers to make required payments. A considerable amount of judgment is required when we assess the realization of receivables, including assessing the probability of collection and the current credit-worthiness of each customer. If the financial condition of our customers were to deteriorate, resulting in an impairment of their ability to make payments, additional reserves may be required.

Results of Operations

The following table presents certain consolidated statement of operations data for the periods indicated as a percentage of total net revenue.

	Years Ended December 31,
	2002	2001	2000
Revenue:
License fees	76%	74%	74%
Services	24	26	26

Total revenue	100	100	100

Costs and expenses:
Cost of license fees	1	2	8
Cost of services	14	21	32
Amortization of purchased technology	4	9	6
Research and development	21	42	58
Sales and marketing	55	90	122
General and administrative	14	20	23
Amortization of deferred compensation	1	14	58

Total costs and expenses	110	198	307

Loss from operations	(10)	(98)	(207)
Interest income, net	2	5	9

Loss before income taxes	(8)	(93)	(198)
Income tax expense	(1)	—	—

Net loss	(9)%	(93)%	(198)%

Years ended December 31, 2002, 2001 and 2000

Revenue

We generate revenue primarily from software licenses and related professional services. We market our products through a combination of direct sales, resellers and service providers. For the year ended December 31, 2002 and 2001, ratable license revenue primarily from term licenses represented approximately 40% and 55% of total revenue, respectively. Although the percentage of revenue we recognize from ratable licensing arrangements will vary from period to period, we currently anticipate that this revenue will represent approximately 30% to 40% of total revenue in future periods. We anticipate that revenue we recognize from perpetual licensing arrangements will be approximately 40% to 45% of total revenue and professional services will be approximately 20% to 25% of total revenue.

Revenue from customers outside the United States accounted for approximately 14% of our total revenue in 2002, 19% of our total revenue in 2001 and 15% of our total revenue in 2000.

License revenue

License revenue was $31.3 million in 2002, $22.5 million in 2001 and $13.7 million in 2000. License revenue increased by approximately $8.7 million or 39%, in 2002 from 2001 and increased approximately

$8.8 million or 64%, in 2001 from 2000. These increases were primarily due to an increase in our licensing mix to more perpetual arrangements where typically more revenue is recognized in the period where the license arrangements are signed than as compared to term license arrangements, recognition of a full year of term-based license revenue in 2002 and 2001 from arrangements entered into in previous years and expansion of our product line.

Services revenue

Services revenue was $9.9 million in 2002, $7.9 million in 2001 and $4.9 million in 2000. Services revenue increased by approximately $2.0 million or 25%, in 2002 from 2001 and increased approximately $3.0 million or 60%, in 2001 from 2000. These increases were due primarily to increased implementation, training and consulting services and maintenance revenue due to an increase in the total number of customers.

Cost of license revenue

Cost of license revenue consists primarily of fees paid to third parties under technology license arrangements. Cost of license revenue was $289,000 in 2002, $621,000 in 2001 and $1.4 million in 2000. Cost of license revenue decreased approximately $332,000 in 2002 from 2001 and decreased $784,000 in 2001 from 2000. The decrease in cost of license revenue in 2002 from 2001 was primarily due to the decrease in the use of third party software sold or embedded with our products. The decrease in cost of revenue in 2001 from 2000 was primarily due to a payment of $1.0 million to a third party in 2000 for source code license used in our software products. In 2002, 2001 and 2000, we incurred minimal shipping, packaging and documentation costs, as our product is typically delivered electronically over the Internet.

Cost of services revenue

Cost of services revenue includes salaries, travel costs, related overhead expenses and payments made to third parties for consulting services. Cost of services revenue was $5.9 million in 2002, $6.2 million in 2001 and $5.9 million in 2000. Cost of services revenue decreased $351,000 in 2002 from 2001 and increased $324,000 in 2001 from 2000. The decrease in cost of services revenue in 2002 from 2001 was due primarily to a decrease in travel costs and a decrease in the number of consultants utilized offset by a slight increase in salary and related expenses. The increase in cost of services revenue in 2001 from 2000 was primarily due to an increase in salary expenses offset by a reduction in travel, consulting and recruiting expenses.

Amortization of purchased technology

Amortization of purchased technology was $1.6 million in 2002, $2.8 million in 2001 and $1.2 million in 2000. The decrease in amortization of purchased technology in 2002 from 2001 was attributable to the balance of these intangible assets being fully amortized by September 2002. The increase in amortization of purchased technology in 2001 from 2000 was primarily due to a full year of amortization in 2001 of the purchased technology from our acquisition of source code and related intellectual rights from a third party in September 2000.

Operating expense

Research and development.    Research and development expense consists primarily of payroll and consulting expense and related costs for research and development personnel. Research and development expense is expensed as incurred. Research and development expense was $8.8 million in 2002, $12.6 million in 2001 and $10.9 million in 2000. Research and development expense decreased approximately $3.8 million or 30%, in 2002 from 2001 and increased approximately $1.7 million or 16%, in 2001 from 2000. The decrease in research and development expense in 2002 from 2001 was primarily due to a reduction in third party consulting services and salary expenses due to lower headcount. The increase in research and development expenses in 2001 from 2000 was primarily due to an increase in payroll expense and consulting costs.

Sales and marketing.    Sales and marketing expense consists primarily of payroll expense, including salaries and commissions and related costs for sales and marketing personnel and promotional expenses, including public relations, advertising and trade shows. Sales and marketing expense was $22.5 million in 2002, $27.5 million in 2001 and $22.8 million in 2000. Sales and marketing expense decreased by approximately $5.0 million, or 18%, in 2002 from 2001 and increased approximately $4.7 million, or 21%, in 2001 from 2000. The decrease in sales and marketing expense in 2002 from 2001 was due to a number of factors including a reduction in salary expenses due to lower headcount, recruiting expenses, related overhead expense and promotional expenses, including public relations, advertising and trade shows partially offset by a smaller increase in sales commission expense associated with higher revenues. The increase in sales and marketing expenses in 2001 from 2000 was due to an increase in payroll expense, the opening of new sales offices in the United States, Europe and Asia and commission expense associated with increased revenue in 2001.

General and administrative.    General and administrative expense consists primarily of payroll expense and related costs of administrative personnel and professional fees for legal, accounting and other professional services. General and administrative expense was $5.6 million in 2002, $6.1 million in 2001 and $4.3 million in 2000. General and administrative expense decreased approximately $494,000, or 8% in 2002 from 2001 and increased approximately $1.8 million, or 42%, in 2001 from 2000. The decrease in general and administrative expense in 2002 from 2001 was primarily due to a reduction in salary expenses due to lower headcount, reduced fees for outside legal and consulting services and reduced annual report costs. The increase in general and administrative expenses in 2001 from 2000 was primarily because of an increase in payroll expense and from additional legal, accounting and other professional services costs incurred in connection with supporting business activities.

Amortization of deferred compensation.    Deferred stock compensation represents the difference between the exercise price of options granted to employees and board of directors and the deemed fair value for financial statement reporting purposes of our common stock on their respective grant dates. Deferred stock compensation also includes the fair value of options and restricted stock granted to non-employees as determined using the Black Scholes model. We amortized deferred compensation expense related to employee and board of director option grants of approximately $578,000 in 2002, $4.3 million in 2001 and $10.3 million in 2000. We reduced deferred stock compensation by $419,000 in 2002, $2.0 million in 2001 and $4.3 million in 2000 to reflect the cancellation of unvested stock options. At December 31, 2002, the deferred compensation balance was fully amortized and therefore we do not anticipate future deferred compensation expense as a result of prior option grants.

In 2000, we recorded $501,000 of expense related to the amortization of deferred compensation for options to non-employees and the acceleration of vesting of certain restricted stock arrangements.

Interest income and other, net.    Interest income and other, net was $640,000 in 2002, $1.6 million in 2001 and $1.7 million in 2000. Interest income and other, net decreased approximately $938,000, or 59%, in 2002 from 2001 and decreased approximately $140,000, or 8%, in 2001 from 2000. These decreases in interest income and other, net in 2002 from 2001 and in 2001 from 2000 were primarily attributable to less interest income recorded due to lower cash, cash equivalents and short-term investment balances and to a lesser extent a lower rate of return on our invested cash balances.

Provision for income taxes.    The provision for income taxes in 2002 is related to foreign income and withholding taxes. In 2002, 2001 and 2000, we incurred net losses for U.S. federal and U.S. state tax purposes and have not recognized any tax benefit for these operating losses. As of December 31, 2002, we had federal and state net operating loss carryforwards of $46.5 million and $24.2 million, respectively. The net operating loss carryforwards expire on various dates beginning in 2005 through 2022. Given our limited operating history, our losses incurred to date and the difficulty in accurately forecasting our future results, we do not believe that the realization of the related deferred income tax asset meets the criteria required by generally accepted accounting principles. Therefore, we have recorded a 100% valuation allowance against the deferred income tax asset.

Liquidity and Capital Resources

Operating Activities

Net cash generated by operating activities was $5.0 million in 2002 and net cash used by operating activities was $24.2 million in 2001 and $16.5 million for 2000. Amounts included in net loss, which do not require the use of cash, including the depreciation and amortization of fixed assets, amortization of deferred stock compensation and amortization of purchased intangibles, amounted to $4.2 million in 2002, $9.5 million in 2001 and $13.4 in 2000. Net cash generated by operating activities during 2002 was also the result of a decrease in accounts receivable, net of $4.8 million, a decrease in prepaids and other current assets of $1.3 million and an increase in deferred revenue of $788,000, offset by a net loss of $3.6 million, a decrease in accounts payable of $1.2 million and a decrease in other accrued liabilities of $1.0 million.

Investing Activities

Net cash used in investing activities was $7.2 million in 2002 and net cash generated by investing activities was $28.8 million in 2001 and net cash used in investing activities was $35.8 million in 2000. Net cash used in investing activities in 2002, was primarily due to the purchase of $25.5 million in short-term investments and to a lesser extent the purchase of $1.4 million in property and equipment and $714,000 of purchases of technology offset by the sale and maturity of $20.4 million in short-term investments. Net cash provided by investing activities in 2001, was primarily due to the sale and maturity of $65.4 million in short-term investments offset by the purchase of $34.2 million in short-term investments and to a lesser extent the purchase of $1.9 million in property and equipment and $613,000 of purchases of technology. Net cash used in investing activities in 2000, was primarily due to the purchase of $45.2 million in short-term investments and to a lesser extent the purchase of $1.7 million in property and equipment and $2.8 million of purchases of technology offset by the sale and maturity of $13.9 million in short-term investments.

Financing Activities

Net cash generated by financing activities was $1.5 million for 2002, $1.3 million in 2001 and $60.1 million in 2000. For 2002, cash generated by financing activities was attributable primarily to the repayment of notes receivable from stockholders and to a lesser extent the purchase of common stock under the Employee Stock Purchase Plan and the exercise of employee stock options offset by principal repayments under capital lease obligations. For 2001, cash generated by financing activities was primarily attributable to the purchase of common stock under the Employee Stock Purchase Plan and to a lesser extent the repayment of notes receivable from stockholders. In 2000, cash generated by financing activities was primarily attributable to $61.8 million from the issuance of our common stock in our initial public offering in July 2000 and to a lesser extent the exercise of employee stock options.

Commitments

The following summarizes our contractual obligations at December 31, 2002 and the effect these contractual obligations are expected to have on our liquidity and cash flows in future periods (in thousands).

	Payments Due By Period
	Total	1 Year or Less	1–3 Years	After 3 Years
Purchased technology	$309	$309	$—	$—
Capital lease obligations	578	511	67	—
Operating leases	1,536	813	636	87

Total	$2,423	$1,633	$703	$87

SupportSoft is subject to other routine legal proceedings, as well as demands, claims and threatened litigation, that arise in the normal course of our business, including a notice of alleged material breach from a customer. SupportSoft believes the alleged breach has not and will not result in material adverse effects to revenue recognized from the contract through December 31, 2002. SupportSoft began recognizing license revenue on a ratable basis only after receiving a letter from the customer indicating that the acceptance testing of the software was successfully completed. This revenue accounted for 3% of total revenue in 2002. We currently believe that the ultimate amount of liability, if any, for any pending claims of any type (either alone or combined) will not materially affect our financial position, results of operations or liquidity. However, the ultimate outcome of any litigation is uncertain, and either unfavorable or favorable outcomes could have a material negative impact. Regardless of outcome, litigation can have an adverse impact on SupportSoft because of defense costs, diversion of management resources and other factors.

Working Capital and Capital Expenditure Requirements

We believe that our existing cash balances will be sufficient to meet our working capital and capital expenditure requirements for at least the next 12 months. We have no present understandings, commitments or agreements for any material acquisition of other businesses, products and technologies. However, we continually evaluate potential acquisitions of other businesses, products and technologies and may in the future require additional equity or debt financings to accomplish any potential acquisition.

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

Recent Accounting Pronouncements

In January 2003, the FASB issued FIN 46, “Consolidation of Variable Interest Entities.” FIN 46 requires us to consolidate a variable interest entity if we are subject to a majority of the risk of loss from the variable interest entity’s activities or entitled to receive a majority of the entity’s residual returns or both. A variable interest entity is a corporation, partnership, trust or any other legal structure used for business purposes that either does not have equity investors with voting rights or has equity investors that do not provide sufficient financial resources for the entity to support its activities. A variable interest entity often holds financial assets, including loans or receivables, real estate or other property. SupportSoft does not currently have any interest in variable interest entities and, accordingly, we do not expect our adoption of FIN 46 to have any impact on our historical financial position, results of operations or cash flows.

On December 31, 2002, the FASB issued SFAS 148, “Accounting for Stock-Based Compensation— Transition and Disclosure.” This statement amends SFAS 123, “Accounting for Stock-Based Compensation,” to provide alternative methods of transition for an entity that voluntarily changes to the fair value based method of accounting for stock-based employee compensation. It also amends the disclosure provisions of that statement to require prominent disclosure about the effects on reported net income of an entity’s accounting policy decisions with respect to stock-based employee compensation. Finally, this statement amends APB Opinion No. 28, “Interim Financial Reporting,” to require disclosure about those effects in interim financial statements. The amendment of the transition and annual disclosure requirements of SFAS 123 are effective for fiscal years ending after December 15, 2002. The amendment of the disclosure requirements of APB Opinion No. 28 is effective for financial reports containing condensed consolidated financial statements for interim periods beginning after December 15, 2002. Since we do not anticipate changing to the fair value based method of accounting for stock-based employee compensation, the transition provisions of SFAS 148 is not expected to have a significant impact on its financial position, results of operations or cash flows. The required amended annual disclosures are included in Notes 1 and 5 of these consolidated financial statements and our future interim financial statements will include appropriate disclosure information.

In November 2002, the FASB issued Financial Interpretation No. (“FIN”) 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others.” FIN 45 elaborates on the existing disclosure requirements for most guarantees, including residual value guarantees issued in conjunction with operating lease agreements. It also clarifies that at the time a company issues a guarantee, the company must recognize an initial liability for the fair value of the obligation it assumes under that guarantee and

26.1

must disclose that information in its interim and annual financial statements. The initial recognition and measurement provisions of this interpretation apply on a prospective basis to guarantees issued or modified after December 31, 2002. The disclosure requirements are effective for financial statements of interim or annual periods ending after December 15, 2002. We are currently evaluating the impact of FIN 45. If FIN 45 is applicable to us, prospectively our revenues, and or costs and operating expenses could be negatively affected.

In July 2002, the FASB approved SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities.” SFAS No. 146 addresses the financial accounting and reporting for obligations associated with an exit activity, including restructuring, or with a disposal of long-lived assets. Exit activities include, but are not limited to, eliminating or reducing product lines, terminating employees and contracts and relocating plant facilities or personnel. SFAS No. 146 specifies that a company will record a liability for a cost associated with an exit or disposal activity only when that liability is incurred and can be measured at fair value. Therefore, commitment to an exit plan or a plan of disposal expresses only management’s intended future actions and, therefore, does not meet the requirement for recognizing a liability and the related expense. SFAS No. 146 is effective prospectively for exit or disposal activities initiated after December 31, 2002, with earlier adoption encouraged. The adoption of SFAS No. 146 does not have a material effect on our historical financial position or results of operations.

Other Factors Affecting our Business and Operating Results

We have a history of losses and only recently became profitable. If we do not continue to be profitable, we may not be able to continue to operate.

We incurred net losses of approximately $85.0 million for the period from December 3, 1997 through December 31, 2002. If we incur net losses, we may not be able to increase our number of employees in sales, marketing and research and development programs or increase our investment capital equipment or otherwise execute our business plan. If we fail to sustain or increase profitability in the future, our business will suffer and we may not be able to continue to operate.

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

Several factors are likely to cause fluctuations in our operating results, including:

•	demand for our service and support automation software;

•	the mix of perpetual license revenue versus term license revenue;

•	the price and mix of products and services we or our competitors offer;

•	our ability to gain and retain customers;

•	the amount and timing of operating costs and capital expenditures relating to expansion of our business, infrastructure and marketing activities;

•	size and timing of customer orders and the timing of customer license payments;

•	our ability to recognize revenue in a given quarter;

•	general economic conditions and their affect on our operations; and

•	the effect of the war on terrorism and any related conflicts or similar events worldwide.

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

Because a small number of customers have historically accounted for and may in future periods account for substantial portions of our revenue, our revenue could decline because of delays of customer orders or the failure of existing customers to pay for their licenses or renew licenses.

In 2002, one customer accounted for approximately 12% of total revenue and another customer accounted for approximately 11% of total revenue. Because we have a small number of customers and a few customers are likely to continue to account for a significant portion of our revenue, our revenue could decline because of the loss or delay of a single customer order or the failure of an existing customer to renew its term license. We may not obtain additional customers. The failure to obtain additional customers, the loss or delay of customer orders and the failure of existing customers to renew licenses or pay fees due will harm our operating results.

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

•	the willingness of enterprises to transition to service and support automation solutions; and

•	acceptance of competitors’ service and support automation solutions or other similar technologies.

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

Our success will depend on the skills, experience and performance of our senior management, engineering, sales, marketing and other key personnel. The loss of the services of any of our senior management or other key personnel, including our president, chief executive officer and chairman, Radha R. Basu, our executive vice president of finance and administration and chief financial officer, Brian Beattie, our vice president of engineering and chief technical officer, Scott W. Dale, and our chief software officer, Cadir B. Lee, could harm the market’s perception of our business and our ability to achieve our business goals.

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

Our products depend on complex software, both internally developed and licensed from third parties. Also, our customers may use our products with other companies’ products which also contain complex software. Complex software often contains errors and may not perform properly. These errors could result in:

•	delays in product shipments;

•	unexpected expenses and diversion of resources to identify the source of errors or to correct errors;

•	damage to our reputation;

•	lost sales;

•	demands, claims and litigation and related defense costs;

•	product liability claims; and

•	product returns, refunds or other damages claims.

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

We intend to expand further into international markets. We have limited experience in international operations and may not be able to compete effectively in international markets. If we do not generate enough revenue from international operations to offset the expense of these operations, our business could suffer. Risks we face in conducting business internationally include:

•	difficulties and costs of staffing and managing international operations;

•	differing technology standards and legal considerations;

•	longer sales cycles and collection periods;

•	changes in currency exchange rates and controls;

•	dependence on local vendors; and

•	the effects of the terrorist attacks in the United States and the effects of the war on terrorism and any related conflicts or similar events worldwide.

Any system failure that causes an interruption in our customers’ ability to use our products or services or a decrease in their performance could harm our relationships with our customers and result in reduced revenue.

Our software may depend on the uninterrupted operation of our internal and outsourced communications and computer systems. These systems are vulnerable to damage or interruption from computer viruses, human error, natural disasters and intentional acts of vandalism and similar events. Our disaster recovery plan may not be adequate and business interruption insurance may not be enough to compensate us for losses that occur. These problems could interrupt our customers’ ability to use our service and support automation products or services, which could harm our reputation and cause us to lose customers and revenue.

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

Also, patent applications may have been filed by third parties which relate to our software products. The adoption in March of 2002 of the new trademark and corporate name SupportSoft increases the risk that a prior user could view the mark or name to be confusingly similar to the prior user’s mark or name. Although the we have conducted limited trademark and trade name searches, and do not believe the SupportSoft trademark and corporate name will infringe any known party’s trademark rights, it is possible that a third party will claim our use of SupportSoft infringes its trademark.

We must compete successfully in the service and support automation market or we will lose market share and our business will fail.

The market for our products is intensely competitive, rapidly changing and significantly affected by new product introductions and other market activities of industry participants. Competitive pressures could reduce our market share or require us to reduce the price of products and services and therefore our gross margin, which could harm our business and operating results. Our integrated software solution competes against various vendors’ software products designed to accomplish specific elements of a complete service and support automation solution. For example, in the market for automated delivery of service and support solutions, we compete with Motive Communications, Inc.

We may encounter competition from companies such as:

•	customer communications software companies;

•	question and answer companies;

•	customer relationship management solution providers;

•	consolidated service desk solution vendors;

•	Internet infrastructure companies; and

•	operating systems providers.

Our potential competitors may have longer operating histories, significantly greater financial, technical, and other resources or greater name recognition than we do. Our competitors may be able to respond more quickly to new or emerging technologies and changes in customer requirements. In addition, our competitors may complete strategic transactions with our other competitors or companies with whom we have strategic alliances, making it difficult for us to compete for market share. If we fail to compete effectively, we may lose or be unable to expand our market share and our business and operating results would suffer.

Because our service and support automation software is designed to support businesses operating over the Internet, our success depends on the continued growth and levels of performance of Internet usage.

Because a majority of our products are designed to support businesses operating over or benefiting from the Internet, the success of our business will depend on the continued improvement of the Internet as a convenient means of consumer interaction and commerce, as well as an efficient medium for the delivery and distribution of information by enterprises to their employees and extended enterprise. Because global commerce on the Internet and the online exchange of information is evolving, we cannot predict whether the Internet will continue to be a viable commercial marketplace or whether access to the Internet via a broadband connection will continue to be adopted.

We may experience a decrease in market demand due to the slowing economy in the United States, which has been further stymied by the concerns of terrorism, war and social and political instability.

Economic growth has slowed significantly, and some analysts believe the United States economy is experiencing a recession. In addition, the terrorists attacks in the United States and turmoil in the Middle East have increased the uncertainty in the United States economy and may further add to the decline in the United States business environment. The war on terrorism, along with the effects of the terrorist attack and other similar events, or war in general, could contribute further to the slowdown of the already slumping market demand for goods and services, including service and support automation software. If the economy continues to decline as a result of the war, the recent economic, political and social turmoil, or if there are further terrorist attacks in the United States or elsewhere, we may experience decreases in the demand for our products and services, which may harm our operating results.

Governmental regulation and legal changes could impair the growth of the Internet and decrease demand for our products or increase our cost of doing business.

The laws and regulations that govern our business change rapidly. Any change in laws and regulations could impair the growth of the Internet and could reduce demand for our products, subject us to liability or increase our cost of doing business. The United States government and the governments of states and foreign countries have attempted to regulate activities on the Internet and the distribution of software. Also, in 1998, Congress passed the Internet Freedom Act, which imposed a three-year moratorium on state and local taxes on Internet-based transactions. In late 2001, this moratorium was extended for two years. In January 2003, several members of Congress proposed a bill that would make the moratorium on state and local taxes on Internet-based transactions permanent. Failure to renew this moratorium or to pass a bill that would permanently prohibit state and local taxes on Internet-based transactions would allow states to impose taxes on e-commerce. This might harm our business directly and indirectly by harming the businesses of our customers, potential customers and the parties to our business alliances. The applicability to the Internet of existing laws governing issues is uncertain and may take years to resolve. Evolving areas of law that are relevant to our business include privacy laws, intellectual property laws, proposed encryption laws, content regulation and sales and use tax laws and regulations.

Our directors, executive officers, and principal stockholders own a substantial portion of our common stock and this concentration of ownership may allow them to elect most of our directors and could delay or prevent a change in control of SupportSoft.

Our directors, executive officers, and stockholders who currently own over 5% of our common stock collectively beneficially own approximately 60% of our outstanding common stock. These stockholders, if they vote together, will be able to significantly influence all matters requiring stockholder approval. For example, they may be able to elect most of our directors, delay or prevent a transaction in which stockholders might receive a premium over the market price for their shares or prevent changes in control or management.

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

We may be required to change our business practices if there are changes in accounting regulations and related interpretations and policies.

Policies, guidelines and interpretations related to revenue recognition, expensing options, income taxes, investments in equity securities, facilities consolidation, accounting for acquisitions, allowances for doubtful accounts and other financial reporting matters are often among topics under re-examination by accounting standards groups and regulators. These standard groups and regulators could promulgate interpretations and guidance that could result in material and potentially adverse, changes to our business practices and accounting policies.

ITEM 7A.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

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

Our interest income is sensitive to changes in the general level of U.S. interest rates. However, due to the nature of our cash equivalents and short-term investments, we have concluded that there is no material market risk exposure.

Our investment policy requires us to invest funds in excess of operating requirements in:

•	obligations of the U.S. government and its agencies;

•	securities of U.S. corporations rated A1 or the equivalent for short-term ratings and A2 or the equivalent for long-term ratings by Standard and Poors or the Moody’s equivalent; and

•	money market funds or deposits issued or guaranteed by U.S. and non-U.S. commercial banks, meeting credit rating and net worth requirements with maturities of less than eighteen months.

At December 31, 2002, our cash and cash equivalents consisted primarily of money market funds held by large institutions in the U.S. and commercial paper, and our short-term investments were primarily invested in government debt securities and auction backed securities maturing or resetting in less than eighteen months. The weighted average interest rate of our portfolio was approximately 1.6% at December 31, 2002.

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

SUPPORTSOFT, INC.

REPORT OF ERNST & YOUNG LLP, INDEPENDENT AUDITORS

The Board of Directors and Stockholders

SupportSoft, Inc.

We have audited the accompanying consolidated balance sheets of SupportSoft, Inc., as of December 31, 2002 and 2001, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2002. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of SupportSoft, Inc. at December 31, 2002 and 2001, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2002, in conformity with accounting principles generally accepted in the United States.

/s/    ERNST & YOUNG LLP

Palo Alto, California

January 14, 2003

SUPPORTSOFT, INC.

CONSOLIDATED BALANCE SHEETS

(in thousands except share and per share data)

	December 31,
	2002	2001
ASSETS
Current assets:
Cash and cash equivalents	$17,067	$17,757
Short-term investments	13,548	8,515
Accounts receivable, less allowance of $924 and $828	7,695	12,509
Prepaids and other current assets	2,452	3,708

Total current assets	40,762	42,489
Property and equipment, net	1,251	1,932
Purchased intangibles, net	—	1,794
Other assets	147	148

	$42,160	$46,363

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$163	$1,331
Accrued compensation	1,818	1,867
Other accrued liabilities	1,890	1,793
Purchased technology obligation, current portion	309	1,449
Capital lease obligations, current portion	511	569
Deferred revenue	12,153	12,535

Total current liabilities	16,844	19,544
Capital lease obligations, net of current portion	67	663
Purchased technology obligation, net of current portion	—	927
Deferred revenue—long-term portion	2,102	932

Commitments and contingencies

Stockholders’ equity:
Common stock; par value $0.0001, 150,000,000 shares authorized, 33,704,416 shares issued and outstanding at December 31, 2002 and 33,371,370 shares issued and outstanding at December 31, 2001	3	3
Additional paid-in capital	108,253	108,031
Notes receivable from stockholders	—	(1,523)
Deferred compensation	—	(997)
Accumulated other comprehensive income (loss)	(155)	95
Accumulated deficit	(84,954)	(81,312)

Total stockholders’ equity	23,147	24,297

Total liabilities and stockholders’ equity	$42,160	$46,363

See accompanying notes.

SUPPORTSOFT, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands except per share data)

	Years Ended December 31,
	2002	2001	2000
Revenue:
License fees	$31,260	$22,534	$13,732
Services	9,900	7,896	4,934

Total revenue	41,160	30,430	18,666

Costs and expenses:
Cost of license fees	289	621	1,405
Cost of services	5,883	6,234	5,910
Amortization of purchased technology	1,580	2,812	1,158
Research and development	8,834	12,637	10,913
Sales and marketing	22,464	27,482	22,754
General and administrative	5,637	6,131	4,325
Amortization of deferred compensation(1)	578	4,271	10,787

Total costs and expenses	45,265	60,188	57,252

Loss from operations	(4,105)	(29,758)	(38,586)
Interest income	734	1,804	2,048
Interest expense	(94)	(226)	(330)

Loss before income taxes	(3,465)	(28,180)	(36,868)
Income tax expense	(177)	—	—

Net loss	(3,642)	(28,180)	(36,868)
Accretion on redeemable convertible preferred stock	—	—	(885)

Net loss attributable to common stockholders	$(3,642)	$(28,180)	$(37,753)

Basic and diluted net loss per share attributable to common stockholders	$(0.11)	$(0.91)	$(2.09)

Shares used in computing basic and diluted net loss per common share	32,486	31,078	18,102

(1) Amortization of deferred compensation relates to the following:
	Years Ended December 31,
	2002	2001	2000
Cost of services	$25	$187	$475
Research and development	114	844	2,136
Sales and marketing	209	1,541	3,894
General and administrative	230	1,699	4,282

Total	$578	$4,271	$10,787

See accompanying notes.

SUPPORTSOFT, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)

(in thousands except share and per share data)

	Convertible Preferred Stock		Common Stock		Additional Paid-In Capital	Notes Receivable from Stockholders	Deferred Stock Compensation	Accumulated Other Comprehensive Income	Accumulated Deficit	Total Stockholders’ Equity (Deficit)
	Shares	Amount	Shares	Amount
Balances at December 31, 1999	3,571,600	$1	10,874,374	$1	$20,016	$(1,450)	$(14,777)	$—	$(16,264)	$(12,473)
Issuance of common and restricted stock upon exercise of options and warrants for cash and promissory notes, net of repurchases	—	—	1,832,657	—	1,862	(601)	—	—	—	1,261
Accretion on redeemable convertible preferred stock	—	—	—	—	(885)	—	—	—	—	(885)
Conversion of preferred stock into common stock	(3,571,600)	(1)	15,556,326	2	22,333	—	—	—	—	22,334
Issuance of common stock in initial public offering, net of issuance costs	—	—	4,887,500	—	61,777	—	—	—	—	61,777
Deferred compensation related to grant of stock options and restricted stock, net of $4.3 million in cancellations	—	—	—	—	3,229	—	(3,229)	—	—	—
Amortization of deferred compensation	—	—	—	—	—	—	10,286	—	—	10,286
Variable accounting expense associated with options, warrants and restricted stock issued to non-employees	—	—	—	—	226	—	501	—	—	727
Net loss and comprehensive loss	—	—	—	—	—	—	—	—	(36,868)	(36,868)

Balances at December 31, 2000	—	—	33,150,857	3	108,558	(2,051)	(7,219)	—	(53,132)	46,159
Components of comprehensive loss:
Net loss	—	—	—	—	—	—	—	—	(28,180)	(28,180)
Unrealized gain on investments	—	—	—	—	—	—	—	62	—	62
Foreign currency translation adjustment	—	—	—	—	—	—	—	33	—	33

Comprehensive loss										(28,085)

Issuance of common stock upon exercise of stock options for cash, net of repurchases	—	—	29,266	—	235	—	—	—	—	235
Issuance of common stock under employee stock purchase plan	—	—	191,247	—	1,189	—	—	—	—	1,189
Amortization of deferred compensation	—	—	—	—	—	—	4,271	—	—	4,271
Reduction in deferred compensation related to cancellation of stock options	—	—	—	—	(1,951)	—	1,951	—	—	—
Repayment of note receivables from stockholders	—	—	—	—	—	528	—	—	—	528

Balances at December 31, 2001	—	—	33,371,370	3	108,031	(1,523)	(997)	95	(81,312)	24,297
Components of comprehensive loss:
Net loss	—	—	—	—	—	—	—	—	(3,642)	(3,642)
Unrealized loss on investments	—	—	—	—	—	—	—	(47)	—	(47)
Foreign currency translation adjustment	—	—	—	—	—	—	—	(203)	—	(203)

Comprehensive loss										(3,892)

Issuance of common stock upon exercise of stock options for cash, net of repurchases	—	—	133,206	—	264	—	—	—	—	264
Issuance of common stock under employee stock purchase plan	—	—	199,840	—	377	—	—	—	—	377
Amortization of deferred compensation	—	—	—	—	—	—	578	—	—	578
Reduction in deferred compensation related to cancellation of stock options	—	—	—	—	(419)	—	419	—	—	—
Repayment of note receivables from stockholders	—	—	—	—	—	1,523	—	—	—	1,523

Balances at December 31, 2002	—	$—	33,704,416	$3	$108,253	$—	$—	$(155)	$(84,954)	$23,147

See accompanying notes.

SUPPORTSOFT, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Year Ended December 31,
	2002	2001	2000
Operating activities:
Net loss	$(3,642)	$(28,180)	$(36,868)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	2,044	2,416	1,497
Amortization of deferred compensation	578	4,271	10,787
Amortization of purchased intangibles	1,581	2,812	1,158
Other	(202)	95	226
Changes in assets and liabilities:
Accounts receivable, net	4,814	(4,637)	(4,422)
Prepaids and other current assets	1,256	(453)	(2,637)
Accounts payable	(1,168)	374	(270)
Accrued compensation	(49)	(383)	1,799
Other accrued liabilities	(1,043)	(1,852)	3,151
Deferred revenue	788	1,360	9,035

Net cash provided by (used in) operating activities	4,957	(24,177)	(16,544)

Investing activities:
Purchases of property and equipment	(1,363)	(1,928)	(1,718)
Other assets	1	134	(28)
Purchases of technology	(714)	(613)	(2,775)
Purchases of short-term investments	(25,466)	(34,205)	(45,223)
Sales and maturities of short-term investments	20,385	65,447	13,932

Net cash provided by (used in) investing activities	(7,157)	28,835	(35,812)

Financing activities:
Proceeds from initial public offering, net of issuance costs	—	—	61,777
Proceeds from other issuances of common stock, net of repurchases	641	1,424	1,261
Repayment of notes receivable from stockholders	1,523	528	—
Principal payments under capital lease obligations	(654)	(609)	(550)
Repayment of notes payable	—	—	(2,399)

Net cash provided by financing activities	1,510	1,343	60,089

Net increase (decrease) in cash and cash equivalents	(690)	6,001	7,733
Cash and cash equivalents at beginning of period	17,757	11,756	4,023

Cash and cash equivalents at end of period	$17,067	$17,757	$11,756

Supplemental disclosure of noncash financing activities:
Notes receivable from stockholders in exchange for common stock, net of cancellations	$—	$—	$601

Equipment acquired under capital lease obligation	$—	$—	$1,318

Supplemental schedule of cash flow information:
Interest paid	$86	$105	$307

Income taxes paid	$177	$—	$—

See accompanying notes.

SUPPORTSOFT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.    Organization and Summary of Significant Accounting Policies

Nature of Operations

SupportSoft, Inc. (“SupportSoft,” “the Company,” “We” or “Our”), formerly known as Support.com, Inc., was incorporated in the state of Delaware on December 3, 1997. SupportSoft is a leading provider of service and support automation software. SupportSoft sells to corporate enterprises, broadband service providers, support outsourcers, and computing and device manufacturers and businesses that seek to extend their support or service solution to their supplier and partner networks. Our headquarters are in Redwood City, California.

Basis of Presentation

The consolidated financial statements include the accounts of SupportSoft and its wholly owned subsidiaries. SupportSoft has export sales from the United States and has operations in Asia Pacific and Europe. All significant intercompany transactions and balances have been eliminated.

Foreign Currency Translation

Assets and liabilities of SupportSoft’s wholly owned foreign subsidiaries are translated from their respective functional currencies at exchange rates in effect at the balance sheet date, and revenues and expenses are translated at average exchange rates prevailing during the year. Any material resulting translation adjustments are reflected as a separate component of stockholders’ equity. Realized foreign currency transaction gains and losses were not material during the years ending December 31, 2002, 2001 and 2000.

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

Concentration of Credit Risk and Significant Customers

Financial instruments that potentially subject SupportSoft to concentration of credit risk consist principally of cash equivalents, short term investments and trade receivables. SupportSoft invests cash which is not required for immediate operating needs principally in money market funds, commercial paper, auction backed securities and notes and bills issued by the United States government and its agencies. SupportSoft’s customers are currently concentrated in the United States. SupportSoft performs ongoing evaluations of its customers’ financial condition and generally does not require collateral. SupportSoft maintains reserves for credit losses, and such losses have been within management’s expectations. If the financial condition of SupportSoft’s customers were to deteriorate, resulting in an impairment of their ability to make payments, additional reserves may be required. SupportSoft had reserves for credit losses in the years ended December 31, 2002, 2001 and 2000 of $924,000, $828,000 and $469,000, respectively. Credit losses for the years ended December 31, 2002, 2001 and 2000 were $623,000, $438,000 and $163,000, respectively.

For the year ended December 31, 2002, one customer accounted for 12% of total revenue and another customer accounted for 11% of total revenue. For the year ended December 31, 2001, no single customer accounted for 10% or more of total revenue and for the year ended December 31, 2000, one customer accounted for 13% of our total revenue.

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

Cash, Cash Equivalents and Short-Term Investments

SupportSoft considers all liquid instruments with an original maturity at the date of purchase of three months or less to be cash equivalents. At December 31, 2002, cash equivalents and short-term investments consist primarily of money market funds, commercial paper, auction backed securities and notes and bills issued by the United States government and its agencies. All short-term investments mature within 18 months. SupportSoft’s cash equivalents and short-term investments are classified as available-for-sale in accordance with the provisions of Statement of Financial Accounting Standards No. 115, “Accounting for Certain Investments in Debt and Equity Securities.”

For the year ended December 31, 2002 and 2001, SupportSoft reported its securities at fair market value. Material unrealized gains and losses, if any, are reported in stockholders’ equity and included in other comprehensive income. The amortized cost of debt securities is adjusted for amortization of premiums and accretion of discounts to maturity, both of which are included in interest income. For the year ended December 31, 2002, SupportSoft recorded unrealized gains on available-for-sale securities of $15,000 and for the year ended December 31, 2001, SupportSoft recorded unrealized gains on available-for-sale securities of $62,000. Realized gains and losses are recorded using the specific identification method and were not material during the years ending December 31, 2002, 2001 and 2000.

The following is a summary of available-for-sale securities (in thousands):

	December 31,
	2002	2001
Cash and cash equivalents:
Cash	$1,545	$2,623
Money market funds	9,125	15,134
Commercial paper	4,597	—
Municipal bonds	1,800	—

	$17,067	$17,757

Short-term investments:
Auction backed securities	$4,800	$—
Corporate bonds	1,035	—
Federal agencies	7,698	8,453

Total short-term investments at cost	13,533	8,453
Gross unrealized gains	15	62

Total short-term investments at fair market value	$13,548	$8,515

Property and Equipment

Property and equipment is stated at cost, less accumulated depreciation which is determined using the straight-line method over the estimated useful lives of 2 to 3 years.

SUPPORTSOFT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Purchased Intangible Assets

SupportSoft records purchased intangible assets at fair value as determined by amortized costs. The original cost is amortized on a straight-line basis over the estimated life of each asset as determined by management. SupportSoft regularly performs reviews to determine if the carrying value of the intangible asset is impaired. The reviews look for the existence of facts or circumstances, either internal or external, which indicate that the carrying value of the asset cannot be recovered. If and when indicators of impairment exist, SupportSoft assesses the need to record an impairment loss.

Purchased intangible assets were generated from the purchase of the source code and other intellectual property rights from a third party and were amortized on a straight-line basis over 2 years. As of December 31, 2002, the purchased intangibles balance was fully amortized.

Revenue Recognition

We recognize revenue in accordance with the American Institute of Certified Public Accountants’ (AICPA) Statement of Position (“SOP”) 97-2, Software Revenue Recognition, as amended by SOP 98-4 and SOP 98-9. License revenue is recognized when all of the following criteria are met:

•	Persuasive evidence of an arrangement exists;

•	Delivery has occurred;

•	No uncertainties surrounding product acceptance exist;

•	Collection is considered probable; and

•	The fees are fixed or determinable.

SupportSoft considers all arrangements with payment terms extending beyond twelve months and other arrangements with payment terms longer than normal not to be fixed or determinable. If the fee is determined not to be fixed or determinable, revenue is recognized as payments become due from the customer.

License revenue is comprised of fees for term and perpetual licenses of our software. Perpetual license revenue is recognized using the residual method described in SOP 98-9 for arrangements in which licenses are sold with multiple elements. We allocate revenues on these licenses based upon the fair value of each undelivered element (for example, undelivered maintenance and support, training and consulting). The determination of fair value is based upon vendor specific objective evidence (VSOE). VSOE for maintenance and support is determined by the customer’s annual renewal rate for these services. VSOE for training or consulting is based upon separate sales of these services to other customers. Assuming all other revenue recognition criteria are met, the difference between the total arrangement fee and the amount deferred for each undelivered element is recognized as license revenue. Our perpetual arrangements may include initial maintenance extending over a period of time with no renewal rate, which requires license revenue to be taken ratably (monthly) over the contract period.

Term licenses are sold with maintenance for which SupportSoft does not have VSOE to determine fair value. As a result, license revenue for term licenses is recognized ratably over the service period of the agreement and license revenue includes maintenance for term licenses. We do not allocate maintenance revenue from term licenses to services revenue, as we do not believe there is an allocation methodology that provides a meaningful and supportable allocation between license and maintenance revenues.

SUPPORTSOFT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following is an example of our revenue recognition for a term license. If we receive an order from a customer for a 36-month term license in December of a year, we would recognize only one month of license fees for that year even if that customer prepaid 12 months of the 36-month term. Pursuant to this arrangement, we would record one year of fees in accounts receivable upon signing a new term license agreement, while recognizing only one month of revenue. As a result, our accounts receivable balance could represent a significant portion of our total revenue and increase our days sales outstanding (DSO) calculation.

License revenue from arrangements with resellers is recognized ratably over the term of the arrangement commencing when payments are made or become due limited by guaranteed minimum amounts due under the arrangement or sell through activity.

Services revenue is primarily comprised of revenue from professional services, such as consulting services, training, maintenance and support. Arrangements that include software services are evaluated to determine whether those services are essential to the functionality of other elements of the arrangement. Non-essential consulting and training revenues are generally recognized as the services are performed. When non-essential software services are bundled in a term licensing arrangement, revenue from the software services is recognized ratably over the period associated with the initial payment. Post-contract customer maintenance and support revenues are recognized over the term of the support period (generally one year). When the software services are considered essential to the functionality of other elements of the arrangement, revenue under the arrangement is recognized using contract accounting, typically using the percentage of completion method.

Research and Development

Research and development expenditures are generally charged to operations as incurred. Statement of Financial Accounting Standards No. 86, “Accounting for the Costs of Computer Software to Be Sold, Leased or Otherwise Marketed,” requires the capitalization of certain software development costs subsequent to the establishment of technological feasibility. Based on SupportSoft’s product development process, technological feasibility is established upon the completion of a working model. Costs incurred by SupportSoft between the completion of the working model and the point at which the product is ready for general release have been insignificant. Accordingly, SupportSoft has charged all such costs to research and development expense in the accompanying statement of operations. SupportSoft did not incur any cost related to software developed or for software obtained for internal use as defined in SOP 98-1.

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

Advertising Costs

Advertising costs are recorded as sales and marketing expense in the period in which they are incurred. Advertising expense was $21,000 for the year ended December 31, 2002, $253,000 for the year ended December 31, 2001 and $556,000 for the year ended December 31, 2000.

SUPPORTSOFT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Net Loss Per Share

Basic and diluted net loss per share are presented in conformity with the Financial Accounting Standards Board’s (“FASB”) Statement of Financial Accounting Standards No. 128, “Earnings Per Share” (“FAS 128”), for all periods presented. In accordance with FAS 128, basic and diluted net loss per share has been computed using the weighted-average number of shares of common stock outstanding during the period, less shares subject to repurchase.

The following table sets forth the computation of basic and diluted net loss per share (in thousands, except per share amounts):

	Years Ended December 31,
	2002	2001	2000
Net loss attributable to common stockholders	$(3,642)	$(28,180)	$(37,753)

Basic and diluted:
Weighted average shares of common stock outstanding	33,551	33,356	22,556
Less weighted average shares subject to repurchase	(1,065)	(2,278)	(4,454)

Shares used in computing basic and diluted net loss per share	32,486	31,078	18,102

Basic and diluted net loss per share attributable to common stockholders	$(0.11)	$(0.91)	$(2.09)

Had SupportSoft been in a net income position, diluted earnings per share would include outstanding shares subject to repurchase, the conversion of outstanding preferred stock into shares of SupportSoft’s common stock and the dilutive impact of outstanding options and warrants to purchase common stock. Excluded from the computation of basic and diluted net loss per share attributable to common stockholders are approximately 8,250,000, 8,885,000 and 6,915,000 shares related to options and warrants to purchase common stock at December 31, 2002, 2001 and 2000, prior to the application of the treasury stock method. Such shares have been excluded because they are anti-dilutive for all periods presented.

Comprehensive Loss

Statement of Financial Accounting No. 130, “Reporting Comprehensive Income” (“SFAS 130”) establishes standards for reporting and displaying comprehensive net income and its components in stockholders’ equity. However, it has no impact on our net loss as presented in our financial statements. SFAS 130 requires foreign currency translation adjustments and changes in the fair value of available-for-sale securities to be included in comprehensive income.

The components of accumulated other comprehensive income (loss) relate entirely to translation adjustment gains (losses) and unrealized gains on available-for-sale securities. Accumulated currency translation adjustments were $(170,000) and $33,000 for the years ended December 31, 2002 and 2001, respectively and accumulated unrealized gains on available-for-sale securities were $15,000 and $62,000 for the years ended December 31, 2002 and 2001.

Stock-Based Compensation

SupportSoft has stock plans, which are more fully described in Note 5. SupportSoft accounts for stock-based compensation using the intrinsic value method prescribed in Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”), and has adopted the disclosure only alternative of

SUPPORTSOFT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation” (“FAS 123”). Any deferred stock compensation calculated according to APB 25 is amortized over the vesting period of the individual options, generally four years, using the graded vesting method. The graded vesting method provides for vesting of portions of the overall awards at interim dates and results in greater vesting in earlier years than straight-line.

All stock-based awards to non-employees, are accounted for at their fair value, as calculated using the Black Scholes model, in accordance with FAS 123 and Emerging Issues Task Forces Consensus No. 96-18 (“EITF 96-18”). The options and restricted stock purchase arrangements are subject to periodic re-valuation over their vesting terms.

For purposes of pro forma disclosures pursuant to FAS 123 as amended by FAS 148, the estimated fair value of the options is amortized to expense over the vesting period of the options using a graded vesting method. The effects of applying FAS 123 for pro forma disclosures are not likely to be representative of the effects on reported net income or loss for future years.

SupportSoft’s pro forma information follows (in thousands, except per share amounts):

	Year Ended December 31,
	2002	2001	2000
Net loss attributable to common stockholders—as reported	$(3,642)	$(28,180)	$(37,753)
Add: Stock-based compensation included in reported net loss	578	4,271	10,787
Deduct: Total stock-based employee compensation expense determined under the fair value based method for all awards	(5,766)	(5,791)	(13,302)

Pro forma net loss	$(8,830)	$(29,700)	$(40,268)

Basic and diluted net loss per share attributable to common stockholders:
As reported	$(0.11)	$(0.91)	$(2.09)
Pro forma	(0.27)	(0.96)	(2.22)

See Note 5 for a discussion on the assumptions used in the option-pricing model and estimated fair value of employee stock options.

Segment Information

SupportSoft operates in one segment, the development and marketing of support automation software and related services. SupportSoft’s foreign offices are primarily sales and marketing offices and also support SupportSoft’s overseas reseller network. Operating losses generated by the foreign operations of SupportSoft and their corresponding identifiable assets were not material in any period presented. Revenue from customers located outside the United States was approximately $5.7 million for the year ended December 31, 2002, $5.7 million for the year ended December 31, 2001, and $2.8 million for the year ended December 31, 2000.

SUPPORTSOFT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Sales by SupportSoft to customers in different geographic areas, expressed as a percentage of revenue, for the periods ended were:

	Years Ended December 31,
	2002	2001	2000
Americas	89%	85%	87%
Asia Pacific	3	10	10
Europe	8	5	3

Total	100%	100%	100%

Recent Accounting Pronouncements

In January 2003, the FASB issued FIN 46, “Consolidation of Variable Interest Entities.” FIN 46 requires us to consolidate a variable interest entity if we are subject to a majority of the risk of loss from the variable interest entity’s activities or entitled to receive a majority of the entity’s residual returns or both. A variable interest entity is a corporation, partnership, trust or any other legal structure used for business purposes that either does not have equity investors with voting rights or has equity investors that do not provide sufficient financial resources for the entity to support its activities. A variable interest entity often holds financial assets, including loans or receivables, real estate or other property. SupportSoft does not currently have any interests in variable interest entities and, accordingly, we do not expect our adoption of FIN 46 to have any impact on our historical financial position, results of operations or cash flows.

On December 31, 2002, the FASB issued SFAS 148, “Accounting for Stock-Based Compensation— Transition and Disclosure.” This statement amends SFAS 123, “Accounting for Stock-Based Compensation,” to provide alternative methods of transition for an entity that voluntarily changes to the fair value based method of accounting for stock-based employee compensation. It also amends the disclosure provisions of that statement to require prominent disclosure about the effects on reported net income of an entity’s accounting policy decisions with respect to stock-based employee compensation. Finally, this statement amends APB Opinion No. 28, “Interim Financial Reporting,” to require disclosure about those effects in interim financial statements. The amendment of the transition and annual disclosure requirements of SFAS 123 are effective for fiscal years ending after December 15, 2002. The amendment of the disclosure requirements of APB Opinion No. 28 is effective for financial reports containing condensed consolidated financial statements for interim periods beginning after December 15, 2002. Since SupportSoft does not anticipate changing to the fair value based method of accounting for stock-based employee compensation, the transition provisions of SFAS 148 is not expected to have a significant impact on its financial position, results of operations or cash flows. The required amended annual disclosures are included in Notes 1 and 5 of these consolidated financial statements and our future interim financial statements will include appropriate disclosure information.

In November 2002, the FASB issued Financial Interpretation No. (“FIN”) 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others.” FIN 45 elaborates on the existing disclosure requirements for most guarantees, including residual value guarantees issued in conjunction with operating lease agreements. It also clarifies that at the time a company issues a guarantee, the company must recognize an initial liability for the fair value of the obligation it assumes under that guarantee and must disclose that information in its interim and annual financial statements. The initial recognition and measurement provisions of this interpretation apply on a prospective basis to guarantees issued or modified after December 31, 2002. The disclosure requirements are effective for financial statements of interim or annual periods ending after December 15, 2002. SupportSoft is currently evaluating the impact of FIN 45. If FIN 45 is applicable to us, prospectively our revenues, and or costs and operating expenses could be negatively affected.

SUPPORTSOFT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

In July 2002, the FASB approved SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities.” SFAS No. 146 addresses the financial accounting and reporting for obligations associated with an exit activity, including restructuring, or with a disposal of long-lived assets. Exit activities include, but are not limited to, eliminating or reducing product lines, terminating employees and contracts and relocating plant facilities or personnel. SFAS No. 146 specifies that a company will record a liability for a cost associated with an exit or disposal activity only when that liability is incurred and can be measured at fair value. Therefore, commitment to an exit plan or a plan of disposal expresses only management’s intended future actions and, therefore, does not meet the requirement for recognizing a liability and the related expense. SFAS No. 146 is effective prospectively for exit or disposal activities initiated after December 31, 2002, with earlier adoption encouraged. The adoption of SFAS No. 146 does not have a material effect on our historical financial position or results of operations.

2.    Property and Equipment

Property and equipment are stated at cost and consist of the following (in thousands):

	December 31,
	2002	2001
Computer and software equipment	$6,996	$5,637
Furniture and equipment	529	525

	7,525	6,162
Accumulated depreciation and amortization	(6,274)	(4,230)

	$1,251	$1,932

As of December 31, 2002 and 2001, property and equipment included amounts acquired under capital leases of approximately $2.5 million. Depreciation expense on fixed assets was $2.0 million, $2.4 million and $1.5 million, which includes amortization of fixed assets acquired under capital lease obligations of $132,000, $976,000 and $1.1 million for the years ended December 31, 2002, 2001 and 2000, respectively. As of December 31, 2002, fixed assets acquired under capital leases have been fully amortized.

3.    Purchased Intangibles

On September 20, 2000, SupportSoft purchased source code and other related intellectual property rights from a third party for $6.8 million. The purchase price was recorded as purchased intangibles and included as an other asset in SupportSoft’s consolidated balance sheet. Total amortization expense was $1.6 million, $2.8 million and $1.2 million for the years ended December 31, 2002, 2001 and 2000, respectively. As of December 31, 2002, the purchased technology has been fully amortized.

4.    Capital Leases, Borrowings, Commitments and Contingencies

In October 1999, SupportSoft entered into a lease agreement with a financial institution. The lease agreement allowed SupportSoft to borrow up to $2.5 million to finance purchases of equipment, software and tenant improvements and this lease line was fully utilized at December 31, 2000.

SupportSoft leases its facilities under noncancelable operating lease agreements, which expire at various dates through 2006. In conjunction with these leases, SupportSoft signed two letters of credit for security deposits totaling $340,000. Facility rent expense pursuant to these operating lease agreements was approximately $1.6 million, $2.5 million and $1.8 million for the years ended December 31, 2002, 2001 and 2000, respectively.

SUPPORTSOFT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

As of December 31, 2002, minimum payments due under noncancelable lease agreements were as follows (in thousands):

Years ending December 31,	Capital Leases	Operating Leases
2003	$532	$813
2004	68	328
2005	—	308
2006	—	87
2007	—	—

Total minimum lease and principal payments	600	$1,536

Amount representing interest	(22)

Present value of future payments	578
Current portion of capital lease obligations	511

Noncurrent portion	$67

On or about November 30, 2001, Dana [sic] Risley, on behalf of herself [sic] and other similarly situated, filed a lawsuit, styled as a class action, against us and two of our officers in the United States District Court for the Southern District of New York. The complaint alleged, inter alia, that our registration statement and prospectus dated July 18, 2000 for the issuance and initial public offering of 4,250,000 shares of our common stock contained material misrepresentations and/or omissions, related to alleged inflated commissions received by the underwriters of the offering. The defendants named in the lawsuit are SupportSoft, Radha Basu, Brian Beattie, Credit Suisse First Boston Corporation, Bear, Stearns & Co. Inc., and FleetBoston Robertson Stephens Inc. An amended Class Action Complaint in the matter against the Company was filed on April 19, 2002. The lawsuit seeks unspecified damages as well as interest, fees and costs. Similar complaints have been filed against 55 underwriters and more than 300 other companies and other individual officers and directors of those companies. All of the complaints against the underwriters, issuers and individuals have been consolidated for pre-trail purposes before U.S. District Court Judge Scheindlin of the Southern District of New York. Pretrial motions and discovery were stayed pending a ruling on a motion to dismiss the claims by defendants. On February 19, 2003, the court issued an opinion granting defendants’ motion in part, and denying the motions in part. In summary, the court ruled that the case may proceed against the underwriters on the theories alleging violations of section 11 of the Securities Act of 1933 and Section 10(b) of the Securities Exchange Act of 1934, the case may proceed against SupportSoft, Radha Basu and Brian Beattie with respect to a claim for violation of section 15 of the Securities Act of 1933, and, subject to a pending motion for reconsideration against Mr. Beattie with respect to a claim for violation of section 10(b). We have retained Pillsbury Winthrop LLP as our lead counsel, and tendered notice to our insurance carrier pursuant to the terms of our insurance policy. While we cannot predict with certainty the outcome of the litigation, we believe that the claims against us and our officers are without merit and we intend to defend the lawsuit vigorously.

SupportSoft is subject to other routine legal proceedings, as well as demands, claims and threatened litigation, that arise in the normal course of our business, including a notice of alleged material breach from a customer. SupportSoft believes the alleged breach has not and will not result in material adverse effects to revenue recognized from the contract through December 31, 2002. SupportSoft began recognizing license revenue on a ratable basis only after receiving a letter from the customer indicating that the acceptance testing of the software was successfully completed. This revenue accounted for 3% of total revenue in 2002. We currently believe that the ultimate amount of liability, if any, for any pending claims of any type (either alone or combined) will not materially affect our financial position, results of operations or liquidity. However, the ultimate outcome of any litigation is uncertain, and either unfavorable or favorable outcomes could have a material negative impact. Regardless of outcome, litigation can have an adverse impact on SupportSoft because of defense costs, diversion of management resources and other factors.

50.1

SUPPORTSOFT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

5.    Stockholders’ Equity

Initial Public Offering

On July 19, 2000, SupportSoft completed an initial public offering of its common stock. Net proceeds to SupportSoft from this issuance of 4,887,500 shares of common stock totaled $61.8 million.

Common Stock

At December 31, 2002, SupportSoft has reserved 10,718,373 and 2,603,438 shares of common stock for issuance pursuant to stock option and employee stock purchase plans, respectively.

Prior to our initial public offering, certain option holders exercised options to purchase 2,638,730 shares of common stock at prices ranging from $0.40 to $9.00, with a weighted-average exercise price of $0.78 per share in exchange for full recourse promissory notes bearing interest at 6.5%. SupportSoft has the right to repurchase all unvested shares purchased by the option holders at the original exercise price in the event of the option holders termination. As of December 31, 2002, the notes receivable from option holders had been fully repaid.

Stock Warrants

In February 2000, SupportSoft had issued a warrant to a customer in conjunction with a software license agreement, which allowed the customer to purchase 119,167 shares of SupportSoft’s common stock at an exercise price of $18.00 per share. The warrant was immediately exercisable, non-forfeitable and expired in August 2002. The value of the warrant, which was less than amounts due under the license agreement, was recorded as additional paid-in capital and a reduction to revenue.

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

SUPPORTSOFT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

A summary of SupportSoft’s stock option activity under all Stock Plans and related information follows:

	Options Available for Grant	Options Outstanding		Weighted Average Exercise Price
		Number of Shares	Price Per Share
Balance at December 31, 1999	7,545	3,944,895	$0.10-$ 0.99	$0.47
Shares authorized	5,300,000	—	—	—
Options granted	(3,705,622)	3,705,622	$2.00-$32.50	$9.99
Options exercised	—	(2,977,745)	$0.10-$ 9.00	$0.92
Options canceled	840,908	(840,908)	$0.10-$ 9.00	$3.53
Shares repurchased	1,280,040	—	$0.10-$ 9.00	$0.71

Balance at December 31, 2000	3,722,871	3,831,864	$0.10-$32.50	$8.65
Shares authorized	1,657,542	—	—	—
Options granted	(4,159,444)	4,159,444	$2.14-$14.625	$5.03
Options exercised	—	(194,522)	$0.10-$ 7.00	$1.47
Options canceled	1,309,447	(1,309,447)	$0.40-$31.063	$9.44
Shares repurchased	165,256	—	$0.10-$ 2.00	$0.32

Balance at December 31, 2001	2,695,672	6,487,339	$0.10-$32.50	$6.39
Shares authorized	1,668,568	—	—	—
Options granted	(2,323,500)	2,323,500	$1.75-$ 7.55	$3.16
Options exercised	—	(133,206)	$0.10-$ 5.00	$1.98
Options canceled	1,492,433	(1,492,433)	$2.00-$31.063	$6.83

Balance at December 31, 2002	3,533,173	7,185,200	$0.10-$32.50	$5.34

At December 31, 2002, 2001 and 2000, 588,731, 1,580,679 and 2,963,652 shares which had been issued upon exercise of options were subject to repurchase, respectively. At December 31, 2002, 2001 and 2000 options to acquire 2,600,214, 1,328,749, and 331,606 shares were vested but not exercised, respectively.

Exercise prices for options outstanding as of December 31, 2002 and the weighted-average remaining contractual life are as follows:

Range of Exercise Prices	Options Outstanding			Options Exercisable
	Number of Shares	Weighted Average Remaining Contractual Life (In Years)	Weighted Average Exercise Price	Number of Shares	Weighted Average Exercise Price
$ 0.10- 2.16	1,405,850	7.9	$1.50	881,841	$1.13
2.25- 2.50	460,000	9.7	2.40	7,497	2.32
2.60- 2.70	1,110,210	8.8	2.70	309,720	2.70
2.74- 3.64	1,265,500	9.8	3.46	86,217	3.00
3.98- 6.55	1,026,790	8.4	4.56	422,515	4.78
6.70-10.44	1,230,250	7.7	9.34	899,804	9.18
11.63-32.50	686,600	7.9	16.87	351,714	17.27

	7,185,200	8.5	$5.34	2,959,308	$6.24

2000 Employee Stock Purchase Plan

In February 2000, the board of directors approved the adoption of SupportSoft’s 2000 employee stock purchase plan (the “2000 Purchase Plan”). A total of 2,000,000 shares of common stock were initially reserved

SUPPORTSOFT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

for issuance under the 2000 Purchase Plan. On January 1 of each year, the number of shares reserved automatically increases by the lesser of 2,000,000 shares, 3% of the outstanding shares, or an amount determined by the board of directors. For 2002, the board of directors elected to have zero shares added to the 2000 Purchase Plan. The 2000 Purchase Plan permits eligible employees to acquire shares of SupportSoft’s common stock through periodic payroll deductions of up to 15% of total compensation. Purchases occur on the last day of each July and January following the end of each participation period. The price at which the common stock may be purchased is 85% of the lesser of the fair market value of SupportSoft’s common stock on each employee’s applicable enrollment date or on the last day of the respective participation period. As of December 31, 2002, 391,087 shares have been issued under the 2000 Purchase Plan at prices ranging from $1.88 to $11.90.

Deferred Compensation

SupportSoft recorded deferred stock compensation in connection with the grant of certain stock options and restricted stock to employees and board members representing the difference between the exercise price and the deemed fair value of SupportSoft’s common stock on the date such stock options were granted (“intrinsic value method”) as prescribed in APB 25. Deferred compensation amounts are included as a reduction of stockholders’ equity. SupportSoft did not record deferred compensation associated with option grants during the years ended December 31, 2002 and 2001 and recorded $7.6 million in deferred compensation during the year ended December 31, 2000. The rights to purchase restricted stock and stock options granted to non-employees were valued using the Black Scholes model prescribed in FAS 123 and EITF 96-18. Awards relating to consulting and advisory services have been revalued over the vesting period of the options (“fair value method”). Deferred compensation related to these grants was being amortized by charges to operations on a graded vesting method. As of December 31, 2002, all existing deferred stock compensation balances had been fully amortized.

SupportSoft recorded amortization of deferred stock compensation expense in connection with the grant of certain stock options to employees and board of directors of approximately $578,000 in 2002, $4.3 million in 2001 and $10.3 million in 2000. In 2000, SupportSoft also recorded $501,000 associated with certain non-employee stock option and restricted stock grants.

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

Prior to December 31, 1999, the fair value for these awards was estimated at the date of grant using the minimum value method. Subsequent to this date, SupportSoft estimated fair value based on the Black-Scholes valuation model. The following weighted average assumptions were used:

	December 31,
	2002	2001	2000
Risk-free interest rate	2.07%	5.0%	6.0%
Expected life (years)	4.0	4.0	4.0
Volatility	75.0%	75.0%	75.0%
Dividend Yield	0.0%	0.0%	0.0%

SUPPORTSOFT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The weighted-average fair value of options granted was $1.79 during 2002, $2.97 during 2001 and $5.48 during 2000.

6.    Income Taxes

The provision for income taxes of $177,000 for 2002 related to current foreign income and foreign withholding taxes. There was no provision for income taxes in 2001 or 2000.

The reconciliation of the federal statutory income tax rate to SupportSoft’s effective income tax rate is as follows (in thousands):

	Years Ended December 31,
	2002	2001	2000
Expected benefit at federal statutory rate	$(1,213)	$(9,863)	$(12,904)
State taxes, net of federal benefit	—	—	—
Valuation allowance provided	1,213	9,863	12,904
Foreign taxes	177	—	—

Provision for income taxes	$177	$—	$—

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of SupportSoft’s deferred tax assets and liabilities are as follows (in thousands):

	December 31,
	2002	2001
Deferred tax assets:
Net operating loss carryforwards	$17,473	$15,559
Research and development tax credits	1,924	1,349
Deferred compensation	6,739	5,174
Capitalized research and development	223	254
Intangible assets	1,812	1,361
Deferred revenue	4,068	5,772
Accruals and reserves not currently deductible	825	2,663

Total deferred tax assets	33,064	32,132
Valuation allowance	(33,064)	(32,132)

Net deferred tax assets	$—	$—

The Financial Accounting Standards Board’s Statement of Financial Accounting Standards No. 109 “Accounting for Income Taxes,” provides for the recognition of deferred tax assets if realization of such assets is more likely than not. Based upon the weight of available evidence, which includes SupportSoft’s historical operating performance and reported cumulative net losses in all periods, SupportSoft provided a full valuation allowance against its net deferred tax assets.

The net valuation allowance increased by approximately $900,000, $12.5 million and $13.7 million during the years ended December 31, 2002, December 31, 2001, and December 31, 2000, respectively.

SUPPORTSOFT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

As of December 31, 2002, SupportSoft had a federal and state net operating loss carryforwards of approximately $46.5 million and $24.2 million, respectively. SupportSoft also had federal and state research and development credit carryforwards of approximately $1.1 million and $800,000, respectively. The net operating loss and credit carryforwards will expire at various dates beginning in 2005 through 2022, if not utilized.

Utilization of the net operating loss carryforwards and credits may be subject to substantial annual limitation due to the ownership change limitations provided by the Internal Revenue Code of 1986, as amended, and similar state provisions. The annual limitation may result in the expiration of net operating losses and credits before utilization.

7.    Related Party Transactions

As of December 31, 2001, SupportSoft held notes receivable due from officers and a director in the amount of $1.5 million, respectively, which were classified in stockholders’ equity. All notes were secured by shares of SupportSoft’s common stock and were fully repaid during the year ended December 31, 2002.

8.    Quarterly Financial Information (Unaudited)

Summarized quarterly financial information for 2002 and 2001 is as follows:

	Fiscal Year 2002 Quarter Ended
	Mar. 31, 2002	June 30, 2002	Sept. 30, 2002	Dec. 31, 2002
	(in thousands, except per share data)
Statement of Operations Data:
Total revenue	$8,765	$9,466	$11,113	$11,816
Income (loss) from operations	(2,946)	(1,912)	(246)	999
Net income (loss)	(2,821)	(1,807)	37	949
Basic net income (loss) per share attributable to common stockholders	$(0.09)	$(0.06)	$0.00	$0.03
Diluted net income (loss) per share attributable to common stockholders	$(0.09)	$(0.06)	$0.00	$0.03

	Fiscal Year 2001 Quarter Ended
	Mar. 31, 2001	June 30, 2001	Sept. 30, 2001	Dec. 31, 2001
	(in thousands, except per share data)
Statement of Operations Data:
Total revenue	$8,604	$6,281	$7,067	$8,478
Loss from operations	(8,122)	(9,724)	(7,460)	(4,452)
Net loss	(8,184)	(8,550)	(7,205)	(4,241)
Basic and diluted net loss per share attributable to common stockholders	$(0.27)	$(0.28)	$(0.23)	$(0.13)

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

PART III

ITEM 10.    DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The information required by Item 10 of Form 10-K with respect to identification of directors is incorporated herein by reference from the information contained in the section entitled “Election of Directors” in our definitive Proxy Statement for the 2003 Annual Meeting of Stockholders (the “Proxy Statement”), a copy of which will be filed with the Securities and Exchange Commission on or before April 30, 2003. For information with respect to our executive officers, see “Executive Officers of the Registrant” at the end of Part I of this report.

ITEM 11.    EXECUTIVE COMPENSATION

The information required by Item 11 of Form 10-K is incorporated herein by reference from the information contained in the section entitled “Executive Compensation and Related Information” in the Proxy Statement.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The information required by Item 12 of Form 10-K with respect to Item 403 of Regulation S-K regarding security ownership of certain beneficial owners and management is incorporated herein by reference from the information contained in the section entitled “Security Ownership of Certain Beneficial Owners and Management” in the Proxy Statement.

Securities Authorized for Issuance Under Equity Compensation Plans

Equity Compensation Plan Information

As of December 31, 2002

	Number of securities to be issued upon exercise of outstanding options, warrants, and rights	Weighted-average exercise price of outstanding options, warrants, and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Plan Category	(a)	(b)	(c)
Equity Compensation Plans approved by security holders (1)	7,185,200	$5.34	3,533,173	(2)
Equity Compensation Plans not approved by security holders (3)	—	—	—

Totals	7,185,200	$5.34	3,533,173

(1)	Includes 1998 Stock Option Plan and 2000 Omnibus Equity Incentive Plan.

(2)	The number of shares reserved for issuance under the 2000 Omnibus Equity Incentive Plan (the “2000 Incentive Plan”) is subject to an annual increase as follows:

The aggregate number of options, SARs, stock units and restricted shares of common stock that may be awarded under the 2000 Incentive Plan shall automatically increase each year by a number equal to the lesser of (i) 2,000,000 shares of common stock, (ii) 5% of the outstanding shares of common stock on December 31 of such year or (iii) a lesser amount determined by our board of directors. The aggregate number of shares of common stock which may be issued under the 2000 Incentive Plan shall at all times be subject to adjustment as a result of stock splits, dividends payable in shares, combinations or consolidations of outstanding stock, recapitalizations, mergers or reorganizations. The number of shares of common stock which are subject to options or other rights outstanding at any time under the 2000 Incentive Plan shall not exceed the number of shares which then remain available for issuance under the 2000 Incentive Plan. During the term of the 2000 Incentive Plan, we shall at all times reserve and keep available sufficient shares of common stock to satisfy the requirements of the 2000 Incentive Plan.

(3)	None.

ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

The information required by Item 13 of Form 10-K is incorporated herein by reference from the information contained in the section entitled “Certain Relationships and Related Transactions” in the Proxy Statement.

ITEM 14.    CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

Within 90 days prior to the date of this report, we carried out an evaluation, under the supervision and with the participation of our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures are effective in timely alerting them to material information required to be included in our periodic SEC reports.

Changes in Internal Controls

There were no significant changes in our internal controls or, to our knowledge, in other factors that could significantly affect those controls subsequent to the date of their evaluation, and there were no significant deficiencies or material weaknesses in such controls requiring corrective actions.

PART IV

ITEM 15.    EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.

(a)	The following documents are filed as part of this report:

(1)	Financial Statements—See Index to the Consolidated Financials Statements and Supplementary Data in Item 8 of this report.

(2)	Financial Statement Schedules—No schedules have been filed because the information required to be set forth therein is not applicable or is shown in the financial statements or related notes included as part of this report.

(3)	Exhibits—See Exhibit Index in Item 15(c) of this report.

(b)	Reports on Form 8-K

None.

(c)	See Exhibit Index at page 62 of this report, which index of exhibits is incorporated herein by reference.

(d)	See the Consolidated Financial Statements and Supplementary Data beginning on page 36 of this report.

SIGNATURES

Pursuant to the requirements of the Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on this 27th day of March, 2003.

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

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated:

Signature	Title	Date

/s/ RADHA R. BASU Radha R. Basu	President, Chief Executive Officer and Chairman (Principal Executive Officer)	March 27, 2002

/s/ BRIAN M. BEATTIE Brian M. Beattie	Executive Vice President of Finance and Administration and Chief Financial Officer (Principal Financial and Accounting Officer)	March 27, 2002

/s/ MANUEL DIAZ Manuel Diaz	Director	March 27, 2002

/s/ CLAUDE M. LEGLISE Claude M. Leglise	Director	March 27, 2002

/s/ BRUCE GOLDEN Bruce Golden	Director	March 27, 2002

/s/ KEVIN C. EICHLER Kevin C. Eichler	Director	March 27, 2003

/s/ EDWARD S. RUSSELL Edward S. Russell	Director	March 27, 2002

/s/ JAMES THANOS James Thanos	Director	March 27, 2003

/s/ DICK WILLIAMS Dick Williams	Director	March 27, 2003

CERTIFICATIONS

I, Radha R. Basu, certify that:

1.	I have reviewed this annual report on Form 10-K of SupportSoft, Inc.;

2.	Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.	Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c)	presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions):

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

6.	The registrant’s other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:  March 27, 2003

/s/ RADHA R. BASU
Radha R. Basu Chief Executive Officer and President

I, Brian M. Beattie, certify that:

1.	I have reviewed this annual report on Form 10-K of SupportSoft, Inc.;

2.	Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.	Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c)	presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions):

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

6.	The registrant’s other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:  March 27, 2003

/s/ BRIAN M. BEATTIE
Brian M. Beattie Executive Vice President of Finance and Administration and Chief Financial Officer

EXHIBIT INDEX

Exhibit	Description of Document
3.1	Restated Certificate of Incorporation, as amended (incorporated by reference to Exhibit 3.1 of SupportSoft’s annual report on Form 10-K for the year ended December 31, 2001).

3.2	Amended and Restated Bylaws (incorporated by reference to Exhibit 3.2 of SupportSoft’s annual report on Form 10-K for the year ended December 31, 2001).

4.1	Form of Common Stock Certificate (incorporated by reference to Exhibit 4.1 of SupportSoft’s quarterly report on Form 10-Q for the quarter ended June 30, 2002).

4.2

Registration Rights Agreement, dated June 22, 1999, by and among the registrant and the parties who are signatories thereto (incorporated by reference to Exhibit 4.2 of SupportSoft’s registration statement on Form S-1 (File No. 333-30674) filed on February 18, 2000).

4.3

Amended and Restated Registration Rights Agreement, dated March 14, 2000, by and among the registrant and the parties who are signatories thereto (incorporated be reference to Exhibit 4.3 of Amendment No. 5 to SupportSoft’s registration statement on Form S-1 (File No. 333-30674) filed on June 27, 2000).

10.1*

Registrant’s Amended and Restated 1998 Stock Option Plan (incorporated by reference to Exhibit 10.1 of Amendment No. 8 to SupportSoft’s registration statement on Form S-1 (File No. 333-30674) filed on March 9, 2000).

10.2*

Registrant’s 2000 Omnibus Equity Incentive Plan (incorporated by reference to Exhibit 10.2 of Amendment No. 8 to SupportSoft’s registration statement on Form S-1 (File No. 333-30674) filed on July 13, 2000).

10.3*

Registrant’s 2000 Employee Stock Purchase Plan (incorporated by reference to Exhibit 10.3 of Amendment No. 7 to SupportSoft’s registration statement on Form S-1 (File No. 333-30674) filed on July 11, 2000).

10.4*	Form of Directors and Officers’ Indemnification Agreement (incorporated by reference to Exhibit 10.4 registration statement on Form S-1 (File No. 333-30674) filed on February 18, 2000).

10.5*

Employment Agreement, dated July 15, 1999, by and between the registrant and Radha R. Basu (incorporated by reference to Exhibit 10.6 of Amendment No. 3 to SupportSoft’s registration statement on Form S-1 (File No. 333-30674) filed on April 26, 2000).

10.6*

Employment Agreement, dated August 16, 1999, by and between the registrant and Scott Dale (incorporated by reference to Exhibit 10.7 of SupportSoft’s registration statement on Form S-1 (File No. 333-30674) filed on February 18, 2000).

10.7*

Employment Agreement, dated August 16, 1999, by and between the registrant and Cadir Lee (incorporated by reference to Exhibit 10.8 of SupportSoft’s registration statement on Form S-1 (File No. 333-30674) filed on February 18, 2000).

10.8*

Employment Agreement, dated September 27, 1999, by and between the registrant and Brian M. Beattie (incorporated by reference to Exhibit 10.9 of Amendment No. 3 to SupportSoft’s registration statement on Form S-1 (File No. 333-30674) filed on April 26, 2000).

10.9*

Employment Agreement, dated January 18, 2000, by and between the registrant and Lucille Hoger (incorporated by reference to Exhibit 10.10 of Amendment No. 3 to SupportSoft’s registration statement on Form S-1 (File No. 333-30674) filed on April 26, 2000).

10.10

Form of Proprietary Information and Inventions Agreement (incorporated by reference to Exhibit 10.13 of Amendment No. 2 to SupportSoft’s registration statement on Form S-1 (File No. 333-30674) filed on March 31, 2000).

10.11

Lease agreement, dated October 1, 2001, by and between the registrant and Martin/Campus LLC (incorporated by reference to Exhibit 10.16 of SupportSoft’s annual report on Form 10-K for the year ended December 31, 2001).

Exhibit	Description of Document
23.1	Consent of Ernst & Young LLP, Independent Auditors

24.1	Power of Attorney (see page 59)

99.1	Statement of the Chief Executive Officer under 18 U.S.C. § 1350.

99.2	Statement of the Chief Financial Officer under 18 U.S.C. § 1350.

*	Denotes an executive or director compensation plan or arrangement.