Form 10-Q
period 2003-03-31
SUPPORTSOFT INC
filed 2003-05-15
CIK 1104855

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2003

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

On May 15, 2003, 33,896,880 shares of the Registrant’s Common Stock, $0.0001 par value, were outstanding.

SUPPORTSOFT, INC.

FORM 10-Q

QUARTERLY PERIOD ENDED MARCH 31, 2003

PART I. FINANCIAL INFORMATION

ITEM 1: FINANCIAL STATEMENTS

SUPPORTSOFT, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands)

	March 31, 2003	December 31, 2002
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$9,124	$17,067
Short-term investments	22,850	13,548
Accounts receivable, net	12,466	7,695
Prepaids and other current assets	2,082	2,452

Total current assets	46,522	40,762
Property and equipment, net	1,053	1,251
Other assets	192	147

	$47,767	$42,160

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,192	$163
Accrued compensation	1,881	1,818
Other accrued liabilities	2,580	2,199
Capital lease obligations, current portion	481	511
Deferred revenue	14,865	12,153

Total current liabilities	20,999	16,844
Capital lease obligations, net of current portion	41	67
Deferred revenue—long-term portion	1,816	2,102

Commitments and contingencies

Stockholders’ equity:
Common stock	3	3
Additional paid-in capital	108,497	108,253
Accumulated other comprehensive loss	(109)	(155)
Accumulated deficit	(83,480)	(84,954)

Total stockholders’ equity	24,911	23,147

	$47,767	$42,160

See accompanying notes.

SUPPORTSOFT, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share amounts; unaudited)

	Three Months Ended March 31,
	2003	2002
Revenue:
License fees	$9,593	$6,587
Services	2,401	2,178

Net revenue	11,994	8,765

Costs and expenses:
Cost of license fees	90	65
Cost of services	1,690	1,372
Amortization of purchased technology	—	598
Research and development	2,334	2,275
Sales and marketing	5,048	5,592
General and administrative	1,425	1,339
Amortization of deferred stock compensation	—	470

Total costs and expenses	10,587	11,711

Income (loss) from operations	1,407	(2,946)
Interest and other income, net	140	125

Income (loss) before income taxes	1,547	(2,821)
Income tax expense	(73)	—

Net income (loss)	1,474	(2,821)

Basic net income (loss) per share	$0.04	$(0.09)

Shares used in computing per share amounts	33,306	32,003

Diluted net income (loss) per share	$0.04	$(0.09)

Shares used in computing per share amounts	34,532	32,003

See accompanying notes.

SUPPORTSOFT, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands; unaudited)

	Three Months Ended March 31,
	2003	2002
Operating Activities:
Net income (loss)	$1,474	$(2,821)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	409	583
Amortization of deferred stock compensation	—	470
Amortization of purchased technology	—	598
Other	67	(85)
Changes in assets and liabilities:
Accounts receivable, net	(4,771)	412
Prepaid and other current assets	370	137
Accounts payable	1,029	252
Accrued compensation	63	(572)
Other accrued liabilities	381	(3)
Deferred revenue	2,426	2,354

Net cash provided by operating activities	1,448	1,325

Investing Activities:
Purchases of property and equipment	(211)	(820)
Other assets	(45)	(10)
Purchases of technology	—	(309)
Purchases of short-term investments	(12,433)	(3,000)
Sales and maturities of short-term investments	3,110	3,000

Net cash used in investing activities	(9,579)	(1,139)

Financing Activities:
Proceeds from issuances of common stock, net of repurchases	244	227
Principal payments under capital lease obligations	(56)	(224)

Net cash provided by financing activities	188	3

Net increase (decrease) in cash and cash equivalents	(7,943)	189
Cash and cash equivalents at beginning of period	17,067	17,757

Cash and cash equivalents at end of period	$9,124	$17,946

See accompanying notes.

SUPPORTSOFT, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

(1) Significant Accounting Policies:

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements include the accounts of SupportSoft, Inc. (the “Company” or “SupportSoft”) (formerly known as Support.com, Inc.) and its wholly owned subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation. The balance sheet at March 31, 2003 and the statements of operations for the three months ended March 31, 2003 and 2002 and cash flows for the three months ended March 31, 2003 and 2002 are unaudited. In the opinion of management, these financial statements reflect all adjustments (consisting of normal reoccurring adjustments) that are necessary for a fair presentation of the results for and as of the periods shown. The results of operations for such periods are not necessarily indicative of the results expected for the full fiscal year or for any future period. The condensed consolidated financial statement information as of December 31, 2002 is derived from audited financial statements as of that date. These financial statements should be read with the consolidated financial statements and related notes included in the Company’s Annual Report on Form 10-K, filed with the Securities and Exchange Commission on March 27, 2003. Certain prior period balances have been reclassified to conform to current period presentation.

Use of Estimates and Reclassifications

The preparation of consolidated financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and the accompanying notes. Actual results could differ materially from these estimates.

Financial Instruments

Estimated fair values of financial instruments are based on quoted market prices. The following is a summary of cash and available-for-sale securities (in thousands) at March 31, 2003:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Cash	$5,782	$—	$—	$5,782
Money market funds	3,342	—	—	3,342
Commercial paper	1,799	—	(1)	1,798
Federal agencies	15,253	12	—	15,265
Corporate bonds	1,027	10	—	1,037
Auction backed securities	4,750	—	—	4,750

	$31,953	$22	$(1)	$31,974

Classified as:
Cash and cash equivalents	$9,124	—	—	$9,124
Short-Term Investments	22,829	22	(1)	22,850

	$31,953	$22	$(1)	$31,974

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

Concentration of Credit Risk and Significant Customers

SupportSoft performs ongoing evaluations of its customers’ financial condition and generally does not require collateral. SupportSoft maintains reserves for credit losses, and such losses have been within management’s expectations. If the financial condition of SupportSoft’s customers were to deteriorate, resulting in an impairment of their ability to make payments, additional reserves may be required. The Company had reserves for credit losses at March 31, 2003 and December 31, 2002 of $1.1 million and $924,000, respectively. For the three months ended March 31, 2003, three of our customers accounted for 10% or more of our total revenue. One customer accounted for 14% of our total revenue and the other two customers each accounted for 13% of our total revenue. No other customer individually accounted for 10% or more of our total revenue for the three months ended March 31, 2003.

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

The following table sets forth the computation of basic and diluted net income (loss) per share (in thousands, except per share data):

	Three months ended March 31,
	2003	2002
Net income (loss)	$1,474	$(2,821)

Basic:
Weighted-average shares of common stock outstanding	33,785	33,450
Less: Weighted-average shares subject to repurchase	(479)	(1,447)

Shares used in computing basic net income (loss) per share	33,306	32,003

Basic net income (loss) per share	$0.04	$(0.09)

Diluted:
Weighted-average shares of common stock outstanding	33,785	33,450
Add: Common equivalent shares outstanding	747	—
Less: Weighted-average shares subject to repurchase	—	(1,447)

Shares used in computing diluted net income (loss) per share	34,532	32,003

Diluted net income (loss) per share	$0.04	$(0.09)

Stock-Based Compensation

SupportSoft accounts for stock-based compensation using the intrinsic value method prescribed in Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”), and has adopted the disclosure only alternative of Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation” (“FAS 123”) as amended by Statement of Financial Accounting Standards No. 148 (“SFAS 148”), “Accounting for Stock-Based Compensation— Transition and Disclosure.” Any deferred stock compensation calculated according to APB 25 is amortized over the vesting period of the individual options, generally four years, using the graded vesting method. The graded vesting method provides for vesting of portions of the overall awards at interim dates and results in greater vesting in earlier years than straight-line.

The fair value of options was estimated at the date of grant using the Black-Scholes valuation model with the following weighted-average assumptions for the three months ended March 31, 2003 and 2002, respectively: risk-free interest rates of 2.07% and 5.0%, dividend yields of 0%, volatility factors of the expected market price of our Common Stock of 75%; and a weighted-average expected life of the option of four years.

For purposes of pro forma disclosures pursuant to FAS 123 as amended by FAS 148, the estimated fair value of the options is amortized to expense over the vesting period of the options using a graded vesting method. The effects of applying FAS 123 for pro forma disclosures are not likely to be representative of the effects on reported net income or loss for future years.

SupportSoft’s pro forma information follows (in thousands, except per share amounts):

	Three Months Ended March 31,
	2003	2002
Net income (loss) attributable to common stockholders—as reported	$1,474	$(2,821)
Add: Stock-based compensation included in reported net income (loss)	—	470
Deduct: Total stock-based employee compensation expense determined under the fair value based method for all awards	(1,424)	(1,474)

Pro forma net income (loss)	$50	$(3,825)

Basic net income (loss) per share:
As reported	$0.04	$(0.09)
Pro forma	0.00	(0.12)

Diluted net income (loss) per share:
As reported	$0.04	$(0.09)
Pro forma	0.00	(0.12)

(2) Recently Issued Accounting Standards

In January 2003, the FASB issued FIN 46, “Consolidation of Variable Interest Entities.” FIN 46 requires us to consolidate a variable interest entity if we are subject to a majority of the risk of loss from the variable interest entity’s activities or entitled to receive a majority of the entity’s residual returns or both. A variable interest entity is a corporation, partnership, trust or any other legal structure used for business purposes that either does not have equity investors with voting rights or has equity investors that do not provide sufficient financial resources for the entity to support its activities. A variable interest entity often holds financial assets, including loans or receivables, real estate or other property. SupportSoft does not currently have any interests in variable interest entities and, accordingly, we do not expect our June 2003 adoption of FIN 46 to have any impact on our historical financial position, results of operations or cash flows.

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

In addition, FIN 45 requires on a prospective basis that certain guarantees issued or modified after December 31, 2002 be recorded at fair value. This differs from current practice, under which a liability is recorded when a loss is probable and reasonably estimable. The Company does not believe that these provisions will result in a material impact to its financial statements or that the Company’s standard indemnification provisions will be required to be recorded at fair value in future periods.

The Company generally provides a warranty for its software products and services to its customers and accounts for its warranties under the FASB’s Statement of Financial Accounting Standards No. 5, “Accounting for Contingencies” (“SFAS No. 5”). In the event there is a failure of such warranties, the Company generally is obligated to correct the product or service to conform to the warranty provision or, if the Company is unable to do so, the customer is entitled to seek a refund of the purchase price of the product or service. The Company did not provide for a warranty accrual as of March 31, 2003 or December 31, 2002. To date, the Company’s product warranty expense has not been significant.

The Company generally agrees to indemnify its customers against legal claims that the Company’s software products infringe certain third-party intellectual property rights and accounts for its indemnification obligations under SFAS No. 5. To date, the Company has not been required to make any payment resulting from infringement claims asserted against our customers and has not recorded any related accruals.

(3) Comprehensive Income (Loss)

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

The following are the components of comprehensive income (loss): (in thousands)

	Three months ended March 31,
	2003	2002
Net income (loss)	$1,474	$(2,821)
Net unrealized gain (loss) on available-for-sale securities	6	(35)
Translation adjustment gain (loss)	40	(102)

Comprehensive income (loss)	$1,520	$(2,958)

The components of accumulated other comprehensive loss relate entirely to translation adjustment gains (losses) and unrealized gains (losses) on available-for-sale securities and are $(109,000) at March 31, 2003 and $(42,000) at March 31, 2002.

(4) Income Taxes

We recorded a provision for income taxes of approximately $73,000 for the three months ended March 31, 2003, and no provision for income taxes for the three months ended March 31, 2002. The effective rate used to record the provision for income taxes in the three months ended March 31, 2003 differed from the expected US federal statutory rate primarily due to the utilization of previously unbenefited net operating losses. No provision for income taxes was recorded in the three months ended March 31, 2002 due to a loss in the period and a history of operating losses in all prior periods.

As of March 31, 2003 our deferred tax assets are fully offset by a valuation allowance due to our history of operating losses.

(5) Contingencies

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

SupportSoft is subject to other routine legal proceedings, as well as demands, claims and threatened litigation, that arise in the normal course of our business, including a notice of alleged material breach from a customer. SupportSoft believes the alleged breach has not and will not result in material adverse effects to revenue recognized from the contract through March 31, 2003. SupportSoft began recognizing license revenue on a ratable basis only after receiving a letter from the customer indicating that the acceptance testing of the software was successfully completed. This revenue accounted for 1% of revenue for the three months ended March 31, 2003 and 3% of total revenue in 2002. We currently believe that the ultimate amount of liability, if any, for any pending claims of any type (either alone or combined) will not materially affect our financial position, results of operations or liquidity. However, the ultimate outcome of any litigation is uncertain, including any potential litigation arising from this alleged breach of contract, and either unfavorable or favorable outcomes could have a material negative impact. Regardless of outcome, litigation can have an adverse impact on SupportSoft because of defense costs, diversion of management resources and other factors.

ITEM 2:	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read together with the unaudited condensed consolidated financial statements and related notes appearing in Item 1 of this report on Form 10-Q and the section entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the consolidated financial statements and related notes included in SupportSoft’s Annual Report on Form 10-K for the year ended December 31, 2002.

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

RESULTS OF OPERATIONS

The following table sets forth the results of operations for the three months ended March 31, 2003 and 2002 expressed as a percentage of total revenue.

	Three Months Ended March 31,
	2003	2002
Revenue:
License fees	80%	75%
Services	20	25

Net revenue	100	100

Costs and expenses:
Cost of license fees	1	1
Cost of services	14	16
Amortization of purchased technology	—	7
Research and development	19	26
Sales and marketing	42	64
General and administrative	12	15
Amortization of deferred stock compensation	—	5

Total costs and expenses	88	134

Income (loss) from operations	12	(34)
Interest and other income, net	1	2

Income (loss) before income taxes	13	(32)
Income tax expense	(1)	—

Net income (loss)	12%	(32)%

Three Months Ended March 31, 2003 and 2002

Revenue

We generate revenue primarily from software licenses and related professional services. We market our products through a combination of direct sales, resellers and service providers. For the three months ended March 31, 2003 and 2002, ratable license revenue primarily from term licenses represented approximately 33% and 46% of total revenue, respectively. Although the percentage of revenue we recognize from ratable licensing arrangements will vary from period to period, we currently anticipate that this revenue will represent approximately 25% to 30% of total revenue in future periods. We anticipate that revenue we recognize on an immediate basis from perpetual licensing arrangements will be approximately 45% to 55% of total revenue and professional services will be approximately 20% to 25% of total revenue.

Revenue from customers outside the United States accounted for approximately 19% of our total revenue for the three months ended March 31, 2003, compared with 12% for the three months ended March 31, 2002.

License revenue

License revenue increased to $9.6 million in the three months ended March 31, 2003 from $6.6 million in the three months ended March 31, 2002. The increase in license revenue was due primarily to greater demand for our software products, expansion of our product line, an increase in our licensing mix to more perpetual arrangements, and increased focus on international markets.

Services revenue

Service revenue increased to $2.4 million in the three months ended March 31, 2003 from $2.2 million in the three months ended March 31, 2002. This increase was due primarily to increased maintenance revenue associated with the growth in our customer base from the prior year and the overall number of maintenance contracts offset by a slight decrease in services revenue from consulting and training. The decrease in services revenue from consulting and training was due primarily to the Company’s greater investment in non-billable pre-sales activities during the three months ended March 31, 2003.

Cost of license fees

Cost of license revenue consists primarily of costs related to license fees paid to third parties under technology license arrangements. Cost of license revenue increased to $90,000 in the three months ended March 31, 2003 from $65,000 in the three months ended March 31, 2002.

Cost of services revenue

Cost of services consists primarily of salaries, travel costs, related overhead expenses and payments made to third parties for consulting services. Cost of services revenue increased to $1.7 million in the three months ended March 31, 2003 from $1.4 million in the three months ended March 31, 2002. This increase was due primarily to an increase in salary and travel expenses as a result of an increase in headcount.

Amortization of Purchased Technology

Amortization of purchased technology was zero for the three months ended March 31, 2003 compared to $598,000 for three months ended March 31, 2002. As of September 30, 2002, the purchased intangibles balance was fully amortized and therefore we do not anticipate future amortization expense as a result of prior arrangements.

Research and Development Expense

Research and development expense consists primarily of payroll and consulting expenses and related costs for research and development personnel. During both the three months ended March 31, 2003 and 2002, research and development expense was $2.3 million. Research and development expense remained constant as a result of an increase in salary expenses offset by a similar reduction in third party consulting services.

Sales and Marketing Expense

Sales and marketing expense consists primarily of salary and commission costs as well as promotional expenses, including public relations, advertising and trade shows. Sales and marketing expense decreased to $5.0 million in the three months ended March 31, 2003 from $5.6 million in the three months ended March 31, 2002. The decrease was due primarily to a reduction in salary and related expenses.

General and Administrative Expense

General and administrative expense consists primarily of salary expense and related costs of administrative personnel and professional fees for legal, accounting and other professional services. General and administrative expense increased to $1.4 million in the three months ended March 31, 2003 from $1.3 million in the three months ended March 31, 2002. The increase was due primarily to an increase in professional fees for legal and accounting services made necessary by emerging corporate governance requirements.

Amortization of Deferred Stock Compensation

We amortized deferred compensation expense of zero during the three months ended March 31, 2003 as compared to $470,000 during the same period in 2002. This compensation expense relates to options awarded to individuals in all operating expense categories. As of June 30, 2002, all existing deferred stock compensation balances have been fully amortized.

Income Tax Expense

Income tax expense was $73,000 for the three months ended March 31, 2003 and zero for the three months ended March 31, 2002. This increase is due to income generated from operations. No provision for income taxes was recorded in the three months ended March 31, 2002 due to a loss in the period and a history of operating losses in all prior periods.

Interest income and Other, Net

Interest income and other, net was $140,000 for the three months ended March 31, 2003, as compared to interest income and other, net of $125,000 in the same period in 2002. This increase was attributable primarily to a foreign currency transaction gain offset by a slight decrease in interest income.

LIQUIDITY AND CAPITAL RESOURCES

Since our incorporation in December 1997, we have financed our operations primarily through our initial public offering, cash flows from operations and, to a lesser extent, from the private placement of our preferred and common stock, bank borrowings and capital equipment lease financing.

Operating Activities

Net cash generated by operating activities was $1.4 million in the three months ended March 31, 2003, an increase of $123,000 over the $1.3 million generated by operating activities during the three month period ended March 31, 2002. Depreciation of fixed assets which is included in net loss but does not require the use of cash amounted to $409,000 for the three months ended March 31, 2003. Net cash generated by operating activities in the three month period was primarily the result of net income of $1.5 million, an increase of $2.4 million in deferred revenue, $1.0 million in accounts payable and $381,000 of other accrued liabilities and a decrease in prepaid and other current assets of $370,000, offset by an increase in accounts receivable of $4.8 million.

Investing Activities

Net cash used in investing activities was $9.6 million in the three months ended March 31, 2003, a decrease of $8.4 million over the $1.1 million used in investing activities in the comparable period ended March 31, 2002. Net cash used in investing activities for the three months ended March 31, 2003, was due primarily to the purchase of $12.4 million in short-term investments offset by the sale and maturity of $3.1 million in short-term investments.

Financing Activities

Net cash provided by financing activities was $188,000 for the three months ended March 31, 2003 and $3,000 for the three months ended March 31, 2002. For the period ended March 31, 2003, cash provided by financing activities was attributable to net proceeds from the purchase of common stock under the Employee Stock Purchase Plan and the exercise of employee stock options offset by the repayment of principal payments under capital lease obligations.

Commitments

As of March 31, 2003, our principal commitments consisted of obligations outstanding under a technology acquisition agreement and capital and operating leases. We anticipate requiring minimal additional space in the next 12 months. The following summarizes our contractual obligations as of March 31, 2003 and the effect these contractual obligations are expected to have on our liquidity and cash flows in future periods (in thousands).

	Payments Due By Period
	Total	1 Year or Less	1–3 Years	After 3 Years
Operating leases	$1,244	$617	$596	$31
Purchased technology	309	309	—	—
Capital lease obligations	522	481	41	—

Total	$2,075	$1,407	$637	$31

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

We incurred net losses of approximately $83.5 million for the period from December 3, 1997 through March 31, 2003 and only recently become profitable. If we do not continue to be profitable, we may not be able to increase our number of employees in sales, marketing and research and development programs or increase our investment capital equipment or otherwise execute our business plan. If we fail to sustain or increase profitability in the future, our business will suffer and we may not be able to continue to operate.

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

For the three months ended March 31, 2003, three of our customers accounted for 10% or more of our total revenue. One customer accounted for 14% of our total revenue and the other two customers each accounted for 13% of our total revenue. Because we have a small number of customers and a few customers are likely to continue to account for a significant portion of our revenue, our revenue could decline because of the loss or delay of a single customer order or the failure of an existing customer to renew its term license. We may not obtain additional customers. The failure to obtain additional customers, the loss or delay of customer orders and the failure of existing customers to renew licenses or pay fees due will harm our operating results.

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

Our directors, executive officers, and stockholders who currently own over 5% of our common stock collectively beneficially own approximately 56% of our outstanding common stock as of May 14, 2003. These stockholders, if they vote together, will be able to significantly influence all matters requiring stockholder approval. For example, they may be able to elect most of our directors, delay or prevent a transaction in which stockholders might receive a premium over the market price for their shares or prevent changes in control or management.

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

Our interest income is sensitive to changes in the general level of U.S. interest rates. However, due to the nature of our cash equivalents and short-term investments, we have concluded that there is not material market risk exposure.

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

At March 31, 2003, our cash and cash equivalents consisted primarily of money market funds held by large institutions in the U.S. and our short-term investments were primarily invested in government debt securities and auction backed securities maturing or resetting in less than eighteen months.

ITEM 4: CONTROLS AND PROCEDURES

Evaluation of disclosure controls and procedures

We maintain “disclosure controls and procedures,” as such term is defined in Rule 13a-14(c) under the Securities Exchange Act of 1934 (the “Exchange Act”), that are designed to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in Securities and Exchange Commission rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating our disclosure controls and procedures, management recognized that disclosure controls and procedures, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the disclosure controls and procedures are met. Additionally, in designing disclosure controls and procedures, our management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible disclosure controls and procedures. The design of any disclosure controls and procedures also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.

Based on their evaluation as of a date within 90 days prior to the filing date of this Quarterly Report on Form 10-Q, our Chief Executive Officer and Chief Financial Officer have concluded that, subject to the limitations noted above, our disclosure controls and procedures were effective to ensure that material information relating to us, including our consolidated subsidiaries, is made known to them by others within those entities, particularly during the period in which this Quarterly Report on Form 10-Q was being prepared.

Changes in internal controls

There were no significant changes in our internal controls or, to our knowledge, in other factors that could significantly affect these controls subsequent to the date of their evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Limitations on the Effectiveness of Controls

Our management, including the Chief Executive Officer and Chief Financial Officer, does not expect that our disclosure controls and procedures or our internal controls will prevent all errors and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the company have been detected. These inherent limitations include the realities that judgments in decision making can be faulty, and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the control. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Over time, control may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

PART II: OTHER INFORMATION

ITEM 6. EXHIBITS AND REPORTS OF FORM 8-K.

(a) Exhibits.

99.1	Statement of the Chief Executive Officer under 18 U.S.C. § 1350.

99.2	Statement of the Chief Financial Officer under 18 U.S.C. § 1350.

(b) Reports on Form 8-K.

On March 21, 2003, the Company filed a Form 8-K announcing its annual meeting date, the appointment of new directors and the resignation of a director.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

May 15, 2003	SUPPORTSOFT, INC.

	By	/s/ BRIAN M. BEATTIE
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

Date: May 15, 2003	/s/ RADHA R. BASU
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

Date: May 15, 2003	/s/ BRIAN M. BEATTIE
Brian M. Beattie Executive Vice President of Finance and Administration and Chief Financial Officer