Form 10-Q
period 2003-06-30
SUPPORTSOFT INC
filed 2003-08-14
CIK 1104855

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2003

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

On August 13, 2003, 34,329,889 shares of the Registrant’s Common Stock, $0.0001 par value, were outstanding.

SUPPORTSOFT, INC.

FORM 10-Q

QUARTERLY PERIOD ENDED JUNE 30, 2003

PART I. FINANCIAL INFORMATION

ITEM 1: FINANCIAL STATEMENTS

SUPPORTSOFT, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands)

	June 30, 2003	December 31, 2002
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$17,906	$17,067
Short-term investments	15,549	13,548
Accounts receivable, net	11,412	7,695
Prepaids and other current assets	1,938	2,452

Total current assets	46,805	40,762
Property and equipment, net	828	1,251
Other assets	144	147

Total assets	$47,777	$42,160

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$854	$163
Accrued compensation	1,705	1,818
Other accrued liabilities	2,452	2,199
Capital lease obligations, current portion	381	511
Deferred revenue	13,293	12,153

Total current liabilities	18,685	16,844
Capital lease obligations, net of current portion	—	67
Deferred revenue—long-term portion	1,774	2,102
Commitments and contingencies
Stockholders’ equity:
Common stock	3	3
Additional paid-in capital	108,794	108,253
Accumulated other comprehensive loss	(19)	(155)
Accumulated deficit	(81,460)	(84,954)

Total stockholders’ equity	27,318	23,147

Total liabilities and shareholders’ equity	$47,777	$42,160

See accompanying notes.

SUPPORTSOFT, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share amounts; unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2003	2002	2003	2002
Revenue:
License fees	$9,647	$6,999	$19,240	$13,586
Services	2,964	2,467	5,365	4,645

Total revenue	12,611	9,466	24,605	18,231

Costs and expenses:
Cost of license fees	90	65	180	130
Cost of services	1,824	1,564	3,514	2,936
Amortization of purchased technology	—	598	—	1,196
Research and development	2,289	2,195	4,623	4,470
Sales and marketing	5,098	5,500	10,146	11,092
General and administrative	1,262	1,348	2,687	2,687
Amortization of deferred stock compensation	—	108	—	578

Total costs and expenses	10,563	11,378	21,150	23,089

Income (loss) from operations	2,048	(1,912)	3,455	(4,858)
Interest and other income, net	91	105	231	230

Income (loss) before income taxes	2,139	(1,807)	3,686	(4,628)
Income tax expense	(119)	—	(192)	—

Net income (loss)	$2,020	$(1,807)	$3,494	$(4,628)

Basic net income (loss) per share	$0.06	$(0.06)	$0.10	$(0.14)

Shares used in computing per share amounts	33,628	32,318	33,468	32,164

Diluted net income (loss) per share	$0.06	$(0.06)	$0.10	$(0.14)

Shares used in computing per share amounts	35,793	32,318	35,133	32,164

See accompanying notes.

SUPPORTSOFT, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands; unaudited)

	Six Months Ended June 30,
	2003	2002
Operating Activities:
Net income (loss)	$3,494	$(4,628)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	765	1,122
Amortization of deferred stock compensation	—	578
Amortization of purchased technology	—	1,196
Other	145	(171)
Changes in assets and liabilities:
Accounts receivable, net	(3,717)	357
Prepaid and other current assets	514	(51)
Accounts payable	691	(558)
Accrued compensation	(113)	114
Other accrued liabilities	253	(150)
Deferred revenue	812	4,045

Net cash provided by operating activities	2,844	1,854

Investing Activities:
Purchases of property and equipment	(342)	(1,016)
Other assets	3	1
Payments on purchased technology obligation	—	(618)
Purchases of short-term investments	(15,620)	(5,902)
Sales and maturities of short-term investments	13,610	6,000

Net cash used in investing activities	(2,349)	(1,535)

Financing Activities:
Proceeds from issuances of common stock, net of repurchases	541	241
Repayment of notes receivable from shareholders	—	324
Principal payments under capital lease obligations	(197)	(381)

Net cash provided by financing activities	344	184

Net increase in cash and cash equivalents	839	503
Cash and cash equivalents at beginning of period	17,067	17,757

Cash and cash equivalents at end of period	$17,906	$18,260

Supplemental Schedule of cash flow information
Taxes paid	$192	$—

See accompanying notes.

SUPPORTSOFT, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

(1) Significant Accounting Policies

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements include the accounts of SupportSoft, Inc. (the “Company” or “SupportSoft”) (formerly known as Support.com, Inc.) and its wholly owned subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation. The balance sheet at June 30, 2003 and the statements of operations for the three and six months ended June 30, 2003 and 2002 and cash flows for the six months ended June 30, 2003 and 2002 are unaudited. In the opinion of management, these financial statements reflect all adjustments (consisting of normal reoccurring adjustments) that are necessary for a fair presentation of the results for and as of the periods shown. The results of operations for such periods are not necessarily indicative of the results expected for the full fiscal year or for any future period. The condensed consolidated financial statement information as of December 31, 2002 is derived from audited financial statements as of that date. These financial statements should be read with the consolidated financial statements and related notes included in the Company’s Annual Report on Form 10-K, filed with the Securities and Exchange Commission on March 27, 2003. Certain prior period balances have been reclassified to conform to current period presentation.

Use of Estimates and Reclassifications

The preparation of consolidated financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and the accompanying notes. Actual results could differ materially from these estimates.

Financial Instruments

Estimated fair values of financial instruments are based on quoted market prices. The following is a summary of cash and available-for-sale securities (in thousands) at June 30, 2003:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Cash	$6,889	$—	$—	$6,889
Money market funds	8,020	—	—	8,020
Commercial paper	3,496	—	—	3,496
Federal agencies	4,745	7	—	4,752
Municipal bonds	1,800	1	—	1,801
Corporate bonds	2,596	1	—	2,597
Auction backed securities	5,900	—	—	5,900

	$33,446	$9	$—	$33,455

Classified as:
Cash and cash equivalents	$17,906	$—	$—	$17,906
Short-term investments	15,540	9	—	15,549

	$33,446	$9	$—	$33,455

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

We also recognize license revenue from arrangements with resellers. These arrangements may be either term or perpetual licenses of our software. When these arrangements include guaranteed minimum amounts due, revenue is recognized ratably over the term of the arrangement commencing when payments are made or become due. When the arrangements do not include guaranteed minimum amounts due and are based upon sell through activity, we recognize revenue when we receive evidence of sell-through, that is, persuasive evidence that the products have been sold to an end user if the reseller has been deemed credit-worthy. When resellers are not deemed credit-worthy, revenue is recognized upon cash receipt.

Services revenue is primarily comprised of revenue from professional services, such as deployment and consulting services, training, maintenance and support. Arrangements that include software services are evaluated to determine whether those services are essential to the functionality of other elements of the arrangement. Non-essential consulting and training revenues are generally recognized as the services are performed. When non-essential software services are bundled in a term licensing arrangement, revenue from the software services is recognized ratably over the period associated with the initial payment. Post-contract customer maintenance and support revenues are recognized over the term of the support period (generally one year). When the software services are considered essential to the functionality of other elements of the arrangement, revenue under the arrangement is recognized using contract accounting, typically using the percentage of completion method.

Concentration of Credit Risk and Significant Customers

SupportSoft performs ongoing evaluations of its customers’ financial condition and generally does not require collateral. Credit-worthiness and collectibility for customers are assessed based on payment history and credit profile. The Company recognizes revenue upon delivery when collectibility is probable. When a customer is not deemed credit-worthy, revenue is recognized upon cash receipt. SupportSoft maintains reserves for credit losses, and such losses have been within management’s expectations. If the financial condition of SupportSoft’s customers were to deteriorate, resulting in an impairment of their ability to make payments, additional reserves may be required. The Company had reserves for credit losses at June 30, 2003 and December 31, 2002 of $1.4 million and $924,000, respectively.

One customer accounted for 49% of our total revenue for the three months ended June 30, 2003 and the same customer accounted for 27% of our total revenue for the six months ended June 30, 2003. This same customer did not account for 10% or more of total revenue for the three months ended March 31, 2003. No other customer individually accounted for 10% or more of our total revenue for either the three or six months ended June 30, 2003.

Net Income (Loss) Per Common Share

Basic and diluted net income (loss) per share are presented in accordance with Statement of Financial Accounting Standards No. 128, “Earnings per Share” (“SFAS 128”), for all periods presented.

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

The following table sets forth the computation of basic and diluted net income (loss) per share (in thousands, except per share data):

	Three months ended June 30,		Six months ended June 30,
	2003	2002	2003	2002
Net income (loss)	$2,020	$(1,807)	$3,494	$(4,628)

Basic:
Weighted-average shares of common stock outstanding	33,896	33,500	33,841	33,478
Less: Weighted-average shares subject to repurchase	(268)	(1,182)	(373)	(1,314)

Shares used in computing basic net income (loss) per share	33,628	32,318	33,468	32,164

Basic net income (loss) per share	$0.06	$(0.06)	$0.10	$(0.14)

Diluted:
Weighted-average shares of common stock outstanding	33,896	33,500	33,841	33,478
Add: Common equivalent shares outstanding	1,897	—	1,292	—
Less: Weighted-average shares subject to repurchase	—	(1,182)	—	(1,314)

Shares used in computing diluted net income (loss) per share	35,793	32,318	35,133	32,164

Diluted net income (loss) per share:	$0.06	$(0.06)	$0.10	$(0.14)

Stock-Based Compensation

SupportSoft accounts for stock-based compensation using the intrinsic value method prescribed in Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”), and has adopted the disclosure only alternative of Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation” (“SFAS 123”) as amended by Statement of Financial Accounting Standards No. 148 (“SFAS 148”), “Accounting for Stock-Based Compensation—Transition and Disclosure.” Any deferred stock compensation calculated according to APB 25 is amortized over the vesting period of the individual options, generally four years, using the graded vesting method. The graded vesting method provides for vesting of portions of the overall awards at interim dates and results in greater vesting in earlier years than straight-line.

The fair value of options was estimated at the date of grant using the Black-Scholes valuation model. The following weighted-average assumptions were used:

	Three months end June 30,		Six months end June 30,
	2003	2002	2003	2002
Risk-free interest rate	2.30%	2.07%	2.20%	2.07%
Expected life (years)	4.0	4.0	4.0	4.0
Volatility	80.0%	75.0%	78.0%	75.0%
Dividend Yield	0.0%	0.0%	0.0%	0.0%

For purposes of pro forma disclosures pursuant to SFAS 123 as amended by SFAS 148, the estimated fair value of the options is amortized to expense over the vesting period of the options using a graded vesting method. The effects of applying SFAS 123 for pro forma disclosures are not likely to be representative of the effects on reported net income or loss for future years.

SupportSoft’s pro forma information follows (in thousands, except per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2003	2002	2003	2002
Net income (loss) attributable to common stockholders—as reported	$2,020	$(1,807)	$3,494	$(4,628)
Add: Stock-based compensation included in reported net income (loss)	—	108	—	578
Deduct: Total stock-based employee compensation expense determined under the fair value based method for all awards, net of related tax effect	(1,459)	(1,486)	(2,805)	(2,960)

Pro forma net income (loss)	$561	$(3,185)	$689	$(7,010)

Basic net income (loss) per share:
As reported	$0.06	$(0.06)	$0.10	$(0.14)
Pro forma	0.02	(0.10)	0.02	(0.22)
Diluted net income (loss) per share:
As reported	$0.06	$(0.06)	$0.10	$(0.14)
Pro forma	0.02	(0.10)	0.02	(0.22)

Warranties and Indemnifications

The Company generally provides a warranty for its software products and services to its customers and accounts for its warranties under the FASB’s Statement of Financial Accounting Standards No. 5, “Accounting for Contingencies” (“SFAS No. 5”). In the event there is a failure of the product in breach of such warranties, the Company generally is obligated to correct the product or service to conform to the warranty provision or, if the Company is unable to do so, the customer is entitled to seek a refund of the purchase price of the product or service. The Company did not provide for a warranty accrual as of June 30, 2003 or December 31, 2002. To date, the Company’s product warranty expense has not been significant.

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

(2) Recently Issued Accounting

In January 2003, the FASB issued FIN 46, “Consolidation of Variable Interest Entities.” FIN 46 requires us to consolidate a variable interest entity if we are subject to a majority of the risk of loss from the variable interest entity’s activities or entitled to receive a majority of the entity’s residual returns or both. FIN 46 is effective for all new variable interest entities created or acquired after January 31, 2003. For variable interest entities created or acquired prior to February 1, 2003, the provision of FIN 46 must be applied for the first interim or annual period beginning after June 15, 2003. SupportSoft does not currently have any interests in variable interest entities and, accordingly, our adoption of FIN 46 is not expected to have any impact on our historical financial position, results of operations or cash flows.

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

The following are the components of comprehensive income (loss): (in thousands)

	Three months ended June 30,		Six months ended June 30,
	2003	2002	2003	2002
Net income (loss)	$2,020	$(1,807)	$3,494	$(4,628)
Net unrealized gain (loss) on available-for-sale securities	(13)	2	(6)	(33)
Foreign currency translation gains (losses)	103	(69)	142	(171)

Comprehensive income (loss)	$2,110	$(1,874)	$3,630	$(4,832)

The components of accumulated other comprehensive income (loss) relate entirely to translation adjustment losses and unrealized gains on available-for-sale securities and are $(28,000) and $9,000 at June 30, 2003, respectively.

(4) Income Taxes

We recorded a provision for income taxes of approximately $119,000 and $192,000 for the three and six months ended June 30, 2003, respectively, and no provision for income taxes for the three and six months ended June 30, 2002. The effective rate used to record the provision for income taxes in the three and six months ended June 30, 2003 differed from the expected US federal statutory rate primarily due to the utilization of previously unbenefited net operating losses. No provision for income taxes was recorded in the three and six months ended June 30, 2002 due to a loss in the period and a history of operating losses in all prior periods.

As of June 30, 2003 our deferred tax assets are fully offset by a valuation allowance due to our history of operating losses.

(5) Contingencies

As we have previously disclosed in our annual report on Form 10-K for the year ended December 31, 2002, on or about November 30, 2001, Dana [sic] Risley, on behalf of herself [sic] and others similarly situated, filed a lawsuit, styled as a class action, against us and two of our officers in the United Stated District Court for the Southern District of New York. The complaint alleged, inter alia, that our registration statement and prospectus dated July 18, 2000 for the issuance and initial public offering 4,250,000 shares of our common stock contained material misrepresentations and/or omissions, related to the alleged inflated commissions received by the underwriters of the offering. Similar complaints have been filed against 55 underwriters and more than 300 other companies and other individual officers and directors of those companies. All of the complaints against the underwriters, issuers and individuals have been consolidated for pre-trial purposes before U.S. District Court Judge Scheindlin of the Southern District of New York. On June 26, 2003, the Plaintiffs’ Executive Committee announced that a proposed settlement between the issuer defendants and their directors and officers and the plaintiffs has been structured and would guarantee up to $1 billion to investors who are class members from the insurers of the issuers, depending on recoveries plaintiffs may obtain from the underwriter defendants. We have approved this proposed settlement, which will result in the plaintiffs’ dismissing the case against us and granting releases that extend to all of our officers and directors. As a result of the proposed settlement, which is subject to court approval, our insurance carrier will be responsible for any payments other than attorneys’ fees payable for the period prior to June 1, 2003. While we cannot predict with certainty the outcome of the litigation or whether the settlement will be approved, we believe that the claims against us and our officers are without merit.

SupportSoft is subject to other routine legal proceedings, as well as demands, claims and threatened litigation, that arise in the normal course of our business, including a notice of alleged material breach from a customer received several months ago and not since pursued by such customer. SupportSoft believes the alleged breach has not and will not result in material adverse effects to revenue recognized from the contract through June 30, 2003. SupportSoft began recognizing license revenue on a ratable basis only after receiving a letter from the customer indicating that the acceptance testing of the software was successfully completed. This revenue accounted for 2% of revenue for the six months ended June 30, 2003 and 3% of total revenue in 2002. We currently believe that the ultimate amount of liability, if any, for any pending claims of any type (either alone or combined) will not materially affect our financial position, results of operations or liquidity. However, the ultimate outcome of any litigation is uncertain, including any potential litigation arising from this alleged breach of contract, and either unfavorable or favorable outcomes could have a material negative impact. Regardless of outcome, litigation can have an adverse impact on SupportSoft because of defense costs, diversion of management resources and other factors.

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

This report on Form 10-Q contains forward-looking statements. These statements relate to our, and in some cases our customers’, or alliance partners’, future plans, objectives, expectations, intentions and financial performance, as well as statements as to the anticipated percentage of total revenue that ratable licensing arrangements, perpetual licensing arrangements and professional services may constitute in future periods, expected cash flows, the adequacy of capital resources, the ability to compete and respond to technological change and the acceptance and performance of our products and services. In some cases, you can identify forward-looking statements because they use terms such as anticipates, believes, continue, could, estimates, expects, intends, may, plans, potential, predicts, should or will or the negative of those terms or other comparable words. These statements involve risks and uncertainties that may cause our actual results, activities or achievements to be materially different from those expressed or implied by these statements. These risks and uncertainties include those listed under Factors that May Affect Future Results and Management’s Discussion and Analysis of Financial Condition and Results of Operations.

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

RESULTS OF OPERATIONS

The following table sets forth the results of operations for the three and six months ended June 30, 2003 and 2002 expressed as a percentage of total revenue.

	Three Months Ended June 30,		Six Months Ended June 30,
	2003	2002	2003	2002
Revenue:
License fees	76%	74%	78%	75%
Services	24	26	22	25

Net revenue	100	100	100	100

Costs and expenses:
Cost of license fees	1	1	1	1
Cost of services	14	17	14	16
Amortization of purchased technology	—	6	—	7
Research and development	18	23	19	24
Sales and marketing	41	58	41	61
General and administrative	10	14	11	15
Amortization of deferred stock compensation	—	1	—	3

Total costs and expenses	84	120	86	127

Income (loss) from operations	16	(20)	14	(27)
Interest and other income, net	1	1	1	2

Income (loss) before income taxes	17	(19)	15	(25)
Income tax expense	(1)	—	(1)	—

Net income (loss)	16%	(19)%	14%	(25)%

Three and Six Months Ended June 30, 2003 and 2002

Revenue

We generate revenue primarily from software licenses and related professional services. We market our products through a combination of direct sales, IT service providers and resellers. For the three months ended June 30, 2003 and 2002, ratable license revenue primarily from term licenses represented approximately 27% and 39% of total revenue, respectively. For the six months ended June 30, 2003 and 2002, ratable license revenue primarily from term licenses represented approximately 30% and 43%, respectively. Although the percentage of revenue we recognize in the future from licenses and services will vary from period to period, we currently anticipate that revenue from ratable licensing arrangements will represent approximately 25% to 30% of total revenue. The percentage of revenue that we recognize from professional services will be approximately 20% to 25% of total revenue. We consider both of these sources of revenue to be ratable. In total, ratable revenues comprise 45% to 55% of our revenue. We anticipate that revenue we recognize on an immediate basis from perpetual licensing arrangements will be approximately 45% to 55% of total revenue.

One customer accounted for 49% of our total revenue for the three months ended June 30, 2003 and the same customer accounted for 27% of our total revenue for the six months ended June 30, 2003. This same customer did not account for 10% or more of total revenue for the three months ended March 31, 2003. No other customer individually accounted for 10% or more of our total revenue for either the three or six months ended June 30, 2003. Revenue from customers outside the United States accounted for approximately 5% and 12% of our total revenue for the three and six months ended June 30, 2003, compared with 23% and 21% for the three and six months ended June 30, 2002. The mixture of the arrangements in the period was more heavily weighted towards term arrangements that will be recognized ratably compared with a high level of immediate revenue recognized from perpetual licensing arrangements from international orders during the three months ended June 30, 2002.

License revenue

License revenue increased to $9.6 million for the three months ended June 30, 2003 from $7.0 million for the three months ended June 30, 2002 and to $19.2 million for the six months ended June 30, 2003 from $13.6 million for the six months ended June 30, 2002. The increase in license revenue was due primarily to greater demand for our software products, an increase in our licensing mix to more perpetual arrangements and expansion of our product line.

Services revenue

Services revenue increased to $3.0 million for the three months ended June 30, 2003 from $2.5 million for the three months ended June 30, 2002 and to $5.4 million for the six months ended June 30, 2003 from $4.6 million for the six months ended June 30, 2002. These increases were primarily due to increased maintenance revenue associated with the growth in our customer base from prior years and the overall number of maintenance contracts and to a lesser extent to an increase in implementation and consulting services performed.

Cost of License Fees

Cost of license fees consists primarily of costs related to license fees paid to third parties under technology license arrangements. Cost of license revenue increased to $90,000 in the three months ended June 30, 2003 from $65,000 in the three months ended June 30, 2002. Cost of license revenue for the six months ended June 30, 2003 increased to $180,000 compared to $130,000 for the same period in 2002.

Cost of Services Revenue

Cost of services revenue consists primarily of salaries, travel costs, related overhead expenses and payments made to third parties for consulting services. Cost of services revenue increased to $1.8 million for the three months ended June 30, 2003 from $1.6 million for the three months ended June 30, 2002. Cost of services revenue for the six months ended June 30, 2003 increased to $3.5 million compared to $2.9 million for the same period in 2002. These increases were due primarily to an increase in salary and travel expenses as a result of an increase in headcount.

Amortization of Purchased Technology

Amortization of purchased technology was zero for both the three and six months ended June 30, 2003 compared to $598,000 and $1.2 million for three and six months ended June 30, 2002. As of September 30, 2002, the purchased intangibles balance was fully amortized and therefore we do not anticipate future amortization expense as a result of prior arrangements.

Research and Development Expense

Research and development expense consists primarily of payroll and consulting expenses and related costs for research and development personnel. Research and development expense increased to $2.3 million for the three months ended June 30, 2003 from $2.2 million for the three months ended June 30, 2002. Research and development expense for the six months ended June 30, 2003 increased to $4.6 million as compared to $4.5 million for the same period in 2002. These increases were due to an increase in salary expenses offset by a slight decrease in third party consulting services.

Sales and Marketing Expense

Sales and marketing expense consists primarily of salary and commission costs as well as promotional expenses, including public relations, advertising and trade shows. Sales and marketing expense decreased to $5.1 million for the three months ended June 30, 2003 from $5.5 million for the three months ended June 30, 2002. Sales and marketing expense for the six months ended June 30, 2003 decreased to $10.1 million as compared to $11.1 million for the same period in 2002. These decreases were due primarily to a reduction in salary and related expenses offset by increases in promotional expenses, including trade shows and other program events.

General and Administrative Expense

General and administrative expense consists primarily of salary expense and related costs of administrative personnel and professional fees for legal, accounting and other professional services. During both the three and six months ended June 30, 2003 and 2002, general and administrative expenses were $1.3 million and $2.7 million. General and administrative expenses remained constant as a result of a reduction in salary expenses offset by a similar increase in professional fees for legal and accounting services made necessary by emerging corporate governance requirements.

Amortization of Deferred Stock Compensation

We amortized deferred compensation expense of zero during the three and six months ended June 30, 2003 as compared to $108,000 and $578,000 during the same periods in 2002. This compensation expense relates to options awarded to individuals in all operating expense categories. As of June 30, 2002, all existing deferred stock compensation balances have been fully amortized.

Interest income and Other, Net

Interest income and other, net was $91,000 and $231,000 for the three and six months ended June 30, 2003, respectively, as compared to interest income and other, net of $105,000 and $230,000 for the same periods in 2002. For the three months ended June 30, 2003, the decrease in interest income and other, net was due to lower interest earned on our cash, cash equivalents and short-term investments. For the six months ended June 30, 2003, the balances remained constant due to an increase in other income on a foreign currency transaction gain offset by a slight decrease in interest earned on our cash, cash equivalents and short-term investments.

Income Tax Expense

Income tax expense was $119,000 and $192,000 for the three and six months ended June 30, 2003, respectively, and zero for both the three and six months ended June 30, 2002. These increases are due to income generated from operations. No provision for income taxes was recorded in the three and six months ended June 30, 2002 due to a loss in the period and a history of operating losses in all prior periods.

LIQUIDITY AND CAPITAL RESOURCES

Since our incorporation in December 1997, we have financed our operations primarily through cash flows from operations, our initial public offering and, to a lesser extent, from the private placement of our preferred and common stock, bank borrowings and capital equipment lease financing.

Operating Activities

Net cash generated by operating activities was $2.8 million in the six months ended June 30, 2003, an increase of $990,000 over the $1.9 million generated by operating activities during the six month period ended June 30, 2002. Depreciation of fixed assets which is included in net loss but does not require the use of cash amounted to $765,000 for the six months ended June 30, 2003. Net cash generated by operating activities in the six month period was primarily the result of net income of $3.5 million, an increase of $691,000 in accounts payable, $253,000 in other accrued liabilities and $812,000 in deferred revenue and a decrease in prepaid and other current assets of $514,000, offset by an increase in accounts receivable of $3.7 million and a decrease in accrued compensation of $113,000.

Investing Activities

Net cash used in investing activities was $2.3 million in the six months ended June 30, 2003, a decrease of $814,000 over the $1.5 million used in investing activities in the comparable period ended June 30, 2002. Net cash used in investing activities for the six months ended June 30, 2003, was due primarily to the purchase of $15.6 million in short-term investments offset by the sale and maturity of $13.6 million in short-term investments.

Financing Activities

Net cash provided by financing activities was $344,000 for the six months ended June 30, 2003 and $184,000 for the six months ended June 30, 2002. For the period ended June 30, 2003, cash provided by financing activities was attributable to net proceeds from the purchase of common stock under the Employee Stock Purchase Plan and the exercise of employee stock options offset by the repayment of principal payments under capital lease obligations.

Commitments

As of June 30, 2003, our principal commitments consisted of obligations outstanding under a technology acquisition agreement and capital and operating leases. We anticipate requiring minimal additional space in the next 12 months. The following summarizes our contractual obligations as of June 30, 2003 and the effect these contractual obligations are expected to have on our liquidity and cash flows in future periods (in thousands).

	Payments Due By Period
	Total	1 Year or Less	1–3 Years	After 3 Years
Operating leases	$1,372	$710	$662	$—
Purchased technology	309	309	—	—
Capital lease obligations	381	381	—	—

Total	$2,062	$1,400	$662	$—

During the quarter ended June 30, 2003, we signed an eighteen month lease for our corporate headquarters in Redwood City, CA. The contractual future payments have been accounted for in the above schedule.

Working Capital and Capital Expenditure Requirements

As of June 30, 2003, we had stockholders’ equity of $27.3 million and working capital of $28.1 million. Included in working capital is deferred revenue of $13.3 million, which will not require dollar for dollar of cash to settle, but will be recognized as revenue in the future. We believe that our existing cash balances will be sufficient to meet our working capital and capital expenditure requirements for at least the next 12 months. We evaluate potential acquisitions of other businesses, products and technologies and may in the future require additional equity or debt financings to accomplish any potential acquisitions.

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

We also recognize license revenue from arrangements with resellers. These arrangements may be either term or perpetual licenses of our software. When these arrangements include guaranteed minimum amounts due, revenue is recognized ratably over the term of the arrangement commencing when payments are made or become due. When the arrangements do not include guaranteed minimum amounts due and are based upon sell through activity, we recognize revenue when we receive evidence of sell-through, that is, persuasive evidence that the products have been sold to an end user if the reseller has been deemed credit-worthy. When resellers are not deemed credit-worthy, revenue is recognized upon cash receipt.

Services revenue is primarily comprised of revenue from professional services, such as deployment and consulting services, training, maintenance and support. Arrangements that include software services are evaluated to determine whether those services are essential to the functionality of other elements of the arrangement. Non-essential consulting and training revenues are generally recognized as the services are performed. When non-essential software services are bundled in a term licensing arrangement, revenue from the software services is recognized ratably over the period associated with the initial payment. Post-contract customer maintenance and support revenues are recognized over the term of the support period (generally one year). When the software services are considered essential to the functionality of other elements of the arrangement, revenue under the arrangement is recognized using contract accounting, typically using the percentage of completion method.

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

We incurred net losses of approximately $81.5 million for the period from December 3, 1997 through June 30, 2003 and have only been profitable since the third quarter of 2002. If we do not continue to be profitable, we may not be able to increase our number of employees in sales, marketing and research and development programs or increase our investment capital equipment or otherwise execute our business plan. If we fail to sustain or increase profitability in the future, our business will suffer and we may not be able to continue to operate.

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

Several factors are likely to cause fluctuations in our operating results, including:

•	demand for our service and support automation software;

•	the mix of perpetual license revenue versus term license revenue;

•	the price and mix of products and services we or our competitors offer;

•	our ability to gain and retain customers;

•	the amount and timing of operating costs and capital expenditures relating to expansion of our business, infrastructure and marketing activities;

•	size and timing of customer orders and the timing of customer license payments;

•	our ability to recognize revenue in a given quarter;

•	general economic conditions and their affect on our operations; and

•	the effects of external events such as the war on terrorism and any related conflicts or similar events worldwide.

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

One customer accounted for 49% of our total revenue for the three months ended June 30, 2003 and the same customer accounted for 27% of our total revenue for the six months ended June 30, 2003. This same customer did not account for 10% or more of total revenue for the three months ended March 31, 2003. No other customer individually accounted for 10% or more of our total revenue for either the three or six months ended June 30, 2003. Because we have a small number of customers and a few customers are likely to continue to account for a significant portion of our revenue, our revenue could decline because of the loss or delay of a single customer order or the failure of an existing customer to renew its term license. We may not obtain additional customers. The failure to obtain additional customers, the loss or delay of customer orders and the failure of existing customers to renew licenses or pay fees due will harm our operating results.

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

We intend to expand further into international markets. We have limited experience in international operations and may not be able to compete effectively in international markets. If we do not generate enough revenue from international operations to offset the expense of these operations, our business could suffer. Risks we face in conducting business internationally include:

•	difficulties and costs of staffing and managing international operations;

•	differing technology standards and legal considerations;

•	longer sales cycles and collection periods;

•	changes in currency exchange rates and controls;

•	dependence on local vendors; and

•	the effects of external events such as the war on terrorism and any related conflicts, the outbreak of severe acute respiratory syndrome, or SARS, or similar events worldwide.

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

Other parties may assert intellectual property infringement claims against us or our customers and our products may infringe the intellectual property rights of third parties. Intellectual property litigation is expensive and time-consuming and could divert management’s attention from our business. If there is a successful claim of infringement, we may be required to develop non-infringing technology or enter into royalty or license agreements which may not be available on acceptable terms, if at all. Our failure to develop non-infringing technologies or license the proprietary rights on a timely basis would harm our business. Our products may infringe issued patents that may relate to our products.

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

We may experience a decrease in market demand due to an uncertain economy in the United States, which has been further stymied by the concerns of terrorism, war and social and political instability.

Economic growth has slowed significantly, and some analysts believe the United States economy is experiencing a recession; the timing of an economic recovery is uncertain. In addition, the terrorists attacks in the United States and turmoil in the Middle East have increased the uncertainty in the United States economy and may further add to the decline in the United States business environment. The war on terrorism, along with the effects of the terrorist attack and other similar events, or war in general, could contribute further to a slowdown of the market demand for goods and services, including service and support automation software. If the economy continues to decline as a result of the recent economic, political and social turmoil, or if there are further terrorist attacks in the United States or elsewhere, we may experience decreases in the demand for our products and services, which may harm our operating results.

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

Our directors, executive officers, and stockholders who currently own over 5% of our common stock collectively beneficially own approximately 41% of our outstanding common stock as of August 13, 2003. These stockholders, if they vote together, will be able to significantly influence all matters requiring stockholder approval. For example, they may be able to elect most of our directors, delay or prevent a transaction in which stockholders might receive a premium over the market price for their shares or prevent changes in control or management.

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

New rules and regulations for public companies may increase our administrative costs.

The Sarbanes-Oxley Act of 2002, as well as new rules subsequently implemented by the Securities and Exchange Commission, have required changes in corporate governance practices of public companies. In addition to final rules and rule proposals already made by the Securities and Exchange Commission, Nasdaq has proposed revisions to its requirements for companies that are Nasdaq-listed. We expect these new rules and regulations to increase our legal and financial compliance costs, and to make some activities more time consuming and/or costly. We also expect these new rules and regulations to make it more difficult and more expensive for us to obtain director and officer liability insurance, and we may be required to accept reduced coverage or incur substantially higher costs to obtain coverage. These new rules and regulations could also make it more difficult for us to attract and retain qualified members of our board of directors, particularly to serve on our audit committee, and qualified executive officers.

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

At June 30, 2003, our cash and cash equivalents consisted primarily of money market funds held by large institutions in the U.S. and our short-term investments were primarily invested in government debt securities, corporate bonds and auction backed securities maturing or resetting in less than eighteen months.

ITEM 4:	CONTROLS AND PROCEDURES

Evaluation of disclosure controls and procedures

We maintain “disclosure controls and procedures,” as such term is defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”), that are designed to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in Securities and Exchange Commission rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

Based on their evaluation as of the end of the period covered by this Quarterly Report on Form 10-Q, our Chief Executive Officer and Chief Financial Officer have concluded that, subject to the limitations noted above, our disclosure controls and procedures were effective to ensure that material information relating to us, including our consolidated subsidiaries, is made known to them by others within those entities, particularly during the period in which this Quarterly Report on Form 10-Q was being prepared.

Changes in internal controls

There was no change in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) identified in connection with the evaluation described above that occurred during our last fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

PART II: OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

As we have previously disclosed in our annual report on Form 10-K for the year ended December 31, 2002, on or about November 30, 2001, Dana [sic] Risley, on behalf of herself [sic] and others similarly situated, filed a lawsuit, styled as a class action, against us and two of our officers in the United Stated District Court for the Southern District of New York. The complaint alleged, inter alia, that our registration statement and prospectus dated July 18, 2000 for the issuance and initial public offering 4,250,000 shares of our common stock contained material misrepresentations and/or omissions, related to the alleged inflated commissions received by the underwriters of the offering. Similar complaints have been filed against 55 underwriters and more than 300 other companies and other individual officers and directors of those companies. All of the complaints against the underwriters, issuers and individuals have been consolidated for pre-trial purposes before U.S. District Court Judge Scheindlin of the Southern District of New York. On June 26, 2003, the Plaintiffs’ Executive Committee announced that a proposed settlement between the issuer defendants and their directors and officers and the plaintiffs has been structured and would guarantee up to $1 billion to investors who are class members from the insurers of the issuers, depending on recoveries plaintiffs may obtain from the underwriter defendants. We have approved this proposed settlement, which will result in the plaintiffs’ dismissing the case against us and granting releases that extend to all of our officers and directors. As a result of the proposed settlement, which is subject to court approval, our insurance carrier will be responsible for any payments other than attorneys’ fees payable for the period prior to June 1, 2003. While we cannot predict with certainty the outcome of the litigation or whether the settlement will be approved, we believe that the claims against us and our officers are without merit.

On or about July 1, 2003, Amy Liu and Antoine Kasprzak, on behalf of themselves and all others similarly situated, served an amended complaint on SupportSoft in the United States District Court for the Southern District of Florida. The amended complaint alleged, inter alia, that our registration statement and prospectus dated July 18, 2000 for the issuance and initial public offering of 4,250,000 shares of our common stock contained material misrepresentations and/or omissions, related to the underwriter’s analysts who allegedly issued reports that under-estimated a company’s prospects in order to create a fictional laddering of upside surprises. The defendants named in the lawsuit are SupportSoft, Credit Suisse First Boston Corporation and 11 other companies for which Credit Suisse First Boston Corporation underwrote share offerings. Before the time to respond to the complaint, however, plaintiffs voluntarily dismissed the case against SupportSoft and its officers named as defendants and, by order signed on July 31, 2003, the court formally dismissed the case without prejudice.

We are subject to other routine legal proceedings, as well as demands, claims and threatened litigation, that arise in the normal course of our business. The ultimate outcome of any litigation is uncertain, and either unfavorable or favorable outcomes could have a material negative impact on our operations. Regardless of outcome, litigation can have an adverse impact on us because of defense costs, diversion of management resources and other factors.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

On May 27, 2003, we held our annual stockholders’ meeting. At such meeting, the following actions were voted upon:

(a)	Election of the following directors to serve until the 2004 Annual Meeting of Stockholders and thereafter until their successors are elected and qualified:

Director	Votes For	Votes Withheld
Radha R. Basu	26,559,322	73,360
Manuel F. Diaz	26,572,922	59,760
Kevin C. Eichler	26,572,922	59,760
Claude M. Leglise	26,572,922	59,760
Edward S. Russell	26,572,922	59,760
James Thanos	26,383,269	249,413
Dick Williams	26,383,269	249,413

(b)	To ratify the appointment of Ernst & Young LLP as the Company’s independent auditors for the fiscal year ending December 31, 2003:

Votes For	Votes Against	Abstentions
26,594,214	22,270	16,198

ITEM 6.	EXHIBITS AND REPORTS OF FORM 8-K.

(a) Exhibits.

10.1	First Amendment to Lease effective as of May 31, 2003 by and between MPTP Holding, LLC and the Registrant

31.1	Chief Executive Officer Section 302 Certification.

31.2	Chief Financial Officer Section 302 Certification.

32.1	Statement of the Chief Executive Officer under 18 U.S.C. § 1350

32.2	Statement of the Chief Financial Officer under 18 U.S.C. § 1350

(b) Reports on Form 8-K.

On April 21, 2003, the Company filed a Form 8-K furnishing under item 12 the Company’s press release announcing its March 31, 2003 quarterly results. The information contained in this Form 8-K shall not be deemed “filed” with the SEC as a result of its reference herein.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

August 14, 2003

SUPPORTSOFT, INC.

By:	/s/ BRIAN M. BEATTIE
Brian M. Beattie Executive Vice President of Finance and Administration and Chief Financial Officer (Principal Financial Officer, Chief Accounting Officer and Duly Authorized Signatory)

EXHIBIT INDEX TO SUPPORTSOFT, INC.

QUARTERLY REPORT ON FORM 10-Q

FOR THE QUARTER ENDED JUNE 30, 2003

Exhibit Number	Description

10.1	First Amendment to Lease effective as of May 31, 2003 by and between MPTP Holding, LLC and the Registrant

31.1	Chief Executive Officer Section 302 Certification

31.2	Chief Financial Officer Section 302 Certification

32.1	Statement of Chief Executive Officer Under 18 U.S.C. § 1350

32.2	Statement of Chief Financial Officer Under 18 U.S.C. § 1350