Form 10-Q
period 2003-09-30
SUPPORTSOFT INC
filed 2003-10-20
CIK 1104855

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2003

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

On October 17, 2003, 35,533,635 shares of the Registrant’s Common Stock, $0.0001 par value, were outstanding.

SUPPORTSOFT, INC.

FORM 10-Q

QUARTERLY PERIOD ENDED SEPTEMBER 30, 2003

PART I. FINANCIAL INFORMATION

ITEM 1: FINANCIAL STATEMENTS

SUPPORTSOFT, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands)

	September 30, 2003	December 31, 2002
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$15,201	$17,067
Short-term investments	22,205	13,548
Accounts receivable, net	14,234	7,695
Prepaids and other current assets	2,857	2,452

Total current assets	54,497	40,762

Property and equipment, net	758	1,251
Other assets	127	147

Total assets	$55,382	$42,160

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$91	$163
Accrued compensation	1,628	1,818
Other accrued liabilities	1,694	2,199
Capital lease obligations, current portion	—	511
Deferred revenue	18,245	12,153

Total current liabilities	21,658	16,844

Capital lease obligations, net of current portion	—	67
Deferred revenue—long-term portion	1,798	2,102
Commitments and contingencies
Stockholders’ equity:
Preferred stock	—	—
Common stock	3	3
Additional paid-in capital	110,765	108,253
Accumulated other comprehensive income (loss)	57	(155)
Accumulated deficit	(78,899)	(84,954)

Total stockholders’ equity	31,926	23,147

Total liabilities and stockholders’ equity	$55,382	$42,160

See accompanying notes.

SUPPORTSOFT, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share amounts; unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2003	2002	2003	2002
Revenue:
License fees	$10,446	$8,562	$29,686	$22,148
Services	3,086	2,551	8,451	7,196

Total revenue	13,532	11,113	38,137	29,344

Costs and expenses:
Cost of license fees	90	67	270	197
Cost of services	1,476	1,448	4,990	4,384
Amortization of purchased technology	—	385	—	1,581
Research and development	2,195	2,228	6,818	6,698
Sales and marketing	5,913	5,741	16,059	16,833
General and administrative	1,238	1,490	3,925	4,177
Amortization of deferred stock compensation	—	—	—	578

Total costs and expenses	10,912	11,359	32,062	34,448

Income (loss) from operations	2,620	(246)	6,075	(5,104)
Interest income and other, net	80	283	311	513

Income (loss) before income taxes	2,700	37	6,386	(4,591)
Income tax expense	(139)	—	(331)	—

Net income (loss)	$2,561	$37	$6,055	$(4,591)

Basic net income (loss) per share	$0.07	$0.00	$0.18	$(0.14)

Shares used in computing basic net income (loss) per share	34,173	32,643	33,705	32,290

Diluted net income (loss) per share	$0.07	$0.00	$0.17	$(0.14)

Shares used in computing diluted net income (loss) per share	37,918	34,074	36,404	32,290

See accompanying notes.

SUPPORTSOFT, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands; unaudited)

	Nine Months Ended September 30,
	2003	2002
Operating Activities:
Net income (loss)	$6,055	$(4,591)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	1,071	1,583
Amortization of deferred stock compensation	—	578
Amortization of purchased technology	—	1,581
Other	212	(102)
Changes in assets and liabilities:
Accounts receivable, net	(6,539)	(1,773)
Prepaids and other current assets	(405)	892
Accounts payable	(72)	(267)
Accrued compensation	(190)	(496)
Other accrued liabilities	(196)	(109)
Deferred revenue	5,788	5,337

Net cash provided by operating activities	5,724	2,633

Investing Activities:
Purchases of property and equipment	(578)	(1,180)
Other assets	(28)	(10)
Payments on purchased technology obligation	(309)	(618)
Purchases of short-term investments	(25,276)	(13,969)
Sales and maturities of short-term investments	16,619	10,045

Net cash used in investing activities	(9,572)	(5,732)

Financing Activities:
Proceeds from issuances of common stock, net of repurchases	2,512	437
Repayment of notes receivable from stockholders	—	1,523
Principal payments under capital lease obligations	(530)	(541)

Net cash provided by financing activities	1,982	1,419

Net decrease in cash and cash equivalents	(1,866)	(1,680)
Cash and cash equivalents at beginning of period	17,067	17,757

Cash and cash equivalents at end of period	$15,201	$16,077

Supplemental Schedule of cash flow information
Interest paid	$18	$75

Income taxes paid	$192	$—

See accompanying notes.

SUPPORTSOFT, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

(1) Significant Accounting Policies

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements include the accounts of SupportSoft, Inc. (“SupportSoft,” “the Company,” “We” or “Our”) and its wholly owned subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation. The balance sheet at September 30, 2003 and the statements of operations for the three and nine months ended September 30, 2003 and 2002 and cash flows for the nine months ended September 30, 2003 and 2002 are unaudited. In the opinion of management, these financial statements reflect all adjustments (consisting of normal reoccurring adjustments) that are necessary for a fair presentation of the results for and as of the periods shown. The results of operations for such periods are not necessarily indicative of the results expected for the full fiscal year or for any future period. The condensed consolidated financial statement information as of December 31, 2002 is derived from audited financial statements as of that date. These financial statements should be read with the consolidated financial statements and related notes included in the Company’s Annual Report on Form 10-K, filed with the Securities and Exchange Commission on March 27, 2003 and on Form S-3, filed with the Securities and Exchange Commission on October 16, 2003. Certain prior period balances have been reclassified to conform to current period presentation.

Use of Estimates and Reclassifications

The preparation of consolidated financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and the accompanying notes. Actual results could differ materially from these estimates.

Financial Instruments

Estimated fair values of financial instruments are based on quoted market prices. The following is a summary of cash and available-for-sale securities (in thousands) at September 30, 2003:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Cash	$11,415	$—	$—	$11,415
Money market funds	3,287	—	—	3,287
Commercial paper	499	—	—	499
Federal agencies	8,612	4	—	8,616
Municipal bonds	1,800	1	—	1,801
Corporate bonds	5,943	—	(5)	5,938
Auction backed securities	5,850	—	—	5,850

	$37,406	$5	$(5)	$37,406

Classified as:
Cash and cash equivalents	$15,201	$—	$—	$15,201
Short-term investments	22,205	5	(5)	22,205

	$37,406	$5	$(5)	$37,406

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

License revenue is comprised of fees for term and perpetual licenses of our software. Perpetual license revenue is recognized using the residual method described in SOP 98-9 for arrangements in which licenses are sold with multiple elements. We allocate revenues on these licenses based upon the fair value of each undelivered element (for example, undelivered maintenance and support, training and consulting). The determination of fair value is based upon vendor specific objective evidence (VSOE). VSOE for maintenance and support is determined by the customer’s annual renewal rate for these services. VSOE for training or consulting is based upon separate sales of these services to other customers. Assuming all other revenue recognition criteria are met, the difference between the total arrangement fee and the amount deferred for each undelivered element is recognized as license revenue. Our perpetual arrangements may include contractual obligations such as rights to unspecified future products or initial maintenance extending over a period of time with no renewal rate, which requires license revenue to be taken ratably (monthly) over the contract period.

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

The following is an example of our revenue recognition for a term license. If we receive an order from a customer for a 36-month term license in December of a year, we would recognize only one month of license fees for that year even if that customer prepaid 12 months of the 36-month term. Pursuant to this arrangement, we would record one year of fees in accounts receivable and 11 months of fees in deferred revenue upon signing a new term license agreement, while recognizing only one month of revenue. As a result, our accounts receivable balance could represent a significant portion of our total revenue and increase our days sales outstanding (DSO) calculation.

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

Concentration of Credit Risk and Significant Customers

SupportSoft performs ongoing evaluations of its customers’ financial condition and generally does not require collateral. Credit-worthiness and collectibility for customers are assessed based on payment history and credit profile. The Company recognizes revenue upon delivery when collectibility is probable. When a customer is not deemed credit-worthy, revenue is recognized upon cash receipt. SupportSoft maintains reserves for credit losses, and such losses have been within management’s expectations. If the financial condition of SupportSoft’s customers were to deteriorate, resulting in an impairment of their ability to make payments, additional reserves may be required. The Company had reserves for credit losses at September 30, 2003 and December 31, 2002 of $1.3 million and $924,000, respectively.

For the three months ended September 30, 2003, two of our customers accounted for 10% or more of our total revenue. Customer A accounted for 35% and Customer B accounted for 21% of our total revenue. For the nine months ended September 30, 2003, Customer A also accounted for 12% of our total revenue and Customer C accounted for 16% of our total revenue. No other customer individually accounted for 10% or more of our total revenue for either the three or nine months ended September 30, 2003.

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

The following table sets forth the computation of basic and diluted net income (loss) per share (in thousands, except per share data):

	Three months ended September 30,		Nine months ended September 30,
	2003	2002	2003	2002
Net income (loss)	$2,561	$37	$6,055	$(4,591)

Basic:
Weighted-average shares of common stock outstanding	34,286	33,575	33,992	33,477
Less: Weighted-average shares subject to repurchase	(113)	(932)	(287)	(1,187)

Shares used in computing basic net income (loss) per share	34,173	32,643	33,705	32,290

Basic net income (loss) per share	$0.07	$0.00	$0.18	$(0.14)

Diluted:
Weighted-average shares of common stock outstanding	34,286	33,575	33,992	33,477
Add: Common equivalent shares outstanding	3,632	499	2,412	—
Less: Weighted-average shares subject to repurchase		—	—	(1,187)

Shares used in computing diluted net income (loss) per share	37,918	34,074	36,404	32,290

Diluted net income (loss) per share:	$0.07	$0.00	$0.17	$(0.14)

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

The fair value of options was estimated at the date of grant using the Black-Scholes valuation model. The following weighted-average assumptions were used:

	Three months end September 30,		Nine months end September 30,
	2003	2002	2003	2002
Risk-free interest rate	2.5%	2.07%	2.4%	2.1%

Expected life (years)	4.0	4.0	4.0	4.0
Volatility	80.0%	75.0%	79.0%	75.0%

Dividend Yield	0.0%	0.0%	0.0%	0.0%

For purposes of pro forma disclosures pursuant to SFAS 123 as amended by SFAS 148, the estimated fair value of the options is amortized to expense over the vesting period of the options using a graded vesting method. The effects of applying SFAS 123 for pro forma disclosures are not likely to be representative of the effects on reported net income or loss for future years.

SupportSoft’s pro forma information follows (in thousands, except per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2003	2002	2003	2002
Net income (loss) attributable to common stockholders—as reported	$2,561	$37	$6,055	$(4,591)
Add: Stock-based compensation included in reported net income (loss)	—	—	—	578
Deduct: Total stock-based employee compensation expense determined under the fair value based method for all awards, net of related tax effect	(1,478)	(1,433)	(4,283)	(4,393)

Pro forma net income (loss)	$1,083	$(1,396)	$1,772	$(8,406)

Basic net income (loss) per share:
As reported	$0.07	$(0.00)	$0.18	$(0.14)
Pro forma	0.03	(0.04)	0.05	(0.26)
Diluted net income (loss) per share:
As reported	$0.07	$(0.00)	$0.17	$(0.14)
Pro forma	0.03	(0.04)	0.05	(0.26)

Warranties and Indemnifications

The Company generally provides a warranty for its software products and services to its customers and accounts for its warranties under the FASB’s Statement of Financial Accounting Standards No. 5, “Accounting for Contingencies” (“SFAS No. 5”). In the event there is a failure of the product in breach of such warranties, the Company generally is obligated to correct the product or service to conform to the warranty provision or, if the Company is unable to do so, the customer is entitled to seek a refund of the purchase price of the product or service. The Company did not provide for a warranty accrual as of September 30, 2003 or December 31, 2002. To date, the Company’s product warranty expense has not been significant.

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

(2) Recently Issued Accounting

In January 2003, the FASB issued FIN 46, “Consolidation of Variable Interest Entities.” FIN 46 requires us to consolidate a variable interest entity if we are subject to a majority of the risk of loss from the variable interest entity’s activities or entitled to receive a majority of the entity’s residual returns or both. FIN 46 is effective for all new variable interest entities created or acquired after January 31, 2003. For variable interest entities created or acquired prior to February 1, 2003, the provision of FIN 46 must be applied for the first interim or annual period beginning after June 15, 2003. SupportSoft does not currently have any interests in variable interest entities and, accordingly, our adoption of FIN 46 did not have any impact on our historical financial position, results of operations or cash flows.

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

The following are the components of comprehensive income (loss): (in thousands)

	Three months ended September 30,		Nine months ended September 30,
	2003	2002	2003	2002
Net income (loss)	$2,561	$37	$6,055	$(4,591)
Net unrealized loss on available-for-sale securities	(9)	(16)	(15)	(45)
Foreign currency translation gain (loss)	85	84	227	(91)

Comprehensive income (loss)	$2,637	$105	$6,267	$(4,727)

The components of accumulated other comprehensive income (loss) relate entirely to translation adjustment gains and unrealized gains (losses) on available-for-sale securities and are $57,000 and zero at September 30, 2003, respectively.

(4) Income Taxes

We recorded a provision for income taxes of approximately $139,000 and $331,000 for the three and nine months ended September 30, 2003, respectively, and no provision for income taxes for the three and nine months ended September 30, 2002. The effective rate used to record the provision for income taxes in the three and nine months ended September 30, 2003 differed from the expected US federal statutory rate primarily due to the utilization of previously unbenefited net operating losses. No provision for income taxes was recorded for the three and nine months ended September 30, 2002 due to losses in the periods and a history of operating losses in all prior periods.

As of September 30, 2003 our deferred tax assets are fully offset by a valuation allowance due to our history of operating losses.

(5) Contingencies

As we have previously disclosed in our annual report on Form 10-K for the year ended December 31, 2002, on or about November 30, 2001, Dana [sic] Risley, on behalf of herself [sic] and others similarly situated, filed a lawsuit, styled as a class action, against us and two of our officers in the United Stated District Court for the Southern District of New York. The complaint alleged, inter alia, that our registration statement and prospectus dated July 18, 2000 for the issuance and initial public offering 4,250,000 shares of our common stock contained material misrepresentations and/or omissions, related to the alleged inflated commissions received by the underwriters of the offering. The defendants named in the lawsuit are SupportSoft, Radha Basu, Brian Beattie, Credit Suisse First Boston Corporation, Bear Stearns & Co. Inc. and FleetBoston Robertson Stephens Inc. The lawsuit seeks unspecified damages as well as interest, fees and costs. Similar complaints have been filed against 55 underwriters and more than 300 other companies and other individual officers and directors of those companies. All of the complaints against the underwriters, issuers and individuals have been consolidated for pre-trial purposes before U.S. District Court Judge Scheindlin of the Southern District of New York. On June 26, 2003, the Plaintiffs’ Executive Committee announced that a proposed settlement between the issuer defendants and their directors and officers and the plaintiffs has been structured and would guarantee up to $1 billion to investors who are class members from the insurers of the issuers, depending on recoveries plaintiffs may obtain from the underwriter defendants. We have approved this proposed settlement, which will result in the plaintiffs’ dismissing the case against us and granting releases that extend to all of our officers and directors. As a result of the proposed settlement, which is subject to court approval, our insurance carrier will be responsible for any payments other than attorneys’ fees payable for the period prior to June 1, 2003. On September 2, 2003, plaintiffs’ executive committee advised the court that individuals identified as lead plaintiffs in six of the consolidated IPO cases, one of them being the action against the Company, were unwilling to serve as class representatives, and sought leave to seek new class representatives. If new class representatives do not come forward by the date set by the court, the cases may be permitted to proceed as individual actions. As a result, there would be some risk that the proposed settlements would not go forward as contemplated, or that a settlement of an individual action against us would not ensure that we would not be subject to future actions from absent members of the former putative class. If plaintiffs’ executive committee is unsuccessful in identifying persons willing to serve as class representatives for all purposes, plaintiffs’ counsel may seek court approval to proceed with a settlement-only class representative. On October 20, 2003, the Company was advised by a member of the plaintiffs’ executive committee that steps will be taken shortly to substitute a new class representative into the case. While we cannot predict with certainty the outcome of the litigation or whether the settlement will be approved, we believe that the claims against us and our officers are without merit.

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

This report on Form 10-Q contains forward-looking statements. These statements relate to our, and in some cases our customers’, or alliance partners’, future plans, objectives, expectations, intentions and financial performance, as well as statements as to the anticipated percentage of total revenue that ratable licensing arrangements, perpetual licensing arrangements and professional services may constitute in future periods, expected cash flows, the adequacy of capital resources, the ability to compete and respond to technological change and the acceptance and performance of our products and services. In some cases, you can identify forward-looking statements because we use terms such as anticipates, believes, continue, could, estimates, expects, intends, may, plans, potential, predicts, should or will or the negative of those terms or other comparable words. These statements involve risks and uncertainties that may cause our actual results, activities or achievements to be materially different from those expressed or implied by these statements. These risks and uncertainties include those listed under Factors that May Affect Future Results and Management’s

Discussion and Analysis of Financial Condition and Results of Operations.

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

Overview

We are a leading provider of support and service management software designed to accelerate and automate enterprise technical support, customer service and IT infrastructure management. We refer to this as real-time service management software. Our software solutions are utilized worldwide by enterprises to service customers, partners or employees directly or as part of an outsourced solution from managed service providers, and by consumers and businesses through digital service providers.

From our incorporation in December 1997 through the end of 1998, we primarily engaged in research activities and developing and marketing our products. We first began generating revenue from software license fees from the initial version of our products in December 1998. During 1999, we continued to enhance the functionality of our products, build our management team and operational infrastructure and began shipping the second version of our products. From January 2000 through September 2003, we expanded our product offerings to address a wider range of support and service functions and now offer three comprehensive software suites, Resolution Suite, Service Automation Suite—Broadband and Knowledge Center Suite as well as a number of component products. We also intend to release a fourth suite_by the end of 2003, which will be known as Service Automation Suite—Video.

RESULTS OF OPERATIONS

The following table sets forth the results of operations for the three and nine months ended September 30, 2003 and 2002 expressed as a percentage of total revenue.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2003	2002	2003	2002
Revenue:
License fees	77%	77%	78%	75%
Services	23	23	22	25

Net revenue	100	100	100	100

Costs and expenses:
Cost of license fees	1	1	1	1
Cost of services	11	13	13	15
Amortization of purchased technology	—	3	—	5
Research and development	16	20	18	23
Sales and marketing	44	52	42	57
General and administrative	9	13	10	14
Amortization of deferred stock compensation	—	—	—	2

Total costs and expenses	81	102	84	117

Income (loss) from operations	19	(2)	16	(17)
Interest and other income, net	1	2	1	1

Income (loss) before income taxes	20	0	17	(16)
Income tax expense	(1)	—	(1)	—

Net income (loss)	19%	0%	16%	(16)%

Three and Nine Months Ended September 30, 2003 and 2002

Revenue

We generate revenue primarily from software licenses and related services. We offer our products through a combination of direct sales, managed service providers, alliances and resellers. For the three months ended September 30, 2003 and 2002, ratable license revenue primarily from term licenses represented approximately 21% and 41% of total revenue, respectively. For the nine months ended September 30, 2003 and 2002, ratable license revenue primarily from term licenses represented approximately 27% and 41%, respectively. Although the percentage of revenue we recognize in the future from ratable licensing arrangements will vary from period to period, we currently anticipate that revenue from such arrangements will represent approximately 25% to 30% of total revenue over the next 12 months. We anticipate that revenue we recognize on an immediate basis from perpetual licensing arrangements will be approximately 45% to 55% of total revenue over the next 12 months. Although the percentage of revenue we recognize in the future from services will vary from period to period, we currently anticipate that revenue from services will represent approximately 20% to 25% of total revenue over the next twelve months.

For the three months ended September 30, 2003, two of our customers accounted for 10% or more of our total revenue. Customer A accounted for 35% and Customer B accounted for 21% of our total revenue. For the nine months ended September 30, 2003, Customer A also accounted for 12% of our total revenue and Customer C accounted for 16% of our total revenue. No other customer individually accounted for 10% or more of our total revenue for either the three or nine months ended September 30, 2003.

Revenue from customers outside the United States accounted for approximately 7% and 10% of our total revenue for the three and nine months ended September 30, 2003, compared with 6% and 13% for the three and nine months ended September 30, 2002.

License fees.    License fees increased to $10.4 million for the three months ended September 30, 2003 from $8.6 million for the three months ended September 30, 2002 and to $29.7 million for the nine months ended September 30, 2003 from $22.1 million for the nine months ended September 30, 2002. The increase in license fees was due primarily to greater demand for our software products, an expansion of our product offerings and an increase in our license revenue mix to more immediate arrangements relative to ratable arrangements.

Services revenue.    Services revenue increased to $3.1 million for the three months ended September 30, 2003 from $2.6 million for the three months ended September 30, 2002 and to $8.5 million for the nine months ended September 30, 2003 from $7.2 million for the nine months ended September 30, 2002. These increases were primarily due to increased maintenance revenue associated with the growth in our customer base from prior years and corresponding growth in the overall number of maintenance contracts.

Cost of license fees

Cost of license fees consists primarily of costs related to third-party software royalty fees under license arrangements for technology embedded into our products. Cost of license fees increased to $90,000 in the three months ended September 30, 2003 from $67,000 in the three months ended September 30, 2002. Cost of license fees for the nine months ended September 30, 2003 increased to $270,000 compared to $197,000 for the same period in 2002. These increases were primarily due to increased license fees paid to third parties under technology license arrangements.

Cost of services

Cost of services consists primarily of compensation costs, travel costs, related overhead expenses for services personnel and payments made to third parties for subcontracted consulting services. Cost of services increased to $1.5 million for the three months ended September 30, 2003 from $1.4 million for the three months ended September 30, 2002. Cost of services for the nine months ended September 30, 2003 increased to $5.0 million compared to $4.4 million for the same period in 2002. These increases were due primarily to an increase in salary expenses as a result of an increase in services personnel headcount.

Amortization of purchased technology

Amortization of purchased technology was $385,000 and $1.6 million for the three and nine months ended September 30, 2002. As of September 30, 2002, the purchased intangibles balance was fully amortized.

Operating Expense

Research and development.    Research and development expense is expensed as incurred. Research and development expense consists primarily of compensation costs, consulting expenses and related overhead costs for research and development personnel. During both the three months ended September 30, 2003 and 2002, research and development expense was $2.2 million. Research and development expenses remained constant due to a slight increase in salary expenses offset by a similar decrease in third-party consulting services. Research and development expense for the nine months ended September 30, 2003 increased to $6.8 million as compared to $6.7 million for the same period in 2002. This increase was due to an increase in salary and related expenses offset by a slight decrease in third-party consulting services.

Sales and marketing.    Sales and marketing expense consists primarily of compensation costs, including salaries and commissions and related overhead costs for sales and marketing personnel and promotional expenses, including public relations, advertising and trade shows. Sales and marketing expense increased to $5.9 million for the three months ended September 30, 2003 from $5.7 million for the three months ended September 30, 2002.

This increase is primarily due to an increase in compensation costs, particularly an increase in commission expense related to the higher revenue in the period. Sales and marketing expense for the nine months ended September 30, 2003 decreased to $16.1 million as compared to $16.8 million for the same period in 2002. This decrease was due primarily to a reduction in travel expense and promotional expenses, including trade shows and other program events, offset by increases in salary and related expenses.

General and administrative.    General and administrative expense consists primarily of compensation costs and related overhead costs for administrative personnel and professional fees for legal, accounting and other professional services. General and administrative expense decreased to $1.2 million for the three months ended September 30, 2003 from $1.5 million for the three months ended September 30, 2002. General and administrative expense for the nine months ended September 30, 2003 decreased to $3.9 million as compared to $4.2 million for the same period in 2002. These decreases were due primarily to a reduction in salary and related expenses partially offset by an increase in professional fees for legal and accounting services.

Amortization of deferred stock compensation.    We amortized deferred compensation expense of zero and $578,000 during the three and nine months ended September 30, 2002. This compensation expense related to options awarded to individuals in all operating expense categories. As of June 30, 2002, all existing deferred stock compensation balances had been fully amortized.

Interest income and other, net.    Interest income and other, net was $80,000 and $311,000 for the three and nine months ended September 30, 2003, respectively, as compared to interest income and other, net of $283,000 and $513,000 for the same periods in 2002. These decreases were attributable primarily to a slight decrease in interest earned on our cash, cash equivalents and short-term investments as well as a decrease in interest earned on the repayment of notes receivables from officers. As of September 30, 2002, all notes receivables from officers had been fully repaid.

Provision for income taxes.    Income tax expense was $139,000 and $331,000 for the three and nine months ended September 30, 2003, respectively, and zero for both the three and nine months ended September 30, 2002. These increases were due to income generated from operations. No provision for income taxes was recorded due to the level of profit achieved in the three months ended September 30, 2002 and the loss incurred for the nine months ended September 30, 2003 as well as a history of operating losses in all prior periods. Given our limited operating history, our losses incurred to date and the difficulty in accurately forecasting our future results, we do not believe that the realization of the related deferred income tax asset meets the criteria required by generally accepted accounting principles. Therefore, we have recorded a 100% valuation allowance against the deferred income tax asset.

LIQUIDITY AND CAPITAL RESOURCES

Since our incorporation in December 1997, we have financed our operations primarily through cash flows from operations, our initial public offering and, to a lesser extent, from the private placement of our preferred and common stock, bank borrowings and capital equipment lease financing.

Operating Activities

Net cash generated by operating activities was $5.7 million and $2.6 million for the nine months ended September 30, 2003 and 2002, respectively. Amounts included in net income (loss), which do not require the use of cash, including the depreciation and amortization of fixed assets, amortization of deferred stock compensation and amortization of purchased intangibles, amounted to $1.1 million and $3.7 million for the nine months ended September 30, 2003 and 2002, respectively. Net cash generated by operating activities for the nine months ended September 30, 2003 was primarily the result of net income of $6.1 million and an increase of $5.8 million in deferred revenue offset by an increase of $6.5 million in accounts receivable, net and $405,000 in prepaids and other current assets and a decrease of $190,000 in accrued compensation and $196,000 in other accrued liabilities. Net cash generated by operating activities for the nine months ended September 30, 2002 was also the result of an increase of $5.3 million in deferred revenue and a decrease in prepaids and other current assets of $892,000, offset by a net loss of $4.6 million and an increase in accounts receivable, net of $1.8 million.

Investing Activities

Net cash used in investing activities was $9.6 million and $5.7 million for the nine months ended September 30, 2003 and 2002, respectively. Net cash used in investing activities for the nine months ended September 30, 2003, was due primarily to the purchase of $25.3 million in short-term investments offset by the sale and maturity of $16.6 million in short-term investments. Net cash used in investing activities for the nine months ended September 30, 2002, resulted from the purchase of $14.0 million in short-term investments and $1.2 million in property and equipment offset by the sale and maturity of $10.0 million in short-term investments.

Financing Activities

Net cash generated by financing activities was $2.0 million and $1.4 million for the nine months ended September 30, 2003 and 2002, respectively. For the nine months ended September 30, 2003, net cash provided by financing activities was primarily attributable to net proceeds of $2.5 million from the purchase of common stock under the employee stock purchase plan and the exercise of employee stock options offset by the repayment of $530,000 in principal payments under capital lease obligations. For the nine months ended September 30, 2002, cash provided by financing activities was attributable primarily to net proceeds from the repayment of notes receivable from stockholders and a lesser extent the purchase of common stock under the employee stock purchase plan offset by principal repayments under capital lease obligations.

Commitments

At September 30, 2003, our principal commitments consisted of obligations outstanding under operating leases. The following summarizes our contractual obligations as of September 30, 2003 and the effect these contractual obligations are expected to have on our liquidity and cash flows in future periods.

	Payments Due By Period
	(in thousands)
	<1 Year	1-3 Years	4-5 Years	>5 Years	Total
Operating Leases	$644	$829	$22	$—	$1,495

Total	$644	$829	$22	$—	$1,495

Working Capital and Capital Expenditure Requirements

At September 30, 2003, we had stockholders’ equity of $31.9 million and working capital of $32.8 million. Included as a reduction to working capital is deferred revenue of $18.2 million, which will not require dollar for dollar of cash to settle, but will be recognized as revenue in the future. We believe that our existing cash balances will be sufficient to meet our working capital and capital expenditure requirements for at least the next 12 months.

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

License revenue is comprised of fees for term and perpetual licenses of our software. Perpetual license revenue is recognized using the residual method described in SOP 98-9 for arrangements in which licenses are sold with multiple elements. We allocate revenues on these licenses based upon the fair value of each undelivered element (for example, undelivered maintenance and support, training and consulting). The determination of fair value is based upon vendor specific objective evidence (VSOE). VSOE for maintenance and support is determined by the customer’s annual renewal rate for these services. VSOE for training or consulting is based upon separate sales of these services to other customers. Assuming all other revenue recognition criteria are met, the difference between the total arrangement fee and the amount deferred for each undelivered element is recognized as license revenue. Our perpetual arrangements may include contractual obligations such as rights to unspecified future products or initial maintenance extending over a period of time with no renewal rate, which requires license revenue to be taken ratably (monthly) over the contract period.

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

The following is an example of our revenue recognition for a term license. If we receive an order from a customer for a 36-month term license in December of a year, we would recognize only one month of license fees for that year even if that customer prepaid 12 months of the 36-month term. Pursuant to this arrangement, we would record one year of fees in accounts receivable and 11 months of fees in deferred revenue upon signing a new term license agreement, while recognizing only one month of revenue. As a result, our accounts receivable balance could represent a significant portion of our total revenue and increase our days sales outstanding (DSO) calculation.

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

Factors that May Affect Future Results

Our quarterly results are difficult to predict and may fluctuate, which may cause our stock price to decline.

Our quarterly revenue and operating results are difficult to predict and may fluctuate from quarter to quarter. As a result, we believe that quarter-to-quarter and year-to-year comparisons of our revenue and operating results are not necessarily meaningful, and that these comparisons may not be accurate indicators of future performance. Our operating results in some quarters may fall below our guidance or the expectations of securities analysts or investors, which would likely cause the market price of our common stock to decline.

Several factors that have contributed or may in the future contribute to fluctuations in our operating results include:

•	demand for our support and service automation software;

•	size and timing of customer orders and our ability to receive payment and recognize revenue in a given quarter;

•	the mix of license revenue from perpetual arrangements with up-front recognition versus license revenue from ratable arrangements;

•	the price and mix of products and services we or our competitors offer;

•	our ability to attract and retain customers;

•	the amount and timing of operating costs and capital expenditures relating to expansion of our business, infrastructure and marketing activities;

•	general economic conditions and their affect on our operations; and

•	the effects of external events such as terrorist acts and any related conflicts or similar events worldwide.

We license our support and service automation software under perpetual and term licenses. Perpetual licenses typically result in our immediate recognition of a larger amount of revenue in the particular quarter or period in which we grant the license and deliver the product as compared with term licenses. Revenue from a term license is recognized ratably on a monthly basis over the agreement term, which is typically three years. In addition, we typically derive a significant portion of our revenue each quarter from a number of orders received in the last month of a quarter. If we fail to close orders expected to be completed toward the end of a quarter, particularly if these orders are for perpetual licenses, which are representing an increasing percentage of our revenue, or if there is any cancellation of or delay in the closing of orders, particularly any large customer orders, our quarterly results would suffer.

Because a small number of customers have historically accounted for and may in future periods account for substantial portions of our revenue, our revenue could decline because of delays of customer orders.

A small number of customers have historically accounted for, and may in future periods account for, substantial portions of our revenue in any given quarter. For example, two, one and three customers accounted for 56%, 49% and 40% of our total revenue in the three months ended September 30, 2003, June 30, 2003 and March 31, 2003, respectively. One customer accounted for 16% of our total revenue and another customer accounted for 12% of our total revenue for the nine months ended September 30, 2003. Because a small number of customers are likely to continue to account for a significant portion of our revenue in any given, quarter, our revenue could decline because of the loss or delay of a single customer order or the failure of an existing customer to renew its term license. We may not obtain additional customers. The failure to obtain additional customers, particularly customers that purchase perpetual licenses, the loss or delay of customer orders and the failure of existing customers to renew licenses or pay fees due would harm our operating results.

We have a history of losses and only recently became profitable on a quarterly basis and may not maintain profitability.

We incurred net losses of approximately $78.9 million for the period from December 3, 1997 through September 30, 2003 and have only been profitable on a quarterly basis since the third quarter of 2002. If we fail to sustain or increase profitability, we may not be able to increase our number of employees in sales, marketing and research and development programs or increase our investments in capital equipment or otherwise execute our business plan.

Our sales cycle can be lengthy and if revenue forecasted for a particular quarter is not realized in that quarter, significant expenses incurred may not be offset by corresponding sales.

Our sales cycle for our support and service automation software typically ranges from three to nine months or more and may vary substantially from customer to customer. The purchase of our products and services generally involves a significant commitment of capital and other resources by a customer. This commitment often requires significant technical review, assessment of competitive products and approval at a number of management levels within a customer’s organization. While our customers are evaluating our products and services, we may incur substantial sales and marketing expenses and spend significant management effort to complete these sales. Any delay in completing sales in a particular quarter could cause our operating results to be below expectations.

We must achieve broad adoption and acceptance of our support and service automation products and services or we will not increase our market share or expand our business.

We must achieve broad market acceptance and adoption of our products and services or our business and operating results will suffer. Specifically, we must encourage our customers to transition from using traditional support and service methods to our support and service automation solutions. To accomplish this, we must:

•	continually improve the performance, features and reliability of our products and services to address changing industry standards and customer needs; and

•	develop integration with other support-related technologies.

If we fail to manage growth in our business effectively, then our infrastructure, management and resources might be strained and our ability to manage our business could be diminished.

If we experience rapid growth in the future, it will likely place a significant strain on our resources. For example, we are currently planning to hire additional sales, marketing and development personnel. Competition for the hiring of qualified employees in these areas is intense, and we may be unable to attract and retain the required personnel to meet our business objectives. In addition, if we experience significant and rapid growth, we may need to expand and otherwise improve our internal systems, including our management information systems, customer relationship and support systems, and operating, administrative and financial systems and controls. This effort may cause us to make significant capital expenditures or incur significant expenses, and divert the attention of management, sales, support and finance personnel from our core business operations, which may adversely affect our financial performance in one or more quarters. Moreover, our growth has resulted, and any future growth will result, in increased responsibilities of management personnel. Managing this growth will require substantial resources that we may not have or otherwise be able to obtain.

We are expanding our international operations and if our revenue from this effort does not exceed the expense of establishing and maintaining international operations, our business could suffer.

We are expanding the sales and marketing of our products and services and our operations into international markets, including in Europe and Asia. For example, we have recently opened a new office in India to conduct research and development. We have incurred and expect to incur costs and expend resources associated with commencing operations in a foreign country. We have limited experience in international operations and may not be able to compete effectively in international markets. If we do not generate enough revenue from international operations to offset the expense of these operations, our business and our ability to increase revenue and enhance our operating results could suffer. Risks we face in conducting business internationally include:

•	difficulties and costs of staffing and managing international operations;

•	differing technology standards and legal considerations;

•	longer sales cycles and collection periods;

•	dependence on local vendors;

•	difficulties in staffing and managing international operations, including the difficulty in managing a geographically dispersed workforce in compliance with diverse local laws and custom;

•	potential adverse tax consequences;

•	changes in currency exchange rates and controls;

•	restrictions on repatriation of earnings from our international operations; and

•	the effects of external events such as terrorist acts and any related conflicts or similar events worldwide.

If our existing customers do not renew term licenses or maintenance services or purchase additional products, our operating results could suffer.

Historically, we have derived, and expect to continue to derive, a significant portion of our total revenue from existing customers who purchase additional products and renew term licenses and maintenance services. A significant portion of our customers license our products under term licenses, which typically cover a period of three years. Our customers may not renew term licenses or maintenance services, purchase additional products and may not expand their use of our products. In addition, as we deploy new versions of our products or introduce new products, our current customers may not require or desire the functionality of our new products and may not ultimately purchase these products. If our customers do not renew term licenses or maintenance services or do not purchase additional products, our revenue levels and operating results could suffer.

Our product innovations may not achieve the market penetration necessary for us to expand our market share.

If we fail to develop new or enhanced versions of our support and service automation software in a timely manner or to provide new products and services that achieve rapid and broad market acceptance, we may not maintain or expand our market share. We may fail to identify new product and service opportunities for our current market or new markets that we enter into in the future. For example, in the near term, we intend to expand our business with managed service providers. In addition, our existing products will become obsolete if we fail to introduce new products or product enhancements that meet new customer demands, support new standards or integrate with new or upgraded versions of packaged applications. We have limited control over factors that affect market acceptance of our product and services, including:

•	the willingness of enterprises, including management service providers, to transition to support and service automation solutions; and

•	acceptance of competitors’ support and service automation solutions or other similar technologies.

Our software may not operate with the hardware and software platforms that are used by our customers now or in the future, and as a result our business and operating results may suffer.

We currently serve a customer base with a wide variety of constantly changing hardware, packaged software applications and networking platforms. Our applications are based on the Microsoft, Linux and Unix operating systems, and if we fail to release versions of our support and service automation software that are compatible with other operating systems, software applications or hardware devices used by our customers, our business and operating results would suffer. Our future success also depends on:

•	the ability of our product to inter-operate with multiple platforms and to modify our product as new versions of packaged applications are introduced and used by our customer base; and

•	our management of software being developed by third parties for our customers or for use with our products.

We may engage in investments or acquisitions that could divert management attention and prove difficult to integrate with our business and technology.

We may engage in investments in, or acquisitions of, complementary companies, products or technologies. If we fail to integrate successfully any future acquisitions, or the technologies associated with such acquisitions, into our company, the revenue and operating results of the combined company could decline. The process of integrating an acquired business, technology, service or product into our business and operations may result in unforeseen operating difficulties and expenditures. Acquisitions involve a number of other potential risks to our business, including the following:

•	potential adverse effects on our operating results, including unanticipated costs and liabilities, unforeseen accounting charges or fluctuations resulting from failure to accurately forecast the financial impact of an acquisition;

•	failure to integrate acquired products or technologies with our existing products, technologies and business model;

•	failure to integrate management information systems, personnel, research and development and marketing, sales and support operations;

•	potential loss of key employees from the acquired company;

•	diversion of management’s attention from other business concerns and disruption of our ongoing business;

•	difficulty in maintaining controls and procedures;

•	potential loss of the acquired company’s customers;

•	uncertainty on the part of our existing customers about our ability to operate on a combined basis;

•	failure to realize the potential financial or strategic benefits of the acquisition; and

•	failure to successfully further develop the acquired company’s technology, resulting in the impairment of amounts capitalized as intangible assets.

We rely on third-party technologies and our inability to use or integrate third-party technologies could delay product or service development.

We intend to continue to license technologies from third parties, including applications used in our research and development activities and technologies such as third-party search engine technology, which are integrated into our products and services. Our inability to obtain or integrate any of these technologies with our own products could delay product and service development until equivalent technology can be identified, licensed and integrated. These technologies may not continue to be available to us on commercially reasonable terms or at all. We may fail to successfully integrate any licensed technology into our products or services, which would harm our business and operating results. Third-party licenses also expose us to increased risks that include:

•	risks of product malfunction after new technology is integrated;

•	the diversion of resources from the development of our own proprietary technology; and

•	our inability to generate revenue from new technology sufficient to offset associated acquisition and maintenance costs.

Our failure to establish and expand third-party alliances would harm our ability to sell our support and service automation software.

We have several alliances with third parties that are important to our business. Our existing relationships include those with software and hardware vendors, and relationships with companies who provide outsourced support and service capabilities to enterprise customers. If these relationships fail, we may have to devote substantially more resources to the sales and marketing of our products and services than we would otherwise, and our efforts may not be as effective. For example, companies that provide outsourced support and services often have extensive relationships with our existing and potential customers and significant input in the purchase decisions of these customers. Our failure to maintain these existing technology relationships, or to establish new technology relationships with key third parties, could significantly harm our ability to sell our products and services.

We may need additional capital and if funds are not available on acceptable terms, we may not be able to hire and retain employees, fund our expansion or compete effectively.

We believe that our existing capital resources will enable us to maintain our operations for at least the next 12 months. However, if our capital requirements vary materially from those currently planned, we may require additional financing sooner than anticipated. This financing may not be available in sufficient amounts or on terms acceptable to us and may be dilutive to existing stockholders. If adequate funds are not available or are not available on acceptable terms, our ability to hire, train or retain employees, fund our expansion, take advantage of business opportunities, develop or enhance services or products or respond to competitive pressures would be significantly limited.

We may lose the services of our key personnel, which in turn would harm the market’s perception of our business and our ability to achieve our business goals.

Our success will depend on the skills, experience and performance of our senior management, engineering, sales, marketing and other key personnel. The loss of the services of any of our senior management or other key personnel, including Radha R. Basu, our president, chief executive officer and chairman, Brian Beattie, our executive vice president of finance and administration and chief financial officer, Scott W. Dale, our vice president of engineering and chief technical officer and Cadir B. Lee, our chief software officer, as well as Chris Grejtak, our senior vice president of marketing and chief marketing officer, and John Van Siclen, our senior vice president of worldwide field operations, both of whom joined us recently, could harm the market’s perception of our business and our ability to achieve our business goals. In addition, if the integration of new members of our senior management team does not go as smoothly as anticipated, it could negatively affect our ability to execute our business plans.

We must compete successfully in the support and service automation market or we will lose market share and our business will suffer.

We compete in markets that are highly competitive, subject to rapid change and significantly affected by new product introductions and other market activities of industry participants. We compete with a number of companies in the market for automated delivery of support and service and other vendors who may offer products or services with features that compete with specific elements of our software suites or with our component products. In addition, our customers and potential customers have developed or may develop support and service automation software systems in-house. We expect that internally developed applications will continue to be a principal source of competition in the foreseeable future.

The markets for our products are still rapidly evolving, and we may not be able to compete successfully against current and potential competitors. Our ability to expand our business will depend on our ability to maintain our technological advantage, introduce timely enhanced products to meet the growing support needs, deliver on-going value to our customers and scale our business. Our potential competitors may have longer operating histories, significantly greater financial, technical and other resources or greater name recognition than we do. Competition in our markets could reduce our market share or require us to reduce the price of products and services, which could harm our business, financial condition and operating results.

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

Our software contains features which may allow us or our customers to control, monitor or collect information from computers running the software without notice to the computing users. Therefore we may face claims about invasion of privacy or inappropriate disclosure, use or loss of this information. Any imposition of liability could harm our reputation, cause us to lose customers and cause our operating results to suffer.

Any system failure that causes an interruption in our customers’ ability to use our products or services or a decrease in their performance could harm our relationships with our customers and result in reduced revenue.

Our software may depend on the uninterrupted operation of our internal and outsourced communications and computer systems. These systems are vulnerable to damage or interruption from computer viruses, human error, natural disasters, electricity grid failures and intentional acts of vandalism and similar events. Our disaster recovery plan may not be adequate and business interruption insurance may not be enough to compensate us for losses that occur. These problems could interrupt our customers’ ability to use our support and service automation products or services, which could harm our reputation and cause us to lose customers and revenue.

We may not obtain sufficient patent protection, which could harm our competitive position, increase our expenses and harm our business.

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

Our products depend on and work with products containing complex software and if our products fail to perform properly due to errors in the software, we may need to devote resources to correct the errors or compensate for losses from these errors and our reputation could be harmed.

Our products depend on complex software, both internally developed and licensed from third parties. Also, our customers may use our products with other companies’ products which also contain complex software. Complex software often contains errors and may not perform properly. These errors could result in:

•	delays in product shipments;

•	unexpected expenses and diversion of resources to identify the source of errors or to correct errors;

•	damage to our reputation;

•	lost sales;

•	demands, claims and litigation and related defense costs; and

•	product returns, refunds or other damages claims.

If our products fail to perform properly due to errors, bugs or similar problems in the software, we could be required to devote valuable resources to correct the errors or compensate for losses from these errors. Furthermore, if our products are found to contain errors or bugs, whether resulting from internally developed or third-party licensed software, our reputation with our customer base could be harmed and our business could suffer.

We rely upon trademarks, copyrights and trade secrets to protect our proprietary rights and if these rights are not sufficiently protected, it could harm our ability to compete and to generate revenue.

We rely on a combination of laws, such as patents, copyright, trademark and trade secret laws, and contractual restrictions, such as confidentiality agreements and licenses, to establish and protect our proprietary rights. Our ability to compete and grow our business could suffer if these rights are not adequately protected. Our proprietary rights may not be adequately protected because:

•	laws and contractual restrictions may not adequately prevent misappropriation of our technologies or deter others from developing similar technologies; and

•	policing unauthorized use of our products and trademarks is difficult, expensive and time-consuming, and we may be unable to determine the existence or extent of this unauthorized use.

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

Because our support and service automation software is designed to support businesses operating over the Internet, our success depends on the continued growth and levels of performance of Internet usage.

Because a majority of our products are designed to support businesses operating over or benefiting from the Internet, the success of our business will depend on the continued improvement of the Internet as a convenient means of consumer interaction and commerce, as well as an efficient medium for the delivery and distribution of information by enterprises to their employees and extended enterprise. Because global commerce on the Internet and the online exchange of information is evolving, we cannot predict whether the Internet will continue to be a viable commercial marketplace or whether access to the Internet via a broadband connection will continue to be widely adopted.

We may experience a decrease in market demand due to uncertain economic conditions in the United States and in international markets, which has been further exacerbated by the concerns of terrorism, war and social and political instability.

Economic growth in the United States and international markets has slowed significantly and the United States economy has been in a recession. The timing of a full economic recovery is uncertain. In addition, the terrorist attacks in the United States and turmoil in the Middle East have increased the uncertainty in the United States economy and may further exacerbate the decline in economic conditions, both domestically and internationally. Terrorist acts and similar events, or war in general, could contribute further to a slowdown of the market demand for goods and services, including support and service automation software. If the economy declines as a result of the recent economic, political and social turmoil, or if there are further terrorist attacks in the United States or elsewhere, we may experience decreases in the demand for our products and services, which may harm our operating results.

Governmental regulation and legal changes could impair the growth of the Internet and decrease demand for our products or increase our cost of doing business.

The laws and regulations that govern our business can change rapidly. Any change in laws and regulations could impair the growth of the Internet and could reduce demand for our products, subject us to liability or increase our cost of doing business. The United States government and the governments of states and foreign countries have attempted to regulate activities on the Internet and the distribution of software. Also, in 1998, the Internet Freedom Act was enacted into law, which imposed a three-year moratorium on state and local taxes on Internet-based transactions. In late 2001, this moratorium was extended for two years. In January 2003, several members of Congress proposed a bill that would make the moratorium on state and local taxes on Internet-based transactions permanent. Failure to renew this moratorium or to pass a bill that would permanently prohibit state and local taxes on Internet-based transactions would allow states to impose taxes on Internet-based commerce. This might harm our business directly and indirectly by harming the businesses of our customers, potential customers and the parties to our technology relationships. The applicability to the Internet of existing laws is uncertain and may take years to resolve. Evolving areas of law that are relevant to our business include privacy laws, intellectual property laws, proposed encryption laws, content regulation and sales and use tax laws and regulations.

We may be required to change our business practices if there are changes in accounting regulations and related interpretations and policies.

Accounting standards groups and regulators are actively re-examining various accounting policies, guidelines and interpretations related to revenue recognition, expensing stock options, income taxes, investments in equity securities, facilities consolidation, accounting for acquisitions, allowances for doubtful accounts and other financial reporting matters. These standards groups and regulators could promulgate interpretations and guidance that could result in material and potentially adverse changes to our business practices and accounting policies.

New rules and regulations for public companies may increase our administrative costs.

The Sarbanes-Oxley Act of 2002, as well as new rules subsequently implemented by the Securities and Exchange Commission, have required changes in corporate governance practices of public companies. In addition to final rules and rule proposals already made by the Securities and Exchange Commission, Nasdaq has proposed revisions to its requirements for listed companies. We expect these new rules and regulations to increase our legal and financial compliance costs, and to make some activities more time-consuming and costly. We also expect these new rules and regulations to make it more difficult and more expensive for us to obtain director and officer liability insurance, and we may be required to accept reduced coverage or incur substantially higher costs to obtain coverage. These new rules and regulations could also make it more difficult for us to attract and retain qualified members of our board of directors, particularly to serve on our audit committee, and qualified executive officers.

The market price for our common stock may be particularly volatile, and our stockholders may be unable to resell their shares at a profit.

The market price of our common stock has been subject to significant fluctuations and may continue to fluctuate or decline. The stock markets have experienced significant price and trading volume fluctuations. The market for technology stocks has been particularly volatile and frequently reaches levels that bear no relationship to the past or present operating performance of those companies. General economic conditions, such as recession or interest rate or currency rate fluctuations in the United States or abroad, could negatively affect the market price of our common stock. In addition, our operating results may not meet the expectations of securities analysts and investors. If this were to occur, the market price of our common stock would likely significantly decrease.

A decline in our stock price could result in securities class action litigation against us. Securities class action litigation diverts management attention and could harm our business.

In the past, securities class action litigation has often been brought against public companies after periods of volatility in the market price of securities. For example, in November 2001, a securities class action lawsuit was filed against us. We may again in the future be a target of similar litigation. Securities litigation could result in substantial costs and divert management’s attention and resources, which could harm our ability to execute our business plan.

Our directors and executive officers own a significant portion of our common stock and this concentration of ownership may allow them to elect most of our directors and could delay or prevent a change in control of SupportSoft.

Our directors and executive officers collectively beneficially own approximately 17% of our outstanding common stock as of September 30, 2003. These stockholders, if they vote together, will be able to influence significantly all matters requiring stockholder approval. For example, they may be able to elect most of our directors, delay or prevent a transaction in which stockholders might receive a premium over the market price for their shares or prevent changes in control or management.

We have implemented anti-takeover provisions that could make it more difficult to acquire us.

Our certificate of incorporation, our bylaws and Delaware law contain provisions that may inhibit potential acquisition bids for us and prevent changes in our management. Certain provisions of our charter documents could discourage potential acquisition proposals and could delay or prevent a change in control transaction. These provisions of our charter documents could have the effect of discouraging others from making tender offers for our shares, and as a result, these provisions may prevent the market price of our common stock from reflecting the effects of actual or rumored takeover attempts. These provisions may also prevent changes in our management.

These provisions include:

•	authorizing only our chief executive officer or a majority of our board of directors to call special meetings of stockholders;

•	establishing advance notice procedures with respect to stockholder proposals and the nomination of candidates for election of directors, other than nominations made by or at the direction of the board of directors or a committee of the board of directors;

•	prohibiting stockholders action by written consent;

•	eliminating cumulative voting in the election of directors; and

•	authorizing the issuance of shares of undesignated preferred stock without a vote of stockholders.

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

At September 30, 2003, our cash and cash equivalents consisted primarily of money market funds held by large institutions in the U.S. and our short-term investments were primarily invested in government debt securities, corporate bonds and auction backed securities maturing or resetting in less than eighteen months.

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

PART II: OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

In November 2001, a class action lawsuit was filed against us and two of our officers in the United States District Court for the Southern District of New York. The lawsuit alleged that our registration statement and prospectus dated July 18, 2000 for the issuance and initial public offering of 4,250,000 shares of our common stock contained material misrepresentations and/or omissions, related to alleged inflated commissions received by the underwriters of the offering. The defendants named in the lawsuit are SupportSoft, Radha Basu, Brian Beattie, Credit Suisse First Boston Corporation, Bear, Stearns & Co. Inc. and FleetBoston Robertson Stephens Inc. The lawsuit seeks unspecified damages as well as interest, fees and costs. Similar complaints have been filed against 55 underwriters and more than 300 other companies and other individual officers and directors of those companies. All of the complaints against the underwriters, issuers and individuals have been consolidated for pre-trial purposes before U.S. District Court Judge Scheindlin of the Southern District of New York. On June 26, 2003, the plaintiffs announced that a proposed settlement between the issuer defendants and their directors and officers had been reached. As a result of the proposed settlement, which is subject to court approval, our insurance carrier will be responsible for any payments other than attorneys’ fees prior to June 1, 2003. On September 2, 2003, plaintiffs’ executive committee advised the court that individuals identified as lead plaintiffs in six of the consolidated IPO cases, one of them being the action against us, were unwilling to serve as class representatives, and sought leave to seek new class representatives. If new class representatives do not come forward, the cases may be permitted to proceed as individual actions. As a result, there would be some risk that the proposed settlements would not go forward as contemplated, or that a settlement of an individual action against us would not ensure that we would not be subject to future actions from absent members of the former putative class. If plaintiffs’ executive committee is unsuccessful in identifying persons willing to serve as class representatives for all purposes, plaintiffs’ counsel may seek court approval to proceed with a settlement-only class representative. On October 20, 2003, the Company was advised by a member of the plaintiffs’ executive committee that steps will be taken shortly to substitute a new class representative into the case. While we cannot predict with certainty the outcome of the litigation or whether the settlement will be approved, we believe that the claims against us and our officers are without merit.

We are also subject to other routine legal proceedings, as well as demands, claims and threatened litigation, that arise in the normal course of our business. The ultimate outcome of any litigation is uncertain, and either unfavorable or favorable outcomes could have a material negative impact. Regardless of outcome, litigation can have an adverse impact on SupportSoft because of defense costs, diversion of management resources and other factors.

ITEM 6. EXHIBITS AND REPORTS OF FORM 8-K.

(a) Exhibits.

31.1	Chief Executive Officer Section 302 Certification.

31.2	Chief Financial Officer Section 302 Certification.

32.1	Statement of the Chief Executive Officer under 18 U.S.C. § 1350*

32.2	Statement of the Chief Financial Officer under 18 U.S.C. § 1350*

* The certifications filed as Exhibits 32.1 and 32.2 are not deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934 and are not to be incorporated by reference into any filing of the Company under the Securities Exchange Act of 1933 or the Securities Exchange Act of 1934, whether made before or after the date hereof irrespective of any general incorporation by reference language contained in any such filing, except to the extent that the registrant specifically incorporates it by reference.

(b) Reports on Form 8-K.

On July 14, 2003, we filed a Form 8-K furnishing under item 12 our press release announcing our financial results for the quarter ended June 30, 2003. The information contained in this Form 8-K shall not be deemed “filed” with the SEC as a result of its reference herein.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

October 20, 2003

SUPPORTSOFT, INC.

By:	/s/ BRIAN M. BEATTIE
Brian M. Beattie Executive Vice President of Finance and Administration and Chief Financial Officer (Principal Financial Officer, Chief Accounting Officer and Duly Authorized Signatory)

EXHIBIT INDEX TO SUPPORTSOFT, INC.

QUARTERLY REPORT ON FORM 10-Q

FOR THE QUARTER ENDED SEPTEMBER 30, 2003

Exhibit Number	Description

31.1	Chief Executive Officer Section 302 Certification

31.2	Chief Financial Officer Section 302 Certification

32.1	Statement of Chief Executive Officer Under 18 U.S.C. § 1350*

32.2	Statement of Chief Financial Officer Under 18 U.S.C. § 1350*

* The certifications filed as Exhibits 32.1 and 32.2 are not deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934 and are not to be incorporated by reference into any filing of the Company under the Securities Exchange Act of 1933 or the Securities Exchange Act of 1934, whether made before or after the date hereof irrespective of any general incorporation by reference language contained in any such filing, except to the extent that the registrant specifically incorporates it by reference.