Form 10-K
period 2003-12-31
SUPPORTSOFT INC
filed 2004-03-11
CIK 1104855

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2003

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

Common Stock, $.0001 par value

(Title of Class)

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes ☒    No ☐

The aggregate market value of the registrant’s common stock, $.0001 par value, held by non-affiliates of the registrant was approximately $114,342,257 based upon the closing price as of June 30, 2003. Shares of common stock held by each executive officer, director, and stockholders known by the registrant to own 5% or more of the outstanding stock based on Schedule 13G filings and other information known to us, have been excluded since such persons may be deemed affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

As of March 1, 2004, there were 42,069,751 shares of registrant’s common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of registrant’s definitive proxy statement (the “Proxy Statement”) to be mailed to stockholders in connection with its 2004 annual meeting of stockholders scheduled to be held on May 25, 2004 are incorporated by reference into Part III of this report. Except as expressly incorporated by reference, the registrant’s Proxy Statement shall not be deemed to be part of this report.

SUPPORTSOFT, INC.

FORM 10-K

FOR FISCAL YEAR ENDED DECEMBER 31, 2003

FORWARD-LOOKING STATEMENTS

The statements contained in this Report on Form 10-K that are not purely historical are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, including statements regarding our expectations, beliefs, intentions or strategies regarding the future. Words such as “anticipates,” “expects,” “intends,” “plans,” “believes,” “seeks,” “estimates” and similar expressions identify such forward-looking statements. These forward-looking statements are subject to risks and uncertainties that could cause actual results to differ materially from those indicated in the forward-looking statements. These are statements that relate to future periods and include statements relating to anticipated features and benefits of our products and services; statements by independent research firms relating to industry statistics and projections and the potential effect of not deploying service and support automation solutions; statements relating to our mission and strategy and components of our strategy, including our intentions to expand our market reach, to continue to develop or potentially acquire advanced support and service technologies, to expand our presence in corporate enterprises, to expand our international operations, to create new sales entry points, to increase our share of the broadband service provider market, to focus certain marketing efforts on some of our new component products, to foster an environment to obtain customer feedback, to expand our employee base and build our sales, marketing, customer support, technical and operational resources, to expand by acquiring businesses and to continue to increase customer return on investment; our expectations as to benefits we may derive from our strategic alliances and distribution relationships, expected results, cash flows and expenses, including those related to sales and marketing, research and development and general and administrative; expected revenue and sources of revenue; and make-up of revenue, expected impact, if any, of legal proceedings; the adequacy of liquidity and capital resources; growth in business and operations; and the effect of recent accounting pronouncements. Factors that could cause actual results to differ materially from those predicted, include but are not limited to, our dependence on a small number of relatively large orders, our ability to attract and retain customers for existing and new services and to achieve adoption and acceptance of our products and services, the ability of our products to achieve market penetration, the ability to use or integrate third-party technologies and to expand infrastructure to meet the demand for our services, our ability to expand internationally, our ability to control expenses, the success of our strategic relationships, the continued acceptance of term license agreements, lack of renewals or payments for license agreements, the impact of international conflict and continued economic downturns in either domestic or foreign markets and the resulting changes in the amount of technology spending by customers and prospects, the rapid pace of technological change and the strength of competitive offerings. Additional factors, which could cause actual results to differ materially, include those set forth in the following discussion, and, in particular, the risks discussed in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Other Factors Affecting our Business and Operating Results.” These forward-looking statements speak only as of the date hereof. Unless required by law, we undertake no obligation to update publicly any forward-looking statements.

PART 1

ITEM 1.	BUSINESS.

Overview

We are a leading provider of support and service management software designed to accelerate and automate enterprise technical support, customer service and end-point management. We refer to this as real-time service management software. Our software solutions are utilized by enterprises to service customers, partners or employees either directly or as part of an outsourced solution from managed service providers, and by consumers and businesses through digital service providers. We believe that our real-time service management software, including its self-healing and mass-healing capabilities that preemptively diagnose and resolve software problems, allows organizations to keep up with the growing complexity and cost of IT infrastructure and related support and service problems. Organizations can benefit from our software by reducing costs and improving productivity and customer satisfaction by keeping key software and technology-based services operating and accessible on devices when using the Internet, or cable, wireless and wireline networks.

Our software suites and component products offer organizations automated alternatives to phone support or on-site visits by technical professionals. These traditional approaches are typically labor intensive, time consuming and costly methods of resolving support, service and end-point management problems. Organizations can utilize our software to help preempt, respond to and resolve support problems for their employees, customers or business partners. IT departments can use our software to proactively address technical problems before they occur, to respond more effectively to their employees when problems do occur through our self-healing and mass-healing capabilities, to enable knowledge-based self-service and to help the ongoing management of their technical resources and computing assets through automated discovery and management functionality. Similarly, broadband and other digital service providers utilize our software throughout their customer networks to help acquire subscribers through automated installation and self-provisioning of services, retain subscribers via enhanced technical support and grow their business relationship with subscribers over time through automated provisioning of new added-value services such as home networking, virus protection services and patch and update services.

Enterprises that have purchased our products and services include: ADP, Inc., Bank of America Corporation, Cisco Systems, Inc., IBM Corporation, The Procter & Gamble Company, Siebel Systems, Inc., Sony Electronics, Inc. and Thomson Financial Inc.; managed service providers that have purchased our products to provide outsourced services to enterprises include: Accenture Limited, Affiliated Computer Services, Inc., CompuCom Systems, Inc., Computer Sciences Corporation, IBM Global Services and Perot Systems Corporation; and digital service providers incorporating our software into their service offerings include: Adelphia Communications Corporation, BellSouth Corporation, Charter Communications, Inc., Comcast Corporation, Cox Communications, Inc., SBC Communications, Inc., TeliaSonera, AB, Time Warner Cable and UPC Nederland.

Industry Background

Technology has become a critical and fundamental element of business operations. The proliferation of technologies throughout an organization’s business network includes personal computers and mobile devices, as well as customer-, supplier- and consumer-oriented technologies such as sales kiosks and digital service and supplier networks. We believe that organizations depend on the reliability and accessibility of their IT infrastructure to compete successfully. Given this dependence, organizations face increasing costs and challenges related to managing, and supporting these complex, distributed and diverse technology environments. In addition, as the Internet and Internet-based networks become a primary medium of business activity, organizations must be able to respond rapidly and proactively to the business challenges related to keeping the wide variety of computing end-points that operate in their networks accessible, available and performing in line with business requirements. Traditional approaches to resolving support and service issues and managing end-points have proven to be inefficient and difficult to scale in meeting the requirements of consumers and business users. We believe a real-time service management platform allows organizations to keep up with the growing complexity and cost of IT infrastructure and related support and service problems.

Enterprises

IT support and service departments of enterprises are tasked with supporting employees’ needs within a complex infrastructure consisting of multiple networks, operating systems and devices with remote access alternatives. In addition to maintaining uptime of the IT environment, the often resource-constrained departments must manage ongoing modifications to the IT environment through configurations, upgrades, migrations and provisioning of IT assets. As enterprises extend technology-based service offerings to their customers, enterprise IT professionals will have the additional burden of servicing and supporting these customer facing, revenue generating offerings. This will further increase the negative impact that poorly performing enterprise technology infrastructure could have on the overall performance of the enterprise. International Data Corporation, or IDC, an independent research firm, estimates that enterprises spent $4.0 billion on customer service and support, and PC and device management software during 2002, and projects that this spending will increase to $6.1 billion by 2006, representing a compound annual growth rate of 11%.

Given the reliance on IT for internal and external activities, enterprises have sought ways to more effectively and efficiently manage IT resources, prevent and address resource failure, provide technical support and service, accelerate installation of additional IT resources and support end user activities. Traditional approaches to addressing these challenges included reliance upon heavily staffed internal IT help desks and call centers, on-site support professionals and third-party vendor support. These approaches to meeting technical support and service needs have generally proven to be ineffective for enterprises given their costly and time-intensive nature and the difficulty to scale across expanding and distributed business networks. Gartner, Inc., an independent research firm, estimates that service and support costs account for 71% to 77% of the total cost of ownership for an enterprise’s desktop or notebook computer.

We provide enterprises with a full spectrum of automated capabilities, including self-healing and mass-healing, that enable them to support and service their customers, partners and employees and manage their overall IT infrastructure more effectively. Our support and service capabilities are available to enterprises directly or through outsourced relationships with managed service providers. Enterprises that utilize our solutions can improve end user productivity and reduce technology support and service costs by reducing manual interventions, duplicative processes, technology downtime and more efficiently managing IT resources.

Digital Service Providers

The increasing availability of broadband delivery options and value-added services such as home networking, video on demand, or VoD, and voice over Internet protocol, or VoIP, are driving broadband subscriber growth. RHK, an independent research firm, estimates that the number of worldwide broadband access subscribers was 63 million in 2002, and projects that the number of subscribers will grow to 227 million by 2007, representing a compound annual growth rate of 29%. A broad range of digital service providers including cable companies, wireless and wireline network operators and device manufacturers have invested heavily across the globe to address and profit from the growing demand. Individual service providers continue to seek solutions that enable them to increase profitability per digital subscriber and overall return on investment. We believe that the ability to address the growing number of subscriber technical support and service issues are critical to successfully acquiring new subscribers, reducing subscriber turnover, introducing new services and increasing overall customer satisfaction.

Challenging support and service issues emerge at the outset of a potential subscriber’s decision to purchase a broadband service and stem from the often time-consuming and difficult installation process. The challenges typically continue through resolving difficulties related to properly accessing broadband or digital services due to the need to address complex technical issues such as clearing a browser cache or configuring a number of interconnected network devices. In the past, resolution of these issues has typically involved an inconvenient or difficult to schedule on-site visit or phone support from call center personnel with limited knowledge of subscriber difficulties who often are not able to properly diagnose and resolve users’ problems.

We provide digital subscribers with a range of automated and intuitive self-install capabilities that facilitate use of new and existing service provider offerings. We also allow users to manage service offerings post-installation through self-service capabilities that enable subscribers to resolve technical service issues without requiring contact with technical service professionals. Service providers that provide our automation software to end users benefit from increased user satisfaction and profitability that stems from reducing delays in subscriber access of new and existing services, reducing costs of subscriber support and service and enhancing the overall user experience.

We believe that there is a significant opportunity to help enterprises and digital service providers automate their technical support, customer service and end-point management processes. Our real-time service management software can help these organizations avoid and resolve problems quickly and cost effectively, while improving productivity and user satisfaction.

Strategy

Our objective is to be the global leader of real-time service management software for enterprises and digital service providers. Key elements of our strategy include:

Extend our Support and Service Automation Leadership

We intend to extend our leadership position with our core products in customer service automation and enterprise technical support to end-point management to offer our customers a more comprehensive real-time service management platform. This includes extending our self-healing and mass-healing capabilities. In the enterprise market, we intend to deepen our presence based on our experience in technical support to provide a broader end-point management solution. In the digital service providers market, we intend to expand into related applications and enhanced digital services, including VoD, VoIP and next generation consumer applications such as digital media and video games. We intend to continue to offer our customers the flexibility to purchase and use our software in a variety of ways, including on an outsourced basis from managed service providers, embedded in computing devices from original equipment manufacturers, through a hosted delivery model or directly from us. By providing a comprehensive, real-time service management platform, we enable our enterprise and digital service provider customers to preempt, resolve and respond faster and more efficiently to service and support issues related to IT systems, wireline and wireless networks, personal computers, servers, mobile devices and software applications.

Maintain and Enhance Technology Leadership Position

We intend to continue to devote significant resources to technology development in order to introduce new suites and component products. Our products are designed to provide self-healing and mass-healing capabilities, manage and resolve difficult technical service and support problems across a variety of devices, including personal computers, servers and mobile devices. As Internet access and digital media expand through increasing adoption of new technologies, we intend to continue to invest significant resources in developing technologies that enhance the personalization, automation and overall effectiveness of our product offerings to meet requirements of next generation devices and technology. We intend to continue to foster an environment to obtain feedback from our customers through our customer advisory councils to provide us with valuable customer insights that we can integrate into future generations of our products.

Expand International Presence

We currently derive a substantial majority of our sales from our North American operations. We believe there is a significant opportunity to increase penetration of our products and services outside of North America. Currently, we have international offices in Australia, Germany, India, Japan, Singapore and the United Kingdom. We intend to further expand our sales, including direct and indirect channels, marketing and support efforts in Asia, Europe and India. For example, we believe the European digital service provider market represents a key growth opportunity for us.

Expand Relationships with Managed Service Providers

We have developed relationships with key managed service providers to address growing customer demand for outsourced IT services. Enterprises are increasingly outsourcing a growing portion of their IT responsibility to managed service providers such as CSC and IBM Global Services. Managed service providers use our software to differentiate their outsourced IT management solutions and enable us to expand our reach to potential customers. We intend to enhance our current relationships and develop new relationships with managed service providers and to devote additional resources to sales, support and research and development in support of this effort.

Pursue Strategic Acquisitions

We believe that acquisitions of complementary technologies may allow us to expand our product offerings, augment our distribution channels and expand our market opportunities or broaden our customer base. We have acquired technology in the past to expand our product offerings and may in the future evaluate and pursue similar opportunities.

Products

Our software products enable enterprises and digital service providers to automate the delivery and management of technical service and support. Our real-time service management products automate the traditionally manual operations of technical support, customer service and end-point management. Our software provides self-healing capabilities by recognizing, diagnosing and resolving potential problems prior to an impact on the user either with or without user involvement or the user requesting assistance. The architecture of our products are built on a common software platform. This platform, based on a set of patented technologies, serves as the foundation for SupportSoft’s software products.

We sell our software to enterprises and digital service providers as comprehensive suites and as component products. Our comprehensive suites offer customers integrated solutions to address a broad range of service and support issues, whereas our component solutions enable customers to address specific pain points.

SupportSoft Suites

We have three comprehensive software suites, Resolution Suite, Service Automation Suite—Broadband and Knowledge Center Suite, to address the unique needs of different market requirements. We also intend to release a fourth suite in 2004, which will be known as Service Automation Suite—Video.

Resolution Suite.    Resolution Suite is our principal product offering for corporate enterprises interested in providing support automation to their employees. Resolution Suite enables organizations to reduce support costs and increase user productivity by automating the support of employees and devices through self-healing and mass-healing capabilities. Resolution Suite can decrease the volume of calls that a help desk receives, increase call resolution rates, minimize issue escalations and prevent costly desk-side visits by IT professionals.

Resolution Suite works across a wide range of software applications, hardware platforms and mobile devices. The suite utilizes the User Center and Support Center application modules, which are described in detail in “Technology.” Furthermore, Resolution Suite is not dependent on preloaded software or agents on the end-user’s machine, and consequently it can be deployed via browser plug-ins that are downloaded when the end-user first requests support.

Service Automation Suite—Broadband.    Service Automation Suite—Broadband has been designed to address the unique needs of broadband service providers, whether the broadband delivery is via digital subscriber line, DSL, or cable. It is a fully integrated, comprehensive solution designed to automate all aspects of subscriber assistance, from connection through the ongoing support during the customer lifecycle. Service Automation Suite—Broadband can decrease the volume of calls that a service provider receives, increase call resolution rates and minimize issue escalations and prevent expensive customer visits, or truck rolls.

Service Automation Suite—Broadband has been developed using SupportSoft’s core support automation infrastructure. The suite utilizes the User Center and Support Center application modules, which are described in detail in “Technology.” Service Automation Suite—Broadband is not dependent on preloaded software or agents on the subscriber’s machine, and consequently it can be deployed via browser plug-ins that are downloaded when the subscriber first requests support.

Service Automation Suite—Video.    Service Automation Suite—Video is designed to expand our product offerings to the digital service providers market. We expect to release the new suite in early 2004. We have announced an alliance with Scientific-Atlanta’s SciCare Broadband Services to bring this product to market. We expect that this new suite will offer many of the same benefits as our existing Service Automation Suite—Broadband, except that it will be targeted at the digital video providers.

Knowledge Center Suite.    Knowledge Center Suite is a knowledge automation solution that provides web-based access to an organization’s various knowledge bases to enable users and support analysts to help themselves. The Knowledge Center Suite allows employees, customers, partners and support professionals to gain self-service knowledge access through a natural language search engine that can provide them with precise answers to their questions based on a personal profile of their software or hardware characteristics. Support professionals can gain more advanced personalized access to a company’s various repositories of information to assist in resolving their own problems or those of other users. This support resource can reduce the number of phone calls and other manual processes typically associated with knowledge retrieval.

Knowledge Center Suite is designed to allow an organization’s support professionals to easily and rapidly author new content with powerful but easy-to-use personalization. Knowledge Center Suite also includes reporting capabilities that track the effectiveness of the content, allowing service and support professionals to update ineffective answers within their knowledge base, so that only precise answers are readily available to questions posed by requestors.

SupportSoft Component Products

In addition to our software suites, we provide component software products that can be purchased individually or in combination with our other offerings. These products are generally available at lower price points than a comprehensive software suite and address specific needs for enterprises and digital service providers. Our component products are designed to work together easily.

Auto Discovery and Metering.    Auto Discovery and Metering is a component product designed to discover detailed information about an organization’s personal computing software and hardware. It can remotely and automatically gather hundreds of details about a computing device, populate a central database with information about user devices and report on what is being used, by whom and how often. As a result, the product allows organizations to manage personal computing resources, monitor the utilization of their software applications and determine whether such use is in compliance with applicable licenses. Using the product’s reporting feature, organizations can determine when they should re-deploy software licenses for optimum usage, remove unlicensed software from users’ machines and better allocate hardware to individuals or departments. The information generated from the software can help an organization cost effectively manage its technology assets through more efficient deployment and higher license utilization.

RemoteAssist.    RemoteAssist is a component product designed to enable IT support analysts to remotely take control of a user’s Microsoft Windows computing system, with the user’s permission, to speed problem resolution. By remotely managing and controlling a device, a support analyst can diagnose problems in detail, including whether the problem is at the application, hardware or operating system level, determine the necessary action to resolve the problem and implement the resolution. No complex software installation or re-boot of the computer is required and a complete audit trail of all remote sessions is retained to expedite resolution should the problem be encountered again.

Request, Resolve and Notify.    Request, Resolve and Notify (RRN) can help companies speed issue resolution, increase customer satisfaction levels, and reduce service and support costs through efficient, timely and reliable management of support and service requests.

For IT support analysts, RRN provides for logic-based routing and queuing of requests, and the automatic collection of pertinent, permission-based technical information, such as hardware and OS information from employee or customer PCs. These capabilities, combined with an intuitive Web-based user interface, can provide analysts with more accurate and personalized information about user problems, so the issues can be resolved more quickly

SmartAccess.    SmartAccess is a component product designed to provide digital service providers with the capabilities to automatically determine if a subscriber’s computing system is adequately qualified for a broadband connection and, if so, enables self-installation and activation of high-speed Internet services. Once connected, SmartAccess also allows subscribers to easily order, install and configure additional value-added services such as home networking. SmartAccess complements the functionality of the Service Automation Suite—Broadband.

HomeNet.    HomeNet is a component product designed to offer digital service providers a wide range of capabilities to streamline the entire home networking process for broadband subscribers including installation, configuration and ongoing support.

LiveAssist.    LiveAssist is a component product designed to provide high-volume call center organizations and IT help desks with the ability to service online customers with a scalable, interactive chat solution.

Technology

Our technology consists of a software platform, application modules and core intellectual property. Our technology is designed to enable our suites and component products to be extended and easily adapt to and integrate with varying environments.

Real-Time Service Management Platform

Real-Time Service Management Platform, formerly called our Problem Resolution Platform, is the foundation upon which all of our other modular products and suites are installed and operated. Real-Time Service Management Platform provides a single point of integration for all of our suites and component products.

The platform supports a high degree of scalability using industry standard web server infrastructure and supports datacenter practices such as load balancing, clustering and data partitioning. Our products are web- based and cross-platform and provide similar functionality on a variety of web servers, application servers, operating systems and databases. The architecture has been used in implementations that have scaled beyond one million devices.

Real-Time Service Management Platform includes common services that are shared by many of our products, allowing for faster product development, more flexible behavior and consistent usability. Common services include user and group management, security, user interface navigation, database access, XML handling, reporting and integration.

The platform provides web interface frameworks designed to house component functionality for users, support professionals, system administrators and authors. These interfaces are designed to allow personalized, securable views depending on which component products are installed. The user and group management services provide for internal management as well as integration with various user directory standards systems such as Active Directory and lightweight directory access protocol, or LDAP. In normal practice, installation of new products would enable additional capabilities within one or more interfaces.

The database access is centralized within the platform to provide a common interface to the supported Microsoft, Oracle and IBM databases. The reporting services provide a common structure for authoring reports and a hierarchy for report organization as additional products are installed. Numerous integration points are provided by the platform to exchange incident information, leverage existing directories for security and group management and retrieve additional content.

Standards.    Real-Time Service Management Platform and products built upon it utilize many open standards to facilitate their development, implementation and use, including standards for communication between systems, data storage, transfer, reporting, integration and user interface abstraction, as well as development standards. In addition, our products leverage many platform and language specific standards. For the customizable portions of our software, we use widely accepted development standards in order to make customization simpler.

Application Modules

User Center.    User Center provides users with self-healing and automated self-service capabilities to resolve problems and questions that would otherwise require a call to the contact center or help desk. User Center acts as the user’s personalized, context-sensitive support assistant, identifying and automatically solving problems before they cause users to experience problems. User Center provides a single source of information for addressing software and system malfunctions and responding to users’ queries.

Support Center.    Support Center provides a centralized support infrastructure and software components for analysts to provide remote assisted service, enterprise-wide problem resolution and administration of the overall support environment. Support Center provides support analysts with the ability to deliver context-sensitive diagnosis and resolution of user problems.

Support Center is designed to enable the support organization to identify and solve problems for a large number of users across the organization before user productivity becomes impaired, which we refer to as mass healing. The administration capabilities of the Support Center provide centralized user management, usage and status reporting, storage maintenance, security administration and instructions for the Center. The Support Center manages characteristics and privileges for users and support analysts and reports on support activities. The Support Center is designed to provide customizable levels of privileges for users and support analysts and records support activities.

Web Administrator.    Web Administrator is designed to provide a centralized web interface for management of the entire system. Our modular architecture is used to provide varying levels of control to different administrators while still housing all of the administration features in one place. The administration capabilities of the Web Administrator include common platform services such as security, reporting and user management as well as product specific administration.

Content Center.    Content Center is designed to provide an authoring environment with content versioning, security and workflow. As products are installed, new types of content and additional tools may become available including an integrated development environment for automated solutions that leverages multiple scripting languages, debugging and context-sensitive help.

Complementary Technologies

We work closely with our customers to understand how our alliances can provide the greatest benefit, whether it be for ease of integration with legacy applications, a complement to existing user support applications or to leverage a fully developed knowledge base. Through this customer dialogue, we have integrated with a variety of call tracking systems, including Amdocs (formerly Clarify), Peregrine, PeopleSoft and BMC’s Remedy. We have also worked with M-Tech, Qarbon and RightAnswers to provide additional depth and content to current functionality.

Core Intellectual Property

Our core intellectual property is fundamental to our platform and product offering. We have six patents related to our SmartIssue, DNA Probe and Software Vault technologies and three additional patents pending. The following is a summary of our core intellectual property:

SmartIssue Technology.    Our patented SmartIssue technology is designed to automatically collect relevant information about a user, system and problem. This information is delivered to the support professional only upon the user’s consent. Based on this information, SmartIssue technology is designed to automatically and intelligently connect users to the support tools, personnel and communication channels that best address the support issue.

SmartResult System.    The SmartResult system combines SmartIssue information with advanced search technology to automate problem resolution for how-to questions to help deliver the best, most precise answer to an inquiry. The SmartResult system can target users based upon defined characteristics such as which department the user is in, whether the user is a mobile user or whether the user speaks a foreign language.

DNA Probe.    Our patented DNA Probe can provide detailed data about users, their system and their software. DNA Probe technology is designed to automatically identify the characteristics of each user’s software applications and operating system components and tracks them over time. This personalized data can be used to filter through large amounts of information, compare historical data and highlight potential fundamental causes of problems. For example, DNA Probe technology automatically identifies all of the network settings for each individual user, including the network address, machine name, Internet configuration and the specific drivers for their network card. DNA Probe can learn about an individual computing environment to efficiently provide a user with personalized support solutions.

SupportAction.    SupportAction is a custom packaged support solution, or active content, that is designed to enable the automation of common support requirements, such as solving problems or answering questions. Support analysts create a SupportAction using a point-and-click interface. Support organizations can program existing applications, commands and content into a SupportAction to turn static information into automated knowledge. For example, the support organization could integrate a diagnostic program into a SupportAction so that the user can automatically perform the steps described by the diagnostics program. A SupportAction can accommodate many scripting languages and a wide range of content.

DNA Infrastructure.    DNA Infrastructure provides a common mechanism for the distribution and application of changes to one or more devices. This infrastructure is used across our products so that changes made to a user’s device are consistent, reversible and recorded. Repair to a user’s device, comparison of one device to another, installation, modification and distribution can all be achieved using our DNA Infrastructure. Support solutions are easier to develop with this infrastructure because steps that are done manually are potentially error-prone and are replaced by automatic and consistent mechanisms. DNA Infrastructure facilitates rapid development and can reduce the cost of on-going maintenance.

Nexus.    Nexus acts as an intermediary that enables our products to communicate if a firewall or other device prevents direct communication or if direct communication is unreliable or impossible. Our products communicate directly with each other using secure protocols, even through firewalls and other network components often restrict direct communication across the Internet.

Software Vaults.    Software Vault is designed to provide efficient and redundant storage, retrieval and management of support content. Files and programs for supported applications, operating system components and all SupportActions are stored in the Software Vault. Once a user’s problem is diagnosed, the solution in the form of files, programs and other information, is delivered to the user from the Software Vault.

Sales and Distribution

We sell our software directly to enterprises, managed service providers and digital service providers and indirectly through distribution alliances. Currently, we manage regional sales resources in the United States, Canada, the United Kingdom, Germany, Singapore, Australia and Japan.

We have established reseller relationships that deliver our solutions to multiple markets. We believe these relationships allow us to benefit from their marketing and lead generation capabilities, and are intended to increase geographic sales coverage and to address other market opportunities. These relationships are complementary to our direct sales effort.

Customers

Our support and service automation software is utilized by Global 2000 enterprise customers, managed service providers, broadband and digital services providers and other organizations.

Customers with revenue or orders of $100,000 or greater during 2002 and 2003 include:

Enterprises and Managed Service Providers	Digital Service Providers

3M Company

ADP, Inc.

Assurant Group

Bank of America Corporation

British Telecommunications plc

Cisco Systems, Inc.

Delta Air Lines, Inc.

Dimension Data Network Services Ltd.

Fujitsu Siemens Computers GmbH

General Electric Company

Health Care Services Corp. of America

Intuit Inc.

Lockheed Martin Corporation

Merrill Lynch, Pierce, Fenner & Smith Incorporated

NEC Corporation

The Procter & Gamble Company

RWE Systems, AG

Schlumberger Omnes, Inc.

Siebel Systems, Inc.

Sony Electronics, Inc.

Telewest Communications, PLC

Thomson Financial Inc.

Washington Mutual, Inc.

Accenture Limited

Affiliated Computer Services, Inc.

Automated Systems (HK) Limited

Cap Gemini Ernst & Young UK plc

CGI Group, Inc.

CompuCom Systems, Inc.

Computer Sciences Corporation

Eagle Alliance

Hewlett-Packard Company

IBM Corporation

Perot Systems Corporation

Adelphia Communications Corporation

Belgacom, NV

BellSouth Corporation

Charter Communications, Inc.

Comcast Corporation

Cox Communications, Inc.

SBC Communications, Inc.

TeliaSonera, AB

Time Warner Cable

Tiscali S.p.A.

UPC Nederland

Alliances

We establish software and hardware alliances to ensure that our support and service automation software can be integrated with the software and hardware technology infrastructure of our customers. We engage in alliances that we believe can enhance our solution or can assist customers in gaining more return on their investment from our software. We have existing alliances with software and hardware vendors such as IBM Corporation, Siebel Systems, Inc. and Sony Electronics, Inc. For example, we have entered into an alliance with Siebel Systems, Inc., which has licensed our software for incorporation in its Employee Relationship Management, or ERM, software product for resale to its customers.

We have formed relationships with managed service providers that represent a key customer base as a strategic delivery option for our products. We have developed relationships with key managed service providers, including Accenture Limited, Affiliated Computer Services, Inc., Automated Systems (HK) Limited, Cap Gemini Ernst & Young UK plc, CompuCom Systems, Inc., Computer Sciences Corporation, IBM Global Services and Perot Systems Corporation, to address growing customer demand for outsourced IT management services. Managed service providers seek ways to provide new value and increase service levels to current and prospective customers. Our software can help managed service providers differentiate their IT solutions by improving customer satisfaction and reducing the time and expense to resolve technical problems for a customer’s software applications. In addition, managed service providers enable us to reach a segment of the market that would otherwise be difficult for us to address.

We have formed a relationship with Scientific-Atlanta’s SciCare Broadband Services to develop the Service Automation Suite—Video. We believe this alliance will allow us to develop products that cable providers can use to reduce costs and offer better service to their customers.

Global Services

Our Global Services organization provides professional service offerings to our customers ranging from architectural design to ongoing support. Our Global Services group provides solutions for our customers that can be used across all or parts of their organizations. Its capabilities are principally divided into five areas:

•	Implementation. Provides architectural design, transformation, product integration and deployment services.

•	Education. Trains customers and those parties with whom we have alliances in the design, implementation and use of our products.

•	Technical Support. Responds to design, feature, implementation and deployment questions.

•	Customer Care. Provides ongoing assistance to optimize customer communication and feedback for smooth technology deployment, including using our own software to provide an Internet support portal, entitled ExpertExchange, as well as regular user group forums by which customers can assist each other in discussing product issues and opportunities.

•	Strategic Services. Educates customers on “best practices” for supporting and servicing users and encouraging users to move from traditional support processes, such as a phone call to the help desk, to an automated approach, in order to accelerate the customer’s return on investment.

Under our standard maintenance contract, our customers receive generally available upgrades, corrections, enhancements and updates to the products they have licensed.

Research and Development

We devote a substantial portion of our resources to developing new and enhanced versions of our support and service automation software, conducting product testing and quality assurance testing and improving our core technologies. Fundamental to our research and development strategy are rapid product develop cycles, continuous improvement and customer feedback. We believe that customers serve as an extension of our research and development process by providing us with valuable feedback from their hands-on usage to assist with our product improvements, implementation services and new market opportunities and strategy. We have created a customer advisory council with a representative sample of our customers to formalize this input.

Our research and development expenditures were approximately $9.2 million in 2003, $8.8 million in 2002 and $12.6 million in 2001. We expect to continue to devote significant resources to research and development for the foreseeable future.

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

Copyright, Trademark and other Proprietary Rights

Our trademarks and service marks include SupportSoft and related designs, Support.com and related designs, the “support man” logo, ContextResponse Technology, DNA, DNA Probe, HomeNet, LiveAssist, Nexus, RapidReset, Resolution Suite, Resolution Suite Integration Toolkit, Satisfaction Suite, SmartAccess, SmartIssue, SmartResult, SupportAction and SupportTrigger. We claim common law rights for other marks. Third parties may infringe or misappropriate our copyrights, trademarks and similar proprietary rights. We rely on a combination of copyright, trade secret, trademark and contractual protection to establish and protect our proprietary rights that are not protected by patent. We also enter into confidentiality agreements with our employees and consultants involved in product development. We routinely require our employees, customers and potential business partners to enter into confidentiality agreements before we will disclose any sensitive aspects of our business. Also, we require employees to agree to surrender to us any proprietary information, inventions or other intellectual property they generate or come to possess while employed by us. These precautions may not prevent misappropriation or infringement of our intellectual property.

Competition

We compete in markets that are highly competitive, subject to rapid change and significantly affected by new product introductions and other market activities of industry participants. Although we do not believe there is one principal competitor in the market for all aspects of our support and service automation solutions for the enterprise and digital service provider markets, we do compete with a number of companies in the market for automated delivery of support and service and other vendors who may offer products or services with features that compete with specific elements of our suite solutions or with our component products.

Software companies we encounter in competitive situations include a broad range of public and private companies. Our principal competition comes from public companies such as Altiris, Inc., Computer Associates International, Inc., Novadigm, Inc., Primus Knowledge Solutions, Inc. and ServiceWare Technologies, Inc. and private companies such as Motive, Inc. and RightNow Technologies, Inc. In addition, we expect that internally developed applications will continue to be a significant source of competition in the foreseeable future. We believe that the principal competitive factors in our market include the following:

•	product functionality;

•	demonstrated return-on-investment;

•	breadth of platform and integrated architecture;

•	quality and performance and reputation of solutions;

•	pricing;

•	implementation services and support; and

•	product innovation.

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

Employees

As of December 31, 2003, we had 170 full-time employees. None of our employees are covered by collective bargaining agreements. We believe our relations with our employees are good.

SEC Filings and Other Available Information

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

Our telephone number is 650-556-9440 and our website address is located at http://www.supportsoft.com. The information contained in our website does not form any part of this Annual Report on Form 10-K. However, we make available free of charge through our website our Annual Report on Form 10-K, our quarterly reports on Form 10-Q, our current reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934 as soon as reasonably practicable after we electronically file this material with, or furnish it to, the SEC. In addition, we also make available on http://www.supportsoft.com/investors our Code of Ethics and Business Conduct for Employees, Officers and Directors. This Code is also available in print without charge to any person who requests it by writing to:

SupportSoft, Inc.

Investor Relations

575 Broadway

Redwood City, CA 94063

ITEM 2.	PROPERTIES.

Our corporate headquarters are located in Redwood City, California, where we lease approximately 23,600 square feet under a lease that expires in May 2005, with an option to extend, in our discretion, for an additional two years. As of December 31, 2003, we also leased office space in 12 other cities. The terms of these leases expire beginning in January 2004 and ending in October 2006, and automatically renew unless earlier terminated. We will likely require additional space to meet our needs within the next 12 months.

ITEM 3.	LEGAL PROCEEDINGS.

In November 2001, a class action lawsuit was filed against us and two of our officers in the United States District Court for the Southern District of New York. The lawsuit alleged that our registration statement and prospectus dated July 18, 2000 for the issuance and initial public offering of 4,250,000 shares of our common stock contained material misrepresentations and/or omissions, related to alleged inflated commissions received by the underwriters of the offering. The defendants named in the lawsuit are SupportSoft, Radha Basu, Brian Beattie, Credit Suisse First Boston Corporation, Bear, Stearns & Co. Inc. and FleetBoston Robertson Stephens Inc. The lawsuit seeks unspecified damages as well as interest, fees and costs. Similar complaints have been filed against 55 underwriters and more than 300 other companies and other individual officers and directors of those companies. All of the complaints against the underwriters, issuers and individuals have been consolidated for pre-trial purposes before U.S. District Court Judge Scheindlin of the Southern District of New York. On June 26,

2003, the plaintiffs announced that a proposed settlement between the issuer defendants and their directors and officers had been reached. As a result of the proposed settlement, which is subject to court approval, we anticipate that our insurance carrier will be responsible for any payments other than attorneys’ fees prior to June 1, 2003. On September 2, 2003, plaintiffs’ executive committee advised the court that the lead plaintiff in the action against us was unwilling to serve as a class representative, and sought leave to seek a new class representative. On October 20, 2003, we were notified that a new class representative would be substituted into the case against us, but our attempts to formally confirm this substitution have not been successful. At a court conference on March 4, 2004, plaintiffs’ executive committee advised the court that the negotiators for plaintiffs and issuers have agreed on the terms of the settlement. The parties must still submit settlement documentation to the court for approval. While we cannot predict with certainty the outcome of the litigation or whether the settlement will be approved, we believe that the claims against us and our officers are without merit.

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

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

No matters were submitted to a vote of security holders during the fourth quarter of the year ended December 31, 2003.

Executive Officers of the Registrant

Our executive officers and their ages as of March 10, 2004, are:

Name	Age	Position
Radha R. Basu	53	Chief Executive Officer, President and Chairman of the Board
Brian M. Beattie	50	Chief Financial Officer and Executive Vice President of Finance and Administration
Scott W. Dale	34	Chief Technical Officer and Vice President of Engineering
Cadir B. Lee	32	Chief Software Officer
Lucille K. Hoger	50	Vice President of Services
Chris Grejtak	54	Senior Vice President of Marketing and Chief Marketing Officer
John Van Siclen	47	Senior Vice President of Worldwide Field Operations

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

Scott W. Dale.    Mr. Dale co-founded SupportSoft and has served as the Chief Technical Officer of SupportSoft since its incorporation in December 1997. He assumed the role of Vice President of Engineering of SupportSoft in April 2000. From January 1997 to December 1997, Mr. Dale served as a software consultant for M&I Data Services, a financial transaction software company. From July 1992 to January 1997, Mr. Dale served as a software consultant to Hewlett-Packard Company, a computing and imaging solutions provider company. Mr. Dale holds a B.S. in computer science from Stanford University.

Cadir B. Lee.    Mr. Lee co-founded SupportSoft and has served as the Chief Software Officer of SupportSoft since its incorporation in December 1997. From 1995 to 1997, Mr. Lee served as a software consultant to Hewlett-Packard Company, a computing and imaging solutions provider company. Mr. Lee holds a B.S. in biological sciences and a B.A. in music from Stanford University.

Lucille K. Hoger.    Ms. Hoger has served as the Vice President of Services of SupportSoft since February 2000. From 1996 to 2000, Ms. Hoger served as the Chief Operating Officer at ConnectInc.com, an e-commerce software company. From 1992 to 1995, she served as a principal for Gemini Consulting, an affiliate of Cap Gemini, a consulting company. Ms. Hoger holds a B.A. in accounting from Southwest Texas State University.

Chris Grejtak.    Mr. Grejtak has served as the Senior Vice President of Marketing, Chief Marketing Officer of SupportSoft since May 2003. From August 2002 to May 2003, Mr. Grejtak served as the Senior Vice President of worldwide marketing for Portal Software, Inc., a billing solutions company. From February 2001 to June 2002, Mr. Grejtak served as Chief Marketing Officer of Broadvision, an enterprise portal software company. From December 1999 to December 2000, Mr. Grejtak served as the Chief Executive Officer of Viquity Corporation, a business-to-business infrastructure company. From December 1996 to December 1999, Mr. Grejtak served as the Executive Vice President of Marketing at Brio Technology, an enterprise business intelligence company. Mr. Grejtak holds a B.A. in sociology from Middlebury College.

John Van Siclen.    Mr. Van Siclen has served as the Senior Vice President of Worldwide Field Operations of SupportSoft since August 2003. Prior to joining SupportSoft, from January 2002 to April 2003, Mr. Van Siclen served as President, Chief Executive Officer and director of Interwoven, Inc., a content management software company. From May 2001 to January 2002, he served as the Senior Vice President and Chief Operating Officer of Interwoven, and from December 1999 to April 2001, he served as Interwoven’s Vice President of Corporate and Business Development. Prior to joining Interwoven, Mr. Van Siclen served as President and Chief Executive Officer of Perspecta, Inc., an Internet software company, from February 1996 to November 1999. Perspecta was acquired by Excite@Home in October 1999. Mr. Van Siclen holds a B.A. in history from Princeton University.

PART II

ITEM 5.	MARKET FOR THE REGISTRANT’S COMMON STOCK AND RELATED STOCKHOLDER MATTERS.

Market of Common Stock

Our common stock has been traded publicly on the Nasdaq National Market under the symbol “SPRT” since July 19, 2000. Before July 19, 2000, there was no public market for our common stock. The following table sets forth the highest and lowest sale price of SupportSoft’s common stock for the quarters indicated:

	High	Low
Fiscal Year 2002:
First Quarter	$8.05	$3.02
Second Quarter	$4.87	$2.55
Third Quarter	$2.84	$1.75
Fourth Quarter	$4.00	$1.95
Fiscal Year 2003:
First Quarter	$4.29	$1.89
Second Quarter	$7.81	$2.20
Third Quarter	$12.05	$6.25
Fourth Quarter	$15.25	$10.69

Holders of Record

As of March 1, 2004, there were approximately 244 holders of record (not including beneficial holders of stock held in street name) of the common stock.

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

Use of Proceeds from Sales of Registered Securities

On November 21, 2003, we closed the sale of a total of 6,000,000 shares of our Common Stock at a price of $12.00 per share in a firm commitment underwritten public offering. In connection with the offering, we granted an option to the underwriters to purchase up to an additional 900,000 shares for up to 30 days after the offering to cover over-allotments, if any. On December 1, 2003, we closed the sale of a total of 900,000 shares of our Common Stock pursuant to the exercise of the underwriters’ over-allotment option. The offering was effected pursuant to a Registration Statement on Form S-3 (File No. 333-109752), which the Securities and Exchange Commission declared effective on November 18, 2003. The managing underwriters in the offering were Deutsche Bank Securities Inc., Citigroup Global Markets Inc., Lehman Brothers Inc., First Albany Capital Inc. and RBC Dain Rauscher Inc.

Of the $82,800,000 in aggregate proceeds raised by us in the offering:

1.	approximately $4.3 million was paid to the underwriters in connection with the underwriting discount;

2.	approximately $766,000 was paid by us in connection with offering expenses, printing fees, listing fees, filing fees, accounting fees and legal fees; and

3.	the remainder of the proceeds from the offering has been invested in interest bearing, investment grade marketable securities and used for general corporate purposes, including working capital and capital expenditures. As of December 31, 2003, approximately $77.7 million was invested in money market funds and short-term U.S. government securities.

Securities Authorized for Issuance Under Equity Compensation Plans

Information regarding the securities authorized for issuance under our equity compensation plans can be found under Item 12 of this Report.

ITEM 6.	SELECTED FINANCIAL DATA.

The information set forth below is not necessarily indicative of results of future operations and should be read with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the consolidated financial statements and related notes included in Items 7 and 8 of Part II of this Form 10-K.

	Year Ended December 31,
	2003	2002	2001	2000	1999
	(in thousands, except per share data)
Consolidated Statements of Operations Data:
Revenue:
License fees	$40,885	$31,260	$22,534	$13,732	$2,642
Services	12,386	9,900	7,896	4,934	569

Total revenue	53,271	41,160	30,430	18,666	3,211

Costs and expenses:
Cost of license fees	369	289	621	1,405	4
Cost of services	6,846	5,883	6,234	5,910	965
Amortization of purchased technology	—	1,580	2,812	1,158	—
Research and development	9,199	8,834	12,637	10,913	2,348
Sales and marketing	22,038	22,464	27,482	22,754	7,924
General and administrative	5,405	5,637	6,131	4,325	1,845
Amortization of deferred compensation	—	578	4,271	10,787	3,809

Total costs and expenses	43,857	45,265	60,188	57,252	16,895

Income (loss) from operations	9,414	(4,105)	(29,758)	(38,586)	(13,684)
Interest income, net	502	640	1,578	1,718	170

Loss before income taxes	9,916	(3,465)	(28,180)	(36,868)	(13,514)
Provision for income taxes	(496)	(177)	—	—	—

Net income (loss)	9,420	(3,642)	(28,180)	(36,868)	(13,514)

Accretion on redeemable convertible preferred stock	—	—	—	(885)	(1,072)

Net income (loss) attributable to common stockholders	$9,420	$(3,642)	$(28,180)	$(37,753)	$(14,586)

Basic net income (loss) per share attributable to common stockholders	$0.27	$(0.11)	$(0.91)	$(2.09)	$(2.20)

Shares used in computing basic net income (loss) per common share	34,682	32,486	31,078	18,102	6,643

Diluted net income (loss) per share attributable to common stockholders	$0.25	$(0.11)	$(0.91)	$(2.09)	$(2.20)

Shares used in computing diluted net income (loss) per common share	38,048	32,486	31,078	18,102	6,643

	December 31,
	2003	2002	2001	2000	1999
	(in thousands)
Consolidated Balance Sheet Data:
Cash, cash equivalents and short-term investments	$121,414	$30,615	$26,272	$51,513	$12,489
Working capital	114,089	23,918	22,945	41,853	10,478
Total assets	139,044	42,160	46,363	70,572	17,692
Long-term obligations	—	67	1,590	3,385	2,277
Redeemable convertible preferred stock	—	—	—	—	21,449
Accumulated deficit	(75,534)	(84,954)	(81,312)	(53,132)	(16,264)
Total stockholders’ equity (deficit)	114,006	23,147	24,297	46,159	(12,473)

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The statements contained in this Report on Form 10-K that are not purely historical are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, including statements regarding our expectations, beliefs, intentions or strategies regarding the future. Words such as “anticipates,” “expects,” “intends,” “plans,” “believes,” “seeks,” “estimates” and similar expressions identify such forward-looking statements. These forward-looking statements are subject to risks and uncertainties that could cause actual results to differ materially from those indicated in the forward-looking statements. These are statements that relate to future periods and include statements relating to anticipated features and benefits of our products and services; statements by independent research firms relating to industry statistics and projections and the potential effect of not deploying service and support automation solutions; statements relating to our mission and strategy and components of our strategy, including our intentions to expand our market reach, to continue to develop or potentially acquire advanced support and service technologies, to expand our presence in corporate enterprises, to expand our international operations, to create new sales entry points, to increase our share of the broadband service provider market, to focus certain marketing efforts on some of our new component products, to foster an environment to obtain customer feedback, to expand our employee base and build our sales, marketing, customer support, technical and operational resources, to expand by acquiring businesses and to continue to increase customer return on investment; our expectations as to benefits we may derive from our strategic alliances and distribution relationships, expected results, cash flows and expenses, including those related to sales and marketing, research and development and general and administrative; expected revenue and sources of revenue; and make-up of revenue, expected impact, if any, of legal proceedings; the adequacy of liquidity and capital resources; growth in business and operations; and the effect of recent accounting pronouncements. Factors that could cause actual results to differ materially from those predicted, include but are not limited to, our dependence on a small number of relatively large orders, our ability to attract and retain customers for existing and new services and to achieve adoption and acceptance of our products and services, the ability of our products to achieve market penetration, the ability to use or integrate third-party technologies and to expand infrastructure to meet the demand for our services, our ability to expand internationally, our ability to control expenses, the success of our strategic relationships, the continued acceptance of term license agreements, lack of renewals or payments for license agreements, the impact of international conflict and continued economic downturns in either domestic or foreign markets and the resulting changes in the amount of technology spending by customers and prospects, the rapid pace of technological change and the strength of competitive offerings. Additional factors, which could cause actual results to differ materially, include those set forth in the following discussion, and, in particular, the risks discussed in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Other Factors Affecting our Business and Operating Results.” These forward-looking statements speak only as of the date hereof. Unless required by law, we undertake no obligation to update publicly any forward-looking statements.

Overview

We develop, market and distribute support and service management software designed to accelerate and automate enterprise technical support, customer service and end-point management. We refer to this as real-time service management software. Our software solutions are utilized by three types of customers:

•	Enterprises, to service customers, partners and employees

•	Managed service providers, to assist with providing technology outsourcing services to enterprises

•	Digital service providers, to provide installation and support for the broadband Internet services they provide to their subscribers

In spite of an extremely difficult economic climate in which many organizations reduced their information technology budgets, we have delivered consecutive quarters of revenue and earnings growth over the last ten quarters. In addition, we have been cash flow positive for the most recent eight consecutive quarters and profitable for the most recent six consecutive quarters. We attribute our success to several factors, including but not limited to the:

•	Positive return on investment and other measurable benefits we provide to our customers including reducing operating costs and improving customer satisfaction;

•	Ability of our products and patented technologies to address the needs of various types of customers;

•	Increasing availability and adoption of broadband Internet services, creating a demand for our products from digital service providers particularly in the United States where seven of the top nine providers are customers of ours; and

•	Cumulative effect of ratable revenue streams.

Our revenue consists mostly of software license fees. We license our software under term and perpetual licenses. We also derive revenue from services and support, which include license maintenance, consulting services and training. These sources of revenue provide either a “ratable” revenue stream or “immediate” revenue. We define “ratable revenue” as revenue recurring on a monthly basis for a certain period of time which is typically the amount of time the customer is entitled to a certain benefit of software or services. As an example, ratable revenue is derived from the sale of a term license in which the customers have the right to use the software, and to receive maintenance, for a limited period of time, typically 36 months. As another example, ratable revenue is derived from the sale of annual maintenance services related to software licenses purchased in perpetuity. Ratable revenue is distinguished from “immediate revenue” which is essentially revenue recognized at one point in time. For example, the sale of a perpetual software license can result in the recognition of that entire license sale in the period in which the license agreement is consummated unless the agreement contains terms that would require revenue deferral, such as payment terms beyond our standard practice or the right to receive future products, in which case the revenue is generally recognized as the payments become due or upon delivery of the products. Among the many factors we use in evaluating our business, we consider the mix of ratable revenue and immediate revenue for visibility into our future revenues.

Like many companies operating in the ever-changing high technology industry, we cannot provide assurances that our growth trend can be sustained. Our future financial performance may be challenged by a weak economy if capital spending and the demand for enterprise wide software continues to decrease. In addition, competitive pressures, including from new competitors or alliances or mergers among competitors, could reduce our market share or require us to reduce the price of products and services, thereby impacting our operating results. The high growth that we have achieved with our high-speed Internet software products may be hard to repeat as we have obtained a large share of the broadband Internet service provider market in the United States. Furthermore, we typically derive a portion of our revenue each quarter from a number of orders received in the last month of a quarter. If we fail to close orders expected to be completed toward the end of a quarter, particularly if these orders are for perpetual licenses or large customer orders, our quarterly results would suffer. In conjunction with this, as further described under results of operations, immediate revenue has become a larger percentage of our total revenue, which results in less ratable revenue streams and more dependence on a few customers for a substantial portion of our revenue in any one quarter.

To address the challenges discussed above, we intend to pursue various opportunities. For example, we intend to continue to invest in product development and technologies to enhance our current products and service offerings and to develop new products and services, including digital video cable products for digital service providers. We will use the proceeds from our follow-on offering in November 2003 to expand our operations on several fronts. We intend to invest in the expansion of our international operations, which have generated only 14% of our total revenue in the last two years and to aggressively pursue international digital service providers, as well as other customer types, in these international markets. We also intend to expand our distribution channels through alliances with managed service providers and other software vendors and to expand our employee base and build our sales, marketing, customer support, technical and operational resources. We may seek to accomplish these expansions by acquiring businesses that possess products, technology, or operations that are complementary to our existing operations. However, the process of integrating an acquired business, technology, service or product into our business and operations may result in additional risks, including unforeseen operating difficulties and expenditures.

We intend the discussion of our financial condition and results of operations that follows to provide information that will assist in understanding our financial statements, the changes in certain key items in those financial statements from year to year, and the primary factors that accounted for those changes, as well as how certain accounting principles, policies and estimates affect our financial statements.

Critical Accounting Policies and Estimates

In preparing our consolidated financial statements in conformity with accounting principles generally accepted in the United States, we make assumptions, judgments and estimates that can have a significant impact on our net revenue, operating income and net income, as well as on the value of certain assets and liabilities on our consolidated balance sheet. We base our assumptions, judgments and estimates on historical experience and various other factors that we believe to be reasonable under the circumstances. Actual results could differ materially from these estimates under different assumptions or conditions. On a regular basis we evaluate our assumptions, judgments and estimates and make changes accordingly. We believe that the assumptions, judgments and estimates involved in the accounting for revenue recognition, allowance for doubtful accounts, valuation allowance and realization of deferred income tax assets have the greatest potential impact on our consolidated financial statements, so we consider these to be our critical accounting policies. We discuss below the critical accounting estimates associated with these policies. Historically, our assumptions, judgments and estimates relative to our critical accounting policies have not differed materially from actual results. For further information on the critical accounting policies, see Note 1 of our Notes to Consolidated Financial Statements.

Revenue Recognition

We recognize revenue in accordance with current generally accepted accounting principles that have been prescribed for the software industry. Revenue recognition requirements in the software industry are very complex and are subject to change. Our revenue recognition policy is one of our critical accounting policies because revenue is a key component of our results of operations and is based on complex rules which require us to make judgments. In applying our revenue recognition policy we must determine which portions of our revenue are recognized currently and which portions must be deferred. In order to determine current and deferred revenue, we make judgments with regard to future deliverable products and services and the appropriate pricing for those products and services. Our assumptions and judgments regarding future products and services could differ from actual events.

We do not record revenue on sales transactions when the collection of cash is in doubt at the time of sale. Rather, revenue is recognized from these transactions as cash is collected. The determination of collectibility requires significant judgment.

Allowance for Bad Debt

We maintain reserves for estimated credit losses resulting from the inability of our customers to make required payments. A considerable amount of judgment is required when we assess the realization of receivables, including assessing the probability of collection and the current credit-worthiness of each customer. If the financial condition of our customers were to deteriorate, resulting in an impairment of their ability to make payments, additional reserves may be required.

Accounting for Income Taxes

As part of the process of preparing consolidated financial statements, we are required to estimate our income taxes in each of the tax jurisdictions in which we operate. This process involves management’s estimation of our actual current tax exposure together with an assessment of temporary differences resulting from different treatments between tax and accounting of certain items. These differences result in net deferred tax assets and liabilities, which are included within the consolidated balance sheet. We must then assess the likelihood that the deferred tax assets will be recovered from future taxable income and to the extent we believe that recovery is not likely, we must establish a valuation allowance. To the extent we establish a valuation allowance or adjust this allowance in a period, we must include a tax expense or benefit within the tax provision in the statement of operations.

Results of Operations

The following table presents certain consolidated statement of operations data for the periods indicated as a percentage of total net revenue.

	Years Ended December 31,
	2003	2002	2001
Revenue:
License fees	77%	76%	74%
Services	23	24	26

Total revenue	100	100	100

Costs and expenses:
Cost of license fees	1	1	2
Cost of services	13	14	21
Amortization of purchased technology	0	4	9
Research and development	17	21	42
Sales and marketing	41	55	90
General and administrative	10	14	20
Amortization of deferred compensation	0	1	14

Total costs and expenses	82	110	198

Income (loss) from operations	18	(10)	(98)
Interest income, net	1	2	5

Income (loss) before income taxes	19	(8)	(93)
Income tax expense	(1)	(1)	—

Net income (loss)	18%	(9)%	(93)%

Years ended December 31, 2003, 2002 and 2001

Revenue

($ in thousands)

	2003	% Change 2002 to 2003	2002	% Change 2001 to 2002	2001
License fees	$40,885	31%	$31,260	39%	$22,534
Services	12,386	25%	9,900	25%	7,896

Total net revenue	$53,271	29%	$41,160	35%	$30,430

Revenue.    Revenue increased by 29% in 2003 as compared to 2002 and 35% in 2002 as compared to 2001. The increase in revenues was primarily due to greater demand for our software products, an expansion of our product offerings and an increase in maintenance associated with an increase in our perpetual license agreements.

Revenue from customers outside the United States accounted for approximately 14% of our total revenue in both 2003 and 2002, and 19% of our total revenue in 2001. Although the percentage of revenue we recognize in the future from international customers will vary from period to period, we currently anticipate that revenue from international customers will represent approximately 10% to 20% of total revenue over the next 12 months.

License fees.    License fees were $40.9 million in 2003, $31.3 million in 2002 and $22.5 million in 2001. License fees increased by approximately $9.6 million, or 31%, in 2003 from 2002 and increased approximately $8.7 million, or 39%, in 2002 from 2001. The increase in license revenue from 2003 to 2002 was primarily due to greater demand for our software products, an expansion of our product offerings and changes in our license revenue mix towards perpetual arrangements where typically more revenue is recognized in the period that the license arrangements are signed than as compared to term license arrangements. The increase in our license revenue from 2002 to 2001 was also attributed to an increase in our license revenue mix to more perpetual arrangements, an expansion of our product offerings as well as the recognition of a full year of ratable-based license revenue in 2002 and 2001 from arrangements entered into in previous years.

Services revenue.    Services revenue was $12.4 million in 2003, $9.9 million in 2002 and $7.9 million in 2001. Services revenue increased by approximately $2.5 million, or 25%, in 2003 from 2002 and increased approximately $2.0 million, or 25%, in 2002 from 2001. The increase in services revenue in 2003 from 2002 was due primarily to increased maintenance revenue associated with the increase in our license revenue mix to more perpetual arrangements, which resulted in an overall increase in the number of maintenance contracts. The increase in services revenue in 2002 from 2001 was due primarily to increased implementation, training and consulting services and maintenance revenue due to an increase in the total number of customers.

For the years ended December 31, 2003, 2002 and 2001, ratable license revenue represented approximately 29%, 40% and 55% of total revenue, respectively. The decrease in ratable license revenue is largely related to new customers electing to purchase perpetual licenses as well as existing customers who initially licensed our software on a term license basis choosing, at or near the end of the initial term, to renew their licenses under a perpetual license basis. Although the percentage of revenue we recognize in the future from ratable licensing arrangements will vary from period to period, we currently anticipate that revenue from such arrangements will represent approximately 25% to 30% of total revenue over the next 12 months. We anticipate that revenue we recognize on an immediate basis from perpetual licensing arrangements will be approximately 45% to 55% of total revenue over the next 12 months. As we continue to enter into more perpetual licenses rather than term licenses in the future, we will experience a larger impact on our near-term results of operations and less predictability for future results due to our recognition of all of the license fees as revenue at the time we enter into these perpetual license arrangements rather than our recognition of revenue over the life of a term license. Although the percentage of revenue we recognize in the future from services will vary from period to period, we currently anticipate that revenue from services will represent approximately 20% to 25% of total revenue over the next 12 months.

For the years ended December 31, 2003 and 2002, one single customer accounted for 17% and 12% of our total revenue, respectively. For the year ended December 31, 2002, another customer accounted for 11% of our total revenue. For the year ended December 31, 2001, no single customer accounted for 10% or more of our total revenue.

Cost of license fees and services and the amortization of purchased technology

($ in thousands)

	2003	% Change 2002 to 2003	2002	% Change 2001 to 2002	2001
Cost of license fees	$369	28%	$289	(53)%	$621
Cost of services	6,846	16%	5,883	(6)%	6,234
Purchased technology	—	N/A	1,580	(44)%	2,812

Total cost of revenues	$7,215	7%	$7,752	(20)%	$9,667

Cost of license fees.    Cost of license fees consists primarily of costs related to third-party software royalty fees under license arrangements for technology embedded into our products. Cost of license revenue was $369,000 in 2003, $289,000 in 2002 and $621,000 in 2001. Cost of license revenue increased approximately $80,000, or 28%, in 2003 from 2002 and decreased $332,000, or 53%, in 2002 from 2001. The increase in cost of license revenue in 2003 from 2002 was due primarily to increased license fees paid to third parties under technology license arrangements related to our corresponding increase in license revenue. The decrease in cost of license revenue in 2002 from 2001 was due primarily to the decrease in the use of third party software sold or embedded with our products. In 2003, 2002 and 2001, we incurred minimal shipping, packaging and documentation costs, as our product is typically delivered electronically over the Internet.

Cost of services.    Cost of services consists primarily of compensation costs, travel costs, related overhead expenses for services personnel and payments made to third parties for subcontracted consulting services. Cost of services revenue was $6.8 million in 2003, $5.9 million in 2002 and $6.2 million in 2001. Cost of services revenue increased $963,000, or 16%, in 2003 from 2002 and decreased $351,000, or 6%, in 2002 from 2001. The increase in cost of services revenue in 2003 from 2002 was due primarily to an increase in salary and travel expenses as a result of an increase in services personnel headcount. The decrease in cost of services revenue in 2002 from 2001 was due primarily to a decrease in travel costs and a decrease in the number of third-party consultants utilized, which was offset by a slight increase in compensation costs and related overhead costs.

Amortization of purchased technology.    Amortization of purchased technology was zero for 2003, $1.6 million in 2002 and $2.8 million in 2001. As of September 30, 2002, the purchased technology balance was fully amortized.

Operating expenses

($ in thousands)

	2003	% Change 2002 to 2003	2002	% Change 2001 to 2002	2001
Research and development	$9,199	4%	$8,834	(30)%	$12,637
Sales and marketing	22,038	(2)%	22,464	(18)%	27,482
General and administrative	5,405	(4)%	5,637	(8)%	6,131
Amortization of deferred compensation	0	(100)%	578	(86)%	4,271

Total operating expenses	$36,642	(2)%	$37,513	(26)%	$50,521

Research and development.    Research and development expense is expensed as incurred. Research and development expense consists primarily of compensation costs, consulting expenses and related overhead costs for research and development personnel. Research and development expense was $9.2 million in 2003, $8.8 million in 2002 and $12.6 million in 2001. Research and development expense increased approximately $365,000, or 4%, in 2003 from 2002 and decreased approximately $3.8 million, or 30%, in 2002 from 2001. The increase in research and development expense in 2003 from 2002 was primarily due to an increase in salary and related expenses, which were offset by a slight decrease in third-party consulting services. The decrease in research and development expense in 2002 from 2001 was primarily due to a reduction in third party consulting services and a reduction in salary expenses due to lower headcount. As a result of lower than anticipated revenue levels in 2002, we correspondingly reduced our investment in research and development. As our revenues began to grow in 2003, we increased our research and development spending by hiring additional personnel and expanding our research and development projects.

Sales and marketing.    Sales and marketing expense consists primarily of compensation costs, including salaries, commissions and related overhead costs for sales and marketing personnel and promotional expenses, including public relations, advertising and trade shows. Sales and marketing expense was $22.0 million in 2003, $22.5 million in 2002 and $27.5 million in 2001. Sales and marketing expense decreased by approximately

$426,000, or 2%, in 2003 from 2002 and decreased by approximately $5.0 million, or 18%, in 2002 from 2001. The decrease in sales and marketing expense in 2003 from 2002 was due primarily to a reduction in travel expenses and promotional expenses, offset by increases in salary and related expenses. The decrease in sales and marketing expense in 2002 from 2001 was due to a number of factors including a reduction in salary expenses due to lower headcount, recruiting expenses, related overhead expense and promotional expenses, including public relations, advertising and trade shows partially offset by a smaller increase in sales commission expense associated with higher revenues. As we continue to expand our operations, we expect our sales and marketing expenses to increase in the near-term.

General and administrative.    General and administrative expense consists primarily of compensation costs and related overhead costs for administrative personnel and professional fees for legal, accounting and other professional services. General and administrative expense was $5.4 million in 2003, $5.6 million in 2002 and $6.1 million in 2001. General and administrative expense decreased approximately $232,000, or 4%, in 2003 from 2002 and decreased approximately $494,000, or 8%, in 2002 from 2001. The decrease in general and administrative expense in 2003 from 2002 resulted primarily from a reallocation of salary and related expenses of the internal helpdesk function from the general and administrative department to all departments within the company partially offset by an increase in professional fees for legal services related to a now-resolved employee litigation matter. The decrease in general and administrative expense in 2002 from 2001 was primarily due to a reduction in salary expenses due to lower headcount, reduced fees for outside legal and consulting services and reduced annual report costs.

Amortization of deferred compensation.    Deferred stock compensation represents the difference between the exercise price of options granted to employees and board of directors and the deemed fair value for financial statement reporting purposes of our common stock on their respective grant dates. Deferred stock compensation also includes the fair value of options and restricted stock granted to non-employees as determined using the Black Scholes model. We amortized deferred compensation expense related to employee and board of director option grants of approximately $578,000 in 2002 and $4.3 million in 2001. We reduced deferred stock compensation by $419,000 in 2002 and $2.0 million in 2001 to reflect the cancellation of unvested stock options. As of June 30, 2002, all existing deferred stock compensation balances had been fully amortized.

Interest income and expense

($ in thousands)

	2003	% Change 2002 to 2003	2002	% Change 2001 to 2002	2001
Interest income and other	$564	(23)%	$734	(59)%	$1,804
Interest expense and other	62	(34)%	94	(58)%	226

Total interest income and other, net	$502	(22)%	$640	(59)%	$1,578

Interest income and other.    Interest income and other was $564,000 in 2003, $734,000 in 2002 and $1.8 million in 2001. Interest income and other decreased approximately $170,000, or 23%, in 2003 from 2002 and decreased approximately $1.07 million, or 59%, in 2002 from 2001. These decreases in interest income and other were primarily attributable to a slight decrease in interest earned on our cash, cash equivalents and short-term investments. For 2003, the decrease in interest income and other also resulted from not earning interest on officers’ promissory notes that had been fully repaid as of September 30, 2002.

Interest expense and other.    Interest expense and other was $62,000 in 2003, $94,000 in 2002 and $226,000 in 2001. Interest expense and other decreased approximately $32,000, or 34%, in 2003 from 2002 and decreased approximately $132,000, or 58%, in 2002 from 2001. These decreases in interest expense and other were primarily attributable to a reduction of capital lease obligations. As of December 31, 2003, the capital lease obligations had been fully paid.

Provision for income taxes

($ in thousands)

	2003	2002	2001
Net income (loss) before income taxes	$9,916	$(3,465)	$(28,180)
Provision for income taxes	496	177	0

Provision for income taxes.    In 2003 and 2002, we recorded income tax provisions of $496,000 and $177,000, respectively. These tax provisions are based on estimates of current taxes due in foreign jurisdictions for income and withholding taxes and nominal income tax amounts in U.S. federal and state jurisdictions, due to our substantial U.S. net operating losses. The 2003 tax provision varies from the expected tax provision at the U.S. federal statutory rate primarily due to a benefit from utilization of our U.S. net operating loss carryforward offset by nondeductible expenses, state taxes and the effect of different tax rates in foreign jurisdictions. Our 2002 tax provision varies from the expected benefit at the U.S. federal statutory rate due to the recording of a valuation allowance against our U.S. operating loss and the effect of different tax rates in foreign jurisdictions. Our 2001 provision varies from the expected benefit at the U.S. federal statutory rate due to the recording of a valuation allowance against our U.S. operating loss. We had no taxable income in foreign jurisdictions in 2001. Given our limited operating history, our losses incurred to date and the difficulty in accurately forecasting our future results, we do not believe that the realization of the related deferred income tax asset meets the criteria required by generally accepted accounting principles. Therefore, we have recorded a 100% valuation allowance against the deferred income tax asset. We reassess the need for our valuation allowance on a quarterly basis.

Liquidity and Capital Resources

Operating Activities

Net cash generated by operating activities was $11.5 million in 2003 and $5.0 million in 2002. Net cash used in operating activities was $24.2 million in 2001. Amounts included in net income (loss), which do not require the use of cash, including the depreciation and amortization of fixed assets, amortization of deferred stock compensation and amortization of purchased intangibles, amounted to cash generated by operating activities of $1.2 million in 2003, $4.2 million in 2002 and $9.5 million in 2001. Net cash generated by operating activities during 2003 was also the result of net income of $9.4 million, an increase in deferred revenue of $6.7 million and an increase in accounts payable of $264,000 offset by an increase in accounts receivable, net of $4.7 million and an increase in prepaids and other current assets of $1.4 million. For 2002, net cash generated by operating activities was also the result of a decrease in accounts receivable, net of $4.8 million, a decrease in prepaids and other current assets of $1.3 million and an increase in deferred revenue of $788,000, offset by a net loss of $3.6 million, a decrease in accounts payable of $1.2 million and a decrease in other accrued liabilities of $1.0 million. For 2001, net cash used in operating activities was primarily the result of $28.2 million in net losses and a $4.6 million increase in accounts receivable, net and a combined decrease in accrued compensation and other accrued liabilities of $2.2 million, offset by a $1.4 million increase in deferred revenue and a decrease in prepaids and other current assets of $453,000.

Investing Activities

Net cash used in investing activities was $57.4 million in 2003 and $7.2 million in 2002 and net cash generated by investing activities was $28.8 million in 2001. Net cash used in investing activities in 2003 was primarily due to the purchase of $88.7 million in short-term investments and to a lesser extent the purchase of $663,000 in property and equipment, $620,000 of other assets and $309,000 of purchases of technology offset by the sale and maturity of $32.9 million in short-term investments. Net cash used in investing activities in 2002, was primarily due to the purchase of $25.5 million in short-term investments and to a lesser extent the purchase of $1.4 million in property and equipment and $714,000 of purchases of technology offset by the sale and maturity of $20.4 million in short-term investments. Net cash provided by investing activities in 2001, was primarily due to the sale and maturity of $65.4 million in short-term investments offset by the purchase of $34.2 million in short-term investments and to a lesser extent the purchase of $1.9 million in property and equipment and $613,000 in purchases of technology.

Financing Activities

Net cash generated by financing activities was $80.9 million for 2003, $1.5 million in 2002 and $1.3 million in 2001. For 2003, cash generated by financing activities was primarily attributable to approximately $77.7 million in net proceeds from the issuance of our common stock in our follow-on public offering in November 2003 and to a lesser extent the exercise of employee stock options and the purchase of common stock under the Employee Stock Purchase Plan offset by principal repayments under capital lease obligations. For 2002 and 2001, cash generated by financing activities was attributable to the repayment of notes receivable from stockholders and to a lesser extent the purchase of common stock under the Employee Stock Purchase Plan and the exercise of employee stock options offset by principal repayments under capital lease obligations.

Commitments

The following summarizes our contractual obligations at December 31, 2003 and the effect these contractual obligations are expected to have on our liquidity and cash flows in future periods (in thousands).

	Payments Due By Period
	Total	1 Year or Less	1–3 Years	After 3 Years
Operating leases	$1,299	$687	$612	$—
Line of credit	166	166	—	—

Total	$1,465	$853	$612	$—

Working Capital and Capital Expenditure Requirements

At December 31, 2003, we had stockholders’ equity of $114.0 million and working capital of $114.1 million. Included as a reduction to working capital is short-term deferred revenue of $19.4 million, which will not require dollar for dollar of cash to settle, but will be recognized as revenue in the future. We believe that our existing cash balances will be sufficient to meet our working capital and capital expenditure requirements for at least the next 12 months.

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

Recent Accounting Pronouncements

In November 2002, the EITF reached a consensus on Issue No. 00-21, “Revenue Arrangements with Multiple Deliverables” (“EITF No. 00-21”). EITF No. 00-21 provides guidance on how to account for arrangements that involve the delivery or performance of multiple products, services or rights to use assets. The provisions of EITF No. 00-21 were effective to revenue arrangements entered into after October 1, 2003. The adoption of EITF No. 00-21 had no effect on our consolidated financial statements.

In December 2003, the Securities and Exchange Commission (SEC) issued Staff Accounting Bulletin (SAB) No. 104, Revenue Recognition. SAB 104 revises or rescinds portions of the interpretive guidance included in Topic 13 of the codification of staff accounting bulletins in order to make this interpretive guidance consistent with current authoritative accounting and auditing guidance and SEC rules and regulations. The adoption of SAB 104 had no effect on our results of operations or financial condition.

In January 2003, the Financial Accounting Standards Board issued Interpretation No. 46, “Consolidation of Variable Interest Entities” (FIN 46), which was amended by FIN 46R issued in December 2003. This interpretation of Accounting Research Bulletin No. 51, “Consolidated Financial Statements,” addresses consolidation by business enterprises of variable interest entities (VIEs) that either: (1) do not have sufficient equity investment at risk to permit the entity to finance its activities without additional subordinated financial support, or (2) for which the equity investors lack an essential characteristic of a controlling financial interest. This Interpretation applies immediately to VIEs created after January 31, 2003. It also applies in the first fiscal year or interim period ending after March 15, 2004, to VIEs created before February 1, 2003 in which an enterprise holds a variable interest. FIN 46 requires disclosure of VIEs in financial statements issued after January 31, 2003, if it is reasonably possible that as of the transition date: (1) we will be the primary beneficiary of an existing VIE that will require consolidation or, (2) we will hold a significant variable interest in, or have significant involvement with, an existing VIE. As of and for the year ended December 31, 2003, we have not held an interest in any entity that requires disclosure or consolidation under FIN 46.

Other Factors Affecting our Business and Operating Results

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

Several factors that have contributed or may in the future contribute to fluctuations in our operating results include:

•	demand for our support and service automation software;

•	size and timing of customer orders and our ability to receive payment and recognize revenue in a given quarter;

•	the mix of license revenue from perpetual arrangements with immediate recognition versus license revenue from ratable arrangements;

•	the price and mix of products and services we or our competitors offer;

•	our ability to attract and retain customers;

•	the amount and timing of operating costs and capital expenditures relating to expansion of our business, infrastructure and marketing activities;

•	general economic conditions and their effect on our operations; and

•	the effects of external events such as terrorist acts and any related conflicts or similar events worldwide.

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

A small number of customers have historically accounted for, and may in future periods account for, substantial portions of our revenue. For the years ended December 31, 2003 and 2002, one single customer accounted for 17% and 12% of our total revenue, respectively. For the year ended December 31, 2002, another customer accounted for 11% of our total revenue. For the year ended December 31, 2001, no single customer accounted for 10% or more of our total revenue. Because a small number of customers are likely to continue to account for a significant portion of our revenue in any given quarter, our revenue could decline because of the loss or delay of a single customer order. We may not obtain additional customers. The failure to obtain additional customers, particularly customers that purchase perpetual licenses, the loss or delay of customer orders and the failure of existing customers to renew licenses or pay fees due would harm our operating results.

We have a history of losses and only recently became profitable on a quarterly basis and may not maintain profitability.

We incurred net losses of approximately $75.5 million for the period from December 3, 1997 through December 31, 2003 and have only been profitable on a quarterly basis since the third quarter of 2002. If we fail to sustain or increase profitability, we may not be able to increase our number of employees in sales, marketing and research and development programs or increase our investments in capital equipment or otherwise execute our business plan.

Our sales cycle can be lengthy and if revenue forecasted for a particular quarter is not realized in that quarter, significant expenses incurred may not be offset by corresponding sales.

Our sales cycle for our real-time service management software typically ranges from three to nine months or more and may vary substantially from customer to customer. The purchase of our products and services generally involves a significant commitment of capital and other resources by a customer. This commitment often requires significant technical review, assessment of competitive products and approval at a number of management levels within a customer’s organization. While our customers are evaluating our products and services, we may incur substantial sales and marketing expenses and spend significant management effort to complete these sales. Any delay in completing sales in a particular quarter could cause our operating results to be below expectations.

We must achieve broad adoption and acceptance of our real-time service management products and services or we will not increase our market share or expand our business.

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

Historically, we have derived, and expect to continue to derive, a significant portion of our total revenue from existing customers who purchase additional products and renew term licenses and maintenance services. Our customers may not renew term licenses or maintenance services or purchase additional products and may not expand their use of our products. In addition, as we deploy new versions of our products or introduce new products, our current customers may not require or desire the functionality of our new products and may not ultimately purchase these products. If our customers do not renew term licenses or maintenance services or do not purchase additional products, our revenue levels and operating results could suffer.

Our product innovations may not achieve the market penetration necessary for us to expand our market share.

If we fail to develop new or enhanced versions of our real-time service management software in a timely manner or to provide new products and services that achieve rapid and broad market acceptance, we may not maintain or expand our market share. We may fail to identify new product and service opportunities for our current market or new markets that we enter into in the future. For example, in the near term, we intend to expand our business with managed service providers. In addition, our existing products will become obsolete if we fail to introduce new products or product enhancements that meet new customer demands, support new standards or integrate with new or upgraded versions of packaged applications. We have limited control over factors that affect market acceptance of our product and services, including:

•	the willingness of enterprises, including management service providers, to transition to support and service automation solutions; and

•	acceptance of competitors’ real-time service management solutions or other similar technologies.

Our software may not operate with the hardware and software platforms that are used by our customers now or in the future, and as a result our business and operating results may suffer.

We currently serve a customer base with a wide variety of constantly changing hardware, packaged software applications and networking platforms. Our applications are based on the Microsoft, Linux and Unix operating systems, and if we fail to release versions of our real-time service management software that are compatible with other operating systems, software applications or hardware devices used by our customers, our business and operating results would suffer. Our future success also depends on:

•	the ability of our products to inter-operate with multiple platforms and to modify our products as new versions of packaged applications are introduced and used by our customer base; and

•	our management of software being developed by third parties for our customers or for use with our products.

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

Our failure to establish and expand third-party alliances would harm our ability to sell our real-time service management software.

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

We must compete successfully in the real-time service management market or we will lose market share and our business will suffer.

We compete in markets that are highly competitive, subject to rapid change and significantly affected by new product introductions and other market activities of industry participants. We compete with a number of companies in the market for automated delivery of support and service and other vendors who may offer products or services with features that compete with specific elements of our software suites or with our component products. In addition, our customers and potential customers have developed or may develop real-time service management software systems in-house. We expect that internally developed applications will continue to be a principal source of competition in the foreseeable future.

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

Our software may depend on the uninterrupted operation of our internal and outsourced communications and computer systems. These systems are vulnerable to damage or interruption from computer viruses, human error, natural disasters, electricity grid failures and intentional acts of vandalism and similar events. Our disaster recovery plan may not be adequate and business interruption insurance may not be enough to compensate us for losses that occur. These problems could interrupt our customers’ ability to use our real-time service management products or services, which could harm our reputation and cause us to lose customers and revenue.

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

Our products depend on complex software, both internally developed and licensed from third parties. Also, our customers may use our products with other companies’ products which also contain complex software. Complex software often contains errors and may not perform properly. These errors could result in:

•	delays in product shipments;

•	unexpected expenses and diversion of resources to identify the source of errors or to correct errors;

•	damage to our reputation;

•	lost sales;

•	demands, claims and litigation and related defense costs; and

•	warranty claims.

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

Risks Related To Our Industry

Because our real-time service management software is designed to support businesses operating over the Internet, our success depends on the continued growth and levels of performance of Internet usage.

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

The laws and regulations that govern our business can change rapidly. Any change in laws and regulations could impair the growth of the Internet and could reduce demand for our products, subject us to liability or increase our cost of doing business. The United States government and the governments of states and foreign countries have attempted to regulate activities on the Internet and the distribution of software. Also, in 1998, the Internet Freedom Act was enacted into law, which imposed a three-year moratorium on state and local taxes on Internet-based transactions. A two-year extension of the moratorium, which was approved by Congress in late 2001, ended in November 2003. Although legislation is pending for an additional extension that would last until

2005, Congress has not yet extended the moratorium again. In January 2003, several members of Congress proposed a bill that would make the moratorium on state and local taxes on Internet-based transactions permanent. Failure to renew this moratorium or to pass a bill that would permanently prohibit state and local taxes on Internet-based transactions would allow states to impose taxes on Internet-based commerce. This might harm our business directly and indirectly by harming the businesses of our customers, potential customers and the parties to our technology relationships. The applicability to the Internet of existing laws is uncertain and may take years to resolve. Evolving areas of law that are relevant to our business include privacy laws, intellectual property laws, proposed encryption laws, content regulation and sales and use tax laws and regulations.

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

Risks Related to Our Common Stock

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

As of December 31, 2003, we held $52.1 million in cash and cash equivalents consisting of highly liquid investments having original maturity dates of no more than 90 days. Declines of interest rates over time would reduce our interest income from our highly liquid short-term investments. Based upon our balance of cash and cash equivalents, a decrease in interest rates of 100 basis points would cause a corresponding decrease in our annual interest income of approximately $521,000. Due to the nature of our highly liquid cash equivalents, a change in interest rates would not materially change the fair market value of our cash and cash equivalents.

As of December 31, 2003, we held $69.3 million in short-term investments, which consisted primarily of money market funds held by large institutions in the U.S., municipal bonds and commercial paper, and our short-term investments were primarily invested in corporate bonds, government debt securities maturing in less than eighteen months and auction backed securities resetting in less than forty-five days. The weighted average interest rate of our portfolio was approximately 1.27% at December 31, 2003. A decline in interest rates over time would reduce our interest income from our short-term investments. A decrease in interest rates of 100 basis points would cause a corresponding decrease in our annual interest income of approximately $693,000. Due to the nature of our highly liquid cash equivalents, a change in interest rates would not materially change the fair market value of our short-term investments.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

SUPPORTSOFT, INC.

REPORT OF ERNST & YOUNG LLP, INDEPENDENT AUDITORS

The Board of Directors and Stockholders of

SupportSoft, Inc.

We have audited the accompanying consolidated balance sheets of SupportSoft, Inc., as of December 31, 2003 and 2002, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2003. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of SupportSoft, Inc. at December 31, 2003 and 2002, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2003, in conformity with accounting principles generally accepted in the United States.

/s/    ERNST & YOUNG LLP

Palo Alto, California

January 16, 2004

SUPPORTSOFT, INC.

CONSOLIDATED BALANCE SHEETS

(in thousands except share and per share data)

	December 31,
	2003	2002
ASSETS
Current assets:
Cash and cash equivalents	$52,108	$17,067
Short-term investments	69,306	13,548
Accounts receivable, less allowance of $735 and $924	12,421	7,695
Prepaids and other current assets	3,814	2,452

Total current assets	137,649	40,762
Property and equipment, net	676	1,251
Other assets	719	147

	$139,044	$42,160

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$427	$163
Accrued compensation	1,852	1,818
Other accrued liabilities	1,837	1,890
Capital lease and purchased technology obligations, current portion	—	820
Deferred revenue	19,444	12,153

Total current liabilities	23,560	16,844
Capital lease obligations, net of current portion	—	67
Deferred revenue—long-term portion	1,478	2,102

Commitments and contingencies

Stockholders’ equity:
Common stock; par value $0.0001, 150,000,000 shares authorized, 41,744,260 issued and outstanding at December 31, 2003 and 33,704,416 shares issued and outstanding at December 31, 2002	4	3
Additional paid-in capital	189,693	108,253
Accumulated other comprehensive loss	(157)	(155)
Accumulated deficit	(75,534)	(84,954)

Total stockholders’ equity	114,006	23,147

Total liabilities and stockholders’ equity	$139,044	$42,160

See accompanying notes.

SUPPORTSOFT, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands except per share data)

	Years Ended December 31,
	2003	2002	2001
Revenue:
License fees	$40,885	$31,260	$22,534
Services	12,386	9,900	7,896

Total revenue	53,271	41,160	30,430

Costs and expenses:
Cost of license fees	369	289	621
Cost of services	6,846	5,883	6,234
Amortization of purchased technology	—	1,580	2,812
Research and development	9,199	8,834	12,637
Sales and marketing	22,038	22,464	27,482
General and administrative	5,405	5,637	6,131
Amortization of deferred compensation	—	578	4,271

Total costs and expenses	43,857	45,265	60,188

Income (loss) from operations	9,414	(4,105)	(29,758)
Interest income and other	564	734	1,804
Interest expense and other	(62)	(94)	(226)
Income (loss) before income taxes	9,916	(3,465)	(28,180)
Provision for income taxes	(496)	(177)	—

Net income (loss)	$9,420	$(3,642)	$(28,180)

Basic net income (loss) per share attributable to common stockholders	$0.27	$(0.11)	$(0.91)

Shares used in computing basic net income (loss) per common share	34,682	32,486	31,078

Diluted net income (loss) per share attributable to common stockholders	$0.25	$(0.11)	$(0.91)

Shares used in computing diluted net income (loss) per common share	38,048	32,486	31,078

See accompanying notes.

SUPPORTSOFT, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)

(in thousands)

	Common Stock		Additional Paid-In Capital	Notes Receivable from Stockholders	Deferred Stock Compensation	Accumulated Other Comprehensive Income	Accumulated Deficit	Total Stockholders’ Equity (Deficit)
	Shares	Amount
Balances at December 31, 2000	33,150,857	$3	$108,558	$(2,051)	$(7,219)	$—	$(53,132)	$46,159
Components of comprehensive loss:
Net loss	—	—	—	—	—	—	(28,180)	(28,180)
Unrealized gain on investments	—	—	—	—	—	62	—	62
Foreign currency translation adjustment	—	—	—	—	—	33	—	33

Comprehensive loss								(28,085)

Issuance of common stock upon exercise of stock options for cash, net of repurchases	29,266	—	235	—	—	—	—	235
Issuance of common stock under employee stock purchase plan	191,247	—	1,189	—	—	—	—	1,189
Amortization of deferred compensation	—	—	—	—	4,271	—	—	4,271
Reduction in deferred compensation related to cancellation of stock options	—	—	(1,951)	—	1,951	—	—	—
Repayment of note receivables from stockholders	—	—	—	528	—	—	—	528

Balances at December 31, 2001	33,371,370	3	108,031	(1,523)	(997)	95	(81,312)	24,297
Components of comprehensive loss:
Net loss	—	—	—	—	—	—	(3,642)	(3,642)
Unrealized loss on investments	—	—	—	—	—	(47)	—	(47)
Foreign currency translation adjustment	—	—	—	—	—	(203)	—	(203)

Comprehensive loss								(3,892)

Issuance of common stock upon exercise of stock options for cash, net of repurchases	133,206	—	264	—	—	—	—	264
Issuance of common stock under employee stock purchase plan	199,840	—	377	—	—	—	—	377
Amortization of deferred compensation	—	—	—	—	578	—	—	578
Reduction in deferred compensation related to cancellation of stock options	—	—	(419)	—	419	—	—	—
Repayment of note receivables from stockholders	—	—	—	1,523	—	—	—	1,523

Balances at December 31, 2002	33,704,416	$3	$108,253	$—	$—	$(155)	$(84,954)	$23,147
Components of comprehensive loss:
Net income	—	—	—	—	—	—	9,420	9,420
Unrealized loss on investments	—	—	—	—	—	(19)	—	(19)
Foreign currency translation adjustment	—	—	—	—	—	17	—	17

Comprehensive income								9,418

Issuance of common stock upon exercise of stock options for cash, net of repurchases	947,614	—	3,386	—	—	—	—	3,386
Issuance of common stock under employee stock purchase plan	192,230	—	368	—	—	—	—	368
Issuance of common stock in follow-on public offering, net of issuance costs $5,113	6,900,000	1	77,686	—	—	—	—	77,687

Balances at December 31, 2003	41,744,260	$4	$189,693	$—	$—	$(157)	$(75,534)	$114,006

See accompanying notes.

SUPPORTSOFT, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Year Ended December 31,
	2003	2002	2001
Operating activities:
Net income (loss)	$9,420	$(3,642)	$(28,180)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	1,238	2,044	2,416
Amortization of deferred compensation	—	578	4,271
Amortization of purchased intangibles	—	1,581	2,812
Other	(2)	(202)	95
Changes in assets and liabilities:
Accounts receivable, net	(4,726)	4,814	(4,637)
Prepaids and other current assets	(1,362)	1,256	(453)
Accounts payable	264	(1,168)	374
Accrued compensation	34	(49)	(383)
Other accrued liabilities	(53)	(1,043)	(1,852)
Deferred revenue	6,667	788	1,360

Net cash provided by (used in) operating activities	11,480	4,957	(24,177)

Investing activities:
Purchases of property and equipment	(663)	(1,363)	(1,928)
Other assets	(620)	1	134
Purchases of technology	(309)	(714)	(613)
Purchases of short-term investments	(88,677)	(25,466)	(34,205)
Sales and maturities of short-term investments	32,919	20,385	65,447

Net cash provided by (used in) investing activities	(57,350)	(7,157)	28,835

Financing activities:
Proceeds from follow-on public offering, net of issuance costs	77,687	—	—
Proceeds from other issuances of common stock, net of repurchases	3,754	641	1,424
Repayment of notes receivable from stockholders	—	1,523	528
Principal payments under capital lease obligations	(530)	(654)	(609)

Net cash provided by financing activities	80,911	1,510	1,343

Net increase (decrease) in cash and cash equivalents	35,041	(690)	6,001
Cash and cash equivalents at beginning of period	17,067	17,757	11,756

Cash and cash equivalents at end of period	$52,108	$17,067	$17,757

Supplemental schedule of cash flow information:
Interest paid	$18	$86	$105

Income taxes paid	$498	$177	$—

See accompanying notes.

SUPPORTSOFT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.    Organization and Summary of Significant Accounting Policies

Nature of Operations

SupportSoft, Inc. (“SupportSoft,” “the Company,” “We” or “Our”), was incorporated in the state of Delaware on December 3, 1997. SupportSoft is a leading provider of real-time service management software. SupportSoft sells to corporate enterprises, broadband service providers, support outsourcers, and computing and device manufacturers and businesses that seek to extend their support or service solution to their supplier and partner networks. Our headquarters are in Redwood City, California and maintain offices in twelve other cities in the United States, United Kingdom, and Singapore.

Basis of Presentation

The consolidated financial statements include the accounts of SupportSoft and its wholly owned subsidiaries. SupportSoft has export sales from the United States and has operations in Asia Pacific, India, Canada and Europe. All significant intercompany transactions and balances have been eliminated.

Foreign Currency Translation

Assets and liabilities of SupportSoft’s wholly owned foreign subsidiaries are translated from their respective functional currencies at exchange rates in effect at the balance sheet date, and revenues and expenses are translated at average exchange rates prevailing during the year. Any material resulting translation adjustments are reflected as a separate component of stockholders’ equity. Realized foreign currency transaction gains and losses were not material during the years ending December 31, 2003, 2002 and 2001.

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

Concentrations of Credit Risk

Financial instruments that potentially subject us to concentrations of credit risk consist principally of cash equivalents, short-term investments and trade accounts receivable. Our investment portfolio is diversified and consists of investment grade securities. Our investment policy limits the amount of credit risk exposure to any one issuer and in any one country. We are exposed to credit risks in the event of default by the issuers to the extent of the amount recorded on the balance sheet. The credit risk in our trade accounts receivable is substantially mitigated by our credit evaluation process, reasonably short collection terms and the Company sells its products primarily to large organizations in diversified industries. We maintain reserves for potential credit losses and such losses have been within management’s expectations.

Trade Accounts Receivable

Trade accounts receivable are recorded at the invoiced amount. The allowance for doubtful accounts is SupportSoft’s best estimate of the amount of probable credit losses in SupportSoft’s existing accounts receivable. SupportSoft performs ongoing evaluations of its customers’ financial condition and generally does not require

SUPPORTSOFT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

collateral. SupportSoft maintains reserves for credit losses, and such losses have been within management’s expectations. If the financial condition of SupportSoft’s customers were to deteriorate, resulting in an impairment of their ability to make payments, additional reserves may be required. SupportSoft had reserves for credit losses in the years ended December 31, 2003, 2002 and 2001 of $735,000, $924,000 and $828,000, respectively. Actual credit losses for the years ended December 31, 2003, 2002 and 2001 were $501,000, $623,000 and $438,000, respectively.

As of December 31, 2003, three customers in aggregate accounted for approximately 41% of total accounts receivable, net. The following table lists the customer concentrations for accounts receivable, net as of December 31, 2003 and 2002:

	% of Total Accounts Receivable, Net Years Ended December 31,
	2003	2002
Customer A	13%	23%
Customer B	17%	—
Customer C	11%	—
Customer D	—	11%

Fair Value of Debt Obligations

The fair value of short-term and long-term obligations is estimated based on current interest rates available to SupportSoft for debt instruments with similar terms, degrees of risk and remaining maturities. The carrying values of these obligations approximate their fair values. There were no debt obligations at December 31, 2003.

Cash, Cash Equivalents and Short-Term Investments

SupportSoft considers all liquid instruments with an original maturity at the date of purchase of three months or less to be cash equivalents. At December 31, 2003, cash equivalents and short-term investments consist primarily of money market funds, commercial paper, auction backed securities, corporate bonds and notes and bills issued by the United States government and its agencies. SupportSoft’s cash equivalents and short-term investments are classified as available-for-sale in accordance with the provisions of Statement of Financial Accounting Standards No. 115, “Accounting for Certain Investments in Debt and Equity Securities.”

For the year ended December 31, 2003 and 2002, SupportSoft reported its securities at fair market value. Material unrealized gains and losses, if any, are reported in stockholders’ equity and included in other comprehensive income. The amortized cost of debt securities is adjusted for amortization of premiums and accretion of discounts to maturity, both of which are included in interest income. For the year ended December 31, 2003, SupportSoft recorded net unrealized losses on available-for-sale securities of $4,000 and for the year ended December 31, 2002, SupportSoft recorded unrealized gains on available-for-sale securities of $15,000. Realized gains and losses are recorded using the specific identification method and were not material during the years ending December 31, 2003, 2002 and 2001.

SUPPORTSOFT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following is a summary of available-for-sale securities (in thousands):

	For the Year Ended December 31, 2003
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Cash	$5,259	$—	$—	$5,259
Money Market Fund	10,958	—	—	10,958
Commercial Paper	5,996	—	(6)	5,990
Federal agencies	24,584	24	—	24,608
Municipal Bonds	29,900	—	—	29,900
Corporate bonds	13,096	—	(22)	13,074
Market Auction Preferred	31,625	—	—	31,625

	$121,418	$24	$(28)	$121,414

Classified as:
Cash & Cash Equivalents	$52,114	$—	$(6)	$52,108
Short-Term Investments	69,304	24	(22)	69,306

	$121,418	$24	$(28)	$121,414

	For the Year Ended December 31, 2002
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Cash	$1,545	$—	$—	$1,545
Money Market Fund	9,125	—	—	9,125
Commercial Paper	4,597	—	—	4,597
Federal agencies	7,698	10	—	7,708
Municipal Bonds	1,800	—	—	1,800
Corporate bonds	1,035	5	—	1,040
Market Auction Preferred	4,800	—	—	4,800

	$30,600	$15	$—	$30,615

Classified as:
Cash & Cash Equivalents	$17,067	$—	$—	$17,067
Short-Term Investments	13,533	15	—	13,548

	$30,600	$15	$—	$30,615

The following table summarizes the estimated fair value of our available-for-sale debt securities held in short-term investments classified by the stated maturity date of the security:

	December 31,
	2003	2002
Due within one year	$24,473	$2,002
Due within two years	33,608	6,746
Due within three years	—	—
Due after three years	11,225	4,800

	69,306	13,548

SUPPORTSOFT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Although SupportSoft’s investment portfolio includes investments maturing after 3 years, these investments are highly liquid and typically reset every 45 days.

Property and Equipment

Property and equipment is stated at cost, less accumulated depreciation which is determined using the straight-line method over the estimated useful lives of 2 years for computer equipment and software and 3 years for furniture and fixtures.

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

License revenue is comprised of fees for term and perpetual licenses of our software. Perpetual license revenue is recognized using the residual method described in SOP 98-9 for arrangements in which licenses are sold with multiple elements. We allocate revenues on these licenses based upon the fair value of each undelivered element (for example, undelivered maintenance and support, training and consulting). The determination of fair value is based upon vendor specific objective evidence (VSOE). VSOE for maintenance and support is determined by the customer’s annual renewal rate for these services. VSOE for training or consulting is based upon separate sales of these services to other customers. Assuming all other revenue recognition criteria are met, the difference between the total arrangement fee and the amount deferred for each undelivered element is recognized as license revenue. Our perpetual arrangements may include contractual obligations such as rights to unspecified future products or initial maintenance extending over a period of time with no renewal rate, which requires license revenue to be taken ratably (monthly) over the contract period. In addition, our perpetual arrangements may include payment terms beyond our standard practice, in which case the license revenue is recognized as such payments become due.

SUPPORTSOFT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

The following is an example of our revenue recognition for a term license. If we receive an order from a customer for a 36-month term license in December of a year, we would recognize only one month of license fees for that year even if that customer prepaid 12 months of the 36-month term. Pursuant to this arrangement, we would record one year of fees in accounts receivable and 11 months of fees in deferred revenue upon signing a new term license agreement, while recognizing only one month of revenue. As a result, our accounts receivable balance and the corresponding deferred revenue balance could represent a significant portion of our total revenue and increase our days sales outstanding (DSO) calculation.

We also recognize license revenue from arrangements with resellers. These arrangements may be either term or perpetual licenses of our software. When term licensing arrangements with resellers include guaranteed minimum amounts due, revenue is recognized ratably over the term of the arrangement commencing when payments are made or become due. When the arrangements do not include guaranteed minimum amounts due but are instead based upon the license of our software through to the end user, recognizing revenue commences upon persuasive evidence that the products have been sold to an end user; whether the license revenue is then recognized immediately or ratably depends upon the terms of the arrangements with the reseller. If a reseller is not deemed credit-worthy, revenue is recognized upon cash receipt.

Services revenue is primarily comprised of revenue from professional services, such as consulting services, training, maintenance and support. Arrangements that include software services are evaluated to determine whether those services are essential to the functionality of other elements of the arrangement. Non-essential consulting and training revenues are generally recognized as the services are performed. When non-essential implementation services are bundled in a term licensing arrangement, revenue from the implementation services is recognized ratably over the period associated with the initial payment. Post-contract customer maintenance and support revenues are recognized over the term of the maintenance and support period (generally one year). When the software services are considered essential to the functionality of other elements of the arrangement, revenue under the arrangement is recognized using contract accounting, typically using the percentage of completion method.

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

SUPPORTSOFT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

of the timing of revenue recognition. Commissions paid to sales agents in advance of the recognition of commission expense is recorded as a prepaid asset. All commission payments made to sales agents are non-refundable unless amounts due from a customer are determined to be uncollectible in which case commissions paid are recoverable by SupportSoft.

Advertising Costs

Advertising costs are recorded as sales and marketing expense in the period in which they are incurred. Advertising expense was $40,000 for the year ended December 31, 2003, $21,000 for the year ended December 31, 2002 and $253,000 for the year ended December 31, 2001.

Net Income (Loss) Per Share

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

The following table sets forth the computation of basic and diluted net loss per share (in thousands, except per share amounts):

	Years Ended December 31,
	2003	2002	2001
Net income (loss)	$9,420	$(3,642)	$(28,180)

Basic:
Weighted-average shares of common stock outstanding	34,906	33,551	33,356
Less: Weighted-average shares subject to repurchase	(224)	(1,065)	(2,278)

Shares used in computing basic net income (loss) per share	34,682	32,486	31,078

Basic net income (loss) per share	$0.27	$(0.11)	$(0.91)

Diluted:
Weighted-average shares of common stock outstanding	34,906	33,551	33,356
Add: Common equivalent shares outstanding	3,142	—	—
Less: Weighted-average shares subject to repurchase	—	(1,065)	(2,278)

Shares used in computing diluted net income (loss) per share	38,048	32,486	31,078

Diluted net income (loss) per share	$0.25	$(0.11)	$(0.91)

Since SupportSoft was in a net income position in 2003, diluted earnings per share included outstanding shares subject to repurchase and the dilutive impact of outstanding options to purchase common stock. Excluded from the computation of basic and diluted net income (loss) per share attributable to common stockholders are approximately 320,900, 8,250,000 and 8,885,000 shares related to options and warrants to purchase common stock at December 31, 2003, 2002 and 2001, prior to the application of the treasury stock method. Such shares have been excluded because they are anti-dilutive for all periods presented.

SUPPORTSOFT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Comprehensive Loss

The components of accumulated other comprehensive income (loss) relate entirely to translation gains (losses) and unrealized gains on available-for-sale securities. Accumulated currency translation losses were $153,000 and $170,000 for the years ended December 31, 2003 and 2002, respectively and accumulated unrealized gains (losses) on available-for-sale securities were $(4,000) and $15,000 for the years ended December 31, 2003 and 2002.

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

For purposes of pro forma disclosures pursuant to FAS 123 as amended by FAS 148, the estimated fair value of options and employee stock purchase program shares (“ESPP”) are based on the Black-Scholes valuation model and are amortized to expense over the vesting period of the options using a graded vesting method. The effects of applying FAS 123 for pro forma disclosures are not likely to be representative of the effects on reported net income or loss for future years

SupportSoft’s pro forma information follows (in thousands, except per share amounts):

	Year Ended December 31,
	2003	2002	2001
Net income (loss)	$9,420	$(3,642)	$(28,180)
Add: Stock-based compensation included in reported net income (loss)	—	578	4,271
Deduct: Total option-based employee compensation expense determined under the fair value based method for all awards	(5,846)	(5,766)	(5,791)
Deduct: Total ESPP-based compensation expense determined under the fair value based method for all awards	(697)	(540)	(324)

Pro forma net income (loss)	$2,877	$(9,370)	$(30,024)

Basic net income (loss) per share:
As reported	$0.27	$(0.11)	$(0.91)
Pro forma	0.08	(0.29)	(0.97)
Diluted net income (loss) per share:
As reported	$0.25	$(0.11)	$(0.91)
Pro forma	0.08	(0.29)	(0.97)

SUPPORTSOFT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following weighted average assumptions were used:

	Year Ended December 31,
Employee and Director Stock Options	2003	2002	2001
Expected life (in years)	4.0	4.0	4.0
Risk-free interest rates	2.54%	2.07%	5.0%
Volatility	79%	75%	75%
Dividend yield	—	—	—
Weighted average fair value at grant date	$4.54	$1.79	$2.97

	Year Ended December 31,
Employee Stock Purchase Plan	2003	2002	2001
Expected life (in years)	0.5	0.5	0.5
Risk-free interest rates	1.08%	1.72%	3.45%
Volatility	79%	75%	75%
Dividend yield	—	—	—
Weighted average fair value at grant date	$1.92	$1.88	$6.59

Income Taxes

Income taxes are accounted for under the asset and liability method. Under this method, deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases, and operating losses and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates in effect for the year in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in the Consolidated Statement of Operations in the period that includes the enactment date. A valuation allowance is recorded to reduce the carrying amounts of deferred tax assets, if it is more likely than not, that such assets will not be realized.

Warranties and Indemnifications

SupportSoft generally provides a warranty for its software products and services to its customers and accounts for its warranties under the FASB’s Statement of Financial Accounting Standards No. 5, “Accounting for Contingencies” (“FAS No. 5”). Warranty periods can vary from customer to customer but our standard warranty period is 90 days. In the event there is a failure of the product in breach of such warranties, SupportSoft generally is obligated to correct the product or service to conform to the warranty provision or, if SupportSoft is unable to do so, the customer is entitled to seek a refund of the purchase price of the product or service. SupportSoft did not provide for a warranty accrual as of December 31, 2003 or December 31, 2002. To date, SupportSoft’s product warranty expense has not been significant.

SupportSoft generally agrees to indemnify its customers against legal claims that SupportSoft’s software products infringe certain third-party intellectual property rights and accounts for its indemnification obligations under FAS No. 5. To date, SupportSoft has not been required to make any payment resulting from infringement claims asserted against our customers and has not recorded any related accruals.

Segment Information

SupportSoft operates in one segment, the development and marketing of real-time management software and related services. SupportSoft’s foreign offices are primarily sales and marketing offices and also support

SUPPORTSOFT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

SupportSoft’s overseas reseller network. Operating losses generated by the foreign operations of SupportSoft and their corresponding identifiable assets were not material in any period presented. Revenue from customers located outside the United States was approximately $7.3 million for the year ended December 31, 2003, $5.7 million for the year ended December 31, 2002, and $5.7 million for the year ended December 31, 2001.

Sales by SupportSoft to customers in different geographic areas, expressed as a percentage of revenue, for the periods ended were:

	Years Ended December 31,
	2003	2002	2001
Americas	90%	89%	85%
Asia Pacific	2	3	10
Europe	8	8	5

Total	100%	100%	100%

For the years ended December 31, 2003 and 2002, one single customer accounted for 17% and 12% of our total revenue, respectively. For the year ended December 31, 2002, another customer accounted for 11% of our total revenue. For the year ended December 31, 2001, no single customer accounted for 10% or more of our total revenue.

Recent Accounting Pronouncements

In November 2002, the EITF reached a consensus on Issue No. 00-21, “Revenue Arrangements with Multiple Deliverables” (“EITF No. 00-21”). EITF No. 00-21 provides guidance on how to account for arrangements that involve the delivery or performance of multiple products, services or rights to use assets. The provisions of EITF No. 00-21 were effective to revenue arrangements entered into after October 1, 2003. The adoption of EITF No. 00-21 had no effect on our consolidated financial statements.

In December 2003, the Securities and Exchange Commission (SEC) issued Staff Accounting Bulletin (SAB) No. 104, Revenue Recognition. SAB 104 revises or rescinds portions of the interpretive guidance included in Topic 13 of the codification of staff accounting bulletins in order to make this interpretive guidance consistent with current authoritative accounting and auditing guidance and SEC rules and regulations. The adoption of SAB 104 had no effect on our results of operations or financial condition.

In January 2003, the Financial Accounting Standards Board issued Interpretation No. 46, “Consolidation of Variable Interest Entities” (FIN 46), which was amended by FIN 46R issued in December 2003. This interpretation of Accounting Research Bulletin No. 51, “Consolidated Financial Statements,” addresses consolidation by business enterprises of variable interest entities (VIEs) that either: (1) do not have sufficient equity investment at risk to permit the entity to finance its activities without additional subordinated financial support, or (2) for which the equity investors lack an essential characteristic of a controlling financial interest. This Interpretation applies immediately to VIEs created after January 31, 2003. It also applies in the first fiscal year or interim period ending after March 15, 2004, to VIEs created before February 1, 2003 in which an enterprise holds a variable interest. FIN 46 requires disclosure of VIEs in financial statements issued after January 31, 2003, if it is reasonably possible that as of the transition date: (1) we will be the primary beneficiary of an existing VIE that will require consolidation or, (2) we will hold a significant variable interest in, or have significant involvement with, an existing VIE. As of and for the year ended December 31, 2003, we have not held an interest in any entity that requires disclosure or consolidation under FIN 46.

SUPPORTSOFT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

2.    Property and Equipment

Property and equipment are stated at cost and consist of the following (in thousands):

	December 31,
	2003	2002
Computer and software equipment	$7,641	$6,996
Furniture and equipment	547	529

	8,188	7,525
Accumulated depreciation and amortization	(7,512)	(6,274)

	$676	$1,251

As of December 31, 2003 and 2002, property and equipment included amounts acquired under capital leases of approximately $2.5 million. Depreciation expense on fixed assets was $1.2 million, $2.0 million and $2.4 million, which includes amortization of fixed assets acquired under capital lease obligations of zero, $132,000 and $976,000 for the years ended December 31, 2003, 2002 and 2001, respectively. As of December 31, 2002 fixed assets acquired under capital leases have been fully amortized.

3.    Purchased Intangibles

On September 20, 2000, SupportSoft purchased source code and other related intellectual property rights from a third party for $6.8 million and the purchase price was recorded as purchased intangibles. Total amortization expense was zero, $1.6 million and $2.8 million for the years ended December 31, 2003, 2002 and 2001. As of December 31, 2002, the purchased technology had been fully amortized.

4.    Borrowings, Commitments and Contingencies

SupportSoft leases its facilities under noncancelable operating lease agreements, which expire at various dates through 2006. In conjunction with these leases, SupportSoft signed two letters of credit for security deposits totaling $166,000. Facility rent expense pursuant to these operating lease agreements was approximately $1.2 million, $1.6 million and $2.5 million for the years ended December 31, 2003, 2002 and 2001, respectively.

As of December 31, 2003, minimum payments due under noncancelable lease agreements were as follows (in thousands):

Operating Leases
Years ending December 31,
2004	$687
2005	441
2006	171
2007	—
2008	—

Total minimum lease and principal payments	$1,299

SUPPORTSOFT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

In November 2001, a class action lawsuit was filed against us and two of our officers in the United States District Court for the Southern District of New York. The lawsuit alleged that our registration statement and prospectus dated July 18, 2000 for the issuance and initial public offering of 4,250,000 shares of our common stock contained material misrepresentations and/or omissions, related to alleged inflated commissions received by the underwriters of the offering. The defendants named in the lawsuit are SupportSoft, Radha Basu, Brian Beattie, Credit Suisse First Boston Corporation, Bear, Stearns & Co. Inc. and FleetBoston Robertson Stephens Inc. The lawsuit seeks unspecified damages as well as interest, fees and costs. Similar complaints have been filed against 55 underwriters and more than 300 other companies and other individual officers and directors of those companies. All of the complaints against the underwriters, issuers and individuals have been consolidated for pre-trial purposes before U.S. District Court Judge Scheindlin of the Southern District of New York. On June 26, 2003, the plaintiffs announced that a proposed settlement between the issuer defendants and their directors and officers had been reached. As a result of the proposed settlement, which is subject to court approval, we anticipate that our insurance carrier will be responsible for any payments other than attorneys’ fees prior to June 1, 2003. On September 2, 2003, plaintiffs’ executive committee advised the court that the lead plaintiff in the action against us was unwilling to serve as a class representative, and sought leave to seek a new class representative. On October 20, 2003, we were notified that a new class representative would be substituted into the case against us, but our attempts to formally confirm this substitution have not been successful. At a court conference on March 4, 2004, plaintiffs’ executive committee advised the court that the negotiators for plaintiffs and issuers have agreed on the terms of the settlement. The parties must still submit settlement documentation to the court for approval. While we cannot predict with certainty the outcome of the litigation or whether the settlement will be approved, we believe that the claims against us and our officers are without merit.

SupportSoft is also subject to other routine legal proceedings, as well as demands, claims and threatened litigation, that arise in the normal course of our business. The ultimate outcome of any litigation is uncertain, and either unfavorable or favorable outcomes could have a material negative impact. Regardless of outcome, litigation can have an adverse impact on SupportSoft because of defense costs, diversion of management resources and other factors.

5.    Stockholders’ Equity

Common Stock

In November 2003, SupportSoft completed a secondary public offering of its common stock. The secondary public offering raised net proceeds of $77.7 million from issuance of 6,900,000 shares of common stock, and included 900,000 over-allotment shares at $12.00 per share.

At December 31, 2003, SupportSoft has reserved 11,455,979 and 2,411,208 shares of common stock for issuance pursuant to stock option and employee stock purchase plans, respectively.

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

SUPPORTSOFT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

A summary of SupportSoft’s stock option activity under all Stock Plans and related information follows:

	Options Available for Grant	Options Outstanding		Weighted Average Exercise Price
		Number of Shares	Price Per Share
Balance at December 31, 2000	3,722,871	3,831,864	$0.10–$32.50	$8.65
Shares authorized	1,657,542	—	—	—
Options granted	(4,159,444)	4,159,444	$2.14–$14.625	$5.03
Options exercised	—	(194,522)	$0.10–$ 7.00	$1.47
Options canceled	1,309,447	(1,309,447)	$0.40–$31.063	$9.44
Shares repurchased	165,256	—	$0.10–$ 2.00	$0.32

Balance at December 31, 2001	2,695,672	6,487,339	$0.10–$32.50	$6.39
Shares authorized	1,668,568	—	—	—
Options granted	(2,323,500)	2,323,500	$1.75–$ 7.55	$3.16
Options exercised	—	(133,206)	$0.10–$ 5.00	$1.98
Options canceled	1,492,433	(1,492,433)	$2.00–$31.063	$6.83

Balance at December 31, 2002	3,533,173	7,185,200	$0.10–$32.50	$5.34
Shares authorized	1,685,220	—	—	—
Options granted	(2,713,900)	2,713,900	$2.05–$13.59	$7.59
Options exercised	—	(949,700)	$0.10–$11.75	$3.52
Options canceled	630,619	(630,619)	$0.40–$32.50	$5.64
Shares repurchased	2,086	—	$0.90–$ 0.90	$0.90

Balance at December 31, 2003	3,137,198	8,318,781	$0.10–$32.50	$6.26

At December 31, 2003, 2002 and 2001, 17,939, 588,731 and 1,580,679 shares which had been issued upon exercise of options were subject to repurchase, respectively. At December 31, 2003, 2002 and 2001 options to acquire 3,358,594, 2,600,214 and 1,328,749 shares were vested but not exercised, respectively.

SUPPORTSOFT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Exercise prices for options outstanding as of December 31, 2003 and the weighted-average remaining contractual life are as follows:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number of Shares	Weighted Average Remaining Contractual Life (In Years)	Weighted Average Exercise Price	Number of Shares	Weighted Average Exercise Price
$ 0.10– 2.25	1,320,081	7.19	$1.56	771,525	$1.13
2.30– 2.70	1,334,784	8.10	2.62	530,915	2.68
2.74– 3.64	1,331,890	8.84	3.46	336,008	3.41
3.95– 6.93	1,381,660	8.51	5.49	447,130	4.96
7.00–10.43	1,508,353	7.75	8.84	825,620	9.37
11.30–14.63	1,210,563	8.95	12.71	304,308	12.67
15.44–32.50	231,450	6.76	24.09	184,786	24.22

	8,318,781	8.16	$6.26	3,400,292	$6.39

2000 Employee Stock Purchase Plan

In February 2000, the board of directors approved the adoption of SupportSoft’s 2000 employee stock purchase plan (the “2000 Purchase Plan”). A total of 2,000,000 shares of common stock were initially reserved for issuance under the 2000 Purchase Plan. On January 1 of each year, the number of shares reserved automatically increases by the lesser of 2,000,000 shares, 3% of the outstanding shares, or an amount determined by the board of directors. For 2003, the board of directors elected to have zero shares added to the 2000 Purchase Plan. The 2000 Purchase Plan permits eligible employees to acquire shares of SupportSoft’s common stock through periodic payroll deductions of up to 15% of total compensation. Purchases occur on the last day of each July and January following the end of each participation period. The price at which the common stock may be purchased is 85% of the lesser of the fair market value of SupportSoft’s common stock on each employee’s applicable enrollment date or on the last day of the respective participation period. As of December 31, 2003, 583,317 shares have been issued under the 2000 Purchase Plan at prices ranging from $1.88 to $11.90.

Deferred Compensation

SupportSoft recorded deferred stock compensation in connection with the grant of certain stock options and restricted stock to employees and board members representing the difference between the exercise price and the deemed fair value of SupportSoft’s common stock on the date such stock options were granted (“intrinsic value method”) as prescribed in APB 25. Deferred compensation amounts are included as a reduction of stockholders’ equity. SupportSoft did not record deferred compensation associated with option grants during the years ended December 31, 2003, 2002 and 2001. The rights to purchase restricted stock and stock options granted to non-employees were valued using the Black Scholes model prescribed in FAS 123 and EITF 96-18. Awards relating to consulting and advisory services have been revalued over the vesting period of the options (“fair value method”). Deferred compensation related to these grants was being amortized by charges to operations on a graded vesting method. All existing deferred stock compensation balances had been fully amortized by the year ended December 31, 2002.

SupportSoft recorded amortization of deferred stock compensation expense in connection with the grant of certain stock options to employees and board of directors of zero in 2003, approximately $578,000 in 2002 and $4.3 million in 2001.

SUPPORTSOFT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

6.    Income Taxes

Income (loss) before income taxes included income from foreign operations of approximately $240,000, $250,000 and zero for the years ended December 31, 2003, 2002 and 2001, respectively.

The provision for (benefit from) income taxes consisted of the following (in thousands):

	Years Ended December 31,
	2003	2002	2001
Current:
Federal	$162	$—	$—
State	131	—	—
Foreign	203	177	—

Provision for income taxes	$496	$177	$—

The reconciliation of the federal statutory income tax rate to the Company’s effective income tax rate is as follows (in thousands):

	Years Ended December 31,
	2003	2002	2001
Expected provision (benefit) at federal statutory rate	$3,471	$(1,213)	$(9,863)
State taxes, net of federal benefit	131	—	—
Permanent Differences	69	—	—
Valuation allowance (utilized)/provided	(3,378)	1,213	9,863
Foreign taxes	203	177	—

Provision for income taxes	$496	$177	$—

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company’s deferred tax assets and liabilities are as follows (in thousands):

	December 31,
	2003	2002
Deferred tax assets:
Net operating loss carryforwards	$13,814	$17,473
Research & development tax credits	2,112	1,924
Capitalized research and development	219	223
Intangible assets	2,258	1,812
Fixed assets	662	—
Deferred revenue	5,787	4,068
Other	788	825

Total deferred tax assets	25,640	26,325
Valuation allowance	(25,640)	(26,325)

Net deferred tax assets	$—	$—

The Financial Accounting Standards Board’s Statement of Financial Accounting Standards No. 109 “Accounting for Income Taxes”, provides for the recognition of deferred tax assets if realization of such assets is

SUPPORTSOFT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

more likely than not. Based upon the weight of available evidence, which includes SupportSoft’s historical operating performance and reported cumulative net losses since inception, the Company provided a full valuation allowance against its net deferred tax assets.

The net valuation allowance decreased by approximately $700,000 and increased by approximately $1.7 million and $8.8 million during the years ended December 31, 2003, December 31, 2002, and December 31, 2001, respectively.

As of December 31, 2003, the Company had federal and state net operating loss carryforwards of approximately $36.2 million and $19.9 million, respectively. The Company also had federal and state research and development credit carryforwards of approximately $1.4 million and $1.0 million, respectively. The net operating loss and credit carryforwards will expire at various dates beginning in 2005 through 2021, if not utilized.

Utilization of the net operating loss carryforwards and credits may be subject to substantial annual limitation due to the ownership change limitations provided by the Internal Revenue Code of 1986, as amended, and similar state provisions. The annual limitation may result in the expiration of net operating losses and credits before utilization.

7.    Related Party Transactions

As of December 31, 2001, SupportSoft held notes receivable due from officers and a director in the aggregate amount of $1.5 million, which were classified in stockholders’ equity. All notes were secured by shares of SupportSoft’s common stock and were fully repaid during the year ended December 31, 2002.

8.    Quarterly Financial Information (Unaudited)

Summarized quarterly financial information for 2003 and 2002 is as follows:

	Fiscal Year 2003 Quarter Ended
	Mar. 31, 2003	June 30, 2003	Sept. 30, 2003	Dec. 31, 2003
	(in thousands, except per share data)
Statement of Operations Data:
Total revenue	$11,994	$12,611	$13,532	$15,134
Income from operations	1,407	2,048	2,620	3,339
Net income	1,474	2,020	2,561	3,365
Basic net income per share	$0.04	$0.06	$0.07	$0.09
Diluted net income per share	$0.04	$0.06	$0.07	$0.08

	Fiscal Year 2002 Quarter Ended
	Mar. 31, 2002	June 30, 2002	Sept. 30, 2002	Dec. 31, 2002
	(in thousands, except per share data)
Statement of Operations Data:
Total revenue	$8,765	$9,466	$11,113	$11,816
Income (loss) from operations	(2,946)	(1,912)	(246)	999
Net income (loss)	(2,821)	(1,807)	37	949
Basic net income (loss)	$(0.09)	$(0.06)	$0.00	$0.03
Diluted net income (loss) per share	$(0.09)	$(0.06)	$0.00	$0.03

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES.

None.

ITEM 9A.	CONTROLS AND PROCEDURES.

Evaluation of disclosure controls and procedures.

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

Based on their evaluation as the end of the period covered by this Annual Report on Form 10-K, our Chief Executive Officer and Chief Financial Officer have concluded that, subject to the limitations noted above, our disclosure controls and procedures were effective to ensure that material information relating to us, including our consolidated subsidiaries, is made known to them by others within those entities, particularly during the period in which this Annual Report on Form 10-K was being prepared.

Changes in internal control over financial reporting.

There was no significant change in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) identified in connection with the evaluation described in Item 9A(a) above that occurred during our last fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART III

ITEM 10.	DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

The information required by Item 10 of Form 10-K with respect to Items 401 and 405 of Regulation S-K regarding the identification of directors is incorporated herein by reference from the information contained in the section entitled “Election of Directors” in our definitive Proxy Statement for the 2004 Annual Meeting of Stockholders (the “Proxy Statement”), a copy of which will be filed with the Securities and Exchange Commission on or before April 29, 2004. For information with respect to our executive officers, see “Executive Officers of the Registrant” at the end of Part I of this report.

We have adopted a Code of Ethics and Business Conduct for Employees, Officers and Directors which is applicable to all of our directors, executive officers and employees, including our Chief Executive Officer and Chief Financial Officer (our principal executive officer and principal financial and accounting officer, respectively). The Code of Ethics and Business Conduct for Employees, Officers and Directors is available on our web site at http://www.supportsoft.com/investors. A copy of the Code of Ethics and Business Conduct for Employees, Officers and Directors will be provided without charge to any person who requests it by writing to the address or telephoning the number indicated under “SEC Filings and other Available Information” on page 15. We will disclose on our web site amendments to or waivers from its Code of Ethics and Business Conduct applicable to our directors or executive officers, including our Chairman and Chief Executive Officer and our Chief Financial Officer, in accordance with all applicable laws and regulations.

ITEM 11.	EXECUTIVE COMPENSATION.

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

Securities Authorized for Issuance Under Equity Compensation Plans

Equity Compensation Plan Information

As of December 31, 2003

	Number of securities to be issued upon exercise of outstanding options, warrants, and rights	Weighted-average exercise price of outstanding options, warrants, and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Plan Category	(a)	(b)	(c)
Equity Compensation Plans approved by security holders (1)	8,318,781	$6.26	3,137,198	(2)
Equity Compensation Plans not approved by security holders (3)	—	—	—

Totals	8,318,781	$6.26	3,137,198	(4)

(1)	Includes 1998 Stock Option Plan and 2000 Omnibus Equity Incentive Plan.

(2)	The number of shares reserved for issuance under the 2000 Omnibus Equity Incentive Plan (the “2000 Incentive Plan”) is subject to an annual increase as follows:

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

(3)	None.

(4)	The amount does not include 2,411,208 shares available for sale pursuant to our 2000 Employee Stock Purchase Plan. Shares of common stock will be purchased at a price equal to 85% of the fair market value per share of common stock on either the first day preceding the offering period or the last date of the offering period, whichever is less. The number of shares reserved for issuance shall automatically increase each year by a number equal to the lesser of (i) 2,000,000 shares, (ii) 3% of the outstanding common stock on that date, or (iii) a lesser amount determined by our board of directors.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

The information required by Item 13 of Form 10-K is incorporated herein by reference from the information contained in the section entitled “Certain Relationships and Related Transactions” in the Proxy Statement.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES.

The information required by Item 14 of Form 10-K is incorporated herein by reference from the information contained in the section entitled “Principal Accountant Fees and Services” in the Proxy Statement.

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

On October 16, 2003, we filed a Form 8-K furnishing under item 12 our press release announcing our financial results for the quarter ended September 30, 2003. The information contained in this Form 8-K shall not be deemed “filed” with the SEC as a result of its reference herein.

(c)	See Exhibit Index at page 66 of this report, which index of exhibits is incorporated herein by reference.

(d)	See the Consolidated Financial Statements and Supplementary Data beginning on page 40 of this report.

SIGNATURES

Pursuant to the requirements of the Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on this 11th day of March, 2004.

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

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated:

Signature	Title	Date

/s/ RADHA R. BASU Radha R. Basu	President, Chief Executive Officer and Chairman (Principal Executive Officer)	March 11, 2004

/s/ BRIAN M. BEATTIE Brian M. Beattie	Executive Vice President of Finance and Administration and Chief Financial Officer (Principal Financial and Accounting Officer)	March 11, 2004

/s/ MANUEL DIAZ Manuel Diaz	Director	March 11, 2004

/s/ CLAUDE M. LEGLISE Claude M. Leglise	Director	March 11, 2004

/s/ KEVIN C. EICHLER Kevin C. Eichler	Director	March 11, 2004

/s/ E. SCOTT RUSSELL E. Scott Russell	Director	March 11, 2004

/s/ JAMES THANOS James Thanos	Director	March 11, 2004

/s/ DICK WILLIAMS Dick Williams	Director	March 11, 2004

EXHIBIT INDEX

Exhibit	Description of Document

3(i)	Restated Certificate of Incorporation, as amended (incorporated by reference to Exhibit 3.1 of SupportSoft’s annual report on Form 10-K for the year ended December 31, 2001).

3(ii)	Amended and Restated Bylaws (incorporated by reference to Exhibit 3.2 of SupportSoft’s annual report on Form 10-K for the year ended December 31, 2001).

4.1	Form of Common Stock Certificate (incorporated by reference to Exhibit 4.1 of SupportSoft’s quarterly report on Form 10-Q for the quarter ended June 30, 2002).

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

10.10*	Employment Agreement dated July 25, 2003, by and between registrant and John Van Siclen.

10.11*	Employment Agreement dated May 1, 2003, by and between registrant and Chris M. Grejtak.

10.12

Form of Proprietary Information and Inventions Agreement (incorporated by reference to Exhibit 10.13 of Amendment No. 2 to SupportSoft’s registration statement on Form S-1 (File No. 333-30674) filed on March 31, 2000).

Exhibit	Description of Document

10.13

Lease agreement, dated October 1, 2001, by and between the registrant and Martin/Campus LLC (incorporated by reference to Exhibit 10.16 of SupportSoft’s annual report on Form 10-K for the year ended December 31, 2001).

10.14

First Amendment to Lease effective May 31, 2003 by and between MPTP Holding, LLC and the registrant (incorporated by reference to Exhibit 10.1 of SupportSoft’s quarterly report on Form 10-Q for the quarter ended June 30, 2003).

23.1	Consent of Ernst & Young LLP, Independent Auditors

24.1	Power of Attorney (see page 65 of this Form 10-K)

31.1	Chief Executive Officer Section 302 Certification.

31.2	Chief Financial Officer Section 302 Certification.

32.1	Statement of the Chief Executive Officer under 18 U.S.C. § 1350

32.2	Statement of the Chief Financial Officer under 18 U.S.C. § 1350

*	Denotes an executive or director compensation plan or arrangement.