Form 10-Q
period 2004-03-31
SUPPORTSOFT INC
filed 2004-05-10
CIK 1104855

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2004

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

On May 7, 2004, 42,240,046 shares of the Registrant’s Common Stock, $0.0001 par value, were outstanding.

SUPPORTSOFT, INC.

FORM 10-Q

QUARTERLY PERIOD ENDED MARCH 31, 2004

PART I. FINANCIAL INFORMATION

ITEM 1: FINANCIAL STATEMENTS

SUPPORTSOFT, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands)

	March 31, 2004	December 31, 2003
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$36,209	$52,108
Short-term investments	89,803	69,306
Accounts receivable, net	11,205	12,421
Prepaids and other current assets	3,483	3,814

Total current assets	140,700	137,649
Property and equipment, net	683	676
Other assets	710	719

Total assets	$142,093	$139,044

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$351	$427
Accrued compensation	1,610	1,852
Other accrued liabilities	1,649	1,837
Deferred revenue	17,401	19,444

Total current liabilities	21,011	23,560
Deferred revenue—long-term portion	1,285	1,478
Commitments and contingencies
Stockholders’ equity:
Common stock	4	4
Additional paid-in capital	191,349	189,693
Accumulated other comprehensive loss	40	(157)
Accumulated deficit	(71,596)	(75,534)

Total stockholders’ equity	119,797	114,006

Total liabilities and stockholders’ equity	$142,093	$139,044

See accompanying notes.

SUPPORTSOFT, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share amounts; unaudited)

	Three Months Ended March 31,
	2004	2003
Revenue:
License fees	$11,255	$9,593
Services	4,456	2,401

Total revenue	15,711	11,994
Costs and expenses:
Cost of license fees	94	90
Cost of services	2,104	1,690
Research and development	2,332	2,334
Sales and marketing	6,229	5,048
General and administrative	1,243	1,425

Total costs and expenses	12,002	10,587

Income from operations	3,709	1,407
Interest and other income, net	726	140

Income before income taxes	4,435	1,547
Income tax expense	(497)	(73)

Net income	$3,938	$1,474

Basic net income per share	$0.09	$0.04

Shares used in computing per share amounts	41,968	33,306

Diluted net income per share	$0.09	$0.04

Shares used in computing per share amounts	46,219	34,532

See accompanying notes.

SUPPORTSOFT, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands; unaudited)

	Three Months Ended March 31,
	2004	2003
Operating Activities:
Net income	$3,938	$1,474
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	229	409
Other	197	67
Changes in assets and liabilities:
Accounts receivable, net	1,216	(4,771)
Prepaid and other current assets	331	370
Accounts payable	(76)	1,029
Accrued compensation	(242)	63
Other accrued liabilities	(188)	381
Deferred revenue	(2,236)	2,426

Net cash provided by operating activities	3,169	1,448

Investing Activities:
Purchases of property and equipment	(236)	(211)
Other assets	9	(45)
Purchases of short-term investments	(47,057)	(12,433)
Sales and maturities of short-term investments	26,560	3,110

Net cash used in investing activities	(20,724)	(9,579)

Financing Activities:
Proceeds from issuances of common stock, net of repurchases	1,656	244
Principal payments under capital lease obligations	—	(56)

Net cash provided by financing activities	1,656	188

Net decrease in cash and cash equivalents	(15,899)	(7,943)
Cash and cash equivalents at beginning of period	52,108	17,067

Cash and cash equivalents at end of period	$36,209	$9,124

Supplemental schedule of cash flow information
Interest paid	$—	$6

Income taxes paid	$43	$3

See accompanying notes.

SUPPORTSOFT, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

(1) Significant Accounting Policies:

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements include the accounts of SupportSoft, Inc. (the “Company” or “SupportSoft”) and its wholly owned subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation. The balance sheet at March 31, 2004 and the statements of operations for the three months ended March 31, 2004 and 2003 and cash flows for the three months ended March 31, 2004 and 2003 are unaudited. In the opinion of management, these financial statements reflect all adjustments (consisting of normal reoccurring adjustments) that are necessary for a fair presentation of the results for and as of the periods shown. The results of operations for such periods are not necessarily indicative of the results expected for the full fiscal year or for any future period. The condensed consolidated financial statement information as of December 31, 2003 is derived from audited financial statements as of that date. These financial statements should be read with the consolidated financial statements and related notes included in the Company’s Annual Report on Form 10-K, filed with the Securities and Exchange Commission on March 11, 2004.

Use of Estimates and Reclassifications

The preparation of consolidated financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and the accompanying notes. Actual results could differ materially from these estimates.

Cash, Cash Equivalents and Short-Term Investments

Estimated fair values of financial instruments are based on quoted market prices. The following is a summary of cash and available-for-sale securities at March 31, 2004 (in thousands):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Cash	$8,466	$—	$—	$8,466
Money market funds	3,246	—	—	3,246
Commercial paper	5,036	—	—	5,036
Federal agencies	30,770	41	—	30,811
Municipal bonds	21,650	—	—	21,650
Corporate bonds	21,241	—	(13)	21,228
Auction backed securities	35,575	—	—	35,575

	$125,984	$41	$(13)	$126,012

Classified as:
Cash and cash equivalents	$36,209	$—	$—	$36,209
Short-term investments	89,775	41	(13)	89,803

	$125,984	$41	$(13)	$126,012

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

Services revenue is primarily comprised of revenue from professional services, such as maintenance and support, consulting and training. Arrangements that include services are evaluated to determine whether those services are essential to the functionality of other elements of the arrangement. Non-essential consulting and training revenues are generally recognized as the services are performed. When non-essential services are bundled in a term licensing arrangement, revenue from the services is recognized ratably over the period associated with the initial payment. Customer maintenance and support revenues are recognized over the term of the maintenance and support period (generally one year). When the services are considered essential to the functionality of other elements of the arrangement, revenue under the arrangement is recognized using contract accounting.

Concentration of Credit Risk and Significant Customers

Financial instruments that potentially subject us to concentrations of credit risk consist principally of cash equivalents, short-term investments and trade accounts receivable. Our investment portfolio is diversified and consists of investment grade securities. Our investment policy limits the amount of credit risk exposure to any one issuer and in any one country. We are exposed to credit risks in the event of default by the issuers to the extent of the amount recorded on the balance sheet. The credit risk in our trade accounts receivable is substantially mitigated by our credit evaluation process, reasonably short collection terms and the fact that the Company sells its products primarily to large organizations in diversified industries. We maintain reserves for potential credit losses and such losses have been within management’s expectations.

For the three months ended March 31, 2004, one customer accounted for 20% of our total revenue and another customer accounted for 15% of our total revenue. No other customer individually accounted for 10% or more of our total revenue for the three months ended March 31, 2004. For the three months ended March 31, 2003, three of our customers accounted for 10% or more of our total revenue. One customer accounted for 14% of our total revenue and the other two customers each accounted for 13% of our total revenue. No other customer individually accounted for 10% or more of our total revenue for the three months ended March 31, 2003.

Trade Accounts Receivable

Trade accounts receivable are recorded at the invoiced amount. The allowance for doubtful accounts is SupportSoft’s best estimate of the amount of probable credit losses in SupportSoft’s existing accounts receivable. SupportSoft performs ongoing evaluations of its customers’ payment patterns and financial condition and generally does not require collateral. SupportSoft maintains reserves for credit losses, and such losses have been within management’s expectations. If the financial condition of SupportSoft’s customers were to deteriorate, resulting in an impairment of their ability to make payments, additional reserves may be required. At March 31, 2004 and December 31, 2003, the Company had reserves for credit losses of $735,000.

At March 31, 2004, two customers in aggregate accounted for approximately 50% of total accounts receivable, net. At December 31, 2003, three customers in aggregate accounted for approximately 41% of total accounts receivable, net.

Net Income Per Common Share

Basic and diluted net income (loss) per share are presented in accordance with Statement of Financial Accounting Standards No. 128, “Earnings per Share” (“FAS 128”), for all periods presented.

SupportSoft computes basic income per share using the weighted-average number of common shares outstanding during the period, less shares subject to repurchase. SupportSoft computes diluted income per share using the weighted-average number of common and dilutive common equivalent shares outstanding during the period.

The following table sets forth the computation of basic and diluted net income per share (in thousands, except per share data):

	Three months ended March 31,
	2004	2003
Net income	$3,938	$1,474

Basic:
Weighted-average shares of common stock outstanding	41,978	33,785
Less: Weighted-average shares subject to repurchase	(10)	(479)

Shares used in computing basic net income per share	41,968	33,306

Basic net income per share	$0.09	$0.04

Diluted:
Weighted-average shares of common stock outstanding	41,978	33,785
Add: Common equivalent shares outstanding	4,241	747

Shares used in computing diluted net income per share	46,219	34,532

Diluted net income per share	$0.09	$0.04

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

The following weighted-average assumptions were used:

	Three Months Ended March 31,
Employee and Director Stock Options	2004	2003
Risk-free interest rate	2.58%	2.07%
Expected life (years)	4.0	4.0
Volatility	63%	75%
Dividend Yield	0.0%	0.0%

	Year Ended March 31,
Employee Stock Purchase Plan	2004	2003
Expected life (in years)	0.25	0.24
Risk-free interest rates	1.81%	1.38%
Volatility	63%	75%
Dividend yield	—	—
Weighted average fair value at grant date	$11.43	$3.35

For purposes of pro forma disclosures pursuant to FAS 123 as amended by FAS 148, the estimated fair value of the options is amortized to expense over the vesting period of the options using a graded vesting method. The effects of applying FAS 123 for pro forma disclosures are not likely to be representative of the effects on reported net income or loss for future years.

SupportSoft’s pro forma information follows (in thousands, except per share amounts):

	Three Months Ended March 31,
	2004	2003
Net income	$3,938	$1,474
Deduct: Total option-based employee compensation expense determined under the fair value based method for all awards	(2,083)	(1,424)
Deduct: Total ESPP-based compensation expense determined under the fair value based method for all awards	(154)	(63)

Pro forma net income (loss)	$1,701	$(13)

Basic net income (loss) per share:
As reported	$0.09	$0.04

Pro forma	0.04	(0.00)

Diluted net income (loss) per share:
As reported	$0.09	$0.04

Pro forma	$0.04	$(0.00)

(2) Warranties and Idemnification

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

The following are the components of comprehensive income: (in thousands)

	Three months ended March 31,
	2004	2003
Net income	$3,938	$1,474
Net unrealized gain on available-for-sale securities	32	6
Translation adjustment gain	165	40

Comprehensive income	$4,135	$1,520

The components of accumulated other comprehensive income relate entirely to translation adjustment gains (losses) and unrealized gains (losses) on available-for-sale securities and are $12,000 and $28,000 at March 31, 2004, respectively.

(4) Income Taxes

We recorded a provision for income taxes of approximately $497,000 and $73,000 for the three months ended March 31, 2004 and 2003, respectively. The effective rate used to record the provision for income taxes in the three months ended March 31, 2004 and 2003 differed from the expected US federal statutory rate primarily due to the utilization of previously unbenefited net operating losses.

As of March 31, 2004 our deferred tax assets are fully offset by a valuation allowance due to our history of operating losses.

(5) Contingencies

In November 2001, a class action lawsuit was filed against us and two of our officers in the United States District Court for the Southern District of New York. The lawsuit alleged that our registration statement and prospectus dated July 18, 2000 for the issuance and initial public offering of 4,250,000 shares of our common stock contained material misrepresentations and/or omissions, related to alleged inflated commissions received by the underwriters of the offering. The defendants named in the lawsuit are SupportSoft, Radha Basu, Brian Beattie, Credit Suisse First Boston Corporation, Bear, Stearns & Co. Inc. and FleetBoston Robertson Stephens Inc. The lawsuit seeks unspecified damages as well as interest, fees and costs. Similar complaints have been filed against 55 underwriters and more than 300 other companies and other individual officers and directors of those companies. All of the complaints against the underwriters, issuers and individuals have been consolidated for pre-trial purposes before U.S. District Court Judge Scheindlin of the Southern District of New York. On June 26, 2003, the plaintiffs announced that a proposed settlement between the issuer defendants and their directors and officers had been reached. As a result of the proposed settlement, which is subject to court approval, we anticipate that our insurance carrier will be responsible for any payments other than attorneys’ fees prior to June 1, 2003. On September 2, 2003, plaintiffs’ executive committee advised the court that the lead plaintiff in the action against us was unwilling to serve as a class representative, and sought leave to seek a new class representative. On October 20, 2003, we were notified that a new class representative would be substituted into the case against us. We have since been informed by plaintiffs’ counsel that the lead plaintiff would remain in the case for settlement purposes and that at least one other individual would intervene to join as a class representative. At a court conference on March 4, 2004, plaintiffs’ executive committee advised the court that the negotiators for plaintiffs and issuers have agreed on the terms of the settlement. As of May 6, 2004, it was anticipated that settlement documents would be presented to the court for initial consideration during June 2004. While we cannot predict with certainty the outcome of the litigation or whether the settlement will be approved, we believe that the claims against us and our officers are without merit.

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

ITEM 2: MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read together with the unaudited condensed consolidated financial statements and related notes appearing in Item 1 of this report on Form 10-Q and the section entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the consolidated financial statements and related notes included in SupportSoft’s Annual Report on Form 10-K for the year ended December 31, 2003.

This report on Form 10-Q contains forward-looking statements. These statements relate to our, and in some cases our customers’, future plans, objectives, expectations, intentions and financial performance, as well as statements as to our intent to invest in product development and technologies, including digital video cable products for digital service providers, our intent to expand our international operations, pursue international digital service providers, expand distribution channels through alliances with managed service providers and other software vendors and to expand our employee base and build our sales, marketing, customer support, technical and operational resources, the possibility of expanding by acquiring complementary businesses, the anticipated percentage of total revenue that ratable licensing arrangements, perpetual licensing arrangements and professional services may constitute in future periods, expected cash flows, the adequacy of capital resources, the ability to compete and respond to technological change and the acceptance and performance of our products and services. In some cases, you can identify forward-looking statements because we use terms such as anticipates, believes, continue, could, estimates, expects, intends, may, plans, potential, predicts, should or will or the negative of those terms or other comparable words. These statements involve risks and uncertainties that may cause our actual results, activities or achievements to be materially different from those expressed or implied by these statements. These risks and uncertainties include those listed under Factors that May Affect Future Results and Management’s Discussion and Analysis of Financial Condition and Results of Operations.

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

Overview

We develop, market and distribute support and service management software designed to accelerate and automate enterprise technical support, customer service and end-point management. We refer to this as real-time service management software. Our software solutions are utilized by three types of customers:

•	Enterprises, to service customers, partners and employees

•	Managed service providers, to assist with providing technology outsourcing services to enterprises

•	Digital service providers, to provide installation and support for the broadband Internet and digital video services they provide to their subscribers

We have delivered consecutive quarters of revenue and earnings growth over the last eleven quarters. In addition, we have been cash flow positive for the most recent nine consecutive quarters and profitable for the most recent seven consecutive quarters. We attribute our success to several factors, including but not limited to the:

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

Like many companies operating in the ever-changing high technology industry, we cannot provide assurances that our growth trend can be sustained. Our future financial performance may be challenged by a weak economy if capital spending and the demand for enterprise wide software decreases. In addition, competitive pressures, including from new competitors or alliances or mergers among competitors, could reduce our market share or require us to reduce the price of products and services, thereby impacting our operating results. The high growth that we have achieved with our high-speed Internet software products may be hard to repeat as we have obtained a large share of the broadband Internet service provider market in the United States. Furthermore, we typically derive a portion of our revenue each quarter from a number of orders received in the last month of a quarter. If we fail to close orders expected to be completed toward the end of a quarter, particularly if these orders are for perpetual licenses or large customer orders, our quarterly results would suffer. In conjunction with this, as further described under results of operations, in recent quarters immediate revenue has become a larger percentage of our total revenue, which results in less ratable revenue streams and more dependence on a few customers for a substantial portion of our revenue in any one quarter.

To address the challenges discussed above, we intend to pursue various opportunities. For example, we intend to continue to invest in product development and technologies to enhance our current products and service offerings and to develop new products and services, including digital video cable products for digital service providers. We intend to use the proceeds from our follow-on offering in November 2003 to expand our operations on several fronts. We intend to invest in the expansion of our international operations and to aggressively pursue international digital service providers, as well as other customer types, in these international markets. We also intend to expand our distribution channels through alliances with managed service providers and other software vendors and to expand our employee base and build our sales, marketing, customer support, technical and operational resources. We may seek to accomplish these expansions by acquiring businesses that possess products, technology, or operations that are complementary to our existing operations. However, the process of integrating an acquired business, technology, service or product into our business and operations may result in additional risks, including unforeseen operating difficulties and expenditures.

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

Critical Accounting Policies and Estimates

In preparing our consolidated financial statements in conformity with accounting principles generally accepted in the United States, we make assumptions, judgments and estimates that can have a significant impact on our total revenue, operating income and net income, as well as on the value of certain assets and liabilities on our consolidated balance sheet. We base our assumptions, judgments and estimates on historical experience and various other factors that we believe to be reasonable under the circumstances. Actual results could differ materially from these estimates under different assumptions or conditions. On a regular basis we evaluate our assumptions, judgments and estimates and make changes accordingly. We believe that the assumptions, judgments and estimates involved in the accounting for revenue recognition, allowance for doubtful accounts, valuation allowance and realization of deferred income tax assets have the greatest potential impact on our consolidated financial statements, so we consider these to be our critical accounting policies. We discuss below the critical accounting estimates associated with these policies. Historically, our assumptions, judgments and estimates relative to our critical accounting policies have not differed materially from actual results. For further information on the critical accounting policies, see Note 1 of our Notes to Consolidated Financial Statements.

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

RESULTS OF OPERATIONS

The following table sets forth the results of operations for the three months ended March 31, 2004 and 2003 expressed as a percentage of total revenue.

	Three Months Ended March 31,
	2004	2003
Revenue:
License fees	72%	80%
Services	28	20

Total revenue	100	100

Costs and expenses:
Cost of license fees	1	1
Cost of services	13	14
Research and development	15	19
Sales and marketing	39	42
General and administrative	8	12

Total costs and expenses	76	88

Income from operations	24	12
Interest and other income, net	4	1

Income before income taxes	28	13
Income tax expense	(3)	(1)

Net income	25%	12%

Three Months Ended March 31, 2004 and 2003

Revenue

We generate revenue primarily from software licenses and related services. We offer our products through a combination of direct sales, managed service providers, alliances and resellers. For the three months ended March 31, 2004 and 2003, ratable license revenue represented approximately 24% and 33% of total revenue, respectively. Although the percentage of revenue we recognize in the future from ratable licensing arrangements will vary from period to period, we currently anticipate that revenue from such arrangements will represent approximately 20% to 25% of total revenue for the remainder of the year. We anticipate that revenue we recognize on an immediate basis from perpetual licensing arrangements will be approximately 45% to 55% of total revenue for the remainder of the year. Although the percentage of revenue we recognize in the future from services will vary from period to period, we currently anticipate that revenue from services will represent approximately 25% to 30% of total revenue for the remainder of the year.

For the three months ended March 31, 2004, one customer accounted for 20% of our total revenue and another customer accounted for 15% of our total revenue. No other customer individually accounted for 10% or more of our total revenue for the three months ended March 31, 2004. For the three months ended March 31, 2003, three of our customers accounted for 10% or more of our total revenue. One customer accounted for 14% of our total revenue and the other two customers each accounted for 13% of our total revenue. No other customer individually accounted for 10% or more of our total revenue for the three months ended March 31, 2003.

Revenue from customers outside the United States accounted for approximately 13% of our total revenue for the three months ended March 31, 2004, compared with 19% for the three months ended March 31, 2003.

License revenue

License revenue increased to $11.3 million in the three months ended March 31, 2004 from $9.6 million in the three months ended March 31, 2003. The increase in license revenue was due primarily to greater demand for our software products and an increase in our license revenue mix to more immediate arrangements relative to ratable arrangements. Over time, license revenue from ratable arrangements could decrease as a percentage of total revenue as new customers are signing fewer term license arrangements and existing customers are renewing or converting term licenses to a perpetual basis.

Services revenue

Services revenue increased to $4.5 million in the three months ended March 31, 2004 from $2.4 million in the three months ended March 31, 2003. This increase was due to increased maintenance and consulting revenue associated with the growth in our customer base from prior years. The increase in maintenance revenue was also attributable to an increase in our license revenue mix to more perpetual arrangements, which resulted in an overall increase in the number of maintenance contracts.

Cost of license fees

Cost of license fees consists primarily of costs related to third-party software royalty fees under license arrangements for technology embedded into our products. Cost of license revenue increased to $94,000 in the three months ended March 31, 2004 from $90,000 in the three months ended March 31, 2003.

Cost of services revenue

Cost of services consists primarily of compensation costs, travel costs, related overhead expenses for services personnel and payments made to third parties for subcontracted consulting services. Cost of services revenue increased to $2.1 million in the three months ended March 31, 2004 from $1.7 million in the three months ended March 31, 2003. This increase was due primarily to an increase in salary and travel expenses as a result of an increase in headcount as well as a slight increase in consulting expenses.

Operating Expense

Research and development.    Research and development expense is expensed as incurred. Research and development expense consists primarily of compensation costs, consulting expenses and related overhead costs for research and development personnel. During both the three months ended March 31, 2004 and 2003, research and development expense was $2.3 million. Research and development expense remained constant as a result of an increase in salary expenses offset by a reduction in the use of third party consultants.

Sales and marketing.    Sales and marketing expense consists primarily of compensation costs, including salaries and commissions and related overhead costs for sales and marketing personnel and promotional expenses, including public relations, advertising and trade shows. Sales and marketing expense increased to $6.2 million in the three months ended March 31, 2004 from $5.0 million in the three months ended March 31, 2003. The increase was due primarily to an increase in salary, sales commissions and related expenses.

General and administrative.    General and administrative expense consists primarily of compensation costs and related overhead costs for administrative personnel and professional fees for legal, accounting and other professional services. General and administrative expense decreased to $1.2 million in the three months ended March 31, 2004 from $1.4 million in the three months ended March 31, 2003. The decrease was due primarily to a decrease in professional fees for legal and accounting services partially offset by an increase in salary and related expenses.

Interest income and other, net.    Interest income and other, net was $726,000 for the three months ended March 31, 2004, as compared to interest income and other, net of $140,000 in the same period in 2003. This increase in interest income was attributable to higher invested balances as a result of the proceeds received from our secondary offering in November 2003 as well as an increase in other income resulting from the receipt of overdue payments from two customers.

Provision for income taxes.    Income tax expense was $497,000 for the three months ended March 31, 2004 and $73,000 for the three months ended March 31, 2003. This increase is due to an increase in income generated from operations. Given our limited operating history, our losses incurred to date and the difficulty in accurately forecasting our future results, we do not believe that the realization of the related deferred income tax asset meets the criteria required by generally accepted accounting principles. Therefore, we have recorded a 100% valuation allowance against the deferred income tax asset.

LIQUIDITY AND CAPITAL RESOURCES

Since our incorporation in December 1997, we have financed our operations primarily through our secondary public offering, initial public offering, cash flows from operations and, to a lesser extent, from the private placement of our preferred and common stock, bank borrowings and capital equipment lease financing. In November 2003, we completed our secondary public offering from which we received net proceeds of approximately $77.7 million.

Operating Activities

Net cash generated by operating activities was $3.2 million in the three months ended March 31, 2004, an increase of $1.7 million over the $1.4 million generated by operating activities during the three month period ended March 31, 2003. Depreciation of fixed assets which is included in net loss but does not require the use of cash amounted to $229,000 and $409,000 for the three months ended March 31, 2004 and 2003, respectively. Net cash generated by operating activities in the three month period ended March 31, 2004 was primarily the result of net income of $3.9 million, a decrease of $1.2 million in accounts receivable, net and $331,000 in prepaid and other current assets offset by a decrease of $2.2 million in deferred revenue, $242,000 in accrued compensation and $188,000 in other accrued. Net cash generated by operating activities for the three months ended March 31, 2003 was the result of net income of $1.5 million, an increase of $2.4 million in deferred revenue, $1.0 million in accounts payable and $381,000 of other accrued liabilities and a decrease in prepaid and other current assets of $370,000, offset by an increase in accounts receivable, net of $4.8 million.

Investing Activities

Net cash used in investing activities was $20.7 million in the three months ended March 31, 2004, a increase of $11.1 million over the $9.6 million used in investing activities in the comparable period ended March 31, 2003. For the three months ended March 31, 2004, net cash used in investing activities was due primarily to the purchase of $47.1 million in short-term investments offset by the sale and maturity of $26.6 million in short-term investments. For the three months ended March 31, 2003, net cash used in investing activities for the three months ended March 31, 2003, was due primarily to the purchase of $12.4 million in short-term investments offset by the sale and maturity of $3.1 million in short-term investments.

Financing Activities

Net cash provided by financing activities was $1.7 million for the three months ended March 31, 2004 and $188,000 for the three months ended March 31, 2003. For the period ended March 31, 2004, cash provided by financing activities was attributable to net proceeds from the purchase of common stock under the Employee Stock Purchase Plan and the exercise of employee stock options. For the period ended March 31, 2003, cash provided by financing activities was attributable to net proceeds from the purchase of common stock under the Employee Stock Purchase Plan and the exercise of employee stock options offset by the repayment of principal payments under capital lease obligations.

Commitments

The following summarizes our contractual obligations at March 31, 2004 and the effect these contractual obligations are expected to have on our liquidity and cash flows in future periods (in thousands).

	Payments Due By Period
	Total	1 Year or Less	1–3 Years	After 3 Years
Operating leases	$1,095	$562	$533	$—
Line of credit	119	119	—	—

Total	$1,214	$681	$533	$—

Working Capital and Capital Expenditure Requirements

At March 31, 2004, we had stockholders’ equity of $119.8 million and working capital of $118.4 million. Included as a reduction to working capital is deferred revenue of $17.4 million, which will not require dollar for dollar of cash to settle, but will be recognized as revenue in the future. We believe that our existing cash balances will be sufficient to meet our working capital and capital expenditure requirements for at least the next 12 months.

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

We license our support and service automation software under perpetual and term licenses. Perpetual licenses typically result in immediate recognition of a larger amount of revenue in the particular quarter or period in which we grant the license and deliver the product as compared with term licenses. Revenue from a term license is recognized ratably on a monthly basis over the agreement term, which is typically three years. In addition, we typically derive a significant portion of our revenue each quarter from a number of orders received in the last month of a quarter. If we fail to close orders expected to be completed toward the end of a quarter, particularly if these orders are for perpetual licenses, which are representing an increasing percentage of our revenue, or if there is any cancellation of or delay in the closing of orders, particularly any large customer orders, our quarterly results would suffer.

Because a small number of customers have historically accounted for and may in future periods account for substantial portions of our revenue, our revenue could decline because of delays of customer orders.

A small number of customers have historically accounted for, and may in future periods account for, substantial portions of our revenue. For the three months ended March 31, 2004, one customer accounted for 20% of our total revenue and another customer accounted for 15% of our total revenue. For the three months ended March 31, 2003, three of our customers accounted for 10% or more of our total revenue. One customer accounted for 14% of our total revenue and the other two customers each accounted for 13% of our total revenue. Because a small number of customers are likely to continue to account for a significant portion of our revenue in any given quarter, our revenue could decline because of the loss or delay of a single customer order. We may not obtain additional customers. The failure to obtain additional customers, particularly customers that purchase perpetual licenses, the loss or delay of customer orders and the failure of existing customers to renew licenses or pay fees due would harm our operating results.

We have only recently became profitable on a quarterly basis and may not maintain profitability.

We have only been profitable on a quarterly basis since the third quarter of 2002. If we fail to sustain or increase profitability, we may not be able to increase our number of employees in sales, marketing and research and development programs or increase our investments in capital equipment or otherwise execute our business plan.

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

In addition, our capital resources may be insufficient to acquire businesses, technology, services or products and we may require additional financing. This financing may not be available in sufficient amounts or on terms acceptable to us and may be dilutive to existing stockholders.

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

We have several alliances with third parties that are important to our business. Our existing relationships include those with software and hardware vendors, and relationships with companies who provide outsourced support and service capabilities to enterprise customers. If these relationships fail, we may have to devote substantially more resources to the sales and marketing of our products and services than we would otherwise, and our efforts may not be as effective. For example, companies that provide outsourced support and services often have extensive relationships with our existing and potential customers and significant input in the purchase decisions of these customers. Our failure to maintain these existing relationships, or to establish new relationships with key third parties, could significantly harm our ability to sell our products and services.

We may lose the services of our key personnel, which in turn would harm the market’s perception of our business and our ability to achieve our business goals.

Our success will depend on the skills, experience and performance of our senior management, engineering, sales, marketing and other key personnel. The loss of the services of any of our senior management or other key personnel, including Radha R. Basu, our president, chief executive officer and chairman, Brian Beattie, our executive vice president of finance and administration and chief financial officer, Scott W. Dale, our vice president of engineering and Cadir B. Lee, our chief software officer, as well as Chris Grejtak, our senior vice president of products and marketing, and John Van Siclen, our senior vice president of worldwide field operations, could harm the market’s perception of our business and our ability to achieve our business goals. In addition, if the integration of new members of our senior management team does not go as smoothly as anticipated, it could negatively affect our ability to execute our business plans.

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

We rely upon patents, trademarks, copyrights and trade secrets to protect our proprietary rights and if these rights are not sufficiently protected, it could harm our ability to compete and to generate revenue.

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

ITEM 3: QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Qualitative and Quantitative Disclosures about Market Risk

We develop products in the United States and India and market and sell in North America, South America, Asia, Australia and Europe. As a result, our financial results could be affected by factors such as changes in foreign currency exchange rates or weak economic conditions in foreign markets. As most sales are currently made in U.S. dollars, a strengthening of the dollar could make our products less competitive in foreign markets.

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

At March 31, 2004, our cash and cash equivalents consisted primarily of money market funds held by large institutions in the U.S. and our short-term investments were primarily invested in government debt securities, municipal bonds, corporate bonds and auction backed securities maturing or resetting in less than eighteen months.

ITEM 4: CONTROLS AND PROCEDURES

Evaluation of disclosure controls and procedures .

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

PART II: OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

In November 2001, a class action lawsuit was filed against us and two of our officers in the United States District Court for the Southern District of New York. The lawsuit alleged that our registration statement and prospectus dated July 18, 2000 for the issuance and initial public offering of 4,250,000 shares of our common stock contained material misrepresentations and/or omissions, related to alleged inflated commissions received by the underwriters of the offering. The defendants named in the lawsuit are SupportSoft, Radha Basu, Brian Beattie, Credit Suisse First Boston Corporation, Bear, Stearns & Co. Inc. and FleetBoston Robertson Stephens Inc. The lawsuit seeks unspecified damages as well as interest, fees and costs. Similar complaints have been filed against 55 underwriters and more than 300 other companies and other individual officers and directors of those companies. All of the complaints against the underwriters, issuers and individuals have been consolidated for pre-trial purposes before U.S. District Court Judge Scheindlin of the Southern District of New York. On June 26, 2003, the plaintiffs announced that a proposed settlement between the issuer defendants and their directors and officers had been reached. As a result of the proposed settlement, which is subject to court approval, we anticipate that our insurance carrier will be responsible for any payments other than attorneys’ fees prior to June 1, 2003. On September 2, 2003, plaintiffs’ executive committee advised the court that the lead plaintiff in the action against us was unwilling to serve as a class representative, and sought leave to seek a new class representative. On October 20, 2003, we were notified that a new class representative would be substituted into the case against us. We have since been informed by plaintiffs’ counsel that the lead plaintiff would remain in the case for settlement purposes and that at least one other individual would intervene to join as a class representative. At a court conference on March 4, 2004, plaintiffs’ executive committee advised the court that the negotiators for plaintiffs and issuers have agreed on the terms of the settlement. As of May 6, 2004, it was anticipated that settlement documents would be presented to the court for initial consideration during June 2004. While we cannot predict with certainty the outcome of the litigation or whether the settlement will be approved, we believe that the claims against us and our officers are without merit.

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

ITEM 6. EXHIBITS AND REPORTS OF FORM 8-K.

(a) Exhibits.

3(ii)	Amended and Restated Bylaws

10.1	Amended and Restated 2000 Employee Stock Purchase Plan

31.1	Chief Executive Officer Section 302 Certification.

31.2	Chief Financial Officer Section 302 Certification.

32.1	Statement of the Chief Executive Officer under 18 U.S.C. § 1350*

32.2	Statement of the Chief Financial Officer under 18 U.S.C. § 1350*

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

(b) Reports on Form 8-K.

On January 20, 2004, we filed a Form 8-K furnishing under item 12 our press release announcing our financial results for the year ended December 31, 2003. The information contained in this Form 8-K shall not be deemed “filed” with the SEC as a result of its reference herein.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

May 10, 2004

SUPPORTSOFT, INC .

By:	/s/ BRIAN M. BEATTIE

Brian M. Beattie Executive Vice President of Finance and Administration and Chief Financial Officer (Principal Financial Officer, Chief Accounting Officer and Duly Authorized Signatory)

EXHIBIT INDEX TO SUPPORTSOFT, INC.

QUARTERLY REPORT ON FORM 10-Q

FOR THE QUARTER ENDED MARCH 31, 2004

Exhibit Number	Description

3(ii)	Amended and Restated Bylaws

10.1	Amended and Restated 2000 Employee Stock Purchase Plan

31.1	Chief Executive Officer Section 302 Certification

31.2	Chief Financial Officer Section 302 Certification

32.1	Statement of Chief Executive Officer Under 18 U.S.C. § 1350*

32.2	Statement of Chief Financial Officer Under 18 U.S.C. § 1350*

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