Form 10-Q
period 2004-06-30
SUPPORTSOFT INC
filed 2004-08-09
CIK 1104855

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2004

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

On August 5, 2004, 42,512,251 shares of the Registrant’s Common Stock, $0.0001 par value, were outstanding.

SUPPORTSOFT, INC.

FORM 10-Q

QUARTERLY PERIOD ENDED JUNE 30, 2004

PART I. FINANCIAL INFORMATION

ITEM 1: FINANCIAL STATEMENTS

SUPPORTSOFT, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands)

	June 30, 2004	December 31, 2003
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$40,052	$52,108
Short-term investments	87,893	69,306
Accounts receivable, net	13,860	12,421
Prepaids and other current assets	2,805	3,814

Total current assets	144,610	137,649
Property and equipment, net	725	676
Other assets	653	719

Total assets	$145,988	$139,044

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$371	$427
Accrued compensation	2,060	1,852
Other accrued liabilities	3,203	1,837
Deferred revenue	14,092	19,444

Total current liabilities	19,726	23,560
Deferred revenue—long-term portion	1,126	1,478
Commitments and contingencies
Stockholders’ equity:
Common stock	4	4
Additional paid-in capital	192,316	189,693
Accumulated other comprehensive loss	(461)	(157)
Accumulated deficit	(66,723)	(75,534)

Total stockholders’ equity	125,136	114,006

Total liabilities and shareholders’ equity	$145,988	$139,044

See accompanying notes.

SUPPORTSOFT, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share amounts; unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003
Revenue:
License fees	$11,450	$9,647	$22,705	$19,240
Services	5,438	2,964	9,894	5,365

Total revenue	16,888	12,611	32,599	24,605

Costs and expenses:
Cost of license fees	69	90	163	180
Cost of services	2,271	1,824	4,375	3,514
Research and development	2,193	2,289	4,525	4,623
Sales and marketing	5,794	5,098	12,023	10,146
General and administrative	1,556	1,262	2,799	2,687

Total costs and expenses	11,883	10,563	23,885	21,150

Income from operations	5,005	2,048	8,714	3,455
Interest and other income, net	460	91	1,186	231

Income before income taxes	5,465	2,139	9,900	3,686
Income tax expense	(592)	(119)	(1,089)	(192)

Net income	$4,873	$2,020	$8,811	$3,494

Basic net income per share	$0.12	$0.06	$0.21	$0.10

Shares used in computing per share amounts	42,275	33,628	42,112	33,468

Diluted net income per share	$0.11	$0.06	$0.19	$0.10

Shares used in computing per share amounts	45,526	35,793	45,869	35,133

See accompanying notes.

SUPPORTSOFT, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands; unaudited)

	Six Months Ended June 30,
	2004	2003
Operating Activities:
Net income	$8,811	$3,494
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	494	765
Other	392	145
Changes in assets and liabilities:
Accounts receivable, net	(1,439)	(3,717)
Prepaid and other current assets	1,009	514
Accounts payable	(56)	691
Accrued compensation	208	(113)
Other accrued liabilities	1,366	253
Deferred revenue	(5,704)	812

Net cash provided by operating activities	5,081	2,844

Investing Activities:
Purchases of property and equipment	(543)	(342)
Other assets	66	3
Purchases of short-term investments	(68,469)	(15,620)
Sales and maturities of short-term investments	49,186	13,610

Net cash used in investing activities	(19,760)	(2,349)

Financing Activities:
Proceeds from issuances of common stock, net of repurchases	2,623	541
Principal payments under capital lease obligations	—	(197)

Net cash provided by financing activities	2,623	344

Net increase (decrease) in cash and cash equivalents	(12,056)	839
Cash and cash equivalents at beginning of period	52,108	17,067

Cash and cash equivalents at end of period	$40,052	$17,906

Supplemental Schedule of cash flow information
Income taxes paid	$45	$192

See accompanying notes.

SUPPORTSOFT, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

(1) Significant Accounting Policies

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements include the accounts of SupportSoft, Inc. (the “Company” or “SupportSoft”) and its wholly owned subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation. The balance sheet at June 30, 2004 and the statements of operations for the three and six months ended June 30, 2004 and 2003 and cash flows for the six months ended June 30, 2004 and 2003 are unaudited. In the opinion of management, these financial statements reflect all adjustments (consisting of normal reoccurring adjustments) that are necessary for a fair presentation of the results for and as of the periods shown. The results of operations for such periods are not necessarily indicative of the results expected for the full fiscal year or for any future period. The condensed consolidated financial statement information as of December 31, 2003 is derived from audited financial statements as of that date. These financial statements should be read with the consolidated financial statements and related notes included in the Company’s Annual Report on Form 10-K, filed with the Securities and Exchange Commission on March 11, 2004.

Use of Estimates and Reclassifications

The preparation of consolidated financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and the accompanying notes. Actual results could differ materially from these estimates.

Financial Instruments

Estimated fair values of financial instruments are based on quoted market prices. The following is a summary of cash and available-for-sale securities (in thousands) at June 30, 2004:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Cash	$9,609	$—	$—	$9,609
Money market funds	13,923	—	—	13,923
Commercial paper	4,264	—	(1)	4,263
Federal agencies	39,884	—	(197)	39,687
Municipal bonds	14,946	2	—	14,948
Corporate bonds	23,451	—	(186)	23,265
Auction backed securities	22,250	—	—	22,250

	$128,327	$2	$(384)	$127,945

Classified as:
Cash and cash equivalents	$40,052	$—	$—	$40,052
Short-term investments	88,275	2	(384)	87,893

	$128,327	$2	$(384)	$127,945

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

License revenue is comprised of fees for term and perpetual licenses of our software. Perpetual license revenue is recognized using the residual method described in SOP 98-9 for arrangements in which licenses are sold with multiple elements. We allocate revenues on these licenses based upon the fair value of each undelivered element (for example, undelivered maintenance and support, training and consulting). The determination of fair value is based upon vendor specific objective evidence (VSOE). VSOE for maintenance and support is determined by the customer’s annual renewal rate for these services, or in the absence of a stated renewal rate, separate sales of renewals to other customers. VSOE for training and consulting is based upon separate sales of these services to other customers. Assuming all other revenue recognition criteria are met, the difference between the total arrangement fee and the amount deferred for each undelivered element is recognized as license revenue. Our perpetual arrangements may include contractual obligations such as rights to unspecified future products, which requires license revenue to be taken ratably (monthly) over the contract period. In addition, our perpetual arrangements may include payment terms beyond our standard practice, in which case the license revenue is recognized as such payments become due.

Term licenses are sold with maintenance for which SupportSoft does not have VSOE to determine fair value. As a result, all license revenues from term licenses are recognized ratably over the duration of the agreement. License fees in the accompanying financial statements includes maintenance for term licenses. We do not allocate maintenance revenue from term licenses to services revenue, as we do not believe there is an allocation methodology that provides a meaningful and supportable allocation between license and maintenance revenues. Services revenue associated with term licenses are recognize ratably over the period associated with the initial payment, generally one year.

The following is an example of our revenue recognition for a term license. If we receive an order from a customer for a 36-month term license in December and delivery occurs on or before December 15th, we would recognize only one month of license fees in the calendar year even if that customer prepaid 12 months of the 36-month term. Pursuant to this arrangement, we would record one year of fees in accounts receivable and 11 months of fees in deferred revenue upon signing a new term license agreement, while recognizing one month of license fee revenue.

We also recognize license revenue from arrangements with resellers. These arrangements may be either term or perpetual licenses of our software. When term licensing arrangements with resellers include guaranteed minimum amounts due, revenue is recognized ratably over the term of the arrangement commencing when payments are made or become due. When the arrangements do not include guaranteed minimum amounts due but are instead based upon the license of our software through to the end user, revenue recognition commences upon persuasive evidence that the products have been sold to an end user; whether the license revenue is then recognized immediately or ratably depends upon the terms of the arrangements with the reseller. If a reseller is not deemed credit-worthy, revenue is recognized upon cash receipt.

Services revenue is primarily comprised of revenue from professional services, such as maintenance and support, consulting and training. Arrangements that include services are evaluated to determine whether those services are essential to the functionality of other elements of the arrangement. Non-essential consulting and training revenues are generally recognized as the services are performed. When non-essential services are bundled in a term licensing arrangement, revenue from the services is recognized ratably over the period associated with the initial payment, generally one year. Customer maintenance and support revenues are recognized over the term of the maintenance and support period which is generally one year. In the event the services are considered essential to the functionality of other elements of the arrangement, revenue under the arrangement is recognized using contract accounting.

Concentration of Credit Risk and Significant Customers

Financial instruments that potentially subject us to concentrations of credit risk consist principally of cash equivalents, short-term investments and trade accounts receivable. Our investment portfolio is diversified and consists of investment grade securities. Our investment policy limits the amount of credit risk exposure to any one issuer and in any one country. We are exposed to credit risks in the event of default by the issuers to the extent of the amount recorded on the balance sheet. The credit risk in our trade accounts receivable is substantially mitigated by our credit evaluation process, reasonably short collection terms and the fact that the Company sells its products primarily to large organizations in diversified industries. We maintain reserves for potential credit losses and such losses have been within management’s expectations. For the three months ended June 30, 2004, four customers accounted for 10% or more of our total revenue. Customer A accounted for 11%, Customer B accounted for 14%, Customer C accounted for 13% and Customer D accounted for 15% of our total revenue. For the six months ended June 30, 2004, only two customers accounted for 10% or more of our total revenue. The same Customer A accounted for 13% and the same Customer B accounted for 17% of our total revenue. For the three and six months ended June 30, 2003, Customer E accounted for 49% and 27% of our total revenue, respectively.

Trade Accounts Receivable

Trade accounts receivable are recorded at the invoiced amount. The allowance for doubtful accounts is SupportSoft’s best estimate of the amount of probable credit losses in SupportSoft’s existing accounts receivable. SupportSoft performs evaluations of its customers’ payment patterns and financial condition and generally does not require collateral. SupportSoft maintains reserves for credit losses, and such losses have been within management’s expectations. If the financial condition of SupportSoft’s customers were to deteriorate, resulting in an impairment of their ability to make payments, additional reserves may be required. At June 30, 2004, the Company had reserves for credit losses of $481,000 and at December 31, 2003, the Company had reserves for credit losses of $735,000. At June 30, 2004 and December 31, 2003, two and three customers accounted for 10% or more of our total accounts receivable, net, respectively. At June 30, 2004, two customers in aggregate accounted for approximately 46% of total accounts receivable, net. At December 31, 2003, three customers in aggregate accounted for approximately 41% of total accounts receivable, net.

Net Income Per Common Share

Basic and diluted net income per share are presented in accordance with Statement of Financial Accounting Standards No. 128, “Earnings per Share” (“FAS 128”), for all periods presented.

SupportSoft computes basic income per share using the weighted-average number of common shares outstanding during the period, less shares subject to repurchase. SupportSoft computes diluted income per share using the weighted-average number of common and dilutive common equivalent shares outstanding during the period.

The following table sets forth the computation of basic and diluted net income per share (in thousands, except per share data):

	Three months ended June 30,		Six months ended June 30,
	2004	2003	2004	2003
Net income	$4,873	$2,020	$8,811	$3,494

Basic:
Weighted-average shares of common stock outstanding	42,275	33,896	42,112	33,841
Less: Weighted-average shares subject to repurchase	—	(268)	—	(373)

Shares used in computing basic net income per share	42,275	33,628	42,112	33,468

Basic net income per share	$0.12	$0.06	$0.21	$0.10

Diluted:
Weighted-average shares of common stock outstanding	42,275	33,896	42,112	33,841
Add: Common equivalent shares outstanding	3,251	1,897	3,757	1,292

Shares used in computing diluted net income per share	45,526	35,793	45,869	35,133

Diluted net income per share:	$0.11	$0.06	$0.19	$0.10

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

The following weighted-average assumptions were used:

Employee and Director Stock Options	Three months end June 30,		Six months end June 30,
	2004	2003	2004	2003
Risk-free interest rate	3.55%	2.30%	2.81%	2.20%
Expected life (years)	4.0	4.0	4.0	4.0
Volatility	84.2%	80.0%	68.1%	78.0%
Dividend Yield	0.0%	0.0%	0.0%	0.0%

Employee Stock Purchase Plan	Three months end June 30,		Six months end June 30,
	2004	2003	2004	2003
Risk-free interest rate	1.05% - 2.29%	1.16% - 3.84%	1.05% - 2.29%	1.16% - 3.84%
Expected life (years)	0.5 – 2.0	0.5 – 2.0	0.5 – 2.0	0.5 – 2.0
Volatility	86.7%	89.9%	74.9%	82.4%
Dividend Yield	0.0%	0.0%	0.0%	0.0%

For purposes of pro forma disclosures pursuant to SFAS 123 as amended by SFAS 148, the estimated fair value of the options is amortized to expense over the vesting period of the options using a graded vesting method. The effects of applying SFAS 123 for pro forma disclosures are not likely to be representative of the effects on reported net income or loss for future years.

SupportSoft’s pro forma information follows (in thousands, except per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003
Net income	$4,873	$2,020	$8,811	$3,494
Deduct: Total stock-based employee compensation expense determined under the fair value based method for all awards	(2,169)	(1,459)	(4,252)	(2,805)
Deduct: Total ESPP-based compensation expense determined under the fair value based method for all awards	(178)	(43)	(332)	(106)

Pro forma net income	$2,526	$518	$4,227	$583

Basic net income per share:
As reported	$0.12	$0.06	$0.21	$0.10

Pro forma	0.06	0.02	0.10	0.02

Diluted net income per share:
As reported	$0.11	$0.06	$0.19	$0.10

Pro forma	0.06	0.01	0.09	0.02

Warranties and Indemnifications

SupportSoft generally provides a warranty for its software products and services to its customers and accounts for its warranties under the FASB’s Statement of Financial Accounting Standards No. 5, “Accounting for Contingencies” (“FAS No. 5”). Warranty periods generally vary from customer to customer but our standard warranty period is 90 days. In the event there is a failure of the product in breach of such warranties, SupportSoft generally is obligated to correct the product or service to conform to the warranty provision or, if SupportSoft is unable to do so, the customer is entitled to seek a refund of the purchase price of the product or service. SupportSoft did not provide for a warranty accrual as of June 30, 2004 or December 31, 2003. To date, SupportSoft’s product warranty expense has not been significant.

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

(2) Comprehensive Income

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

The following are the components of comprehensive income (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2004	2003	2004	2003
Net income	$4,873	$2,020	$8,811	$3,494
Net unrealized gain (loss) on available-for-sale securities	(410)	(13)	(378)	(6)
Foreign currency translation gains (losses)	(91)	103	74	142

Comprehensive income (loss)	$4,372	$2,110	$8,507	$3,630

The components of accumulated other comprehensive income relate entirely to translation adjustment gains (losses) and unrealized gains (losses) on available-for-sale securities and are $(79,000) and $(382,000) at June 30, 2004, respectively.

(3) Income Taxes

We recorded a provision for income taxes of approximately $592,000 and $1.1 million for the three and six months ended June 30, 2004. For the three and six months ended June 30, 2003, we recorded a provision for income taxes of approximately $119,000 and $192,000, respectively. The effective rate used to record the provision for income taxes in the three and six months ended June 30, 2004 and 2003 differed from the expected US federal statutory rate primarily due to the utilization of previously unbenefited net operating losses.

As of June 30, 2004, our deferred tax assets are fully offset by a valuation allowance due to our history of operating losses.

(4) Contingencies

In November 2001, a class action lawsuit was filed against us and two of our officers in the United States District Court for the Southern District of New York. The lawsuit alleged that our registration statement and prospectus dated July 18, 2000 for the issuance and initial public offering of 4,250,000 shares of our common stock contained material misrepresentations and/or omissions, related to alleged inflated commissions received by the underwriters of the offering. The defendants named in the lawsuit are SupportSoft, Radha Basu, Brian Beattie, Credit Suisse First Boston Corporation, Bear, Stearns & Co. Inc. and FleetBoston Robertson Stephens Inc. The lawsuit seeks unspecified damages as well as interest, fees and costs. Similar complaints have been filed against 55 underwriters and more than 300 other companies and other individual officers and directors of those companies. All of the complaints against the underwriters, issuers and individuals have been consolidated for pre-trial purposes before U.S. District Court Judge Scheindlin of the Southern District of New York. On June 26, 2003, the plaintiffs announced that a proposed settlement between the issuer defendants and their directors and officers had been reached. As a result of the proposed settlement, which is subject to court approval, we anticipate that our insurance carrier will be responsible for any payments other than attorneys’ fees prior to June 1, 2003. On September 2, 2003, plaintiffs’ executive committee advised the court that the lead plaintiff in the action against us was unwilling to serve as a class representative, and sought leave to seek a new class representative. On October 20, 2003, plaintiffs’ counsel advised that a new class representative would be substituted into the case against the Company; subsequently plaintiffs’ counsel advised that the lead plaintiff would remain in the case for settlement purposes and, at a hearing on June 14, 2004, plaintiffs counsel confirmed to the court that there was no issue remaining concerning a class representative in the case against the Company for purposes of the settlement. Definitive settlement documentation was concluded in early June 2004 and first presented to the court on June 14, 2004. A motion for preliminary approval of the settlement has been filed, and briefing on that motion is to be completed in early August 2004. While we cannot predict with certainty the outcome of the litigation or whether the settlement will be approved, we believe that the claims against us and our officers are without merit.

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

(5) Subsequent Events

On July 20, 2004, we entered into an agreement to acquire substantially all of the assets of Core Networks Incorporated, a provider for software products for network monitoring, management and activation of advanced digital services for DSL and cable broadband providers, for an estimated $17.0 million in cash. The acquisition is expected to close in the third quarter of fiscal 2004, subject to the satisfaction of closing conditions.

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

This report on Form 10-Q contains forward-looking statements. These statements relate to our, and in some cases our customers’, future plans, objectives, expectations, intentions and financial performance, as well as statements as to our intent to invest in product development and technologies, including digital video cable products for digital service providers, the anticipated closing and benefits of the acquisition of Core Networks, our intent to expand our international operations, pursue international digital service providers, expand distribution channels through alliances with managed service providers and other software vendors and to expand our employee base and build our sales, marketing, customer support, technical and operational resources, the possibility of expanding by acquiring complementary businesses, the anticipated percentage of total revenue that ratable licensing arrangements, perpetual licensing arrangements and professional services may constitute in future periods, the expectation that license revenue from ratable arrangements will decrease as a percentage of total revenue, expected cash flows, the adequacy of capital resources, the ability to compete and respond to technological change and the acceptance and performance of our products and services. In some cases, you can identify forward-looking statements because we use terms such as anticipates, believes, continue, could, enable, estimates, expects, intends, may, plans, potential, predicts, should or will or the negative of those terms or other comparable words. These statements involve risks and uncertainties that may cause our actual results, activities or achievements to be materially different from those expressed or implied by these statements. These risks and uncertainties include those listed under Factors that May Affect Future Results and Management’s Discussion and Analysis of Financial Condition and Results of Operations.

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

Overview

We develop, market and distribute support and service management software designed to accelerate and automate enterprise technical support, customer service and end-point management. We refer to this as real-time service management software. Our software solutions are utilized by three types of customers:

•	Enterprises, to service customers, partners and employees;

•	Managed service providers, to assist with providing technology outsourcing services to enterprises; and

•	Digital service providers, to provide installation and support for the broadband Internet, digital video and voice services they provide to their subscribers

We have delivered 3 years of revenue and earnings growth, over 2 years of positive cash flows and 2 years of profitability. We attribute our success to several factors, including but not limited to the:

•	Positive return on investment and other measurable benefits we provide to our customers including enabling them to reduce operating costs and improve customer satisfaction;

•	Ability of our products and patented technologies to address the needs of various types of customers; and

•	Increasing availability and adoption of broadband Internet services, creating a demand for our products from digital service providers particularly in the United States.

On July 20, 2004, we announced the signing of a definitive agreement to acquire substantially all of the assets of Core Networks Incorporated, a privately held Canadian software company based in Halifax, Nova Scotia, for approximately $17 million in cash. Core Networks specializes in software products for network monitoring, management and activation of advanced digital services for DSL and cable broadband providers. We anticipate the transaction to close in the third quarter of fiscal 2004. We believe the Core Technology products will strengthen our Real-Time Service Management product portfolio by adding various network management and monitoring capabilities.

Our revenue consists mostly of software license fees. We license our software under term and perpetual licenses. We recognize revenue from term licenses ratably over the length of the agreement with the customer. We refer to this type of revenue as “ratable” revenue. We recognize revenue from perpetual licenses at one point in time, or several points in time in the event payment terms are beyond our standard practice. We refer to this type of revenue as “immediate” revenue. In some cases, however, perpetual licenses result in “ratable” revenue. For example, if a customer purchases the right to unspecified future products, the revenue would be taken ratably over the related period.

We also derive revenue from consulting and training services and maintenance and support. Maintenance and support fees relating to perpetual software licenses result in ratable revenue over the length of the maintenance and support term. Our consulting and training services, which are generally recognized over time as services are performed but not necessarily evenly each month, are also included in our definition of ratable revenue. Among the many factors we use in evaluating our business, we consider the mix of ratable revenue and immediate revenue for visibility into our future revenues.

Like many companies operating in the ever-changing high technology industry, we cannot provide assurances that our growth trend can be sustained. In addition, our future financial performance may be challenged by a weak economy if capital spending and the demand for enterprise software decreases. Competitive pressures, including from new competitors or alliances or mergers among competitors, could reduce our market share or require us to reduce the price of products and services, thereby also impacting our operating results. The growth that we have achieved with our broadband Internet software products may be hard to repeat as we have obtained a large share of the broadband Internet service provider market in the United States. Furthermore, we typically derive a portion of our revenue each quarter from a number of orders received in the last month of a quarter. If we fail to close orders expected to be completed toward the end of a quarter, particularly if these orders are for perpetual licenses or large customer orders, our quarterly results would suffer. In conjunction with this, as further described under results of operations, immediate license revenue is becoming a larger percentage of our total revenue, which results in less ratable license revenue and more dependence on a few customers for a substantial portion of our license revenue in any one quarter.

To address the challenges discussed above, we intend to pursue various opportunities. For example, we intend to continue to invest in product development and technologies to enhance our current products and service offerings and to develop new products and services, including digital video cable products for digital service providers. We also intend to expand our operations on several fronts. We intend to invest in the expansion of our international operations and to aggressively pursue international digital service providers, as well as other customer types, in these international markets. For example, we intend to expand our distribution channels through alliances with managed service providers and other software vendors and to expand our employee base and build our sales, marketing, customer support, technical and operational resources. We may seek to accomplish these expansions by acquiring businesses, in addition to Core Networks, that possess products, technology, or operations that are complementary to our existing operations. However, the process of integrating an acquired business, technology, service or product into our business and operations, including for example, Core Networks, may result in additional risks, including unforeseen operating difficulties and expenditures.

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

Accounting for Income Taxes

As part of the process of preparing consolidated financial statements, we are required to estimate our income taxes in each of the tax jurisdictions in which we operate. This process involves management’s estimation of our actual current tax liability together with an assessment of temporary differences resulting from different treatments between tax and accounting of certain items. These differences result in net deferred tax assets and liabilities, which are included within the consolidated balance sheet. We must then assess the likelihood that the deferred tax assets will be recovered from future taxable income and to the extent we believe that recovery is not likely, we must establish a valuation allowance. To the extent we establish a valuation allowance or adjust this allowance in a period, we must include a tax expense or benefit within the tax provision in the statement of operations.

RESULTS OF OPERATIONS

The following table sets forth the results of operations for the three and six months ended June 30, 2004 and 2003 expressed as a percentage of total revenue.

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003
Revenue:
License fees	68%	76%	70%	78%
Services	32	24	30	22

Total revenue	100	100	100	100

Costs and expenses:
Cost of license fees	1	1	1	1
Cost of services	13	14	13	14
Research and development	13	18	14	19
Sales and marketing	34	41	37	41
General and administrative	9	10	8	11

Total costs and expenses	70	84	73	86

Income from operations	30	16	27	14
Interest and other income, net	3	1	3	1

Income before income taxes	33	17	30	15
Income tax expense	(4)	(1)	(3)	(1)

Net income	29%	16%	27%	14%

Three and Six Months Ended June 30, 2004 and 2003

Revenue

We generate revenue primarily from software licenses and related services. We offer our products through a combination of direct sales, managed service providers, and resellers. For the three months ended June 30, 2004 and 2003, ratable license revenue represented approximately 18% and 27% of our total revenue, respectively. For the six months ended June 30, 2004 and 2003, ratable license revenue represented approximately 21% and 30% of our total revenue, respectively. Although the percentage of revenue we recognize in the future from ratable licensing arrangements will vary from period to period, we currently anticipate that revenue from such arrangements will represent approximately 15% to 20% of total revenue for the remainder of the year. We anticipate that revenue we recognize on an immediate basis from perpetual licensing arrangements will be approximately 45% to 55% of our total revenue for the remainder of the year. Although the percentage of revenue we recognize in the future from services will vary from period to period, we currently anticipate that revenue from services will represent approximately 30% to 35% of our total revenue for the remainder of the year.

Revenue from customers outside the United States accounted for approximately 8% and 10% of our total revenue for the three and six months ended June 30, 2004, respectively compared with 5% and 12% for the three and six months ended June 30, 2003, respectively. International revenues for the three and six months ended June 30, 2004, were primarily due to customers in Europe.

License revenue

License revenue increased to $11.5 million for the three months ended June 30, 2004 from $9.6 million for the three months ended June 30, 2003 and to $22.7 million for the six months ended June 30, 2004 from $19.2 million for the six months ended June 30, 2003. The increase in license revenue was due primarily to greater demand for our software products and an increase in our license revenue mix to more immediate arrangements relative to ratable arrangements. Over time, license revenue from ratable arrangements is likely to decrease as a percentage of total revenue as new customers are signing fewer term license arrangements and existing customers are renewing or converting term licenses to perpetual licenses.

Services revenue

Services revenue increased to $5.4 million for the three months ended June 30, 2004 from $3.0 million for the three months ended June 30, 2003 and to $9.9 million for the six months ended June 30, 2004 from $5.4 million for the six months ended June 30, 2003. These increases were primarily due to increased maintenance and consulting revenue associated with the growth in our customer base. The increase in maintenance revenue was also attributable to an increase in our revenue mix to more perpetual arrangements, which resulted in an overall increase in the number of maintenance contracts.

Cost of License Fees

Cost of license fees consists primarily of costs related to third-party software royalty fees under license arrangements for technology embedded into our products. Cost of license fees decreased to $69,000 in the three months ended June 30, 2004 from $90,000 in the three months ended June 30, 2003. Cost of license fees for the six months ended June 30, 2004 decreased to $163,000 compared to $180,000 for the same period in 2003.

Cost of Services

Cost of services consists primarily of compensation costs, travel costs, related overhead expenses for services personnel and payments made to third parties for subcontracted consulting services. Cost of services increased to $2.3 million for the three months ended June 30, 2004 from $1.8 million for the three months ended June 30, 2003. Cost of services for the six months ended June 30, 2004 increased to $4.4 million compared to $3.5 million for the same period in 2003. These increases were due primarily to an increase in salary and related expenses as a result of an increase in headcount as well as an increase in third party consulting fees commensurate with the increase in consulting revenues.

Operating Expense

Research and development. Research and development expense is expensed as incurred. Research and development expense consists primarily of compensation costs, consulting expenses and related overhead costs for research and development personnel. Research and development expense decreased to $2.2 million for the three months ended June 30, 2004 from $2.3 million for the three months ended June 30, 2003. Research and development expense for the six months ended June 30, 2004 decreased to $4.5 million as compared to $4.6 million for the same period in 2003. These decreases were primarily due to a decrease in consulting expenses as a result of the reduction in the use of third party consultants offset by a slight increase in salary expenses as a result of an increase in headcount.

Sales and marketing. Sales and marketing expense consists primarily of compensation costs, including salaries and commissions and related overhead costs for sales and marketing personnel and promotional expenses, including public relations, advertising and trade shows. Sales and marketing expense increased to $5.8 million for the three months ended June 30, 2004 from $5.1 million for the three months ended June 30, 2003. Sales and marketing expense for the six months ended June 30, 2004 increased to $12.0 million as compared to $10.1 million for the same period in 2003. These increases were due primarily to an increase in salaries, sales commissions and related expenses offset by a slight decrease in promotional expenses, including tradeshows and other program events.

General and administrative. General and administrative expense consists primarily of compensation costs and related overhead costs for administrative personnel and professional fees for legal, accounting and other professional services. General and administrative expense increased to $1.6 million for the three months ended June 30, 2004 from $1.3 million for the three months ended June 30, 2003. General and administrative expense for the six months ended June 30, 2004 increased to $2.8 million as compared to $2.7 million for the same period in 2003. These increases were due primarily to an increase in professional fees for services related to Sarbanes-Oxley compliance, as well as a slight increase in consulting fees.

Interest income and other, net. Interest income and other, net was $460,000 and $1.2 million for the three and six months ended June 30, 2004, respectively, as compared to interest income and other, net of $91,000 and $231,000 for the same periods in 2003. These increases are primarily due to higher invested balances as a result of the proceeds received from our follow-on offering in November 2003. The increase for the six months ended June 30, 2004 was due primarily to the increase in other income resulting from the receipt of overdue payments from two customers.

Provision for income taxes. Income tax expense was $592,000 for the three months ended June 30, 2004 and $119,000 for the three months ended June 30, 2003. Income tax expense was $1.1 million for the six months ended June 30, 2004 and $192,000 for the six months ended June 30, 2003. These increases are due to an increase in income generated from operations. Given our limited operating history, our losses incurred to date and the difficulty in accurately forecasting our future results, we do not believe that the realization of the related deferred income tax asset meets the criteria required by generally accepted accounting principles. Therefore, we have recorded a 100% valuation allowance against the deferred income tax asset.

LIQUIDITY AND CAPITAL RESOURCES

Since our incorporation in December 1997, we have financed our operations primarily through our initial public offering, secondary public offering, cash flows from operations and, to a lesser extent, from the private placement of our preferred and common stock, bank borrowings and capital equipment lease financing. In November 2003, we completed our secondary public offering from which we received net proceeds of approximately $77.7 million.

Operating Activities

Net cash provided by operating activities was $5.1 million in the six months ended June 30, 2004, an increase of $2.2 million over the $2.8 million provided by operating activities during the six month period ended June 30, 2003. Depreciation and amortization of fixed assets which is included in net loss but does not require the use of cash amounted to $494,000 for the six months ended June 30, 2004. Net cash provided by operating activities in the six month period was primarily the result of net income of $8.8 million, an increase of $1.4 million in other accrued liabilities and a decrease in prepaid and other current assets of $1.0 million, offset by an increase in accounts receivable of $1.4 million and a decrease in deferred revenue of $5.7 million.

Investing Activities

Net cash used in investing activities was $19.8 million in the six months ended June 30, 2004, an increase of $17.4 million over the $2.3 million used in investing activities in the comparable period ended June 30, 2003. Net cash used in investing activities for the six months ended June 30, 2004, was due primarily to the purchase of $68.5 million in short-term investments offset by the sale and maturity of $49.2 million in short-term investments.

Financing Activities

Net cash provided by financing activities was $2.6 million for the six months ended June 30, 2004 and $344,000 for the six months ended June 30, 2003. For the period ended June 30, 2004, cash provided by financing activities was attributable to net proceeds from the exercise of employee stock options and the purchase of common stock under the Employee Stock Purchase Plan.

Commitments

The following summarizes our contractual obligations as of June 30, 2004 and the effect these contractual obligations are expected to have on our liquidity and cash flows in future periods (in thousands).

	Payments Due By Period
	Total	1 Year or Less	1–3 Years	After 3 Years
Operating leases	$1,234	$725	$509	$—

Total	$1,234	$725	$509	$—

Working Capital and Capital Expenditure Requirements

At June 30, 2004, we had stockholders’ equity of $125.1 million and working capital of $124.9 million. Included as a reduction to working capital is current deferred revenue of $14.1 million, which will not require dollar for dollar of cash to settle, but will be recognized as revenue in the future. We believe that our existing cash balances will be sufficient to meet our working capital and capital expenditure requirements for at least the next 12 months. We expect our working capital balance to decrease by approximately $17.0 million in the third quarter of fiscal 2004 as a result of our pending acquisition of Core Networks Incorporated.

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

We license our software under perpetual and term licenses. Perpetual licenses typically result in immediate recognition of a larger amount of revenue in the particular quarter or period in which we grant the license and deliver the product as compared with term licenses. Revenue from a term license is recognized ratably on a monthly basis over the agreement term, which is typically three years. In addition, we typically derive a significant portion of our revenue each quarter from a number of orders received late in the last month of a quarter. If we fail to close orders expected to be completed toward the end of a quarter, particularly if these orders are for perpetual licenses, which are representing an increasing percentage of our revenue, or if there is any cancellation of or delay in the closing of orders, particularly any large customer orders, our quarterly results would suffer.

Because a small number of customers have historically accounted for and may in future periods account for substantial portions of our revenue, our revenue could decline because of delays of customer orders.

A small number of customers have historically accounted for, and may in future periods account for, substantial portions of our revenue. For the three months ended June 30, 2004, four customers accounted for 10% or more of our total revenue. Customer A accounted for 11%, Customer B accounted for 14%, Customer C accounted for 13% and Customer D accounted for 15% of our total revenue. For the six months ended June 30, 2004, only two customers accounted for 10% or more of our total revenue. The same Customer A accounted for 13% and the same Customer B accounted for 17% of our total revenue. For the three and six months ended June 30, 2003, Customer E accounted for 49% and 27% of our total revenue, respectively. Because a small number of customers are likely to continue to account for a significant portion of our revenue in any given quarter, our revenue could decline because of the loss or delay of a single customer order. We may not obtain new customers. The failure to obtain new customers, particularly customers that purchase perpetual licenses, the loss or delay of customer orders and the failure of existing customers to renew licenses or pay fees due would harm our operating results.

We have recently became profitable on a quarterly basis and may not maintain profitability.

We have only been profitable on a quarterly basis since the third quarter of 2002. If we fail to sustain or increase profitability, we may not be able to increase our number of employees in sales, marketing and research and development programs or increase our investments in capital equipment or otherwise execute our business plan.

Our sales cycle can be lengthy and if revenue forecasted for a particular quarter is not realized in that quarter, significant expenses incurred may not be offset by corresponding revenues.

Our sales cycle typically ranges from three to nine months or more and may vary substantially from customer to customer. The purchase of our products and services generally involves a significant commitment of capital and other resources by a customer. This commitment often requires significant technical review, assessment of competitive products and approval at a number of management levels within a customer’s organization. While our customers are evaluating our products and services, we may incur substantial sales and marketing expenses and spend significant management effort to complete these sales. Any delay in completing sales in a particular quarter could cause our operating results to suffer.

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

Historically, we have derived, and expect to continue to derive, a significant portion of our total revenue from existing customers who purchase additional products or renew term licenses and maintenance services. Our customers may not renew term licenses or maintenance services or purchase additional products and may not expand their use of our products. In addition, as we introduce new products, our current customers may not require or desire the functionality of our new products and may not ultimately purchase these products. If our customers do not renew term licenses or maintenance services or do not purchase additional products, our revenue levels and operating results could suffer.

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

We may engage in investments in, or acquisitions of, complementary companies, products or technologies, such as with our pending acquisition of substantially all of the assets of Core Networks. If we fail to integrate successfully any future acquisitions, or the technologies associated with such acquisitions, into our company, the revenue and operating results of the combined company could decline. The process of integrating an acquired business, technology, service or product into our business and operations may result in unforeseen operating difficulties and expenditures. Acquisitions involve a number of other potential risks to our business, including the following:

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

Any system failure that causes an interruption in our customers’ ability to use our products or services or a decrease in their performance could harm our relationships with our customers and result in reduced revenues.

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

At June 30, 2004, our cash and cash equivalents consisted primarily of money market funds held by large institutions in the U.S. and our short-term investments were primarily invested in government debt securities, municipal bonds, corporate bonds and auction backed securities maturing or resetting in less than eighteen months.

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

Based on their evaluation as the end of the period covered by this Quarterly Report on Form 10-Q, our Chief Executive Officer and Chief Financial Officer have concluded that, subject to the limitations noted above, our disclosure controls and procedures were effective to ensure that material information relating to us, including our consolidated subsidiaries, is made known to them by others within those entities, particularly during the period in which this Quarterly Report on Form 10-Q was being prepared.

Changes in internal control over financial reporting .

There was no significant change in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) identified in connection with the evaluation described above that occurred during our last fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II: OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

In November 2001, a class action lawsuit was filed against us and two of our officers in the United States District Court for the Southern District of New York. The lawsuit alleged that our registration statement and prospectus dated July 18, 2000 for the issuance and initial public offering of 4,250,000 shares of our common stock contained material misrepresentations and/or omissions, related to alleged inflated commissions received by the underwriters of the offering. The defendants named in the lawsuit are SupportSoft, Radha Basu, Brian Beattie, Credit Suisse First Boston Corporation, Bear, Stearns & Co. Inc. and FleetBoston Robertson Stephens Inc. The lawsuit seeks unspecified damages as well as interest, fees and costs. Similar complaints have been filed against 55 underwriters and more than 300 other companies and other individual officers and directors of those companies. All of the complaints against the underwriters, issuers and individuals have been consolidated for pre-trial purposes before U.S. District Court Judge Scheindlin of the Southern District of New York. On June 26, 2003, the plaintiffs announced that a proposed settlement between the issuer defendants and their directors and officers had been reached. As a result of the proposed settlement, which is subject to court approval, we anticipate that our insurance carrier will be responsible for any payments other than attorneys’ fees prior to June 1, 2003. On September 2, 2003, plaintiffs’ executive committee advised the court that the lead plaintiff in the action against us was unwilling to serve as a class representative, and sought leave to seek a new class representative. On October 20, 2003, plaintiffs’ counsel advised that a new class representative would be substituted into the case against the Company; subsequently plaintiffs’ counsel advised that the lead plaintiff would remain in the case for settlement purposes and, at a hearing on June 14, 2004, plaintiffs counsel confirmed to the court that there was no issue remaining concerning a class representative in the case against the Company for purposes of the settlement. Definitive settlement documentation was concluded in early June 2004 and first presented to the court on June 14, 2004. A motion for preliminary approval of the settlement has been filed, and briefing on that motion is to be completed in early August 2004. While we cannot predict with certainty the outcome of the litigation or whether the settlement will be approved, we believe that the claims against us and our officers are without merit.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

On May 25, 2004, we held our annual stockholders’ meeting. At such meeting, the following actions were voted upon:

(a)	Election of the following directors to serve until the 2005 Annual Meeting of Stockholders and thereafter until their successors are elected and qualified:

Director	Votes For	Votes Withheld
Radha R. Basu	33,747,824	1,443,771
Manuel F. Diaz	34,603,359	588,236
Kevin C. Eichler	35,017,426	174,169
Claude M. Leglise	34,646,208	545,387
Edward S. Russell	35,042,429	149,166
James Thanos	34,678,687	512,908
Dick Williams	34,638,015	553,580

(b)	To ratify the appointment of Ernst & Young LLP as the Company’s independent auditors for the fiscal year ending December 31, 2004:

Votes For	Votes Against	Abstentions
34,909,722	277,889	3,984

ITEM 6. EXHIBITS AND REPORTS OF FORM 8-K.

(a) Exhibits.

2.1[1]	Asset Purchase Agreement By and Among Core Networks Incorporated, Core Networks (Europe) B.V., Core Networks (U.S.) Inc., The Principal Stockholders Signatories, SupportSoft, Inc. and SupportSoft Canada Inc.

31.1	Chief Executive Officer Section 302 Certification.

31.2	Chief Financial Officer Section 302 Certification.

32.1	Statement of the Chief Executive Officer under 18 U.S.C. § 1350[2]

32.2	Statement of the Chief Financial Officer under 18 U.S.C. § 1350[2]

[1]	Schedules to this agreement have been omitted pursuant to Item 601(b)(2) of Regulation S-K. The registrant agrees to furnish supplementally a copy of any omitted schedule to the Securities and Exchange Commission upon request.
[2]	The certifications filed as Exhibits 32.1 and 32.2 are not deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934 and are not to be incorporated by reference into any filing of the Company under the Securities Exchange Act of 1933 or the Securities Exchange Act of 1934, whether made before or after the date hereof irrespective of any general incorporation by reference language contained in any such filing, except to the extent that the registrant specifically incorporates it by reference.

(b) Reports on Form 8-K.

On April 19, 2004, we filed a Form 8-K furnishing under item 12 our press release announcing our financial results for the quarter ended March 31, 2004. The information contained in this Form 8-K shall not be deemed “filed” with the SEC as a result of its reference herein.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

August 9, 2004

SUPPORTSOFT, INC.

By:	/s/ BRIAN M. BEATTIE
Brian M. Beattie
Executive Vice President of Finance and Administration and Chief Financial Officer
(Principal Financial Officer, Chief Accounting Officer and Duly Authorized Signatory)

EXHIBIT INDEX TO SUPPORTSOFT, INC.

QUARTERLY REPORT ON FORM 10-Q

FOR THE QUARTER ENDED JUNE 30, 2004

Exhibit Number	Description
2.1[1]	Asset Purchase Agreement By and Among Core Networks Incorporated, Core Networks (Europe) B.V., Core Networks (U.S.) Inc., The Principal Stockholders Signatories, SupportSoft, Inc. and SupportSoft Canada Inc.

31.1	Chief Executive Officer Section 302 Certification

31.2	Chief Financial Officer Section 302 Certification

32.1	Statement of Chief Executive Officer Under 18 U.S.C. § 1350[2]

32.2	Statement of Chief Financial Officer Under 18 U.S.C. § 1350[2]

[1]	Schedules to this agreement have been omitted pursuant to Item 601(b)(2) of Regulation S-K. The registrant agrees to furnish supplementally a copy of any omitted schedule to the Securities and Exchange Commission upon request.
[2]	The certifications filed as Exhibits 32.1 and 32.2 are not deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934 and are not to be incorporated by reference into any filing of the Company under the Securities Exchange Act of 1933 or the Securities Exchange Act of 1934, whether made before or after the date hereof irrespective of any general incorporation by reference language contained in any such filing, except to the extent that the registrant specifically incorporates it by reference.