Form 10-Q
period 2004-09-30
SUPPORTSOFT INC
filed 2004-11-09
CIK 1104855

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2004

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

On November 5, 2004, 42,647,952 shares of the Registrant’s Common Stock, $0.0001 par value, were outstanding.

SUPPORTSOFT, INC.

FORM 10-Q

QUARTERLY PERIOD ENDED SEPTEMBER 30, 2004

PART I. FINANCIAL INFORMATION

ITEM 1: FINANCIAL STATEMENTS

SUPPORTSOFT, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands)

	September 30, 2004	December 31, 2003
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$39,545	$52,108
Short-term investments	76,838	69,306
Accounts receivable, net	8,481	12,421
Prepaids and other current assets	5,330	3,814

Total current assets	130,194	137,649
Property and equipment, net	1,321	676
Goodwill	9,837	—
Purchased Intangible assets, net	5,356	—
Other assets	610	719

Total assets	$147,318	$139,044

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$652	$427
Accrued compensation	1,779	1,852
Other accrued liabilities	4,720	1,837
Deferred revenue	11,611	19,444

Total current liabilities	18,762	23,560
Deferred revenue—long-term portion	2,594	1,478
Commitments and contingencies
Stockholders’ equity:
Common stock	4	4
Additional paid-in capital	193,556	189,693
Accumulated other comprehensive income (loss)	(543)	(157)
Accumulated deficit	(67,055)	(75,534)

Total stockholders’ equity	125,962	114,006

Total liabilities and stockholders’ equity	$147,318	$139,044

See accompanying notes.

SUPPORTSOFT, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share amounts; unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003
Revenue:
License fees	$5,741	$10,446	$28,446	$29,686
Services	6,499	3,086	16,393	8,451

Total revenue	12,240	13,532	44,839	38,137

Costs and expenses:
Cost of license fees	46	90	209	270
Cost of services	2,500	1,476	6,875	4,990
Amortization of purchased intangible assets	92	—	92	—
Research and development	2,290	2,195	6,815	6,818
Sales and marketing	5,446	5,913	17,469	16,059
General and administrative	1,660	1,238	4,459	3,925
In-process research and development	1,618	—	1,618	—

Total costs and expenses	13,652	10,912	37,537	32,062

Income (loss) from operations	(1,412)	2,620	7,302	6,075
Interest income and other, net	599	80	1,785	311

Income (loss) before income taxes	(813)	2,700	9,087	6,386
Income tax benefit (expense)	481	(139)	(608)	(331)

Net income (loss)	$(332)	$2,561	$8,479	$6,055

Basic net income (loss) per share	$(0.01)	$0.07	$0.20	$0.18

Shares used in computing basic net income (loss) per share	42,533	34,173	42,291	33,705

Diluted net income (loss) per share	$(0.01)	$0.07	$0.19	$0.17

Shares used in computing diluted net income (loss) per share	42,533	37,918	45,778	36,404

See accompanying notes.

SUPPORTSOFT, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands; unaudited)

	Nine Months Ended September 30,
	2004	2003
Operating Activities:
Net income	$8,479	$6,055
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	689	1,071
Amortization of purchased intangible assets	92	—
In-process research and development	1,618	—
Other	492	212
Changes in assets and liabilities, net of acquisition:
Accounts receivable, net	4,098	(6,539)
Prepaids and other current assets	(1,516)	(405)
Accounts payable	225	(72)
Accrued compensation	(73)	(190)
Other accrued liabilities	2,839	(196)
Deferred revenue	(6,717)	5,788

Net cash provided by operating activities	10,226	5,724

Investing Activities:
Purchases of property and equipment	(743)	(578)
Other assets	109	(28)
Payments on purchased technology obligation	—	(309)
Purchases of short-term investments	(88,114)	(25,276)
Sales and maturities of short-term investments	79,703	16,619
Acquisition, net of cash acquired	(17,607)	—

Net cash used in investing activities	(26,652)	(9,572)

Financing Activities:
Proceeds from issuances of common stock, net of repurchases	3,863	2,512
Principal payments under capital lease obligations	—	(530)

Net cash provided by financing activities	3,863	1,982

Net decrease in cash and cash equivalents	(12,563)	(1,866)
Cash and cash equivalents at beginning of period	52,108	17,067

Cash and cash equivalents at end of period	$39,545	$15,201

Supplemental Schedule of cash flow information
Interest paid	$—	$18

Income taxes paid	$70	$192

See accompanying notes.

SUPPORTSOFT, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

(1) Significant Accounting Policies

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements include the accounts of SupportSoft, Inc. (the “Company” or “SupportSoft”) and its wholly owned subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation. The balance sheet at September 30, 2004 and the statements of operations for the three and nine months ended September 30, 2004 and 2003 and cash flows for the nine months ended September 30, 2004 and 2003 are unaudited. In the opinion of management, these financial statements reflect all adjustments (consisting of normal reoccurring adjustments) that are necessary for a fair presentation of the results for and as of the periods shown. The results of operations for such periods are not necessarily indicative of the results expected for the full fiscal year or for any future period. The condensed consolidated financial statement information as of December 31, 2003 is derived from audited financial statements as of that date. These financial statements should be read with the consolidated financial statements and related notes included in the Company’s Annual Report on Form 10-K, filed with the Securities and Exchange Commission on March 11, 2004.

Use of Estimates

The preparation of consolidated financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and the accompanying notes. Actual results could differ materially from these estimates.

Financial Instruments

Estimated fair values of financial instruments are based on quoted market prices. The following is a summary of cash and available-for-sale securities (in thousands) at September 30, 2004:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Cash	$9,548	$—	$—	$9,548
Money market funds	748	—	—	748
Commercial paper	2,999	—	—	2,999
Federal agencies	34,044	—	(137)	33,907
Municipal bonds	26,250	—	—	26,250
Corporate bonds	22,151	—	(120)	22,031
Auction backed securities	20,900	—	—	20,900

	$116,640	$—	$(257)	$116,383

Classified as:
Cash and cash equivalents	$39,545	$—	$—	$39,545
Short-term investments	77,095	—	(257)	76,838

	$116,640	$—	$(257)	$116,383

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

License revenue is comprised of fees for perpetual and term licenses of our software. Perpetual license revenue is recognized using the residual method described in SOP 98-9 for arrangements in which licenses are sold with multiple elements. We allocate revenues on these licenses based upon the fair value of each undelivered element (for example, undelivered maintenance and support, training and consulting). The determination of fair value is based upon vendor specific objective evidence (VSOE). VSOE for maintenance and support is determined by the customer’s annual renewal rate for these services, or in the absence of a stated renewal rate, separate sales of renewals to other customers. VSOE for training and consulting is based upon separate sales of these services to other customers. Assuming all other revenue recognition criteria are met, the difference between the total arrangement fee and the amount deferred for each undelivered element is recognized as license revenue. Our perpetual arrangements may include contractual obligations such as a technology subscription to unspecified future products, which require license revenue to be taken ratably (monthly) over the length of the subscription period. In addition, our perpetual arrangements may include payment terms beyond our standard practice, in which case the license revenue is recognized as such payments become due.

Term licenses are sold with maintenance for which SupportSoft does not have VSOE to determine fair value. As a result, all license revenues from term licenses are recognized ratably over the duration of the agreement. License fees in the accompanying financial statements includes maintenance for term licenses. We do not allocate maintenance revenue from term licenses to services revenue, as we do not believe there is an allocation methodology that provides a meaningful and supportable allocation between license and maintenance revenue. Services revenue associated with term licenses are recognize ratably over the period associated with the initial payment, generally one year.

The following is an example of our revenue recognition from a term license. If we receive an order from a customer for a 36-month term license in December and delivery occurs on or before December 15th , we recognize only one month of license fees in the calendar year even if that customer prepaid 12 months of the 36-month term. Pursuant to this arrangement, we would record one year of fees in accounts receivable and 11 months of fees in deferred revenue upon signing a new term license agreement, while recognizing one month of license fee revenue.

We also recognize license revenue from arrangements with resellers. These arrangements may be either term or perpetual licenses of our software. When term licensing arrangements with resellers include guaranteed minimum amounts due, revenue is recognized ratably over the term of the arrangement commencing when payments are received or become due. When the arrangements do not include guaranteed minimum amounts due but are instead based upon the license of our software through to the end user, revenue recognition commences upon persuasive evidence that the products have been sold to an end user; whether the license revenue is then recognized immediately or ratably depends upon the terms of the arrangements with the reseller. If a reseller is not deemed credit-worthy, revenue is recognized upon cash receipt.

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

Concentration of Credit Risk and Significant Customers

Financial instruments that potentially subject us to concentrations of credit risk consist principally of cash equivalents, short-term investments and trade accounts receivable. Our investment portfolio is diversified and consists of investment grade securities. Our investment policy limits the amount of credit risk exposure to any one issuer and in any one country. We are exposed to credit risks in the event of default by the issuers to the extent of the amount recorded on the balance sheet. The credit risk in our trade accounts receivable is substantially mitigated by our credit evaluation process, reasonably short collection terms and the fact that the Company sells its products primarily to large organizations in diversified industries. We maintain reserves for potential credit losses and such losses have been within management’s expectations. For the three months ended September 30, 2004, Customer A accounted for 27% of our total revenue. No other customer individually accounted for 10% or more of our total revenue. For the nine months ended September 30, 2004, two customers accounted for 10% or more of our total revenue; the same Customer A accounted for 17% and Customer B accounted for 13% of our total revenue. For the three months ended September 30, 2003, two of our customers accounted for 10% or more of our total revenue; Customer C accounted for 35% and Customer D accounted for 21% of our total revenue. For the nine months ended September 30, 2003, the same Customer C also accounted for 12% of our total revenue and Customer E accounted for 16% of our total revenue.

Trade Accounts Receivable

Trade accounts receivable are recorded at the invoiced amount. The allowance for doubtful accounts is SupportSoft’s best estimate of the amount of probable credit losses in SupportSoft’s existing accounts receivable. SupportSoft performs evaluations of its customers’ payment patterns and financial condition and generally does not require collateral. SupportSoft maintains reserves for credit losses, and such losses have been within management’s expectations. If the financial condition of SupportSoft’s customers were to deteriorate, resulting in an impairment of their ability to make payments, additional reserves may be required. At September 30, 2004, the Company had reserves for credit losses of $380,000 and at December 31, 2003, the Company had reserves for credit losses of $735,000. At September 30, 2004 and December 31, 2003, two and three customers accounted for 10% or more of our total accounts receivable, net, respectively. At September 30, 2004, two customers in aggregate accounted for approximately 39% of total accounts receivable, net. At December 31, 2003, three customers in aggregate accounted for approximately 41% of total accounts receivable, net.

Purchased Intangible assets

Purchased intangible assets represent acquired customer relationships as well as developed and core technology. The intangible assets are being amortized using the straight-line method over estimated useful lives of 5 years.

Goodwill

Goodwill resulted from the Company’s acquisition of Core Networks Incorporated on September 2, 2004. The Company applies the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 142, “Goodwill and Other Intangible Assets,” which prohibits the amortization of goodwill. Instead, goodwill is tested for impairment on an annual basis, or more often if events or circumstances indicate a potential impairment exists. As of September 30, 2004, there were no indicators of impairment present. There can be no assurance that future impairment tests will not result in an impairment charge to earnings.

Net Income (Loss) Per Common Share

Basic and diluted net income (loss) per share are presented in accordance with Statement of Financial Accounting Standards No. 128, “Earnings per Share” (“SFAS 128”), for all periods presented.

SupportSoft computes basic income or loss per share using the weighted-average number of common shares outstanding during the period, less shares subject to repurchase. SupportSoft computes diluted income per share using the weighted-average number of common and dilutive common equivalent shares outstanding during the period. In loss periods, basic and diluted loss per share is identical since the impact of common equivalent shares is anti-dilutive.

The following table sets forth the computation of basic and diluted net income (loss) per share (in thousands, except per share data):

	Three months ended September 30,		Nine months ended September 30,
	2004	2003	2004	2003
Net income (loss)	$(332)	$2,561	$8,479	$6,055

Basic:
Weighted-average shares of common stock outstanding	42,533	34,286	42,291	33,992
Less: Weighted-average shares subject to repurchase	—	(113)	—	(287)

Shares used in computing basic net income (loss) per share	42,533	34,173	42,291	33,705

Basic net income (loss) per share	$(0.01)	$0.07	$0.20	$0.18

Diluted:
Weighted-average shares of common stock outstanding	42,533	34,286	42,291	33,992
Add: Common equivalent shares outstanding	—	3,632	3,487	2,412

Shares used in computing diluted net income (loss) per share	42,533	37,918	45,778	36,404

Diluted net income (loss) per share:	$(0.01)	$0.07	$0.19	$0.17

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

The following weighted-average assumptions were used:

	Three months end September 30,		Nine months end September 30,
Employee and Director Stock Options	2004	2003	2004	2003
Risk-free interest rate	3.1%	2.5%	2.9%	2.4%
Expected life (years)	4.0	4.0	4.0	4.0
Volatility	77.9%	80.0%	69.6%	79.0%
Dividend Yield	0.0%	0.0%	0.0%	0.0%

	Three months end September 30,		Nine months end September 30,
Employee Stock Purchase Plan	2004	2003	2004	2003
Risk-free interest rate	1.21% - 2.69%	1.04% - 3.18%	1.05% - 2.69%	1.04% - 3.84%
Expected life (years)	0.5 – 2.0	0.5 – 2.0	0.5 – 2.0	0.5 – 2.0
Volatility	83.0%	84.2%	77.6%	83.0%
Dividend Yield	0.0%	0.0%	0.0%	0.0%

For purposes of pro forma disclosures pursuant to SFAS 123 as amended by SFAS 148, the estimated fair value of the options is amortized to expense over the vesting period of the options using a graded vesting method. The effects of applying SFAS 123 for pro forma disclosures are not likely to be representative of the effects on reported net income or loss for future years.

SupportSoft’s pro forma information follows (in thousands, except per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003
Net income (loss)	$(332)	$2,561	$8,479	$6,055
Deduct: Total stock-based employee compensation expense determined under the fair value based method for all awards	(1,940)	(1,478)	(6,192)	(4,283)
Deduct: Total ESPP-based compensation expense determined under the fair value based method for all awards	(166)	(178)	(498)	(284)

Pro forma net income (loss)	$(2,438)	$905	$1,789	$1,488

Basic net income (loss) per share:
As reported	$(0.01)	$0.07	$0.20	$0.18

Pro forma	(0.06)	0.03	0.04	0.04
Diluted net income (loss) per share:
As reported	$(0.01)	$0.07	$0.19	$0.17

Pro forma	(0.06)	0.02	0.04	0.04

On March 31, 2004, the FASB issued an Exposure Draft, “Share-Based Payment - An Amendment of FASB Statements No. 123 and 95” (proposed FAS 123R), which currently is expected to be effective for public companies in periods beginning after June 15, 2005. We would be required to implement the proposed standard no later than the quarter that begins July 1, 2005. The cumulative effect of adoption, if any, applied on a modified prospective basis, would be measured and recognized on July 1, 2005. The proposed FAS 123R addresses the accounting for transactions in which an enterprise receives employee services in exchange for (a) equity instruments of the enterprise or (b) liabilities that are based on the fair value of the enterprise’s equity instruments or that may be settled by the issuance of such equity instruments. The proposed FAS 123R would eliminate the ability to account for share-based compensation transactions using APB 25, and generally would require instead that such transactions be accounted for using a fair-value based method. As proposed, companies would be required to recognize an expense for compensation cost related to share-based payment arrangements including stock options and employee stock purchase plans. The FASB expects to issue a final standard by December 31, 2004. We are currently evaluating option valuation methodologies and assumptions in light of the proposed FAS 123R related to employee stock options. Current estimates of option values using the Black-Scholes method (as shown above) may not be indicative of results from valuation methodologies ultimately adopted in the final rules.

Warranties and Indemnifications

The Company generally provides a warranty for its software products and services to its customers and accounts for its warranties under the FASB’s Statement of Financial Accounting Standards No. 5, “Accounting for Contingencies” (“SFAS No. 5”). In the event there is a failure of the product in breach of such warranties, the Company generally is obligated to correct the product or service to conform to the warranty provision or, if the Company is unable to do so, the customer is entitled to seek a refund of the purchase price of the product or service. The Company did not provide for a warranty accrual as of September 30, 2004 or December 31, 2003. To date, the Company’s product warranty expense has not been significant.

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

(2) Business Combination

On September 2, 2004, the Company acquired substantially all of the assets of Core Networks Incorporated (“Core Networks”) and certain liabilities for approximately $16.9 million in cash (the “Acquisition”). Accordingly, the operations of Core Networks have been included in the accompanying consolidated statement of operations for the Company from September 2, 2004. Core Networks specialized in software products for network monitoring, management and activation of advanced digital services for DSL and cable broadband providers. We acquired the Core Networks technology to strengthen our Real-Time Service Management product portfolio by adding various network management and monitoring capabilities. The purchase price for Core Networks exceeded the fair value of Core Networks’ net tangible and intangible assets acquired; as a result, we have recorded goodwill in connection with this transaction.

Upon consummation of the Acquisition, the Company charged to expense $1.6 million representing acquired in-process research and development that had not yet reached technological feasibility and had no alternative future use. The amount of purchase price allocated to acquired in-process research and development was determined through established valuation techniques. The value was determined by estimating viable products, estimating the resulting net cash flows from such products, and discounting the net cash flows back to their present value. The discount rate included a factor that took into account the inherent risk and expected growth of in-process products.

The total purchase price is summarized as follows (in thousands):

Cash consideration	$16,850
Acquisition costs	758

Total purchase price	$17,608

An allocation among the tangible and identifiable intangible assets and liabilities acquired (including acquired in-process research and development) is summarized as follows. The financial information presented includes purchase accounting adjustments to the tangible and intangible assets (in thousands):

	Amount	Amortization Period
Net tangible assets	$706

Amortizable intangible assets:
Developed and core technology	4,360	5 years
Customer relationships	1,087	5 years
In-process research and development	1,618	Expensed
Goodwill	9,837	Indefinite

Purchase Price	$17,608

The purchase price is preliminary and subject to change if the Company obtains additional information concerning the fair value of certain intangible assets and certain liabilities of Core Networks.

As of September 30, 2004, the purchased intangible assets, net was approximately $5.4 million and the accumulated amortization of purchased intangibles was approximately $92,000. We expect to amortize approximately $1.1 million annually through the third quarter of September 30, 2009.

The results of operations of Core Networks are included in our Condensed Consolidated Statements of Operations from September 2, 2004, the date of the Acquisition. If we had acquired the assets of Core Networks at the beginning of the periods presented, our unaudited pro forma net revenues, net income (loss) and net income (loss) per share would have been as follows (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2004	2003	2004	2003
	(unaudited)		(unaudited)
Revenue	$12,482	$13,859	$46,080	$39,424
Net income (loss)	(1,196)	(373)	4,252	1,308
Basic net income (loss) per share	(0.03)	(0.01)	0.10	0.04
Diluted net income (loss) per share	(0.03)	(0.01)	0.09	0.04

(3) Comprehensive Income (Loss)

Statement of Financial Accounting No. 130, “Reporting Comprehensive Income” (“SFAS 130”) establishes standards for reporting and displaying comprehensive net income and its components in stockholders’ equity. However, it has no impact on our net income (loss) as presented in our financial statements. SFAS 130 requires foreign currency translation adjustments and changes in the fair value of available-for-sale securities to be included in comprehensive income.

The following are the components of comprehensive income (loss) (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2004	2003	2004	2003
Net income (loss)	$(332)	$2,561	$8,479	$6,055
Net unrealized gain (loss) on available-for-sale securities	125	(9)	(253)	(15)
Foreign currency translation gain (loss)	(207)	85	(133)	227

Comprehensive income (loss)	$(414)	$2,637	$8,093	$6,267

The components of accumulated other comprehensive income (loss) relate entirely to translation adjustment gains (losses) and unrealized gains (losses) on available-for-sale securities and are $(286,000) and $(257,000) at September 30, 2004, respectively.

(4) Income Taxes

We recorded an income tax benefit of $481,000 for the three months ended September 30, 2004 and a provision for income taxes of approximately $(608,000) for the nine months ended September 30, 2004. For the three and nine months ended September 30, 2003, we recorded a provision for income taxes of approximately $139,000 and $331,000, respectively. The income tax benefit recorded for the three months ended September 30, 2004 reflects a downward revision in our estimated effective tax rate for the year due to lower than anticipated pre-tax income for the year to date period. The effective rate used to record the provision for income taxes in the three and nine months ended September 30, 2004 and the three and nine months ended September 30, 2003 differed from the expected US federal statutory rate primarily due to the utilization of previously unbenefited net operating losses.

As of September 30, 2004, our deferred tax assets are fully offset by a valuation allowance because we expect that it is more likely than not that all deferred tax assets will not be realized in the foreseeable future.

(5) Contingencies

In November 2001, a class action lawsuit was filed against us and two of our officers in the United States District Court for the Southern District of New York. The lawsuit alleged that our registration statement and prospectus dated July 18, 2000 for the issuance and initial public offering of 4,250,000 shares of our common stock contained material misrepresentations and/or omissions, related to alleged inflated commissions received by the underwriters of the offering. The defendants named in the lawsuit are SupportSoft, Radha Basu, Brian Beattie, Credit Suisse First Boston Corporation, Bear, Stearns & Co. Inc. and FleetBoston Robertson Stephens Inc. The lawsuit seeks unspecified damages as well as interest, fees and costs. Similar complaints have been filed against 55 underwriters and more than 300 other companies and other individual officers and directors of those companies. All of the complaints against the underwriters, issuers and individuals have been consolidated for pre-trial purposes before U.S. District Court Judge Scheindlin of the Southern District of New York. On June 26, 2003, the plaintiffs announced that a proposed settlement between the issuer defendants and their directors and officers had been reached. As a result of the proposed settlement, which is subject to court approval, we anticipate that our insurance carrier will be responsible for any payments other than attorneys’ fees prior to June 1, 2003. Definitive settlement documentation was concluded in early June 2004 and first presented to the court on June 14, 2004. A motion for preliminary approval of the settlement has been filed, and briefing on that motion completed in early August 2004. On October 13, 2004, the court issued a lengthy opinion certifying classes in several focus or test cases; SupportSoft’s case is not one of those cases, but the decision is intended to provide strong guidance on the remaining cases. A decision on the proposed settlements is still pending. While we cannot predict with certainty the outcome of the litigation or whether the settlement will be approved, we believe that the claims against us and our officers are without merit.

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

This report on Form 10-Q contains forward-looking statements. These statements relate to our, and in some cases our customers’, future plans, objectives, expectations, intentions and financial performance, as well as statements as to our intent to invest in product development and technologies, including digital video cable products for digital service providers, the anticipated benefits and impact of the acquisition of Core Networks, our intent to expand our international operations, pursue international digital service providers, and to expand our employee base and build our sales, marketing, customer support, technical and operational resources, the possibility of expanding by acquiring complementary businesses, the anticipated percentage of total revenue that ratable licensing arrangements, perpetual licensing arrangements and professional services may constitute in future periods, the expectation that license revenue from ratable arrangements will decrease as a percentage of total revenue, the anticipated increase in research and development expense due to the acquisition of Core Networks, expected cash flows, the adequacy of capital resources, the expectation that internally developed applications will continue to be a principal source of competition, the ability to compete and respond to technological change and the acceptance and performance of our products and services. In some cases, you can identify forward-looking statements because we use terms such as anticipates, believes, continue, could, enable, estimates, expects, intends, may, plans, potential, predicts, should or will or the negative of those terms or other comparable words. These statements involve risks and uncertainties that may cause our actual results, activities or achievements to be materially different from those expressed or implied by these statements. These risks and uncertainties include those listed under Factors that May Affect Future Results and Management’s Discussion and Analysis of Financial Condition and Results of Operations.

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

Overview

We develop and market and distribute service management and support automation software designed to accelerate and automate enterprise technical support, customer service and end-point management. We refer to this as real-time service management software. Our software solutions are utilized by three types of customers:

•	Corporate enterprises, which use our software to provide service and support automation to customers, partners and employees;

•	Managed service providers, which use our software to assist with providing technology outsourcing services to their customers ; and

•	Digital service providers, to provide automated installation, support and verification of Internet broadband data, voice over Internet protocol (VoIP), and digital video services they provide to their subscribers.

Our revenue consists mostly of software license fees. We license our software under perpetual and term licenses. We recognize revenue from term licenses ratably over the length of the agreement with the customer. We refer to this type of revenue as “ratable” revenue. We recognize revenue from perpetual licenses at one point in time, or several points in time in the event payment terms are beyond our standard practice. We refer to this type of revenue as “immediate” revenue. In some cases, however, perpetual licenses result in “ratable” revenue. For example, if a customer purchases a technology subscription to unspecified future products, the revenue would be taken ratably over the length of the subscription period.

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

After delivering twelve consecutive quarters of revenue and earnings growth, and eight consecutive quarters of profitability, we incurred a net loss for the third quarter of $332,000 or $0.01 loss per diluted share. This compares with net income of $2.6 million or $0.07 per diluted share a year ago and net income of $4.9 million or $0.11 per diluted share for the previous quarter. Our net loss for the quarter was due primarily to a $4.7 million decrease in license revenue in the quarter ended September 30, 2004 from the prior year quarter and to the $1.6 million non-recurring charge related to the acquisition of substantially all of the assets of Core Networks Incorporated. We did not close a number of expected opportunities we were working on near the end of the third quarter of 2004. We believe this was the result of enterprises subjecting their proposed information technology purchases to additional internal reviews and approvals in part due to compliance with the Sarbanes-Oxley Act of 2002 as well as slowdown in enterprise IT spending. We are, however, actively working to close those deals which did not close in the third quarter due to the additional reviews and approvals.

However, we cannot provide assurances that these deals will ultimately close or that our financial performance will not be affected by other factors, such as a continued slowdown in enterprise IT spending or a decrease in the demand for enterprise software. Competitive pressures, including from new competitors or alliances or mergers among competitors, could reduce our market share or require us to reduce the price of products and services, thereby also impacting our operating results. The growth that we have achieved in the past with our broadband Internet software products may be hard to repeat as we have obtained a large share of the broadband Internet service provider market in the United States. Furthermore, we typically derive a portion of our revenue each quarter from a number of orders received in the last month of a quarter. If we fail to close orders expected to be completed toward the end of a quarter, particularly if these orders are for perpetual licenses or large customer orders, our quarterly results would suffer. In conjunction with this, as further described under results of operations, immediate license revenue is becoming a larger percentage of our total revenue, which results in less ratable license revenue and more dependence on a few customers for a substantial portion of our license revenue in any one quarter.

To address the challenges discussed above, we intend to pursue various opportunities. For example, we intend to continue to invest in product development and technologies to enhance our current products and to develop new products, including products for the broadband data, VoIP and digital video services provided by digital service providers, and endpoint management and service automation for enterprise employees, customers and partners. We also intend to expand our operations on several fronts. We intend to invest in the expansion of our international operations and to aggressively pursue international digital service providers, as well as other customer types, in these international markets. For example, we intend to expand our employee base and build our sales, marketing, customer support, technical and operational resources. We may seek to accomplish these expansions by acquiring businesses that possess products, technology, or operations that are complementary to our existing operations. However, the process of integrating an acquired business, technology, service or product into our business and operations may result in additional risks, including unforeseen operating difficulties and expenditures.

On September 2, 2004, the Company acquired substantially all of the assets of Core Networks Incorporated (“Core Networks”) and certain operating liabilities for approximately $16.9 million in cash (the “Acquisition”). Accordingly, the operations of Core Networks have been included in the accompanying consolidated statement of operations for the Company from September 2, 2004. We believe the Core Networks technology will strengthen our Real-Time Service Management product portfolio by adding various network management and monitoring capabilities for our digital service provider customers. The purchase price for Core Networks exceeded the fair value of Core Networks’ net tangible and intangible assets acquired; as a result, we have recorded goodwill in connection with this transaction.

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

Critical Accounting Policies and Estimates

In preparing our consolidated financial statements in conformity with accounting principles generally accepted in the United States, we make assumptions, judgments and estimates that can have a significant impact on our total revenue, operating income and net income, as well as on the value of certain assets and liabilities on our consolidated balance sheet. We base our assumptions, judgments and estimates on historical experience and various other factors that we believe to be reasonable under the circumstances. Actual results could differ materially from these estimates under different assumptions or conditions. On a regular basis we evaluate our assumptions, judgments and estimates and make changes accordingly. We believe that the assumptions, judgments and estimates involved in the accounting for revenue recognition, allowance for doubtful accounts, valuation allowance and realization of deferred income tax assets have the greatest potential impact on our consolidated financial statements, so we consider these to be our critical accounting policies. We discuss below the critical accounting estimates associated with these policies. Historically, our assumptions, judgments and estimates relative to our critical accounting policies have not differed materially from actual results. For further information on the critical accounting policies, see Note 1 of our Notes to Condensed Consolidated Financial Statements.

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

Valuation of Long-Lived and Intangible Assets

We assess long-lived and other intangible assets for recoverability whenever events or changes in circumstances indicate that their carrying value may not be recoverable through the estimated future undiscounted cash flows resulting from the use of the assets. If an impairment is indicated, the write-down is measured as the difference between the carrying amount and the estimated fair value.

As of September 30, 2004, we have not recorded an impairment charge against our long-lived or other intangible assets.

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

RESULTS OF OPERATIONS

The following table sets forth the results of operations for the three and nine months ended September 30, 2004 and 2003 expressed as a percentage of total revenue.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003
Revenue:
License fees	47%	77%	63%	78%
Services	53	23	37	22

Net revenue	100	100	100	100

Costs and expenses:
Cost of license fees	1	1	1	1
Cost of services	20	11	15	13
Amortization of intangible assets	1	—	1	—
Research and development	19	16	15	18
Sales and marketing	44	44	39	42
General and administrative	14	9	9	10
In-process research and development	13	—	4	—

Total costs and expenses	112	81	84	84

Income (loss) from operations	(12)	19	16	16
Interest and other income, net	5	1	4	1

Income (loss) before income taxes	(7)	20	20	17
Income tax benefit (expense)	4	(1)	(1)	(1)

Net income (loss)	(3)%	19%	19%	16%

Three and Nine Months Ended September 30, 2004 and 2003

Revenue

We generate revenue primarily from software licenses and related services. We offer our products through a combination of direct sales, managed service providers, and resellers. For the three months ended September 30, 2004 and 2003, ratable license revenue represented approximately 17% and 21% of total revenue, respectively. For the nine months ended September 30, 2004 and 2003, ratable license revenue represented approximately 20% and 27%, respectively. Although the percentage of revenue we recognize in the future from ratable licensing arrangements will vary from period to period, we currently anticipate that revenue from such arrangements will represent approximately 15% to 20% of total revenue for the entire year of 2004. We anticipate that revenue we recognize on an immediate basis from perpetual licensing arrangements will be approximately 40% to 50% of total revenue for the entire year of 2004. Although the percentage of revenue we recognize in the future from services will vary from period to period, we currently anticipate that revenue from services will represent approximately 35% to 40% of total revenue for the entire year of 2004.

Revenue from customers outside the United States accounted for approximately 12% and 11% of our total revenue for the three and nine months ended September 30, 2004, compared with 7% and 10% for the three and nine months ended September 30, 2003. International revenues for the three and nine months ended September 30, 2004, were primarily due to customers in Europe.

License fees. License fees decreased to $5.7 million for the three months ended September 30, 2004 from $10.4 million for the three months ended September 30, 2003 and to $28.4 million for the nine months ended September 30, 2004 from $29.7 million for the nine months ended September 30, 2003. The decrease in license fees was due primarily to our inability to consummate several deals within the third quarter due to extended sales cycles.

Services revenue. Services revenue increased to $6.5 million for the three months ended September 30, 2004 from $3.1 million for the three months ended September 30, 2003 and to $16.4 million for the nine months ended September 30, 2004 from $8.5 million for the nine months ended September 30, 2003. These increases were primarily due to increased maintenance and consulting revenue associated with the growth in our customer base. The increase in maintenance revenue was also attributable to an increase in our revenue mix to more perpetual arrangements, which resulted in an overall increase in the number of maintenance contracts.

Cost of license fees

Cost of license fees consists primarily of costs related to third-party software royalty fees under license arrangements for technology embedded into our products. Cost of license fees decreased to $46,000 in the three months ended September 30, 2004 from $90,000 in the three months ended September 30, 2003. Cost of license fees for the nine months ended September 30, 2004 decreased to $209,000 compared to $270,000 for the same period in 2003. These decreases were primarily due to decreased license fees paid to third parties under technology license arrangements.

Cost of services

Cost of services consists primarily of compensation costs, related overhead expenses for services personnel and payments made to third parties for subcontracted consulting services. Cost of services increased to $2.5 million for the three months ended September 30, 2004 from $1.5 million for the three months ended September 30, 2003. Cost of services for the nine months ended September 30, 2004 increased to $6.9 million compared to $5.0 million for the same period in 2003. These increases were due primarily to an increase in salary and related expenses and travel expenses as a result of an increase in services personnel headcount as well as an increase in third party consulting fees commensurate with the increase in consulting revenue.

Amortization of intangible assets

Amortization of intangible assets was $92,000 for both the three and nine months ended September 30, 2004 and zero for both the three and nine months ended September 30, 2003. The increase in amortization of intangible assets was due to the Core Networks Acquisition which was effective as of September 2, 2004.

Operating Expense

Research and development. Research and development expense is expensed as incurred. Research and development expense consists primarily of compensation costs, consulting expenses and related overhead costs for research and development personnel. Research and development expense increased to $2.3 million for the three months ended September 30, 2004 from $2.2 million for the three months ended September 30, 2003. This increase was due to an increase in salary and related expenses offset by a slight decrease in third-party consulting services. For both the nine months ended September 30, 2004 and 2003, research and development expense was $6.8 million. Research and development expense remained constant due to a slight increase in salary expenses offset by a similar decrease in third-party consulting services. The acquisition of Core Networks on September 2, 2004, is expected to increase our research and development expense, primarily due to the addition of former Core Networks employees and related overhead costs.

Sales and marketing. Sales and marketing expense consists primarily of compensation costs, including salaries and commissions and related overhead costs for sales and marketing personnel and promotional expenses, including public relations, advertising and trade shows. Sales and marketing expense decreased to $5.4 million for the three months ended September 30, 2004 from $5.9 million for the three months ended September 30, 2003. This decrease is primarily due to a decrease in compensation costs, particularly a decrease in commission expense related to decreased revenue in the period. Sales and marketing expense for the nine months ended September 30, 2004 increased to $17.5 million as compared to $16.1 million for the same period in 2003. This increase was due primarily to an increase in salary and related expenses and to a lesser extent an increase in third-party consulting and travel expenses.

General and administrative. General and administrative expense consists primarily of compensation costs and related overhead costs for administrative personnel and professional fees for legal, accounting and other professional services. General and administrative expense increased to $1.7 million for the three months ended September 30, 2004 from $1.2 million for the three months ended September 30, 2003. General and administrative expense for the nine months ended September 30, 2004 increased to $4.5 million as compared to $3.9 million for the same period in 2003. These increases were due primarily to an increase in professional fees for services related to Sarbanes-Oxley compliance, as well as a slight increase in salary and related expenses and consulting fees.

In-process research and development. In-process research and development expense was $1.6 million for the three months ended September 30, 2004 and zero for the three months ended September 30, 2003. The in-process research and development expense is a one-time expense related to the Core Networks Acquisition on September 2, 2004. Projects that qualify as in-process research and development (“IPR&D”) represent those that have not yet reached technological feasibility and which have no alternative future use. Technological feasibility is defined as being equivalent to a beta-phase working prototype in which there is no remaining risk relating to the development. The amount of purchase price allocated to acquired IPR&D was determined through established valuation techniques. The value was determined by estimating viable products, estimating the resulting net cash flows from such products, and discounting the net cash flows back to their present value. The discount rate included a factor that took into account the inherent risk and expected growth of in-process products. As of September 30, 2004, it was estimated that these development efforts would be completed over the next six to twelve months at an estimated cost of approximately $1.1 million.

Interest income and other, net. Interest income and other, net was $599,000 and $1.8 million for the three and nine months ended September 30, 2004, respectively, as compared to interest income and other, net of $80,000 and $311,000 for the same periods in 2003. These increases were due primarily to higher invested balances as a result of the proceeds received from our follow-on offering in November 2003 and to a lesser extent an increase in other income resulting from the receipt of overdue payments from one customer for the three months ended September 30, 2004 and two customers for the nine months ended September 30, 2004.

Income tax benefit (expense). The income tax benefit was $481,000 for the three months ended September 30, 2004 and the income tax expense was $139,000 for the three months ended September 30, 2003. The income tax benefit for the three months ended September 30, 2004 was due to a downward revision to our estimated effective tax rate due to lower than anticipated pre-tax income for the year to date period. Income tax expense was $608,000 for the nine months ended September 30, 2004 and was $331,000 for nine months ended September 30, 2003. This increase was due to an increase in income generated from operations.

Quarterly, we evaluate the realizability of our deferred tax assets. At September 30, 2004, we had recorded a full valuation allowance against our deferred tax assets based on the realization criteria outlined in the applicable accounting literature. Amongst other important factors, SupportSoft has considered and will continue to consider its history of earnings and its ability to generate pre-tax income in the future. Giving appropriate consideration to all the relevant factors and assuming we perform as we expect in the future, we believe the release of a portion of our valuation allowance will be appropriate at some point in the future. This would result in an income tax benefit within the statement of operations in the period of adjustment.

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

Operating Activities

Net cash generated by operating activities was $10.2 million and $5.7 million for the nine months ended September 30, 2004 and 2003, respectively. Amounts included in net income, which did not require the use of cash, included the depreciation and amortization of fixed assets, amortization of intangible assets, and in-process research and development amounted to $689,000, $92,000 and $1.6 million for the nine months ended September 30, 2004, respectively. Net cash generated by operating activities for the nine months ended September 30, 2004 was primarily the result of net income of $8.5 million, a decrease of $4.1 million in accounts receivable, net, and an increase of $2.8 million in other accrued liabilities offset by an increase of $1.5 million in prepaids and other current assets and a decrease of $6.7 million in deferred revenue.

Investing Activities

Net cash used in investing activities was $26.7 million and $9.6 million for the nine months ended September 30, 2004 and 2003, respectively. Net cash used in investing activities for the nine months ended September 30, 2004, was due primarily to the purchase of $88.1 million in short-term investments and net cash outlay of $17.6 million to acquire substantially all of the assets of Core Networks offset by the sale and maturity of $79.7 million in short-term investments.

Financing Activities

Net cash generated by financing activities was $3.9 million and $2.0 million for the nine months ended September 30, 2004 and 2003, respectively. For the nine months ended September 30, 2004, net cash provided by financing activities was attributable to net proceeds from the purchase of common stock under the employee stock purchase plan and the exercise of employee stock options.

Commitments

At September 30, 2004, our principal commitments consisted of obligations outstanding under operating leases. The following summarizes our contractual obligations as of September 30, 2004 and the effect these contractual obligations are expected to have on our liquidity and cash flows in future periods (in thousands).

	Payments Due By Period
	<1 Year	1-3 Years	4-5 Years	>5 Years	Total
Operating Leases	$835	$513	$191	$112	$1,651

Total	$835	$513	$191	$112	$1,651

Working Capital and Capital Expenditure Requirements

At September 30, 2004, we had stockholders’ equity of $126.0 million and working capital of $111.4 million. Included as a reduction to working capital is deferred revenue of $11.6 million, which will not require dollar for dollar of cash to settle, but will be recognized as revenue in the future. We believe that our existing cash balances will be sufficient to meet our working capital and capital expenditure requirements for at least the next 12 months.

If we require additional capital resources to grow our business internally or to acquire complementary technologies and businesses at any time in the future, we may seek to sell additional equity or debt securities. The sale of additional equity or debt securities could result in dilution to our existing stockholders. Financing arrangements may not be available to us, or may not be available in amounts or on terms acceptable to us.

Factors that May Affect Future Results

Our quarterly results are difficult to predict and may fluctuate, which may cause our stock price to decline.

Our quarterly revenue and operating results are difficult to predict and may fluctuate from quarter to quarter. As a result, we believe that quarter-to-quarter and year-to-year comparisons of our revenue and operating results are not necessarily meaningful, and that these comparisons may not be accurate indicators of future performance. Our operating results for the quarter ended September 30, 2004 fell below expectations. Our operating results in future quarters may fall below our guidance or the expectations of securities analysts or investors, which would likely cause the market price of our common stock to decline.

Several factors that have contributed or may in the future contribute to fluctuations in our operating results include:

•	demand for our support and service automation software;

•	size and timing of customer orders and our ability to receive payment and recognize revenue in a given quarter;

•	the mix of license revenue from perpetual arrangements with immediate recognition versus license revenue from ratable arrangements;

•	the price and mix of products and services we or our competitors offer;

•	our ability to attract and retain customers;

•	the amount and timing of operating costs and capital expenditures relating to expansion of our business, infrastructure and marketing activities;

•	judgment by management, based upon performance, to release a portion of a deferred tax asset resulting in a credit to tax expenses;

•	general economic conditions and their effect on our operations; and

•	the effects of external events such as terrorist acts and any related conflicts or similar events worldwide.

We license our software under perpetual and term licenses. Generally, we recognize revenue from term licenses ratably over the length of the agreement with the customer. We refer to this type of revenue as “ratable” revenue. Generally, we recognize revenue from perpetual licenses at one point in time, or several points in time in the event payment terms are beyond our standard practice. We refer to this type of revenue as “immediate” revenue. In addition, we typically derive a significant portion of our revenue each quarter from a number of orders received late in the last month of a quarter. If we fail to close orders expected to be completed toward the end of a quarter, particularly if these orders are for perpetual licenses with immediate review, which are representing an increasing percentage of our revenue, or if there is any cancellation of or delay in the closing of orders, particularly any large customer orders, our quarterly results would suffer.

Because a small number of customers have historically accounted for and may in future periods account for substantial portions of our revenue, our revenue could decline because of delays of customer orders.

A small number of customers have historically accounted for, and may in future periods account for, substantial portions of our revenue. For the three months ended September 30, 2004, Customer A accounted for 27% of our total revenue. No other customer individually accounted for 10% or more of our total revenue. For the nine months ended September 30, 2004, two customers accounted for 10% or more of our total revenue; the same Customer A accounted for 17% and Customer B accounted for 13% of our total revenue. For the three months ended September 30, 2003, two of our customers accounted for 10% or more of our total revenue; Customer C accounted for 35% and Customer D accounted for 21% of our total revenue. For the nine months ended September 30, 2003, the same Customer C also accounted for 12% of our total revenue and Customer E accounted for 16% of our total revenue. Because a small number of customers are likely to continue to account for a significant portion of our revenue in any given quarter, our revenue could decline because of the loss or delay of a single customer order. We may not obtain new customers. The failure to obtain new customers, particularly customers that purchase perpetual licenses, the loss or delay of customer orders and the failure of existing customers to renew licenses or pay fees due would harm our operating results.

We have only recently achieved profitability on an annual basis and may not maintain profitability.

If we fail to sustain or increase profitability, we may not be able to increase our number of employees in sales, marketing and research and development programs or increase our investments in capital equipment or otherwise execute our business plan. An inability to invest resources in our growth could cause our operating results to suffer.

Our sales cycle can be lengthy and if revenue forecasted for a particular quarter is not realized in that quarter, significant expenses incurred may not be offset by corresponding revenues.

Our sales cycle typically ranges from three to nine months or more and may vary substantially from customer to customer. The purchase of our products and services generally involves a significant commitment of capital and other resources by a customer. This commitment often requires significant technical review, assessment of competitive products and approval at a number of management levels within a customer’s organization. In addition, in the wake of Sarbanes-Oxley, sales cycles appear to be lengthening as companies enhance their approval processes. While our customers are evaluating our products and services, we may incur substantial sales and marketing expenses and spend significant management effort to complete these sales. Any delay in completing sales in a particular quarter could cause our operating results to suffer.

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

If we experience rapid growth in the future, it will likely place a significant strain on our resources. For example, we are currently planning to hire additional sales, marketing and development personnel. Hiring of qualified employees is difficult, and we may be unable to attract and retain the required personnel to meet our business objectives. In addition, if we experience significant and rapid growth, including through acquisitions of businesses or technology, we may need to expand and otherwise improve our internal systems, including our management information systems, customer relationship and support systems, and operating, administrative and financial systems and controls. This effort may cause us to make significant capital expenditures or incur significant expenses, and divert the attention of management, sales, support and finance personnel from our business operations, which may adversely affect our financial performance in one or more quarters. Moreover, our growth has resulted, and any future growth will result, in increased responsibilities of management personnel. Managing this growth will require substantial resources that we may not have or otherwise be able to obtain.

We are expanding our international operations and if our revenue from this effort does not exceed the expense of establishing and maintaining international operations, our business could suffer.

We are expanding the sales and marketing of our products and services and our operations into international markets, including in Europe and Asia. For example, we now have offices in India and Canada to conduct research and development, and we are establishing several subsidiaries internationally to expand our sales reach. We have incurred and expect to incur costs and expend resources associated with commencing operations in a foreign country. We have limited experience in international operations and may not be able to compete effectively in international markets. If we do not generate enough revenue from international operations to offset the expense of these operations, our business and our ability to increase revenue and enhance our operating results could suffer. Risks we face in conducting business internationally include:

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

We currently serve a customer base with a wide variety of constantly changing hardware, packaged software applications and networking platforms. If we fail to release versions of our real-time service management software that are compatible with operating systems, software applications or hardware devices used by our customers, our business and operating results would suffer. Our future success also depends on:

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

We may engage in investments in, or acquisitions of, complementary companies, products or technologies, such as our recent acquisition of substantially all of the assets of Core Networks. If we fail to integrate successfully any future acquisitions, or the technologies associated with such acquisitions, into our company, the revenue and operating results of the combined company could decline. The process of integrating an acquired business, technology, service or product into our business and operations may result in unforeseen operating difficulties and expenditures. Acquisitions involve a number of other potential risks to our business, including the following:

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

Our success will depend on the skills, experience and performance of our senior management, engineering, sales, marketing and other key personnel. The loss of the services of any of our senior management or other key personnel, including Radha R. Basu, our president, chief executive officer and chairman, Brian Beattie, our executive vice president of finance and administration and chief financial officer, Scott W. Dale, our chief software officer and Cadir B. Lee, our vice president of engineering, as well as Chris Grejtak, our senior vice president of products and marketing, and John Van Siclen, our senior vice president of worldwide field operations, could harm the market’s perception of our business and our ability to achieve our business goals. In addition, if the integration of new members of our senior management team does not go as smoothly as anticipated, it could negatively affect our ability to execute our business plans.

We must compete successfully in the real-time service management market or we will lose market share and our business will suffer.

We compete in markets that are highly competitive, subject to rapid change and significantly affected by new product introductions and other market activities of industry participants. We compete with a number of companies in the market for automated delivery of support and service and endpoint management and other vendors who may offer products or services with features that compete with specific elements of our software suites or with our component products. In addition, our customers and potential customers have developed or may develop real-time service management software systems in-house. We expect that internally developed applications will continue to be a principal source of competition in the foreseeable future.

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

Our software may depend on the uninterrupted operation of our internal and outsourced communications and computer systems. These systems are vulnerable to damage or interruption from computer viruses, human error, natural disasters, electricity grid failures and intentional acts of vandalism and similar events. Our disaster recovery plan may not be adequate and insurance may not be enough to compensate us for losses that occur. These problems could interrupt our customers’ ability to use our real-time service management products or services, which could harm our reputation and cause us to lose customers and revenue.

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

The United States and international economies have recently experienced a period of slow economic growth. A sustained economic recovery is uncertain. In addition, the terrorists attacks in the United States and turmoil in the Middle East have increased the uncertainty in the United States economy and may further exacerbate the decline in economic conditions, both domestically and internationally. Terrorist acts and similar events, or war in general, could contribute further to a slowdown of the market demand for goods and services, including real-time service management software solutions. If the economy declines as a result of the recent economic, political and social turmoil, or if there are further terrorist attacks in the United States or elsewhere, we may experience decreases in the demand for our products and services, which may harm our operating results.

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

The Sarbanes-Oxley Act of 2002, as well as new rules subsequently implemented by the Securities and Exchange Commission and Nasdaq, have required changes in corporate governance practices of public companies. These new rules and regulations are increasing our legal and financial compliance costs, and making some activities more time-consuming and costly. We also expect these new rules and regulations to make it more difficult and more expensive for us to obtain director and officer liability insurance, and we may be required to accept reduced coverage or incur substantially higher costs to obtain coverage. These new rules and regulations could also make it more difficult for us to attract and retain qualified members of our board of directors, particularly to serve on our audit committee, and qualified executive officers.

While we believe that we currently have adequate internal controls over financial reporting, we are exposed to risks from recent legislation requiring companies to evaluate those internal controls.

Section 404 of the Sarbanes-Oxley Act of 2004 requires our management to report on, and our independent auditors to attest to, the effectiveness of our internal control structure and procedures for financial reporting. We have an ongoing program to perform the system and process evaluation and testing necessary to comply with these requirements. This legislation is relatively new and neither companies nor accounting firms have significant experience in complying with its requirements. In the event that our chief executive officer, chief financial officer or independent registered public accounting firm determine that our internal controls over financial reporting are not effective as defined under Section 404, investor perceptions of us may be adversely affected and could cause a decline in the market price of our stock.

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

In the past, securities class action litigation has often been brought against public companies after periods of volatility in the market price of securities. For example, in November 2001, a securities class action lawsuit was filed against us. We may again in the future be a target of similar litigation, especially in light of our recent stock price decline. Securities litigation could result in substantial costs and divert management’s attention and resources, which could harm our ability to execute our business plan.

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

ITEM 3: QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Qualitative and Quantitative Disclosures about Market Risk

We develop products in the United States, Canada and India and market and sell in North America, South America, Asia, Australia and Europe. As a result, our financial results could be affected by factors such as changes in foreign currency exchange rates or weak economic conditions in foreign markets. As most sales are currently made in U.S. dollars, a strengthening of the dollar could make our products less competitive in foreign markets.

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

At September 30, 2004, our cash and cash equivalents consisted primarily of money market funds held by large institutions in the U.S. and our short-term investments were primarily invested in government debt securities, municipal bonds, corporate bonds and auction backed securities maturing or resetting in less than eighteen months.

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

Based on their evaluation as the end of the period covered by this Quarterly Report on Form 10-Q, our Chief Executive Officer and Chief Financial Officer have concluded that, subject to the limitations noted above, our disclosure controls and procedures were effective to provide reasonable assurance that material information relating to us, including our consolidated subsidiaries, is made known to them by others within those entities, particularly during the period in which this Quarterly Report on Form 10-Q was being prepared.

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

PART II: OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

In November 2001, a class action lawsuit was filed against us and two of our officers in the United States District Court for the Southern District of New York. The lawsuit alleged that our registration statement and prospectus dated July 18, 2000 for the issuance and initial public offering of 4,250,000 shares of our common stock contained material misrepresentations and/or omissions, related to alleged inflated commissions received by the underwriters of the offering. The defendants named in the lawsuit are SupportSoft, Radha Basu, Brian Beattie, Credit Suisse First Boston Corporation, Bear, Stearns & Co. Inc. and FleetBoston Robertson Stephens Inc. The lawsuit seeks unspecified damages as well as interest, fees and costs. Similar complaints have been filed against 55 underwriters and more than 300 other companies and other individual officers and directors of those companies. All of the complaints against the underwriters, issuers and individuals have been consolidated for pre-trial purposes before U.S. District Court Judge Scheindlin of the Southern District of New York. On June 26, 2003, the plaintiffs announced that a proposed settlement between the issuer defendants and their directors and officers had been reached. As a result of the proposed settlement, which is subject to court approval, we anticipate that our insurance carrier will be responsible for any payments other than attorneys’ fees prior to June 1, 2003. Definitive settlement documentation was concluded in early June 2004 and first presented to the court on June 14, 2004. A motion for preliminary approval of the settlement has been filed, and briefing on that motion completed in early August 2004. On October 13, 2004, the court issued a lengthy opinion certifying classes in several focus or test cases; our case is not one of those cases, but the decision is intended to provide strong guidance on the remaining cases. A decision on the proposed settlements is still pending. While we cannot predict with certainty the outcome of the litigation or whether the settlement will be approved, we believe that the claims against us and our officers are without merit.

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

ITEM 5. OTHER INFORMATION.

Our independent auditor, Ernst & Young LLP (E&Y) recently notified the Securities and Exchange Commission (“SEC”), the Public Company Accounting Oversight Board and the Audit Committee of our Board of Directors that certain non-audit services E&Y performed in China for a large number of public companies, including SupportSoft, have raised questions regarding E&Y’s independence in its performance of audit services.

In 2003, E&Y performed tax compliance services for us in Hong Kong, and affiliates of E&Y made payment of the relevant taxes of approximately $11,000 on our behalf to the local tax authority. The payment of those taxes involved handling of our funds, which is not permitted under SEC auditor independence rules. These actions by affiliates of E&Y have been discontinued as of October 16, 2003, and both the amount of the taxes of approximately $11,000 and the fees we paid to E&Y of approximately $300 in connection with these services have deemed de minimis by the Audit Committee of our Board of Directors.

The Audit Committee and E&Y discussed E&Y’s independence in light of the foregoing facts. E&Y informed the Audit Committee that it does not believe that the holding and paying of those funds impaired E&Y’s independence with respect to their performance of audit services for us. Based on our own review, we are not aware of any additional non-audit services that may compromise E&Y’s independence in performing audit services for us. We and the Audit Committee have considered the impact the providing of services may have had on E&Y’s independence with respect to us and concluded there has been no impairment of E&Y’s independence.

ITEM 6. EXHIBITS.

Exhibits.

2.1	Asset Purchase Agreement By and Among Core Networks Incorporated, Core Networks (Europe) B.V., Core Networks (U.S.) Inc., The Principal Stockholders Signatories, SupportSoft, Inc. and SupportSoft Canada Inc. (incorporated by reference to Exhibit 2.1 of SupportSoft’s quarterly report on Form 10-Q for the quarter ended June 30, 2004).

31.1	Chief Executive Officer Section 302 Certification.

31.2	Chief Financial Officer Section 302 Certification.

32.1	Statement of the Chief Executive Officer under 18 U.S.C. § 1350 [1]

32.2	Statement of the Chief Financial Officer under 18 U.S.C. § 1350 [1]

[1]	The certifications filed as Exhibits 32.1 and 32.2 are not deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934 and are not to be incorporated by reference into any filing of the Company under the Securities Exchange Act of 1933 or the Securities Exchange Act of 1934, whether made before or after the date hereof irrespective of any general incorporation by reference language contained in any such filing, except to the extent that the registrant specifically incorporates it by reference.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

November 9, 2004

SUPPORT SOFT , INC .

By:	/s/ BRIAN M. BEATTIE
Brian M. Beattie Executive Vice President of Finance and Administration and Chief Financial Officer (Principal Financial Officer, Chief Accounting Officer and Duly Authorized Signatory)

EXHIBIT INDEX TO SUPPORTSOFT, INC.

QUARTERLY REPORT ON FORM 10-Q

FOR THE QUARTER ENDED SEPTEMBER 30, 2004

Exhibit Number	Description
2.1	Asset Purchase Agreement By and Among Core Networks Incorporated, Core Networks (Europe) B.V., Core Networks (U.S.) Inc., The Principal Stockholders Signatories, SupportSoft, Inc. and SupportSoft Canada Inc. (incorporated by reference to Exhibit 2.1 of SupportSoft’s quarterly report on Form 10-Q for the quarter ended June 30, 2004).

31.1	Chief Executive Officer Section 302 Certification.

31.2	Chief Financial Officer Section 302 Certification.

32.1	Statement of the Chief Executive Officer under 18 U.S.C. § 1350 [1]

32.2	Statement of the Chief Financial Officer under 18 U.S.C. § 1350 [1]

[1]	The certifications filed as Exhibits 32.1 and 32.2 are not deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934 and are not to be incorporated by reference into any filing of the Company under the Securities Exchange Act of 1933 or the Securities Exchange Act of 1934, whether made before or after the date hereof irrespective of any general incorporation by reference language contained in any such filing, except to the extent that the registrant specifically incorporates it by reference.