Form 10-K
period 2004-12-31
SUPPORTSOFT INC
filed 2005-03-16
CIK 1104855

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

  For the Fiscal Year Ended December 31, 2004

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

The aggregate market value of the registrant’s common stock, $.0001 par value, held by non-affiliates of the registrant was approximately $336,731,052 based upon the closing price of $8.68 per share as of June 30, 2004. Shares of common stock held by each executive officer, director, and stockholders known by the registrant to own 10% or more of the outstanding stock based on Schedule 13G filings and other information known to us, have been excluded since such persons may be deemed affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

As of March 1, 2005, there were 42,929,985 shares of the registrant’s common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Items 10 (as to directors, section 16(a) beneficial ownership and audit committee and audit committee financial expert), 11, 12 (as to beneficial ownership), 13 and 14 incorporate by reference information from the registrant’s definitive proxy statement (the “Proxy Statement”) to be mailed to stockholders in connection with the solicitations of proxies for its 2005 annual meeting of stockholders scheduled to be held on May 24, 2005. Except as expressly incorporated by reference, the registrant’s Proxy Statement shall not be deemed to be part of this report.

SUPPORTSOFT, INC.

FORM 10-K

FOR FISCAL YEAR ENDED DECEMBER 31, 2004

FORWARD-LOOKING STATEMENTS

The statements contained in this Report on Form 10-K that are not purely historical are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, including statements regarding our expectations, beliefs, intentions or strategies regarding the future. Words such as “anticipates,” “expects,” “intends,” “plans,” “believes,” “seeks,” “estimates” and similar expressions identify such forward-looking statements. These forward-looking statements are subject to risks and uncertainties that could cause actual results to differ materially from those indicated in the forward-looking statements. These are statements that relate to future periods and include statements relating to anticipated features and benefits of our products and services; anticipated customer demand for features and benefits provided by our products and services; statements by independent research firms relating to industry statistics and projections and the potential effect of not deploying service and support automation solutions; statements relating to our mission and strategy and components of our strategy, including our intentions to expand our market reach, to continue to develop or potentially acquire advanced support and service technologies, to expand our presence in corporate enterprises, to expand our international operations, to create new sales entry points, to increase our share of the broadband service provider market, to focus certain marketing efforts on some of our new component products, to foster an environment to obtain customer feedback, to expand our employee base and build our sales, marketing, customer support, technical and operational resources, to expand by acquiring businesses and to continue to increase customer return on investment; our expectations as to benefits we may derive from acquiring other businesses, our strategic alliances and distribution relationships, expected results, cash flows and expenses, including those related to sales and marketing, research and development and general and administrative; the anticipated effects of our remediation efforts with our internal control over financial reporting; expected revenue and sources of revenue; and make-up of revenue, expected impact, if any, of legal proceedings; the adequacy of liquidity and capital resources; growth in business and operations; and the effect of recent accounting pronouncements. Factors that could cause actual results to differ materially from those predicted, include but are not limited to, our dependence on a small number of relatively large orders, our ability to attract and retain customers for existing and new services and to achieve adoption and acceptance of our products and services, the ability of our products to achieve market penetration, the ability to use or integrate third-party technologies and to expand infrastructure to meet the demand for our services, our ability to expand internationally, our ability to control expenses, the success of our strategic relationships, the continued acceptance of term license agreements, lack of renewals or payments for license agreements, the impact of international conflict and continued economic downturns in either domestic or foreign markets and the resulting changes in the amount of technology spending by customers and prospects, the effects of ongoing litigation; the rapid pace of technological change and the strength of competitive offerings. Additional factors, which could cause actual results to differ materially, include those set forth in the following discussion, and, in particular, the risks discussed in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Other Factors Affecting our Business and Operating Results.” These forward-looking statements speak only as of the date hereof. Unless required by law, we undertake no obligation to update publicly any forward-looking statements.

PART 1

ITEM 1.	BUSINESS.

BUSINESS

Overview

We are a leading provider of real-time service management software designed to automate the managing of computing end-points as well as the servicing and supporting of the end-users who utilize them. Our software solutions allow organizations to address the growing complexity and cost of managing remote and mobile computing devices and servicing and supporting the users who rely on that technology whether they are an employee of a corporate enterprise or a subscriber to a digital service, or both. Digital service providers, corporate enterprises and managed service providers can benefit from our software through reduced costs, improved productivity and customer satisfaction.

Our software suites and component products offer organizations alternatives to traditional approaches used by technical professionals to automate end-point management and resolve IT service and support problems. Digital service providers (telecommunications companies and cable MSOs) can utilize our software across their customer services of high speed data, Voice over IP (VoIP) and video, to help acquire subscribers through automated installation, activation, verification and provisioning of services, retain subscribers via enhanced technical support and grow their business relationship with consumers and Small-to-Medium Business (SMB) customers through automated provisioning of new added-value services such as remote device management, and home networking. IT departments can use our software to proactively address change and configuration management, security and compliance matters through our self-healing and mass-healing capabilities and improve the efficiency of their technical support organizations through an integrated portfolio of service automation capabilities for interactive chat, remote assistance and problem diagnosis and resolution.

Industry Background

Technology has increasingly become a fundamental part of every day life for a growing number of individuals around the world. These technologies include personal computers and mobile devices, home networks, digital video, digital photography, numerous other consumer-oriented technologies as well as digital services such as high speed data, digital video, Video over DSL (IPTV) and Voice over IP. Given this proliferation of technology inside and outside the workplace, we believe there is an opportunity to augment and replace the traditional approaches to managing and securing end-points and resolving IT service and support issues used by digital service providers and corporate enterprises.

Digital Service Providers

The availability of customer offerings for the “triple play” of high speed data, VoIP, and digital video services is changing the dynamics of the digital service market world-wide. PricewaterhouseCoopers, in a study on the communication and media market, estimates that the number of worldwide broadband access subscribers will grow to 320 million by 2008. Consumers want triple play services with one low price, one bill, and one point of accountability, one reliable network—and one guarantee of a great customer experience. Service providers want to increase revenue per subscriber but also want to ensure that their subscribers do not leave to consolidate a broader range of services through a competitor.

We believe that the ability to effectively and cost efficiently address the growing number of subscriber technical service issues for triple play services is critical to successfully acquiring new subscribers, introducing new services, increasing overall customer satisfaction and reducing subscriber turnover.

We provide digital service providers with capabilities to enable self and technician installation, activation and verification of high speed data, digital video and VoIP services. We enable service providers to empower their subscribers to manage service offerings post-installation through self-service options that can resolve technical service issues without requiring contact with technical service professionals. Our software gives service providers an enhanced network-side view of the services being provided and an integrated set of IP service automation tools to manage, diagnose and resolve customer problems related to high speed data, VoIP or digital video services. Service providers that use our automation software to service and support their subscribers can benefit from increased user satisfaction and profitability that stems from reducing delays in subscriber access to new and existing services, reducing costs of providing subscriber support and service and enhancing the overall user experience.

Enterprises

Today’s enterprise IT organizations are tasked with managing, supporting and servicing an ever expanding array of technologies. This challenge combined with a redefinition of the workplace to include the office, the home and any point in-between has made keeping the enterprise secure from virus attacks, ensuring software license and regulatory compliance, maintaining business critical applications and responding to end-user requests for technical assistance in real time, an increasingly difficult and expensive task. For example, according to Gartner Group research, the cost of supporting a mobile laptop computer can range from 34% to 68% higher than a desktop computer.

These often resource-constrained enterprise IT departments are using a wide range of discrete technologies to keep end-users supported and ensure that their computing endpoints, especially remote and mobile devices such as laptops and PDAs are operational, secure and in compliance. But the use of these discrete technologies has created a situation which for many enterprises must be corrected. For example, according to a Computer Security Institute/FBI research study, although 99% of respondents deploy anti-virus protection, 78% of them were hit by viruses in 2004.

With the increasing number of remote and mobile users, tracking and managing the breadth of applications on endpoints, keeping endpoints current on software patches, and supporting distributed applications are just a few of the issues that can interrupt the business continuity of the real-time enterprise. For example, when end-users have a problem or have a request for information or IT service support, they want to get personalized, meaningful answers easily and quickly using whatever interaction channel is available to them – web, live chat, voice assistance or email.

The traditional approaches that enterprises have embraced to address these challenges included reliance upon heavily staffed internal IT help desks and call centers, on-site support professionals and third-party vendor support. These approaches to meeting endpoint management, technical support and service needs have generally proven to be ineffective for many enterprises given their costly and time-intensive nature and the difficulty to scale across expanding and distributed business networks.

SupportSoft shares this view. We provide an integrated set of capabilities for patch and update management, compliance management, and self-repair that enable IT organizations to manage and secure computing endpoints and a comprehensive set of features that leverage these endpoint management capabilities to provide enhanced self and assisted service for the end-user. Enterprises that utilize our solutions can expand the coverage of their endpoint management efforts, increase compliance with internal or regulatory policies, improve end-user productivity and reduce technology support and service costs by reducing manual interventions, duplicative processes, technology downtime and more efficiently managing IT resources.

Strategy

Our objective is to be the global leading provider of software that enables organizations to automate the management of computing endpoints and the servicing and supporting of the end-users who rely on them. Key elements of our strategy include:

Expand our Product Portfolio

We intend to continue to extend our core products in IT service automation to endpoint management to offer our customers a more comprehensive approach to managing computing endpoints and servicing and supporting the end-users who rely on them. This includes introducing new products which deal with change and configuration of endpoints, as well as extending our self-healing and mass-healing capabilities to address application and connectivity issues faced by end-users within distributed enterprises. By providing a more comprehensive, real-time service management product portfolio, we intend to better enable our customers to preempt, resolve and respond faster and more efficiently to service and support issues related to personal computers, mobile devices, connectivity, and keep key software applications in a functioning state.

Leverage our Triple Play Leadership

The triple play of high speed data, digital video and VoIP services is changing the dynamics of the digital service market world-wide. We believe that service providers are looking for solutions which can enable them to deal with the complexities of installation, activation, verification and on-going service and support of these services to new and existing subscribers. With the acquisition of substantially all of the assets of Core Networks in 2004, we have introduced new products which help digital service providers address a number of the key challenges related to supporting these new services from both a network view as well as from a premise or end-point computing view. We intend to leverage our relationships with leading cable and DSL companies in North America and Europe and expand our presence with them as they introduce triple play services. We also believe that our new products to support triple play services will be attractive to service providers who have implemented installation and service solutions for current high speed services using internal resources or other third-party solutions as they look for cost effective and timely ways to introduce fully-supported triple play services.

Expand International Presence

We believe that the digital service provider markets in Europe and other international markets such as Japan, India, Korea and China represent a key growth opportunity for us. With our expanded product portfolio and our success in serving the DSL market, we believe there is a significant opportunity to increase penetration of our digital services products and related services outside of North America. We intend to further expand our sales, including direct and indirect channels, marketing and services efforts in our current international locations such as Belgium, France, Germany, India, Japan, Singapore and the United Kingdom, and expand to new locations and solution areas as markets require.

Maintain and Enhance Technology Leadership Position

We intend to continue to devote significant resources to technology development in order to introduce new suites and products. Our products are designed to provide self-healing and mass-healing capabilities, manage and resolve difficult technical service and support problems across a variety of devices, including personal computers, and distributed servers. As Internet access and digital media expand through increasing adoption of new technologies, we intend to continue to invest significant resources in developing technologies that enhance the personalization, automation and overall effectiveness of our product offerings to meet requirements of next generation devices and technology. We intend to continue to foster an environment to obtain feedback from our customers through our customer advisory councils to provide us with valuable customer insights that we can integrate into future generations of our products.

Products

Our software products enable enterprises and digital service providers to further automate the management of computing end-points and related software and the activation, delivery and management of digital services and related service and support automation. Our software provides self-healing capabilities to recognize, diagnose and correct potential problems prior to their impact on the user either with or without user involvement. If the user does require assistance, our products are designed to provide an integrated approach to escalating the problem to either self-service web-based portals or to technical support professionals where our products can help the professional deliver the appropriate resolution to the problem. Our products have been architected to function on a common software platform which is based on a set of patented technologies.

We further leverage our technology to deliver specific solutions for our enterprises and digital service provider customers. Our comprehensive suites offer customers integrated solutions to address a broad range of endpoint management and IT service and support issues, whereas our component solutions enable customers to address specific pain points.

Digital Service Provider Suites and Products

SupportSoft provides an integrated set of solutions for automated installation, provisioning and ongoing service for three key triple play constituencies: customers, customer service representatives (CSRs) and network operations. Built upon SupportSoft’s Real-Time Service Management software platform, the solutions provide a unified, proactive approach for installation and service automation for triple play services for subscribers, field technicians and CSRs that can lower activation and ongoing service costs.

SupportSoft SmartAccess.    SmartAccess is designed to automatically determine if a subscriber’s computing system qualifies for a broadband connection and, if so, enables self-installation of high-speed access while providing a platform for the qualification, notification, installation, management and support of additional value-added services such as home networking and gaming. In addition, SmartAccess automates the front-end process to enable auto-provisioning of triple play services.

SupportSoft ServiceVerify.    ServiceVerify is designed to enable digital service providers to automatically verify the successful installation, activation and ongoing operations of VoIP, video over DSL (IPTV) and high-speed data services to homes and SMBs. ServiceVerify provides tools and service information to the installer or service technician and dispatcher as well as CSR. ServiceVerify can help technicians determine that the work has been performed correctly and the customer has access to all the services they ordered, before the technician leaves the job. ServiceVerify also gives CSRs the tools they need to rapidly diagnose and resolve problems when a customer calls with an issue.

SupportSoft Service Automation Suite—Home.    Service Automation Suite—Home is a fully integrated, comprehensive solution designed to automate subscriber assistance, from connection through the ongoing support during the subscriber lifecycle. Service Automation Suite—Home is designed to decrease the volume of calls that a service provider receives, increase call resolution rates, minimize issue escalations and prevent expensive customer visits or truck rolls. Key components of the Service Automation Suite—Home include:

SupportSoft Subscriber Agent.    Subscriber Agent is a subscriber desktop application that makes both self and assisted service a more rewarding experience by providing the right answer faster, or by connecting subscribers to the most appropriate assisted service resource. Subscriber Agent can reduce the majority of common complaints—such as “Email isn’t working, “ or “Web pages are slow”—by enabling subscribers to understand and manage their own connection. It offers automated connection management and CPE (customer premises equipment, such as modems) integration to offer comprehensive functionality for problem diagnosis and resolution. Additionally, should a subscriber need to call a CSR, Subscriber Agent provides permission-based tools for speeding the call by transferring system level information to the CSR instantaneously.

SupportSoft Support Center.    Support Center gives customer service representatives a comprehensive suite of tools and capabilities for providing online assisted support to subscribers. It helps them collaborate and communicate so problems can be solved faster. In addition, the Support Center is designed to increase productivity of subscribers and support professionals with proactive, remote resolution via permission-based mass-healing and self-healing technologies that intelligently prevent problems from occurring, keeping subscribers productive and satisfied.

SupportSoft ServicePolicy.    ServicePolicy enables service providers to automate the management associated with the monitoring of bandwidth usage and enforcement of subscriber bandwidth policies. Applications such as peer-to-peer networking, video streaming, and online game hosting can impact the availability of service provider networks. Service providers can use ServicePolicy to initiate specific actions to remedy the problem and automate notifying subscribers of permitted usage levels.

SupportSoft Service Automation Suite—Video (SAS-V).    Developed in conjunction with Scientific-Atlanta, Inc., Service Automation Suite — Video can improve the way broadband cable service providers deliver high quality video services to their customers and enhance the consumer experience for digital cable delivery, while enabling customer-facing personnel such as installers, dispatchers and CSRs to more effectively and quickly uncover and resolve customer issues and problems.

SupportSoft Service Automation Suite for Small-to-Medium Business (SAS-SMB).    Service Automation Suite—SMB is specifically designed to assist digital service providers in automating installation and delivering ongoing customer service for SMBs. SAS-SMB provides a comprehensive set of capabilities that includes helping companies decide upon the best broadband service package for their needs as well as capabilities for broadband installation, activation and provisioning. SAS-SMB also provides for ongoing customer support via knowledge-enabled self-service and assisted service software.

SupportSoft ServiceGateway.    ServiceGateway provides capabilities to automate large-scale consumer premise equipment (CPE) configuration activities, such as configuration and firmware upgrades across large portions of a broadband network. ServiceGateway also enables customer service representatives to take remote control of CPE devices, such as routers or gateways, to diagnose and solve problems on a “one-to-one” basis.

Enterprise Suites and Products

Our enterprise product portfolio is made up of three comprehensive software suites, SupportSoft Endpoint Automation Suite, SupportSoft Self-Service Suite and SupportSoft Intelligent Assistance Suite, to address the requirements for automating the management and securing of computing endpoints and servicing and supporting end-users. These suites are compromised of shared technology as well as component products which can be sold independently to address specific customer requirements.

SupportSoft Endpoint Automation Suite.    Endpoint Automation Suite helps remove problems at computing endpoints by proactively detecting and repairing problems in real time. Endpoint Automation Suite makes it easier and more efficient for IT desktop management to increase the availability, performance and compliance of tens of thousands of endpoint computing systems—whether local or remote—at any one time.

Endpoint Automation Suite incorporates SupportSoft’s Patch + and Repair + products.

SupportSoft Patch+.    Patch+ provides capabilities to effectively target and control changes on endpoints throughout the enterprise, especially difficult to reach remote or mobile computing systems, as well as provides capabilities to help enforce IT and license compliance policies. Patch+ enables IT operations to determine the configurations of endpoints. IT administrators can then choose to simply report on this information for future planning, warn the end-user of violations, block black-listed applications or even remove those applications altogether. Patch+ can also discover the extent of virus infections, spyware, or malware and implement an automated corrective action, such as the installation of a patch to remove the problem.

With Patch+, IT administrators can proactively provide personalized communication with users or groups of users regarding technical problems, even if email is unavailable and can independently verify whether patches or updates have reached the right endpoints.

SupportSoft Repair+.    Repair+ helps organizations prevent technical problems before an end-user encounters them or on the end-user’s first exposure to a problem, such as a failed attempt to connect to an enterprise’s Virtual Private Network (VPN) or a corrupted browser or internet setting. Repair+ proactively attempts to automatically resolve network issues as soon as the software detects a possible problem. Repair+ incorporates a resident agent which provides access to off-line content as well as off-line diagnostic functions and the ability to escalate local incidents to the appropriate IT support resource to speed resolution.

SupportSoft Self-Service Suite.    Self-Service Suite brings together knowledge automation capabilities and service request management capabilities to support end-users who require web-based access to answers to technology-related problems, fixes to technology problems or the ability to submit requests for assistance. The Self-Service Suite includes SupportSoft Knowledge Center and RequestAssist products described below.

SupportSoft Intelligent Assistance Suite.    Intelligent Assistance Suite provides technical support representatives with a set of integrated capabilities specifically designed to speed problem resolution when they are contacted by an end-user for help. The Intelligent Assistance Suite includes SupportSoft Knowledge Center, RemoteAssist, and LiveAssist products described below.

SupportSoft Component Products

In addition to our software suites, we provide several component software products that can be purchased individually or in combination with our other offerings for both enterprise and digital service provider customers. These products are generally available at lower price points than a comprehensive software suite and address specific needs for enterprises and digital service providers. Our component products are designed to work together easily.

SupportSoft Knowledge Center.    Knowledge Center automates the real-time creation, publishing and management of knowledge-based content for technical problem resolution. End-users benefit from Knowledge Center solutions through their ability to quickly access personalized, self-service answers online, including access to automated “one-click-fixes” in many cases. Service and support representatives benefit from Knowledge Center software through functionality that allows them to create a rich repository of knowledge to speed problem resolution, including access to both structured and unstructured data.

SupportSoft RemoteAssist.    RemoteAssist is designed to enable IT support analysts to remotely take control of a user’s Microsoft Windows computing system, with the user’s permission, to speed problem resolution. By remotely managing and controlling a device, a support analyst can diagnose problems in detail, including whether the problem is at the application, hardware or operating system level, determine the necessary action to resolve the problem and implement the resolution. No complex software installation or re-boot of the computer is required and a complete audit trail of all remote sessions is retained to expedite resolution should the problem be encountered again.

SupportSoft RequestAssist.    RequestAssist manages the complete lifecycle of request management, from identification through resolution. A Web-based interface lets end-users quickly create, submit or check the status of typical requests and incidents, which can range from IT support requests to password management issues. RequestAssist incorporates capabilities to support rules-based escalation of requests to the appropriate CSR, as well as automated notification of such escalations via the Web, wireless device, email or pager

SupportSoft LiveAssist.    LiveAssist is designed to provide high-volume call center organizations and IT help desks with tools to communicate with, and push answers to, end users. LiveAssist allows end users and analysts to communicate directly to each other with a scalable, real-time chat solution enhanced by easy-to-use Web-push capabilities, and user friendly access to relevant content.

SupportSoft SalesAssist.    SalesAssist enables proactive online chat sessions with prospective customers. Using configurable rules, filters and triggers, service providers can extend Web-based customer sales assistance targeted to their most attractive prospects. Examples of chat triggers may include the visitor’s length of time on the service provider’s Web site, promotion pages visited, or sales order process abandonment.

Technology

Our technology is designed to enable our suites and component products to be extended and easily adapt to, and integrate with, varying environments.

Real-Time Service Management Platform

The Real-Time Service Management Platform is the foundation upon which all of our component products and suites are installed and provides a single point of integration for all of our suites and component products.

The Real-Time Service Management Platform supports a high degree of scalability using industry standard web server infrastructure and supports datacenter practices such as load balancing, clustering and data partitioning. Our products are web-based and cross-platform and provide similar functionality on a variety of web servers, application servers, operating systems and databases. The architecture has been used in implementations that have scaled beyond several million endpoints.

The Real-Time Service Management Platform includes common services that are shared by many of our products, allowing for faster product development, more flexible behavior and consistent usability as well as reporting. Common services include user and group management, user-based security, user interface navigation, database access, XML handling, reporting and integration.

Sales and Marketing

We have built a world-wide sales organization to assist organizations to understand the full value of our digital service and enterprise solutions. This sales team works directly with digital service providers around the world and with managed service providers and large public and private sector organizations in North America. Currently, we manage regional sales resources in the United States, Canada, the United Kingdom, France, Belgium, Germany, India, Singapore, and Japan

The marketing organization works closely with the sales organization to create programs which build awareness of our products, solutions and customer successes. The marketing organization uses a wide range of programs to build market awareness and develop requirements for current and future solutions. These include directed market research, relationships with industry analysts, direct mail and relationship marketing programs, business and trade press tours, and participation in industry-specific trade shows. The marketing organization also works with sales to ensure that that have the appropriate materials and demonstrations to support all phases of the sales process.

Customers

Digital service providers who have purchased our products and services include: Adelphia Communications, Belgacom, BellSouth, Charter Communications, Comcast Communications, Cox Communications, KPN, Qwest Communications, TDC Kabel, TDC Solutions, TeliaSonera, Time Warner Cable, and UPC Chello. Enterprises that have licensed SupportSoft software for IT requirements include: ADP, Inc., Assurant Group, Bank of America Corporation, British Telecom, IBM Corporation, Kimberly-Clark Corporation, The Procter & Gamble Company, Siebel Systems, Inc., Sony Electronics, Inc. and Thomson Financial Inc. Managed service providers that have purchased our products to provide outsourced services to enterprises include: Affiliated Computer Services, Inc., CompuCom Systems, Inc., and Computer Sciences Corporation.

Alliances and Partnerships

We establish software and hardware alliances and relationships to ensure that our support and service automation software can be integrated with the software and hardware technology infrastructure of our customers. We engage in alliances that we believe can enhance our solution or can assist customers in gaining more return on their investment from our software.

We work closely with other software and solutions providers to enhance our solutions, accelerate the use of our solutions in key markets, or increase the value our customers receive from our products. We work with a number of companies focused on supporting various digital services. For example, for Voice over IP, we work with Brix Networks. For digital video, we have a strategic alliance with Scientific-Atlanta, Inc. We also have established an Interoperability Laboratory to test standards being developed by DSL Forum for consumer premise equipment devices. We also work closely with other complementary software companies including call tracking systems, password and identity management systems, and patch database companies, such as Shavlik.

We have formed relationships with managed service providers that represent a key customer base as a strategic delivery option for our products. We have developed relationships with key managed service providers, including Affiliated Computer Services, Inc., CompuCom Systems, Inc., and Computer Sciences Corporation to address growing customer demand for outsourced IT management services. Managed service providers seek ways to provide new value and increase service levels to current and prospective customers. Our software can help managed service providers differentiate their IT solutions by improving customer satisfaction and reducing the time and expense to resolve technical problems for a customer’s software applications. In addition, managed service providers enable us to reach a segment of the market that would otherwise be difficult for us to address.

Global Services

Our Global Services organization provides professional service offerings to our customers ranging from architectural design to ongoing support. Our Global Services group provides solutions for our customers that can be used across all or parts of their organizations. Its capabilities are principally divided into five areas:

•	Implementation. Provides architectural design, transformation, and product integration and deployment services.

•	Education. Trains customers and those parties with whom we have alliances in the design, implementation and use of our products.

•	Technical Support. Responds to design, feature, implementation and deployment questions.

•	Customer Care. Provides ongoing assistance to optimize customer communication and feedback for smooth technology deployment, including using our own software to provide an Internet support portal, entitled ExpertExchange, as well as regular user group forums by which customers can assist each other in discussing product issues and opportunities.

•	Strategic Services. Educates customers on “best practices” for supporting and servicing users and encouraging users to move from traditional support processes, such as a phone call to the help desk, to an automated approach, in order to accelerate the customer’s return on investment.

Under our standard maintenance contract, our customers receive generally available upgrades, corrections, enhancements and updates to the products they have licensed.

Research and Development

We devote a substantial portion of our resources to developing new and enhanced versions of our support and service automation software, conducting product testing and quality assurance testing and improving our core technologies. Fundamental to our research and development strategy are rapid product develop cycles, continuous improvement and customer feedback. We believe that customers serve as an extension of our research and development process by providing us with valuable feedback from their hands-on usage to assist with our product improvements, implementation services and new market opportunities and strategy. We have created customer advisory councils with representatives from our customers to formalize this input.

Research and development expense was $9.7 million in 2004, $9.2 million in 2003 and $8.8 million in 2002.

Intellectual Property

Patents

As of December 31, 2004, we had seven patents and one patent application pending in the United States in the general areas of automated discovery of dynamic configurations, our SmartIssue technology and our software vault technology. We also have a number of patent applications pending in foreign jurisdictions. We may or may not seek additional patents in the future. We do not know if our patent applications or any future patent application will result in a patent being issued with the scope of the claims we seek, if at all. Also, we do not know whether any patents we have or may receive will be challenged or invalidated. It is difficult to monitor unauthorized use of technology, particularly in foreign countries where the laws may not protect our proprietary rights as fully as in the United States, and our competitors may independently develop technology similar to ours.

Trademarks

Our trademarks and service marks include SupportSoft, SupportSoft with design, Support with design, Support.com, Support.com with related designs, the “support man” logo, DNA, DNA Probe, HomeNet, LiveAssist, Nexus, Resolution Suite, RTSM, SmartAccess, SmartIssue, SmartResult, SupportAction and SupportTrigger. We claim common law rights for other marks. Third parties may infringe or misappropriate our copyrights, trademarks and similar proprietary rights. We rely on a combination of copyright, trade secret, trademark and contractual protection to establish and protect our proprietary rights that are not protected by patent. We also enter into confidentiality agreements with our employees and consultants involved in product development. We routinely require our employees, customers and potential business partners to enter into confidentiality agreements before we will disclose any sensitive aspects of our business. Also, we require employees to agree to surrender to us any proprietary information, inventions or other intellectual property they generate or come to possess while employed by us. These precautions may not prevent misappropriation or infringement of our intellectual property.

Competition

We compete in markets that are highly competitive, subject to rapid change and significantly affected by new product introductions and other market activities of industry participants. Although we do not believe there is one principal competitor in the market for all aspects of our endpoint management and IT service automation solutions for both the enterprise and digital service provider markets, we do compete with a number of vendors who may offer products or services with features that compete with specific elements of our suite solutions or with our component products.

Software companies we encounter in competitive situations include a broad range of public and private companies. In our enterprise business, our principal competition comes from public companies such as Altiris, Inc., ATG (due to its acquisition of Primus Knowledge Solutions, Inc.), BMC (due to its acquisition of Marimba, Inc.), Computer Associates International, Inc., Hewlett Packard (due to its acquisition of Novadigm, Inc.), Kanisa (due to its acquisition of ServiceWare Technologies, Inc.) and private companies such as BigFix and PatchLink. In our digital service provider business, we compete with Motive, Inc. for installation, activation and various service automation capabilities and various hardware vendors such as 2Wire, Alcatel and Siemens for remote device management. In addition, we expect that internally developed applications will continue to be a significant source of competition in the foreseeable future. We believe that the principal competitive factors in our market include the following:

•	Breadth and depth of product functionality;

•	Demonstrated customer success and return-on-investment;

•	Scalability of platform and integrated architecture;

•	Quality and performance and reputation of solutions;

•	Pricing;

•	Implementation services and support; and

•	Product innovation.

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

Employees

As of December 31, 2004, we had 247 full-time employees. None of our employees are covered by collective bargaining agreements. We believe our relations with our employees are good.

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

Our telephone number is 650-556-9440 and our website address is http://www.supportsoft.com. The information contained in our website does not form any part of this Annual Report on Form 10-K. However, we make available free of charge through our website our Annual Report on Form 10-K, our quarterly reports on Form 10-Q, our current reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934 as soon as reasonably practicable after we electronically file this material with, or furnish it to, the SEC. In addition, we also make available on http://www.supportsoft.com/investors our Code of Ethics and Business Conduct for Employees, Officers and Directors. This Code is also available in print without charge to any person who requests it by writing to:

SupportSoft, Inc.

Investor Relations

575 Broadway

Redwood City, CA 94063

ITEM 2.	PROPERTIES.

Our corporate headquarters are located in Redwood City, California, where we lease approximately 23,600 square feet under a lease that expires in May 2005. We will likely require additional space to meet our needs within the next 12 months and believe that we will be able to find adequate space on commercially acceptable terms.

ITEM 3.	LEGAL PROCEEDINGS.

In November 2001, a class action lawsuit was filed against us and two of our officers in the United States District Court for the Southern District of New York. The lawsuit alleged that our registration statement and prospectus dated July 18, 2000 for the issuance and initial public offering of 4,250,000 shares of our common stock contained material misrepresentations and/or omissions, related to alleged inflated commissions received by the underwriters of the offering. The defendants named in the lawsuit are SupportSoft, Radha Basu, Brian Beattie, Credit Suisse First Boston Corporation, Bear, Stearns & Co. Inc. and FleetBoston Robertson Stephens Inc. The lawsuit seeks unspecified damages as well as interest, fees and costs. Similar complaints have been filed against 55 underwriters and more than 300 other companies and other individual officers and directors of those companies. All of the complaints against the underwriters, issuers and individuals have been consolidated for pre-trial purposes before U.S. District Court Judge Scheindlin of the Southern District of New York. On June 26, 2003, the plaintiffs announced that a proposed settlement between the issuer defendants and their directors and officers had been reached. As a result of the proposed settlement, which is subject to court approval, we anticipate that our insurance carrier will be responsible for any payments other than attorneys’ fees prior to June 1, 2003. On September 2, 2003, plaintiffs’ executive committee advised the court that the lead plaintiff in the action against us was unwilling to serve as a class representative, and sought leave to seek a new class representative. On October 20, 2003, we were notified that a new class representative would be substituted into the case against us, but our attempts to formally confirm this substitution have not been successful. At a court conference on March 4, 2004, plaintiffs’ executive committee advised the court that the negotiators for plaintiffs and issuers have agreed on the terms of the settlement. During mid-2004, the plaintiffs moved for preliminary approval of the proposed settlement. After full briefing and argument, on February 15, 2005, the court issued an opinion preliminarily approving the proposed settlement, contingent upon modifications being made to one aspect of the proposed settlement—the proposed “bar order”. The court ruled that it had no authority to deviate from the wording of the Plaintiff’s Securities Law Reform Act of 1995 and that any bar order that may issue should the proposed settlement be finally approved must be limited to the express wording of 15 U.S.C. section 78u-4(f)(7)(A). The court scheduled a further conference for March 18, 2005, for the purposes of (a) making a final determination as to the form, substance and program of class notice, and (b) scheduling a Rule 23 public hearing on the fairness of the proposed settlement. While we cannot predict with certainty the outcome of the litigation or whether the settlement will be approved, we believe that the claims against us and our officers are without merit.

Between December 9, 2004 and January 21, 2005, purported securities class action suits entitled Autumn Partner LLC v. SupportSoft, Inc., et al (Case No. 04-5222 SI), Lane v. SupportSoft, Inc., et al (Case No. 04-5319 CRB), Bray v. SupportSoft, Inc., et al (Case No. 05-80 CRB), Halpren v. SupportSoft, Inc., et al, Case No. 05-283 SBA, and Parent v. SupportSoft, Inc., et al (Case No. 05-310 PJH) were filed in the United States District Court for the Northern District of California against the Company, Radha R. Basu, and Brian M. Beattie. The complaints allege generally violations of certain federal securities laws and seek unspecified damages on behalf of a class of purchasers of the Company’s common stock between January 20, 2004 and October 1, 2004. Plaintiffs allege, among other things, that defendants made false and misleading statements concerning the Company’s business and guidance for the third quarter 2004, purportedly violating Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 and Rule 10b-5 promulgated thereunder. The cases will likely be consolidated into one action. While we cannot predict with certainly the outcome of the litigation, we believe that the claims against us and our officers are without merit.

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

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

No matters were submitted to a vote of security holders during the fourth quarter of the year ended December 31, 2004.

Executive Officers of the Registrant

Our executive officers and their ages as of March 10, 2005, are:

Name	Age	Position
Radha R. Basu	54	Chief Executive Officer, President and Chairman of the Board
Brian M. Beattie	51	Chief Financial Officer and Executive Vice President of Finance and Administration
Scott W. Dale	35	Chief Technical Officer
Cadir B. Lee	33	Vice President of Engineering
Chris Grejtak	55	Senior Vice President of Products and Marketing and Chief Marketing Officer
John Van Siclen	48	Senior Vice President of Worldwide Field Operations

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

Scott W. Dale.    Mr. Dale co-founded SupportSoft. He has served as the Chief Technical Officer of SupportSoft since October 2004. He assumed the role of Vice President of Engineering of SupportSoft in April 2000 after having served as the Chief Technical Officer since its incorporation in December 1997. From January 1997 to December 1997, Mr. Dale served as a software consultant for M&I Data Services, a financial transaction software company. From July 1992 to January 1997, Mr. Dale served as a software consultant to Hewlett-Packard Company, a computing and imaging solutions provider company. Mr. Dale holds a B.S. in computer science from Stanford University.

Cadir B. Lee.    Mr. Lee co-founded SupportSoft. He has served as Vice President of Engineering since October 2004 and as the Chief Software Officer of SupportSoft since its incorporation in December 1997. From

1995 to 1997, Mr. Lee served as a software consultant to Hewlett-Packard Company, a computing and imaging solutions provider company. Mr. Lee holds a B.S. in biological sciences and a B.A. in music from Stanford University.

Chris Grejtak.    Mr. Grejtak has served as the Senior Vice President of Products and Marketing and Chief Marketing Officer of SupportSoft since May 2003. From August 2002 to May 2003, Mr. Grejtak served as the Senior Vice President of worldwide marketing for Portal Software, Inc., a billing solutions company. From February 2001 to June 2002, Mr. Grejtak served as Chief Marketing Officer of Broadvision, an enterprise portal software company. From December 1999 to December 2000, Mr. Grejtak served as the Chief Executive Officer of Viquity Corporation, a business-to-business infrastructure company. From December 1996 to December 1999, Mr. Grejtak served as the Executive Vice President of Marketing at Brio Technology, an enterprise business intelligence company. Mr. Grejtak holds a B.A. in sociology from Middlebury College.

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

PART II

ITEM 5.	MARKET FOR THE REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Market of Common Stock

Our common stock has been traded publicly on the Nasdaq National Market under the symbol “SPRT” since July 19, 2000. Before July 19, 2000, there was no public market for our common stock. The following table sets forth the highest and lowest sale price of SupportSoft’s common stock for the quarters indicated:

	Low	High
Fiscal Year 2003:
First Quarter	$1.89	$4.29
Second Quarter	$2.20	$7.81
Third Quarter	$6.25	$12.05
Fourth Quarter	$10.69	$15.25
Fiscal Year 2004:
First Quarter	$10.40	$17.04
Second Quarter	$6.81	$12.10
Third Quarter	$6.78	$10.97
Fourth Quarter	$4.72	$9.85

Holders of Record

As of March 1, 2005, there were approximately 226 holders of record (not including beneficial holders of stock held in street name) of our common stock.

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

Securities Authorized for Issuance Under Equity Compensation Plans

Information regarding the securities authorized for issuance under our equity compensation plans can be found under Item 12 of Part III of this Report.

ITEM 6.	SELECTED CONSOLIDATED FINANCIAL DATA.

The information set forth below is not necessarily indicative of results of future operations and should be read with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the consolidated financial statements and related notes included in Items 7 and 8 of Part II of this Report.

	Year Ended December 31,
	2004	2003	2002	2001	2000
	(in thousands, except per share data)
Consolidated Statements of Operations Data:
Revenue:
License fees	$37,923	$40,885	$31,260	$22,534	$13,732
Services	22,694	12,386	9,900	7,896	4,934

Total revenue	60,617	53,271	41,160	30,430	18,666

Costs and expenses:
Cost of license fees	295	369	289	621	1,405
Cost of services	10,010	6,846	5,883	6,234	5,910
Amortization of intangible assets	363	—	1,580	2,812	1,158
Research and development	9,746	9,199	8,834	12,637	10,913
Sales and marketing	23,965	22,038	22,464	27,482	22,754
General and administrative	6,454	5,405	5,637	6,131	4,325
In-process research and development	1,618	—	—	—	—
Amortization of deferred compensation	—	—	578	4,271	10,787

Total costs and expenses	52,451	43,857	45,265	60,188	57,252

Income (loss) from operations	8,166	9,414	(4,105)	(29,758)	(38,586)
Interest income and other, net	2,298	502	640	1,578	1,718

Income (loss) before income taxes	10,464	9,916	(3,465)	(28,180)	(36,868)
Provision for income taxes	(310)	(496)	(177)	—	—

Net income (loss)	10,154	9,420	(3,642)	(28,180)	(36,868)

Accretion on redeemable convertible preferred stock	—	—	—	—	(885)

Net income (loss) attributable to common stockholders	$10,154	$9,420	$(3,642)	$(28,180)	$(37,753)

Basic net income (loss) per share attributable to common stockholders	$0.24	$0.27	$(0.11)	$(0.91)	$(2.09)

Shares used in computing basic net income (loss) per common share	42,355	34,682	32,486	31,078	18,102

Diluted net income (loss) per share attributable to common stockholders	$0.22	$0.25	$(0.11)	$(0.91)	$(2.09)

Shares used in computing diluted net income (loss) per common share	45,590	38,048	32,486	31,078	18,102

	December 31,
	2004	2003	2002	2001	2000
	(in thousands)
Consolidated Balance Sheet Data:
Cash, cash equivalents and short-term investments	$120,341	$121,414	$30,615	$26,272	$51,513
Working capital	113,320	114,089	23,918	22,945	41,853
Total assets	150,205	139,044	42,160	46,363	70,572
Long-term obligations	—	—	67	1,590	3,385
Accumulated deficit	(65,380)	(75,534)	(84,954)	(81,312)	(53,132)
Total stockholders’ equity	127,857	114,006	23,147	24,297	46,159

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following discussion of our financial condition and results of operations should be read in conjunction with the financial statements and related notes in this report. This discussion may contain forward-looking statements based upon current expectations that involve risks and uncertainties. These risks and uncertainties may cause actual results to differ materially from those discussed in the forward-looking statements.

Overview

We develop, market and distribute real-time service management software designed to accelerate and automate the management of computing endpoints as well as the servicing and supporting of individuals who utilize them. Our software solutions are utilized by:

•	Corporate enterprises, either directly or as part of an outsourced solution from managed service providers, to automate the management of computing endpoints and to provide service and support automation to customers, partners and employees; and

•	Digital service providers, to provide automated installation, verification and support of the broadband data, voice over Internet protocol (VoIP), and digital video services they provide to their subscribers.

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

We also derive revenue from consulting and training services and maintenance and support. Maintenance and support fees relating to perpetual software licenses result in ratable revenue over the length of the maintenance and support term. Our consulting and training services, which are generally recognized over time as services are performed but not necessarily evenly each month, are also included in our definition of ratable revenue. Among the many factors we use in evaluating our business, we consider the mix of ratable revenue and immediate revenue for visibility into our future revenue.

Our total revenue grew by 14% from 2003 to 2004. Overall revenue growth was driven by the growth in services revenue, which increased by $10.3 million, or 83%. Services revenue increased year-over-year due to additional consulting services for new and existing customers and increased maintenance revenue associated with perpetual licensing arrangements. License fees decreased by approximately 7% from 2003 to 2004, reflecting fewer large licensing transactions with customers in 2004 as compared with 2003, and lower revenue from personal computer and device manufacturers. To address the decrease in license fees, we intend to pursue various initiatives. For example, we intend to continue to invest in product development and technologies to enhance our current products and to develop new products, including products for the broadband data, VoIP and digital video services provided by digital service providers, and endpoint management and service automation for enterprise employees, customers and partners. On September 2, 2004, we acquired substantially all of the assets of Core Networks Incorporated (“Core Networks”). We believe the Core Networks technology has strengthened our Real-Time Service Management product portfolio by adding various network management and monitoring capabilities for our digital service provider customers. We may seek to acquire other businesses that possess products, technology, or operations that are complementary to our existing operations. However, the process of integrating an acquired business, technology, service or product into our business and operations may result in additional risks, including unforeseen operating difficulties and expenditures.

We also intend to continue to expand our operations on several fronts. We intend to invest in the expansion of our international operations and to aggressively pursue international digital service providers, as well as other customer types, in these international markets. We also intend to expand our employee base and build our sales, marketing, customer support, technical and operational resources.

However, we cannot provide assurances that these initiatives will grow our license revenue or that our financial performance will not be affected by other factors, such as a continued slowdown in enterprise IT spending or a decrease in the demand for enterprise software. Competitive pressures, including from new competitors or alliances or mergers among competitors, could reduce our market share or require us to reduce the price of products and services, thereby also impacting our operating results. Furthermore, we typically derive a portion of our revenue each quarter from a number of orders received in the last month of a quarter. If we fail to close orders expected to be completed toward the end of a quarter, particularly if these orders are for perpetual licenses or large customer orders, our quarterly results would suffer. In conjunction with this, as further described under results of operations, immediate license revenue is becoming a larger percentage of our total revenue, which results in less ratable license revenue and more dependence on a few customers for a substantial portion of our license revenue in any one quarter.

Operating expenses increased by 14% from 2003 to 2004, reflecting our initiatives to expand our operations in all areas of the business, including research and development and sales and marketing. The increase in operating expenses in 2004 also reflects increased costs associated with Sarbanes-Oxley compliance and approximately $2.0 million in non-cash charges incurred in connection with our acquisition of Core Networks, which was consummated in September 2004.

Diluted earning per share decreased from $0.25 in 2003 to $0.22 in 2004, reflecting our revenue growth, offset by costs to expand our operations and non-cash acquisition-related charges. Diluted earnings per share in 2004 also reflects a full year’s impact of the issuance of 6,900,000 shares of common stock in SupportSoft’s follow-on public offering in November 2003.

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

Critical Accounting Policies and Estimates

In preparing our consolidated financial statements in conformity with accounting principles generally accepted in the United States, we make assumptions, judgments and estimates that can have a significant impact on our net revenue, operating income and net income, as well as on the value of certain assets and liabilities on our consolidated balance sheet. We base our assumptions, judgments and estimates on historical experience and various other factors that we believe to be reasonable under the circumstances. Actual results could differ materially from these estimates under different assumptions or conditions. On a regular basis we evaluate our assumptions, judgments and estimates and make changes accordingly. We believe that the assumptions, judgments and estimates involved in the accounting for revenue recognition, allowance for doubtful accounts, valuation allowance, realization of deferred income tax assets and business combinations have the greatest potential impact on our consolidated financial statements, so we consider these to be our critical accounting policies. We discuss below the critical accounting estimates associated with these policies. Historically, our assumptions, judgments and estimates relative to our critical accounting policies have not differed materially from actual results. For further information on the critical accounting policies, see Note 1 of our Notes to Consolidated Financial Statements.

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

Business Combinations

When we acquire businesses, we allocate the purchase price to tangible assets and liabilities acquired and identifiable intangible assets. Any residual purchase price is recorded as goodwill. We engage independent third-party appraisal firms to assist in determining the fair values of assets acquired and liabilities assumed. Such a valuation requires management to make significant estimates, especially with respect to intangible assets. These estimates are based on historical experience and information obtained from the management of the acquired companies. These estimates can include, but are not limited to, the cash flows than an asset is expected to generate in the future, the appropriate weighted average cost of capital, and the cost savings expected to be derived from acquiring an asset. These estimates are inherently uncertain and unpredictable. In addition, unanticipated events and circumstances may occur which may affect he accuracy or validity of such estimates.

At December 31, 2004, goodwill was $9.8 million, and other identifiable intangible assets were $5.1 million. We assess the impairment of goodwill annually or more often if events or changes in circumstances indicate that the carrying value may not be recoverable. We assess the impairment of acquired product rights and other identifiable intangible assets whenever events or changes in circumstances indicate that its carrying amount may not be recoverable. An impairment loss would be recognized when the sum of the undiscounted future net cash flows expected to result from the use of the asset and its eventual disposition is less than its carrying amount. Such impairment loss would be measured as the difference between the carrying amount of the asset and its fair value. The estimate of cash flow is based upon, among other things, certain assumptions about expected future operating performance and an appropriate discount rate determined by our management. Our estimates of discounted cash flows may differ from actual cash flows due to, among other things, economic conditions, changes to the business model or changes in operating performance. If we made different estimates, material differences may result in write-downs of net long-lived and intangible assets, which would be reflected by charges to our operating results for any period presented. At December 31, 2004, we had not performed an impairment test because our goodwill and identifiable intangible assets had been recorded at September 2, 2004 as a result of the Core Networks Acquisition and there have not been any circumstances that would indicate that the carrying amount may not be recoverable. We will test for impairment during the third quarter of each year, or earlier if indicators of impairment exist.

Results of Operations

The following table presents certain consolidated statement of operations data for the periods indicated as a percentage of total net revenue.

	Years Ended December 31,
	2004	2003	2002
Revenue:
License fees	63%	77%	76%
Services	37	23	24

Total revenue	100	100	100

Costs and expenses:
Cost of license fees	0	1	1
Cost of services	17	13	14
Amortization of intangible assets	1	0	4
Research and development	16	17	21
Sales and marketing	40	41	55
General and administrative	11	10	14
In-process research and development	3	0	0
Amortization of deferred compensation	0	0	1

Total costs and expenses	87	82	110

Income (loss) from operations	13	18	(10)
Interest income and other, net	4	1	2

Income (loss) before income taxes	17	19	(8)
Provision for income taxes	0	(1)	(1)

Net income (loss)	17%	18%	(9)%

Years ended December 31, 2004, 2003 and 2002

Revenue

($ in thousands)

	2004	% Change 2003 to 2004	2003	% Change 2002 to 2003	2002
License fees	$37,923	(7)%	$40,885	31%	$31,260
Services	22,694	83%	12,386	25%	9,900

Total net revenue	$60,617	14%	$53,271	29%	$41,160

Revenue.    Revenue increased by 14% in 2004 as compared to 2003 and by 29% in 2003 as compared to 2002. The increase of $7.3 million in revenue from 2003 to 2004 was primarily due to an increase in maintenance associated with an increase in our perpetual license agreements and growth in our consulting services. Overall revenue growth was driven by the growth in services revenue, which increased by over $10.3 million, or 83%. Services revenue increased year-over-year due to additional consulting services for new and existing customers and increased maintenance revenue associated with perpetual licensing arrangements.

Revenue from customers outside the United States accounted for approximately 11% of our total revenue in 2004, and 14% of our total revenue in both 2003 and 2002. Although the percentage of revenue we recognize in the future from international customers will vary from period to period, we currently anticipate that revenue from international customers will represent approximately 10% to 20% of total revenue over the next 12 months.

License fees.    License fees were $38 million in 2004, $40.9 million in 2003 and $31.3 million in 2002. License fees decreased by approximately $3 million, or 7%, in 2004 from 2003 and increased by approximately $9.6 million, or 31%, in 2003 from 2002. License revenue decreased by approximately 7% from 2003 to 2004, reflecting fewer large licensing transactions with customers in 2004 as compared with 2003, and lower revenue from personal computer and device manufacturers. The increase in license revenue from 2003 to 2002 was primarily due to greater demand for our software products, an expansion of our product offerings and changes in our license revenue mix towards perpetual arrangements where typically more revenue is recognized in the period that the license arrangements are signed than as compared to term license arrangements.

Services revenue.    Services revenue was $22.7 million in 2004, $12.4 million in 2003, and $9.9 million in 2002. Services revenue increased by approximately $10.3 million, or 83%, in 2004 from 2003 and increased $2.5 million, or 25%, in 2003 from 2002. The increase in services revenue from 2003 to 2004 was primarily due to maintenance and consulting services provided to customers in connection with strong license revenue in the second half of 2003. The increase in services revenue in 2003 from 2002 was due primarily to increased maintenance revenue associated with the increase in our license revenue mix to more perpetual arrangements, which resulted in an overall increase in the number of maintenance contracts.

For the years ended December 31, 2004, 2003 and 2002, ratable license revenue represented approximately 16%, 29%, and 40% of total revenue, respectively. The decrease in ratable license revenue is largely related to new customers purchases of perpetual licenses as well as existing customers who initially licensed our software on a term license basis choosing, at or near the end of the initial term, to renew their licenses on a perpetual license basis. Although the percentage of revenue we recognize in the future from ratable licensing arrangements will vary from period to period, we currently anticipate that revenue from such arrangements will represent approximately 10% to 20% of total revenue over the next 12 months. We anticipate that revenue we recognize on an immediate basis from perpetual licensing arrangements will be approximately 45% to 55% of total revenue over the next 12 months. If we continue to enter into more perpetual licenses rather than term licenses in the future, we will experience a larger impact on our near-term results of operations and less predictability of future operating results. Although the percentage of revenue we recognize in the future from services will vary from period to period, we currently anticipate that revenue from services will represent approximately 35% to 45% of total revenue over the next 12 months.

For the year ended December 31, 2004, two customers accounted for 13% and 10% of our total revenue. For the year ended December 31, 2003, a single customer accounted for 17% of our total revenue. For the year ended December 31, 2002, two customers accounted for 12% and 11% of our total revenue.

Cost of license fees and services and the amortization of intangible assets

($ in thousands)

	2004	% Change 2003 to 2004	2003	% Change 2002 to 2003	2002
Cost of license fees	$295	(20)%	$369	28%	$289
Cost of services	10,010	46%	6,846	16%	5,883
Amortization of intangible assets	363	N/A	—	N/A	1,580

Total cost of revenues	$10,668	48%	$7,215	7%	$7,752

Cost of license fees.    Cost of license fees consists primarily of costs related to third-party royalty fees under license arrangements for technology embedded into our products. Cost of license revenue was $295,000 in 2004, $369,000 in 2003 and $289,000 in 2002. Cost of license revenue decreased approximately $74,000, or 20%, in 2004 from 2003, and increased approximately $80,000, or 28%, in 2003 from 2002. The decrease in cost of license revenue in 2004 from 2003 was due primarily to a renewal of technology license arrangements with a third party at a lower price. The increase in cost of license revenue in 2003 from 2002 was due primarily to increased license fees paid to third parties under technology license arrangements related to our corresponding increase in license revenue.

Cost of services.    Cost of services consists primarily of compensation costs, travel costs, related overhead expenses for services personnel and payments made to third parties for subcontracted consulting services. Cost of services revenue was $10 million in 2004, $6.8 million in 2003, and $5.9 million in 2002. Cost of services revenue increased by $3.2 million, or 46%, in 2004 from 2003 and $963,000, or 16%, in 2003 from 2002. The increase in cost of service revenue in 2004 from 2003 and in 2003 from 2002 was due primarily to an increase in salary and travel expenses as a result of an increase in the number of services personnel, commensurate with the increase in services revenue.

Amortization of intangible assets.    Amortization of intangible assets was $363,000 for 2004, an increase from zero in 2003. Amortization of intangible assets in 2004 is the result of certain intangible assets acquired with the purchase of Core Networks in September 2004. Amortization of intangible assets was $1.6 million in 2002 resulting from the acquisition of source code and related intellectual rights from a third party in September 2000.

Operating expenses

($ in thousands)

	2004	% Change 2003 to 2004	2003	% Change 2002 to 2003	2002
Research and development	$9,746	6%	$9,199	4%	$8,834
Sales and marketing	23,965	9%	22,038	(2)%	22,464
General and administrative	6,454	19%	5,405	(4)%	5,637
In-process research & development	1,618	N/A	—	N/A	—
Amortization of deferred compensation	—	N/A	—	N/A	578

Total operating expenses	$41,783	14%	$36,642	(2)%	$37,513

Research and development.    Research and development costs are expensed as incurred. Research and development expense consists primarily of compensation costs, consulting expenses and related overhead costs for research and development personnel. Research and development expense was $9.7 million in 2004, $9.2 million in 2003, and $8.8 million in 2002. Research and development expense increased approximately $547,000, or 6%, in 2004 from 2003, and $365,000, or 4%, in 2003 from 2002. The increase in research and development expense in 2004 from 2003 is primarily due to an increase in headcount and related expenses resulting from the acquisition of Core Networks in September 2004. The increase in research and development expense in 2003 from 2002 was primarily due to an increase in salary and related expenses, which were offset by a slight decrease in third-party consulting services.

Sales and marketing.    Sales and marketing expense consists primarily of compensation costs, including salaries, sales commissions and related overhead costs for sales and marketing personnel and promotional expenses, including public relations, advertising and trade shows. Sales and marketing expense was $23.9 million in 2004, $22.0 million in 2003, and $22.5 million in 2002. Sales and marketing expense increased by $1.9 million, or 9%, in 2004 from 2003, and decreased by approximately $426,000, or 2%, in 2003 from 2002. The increase in sales and marketing expense in 2004 from 2003 is primarily due to an increase in headcount and related compensation and overhead costs due to the growth of the Company during 2004. The decrease in sales and marketing expense in 2003 from 2002 was due primarily to a reduction in travel expenses and promotional expenses, partially offset by increases in salary and related expenses. As we continue to expand our operations, we expect our sales and marketing expenses to increase in the future.

General and administrative.    General and administrative expense consists primarily of compensation costs and related overhead costs for administrative personnel and professional fees for legal, accounting and other professional services. General and administrative expense was $6.5 million in 2004, $5.4 million in 2003, and $5.6 million in 2002. General and administrative expense increased approximately $1 million, or 19%, in 2004 from 2003, and decreased approximately $232,000, or 4%, in 2003 from 2002. The increase in general and administrative expense in 2004 from 2003 resulted primarily from the cost for our Sarbanes Oxley section 404 compliance and to a lesser extent from additional headcount required to support our organization. The decrease in general and administrative expense in 2003 from 2002 resulted primarily from a reallocation of salary and related expenses of the internal helpdesk function from the general and administrative department to all departments within the company, partially offset by an increase in professional fees for legal services related to a now-resolved employee litigation matter.

In-process research and development.    In-process research and development expense was $1.6 million for the twelve months ended December 31, 2004 and zero for the twelve months ended December 31, 2003 and 2002. The in-process research and development expense is a one-time expense related to the Core Networks Acquisition (the “Acquisition”) on September 2, 2004. Projects that qualify as in-process research and development (“IPR&D”) represent those that have not yet reached technological feasibility and which have no alternative future use. Technological feasibility is defined as being equivalent to a beta-phase working prototype in which there is no remaining risk relating to the development. The amount of purchase price allocated to acquired IPR&D was determined through established valuation techniques. The value was determined by estimating viable products, estimating the resulting net cash flows from such products, and discounting the net cash flows back to their present value. The discount rate included a factor that took into account the inherent risk and expected growth of in-process products.

The in-process technology acquired in the Acquisition consisted primarily of research and development related to developing its next generation enCore suite, particularly the CoreEnsemble and CoreMeter applications as well as a new application, CoreTempo. However, our discussions with management indicated that there were technological risks relating to the development of this product suite and stated that the platform was not developed at the time of the acquisition and met the definition of in-process technology. Thus, Core Networks’ next generation enCore suite was appropriately classified as in-process technology.

The efforts required to develop the Acquisition related acquired in-process technology principally relate to the completion of all planning, design, development and test activities that are necessary to establish that the product can be produced to meet its design specifications including features, functions and performance. As of December 31, 2004, it was estimated that these development efforts would be completed over the next three to nine months at an estimated cost of approximately $825,000.

Amortization of deferred compensation.    Deferred stock compensation represents the difference between the exercise price of options granted to employees and board of directors and the deemed fair value for financial statement reporting purposes of our common stock on their respective grant dates. Deferred stock compensation also includes the fair value of options and restricted stock granted to non-employees as determined using the Black Scholes model. We amortized deferred compensation expense related to employee and board of director option grants of approximately $578,000 in 2002. We reduced deferred stock compensation by $419,000 in 2002 to reflect the cancellation of unvested stock options. As of June 30, 2002, all existing deferred stock compensation balances had been fully amortized.

Interest income and expense

($ in thousands)

	2004	% Change 2003 to 2004	2003	% Change 2002 to 2003	2002
Interest income and other	$2,389	324%	$564	(23)%	$734
Interest expense and other	91	47%	62	(34)%	94

Total interest income and other, net	$2,298	358%	$502	(22)%	$640

Interest income and other.    Interest income and other was $2.4 million in 2004, $564,000 in 2003, and $734,000. Interest income and other increased approximately $1.8 million, or 324%, in 2004 from 2003, and decreased approximately $170,000, or 23%, in 2003 from 2002. The increase in interest income and other in 2004 from 2003 is primarily due to an increase in short-term marketable security investments from the $77.7 million raised from our follow-on offering in November 2003. The decrease in interest income and other in 2003 from 2002 was primarily attributable to a slight decrease in interest earned on our cash, cash equivalents and short-term investments. For 2003, the decrease in interest income and other also resulted from not earning interest on officers’ promissory notes that had been fully repaid as of September 30, 2002.

Interest expense and other.    Interest expense and other was $91,000 in 2004, $62,000 in 2003, and $94,000 in 2002. Interest expense and other increased approximately $29,000, or 47% in 2004 from 2003 primarily the result of realized losses on our short-term investments. Interest expense and other decreased approximately $32,000, or 34%, in 2003 from 2002. This decrease in interest expense and other was primarily attributable to a reduction of capital lease obligations. As of December 31, 2003, the capital lease obligations had been fully paid.

Provision for income taxes

($ in thousands)

	2004	2003	2002
Net income (loss) before income taxes	$10,464	$9,916	$(3,465)
Provision for income taxes	310	496	177

Provision for income taxes.    In 2004, 2003 and 2002, we recorded income tax provisions of $310,000, $496,000 and $177,000, respectively. These tax provisions are based on estimates of current taxes due in foreign jurisdictions for income and withholding taxes and nominal income tax amounts in U.S. federal and state jurisdictions, due to our substantial U.S. net operating losses and credit carryforwards. The 2004 and 2003 tax provision varies from the expected tax provision at the U.S. federal statutory rate primarily due to a benefit from utilization of our U.S. net operating loss carryforwards and net reversal of timing differences offset by nondeductible expenses, state taxes and the effect of different tax rates in foreign jurisdictions. Our 2002 tax provision varies from the expected benefit at the U.S. federal statutory rate due to the recording of a valuation allowance against our U.S. operating loss and the effect of different tax rates in foreign jurisdictions. Given our limited operating history, our losses incurred to date and the difficulty in accurately forecasting our future results, we do not believe that the realization of the related deferred income tax asset meets the criteria required by generally accepted accounting principles. Therefore, we have recorded a 100% valuation allowance against the deferred income tax asset. We reassess the need for our valuation allowance on a quarterly basis.

Liquidity and Capital Resources

Operating Activities

Net cash generated by operating activities was $14.5 million in 2004, $11.7 million in 2003 and $5.2 million in 2002. Amounts included in net income (loss), which do not require the use of cash, including the depreciation and amortization of fixed assets, stock compensation and amortization of deferred stock compensation, amortization of intangible assets and in-process research and development, amounted to cash generated by operating activities of $2.9 million in 2004, $1.2 million in 2003 and $4.2 million in 2002. Net cash generated by operating activities during 2004 was also the result of net income of $10.2 million, a decrease in accounts receivable of $3.0 million, a decrease in prepaids and other current assets of $291,000 a decrease in other long-term assets of $195,000, an increase in accrued compensation of $904,000 and an increase in other accrued liabilities of $726,000 offset by a decrease in deferred revenue of $4.3 million and accounts payable of $83,000. Net cash generated by operating activities during 2003 was also the result of net income of $9.4 million, an increase in deferred revenue of $6.7 million, a decrease in other long-term assets of $260,000 and an increase in accounts payable of $264,000 offset by an increase in accounts receivable of $4.7 million and an increase in prepaids and other current assets of $1.4 million. For 2002, net cash generated by operating activities was also the result of a decrease in accounts receivable of $4.8 million, a decrease in prepaids and other current assets of $1.3 million, a decrease in other long-term assets of $260,000 and an increase in deferred revenue of $788,000, offset by a net loss of $3.6 million, a decrease in accounts payable of $1.2 million and a decrease in other accrued liabilities of $1 million.

Investing Activities

Net cash used in investing activities was $24.2 million in 2004, $85.7 million in 2003 and $9.2 million in 2002. Net cash used in investing activities in 2004 was primarily due to the purchase of $94.0 million in short-term investments, payments for a business acquisition of $17.6 million and to a lesser extent the purchase of $791,000 in property and equipment offset by the sale and maturity of $88.3 million in short-term investments. Net cash used in investing activities in 2003 was primarily due to the purchase of $116.8 million in short-term investments and to a lesser extent the purchase of $663,000 in property and equipment, $880,000 of other assets and $309,000 of purchases of technology offset by the sale and maturity of $32.9 million in short-term investments. Net cash used in investing activities in 2002 was primarily due to the purchase of $27.3 million in short-term investments and to a lesser extent the purchase of $1.4 million in property and equipment, $714,000 of purchases of technology and $259,000 of other assets offset by the sale and maturity of $20.4 million in short-term investments.

Financing Activities

Net cash generated by financing activities was $4 million for 2004, $80.9 million for 2003, and $1.5 million in 2002. For 2004, cash generated by financing activities was primarily attributable to the exercise of employee stock options and the purchase of common stock under the employee stock purchase plan. For 2003, cash generated by financing activities was primarily attributable to approximately $77.7 million in net proceeds from the issuance of our common stock in our follow-on public offering in November 2003 and to a lesser extent the exercise of employee stock options and the purchase of common stock under the employee stock purchase plan offset by principal repayments under capital lease obligations. For 2002, cash generated by financing activities was attributable to the repayment of notes receivable from stockholders and to a lesser extent the purchase of common stock under the employee stock purchase plan and the exercise of employee stock options offset by principal repayments under capital lease obligations.

Commitments

The following summarizes our contractual obligations at December 31, 2004 and the effect these contractual obligations are expected to have on our liquidity and cash flows in future periods (in thousands).

	Payments Due By Period
	Total	1 Year or Less	1–3 Years	After 3 Years
Operating leases	$2,919	$1,348	$1,232	$339

Total	$2,919	$1,348	$1,232	$339

Working Capital and Capital Expenditure Requirements

At December 31, 2004, we had stockholders’ equity of $127.9 million and working capital of $113.3 million. Included as a reduction to working capital is short-term deferred revenue of $14.4 million, which will not require dollar-for-dollar settlement in cash, but will be recognized as revenue in the future. We believe that our existing cash balances will be sufficient to meet our working capital and capital expenditure requirements for at least the next 12 months.

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

Recent Accounting Pronouncements

In December 2004, the FASB issued SFAS No. 123 (revised 2004), “Share-Based Payment” (SFAS 123R), which replaces SFAS No. 123, “Accounting for Stock-Based Compensation” (SFAS 123) and supercedes APB Opinion No. 25, “Accounting for Stock Issued to Employees.” SFAS 123R also amends SFAS No. 95, “Statement of Cash Flows,” to require that tax benefits from stock option exercises be classified as a financing activity, instead of an operating activity, on the statement of cash flows. SFAS 123R requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values, beginning with the first interim or annual period after June 15, 2005. The pro forma disclosures previously permitted under SFAS 123 will no longer be an alternative to financial statement recognition. We are required to adopt SFAS 123R in our third quarter of 2005, beginning July 1, 2005. Under SFAS 123R, we must determine the appropriate fair value model to be used for valuing share-based payments, the amortization method for recognizing compensation cost, and the transition method to be used at the date of adoption. The transition methods include prospective and retroactive adoption options. Under the retroactive option, prior periods may be restated either as of the beginning of the year of adoption or for all periods presented. The prospective method requires that compensation expense be recorded for all unvested stock options and restricted stock at the beginning of the first quarter of adoption of SFAS 123R, whereas under the retroactive method we would record compensation.

In March 2004, the Emerging Issues Task Force (EITF) of the FASB reached a consensus on Issue No. 03-01, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments” (EITF 03-01). EITF 03-01 provides guidance for identifying other-than-temporarily impaired investments. In September 2004, the FASB issued a FASB Staff Position EITF 03-1-1 that delays the effective date of the recognition and measurement provisions of EITF 03-01 until further notice. The disclosure requirements were effective for annual financial statements for fiscal years ending after June 15, 2004. We do not expect the adoption of the accounting provisions of EITF 03-01 to have a material effect on our results of operations and financial condition.

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

Several factors that have contributed or may in the future contribute to fluctuations in our operating results include:

•	demand for our support and service automation software;

•	size and timing of customer orders and our ability to receive payment and recognize revenue in a given quarter;

•	the mix of license revenue from perpetual arrangements with immediate recognition versus license revenue from ratable arrangements;

•	the price and mix of products and services we or our competitors offer;

•	our ability to attract and retain customers;

•	the amount and timing of operating costs and capital expenditures relating to expansion of our business, infrastructure and marketing activities;

•	the exercise of judgment by our management in making accounting decisions in accordance with our accounting policies, such as when to recognize certain tax assets and the impairment of goodwill;

•	general economic conditions and their effect on our operations; and

•	the effects of external events such as terrorist acts and any related conflicts or similar events worldwide.

We license our software under perpetual and term licenses. Under perpetual licenses, we generally recognize all of the revenue from a customer at one point in time, which is immediately recognized upon delivery of our product under the terms of the agreement. Under term licenses, we generally recognize revenue ratably over the length of the agreement with the customer. Perpetual licenses with an “immediate” recognition of revenue are representing an increasing amount of our business. In addition, we typically derive a significant portion of our total revenue each quarter from a number of orders received in the last month of a quarter. If we fail to close orders expected to be completed toward the end of a quarter, particularly if these orders are for perpetual licenses with immediate revenue, or if there is any cancellation of or delay in the closing of orders, particularly any large customer orders, our quarterly results would suffer.

Because a small number of customers have historically accounted for and may in future periods account for substantial portions of our revenue, our revenue could decline because of delays of customer orders.

A small number of customers have historically accounted for, and may in future periods account for, substantial portions of our revenue. For the quarter ended December 31, 2004, two customers accounted for 30% and 18% of our total revenue for the quarter, respectively. For the year ended December 31, 2004, two customers accounted for 13% and 10% of our total annual revenue, respectively. For the year ended December 31, 2003 one customer accounted for 17% of our total annual revenue and for the year ended December 31, 2002, two customers accounted for 12% and 11% of our total annual revenue. Because a small number of customers are likely to continue to account for a significant portion of our revenue in any given quarter, our revenue could decline because of the loss or delay of a single customer order. We may not obtain new customers. The failure to obtain new customers, particularly customers that purchase perpetual licenses, the loss or delay of customer orders and the failure of existing customers to renew licenses or pay ongoing fees when due would harm our operating results.

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

Our sales cycle for our software typically ranges from three to nine months or more and may vary substantially from customer to customer. The purchase of our products and services generally involves a significant commitment of capital and other resources by a customer. This commitment often requires significant technical review, assessment of competitive products and approval at a number of management levels within a customer’s organization. In addition, in the wake of Sarbanes-Oxley, sales cycles appear to be lengthening as companies enhance their approval processes. While our customers are evaluating our products and services, we may incur substantial sales and marketing expenses and spend significant management effort to complete these sales. Any delay in completing sales in a particular quarter could cause our operating results to suffer.

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

If we experience rapid growth in the future, it will likely place a significant strain on our resources. For example, we are currently planning to hire additional sales, marketing and development personnel. Hiring of qualified employees is difficult, and we may be unable to attract and retain the required personnel to meet our business objectives. In addition, if we experience significant and rapid growth, including through acquisitions of businesses or technologies, we may need to expand and otherwise improve our internal systems, including our internal control over financial reporting, disclosure controls and procedures, management information systems, customer relationship and support systems, and other operating and administrative systems and controls. This effort may cause us to make significant capital expenditures or incur significant expenses, and divert the attention of management, sales, support and finance personnel from our business operations, which may adversely affect our financial performance in one or more quarters. Moreover, our growth has resulted, and any future growth will result, in increased responsibilities of management personnel. Managing this growth will require substantial resources that we may not have or otherwise be able to obtain.

If we are unable to successfully address the material weaknesses in our disclosure controls and procedures, including our internal control over financial reporting, our ability to report our financial results on a timely and accurate basis may be adversely affected.

We have evaluated our “disclosure controls and procedures” as such term is defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as well as our internal control over financial reporting as required by Section 404 of the Sarbanes-Oxley Act of 2002. Our independent registered public accounting firm has performed a similar evaluation of our internal control over financial reporting. Effective controls are necessary for us to provide reliable financial reports and effectively prevent fraud. If we cannot provide reliable financial reports or prevent fraud, our operating results could be harmed. For the period ended December 31, 2004, we concluded that we had deficiencies in our internal control over financial reporting that constitute two material weaknesses, as further described in Item 8, Report of Management on Internal Control over Financial Reporting. Our independent registered public accounting firm reached the same conclusion. We are implementing corrective actions, which we believe remediate each of these deficiencies. However, we cannot be certain that these measures maintain adequate controls over our financial processes and reporting in the future. If these actions are not successful in addressing these material weaknesses, our ability to report our financial results on a timely and accurate basis may be adversely affected. In addition, if we cannot establish effective internal control over financial reporting and disclosure controls and procedures, investors may lose confidence in our reported financial information, which could have a negative effect on the trading price of our common stock.

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

We are expanding the sales and marketing of our products and services and our operations into international markets, including in Europe and Asia. For example, we now have offices in India and Canada to conduct research and development, and we are establishing several subsidiaries internationally to expand our sales reach. We have incurred and expect to incur costs and expend resources associated with commencing operations in a foreign country. We have limited experience in international operations and may not be able to compete effectively in international markets. If we do not generate enough revenue from international operations to offset the expense of these operations, our business and our ability to increase revenue and enhance our operating results could suffer. Risks we face in conducting business internationally include:

•	difficulties and costs of staffing and managing international operations;

•	differing technology standards and legal considerations;

•	longer sales cycles and collection periods;

•	dependence on local vendors;

•	difficulties in staffing and managing international operations, including the difficulty in managing a geographically dispersed workforce in compliance with diverse local laws and custom;

•	potential adverse tax consequences;

•	changes in currency exchange rates and controls;

•	restrictions on repatriation of earnings from our international operations;

•	difficulties in maintaining effective internal control over financial reporting as a result of a geographically-dispersed workforce and customers;

•	longer collection cycles for accounts receivable; and

•	the effects of external events such as terrorist acts and any related conflicts or similar events worldwide.

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

If we fail to develop new or enhanced versions of our real-time service management software in a timely manner or to provide new products and services that achieve rapid and broad market acceptance, we may not maintain or expand our market share. We may fail to identify new product and service opportunities for our current market or new markets that we enter into in the future. In addition, our existing products will become obsolete if we fail to introduce new products or product enhancements that meet new customer demands, support new standards or integrate with new or upgraded versions of packaged applications. We have limited control over factors that affect market acceptance of our product and services, including:

•	the willingness of enterprises, including management service providers, to transition to support and service automation solutions; and

•	acceptance of competitors’ solutions or other similar technologies.

Our software may not operate with the hardware and software platforms that are used by our customers now or in the future, and as a result our business and operating results may suffer.

We currently serve a customer base with a wide variety of constantly changing hardware, packaged software applications and networking platforms. If we fail to release versions of our software that are compatible with operating systems, software applications or hardware devices used by our customers, our business and operating results would suffer. Our future success also depends on:

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

We may engage in acquisitions of other companies, products or technologies, such as our recent acquisition of substantially all of the assets of Core Networks. If we fail to integrate successfully any future acquisitions, or the technologies associated with such acquisitions, into our company, the revenue and operating results of the combined company could decline. The process of integrating an acquired business, technology, service or product into our business and operations may result in unforeseen operating difficulties and expenditures. Acquisitions involve a number of other potential risks to our business, including the following:

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

Our success will depend on the skills, experience and performance of our senior management, engineering, sales, marketing and other key personnel. The loss of the services of any of our senior management or other key personnel, including Radha R. Basu, our president, chief executive officer and chairman, Brian Beattie, our executive vice president of finance and administration and chief financial officer, Scott W. Dale, our chief technical officer, Cadir B. Lee, our vice president of engineering, Chris Grejtak, our senior vice president of products and marketing and chief marketing officer, and John Van Siclen, our senior vice president of worldwide field operations, could harm the market’s perception of our business and our ability to achieve our business goals. In addition, if the integration of new members of our senior management team does not go as smoothly as anticipated, it could negatively affect our ability to execute our business plans.

We must compete successfully in the real-time service management market or we will lose market share and our business will suffer.

We compete in markets that are highly competitive, subject to rapid change and significantly affected by new product introductions and other market activities of industry participants. We compete with a number of companies in the market for automated delivery of support and service endpoint management and other vendors who may offer products or services with features that compete with specific elements of our software suites or with our component products. In addition, our customers and potential customers have developed or may develop real-time service management software systems in-house. We expect that internally developed applications will continue to be a principal source of competition in the foreseeable future.

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

Failure to resolve pending securities claims and other lawsuits may lead to continued costs and expenses and divert management’s attention from our business, which could cause our revenues and our stock price to decline.

In the past, securities class action litigation has often been brought against public companies after periods of volatility in the market price of securities. The market price of our common stock has been subject to significant fluctuations and may continue to fluctuate or decline. For example, during the fourth quarter of 2004, the closing sale prices of our common stock on the Nasdaq National Market ranged from $9.62 on October 1, 2004 to $4.88 on October 25, 2004. In addition, the anti-takeover provisions we have adopted in the past, such as prohibiting stockholder action by written consent, or may adopt in the future may be perceived negatively by the market causing a decline in our stock price or litigation against us. Securities class action lawsuits were filed against us in November 2001 and again in December 2004. Should these lawsuits linger for a long period of time, whether ultimately resolved in our favor or not, or further lawsuits be filed against us, coverage limits of our insurance or our ability to pay such amounts may not be adequate to cover the fees and expenses and any ultimate resolution associated with such litigation. The size of these payments, if any, individually or in the aggregate, could seriously impair our cash reserves and financial condition. The continued defense of these lawsuits also could result in continued diversion of our management’s time and attention away from business operations, which could cause our financial results to decline. A failure to resolve definitively current or future material litigation in which we are involved or in which we may become involved in the future, regardless of the merits of the respective cases, could also cast doubt as to our prospects in the eyes of customers, potential customers and investors, which could cause our revenues and stock price to decline.

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

Our software depends in part on the uninterrupted operation of our internal and outsourced communications and computer systems. These systems are vulnerable to damage or interruption from computer viruses, human error, natural disasters, electricity grid failures and intentional acts of vandalism and similar events. Our disaster recovery plan may not be adequate and insurance may not be enough to compensate us for losses that occur. These problems could interrupt our customers’ ability to use our real-time service management products or services, which could harm our reputation and cause us to lose customers and revenue.

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

The United States and international economies have recently experienced a period of slow economic growth. A sustained economic recovery is uncertain. In addition, the terrorists attacks in the United States and turmoil in the Middle East have increased the uncertainty in the United States economy and may further exacerbate the decline in economic conditions, both domestically and internationally. Terrorist acts and similar events, or war in general, could contribute further to a slowdown of the market demand for goods and services, including real-time service management solutions. If the economy declines as a result of economic, political and social turmoil, or if there are further terrorist attacks in the United States or elsewhere, we may experience decreases in the demand for our products and services, which may harm our operating results.

Governmental regulation and legal changes could impair the growth of the Internet and decrease demand for our products or increase our cost of doing business.

The laws and regulations that govern our business can change rapidly. Any change in laws and regulations could impair the growth of the Internet and could reduce demand for our products, subject us to liability or increase our cost of doing business. The United States government and the governments of states and foreign countries have attempted to regulate activities on the Internet and the distribution of software. Also, in 1998, the Internet Freedom Act was enacted into law, which imposed a three-year moratorium on state and local taxes on Internet-based transactions. Congress has extended this moratorium on several occasions, including the most recently approved extension to the moratorium until November 1, 2007. Failure to renew this moratorium once again or to pass a bill that would permanently prohibit state and local taxes on Internet-based transactions would allow states to impose taxes on Internet-based commerce. This might harm our business directly and indirectly by harming the businesses of our customers, potential customers and the parties to our technology relationships. The applicability to the Internet of existing laws is uncertain and may take years to resolve. Evolving areas of law that are relevant to our business include privacy laws, intellectual property laws, proposed encryption laws, content regulation and sales and use tax laws and regulations.

We may be required to change our business practices if there are changes in accounting regulations and related interpretations and policies, such as the recent changes in accounting rules for employee stock options.

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

Accounting rules relating to employee stock option grants, have recently been revised. The Financial Accounting Standards Board and other agencies have finalized changes to U.S. generally accepted accounting principles that will require us, starting in our third quarter of 2005, to record a charge to earnings for employee stock option grants and other equity incentives. We may have significant and ongoing accounting charges resulting from option grant and other equity incentive expensing that could reduce our overall net income. In addition, since we historically have used equity-related compensation as a component of our total employee compensation program, the accounting change could make the use of equity-related compensation less attractive to us and therefore make it more difficult to attract and retain employees.

New rules and regulations for public companies may increase our administrative costs.

The Sarbanes-Oxley Act of 2002, as well as new rules subsequently implemented by the Securities and Exchange Commission and the Nasdaq National Market, have required changes in corporate governance practices of public companies. These new rules and regulations are increasing our legal and financial compliance costs, and making some activities more time-consuming and costly. We also expect these new rules and regulations to make it more difficult and more expensive for us to obtain director and officer liability insurance, and we may be required to accept reduced coverage or incur substantially higher costs to obtain coverage. These new rules and regulations could also make it more difficult for us to attract and retain qualified members of our board of directors, particularly to serve on our audit committee, and qualified executive officers.

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

As of December 31, 2004, we held $16.5 million in cash and cash equivalents consisting of highly liquid investments having original maturity dates of no more than 90 days. Declines of interest rates over time would reduce our interest income from our highly liquid short-term investments. Based upon our balance of cash and cash equivalents, a decrease in interest rates of 100 basis points would cause a corresponding decrease in our annual interest income of approximately $165,000. Due to the nature of our highly liquid cash equivalents, a change in interest rates would not materially change the fair market value of our cash and cash equivalents.

As of December 31, 2004, we held $103.8 million in short-term investments, which consisted primarily of money market funds held by large institutions in the U.S., municipal bonds and commercial paper, and our short-term investments were primarily invested in corporate bonds, government debt securities maturing in less than eighteen months and auction backed securities resetting in less than forty-five days. The weighted average interest rate of our portfolio was approximately 2.03% at December 31, 2004. A decline in interest rates over time would reduce our interest income from our short-term investments. A decrease in interest rates of 100 basis points would cause a corresponding decrease in our annual interest income of approximately $1.04 million. Due to the nature of our highly liquid cash equivalents, a change in interest rates would not materially change the fair market value of our short-term investments.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

SUPPORTSOFT, INC.

Report of Management on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f). The Company’s internal control system is designed to provide reasonable assurance to the Company’s management and Board of Directors regarding the preparation and fair presentation of published financial statements. All internal control systems, no matter how well designed, have inherent limitations. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation.

Under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. As part of this evaluation, management established an internal control project team, engaged outside consultants and adopted a project work plan to document and assess the adequacy of our internal control over financial reporting, address any control deficiencies that were identified, and to validate through testing that the controls are functioning as documented.

A material weakness is a control deficiency or combination of control deficiencies that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. Based on management’s assessment of our internal control over financial reporting as of December 31, 2004, we have identified the following two material weaknesses.

1.    We identified a material weakness for insufficient controls over the review, approval, and accounting for stock option modifications in connection with employee terminations. As a result of this material weakness, stock option modifications for two employee terminations were not accounted for in accordance with generally accepted accounting principles (“GAAP”). To correct the errors, we restated our financial results for the first quarter of 2004 to include $183,000 of additional non-cash stock-based compensation expense.

2.    We identified the following insufficient controls, which relate to certain areas of our financial statement close process and constitute a material weakness in the aggregate.

a.    Insufficient controls over the preparation and review of the Company’s spreadsheet detail used to account for prepaid commissions. As of December 31, 2004, this spreadsheet detailing prepaid commissions had an incorrect cumulative balance resulting from postings to the account that were not compared and reconciled to the corresponding schedule of future expense recognition for such postings. These inadequate controls resulted in an adjustment to reduce prepaid commissions and increase sales expense by $243,000 as of December 31, 2004.

b.    Insufficient controls over the review and accounting for a third party services consulting payment. During 2004, fees paid to a third party services consulting company were not accounted for in accordance with GAAP. A single payment of $203,000 was erroneously capitalized with the intent to later match this cost against the associated service revenues. The error arose because of a lack of in-depth review of the appropriate accounting treatment for this transaction. We restated our financial results for the second quarter of 2004 to reflect the fees paid as a cost of services in the period.

c.    Insufficient controls over the classification of auction rate securities. Certain auction rate securities in the Company’s investment portfolio were improperly classified as cash equivalents on the balance sheet due to management’s reliance on its broker statements which lacked sufficient details to identify such securities. As a result, certain balances were reclassified from cash equivalents to short term investments for all periods presented in this annual report.

Because of the two material weaknesses described in the preceding paragraphs, the Company has concluded that its internal control over financial reporting was not effective as of December 31, 2004.

Our independent registered public accounting firm, Ernst & Young LLP, has issued an attestation report on management’s assessment of the Company’s internal control over financial reporting, which is included herein.

Completed and Planned Remediation

The impact of the corrections noted above on the Company’s financial results for the first and second quarters of 2004 was previously announced on January 26, 2005, and are reflected in Note 8, Quarterly Financial Information, to the consolidated financial statements included in this Form 10-K.

In March 2005, our management discussed the material weaknesses described above with our audit committee. The Company is implementing corrective actions that we believe will remediate each of these material weakness, however a material weakness may not be considered fully remediated until the instituted controls are operational for a period of time and have been tested by management.

Effective December 22, 2004, management instituted a control procedure which requires non-standard terminations of personnel to be reviewed and approved by our legal and/or finance organization(s). Although we believe this control procedure will be effective in addressing the deficiency related to stock option modifications for terminated employees, as of December 31, 2004, the new procedure had not been in operation for a sufficient period of time to enable us to obtain sufficient evidence about its operating effectiveness.

In the first quarter of 2005, we plan to modify our process for accounting for prepaid commissions to include a comparison of postings to the account with the associated expense schedule. In addition, we plan to expand the pre-existing supervisory review procedures covering this account.

In the first quarter of 2005, we plan to implement corrective actions which require non-recurring or infrequent items added to prepaid assets, if any, to undergo a GAAP evaluation prior to finalizing the financial statements. Such evaluation shall be reviewed and approved by the controller or higher-level member of the finance organization.

The Company plans to institute procedures with its broker to identify auction rate securities in future investment statements.

/S/ RADHA R. BASU
Radha R. Basu Chief Executive Officer, President and Chairman of the Board

/S/ BRIAN M. BEATTIE
Brian M. Beattie Chief Financial Officer and Executive Vice President of Finance and Administration

Report of Independent Registered Public Accounting Firm

on Internal Control over Financial Reporting

The Board of Directors and Shareholders of

SupportSoft, Inc.

We have audited management’s assessment, included in the accompanying “Report of Management on Internal Control Over Financial Reporting,” that SupportSoft, Inc. did not maintain effective internal control over financial reporting as of December 31, 2004, because of the effect of the two material weaknesses included in management’s assessment and described below, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). SupportSoft’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

A material weakness is a control deficiency, or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. The following two material weaknesses have been identified and included in management’s assessment.

First, management identified a material weakness for insufficient controls related to the process of accounting for stock option modifications. Stock option modifications for two employee terminations were not accounted for in accordance with generally accepted accounting principles (“GAAP”). The deficiency arose because of the lack of appropriate review and approval of these modifications. Management restated their financial results for the first quarter of 2004 to reflect additional non-cash stock-based compensation expense in the appropriate period.

Second, management identified the following insufficient controls in the financial statement close process which we believe constitute a material weakness in the aggregate:

•	A spreadsheet detailing prepaid commissions had an incorrect cumulative balance resulting from postings to the account that were not compared and reconciled to the corresponding schedule of future expense recognition for such postings. This resulted in an adjustment to prepaid commissions and sales expense; and

•	Fees paid to a third party services consulting company were not accounted for in accordance with GAAP. A single payment was erroneously capitalized with the intent to later match this cost against the associated service revenues. The error arose because of a lack of in-depth review of the appropriate accounting treatment for this transaction. Management restated their financial results for the second quarter of 2004 to reflect the fees paid as a cost of services in the period; and

•	Certain auction rate securities in the Company’s investment portfolio were not appropriately classified as cash equivalents on the balance sheet in accordance with GAAP due to management’s reliance on its broker statements which lacked sufficient details to identify such securities. As a result certain balances were reclassified from cash and cash equivalents to short-term investments for all periods presented in this annual report.

These material weaknesses were considered in determining the nature, timing, and extent of audit tests applied in our audit of the 2004 financial statements, and this report does not affect our report dated March 15, 2005 on those financial statements.

In our opinion, management’s assessment that SupportSoft, Inc. did not maintain effective internal control over financial reporting as of December 31, 2004, is fairly stated, in all material respects, based on the COSO control criteria. Also, in our opinion, because of the effect of the material weaknesses described above on the achievement of the objectives of the control criteria, SupportSoft, Inc. has not maintained effective internal control over financial reporting as of December 31, 2004, based on the COSO control criteria.

/s/    Ernst & Young LLP

Palo Alto, California

March 15, 2005

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders of

SupportSoft, Inc.

We have audited the accompanying consolidated balance sheets of SupportSoft, Inc., as of December 31, 2004 and 2003, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2004. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of SupportSoft, Inc. at December 31, 2004 and 2003, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2004, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of SupportSoft, Inc. internal control over financial reporting as of December 31, 2004, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 15, 2005 expressed an unqualified opinion on management’s assessment of the effectiveness of internal control over financial reporting and an adverse opinion on the effectiveness of internal control over financial reporting.

/s/    ERNST & YOUNG LLP

Palo Alto, California

March 15, 2005

SUPPORTSOFT, INC.

CONSOLIDATED BALANCE SHEETS

(in thousands except share and per share data)

	December 31,
	2004	2003
ASSETS
Current assets:
Cash and cash equivalents	$16,509	$22,208
Short-term investments	103,832	99,206
Accounts receivable, less allowance of $447 and $735	9,594	12,421
Prepaids and other current assets	3,523	3,814

Total current assets	133,458	137,649
Property and equipment, net	1,347	676
Goodwill	9,792	—
Intangible assets, net	5,084	—
Other assets	524	719

	$150,205	$139,044

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$344	$427
Accrued compensation	2,756	1,852
Other accrued liabilities	2,607	1,837
Deferred revenue	14,431	19,444

Total current liabilities	20,138	23,560
Deferred revenue—long-term portion	2,210	1,478
Commitments and contingencies
Stockholders’ equity:
Preferred stock; par value $0.0001, 5,000,000 shares authorized, no shares issued or outstanding at December 31, 2004 and December 31, 2003	—	—
Common stock; par value $0.0001, 150,000,000 shares authorized, 42,675,528 issued and outstanding at December 31, 2004 and 41,744,260 issued and outstanding at December 31, 2003	4	4
Additional paid-in capital	193,851	189,693
Accumulated other comprehensive loss	(618)	(157)
Accumulated deficit	(65,380)	(75,534)

Total stockholders’ equity	127,857	114,006

Total liabilities and stockholders’ equity	$150,205	$139,044

See accompanying notes.

SUPPORTSOFT, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands except per share data)

	Years Ended December 31,
	2004	2003	2002
Revenue:
License fees	$37,923	$40,885	$31,260
Services	22,694	12,386	9,900

Total revenue	60,617	53,271	41,160

Costs and expenses:
Cost of license fees	295	369	289
Cost of services	10,010	6,846	5,883
Amortization of intangible assets	363	—	1,580
Research and development	9,746	9,199	8,834
Sales and marketing	23,965	22,038	22,464
General and administrative	6,454	5,405	5,637
In-process research and development	1,618	—	—
Amortization of deferred compensation	—	—	578

Total costs and expenses	52,451	43,857	45,265

Income (loss) from operations	8,166	9,414	(4,105)
Interest income and other	2,389	564	734
Interest expense and other	(91)	(62)	(94)

Income (loss) before income taxes	10,464	9,916	(3,465)
Provision for income taxes	(310)	(496)	(177)

Net income (loss)	$10,154	$9,420	$(3,642)

Basic net income (loss) per share	$0.24	$0.27	$(0.11)

Shares used in computing basic net income (loss) per share	42,355	34,682	32,486

Diluted net income (loss) per share	$0.22	$0.25	$(0.11)

Shares used in computing diluted net income (loss) per share	45,590	38,048	32,486

See accompanying notes.

SUPPORTSOFT, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(in thousands, except share data)

	Common Stock		Additional Paid-In Capital	Notes Receivable from Stockholders	Deferred Stock Compensation	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount
Balances at December 31, 2001	33,371,370	$3	$108,031	$(1,523)	$(997)	$95	$(81,312)	$24,297
Components of comprehensive loss:
Net loss	—	—	—	—	—	—	(3,642)	(3,642)
Unrealized loss on investments	—	—	—	—	—	(47)	—	(47)
Foreign currency translation adjustment	—	—	—	—	—	(203)	—	(203)

Comprehensive loss								(3,892)

Issuance of common stock upon exercise of stock options for cash, net of repurchases	133,206	—	264	—	—	—	—	264
Issuance of common stock under employee stock purchase plan	199,840	—	377	—	—	—	—	377
Amortization of deferred compensation	—	—	—	—	578	—	—	578
Reduction in deferred compensation related to cancellation of stock options	—	—	(419)	—	419	—	—	—
Repayment of note receivables from stockholders	—	—	—	1,523	—	—	—	1,523

Balances at December 31, 2002	33,704,416	$3	$108,253	$—	$—	$(155)	$(84,954)	$23,147
Components of comprehensive income:
Net income	—	—	—	—	—	—	9,420	9,420
Unrealized loss on investments	—	—	—	—	—	(19)	—	(19)
Foreign currency translation adjustment	—	—	—	—	—	17	—	17

Comprehensive income								9,418

Issuance of common stock upon exercise of stock options for cash, net of repurchases	947,614	—	3,386	—	—	—	—	3,386
Issuance of common stock under employee stock purchase plan	192,230	—	368	—	—	—	—	368
Issuance of common stock in follow-on public offering, net of issuance costs $5,113	6,900,000	1	77,686	—	—	—	—	77,687

Balances at December 31, 2003	41,744,260	$4	$189,693	$—	$—	$(157)	$(75,534)	$114,006
Components of comprehensive income:
Net income	—	—	—	—	—	—	10,154	10,154
Unrealized loss on investments	—	—	—	—	—	(265)	—	(265)
Foreign currency translation adjustment	—	—	—	—	—	(196)	—	(196)

Comprehensive income								9,693

Compensation expense related to stock options	—	—	183	—	—	—	—	183
Issuance of common stock upon exercise of stock options for cash	766,027	—	2,954	—	—	—	—	2,954
Issuance of common stock under employee stock purchase plan	165,241	—	1,021	—	—	—	—	1,021

Balances at December 31, 2004	42,675,528	$4	$193,851	$—	$—	$(618)	$(65,380)	$127,857

See accompanying notes.

SUPPORTSOFT, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Year Ended December 31,
	2004	2003	2002
Operating activities:
Net income (loss)	$10,154	$9,420	$(3,642)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	766	1,238	2,044
Stock compensation and amortization of deferred compensation	183	—	578
Amortization of intangible assets	363	—	1,581
In-process research and development	1,618	—	—
Other	673	(2)	(202)
Changes in assets and liabilities:
Accounts receivable, net	2,985	(4,726)	4,814
Prepaids and other current assets	291	(1,362)	1,256
Other long-term assets	195	260	260
Accounts payable	(83)	264	(1,168)
Accrued compensation	904	34	(49)
Other accrued liabilities	726	(53)	(1,043)
Deferred revenue	(4,281)	6,667	788

Net cash provided by operating activities	14,494	11,740	5,217

Investing activities:
Purchases of property and equipment	(791)	(663)	(1,363)
Other assets	—	(880)	(259)
Purchases of technology	—	(309)	(714)
Payments for business acquisitions, net of cash acquired	(17,562)	—	—
Purchases of short-term investments	(94,079)	(116,777)	(27,266)
Sales and maturities of short-term investments	88,264	32,919	20,385

Net cash used in investing activities	(24,168)	(85,710)	(9,217)

Financing activities:
Proceeds from follow-on public offering, net of issuance costs	—	77,687	—
Proceeds from other issuances of common stock, net of repurchases	3,975	3,754	641
Repayment of notes receivable from stockholders	—	—	1,523
Principal payments under capital lease obligations	—	(530)	(654)

Net cash provided by financing activities	3,975	80,911	1,510

Net increase (decrease) in cash and cash equivalents	(5,699)	6,941	(2,490)
Cash and cash equivalents at beginning of period	22,208	15,267	17,757

Cash and cash equivalents at end of period	$16,509	$22,208	$15,267

Supplemental schedule of cash flow information:
Interest paid	$—	$18	$86

Income taxes paid	$247	$467	$177

See accompanying notes.

SUPPORTSOFT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	Organization and Summary of Significant Accounting Policies

Nature of Operations

SupportSoft, Inc. (“SupportSoft,” “the Company,” “We” or “Our”), was incorporated in the state of Delaware on December 3, 1997. SupportSoft is a leading provider of real-time service management software. SupportSoft sells to corporate enterprises, broadband service providers, support outsourcers, and computing and device manufacturers and businesses that seek to extend their support or service solution to their supplier and partner networks. Our headquarters are in Redwood City, California and maintain offices in six other cities in the United States. We have international offices in Canada, United Kingdom, Germany, France, Belgium, the Netherlands, India, Australia, Japan, Hong Kong and Singapore.

Basis of Presentation

The consolidated financial statements include the accounts of SupportSoft and its wholly-owned subsidiaries. SupportSoft has export sales from the United States and has operations in Asia Pacific, India, Canada and Europe. All significant intercompany transactions and balances have been eliminated.

Acquisitions

During the year ended December 31, 2004, the Company acquired substantially all the assets and certain liabilities of Core Networks Incorporated. The acquisition was accounted for as a purchase and, accordingly, the operating results have been included in our consolidated financial statements since the date of acquisition.

Foreign Currency Translation

Assets and liabilities of SupportSoft’s wholly-owned foreign subsidiaries are translated from their respective functional currencies at exchange rates in effect at the balance sheet date, and revenues and expenses are translated at average exchange rates prevailing during the year. Any material resulting translation adjustments are reflected as a separate component of stockholders’ equity in accumulated other comprehensive income (loss). Realized foreign currency transaction gains and losses were not material during the years ending December 31, 2004, 2003 and 2002.

Use of Estimates and Reclassifications

The preparation of consolidated financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and the accompanying notes. Actual results could differ materially from these estimates. In addition, certain amounts that were previously reported have been reclassified to conform to the current period presentation (see note 9).

Concentrations of Credit Risk

Financial instruments that potentially subject us to concentrations of credit risk consist principally of cash equivalents, short-term investments and trade accounts receivable. Our investment portfolio is diversified and consists of investment grade securities. Our investment policy limits the amount of credit risk exposure to any one issuer and in any one country except the United States. We are exposed to credit risks in the event of default by the issuers to the extent of the amount recorded on the balance sheet. The credit risk in our trade accounts receivable is substantially mitigated by our credit evaluation process, reasonably short collection terms and the

SUPPORTSOFT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Company sells its products primarily to large organizations in diversified industries. We maintain reserves for potential credit losses and such losses have been within management’s expectations.

Trade Accounts Receivable

Trade accounts receivable are recorded at the invoiced amount. The allowance for doubtful accounts is SupportSoft’s best estimate of the amount of probable credit losses in the existing accounts receivable. SupportSoft performs ongoing evaluations of its customers’ financial condition and generally does not require collateral. SupportSoft maintains reserves for credit losses, and such losses have been within management’s expectations. If the financial condition of SupportSoft’s customers were to deteriorate, resulting in an impairment of their ability to make payments, additional reserves may be required.

	Balance at Beginning of Period	Charged/ (Recovery) to Costs and Expenses	Write-offs	Balance at End of Period
Allowance for doubtful accounts:
Year ended December 31, 2002	$828	$719	$(623)	$924
Year ended December 31, 2003	924	312	(501)	735
Year ended December 31, 2004	735	(134)	(154)	447

As of December 31, 2004, three customers in aggregate accounted for approximately 62% of total accounts receivable, net. The following table lists the customer concentrations for accounts receivable, net as of December 31, 2004 and 2003:

	% of Total Accounts Receivable, Net Years Ended December 31,
	2004	2003
Customer A	33%	—
Customer B	18%	13%
Customer C	11%	—
Customer D	—	17%
Customer E	—	11%

Fair Value of Debt Obligations

The fair value of short-term and long-term obligations is estimated based on current interest rates available to SupportSoft for debt instruments with similar terms, degrees of risk and remaining maturities. The carrying values of these obligations approximate their fair values. There were no debt obligations at December 31, 2004.

Cash, Cash Equivalents and Short-Term Investments

SupportSoft considers all liquid instruments with an original maturity at the date of purchase of three months or less to be cash equivalents. At December 31, 2004, cash equivalents and short-term investments consist primarily of money market funds, commercial paper, auction backed securities, corporate bonds and notes and bills issued by the United States government and its agencies. SupportSoft’s cash equivalents and short-term investments are classified as available-for-sale as of the respective balance sheet dates, and are reported at fair value with unrealized gains and losses included in accumulated other comprehensive income

SUPPORTSOFT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(loss) within stockholders’ equity on the consolidated balance sheet. Realized gains and losses and declines in value judged to be other than temporary on available-for-sale securities are included in other income (expense), net in the consolidated statement of operations.

For the year ended December 31, 2004 and 2003, SupportSoft reported its securities at fair market value. Material unrealized gains and losses, if any, are reported in stockholders’ equity and included in other comprehensive income. The amortized cost of debt securities is adjusted for amortization of premiums and accretion of discounts to maturity, both of which are included in interest income. SupportSoft recorded net unrealized losses on available-for-sale securities of $269,000 and $4,000 for the years ended December 31, 2004 and 2003, respectively. Realized gains and losses are recorded using the specific identification method and were not material during the years ending December 31, 2004, 2003 and 2002.

We monitor our investments for impairment on a quarterly basis and determine whether a decline in fair value is other-than-temporary by considering factors such as current economic and market conditions, the credit rating of the security’s issuer, the length of time an investment’s fair value has been below our carrying value, and our ability and intent to hold investments to maturity. If an investment’s decline in fair value, caused by factors other than changes in interest rates, is deemed to be other-than-temporary, we would reduce its carrying value to its estimated fair value, as determined based on quoted market prices or liquidation values. Declines in value judged to be other-than-temporary, if any, are recorded in operations as incurred. We do not have any investments as of December 31, 2004 that have been in a continuous unrealized loss position for 12 months or longer.

The following is a summary of available-for-sale securities (in thousands):

	For the Year Ended December 31, 2004
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Cash	$12,864	$—	$—	$12,864
Money market fund	1,646	—	—	1,646
Commercial paper	1,998	—	—	1,998
Federal agencies	34,030	—	(168)	33,862
Market auction municipal bonds	26,700	—	—	26,700
Corporate bonds	24,222	—	(101)	24,121
Market auction preferred	19,150	—	—	19,150

	$120,610	$—	$(269)	$120,341

Classified as:
Cash & cash equivalents	$16,509	$—	$—	$16,509
Short-term investments	104,101	—	(269)	103,832

	$120,610	$—	$(269)	$120,341

SUPPORTSOFT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	For the Year Ended December 31, 2003
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Cash	$5,259	$—	$—	$5,259
Money market fund	10,958	—	—	10,958
Commercial paper	5,996	—	(6)	5,990
Federal agencies	24,584	24	—	24,608
Market auction municipal bonds	29,900	—	—	29,900
Corporate bonds	13,096	—	(22)	13,074
Market auction preferred	31,625	—	—	31,625

	$121,418	$24	$(28)	$121,414

Classified as:
Cash & cash equivalents	$22,214	$—	$(6)	$22,208
Short-term investments	99,204	24	(22)	99,206

	$121,418	$24	$(28)	$121,414

The following table summarizes the estimated fair value of our available-for-sale debt securities held in short-term investments classified by the stated maturity date of the security:

	December 31,
	2004	2003
Due within one year	$74,600	$24,473
Due within two years	2,532	33,608
Due within three years	—	—
Due after three years	26,700	41,125

	$103,832	$99,206

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

Intangible Assets

SupportSoft records purchased intangible assets at fair value as determined by an independent third-party appraisal firm. The original cost is amortized on a straight-line basis over the estimated life of each asset as determined by management. SupportSoft regularly performs reviews to determine if the carrying value of the intangible asset is impaired. The reviews look for the existence of facts or circumstances, either internal or external, which indicate that the carrying value of the asset cannot be recovered. If and when indicators of impairment exist, SupportSoft assesses the need to record an impairment loss.

SUPPORTSOFT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Intangible assets represent acquired customer relationships as well as developed and core technology. The intangible assets are being amortized using the straight-line method over estimated useful lives of 5 years.

Goodwill

Goodwill resulted from the Company’s acquisition of Core Networks Incorporated on September 2, 2004. The Company applies the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 142, “Goodwill and Other Intangibles Assets,” which prohibits the amortization of goodwill. Instead, goodwill is tested for impairment on an annual basis, or more often if events or circumstances indicate a potential impairment exists.

We assess the impairment of goodwill annually or more often if events or changes in circumstances indicate that the carrying value may not be recoverable. We assess the impairment of acquired product rights and other identifiable intangible assets whenever events or changes in circumstances indicate that its carrying amount may not be recoverable. An impairment loss would be recognized when the sum of the discounted future net cash flows expected to result from the use of the asset and its eventual disposition is less than its carrying amount. Such impairment loss would be measured as the difference between the carrying amount of the asset and its fair value. The estimate of cash flow is based upon, among other things, certain assumptions about expected future operating performance and an appropriate discount rate determined by our management. Our estimates of discounted cash flows may differ from actual cash flows due to, among other things, economic conditions, change to the business model or changes in operating performance. If we made different estimates, material differences may result in write-downs of net long-lived and intangible assets, which would be reflected by charges to our operating results for any period presented. At December 31, 2004, we had not performed an impairment test because our goodwill and identifiable intangible assets had been recorded at September 2, 2004 as a result of the Core Networks Acquisition and there have not been any circumstances that would indicate that the carrying amount may not be recoverable. We will test for impairment during the third quarter of each year, or earlier if indicators of impairment exist.

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

License revenue is comprised of fees for term and perpetual licenses of our software. Perpetual license revenue is recognized using the residual method described in SOP 98-9 for arrangements in which licenses are sold with multiple elements. We allocate revenues on these licenses based upon the fair value of each

SUPPORTSOFT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

undelivered element (for example, undelivered maintenance and support, training and consulting). The determination of fair value is based upon vendor specific objective evidence (VSOE). VSOE for maintenance and support is determined by the customer’s annual renewal rate for these services or in the absence of a renewal rate, VSOE is determined based upon separate renewals of maintenance and support to other customers. VSOE for training or consulting is based upon separate sales of these services to other customers. Assuming all other revenue recognition criteria are met, the difference between the total arrangement fee and the amount deferred for each undelivered element is recognized as license revenue. Our perpetual arrangements may include contractual obligations such as rights to unspecified future products which requires license revenue to be taken ratably (monthly) over the contract period. In addition, our perpetual arrangements may include payment terms beyond our normal terms, in which case the license revenue is recognized as such payments become due.

Term licenses are sold with maintenance for which SupportSoft does not have VSOE to determine fair value. As a result, license revenue for term licenses is recognized ratably over the duration of the agreement. License fees in the accompanying financial statements includes maintenance for term licenses. We do not allocate maintenance revenue from term licenses to services revenue, as we do not believe there is an allocation methodology that provides a meaningful and supportable allocation between license and maintenance revenues. Services revenue associated with the term licenses are recognized ratably over the period associated with the initial payment, generally one year.

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

Services revenue is primarily comprised of revenue from professional services, such as maintenance and support, consulting and training. Arrangements that include services are evaluated to determine whether those services are essential to the functionality of other elements of the arrangement. Non-essential consulting and training revenues are generally recognized as the services are performed. When non-essential services are bundled in a term licensing arrangement, revenue from the services is recognized ratably over the period associated with the initial payment, generally one year. Customer maintenance and support revenues are recognized over the term of the maintenance and support period which is generally one year. In the event services are considered essential to the functionality of other elements of the arrangement, revenue under the arrangement is recognized using contract accounting.

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

SUPPORTSOFT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Sales Commissions

Sales commissions are the incremental costs that are directly associated with noncancelable contracts with customers and consist of sales commissions paid to the Company’s direct sales force. The commissions are deferred and amortized over the noncancelable terms of the related customer contracts, which are typically 12 to 36 months if the customer contract is a term license or services contract. If the customer contract is a perpetual license the commission expense would be recorded in the month revenue is recognized. The commission payments, which are paid at the time an order is consummated or when customer payment is received, are a direct and incremental cost of the revenue arrangements. The deferred commission amounts are recoverable through the future revenue streams under the noncancelable customer contracts. The Company believes this is the preferable method of accounting as the commission charges are so closely related to the revenue from the noncancelable customer contracts that they should be recorded as an asset and charged to expense over the same period that the revenue is recognized. All commissions payments made to the Company’s direct sales force are non-refundable unless amounts due from a customer are determined to be uncollectible in which cash commissions paid are recoverable by the Company.

Advertising Costs

Advertising costs are recorded as sales and marketing expense in the period in which they are incurred. Advertising expense was $81,000 for the year ended December 31, 2004, $40,000 for the year ended December 31, 2003, and $21,000 for the year ended December 31, 2002.

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

The following table sets forth the computation of basic and diluted net loss per share (in thousands, except per share amounts):

	Year Ended December 31,
	2004	2003	2002
Net income (loss)	$10,154	$9,420	$(3,642)

Basic:
Weighted-average shares of common stock outstanding	42,355	34,906	33,551
Less: Weighted-average shares subject to repurchase	—	(224)	(1,065)

Shares used in computing basic net income (loss) per share	42,355	34,682	32,486

Basic net income (loss) per share	$0.24	$0.27	$(0.11)

Diluted:
Weighted-average shares of common stock outstanding	42,355	34,906	33,551
Add: Common equivalent shares outstanding	3,235	3,142	—
Less: Weighted-average shares subject to repurchase	—	—	(1,065)

Shares used in computing diluted net income (loss) per share	45,590	38,048	32,486

Diluted net income (loss) per share	$0.22	$0.25	$(0.11)

SUPPORTSOFT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Since SupportSoft was in a net income position in 2004 and 2003, diluted earnings per share included outstanding shares subject to repurchase and the dilutive impact of outstanding options to purchase common stock. Excluded from the computation of basic and diluted net income (loss) per share attributable to common stockholders are approximately 8,250,000 shares related to options and warrants to purchase common stock at December 31, 2002, prior to the application of the treasury stock method. Such shares have been excluded because they are anti-dilutive for 2002.

Accumulated Other Comprehensive Loss

The components of accumulated other comprehensive loss relate entirely to translation losses and unrealized losses on available-for-sale securities. Accumulated currency translation losses were $349,000 and $153,000 for the years ended December 31, 2004 and 2003, respectively and accumulated unrealized losses on available-for-sale securities were $269,000 and $4,000 for the years ended December 31, 2004 and 2003.

Stock-Based Compensation

SupportSoft has stock plans, which are more fully described in Note 6. SupportSoft accounts for stock-based compensation using the intrinsic value method prescribed in Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”), and has adopted the disclosure only alternative of Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation” (“FAS 123”). Under APB Opinion No. 25, SupportSoft does not recognize compensation expense with respect to such awards if the exercise price equals or exceeds the fair value of the underlying security on the date of grant and other terms are fixed. Any deferred stock compensation calculated according to APB 25 is amortized over the vesting period of the individual options, generally four years, using the graded vesting method. The graded vesting method provides for vesting of portions of the overall awards at interim dates and results in greater vesting in earlier years than straight-line.

For purposes of pro forma disclosures pursuant to FAS 123 as amended by FAS 148, the estimated fair value of options and employee stock purchase program shares (“ESPP”) are based on the Black-Scholes valuation model and are amortized to expense over the vesting period of the options using a graded vesting method. The effects of applying FAS 123 for pro forma disclosures may not be representative of the effects on reported net income or loss for future years

SupportSoft’s pro forma information follows (in thousands, except per share amounts):

	Year Ended December 31,
	2004	2003	2002
Net income (loss)	$10,154	$9,420	$(3,642)
Add: Stock-based compensation included in reported net income (loss)	—	—	578
Deduct: Total option-based employee compensation expense determined under the fair value based method for all awards	(8,478)	(5,846)	(5,766)
Deduct: Total ESPP-based compensation expense determined under the fair value based method for all awards	(266)	(697)	(540)

Pro forma net income (loss)	$1,410	$2,877	$(9,370)

Basic net income (loss) per share:
As reported	$0.24	$0.27	$(0.11)
Pro forma	0.03	0.08	(0.29)
Diluted net income (loss) per share:
As reported	$0.22	$0.25	$(0.11)
Pro forma	0.03	0.08	(0.29)

SUPPORTSOFT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following weighted average assumptions were used:

	Year Ended December 31,
Employee and Director Stock Options	2004	2003	2002
Expected life (in years)	4.0	4.0	4.0
Risk-free interest rates	3.43%	2.54%	2.07%
Volatility	84%	79%	75%
Dividend yield	—	—	—
Weighted average fair value at grant date	$4.48	$4.54	$1.79

	Year Ended December 31,
Employee Stock Purchase Plan	2004	2003	2002
Expected life (in years)	0.5	0.5	0.5
Risk-free interest rates	1.84%	1.08%	1.72%
Volatility	82%	79%	75%
Dividend yield	—	—	—
Weighted average fair value at grant date	$3.84	$1.92	$1.88

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

Warranties and Indemnifications

SupportSoft generally provides a warranty for its software products and services to its customers and accounts for its warranties under the FASB’s Statement of Financial Accounting Standards No. 5, “Accounting for Contingencies” (“FAS No. 5”). Warranty periods can vary from customer to customer but our standard warranty period is 90 days. In the event there is a failure of the product in breach of such warranties, SupportSoft generally is obligated to correct the product or service to conform to the warranty provision or, if SupportSoft is unable to do so, the customer is entitled to seek a refund of the purchase price of the product or service. SupportSoft did not provide for a warranty accrual as of December 31, 2004 or December 31, 2003. To date, SupportSoft’s product warranty expense has not been significant.

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

Segment Information

SupportSoft operates in one segment, the development and marketing of real-time management software and related services. SupportSoft’s foreign offices are primarily sales and marketing offices and also support

SUPPORTSOFT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

SupportSoft’s overseas reseller network. Operating losses generated by the foreign operations of SupportSoft and their corresponding identifiable assets were not material in any period presented. Revenue from customers located outside the United States was approximately $6.4 million for the year ended December 31, 2004, $7.3 million for the year ended December 31, 2003, and $5.7 million for the year ended December 31, 2002.

Sales by SupportSoft to customers in different geographic areas, expressed as a percentage of revenue, for the periods ended were:

	Year Ended December 31,
	2004	2003	2002
Americas	91%	90%	89%
Asia Pacific	1	2	3
Europe	8	8	8

Total	100%	100%	100%

Sales by SupportSoft to customers that exceeded 10% of our total revenue, expressed as a percentage of total revenue, for the periods ended were:

	Year Ended December 31,
	2004	2003	2002
Customer A	13%	—	—
Customer B	10%	—	—
Customer C	—	17%	12%
Customer D	—	—	11%

Recent Accounting Pronouncements

In December 2004, the FASB issued SFAS No. 123 (revised 2004), “Share-Based Payment” (SFAS 123R), which replaces SFAS No. 123, “Accounting for Stock-Based Compensation” (SFAS 123) and supercedes APB Opinion No. 25, “Accounting for Stock Issued to Employees.” SFAS 123R also amends SFAS No. 95, “Statement of Cash Flows,” to require that tax benefits from stock option exercises be classified as a financing activity, instead of an operating activity, on the statement of cash flows. SFAS 123R requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values, beginning with the first interim or annual period after June 15, 2005. The pro forma disclosures previously permitted under SFAS 123 will no longer be an alternative to financial statement recognition. We are required to adopt SFAS 123R in our third quarter of 2005, beginning July 1, 2005. Under SFAS 123R, we must determine the appropriate fair value model to be used for valuing share-based payments, the amortization method for recognizing compensation cost, and the transition method to be used at the date of adoption. The transition methods include prospective and retroactive adoption options. Under the retroactive option, prior periods may be restated either as of the beginning of the year of adoption or for all periods presented. The prospective method requires that compensation expense be recorded for all unvested stock options and restricted stock at the beginning of the first quarter of adoption of SFAS 123R, whereas under the retroactive method we would record compensation.

In March 2004, the Emerging Issues Task Force (EITF) of the FASB reached a consensus on Issue No. 03-01, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments” (EITF

SUPPORTSOFT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

03-01). EITF 03-01 provides guidance for identifying other-than-temporarily impaired investments. In September 2004, the FASB issued a FASB Staff Position EITF 03-1-1 that delays the effective date of the recognition and measurement provisions of EITF 03-01 until further notice. The disclosure requirements were effective for annual financial statements for fiscal years ending after June 15, 2004. We do not expect the adoption of the accounting provisions of EITF 03-01 to have a material effect on our results of operations and financial condition.

2.	Property and Equipment

Property and equipment are stated at cost and consist of the following (in thousands):

	December 31,
	2004	2003
Computer and software equipment	$9,338	$7,641
Furniture and equipment	406	547

	9,744	8,188
Accumulated depreciation and amortization	(8,397)	(7,512)

	$1,347	$676

Depreciation expense on fixed assets was $766,000, $1.2 million, and $2.0 million for the years ended December 31, 2004, 2003 and 2002, respectively. For the year ended December 31, 2002, depreciation expense includes amortization of fixed assets acquired under capital lease obligations of $132,000.

3.	Business Combinations

On September 2, 2004, as part of the Company’s strategy to expand our product portfolio, the Company acquired substantially all of the assets of Core Networks Incorporated (“Core Networks”) and certain liabilities for approximately $16.9 million in cash (the “Acquisition”). Accordingly, the operations of Core Networks have been included in the accompanying consolidated statement of operations from September 2, 2004. Core Networks specialized in software products for network monitoring, management and activation of advanced digital services for DSL and cable broadband providers. The purchase price for Core Networks exceeded the fair value of Core Networks’ net tangible and intangible assets acquired; as a result, we recorded goodwill in connection with this transaction.

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

The total purchase price is summarized as follows (in thousands):

September 2, 2004
Cash consideration	$16,850
Acquisition costs	713

Total purchase price	$17,563

SUPPORTSOFT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

An allocation among the tangible and identifiable intangible assets and liabilities acquired (including acquired in-process research and development) is summarized as follows. The financial information presented includes purchase accounting adjustments to the tangible and intangible assets (in thousands):

	Amount	Amortization Period
Cash	$1	—
Accounts receivable	158	—
Net fixed assets	591	2 years
Accrued vacation	(44)	—
Amortizable intangible assets:
Developed and core technology	4,360	5 years
Customer relationships	1,087	5 years
In-process research and development	1,618	Expensed
Goodwill	9,792	Indefinite

Purchase Price	$17,563

As of December 31, 2004, the purchased intangible assets, net was approximately $5.1 million and the accumulated amortization of purchased intangibles was approximately $363,000. We expect to amortize approximately $1.1 million annually through September 30, 2009.

As of December 31, 2004, none of the goodwill balance will be deducted for tax purposes; however, 75% of the goodwill balance may be deducted against taxable income earned by the Company’s Canadian subsidiary in the future once other tax credits of the Canadian subsidiary have been exhausted. There is no expiration as to when the Company may use this deduction for taxable income of the Canadian subsidiary.

The results of operations of Core Networks are included in our consolidated statements of operations from September 2, 2004, the date of the Acquisition. If we had acquired the assets of Core Networks at the beginning of the periods presented, our unaudited pro forma net revenue, net income and net income per share would have been as follows (in thousands):

	Twelve months ended December 31,
	2004	2003
	(unaudited)
Revenue	$61,858	$55,361
Net income	5,780	3,118
Basic net income per share	0.14	0.09
Diluted net income per share	0.13	0.08

4.	Intangibles assets

As a result of the Core Networks Acquisition, we recorded $5.4 million of amortizable intangible assets with useful lives of 5 years. For the year ended December 31, 2004, the Company recorded $363,000 of amortized expense related to these assets which also represents the accumulated amortization balance for amortizable intangible assets at December 31, 2004.

SUPPORTSOFT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

On September 20, 2000, SupportSoft purchased source code and other related intellectual property rights from a third party for $6.8 million and the purchase price was recorded as purchased intangibles. Total amortization expense was zero for the years ended December 31, 2004 and 2003, and $1.6 million for the years ended December 31, 2002. As of December 31, 2002, this purchased technology had been fully amortized.

Amortization expense related to amortizable intangible assets was $363,000, zero and $1.6 million for fiscal 2004, 2003 and 2002, respectively. Amortization expense, as of December 31, 2004, is expected to be as follows:

Years ending December 31,	Amortizable Intangible Assets
2005	$1,089
2006	1,089
2007	1,089
2008	1,089
2009	728
Thereafter	0

Total expected amortization expense	$5,084

5.	Commitments and Contingencies

SupportSoft leases its facilities under noncancelable operating lease agreements, which expire at various dates through 2010. Facility rent expense pursuant to these operating lease agreements was approximately $1.5 million, $1.2 million, and $1.6 million for the years ended December 31, 2004, 2003 and 2002, respectively.

As of December 31, 2004, minimum payments due under noncancelable lease agreements were as follows (in thousands):

Years ending December 31,	Operating Leases
2005	$1,348
2006	577
2007	470
2008	185
2009	185
Thereafter	154

Total minimum lease and principal payments	$2,919

We are required to make periodic filings in the states where we are deemed to have a presence for tax purposes. We have undergone state audits in the past and have paid assessments arising from these audits. To date, such amounts have not been material. We evaluate estimated losses that could arise from similar assessments in accordance with Statement of Financial Accounting Standard No. 5, “Accounting for Contingencies.” We consider such factors as the degree of probability of an unfavorable outcome and the ability to make a reasonable estimate of the amount of loss. As of December 31, 2004, we have no accrued liabilities related to any potential assessment in our financial statements.

In November 2001, a class action lawsuit was filed against us and two of our officers in the United States District Court for the Southern District of New York. The lawsuit alleged that our registration statement and

SUPPORTSOFT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

prospectus dated July 18, 2000 for the issuance and initial public offering of 4,250,000 shares of our common stock contained material misrepresentations and/or omissions, related to alleged inflated commissions received by the underwriters of the offering. The defendants named in the lawsuit are SupportSoft, Radha Basu, Brian Beattie, Credit Suisse First Boston Corporation, Bear, Stearns & Co. Inc. and FleetBoston Robertson Stephens Inc. The lawsuit seeks unspecified damages as well as interest, fees and costs. Similar complaints have been filed against 55 underwriters and more than 300 other companies and other individual officers and directors of those companies. All of the complaints against the underwriters, issuers and individuals have been consolidated for pre-trial purposes before U.S. District Court Judge Scheindlin of the Southern District of New York. On June 26, 2003, the plaintiffs announced that a proposed settlement between the issuer defendants and their directors and officers had been reached. As a result of the proposed settlement, which is subject to court approval, we anticipate that our insurance carrier will be responsible for any payments other than attorneys’ fees prior to June 1, 2003. On September 2, 2003, plaintiffs’ executive committee advised the court that the lead plaintiff in the action against us was unwilling to serve as a class representative, and sought leave to seek a new class representative. On October 20, 2003, we were notified that a new class representative would be substituted into the case against us, but our attempts to formally confirm this substitution have not been successful. At a court conference on March 4, 2004, plaintiffs’ executive committee advised the court that the negotiators for plaintiffs and issuers have agreed on the terms of the settlement. During mid-2004, the plaintiffs moved for preliminary approval of the proposed settlement. After full briefing and argument, on February 15, 2005, the court issued an opinion preliminarily approving the proposed settlement, contingent upon modifications being made to one aspect of the proposed settlement—the proposed “bar order”. The court ruled that it had no authority to deviate from the wording of the Plaintiff’s Securities Law Reform Act of 1995 and that any bar order that may issue should the proposed settlement be finally approved must be limited to the express wording of 15 U.S.C. section 78u-4(f)(7)(A). The court scheduled a further conference for March 18, 2005, for the purposes of (a) making a final determination as to the form, substance and program of class notice, and (b) scheduling a Rule 23 public hearing on the fairness of the proposed settlement. While we cannot predict with certainty the outcome of the litigation or whether the settlement will be approved, we believe that the claims against us and our officers are without merit.

Between December 9, 2004 and January 21, 2005, purported securities class action suits entitled Autumn Partner LLC v. SupportSoft, Inc., et al (Case No. 04-5222 SI), Lane v. SupportSoft, Inc., et al (Case No. 04-5319 CRB), Bray v. SupportSoft, Inc., et al (Case No. 05-80 CRB), Halpren v. SupportSoft, Inc., et al, Case No. 05-283 SBA, and Parent v. SupportSoft, Inc., et al (Case No. 05-310 PJH) were filed in the United States District Court for the Northern District of California against the Company, Radha R. Basu, and Brian M. Beattie. The complaints allege generally violations of certain federal securities laws and seek unspecified damages on behalf of a class of purchasers of the Company’s common stock between January 20, 2004 and October 1, 2004. Plaintiffs allege, among other things, that defendants made false and misleading statements concerning the Company’s business and guidance for the third quarter 2004, purportedly violating Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 and Rule 10b-5 promulgated thereunder. The cases will likely be consolidated into one action. While we cannot predict with certainly the outcome of the litigation, we believe that the claims against us and our officers are without merit.

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

SUPPORTSOFT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

6.	Stockholders’ Equity

Common Stock

In November 2003, SupportSoft completed a follow-on public offering of its common stock. The follow-on public offering raised net proceeds of $77.7 million from issuance of 6,900,000 shares of common stock, and included 900,000 over-allotment shares at $12.00 per share.

At December 31, 2004, SupportSoft has reserved 12,689,952 and 2,245,967 shares of common stock for issuance pursuant to stock option and employee stock purchase plans, respectively.

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

In February 2000, the board of directors approved the adoption of SupportSoft’s 2000 Omnibus Equity Incentive Plan (the “2000 Incentive Plan”). A total of 4,000,000 shares of common stock were initially reserved for issuance to eligible participants under the 2000 Incentive Plan. On January 1 of each year, the number of shares reserved automatically increases by the lesser of 2,000,000 shares, 5% of outstanding shares, or an amount determined by the board of directors. For 2004, the board of directors elected to add 2,000,000 shares to the 2000 Incentive Plan. All shares that had not yet been issued under SupportSoft’s 1998 Stock Option Plan as of July 19, 2000, the date of SupportSoft’s IPO, were made available for grant under the 2000 Incentive Plan. The exercise price for incentive stock options may not be less than 100% of the fair market value of SupportSoft’s common stock on the date of grant (85% for nonstatutory options). Under both of SupportSoft’s option plans, options generally vest over a 48-month period from the date of grant and have a maximum term of 10 years.

A summary of SupportSoft’s stock option activity under all Stock Plans and related information follows:

	Options Available for Grant	Options Outstanding		Weighted Average Exercise Price
		Number of Shares	Price Per Share
Balance at December 31, 2001	2,695,672	6,487,339	$0.10–$32.50	$6.39
Shares authorized	1,668,568	—	—	—
Options granted	(2,323,500)	2,323,500	$1.75–$ 7.55	$3.16
Options exercised	—	(133,206)	$0.10–$ 5.00	$1.98
Options canceled	1,492,433	(1,492,433)	$2.00–$31.063	$6.83

Balance at December 31, 2002	3,533,173	7,185,200	$0.10–$32.50	$5.34
Shares authorized	1,685,220	—	—	—
Options granted	(2,713,900)	2,713,900	$2.05–$13.59	$7.59
Options exercised	—	(949,700)	$0.10–$11.75	$3.52
Options canceled	630,619	(630,619)	$0.40–$32.50	$5.64
Shares repurchased	2,086	—	$0.90–$ 0.90	$0.90

Balance at December 31, 2003	3,137,198	8,318,781	$0.10–$32.50	$6.26
Shares authorized	2,000,000	—	—	—
Options granted	(3,680,132)	3,680,132	$5.07–$14.66	$7.60
Options exercised	—	(766,027)	$0.90–$14.00	$3.80
Options canceled	760,197	(760,197)	$1.75–$32.50	$9.83

Balance at December 31, 2004	2,217,263	10,472,689	$0.10–$32.50	$6.65

SUPPORTSOFT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

At December 31, 2004, 2003 and 2002, zero, 17,939, and 588,731 shares which had been issued upon exercise of options were subject to repurchase, respectively. At December 31, 2004, 2003 and 2002 options to acquire 4,514,472, 3,358,594, and 2,600,214 shares were vested but not exercised, respectively.

For the year ended December 31, 2004, we recorded compensation expense of $183,000 related to stock options that were modified for terminated employees. The Company had provided two terminated employees with additional vesting and an extended exercise period on previously granted stock option shares. The modification of these stock option grants resulted in an additional 10,437 shares available for exercise by these employees.

Exercise prices for options outstanding as of December 31, 2004 and the weighted-average remaining contractual life are as follows:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number of Shares	Weighted Average Remaining Contractual Life (In Years)	Weighted Average Exercise Price	Number of Shares	Weighted Average Exercise Price
$ 0.10– 2.32	1,234,207	6.13	$1.54	902,594	$1.30
2.39– 3.50	1,384,180	7.18	2.84	840,660	2.81
3.64– 5.50	1,609,564	8.04	4.32	752,758	4.17
5.61– 6.52	1,651,467	9.85	5.93	71,997	5.87
6.55– 6.93	1,226,732	9.27	6.68	164,859	6.85
7.00–10.44	1,573,961	7.27	8.86	1,002,066	9.32
11.00–32.50	1,792,578	8.13	13.88	779,538	14.91

	10,472,689	8.03	$6.65	4,514,472	$6.46

2000 Employee Stock Purchase Plan

In February 2000, the board of directors approved the adoption of SupportSoft’s 2000 employee stock purchase plan (the “2000 Purchase Plan”). A total of 2,000,000 shares of common stock were initially reserved for issuance under the 2000 Purchase Plan. On January 1 of each year, the number of shares reserved automatically increases by the lesser of 2,000,000 shares, 3% of the outstanding shares, or an amount determined by the board of directors. For 2004, the board of directors elected to have zero shares added to the 2000 Purchase Plan. The 2000 Purchase Plan permits eligible employees to acquire shares of SupportSoft’s common stock through periodic payroll deductions of up to 15% of total compensation. Purchases occur on the last day of each July and January following the end of each participation period. The price at which the common stock may be purchased is 85% of the lesser of the fair market value of SupportSoft’s common stock on each employee’s applicable enrollment date or on the last day of the respective participation period. As of December 31, 2004, 748,558 shares have been issued under the 2000 Purchase Plan at prices ranging from $1.879 to $11.90

Deferred Compensation

SupportSoft recorded deferred stock compensation in connection with the grant of certain stock options and restricted stock to employees and board members representing the difference between the exercise price and the deemed fair value of SupportSoft’s common stock on the date such stock options were granted (“intrinsic value

SUPPORTSOFT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

method”) as prescribed in APB 25. Deferred compensation amounts are included as a reduction of stockholders’ equity. SupportSoft did not record deferred compensation associated with option grants during the years ended December 31, 2004, 2003 and 2002. The rights to purchase restricted stock and stock options granted to non-employees were valued using the Black Scholes model prescribed in FAS 123 and EITF 96-18. Awards relating to consulting and advisory services have been revalued over the vesting period of the options (“fair value method”). Deferred compensation related to these grants was being amortized by charges to operations on a graded vesting method. All existing deferred stock compensation balances had been fully amortized by the year ended December 31, 2002.

SupportSoft recorded amortization of deferred stock compensation expense in connection with the grant of certain stock options to employees and board of directors of zero in 2004 and 2003, and approximately $578,000 in 2002.

7.	Income Taxes

The provision for (benefit from) income taxes consisted of the following (in thousands):

	Year Ended December 31,
	2004	2003	2002
Current:
Federal	$—	$162	$—
State	120	131	—
Foreign	190	203	177

Provision for income taxes	$310	$496	$177

The reconciliation of the federal statutory income tax rate to the Company’s effective income tax rate is as follows (in thousands):

	Year Ended December 31,
	2004	2003	2002
Expected provision (benefit) at federal statutory rate	$3,662	$3,471	$(1,213)
State taxes, net of federal benefit	120	131	—
Permanent differences	134	69	—
Stock based compensation	(1,060)	(1,220)	74
Valuation allowance (utilized)/provided	(2,736)	(2,158)	1,139
Foreign taxes	190	203	177

Provision for income taxes	$310	$496	$177

SUPPORTSOFT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company’s deferred tax assets and liabilities are as follows (in thousands):

	December 31,
	2004	2003
Deferred tax assets:
Net operating loss carryforwards	$15,024	$13,814
Research & development tax credits	2,961	2,112
Capitalized research and development	202	219
Intangible assets	2,810	2,258
Fixed assets	408	662
Deferred revenue	2,326	5,787
Other	536	788

Total deferred tax assets	24,267	25,640
Valuation allowance	(24,267)	(25,640)

Net deferred tax assets	$—	$—

The Financial Accounting Standards Board’s Statement of Financial Accounting Standards No. 109 “Accounting for Income Taxes”, provides for the recognition of deferred tax assets if realization of such assets is more likely than not. Based upon the weight of available evidence, which includes SupportSoft’s historical operating performance, reported cumulative net losses since inception and difficulty in accurately forecasting our future results, the Company provided a full valuation allowance against its net deferred tax assets. We reassess the need for our valuation allowance on a quarterly basis.

The net valuation allowance decreased by approximately $1.4 million and $700,000 and increased by approximately $1.7 million during the years ended December 31, 2004, December 31, 2003, and December 31, 2002, respectively.

As of December 31, 2004, the Company had federal and state net operating loss carryforwards of approximately $39.5 million and $20.6 million, respectively. The Company also had federal and state research and development credit carryforwards of approximately $1.7 million and $1.8 million, respectively. The federal net operating loss and credit carryforwards will expire at various dates beginning in 2018 through 2024, if not utilized. The state net operating loss carryforwards will expire at various dates beginning in 2007 through 2014, if not utilized. The state research and development credit carryforwards do not have an expiration date.

Utilization of the net operating loss carryforwards and credits may be subject to substantial annual limitation due to the ownership change limitations provided by the Internal Revenue Code of 1986, as amended, and similar state provisions. The annual limitation may result in the expiration of net operating losses and credits before utilization.

Income (loss) before income taxes included income from foreign operations of approximately $625,000, $240,000, and $250,000 for the years ended December 31, 2004, 2003 and 2002, respectively.

No provision has been made for federal income taxes on unremitted earnings of certain of the Company’s foreign subsidiaries (cumulative $711,000 at December 31, 2004) since the Company plans to indefinitely reinvest all such earnings.

SUPPORTSOFT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The American Jobs Creation Act of 2004 (the Act), enacted on October 22, 2004, provides for a temporary 85% dividends received deduction on certain foreign earnings repatriated during either fiscal 2004 or fiscal 2005. The deduction would result in an approximate 5.25% federal tax rate on the repatriated earnings. Supportsoft did not elect this provision in fiscal 2004 and does not have plans to take advantage of this provision in 2005 due to our current loss carryforward position in the US.

8.	Quarterly Financial Information (Unaudited)

Summarized quarterly financial information for 2004 and 2003 is as follows:

	Fiscal Year 2004 Quarter Ended
	Mar. 31, 2004	June 30, 2004	Sept. 30, 2004	Dec. 31, 2004
	(in thousands, except per share data)
Statement of Operations Data:
Total revenue	$15,711	$16,888	$12,240	$15,778
Cost of services, as reported	2,104	2,271	2,500	2,932
Cost of services related to capitalized service costs(1)	—	203	—	—
Research and development, as reported	2,332	2,193	2,290	2,779
Research and development related to non-cash stock-based compensation(1)	152	—	—	—
Sales and marketing, as reported	6,229	5,794	5,446	6,465
Sales and marketing related to non-cash stock- based compensation(1)	31	—	—	—
Income (loss) from operations	3,526	4,802	(1,412)	1,250
Net income (loss)	3,755	4,670	(332)	2,061
Basic net income (loss)	$0.09	$0.11	$(0.01)	$0.05
Diluted net income (loss) per share	$0.08	$0.10	$(0.01)	$0.05

(1)	Certain adjustments have been made as described below to previously reported amounts.

	Fiscal Year 2003 Quarter Ended
	Mar. 31, 2003	June 30, 2003	Sept. 30, 2003	Dec. 31, 2003
	(in thousands, except per share data)
Statement of Operations Data:
Total revenue	$11,994	$12,611	$13,532	$15,134
Income from operations	1,407	2,048	2,620	3,339
Net income	1,474	2,020	2,561	3,365
Basic net income per share	$0.04	$0.06	$0.07	$0.09
Diluted net income per share	$0.04	$0.06	$0.07	$0.08

In December 2004, as part of the Company’s year-end closing procedures and in conjunction with the audit of the Company’s year-end financial statement, we identified adjustments related to the first quarter and second quarter of fiscal 2004.

An adjustment related to the non-cash stock-based compensation for two terminated employees in the first quarter of 2004 decreased income from operations by $183,000 and decreased diluted earnings per share by $0.01. An adjustment related to the write-off of previously capitalized cost of services in the second quarter of 2004 decreased income from operations by $203,000 and decreased basic and diluted earnings per share by $0.01.

SUPPORTSOFT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

9.	Reclassifications of Previously Reported Financial Information

We have reclassified certain amounts in the consolidated statement of cash flows for the years ended December 31, 2003 and 2002 to conform to current presentation. Amortization of royalties paid to third-party vendors of $260,000 have been reclassified from other assets within cash used in investing activities to other long-term assets within operating activities for the years ended December 31, 2003 and 2002.

We have reclassified certain amounts in the consolidated statement of cash flows for the years ended December 31, 2003 and 2002 and in the consolidated balance sheets for the year ended December 31, 2003 to conform to current presentation. Market auction municipal bonds of $29.9 million have been reclassified from cash equivalents to short-term investments at December 31, 2003. Due to this reclassification, net cash used in investing activities increased by $29.9 million for the year ended December 31, 2003 and increased by $1.8 million for the year ended December 31, 2002.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES.

None.

ITEM 9A.	CONTROLS AND PROCEDURES.

Disclosure controls and procedures.

We maintain “disclosure controls and procedures,” as such term is defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”), that are designed to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in Securities and Exchange Commission rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating our disclosure controls and procedures, management recognized that disclosure controls and procedures, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the disclosure controls and procedures are met. Additionally, in designing disclosure controls and procedures, our management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible disclosure controls and procedures. The design of any disclosure controls and procedures also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.

In connection with the preparation of this Annual Report on Form 10-K, as of December 31, 2004, an evaluation was performed under the supervision and with the participation of the Company’s management, including the CEO and CFO, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act). In performing this evaluation, management became aware of deficiencies as further described under the caption “Report of Management on Internal Control over Financial Reporting” in Item 8 of this Annual Report on Form 10-K. As a result, the Company’s CEO and CFO concluded that the Company’s disclosure controls and procedures were not effective as of December 31, 2004.

Report of Management on Internal Control over Financial Reporting.

The information required to be furnished pursuant to this item is set forth under the caption “Report of Management on Internal Control over Financial Reporting” in Item 8 of this Annual Report on Form 10-K, which is incorporated herein by this reference.

Changes in Internal Control over Financial Reporting

While we established additional controls to address the material weaknesses identified under the caption “Report of Management on Internal Control over Financial Reporting” in Item 8 of this Annual Report on Form 10-K, there was no change in our internal control over financial reporting that occurred during the fourth quarter of 2004 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION.

(a)    Lead Independent Director Appointed

To increase the effectiveness of our Board of Directors and the communication between non-employee directors and management, the Nominating and Governance Committee recommended to the Board that it establish a lead independent director position and that Manuel Diaz be appointed as the lead independent director. On March 15, 2005, the Board considered these recommendations and appointed Manuel Diaz as the lead independent director of the Board of Directors, to chair meetings of the non-employee directors and serve as the liaison between the non-management directors and management.

(b)    Director Compensation Adjusted

In light of the additional time our directors are spending to perform their duties and after a review of comparable public company board compensation, the Nominating and Governance Committee of our Board of Directors reviewed the compensation paid to non-employee directors and recommended certain adjustments. These adjustments were recommended to the full Board of Directors and approved at a meeting of the Board on March 15, 2005, effective immediately. Compensation for non-employee directors includes three components: equity, cash and reimbursement of out-of-pocket expenses.

Equity. Prior to March 15, 2005, in the discretion of the Board of Directors under our 2000 Omnibus Equity Incentive Plan (“Incentive Plan”), non-employee directors were granted an option to purchase a number of shares of our common stock, typically 60,000 shares. Thereafter, following the conclusion of each regular annual meeting of our stockholders, each non-employee director received an automatic grant of an option to purchase 8,000 shares of our common stock as provided for in the Incentive Plan, if, on such date, he or she will continue to serve on our Board of Directors.

As of March 15, 2005, on the date that a non-employee director first becomes a non-employee director, he or she will be granted an option to purchase 40,000 shares of our common stock under the Incentive Plan. These options will become exercisable over a four-year period, at a rate of 1/48th per month. Thereafter, following the conclusion of each regular annual meeting of our stockholders, each non-employee director will receive a grant of options to purchase 2,000 shares of our common stock, in addition to and along with, the automatic grant of an option to purchase 8,000 shares of our common stock as provided for in the Incentive Plan, if, on such date, he or she will continue to serve on our Board of Directors. Each option granted to non-employee directors other than the initial 40,000 share grant shall be immediately exercisable on the date of grant. Options granted under the Incentive Plan have an exercise price equal to the fair market value of our common stock on the date of grant and a term of ten (10) years. In addition, all options to purchase shares of our common stock previously granted to our non-employee directors will be amended as of March 15, 2005 to provide for immediate and full acceleration of vesting upon the occurrence of a change of control. All future option grants to the non-employee directors that are not otherwise immediately vested at the time of grant will contain this same provision.

Cash Retainer. Prior to March 15, 2005, our directors did not receive any cash retainer for service on the Board of Directors. Effective March 15, 2005, the non-employee directors will receive an annual retainer of $20,000 for serving as a director and an additional retainer of $10,000 for serving as a lead independent director or chair of the audit committee, compensation committee, or nominating and corporate governance committee. The retainers will be paid quarterly beginning April 1, 2005.

Reimbursement of Expenses. Non-employee directors will continue to be reimbursed for out-of-pocket expenses incurred in connection with attending meetings, consistent with our current policies.

PART III

ITEM 10.	DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

The information required by Item 10 of Form 10-K with respect to Item 401 of Regulation S-K regarding our directors is incorporated herein by reference from the information contained in the section entitled “Election of Directors” in our definitive Proxy Statement for the 2005 Annual Meeting of Stockholders (the “Proxy Statement”), a copy of which will be filed with the Securities and Exchange Commission on or before April 29, 2005.

The information required by Item 10 of Form 10-K with respect to our audit committee and audit committee financial expert is incorporated by reference from the information contained in the Proxy Statement.

The information required by Item 10 of Form 10-K with respect to Item 405 of Regulation S-K regarding section 16(a) beneficial ownership compliance is incorporated by reference from the information contained in the section entitled “Section 16(a) Beneficial Ownership Compliance” in our Proxy Statement.

For information with respect to our executive officers, see “Executive Officers of the Registrant” at the end of Part I of this report.

We have adopted a Code of Ethics and Business Conduct for Employees, Officers and Directors which is applicable to all of our directors, executive officers and employees, including our Chief Executive Officer and Chief Financial Officer (our principal executive officer and principal financial and accounting officer, respectively). The Code of Ethics and Business Conduct for Employees, Officers and Directors is available on our web site at http://www.supportsoft.com/investors. A copy of the Code of Ethics and Business Conduct for Employees, Officers and Directors will be provided without charge to any person who requests it by writing to the address or telephoning the number indicated under “SEC Filings and other Available Information” on page 13. We will disclose on our web site amendments to or waivers from its Code of Ethics and Business Conduct applicable to our directors or executive officers, including our Chairman and Chief Executive Officer and our Chief Financial Officer, in accordance with all applicable laws and regulations.

ITEM 11.	EXECUTIVE COMPENSATION.

The information required by Item 11 of Form 10-K is incorporated herein by reference from the information contained in the sections entitled “Executive Compensation and Related Information,” “Election of Directors” and “Compensation Committee Interlocks and Insider Participation” in the Proxy Statement.

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

Securities Authorized for Issuance Under Equity Compensation Plans

Equity Compensation Plan Information

As of December 31, 2004

	Number of securities to be issued upon exercise of outstanding options, warrants, and rights	Weighted-average exercise price of outstanding options, warrants, and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Plan Category	(a)	(b)	(c)
Equity Compensation Plans approved by security holders (1)	10,472,689	$6.65	2,217,263	(2)
Equity Compensation Plans not approved by security holders (3)	—	—	—

Totals	10,472,689	$6.65	2,217,263	(4)

(1)	Includes 1998 Stock Option Plan and 2000 Omnibus Equity Incentive Plan. Stock options, restricted stock, restricted stock units or stock appreciation rights may be awarded under the 2000 Omnibus Equity Incentive Plan.

(2)	The number of shares reserved for issuance under the 2000 Omnibus Equity Incentive Plan (the “2000 Incentive Plan”) is subject to an annual increase as follows:

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

(3)	None.

(4)	The amount does not include 2,245,967 shares available for sale pursuant to our 2000 Employee Stock Purchase Plan. Shares of common stock will be purchased at a price equal to 85% of the fair market value per share of common stock on either the first day preceding the offering period or the last date of the offering period, whichever is less. The number of shares reserved for issuance shall automatically increase each year by a number equal to the lesser of (i) 2,000,000 shares, (ii) 3% of the outstanding common stock on that date, or (iii) a lesser amount determined by our board of directors.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

The information required by Item 13 of Form 10-K is incorporated herein by reference from the information contained in the section entitled “Certain Relationships and Related Transactions” and “Audit Committee Pre-Approval Policies and Procedures in the Proxy Statement.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES.

The information required by Item 14 of Form 10-K is incorporated herein by reference from the information contained in the section entitled “Principal Accountant Fees and Services” in the Proxy Statement.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES.

(a)	The following documents are filed as part of this report:

(1)	Financial Statements—See Index to the Consolidated Financials Statements and Supplementary Data in Item 8 of this report.

(2)	Financial Statement Schedules—No schedules have been filed because the information required to be set forth therein is not applicable or is shown in the financial statements or related notes included as part of this report.

(3)	Exhibits—See in Item 15(b) of this report.

(b)	Exhibits.

Exhibit	Description of Document

3(i)	Restated Certificate of Incorporation, as amended (incorporated by reference to Exhibit 3.1 of SupportSoft’s annual report on Form 10-K for the year ended December 31, 2001).

3(ii)	Amended and Restated Bylaws (incorporated by reference to Exhibit 3.2 of SupportSoft’s annual report on Form 10-K for the year ended December 31, 2001).

4.1	Form of Common Stock Certificate (incorporated by reference to Exhibit 4.1 of SupportSoft’s quarterly report on Form 10-Q for the quarter ended June 30, 2002).

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

Exhibit	Description of Document

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

10.9*

Employment Agreement dated July 25, 2003, by and between registrant and John Van Siclen (incorporated by reference to Exhibit 10.10 of SupportSoft’s annual report on Form 10-K for the year ended December 31, 2003).

10.10*

Employment Agreement dated May 1, 2003, by and between registrant and Chris M. Grejtak (incorporated by reference to Exhibit 10.11 of SupportSoft’s annual report on Form 10-K for the year ended December 31, 2003).

10.11

Form of Proprietary Information and Inventions Agreement (incorporated by reference to Exhibit 10.13 of Amendment No. 2 to SupportSoft’s registration statement on Form S-1 (File No. 333-30674) filed on March 31, 2000).

10.12

Lease agreement, dated October 1, 2001, by and between the registrant and Martin/Campus LLC (incorporated by reference to Exhibit 10.16 of SupportSoft’s annual report on Form 10-K for the year ended December 31, 2001).

10.13

First Amendment to Lease effective May 31, 2003 by and between MPTP Holding, LLC and the registrant (incorporated by reference to Exhibit 10.1 of SupportSoft’s quarterly report on Form 10-Q for the quarter ended June 30, 2003).

23.1	Consent of Independent Registered Public Accounting Firm

24.1	Power of Attorney (see page 75 of this Form 10-K)

31.1	Chief Executive Officer Section 302 Certification.

31.2	Chief Financial Officer Section 302 Certification.

32.1 [1]	Statement of the Chief Executive Officer under 18 U.S.C. § 1350

32.2 [1]	Statement of the Chief Financial Officer under 18 U.S.C. § 1350

*	Denotes an executive or director compensation plan or arrangement.

[1]	The material contained in Exhibit 32.1 and 32.2 shall not be deemed “filed” with the SEC and is not to be incorporated by reference into any filing of the Company under the Securities Act of 1933 or the Securities Exchange Act of 1934, whether made before or after the date hereof irrespective of any general incorporation language contained in such filing, except to the extent that the registrant specifically incorporates it by reference.

(c)	Financial Statement Schedules.

No schedules have been filed because the information required to be set forth therein is not applicable or is shown in the financial statements or related notes included as part of this report.

SIGNATURES

Pursuant to the requirements of the Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on this 16th day of March, 2005.

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

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated:

Signature	Title	Date

/s/ RADHA R. BASU Radha R. Basu	President, Chief Executive Officer and Chairman (Principal Executive Officer)	March 16, 2005

/s/ BRIAN M. BEATTIE Brian M. Beattie	Executive Vice President of Finance and Administration and Chief Financial Officer (Principal Financial and Accounting Officer)	March 16, 2005

/s/ MANUEL DIAZ Manuel Diaz	Director	March 16, 2005

/s/ CLAUDE M. LEGLISE Claude M. Leglise	Director	March 16, 2005

/s/ KEVIN C. EICHLER Kevin C. Eichler	Director	March 16, 2005

/s/ E. SCOTT RUSSELL E. Scott Russell	Director	March 16, 2005

/s/ JAMES THANOS James Thanos	Director	March 16, 2005

/s/ DICK WILLIAMS Dick Williams	Director	March 16, 2005

EXHIBIT INDEX

Exhibit	Description of Document

3(i)	Restated Certificate of Incorporation, as amended (incorporated by reference to Exhibit 3.1 of SupportSoft’s annual report on Form 10-K for the year ended December 31, 2001).

3(ii)	Amended and Restated Bylaws (incorporated by reference to Exhibit 3.2 of SupportSoft’s annual report on Form 10-K for the year ended December 31, 2001).

4.1	Form of Common Stock Certificate (incorporated by reference to Exhibit 4.1 of SupportSoft’s quarterly report on Form 10-Q for the quarter ended June 30, 2002).

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

10.9*

Employment Agreement dated July 25, 2003, by and between registrant and John Van Siclen (incorporated by reference to Exhibit 10.10 of SupportSoft’s annual report on Form 10-K for the year ended December 31, 2003).

10.10*

Employment Agreement dated May 1, 2003, by and between registrant and Chris M. Grejtak (incorporated by reference to Exhibit 10.11 of SupportSoft’s annual report on Form 10-K for the year ended December 31, 2003).

Exhibit	Description of Document

10.11

Form of Proprietary Information and Inventions Agreement (incorporated by reference to Exhibit 10.13 of Amendment No. 2 to SupportSoft’s registration statement on Form S-1 (File No. 333-30674) filed on March 31, 2000).

10.12

Lease agreement, dated October 1, 2001, by and between the registrant and Martin/Campus LLC (incorporated by reference to Exhibit 10.16 of SupportSoft’s annual report on Form 10-K for the year ended December 31, 2001).

10.13

First Amendment to Lease effective May 31, 2003 by and between MPTP Holding, LLC and the registrant (incorporated by reference to Exhibit 10.1 of SupportSoft’s quarterly report on Form 10-Q for the quarter ended June 30, 2003).

23.1	Consent of Independent Registered Public Accounting Firm

24.1	Power of Attorney (see page 75 of this Form 10-K)

31.1	Chief Executive Officer Section 302 Certification.

31.2	Chief Financial Officer Section 302 Certification.

32.1 [1]	Statement of the Chief Executive Officer under 18 U.S.C. § 1350

32.2 [1]	Statement of the Chief Financial Officer under 18 U.S.C. § 1350

*	Denotes an executive or director compensation plan or arrangement.

[1]	The material contained in Exhibit 32.1 and 32.2 shall not be deemed “filed” with the SEC and is not to be incorporated by reference into any filing of the Company under the Securities Act of 1933 or the Securities Exchange Act of 1934, whether made before or after the date hereof irrespective of any general incorporation language contained in such filing, except to the extent that the registrant specifically incorporates it by reference.