Form 10-Q
period 2005-03-31
SUPPORTSOFT INC
filed 2005-05-10
CIK 1104855

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2005

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

On May 4, 2005, 42,987,744 shares of the Registrant’s Common Stock, $0.0001 par value, were outstanding.

SUPPORTSOFT, INC.

FORM 10-Q

QUARTERLY PERIOD ENDED MARCH 31, 2005

PART I. FINANCIAL INFORMATION

ITEM 1: FINANCIAL STATEMENTS

SUPPORTSOFT, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands)

	March 31, 2005	December 31, 2004
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$16,979	$16,509
Short-term investments	100,720	103,832
Accounts receivable, net	12,717	9,594
Prepaids and other current assets	2,944	3,523

Total current assets	133,360	133,458
Property and equipment, net	1,562	1,347
Goodwill	9,792	9,792
Purchased Intangible assets, net	4,811	5,084
Other assets	592	524

Total assets	$150,117	$150,205

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,501	$344
Accrued compensation	1,937	2,756
Other accrued liabilities	2,316	2,607
Deferred revenue	11,694	14,431

Total current liabilities	17,448	20,138
Deferred revenue—long-term portion	2,682	2,210
Commitments and contingencies
Stockholders’ equity:
Common stock	4	4
Additional paid-in capital	194,848	193,851
Accumulated other comprehensive income (loss)	(718)	(618)
Accumulated deficit	(64,147)	(65,380)

Total stockholders’ equity	129,987	127,857
Total liabilities and stockholders’ equity	$150,117	$150,205

See accompanying notes.

SUPPORTSOFT, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share amounts; unaudited)

	Three Months Ended March 31,
	2005	2004
		(restated)
Revenue:
License fees	$9,022	$11,255
Services	7,103	4,456

Total revenue	16,125	15,711

Costs and expenses:
Cost of license fees	190	94
Cost of services	3,296	2,104
Amortization of purchased intangible assets	272	—
Research and development	2,933	2,484
Sales and marketing	6,842	6,260
General and administrative	2,174	1,243

Total costs and expenses	15,707	12,185

Income from operations	418	3,526
Interest income and other, net	931	726

Income before income taxes	1,349	4,252
Provision for income taxes	(116)	(497)

Net income	$1,233	$3,755

Basic net income per share	$0.03	$0.09

Shares used in computing basic net income per share	42,838	41,968

Diluted net income per share	$0.03	$0.08

Shares used in computing diluted net income per share	44,816	46,219

See accompanying notes.

SUPPORTSOFT, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands; unaudited)

	Three Months Ended March 31,
	2005	2004
		(restated)
Operating Activities:
Net income	$1,233	$3,755
Adjustments to reconcile net income to net cash (used in)/provided by operating activities:
Depreciation and amortization	265	229
Stock compensation and amortized deferred compensation	—	183
Amortization of purchased intangible assets	273	—
Other	207	197
Changes in assets and liabilities:
Accounts receivable, net	(3,123)	1,216
Prepaids and other current assets	579	331
Other long-term assets	(68)	47
Accounts payable	1,157	(76)
Accrued compensation	(819)	(242)
Other accrued liabilities	(291)	(188)
Deferred revenue	(2,265)	(2,236)

Net cash (used in)/provided by operating activities	(2,852)	3,216

Investing Activities:
Purchases of property and equipment	(564)	(236)
Other assets	—	(38)
Purchases of short-term investments	(16,495)	(48,857)
Sales and maturities of short-term investments	19,384	36,610

Net cash provided by/(used in) investing activities	2,325	(12,521)

Financing Activities:
Proceeds from issuances of common stock, net of repurchases	997	1,656

Net cash provided by financing activities	997	1,656

Net increase/(decrease) in cash and cash equivalents	470	(7,649)
Cash and cash equivalents at beginning of period	16,509	22,208

Cash and cash equivalents at end of period	$16,979	$14,559

Supplemental schedule of cash flow information
Interest paid	$—	$—

Income taxes paid	$62	$43

See accompanying notes.

SUPPORTSOFT, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

(1) Significant Accounting Policies

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements include the accounts of SupportSoft, Inc. (the “Company” or “SupportSoft”) and its wholly owned subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation. The balance sheet at March 31, 2005 and the statements of operations for the three months ended March 31, 2005 and 2004 and cash flows for the three months ended March 31, 2005 and 2004 are unaudited. In the opinion of management, these financial statements reflect all adjustments (consisting of normal recurring adjustments) that are necessary for a fair presentation of the results for and as of the periods shown. The results of operations for such periods are not necessarily indicative of the results expected for the full fiscal year or for any future period. The condensed consolidated financial statement information as of December 31, 2004 is derived from audited financial statements as of that date. These financial statements should be read with the consolidated financial statements and related notes included in the Company’s Annual Report on Form 10-K, filed with the Securities and Exchange Commission on March 16, 2005.

Adjustment to Previously Reported Financial Information

In December 2004, as part of the Company’s year-end closing procedures and in conjunction with the audit of the Company’s year-end financial statements, we identified an adjustment related to the first quarter of fiscal 2004. An adjustment related to the non-cash stock-based compensation for two terminated employees in the first quarter of 2004 increased research and development expense by $152,000 and sales and marketing expense by $31,000, decreased income from operations by $183,000 and decreased diluted earnings per share by $0.01.

Use of Estimates

The preparation of consolidated financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and the accompanying notes. Actual results could differ materially from these estimates.

Financial Instruments

Estimated fair values of financial instruments are based on quoted market prices. The following is a summary of cash and available-for-sale securities (in thousands) at March 31, 2005:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Cash	$9,306	$—	$—	$9,306
Money market funds	2,680	—	—	2,680
Commercial paper	4,994	—	(1)	4,993
Federal agencies	34,016	—	(141)	33,875
Municipal bonds	26,750	—	—	26,750
Corporate bonds	21,593	—	(98)	21,495
Auction backed securities	18,600	—	—	18,600

	$117,939	$—	$(240)	$117,699

Classified as:
Cash and cash equivalents	$16,980	$—	$(1)	$16,979
Short-term investments	100,959	—	(239)	100,720

	$117,939	$—	$(240)	$117,699

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

License revenue is comprised of fees for term and perpetual licenses of our software. Perpetual license revenue is recognized using the residual method described in SOP 98-9 for arrangements in which licenses are sold with multiple elements. We allocate revenues on these licenses based upon the fair value of each undelivered element (for example, undelivered maintenance and support, training and consulting). The determination of fair value is based upon vendor specific objective evidence (VSOE). VSOE for maintenance and support is determined by the customer’s annual renewal rate for these services or in the absence of a renewal rate, VSOE is determined based upon separate renewals of maintenance and support to other customers. VSOE for training or consulting is based upon separate sales of these services to other customers. Assuming all other revenue recognition criteria are met, the difference between the total arrangement fee and the amount deferred for each undelivered element is recognized as license revenue. Our perpetual arrangements may include contractual obligations such as rights to unspecified future products which require license revenue to be taken ratably (monthly) over the contract period. In addition, our perpetual arrangements may include payment terms beyond our normal terms, in which case the license revenue is recognized as such payments become due.

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

Concentration of Credit Risk and Significant Customers

Financial instruments that potentially subject us to concentrations of credit risk consist principally of cash equivalents, short-term investments and trade accounts receivable. Our investment portfolio is diversified and consists of investment grade securities. Our investment policy limits the amount of credit risk exposure to any one issuer and in any one country except the US. We are exposed to credit risks in the event of default by the issuers to the extent of the amount recorded on the balance sheet. The credit risk in our trade accounts receivable is substantially mitigated by our credit evaluation process, reasonably short collection terms and the fact that the Company sells its products primarily to large organizations in diversified industries. We maintain reserves for potential credit losses and such losses have been within management’s expectations. For the three months ended March 31, 2005, two customers accounted for 10% or more of our revenue. Customer A accounted for 14% and Customer B accounted for 10% of our total revenue. No other customer individually accounted for 10% or more of our total revenue for the three months ended March 31, 2005. For the three months ended March 31, 2004, Customer C accounted for 20% of our total revenue and Customer D accounted for 15% of our total revenue. No other customer individually accounted for 10% or more of our total revenue for the three months ended March 31, 2004.

Trade Accounts Receivable

Trade accounts receivable are recorded at the invoiced amount. The allowance for doubtful accounts is SupportSoft’s best estimate of the amount of probable credit losses in the existing accounts receivable. SupportSoft performs on-going evaluations of its customers’ financial condition and generally does not require collateral. SupportSoft maintains reserves for credit losses, and such losses have been within management’s expectations. If the financial condition of SupportSoft’s customers were to deteriorate, resulting in an impairment of their ability to make payments, additional reserves may be required. At March 31, 2005 and December 31, 2004, the Company had reserves for credit losses of $453,000 and $447,000, respectively. At March 31, 2005, three customers accounted for 10% or more of our total accounts receivable, net. At December 31, 2004, three different customers accounted for 10% or more of our total accounts receivable, net. At March 31, 2005, three customers in aggregate accounted for approximately 41% of total accounts receivable, net. At December 31, 2004, three different customers in aggregate accounted for approximately 62% of total accounts receivable, net.

Business Combinations

When we acquire businesses, we allocate the purchase price to tangible assets and liabilities acquired and identifiable intangible assets. Any residual purchase price is recorded as goodwill. We engage independent third-party appraisal firms to assist in determining the fair values of assets acquired and liabilities assumed. Such a valuation requires management to make significant estimates, especially with respect to intangible assets. These estimates are based on historical experience and information obtained from the management of the acquired companies. These estimates can include, but are not limited to, the cash flows that an asset is expected to generate in the future, the appropriate weighted average cost of capital, and the cost savings expected to be derived from acquiring an asset. These estimates are inherently uncertain and unpredictable. In addition, unanticipated events and circumstances may occur which may affect the accuracy or validity of such estimates.

At March 31, 2005, goodwill was $9.8 million, and other identifiable intangible assets, net were $4.8 million. We assess the impairment of goodwill annually or more often if events or changes in circumstances indicate that the carrying value may not be recoverable. We assess the impairment of acquired product rights and other identifiable intangible assets whenever events or changes in circumstances indicate that its carrying amount may not be recoverable. An impairment loss would be recognized when the sum of the undiscounted future net cash flows expected to result from the use of the asset and its eventual disposition is less than its carrying amount. Such impairment loss would be measured as the difference between the carrying amount of the asset and its fair value. The estimate of cash flow is based upon, among other things, certain assumptions about expected future operating performance and an appropriate discount rate determined by our management. Our estimates of discounted cash flows may differ from actual cash flows due to, among other things, economic conditions, changes to the business model or changes in operating performance. If we change our estimates, material differences may result in write-downs of net long-lived and intangible assets, which would be reflected by charges to our operating results for any period presented. We plan to test for impairment during the third quarter of each year, or earlier if indicators of impairment exist.

Net Income Per Common Share

Basic and diluted net income (loss) per share are presented in accordance with Statement of Financial Accounting Standards No. 128, “Earnings per Share” (“SFAS 128”), for all periods presented. In accordance with FAS 128, basic and diluted net loss per share have been computed using the weighted-average number of common shares outstanding during the period, less shares subject to repurchase.

The following table sets forth the computation of basic and diluted net income per share (in thousands, except per share data):

	Three months ended March 31,
	2005	2004
Net income	$1,233	$3,755

Basic:
Weighted-average shares of common stock outstanding	42,838	41,978
Less: Weighted-average shares subject to repurchase	—	(10)

Shares used in computing basic net income per share	42,838	41,968

Basic net income per share	$0.03	$0.09

Diluted:
Weighted-average shares of common stock outstanding	42,838	41,978
Add: Common equivalent shares outstanding	1,978	4,241

Shares used in computing diluted net income per share	44,816	46,219

Diluted net income per share:	$0.03	$0.08

Stock-Based Compensation

SupportSoft accounts for stock-based compensation using the intrinsic value method prescribed in Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”), and has adopted the disclosure only alternative of Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation” (“FAS 123”). Under APB Opinion No. 25, SupportSoft does not recognize compensation expense with respect to such awards if the exercise price equals or exceeds the fair value of the underlying security on the date of grant and other terms are fixed. Any deferred stock compensation calculated according to APB 25 is amortized over the vesting period of the individual options, generally four years, using the graded vesting method. The accelerated method provides for vesting of portions of the overall awards at interim dates and results in greater vesting in earlier years than straight-line.

For purposes of pro forma disclosures pursuant to FAS 123 as amended by FAS 148, the estimated fair value of options and employee stock purchase program shares (“ESPP”) are based on the Black-Scholes valuation model and are amortized to expense over the vesting period of the options using the accelerated method. The effects of applying FAS 123 for pro forma disclosures may not be representative of the effects on reported net income or loss for future years.

SupportSoft’s pro forma information follows (in thousands, except per share amounts):

	Three Months Ended March 31,
	2005	2004
Net income	$1,233	$3,755
Deduct: Total stock option-based employee compensation expense determined under the fair value based method for all awards	(1,941)	(2,083)
Deduct: Total ESPP-based compensation expense determined under the fair value based method for all awards	(165)	(154)

Pro forma net income (loss)	$(873)	$1,518

Basic net income (loss) per share:
As reported	$0.03	$0.09
Pro forma	(0.02)	0.04
Diluted net income (loss) per share:
As reported	$0.03	$0.08
Pro forma	(0.02)	0.03

The following weighted-average assumptions were used:

	Three months end March 31,
Employee and Director Stock Options	2005	2004
Risk-free interest rate	3.58%	2.58%
Expected life (years)	4.0	4.0
Volatility	82%	63%
Dividend Yield	0.0%	0.0%

	Three months end March 31,
Employee Stock Purchase Plan	2005	2004
Risk-free interest rate	3.00%	1.81%
Expected life (years)	1.25	0.25
Volatility	80.0%	63.0%
Dividend Yield	0.0%	0.0%

In December 2004, the FASB issued SFAS No. 123 (revised 2004), “Share-Based Payment” (SFAS 123R), which replaces SFAS No. 123, “Accounting for Stock-Based Compensation” (SFAS 123) and supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees.” SFAS 123R also amends SFAS No. 95, “Statement of Cash Flows,” to require that tax benefits from stock option exercises be classified as a financing activity, instead of an operating activity, on the statement of cash flows. SFAS 123R requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values, beginning with the first annual period after June 15, 2005. The pro forma disclosures previously permitted under SFAS 123 will no longer be an alternative to financial statement recognition. We are required to adopt SFAS 123R in our first quarter of 2006, beginning January 1, 2006. Under SFAS 123R, we must determine the appropriate fair value model to be used for valuing share-based payments, the amortization method for recognizing compensation cost, and the transition method to be used at the date of adoption. The transition methods include prospective and retroactive adoption options. Under the retroactive option, prior periods may be restated either as of the beginning of the year of adoption or for all periods presented. The prospective method requires that compensation expense be recorded for all unvested stock options and restricted stock at the beginning of the first quarter of adoption of SFAS 123R, whereas under the retroactive method we would record compensation expense to all prior years. At this time we are unable to quantify the effect of adoption of SFAS 123R.

Warranties and Indemnifications

SupportSoft generally provides a warranty for its software products and services to its customers and accounts for its warranties under the FASB’s Statement of Financial Accounting Standards No. 5, “Accounting for Contingencies” (“FAS No. 5”). Warranty periods can vary from customer to customer but our standard warranty period is 90 days. In the event there is a failure of the product in breach of such warranties, SupportSoft generally is obligated to correct the product or service to conform to the warranty provision or, if SupportSoft is unable to do so, the customer is entitled to seek a refund of the purchase price of the product or service. SupportSoft did not provide for a warranty accrual as of March 31, 2005 or December 31, 2004. To date, SupportSoft’s product warranty expense has not been significant.

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

Recent Accounting Pronouncements

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

The total purchase price is summarized as follows (in thousands):

Cash consideration	$16,850
Acquisition costs	713

Total purchase price	$17,563

An allocation among the tangible and identifiable intangible assets and liabilities acquired (including acquired in-process research and development) is summarized as follows. The financial information presented includes purchase accounting adjustments to the tangible and intangible assets (in thousands):

	Amount	Amortization Period
Net tangible assets	$706	2 years
Amortizable intangible assets:
Developed and core technology	4,360	5 years
Customer relationships	1,087	5 years
In-process research and development	1,618	Expensed
Goodwill	9,792	Indefinite

Purchase price	$17,563

As of March 31, 2005, the purchased intangible assets, net was approximately $4.8 million and the accumulated amortization of purchased intangibles was approximately $635,000. We expect to amortize approximately $1.1 million annually through the third quarter of September 30, 2009.

The results of operations of Core Networks are included in our Condensed Consolidated Statements of Operations from September 2, 2004, the date of the Acquisition. If we had acquired the assets of Core Networks at the beginning of the periods presented, our unaudited pro forma net revenues, net income and net income per share would have been as follows (in thousands):

	Three months ended March 31,
	2005	2004
Revenue	$16,125	$16,189
Net income	1,233	2,033
Basic net income per share	0.03	0.05
Diluted net income per share	0.03	0.04

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

The following are the components of comprehensive income (in thousands):

	Three months ended March 31,
	2005	2004
Net income	$1,233	$3,755
Net unrealized gain on available-for-sale securities	29	32
Foreign currency translation gain (loss)	(129)	165

Comprehensive income	$1,133	$3,952

The components of accumulated other comprehensive income relate entirely to translation adjustment gains and unrealized gains (losses) on available-for-sale securities and are $(478,000) and $(240,000) at March 31, 2005, respectively.

(4) Income Taxes

We recorded an income tax expense of $116,000 for the three months ended March 31, 2005. For the three months ended March 31, 2004, we recorded a provision for income taxes of approximately $497,000. The effective rate used to record the provision for income taxes in the three months ended March 31, 2005 and the three months ended March 31, 2004 differed from the expected US federal statutory rate primarily due to the utilization of previously unbenefited net operating losses.

As of March 31, 2005, our deferred tax assets are fully offset by a valuation allowance because we expect that it is more likely than not that all deferred tax assets will not be realized in the foreseeable future.

(5) Contingencies

Between December 9, 2004 and January 21, 2005, several purported securities class action suits were filed in the United States District Court for the Northern District of California against the Company, its CEO, Radha R. Basu, and its CFO, Brian M Beattie. These actions were consolidated on March 22, 2005 as In re SupportSoft, Inc. Securities Litigation, Civil Action No.: c 04-5222 SI. The consolidated complaint alleges generally violations of certain federal securities laws and seek unspecified damages on behalf of a class of purchasers of the Company’s common stock between January 20, 2004 and October 1, 2004. Plaintiffs allege, among other things, that defendants made false and misleading statements concerning the Company’s business and guidance for the third quarter 2004, purportedly violating Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 and Rule 10b-5 promulgated thereunder. We intend to move to dismiss the Complaint on May 20, 2005 and set the hearing on the motion for July 8, 2005. While we cannot predict with certainly the outcome of the litigation, we believe that the claims against us and our officers are without merit.

In November 2001, a class action lawsuit was filed against us and two of our officers in the United States District Court for the Southern District of New York. The lawsuit alleged that our registration statement and prospectus dated July 18, 2000 for the issuance and initial public offering of 4,250,000 shares of our common stock contained material misrepresentations and/or omissions, related to alleged inflated commissions received by the underwriters of the offering. The defendants named in the lawsuit are SupportSoft, Radha Basu, Brian Beattie, Credit Suisse First Boston Corporation, Bear, Stearns & Co. Inc. and FleetBoston Robertson Stephens Inc. The lawsuit seeks unspecified damages as well as interest, fees and costs. Similar complaints have been filed against 55 underwriters and more than 300 other companies and other individual officers and directors of those companies. All of the complaints against the underwriters, issuers and individuals have been consolidated for pre-trial purposes before U.S. District Court Judge Scheindlin of the Southern District of New York. On June 26, 2003, the plaintiffs announced that a proposed settlement between the issuer defendants and their directors and officers had been reached. As a result of the proposed settlement, which is subject to court approval, we anticipate that our insurance carrier will be responsible for any payments other than attorneys’ fees prior to June 1, 2003. On September 2, 2003, plaintiffs’ executive committee advised the court that the lead plaintiff in the action against us was unwilling to serve as a class representative, and sought leave to seek a new class representative. On October 20, 2003, we were notified that a new class representative would be substituted into the case against us, but our attempts to formally confirm this substitution have not been successful. At a court conference on March 4, 2004, plaintiffs’ executive committee advised the court that the negotiators for plaintiffs and issuers have agreed on the terms of the settlement. During mid-2004, the plaintiffs moved for preliminary approval of the proposed settlement. After full briefing and argument, on February 15, 2005, the court issued an opinion preliminarily approving the proposed settlement, contingent upon modifications being made to one aspect of the proposed settlement— the proposed “bar order”. At a further conference on April 13, 2005, the court set a further schedule for submission of documents concerning the form and substance of class notice, and tentatively set a Rule 23 public hearing on the fairness of the proposed settlement for January 9, 2006. While we cannot predict with certainty the outcome of the litigation or whether the settlement will be approved, we believe that the claims against us and our officers are without merit.

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

We are required to make periodic filings in the states where we are deemed to have a presence for tax purposes. We have undergone state audits in the past and have paid assessments arising from these audits. To date, such amounts have not been material. We evaluate estimated losses that could arise from similar assessments in accordance with Statement of Financial Accounting Standard No. 5, “Accounting for Contingencies.” We consider such factors as the degree of probability of an unfavorable outcome and the ability to make a reasonable estimate of the amount of loss. As of March 31, 2005, we have no accrued liabilities related to any potential assessment in our financial statements.

(6) Reclassifications of Previously Reported Financial Information

We have reclassified certain amounts in the consolidated statement of cash flows for the three months ended March 31, 2004 to conform to current presentation. Amortization of royalties paid to third-party vendors of $47,000 have been reclassified from other assets within investing activities to other long-term assets within operating activities for the three months ended March 31, 2004.

We have reclassified certain amounts in the consolidated statement of cash flows for the three months ended March 31, 2004 to conform to current presentation. Market auction municipal bonds of $21.6 million have been reclassified from cash equivalents to short-term investments at March 31, 2004. Due to this reclassification, net cash used in investing activities increased by $21.6 million for the three months ended March 31, 2004.

(7) Subsequent Events

On April 27, 2005, the Board of Directors approved a share repurchase program in which the Company is authorized to repurchase up to 2,000,000 shares of its outstanding shares of common stock. Shares may be purchased in the open market or in block trades from time to time at the discretion of the Company’s management. The number of shares to be purchased and the timing of the purchases will be based on the level of cash balances, general business conditions and other factors, including alternative investment opportunities. The Company may discontinue or suspend the program at any time.

ITEM 2: MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read together with the unaudited condensed consolidated financial statements and related notes appearing in Item 1 of this report on Form 10-Q and the section entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the consolidated financial statements and related notes included in SupportSoft’s Annual Report on Form 10-K for the year ended December 31, 2004.

This report on Form 10-Q contains forward-looking statements. These statements relate to our, and in some cases our customers’, future plans, objectives, expectations, intentions and financial performance, as well as statements as to our intent to invest in product development and technologies, including products for digital service providers, our intent to expand our international operations, pursue international digital service providers, and to expand our employee base and build our sales, marketing, customer support, technical and operational resources, the possibility of expanding by acquiring complementary businesses, the anticipated percentage of total revenue that ratable licensing arrangements, perpetual licensing arrangements and professional services may constitute in future periods, the expectation that license revenue from ratable arrangements and revenue from services will vary from period to period as a percentage of total revenue, expected cash flows, the adequacy of capital resources, the expectation that internally developed applications will continue to be a principal source of competition, the ability to compete and respond to technological change and the acceptance and performance of our products and services. In some cases, you can identify forward-looking statements because we use terms such as anticipates, believes, continue, could, enable, estimates, expects, intends, may, plans, potential, predicts, should or will or the negative of those terms or other comparable words. These statements involve risks and uncertainties that may cause our actual results, activities or achievements to be materially different from those expressed or implied by these statements. These risks and uncertainties include those listed under Factors that May Affect Future Results and Management’s Discussion and Analysis of Financial Condition and Results of Operations.

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

Our total revenue grew by 3% for the quarter ended March 31, 2005 over the same quarter for 2004. Overall revenue growth was driven by the growth in services revenue, which increased by $2.6 million, or 59%. Services revenue increased year-over-year due to additional consulting services for new and existing customers and increased maintenance revenue associated with perpetual licensing arrangements. License fees decreased by approximately 20% for March 31, 2005 over the same quarter for 2004, reflecting fewer large new licensing transactions. In addition, the decrease in license fees was due to a large ratable license arrangement included in license fees in the first quarter of 2004 that was fully recognized by August 2004, and therefore was not included in the first quarter of 2005. To address the decrease in license fees, we intend to pursue various initiatives. For example, we intend to continue to invest in product development and technologies to enhance our current products and to develop new products, including products for the broadband data, VoIP and digital video services provided by digital service providers, and endpoint management and service automation for enterprise employees, customers and partners. We may seek to acquire other businesses that possess products, technology, or operations that are complementary to our existing operations. However, the process of integrating an acquired business, technology, service or product into our business and operations may result in additional risks, including unforeseen operating difficulties and expenditures.

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

Total costs and operating expenses increased by 29% for the quarter ended March 31, 2005, over the same quarter for 2004, reflecting our initiatives to expand our operations in all areas of the business, including professional services, research and development and sales and marketing. The increase in operating expenses in the quarter ended March 31, 2005 also reflects increased costs associated with Sarbanes-Oxley compliance and legal fees.

Diluted earning per share decreased from $0.08 in the quarter ended March 31, 2004 to $0.03 in the quarter ended March 31, 2005, reflecting increased costs and expenses to expand our operations.

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

Critical Accounting Policies and Estimates

In preparing our consolidated financial statements in conformity with accounting principles generally accepted in the United States, we make assumptions, judgments and estimates that can have a significant impact on our net revenue, operating income and net income, as well as on the value of certain assets and liabilities on our consolidated balance sheet. We base our assumptions, judgments and estimates on historical experience and various other factors that we believe to be reasonable under the circumstances. Actual results could differ materially from these estimates under different assumptions or conditions. On a regular basis we evaluate our assumptions, judgments and estimates and make changes accordingly. We believe that the assumptions, judgments and estimates involved in the accounting for revenue recognition, allowance for doubtful accounts, valuation allowance and realization of deferred tax assets have the greatest potential impact on our consolidated financial statements, so we consider these to be our critical accounting policies. We discuss below the critical accounting estimates associated with these policies. Historically, our assumptions, judgments and estimates relative to our critical accounting policies have not differed materially from actual results. For further information on the critical accounting policies, see Note 1 of our Notes to Consolidated Financial Statements.

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

Business Combinations

When we acquire businesses, we allocate the purchase price to tangible assets and liabilities acquired and identifiable intangible assets. Any residual purchase price is recorded as goodwill. We engage independent third party appraisal firms to assist in determining the fair values of assets acquired and liabilities assumed. Such a valuation requires management to make significant estimates, especially with respect to intangible assets. These estimates are based on historical experience and information obtained from the management of the acquired companies. These estimates can include, but are not limited to, the cash flows than an asset is expected to generate in the future, the appropriate weighted average cost of capital, and the cost savings expected to be derived from acquiring an asset. These estimates are inherently uncertain and unpredictable. In addition, unanticipated events and circumstances may occur which may affect the accuracy or validity of such estimates.

At March 31, 2005, goodwill was $9.8 million, and other identifiable intangible assets were $4.8 million. We assess the impairment of goodwill annually or more often if events or changes in circumstances indicate that the carrying value may not be recoverable. An impairment loss would be recognized when the sum of undiscounted future net cash flows expected to result from the use of the asset and its eventual disposition is less than the carrying value. Such impairment loss would be measured as the difference between the carrying amount of the asset and its fair value. The estimate of cash flow is based upon, among other things, certain assumptions about expected future operating performance and an appropriate discount rate determined by our management. Our estimates of discounted cash flows may differ from actual cash flows due to, among other things, economic conditions, changes to the business model or changes in operating performance. If we change our estimates, material differences may result in write-downs of net long-lived and intangible assets, which would be reflected by charges to our operating results for any period presented. We plan to test for impairment during the third quarter of each year, or earlier if indicators of impairment exist.

RESULTS OF OPERATIONS

The following table sets forth the results of operations for the three months ended March 31, 2005 and 2004 expressed as a percentage of total revenue.

	Three Months Ended March 31,
	2005	2004
Revenue:
License fees	56%	72%
Services	44	28

Net revenue	100	100

Costs and expenses:
Cost of license fees	1	1
Cost of services	20	13
Amortization of intangible assets	2	—
Research and development	18	16
Sales and marketing	42	40
General and administrative	13	8

Total costs and expenses	97	78

Income from operations	3	22
Interest and other income, net	6	5

Income before income taxes	8	27
Provision for income taxes	(1)	(3)

Net income	8%	24%

Three Months Ended March 31, 2005

Revenue

We generate revenue primarily from software licenses and related services. We offer our products through a combination of direct sales, managed service providers, and resellers.

License fees. License fees decreased to $9.0 million for the three months ended March 31, 2005 from $11.3 million for the three months ended March 31, 2004. The decrease reflected fewer large new licensing transactions. In addition, the decrease in license fees was due to a large ratable license arrangement included in license fees in the first quarter of 2004 that was fully recognized by August 2004, and therefore was not included in the first quarter of 2005. For the three months ended March 31, 2005 and 2004, ratable license revenue represented approximately 6% and 24% of total revenue, respectively.

Services revenue. Services revenue increased to $7.1 million for the three months ended March 31, 2005 from $4.5 million for the three months ended March 31, 2004. These increases were primarily due to increased maintenance and consulting revenue associated with the growth in our customer base. The increase in maintenance revenue was also attributable to an increase in our revenue mix to more perpetual arrangements, which resulted in an overall increase in the number of maintenance contracts.

Revenue from customers outside the United States accounted for approximately 31% of our total revenue for the three months ended March 31, 2005, compared with 13% for the three months ended March 31, 2004. International revenues for the three months ended March 31, 2005, were primarily due to customers in Europe.

Although the percentage of revenue we recognize in the future from ratable licensing arrangements will vary from period to period, we currently anticipate that revenue from such arrangements will represent approximately 5% to 15% of total revenue for the entire year of 2005. We anticipate that revenue we recognize on an immediate basis from perpetual licensing arrangements will be approximately 50% to 60% of total revenue for the entire year of 2005. Although the percentage of revenue we recognize in the future from services will vary from period to period, we currently anticipate that revenue from services will represent approximately 35% to 45% of total revenue for the entire year of 2005.

Cost of license fees

Cost of license fees consists primarily of costs related to third-party royalty fees under license arrangements for technology embedded into our products. Cost of license fees increased to $190,000 in the three months ended March 31, 2005 from $94,000 in the three months ended March 31, 2004. This increase was primarily due to third party software licenses resold with our products.

Cost of services

Cost of services consists primarily of compensation costs, travel costs, related overhead expenses for professional services personnel and payments made to third parties for subcontracted consulting services. Cost of services increased to $3.3 million for the three months ended March 31, 2005 from $2.1 million for the three months ended March 31, 2004. This increase was due primarily to an increase in salary and related expenses and travel expenses as a result of an increase in professional services personnel as well as an increase in the use of third party consultants to address the increased demand for SupportSoft professional services.

Amortization of intangible assets

Amortization of intangible assets was $272,000 for the three months ended March 31, 2005 and zero for the three months ended March 31, 2004. The increase in amortization of intangible assets was due to the Core Networks acquisition which was effective as of September 2, 2004.

Operating Expense

Research and development. Research and development costs are expensed as incurred. Research and development expense consists primarily of compensation costs, consulting expenses and related overhead costs for research and development personnel. Research and development expense increased to $2.9 million for the three months ended March 31, 2005 from $2.5 million for the three months ended March 31, 2004. This increase was due to an increase in salary and related expenses, primarily due to the addition of former Core Networks employees and related overhead costs, offset by a slight decrease in third-party consulting services.

Sales and marketing. Sales and marketing expense consists primarily of compensation costs, including salaries, sales commissions and related overhead costs for sales and marketing personnel and promotional expenses, including public relations, advertising and trade shows. Sales and marketing expense increased to $6.8 million for the three months ended March 31, 2005 from $6.3 million for the three months ended March 31, 2004. This change was due primarily to increases in salary and related expenses, international marketing events, and travel expenses.

General and administrative. General and administrative expense consists primarily of compensation costs and related overhead costs for administrative personnel and professional fees for legal, accounting and other professional services. General and administrative expense increased to $2.2 million for the three months ended March 31, 2005 from $1.2 million for the three months ended March 31, 2004. This increase was due primarily to an increase in fees for professional services related to Sarbanes-Oxley compliance and legal fees related to a class action lawsuit.

Interest income and other, net. Interest income and other, net increased to $931,000 for the three months ended March 31, 2005 from $726,000 for the three months ended March 31, 2004. This increase was due primarily to an increase in other income resulting from the receipt of overdue payments from one customer for the three months ended March 31, 2005 and to a lesser extent an increase in interest rates on securities held in our short-term investment portfolio.

Income tax expense. The income tax expense decreased to $116,000 for the three months ended March 31, 2005 from $497,000 for the three months ended March 31, 2004. The income tax expense recorded for the three months ended March 31, 2005 reflects a decrease from the same quarter in 2004 due to lower pre-tax income in the quarter ended March 31, 2005 as compared to the quarter ended March 31, 2004 and the projected utilization of previously unbenefited net operating losses in 2005 that were not available for utilization in 2004 due to limitations under Section 382 of the Internal Revenue Code. The effective rate used to record the provision for income taxes in the three months ended March 31, 2005 and the three months ended March 31, 2004 differed from the expected US federal statutory rate primarily due to the utilization of previously unbenefited net operating losses.

Each quarter, we evaluate the realizability of our deferred tax assets. At March 31, 2005, we had recorded a full valuation allowance against our deferred tax assets based on the realization criteria outlined in the applicable accounting literature. Amongst other important factors, SupportSoft has considered and will continue to consider its history of earnings and its ability to generate pre-tax income in the future. Giving appropriate consideration to all the relevant factors and assuming we perform as we expect in the future, we believe the release of a portion of our valuation allowance will be appropriate at some point in the future. This would result in an income tax benefit within the statement of operations in the period of adjustment.

LIQUIDITY AND CAPITAL RESOURCES

Since our incorporation in December 1997, we have financed our operations primarily through our initial public offering, follow-on public offering, cash flows from operations and, to a lesser extent, from the private placement of our preferred and common stock, bank borrowings and capital equipment lease financing. In November 2003, we completed our follow-on public offering from which we received net proceeds of approximately $77.7 million.

Operating Activities

Net cash provided by/(used in) operating activities was $(2.9) million and $3.2 million for the three months ended March 31, 2005 and 2004, respectively. Amounts included in net income, which did not require the use of cash included depreciation and amortization of fixed assets, amortization of intangible assets, and other items amounted to $265,000, $273,000 and $207,000 for the three months ended March 31, 2005, respectively. Net cash generated by operating activities for the three months ended March 31, 2004 was primarily the result of net income of $3.8 million, a decrease of $1.2 million in accounts receivable, net and $331,000 in prepaid and other current assets offset by a decrease of $2.2 million in deferred revenue, $242,000 in other accrued compensation and $188,000 in other accrued liabilities.

Investing Activities

Net cash provided by/(used in) in investing activities was $2.3 million and $(12.5) million for the three months ended March 31, 2005 and 2004, respectively. Net cash provided by investing activities for the three months ended March 31, 2005, was due primarily to the purchase of $16.5 million in short-term investments offset by the sale and maturity of $19.4 million in short-term investments.

Financing Activities

Net cash generated by financing activities was $997,000 and $1.7 million for the three months ended March 31, 2005 and 2004, respectively. For the three months ended March 31, 2005, net cash generated by financing activities was attributable to net proceeds from the purchase of common stock under the employee stock purchase plan and the exercise of employee stock options.

Commitments

At March 31, 2005, our principal commitments consisted of obligations outstanding under operating leases. The following summarizes our contractual obligations as of March 31, 2005 and the effect these contractual obligations are expected to have on our liquidity and cash flows in future periods (in thousands).

	Payments Due By Period
	<1 Year	1-3 Years	4-5 Years	>5 Years	Total
Operating Leases	$1,053	$563	$222	$74	$1,912

Total	$1,053	$563	$222	$74	$1,912

Working Capital and Capital Expenditure Requirements

At March 31, 2005, we had stockholders’ equity of $130.0 million and working capital of $115.9 million. Included as a reduction to working capital is deferred revenue of $11.7 million, which will not require dollar for dollar of cash to settle, but will be recognized as revenue in the future. We believe that our existing cash balances will be sufficient to meet our working capital and stock repurchase requirements, as well as our planned capital expenditures for at least the next 12 months.

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

We license our software under perpetual and term licenses. Under perpetual licenses, we generally recognize all of the revenue from a customer at one point in time, which is immediately upon delivery of our product under the terms of the agreement. Under term licenses, we generally recognize revenue ratably over the length of the agreement with the customer. Perpetual licenses with an “immediate” recognition of revenue represent a large amount of our business. In addition, we typically derive a significant portion of our total revenue each quarter from a number of orders received in the last month of a quarter. If we fail to close orders expected to be completed toward the end of a quarter, particularly if these orders are for perpetual licenses with immediate revenue, or if there is any cancellation of or delay in the closing of orders, particularly any large customer orders, our quarterly results would suffer.

Because a small number of customers have historically accounted for and may in future periods account for substantial portions of our revenue, our revenue could decline because of delays of customer orders.

A small number of customers have historically accounted for, and may in future periods account for, substantial portions of our revenue. For the quarter ended March 31, 2005, two customers accounted for 14% and 10% of our total revenue for the quarter, respectively. For the quarter ended March 31, 2004, two customers accounted for 20% and 15% of our total annual revenue, respectively. Because a small number of customers are likely to continue to account for a significant portion of our revenue in any given quarter, our revenue could decline because of the loss or delay of a single customer order. We may not obtain new customers. The failure to obtain new customers, particularly customers that purchase perpetual licenses, the loss or delay of customer orders and the failure of existing customers to renew licenses or pay ongoing fees when due would harm our operating results.

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

We have evaluated our “disclosure controls and procedures” as such term is defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as well as our internal control over financial reporting as required by Section 404 of the Sarbanes-Oxley Act of 2002. Our independent registered public accounting firm has performed a similar evaluation of our internal control over financial reporting. Effective controls are necessary for us to provide reliable financial reports and effectively prevent fraud. If we cannot provide reliable financial reports or prevent fraud, our operating results could be harmed. For the periods ended December 31, 2004 and March 31, 2005, we concluded that we had deficiencies in our internal control over financial reporting that constitute two material weaknesses, as further described in Item 4, Controls and Procedures. We are implementing corrective actions, which we believe will remediate each of these deficiencies. However, we cannot be certain that these measures will maintain adequate controls over our financial processes and reporting in the future. If these actions are not successful in addressing these material weaknesses or if other weaknesses are identified, our ability to report our financial results on a timely and accurate basis may be adversely affected. In addition, if we cannot establish effective internal control over financial reporting and disclosure controls and procedures, investors may lose confidence in our reported financial information, which could have a negative effect on the trading price of our common stock.

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

Accounting rules relating to employee stock option grants, have recently been revised. The Financial Accounting Standards Board and other agencies have finalized changes to U.S. generally accepted accounting principles that will require us, starting in our first quarter of 2006, to record a charge to earnings for employee stock option grants and other equity incentives. We may have significant and ongoing accounting charges resulting from option grant and other equity incentive expensing that could reduce our overall net income. In addition, since we historically have used equity-related compensation as a component of our total employee compensation program, the accounting change could make the use of equity-related compensation less attractive to us and therefore make it more difficult to attract and retain employees.

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

As of March 31, 2005, we held $17.0 million in cash and cash equivalents consisting of highly liquid investments having original maturity dates of no more than 90 days. Declines of interest rates over time would reduce our interest income from our highly liquid short-term investments. Based upon our balance of cash and cash equivalents, a decrease in interest rates of 100 basis points would cause a corresponding decrease in our annual interest income of approximately $170,000. Due to the nature of our highly liquid cash equivalents, a change in interest rates would not materially change the fair market value of our cash and cash equivalents.

As of March 31, 2005, we held $100.7 million in short-term investments, which consisted primarily of money market funds held by large institutions in the U.S., municipal bonds and commercial paper, and our short-term investments were primarily invested in corporate bonds, government debt securities maturing in less than eighteen months and auction backed securities resetting in less than forty-five days. The weighted average interest rate of our portfolio was approximately 2.38% at March 31, 2005. A decline in interest rates over time would reduce our interest income from our short-term investments. A decrease in interest rates of 100 basis points would cause a corresponding decrease in our annual interest income of approximately $1.01 million. Due to the nature of our highly liquid cash equivalents, a change in interest rates would not materially change the fair market value of our short-term investments.

ITEM 4: CONTROLS AND PROCEDURES.

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

As of March 31, 2005 and as previously reported in the Company’s Annual Report on Form 10-K, as of December 31, 2004, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were not effective due to material weaknesses in its internal controls over financial reporting, specifically:

1.	We identified a material weakness for insufficient controls over the review, approval, and accounting for stock option modifications in connection with employee terminations.

2.	We identified the following insufficient internal controls, which relate to certain areas of our financial statement close process and constitute a material weakness in the aggregate.

a.	Insufficient controls over the preparation and review of the Company’s spreadsheet detail used to account for prepaid commissions.

b.	Insufficient controls over the review and accounting for a third party services consulting payment.

c.	Insufficient controls over the classification of auction rate securities as cash equivalents on the balance sheet due to management’s reliance on its broker statements which lacked sufficient details to identify such securities.

Changes in internal control over financial reporting.

In response to the material weaknesses identified, the Company instituted several new internal controls in order to remediate the weaknesses:

1.	In December 2004, management instituted a control procedure which requires non-standard terminations of personnel to be reviewed and approved by our legal and finance organization(s).

2.	In the first quarter of 2005, we supplemented our financial statement close process by adding additional review procedures to address the identified deficiencies.

The Company believes these additional internal controls will be effective in remediating the material weaknesses described above and intends to continue to monitor the operating effectiveness of these controls.

In addition to the new controls described above, the Company migrated from its previous accounting system to a new financial accounting system in the first quarter of 2005. In connection with this implementation we added new controls over the input of certain transactions into the accounting system.

Other than the changes described above there was no significant change in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) identified in connection with the evaluation described above that occurred during our last fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II: OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

Between December 9, 2004 and January 21, 2005, several purported securities class action suits were filed in the United States District Court for the Northern District of California against the Company, its CEO, Radha R. Basu, and its CFO, Brian M Beattie. These actions were consolidated on March 22, 2005 as In re SupportSoft, Inc. Securities Litigation, Civil Action No.: c 04-5222 SI. The consolidated complaint alleges generally violations of certain federal securities laws and seek unspecified damages on behalf of a class of purchasers of the Company’s common stock between January 20, 2004 and October 1, 2004. Plaintiffs allege, among other things, that defendants made false and misleading statements concerning the Company’s business and guidance for the third quarter 2004, purportedly violating Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 and Rule 10b-5 promulgated thereunder. We intend to move to dismiss the Complaint on May 20, 2005 and set the hearing on the motion for July 8, 2005. While we cannot predict with certainly the outcome of the litigation, we believe that the claims against us and our officers are without merit.

In November 2001, a class action lawsuit was filed against us and two of our officers in the United States District Court for the Southern District of New York. The lawsuit alleged that our registration statement and prospectus dated July 18, 2000 for the issuance and initial public offering of 4,250,000 shares of our common stock contained material misrepresentations and/or omissions, related to alleged inflated commissions received by the underwriters of the offering. The defendants named in the lawsuit are SupportSoft, Radha Basu, Brian Beattie, Credit Suisse First Boston Corporation, Bear, Stearns & Co. Inc. and FleetBoston Robertson Stephens Inc. The lawsuit seeks unspecified damages as well as interest, fees and costs. Similar complaints have been filed against 55 underwriters and more than 300 other companies and other individual officers and directors of those companies. All of the complaints against the underwriters, issuers and individuals have been consolidated for pre-trial purposes before U.S. District Court Judge Scheindlin of the Southern District of New York. On June 26, 2003, the

plaintiffs announced that a proposed settlement between the issuer defendants and their directors and officers had been reached. As a result of the proposed settlement, which is subject to court approval, we anticipate that our insurance carrier will be responsible for any payments other than attorneys’ fees prior to June 1, 2003. On September 2, 2003, plaintiffs’ executive committee advised the court that the lead plaintiff in the action against us was unwilling to serve as a class representative, and sought leave to seek a new class representative. On October 20, 2003, we were notified that a new class representative would be substituted into the case against us, but our attempts to formally confirm this substitution have not been successful. At a court conference on March 4, 2004, plaintiffs’ executive committee advised the court that the negotiators for plaintiffs and issuers have agreed on the terms of the settlement. During mid-2004, the plaintiffs moved for preliminary approval of the proposed settlement. After full briefing and argument, on February 15, 2005, the court issued an opinion preliminarily approving the proposed settlement, contingent upon modifications being made to one aspect of the proposed settlement— the proposed “bar order”. At a further conference on April 13, 2005, the court set a further schedule for submission of documents concerning the form and substance of class notice, and tentatively set a Rule 23 public hearing on the fairness of the proposed settlement for January 9, 2006. While we cannot predict with certainty the outcome of the litigation or whether the settlement will be approved, we believe that the claims against us and our officers are without merit.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(c) On April 27, 2005, the Board of Directors approved a share repurchase program in which the Company is authorized to repurchase up to 2,000,000 shares of its outstanding shares of common stock. Shares may be purchased in the open market or in block trades from time to time at the discretion of the Company’s management. The number of shares to be purchased and the timing of the purchases will be based on the level of cash balances, general business conditions and other factors, including alternative investment opportunities. The Company may discontinue or suspend the program at any time. As of March 31, 2005, the program was not yet in effect and therefore no shares were repurchased.

ITEM 5. OTHER INFORMATION

On May 6, 2005, SupportSoft and MPTP Holding, LLC entered into an agreement to extend the term of the current lease for SupportSoft’s corporate headquarters in Redwood City, California for a period of one (1) year, with an option to extend for an additional year.

ITEM 6. EXHIBITS.

Exhibits.

10.1	Second Amendment to Lease effective as of May 6, 2005 by and between MPTP Holding, LLC and the Registrant

31.1	Chief Executive Officer Section 302 Certification.

31.2	Chief Financial Officer Section 302 Certification.

32.1	Statement of the Chief Executive Officer under 18 U.S.C. § 1350 [1]

32.2	Statement of the Chief Financial Officer under 18 U.S.C. § 1350 [1]

[1]	The certifications filed as Exhibits 32.1 and 32.2 are not deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934 and are not to be incorporated by reference into any filing of the Company under the Securities Exchange Act of 1933 or the Securities Exchange Act of 1934, whether made before or after the date hereof irrespective of any general incorporation by reference language contained in any such filing, except to the extent that the registrant specifically incorporates it by reference.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

May 10, 2005

SUPPORT SOFT, INC.

By:	/s/ BRIAN M. BEATTIE
Brian M. Beattie
Executive Vice President of Finance and
Administration and Chief Financial Officer
(Principal Financial Officer, Chief Accounting
Officer and Duly Authorized Signatory)

EXHIBIT INDEX TO SUPPORTSOFT, INC.

QUARTERLY REPORT ON FORM 10-Q

FOR THE QUARTER ENDED MARCH 31, 2005

Exhibit Number	Description

10.1	Second Amendment to Lease effective as of May 6, 2005 by and between MPTP Holding, LLC and the Registrant

31.1	Chief Executive Officer Section 302 Certification.

31.2	Chief Financial Officer Section 302 Certification.

32.1	Statement of the Chief Executive Officer under 18 U.S.C. § 1350 [1]

32.2	Statement of the Chief Financial Officer under 18 U.S.C. § 1350 [1]

[1]	The certifications filed as Exhibits 32.1 and 32.2 are not deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934 and are not to be incorporated by reference into any filing of the Company under the Securities Exchange Act of 1933 or the Securities Exchange Act of 1934, whether made before or after the date hereof irrespective of any general incorporation by reference language contained in any such filing, except to the extent that the registrant specifically incorporates it by reference.