Form 10-Q
period 2005-06-30
SUPPORTSOFT INC
filed 2005-08-08
CIK 1104855

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2005

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

On August 3, 2005, 43,205,357 shares of the Registrant’s Common Stock, $0.0001 par value, were outstanding.

SUPPORTSOFT, INC.

FORM 10-Q

QUARTERLY PERIOD ENDED JUNE 30, 2005

PART I. FINANC IAL INFORMATION

ITEM 1: FINANCIAL STAT EMENTS

SUPPORTSOFT, INC.

COND ENSED CONSOLIDATED BALANCE SHEETS

(in thousands)

	June 30, 2005	December 31, 2004
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$29,995	$16,509
Short-term investments	89,978	103,832
Accounts receivable, net	10,161	9,594
Prepaids and other current assets	2,249	3,523

Total current assets	132,383	133,458
Property and equipment, net	1,539	1,347
Goodwill	9,792	9,792
Purchased intangible assets, net	4,539	5,084
Other assets	914	524

Total assets	$149,167	$150,205

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$716	$344
Accrued compensation	2,440	2,756
Other accrued liabilities	2,586	2,607
Deferred revenue	11,102	14,431

Total current liabilities	16,844	20,138
Deferred revenue—long-term portion	1,106	2,210
Commitments and contingencies
Stockholders’ equity:
Common stock	4	4
Treasury stock	(922)	—

Additional paid-in capital	195,115	193,851
Accumulated other comprehensive loss	(965)	(618)
Accumulated deficit	(62,015)	(65,380)

Total stockholders’ equity	131,217	127,857

Total liabilities and stockholders’ equity	$149,167	$150,205

See accompanying notes.

SUPPORTSOFT, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share amounts)

(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
		(restated)		(restated)
Revenue:

License fees	$9,325	$11,450	$18,347	$22,705
Services	7,684	5,438	14,787	9,894

Total revenue	17,009	16,888	33,134	32,599

Costs and expenses:
Cost of license fees	127	69	317	163
Cost of services	3,814	2,474	7,110	4,578
Amortization of purchased intangible assets	272	—	544	—
Research and development	2,902	2,193	5,835	4,677
Sales and marketing	6,223	5,794	13,065	12,054
General and administrative	2,085	1,556	4,259	2,799

Total costs and expenses	15,423	12,086	31,130	24,271

Income from operations	1,586	4,802	2,004	8,328
Interest income and other, net	683	460	1,614	1,186

Income before income taxes	2,269	5,262	3,618	9,514
Provision for income taxes	(137)	(592)	(253)	(1,089)

Net income	$2,132	$4,670	$3,365	$8,425

Basic net income per share	$0.05	$0.11	$0.08	$0.20

Shares used in computing basic net income per share	42,904	42,275	42,871	42,112

Diluted net income per share	$0.05	$0.10	$0.08	$0.18

Shares used in computing diluted net income per share	44,471	45,526	44,655	45,869

See accompanying notes.

SUPPORTSOFT, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Six Months Ended June 30,
	2005	2004
		(restated)
Operating Activities:
Net income	$3,365	$8,425
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	548	494
Stock compensation and amortized deferred compensation	—	183
Amortization of purchased intangible assets	544	—
Other	(27)	392
Changes in assets and liabilities:
Accounts receivable, net	(567)	(1,439)
Prepaids and other current assets	1,274	1,212
Other long-term assets	(390)	47
Accounts payable	372	(56)
Accrued compensation	(316)	208
Other accrued liabilities	(21)	1,366
Deferred revenue	(4,433)	(5,704)

Net cash provided by operating activities	349	5,128

Investing Activities:
Purchases of property and equipment	(824)	(543)
Other assets	—	19
Purchases of short-term investments	(38,677)	(77,669)
Sales and maturities of short-term investments	52,296	73,836

Net cash provided by/(used in) investing activities	12,795	(4,357)

Financing Activities:
Proceeds from issuances of common stock	1,264	2,623
Repurchase of common stock	(922)	—

Net cash provided by financing activities	342	2,623

Net increase in cash and cash equivalents	13,486	3,394
Cash and cash equivalents at beginning of period	16,509	22,208

Cash and cash equivalents at end of period	$29,995	$25,602

Supplemental schedule of cash flow information

Income taxes paid	$112	$43

See accompanying notes.

SUPPORTSOFT, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaud ited)

(1) Significant Accounting Policies

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements include the accounts of SupportSoft, Inc. (the “Company” or “SupportSoft”) and its wholly owned subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation. The balance sheet at June 30, 2005 and the statements of operations for the three and six months ended June 30, 2005 and 2004 and cash flows for the six months ended June 30, 2005 and 2004 are unaudited. In the opinion of management, these financial statements reflect all adjustments (consisting of normal recurring adjustments) that are necessary for a fair presentation of the results for and as of the periods shown. The results of operations for such periods are not necessarily indicative of the results expected for the full fiscal year or for any future period. The condensed consolidated financial statement information as of December 31, 2004 is derived from audited financial statements as of that date. These financial statements should be read with the consolidated financial statements and related notes included in the Company’s Annual Report on Form 10-K, filed with the Securities and Exchange Commission on March 16, 2005.

Adjustments to Previously Reported Financial Information

In December 2004, as part of the Company’s year-end closing procedures and in conjunction with the audit of the Company’s year-end financial statements, we identified adjustments related to the first and second quarter of fiscal 2004. In the first quarter of 2004, an adjustment related to the non-cash stock-based compensation for two terminated employees increased research and development expense by $152,000 and sales and marketing expense by $31,000, decreased income from operations by $183,000 and decreased diluted earnings per share by $0.01. In the second quarter of 2004, an adjustment related to capitalized service costs that should have been expensed increased cost of services by $203,000, decreased income from operations by $203,000 and decreased basic and diluted earnings per share by $0.01. The cumulative impact of these adjustments for the six months ended June 30, 2004 was to decrease income from operations by $386,000 and decrease basic and diluted earning per share by $0.01.

Use of Estimates

The preparation of consolidated financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and the accompanying notes. Actual results could differ materially from these estimates.

Financial Instruments

Estimated fair values of financial instruments are based on quoted market prices. The following is a summary of cash and available-for-sale securities (in thousands) at June 30, 2005:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Cash	$10,145	$—	$—	$10,145
Money market funds	4,369	—	—	4,369
Commercial paper	15,486	—	(5)	15,481
Federal agencies	18,502	—	(54)	18,448
Municipal bonds	27,750	—	—	27,750
Corporate bonds	13,344	—	(64)	13,280
Auction backed securities	30,500	—	—	30,500

	$120,096	$—	$(123)	$119,973

Classified as:
Cash and cash equivalents	$30,000	$—	$(5)	$29,995
Short-term investments	90,096	—	(118)	89,978

	$120,096	$—	$(123)	$119,973

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

SupportSoft considers all arrangements with payment terms longer than normal not to be fixed or determinable. If the fee is determined not to be fixed or determinable, revenue is recognized as payments become due from the customer.

License revenue is comprised of fees for term and perpetual licenses of our software. Perpetual license revenue is recognized using the residual method described in SOP 98-9 for arrangements in which licenses are sold with multiple elements. We allocate revenues on these licenses based upon the fair value of each undelivered element (for example, undelivered maintenance and support, training and consulting). The determination of fair value is based upon vendor specific objective evidence (VSOE). VSOE for maintenance and support is determined based upon separate renewals of maintenance and support from customers. VSOE for training or consulting is based upon separate sales of these services to customers. Assuming all other revenue recognition criteria are met, the difference between the total arrangement fee and the amount deferred for each undelivered element is recognized as license revenue. Our perpetual arrangements may include contractual obligations such as rights to unspecified future products which require license revenue to be taken ratably (monthly) over the contract period. In addition, our perpetual arrangements may include payment terms beyond our normal terms, in which case the license revenue is recognized as such payments become due.

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

We also recognize license revenue from arrangements with resellers. These arrangements may be either term or perpetual licenses of our software. When term licensing arrangements with resellers include guaranteed minimum amounts due, revenue is recognized ratably over the term of the arrangement commencing when payments become due. When the arrangements do not include guaranteed minimum amounts due but are instead based upon the license of our software through to the end user, revenue recognition commences upon persuasive evidence that the products have been sold to an end user; whether the license revenue is then recognized immediately or ratably depends upon the terms of the arrangements with the reseller. If a reseller is not deemed credit-worthy, revenue is recognized upon cash receipt.

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

Concentration of Credit Risk and Significant Customers

Financial instruments that potentially subject SupportSoft to concentrations of credit risk consist principally of cash equivalents, short-term investments and trade accounts receivable. Our investment portfolio is diversified and consists of investment grade securities. Our investment policy limits the amount of credit risk exposure to any one issuer and in any one country except the US. The credit risk in our trade accounts receivable is substantially mitigated by our credit evaluation process, reasonably short collection terms and the fact that the Company sells its products primarily to large organizations in diversified industries. We maintain reserves for potential credit losses and such losses have been within management’s expectations.

The following table lists the customers that represented more than 10% of total revenue for the periods indicated:

	% of Total Revenue
	Three months ended June 30, 2005	Three months ended June 30, 2004	Six months ended June 30, 2005	Six months ended June 30, 2004
Customer A	25%	13%	14%	—
Customer B	14%	—	—	—
Customer C	—	15%	—	—
Customer D	—	14%	—	17%
Customer E	—	11%	—	13%

Trade Accounts Receivable

Trade accounts receivable are recorded at the invoiced amount. The allowance for doubtful accounts is SupportSoft’s best estimate of the amount of probable credit losses in the existing accounts receivable. SupportSoft performs on-going evaluations of its customers’ financial condition and generally does not require collateral. SupportSoft maintains reserves for credit losses, and such losses have been within management’s expectations. If the financial condition of SupportSoft’s customers were to deteriorate, resulting in an impairment of their ability to make payments, additional reserves may be required. At June 30, 2005 and December 31, 2004, the Company had reserves for credit losses of $263,000 and $447,000, respectively. At June 30, 2005 , two customers accounted for 10% or more of our total accounts receivable, net. At December 31, 2004, three different customers accounted for 10% or more of our total accounts receivable, net. At June 30, 2005, two customers in aggregate accounted for approximately 36% of total accounts receivable, net. At December 31, 2004, three different customers in aggregate accounted for approximately 62% of total accounts receivable, net.

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

At June 30, 2005, goodwill was $9.8 million, and other identifiable intangible assets, net were $4.5 million. We assess the impairment of goodwill annually or more often if events or changes in circumstances indicate that the carrying value may not be recoverable. We assess the impairment of acquired product rights and other identifiable intangible assets whenever events or changes in circumstances indicate that its carrying amount may not be recoverable. An impairment loss would be recognized when the sum of the undiscounted future net cash flows expected to result from the use of the asset and its eventual disposition is less than its carrying amount. Such impairment loss would be measured as the difference between the carrying amount of the asset and its fair value. The estimate of cash flow is based upon, among other things, certain assumptions about expected future operating performance and an appropriate discount rate determined by our management. Our estimates of discounted cash flows may differ from actual cash flows due to, among other things, economic conditions, changes to the business model or changes in operating performance. If we change our estimates, material differences may result in write-downs of net long-lived and intangible assets, which would be reflected by charges to our operating results for any period presented. We plan to test for impairment during the third quarter of each year, or earlier if indicators of impairment exist.

Net Income Per Share

Basic and diluted net income (loss) per share are presented in accordance with Statement of Financial Accounting Standards No. 128, “Earnings per Share” (“SFAS 128”), for all periods presented. In accordance with SFAS 128, basic and diluted net loss per share have been computed using the weighted-average number of common shares outstanding during the period, less shares subject to repurchase.

The following table sets forth the computation of basic and diluted net income per share (in thousands, except per share data):

	Three months ended June 30,		Six months ended June 30,
	2005	2004	2005	2004
Net income	$2,132	$4,670	$3,365	$8,425

Basic:
Weighted-average shares of common stock outstanding	42,904	42,275	42,871	42,112
Less: Weighted-average shares subject to repurchase	—	—	—	—

Shares used in computing basic net income per share	42,904	42,275	42,871	42,112

Basic net income per share	$0.05	$0.11	$0.08	$0.20

Diluted:
Weighted-average shares of common stock outstanding	42,904	42,275	42,871	42,112
Add: Common equivalent shares outstanding	1,567	3,251	1,784	3,757

Shares used in computing diluted net income per share	44,471	45,526	44,655	45,869

Diluted net income per share:	$0.05	$0.10	$0.08	$0.18

Stock-Based Compensation

SupportSoft accounts for stock-based compensation using the intrinsic value method prescribed in Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”), and has adopted the disclosure only alternative of

Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation” (“SFAS 123”). Under APB Opinion No. 25, SupportSoft does not recognize compensation expense with respect to such awards if the exercise price equals or exceeds the fair value of the underlying security on the date of grant and other terms are fixed. Any deferred stock compensation calculated according to APB 25 is amortized over the vesting period of the individual options, generally four years, using the accelerated method. This method provides for expensing of portions of the overall awards at interim dates and results in greater expensing in earlier years than the straight-line method.

For purposes of pro forma disclosures pursuant to SFAS 123 as amended by SFAS 148, the estimated fair value of options and employee stock purchase program shares (“ESPP”) are based on the Black-Scholes valuation model and are amortized to expense over the vesting period of the options using the accelerated method. The effects of applying SFAS 123 for pro forma disclosures may not be representative of the effects on reported net income or loss for future years.

SupportSoft’s pro forma information follows (in thousands, except per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
Net income	$2,132	$4,670	$3,365	$8,425
Deduct: Total stock-based employee compensation expense determined under the fair value based method for all awards	(2,114)	(2,169)	(4,055)	(4,252)
Deduct: Total ESPP-based compensation expense determined under the fair value based method for all awards	(148)	(178)	(313)	(332)

Pro forma net income (loss)	$(130)	$2,323	$(1,003)	$3,841

Basic net income (loss) per share:
As reported	$0.05	$0.11	$0.08	$0.20

Pro forma	$0.00	$0.05	$(0.02)	$0.09

Diluted net income (loss) per share:
As reported	$0.05	$0.10	$0.08	$0.18

Pro forma	$0.00	$0.05	$(0.02)	$0.08

The following assumptions were used:

Employee and Director Stock Options	Three months end June 30,		Six months end June 30,
	2005	2004	2005	2004
Risk-free interest rate	3.81%	3.55%	3.69%	2.81%
Expected life (years)	4.0	4.0	4.0	4.0
Volatility	79.0%	84.2%	80.8%	68.1%
Dividend Yield	0.0%	0.0%	0.0%	0.0%

Employee Stock Purchase Plan	Three months end June 30,		Six months end June 30,
	2005	2004	2005	2004
Risk-free interest rate	1.50% – 3.12%	1.05% – 2.29%	3.0% – 3.12%	1.05% – 2.29%
Expected life (years)	0.5 – 2.0	0.5 – 2.0	0.5 – 2.0	0.5 – 2.0
Volatility	74.7%	86.7%	77.4%	74.9%
Dividend Yield	0.0%	0.0%	0.0%	0.0%

In December 2004, the FASB issued SFAS No. 123 (revised 2004), “Share-Based Payment” (SFAS 123R), which replaces SFAS No.

123, “Accounting for Stock-Based Compensation” (SFAS 123) and supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees.” SFAS 123R also amends SFAS No. 95, “Statement of Cash Flows,” to require that tax benefits from stock option exercises be classified as a financing activity, instead of an operating activity, on the statement of cash flows. SFAS 123R requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values, beginning with the first annual period after June 15, 2005. The pro forma disclosures previously permitted under SFAS 123 will no longer be an alternative to financial statement recognition. We are required to adopt SFAS 123R in our first quarter of 2006, beginning January 1, 2006. Under SFAS 123R, we must determine the appropriate fair value model to be used for valuing share-based payments, the amortization method for recognizing compensation cost, and the transition method to be used at the date of adoption. The transition methods include prospective and retroactive adoption options. Under the retroactive option, prior periods may be restated either as of the beginning of the year of adoption or for all periods presented. The prospective method requires that compensation expense be recorded for all unvested stock options and restricted stock at the beginning of the first quarter of adoption of SFAS 123R, whereas under the retroactive method we would record compensation expense for all prior years. At this time we are unable to quantify the effect of adoption of SFAS 123R. We are evaluating the requirements of SFAS 123R and expect that the adoption of SFAS 123R on January 1, 2006 will have a material effect on SupportSoft’s consolidated results of operations and earnings per share.

Warranties and Indemnifications

SupportSoft generally provides a warranty for its software products and services to its customers and accounts for its warranties under the FASB’s Statement of Financial Accounting Standards No. 5, “Accounting for Contingencies” (“FAS No. 5”). Warranty periods can vary from customer to customer but our standard warranty period is 90 days. In the event there is a failure of the product in breach of such warranties, SupportSoft generally is obligated to correct the product or service to conform to the warranty provision or, if SupportSoft is unable to do so, the customer is entitled to seek a refund of the purchase price of the product or service. SupportSoft did not provide for a warranty accrual as of June 30, 2005 or December 31, 2004. To date, SupportSoft’s product warranty expense has not been significant.

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

The following are the components of comprehensive income (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2005	2004	2005	2004
Net income	$2,132	$4,670	$3,365	$8,425
Net unrealized gain (loss) on available-for-sale securities	67	(410)	96	(378)
Foreign currency translation gains (losses)	(314)	(91)	(443)	74

Comprehensive income	$1,885	$4,169	$3,018	$8,121

The components of accumulated other comprehensive income relate entirely to translation adjustment gains and losses and unrealized gains and losses on available-for-sale securities.

(3) Income Taxes

We recorded a provision for income taxes of approximately $137,000 and $253,000 for the three and six months ended June 30, 2005, respectively. For the three and six months ended June 30, 2004, we recorded a provision for income taxes of approximately $592,000 and $1.1 million, respectively. The effective rate used to record the provision for income taxes in the three and six months ended June 30, 2005 and the three and six months ended June 30, 2004 differed from the expected US federal statutory rate primarily due to the utilization of previously unbenefited net operating losses.

As of June 30, 2005, our deferred tax assets are fully offset by a valuation allowance because we expect that it is more likely than not that all deferred tax assets will not be realized in the foreseeable future. The Financial Accounting Standards Board’s Statement of Financial Accounting Standards No. 109 “Accounting for Income Taxes,” provides for the recognition of deferred tax assets if realization of such assets is more likely than not. Based upon the weight of available evidence, which includes SupportSoft’s historical operating performance, reported cumulative net losses since inception and difficulty in accurately forecasting our future results, the Company provided a full valuation allowance against its net deferred tax assets. We reassess the need for our valuation allowance on a quarterly basis.

(4) Contingencies

Between December 9, 2004 and January 21, 2005, several purported securities class action suits were filed in the United States District Court for the Northern District of California against the Company, its CEO, Radha R. Basu, and its CFO, Brian M Beattie. These actions were consolidated on March 22, 2005 as In re SupportSoft, Inc. Securities Litigation, Civil Action No.: c 04-5222 SI. The consolidated complaint alleges generally violations of certain federal securities laws and seek unspecified damages on behalf of a class of purchasers of the Company’s common stock between January 20, 2004 and October 1, 2004. Plaintiffs allege, among other things, that defendants made false and misleading statements concerning the Company’s business and guidance for the third quarter 2004, purportedly violating Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 and Rule 10b-5 promulgated thereunder. On July 15, 2005, the Court granted our motion to dismiss the Complaint with leave to amend the Complaint. The plaintiffs must file their First Amended Complaint on or before August 19, 2005. While we cannot predict with certainly the outcome of the litigation, we believe that the claims against us and our officers are without merit.

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

We are required to make periodic filings in the states where we are deemed to have a presence for tax purposes. We have undergone state audits in the past and have paid assessments arising from these audits. To date, such amounts have not been material. We evaluate estimated losses that could arise from similar assessments in accordance with Statement of Financial Accounting Standard No. 5, “Accounting for Contingencies.” We consider such factors as the degree of probability of an unfavorable outcome and the ability to make a reasonable estimate of the amount of loss. An estimated loss is accrued if the information available indicates that it is probable that a liability has been incurred and the amount of the liability can be reasonably estimated.

(5) Reclassifications of Previously Reported Financial Information

We have reclassified certain amounts in the consolidated statement of cash flows for the six months ended June 30, 2004 to conform to current presentation. Amortization of royalties paid to third-party vendors of $47,000 have been reclassified from other assets within investing activities to other long-term assets within operating activities for the six months June 30, 2004.

We have reclassified certain amounts in the consolidated statement of cash flows for the six months ended June 30, 2004 to conform to current presentation. Market auction municipal bonds of $14.9 million have been reclassified from cash equivalents to short-term investments at June 30, 2004. Due to this reclassification, net cash used in investing activities increased by $14.9 million for the six months ended June 30, 2004.

(6) Capital Stock

On April 27, 2005, the Company’s board of directors authorized the repurchase of up to 2,000,000 outstanding shares of the Company’s common stock. In the second quarter of 2005, the Company repurchased 192,598 shares of outstanding common stock at a cost of $922,294 or an average cost of $4.76 per share, excluding commissions. As of June 30, 2005, the maximum number of shares remaining that can be repurchased under this program was 1,807,402.

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

This report on Form 10-Q contains forward-looking statements. These statements relate to our, and in some cases our customers’, future plans, objectives, expectations, intentions and financial performance, as well as statements as to our intent to invest in product development and technologies, including products for the broadband data, VoIP and digital video services provided by digital service providers and endpoint management and service automation for enterprises, our intent to expand our international operations, pursue international digital service providers, and to expand our employee base and build our sales, marketing, customer support, technical and operational resources, the possibility of expanding by acquiring complementary businesses, the anticipated percentage of total revenue that ratable licensing arrangements, perpetual licensing arrangements and professional services may constitute in future periods, the expectation that license revenue from ratable arrangements and revenue from services will vary from period to period as a percentage of total revenue, expected cash flows, the adequacy of capital resources, the expectation that internally developed applications will continue to be a principal source of competition, the ability to compete and respond to technological change and the acceptance and performance of our products and services and our belief as to the merits or potential outcome of any litigation. In some cases, you can identify forward-looking statements because we use terms such as anticipates, believes, continue, could, enable, estimates, expects, intends, may, plans, potential, predicts, should or will or the negative of those terms or other comparable words. These statements involve risks and uncertainties that may cause our actual results, activities or achievements to be materially different from those expressed or implied by these statements. These risks and uncertainties include those listed under Factors that May Affect Future Results and Management’s Discussion and Analysis of Financial Condition and Results of Operations.

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

The majority of our revenues consist of software license fees. We license our software under perpetual and term licenses. We recognize revenue from perpetual licenses at one point in time, or several points in time in the event payment terms are beyond our normal practice. We refer to this type of revenue as “immediate” revenue. We recognize revenue from term licenses ratably over the length of the agreement with the customer. We refer to this type of revenue as “ratable” revenue. In some cases, however, perpetual licenses result in “ratable” revenue. For example, if a customer purchases a technology subscription to unspecified future products, the revenue would be taken ratably over the length of the subscription period. Most of the ratable license revenue recognized in the first half of 2005 related to license arrangements from previous periods. Most new license arrangements so far in 2005 have resulted in, and in future will likely result in, immediate rather than ratable license revenue.

We also derive revenue from consulting and training services and maintenance and support. Maintenance and support fees relating to perpetual software licenses result in ratable revenue over the length of the maintenance and support term. Our consulting and training services, which are generally recognized over time or based on achievement of milestones as services are performed but not necessarily evenly each month, are also included in our definition of ratable revenue. Among the many factors we use in evaluating our business, we consider the mix of ratable revenue and immediate revenue for visibility into our future revenue.

Our total revenues increased by 1% for the quarter ended June 30, 2005 over the same quarter in 2004. Total revenue for the six months ended June 30, 2005 increased 2% over the comparable period in 2004. License revenues for the three and six months ended June 30, 2005 declined over the comparable periods in 2004 by $2.1 million and $4.4 million, respectively. Service revenues increased for the three and six months ended June 30, 2005 over the comparable periods in 2004 by $2.2 million and $4.9 million, respectively. The decrease in license revenue was due in part to a large ratable license arrangement included in the first and second quarters of 2004 that was fully recognized by August 2004, and therefore was not included in the comparable periods in 2005. License revenues from this arrangement included in the three and six months ended June 30, 2004 were $1.5 million and $3.0 million, respectively. Additionally included in license revenue for the three and six months ended June 30, 2005 is $2.5 million related to the payment of an obligation originally due next year from a customer that had disclosed that it may not have sufficient funding to meet its cash requirements in 2006. The Company negotiated an accelerated payment with the customer to eliminate any potential credit risk. Services revenue increased year-over-year due to additional consulting services for new and existing customers and increased maintenance revenue associated with more perpetual licensing arrangements. To address the decrease in license revenue, we intend to pursue various initiatives. For example, we intend to continue to invest in product development and technologies to enhance our current products and to develop new products, including products for the broadband data, VoIP and digital video services provided by digital service providers, and endpoint management and service automation for enterprise employees, customers and partners. We may seek to acquire other businesses that possess products, technology, or operations that are complementary to our existing operations. However, the process of integrating an acquired business, technology, service or product into our business and operations may result in additional risks, including unforeseen operating difficulties and expenditures.

We also intend to continue to expand our operations on several fronts. We intend to invest in the expansion of our international operations and to aggressively pursue international digital service providers, as well as other customer types, in these international markets.

However, we cannot provide assurances that these initiatives will grow our license revenues or that our financial performance will not be affected by other factors, such as a slowdown in enterprise IT spending or a decrease in the demand for enterprise software. Competitive pressures, including from new competitors or alliances or mergers among competitors, could reduce our market share or require us to reduce the price of products and services, thereby also impacting our operating results. Furthermore, we typically derive a portion of our revenue each quarter from a number of orders received in the last month of a quarter. If we fail to close orders expected to be completed toward the end of a quarter, particularly if these orders are for perpetual licenses or large customer orders, our quarterly results would suffer. In conjunction with this, as further described under results of operations, immediate license revenue is becoming a larger percentage of our total revenue, which results in less ratable license revenue and more dependence on a few customers for a substantial portion of our license revenue in any single quarter.

Total costs and operating expenses for the three and six months ended June 30, 2005 increased by approximately 28% over the comparable periods in 2004 reflecting the ongoing costs from our acquisition of Core Networks, our initiatives to expand our operations in all areas of the business, including professional services, research and development and sales and marketing. The increase in operating expenses in the first half of 2005 also reflects increased costs associated with Sarbanes-Oxley compliance and legal fees.

Diluted earning per share decreased to $0.05 and $0.08 in the three and six month periods ended June 30, 2005 from $0.10 and $0.18 in the comparable periods of 2004, reflecting the increased costs and expenses to expand our operations.

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

Revenue Recognition

We recognize revenue in accordance with current generally accepted accounting principles that have been prescribed for the software industry. Revenue recognition requirements in the software industry are very complex and are subject to change. Our revenue recognition policy is one of our critical accounting policies because revenue is a key component of our results of operations and is based on complex rules which require us to make judgments. In applying our revenue recognition policy we must determine which portions of our revenue are recognized currently and which portions must be deferred. In order to determine current and deferred revenue, we make judgments with regard to future services and the appropriate pricing for those services. We also make judgments as to whether future services are essential to the functionality of other elements of the software arrangement. Our assumptions and judgments regarding future services could differ from actual events.

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

At June 30, 2005, goodwill was $9.8 million, and other identifiable intangible assets were $4.5 million. We assess the impairment of goodwill annually or more often if events or changes in circumstances indicate that the carrying value may not be recoverable. An impairment loss would be recognized when the sum of undiscounted future net cash flows expected to result from the use of the asset and its eventual disposition is less than the carrying value. Such impairment loss would be measured as the difference between the carrying amount of the asset and its fair value. The estimate of cash flow is based upon, among other things, certain assumptions about expected future operating performance and an appropriate discount rate determined by our management. Our estimates of discounted cash flows may differ from actual cash flows due to, among other things, economic conditions, changes to the business model or changes in operating performance. If we change our estimates, material differences may result in write-downs of net long-lived and intangible assets, which would be reflected by charges to our operating results for any period presented. We plan to test for impairment during the third quarter of each year, or earlier if indicators of impairment exist.

RESULTS OF OPERATIONS

The following table sets forth the results of operations for the three and six months ended June 30, 2005 and 2004 expressed as a percentage of total revenue.

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
Revenue:
License fees	55%	68%	55%	70%
Services	45	32	45	30

Net revenue	100	100	100	100

Costs and expenses:
Cost of license fees	1	1	1	1
Cost of services	22	15	22	14
Amortization of intangible assets	2	—	1	—
Research and development	17	13	18	14
Sales and marketing	37	34	39	37
General and administrative	12	9	13	9

Total costs and expenses	91	72	94	75

Income from operations	9	28	6	25
Interest and other income, net	4	3	5	4

Income before income taxes	13	31	11	29
Provision for income taxes	(1)	(3)	(1)	(3)

Net income	12%	28%	10%	26%

Three and Six Months Ended June 30, 2005

Revenue

We generate revenue primarily from software licenses and related services. We offer our products through a combination of direct sales, managed service providers, and resellers.

License fees. License fees decreased to $9.3 million for the three months ended June 30, 2005 from $11.5 million for the three months ended June 30, 2004 and to $18.3 million for the six months ended June 30, 2005 from $22.7 million for the six months ended June 30, 2004. Included in license revenues for the three and six months ended June 30, 2005 is $2.5 million related to the payment of an obligation originally due next year from a customer that had disclosed that it may not have sufficient funding to meet its cash requirements in 2006. The Company negotiated an accelerated payment with the customer to eliminate any potential credit risk. The year-over-year decreases in license revenues reflected fewer large new licensing transactions in 2005. In addition, the decrease in license revenues was due in part to a large ratable license arrangement included in the first and second quarters of 2004 that was fully recognized by August 2004, and therefore was not included in the comparable periods in 2005. License revenues from this arrangement included in the three and six month periods ended June 30, 2004 were $1.5 million and $3.0 million, respectively. Most of our recent customer contracts have been for perpetual licenses which generally result in immediate license revenues, therefore the percentage of total revenues from ratable license revenues has been decreasing. For the three and six month periods ended June 30, 2005, ratable license revenues represented approximately 5% of total revenues. For the three and six month periods ended June 30, 2004, ratable license revenues represented 18% and 21% of total revenues, respectively. Most of the ratable license revenue recognized in the first half of 2005 related to license arrangements from previous periods. Most new license arrangements so far in 2005 have resulted in, and in the future will most likely result in immediate rather than ratable license revenue.

Services revenue. Services revenue increased to $7.7 million for the three months ended June 30, 2005 from $5.4 million for the three months ended June 30, 2004 and to $14.8 million for the six months ended June 30, 2005 from $9.9 million for the six months ended June 30, 2004. Services revenue increased year-over-year due to additional implementation services provided to new and existing customers and increased maintenance revenue associated with more perpetual licensing arrangements.

Revenue from customers outside the United States accounted for approximately 16% and 23% of our total revenues for the three and six month periods ended June 30, 2005, compared with 8% and 10% for the three and six month periods ended June 30, 2004. Most of our international revenues have come from customers in Europe.

Although the percentage of revenue we recognize in the future from ratable licensing arrangements will vary from period to period, we currently anticipate that revenue from such arrangements will represent 5% to 10% total revenue for all of 2005. We anticipate that revenue we recognize on an immediate basis from perpetual licensing arrangements will be approximately 50% to 55% of total revenue for 2005. Although the percentage of revenue we recognize in the future from services will vary from period to period, we currently anticipate that revenue from services will represent approximately 40% to 45% of total revenue for 2005.

Cost of license fees

Cost of license fees consists primarily of costs related to third-party royalty fees under license arrangements for technology embedded into our products. Cost of license fees increased to $127,000 in the three months ended June 30, 2005 from $69,000 in the three months ended June 30, 2004. Cost of license fees increased to $317,000 for the six months ended June 30, 2005 from $163,000 for the same period in 2004. These year-over-year increases were due primarily to third party software licenses resold with our products.

Cost of services

Cost of services consists primarily of compensation costs, travel costs, related overhead expenses for professional services personnel and payments made to third parties for subcontracted consulting services. Cost of services increased to $3.8 million for the three months ended June 30, 2005 from $2.5 million for the three months ended June 30, 2004. Cost of services for the six months ended June 30, 2005 increased to $7.1 million from $4.6 million for the same period in 2004. These year-over-year increases were due primarily to increases in salary and related expenses and travel expenses as a result of increases in professional services personnel as well as increases in the use of third party consultants to address customer demand for our professional services.

Amortization of intangible assets

Amortization of intangible assets was $272,000 for the three months ended June 30, 2005 and zero for the three months ended June 30, 2004. Amortization of intangible assets was $544,000 for the six months ended June 30, 2005 and zero for the same period in 2004. The increase in amortization of intangible assets was due to the Core Networks acquisition which was effective as of September 2, 2004.

Operating Expenses

Research and development. Research and development costs are expensed as incurred. Research and development expense consists primarily of compensation costs, consulting expenses and related overhead costs for research and development personnel. Research and development expense increased to $2.9 million for the three months ended June 30, 2005 from $2.2 million for the three months ended June 30, 2004. Research and development expense increased to $5.8 million for the six months ended June 30, 2005 from $4.7 million for same period in 2004. Year-over-year increases were due to increases in salary and related expenses, primarily due to the addition of former Core Networks employees and related overhead costs, partially offset by lower third-party consulting costs.

Sales and marketing. Sales and marketing expense consists primarily of compensation costs, including salaries, sales commissions and related overhead costs for sales and marketing personnel and promotional expenses, including public relations, advertising and trade shows. Sales and marketing expense increased to $6.2 million for the three months ended June 30, 2005 from $5.8 million for the three months ended June 30, 2004. Sales and marketing expense increased to $13.1 million for the six months ended June 30, 2005 from $12.1 million for the same period in 2004. These changes were due primarily to increases in salary and related expenses, international marketing events, and travel expenses.

General and administrative. General and administrative expense consists primarily of compensation costs and related overhead costs for administrative personnel and professional fees for legal, accounting and other professional services. General and administrative expense increased to $2.1 million for the three months ended June 30, 2005 from $1.6 million for the three months ended June 30, 2004. General and administrative expense increased to $4.3 million for the six months ended June 30, 2005 from $2.8 million for the same period in 2004. These year-over-year increases were due primarily to increases in fees for professional services related to Sarbanes-Oxley compliance and legal fees related to a class action lawsuit.

Interest income and other, net. Interest income and other, net increased to $683,000 for the three months ended June 30, 2005 from $460,000 for the three months ended June 30, 2004. Interest income and other net, increased to $1.6 million for the six months ended June 30, 2005 from $1.2 million for the same period in 2004. These year-over-year increases were due primarily to an increase in other income resulting from the receipt of overdue payments from one customer in 2005 and to a lesser extent an increase in interest rates on securities held in our short-term investment portfolio.

Income tax expense. The income tax expense decreased to $137,000 for the three months ended June 30, 2005 from $592,000 for the three months ended June 30, 2004. The income tax expense decreased to $253,000 for the six months ended June 30, 2005 from $1.1 million for the same period in 2004. The income tax expense recorded for the three and six month periods ended June 30, 2005 reflects a decrease from the same periods in 2004 due to lower pre-tax income in 2005 as compared to 2004 and the projected utilization of previously unbenefited net operating losses in 2005 that were not available for utilization in 2004 due to limitations under Section 382 of the Internal Revenue Code. The effective rate used to record the provision for income taxes in the three and six months ended June 30, 2005 and the three and six months ended June 30, 2004 differed from the expected US federal statutory rate primarily due to the utilization of previously unbenefited net operating losses.

Each quarter, we evaluate the realizability of our deferred tax assets. At June 30, 2005, we recorded a full valuation allowance against our deferred tax assets based on the realization criteria outlined in the applicable accounting literature. Amongst other important factors, SupportSoft has considered and will continue to consider its history of earnings and its ability to generate pre-tax income in the future. Giving appropriate consideration to all the relevant factors and assuming we perform as we expect in the future, we believe the release of a portion of our valuation allowance will be appropriate at some point in the future. This would result in an income tax benefit within the statement of operations in the period of adjustment.

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

Operating Activities

Net cash provided by operating activities was $349,000 and $5.1 million for the six months ended June 30, 2005 and 2004, respectively. Net cash provided by operating activities for the six months ended June 30, 2005 was primarily the result of net income of $3.4 million for the period and a decrease in prepaids and other current assets of $1.3 million, partially offset by a decrease in deferred revenue of $4.4 million. Net cash generated by operating activities for the six months ended June 30, 2004 was primarily the result of net income of $8.4 million, amounts included in net income that do not require the use of cash including depreciation and amortization of fixed assets of $494,000, amortized deferred compensation of $183,000, and other items of $392,000, an increase in prepaids and other current assets of $1.2 million, an increase in accrued compensation of $208,000, and an increase other accrued liabilities of $1.4 million, offset by an increase in accounts receivable, net, of $1.4 million, and a decrease in deferred revenue of $5.7 million.

Investing Activities

Net cash provided by/(used in) investing activities was $12.8 million and $(4.4) million for the six months ended June 30, 2005 and 2004, respectively. Net cash provided by investing activities for the six months ended June 30, 2005, was due primarily to the sale and maturity of $52.3 million of short term investments, offset by purchases of $38.7 million in short-term investments. Net cash used in investing activities for the six months ended June 30, 2004, was due primarily to purchases on short term investments of $77.7 million, partially offset by sales and maturities of short term investments of $73.8 million. Purchases of property and equipment were $824,000 and $543,000 for the six months ended June 30, 2005 and 2004, respectively.

Financing Activities

Net cash generated by financing activities was $342,000 and $2.6 million for the six months ended June 30, 2005 and 2004, respectively, and results primarily from the purchase of common stock under the employee stock purchase plan and the exercise of employee stock options. On April 27, 2005, the Company’s board of directors authorized the repurchase of up to 2,000,000 outstanding shares of the Company’s common stock. In the second quarter of 2005, the Company repurchased 192,598 shares of outstanding common stock at a cost of $922,294 or an average cost of $4.76 per share, excluding commissions. As of June 30, 2005, the maximum number of shares remaining that can be repurchased under this program was 1,807,402.

Working Capital and Capital Expenditure Requirements

At June 30, 2005, we had stockholders’ equity of $131.0 million and working capital of $115.5 million. Included as a reduction to working capital is deferred revenue of $11.1 million, which will not require dollar for dollar of cash to settle, but will be recognized as revenue in the future. We believe that our existing cash balances will be sufficient to meet our working capital and stock repurchase requirements, as well as our planned capital expenditures for at least the next 12 months.

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

We license our software under perpetual and term licenses. Under perpetual licenses, we generally recognize all of the revenue from a customer at one point in time, which is immediately upon delivery of our product under the terms of the agreement. Under term licenses, we generally recognize revenue ratably over the length of the agreement with the customer. Perpetual licenses with an “immediate” recognition of revenue represent most of our business and as a result, we will experience less predictability in future results due to our recognition of all or significant portions of the license fees as revenue at the time we enter into these perpetual license arrangements. In addition, we typically derive a significant portion of our total revenue each quarter from a number of orders received in the last month of a quarter. If we fail to close orders expected to be completed toward the end of a quarter, particularly if these orders are for perpetual licenses with immediate revenue, or if there is any cancellation of or delay in the closing of orders, particularly any large customer orders, our quarterly results would suffer.

Because a small number of customers have historically accounted for and may in future periods account for substantial portions of our revenue, our revenue could decline because of delays of customer orders.

A small number of customers have historically accounted for, and may in future periods account for, substantial portions of our revenue. For the three months ended June 30, 2005, two customers each accounted for 10% or more of our total revenue. These two customers individually accounted for 25% and 14% of our total revenue during this period, respectively. For the six months ended June 30, 2005, one of these customers accounted for 14% of our total revenues. Because a small number of customers are likely to continue to account for a significant portion of our revenue in any given quarter, our revenue could decline because of the loss or delay of a single customer order. We may not obtain new customers. The failure to obtain new customers, particularly customers that purchase perpetual licenses, the loss or delay of customer orders and the failure of existing customers to renew licenses or pay ongoing fees when due would harm our operating results.

We may not maintain or increase our profitability.

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

We have evaluated our “disclosure controls and procedures” as such term is defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as well as our internal control over financial reporting as required by Section 404 of the Sarbanes-Oxley Act of 2002. Our independent registered public accounting firm has performed a similar evaluation of our internal control over financial reporting. Effective controls are necessary for us to provide reliable financial reports and effectively prevent fraud. If we cannot provide reliable financial reports or prevent fraud, our operating results could be harmed. As of December 31, 2004, we concluded that we had deficiencies in our internal control over financial reporting that constituted two material weaknesses, as further described in Item 4, Controls and Procedures. We have implemented corrective actions, which we believe have remediated or will remediate these deficiencies. However, we cannot be certain that these measures will maintain adequate controls over our financial processes and reporting in the future. If these actions are not successful in addressing these material weaknesses or if other weaknesses are identified, our ability to report our financial results on a timely and accurate basis may be adversely affected. In addition, if we cannot establish effective internal control over financial reporting and disclosure controls and procedures, investors may lose confidence in our reported financial information, which could have a negative effect on the trading price of our common stock.

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

If our existing customers do not renew maintenance services or term licenses or purchase additional products, our operating results could suffer.

Historically, we have derived, and expect to continue to derive, a significant portion of our total revenue from existing customers who purchase additional products or renew term licenses and maintenance services. Our customers may not renew maintenance services or term licenses or purchase additional products and may not expand their use of our products. In addition, as we introduce new products, our current customers may not require or desire the functionality of our new products and may not ultimately purchase these products. If our customers do not renew maintenance services or term licenses or do not purchase additional products, our revenue levels and operating results could suffer.

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

We may engage in investments or acquisitions or other strategic matters that could divert management attention and prove difficult to integrate with our business and technology.

We may engage in acquisitions of other companies, products or technologies or in other strategic initiatives. If we fail to integrate successfully any future acquisitions, or the technologies associated with such acquisitions, into our company, or if we fail to consummate various strategic initiatives, the revenue and operating results of the combined company could decline. The process of integrating businesses, technologies, services or products may result in unforeseen operating difficulties and expenditures. Acquisitions involve a number of other potential risks to our business, including the following:

•	potential adverse effects on our operating results, including unanticipated costs and liabilities, unforeseen accounting charges or fluctuations resulting from failure to accurately forecast the financial impact of an acquisition;

•	failure to integrate products or technologies with our existing products, technologies and business model;

•	failure to integrate management information systems, personnel, research and development and marketing, sales and support operations;

•	potential loss of key employees;

•	diversion of management’s attention from other business concerns and disruption of our ongoing business;

•	difficulty in maintaining controls and procedures;

•	potential loss of customers;

•	uncertainty on the part of our existing customers about our ability to operate on a combined basis;

•	failure to realize the potential financial or strategic benefits of the acquisition; and

•	failure to successfully further develop the combined technology, resulting in the impairment of amounts capitalized as intangible assets.

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

Accounting standards groups and regulators are actively re-examining various accounting policies, guidelines and interpretations related to revenue recognition, expensing stock options, income taxes, investments in equity securities, facilities consolidation, accounting for acquisitions, allowance for doubtful accounts and other financial reporting matters. These standards groups and regulators could promulgate interpretations and guidance that could result in material and potentially adverse changes to our business practices and accounting policies.

Accounting rules relating to employee stock option grants, have recently been revised. The Financial Accounting Standards Board and other agencies have finalized changes to U.S. generally accepted accounting principles that will require us, starting in our first quarter of 2006, to record a charge to earnings for employee stock option grants and other equity incentives. We may have significant and ongoing accounting charges resulting from option grant and other equity incentive expensing that will reduce our overall net income. In addition, since we historically have used equity-related compensation as a component of our total employee compensation program, the accounting change could make the use of equity-related compensation less attractive to us and therefore make it more difficult to attract and retain employees.

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

As of June 30, 2005, we held $30.0 million in cash and cash equivalents consisting of highly liquid investments having original maturity dates of no more than 90 days. Declines of interest rates over time would reduce our interest income from our highly liquid short-term investments. Based upon our balance of cash and cash equivalents, a decrease in interest rates of 100 basis points would cause a corresponding decrease in our annual interest income of approximately $300,000. Due to the nature of our highly liquid cash equivalents, a change in interest rates would not materially change the fair market value of our cash and cash equivalents.

As of June 30, 2005, we held $90.0 million in short-term investments, which consisted primarily of money market funds held by large institutions in the U.S., municipal bonds and commercial paper, and our short-term investments were primarily invested in corporate bonds, government debt securities maturing in less than eighteen months and auction backed securities resetting in less than forty-five days. The weighted average interest rate of our portfolio was approximately 2.97% at June 30, 2005. A decline in interest rates over time would reduce our interest income from our short-term investments. A decrease in interest rates of 100 basis points would cause a corresponding decrease in our annual interest income of approximately $900,000. Due to the nature of our highly liquid cash equivalents, a change in interest rates would not materially change the fair market value of our short-term investments.

ITE M 4: CONTROLS AND PROCEDURES.

Evaluation of disclosure controls and procedures.

We maintain “disclosure controls and procedures,” as such term is defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”), that are designed to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in Securities and Exchange Commission rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating our disclosure controls and procedures, management recognized that disclosure controls and procedures, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the disclosure controls and procedures are met. Our disclosure controls and procedures have been designed to meet, and management believes they meet, reasonable assurance standards. Additionally, in designing disclosure controls and procedures, our management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible disclosure controls and procedures. The design of any disclosure controls and procedures also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.

As previously reported in the Company’s Annual Report on Form 10-K, as of December 31, 2004, the Company noted two material weaknesses in its internal controls over financial reporting. As of June 30, 2005, the Company had remediated one of the material weaknesses and had implemented new controls to address the other material weakness. As of June 30, 2005, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were not effective due to the remaining material weakness in its internal controls over financial reporting. The material weaknesses as of December 31, 2004 and the Company’s completed and continuing remediation of such weaknesses are described below.

As of December 30, 2004:

1.	We identified a material weakness for insufficient controls over the review, approval, and accounting for stock option modifications in connection with employee terminations.

2.	We identified the following insufficient internal controls, which relate to certain areas of our financial statement close process and constitute a material weakness in the aggregate.

a.	Insufficient controls over the preparation and review of the Company’s spreadsheet detail used to account for prepaid commissions.

b.	Insufficient controls over the review and accounting for a third party services consulting payment.

c.	Insufficient controls over the classification of auction rate securities as cash equivalents on the balance sheet due to management’s reliance on its broker statements which lacked sufficient details to identify such securities.

Changes in internal control over financial reporting.

In response to the material weaknesses identified, the Company instituted several new internal controls in order to remediate the weaknesses:

1.	In January 2005, management instituted a control procedure which requires non-standard terminations of personnel to be reviewed and approved by our legal and finance organization(s).

The Company has evaluated the operating effectiveness of this control during the three and six months ended June 30, 2005 and believes that this material weakness was remediated as of June 30, 2005.

2.	In the first quarter of 2005, we supplemented our financial statement close process by adding additional review procedures to address the identified deficiencies.

The Company believes the additional controls will be effective in remediating this material weakness. We have monitored the operating effectiveness of these controls for the three and six months ended June 30, 2005 and plan to continue to evaluate these controls over the next several months.

Other than the changes described above there was no significant change in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) identified in connection with the evaluation described above that occurred during the period covered by this quarterly report that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PAR T II: OTHER INFORMATION

I TEM 1. LEGAL PROCEEDINGS.

Between December 9, 2004 and January 21, 2005, several purported securities class action suits were filed in the United States District Court for the Northern District of California against the Company, its CEO, Radha R. Basu, and its CFO, Brian M Beattie. These actions were consolidated on March 22, 2005 as In re SupportSoft, Inc. Securities Litigation, Civil Action No.: c 04-5222 SI. The consolidated complaint alleges generally violations of certain federal securities laws and seek unspecified damages on behalf of a class of purchasers of the Company’s common stock between January 20, 2004 and October 1, 2004. Plaintiffs allege, among other things, that defendants made false and misleading statements concerning the Company’s business and guidance for the third quarter 2004, purportedly violating Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 and Rule 10b-5 promulgated thereunder. On July 15, 2005, the Court granted our motion to dismiss the Complaint with leave to amend the Complaint. The plaintiffs must file their First Amended Complaint on or before August 19, 2005. While we cannot predict with certainty the outcome of the litigation, we believe that the claims against us and our officers are without merit

In November 2001, a class action lawsuit was filed against us and two of our officers in the United States District Court for the Southern District of New York. The lawsuit alleged that our registration statement and prospectus dated July 18, 2000 for the issuance and initial public offering of 4,250,000 shares of our common stock contained material misrepresentations and/or omissions, related to alleged inflated commissions received by the underwriters of the offering. The defendants named in the lawsuit are SupportSoft, Radha Basu, Brian Beattie, Credit Suisse First Boston Corporation, Bear, Stearns & Co. Inc. and FleetBoston Robertson Stephens Inc. The lawsuit seeks unspecified damages as well as interest, fees and costs. Similar complaints have been filed against 55 underwriters and more than 300 other companies and other individual officers and directors of those companies. All of the complaints against the underwriters, issuers and individuals have been consolidated for pre-trial purposes before U.S. District Court Judge Scheindlin of the Southern District of New York. On June 26, 2003, the plaintiffs announced that a proposed settlement between the issuer defendants and their directors and officers had been reached. As a result of the proposed settlement, which is subject to court approval, we anticipate that our insurance carrier will be responsible for any payments other than attorneys’ fees prior to June 1, 2003. On September 2, 2003, plaintiffs’ executive committee advised the court that the lead plaintiff in the action against us was unwilling to serve as a class representative, and sought leave to seek a new class representative. On October 20, 2003, we were notified that a new class representative would be substituted into the case against us, but our attempts to formally confirm this substitution have not been successful. At a court conference on March 4, 2004, plaintiffs’ executive committee advised the court that the negotiators for plaintiffs and issuers have agreed on the terms of the settlement. During mid-2004, the plaintiffs moved for preliminary approval of the proposed settlement. After full briefing and argument, on February 15, 2005, the court issued an opinion preliminarily approving the proposed settlement, contingent upon modifications being made to one aspect of the proposed settlement— the proposed “bar order”. At a further conference on April 13, 2005, the court set a further schedule for submission of documents concerning the form and substance of class notice, and tentatively set a Rule 23 public hearing on the fairness of the proposed settlement for January 9, 2006. While we cannot predict with certainty the outcome of the litigation or whether the settlement will be approved, we believe that the claims against us and our officers are without merit.

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

ITEM 2. UNREGISTERED SALES OF EQU ITY SECURITIES AND USE OF PROCEEDS

The following table provides information about purchases by SupportSoft during the second quarter ended June 30, 2005 of equity securities that are registered by SupportSoft pursuant to Section 12 of the Exchange Act:

ISSUER PURCHASES OF EQUITY SECURITIES

Period[1]	Total Number of Shares Repurchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
04/27/05-04/30/05	0	—	—	2,000,000
05/01/05-05/31/05	192,598	$4.76	192,598	1,807,402
06/01/05-06/30/05	0	—	—	1,807,402
Total	192,598	$4.76	192,598	1,807,402

[1]	On April 27, 2005, the Board of Directors approved a share repurchase program in which the Company is authorized to repurchase up to 2,000,000 shares of its outstanding shares of common stock. Shares may be purchased in the open market or in block trades from time to time at the discretion of the Company’s management. The number of shares to be purchased and the timing of the purchases will be based on the level of cash balances, general business conditions and other factors, including alternative investment opportunities. The Company may discontinue or suspend the program at any time.

ITE M 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

At our annual meeting of stockholders on May 24, 2005, the following two proposals were voted on and approved as follows:

1. Our stockholders elected six directors to serve until our next annual meeting of stockholders, or until their successors are duly elected and qualified.

	Total Votes
Name	For	Withheld
Radha R. Basu	38,574,817	1,102,205
Manuel F. Diaz	39,295,478	381,544
Kevin C. Eichler	39,339,507	337,515
Claude M. Leglise	39,399,232	277,790
E. Scott Russell	39,335,065	341,957
James Thanos	39,398,182	278,840

2. Our stockholders ratified the appointment of Ernst & Young LLP as our independent registered public accounting firm.

Total Votes
For	38,487,338
Against	1,184,209
Abstain	5,476

ITEM 5. OTHER INFOR MATION

(a) Cash Bonus Payments for First Half of 2005

On August 3, 2005, in accordance with the criteria set forth in our 2005 Cash Bonus Plan as described in our Current Report on Form 8-K filed March 11, 2005, the Compensation Committee of the Company’s Board of Directors approved the following cash payments of the On Target Bonuses for the first half of 2005:

Executive Officer Name	Title	First Half 2005 On Target Bonus Potential	First Half 2005 Bonus Award
Radha R. Basu	Chief Executive Officer and President	$121,875	$87,751
Brian M. Beattie	Chief Financial officer and Executive Vice President of Finance and Administration	$78,000	$56,550
Scott W. Dale	Chief Technology Officer	$28,125	$18,845
Chris Grejtak	Senior Vice President of Products and Marketing and Chief Marketing Officer	$48,000	$34,080
Cadir B. Lee	Vice President of Engineering	$43,750	$31,938
John Van Siclen	Senior Vice President of Worldwide Sales and Services	$100,000	$70,000

IT EM 6. EXHIBITS.

Exhibits.

31.1	Chief Executive Officer Section 302 Certification.

31.2	Chief Financial Officer Section 302 Certification.

32.1	Statement of the Chief Executive Officer under 18 U.S.C. § 1350[1]

32.2	Statement of the Chief Financial Officer under 18 U.S.C. § 1350[1]

[1]	The certifications filed as Exhibits 32.1 and 32.2 are not deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934 and are not to be incorporated by reference into any filing of the Company under the Securities Exchange Act of 1933 or the Securities Exchange Act of 1934, whether made before or after the date hereof irrespective of any general incorporation by reference language contained in any such filing, except to the extent that the registrant specifically incorporates it by reference.

S IGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

August 8, 2005

SUPPORTSOFT, INC.

By:	/s/ BRIAN M. BEATTIE
Brian M. Beattie
Executive Vice President of Finance and
Administration and Chief Financial Officer
(Principal Financial Officer, Chief Accounting
Officer and Duly Authorized Signatory)

EXHIBIT INDEX TO SUP PORTSOFT, INC.

QUARTERLY REPORT ON FORM 10-Q

FOR THE QUARTER ENDED JUNE 30, 2005

Exhibit Number	Description
31.1	Chief Executive Officer Section 302 Certification.

31.2	Chief Financial Officer Section 302 Certification.

32.1	Statement of the Chief Executive Officer under 18 U.S.C. § 1350[1]

32.2	Statement of the Chief Financial Officer under 18 U.S.C. § 1350[1]

[1]	The certifications filed as Exhibits 32.1 and 32.2 are not deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934 and are not to be incorporated by reference into any filing of the Company under the Securities Exchange Act of 1933 or the Securities Exchange Act of 1934, whether made before or after the date hereof irrespective of any general incorporation by reference language contained in any such filing, except to the extent that the registrant specifically incorporates it by reference.