Form 10-Q
period 2005-09-30
SUPPORTSOFT INC
filed 2005-11-08
CIK 1104855

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2005

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.):    Yes  ☐    No  ☒

On November 3, 2005, 43,324,960 shares of the Registrant’s Common Stock, $0.0001 par value, were outstanding.

SUPPORTSOFT, INC.

FORM 10-Q

QUARTERLY PERIOD ENDED SEPTEMBER 30, 2005

PART I. FINANCIAL INFORMATION

ITEM 1: FINANCIAL STATEMENTS

SUPPORTSOFT, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands)

	September 30, 2005	December 31, 2004
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$19,183	$16,509
Short-term investments	97,512	103,832
Accounts receivable, net	12,890	9,594
Prepaids and other current assets	2,732	3,523

Total current assets	132,317	133,458
Property and equipment, net	1,441	1,347
Goodwill	9,792	9,792
Purchased intangible assets, net	4,267	5,084
Other assets	864	524

Total assets	$148,681	$150,205

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$828	$344
Accrued compensation	1,777	2,756
Other accrued liabilities	2,539	2,607
Deferred revenue	9,938	14,431

Total current liabilities	15,082	20,138
Deferred revenue—long-term portion	1,525	2,210
Commitments and contingencies
Stockholders’ equity:
Common stock	4	4
Treasury stock	(922)	—

Additional paid-in capital	195,887	193,851
Accumulated other comprehensive loss	(795)	(618)
Accumulated deficit	(62,100)	(65,380)

Total stockholders’ equity	132,074	127,857

Total liabilities and stockholders’ equity	$148,681	$150,205

See accompanying notes.

SUPPORTSOFT, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share amounts)

(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
				(restated)
Revenue:
License fees	$5,404	$5,741	$23,751	$28,446
Services	7,582	6,499	22,369	16,393

Total revenue	12,986	12,240	46,120	44,839

Costs and expenses:
Cost of license fees	123	46	440	209
Cost of services	3,530	2,500	10,640	7,078
Amortization of purchased intangible assets	272	92	816	92
Research and development	2,700	2,290	8,535	6,967
Sales and marketing	5,304	5,446	18,369	17,500
General and administrative	2,128	1,660	6,387	4,459
In-process research and development	—	1,618	—	1,618

Total costs and expenses	14,057	13,652	45,187	37,923

Income (loss) from operations	(1,071)	(1,412)	933	6,916
Interest income and other, net	909	599	2,523	1,785

Income before income taxes	(162)	(813)	3,456	8,701
Income tax benefit (expense)	77	481	(176)	(608)

Net income (loss)	$(85)	$(332)	$3,280	$8,093

Basic net income (loss) per share	$(0.00)	$(0.01)	$0.08	$0.19

Shares used in computing basic net income (loss) per share	43,001	42,533	42,914	42,291

Diluted net income (loss) per share	$(0.00)	$(0.01)	$0.07	$0.18

Shares used in computing diluted net income (loss) per share	43,001	42,533	44,629	45,778

See accompanying notes.

SUPPORTSOFT, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Nine Months Ended September 30,
	2005	2004
		(restated)
Operating Activities:
Net income	$3,280	$8,093
Adjustments to reconcile net income to net cash provided by/(used in) operating activities:
Depreciation and amortization	845	689
Stock compensation and amortized deferred compensation	—	183
Amortization of purchased intangible assets	817	92
In-process research and development	—	1,618
Other	154	492
Changes in assets and liabilities:
Accounts receivable	(3,296)	4,098
Prepaids and other current assets	791	(1,313)
Other long-term assets	(340)	47
Accounts payable	484	225
Accrued compensation	(979)	(73)
Other accrued liabilities	(68)	2,839
Deferred revenue	(5,178)	(6,717)

Net cash provided by/(used in) operating activities	(3,490)	10,273

Investing Activities:
Purchases of property and equipment	(939)	(743)
Other assets	—	62
Purchases of short-term investments	(71,757)	(113,614)
Sales and maturities of short-term investments	77,746	108,853
Acquisition, net of cash acquired	—	(17,607)

Net cash provided by/(used in) investing activities	5,050	(23,049)

Financing Activities:
Proceeds from issuances of common stock	2,036	3,863
Repurchase of common stock	(922)	—

Net cash provided by financing activities	1,114	3,863

Net increase/(decrease) in cash and cash equivalents	2,674	(8,913)
Cash and cash equivalents at beginning of period	16,509	22,208

Cash and cash equivalents at end of period	$19,183	$13,295

Supplemental schedule of cash flow information

Income taxes paid	$114	$70

See accompanying notes.

SUPPORTSOFT, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

(1) Significant Accounting Policies

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements include the accounts of SupportSoft, Inc. (the “Company” or “SupportSoft”) and its wholly owned subsidiaries. All significant intercompany balances and transactions have been eliminated upon consolidation. The balance sheet as of September 30, 2005 and the statements of operations for the three and nine months ended September 30, 2005 and 2004 and cash flows for the nine months ended September 30, 2005 and 2004 are unaudited. In the opinion of management, these financial statements reflect all adjustments (consisting of normal recurring adjustments) that are necessary for a fair presentation of the results for and as of the periods shown. The results of operations for such periods are not necessarily indicative of the results expected for the full fiscal year or for any future period. The condensed consolidated financial statement information as of December 31, 2004 is derived from audited financial statements as of that date. These financial statements should be read with the consolidated financial statements and related notes included in the Company’s Annual Report on Form 10-K, filed with the Securities and Exchange Commission on March 16, 2005.

Adjustments to Previously Reported Financial Information

In December 2004, as part of the Company’s year-end closing procedures and in conjunction with the audit of the Company’s year-end financial statements, we identified adjustments related to the first and second quarter of fiscal 2004. In the first quarter of 2004, an adjustment related to the non-cash stock-based compensation for two terminated employees increased research and development expense by $152,000 and sales and marketing expense by $31,000, decreased income from operations by $183,000 and decreased diluted earnings per share by $0.01. In the second quarter of 2004, an adjustment related to capitalized service costs that should have been expensed increased cost of services by $203,000, decreased income from operations by $203,000 and decreased basic and diluted earnings per share by $0.01. The cumulative impact of these adjustments for the nine months ended September 30, 2004 was to decrease income from operations by $386,000 and decrease basic and diluted earning per share by $0.01.

Use of Estimates

The preparation of consolidated financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and the accompanying notes. Actual results could differ materially from these estimates.

Financial Instruments

Estimated fair values of financial instruments are based on quoted market prices. The following is a summary of cash and available-for-sale securities at September 30, 2005 (in thousands):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Cash	$5,708	$—	$—	$5,708
Money market funds	857	—	—	857
Commercial paper	12,622	—	(4)	12,618
Federal agencies	5,000	—	(8)	4,992
Municipal bonds	—	—	—	—
Corporate bonds	23,868	—	(123)	23,745
Auction backed securities	68,775	—	—	68,775

	$116,830	$—	$(135)	$116,695

Classified as:
Cash and cash equivalents	$19,187	$—	$(4)	$19,183
Short-term investments	97,643	—	(131)	97,512

	$116,830	$—	$(135)	$116,695

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

License revenue is comprised of fees for perpetual and term licenses of our software. Perpetual license revenue is recognized using the residual method described in SOP 98-9 for arrangements in which licenses are sold with multiple elements. We allocate revenues on these licenses based upon the fair value of each undelivered element (for example, undelivered maintenance and support, consulting, and training). The determination of fair value is based upon vendor specific objective evidence (VSOE). VSOE for maintenance and support is determined based upon separate renewals of maintenance and support from customers. VSOE for training and consulting is based upon separate sales of these services to customers. Assuming all other revenue recognition criteria are met, the difference between the total arrangement fee and the amount deferred for each undelivered element is recognized as license revenue. Our perpetual arrangements may include contractual obligations such as rights to unspecified future products which require license revenue to be taken ratably (monthly) over the contract period. In addition, our perpetual arrangements may include payment terms beyond our normal terms, in which case the license revenue is recognized as such payments become due.

Term licenses are sold with maintenance for which SupportSoft does not have VSOE to determine fair value. As a result, license revenue for term licenses is recognized ratably over the duration of the agreement. License fees in the accompanying financial statements includes maintenance for term licenses. We do not allocate maintenance revenue from term licenses to services revenue, as we do not believe there is an allocation methodology that provides a meaningful and supportable allocation between license and maintenance revenues. Services revenue other than maintenance associated with the term licenses are recognized ratably over the period associated with the initial payment, generally one year.

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

Services revenue is primarily comprised of revenue from professional services, such as maintenance and support, consulting and training. Arrangements that include services are evaluated to determine whether those services are essential to the functionality of other elements of the arrangement. Revenue from non-essential consulting and training services associated with perpetual licenses is generally recognized as the services are performed. When non-essential services are bundled in a term licensing arrangement, revenue from the services is recognized ratably over the period associated with the initial payment, generally one year. Maintenance and support revenues are recognized over the term of the maintenance and support period which is generally one year. In the event services are considered essential to the functionality of other elements of the arrangement, revenue under the arrangement is recognized using contract accounting.

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

The following table lists the customers that represented more than 10% of total revenue for the periods indicated:

	% of Total Revenue
	Three months ended September 30, 2005	Three months ended September 30, 2004	Nine months ended September 30, 2005	Nine months ended September 30, 2004
Customer A	19%	—	11%	—
Customer B	—	—	11%	—
Customer C	—	27%	—	17%
Customer D	—	—	—	13%

Trade Accounts Receivable

Trade accounts receivable are recorded at the invoiced amount. The allowance for doubtful accounts is SupportSoft’s best estimate of the amount of probable credit losses in the existing accounts receivable. SupportSoft performs on-going evaluations of its customers’ financial condition and generally does not require collateral. SupportSoft maintains reserves for credit losses, and such losses have been within management’s expectations. If the financial condition of SupportSoft’s customers were to deteriorate, resulting in an impairment of their ability to make payments, additional reserves may be required. At September 30, 2005 and December 31, 2004, the Company had reserves for credit losses of $264,000 and $447,000, respectively. At September 30, 2005 one customer accounted for 10% or more of total accounts receivable. This customer accounted for 20% of our total accounts receivable. At December 31, 2004, three different customers each accounted for 10% or more of our total accounts receivable. These three customers, in the aggregate, accounted for approximately 62% of total accounts receivable.

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

At September 30, 2005, goodwill was $9.8 million, and other identifiable intangible assets, net were $4.3 million. We assess the impairment of goodwill annually or more often if events or changes in circumstances indicate that the carrying value may not be recoverable. We assess the impairment of acquired product rights and other identifiable intangible assets whenever events or changes in circumstances indicate that its carrying amount may not be recoverable. An impairment loss would be recognized when the fair value of the asset is less than its carrying amount. SupportSoft has only one operating segment and that segment is its sole reporting unit. Consequently, goodwill is tested for impairment at the entity level.

Management has concluded its annual evaluation for impairment of goodwill as of August 31, 2005 and no impairment was recognized.

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

The following table sets forth the computation of basic and diluted net income per share (in thousands, except per share data):

	Three months ended September 30,		Nine months ended September 30,
	2005	2004	2005	2004
Net income (loss)	$(85)	$(332)	$3,280	$8,093

Basic:
Weighted-average shares of common stock outstanding	43,001	42,533	42,914	42,291

Shares used in computing basic net income per share	43,001	42,533	42,914	42,291

Basic net income (loss) per share	$0.00	$(0.01)	$0.08	$0.19

Diluted:
Weighted-average shares of common stock outstanding	43,001	42,533	42,914	42,291
Add: Common equivalent shares outstanding	—	—	1,715	3,487

Shares used in computing diluted net income per share	43,001	42,533	44,629	45,778

Diluted net income (loss) per share:	$0.00	$(0.01)	$0.07	$0.18

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

SupportSoft’s pro forma information follows (in thousands, except per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
Net income (loss)	$(85)	$(332)	$3,280	$8,093
Deduct: Total stock-based employee compensation expense determined under the fair value based method for all awards	(2,005)	(1,940)	(6,060)	(6,192)
Deduct: Total ESPP-based compensation expense determined under the fair value based method for all awards	(56)	(166)	(369)	(498)

Pro forma net income (loss)	$(2,146)	$(2,438)	$(3,149)	$1,403

Basic net income (loss) per share:
As reported	$0.00	$(0.01)	$0.08	$0.19

Pro forma	$(0.05)	$(0.06)	$(0.07)	$0.03

Diluted net income (loss) per share:
As reported	$0.00	$(0.01)	$0.07	$0.18

Pro forma	$(0.05)	$(0.06)	$(0.07)	$0.03

The following assumptions were used:

Employee and Director Stock Options	Three months end September 30,		Nine months end September 30,
	2005	2004	2005	2004
Risk-free interest rate	4.13%	3.1%	3.86%	2.9%
Expected life (years)	4.0	4.0	4.0	4.0
Volatility	73.3%	77.9%	77.9%	69.6%
Dividend Yield	0.0%	0.0%	0.0%	0.0%

Employee Stock Purchase Plan	Three months end September 30,		Nine months end September 30,
	2005	2004	2005	2004
Risk-free interest rate	1.8% –4.0%	1.21% –2.69%	1.8% –4.0%	1.05% –2.69%
Expected life (years)	0.5–2.0	0.5 – 2.0	0.5 – 2.0	0.5 – 2.0
Volatility	71.0%	83.0%	75.2%	77.6%
Dividend Yield	0.0%	0.0%	0.0%	0.0%

In December 2004, the FASB issued SFAS No. 123 (revised 2004), “Share-Based Payment” (“SFAS 123R”), which replaces SFAS No.

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

Warranties and Indemnifications

SupportSoft generally provides a warranty for its software products and services to its customers and accounts for its warranties under the FASB’s Statement of Financial Accounting Standards No. 5, “Accounting for Contingencies” (“FAS No. 5”). Warranty periods can vary from customer to customer but our standard warranty period is 90 days. In the event there is a failure of the product in breach of such warranties, SupportSoft generally is obligated to correct the product or service to conform to the warranty provision or, if SupportSoft is unable to do so, the customer is entitled to seek a refund of the purchase price of the product or service. SupportSoft did not provide for a warranty accrual as of September 30, 2005 or December 31, 2004. To date, SupportSoft’s product warranty expense has not been significant.

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

The following are the components of comprehensive income (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2005	2004	2005	2004
Net income (loss)	$(85)	$(332)	$3,280	$8,093
Net unrealized gain (loss) on available-for-sale securities	38	125	134	(253)
Foreign currency translation gain (loss)	132	(207)	(311)	(133)

Comprehensive income (loss)	$85	$(414)	$3,103	$7,707

The components of accumulated other comprehensive income relate entirely to translation adjustment gains and losses and unrealized gains and losses on available-for-sale securities and are $(660,000) and $(135,000) at September 30, 2005, respectively.

(3) Income Taxes

We recorded an income tax benefit of $77,000 for the three months ended September 30, 2005 and a provision for income taxes of approximately $176,000 for the nine months ended September 30, 2005. For the three and nine months ended September 30, 2004, we recorded an income tax benefit of $481,000 and a provision for income taxes of approximately $608,000, respectively. The income tax benefit for the three months ended September 30, 2005 reflects a tax benefit on the loss in the quarter at our projected effective tax rate for the year and a benefit from true-ups related to tax returns that were filed in the quarter ended September 30, 2005. The effective tax rate used to record the provision for income taxes in the three and nine months ended September 30, 2005 and the three and nine months ended September 30, 2004 differed from the expected US federal statutory rate primarily due to the utilization of previously unbenefited net operating losses.

As of September 30, 2005, our deferred tax assets are fully offset by a valuation allowance because we expect that it is more likely than not that all deferred tax assets will not be realized in the foreseeable future. The Financial Accounting Standards Board’s Statement of Financial Accounting Standards No. 109 “Accounting for Income Taxes,” provides for the recognition of deferred tax assets if realization of such assets is more likely than not. Based upon the weight of available evidence, which includes SupportSoft’s historical operating performance, reported cumulative net losses since inception and difficulty in accurately forecasting our future results, the Company provided a full valuation allowance against its net deferred tax assets. We reassess the need for our valuation allowance on a quarterly basis.

(4) Contingencies

Between December 9, 2004 and January 21, 2005, several purported securities class action suits were filed in the United States District Court for the Northern District of California against the Company, its CEO, Radha R. Basu, and its CFO, Brian M Beattie. These actions were consolidated on March 22, 2005 as In re SupportSoft, Inc. Securities Litigation, Civil Action No.: c 04-5222 SI. The consolidated complaint alleges generally violations of certain federal securities laws and seek unspecified damages on behalf of a class of purchasers of the Company’s common stock between January 20, 2004 and October 1, 2004. Plaintiffs allege, among other things, that defendants made false and misleading statements concerning the Company’s business and guidance for the third quarter 2004, purportedly violating Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 and Rule 10b-5 promulgated thereunder. On July 15, 2005, the Court granted our motion to dismiss the Complaint with leave to amend the Complaint. The plaintiffs filed their First Amended Complaint on August 19, 2005. On September 23, 2005, we moved to dismiss the First Amended Complaint and the hearing on this motion is set for November 18, 2005. While we cannot predict with certainly the outcome of the litigation, we believe that the claims against us and our officers are without merit.

In November 2001, a class action lawsuit was filed against us and two of our officers in the United States District Court for the Southern District of New York. The lawsuit alleged that our registration statement and prospectus dated July 18, 2000 for the issuance and initial public offering of 4,250,000 shares of our common stock contained material misrepresentations and/or omissions, related to alleged inflated commissions received by the underwriters of the offering. The defendants named in the lawsuit are SupportSoft, Radha Basu, Brian Beattie, Credit Suisse First Boston Corporation, Bear, Stearns & Co. Inc. and FleetBoston Robertson Stephens Inc. The lawsuit seeks unspecified damages as well as interest, fees and costs. Similar complaints have been filed against 55 underwriters and more than 300 other companies and other individual officers and directors of those companies. All of the complaints against the underwriters, issuers and individuals have been consolidated for pre-trial purposes before U.S. District Court Judge Scheindlin of the Southern District of New York. On June 26, 2003, the plaintiffs announced that a proposed settlement between the issuer defendants and their directors and officers had been reached. As a result of the proposed settlement, which is subject to court approval, we anticipate that our insurance carrier will be responsible for any payments other than attorneys’ fees prior to June 1, 2003. At a court conference on March 4, 2004, plaintiffs’ executive committee advised the court that the negotiators for plaintiffs and issuers have agreed on the terms of the settlement. During mid-2004, the plaintiffs moved for preliminary approval of the proposed settlement. After full briefing and argument, on February 15, 2005, the court issued an opinion preliminarily approving the proposed settlement, contingent upon modifications being made to one aspect of the proposed settlement— the proposed “bar order”. At a further conference on April 13, 2005, the court set a further schedule for submission of documents concerning the form and substance of class notice, and tentatively set a Rule 23 public hearing on the fairness of the proposed settlement for January 9, 2006. On August 31, 2005, the court issued an order preliminarily approving the settlement and setting a public hearing on its fairness for April 24, 2006 (the postponement from January 2006 to April 2006 was because of difficulties in mailing the required notice to class members). On October 27, 2005, the court issued an order making some minor changes to the form of notice to be sent to class members. While we cannot predict with certainty the outcome of the litigation or whether the settlement will be approved, we believe that the claims against us and our officers are without merit.

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

(5) Reclassifications of Previously Reported Financial Information

We have reclassified certain amounts in the consolidated statement of cash flows for the nine months ended September 30, 2004 to conform to current presentation. Amortization of royalties paid to third-party vendors of $47,000 have been reclassified from other assets within investing activities to other long-term assets within operating activities for the nine months September 30, 2004.

We have reclassified certain amounts in the consolidated statement of cash flows for the nine months ended September 30, 2004 to conform to current presentation. Market auction municipal bonds of $26.3 million have been reclassified from cash equivalents to short-term investments at September 30, 2004. Due to this reclassification, net cash used in investing activities increased by $26.3 million for the nine months ended September 30, 2004.

(6) Capital Stock

On April 27, 2005, the Company’s board of directors authorized the repurchase of up to 2,000,000 outstanding shares of the Company’s common stock. In the second quarter of 2005, the Company repurchased 192,598 shares of outstanding common stock at a cost of $922,294 or an average cost of $4.76 per share, excluding commissions. As of September 30, 2005, the maximum number of shares remaining that can be repurchased under this program was 1,807,402.

(7) Subsequent Events

In October 2005, the Company performed a review of its business operations and realigned its resources and go-to-market strategies to maximize revenue opportunities. This realignment will result in a reduction of the Company’s workforce by approximately 12%. Currently, the Company expects to incur approximately $600,000 in costs associated with the restructuring, however, the ultimate costs associated with the restructuring have not yet been determined, and will vary depending on the locations, facilities, and individuals involved.

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

This report on Form 10-Q contains forward-looking statements. These statements relate to our, and in some cases our customers’, future plans, objectives, expectations, intentions and financial performance, as well as statements as to our intent to invest in product development and technologies, create more “out-of-the box” solutions, establish a continuous feedback loop for product enhancements and supplement our international expansion with channel partners, the expected operating reduction from our recent realignment, the belief that our additional internal controls will be effective in remediating our material weakness, the possibility of acquisitions, the anticipated percentage of total revenue that ratable licensing arrangements, perpetual licensing arrangements and professional services may constitute in future periods, the expectation that license revenue from ratable arrangements and revenue from services will vary from period to period as a percentage of total revenue, expected cash flows, the adequacy of capital resources, the expectation that internally developed applications will continue to be a principal source of competition, the ability to compete and respond to technological change and the acceptance and performance of our products and services and our belief as to the merits or potential outcome of any litigation. In some cases, you can identify forward-looking statements because we use terms such as anticipates, believes, continue, could, enable, estimates, expects, intends, may, plans, potential, predicts, should or will or the negative of those terms or other comparable words. These statements involve risks and uncertainties that may cause our actual results, activities or achievements to be materially different from those expressed or implied by these statements. These risks and uncertainties include those listed under Factors that May Affect Future Results and Management’s Discussion and Analysis of Financial Condition and Results of Operations.

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

Overview

We develop, market and distribute real-time service management software designed to solve technical problems associated with delivering and servicing technology-based services or products. Our software solutions are utilized by:

•	Broadband service providers, to provide automated installation, verification and support of the broadband data, voice over Internet protocol (VoIP), and digital video services they provide to their subscribers;

•	Corporate enterprises, either directly or as part of an outsourced solution from managed service providers, to provide IT service and support automation to customers, partners and employees; and

•	Software vendors and application providers, to solve technical problems related to the software they provide to their customers.

We license our software predominately on a perpetual basis. We recognize revenue from perpetual licenses at one point in time, or several points in time in the event payment terms are beyond our normal practice. We refer to this type of revenue as “immediate” revenue. We also license our software under time-based term licenses. We recognize revenue from term licenses ratably over the length of the agreement with the customer. We refer to this type of revenue as “ratable” revenue. In some cases, however, perpetual licenses result in “ratable” revenue. For example, if a customer purchases a technology subscription to unspecified future products, the revenue would be taken ratably over the length of the subscription period. Most of the ratable license revenue recognized in the first nine months of 2005 related to license arrangements from prior periods. Most new license arrangements to date in 2005 have resulted in, and in the future will likely result in, immediate rather than ratable license revenue.

We also derive revenue from consulting and training services and maintenance and support. Maintenance and support fees relating to perpetual software licenses result in ratable revenue over the length of the maintenance and support term. Our consulting and training services are generally recognized over time or based on achievement of milestones as services are performed, but not necessarily evenly each month. We include consulting and training services in our definition of ratable revenue. Among the many factors we use in evaluating our business, we consider the mix of ratable revenue and immediate revenue for visibility into our future revenue.

Our total revenues increased by 6% for the quarter ended September 30, 2005 from the same quarter in 2004 and total revenue for the nine months ended September 30, 2005 increased by 3% over the comparable period in 2004. Our diluted earnings per share was $0.00 for the quarter ended September 30, 2005 compared to ($0.01) for the quarter ended September 30, 2004. However, our total revenue decreased by 24% over the quarter ended June 30, 2005 and our diluted earnings per share decreased by $0.05 from the quarter ended June 30, 2005. Our decrease in total revenues and diluted earnings per share from the prior quarter was due primarily to a 42% decrease in license revenue from the quarter ended June 30, 2005. We did not close a number of expected license transactions we were working on near the end of the third quarter of 2005.

In October 2005, we performed a review of our business operations and realigned our resources and go-to-market strategies to maximize our revenue opportunities. This realignment has resulted in a reduction of our workforce by approximately 12%. As a result of this realignment, we have refocused our efforts on the markets and customer segments where we believe our solutions provide the most tangible business value. In addition to realizing the expected cost savings from our realignment, we intend to create and deliver more “out-of-the-box” automated solutions, create and deliver services offerings focused on specific customer problem areas, more closely align our professional services organization with the products organization to establish a continuous feedback loop for product enhancements, and supplement our direct international expansion with channel partners. We have realigned a number of executive and management positions to help drive these initiatives. We consolidated our product initiatives under one executive, Cadir Lee, who was formerly our Vice President of Engineering. Mr. Lee will now be the Senior Vice President of Products and Technology and Chief Technology Officer. Our former Chief Technology Officer and founder, Scott Dale, has recently resigned from the Company to pursue personal interests. A Vice President of Engineering for North America as well as a General Manager and Vice President of Engineering and Services for SupportSoft-India have been appointed and will be reporting to Mr. Lee. Chris Grejtak, formerly the Senior Vice President of Products and Marketing and Chief Marketing Officer, is now our Senior Vice President of Marketing & Corporate Development and Chief Marketing Officer. Mr. Grejtak’s responsibility will be to focus on corporate strategy, business development and world-wide alliances.

Although we anticipate costs savings from our realignment, we may not be able to ultimately recognize these savings and the realignment may adversely affect our ability to grow our license revenues. Our financial performance may be affected by other factors, such as a slowdown in enterprise IT spending or a decrease in the demand for enterprise software. Competitive pressures, including from new competitors or alliances or mergers among competitors, could reduce our market share or require us to reduce the price of products and services, thereby also impacting our operating results. Furthermore, we typically derive a large portion of our revenue each quarter from a small number of orders received in the last month of a quarter. If we fail to close orders expected to be completed toward the end of a quarter, particularly if these orders are for perpetual licenses or large customer orders, our quarterly results would suffer. In conjunction with this, as further described under results of operations, immediate license revenue is becoming a larger percentage of our total revenue, which results in less ratable license revenue and more dependence on a few customers for a substantial portion of our license revenue in any single quarter.

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

At September 30, 2005, goodwill was $9.8 million, and other identifiable intangible assets were $4.3 million. We assess the impairment of goodwill annually or more often if events or changes in circumstances indicate that the carrying value may not be recoverable. An impairment loss would be recognized when the estimated fair value of the asset is less than the carrying value. If we change our estimates, material differences may result in write-downs of net long-lived and intangible assets, which would be reflected by charges to our operating results for any period presented. Management has concluded its annual evaluation for impairment of goodwill as of August 31, 2005 and no impairment was recognized.

RESULTS OF OPERATIONS

The following table sets forth the results of operations for the three and nine months ended September 30, 2005 and 2004 expressed as a percentage of total revenue.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
Revenue:
License fees	42%	47%	51%	63%
Services	58	53	49	37

Net revenue	100	100	100	100

Costs and expenses:
Cost of license fees	1	—	1	—
Cost of services	27	20	23	16
Amortization of intangible assets	2	1	2	—
Research and development	21	19	18	16
Sales and marketing	41	45	40	39
General and administrative	16	14	14	10
In-process research and development	—	13	—	4

Total costs and expenses	108	112	98	85

Income (loss) from operations	(8)	(12)	2	15
Interest and other income, net	7	5	5	4

Income (loss) before income taxes	(1)	(7)	7	19
Income tax benefit (expense)	0	4	0	(1)

Net income (loss)	(1)%	3%	7%	18%

Three and Nine Months Ended September 30, 2005

Revenue

We generate revenue primarily from software licenses and related services. We offer our products through a combination of direct sales, managed service providers, and resellers.

License fees. License fees decreased to $5.4 million for the three months ended September 30, 2005 from $5.7 million for the three months ended September 30, 2004 and to $23.8 million for the nine months ended September 30, 2005 from $28.4 million for the nine months ended September 30, 2004. Included in license revenues for the nine months ended September 30, 2005 is $2.5 million related to the payment of an obligation originally due next year from a customer that had disclosed that it may not have sufficient funding to meet its cash requirements in 2006. The Company negotiated an accelerated payment with the customer to eliminate any potential credit risk. The year-over-year decreases in license revenues reflected fewer large new licensing transactions in 2005. In addition, the decrease in license revenues was due in part to a large ratable license arrangement that was fully recognized by August 2004, and therefore was not included in the comparable periods in 2005. License revenues from this arrangement included in the three and nine month periods ended September 30, 2004 were $1.0 million and $4.0 million, respectively. Almost all of our recent customer contracts have been for perpetual licenses which generally result in immediate license revenues therefore the percentage of total revenues from ratable license revenues has been decreasing. For the three and nine month periods ended September 30, 2005, ratable license revenues represented approximately 6% of total revenues. For the three and nine month periods ended September 30, 2004, ratable license revenues represented 17% and 20% of total revenues, respectively. Most of the ratable license revenue recognized in the first nine months of 2005 related to license arrangements from prior periods. Most new license arrangements so far in 2005 have resulted in, and in the future will most likely result in immediate rather than ratable license revenue. As a result, the failure to enter into significant perpetual licenses in any particular quarter could cause our license revenues to fluctuate on a quarterly basis.

Services revenue. Services revenue increased to $7.6 million for the three months ended September 30, 2005 from $6.5 million for the three months ended September 30, 2004 and to $22.4 million for the nine months ended September 30, 2005 from $16.4 million for the nine months ended September 30, 2004. Services revenue increased year-over-year due to additional implementation services provided to new and existing customers and increased maintenance revenue associated with more perpetual licensing arrangements.

Revenue from customers outside the United States accounted for approximately 21% and 23% of our total revenues for the three and nine month periods ended September 30, 2005, compared with 12% and 11% for the three and nine month periods ended September 30, 2004. Most of our international revenues have come from customers in Europe.

We anticipate that revenue we recognize on an immediate basis from perpetual licensing arrangements will be approximately 50% to 55% of total revenue. Although the percentage of revenue we recognize in the future from services will vary from period to period, we currently anticipate that revenue from services will represent approximately 45% to 50% of total revenue. Similarly, although the percentage of revenue we recognize in the future from ratable licensing arrangements will vary from period to period, we currently anticipate that revenue from such arrangements over the next twelve months will represent less than 5% of our total revenue.

Cost of license fees

Cost of license fees consists primarily of costs related to third-party royalty fees under license arrangements for technology embedded into our products. Cost of license fees increased to $123,000 in the three months ended September 30, 2005 from $46,000 in the three months ended September 30, 2004. Cost of license fees increased to $440,000 for the nine months ended September 30, 2005 from $209,000 for the same period in 2004. These year-over-year increases were due primarily to royalties for third party technology or products integrated or resold with our products.

Cost of services

Cost of services consists primarily of compensation costs, travel costs, related overhead expenses for professional services personnel and payments made to third parties for subcontracted consulting services. Cost of services increased to $3.5 million for the three months ended September 30, 2005 from $2.5 million for the three months ended September 30, 2004. Cost of services for the nine months ended September 30, 2005 increased to $10.6 million from $7.1 million for the same period in 2004. These year-over-year increases were due primarily to increases in salary and related expenses and travel expenses as a result of increases in professional services personnel as well as increases in the use of third party consultants to address customer demand for our professional services.

Amortization of intangible assets

Amortization of intangible assets was $272,000 for the three months ended September 30, 2005 and $92,000 for the three months ended September 30, 2004. Amortization of intangible assets was $816,000 for the nine months ended September 30, 2005 and $92,000 for the same period in 2004. The increase in amortization of intangible assets is due to the acquisition of substantially all of the assets of Core Networks which was effective as of September 2, 2004.

Operating Expenses

Research and development. Research and development costs are expensed as incurred. Research and development expense consists primarily of compensation costs, consulting expenses and related overhead costs for research and development personnel. Research and development expense increased to $2.7 million for the three months ended September 30, 2005 from $2.3 million for the three months ended September 30, 2004. Research and development expense increased to $8.5 million for the nine months ended September 30, 2005 from $7.0 million for same period in 2004. Year-over-year increases were due to increases in salary and related expenses, primarily due to the addition of former Core Networks employees and related overhead costs, partially offset by lower third-party consulting costs.

Sales and marketing. Sales and marketing expense consists primarily of compensation costs, including salaries, sales commissions and related overhead costs for sales and marketing personnel and promotional expenses, including public relations, advertising and trade shows. Sales and marketing expense decreased to $5.3 million for the three months ended September 30, 2005 from $5.4 million for the three months ended September 30, 2004. Sales and marketing expense increased to $18.4 million for the nine months ended September 30, 2005 from $17.5 million for the same period in 2004. The decrease for the three months ended September 30, 2005 compared to the same period last year was due to decreases in marketing activities and third party consulting partially offset by increases in travel and salaries and related expenses. The increase for the nine months ended September 30, 2005 compared with the same period last year was due to increases in salary and related expenses, international marketing events, and travel expenses partially offset by decreases in consulting expenses.

General and administrative. General and administrative expense consists primarily of compensation costs and related overhead costs for administrative personnel and professional fees for legal, accounting and other professional services. General and administrative expense increased to $2.1 million for the three months ended September 30, 2005 from $1.7 million for the three months ended September 30, 2004. General and administrative expense increased to $6.4 million for the nine months ended September 30, 2005 from $4.5 million for the same period in 2004. These year-over-year increases were due primarily to increases in salaries, fees for professional services related to Sarbanes-Oxley compliance and legal fees related to a class action lawsuit.

In-process research and development. In-process research and development decreased to zero for the three months ended September 30, 2005 from $1.6 million for the three months ended September 30, 2004. The in-process research and development expense was a one-time expense related to the acquisition of substantially all of the assets of Core Networks on September 2, 2004.

Interest income and other, net. Interest income and other, net increased to $909,000 for the three months ended September 30, 2005 from $599,000 for the three months ended September 30, 2004. Interest income and other net, increased to $2.5 million for the nine months ended September 30, 2005 from $1.8 million for the same period in 2004. These year-over-year increases were due primarily to an increase in interest income in 2005 partially offset by a decrease in other income as a result of a settlement payment received from a customer in 2004.

Income tax benefit / expense. The income tax benefit of $77,000 for the three months ended September 30, 2005 compared with $481,000 for the three months ended September 30, 2004. The income tax expense decreased to $176,000 for the nine months ended September 30, 2005 from $608,000 for the same period in 2004. The income tax benefit for the three months ended September 30, 2005 reflects a tax benefit on the loss in the quarter at the projected effective tax rate for the year and a benefit from true-ups related to tax returns that were filed in the quarter ended September 30, 2005. The income tax expense recorded for the nine month periods ended September 30, 2005 reflects a decrease from the same period in 2004 due to lower pre-tax income in 2005 as compared to 2004 and the projected utilization of previously unbenefited net operating losses in 2005 that were not available for utilization in 2004 due to limitations under Section 382 of the Internal Revenue Code. The effective tax rate used to record the provision for income taxes in the three and nine months ended September 30, 2005 and the three and nine months ended September 30, 2004 differed from the expected US federal statutory rate primarily due to the utilization of previously unbenefited net operating losses.

Each quarter, we evaluate the realizability of our deferred tax assets. At September 30, 2005, we recorded a full valuation allowance against our deferred tax assets based on the realization criteria outlined in the applicable accounting literature. Amongst other important factors, we have considered and will continue to consider its history of earnings and its ability to generate pre-tax income in the future. Giving appropriate consideration to all the relevant factors and assuming we perform as we expect in the future, we believe the release of a portion of our valuation allowance will be appropriate at some point in the future. This would result in an income tax benefit within the statement of operations in the period of adjustment.

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

Operating Activities

Net cash provided by/(used in) operating activities was $(3.5) million and $10.3 million for the nine months ended September 30, 2005 and 2004, respectively. Net cash used in operating activities for the nine months ended September 30, 2005 was primarily the result of net income of $3.3 million more than offset by an increase in accounts receivable, net, of $3.3 million and a decrease in deferred revenue of $5.2 million. Net cash generated by operating activities for the nine months ended September 30, 2004 was primarily the result of net income of $8.1 million and a decrease in accounts receivable, net, of $4.1 million, offset by a decrease in deferred revenue of $6.7 million.

Investing Activities

Net cash provided by/(used in) investing activities was $5.1 million and $(23.0) million for the nine months ended September 30, 2005 and 2004, respectively. Net cash provided by investing activities for the nine months ended September 30, 2005, was due primarily to the sale and maturity of $77.7 million of short term investments, offset by purchases of $71.8 million in short-term investments and capital expenditures of $1.0 million. Net cash used in investing activities for the nine months ended September 30, 2004, was due primarily to purchases of short term investments of $113.6 million and net cash outlay of $17.6 million to acquire substantially all of the assets of Core Networks and capital expenditures of $743,000, partially offset by sales and maturities of short term investments of $108.9 million.

Financing Activities

Net cash generated by financing activities was $1.1 and $3.9 million for the nine months ended September 30, 2005 and 2004, respectively, and results primarily from the purchase of common stock under the employee stock purchase plan and the exercise of employee stock options. On April 27, 2005, the Company’s board of directors authorized the repurchase of up to 2,000,000 outstanding shares of the Company’s common stock. In the second quarter of 2005, the Company repurchased 192,598 shares of outstanding common stock at a cost of $922,294 or an average cost of $4.76 per share, excluding commissions. As of September 30, 2005, the maximum number of shares remaining that can be repurchased under this program was 1,807,402.

Working Capital and Capital Expenditure Requirements

At September 30, 2005, we had stockholders’ equity of $132.1 million and working capital of $115.7 million. Included as a reduction to working capital is deferred revenue of $11.5 million, which will not require dollar for dollar of cash to settle, but will be recognized as revenue in the future. We believe that our existing cash balances will be sufficient to meet our working capital and stock repurchase requirements, as well as our planned capital expenditures for at least the next 12 months.

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

A small number of customers have historically accounted for, and may in future periods account for, substantial portions of our revenue. For the three months ended September 30, 2005, one customer accounted for 19% of our total revenue. For the nine months ended September 30, 2005, the same customer along with another each accounted for 11% of our total revenues. Because a small number of customers are likely to continue to account for a significant portion of our revenue in any given quarter, our revenue could decline because of the loss or delay of a single customer order. We may not obtain new customers. The failure to obtain new customers, particularly customers that purchase perpetual licenses, the loss or delay of customer orders and the failure of existing customers to renew licenses or pay ongoing fees when due would harm our operating results.

We were not profitable for the third quarter of 2005 and may not achieve profitability again.

Although we have been profitable on an annual basis since 2003, we were not profitable for the third quarter of 2005. Our expenditures could continue to exceed our revenues, thus preventing us from once again achieving and maintaining profitability. To achieve and maintain profitability, we will need to generate and sustain substantially higher revenues while maintaining reasonable cost and expense levels. If we fail to achieve profitability, the market price of our common stock will likely decline. We may not achieve profitability if our revenues do not increase or if they increase more slowly than we expect. In addition, our operating expenses are largely fixed and any shortfall in anticipated revenues in any given period could harm our results.

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

If we fail to manage our business effectively, then our infrastructure, management and resources might be strained.

If we experience rapid growth in the future, it will likely place a significant strain on our resources especially in light of the recent reduction in the Company’s workforce. With less personnel, or in the event we are unable to retain the required personnel, we may be unable to meet our business objectives. In addition, if we experience significant and rapid growth, including through acquisitions of businesses or technologies, we may need to expand and otherwise improve our internal systems, including our internal control over financial reporting, disclosure controls and procedures, management information systems, customer relationship and support systems, and other operating and administrative systems and controls. This effort may cause us to make significant capital expenditures or incur significant expenses, and divert the attention of management, sales, support and finance personnel from our business operations, which may adversely affect our financial performance in one or more quarters. Moreover, growth in the future will result in increased responsibilities of management personnel. Managing growth will require substantial resources that we may not have or otherwise be able to obtain.

If we are unable to successfully address the material weaknesses in our disclosure controls and procedures, including our internal control over financial reporting, our ability to report our financial results on a timely and accurate basis may be adversely affected.

We have evaluated our “disclosure controls and procedures” as such term is defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as well as our internal control over financial reporting as required by Section 404 of the Sarbanes-Oxley Act of 2002. Our independent registered public accounting firm has performed a similar evaluation of our internal control over financial reporting. Effective controls are necessary for us to provide reliable financial reports and effectively prevent fraud. If we cannot provide reliable financial reports or prevent fraud, our operating results could be harmed. As of December 31, 2004, we concluded that we had deficiencies in our internal control over financial reporting that constituted two material weaknesses, as further described below in Item 4, Controls and Procedures. We have implemented corrective actions, which we believe have remediated or will remediate these deficiencies. However, we cannot be certain that these measures will result in adequate controls over our financial processes and reporting in the future. If these actions are not successful in addressing these material weaknesses or if other weaknesses are identified, our ability to report our financial results on a timely and accurate basis may be adversely affected. In addition, if we cannot establish effective internal control over financial reporting and disclosure controls and procedures, investors may lose confidence in our reported financial information, which could have a negative effect on the trading price of our common stock.

We are becoming increasingly more dependent upon our international operations and if our revenue from this effort does not exceed the expense of establishing and maintaining international operations, our business could suffer.

We are becoming increasingly more dependent upon our international operations including the sales and distribution of our products and services and our research and development resources in India. We have limited experience in international operations and may not be able to compete effectively in international markets or effectively manage our operations in various countries. If we do not generate enough revenue from international operations to offset the expense of these operations, our business and our ability to increase revenue and enhance our operating results could suffer. Risks we face in conducting business internationally include:

•	costs of staffing and managing international operations;

•	differing technology standards and legal considerations;

•	longer sales cycles and collection periods;

•	dependence on local vendors;

•	difficulties in staffing and managing international operations, including the difficulty in managing a geographically dispersed workforce in compliance with diverse local laws and custom and difficulty in motivating and retaining qualified individuals;

•	potential adverse tax consequences;

•	changes in currency exchange rates and controls;

•	restrictions on repatriation of earnings from our international operations;

•	difficulties in maintaining effective internal control over financial reporting as a result of a geographically-dispersed workforce and customers;

•	longer collection cycles for accounts receivable; and

•	the effects of external events such as terrorist acts and any related conflicts or similar events worldwide.

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

Our success will depend on the skills, experience and performance of our senior management, engineering, sales, marketing and other key personnel. The loss of the services of any of our senior management or other key personnel, including Radha R. Basu, our president, chief executive officer and chairman, Brian Beattie, our executive vice president of finance and administration and chief financial officer, Cadir B. Lee, our senior vice president of products and technology and chief technology officer, Chris Grejtak, our senior vice president of marketing and corporate development and chief marketing officer, and John Van Siclen, our senior vice president of worldwide field operations, could harm the market’s perception of our business and our ability to achieve our business goals. In addition, if the integration of new members of our senior management team does not go as smoothly as anticipated, it could negatively affect our ability to execute our business plans. We have also recently initiated reductions in our workforce. Reductions in our workforce could make it difficult to motivate and retain remaining key employees or attract new employees, and provide distractions affecting our ability to manage our business.

We must compete successfully in the real-time service management market or we will lose market share and our business will suffer.

We compete in markets that are highly competitive, subject to rapid change and significantly affected by new product introductions and other market activities of industry participants. We compete with a number of companies in the market for automated delivery of support and service endpoint management and other vendors who may offer products or services with features that compete with specific elements of our software suites or with our component products. In addition, our customers and potential customers have developed or may develop internally real-time service management software systems. We expect that internally developed applications will continue to be a principal source of competition in the foreseeable future.

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

The laws and regulations that govern our business and the business of our customers can change rapidly. Any change in laws and regulations could impair the growth of the Internet and could reduce demand for our products, subject us to liability or increase our cost of doing business. The United States government and the governments of states and foreign countries have attempted to regulate activities on the Internet and the distribution of software. Also, in 1998, the Internet Freedom Act was enacted into law, which imposed a three-year moratorium on state and local taxes on Internet-based transactions. Congress has extended this moratorium on several occasions, including the most recently approved extension to the moratorium until November 1, 2007. Failure to renew this moratorium once again or to pass a bill that would permanently prohibit state and local taxes on Internet-based transactions would allow states to impose taxes on Internet-based commerce. This might harm our business directly and indirectly by harming the businesses of our customers, potential customers and the parties to our technology relationships. The applicability to the Internet of existing laws is uncertain and may take years to resolve. Evolving areas of law that are relevant to our business include privacy laws, intellectual property laws, proposed encryption laws, content regulation and sales and use tax laws and regulations.

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

Accounting rules relating to employee stock option grants have recently been revised. The Financial Accounting Standards Board and other agencies have finalized changes to U.S. generally accepted accounting principles that will require us, starting in our first quarter of 2006, to record a charge to earnings for employee stock option grants and other equity incentives. We may have significant and ongoing accounting charges resulting from option grant and other equity incentive expensing that will reduce our overall net income. In addition, since we historically have used equity-related compensation as a component of our total employee compensation program, the accounting change could make the use of equity-related compensation less attractive to us and therefore make it more difficult to attract and retain employees.

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

As of September 30, 2005, we held $19.2 million in cash and cash equivalents consisting of highly liquid investments having original maturity dates of no more than 90 days. Declines of interest rates over time would reduce our interest income from our highly liquid short-term investments. Based upon our balance of cash and cash equivalents, a decrease in interest rates of 100 basis points would cause a corresponding decrease in our annual interest income of approximately $192,000. Due to the nature of our highly liquid cash equivalents, a change in interest rates would not materially change the fair market value of our cash and cash equivalents.

As of September 30, 2005, we held $97.5 million in short-term investments, which consisted primarily of money market funds held by large institutions in the U.S., municipal bonds and commercial paper, and our short-term investments were primarily invested in corporate bonds, government debt securities maturing in less than eighteen months and auction backed securities resetting in less than forty-five days. The weighted average interest rate of our portfolio was approximately 3.68% at September 30, 2005. A decline in interest rates over time would reduce our interest income from our short-term investments. A decrease in interest rates of 100 basis points would cause a corresponding decrease in our annual interest income of approximately $975,000. Due to the nature of our highly liquid cash equivalents, a change in interest rates would not materially change the fair market value of our short-term investments.

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

As previously reported in the Company’s Annual Report on Form 10-K, as of December 31, 2004, the Company noted two material weaknesses in its internal controls over financial reporting. As of June 30, 2005, the Company had remediated one of the material weaknesses and had implemented new controls to address the other material weakness. As of September 30, 2005, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were not effective due to the remaining material weakness in its internal controls over financial reporting. The material weaknesses as of December 31, 2004 and the Company’s completed and continuing remediation of such weaknesses are described below.

As of December 30, 2004:

1.	We identified a material weakness for insufficient controls over the review, approval, and accounting for stock option modifications in connection with employee terminations. In January 2005, management instituted a control procedure which requires non-standard terminations of personnel to be reviewed and approved by our legal and finance organizations. The Company has evaluated the operating effectiveness of this control and believes that this material weakness was remediated as of June 30, 2005.

2.	We identified the following insufficient internal controls, which relate to certain areas of our financial statement close process and constitute a material weakness in the aggregate.

a.	Insufficient controls over the preparation and review of the Company’s spreadsheet detail used to account for prepaid commissions.

b.	Insufficient controls over the review and accounting for a third party services consulting payment.

c.	Insufficient controls over the classification of auction rate securities as cash equivalents on the balance sheet due to management’s reliance on its broker statements which lacked sufficient details to identify such securities.

In the first quarter of 2005, we supplemented our financial statement close process by adding additional review procedures to address the identified deficiencies. The Company believes the additional controls will be effective in remediating this material weakness. We have monitored the operating effectiveness of these controls from the time of implementation through September 30, 2005 and plan to continue to evaluate these controls during the remainder of 2005.

Changes in internal control over financial reporting.

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

PART II: OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

Between December 9, 2004 and January 21, 2005, several purported securities class action suits were filed in the United States District Court for the Northern District of California against the Company, its CEO, Radha R. Basu, and its CFO, Brian M Beattie. These actions were consolidated on March 22, 2005 as In re SupportSoft, Inc. Securities Litigation, Civil Action No.: c 04-5222 SI. The consolidated complaint alleges generally violations of certain federal securities laws and seek unspecified damages on behalf of a class of purchasers of the Company’s common stock between January 20, 2004 and October 1, 2004. Plaintiffs allege, among other things, that defendants made false and misleading statements concerning the Company’s business and guidance for the third quarter 2004, purportedly violating Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 and Rule 10b-5 promulgated thereunder. On July 15, 2005, the Court granted our motion to dismiss the Complaint with leave to amend the Complaint. The plaintiffs filed their First Amended Complaint on August 19, 2005. On September 23, 2005, we moved to dismiss the First Amended Complaint and the hearing on this motion is set for November 18, 2005. While we cannot predict with certainty the outcome of the litigation, we believe that the claims against us and our officers are without merit

In November 2001, a class action lawsuit was filed against us and two of our officers in the United States District Court for the Southern District of New York. The lawsuit alleged that our registration statement and prospectus dated July 18, 2000 for the issuance and initial public offering of 4,250,000 shares of our common stock contained material misrepresentations and/or omissions, related to alleged inflated commissions received by the underwriters of the offering. The defendants named in the lawsuit are SupportSoft, Radha Basu, Brian Beattie, Credit Suisse First Boston Corporation, Bear, Stearns & Co. Inc. and FleetBoston Robertson Stephens Inc. The lawsuit seeks unspecified damages as well as interest, fees and costs. Similar complaints have been filed against 55 underwriters and more than 300 other companies and other individual officers and directors of those companies. All of the complaints against the underwriters, issuers and individuals have been consolidated for pre-trial purposes before U.S. District Court Judge Scheindlin of the Southern District of New York. On June 26, 2003, the plaintiffs announced that a proposed settlement between the issuer defendants and their directors and officers had been reached. As a result of the proposed settlement, which is subject to court approval, we anticipate that our insurance carrier will be responsible for any payments other than attorneys’ fees prior to June 1, 2003 At a court conference on March 4, 2004, plaintiffs’ executive committee advised the court that the negotiators for plaintiffs and issuers have agreed on the terms of the settlement. During mid-2004, the plaintiffs moved for preliminary approval of the proposed settlement. After full briefing and argument, on February 15, 2005, the court issued an opinion preliminarily approving the proposed settlement, contingent upon modifications being made to one aspect of the proposed settlement— the proposed “bar order”. At a further conference on April 13, 2005, the court set a further schedule for submission of documents concerning the form and substance of class notice, and tentatively set a Rule 23 public hearing on the fairness of the proposed settlement for January 9, 2006. On August 31, 2005, the court issued an order preliminarily approving the settlement and setting a public hearing on its fairness for April 24, 2006 (the postponement from January 2006 to April 2006 was because of difficulties in mailing the required notice to class members). On October 27, 2005, the court issued an order making some minor changes to the form of notice to be sent to class members. While we cannot predict with certainty the outcome of the litigation or whether the settlement will be approved, we believe that the claims against us and our officers are without merit.

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

November 8, 2005

SUPPORTSOFT, INC.

By:	/s/ BRIAN M. BEATTIE
Brian M. Beattie
Executive Vice President of Finance and
Administration and Chief Financial Officer
(Principal Financial Officer, Chief Accounting
Officer and Duly Authorized Signatory)

EXHIBIT INDEX TO SUPPORTSOFT, INC.

QUARTERLY REPORT ON FORM 10-Q

FOR THE QUARTER ENDED SEPTEMBER 30, 2005

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