Form 10-K
period 2005-12-31
SUPPORTSOFT INC
filed 2006-03-16
CIK 1104855

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

  For the Fiscal Year Ended December 31, 2005

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

Common Stock, $.0001 par value

(Title of Class)

Indicate by check mark if registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐    No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐    No ☒

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act). (Check one):

Large accelerated filer ☐                                  Accelerated filer ☒                                  Non-accelerated filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒

The aggregate market value of the registrant’s common stock, $.0001 par value, held by non-affiliates of the registrant was approximately $210,327,257 based upon the closing price of $5.19 per share as of June 30, 2005. Shares of common stock held by each executive officer, director, and stockholders known by the registrant to own 10% or more of the outstanding stock based on Schedule 13G filings and other information known to us, have been excluded since such persons may be deemed affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

As of March 1, 2006, there were 44,133,567 shares of the registrant’s common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Items 10 (as to directors, section 16(a) beneficial ownership and audit committee and audit committee financial expert), 11, 12 (as to beneficial ownership), 13 and 14 incorporate by reference information from the registrant’s definitive proxy statement (the “Proxy Statement”) to be mailed to stockholders in connection with the solicitations of proxies for its 2006 annual meeting of stockholders scheduled to be held on May 23, 2006. Except as expressly incorporated by reference, the registrant’s Proxy Statement shall not be deemed to be part of this report.

SUPPORTSOFT, INC.

FORM 10-K

FOR FISCAL YEAR ENDED DECEMBER 31, 2005

FORWARD-LOOKING STATEMENTS

The statements contained in this Report on Form 10-K that are not purely historical are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, including statements regarding our expectations, beliefs, intentions or strategies regarding the future. Words such as “anticipates,” “expects,” “intends,” “plans,” “believes,” “seeks,” “estimates” and similar expressions identify such forward-looking statements. These forward-looking statements are subject to risks and uncertainties that could cause actual results to differ materially from those indicated in the forward-looking statements. These are statements that relate to future periods and include statements relating to anticipated features and benefits of our products and services; anticipated customer demand for features and benefits provided by our products and services; statements by independent research firms relating to industry statistics and projections and the potential effect of not deploying service and support automation solutions; statements relating to our mission and strategy and components of our strategy, including our intentions to expand our market reach, to continue to develop or potentially acquire advanced support and service technologies, to expand our presence in corporate enterprises, to expand our international operations, to create new sales entry points, to increase our share of the broadband service provider market, to focus certain marketing efforts on some of our new component products, to foster an environment to obtain customer feedback, to continue to increase customer return on investment; the expected effects of our recent realignment, the development of our professional services organization; our strategic alliances and distribution relationships, expected results, cash flows and expenses, including those related to sales and marketing, research and development and general and administrative; expected revenue and sources of revenue; and make-up of revenue, expected impact, if any, of legal proceedings; the adequacy of liquidity and capital resources; growth in business and operations; and the effect of recent accounting pronouncements. Factors that could cause actual results to differ materially from those predicted, include but are not limited to, our dependence on a small number of relatively large orders, our ability to attract and retain customers for existing and new services and to achieve adoption and acceptance of our products and services, the ability of our products to achieve market penetration, the ability to use or integrate third-party technologies and to expand infrastructure to meet the demand for our services, our ability to expand internationally, the ability to attract and retain key employees, our ability to control expenses, the success of our strategic relationships, lack of renewals or payments for license agreements, the impact of international conflict and continued economic downturns in either domestic or foreign markets and the resulting changes in the amount of technology spending by customers and prospects, the effects of ongoing litigation; the rapid pace of technological change and the strength of competitive offerings. Additional factors, which could cause actual results to differ materially, include those set forth in the following discussion, and, in particular, the risks discussed in Item 1A, “Risk Factors.” These forward-looking statements speak only as of the date hereof. Unless required by law, we undertake no obligation to update publicly any forward-looking statements.

PART I

ITEM 1.	BUSINESS.

Overview

We are a leading provider of real-time service management software solutions designed to facilitate the identification, diagnosis and resolution of technology-related problems associated with the initiation and on-going support of services and products which are delivered across broadband or corporate computing networks. Our software solutions allow organizations to address the growing complexity and cost of servicing and supporting users and the key software and computing devices they rely on whether they are an employee of a corporate enterprise or a subscriber to a digital service, or both. Digital service providers, corporate enterprises and managed service providers can benefit from our software solutions through faster time-to-market for new or enhanced services and products, reduced operational costs, improved productivity and customer satisfaction.

Our software products offer organizations automated alternatives to traditional approaches used by technical professionals to identify, diagnose and resolve technical problems associated with installation, activation and on-going service and support of technology-enabled services and applications. Digital service providers (telecommunications companies and cable companies) can utilize our software across their broadband services including, high speed data, Voice over IP, or VoIP, and video, to help acquire new subscribers through automated installation, activation, verification and provisioning of services, retain subscribers via enhanced technical support and grow their business relationship with consumers and Small-to-Medium Business, or SMB, customers through automated provisioning of new added-value services such as remote device management and home networking. Corporate IT departments can use our software to proactively address and improve the cost-effectiveness and efficiency of their technical support organizations through an integrated portfolio of self-healing, mass-healing and integrated service automation capabilities for interactive chat, remote assistance and problem diagnosis and resolution. Managed service providers that provide IT support to their corporate enterprise customers can also realize similar benefits from our software solutions.

Industry Background

Technology has increasingly become a fundamental part of everyday life for a growing number of individuals around the world. These technologies include personal computers and mobile devices, home networks, digital video, digital photography, other consumer-oriented technologies, as well as delivery of digital services such as high speed data, Video over DSL (IPTV) and VoIP. Given this proliferation of technology both inside and outside the workplace, we believe there is an opportunity to augment, automate and or otherwise replace the traditional manual approaches to resolving IT service and support issues experienced by the customers of digital service providers, employees of corporate enterprises and corporate customers of managed service providers.

Digital Service Providers

The availability of customer offerings for high speed data, VoIP, and digital video services, which industry sources often refer to as the “triple play”, is changing the dynamics of the digital services market world-wide. The dynamics are anticipated to change even further and grow in complexity, as wireless services grow in popularity and “triple play” evolves to “multi-play” service delivery. The number of worldwide internet broadband subscribers surpassed 215 million in 2005, according to Computer Industry Almanac research. The study further predicts that the number of worldwide broadband internet subscribers will reach 500 million by the end of this decade. Separate consumer research indicates that those customers opting for triple play services desire one low price, one bill, and one point of accountability, one reliable network—and one guarantee of a great customer experience. We believe service providers are reacting to these market dynamics in order to maximize the lifetime value of a subscriber to the business and prevent their subscribers from leaving to consolidate a broader range of services through a competitor.

We believe that the ability to effectively and cost efficiently address the growing number of subscriber technical service issues for new triple play or multi-play services is critical for providers to successfully acquire new subscribers, introduce new services, increase overall customer satisfaction and reduce subscriber turnover.

Enterprises

Today’s enterprise IT organizations are tasked with managing, supporting and servicing an ever expanding array of technologies. This challenge, combined with a redefinition of the workplace to include the office, the home and any point in-between, has made keeping the enterprise secure from virus attacks, ensuring software license and regulatory compliance, maintaining business critical applications and responding to end-user requests for technical assistance in real time, an increasingly difficult and expensive task. For example, according to Gartner Group research, the cost of supporting a mobile laptop computer can range from 34% to 68% higher than a desktop computer. Adding further perspective to this expense is the fact that, according to Current Analysis research issued in January 2005, the retail sales of U.S. laptop computers in the prior quarter surpassed the rate of desktop computer sales for the first time in history.

Enterprise IT departments are using a wide range of discrete technologies to keep end-users supported and ensure that their computing endpoints, especially remote and mobile devices such as laptops and PDAs, are operational, secure and in compliance with corporate IT standards. But the use of these myriad technologies has created a management challenge for many enterprises. For example, according to the 2005 FBI Computer Crime research study, 9 out of 10 organizations experienced computer security incidents in the last year, despite the fact that in the FBI’s prior year security survey, 99% of respondents had deployed anti-virus protection of some kind.

With the increasing number of remote and mobile users, tracking and managing the breadth of applications on endpoints, keeping endpoints current on key software such as virus protection software, ensuring remote connectivity to corporate networks, and supporting distributed applications are just a few of the issues that can interrupt business continuity. For example, when end-users have a request for information or otherwise need IT technical support, they want to get personalized, meaningful answers easily and quickly using whatever interaction channel is available to them – web-based self-service, live online chat, telephone assistance or email.

The traditional approaches that enterprises have embraced to address these challenges include reliance upon heavily staffed internal IT help desks and call centers, on-site support professionals and third-party vendor support. These approaches to meeting endpoint management plus technical support and service needs have generally proven to be ineffective for many enterprises, given their costly and time-intensive nature and the difficulty to scale across expanding and distributed business networks that can extend globally.

Strategy

We are a leading provider of real-time service management software solutions designed to facilitate the identification, diagnosis and resolution of technology-related problems associated with the initiation and on-going support of services and products which are delivered across broadband or corporate computing networks. Key elements of our strategy include:

Optimizing Customer Value

We have always focused significant energy and effort on working with customers to ensure they are receiving maximum value from the solutions we have implemented. It is our belief that a highly successful and referenceable customer community is a key element for our long-term growth. We are implementing additional programs and activities to help ensure that our customers are maximizing the value of our products. This includes key enhancements to our software products that better enable our customers to identify and report on the business value they receive from our products, introduction of new programs to work more directly with customers to ensure that we have a current understanding of how our products are or are not meeting our customers’ goals, additions to our products and expansion of our professional services offerings to enhance our ability to enable our customers and business partners to realize initial and ongoing value from our products.

Leverage our Proven Product Success

The triple play of high speed data, digital video and VoIP services is changing the dynamics of the digital service market worldwide. We believe that service providers are looking for complete and proven solutions which can enable them to deal with the complexities of installation, activation, verification and on-going service and support of these services to new and existing subscribers. Over the past year, we have both enhanced our existing products and also introduced new products which help digital service providers address a number of the key challenges related to supporting these new services from both a network view as well as from a premise or end-point computing view.

We intend to leverage our relationships with leading cable and DSL companies and expand our presence with them as they introduce new triple play services. We also believe that our existing products to support installation, verification and on-going support of high speed data services will be attractive to service providers who have not yet implemented solutions for current high speed services or have done so using internal resources or other third-party solutions. We believe they will find our solutions attractive as they look for more cost effective and complete solutions which can easily be extended to support other triple play services.

In the enterprise market, we intend to focus our attention on leveraging our established reputation as a leading provider of support automation solutions, incorporating self-healing, self-service and assisted service technologies. As managed service providers and corporate enterprises face the ever increasing complexities of supporting remote and mobile workforces, incorporating off-shored support organizations, supporting distributed home-based workers, and supporting new enterprise deployments of technologies such as VoIP and IPTV, many of our proven solutions and our established expertise from our experiences with digital service providers can be further leveraged.

Expand Our Market Presence and Reach

We believe that the digital service provider markets in the Americas, Europe, other key international markets such as China, India, and Korea, represent a growth opportunity for us. With our expanded product portfolio and our success in serving the DSL market, we believe there is an opportunity to increase penetration of our digital services products and related services across a broader market. We intend to further expand our sales, including direct and indirect channels, marketing and professional services efforts in our current international locations such as Belgium, France, Germany, India, Singapore and the United Kingdom, and expand to new locations and solution areas as markets require.

A key element in our ability to expand our digital service presence on a global basis and our enterprise business in North America will be our ability to attract and work with key hardware, software and services companies who provide complementary products or services. Over the past several years, we have established relations with a number of leading managed service providers, local consulting and services companies and technology companies. We intend to focus more corporate-wide attention on establishing and growing successful partnerships that will enable us to reach new potential customers for our solutions.

Maintain and Enhance Technology and Solutions Leadership

We intend to continue to devote significant resources to technology development in order to introduce new solutions to provide self-healing and mass-healing capabilities, manage and resolve difficult technical service and support problems across a variety of devices, including personal computers, consumer premise equipment (CPE), and other devices that are key components in consumer and business environments that are increasingly reliant upon digital technologies of many kinds for information, computing, entertainment and management needs. As Internet access and digital media expand through increasing adoption of new technologies, we intend to continue to invest resources in developing technologies that enhance the personalization, automation and overall effectiveness of our product offerings to meet requirements of the next generation of hardware devices and related software. We intend to continue to foster an environment to obtain feedback from our customers through our customer advisory councils to provide us with valuable customer insights that we can integrate into future generations of our products.

Products

Our software products enable digital service providers to automate the installation, activation, delivery and support of various digital services and enterprises to further automate the ongoing support of hardware and software technologies used by end-users. Our software provides self-healing capabilities designed to recognize, diagnose and correct potential problems prior to their impact on the user either with or without user involvement.

If a user does require assistance, our products are designed to provide an integrated approach to escalating the problem to either self-service web-based portals or to technical support professionals where our products can help the professional deliver the appropriate resolution to the problem. Our products have been architected to function on a common software platform which is based on a set of patented technologies.

We further leverage our technology to deliver specific solutions for our enterprises and digital service provider customers. Our product suites offer customers integrated solutions to address a broad range of endpoint management and IT service and support issues, whereas our component products enable customers to address specific problems or requirements.

Digital Service Provider Suites and Products

We provide an integrated set of solutions for automated installation, activation and ongoing service for three key constituencies: customers, customer service representatives (CSRs) and network operations. Built upon our Real-Time Service Management software platform, our solutions provide a unified, proactive approach for installation and service automation for triple play services for subscribers, field technicians and CSRs that can lower activation and ongoing service costs.

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

SupportSoft ServiceGateway.    ServiceGateway provides capabilities to automate large-scale consumer premise equipment (CPE) configuration activities, such as configuration and firmware upgrades across large portions of a broadband network. ServiceGateway also enables CSRs to take remote control of CPE devices, such as routers or gateways, to diagnose and solve problems on a “one-to-one” basis.

SupportSoft ServiceVerify.    ServiceVerify is designed to enable digital service providers to automatically verify the successful installation, activation and ongoing operations of VoIP, video over DSL (IPTV) and high-speed data services to homes and SMBs. ServiceVerify provides tools and service information to the installer or service technician and dispatcher as well as CSR. ServiceVerify can help technicians determine that the work has been performed correctly and the customer has access to all the services they ordered, before the technician leaves the job. ServiceVerify also provides CSRs tools designed to rapidly diagnose and resolve problems when a customer calls with a service-related problem.

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

Digital Service Provider and Enterprise Suites and Products

Several of our products and suites are made available to both digital service provider customers and enterprise customers.

SupportSoft Client Technology (Subscriber Agent for Digital Service Providers, Repair Manager for Corporate Enterprises).    The SupportSoft Client is a subscriber or employee desktop application that can make both self- and assisted service a more rewarding experience by providing the correct answer faster, or by connecting subscribers to the most appropriate assisted service resource. The SupportSoft Client can address many common complaints—such as “Email isn’t working” or “Web pages are slow”— by enabling end-users to understand and manage their own connection. For digital service providers, it offers automated connection management and CPE integration for problem diagnosis and resolution. For corporate enterprises, it also supports restoring VPN connectivity if lost. Additionally, should a subscriber need to call a CSR or help desk analyst, the SupportSoft Client provides permission-based tools for speeding the call by transferring system level information to the analyst instantaneously.

SupportSoft Self-Service Suite.    Self-Service Suite is designed to bring together knowledge automation capabilities and service request management capabilities to support end-users who require web-based access to answers to technology-related problems, fixes to technology problems or the ability to submit requests for assistance. The Self-Service Suite includes SupportSoft Knowledge Center and RequestAssist products described below.

SupportSoft Intelligent Assistance Suite.    Intelligent Assistance Suite is designed to provide technical support representatives with a set of integrated capabilities specifically designed to speed problem resolution when they are contacted by an end-user for help. The Intelligent Assistance Suite includes SupportSoft Knowledge Center, AnalystAssist, RemoteAssist, and LiveAssist products described below.

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

SupportSoft Knowledge Center.    Knowledge Center is designed to automate the real-time creation, publishing and management of knowledge-based content for technical problem resolution. End-users benefit from Knowledge Center solutions through their ability to quickly access personalized, self-service answers online, including access to automated “one-click-fixes” in many cases. Service and support representatives benefit from Knowledge Center software through functionality that allows them to create a rich repository of knowledge to speed problem resolution, including access to both structured and unstructured data.

SupportSoft RemoteAssist.    RemoteAssist is designed to enable IT support analysts to remotely take control of a user’s Microsoft Windows computing system, with the user’s permission, to speed problem resolution. By remotely managing and controlling a device, a support analyst can diagnose problems in detail, including whether the problem is at the application, hardware or operating system level, determine the necessary action to resolve the problem and often times implement the resolution. No complex software installation or re-boot of the computer is required and a complete audit trail of all remote sessions is retained to expedite resolution should the problem be encountered again.

SupportSoft RequestAssist.    RequestAssist is designed to manage the complete lifecycle of request management, from identification through resolution. A Web-based interface lets end-users quickly create, submit or check the status of typical requests and incidents, which can range from IT support requests to password management issues. RequestAssist incorporates capabilities to support rules-based escalation of requests to the appropriate CSR, as well as automated notification of such escalations via the Web, a wireless device, email or a pager.

SupportSoft LiveAssist and AnalystAssist.    LiveAssist and AnalystAssist are designed to provide high-volume call center organizations and IT help desks with tools to communicate with, and push answers via the Web to end-users. LiveAssist allows end-users and analysts to communicate directly to each other with a scalable, real-time chat solution enhanced by easy-to-use Web-push capabilities, and user friendly access to relevant content. AnalystAssist provides CSRs with a comprehensive set of tools to work with end-users to diagnose and resolve technical problems.

Technology—Real-Time Service Management Software Platform

Our technology is designed to enable our software suites and component products to be extended and easily adapt to, and integrate with, varying software environments. The Real-Time Service Management Platform is the foundation upon which all of our component products and suites are installed and provides a single point of integration for all of our suites and component products.

The Real-Time Service Management Platform supports a high degree of scalability using industry standard web server infrastructure and supports datacenter practices such as load balancing, clustering and data partitioning. Our products are web-based and cross-platform and provide similar functionality on a variety of web servers, application servers, operating systems and databases. The architecture has been used in implementations that scale to several million endpoints.

The Real-Time Service Management Platform includes common services that are shared by many of our products, allowing for faster product development, more flexible behavior and consistent usability as well as reporting. Common services include user and group management, user-based security, user interface navigation, database access, XML handling, reporting and integration.

Sales and Marketing

We have a worldwide sales organization to directly assist digital service providers, enterprises and managed service providers to understand the full value of our solutions. This sales team works with digital service providers on a global basis, and with large public and private sector enterprises and managed service providers in North America. Currently, we manage regional sales resources in the United States, Canada, the United Kingdom, France, Belgium, Germany, India, Singapore, and Spain.

The marketing organization works closely with the sales organization to create programs which build awareness of our products, solutions and customer successes. The marketing organization uses a wide range of programs to build market awareness and develop requirements for current and future solutions. These include directed market research, relationships with industry analysts, direct mail and relationship marketing programs, business and trade press tours, and participation in industry-specific trade shows. The marketing organization also works with sales to ensure that they have the appropriate materials and demonstrations to support all phases of the sales process.

Our sales and marketing organizations also work together to support a number of key partners, including technology partners, consulting and services partners, and resellers around the globe that help to extend our market reach and product delivery expertise.

Representative digital service providers who have purchased our products and services to support their customers include: Belgacom, BellSouth, Bharti, Casema, Carphone Warehouse (Talk Talk), Charter, Comcast, Cox, Essent Kabelcom, KPN, Metrocast Cablevision, Net Lynk, Portugal Telecom, TDC Kabel, TDC Solutions, TDC Switzerland, TeliaSonera, Time Warner Cable, Tiscali, Qwest, UPC Broadband, Verizon, and other service providers worldwide. Representative enterprises that have licensed SupportSoft software for IT operations and customer support requirements include: 3M, ADP, Assurant, Bank of America, British Telecommunications, EGL Eagle Global Logistics, Fidelity, Horry Telephone Cooperative, Kimberly-Clark, Lockheed Martin,

Northrop Grumman, Procter & Gamble, Sony Electronics, Symantec and Thomson Financial. Representative managed service providers that have purchased our products to provide outsourced services to enterprises include: ACS, Capgemini UK, CGI, CSC, CompuCom, EDS, and IBM.

Partners and Alliances

We establish software and hardware alliances and partnering relationships to ensure that our products can be integrated with the software and hardware technology infrastructure of our customers. We engage in product alliances that we believe can enhance our solutions or can assist customers in gaining more return on their investment from our software.

We work closely with other software and solutions providers to enhance our solutions, accelerate the use of our solutions in key markets, or increase the value our customers receive from our products. We work with a number of companies focused on supporting various digital services. For example, for network-based services such as high speed data and VoIP, we work with firms such as C-Cor and Brix Networks For digital video, we have an alliance with Scientific-Atlanta, Inc. We also have established an interoperability laboratory to test standards developed by the DSL Forum for consumer premise equipment devices, and work closely with leading CPE manufacturers. We also work closely with other complementary software companies including those marketing call tracking systems, password and identity management systems, and patch database companies, such as Shavlik.

We have formed relationships with managed service providers that represent a customer base as well as a delivery option for our products. We have developed relationships with managed service providers, including CGI, CompuCom Systems, Inc., Computer Sciences Corporation, EDS, and IBM Global Services to address growing customer demand for outsourced IT management services and support automation solutions. Managed service providers seek ways to provide new value and increase service levels to current and prospective customers. Our software can help managed service providers differentiate their IT solutions by improving their ability to meet service level agreements and reducing their cost structure to provide their services. In addition, managed service providers enable us to reach a broader segment of customers that utilize the services of an outsourcer for IT service delivery.

Global Services

Our Global Services organization provides end-to-end professional service offerings to our customers ranging from project planning and management, architectural design, implementation, deployment and ongoing technical support. Our services professionals are highly qualified through experience to help our customers drive tangible business results through effective implementation, adoption and usage of our software solutions. Our Global Services group provides solutions for our customers that can be used across all or parts of their organizations. Our capabilities are principally divided into five core areas with the goal to guide the customer through a successful deployment:

•	Project Planning & Management. Builds comprehensive project plans in tight coordination with customers and partners with a goal of ensuring budget, timeline and quality objectives are achieved.

•	Design & Implementation. Provides architectural design, transformation and product integration and deployment services.

•	Education. Trains customers and those parties with whom we have alliances in the design, implementation and use of our products.

•

Technical Support.    Responds to design, feature, and implementation and deployment support questions. This group provides ongoing assistance to optimize customer communication and feedback for technology deployment, including using our own software to provide an Internet support portal, titled ExpertExchange, as well as regular user group forums by which customers can assist each other in discussing product issues and opportunities. Under our standard maintenance contracts, our customers receive generally available patches, enhancements and updates to the products they have purchased.

•	Strategic Services. Educates customers on “best practices” for supporting and servicing users and encouraging users to move from traditional support processes, such as a phone call to the help desk, to an automated approach, in order to accelerate the customer’s return on investment.

Research and Development

We devote a substantial portion of our resources to developing new and enhanced versions of our support and service automation software, conducting product testing and quality assurance testing and improving our core technologies. Fundamental to our research and development strategy are rapid product development cycles, continuous improvement and customer feedback. We believe that customers serve as an extension of our research and development process by providing us with valuable feedback from their hands-on usage to assist with our product improvements, implementation services and new market opportunities and strategy. We have created customer advisory councils with representatives from our customers to formalize this input.

Research and development expense was $11.2 million in 2005, $9.7 million in 2004 and $9.2 million in 2003.

Intellectual Property

Patents

As of December 31, 2005, we had seven patents and one patent application allowed and expected to issue in the United States in the general areas of automated discovery of dynamic configurations, our SmartIssue technology and our software vault technology. We also hold patents in China, Singapore and Israel and have a number of patent applications pending in other foreign jurisdictions. We may or may not seek additional patents in the future. We do not know if our patent applications or any future patent application will result in a patent being issued with the scope of the claims we seek, if at all. Also, we do not know whether any patents we have or may receive will be challenged or invalidated. It is difficult to monitor unauthorized use of technology, particularly in foreign countries where the laws may not protect our proprietary rights as fully as in the United States, and our competitors may develop technology that competes with ours but nevertheless does not infringe our intellectual property rights.

Trademarks

Our trademarks and service marks include SupportSoft and related designs, Support.com and related designs, the “support man” logo, DNA, DNA Probe, HomeNet, LiveAssist, Nexus, RapidReset, Resolution Suite, SmartAccess, SmartIssue, SmartResult, SupportAction and SupportTrigger. We have claim common law trademark rights for other marks.

Protection of Intellectual Property

We rely on a combination of copyright, trade secret, trademark and contractual protection to establish and protect our proprietary rights that are not protected by patent. We also enter into confidentiality agreements with our employees and consultants involved in product development. We routinely require our employees, customers and potential business partners to enter into confidentiality agreements before we will disclose any sensitive aspects of our business. Also, we require employees to agree to assign and surrender to us any proprietary information, inventions or other intellectual property they generate or come to possess while employed by us. These precautions may not prevent misappropriation or infringement of our intellectual property.

Competition

We compete in markets that are highly competitive, subject to rapid change and significantly affected by new product introductions and other market activities of industry participants. Although we do not believe there is one principal competitor in the market for all aspects of our Real-Time service Management solutions for both the enterprise and digital service provider markets, we do compete with a number of vendors who may offer products or services with features that compete with specific elements of our suite solutions or with our component products.

Software companies we encounter in competitive situations include a broad range of publicly-traded and privately-held companies. In our enterprise business, our principal competition comes from public companies such as ATG, BMC, Computer Associates International, Inc., eGain, Hewlett Packard, Kana, Knova and RightNow. In our digital service provider business, we compete with Motive, Inc. for installation, activation and various service automation capabilities and various hardware vendors such as 2Wire, Alcatel and Siemens for remote device management. In addition, we expect that internally developed applications will continue to be a significant source of competition in the foreseeable future. We believe that the principal competitive factors in our market include the following:

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

Employees

As of December 31, 2005, we had 246 full-time employees. None of our employees are covered by collective bargaining agreements. We believe our relations with our employees are good.

Executive Officers

Our executive officers and their ages as of March 10, 2006, are:

Name	Age	Position
Radha R. Basu	55	Chief Executive Officer, President and Chairman of the Board
Ken Owyang	42	Chief Financial Officer and Senior Vice President of Finance and Administration
Cadir B. Lee	34	Senior Vice President of Products and Technology and Chief Technology Officer
Chris Grejtak	56	Senior Vice President, Marketing and Corporate Development, Chief Marketing Officer
John Van Siclen	49	Senior Vice President of Worldwide Field Operations

Radha R. Basu.    Ms. Basu has served as President, Chief Executive Officer and as a director of SupportSoft since July 1999 and became Chairman of the Board of Directors in January 2001. Ms. Basu announced her intentions to retire from the Company, but will continue in her position until a suitable successor is in place and remain a part-time employee on an as-needed basis to help the successor’s transition for a period of one year. Ms. Basu worked at Hewlett-Packard Company, a computing and imaging solutions provider company, from November 1978 to January 1999, and held various general management positions, most recently the general manager of the electronic business software organization. Ms. Basu also serves as a director of Seec, Inc., an eBusiness solutions company. Ms. Basu holds a B.S. in engineering from the University of Madras, a masters degree in electrical engineering and computer science from the University of Southern California and is a graduate of the Stanford University executive management program.

Ken Owyang.    Mr. Owyang was appointed to the position of Chief Financial Officer and Senior Vice President of Finance and Administration in March 2006. Mr. Owyang has served as Interim Chief Financial Officer since January 2006, and as Vice President of Finance for SupportSoft since November 2004. Prior to November, 2004, Mr. Owyang provided consulting services to SupportSoft since April 2004. From May 2003 until April 2004, he was an independent financial consultant to private and public companies. From November 1997 until February 2002, Mr. Owyang was employed by Marimba, Inc, an enterprise software company, initially as Controller and then Chief Financial Officer beginning in June 2000. Mr. Owyang holds a B.A. in Business Administration and Accounting from San Francisco State University.

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

John Van Siclen.    Mr. Van Siclen has served as the Senior Vice President of Worldwide Field Operations of SupportSoft since August 2003. Mr. Van Siclen announced his intention to separate from the Company, effective March 31, 2006. Prior to joining SupportSoft, from January 2002 to April 2003, Mr. Van Siclen served as President, Chief Executive Officer and director of Interwoven, Inc., a content management software company. From May 2001 to January 2002, he served as the Senior Vice President and Chief Operating Officer of Interwoven, and from December 1999 to April 2001, he served as Interwoven’s Vice President of Corporate and Business Development. Prior to joining Interwoven, Mr. Van Siclen served as President and Chief Executive Officer of Perspecta, Inc., an Internet software company, from February 1996 to November 1999. Perspecta was acquired by Excite@Home in October 1999. Mr. Van Siclen holds a B.A. in history from Princeton University.

SEC Filings and Other Available Information

We were incorporated in Delaware in December 1997. We file reports with the Securities and Exchange Commission (SEC), including without limitation annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934. The public may read and copy any materials we file with the SEC at the SEC’s Public Reference Room at 100 F Street, N.E., Washington, DC 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at (202) 551-8090. In addition, we are an electronic filer. The SEC maintains an Internet site that contains reports, proxy and information statements, and other information regarding issuers, including us, that file electronically with the SEC at the website address located at http://www.sec.gov.

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

SupportSoft, Inc.

Investor Relations

575 Broadway

Redwood City, CA 94063

ITEM 1A.	RISK FACTORS.

Investing in our securities involves a high degree of risk. In addition to the other information contained in this report, you should consider the following risk factors before investing in our securities.

Our quarterly results may fluctuate, which may cause our stock price to decline.

Our quarterly revenue and operating results may fluctuate from quarter to quarter. As a result, we believe that quarter-to-quarter and year-to-year comparisons of our revenue and operating results are not necessarily meaningful, and that these comparisons may not be accurate indicators of future performance.

Several factors that have contributed or may in the future contribute to fluctuations in our operating results include:

•	demand for our real-time service management software;

•	size and timing of customer orders and our ability to receive payment and recognize revenue in a given quarter;

•	our reliance on a small number of customers for a substantial portion of our revenue;

•	the price and mix of products and services we or our competitors offer;

•	our ability to attract and retain customers;

•	the amount and timing of operating costs and capital expenditures relating to expansion of our business, infrastructure and marketing activities;

•	the exercise of judgment by our management in making accounting decisions in accordance with our accounting policies, such as when to recognize certain tax assets and the impairment of goodwill or identifiable intangible assets; and

•	general economic conditions and their effect on our operations.

Historically, we licensed a significant portion of our software on a term basis in which revenue was recognized ratably over the length of the agreement with the customer. Recently, however, we typically license our software on a perpetual basis in which we recognize the license revenue upfront, assuming all criteria for revenue recognition have been met. As we shifted to a perpetual licensing model, we have received less ratable revenue and have therefore become more dependent on a few customer contracts with upfront license revenue for a substantial portion of our revenue in any one quarter. In addition, a significant portion of our total revenue each quarter come from a number of orders received in the last month of a quarter. If we fail to close orders expected to be completed toward the end of a quarter, particularly if these orders are for perpetual licenses with immediate revenue, or if there is any cancellation of or delay in the closing of orders, particularly any large customer orders, our quarterly results would suffer.

Because a small number of customers have historically accounted for and may in future periods account for substantial portions of our revenue, our revenue could decline because of delays of customer orders.

A small number of customers have historically accounted for, and may in future periods account for, substantial portions of our revenue. For the quarter ended December 31, 2005, two customers accounted for 20% and 15% of our total revenue for the quarter. Although there were no customers that accounted for 10% or more of our total annual revenue in 2005, for the year ended December 31, 2004, two customers accounted for 13% and 10% of our total annual revenue. Because a small number of customers are likely to continue to account for a significant portion of our revenue in any given quarter, our revenue could decline because of the loss or delay of a single customer order. Additionally, we may not obtain new customers. The failure to obtain significant new customers, particularly customers that purchase perpetual licenses with upfront payments, the loss or delay of significant customer orders and the failure of existing customers to pay ongoing fees when due would harm our operating results.

Our inability to meet future financial performance targets that we announce or that are published by research analysts could cause the price of our common stock to decline.

From time to time, we provide guidance related to our future financial performance. In addition, financial analysts publish their own expectations of our future financial performance. Because our quarterly revenue and our operating results fluctuate, future financial performance is difficult to predict. In early 2004 and 2005, we provided guidance related to our expected annual and quarterly performance. Our actual financial results in the third quarter of 2004 and 2005 fell short of our guidance. As a result, we then needed to reduce our annual guidance for those years. Future negative adjustments of our guidance or the failure to meet our guidance or those expectations of research analysts could likely cause the market price of our common stock to decline.

Management’s ability to accurately predict performance is affected in large part by the increasing number of perpetual licenses that we typically enter into in a quarterly period. As a result, a significant portion of our total revenue is dependant upon the closing of new large customer orders. In addition, our guidance is based in part upon the expectation of new product sales with which we have a limited history and as a result it is difficult to evaluate our future revenue from these products. In the event we fail to close orders expected or forecasted to be completed, our results will not meet our guidance or the expectations of securities analysts or investors, which would likely cause the market price of our common stock to decline.

We expect to lose the services of two of our key personnel and recruiting and integrating new management may affect our ability to achieve our business goals.

Our success depends on the skills, experience and performance of our senior management, engineering, sales, marketing and other key personnel. The loss of the services of any of our senior management or other key personnel could harm the market’s perception of our business and our ability to achieve our business goals. We recently announced that Radha R. Basu has expressed her intention to retire as our President and Chief Executive Officer, although she will continue in her position until a suitable successor is in place and remain a part-time employee on an as-needed basis to help the successor’s transition for a period of one year. In addition, John Van Siclen, our Senior Vice President of Worldwide Field Operations, recently announced that he will depart from SupportSoft effective March 31, 2006. The efforts in recruiting and integrating new management may divert attention from other business concerns and disrupt our ongoing business, especially in the short term until successors are appointed. In addition, Ken Owyang was only recently appointed Chief Financial Officer, transitioning from his role as our Vice President of Finance which he has held since 2004. We have also recently initiated reductions in our workforce. Reductions in our workforce as well as changes in senior management could make it difficult to motivate and retain remaining key employees or attract new employees, and provide distractions affecting our ability to manage our business.

We were not profitable for the third quarter of 2005 and may not continue to be profitable.

Although we have been profitable on an annual basis since 2003, we were not profitable for the third quarter of 2005. We reached profitability again in the fourth quarter of 2005, but our expenditures could once again exceed our revenues in future periods, thus preventing us from achieving or maintaining profitability on a quarterly or annual basis. To achieve and maintain profitability, we will need to generate and sustain substantially higher revenues while maintaining reasonable cost and expense levels. If we fail to achieve or maintain profitability, the market price of our common stock will likely decline. We may not achieve profitability if our revenues do not increase or if they increase more slowly than we expect. In addition, our operating expenses are largely fixed and any shortfall in anticipated revenues in any given period could harm our results.

Our product innovations may not achieve the market penetration necessary for us to expand our market share.

If we fail to develop enhanced versions of our real-time service management software in a timely manner or to provide products and services that achieve rapid and broad market acceptance, we may not maintain or expand our market share. We may fail to identify new product and service opportunities for our current market or new markets that we enter into in the future. In addition, our existing products may become obsolete if we fail to introduce new products or product enhancements that meet new customer demands, support new standards or integrate with new or upgraded versions of packaged applications. We have limited control over factors that affect market acceptance of our product and services, including:

•	the willingness of enterprises, including management service providers, to transition to real-time service management solutions; and

•	acceptance of competitors’ solutions or other similar technologies.

If the growth of demand for triple play services or multi-play services by subscribers of digital services does not continue, our ability to increase our revenue could suffer.

Our ability to increase our revenue will depend on increased demand for digital services. If this demand does not grow as rapidly or to the extent we anticipate, our business could suffer. The growth of digital services is uncertain and will depend in particular upon the availability, at a reasonable price, of such digital services, the building of infrastructure to support such services, the availability of competitive products, and the reliability of such services.

We are becoming increasingly more dependent upon our international operations and if our revenue from this effort does not exceed the expense of establishing and maintaining international operations, our business could suffer.

We are becoming increasingly more dependent upon our international operations including the sales and distribution of our products and services and our research and development resources in India and Canada. We have limited experience in international operations and may not be able to compete effectively in international markets or effectively manage our operations in various countries. If we do not generate enough revenue from international operations to offset the expense of these operations, our business and our ability to increase revenue and enhance our operating results could suffer. Risks we face in conducting business internationally include:

•	costs of staffing and managing international operations;

•	differing technology standards and legal considerations;

•	longer sales cycles;

•	dependence on local vendors and consultants;

•	difficulties in staffing and managing international operations, including the difficulty in managing a geographically dispersed workforce in compliance with diverse local laws and customs and difficulty in motivating and retaining qualified individuals;

•	potential adverse tax consequences;

•	changes in currency exchange rates and controls;

•	difficulties in maintaining effective internal control over financial reporting as a result of a geographically-dispersed workforce and customers;

•	longer collection cycles for accounts receivable; and

•	the effects of external events such as terrorist acts and any related conflicts or similar events worldwide.

If we do not expand our professional services organization, especially internationally, our customers may become dissatisfied and our operating results could suffer. Also, as we expand our professional services organization, it may not operate in a profitable manner.

Clients that license our software typically engage our professional services organization to assist with installation and implementation of our software and related consulting services. Revenue from professional services has increased from 2004 to 2005 by 29% and represented a substantial portion of our total revenue. We plan to further increase the number of services personnel, especially internationally, to meet customer needs. We may not be able to recruit the services personnel we need or retain our current services personnel because competition for qualified services personnel is intense. New services personnel will require training and education and take time to reach full productivity.

In addition, we cannot be certain that our professional services business will operate in a profitable manner. We have generally billed our customers for professional services on a time and material basis using an agreed upon daily rate. However, increasingly customers have requested various contract structures. If unanticipated factors in a project are encountered and the contract structure prevents us from billing additional amounts, the profitably of our professional services business would suffer.

Our failure to establish and expand third-party alliances would harm our ability to sell our real-time service management software.

We have several alliances with third parties that are important to our business. Our existing relationships include those with software and hardware vendors, and relationships with companies who provide outsourced support and service capabilities to enterprise customers. If these relationships fail, we may have to devote substantially more resources to the sales and marketing of our products and services than we would otherwise, and our efforts may not be as effective. For example, companies that provide outsourced support and services often have extensive relationships with our existing and potential customers and significant input in the purchase decisions of these customers. In addition, we intend to establish relationships with third party resellers and other sales partners as we expand into geographic regions such as Europe and Asia. Our failure to maintain existing relationships, or to establish new relationships with key third parties, could significantly harm our ability to sell our products and services.

Our exposure to the credit risks of our customers and resellers may make it difficult to collect receivables and could adversely affect our operating results and financial condition.

Industry and economic conditions have weakened the financial position of some of our customers and the cable and telecommunications industries, from which we derive a substantial portion of our total revenue, have traditionally been highly leveraged businesses. To sell to some of these customers, we may be required to take risks of uncollectible accounts. We may be exposed to similar risks relating to third party resellers and other sales partners, as we intend to increasingly utilize such parties as we expand into new geographic regions. Additionally, as we have expanded our business internationally we have experienced longer payment terms and collection cycles from customers outside the United States. While we monitor these situations carefully and attempt to take appropriate measures to protect ourselves, it is possible that we may have to write down or write off doubtful accounts. Such write-downs or write-offs would negatively affect our operating results for the period in which they occur, and, if large, could have a material adverse effect on our operating results and financial condition.

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

Our products depend on complex software, both internally developed and licensed from third parties. Also, our customers may use our products with other companies’ products which also contain complex software. Complex software often contains errors and may not perform properly. These errors could result in:

•	delays in product shipments;

•	unexpected expenses and diversion of resources to identify the source of errors or to correct errors, whether or not the error is later determined to be related to our software;

•	damage to our reputation;

•	lost sales;

•	contractual penalties, demands, claims and litigation and related defense costs; and

•	warranty claims.

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

Our reported results of operations will be materially and adversely affected by our adoption of SFAS 123R.

Statement of Financial Accounting Standards No. 123 (revised 2004), Share-Based Payment (SFAS 123R), which will be effective in our first quarter of 2006, will result in our recognition of substantial compensation expense relating to our employee stock options and employee stock purchase plans. Historically, we generally have not recognized in our statement of income any compensation expense related to stock option grants we issue under our stock option plans or the discounts we provide under our employee stock purchase plans. Under the new rules, we will be required to adopt a fair value-based method for measuring the compensation expense related to employee stock awards, which will lead to substantial additional compensation expense and will have a material adverse effect on our reported results of operations.

Our sales cycle is lengthy and if revenue forecasted for a particular quarter is not realized in that quarter, significant expenses incurred may not be offset by corresponding revenues.

Our sales cycle for our software typically ranges from three to nine months or more and may vary substantially from customer to customer. The purchase of our products and services generally involves a significant commitment of capital and other resources by a customer. This commitment often requires significant technical review, assessment of competitive products and approval at a number of management levels within a customer’s organization. In addition, in the wake of Sarbanes-Oxley, companies have enhanced their approval processes making sales more difficult or protracted. While our customers are evaluating our products and services, we may incur substantial sales and marketing expenses and spend significant management effort to complete these sales. Any delay in completing sales in a particular quarter or the failure to complete a sale after expending resources during the sales cycle could cause our operating results to suffer.

We must achieve broad adoption and acceptance of our real-time service management products and services or we will not increase our market share or expand our business.

We must achieve broad market acceptance and adoption of our products and services or our business and operating results will suffer. Specifically, we must encourage our customers to transition from using traditional or competitive support and service methods to our support and service automation solutions. To accomplish this, we must:

•	continually improve the performance, features and reliability of our products and services to address changing industry standards and customer needs; and

•	develop integration with other support-related technologies.

If we fail to manage our business effectively, then our infrastructure, management and resources might be strained.

As we expand our business operations, this will likely place a significant strain on our resources especially in light of the recent reduction in our workforce. With less personnel, or in the event we are unable to retain the required personnel, we may be unable to meet our business objectives. In addition, if we experience significant and rapid growth or a change in the complexity of our operations, including through acquisitions of businesses or technologies, we may need to expand and otherwise improve our internal systems, including our internal control over financial reporting, disclosure controls and procedures, management information systems, customer relationship and support systems, and other operating and administrative systems and controls. This effort may cause us to make significant capital expenditures or incur significant expenses, and divert the attention of management, sales, support and finance personnel from our business operations, which may adversely affect our financial performance in one or more quarters. Moreover, growth in the future will result in increased responsibilities of management personnel. Managing growth will require substantial resources that we may not have or otherwise be able to obtain.

If we are unable to maintain our disclosure controls and procedures, including our internal control over financial reporting, our ability to report our financial results on a timely and accurate basis may be adversely affected.

We have evaluated our “disclosure controls and procedures” as such term is defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as well as our internal control over financial reporting as required by Section 404 of the Sarbanes-Oxley Act of 2002. Our independent registered public accounting firm has performed a similar evaluation of our internal control over financial reporting. Effective controls are necessary for us to provide reliable financial reports and effectively prevent fraud. If we cannot provide reliable financial reports or prevent fraud, our operating results could be harmed. As of December 31, 2005, we concluded that our internal control over financial reporting were effective, as further described below in Item 9A, Controls and Procedures. However, in 2004 we had material weaknesses in our internal controls and we cannot be certain that we will continue to have adequate controls over our financial processes and reporting in the future. If weaknesses are identified, our ability to report our financial results on a timely and accurate basis may be adversely affected. In addition, if we cannot maintain internal control over financial reporting and disclosure controls and procedures, investors may lose confidence in our reported financial information, which could have a negative effect on the trading price of our common stock.

If our existing customers do not renew maintenance services or purchase additional products, our operating results could suffer.

Historically, we have derived, and expect to continue to derive, a significant portion of our total revenue from existing customers who purchase additional products or renew maintenance services. Our customers may not renew maintenance services or purchase additional products and may not expand their use of our products. In addition, as we introduce new products, our current customers may not require or desire the functionality of our new products and may not ultimately purchase these products. If our customers do not renew maintenance services or do not purchase additional products, our revenue levels and operating results could suffer.

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

We currently serve a customer base with a wide variety of constantly changing hardware, packaged software applications and networking platforms. If we fail to release versions of our software that are compatible with operating systems, software applications or hardware devices used by our customers, our business and operating results would suffer. Our future success also depends on:

•	the continuing ability of our products to inter-operate with multiple platforms and packaged applications used by our customer base; and

•	our management of software being developed by third parties for our customers or for use with our products.

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

We may engage in acquisitions of other companies, products or technologies or in other strategic initiatives. If we fail to integrate successfully any future acquisitions, or the technologies associated with such acquisitions, into our company, or if we fail to consummate various strategic initiatives, the revenue and operating results of the combined company could decline. The process of integrating businesses, technologies, services or products may result in unforeseen operating difficulties and expenditures. Acquisitions involve a number of other potential risks to our business, including the following:

•	potential adverse effects on our operating results, including unanticipated costs and liabilities, unforeseen accounting charges or fluctuations resulting from failure to accurately forecast the financial impact of an acquisition;

•	failure to integrate products or technologies with our existing products, technologies and business model;

•	failure to integrate management information systems, personnel, research and development and marketing, sales and support operations;

•	potential loss of key employees;

•	diversion of management’s attention from other business concerns and disruption of our ongoing business;

•	difficulty in maintaining controls and procedures;

•	potential loss of customers;

•	uncertainty on the part of our existing customers about our ability to operate on a combined basis;

•	failure to realize the potential financial or strategic benefits of the acquisition; and

•	failure to successfully further develop the combined technology, resulting in the impairment of amounts recorded as goodwill or other intangible assets.

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

We compete in markets that are highly competitive, subject to rapid change and significantly affected by new product introductions and other market activities of industry participants. We compete with a number of companies in the market for automated delivery of support and service automation and other vendors who may offer products or services with features that compete with specific elements of our software products. In addition, our customers and potential customers have developed or may develop internally real-time service management software systems. We expect that internally developed applications will continue to be a principal source of competition in the foreseeable future.

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

In the past, securities class action litigation has often been brought against public companies after periods of volatility in the market price of securities. The market price of our common stock has been subject to significant fluctuations and may continue to fluctuate or decline. In addition, the anti-takeover provisions we have adopted in the past, such as prohibiting stockholder action by written consent, or may adopt in the future may be perceived negatively by the market causing a decline in our stock price or litigation against us. Securities class action lawsuits were filed against us in November 2001 and again in December 2004. In addition, a derivative shareholder lawsuit was filed against us in December 2005. Should these lawsuits linger for a long period of time, whether ultimately resolved in our favor or not, or further lawsuits be filed against us, coverage limits of our insurance or our ability to pay such amounts may not be adequate to cover the fees and expenses and any ultimate resolution associated with such litigation. The size of these payments, if any, individually or in the aggregate, could seriously impair our cash reserves and financial condition. The continued defense of these lawsuits also could result in continued diversion of our management’s time and attention away from business operations, which could cause our financial results to decline. A failure to resolve definitively current or future material litigation in which we are involved or in which we may become involved in the future, regardless of the merits of the respective cases, could also cast doubt as to our prospects in the eyes of customers, potential customers and investors, which could cause our revenues and stock price to decline.

Privacy concerns and laws or other domestic or foreign regulations may reduce the effectiveness of our solution or harm our reputation and cause us to lose customers.

Our software contains features which allow our customers to control, monitor or collect information from computers running the software. Federal, state and foreign government bodies and agencies, however, have adopted or are considering adopting laws and regulations regarding the collection, use and disclosure of personal information obtained from consumers and individuals. The costs of compliance with, and other burdens imposed by, such laws and regulations that are applicable to the businesses of our customers may limit the use and adoption of our solutions and reduce overall demand for it. Furthermore, privacy concerns may cause our customers’ customers to resist providing the data necessary to allow our customers to use our solutions effectively. Even the perception of privacy concerns, whether or not valid, may inhibit adoption of our solutions. In addition, we may face claims about invasion of privacy or inappropriate disclosure, use or loss of this information. Any imposition of liability could harm our reputation, cause us to lose customers and cause our operating results to suffer.

Any system failure that causes an interruption in our customers’ ability to use our products or services or a decrease in their performance could harm our relationships with our customers and result in reduced revenue.

Our software is vulnerable to damage or interruption from computer viruses, human error, natural disasters, electricity grid failures and intentional acts of vandalism and similar events. These problems could interrupt our customers’ ability to use our real-time service management products or services, which could harm our reputation and cause us to lose customers and revenue.

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

We have recorded long-lived assets, and our results of operations would be adversely affected if their value becomes impaired.

Goodwill and identifiable intangible assets were recorded as a result of our acquisition of substantially all of the assets of Core Networks Incorporated on September 2, 2004. We assess the impairment of goodwill annually or more often if events or changes in circumstances indicate that the carrying value may not be recoverable. We assess the impairment of acquired product rights and other identifiable intangible assets whenever events or changes in circumstances indicate that its carrying amount may not be recoverable. An impairment loss would be recognized when the sum of the discounted future net cash flows expected to result from the use of the asset and its eventual disposition is less than its carrying amount. Such impairment loss would be measured as the difference between the carrying amount of the asset and its fair value. Material differences may result in write-downs of net long-lived and intangible assets, which would cause our operating results to suffer.

If securities analysts stop publishing research or reports about us or our business or if they downgrade our stock, the price of our stock could decline.

The trading market for our common stock relies in part on the research and reports that industry or financial analysts publish about us or our business. We do not control these analysts. If one or more of the analysts who currently cover us downgrade our stock, our stock price would likely decline rapidly. Furthermore, if one or more of these analysts cease coverage of us, we could lose visibility in the market, which in turn could cause our stock price to decline.

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

New rules and regulations for public companies have increased and may continue to increase our administrative costs.

The Sarbanes-Oxley Act of 2002, as well as new rules subsequently implemented by the Securities and Exchange Commission and the Nasdaq National Market, have required changes in corporate governance practices of public companies.

These rules and regulations are increasing our legal and financial compliance costs, and making some activities more time-consuming and costly. These rules and regulations make it more difficult and more expensive for us to obtain director and officer liability insurance, and we may be required to accept reduced coverage or incur substantially higher costs to obtain coverage. These new rules and regulations could also make it more difficult for us to attract and retain qualified members of our board of directors, particularly to serve on our audit committee, and qualified executive officers.

ITEM 1B.	UNRESOLVED STAFF COMMENTS.

Not applicable.

ITEM 2.	PROPERTIES.

Our corporate headquarters are located in Redwood City, California, where we lease approximately 23,600 square feet under a lease that expires in May 2007. We believe the facilities we are now using are adequate and suitable for our business requirements.

ITEM 3.	LEGAL PROCEEDINGS.

Between December 9, 2004 and January 21, 2005, several purported securities class action suits were filed in the United States District Court for the Northern District of California against the Company, our CEO, Radha R. Basu, and our former CFO, Brian M. Beattie. These actions were consolidated on March 22, 2005 as In re SupportSoft, Inc. Securities Litigation, Civil Action No.: c 04-5222 SI. The consolidated complaint alleges generally violations of certain federal securities laws and seeks unspecified damages on behalf of a class of purchasers of our common stock between January 20, 2004 and October 1, 2004. Plaintiffs allege, among other things, that defendants made false and misleading statements concerning our business and guidance for the third quarter 2004, purportedly violating Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 and Rule 10b-5 promulgated thereunder. On July 15, 2005, the Court granted our motion to dismiss the Complaint with leave to amend the Complaint. The plaintiffs subsequently filed a Corrected Amended Complaint on August 19, 2005. On November 21, 2005, the Court denied our motion to dismiss the Corrected Amended Complaint. Defendants filed their Answer to the Complaint on December 14, 2005 and the case is currently in discovery. Plaintiffs moved for class certification on February 1, 2006 and a hearing on plaintiffs’ motion is set for April 21, 2006. Defendants intend to vigorously defend themselves against the consolidated lawsuit. While we cannot predict with certainty the outcome of the litigation, we believe that we have meritorious defenses to such claims.

On December 19, 2005, a purported derivative shareholder complaint was filed in the Superior Court of the State of California for the County of San Mateo captioned White v. Vase et al., No. Civ. 451677. This complaint pursues claims—derivatively and on behalf of the Company as a nominal defendant—against certain of the Company’s directors and former directors: Radha R. Basu, Manuel Diaz, Kevin C. Eichler, Edward S. Russell and James Thanos. The derivative complaint alleges, among other things, that the director-defendants harmed the Company by making or permitting the Company to make false and misleading statements between January 20, 2004 and October 1, 2004 concerning the Company’s business and guidance for the third quarter 2004 and by purportedly exposing the Company to liability for securities fraud in violation of their fiduciary duties. Defendants demurrered to the Complaint on February 2, 2006. A hearing date for the demurrers has not yet been set.

In November 2001, a class action lawsuit was filed against us and two of our officers in the United States District Court for the Southern District of New York. The lawsuit alleged that our registration statement and prospectus dated July 18, 2000 for the issuance and initial public offering of 4,250,000 shares of our common stock contained material misrepresentations and/or omissions, related to alleged inflated commissions received by the underwriters of the offering. The defendants named in the lawsuit are SupportSoft, Radha Basu, Brian Beattie, Credit Suisse First Boston Corporation, Bear, Stearns & Co. Inc. and FleetBoston Robertson Stephens Inc. The lawsuit seeks unspecified damages as well as interest, fees and costs. Similar complaints have been filed against 55 underwriters and more than 300 other companies and other individual officers and directors of those companies. All of the complaints against the underwriters, issuers and individuals have been consolidated for pre-trial purposes before U.S. District Court Judge Scheindlin of the Southern District of New York. On June 26, 2003, the plaintiffs announced that a proposed settlement between the issuer defendants and their directors and officers had been reached. As a result of the proposed settlement, which is subject to court approval, we anticipate that our insurance carrier will be responsible for any payments other than attorneys’ fees prior to June 1, 2003. At a court conference on March 4, 2004, plaintiffs’ executive committee advised the court that the negotiators for plaintiffs and issuers have agreed on the terms of the settlement. During mid-2004, the plaintiffs moved for preliminary approval of the proposed settlement. After full briefing and argument, on February 15, 2005, the court issued an opinion preliminarily approving the proposed settlement, contingent upon modifications being made to one aspect of the proposed settlement— the proposed “bar order”. At a further conference on April 13, 2005, the court set a further schedule for submission of documents concerning the form and substance of class notice, and tentatively set a Rule 23 public hearing on the fairness of the proposed settlement for January 9, 2006. On August 31, 2005, the court issued an order preliminarily approving the settlement and setting a public hearing on its fairness for April 24, 2006 (the postponement from January 2006 to April 2006 was because of difficulties in mailing the required notice to class members). On October 27, 2005, the court issued an order making some minor changes to the form of notice to be sent to class members. On January 17, 2006, the court issued an order modifying the preliminarily settlement approval order to extend the time within which notice must be given to the class, which time had expired on January 15, 2006. While we cannot predict with certainty the outcome of the litigation or whether the settlement will be approved, we believe that the claims against us and our officers are without merit.

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

No matters were submitted to a vote of security holders during the fourth quarter of the year ended December 31, 2005.

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

Market of Common Stock

Our common stock has been traded publicly on the Nasdaq National Market under the symbol “SPRT” since July 19, 2000. Before July 19, 2000, there was no public market for our common stock. The following table sets forth the highest and lowest sale price of SupportSoft’s common stock for the quarters indicated:

	Low	High
Fiscal Year 2004:
First Quarter	$10.40	$17.04
Second Quarter	$6.81	$12.10
Third Quarter	$6.78	$10.97
Fourth Quarter	$4.72	$9.85
Fiscal Year 2005:
First Quarter	$5.06	$6.70
Second Quarter	$4.50	$5.70
Third Quarter	$4.78	$6.17
Fourth Quarter	$3.93	$5.12

Holders of Record

As of March 1, 2006, there were approximately 198 holders of record (not including beneficial holders of stock held in street name) of our common stock.

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

	Year Ended December 31,
	2005	2004	2003	2002	2001
	(in thousands, except per share data)
Consolidated Statements of Income Data:
Revenue:
License fees	$32,737	$37,923	$40,885	$31,260	$22,534
Services	29,194	22,694	12,386	9,900	7,896

Total revenue	61,931	60,617	53,271	41,160	30,430

Costs and expenses:
Cost of license fees	555	295	369	289	621
Cost of services	14,116	10,010	6,846	5,883	6,234
Amortization of intangible assets	1,090	363	—	1,580	2,812
Research and development	11,185	9,746	9,199	8,834	12,637
Sales and marketing	25,159	23,965	22,038	22,464	27,482
General and administrative	8,618	6,454	5,405	5,637	6,131
In-process research and development	—	1,618	—	—	—
Amortization of deferred compensation	—	—	—	578	4,271

Total costs and expenses	60,723	52,451	43,857	45,265	60,188

Income (loss) from operations	1,208	8,166	9,414	(4,105)	(29,758)
Interest income and other, net	3,619	2,298	502	640	1,578

Income (loss) before income taxes	4,827	10,464	9,916	(3,465)	(28,180)
Provision for income taxes	(402)	(310)	(496)	(177)	—

Net income (loss)	4,425	10,154	9,420	(3,642)	(28,180)

Net income (loss) attributable to common stockholders	$4,425	$10,154	$9,420	$(3,642)	$(28,180)

Basic net income (loss) per share attributable to common stockholders	$0.10	$0.24	$0.27	$(0.11)	$(0.91)

Shares used in computing basic net income (loss) per common share	43,032	42,355	34,682	32,486	31,078

Diluted net income (loss) per share attributable to common stockholders	$0.10	$0.22	$0.25	$(0.11)	$(0.91)

Shares used in computing diluted net income (loss) per common share	44,519	45,590	38,048	32,486	31,078

	December 31,
	2005	2004	2003	2002	2001
	(in thousands)
Consolidated Balance Sheet Data:
Cash, cash equivalents and short-term investments	$120,663	$120,341	$121,414	$30,615	$26,272
Working capital	119,807	113,320	114,089	23,918	22,945
Total assets	156,249	150,205	139,044	42,160	46,363
Long-term obligations	1,111	2,210	1,478	67	1,590
Accumulated deficit	(60,955)	(65,380)	(75,534)	(84,954)	(81,312)
Total stockholders’ equity	134,394	127,857	114,006	23,147	24,297

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

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

Overview

We develop, market and distribute real-time service management software designed to facilitate the identification, diagnosis and resolution of technology-related problems associated with the initiation and on-going support of services and products which are delivered across broadband or corporate computing networks. Our software solutions are utilized by:

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

Our revenue consists of software license fees, and fees for maintenance, consulting and training services. Historically, we have licensed a significant portion of our software on a term basis in which revenue was recognized ratably over the length of the agreement with the customer. Recently, however, we have predominately licensed our software on a perpetual basis in which we recognize the license revenue upfront, assuming all criteria for revenue recognition under the applicable accounting rules have been met.

We also derive revenue from maintenance fees, as well as fees for consulting and training services. Maintenance fees relating to perpetual software licenses result in ratable revenue over the length of the maintenance term, which is generally one year. Consulting and training revenues are generally recognized as the services are performed or in accordance with predefined project milestones.

Our total revenue grew by 2% from 2004 to 2005. Overall revenue growth was driven by the growth in services revenue, which increased by $6.5 million, or 29%. License fees decreased by approximately 14% from 2004 to 2005, reflecting fewer large licensing transactions with our enterprise customers. Our financial performance may be affected by other factors, such as a slowdown in enterprise IT spending or a decrease in the demand for enterprise software. Competitive pressures, including from new competitors or alliances or mergers among competitors, could reduce our market share or require us to reduce the price of products and services, thereby also impacting our operating results. Furthermore, we typically derive a large portion of our revenue each quarter from a small number of large orders received in the last month of a quarter. If we fail to close these orders, particularly if these orders are for large perpetual licenses, our quarterly results would suffer. In conjunction with this, as further described under results of operations, upfront revenue from perpetual licensing arrangements has become a larger percentage of our license revenue, which results in less ratable license revenue and more dependence on a few customers for a substantial portion of our total revenue in any single quarter.

In October 2005, we performed a review of our business operations and realigned our resources and go-to-market strategies to maximize our revenue opportunities. This realignment resulted in a reduction of our workforce by approximately 12%, or 27 employees worldwide. As a result of this realignment, we have refocused our efforts on the markets and customer segments where we believe our solutions provide the most tangible business value. We intend to create and deliver more “out-of-the-box” automated solutions, create and deliver services offerings focused on specific customer problem areas, more closely align our professional services organization with the products organization to establish a continuous feedback loop for product enhancements, and supplement our direct international expansion with channel partners. In addition, we intend to focus product development on enhancements of our proven products.

Although we anticipate costs savings from our recent workforce reduction, we intend to invest additional resources in the initiatives described above. Consequently, we may not ultimately recognize any savings from the realignment and our planned initiatives may not ultimately affect our ability to grow our license revenues. As a result of the restructuring, we recorded a charge of $645,000 for severance costs and lease termination-related costs during the fourth quarter of 2005. Restructuring expenses included in the 2005 Consolidated Statement of Income were $76,000 for cost of services, $67,000 for research and development, $407,000 for sales and marketing and $95,000 general and administrative.

Costs and operating expenses increased by 16% from 2004 to 2005, reflecting the expansion of our operations in all areas of the business during 2005, especially in the areas of cost of services, general and administrative and research and development. The increase in research and development expense also reflects an increase in headcount and related expenses resulting from the acquisition of substantially all of the assets of Core Networks Incorporated in September 2004.

Beginning in 2006, we will be required to recognize substantial compensation expense relating to our employee stock options and employee stock purchase plans. Historically, we generally have not recognized in our statement of income any compensation expense related to stock option grants we issue under our stock option plans or the discounts we provide under our employee stock purchase plans and we expect this to have a material adverse effect on our reported results of operations. In order to reduce the compensation expense associated with options, on December 21, 2005, the Board of Directors approved the acceleration of approximately 3.0 million of unvested and “out-of-the-money” outstanding stock options that had an exercise price per share equal to or greater than $5, which was a price greater than our then current market price for our common stock. By accelerating the vesting of these options, approximately $12.0 million of future compensation expense was avoided.

Diluted earning per share decreased from $0.22 in 2004 to $0.10 in 2005, primarily reflecting the increased costs associated with the expansion of our operations.

Recent Events

Radha Basu, our chief executive officer, recently announced her intention to retire as our President and Chief Executive Officer, although she will continue in her position until a suitable successor is in place and remain a part-time employee on an as-needed basis to help the successor’s transition for a period of one year. In addition, John Van Siclen recently announced that he will depart from SupportSoft effective March 31, 2006. The Company also recently announced that Ken Owyang was appointed as our Chief Financial Officer and Senior Vice President of Finance and Administration. As further described in our risk factors, these transitions could negatively affect our ability to execute our business plans.

Critical Accounting Policies and Estimates

In preparing our consolidated financial statements in conformity with accounting principles generally accepted in the United States, we make assumptions, judgments and estimates that can have a significant impact on our net revenue, operating income and net income, as well as on the value of certain assets and liabilities on our consolidated balance sheet. We base our assumptions, judgments and estimates on historical experience and various other factors that we believe to be reasonable under the circumstances. Actual results could differ materially from these estimates under different assumptions or conditions. On a regular basis we evaluate our assumptions, judgments and estimates and make changes accordingly. We believe that the assumptions, judgments and estimates involved in the accounting for revenue recognition, allowance for doubtful accounts, accounting for income taxes and business combinations have the greatest potential impact on our consolidated financial statements, so we consider these to be our critical accounting policies. We discuss below the critical accounting estimates associated with these policies. Historically, our assumptions, judgments and estimates relative to our critical accounting policies have not differed materially from actual results. For further information on the critical accounting policies, see Note 1 of our Notes to Consolidated Financial Statements.

Revenue Recognition

We recognize revenue in accordance with generally accepted accounting principles that have been prescribed for the software industry. Revenue recognition requirements in the software industry are very complex and are subject to change. Our revenue recognition policy is one of our critical accounting policies because revenue is a key component of our results of operations and is based on complex rules which require us to make judgments. In applying our revenue recognition policy we must determine which portions of our revenue are recognized currently and which portions must be deferred. In order to determine current and deferred revenue, we make judgments with regard to the appropriate fair value for the products and services.

We do not record revenue on sales transactions when the collection of cash is in doubt at the time of sale. Rather, revenue is recognized from these transactions as cash is collected. The determination of collectibility requires significant judgment.

Allowances for Doubtful Accounts

We make judgments as to our ability to collect outstanding receivables and provide allowances for the portion of receivables when collection becomes doubtful. Provisions are made based upon a specific review of all significant outstanding invoices. For those invoices not specifically provided for, provisions are recorded at differing rates, based upon the age of the receivable. In determining these percentages, we analyze our historical collection experience and current payment trends. If the historical data we use to calculate the allowance for doubtful accounts does not reflect the future ability to collect outstanding receivables, additional provisions for doubtful accounts may be needed and the future results of operations could be materially affected.

Accounting for Income Taxes

We are required to estimate our income taxes in each of the tax jurisdictions in which we operate. This process involves management’s estimation of our actual current tax exposures together with an assessment of temporary differences determined based on the difference between the financial statement and tax basis of certain items. These differences result in net deferred tax assets and liabilities, which are included within the consolidated balance sheet. We must then assess the likelihood that the deferred tax assets will be recovered from future taxable income and to the extent we believe that recovery is not likely, we must establish a valuation allowance. To the extent we establish a valuation allowance or adjust this allowance in a period, we must include a tax expense or benefit within the tax provision in the statement of income.

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

At December 31, 2005, goodwill was $9.8 million, and net identifiable intangible assets were $4.0 million. We assess the impairment of goodwill annually or more often if events or changes in circumstances indicate that the carrying value may not be recoverable. We assess the impairment of acquired product rights and other identifiable intangible assets whenever events or changes in circumstances indicate that its carrying amount may not be recoverable. An impairment loss would be recognized when the sum of the undiscounted future net cash flows expected to result from the use of the asset and its eventual disposition is less than its carrying amount. Such impairment loss would be measured as the difference between the carrying amount of the asset and its fair value. The estimate of cash flow is based upon, among other things, certain assumptions about expected future operating performance and an appropriate discount rate determined by our management. Our estimates of discounted cash flows may differ from actual cash flows due to, among other things, economic conditions, changes to the business model or changes in operating performance. If we made different estimates, material differences may result in write-downs of net long-lived and intangible assets, which would be reflected by charges to our operating results for any period presented. At September 30, 2005, management concluded its annual evaluation for impairment of goodwill and no impairment was recognized. Since then, there have not been any events or changes in circumstances to indicate that the carrying value may not be recoverable. We will test for impairment during the third quarter of each year, or earlier if indicators of impairment exist.

Results of Operations

The following table presents certain consolidated statement of income data for the periods indicated as a percentage of total revenue.

	Years Ended December 31,
	2005	2004	2003
Revenue:
License fees	53%	63%	77%
Services	47	37	23

Total revenue	100	100	100

Costs and expenses:
Cost of license fees	1	0	1
Cost of services	23	16	13
Amortization of intangible assets	2	1	0
Research and development	18	16	17
Sales and marketing	40	40	41
General and administrative	14	11	10
In-process research and development	0	3	0
Amortization of deferred compensation	0	0	0

Total costs and expenses	98	87	82

Income from operations	2	13	18
Interest income and other, net	6	4	1

Income before income taxes	8	17	19
Provision for income taxes	(1)	0	(1)

Net income	7%	17%	18%

Years ended December 31, 2005, 2004 and 2003

Revenue

($ in thousands)

	2005	% Change 2004 to 2005	2004	% Change 2003 to 2004	2003
License fees	$32,737	(14)%	$37,923	(7)%	$40,885
Services	29,194	29%	22,694	83%	12,386

Total net revenue	$61,931	2%	$60,617	14%	$53,271

Total Revenue.    Total revenue increased by 2% in 2005 as compared to 2004 and by 14% in 2004 as compared to 2003. The year-over-year increases in total revenue were due to increases in services revenue for the reasons described below under “Services Revenue.”

Revenue from customers outside the United States accounted for approximately 21% of our total revenue in 2005, 11% of our total revenue in 2004, and 14% of our total revenue in 2003. Although the percentage of revenue we recognize in the future from international customers will vary from period to period, we currently anticipate that revenue from international customers will increase over the next 12 months.

License revenue.    Revenue from license fees was $32.7 million in 2005, $37.9 million in 2004 and $40.9 million in 2003. License fees decreased by approximately $5.2 million, or 14%, in 2005 from 2004 and decreased by approximately $3 million, or 7%, in 2004 from 2003. The decrease in license revenue from 2004 to 2005 was primarily due to fewer large license transactions from our enterprise customers. The decrease in license revenue from 2004 to 2003 was primarily due to fewer large licensing transactions with customers in 2004 as compared with 2003, and lower revenue from personal computer and device manufacturers.

Services revenue.    Services revenue is primarily comprised of revenue from professional services, such as maintenance, consulting and training. Consulting and training revenue is generally recognized as the services are performed. Maintenance revenue is recognized over the term of the maintenance period, which is generally one year.

Services revenue was $29.2 million in 2005, $22.7 million in 2004, and $12.4 million in 2003. Services revenue increased by approximately $6.5 million, or 29%, in 2005 from 2004 and increased $10.3 million, or 83%, in 2004 from 2003. The increase in services revenue in 2005 from 2004 was due to an increase in both maintenance and consulting revenue. Maintenance revenue grew by $3.3 million in 2005 or 30% due to an increase in customers licensing our products on a perpetual basis versus a term basis. Generally, under a perpetual-based license, maintenance revenue is recognized as a separate component of services revenue. Under a term license arrangement maintenance is included with license revenue because we do not have vendor specific evidence of fair value (VSOE) to determine fair value of maintenance for a term-based license. Revenue from consulting services grew by $3.2 million in 2005 or 27% due to performing implementation projects for our larger customer base. The increase in services revenue in 2004 from 2003 was due primarily to maintenance and consulting services provided to customers in connection with strong license revenue in the second half of 2003.

The components of revenue by type, expressed as a percentage of total revenue were:

	Year Ended December 31,
	2005	2004	2003
Perpetual license revenue	48%	47%	48%
Term license revenue	5%	16%	29%
Services revenue	47%	37%	23%
Total revenue	100%	100%	100%

The decrease in ratable license revenue from term-based arrangements is largely related to new customers purchasing perpetual licenses and existing customers who initially licensed our software on a term license basis choosing, at or near the end of the initial term, to renew their licenses on a perpetual license basis. We anticipate that revenue we recognize from perpetual licensing arrangements will be approximately 50% to 55% of total revenue over the next 12 months and revenue from services to be approximately 45% to 50% of total revenue over the next 12 months. We currently anticipate that ratable license revenue from term-based arrangements will represent only a nominal percentage of our total revenue over the next 12 months. Therefore, our future revenue will depend upon sales of perpetual licenses, generally with upfront license revenue recognition, resulting in less predictability of future operating results.

For the year ended December 31, 2005, no customers accounted for 10% or more of our total revenue. For the year ended December 31, 2004, two customers accounted for 13% and 10% of our total revenue. For the year ended December 31, 2003, a single customer accounted for 17% of our total revenue.

Cost of license fees and services and the amortization of intangible assets

($ in thousands)

	2005	% Change 2004 to 2005	2004	% Change 2003 to 2004	2003
Cost of license fees	$555	88%	$295	(20)%	$369
Cost of services	14,116	41%	10,010	46%	6,846
Amortization of intangible assets	1,090	200%	363	N/A	—

Total cost of revenues	$15,761	48%	$10,668	48%	$7,215

Cost of license fees.    Cost of license fees consists primarily of costs related to third-party royalty fees under license arrangements for technology embedded into our products. Cost of license revenue was $555,000 in 2005, $295,000 in 2004 and $369,000 in 2003. Cost of license revenue increased approximately $260,000, or 88%, in 2005 from 2004, and decreased approximately $74,000, or 20%, in 2004 from 2003. The increase in cost of license revenue in 2005 from 2004 was due primarily to royalties for third party technology and products integrated or resold with our products. The decrease in cost of license revenue in 2004 from 2003 was due primarily to a renewal of technology license arrangements with a third party at a lower price.

Cost of services.    Cost of services consists primarily of compensation costs, travel costs, related overhead expenses for services personnel and costs from third parties for subcontracted consulting services. Cost of services revenue was $14.1 million in 2005, $10 million in 2004, and $6.8 million in 2003. Cost of services revenue increased by $4.1 million, or 41%, in 2005 from 2004 and $3.2 million, or 46%, in 2004 from 2003. The increase in cost of service revenue in 2005 from 2004 and in 2004 from 2003 was due primarily to an increase in salary and related employees costs and travel expenses as a result of an increase in the number of services personnel, commensurate with the increase in services revenue.

Amortization of intangible assets.    Amortization of intangible assets increased approximately $727,000, or 200% in 2005 from 2004 and increased $363,000, or 100%, in 2004 from 2003. The increase in amortization of intangible assets in 2005 from 2004, and 2004 from 2003 was due primarily to the acquisition of substantially all of the assets of Core Networks Incorporated which was effective September 2, 2004. Consequently, 2005 includes a full twelve months of amortization, compared with only four months of amortization in 2004.

Operating expenses

($ in thousands)

	2005	% Change 2004 to 2005	2004	% Change 2003 to 2004	2003
Research and development	$11,185	15%	$9,746	6%	$9,199
Sales and marketing	25,159	5%	23,965	9%	22,038
General and administrative	8,618	34%	6,454	19%	5,405
In-process research & development	—	(100)%	1,618	N/A	—

Total operating expenses	$44,962	8%	$41,783	14%	$36,642

Research and development.    Research and development costs are expensed as incurred. Research and development expense consists primarily of compensation costs, consulting expenses and related overhead costs for research and development personnel. Research and development expense was $11.2 million in 2005, $9.7 million in 2004, and $9.2 million in 2003. Research and development expense increased approximately $1.4 million, or 15%, in 2005 from 2004, and $547,000, or 6%, in 2004 from 2003. The increase in research and development expense in 2005 from 2004 and 2004 from 2003 is primarily due to an increase in headcount and related expenses resulting from the acquisition of Core Networks Incorporated in September 2004. Twenty-three employees were added to our research and development organization from the acquisition of Core Networks Incorporated.

Sales and marketing.    Sales and marketing expense consists primarily of compensation costs, including salaries, sales commissions and related overhead costs for sales and marketing personnel and promotional expenses, including public relations, advertising and trade shows. Sales and marketing expense was $25.2 million in 2005, $24.0 million in 2004, and $22.0 million in 2003. Sales and marketing expense increased by $1.2 million, or 5%, in 2005 from 2004, and increased by approximately $1.9 million, or 9%, in 2004 from 2003. The increase in sales and marketing expense in 2005 from 2004 is primarily due to increased headcount and related compensation and travel expenses throughout the year, international marketing events, and restructuring charges relating to the Company’s re-alignment of its business in October 2005.

General and administrative.    General and administrative expense consists primarily of compensation costs and related overhead costs for administrative personnel and professional fees for legal, accounting and other professional services. General and administrative expense was $8.6 million in 2005, $6.5 million in 2004, and $5.4 million in 2003. General and administrative expense increased approximately $2.1 million, or 34%, in 2005 from 2004, and increased approximately $1.0 million, or 19%, in 2004 from 2003. The increase in general and administrative expense in 2005 from 2004 is primarily due to increases in salaries, consulting expenses and legal fees related to the defense of the class action lawsuit. The increase in general and administrative expense in 2004 from 2003 resulted primarily from the cost of Sarbanes Oxley section 404 compliance and to a lesser extent from additional headcount required to support our organization.

In-process research and development.    In-process research and development expense was zero in 2005 and $1.6 million in 2004. The in-process research and development expense is a one-time expense related to our acquisition of substantially all of the assets of Core Networks Incorporated on September 2, 2004.

Interest income and expense

($ in thousands)

	2005	% Change 2004 to 2005	2004	% Change 2003 to 2004	2003
Interest income and other, net	$3,619	57%	$2,298	358%	$502

Interest income and other.    Interest income and other, net was $3.6 million in 2005, $2.3 million in 2004, and $502,000 in 2003. Interest income and other increased approximately $1.3 million, or 57%, in 2005 from 2004, and increased approximately $1.8 million, or 358%, in 2004 from 2003. The increase in interest income and other in 2005 from 2004 is primarily due to higher interest rates earned on our invested cash and short-term investments. The increase in interest income and other in 2004 from 2003 is primarily due to an increase in short-term marketable securities from the $77.7 million raised from our follow-on public offering in November 2003.

Provision for income taxes

($ in thousands)

	2005	2004	2003
Income before income taxes	$4,827	$10,464	$9,916
Provision for income taxes	402	310	496

Net Income	$4,425	$10,154	$9,420

Provision for income taxes.    In 2005, 2004 and 2003, we recorded income tax provisions of $402,000, $310,000 and $496,000, respectively. These tax provisions are based on estimates of current taxes due in foreign jurisdictions for income and withholding taxes and nominal income tax amounts in U.S. federal and state jurisdictions, due to our substantial U.S. net operating losses and credit carryforwards. The 2005 and 2004 tax provisions vary from the expected tax provision at the U.S. federal statutory rate primarily due to benefits from stock option deductions for which stock based compensation was not previously benefited and the net reversal of timing differences, offset by nondeductible expenses. The 2003 tax provision varies from the expected tax provision at the U.S. federal statutory rate primarily due to a benefit from utilization for our U.S. net operating loss carryforwards and a net reversal of timing differences offset by nondeductible.

At December 31, 2005, we recorded a full valuation allowance against our deferred tax assets based on the realization criteria outlined in the applicable accounting literature. Amongst other important factors, we have considered and will continue to consider our history of earnings and our ability to generate taxable income in the future. Giving appropriate consideration to all the relevant factors and assuming we perform as we expect in the future, we believe the release of a portion of our valuation allowance will be appropriate at some point in the future. This would result in an income tax benefit within the statement of income in the period of adjustment.

Liquidity and Capital Resources

Operating Activities

Net cash generated by/(used in) operating activities was $(844,000) in 2005, $14.5 million in 2004 and $11.7 million in 2003. Amounts included in net income (loss), which do not require the use of cash, primarily include the depreciation and amortization of fixed assets, stock compensation and amortization of deferred stock compensation, and amortization of intangible assets amounted to cash generated by operating activities of $2.2 million in 2005, $2.9 million in 2004 and $1.2 million in 2003. Net cash used in operating activities during 2005 was a result of net income of $4.4 million, an increase in accounts receivable of $7.8 million, an increase of $177,000 in other long-term assets, and a decrease in deferred revenues of $1.6 million offset by a decrease in prepaids and other current assets of $1.1 million, an increase in accounts payable of $686,000, an increase in other accrued liabilities and other long-term accrued liabilities of $520,000. Net cash generated by operating activities during 2004 was also the result of net income of $10.2 million, a decrease in accounts receivable of $3.0 million, a decrease in prepaids and other current assets of $291,000 a decrease in other long-term assets of $195,000, an increase in accrued compensation of $904,000 and an increase in other accrued liabilities of $726,000 offset by a decrease in deferred revenue of $4.3 million and accounts payable of $83,000. Net cash generated by operating activities during 2003 was also the result of net income of $9.4 million, an increase in deferred revenue of $6.7 million, a decrease in other long-term assets of $260,000 and an increase in accounts payable of $264,000 offset by an increase in accounts receivable of $4.7 million and an increase in prepaids and other current assets of $1.4 million.

Investing Activities

Net cash provided by/(used in) investing activities was $5.5 million in 2005, $(24.2) million in 2004 and $(85.7) million in 2003. Net cash provided by investing activities in 2005 was primarily due to sales and maturities of $98.0 million of short-term investments largely offset by the purchase of $91.5 million of short- term investments and the purchase of $963,000 of property and equipment. Net cash used in investing activities in 2004 was primarily due to the purchase of $94.0 million in short-term investments, payments for a business acquisition of $17.6 million and to a lesser extent the purchase of $791,000 in property and equipment offset by the sale and maturity of $88.3 million in short-term investments. Net cash used in investing activities in 2003 was primarily due to the purchase of $116.8 million in short-term investments and to a lesser extent the purchase of $663,000 in property and equipment, $880,000 of other assets and $309,000 of purchases of technology offset by the sale and maturity of $32.9 million in short-term investments.

Financing Activities

Net cash generated by financing activities was $2.1 million for 2005, $4.0 million for 2004, and $80.9 million in 2003. For 2005, net cash generated by financing activities was primarily due to the exercise of employee stock options and the purchase of common stock under the employee stock purchase plan of $3.1 million, offset by $0.9 million of common stock repurchases by the Company. Net cash generated by financing activities in 2004, was primarily due to the exercise of employee stock options and the purchase of common stock under the employee stock purchase plan. For 2003, cash generated by financing activities was primarily attributable to approximately $77.7 million in net proceeds from the issuance of our common stock in our follow-on public offering in November 2003 and to a lesser extent the exercise of employee stock options and the purchase of common stock under the employee stock purchase plan offset by principal repayments under capital lease obligations.

Commitments

The following summarizes our contractual obligations at December 31, 2005 and the effect these contractual obligations are expected to have on our liquidity and cash flows in future periods (in thousands).

	Payments Due By Period
	Total	1 Year or Less	1–3 Years	After 3 Years
Operating leases	$2,519	$1,219	$943	$357

Total	$2,519	$1,219	$943	$357

Working Capital and Capital Expenditure Requirements

At December 31, 2005, we had stockholders’ equity of $134.4 million and working capital of $119.8 million. Included as a reduction to working capital is short-term deferred revenue of $14.1 million, which will not require dollar-for-dollar settlement in cash, but will be recognized as revenue in the future. We believe that our existing cash balances will be sufficient to meet our working capital and capital expenditure requirements for at least the next 12 months.

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

Recent Accounting Pronouncements

In December 2004, the FASB issued SFAS No. 123 (revised 2004), “Share-Based Payment” (SFAS 123R), which replaces SFAS No. 123, “Accounting for Stock-Based Compensation” (SFAS 123) and supercedes APB Opinion No. 25, “Accounting for Stock Issued to Employees.” SFAS 123R also amends SFAS No. 95, “Statement of Cash Flows,” to require that tax benefits from stock option exercises be classified as a financing activity, instead of an operating activity, on the statement of cash flows. SFAS 123R requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values beginning January 1, 2006. We plan to use the modified prospective transition method and the Black-Scholes model to adopt this new standard.

For all periods through December 31, 2005, we account for share-based payments to employees using the intrinsic value method under APB Opinion No. 25, as permitted by SFAS 123, and, as such, generally recognized no compensation cost for employee stock options during 2005. Accordingly, the adoption of SFAS 123R will cause our reported stock compensation cost to materially increase beginning in our first quarter of 2006 and will have a significant impact on our results of operations. Uncertainties, including our future share-based compensation strategy, stock price volatility, estimated forfeitures and employee stock option exercise behavior, make it difficult to determine whether the share-based compensation expense that we will incur in future periods will be similar to the SFAS 123 pro forma expense disclosed in Note 1 of the Consolidated Financial Statements. In addition, the amount of stock-based compensation expense to be incurred in future periods will be reduced by our acceleration of certain unvested and “out-of-the-money” stock options in December 2005 as described in Note 1 of the Consolidated Financial Statements.

In March 2004, the Emerging Issues Task Force (EITF) of the FASB reached a consensus on Issue No. 03-01, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments” (EITF 03-01). EITF 03-01 provides guidance for identifying other-than-temporarily impaired investments. In September 2004, the FASB issued a FASB Staff Position EITF 03-1-1 that delays the effective date of the recognition and measurement provisions of EITF 03-01 until further notice. The disclosure requirements were effective for annual financial statements for fiscal years ending after June 15, 2004. We adopted the accounting provisions of EITF 03-01 as of January 1, 2005 and concluded that there was no material effect on our results of operations and financial condition.

In June 2005, the FASB decided not to provide additional guidance on the meaning of other-than-temporary impairment under EITF 03-1. The FASB directed the staff to issue FASB Staff Position Paper (“FSP”) 115-1, The Meaning of Other-Than-Temporary Impairment and its Application to Certain Investments (“FSP 115-1”), superseding EITF 03-1. FSP 115-1 will replace the accounting guidance on the determination of whether an investment is other-than-temporarily impaired as set forth in EITF 03-1 with references to existing other-than-temporary impairment guidance. FSP 115-1 will be effective for other-than-temporary impairment analyses conducted in periods beginning after December 15, 2005.

As substantially all of the Company’s investments are investment grade government and corporate debt securities that have maturities of less than 90 days, and the Company has both the ability and intent to hold the investments until maturity, management does not expect FSP 115-1 to have a material impact on the Company’s consolidated financial position or results of operations.

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

As of December 31, 2005, we held $23.3 million in cash and cash equivalents consisting of highly liquid investments having original maturity dates of no more than 90 days. Declines of interest rates over time would reduce our interest income from our highly liquid short-term investments. Based upon our balance of cash and cash equivalents, a decrease in interest rates of 100 basis points would cause a corresponding decrease in our annual interest income of approximately $233,000. Due to the nature of our highly liquid cash equivalents, a change in interest rates would not materially change the fair market value of our cash and cash equivalents.

As of December 31, 2005, we held $97.3 million in short-term investments, which consisted primarily of money market funds held by large institutions in the U.S., municipal bonds and commercial paper, and our short-term investments were primarily invested in corporate bonds, government debt securities maturing in less than eighteen months and auction backed securities resetting in less than forty-five days. The weighted average interest rate of our portfolio was approximately 4.10% at December 31, 2005. A decline in interest rates over time would reduce our interest income from our short-term investments. A decrease in interest rates of 100 basis points would cause a corresponding decrease in our annual interest income of approximately $973,000. Due to the nature of our highly liquid cash equivalents, a change in interest rates would not materially change the fair market value of our short-term investments.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

SUPPORTSOFT, INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders of

SupportSoft, Inc.

We have audited the accompanying consolidated balance sheets of SupportSoft, Inc., as of December 31, 2005 and 2004, and the related consolidated statements of income, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2005. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of SupportSoft, Inc. at December 31, 2005 and 2004, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2005, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of SupportSoft, Inc. internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 14, 2006 expressed an unqualified opinion thereon.

/s/    ERNST & YOUNG LLP

San Jose, California

March 14, 2006

SUPPORTSOFT, INC.

CONSOLIDATED BALANCE SHEETS

(in thousands except share and per share data)

	December 31,
	2005	2004
ASSETS
Current assets:
Cash and cash equivalents	$23,342	$16,509
Short-term investments	97,321	103,832
Accounts receivable, less allowance of $296 and $447 at December 31, 2005 and 2004, respectively	17,437	9,594
Prepaids and other current assets	2,451	3,523

Total current assets	140,551	133,458
Property and equipment, net	1,211	1,347
Goodwill	9,792	9,792
Intangible assets, net	3,994	5,084
Other assets	701	524

	$156,249	$150,205

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,030	$344
Accrued compensation	2,669	2,756
Other accrued liabilities	2,985	2,607
Deferred revenue, less long-term portion	14,060	14,431

Total current liabilities	20,744	20,138
Deferred revenue—long-term portion	969	2,210
Other long-term liabilities	142	—
Commitments and contingencies
Stockholders’ equity:
Preferred stock; par value $0.0001, 5,000,000 shares authorized, no shares issued or outstanding at December 31, 2005 and 2004	—	—
Common stock; par value $0.0001, 150,000,000 shares authorized, 43,627,075 issued and outstanding at December 31, 2005 and 42,675,528 issued and outstanding at December 31, 2004	4	4
Additional paid-in capital	195,990	193,851
Accumulated other comprehensive loss	(645)	(618)
Accumulated deficit	(60,955)	(65,380)

Total stockholders’ equity	134,394	127,857

Total liabilities and stockholders’ equity	$156,249	$150,205

See accompanying notes.

SUPPORTSOFT, INC.

CONSOLIDATED STATEMENTS OF INCOME

(in thousands except per share data)

	Years Ended December 31,
	2005	2004	2003
Revenue:
License fees	$32,737	$37,923	$40,885
Services	29,194	22,694	12,386

Total revenue	61,931	60,617	53,271

Costs and expenses:
Cost of license fees	555	295	369
Cost of services	14,116	10,010	6,846
Amortization of intangible assets	1,090	363	—
Research and development	11,185	9,746	9,199
Sales and marketing	25,159	23,965	22,038
General and administrative	8,618	6,454	5,405
In-process research and development	—	1,618	—

Total costs and expenses	60,723	52,451	43,857

Income from operations	1,208	8,166	9,414
Interest income and other, net	3,619	2,298	502

Income before income taxes	4,827	10,464	9,916
Provision for income taxes	(402)	(310)	(496)

Net income	$4,425	$10,154	$9,420

Basic net income per share	$0.10	$0.24	$0.27

Shares used in computing basic net income per share	43,032	42,355	34,682

Diluted net income per share	$0.10	$0.22	$0.25

Shares used in computing diluted net income per share	44,519	45,590	38,048

See accompanying notes.

SUPPORTSOFT, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(in thousands, except share data)

	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount
Balances at December 31, 2002	33,704,416	$3	$108,253	$(155)	$(84,954)	$23,147
Components of comprehensive income:
Net income	—	—	—	—	9,420	9,420
Unrealized loss on investments	—	—	—	(19)	—	(19)
Foreign currency translation adjustment	—	—	—	17	—	17

Comprehensive income						9,418

Issuance of common stock upon exercise of stock options for cash, net of repurchases	947,614	—	3,386	—	—	3,386
Issuance of common stock under employee stock purchase plan	192,230	—	368	—	—	368
Issuance of common stock in follow-on public offering, net of issuance costs $5,113	6,900,000	1	77,686	—	—	77,687

Balances at December 31, 2003	41,744,260	$4	$189,693	$(157)	$(75,534)	$114,006
Components of comprehensive income:
Net income	—	—	—	—	10,154	10,154
Unrealized loss on investments	—	—	—	(265)	—	(265)
Foreign currency translation adjustment	—	—	—	(196)	—	(196)

Comprehensive income						9,693

Compensation expense related to stock options	—	—	183	—	—	183
Issuance of common stock upon exercise of stock options for cash	766,027	—	2,954	—	—	2,954
Issuance of common stock under employee stock purchase plan	165,241	—	1,021	—	—	1,021

Balances at December 31, 2004	42,675,528	$4	$193,851	$(618)	$(65,380)	$127,857
Components of comprehensive income:
Net income	—	—	—	—	4,425	4,425
Unrealized gain on investments	—	—	—	152	—	152
Foreign currency translation adjustment	—	—	—	(179)	—	(179)

Comprehensive income						4,398

Issuance of common stock upon exercise of stock options for cash	959,016	—	2,162	—	—	2,162
Issuance of common stock under employee stock purchase plan	185,129	—	899	—	—	899
Repurchase of common stock	(192,598)	—	(922)	—	—	(922)

Balances at December 31, 2005	43,627,075	$4	$195,990	$(645)	$(60,955)	$134,394

See accompanying notes.

SUPPORTSOFT, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Year Ended December 31,
	2005	2004	2003
Operating activities:
Net income	$4,425	$10,154	$9,420
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	1,099	766	1,238
Stock compensation and amortization of deferred compensation	—	183	—
Amortization of intangible assets	1,090	363	—
In-process research and development	—	1,618	—
Other	(17)	673	(2)
Changes in assets and liabilities:
Accounts receivable, net	(7,843)	2,985	(4,726)
Prepaids and other current assets	1,072	291	(1,362)
Other long-term assets	(177)	195	260
Accounts payable	686	(83)	264
Accrued compensation	(87)	904	34
Other accrued liabilities	378	726	(53)
Other long-term accrued liabilities	142	—	—
Deferred revenue	(1,612)	(4,281)	6,667

Net cash provided by (used in) operating activities	(844)	14,494	11,740

Investing activities:
Purchases of property and equipment	(963)	(791)	(663)
Other assets	—	—	(880)
Purchases of technology	—	—	(309)
Payments for business acquisitions, net of cash acquired	—	(17,562)	—
Purchases of short-term investments	(91,493)	(94,079)	(116,777)
Sales and maturities of short-term investments	97,994	88,264	32,919

Net cash provided by (used in) investing activities	5,538	(24,168)	(85,710)

Financing activities:
Proceeds from follow-on public offering, net of issuance costs	—	—	77,687
Proceeds from other issuances of common stock	3,061	3,975	3,754
Repurchase of common stock	(922)	—	—
Principal payments under capital lease obligations	—	—	(530)

Net cash provided by financing activities	2,139	3,975	80,911

Net increase (decrease) in cash and cash equivalents	6,833	(5,699)	6,941
Cash and cash equivalents at beginning of period	16,509	22,208	15,267

Cash and cash equivalents at end of period	$23,342	$16,509	$22,208

Supplemental schedule of cash flow information:
Interest paid	$—	$—	$18

Income taxes paid	$293	$247	$467

See accompanying notes.

SUPPORTSOFT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.    Organization and Summary of Significant Accounting Policies

Nature of Operations

SupportSoft, Inc. (“SupportSoft,” “the Company,” “We” or “Our”), was incorporated in the state of Delaware on December 3, 1997. We are a leading provider of real-time service management software solutions designed to facilitate the identification, diagnosis and resolution of technology-related problems associated with the initiation and on-going support of services and products which are delivered across broadband or corporate computing networks. SupportSoft sells to digital service providers, corporate enterprises and managed service providers who can benefit from our software solutions through faster time to market for new or enhanced services and products, reduced operational costs, improved productivity and customer satisfaction.

Our headquarters are in Redwood City, California and we maintain offices in several other cities in the United States. We have international offices in Canada, United Kingdom, Germany, France, Belgium, India, and Singapore.

Basis of Presentation

The consolidated financial statements include the accounts of SupportSoft and its wholly-owned subsidiaries. SupportSoft has export sales from the United States and has operations in Asia/Pacific, India, Canada and Europe. All significant intercompany transactions and balances have been eliminated.

Acquisitions

On September 2, 2004, the Company acquired substantially all the assets and certain liabilities of Core Networks Incorporated. The acquisition was accounted for as a purchase and, accordingly, the operating results have been included in our consolidated financial statements since the date of acquisition.

Foreign Currency Translation

Assets and liabilities of SupportSoft’s wholly-owned foreign subsidiaries are translated from their respective functional currencies at exchange rates in effect at the balance sheet date, and revenues and expenses are translated at average exchange rates prevailing during the year. Any material resulting translation adjustments are reflected as a separate component of stockholders’ equity in accumulated other comprehensive income or loss. Realized foreign currency transaction gains and losses were not material during the years ending December 31, 2005, 2004 and 2003.

Use of Estimates and Reclassifications

The preparation of consolidated financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and the accompanying notes. Actual results could differ materially from these estimates.

Concentrations of Credit Risk

Financial instruments that potentially subject us to concentrations of credit risk consist principally of cash equivalents, short-term investments and trade accounts receivable. Our investment portfolio is diversified and consists of investment grade securities. Our investment policy limits the amount of credit risk exposure to any

SUPPORTSOFT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

one issuer and in any one country except the United States. We are exposed to credit risks in the event of default by the issuers to the extent of the amount recorded on the balance sheet. The credit risk in our trade accounts receivable is substantially mitigated by our credit evaluation process, reasonably short collection terms and because the Company sells its products primarily to large organizations in diversified industries.

Trade Accounts Receivable

Trade accounts receivable are recorded at the invoiced amount. We perform evaluations of our customers’ financial condition and generally do not require collateral. We make judgments as to our ability to collect outstanding receivables and provide allowances for the portion of receivables when collection becomes doubtful. Provisions are made based upon a specific review of all significant outstanding invoices. For those invoices not specifically provided for, provisions are recorded at differing rates, based upon the age of the receivable. In determining these percentages, we analyze our historical collection experience and current payment trends. If the historical data we use to calculate the allowance for doubtful accounts does not reflect the future ability to collect outstanding receivables, additional provisions for doubtful accounts may be needed and the future results of operations could be materially affected.

	Balance at Beginning of Period	Charged/ (Recovery) to Costs and Expenses	Write- offs	Balance at End of Period
Allowance for doubtful accounts:
Year ended December 31, 2003	924	312	(501)	735
Year ended December 31, 2004	735	(134)	(154)	447
Year ended December 31, 2005	447	209	(360)	296

As of December 31, 2005, two customers in aggregate accounted for approximately 40% of total accounts receivable, net. The following table lists the customer concentrations for accounts receivable, net as of December 31, 2005 and 2004:

	% of Total Accounts Receivable, Net Years Ended December 31,
	2005	2004
Customer A	—	33%
Customer B	—	18%
Customer C	—	11%
Customer D	20%	—
Customer E	20%	—

Cash, Cash Equivalents and Short-Term Investments

SupportSoft considers all liquid instruments with an original maturity at the date of purchase of ninety days or less to be cash equivalents. At December 31, 2005, cash equivalents and short-term investments consist primarily of money market funds, commercial paper, auction-backed securities, corporate bonds and notes and treasury bills issued by the United States government and its agencies. Our cash equivalents and short-term investments are classified as available-for-sale as of the respective balance sheet dates, and are reported at fair value with unrealized gains and losses included in accumulated other comprehensive income within stockholders’ equity on the consolidated balance sheet. Realized gains and losses and declines in value judged to

SUPPORTSOFT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

be other than temporary on available-for-sale securities are included in other income (expense), net in the consolidated statement of income.

As of December 31, 2005 and 2004, SupportSoft reported its securities at fair market value. Material unrealized gains and losses, if any, are reported in stockholders’ equity and included in other comprehensive income. The amortized cost of debt securities is adjusted for amortization of premiums and accretion of discounts to maturity, both of which are included in interest income. SupportSoft recorded net unrealized losses on available-for-sale securities of $117,000 and $269,000 for the years ended December 31, 2005 and 2004, respectively. Realized gains and losses are recorded using the specific identification method and were not material during the years ending December 31, 2005, 2004 and 2003.

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

The following is a summary of available-for-sale securities (in thousands):

	For the Year Ended December 31, 2005
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Cash	$8,257	$—	$—	$8,257
Money market fund	625	—	—	625
Commercial paper	16,725	—	(3)	16,722
Federal agencies	1,000	—	—	1,000
Market auction municipal bonds	—	—	—	—
Corporate bonds	22,773	—	(114)	22,659
Market auction preferred	71,400	—	—	71,400

	$120,780	$—	$(117)	$120,663

Classified as:
Cash & cash equivalents	$23,345	$—	$(3)	$23,342
Short-term investments	97,435	—	(114)	97,321

	$120,780	$—	$(117)	$120,663

SUPPORTSOFT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	For the Year Ended December 31, 2004
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Cash	$12,864	$—	$—	$12,864
Money market fund	1,646	—	—	1,646
Commercial paper	1,998	—	—	1,998
Federal agencies	34,030	—	(168)	33,862
Market auction municipal bonds	26,700	—	—	26,700
Corporate bonds	24,222	—	(101)	24,121
Market auction preferred	19,150	—	—	19,150

	$120,610	$—	$(269)	$120,341

Classified as:
Cash & cash equivalents	$16,509	$—	$—	$16,509
Short-term investments	104,101	—	(269)	103,832

	$120,610	$—	$(269)	$120,341

The following table summarizes the estimated fair value of our available-for-sale debt securities held in short-term investments classified by the stated maturity date of the security:

	December 31,
	2005	2004
Due within one year	$68,821	$74,600
Due within two years	—	2,532
Due within three years	—	—
Due after three years	28,500	26,700

	$97,321	$103,832

Although SupportSoft’s investment portfolio includes investments maturing after 3 years, these investments are highly liquid and typically reset every 28 days.

Property and Equipment

Property and equipment is stated at cost, less accumulated depreciation which is determined using the straight-line method over the estimated useful lives of 2 years for computer equipment and software and 3 years for furniture and fixtures.

Intangible Assets

The Company records purchased intangible assets at fair value as determined by a third-party appraisal firm. The original cost is amortized on a straight-line basis over the estimated life of each asset as determined by management. We regularly perform reviews to determine if the carrying value of the intangible asset is impaired. The reviews look for the existence of facts or circumstances, either internal or external, which indicate that the carrying value of the asset cannot be recovered. If and when indicators of impairment exist, SupportSoft assesses the need to record an impairment loss.

Intangible assets represent acquired customer relationships as well as developed and core technology. The intangible assets are being amortized using the straight-line method over estimated useful lives of 5 years.

SUPPORTSOFT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Goodwill and Other Intangible Assets

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

We assess the impairment of goodwill annually or more often if events or changes in circumstances indicate that the carrying value may not be recoverable. We assess the impairment of acquired product rights and other identifiable intangible assets whenever events or changes in circumstances indicate that its carrying amount may not be recoverable. An impairment loss would be recognized when the sum of the discounted future net cash flows expected to result from the use of the asset and its eventual disposition is less than its carrying amount. Such impairment loss would be measured as the difference between the carrying amount of the asset and its fair value. The estimate of cash flow is based upon, among other things, certain assumptions about expected future operating performance and an appropriate discount rate determined by our management. Our estimates of discounted cash flows may differ from actual cash flows due to, among other things, economic conditions, change to the business model or changes in operating performance. If we made different estimates, material differences may result in write-downs of net long-lived and intangible assets, which would be reflected by charges to our operating results for any period presented. At September 30, 2005, we concluded our annual evaluation for impairment of goodwill and identifiable intangible assets and no impairment was recognized. We will continue to test for impairment during the third quarter of each year, or earlier if indicators of impairment exist.

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

SupportSoft considers all arrangements with payment terms longer than 90 days, not to be fixed or determinable. If the fee is determined not to be fixed or determinable, revenue is recognized as payments become due from the customer.

License revenue is comprised of fees for term and perpetual licenses of our software. Perpetual license revenue is recognized using the residual method described in SOP 98-9 for arrangements in which licenses are sold with multiple elements. We allocate revenues on these licenses based upon the fair value of each undelivered element (for example, undelivered maintenance, consulting and training). The determination of fair value is based upon vendor specific objective evidence (VSOE). VSOE for maintenance is based upon separate renewals of maintenance from customers. VSOE for consulting or training is based upon separate sales of these services to customers. Assuming all other revenue recognition criteria are met, the difference between the total arrangement fee and the amount deferred for each undelivered element is recognized as license revenue. Our

SUPPORTSOFT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

perpetual arrangements may include contractual obligations such as rights to unspecified future products which requires license revenue to be taken ratably (monthly) over the contract period. In addition, our perpetual arrangements may include payment terms beyond our normal terms, in which case the license revenue is recognized as such payments become due.

Term licenses are sold with maintenance for which SupportSoft does not have VSOE to determine fair value. As a result, license revenue for term licenses is recognized ratably over the duration of the agreement. License revenue in the accompanying financial statements includes maintenance for term licenses. We do not allocate maintenance revenue from term licenses to services revenue, as we do not believe there is an allocation methodology that provides a meaningful and supportable allocation between license and maintenance revenues. Services revenue associated with the term licenses are recognized ratably over the period associated with the initial payment, generally one year.

We also recognize license revenue from arrangements with resellers. These arrangements may be either term or perpetual licenses of our software. When term licensing arrangements with resellers include guaranteed minimum amounts due, revenue is recognized ratably over the term of the arrangement commencing when payments are made or become due. When the arrangements do not include guaranteed minimum amounts due but are instead based upon the license of our software through to the end user, revenue recognition commences upon persuasive evidence that the products have been sold to an end user. Whether the license revenue is then recognized immediately or ratably depends upon the terms of the arrangements with the reseller. If a reseller is not deemed creditworthy, revenue is recognized upon cash receipt.

Services revenue is primarily comprised of revenue from professional services, such as maintenance, consulting and training. Arrangements that include services are evaluated to determine whether those services are essential to the functionality of other elements of the arrangement. Non-essential consulting and training revenues are generally recognized as the services are performed or project milestones are accepted by the customer. When non-essential services are bundled in a term licensing arrangement, revenue from the services is recognized ratably over the period associated with the initial payment, generally one year. Maintenance revenues are recognized over the term of the maintenance period which is generally one year. In the event services are considered essential to the functionality of other elements of the arrangement, revenue under the arrangement is recognized using contract accounting.

Research and Development

Research and development expenditures are generally charged to operations as incurred. Statement of Financial Accounting Standards No. 86, “Accounting for the Costs of Computer Software to Be Sold, Leased or Otherwise Marketed,” requires the capitalization of certain software development costs subsequent to the establishment of technological feasibility. Based on SupportSoft’s product development process, technological feasibility is established upon the completion of a working model. Costs incurred by SupportSoft between the completion of the working model and the point at which the product is ready for general release have been insignificant. Accordingly, SupportSoft has charged all such costs to research and development expense in the accompanying statement of income. SupportSoft did not incur any cost related to software developed or for software obtained for internal use as defined in SOP 98-1.

Sales Commissions

Sales commissions are the incremental costs that are directly associated with non-cancelable contracts with customers and consist of commissions paid to the Company’s sales personnel. If the customer contract is a

SUPPORTSOFT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

perpetual license, the commission expense attributable to the license fees are recorded in the month license revenue is recognized. For term licenses, sales commissions are deferred and amortized over the non-cancelable terms of the related customer contracts, which are typically 12 to 36 months. The sales commissions, which are paid in the month following the time an order is consummated or when customer payment is received, are a direct and incremental cost of the revenue arrangements. The deferred commission amounts are recoverable through the future revenue streams under the non-cancelable customer contracts. Commissions payments made to sales personnel are non-refundable unless amounts due from a customer are determined to be uncollectible in which cash commissions paid are generally recoverable by the Company.

Advertising Costs

Advertising costs are recorded as sales and marketing expense in the period in which they are incurred. Advertising expense was $29,000 for the year ended December 31, 2005, $81,000 for the year ended December 31, 2004, and $40,000 for the year ended December 31, 2003.

Net Income Per Share

Basic and diluted net income per share are presented in conformity with the Financial Accounting Standards Board’s (“FASB”) Statement of Financial Accounting Standards No. 128, “Earnings Per Share” (“FAS 128”), for all periods presented. In accordance with FAS 128, basic and diluted net income per share has been computed using the weighted-average number of shares of common stock outstanding during the period, less shares subject to repurchase.

The following table sets forth the computation of basic and diluted net income per share (in thousands, except per share amounts):

	Year Ended December 31,
	2005	2004	2003
Net income	$4,425	$10,154	$9,420

Basic:
Weighted-average shares of common stock outstanding	43,032	42,355	34,906
Less: Weighted-average shares subject to repurchase	—	—	(224)

Shares used in computing basic net income per share	43,032	42,355	34,682

Basic net income per share	$0.10	$0.24	$0.27

Diluted:
Weighted-average shares of common stock outstanding	43,032	42,355	34,906
Add: Common equivalent shares outstanding	1,487	3,235	3,142

Shares used in computing diluted net income per share	44,519	45,590	38,048

Diluted net income per share	$0.10	$0.22	$0.25

Accumulated Other Comprehensive Loss

The components of accumulated other comprehensive loss relate entirely to translation losses and unrealized losses on available-for-sale securities. Accumulated currency translation losses were $528,000 and $349,000 for

SUPPORTSOFT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

the years ended December 31, 2005 and 2004, respectively and accumulated unrealized losses on available-for-sale securities were $117,000 and $269,000 as of December 31, 2005 and 2004.

Stock-Based Compensation

SupportSoft’s stock plans are described in Note 7. SupportSoft accounts for stock-based compensation using the intrinsic value method prescribed in Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”), and has adopted the disclosure only alternative of Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation” (“FAS 123”). Under APB Opinion No. 25, SupportSoft does not recognize compensation expense with respect to such awards if the exercise price equals or exceeds the fair value of the underlying security on the date of grant and other terms are fixed. For purposes of pro forma disclosures pursuant to FAS 123 as amended by FAS 148, the estimated fair value of options and employee stock purchase program shares (“ESPP”) are based on the Black-Scholes valuation model and are amortized to expense over the vesting period of the options.

On December 21, 2005, the Board of Directors approved the acceleration of approximately 3.0 million of unvested and “out-of-the-money” outstanding stock options that had an exercise price per share equal to or greater than $5. This represented approximately 32% of our total outstanding options on December 21, 2005. The accelerated options, which are considered fully vested as of December 21, 2005, have exercise prices ranging from $5.04 to $14.66 and a weighted average exercise price of $7.02 per share. The options accelerated excluded options previously granted to the Board of Directors of the Company, employees who have notified the Company or been notified of their termination, and foreign employees who opted out of the acceleration for tax reasons. For all officers and vice presidents (non-officers), the acceleration was accompanied by restrictions imposed on any shares that may in the future be purchased through the exercise of accelerated options. Those restrictions prevent the sale of any such shares prior to the date such shares would have originally vested had the optionee been employed on such date (whether or not the optionee is actually an employee at that time).

The purpose of the acceleration was to reduce compensation expense associated with options in future periods upon the adoption of SFAS 123R, as described below. By accelerating the vesting of these options, approximately $12.0 million of future compensation expense was avoided. These amounts are reflected in the pro forma footnote disclosure below.

In the fourth quarter of 2005, management performed a detailed review of inputs used for purposes of calculating the ESPP-based compensation expense. As a result, management decided to adjust the input relating to employee contributions to more accurately reflect historical and future estimates of employee contributions into the plan. As a result, the 2004 and 2003 ESPP-based compensation expense has been revised to account for the change in these estimated contributions. In 2004 and 2003, pro-forma net income has decreased by $776,000 and $366,000 respectively, and basic EPS and diluted EPS have decreased by $0.02 and by $0.01 in both years.

SUPPORTSOFT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

SupportSoft’s pro forma information follows (in thousands, except per share amounts):

	Year Ended December 31,
	2005	2004	2003
		as revised	as revised
Net income	$4,425	$10,154	$9,420
Deduct: Total option-based employee compensation expense determined under the fair value based method for all awards	(20,540)	(8,478)	(5,846)
Deduct: Total ESPP-based compensation expense determined under the fair value based method for all awards	(575)	(1,042)	(1,063)

Pro forma net income (loss)	$(16,690)	$634	$2,511

Basic net income (loss) per share:
As reported	$0.10	$0.24	$0.27
Pro forma	(0.39)	0.01	0.07
Diluted net income (loss) per share:
As reported	$0.10	$0.22	$0.25
Pro forma	(0.39)	0.01	0.07

In anticipation of adopting SFAS 123R in January 2006, the Company refined the volatility assumptions and expected life assumptions used to estimate the value of employee stock options. Management changed its computation of expected volatility from being based solely on historical volatility to one based on a combination of historical volatility and implied volatility. In addition, the Company reduced the contract life of options issued in the fourth quarter of 2005 from the previous 10 years to 7 years. As a result, the expected life assumption slightly decreased and is expected to be more representative of future exercise patterns. Management applied these new assumptions for employee stock option grants beginning in the fourth quarter of 2005. As such, the volatility and expected life assumptions below reflect a prospective change beginning in the fourth quarter of 2005.

In accordance with the disclosure provisions of SFAS No. 123, the fair value of employee stock option granted during fiscal years 2005, 2004, and 2003 were estimated at the date of grant using the Black-Scholes model and the following weighted average assumptions.

	Year Ended December 31,
Employee and Director Stock Options	2005	2004	2003
Expected life (in years)	4.0	4.0	4.0
Risk-free interest rates	4.09%	3.43%	2.54%
Volatility	71%	84%	79%
Dividend yield	—	—	—
Weighted average fair value at grant date	$2.75	$4.48	$4.54

The following weighted average assumptions are used in estimating the fair value related to shares issued under the employee stock purchase plan:

	Year Ended December 31,
Employee Stock Purchase Plan	2005	2004	2003
Expected life (in years)	1.12	1.33	1.42
Risk-free interest rates	3.08%	1.23%	1.53%
Volatility	74.6%	79.5%	78.1%
Dividend yield	0%	0%	0%
Weighted average fair value at grant date	$2.83	$3.16	$2.52

SUPPORTSOFT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

In December 2004, the FASB issued SFAS No. 123 (revised 2004), “Share-Based Payment” (“SFAS 123R”), which replaces SFAS No. 123, “Accounting for Stock-Based Compensation” (SFAS 123) and supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees.” SFAS 123R also amends SFAS No. 95, “Statement of Cash Flows,” to require that tax benefits from stock option exercises be classified as a financing activity, instead of an operating activity, on the statement of cash flows. SFAS 123R requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values, beginning January 1, 2006. The pro forma disclosures in the footnotes previously permitted under SFAS 123 will no longer be an alternative. Effective January 1, 2006, we intend to adopt SFAS 123R using the modified prospective transition method which recognizes compensation cost: (a) for all share-based payments granted prior to, but not yet vested as of January 1, 2006, based on the grant date fair value estimated in accordance with the original provisions of SFAS 123 amortized over the options’ remaining vesting period, and (b) for all share-based payments granted subsequent to January 1, 2006, based on the grant date fair value estimated in accordance with the provisions of SFAS 123R amortized on a straight-line basis over the requisite service period. The adoption of SFAS 123R will cause our reported stock compensation cost to materially increase beginning in our first quarter of 2006 and will have a significant impact on our results of operations.

Income Taxes

Income taxes are accounted for under the asset and liability method. Under this method, deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases, and operating losses and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates in effect for the year in which those temporary differences are expected to be reversed or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in the consolidated statement of income in the period that includes the enactment date. A valuation allowance is recorded to reduce the carrying amounts of deferred tax assets, if it is more likely than not, that such assets will not be realized.

Warranties and Indemnifications

SupportSoft generally provides a warranty for its software products and services to its customers and accounts for its warranties under the FASB’s Statement of Financial Accounting Standards No. 5, “Accounting for Contingencies” (“FAS No. 5”). Our standard warranty period is 90 days, but warranty periods can sometimes be longer and vary from customer to customer. In the event there is a failure of the product in breach of such warranties, SupportSoft generally is obligated to correct the product or service to conform to the warranty provision or, if SupportSoft is unable to do so, the customer is entitled to seek a refund of the purchase price of the product or service. SupportSoft did not provide for a warranty accrual as of December 31, 2005 or December 31, 2004. To date, SupportSoft’s product warranty expense has not been significant.

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

Segment Information

SupportSoft operates in one segment, the development and marketing of real-time management software and related services. SupportSoft’s foreign offices are primarily sales and marketing offices and also support

SUPPORTSOFT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

SupportSoft’s overseas resellers. Operating losses generated by the foreign operations of SupportSoft and their corresponding identifiable assets were not material in any period presented. Revenue from customers located outside the United States was approximately $12.9 million for the year ended December 31, 2005, $6.4 million for the year ended December 31, 2004, and $7.3 million for the year ended December 31, 2003.

Sales by SupportSoft to customers in different geographic areas, expressed as a percentage of revenue, for the periods ended were:

	Year Ended December 31,
	2005	2004	2003
Americas	80%	91%	90%
Asia Pacific	1	1	2
Europe	19	8	8

Total	100%	100%	100%

In 2005, there were no sales to customers that exceeded 10% of our total revenue. Sales by SupportSoft to customers that exceeded 10% of our total revenue, expressed as a percentage of total revenue, for the periods ended were:

	Year Ended December 31,
	2005	2004	2003
Customer A	—	13%	—
Customer B	—	10%	—
Customer C	—	—	17%

2.    Property and Equipment

Property and equipment are stated at cost and consist of the following (in thousands):

	December 31,
	2005	2004
Computer equipment and software	$10,092	$9,338
Furniture and office equipment	615	406

	10,707	9,744
Accumulated depreciation and amortization	(9,496)	(8,397)

	$1,211	$1,347

Depreciation expense was $1.1 million, $766,000, and $1.2 million for the years ended December 31, 2005, 2004 and 2003, respectively.

3.    Business Combinations

On September 2, 2004, as part of the Company’s strategy to expand our product portfolio, the Company acquired substantially all of the assets of Core Networks Incorporated and certain liabilities for approximately $16.9 million in cash (the “Acquisition”). Accordingly, the operations of Core Networks Incorporated have been

SUPPORTSOFT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

included in the accompanying consolidated statement of income from September 2, 2004 onward. Core Networks Incorporated specialized in software products for network monitoring, management and activation of advanced digital services for DSL and cable broadband providers. The purchase price for Core Networks Incorporated exceeded the fair value of Core Networks’ net tangible and intangible assets acquired; as a result, we recorded goodwill in connection with this transaction.

Upon consummation of the Acquisition, the Company charged to expense $1.6 million representing acquired in-process research and development that had not yet reached technological feasibility and had no alternative future use. The amount of purchase price allocated to acquired in-process research and development was determined by estimating viable products, estimating the resulting net cash flows from such products, and discounting the net cash flows back to their present value. The discount rate included a factor that took into account the inherent risk and expected growth of in-process products.

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

The goodwill balance recorded in the Company’s Canadian subsidiary is amortized and deducted for Canadian tax purposes but not for financial statement purposes. As a result, a deferred tax liability of $288,000 was recorded as of December 31, 2005 to reflect this taxable temporary difference that will result in taxable amounts when the carrying amount of the goodwill is subsequently recovered. The deferred tax liability was offset by $146,000 deferred tax assets arising primarily from the Company’s qualifying Canadian Scientific Research and Experimental Development expenditures and related federal Investment Tax Credits, resulting in a net deferred tax liability of $142,000 as of December 31, 2005.

SUPPORTSOFT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The results of operations of Core Networks Incorporated are included in our consolidated statements of income from September 2, 2004, the date of the Acquisition. If we had acquired the assets of Core Networks Incorporated at the beginning of the periods presented, our unaudited pro forma net revenue, net income and net income per share would have been as follows (in thousands):

	Twelve months ended December 31,
	2004	2003
	(unaudited)
Revenue	$61,858	$55,361
Net income	5,780	3,118
Basic net income per share	0.14	0.09
Diluted net income per share	0.13	0.08

4.    Intangibles assets

As a result of the Acquisition, we recorded $5.4 million of amortizable intangible assets with useful lives of 5 years. Amortization expense related to amortizable intangible assets was $1.1 million, $363,000 and zero for fiscal 2005, 2004 and 2003, respectively. Amortization expense for the next five years and thereafter, as of December 31, 2005, is expected to be as follows:

Years ending December 31,	Amortizable Intangible Assets
2006	$1,089
2007	1,089
2008	1,089
2009	727
Thereafter	0

Total expected amortization expense	$3,994

5.    Commitments and Contingencies

SupportSoft leases its facilities under noncancelable operating lease agreements, which expire at various dates through 2010. Facility rent expense pursuant to these operating lease agreements was approximately $1.8 million, $1.5 million, and $1.2 million for the years ended December 31, 2005, 2004 and 2003, respectively.

As of December 31, 2005, minimum payments due under noncancelable lease agreements were as follows (in thousands):

Years ending December 31,	Operating Leases
2006	$1,219
2007	698
2008	245
2009	195
2010	162

Total minimum lease and principal payments	$2,519

SUPPORTSOFT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

Between December 9, 2004 and January 21, 2005, several purported securities class action suits were filed in the United States District Court for the Northern District of California against the Company, our CEO, Radha R. Basu, and our former CFO, Brian M. Beattie. These actions were consolidated on March 22, 2005 as In re SupportSoft, Inc. Securities Litigation, Civil Action No.: c 04-5222 SI. The consolidated complaint generally alleges violations of certain federal securities laws and seeks unspecified damages on behalf of a class of purchasers of our common stock between January 20, 2004 and October 1, 2004. Plaintiffs allege, among other things, that defendants made false and misleading statements concerning our business and guidance for the third quarter 2004, purportedly violating Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 and Rule 10b-5 promulgated thereunder. On July 15, 2005, the Court granted our motion to dismiss the Complaint with leave to amend the Complaint. The plaintiffs subsequently filed a Corrected Amended Complaint on August 19, 2005. On November 21, 2005, the Court denied our motion to dismiss the Corrected Amended Complaint. Defendants filed their Answer to the Complaint on December 14, 2005 and the case is currently in discovery. Plaintiffs moved for class certification on February 1, 2006 and a hearing on plaintiffs’ motion is set for April 21, 2006. Defendants intend to vigorously defend themselves against the consolidated lawsuit. While we cannot predict with certainty the outcome of the litigation, we believe that we have meritorious defenses to such claims.

On December 19, 2005, a purported derivative shareholder complaint was filed in the Superior Court of the State of California for the County of San Mateo captioned White v. Vase et al., No. Civ. 451677. This complaint pursues claims – derivatively and on behalf of the Company as a nominal defendant – against certain of the Company’s directors and former directors: Radha R. Basu, Manuel Diaz, Kevin C. Eichler, Edward S. Russell and James Thanos. The derivative complaint alleges, among other things, that the director-defendants harmed the Company by making or permitting the Company to make false and misleading statements between January 20, 2004 and October 1, 2004 concerning the Company’s business and guidance for the third quarter 2004 and by purportedly exposing the Company to liability for securities fraud in violation of their fiduciary duties. Defendants demurrered to the Complaint on February 2, 2006. A hearing date for the demurrers has not yet been set.

In November 2001, a class action lawsuit was filed against us and two of our officers in the United States District Court for the Southern District of New York. The lawsuit alleged that our registration statement and prospectus dated July 18, 2000 for the issuance and initial public offering of 4,250,000 shares of our common stock contained material misrepresentations and/or omissions, related to alleged inflated commissions received by the underwriters of the offering. The defendants named in the lawsuit are SupportSoft, Radha Basu, Brian Beattie, Credit Suisse First Boston Corporation, Bear, Stearns & Co. Inc. and FleetBoston Robertson Stephens Inc. The lawsuit seeks unspecified damages as well as interest, fees and costs. Similar complaints have been filed against 55 underwriters and more than 300 other companies and other individual officers and directors of those companies. All of the complaints against the underwriters, issuers and individuals have been consolidated for pre-trial purposes before U.S. District Court Judge Scheindlin of the Southern District of New York. On June 26, 2003, the plaintiffs announced that a proposed settlement between the issuer defendants and their directors and officers had been reached. As a result of the proposed settlement, which is subject to court approval, we anticipate that our insurance carrier will be responsible for any payments other than attorneys’ fees prior to

SUPPORTSOFT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

June 1, 2003. At a court conference on March 4, 2004, plaintiffs’ executive committee advised the court that the negotiators for plaintiffs and issuers have agreed on the terms of the settlement. During mid-2004, the plaintiffs moved for preliminary approval of the proposed settlement. After full briefing and argument, on February 15, 2005, the court issued an opinion preliminarily approving the proposed settlement, contingent upon modifications being made to one aspect of the proposed settlement — the proposed “bar order”. At a further conference on April 13, 2005, the court set a further schedule for submission of documents concerning the form and substance of class notice, and tentatively set a Rule 23 public hearing on the fairness of the proposed settlement for January 9, 2006. On August 31, 2005, the court issued an order preliminarily approving the settlement and setting a public hearing on its fairness for April 24, 2006 (the postponement from January 2006 to April 2006 was because of difficulties in mailing the required notice to class members). On October 27, 2005, the court issued an order making some minor changes to the form of notice to be sent to class members. On January 17, 2006, the court issued an order modifying the preliminarily settlement approval order to extend the time within which notice must be given to the class, which time had expired on January 15, 2006. While we cannot predict with certainty the outcome of the litigation or whether the settlement will be approved, we believe that the claims against us and our officers are without merit.

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

6.    Restructuring Obligations and Other Charges

In the fourth quarter of 2005, SupportSoft’s management performed a review of its business operations and realigned its resources and go-to-market strategies to help maximize future revenue opportunities. As a result of this business review, the Company implemented a restructuring plan that included the termination of 27 employees and closure of various offices worldwide. All of the employees were terminated as of December 31, 2005. As a result of the restructuring plan, the Company recorded a restructuring charge of $645,000 for severance costs and lease termination-related costs during the fourth quarter of 2005. Restructuring expenses included in the 2005 Consolidated Statement of Income were $76,000 for cost of services, $67,000 for research and development, $407,000 for sales and marketing and $95,000 general and administrative.

The following table summarizes activity associated with the restructuring and related expenses incurred for the year ended December 31, 2005 (in thousands):

	Severance (1)	Facilities (2)	Total
Restructuring costs	$456	$189	$645
Cash payments	(346)	(34)	(380)

Restructuring obligations, December 31, 2005	$110	$155	$265

(1)	Severance costs include those expenses related to severance pay and related employee benefit obligations.

(2)	Facilities costs include obligations under non-cancelable leases for facilities that we will no longer occupy, as well as penalties associated with early terminations of leases and disposal of fixed assets. The related leases are short term in nature expiring in less than one year. No sublease income has been included.

SUPPORTSOFT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

7.    Stockholders’ Equity

Common Stock

In November 2003, SupportSoft completed a follow-on public offering of its common stock. The follow-on public offering raised net proceeds of $77.7 million from issuance of 6,900,000 shares of common stock, and included 900,000 over-allotment shares at $12.00 per share.

At December 31, 2005, SupportSoft has reserved 13,730,936 and 2,060,842 shares of common stock for issuance pursuant to stock option and employee stock purchase plans, respectively.

On April 27, 2005, the Company’s board of directors authorized the repurchase of up to 2,000,000 outstanding shares of the Company’s common stock. In the second quarter of 2005, the Company repurchased 192,598 shares of outstanding common stock at a cost of $922,294 or an average cost of $4.76 per share, excluding commissions. As of December 31, 2005, the maximum number of shares remaining that can be repurchased under this program was 1,807,402.

Stock Option Plans

During fiscal 1998, SupportSoft adopted the 1998 Stock Option Plan (the “Plan”). Under the Plan, up to 9,424,434 shares of SupportSoft’s common stock may be granted as options or sold to eligible participants. Under the Plan, options to purchase common stock may be granted at no less than 85% of the fair value on the date of the grant (110% of fair value in certain instances), as determined by the Board of Directors. Options under the Plan can be immediately exercisable in the Board of Directors’ discretion; however, shares issued are subject to SupportSoft’s right to repurchase such shares at the original issuance price, which lapses in a series of installments measured from the vesting commencement date of the option.

In February 2000, the Board of Directors approved the adoption of SupportSoft’s 2000 Omnibus Equity Incentive Plan (the “2000 Incentive Plan”). A total of 4,000,000 shares of common stock were initially reserved for issuance to eligible participants under the 2000 Incentive Plan. On January 1 of each year, the number of shares reserved automatically increases by the lesser of 2,000,000 shares, 5% of outstanding shares, or an amount determined by the board of directors. For 2005, the Board of Directors elected to permit the increase of 2,000,000 shares to the 2000 Incentive Plan. The exercise price for incentive stock options may not be less than 100% of the fair market value of SupportSoft’s common stock on the date of grant (85% for nonstatutory options). Under both of SupportSoft’s option plans, options generally vest over a 48-month period from the date of grant and have a maximum term of 10 years. In the fourth quarter of 2005, SupportSoft began issuing options with a contractual term of 7 years.

SUPPORTSOFT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

A summary of SupportSoft’s stock option activity under all Stock Plans and related information follows:

	Options Available for Grant	Options Outstanding		Weighted Average Exercise Price
		Number of Shares	Price Per Share

Balance at December 31, 2002	3,533,173	7,185,200	$0.10–$32.50	$5.34
Shares authorized	1,685,220	—	—	—
Options granted	(2,713,900)	2,713,900	$2.05–$13.59	$7.59
Options exercised	—	(949,700)	$0.10–$11.75	$3.52
Options canceled	630,619	(630,619)	$0.40–$32.50	$5.64
Shares repurchased	2,086	—	$0.90–$ 0.90	$0.90

Balance at December 31, 2003	3,137,198	8,318,781	$0.10–$32.50	$6.26
Shares authorized	2,000,000	—	—	—
Options granted	(3,680,132)	3,680,132	$5.07–$14.66	$7.60
Options exercised	—	(766,027)	$0.90–$14.00	$3.80
Options canceled	760,197	(760,197)	$1.75–$32.50	$9.83

Balance at December 31, 2004	2,217,263	10,472,689	$0.10–$32.50	$6.65
Shares authorized	2,000,000	—	—	—
Options granted	(2,209,385)	2,209,385	$3.99–$ 6.13	$4.90
Options exercised	—	(959,016)	$0.10–$ 5.61	$2.25
Options canceled	1,598,920	(1,598,920)	$1.75–$32.50	$8.05

Balance at December 31, 2005	3,606,798	10,124,138	$0.10–$32.50	$6.46

Options exercisable are shown in the table below:

Options exercisable	Number of Shares	Weighted Average Exercise Price
December 31, 2003	3,358,594	$6.39
December 31, 2004	4,514,472	$6.46
December 31, 2005	8,360,485	$6.86

At December 31, 2005 and 2004 there were no shares which had been issued upon exercise of options that were subject to repurchase. At December 31, 2003, there were 17,939 shares which had been issued upon exercise of options that were subject to repurchase.

SUPPORTSOFT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Exercise prices for options outstanding as of December 31, 2005 and the weighted-average remaining contractual life are as follows:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number of Shares	Weighted Average Remaining Contractual Life (In Years)	Weighted Average Exercise Price	Number of Shares	Weighted Average Exercise Price
$ 0.10– 2.70	1,410,134	5.69	$2.14	1,238,212	$2.12
2.74– 4.19	1,092,994	6.68	3.65	792,049	3.62
4.20– 4.86	1,052,761	7.47	4.35	25,339	4.46
4.88– 5.48	1,188,386	8.62	5.28	1,188,386	5.28
5.50– 5.93	1,388,099	8.93	5.78	1,298,494	5.77
5.98– 6.93	1,286,007	8.37	6.62	1,171,193	6.63
7.00–10.44	1,284,737	6.13	8.92	1,283,605	8.92
11.00–13.33	1,050,458	7.16	12.61	1,000,458	12.59
13.59–31.06	341,562	7.12	15.67	333,749	15.70
32.50–32.50	29,000	4.61	32.50	29,000	32.50

	10,124,138	7.37	$6.46	8,360,485	$6.86

2000 Employee Stock Purchase Plan

In February 2000, the board of directors approved the adoption of SupportSoft’s 2000 employee stock purchase plan (the “2000 Purchase Plan”). A total of 2,000,000 shares of common stock were initially reserved for issuance under the 2000 Purchase Plan. On January 1 of each year, the number of shares reserved automatically increases by the lesser of 2,000,000 shares, 3% of the outstanding shares, or an amount determined by the Board of Directors. For 2005, the Board of Directors elected to have zero shares added to the 2000 Purchase Plan. The 2000 Purchase Plan permits eligible employees to acquire shares of SupportSoft’s common stock through periodic payroll deductions of up to 15% of total compensation. Purchases occur on the last day of each January and July following the end of each participation period. The price at which the common stock may be purchased is 85% of the lesser of the fair market value of SupportSoft’s common stock on each employee’s applicable enrollment date or on the last day of the respective participation period. As of December 31, 2005, 933,683 shares have been issued under the 2000 Purchase Plan at prices ranging from $1.88 to $11.90

8.    Income Taxes

The provision for income taxes consisted of the following (in thousands):

	Year Ended December 31,
	2005	2004	2003
Current:
Federal	$—	$—	$162
State	(3)	120	131
Foreign	263	190	203

Total current	260	310	496
Deferred:
Foreign, deferred	142	—	—

Provision for income taxes	$402	$310	$496

SUPPORTSOFT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The reconciliation of the federal statutory income tax rate to the Company’s effective income tax rate is as follows (in thousands):

	Year Ended December 31,
	2005	2004	2003
Expected provision, at federal statutory rate	$1,689	$3,662	$3,471
State taxes, net of federal benefit	(3)	120	131
Permanent differences	72	134	69
Stock based compensation	(472)	(1,060)	(1,220)
Valuation allowance utilized	(954)	(2,517)	(2,074)
Foreign taxes	70	(29)	119

Provision for income taxes	$402	$310	$496

In 2005, State taxes, net of federal benefit was $60,000 offset by a $63,000 true-up related to differences in estimated versus actual state income taxes for fiscal 2004.

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company’s deferred tax assets and liabilities are as follows (in thousands):

	December 31,
	2005	2004
Deferred tax assets:
Net operating loss carryforwards	$15,034	$15,024
Research & development tax credits	3,958	2,961
Capitalized research and development	66	202
Intangible assets	2,724	2,810
Fixed assets	328	408
Deferred revenue	1,046	2,326
Other	580	536

Total deferred tax assets	23,736	24,267
Valuation allowance	(23,590)	(24,267)

Net deferred income tax assets	146	—

Intangible assets	(288)	—

Deferred income tax liabilities	(288)	—

Net deferred tax liabilities	$142	$—

The Financial Accounting Standards Board’s Statement of Financial Accounting Standards No. 109 “Accounting for Income Taxes” provides for the recognition of deferred tax assets if realization of such assets is more likely than not. Based upon the weight of available evidence, which includes SupportSoft’s historical operating performance, reported cumulative net losses since inception and difficulty in accurately forecasting our future results, the Company provided a full valuation allowance against its net deferred tax assets in the U.S. We continue to monitor the need for our valuation allowance on a quarterly basis.

The net valuation allowance decreased by approximately $677,000, $1.4 million and $700,000 during the years ended December 31, 2005, December 31, 2004, and December 31, 2003, respectively. Approximately $248,000 of the valuation allowance for deferred tax assets as of December 31, 2005 is related to stock option deductions and will be credited to equity when realized.

SUPPORTSOFT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

As of December 31, 2005, the Company had federal and state net operating loss carryforwards of approximately $39.6 million and $21.3 million, respectively. The Company also had federal and state research and development credit carryforwards of approximately $2.4 million and $2.1 million, respectively. The federal net operating loss and credit carryforwards will expire at various dates beginning in 2019 through 2025, if not utilized. The state net operating loss carryforwards will expire at various dates beginning in 2007 through 2015, if not utilized. The state research and development credit carryforwards do not have an expiration date.

Utilization of the net operating loss carryforwards and credits may be subject to substantial annual limitation due to the ownership change limitations provided by the Internal Revenue Code of 1986, as amended, and similar state provisions. The annual limitation may result in the expiration of net operating losses and credits before utilization.

Income before income taxes included income from foreign operations of approximately $957,000, $625,000, and $240,000 for the years ended December 31, 2005, 2004 and 2003, respectively.

Cumulative unremitted foreign earnings that are considered to be indefinitely reinvested outside the United States and on which no U.S. taxes have been provided were approximately $1.5 million at December 31, 2005. If such earnings were distributed, the Company would not accrue any additional taxes due to the full valuation allowance against its deferred tax assets.

The Company’s India based subsidiary was granted a tax holiday related to its research and development activities. The tax holiday expires in 2008. The tax holiday had an immaterial impact on the current year financial statements.

The American Jobs Creation Act of 2004 (the Act), enacted on October 22, 2004, provides for a temporary 85% dividends received deduction on certain foreign earnings repatriated during either fiscal 2004 or fiscal 2005. The deduction would result in an approximate 5.25% federal tax rate on the repatriated earnings. SupportSoft did not elect this provision in fiscal 2005 or 2004.

9.    Other-Than-Temporary Impairment and Its Application to Certain Investments

The gross unrealized losses related to the Company’s portfolio of available-for-sale securities were primarily due to a decrease in the fair value of debt securities as result of an increase in interest rates during 2005. The Company has determined that the gross unrealized losses on its available-for-sale securities as of December 31, 2005 are temporary in nature. The Company has reviewed its investment portfolio to identify and evaluate investments that have indications of possible impairment. Factors considered in determining whether a loss is temporary include the magnitude of the decline in market value, the length of time the market value has been below cost (or adjusted cost), credit quality, and the Company’s ability and intent to hold the securities for a period of time sufficient to allow for any anticipated recovery in market value.

SUPPORTSOFT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table sets forth the unrealized losses for the Company investments as of December 31, 2005 (in thousands):

	In Loss Position Less Than 12 Months		In Loss Position More Than 12 Months		Total In Loss Position
Description	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Market auction securities	$71,400	$—	$—	$—	$71,400	$—
Commercial paper	$16,722	$(3)	$—	$—	$16,722	$(3)
Corporate bonds	$20,162	$(97)	$2,497	$(17)	$22,659	$(114)
Federal agencies	$1,000	$(0)	$—	$—	$1,000	$(0)

Total	$109,284	$(100)	$2,497	$(17)	$111,781	$(117)

10.    Quarterly Financial Information (Unaudited)

Summarized quarterly financial information for 2005 and 2004 is as follows:

	Fiscal Year 2005 Quarter Ended
	Mar. 31, 2005	June 30, 2005	Sept. 30, 2005	Dec. 31, 2005
	(in thousands, except per share data)
Statement of Income Data:
Total revenue	$16,125	$17,009	$12,986	$15,811
Cost of services	3,296	3,814	3,530	3,476
Research and development	2,933	2,902	2,700	2,650
Sales and marketing	6,842	6,223	5,304	6,790
Income (loss) from operations	418	1,586	(1,071)	275
Net income (loss)	1,233	2,132	(85)	1,145
Basic net income (loss) per share	$0.03	$0.05	$(0.00)	$0.02
Diluted net income (loss) per share	$0.03	$0.05	$(0.00)	$0.02

	Fiscal Year 2004 Quarter Ended
	Mar. 31, 2004	June 30, 2004	Sept. 30, 2004	Dec. 31, 2004
	(in thousands, except per share data)
Statement of Income Data:
Total revenue	$15,711	$16,888	$12,240	$15,778
Income from operations	3,526	4,802	(1,412)	1,250
Net income (loss)	3,755	4,670	(332)	2,061
Basic net income (loss) per share	$0.09	$0.11	$(0.01)	$0.05
Diluted net income (loss) per share	$0.08	$0.10	$(0.01)	$0.05

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES.

None.

ITEM 9A.	CONTROLS AND PROCEDURES.

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

As previously reported in the Company’s Annual Report on Form 10-K, as of December 31, 2004, we noted two material weaknesses in our internal control over financial reporting. One of these material weaknesses related to the review and approval of potential stock option modifications in connection with terminated employees had been fully remediated as of June 30, 2005. The remaining material weakness related to certain areas of our financial statement close process had been fully remediated as of December 31, 2005. Therefore, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of December 31, 2005.

Changes in Internal Control over Financial Reporting

While we established additional controls to further improve our internal control over financial reporting as described below under the caption “Report of Management on Internal Control over Financial Reporting,” there was no significant change in our internal control over financial reporting that occurred during the fourth quarter of 2005 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Report of Management on Internal Control over Financial Reporting.

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f). The Company’s internal control system is designed to provide reasonable assurance to the Company’s management and Board of Directors regarding the preparation and fair presentation of published financial statements. All internal control systems, no matter how well designed, have inherent limitations. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation and may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

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

The two material weaknesses in internal control over financial reporting as of December 31, 2004 that we previously reported had been fully remediated as of December 31, 2005. As a result of this remediation and upon completion of the evaluation described above, our management concluded that our internal control over financial reporting was effective as of December 31, 2005. Our independent registered public accounting firm, Ernst & Young LLP, has issued an attestation report on management’s assessment of the Company’s internal control over financial reporting, which is included herein.

/s/ RADHA R. BASU
Radha R. Basu Chief Executive Officer, President and Chairman of the Board

/s/ KEN OWYANG
Ken Owyang Chief Financial Officer and Senior Vice President of Finance and Administration

Report of Independent Registered Public Accounting Firm

on Internal Control over Financial Reporting

The Board of Directors and Stockholders of

SupportSoft, Inc.

We have audited management’s assessment, included in the accompanying Management’s Report on Internal Control Over Financial Reporting, that SupportSoft, Inc. maintained effective internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). SupportSoft, Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the company’s internal control over financial reporting based on our audit.

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

In our opinion, management’s assessment that SupportSoft, Inc. maintained effective internal control over financial reporting as of December 31, 2005, is fairly stated, in all material respects, based on the COSO criteria. Also, in our opinion, SupportSoft Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2005, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of SupportSoft, Inc., as of December 31, 2005 and 2004, and the related consolidated statements of income, stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2005 of SupportSoft, Inc. and our report dated March 14, 2006 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

San Jose, California

March 14, 2006

ITEM 9B.	OTHER INFORMATION.

None.

PART III

ITEM 10.	DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

The information required by Item 10 of Form 10-K with respect to Item 401 of Regulation S-K regarding our directors is incorporated herein by reference from the information contained in the section entitled “Election of Directors” in our definitive Proxy Statement for the 2006 Annual Meeting of Stockholders (the “Proxy Statement”), a copy of which will be filed with the Securities and Exchange Commission on or before April 27, 2006.

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

Securities Authorized for Issuance Under Equity Compensation Plans

Equity Compensation Plan Information

As of December 31, 2005

	Number of securities to be issued upon exercise of outstanding options, warrants, and rights	Weighted-average exercise price of outstanding options, warrants, and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Plan Category	(a)	(b)	(c)
Equity Compensation Plans approved by security holders (1)	10,124,138	$6.458	3,606,798	(2)
Equity Compensation Plans not approved by security holders (3)	—	—	—

Totals	10,124,138	$6.458	3,606,798	(4)

(1)	Includes 1998 Stock Option Plan and 2000 Omnibus Equity Incentive Plan. Stock options, restricted stock, restricted stock units or stock appreciation rights may be awarded under the 2000 Omnibus Equity Incentive Plan and 1998 Stock Option Plan.

(2)	The number of shares reserved for issuance under the 2000 Omnibus Equity Incentive Plan (the “2000 Incentive Plan”) is subject to an annual increase as follows:

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

(3)	None.

(4)	The amount does not include 2,060,842 shares available for purchase pursuant to our 2000 Employee Stock Purchase Plan. Shares of common stock will be purchased at a price equal to 85% of the fair market value per share of common stock on either the first day preceding the offering period or the last date of the offering period, whichever is less. The number of shares reserved for issuance shall automatically increase each year by a number equal to the lesser of (i) 2,000,000 shares, (ii) 3% of the outstanding common stock on that date, or (iii) a lesser amount determined by our board of directors.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

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

10.6	Transition Agreement between Radha R. Basu and SupportSoft, Inc., dated March 12, 2006 (incorporated by reference to Exhibit 10.1 of SupportSoft’s current report on Form 8-K filed on March 13, 2006).

10.7*

Employment Agreement, dated August 16, 1999, by and between the registrant and Scott Dale (incorporated by reference to Exhibit 10.7 of SupportSoft’s registration statement on Form S-1 (File No. 333-30674) filed on February 18, 2000).

Exhibit	Description of Document

10.8*

Employment Agreement, dated August 16, 1999, by and between the registrant and Cadir Lee (incorporated by reference to Exhibit 10.8 of SupportSoft’s registration statement on Form S-1 (File No. 333-30674) filed on February 18, 2000).

10.9*

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

10.11

Separation Agreement between John Van Siclen and SupportSoft, Inc., dated March 12, 2006 (incorporated by reference to Exhibit 10.2 of SupportSoft’s current report on Form 8-K filed on March 13, 2006).

10.12*

Employment Agreement dated May 1, 2003, by and between registrant and Chris M. Grejtak (incorporated by reference to Exhibit 10.11 of SupportSoft’s annual report on Form 10-K for the year ended December 31, 2003).

10.13*

Employment Agreement dated November 15, 2004, by and between registrant and Ken Owyang, as amended on December 28, 2005 (incorporated by reference to Exhibit 10.1 of SupportSoft’s current report on Form 8-K filed on December 28, 2005).

10.14

Form of Proprietary Information and Inventions Agreement (incorporated by reference to Exhibit 10.13 of Amendment No. 2 to SupportSoft’s registration statement on Form S-1 (File No. 333-30674) filed on March 31, 2000).

10.15

Lease agreement, dated October 1, 2001, by and between the registrant and Martin/Campus LLC (incorporated by reference to Exhibit 10.16 of SupportSoft’s annual report on Form 10-K for the year ended December 31, 2001).

10.16

First Amendment to Lease effective May 31, 2003 by and between MPTP Holding, LLC and the registrant (incorporated by reference to Exhibit 10.1 of SupportSoft’s quarterly report on Form 10-Q for the quarter ended June 30, 2003).

10.17

Second Amendment to Lease effective as of May 6, 2005 by and between MPTP Holding, LLC and the Registrant (incorporated by reference to Exhibit 10.1 of SupportSoft’s quarterly report on Form 10-Q for the quarter ended March 31, 2005).

10.18	Exercise of Lease Renewal Option dated December 16, 2005 (incorporated by reference to Exhibit 10.1 of SupportSoft’s current report on Form 8-K filed on December 22, 2005).

23.1	Consent of Independent Registered Public Accounting Firm

24.1	Power of Attorney (see page 74 of this Form 10-K)

31.1	Chief Executive Officer Section 302 Certification.

31.2	Chief Financial Officer Section 302 Certification.

32.1 [1]	Statement of the Chief Executive Officer under 18 U.S.C. § 1350

32.2 [1]	Statement of the Chief Financial Officer under 18 U.S.C. § 1350

*	Denotes an executive or director compensation plan or arrangement.

[1]	The material contained in Exhibit 32.1 and 32.2 shall not be deemed “filed” with the SEC and is not to be incorporated by reference into any filing of the Company under the Securities Act of 1933 or the Securities Exchange Act of 1934, whether made before or after the date hereof irrespective of any general incorporation language contained in such filing, except to the extent that the registrant specifically incorporates it by reference.

(c)	Financial Statement Schedules.

No schedules have been filed because the information required to be set forth therein is not applicable or is shown in the financial statements or related notes included as part of this report.

SIGNATURES

Pursuant to the requirements of the Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on this 15th day of March, 2006.

SUPPORTSOFT, INC.

By:	/s/ RADHA R. BASU
Radha R. Basu
President and Chief Executive Officer

POWER OF ATTORNEY

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Radha Basu and Ken Owyang, and each of them individually, as his or her attorney-in-fact, each with full power of substitution, for him or her in any and all capacities, to sign any and all amendments to this Report on Form 10-K, and to file the same, with exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, hereby ratifying and confirming all that said attorney-in-fact, or his or her substitute, may do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated:

Signature	Title	Date

/S/ RADHA R. BASU Radha R. Basu	President, Chief Executive Officer and Chairman (Principal Executive Officer)	March 15, 2006

/S/ KEN OWYANG Ken Owyang	Chief Financial Officer and Senior Vice President of Finance and Administration (Principal Financial and Accounting Officer)	March 15, 2006

/S/ MANUEL DIAZ Manuel Diaz	Director	March 15, 2006

/S/ CLAUDE M. LEGLISE Claude M. Leglise	Director	March 15, 2006

/S/ KEVIN C. EICHLER Kevin C. Eichler	Director	March 15, 2006

/S/ JAMES THANOS James Thanos	Director	March 15, 2006

EXHIBIT INDEX

Exhibit	Description of Document

3(i)	Restated Certificate of Incorporation, as amended (incorporated by reference to Exhibit 3.1 of SupportSoft’s annual report on Form 10-K for the year ended December 31, 2001).

3(ii)	Amended and Restated Bylaws (incorporated by reference to Exhibit 3.2 of SupportSoft’s annual report on Form 10-K for the year ended December 31, 2001).

4.1	Form of Common Stock Certificate (incorporated by reference to Exhibit 4.1 of SupportSoft’s quarterly report on Form 10-Q for the quarter ended June 30, 2002).

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

10.6	Transition Agreement between Radha R. Basu and SupportSoft, Inc., dated March 12, 2006 (incorporated by reference to Exhibit 10.1 of SupportSoft’s current report on Form 8-K filed on March 13, 2006).

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

10.9*

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

10.11

Separation Agreement between John Van Siclen and SupportSoft, Inc., dated March 12, 2006 (incorporated by reference to Exhibit 10.2 of SupportSoft’s current report on Form 8-K filed on March 13, 2006).

10.12*

Employment Agreement dated May 1, 2003, by and between registrant and Chris M. Grejtak (incorporated by reference to Exhibit 10.11 of SupportSoft’s annual report on Form 10-K for the year ended December 31, 2003).

Exhibit	Description of Document
10.13*

Employment Agreement dated November 15, 2004, by and between registrant and Ken Owyang, as amended on December 28, 2005 (incorporated by reference to Exhibit 10.1 of SupportSoft’s current report on Form 8-K filed on December 28, 2005).

10.14

Form of Proprietary Information and Inventions Agreement (incorporated by reference to Exhibit 10.13 of Amendment No. 2 to SupportSoft’s registration statement on Form S-1 (File No. 333-30674) filed on March 31, 2000).

10.15

Lease agreement, dated October 1, 2001, by and between the registrant and Martin/Campus LLC (incorporated by reference to Exhibit 10.16 of SupportSoft’s annual report on Form 10-K for the year ended December 31, 2001).

10.16

First Amendment to Lease effective May 31, 2003 by and between MPTP Holding, LLC and the registrant (incorporated by reference to Exhibit 10.1 of SupportSoft’s quarterly report on Form 10-Q for the quarter ended June 30, 2003).

10.17

Second Amendment to Lease effective as of May 6, 2005 by and between MPTP Holding, LLC and the Registrant (incorporated by reference to Exhibit 10.1 of SupportSoft’s quarterly report on Form 10-Q for the quarter ended March 31, 2005).

10.18	Exercise of Lease Renewal Option dated December 16, 2005 (incorporated by reference to Exhibit 10.1 of SupportSoft’s current report on Form 8-K filed on December 22, 2005).

23.1	Consent of Independent Registered Public Accounting Firm

24.1	Power of Attorney (see page 74 of this Form 10-K)

31.1	Chief Executive Officer Section 302 Certification.

31.2	Chief Financial Officer Section 302 Certification.

32.1 [1]	Statement of the Chief Executive Officer under 18 U.S.C. § 1350

32.2 [1]	Statement of the Chief Financial Officer under 18 U.S.C. § 1350

*	Denotes an executive or director compensation plan or arrangement.

[1]	The material contained in Exhibit 32.1 and 32.2 shall not be deemed “filed” with the SEC and is not to be incorporated by reference into any filing of the Company under the Securities Act of 1933 or the Securities Exchange Act of 1934, whether made before or after the date hereof irrespective of any general incorporation language contained in such filing, except to the extent that the registrant specifically incorporates it by reference.