Form 10-Q
period 2006-03-31
SUPPORTSOFT INC
filed 2006-05-10
CIK 1104855

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2006

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer  ☐    Accelerated filer  ☒    Non-accelerated filer  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.):    Yes  ☐    No  ☒

On May 4, 2006, 43,984,419 shares of the Registrant’s Common Stock, $0.0001 par value, were outstanding.

SUPPORTSOFT, INC.

FORM 10-Q

QUARTERLY PERIOD ENDED MARCH 31, 2006

PART I. FINANCIAL INFORMATION

ITEM 1: FINANCIAL STATEMENTS

SUPPORTSOFT, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands)

	March 31, 2006	December 31, 2005
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$26,135	$23,342
Marketable securities	97,197	97,321
Accounts receivable, net	8,990	17,437
Prepaids and other current assets	2,764	2,451

Total current assets	135,086	140,551
Property and equipment, net	1,117	1,211
Goodwill	9,792	9,792
Intangible assets, net	3,722	3,994
Other assets	561	701

Total assets	$150,278	$156,249

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$598	$1,030
Accrued compensation	1,590	2,669
Other accrued liabilities	2,027	2,985
Deferred revenue, less long-term portion	12,907	14,060

Total current liabilities	17,122	20,744
Deferred revenue—long-term portion	738	969
Other long-term liabilities	156	142
Contingencies
Stockholders’ equity:
Common stock	4	4
Additional paid-in capital	197,798	195,990
Accumulated other comprehensive loss	(653)	(645)
Accumulated deficit	(64,887)	(60,955)

Total stockholders’ equity	132,262	134,394

Total liabilities and stockholders’ equity	$150,278	$156,249

See accompanying notes.

SUPPORTSOFT, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share amounts)

(Unaudited)

	Three Months Ended March 31,
	2006	2005
Revenue:
License fees	$2,051	$9,022
Services	6,186	7,103

Total revenue	8,237	16,125

Costs and expenses:
Cost of license fees	104	190
Cost of services (including stock-based compensation of $63 in 2006)	3,142	3,296
Amortization of purchased intangible assets	272	272
Research and development (including stock-based compensation of $105 in 2006)	2,525	2,933
Sales and marketing (including stock-based compensation of $185 in 2006)	5,134	6,842
General and administrative (including stock-based compensation of $308 in 2006)	2,130	2,189

Total costs and expenses	13,307	15,722

Income (loss) from operations	(5,070)	403
Interest income and other, net	1,304	931

Income (loss) before income taxes	(3,766)	1,334
Provision for income taxes	(166)	(101)

Net income (loss)	$(3,932)	$1,233

Basic net income (loss) per share	$(0.09)	$0.03

Shares used in computing basic net income (loss) per share	43,835	42,838

Diluted net income (loss) per share	$(0.09)	$0.03

Shares used in computing diluted net income (loss) per share	43,835	44,816

See accompanying notes.

SUPPORTSOFT, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Three Months Ended March 31,
	2006	2005
Operating Activities:
Net income (loss)	$(3,932)	$1,233
Adjustments to reconcile net income to net cash provided by/(used in) operating activities:
Depreciation and amortization	258	265
Amortization of purchased intangible assets	272	273
Stock-based compensation	661	—
Other	61	207
Changes in assets and liabilities:
Accounts receivable, net	8,447	(3,123)
Prepaids and other current assets	(313)	579
Other long-term assets	140	(68)
Accounts payable	(432)	1,157
Accrued compensation	(1,079)	(819)
Other accrued liabilities	(958)	(291)
Other long-term liabilities	14	—
Deferred revenue	(1,384)	(2,265)

Net cash provided by/(used in) operating activities	1,755	(2,852)

Investing Activities:
Purchases of property and equipment	(164)	(564)
Purchases of marketable securities	(6,511)	(16,495)
Sales and maturities of marketable securities	6,566	19,384

Net cash provided by/(used in) investing activities	(109)	2,325

Financing Activities:
Proceeds from issuances of common stock	1,147	997

Net cash provided by financing activities	1,147	997

Net increase in cash and cash equivalents	2,793	470
Cash and cash equivalents at beginning of period	23,342	16,509

Cash and cash equivalents at end of period	$26, 135	$16,979

Supplemental schedule of cash flow information:
Income taxes paid	$156	$62

See accompanying notes.

SUPPORTSOFT, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(1) Significant Accounting Policies

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements include the accounts of SupportSoft, Inc. (the “Company” or “SupportSoft”) and its wholly-owned subsidiaries. All significant intercompany balances and transactions have been eliminated upon consolidation. The balance sheet as of March 31, 2006 and the statements of operations for the three months ended March 31, 2006 and 2005 and cash flows for the three months ended March 31, 2006 and 2005 are unaudited. In the opinion of management, these financial statements reflect all adjustments (consisting of normal recurring adjustments) that are necessary for a fair presentation of the results for and as of the periods shown. The results of operations for such periods are not necessarily indicative of the results expected for the full fiscal year or for any future period. The condensed consolidated financial statement information as of December 31, 2005 is derived from audited financial statements as of that date. These financial statements should be read with the consolidated financial statements and related notes included in the Company’s Annual Report on Form 10-K, filed with the Securities and Exchange Commission on March 16, 2006.

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

Cash, Cash Equivalents and Marketable Securities

SupportSoft considers all liquid instruments with an original maturity at the date of purchase of ninety days or less to be cash equivalents. At March 31, 2006, cash equivalents and marketable securities consisted primarily of money market funds, commercial paper, market auction securities, corporate bonds and notes and treasury bills issued by the United States government and its agencies. Our cash equivalents and marketable securities are classified as available-for-sale as of the respective balance sheet dates, and are reported at fair value with unrealized gains and losses included in accumulated other comprehensive income within stockholders’ equity on the consolidated balance sheet. Realized gains and losses and declines in value judged to be other than temporary on available-for-sale securities are included in other income (expense), net in the consolidated statement of operations.

The amortized cost of debt securities is adjusted for amortization of premiums and accretion of discounts to maturity, both of which are included in interest income. SupportSoft recorded net unrealized losses on available-for-sale securities of $98,000 and $117,000 for the three months ended March 31, 2006 and the year ended December 31, 2005, respectively.

We monitor our investments for impairment on a quarterly basis and determine whether a decline in fair value is other-than-temporary by considering factors such as current economic and market conditions, the credit rating of the security’s issuer, the length of time an investment’s fair value has been below our carrying value, and our ability and intent to hold investments to maturity. If an investment’s decline in fair value is deemed to be other-than-temporary, we would reduce its carrying value to its estimated fair value, as determined based on quoted market prices or liquidation values. Declines in value judged to be other-than-temporary, if any, are recorded in operations as incurred.

The following is a summary of cash and available-for-sale securities at March 31, 2006 (in thousands):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Cash	$8,878	$—	$—	$8,878
Money market funds	1,501	—	—	1,501
Commercial paper	15,759	—	(3)	15,756
Federal agencies	1,000	—	(4)	996
Corporate bonds	24,692	—	(91)	24,601
Market auction securities	71,600	—	—	71,600

	$123,430	$—	$(98)	$123,332

Classified as:
Cash and cash equivalents	$26,138	$—	$(3)	$26,135
Marketable securities	97,292	—	(95)	97,197

	$123,430	$—	$(98)	$123,332

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

SupportSoft considers all arrangements with payment terms longer than 90 days not to be fixed or determinable. If the fee is determined not to be fixed or determinable, revenue is recognized as payments become due from the customer.

License revenue is comprised of fees for perpetual and term licenses of our software. Perpetual license revenue is recognized using the residual method described in SOP 98-9 for arrangements in which licenses are sold with multiple elements. We allocate revenues on these licenses based upon the fair value of each undelivered element (for example, undelivered maintenance and support, consulting, and training). The determination of fair value is based upon vendor specific objective evidence (VSOE). VSOE for maintenance and support is determined based upon separate renewals of maintenance and support from customers. VSOE for training and consulting is based upon separate sales of these services to customers. Assuming all other revenue recognition criteria are met, the difference between the total arrangement fee and the amount deferred for each undelivered element is recognized as license revenue. Our perpetual arrangements may include contractual obligations such as rights to unspecified future products which require license revenue to be taken ratably over the contract period.

Term licenses are sold with maintenance for which SupportSoft does not have VSOE to determine fair value. As a result, license revenue for term licenses is recognized ratably over the duration of the agreement. License fees in the accompanying financial statements includes maintenance for term licenses. We do not allocate maintenance revenue from term licenses to services revenue, as we do not believe there is an allocation methodology that provides a meaningful and supportable allocation between license and maintenance revenues. Consulting revenue associated with the term licenses is recognized ratably over the period associated with the initial payment, generally one year.

We also recognize license revenue from arrangements with resellers. These arrangements may be either perpetual or term licenses of our software. When term licensing arrangements with resellers include guaranteed minimum amounts due, revenue is recognized ratably over the term of the arrangement commencing when payments become due. When the arrangements do not include guaranteed minimum amounts due but are instead based upon the license of our software through to the end user, revenue recognition commences upon persuasive evidence that the products have been sold to an end user; whether the license revenue is then recognized immediately or ratably depends upon the terms of the arrangements with the reseller. If a reseller is not deemed credit-worthy, revenue is recognized upon cash receipt.

Services revenue is primarily comprised of revenues from professional services, such as maintenance and support, consulting and training. Arrangements that include services are evaluated to determine whether those services are essential to the functionality of other elements of the arrangement. Revenue from non-essential consulting and training services associated with perpetual licenses is generally recognized as the services are performed. When non-essential services are bundled in a term licensing arrangement, revenue from the services is recognized ratably over the period associated with the initial payment, generally one year. Maintenance and support revenues are recognized over the term of the maintenance and support period which is generally one year. In the event services are considered essential to the functionality of other elements of the arrangement, revenue under the arrangement is recognized using contract accounting.

Concentrations of Credit Risk

Financial instruments that potentially subject SupportSoft to concentrations of credit risk consist principally of cash equivalents, marketable securities and trade accounts receivable. Our investment portfolio is diversified and consists of investment grade securities. Our investment policy limits the amount of credit risk exposure to any one issuer and in any single country except the US. The credit risk in our trade accounts receivable is mitigated by our credit evaluation process, reasonably short collection terms and because the Company sells its products primarily to large organizations in diversified industries.

For the three months ended March 31, 2006, there were no customers that individually accounted for 10% or more of our total revenue. For the three months ended March 31, 2005, two customers accounted for 10% or more of our revenue. One of these customers accounted for 14% and the other accounted for 10% of our total revenue.

Trade Accounts Receivable

Trade accounts receivable are recorded at the invoiced amount. We perform evaluations of our customers’ financial condition and generally do not require collateral. We make judgments as to our ability to collect outstanding receivables and provide allowances for the portion of receivables when collection becomes doubtful. Provisions are made based upon a specific review of all significant outstanding invoices. For those invoices not specifically provided for, provisions are recorded at differing rates, based upon the age of the receivable. In determining these percentages, we analyze our historical collection experience and current payment trends. If the historical data we use to calculate the allowance for doubtful accounts does not reflect the future ability to collect outstanding receivables, additional provisions for doubtful accounts may be needed and the future results of operations could be materially affected. At March 31, 2006 and December 31, 2005, the Company had reserves for credit losses of $311,000 and $296,000, respectively. At March 31, 2006 two customers accounted for 10% or more of total accounts receivable. These customers accounted for 12% and 13% individually of our total accounts receivable, net. At December 31, 2005, two different customers each accounted for 20% or more of our total accounts receivable, net. These two customers, in aggregate, accounted for approximately 40% of total accounts receivable, net.

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

At March 31, 2006, goodwill was $9.8 million, and other identifiable intangible assets, net were $3.7 million. We assess the impairment of goodwill annually or more often if events or changes in circumstances indicate that the carrying value may not be recoverable. We assess the impairment of acquired product rights and other identifiable intangible assets whenever events or changes in circumstances indicate that its carrying amount may not be recoverable. An impairment loss would be recognized when the fair value of the asset is less than its carrying amount. SupportSoft has only one operating segment and that segment is its sole reporting unit. Consequently, goodwill is tested for impairment at the entity level.

We test for goodwill impairment during the third quarter of each year, or earlier if indicators of impairment exist.

Net Income (Loss) Per Share

Basic and diluted net income (loss) per share are presented in accordance with Statement of Financial Accounting Standards No. 128, “Earnings per Share” (“SFAS 128”), for all periods presented. In accordance with SFAS 128, basic and diluted net loss per share have been computed using the weighted-average number of common shares outstanding during the period, less shares subject to repurchase.

The following table sets forth the computation of basic and diluted net income per share (in thousands, except per share data):

	Three months ended March 31,
	2006	2005
Net income (loss)	$(3,932)	$1,233

Basic:
Weighted-average shares of common stock outstanding	43,835	42,838

Shares used in computing basic net income per share	43,835	42,838

Basic net income (loss) per share	$(0.09)	$0.03

Diluted:
Weighted-average shares of common stock outstanding	43,835	42,838
Add: Common equivalent shares outstanding	—	1,978

Shares used in computing diluted net income per share	43,835	44,816

Diluted net income (loss) per share:	$(0.09)	$0.03

Stock-Based Compensation

Adoption of SFAS 123R

On January 1, 2006, the Company adopted Statement of Financial Accounting Standards No. 123 (revised 2004), “Share-Based Payment,” (“SFAS 123R”) which requires the measurement and recognition of compensation expense for all share-based payment awards made to employees and directors including employee stock options and employee stock purchases based on estimated fair values. Prior to January 1, 2006, the Company accounted for share-based payments to employees using the intrinsic value method under APB Opinion No. 25, as permitted by SFAS 123, and, as such, generally recognized no compensation cost for employee stock options or employees stock purchases in its financial statements.

SupportSoft elected the modified prospective transition method for adopting SFAS 123R which requires the application of the accounting standard as of January 1, 2006, the first day of the Company’s 2006 fiscal year. Under this transition method, compensation cost recognized in the quarter ended March 31, 2006, includes the applicable amounts of: (a) compensation cost for all stock-based payments granted prior to, but not yet vested as of, December 31, 2005 based on the grant-date fair value estimated in accordance with the original provisions of SFAS 123 and previously presented in the pro-forma footnote disclosures, and (b) compensation cost of all stock-based payments granted subsequent to January 1, 2006 based on the grant-date fair value estimated in accordance with the new provisions of SFAS 123R. Prior periods have not been restated to reflect the impact of SFAS 123R.

Stock Option Plans:

During fiscal 1998, SupportSoft adopted the 1998 Stock Option Plan (the “Plan”). Under this Plan, up to 9,424,434 shares of SupportSoft’s common stock may be granted as options or sold to eligible participants. Under the Plan, options to purchase common stock may be granted at no less than 85% of the fair value on the date of the grant (110% of fair value in certain instances), as determined by the Board of Directors. Options under the Plan can be immediately exercisable in the Board of Directors’ discretion; however, shares issued are subject to SupportSoft’s right to repurchase such shares at the original issuance price, which lapses in a series of installments measured from the vesting commencement date of the option.

In February 2000, the Board of Directors approved the adoption of SupportSoft’s 2000 Omnibus Equity Incentive Plan (the “2000 Incentive Plan”). A total of 4,000,000 shares of common stock were initially reserved for issuance to eligible participants under the 2000 Incentive Plan. On January 1 of each year, the number of shares reserved automatically increases by the lesser of 2,000,000 shares, 5% of outstanding shares, or an amount determined by the board of directors. On January 1,

2006, the shares reserved under the 2000 Incentive Plan were automatically increased by 2,000,000 shares. The exercise price for incentive stock options may not be less than 100% of the fair market value of SupportSoft’s common stock on the date of grant (85% for non-statutory options). Under both of SupportSoft’s option plans, options generally vest over a 48-month period from the date of grant and have a maximum term of 10 years. In the fourth quarter of 2005, SupportSoft began issuing options with a contractual term of 7 years. As of March 31, 2006 we had approximately 5.9 million shares of common stock reserved for future issuance under both of these plans.

Employee Stock Purchase Plan

A total of 2,000,000 shares of common stock were initially reserved for issuance under the 2000 Purchase Plan. On January 1 of each year, the number of shares reserved automatically increases by the lesser of 2,000,000 shares, 3% of the outstanding shares, or an amount determined by the Board of Directors. For 2006, the Board of Directors elected to have zero shares added to the 2000 Purchase Plan. The 2000 Purchase Plan permits eligible employees to acquire shares of SupportSoft’s common stock through periodic payroll deductions of up to 15% of total compensation. Purchases occur on the last day of each January and July following the end of each participation period. The price at which the common stock may be purchased is 85% of the lesser of the fair market value of SupportSoft’s common stock on each employee’s applicable enrollment date or on the last day of the respective participation period. As of March 31, 2006 we had approximately 2.0 million shares of common stock reserved for future issuance under this plan.

Determining Fair Value

Valuation and Attribution Method: SupportSoft estimates the fair value of stock options granted using the Black-Scholes option pricing model. Stock options vest on a graded schedule, however the Company recognizes the expense on a straight-line basis over the requisite service period of the entire award, net of estimated forfeitures and subject to the minimum expense requirements of SFAS 123R. These limitations require that on any date the compensation cost recognized is at least equal to the portion of the grant-date fair value of the award that is vested at that date.

Risk-free interest rate: The Company bases its risk-free interest rate upon the implied yield currently available on US Treasury zero coupon issues for the expected term of the employee stock options.

Expected Term: The Company’s expected term represents the period that the Company’s stock options are expected to be outstanding and was determined based on historical experience of similar stock options considering the contractual terms of the stock options, vesting schedules and expectations of future employee behavior.

Expected Volatility: The Company’s expected volatility represents the amount by which the stock price is expected to fluctuate throughout the period that the stock option is outstanding. The Company based its expected volatility on a weighted average calculation combining both historical and implied volatilities as it believes that this combination is more representative of future stock price trends than historical volatility alone. The implied volatility factor included in this computation is based upon traded options on the Company’s stock.

Estimated forfeitures: SFAS 123R requires that the stock option expense recognized be based on awards that are ultimately expected to vest, and therefore a forfeiture rate should be applied at the time of grant and revised, if necessary, in subsequent periods when actual forfeitures differ from those estimates. Prior to January 1, 2006 the Company accounted for forfeitures only as they occurred. Commencing with the period ended March 31, 2006, the Company has estimated its forfeitures based on historical experience.

Expected Dividend: The Company uses a dividend yield of zero, as it has never paid cash dividends and currently does not expect to pay dividends in the future.

The fair value of the Company’s stock options granted to employees for the three months ended March 31, 2006 and 2005 was estimated using the following assumptions:

	Three months ended March 31,
	2006	2005
Stock Option Plan:
Risk-free interest rate	4.7%	3.6%
Expected term	3.9 years	4.0 years
Volatility	60.8%	82%
Estimated forfeitures	8%	N/A
Expected dividend	0%	0%
Weighted average fair value	$2.16	$3.54

Employee Stock Purchase Plan (ESPP):

Risk-free interest rate	4.7%	3.0%
Expected term	0.5 to 2.0 years	0.5 to 2.0 years
Volatility	54.1%	80.0%
Estimated forfeitures	8%	0%
Expected dividend	0%	0%
Weighted average fair value	$1.66	$3.00

Tax Effects of Share-Based Payments

On November 10, 2005, the Financial Accounting Standards Board (FASB) issued FASB Staff Position No. SFAS-123R-3 “Transition Election Related to Accounting for Tax Effects of Share-Based Payment Awards” which provides for an alternative transition method to calculate the tax effects of stock-based compensation expense pursuant to SFAS 123R. The alternative transition method includes a simplified approach to establish the beginning balance of the additional paid-in-capital pool related to the tax effects of employee stock-based compensation, and to determine the subsequent impact on the additional paid-in-capital pool and cash flows for the tax effects of employee stock-based compensation awards that are outstanding upon the adoption of SFAS 123R. As of March 31, 2006, the Company was still evaluating which transition method to adopt.

Stock Compensation Expense

The Company recorded the following stock-based compensation expense for the period ended March 31, 2006 (in thousands):

Three Months Ended March 31, 2006
Stock option compensation expense recognized in:
Cost of services	$46
Research and development	72
Sales and marketing	150
General and administrative	291

559

ESPP compensation expense recognized in:
Cost of services	17
Research and development	33
Sales and marketing	35
General and administrative	17

102

Stock-based compensation expense included in total costs and expenses	$661

For the three months ended March 31, 2006, the Company recorded $661,000 of stock-based compensation expense, $190,000 of which relates to the acceleration of the stock options awarded to the Company’s former chief executive officer in connection with a transition agreement dated March 12, 2006. Pursuant to the terms of this agreement, provided the former CEO remained an employee of the Company, on the date the Board of Directors appointed a new CEO, all then outstanding and unvested options would immediately vest. A new CEO was appointed on April 6, 2006 and vesting of 115,625 shares were accelerated. This acceleration represents a modification of the original terms of the awards. The cost of this modification was determined to be $238,000, of which $190,000 was recognized in the quarter ended March 31, 2006. The remaining amount of $48,000 will be recognized to compensation expense in the second quarter of 2006.

As a result of adopting SFAS 123R, the Company’s loss before income taxes, and net loss for the three months ended March 31, 2006 are $661,000 higher than if it had continued to account for share-based compensation under APB 25. Basic and diluted earnings per share for the three months ended March 31, 2006 would have both been $(0.07) if the Company had not adopted SFAS 123R compared to reported basic and diluted loss per share of $(0.09). In addition, net cash provided by operating activities increased by $661,000 and net cash provided by financing activities was unchanged since there were no excess tax benefits from stock-based compensation plans.

Net cash proceeds from the exercise of stock options were $893,000 for the three months ended March 31, 2006. No income tax benefit was realized from stock option exercises during the three months ended March 31, 2006.

The table below reflects the net loss and loss per share for the three months ended March 31, 2006 compared with the pro-forma information for the three months ended March 31, 2005 (in thousands):

	Three Months Ended March 31,
	2006	2005 (2)
Net income – as reported for the prior period	N/A (1)	1,233

Stock-based compensation expense relating to:
Stock options	(559)	(1,941)
Stock purchases	(102)	(165)

Net loss, including the effect of stock-based compensation expense	$(3,932)	$(873)

Basic net income per share – as reported for the prior period	N/A (1)	$0.03
Basic net loss per share – including the effect of stock-based compensation	$(0.09)	$(0.02)

Diluted net income per share – as reported for the prior period	N/A (1)	$0.03
Diluted net loss per share – including the effect of stock-based compensation	$(0.09)	$(0.02)

(1)	Net income and net income per share prior to January 1, 2006 did not include stock-based compensation expense for stock options and employee stock purchases under SFAS 123 because the Company did not adopt the recognition provisions of SFAS 123.

(2)	Stock-based compensation expense, net income(loss) and net income(loss) per share prior to January 1, 2006 is calculated based on the pro-forma application of SFAS 123.

Prior to the adoption of SFAS 123R, our Board of Directors approved the acceleration of vesting of certain unvested and out-of-money stock options with exercise prices equal or greater than $5.00 per share previously awarded to employees, including executive officers, under our equity compensation plans. The acceleration of vesting was effective for stock options outstanding as of December 21, 2005. Options to purchase approximately 3.0 million shares of common stock or 32% of our outstanding unvested stock options were subject to this acceleration. The weighted average price of the options that were accelerated was $7.02. The acceleration of the vesting of these stock options will result in approximate total savings of $12.0 million of future compensation expense. The options accelerated excluded options previously granted to Board of Directors, employees who had terminations pending, and foreign employees who opted out of the acceleration for tax reasons. For all officers and vice-presidents (non-officers) the acceleration was accompanied by restrictions imposed on any shares that may in the future be purchased through the exercise of accelerated stock options. Those restrictions prevent the sale of any such shares prior to the date such shares would have originally vested had the optionee been employed on such date (whether or not the optionee is actually an employee at that time). The purpose of the acceleration was to enable us to avoid recognizing compensation expense associated with these options in our Consolidated Statements of Operations upon the adoption of SFAS 123R on January 1, 2006.

Stock Option Activity

The following table represents stock option activity for the three months ended March 31, 2006:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value (in ‘000’s)
Outstanding options at the beginning of the period	10,124,138	$6.46
Granted	397,100	4.32
Exercised	(265,190)	3.17
Forfeited	(649,391)	8.77

Outstanding options at the end of the period	9,606,657	$6.30	7.15	$3,865

Options vested and expected to vest	9,510,590	$6.30	7.15	$3,826

Outstanding exercisable at the end of the period	7,980,136	$6.73	7.15	$3,324

The aggregate intrinsic value in the table above represents the total pre-tax intrinsic value that would have been received by the option holders had they all exercised their options on March 31, 2006. This amount changes based on the fair market value of the Company’s stock. During the three months ended March 31, 2006, the aggregate intrinsic value of options exercised under the Company’s stock options plans was $296,286. Total fair value of options vested was $425,648 for the three months ended March 31, 2006.

At March 31, 2006, there was $4.2 million of unrecognized compensation costs related to share-based payments which is expected to be recognized over a weighted average period of 2.9 years.

Warranties and Indemnifications

SupportSoft generally provides a warranty for its software products and services to its customers and accounts for its warranties under the FASB’s Statement of Financial Accounting Standards No. 5, “Accounting for Contingencies” (“FAS No. 5”). Our standard warranty period is 90 days, but warranty periods can sometimes be longer and vary from customer to customer. In the event there is a failure of the product in breach of such warranties, SupportSoft generally is obligated to correct the product or service to conform to the warranty provision or, if SupportSoft is unable to do so, the customer is entitled to seek a refund of the purchase price of the product or service. SupportSoft did not provide for a warranty accrual as of March 31, 2006 or December 31, 2005. To date, SupportSoft’s product warranty expense has not been significant.

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

(2) Comprehensive Income (Loss)

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

The following are the components of comprehensive income (loss) (in thousands):

	Three months ended March 31,
	2006	2005
Net income (loss)	$(3,932)	$1,233
Net unrealized gain on available-for-sale securities	19	29
Foreign currency translation (loss)	(27)	(129)

Comprehensive income (loss)	$(3,940)	$1,133

The components of accumulated other comprehensive income (loss) relate entirely to translation adjustment gains and losses and unrealized gains and losses on available-for-sale securities and are $(555,000) and $(98,000) at March 31, 2006, respectively.

(3) Income Taxes

We recorded income tax provisions of $166,000 and $116,000 for the three months ended March 31, 2006 and 2005, respectively. The income tax provision for the three months ended March 31, 2006 primarily reflects increased foreign tax provision and foreign withholding tax.

As of March 31, 2006, our deferred tax assets are fully offset by a valuation allowance because we expect that it is more likely than not that all deferred tax assets will not be realized in the foreseeable future. The Financial Accounting Standards Board’s Statement of Financial Accounting Standards No. 109 “Accounting for Income Taxes,” provides for the recognition of deferred tax assets if realization of such assets is more likely than not. Based upon the weight of available evidence, which includes SupportSoft’s historical operating performance, reported cumulative net losses since inception and difficulty in accurately forecasting our future results, the Company provided a full valuation allowance against its net deferred tax assets. We reassess the need for our valuation allowance on a quarterly basis.

(4) Contingencies

Legal Matters

Between December 9, 2004 and January 21, 2005, several purported securities class action suits were filed in the United States District Court for the Northern District of California against the Company, our CEO, Radha R. Basu, and our former CFO, Brian M. Beattie. These actions were consolidated on March 22, 2005 as In re SupportSoft, Inc. Securities Litigation, Civil Action No.: c 04-5222 SI. The consolidated complaint generally alleges violations of certain federal securities laws and seeks unspecified damages on behalf of a class of purchasers of our common stock between January 20, 2004 and October 1, 2004. Plaintiffs allege, among other things, that defendants made false and misleading statements concerning our business and guidance for the third quarter 2004, purportedly violating Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 and Rule 10b-5 promulgated thereunder. On July 15, 2005, the Court granted our motion to dismiss the Complaint with leave to amend the Complaint. The plaintiffs subsequently filed a Corrected Amended Complaint on August 19, 2005. On November 21, 2005, the Court denied our motion to dismiss the Corrected Amended Complaint. Defendants filed their Answer to the Complaint on December 14, 2005 and the case is currently in discovery. Plaintiffs moved for class certification on February 1, 2006 and the motion is pending. Defendants intend to vigorously defend themselves against the consolidated lawsuit. While we cannot predict with certainty the outcome of the litigation, we believe that we have meritorious defenses to such claims.

On December 19, 2005, a purported derivative shareholder complaint was filed in the Superior Court of the State of California for the County of San Mateo captioned White v. Vase et al., No. Civ. 451677. This complaint pursues claims – derivatively and on behalf of the Company as a nominal defendant – against certain of the Company’s directors and former directors: Radha R. Basu, Manuel Diaz, Kevin C. Eichler, Edward S. Russell and James Thanos. The derivative complaint alleges, among other things, that the director-defendants harmed the Company by making or permitting the Company to make false and misleading statements between January 20, 2004 and October 1, 2004 concerning the Company’s business and guidance for the third quarter 2004 and by purportedly exposing the Company to liability for securities fraud in violation of their fiduciary duties. On May 1, 2006, the Court indicated that it would adopt its tentative ruling granting Defendants’ demurrer to the Complaint on demand futility grounds and granting Defendants’ motion to stay discovery. Plaintiff will have 60 days from the entry of the Court’s formal Order to amend the Complaint. .

In November 2001, a class action lawsuit was filed against us and two of our officers in the United States District Court for the Southern District of New York. The lawsuit alleged that our registration statement and prospectus dated July 18, 2000 for the issuance and initial public offering of 4,250,000 shares of our common stock contained material misrepresentations and/or omissions, related to alleged inflated commissions received by the underwriters of the offering. The defendants named in the lawsuit are SupportSoft, Radha Basu, Brian Beattie, Credit Suisse First Boston Corporation, Bear, Stearns & Co. Inc. and FleetBoston Robertson Stephens Inc. The lawsuit seeks unspecified damages as well as interest, fees and costs. Similar complaints have been filed against 55 underwriters and more than 300 other companies and other individual officers and directors of those companies. All of the complaints against the underwriters, issuers and individuals have been consolidated for pre-trial purposes before U.S. District Court Judge Scheindlin of the Southern District of New York. On June 26, 2003, the plaintiffs announced that a proposed settlement between the issuer defendants and their directors and officers had been reached. As a result of the proposed settlement, which is subject to court approval, we anticipate that our insurance carrier will be responsible for all payments, other than attorneys’ fees already incurred by SupportSoft through June 1, 2003. On April 24, 2006, the Court held a public hearing on the fairness of the proposed settlement. The Court took the matter under submission and has not yet ruled. While we cannot predict with certainty the outcome of the litigation or whether the settlement will be approved, we believe that the claims against us and our officers are without merit.

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

(5) Restructuring Obligations and Other Charges

In the fourth quarter of 2005, SupportSoft’s management performed a review of its business operations and realigned its resources and go-to-market strategies to help maximize future revenue opportunities. As a result of this business review, the Company implemented a restructuring plan that included the termination of 27 employees and closure of various offices worldwide. All of the employees included in the restructuring were terminated as of December 31, 2005. As a result of the restructuring plan, the Company recorded a restructuring charge of $645,000 for severance costs and lease termination-related costs during the fourth quarter of 2005.

In the first quarter of 2006, there were no additional restructuring charges, only cash payments against the obligations at December 31, 2005.

The following table summarizes activity associated with the restructuring and related expenses incurred as of March 31, 2006 (in thousands):

	Severance (1)	Facilities (2)	Total
Restructuring costs	$456	$189	$645
Cash payments	(346)	(34)	(380)

Restructuring obligations, December 31, 2005	$110	$155	$265
Cash payments	(110)	(102)	(212)

Restructuring obligations, March 31, 2006	$—	$53	$53

(1)	Severance costs include those expenses related to severance pay and related employee benefit obligations.
(2)	Facilities costs include obligations under non-cancelable leases for facilities that we will no longer occupy, as well as penalties associated with early terminations of leases and disposal of fixed assets. The related leases are short term in nature expiring in less than one year. No sublease income has been included.

ITEM 2: MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read together with the unaudited condensed consolidated financial statements and related notes appearing in Item 1 of this report on Form 10-Q and the section entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the consolidated financial statements and related notes included in SupportSoft’s Annual Report on Form 10-K for the year ended December 31, 2005.

This report on Form 10-Q contains forward-looking statements. These statements relate to our future plans, objectives, expectations, intentions and financial performance. In some cases, you can identify forward-looking statements because we use terms such as anticipates, believes, continue, could, enable, estimates, expects, intends, may, plans, potential, predicts, should or will or the negative of those terms or other comparable words. These statements involve risks and uncertainties that may cause our actual results, activities or achievements to be materially different from those expressed or implied by these statements. These risks and uncertainties include those listed under Item 1A, “Risk Factors.” SupportSoft expressly disclaims any obligation or undertaking to release publicly any updates or revisions to any forward-looking statements contained in this report to conform these statements to actual results or changes in our expectations or in events, conditions or circumstances on which any such statement is based. You should not place undue reliance on these forward-looking statements, which apply only as of the date hereof.

Overview

We develop, market and distribute real-time service management software designed to facilitate the identification, diagnosis and resolution of technology-related problems associated with services and products which are delivered across broadband or corporate computing networks. Our software solutions are utilized by:

•	Digital service providers, to provide automated installation, verification and support of the broadband data, voice over Internet protocol (VoIP), and digital video services they provide to their subscribers; and

•	Corporate enterprises, either directly or as part of an outsourced solution from managed service providers, to automate the management of computing endpoints and to provide service and support automation to customers, partners and employees.

Our revenue consists of software license fees and fees for maintenance, consulting and training services. We license our software predominately on a perpetual basis in which we recognize the license revenue upfront, assuming all criteria for revenue recognition under the applicable accounting rules have been met.

Maintenance fees relating to perpetual software licenses result in ratable revenue over the length of the maintenance term, which is generally one year. Consulting and training revenues are generally recognized as the services are performed or in accordance with predefined project milestones.

Our total revenues decreased by $7.9 million, or 49%, for the quarter ended March 31, 2006 from the same quarter in 2005. The decrease in total revenues was due primarily to lower license revenues, which were $2.1 million for the quarter ended March 31, 2006, a decrease $7.0 million from the quarter ended March 31, 2005. The decrease in license revenues was a result of closing fewer large license transactions in the first quarter of 2006 compared with the same period in 2005. Services revenues also decreased by $917,000 for the three months ended March 31, 2006 from the same period in 2005 mainly due to a decrease in consulting services. Several project milestones were not accepted prior to March 31, 2006, resulting in lower consulting revenues for the quarter. The lower consulting revenues were partially offset by higher maintenance revenues arising from a larger number of customers on maintenance contracts.

Total costs and expenses decreased by 15% for the quarter ended March 31, 2006 compared with the same quarter in 2005, driven primarily by our restructuring in October 2005. This restructuring resulted in a reduction of our workforce by approximately 12%, or 27 employees worldwide. The costs and expenses for first quarter of 2006 were also lower compared to the first quarter of 2005 due to lower variable compensation expenses, such as sales commissions, and lower outside legal and accounting-related fees.

Our diluted earnings per share of $0.03 in the quarter ended March 31, 2005 decreased to a diluted loss per share of $(0.09) in the quarter ended March 31, 2006 reflecting the lower levels of license and consulting revenues in the current period over the same period last year, as well as our recognition of stock-based compensation expense in the current period and not in the same period last year.

For the last three fiscal years and in the current quarter, we have experienced a trend of decreasing license revenues. In addition, since the beginning of 2006, our business operations have been impacted by the transition of several people in senior management positions, including the Chief Executive Officer, Chief Financial Officer and Senior Vice President of Worldwide Field Operations. Our new Chief Executive Officer has initiated an evaluation of our business operations with the intent of identifying where changes to our current operations may be appropriate. Changes we decide to implement as a result of this evaluation may be significant and may change our strategic direction in an effort to restore growth to license revenue in the long term. Accordingly, our past business initiatives may not be indicative of our future business direction. In addition, we cannot provide assurances that any future initiatives will grow our license revenues.

We intend the following discussion of our financial condition and results of operations that follows to provide information that will assist in understanding our financial statements, the changes in certain key items in those financial statements from year to year, and the primary factors that accounted for those changes, as well as how certain accounting principles, policies and estimates affect our financial statements.

Critical Accounting Policies and Estimates

In preparing our consolidated financial statements in conformity with accounting principles generally accepted in the United States, we make assumptions, judgments and estimates that can have a significant impact on our net revenue, operating results, as well as on the value of certain assets and liabilities on our consolidated balance sheet. We base our assumptions, judgments and estimates on historical experience and various other factors that we believe to be reasonable under the circumstances. Actual results could differ materially from these estimates under different assumptions or conditions. On a regular basis we evaluate our assumptions, judgments and estimates and make changes accordingly. We believe that the assumptions, judgments and estimates involved in the accounting for revenue recognition, allowance for doubtful accounts, accounting for income taxes, business combinations and stock-based compensation have the greatest potential impact on our consolidated financial statements, so we consider these to be our critical accounting policies. We discuss below the critical accounting estimates associated with these policies. Historically, our assumptions, judgments and estimates relative to our critical accounting policies have not differed materially from actual results. For further information on the critical accounting policies, see Note 1 of our Notes to Consolidated Financial Statements.

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

Allowance for Doubtful Accounts

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

At March 31, 2006, goodwill was $9.8 million, and net identifiable intangible assets were $3.7 million. We assess the impairment of goodwill annually or more often if events or changes in circumstances indicate that the carrying value may not be recoverable. We assess the impairment of acquired product rights and other identifiable intangible assets whenever events or changes in circumstances indicate that its carrying amount may not be recoverable. An impairment loss would be recognized when the sum of the undiscounted future net cash flows expected to result from the use of the asset and its eventual disposition is less than its carrying amount. Such impairment loss would be measured as the difference between the carrying amount of the asset and its fair value. The estimate of cash flow is based upon, among other things, certain assumptions about expected future operating performance and an appropriate discount rate determined by our management. Our estimates of discounted cash flows may differ from actual cash flows due to, among other things, economic conditions, changes to the business model or changes in operating performance. If we made different estimates, material differences may result in write-downs of net long-lived and intangible assets, which would be reflected by charges to our operating results for any period presented. At September 30, 2005, management concluded its annual evaluation for impairment of goodwill and no impairment was recognized. Since then, there have not been any events or changes in circumstances to indicate that the carrying value may not be recoverable. We will test for impairment during the third quarter of each year, or earlier if indicators of impairment exist.

Stock-based compensation

We account for stock-based compensation in accordance with the provisions of SFAS 123R. We adopted SFAS 123R using the modified prospective transition method which requires the application of the accounting standard starting from January 1, 2006. Under the fair value recognition provisions of SFAS 123R, stock-based compensation cost is estimated at the grant date based on the fair value of the award and is recognized as expense ratably over the requisite service period of the award. We estimate the fair value of stock-based awards on the grant date using the Black-Scholes-Merton option-pricing model. Determining the appropriate fair value model and calculating the fair value of stock-based awards requires judgment, including estimating stock price volatility, forfeiture rates and expected life. If any of these assumptions used in the Black-Scholes model change significantly, stock-based compensation may differ materially in the future from that recorded in the current period.

RESULTS OF OPERATIONS

The following table sets forth the results of operations for the three months ended March 31, 2006 and 2005 expressed as a percentage of total revenue.

	Three Months Ended March 31,
	2006	2005
Revenue:
License fees	25%	56%
Services	75	44

Net revenue	100	100

Costs and expenses:
Cost of license fees	1	1
Cost of services	38	20
Amortization of intangible assets	3	2
Research and development	30	18
Sales and marketing	60	42
General and administrative	22	14
Stock-based compensation	8	—

Total costs and expenses	162	97

Income (loss) from operations	(62)	3
Interest and other income, net	16	5

Income (loss) before income taxes	(46)	8
Income tax provision	(2)	(1)

Net income (loss)	(48)%	7%

Three Months Ended March 31, 2006

Revenue

We generate revenue primarily from software licenses and related services. We offer our products through a combination of direct sales, managed service providers and resellers.

License fees. License fees decreased to $2.1 million for the three months ended March 31, 2006 from $9.0 million for the three months ended March 31, 2005. The decrease reflected consummation of fewer large license transactions. Included in license revenues for the quarter ended March 2006 was approximately $315,000 related to a customer contract entered into in 2005. This arrangement originally set forth a contingent fee that SupportSoft could earn if certain defined performance criteria were achieved. In March 2006, in lieu of completing the performance criteria, the terms of the contingent fee were renegotiated and, as a result, the fee became fixed and payable by the customer.

Almost all of our recent customer contracts have been for perpetual licenses, which generally result in immediate license revenues. The percentage of total revenues from ratable license revenues, therefore, has been decreasing. For the three months ended March 31, 2006 and 2005, ratable license revenue represented approximately 7% and 6% of total revenue, respectively. Most new license arrangements in the first quarter of 2006 have resulted in, and in the future will most likely result in immediate rather than ratable license revenue. As a result, failure to enter into significant new perpetual licenses in any particular quarter, as we experienced the in the first quarter of 2006, could cause our license revenues to decline on a quarterly basis.

Services revenue. Services revenue decreased to $6.2 million for the three months ended March 31, 2006 from $7.1 million for the three months ended March 31, 2005. Services revenue decreased primarily due to lower consulting revenues of $1.5 million due to several project milestones that were not accepted by customers prior to March 31, 2006, a generally lower level of implementation services, partially offset by an increase of $535,000 in maintenance revenues arising from a larger number of customers on maintenance contracts.

Revenue from customers outside the United States accounted for approximately 20% of our total revenues for the three month period ended March 31, 2006, compared with 31% for the three month period ended March 31, 2005. Most of our international revenues have come from customers in Europe.

Cost of license fees

Cost of license fees consists primarily of costs related to third-party royalty fees under license arrangements for technology embedded into our products. Cost of license fees decreased to $104,000 in the three months ended March 31, 2006 from $190,000 in the three months ended March 31, 2005. This decrease was primarily due to the sale of less third-party software in the first quarter of 2006 compared with the same period in the prior year.

Cost of services

Cost of services consists primarily of compensation costs, travel costs, related overhead expenses for professional services personnel and payments made to third parties for subcontracted consulting services. Cost of services decreased to $3.1 million for the three months ended March 31, 2006 from $3.3 million for the three months ended March 31, 2005. This decrease was primarily due to decreases in salary and related expenses, and decreases in the use of third party consultants and travel expenses. Included in the cost of services for the quarter end March 31, 2006 is $63,000 of stock-based compensation. There was no comparable expense in the same quarter last year, because we adopted the provisions of 123R effective January 1, 2006.

Operating Expenses

Research and development. Research and development costs are expensed as incurred. Research and development expense consists primarily of compensation costs, consulting expenses and related overhead costs for research and development personnel. Research and development expense decreased to $2.5 million for the three months ended March 31, 2006 from $2.9 million for the three months ended March 31, 2005. The decrease was primarily due to decreases in salary and related expenses as a result of our restructuring in October 2005 and decreases in third-party consulting costs. Included in research and development expenses for the quarter end March 31, 2006 is $105,000 of stock-based compensation. There was no comparable expense in the same quarter last year, because we adopted the provisions of 123R effective January 1, 2006.

Sales and marketing. Sales and marketing expense consists primarily of compensation costs, including salaries, sales commissions and related overhead costs for sales and marketing personnel and promotional expenses, including public relations, advertising and trade shows. Sales and marketing expense decreased to $5.1 million for the three months ended March 31, 2006 from $6.8 million for the three months ended March 31, 2005. The decrease was primarily due to lower variable compensation expenses, such as sales commissions, a decrease in salary and related expenses as a result of our restructuring in October 2005, and lower expenses for events and tradeshows. Included in sales and marketing expenses for the quarter end March 31, 2006 is $185,000 of stock-based compensation. There was no comparable expense in the same quarter last year, because we adopted the provisions of 123R effective January 1, 2006.

General and administrative. General and administrative expense consists primarily of compensation costs and related overhead costs for administrative personnel and professional fees for legal, accounting and other professional services. General and administrative expense decreased to $2.1 million for the three months ended March 31, 2006 from $2.2 million for the three months ended March 31, 2005. This decrease was primarily due to decreases in professional services relating to litigation costs, mostly offset by increases in salaries and related expenses. Included in general and administrative expenses for the quarter end March 31, 2006 is $308,000 of stock-based compensation. There was no comparable expense in the same quarter last year, because we adopted the provisions of 123R effective January 1, 2006.

Stock-based compensation. On January 1, 2006, we adopted Statement of Financial Accounting Standards No. 123 (revised 2004), “Share-Based Payment,” (SFAS 123R) which requires the measurement and recognition of compensation expense for all share-based payment awards made to employees and directors including employee stock options and employee stock purchases based on estimated fair values. Prior to January 1, 2006, we accounted for share-based payments to employees using the intrinsic value method under APB Opinion No. 25, as permitted by SFAS 123, and, as such, generally recognized no compensation cost for employee stock options or employees stock purchases.

We elected the modified prospective transition method for adopting SFAS 123R which requires the application the accounting standard as of January 1, 2006, the first day of our 2006 fiscal year. Under this transition method, compensation cost recognized in the quarter ended March 31, 2006, includes the applicable amounts of: (a) compensation cost for all stock-based payments granted prior to, but not yet vested as of, December 31, 2005 based on the grant-date fair value estimated in accordance with the original provisions of SFAS 123 and previously presented in the pro-forma footnote disclosures, and (b) compensation cost of all stock-based payments granted subsequent to January 1, 2006 based on the grant-date fair value estimated in accordance with the new provisions of SFAS 123R. Prior periods have not been re-stated to reflect the impact of SFAS 123R.

Of the $661,000 of expense recognized in the period, $190,000 relates to the acceleration of vesting of the stock options awarded to our former chief executive officer in connection with a transition agreement dated March 12, 2006. Pursuant to the terms of this agreement, provided the former Chief Executive Officer remained an employee, on the date the Board of Directors appointed a new Chief Executive Officer, all then outstanding and unvested options would immediately vest. A new Chief Executive Officer was appointed on April 6, 2006 and vesting of 115,625 shares were accelerated. This acceleration represents a modification of the original terms of the awards. The cost of this modification was determined to be $238,000, of which $190,000 was recognized in the quarter ended March 31, 2006. The remaining amount of $48,000 will be recognized to compensation expense in the second quarter of 2006.

Prior to the adoption of SFAS 123R, our Board of Directors approved the acceleration of vesting of certain unvested and out-of-money stock options with exercise prices equal or greater than $5.00 per share previously awarded to employees, including our executive officers and directors, under our equity compensation plans. The acceleration of vesting was effective for stock options outstanding as of December 21, 2005. Options to purchase approximately 3.0 million shares of common stock or 32% of our outstanding unvested stock options were subject to this acceleration. The weighted average price of the options that were accelerated was $7.02. The acceleration of the vesting of these stock options will result in approximate total savings of $12.0 million of future compensation expense. The options accelerated excluded options previously granted to Board of Directors, employees who have notified or been notified of terminations, and foreign employees who opted out of the acceleration for tax reasons. For all officers and vice-presidents (non-officers) the acceleration was accompanied by restrictions imposed on any shares that may in the future be purchased through the exercise of accelerated stock options. Those restrictions prevent the sale of any such shares prior to the date such shares would have originally vested had the optionee been employed on such date (whether or not the optionee is actually an employee at that time). The purpose of the acceleration was to enable us to avoid recognizing compensation expense associated with these options in our Consolidated Statements of Operations upon the adoption of SFAS 123R on January 1, 2006.

At March 31, 2006, there was $4.2 million of unrecognized compensation expense cost related to share based payments which is expected to be recognized over a weighted average period of 2.9 years.

On April 6, 2006, the Board of Directors appointed Joshua Pickus as our new Chief Executive Officer of the Company. Under the terms of his employment agreement, we granted him an option to purchase 1,300,000 shares of common stock, which vests monthly over 48 months. The agreement further provides that we grant Mr. Pickus two additional options, each providing for a right to purchase 200,000 shares, vesting monthly over 48 months. These two additional options to purchase 200,000 shares only become exercisable, to the extent vested, following the date as of which the fair market value of our common stock has first equaled or exceeded $6 per share and $9 per share, respectively, for 20 consecutive trading days. As a result of these grants, we expect the stock compensation expense to increase significantly.

Interest income and other, net. Interest income and other, net increased to $1.3 million for the three months ended March 31, 2006 from $931,000 for the three months ended March 31, 2005. This increase was primarily due to an increase in interest income due to higher interest rates earned on our marketable securities partially offset by a decrease in other income as a result of a settlement payment received from a customer in 2005.

Provision for income taxes. The income tax provision increased to $166,000 for the three months ended March 31, 2006 from $116,000 for the three months ended March 31, 2005, mainly as a result of increased foreign tax provisions and foreign withholding tax.

Each quarter, we evaluate the realizability of our deferred tax assets. At March 31, 2006, we had recorded a full valuation allowance against our deferred tax assets based on the realization criteria outlined in the applicable accounting literature. Amongst other important factors, we have considered and will continue to consider our history of earnings and our ability to generate pre-tax income in the future. Giving appropriate consideration to all the relevant factors and assuming we perform as we expect in the future, we believe the release of a portion of our valuation allowance will be appropriate at some point in the future. This would result in an income tax benefit within the statement of income in the period of adjustment.

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

Operating Activities

Net cash provided by/(used in) operating activities was $1.8 million for the three months ended March 31, 2006 and and ($2.8) million for the three months ended March 31, 2005. Amounts included in net income which did not require the use of cash included depreciation and amortization of fixed assets, amortization of intangible assets, stock-based compensation expense and other items and amounted to $258,000, $272,000, $661,000 and $61,000, respectively, for the three months ended March 31, 2006. Amounts included in net income which did not require the use of cash included depreciation and amortization of fixed assets, amortization of intangible assets, and other items and amounted to $265,000, $273,000 and $207,000, respectively, for the three months ended March 31, 2005. Given the shortfall in revenues and loss incurred for the quarter ended March 31, 2006, we believe it is likely that we will experience a net operating cash outflow for the quarter ending June 30, 2006.

Investing Activities

Net cash provided by/(used in) in investing activities was ($109,000) and $2.3 million for the three months ended March 31, 2006 and 2005, respectively. Net cash used in investing activities for the three months ended March 31, 2006, was due to the purchases of property and equipment of $164,000 offset by the net of the sales and purchases in marketable securities of $55,000. Net cash provided by investing activities for the three months ended March 31, 2005, was due primarily to the purchases of property and equipment of $564,000 and the purchases of $16.5 million in marketable securities offset by the sale and maturities of $19.4 million in marketable securities.

Financing Activities

Net cash generated by financing activities was $1.1 million for the three months ended March 31, 2006 and and $997,000 for the three months ended March 31, 2005. For both of the periods, net cash provided by financing activities was attributable to net proceeds from the purchase of common stock under the employee stock purchase plan and the exercise of employee stock options.

Working Capital and Capital Expenditure Requirements

At March 31, 2006, we had stockholders’ equity of $132.3 million and working capital of $117.9 million. Included as a reduction to working capital is deferred revenue of $12.9 million, which will not require dollar for dollar of cash to settle, but will be recognized as revenue in the future. We believe that our existing cash balances will be sufficient to meet our working capital requirements and stock repurchase program, as well as our planned capital expenditures for at least the next 12 months.

A sustained period of losses, such as the loss we incurred in the second quarter of 2006, would likely result in an increased net usage of cash to fund our operating activities. Also, if we require additional capital resources to grow our business internally or to acquire complementary technologies and businesses at any time in the future, we may seek to sell additional equity or debt securities. The sale of additional equity or debt securities could result in more dilution to our stockholders. Financing arrangements may not be available to us, or may not be available in amounts or on terms acceptable to us.

ITEM 3: QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We have operations in the United States and other countries and market and sell our products in North America, South America, Asia and Europe. As a result, our financial results could be affected by factors such as changes in foreign currency exchange rates or weak economic conditions in foreign markets. As most sales are currently made in U.S. dollars, a strengthening of the dollar could make our products less competitive in foreign markets.

As of March 31, 2006, we held $26.1 million in cash and cash equivalents consisting of highly liquid investments having original maturity dates of no more than 90 days. Declines of interest rates over time would reduce our interest income from our highly liquid marketable securities. Based upon our balance of cash and cash equivalents, a decrease in interest rates of 100 basis points would cause a corresponding decrease in our annual interest income of approximately $261,000. Due to the nature of our highly liquid cash equivalents, a change in interest rates would not materially change the fair market value of our cash and cash equivalents.

As of March 31, 2006, we held $97.2 million in marketable securities, which consisted primarily of corporate bonds, government debt securities maturing in less than eighteen months and market auction securities resetting in less than forty-five days. The weighted average interest rate of our portfolio was approximately 4.40% at March 31, 2006. A decline in interest rates over time would reduce our interest income from our marketable securities. A decrease in interest rates of 100 basis points would cause a corresponding decrease in our annual interest income of approximately $972,000. Due to the nature of our highly liquid cash equivalents, a change in interest rates would not materially change the fair market value of our marketable securities.

ITEM 4: CONTROLS AND PROCEDURES

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

Our Chief Executive Officer and our Chief Financial Officer, after evaluating the effectiveness of our “disclosure controls and procedures” as of the end of the period covered by this quarterly report, have concluded that our disclosure controls and procedures are effective based on their evaluation of these controls and procedures required by paragraph (b) of Exchange Act Rules 13a-15 or 15d-15.

Changes in internal control over financial reporting.

There were no changes in our internal control over financial reporting during the quarter ended March 31, 2006 that have materially affected, or are reasonably likely to materially affect our internal control over financial reporting.

PART II: OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

Between December 9, 2004 and January 21, 2005, several purported securities class action suits were filed in the United States District Court for the Northern District of California against the Company, our CEO, Radha R. Basu, and our former CFO, Brian M. Beattie. These actions were consolidated on March 22, 2005 as In re SupportSoft, Inc. Securities Litigation, Civil Action No.: c 04-5222 SI. The consolidated complaint generally alleges violations of certain federal securities laws and seeks unspecified damages on behalf of a class of purchasers of our common stock between January 20, 2004 and October 1, 2004. Plaintiffs allege, among other things, that defendants made false and misleading statements concerning our business and guidance for the third quarter 2004, purportedly violating Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 and Rule 10b-5 promulgated thereunder. On July 15, 2005, the Court granted our motion to dismiss the Complaint with leave to amend the Complaint. The plaintiffs subsequently filed a Corrected Amended Complaint on August 19, 2005. On November 21, 2005, the Court denied our motion to dismiss the Corrected Amended Complaint. Defendants filed their Answer to the Complaint on December 14, 2005 and the case is currently in discovery. Plaintiffs moved for class certification on February 1, 2006 and the motion is pending. Defendants intend to vigorously defend themselves against the consolidated lawsuit. While we cannot predict with certainty the outcome of the litigation, we believe that we have meritorious defenses to such claims.

On December 19, 2005, a purported derivative shareholder complaint was filed in the Superior Court of the State of California for the County of San Mateo captioned White v. Vase et al., No. Civ. 451677. This complaint pursues claims – derivatively and on behalf of the Company as a nominal defendant – against certain of the Company’s directors and former directors: Radha R. Basu, Manuel Diaz, Kevin C. Eichler, Edward S. Russell and James Thanos. The derivative complaint alleges, among other things, that the director-defendants harmed the Company by making or permitting the Company to make false and misleading statements between January 20, 2004 and October 1, 2004 concerning the Company’s business and guidance for the third quarter 2004 and by purportedly exposing the Company to liability for securities fraud in violation of their fiduciary duties. On May 1, 2006, the Court indicated that it would adopt its tentative ruling granting Defendants’ demurrer to the Complaint on demand futility grounds and granting Defendants’ motion to stay discovery. Plaintiff will have 60 days from the entry of the Court’s formal Order to amend the Complaint. .

In November 2001, a class action lawsuit was filed against us and two of our officers in the United States District Court for the Southern District of New York. The lawsuit alleged that our registration statement and prospectus dated July 18, 2000 for the issuance and initial public offering of 4,250,000 shares of our common stock contained material misrepresentations and/or omissions, related to alleged inflated commissions received by the underwriters of the offering. The defendants named in the lawsuit are SupportSoft, Radha Basu, Brian Beattie, Credit Suisse First Boston Corporation, Bear, Stearns & Co. Inc. and FleetBoston Robertson Stephens Inc. The lawsuit seeks unspecified damages as well as interest, fees and costs. Similar complaints have been filed against 55 underwriters and more than 300 other companies and other individual officers and directors of those companies. All of the complaints against the underwriters, issuers and individuals have been consolidated for pre-trial purposes before U.S. District Court Judge Scheindlin of the Southern District of New York. On June 26, 2003, the plaintiffs announced that a proposed settlement between the issuer defendants and their directors and officers had been reached. As a result of the proposed settlement, which is subject to court approval, we anticipate that our insurance carrier will be responsible for all payments other than attorneys’ fees already incurred by us through June 1, 2003. On April 24, 2006, the Court held a public hearing on the fairness of the proposed settlement. The Court took the matter under submission and has not yet ruled. While we cannot predict with certainty the outcome of the litigation or whether the settlement will be approved, we believe that the claims against us and our officers are without merit.

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

ITEM 1A. RISK FACTORS

Investing in our securities involves a high degree of risk. In addition to the other information contained in this report, you should consider the following risk factors before investing in our securities.

Our quarterly results may fluctuate, which may cause our stock price to decline.

Our quarterly revenue and operating results have in the past and may in the future fluctuate from quarter to quarter. As a result, we believe that quarter-to-quarter and year-to-year comparisons of our revenue and operating results are not necessarily meaningful, and that these comparisons may not be accurate indicators of future performance.

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

Historically, we licensed a significant portion of our software on a term basis in which revenue was recognized ratably over the length of the agreement with the customer. Recently, however, we typically license our software on a perpetual basis in which we recognize the license revenue upfront, assuming all criteria for revenue recognition have been met. As we shifted to a perpetual licensing model, we have received less ratable revenue and have therefore become dependent on a few customer contracts with upfront license revenue for a substantial portion of our revenue in any one quarter. In addition, a significant portion of our total revenue each quarter comes from a number of orders received in the last month of a quarter. In the quarter ended March 31, 2006, we failed to close expected perpetual licenses with upfront revenue. If we continue to fail to close orders expected to be completed by the end of a quarter, particularly if these orders are for perpetual licenses with upfront revenue, or if there is any cancellation of or delay in the closing of orders, particularly any large customer orders, our quarterly results would suffer.

Because a small number of customers have historically accounted for and may in future periods account for substantial portions of our revenue, our revenue could decline because of delays or losses of specific customer orders.

A small number of customers have historically accounted for, and may in future periods account for, substantial portions of our revenue. Although there were no customers that accounted for 10% or more of our total revenue for the quarter ended March 31, 2006, for the quarter ended December 31, 2005, two customers accounted for 20% and 15% of our total revenue for the quarter. Because a small number of customers are likely to continue to account for a significant portion of our revenue in any given quarter, our revenue could decline because of the loss or delay of a single customer order. Additionally, we may not obtain new customers. The failure to obtain significant new customers, particularly customers that purchase perpetual licenses with upfront payments, the loss or delay of significant customer orders and the failure of existing customers to pay ongoing fees when due would harm our operating results.

Our current business strategy is evolving and our future operating results are difficult to predict or may decline.

We have experienced a trend of decreasing license revenue over the last three fiscal years and may continue to experience this trend. Our new Chief Executive Officer has initiated an evaluation of our business operations with the intent of identifying where changes to our current operations may be appropriate. Changes we decide to implement as a result of this evaluation may be significant and may change our strategic direction in an effort to restore growth to license revenue in the long term. As a result of the foregoing, our past business initiatives may not be indicative of our future business direction and we do not believe that period-to-period comparisons of operating results are a good indication of future performance. In addition, these changes may require expending resources, and this may, in the near term, cause our operating expenses to increase. If revenues do not correspondingly increase, our operating results could decline or fall below market expectations. In this event, the price of our common stock is likely to prove volatile and/or subject to decline.

The loss of key personnel and the integration of new management may affect our ability to achieve our business goals.

Our success depends on the skills, experience and performance of our senior management, engineering, sales, marketing and other key personnel. The loss of the services of any of our senior management or other key personnel could harm our business and our ability to achieve our business goals. To date in 2006, Radha R. Basu, our former President and Chief Executive Officer, John Van Siclen, our former Senior Vice President of Worldwide Field Operations, and Brian Beattie, our former Chief Financial Officer, resigned. We have also recently implemented reductions in our workforce. Reductions in our workforce as well as changes in senior management could make it difficult to motivate and retain remaining key employees or attract new employees, and provide distractions affecting our ability to manage our business.

Joshua Pickus was appointed as our new President and Chief Executive Officer and Michael Sayer was appointed as our new Senior Vice President of Sales. In addition, Ken Owyang was only recently appointed Chief Financial Officer, transitioning from his role as our Vice President of Finance which he has held since 2004. The efforts in integrating new management may divert attention from other business concerns and disrupt our ongoing business, especially in the short term. Our success will depend to a significant extent on the ability of these executives to function effectively in their new roles and our ability to retain the services of these new executives. If these executives do not function effectively or if we lose the services of one or more of our executives or key employees, our business could be harmed.

We were not profitable for the first quarter of 2006 and may continue to sustain a loss.

Although we have been profitable on an annual basis since 2003, we were not profitable for the first quarter of 2006. Our expenditures could continue to exceed our revenues in future periods, thus preventing us from achieving or maintaining profitability on a quarterly or annual basis. To achieve and maintain profitability, we will need to generate and sustain substantially higher revenues while maintaining reasonable cost and expense levels. If we fail to achieve profitability, the market price of our common stock will likely decline. We may not achieve profitability if our revenues do not increase or if they increase more slowly than we expect. In addition, our operating expenses are largely fixed in any given quarter and any shortfall in anticipated revenues in any quarter could harm our results for such period. Finally, a sustained period of losses would also likely result in an increased net usage of cash to fund our operating activities.

Our inability to meet future financial performance targets that we announce or that are published by research analysts could cause the price of our common stock to decline.

From time to time, we provide guidance related to our future financial performance. In addition, financial analysts publish their own expectations of our future financial performance. Because our quarterly revenue and our operating results fluctuate, future financial performance is difficult to predict. In early 2004 and 2005, we provided guidance related to our expected annual and quarterly performance. Our actual financial results in the third quarter of 2004 and 2005 fell short of our guidance. As a result, we then needed to reduce our annual guidance for those years. In early 2006, we provided guidance related to our expected annual performance and have since withdrawn such guidance. Future negative adjustments of our guidance or the failure to meet our guidance or those expectations of research analysts could likely cause the market price of our common stock to decline.

Management’s ability to accurately predict performance is affected in large part by a significant portion of our total revenue being dependant upon the closing of new large customer orders. In addition, our guidance is based in part upon the expectation of new product sales with which we have a limited history and as a result it is difficult to evaluate our future revenue from these products. In the event we fail to close orders expected or forecasted to be completed, our results will not meet our guidance or the expectations of securities analysts or investors, which would likely cause the market price of our common stock to decline.

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

If we fail to develop enhanced versions of our real-time service management software in a timely manner or to provide products and services that achieve rapid and broad market acceptance, we may not maintain or expand our market share. We may fail to identify new product and service opportunities for our current market or new markets that we enter into in the future. In addition, our existing products may become obsolete if we fail to introduce new products or product enhancements that meet new customer demands, support new standards or integrate with new or upgraded versions of packaged applications. We have limited control over factors that affect market acceptance of our product and services, including:

•	the willingness of companies to transition to real-time service management solutions; and

•	acceptance of competitors’ solutions or other similar technologies.

If the growth of demand for digital services by subscribers of digital services providers does not continue, our ability to increase our revenue could suffer.

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

We are becoming increasingly more dependent upon our international operations including the sales and distribution of our products and services and our research and development resources in India and Canada. For the year ended December 31, 2004 international revenues were 11% of total revenues and for the year ended December 31, 2005 international revenues were 21% of total revenues. We have limited experience in international operations and may not be able to compete effectively in international markets or effectively manage our operations in various countries. If we do not generate enough revenue from international operations to offset the expense of these operations, our business and our ability to increase revenue and enhance our operating results could suffer. Risks we face in conducting business internationally include:

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

Clients that license our software typically engage our professional services organization to assist with installation and implementation of our software and related consulting services. Revenue from professional services represented a substantial portion of our total revenue. We plan to further increase the number of services personnel, especially internationally, to meet customer needs. We may not be able to recruit the services personnel we need or retain our current services personnel because competition for qualified services personnel is intense. New services personnel will require training and education and take time to reach full productivity.

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

We have several alliances with third parties that are important to our business. Our existing relationships include those with software and hardware vendors, and relationships with companies who provide outsourced support and service capabilities to enterprise customers. If these relationships fail, we may have to devote substantially more resources to the sales and marketing of our products and services than we would otherwise, and our efforts may not be as effective. For example, companies that provide outsourced support and services often have extensive relationships with our existing and potential customers and significant input in the purchase decisions of these customers. In addition, we may establish relationships with third party resellers and other sales partners as we expand into geographic regions such as Europe and Asia. Our failure to maintain existing relationships, or to establish new relationships with key third parties, could significantly harm our ability to sell our products and services. In addition, our competitors may have strong alliances with other companies which could impact our ability to obtain greater market share or require us to reduce the price of products and services, which could harm our business, financial condition and operating results.

Our exposure to the credit risks of our customers and resellers may make it difficult to collect receivables and could adversely affect our operating results and financial condition.

Industry and economic conditions have weakened the financial position of some of our customers in the cable and telecommunications industries, from which we derive a substantial portion of our total revenue, have traditionally been highly leveraged businesses. To sell to some of these customers, we may be required to take risks of uncollectible accounts. We may be exposed to similar risks relating to third party resellers and other sales partners, as we intend to increasingly utilize such parties as we expand into new geographic regions. Additionally, as we have expanded our business internationally we have experienced longer payment terms and collection cycles from customers outside the United States. While we monitor these situations carefully and attempt to take appropriate measures to protect ourselves, it is possible that we may have to write down or write off doubtful accounts. Such write-downs or write-offs would negatively affect our operating results for the period in which they occur, and, if large, could have a material adverse effect on our operating results and financial condition.

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

Our reported results of operations will continue to be materially and adversely affected by our adoption of SFAS 123R.

Statement of Financial Accounting Standards No. 123 (revised 2004), Share-Based Payment (SFAS 123R), became effective in our first quarter of 2006, and has resulted in our recognition of substantial compensation expense relating to our employee stock options and employee stock purchase plans. Historically, we generally have not recognized in our statement of income any compensation expense related to stock option grants we issue under our stock option plans or the discounts we provide under our employee stock purchase plans. Under the new rules, we are required to adopt a fair value-based method for measuring the compensation expense related to employee stock awards, which leads to substantial additional compensation expense and a material adverse effect on our reported results of operations.

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

If we are unable to maintain effective disclosure controls and procedures, including our internal control over financial reporting, our ability to report our financial results on a timely and accurate basis may be adversely affected.

We have evaluated our “disclosure controls and procedures” as such term is defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as well as our internal control over financial reporting as required by Section 404 of the Sarbanes-Oxley Act of 2002. Our independent registered public accounting firm has performed a similar evaluation of our internal control over financial reporting. Effective controls are necessary for us to provide reliable financial reports and effectively prevent fraud. If we cannot provide reliable financial reports or prevent fraud, our operating results could be harmed. As of December 31, 2005, we concluded that our internal control over financial reporting were effective. However, in 2004 we had material weaknesses in our internal controls and we cannot be certain that we will continue to have adequate controls over our financial processes and reporting in the future. If weaknesses are identified, our ability to report our financial results on a timely and accurate basis may be adversely affected. In addition, if we cannot maintain internal control over financial reporting and disclosure controls and procedures, investors may lose confidence in our reported financial information, which could have a negative effect on the trading price of our common stock.

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

We currently serve a customer base with a wide variety of constantly changing hardware, software and networking platforms. If we fail to release versions of our software that are compatible with operating systems, software applications or hardware devices used by our customers, our business and operating results would suffer. Our future success also depends on:

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

We may engage in acquisitions of other companies, products or technologies or in other strategic initiatives. If we fail to integrate successfully any future acquisitions, or the technologies associated with such acquisitions, the revenue and operating results of the combined company could decline. The process of integrating businesses, technologies, services or products may result in unforeseen operating difficulties and expenditures. Acquisitions involve a number of other potential risks to our business, including the following:

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

In the past, securities class action litigation has often been brought against public companies, including our company, after periods of volatility in the market price of securities. The market price of our common stock has been subject to significant fluctuations and may continue to fluctuate or decline. In addition, the anti-takeover provisions we have adopted in the past, such as prohibiting stockholder action by written consent, or may adopt in the future may be perceived negatively by the market causing a decline in our stock price or litigation against us. Securities class action lawsuits were filed against us in November 2001 and again in December 2004. In addition, a derivative shareholder lawsuit was filed against us in December 2005. Should these lawsuits linger for a long period of time, whether ultimately resolved in our favor or not, or further lawsuits be filed against us, coverage limits of our insurance or our ability to pay such amounts may not be adequate to cover the fees and expenses and any ultimate resolution associated with such litigation. The size of these payments, if any, individually or in the aggregate, could seriously impair our cash reserves and financial condition. The continued defense of these lawsuits also could result in continued diversion of our management’s time and attention away from business operations, which could cause our financial results to decline. A failure to resolve definitively current or future material litigation in which we are involved or in which we may become involved in the future, regardless of the merits of the respective cases, could also cast doubt as to our prospects in the eyes of customers, potential customers and investors, which could cause our revenues and stock price to decline.

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

ITEM 5. OTHER INFORMATION.

None.

ITEM 6. EXHIBITS.

Exhibits.

10.1	Transition Agreement between Radha R. Basu and SupportSoft, Inc., dated March 12, 2006 (incorporated by reference to Exhibit 10.1 of SupportSoft’s current report on Form 8-K filed on March 13, 2006)

10.2	Separation Agreement between John Van Siclen and SupportSoft, Inc., dated March 12, 2006 (incorporated by reference to Exhibit 10.2 of SupportSoft’s current report on Form 8-K filed on March 13, 2006)

10.3	Employment Agreement between Ken Owyang and SupportSoft, Inc., as amended, effective March 2006 (incorporated by reference to Exhibit 10.1 of SupportSoft’s current report on Form 8-K filed on March 31, 2006)

10.4	Employment Agreement between Joshua Pickus and SupportSoft, Inc., dated April 6, 2006 (incorporated by reference to Exhibit 10.1 of SupportSoft’s current report on Form 8-K filed on April 12, 2006)

10.5	Employment Agreement between SupportSoft and Michael Sayer, dated April 24, 2006 (incorporated by reference to Exhibit 10.1 of SupportSoft’s current report on Form 8-K filed on April 27, 2006)

31.1	Chief Executive Officer Section 302 Certification

31.2	Chief Financial Officer Section 302 Certification

32.1	Statement of the Chief Executive Officer under 18 U.S.C. § 1350[1]

32.2	Statement of the Chief Financial Officer under 18 U.S.C. § 1350[1]

[1]	The certifications filed as Exhibits 32.1 and 32.2 are not deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934 and are not to be incorporated by reference into any filing of the Company under the Securities Exchange Act of 1933 or the Securities Exchange Act of 1934, whether made before or after the date hereof irrespective of any general incorporation by reference language contained in any such filing, except to the extent that the registrant specifically incorporates it by reference.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

May 10, 2006

SUPPORTSOFT, INC.

By:	/s/ KEN OWYANG
Ken Owyang
Chief Financial Officer and
Senior Vice President of Finance and Administration
(Principal Financial Officer, Chief Accounting
Officer and Duly Authorized Signatory)

EXHIBIT INDEX TO SUPPORTSOFT, INC.

QUARTERLY REPORT ON FORM 10-Q

FOR THE QUARTER ENDED MARCH 31, 2006

10.1	Transition Agreement between Radha R. Basu and SupportSoft, Inc., dated March 12, 2006 (incorporated by reference to Exhibit 10.1 of SupportSoft’s current report on Form 8-K filed on March 13, 2006)

10.2	Separation Agreement between John Van Siclen and SupportSoft, Inc., dated March 12, 2006 (incorporated by reference to Exhibit 10.2 of SupportSoft’s current report on Form 8-K filed on March 13, 2006)

10.3	Employment Agreement between Ken Owyang and SupportSoft, Inc., as amended, effective March 2006 (incorporated by reference to Exhibit 10.1 of SupportSoft’s current report on Form 8-K filed on March 31, 2006)

10.4	Employment Agreement between Joshua Pickus and SupportSoft, Inc., dated April 6, 2006 (incorporated by reference to Exhibit 10.1 of SupportSoft’s current report on Form 8-K filed on April 12, 2006)

10.5	Employment Agreement between SupportSoft and Michael Sayer, dated April 24, 2006 (incorporated by reference to Exhibit 10.1 of SupportSoft’s current report on Form 8-K filed on April 27, 2006)

31.1	Chief Executive Officer Section 302 Certification

31.2	Chief Financial Officer Section 302 Certification

32.1	Statement of the Chief Executive Officer under 18 U.S.C. § 1350[1]

32.2	Statement of the Chief Financial Officer under 18 U.S.C. § 1350[1]

[1]	The certifications filed as Exhibits 32.1 and 32.2 are not deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934 and are not to be incorporated by reference into any filing of the Company under the Securities Exchange Act of 1933 or the Securities Exchange Act of 1934, whether made before or after the date hereof irrespective of any general incorporation by reference language contained in any such filing, except to the extent that the registrant specifically incorporates it by reference.