Form 10-Q
period 2006-06-30
SUPPORTSOFT INC
filed 2006-08-04
CIK 1104855

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2006

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

On July 27, 2006, 44,045,754 shares of the Registrant’s Common Stock, $0.0001 par value, were outstanding.

SUPPORTSOFT, INC.

FORM 10-Q

QUARTERLY PERIOD ENDED JUNE 30, 2006

PART I. FINANCIAL INFORMATION

ITEM 1: FINANCIAL STATEMENTS

SUPPORTSOFT, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands)

	June 30, 2006	December 31, 2005
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$24,307	$23,342
Marketable securities	98,147	97,321
Accounts receivable, net	6,605	17,437
Prepaids and other current assets	2,535	2,451

Total current assets	131,594	140,551
Property and equipment, net	1,000	1,211
Goodwill	9,792	9,792
Intangible assets, net	3,450	3,994
Other assets	509	701

Total assets	$146,345	$156,249

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$173	$1,030
Accrued compensation	1,811	2,669
Other accrued liabilities	2,627	2,985
Deferred revenue, less long-term portion	9,680	14,060

Total current liabilities	14,291	20,744
Deferred revenue—long-term portion	1,237	969
Other long-term liabilities	172	142
Contingencies
Stockholders’ equity:
Common stock	4	4
Additional paid-in capital	198,858	195,990
Accumulated other comprehensive loss	(794)	(645)
Accumulated deficit	(67,423)	(60,955)

Total stockholders’ equity	130,645	134,394

Total liabilities and stockholders’ equity	$146,345	$156,249

See accompanying notes.

SUPPORTSOFT, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share amounts)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
Revenue:
License fees	$3,483	$9,325	$5,534	$18,347
Services	7,281	7,684	13,467	14,787

Total revenue	10,764	17,009	19,001	33,134

Costs and expenses:
Cost of license fees	109	127	214	317
Cost of services (including stock-based compensation of $60 and $123 for the three and six months ended June 30, 2006)	3,344	3,814	6,487	7,110
Amortization of purchased intangible assets	272	272	544	544
Research and development (including stock-based compensation of $113 and $218 for the three and six months ended June 30, 2006)	2,332	2,902	4,856	5,835
Sales and marketing (including stock-based compensation of $188 and $373 for the three and six months ended June 30, 2006)	5,847	6,223	10,981	13,065
General and administrative (including stock-based compensation of $501 and $809 for the three and six months ended June 30, 2006)	2,859	2,119	4,989	4,327

Total costs and expenses	14,763	15,457	28,071	31,198

Income from operations	(3,999)	1,552	(9,070)	1,936
Interest income and other, net	1,557	683	2,862	1,614

Income (loss) before income taxes	(2,442)	2,235	(6,208)	3,550
Provision for income taxes	(94)	(103)	(260)	(185)

Net income (loss)	$(2,536)	$2,132	$(6,468)	$3,365

Basic net income per share	$(0.06)	$0.05	$(0.15)	$0.08

Shares used in computing basic net income per share	44,009	42,904	43,922	42,871

Diluted net income per share	$(0.06)	$0.05	$(0.15)	$0.08

Shares used in computing diluted net income per share	44,009	44,471	43,922	44,655

See accompanying notes.

SUPPORTSOFT, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Six Months Ended June 30,
	2006	2005
Operating Activities:
Net income (loss)	$(6,468)	$3,365
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	516	548
Amortization of purchased intangible assets	544	544
Stock-based compensation	1,522	—
Other	(12)	(27)
Changes in assets and liabilities:
Accounts receivable, net	10,832	(567)
Prepaids and other current assets	(84)	1,274
Other long-term assets	192	(390)
Accounts payable	(856)	372
Accrued compensation	(857)	(316)
Other accrued liabilities	(358)	(21)
Other long-term liabilities	30	—
Deferred revenue	(4,112)	(4,433)

Net cash provided by operating activities	889	349

Investing Activities:
Purchases of property and equipment	(305)	(824)
Purchases of marketable securities	(25,029)	(38,677)
Sales and maturities of marketable securities	24,066	52,296

Net cash provided by/(used in) investing activities	(1,268)	12,795

Financing Activities:
Proceeds from issuances of common stock	1,344	1,264
Repurchase of common stock	—	(922)

Net cash provided by financing activities	1,344	342

Net increase in cash and cash equivalents	965	13,486
Cash and cash equivalents at beginning of period	23,342	16,509

Cash and cash equivalents at end of period	$24,307	$29,995

Supplemental schedule of cash flow information:
Income taxes paid	$179	$112

See accompanying notes.

SUPPORTSOFT, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(1) Significant Accounting Policies

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements include the accounts of SupportSoft, Inc. (the “Company” or “SupportSoft”) and its wholly-owned subsidiaries. All significant intercompany balances and transactions have been eliminated upon consolidation. The balance sheet as of June 30, 2006 and the statements of operations for the three and six months ended June 30, 2006 and 2005 and cash flows for the six months ended June 30, 2006 and 2005 are unaudited. In the opinion of management, these financial statements reflect all adjustments (consisting of normal recurring adjustments) that are necessary for a fair presentation of the results for and as of the periods shown. The results of operations for such periods are not necessarily indicative of the results expected for the full fiscal year or for any future period. The condensed consolidated financial statement information as of December 31, 2005 is derived from audited financial statements as of that date. These financial statements should be read with the consolidated financial statements and related notes included in the Company’s Annual Report on Form 10-K, filed with the Securities and Exchange Commission on March 16, 2006.

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

License revenue is comprised of fees for perpetual and term licenses of our software. Perpetual license revenue is recognized using the residual method described in SOP 98-9 for arrangements in which licenses are sold with multiple elements. We allocate revenue on these licenses based upon the fair value of each undelivered element (for example, undelivered maintenance and support, consulting, and training). The determination of fair value is based upon vendor specific objective evidence (VSOE). VSOE for maintenance and support is determined based upon separate renewals of maintenance and support from customers. VSOE for training and consulting is based upon separate sales of these services to customers. Assuming all other revenue recognition criteria are met, the difference between the total arrangement fee and the amount deferred for each undelivered element is recognized as license revenue. Our perpetual arrangements may include contractual obligations such as rights to unspecified future products which require license revenue to be taken ratably over the contract period.

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

Services revenue is primarily comprised of revenue from professional services, such as maintenance and support, consulting and training. Arrangements that include services are evaluated to determine whether those services are essential to the functionality of other elements of the arrangement. Revenue from non-essential consulting and training services associated with perpetual licenses is generally recognized as the services are performed. When non-essential services are bundled in a term licensing arrangement, revenue from the services is recognized ratably over the period associated with the initial payment, generally one year. Maintenance and support revenue is recognized over the term of the maintenance and support period which is generally one year. In the event services are considered essential to the functionality of other elements of the arrangement, revenue under the arrangement is recognized using contract accounting.

Cash, Cash Equivalents and Marketable Securities

SupportSoft considers all liquid instruments with an original maturity at the date of purchase of ninety days or less to be cash equivalents. At June 30, 2006, cash equivalents and marketable securities consisted primarily of money market funds, commercial paper, market auction securities and corporate bonds. Our cash equivalents and marketable securities are classified as available-for-sale as of the respective balance sheet dates, and are reported at fair value with unrealized gains and losses included in accumulated other comprehensive income within stockholders’ equity on the consolidated balance sheet. Realized gains and losses and declines in value judged to be other than temporary on available-for-sale securities are included in other income (expense), net in the consolidated statement of operations.

The amortized cost of debt securities is adjusted for amortization of premiums and accretion of discounts to maturity, both of which are included in interest income. SupportSoft recorded net unrealized losses on available-for-sale securities of $101,000 and $117,000 at June 30, 2006 and December 31, 2005, respectively.

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

The following is a summary of cash and available-for-sale securities at June 30, 2006 (in thousands):

	Amortized Cost	Gross Unrealized Losses	Fair Value
Cash	$6,593	$—	$6,593
Money market funds	4,162	—	4,162
Commercial paper	13,555	(3)	13,552
Federal agencies	1,000	(6)	994
Corporate bonds	26,645	(92)	26,553
Market auction securities	70,600	—	70,600

	$122,555	$(101)	$122,454

Classified as:
Cash and cash equivalents	$24,310	$(3)	$24,307
Marketable securities	98,245	(98)	98,147

	$122,555	$(101)	$122,454

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

For the three and six months ended June 30, 2006, one customer accounted for 18% and 12%, respectively, of our total revenue. For the three months ended June 30, 2005, two customers accounted for 10% or more of our revenue. One of these customers accounted for 25% and the other accounted for 14% of our total revenue. For the six months ended June 30, 2005, one customer accounted for 14% of our revenue.

Trade Accounts Receivable

Trade accounts receivable are recorded at the invoiced amount. We perform evaluations of our customers’ financial condition and generally do not require collateral. We make judgments as to our ability to collect outstanding receivables and provide allowances for the portion of receivables when collection becomes doubtful. Provisions are made based upon a specific review of all significant outstanding invoices. For those invoices not specifically provided for, provisions are recorded at differing rates, based upon the age of the receivable. In determining these percentages, we analyze our historical collection experience and current payment trends. If the historical data we use to calculate the allowance for doubtful accounts does not reflect the future ability to collect outstanding receivables, additional provisions for doubtful accounts may be needed and the future results of operations could be materially affected. At June 30, 2006 and December 31, 2005, the Company had reserves for credit losses of $281,000 and $296,000, respectively. At June 30, 2006 three different customers each accounted for 10% or more of total accounts receivable. These customers accounted for 12%, 12% and 11% individually of our total accounts receivable, net. At December 31, 2005, two customers each accounted for 10% or more of our total accounts receivable, net. These two customers each accounted for 20% of our total accounts receivable, net.

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

SupportSoft elected the modified prospective transition method for adopting SFAS 123R which required the application of the accounting standard as of January 1, 2006, the first day of the Company’s 2006 fiscal year. Under this transition method, compensation cost recognized in the three and six months ended June 30, 2006, includes the applicable amounts of: (a) compensation cost for all stock-based payments granted prior to, but not yet vested as of, December 31, 2005 based on the grant-date fair value estimated in accordance with the original provisions of SFAS 123 and previously presented in the pro-forma footnote disclosures, and (b) compensation cost of all share-based payments granted subsequent to January 1, 2006 based on the grant-date fair value estimated in accordance with the new provisions of SFAS 123R. Prior periods have not been restated to reflect the impact of SFAS 123R.

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

In February 2000, the Board of Directors approved the adoption of SupportSoft’s 2000 Omnibus Equity Incentive Plan (the “2000 Incentive Plan”). A total of 4,000,000 shares of common stock were initially reserved for issuance to eligible participants under the 2000 Incentive Plan. On January 1 of each year, the number of shares reserved automatically increases by the lesser of 2,000,000 shares, 5% of outstanding shares, or an amount determined by the board of directors. Accordingly, on January 1, 2006, the shares reserved under the 2000 Incentive Plan were automatically increased by 2,000,000 shares. The exercise price for incentive stock options may not be less than 100% of the fair market value of SupportSoft’s common stock on the date of grant (85% for non-statutory options). Under both of SupportSoft’s option plans, options generally vest over a 48-month period from the date of grant and have a maximum term of 10 years. In the fourth quarter of 2005, SupportSoft began issuing options with a contractual term of 7 years. As of June 30, 2006 we had approximately 4.1 million shares of common stock reserved for future issuance under both of these plans.

Employee Stock Purchase Plan

A total of 2,000,000 shares of common stock were initially reserved for issuance under the 2000 Purchase Plan. On January 1 of each year, the number of shares reserved automatically increases by the lesser of 2,000,000 shares, 3% of the outstanding shares, or an amount determined by the Board of Directors. For 2006, the Board of Directors elected to have zero shares added to the 2000 Purchase Plan. The 2000 Purchase Plan permits eligible employees to acquire shares of SupportSoft’s common stock through periodic payroll deductions of up to 15% of total compensation. Purchases occur on the last day of each January and July following the end of each six-month purchase period. The price at which the common stock may be purchased is 85% of the lesser of the fair market value of SupportSoft’s common stock at the beginning of the applicable offering period or the end of the applicable purchase period. Beginning August 1, 2006, the offering period for all new participants in the Purchase Plan will be six months. Prior to August 1, 2006, all participants were enrolled in offering periods which could last up to 24 months and contained up to four separate purchase periods. As of June 30, 2006 we had approximately 2.0 million shares of common stock reserved for future issuance under this plan.

Determining Fair Value

Valuation and Attribution Method: SupportSoft estimates the fair value of stock options granted generally using the Black-Scholes option pricing model. Stock options vest on a graded schedule, however the Company recognizes the expense on a straight-line basis over the requisite service period of the entire award, net of estimated forfeitures and subject to the minimum expense requirements of SFAS 123R. These limitations require that on any date the compensation cost recognized is at least equal to the portion of the grant-date fair value of the award that is vested at that date.

Risk-free Interest Rate: The Company bases its risk-free interest rate upon the yield currently available on US Treasury zero coupon issues for the expected term of the employee stock options.

Expected Term: The Company’s expected term represents the period that the Company’s stock options are expected to be outstanding and is determined based on historical experience of similar stock options considering the contractual terms of the stock options, vesting schedules and expectations of future employee behavior.

Expected Volatility: The Company’s expected volatility represents the amount by which the stock price is expected to fluctuate throughout the period that the stock option is outstanding. The Company bases its expected volatility on a weighted average calculation combining both historical and implied volatilities as it believes that this combination is more representative of future stock price trends than historical volatility alone. The implied volatility factor included in this computation is based upon traded options on the Company’s stock.

Estimated Forfeitures: SFAS 123R requires that the stock option expense recognized be based on awards that are ultimately expected to vest, and therefore a forfeiture rate should be applied at the time of grant and revised, if necessary, in subsequent periods when actual forfeitures differ from those estimates. Prior to January 1, 2006 the Company accounted for forfeitures only as they occurred. Commencing with the three month period ended March 31, 2006, the Company has estimated its forfeitures based on historical experience.

Expected Dividend: The Company uses a dividend yield of zero, as it has never paid cash dividends and currently does not expect to pay dividends in the future.

The fair value of the Company’s stock options granted to employees during the three and six months ended June 30, 2006 and 2005 was estimated using the following assumptions:

	Three months ended June 30,		Six months ended June 30,
	2006	2005	2006 (1)	2005 (1)
Stock Option Plan:
Risk-free interest rate	5.2%	3.8%	5.2%	3.7%

Expected term	3.9 years	4.0 years	3.9 years	4.0 years
Volatility	54.6%	79.0%	55.6%	80.8%
Estimated forfeitures	8%	0%	8%	0%
Expected dividend	0%	0%	0%	0%
Weighted average fair value	$1.94	$2.90	$1.98	$3.24
Employee Stock Purchase Plan (ESPP):
Risk-free interest rate	4.7%	3.0%	4.7%	3.0%
Expected term	0.5 to 2.0 years	0.5 to 2.0 years	0.5 to 2.0 years	0.5 to 2.0 years
Volatility	54.1%	80.0%	54.1%	77.4%
Estimated forfeitures	8%	0%	8%	0%
Expected dividend	0%	0%	0%	0%
Weighted average fair value	$1.66	$3.00	$1.66	$3.00

(1)	The assumptions for the six month period represent weighted averages.

Tax Effects of Share-Based Payments

On November 10, 2005, the Financial Accounting Standards Board (FASB) issued FASB Staff Position No. SFAS-123R-3 “Transition Election Related to Accounting for Tax Effects of Share-Based Payment Awards” which provides for an alternative transition method to calculate the tax effects of stock-based compensation expense pursuant to SFAS 123R. The alternative transition method includes a simplified approach to establish the beginning balance of the additional paid-in-capital pool related to the tax effects of employee stock-based compensation, and to determine the subsequent impact on the additional paid-in-capital pool and cash flows for the tax effects of employee stock-based compensation awards that are outstanding upon the adoption of SFAS 123R. As of June 30, 2006, the Company was still evaluating which transition method to adopt.

Stock Compensation Expense

The Company recorded the following stock-based compensation expense for the three and six months ended June 30, 2006 (in thousands):

	Three months ended June 30, 2006	Six months ended June 30, 2006
Stock option compensation expense recognized in:
Cost of services	$39	$85
Research and development	73	145
Sales and marketing	144	294
General and administrative	482	772

	738	1,296

ESPP compensation expense recognized in:
Cost of services	21	38
Research and development	40	73
Sales and marketing	44	79
General and administrative	19	37

	124	227

Stock-based compensation expense included in total costs and expenses	$862	$1,523

For the three and the six months ended June 30, 2006, the Company recorded $862,000 and $1.5 million respectively in stock-based compensation expense. For the three and the six months ended June 30, 2006, $48,000 and $238,000 respectively, of the total stock-based compensation expense relates to the acceleration of the stock options awarded to the Company’s former chief executive officer in connection with a transition agreement dated March 12, 2006. Pursuant to the terms of this agreement, provided the former CEO remained an employee of the Company, on the date the Board of Directors appointed a new CEO, all then outstanding and unvested options would immediately vest. A new CEO was appointed on April 6, 2006 and vesting of 115,625 options held by the former CEO were accelerated. This acceleration represents a modification of the original terms of the awards. The cost of this modification was determined to be $238,000, all of which has been recognized by the end of the second quarter of 2006. There was no stock-based compensation expense recognized for the three and six months ended June 30, 2005.

As a result of adopting SFAS 123R, the Company’s loss before income taxes, and net loss for the three months ended June 30, 2006 was $862,000 higher than if it had continued to account for share-based compensation under APB 25. Basic and diluted loss per share for the three months ended June 30, 2006 would have both been $0.02 lower if the Company had not adopted SFAS 123R.

Similarly, the Company’s loss before income taxes, and net loss for the six months ended June 30, 2006 are $1.5 million higher than if it had continued to account for share-based compensation under APB 25. Basic and diluted loss per share for the six months ended June 30, 2006 would have both been $0.04 lower if the Company had not adopted SFAS 123R.

Net cash proceeds from the exercise of stock options were $198,000 and $1.1 million for the three and six months ended June 30, 2006 respectively. No income tax benefit was realized from stock option exercises during the three and six months ended June 30, 2006.

The table below reflects the net loss and loss per share for the three and six months ended June 30, 2006 compared with the pro-forma information for the three and six months ended June 30, 2005 (in thousands):

	For the three months ended June 30,		For the six months ended June 30,
	2006	2005 (2)	2006	2005 (2)
Net income – as reported for the prior period	N/A (1)	$2,132	N/A (1)	$3,365
Stock-based compensation expense relating to:
Stock options	(738)	(2,114)	(1,296)	(4,055)
ESPP stock purchases	(124)	(148)	(227)	(313)
Net loss, including the effect of stock-based compensation expense	$(2,536)	$(130)	$(6,468)	$(1,003)
Basic net income per share – as reported for the prior period	N/A (1)	$0.05	N/A (1)	$0.08
Basic net loss per share – including the effect of stock-based compensation	$(0.06)	$0.00	$(0.15)	$(0.02)
Diluted net income per share – as reported for the prior period	N/A (1)	$0.05	N/A (1)	$0.08
Diluted net loss per share – including the effect of stock-based compensation	$(0.06)	$0.00	$(0.15)	$(0.02)

(1)	Net income and net income per share prior to January 1, 2006 did not include stock-based compensation expense for stock options and employee stock purchases under SFAS 123 because the Company had not adopted the recognition provisions of SFAS 123.
(2)	Stock-based compensation expense, net income(loss) and net income(loss) per share prior to January 1, 2006 is calculated based on the pro-forma application of SFAS 123.

Prior to the adoption of SFAS 123R, our Board of Directors approved the acceleration of vesting of certain unvested and out-of-money stock options with exercise prices equal or greater than $5.00 per share previously awarded to employees, including executive officers, under our equity compensation plans. The acceleration of vesting was effective for stock options outstanding as of December 21, 2005. Options to purchase approximately 3.0 million shares of common stock or 32% of our outstanding unvested stock options were subject to this acceleration. The weighted average price of the options that were accelerated was $7.02. The options accelerated excluded options previously granted to Board of Directors, employees who had terminations pending, and foreign employees who opted out of the acceleration for tax reasons. For all officers and vice-presidents (non-officers) the acceleration was accompanied by restrictions imposed on any shares that may in the future be purchased through the exercise of accelerated stock options. Those restrictions prevent the sale of any such shares prior to the date such shares would have originally vested had the optionee been employed on such date (whether or not the optionee is actually an employee at that time). The purpose of the acceleration was to enable us to avoid recognizing compensation expense associated with these options in our Consolidated Statements of Operations upon the adoption of SFAS 123R on January 1, 2006. The acceleration of the vesting of these stock options resulted in approximate total savings of $12.0 million of future compensation expense that would have impacted expenses through the third quarter of 2009.

Stock Option Activity

The following table represents stock option activity for the six months ended June 30, 2006:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value (in ‘000’s)
Outstanding options at the beginning of the period	9,606,657	$6.304
Granted	2,436,600	4.140
Exercised	(70,687)	2.803
Forfeited	(691,170)	8.380

Outstanding options at the end of the period	11,281,400	$5.731	6.85	$2,567,547

Options vested and expected to vest	11,217,695	$5.740	6.85	$2,566,900

Outstanding exercisable at the end of the period	7,653,590	$6.463	6.85	$2,424,098

The aggregate intrinsic value in the table above represents the total pre-tax intrinsic value that would have been received by the option holders had they all exercised their options on June 30, 2006. This amount will change based on the fair market value of the Company’s stock. During the three and six months ended June 30, 2006, the aggregate intrinsic value of options exercised under the Company’s stock options plans was $95,000 and $391,000, respectively. Total fair value of options vested during the three and six months ended June 30, 2006 was $943,000 and $1.4 million, respectively.

At June 30, 2006, there was $7.7 million of unrecognized compensation cost related to existing options outstanding as of June 30, 2006 which is expected to be recognized over a weighted average period of 3.3 years.

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

The following table sets forth the computation of basic and diluted net income per share (in thousands, except per share data):

	Three months ended June 30,		Six months ended June 30,
	2006	2005	2006	2005
Net income (loss)	$(2,536)	$2,132	$(6,468)	$3,365
Basic:
Weighted-average shares of common stock outstanding	44,009	42,904	43,922	42,871

Shares used in computing basic net income per share	44,009	42,904	43,922	42,871

Basic net income (loss) per share	$(0.06)	$0.05	$(0.15)	$0.08

Diluted:
Weighted-average shares of common stock outstanding	44,009	42,904	43,922	42,871
Add: Common equivalent shares outstanding	—	1,567	—	1,784

Shares used in computing diluted net income per share	44,009	44,471	43,922	44,655

Diluted net income (loss) per share:	$(0.06)	$0.05	$(0.15)	$0.08

Warranties and Indemnifications

SupportSoft generally provides a warranty for its software products and services to its customers and accounts for its warranties under the FASB’s Statement of Financial Accounting Standards No. 5, “Accounting for Contingencies” (“FAS No. 5”). Our standard warranty period is 90 days, but warranty periods can sometimes be longer and vary from customer to customer. In the event there is a failure of the product in breach of such warranties, SupportSoft generally is obligated to correct the product or service to conform to the warranty provision or, if SupportSoft is unable to do so, the customer is entitled to seek a refund of the purchase price of the product or service. SupportSoft did not provide for a warranty accrual as of June 30, 2006 or December 31, 2005. To date, SupportSoft’s product warranty expense has not been significant.

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

The following are the components of comprehensive income (loss) (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2006	2005	2006	2005
Net income (loss)	$(2,536)	$2,132	$(6,468)	$3,365
Net unrealized gain (loss) on available-for-sale securities	(3)	67	16	96
Foreign currency translation loss	(138)	(314)	(165)	(443)

Comprehensive income (loss)	$(2,677)	$1,885	$(6,617)	$3,018

The components of accumulated other comprehensive income (loss) relate entirely to translation adjustment gains and losses and unrealized gains and losses on available-for-sale securities and are $(693,000) and $(101,000) at June 30, 2006, respectively.

(3) Income Taxes

We recorded income tax provisions of $94,000 and $260,000 for the three and six months ended June 30, 2006, respectively. For the three and six months ended June 30, 2005, we recorded a provision for income taxes of approximately $103,000 and $185,000, respectively. The lower income tax provision for the three months ended June 30, 2006 as compared to the same period in 2005 primarily reflects lower foreign withholding taxes paid during the period in 2006 as compared to 2005.

As of June 30, 2006, our deferred tax assets are fully offset by a valuation allowance. The Financial Accounting Standards Board’s Statement of Financial Accounting Standards No. 109 “Accounting for Income Taxes,” provides for the recognition of deferred tax assets if realization of such assets is more likely than not. Based upon the weight of available evidence, which includes SupportSoft’s historical operating performance, reported cumulative net losses since inception and difficulty in accurately forecasting our future results, the Company provided a full valuation allowance against its net deferred tax assets. We reassess the need for our valuation allowance on a quarterly basis. If it is later determined that a portion of the valuation allowance should be reversed it will be a benefit to the income tax provision.

(4) Contingencies

Legal Matters

Between December 9, 2004 and January 21, 2005, several purported securities class action suits were filed in the United States District Court for the Northern District of California against the Company, our CEO, Radha R. Basu, and our former CFO, Brian M. Beattie. These actions were consolidated on March 22, 2005 as In re SupportSoft, Inc. Securities Litigation, Civil Action No.: c 04-5222 SI. The consolidated complaint generally alleges violations of certain federal securities laws and seeks unspecified damages on behalf of a class of purchasers of our common stock between January 20, 2004 and October 1, 2004. Plaintiffs allege, among other things, that defendants made false and misleading statements concerning our business and guidance for the third quarter 2004, purportedly violating Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 and Rule 10b-5 promulgated thereunder. On July 15, 2005, the Court granted our motion to dismiss the Complaint with leave to amend the Complaint. The plaintiffs subsequently filed a Corrected Amended Complaint on August 19, 2005. On November 21, 2005, the Court denied our motion to dismiss the Corrected Amended Complaint. Defendants filed their Answer to the Complaint on December 14, 2005 and the case is currently in discovery. On May 31, 2006, the action was certified to proceed as a class action on behalf of all persons and entities who purchased or otherwise acquired the securities of the Company from January 29, 2004 to October 1, 2004 and who were allegedly damaged thereby. Defendants intend to vigorously defend themselves against the consolidated lawsuit. While we cannot predict with certainty the outcome of the litigation, we believe that we have meritorious defenses to such claims.

On December 19, 2005, a purported derivative shareholder complaint was filed in the Superior Court of the State of California for the County of San Mateo captioned White v. Vase et al. , No. Civ. 451677. This complaint pursues claims – derivatively and on behalf of the Company as a nominal defendant – against certain of the Company’s directors and former directors: Radha R. Basu, Manuel Diaz, Kevin C. Eichler, Edward S. Russell and James Thanos. The derivative complaint alleges, among other things, that the director-defendants harmed the Company by making or permitting the Company to make false and misleading statements between January 20, 2004 and October 1, 2004 concerning the Company’s business and guidance for the third quarter 2004 and by purportedly exposing the Company to liability for securities fraud in violation of their fiduciary duties. On May 1, 2006, the Court granted Defendants’ demurrer to the initial Complaint on demand futility grounds and granted Defendants’ motion to stay discovery. Plaintiff filed a First Amended Complaint on July 10, 2006. Defendants intend to file a demurrer to the First Amended Complaint.

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

In the three and six months ended June 30, 2006, there were no additional restructuring charges, only cash payments against the obligations at December 31, 2005, bringing the obligations to zero at June 30, 2006 as summarized in the following table (in thousands):

	Severance (1)	Facilities (2)	Total
Restructuring costs	$456	$189	$645
Cash payments	(346)	(34)	(380)

Restructuring obligations, December 31, 2005	$110	$155	$265
Cash payments	(110)	(102)	(212)

Restructuring obligations, March 31, 2006	$—	$53	$53
Cash payments	—	(53)	(53)

Restructuring obligations, June 30, 2006	$—	$—	$—

(1)	Severance costs include those expenses related to severance pay and related employee benefit obligations.
(2)	Facilities costs include obligations under non-cancelable leases for facilities that we will no longer occupy, as well as penalties associated with early terminations of leases and disposal of fixed assets. The related leases are short term in nature expiring in less than one year. No sublease income has been included.

(6) Subsequent Events

In the second quarter of 2006 SupportSoft conducted an evaluation of its business operations and market opportunities. Following this evaluation, in July 2006, the Company announced a plan to (1) strengthen its current business through more efficient deployment and management of resources and (2) to extend its business by providing consumer technology support services. To balance planned personnel additions, the Company has reduced its workforce by approximately 10%. Currently, the Company expects to incur approximately $600,000 in costs associated with the restructuring, however, the ultimate costs associated with the restructuring have not yet been determined, and will vary depending on the locations and individuals involved.

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

Overview

Since our inception in 1997, we have developed, marketed and distributed software designed to facilitate the identification, diagnosis and resolution of technology-related problems. Our software solutions have been utilized by:

•	Digital service providers, to provide automated installation, verification and support of the broadband services they provide to their subscribers; and

•	Corporate enterprises, either directly or as part of an outsourced solution from managed service providers, to automate the management of computing endpoints and to provide service and support automation to customers, partners and employees.

Our revenue to date has consisted of software license fees and fees for maintenance, consulting and training services. We have licensed our software to customers predominately on a perpetual basis in which we recognize the license revenue upfront, assuming all criteria for revenue recognition under the applicable accounting rules have been met. Maintenance fees relating to perpetual software licenses result in ratable revenue over the length of the maintenance term, which is generally one year. Consulting and training revenues are generally recognized as the services are performed or in accordance with predefined project milestones.

Our total revenue increased in the second quarter of 2006 by $2.5 million, or approximately 31%, over the first quarter of 2006. License revenue in the second quarter of 2006 increased $1.4 million, or approximately 70%, over the prior quarter. Services revenue increased $1.1 million, or approximately 18%, in the second quarter of 2006 from the prior quarter. Despite the sequential increase in our license and services revenues in the second quarter of 2006 relative to the first quarter of 2006, our total revenue this year has decreased when compared with the three and six month periods in 2005. For example, total revenue for the three and six months ended June 30, 2006 decreased $6.2 million and $14.1 million, or approximately 37% and 43%, from the same periods in 2005. In addition, our diluted earnings per share for the three and six months ended June 30, 2006 were $(0.06) and $(0.15) compared to $0.05 and $0.08 for the three and six months ended June 30, 2005, including the impact of stock compensation expense in 2006.

In April of 2006, we named Joshua Pickus as President and Chief Executive Officer of SupportSoft. Mr. Pickus conducted an evaluation of our business operations and market opportunities which concluded in July 2006. Following this evaluation, we announced a plan to (1) strengthen our current business through more effective deployment and management of resources, and (2) extend our business by providing consumer technology support services. In addition to continuing to offer our software to service providers and enterprises, we plan to offer technology support services to consumers through call-center based experts using our technology. We believe the market for consumer technology support services is large and rapidly growing. We also believe we are well positioned to participate in this market because of our support automation technology, our expertise in addressing technology support problems and our customer relationships. We expect any revenues for this business to be derived from fees paid by consumers utilizing our technology support services. We plan to reach consumers primarily through service providers, hardware manufacturers, independent software vendors, portals and other channel partners who will refer consumers to us and receive a referral fee or revenue share from us. We also plan to acquire customers directly through our support.com website. To balance planned personnel additions, we reduced our workforce by approximately 10%. Currently, we expect to incur approximately $600,000 in costs associated with the restructuring, however, the ultimate costs associated with the restructuring have not yet been determined, and will vary depending on the locations and individuals involved.

Although we intend to leverage many of our existing resources, we anticipate making significant additional investments in support of this business initiative including investments in establishment of our expert call center and additional personnel. We expect that theses additional investments will precede any revenue from our new business initiative. See risk factor relating to our new business initiative under Item 1A, “Risk Factors.”

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

Business Combinations

When we acquire businesses, we allocate the purchase price to the fair value of tangible assets and liabilities acquired and identifiable intangible assets. Any residual purchase price is recorded as goodwill. We engage independent third-party appraisal firms to assist in determining the fair values of assets acquired and liabilities assumed. Such a valuation requires management to make significant estimates, especially with respect to intangible assets. These estimates are based on historical experience and information obtained from the management of the acquired companies. These estimates can include, but are not limited to, the cash flows than an asset is expected to generate in the future, the appropriate weighted average cost of capital, and the cost savings expected to be derived from acquiring an asset. These estimates are inherently uncertain and unpredictable. In addition, unanticipated events and circumstances may occur which may affect the accuracy or validity of such estimates.

At June 30, 2006, goodwill was $9.8 million, and net identifiable intangible assets were $3.5 million. We assess the impairment of goodwill annually or more often if events or changes in circumstances indicate that the carrying value may not be recoverable. We assess the impairment of acquired product rights and other identifiable intangible assets whenever events or changes in circumstances indicate that its carrying amount may not be recoverable. An impairment loss would be recognized when the sum of the undiscounted future net cash flows expected to result from the use of the asset and its eventual disposition is less than its carrying amount. Such impairment loss would be measured as the difference between the carrying amount of the asset and its fair value. The estimate of cash flow is based upon, among other things, certain assumptions about expected future operating performance and an appropriate discount rate determined by our management. Our estimates of discounted cash flows may differ from actual cash flows due to, among other things, economic conditions, changes to the business model or changes in operating performance. If we made different estimates, material differences may result in write-downs of net long-lived and intangible assets, which would be reflected by charges to our operating results for any period presented. At September 30, 2005, management concluded its annual evaluation for impairment of goodwill and no impairment was recognized. Since then, there have not been any events or changes in circumstances to indicate that the carrying value may not be recoverable. We will test for impairment during the third quarter of each year, or earlier if indicators of impairment exist.

Stock-based compensation

We account for stock-based compensation in accordance with the provisions of SFAS 123R. We adopted SFAS 123R using the modified prospective transition method which requires the application of the accounting standard starting from January 1, 2006. Under the fair value recognition provisions of SFAS 123R, stock-based compensation cost is estimated at the grant date based on the fair value of the award and is recognized as expense ratably over the requisite service period of the award. We estimate the fair value of stock-based awards on the grant date generally using the Black-Scholes-Merton option-pricing model. Determining the appropriate fair value model and calculating the fair value of stock-based awards requires judgment, including estimating stock price volatility, forfeiture rates and expected life. If any of these assumptions used in the option-pricing models change significantly, stock-based compensation may differ materially in the future from that recorded in the current period.

RESULTS OF OPERATIONS

The following table sets forth the results of operations for the three and six months ended June 30, 2006 and 2005 expressed as a percentage of total revenue.

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
Revenue:
License fees	32%	55%	29%	55%
Services	68	45	71	45

Net revenue	100	100	100	100

Costs and expenses:
Cost of license fees	1	1	1	1
Cost of services	31	22	34	22
Amortization of intangible assets	3	2	3	1
Research and development	22	17	26	18
Sales and marketing	54	37	58	39
General and administrative	26	12	26	13

Total costs and expenses	137	91	148	94

Income (loss) from operations	(37)	9	(48)	6
Interest and other income, net	14	4	15	5

Income (loss) before income taxes	(23)	13	(33)	11
Income tax provision	(1)	(1)	(1)	(1)

Net income (loss)	(24)%	12%	(34)%	10%

Three and Six Months Ended June 30, 2006

Revenue

License fees. License fees decreased to $3.5 million for the three months ended June 30, 2006 from $9.3 million for the three months ended June 30, 2005 and to $5.5 million for the six months ended June 30, 2006 from $18.3 million for the six months ended June 30, 2005. The decrease reflected consummation of fewer large license transactions in addition to a lower number of total license transactions.

Almost all of our recent customer contracts have been for perpetual licenses, which generally result in immediate license revenue. The percentage of total revenue from ratable license revenue, therefore, has been decreasing. Additionally, most new license arrangements in the first half of 2006 have resulted in, and in the future will most likely result in immediate rather than ratable license revenue. As a result, failure to enter into significant new perpetual licenses in any particular period, as we experienced in the first half of 2006, could cause our license revenue to decline substantially. We currently expect that any revenues from our planned consumer technology support services initiative would consist of service fees from a large number of transactions rather than the large software licenses upon which we have depended in the past.

Services revenue. Services revenue decreased to $7.3 million for the three months ended June 30, 2006 from $7.7 million for the three months ended June 30, 2005 and to $13.5 million for the six months ended June 30, 2006 from $14.8 million for the six months ended June 30, 2005. Services revenue decreased primarily due to lower consulting revenue of $673,000 and $2.1 million for the three and six month periods in 2006 as compared with the same periods in 2005 as a result of a lower level of implementation services primarily for our service provider customers in North America. This decrease in consulting revenues was partially offset by increases in maintenance revenue of $271,000 and $806,000 in the three and six month periods in 2006 as compared with the same periods in 2005 arising from a larger number of customers on maintenance contracts.

Revenue from customers outside the United States accounted for approximately 27% and 24% of our total revenue for the three and six month periods ended June 30, 2006, compared with 16% and 23% for the three and six month periods ended June 30, 2005. Most of our international revenue has come from customers in Europe.

Cost of license fees

Cost of license fees consists primarily of costs related to third-party royalty fees under license arrangements for technology embedded in or resold with our products. Cost of license fees decreased to $109,000 in the three months ended June 30, 2006 from $127,000 in the three months ended June 30, 2005. Cost of license fees for the six months ended June 30, 2006 decreased to $214,000 from $317,000 for the same period in 2005. These decreases primarily resulted from the sale of less third-party software in the three and six months ended June 30, 2006 compared with the same periods in the prior year.

Cost of services

Cost of services consists primarily of compensation costs, travel costs, related overhead expenses for professional services personnel and payments made to third parties for subcontracted consulting services. Cost of services decreased to $3.3 million for the three months ended June 30, 2006 from $3.8 million for the three months ended June 30, 2005. Cost of services for the six months ended June 30, 2006 decreased to $6.5 million from $7.1 million for the same period in 2005. These decreases were primarily due to decreases in salary and related expenses, and decreases in the use of third party consultants.

Included in the cost of services for the three and six months ended June 30, 2006 was $60,000 and $123,000 of stock-based compensation expense. There were no comparable expenses in the same periods last year, because we adopted the provisions of 123R effective January 1, 2006.

Operating Expenses

Research and development. Research and development costs are expensed as incurred. Research and development expense consists primarily of compensation costs, consulting expenses and related overhead costs for research and development personnel. Research and development expense decreased to $2.3 million for the three months ended June 30, 2006 from $2.9 million for the three months ended June 30, 2005. Research and development expense decreased to $4.9 million for the six months ended June 30, 2006 from $5.8 million for the same period in 2005.

These decreases were primarily due to decreases in salary and related expenses as a result of our restructuring in October 2005 and decreases in third-party consulting costs. Included in research and development expense for the three and six months ended June 30, 2006 was $113,000 and $218,000 of stock-based compensation expense. There were no comparable expenses in the same periods last year, because we adopted the provisions of 123R effective January 1, 2006.

Sales and marketing. Sales and marketing expense consists primarily of compensation costs, including salaries, sales commissions and related overhead costs for sales and marketing personnel and promotional expenses, including public relations, advertising and trade shows. Sales and marketing expense decreased to $5.8 million for the three months ended June 30, 2006 from $6.2 million for the three months ended June 30, 2005. Sales and marketing expense decreased to $11.0 million for the six months ended June 30, 2006 from $13.1 million for the same period in 2005. The decrease was primarily due to lower variable compensation expenses, such as sales commissions, a decrease in salary and related expenses as a result of our restructuring in October 2005, and lower expenses for events and tradeshows. Included in sales and marketing expenses for the three and six months ended June 30, 2006 was $188,000 and $373,000 of stock-based compensation expense. There were no comparable expenses in the same periods last year, because we adopted the provisions of 123R effective January 1, 2006.

General and administrative. General and administrative expense consists primarily of compensation costs and related overhead costs for administrative personnel and professional fees for legal, accounting and other professional services. General and administrative expense increased to $2.9 million for the three months ended June 30, 2006 from $2.1 million for the three months ended June 30, 2005. General and administrative expense increased to $5.0 million for the six months ended June 30, 2006 from $4.3 million for the same period in 2005. This increase was primarily due to increases in salary expense due to executive transition and third-party consulting fees. Also included in general and administrative expenses for the three and six months ended June 30, 2006 is $501,000 and $809,000 of stock-based compensation expense. There were no comparable expenses in the same periods last year, because we adopted the provisions of 123R effective January 1, 2006.

Stock-based compensation. On January 1, 2006, we adopted Statement of Financial Accounting Standards No. 123 (revised 2004), “Share-Based Payment,” (SFAS 123R) which requires the measurement and recognition of compensation expense for all share-based payment awards made to employees and directors including employee stock options and employee stock purchases based on estimated fair values. Prior to January 1, 2006, we accounted for share-based payments to employees using the intrinsic value method under APB Opinion No. 25, as permitted by SFAS 123, and, as such, generally recognized no compensation cost for employee stock options or employees stock purchases in our financial statements.

We elected the modified prospective transition method for adopting SFAS 123R which requires the application of the accounting standard as of January 1, 2006, the first day of our 2006 fiscal year. Under this transition method, compensation cost recognized in the three and six months ended June 30, 2006, includes the applicable amounts of: (a) compensation cost for all stock-based payments granted prior to, but not yet vested as of, December 31, 2005 based on the grant-date fair value estimated in accordance with the original provisions of SFAS 123 and previously presented in the pro-forma footnote disclosures, and (b) compensation cost of all stock-based payments granted subsequent to January 1, 2006 based on the grant-date fair value estimated in accordance with the new provisions of SFAS 123R. Prior periods have not been re-stated to reflect the impact of SFAS 123R.

For the three and the six months ended June 30, 2006, we recorded $862,000 and $1.5 million respectively in stock-based compensation expense. Of those amounts, $48,000 and $238,000 for the three and the six months ended June 30, 2006 respectively, relates to the acceleration of the stock options awarded to the former Chief Executive Officer in connection with a transition agreement dated March 12, 2006. Pursuant to the terms of this agreement, provided the former Chief Executive Officer remained an employee, on the date the Board of Directors appointed a new Chief Executive Officer, all then outstanding and unvested options would immediately vest. A new Chief Executive Officer was appointed on April 6, 2006 and vesting of 115,625 shares were accelerated. This acceleration represents a modification of the original terms of the awards. The cost of this modification was determined to be $238,000, all of which has been recognized by the end of the second quarter of 2006.

Prior to the adoption of SFAS 123R, our Board of Directors approved the acceleration of vesting of certain unvested and out-of-money stock options with exercise prices equal to or greater than $5.00 per share previously awarded to employees, including our executive officers and directors, under our equity compensation plans. The acceleration of vesting was effective for stock options outstanding as of December 21, 2005. Options to purchase approximately 3.0 million shares of common stock or 32% of our outstanding unvested stock options were subject to this acceleration. The weighted average price of the options that were accelerated was $7.02. The acceleration of the vesting of these stock options will result in approximate total savings of $12.0 million of future compensation expense that would have impacted expenses through the third quarter of 2009. The options accelerated excluded options previously granted to Board of Directors, employees who have notified or been notified of terminations, and foreign employees who opted out of the acceleration for tax reasons. For all officers and vice-presidents (non-officers) the acceleration was accompanied by restrictions imposed on any shares that may in the future be purchased through the exercise of accelerated stock options. Those restrictions prevent the sale of any such shares prior to the date such shares would have originally vested had the optionee been employed on such date (whether or not the optionee is actually an employee at that time). The purpose of the acceleration was to enable us to avoid recognizing compensation expense associated with these options in our Consolidated Statements of Operations upon the adoption of SFAS 123R on January 1, 2006.

At June 30, 2006, there was $7.7 million of unrecognized compensation expense cost related to existing options outstanding as of June 30, 2006 which is expected to be recognized over a weighted average period of 3.3 years.

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

Interest income and other, net. Interest income and other, net increased to $1.6 million for the three months ended June 30, 2006 from $683,000 for the three months ended June 30, 2005. Interest income and other, net increased to $2.9 million for the six months ended June 30, 2006 from $1.6 million for the same period in 2005. These increases were primarily due to an increase in interest income due to higher interest rates earned on our marketable securities partially offset by a decrease in other income as a result of a settlement payment received from a customer in 2005.

Provision for income taxes. The income tax provision decreased slightly to $94,000 for the three months ended June 30, 2006 from $103,000 for the three months ended June 30, 2005. The income tax provision increased to $260,000 for the six months ended June 30, 2006 from $185,000 for the same period in 2005. This increase was primarily due to foreign withholding taxes.

Each quarter, we evaluate the realizability of our deferred tax assets. At June 30, 2006, we had recorded a full valuation allowance against our deferred tax assets based on the realization criteria outlined in the applicable accounting literature. Amongst other important factors, we have considered and will continue to consider our history of earnings and our ability to generate pre-tax income in the future. Giving appropriate consideration to all the relevant factors and assuming we perform as we expect in the future, we believe the release of a portion of our valuation allowance will be appropriate at some point in the future. This would result in an income tax benefit within the statement of operations in the period of adjustment.

LIQUIDITY AND CAPITAL RESOURCES

Since our incorporation in December 1997, we have financed our operations primarily through our initial public offering, follow-on public offering, cash flows from operations and, to a lesser extent, from the private placement of our preferred and common stock, bank borrowings and capital equipment lease financing. In November 2003, we completed our follow-on public offering from which we received net proceeds of approximately $77.7 million. Based on our current financial plan, we expect to use cash of $6 million and $9 million in our operating and investing activities in the second half of 2006. There are many variables that impact our financial plan including the levels of revenue, costs and expenses, and new capital investments. Actual cash usage could differ from these projections.

Operating Activities

Net cash provided by operating activities was $889,000 and $349,000 for the six months ended June 30, 2006 and 2005, respectively. Net cash provided by operating activities for the six months ended June 30, 2006 was primarily due to cash collections during the period, which contributed to a reduction in accounts receivable of $10.8 million. The reduction in accounts receivable was offset by a net loss of $6.5 million, adjusted for amounts which did not require the use of cash of $2.6 million. These non-cash items include depreciation, amortization and stock-based compensation expense. Net cash provided by operating activities for the six months ended June 30, 2005 was primarily the result of net income of $3.4 million for the period and a decrease in prepaids and other current assets of $1.3 million, partially offset by a decrease in deferred revenue of $4.4 million.

Investing Activities

Net cash provided by/(used in) in investing activities was ($1.3) million and $12.8 million for the six months ended June 30, 2006 and 2005, respectively. Net cash used in investing activities for the six months ended June 30, 2006, was due to the purchases of property and equipment of $(305,000) and by the net purchases in marketable securities of $(963,000). Net cash provided by investing activities for the six months ended June 30, 2005, was due primarily to the sale and maturity of $52.3 million of short term investments, offset by purchases of $(38.7) million in short term investments and the purchase of property and equipment of $(824,000).

Financing Activities

Net cash generated by financing activities was $1.3 million for the six months ended June 30, 2006 and $342,000 for the six months ended June 30, 2005. Net cash provided by financing activities was attributable to net proceeds from the purchase of common stock under the employee stock purchase plan and the exercise of employee stock options.

Working Capital and Capital Expenditure Requirements

At June 30, 2006, we had stockholders’ equity of $130.6 million and working capital of $117.3 million. Included as a reduction to working capital is deferred revenue of $9.7 million, which will not require dollar-for-dollar of cash to settle, but will be recognized as revenue in the future. We believe that our existing cash balances will be sufficient to meet our working capital requirements and stock repurchase program, as well as our planned capital expenditures for at least the next 12 months.

A sustained period of losses, such as the loss we incurred in the first half of 2006, would likely result in an increased net usage of cash to fund our operating activities. Also, if we require additional capital resources to grow our business internally or to acquire complementary technologies and businesses at any time in the future, we may seek to sell additional equity or debt securities. The sale of additional equity or debt securities could result in more dilution to our stockholders. Financing arrangements may not be available to us, or may not be available in amounts or on terms acceptable to us.

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

As of June 30, 2006, we held $24.3 million in cash and cash equivalents consisting of highly liquid investments having original maturity dates of no more than 90 days. Declines of interest rates over time would reduce our interest income from our highly liquid marketable securities. Based upon our balance of cash and cash equivalents, a decrease in interest rates of 100 basis points would cause a corresponding decrease in our annual interest income of approximately $243,000. Due to the nature of our highly liquid cash equivalents, a change in interest rates would not materially change the fair market value of our cash and cash equivalents.

As of June 30, 2006, we held $98.1 million in marketable securities, which consisted primarily of corporate bonds, government debt securities maturing in less than eighteen months and market auction securities resetting in less than forty-five days. The weighted average interest rate of our portfolio was approximately 5.12% at June 30, 2006. A decline in interest rates over time would reduce our interest income from our marketable securities. A decrease in interest rates of 100 basis points would cause a corresponding decrease in our annual interest income of approximately $981,000. Due to the nature of our highly liquid cash equivalents, a change in interest rates would not materially change the fair market value of our marketable securities.

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

There were no changes in our internal control over financial reporting during the quarter ended June 30, 2006 that have materially affected, or are reasonably likely to materially affect our internal control over financial reporting.

PAR T II: OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

Except as noted below, there are no material changes in the status of our legal proceedings from those described in our Annual Report on Form 10-K for the year ended December 31, 2005, as updated in our Quarterly Report on Form 10-Q for the quarter ended March 31, 2006.

In re SupportSoft, Inc. Securities Litigation is a consolidated complaint filed in the United Stated District Court of the Northern District of California against the Company, our former CEO and former CFO. The complaint generally alleges violations of certain federal securities law and seeks unspecified damages. On May 31, 2006, this action was certified to proceed as a class action on behalf of all persons and entities who purchased or otherwise acquired the securities of the Company from January 29, 2004 to October 1, 2004 and who were allegedly damaged thereby.

White v. Vase et al. is a derivative shareholder complaint filed in the Superior Court of the State of California for the County of San Mateo. This complaint was filed on behalf of the Company as a nominal defendant against certain of our directors and former directors and alleges that the director defendants harmed the Company by making or permitting the Company to make false and misleading statements between January 20, 2004 and October 1, 2004. On May 1, 2006, the court granted Defendants’ demurrer to its initial complaint on demand futility grounds and granted Defendants’ motion to stay discovery. The plaintiff filed a First Amended Complaint on July 10, 2006.

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

Several factors that have contributed or may in the future contribute to fluctuations in our operating results include:

•	demand for our software;

•	size and timing of customer orders and our ability to receive payment and recognize revenue in a given quarter;

•	our reliance on a small number of customers for a substantial portion of our revenue;

•	the price and mix of products and services we or our competitors offer;

•	our ability to attract and retain customers;

•	the amount and timing of operating costs and capital expenditures relating to expansion of our business, infrastructure and marketing activities;

•	the exercise of judgment by our management in making accounting decisions in accordance with our accounting policies, such as when to recognize certain tax assets and the impairment of goodwill or identifiable intangible assets; and

•	general economic conditions and their effect on our operations.

In prior years, we licensed a significant portion of our software on a term basis in which revenue was recognized ratably over the length of the agreement with the customer. Recently, however, we typically license our software on a perpetual basis in which we recognize the license revenue upfront, assuming all criteria for revenue recognition have been met. As we shifted to a perpetual licensing model, we have received less ratable revenue and have therefore become dependent on a few customer contracts with upfront license revenue for a substantial portion of our revenue in any one quarter. In addition, a significant portion of our total revenue each quarter comes from a number of orders received in the last month of a quarter. In previous quarters, we failed to close expected perpetual licenses with upfront revenue. If we continue to fail to close orders expected to be completed by the end of a quarter, particularly if these orders are for perpetual licenses with upfront revenue, or if there is any cancellation of or delay in the closing of orders, particularly any large customer orders, our quarterly results would suffer.

Because a small number of customers have historically accounted for and may in future periods account for substantial portions of our revenue, our revenue could decline because of delays or losses of specific customer orders.

A small number of customers have historically accounted for, and may in future periods account for, substantial portions of our revenue. For the quarter ended June 30, 2006, one customer accounted for 10% or more of our total revenue and for the quarter ended December 31, 2005, two customers accounted for 20% and 15% of our total revenue for the quarter. Our consumer technology support services initiative, if successful, would reduce our dependence on large transactions, from a small number of customers. However, in the near term we are likely to continue to derive a significant portion of our revenue from large transactions. Therefore our revenue could decline because of the loss or delay of a single customer order. Additionally, we may not obtain new customers. The failure to obtain significant new customers, particularly customers that purchase perpetual licenses with upfront payments, the loss or delay of significant customer orders and the failure of existing customers to pay ongoing fees when due would harm our operating results.

Our recently announced new business initiative will increase operating expenses without any assurance of yielding increased revenue.

In April of 2006, we named Joshua Pickus as President and Chief Executive Officer of SupportSoft. Mr. Pickus conducted an evaluation of our business operations and market opportunities which concluded in July 2006. Following this evaluation, we announced a plan to (1)strengthen our current business through more effective deployment and management of resources, and (2)extend our business by providing consumer technology support services in an effort to achieve sustained long term revenue growth. In addition to continuing to offer our software to technology service providers and enterprises, we plan to offer technology support services to consumers through call-center based experts using our technology. Although we believe this new business initiative is complementary to our core business, there can be no assurance that we will be able to offer these new services in a cost-effective or timely manner. We have limited experience in servicing consumers directly and we expect to spend significant cash and incur increased operating expenses to restructure SupportSoft to align with this new initiative, to obtain the human capital necessary to support this initiative, and to promote our brand directly to consumers. There can be no assurance that these investments will yield increased revenues to offset the expenses. Furthermore, this new business initiative, if not favorably received by consumers, could damage the reputation of our core business as well as strain our management, financial and operational resources necessary to maintain the core business. The lack of market acceptance of such efforts or our inability to generate satisfactory revenues from such expanded services to offset their cost could have a material adverse effect on our business, prospects, financial condition and results of operations.

The loss of key personnel and the integration of new management may affect our ability to achieve our business goals.

Our success depends on the skills, experience and performance of our senior management, engineering, sales, marketing and other key personnel. The loss of the services of any of our senior management or other key personnel could harm our business and our ability to achieve our business goals. To date in 2006, Radha R. Basu, our former President and Chief Executive Officer, John Van Siclen, our former Senior Vice President of Worldwide Field Operations, and Brian Beattie, our former Chief Financial Officer, resigned. We have also recently implemented reductions in our workforce in connection with the realignment of the Company towards our new business initiative. Reductions in our workforce as well as changes in senior management could make it difficult to motivate and retain remaining key employees or attract new employees, and provide distractions affecting our ability to manage our business.

In the second quarter of 2006, Joshua Pickus was appointed as our new President and Chief Executive Officer and Michael Sayer was appointed as our new Senior Vice President of Sales. The efforts in integrating new management may divert attention from other business concerns and disrupt our ongoing business, especially in the short term. Our success will depend to a significant extent on the ability of these executives to function effectively in their new roles and our ability to retain the services of these new executives. If these executives do not function effectively or if we lose the services of one or more of our executives or key employees, our business could be harmed.

We were not profitable for the first or second quarter of 2006 and are likely to continue to sustain a loss.

Although we have been profitable on an annual basis since 2003, we were not profitable for the first or second quarter of 2006. Our expenditures could continue to exceed our revenue in future periods, thus preventing us from achieving or maintaining profitability on a quarterly or annual basis. To achieve and maintain profitability, we will need to generate and sustain substantially higher revenue while maintaining reasonable cost and expense levels. If we fail to achieve profitability, the market price of our common stock will likely decline. We may not achieve profitability if our revenue does not increase or if revenue increases more slowly than we expect. In addition, our operating expenses are largely fixed in any given quarter and any shortfall in anticipated revenue in any quarter could harm our results for such period. Finally, a sustained period of losses would also likely result in an increased net usage of cash to fund our operating activities.

Although we intend to leverage many of our existing resources, we anticipate making significant additional investments in support of our consumer technology support services initiative including investments in establishment of our expert call center and additional personnel. We expect that theses additional investments will precede any revenue from our new business initiative. See risk factor relating to our new business initiative under Item 1A, “Risk Factors.”

Our inability to meet future financial performance targets that we announce or that are published by research analysts could cause the price of our common stock to decline.

From time to time, we provide guidance related to our future financial performance. In addition, financial analysts publish their own expectations of our future financial performance. Because our quarterly revenue and our operating results fluctuate, future financial performance is difficult to predict. In the past, we have failed to meet our guidance. Future negative adjustments of our guidance or the failure to meet our guidance or those expectations of research analysts could likely cause the market price of our common stock to decline.

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

If we fail to develop enhanced versions of our software in a timely manner or to provide products and services that achieve rapid and broad market acceptance, we may not maintain or expand our market share. We may fail to identify new product and service opportunities for our current market or new markets that we enter into in the future. In addition, our existing products may become obsolete if we fail to introduce new products or product enhancements that meet new customer demands, support new standards or integrate with new or upgraded versions of packaged applications. We have limited control over factors that affect market acceptance of our product and services, including:

•	the willingness of companies to transition to automated solutions; and

•	acceptance of competitors’ solutions or other similar technologies.

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

If the growth of demand for digital services by subscribers of digital services providers does not continue or if demand by digital service providers for our software does not continue, our ability to increase our revenue could suffer.

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

Even if the demand and deployment of digital services grows, we may not be able to grow our revenue because our products for new digital services are relatively new and unproven and have not generated significant revenue to date.

We are becoming increasingly more dependent upon our international operations and if our revenue from this effort does not exceed the expense of establishing and maintaining international operations, our business could suffer.

We are becoming increasingly more dependent upon our international operations including the sales and distribution of our products and services and our research and development resources in India and Canada. For the year ended December 31, 2004 international revenue was 11% of total revenues and for the year ended December 31, 2005 international revenue was 21% of total revenue. We have limited experience in international operations and may not be able to compete effectively in international markets or effectively manage our operations in various countries. If we do not generate enough revenue from international operations to offset the expense of these operations, our business and our ability to increase revenue and enhance our operating results could suffer. Risks we face in conducting business internationally include:

•	costs of staffing and managing international operations;

•	smaller customers with less ability to pay United States rates for the solution;

•	difficulty in reaching geographically dispersed customers;

•	differing technology standards and legal considerations;

•	longer sales cycles;

•	dependence on local vendors and consultants;

•	difficulties in staffing and managing international operations, including the difficulty in managing a geographically dispersed workforce in compliance with diverse local laws and customs and difficulty in motivating and retaining qualified individuals;

•	potential adverse tax consequences;

•	changes in currency exchange rates and controls;

•	difficulties in maintaining effective internal control over financial reporting as a result of a geographically-dispersed workforce and customers;

•	longer collection cycles for accounts receivable; and

•	the effects of external events such as terrorist acts and any related conflicts or similar events worldwide.

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

In addition, we cannot be certain that our professional services business will operate in a profitable manner. We have generally billed our customers for professional services on a time and material basis using an agreed upon daily rate. However, increasingly customers have requested various contract structures, including milestone based contracts and contracts for a fixed total fee. If unanticipated factors in a project are encountered and the contract structure prevents us from billing additional amounts, the profitably of our professional services business would suffer. Furthermore, an estimated loss on a contract is generally required to be recorded in the period in which a loss becomes evident. Recording a loss on a services contract could have a material adverse effect on our operating results for the period in which the loss was recorded.

Our failure to establish and expand third-party alliances would harm our ability to sell our software and provide our services.

We have several alliances with third parties that are important to our business. Our existing relationships include those with software and hardware vendors, and relationships with companies who provide outsourced support and service capabilities to enterprise customers. If these relationships fail, we may have to devote substantially more resources to the sales and marketing of our products and services than we would otherwise, and our efforts may not be as effective. For example, companies that provide outsourced support and services often have extensive relationships with our existing and potential customers and significant input in the purchase decisions of these customers. In addition, we may establish relationships with third party resellers and other sales partners as we expand into geographic regions such as Europe and Asia. Our failure to maintain existing relationships, or to establish new relationships with key third parties, could significantly harm our ability to sell our products and services. In addition, our competitors may have strong alliances with other companies, including hardware providers, which could impact our ability to obtain greater market share, participate in deals where hardware and software are sold together, or require us to reduce the price of products and services, which could harm our business, financial condition and operating results.

Additionally our consumer technology support services initiative will require us to establish relationships with third parties who will refer customers to us. Failure to establish these relationships on acceptable terms or al all could materially and adversely affect the success of this initiative.

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

Additionally we will be using our own products to diagnose and resolve consumer technology problems in our new business initiative. If our products fail to perform well in this environment, there would be a material adverse effect on our new business initiative.

Our reported results of operations will continue to be materially and adversely affected by our adoption of SFAS 123R.

Statement of Financial Accounting Standards No. 123 (revised 2004), Share-Based Payment (SFAS 123R), became effective in our first quarter of 2006, and has resulted in our recognition of substantial compensation expense relating to our employee stock options and employee stock purchase plans. Historically, we generally have not recognized in our statement of operations any compensation expense related to stock option grants we issue under our stock option plans or the discounts we provide under our employee stock purchase plans. Under the new rules, we are required to adopt a fair value-based method for measuring the compensation expense related to employee stock awards, which leads to substantial additional compensation expense and a material adverse effect on our reported results of operations.

Our sales cycle is lengthy and if revenue forecasted for a particular quarter is not realized in that quarter, significant expenses incurred may not be offset by corresponding revenue.

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

We must compete successfully in the market for software and services that resolve technical problems or we will lose market share and our business will suffer.

We compete in markets that are highly competitive, subject to rapid change and significantly affected by new product introductions and other market activities of industry participants. We compete with a number of companies in the market for automated delivery of support and service automation and other vendors who may offer products or services with features that compete with specific elements of our software products and services. In addition, our customers and potential customers have developed or may develop internally similar software systems. We expect that internally developed applications will continue to be a principal source of competition in the foreseeable future.

The markets for our products are still rapidly evolving, and we may not be able to compete successfully against current and potential competitors. Our ability to expand our business will depend on our ability to maintain our technological advantage, introduce timely enhanced products to meet the growing support needs, deliver on-going value to our customers and scale our business. Our potential competitors may have longer operating histories, significantly greater financial, technical and other resources, stronger strategic alliances or greater name recognition than we do. Competition in our markets could reduce our market share or require us to reduce the price of products and services, which could harm our business, financial condition and operating results.

In the market for consumer technology support services, we expect to compete against a different set of competitors, including electronics retailers offering on-site technology support services, companies offering online technology support services and companies offering local technology support services. Certain of these competitors have longer operating histories, significantly greater financial, technical and other resources, stronger strategic alliances or greater name recognition than we do.

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

Failure to resolve pending securities claims and other lawsuits may lead to continued costs and expenses and divert management’s attention from our business, which could cause our revenue and our stock price to decline.

In the past, securities class action litigation has often been brought against public companies, including our company, after periods of volatility in the market price of securities. The market price of our common stock has been subject to significant fluctuations and may continue to fluctuate or decline. In addition, the anti-takeover provisions we have adopted in the past, such as prohibiting stockholder action by written consent, or may adopt in the future may be perceived negatively by the market causing a decline in our stock price or litigation against us. Securities class action lawsuits were filed against us in November 2001 and again in December 2004. In addition, a derivative shareholder lawsuit was filed against us in December 2005. Should these lawsuits linger for a long period of time, whether ultimately resolved in our favor or not, or further lawsuits be filed against us, coverage limits of our insurance or our ability to pay such amounts may not be adequate to cover the fees and expenses and any ultimate resolution associated with such litigation. The size of these payments, if any, individually or in the aggregate, could seriously impair our cash reserves and financial condition. The continued defense of these lawsuits also could result in continued diversion of our management’s time and attention away from business operations, which could cause our financial results to decline. A failure to resolve definitively current or future material litigation in which we are involved or in which we may become involved in the future, regardless of the merits of the respective cases, could also cast doubt as to our prospects in the eyes of customers, potential customers and investors, which could cause our revenue and stock price to decline.

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

Our software is vulnerable to damage or interruption from computer viruses, human error, natural disasters, electricity grid failures and intentional acts of vandalism and similar events. These problems could interrupt our customers’ ability to use our products or services, which could harm our reputation and cause us to lose customers and revenue.

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

The United States and some international economies have in the past, experienced periods of slow economic growth. In addition, the terrorists attacks in the United States and turmoil in the Middle East have increased the uncertainty in the United States economy and may further exacerbate the decline in economic conditions, both domestically and internationally. Terrorist acts and similar events, or war in general, could contribute further to a slowdown of the market demand for goods and services, including software solutions. If the economy declines as a result of economic, political and social turmoil, or if there are further terrorist attacks in the United States or elsewhere, we may experience decreases in the demand for our products and services, which may harm our operating results.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

At our annual meeting of stockholders on May 23, 2006, the following two proposals were voted on and approved as follows:

1. Our stockholders elected six directors to serve until our next annual meeting of stockholders, or until their successors are duly elected and qualified.

	Total Votes
Name	For	Withheld
Radha R. Basu	40,088,926	1,026,191
Manuel F. Diaz	39,999,261	1,115,856
Kevin C. Eichler	40,003,663	1,111,454
J. Martin O’Malley	40,257,310	857,807
Joshua Pickus	40,394,034	721,083
James Thanos	40,266,010	849,107

2. Our stockholders ratified the appointment of Ernst & Young LLP as our independent registered public accounting firm.

Total Votes
For	39,672,830
Against	1,308,460
Abstain	133,827

ITEM 5. OTHER INFORMATION.

None.

ITEM 6. EXHIBITS.

Exhibits.

10.1	SupportSoft’s Amended and Restated 2000 Employee Stock Purchase Plan

10.2	Employment Agreement between Joshua Pickus and SupportSoft, Inc., dated April 6, 2006 (incorporated by reference to Exhibit 10.1 of SupportSoft’s current report on Form 8-K filed on April 12, 2006)

10.3	Employment Agreement between SupportSoft and Michael Sayer, dated April 24, 2006 (incorporated by reference to Exhibit 10.1 of SupportSoft’s current report on Form 8-K filed on April 27, 2006)

31.1	Chief Executive Officer Section 302 Certification

31.2	Chief Financial Officer Section 302 Certification

32.1	Statement of the Chief Executive Officer under 18 U.S.C. § 1350[1]

32.2	Statement of the Chief Financial Officer under 18 U.S.C. § 1350[1]

[1]	The certifications filed as Exhibits 32.1 and 32.2 are not deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934 and are not to be incorporated by reference into any filing of the Company under the Securities Exchange Act of 1933 or the Securities Exchange Act of 1934, whether made before or after the date hereof irrespective of any general incorporation by reference language contained in any such filing, except to the extent that the registrant specifically incorporates it by reference.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

August 4, 2006

SUPPORTSOFT, INC.

By:	/s/ KEN OWYANG
Ken Owyang
Chief Financial Officer and
Senior Vice President of Finance and Administration
(Principal Financial Officer, Chief Accounting
Officer and Duly Authorized Signatory)

EXHIBIT INDEX TO SUPPORTSOFT, INC.

QUARTERLY REPORT ON FORM 10-Q

FOR THE QUARTER ENDED JUNE 30, 2006

10.1	SupportSoft’s Amended and Restated 2000 Employee Stock Purchase Plan
10.2	Employment Agreement between Joshua Pickus and SupportSoft, Inc., dated April 6, 2006 (incorporated by reference to Exhibit 10.1 of SupportSoft’s current report on Form 8-K filed on April 12, 2006)
10.3	Employment Agreement between SupportSoft and Michael Sayer, dated April 24, 2006 (incorporated by reference to Exhibit 10.1 of SupportSoft’s current report on Form 8-K filed on April 27, 2006)
31.1	Chief Executive Officer Section 302 Certification
31.2	Chief Financial Officer Section 302 Certification
32.1	Statement of the Chief Executive Officer under 18 U.S.C. § 1350[1]
32.2	Statement of the Chief Financial Officer under 18 U.S.C. § 1350[1]

[1]	The certifications filed as Exhibits 32.1 and 32.2 are not deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934 and are not to be incorporated by reference into any filing of the Company under the Securities Exchange Act of 1933 or the Securities Exchange Act of 1934, whether made before or after the date hereof irrespective of any general incorporation by reference language contained in any such filing, except to the extent that the registrant specifically incorporates it by reference.