Form 10-Q
period 2006-09-30
SUPPORTSOFT INC
filed 2006-11-08
CIK 1104855

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒                          QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2006

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

On October 27, 2006, 44,442,358 shares of the Registrant’s Common Stock, $0.0001 par value, were outstanding.

SUPPORTSOFT, INC.

FORM 10-Q

QUARTERLY PERIOD ENDED SEPTEMBER 30, 2006

PART I. FINANCIAL INFORMATION

ITEM 1: FINANCIAL STATEMENTS

SUPPORTSOFT, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands)

	September 30, 2006	December 31, 2005
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$18,495	$23,342
Marketable securities	103,989	97,321
Accounts receivable, net	7,038	17,437
Prepaids and other current assets	2,644	2,451
Total current assets	132,166	140,551
Property and equipment, net	928	1,211
Goodwill	9,792	9,792
Intangible assets, net	3,177	3,994
Other assets	441	701

Total assets	$146,504	$156,249

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$210	$1,030
Accrued compensation	1,680	2,669
Other accrued liabilities	3,382	2,985
Deferred revenue, less long-term portion	10,291	14,060
Total current liabilities	15,563	20,744
Deferred revenue—long-term portion	299	969
Other long-term liabilities	173	142
Contingencies
Stockholders’ equity:
Common stock	4	4
Additional paid-in capital	200,250	195,990
Accumulated other comprehensive loss	(675)	(645)
Accumulated deficit	(69,110)	(60,955)
Total stockholders’ equity	130,469	134,394
Total liabilities and stockholders’ equity	$146,504	$156,249

See accompanying notes.

SUPPORTSOFT, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
Revenue:
License fees	$4,479	$5,404	$10,013	$23,751
Services	7,379	7,582	20,846	22,369
Total revenue	11,858	12,986	30,859	46,120
Costs and expenses:
Cost of license fees	119	123	333	440
Cost of services (including stock-based compensation of $87 and $210 for the three and nine months ended September 30, 2006)	3,955	3,530	10,442	10,640
Amortization of intangible assets	272	272	816	816
Research and development (including stock-based compensation of $83 and $301 for the three and nine months ended September 30, 2006)	2,267	2,700	7,125	8,535
Sales and marketing (including stock-based compensation of $219 and $592 for the three and nine months ended September 30, 2006)	6,013	5,304	16,993	18,369
General and administrative (including stock-based compensation of $415 and $1,224 for the three and nine months ended September 30, 2006)	2,689	2,110	7,677	6,437
Total costs and expenses	15,315	14,039	43,386	45,237
Income (loss) from operations	(3,457)	(1,053)	(12,527)	883
Interest income and other, net	1,842	909	4,705	2,523
Income (loss) before income taxes	(1,615)	(144)	(7,822)	3,406
(Provision) benefit for income taxes	(72)	59	(333)	(126)
Net income (loss)	$(1,687)	$(85)	$(8,155)	$3,280
Basic net income (loss) per share	$(0.04)	$(0.00)	$(0.19)	$0.08
Shares used in computing basic net income (loss) per share	44,152	43,001	44,000	42,914
Diluted net income (loss) per share	$(0.04)	$(0.00)	$(0.19)	$0.07
Shares used in computing diluted net income (loss) per share	44,152	43,001	44,000	44,629

See accompanying notes.

SUPPORTSOFT, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Nine Months Ended September 30,
	2006	2005
Operating Activities:
Net income (loss)	$(8,155)	$3,280
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	761	845
Amortization of intangible assets	817	817
Stock-based compensation	2,327	—
Other	57	154
Changes in assets and liabilities:
Accounts receivable, net	10,399	(3,296)
Prepaids and other current assets	(193)	791
Other long-term assets	260	(340)
Accounts payable	(820)	484
Accrued compensation	(988)	(979)
Other accrued liabilities	396	(68)
Other long-term liabilities	31	—
Deferred revenue	(4,439)	(5,178)
Net cash provided by (used in) operating activities	453	(3,490)

Investing Activities:
Purchases of property and equipment	(478)	(939)
Purchases of marketable securities	(52,946)	(71,757)
Sales and maturities of marketable securities	46,191	77,746
Net cash provided by (used in) investing activities	(7,233)	5,050

Financing Activities:
Proceeds from issuances of common stock	1,933	2,036
Repurchase of common stock	—	(922)
Net cash provided by financing activities	1,933	1,114
Net increase (decrease) in cash and cash equivalents	(4,847)	2,674
Cash and cash equivalents at beginning of period	23,342	16,509
Cash and cash equivalents at end of period	$18,495	$19,183

Supplemental schedule of cash flow information:
Income taxes paid	$253	$114

See accompanying notes.

SUPPORTSOFT, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(1) Significant Accounting Policies

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements include the accounts of SupportSoft, Inc. (the “Company” or “SupportSoft”) and its wholly-owned subsidiaries. All intercompany balances and transactions have been eliminated. The balance sheet as of September 30, 2006 and the statements of operations for the three and nine months ended September 30, 2006 and 2005 and cash flows for the nine months ended September 30, 2006 and 2005 are unaudited. In the opinion of management, these unaudited interim condensed consolidated financial statements reflect all adjustments (consisting of normal recurring adjustments) that are necessary for a fair presentation of the results for and as of the periods shown. The results of operations for such periods are not necessarily indicative of the results expected for the full fiscal year or for any future period. The condensed consolidated financial statement information as of December 31, 2005 is derived from audited financial statements as of that date. These unaudited interim condensed consolidated financial statements should be read with the consolidated financial statements and related notes included in the Company’s Annual Report on Form 10-K, filed with the Securities and Exchange Commission on March 16, 2006.

Use of Estimates and Reclassifications

The preparation of interim condensed consolidated financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and the accompanying notes. Actual results could differ materially from these estimates. In addition, certain amounts that were previously reported have been reclassified to conform to the current period presentation.

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

Term licenses are sold with maintenance for which SupportSoft does not have VSOE to determine fair value. As a result, license revenue for term licenses is recognized ratably over the duration of the agreement. License fees for term licenses include the right to support and maintenance for the duration of the term license. We do not allocate maintenance revenue from term licenses to services revenue, as we do not believe there is an allocation methodology that provides a meaningful and supportable allocation between license and maintenance revenue. Consulting revenue associated with the term licenses is recognized ratably over the period associated with the initial payment, generally one year.

We also recognize license revenue from arrangements with resellers. Revenue is recognized upon persuasive evidence that the products have been sold to an end user; and all other revenue recognition criteria are met.

In connection with licensing arrangements we may also provide hosting services, for which SupportSoft does not have VSOE.  If hosting services are sold with perpetual licenses, license revenue is recognized ratably over the term of the initial hosting contract.  Hosting services revenue is also recognized ratably over the duration of the initial hosting contract.  Consulting services sold in conjunction with arrangements that include licenses and hosting services are recognized ratably over the duration of the initial hosting term.  Fees for hosting services and consulting services are recognized as services revenue in the Company’s consolidated statements of operations.

Services revenue is primarily comprised of revenue from professional services, such as maintenance and support, consulting and training. Arrangements that include services are evaluated to determine whether those services are essential to the functionality of other elements of the arrangement. Revenue from non-essential consulting and training services associated with perpetual licenses is generally recognized as the services are performed or milestones are accepted by customers. When non-essential services are bundled in a term licensing arrangement, revenue from the services is recognized ratably over the period associated with the initial payment, generally one year. Maintenance and support revenue is recognized over the term of the maintenance and support period which is generally one year. In the event services are considered essential to the functionality of other elements of the arrangement, revenue under the arrangement is recognized using contract accounting pursuant to SOP 81-1, Accounting for Performance of Construction-Type and Certain Production-Type Contracts.

Cash, Cash Equivalents and Marketable Securities

SupportSoft considers all liquid instruments with an original maturity at the date of purchase of ninety days or less to be cash equivalents. At September 30, 2006, cash equivalents and marketable securities consisted primarily of money market funds, commercial paper, federal agency securities, corporate bonds and market auction securities. Our marketable securities are classified as available-for-sale as of the respective balance sheet dates, and are reported at fair value with unrealized gains and losses included in accumulated other comprehensive income within stockholders’ equity on the consolidated balance sheet. Realized gains and losses and declines in value judged to be other-than-temporary on available-for-sale securities are included in other income (expense), net in the consolidated statement of operations.

The amortized cost of debt securities is adjusted for amortization of premiums and accretion of discounts to maturity, both of which are included in interest income. SupportSoft recorded net unrealized losses on available-for-sale securities of $29,000 and $117,000 at September 30, 2006 and December 31, 2005, respectively.

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

The following is a summary of cash, cash equivalents and available-for-sale securities at September 30, 2006 (in thousands):

	Amortized Cost	Gross Unrealized Losses	Fair Value
Cash	$4,808	$—	$4,808
Money market funds	542	—	542
Commercial paper	19,605	(16)	19,589
Federal agency securities	1,000	(2)	998
Corporate bonds	28,683	(11)	28,672
Market auction securities	67,875	—	67,875
	$122,513	$(29)	$122,484

Classified as:
Cash and cash equivalents	$18,508	$(13)	$18,495
Marketable securities	104,005	(16)	103,989
	$122,513	$(29)	$122,484

Concentrations of Credit Risk

Financial instruments that potentially subject SupportSoft to concentrations of credit risk consist principally of cash equivalents, marketable securities and trade accounts receivable. Our investment portfolio is diversified and consists of investment grade securities. Our investment policy limits the amount of credit risk exposure to any one issuer and in any single country except the United States. The credit risk in our trade accounts receivable is mitigated by our credit evaluation process, reasonably short collection terms and sales primarily to large organizations in diversified industries.

For the three months ended September 30, 2006, one customer accounted for 21% of our total revenue. For the nine months ended September 30, 2006, no customer accounted for 10% of our total revenue. For the three months ended September 30, 2005, one customer accounted for 19% of our total revenue. For the nine months ended September 30, 2005, two customers each accounted for 11% of our total revenue.

Trade Accounts Receivable

Trade accounts receivable are recorded at the invoiced amount. We perform evaluations of our customers’ financial condition and generally do not require collateral. We make judgments as to our ability to collect outstanding receivables and provide allowances for the portion of receivables when collection becomes doubtful. Provisions are made based upon a specific review of all significant outstanding invoices. For those invoices not specifically provided for, provisions are recorded at differing rates, based upon the age of the receivable. In determining these percentages, we analyze our historical collection experience and current payment trends. If the historical data we use to calculate the allowance for doubtful accounts does not reflect the future ability to collect outstanding receivables, additional provisions for doubtful accounts may be needed and the future results of operations could be materially affected. At September 30, 2006 and December 31, 2005, the Company had reserves for credit losses of $276,000 and $296,000, respectively. At September 30, 2006, two different customers each accounted for 10% or more of total accounts receivable. These customers accounted for 12% and 10% individually of our total accounts receivable, net. At December 31, 2005, two customers each accounted for 10% or more of our total accounts receivable, net. These two customers each accounted for 20% of our total accounts receivable, net.

Stock-Based Compensation

Adoption of SFAS 123R

On January 1, 2006, the Company adopted Statement of Financial Accounting Standards No. 123 (revised 2004), “Share-Based Payment,” (“SFAS 123R”) which requires the measurement and recognition of compensation expense for all share-based payment awards, including employee stock options and employee stock purchases, made to employees and directors based on estimated fair values. Prior to January 1, 2006, the Company accounted for share-based payments to employees using the intrinsic value method under APB Opinion No. 25, as permitted by SFAS 123, and, as such, generally recognized no compensation cost for employee stock options or employees stock purchases in its financial statements.

SupportSoft elected the modified prospective transition method for adopting SFAS 123R which required the application of the accounting standard as of January 1, 2006, the first day of the Company’s 2006 fiscal year. Under this transition method, compensation cost recognized in the three and nine months ended September 30, 2006 includes the applicable amounts of: (a) compensation cost for all stock-based payments granted prior to, but not yet vested as of, December 31, 2005 based on the grant-date fair value estimated in accordance with the original provisions of SFAS 123 and previously presented in the pro-forma footnote disclosures, and (b) compensation cost of all share-based payments granted subsequent to January 1, 2006 based on the grant-date fair value estimated in accordance with the new provisions of SFAS 123R. Prior periods have not been restated to reflect the impact of SFAS 123R.

Stock Option Plans

During fiscal 1998, SupportSoft adopted the 1998 Stock Option Plan (the “Plan”). Under this Plan, up to 9,424,434 shares of SupportSoft’s common stock may be granted as options or sold to eligible participants. Under the Plan, options to purchase common stock may be granted at no less than 85% of the fair value on the date of the grant (110% of fair value in certain instances), as determined by the Board of Directors. Options under the Plan can be immediately exercisable at the Board of Directors’ discretion; however, shares issued are subject to SupportSoft’s right to repurchase such shares at the original issuance price, which lapses in a series of installments measured from the vesting commencement date of the option.

In February 2000, the Board of Directors approved SupportSoft’s 2000 Omnibus Equity Incentive Plan (the “2000 Incentive Plan”). A total of 4,000,000 shares of common stock were initially reserved for issuance to eligible participants under the 2000 Incentive Plan. On January 1 of each year, the number of shares reserved automatically increases by the lesser of 2,000,000 shares, 5% of outstanding shares, or an amount determined by the board of directors. On January 1, 2006, the shares reserved under the 2000 Incentive Plan were automatically increased by 2,000,000 shares. Under both of SupportSoft’s option plans, options generally vest over a 48-month period from the date of grant and have a maximum term of 10 years. In the fourth quarter of 2005, SupportSoft began issuing only non-statutory options with a contractual term of 7 years.

As of September 30, 2006 we had approximately 3.4 million shares of common stock reserved for future issuance under both of these plans.

Employee Stock Purchase Plan

In February 2000, the Board of Directors approved SupportSoft’s 2000 Employee Stock Purchase Plan (the “2000 Purchase Plan”). A total of 2,000,000 shares of common stock were initially reserved for issuance under the 2000 Purchase Plan. On January 1 of each year, the number of shares reserved automatically increases by the lesser of 2,000,000 shares, 3% of the outstanding shares, or an amount determined by the Board of Directors. For 2006, the Board of Directors elected to have zero shares added to the 2000 Purchase Plan. The 2000 Purchase Plan permits eligible employees to acquire shares of SupportSoft’s common stock through periodic payroll deductions of up to 15% of total compensation. Purchases occur on the last day of each January and July following the end of each six-month purchase period. The price at which the common stock may be purchased is 85% of the lesser of the fair market value of SupportSoft’s common stock at the beginning of the applicable offering period or the end of the applicable purchase period. Beginning August 1, 2006, the offering period for all new participants in the 2000 Purchase Plan will be six months. Prior to August 1, 2006, all participants were enrolled in offering periods which could last up to 24 months and contained up to four separate purchase periods.

As of September 30, 2006, we had approximately 1.9 million shares of common stock reserved for future issuance under this plan.

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

Estimated Forfeitures: SFAS 123R requires that the stock option expense recognized be based on awards that are ultimately expected to vest, and therefore a forfeiture rate should be applied at the time of grant and revised, if necessary, in subsequent periods when actual forfeitures differ from those estimates. Prior to January 1, 2006 the Company accounted for forfeitures only as they occurred. Commencing in 2006, the Company has estimated its forfeitures based on historical experience.

Expected Dividend: The Company uses a dividend yield of zero, as it has never paid cash dividends and currently does not expect to pay dividends in the future.

The fair value of the Company’s stock options granted to employees during the three and nine months ended September 30, 2006 and 2005 was estimated using the following assumptions:

	Three months ended September 30,		Nine months ended September 30,
	2006	2005	2006 (1)	2005 (1)
Stock Option Plan:
Risk-free interest rate	4.7%	4.1%	4.5%	3.9%

Expected term	3.9 years	4.0 years	3.9 years	4.0 years
Volatility	54.6%	73.3%	50.6%	77.9%
Estimated forfeitures	8%	0%	8%	0%
Expected dividend	0%	0%	0%	0%
Weighted average fair value	$1.81	$3.11	$1.92	$3.19
Employee Stock Purchase Plan (ESPP):
Risk-free interest rate	4.7%	3.8%	4.7%	3.4%
Expected term	0.5 to 2.0 years	0.5 to 2.0 years	0.5 to 2.0 years	0.5 to 2.0 years
Volatility	54.1%	71.0%	54.1%	75.6%
Estimated forfeitures	8%	0%	8%	0%
Expected dividend	0%	0%	0%	0%
Weighted average fair value	$1.66	$2.52	$1.66	$2.77

(1)                      The assumptions for the nine month period represent weighted averages.

Tax Effects of Share-Based Payments

On November 10, 2005, the Financial Accounting Standards Board (FASB) issued FASB Staff Position No. SFAS-123R-3 “Transition Election Related to Accounting for Tax Effects of Share-Based Payment Awards” which provides for an alternative transition method to calculate the tax effects of stock-based compensation expense pursuant to SFAS 123R. The alternative transition method includes a simplified approach to establish the beginning balance of the additional paid-in-capital pool related to the tax effects of employee stock-based compensation, and to determine the subsequent impact on the additional paid-in-capital pool and cash flows for the tax effects of employee stock-based compensation awards that are outstanding upon the adoption of SFAS 123R. As of September 30, 2006, the Company was still evaluating which transition method to adopt.

Stock Compensation Expense

The Company recorded the following stock-based compensation expense for the three and nine months ended September 30, 2006 (in thousands):

	Three months ended September 30, 2006	Nine months ended September 30, 2006
Stock option compensation expense recognized in:
Cost of services	$62	$147
Research and development	65	210
Sales and marketing	196	490
General and administrative	400	1,172
	723	2,019

ESPP compensation expense recognized in:
Cost of services	25	63
Research and development	18	91
Sales and marketing	23	102
General and administrative	15	52
	81	308

Stock-based compensation expense included in total costs and expenses	$804	$2,327

For the three and nine months ended September 30, 2006, the Company recorded $804,000 and $2.3 million respectively in stock-based compensation expense. There was no stock-based compensation expense recognized for the three and nine months ended September 30, 2005.

For the nine months ended September 30, 2006, there was $238,000, of the total stock-based compensation expense related to the acceleration of the stock options awarded to the Company’s former chief executive officer in connection with a transition agreement dated March 12, 2006. Pursuant to the terms of this agreement, provided the former CEO remained an employee of the Company, on the date the Board of Directors appointed a new CEO, all then outstanding and unvested options would be immediately vested. A new CEO was appointed on April 6, 2006 and vesting of 115,625 shares was accelerated. This acceleration represents a modification of the original terms of the awards. The cost of this modification was determined to be $238,000, all of which has been recognized at the end of the second quarter of 2006. There was no stock-based compensation expense related to this recognized in the third quarter of 2006.

As a result of adopting SFAS 123R, the Company’s loss before income taxes and net loss for the three months ended September 30, 2006 was $804,000 higher than if it had continued to account for share-based compensation under APB 25. Basic and diluted loss per share for the three months ended September 30, 2006 would have both been $0.02 lower if the Company had not adopted SFAS 123R.

Similarly, the Company’s loss before income taxes and net loss for the nine months ended September 30, 2006 was $2.3  million higher than if it had continued to account for share-based compensation under APB 25. Basic and diluted loss per share for the nine months ended September 30, 2006 would have both been $0.06 lower if the Company had not adopted SFAS 123R.

Net cash proceeds from the exercise of stock options were $382,000 and $1.4 million for the three and nine months ended September 30, 2006 respectively. No income tax benefit was realized from stock option exercises during the three and nine months ended September 30, 2006.

The table below reflects the net loss and loss per share for the three and nine months ended September 30, 2006 compared with the pro-forma information for the three and nine months ended September 30, 2005 (in thousands):

	For the three months ended September 30,			For the nine months ended September 30,
	2006		2005 (2)	2006		2005 (2)
Net income (loss) – as reported for the prior period	N/A	(1)	$(85)	N/A	(1)	$3,280
Stock-based compensation expense relating to:
Stock options	(723)		(2,005)	(2,019)		(6,060)
ESPP stock purchases	(81)		(56)	(308)		(369)
Net loss, including the effect of stock-based compensation expense	$(1,687)		$(2,146)	$(8,155)		$(3,149)
Basic net income per share – as reported for the prior period	N/A	(1)	$0.00	N/A	(1)	$0.08
Basic net loss per share – including the effect of stock-based compensation	$(0.04)		$(0.05)	$(0.19)		$(0.07)
Diluted net income per share – as reported for the prior period	N/A	(1)	$0.00	N/A	(1)	$0.07
Diluted net loss per share – including the effect of stock-based compensation	$(0.04)		$(0.05)	$(0.19)		$(0.07)

(1)       Net income and net income per share prior to January 1, 2006 did not include stock-based compensation expense for stock options and employee stock purchases under SFAS 123 because the Company had not adopted the recognition provisions of SFAS 123.

(2)       Stock-based compensation expense, net income (loss) and net income (loss) per share prior to January 1, 2006 is calculated based on the pro-forma application of SFAS 123.

Prior to the adoption of SFAS 123R, our Board of Directors approved the acceleration of vesting of certain unvested and out-of-money stock options with exercise prices equal to or greater than $5.00 per share previously awarded to employees, including executive officers, under our equity compensation plans. The acceleration of vesting was effective for stock options outstanding as of December 21, 2005. Options to purchase approximately 3.0 million shares of common stock or 32% of our then outstanding unvested stock options were subject to this acceleration. The weighted average price of the options that were accelerated was $7.02. The options accelerated excluded options previously granted to Board of Directors, employees who had terminations pending and foreign employees who opted out of the acceleration for tax reasons. For all officers and vice-presidents (non-officers) the acceleration was accompanied by restrictions imposed on any shares that may in the future be purchased through the exercise of accelerated stock options. Those restrictions prevent the sale of any such shares prior to the date such shares would have originally vested had the optionee been employed on such date (whether or not the optionee is actually an employee at that time). The purpose of the acceleration was to enable us to avoid recognizing compensation expense associated with these options in our Consolidated Statements of Operations upon the adoption of SFAS 123R on January 1, 2006. The acceleration of the vesting of these stock options resulted in an approximate total savings of $12.0 million of future compensation expense that would have impacted expenses through the third quarter of 2009.

Stock Option Activity

The following table represents stock option activity for the nine months ended September 30, 2006:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value (in ‘000’s)
Outstanding options at the beginning of the period	10,124,138	$6.304
Granted	4,115,200	4.082
Exercised	(469,544)	4.160
Forfeited	(1,880,638)	7.603

Outstanding options at the end of the period	11,889,156	$5.590	6.60	$4,445,558

Options vested and expected to vest	11,810,111	$5.600	6.60	$4,422,866

Outstanding exercisable at the end of the period	7,787,283	$6.330	6.60	$3,359,070

The aggregate intrinsic value in the table above represents the total pre-tax intrinsic value that would have been received by the option holders had they all exercised their options on September 30, 2006. This amount will change based on the fair market value of the Company’s stock. During the three and nine months ended September 30, 2006, the aggregate intrinsic value of options exercised under the Company’s stock options plans was $147,000 and $538,000, respectively. Total fair value of options vested during the three and nine months ended September 30, 2006 was $733,000 and $2.1 million, respectively.

At September 30, 2006, there was $8.7 million of unrecognized compensation cost related to existing options outstanding as of September 30, 2006 which is expected to be recognized over a weighted average period of 3.4 years.

Net Income (Loss) Per Share

Basic and diluted net income (loss) per share are presented in accordance with Statement of Financial Accounting Standards No. 128, “Earnings per Share” (“SFAS 128”), for all periods presented. In accordance with SFAS 128, basic and diluted net loss per share have been computed using the weighted-average number of common shares outstanding during the period.

The following table sets forth the computation of basic and diluted net income (loss) per share (in thousands, except per share data):

	Three months ended September 30,		Nine months ended September 30,
	2006	2005	2006	2005
Net income (loss)	$(1,687)	$(85)	$(8,155)	$3,280
Basic:
Weighted-average shares of common stock outstanding	44,152	43,001	44,000	42,914

Shares used in computing basic net income per share	44,152	43,001	44,000	42,914

Basic net income (loss) per share	$(0.04)	$(0.00)	$(0.19)	$0.08

Diluted:
Weighted-average shares of common stock outstanding	44,152	43,001	44,000	42,914
Add: Common equivalent shares outstanding	—	—	—	1,715

Shares used in computing diluted net income per share	44,152	43,001	44,000	44,629

Diluted net income (loss) per share:	$(0.04)	$(0.00)	$(0.19)	$0.07

Warranties and Indemnifications

SupportSoft generally provides a warranty for its software products and services to its customers and accounts for its warranties under the FASB’s Statement of Financial Accounting Standards No. 5, “Accounting for Contingencies” (“SFAS 5”). Our standard warranty period is 90 days, but warranty periods can sometimes be longer and vary from customer to customer. In the event there is a failure of the product in breach of such warranties, SupportSoft generally is obligated to correct the product or service to conform to the warranty provision or, if SupportSoft is unable to do so, the customer is entitled to seek a refund of the purchase price of the product or service. SupportSoft did not provide for a warranty accrual as of September 30, 2006 or December 31, 2005. To date, SupportSoft’s product warranty expense has not been significant.

SupportSoft generally agrees to indemnify its customers against legal claims that SupportSoft’s software products infringe certain third-party intellectual property rights and accounts for its indemnification obligations under SFAS 5. To date, SupportSoft has not been required to make any payment resulting from infringement claims asserted against our customers and has not recorded any related accruals.

Recent Accounting Pronouncements

In June 2006, the Financial Accounting Standards Board (FASB) issued Interpretation No. 48 (FIN 48), “Accounting for Uncertainty in Income Taxes.” This Interpretation clarifies the accounting for uncertainty in income taxes recognized in a company’s financial statements in accordance with SFAS No. 109, “Accounting for Income Taxes.” FIN 48 prescribes a  recognition and measurement threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 is effective for fiscal years beginning after December 15, 2006. The Company is currently evaluating the effects that FIN 48 may have on its accounting for income tax practices.

(2) Comprehensive Income (Loss)

Statement of Financial Accounting Standards No. 130, “Reporting Comprehensive Income” (“SFAS 130”) establishes standards for reporting and displaying comprehensive net income and its components in stockholders’ equity. However, it has no impact on our net income or loss as presented in our financial statements. SFAS 130 requires foreign currency translation adjustments and changes in the fair value of available-for-sale securities to be included in comprehensive income or loss.

The following are the components of comprehensive income (loss) (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2006	2005	2006	2005
Net income (loss)	$(1,687)	$(85)	$(8,155)	$3,280
Net unrealized gain (loss) on available-for-sale securities	72	38	87	134
Foreign currency translation gain (loss)	46	132	(118)	(311)
Comprehensive income (loss)	$(1,569)	$85	$(8,186)	$3,103

The components of accumulated other comprehensive income (loss) relate entirely to translation adjustment gains and losses and unrealized gains and losses on available-for-sale securities and are $(646,000) and $(29,000) at September 30, 2006, respectively.

(3) Income Taxes

We recorded income tax provisions of $72,000 and $333,000 for the three and nine months ended September 30, 2006, respectively. These provisions primarily reflect foreign income taxes and foreign withholding taxes. For the three months ended September 30, 2005, we recorded a benefit for income taxes of approximately $59,000. The income tax benefit reflects a reduction of projected annual income in the third quarter of 2005.  For the nine months ended September 30, 2005, we recorded a provision of $126,000 which primarily reflects foreign taxes.

As of September 30, 2006, our deferred tax assets are fully offset by a valuation allowance. The Financial Accounting Standards Board’s Statement of Financial Accounting Standards No. 109 “Accounting for Income Taxes,” provides for the recognition of deferred tax assets if realization of such assets is more likely than not. Based upon the weight of available evidence, which includes SupportSoft’s historical operating performance, reported cumulative net losses since inception and difficulty in accurately forecasting our future results, the Company provided a full valuation allowance against its net deferred tax assets. We reassess the need for our valuation allowance on a quarterly basis. If it is later determined that a portion of the valuation allowance should be reversed it will be a benefit to the income tax provision.

(4) Contingencies

Legal Matters

Except as noted below, there are no material changes in the status of our legal proceedings from those described in our Annual Report on Form 10-K for the year ended December 31, 2005, as updated in our Quarterly Reports on Form 10-Q for the quarters ended March 31, 2006 and June 30, 2006.

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

White v. Base et al. is a derivative shareholder complaint filed in the Superior Court of the State of California for the County of San Mateo. This complaint was filed on behalf of the Company as a nominal defendant against certain of our directors and former directors and alleges that the director defendants harmed the Company by making or permitting the Company to make false and misleading statements between January 20, 2004 and October 1, 2004. On September 25, 2006, the court denied Defendants’ demurrer to the plaintiffs’ First Amended Complaint.   Defendants’ answer is due on November 6, 2006.

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

Taxes

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

In the third quarter of 2006, in connection with a business review conducted by SupportSoft’s new Chief Executive Officer, the Company reduced its workforce by 25 employees, or approximately 10% of its workforce at that time. As a result, the Company recorded a restructuring charge of $756,000 in the third quarter of 2006. The restructuring charge was comprised entirely of severance costs and other personnel-related termination costs. Restructuring expenses included in the Consolidated Statements of Operations for the three and nine months ended September 30, 2006 were $184,000 for cost of services, $40,000 for research and development, $338,000 for sales and marketing and $194,000 for general and administrative. Cash payments of $468,000 were made against those obligations during the third quarter of 2006.

The obligations at September 30, 2006 are summarized in the following table (in thousands):

	Severance (1)	Facilities (2)	Total
Restructuring costs	$456	$189	$645
Cash payments	(346)	(34)	(380)

Restructuring obligations, December 31, 2005	$110	$155	$265
Cash payments	(110)	(102)	(212)

Restructuring obligations, March 31, 2006	$—	$53	$53
Cash payments	—	(53)	(53)

Restructuring obligations, June 30, 2006	$—	$—	$—
Restructuring costs	756	—	—
Cash payments	(468)	—	—
Restructuring obligations, September 30, 2006	$288	$—	$—

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

This report on Form 10-Q contains forward-looking statements. These statements relate to our future plans, objectives, expectations, intentions and financial performance, as well as statements regarding our plans to introduce consumer technology support services.  Forward-looking statements are subject to risks and uncertainties that could cause actual results to differ materially from those discussed in these forward-looking statements. These risks and uncertainties include, but are not limited to, our ability to achieve broad adoption and acceptance of our offerings, the potential for a decrease in revenue caused by our reliance on a few large transactions in any period, long sales cycles, the ability of our software to operate with hardware and software platforms that are used by our customers now or in the future, our ability to compete successfully in the support automation software market and in the consumer technology support market, our limited experience in servicing consumers directly, our ability to meet consumer expectations, our dependence on channel partners for customer acquisition, our ability to manage rapid headcount growth, our ability to address market opportunities in light of the recent restructuring and leadership transitions, diversion of management attention to litigation matters or strategic matters, our ability to accurately predict performance, our ability to retain key employees, our ability to obtain sufficient patent protection, and the uncertain economic conditions in the United States and in international markets.  Additional risks and uncertainties include those listed under Item 1A, “Risk Factors.” SupportSoft expressly disclaims any obligation or undertaking to release publicly any updates or revisions to any forward-looking statements contained in this report to conform these statements to actual results or changes in our expectations or in events, conditions or circumstances on which any such statement is based. You should not place undue reliance on these forward-looking statements, which apply only as of the date hereof.

Overview

We have historically developed, marketed and distributed software designed to facilitate the identification, diagnosis and resolution of technology-related problems. Our software solutions have been utilized by:

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

Our revenue to date has consisted of software license fees and fees for maintenance, consulting, hosting and training services. We have licensed our software to customers predominately on a perpetual basis in which we recognize the license revenue upfront, assuming all criteria for revenue recognition under the applicable accounting rules have been met. Maintenance fees relating to perpetual software licenses result in ratable revenue over the length of the maintenance term, which is generally one year. Consulting and training revenues are generally recognized as the services are performed or in accordance with predefined project milestones.

Our total revenue for the three and nine months ended September 30, 2006 was approximately $11.9 million and $30.9 million. Our total revenue increased in the third quarter of 2006 by $1.1 million, or approximately 10%, over the second quarter of 2006 driven primarily by an increase in license revenue.  License revenue in the third quarter of 2006 increased $1.0 million, or approximately 29%, over the prior quarter.  Services revenue increased $98,000, or approximately 1%, in the third quarter of 2006 over the prior quarter. Despite the sequential quarterly increases in license and services revenue in 2006, our total revenue for the three and nine months ended September 30, 2006 represents decreases of 9% and 33% from the comparable periods in 2005.

In April 2006, we named Joshua Pickus as President and Chief Executive Officer of SupportSoft. In July 2006, following an evaluation of the Company’s business operations and market opportunities we announced a plan to (1) strengthen our current business through more effective deployment and management of resources, and (2) extend our business by providing consumer technology support services.  In addition to continuing to offer our software to corporate customers, we plan to offer technology support services to consumers through call-center based experts using our own technology.

We believe the market for consumer technology support services is large and rapidly growing. We also believe we are well positioned to participate in this market because of our support automation technology, our expertise in addressing technology support problems and our customer relationships. We plan to reach consumers through channel partners, such as hardware manufacturers, independent software vendors, service providers, portals and other channel partners who will refer consumers to us and receive a referral fee or revenue share from us. We also plan to acquire customers directly through our support.com website where consumers would connect to our expert center and pay us a fee for resolving their technology problems.

Although we intend to leverage many of our existing resources, we anticipate making significant additional investments in support of our new technology support service offering, including investments in establishment of our technology support call center and additional personnel. We expect that these additional investments will precede any material revenue from our new business initiative. As a result, we currently expect to incur losses for the foreseeable future in our business. See the risk factor relating to our new consumer technology services initiative under Item 1A, “Risk Factors.”   To partially offset the cost of these new investments, we reduced our workforce by 25 employees, or approximately 10% of our workforce at that time  during the third quarter of 2006.  We incurred approximately $756,000 in severance and other personnel-related termination costs in connection with this restructuring.

Our diluted earnings (loss) per share for the three and nine months ended September 30, 2006 was $(0.04) and $(0.19) compared to $0.00 and $0.07 for the three and nine months ended September 30, 2005, including the impact of stock compensation expense in 2006.

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

Revenue Recognition

We recognize revenue in accordance with generally accepted accounting principles that have been prescribed for the software industry. Revenue recognition requirements in the software industry are very complex and are subject to change. Our revenue recognition policy is one of our critical accounting policies because revenue is a key component of our results of operations and is based on complex rules which require us to make judgments. In applying our revenue recognition policy we must determine which portions of our revenue are recognized currently and which portions must be deferred. In order to determine current and deferred revenue, we make judgments with regard to the expected amount of future services and the appropriate fair value for those services. We also make judgments as to whether future services are essential to the functionality of other elements of the software arrangement.

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

At September 30, 2006, goodwill was $9.8 million, and net identifiable intangible assets were $3.2 million. We assess the impairment of goodwill annually or more often if events or changes in circumstances indicate that the carrying value may not be recoverable. We assess the impairment of goodwill at the entity level because we have only one reporting unit. We determine the fair value of the Company by analyzing sales prices of comparable software companies as a multiple of revenue. We supplement this evaluation using the Company’s market capitalization. An impairment loss would be recognized if the fair value of the Company is less than the carrying value of the Company’s net assets on the date of the evaluation. We assess the impairment of identifiable intangible assets whenever events or changes in circumstances indicate that its carrying amount may not be recoverable. An impairment loss would be recognized when the sum of the undiscounted future net cash flows expected to result from the use of the asset and its eventual disposition is less than its carrying amount. Such impairment loss would be measured as the difference between the carrying amount of the asset and its fair value. The estimate of cash flow is based upon, among other things, certain assumptions about expected future operating performance and an appropriate discount rate determined by our management. Our estimates of discounted cash flows may differ from actual cash flows due to, among other things, economic conditions, changes to the business model or changes in operating performance. If we made different estimates, material differences may result in write-downs of net long-lived and intangible assets, which would be reflected by charges to our operating results for any period presented. At September 30, 2006, management concluded its annual evaluation for impairment of goodwill and no impairment was recognized. We test for impairment during the third quarter of each year, or earlier if indicators of impairment exist.

Stock-based compensation

We account for stock-based compensation in accordance with the provisions of SFAS 123R. We adopted SFAS 123R using the modified prospective transition method which requires the application of the accounting standard starting from January 1, 2006. Under the fair value recognition provisions of SFAS 123R, stock-based compensation cost is estimated at the grant date based on the fair value of the award and is recognized as expense ratably over the requisite service period of the award. We estimate the fair value of stock-based awards on the grant date generally using the Black-Scholes-Merton option-pricing model. Determining the appropriate fair value model and calculating the fair value of stock-based awards requires judgment, including estimating stock price volatility, forfeiture rates and expected life. If any of these assumptions used in the option-pricing models change significantly, stock-based compensation may differ materially in the future from that recorded in the accompanying financial statements.

RESULTS OF OPERATIONS

The following table sets forth the results of operations for the three and nine months ended September 30, 2006 and 2005 expressed as a percentage of total revenue.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
Revenue:
License fees	38%	42%	32%	51%
Services	62	58	68	49

Net revenue	100	100	100	100

Costs and expenses:
Cost of license fees	1	1	1	1
Cost of services	33	27	34	23
Amortization of intangible assets	2	2	2	2
Research and development	19	21	23	18
Sales and marketing	51	41	55	40
General and administrative	23	16	25	14

Total costs and expenses	129	108	140	98

Income (loss) from operations	(29)	(8)	(40)	2
Interest and other income, net	16	7	15	5

Income (loss) before income taxes	(13)	(1)	(25)	7
Income tax provision	(1)	0	(1)	0

Net income (loss)	(14)%	(1)%	(26)%	7%

Three and Nine Months Ended September 30, 2006

Revenue

License fees. Although license fees increased sequentially from the second quarter of 2006, license fees decreased to $4.5 million for the three months ended September 30, 2006 from $5.4 million for the three months ended September 30, 2005 and to $10.0 million for the nine months ended September 30, 2006 from $23.8 million for the nine months ended September 30, 2005. The decrease reflected consummation of fewer large license transactions in addition to a lower number of total license transactions.

Most of our customer contracts are for perpetual licenses, which, provided the criteria for revenue recognition are met, generally result in the immediate recognition of license revenue. Although under certain contracts we have sold hosting services with our licenses or we have sold term licenses, both of which result in ratable license revenue, ratable license revenue is currently an immaterial percentage of our total revenue.  As a result, failure to enter into significant new perpetual licenses in any particular period, as we experienced in the first three quarters of 2006, could cause our license revenue to decline substantially. We are seeking to introduce transaction structures that involve ratable revenue recognition and we currently expect that any revenues from our planned consumer technology support services initiative would consist of revenue sharing payments or service fees from a large number of transactions rather than large upfront software license fees upon which we have depended in the past.

Services revenue. Although services revenue increased sequentially from the second quarter of 2006, services revenue decreased to $7.4 million for the three months ended September 30, 2006 from $7.6 million for the three months ended September 30, 2005 and to $20.8 million for the nine months ended September 30, 2006 from $22.4 million for the nine months ended September 30, 2005. Services revenue decreased primarily due to lower consulting revenue of $518,000 and $2.5 million for the three and nine month periods in 2006 as compared with the same periods in 2005 primarily as a result of one service provider customer in North America ordering less consulting services than previous quarters. These decreases in consulting revenues were partially offset by increases in maintenance revenue of $348,000 and $1.2 million in the three and nine month periods in 2006 as compared with the same periods in 2005 arising from maintenance contracts related to new license transactions.

Revenue from customers outside the United States accounted for approximately 19% and 22% of our total revenue for the three and nine month periods ended September 30, 2006, compared with 21% and 23% for the three and nine month periods ended September 30, 2005.

Cost of license fees

Cost of license fees consists primarily of costs related to third-party royalty fees under license arrangements for technology embedded in or resold with our products. Cost of license fees decreased to $119,000 in the three months ended September 30, 2006 from $123,000 in the three months ended September 30, 2005. Cost of license fees for the nine months ended September 30, 2006 decreased to $333,000 from $440,000 for the same period in 2005. These decreases primarily resulted from the sale of less third-party software in the three and nine months ended September 30, 2006 compared with the same periods in the prior year.

Cost of services

Cost of services consists primarily of compensation costs, travel costs, related overhead expenses for professional services personnel, payments made to third parties for subcontracted consulting services and outsourced hosting fees. Cost of services increased to $4.0 million for the three months ended September 30, 2006 from $3.5 million for the three months ended September 30, 2005. This increase was primarily due to restructuring charges of $184,000 relating to our reduction in workforce and increases in compensation related costs, third party consulting fees and outsourced hosting fees. Cost of services for the nine months ended September 30, 2006 decreased to $10.4 million from $10.6 million for the same period in 2005. This decrease was primarily due to decreases in the use of third party consultants.

Included in the cost of services for the three and nine months ended September 30, 2006 was $87,000 and $210,000 of stock-based compensation expense. There were no comparable expenses in the same periods last year, because we adopted the provisions of SFAS 123R effective January 1, 2006.

Operating Expenses

Research and development. Research and development costs are expensed as incurred. Research and development expense consists primarily of compensation costs, consulting expenses and related overhead costs for research and development personnel. Research and development expense decreased to $2.3 million for the three months ended September 30, 2006 from $2.7 million for the three months ended September 30, 2005. Research and development expense decreased to $7.1 million for the nine months ended September 30, 2006 from $8.5 million for the same period in 2005. These decreases were primarily due to decreases in salary and related expenses as a result of lower headcount and decreases in third-party consulting costs. Included in research and development expense for the three and nine months ended September 30, 2006 was $83,000 and $301,000 of stock-based compensation expense. There were no comparable expenses in the same periods last year, because we adopted the provisions of SFAS123R effective January 1, 2006.

Sales and marketing. Sales and marketing expense consists primarily of compensation costs, including salaries, sales commissions and related overhead costs for sales and marketing personnel and promotional expenses, including public relations, advertising and trade shows. Sales and marketing expense increased to $6.0 million for the three months ended September 30, 2006 from $5.3 million for the three months ended September 30, 2005. The increase was primarily due to a restructuring charge of $338,000 relating to our reduction in workforce, increases in recruiting expenses and commission expenses offset by a decrease in salaries and related costs due to lower headcount. Sales and marketing expense decreased to $17.0 million for the nine months ended September 30, 2006 from $18.4 million for the same period in 2005. The decrease was primarily due to lower variable compensation expenses, including lower sales commissions resulting from fewer license sales, a decrease in salary and related expenses as a result of lower headcount, and fewer events and tradeshows. Included in sales and marketing expenses for the three and nine months ended September 30, 2006 was $219,000 and $592,000 of stock-based compensation expense. There were no comparable expenses in the same periods last year, because we adopted the provisions of SFAS123R effective January 1, 2006.

General and administrative. General and administrative expense consists primarily of compensation costs and related overhead costs for administrative personnel and professional fees for legal, accounting and other professional services. General and administrative expense increased to $2.7 million for the three months ended September 30, 2006 from $2.1 million for the three months ended September 30, 2005. General and administrative expense increased to $7.7 million for the nine months ended September 30, 2006 from $6.4 million for the same period in 2005. This increase was primarily due to a restructuring charge of $194,000 relating to our reduction in workforce, increases in salary expense due to executive transitions and third-party consulting fees. Also included in general and administrative expenses for the three and nine months ended September 30, 2006 is $415,000 and $1.2 million of stock-based compensation expense. There were no comparable expenses in the same periods last year, because we adopted the provisions of SFAS123R effective January 1, 2006.

Stock-based compensation. On January 1, 2006, we adopted Statement of Financial Accounting Standards No. 123 (revised 2004), “Share-Based Payment,” (SFAS 123R) which requires the measurement and recognition of compensation expense for all share-based payment awards made to employees and directors including employee stock options and employee stock purchases based on estimated fair values. Prior to January 1, 2006, we accounted for share-based payments to employees using the intrinsic value method under APB Opinion No. 25, as permitted by SFAS 123, and, as such, generally recognized no compensation cost for employee stock options or employee stock purchases in our financial statements.

We elected the modified prospective transition method for adopting SFAS 123R which requires the application of the accounting standard as of January 1, 2006, the first day of our 2006 fiscal year. Under this transition method, compensation cost recognized in the three and nine months ended September 30, 2006, includes the proportionate amounts of: (a) compensation cost for all stock-based payments granted prior to, but not yet vested as of, December 31, 2005 based on the grant-date fair value estimated in accordance with the original provisions of SFAS 123 and previously presented in the pro-forma footnote disclosures, and (b) compensation cost of all stock-based payments granted subsequent to January 1, 2006 based on the grant-date fair value estimated in accordance with the new provisions of SFAS 123R. Prior periods have not been re-stated to reflect the impact of SFAS 123R.

For the three and nine months ended September 30, 2006, we recorded $804,000 and $2.3 million respectively in stock-based compensation expense. At September 30, 2006, there was $8.7 million of unrecognized compensation expense related to existing options outstanding as of September 30, 2006 which is expected to be recognized over a weighted average period of 3.4 years.

Prior to the adoption of SFAS 123R, our Board of Directors approved the acceleration of vesting of certain unvested and out-of-money stock options with exercise prices equal to or greater than $5.00 per share previously awarded to employees, including our executive officers, under our equity compensation plans. The acceleration of vesting was effective for stock options outstanding as of December 21, 2005. Options to purchase approximately 3.0 million shares of common stock or 32% of our then outstanding unvested stock options were subject to this acceleration. The weighted average price of the options that were accelerated was $7.02. The acceleration of the vesting of these stock options resulted in an approximate total savings of $12.0 million of future compensation expense that would have impacted expenses through the third quarter of 2009. The options accelerated excluded options previously granted to members of the Board of Directors, employees who had terminations pending and foreign employees who opted out of the acceleration for tax reasons. For all officers and vice-presidents (non-officers) the acceleration was accompanied by restrictions imposed on any shares that may in the future be purchased through the exercise of accelerated stock options. Those restrictions prevent the sale of any such shares prior to the date such shares would have originally vested had the optionee been employed on such date (whether or not the optionee is actually an employee at that time). The purpose of the acceleration was to enable us to avoid recognizing compensation expense associated with these options in our Consolidated Statements of Operations upon the adoption of SFAS 123R on January 1, 2006.

Interest income and other, net. Interest income and other, net increased to $1.8 million for the three months ended September 30, 2006 from $909,000 for the three months ended September 30, 2005. Interest income and other, net increased to $4.7 million for the nine months ended September 30, 2006 from $2.5 million for the same period in 2005. These increases were primarily due to an increase in interest income due to higher interest rates earned on our marketable securities. The increase for the three months ended September 30, 2006 over the same period in 2005 is also due to a one-time payment of $295,000 that we received in the third quarter of 2006 in settlement of a contractual dispute.

Provision for income taxes. The income tax provision increased to $72,000 for the three months ended September 30, 2006 from a $59,000 tax benefit for the three months ended September 30, 2005. The income tax provision increased to $333,000 for the nine months ended September 30, 2006 from $126,000 for the same period in 2005. This increase was primarily due to foreign withholding taxes related to international customer payments.

Each quarter, we evaluate the realizability of our deferred tax assets. At September 30, 2006, we had recorded a full valuation allowance against our deferred tax assets based on the realization criteria outlined in the applicable accounting literature. Amongst other important factors, we have considered and will continue to consider our history of earnings and our ability to generate pre-tax income in the future. Giving appropriate consideration to all the relevant factors and assuming we perform as we expect in the future, we believe the release of a portion of our valuation allowance will be appropriate at some point in the future. This would result in an income tax benefit within the statement of operations in the period of adjustment.

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

Operating Activities

Net cash provided by (used in) operating activities was $453,000 and $(3.5) million for the nine months ended September 30, 2006 and 2005, respectively. Net cash provided by operating activities for the nine months ended September 30, 2006 was primarily due to cash collections during the period, which contributed to a reduction in accounts receivable of $10.4 million. The reduction in accounts receivable was offset by a net loss of $8.2 million, adjusted for amounts which did not require the use of cash of $4.0 million. These non-cash items primarily include depreciation, amortization and stock-based compensation expense. Net cash used in operating activities for the nine months ended September 30, 2005 was primarily the result of net income of $3.3 million offset by an increase in accounts receivable, net of $3.3 million and a decrease in deferred revenue of $5.2 million.

Investing Activities

Net cash provided by (used in) in investing activities was $(7.2) million and $5.1 million for the nine months ended September 30, 2006 and 2005, respectively. Net cash used in investing activities for the nine months ended September 30, 2006, was due to the purchases of property and equipment of $(478,000) and by the net purchases in marketable securities of $(6.8) million. Net cash provided by investing activities for the nine months ended September 30, 2005, was due primarily to the sale and maturity of $77.7 million of short term investments, offset by purchases of $71.8 million in short term investments and the purchase of property and equipment of $1.0 million.

Financing Activities

Net cash generated by financing activities was $1.9 million for the nine months ended September 30, 2006 and $1.1 million for the nine months ended September 30, 2005. Net cash provided by financing activities was attributable to net proceeds from the purchase of common stock under the employee stock purchase plan and the exercise of employee stock options. In the second quarter of 2005, our board of directors authorized the repurchase of up to 2,000,000 outstanding shares of our common stock. To date, we have repurchased 192,598 shares of outstanding common stock at a cost of $922,294 or an average cost of $4.76 per share, excluding commissions. No purchases have been made since the second quarter of 2005.

Working Capital and Capital Expenditure Requirements

At September 30, 2006, we had stockholders’ equity of $130.5 million and working capital of $116.6 million. Included as a reduction to working capital is deferred revenue of $10.3 million, which will not require dollar-for-dollar of cash to settle, but will be recognized as revenue in the future. We believe that our existing cash balances will be sufficient to meet our working capital requirements and stock repurchase program, as well as our planned capital expenditures for at least the next 12 months.

A sustained period of losses, such as the loss we incurred in the first three quarters of 2006, would likely result in an increased net usage of cash to fund our operating activities. Also, if we require additional capital resources to grow our business internally or to acquire complementary technologies and businesses at any time in the future, we may seek to sell additional equity or debt securities. The sale of additional equity or debt securities could result in more dilution to our stockholders. Financing arrangements may not be available to us, or may not be available in amounts or on terms acceptable to us.

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

As of September 30, 2006, we held $18.5 million in cash and cash equivalents consisting of highly liquid investments having original maturity dates of no more than 90 days. Declines of interest rates over time would reduce our interest income from our highly liquid marketable securities. Based upon our balance of cash and cash equivalents, a decrease in interest rates of

100 basis points would cause a corresponding decrease in our annual interest income of approximately $185,000. Due to the nature of our highly liquid cash equivalents, a change in interest rates would likely not materially change the fair market value of our cash and cash equivalents.

As of September 30, 2006, we held $104.0 million in marketable securities, which consisted primarily of corporate bonds, government debt securities maturing in less than eighteen months and market auction securities resetting in less than forty-five days. The weighted average interest rate of our portfolio was approximately 5.16% at September 30, 2006. A decline in interest rates over time would reduce our interest income from our marketable securities. A decrease in interest rates of 100 basis points would cause a corresponding decrease in our annual interest income of approximately $1.0 million. Due to the nature of our highly liquid cash equivalents, a change in interest rates would likely not materially change the fair market value of our marketable securities.

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

There were no changes in our internal control over financial reporting during the quarter ended September 30, 2006 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II: OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

Except as noted below, there are no material changes in the status of our legal proceedings from those described in our Annual Report on Form 10-K for the year ended December 31, 2005, as updated in our Quarterly Reports on Form 10-Q for the quarters ended March 31, 2006 and June 30, 2006.

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

White v. Basu et al. is a derivative shareholder complaint filed in the Superior Court of the State of California for the County of San Mateo. This complaint was filed on behalf of the Company as a nominal defendant against certain of our directors and former directors and alleges that the director defendants harmed the Company by making or permitting the Company to make false and misleading statements between January 20, 2004 and October 1, 2004. On September 30, 2006, the court denied Defendants’ demurrer to the plaintiffs’ First Amended Complaint. Defendants’ answer was filed November 6, 2006.

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

In prior years, we licensed a significant portion of our software on a term basis in which revenue was recognized ratably over the length of the agreement with the customer. In recent periods, however, we typically licensed our software on a perpetual basis in which we recognize the license revenue upfront, assuming all criteria for revenue recognition have been met. As we shifted to a perpetual licensing model, we have become dependent on a few customer contracts with upfront license revenue for a substantial portion of our revenue in any one quarter. In addition, a significant portion of our total revenue each quarter comes from a number of orders received in the last month of a quarter. In previous quarters, we failed to close expected perpetual licenses with upfront revenue. If we continue to fail to close orders expected to be completed by the end of a quarter, particularly if these orders are for perpetual licenses with upfront revenue, or if there is any cancellation of or delay in the closing of orders, particularly any large customer orders, our quarterly results would suffer.

Because a small number of customers have historically accounted for and may in future periods account for substantial portions of our revenue, our revenue could decline because of delays or losses of specific customer orders.

A small number of customers have historically accounted for, and may in future periods account for, substantial portions of our revenue. For the quarter ended September 30, 2006, one customer accounted for 21% of our total revenue. Our consumer technology support services initiative, if successful, would reduce our dependence on large transactions, from a small number of customers. However, in the near term we are likely to continue to derive a significant portion of our revenue from large transactions. Therefore our revenue could decline because of the loss or delay of a single customer order. Additionally, we may not obtain new customers. The failure to obtain significant new customers, particularly customers that purchase perpetual licenses with upfront payments, the loss or delay of significant customer orders and the failure of existing customers to pay ongoing fees when due would harm our operating results.

Our recently announced consumer technology services initiative will increase operating expenses without any assurance of yielding increased revenue.

In April of 2006, we named Joshua Pickus as President and Chief Executive Officer of SupportSoft. Mr. Pickus conducted an evaluation of our business operations and market opportunities which concluded in July 2006. Following this evaluation, we announced a plan to (1) strengthen our current business through more effective deployment and management of resources, and (2) extend our business by providing consumer technology support services in an effort to achieve sustained long term revenue growth. In addition to continuing to offer our software to technology service providers and enterprises, we plan to offer technology support services to consumers through call-center based experts using our technology. Although we believe this new business initiative is complementary to our core business, there can be no assurance that we will be able to offer these new services in a cost-effective or timely manner. We have limited experience in servicing consumers directly and in management call centers, including outsourced call centers, and we expect to spend significant cash and incur increased operating expenses to restructure SupportSoft to align with this new initiative, to obtain the human capital necessary to support this initiative, and to promote our brand directly to consumers. There can be no assurance that these investments will yield increased revenue to offset the expenses. Furthermore, this new business initiative, if not favorably received by consumers, could damage the reputation of our core business as well as strain our management, financial and operational resources necessary to maintain our core business. The lack of market acceptance of such efforts or our inability to generate satisfactory revenue from such expanded services to offset their cost could have a material adverse effect on our business, prospects, financial condition and results of operations.

 We were not profitable for the first three quarters of 2006 and are likely to continue to sustain a loss.

Although we have been profitable on an annual basis since 2003, we were not profitable for the first three quarters of 2006. Our expenditures could continue to exceed our revenue in future periods, thus preventing us from achieving or maintaining profitability on a quarterly or annual basis. To achieve and maintain profitability, we will need to generate and sustain substantially higher revenue while maintaining reasonable cost and expense levels. If we fail to achieve profitability, the market price of our common stock will likely decline. We may not achieve profitability if our revenue does not increase or if revenue increases more slowly than we expect. In addition, our operating expenses are largely fixed in any given quarter and any shortfall in anticipated revenue in any quarter could harm our results for such period. Finally, a sustained period of losses would also likely result in an increased net usage of cash to fund our operating activities.

Although we intend to leverage many of our existing resources, we anticipate making significant additional investments in support of our consumer technology support services initiative including investments in establishment of our expert call center and additional personnel. We expect that theses additional investments will precede any revenue from our new business initiative. As a result, we currently expect to incur losses in our business for the foreseeable future. See risk factor relating to our new business initiative under Item 1A, “Risk Factors.”

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

Management’s ability to accurately predict performance is affected in large part by a significant portion of our total revenue being dependant upon the closing of new large customer orders. In addition, our guidance is based in part upon the expectation of new product sales and services offerings with which we have a limited history and as a result it is difficult to evaluate our future revenue from these products. In the event we fail to close orders expected or forecasted to be completed, our results will not meet our guidance or the expectations of securities analysts or investors, which would likely cause the market price of our common stock to decline.

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

We have alliances with third parties that are important to our business. Our existing relationships include those with software and hardware vendors, and relationships with companies who provide outsourced support and service capabilities to enterprise customers. If these relationships fail, we may have to devote substantially more resources to the sales and marketing of our products and services than we would otherwise, and our efforts may not be as effective. For example, companies that provide outsourced support and services often have extensive relationships with our existing and potential customers and significant input in the purchase decisions of these customers. In addition, we may establish relationships with third party resellers and other sales partners as we expand into geographic regions such as Europe and Asia. Our failure to maintain existing relationships, or to establish new relationships with key third parties, could significantly harm our ability to sell our products and services. In addition, our competitors may have strong alliances with other companies, including hardware providers, which could impact our ability to obtain greater market share, participate in deals where hardware and software are sold together, or require us to reduce the price of products and services, which could harm our business, financial condition and operating results.

Additionally, our consumer technology support services initiative will require us to establish relationships with third parties who will refer customers to us as well as with third parties to which we intend to outsource much of our call center services. Failure to establish or maintain these relationships on acceptable terms or at all could materially and adversely affect the success of this initiative.

If the growth of demand for digital services by subscribers of digital services providers does not continue or if demand by digital service providers for our software does not continue, our ability to increase our revenue could suffer.

Our ability to increase our revenue will depend in part on increased demand for digital services. If this demand does not grow as rapidly or to the extent we anticipate, our business could suffer. The growth of digital services is uncertain and will depend in particular upon the availability, at a reasonable price, of such digital services, the building of infrastructure to support such services, the availability of competitive products, and the reliability of such services.

Even if the demand and deployment of digital services grows, we may not be able to grow our revenue because our products for new digital services are relatively new and unproven and have not generated significant revenue to date.

We are seeking to increase our international revenues and if our revenue from this effort does not exceed the expense of establishing and maintaining international operations, our business could suffer.

We are seeking to increase our international revenues.  For the year ended December 31, 2004 international revenue was 11% of total revenue and for the year ended December 31, 2005 international revenue was 21% of total revenue. For the nine months ended September 30, 2006, international revenue was 22% of total revenue. We have limited experience in international operations and may not be able to compete effectively in international markets or effectively manage our operations in various countries. If we do not generate enough revenue from international operations to offset the expense of these operations, our business and our ability to increase revenue and enhance our operating results could suffer. Risks we face in conducting business internationally include:

•                  costs of staffing and managing international operations;

•                  smaller customers with less ability to pay United States rates for the software;

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

Clients that license our software typically engage our professional services organization to assist with installation and implementation of our software and related consulting services. Revenue from professional services represented a substantial portion of our total revenue for the three and nine months ended September 30, 2006. We plan to further increase the number of services personnel, especially internationally, to meet customer needs. We may not be able to recruit the services personnel we need or retain our current services personnel because competition for qualified services personnel is intense. New services personnel will require training and education and take time to reach full productivity.

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

Since April 2006, we have appointed a new CEO, Senior Vice President of Sales, Senior Vice President of Global Services and Chief Marketing Officer. The efforts in integrating new management may divert attention from other business concerns and disrupt our ongoing business, especially in the short term. Our success will depend to a significant extent on the ability of these executives to function effectively in their new roles and our ability to retain the services of these new executives.  If  these executives do not function effectively or if we lose the services of one or more of our executives or key employees, our business could be harmed.

Our exposure to the credit risks of our customers and resellers may make it difficult to collect receivables and could adversely affect our operating results and financial condition.

Industry and economic conditions have weakened the financial position of some of our customers in the cable and telecommunications industries, which are industries from which we derive a substantial portion of our total revenue, and these businesses have traditionally been highly leveraged businesses. To sell to some of these customers, we may be required to take risks of uncollectible accounts. We may be exposed to similar risks relating to third party resellers and other sales partners, as we intend to increasingly utilize such parties as we expand into new geographic regions. Additionally, as we have expanded our business internationally we have experienced longer payment terms and collection cycles from customers outside the United States. While we monitor these situations carefully and attempt to take appropriate measures to protect ourselves, it is possible that we may have to write down or write off doubtful accounts. Such write-downs or write-offs would negatively affect our operating results for the period in which they occur, and, if large, could have a material adverse effect on our operating results and financial condition.

Our products depend on and work with products containing complex software, and if our products fail to perform properly due to errors in the software, we may need to devote resources to correct the errors or compensate for losses from these errors and our reputation could be harmed.

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

Additionally we will be using our own products to diagnose and resolve consumer technology problems in our new business initiative. If our products fail to perform well in this environment, our new business initiative could suffer and may not be successful.

Our reported results of operations will continue to be materially and adversely affected by our adoption of SFAS 123R.

Statement of Financial Accounting Standards No. 123 (revised 2004), Share-Based Payment (SFAS 123R), became effective in our first quarter of 2006, and has resulted in our recognition of substantial compensation expense relating to our employee stock options and employee stock purchase plans. Historically, we generally have not recognized in our statement of operations any compensation expense related to stock option grants we issue under our stock option plans or the discounts we provide under our employee stock purchase plans. Under the new rules, we are required to measure the compensation expense related to employee stock awards on a fair value basis, which leads to substantial additional compensation expense and a material adverse effect on our reported results of operations.

If we are unable to maintain effective disclosure controls and procedures, including our internal control over financial reporting, our ability to report our financial results on a timely and accurate basis may be adversely affected.

We have evaluated our “disclosure controls and procedures” as such term is defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as well as our internal control over financial reporting as required by Section 404 of the Sarbanes-Oxley Act of 2002. Our independent registered public accounting firm has performed a similar evaluation of our internal control over financial reporting. Effective controls are necessary for us to provide reliable financial reports and effectively prevent fraud. If we cannot provide reliable financial reports or prevent fraud, our operating results could be harmed. As of December 31, 2005, we concluded that our internal control over financial reporting were effective. However, in 2004 we had material weaknesses in our internal controls and we cannot be certain that we will continue to have adequate controls over our financial processes and reporting in the future. If weaknesses are identified, our ability to report our financial results on a timely and accurate basis may be adversely affected. In addition, if we cannot maintain effective internal control over financial reporting and disclosure controls and procedures, investors may lose confidence in our reported financial information, which could have a negative effect on the trading price of our common stock.

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

As we enter the market for consumer technology support services, we expect to compete against a set of competitors different than the competitors against whom we have historically competed, including electronics retailers offering on-site technology support services, companies offering online technology support services and companies offering local technology support services. Certain of these anticipated competitors have longer operating histories, significantly greater financial, technical and other resources, stronger strategic alliances or greater name recognition than we do.

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

Other parties may assert intellectual property infringement claims against us or our customers and our products may infringe the intellectual property rights of third parties. For example, our products may infringe issued patents that may relate to our products. In addition, as is increasingly common in the software industry, we may be confronted with the aggressive enforcement of patents by companies whose primary business activity is to acquire patents for the purpose of offensively asserting them against other companies.  Intellectual property litigation is expensive and time-consuming and could divert management’s attention from our business. If there is a successful claim of infringement, we may be required to develop non-infringing technology or enter into royalty or license agreements which may not be available on acceptable terms, if at all. Our failure to develop non-infringing technologies or license the proprietary rights on a timely basis would harm our business.

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

The Sarbanes-Oxley Act of 2002, as well as new rules subsequently implemented by the Securities and Exchange Commission and the Nasdaq Global Market, have required changes in corporate governance practices of public companies.

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

None.

ITEM 5. OTHER INFORMATION.

None.

ITEM 6. EXHIBITS

Exhibits. –

31.1 Chief Executive Officer Section 302 Certification

31.2 Chief Financial Officer Section 302 Certification

32.1 Statement of the Chief Executive Officer under 18 U.S.C. § 1350(1)

32.2 Statement of the Chief Financial Officer under 18 U.S.C. § 1350(1)

(1)

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

November 8, 2006

SUPPORTSOFT, INC.

	By:	/s/ KEN OWYANG
Ken Owyang
Chief Financial Officer and
Senior Vice President of Finance and
Administration
(Principal Financial Officer, Chief Accounting
Officer and Duly Authorized Signatory)

EXHIBIT INDEX TO SUPPORTSOFT, INC.

QUARTERLY REPORT ON FORM 10-Q

FOR THE QUARTER ENDED SEPTEMBER 30, 2006

31.1	Chief Executive Officer Section 302 Certification
31.2	Chief Financial Officer Section 302 Certification
32.1	Statement of the Chief Executive Officer under 18 U.S.C. § 1350(1)
32.2	Statement of the Chief Financial Officer under 18 U.S.C. § 1350(1)

(1)

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