Form 10-K
period 2006-12-31
SUPPORTSOFT INC
filed 2007-03-16
CIK 1104855

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒                               ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2006

OR

☐                                  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Transition Period from                         to

Commission File No. 000-30901

SUPPORTSOFT, INC.

(Exact Name of Registrant as Specified in Its Charter)

Delaware	94-3282005
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)
1900 Seaport Boulevard, 3rd Floor, Redwood City, CA	94063
(Address of Registrant’s Principal Executive Offices)	(Zip Code)

Registrant’s telephone number including area code: (650) 556-9440

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock, $.0001 par value	The NASDAQ Stock Market LLC

Securities registered pursuant to Section 12(g) of the Act: NONE

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

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

The aggregate market value of the registrant’s common stock, $.0001 par value, held by non-affiliates of the registrant was approximately $144,440,648 based upon the closing price of $3.94 per share as of June 30, 2006. Shares of common stock held by each executive officer, director, and stockholders known by the registrant to own 10% or more of the outstanding stock based on Schedule 13G filings and other information known to us, have been excluded since such persons may be deemed affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

As of March 8, 2007, there were 45,486,342 shares of the registrant’s common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Part III, Items 10 (as to directors, section 16(a) beneficial ownership and audit committee and audit committee financial expert), 11, 12 (as to beneficial ownership), 13 and 14 incorporate by reference information from the registrant’s definitive proxy statement (the “Proxy Statement”) to be mailed to stockholders in connection with the solicitations of proxies for its 2007 annual meeting of stockholders scheduled to be held on May 23, 2007. Except as expressly incorporated by reference, the registrant’s Proxy Statement shall not be deemed to be part of this report.

SUPPORTSOFT, INC.

FORM 10-K

FOR FISCAL YEAR ENDED DECEMBER 31, 2006

FORWARD-LOOKING STATEMENTS

The statements contained in this Report on Form 10-K that are not purely historical are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, including statements regarding our expectations, beliefs, intentions or strategies regarding the future. Words such as “anticipates,” “expects,” “intends,” “plans,” “believes,” “seeks,” “estimates” and similar expressions identify such forward-looking statements. These forward-looking statements are subject to risks and uncertainties that could cause actual results to differ materially from those indicated in the forward-looking statements. These are statements that relate to future periods and include, but are not limited to, statements relating to anticipated features and benefits of our current products and services and those that we intend to offer in the future; anticipated customer demand for features and benefits provided by our products and services; the impact on our business from our new consumer technology support initiative; our industry and trends, such as the changing competitive landscape as a result of growing complexity in technologies; our strategy and components of our strategy, including our intentions to expand internationally and the potential international market opportunities for our solutions, to strengthen our indirect channels, our plan to establish new strategic relationships and our product development and service offering strategies and future plans; our anticipated competition with respect to our consumer offering; the development of our professional services organization; our strategic alliances and distribution relationships; expected results, cash flows and expenses, including those related to sales and marketing, research and development and general and administrative; expected revenue and sources of revenue; anticipated mix of revenue; expected impact, if any, of legal proceedings; expected seasonality in our business; the adequacy of liquidity and capital resources; the growth in business and operations; and the effect of recent accounting pronouncements. Factors that could cause actual results to differ materially from those predicted, include but are not limited to, our dependence on a small number of relatively large orders, our ability to attract and retain customers for existing and new services and to achieve adoption and acceptance of our products and services, the ability of our products and service offerings to achieve market penetration, our ability to use or integrate third-party technologies and to expand infrastructure to meet the demand for our services, our ability to expand internationally, our ability to attract and retain key employees, our ability to control expenses, the success of our strategic relationships, lack of renewals or payments for license agreements, the impact of international conflict and continued economic downturns in either domestic or foreign markets and the resulting changes in the amount of technology spending by customers and prospects, the effects of ongoing litigation, the rapid pace of technological change and the strength of competitive offerings and our ability to address our material weakness in our internal control over financial reporting. Additional factors, which could cause actual results to differ materially, include those set forth in the following discussion, and, in particular, the risks discussed in Item 1A, “Risk Factors.” These forward-looking statements speak only as of the date hereof. Unless required by law, we undertake no obligation to update publicly any forward-looking statements.

PART I

ITEM 1.                BUSINESS.

Overview

SupportSoft is a leading provider of software and services that automate the resolution of technology problems.  Our solutions reduce technology support costs, improve customer satisfaction and enable new revenue streams for organizations worldwide.  We recently expanded our offerings and now provide technology support directly to consumers.

Our corporate customers are digital service providers (telecommunications and cable companies) and corporate IT departments.  Digital service providers use our products to automate the installation, activation and verification of broadband services, to reduce the cost and improve the quality of support for customers, to enable the remote management of devices located at customer premises, and to provide value-added services to consumers.  Corporate IT departments and managed service providers (IT outsourcing firms) use our software to improve the cost-effectiveness and efficiency of their support through an integrated portfolio of proactive service, self service and assisted service capabilities.

In the second half of 2006, we announced a new offering to address the consumer technology support market.  This offering is an extension of our traditional business and relies upon our products, technology and expertise in technology problem resolution. The new offering provides computer problem resolution for consumers over the phone and the Internet.  We offer our consumer technology support services through www.support.com and through consumer-facing companies such as PC manufacturers and digital service providers.

Industry Background

Technology has become a fundamental part of everyday life.  Devices such as personal computers, cellular phones, personal digital assistants, digital cameras and home networks, and digital services such as high speed data, video over DSL (IPTV) and voice over Internet Protocol (VoIP), are increasingly common.  As technology has become more prevalent, technology problems, whether with individual devices or systems incorporating multiple devices, have proliferated.  As a result, we believe the need for efficient and effective technology support, both inside and outside the workplace, has become pressing.

For digital service providers, the availability of high speed data, IPTV and VoIP services, often refered to as “triple play,” has changed the competitive dynamics worldwide. We expect these dynamics to change further and grow in complexity as wireless services grow in popularity and “triple play” evolves to “multi-play.” The change in the competitive landscape that triple play has wrought causes digital service providers to offer a broader and more complex range of services.  With these services has come a growing number of technology problems for subscribers, which we believe digital service providers must address efficiently and effectively to succeed in the marketplace.

Inside the enterprise, corporate IT departments are tasked with managing, supporting and servicing an expanding array of technologies used by employees. This challenge, combined with a redefinition of the workplace to include the office, the home and any point between, has made keeping the enterprise secure from virus attacks, maintaining business critical applications and responding to end-user requests for assistance an increasingly difficult and expensive task.

The traditional approach that organizations have embraced to address these challenges relies upon call centers and help desks resolving problems in a largely manual fashion.  This approach to meeting technology support needs has been ineffective for many organizations, given its costly and time-intensive nature. This approach has also been inadequate for consumers, who require an increasing amount of assistance to manage the technology that now pervades their lives.

Strategy

SupportSoft is a leading provider of support automation solutions, supplying companies worldwide with technology designed to facilitate the identification, diagnosis and resolution of technology-related problems. Our strategy includes the following initiatives:

Enter Consumer Technology Support Market

Based on our own research and the success of early market entrants, we believe there is an opportunity to provide fee-based technology support to consumers.  We also believe that our products, technology and expertise in technology problem resolution equip us well to participate in this market.  To capitalize on this opportunity, we are offering technology support to consumers over the phone and the Internet through www.support.com.  We are also offering hosted consumer technology solutions through consumer-facing partners such as PC manufacturers and digital service providers.

Expand Internationally

Historically, our presence in international markets has been limited, and we believe we have an opportunity to expand our international business. We believe the digital service provider market overseas represents a growth opportunity for us. We also believe that there are opportunities for our solutions in corporate IT departments overseas that we have not previously addressed. We have recently expanded our sales efforts internationally to address these international opportunities.

Strengthen Indirect Channels to Market

We are seeking to strengthen and expand relationships with key hardware and services companies who provide complementary products or services.  We have established relationships with a number of consumer premises equipment (CPE) manufacturers and managed service providers.  We plan to enhance existing relationships and establish new ones to broaden our routes to market.

Deliver Packaged Solutions

We have traditionally offered comprehensive solutions with extensive feature sets. While these solutions can provide substantial value, they also require significant implementation effort.  In our next generation of products and services, we are tailoring our offerings to include targeted solutions with shorter implementation cycles designed to achieve accelerated return on investment.  We believe these packaged offerings can expand the addressable market for our solutions.

Enhance Digital Service Provider Solutions

The triple play of high speed data, IPTV and VoIP services is changing the dynamics of the digital service market worldwide. We believe that service providers are looking for proven solutions which can enable them to deal with the complexities of installation, activation, verification, management and on-going support of these services for new and existing subscribers.  We are enhancing our existing products and developing new products to help digital service providers address a number of the key challenges related to supporting these new services.  These products are being designed to provide value to both established firms and emerging providers.

Enhance Solutions for Corporate IT Departments

As corporate IT departments and managed service providers face the ever increasing complexities of supporting remote and mobile workforces with a wide variety of new technologies, our proven solutions can both reduce cost and improve effectiveness through automation.  We are enhancing our existing products and developing new products to help corporate IT departments and managed service providers address a number of key challenges.  These products are being designed to provide value to enterprises of many sizes.

Products

For corporate customers, we offer a number of products suitable for both digital service providers and corportate IT departments.  We also offer certain products targeted specifically at digital service providers.  We have recently introduced solutions for the consumer technology support market that build upon our established offerings.

Products that are suitable for both for digital service providers and corporate IT departments include the following:

Desktop Agent.   The SupportSoft agent is a desktop application that identifies, diagnoses and corrects potential problems prior to their impact on a user.  Additionally, should a user need to call a customer service representative or help desk analyst, the SupportSoft agent provides permission-based tools for speeding the call by transferring system level information to the analyst electronically.  For digital service providers, this product can diagnose and resolve connectivity and email issues as well as other common problems that are faced by high-speed data subscribers.  For corporate IT departments, this product also supports the proactive resolution of problems through the delivery of updates to desktops.

Self-Service Suite.   Self-Service Suite is an integrated set of products designed to bring together knowledge automation capabilities and service request management capabilities to support users who require web-based answers to technology-related issues, automated fixes to technology problems, or the ability to submit requests for assistance. The Self-Service Suite includes the SupportSoft Knowledge Center and RequestAssist products described below.

Intelligent Assistance Suite.   Intelligent Assistance Suite is an integrated set of products designed to provide technical support representatives with a full set of capabilities to speed problem resolution.  The Intelligent Assistance Suite includes the SupportSoft Knowledge Center, AnalystAssist, RemoteAssist, LiveAssist and EmailAssist products described below.

Knowledge Center.   Knowledge Center is designed to automate the real-time creation, publication and management of knowledge-based content for technology problem resolution. Users can benefit from Knowledge Center solutions through their ability to quickly access personalized, self-service answers online, including access to automated “one-click-fixes.” Analysts can benefit from Knowledge Center software through functionality that allows them to access a rich repository of knowledge to speed problem resolution, including both structured and unstructured data. Knowledge Center content can be used to create consumer or employee facing self-service portals and/or call center or help desk facing content.

RequestAssist.   RequestAssist is designed to manage the complete lifecycle of request management, from identification through resolution. A Web-based interface lets end-users quickly create, submit or check the status of typical requests and incidents. RequestAssist incorporates capabilities to support rules-based escalation of requests to the appropriate analysts, as well as automated notification of such escalations via the Web or email.

RemoteAssist.   RemoteAssist is designed to enable analysts to remotely take control of a user’s computer to speed problem resolution. By remotely managing and controlling a device, an analyst can diagnose problems in detail.  This may include identifying whether the problem is at the application, hardware or operating system level, determining the necessary action to resolve the problem and implementing the resolution. No complex software installation or re-boot of the computer is typically required and a complete audit trail of all remote sessions is retained to expedite resolution should the problem be encountered again.

LiveAssist.   LiveAssist is designed to provide call center organizations and IT help desks with a full set of chat capabilities.  LiveAssist allows users and analysts to communicate directly with each other with a scalable, real-time chat solution enhanced by Web-push capabilities and access to relevant content.

EmailAssist.   EmailAssist is designed to provide call center organizations and IT help desks with tools to support e-mail support channels. EmailAssist enables analysts to create e-mail responses faster by leveraging standard content and also manages the escalation of e-mail created tickets.

AnalystAssist.   AnalystAssist is designed to provide call center organizations and IT help desks with a comprehensive set of diagnostic and problem resolution tools to solve technical problems remotely, without requiring on-site support. AnalystAssist also provides analysts with full visibility into the diagnostic tests performed, the tools used and the solutions provided to resolve the problem. AnalystAssist can be used by analysts during chat sessions using our LiveAssist product and during telephone sessions as well as in combination with our RemoteAssist product.

Products targeted specifically at digital service providers include:

SmartAccess.   SmartAccess is designed to automatically determine if a subscriber’s computing system qualifies for a broadband connection and, if so, enable self-installation of high-speed data service while providing a platform for the qualification, notification, installation, management and support of additional services. SmartAccess automates these front-end processes to enable auto-provisioning of services.

ServiceGateway.   ServiceGateway is designed to automate CPE configuration activities, such as firmware upgrades. ServiceGateway also enables analysts to take remote control of CPE devices, such as routers or gateways, to diagnose and solve problems on a “one-to-one” basis.

ServiceVerify.   ServiceVerify is designed to enable digital service providers to automatically verify the successful installation, activation and ongoing operations of high-speed data, IPTV and VoIP services.  ServiceVerify provides tools and service information to the service technician and dispatcher as well as the analyst. ServiceVerify can help technicians determine that the work has been performed correctly and the customer has access to all the services ordered before the technician leaves the job. ServiceVerify also provides analyst tools designed to rapidly diagnose and resolve problems when a customer calls with a service-related problem.

Service Automation Suite for Video.   Developed in conjunction with Scientific-Atlanta (a Cisco company), Service Automation Suite for Video can improve the way broadband cable service providers deliver high quality video services to their customers and enhance the consumer experience for digital cable delivery, while enabling customer-facing personnel such as installers, dispatchers and analysts to more effectively and efficiently uncover and resolve customer issues and problems.

Under the brand name of support.com, we currently offer technology support services directly to consumers.  We offer these services through our outsourced North American Solution Center, currently staffed with 25 solutions engineers.  These technical support professionals provide services over the telephone and the Internet, using our software solutions to identify, diagnose and resolve problems.  Key features of our consumer technology support services are the following: (1) our services are provided remotely, with technical experts available over the phone and the internet rather than through in-home or in-store appointments; (2) our services leverage our proprietary technology which is protected by eight patents; and (3) our services leverage our extensive knowledgebase of solving technology problems for digital service providers and corporate IT departments. Service offerings on support.com include:

Comprehensive Problem Resolution.   Our Comprehensive Problem Resolution service is designed to assist consumers with a wide range of computer-related problems.  Our solutions engineers use our technology to remotely identify, diagnose and resolve technical problems and to answer questions that customers have about their computers and related devices.

System Tune-Up.   Our System Tune-Up service is designed to enhance the performance of computers.  Our agents use our technology to remotely perform various tasks such as optimizing computer settings, removing unnecessary programs and content, and re-organizing and compacting computer hard disk contents.  This results in faster computer processes including computer start-up and shut-down, loading of programs and internet browsing as well as increased disk space.

Virus and Spyware Removal.   Our Virus and Spyware Removal service is designed to eradicate malicious software that may impact computer performance and threaten the consumer’s data.  Our agents use technology to remotely scan, identify and remove viruses and spyware and offer suggestions for continued protection.

Security Audit.   Our Security Audit service is designed to protect a computer from hackers and malicious software. Our agents use our technology to remotely perform various tasks such as configuring Internet firewalls, closing security holes in the operating system, and verifying that antivirus and anti-spyware software is installed and current.

Windows Vista™ Upgrade Assessment.   Our Windows Vista Upgrade Assessment service is designed to help determine if a computer can be upgraded to Microsoft Windows Vista™ as well as to recommend the most appropriate version of the new operating system.  In addition, our agents can answer customer questions about Windows Vista.

Digital Camera Training and Setup.   Our Digital Camera Training and Setup service is designed to help consumers connect, manage and share digital photos.  Our agents assist consumers with installing and configuring digital camera, photo management and photo editing software.  Our agents also train consumers how to transfer digital photos from the camera to the computer, share pictures over the Internet and obtain prints from online photo processing services.

MP3 Player Training and Setup.   Our MP3 Player Training and Setup service helps consumers learn how to transfer, download and organize digital music and audio books. Our agents assist consumers with installing and configuring software to connect an MP3 player to a computer, download music from an Internet music site, copy music from a CD to a computer, and organize music.

In addition to providing services through support.com, we also license technology solutions to partners for their use in providing services to consumers.  These consumer technology solutions are delivered to partners on a hosted basis for use by the partner’s call center agents.  System Tune-Up is currently available for license and the Virus and Spyware Removal service is expected to be available for license in the second quarter of 2007.

Technology

Our software provides self-healing capabilities designed to identify, diagnose and correct potential problems prior to their impact on the user.  If a user does require assistance, our products are designed to provide an integrated approach to escalating the problem to either self-service web-based portals or to analysts who use our products to deliver the appropriate resolution to the problem.  Many of our products have been architected to function on a common software platform which is based on a set of patented technologies.

Our technology is designed to enable our products to be extended and easily adapt to, and integrate with, varying software environments. Our solutions support a high degree of scalability using industry standard web server infrastructure and datacenter practices such as load balancing, clustering and data partitioning. Our products are web-based and provide similar functionality on a variety of web servers, application servers, operating systems and databases. The product architecture has been used in implementations that scale to several million endpoints. Common services such as user and group management, user-based security, user interface navigation, database access, extensible markup language handling, reporting and integration are shared by many of our products, allowing for faster product development.

Sales and Marketing

We maintain a worldwide sales organization to reach digital service providers and corporate IT departments. Our sales organization is managed geographically in three regions: the Americas; Europe, the Middle East and Africa; and Asia/Pacific. Within regions, some sales representatives sell specifically to digital service providers, some to corporate IT departments, and some to both.

The marketing organization works closely with the sales organization to create programs which build awareness of our solutions. The marketing organization uses a wide range of programs to build market awareness, including relationships with industry analysts, direct mail and relationship marketing programs, business and trade press tours, and participation in industry-specific trade shows. The marketing organization also creates collateral for the sales process.

For our consumer offerings, our customer acquisition program is currently focused on online marketing, primarily search, banners and viral programs, and terrestrial radio, as well as public relations activities.  We expect to expand our marketing activities as our consumer offering evolves. We have a consumer business development organization that establishes and manages relationships with partners through whom we make our consumer offerings available.

Customers

Representative digital service providers who have purchased our products and services include: Belgacom, BellSouth, Bharti, Casema, Carphone Warehouse (Talk Talk), Charter, Comcast, Cox, Essent Kabelcom, FastWeb, KPN, Ono, Portugal Telecom, TDC Kabel, TDC Solutions, TDC Switzerland, TeliaSonera, Time Warner Cable, UPC Broadband, Verizon, and other service providers worldwide. Representative companies that have licensed SupportSoft software for corporate IT operations and customer support requirements include: ADP, Bank of America, BT, Kimberly-Clark, Lockheed Martin, Marriott, Northrop Grumman, Sony Electronics, Symantec, Thomson Financial and Trend Micro. Representative managed service providers that have purchased our products to provide outsourced services to enterprises include: CGI, CSC, CompuCom, EDS and IBM.

Alliances

We establish alliances with other companies to expand the reach of our sales and marketing efforts.  We incorporate products from other companies, such as search engines, where we believe they will enhance the functionality of our products.

We work closely with CPE manufacturers and maintain an interoperability laboratory to test their hardware products against standards developed by the DSL Forum. Certain of these firms resell our products to digital service providers.

We have formed relationships with managed service providers that represent a customer base as well as a delivery option for our products. We have developed relationships with managed service providers, including CGI, CSC, CompuCom, EDS and IBM to address customer demand for outsourced IT services.

We have formed relationships with consumer facing companies in order to expand the reach of our consumer offerings.  We have relationships with a large personal computer manufacturer and a European digital service provider in which such firms use our System Tune-Up solution to provide computer performance enhancement services to consumers.  We have also established referral and affiliate programs which provide fees to third parties referring consumers to support.com.

Global Services

Our Global Services organization provides best practice solutions tailored to support our customers in maximizing value from our products.  Our services capabilities are divided into five core areas with the goal of guiding the customer through a successful deployment:

•       Project Planning and Management.  Builds comprehensive project plans in coordination with customers and partners with a goal of ensuring that budget, timeline and quality objectives are achieved.

•       Design and Implementation.  Provides architectural solution design, product integration and deployment services.

•       Education.  Trains customers and alliance partners in the design, implementation and support of our products.

•       Customer Support.  Responds to design, feature and deployment questions. We use our own software to provide an Internet support portal, titled ExpertExchange, in providing support to our customers. Under our standard maintenance contracts, our customers also receive generally available patches, enhancements and updates to the products they have purchased.

•       Strategic Services.  Educates customers on “best practices” for supporting and servicing users and moving from traditional support processes to more automated approaches.

Research and Development

We devote a substantial portion of our resources to developing new and enhanced versions of our support automation software, conducting product testing and improving our core technologies. Fundamental to our research and development strategy are rapid product development cycles, continuous improvement and customer feedback. We have created customer advisory councils with representatives from our customers to formalize this input. We use our own products in providing support to both corporate customers and consumers, thereby gaining real-time knowledge and experience with our own products.

Research and development expense was $9.2 million in 2006, $11.2 million in 2005, and $9.7 million in 2004.

Intellectual Property

As of December 31, 2006, we had eight patents in the United States. We also hold patents in China, Singapore and Israel and have a number of patent applications pending in other foreign jurisdictions. We may or may not seek additional patents in the future. We do not know if our current patent applications or any future patent application will result in a patent being issued with the scope of the claims we seek, if at all. Also, we do not know whether any patents we have or may receive will be challenged or invalidated. It is difficult to monitor unauthorized use of technology, particularly in foreign countries where the laws may not protect our proprietary rights as fully as in the United States, and our competitors may develop technology that competes with ours but nevertheless does not infringe our intellectual property rights.

We maintain a number of trademarks and service marks associated with our business.

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

Competition

We compete in markets that are highly competitive, subject to rapid change and significantly affected by new product introductions and other market activities of industry participants. Although we do not believe there is one principal competitor for all aspects of our offerings, we do compete with a number of other vendors.

Companies we encounter in competing for corporate customers include a broad range of publicly-traded and privately-held companies. In our digital service provider business, we compete with Motive, NGB, Fine Point Technologies, 2Wire, Alcatel, Motorola and Siemens. In our corporate IT business, our principal competition comes from companies such as ATG, BMC, CA, eGain, Hewlett Packard, Talisma, Kana, Knova and RightNow. In addition, we expect that internally developed applications will continue to be a significant source of competition in the foreseeable future. We believe that the principal competitive factors for our corporate offerings include the following:

•       Breadth and depth of product functionality;

•       Demonstrated customer success and return on investment;

•       Scalability of platform and integrated architecture;

•       Quality, performance and reputation of solutions;

•       Pricing;

•       Implementation services and support; and

•       Product innovation.

We believe that we presently compete favorably with respect to each of these factors. However, the markets for our products are still rapidly evolving, and we may not be able to compete successfully against current and potential competitors. Our ability to expand our business will depend on our ability to maintain our technological advantage, introduce timely enhanced products to meet growing support needs, deliver on-going value to our customers and scale our business. Our potential competitors may have longer operating histories, significantly greater financial, technical and other resources, stronger strategic alliances or greater name recognition than we have. Competition in our markets could reduce our market share or require us to reduce the price of products and services, which could harm our business, financial condition and operating results.

As we enter the market for consumer technology support, we expect to compete against a set of competitors different than the competitors against whom we have historically competed, including retailers offering on-site technology support services, companies offering online technology support services and companies offering local technology support services. Principal competitive factors in this market include breadth and depth of service offerings; quality of the consumer experience; pricing; brand recognition; and relationships with industry participants.  Certain of our competitors in this market have longer operating histories, significantly greater financial, technical and other resources, stronger strategic alliances or greater name recognition than we have.

Employees

As of December 31, 2006, we had 278 full-time employees and 34 contractors for total full-time equivalent headcount of 312. None of our employees are covered by collective bargaining agreements. We believe our relations with our employees are good.

Executive Officers

Our executive officers and their ages as of March 10, 2007 are:

Name	Age	Position
Josh Pickus	45	President and Chief Executive Officer
Ken Owyang	43	Chief Financial Officer, and Senior Vice President of Finance and Administration
Michael Sayer	55	Senior Vice President of Worldwide Sales
Robert Barnum	45	Senior Vice President of Global Services

Josh Pickus.   Mr. Pickus has served as President, Chief Executive Officer and as a director of SupportSoft since April 2006. Mr. Pickus served as Senior Vice President and General Manager of the Clarity Division of Computer Associates, Inc., an IT management software company, from August 2005 until April 2006. From November 1999 until August 2005, Mr. Pickus held various executive positions at Niku Corporation, an IT governance software company, including President and Chief Executive Officer from November 2002 until August 2005, Chief Financial Officer from April 2001 to October 2002, and President of Vertical Markets from November 1999 to March 2001. Mr. Pickus holds a Bachelor of Arts from Princeton University and a Juris Doctor from University of Chicago School of Law.

Ken Owyang.   Mr. Owyang has served as Chief Financial Officer and Senior Vice President of Finance and Administration since March 2006. Mr. Owyang served as Interim Chief Financial Officer from January to March 2006, and as Vice President of Finance of SupportSoft from November 2004 to January 2006. Mr. Owyang provided consulting services to SupportSoft from April 2004 to November 2004. From May 2003 until April 2004, he was an independent financial consultant to private and public companies. From November 1997 until February 2002, Mr. Owyang was employed by Marimba, Inc, an enterprise software company, initially as Controller and then as Chief Financial Officer beginning in June 2000. Mr. Owyang holds a B.A. in Business Administration and Accounting from San Francisco State University.

Michael Sayer.   Mr. Sayer has served as Senior Vice President of Worldwide Sales of SupportSoft since May 2006.  Mr. Sayer served as Vice President of Worldwide Sales of the Clarity Division of Computer Associates, Inc., an IT management software company, from August 2005 until April 2006.  From August 2003 until August 2005, Mr. Sayer was Executive Vice President of Worldwide Sales of Niku Corporation, an IT governance software company.  From November 1999 to April 2003, Mr. Sayer served as the Chief Executive Officer of Hipbone Corporation, a venture-backed startup company. Earlier in his career, Mr. Sayer established Remedy Corporation’s European sales operations. Mr. Sayer holds a Bachelor of Science in Industrial Engineering from the University of Herfordshire in the United Kingdom.

Robert Barnum.   Mr. Barnum has served as Senior Vice President of Global Services of SupportSoft since August 2006. From April 1997 until December 2005, Mr. Barnum held various professional services leadership positions at Oracle Corporation (formerly PeopleSoft, Inc.) including Vice President of North American Solutions Centers from April 2003 to December 2005. Mr. Barnum holds a B.S. in Management Information Systems from the University of Nevada, Las Vegas and an M.B.A. in International Business from San Francisco State University.

Other Key Employees

Other key employee as of March 10, 2007 are:

Anthony Rodio.   Mr. Rodio has served as Chief Marketing Officer and Senior Vice President since September 2006.  Mr. Rodio was Vice President of Product Management at SideStep, Inc., a private vertical search company in the travel space, from June 2005 to August 2006.  From April 2004 to March of 2005, Mr. Rodio was Vice President of Marketing at StubHub, Inc., a secondary ticketing company that was recently acquired by eBay.  From January 2001 to April 2004, Mr. Rodio served as Senior Director Brand and Communications of the MSN division of Microsoft.  Earlier in his career, Mr. Rodio held marketing positions at Amazon.com Inc. and Procter & Gamble.  Mr. Rodio holds a Bachelor of Science from the University of Oregon, a Master of Science from Portland State University and a Master of Business Administration from the Olin School of Business at Washington University in St. Louis.

Richard Mandeberg.   Mr. Mandeberg has served as Senior Vice President of Consumer Business Development since December of 2006.  From September 2005 to December of 2006, Mr. Mandeberg was Executive Director of Market Development at Seagate Technology’s Consumer Branded Division.  From January 2003 until September 2005, Mr. Mandeberg held various executive positions including Chief Executive Officer at Mirra Inc., a consumer storage appliance product company, before its acquisition by Seagate.  Prior to Mirra, Mr. Mandeberg was Chief Executive Officer of IQ Commerce, an online marketing and consumer services software company.  Mr. Mandeberg holds a Bachelor of Arts degree in Film and Computer Imaging from the University of Michigan.

David Temlak.   Mr. Temlak has served as Senior Vice President of Customer Service at SupportSoft since November 2006.  Mr. Temlak served as Senior Vice President of Customer Care at Time Warner Cable, a large cable operator, from January 2002 until November 2006.  From August 1998 until January 2002, Mr. Temlak held various positions at Road Runner, a broadband internet service provider, including Vice President and Group Vice President of Customer Care.  Mr. Temlak holds a Bachelor of Science degree in Electrical Engineering from Northeastern University.

Rich Matta.   Mr. Matta has served as Vice President of Engineering since November 2005 and has been with us since November 2000 in various engineering and product management capacities.  Mr. Matta holds a B.A. in Economics from Pomona College.

Mark Williams.   Mr. Williams has served as Vice President of Customer Support since July 2006.  Between May 2005 and July 2006, Mr. Williams served as IT Director.  From April 2002 to May 2005, Mr. Williams served as Director of Consolidated Support overseeing the internal IT and Customer Support organizations.  Mr. Williams also served as IT Director from December 1999 until April 2002.  Mr. Williams holds a Bachelor of Science in Cognitive Science from the University of California, San Diego.

Cadir B. Lee.   Mr. Lee co-founded SupportSoft. He has served in various leadership positions since our incorporation in December 1997, including most recently as our Chief Technology Officer.  Mr. Lee holds a Bachelor of Science in biological sciences and a Bachelor of Arts in music from Stanford University.

SEC Filings and Other Available Information

We were incorporated in Delaware in December, 1997. We file reports with the Securities and Exchange Commission (SEC), including without limitation annual reports on Form 10-K, quarterly reports on Form 10-Q and current reports on Form 8-K filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934. The public may read and copy any materials we file with the SEC at the SEC’s Public Reference Room at 100 F Street, N.E., Washington, DC 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at (202) 551-8090. In addition, we are an electronic filer. The SEC maintains an Internet site that contains reports, proxy and information statements, and other information regarding issuers, including us, that file electronically with the SEC at the website address located at http://www.sec.gov.

Our telephone number is 650-556-9440 and our website address is http://www.supportsoft.com. The information contained in our website does not form any part of this Annual Report on Form 10-K. However, we make available free of charge through our website our Annual Report on Form 10-K, our quarterly reports on Form 10-Q, our current reports on Form 8-K filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934 as soon as reasonably practicable after we electronically file this material with, or furnish it to, the SEC. In addition, we also make available on http://www.supportsoft.com/investors our Code of Ethics and Business Conduct for Employees, Officers and Directors. This Code is also available in print without charge to any person who requests it by writing to:

SupportSoft, Inc.
Investor Relations
1900 Seaport Boulevard, 3rd Floor
Redwood City, CA 94063

www.supportsoft.com

ITEM 1A.        RISK FACTORS.

Investing in our securities involves a high degree of risk. In addition to the other information contained in this report, you should consider the following risk factors before investing in our securities.

We were not profitable in 2006 and will continue to sustain a loss in the foreseeable future.

We were not profitable in 2006. In addition, we intend to make significant investments in support of our business in 2007 and we expect to sustain a loss in 2007 and possibly subsequent periods.  If we fail to achieve such revenue growth as a result of these additional investments or if such revenue growth does not result in our achieving profitability, the market price of our common stock will likely decline.  A sustained period of losses would also result in an increased usage cash to fund our operating activities and a corresponding reduction in our cash balance.

Our quarterly results have in the past, and may in the future, fluctuate significantly.

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

Several factors that have contributed or may in the future contribute to fluctuations in our operating results include:

•       demand for our software and services;

•       size and timing of customer orders and our ability to recognize revenue in a given quarter;

•       our reliance on a small number of customers for a substantial portion of our revenue;

•       the price and mix of products and services we or our competitors offer;

•       our ability to attract and retain customers;

•       the rate of expansion of our new consumer offerings and our investments therein;

•       the amount and timing of operating costs and capital expenditures in our business;

•       seasonal trends resulting from corporate spending patterns;

•       the exercise of judgment by our management in making accounting decisions in accordance with our accounting policies; and

•       general economic conditions and their effect on our operations.

In prior years, we licensed a significant portion of our software on a term basis in which revenue was recognized ratably over the length of the agreement with the customer. In recent periods, however, we typically have licensed our software on a perpetual basis in which we recognize the license revenue up front, assuming all criteria for revenue recognition have been met. As we have shifted to a perpetual licensing model, we have become dependent on a few customer contracts with up-front license revenue for a substantial portion of our revenue in any one quarter. In addition, a significant portion of our total revenue each quarter comes from a number of orders received in the last month of a quarter. In previous quarters, we failed to close expected perpetual licenses with up-front revenue resulting in a revenue shortfall. If in future quarters we fail to close orders expected to be completed by the end of a quarter, particularly if these orders are for perpetual licenses with up-front revenue, our quarterly results would suffer and the market price of our common stock would likely decline. We are seeking to introduce transaction structures that involve ratable revenue recognition, but these types of transactions do not yet account for a material portion of our revenue.

Our inability to meet future financial performance targets that we announce or that are published by research analysts could cause the market price of our common stock to decline.

From time to time, we provide guidance related to our future financial performance. In addition, financial analysts publish their own expectations of our future financial performance. Because our quarterly revenue and our operating results fluctuate, future financial performance is difficult to predict. In the past, we have failed to meet our guidance. Future downward adjustments of our guidance or the failure to meet our guidance or the expectations of research analysts would  cause the market price of our common stock to decline.

Management’s ability to accurately predict performance is affected in large part by a significant portion of our total revenue being dependent upon the closing of new large customer orders. In addition, our guidance is based in part upon the expectation of new product sales and services offerings with which we have a limited history.  In the event we fail to achieve projected revenue levels in any quarter, we will be unable to reduce our expenses for that quarter in a corresponding fashion, and our results will not meet our guidance or the expectations of securities analysts or investors, which would cause the market price of our common stock to decline.

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

A small number of customers have historically accounted for, and may in future periods account for, substantial portions of our revenue. For the quarter ended December 31, 2006, one customer accounted for 13% of our total revenue for the quarter. Transaction structures that involve ratable revenue recognition and our consumer offerings, which typically involve payment on a per transaction basis, could reduce our dependence on large transactions with a small number of customers.   However, in the near term, we are likely to continue to derive a significant portion of our revenue from large transactions with a limited number of customers. Therefore, our revenue could decline because of the loss or delay of a single customer order. Additionally, we may not obtain new customers. The failure to obtain significant new customers, particularly customers that purchase perpetual licenses with up-front payments, the loss or delay of significant customer orders or the failure of existing customers to pay ongoing fees when due would harm our operating results.

Our sales cycle is lengthy and if revenue forecasted for a particular quarter is not realized in that quarter, significant expenses incurred may not be offset by corresponding revenue.

Our sales cycle for our software typically ranges from three to nine months or more and may vary substantially from customer to customer. The purchase of our products and services for corporate customers generally involves a significant commitment of capital and other resources by a customer. This commitment often requires significant technical review, assessment of competitive products and approval at a number of management levels within a customer’s organization. In addition, in the wake of the Sarbanes-Oxley Act of 2002, companies have enhanced their approval processes, making sales more difficult or protracted. While our customers are evaluating our products and services, we may incur substantial sales and marketing expenses and spend significant management effort to complete these sales. Any delay in completing sales in a particular quarter or the failure to complete a sale after expending resources during the sales cycle could cause our operating results to suffer.

Our recently announced consumer technology support initiative will increase operating expenses without any assurance of yielding increased revenue.

We have announced a plan to extend our business by providing consumer technology support services. In addition to continuing to offer our software to corporate customers, we are offering technology support to consumers.  We may not be able to offer these new services successfully. We have limited experience in reaching or serving consumers directly or in managing call centers. As a result, we expect to use significant cash and incur increased operating expenses to support this new initiative, including costs of our outsourced call centers, promotional costs associated with reaching consumers and costs of obtaining personnel with the necessary consumer expertise.  These investments may not yield increased revenue to offset these expenses. Furthermore, this new business initiative, if not favorably received by consumers, could damage the reputation of our corporate enterprise business as well as strain our management, financial and operational resources necessary to maintain our corporate business. The lack of market acceptance of such efforts or our inability to generate satisfactory revenue from such expanded services would have a material adverse effect on our business, prospects, financial condition and operating results.

Our future product and service offerings may not achieve market acceptance.

If we fail to develop enhanced versions of our software in a timely manner or to provide products and services that achieve rapid and broad market acceptance, we may not maintain or expand our market share. We may fail to identify new product and service opportunities for our current market or new markets that we enter in the future. In addition, our existing products may become obsolete if we fail to introduce new products or product enhancements that meet new customer demands, support new standards or integrate with new or upgraded versions of packaged applications or operating systems. We have limited control over factors that affect market acceptance of our product and services, including:

•       the willingness of companies to transition to automated solutions; and

•       customer preferences for competitors’ solutions or other technologies.

If our existing customers do not renew maintenance contracts or purchase additional products and services, our operating results could suffer.

Historically, we have derived, and expect to continue to derive, a significant portion of our total revenue from existing customers who purchase additional products and services and renew maintenance contracts. Our customers may not renew maintenance contracts or purchase additional products and services. In addition, as we introduce new products, our current customers may not require or desire the functionality of our new products and may not ultimately purchase these products. If our customers do not renew maintenance contracts or do not purchase additional products and services, our operating results would suffer.

We are seeking to increase our international revenues and if our revenue from this effort does not exceed the expense of establishing and maintaining international operations, our business could suffer.

We are seeking to increase our international revenues.  For the years ended December 31, 2004, 2005, and 2006, international revenue was 11%, 21% and 23% of total revenue, respectively.  We have limited experience in international operations and may not be able to compete effectively in international markets or effectively manage our operations in various countries. If we do not generate enough revenue from international operations to offset the expense of these operations, our operating results could suffer. Risks we face in conducting business internationally include:

•       costs of staffing and managing international operations;

•       smaller customers with less ability to pay United States rates for software and services;

•       difficulty in reaching geographically dispersed customers;

•       differing technology standards and legal considerations;

•       longer sales cycles;

•       dependence on local vendors and consultants;

•       difficulties in staffing and managing international operations, including the difficulty in managing a geographically dispersed workforce in compliance with diverse local laws and customs;

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

Our operating results will suffer if we do not expand and manage our professional services organization effectively.

Clients that license our software typically engage our professional services organization to assist with installation and implementation of our software and related consulting services. Revenue from professional services represented a substantial portion of our total revenue for the year ended December 31, 2006. We plan to further increase the number of professional services personnel, especially internationally, to meet customer needs. We may not be able to recruit the professional services personnel we need or retain our current professional services personnel because competition for qualified professional services personnel is intense. New professional services personnel will require training and education and take time to reach full productivity.

In addition, we cannot be certain that our professional services business will operate in a profitable manner. We have generally billed our customers for professional services on a time and material basis, using an agreed upon daily rate. However, customers have increasingly requested various contract structures, including milestone-based contracts and contracts for a fixed total fee. If unanticipated factors in a project are encountered and the contract structure prevents us from billing additional amounts, we may be subject to monetary penalties, and the profitably of our professional services business would suffer. Furthermore, an estimated loss on a contract is generally required to be recorded in the period in which a loss becomes evident. Recording a loss on a services contract could have a material adverse effect on our operating results for the period in which the loss was recorded.

Our failure to establish and expand third-party alliances would harm our ability to sell our software and provide our services.

We have alliances with third parties that are important to our business. Our existing relationships include those with  hardware vendors and managed service providers who provide outsourced support to corporate customers. If these relationships fail, we may need to devote substantially more resources to the sales and marketing of our products and services than we would otherwise, and our efforts may not be as effective. For example, companies that provide outsourced support and services often have extensive relationships with our existing and potential customers and significant input in the purchase decisions of these customers. In addition, we may establish relationships with third party resellers and other sales partners as we expand internationally. Our failure to maintain existing relationships, or to establish new relationships with key third parties, could significantly harm our ability to sell our products and services. In addition, our competitors may have strong alliances with other companies, including hardware providers, which could impact our ability to obtain greater market share, participate in deals where hardware and software are sold together, or require us to reduce the price of products and services, which could harm our business, prospects, financial condition and operating results.

Our consumer offerings require us to establish and maintain relationships with third parties who will direct consumers to us and provide technology support services to consumers based on our technology, as well as with third parties to whom  we outsource our call center services. Failure to establish or maintain these relationships on acceptable terms or at all could materially and adversely affect the success of this initiative.

We may engage in investments or acquisitions or other strategic matters that could divert management attention and prove difficult to integrate with our business.

We may engage in acquisitions of other companies, products or technologies or in other strategic initiatives. If we fail to integrate successfully any future acquisitions, the operating results of the combined company could decline. The process of integrating businesses, technologies, services or products may result in unforeseen operating difficulties and expenditures. Acquisitions involve a number of other potential risks to our business, including the following:

•       unanticipated costs and liabilities and unforeseen accounting charges or fluctuations;

•       delays and difficulties in delivery of products and services from the combined company;

•       failure to integrate management information systems, personnel, research and development, marketing, sales and support operations;

•       loss of key employees;

•       diversion of management’s attention from other business concerns and disruption of our ongoing business;

•       difficulty in maintaining controls and procedures;

•       uncertainty on the part of our existing customers about our ability to operate on a combined basis;

•       loss of customers;

•       loss of alliance partners;

•       failure to realize the potential financial or strategic benefits of the acquisition; and

•       failure to successfully further develop the combined technology, resulting in the impairment of amounts recorded as goodwill or other intangible assets.

We must compete successfully in the market for software and services that resolve technology problems or our business will suffer.

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

The markets for our products are still rapidly evolving, and we may not be able to compete successfully against current and potential competitors. Our ability to expand our business will depend on our ability to maintain our technological advantage, introduce timely enhanced products to meet growing support needs, deliver on-going value to our customers and scale our business. Our potential competitors may have longer operating histories, significantly greater financial, technical and other resources, stronger strategic alliances or greater name recognition than we have. Competition in our markets could reduce our market share or require us to reduce the price of products and services, which could harm our business, financial condition and operating results.

As we further enter the market for consumer technology support, we expect to compete against a set of competitors different than the competitors against whom we have historically competed, including electronics retailers offering on-site technology support services, companies offering online technology support services and companies offering local technology support services. Certain of these anticipated competitors have longer operating histories, significantly greater financial, technical and other resources, stronger strategic alliances or greater name recognition than we have.

The loss of key personnel and the integration of new management may affect our ability to achieve our business goals.

Our success depends on the skills, experience and performance of our senior management, engineering, sales, marketing and other key personnel. The loss of the services of any of our executive officers or other key personnel at the Senior Vice President or Vice President level, could harm our business and our ability to achieve our business goals.  In addition, many members of senior management have been appointed within the last year.  Our success will depend to a significant extent on the ability of these executives to function effectively in their new roles and to work together successfully.  If these executives do not function and work together successfully or if we lose the services of one or more of our executives or key employees, our business could be harmed.

Our exposure to the credit risks of our customers and resellers could adversely affect our operating results and financial condition.

To sell to some of our customers, we may be required to take risks of uncollectible accounts. We may be exposed to similar risks relating to third party resellers and other sales partners, as we intend to increasingly utilize such parties as we expand into new geographic regions. Additionally, as we have expanded our business internationally, we have experienced longer payment terms and collection cycles from customers outside the United States. While we monitor these situations carefully and attempt to take appropriate measures to protect ourselves by recognizing revenue upon collection of accounts from customers we deem to have credit risks and upon sell-through by resellers, it is possible that we may have to write down or write off doubtful accounts. Such write-downs or write-offs would negatively affect our operating results for the period in which they occur, and, if large, could have a material adverse effect on our operating results and financial condition.

Our products depend on and work with products containing complex software, and if our products fail to perform properly due to errors in the software, we may need to devote resources to correct the errors or compensate for losses from these errors and our reputation could be harmed.

Our products depend on complex software, both internally developed and licensed from third parties. Also, our customers may use our products with other companies’ products, which may also contain complex software. Complex software often contains errors and may not perform properly. These errors could result in:

•       delays in product shipments;

•       unexpected expenses and diversion of resources to identify the source of errors or to correct errors, whether or not the error is later determined to be related to our software;

•       damage to our reputation;

•       lost sales;

•       contractual penalties, demands, claims and litigation and related defense costs; and

•       warranty claims.

In our consumer offerings, we generally use our own products to diagnose and resolve consumer technology problems. If our products fail to perform well in this environment, our consumer offerings would suffer and may not be successful.

Our software may not operate with the hardware and software platforms that are used by our customers now or in the future, and, as a result, our business and operating results may suffer.

We currently serve a customer base with a wide variety of constantly changing hardware, software and networking platforms. If we fail to release versions of our software that are compatible with operating systems, software applications or hardware devices used by our customers, our business and operating results would suffer. Our future success also depends on the continuing ability of our products to inter-operate with multiple platforms and packaged applications used by our customer base and on our management of software being developed by third parties for our customers or for use with our products.

We rely on third-party technologies and our inability to use or integrate third-party technologies could delay product or service development.

We intend to continue to license technologies from third parties, including applications used in our research and development activities and technologies such as third-party search engine technology, which are integrated into our products and services. Our inability to obtain or integrate any of these technologies with our own products could delay product and service development until equivalent compatible technology can be identified, licensed and integrated. These technologies may not continue to be available to us on commercially reasonable terms or at all. We may fail to successfully integrate any licensed technology into our products or services, which would harm our business and operating results. Third-party licenses also expose us to increased risks that include:

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

A fundamental requirement for online communications, transactions and support is the secure transmission of confidential information. Third parties may attempt to breach our security or that of our customers. We may be liable to our customers for any breach in security and any breach could harm our business and reputation. Also, computers are vulnerable to computer viruses, physical or electronic break-ins and similar disruptions, which could lead to interruptions, delays or loss of data.  We recently released a security advisory and a patch for a remote code execution vulnerability in several of our ActiveX components.  We may be required to expend significant capital and other resources to further protect against security breaches or to correct problems caused by any breach.

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

If we are unable to successfully address the material weakness in our disclosure controls and procedures or otherwise maintain effective disclosure controls and procedures, including our internal control over financial reporting, our ability to report our financial results on a timely and accurate basis may be adversely affected.

We have evaluated our “disclosure controls and procedures” as such term is defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as well as our internal control over financial reporting as required by Section 404 of the Sarbanes-Oxley Act of 2002. Our independent registered public accounting firm has performed a similar evaluation of our internal control over financial reporting. Effective controls are necessary for us to provide reliable financial reports and effectively prevent fraud. If we cannot provide reliable financial reports or prevent fraud, our operating results would be harmed. For the period ended December 31, 2006, we concluded that we had a material weakness in our internal control over financial reporting, as further described in Item 8, Report of Management on Internal Control over Financial Reporting. Our independent registered public accounting firm reached the same conclusion. We are implementing corrective actions, which we believe will remediate this material weakness. However, we cannot be certain that these measures will remediate the material weakness we have identified or, if we are successful in remediating this material weakness, whether we will be able to maintain adequate controls over our financial processes and reporting in the future. If these actions are not successful in addressing this material weakness, our ability to report our financial results on a timely and accurate basis may be adversely affected. In addition, if we cannot establish effective internal control over financial reporting and disclosure controls and procedures, investors may lose confidence in our reported financial information, which could cause the market price of our common stock to decline.

We have recorded long-lived assets, and our results of operations would be adversely affected if their value becomes impaired.

Goodwill and identifiable intangible assets were recorded in part due to our acquisition of substantially all of the assets of Core Networks Incorporated in September 2004. We also have certain intangible assets with an indefinite life. We assess the impairment of goodwill and indefinite life intangible assets annually or more often if events or changes in circumstances indicate that the carrying value may not be recoverable. We assess the impairment of acquired product rights and other finite life intangible assets whenever events or changes in circumstances indicate that its carrying amount may not be recoverable. An impairment loss would be recognized when the sum of the discounted future net cash flows expected to result from the use of the asset and its eventual disposition is less than its carrying amount. Such impairment loss would be measured as the difference between the carrying amount of the asset and its fair value. Material differences may result in write-downs of net long-lived and intangible assets, which would cause our operating results to suffer.

Failure to resolve pending securities claims and other lawsuits may lead to continued costs and expenses and divert management’s attention from our business, which could cause our revenue and our stock price to decline.

Securities class action lawsuits were filed against us in November 2001 and again in December 2004. In addition, a derivative stockholder lawsuit was filed against us in December 2005. Should these lawsuits linger for a long period of time, whether ultimately resolved in our favor or not, or further lawsuits be filed against us, coverage limits of our insurance or our ability to pay such amounts may not be adequate to cover the fees and expenses and any ultimate resolution associated with such litigation. The size of these payments, if any, individually or in the aggregate, could seriously impair our cash reserves and financial condition. The continued defense of these lawsuits also could result in diversion of our management’s time and attention away from business operations, which could cause our financial results to decline. A failure to resolve definitively current or future material litigation in which we are involved or in which we may become involved in the future, regardless of the merits of the respective cases, could also cast doubt as to our prospects in the eyes of customers, potential customers and investors, which could cause our revenue and stock price to decline.

Privacy concerns and laws or other domestic or foreign regulations may reduce the effectiveness of our solutions or harm our reputation and cause us to lose customers.

Our software contains features which allow our customers to control, monitor or collect information from computers running the software. Federal, state and foreign government bodies and agencies, however, have adopted or are considering adopting laws and regulations regarding the collection, use and disclosure of personal information obtained from consumers and individuals. Liability for violation of, costs of compliance with, and other burdens imposed by such laws and regulations may limit the use and adoption of our solutions and reduce overall demand for them. Even the perception of privacy concerns, whether or not valid, may inhibit adoption of our solutions. In addition, we may face claims about invasion of privacy or inappropriate disclosure, use or loss of this information. Any imposition of liability could harm our reputation, cause us to lose customers and cause our operating results to suffer.

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

Other parties may assert intellectual property infringement claims against us or our customers and our products may infringe the intellectual property rights of third parties. For example, our products may infringe issued patents that may relate to our products. In addition, as is increasingly common in the software industry, we may be confronted with the aggressive enforcement of patents by companies whose primary business activity is to acquire patents for the purpose of offensively asserting them against other companies. Intellectual property litigation is expensive and time-consuming and could divert management’s attention from our business. If there is a successful claim of infringement, we may be required to develop non-infringing technology or enter into royalty or license agreements, which may not be available on acceptable terms, if at all. Our failure to develop non-infringing technologies or license proprietary rights on a timely basis would harm our business.

If the growth of demand for digital services does not continue, our ability to increase our revenue could suffer.

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

The United States and international economies have in the past experienced periods of slow economic growth and this could occur again. In addition, terrorist attacks in the United States and turmoil in certain overseas regions have increased uncertainty and may exacerbate a decline in economic conditions, both domestically and internationally. If the economy declines as a result of economic, political and social turmoil, or if there are further terrorist attacks in the United States or elsewhere, we may experience decreases in the demand for our products and services, which would harm our operating results.

We may be required to change our business practices if there are changes in accounting regulations and related interpretations and policies.

Accounting standards groups and regulators are actively re-examining various accounting policies, guidelines and interpretations related to revenue recognition, income taxes, investments in equity securities, facilities consolidation, accounting for acquisitions, allowance for doubtful accounts and other financial reporting matters. These standards groups and regulators could promulgate interpretations and guidance that could result in material and potentially adverse changes to our business practices and accounting policies.

New rules and regulations for public companies have increased and may continue to increase our administrative costs.

The Sarbanes-Oxley Act of 2002, as well as new rules subsequently implemented by the Securities and Exchange Commission and the Nasdaq Global Select Market, has required changes in corporate governance practices of public companies.  These rules and regulations are increasing our legal and financial compliance costs, and making some activities more time-consuming and costly. These rules and regulations make it more difficult and more expensive for us to obtain director and officer liability insurance, and we may be required to accept reduced coverage or incur substantially higher costs to obtain coverage. These new rules and regulations could also make it more difficult for us to attract and retain qualified members of our board of directors, particularly to serve on our audit committee, and qualified executive officers.

ITEM 1B.  UNRESOLVED STAFF COMMENTS.

Not applicable.

ITEM 2.                PROPERTIES.

In the fourth quarter of 2006, we signed a lease for our new corporate headquarters facility with approximately 37,400 square feet at 1900 Seaport Boulevard, 3rd Floor, Redwood City, California. We are currently transitioning our headquarters from 575 Broadway in Redwood City, California, where our lease for approximately 23,600 square feet expires in May 2007. The new corporate headquarters lease expires in July, 2012. We believe the new facilities are adequate and suitable for our business requirements.

ITEM 3.                LEGAL PROCEEDINGS.

Between December 2004 and January 2005, several purported securities class action suits were filed in the United States District Court for the Northern District of California against us, our former Chief Executive Officer, Radha R. Basu, and our former Chief Financial Officer, Brian M. Beattie. These actions were consolidated on March 22, 2005 as In re SupportSoft, Inc. Securities Litigation, Civil Action No.: c 04-5222 SI. The consolidated complaint alleges generally violations of certain federal securities laws and seeks unspecified damages on behalf of a class of purchasers of our common stock between January 20, 2004 and October 1, 2004. Plaintiffs allege, among other things, that defendants made false and misleading statements concerning our business and guidance for the third quarter 2004, purportedly violating Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 and Rule 10b-5 promulgated thereunder. On June 1, 2006, this action was certified to proceed as a class action on behalf of all persons and entities who purchased or otherwise acquired the securities of the Company from January 29, 2004 to October 1, 2004 and who were allegedly damaged thereby. The case is currently in discovery. A trial date has been set for October 29, 2007. Defendants intend to vigorously defend themselves against the consolidated lawsuit. While we cannot predict with certainty the outcome of the litigation, we believe that we have meritorious defenses to such claims.

In December 2005, a purported derivative stockholder complaint was filed in the Superior Court of the State of California for the County of San Mateo captioned White v. Vase et al., No. Civ. 451677. This complaint pursues claims—derivatively and on behalf of the Company as a nominal defendant—against certain of our directors and former directors: Radha R. Basu, Manuel Diaz, Kevin C. Eichler, Edward S. Russell and James Thanos. The derivative complaint alleges, among other things, that the director-defendants harmed us by making or permitting us to make false and misleading statements between January 20, 2004 and October 1, 2004 concerning our business and guidance for the third quarter 2004 and by purportedly exposing us to liability for securities fraud in violation of their fiduciary duties. On October 4, 2006, the court denied the defendants’ demurrer to the plaintiffs’ first amended complaint. The defendants’ answered this complaint on November 6, 2006. The case is currently in discovery. While we cannot predict with certainty the outcome of the litigation, we believe we have meritorious defenses to such claims.

In November 2001, a class action lawsuit was filed against us and two of our officers in the United States District Court for the Southern District of New York. The lawsuit alleged that our registration statement and prospectus dated July 18, 2000 for the issuance and initial public offering of 4,250,000 shares of our common stock contained material misrepresentations and/or omissions related to alleged inflated commissions received by the underwriters of the offering. The defendants named in the lawsuit are SupportSoft, Radha Basu, Brian Beattie, Credit Suisse First Boston Corporation, Bear, Stearns & Co. Inc. and FleetBoston Robertson Stephens Inc. The lawsuit seeks unspecified damages as well as interest, fees and costs. Similar complaints have been filed against 55 underwriters and more than 300 other companies and other individual officers and directors of those companies. All of the complaints against the underwriters, issuers and individuals have been consolidated for pre-trial purposes before U.S. District Court Judge Scheindlin of the Southern District of New York. On June 26, 2003, the plaintiffs announced that a proposed settlement between the issuer defendants and their directors and officers had been reached. Under the proposed settlement, which is subject to court approval, our insurance carrier would be responsible for any payments other than attorneys’ fees prior to June 1, 2003. A final settlement approval hearing on the proposed issuer settlement was held on April 24, 2006. The district court took the matter under submission and has not yet ruled. Meanwhile the consolidated case against the underwriters has proceeded. On October 13, 2004, the district court certified a class. On December 5, 2006, however, the Second Circuit reversed, holding that a class could not be certified. The Second Circuit’s holding, while directly affecting only the underwriters, raises some doubt as to whether the proposed issuer settlement will be approved in its present form. On January 5, 2007, plaintiffs petitioned the Second Circuit for rehearing of the Second Circuit’s decision. On January 24, 2007, the Second Circuit asked the underwriter defendants to respond to the petition by February 7, 2007. On February 7, 2007, the underwriters filed their response. While we cannot predict with certainty the outcome of the litigation or whether the settlement will be approved, we believe that the claims against us and our officers are without merit.

We are also subject to other routine legal proceedings, as well as demands, claims and threatened litigation that arise in the normal course of our business. The ultimate outcome of any litigation is uncertain, and either unfavorable or favorable outcomes could have a material negative impact. Regardless of outcome, litigation can have an adverse impact on SupportSoft because of defense costs, diversion of management resources and other factors.

ITEM 4.                SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

No matters were submitted to a vote of security holders during the fourth quarter of the year ended December 31, 2006.

PART II

ITEM 5.                MARKET FOR THE REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Market of Common Stock

Our common stock has been traded publicly on the Nasdaq Global Select Market under the symbol “SPRT” since July 19, 2000. Before July 19, 2000, there was no public market for our common stock. The following table sets forth the highest and lowest sale price of our common stock for the quarters indicated:

	Low	High
Fiscal Year 2005:
First Quarter	$5.06	$6.70
Second Quarter	$4.50	$5.70
Third Quarter	$4.78	$6.17
Fourth Quarter	$3.93	$5.12
Fiscal Year 2006:
First Quarter	$3.99	$4.80
Second Quarter	$3.60	$4.77
Third Quarter	$3.31	$4.39
Fourth Quarter	$4.14	$6.05

Holders of Record

As of March 8, 2007, there were approximately 180 holders of record of our common stock (not including beneficial holders of stock held in street name).

Dividend Policy

We have not declared or paid any cash dividends on our capital stock since our inception and do not expect to do so in the foreseeable future. We currently anticipate that all future earnings, if any, generated from operations will be retained by us to develop and expand our business. Any future determination with respect to the payment of dividends will be at the discretion of the Board of Directors and will depend upon, among other things, our operating results, financial condition and capital requirements, the terms of then-existing indebtedness, general business conditions and such other factors as the Board of Directors deems relevant.

Securities Authorized for Issuance Under Equity Compensation Plans

Information regarding the securities authorized for issuance under our equity compensation plans can be found under Item 12 of Part III of this Report.

Stock Price Performance Graph

The following graph illustrates a comparison of the cumulative total stockholder return (change in stock price plus reinvested dividends) of the Company’s Common Stock and the CRSP Total Return Index for the Nasdaq U.S. Stocks (the “Nasdaq Composite Index”) and Nasdaq Computer and Data Processing Services Index from December 31, 2001 through December 29, 2006. The graph assumes that $100 was invested on December 29, 2001 in us, the Nasdaq Composite Index and the Nasdaq Computer and Data Processing Services Index and that all dividends were reinvested. No cash dividends have been declared or paid on the Company’s Common Stock. The Company’s Common Stock has been traded on the Nasdaq Global Select Market since July 19, 2000. The comparisons in the table are required by the Securities and Exchange Commission and are not intended to forecast or be indicative of possible future performance of the Company’s Common Stock.

COMPARISON OF CUMULATIVE TOTAL RETURN AMONG
SUPPORTSOFT, INC.,
THE NASDAQ COMPOSITE INDEX, AND
THE NASDAQ COMPUTER AND DATA PROCESSING SERVICES INDEX

CUMULATIVE TOTAL RETURN AT PERIOD END

	12/31/01	12/31/02	12/31/03	12/31/04	12/30/05	12/31/06
SupportSoft, Inc.	$100.00	$62.84	$209.89	$106.22	$67.30	$87.40
Nasdaq Composite Index	$100.00	$69.13	$103.36	$112.49	$114.88	$126.21
Nasdaq Computer & Data Processing Services Index	$100.00	$68.93	$90.84	$100.15	$103.55	$116.26

The information presented above in the stock performance graph shall not be deemed to be “soliciting material” or to be “filed” with the Commission or subject to Regulation 14A or 14C, except to the extent that we subsequently specifically request that such information be treated as soliciting material or specifically incorporate it by reference into a filing under the Securities Act or Exchange Act.

ITEM 6.                SELECTED CONSOLIDATED FINANCIAL DATA.

The information set forth below is not necessarily indicative of results of future operations and should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the consolidated financial statements and related notes included in Items 7 and 8 of Part II of this Report.

	Years Ended December 31,
	2006	2005	2004	2003	2002
	(in thousands, except per share data)
Consolidated Statements of Operations Data:
Revenue:
License fees	$16,415	$32,737	$37,923	$40,885	$31,260
Maintenance	15,672	14,317	11,002	5,757	3,038
Services	12,941	14,877	11,692	6,629	6,862
Total revenue	45,028	61,931	60,617	53,271	41,160
Costs and expenses:
Cost of license fees	499	555	295	369	289
Cost of maintenance(1)	1,225	988	418	400	— (1)
Cost of services	13,599	13,128	9,592	6,446	5,883
Amortization of intangible assets	1,090	1,090	363	—	1,580
Research and development	9,247	11,185	9,746	9,199	8,834
Sales and marketing	23,336	25,159	23,965	22,038	22,464
General and administrative	10,163	8,618	6,454	5,405	5,637
In-process research and development	—	—	1,618	—	—
Amortization of deferred compensation	—	—	—	—	578
Total costs and expenses	59,159	60,723	52,451	43,857	45,265
Income (loss) from operations	(14,131)	1,208	8,166	9,414	(4,105)
Interest income and other, net	6,383	3,619	2,298	502	640
Income (loss) before income taxes	(7,748)	4,827	10,464	9,916	(3,465)
Provision for income taxes	(487)	(402)	(310)	(496)	(177)
Net income (loss)	(8,235)	4,425	10,154	9,420	(3,642)
Basic net income (loss) per share	$(0.19)	$0.10	$0.24	$0.27	$(0.11)
Shares used in computing basic net income (loss) per share	44,113	43,032	42,355	34,682	32,486
Diluted net income (loss) per share	$(0.19)	$0.10	$0.22	$0.25	$(0.11)
Shares used in computing diluted net income (loss) per share	44,113	44,519	45,590	38,048	32,486

	December 31,
	2006	2005	2004	2003	2002
	(in thousands)
Consolidated Balance Sheet Data:
Cash, cash equivalents and marketable securities	$119,891	$120,663	$120,341	$121,414	$30,615
Working capital	118,238	119,807	113,320	114,089	23,918
Total assets	152,605	156,249	150,205	139,044	42,160
Long-term obligations	411	1,111	2,210	1,478	67
Accumulated deficit	(69,190)	(60,955)	(65,380)	(75,534)	(84,954)
Total stockholders’ equity	132,503	134,394	127,857	114,006	23,147

(1)          The cost of maintenance was recorded separately beginning in 2003. In 2002, the cost of maintenance was included in cost of services.

ITEM 7.                MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following discussion of our financial condition and results of operations should be read in conjunction with our consolidated financial statements and the related notes included elsewhere in this Form 10-K. The following discussion includes forward-looking statements.  Please refer to our cautionary statement on page 3 related to forward-looking statements and our risks and uncertainties listed under Item 1A of this report.

Overview

SupportSoft is a leading provider of software and services that automate the resolution of technology problems. Our solutions reduce technology support costs, improve customer satisfaction and enable new revenue streams for organizations worldwide. We recently expanded our offerings and now provide technology support directly to consumers.

Our corporate customers are digital service providers (telecommunications and cable companies) and corporate IT departments. Digital service providers use our products to automate the installation, activation and verification of broadband services, to reduce the cost and improve the quality of support for customers, to enable the remote management of devices located at customer premises, and to provide value-added services to consumers. Corporate IT departments and managed service providers (IT outsourcing firms) use our software to improve the cost-effectiveness and efficiency of their support through an integrated portfolio of proactive service, self service and assisted service capabilities.

In the second half of 2006, we announced a new offering to address the consumer technology support market. This offering is an extension of our traditional business and relies upon our products, technology and expertise in technology problem resolution. The new offering provides computer problem resolution for consumers over the phone and the Internet. We offer our consumer technology support services through www.support.com and through consumer-facing companies such as PC manufacturers and digital service providers.

Through December of 2006, our revenue has consisted entirely of software license fees and fees for maintenance, consulting, hosting and training services. In recent years, we have licensed our software to customers predominately on a perpetual basis in which we recognize the license revenue up front, assuming all criteria for revenue recognition under the applicable accounting rules have been met. Maintenance fees relating to perpetual software licenses result in ratable revenue over the period of the maintenance term, which is generally one year. Consulting and training revenues are generally recognized as the services are performed or in accordance with predefined project milestones. Hosting fees are recognized ratably over the term of the hosting arrangement.

License revenue and total revenue grew in each of the three quarters following the first quarter of 2006, resulting in license revenue of $16.4 million and total revenue of $45.0 million for the year ended December 31, 2006. Despite the sequential quarterly increases in license revenue in the last three quarters of 2006, we have experienced a trend of decreasing annual license revenue over the last three fiscal years. License revenue has decreased due to closing fewer large licensing transactions with corporate customers, particularly U.S.-based digital service providers. To address the trend of decreasing annual revenue, we have made and are planning to make a number of changes in the business. We have hired new senior leadership, including a new Chief Executive Officer, Senior Vice President of Worldwide Sales, Senior Vice President of Global Services, Chief Marketing Officer, Senior Vice President of Customer Service and Senior Vice President of Consumer Business Development. We have also hired new regional sales leadership for the North America, EMEA and Asia/Pacific regions and made substantial changes in our sales force and sales compensation plans. We have expanded our sales and marketing efforts internationally and with channel partners and increased the size of our professional services organization.

We have also begun the development of packaged product and service offerings capable of delivering return on investment in shorter time frames. Finally, we have entered the consumer technology support market with our support.com and consumer technology solutions offerings.

We do not expect immediate returns from our initiatives but believe they can create sustainable revenue growth over time. Although we intend to leverage many of our existing resources, we are making significant incremental investments in support of these initiatives, including investments to operate our outsourced call center, to promote our consumer offerings, to expand our professional services organization and to increase visibility of our enterprise offerings. We expect that these additional investments will precede any material revenue increase from our new business initiatives. As a result, we currently expect to incur a net loss in each quarter, at least through 2007. We expect that our net loss in each quarter, as well as for the full year in 2007, will significantly exceed the net losses we incurred during fiscal 2006.

Based upon our recent history, we expect to experience downward revenue seasonality between the fourth and first quarters. Consequently, we expect revenues for the first quarter of 2007 to be significantly lower than revenue recorded in the fourth quarter of 2006. This seasonal revenue decline, coupled with the incremental investments noted above will likely result in a significantly larger net loss in the first quarter of 2007 as compared with the fourth quarter of 2006. Furthermore, as of the filing date of this Form 10-K, we are in the sales and negotiation process with several companies for the purchase of our products and services. Ultimate closure of these transactions prior to March 31, 2007 will have a significant influence on whether or not we meet expectations for revenue in the first quarter of 2007.

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

Critical Accounting Policies and Estimates

In preparing our consolidated financial statements in conformity with accounting principles generally accepted in the United States, we make assumptions, judgments and estimates that can have a significant impact on our net revenue, and operating results, as well as on the value of certain assets and liabilities on our consolidated balance sheet. We base our assumptions, judgments and estimates on historical experience and various other factors that we believe to be reasonable under the circumstances. Actual results could differ materially from these estimates under different assumptions or conditions. On a regular basis we evaluate our assumptions, judgments and estimates and make changes accordingly. We believe that the assumptions, judgments and estimates involved in the accounting for revenue recognition, allowance for doubtful accounts, accounting for income taxes, accounting for goodwill and other intangible assets, and stock-based compensation have the greatest potential impact on our consolidated financial statements, so we consider these to be our critical accounting policies. We discuss below the critical accounting estimates associated with these policies. For further information on the critical accounting policies, see Note 1 of our Notes to Consolidated Financial Statements.

Revenue Recognition

We recognize revenue in accordance with generally accepted accounting principles that have been prescribed for the software industry. Revenue recognition requirements in the software industry are very complex and are subject to change. Our revenue recognition policy is one of our critical accounting policies because revenue is a key component of our results of operations and is based on complex rules which require us to make judgments. In applying our revenue recognition policy we must determine which portions of our revenue are recognized currently and which portions must be deferred. In order to determine current and deferred revenue, we make estimates with regard to the expected amount of future services to be performed and the appropriate fair value for those services. We also make judgments as to whether future services are essential to the functionality of other elements of the software arrangement. We do not record revenue on sales transactions when the collection of cash is in doubt at the time of sale. Rather, revenue is recognized from these transactions as cash is collected. The determination of collectibility requires significant judgment.

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

Accounting for Income Taxes

We are required to estimate our income taxes in each of the tax jurisdictions in which we operate. This process involves management’s estimation of our actual current tax exposures together with an assessment of temporary differences determined based on the difference between the financial statement and tax basis of certain items. These differences result in net deferred tax assets and liabilities, which are included within the consolidated balance sheet. We must then assess the likelihood that the deferred tax assets will be recovered from future taxable income and to the extent we believe that recovery is not likely, we must establish a valuation allowance. To the extent we establish a valuation allowance or adjust this allowance in a period, we must include a tax expense or benefit within the tax provision in the statements of operations.

Accounting for Goodwill and Other Intangible Assets

At December 31, 2006, goodwill was $9.8 million, and net identifiable intangible assets were $3.2 million. We assess the impairment of goodwill and indefinite life intangible assets annually or more often if events or changes in circumstances, indicate that the carrying value may not be recoverable. We assess potential impairment at the entity level because we have only one reporting unit. An impairment loss would be recognized if the fair value of the Company is less than the carrying value of the Company’s net assets on the date of the evaluation. We assess the impairment of finite life identifiable intangible assets whenever events or changes in circumstances indicate that its carrying amount may not be recoverable. An impairment loss would be recognized when the sum of the undiscounted future net cash flows expected to result from the use of the asset and its eventual disposition is less than its carrying amount. Such impairment loss would be measured as the difference between the carrying amount of the asset and its fair value. The estimate of cash flow is based upon, among other things, certain assumptions about expected future operating performance and an appropriate discount rate determined by our management. Our estimates of discounted cash flows may differ from actual cash flows due to, among other things, economic conditions, changes to the business model or changes in operating performance. If we made different estimates, material differences may result in write-downs of net long-lived and intangible assets, which would be reflected by charges to our operating results for any period presented. At September 30, 2006, management concluded its annual evaluation for impairment of goodwill and no impairment was recognized.

Stock-based compensation

We account for stock-based compensation in accordance with the provisions of SFAS 123R. We adopted SFAS 123R using the modified prospective transition method which requires the application of the accounting standard starting from January 1, 2006. Under the fair value recognition provisions of SFAS 123R, stock-based compensation cost is estimated at the grant date based on the fair value of the award and is recognized as expense ratably over the requisite service period of the award. We estimate the fair value of stock-based awards on the grant date using the Black-Scholes-Merton option-pricing model. Determining the appropriate fair value model and calculating the fair value of stock-based awards requires judgment, including estimating stock price volatility, forfeiture rates and expected life. If any of these assumptions used in the option-pricing models changes significantly, stock-based compensation may differ materially in the future from that recorded in the accompanying financial statements.

Results of Operations

The following table presents certain consolidated statements of operations data for the periods indicated as a percentage of total revenue.

	Years Ended December 31,
	2006	2005	2004
Revenue:
License fees	36%	53%	63%
Maintenance	35	23	18
Services	29	24	19
Total revenue	100	100	100
Costs and expenses:
Cost of license fees	1	1	0
Cost of maintenance	3	2	1
Cost of services	30	21	15
Amortization of intangible assets	2	2	1
Research and development	20	18	16
Sales and marketing	52	40	40
General and administrative	23	14	11
In-process research and development	0	0	3
Amortization of deferred compensation	0	0	0
Total costs and expenses	131	98	87
Income (loss) from operations	(31)	2	13
Interest income and other, net	14	6	4
Income (loss) before income taxes	(17)	8	17
Provision for income taxes	(1)	(1)	0
Net income (loss)	(18)%	7%	17%

Years Ended December 31, 2006, 2005, and 2004

Revenue ($ in thousands)

	2006	% Change 2005 to 2006	2005	% Change 2004 to 2005	2004
License fees	$16,415	(50)%	$32,737	(14)%	$37,923
Maintenance	15,672	9%	14,317	30%	11,002
Services	12,941	(13)%	14,877	27%	11,692
Total revenue	$45,028	(27)%	$61,931	2%	$60,617

Total Revenue.   Total revenue decreased by 27% in 2006 as compared to 2005 and increased by 2% in 2005 as compared to 2004. Each of the components of total revenue is discussed in more detail below.

License revenue.   License revenue is comprised of fees for term and perpetual licenses of our software. Perpetual license revenue is recognized using the residual method described in SOP 98-9 for arrangements in which licenses are sold with multiple elements. We allocate revenues on these licenses based upon the fair value of each undelivered element including undelivered maintenance, consulting and training. The determination of fair value is based upon vendor specific objective evidence (VSOE). VSOE for maintenance is based upon separate renewals of maintenance from customers. VSOE for consulting or training is based upon separate sales of these services to customers. Assuming all other revenue recognition criteria are met, the difference between the total arrangement fee and the amount deferred for each undelivered element is recognized as license revenue. Revenue from license fees was $16.4 million in 2006, $32.7 million in 2005, and $37.9 million in 2004. License fees decreased by approximately $16.3 million, or 50%, in 2006 from 2005 and $5.2 million, or 14%, in 2005 from 2004. The decreases in license revenue from 2005 to 2006 and from 2004 to 2005 were primarily due to fewer large license transactions from our corporate customers. For example, in 2006, we had three customers that contributed greater than $1.0 million in license revenue for the year as compared with eight customers in 2005.

Maintenance revenue.   Maintenance revenue is comprised primarily of revenue from post-contract technical support services which includes software product updates. Maintenance revenue is recognized ratably over the term of the maintenance period, which is generally one year.

Maintenance revenue was $15.7 million in 2006, $14.3 million in 2005 and $11.0 million in 2004. Maintenance revenue increased by approximately $1.4 million, or 9%, in 2006 from 2005, and $3.3 million, or 30%, in 2005 from 2004. The increases in maintenance revenue were due to new license customers who generally purchase maintenance in connection with their purchase of our software products and more customers who have licensed our products on a perpetual basis versus a term basis. Generally, under a perpetual license arrangement, maintenance services are sold separately and, therefore, maintenance revenue is recognized as a separate component of total revenue. Under a term license arrangement, maintenance services are bundled and not sold separately and, therefore, included with license revenue because we do not have VSOE of fair value to determine fair value of maintenance for a term-based license.

Services revenue.   Services revenue is primarily comprised of revenue from professional services, such as consulting, training and fees for hosting services. Services revenue is generally recognized as the services are performed.

Services revenue was $12.9 million in 2006, $14.9 million in 2005, and $11.7 million in 2004. Services revenue decreased by approximately $1.9 million, or 13%, in 2006 from 2005 and increased by approximately $3.2 million, or 27%, in 2005 from 2004. The decrease in services revenue in 2006 from 2005 was due mainly to lower services revenue from a single customer who ordered approximately $1.5 million less consulting services in 2006, as compared to 2005. The increase in services revenue in 2005 from 2004 was mainly due to performing implementation projects in connection with the growth of our customer base.

Revenue Mix.   The components of revenue by type, expressed as a percentage of total revenue were:

	Year Ended December 31,
	2006	2005	2004
Perpetual license revenue	32%	48%	47%
Term license revenue	4%	5%	16%
Maintenance revenue	35%	23%	18%
Services revenue	29%	24%	19%
Total revenue	100%	100%	100%

We currently anticipate that license revenue will comprise approximately 30% to 40% of total revenue over the next 12 months, with services and maintenance revenue comprising the balance. We expect that revenue from perpetual licensing arrangements will comprise almost all of our license revenue and term license revenue will represent a  small percentage of our license revenue over the next 12 months. Therefore, our future revenue will depend upon sales of perpetual licenses, generally with up-front license revenue recognition, resulting in less predictability of future operating results.

The year over year decreases in term license revenue, which is recognized ratably over the duration of the agreement, are largely related to new customers who have purchased perpetual licenses and existing customers who initially licensed our software on a term license basis choosing, at or near the end of the initial term, to renew their licenses on a perpetual license basis.

For the years ended December 31, 2006 and 2005, no customers accounted for 10% or more of our total revenue. For the year ended December 31, 2004, two customers accounted for 13% and 10%, respectively, of our total revenue.

Revenue from customers outside the United States accounted for approximately 23%, 21% and 11% of our total revenue in 2006, 2005 and 2004, respectively. Although the percentage of revenue we recognize in the future from international customers will vary from period to period, we are expanding our international sales and marketing activities and we currently anticipate that revenue from international customers will increase as a percentage of revenue over the next 12 months.

Cost of license fees, maintenance, services and the amortization of intangible assets

($ in thousands)

	2006	% Change 2005 to 2006	2005	% Change 2004 to 2005	2004
Cost of license fees	$499	(10)%	$555	88%	$295
Cost of maintenance	1,225	24%	988	136%	418
Cost of services	13,599	4%	13,128	37%	9,592
Amortization of intangible assets	1,090	0%	1,090	200%	363
Total cost of revenues	$16,413	4%	$15,761	48%	$10,668

Cost of license fees.   Cost of license fees consists primarily of third-party royalty fees under license arrangements for technology embedded into or sold with our products and represented approximately 1% or less of total revenue in each year. Cost of license fees was $499,000 in 2006, $555,000 in 2005, and $295,000 in 2004. Cost of license fees in 2006 was generally in line with 2005 and increased $260,000, or 88%, in 2005 from 2004. The increase in cost of license fees in 2005 from 2004 was due primarily to royalties for a third-party product that was resold with our products during 2005, which we did not sell in 2004.

Cost of maintenance.   Cost of maintenance consists primarily of compensation costs, travel costs, related overhead expenses for customer support personnel. Cost of maintenance was $1.2 million in 2006, $1.0 million in 2005, and $418,000 in 2004. Cost of maintenance increased by $237,000, or 24%, in 2006 from 2005 and $570,000, or 136%, in 2005 from 2004. The year over year increases in cost of maintenance were due primarily to increases in salary and related employees costs and travel expenses as a result of an increase in the number of customer support personnel.

Cost of services.   Cost of services consists primarily of compensation costs, travel costs, related overhead expenses for professional services personnel and costs from third parties for subcontracted consulting services. Cost of services revenue was $13.6 million in 2006, $13.1 million in 2005, and $9.6 million in 2004. Cost of services revenue increased by $471,000, or 4%, in 2006 from 2005, and $3.5 million, or 37%, in 2005 from 2004. The year over year increases in cost of service revenue were due primarily to increases in salary and related employees costs and travel expenses as a result of an increase in the number of professional services personnel. Included in cost of services for the year ended December 31, 2006 was $379,000 of stock-based compensation expense. There were no comparable expenses in the prior years, because we adopted the provisions of SFAS 123R effective January 1, 2006. We plan to hire additional professional services personnel in 2007 and therefore expect cost of services to increase over 2006. Cost of services also includes the third-party costs for our outsourced call center and other costs to support our consumer technology support offering that was launched in January 2007. Although such costs were not a significant portion of cost of services in 2006, we expect a substantial increase in these costs for 2007.

Amortization of intangible assets.   There is no change in amortization of intangible assets in 2006 from 2005. Amortization of intangible assets increased approximately $727,000, or 200%, in 2005 from 2004. The increase in amortization of intangible assets in 2005 from 2004 was due primarily to the acquisition of substantially all of the assets of Core Networks which was effective September 2, 2004. Consequently, 2006 and 2005 include a full twelve months of amortization, compared with only four months of amortization in 2004.

Operating expenses

($ in thousands)

	2006	% Change 2005 to 2006	2005	% Change 2004 to 2005	2004
Research and development	$9,247	(17)%	$11,185	15%	$9,746
Sales and marketing	23,336	(7)%	25,159	5%	23,965
General and administrative	10,163	18%	8,618	34%	6,454
In-process research & development	—	N/A	—	(100)%	1,618
Total operating expenses	$42,746	(5)%	$44,962	8%	$41,783

Research and development.   Research and development costs are expensed as incurred. Research and development expense consists primarily of compensation costs, third-party consulting expenses and related overhead costs for research and development personnel. Research and development expense was $9.2 million in 2006, $11.2 million in 2005, and $9.7 million in 2004. Research and development expense decreased approximately $1.9 million, or 17%, in 2006 from 2005. The decrease in research and development expense in 2006 from 2005 was due primarily to a workforce reduction in the third quarter of 2006 designed to align staffing with our new initiatives. The increase in research and development expense of $1.4 million, or 15%, in 2005 from 2004 was primarily due to additional headcount and related expenses resulting from the acquisition of Core Networks in September 2004. Twenty three employees were added to our research and development organization from the acquisition of Core Networks. Included in research and development expense for the year ended December 31, 2006 was $422,000 of stock-based compensation expense. There were no comparable expenses in the prior years, because we adopted the provisions of SFAS 123R effective January 1, 2006. We believe the decrease in research and development expense from 2005 to 2006 was temporary because we expect to grow our research and development expense in 2007.

Sales and marketing.   Sales and marketing expense consists primarily of compensation costs, including salaries, sales commissions and related overhead costs for sales and marketing personnel; expenses for lead generation activities; and promotional expenses, including public relations, advertising and marketing events. Sales and marketing expense was $23.3 million in 2006, $25.2 million in 2005, and $24.0 million in 2004. Sales and marketing expense decreased by $1.8 million, or 7%, in 2006 from 2005 due primarily to a reduction in commission expenses as a result of lower revenue in 2006 and a workforce reduction during the third quarter of 2006 designed to align staffing with our new initiatives. The increase in sales and marketing expense of $1.2 million, or 5%, in 2005 from 2004 was primarily due to increased headcount and related compensation and travel expenses throughout the year, and international marketing events in 2005. Included in sales and marketing expense for the year ended December 31, 2006 was $899,000 of stock-based compensation expense. There were no comparable expenses in the prior years, because we adopted the provisions of SFAS 123R effective January 1, 2006. In 2007 we expect to substantially increase our sales and marketing expenses to continue to develop and promote our consumer technology support offering and to fund other marketing and selling initiatives that we believe are essential to creating sustainable revenue growth.

General and administrative.   General and administrative expense consists primarily of compensation costs and related overhead costs for administrative personnel and professional fees for legal, accounting and other professional services. General and administrative expense was $10.2 million in 2006, $8.6 million in 2005, and $6.5 million in 2004. General and administrative expense increased approximately $1.5 million, or 18%, in 2006 from 2005 and $2.2 million, or 34%, in 2005 from 2004. Included in general and administrative expense for the year ended December 31, 2006 was $1,638,000 of stock-based compensation expense. There were no comparable expenses in the prior years, because we adopted the provisions of SFAS 123R effective January 1, 2006. The increase from 2004 to 2005 in general and administrative expense were primarily due to increases in salaries, consulting expenses and legal fees related to the defense of the class action lawsuit.

In-process research and development.   In-process research and development expense was zero in 2006 and 2005 and $1.6 million in 2004. The in-process research and development expense was a one-time expense related to our acquisition of substantially all of the assets of Core Networks on September 2, 2004.

Interest income and other, net

($ in thousands)

	2006	% Change 2005 to 2006	2005	% Change 2004 to 2005	2004
Interest income and other, net	$6,383	76%	$3,619	57%	$2,298

Interest income and other, net.   Interest income and other, net was $6.4 million in 2006, $3.6 million in 2005, and $2.3 million in 2004. Interest income and other, net increased approximately $2.8 million, or 76%, in 2006 from 2005 and increased by $1.3 million, or 57%, in 2005 from 2004. The increases in interest income and other, net in 2006 from 2005 and in 2005 from 2004 were primarily due to higher interest rates earned on our invested cash and marketable securities.

Provision for income taxes

($ in thousands)

	2006	2005	2004
Income (loss) before income taxes	$(7,748)	$4,827	$10,464
Provision for income taxes	(487)	(402)	(310)
Net Income (loss)	$(8,235)	$4,425	$10,154

Provision for income taxes.   In 2006, 2005, and 2004, we recorded income tax provisions of $487,000, $402,000, and $310,000, respectively. These tax provisions are based on estimates of current taxes due in foreign jurisdictions for income and withholding taxes. The 2006, 2005 and 2004 tax provisions varied from the expected tax provision at the U.S. federal statutory rate primarily due to benefits from stock option deductions for which stock-based compensation was not previously benefited and the net reversal of timing differences, offset by nondeductible expenses.

Liquidity and Capital Resources

Operating Activities

Net cash generated by (used in) operating activities was $(3.0) million in 2006, $(844,000) in 2005, and $14.5 million in 2004. Amounts included in net income (loss), which do not require the use of cash, primarily include the depreciation of fixed assets, stock-based compensation expense, amortization of intangible assets, and in-process research and development. The sum of these items totaled $5.4 million, $2.2 million, and $2.9 million in 2006, 2005 and 2004, respectively. Net cash used in operating activities during 2006 was the result of the net loss of $(8.2) million, a decrease in deferred revenue of $1.4 million, a decrease in accounts payable of $700,000, a decrease in accrued compensation of $556,000, and an increase in prepaid expenses and other current assets of $443,000 partially offset by a decrease in accounts receivable of $2.3 million and an increase in other accrued liabilities of $605,000. Net cash used in operating activities during 2005 was a result of net income of $4.4 million, an increase in accounts receivable of $7.8 million, an increase of $177,000 in other long-term assets, and a decrease in deferred revenues of $1.6 million offset by a decrease in prepaid expenses and other current assets of $1.1 million, an increase in accounts payable of $686,000, an increase in other accrued liabilities and other long-term liabilities of $520,000. Net cash generated by operating activities during 2004 was the result of net income of $10.2 million, a decrease in accounts receivable of $3.0 million, a decrease in prepaid expenses and other current assets of $291,000, a decrease in other long-term assets of $195,000, an increase in accrued compensation of $904,000 and an increase in other accrued liabilities of $726,000, offset by a decrease in deferred revenue of $4.3 million and accounts payable of $83,000.

Our accounts receivable and deferred revenue balances fluctuate from period to period and are primarily dependent on (i) the timing of the closure of our license agreements, especially larger agreements concluded late in the period, (ii) the related invoicing and payment provisions under those contracts, (iii) the timing of maintenance renewals and related invoicing, and (iv) collections.

Accounts receivable decreased to $15.1 million at December 31, 2006 from $17.4 million at December 31, 2005. There were two customers with balances greater than $1.0 million at December 31, 2006. These two customers accounted for approximately $3.6 million in the aggregate, or 24% of net accounts receivable. The balances for these two customers resulted primarily from invoices raised in December 2006. By comparison, the higher accounts receivable balance at December 31, 2005 was due primarily to several large license and maintenance renewal invoices raised in December 2005 for six customers. These six customers each had accounts receivable balances greater than $1.0 million and together accounted for approximately $11.1 million, or 63% of net accounts receivable at December 31, 2005. As of December 31, 2004, there were only two customers with balances greater than $1.0 million.

These two customers accounted for approximately $4.9 million in the aggregate, or 51% of net accounts receivable.

Total deferred revenue decreased to $13.6 million at December 31, 2006 from $15.0 million at December 31, 2005 due primarily to lower deferred maintenance revenue. Customers typically purchase maintenance contracts when they purchase our products. Therefore, the decrease in deferred maintenance revenue is consistent with the lower level of license revenue in 2006 as compared to 2005. Total deferred revenue decreased to $16.7 million at December 31, 2004 from $20.9 million at December 31, 2003. The decrease in total deferred revenue was primarily due to a decrease in deferred license revenue from term-based arrangements, partially offset by an increase in deferred maintenance revenue, as our business has transitioned to more perpetual-based arrangements from term-based arrangements.

In 2007, we expect to make substantial investments in support of business initiatives that we believe are essential to creating long term revenue growth. We expect that these investments will precede any material revenue from our new business initiatives. We therefore expect to use a significantly higher level of cash from operations in 2007 than in 2006.

Investing Activities

Net cash provided by (used in) investing activities was $(8.0) million in 2006, $5.5 million in 2005, and $(24.2) million in 2004. Net cash used in investing activities in 2006 was primarily due to the purchase of $92.4 million in marketable securities and to a lesser extent the purchase of $964,000 in property and equipment offset by the sale and maturity of $85.3 million in marketable securities. Net cash provided by investing activities in 2005 was primarily due to sales and maturities of $98.0 million of marketable securities largely offset by the purchase of $91.5 million of marketable securities and the purchase of $963,000 of property and equipment. Net cash used in investing activities in 2004 was also primarily due to the purchase of $94.0 million in marketable securities, payments for a business acquisition of $17.6 million and to a lesser extent the purchase of $791,000 in property and equipment offset by the sale and maturity of $88.3 million in marketable securities. In 2007, we expect our capital expenditures to be significantly higher than historical levels due primarily to the build out of our new headquarters office under a lease that was entered into in November 2006. See Note 5 to the Consolidated Financial Statements.

Financing Activities

Net cash generated by financing activities was $3.1 million for 2006, $2.1 million for 2005, and $4.0 million for 2004. In 2006, cash generated by financing activities was primarily due to the exercise of employee stock options and the purchase of common stock under the employee stock purchase plan of $3.1 million. In 2005, net cash generated by financing activities was primarily due to the exercise of employee stock options and the purchase of common stock under the employee stock purchase plan of $3.1 million, offset by $0.9 million of common stock repurchases by the Company. In 2004, net cash generated by financing activities of $4.0 million was primarily due to the exercise of employee stock options and the purchase of common stock under the employee stock purchase plan.

Commitments

The following summarizes our contractual obligations at December 31, 2006 and the effect these contractual obligations are expected to have on our liquidity and cash flows in future periods (in thousands).

	Payments Due By Period
	Total	1 Year or Less	1—3 Years	After 3 Years
Operating leases	$5,777	$1,557	$1,988	$2,232

These obligations are for noncancelable operating leases which relate primarily to the lease of our headquarters office in Redwood City, California and international offices to carry out sales, marketing, research and development, and services operations.

Working Capital and Capital Expenditure Requirements

At December 31, 2006, we had stockholders’ equity of $132.5 million and working capital of $118.2 million. Included as a reduction to working capital is short-term deferred revenue of $13.4 million, which will not require settlement in cash, but will be recognized as revenue in the future. We believe that our existing cash balances will be sufficient to meet our working capital and capital expenditure requirements for at least the next 12 months.

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

As noted above, we plan to make substantial investments in our business during 2007, including but not limited to such areas as (i) cost of services, (ii) sales and marketing, (iii) research and development, and (iv) capital expenditures. We believe these investments and others are essential to creating sustainable growth in our business in the future. Because these investments will likely precede any associated revenues, we expect our working capital to decrease in the near term.

Recent Accounting Pronouncements

In June 2006, the FASB issued FASB Interpretation No. (“FIN”) 48, Accounting for Uncertainty in Income Taxes-an Interpretation of FASB Statement No. 109. FIN No. 48 clarifies the accounting for uncertainty in income taxes by creating a framework for how companies should recognize, measure, present, and disclose in their financial statements uncertain tax positions that they have taken or expect to take in a tax return. FIN No. 48 is effective for fiscal years beginning after December 15, 2006 and is required to be adopted by the Company beginning in the first quarter of fiscal 2007. We are currently evaluating the impact of FIN No. 48 on our results of operations and financial position.

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements, which defines fair value, provides a framework for measuring fair value, and expands the disclosures required for fair value measurements. SFAS No. 157 applies to other accounting pronouncements that require fair value measurements; it does not require any new fair value measurements. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007 and is required to be adopted by the Company beginning in the first quarter of fiscal 2008. Although the Company will continue to evaluate the application of SFAS No. 157, management does not currently believe adoption will have a material impact on the Company’s results of operations or financial position.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities”. SFAS No. 159 permits companies to choose to measure certain financial instruments and certain other items at fair value. The standard requires that unrealized gains and losses on items for which the fair value option has been elected be reported in earnings. SFAS No. 159 is effective for the Company beginning in the first quarter of fiscal year 2008, although earlier adoption is permitted. The Company is currently evaluating the impact of adopting SFAS No. 159 on its consolidated financial statements.

ITEM 7A.        QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Our financial results could be affected by factors such as changes in foreign currency exchange rates or weak economic conditions in foreign markets. As most sales are currently made in U.S. dollars, a strengthening of the dollar could make our products less competitive in foreign markets.

As of December 31, 2006, we held $15.4 million in cash and cash equivalents consisting of highly liquid investments having original maturity dates of no more than 90 days. A decline in interest rates over time would reduce our interest income from our highly liquid marketable securities. Based upon our balance of cash and cash equivalents, a decrease in interest rates of 100 basis points would cause a corresponding decrease in our annual interest income of approximately $154,000. Due to the nature of our highly liquid cash equivalents, a change in interest rates would not materially change the fair market value of our cash and cash equivalents.

As of December 31, 2006, we held $104.5 million in marketable securities, which consisted primarily of money market funds held by large institutions in the U.S. and commercial paper. Our marketable securities were primarily invested in corporate bonds, government debt securities maturing in less than eighteen months and auction-rate securities resetting in less than ninety days. The weighted average interest rate of our portfolio was approximately 4.14% at December 31, 2006. A decline in interest rates over time would reduce our interest income from our marketable securities. A decrease in interest rates of 100 basis points would cause a corresponding decrease in our annual interest income of approximately $1.0 million. Due to the nature of our highly liquid cash equivalents, a change in interest rates would not materially change the fair market value of our marketable securities.

ITEM 8.                FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

SUPPORTSOFT, INC.
INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders of
SupportSoft, Inc.

We have audited the accompanying consolidated balance sheets of SupportSoft, Inc. as of December 31, 2006 and 2005, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2006. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of SupportSoft, Inc. at December 31, 2006 and 2005, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2006, in conformity with U.S. generally accepted accounting principles.

As discussed in Note 1 to the consolidated financial statements, in 2006, SupportSoft, Inc. changed its method of accounting for share-based payments in accordance with guidance provided in Statement of Financial Accounting Standards No. 123(R), “Share-Based Payment.”

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of SupportSoft, Inc.’s internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 12, 2007 expressed an unqualified opinion on management’s assessment and an adverse opinion on the effectiveness of internal control over financial reporting.

/s/ Ernst & Young LLP
San Jose, California
March 12, 2007

SUPPORTSOFT, INC.

CONSOLIDATED BALANCE SHEETS
(in thousands except share and per share data)

	December 31,
	2006	2005
ASSETS
Current assets:
Cash and cash equivalents	$15,369	$23,342
Marketable securities	104,522	97,321
Accounts receivable, less allowance of $373 and $296 at December 31, 2006 and 2005, respectively	15,144	17,437
Prepaid expenses and other current assets	2,894	2,451
Total current assets	137,929	140,551
Property and equipment, net	937	1,211
Goodwill	9,792	9,792
Intangible assets, net	3,155	3,994
Other assets	792	701
Total assets	$152,605	$156,249
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$331	$1,030
Accrued compensation	2,112	2,669
Other accrued liabilities	3,813	2,985
Deferred revenue, less long-term portion	13,435	14,060
Total current liabilities	19,691	20,744
Deferred revenue—long-term portion	178	969
Other long-term liabilities	233	142
Commitments and contingencies
Stockholders’ equity:
Preferred stock; par value $0.0001, 5,000,000 shares authorized, no shares issued or outstanding at December 31, 2006 and 2005	—	—
Common stock; par value $0.0001, 150,000,000 shares authorized, 44,587,720 issued and outstanding at December 31, 2006 and 43,627,075 issued and outstanding at December 31, 2005	4	4
Additional paid-in capital	202,440	195,990
Accumulated other comprehensive loss	(751)	(645)
Accumulated deficit	(69,190)	(60,955)
Total stockholders’ equity	132,503	134,394
Total liabilities and stockholders’ equity	$152,605	$156,249

See accompanying notes.

SUPPORTSOFT, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands except per share data)

	Years Ended December 31,
	2006	2005	2004
Revenue:
License fees	$16,415	$32,737	$37,923
Maintenance	15,672	14,317	11,002
Services	12,941	14,877	11,692
Total revenue	45,028	61,931	60,617
Costs and expenses:
Cost of license fees	499	555	295
Cost of maintenance	1,225	988	418
Cost of services	13,599	13,128	9,592
Amortization of intangible assets	1,090	1,090	363
Research and development	9,247	11,185	9,746
Sales and marketing	23,336	25,159	23,965
General and administrative	10,163	8,618	6,454
In-process research and development	—	—	1,618
Total costs and expenses	59,159	60,723	52,451
Income (loss) from operations	(14,131)	1,208	8,166
Interest income and other, net	6,383	3,619	2,298
Income (loss) before income taxes	(7,748)	4,827	10,464
Provision for income taxes	(487)	(402)	(310)
Net income (loss)	$(8,235)	$4,425	$10,154
Basic net income (loss) per share	$(0.19)	$0.10	$0.24
Shares used in computing basic net income (loss) per share	44,113	43,032	42,355
Diluted net income (loss) per share	$(0.19)	$0.10	$0.22
Shares used in computing diluted net income (loss) per share	44,113	44,519	45,590

See accompanying notes.

SUPPORTSOFT, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(in thousands, except share data)

	Common Stock		Additional Paid-In	Accumulated Other Comprehensive	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Income (Loss)	Deficit	Equity
Balances at December 31, 2003	41,744,260	$4	$189,693	$(157)	$(75,534)	$114,006
Components of comprehensive income:
Net income	—	—	—	—	10,154	10,154
Unrealized loss on investments	—	—	—	(265)	—	(265)
Foreign currency translation adjustment	—	—	—	(196)	—	(196)
Comprehensive income						9,693
Compensation expense related to stock options	—	—	183	—	—	183
Issuance of common stock upon exercise of stock options for cash	766,027	—	2,954	—	—	2,954
Issuance of common stock under employee stock purchase plan	165,241	—	1,021	—	—	1,021
Balances at December 31, 2004	42,675,528	$4	$193,851	$(618)	$(65,380)	$127,857
Components of comprehensive income:
Net income	—	—	—	—	4,425	4,425
Unrealized gain on investments	—	—	—	152	—	152
Foreign currency translation adjustment	—	—	—	(179)	—	(179)
Comprehensive income						4,398
Issuance of common stock upon exercise of stock options for cash	959,016	—	2,162	—	—	2,162
Issuance of common stock under employee stock purchase plan	185,129	—	899	—	—	899
Repurchase of common stock	(192,598)		(922)			(922)
Balances at December 31, 2005	43,627,075	$4	$195,990	$(645)	$(60,955)	$134,394
Components of comprehensive income:
Net loss	—	—	—	—	(8,235)	(8,235)
Unrealized gain on investments	—	—	—	63	—	63
Foreign currency translation adjustment	—	—	—	(169)	—	(169)
Comprehensive loss						(8,341)
Stock-based compensation expense			3,338			3,338
Issuance of common stock upon exercise of stock options for cash	807,967	—	2,600	—	—	2,600
Issuance of common stock under employee stock purchase plan	152,678	—	512	—	—	512
Balances at December 31, 2006	44,587,720	$4	$202,440	$(751)	$(69,190)	$132,503

See accompanying notes.

SUPPORTSOFT, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Year Ended December 31,
	2006	2005	2004
Operating activities:
Net income (loss)	$(8,235)	$4,425	$10,154
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation	988	1,099	766
Stock-based compensation expenses	3,338	—	183
Amortization of intangible assets	1,090	1,090	363
In-process research and development	—	—	1,618
Changes in assets and liabilities:
Accounts receivable, net	2,293	(7,843)	2,985
Prepaid expenses and other current assets	(443)	1,072	291
Other assets	(91)	(177)	195
Accounts payable	(700)	686	(83)
Accrued compensation	(556)	(87)	904
Other accrued liabilities	828	378	726
Other long-term liabilities	91	142	—
Deferred revenue	(1,416)	(1,612)	(4,281)
Other	(223)	(17)	673
Net cash provided by (used in) operating activities	(3,036)	(844)	14,494
Investing activities:
Purchases of property and equipment	(964)	(963)	(791)
Payment for business acquisition, net of cash acquired	—	—	(17,562)
Purchases of marketable securities	(92,351)	(91,493)	(94,079)
Sales and maturities of marketable securities	85,266	97,994	88,264
Net cash provided by (used in) investing activities	(8,049)	5,538	(24,168)
Financing activities:
Proceeds from issuances of common stock	3,112	3,061	3,975
Repurchase of common stock	—	(922)	—
Net cash provided by financing activities	3,112	2,139	3,975
Net increase (decrease) in cash and cash equivalents	(7,973)	6,833	(5,699)
Cash and cash equivalents at beginning of period	23,342	16,509	22,208
Cash and cash equivalents at end of period	$15,369	$23,342	$16,509
Supplemental schedule of cash flow information:
Income taxes paid	$294	$293	$247

See accompanying notes.

SUPPORTSOFT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1. Organization and Summary of Significant Accounting Policies

Nature of Operations

SupportSoft, Inc. (“SupportSoft,” “the Company,” “We” or “Our”), was incorporated in the state of Delaware on December 3, 1997. We are a leading provider of software and services that automate the resolution of technology problems.  Our solutions reduce technology support costs, improve customer satisfaction and enable new revenue streams for organizations worldwide.  We recently expanded our offerings and now provides technology support directly to consumers.

Our headquarters is located in Redwood City, California and we maintain offices in several other cities in the United States. We have international operations in several countries around the world.

Basis of Presentation

The consolidated financial statements include the accounts of SupportSoft and its wholly-owned subsidiaries. SupportSoft has export sales from the United States and has operations in India, Canada, Europe and the Asia/Pacific region. All significant intercompany transactions and balances have been eliminated.

Acquisition

On September 2, 2004, the Company acquired substantially all the assets and certain liabilities of Core Networks Incorporated (“Core Networks”). The acquisition was accounted for as a purchase and the operating results have been included in our consolidated financial statements since the date of acquisition.

Foreign Currency Translation

Assets and liabilities of SupportSoft’s wholly-owned foreign subsidiaries are translated from their respective functional currencies at exchange rates in effect at the balance sheet date, and revenues and expenses are translated at average exchange rates prevailing during the year. Any material resulting translation adjustments are reflected as a separate component of stockholders’ equity in accumulated other comprehensive income or loss. Realized foreign currency transaction gains and losses were not material during the years ending December 31, 2006, 2005, and 2004.

Use of Estimates and Reclassifications

The preparation of consolidated financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and the accompanying notes. Actual results could differ materially from these estimates. The Company has made certain reclassifications to conform to current year’s presentation.

Concentrations of Credit Risk

Financial instruments that potentially subject us to concentrations of credit risk consist principally of cash equivalents, marketable securities and trade accounts receivable. Our investment portfolio is diversified and consists of investment grade securities. Our investment policy limits the amount of credit risk exposure to any one issuer and in any one country except the United States. We are exposed to credit

SUPPORTSOFT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 1. Organization and Summary of Significant Accounting Policies (Continued)

risks in the event of default by the issuers to the extent of the amount recorded on the balance sheet. The credit risk in our trade accounts receivable is substantially mitigated by our credit evaluation process, reasonably short collection terms and because the Company sells its products primarily to large organizations in diversified industries.

Trade Accounts Receivable and Allowance for Doubtful Accounts

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

The following table summarizes the allowance for doubtful accounts as of December 31, 2006, 2005 and 2004 (in thousands):

	Balance at Beginning of Period	Charged/ (Recovery) to Costs and Expenses	Write- offs	Balance at End of Period
Allowance for doubtful accounts:
Year ended December 31, 2004	$735	$(134)	$(154)	$447
Year ended December 31, 2005	447	209	(360)	296
Year ended December 31, 2006	296	185	(108)	373

The following table lists customers representing greater than 10% of total account receivable, net as of December 31, 2006 and 2005:

	% of Total Accounts Receivable, Net Years Ended December 31,
	2006	2005
Customer A	15%	20%
Customer B	—	20%

Included in accounts receivable and deferred revenue at December 31, 2006 is approximately $1.0 million related to advance maintenance billings for customers who have elected to renew their maintenance contracts.

SUPPORTSOFT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 1. Organization and Summary of Significant Accounting Policies (Continued)

Cash, Cash Equivalents and Marketable Securities

SupportSoft considers all liquid instruments with an original maturity at the date of purchase of ninety days or less to be cash equivalents. Cash equivalents and marketable securities consist primarily of money market funds, commercial paper, auction rate securities, corporate bonds and notes and treasury bills issued by the United States government and its agencies. Our cash equivalents and marketable securities are classified as available-for-sale, and are reported at fair value with unrealized gains and losses included in accumulated other comprehensive income within stockholders’ equity on the consolidated balance sheets. Realized gains and losses and declines in value judged to be other than temporary on available-for-sale securities are included in other income (expense), net in the consolidated statements of operations. The amortized cost of debt securities is adjusted for amortization of premiums and accretion of discounts to maturity, both of which are included in interest income. SupportSoft recorded net unrealized losses on available-for-sale securities of $54,000 and $117,000 as of December 31, 2006 and 2005, respectively. Realized gains and losses are recorded using the specific identification method and were immaterial during the years ending December 31, 2006, 2005, and 2004.

We monitor our investments for impairment on a quarterly basis and determine whether a decline in fair value is other-than-temporary by considering factors such as current economic and market conditions, the credit rating of the security’s issuer, the length of time an investment’s fair value has been below our carrying value, and our ability and intent to hold investments to maturity. If an investment’s decline in fair value is deemed to be other-than-temporary, we reduce its carrying value to its estimated fair value, as determined based on quoted market prices or liquidation values. Declines in value judged to be other-than-temporary, if any, are recorded in operations as incurred.

The following is a summary of available-for-sale securities (in thousands):

	For the Year Ended December 31, 2006
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Cash	$2,372	$—	$—	$2,372
Money market fund	22	—	—	22
Commercial paper	35,390	—	(30)	35,360
Federal agencies	2,000	—	(1)	1,999
Corporate bonds	31,511	—	(23)	31,488
Auction rate securities	48,650	—	—	48,650
	$119,945	$—	$(54)	$119,891
Classified as:
Cash and cash equivalents	$15,372	$—	$(3)	$15,369
Marketable securities	104,573	—	(51)	104,522
	$119,945	$—	$(54)	$119,891

SUPPORTSOFT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 1. Organization and Summary of Significant Accounting Policies (Continued)

	For the Year Ended December 31, 2005
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Cash	$8,257	$—	$—	$8,257
Money market fund	625	—	—	625
Commercial paper	16,725	—	(3)	16,722
Federal agencies	1,000	—	—	1,000
Corporate bonds	22,773	—	(114)	22,659
Auction rate securities	71,400	—	—	71,400
	$120,780	$—	$(117)	$120,663
Classified as:
Cash and cash equivalents	$23,345	$—	$(3)	$23,342
Marketable securities	97,435	—	(114)	97,321
	$120,780	$—	$(117)	$120,663

The following table summarizes the estimated fair value of our available-for-sale debt securities held in marketable securities classified by the stated maturity date of the security (in thousands):

	December 31,
	2006	2005
Due within one year	$51,103	$56,371
Due within two years	4,769	—
Due within three years	—	—
Due after three years	48,650	40,950
	$104,522	$97,321

Although SupportSoft’s investment portfolio in auction rate securities includes investments maturing after 3 years, these investments are highly liquid and typically reset between 28 and 90 days and are therefore classified in marketable securities.

Property and Equipment

Property and equipment is stated at cost, less accumulated depreciation which is determined using the straight-line method over the estimated useful lives of 2 years for computer equipment and software, 3 years for furniture and fixtures, and the shorter of the estimated useful lives or the lease term for leasehold improvements.

Goodwill

Goodwill resulted from the Company’s acquisition of Core Networks on September 2, 2004. The Company applies the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 142, “Goodwill and Other Intangibles Assets,” which prohibits the amortization of goodwill.

SUPPORTSOFT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 1. Organization and Summary of Significant Accounting Policies (Continued)

We assess the impairment of goodwill annually or more often if events or changes in circumstances indicate that the carrying value may not be recoverable. An impairment loss would be recognized when the sum of the discounted future net cash flows expected to result from the use of the asset and its eventual disposition is less than its carrying amount. Such impairment loss would be measured as the difference between the carrying amount of the asset and its fair value. The estimate of cash flows is based upon, among other things, certain assumptions about expected future operating performance and an appropriate discount rate determined by our management. Our estimates of discounted cash flows may differ from actual cash flows due to, among other things, economic conditions, changes to the business model or changes in operating performance. If we made different estimates, material differences may result in write-down of net long-lived and intangible assets, which would be reflected by charges to our operating results for any period presented. At September 30, 2006, we concluded our annual evaluation for impairment of goodwill and no impairment was recognized. We will continue to test for impairment during the third quarter of each year, or earlier if indicators of impairment exist.

Intangible Assets

The Company records purchased intangible assets at fair value. The original cost is amortized on a straight-line basis over the estimated useful life of each asset. We assess the impairment of intangible assets whenever events or changes in circumstances indicate that its carrying amount may not be recoverable. We perform an annual review to determine if the carrying value of the intangible asset is impaired, unless events or circumstances indicate a potential impairment exists in which case a review is performed more often. The review considers facts and circumstance, either internal or external, which indicate that the carrying value of the asset cannot be recovered. If and when indicators of impairment exist, SupportSoft assesses the need to record an impairment loss, by comparing the undiscounted net cash flows associated with related assets or group of assets over their remaining lives against their respective carrying amounts. Impairment, if any, is based on the excess of the carrying amount over the fair value of those assets.

As of December 31, 2006, intangible assets, in the amount of $2.9 million, net of amortization, consist of customer relationships, developed and core technology, which are amortized over an estimated useful lives of 5 years. Included in intangible assets, in the aggregate amount of $250,000, is the cost of obtaining a toll-free telephone number which does not have a finite useful life.

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

•       Collection is considered probable; and

SUPPORTSOFT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 1. Organization and Summary of Significant Accounting Policies (Continued)

•       The fees are fixed or determinable.

SupportSoft considers all arrangements with payment terms longer than 90 days, not to be fixed or determinable. If the fee is determined not to be fixed or determinable, revenue is recognized as payments become due from the customer.

License revenue is comprised of fees for perpetual and term licenses of our software. Perpetual license revenue is recognized using the residual method, in compliance with SOP 98-9 for arrangements in which licenses are sold with multiple elements. We allocate revenues on these licenses based upon the fair value of each undelivered element including undelivered maintenance, consulting and training. The determination of fair value is based upon vendor specific objective evidence (VSOE). VSOE for maintenance is based upon separate renewals of maintenance from customers. VSOE for consulting or training is based upon separate sales of these services to customers. Assuming all other revenue recognition criteria are met, the difference between the total arrangement fee and the amount deferred for each undelivered element is recognized as license revenue. In perpetual arrangements that include contractual obligations such as rights to unspecified future products, license revenue is recognized ratably over the contract period.

Term licenses are sold with maintenance for which SupportSoft does not have VSOE to determine fair value for maintenance fees. As a result, license revenue for term licenses is recognized ratably over the duration of the agreement. License revenue in the accompanying financial statements includes maintenance for term licenses. We do not allocate maintenance revenue from term licenses to maintenance revenue, as we do not believe there is an allocation methodology that provides a meaningful and supportable allocation between license and maintenance revenues. Services revenue associated with the term licenses are recognized ratably over the period associated with the initial payment, generally one year.

We provide resellers with the right to sublicense our software to end user customers. Generally, we recognize revenue from our arrangements with resellers when we receive persuasive evidence that the reseller has actually sublicensed the software to a named end user (sell-through), assuming all other criteria for revenue recognition have been met. The forms of sell-through acceptable to us include one or more of the following:  i) a copy of the agreement or license between the reseller and the end user, ii) a purchase order from the end user to the reseller, iii) a written communication from the reseller specifically identifying the end user, or iv) delivery made directly by SupportSoft to the end user. Whether the license revenue is then recognized immediately or ratably depends upon the terms of the arrangements with the reseller regarding the sublicense (i.e. perpetual license or term license). If a reseller is not deemed creditworthy, revenue otherwise recognizable is deferred until cash is received. When licensing arrangements with resellers include guaranteed minimum amounts due, revenue is recognized ratably over the term of the arrangement commencing when payments are made or become due.

Maintenance revenue is primarily comprised of revenue from post-contract technical support services, which includes software product updates. Maintenance revenue is recognized ratably over the term of the maintenance period, which is generally one year. We invoice customers who elect to renew their maintenance agreements. An equal amount is recorded as accounts receivable and deferred revenue.

Services revenue is primarily comprised of revenue from professional services such as consulting, training and hosting fees. Arrangements are evaluated to determine whether those services are essential to

SUPPORTSOFT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 1. Organization and Summary of Significant Accounting Policies (Continued)

the functionality of other elements of the arrangement. In the event services are considered essential to the functionality of other elements of the arrangement, revenue under the arrangement is recognized using contract accounting. Non-essential consulting and training revenues are generally recognized as the services are performed or project milestones are accepted by the customer. When non-essential services are bundled in a term licensing arrangement, revenue from the services is recognized ratably over the period associated with the initial payment, generally one year.

In connection with licensing arrangements we may also provide hosting of our own software, a service for which SupportSoft does not have VSOE currently. If hosting services are sold with perpetual licenses, license revenue is recognized ratably over the term of the hosting contract. Hosting revenue is also recognized ratably over the duration of the hosting contract. Consulting services sold in conjunction with arrangements that include licenses and hosting services are recognized ratably over the duration of the hosting term.

Research and Development

Research and development expenditures are charged to operations as incurred. Statement of Financial Accounting Standards No. 86, “Accounting for the Costs of Computer Software to Be Sold, Leased or Otherwise Marketed,” requires the capitalization of certain software development costs subsequent to the establishment of technological feasibility. Based on SupportSoft’s product development process, technological feasibility is established upon the completion of a working model. Costs incurred by SupportSoft between the completion of the working model and the point at which the product is ready for general release have been insignificant. Accordingly, SupportSoft has charged all such costs to research and development expense in the accompanying statements of operations. SupportSoft did not incur any cost related to software developed or for software obtained for internal use as defined in SOP 98-1.

Sales Commissions

Sales commissions are the incremental costs that are directly associated with non-cancelable contracts with customers and consist of commissions paid to the Company’s sales personnel. If the customer contract is a perpetual license, the commission expense attributable to the license fees are recorded in the month license revenue is recognized. For term licenses and other ratable license arrangements, sales commissions are deferred and amortized over the non-cancelable terms of the related customer contracts, which are typically 12 to 36 months. The sales commissions, which are paid in the month following the time an order is consummated or when customer payment is received, are a direct and incremental cost of the revenue arrangements. The deferred commission amounts are recoverable through the future revenue streams under the non-cancelable customer contracts. Commissions payments made to sales personnel are non-refundable unless amounts due from a customer are determined to be uncollectible in which cash commissions paid are generally recoverable by the Company.

Advertising Costs

Advertising costs are recorded as sales and marketing expense in the period in which they are incurred. Advertising expense was $725,000, $224,000, and $357,000 for the years ended December 31, 2006, 2005, and 2004, respectively.

SUPPORTSOFT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 1. Organization and Summary of Significant Accounting Policies (Continued)

Net Income (Loss) Per Share

Basic and diluted net income (loss) per share are presented in conformity with the Financial Accounting Standards Board’s (“FASB”) Statement of Financial Accounting Standards No. 128, “Earnings Per Share” (“FAS 128”), for all periods presented. Basic net income (loss) per share is computed using net income (loss) and the weighted average number of common shares outstanding during the reporting period. Diluted net income (loss) per share is computed using net income and the weighted average number of common shares outstanding, including the effect from the potential issuance of common stock such as stock issuable pursuant to the exercise of stock options using the treasury stock method when dilutive.

The following table sets forth the computation of basic and diluted net income (loss) per share (in thousands, except per share amounts):

	Year Ended December 31,
	2006	2005	2004
Net income (loss)	$(8,235)	$4,425	$10,154
Basic:
Weighted-average shares of common stock outstanding	44,113	43,032	42,355
Shares used in computing basic net income per share	44,113	43,032	42,355
Basic net income (loss) per share	$(0.19)	$0.10	$0.24
Diluted:
Weighted-average shares of common stock outstanding	44,113	43,032	42,355
Add: Common equivalent shares outstanding	—	1,487	3,235
Shares used in computing diluted net income per share	44,113	44,519	45,590
Diluted net income (loss) per share	$(0.19)	$0.10	$0.22

In 2006, SupportSoft has not included the effect from the potential issuance of common stock as a result of the exercise of stock options as the issuance of these shares would be anti-dilutive due to the net loss incurred in the current period.

Accumulated Other Comprehensive Loss

The components of accumulated other comprehensive loss relate entirely to accumulated foreign currency translation losses and unrealized losses on available-for-sale securities. Accumulated currency translation losses were $697,000 and $528,000 as of December 31, 2006 and 2005, respectively, and accumulated unrealized losses on available-for-sale securities were $54,000 and $117,000 as of December 31, 2006 and 2005, respectively.

Stock-Based Compensation

On January 1, 2006, the Company adopted Statement of Financial Accounting Standards No. 123 (revised 2004), “Share-Based Payment,” (“SFAS 123R”) which requires the measurement and recognition of compensation expense for all stock-based payment awards, including employee stock options and

SUPPORTSOFT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 1. Organization and Summary of Significant Accounting Policies (Continued)

employee stock purchases from employee stock purchase plan. Prior to January 1, 2006, the Company accounted for stock-based payments to employees using the intrinsic value method under APB Opinion No. 25, as permitted by SFAS 123R, and, as such, generally recognized no compensation cost for employee stock options or employees stock purchases.

SupportSoft elected the modified prospective transition method for adopting SFAS 123R which required the application of the accounting standard as of January 1, 2006, the first day of the Company’s 2006 fiscal year. Under this transition method, compensation cost recognized includes the applicable amounts of: (a) compensation cost for all stock-based payments granted prior to, but not yet vested, as of December 31, 2005 based on the grant-date fair value estimated in accordance with the original provisions of SFAS 123R and previously presented in the pro-forma footnote disclosures, and (b) compensation cost of all stock-based payments granted subsequent to January 1, 2006 based on the grant-date fair value estimated in accordance with the new provisions of SFAS 123R. Prior periods have not been restated to reflect the impact of SFAS 123R.

Determining Fair Value

Valuation and Attribution Method: SupportSoft estimates the fair value of stock options granted using the Black-Scholes option pricing model. Stock options vest on a graded schedule; however the Company recognizes the expense on a straight-line basis over the requisite service period of the entire award, net of estimated forfeitures and subject to the minimum expense requirements of SFAS 123R. Compensation cost recognized is at least equal to the portion of the grant-date fair value of the award that is vested at that date.

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

Estimated Forfeitures: SFAS 123R requires that the stock option expense recognized be based on awards that are ultimately expected to vest, and therefore a forfeiture rate should be applied at the time of grant and revised, if necessary, in subsequent periods when actual forfeitures differ from those estimates. Prior to January 1, 2006, the Company accounted for forfeitures only as they occurred. Commencing in 2006, the Company has estimated its forfeitures based on historical experience.

Expected Dividend: The Company uses a dividend yield of zero, as it has never paid cash dividends and does not expect to pay dividends in the future.

SUPPORTSOFT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 1. Organization and Summary of Significant Accounting Policies (Continued)

The fair value of the Company’s stock-based awards was estimated using the following assumptions for the years ended December 31, 2006, 2005 and 2004:

	Stock Option Plan			Employee Stock Purchase Plan
	2006	2005	2004	2006	2005	2004
Risk-free interest rate	4.8%	4.1%	3.4%	4.7%	3.1%	1.2%
Expected term (in years)	3.9	4.0	4.0	0.5 to 2.0	0.5 to 2.0	0.5 to 2.0
Volatility	53.5%	70.9%	84.0%	54.1%	74.6%	79.5%
Estimated forfeitures	8.0%	0%	0%	8.0%	0%	0%
Expected dividend	0%	0%	0%	0%	0%	0%
Weighted average fair value	$2.01	$2.75	$4.48	$1.66	$2.83	$3.16

Tax Effects of Stock-Based Payments

On November 10, 2005, the Financial Accounting Standards Board (FASB) issued FASB Staff Position No. SFAS-123R-3 “Transition Election Related to Accounting for Tax Effects of Share-Based Payment Awards” which provides for an alternative transition method to calculate the tax effects of stock-based compensation expense pursuant to SFAS 123R. We adopted the alternative transition method provided in the FASB Staff Position for calculating the tax effects of stock-based compensation pursuant to SFAS 123(R) in the fourth quarter of fiscal 2006. The alternative transition method includes simplified methods to establish the beginning balance of the additional paid-in capital pool (APIC pool) related to the tax effects of employee stock-based compensation, and to determine the subsequent impact on the APIC pool and Consolidated Statements of Cash Flows of the tax effects of employee stock-based compensation awards that are outstanding upon adoption of SFAS 123(R). The adoption did not have a material impact on our results of operations and financial condition.

Stock Compensation Expense

The Company recorded the following stock-based compensation expense for the fiscal year ended December 31, 2006 (in thousands):

Fiscal Year Ended December 31, 2006
Stock option compensation expense recognized in:
Cost of services	$292
Research and development	316
Sales and marketing	774
General and administrative	1,572
2,954
ESPP compensation expense recognized in:
Cost of services	87
Research and development	106
Sales and marketing	125
General and administrative	66
384
Stock-based compensation expense included in total costs and expenses	$3,338

SUPPORTSOFT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 1. Organization and Summary of Significant Accounting Policies (Continued)

Included above was $238,000, of stock-based compensation expense related to the acceleration of the stock options awarded to the Company’s former chief executive officer in connection with a transition agreement dated March 12, 2006. Pursuant to the terms of this agreement, provided the former CEO remained an employee of the Company, on the date the Board of Directors appointed a new CEO, all then outstanding and unvested options would be immediately vested. A new CEO was appointed on April 6, 2006 and vesting of 115,625 shares was accelerated.

There was no stock-based compensation expense recognized for the years ended December 31, 2005 and 2004.

As a result of adopting SFAS 123R, the Company’s loss before income taxes and net loss for the year ended December 31, 2006 was $3.3 million higher than if it had continued to account for share-based compensation under APB 25. Basic and diluted loss per share for the year ended December 31, 2006 would have both been $0.08 lower if the Company had not adopted SFAS 123R.

No income tax benefit was realized from stock option exercises during the year ended December 31, 2006. In accordance with SFAS 123R, we present excess tax benefits from the exercise of stock options, if any, as cash flow from financing activities in the accompanying Consolidated Statements of Cash Flows.

The table below reflects the net income (loss) and net income (loss) per share for the year ended December 31, 2006. Pro-forma information required under SFAS 123R for periods prior to 2006 as if the Company has applied the fair value recognition provision under SFAS 123R is as follows:

	2006	2005	2004
Net income—as reported for the prior period(1)	$ N/A	$4,425	$10,154
Stock-based compensation expense relating to:
Stock options(2)	(2,953)	(20,540)	(8,478)
ESPP stock purchases(2)	(385)	(575)	(1,042)
Net income (loss), including the effect of stock-based compensation expense(3)	$(8,235)	$(16,690)	$634
Basic net income per share—as reported for the prior period	N/A	$0.10	$0.24
Basic net income (loss) per share—pro-forma, including the effect of stock-based compensation	$(0.19)	$(0.39)	$0.01
Diluted net income per share—as reported for the prior period	N/A	$0.10	$0.22
Diluted net income (loss) per share—pro-forma, including the effect of stock-based compensation	$(0.19)	$(0.39)	$0.01

(1)          Net income and net income per share prior to January 1, 2006 did not include stock-based compensation expense for stock options and employee stock purchases under SFAS 123R because the Company had not adopted the recognition provisions of SFAS 123R.

(2)          Stock-based compensation expense, net income (loss) and net income (loss) per share prior to January 1, 2006 is calculated based on the pro-forma application of SFAS 123R.

(3)          Net income and net income (loss) per share prior to fiscal 2006 represents pro-forma information including the effect of stock-based compensation based on SFAS 123R.

Prior to the adoption of SFAS 123R, our Board of Directors approved the acceleration of vesting of certain unvested and out-of-money stock options with exercise prices equal to or greater than $5.00 per

SUPPORTSOFT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 1. Organization and Summary of Significant Accounting Policies (Continued)

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

Income Taxes

Income taxes are accounted for under the asset and liability method. Under this method, deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases, and operating losses and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates in effect for the year in which those temporary differences are expected to be reversed or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in the consolidated statements of operations in the period that includes the enactment date. A valuation allowance is recorded to reduce the carrying amounts of deferred tax assets, if it is more likely than not, that such assets will not be realized.

Warranties and Indemnifications

The Company generally provides a warranty for its software products and services to its customers and accounts for its warranties under the FASB’s Statement of Financial Accounting Standards No. 5, “Accounting for Contingencies” (“FAS No. 5”). Our standard warranty period is 90 days, but warranty periods can sometimes be longer and vary from customer to customer. In the event there is a breach of such warranties, SupportSoft generally is obligated to correct the product or service to conform to the warranty provision or, if SupportSoft is unable to do so, the customer is entitled to seek a refund of the purchase price of the product or service. In certain contracts a material breach of warranty may involve penalties payable to the customer. SupportSoft did not provide for a warranty accrual as of December 31, 2006 or December 31, 2005. To date, SupportSoft’s product warranty expense has not been significant.

The Company generally agrees to indemnify its customers against legal claims that its software products infringe certain third-party intellectual property rights and accounts for its indemnification obligations under FAS No. 5. To date, SupportSoft has not been required to make any payment resulting from infringement claims asserted against our customers and has not recorded any related accruals.

SUPPORTSOFT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 1. Organization and Summary of Significant Accounting Policies (Continued)

Segment Information

The Company conducts its business in one segment: providing software and related services that automate the resolution of technology problems. Revenue from customers located outside the United States was approximately $10.3 million, $12.9 million, and $6.4 million for the years ended December 31, 2006, 2005, and 2004, respectively.

Sales by the Company to customers in different geographic areas, expressed as a percentage of revenue, for the periods ended were:

	Year Ended December 31,
	2006	2005	2004
Americas	78%	80%	91%
Asia Pacific	1	1	1
Europe, the Middle East, and Africa	21	19	8
Total	100%	100%	100%

Sales by the Company to customers that exceeded 10% of our total revenue, expressed as a percentage of total revenue, in each of the years in the three year period ended December 31, 2006 were:

	Year Ended December 31,
	2006	2005	2004
Customer A	—	—	13%
Customer B	—	—	10%
Customer C	—	—	—

Note 2.         Property and Equipment

Property and equipment are stated at cost and consist of the following (in thousands):

	December 31,
	2006	2005
Computer equipment and software	$10,763	$10,092
Furniture and office equipment	658	615
	11,421	10,707
Accumulated depreciation	(10,484)	(9,496)
	$937	$1,211

Depreciation expense was $988,000, $1.1 million, and $766,000, for the years ended December 31, 2006, 2005, and 2004, respectively.

Note 3. Business Combinations

On September 2, 2004, as part of the Company’s strategy to expand our product portfolio, the Company acquired substantially all of the assets of Core Networks Incorporated and certain liabilities for approximately $16.9 million in cash (the “Acquisition”). Accordingly, the operations of Core Networks have been included in the accompanying consolidated statements of operations from September 2, 2004

SUPPORTSOFT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 3. Business Combinations (Continued)

onward. Core Networks specialized in software products for network monitoring, management and activation of advanced digital services for DSL and cable broadband providers. The purchase price for Core Networks exceeded the fair value of Core Networks’ net tangible and intangible assets acquired; as a result, we recorded goodwill in connection with this transaction.

Upon consummation of the Acquisition, the Company charged to expense $1.6 million representing acquired in-process research and development that had not yet reached technological feasibility and had no alternative future use. The amount of purchase price allocated to acquire in-process research and development was determined by estimating viable products, estimating the resulting net cash flows from such products, and discounting the net cash flows back to their present value. The discount rate included a factor that took into account the inherent risk and expected growth of in-process products.

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

SUPPORTSOFT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 3. Business Combinations (Continued)

The results of operations of Core Networks were included in our consolidated statements of operations from September 2, 2004, the date of the Acquisition. If we had acquired the assets of Core Networks at the beginning of the periods presented, our unaudited pro forma net revenue, net income and net income per share would have been as follows (in thousands, except per share information):

For the year ended December 31, 2004 (unaudited):

Revenue	$61,858
Net income	5,780
Basic net income per share	0.14
Diluted net income per share	0.13

Note 4.        Intangible assets

As a result of the Acquisition, we recorded $5.4 million of amortizable intangible assets with useful lives of 5 years. Amortization expense related to amortizable intangible assets was $1.1 million, $1.1 million, and $363,000 for the years ended December 31, 2006, 2005, and 2004, respectively. Amortization expense for the next five years and thereafter, as of December 31, 2006, is expected to be as follows (in thousands):

Years ending December 31,	Amortizable Intangible Assets
2007	$1,124
2008	1,124
2009	657
Total expected amortization expense	$2,905

In December 2006, the Company acquired the use of a toll-free telephone number for cash consideration of $250,000. This asset has an indefinite useful life. The intangible asset will be tested for impairment annually or more often if events or changes in circumstances indicate that the carrying value may not be recoverable.

The following table summarized the components of intangible assets (in thousands).

	Years as of December 31,
	2006	2005
Amortizable intangible assets	$5,519	$5,484
Accumulated amortization	(2,614)	(1,490)
Indefinite-life intangible assets	250	—
Total intangible assets, net	$3,155	$3,994

Note 5. Commitments and Contingencies

Headquarters office lease.   In November 2006, the Company entered into a noncancelable lease agreement for its new headquarters office facility located in Redwood City, California. The lease commences on January 1, 2007 and ends on July 31, 2012. The annual fixed rent will be $738,000, $760,000, $783,000, $783,000, $805,000 and $483,000 for the years ended 2007, 2008, 2009, 2010, 2011 and 2012, respectively, as long as the Company is not in default under the term of the lease. In addition to base rent, commencing on the first anniversary of the lease and for each year thereafter, the Company will pay as

SUPPORTSOFT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 5. Commitments and Contingencies (Continued)

additional rent, with an amount equal to its proportionate share, or 27% initially, of the amount exceeding the landlord’s operating expenses incurred in calendar 2007. The Company issued an unsecured irrevocable standby letter of credit of $400,000 to the landlord as a security deposit under the lease. If the Company is in material compliance with the lease, the deposit amount may be reduced to $300,000 on February 1, 2009, $200,000 on February 1, 2010, and $100,000 on February 1, 2011.

Other facility leases.   The Company leases its facilities under noncancelable operating lease agreements, which expire at various dates through 2010. Facility rent expense pursuant to all operating lease agreements was approximately $1.5 million, $1.8 million, and $1.5 million for the years ended December 31, 2006, 2005, and 2004, respectively.

As of December 31, 2006, minimum payments due under all noncancelable lease agreements including our new headquarters lease were as follows (in thousands):

Years ending December 31,	Operating Leases
2007	$1,557
2008	1,011
2009	977
2010	944
2011	805
thereafter	483
Total minimum lease and principal payments	$5,777

Tax contingencies

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

Legal contingencies

Between December 2004 and January 2005, several purported securities class action suits were filed in the United States District Court for the Northern District of California against us, our former Chief Executive Officer, Radha R. Basu, and our former Chief Financial Officer, Brian M. Beattie. These actions were consolidated on March 22, 2005 as In re SupportSoft, Inc. Securities Litigation, Civil Action No.: c 04-5222 SI. The consolidated complaint alleges generally violations of certain federal securities laws and seeks unspecified damages on behalf of a class of purchasers of our common stock between January 20, 2004 and October 1, 2004. Plaintiffs allege, among other things, that defendants made false and misleading statements concerning our business and guidance for the third quarter 2004, purportedly violating Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 and Rule 10b-5 promulgated thereunder. On June 1, 2006, this action was certified to proceed as a class action on behalf of all persons and entities who purchased or otherwise acquired the securities of the Company from January 29, 2004 to October 1, 2004 and who were allegedly damaged thereby. The case is currently in discovery. A trial date has been set for October 29, 2007. Defendants intend to vigorously defend themselves against the consolidated lawsuit. While we cannot predict with certainty the outcome of the litigation, we believe that we have meritorious defenses to such claims.

SUPPORTSOFT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 5. Commitments and Contingencies (Continued)

In December 2005, a purported derivative stockholder complaint was filed in the Superior Court of the State of California for the County of San Mateo captioned White v. Vase et al., No. Civ. 451677. This complaint pursues claims—derivatively and on behalf of the Company as a nominal defendant—against certain of our directors and former directors: Radha R. Basu, Manuel Diaz, Kevin C. Eichler, Edward S. Russell and James Thanos. The derivative complaint alleges, among other things, that the director-defendants harmed us by making or permitting us to make false and misleading statements between January 20, 2004 and October 1, 2004 concerning our business and guidance for the third quarter 2004 and by purportedly exposing us to liability for securities fraud in violation of their fiduciary duties. On October 4, 2006, the court denied the defendants’ demurrer to the plaintiffs’ first amended complaint. The defendants’ answered this complaint on November 6, 2006. The case is currently in discovery. While we cannot predict with certainty the outcome of the litigation, we believe we have meritorious defenses to such claims.

In November 2001, a class action lawsuit was filed against us and two of our officers in the United States District Court for the Southern District of New York. The lawsuit alleged that our registration statement and prospectus dated July 18, 2000 for the issuance and initial public offering of 4,250,000 shares of our common stock contained material misrepresentations and/or omissions related to alleged inflated commissions received by the underwriters of the offering. The defendants named in the lawsuit are SupportSoft, Radha Basu, Brian Beattie, Credit Suisse First Boston Corporation, Bear, Stearns & Co. Inc. and FleetBoston Robertson Stephens Inc. The lawsuit seeks unspecified damages as well as interest, fees and costs. Similar complaints have been filed against 55 underwriters and more than 300 other companies and other individual officers and directors of those companies. All of the complaints against the underwriters, issuers and individuals have been consolidated for pre-trial purposes before U.S. District Court Judge Scheindlin of the Southern District of New York. On June 26, 2003, the plaintiffs announced that a proposed settlement between the issuer defendants and their directors and officers had been reached. Under the proposed settlement, which is subject to court approval, our insurance carrier would be responsible for any payments other than attorneys’ fees prior to June 1, 2003. A final settlement approval hearing on the proposed issuer settlement was held on April 24, 2006. The district court took the matter under submission and has not yet ruled. Meanwhile the consolidated case against the underwriters has proceeded. On October 13, 2004, the district court certified a class. On December 5, 2006, however, the Second Circuit reversed, holding that a class could not be certified. The Second Circuit’s holding, while directly affecting only the underwriters, raises some doubt as to whether the proposed issuer settlement will be approved in its present form. On January 5, 2007, plaintiffs petitioned the Second Circuit for rehearing of the Second Circuit’s decision. On January 24, 2007, the Second Circuit asked the underwriter defendants to respond to the petition by February 7, 2007. On February 7, 2007, the underwriters filed their response. While we cannot predict with certainty the outcome of the litigation or whether the settlement will be approved, we believe that the claims against us and our officers are without merit.

We are also subject to other routine legal proceedings, as well as demands, claims and threatened litigation that arise in the normal course of our business. The ultimate outcome of any litigation is uncertain, and either unfavorable or favorable outcomes could have a material negative impact. Regardless of outcome, litigation can have an adverse impact on SupportSoft because of defense costs, diversion of management resources and other factors.

SUPPORTSOFT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 6.        Restructuring Obligations and Other Charges

In 2006, in connection with a business review conducted by SupportSoft’s new Chief Executive Officer, the Company reduced its workforce by 25 employees, or approximately 10% of its workforce at that time, designed to match staffing with its new initiatives. As a result, the Company recorded a restructuring charge of $817,000 in 2006. The restructuring charge was comprised of severance costs and other personnel-related termination costs. Restructuring expenses included in the Consolidated Statements of Operations were $33,000 for cost of maintenance, $163,000 for cost of services, $40,000 for research and development, $386,000 for sales and marketing and $195,000 for general and administrative. Cash payments of $689,000 were made against those obligations.

In 2005, the Company’s management performed a review of its business operations and realigned its resources and go-to-market strategies to help maximize future revenue opportunities. As a result of this business review, the Company implemented a restructuring plan that included the termination of 27 employees, or approximately 10% of its workforce at that time, and closure of various offices worldwide. All of the employees were terminated as of December 31, 2005. As a result of the restructuring plan, the Company recorded a restructuring charge of $645,000 for severance costs and lease termination-related costs in 2005.

The following table summarizes activity associated with the restructuring and related expenses incurred for the years ended December 31, 2006 and 2005 (in thousands):

	Severance(1)	Facilities(2)	Total
Restructuring costs incurred in 2005	$456	$189	$645
Cash payments	(346)	(34)	(380)
Restructuring obligations, December 31, 2005	$110	$155	$265
Restructuring costs incurred in 2006	$817	$—	$817
Cash payments	(799)	(155)	(954)
Restructuring obligations, December 31, 2006	$128	$0	$128

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

Note 7. Stockholders’ Equity

Common Stock

At December 31, 2006, SupportSoft has reserved 14,922,969 and 1,908,164 shares of common stock for issuance pursuant to stock option and employee stock purchase plans, respectively.

On April 27, 2005, the Company’s board of directors authorized the repurchase of up to 2,000,000 outstanding shares of the Company’s common stock. In the second quarter of 2005, the Company repurchased 192,598 shares of outstanding common stock at a cost of $922,294 or an average cost of $4.76 per share, excluding commissions. There were no repurchases in 2006. Therefore, as of December 31,

SUPPORTSOFT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 7. Stockholders’ Equity (Continued)

2006, the maximum number of shares remaining that can be repurchased under this program was 1,807,402.

Stock Option Plans

In 1998, SupportSoft adopted the 1998 Stock Option Plan (the “Plan”). Under this Plan, up to 9,424,434 shares of SupportSoft’s common stock may be granted as options or sold to eligible participants. Under the Plan, options to purchase common stock may be granted at no less than 85% of the fair value on the date of the grant (110% of fair value in certain instances), as determined by the Board of Directors. Options under the Plan can be immediately exercisable at the Board of Directors’ discretion; however, shares issued are subject to SupportSoft’s right to repurchase such shares at the original issuance price, which lapses in a series of installments measured from the vesting commencement date of the option.

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

As of December 31, 2006, we had approximately 1.3 million shares of common stock reserved for future issuance under both of these stock option plans.

SUPPORTSOFT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 7. Stockholders’ Equity (Continued)

The following table represents stock option activity for the years ended December 31, 2004, 2005, and 2006:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value (in ‘000’s)
Outstanding options at December 31, 2003	8,318,781	$6.26
Granted	3,680,132	$7.60
Exercised	(766,027)	$3.80
Forfeited	(760,197)	$9.83
Outstanding options at December 31, 2004	10,472,689	$6.65	8.04	$16,675
Granted	2,209,385	$4.90
Exercised	(959,016)	$2.25
Forfeited	(1,598,920)	$8.05
Outstanding options at December 31, 2005	10,124,138	$6.46	7.37	$3,573
Granted	7,102,965	$4.44
Exercised	(807,967)	$4.71
Forfeited	(2,838,262)	$7.64
Outstanding options at December 31, 2006	13,580,874	$5.33	6.44	$13,048
Options vested and expected to vest	13,459,193	$5.34	6.44	$12,925
Outstanding exercisable at the end of the period	6,593,567	$6.27	6.44	$5,734

The aggregate intrinsic value in the table above represents the total pre-tax intrinsic value that would have been received by the option holders had they all exercised their options on December 31, 2006, 2005, and 2004. This amount will change based on the fair market value of the Company’s stock. The total aggregate intrinsic value of options exercised under the Company’s stock options plans was $1.2 million for the year ended December 31, 2006. The total fair value of options vested is $3.1 million as of December 31, 2006.

At December 31, 2006, there was $14.3 million of unrecognized compensation cost related to existing options outstanding which is expected to be recognized over a weighted average period of 3.5 years.

Employee Stock Purchase Plan

In February 2000, the Board of Directors approved SupportSoft’s 2000 Employee Stock Purchase Plan (the “2000 Purchase Plan”). A total of 2,000,000 shares of common stock were initially reserved for issuance under the 2000 Purchase Plan. On January 1 of each year, the number of shares reserved automatically increases by the lesser of 2,000,000 shares, 3% of the outstanding shares, or an amount determined by the Board of Directors. For 2006, the Board of Directors elected to have zero shares added to the 2000 Purchase Plan. The 2000 Purchase Plan permits eligible employees to acquire shares of SupportSoft’s common stock through periodic payroll deductions of up to 15% of total compensation. Purchases occur on the last day of each January and July following the end of each six-month purchase period. The price at which the common stock may be purchased is 85% of the lesser of the fair market

SUPPORTSOFT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 7. Stockholders’ Equity (Continued)

value of SupportSoft’s common stock at the beginning of the applicable offering period or the end of the applicable purchase period. Beginning August 1, 2006, the offering period for all new participants in the 2000 Purchase Plan was reduced to six months. Prior to August 1, 2006, all participants were enrolled in offering periods which could last up to 24 months and contained up to four separate purchase periods.

As of December 31, 2006, we had approximately 1.9 million shares of common stock reserved for future issuance under this ESPP plan.

Note 8. Income Taxes

The components of our net income (loss) before income taxes are as follows (in thousands):

	Years Ended December 31,
	2006	2005	2004
United States	$(9,514)	$3,870	$9,839
Foreign	1,766	957	625
Total	$(7,748)	$4,827	$10,464

The provision for (benefit from) income taxes consisted of the following (in thousands):

	Years Ended December 31,
	2006	2005	2004
Current:
Federal	$—	$—	$—
State	—	(3)	120
Foreign	395	263	190
Total current	395	260	310
Deferred:
Foreign	92	142	—
Total provision for income taxes	$487	$402	$310

The reconciliation of the federal statutory income tax rate to the Company’s effective income tax rate is as follows (in thousands):

	Years Ended December 31,
	2006	2005	2004
Provision at federal statutory rate	$(2,712)	$1,689	$3,662
State taxes	—	(3)	120
Permanent differences/other	35	72	134
Stock-based compensation	(4)	(472)	(1,060)
Federal valuation allowance (utilized)/provided	3,089	(954)	(2,736)
Foreign rate differential	79	70	190
Provision for income taxes	$487	$402	$310

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax

SUPPORTSOFT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 8. Income Taxes (Continued)

purposes. Significant components of the Company’s deferred tax assets and liabilities are as follows (in thousands):

	December 31,
	2006	2005
Deferred tax assets:
Accruals and reserves	$1,743	$580
Capitalized research and development	5	—
Deferred revenue	829	1,046
Net operating loss carryforwards	18,045	15,034
Research and development tax credits	3,973	3,958
Capitalized research and development	45	66
Intangible assets	2,647	2,724
Fixed assets	293	328
Gross deferred tax assets	27,580	23,736
Valuation allowance	(27,378)	(23,590)
Total deferred tax assets	202	146
Intangible assets	(436)	(288)
Total deferred tax liabilities	(436)	(288)
Net deferred tax liabilities	$(234)	$(142)

The Financial Accounting Standards Board’s Statement of Financial Accounting Standards No. 109 “Accounting for Income Taxes” provides for the recognition of deferred tax assets if realization of such assets is more likely than not to occur. Based upon the weight of available evidence, which includes its historical operating performance, reported cumulative net losses since inception and difficulty in accurately forecasting its results, the Company provided a full valuation allowance against its net deferred tax assets. The Company reassesses the need for its valuation allowance on a quarterly basis.

The net valuation allowance (increased) decreased by approximately $(3.8) million, and $677,000, during the years ended December 31, 2006, and 2005, respectively.

As of December 31, 2006, the Company had federal and state net operating loss carryforwards of approximately $48.0 million and $27.9 million, respectively. The Company also had federal and state research and development credit carryforwards of approximately $2.3 million and $2.2 million, respectively. The federal net operating loss and credit carryforwards will expire at various dates beginning in 2018 through 2026, if not utilized. The state net operating loss carryforwards will expire at various dates beginning in 2007 through 2016, if not utilized. The state research and development credit carryforwards do not have an expiration date.

Utilization of the net operating loss carryforwards and credits may be subject to substantial annual limitation due to the ownership change limitations provided by the Internal Revenue Code of 1986, as amended, and similar state provisions. The annual limitation may result in the expiration of net operating losses and credits before utilization.

SUPPORTSOFT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 8. Income Taxes (Continued)

The Company’s India based subsidiary was granted a tax holiday related to its research and development activities. The tax holiday expires in 2009. The tax holiday has an immaterial impact on the current year financial statements.

Cumulative unremitted foreign earnings that are considered to be indefinitely reinvested outside the United States and on which no U.S. taxes have been provided were approximately $2.6 million at December 31, 2006. If such earnings were distributed, the Company would not accrue any additional taxes due to the full valuation allowance against its deferred tax assets.

Note 9. Other-Than-Temporary Impairment and Its Application to Certain Investments

The gross unrealized losses related to the Company’s portfolio of available-for-sale securities were primarily due to a decrease in the fair value of debt securities as result of an increase in interest rates during 2006. The Company has determined that the gross unrealized losses on its available-for-sale securities as of December 31, 2006 are temporary in nature. The Company has reviewed its investment portfolio to identify and evaluate investments that have indications of possible impairment. Factors considered in determining whether a loss is temporary include the magnitude of the decline in market value, the length of time the market value has been below cost (or adjusted cost), credit quality, and the Company’s ability and intent to hold the securities for a period of time sufficient to allow for any anticipated recovery in market value.

The following table sets forth the unrealized losses for the Company investments as of December 31, 2006 (in thousands):

	In Loss Position Less Than 12 Months		In Loss Position More Than 12 Months		Total In Loss Position
Description	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Commercial paper	$35,360	$(30)	$—	$—	$35,360	$(30)
Corporate bonds	$31,488	$(23)	$—	$—	$31,488	$(23)
Federal agencies	$1,999	$(1)	$—	$—	$1,999	$(1)
Total	$68,847	$(54)	$—	$—	$68,847	$(54)

SUPPORTSOFT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 10. Quarterly Financial Information (Unaudited)

Selected quarterly financial information for 2006 and 2005 is as follows:

	Fiscal Year 2006 Quarter Ended
	Mar. 31, 2006	June 30, 2006	Sept. 30, 2006	Dec. 31, 2006
	(in thousands, except per share data)
Statements of Operations Data:
License fees	$2,051	$3,483	$4,479	$6,402
Maintenance	3,929	3,893	3,917	3,933
Services	2,257	3,388	3,462	3,834
Total revenue	8,237	10,764	11,858	14,169
Cost of license fees	104	109	119	167
Cost of maintenance	253	261	349	362
Cost of services	2,890	3,083	3,606	4,020
Research and development	2,525	2,332	2,267	2,123
Sales and marketing	5,134	5,847	6,013	6,342
General and administrative	2,130	2,859	2,689	2,485
Loss from operations	(5,070)	(3,999)	(3,457)	(1,605)
Net loss	(3,932)	(2,536)	(1,687)	(80)
Basic net loss per share	$(0.09)	$(0.06)	$(0.04)	$(0.00)
Diluted net loss per share	$(0.09)	$(0.06)	$(0.04)	$(0.00)

	Fiscal Year 2005 Quarter Ended
	Mar. 31, 2005	June 30, 2005	Sept. 30, 2005	Dec. 31, 2005
	(in thousands, except per share data)
Statements of Operations Data:
License fees	$9,022	$9,325	$5,404	$8,986
Maintenance	3,393	3,622	3,569	3,733
Services	3,710	4,062	4,013	3,092
Total revenue	16,125	17,009	12,986	15,811
Cost of license fees	190	127	123	115
Cost of maintenance	164	269	301	254
Cost of services	3,132	3,545	3,229	3,222
Research and development	2,933	2,902	2,700	2,650
Sales and marketing	6,842	6,223	5,304	6,790
General and administrative	2,189	2,119	2,110	2,200
Income (loss) from operations	418	1,586	(1,071)	275
Net income (loss)	1,233	2,132	(85)	1,145
Basic net income (loss) per share	$0.03	$0.05	$(0.00)	$0.02
Diluted net income (loss) per share	$0.03	$0.05	$(0.00)	$0.02

ITEM 9.                CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES.

None.

ITEM 9A.        CONTROLS AND PROCEDURES.

Disclosure controls and procedures.

We maintain “disclosure controls and procedures,” as such term is defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”), that are designed to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in Securities and Exchange Commission rules and forms, and that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating our disclosure controls and procedures, management recognized that disclosure controls and procedures, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the disclosure controls and procedures are met. Our disclosure controls and procedures have been designed to meet reasonable assurance standards. Additionally, in designing disclosure controls and procedures, our management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible disclosure controls and procedures. The design of any disclosure controls and procedures also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. As described below in our management’s report on internal control over financial reporting, we have identified a material weakness in our internal control over financial reporting, relating to our accounting for our international operations. Therefore, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were not effective as of December 31, 2006.

Changes in Internal Control over Financial Reporting

Other than the material weakness noted below there was no significant change in our internal control over financial reporting that occurred during the fourth quarter of 2006 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Report of Management on Internal Control over Financial Reporting.

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f). Our internal control system is designed to provide reasonable assurance to our management and Board of Directors regarding the preparation and fair presentation of published financial statements. All internal control systems, no matter how well designed, have inherent limitations. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation.

Under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. As part of this evaluation, management established an internal control project team, engaged outside consultants and adopted a project work plan to document and assess the adequacy of our internal control over financial reporting, address any control deficiencies that were identified, and to validate through testing that the controls are functioning as documented.

A material weakness is a control deficiency or combination of control deficiencies that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. Based on management’s assessment of our internal control over financial reporting as of December 31, 2006, we have identified the following material weakness.

We did not appropriately quantify the currency translation gain or loss upon liquidation of a foreign subsidiary in 2006, nor did we maintain appropriate controls related to the periodic reconciliation of inter-company balances. Such objectives should have been met by the internal controls over our accounting for international operations. In connection with our fiscal 2006 year end audit, a misclassification of the accumulated currency translation adjustments, which balances should have been appropriately classified as an inter-company balance between the liquidated subsidiary and the U.S. parent company, was identified and a corrective adjustment was made to our consolidated financial statements. If the misclassification had remained undetected, the gain recognized upon the liquidation of the foreign subsidiary would have been mistated, impacting “other income” reported in the consolidated statements of operations.

Because of the material weakness described in the preceding paragraphs, the Company has concluded its internal control over financial reporting was not effective as of December 31, 2006.

Our independent registered public accounting firm, Ernst & Young LLP, has issued an attestation report on management’s assessment of our internal control over financial reporting, which is included herein.

Additional Information and Remediation

The corrective adjustment discussed above had no effect on the consolidated financials statements of any year prior to 2006 because currency translation adjustments are accumulated as a component of stockholders’ equity and misclassifications between individual entities within the same account have no effect on the consolidated financial statements until the liquidation of a foreign subsidiary occurs. Furthermore, the misclassification for the liquidated subsidiary was corrected prior to the release of our fourth quarter and fiscal 2006 financial results reported in our current report on Form 8 -K filed with the Securities and Exchange Commission on February 8, 2007.

We have since evaluated the accumulated currency translation adjustments of our foreign subsidiaries in order to determine the accuracy of the entity-specific and consolidated balances. At the conclusion of this review, we determined the balances to be properly stated as of December 31, 2006. Going forward, we will review the reasonableness of our recorded currency translation balances once a quarter and in connection with the liquidation of a foreign subsidiary.

In March 2007, we discussed the material weakness and remediation described above with our audit committee.

/s/ JOSHUA PICKUS
Joshua Pickus
Chief Executive Officer and President

/s/ KEN OWYANG
Ken Owyang
Chief Financial Officer and
Senior Vice President of Finance and Administration

Report of Independent Registered Public Accounting Firm
on Internal Control over Financial Reporting

The Board of Directors and Stockholders of
SupportSoft, Inc.

We have audited management’s assessment, included in the accompanying Report of Management on Internal Control over Financial Reporting, that SupportSoft, Inc. (the “Company”) did not maintain effective internal control over financial reporting as of December 31, 2006, because of the effect of the Company’s lack of adequate controls in the accounting for international operations with regard to review of amounts recorded for currency translation adjustments, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.

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

A material weakness is a control deficiency, or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. The following material weakness has been identified and included in management’s assessment.

The Company’s internal controls did not appropriately quantify the currency translation gain or loss upon liquidation of a foreign subsidiary in 2006, nor did the Company maintain appropriate controls related to the periodic reconciliation of inter-company balances. Such objectives should have been met by the Company’s controls over accounting for international operations. In connection with the fiscal 2006 year end audit, a misclassification of certain accumulated currency translation adjustments, which balances should have been appropriately classified as an inter-company balance between the liquidated subsidiary and the U.S. parent company, was identified and a corrective adjustment was made to the consolidated financial statements. If the misclassification had remained undetected, the gain recognized upon the liquidation of the foreign subsidiary would have been misstated, impacting “other income” reported in the consolidated statements of operations.

This material weakness was considered in determining the nature, timing, and extent of audit tests applied in our audit of the 2006 consolidated financial statements, and this report does not affect our report dated March 12, 2007 on those financial statements.

In our opinion, management’s assessment that SupportSoft, Inc. did not maintain effective internal control over financial reporting as of December 31 2006, is fairly stated, in all material respects, based on the COSO criteria. Also, in our opinion, because of the effect of the material weakness described above on the achievement of the objectives of the control criteria, SupportSoft, Inc. has not maintained effective internal control over financial reporting as of December 31, 2006, based on the COSO criteria.

/s/Ernst & Young LLP
San Jose, California
March 12, 2007

ITEM 9B.       OTHER INFORMATION.

None.

PART III

ITEM 10.         DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

The information required by Item 10 of Form 10-K with respect to Item 401 of Regulation S-K regarding our directors is incorporated herein by reference from the information contained in the section entitled “Directors and Nominees” in our definitive Proxy Statement for the 2007 Annual Meeting of Stockholders (the “Proxy Statement”), a copy of which will be filed with the Securities and Exchange Commission on or before April 30, 2007.

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

The information required by Item 10 of Form 10-K with respect to Items 407(c)(3), 407(c)(4) and 407(d)(5) is incorporated by reference from the information contained in the sections entitled “Director Nominations,’’ “Corporate Governance’’ and “Committees of the Board of Directors’’ in our Proxy Statement.

ITEM 11.         EXECUTIVE COMPENSATION.

The information required by Item 11 of Form 10-K is incorporated herein by reference from the information contained in the sections entitled “Executive Compensation and Related Information,” “Director Compensation,’’ “Compensation Committee Report” and “Compensation Committee Interlocks and Insider Participation” in our Proxy Statement.

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

Securities Authorized for Issuance Under Equity Compensation Plans

Equity Compensation Plan Information
As of December 31, 2006

	Number of securities to be issued upon exercise of outstanding options, warrants, and rights	Weighted- average exercise price of outstanding options, warrants, and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Plan Category	(a)	(b)	(c)
Equity Compensation Plans approved by security holders(1)	13,580,874	$5.334	1,342,095	(2)
Equity Compensation Plans not approved by security holders(3)	—	—	—
Total	13,580,874	$5.334	1,342,095	(4)

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

(3)          None.

(4)          The amount does not include 1,908,164 shares available for purchase pursuant to our 2000 Employee Stock Purchase Plan. Shares of common stock will be purchased at a price equal to 85% of the fair market value per share of common stock on either the first day preceding the six-month offering period or the last date of the offering period, whichever is less. The number of shares reserved for issuance shall automatically increase each year by a number equal to the lesser of (i) 2,000,000 shares,

(ii) 3% of the outstanding common stock on that date, or (iii) a lesser amount determined by our board of directors.

ITEM 13.         CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE.

The information required by Item 13 of Form 10-K is incorporated herein by reference from the information contained in the sections entitled “Certain Relationships and Related Transactions” and “Director Independence’’ in our Proxy Statement.

ITEM 14.         PRINCIPAL ACCOUNTANT FEES AND SERVICES.

The information required by Item 14 of Form 10-K is incorporated herein by reference from the information contained in the sections entitled “Principal Accountant Fees and Services” and “Audit Committee Pre-Approval Policies and Procedures’’ in our Proxy Statement.

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

10.3*	Registrant’s 2000 Amended and Restated Employee Stock Purchase Plan (incorporated by reference to Exhibit 10.1 of SupportSoft’s quarterly report on Form 10-Q filed on August 4, 2006.
10.4*	Form of Directors and Officers’ Indemnification Agreement (incorporated by reference to Exhibit 10.4 registration statement on Form S-1 (File No. 333-30674) filed on February 18, 2000).
10.5*

Employment Agreement, dated July 15, 1999, by and between the registrant and Radha R. Basu (incorporated by reference to Exhibit 10.6 of Amendment No. 3 to SupportSoft’s registration statement on Form S-1 (File No. 333-30674) filed on April 26, 2000).

10.6*	Transition Agreement between Radha R. Basu and SupportSoft, Inc., dated March 12, 2006 (incorporated by reference to Exhibit 10.1 of SupportSoft’s current report on Form 8-K filed on March 13, 2006).
10.7*

Employment Agreement, dated August 16, 1999, by and between the registrant and Josh Pickus (incorporated by reference to Exhibit 10.1 of SupportSoft’s current report on Form 8-K filed on April 6, 2006).

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

10.10*

Employment Agreement dated July 25, 2003, by and between registrant and Michael Sayer, dated April 24, 2006 (incorporated by reference to Exhibit 10.1 of SupportSoft’s current report on Form 8-K filed on April 27, 2006).

10.11*	Employment Agreement between registrant and Robert Barnum, dated July 21, 2006.
10.12*

Employment Agreement dated May 1, 2003, by and between registrant and Chris M. Grejtak (incorporated by reference to Exhibit 10.11 of SupportSoft’s annual report on Form 10-K for the year ended December 31, 2003).

10.13*

Employment Agreement dated November 15, 2004, by and between registrant and Ken Owyang, as amended on December 28, 2005 and December 27, 2006 (incorporated by reference to Exhibit 10.1 of SupportSoft’s current report on Form 8-K filed on March 31, 2006).

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

10.18	Exercise of Lease Renewal Option dated December 16, 2005 (incorporated by reference to Exhibit 10.1 of SupportSoft’s current report on Form 8-K filed on December 22, 2005).
10.19	Sublease Agreement with Nuance Communications, Inc. dated November 9, 2006 (incorporated by reference to Exhibit 10.1 of SupportSoft’s current report on form 8-K filed on November 15, 2006).
23.1	Consent of Independent Registered Public Accounting Firm
24.1	Power of Attorney (see page 81 of this Form 10-K)
31.1	Chief Executive Officer Section 302 Certification.
31.2	Chief Financial Officer Section 302 Certification.
32.1(1)	Statement of the Chief Executive Officer under 18 U.S.C. § 1350
32.2(1)	Statement of the Chief Financial Officer under 18 U.S.C. § 1350

*                    Denotes an executive or director compensation plan or arrangement.

(1)          The material contained in Exhibit 32.1 and 32.2 shall not be deemed “filed” with the SEC and is not to be incorporated by reference into any filing of the Company under the Securities Act of 1933 or the Securities Exchange Act of 1934, whether made before or after the date hereof irrespective of any general incorporation language contained in such filing, except to the extent that the registrant specifically incorporates it by reference.

(c)           Financial Statement Schedules.

No schedules have been filed because the information required to be set forth therein is not applicable or is shown in the financial statements or related notes included as part of this report.

SIGNATURES

Pursuant to the requirements of the Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on this 16th day of March, 2007.

SUPPORTSOFT, INC.
By:	/s/ JOSHUA PICKUS
Joshua Pickus
Chief Executive Officer and President

POWER OF ATTORNEY

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Joshua Pickus and Ken Owyang, and each of them individually, as his or her attorney-in-fact, each with full power of substitution, for him or her in any and all capacities, to sign any and all amendments to this Report on Form 10-K, and to file the same, with exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, hereby ratifying and confirming all that said attorney-in-fact, or his or her substitute, may do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated:

Signature	Title	Date
/s/ JOSHUA PICKUS	Chief Executive Officer and President	March 16, 2007
Joshua Pickus	(Principal Executive Officer)
/s/ KEN OWYANG	Chief Financial Officer and Senior Vice President of	March 16, 2007
Ken Owyang	Finance and Administration
(Principal Financial and Accounting Officer)
/s/ KEVIN C. EICHLER	Chairman of the Board of Directors	March 16, 2007
Kevin C. Eichler
/s/ RADHA R. BASU	Director	March 16, 2007
Radha R. Basu
/s/ SHAWN FARSHCHI	Director	March 16, 2007
Shawn Farshchi
/s/ J. MARTIN O’MALLEY	Director	March 16, 2007
J. Martin O’Malley
/s/ JIM STEPHENS	Director	March 16, 2007
Jim Stephens
/s/ JAMES THANOS	Director	March 16, 2007
James Thanos

EXHIBIT INDEX

Exhibit	Description of Document
3(i)	Restated Certificate of Incorporation, as amended (incorporated by reference to Exhibit 3.1 of SupportSoft’s annual report on Form 10-K for the year ended December 31, 2001).
3(ii)	Amended and Restated Bylaws (incorporated by reference to Exhibit 3.2 of SupportSoft’s annual report on Form 10-K for the year ended December 31, 2001).
4.1	Form of Common Stock Certificate (incorporated by reference to Exhibit 4.1 of SupportSoft’s quarterly report on Form 10-Q for the quarter ended June 30, 2002).
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

10.3*	Registrant’s 2000 Amended and Restated Employee Stock Purchase Plan (incorporated by reference to Exhibit 10.1 of SupportSoft’s quarterly report on Form 10-Q filed on August 4, 2006.
10.4*	Form of Directors and Officers’ Indemnification Agreement (incorporated by reference to Exhibit 10.4 registration statement on Form S-1 (File No. 333-30674) filed on February 18, 2000).
10.5*

Employment Agreement, dated July 15, 1999, by and between the registrant and Radha R. Basu (incorporated by reference to Exhibit 10.6 of Amendment No. 3 to SupportSoft’s registration statement on Form S-1 (File No. 333-30674) filed on April 26, 2000).

10.6*	Transition Agreement between Radha R. Basu and SupportSoft, Inc., dated March 12, 2006 (incorporated by reference to Exhibit 10.1 of SupportSoft’s current report on Form 8-K filed on March 13, 2006).
10.7*

Employment Agreement, dated August 16, 1999, by and between the registrant and Josh Pickus (incorporated by reference to Exhibit 10.1 of SupportSoft’s current report on Form 8-K filed on April 6, 2006).

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

10.10*

Employment Agreement dated July 25, 2003, by and between registrant and Michael Sayer, dated April 24, 2006 (incorporated by reference to Exhibit 10.1 of SupportSoft’s current report on Form 8-K filed on April 27, 2006).

10.11*	Employment Agreement between registrant and Robert Barnum, dated July 21, 2006.

10.12*

Employment Agreement dated May 1, 2003, by and between registrant and Chris M. Grejtak (incorporated by reference to Exhibit 10.11 of SupportSoft’s annual report on Form 10-K for the year ended December 31, 2003).

10.13*

Employment Agreement dated November 15, 2004, by and between registrant and Ken Owyang, as amended on December 28, 2005 and December 27, 2006 (incorporated by reference to Exhibit 10.1 of SupportSoft’s current report on Form 8-K filed on March 31, 2006).

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

10.18	Exercise of Lease Renewal Option dated December 16, 2005 (incorporated by reference to Exhibit 10.1 of SupportSoft’s current report on Form 8-K filed on December 22, 2005).
10.19	Sublease Agreement with Nuance Communications, Inc. dated November 9, 2006 (incorporated by reference to Exhibit 10.1 of SupportSoft’s current report on form 8-K filed on November 15, 2006).
23.1	Consent of Independent Registered Public Accounting Firm
24.1	Power of Attorney (see page 81 of this Form 10-K)
31.1	Chief Executive Officer Section 302 Certification.
31.2	Chief Financial Officer Section 302 Certification.
32.1(1)	Statement of the Chief Executive Officer under 18 U.S.C. § 1350
32.2(1)	Statement of the Chief Financial Officer under 18 U.S.C. § 1350

*                    Denotes an executive or director compensation plan or arrangement.

(1)          The material contained in Exhibit 32.1 and 32.2 shall not be deemed “filed” with the SEC and is not to be incorporated by reference into any filing of the Company under the Securities Act of 1933 or the Securities Exchange Act of 1934, whether made before or after the date hereof irrespective of any general incorporation language contained in such filing, except to the extent that the registrant specifically incorporates it by reference.