Form 10-Q
period 2007-03-31
SUPPORTSOFT INC
filed 2007-05-09
CIK 1104855

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒                       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2007

OR

☐                          TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

Commission File No. 000-30901

SUPPORTSOFT, INC.
(Exact Name of Registrant as Specified in Its Charter)

Delaware	94-3282005
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

1900 Seaport Boulevard, 3rd Floor

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

On May 3, 2007, 45,501,817 shares of the Registrant’s Common Stock, $0.0001 par value, were outstanding.

SUPPORTSOFT, INC.

FORM 10-Q

QUARTERLY PERIOD ENDED MARCH 31, 2007

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

SUPPORTSOFT, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands)

	March 31, 2007	December 31, 2006
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$16,912	$15,369
Marketable securities	102,167	104,522
Accounts receivable, net	10,528	15,144
Prepaid expenses and other current assets	2,762	2,894
Total current assets	132,369	137,929
Property and equipment, net	2,323	937
Goodwill	9,792	9,792
Intangible assets, net	2,883	3,155
Other assets	800	792

Total assets	$148,167	$156,605

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$764	$331
Accrued compensation	1,943	2,112
Other accrued liabilities	3,458	3,813
Deferred revenue, less long-term portion	11,152	13,435
Total current liabilities	17,317	19,691
Deferred revenue—long-term portion	152	178
Other long-term liabilities	611	233
Commitments and contingencies
Stockholders’ equity:
Common stock	4	4
Additional paid-in capital	205,651	202,440
Accumulated other comprehensive loss	(756)	(751)
Accumulated deficit	(74,812)	(69,190)
Total stockholders’ equity	130,087	132,503
Total liabilities and stockholders’ equity	$148,167	$156,605

See accompanying notes.

SUPPORTSOFT, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share amounts)
(Unaudited)

	Three Months Ended March 31,
	2007	2006
Revenue:
License	$3,248	$2,051
Maintenance	3,923	3,929
Services	3,255	2,257
Total revenue	10,426	8,237
Costs and expenses:
Cost of license	38	104
Cost of maintenance (including stock-based compensation of $16 and $2 for the three months ended March 31, 2007 and 2006)	638	252
Cost of services (including stock-based compensation of $184 and $61 for the three months ended March 31, 2007 and 2006)	4,483	2,890
Amortization of purchased intangible assets	272	272
Research and development (including stock-based compensation of $116 and $105 for the three months ended March 31, 2007 and 2006)	2,271	2,525
Sales and marketing (including stock-based compensation of $454 and $185 for the three months ended March 31, 2007 and 2006)	7,460	5,134
General and administrative (including stock-based compensation of $414 and $308 for the three months ended March 31, 2007 and 2006)	2,524	2,130
Total costs and expenses	17,686	13,307
Loss from operations	(7,260)	(5,070)
Interest income and other, net	1,853	1,304
Loss before income taxes	(5,407)	(3,766)
Provision for income taxes	(215)	(166)
Net loss	$(5,622)	$(3,932)
Basic net loss per share	$(0.13)	$(0.09)
Shares used in computing basic net loss per share	44,930	43,835
Diluted net loss per share	$(0.13)	$(0.09)
Shares used in computing diluted net loss per share	44,930	43,835

See accompanying notes.

SUPPORTSOFT, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(Unaudited)

	Three Months Ended March 31,
	2007	2006
Operating Activities:
Net loss	$(5,622)	$(3,932)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation, amortization and accretion	(83)	346
Amortization of intangible assets	272	272
Stock-based compensation	1,184	661
Changes in assets and liabilities:
Accounts receivable, net	4,616	8,447
Prepaid expenses and other current assets	132	(313)
Other long-term assets	(8)	140
Accounts payable	433	(432)
Accrued compensation	(169)	(1,079)
Other accrued liabilities	(355)	(958)
Other long-term liabilities	378	14
Deferred revenue	(2,309)	(1,384)
Other	(23)	(27)
Net cash provided by (used in) operating activities	(1,554)	1,755

Investing Activities:
Purchases of property and equipment	(1,619)	(164)
Purchases of marketable securities	(26,873)	(6,511)
Sales and maturities of marketable securities	29,562	6,566
Net cash provided by (used in) investing activities	1,070	(109)

Financing Activities:
Proceeds from issuances of common stock	2,027	1,147
Net cash provided by financing activities	2,027	1,147
Net increase in cash and cash equivalents	1,543	2,793
Cash and cash equivalents at beginning of period	15,369	23,342
Cash and cash equivalents at end of period	$16,912	$26,135

Supplemental schedule of cash flow information:
Income taxes paid	$42	$156

See accompanying notes.

SUPPORTSOFT, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 1. Significant Accounting Policies

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements include the accounts of SupportSoft, Inc. (the “Company” or “SupportSoft”) and its wholly-owned subsidiaries. All intercompany balances and transactions have been eliminated. The balance sheet as of March 31, 2007 and the statements of operations for the three months ended March 31, 2007 and 2006 and cash flows for the three months ended March 31, 2007 and 2006 are unaudited. In the opinion of management, these unaudited interim condensed consolidated financial statements reflect all adjustments (consisting of normal recurring adjustments) that are necessary for a fair presentation of the results for, and as of, the periods shown. The results of operations for such periods are not necessarily indicative of the results expected for the full fiscal year or for any future period. The condensed consolidated financial statement information as of December 31, 2006 is derived from audited financial statements as of that date. These unaudited interim condensed consolidated financial statements should be read with the consolidated financial statements and related notes included in the Company’s Annual Report on Form 10-K, filed with the Securities and Exchange Commission on March 16, 2007.

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

Revenue Recognition

We recognize revenue in accordance with the American Institute of Certified Public Accountants’ (AICPA) Statement of Position (SOP) 97-2, “Software Revenue Recognition,” as amended by SOP 98-4 and SOP 98-9. License revenue is recognized when all of the following criteria are met:

•                  persuasive evidence of an arrangement exists;

•                  delivery has occurred;

•                  collection is considered probable; and

•                  the fees are fixed or determinable.

SupportSoft considers all arrangements with payment terms longer than 90 days not to be fixed or determinable. If a fee is determined not to be fixed or determinable, revenue is recognized as payments become due from a customer. License revenue is comprised of fees for perpetual and term licenses of our software. Perpetual license revenue is recognized using the residual method, in compliance with SOP 98-9 for arrangements in which licenses are sold with multiple elements. We allocate revenues on these licenses based upon the fair value of each undelivered element including undelivered maintenance, consulting and training. The determination of fair value is based upon vendor specific objective evidence (VSOE). VSOE for maintenance is based upon separate renewals of maintenance from customers. VSOE for consulting and training is based upon separate sales of these services to customers. Assuming all other revenue recognition criteria are met, the difference between the total arrangement fee and the amount deferred for each undelivered element is recognized as license revenue. In perpetual arrangements that include contractual obligations such as rights to unspecified future products, license revenue is recognized ratably over the contract period.

Term licenses are sold with maintenance for which SupportSoft does not have VSOE to determine fair value for maintenance fees. As a result, license revenue for term licenses is recognized ratably over the duration of the agreement. License revenue in the accompanying financial statements includes maintenance for term licenses. We do not allocate maintenance revenue from term licenses to maintenance revenue, as we do not believe there is an allocation methodology that provides a meaningful and supportable allocation between license and maintenance revenues. Term license revenue was 4% and 7% of total revenue for three months ended March 31, 2007 and 2006, respectively. Services revenue associated with the term licenses are recognized ratably over the term of the license.

We provide resellers with the right to sublicense our software to end user customers. Generally, we recognize revenue from our arrangements with resellers upon persuasive evidence that the reseller has actually sublicensed the software to a named end user (sell-through), assuming all other criteria for revenue recognition have been met. The forms of evidence of sell-through acceptable to us include one or more of the following:  i) a copy of the agreement or license between the reseller and the end user, ii) a purchase order from the end user to the reseller, iii) a written communication from the reseller to the Company specifically identifying the end user, or iv) delivery made directly by SupportSoft to the end user. Whether the license revenue is then recognized immediately or ratably depends upon the terms of the arrangements with the reseller regarding the sublicense (i.e. perpetual license or term license). If a reseller is not deemed creditworthy, revenue otherwise recognizable is deferred until cash is received. When licensing arrangements with resellers include guaranteed minimum amounts due, revenue is recognized ratably over the term of the arrangement commencing when payments are made or become due.

Maintenance revenue is primarily comprised of revenue from post-contract technical support services, which includes software product updates. Maintenance revenue is recognized ratably over the term of the maintenance period, which is generally one year. We invoice customers who elect to renew their maintenance agreements, at which time an equal amount is recorded as accounts receivable and deferred revenue.

Services revenue is primarily comprised of revenue from professional services such as consulting, training and hosting fees. Arrangements are evaluated to determine whether those services are essential to the functionality of other elements of the arrangement. In the event services are considered essential to the functionality of other elements of the arrangement, revenue under the arrangement is recognized using contract accounting. Non-essential consulting and training revenues are generally recognized as the services are performed or project milestones are accepted by the customer. When non-essential services are bundled in a term licensing arrangement, revenue from the services is recognized ratably over the term of the license.

In connection with licensing arrangements we may also provide hosting of our own software, a service for which SupportSoft does not currently have VSOE. If hosting services are sold with perpetual licenses, license revenue is recognized ratably over the longest period in the contract. Hosting, consulting and training revenue in such arrangements are also recognized ratably over the longest period in the contract.

Cash, Cash Equivalents and Marketable Securities

SupportSoft considers all liquid instruments with an original maturity at the date of purchase of ninety days or less to be cash equivalents. At March 31, 2007, cash equivalents and marketable securities consisted primarily of money market funds, commercial paper, auction rate securities, corporate bonds and notes and treasury bills issued by the United States government and its agencies. Our marketable securities are classified as available-for-sale as of the respective balance sheet dates, and are reported at fair value with unrealized gains and losses included in accumulated other comprehensive income within stockholders’ equity on the consolidated balance sheet. Realized gains and losses and declines in value judged to be other-than-temporary on available-for-sale securities are included in other income (expense), net in the consolidated statement of operations.

The amortized cost of debt securities is adjusted for amortization of premiums and accretion of discounts to maturity, both of which are included in interest income. SupportSoft recorded net unrealized losses on marketable securities of $34,000 and $54,000 at March 31, 2007 and December 31, 2006, respectively.

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

The following is a summary of cash, cash equivalents and marketable securities at March 31, 2007 (in thousands):

	Amortized Cost	Gross Unrealized Losses	Fair Value
Cash	$7,881	$—	$7,881
Money market funds	3,999	—	3,999
Commercial paper	23,126	(14)	23,112
Federal agencies securities	9,996	—	9,996
Corporate bonds	30,511	(20)	30,491
Auction rate securities	43,600	—	43,600
	$119,113	$(34)	$119,079

Classified as:
Cash and cash equivalents	$16,914	$(2)	$16,912
Marketable securities	102,199	(32)	102,167
	$119,113	$(34)	$119,079

Concentrations of Credit Risk

Financial instruments that potentially subject us to concentrations of credit risk consist principally of cash equivalents, marketable securities and trade accounts receivable. Our investment portfolio is diversified and consists of investment grade securities. Our investment policy limits the amount of credit risk exposure to any one issuer and in any one country except the United States. We are exposed to credit risks in the event of default by the issuers to the extent of the amount recorded on our balance sheet. The credit risk in our trade accounts receivable is substantially mitigated by our credit evaluation process, reasonably short collection terms and because the Company sells its products primarily to large organizations in diversified industries.

For the three months ended March 31, 2007, one customer accounted for 12% of our total revenue.  For the three months ended March 31, 2006, there was no customer that accounted for 10% or more of total revenue.

Trade Accounts Receivable

Trade accounts receivable are recorded at the invoiced amount. We perform evaluations of our customers’ financial condition and generally do not require collateral. We make judgments as to our ability to collect outstanding receivables and provide allowances for the portion of receivables for which collection becomes doubtful. Provisions are made based upon a specific review of all significant outstanding invoices. For those invoices not specifically provided for, provisions are recorded at differing rates, based upon the age of the receivable. In determining these percentages, we analyze our historical collection experience and current payment trends. If the historical data we use to calculate the allowance for doubtful accounts does not reflect the future ability to collect outstanding receivables, additional provisions for doubtful accounts may be needed and the future results of operations could be materially affected. At March 31, 2007 and December 31, 2006, the Company had reserves for credit losses of $294,000 and $373,000, respectively. At March 31, 2007, two different customers accounted for 19% and 11% individually of our total accounts receivable. At December 31, 2006, one customer accounted for 15% of our total accounts receivable.

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

The fair value of the Company’s stock options granted to employees for the three months ended March 31, 2007 and 2006 was estimated using the following assumptions:

	Three Months Ended March 31,
	2007	2006
Stock Option Plan:
Risk-free interest rate	4.5%	4.7%
Expected term	3.8 years	3.9 years
Volatility	51.2%	60.8%
Estimated forfeitures	8%	8%
Expected dividend	0%	0%
Weighted average fair value	$2.61	$2.16

Employee Stock Purchase Plan (ESPP):
Risk-free interest rate	4.7%	4.7%
Expected term	0.5 to 2.0 years	0.5 to 2.0 years
Volatility	54.1%	54.1%
Estimated forfeitures	8%	8%
Expected dividend	0%	0%
Weighted average fair value	$1.66	$1.66

The Company recorded the following stock-based compensation expense for the period ended March 31, 2007 and 2006:

Three Months Ended March 31,	2007	2006
Stock option compensation expense recognized in:
Cost of maintenance	$15	$1
Cost of services	171	45
Research and development	109	72
Sales and marketing	439	150
General and administrative	407	291
Total	1,141	559
ESPP compensation expense recognized in:
Cost of maintenance	1	1
Cost of services	13	16
Research and development	7	33
Sales and marketing	15	35
General and administrative	7	17
Total	43	102

Stock-based compensation expense included in total costs and expenses	$1,184	$661

The following table represents stock option activity for the three months ended March 31, 2007:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value (in ‘000’s)

Outstanding options at the beginning of the period	13,580,874	$5.334

Granted	629,500	6.024

Exercised	(643,222)	2.863

Forfeited	(331,998)	7.107

Outstanding options at the end of the period	13,235,154	$5.45	6.29	$12,702

Options vested and expected to vest	13,120,657	$5.46	6.29	$12,581

Outstanding exercisable at the end of the period	6,111,595	$6.44	6.29	$4,880

The aggregate intrinsic value in the table above represents the total pre-tax intrinsic value that would have been received by the option holders had they all exercised their options on March 31, 2007. This amount changes based on the fair market value of the Company’s stock. During the three months ended March 31, 2007 and 2006, the aggregate intrinsic value of options exercised under the Company’s stock option plans was $736,000 and $296,000 respectively. Total fair value of options vested during the three months ended March 31, 2007, and 2006 was $1.2 million and $563,000, respectively.

At March 31, 2007, there was $14.5 million of unrecognized compensation cost related to existing option outstanding which is expected to be recognized over a weighted average period of 3.3 years.

Prior to the adoption of SFAS 123R, our Board of Directors approved the acceleration of vesting of certain unvested and out-of-money stock options with exercise prices equal or greater than $5.00 per share. The acceleration of vesting was effective for stock options outstanding as of December 21, 2005. Approximately 3.0 million stock options or 32% of our outstanding unvested stock options were subject to this acceleration and their weighted average price was $7.02. The options accelerated excluded options previously granted to Board of Directors, employees who had terminations pending, and foreign employees who opted out of the acceleration for tax reasons. For all officers and vice-presidents (non-officers) the acceleration was accompanied by restrictions that prevent the sale of any such shares prior to the date such shares would have originally vested had the optionee been employed on such date. The purpose of the acceleration was to avoid recognizing compensation expense associated with these options in our Consolidated Statements of Operations upon the adoption of SFAS 123R on January 1, 2006.

Net Loss Per Share

Basic and diluted net loss per share are presented in accordance with Statement of Financial Accounting Standards No. 128 “Earnings per Share” (SFAS 128), for all periods presented. In accordance with SFAS 128, basic and diluted net loss per share have been computed using the weighted-average number of common shares outstanding during the period.

The following table sets forth the computation of basic and diluted net income (loss) per share (in thousands, except per share amounts):

	Three months ended March 31,
	2007	2006
Net loss	$(5,622)	$(3,932)

Basic:
Shares used in computing basic net loss per share	44,930	43,835
Basic net loss per share	$(0.13)	$(0.09)

Diluted:
Shares used in computing diluted net loss per share	44,930	43,835
Diluted net loss per share	$(0.13)	$(0.09)

Warranties and Indemnifications

SupportSoft generally provides a warranty for its software products and services to its customers and accounts for its warranties under the FASB’s Statement of Financial Accounting Standards No. 5 “Accounting for Contingencies” (SFAS 5). Our standard warranty period is 90 days, but warranty periods can sometimes be longer and vary from customer to customer. In the event there is a failure of the product in breach of such warranties, SupportSoft generally is obligated to correct the product or service to conform to the warranty provision or, if SupportSoft is unable to do so, the customer is entitled to seek a refund of the purchase price of the product or service. SupportSoft did not provide for a warranty accrual as of March 31, 2007 or December 31, 2006. To date, SupportSoft’s product warranty expense has not been significant.

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

Recent Accounting Pronouncements

In February 2007, the Financial Accounting Standards Board (FASB) issued SFAS No. 159 “The Fair Value Option for Financial Assets and Financial Liabilities” (SFAS 159). SFAS 159 permits companies to choose to measure certain financial instruments and certain other items at fair value. The standard requires that unrealized gains and losses on items for which the fair value option has been elected be reported in earnings. SFAS 159 is effective for the Company beginning in the first quarter of fiscal year 2008, although earlier adoption is permitted. The Company is currently evaluating the impact of adopting SFAS 159 on its consolidated financial statements.

Note 2. Comprehensive Loss

Statement of Financial Accounting Standards No. 130 “Reporting Comprehensive Income” (SFAS 130) establishes standards for reporting and displaying comprehensive net income and its components in stockholders’ equity. SFAS 130 has no impact on our net income or loss as presented in our financial statements. SFAS 130 requires foreign currency translation adjustments and changes in the fair value of available-for-sale securities to be included in comprehensive income or loss.

The following are the components of comprehensive loss (in thousands):

	Three months ended March 31,
	2007	2006
Net loss	$(5,622)	$(3,932)
Net unrealized gain on available-for-sale securities	19	19
Foreign currency translation loss	(24)	(27)
Comprehensive loss	$(5,627)	$(3,940)

The components of accumulated other comprehensive income (loss) relate entirely to foreign currency translation adjustment gains and losses and unrealized gains and losses on available-for-sale securities and are $(722,000) and $(34,000) at March 31, 2007, respectively.

Note 3. Income Taxes

We recorded income tax provisions of $215,000 and $166,000 for the three months ended March 31, 2007 and 2006 respectively. These provisions primarily reflect foreign income taxes including foreign withholding taxes related to certain international customer payments.

As of March 31, 2007, our deferred tax assets are fully offset by a valuation allowance. The FASB’s Statement of Financial Accounting Standards No. 109 “Accounting for Income Taxes” (SFAS 109) provides for the recognition of deferred tax assets if realization of such assets is more likely than not. Based upon the weight of available evidence, which includes SupportSoft’s historical operating performance, reported cumulative net losses since inception and difficulty in accurately forecasting our future results, the Company provided a full valuation allowance against its net deferred tax assets. We reassess the need for our valuation allowance on a quarterly basis. If it is later determined that a portion of the valuation allowance should be reversed, it will result in a benefit to the income tax provision.

Effective January 1, 2007, we adopted Financial Accounting Standards Interpretation, No. 48 (FIN 48), “Accounting  for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109.” FIN 48 prescribes a recognition threshold and measurement guidance for the financial statement reporting of uncertain tax positions taken or expected to be taken in a company’s income tax return. FIN 48 also provides guidance related to derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition matters related to uncertain tax positions. FIN 48 utilizes a two-step approach for evaluating uncertain tax positions accounted for in accordance with SFAS 109. Step one, Recognition, requires a company to determine if the weight of available evidence indicates that a tax position is more likely than not to be sustained upon audit, including resolution of related appeals or litigation processes, if any. Step two, Measurement, is based on the largest amount of benefit, which is more likely than not to be realized on ultimate settlement. The cumulative effect of adopting FIN 48, if any, is recorded as an adjustment to the opening balance of retained earnings as of the adoption date.

As a result of the implementation of FIN 48, SupportSoft recognized no change in the liability for unrecognized tax benefits related to tax positions taken in prior periods.  Additionally, SupportSoft reclassified $312,000 from current taxes payable to long-term taxes payable as FIN 48 specifies that tax positions for which the timing of the ultimate resolution is uncertain should be recognized as long-term liabilities.

As of January 1, 2007, the amount of unrecognized tax benefit where it is reasonably possible that a significant change may occur in the next 12 months is approximately $22,000.  The change would result from expiration of the statute of limitations in several foreign jurisdictions.

Upon adoption of FIN 48, the Company’s policy to include interest and penalties related to unrecognized tax benefits within the Company’s provision for (benefit from) income taxes did not change.  As of March 31, 2007, the Company had $27,000 accrued for payment of interest and penalties related to unrecognized tax benefits ($23,000 as of the adoption date of FIN 48).  For the three months ended March 31, 2007, the Company recognized $4,000 of interest and penalties related to unrecognized tax benefits in its provision for income taxes.

As of adoption, the Company’s total unrecognized tax benefits were $1,867,000 of which $335,000, if recognized, would affect its effective tax rate. As of March 31, 2007, the Company’s total unrecognized tax benefits were $1,890,000 of which $358,000, if recognized, would affect its effective tax rate. The Company anticipates an increase to the unrecognized tax benefits during 2007 related primarily to tax credits and certain foreign tax exposures. While the increase in the unrecognized tax benefit cannot be estimated at this time, the 2007 changes are not expected to have a material effect on the financial statements. The tax years 1997 through 2006 remain open to examination in several jurisdictions, none of which have individual significance.

Note 4. Contingencies

Legal Matters

In re SupportSoft, Inc. Securities Litigation is a consolidated complaint filed in the United Stated District Court of the Northern District of California against the Company, our former CEO and former CFO. The complaint generally alleges violations of certain federal securities laws and seeks unspecified damages. On June 1, 2006 this action was certified to proceed as a class action on behalf of all persons and entities who purchased or otherwise acquired the securities of the Company from January 20, 2004 to October 1, 2004 and who were allegedly damaged thereby. The case is currently in discovery. A trial date has been set for October 29, 2007. The defendants in the lawsuit, including the Company, intend to vigorously defend themselves against the consolidated lawsuit. While we cannot predict with certainty the outcome of the litigation, we believe that we have meritorious defenses to the claims in the complaint.

White v. Basu et al. is a derivative shareholder complaint filed in the Superior Court of the State of California for the County of San Mateo. This complaint was filed on behalf of the Company as a nominal defendant against certain of our directors and former directors and alleges that the director defendants harmed the Company by making or permitting the Company to make false and misleading statements between January 20, 2004 and October 1, 2004. On October 4, 2006 the court denied the defendants’ demurrer to the plaintiffs’ First Amended Complaint. Plaintiffs filed a Second Amended Complaint on October 27, 2006, which the defendants answered on November 6, 2006. The case is currently in discovery. While we cannot predict with certainty the outcome of the litigation, we believe we have meritorious defenses to the claims in the Second Amended Complaint.

In November 2001, a class action lawsuit was filed against us, two of our former officers, and certain underwriters in the United States District Court for the Southern District of New York. The lawsuit alleged that our registration statement and prospectus dated July 18, 2000 for the issuance and initial public offering of 4,250,000 shares of our common stock contained material misrepresentations and/or omissions related to alleged inflated commissions received by the underwriters of the offering. The lawsuit seeks unspecified damages as well as interest, fees and costs. Similar complaints have been filed against 55 underwriters and more than 300 other companies and other individual officers and directors of those companies. All of the complaints against the underwriters, issuers and individuals have been consolidated for pre-trial purposes before U.S. District Court Judge Scheindlin of the Southern District of New York. On June 26, 2003, the plaintiffs announced that a proposed settlement between the issuer defendants and their directors and officers had been reached. Under the proposed settlement, which is subject to court approval, our insurance carrier would be responsible for any payments other than attorneys’ fees prior to June 1, 2003. A final settlement approval hearing on the proposed issuer settlement was held on April 24, 2006. The district court took the matter under submission and has not yet ruled. Meanwhile the consolidated case against the underwriters has proceeded. On October 13, 2004, the district court certified a class in the underwriters’ proceeding. On December 5, 2006, however, the Second Circuit reversed, holding that a class could not be certified. The Second Circuit’s holding, while directly affecting only the underwriters, raises some doubt as to whether the proposed issuer settlement will be approved in its present form. On January 5, 2007, plaintiffs petitioned the Second Circuit for rehearing of the Second Circuit’s decision. On April 6, 2007, the Second Circuit denied the petition for rehearing. At a status conference on April 23, 2007, the district court suggested that the issuers’ settlement could not be approved in its present form, given the Second

Circuit’s ruling. The district court set a further status conference for May 30, 2007. While we cannot predict with certainty the outcome of the litigation or whether the settlement will be approved, we believe we and our officers have meritorious defenses to the claims in the litigation.

We are also subject to other routine legal proceedings, as well as demands, claims and threatened litigation, that arise in the normal course of our business. The ultimate outcome of any litigation is uncertain, and either unfavorable or favorable outcomes could have a material negative impact on our financial condition and operating results. Regardless of outcome, litigation can have an adverse impact on SupportSoft because of defense costs, diversion of management resources and other factors.

Sales Taxes Contingencies

We are required to make periodic filings in the states where we are deemed to have a presence for tax purposes. We have undergone state audits in the past and have paid assessments arising from these audits. To date, such amounts have not been material. We evaluate estimated losses that could arise from similar assessments in accordance with SFAS No. 5, “Accounting for Contingencies.” We consider such factors as the degree of probability of an unfavorable outcome and the ability to make a reasonable estimate of the amount of loss.

Note 5. Restructuring Obligations and Other Charges

In 2006, the Company reduced its workforce by 25 employees, or approximately 10% of its workforce at that time. As a result, the Company recorded a restructuring charge of $817,000 in 2006. The restructuring charge was comprised entirely of severance costs and other personnel-related termination costs. Restructuring expenses included in the consolidated statements of operations for 2006 were $33,000 for cost of maintenance, $163,000 for cost of services, $40,000 for research and development, $386,000 for sales and marketing and $195,000 for general and administrative. Cash payments of $689,000 were made against those obligations.

In the first quarter of 2007, there were no additional restructuring charges, only cash payments totaling $123,000 against the obligation at December 31, 2006.  The following table summarizes activity associated with the restructuring and related expenses incurred as of March 31, 2007 (in thousands):

Total
Restructuring costs incurred in 2006	$817
Cash payments	(689)
Restructuring obligations, December 31, 2006	$128
Cash payments	(123)
Restructuring obligations, March 31, 2007	$5

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read together with the unaudited condensed consolidated financial statements and related notes appearing in Item 1 of this report on Form 10-Q and the section entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the consolidated financial statements and related notes included in SupportSoft’s Annual Report on Form 10-K for the year ended December 31, 2006.

This report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, including statements regarding our expectations, beliefs, intentions or strategies regarding the future. Words such as “anticipates,” “expects,” “intends,” “plans,” “believes,” “seeks,” “estimates” and similar expressions identify such forward-looking statements. These statements relate to our future plans, objectives, expectations, intentions and financial performance, as well as statements regarding the impact on our business from our new consumer technology support initiative, anticipated competition with respect to the consumer offering, the development of our professional services organization, expected cash flows and expenses (including sales and marketing, research and development and general and administrative expenses), the anticipated mix of revenue and expected seasonality in our business.  Forward-looking statements are subject to risks and uncertainties that could cause actual results to differ materially from those discussed in these forward-looking statements. Please see Item 1A in Part II of this Quarterly Report on Form 10-Q for important information to consider when evaluating such statements. SupportSoft expressly disclaims any obligation or undertaking to release publicly any updates or revisions to any forward-looking statements contained in this report to conform these statements to actual results or changes in our expectations or in events, conditions or circumstances on which any such statement is based. You should not place undue reliance on these forward-looking statements, which apply only as of the date hereof.

Overview

SupportSoft is a leading provider of technology problem resolution software and services. Our solutions are designed to reduce technology support costs, improve customer satisfaction and enable new revenue streams for organizations worldwide. We recently expanded our offerings and now provide technology support directly to consumers.

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

In addition to these offerings for corporate customers, we are now addressing the consumer technology support market. This offering is an extension of our traditional business and relies upon our products, technology and expertise in technology problem resolution. The new offering provides computer problem resolution for consumers over the phone and the Internet. We offer our consumer technology support services through www.support.com and through consumer-facing companies such as PC manufacturers and digital service providers.

Our revenue has historically consisted of software license fees and fees for maintenance, consulting, hosting and training services. In recent years, we have licensed our software to customers predominately on a perpetual basis in which we generally recognize the license revenue up front, assuming all criteria for revenue recognition under the applicable accounting rules have been met. Maintenance fees relating to perpetual software licenses result in ratable revenue over the period of the maintenance term, which is generally one year. Consulting and training revenues are generally recognized as the services are performed or in accordance with predefined project milestones. Hosting fees are recognized ratably over the term of the hosting arrangement.  Revenues associated with term licenses or arrangements in which we provide hosting services are recognized ratably over the longest period in the contract, as we do not currently have VSOE for term licenses or hosting.

Our total revenue for the three months ended March 31, 2007 was $10.4 million. Our total revenue increased in the first quarter of 2007 by $2.2 million, or 27%, from the same quarter of 2006 primarily due to increases in both license and services revenue. Despite the year-over-year increase, total revenue in the first quarter of 2007 decreased by $3.7 million, or 26%, from the fourth quarter of 2006, reflecting downward revenue seasonality between the fourth and first quarters of the calendar year, as many of our customers formalize IT spending budgets in the first calendar quarter and our sales compensation plans enter a new year.

We have made a number of changes in the business to address a trend over the last three years of decreasing annual license revenue. In 2006, we hired new senior leadership, including a new Chief Executive Officer, Senior Vice President of Worldwide Sales, Senior Vice President of Global Services, Chief Marketing Officer, Senior Vice President of Customer Service and Senior Vice President of Consumer Business Development. We have also hired new regional sales leadership for the North America, EMEA and Asia/Pacific regions and made substantial changes in our sales force and sales compensation plans. We have expanded our sales and marketing efforts internationally and with channel partners and increased the size of our professional services organization. We have also begun the development of packaged product and service offerings capable of delivering return on investment in shorter time frames. Finally, we have entered the consumer technology support market with our www.support.com and consumer technology solutions offerings.

We do not expect immediate returns from our initiatives but believe they can create sustainable revenue growth over time. Although we intend to leverage many of our existing resources, we are making significant incremental investments in support of these initiatives, including investments to operate our outsourced call center, to promote our consumer offerings, to expand our professional services organization and to increase visibility of our enterprise offerings. We expect that these additional investments will precede any material revenue increase from our new business initiatives. As a result, we currently expect to incur quarterly net losses through at least 2007. We expect that our net loss in each quarter, as well as for the full year in 2007, will significantly exceed the net losses we incurred during fiscal 2006. For the quarter ended March 31, 2007, total costs and expenses increased by 33% compared with the same quarter in 2006, reflecting our investment in the programs referred to above. Our basic and diluted loss per share for the three months ended March 31, 2007 was $(0.13) compared to $(0.09) for the three months ended March 31, 2006.

We intend the following discussion of our financial condition and results of operations to provide information that will assist in understanding our financial statements, the changes in certain key items in those financial statements from year to year, and the primary factors that accounted for those changes, as well as how certain accounting principles, policies and estimates affect our financial statements.

Critical Accounting Policies and Estimates

In preparing our consolidated financial statements in conformity with accounting principles generally accepted in the United States, we make assumptions, judgments and estimates that can have a significant impact on our net revenue, operating results, as well as on the value of certain assets and liabilities on our consolidated balance sheets. We base our assumptions, judgments and estimates on historical experience and various other factors that we believe to be reasonable under the circumstances. Actual results could differ materially from these estimates under different assumptions or conditions. On a regular basis we evaluate our assumptions, judgments and estimates and make changes accordingly. We believe that the assumptions, judgments and estimates involved in the accounting for revenue recognition, allowance for doubtful accounts, accounting for income taxes, goodwill, intangible assets and stock-based compensation have the greatest potential impact on our consolidated financial statements, so we consider these to be our critical accounting policies. We discuss below the critical accounting estimates associated with these policies. For further information on the critical accounting policies, see Notes to Consolidated Financial Statements.

Revenue Recognition

We recognize revenue in accordance with generally accepted accounting principles that have been prescribed for the software industry. Revenue recognition requirements in the software industry are very complex and are subject to change. Our revenue recognition policy is one of our critical accounting policies because revenue is a key component of our results of operations and is based on complex rules which require us to make judgments. In applying our revenue recognition policy we must determine which portions of our revenue are recognized currently and which portions must be deferred. In order to determine current and deferred revenue, we make judgments with regard to the expected amount of future services to be performed and the appropriate fair value for those services. We also make judgments as to whether future services are essential to the functionality of other elements of the software arrangement. We do not record revenue on sales transactions when the collection of cash is in doubt at the time of sale. Rather, revenue is recognized from these transactions as cash is collected. The determination of collectibility requires significant judgment.

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

Effective January 1, 2007, we adopted Financial Accounting Standards Interpretation, No. 48 (FIN 48), “Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109.” FIN 48 prescribes a recognition threshold and measurement guidance for the financial statement reporting of uncertain tax positions taken or expected to be taken in a company’s income tax return. FIN 48 also provides guidance related to derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition matters related to uncertain tax positions. FIN 48 utilizes a two-step approach for evaluating uncertain tax positions accounted for in accordance with SFAS 109. Step one, Recognition, requires a company to determine if the weight of available evidence indicates that a tax position is more likely than not to be sustained upon audit, including resolution of related appeals or litigation processes, if any. Step two, Measurement, is based on the largest amount of benefit, which is more likely than not to be realized on ultimate settlement. The cumulative effect of adopting FIN 48, if any, is recorded as an adjustment to the opening balance of retained earnings as of the adoption date.

Goodwill

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

Intangible Assets

The Company records purchased intangible assets at fair value. The original cost is amortized on a straight-line basis over the estimated useful life of each asset. We assess the impairment of intangible assets whenever events or changes in circumstances indicate that its carrying amount may not be recoverable. We perform an annual review to determine if the carrying value of the intangible asset is impaired, unless earlier events or circumstances indicate a potential impairment exists, in which case a review is performed more often. The review considers facts and circumstances, either internal or external, which indicate that the carrying value of the asset cannot be recovered. If and when indicators of impairment exist, SupportSoft assesses the need to record an impairment loss, by comparing the undiscounted net cash flows associated with related assets or group of assets over their remaining lives against their respective carrying amounts. Impairment, if any, is based on the excess of the carrying amount over the fair value of those assets.

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

RESULTS OF OPERATIONS

The following table sets forth the results of operations for the three months ended March 31, 2007 and 2006 expressed as a percentage of total revenue.

	Three Months Ended March 31,
	2007	2006
Revenue:
License	31%	25%
Maintenance	38	48
Services	31	27

Total revenue	100	100

Costs and expenses:
Cost of license	0	1
Cost of Maintenance	6	3
Cost of services	43	35
Amortization of intangible assets	3	3
Research and development	22	31
Sales and marketing	72	62
General and administrative	24	26

Total costs and expenses	170	162

Loss from operations	(70)	(62)
Interest and other income, net	18	16

Loss before income taxes	(52)	(46)
Income tax provision	(2)	(2)

Net loss	(54)%	(48)%

Three Months Ended March 31, 2007 and 2006

Revenue

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

License revenue increased to $3.2 million for the three months ended March 31, 2007, an increase of 58% from $2.1 million for the three months ended March 31, 2006. The increase in license revenue was due primarily to stronger year-over-year license revenue contributions from existing customers in North America and Asia/Pacific in the first quarter of 2007, as compared with the same period in 2006.

Maintenance revenue. Maintenance revenue is comprised primarily of revenue from post-contract technical support services which includes software product updates. Maintenance revenue was $3.9 million for the three months ended March 31, 2007, unchanged from the three months ended March 31, 2006.

Services revenue. Services revenue is primarily comprised of revenue from professional services, such as consulting, training and hosting. Services revenue is generally recognized as the services are performed. Services revenue increased to $3.3 million for the three months ended March 31, 2007, an increase of 44% from $2.3 million for the three months ended March

31, 2006. Services revenue increased primarily due to higher consulting revenue of $762,000 for the first quarter in 2007 as compared with the same period in 2006.  The higher consulting revenue resulted from additional professional service engagements with existing customers, principally in North America and Europe.  In addition, the first quarter of 2007 includes incremental services revenue of $192,000 over the first quarter of 2006 from customers using our hosting service.

International Revenue.  Revenue from customers outside the North America accounted for approximately 21% of our total revenue for the three month periods ended March 31, 2007, compared with 20% for the three month periods ended March 31, 2006.

Cost of license

Cost of license consists primarily of costs related to third-party royalty fees under license arrangements for technology embedded in or resold with our products. Cost of license fees decreased to $38,000 in the three months ended March 31, 2007, a decrease of 64%  from $104,000 in the three months ended March 31, 2006. The decrease resulted from lower third-party royalties in the three months ended March 31, 2007 compared with the same quarter in the prior year.

Cost of maintenance

Cost of maintenance consists primarily of compensation costs, travel costs, and related overhead expenses for customer support personnel. Cost of maintenance increased to $638,000 for the three months ended March 31, 2007, an increase of 152% from $253,000 for the same quarter in 2006. The increase in cost of maintenance was due primarily to increases in salary and related employees costs and travel expenses as a result of an increase in the number of customer support personnel.

Cost of services

Cost of services consists primarily of compensation costs, travel costs, and related overhead expenses for professional services personnel, payments made to third parties for subcontracted consulting services, the cost of our outsourced call center operations and outsourced hosting fees.  Cost of services increased to $4.5 million for the three months ended March 31, 2007, an increase of 55% from $2.9 million for the three months ended March 31, 2006. The increase was due primarily to:

•                  the cost of operating our outsourced call center related to the launch of our www.support.com service offering in January 2007;

•                  salary expense and related employees costs for additional professional services personnel;

•                  an increase in subcontracted consulting services fees; and

•                  stock-based compensation expense of  $184,000 in the first quarter of 2007, compared with $61,000 for the same period in 2006.

We currently plan to grow the capacity of our outsourced call center as call volumes dictate and to add professional services personnel in the near term.  We expect that these additional investments will precede any material revenue increase from the investments. As a result, on a quarterly basis, we expect cost of services to exceed services revenue at least through 2007.

Operating Expenses

Research and development. Research and development costs are expensed as incurred. Research and development expense consists primarily of compensation costs, consulting expenses and related overhead costs for research and development personnel. Research and development expense decreased to $2.3 million for the three months ended March 31, 2007, a decrease of 10% from $2.5 million for the three months ended March 31, 2006. This decrease was primarily due to lower salary and related expenses arising from a greater utilization of non-U.S. research and development personnel, resulting in lower average salary costs. Also, included in research and development expense for the three months ended March 31, 2007 was $116,000 of stock-based compensation expense compared to $105,000 for the same period in 2006.

Sales and marketing. Sales and marketing expense consists primarily of compensation costs, including salaries, sales commissions and related overhead costs for sales and marketing personnel and promotional expenses, including public relations, advertising and trade shows. Sales and marketing expense increased to $7.5 million for the three months ended March 31, 2007, an increase of 45% from $5.1 million for the three months ended March 31, 2006. The increase was due primarily to:

•                  salary expense, commissions and related employee costs associated with additional sales and marketing personnel; and

•                  incremental expenditures for marketing programs and advertising in connection with our consumer offerings

Also, included in sales and marketing expenses for the three months ended March 31, 2007 was $454,000 of stock-based compensation expense compared to $185,000 for the same quarter in 2006.

General and administrative. General and administrative expense consists primarily of compensation costs and related overhead costs for administrative personnel and professional fees for legal, accounting and other professional services. General and administrative expense increased to $2.5 million for the three months ended March 31, 2007, an increase of 19% from $2.1 million for the three months ended March 31, 2006. This increase was due primarily to increases in professional services fees and salaries and related employee costs. Also, included in general and administrative expense for the three months ended March 31, 2007 was $414,000 of stock-based compensation expense compared to $308,000 for the same period in 2006.

Stock-based compensation. On January 1, 2006, we adopted Statement of Financial Accounting Standards No. 123 (revised 2004) “Share-Based Payment,” (SFAS 123R) which requires the measurement and recognition of compensation expense for all share-based payment awards made to employees and directors including employee stock options and employee stock purchases based on estimated fair values. For the three months ended March 31, 2007 and 2006, we recognized $1.2 million and $661,000 respectively in stock-based compensation expense.

Interest income and other, net.  Interest income and other, net increased to $1.9 million for the three months ended March 31, 2007, an increase of 42% from $1.3 million for the three months ended March 31, 2006. The increase was primarily due to an increase in interest income because of higher interest rates earned on our marketable securities and other income related to the receipt of a one-time payment of $325,000 in settlement of a contractual dispute.

Provision for income taxes. Our provision for income taxes increased to $215,000 for the three months ended March 31, 2007, an increase of 29% from $166,000 for the three months ended March 31, 2006. This increase was primarily due to foreign income tax and withholding taxes related to international customer payments.

As of March 31, 2007, our deferred tax assets are fully offset by a valuation allowance. The FASB’s Statement of Financial Accounting Standards No. 109 “Accounting for Income Taxes,” provides for the recognition of deferred tax assets if realization of such assets is more likely than not. Based upon the weight of available evidence, which includes our historical operating performance, reported cumulative net losses since inception and difficulty in accurately forecasting our future long term results, we provided a full valuation allowance against its net deferred tax assets. We reassess the need for our valuation allowance on a quarterly basis. If it is later determined that a portion of the valuation allowance should be reversed, it will be a benefit to the income tax provision.

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

Operating Activities

Net cash provided by (used in) operating activities was $(1.6) million and $1.8 million for the three months ended March 31, 2007 and 2006, respectively. Net cash provided by operating activities for the three months ended March 31, 2007 was primarily due to cash collections during the period, which contributed to a reduction in accounts receivable of $4.6 million. The reduction in accounts receivable was offset by a net loss of $5.6 million and a decrease in deferred revenue of $2.3 million, adjusted for amounts which did not require the use of cash of $1.4 million. These non-cash items include depreciation, amortization, accretion and stock-based compensation expenses. Net cash provided by operating activities for the three months ended March 31, 2006 was primarily due to cash collections during the period, which contributed to a reduction in accounts receivable of $8.4 million. The reduction in accounts receivable was offset by a net loss of $3.9 million, a decrease in deferred revenue of $1.4 million, in accrued compensation of $1.1 million and in other accrued liabilities of $1.0 million, adjusted for non-cash items of $1.3 million.

Our accounts receivable and deferred revenue balances fluctuate from period to period and are primarily dependent on (i) the timing of the closure of our license agreements, especially larger agreements concluded late in the period, (ii) the related invoicing and payment provisions under those agreements, (iii) the timing of maintenance renewals and related invoicing, and (iv) collections. Accounts receivable decreased to $10.5 million at March 31, 2007 from $15.1 million at December 31, 2006. The reduction of $4.6 million was due to lower revenues and associated invoicing in the first quarter of 2007 compared with the fourth quarter of 2006. We also collected many of the invoices raised in December 2006 during the first quarter of 2007. Accounts receivable decreased to $9.0 million at March 31, 2006, a reduction of $8.4 million from $17.4 million at December 31, 2006. The reduction of accounts receivable was due to the existence of several significant accounts receivable at December 31, 2005 and collections of much of those receivables during the first quarter of 2006.

Investing Activities

Net cash provided by (used in) in investing activities was $1.1 million and $(109,000) for the three months ended March 31, 2007 and 2006, respectively. Net cash provided by investing activities for the three months ended March 31, 2007, was due to the purchase of property and equipment of $(1.6) million, primarily related to furniture and leasehold improvements for our new headquarters, offset by the net of the sales and purchases in marketable securities of $2.7 million. Net cash used in investing activities for the three months ended March 31, 2006, was due primarily to the purchase of property and equipment of $(164,000) offset by the net of the sales and purchases in marketable securities of $55,000.

Financing Activities

Net cash generated by financing activities was $2.0 million for the three months ended March 31, 2007 and $1.1 million for the three months ended March 31, 2006. Net cash provided by financing activities in both periods was attributable to net proceeds from the purchase of common stock under the employee stock purchase plan and the exercise of stock options.

Working Capital and Capital Expenditure Requirements

At March 31, 2007, we had stockholders’ equity of $130.1 million and working capital of $115.1 million. Included as a reduction to working capital is deferred revenue of $11.2 million, which will not require cash to settle, but will be recognized as revenue in the future. We believe that our existing cash balances will be sufficient to meet our working capital requirements and stock repurchase program, as well as our planned capital expenditures for at least the next 12 months.

We plan to make substantial investments in our business during the remainder of 2007, including but not limited to such areas as cost of services, sales and marketing, research and development, and capital expenditures. We believe these investments and others are essential to creating sustainable growth in our business in the future. Because these investments will likely precede any associated revenues, we expect our working capital to decrease in the near term.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our financial results could be affected by factors such as changes in foreign currency exchange rates or weak economic conditions in foreign markets. As most sales are currently made in U.S. dollars, a strengthening of the dollar could make our products less competitive in foreign markets.

As of March 31, 2007, we held $16.9 million in cash and cash equivalents consisting of highly liquid investments having original maturity dates of no more than 90 days. A decline in interest rates over time would reduce our interest income from our highly liquid marketable securities. Based upon our balance of cash and cash equivalents, a decrease in interest rates of 100 basis points would cause a corresponding decrease in our annual interest income of approximately $169,000. Due to the nature of our highly liquid cash equivalents, a change in interest rates would not materially change the fair market value of our cash and cash equivalents.

As of March 31, 2007, we held $102.2 million in marketable securities, which consisted primarily of money market funds held by large institutions in the U.S. and commercial paper. Our marketable securities were primarily invested in corporate bonds, government debt securities maturing in less than eighteen months and auction-rate securities resetting in less than ninety days. The weighted average interest rate of our portfolio was approximately 4.07% at March 31, 2007. A decline in interest rates over time would reduce our interest income from our marketable securities. A decrease in interest rates of 100 basis points would cause a corresponding decrease in our annual interest income of approximately $1.0 million.

ITEM 4. CONTROLS AND PROCEDURES

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

As of March 31, 2007 and as previously reported in our Annual Report on Form 10-K, as of December 31, 2006, our Chief Executive Officer and our Chief Financial Officer concluded that the Company’s disclosure controls and procedures were not effective due to a material weakness related to not appropriately quantifying the foreign currency translation gain or loss upon liquidation of a foreign subsidiary in 2006.

In response to the material weakness identified, we have since evaluated the accumulated currency translation adjustments of our foreign subsidiaries in order to determine the accuracy of the entity-specific and consolidated balances. At the conclusion of this review, we determined the balances to be properly stated as of December 31, 2006. In addition, we implemented a monthly review of the reasonableness of our recorded currency translation balances of all of our subsidiaries.

Based on implementation of these additional controls, we believe these additional internal controls will be effective in remediating the material weakness described above. We will continue to monitor the operating effectiveness of these controls.

Changes in Internal Control over Financial Reporting

Other than the change noted above to remediate the material weakness, there were no changes in our internal control over financial reporting during the quarter ended March 31, 2007 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

See Note 4 Contingencies to the financial statements in Part I, Item 1 of this Quarterly Report on Form 10-Q for a description of legal proceedings.

ITEM 1A. RISK FACTORS

Investing in our securities involves a high degree of risk. In addition to the other information contained in this report, you should consider the following risk factors before investing in our securities.

We were not profitable in 2006 or in the first quarter of 2007 and will continue to sustain a loss in the foreseeable future.

We were not profitable in 2006 or in the first quarter of 2007. In addition, we intend to make significant investments in support of our business in 2007 and we expect to continue to sustain losses in 2007 and possibly subsequent periods.  If we fail to achieve such revenue growth as a result of these additional investments or if such revenue growth does not result in our achieving profitability, the market price of our common stock will likely decline.  A sustained period of losses would also result in an increased usage of cash to fund our operating activities and a corresponding reduction in our cash balance.

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

•       the mix of products and services that generate up-front revenue as opposed to revenue over a period of time;

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

In prior years, we licensed a significant portion of our software on a term basis in which revenue was recognized ratably over the length of the agreement with the customer. In recent periods, however, we typically have licensed our software on a perpetual basis in which we recognize the license revenue up front, assuming all criteria for revenue recognition have been met. As a result of our current perpetual licensing model, we have become dependent on a few customer contracts with up-front license revenue for a substantial portion of our revenue in any one quarter. In addition, a significant portion of our total revenue each quarter comes from a number of orders received in the last month of a quarter. In previous quarters, we failed to close expected perpetual licenses with up-front revenue resulting in a revenue shortfall. If in future quarters we fail to close orders expected to be completed by the end of a quarter, particularly if these orders are for perpetual licenses with up-front revenue, our quarterly results would suffer and the market price of our common stock would likely decline.

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

The trading market for our common stock relies in part on the research and reports that industry or financial analysts publish about us or our business. We do not control these analysts. If one or more of the analysts who currently cover us downgrade our stock, our stock price would likely decline rapidly. Furthermore, if one or more of these analysts cease coverage of us, we could lose visibility in the market, which in turn could cause the market price of our stock to decline.

Our recently announced consumer technology support initiative will increase operating expenses without any assurance of yielding increased revenue.

We are executing a plan to extend our business by providing consumer technology support services. In addition to continuing to offer our software to corporate customers, we are offering technology support to consumers.  We may not be able to offer these new services successfully. We have limited experience in reaching or serving consumers directly or in managing call centers. As a result, we expect to use significant cash and incur increased operating expenses to support this new initiative, including costs of our outsourced call centers, promotional costs associated with reaching consumers and costs of obtaining personnel with the necessary consumer expertise.  These investments may not yield increased revenue to offset these expenses. Furthermore, this new business initiative, if not favorably received by consumers, could damage the reputation of our corporate enterprise business as well as strain our management, financial and operational resources necessary to maintain our corporate business. The lack of market acceptance of such efforts or our inability to generate satisfactory revenue from such expanded services would have a material adverse effect on our business, prospects, financial condition and operating results.

Because a small number of customers have historically accounted for and may in future periods account for substantial portions of our revenue, our revenue could decline because of delays or losses of specific customer orders.

A small number of customers have historically accounted for, and may in future periods account for, substantial portions of our revenue. For the quarter ended March 31, 2007, one customer accounted for 12% of our total revenue for the quarter. Transaction structures that involve ratable revenue recognition and our consumer offerings, which typically involve payment on a per transaction basis, could reduce our dependence on large transactions with a small number of customers.   However, in the near term, we are likely to continue to derive a significant portion of our revenue from large transactions with a limited number of customers. Therefore, our revenue could decline because of the loss or delay of a single customer order. Additionally, we may not obtain new customers. The failure to obtain significant new customers, particularly customers that purchase perpetual licenses with up-front payments, the loss or delay of significant customer orders or the failure of existing customers to pay ongoing fees when due would harm our operating results.

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

Clients that license our software typically engage our professional services organization to assist with installation and implementation of our software and related consulting services. Revenue from professional services represented a substantial portion of our total revenue for the quarter ended March 31, 2007. We plan to further increase the number of professional services personnel, especially internationally, to meet customer needs. We may not be able to recruit the professional services personnel we need or retain our current professional services personnel because competition for qualified professional services personnel is intense. New professional services personnel will require training and education and it takes time for them to reach full productivity.

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

We have alliances with third parties that are important to our traditional offerings. Our existing relationships include those with hardware vendors and managed service providers who provide outsourced support to corporate customers. If these relationships fail, we may need to devote substantially more resources to the sales and marketing of our products and services than we would otherwise, and our efforts may not be as effective. For example, companies that provide outsourced support and services often have extensive relationships with our existing and potential customers and significant input in the purchase decisions of these customers. In addition, we may establish relationships with third party resellers and other sales partners as we expand internationally. Our failure to maintain existing relationships, or to establish new relationships with key third parties, could significantly harm our ability to sell our products and services. In addition, our competitors may have strong alliances with other companies, including hardware providers, which could impact our ability to obtain greater market share, participate in deals where hardware and software are sold together, or require us to reduce the price of products and services, which could harm our business, prospects, financial condition and operating results.

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

As we further enter the market for consumer technology support, we are competing against a set of competitors different than the competitors against whom we have historically competed, including electronics retailers offering on-site technology support services, companies offering online technology support services and companies offering local technology support services. Certain of these anticipated competitors have longer operating histories, significantly greater financial, technical and other resources, stronger strategic alliances or greater name recognition than we have.

The loss of key personnel and the integration of new management may affect our ability to achieve our business goals.

Our success depends on the skills, experience and performance of our senior management, engineering, sales, marketing and other key personnel. The loss of the services of any of our executive officers or other key personnel could harm our business and our ability to achieve our business goals.  In addition, many members of senior management have been appointed within the last year.  Our success will depend to a significant extent on the ability of these executives to function effectively in their new roles and to work together successfully.  If these executives do not function and work together successfully or if we lose the services of one or more of our executives or key employees, our business could be harmed.

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

Our products depend on, and work with, products containing complex software; if our products fail to perform properly due to errors in the software, we may need to devote resources to correct the errors or compensate for losses from these errors and our reputation could be harmed.

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

We currently serve a customer base with a wide variety of constantly changing hardware, software and networking platforms. For example, 64 bit microprocessors are becoming increasingly important to our customer base. If we fail to release versions of our software that are compatible with operating systems, software applications or hardware devices used by our customers, our business and operating results would suffer. Our future success also depends on the continuing ability of our products to inter-operate with multiple platforms and packaged applications used by our customer base and on our management of software being developed by third parties for our customers or for use with our products.

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

Statement of Financial Accounting Standards No. 123 (revised 2004), “Share-Based Payment,” (SFAS 123R) became effective in our first quarter of 2006, and has resulted in our recognition of substantial compensation expense relating to our employee stock options and employee stock purchase plans. Historically, we generally have not recognized in our statement of operations any compensation expense related to stock option grants we issue under our stock option plans or the discounts we provide under our employee stock purchase plans. Under the new rules, we are required to measure the compensation expense related to employee stock awards on a fair value basis, which leads to substantial additional compensation expense and a material adverse effect on our reported results of operations.

If we are unable to maintain effective disclosure controls and procedures, including our internal control over financial reporting, our ability to report our financial results on a timely and accurate basis may be adversely affected.

We have evaluated our “disclosure controls and procedures” as such term is defined in Rule 13a-15(e) under the Exchange Act as of March 31, 2007, as well as our internal control over financial reporting as required by Section 404 of the Sarbanes-Oxley Act of 2002 as of December 31, 2006. Our independent registered public accounting firm has performed a similar evaluation of our internal control over financial reporting as of December 31, 2006. Effective controls are necessary for us to provide reliable financial reports and effectively prevent fraud. If we cannot provide reliable financial reports or prevent fraud, our operating results would be harmed. For the periods ended March 31, 2007 and December 31, 2006, we concluded that we had a material weakness in our internal control over financial reporting, as further described in Item 4 of Part I of this Quarterly Report, and Item 9A of Part II on Form 10-K, Control and Procedures. Our independent registered public accounting firm reached the same conclusion. In the first quarter of 2007, we implemented corrective actions, which we believe, will remediate this material weakness. However, we cannot be certain that these measures will be effective in remediating the material weakness. If these actions are not successful in addressing this material weakness or if other weaknesses are identified, our ability to report our financial results on a timely and accurate basis may be adversely affected. In addition, if we cannot establish effective internal control over financial reporting and disclosure controls and procedures, investors may lose confidence in our reported financial information, which could cause the market price of our common stock to decline.

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

Securities class action lawsuits were filed against us in November 2001 and again in December 2004. In addition, a derivative stockholder lawsuit was filed against us in December 2005. Should these lawsuits linger for a longer period of time, whether ultimately resolved in our favor or not, or further lawsuits be filed against us, coverage limits of our insurance or our ability to pay such amounts may not be adequate to cover the fees and expenses and any ultimate resolution associated with such litigation. The size of these payments, if any, individually or in the aggregate, could seriously impair our cash reserves and financial condition. The continued defense of these lawsuits also could result in diversion of our management’s time and attention away from business operations, which could cause our financial results to decline. A failure to resolve definitively resolve current or future material litigation in which we are involved or in which we may become involved in the future, regardless of the merits of the respective cases, could also cast doubt as to our prospects in the eyes of customers, potential customers and investors, which could cause our revenue and stock price to decline.

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

The Sarbanes-Oxley Act of 2002, as well as rules subsequently implemented by the Securities and Exchange Commission and the Nasdaq Global Select Market, has required changes in corporate governance practices of public companies.  These rules and regulations are increasing our legal and financial compliance costs, and making some activities more time-consuming and costly. These rules and regulations make it more difficult and more expensive for us to obtain director and officer liability insurance, and we may be required to accept reduced coverage or incur substantially higher costs to obtain coverage. These new rules and regulations could also make it more difficult for us to attract and retain qualified members of our board of directors, particularly to serve on our audit committee, and qualified executive officers.

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

May 9, 2007

SUPPORTSOFT, INC.

	By:	/s/ KEN OWYANG
Ken Owyang
Chief Financial Officer and
Senior Vice President of Finance and
Administration
(Principal Financial Officer, Chief Accounting
Officer and Duly Authorized Signatory)

EXHIBIT INDEX TO SUPPORTSOFT, INC.

QUARTERLY REPORT ON FORM 10-Q

FOR THE QUARTER ENDED MARCH 31, 2007

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