Form 10-Q
period 2007-06-30
SUPPORTSOFT INC
filed 2007-08-02
CIK 1104855

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2007

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

On July 30, 2007, 45,919,318 shares of the Registrant’s Common Stock, $0.0001 par value, were outstanding.

SUPPORTSOFT, INC.

FORM 10-Q

QUARTERLY PERIOD ENDED JUNE 30, 2007

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

SUPPORTSOFT, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands)

	June 30, 2007	December 31, 2006
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$19,006	$15,369
Marketable securities	95,851	104,522
Accounts receivable, net	11,499	15,144
Prepaid expenses and other current assets	2,389	2,894
Total current assets	128,745	137,929
Property and equipment, net	2,445	937
Goodwill	9,792	9,792
Intangible assets, net	2,610	3,155
Other assets	857	792

Total assets	$144,449	$152,605

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$983	$331
Accrued compensation	2,629	2,112
Other accrued liabilities	3,831	3,813
Deferred revenue, less long-term portion	8,148	13,435
Total current liabilities	15,591	19,691
Deferred revenue—long-term portion	172	178
Other long-term liabilities	696	233
Commitments and contingencies
Stockholders’ equity:
Common stock	4	4
Additional paid-in capital	208,497	202,440
Accumulated other comprehensive loss	(780)	(751)
Accumulated deficit	(79,731)	(69,190)
Total stockholders’ equity	127,990	132,503

Total liabilities and stockholders’ equity	$144,449	$152,605

See accompanying notes.

SUPPORTSOFT, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share amounts)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
Revenue:
License	$5,891	$3,483	$9,138	$5,534
Maintenance	3,910	3,893	7,834	7,822
Services	3,632	3,388	6,887	5,645
Total revenue	13,433	10,764	23,859	19,001
Costs and expenses:
Cost of license	52	109	90	214
Cost of maintenance (including stock-based compensation of $22, $3, $38 and $5)	661	261	1,299	514
Cost of services (including stock-based compensation of $187, $57, $371 and $118)	5,170	3,083	9,654	5,973
Amortization of purchased intangible assets	272	272	544	544
Research and development (including stock-based compensation of $122, $113, $238 and $218)	2,434	2,332	4,705	4,856
Sales and marketing (including stock-based compensation of $484, $188, $938 and $373)	8,662	5,847	16,122	10,981
General and administrative (including stock-based compensation of $504, $501, $918 and $809)	2,501	2,859	5,024	4,989
Total costs and expenses	19,752	14,763	37,438	28,071
Loss from operations	(6,319)	(3,999)	(13,579)	(9,070)
Interest income and other, net	1,531	1,557	3,384	2,862
Loss before income taxes	(4,788)	(2,442)	(10,195)	(6,208)
Provision for income taxes	(131)	(94)	(346)	(260)
Net loss	$(4,919)	$(2,536)	$(10,541)	$(6,468)
Basic and diluted net loss per share	$(0.11)	$(0.06)	$(0.23)	$(0.15)
Shares used in computing basic and diluted net loss per share	45,476	44,009	45,213	43,922

See accompanying notes.

SUPPORTSOFT, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)
(Unaudited)

	Six Months Ended June 30,
	2007	2006
Operating Activities:
Net loss	$(10,541)	$(6,468)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation, amortization and accretion of premium/discount on securities	55	670
Amortization of intangible assets	545	544
Stock-based compensation	2,503	1,522
Changes in assets and liabilities:
Accounts receivable, net	3,645	10,832
Prepaid expenses and other current assets	505	(84)
Other long-term assets	(65)	192
Accounts payable	652	(856)
Accrued compensation	517	(857)
Other accrued liabilities	18	(358)
Other long-term liabilities	463	30
Deferred revenue	(5,293)	(4,112)
Other	(2)	(166)
Net cash provided by (used in) operating activities	(6,998)	889

Investing Activities:
Purchases of property and equipment	(2,120)	(305)
Purchases of marketable securities	(62,690)	(25,029)
Sales and maturities of marketable securities	71,891	24,066
Net cash provided by (used in) investing activities	7,081	(1,268)

Financing Activities:
Proceeds from issuances of common stock	3,554	1,344
Net cash provided by financing activities	3,554	1,344
Net increase in cash and cash equivalents	3,637	965
Cash and cash equivalents at beginning of period	15,369	23,342
Cash and cash equivalents at end of period	$19,006	$24,307

Supplemental schedule of cash flow information:
Income taxes paid	$108	$179

See accompanying notes.

SUPPORTSOFT, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 1. Significant Accounting Policies

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements include the accounts of SupportSoft, Inc. (the “Company” or “SupportSoft”) and its wholly-owned subsidiaries. All intercompany balances and transactions have been eliminated. The balance sheet as of June 30, 2007 and the statements of operations for the three and six months ended June 30, 2007 and 2006 and cash flows for the six months ended June 30, 2007 and 2006 are unaudited. In the opinion of management, these unaudited interim condensed consolidated financial statements reflect all adjustments (consisting of normal recurring adjustments) that are necessary for a fair presentation of the results for, and as of, the periods shown. The results of operations for such periods are not necessarily indicative of the results expected for the full fiscal year or for any future period. The condensed consolidated financial statement information as of December 31, 2006 is derived from audited financial statements as of that date. These unaudited interim condensed consolidated financial statements should be read with the consolidated financial statements and related notes included in the Company’s Annual Report on Form 10-K, filed with the Securities and Exchange Commission on March 16, 2007.

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

Term licenses are sold with maintenance for which SupportSoft does not have VSOE to determine fair value for maintenance fees. As a result, license revenue for term licenses is recognized ratably over the duration of the agreement. License revenue in the accompanying financial statements includes maintenance for term licenses. We do not allocate maintenance revenue from term licenses to maintenance revenue, as we do not believe there is an allocation methodology that provides a meaningful and supportable allocation between license and maintenance revenues. Term license revenue was 5% and 6% of total revenue for the three months ended June 30, 2007 and 2006, respectively. For the six months ended June 30, 2007 and 2006, term license revenue was 5% and 7% of total revenue, respectively. Services revenue associated with the term licenses are recognized ratably over the term of the license.

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

Services revenue is primarily comprised of revenue from professional services such as consulting, hosting and training fees. Arrangements are evaluated to determine whether those services are essential to the functionality of other elements of the arrangement. In the event services are considered essential to the functionality of other elements of the arrangement, revenue under the arrangement is recognized using contract accounting. Services that are not essential to the functionality of the software, such as consulting and training revenues are generally recognized as the services are performed or project milestones are accepted by the customer. When non-essential services are bundled in a term licensing arrangement, revenue from the services is recognized ratably over the term of the license.

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

Cash, Cash Equivalents and Marketable Securities

SupportSoft considers all liquid instruments with an original maturity at the date of purchase of ninety days or less to be cash equivalents. At June 30, 2007, cash equivalents and marketable securities consisted primarily of money market funds, commercial paper, auction rate securities, corporate bonds and notes and treasury bills issued by the United States government and its agencies. Our marketable securities are classified as available-for-sale as of the respective balance sheet dates, and are reported at fair value with unrealized gains and losses included in accumulated other comprehensive income within stockholders’ equity on the consolidated balance sheet. Realized gains and losses and declines in value judged to be other-than-temporary on available-for-sale securities are included in other income (expense), net in the consolidated statement of operations.

The amortized cost of debt securities is adjusted for amortization of premiums and accretion of discounts to maturity, both of which are included in interest income. SupportSoft recorded net unrealized losses on marketable securities of $80,000 and $54,000 at June 30, 2007 and December 31, 2006, respectively.

We monitor our investments for impairment on a quarterly basis and determine whether a decline in fair value is other-than-temporary by considering factors such as current economic and market conditions, the credit rating of the security’s issuer, the length of time an investment’s fair value has been below our carrying value, and our ability and intent to hold investments to maturity. If an investment’s decline in fair value is deemed to be other-than-temporary, we reduce its carrying value to its estimated fair value, as determined based on quoted market prices or liquidation values. Declines in value judged to be other-than-temporary, if any, are recorded in operations, as incurred.

The following is a summary of cash, cash equivalents and marketable securities at June 30, 2007 (in thousands):

	Amortized Cost	Gross Unrealized Losses	Fair Value
Cash	$6,170	$—	$6,170
Money market funds	4,585	—	4,585
Commercial paper	16,810	(11)	16,799
Federal agencies securities	9,998	(12)	9,986
Corporate bonds	35,721	(54)	35,667
Auction rate securities	41,650	—	41,650
	$114,934	$(77)	$114,857

Classified as:
Cash and cash equivalents	$19,010	$(4)	$19,006
Marketable securities	95,924	(73)	95,851
	$114,934	$(77)	$114,857

Concentrations of Credit Risk

Financial instruments that potentially subject us to concentrations of credit risk consist principally of cash equivalents, marketable securities and trade accounts receivable. Our investment portfolio is diversified and consists of investment grade securities. Our investment policy limits the amount of credit risk exposure to any one issuer and in any one country, except the United States. We are exposed to credit risks in the event of default by the issuers to the extent of the amount recorded on our balance sheet. The credit risk in our trade accounts receivable is substantially mitigated by our credit evaluation process, reasonably short collection terms and because the Company sells its products primarily to large organizations in diversified industries.

For the three months ended June 30, 2007, two customers (Customers A and B) accounted for 10% or more of our total revenue. Customer A accounted for 25% and Customer B accounted for 13% of our total revenue. For the six months ended June 30, 2007, Customer A accounted for 16% of our revenue. For the three and six months ended June 30, 2006, one customer (Customer C) accounted for 18% and 12%, respectively, of total revenue.

Trade Accounts Receivable

Trade accounts receivable are recorded at the invoiced amount. We perform evaluations of our customers’ financial condition and generally do not require collateral. We make judgments as to our ability to collect outstanding receivables and provide allowances for the portion of receivables for which collection becomes doubtful. Provisions are made based upon a specific review of all significant outstanding invoices. For those invoices not specifically provided for, provisions are recorded at differing rates, based upon the age of the receivable. In determining these percentages, we analyze our historical collection experience and current payment trends. If the historical data we use to calculate the allowance for doubtful accounts does not accurately reflect our future ability to collect outstanding receivables, additional provisions for doubtful accounts may be needed and our future results of operations could be materially affected. At June 30, 2007 and December 31, 2006, the Company had reserves for credit losses of $351,000 and $373,000, respectively. At June 30, 2007, two different customers accounted for 30% and 17% individually of our total accounts receivable. At December 31, 2006, one customer accounted for 15% of our total accounts receivable.

Stock-Based Compensation

On January 1, 2006, the Company adopted Statement of Financial Accounting Standards No. 123 (revised 2004) “Share-Based Payment” (SFAS 123R), which requires the measurement and recognition of compensation expense for all share-based payment awards made to employees and directors including employee stock options and employee stock purchases based on estimated fair values.

The fair value of the Company’s stock options granted to employees for the three and six months ended June 30, 2007 and 2006 was estimated using the following assumptions:

	Three months ended June 30,		Six months ended June 30,
	2007	2006	2007	2006

Stock Option Plan:
Risk-free interest rate	5.0%	5.2%	4.8%	5.2%
Expected term	3.8 years	3.9 years	3.8 years	3.9 years
Volatility	51.2%	54.6%	51.2%	55.6%
Estimated forfeitures	8%	8%	8%	8%
Expected dividend	0%	0%	0%	0%
Weighted average fair value	$2.38	$1.94	$2.48	$1.98

Employee Stock Purchase Plan (ESPP):
Risk-free interest rate	4.7%	4.7%	4.7%	4.7%
Expected term	0.5 to 2.0 years	0.5 to 2.0 years	0.5 to 2.0 years	0.5 to 2.0 years
Volatility	54.1%	54.1%	54.1%	54.1%
Estimated forfeitures	8%	8%	8%	8%
Expected dividend	0%	0%	0%	0%
Weighted average fair value	$1.66	$1.66	$1.66	$1.66

The Company recorded the following stock-compensation expense for the three and six months ended June 30, 2007 and 2006:

	Three months ended June 30,		Six months ended June 30,
	2007	2006	2007	2006

Stock option compensation expense recognized in:
Cost of maintenance	20	2	35	3
Cost of services	176	37	347	82
Research and development	114	73	223	145
Sales and marketing	468	144	907	294
General and administrative	496	482	903	772
	1,274	738	2,415	1,296

ESPP compensation expense recognized in:
Cost of maintenance	2	1	3	2
Cost of services	11	20	24	36
Research and development	8	40	15	73
Sales and marketing	16	44	31	79
General and administrative	8	19	15	37
	45	124	88	227

Stock-based compensation expense included in total costs and expenses	1,319	862	2,503	1,523

Prior to the adoption of SFAS 123R, our Board of Directors approved the acceleration of vesting of certain unvested and out-of-money stock options with exercise prices equal or greater than $5.00 per share.  The acceleration of vesting was effective for stock options outstanding as of December 21, 2005.  Approximately 3.0 million shares of stock underlying our stock options or 32% of our outstanding unvested stock options were subject to this acceleration and their weighted average price was $7.02.  The options accelerated excluded options previously granted to Board of Directors, employees who had terminations pending, and foreign employees who opted out of the acceleration for tax reasons.  For all officers and vice-presidents (non-officers), the acceleration was accompanied by restrictions that prevent the sale of any such shares prior to the date such shares would have originally vested had the optionee been employed on such date.   The purpose of the acceleration was to avoid recognizing compensation expense associated with these options in our Consolidated Statements of Operations upon the adoption of SFAS 123R on January 1, 2006.

The following table represents stock option activity for the six months ended June 30, 2007:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
				(in ‘000’s)
Outstanding options at the beginning of the period	13,580,874	$5.33

Granted	1,394,800	5.42

Exercised	(1,063,277)	3.64

Forfeited	(1,173,670)	8.73

Outstanding options at the end of the period	12,738,727	$5.29	6.18	$10,227

Options vested and expected to vest	12,630,241	$5.30	6.18	$10,141

Outstanding exercisable at the end of the period	5,567,511	$6.06	6.12	$4,159

The aggregate intrinsic value in the table above represents the total pre-tax intrinsic value that would have been received by the option holders had they all exercised their options on June 30, 2007. This amount changes based on the fair market value of the Company’s stock.

During the three and six months ended June 30, 2007, the aggregate intrinsic value of options exercised under the Company’s stock options plans was $657,000 and $1.4 million, respectively. During the three and six months ended June 30, 2006, the aggregate intrinsic value of options exercised under the Company’s stock options plans was $95,000 and $391,000, respectively.  Total fair value of options vested during the three and six months ended June 30, 2007 was $1.2 million and $2.4 million, respectively.  Total fair value of options vested during the three and six months ended June 30, 2006 was $943,000 and $1.4 million, respectively.

At June 30, 2007, there was $15.0 million of unrecognized compensation cost related to existing options outstanding as of June 30, 2007, which is expected to be recognized over a weighted-average period of 3.1 years.

Net Loss Per Share

Basic and diluted net loss per share are presented in accordance with Statement of Financial Accounting Standards No. 128 “Earnings per Share” (SFAS 128), for all periods presented. In accordance with SFAS 128, basic and diluted net loss per share have been computed using the weighted-average number of common shares outstanding during the period.

The following table sets forth the computation of basic and diluted net loss per share (in thousands, except per share amounts):

	Three Months		Six Months
	Ended		Ended
	June 30,		June 30,
	2007	2006	2007	2006

Net loss	$(4,919)	$(2,536)	$(10,541)	$(6,468)
Shares used in computing basic and diluted net loss per share	45,476	44,009	45,213	43,922
Basic and diluted net loss per share	$(0.11)	$(0.06)	$(0.23)	$(0.15)

Warranties and Indemnifications

SupportSoft generally provides a warranty for its software products and services to its customers and accounts for its warranties under the Financial Accounting Standards Board’s (FASB’s) Statement of Financial Accounting Standards No. 5 “Accounting for Contingencies” (SFAS 5). Our standard warranty period is 90 days, but warranty periods can sometimes be longer and vary from customer to customer. In the event there is a failure of the product in breach of such warranties, SupportSoft generally is obligated to correct the product or service to conform to the specifications or, if SupportSoft is unable to do so, the customer is entitled to seek a refund of the purchase price of the defective product or service. SupportSoft did not provide for a warranty accrual as of June 30, 2007 or December 31, 2006. To date, SupportSoft’s product warranty expense has not been significant.

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

Recent Accounting Pronouncements

In February 2007, the FASB issued SFAS No. 159 “The Fair Value Option for Financial Assets and Financial Liabilities” (SFAS 159). SFAS 159 permits companies to choose to measure certain financial instruments and certain other items at fair value. The standard requires that unrealized gains and losses on items for which the fair value option has been elected be reported in earnings. SFAS 159 is effective for the Company beginning in the first quarter of fiscal year 2008, although earlier adoption is permitted. The Company is currently evaluating the impact of adopting SFAS 159 on its consolidated financial statements.

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

The following are the components of comprehensive loss (in thousands):

	Three Months		Six Months
	Ended		Ended
	June 30,		June 30,
	2007	2006	2007	2006

Net loss	$(4,919)	$(2,536)	$(10,541)	$(6,468)
Net unrealized gain (loss) on available-for-sale securities	(46)	(3)	(27)	16
Foreign currency translation loss	22	(138)	(2)	(165)
Comprehensive loss	$(4,943)	$(2,677)	$(10,570)	$(6,617)

The components of accumulated other comprehensive income (loss) relate entirely to foreign currency translation adjustment gains and losses and unrealized gains and losses on available-for-sale securities and are $(700,000) and $(80,000) at June 30, 2007, respectively.

Note 3. Income Taxes

The income tax provision was $131,000 and $346,000 for the three and six months ended June 30, 2007, respectively. For the three and six months ended June 30, 2006, we recorded a provision for income taxes of approximately $94,000 and $260,000, respectively. The higher income tax provision for the three and six month periods ended June 30, 2007 as compared to the same periods in 2006 primarily reflects higher foreign income during the periods in 2007 as compared to 2006.

As of June 30, 2007 and December 31, 2006, our deferred tax assets are fully offset by a valuation allowance. FASB’s Statement of Financial Accounting Standards No. 109 “Accounting for Income Taxes” (SFAS 109) provides for the recognition of deferred tax assets if realization of such assets is more likely than not. Based upon the weight of available evidence, which includes SupportSoft’s historical operating performance, reported cumulative net losses since inception and difficulty in accurately forecasting our future results, the Company provided a full valuation allowance against our net deferred tax assets. We reassess the need for our valuation allowance on a quarterly basis. If it is later determined that a portion of the valuation allowance should be reversed it will be a benefit to the income tax provision.

Effective January 1, 2007, we adopted Financial Accounting Standards Interpretation, No. 48 “Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109 ” (FIN 48). FIN 48 prescribes a recognition threshold and measurement guidance for the financial statement reporting of uncertain tax positions taken or expected to be taken in a company’s income tax return. FIN 48 also provides guidance related to derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition matters related to uncertain tax positions. FIN 48 utilizes a two-step approach for evaluating uncertain tax positions accounted for in accordance with SFAS 109. Step one, Recognition, requires a company to determine if the weight of available evidence indicates that a tax position is more likely than not to be sustained upon audit, including resolution of related appeals or litigation processes, if any. Step two, Measurement, is based on the largest amount of benefit, which is more likely than not to be realized on ultimate settlement. The cumulative effect of adopting FIN 48, if any, is recorded as an adjustment to the opening balance of retained earnings as of the adoption date.

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

As of January 1, 2007, the amount of unrecognized tax benefit with respect to which it is reasonably possible that a significant change may occur in the next 12 months is approximately $22,000. The change would result from expiration of the statute of limitations for audits in several foreign jurisdictions.

Upon adoption of FIN 48, the Company’s policy to include interest and penalties related to unrecognized tax benefits within the Company’s provision for (benefit from) income taxes did not change.  At June 30, 2007, the Company had $31,000 accrued for payment of interest and penalties related to unrecognized tax benefits ($23,000 as of the adoption date of FIN 48).  For the three and six months ended June 30, 2007, the Company recognized $4,000 and $8,000, respectively, of interest and penalties related to unrecognized tax benefits in its provision for income taxes.

As of adoption of FIN 48, the Company’s total unrecognized tax benefits were $1,867,000 of which $335,000, if recognized, would affect its effective tax rate. At June 30, 2007, the Company’s total unrecognized tax benefits were $1,918,000, of which $386,000, if recognized, would affect its effective tax rate. The Company anticipates an increase to the unrecognized tax benefits during 2007 related primarily to tax credits and certain foreign tax exposures. While the increase in the unrecognized tax benefit cannot be estimated at this time, the 2007 changes are not expected to have a material effect on the financial statements. The tax years 1997 through 2006 remain open to examination in several jurisdictions, none of which have individual significance.

Note 4. Contingencies

Legal Matters

In re SupportSoft, Inc. Securities Litigation is a consolidated complaint filed in the United Stated District Court of the Northern District of California against the Company, our former CEO and former CFO. The complaint generally alleges violations of certain federal securities laws and seeks unspecified damages. On June 1, 2006 this action was certified to proceed as a class action on behalf of all persons and entities who purchased or otherwise acquired the securities of the Company from January 20, 2004 to October 1, 2004 and who were allegedly damaged thereby. A trial date was set for October 29, 2007. In May, 2007, the parties reached an agreement in principle to settle the consolidated lawsuit. The court preliminarily approved the settlement on July 13, 2007. The settlement is expected to be fully funded by insurance and is subject to final approval of the court. A final approval hearing is scheduled for September, 2007.  We cannot predict with certainty the outcome of the litigation, and if the settlement is not finally approved by the Court, we believe that we have meritorious defenses to the claims in the complaint.

White v. Basu et al. is a derivative shareholder complaint filed in the Superior Court of the State of California for the County of San Mateo. This complaint was filed on behalf of the Company as a nominal plaintiff against certain of our directors and former directors and alleges that the director defendants harmed the Company by making or permitting the Company to make false and misleading statements between January 20, 2004 and October 1, 2004. On October 4, 2006, the court denied the defendants’ demurrer to the plaintiffs’ First Amended Complaint. Plaintiffs filed a Second Amended Complaint on October 27, 2006, which the defendants answered on November 6, 2006. The case is currently in discovery. While we cannot predict with certainty the outcome of the litigation, we believe we have meritorious defenses to the claims in the Second Amended Complaint, and the defendants in the lawsuit intend to vigorously defend themselves against these claims.

In November 2001, a class action lawsuit was filed against us, two of our former officers, and certain underwriters in the United States District Court for the Southern District of New York. The lawsuit alleged that our registration statement and prospectus dated July 18, 2000 for the issuance and initial public offering of 4,250,000 shares of our common stock contained material misrepresentations and/or omissions related to alleged inflated commissions received by the underwriters of the offering. The lawsuit seeks unspecified damages as well as interest, fees and costs. Similar complaints have been filed against 55 underwriters and more than 300 other companies and other individual officers and directors of those companies. All of the complaints against the underwriters, issuers and individuals have been consolidated for pre-trial purposes before U.S. District Court Judge Scheindlin of the Southern District of New York. On June 26, 2003, the plaintiffs announced that a proposed settlement between the issuer defendants and their directors and officers had been reached. Under the proposed settlement, which is subject to court approval, our insurance carrier would be responsible for any payments other than attorneys’ fees prior to June 1, 2003. A final settlement approval hearing on the proposed issuer settlement was held on April 24, 2006. The district court took the matter under submission. Meanwhile the consolidated case against the underwriters has proceeded. On October 13, 2004, the district court certified a class in the underwriters’ proceeding. On December 5, 2006, however, the Second Circuit reversed, holding that the proposed class could not be certified, and denied a petition for rehearing on April 6, 2007. On June 25, 2007, the district court entered a stipulated order terminating the proposed issuer settlement. Plaintiffs are proceeding with discovery as to underwriters and issuers, although principally with respect to focus or test cases that do not name the Company as a defendant. The court set a briefing schedule for a new class certification motion, which is expected to be heard in early 2008. While we cannot predict with certainty the outcome of the litigation or whether the settlement will be approved, we believe we and our officers have meritorious defenses to the claims in the litigation.

We are also subject to other routine legal proceedings, as well as demands, claims and threatened litigation, that arise in the normal course of our business, including assertions that we may be infringing patents or other intellectual property rights of others. We currently believe that the ultimate amount of liability, if any, for any pending claims of any type (alone or combined) will not materially affect our financial position, results of operations or cash flows. The ultimate outcome of any litigation is uncertain, however, and either unfavorable or favorable outcomes could have a material negative impact on our financial condition and operating results. Regardless of outcome, litigation can have an adverse impact on SupportSoft because of defense costs, negative publicity, diversion of management resources and other factors.

Sales Tax Contingencies

We are required to make periodic filings in the states where we are deemed to have a presence for tax purposes. We have undergone state audits in the past and have paid assessments arising from these audits. To date, such amounts have not been material. We evaluate estimated losses that could arise from similar assessments in accordance with SFAS 5 . We consider such factors as the degree of probability of an unfavorable outcome and the ability to make a reasonable estimate of the amount of loss in making such evaluations.

Note 5. Restructuring Obligations and Other Charges

In the third quarter of 2006, the Company reduced its workforce by 25 employees, or approximately 10% of its workforce at that time. As a result, the Company recorded a restructuring charge of $817,000. The restructuring charge was comprised entirely of severance costs and other personnel-related termination costs. Restructuring expenses included in the consolidated statements of operations for 2006 were $33,000 for cost of maintenance, $163,000 for cost of services, $40,000 for research and development, $386,000 for sales and marketing and $195,000 for general and administrative. Cash payments of $689,000 were made against those obligations.

In the first half of 2007, there were no additional restructuring charges, only cash payments totaling $128,000 against the obligation at December 31, 2006.  The following table summarizes activity associated with the restructuring and related expenses incurred as of June 30, 2007 (in thousands):

Total
Restructuring costs incurred in 2006	$817
Cash payments	(689)
Restructuring obligations, December 31, 2006	128
Cash payments	(128)
Restructuring obligations, June 30, 2007	$0

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

You should read this Management’s Discussion and Analysis of Financial Condition and Results of Operations (MD&A) in conjunction with the unaudited condensed consolidated financial statements and related notes appearing in Item 1 of this report on Form 10-Q and the section entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the consolidated financial statements and related notes included in SupportSoft’s Annual Report on Form 10-K for the year ended December 31, 2006.

You should note that this MD&A discussion contains forward-looking statements that involve risks and uncertainties. Please see Item 1A in Part II of this Quarterly Report on Form 10-Q for important information to consider when evaluating such statements.

Overview

SupportSoft is a leading provider of technology problem resolution software and services. Our solutions are designed to reduce technology support costs, improve customer satisfaction and enable new revenue streams for organizations worldwide. In 2007, we expanded our offerings and now provide technology support services directly to consumers.

Our corporate customers are IT organizations and digital service providers (telecommunications and cable companies). Corporate IT departments and managed service providers (IT outsourcing firms) use our software to improve the cost-effectiveness and efficiency of their support through an integrated portfolio of proactive service, self service and assisted service capabilities. Digital service providers use our products to automate the installation, activation and verification of broadband services, to reduce the cost and improve the quality of support for customers, to enable the remote management of devices located at customer premises, and to provide value-added services to consumers.

In addition to these offerings for corporate customers, we are now addressing the consumer technology support market. This offering is an extension of our traditional business and relies upon our products, technology and expertise in technology problem resolution. The new offering provides computer problem resolution for consumers over the phone and the Internet. We offer our consumer technology support services through www.support.com and through consumer-facing companies such as digital service providers.

Our revenue has historically consisted of software license fees and fees for maintenance, consulting, hosting and training services. In recent years, we have licensed our software to customers predominately on a perpetual basis in which we generally recognize the license revenue up front, assuming all criteria for revenue recognition under the applicable accounting rules have been met. Maintenance fees relating to perpetual software licenses result in ratable revenue over the period of the maintenance term, which is generally one year. Consulting and training revenues are generally recognized as the services are performed or in accordance with predefined project milestones. Hosting fees are recognized ratably over the term of the hosting arrangement.  Revenues associated with term licenses or arrangements in which we provide hosting services are recognized ratably over the expected period of performance of the contract, as we do not currently have VSOE for term licenses or hosting.

Our total revenue for the three months ended June 30, 2007 was $13.4 million. Our total revenue increased in the second quarter of 2007 by $3.0 million, or 29%, from the first quarter of 2007, and by $2.7 million, or 25%, from the same quarter of 2006 due to the increases in both license and services revenue. The sequential and year-over-year increases were due primarily to several large license transactions that were closed in the second quarter of 2007.

Prior to the improved license revenue during three and six month periods ended June 30, 2007, we experienced a trend of decreasing annual license revenue over the last three fiscal years. To address this trend we have made and are planning to make a number of changes in the business. In 2006, we hired new senior leadership, including a new Chief Executive Officer, Senior Vice President of Worldwide Sales, Senior Vice President of Global Services, Chief Marketing Officer, Senior Vice President of Customer Service and Senior Vice President of Consumer Business Development. We have also hired new regional sales leadership for the North America and EMEA regions and made substantial changes in our sales force and sales compensation plans. We have expanded our sales and marketing efforts internationally and have begun to develop relationships with channel partners. We have also increased the size of our professional services organization, and developed packaged product and service offerings capable of delivering return on investment in shorter time frames. Most significantly, in terms of investment, we have entered the consumer technology support market with our www.support.com and consumer technology solutions offerings.

We do not expect immediate returns from our initiatives, but believe they can create sustainable revenue growth over time. Although we intend to leverage many of our existing resources, we are making significant incremental investments in support of these initiatives, including investments to operate outsourced call centers, to promote our consumer offerings, to expand our professional services organization and to increase our marketing activities with corporate customers. We expect that these additional investments will precede any material revenue increase from our new business initiatives. As a result, we currently expect to incur quarterly net losses through at least 2007. Furthermore, we expect that our net loss in each quarter, as well as for the full year in 2007, will significantly exceed the net losses we incurred during fiscal 2006. For both the three-month and six-month periods ended June 30, 2007, total costs and expenses increased by 33% compared with the same periods in 2006, reflecting our investment in the programs referred to above. Our basic and diluted loss per share for the three and six months ended June 30, 2007 were $(0.11) and $(0.23), respectively, compared to $(0.06) and $(0.15) for the three and six months ended June 30, 2006, respectively.

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

Critical Accounting Policies and Estimates

In preparing our consolidated financial statements in conformity with accounting principles generally accepted in the United States, we make assumptions, judgments and estimates that can have a significant impact on our net revenue and operating results, as well as on the value of certain assets and liabilities on our consolidated balance sheets. We base our assumptions, judgments and estimates on historical experience and various other factors that we believe to be reasonable under the circumstances. Actual results could differ materially from these estimates under different assumptions or conditions. On a regular basis we evaluate our assumptions, judgments and estimates and make changes accordingly. We believe that the assumptions, judgments and estimates involved in the accounting for revenue recognition, allowance for doubtful accounts, accounting for income taxes, goodwill, intangible assets and stock-based compensation have the greatest potential impact on our consolidated financial statements, so we consider these to be our critical accounting policies. We discuss below the critical accounting estimates associated with these policies. For further information on the critical accounting policies, see Notes to Consolidated Financial Statements.

Revenue Recognition

We recognize revenue in accordance with generally accepted accounting principles that have been prescribed for the software industry. Revenue recognition requirements in the software industry are very complex and are subject to change. Our revenue recognition policy is one of our critical accounting policies because revenue is a key component of our results of operations and is based on complex rules that require us to make judgments. In applying our revenue recognition policy we must determine which portions of our revenue are recognized currently and which portions must be deferred. In order to determine current and deferred revenue, we make judgments with regard to the expected amount of future services to be performed and the appropriate fair value for those services. We also make judgments as to whether future services are essential to the functionality of other elements of the software arrangement. We do not record revenue on sales transactions when the collection of cash is in doubt at the time of sale. Rather, revenue is recognized from these transactions as cash is collected. The determination of collectibility requires significant judgment.

Allowance for Doubtful Accounts

We make judgments as to our ability to collect outstanding receivables and provide allowances for the appropriate receivables when collection becomes doubtful. Provisions are made based upon a specific review of all significant outstanding invoices. For those invoices not specifically provided for, provisions are recorded at differing rates, based upon the age of the receivable. In determining these percentages, we analyze our historical collection experience and current payment trends. If the historical data we use to calculate the allowance for doubtful accounts does not accurately reflect our future ability to collect outstanding receivables, additional provisions for doubtful accounts may be needed and our future results of operations could be materially affected.

Accounting for Income Taxes

We are required to estimate our income taxes in each of the tax jurisdictions in which we operate. This process involves management’s estimation of our actual current tax exposures together with an assessment of temporary differences determined based on the difference between the financial statement and tax basis of certain items. These differences result in net deferred tax assets and liabilities, which are included within our consolidated balance sheet. We must then assess, based on the weight of available evidence, the likelihood that the deferred tax assets will be recovered from future taxable income and to the extent we believe that recovery is not likely, we must establish a valuation allowance. To the extent we establish a valuation allowance or adjust this allowance in a period, we must include a tax expense or benefit within the tax provision in our statements of operations.

Effective January 1, 2007, we adopted Financial Accounting Standards Interpretation, No. 48 “Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109” (FIN48). FIN 48 prescribes a recognition threshold and measurement guidance for the financial statement reporting of uncertain tax positions taken or expected to be taken in a company’s income tax return. FIN 48 also provides guidance related to derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition matters related to uncertain tax positions. FIN 48 utilizes a two-step approach for evaluating uncertain tax positions accounted for in accordance with SFAS 109. Step one, Recognition, requires a company to determine if the weight of available evidence indicates that a tax position is more likely than not to be sustained upon audit, including resolution of related appeals or litigation processes, if any. Step two, Measurement, is based on the largest amount of benefit, which is more likely than not to be realized on ultimate settlement. The cumulative effect of adopting FIN 48, if any, is recorded as an adjustment to the opening balance of retained earnings as of the adoption date.

Goodwill

We assess the impairment of goodwill annually or more often if events or changes in circumstances indicate that the carrying value may not be recoverable. An impairment loss would be recognized when the sum of the discounted future net cash flows expected to result from the use of the asset and its eventual disposition is less than its carrying amount. Such impairment loss would be measured as the difference between the carrying amount of the asset and its fair value. The estimate of cash flows is based upon, among other things, certain assumptions about expected future operating performance and an appropriate discount rate determined by our management. Our estimates of discounted cash flows may differ from actual cash flows due to, among other things, economic conditions, changes to our business model or changes in operating performance. If we made different estimates, material differences may result in the write down of net long-lived and intangible assets, which would be reflected by charges to our operating results for any period presented. At September 30, 2006, we concluded our annual evaluation for impairment of goodwill and no impairment was recognized. We will continue to test for impairment during the third quarter of each year, or earlier if indicators of impairment exist.

Intangible Assets

We record purchased intangible assets at fair value. The original cost is amortized on a straight-line basis over the estimated useful life of each asset. We assess the impairment of intangible assets whenever events or changes in circumstances indicate that its carrying amount may not be recoverable. We perform an annual review to determine if the carrying value of the intangible asset is impaired, unless earlier events or circumstances indicate a potential impairment exists, in which case a review is performed more often. The review considers facts and circumstances, either internal or external, which indicate that the carrying value of the asset cannot be recovered. If and when indicators of impairment exist, we assess the need to record an impairment loss, by comparing the undiscounted net cash flows associated with related assets or group of assets over their remaining lives against their respective carrying amounts. Impairment, if any, is based on the excess of the carrying amount over the fair value of those assets.

Stock-based compensation

We account for stock-based compensation in accordance with the provisions of SFAS 123R. We adopted SFAS 123R using the modified prospective transition method which requires the application of the accounting standard starting from January 1, 2006. Under the fair value recognition provisions of SFAS 123R, stock-based compensation cost is estimated at the grant date based on the fair value of the award and is recognized as expense ratably over the requisite service period of the award. We estimate the fair value of stock-based awards on the grant date using the Black-Scholes-Merton option-pricing model. Determining the appropriate fair value model and calculating the fair value of stock-based awards requires judgment, including estimating stock price volatility, forfeiture rates and expected life. If any of these assumptions used in the option-pricing models changes significantly, stock-based compensation may differ materially in the future from that recorded in our accompanying financial statements.

RESULTS OF OPERATIONS

The following table sets forth the results of operations for the three and six months ended June 30, 2007 and 2006 expressed as a percentage of total revenue.

	Three Months		Six Months
	Ended		Ended
	June 30,		June 30,
	2007	2006	2007	2006
License	44%	32%	38%	29%
Maintenance	29	36	33	41
Services	27	32	29	30

Total revenue	100	100	100	100

Costs and expenses:
Cost of license	0	1	0	1
Cost of maintenance	5	2	5	3
Cost of services	39	29	41	31
Amortization of intangible assets	2	2	2	3
Research and development	18	22	20	26
Sales and marketing	64	54	68	58
General and administrative	19	27	21	26

Total Costs and Expenses	147	137	157	148

Loss from operations	-47	-37	-57	-48
Interest and other income, net	11	14	14	15

Loss before income taxes	-36	-23	-43	-33
Income tax provision	-1	-1	-1	-1

Net loss	-37%	-24%	-44%	-34%

Three and Six Months Ended June 30, 2007 and 2006

License Revenue

	Three Months				Six Months
	Ended				Ended
	June 30,		$	%	June 30,		$	%
In thousands, except percentages	2007	2006	Change	Change	2007	2006	Change	Change

License revenue	$5,891	$3,483	$2,408	69	$9,138	$5,534	$3,604	65

License revenue is comprised of fees for term and perpetual licenses of our software. Perpetual license revenue is recognized using the residual method described in SOP 98-9 for arrangements in which licenses are sold with multiple elements. We allocate revenues in these arrangements based upon the fair value of each undelivered element including undelivered maintenance, consulting and training. The determination of fair value is based upon vendor specific objective evidence (VSOE). VSOE for maintenance is based upon separate renewals of maintenance from customers. VSOE for consulting or training is based upon separate sales of these services to customers. Assuming all other revenue recognition criteria are met, the difference between the total arrangement fee and the amount deferred for each undelivered element is recognized as license revenue.

The increases in license revenue were due primarily to expansion of license agreements with existing customers in North America and Asia/Pacific in the three and six month periods ended June 30, 2007, as compared with the same periods in 2006. Historically, a relatively small number of customers have accounted for a substantial portion of our license revenue. Therefore, closure of a few large customer transactions can result in fluctuations in license revenue from period to period. For the second quarter of 2007, two customers individually accounted for greater than $1 million in license revenue.  License revenue from these two customers totaled $4.1 million. By comparison, only one customer contributed greater than $1 million in license revenue for the second quarter of 2006.  This customer contributed $1.6 million of license revenue during that period. Similarly, for the six months ended June 30, 2007, there were three customers that accounted for greater than $1 million in license revenue, aggregating to $5.3 million of license revenue. During the same period of 2006, only one customer contributed greater than $1 million of license revenue, which represented $1.6 million of license revenue from that customer.

Currently we expect license revenues in the third quarter of 2007 to be lower than the second quarter of 2007 due primarily to  third quarter seasonality in international markets. Furthermore, as of the filing date of this Form 10-Q, we are in the sales and negotiation process with several companies for the purchase of our products and services. Ultimate closure of these transactions prior to September 30, 2007 will have a significant influence on whether we miss, meet or exceed expectations for revenue in the third quarter of 2007.

Maintenance Revenue

	Three Months				Six Months
	Ended				Ended
	June 30,		$	%	June 30,		$	%
In thousands, except percentages	2007	2006	Change	Change	2007	2006	Change	Change

Maintenance revenue	$3,910	$3,893	$17	0	$7,834	$7,822	$12	0

Maintenance revenue is comprised primarily of revenue from post-contract technical support services which includes software product updates. Maintenance revenue for the three and six months ended June 30, 2007, was relatively unchanged from comparable periods in 2006.

Services Revenue

	Three Months				Six Months
	Ended				Ended
	June 30,		$	%	June 30,		$	%
In thousands, except percentages	2007	2006	Change	Change	2007	2006	Change	Change

Services revenue	$3,632	$3,388	$244	7	$6,887	$5,645	$1,242	22

 Services revenue is primarily comprised of revenue from professional services, such as consulting, hosting and training, as well as revenue from our consumer technology support services. Services revenue is generally recognized as the services are performed. The increase in services revenue for the second quarter of 2007 compared with the same period in 2006 was due primarily to increases in revenue from hosting and consumer technology support services.  The increase in services revenue for the first six months of 2007 as compared with the same period in 2006 was due primarily to increases in revenue from consulting, hosting and consumer technology support services

International Revenue.  Revenue from customers outside the North America accounted for approximately 19% and 20% of our total revenue for the three-month and six-month periods ended June 30, 2007, compared with 27% and 24% for the three-month and six-month periods ended June 30, 2006. The decrease in international revenue as a percentage of total revenue in the three and six-month periods ended June 30, 2007, as compared with the same periods in the 2006 were due primarily to relatively large license transactions with North American customers in the first six months of 2007.

Cost of license

	Three Months				Six Months
	Ended				Ended
	June 30,		$	%	June 30,		$	%
In thousands, except percentages	2007	2006	Change	Change	2007	2006	Change	Change

Cost of license	$52	$109	$(57)	(52)	$90	$214	$(124)	(58)

Cost of license consists primarily of costs related to third-party royalty fees under license arrangements for technology embedded in or resold with our products. The decreases in cost of license for the three and six months ended June 30, 2007 compared with the same periods in 2006 were due primarily to lower third-party royalties.

Cost of maintenance

	Three Months				Six Months
	Ended				Ended
	June 30,		$	%	June 30,		$	%
In thousands, except percentages	2007	2006	Change	Change	2007	2006	Change	Change

Cost of maintenance	$661	$261	$400	153	$1,299	$514	$785	153

Cost of maintenance consists primarily of compensation costs, travel costs, and related overhead expenses for customer support personnel. The increases in cost of maintenance for the three and six months ended June 30, 2007 as compared to the same periods in 2006 were due primarily to increases in salary and related employees costs and travel expenses as a result of an increase in the number of customer support personnel.

Cost of services

	Three Months				Six Months
	Ended				Ended
	June 30,		$	%	June 30,		$	%
In thousands, except percentages	2007	2006	Change	Change	2007	2006	Change	Change

Cost of services	$5,170	$3,083	$2,087	68	$9,654	$5,973	$3,681	62

Cost of services consists primarily of compensation costs, travel costs, and related overhead expenses for our professional services organization, payments made to third parties for subcontracted consulting services, the cost of our outsourced call center operations for our consumer technology support offerings and third-party hosting fees. The increases for the three and six months ended June 30, 2007 as compared to the same periods in 2006 were due primarily to:

•              the cost of operating our outsourced call centers related to the launch of our support.com service offering in January 2007 (there was no comparable cost in 2006 and during the second quarter of 2007 we increased the number of call center agents from 20 to 36 in order to meet anticipated volume increases);

•              salary expense and related employees costs for additional professional services personnel; and

•              an increase in hosting expenses.

We have recently signed, and expect to sign in the near future, a number of corporate partners that will refer consumer technology support customers directly to our call centers. In these arrangements, our outsourced agents will deliver the service directly to the referred customer. We currently plan to grow the capacity of our outsourced call centers in order to meet anticipated volume growth from these corporate partnerships. We expect that these additional expenditures will be significant and will precede any material revenue associated with these consumer partnerships.

Operating Expenses

	Three Months				Six Months
	Ended				Ended
	June 30,		$	%	June 30,		$	%
In thousands, except percentages	2007	2006	Change	Change	2007	2006	Change	Change

Research and development	$2,434	$2,332	$102	4	$4,705	$4,856	$(151)	(3)
Sales and marketing	8,662	5,847	2,815	48	16,122	10,981	5,141	47
General and administrative	2,501	2,859	(358)	(13)	5,024	4,989	35	1

Research and development. Research and development costs are expensed as incurred. Research and development expense consists primarily of compensation costs, consulting expenses and related overhead costs for research and development personnel. The increase for the three months ended June 30, 2007 as compared to the same period in 2006 was mainly due to the salary and related expenses for additional personnel. The decrease for the first half of 2007 as compared to the same period in 2006 was primarily due to lower overhead costs.

Sales and marketing. Sales and marketing expense consists primarily of compensation costs, including salaries, sales commissions and related overhead costs for sales and marketing personnel and promotional expenses, including public relations, advertising and trade shows. The increases for the three and six months ended June 30, 2007 as compared to the same periods in 2006 were due primarily to:

•                  salary and related expenses associated with additional sales and marketing personnel, and increases in commissions associated with higher license revenue; and

•                  incremental expenditures for marketing programs and advertising in connection with our consumer offerings.

General and administrative. General and administrative expense consists primarily of compensation costs and related overhead costs for administrative personnel and professional fees for legal, accounting and other professional services. The decrease for the three months ended June 30, 2007 as compared to the same period in 2006 was due primarily to lower salaries and related expenses and lower travel costs. General and administrative expense remained consistent for the six month period ended June 30, 2007 as compared to the same period in 2006.

Stock-based compensation. On January 1, 2006, we adopted SFAS 123R, which requires the measurement and recognition of compensation expense for all share-based payment awards made to employees and directors including employee stock options and employee stock purchases based on estimated fair values. For the three months ended June 30, 2007 and 2006, we recognized $1.3 million and $862,000, respectively in stock-based compensation expense. For the six months ended June 30, 2007 and 2006, we recognized $2.5 million and $1.5 million, respectively in stock-based compensation expense.

	Three Months				Six Months
	Ended				Ended
	June 30,		$	%	June 30,		$	%
In thousands, except percentages	2007	2006	Change	Change	2007	2006	Change	Change

Interest income and other, net	$1,531	$1,557	$(26)	(2)	$3,384	$2,862	$522	18

Interest income and other, net.  Interest income decreased slightly in the three months ended June 30, 2007 as compared with the three months ended June 30, 2006 because of lower invested cash balances, partially offset by higher interest rates. The increase for the first six months of 2007 as compared to the same period in 2006 was primarily due to an increase in interest income because of higher interest rates earned on our marketable securities and other income related to the receipt of a one-time payment of $325,000 in settlement of a contractual dispute.

	Three Months				Six Months
	Ended				Ended
	June 30,		$	%	June 30,		$	%
In thousands, except percentages	2007	2006	Change	Change	2007	2006	Change	Change

Provision for income taxes	$(131)	$(94)	$(37)	39	$(346)	$(260)	$(86)	33

Provision for income taxes. The increases for the three and six months ended June 30, 2007 as compared to the same period in 2006 was primarily due to higher foreign income tax and withholding taxes related to international customer payments.

As of June 30, 2007, our deferred tax assets are fully offset by a valuation allowance. SFAS 109 provides for the recognition of deferred tax assets if realization of such assets is more likely than not. Based upon the weight of available evidence, which includes our historical operating performance, reported cumulative net losses since inception and difficulty in accurately forecasting our future long term results, we provided a full valuation allowance against our net deferred tax assets. We reassess the need for our valuation allowance on a quarterly basis. If it is later determined that a portion of the valuation allowance should be reversed, it will be a benefit to the income tax provision.

LIQUIDITY AND CAPITAL RESOURCES

Since our incorporation in December 1997, we have financed our operations primarily through proceeds from our initial public offering, follow-on public offering, cash flows from operations and, to a lesser extent, the private placement of our preferred and common stock, bank borrowings and capital equipment lease financing. There are many variables that impact our financial plan including the levels of revenue, costs and expenses, and new capital investments. Actual cash usage could differ from these projections.

Operating Activities

Net cash provided by (used in) operating activities was $(7.0) million and $889,000 for the six months ended June 30, 2007 and 2006, respectively. Net cash used in operating activities for the six months ended June 30, 2007 was primarily due to the net loss of $10.5 million, partially offset by non-cash items of $3.1 million. Such items include depreciation, amortization, accretion of premium or discount on securities and stock-based compensation expenses.  The net loss during the period was also partially offset by a reduction in accounts receivable of $3.6 million driven by cash collections during the period.

Net cash provided by operating activities for the six months ended June 30, 2006 was primarily due to cash collections during the period, which contributed to a reduction in accounts receivable of $10.8 million. The reduction in accounts receivable was offset by a net loss of $6.5 million, decreases in deferred revenue of $4.1 million, and in accounts payable and accrued compensation of $1.7 million, adjusted for non-cash items of $2.6 million.

Our accounts receivable and deferred revenue balances fluctuate from period to period and are primarily dependent on (i) the timing of the closure of our license agreements, especially larger agreements concluded late in the period, (ii) the related invoicing and payment provisions under those agreements, (iii) the timing of maintenance renewals and related invoicing, and (iv) collections. Accounts receivable decreased to $11.5 million at June 30, 2007 from $15.1 million at December 31, 2006. The reduction of $3.6 million was due to lower invoicing in the first quarter of 2007 compared with the fourth quarter of 2006. We also collected many of the invoices raised in March 2007 during the second quarter of 2007. Accounts receivable decreased to $6.6 million at June 30, 2006, a reduction of $10.8 million from $17.4 million at December 31, 2005. The reduction of accounts receivable was due to the existence of several significant accounts receivable at December 31, 2005 and collections of much of those receivables during the first quarter of 2006.

Deferred revenue decreased $5.3 million and $4.1 million for the six month periods ended June 30, 2007 and 2006, respectively.  The primary component of deferred revenue is deferred maintenance revenue, which represents amounts billed in advance for maintenance contracts.  Deferred maintenance is recognized ratably over the maintenance term, which is typically one year. Although there are a number of factors that could cause deferred revenue to fluctuate from quarter to quarter, we generally expect the December 31 deferred maintenance balance to be higher than at other times during the year because of seasonally strong license sales in the fourth quarter and the initial and renewal maintenance billings associated with such license sales.  In the quarters that follow December 31, the amortization of deferred maintenance will generally result in a decrease in our overall deferred revenue balance.

Investing Activities

Net cash provided by (used in) in investing activities was $7.1 million and $(1.3) million for the six months ended June 30, 2007 and 2006, respectively. Net cash provided by investing activities for the six months ended June 30, 2007, was due to  net sales of marketable securities of $9.2 million, offset by the purchase of property and equipment of $(2.1) million, primarily computer equipment, furniture, and leasehold improvements for our new headquarters office which we began to occupy in April 2007. Net cash used in investing activities for the six months ended June 30, 2006, was due primarily to the net purchases of marketable securities of $(963,000) and property and equipment of $(305,000).

Financing Activities

Net cash generated by financing activities was $3.6 million for the six months ended June 30, 2007 and $1.3 million for the six months ended June 30, 2006. Net cash provided by financing activities in both periods was attributable to net proceeds from the exercise of stock options and the purchase of common stock under our employee stock purchase plan.

Working Capital and Capital Expenditure Requirements

At June 30, 2007, we had stockholders’ equity of $128.0 million and working capital of $113.0 million. Included as a reduction to working capital is deferred revenue of $8.1 million, which will not require cash to settle, but will be recognized as revenue in the future. We believe that our existing cash balances will be sufficient to meet our working capital requirements and stock repurchase program, as well as our planned capital expenditures for at least the next 12 months.

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

As of June 30, 2007, we held $19.0 million in cash and cash equivalents consisting of highly liquid investments having original maturity dates of no more than 90 days. A decline in interest rates over time would reduce our interest income from our highly liquid marketable securities. Based upon our balance of cash and cash equivalents, a decrease in interest rates of 100 basis points would cause a corresponding decrease in our annual interest income of approximately $190,000. Due to the nature of our highly liquid cash equivalents, a change in interest rates would not materially change the fair market value of our cash and cash equivalents.

As of June 30, 2007, we held $95.9 million in marketable securities, which consisted primarily of money market funds held by large institutions in the U.S. and commercial paper. Our marketable securities were primarily invested in corporate bonds, government debt securities maturing in less than eighteen months and auction-rate securities resetting in less than ninety days. The weighted average interest rate of our portfolio was approximately 4.52% at June 30, 2007. A decline in interest rates over time would reduce our interest income from our marketable securities. A decrease in interest rates of 100 basis points would cause a corresponding decrease in our annual interest income of approximately $959,000.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We maintain “disclosure controls and procedures,” as such term is defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”), that are designed to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in Securities and Exchange Commission (the “SEC”) rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating our disclosure controls and procedures, management recognized that disclosure controls and procedures, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the disclosure controls and procedures are met. Our disclosure controls and procedures have been designed to meet, and management believes they meet, reasonable assurance standards. Additionally, in designing disclosure controls and procedures, our management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible disclosure controls and procedures. The design of any disclosure controls and procedures also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.

As of June 30, 2007 and as previously reported in our Annual Report on Form 10-K, as of December 31, 2006, our Chief Executive Officer and our Chief Financial Officer concluded that the Company’s disclosure controls and procedures were not effective due to a material weakness related to not appropriately quantifying the foreign currency translation gain or loss upon liquidation of a foreign subsidiary in 2006.

In response to our identification of the material weakness described above, we have since evaluated the accumulated currency translation adjustments of our foreign subsidiaries in order to determine the accuracy of the entity-specific and consolidated balances. At the conclusion of this review, we determined the balances to be properly stated as of December 31, 2006. In addition, we implemented a monthly review of the reasonableness of our recorded currency translation balances of all of our subsidiaries.

Based on implementation of these additional controls, we believe these additional internal controls will be effective in remediating the material weakness described above. We will continue to monitor the operating effectiveness of these controls.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended June 30, 2007 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

See Note 4 Contingencies to the financial statements in Part I, Item 1 of this Quarterly Report on Form 10-Q for a description of legal proceedings.

ITEM 1A. RISK FACTORS

This report contains forward-looking statements regarding our business and expected future performance, and we are subject to many risks and uncertainties that may materially affect our business and future performance and cause those forward-looking statements to be inaccurate. All statements in this report, other than statements that are purely historical, are forward-looking statements. Words such as “expects,” “anticipates,” “intends,” “plans,” “believes,” “forecasts,” “estimates,” “seeks,” and similar expressions often identify forward-looking statements. In this report, forward-looking statements include, without limitation, the following:

•                  our expectations and beliefs regarding future conduct and growth of the business;

•                  our beliefs regarding the impact on our business of our consumer technology support initiative;

•                  our expectations regarding the area of our consumer technology support offering;

•                  our beliefs and expectations regarding the introduction of new products and related services and features;

•                  our assessments and expectations surrounding growth and performance of our professional services organization;

•                  our expectations regarding cash flows and expenses, including sales and marketing, research and development efforts, and administrative expenses;

•                  our beliefs regarding seasonality, mix of revenue, and other trends for our business;

•                  our assessments and beliefs regarding the future outcome of pending legal proceedings and the liability, if any, that we may incur as a result of those proceedings;

•                  our expectations regarding the costs and other effects of acquisition and disposition transactions; and

•                  the assumptions underlying our Critical Accounting Policies and Estimates, including our assumptions regarding revenue recognition; assumptions used to estimate the fair value of share-based compensation; assumptions regarding the impairment of goodwill and intangible assets; and expected accounting for income taxes;

•                  the expected effects of the adoption of new accounting standards.

An investment in SupportSoft’s stock involves risk, and we caution investors that forward-looking statements are only predictions based on our current expectations about future events and are not guarantees of future performance. We encourage you to read carefully all information provided in this report and in our other filings with the SEC before deciding to invest in our stock or to maintain or change your investment. Forward-looking statements are based on information as of the filing date of this report, and we undertake no obligation to publicly revise or update any forward-looking statement for any reason.

Because forward-looking statements involve risks and uncertainties, there are important factors that may cause actual results to differ materially from our stated expectations. These factors are described below.  This list does not include all risks that could affect our business, and if these or any other risks or uncertainties materialize, or if our underlying assumptions prove to be inaccurate, actual results could differ materially from past results and from our expected future results.  We encourage you to review our other reports filed periodically with the Securities and Exchange Commission for any further information regarding risks facing our business.

We were not profitable in 2006 or in the first six months of 2007 and will continue to sustain a loss in the foreseeable future.

We were not profitable in 2006 or in the first six months of 2007. In addition, we intend to make significant investments in support of our business in 2007 and we expect to continue to sustain losses in 2007 and possibly subsequent periods.  If we fail to achieve revenue growth as a result of these additional investments or if such revenue growth does not result in our achieving profitability, the market price of our common stock will likely decline.  A sustained period of losses would also result in an increased usage of cash to fund our operating activities and a corresponding reduction in our cash balance.

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

Our consumer technology support initiative will increase operating expenses without any assurance of yielding increased revenue.

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

A small number of customers have historically accounted for, and may in future periods account for, substantial portions of our revenue. For the quarter ended June 30, 2007, two customers individually accounted for 25% and 13% of our total revenue for the quarter. Transaction structures that involve ratable revenue recognition and our consumer offerings, which typically involve payment on a per transaction basis, could reduce our dependence on large transactions with a small number of customers.   However, these transaction structures account for a small portion of our revenue, and in the near term, we are likely to continue to derive a significant portion of our revenue from large transactions with a limited number of customers. Therefore, our revenue could decline because of the loss or delay of a single customer order. Additionally, we may not obtain new customers. The failure to obtain significant new customers, particularly customers that purchase perpetual licenses with up-front payments, the loss or delay of significant customer orders or the failure of existing customers to pay ongoing fees when due would harm our operating results.

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

We are seeking to increase our international revenues.  For the years ended December 31, 2004, 2005, 2006 and the six-month period ended June 30, 2007, international revenue was 11%, 21%, 23% and 20% of total revenue, respectively. We have limited experience in international operations and may not be able to compete effectively in international markets or effectively manage our operations in various countries. If we do not generate enough revenue from international operations to offset the expense of these operations, our operating results could suffer. Risks we face in conducting business internationally include:

•       costs of staffing and managing international operations;

•       smaller customers with less ability to pay United States rates for software and services;

•       difficulty in reaching geographically dispersed customers;

•       differing technology standards, intellectual property protections and other legal considerations;

•       longer sales cycles;

•       seasonal trends unique to international markets;

•       dependence on local vendors, consultants and business partners;

•       difficulties in staffing and managing international operations, including the difficulty in managing a geographically dispersed workforce in compliance with diverse local laws and customs;

•       potential adverse tax consequences;

•       changes in currency exchange rates and controls;

•       difficulties in maintaining effective internal control over financial reporting and compliance as a result of a geographically-dispersed workforce and customers;

•       longer collection cycles for accounts receivable; and

•       the effects of external events such as terrorist acts and any related conflicts or similar events worldwide.

Our operating results will suffer if we do not manage our professional services organization effectively.

Clients that license our software typically engage our professional services organization to assist with installation and implementation of our software and related consulting services. Revenue from professional services represented a substantial portion of our total revenue for the quarter ended June 30, 2007. Our professional services business did not operate in a profitable manner for the three and six months ended June 30, 2007. We are planning to improve the financial performance of this organization; however, no assurance can be given that these plans will be successful. We have generally billed our customers for professional services on a time and material basis, using an agreed upon daily rate. However, customers have increasingly requested various contract structures, including milestone-based contracts and contracts for a fixed total fee. If unanticipated factors in a project are encountered, we may be subject to monetary and other significant penalties, and the profitably of our professional services business would decline further. Furthermore, an estimated loss on a contract is generally required to be recorded in the period in which a loss becomes evident. Recording a loss on a services contract could have a material adverse effect on our operating results for the period in which the loss was recorded.

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

We have alliances with third parties that are important to our traditional offerings. Our existing relationships include those with hardware vendors and managed service providers who provide outsourced support to corporate customers. If these relationships fail, we may need to devote substantially more resources to the sales and marketing of our products and services than we would otherwise, and our efforts may not be as effective. For example, companies that provide outsourced support and services often have extensive relationships with our existing and potential customers and significant input in the purchase decisions of these customers. In addition, we may establish relationships with third-party resellers and other sales partners as we expand internationally. Our failure to maintain existing relationships, or to establish new relationships with key third parties, could significantly harm our ability to sell our products and services. In addition, our competitors may have strong alliances with other companies, including hardware providers, which could impact our ability to obtain greater market share, participate in deals where hardware and software are sold together, or require us to reduce the price of products and services, which could harm our business, prospects, financial condition and operating results.

We may engage in investments, dispositions, acquisitions or other strategic matters that could divert management attention and prove difficult to integrate with our business.

We may engage in acquisitions or divestitures of certain assets, businesses, products or technologies, or in other strategic initiatives. Acquisitions, divestitures and other strategic transactions are inherently risky. Certain transactions may be subject to closing conditions, which may not be satisfied, and transactions may not be completed, even after public announcement. Acquisitions may require further use of our cash resources, the issuance of equity or debt securities, or the incurrence of other forms of debt, any of which could harm our financial condition, results of operations, or our interest expense and leverage. If we issue equity securities, current stockholders’ percentage ownership and earnings per share may be diluted. The process of integrating businesses, technologies, services or products may result in unforeseen operating difficulties and expenditures. Acquisitions and divestitures could involve a number of other potential risks to our business, including the following:

•       unanticipated costs and liabilities and unforeseen accounting charges or fluctuations;

•       delays and difficulties in delivery of products and services;

•       failure to integrate management information systems, personnel, research and development, marketing, sales and support operations;

•       loss of key employees;

•       diversion of management’s attention from other business concerns and disruption of our ongoing business;

•       difficulty in maintaining controls and procedures;

•       uncertainty on the part of our existing customers about our ability to operate after a transaction;

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

Our success depends on the skills, experience and performance of our senior management, engineering, sales, marketing and other key personnel. The loss of the services of any of our executive officers or other key personnel could harm our business and our ability to achieve our business goals.  In addition, many members of senior management have been appointed within the last 18 months.  Our success will depend to a significant extent on the ability of these executives to function effectively in their new roles and to work together successfully.  If these executives do not function and work together successfully or if we lose the services of one or more of our executives or key employees, our business could be harmed.

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

If we fail to develop enhanced versions of our software in a timely manner or to provide products and services that achieve rapid and broad market acceptance, we may not maintain or expand our market share. We are making significant investments in our consumer technology support initiative, and if our services do not achieve rapid market acceptance, our operating and financial results could be harmed. We may fail to identify new product and service opportunities for our current market or new markets that we enter in the future. In addition, our existing products may become obsolete if we fail to introduce new products or product enhancements that meet new customer demands, support new standards or integrate with new or upgraded versions of packaged applications or operating systems. We have limited control over factors that affect market acceptance of our product and services, including:

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

We currently serve a customer base with a wide variety of constantly changing hardware, software and networking platforms. For example, 64-bit microprocessors are becoming increasingly important to our customer base. If we fail to release versions of our software that are compatible with operating systems, software applications or hardware devices used by our customers, our business and operating results would suffer. Our future success also depends on the continuing ability of our products to inter-operate with multiple platforms and packaged applications used by our customer base and on our management of software being developed by third parties for our customers or for use with our products.

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

Statement of Financial Accounting Standards No. 123 (revised 2004), “Share-Based Payment” (SFAS 123R) became effective in our first quarter of 2006, and has resulted in our recognition of substantial compensation expense relating to our employee stock options and employee stock purchase plans. Historically, we generally have not recognized in our statement of operations any compensation expense related to stock option grants we issue under our stock option plans or the discounts we provide under our employee stock purchase plans. Under the new rules, we are required to measure the compensation expense related to employee stock awards on a fair value basis, which leads to substantial additional compensation expense and a material adverse effect on our reported results of operations.

If we are unable to maintain effective disclosure controls and procedures, including our internal control over financial reporting, our ability to report our financial results on a timely and accurate basis may be adversely affected.

We have evaluated our “disclosure controls and procedures” as such term is defined in Rule 13a-15(e) under the Exchange Act as of June 30, 2007, as well as our internal control over financial reporting as required by Section 404 of the Sarbanes-Oxley Act of 2002 as of December 31, 2006. Our independent registered public accounting firm has performed a similar evaluation of our internal control over financial reporting as of December 31, 2006. Effective controls are necessary for us to provide reliable financial reports and effectively prevent fraud. If we cannot provide reliable financial reports or prevent fraud, our operating results would be harmed. For the periods ended June 30, 2007 and December 31, 2006, we concluded that we had a material weakness in our internal control over financial reporting, as further described in Item 4 of Part I of this Quarterly Report, and Item 9A of Part II on Form 10-K, Control and Procedures. Our independent registered public accounting firm reached the same conclusion. In the first quarter of 2007, we implemented corrective actions that we believe will remediate this material weakness. We are monitoring the effectiveness of these controls.  However, we cannot be certain that these measures will ultimately be effective in remediating the material weakness. If these actions are not successful in addressing this material weakness or if other weaknesses are identified, our ability to report our financial results on a timely and accurate basis may be adversely affected. In addition, if we cannot establish effective internal control over financial reporting and disclosure controls and procedures, investors may lose confidence in our reported financial information, which could cause the market price of our common stock to decline.

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

Failure to resolve litigation or claims asserted against us may lead to continued costs and expenses and divert management’s attention from our business, which could cause our revenue and our stock price to decline.

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

Our software contains features that allow our customers to control, monitor or collect information from computers running the software. Federal, state and foreign government bodies and agencies, however, have adopted or are considering adopting laws and regulations regarding the collection, use and disclosure of personal information obtained from consumers and individuals. Liability for violation of, costs of compliance with, and other burdens imposed by such laws and regulations may limit the use and adoption of our solutions and reduce overall demand for them. Even the perception of privacy concerns, whether or not valid, may inhibit adoption of our solutions. In addition, we may face claims about invasion of privacy or inappropriate disclosure, use or loss of this information. Any imposition of liability could harm our reputation, cause us to lose customers and cause our operating results to suffer.

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

We rely on a combination of laws, such as those applicable to patents, copyrights, trademarks and trade secrets,  and contractual restrictions, such as confidentiality agreements and licenses, to establish and protect our proprietary rights. Our ability to compete and grow our business could suffer if these rights are not adequately protected. Our proprietary rights may not be adequately protected because:

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

Our business relies upon the use and licensing of technology and software. Other parties may assert intellectual property infringement claims against us or our customers, and our products may infringe the intellectual property rights of third parties. For example, our products may infringe issued patents that may relate to our products. In addition, as is increasingly common in the software industry, we may be confronted with the aggressive enforcement of patents by companies whose primary business activity is to acquire patents for the purpose of offensively asserting them against other companies. From time to time, we have received allegations of intellectual property infringement, and we may receive more claims in the future. Intellectual property litigation is expensive and time-consuming and could divert management’s attention from our business. The outcome of any litigation is uncertain and could significantly impact our financial results. If there is a successful claim of infringement, we may be required to develop non-infringing technology or enter into royalty or license agreements, which may not be available on acceptable terms, if at all. Our failure to develop non-infringing technologies or license proprietary rights on a timely basis would harm our business.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

At our annual meeting of stockholders on May 23, 2007, the following two proposals were voted on and approved as follows:

1. Our stockholders elected six directors to serve until our next annual meeting of stockholders, or until their successors are duly elected and qualified.

	Total Votes
Name	For	Withheld

Kevin C. Eichler	38,715,779	1,901,253

Shawn Farshchi	39,664,406	952,626

J. Martin O’Malley	38,100,694	2,516,338

Joshua Pickus	39,663,424	953,608

Jim Stephens	38,102,794	2,514,253

James Thanos	38,102,776	2,514,256

2. Our stockholders ratified the appointment of Ernst & Young LLP as our independent registered public accounting firm.

Total Votes

For	40,364,467

Against	194,067

Abstain	58,498

ITEM 6.	EXHIBITS

Exhibits.

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

August 2, 2007

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