Form 10-Q
period 2007-09-30
SUPPORTSOFT INC
filed 2007-11-05
CIK 1104855

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2007

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

On October 31, 2007, 46,157,346 shares of the Registrant’s Common Stock, $0.0001 par value, were outstanding.

SUPPORTSOFT, INC.
FORM 10-Q
QUARTERLY PERIOD ENDED SEPTEMBER 30, 2007
INDEX

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

SUPPORTSOFT, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands)

	September 30, 2007	December 31, 2006
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$22,078	$15,369
Marketable securities	92,154	104,522
Accounts receivable, net	8,425	15,144
Prepaid expenses and other current assets	2,241	2,894
Total current assets	124,898	137,929
Property and equipment, net	2,317	937
Goodwill	9,792	9,792
Intangible assets, net	2,338	3,155
Other assets	849	792

Total assets	$140,194	$152,605

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$426	$331
Accrued compensation	2,020	2,112
Other accrued liabilities	3,878	3,813
Deferred revenue, less long-term portion	7,690	13,435
Total current liabilities	14,014	19,691
Deferred revenue—long-term portion	134	178
Other long-term liabilities	830	233
Commitments and contingencies
Stockholders’ equity:
Common stock	4	4
Additional paid-in capital	210,735	202,440
Accumulated other comprehensive loss	(770)	(751)
Accumulated deficit	(84,753)	(69,190)
Total stockholders’ equity	125,216	132,503

Total liabilities and stockholders’ equity	$140,194	$152,605

See accompanying notes.

Open items:

Outstanding shares

SUPPORTSOFT, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share amounts)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
Revenue:
License	$2,586	$4,479	$11,725	$10,013
Services	4,536	3,462	11,423	9,106
Maintenance	4,201	3,917	12,035	11,740
Total revenue	11,323	11,858	35,183	30,859
Costs and expenses:
Cost of license	52	119	141	333
Cost of services (including stock-based compensation of $193, $69, $564 and $175)	5,279	3,606	14,933	9,579
Cost of maintenance (including stock-based compensation of $22, $18, $59 and $35)	630	349	1,929	863
Amortization of purchased intangible assets	272	272	817	816
Research and development (including stock-based compensation of $129, $83, $366 and $301)	2,366	2,267	7,071	7,125
Sales and marketing (including stock-based compensation of $493, $219, $1,431 and $592)	6,959	6,013	23,081	16,993
General and administrative (including stock-based compensation of $392, $415, $1,311 and $1,224)	2,211	2,689	7,235	7,677
Total costs and expenses	17,769	15,315	55,207	43,386
Loss from operations	(6,446)	(3,457)	(20,024)	(12,527)
Interest income and other, net	1,636	1,842	5,019	4,705
Loss before income taxes	(4,810)	(1,615)	(15,005)	(7,822)
Provision for income taxes	(212)	(72)	(558)	(333)
Net loss	$(5,022)	$(1,687)	$(15,563)	$(8,155)
Basic and diluted net loss per share	$(0.11)	$(0.04)	$(0.34)	$(0.19)
Shares used in computing basic and diluted net loss per share	45,614	44,152	45,449	44,000

See accompanying notes.

SUPPORTSOFT, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(Unaudited)

	Nine Months Ended September 30,
	2007	2006
Operating Activities:
Net loss	$(15,563)	$(8,155)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation, amortization and accretion of premium/discount on securities	226	947
Amortization of intangible assets	817	817
Stock-based compensation	3,731	2,327
Changes in assets and liabilities:
Accounts receivable, net	6,719	10,399
Prepaid expenses and other current assets	653	(193)
Other long-term assets	(57)	260
Accounts payable	95	(820)
Accrued compensation	(92)	(988)
Other accrued liabilities	65	396
Other long-term liabilities	597	31
Deferred revenue	(5,789)	(4,439)
Other	(15)	(129)
Net cash provided by (used in) operating activities	(8,613)	453

Investing Activities:
Purchases of property and equipment	(2,367)	(478)
Purchases of marketable securities	(78,781)	(52,946)
Maturities of marketable securities	91,906	46,191
Net cash provided by (used in) investing activities	10,758	(7,233)

Financing Activities:
Proceeds from issuances of common stock	4,564	1,933
Net cash provided by financing activities	4,564	1,933
Net increase (decrease) in cash and cash equivalents	6,709	(4,847)
Cash and cash equivalents at beginning of period	15,369	23,342
Cash and cash equivalents at end of period	$22,078	$18,495

Supplemental schedule of cash flow information:
Income taxes paid	$363	$253

See accompanying notes.

SUPPORTSOFT, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 1. Significant Accounting Policies

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements include the accounts of SupportSoft, Inc. (the “Company”, “SupportSoft” or “We”) and its wholly-owned subsidiaries. All intercompany balances and transactions have been eliminated. The balance sheet as of September 30, 2007 and the statements of operations for the three and nine months ended September 30, 2007 and 2006 and cash flows for the nine months ended September 30, 2007 and 2006 are unaudited. In the opinion of management, these unaudited interim condensed consolidated financial statements reflect all adjustments (consisting of normal recurring adjustments) that are necessary for a fair presentation of the results for, and as of, the periods shown. The results of operations for such periods are not necessarily indicative of the results expected for the full fiscal year or for any future period. The condensed consolidated financial statement information as of December 31, 2006 is derived from audited financial statements as of that date. These unaudited interim condensed consolidated financial statements should be read with the consolidated financial statements and related notes included in our Annual Report on Form 10-K, filed with the Securities and Exchange Commission on March 16, 2007.

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

•                  collection is considered probable; and

•                  the fees are fixed or determinable.

We consider all arrangements with payment terms longer than 90 days not to be fixed or determinable. If a fee is determined not to be fixed or determinable, revenue is recognized as payments become due from a customer. License revenue is comprised of fees for perpetual and term licenses of our software. Perpetual license revenue is recognized using the residual method, in compliance with SOP 98-9 for arrangements in which licenses are sold with multiple elements. We allocate revenues on these licenses based upon the fair value of each undelivered element including undelivered maintenance, consulting and training. The determination of fair value is based upon vendor specific objective evidence (VSOE). VSOE for maintenance is based upon separate renewals of maintenance from customers. VSOE for consulting and training is based upon separate sales of these services to customers. Assuming all other revenue recognition criteria are met, the difference between the total arrangement fee and the amount deferred for each undelivered element is recognized as license revenue. In perpetual arrangements that include contractual obligations such as rights to unspecified future products, license revenue is recognized ratably over the contract period.

Term licenses are sold with maintenance for which we do not have VSOE to determine fair value for maintenance fees. As a result, license revenue for term licenses is recognized ratably over the duration of the agreement. License revenue in the accompanying financial statements includes maintenance for term licenses. We do not allocate maintenance revenue from term licenses to maintenance revenue, as we do not believe there is an allocation methodology that provides a meaningful and supportable allocation between license and maintenance revenues. Term license revenue was 3% and 5% of total revenue for the three months ended September 30, 2007 and 2006, respectively. For the nine months ended September 30, 2007 and 2006, term license revenue was 4% and 6% of total revenue, respectively. Services revenue associated with the term licenses are recognized ratably over the term of the license.

We provide resellers with the right to sublicense our software to end user customers. Generally, we recognize revenue from our arrangements with resellers upon persuasive evidence that the reseller has actually sublicensed the software to a named end user (sell-through), assuming all other criteria for revenue recognition have been met. The forms of evidence of sell-through acceptable to us include one or more of the following: i) a copy of the agreement or license between the reseller and the end user, ii) a purchase order from the end user to the reseller, iii) a written communication from the reseller to us specifically identifying the end user, or iv) delivery made directly by us to the end user. Whether the license revenue is then recognized immediately or ratably depends upon the terms of the arrangements with the reseller regarding the sublicense (i.e. perpetual license or term license). If a reseller is not deemed creditworthy, revenue otherwise recognizable is deferred until cash is received. When licensing arrangements with resellers include guaranteed minimum amounts due, revenue is recognized ratably over the term of the arrangement commencing when payments are made or become due.

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

In connection with licensing arrangements we may also provide hosting of our own software, a service for which we do not currently have VSOE. If hosting services are sold with perpetual licenses, license revenue is recognized ratably over the longest period in the contract. Hosting, consulting and training revenue in such arrangements are also recognized ratably over the longest period in the contract.

Cash, Cash Equivalents and Marketable Securities

We consider all liquid instruments with an original maturity at the date of purchase of ninety days or less to be cash equivalents. At September 30, 2007, cash equivalents and marketable securities consisted primarily of money market funds, commercial paper, auction rate securities, corporate bonds and notes and treasury bills issued by the United States government and its agencies. Our marketable securities are classified as available-for-sale as of the respective balance sheet dates, and are reported at fair value with unrealized gains and losses included in accumulated other comprehensive income within stockholders’ equity on the consolidated balance sheet. Realized gains and losses and declines in value judged to be other-than-temporary on available-for-sale securities are included in other income (expense), net in the consolidated statement of operations.

The amortized cost of debt securities is adjusted for amortization of premiums and accretion of discounts to maturity, both of which are included in interest income. We had net unrealized losses on marketable securities of $55,000 and $54,000 at September 30, 2007 and December 31, 2006, respectively.

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

The following is a summary of cash, cash equivalents and marketable securities at September 30, 2007 (in thousands):

	Amortized Cost	Gross Unrealized Losses	Fair Value
Cash	$4,793	$—	$4,793
Money market funds	7,313	—	7,313
Commercial paper	24,715	(44)	24,671
Federal agencies securities	7,999	6	8,005
Corporate bonds	27,613	(13)	27,600
Auction rate certificates	41,850	—	41,850
	$114,283	$(51)	$114,232

Classified as:
Cash and cash equivalents	$22,079	$(1)	$22,078
Marketable securities	92,204	(50)	92,154
	$114,283	$(51)	$114,232

Concentrations of Credit Risk

Financial instruments that potentially subject us to concentrations of credit risk consist principally of cash equivalents, marketable securities and trade accounts receivable. Our investment portfolio is diversified and consists of investment grade securities. Our investment policy limits the amount of credit risk exposure to any one issuer and in any one country, except the United States. We are exposed to credit risks in the event of default by the issuers to the extent of the amount recorded on our balance sheet. The credit risk in our trade accounts receivable is substantially mitigated by our credit evaluation process, reasonably short collection terms and because we sell our products primarily to large organizations in diversified industries.

For the three months ended September 30, 2007, one customer accounted for greater than 10%, or 21%, of our total revenue. For the same period of 2006, one customer accounted for 21% of total revenue. For the nine months ended September 30, 2007, one customer accounted for 18% of our total revenue. For the same period of 2006, no customer accounted for 10% or more of total revenue.

Trade Accounts Receivable

Trade accounts receivable are recorded at the invoiced amount. We perform evaluations of our customers’ financial condition and generally do not require collateral. We make judgments as to our ability to collect outstanding receivables and provide allowances for the portion of receivables for which collection becomes doubtful. Provisions are made based upon a specific review of all significant outstanding invoices. For those invoices not specifically provided for, provisions are recorded at differing rates, based upon the age of the receivable. In determining these percentages, we analyze our historical collection experience and current payment trends. If the historical data we use to calculate the allowance for doubtful accounts does not accurately reflect our future ability to collect outstanding receivables, additional provisions for doubtful accounts may be needed and our future results of operations could be materially affected. At September 30, 2007 and December 31, 2006, we had reserves for credit losses of $326,000 and $373,000, respectively. At September 30, 2007, one customer accounted for 18% of our total accounts receivable. At December 31, 2006, one customer accounted for 15% of our total accounts receivable.

Stock-Based Compensation

On January 1, 2006, we adopted Statement of Financial Accounting Standards No. 123 (revised 2004), “Share-Based Payment,” (SFAS 123R) which requires the measurement and recognition of compensation expense for all share-based payment awards made to employees and directors including employee stock options and employee stock purchases based on estimated fair values.

The fair value of our stock options granted to employees for the three and nine months ended September 30, 2007 and 2006 was estimated using the following assumptions:

	Three months ended September 30,		Nine months ended September 30,
	2007	2006	2007	2006
Stock Option Plan:
Risk-free interest rate	4.1%	4.7%	4.7%	5.2%
Expected term	3.8 years	3.9 years	3.8 years	3.9 years
Volatility	51.2%	54.6%	51.2%	50.6%
Estimated forfeitures	8%	8%	8%	8%
Expected dividend	0%	0%	0%	0%
Weighted average fair value	$2.32	$ 1.81	$2.47	$ 1.92
Employee Stock Purchase Plan (ESPP):
Risk-free interest rate	4.7%	4.7%	4.7%	4.7%
Expected term	0.5 to 2.0 years	0.5 to 2.0 years	0.5 to 2.0 years	0.5 to 2.0 years
Volatility	54.1%	54.1%	54.1%	54.1%
Estimated forfeitures	8%	8%	8%	8%
Expected dividend	0%	0%	0%	0%
Weighted average fair value	$ 1.66	$ 1.66	$ 1.66	$ 1.66

We recorded the following stock-compensation expense for the three and nine months ended September 30, 2007 and 2006:

	Three months ended September 30,		Nine months ended September 30,
	2007	2006	2007	2006
Stock option compensation expense recognized in:
Cost of services	$184	$47	$530	$117
Cost of maintenance	21	15	55	30
Research and development	122	65	345	210
Sales and marketing	482	196	1,389	490
General and administrative	387	400	1,291	1,172
	$1,196	$723	$3,610	$2,019

ESPP compensation expense recognized in:
Cost of services	$9	$22	$34	$58
Cost of maintenance	1	3	4	5
Research and development	7	18	21	91
Sales and marketing	11	23	42	102
General and administrative	5	15	20	52
	33	81	121	308

Stock-based compensation expense included in total costs and expenses	$1,229	$804	$3,731	$2,327

Prior to the adoption of SFAS 123R, our Board of Directors approved the acceleration of vesting of certain unvested and out-of-money stock options with exercise prices equal or greater than $5.00 per share. The acceleration of vesting was effective for stock options outstanding as of December 21, 2005. Approximately 3.0 million stock options or 32% of our outstanding unvested stock options were subject to this acceleration and their weighted average price was $7.02. The options accelerated excluded options previously granted to Board of Directors, employees who had terminations pending, and foreign employees who opted out of the acceleration for tax reasons. For all officers and vice-presidents (non-officers) the acceleration was accompanied by restrictions that prevent the sale of any such shares prior to the date such shares would have originally vested had the optionee been employed on such date.The purpose of the acceleration was to avoid recognizing compensation expense associated with these options in our Consolidated Statements of Operations upon the adoption of SFAS 123R on January 1, 2006.

 The following table represents stock option activity for the nine months ended September 30, 2007:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value (in ‘000’s)
Outstanding options at the beginning of the period	13,580,874	$5.33
Granted	1,567,300	5.66
Exercised	(1,219,134)	3.32
Forfeited	(1,949,009)	8.09

Outstanding options at the end of the period	11,980,031	$5.14	5.90	$13,545

Options vested and expected to vest	11,888,810	$5.14	5.90	$13,443

Outstanding exercisable at the end of the period	5,479,395	$5.62	5.79	$6,174

The aggregate intrinsic value in the table above represents the total pre-tax intrinsic value that would have been received by the option holders had they all exercised their options on September 30, 2007. This amount will change based on the fair market value of our stock.

During the three and nine months ended September 30, 2007, the aggregate intrinsic value of options exercised under our stock options plans was $89,000 and $1.5 million respectively. During the three and nine months ended September 30, 2006, the aggregate intrinsic value of options exercised under our stock options plans was $147,000 and $538,000. Total fair value of options vested during the three and nine months ended September 30, 2007 was$1.2 million and $3.6 million. Total fair value of options vested during the three and nine months ended September 30, 2006 was $733,000 and $2.1 million, respectively.

At September 30, 2007, there was $14.0 million of unrecognized compensation cost related to existing options outstanding which is expected to be recognized over a weighted average period of 2.9 years.

Net Loss Per Share

Basic and diluted net loss per share are presented in accordance with Statement of Financial Accounting Standards No. 128 “Earnings per Share” (SFAS 128), for all periods presented. In accordance with SFAS 128, basic and diluted net loss per share have been computed using the weighted-average number of common shares outstanding during the period.

The following table sets forth the computation of basic and diluted net loss per share (in thousands, except per share amounts):

	Three Months		Nine Months
	Ended		Ended
	September 30,		September 30,
	2007	2006	2007	2006

Net loss	$(5,022)	$(1,687)	$(15,563)	$(8,155)
Shares used in computing basic and diluted net loss per share	45,614	44,152	45,449	44,000
Basic and diluted net loss per share	$(0.11)	$(0.04)	$(0.34)	$(0.19)

Warranties and Indemnifications

We generally provide a warranty for its software products and services to its customers and accounts for its warranties under the Financial Accounting Standards Board’s (FASB’s) Statement of Financial Accounting Standards No. 5 “Accounting for Contingencies” (SFAS 5). Our standard warranty period is 90 days, but warranty periods can vary from customer to customer and sometimes be longer. In the event there is a failure of the product in breach of such warranties, we are generally obligated to correct the product or service to conform to the specifications or, if we are unable to do so, the customer is entitled to seek a refund of the purchase price of the defective product or service. We did not provide for a warranty accrual as of September 30, 2007 or December 31, 2006. To date, our product warranty expense has not been significant.

We generally agree to indemnify our customers against legal claims that our software products infringe certain third-party intellectual property rights and account for our indemnification obligations under SFAS 5. To date, we have not been required to make any payment resulting from infringement claims asserted against our customers and have not recorded any related accruals.

Recent Accounting Pronouncements

In February 2007, the FASB issued SFAS No. 159 “The Fair Value Option for Financial Assets and Financial Liabilities” (SFAS 159). SFAS 159 permits companies to choose to measure certain financial instruments and certain other items at fair value. The standard requires that unrealized gains and losses on items for which the fair value option has been elected be reported in earnings. SFAS 159 is effective for us beginning in the first quarter of fiscal year 2008, although earlier adoption is permitted. Although we are evaluating the application of SFAS No. 159, we do not currently believe adoption will have a material impact on our results of operations or financial position.

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

The following are the components of comprehensive loss (in thousands):

	Three Months		Nine Months
	Ended		Ended
	September 30,		September 30,
In thousands	2007	2006	2007	2006

Net loss	$(5,022)	$(1,687)	$(15,563)	$(8,155)
Net unrealized gain (loss) on available-for-sale securities	25	72	(1)	87
Foreign currency translation gain (loss)	(16)	46	(18)	(118)
Comprehensive loss	$(5,013)	$(1,569)	$(15,582)	$(8,186)

The components of accumulated other comprehensive income (loss) relate entirely to foreign currency translation adjustment gains and losses and unrealized gains and losses on available-for-sale securities and are $(715,000) and $(55,000), respectively, at September 30, 2007.

Note 3. Income Taxes

The income tax provision was $212,000 and $558,000 for the three and nine months ended September 30, 2007, respectively. For the three and nine months ended September 30, 2006, we recorded a provision for income taxes of approximately $72,000 and $333,000, respectively. The higher income tax provision for the three and nine month periods ended September 30, 2007 as compared to the same periods in 2006 primarily reflects higher foreign income during the periods in 2007 as compared to 2006.

As of September 30, 2007 and December 31, 2006, our deferred tax assets are fully offset by a valuation allowance. FASB’s Statement of Financial Accounting Standards No. 109 “Accounting for Income Taxes” (SFAS 109) provides for the recognition of deferred tax assets if realization of such assets is more likely than not. Based upon the weight of available evidence, which includes SupportSoft’s historical operating performance, reported cumulative net losses since inception and difficulty in accurately forecasting our future results, the Company provided a full valuation allowance against our net deferred tax assets. We reassess the need for our valuation allowance on a quarterly basis. If it is later determined that a portion of the valuation allowance should be reversed it will be a benefit to the income tax provision.

Effective January 1, 2007, we adopted Financial Accounting Standards Interpretation, No. 48 “Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109 “ (FIN 48). FIN 48 prescribes a recognition threshold and measurement guidance for the financial statement reporting of uncertain tax positions taken or expected to be taken in a company’s income tax return. FIN 48 also provides guidance related to derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition matters related to uncertain tax positions. FIN 48 utilizes a two-step approach for evaluating uncertain tax positions accounted for in accordance with SFAS 109. Step one, Recognition, requires a company to determine if the weight of available evidence indicates that a tax position is more likely than not to be sustained upon audit, including resolution of related appeals or litigation processes, if any. Step two, Measurement, is based on the largest amount of benefit, which is more likely than not to be realized on ultimate settlement. The cumulative effect of adopting FIN 48, if any, is recorded as an adjustment to the opening balance of retained earnings as of the adoption date.

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

Upon adoption of FIN 48, the Company’s policy to include interest and penalties related to unrecognized tax benefits within the Company’s provision for (benefit from) income taxes did not change.  At September 30, 2007, the Company had $35,000 accrued for payment of interest and penalties related to unrecognized tax benefits ($23,000 as of the adoption date of FIN 48).  For the three and nine months ended September 30, 2007, the Company recognized $4,000 and $11,000, respectively, of interest and penalties related to unrecognized tax benefits in its provision for income taxes.

As of adoption of FIN 48, the Company’s total unrecognized tax benefits were $1,867,000 of which $335,000, if recognized, would affect its effective tax rate. At September 30, 2007, the Company’s total unrecognized tax benefits were $1,958,000, of which $425,000, if recognized, would affect its effective tax rate. The Company anticipates an increase to the unrecognized tax benefits during 2007 related primarily to tax credits and certain foreign tax exposures. While the increase in the unrecognized tax benefit cannot be estimated at this time, the 2007 changes are not expected to have a material effect on the financial statements. The tax years 1997 through 2006 remain open to examination in several jurisdictions, none of which have individual significance.

Note 4. Contingencies

Legal Matters

In re SupportSoft, Inc. Securities Litigation was a consolidated complaint filed in the United Stated District Court of the Northern District of California against the Company, our former CEO and former CFO. The complaint generally alleged violations of certain federal securities laws and sought unspecified damages. On June 1, 2006 this action was certified to proceed as a class action on behalf of all persons and entities who purchased or otherwise acquired the securities of the Company from January 20, 2004 to October 1, 2004 and who were allegedly damaged thereby. In May, 2007, the parties reached an agreement in principle to settle the consolidated lawsuit. The court approved the settlement and dismissed the consolidated lawsuit with prejudice on September 28, 2007. The settlement was fully funded by insurance.

White v. Basu et al. is a derivative shareholder complaint filed in the Superior Court of the State of California for the County of San Mateo. This complaint was filed on behalf of the Company as a nominal plaintiff against certain of our directors and former directors and alleges that the director defendants harmed the Company by making or permitting the Company to make false and misleading statements between January 20, 2004 and October 1, 2004. On October 4, 2006, the court denied the defendants’ demurrer to the plaintiffs’ First Amended Complaint. Plaintiffs filed a Second Amended Complaint on October 27, 2006, which the defendants answered on November 6, 2006. In September, 2007, the parties reached an agreement in principle to settle the lawsuit. The settlement is expected to be fully funded by insurance and is subject to final approval of the court. A final approval hearing is scheduled for December, 2007. We cannot predict with certainty the outcome of the litigation, and if the settlement is not finally approved by the court, we believe we have meritorious defenses to the claims in the Second Amended Complaint.

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

We are also subject to other routine legal proceedings, as well as demands, claims and threatened litigation, that arise in the normal course of our business, including assertions that we may be infringing patents or other intellectual property rights of others. We currently believe that the ultimate amount of liability, if any, for any pending claims of any type (alone or combined) will not materially affect our financial position, results of operations or cash flows. The ultimate outcome of any litigation is uncertain, however, and either unfavorable or favorable outcomes could have a material negative impact on our financial condition and operating results. Regardless of outcome, litigation can have an adverse impact on us because of defense costs, negative publicity, diversion of management resources and other factors.

Sales Tax Contingencies

We are required to make periodic filings in the states where we are deemed to have a presence for tax purposes. We have undergone state audits in the past and have paid assessments arising from these audits. To date, such amounts have not been material. We evaluate estimated losses that could arise from similar assessments in accordance with SFAS 5. We consider such factors as the degree of probability of an unfavorable outcome and the ability to make a reasonable estimate of the amount of loss in making such evaluations.

Note 5. Subsequent Events

In the fourth quarter of 2007, we are implementing a reduction in workforce to align our cost structure with anticipated revenue. Approximately 12% of our workforce is affected by this restructuring. Currently, we expect to recognize $1.7 million to $1.9 million in restructuring costs during the fourth quarter of 2007. Actual costs may vary from this estimate. The restructuring charges will include personnel related costs as well as lease restructuring costs.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

You should read this Management’s Discussion and Analysis of Financial Condition and Results of Operations (MD&A) in conjunction with the unaudited condensed consolidated financial statements and related notes appearing in Item 1 of this report on Form 10-Q and the section entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the consolidated financial statements and related notes included in our Annual Report on Form 10-K for the year ended December 31, 2006.

You should note that this MD&A discussion contains forward-looking statements that involve risks and uncertainties. Please see Item 1A in Part II of this Quarterly Report on Form 10-Q for important information to consider when evaluating such statements.

Overview

We are a leading provider of technology problem resolution software and services. Our solutions are designed to reduce technology support costs, improve customer satisfaction and enable new revenue streams for organizations worldwide. In 2007, we expanded our offerings and now provide technology support services directly to consumers.

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

In addition to these offerings for corporate customers, we are now addressing the consumer technology support market. This offering is an extension of our traditional business and relies upon our products, technology and expertise in technology problem resolution. The new offering provides computer problem resolution for consumers over the phone and the Internet. We offer our consumer technology support services through www.support.com and through consumer-facing companies such as retailers and digital service providers.

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

Our total revenue for the three months ended September 30, 2007 was $11.3 million. Our total revenue decreased in the third quarter of 2007 by $2.1 million, or 16%, from the second quarter of 2007, and by $500,000, or 5%, from the same quarter of 2006. The sequential and year-over-year decreases in total revenue were due primarily to the decreases in license revenue, partially offset by the increases in services revenue. The decreases in license revenue were due to closing fewer large licensing transactions in the third quarter of 2007. Historically, a relatively small number of customers have accounted for a substantial portion of our license revenue. Therefore, closure of or delays in closing a few large customer transactions can result in substantial fluctuations in license revenue from quarter to quarter as was the case in the third quarter of 2007. The sequential and year-over-year increases in services revenue were due to higher demand for our implementation consulting services, and to our consumer technology support services.

During 2007, we have also begun offering consumer technology support services to consumers. We do not expect immediate returns from this initiative, but believe it can create sustainable revenue growth over time. Although we are leveraging many of our existing resources, we are making significant incremental investments in furtherance of this initiative, including investments to operate call centers and to promote our consumer offerings. We expect that these additional investments will precede any material revenue increase from our new business initiatives. As a result, we currently expect quarterly net losses from this initiative to offset cost improvements from the reduction in workforce in our traditional business for the foreseeable future. Furthermore, we expect that our net loss for the full year in 2007, will significantly exceed the net losses we incurred during fiscal 2006.

In the fourth quarter of 2007, we are implementing a reduction in workforce to align our cost structure with anticipated revenue. Approximately 12% of our workforce is affected by this restructuring. Currently, we expect to recognize $1.7 million to $1.9 million in restructuring costs during the fourth quarter of 2007; however, the actual costs have not yet been determined and could vary from this estimate. The restructuring charges will include personnel related costs as well as lease restructuring costs.

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

Revenue Recognition

We recognize revenue in accordance with generally accepted accounting principles that have been prescribed for the software industry. Revenue recognition requirements in the software industry are very complex. Our revenue recognition policy is one of our critical accounting policies because revenue is a key component of our results of operations and is based on complex rules that require us to make judgments. In applying our revenue recognition policy we must determine which portions of our revenue are recognized currently and which portions must be deferred. In order to determine current and deferred revenue, we make judgments with regard to the expected amount of future services to be performed and the appropriate fair value for those services. We also make judgments as to whether future services are essential to the functionality of other elements of the software arrangement. We do not record revenue on sales transactions when the collection of cash is in doubt at the time of sale. Rather, revenue is recognized from these transactions as cash is collected. The determination of collectibility requires significant judgment.

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

Goodwill

We assess the impairment of goodwill annually or more often if events or changes in circumstances indicate that the carrying value may not be recoverable. An impairment loss would be recognized when the sum of the discounted future net cash flows expected to result from the use of the asset and its eventual disposition is less than its carrying amount. Such impairment loss would be measured as the difference between the carrying amount of the asset and its fair value. The estimate of cash flows is based upon, among other things, certain assumptions about expected future operating performance and an appropriate discount rate determined by our management. Our estimates of discounted cash flows may differ from actual cash flows due to, among other things, economic conditions, changes to our business model or changes in operating performance. If we made different estimates, material differences may result in the write down of net long-lived and intangible assets, which would be reflected by charges to our operating results for any period presented. At September 30, 2007, we concluded our annual evaluation for impairment of goodwill and no impairment was recognized. We will continue to test for impairment during the third quarter of each year, or earlier if indicators of impairment exist.

Intangible Assets

We record purchased intangible assets at fair value. The original cost is amortized on a straight-line basis over the estimated useful life of each asset. We assess the impairment of intangible assets whenever events or changes in circumstances indicate that its carrying amount may not be recoverable. The assessment considers facts and circumstances, either internal or external, which indicate that the carrying value of the asset cannot be recovered. If and when indicators of impairment exist, we assess the need to record an impairment loss, by comparing the undiscounted net cash flows associated with related assets or group of assets over their remaining lives against their respective carrying amounts. Impairment, if any, is based on the excess of the carrying amount over the fair value of those assets.

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

RESULTS OF OPERATIONS

The following table sets forth the results of operations for the three and nine months ended September 30, 2007 and 2006 expressed as a percentage of total revenue.

	Three Months		Nine Months
	Ended		Ended
	September 30,		September 30,
	2007	2006	2007	2006
License	23%	38%	33%	32%
Services	40	29	33	30
Maintenance	37	33	34	38

Total revenue	100	100	100	100

Costs and expenses:
Cost of license	0	1	0	1
Cost of services	47	30	42	31
Cost of maintenance	6	3	5	3
Amortization of intangible assets	2	2	2	2
Research and development	21	19	20	23
Sales and marketing	61	51	66	55
General and administrative	19	23	21	25

Total Costs and Expenses	156	129	156	140

Loss from operations	(56)	(29)	(56)	(40)
Interest and other income, net	14	16	14	15

Loss before income taxes	(42)	(13)	(42)	(25)
Income tax provision	(2)	(1)	(2)	(1)

Net loss	(44)%	(14)%	(44)%	(26)%

Three and Nine Months Ended September 30, 2007 and 2006

License Revenue

	Three Months				Nine Months
	Ended				Ended
	September 30,		$	%	September 30,		$	%
In thousands, except percentages	2007	2006	Change	Change	2007	2006	Change	Change

License revenue	$2,586	$4,479	$(1,893)	(42)	$11,725	$10,013	$1,712	17

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

Historically, a relatively small number of customers have accounted for a substantial portion of our license revenue. Therefore, closure of a few large customer transactions can result in fluctuations in license revenue from period to period. The decrease in license revenue for the three months ended September 30, 2007, as compared with the same period in 2006, was due to fewer sizable license transactions with our customers.  The increase in license revenue for the nine months period ended September 30, 2007 was due primarily to expansion of license agreements with existing customers in North America and Asia/Pacific. Key transactions that we hoped to close in the third quarter of 2007 remain in our sales pipeline, and as of the filing date of this Form 10-Q, we are in the sales and negotiation process with several companies for the purchase of our products and services. Ultimate closure of these and certain other sizable license transactions prior to December 31, 2007 will have a significant influence on whether we miss, meet or exceed expectations for revenue in the fourth quarter of 2007.

Services Revenue

	Three Months				Nine Months
	Ended				Ended
	September 30,		$	%	September 30,		$	%
In thousands, except percentages	2007	2006	Change	Change	2007	2006	Change	Change

Services revenue	$4,536	$3,462	$1,074	31	$11,423	$9,106	$2,317	25

Services revenue is primarily comprised of revenue from professional services, such as consulting, hosting and training, as well as revenue from our consumer technology support services. Services revenue is generally recognized as the services are performed. The increase in services revenue for the three and nine months periods ended September 30, 2007 compared with the same periods in 2006 were due primarily to higher demand for our implementation consulting services, and to our consumer technology support services.

Maintenance Revenue

	Three Months				Nine Months
	Ended				Ended
	September 30,		$	%	September 30,		$	%
In thousands, except percentages	2007	2006	Change	Change	2007	2006	Change	Change

Maintenance revenue	$4,201	$3,917	$284	7	$12,035	$11,740	$295	3

Maintenance revenue is comprised primarily of revenue from post-contract technical support services which includes software product updates. Maintenance revenue for the three and nine months ended September 30, 2007, increased slightly over the same periods in 2006 due primarily to maintenance contract renewals and maintenance associated with new licensing contracts.

International Revenue.  Revenue from customers outside the North America accounted for approximately 24% and 21% of our total revenue for the three-month and nine-month periods ended September 30, 2007, compared with 19% and 22% for the three-month and nine-month periods ended September 30, 2006. The increase in international revenue as a percentage of total revenue in the three-month period ended September 30, 2007, as compared with the same period in the 2006 was due primarily to higher license revenue from Asia-Pacific customers and higher services revenue from EMEA customers in the third quarter of 2007. The percentage of international revenue of the total revenue for the nine months ended September 30, 2007 was relatively consistent with the comparable period in 2006.

Cost of license

	Three Months				Nine Months
	Ended				Ended
	September 30,		$	%	September 30,		$	%
In thousands, except percentages	2007	2006	Change	Change	2007	2006	Change	Change

Cost of license	$52	$119	$(67)	(56)	$141	$333	$(192)	(58)

Cost of license consists primarily of costs related to third-party royalty fees under license arrangements for technology embedded in or resold with our products. The decreases in cost of license for the three and nine months ended September 30, 2007 compared with the same periods in 2006 were due primarily to lower third-party royalties.

Cost of services

	Three Months				Nine Months
	Ended				Ended
	September 30,		$	%	September 30,		$	%
In thousands, except percentages	2007	2006	Change	Change	2007	2006	Change	Change

Cost of services	$5,279	$3,606	$1,673	46	$14,933	$9,579	$5,354	56

Cost of services consists primarily of compensation costs, travel costs, and related overhead expenses for our professional services organization, payments made to third parties for subcontracted consulting services, the cost of our call center operations for our consumer technology support offerings and third-party hosting fees. The increases for the three and nine months ended September 30, 2007 as compared to the same periods in 2006 were due primarily to:

•                 the cost of operating our call centers related to our consumer technology support offerings (there was no comparable cost in 2006);

•                 salary expense and related employees costs for additional professional services personnel; and

•                 an increase in hosting expenses.

Cost of maintenance

	Three Months				Nine Months
	Ended				Ended
	September 30,		$	%	September 30,		$	%
In thousands, except percentages	2007	2006	Change	Change	2007	2006	Change	Change

Cost of maintenance	$630	$349	$281	81	$1,929	$863	$1,066	124

Cost of maintenance consists primarily of compensation costs, travel costs, and related overhead expenses for customer support personnel. The increases in cost of maintenance for the three and nine months ended September 30, 2007 as compared with the same periods in 2006 were due primarily to increases in salary and related employee costs as a result of an increase in the number of customer support personnel.

Operating Expenses

	Three Months				Nine Months
	Ended				Ended
	September 30,		$	%	September 30,		$	%
In thousands, except percentages	2007	2006	Change	Change	2007	2006	Change	Change

Research and development	$2,366	$2,267	$99	4	$7,071	$7,125	$(54)	(1)
Sales and marketing	6,959	6,013	946	16	23,081	16,993	6,088	36
General and administrative	2,211	2,689	(478)	(18)	7,235	7,677	(442)	(6)

Research and development. Research and development costs are expensed as incurred. Research and development expense consists primarily of compensation costs, consulting expenses and related overhead costs for research and development personnel. Research and development expenses for the three and nine months ended September 30, 2007, were relatively unchanged from comparable periods in 2006.

Sales and marketing. Sales and marketing expense consists primarily of compensation costs, including salaries, sales commissions and related overhead costs for sales and marketing personnel and promotional expenses, including public relations, advertising and trade shows. The increases for the three and nine months ended September 30, 2007 as compared to the same periods in 2006 were due primarily to:

•                  salary and related expenses associated with additional sales and marketing personnel;

•                  incremental expenditures for marketing programs and advertising in connection with our consumer offerings; and

•                  in the nine months ended September 30, 2007 an increase in commissions associated with higher license revenue.

General and administrative. General and administrative expense consists primarily of compensation costs and related overhead costs for administrative personnel and professional fees for legal, accounting and other professional services. The decreases for the three months and nine months ended September 30, 2007 as compared to the same periods in 2006 were due primarily to lower salaries and related expenses.

Interest income and other, net

	Three Months				Nine Months
	Ended				Ended
	September 30,		$	%	September 30,		$	%
In thousands, except percentages	2007	2006	Change	Change	2007	2006	Change	Change

Interest income and other, net	$1,636	$1,842	$(206)	(11)	$5,019	$4,705	$314	7

Interest income and other, net decreased slightly in the three months ended September 30, 2007 as compared with the three months ended September 30, 2006 because of a one-time payment of $295,000 received in the third quarter of 2006. The payment related to the settlement of a contractual dispute. The increase for the nine months of 2007 as compared to the same period in 2006 was primarily due to an increase in interest income because of higher interest rates earned on our marketable securities.

Provision for income taxes

	Three Months				Nine Months
	Ended				Ended
	September 30,		$	%	September 30,		$	%
In thousands, except percentages	2007	2006	Change	Change	2007	2006	Change	Change

Provision for income taxes	$(212)	$(72)	$(140)	194	$(558)	$(333)	$(225)	68

The increases for the three and nine months ended September 30, 2007 as compared to the same periods in 2006 were primarily due to higher foreign income tax and withholding taxes related to international customer payments.

As of September 30, 2007, our deferred tax assets are fully offset by a valuation allowance. SFAS 109 provides for the recognition of deferred tax assets if realization of such assets is more likely than not. Based upon the weight of available evidence, which includes our historical operating performance, reported cumulative net losses since inception and difficulty in accurately forecasting our future long term results, we provided a full valuation allowance against our net deferred tax assets. We reassess the need for our valuation allowance on a quarterly basis. If it is later determined that a portion of the valuation allowance should be reversed, it will be a benefit to the income tax provision.

LIQUIDITY AND CAPITAL RESOURCES

Since our incorporation in December 1997, we have financed our operations primarily through proceeds from our initial public offering, follow-on public offering, cash flows from operations and, to a lesser extent, the private placement of our preferred and common stock, bank borrowings and capital equipment lease financing. There are many variables that impact our business plan including the levels of revenue, costs and expenses, and new capital investments. Actual cash usage could differ from these projections. During the nine months ended September 30, 2007, our cash, cash equivalents and marketable securities, in the aggregate, decreased approximately $5.7 million from $119.9 million at December 31, 2006 to $114.2 million at September 30, 2007.

Operating Activities

Net cash provided by (used in) operating activities was $(8.6) million and $453,000 for the nine months ended September 30, 2007 and 2006, respectively. Net cash used in operating activities for the nine months ended September 30, 2007 was primarily due to the net loss of $15.6 million and a decrease in deferred revenue of $5.8 million, partially offset by non-cash items of $4.8 million. Such items include depreciation, amortization, accretion of premium or discount on securities and stock-based compensation expenses.  The net loss during the period was also partially offset by a reduction in accounts receivable of $6.7 million driven by cash collections during the period.

Net cash provided by operating activities for the nine months ended September 30, 2006 was primarily due to cash collections during the period, which contributed to a reduction in accounts receivable of $10.4 million. The reduction in accounts receivable was offset by a net loss of $8.2 million, a decrease in deferred revenue of $4.4 million, and non-cash items of $2.6 million.

Our accounts receivable and deferred revenue balances fluctuate from period to period and are primarily dependent on (i) the timing of the closure of our license agreements, especially larger agreements concluded late in the period, (ii) the related invoicing and payment provisions under those agreements, (iii) the timing of maintenance renewals and related invoicing, and (iv) collections. Accounts receivable decreased to $8.4 million at September 30, 2007 from $15.1 million at December 31, 2006. The reduction of $6.7 million was due to (i) strong collections in the first three quarters of 2007, and (ii) lower license bookings in the third quarter of 2007. Accounts receivable decreased to $7.0 million at September 30, 2006, a reduction of $10.4  million from $17.4 million at December 31, 2005. The reduction of accounts receivable was due to the existence of several significant accounts receivable at December 31, 2005 and collections of much of those receivables during the first quarter of 2006.

Deferred revenue decreased $5.8 million and $4.4 million for the nine month periods ended September 30, 2007 and 2006, respectively.  The primary component of deferred revenue is deferred maintenance revenue, which represents amounts billed in advance for maintenance contracts.  Deferred maintenance is recognized ratably over the maintenance term, which is typically one year. Although there are a number of factors that could cause deferred revenue to fluctuate from quarter to quarter, we generally expect the December 31 deferred maintenance balance to be higher than at other times during the year because of seasonally strong license sales in the fourth quarter and the initial and renewal maintenance billings associated with such license sales.  In the quarters that follow December 31, the amortization of deferred maintenance will generally result in a decrease in our overall deferred revenue balance.

Investing Activities

Net cash provided by (used in) in investing activities was $10.8 million and $(7.2) million for the nine months ended September 30, 2007 and 2006, respectively. Net cash provided by investing activities for the nine months ended September 30, 2007, was due to net sales of marketable securities of $13.1 million, offset by the purchase of property and equipment of $(2.4) million, primarily computer equipment, furniture, and leasehold improvements for our new headquarters office which we began to occupy in April 2007. Net cash used in investing activities for the nine months ended September 30, 2006, was due primarily to the net purchases of marketable securities of $(6.8) million and property and equipment of $(478,000).

Financing Activities

Net cash generated by financing activities was $4.6 million for the nine months ended September 30, 2007 and $1.9 million for the nine months ended September 30, 2006. Net cash provided by financing activities in both periods was attributable to net proceeds from the exercise of stock options and the purchase of common stock under our employee stock purchase plan.

Working Capital and Capital Expenditure Requirements

At September 30, 2007, we had stockholders’ equity of $125.2 million and working capital of $110.9 million. Included as a reduction to working capital is deferred revenue of $5.8 million, which will not require cash to settle, but will be recognized as revenue in the future. We believe that our existing cash balances will be sufficient to meet our working capital requirements as well as our planned capital expenditures for at least the next 12 months.

In the near term, we plan to make substantial investments in our consumer technology support services initiative. We believe this investment is essential to creating sustainable growth in our business in the future. Because this investment will likely precede any associated revenues, we expect our working capital to decrease in the near term.

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

As of September 30, 2007, we held $22.1 million in cash and cash equivalents consisting of highly liquid investments having original maturity dates of no more than 90 days. A decline in interest rates over time would reduce our interest income from our highly liquid marketable securities. Based upon our balance of cash and cash equivalents, a decrease in interest rates of 100 basis points would cause a corresponding decrease in our annual interest income of approximately $221,000. Due to the nature of our highly liquid cash equivalents, a change in interest rates would not materially change the fair market value of our cash and cash equivalents.

As of September 30, 2007, we held $92.2 million in marketable securities, which consisted primarily of money market funds held by large institutions in the U.S. and commercial paper. Our marketable securities were primarily invested in corporate bonds, government debt securities maturing in less than eighteen months and auction-rate securities resetting in less than ninety days. The weighted average interest rate of our portfolio was approximately 4.47% at September 30, 2007. A decline in interest rates over time would reduce our interest income from our marketable securities. A decrease in interest rates of 100 basis points would cause a corresponding decrease in our annual interest income of approximately $922,000.

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

As of September 30, 2007 and as previously reported in our Annual Report on Form 10-K, as of December 31, 2006, our Chief Executive Officer and our Chief Financial Officer concluded that we disclosure controls and procedures were not effective due to a material weakness related to not appropriately quantifying the foreign currency translation gain or loss upon liquidation of a foreign subsidiary in 2006.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended September 30, 2007 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

See Note 4 Contingencies to the financial statements in Part I, Item 1 of this Quarterly Report on Form 10-Q for a description of legal proceedings.

ITEM 1A. RISK FACTORS

This report contains forward-looking statements regarding our business and expected future performance as well as assumptions underlying or relating to such statements of expectation, all of which are “forward looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934.  We are subject to many risks and uncertainties that may materially affect our business and future performance and cause those forward-looking statements to be inaccurate. All statements in this report, other than statements that are purely historical, are forward-looking statements. Words such as “expects,” “anticipates,” “intends,” “plans,” “believes,” “forecasts,” “estimates,” “seeks,” “may result in,” “continue to,” and similar expressions often identify forward-looking statements. In this report, forward-looking statements include, without limitation, the following:

•                  our expectations and beliefs regarding future conduct and growth of the business;

•                  anticipated impact on our business from our consumer technology support initiative from both revenue and expense perspectives;

•                  our expectations regarding our collaboration with consumer technology support partners and the anticipated timing of revenue from these relationships;

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

•                  the expected cost and impact on our business of a reduction in our workforce;

•                  the assumptions underlying our Critical Accounting Policies and Estimates, including our assumptions regarding revenue recognition; assumptions used to estimate the fair value of share-based compensation; assumptions regarding the impairment of goodwill and intangible assets; and expected accounting for income taxes; and

•                  the expected effects of the adoption of new accounting standards.

An investment in our stock involves risk, and we caution investors that forward-looking statements are only predictions based on our current expectations about future events and are not guarantees of future performance. We encourage you to read carefully all information provided in this report and in our other filings with the SEC before deciding to invest in our stock or to maintain or change your investment. Forward-looking statements are based on information as of the filing date of this report, and we undertake no obligation to publicly revise or update any forward-looking statement for any reason.

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

We were not profitable in 2006 or in the first three quarters of 2007 and will continue to sustain a loss in the foreseeable future.

We were not profitable in 2006 or in the first three quarters of 2007. In addition, we intend to make significant investments in support of our business in 2007 and we expect to continue to sustain losses in 2007 and subsequent periods.  If we fail to achieve revenue growth as a result of these additional investments or if such revenue growth does not result in our achieving profitability, the market price of our common stock will likely decline.  A sustained period of losses would also result in an increased usage of cash to fund our operating activities and a corresponding reduction in our cash balance.

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

•                  our collaboration with consumer technology support partners and the anticipated timing of revenue from these partnerships;

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

From time to time, we provide guidance related to our future financial performance. In addition, financial analysts publish their own expectations of our future financial performance. Because our quarterly revenue and our operating results fluctuate, future financial performance is difficult to predict. In the past, including the third quarter of 2007, we have failed to meet our guidance. As it did following the announcement of our third quarter results, future downward adjustments of our guidance or the failure to meet our guidance or the expectations of research analysts would cause the market price of our common stock to decline.

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

A small number of customers have historically accounted for, and may in future periods account for, substantial portions of our revenue. For the quarter ended September 30, 2007, one customer accounted for 21% of our total revenue for the quarter. Transaction structures that involve ratable revenue recognition and our consumer offerings, which typically involve payment on a per transaction basis, could reduce our dependence on large transactions with a small number of customers.   However, these transaction structures account for a small portion of our revenue, and in the near term, we are likely to continue to derive a significant portion of our revenue from large transactions with a limited number of customers. Therefore, our revenue could decline because of the loss or delay of a single customer order. Additionally, we may not obtain new customers. The failure to obtain significant new customers, particularly customers that purchase perpetual licenses with up-front payments, the loss or delay of significant customer orders or the failure of existing customers to pay ongoing fees when due would harm our operating results.

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

If our revenue from our international operations does not exceed the expense of establishing and maintaining international operations, our business could suffer.

For the years ended December 31, 2004, 2005, 2006 and the nine-month period ended September 30, 2007, international revenue was 11%, 21%, 23% and 21% of total revenue, respectively. We have limited experience in international operations and may not be able to compete effectively in international markets or effectively manage our operations in various countries. If we do not generate enough revenue from international operations to offset the expense of these operations, our operating results could suffer. Risks we face in conducting business internationally include:

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

Clients that license our software typically engage our professional services organization to assist with installation and implementation of our software and related consulting services. Revenue from professional services represented a substantial portion of our total revenue for the quarter ended September 30, 2007. Although significant improvement occurred in the third quarter, our professional services business did not operate in a profitable manner for the nine months ended September 30, 2007. We are planning to improve the financial performance of this organization; however, no assurance can be given that these plans will be successful. We have generally billed our customers for professional services on a time and material basis, using an agreed upon daily rate. However, customers have increasingly requested various contract structures, including milestone-based contracts and contracts for a fixed total fee. If unanticipated factors in a project are encountered, we may be subject to monetary and other significant penalties, and the profitably of our professional services business would decline further. Furthermore, an estimated loss on a contract is generally required to be recorded in the period in which a loss becomes evident. Recording a loss on a services contract could have a material adverse effect on our operating results for the period in which the loss was recorded.

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

Our failure to establish and expand successful third-party alliances would harm our operating results.

Our consumer offerings require us to establish and maintain relationships with third parties who will direct consumers to us and provide technology support services to consumers based on our technology, as well as with third parties to whom we outsource our call center services. Failure to establish or maintain these relationships on acceptable terms or at all could materially and adversely affect the success of this initiative.  In addition, there is the risk that, once established, these alliances may take longer than we expect to produce revenue or may not produce revenue at all.  Such risks could significantly harm our operating results.

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

The integration of new management and the loss of key personnel may affect our ability to achieve our business goals.

Our success depends on the skills, experience and performance of our senior management, engineering, sales, marketing and other key personnel. Many members of senior management have been appointed within the last 18 months.  Our success will depend to a significant extent on the ability of these executives to function effectively in their new roles and to work together successfully. If these executives do not function and work together successfully, or if we lose the services of one or more of our executives or key employees, our business could be harmed. In addition, we are implementing a reduction in our workforce. Reductions in our workforce could make it difficult to motivate and retain remaining employees or attract needed new employees, and could also affect our ability to deliver products and services in a timely fashion.

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

We have evaluated our “disclosure controls and procedures” as such term is defined in Rule 13a-15(e) under the Exchange Act as of September 30, 2007, as well as our internal control over financial reporting as required by Section 404 of the Sarbanes-Oxley Act of 2002 as of December 31, 2006. Our independent registered public accounting firm has performed a similar evaluation of our internal control over financial reporting as of December 31, 2006. Effective controls are necessary for us to provide reliable financial reports and effectively prevent fraud. If we cannot provide reliable financial reports or prevent fraud, our operating results would be harmed. For the periods ended September 30, 2007 and December 31, 2006, we concluded that we had a material weakness in our internal control over financial reporting, as further described in Item 4 of Part I of this Quarterly Report, and Item 9A of Part II on Form 10-K, Control and Procedures. Our independent registered public accounting firm reached the same conclusion. In the first quarter of 2007, we implemented corrective actions that we believe will remediate this material weakness. We are monitoring the effectiveness of these controls.  However, we cannot be certain that these measures will ultimately be effective in remediating the material weakness. If these actions are not successful in addressing this material weakness or if other weaknesses are identified, our ability to report our financial results on a timely and accurate basis may be adversely affected. In addition, if we cannot establish effective internal control over financial reporting and disclosure controls and procedures, investors may lose confidence in our reported financial information, which could cause the market price of our common stock to decline.

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

Our software contains features that allow our customers and our consumer technology support technicians to control, monitor or collect information from computers running the software. Federal, state and foreign government bodies and agencies, however, have adopted or are considering adopting laws and regulations regarding the collection, use and disclosure of personal information obtained from consumers and individuals. Liability for violation of, costs of compliance with, and other burdens imposed by such laws and regulations may limit the use and adoption of our solutions and reduce overall demand for them. Even the perception of privacy concerns, whether or not valid, may inhibit adoption of our solutions. In addition, we may face claims about invasion of privacy or inappropriate disclosure, use, storage, or loss of this information. Any imposition of liability could harm our reputation, cause us to lose customers and cause our operating results to suffer.

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

None

ITEM 6.	EXHIBITS

Exhibits.

31.1 Chief Executive Officer Section 302 Certification

31.2 Chief Financial Officer Section 302 Certification

32.1(1) Statement of the Chief Executive Officer under 18 U.S.C. § 1350(1)

32.2(1) Statement of the Chief Financial Officer under 18 U.S.C. § 1350(1)

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

November 02, 2007

SUPPORTSOFT, INC.

	By:	/s/ KEN OWYANG
Ken Owyang
Chief Financial Officer and
Senior Vice President of Finance and
Administration
(Principal Financial Officer, Chief Accounting
Officer and Duly Authorized Signatory)

EXHIBIT INDEX TO SUPPORTSOFT, INC.

QUARTERLY REPORT ON FORM 10-Q

FOR THE QUARTER ENDED September 30, 2007

31.1	Chief Executive Officer Section 302 Certification
31.2	Chief Financial Officer Section 302 Certification
32.1(1)	Statement of the Chief Executive Officer under 18 U.S.C. § 1350(1)
32.2(1)	Statement of the Chief Financial Officer under 18 U.S.C. § 1350(1)

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