Form 10-K
period 2007-12-31
SUPPORTSOFT INC
filed 2008-03-13
CIK 1104855

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended December 31, 2007
OR
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Transition Period from to

Commission File No. 000-30901

SUPPORTSOFT, INC.
(Exact Name of Registrant as Specified in Its Charter)

Delaware (State or Other Jurisdiction of Incorporation or Organization)	94-3282005 (I.R.S. Employer Identification No.)
1900 Seaport Boulevard, 3rd Floor, Redwood City, CA (Address of Registrant's Principal Executive Offices)	94063 (Zip Code)

Registrant's telephone number including area code: (650) 556-9440

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock, $.0001 par value	The NASDAQ Stock Market LLC

Securities registered pursuant to Section 12(g) of the Act: NONE

         Indicate by check mark if registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐    No ☒

         Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐    No ☒

         Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

         Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

         Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of "large accelerated filer," "accelerated filer," and "smaller reporting company" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

         Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒

         The aggregate market value of the registrant's common stock, $.0001 par value, held by non-affiliates of the registrant was approximately $250,510,773 based upon the closing price of $5.46 per share as of June 30, 2007. Shares of common stock held by each executive officer, director, and stockholders known by the registrant to own 10% or more of the outstanding stock based on Schedule 13G filings and other information known to us, have been excluded since such persons may be deemed affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

         As of February 29, 2008, there were 46,268,888 shares of the registrant's common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

         Part III, Items 10 (as to directors, section 16(a) beneficial ownership and audit committee and audit committee financial expert), 11, 12 (as to beneficial ownership), 13 and 14 incorporate by reference information from the registrant's definitive proxy statement (the "Proxy Statement") to be mailed to stockholders in connection with the solicitations of proxies for its 2008 annual meeting of stockholders scheduled to be held on May 21, 2008. Except as expressly incorporated by reference, the registrant's Proxy Statement shall not be deemed to be part of this report.

SUPPORTSOFT, INC.

FORM 10-K

FOR FISCAL YEAR ENDED DECEMBER 31, 2007

TABLE OF CONTENTS

This Annual Report on Form 10-K contains forward-looking statements that involve risks and uncertainties. Please see the section entitled "Forward-Looking Statements and Risk Factors" in Item 1A of this Report for important information to consider when evaluating these statements.

PART I

ITEM 1.    BUSINESS.

Overview

        SupportSoft provides software and services designed to make technology work. Advances in computer processing power, data transmission speeds, wireless communications and other areas of technology have the potential to enable and enrich daily life. Too often, however, technology proves frustrating to all but the most expert users. SupportSoft's mission is to bridge this gap, and to enable technology to fulfill its promise.

        In January 2008, we reorganized the company and began operating our business in two segments, consumer and enterprise. We also appointed an executive vice president to lead each of the business units. Our consumer segment is a technology-enabled services business launched in 2007 to provide consumers with relief from frustrating technology problems. Our enterprise segment consists of our traditional business in which we license technical support software to telecommunications and cable companies (digital service providers) and corporate IT departments.

        In our consumer segment, we provide premium technology support to consumers over the phone and the internet for a fee. We offer our services to consumers through retailers, digital service providers and other companies who provide technology products and services to consumers. We also provide our services directly to consumers through www.support.com. Our new consumer offerings grow out of our traditional products, technology and expertise but address a new market with a new business model.

        Our enterprise customers use our software to resolve technical problems for their customers efficiently and effectively, thereby improving customer satisfaction and reducing support costs. Digital service providers use our products to automate the installation, activation and verification of broadband services, to reduce the cost and improve the quality of technical support, and to enable the remote management of devices located at customer premises. Corporate IT departments and IT outsourcing firms use our software to improve the cost-effectiveness and efficiency of their support through an integrated portfolio of proactive service, self service and assisted service products.

Industry Background

        Technology has become a fundamental part of everyday life. Devices such as personal computers, cellular phones, personal digital assistants, digital cameras and wireless routers, and digital services such as high speed data, video over DSL (IPTV) and voice over Internet Protocol (VoIP), are increasingly common. As technology has become more prevalent, technology problems, whether with individual devices or systems incorporating multiple devices, have proliferated. As a result, the need for efficient and effective technology support has become pressing.

        For digital service providers, the availability of high speed data, IPTV and VoIP services, often referred to as "triple play," has changed the competitive dynamics worldwide. The change in the competitive landscape that triple play has wrought causes digital service providers to offer a broader and more complex range of services. With these services have come a growing number of technology problems for subscribers, which we believe digital service providers must address efficiently and effectively to succeed in the marketplace.

        Inside businesses, IT departments are tasked with managing, supporting and servicing an expanding array of technologies used by employees. This challenge, combined with a redefinition of the workplace to include the office, the home and any point between, has made keeping the enterprise secure from virus attacks, maintaining business critical applications and responding to end-user requests for assistance an increasingly difficult and expensive task.

        The traditional approach to addressing these challenges relies upon call centers and help desks resolving problems in a largely manual fashion. This approach has often proven inadequate for consumers, who require an increasing amount of assistance to help them manage the technology that now pervades their lives. This approach to meeting technical support needs has also been ineffective for many organizations, given its costly and time-intensive nature.

Strategy

        SupportSoft provides software and services designed to make technology work. Our strategy includes the following goals:

  Expand Revenues in Consumer Segment

        We launched our consumer business in 2007, building on the offerings and market knowledge we developed in our traditional enterprise business. We sought to establish the business in two primary ways: by developing alliances with other companies through which our offerings could reach consumers, and by establishing a direct-to-consumer business under the support.com brand. In 2008, our goal is to develop these existing alliances, increase revenue from them and add new alliances for our consumer offerings. We also plan to continue to invest in support.com in an effort to drive steady improvements in our direct-to-consumer business.

  Operate Enterprise Segment in a Profitable Manner

        During 2008, our principal goal in the enterprise segment is to operate in a profitable fashion on a non-GAAP basis (exclusive of stock-based compensation expenses, restructuring charges and amortization/write offs of intangible assets). The key elements of our strategy to achieve this goal are cost reductions, increasing satisfaction of existing customers, and obtaining new customers. With respect to cost reductions, we completed a reduction in force in the fourth quarter of 2007 that will lower expenses in this segment, and we expect to maintain the reduced spending level unless and until this segment experiences substantial growth. With respect to customer satisfaction, we are operating with a series of tailored account plans designed to enable our customers to achieve maximum value from their investment in our products. With respect to new customers, we have targeted initiatives in specific market areas designed to expand our customer base.

  Expand Consumer Service Delivery Capability

        We launched our consumer business with a limited number of outsourced customer support agents. In 2007, we increased the number of agents throughout the year and are continuing to do so in 2008. We are now supplementing outsourced agents with agents who are Supportsoft employees. Because our technology support services are delivered remotely, by telephone and over the internet, our customer support agents can be geographically distributed and can work from home offices, as well as physical call centers.

  Differentiate Consumer Offerings Through Technology

        In the consumer segment, our research and development activities are focused on technology that increases the efficiency and improves the effectiveness of service delivery. To date, these activities have been focused on the Service Delivery Management System, a platform for multi-channel sale and delivery of premium technology support, and the Solutions Toolkit, an integrated set of tools for sale and delivery of technology support services. We believe that this technology, in conjunction with our service delivery capabilities and marketing and merchandising programs, will yield differentiated offerings and create competitive advantage for us. As a result, we expect to continue to invest in consumer research and development activity in these and other areas in 2008.

  Enhance Digital Service Provider Solutions

        The triple play of high speed data, IPTV and VoIP services has changed the dynamics of the digital service market worldwide. We believe that service providers are looking for proven solutions which can enable them to deal with the complexities of installation, activation, verification, management and on-going support of these services for new and existing subscribers. We are focused on enhancing our existing products and developing new products to help digital service providers address the key challenges related to supporting these new services. We intend these products to be easy to deploy, use and manage, and expect some of them to be offered on a hosted basis.

  Enhance Solutions for Corporate IT Departments

        As corporate IT departments and IT outsourcers face the ever increasing complexities of supporting remote and mobile workforces with a wide variety of new technologies, our proven solutions can both reduce cost and improve effectiveness through automation. We are enhancing our existing products and developing new products to help corporate IT departments and IT outsourcers address key challenges in supporting their customers. We intend these products to be easy to deploy, use and manage, and expect some of them to be offered on a hosted basis.

  Consumer Services

        We currently offer premium technology support through channel relationships with retailers, digital service providers and other companies and directly through support.com. We offer these services through two North American call centers, as well as through home-based agents. Key features of our services are the following: (1) our services are provided remotely, with technical experts available over the phone and the Internet; (2) our services leverage our proprietary technology; and (3) our services leverage our extensive knowledge base of solving technology problems for digital service providers and corporate IT departments. Service offerings include:

        Premium Protection.    Our Protection and Performance service installs, updates, and configures a user's virus scan and operating system software to maximize data security. Additionally, the service improves performance of a user's computer by removing unnecessary applications. An advanced version of this service also installs and configures parental controls and creates a user profile that restricts internet and application access, as specified by the customer.

        Comprehensive Problem Resolution.    Our Comprehensive Problem Resolution service is designed to assist consumers with a wide range of computer-related problems. Our agents use our technology to remotely identify, diagnose and resolve technical problems and to answer questions that customers have about their computers and related devices.

        System TuneUp.    Our System TuneUp service is designed to enhance the performance of computers. Our agents use our technology to remotely perform various tasks such as optimizing computer settings, removing unnecessary programs and content, and re-organizing and compacting computer hard disk contents. This results in faster computer processes including computer start-up and shut-down, loading of programs and internet browsing as well as increased disk space.

        Virus and Spyware Removal.    Our Virus and Spyware Removal service is designed to eradicate malicious software that may impact computer performance and threaten the consumer's data. Our agents use technology to remotely scan, identify and remove viruses and spyware and offer suggestions for continued protection.

        Security Audit.    Our Security Audit service is designed to protect a computer from hackers and malicious software. Our agents use our technology to remotely perform various tasks such as configuring Internet firewalls, closing security holes in the operating system, and verifying that antivirus and anti-spyware software is installed and current.

        Network Set-Up and Troubleshooting.    Our Network Set-Up and Troubleshooting service is designed to help consumers set up a wireless network in their home. Our agents assist consumers to configure, connect and establish secure connections between your PC and home wireless network. In addition our agents will diagnose and solve problems consumers are having with their current wireless home network.

        Wireless Security Set-Up.    Our Wireless Security Set-Up service is designed to help consumers keep their wireless networks safe. Our agents establish a secure connection between the computer and wireless router and upgrade a consumer's network security to the latest settings available.

        Printer Set-Up and Troubleshooting.    Our Printer Set-Up and Troubleshooting service is designed to help consumers get their printers working. Our agents will assist consumers to set up their printer, share it across a home network and keep it updated with the latest drivers.

        Digital Camera Training and Set-Up.    Our Digital Camera Training and Setup service is designed to help consumers connect, manage and share digital photos. Our agents assist consumers with installing and configuring digital camera, photo management and photo editing software. Our agents also train consumers how to transfer digital photos from their camera to their computer, share pictures over the Internet and obtain prints from online photo processing services.

        MP3 Player Training and Set-Up.    Our MP3 Player Training and Setup service helps consumers learn how to transfer, download and organize digital music and audio books. Our agents assist consumers with installing and configuring software to connect an MP3 player to a computer, download music from an Internet music site, copy music from a CD to a computer, and organize music.

        Google Apps Set-Up and Migration.    Our Google Apps Set-Up Service is designed to help small businesses start to use Google Apps for email, calendaring, document management and collaboration. Our agents assist in Google Apps configuration, set up user accounts, and perform the web domain and service migration. Our Google Apps Migration Service is designed to migrate email, calendar and contact list information to Google Apps. In addition our agents will show users how to upload and manage their documents within Google Apps.

  Enterprise Products

        For enterprise customers, we offer a number of products suitable for both digital service providers and corporate IT departments. We also offer certain products targeted specifically at digital service providers' needs. Products that are suitable for both for digital service providers and corporate IT departments include the following:

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

          Knowledge Center.    Knowledge Center is designed to automate the real-time creation, publication and management of knowledge-based content for technology problem resolution. Users can benefit from Knowledge Center solutions through their ability to quickly access personalized, self-service answers online, including access to automated "one-click-fixes." Analysts can benefit from Knowledge Center software through functionality that allows them to access a rich repository of knowledge to speed problem resolution, including both structured and unstructured data. Knowledge Center content can be used to create consumer or employee facing self-service portals and/or call center or help desk facing content.

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

        Intelligent Assistance Suite.    Intelligent Assistance Suite is an integrated set of products designed to provide technical support representatives with a full set of capabilities to speed problem resolution. The Intelligent Assistance Suite includes the RemoteAssist, LiveAssist, EmailAssist, AnalystAssist and Knowledge Center products described herein.

          RemoteAssist.    RemoteAssist is designed to enable analysts to remotely take control of a user's computer to speed problem resolution. By remotely managing and controlling a device, an analyst can diagnose problems in detail. This may include identifying whether the problem is at the application, hardware or operating system level, determining the necessary action to resolve the problem and implementing the resolution. No complex software installation or re-boot of the computer is typically required and a complete audit trail of all remote sessions is retained to expedite resolution should the problem be encountered again.

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

          Knowledge Center is described above under Self-Service Suite.

        Products targeted specifically at digital service providers include:

        SmartAccess.    SmartAccess enables broadband providers to add new subscribers quickly and activate additional services in a seamless and automated manner, through self-installation or technician-directed installation. SmartAccess qualifies the subscriber's computer for broadband services, integrates with back-end billing and provisioning systems to activate services, automatically configures modems and residential gateway devices in the subscriber's home, and installs and configures all necessary software on the subscriber's computer.

        ServiceGateway.    ServiceGateway leverages recent DSL industry standards to enable "zero-touch" provisioning of DSL devices and services without the need for manual steps. ServiceGateway also provides DSL providers with the capability to conduct mass configuration changes and firmware updates to existing devices, as needed to activate and support new triple play IP services.

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

Enterprise Implementation Services

        In our enterprise segment, our Global Services organization provides best practice solutions tailored to support our customers in maximizing value from our products. Our services capabilities are divided into five core areas with the goal of guiding the customer through a successful deployment:

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

  •
  Strategic Services.  Educates customers on "best practices" for supporting and servicing users and moving from traditional support processes to more automated approaches.

Sales and Marketing

        For our consumer offerings, we have a business development organization that establishes and manages relationships with partners through whom we make our consumer offerings available. Our direct customer acquisition program is currently focused on online marketing and radio, as well as public relations activities.

        For our enterprise offerings, we maintain a sales organization to reach digital service providers and corporate IT departments. Our sales organization is managed geographically in two regions: the Americas and International. Within regions, some sales representatives sell specifically to digital service providers, some to corporate IT departments, and some to both. The enterprise marketing organization works closely with the sales organization to create programs which build awareness of our solutions. The marketing organization uses a range of programs to build market awareness, including relationships with industry analysts, email and relationship marketing programs, business and trade press tours, and participation in industry-specific trade shows.

Alliances

        We have formed relationships with consumer-facing companies in order to expand the reach of our consumer offerings. These relationships include retailers, digital service providers and other companies in the U.S. and Europe. Generally, these relationships are of two types: white label alliances, where we offer our services under another brand, and referral alliances, where we offer services under the support.com brand. We have also entered into certain relationships where we license software to other parties for use in delivery of premium technology support.

        In our enterprise unit, we work closely with Customer-Premises Equipment (CPE) manufacturers and maintain an interoperability laboratory to test their hardware products against standards developed by the DSL Forum. Certain of these firms resell our products to digital service providers. We have also formed relationships with IT outsourcers that represent a customer base as well as a delivery option for our products.

Customers

        Representative digital service providers who have purchased our products and services include: Belgacom, BellSouth, Bharti, Casema, Carphone Warehouse (Talk Talk), Charter, Comcast, Cox, Essent Kabelcom, FastWeb, KPN, Ono, Portugal Telecom, Qwest, TDC Kabel, TDC Solutions, TDC Switzerland, TeliaSonera, Time Warner Cable, UPC Broadband, Verizon, and other service providers worldwide. Representative companies that have licensed SupportSoft software for corporate IT operations and customer support requirements include: ADP, Bank of America, BT, Dell, Lockheed Martin, Microsoft, Northrop Grumman, Sony Electronics, Symantec, Thomson Financial and Trend Micro. Representative IT outsourcers that have purchased our products to provide outsourced services to enterprises include: CGI, CSC, CompuCom and EDS.

Technology, Research and Development

        Our enterprise software provides self-healing capabilities designed to identify, diagnose and correct potential problems prior to their impact on the user. If a user does require assistance, our products are designed to provide an integrated approach to escalating the problem to either self-service web-based portals or to analysts who use our products to deliver the appropriate resolution to the problem. Many of our products have been architected to function on a common software platform which is based on a set of patented technologies.

        Our enterprise technology is designed to enable our products to be extended and easily adapt to, and integrate with, varying software environments. Our solutions support a high degree of scalability using industry standard web server infrastructure and datacenter practices such as load balancing, clustering and data partitioning. Many of our products are web-based and provide similar functionality on a variety of web servers, application servers, operating systems and databases. The product architecture has been used in implementations that scale to several million endpoints. Common services such as user and group management, user-based security, user interface navigation, database access, extensible markup language handling, reporting and integration are shared by many of our products, allowing for faster product development.

        We apply many of the same core technologies across our enterprise business and our consumer business. The consumer business operates primarily on a hosted software platform. In some cases, client software is also downloaded to the consumer's machine. Additional core technologies and automated capabilities have been developed in our Solutions Toolkit to solve specific technology problems that consumers typically face and to aid in the sale of premium technology support. In addition, through our Service Delivery Management System, we provide a platform for multi-channel sale and delivery of premium technology support.

        We devote substantial resources to research and development. Research and development expense was $9.4 million in 2007, $9.2 million in 2006 and $11.2 million in 2005.

Intellectual Property

        As of December 31, 2007, we had eight patents in the United States. We also hold patents in China, Singapore and Israel and have a number of patent applications pending in other foreign jurisdictions. We may or may not seek additional patents in the future. We do not know if our current patent applications or any future patent application will result in a patent being issued with the scope of the claims we seek, if at all. Also, we do not know whether any patents we have or may receive will be challenged or invalidated. It is difficult to monitor unauthorized use of technology, particularly in foreign countries where the laws may not protect our proprietary rights as fully as in the United States, and our competitors may develop technology that competes with ours but nevertheless does not infringe our intellectual property rights.

        We maintain a number of trademarks and service marks associated with our business.

        We rely on a combination of copyright, trade secret, trademark and contractual protection to establish and protect our proprietary rights that are not protected by patent. We also enter into confidentiality agreements with our employees and consultants involved in product development. We generally require our employees, customers and potential business partners to enter into confidentiality agreements before we will disclose any sensitive aspects of our business. Also, we generally require employees and contractors to agree to assign and surrender to us any proprietary information, inventions or other intellectual property they generate or come to possess while working for us. These precautions may not prevent misappropriation or infringement of our intellectual property.

Competition

        We compete in markets that are highly competitive, subject to rapid change and significantly affected by new product introductions and other market activities of industry participants. Although we do not believe there is one principal competitor for all aspects of our offerings, we do compete with a number of other vendors.

        In our consumer segment, competitors include electronics retailers that offer premium technology support, companies that offer online technology support and local computer repair shops. Principal competitive factors in this market include breadth and depth of service offerings; quality of the consumer experience; pricing; brand recognition; and relationships with industry participants. Certain of our competitors in this market have longer operating histories, significantly greater financial, technical and other resources, stronger strategic alliances or greater name recognition than we have. We expect new competitors to enter the market given its relatively early stage.

        Companies we encounter in competing for enterprise customers include a broad range of publicly-traded and privately-held companies. In our digital service provider business, we compete with Motive, NGB, Fine Point Technologies, 2Wire, Alcatel, Motorola and Siemens. In our corporate IT business, our principal competition comes from companies such as ATG, BMC, CA, eGain, Hewlett Packard, Talisma, Kana, Knova and RightNow. In addition, we anticipate increased competition from hosted offerings from companies like Citrix. We also expect that internally developed applications will continue to be a significant source of competition in the foreseeable future. We believe that the principal competitive factors for our enterprise offerings include the following:

  •
  Breadth and depth of product functionality;

  •
  Demonstrated customer success and return on investment;

  •
  Scalability of platform and integrated architecture;

  •
  Quality, performance and reputation of solutions;

  •
  Pricing;

  •
  Implementation services and support; and

  •
  Product innovation.

        The markets for our products are still rapidly evolving, and we may not be able to compete successfully against current and potential competitors. Our ability to expand our business will depend on our ability to maintain our technological competitiveness, introduce timely enhanced products to meet growing support needs, and deliver on-going value to our customers. Our potential competitors may have longer operating histories, significantly greater financial, technical and other resources, stronger strategic alliances or greater name recognition than we have. Competition in our markets could reduce our market share or require us to reduce the price of products and services, which could harm our business, financial condition and operating results.

Employees

        As of December 31, 2007, we had 277 full-time employees and 19 contractors for total full-time equivalent headcount of 296. None of our employees are covered by collective bargaining agreements. We believe our relations with our employees are good.

Executive Officers

        Our executive officers and their ages as of March 10, 2008 are:

Name	Age	Position
Joshua Pickus	46	President and Chief Executive Officer
Richard Mandeberg	54	Executive Vice President, Consumer Solutions Group
Anthony Rodio	42	Executive Vice President, Operations
Michael Sayer	56	Executive Vice President, Enterprise Solutions Group
Shelly Schaffer	44	Executive Vice President, Finance
Ken Owyang	44	Chief Financial Officer, and Senior Vice President of Finance and Administration

        Joshua Pickus.    Mr. Pickus has served as President, Chief Executive Officer and as a director of SupportSoft since April 2006. Mr. Pickus served as Senior Vice President and General Manager of the Clarity Division of Computer Associates from August 2005 until April 2006. From November 1999 until

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

        Richard Mandeberg.    Mr. Mandeberg has served as Executive Vice President, Consumer Group since January 2008. Mr. Mandeberg previously served as our Senior Vice President of Consumer Business Development from December 2006 to January 2008. From September 2005 to December of 2006, Mr. Mandeberg was Executive Director of Market Development at the Consumer Branded Division of Seagate Technology. From January 2003 until September 2005, Mr. Mandeberg held various executive positions including Chief Executive Officer at Mirra, a consumer storage appliance product company, before its acquisition by Seagate. Prior to Mirra, Mr. Mandeberg was Chief Executive Officer of IQ Commerce, an online marketing and consumer services software company. Mr. Mandeberg holds a Bachelor of Arts degree in Film and Computer Imaging from the University of Michigan.

        Anthony Rodio.    Mr. Rodio has served as Executive Vice President, Operations since January 2008. Mr. Rodio previously served as our Chief Marketing Officer from September 2006 to January 2008. Mr. Rodio was Vice President of Product Management at SideStep, an online travel company, from June 2005 to August 2006. From April 2004 to March of 2005, Mr. Rodio was Vice President of Marketing at StubHub, a secondary ticketing company. From January 2001 to April 2004, Mr. Rodio served as Senior Director Brand and Communications of the MSN division of Microsoft. Earlier in his career, Mr. Rodio held marketing positions at Amazon.com and Procter & Gamble. Mr. Rodio holds a Bachelor of Science from the University of Oregon, a Master of Science from Portland State University and a Master of Business Administration from the Olin School of Business at Washington University in St. Louis.

        Michael Sayer.    Mr. Sayer has served as Executive Vice President, Enterprise Group since January 2008. Mr. Sayer previously served as our Senior Vice President of Worldwide Sales from May 2006 to January 2008. Mr. Sayer served as Vice President of Worldwide Sales of the Clarity Division of Computer Associates from August 2005 until April 2006. From August 2003 until August 2005, Mr. Sayer was Executive Vice President of Worldwide Sales of Niku Corporation, an IT governance software company. From November 1999 to April 2003, Mr. Sayer served as the Chief Executive Officer of Hipbone Corporation, an enterprise software company. Earlier in his career, Mr. Sayer established Remedy Corporation's European sales operations. Mr. Sayer holds a Bachelor of Science in Industrial Engineering from the University of Herfordshire in the United Kingdom.

        Shelly Schaffer.    Ms. Schaffer has served as Executive Vice President, Finance since February 2008 and assumed the role of Chief Financial Officer immediately upon the filing of this Annual Report on Form 10-K. Ms. Schaffer was Vice President, Corporate Operations Finance at Yahoo! from January 2007 until February 2008. From September 2003 to December 2006, Ms. Schaffer served as an executive at Mercury Interactive in a number of finance roles including Vice President of Strategic Finance and Treasury and Vice President of Financial Planning and Analysis. Previously, Ms. Schaffer held senior finance roles spanning over a decade with The Coca Cola Company, Nestle Beverage Company, and Cosine Communications, a telecommunications equipment supplier. Ms. Schaffer graduated from the University of South Florida earning an MBA and received a Bachelors of Science in Mathematics and Economics from Florida Southern College.

        Ken Owyang.    Mr. Owyang served as Chief Financial Officer and Senior Vice President of Finance and Administration since March 2006 through the filing of this Annual Report on Form 10-K. Mr. Owyang served as Interim Chief Financial Officer from January to March 2006, and as Vice President of Finance of SupportSoft from November 2004 to January 2006. Mr. Owyang provided consulting services to SupportSoft from April 2004 to November 2004. From May 2003 until April 2004, he was an independent financial consultant to private and public companies. From November 1997 until February 2002, Mr. Owyang was employed by Marimba, an enterprise software company, initially as Controller and then as Chief Financial Officer beginning in June 2000. Mr. Owyang holds a B.A. in Business Administration and Accounting from San Francisco State University.

SEC Filings and Other Available Information

        We were incorporated in Delaware in December, 1997. We file reports with the Securities and Exchange Commission (SEC), including without limitation annual reports on Form 10-K, quarterly reports on Form 10-Q and current reports on Form 8-K filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934. The public may read and copy any materials we file with the SEC at the SEC's Public Reference Room at 100 F Street, N.E., Washington, DC 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at (202) 551-8090. In addition, we are an electronic filer. The SEC maintains an Internet site that contains reports, proxy and information statements, and other information regarding issuers, including us, that file electronically with the SEC at the website address located at http://www.sec.gov.

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

SupportSoft, Inc.
Investor Relations
1900 Seaport Boulevard, 3rd Floor
Redwood City, CA 94063

www.supportsoft.com

ITEM 1A.    RISK FACTORS.

Forward-Looking Statements and Risk Factors

        This report contains forward-looking statements regarding our business and expected future performance as well as assumptions underlying or relating to such statements of expectation, all of which are "forward looking statements" within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. We are subject to many risks and uncertainties that may materially affect our business and future performance and cause those forward-looking statements to be inaccurate. Words such as "expects," "anticipates," "intends," "plans," "believes," "forecasts," "estimates," "seeks," "may result in," "focused on," "continue to," and similar expressions often identify forward-looking statements. In this report, forward-looking statements include, without limitation, the following:

  •
  our expectations and beliefs regarding future conduct and growth of the business;

  •
  anticipated impact of our consumer business on both revenue and expenses;

  •
  our expectations regarding our collaboration with premium technology support partners and the anticipated timing of any revenue from these relationships;

  •
  our plans to expand the number of our customer support agents and to make such agents home-based;

  •
  our beliefs and expectations regarding the introduction of new products and related services and features;

  •
  our assessments and expectations surrounding profitability of our enterprise business;

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

We have not been profitable and may not achieve profitability in future periods.

        We were not profitable in 2007. In addition, we intend to make significant investments in support of our business in 2008 and we expect to continue to sustain losses in 2008 and possibly subsequent periods. If we fail to achieve revenue growth as a result of these additional investments or if such revenue growth does not result in our achieving profitability, the market price of our common stock will likely decline. A sustained period of losses would also result in an increased usage of cash to fund our operating activities and a corresponding reduction in our cash balance.

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

        Several factors that have contributed or may in the future contribute to fluctuations in our operating results include:

  •
  demand for our software and services;

  •
  our collaboration with premium technology support partners including retailers, and the timing and success of these partners' introduction and sale of our products;

  •
  size and timing of customer orders and our ability to recognize revenue in a given quarter;

  •
  our ability to increase the efficiency and capacity of our customer support agents;

  •
  our reliance on a small number of customers for a substantial portion of our revenue;

  •
  the price and mix of products and services we or our competitors offer;

  •
  the mix of products and services that generate up-front revenue as opposed to revenue over a period of time;

  •
  our ability to attract and retain customers;

  •
  our ability to adapt to our customers' needs in a market space defined by frequent technological change;

  •
  the rate of expansion of our new consumer offerings and our investments therein;

  •
  the amount and timing of operating costs and capital expenditures in our business;

  •
  seasonal trends resulting from corporate spending patterns;

  •
  the exercise of judgment by our management in making accounting decisions in accordance with our accounting policies

  •
  potential losses on marketable securities, foreign exchange exposures on contracts, or other losses from financial instruments we may hold that are exposed to market risk; and

  •
  general economic conditions and their effect on our operations.

        Over the last three years, we have licensed our enterprise software predominately on a perpetual basis in which we recognize the license revenue up front, assuming all criteria for revenue recognition have been met. As a result of our current perpetual licensing model for the enterprise business, we have become dependent on a few customer contracts with up-front license revenue for a substantial portion of our revenue in any one quarter. In addition, a significant portion of our total revenue each quarter comes from a number of orders received in the last month of a quarter. In previous quarters, we failed to close expected perpetual licenses with up-front revenue resulting in a revenue shortfall. If in future quarters we fail to close orders expected to be completed by the end of a quarter, particularly if these orders are for perpetual licenses with up-front revenue, our quarterly results would suffer and the market price of our common stock would likely decline. While revenues in our consumer business are generally recognized over the course of a quarter based on the number of services delivered, this revenue is not significant enough at this time to offset a shortfall in perpetual license revenue.

Our inability to meet future financial performance targets that we announce or that are published by research analysts could cause the market price of our common stock to decline.

        From time to time, we provide guidance related to our future financial performance. In addition, financial analysts publish their own expectations of our future financial performance. Because our quarterly revenue and our operating results fluctuate, future financial performance is difficult to predict. In the past, including the third quarter of 2007, we have failed to meet our guidance. As it did following the announcement of our third quarter results, future downward adjustments of our guidance or the failure to meet our guidance or the expectations of research analysts would likely cause the market price of our common stock to decline.

        Management's ability to accurately predict performance is affected in large part by a significant portion of our total revenue being dependent upon the closing of new large customer orders. In addition, our guidance is based in part upon the expectation of new product sales and services offerings, including our consumer business, with which we have a limited history. A significant portion of our consumer business is dependent upon relationships with consumer support partners, including retailers. We sell to numerous consumers through each of these partners, and therefore a delay in the acquisition or rollout of our relationship with even one of these partners could cause us to miss revenue targets. In the event we fail to achieve projected revenue levels in any quarter, we will be unable to reduce our expenses for that quarter in a corresponding fashion, and our results will not meet our guidance or the expectations of securities analysts or investors, which would likely cause the market price of our common stock to decline.

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

        Finally, the market prices of software companies have been extremely volatile. Stock prices of many software companies have often fluctuated in a manner unrelated or disproportionate to the operating performance of such companies. In the past, following periods of market volatility, stockholders have often instituted securities class action litigation relating to the stock trading and price volatility of the software company in question, including SupportSoft. Any securities litigation we are involved in could result in substantial cost to us to defend and divert resources and the attention of management from our business.

Our consumer business will increase operating expenses without any assurance of yielding increased revenue.

        We are executing a plan to extend our business by providing premium technology support services. In addition to continuing to offer our software to corporate customers, we are offering technology support to consumers through our alliance partners and directly. We may not be able to offer these new services successfully. We have limited experience in reaching or serving consumers or in managing customer support agents. We expect that many of our agents will be home-based, which will require a high degree of coordination and quality control of employees working from diverse and remote locations. As a result, we expect to continue to use significant cash and incur increased operating expenses to support this initiative, including costs associated with our customer support agents, costs to acquire technology and infrastructure to support our consumer business, promotional costs associated with reaching consumers, and costs of obtaining personnel with the necessary consumer expertise. These investments may not yield increased revenue to offset these expenses. Furthermore, this new business initiative, if not favorably received by consumers, could damage the reputation of our corporate enterprise business as well as strain our management, financial and operational resources necessary to maintain our corporate business. The lack of market acceptance of such efforts or our inability to generate satisfactory revenue from such expanded services would have a material adverse effect on our business, prospects, financial condition and operating results.

If we fail to manage our customer support agents efficiently and in a manner that provides an adequate level of support for our customers, our reputation and revenues could be harmed.

        Our plans for our consumer business depend in part on our ability to increase the number of our customer support agents in order to satisfy the demand for our consumer services. Any material disruption or slowdown in our service delivery infrastructure and systems resulting from labor disputes, telephone or Internet failures, power or service outages, natural disasters or other events could make it difficult or impossible to provide adequate customer service and support. Further, we may be unable to attract and retain adequate numbers of competent customer support agents, which is essential in creating a favorable interactive customer experience. If we are unable to continually provide adequate staffing for our service delivery operations, our revenue and reputation could be seriously harmed.

Because a small number of enterprise customers have historically accounted for and may in future periods account for substantial portions of our revenue, our revenue could decline because of delays or losses of specific customer orders.

        A small number of enterprise customers have historically accounted for, and may in future periods account for, substantial portions of our revenue. For the fourth quarter of 2007, one customer accounted for 18% of our total revenue. For the year ended December 31, 2007, the same customer accounted for 18% of total revenue. In 2008, we are likely to continue to derive a significant portion of our enterprise revenue from large transactions with a limited number of customers. Therefore, our revenue could decline because of the loss or delay of a single enterprise customer order. Additionally, we may not obtain new customers. The failure to obtain significant new customers, particularly customers that purchase perpetual licenses with up-front payments, the loss or delay of significant customer orders or the failure of existing customers to pay ongoing fees when due would harm our operating results.

Our sales cycle in our enterprise business is lengthy and if revenue forecasted for a particular quarter is not realized in that quarter, significant expenses incurred may not be offset by corresponding revenue.

        Our sales cycle for our software in our enterprise business typically ranges from three to nine months or more and may vary substantially from customer to customer. The purchase of our products and services for corporate customers generally involves a significant commitment of capital and other resources by a customer. This commitment often requires significant technical review, assessment of competitive products and approval at a number of management levels within a customer's organization. While our enterprise customers are evaluating our products and services, we may incur substantial sales and marketing expenses and spend significant management effort to complete these sales. Any delay in completing sales in a particular quarter or the failure to complete a sale after expending resources during the sales cycle could cause our operating results to suffer.

We may be unable to achieve or sustain profitability in our enterprise business if we do not manage our professional services organization or other costs in our enterprise business effectively.

        Clients that license our enterprise software solutions typically engage our professional services organization to assist with installation and implementation of our software and related consulting services. Revenue from professional services represented a substantial portion of our total revenue for the year ended December 31, 2007. Although significant improvement occurred in the second half of 2007, our professional services business was not profitable during the first half of 2007. We have generally billed our customers for professional services on a time and material basis, using an agreed upon daily rate. However, customers have increasingly requested various contract structures, including milestone-based contracts and contracts for a fixed total fee. If unanticipated factors in a project are encountered, we may be subject to monetary and other significant penalties, and the profitably of our professional services business would decline. Furthermore, an estimated loss on a contract is generally required to be recorded in the period in which a loss becomes evident. Recording a loss on a services contract could have a material adverse effect on our operating results for the period in which the loss was recorded. In addition to managing the costs in our professional services organization, if we are unable to manage costs in our enterprise customer support, research and development or sales and marketing organizations, our enterprise business may not be able to achieve or sustain profitability.

If our existing customers do not renew maintenance contracts or purchase additional products and services, our operating results could suffer.

        Historically, we have derived, and expect to continue to derive, a significant portion of our total revenue from existing customers who purchase additional products and services and renew maintenance contracts. In the past, some customers have sought to reduce the fees required to renew their maintenance contracts. In certain cases we have permitted customers to reduce their maintenance fees for a corresponding reduction in the level of our support obligation to them. Furthermore, our customers may not renew maintenance contracts or purchase additional products and services. In addition, as we introduce new products, our current customers may not require or desire the functionality of our new products and may not ultimately purchase these products. If our customers do not renew maintenance contracts or do not purchase additional products and services, our operating results would suffer.

If our revenue from our international operations does not exceed the expense of establishing and maintaining international operations, our business could suffer.

        For the years ended December 31, 2005, 2006 and 2007, international revenue was 21%, 23% and 24% of total revenue, respectively. We have limited experience in international operations and may not be able to compete effectively in international markets or effectively manage our operations in various countries. If we do not generate enough revenue from international operations to offset the expense of these operations, our operating results could suffer. Risks we face in conducting business internationally include:

  •
  costs of staffing and managing international operations;

  •
  changes in currency exchange rates and controls;

  •
  smaller customers with less ability to pay United States rates for software and services;

  •
  difficulty in reaching geographically dispersed customers;

  •
  compliance with a variety of complex laws and treaties, including unexpected changes in (or new) legislative or regulatory requirements;

  •
  differing technology standards, intellectual property protections, consumer protection and data privacy standards, and other legal considerations;

  •
  loss of proprietary information due to piracy, misappropriation or weaker laws regarding intellectual property protection;

  •
  longer sales cycles;

  •
  seasonal trends unique to international markets;

  •
  need to localize our products and services;

  •
  dependence on local vendors, consultants and business partners;

  •
  difficulties in staffing and managing international operations, including the difficulty in managing a geographically dispersed workforce in compliance with diverse local laws and customs;

  •
  potential adverse tax consequences;

  •
  licenses, tariffs and other trade barriers;

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

        Our consumer offerings require us to establish and maintain relationships with third parties, including retailers, who will direct consumers to us and provide technology support services to consumers based on our technology, as well as with third parties to whom we outsource some of our service delivery operations. Failure to establish or maintain third-party relationships in our consumer business, particularly with partners who sell our services, on acceptable terms or at all could materially and adversely affect the success of our business. We sell to numerous consumers through each of these partners, and therefore a delay in the acquisition or rollout of our relationship with even one of these partners could cause us to miss revenue targets. Like our sales cycle in the enterprise business, the process of establishing a relationship with a retail partner can be complex and time consuming, and we must pass multiple levels of review and test marketing in order to be selected. If we are unable to establish a sufficient number of new retail partners on a timely basis our sales will suffer. There is also the risk that, once established, with these partners may take longer than we expect to produce revenue or may not produce revenue at all. One or more of our key partners may also discontinue selling our services, offer them only on a limited basis or devote insufficient time and attention to promoting them to their customers. If any of these key partners merge with a competitor, particularly one that offers a service competitive with ours, all of these risks could be exacerbated. Each of these risks could reduce our sales and significantly harm our operating results.

        While our consumer call center outsourcing relationships give us flexibility and greater capacity, those relationships also pose risks. We may be less able to manage the quality of services provided by outsourced call centers as directly as we would our own employees, and outsourced services may be more costly.

        We have alliances with third parties that are important to our enterprise offerings. Our existing relationships include those with hardware vendors and managed service providers who provide outsourced support to corporate customers. If these relationships fail, we may need to devote substantially more resources to the sales and marketing of our products and services than we would otherwise, and our efforts may not be as effective. In addition, we may establish relationships with third-party resellers and other sales partners as we expand internationally. Our failure to maintain existing relationships, or to establish new relationships with key third parties, could significantly harm our ability to sell our products and services. In addition, our competitors may have strong alliances with other companies, including hardware providers, which could impact our ability to obtain greater market share, participate in deals where hardware and software are sold together, or require us to reduce the price of products and services, which could harm our business, prospects, financial condition and operating results.

Our investments in marketable securities are subject to market risks which may cause losses and affect the liquidity of these investments.

        At December 31, 2007, we had $13 million in cash and cash equivalents and $100 million in investments in marketable securities. We have historically invested these amounts in government debt securities, auction-rate securities, corporate notes and bonds, commercial paper and money market funds meeting certain criteria. Certain of these investments are subject to general credit, liquidity, market and interest rate risks, which may be exacerbated by the U.S. housing recession that has affected various sectors of the financial markets and caused credit and liquidity issues. During the year-ended December 31, 2007, we determined that any declines in the fair value of our investments were temporary. There may be further declines in the value of these investments, which we may determine to be other-than-temporary. These market risks associated with our investment portfolio may have a negative adverse effect on our results of operations, liquidity and financial condition.

        At March 11, 2008 and December 31, 2007 we had investments in AAA-rated auction-rate debt securities with various state student loan authorities of $25.3 million and $38.9 million, respectively. At the time of our initial investment and through the date of this Report, all of the securities we have invested in are rated AAA, the highest rating issued by a rating agency, and the student loans made by these authorities are substantially guaranteed by the federal government through the Federal Family Education Loan Program (FFELP). Auction-rate securities are long-term variable rate bonds tied to short-term interest rates and are classified as current assets. After the initial issuance of the securities, the interest rate on the securities is reset periodically, at intervals established at the time of issuance (e.g., every seven, twenty-eight, or thirty-five days; every six months; etc.), based on market demand for a reset period. Auction-rate securities are bought and sold in the marketplace through a competitive bidding process often referred to as a "Dutch auction". If there is insufficient interest in the securities at the time of an auction, the auction may not be completed and the rates may be reset to predetermined higher "penalty" or "maximum" rates. Following such a failed auction, we would not be able to access our funds that are invested in the corresponding auction-rate securities until a future auction of these investments is successful, new buyers express interest in purchasing these securities in between reset dates, issuers establish a different form of financing to replace these securities, or final payments become due according to contractual maturities. Given the current negative liquidity conditions in the global credit markets, in February and March 2008 auctions failed for all of the $25.3 million of auction-rate securities we held as of March 11, 2008, and as a result our ability to liquidate our investment and fully recover the carrying value of our investment in the near term may be limited or not exist. If future auctions fail and we believe we will not hold the security to maturity, we may in the future be required to record an impairment charge on these investments. We may similarly be required to record impairment charges if the ratings on any of these securities are reduced or if any of the issuers default on their obligations. In addition to impairment charges, any of these events could cause us to lose part or all of our investment in these securities. Any of these events could materially affect our results of operations and our financial condition. We currently believe these securities are not significantly impaired, primarily due to the AAA credit rating of the issuers and the government backing of the loans made by the issuers; however, it could take until the final maturity of the underlying notes (up to 30 years) to realize our investments' recorded value. Based on our expected operating cash flows, and our other sources of cash, we do not anticipate the potential lack of liquidity on these investments will affect our ability to execute our current business plan.

We have recorded long-lived assets, and our results of operations would be adversely affected if their value becomes impaired.

        Goodwill and identifiable intangible assets were recorded in part due to our acquisition of substantially all of the assets of Core Networks Incorporated in September 2004. We also have certain intangible assets with an indefinite life. We assess the impairment of goodwill and indefinite life intangible assets annually or more often if events or changes in circumstances indicate that the carrying value may not be recoverable. We assess the impairment of acquired product rights and other finite life intangible assets whenever events or changes in circumstances indicate that its carrying amount may not be recoverable. As a result of our discontinuance of active marketing and selling of one of the products we acquired from Core Networks, and a reevaluation of the fair value of the Core Network's technology intangible assets, we recognized a non-cash write-down of approximately $1.7 million during the fourth quarter of 2007. An impairment loss was recognized because the sum of the discounted future net cash flows expected to result from the use of the assets and their eventual disposition was less than the carrying amounts. Such impairment loss was measured as the difference between the carrying amounts of the assets and their fair value. Furthermore, we evaluate cash flows at the lowest operating level. If the number of reporting units increases in the future, as it has in 2008, this may make impairment more probable than it would be with fewer reporting units. As was the case in the fourth quarter of 2007, future write-downs of goodwill or net long-lived and intangible assets, would cause our operating results to suffer.

We may engage in investments, dispositions, acquisitions or other strategic transactions that could divert management attention and prove difficult to integrate with our business.

        We may engage in acquisitions or divestitures of certain assets, businesses, products or technologies, or in other strategic initiatives. Acquisitions, divestitures and other strategic transactions are inherently risky. Certain transactions may be subject to closing conditions, which may not be satisfied, and transactions may not be completed, even after public announcement. Acquisitions may require further use of our cash resources, the issuance of equity or debt securities, or the incurrence of other forms of debt, any of which could harm our financial condition, results of operations, or our interest expense and leverage. If we issue equity securities, current stockholders' percentage ownership and earnings per share may be diluted. The process of integrating businesses, technologies, services or products may result in unforeseen operating difficulties and expenditures. Acquisitions and divestitures could involve a number of other potential risks to our business, including the following:

  •
  unanticipated costs and liabilities and unforeseen accounting charges or fluctuations;

  •
  delays and difficulties in delivery of products and services;

  •
  failure to integrate management information systems, personnel, research and development, marketing, sales and support operations;

  •
  loss of key employees;

  •
  diversion of management's attention from other business concerns and disruption of our ongoing business;

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

We must compete successfully in the markets in which we operate or our business will suffer.

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

        As we further expand our business into the market for premium technology support, we expect new competitors, including electronics retailers that offer premium technology support services, companies that offer online technology support and local computer repair shops. Certain of these competitors have longer operating histories, significantly greater financial, technical and other resources, stronger strategic alliances or greater name recognition than we have.

The integration of new management and the loss of key personnel may affect our ability to achieve our business goals.

        Our success depends on the skills, experience and performance of our senior management, engineering, sales, marketing and other key personnel. Many members of senior management have been appointed within the last 2 years. Our success will depend to a significant extent on the ability of these executives to function effectively in their new roles and to work together successfully. If these executives do not function and work together successfully, or if we lose the services of one or more of our executives or key employees, our business could be harmed. In addition, we have reduced our workforce. Reductions in our workforce could make it difficult to motivate and retain remaining employees or attract needed new employees, and could also affect our ability to deliver products and services in a timely fashion.

Our reorganization efforts may strain our management and our administrative, technical, operational and financial infrastructure.

        In January 2008, we reorganized the company and began operating in two business units, the Consumer Solutions Group (composed of operations relating to the consumer initiative we launched in 2007), and the Enterprise Solutions Group (composed of our traditional business). And we also appointed an executive vice president to lead each of the business units. We made this change in an effort to ensure that each part of our business is focused, accountable and transparent. In connection with this change we made several management and organizational changes. We are also focused on increasing our operating margins and improving our operating efficiencies, particularly in our enterprise business. To this end, we have undertaken reductions in our workforce in the fourth quarter of 2007. All of these changes place a strain on our management, and our administrative, technical, operational and financial infrastructure. In addition, reductions in our workforce could make it difficult to motivate and retain remaining employees or attract needed new employees, and could also affect our ability to deliver products and services in a timely fashion.

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

        If we fail to develop enhanced versions of our software in a timely manner or to provide products and services that achieve rapid and broad market acceptance, we may not maintain or expand our market share. We may fail to identify new product and service opportunities for our current market or new markets that we enter in the future. In addition, our existing products may become obsolete if we fail to introduce new products or product enhancements that meet new customer demands, support new standards or integrate with new or upgraded versions of packaged applications or operating systems. We have limited control over factors that affect market acceptance of our product and services, including:

  •
  the willingness of companies to transition to automated solutions; and

  •
  customer preferences for competitors' solutions or other technologies.

Our products depend on, and work with, products containing complex software; if our products fail to perform properly due to errors in the software, we may need to devote resources to correct the errors or compensate for losses from these errors and our reputation could be harmed.

        Our products depend on complex software, both internally developed and licensed from third parties. Also, our customers may use our products with other companies' products, which may also contain complex software. Complex software often contains errors and may not perform properly. These errors could result in:

  •
  delays in product shipments;

  •
  unexpected expenses and diversion of resources to identify the source of errors or to correct errors, whether or not the error is later determined to be related to our software;

  •
  damage to our reputation;

  •
  loss of or delay in revenue and loss of market share;

  •
  loss of customers;

  •
  failure to achieve market acceptance;

  •
  contractual penalties, demands, claims and litigation and related defense costs;

  •
  increased service and warranty costs; and

  •
  increased insurance costs.

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

        We intend to continue to license technologies from third parties, including applications used in our research and development activities and technologies such as third-party search engine technology, which are integrated into our products and services. Our use of technologies licensed from third parties poses certain risks. Some of the third-party technologies we license may be provided under "open source" licenses, which may have terms that require us to make generally available our modifications or derivative works based on such open source code. Our inability to obtain or integrate third-party technologies with our own products could delay product and service development until equivalent compatible technology can be identified, licensed and integrated. These third-party technologies may not continue to be available to us on commercially reasonable terms or at all. We may fail to successfully integrate any licensed technology into our products or services, which would harm our business and operating results. Third-party licenses also expose us to increased risks that include:

  •
  risks of product malfunction after new technology is integrated;

  •
  the diversion of resources from the development of our own proprietary technology; and

  •
  our inability to generate revenue from new technology sufficient to offset associated acquisition and maintenance costs.

Interruptions or delays in service from our third-party Web hosting provider could impair the delivery of our services and harm our business.

        We serve certain of our customers through a third-party hosting facility located in the United States. We do not control the operation of this facility, and it is vulnerable to damage or interruption from fires, floods, telecommunications and connectivity failures, power failures, and similar events. This facility is also subject to risks from vandalism, break-ins, intrusion, and similar intentional misconduct. Despite precautions taken at this facility such as disaster recovery planning, a natural disaster, act of terrorism or other unanticipated problem could cause lengthy interruptions in the availability of our services and hosted software offerings. Interruptions in our services could reduce our revenue, increase our costs, cause customers and partners to fail to renew or to terminate their use of our offerings, and harm our reputation and our ability to attract new customers.

Our systems collect, access, use, and store personal customer information and enable customer transactions, which poses security risks, requires us to invest significant resources to prevent or correct problems caused by security breaches, and may harm our business.

        A fundamental requirement for online communications, transactions and support is the secure collection, storage and transmission of confidential information. Our systems collect and store confidential and/or personal information of our customers, including credit card information, and our employees and contractors may access and use that information in the course of providing services for our customers. In addition, we collect and retain personal information of our employees in the ordinary course of our business. We and our third-party contractors use commercially available technologies to secure this information. Despite these measures, third parties may attempt to breach the security of our data or that of our customers. In addition, errors in the storage or transmission of data could breach the security of that information. We may be liable to our customers for any breach in security and any breach could subject us to governmental or administrative proceedings or monetary penalties, and harm our business and reputation. Also, computers are vulnerable to computer viruses, physical or electronic break-ins and similar disruptions, which could lead to interruptions, delays or loss of data. We may be required to expend significant capital and other resources to comply with mandatory privacy and security standards required by law, industry standard, or contract, and to further protect against security breaches or to correct problems caused by any breach.

Privacy concerns and laws or other domestic or foreign regulations may require us to incur significant costs and may reduce the effectiveness of our solutions, and our failure to comply with those laws or regulations may harm our business and cause us to lose customers.

        Our software contains features that allow our customers and our consumer technology support technicians to access, control, monitor or collect information from computers running the software. Federal, state and foreign government bodies and agencies, however, have adopted or are considering adopting laws and regulations restricting or otherwise regulating the collection, use and disclosure of personal information obtained from consumers and individuals. Those regulations could be costly to implement, could reduce the efficiency of our operations, and could require us to modify our products, systems or services. Liability for violation of, costs of compliance with, and other burdens imposed by such laws and regulations may limit the use and adoption of our solutions and reduce overall demand for them. Even the perception of privacy concerns, whether or not valid, may harm our reputation and inhibit adoption of our solutions. In addition, we may face claims about invasion of privacy or inappropriate disclosure, use, storage, or loss of this information. Any imposition of liability could harm our reputation, cause us to lose customers and cause our operating results to suffer.

Our reported results of operations will continue to be materially and adversely affected by our adoption of SFAS 123R.

        Statement of Financial Accounting Standards No. 123 (revised 2004), "Share-Based Payment" (SFAS 123R) became effective in our first quarter of 2006, and has resulted in our recognition of substantial compensation expense relating to our employee stock options and employee stock purchase plans. Historically, we generally have not recognized in our statement of operations any compensation expense related to stock option grants we issue under our stock option plans or the discounts we provide under our employee stock purchase plans. We are now required to measure the compensation expense related to employee stock awards on a fair value basis, which leads to substantial additional compensation expense and a material adverse effect on our reported results of operations.

If we are unable to maintain effective disclosure controls and procedures, including our internal control over financial reporting, our ability to report our financial results on a timely and accurate basis may be adversely affected.

        We have evaluated our "disclosure controls and procedures" as such term is defined in Rule 13a-15(e) under the Exchange Act, as well as our internal control over financial reporting as required by Section 404 of the Sarbanes-Oxley Act of 2002 as of December 31, 2007. Effective controls are necessary for us to provide reliable financial reports and effectively prevent fraud. If we cannot provide reliable financial reports or prevent fraud, our operating results would be harmed. As of December 31, 2006, we concluded that we had a material weakness in our internal control over financial reporting, as further described in Item 9A of Part II of our 2006 Form 10-K, Control and Procedures. Our independent registered public accounting firm reached the same conclusion. In the first quarter of 2007, we implemented corrective actions that remediated this material weakness. During 2007, we monitored the effectiveness of these controls and believe the controls to be effective as of December 31, 2007. However, we cannot be certain that these measures will continue to be effective, or if other weaknesses are identified, our ability to report our financial results on a timely and accurate basis may be adversely affected. In addition, if we cannot establish effective internal control over financial reporting and disclosure controls and procedures, investors may lose confidence in our reported financial information, which could cause the market price of our common stock to decline.

Failure to resolve litigation or claims asserted against us may lead to continued costs and expenses and divert management's attention from our business, which could cause our revenue and our stock price to decline.

        A securities class action lawsuit was filed against us and other issuers in November 2001. Should this lawsuit linger for a longer period of time, whether ultimately resolved in our favor or not, or further lawsuits be filed against us, coverage limits of our insurance or our ability to pay such amounts may not be adequate to cover the fees and expenses and any ultimate resolution associated with such litigation. The size of these payments, if any, individually or in the aggregate, could seriously impair our cash reserves and financial condition. The continued defense of this lawsuit also could result in diversion of our management's time and attention away from business operations, which could cause our financial results to decline. A failure to resolve definitively current or future material litigation in which we are involved or in which we may become involved in the future, regardless of the merits of the respective cases, could also cast doubt as to our prospects in the eyes of customers, potential customers and investors, which could cause our revenue and stock price to decline.

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

        Our ability to increase our revenue will depend in part on increased demand for digital services such as high speed data, video over DSL and VoIP. If this demand does not grow as rapidly or to the extent we anticipate, our business could suffer. The growth of digital services is uncertain and will depend in particular upon the availability, at a reasonable price, of such digital services, the building of infrastructure to support such services, the availability of competitive products, and the reliability of such services.

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

Compliance with public company rules and regulations is costly and requires significant resources.

        The Sarbanes-Oxley Act of 2002, as well as rules subsequently implemented by the Securities and Exchange Commission and the Nasdaq Global Select Market, has required changes in corporate governance practices of public companies. These rules and regulations require significant internal and external resources to comply with and are costly. Additionally, such compliance has made some activities more time-consuming. These rules and regulations make it more difficult and more expensive for us to obtain director and officer liability insurance, and we may be required to accept reduced coverage or incur substantially higher costs to obtain coverage. Also, these new rules and regulations could also make it more difficult for us to attract and retain qualified members of our board of directors, particularly to serve on our audit committee, and qualified executive officers.

ITEM 1B.    UNRESOLVED STAFF COMMENTS.

        Not applicable.

ITEM 2.    PROPERTIES.

        Our corporate headquarters lease covers approximately 37,400 square feet at 1900 Seaport Boulevard, 3rd Floor, Redwood City, California. This lease expires in July, 2012. We believe this facility is adequate and suitable for our current business requirements.

ITEM 3.    LEGAL PROCEEDINGS.

        White v Basu et al. was dismissed with prejudice in February 2008. This matter was a derivative shareholder complaint filed in the Superior Court of the State of California for the County of San Mateo. This complaint was filed on behalf of the Company as a nominal plaintiff against certain of our directors and former directors and alleged that the director defendants harmed the Company by making or permitting the Company to make false and misleading statements between January 20, 2004 and October 1, 2004. Plaintiffs filed a Second Amended Complaint on October 27, 2006, which the defendants answered on November 6, 2006. In September, 2007, the parties reached an agreement in principle to settle the lawsuit. The court approved the settlement and dismissed the lawsuit with prejudice on February 15, 2008. The settlement was fully funded by insurance.

        In November 2001, a class action lawsuit was filed against us, two of our former officers, and certain underwriters in the United States District Court for the Southern District of New York. The lawsuit alleged that our registration statement and prospectus dated July 18, 2000 for the issuance and initial public offering of 4,250,000 shares of our common stock contained material misrepresentations and/or omissions related to alleged inflated commissions received by the underwriters of the offering. The lawsuit seeks unspecified damages as well as interest, fees and costs. Similar complaints have been filed against 55 underwriters and more than 300 other companies and other individual officers and directors of those companies. All of the complaints against the underwriters, issuers and individuals have been consolidated for pre-trial purposes before U.S. District Court Judge Scheindlin of the Southern District of New York. On June 26, 2003, the plaintiffs announced that a proposed settlement between the issuer defendants and their directors and officers had been reached. Under the proposed settlement, which is subject to court approval, our insurance carrier would be responsible for any payments other than attorneys' fees prior to June 1, 2003. A final settlement approval hearing on the proposed issuer settlement was held on April 24, 2006. The district court took the matter under submission. Meanwhile the consolidated case against the underwriters has proceeded. On October 13, 2004, the district court certified a class in the underwriters' proceeding. On December 5, 2006, however, the Second Circuit reversed, holding that the proposed class could not be certified, and denied a petition for rehearing on April 6, 2007. On June 25, 2007, the district court entered a stipulated order terminating the proposed issuer settlement. Plaintiffs are proceeding with discovery as to underwriters and as to six issuers not including the Company, in focus or test cases that do not name the Company as a defendant. Briefing is in progress for a new class certification motion, which is expected to be heard in 2008. While we cannot predict with certainty the outcome of the litigation or whether the settlement will be approved, we believe we and our officers have meritorious defenses to the claims in the litigation.

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

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

        No matters were submitted to a vote of security holders during the fourth quarter of the year ended December 31, 2007.

PART II

ITEM 5.    MARKET FOR THE REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Market of Common Stock

        Our common stock has been traded publicly on the Nasdaq Global Select Market under the symbol "SPRT" since July 19, 2000. Before July 19, 2000, there was no public market for our common stock. The following table sets forth the highest and lowest sale price of our common stock for the quarters indicated:

	Low	High
Fiscal Year 2006:
First Quarter	$3.99	$4.80
Second Quarter	$3.60	$4.77
Third Quarter	$3.31	$4.39
Fourth Quarter	$4.14	$6.05
Fiscal Year 2007:
First Quarter	$5.17	$7.01
Second Quarter	$4.95	$6.10
Third Quarter	$4.54	$5.90
Fourth Quarter	$3.83	$6.43

Holders of Record

        As of February 29, 2008, there were approximately 173 holders of record of our common stock (not including beneficial holders of stock held in street name).

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

Stock Price Performance Graph

        The following graph illustrates a comparison of the cumulative total stockholder return (change in stock price plus reinvested dividends) of the Company's Common Stock and the CRSP Total Return Index for the Nasdaq U.S. Stocks (the "Nasdaq Composite Index") and Nasdaq Computer and Data Processing Services Index from December 31, 2002 through December 31, 2007. The graph assumes that $100 was invested on December 31, 2002 in us, the Nasdaq Composite Index and the Nasdaq Computer and Data Processing Services Index and that all dividends were reinvested. No cash dividends have been declared or paid on the Company's Common Stock. The Company's Common Stock has been traded on the Nasdaq Global Select Market since July 19, 2000. The comparisons in the table are required by the Securities and Exchange Commission and are not intended to forecast or be indicative of possible future performance of the Company's Common Stock.

COMPARISON OF CUMULATIVE TOTAL RETURN AMONG
SUPPORTSOFT, INC.,
THE NASDAQ COMPOSITE INDEX, AND
THE NASDAQ COMPUTER INDEX

CUMULATIVE TOTAL RETURN AT PERIOD END

	12/31/02	12/31/03	12/31/04	12/31/05	12/30/06	12/31/07
SupportSoft, Inc.	$100.00	$334.01	$169.04	$107.11	$139.09	$112.94
Nasdaq Composite Index	$100.00	$150.01	$162.89	$165.13	$180.85	$198.60
Nasdaq Computer Index	$100.00	$150.16	$155.04	$159.30	$169.10	$206.06

        The information presented above in the stock performance graph shall not be deemed to be "soliciting material" or to be "filed" with the Commission or subject to Regulation 14A or 14C, except to the extent that we subsequently specifically request that such information be treated as soliciting material or specifically incorporate it by reference into a filing under the Securities Act or Exchange Act.

ITEM 6.    SELECTED CONSOLIDATED FINANCIAL DATA.

        The information set forth below is not necessarily indicative of results of future operations and should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the consolidated financial statements and related notes included in Items 7 and 8 of Part II of this Report.

	Years Ended December 31,
	2007	2006	2005	2004	2003
	(in thousands, except per share data)
Consolidated Statements of Operations Data:
Revenue:
License fees	$15,780	$16,415	$32,737	$37,923	$40,885
Maintenance	16,084	15,672	14,317	11,002	5,757
Services	15,938	12,941	14,877	11,692	6,629

Total revenue	47,802	45,028	61,931	60,617	53,271

Costs and expenses:
Cost of license fees	218	499	555	295	369
Cost of maintenance.	2,586	1,225	988	418	400
Cost of services	20,260	13,599	13,128	9,592	6,446
Amortization/write-down of intangible assets	2,815	1,090	1,090	363	—
Research and development	9,441	9,247	11,185	9,746	9,199
Sales and marketing	30,410	23,336	25,159	23,965	22,038
General and administrative	9,296	10,163	8,618	6,454	5,405
In-process research and development	—	—	—	1,618	—

Total costs and expenses	75,026	59,159	60,723	52,451	43,857

Income (loss) from operations	(27,224)	(14,131)	1,208	8,166	9,414
Interest income and other, net	6,526	6,383	3,619	2,298	502

Income (loss) before income taxes	(20,698)	(7,748)	4,827	10,464	9,916
Provision for income taxes	(671)	(487)	(402)	(310)	(496)

Net income (loss)	(21,369)	(8,235)	4,425	10,154	9,420

Basic net income (loss) per share	$(0.47)	$(0.19)	$0.10	$0.24	$0.27

Shares used in computing basic net income (loss) per share	45,610	44,113	43,032	42,355	34,682

Diluted net income (loss) per share	$(0.47)	$(0.19)	$0.10	$0.22	$0.25

Shares used in computing diluted net income (loss) per share	45,610	44,113	44,519	45,590	38,048

	December 31,
	2007	2006	2005	2004	2003
	(in thousands)
Consolidated Balance Sheet Data:
Cash, cash equivalents and marketable securities	$112,940	$119,891	$120,663	$120,341	$121,414
Working capital	109,280	118,238	119,807	113,320	114,089
Total assets	138,458	152,605	156,249	150,205	139,044
Long-term obligations	1,318	411	1,111	2,210	1,478
Accumulated deficit	(90,559)	(69,190)	(60,955)	(65,380)	(75,534)
Total stockholders' equity	120,862	132,503	134,394	127,857	114,006

ITEM 7.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

        The following discussion of our financial condition and results of operations should be read in conjunction with our consolidated financial statements and the related notes included elsewhere in this Form 10-K. The following discussion includes forward-looking statements. Please see the section entitled "Forward-Looking Statements and Risk Factors" in Item 1A of this Report for important information to consider when evaluating these statements.

  Overview

        SupportSoft provides software and services designed to make technology work. Advances in computer processing power, data transmission speeds, wireless communications and other areas of technology have the potential to enable and enrich daily life. Too often, however, technology proves frustrating to all but the most expert users. SupportSoft's mission is to bridge this gap, and to enable technology to fulfill its promise.

        In January 2008, we reorganized the company and began operating our business in two segments, consumer and enterprise. We also appointed an executive vice president to lead each of the business units. Additionally, we began tracking profitability by segment and providing this information to our Chief Executive Officer. Accordingly, beginning in 2008, we plan to provide segment information for each business unit. Our consumer segment is a technology-enabled services business launched in 2007 to provide consumers with relief from frustrating technology problems. Our enterprise segment consists of our traditional business in which we license technical support software to telecommunications and cable companies, digital service providers and corporate IT departments.

        In our consumer segment, we provide premium technology support to consumers over the phone and the internet for a fee. We offer our services to consumers through retailers, digital service providers and other companies who provide technology products and services to consumers. We also provide our services directly to consumers through www.support.com. Our new consumer offerings grow out of our traditional products, technology and expertise but address a new market with a new business model.

        Our enterprise customers use our software to resolve technical problems for their customers efficiently and effectively, thereby improving customer satisfaction and reducing support costs. Digital service providers use our products to automate the installation, activation and verification of broadband services, to reduce the cost and improve the quality of technical support, and to enable the remote management of devices located at customer premises. Corporate IT departments and IT outsourcing firms use our software to improve the cost-effectiveness and efficiency of their support through an integrated portfolio of proactive service, self service and assisted service products.

        Almost all of our revenue to date has been derived from our traditional enterprise customers and has consisted of software license fees and fees for maintenance, consulting, hosting and training services. Over the last three years, we have licensed our software to enterprise customers predominately on a perpetual basis in which we recognize the license revenue up front, assuming all criteria for revenue recognition under the applicable accounting rules have been met. Maintenance fees relating to perpetual software licenses result in ratable revenue over the period of the maintenance term, which is generally one year. Consulting and training revenues are generally recognized as the services are performed or in accordance with predefined project milestones. Hosting fees are recognized ratably over the term of the hosting arrangement. Revenue from our consumer offerings have been derived predominantly from services that are generally paid on a per transaction basis. For the year ended December 31, 2007, revenues from our consumer segment were approximately $1.0 million.

        Total revenue was $47.8 million, $45.0 million and $61.9 million for the years 2007, 2006 and 2005, respectively. The increase in total revenue in 2007 over 2006 was due primarily to higher maintenance and services revenue. We have experienced a trend of decreasing annual license revenue over the last four fiscal years. License revenue has decreased due to closing fewer large licensing transactions with our enterprise customers, particularly with U.S.-based digital service providers. During 2008, our principal goal in the enterprise segment is to operate in a profitable fashion. The key elements of our strategy to achieve this goal are cost reductions, increasing satisfaction of existing customers, and obtaining new customers. With respect to cost reductions, we completed a reduction in force in the fourth quarter of 2007 and recorded a restructuring charge of approximately $1.2 million. This action will lower our expenses in this segment, and we will seek to maintain the reduced spending level unless and until this segment experiences substantial growth. With respect to customer satisfaction, we are operating with a series of tailored customer account plans designed to enable our customers to achieve maximum value from their investment in our products. With respect to new customers, we have targeted initiatives in specific market areas designed to expand our customer base.

        Based upon our history in the enterprise business, we expect to experience downward revenue seasonality between the fourth and first quarters. Consequently, we expect revenues for the first quarter of 2008 to be lower than revenue recorded in the fourth quarter of 2007. This seasonal revenue decline, coupled with the incremental investments noted above will likely result in a net loss in the first quarter of 2008. Furthermore, as of the filing date of this Form 10-K, we are in the sales and negotiation process with several companies for the purchase of our enterprise products and services. Ultimate closure of these transactions prior to March 31, 2008 will have a significant influence on whether or not we meet our expectations for revenue in the first quarter of 2008.

        In 2007, we launched our consumer business, building on the offerings and market knowledge we developed in our traditional enterprise business. We sought to establish the business in two primary ways: by developing alliances with other companies through which our offerings could reach consumers, and by establishing a direct-to-consumer business under the support.com brand. In 2008 our goal is to develop these existing alliances, increase the revenue from them and add new alliances for our consumer offerings. We also plan to continue to invest in support.com in an effort to drive steady improvements in our direct-to-consumer business. Although the revenue recognition models from our consumer offerings could vary significantly depending on specific contractual terms, we believe that growth in sales of our consumer offerings will result primarily in transaction-based services revenue. Consequently, as our consumer initiatives begin to generate more substantial revenue, we expect our total revenue to be more linear across a quarter and to shift more toward services revenue. Thus, while growth in the consumer business could lead to greater predictability in our revenues, services revenue generally carries higher costs of sale than license and maintenance revenues, so a shift toward more services could reduce our overall gross margin percentage.

        We do not expect immediate returns from our consumer initiative but believe it can create sustainable revenue growth over time. Although we are leveraging many of our existing resources, we are making significant incremental investments in support of these initiatives, including investments in customer support agents and to further develop and promote our consumer offerings. We expect that these additional investments will precede any material revenue increase from our new business initiatives. As a result, we currently expect to incur a net loss in 2008 and possibly future periods.

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

  Revenue Recognition

        We recognize revenue in accordance with generally accepted accounting principles that have been prescribed for the software industry. Our revenue recognition policy is one of our critical accounting policies because revenue is a key component of our results of operations and is based on complex rules which require us to make judgments. In applying our revenue recognition policy we must determine which portions of our revenue are recognized currently and which portions must be deferred and recognized later. In order to determine current and deferred revenue, we make estimates with regard to the expected amount of future services to be performed and the appropriate fair value for those services. We also make judgments as to whether future services are essential to the functionality of other elements of the software arrangement. We do not record revenue on sales transactions when the collection of cash is in doubt at the time of sale. Rather, revenue is recognized from these transactions as cash is collected. The determination of collectibility requires significant judgment.

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

  Accounting for Income Taxes

        We are required to estimate our income taxes in each of the tax jurisdictions in which we operate. This process involves management's estimation of our actual current tax exposures together with an assessment of temporary differences determined based on the difference between the financial statement and tax basis of certain items. These differences result in net deferred tax assets and liabilities, which are included within the consolidated balance sheet. We must then assess the likelihood that the deferred tax assets will be recovered from future taxable income and to the extent we believe that recovery is not likely, we must establish a valuation allowance. To the extent we establish a valuation allowance or adjust this allowance in a period, we must include a tax expense or benefit within the tax provision in the statements of operations.

  Accounting for Goodwill and Other Intangible Assets

        At December 31, 2007, goodwill was $9.8 million, and net identifiable intangible assets were $340,000. We assess the impairment of goodwill and indefinite life intangible assets annually or more often if events or changes in circumstances indicate that the carrying value may not be recoverable. We assess potential impairment at the entity level because we have only one reporting unit. An impairment loss would be recognized if the fair value of the Company is less than the carrying value of the Company's net assets on the date of the evaluation. We assess the impairment of finite life identifiable intangible assets whenever events or changes in circumstances indicate that its carrying amount may not be recoverable. An impairment loss would be recognized when the sum of the future net cash flows expected to result from the use of the asset and its eventual disposition is less than its carrying amount. Such impairment loss would be measured as the difference between the carrying amount of the asset and its fair value. The estimate of cash flow is based upon, among other things, certain assumptions about expected future operating performance and an appropriate discount rate determined by our management. Our estimates of discounted cash flows may differ from actual cash flows due to, among other things, economic conditions, changes to the business model or changes in operating performance. We evaluate cash flows at the lowest operating level. If we made different estimates, material differences may result in write-downs of net long-lived and intangible assets, which would be reflected by charges to our operating results for any period presented. Furthermore, if the number of reporting units increases in the future, as it has in 2008, this may make impairment more probable than it would be with fewer reporting units.

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

        Prior to January 1, 2006, the Company accounted for stock-based payments to employees using the intrinsic value method under APB Opinion No. 25, as permitted by SFAS 123R, and, as such, generally recognized no compensation cost for employee stock options or employee stock purchases in its financial statements.

Results of Operations

        The following table presents certain consolidated statements of operations data for the periods indicated as a percentage of total revenue.

	Years Ended December 31,
	2007	2006	2005
Revenue:
License fees	33%	36%	53%
Maintenance	34	35	23
Services	33	29	24

Total revenue	100	100	100

Costs and expenses:
Cost of license fees	0	1	1
Cost of maintenance	5	3	2
Cost of services	42	30	21
Amortization/write-down of intangible assets	6	2	2
Research and development	20	20	18
Sales and marketing	64	52	40
General and administrative	20	23	14

Total costs and expenses	157	131	98

Income (loss) from operations	(57)	(31)	2
Interest income and other, net	14	14	6

Income (loss) before income taxes	(43)	(17)	8
Provision for income taxes	(2)	(1)	(1)

Net income (loss)	(45)%	(18)%	7%

Years Ended December 31, 2007, 2006, and 2005

  Revenue

($ in thousands)	2007	% Change 2006 to 2007	2006	% Change 2005 to 2006	2005
License fees	$15,780	(4)%	$16,415	(50)%	$32,737
Maintenance	16,084	3%	15,672	9%	14,317
Services	15,938	23%	12,941	(13)%	14,877

Total revenue	$47,802	6%	$45,028	(27)%	$61,931

        Total Revenue.    Almost all of our revenue to date has been derived from our traditional enterprise customers and has consisted of software license fees and fees for maintenance, consulting, hosting and training services. Over the last three years, we have licensed our software to enterprise customers predominately on a perpetual basis in which we recognize the license revenue up front, assuming all criteria for revenue recognition under the applicable accounting rules have been met. Maintenance fees relating to perpetual software licenses result in ratable revenue over the period of the maintenance term, which is generally one year. Consulting and training revenues are generally recognized as the services are performed or in accordance with predefined project milestones. Hosting fees are recognized ratably over the term of the hosting arrangement. Revenue from our consumer offerings have been derived predominantly from services that are generally paid on a per transaction basis. For the year ended December 31, 2007, revenues from our consumer segment did not represent a material portion of total revenue. Total revenue increased by 6% in 2007 as compared to 2006 and decreased by 27% in 2006 as compared to 2005. Each of the components of total revenue is discussed in more detail below.

        License revenue.    License revenue is comprised of fees for term and perpetual licenses of our software. Perpetual license revenue is recognized using the residual method described in SOP 98-9 for arrangements in which licenses are sold with multiple elements. We allocate revenues on these licenses based upon the fair value of each undelivered element including undelivered maintenance, consulting and training. The determination of fair value is based upon vendor specific objective evidence (VSOE). VSOE for maintenance is based upon separate renewals of maintenance from customers. VSOE for consulting or training is based upon separate sales of these services to customers. Assuming all other revenue recognition criteria are met, the difference between the total arrangement fee and the amount deferred for each undelivered element is recognized as license revenue. Revenue from license fees was $15.8 million in 2007, $16.4 million in 2006, and $32.7 million in 2005. We have experienced a trend of decreasing annual license revenue over the last four fiscal years. License revenue has decreased due to closing fewer large licensing transactions with our enterprise customers, particularly with U.S.-based digital service providers. For example, in 2007 we had 7 customers that contributed greater than $500,000 in license revenue. This compares to 12 such customers in 2006 and 14 such customers in 2005. Additionally, in 2005 there were 5 customers with license revenues in excess of $2 million. There was only one such customer in each of the years ended December 31, 2007 and 2006.

        Maintenance revenue.    Maintenance revenue is comprised primarily of revenue from post-contract technical support services which includes software product updates. Maintenance revenue is recognized ratably over the term of the maintenance period, which is generally one year.

        Maintenance revenue was $16.1 million in 2007, $15.7 million in 2006 and $14.3 million in 2005. The increases in maintenance revenue were due to new license customers who generally purchase maintenance in connection with their purchase of our software products and more customers who have licensed our products on a perpetual basis versus a term basis. Generally, under a perpetual license arrangement, maintenance services are sold separately and, therefore, maintenance revenue is recognized as a separate component of total revenue. Under a term license arrangement, maintenance services are bundled and not sold separately and, therefore, included with license revenue because we do not have VSOE of fair value to determine fair value of maintenance for a term-based license.

        Services revenue.    Services revenue is primarily comprised of revenue from professional services, such as consulting, training and fees for hosting services. Services revenue is generally recognized as the services are performed.

        Services revenue was $15.9 million in 2007, $12.9 million in 2006, and $14.9 million in 2005. Our services revenue may fluctuate from period to period depending on the overall demand for our consulting services and level of consulting activity with major customers. The increase in services revenue in 2007 from 2006 was due primarily to increased services demand, particularly from one customer whose revenue increased to $3.4 million in 2007 from $0.6 million in 2006. The decrease in services revenue in 2006 from 2005 was due mainly to lower services revenue from a customer who ordered approximately $1.5 million less consulting services in 2006, as compared to 2005.

        Revenue Mix.    The components of revenue by type, expressed as a percentage of total revenue were:

	Year Ended December 31,
	2007	2006	2005
Perpetual license revenue	29%	32%	48%
Term license revenue	4	4	5
Maintenance revenue	34	35	23
Services revenue	33	29	24

Total revenue	100%	100%	100%

        We currently anticipate that license revenue will comprise approximately 20% to 30% of total revenue over the next 12 months, with services and maintenance revenue comprising the balance. We expect that revenue from perpetual licensing arrangements will continue to comprise almost all of our license revenue and term license revenue will represent a small percentage of our license revenue over the next 12 months. Therefore, our future license revenue will depend upon sales of perpetual licenses, generally with up-front license revenue recognition, resulting in less predictability of future operating results.

        For the year ended December 31, 2007, one customer accounted for more than 10% of our total revenue. That customer represented 18% of total revenue during 2007. For the years ended December 31, 2006 and 2005, no customers accounted for 10% or more of our total revenue.

        Revenue from customers outside the United States accounted for approximately 24%, 23% and 21% of our total revenue in 2007, 2006 and 2005, respectively. We expect the percentage of revenue from international customers to vary from period to period.

  Cost of license fees, maintenance, services and the amortization/write-down of intangible assets

($ in thousands)	2007	% Change 2006 to 2007	2006	% Change 2005 to 2006	2005
Cost of license fees	$218	(56)%	$499	(10)%	$555
Cost of maintenance	2,586	111%	1,225	24%	988
Cost of services	20,260	49%	13,599	4%	13,128
Amortization/write down of intangible assets	2,815	158%	1,090	0%	1,090

Total cost of revenues	$25,879	58%	$16,413	4%	$15,761

        Cost of license fees.    Cost of license fees consists primarily of third-party royalty fees under license arrangements for technology embedded into or sold with our products and represented approximately 1% or less of total revenue in each year. Cost of license fees for 2005 and 2006 were higher than 2007 because of certain revenue arrangements that included third parties fees. There were no such arrangements with third party fees in 2007.

        Cost of maintenance.    Cost of maintenance consists primarily of compensation costs, travel costs, and related overhead expenses for customer support personnel. Cost of maintenance was $2.6 million in 2007, $1.2 million in 2006, and $1.0 million in 2005. The year-over-year increases in cost of maintenance were due primarily to increases in salary and related employees costs and travel expenses as a result of an increase in the number of customer support personnel.

        Cost of services.    Cost of services consists primarily of cost of our professional services organization such as compensation, travel, related overhead expenses for professional services personnel, customer support agents, and costs of third parties for subcontracted consulting services. Cost of services revenue was $20.3 million in 2007, $13.6 million in 2006, and $13.1 million in 2005. The year-over-year increases in cost of service revenue were due to:

  •
  An increase in costs for our customer support agents and other costs to support our consumer offerings that we launched in January 2007.

  •
  Increases in salary and related employees costs as a result of an increase in the number of professional services personnel.

  •
  Increases in stock compensation expense for additional professional services personnel. For the years ended December 31, 2007 and 2006 stock compensation expense was $757,000 and $379,000, respectively. There were no comparable expenses in 2005 because we adopted the provisions of SFAS 123R effective January 1, 2006.

        Amortization/write-down of intangible assets.    The increase in amortization expense of intangible assets in 2007, as compared with the prior two years is due to a write-down of the carrying value of the intangible assets during the fourth quarter of 2007. Effective December 31, 2007, we ceased actively selling one of the products we had previously acquired from Core Networks in 2004. In connection with this action and a reevaluation of all of the Core Network intangible assets, we recognized a non-cash write-down of approximately $1.7 million in the fourth quarter of 2007. An impairment loss was recorded because the sum of the discounted future net cash flows expected to result from the use of the assets and their eventual disposition was less than the carrying amounts. Such impairment loss was measured as the difference between the carrying amounts of the assets and their fair value.

  Operating expenses

($ in thousands)	2007	% Change 2006 to 2007	2006	% Change 2005 to 2006	2005
Research and development	$9,441	2%	$9,247	(17)%	$11,185
Sales and marketing	30,410	30%	23,336	(7)%	25,159
General and administrative	9,296	(9)%	10,163	18%	8,618

Total operating expenses	$49,147	15%	$42,746	(5)%	$44,962

        Research and development.    Research and development costs are expensed as incurred. Research and development expense consists primarily of compensation costs, third-party consulting expenses and related overhead costs for research and development personnel. Research and development expense was relatively consistent between 2007 and 2006. Included in research and development expenses for years ended December 31, 2007 and 2006 was $510,000 and $422,000 of stock-based compensation expenses. There were no comparable stock-based compensation expenses in 2005, because we adopted the provisions of SFAS 123R effective January 1, 2006. The decrease in research and development expense in 2006 from 2005 was primarily due to a workforce reduction in the third quarter of 2006.

        Sales and marketing.    Sales and marketing expense consists primarily of compensation costs, including salaries, sales commissions and related overhead costs for sales, business development and marketing personnel; expenses for lead generation activities; and promotional expenses, including public relations, advertising and marketing events, in both the enterprise and consumer businesses. Sales and marketing expense increased in 2007 from 2006 due primarily to increases in salary and related employees costs as a result of added personnel and increased advertising expenses. The decrease in sales and marketing expense in 2006 from 2005 was primarily due to a reduction in commission expenses as a result of lower revenue in 2006 and a workforce reduction during the third quarter of

2006. Included in sales and marketing expense for the year ended December 31, 2007 and 2006 were $1.9 million and $899,000 of stock-based compensation expense. There were no comparable expenses in 2005, because we adopted the provisions of SFAS 123R effective January 1, 2006.

        General and administrative.    General and administrative expense consists primarily of compensation costs and related overhead costs for administrative personnel and professional fees for legal, accounting and other professional services. General and administrative expense was $9.3 million in 2007, $10.2 million in 2006, and $8.6 million in 2005. General and administrative expense decreased in 2007 from 2006 due to a decrease in personnel. Included in general and administrative expense for the year ended December 31, 2007 and 2006 were $1.7 million and $1.6 million of stock-based compensation expense. There were no comparable expenses in 2005, because we adopted the provisions of SFAS 123R effective January 1, 2006.

        Restructuring charges.    For the years ended December 31, 2007, 2006 and 2005, we recorded restructuring charges of $1.2 million, $817,000 and $645,000, respectively. Such charges related to reductions in our work force and related facilities costs. Restructuring charges are reflected in the applicable cost of revenue or operating expense line items in the Consolidated Statement of Operations, the detail of which is presented in Note 5 to the Consolidated Financial Statements.

  Interest income and other, net

($ in thousands)	2007	% Change 2006 to 2007	2006	% Change 2005 to 2006	2005
Interest income and other, net	$6,526	2%	$6,383	76%	$3,619

        Interest income and other, net.    Interest income and other, net was $6.5 million in 2007, $6.4 million in 2006, and $3.6 million in 2005. The year-over-year increases in interest income and other, net were primarily due to higher interest rates earned on our invested cash and marketable securities.

  Provision for income taxes

($ in thousands)	2007	2006	2005
Income (loss) before income taxes	$(20,698)	$(7,748)	$4,827
Provision for income taxes	(671)	(487)	(402)

Net Income (loss)	$(21,369)	$(8,235)	$4,425

        Provision for income taxes.    The provisions for income taxes are comprised of estimates of current taxes due in foreign jurisdictions and payments of foreign withholding taxes. The 2007, 2006 and 2005 tax provisions varied from the expected tax provision at the U.S. federal statutory rate primarily due to benefits from stock option deductions for which stock-based compensation was not previously benefited and the net reversal of timing differences, offset by nondeductible expenses. The increase in the provision for income taxes in 2007 is due to increased foreign income in certain jurisdictions resulting in a larger tax provision in these locations as well as additional reserves in foreign jurisdictions.

Liquidity and Capital Resources

        Total cash, cash equivalents and marketable securities decreased $7.0 million to $112.9 million at December 31, 2007 from $119.9 million at December 31, 2006.

  Operating Activities

        Net cash used in operating activities was $10.5 million in 2007, $3.0 million in 2006, and $844,000 in 2005. Amounts included in net income (loss), which do not require the use of cash, primarily include the depreciation of fixed assets, amortization of premiums and discounts on marketable securities, stock-based compensation expense, and amortization/write-down of intangible assets. The sum of these items totaled $8.0 million, $5.5 million, and $2.4 million in 2007, 2006 and 2005, respectively. Net cash used in operating activities during 2007 was primarily the result of the net loss of $21.4 million and a decrease in deferred revenue of $3.1 million, offset by a decrease in accounts receivable of $5.1 million. Net cash used in operating activities during 2006 was the result of the net loss of $8.2 million and a decrease in deferred revenue of $1.4 million, offset by a decrease in accounts receivable of $2.3 million. Net cash used in operating activities during 2005 was a result of net income of $4.4 million, an increase in accounts receivable of $7.8 million and a decrease in deferred revenues of $1.6 million, offset by a decrease in prepaid expenses and other current assets of $1.1 million.

        Our accounts receivable and deferred revenue balances fluctuate from period to period and are primarily dependent on (i) the timing of the closure of our license arrangements, especially larger contracts concluded late in the period, (ii) the related invoicing and payment provisions under those contracts, (iii) the timing of maintenance renewals and consulting billings, and (iv) collections.

        Accounts receivable was $10.1 million, $15.1 million and $17.4 million at December 31 2007, 2006 and 2005, respectively. The decreases in accounts receivable have been primarily due to the presence of fewer large customer balances in accounts receivable as we have sold fewer large license transactions (and related maintenance renewals) in recent years.

        For example, there were four customers with balances greater than $500,000, $4.2 million in the aggregate, at December 31, 2007. By comparison at December 31, 2006 there were ten customers with balances greater than $500,000, $9.7 million in the aggregate. Similarly, at December 31, 2005, there were several large license and maintenance renewal invoices raised in December 2005 for six customers. These six customers each had accounts receivable balances greater than $1.0 million and together accounted for approximately $11.1 million.

        Total deferred revenue was $10.5 million, $13.6 million and $15.0 million at December 31, 2007, 2006 and 2005 respectively. Deferred revenue decreased in each of the last three years. Customers typically purchase maintenance contracts when they license our products. The decrease in deferred maintenance revenue is consistent with the lower level of license revenue over the same three year period. Additionally, deferred revenue had decreased due to the ongoing amortization of term-based licenses originally recorded in deferred revenue at the outset of those arrangements.

        In 2008, we expect to continue making substantial investments in support of consumer business initiatives that we believe are essential to creating long term revenue growth. We expect that these investments will precede any material revenue from our new business initiatives. We therefore expect to use a significantly higher level of cash from operations in 2008 than in 2007.

  Investing Activities

        Net cash provided by (used in) investing activities was $3.2 million in 2007, $(8.0) million in 2006, and $5.5 million in 2005. Net cash provided by investing activities in 2007 was primarily due to sales and maturities of $112.5 million in marketable securities offset by the purchase of $106.9 million in marketable securities and $2.4 million in property and equipment, primarily related to the build out of our new headquarters office. Net cash used in investing activities in 2006 was primarily due to the purchase of $92.4 million in marketable securities and to a lesser extent the purchase of $964,000 in property and equipment, offset by the sale and maturity of $85.3 million in marketable securities. Net cash provided by investing activities in 2005 was primarily due to sales and maturities of $98.0 million of marketable securities largely offset by the purchase of $91.5 million of marketable securities and the purchase of $963,000 of property and equipment.

  Financing Activities

        Net cash generated by financing activities was $4.8 million for 2007, $3.1 million for 2006, and $2.1 million for 2005. In 2007 and 2006, cash generated by financing activities was primarily due to the exercise of employee stock options and the purchase of common stock under the employee stock purchase plan of $4.8 million and $3.1 million, respectively. In 2005, net cash generated by financing activities was primarily due to the exercise of employee stock options and the purchase of common stock under the employee stock purchase plan of $3.1 million, offset by $922,000 of common stock repurchases by the Company.

  Working Capital and Capital Expenditure Requirements

        At December 31, 2007, we had stockholders' equity of $120.9 million and working capital of $109.3 million. Included as a reduction to working capital is short-term deferred revenue of $10.1 million, which will not require settlement in cash, but will be recognized as revenue in the future. We believe that our existing cash balances will be sufficient to meet our working capital and capital expenditure requirements for at least the next 12 months.

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

        As noted above, we plan to make substantial investments in our business during 2008, including but not limited to such areas as (i) cost of services, (ii) sales and marketing, (iii) capital expenditures. We believe these investments and others are essential to creating sustainable growth in our business in the future. Because these investments will likely precede any associated revenues, we expect our working capital to decrease in the near term. Additionally, we may choose to acquire other businesses or complimentary technologies to enhance our product capabilities and such acquisitions would likely require the use of cash.

        At March 11, 2008 and December 31, 2007 we had investments in AAA-rated auction-rate debt securities with various state student loan authorities of $25.3 million and $38.9 million, respectively. At the time of our initial investment and through the date of this Report, all of the securities we have invested in are rated AAA, the highest rating issued by a rating agency, and the student loans made by these authorities are substantially guaranteed by the federal government through the Federal Family Education Loan Program (FFELP). Auction-rate securities are long-term variable rate bonds tied to short-term interest rates and are classified as current assets. After the initial issuance of the securities, the interest rate on the securities is reset periodically, at intervals established at the time of issuance (e.g., every seven, twenty-eight, or thirty-five days; every six months; etc.), based on market demand for a reset period. Auction-rate securities are bought and sold in the marketplace through a competitive bidding process often referred to as a "Dutch auction". If there is insufficient interest in the securities at the time of an auction, the auction may not be completed and the rates may be reset to predetermined higher "penalty" or "maximum" rates. Following such a failed auction, we would not be able to access our funds that are invested in the corresponding auction-rate securities until a future auction of these investments is successful, new buyers express interest in purchasing these securities in between reset dates, issuers establish a different form of financing to replace these securities, or final payments become due according to contractual maturities. Given the current negative liquidity conditions in the global credit markets, in February and March 2008 auctions failed for all of the

$25.3 million of auction-rate securities we held as of March 11, 2008, and as a result our ability to liquidate our investment and fully recover the carrying value of our investment in the near term may be limited or not exist. If future auctions fail and we believe we will not hold the security to maturity, we may in the future be required to record an impairment charge on these investments. We may similarly be required to record impairment charges if the ratings on any of these securities are reduced or if any of the issuers default on their obligations. In addition to impairment charges, any of these events could cause us to lose part or all of our investment in these securities. Any of these events could materially affect our results of operations and our financial condition. We currently believe these securities are not significantly impaired, primarily due to the AAA credit rating of the issuers and the government backing of the loans made by the issuers; however, it could take until the final maturity of the underlying notes (up to 30 years) to realize our investments' recorded value. Based on our expected operating cash flows, and our other sources of cash, we do not anticipate the potential lack of liquidity on these investments will affect our ability to execute our current business plan.

Contractual Obligations

        The following summarizes our contractual obligations at December 31, 2007 and the effect these contractual obligations are expected to have on our liquidity and cash flows in future periods (in thousands).

	Payments Due By Period
	Total	1 Year or Less	1 - 3 Years	After 3 Years
Operating leases	$6,401	$1,791	$3,151	$1,459

        These obligations are for noncancelable operating leases which relate primarily to the lease of our headquarters office in Redwood City, California and other offices to carry out sales, marketing, research and development, and services operations.

        Due to the uncertainty with respect to the timing of future cash flows associated with the Company's unrecognized tax benefits at December 31, 2007, the Company is unable to make reasonably reliable estimates of the period of cash settlement with the respective taxing authority. Therefore, $422,000 of unrecognized tax benefits have been excluded from the contractual obligations table. See Note 7 to the Consolidated Financial Statements for a discussion on income taxes.

Off-Balance Sheet Arrangements

        At December 31, 2007, we did not have any significant off-balance sheet arrangements, as defined in Item 303(a)(4)(ii) of Regulation S-K.

Recent Accounting Pronouncements

        In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements, which defines fair value, provides a framework for measuring fair value, and expands the disclosures required for fair value measurements. SFAS No. 157 applies to other accounting pronouncements that require fair value measurements; it does not require any new fair value measurements. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007 and is required to be adopted by us in the first quarter of fiscal 2008. Although the Company will continue to evaluate the application of SFAS No. 157, management does not currently believe adoption will have a material impact on the Company's results of operations or financial position.

        In February 2007, the FASB issued SFAS No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities". SFAS No. 159 permits companies to choose to measure certain financial instruments and certain other items at fair value. The standard requires that unrealized gains and losses on items for which the fair value option has been elected be reported in earnings. SFAS No. 159 is effective for the Company beginning in the first quarter of fiscal year 2008, although earlier adoption is permitted. The Company is currently evaluating the impact of adopting SFAS No. 159 on its consolidated financial statements.

        In December 2007 the FASB issued SFAS No. 141 (revised 2007), "Business Combinations." SFAS No. 141R will significantly change the accounting for business combinations in a number of areas, including the measurement of assets and liabilities acquired and the treatment of contingent consideration, contingencies, acquisition costs, in-process research and development and restructuring costs. In addition, under SFAS No. 141R, changes in deferred tax asset valuation allowances and acquired income tax uncertainties in a business combination after the measurement period will affect the income tax provision. SFAS No. 141R is effective for business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning after December 15, 2008, which means that it will be effective for our fiscal year beginning January 1, 2009. Early adoption is prohibited. The Company is currently evaluating the impact of adopting SFAS No. 141 on its consolidated financial statements.

        In December 2007 the FASB issued SFAS No. 160, "Noncontrolling Interests in Consolidated Financial Statements," which establishes accounting and reporting standards for the noncontrolling (minority) interest in a subsidiary and for the deconsolidation of a subsidiary. SFAS No. 160 is effective for business arrangements entered into in fiscal years beginning on or after December 15, 2008, which means that it will be effective for our fiscal year beginning January 1, 2009. Early adoption is prohibited. The Company is currently evaluating the impact of adopting SFAS No. 141 on its consolidated financial statements.

ITEM 7A.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

        Our financial results could be affected by factors such as changes in foreign currency exchange rates or weak economic conditions in foreign markets. As most sales are currently made in U.S. dollars, a strengthening of the dollar could make our products less competitive in foreign markets.

Interest Rate and Market Risk

        The primary objective of our investment activities is to preserve principal while at the same time maximizing the income we receive from our investments without significantly increasing risk. To achieve this objective, we invest our excess cash in a variety of securities, including government debt securities, municipal debt securities with an auction reset feature ("auction-rate securities"), corporate notes and bonds, commercial paper and money market funds meeting certain criteria. These securities are classified as available-for-sale and consequently are recorded on the balance sheet at fair value with unrealized gains or losses reported as a separate component of accumulated other comprehensive income (loss). Our holdings of the securities of any one issuer, except government agencies, do not exceed 10% of the portfolio. We do not utilize derivative financial instruments to manage our interest rate risks.

        As of December 31, 2007, we held $100 million in marketable securities (excluding cash and cash equivalents), which consisted primarily of government debt securities, auction-rate securities, corporate notes and bonds, and commercial paper. The weighted average interest rate of our portfolio was approximately 4.18% at December 31, 2007. A decline in interest rates over time would reduce our interest income from our marketable securities. A decrease in interest rates of 100 basis points would cause a corresponding decrease in our annual interest income of approximately $1.0 million.

        At March 11, 2008 and December 31, 2007 we had investments in AAA-rated auction-rate debt securities with various state student loan authorities of $25.3 million and $38.9 million, respectively. At the time of our initial investment and through the date of this Report, all of the securities we have invested in are rated AAA, the highest rating issued by a rating agency, and the student loans made by these authorities are substantially guaranteed by the federal government through the Federal Family Education Loan Program (FFELP). Auction-rate securities are long-term variable rate bonds tied to short-term interest rates and are classified as current assets. After the initial issuance of the securities, the interest rate on the securities is reset periodically, at intervals established at the time of issuance (e.g., every seven, twenty-eight, or thirty-five days; every six months; etc.), based on market demand for a reset period. Auction-rate securities are bought and sold in the marketplace through a competitive bidding process often referred to as a "Dutch auction". If there is insufficient interest in the securities at the time of an auction, the auction may not be completed and the rates may be reset to predetermined higher "penalty" or "maximum" rates. Following such a failed auction, we would not be able to access our funds that are invested in the corresponding auction-rate securities until a future auction of these investments is successful, new buyers express interest in purchasing these securities in between reset dates, issuers establish a different form of financing to replace these securities, or final payments become due according to contractual maturities. Given the current negative liquidity conditions in the global credit markets, in February and March 2008 auctions failed for all of the $25.3 million of auction-rate securities we held as of March 11, 2008, and as a result our ability to liquidate our investment and fully recover the carrying value of our investment in the near term may be limited or not exist. If future auctions fail and we believe we will not hold the security to maturity, we may in the future be required to record an impairment charge on these investments. We may similarly be required to record impairment charges if the ratings on any of these securities are reduced or if any of the issuers default on their obligations. In addition to impairment charges, any of these events could cause us to lose part or all of our investment in these securities. Any of these events could materially affect our results of operations and our financial condition. We currently believe these securities are not significantly impaired, primarily due to the AAA credit rating of the issuers and the government backing of the loans made by the issuers; however, it could take until the final maturity of the underlying notes (up to 30 years) to realize our investments' recorded value. Based on our expected operating cash flows, and our other sources of cash, we do not anticipate the potential lack of liquidity on these investments will affect our ability to execute our current business plan.

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

SUPPORTSOFT, INC.

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders of
SupportSoft, Inc.

        We have audited the accompanying consolidated balance sheets of SupportSoft, Inc. as of December 31, 2007 and 2006, and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 2007. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

        In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of SupportSoft, Inc. at December 31, 2007 and 2006, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2007, in conformity with U.S. generally accepted accounting principles.

        As discussed in Notes 1 and 7 to the consolidated financial statements, SupportSoft, Inc. changed its method of accounting for share-based payments as of January 1, 2006 and its method of accounting for uncertain tax positions as of January 1, 2007.

        We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of SupportSoft, Inc.'s internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 11, 2008 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP
San Jose, California March 11, 2008

SUPPORTSOFT, INC.

CONSOLIDATED BALANCE SHEETS

(in thousands except share and per share data)

	December 31,
	2007	2006
ASSETS
Current assets:
Cash and cash equivalents	$12,926	$15,369
Marketable securities	100,014	104,522
Accounts receivable, less allowance of $310 and $373 at December 31, 2007 and 2006, respectively	10,087	15,144
Prepaid expenses and other current assets	2,531	2,894

Total current assets	125,558	137,929

Property and equipment, net	2,086	937
Goodwill	9,792	9,792
Intangible assets, net	340	3,155
Other assets	682	792

Total assets	$138,458	$152,605

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$461	$331
Accrued compensation	2,320	2,112
Other accrued liabilities	3,421	3,813
Deferred revenue, less long-term portion	10,076	13,435

Total current liabilities	16,278	19,691
Deferred revenue—long-term portion	426	178
Other long-term liabilities	892	233

Total liabilities	17,596	20,102

Commitments and contingencies
Stockholders' equity:
Preferred stock; par value $0.0001, 5,000,000 shares authorized; no shares issued or outstanding	—	—
Common stock; par value $0.0001, 150,000,000 shares authorized; 46,012,109 issued and outstanding at December 31, 2007 and 44,587,720 issued and outstanding at December 31, 2006	5	4
Additional paid-in capital	212,188	202,440
Accumulated other comprehensive loss	(772)	(751)
Accumulated deficit	(90,559)	(69,190)

Total stockholders' equity	120,862	132,503

Total liabilities and stockholders' equity	$138,458	$152,605

See accompanying notes.

SUPPORTSOFT, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands except per share data)

	Years Ended December 31,
	2007	2006	2005
Revenue:
License fees	$15,780	$16,415	$32,737
Maintenance	16,084	15,672	14,317
Services	15,938	12,941	14,877

Total revenue	47,802	45,028	61,931

Costs and expenses:
Cost of license fees	218	499	555
Cost of maintenance	2,586	1,225	988
Cost of services	20,260	13,599	13,128
Amortization/write down of intangible assets	2,815	1,090	1,090
Research and development	9,441	9,247	11,185
Sales and marketing	30,410	23,336	25,159
General and administrative	9,296	10,163	8,618

Total costs and expenses	75,026	59,159	60,723

Income (loss) from operations	(27,224)	(14,131)	1,208
Interest income and other, net	6,526	6,383	3,619

Income (loss) before income taxes	(20,698)	(7,748)	4,827
Provision for income taxes	(671)	(487)	(402)

Net income (loss)	$(21,369)	$(8,235)	$4,425

Basic net income (loss) per share	$(0.47)	$(0.19)	$0.10

Shares used in computing basic net income (loss) per share	45,610	44,113	43,032

Diluted net income (loss) per share	$(0.47)	$(0.19)	$0.10

Shares used in computing diluted net income (loss) per share	45,610	44,113	44,519

See accompanying notes.

SUPPORTSOFT, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

(in thousands, except share data)

	Common Stock
			Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Defict	Total Stockholders' Equity
	Shares	Amount
Balances at December 31, 2004	42,675,528	$4	$193,851	$(618)	$(65,380)	$127,857
Components of comprehensive income:
Net income	—	—	—	—	4,425	4,425
Unrealized gain on investments	—	—	—	152	—	152
Foreign currency translation adjustment	—	—	—	(179)	—	(179)

Comprehensive income						4,398

Issuance of common stock upon exercise of stock options for cash	959,016	—	2,162	—	—	2,162
Issuance of common stock under employee stock purchase plan	185,129	—	899	—	—	899
Repurchase of common stock	(192,598)		(922)			(922)

Balances at December 31, 2005	43,627,075	$4	$195,990	$(645)	$(60,955)	$134,394
Components of comprehensive income:
Net loss	—	—	—	—	(8,235)	(8,235)
Unrealized gain on investments	—	—	—	63	—	63
Foreign currency translation adjustment	—	—	—	(169)	—	(169)

Comprehensive loss						(8,341)

Stock-based compensation expense			3,338			3,338
Issuance of common stock upon exercise of stock options for cash	807,967	—	2,600	—	—	2,600
Issuance of common stock under employee stock purchase plan	152,678	—	512	—	—	512

Balances at December 31, 2006	44,587,720	$4	$202,440	$(751)	$(69,190)	$132,503

Components of comprehensive income:
Net loss		—	—		(21,369)	(21,369)
Unrealized gain on investments	—	—	—	75	—	75
Foreign currency translation adjustment	—	—	—	(96)	—	(96)

Comprehensive loss						(21,390)

Stock-based compensation expense	—	—	4,943	—	—	4,943
Issuance of common stock upon exercise of stock options for cash	1,292,953	1	4,298	—	—	4,299
Issuance of common stock under employee stock purchase plan	131,436	—	507	—	—	507

Balances at December 31, 2007	46,012,109	$5	$212,188	$(772)	$(90,559)	$120,862

See accompanying notes.

SUPPORTSOFT, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Year Ended December 31,
	2007	2006	2005
Operating activities:
Net income (loss)	$(21,369)	$(8,235)	$4,425
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation	1,273	988	1,099
Stock-based compensation expense	4,943	3,338	—
Amortization of premiums and discounts on marketable securities	(1,062)	51	165
Amortization/write-down of intangible assets	2,815	1,090	1,090
Changes in assets and liabilities:
Accounts receivable, net	5,057	2,293	(7,843)
Prepaid expenses and other current assets	363	(443)	1,072
Other assets	110	(91)	(177)
Accounts payable	130	(700)	686
Accrued compensation	208	(556)	(87)
Other accrued liabilities	(392)	828	378
Other long-term liabilities	659	91	142
Deferred revenue	(3,111)	(1,416)	(1,612)
Other	(88)	(274)	(182)

Net cash used in operating activities	(10,464)	(3,036)	(844)

Investing activities:
Purchases of property and equipment	(2,422)	(964)	(963)
Purchases of marketable securities	(106,850)	(92,351)	(91,493)
Sales of marketable securities	40,549	58,500	37,200
Maturities of marketable securities	71,938	26,766	60,794

Net cash provided by (used in) investing activities	3,215	(8,049)	5,538

Financing activities:
Proceeds from issuances of common stock	4,806	3,112	3,061
Repurchase of common stock	—	—	(922)

Net cash provided by financing activities	4,806	3,112	2,139

Net increase (decrease) in cash and cash equivalents	(2,443)	(7,973)	6,833
Cash and cash equivalents at beginning of period	15,369	23,342	16,509

Cash and cash equivalents at end of period	$12,926	$15,369	$23,342

Supplemental schedule of cash flow information:
Income taxes paid	$274	$294	$293

See accompanying notes.

SUPPORTSOFT, INC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1. Organization and Summary of Significant Accounting Policies

  Nature of Operations

        SupportSoft, Inc. ("SupportSoft," "the Company," "We" or "Our"), was incorporated in the state of Delaware on December 3, 1997. SupportSoft provides software and services designed to make technology work. Our enterprise customers use our software to resolve technical problems for their customers efficiently and effectively, thereby improving customer satisfaction and reducing technical support costs. In addition to our enterprise solutions, we now provide premium technology support to consumers over the phone and the internet for a fee.

        Our headquarters is located in Redwood City, California and we maintain offices in several other cities in the United States. We have international operations in several countries.

  Basis of Presentation

        The consolidated financial statements include the accounts of SupportSoft and its wholly-owned subsidiaries. All significant intercompany transactions and balances have been eliminated.

  Foreign Currency Translation

        The functional currency of the Company's foreign subsidiaries is generally the local currency. Assets and liabilities of SupportSoft's wholly-owned foreign subsidiaries are translated from their respective functional currencies at exchange rates in effect at the balance sheet date, and revenues and expenses are translated at average exchange rates prevailing during the year. Any material resulting translation adjustments are reflected as a separate component of stockholders' equity in accumulated other comprehensive income or loss. Realized foreign currency transaction gains and losses were not material during the years ending December 31, 2007, 2006, and 2005.

  Use of Estimates

        The preparation of consolidated financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and the accompanying notes. Actual results could differ materially from these estimates.

  Reclassifications

        Certain amounts in the Consolidated Financial Statements and Notes to Consolidated Financial Statements for prior years have been reclassified to conform to current year's presentation. Net operating results have not been affected by these reclassifications.

  Concentrations of Credit Risk

        Financial instruments that potentially subject us to concentrations of credit risk consist principally of cash equivalents, marketable securities and trade accounts receivable. Our investment portfolio consists of investment grade securities. Except for obligations of the United States government and securities issued by agencies of the United States government, we diversify our investments by limiting our holdings with any individual issuer. We also limit the amount of credit risk exposure to any one country except the United States. We are exposed to credit risks in the event of default by the issuers to the extent of the amount recorded on the balance sheet. The credit risk in our trade accounts

SUPPORTSOFT, INC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 1. Organization and Summary of Significant Accounting Policies (Continued)

receivable is substantially mitigated by our credit evaluation process, reasonably short payment terms and because the Company sells its products primarily to large organizations in diversified industries.

  Trade Accounts Receivable and Allowance for Doubtful Accounts

        Trade accounts receivable are recorded at the invoiced amount. We perform evaluations of our customers' financial condition and generally do not require collateral. We make judgments as to our ability to collect outstanding receivables and provide allowances for the portion of receivables when collection becomes doubtful. Provisions are made based upon a specific review of all significant outstanding invoices. For those invoices not specifically provided for, provisions are recorded at differing rates, based upon the age of the receivable. In determining these percentages, we analyze our historical collection experience and current payment trends. If the historical data we use to calculate the allowance for doubtful accounts does not reflect the future ability to collect outstanding receivables, additional provisions for doubtful accounts may be needed and the future results of operations could be materially affected.

        The following table summarizes the allowance for doubtful accounts as of December 31, 2007, 2006 and 2005 (in thousands):

	Balance at Beginning of Period	Charged/ (Recovery) to Costs and Expenses	Write- offs	Balance at End of Period
Allowance for doubtful accounts:
Year ended December 31, 2005	$447	$(120)	$(31)	$296
Year ended December 31, 2006	296	138	(61)	373
Year ended December 31, 2007	373	(57)	(6)	310

        The following table lists customers representing greater than 10% of total account receivable, net as of December 31, 2007 and 2006:

	% of Total Accounts Receivable, Net Years Ended December 31,
	2007	2006
Customer A	—	15%
Customer B	12%	—
Customer C	11%	—
Customer D	11%	—

        Included in accounts receivable and deferred revenue at December 31, 2007 is approximately $1.1 million related to maintenance billings for customers who have elected to renew their maintenance contracts, but for which the maintenance period has not yet commenced.

SUPPORTSOFT, INC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 1. Organization and Summary of Significant Accounting Policies (Continued)

  Cash, Cash Equivalents and Marketable Securities

        All liquid instruments with an original maturity at the date of purchase of ninety days or less to be cash equivalents. Cash equivalents and marketable securities consist primarily of money market funds, commercial paper, auction rate securities, corporate bonds and notes and treasury bills issued by the United States government and its agencies. Our cash equivalents and marketable securities are classified as available-for-sale, and are reported at fair value with unrealized gains and losses included in accumulated other comprehensive income within stockholders' equity on the consolidated balance sheets. Realized gains and losses and declines in value judged to be other than temporary on available-for-sale securities are included in other income (expense), net in the consolidated statements of operations. SupportSoft recorded net unrealized gains (losses) on available-for-sale securities of $21,000 and ($54,000) as of December 31, 2007 and 2006, respectively. Realized gains and losses are recorded using the specific identification method and were immaterial during the years ending December 31, 2007, 2006, and 2005.

        We monitor our investments for impairment on a quarterly basis and determine whether a decline in fair value is other-than-temporary by considering factors such as current economic and market conditions, the credit rating of the security's issuer, the length of time an investment's fair value has been below our carrying value, and our ability and intent to hold investments to maturity. If an investment's decline in fair value is deemed to be other-than-temporary, we reduce its carrying value to its estimated fair value, as determined based on quoted market prices or liquidation values. Declines in value judged to be other-than-temporary, if any, are recorded in operations as incurred.

        The following is a summary of available-for-sale securities (in thousands):

	For the Year Ended December 31, 2007
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Cash	$3,298	$—	$—	$3,298
Money market fund	5,651	—	—	5,651
Commercial paper	28,300	18	(1)	28,317
Federal agencies	6,999	3	—	7,002
Corporate bonds	29,821	16	(15)	29,822
Auction rate securities	38,850	—	—	38,850

	$112,919	$37	$(16)	$112,940

Classified as:
Cash and cash equivalents	$12,926	$—	$—	$12,926
Marketable securities	99,993	37	(16)	100,014

	$112,919	$37	$(16)	$112,940

SUPPORTSOFT, INC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

        The following table summarizes the estimated fair value of our available-for-sale debt securities held in marketable securities classified by the stated maturity date of the security (in thousands):

	December 31,
	2007	2006
Due within one year	$58,165	$51,103
Due within two years	2,999	4,769
Due after three years	38,850	48,650

	$100,014	$104,522

        The gross unrealized losses related to the Company's portfolio of available-for-sale securities were primarily due to a decrease in the fair value of debt securities as result of an increase in interest rates during 2007. The Company has determined that the gross unrealized losses on its available-for-sale securities as of December 31, 2007 are temporary in nature. The Company has reviewed its investment portfolio to identify and evaluate investments that have indications of possible impairment. Factors considered in determining whether a loss is temporary include the magnitude of the decline in market value, the length of time the market value has been below cost (or adjusted cost), credit quality, and the Company's ability and intent to hold the securities for a period of time sufficient to allow for any anticipated recovery in market value.

SUPPORTSOFT, INC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 1. Organization and Summary of Significant Accounting Policies (Continued)

        The following table sets forth the unrealized losses for the Company investments as of December 31, 2007 (in thousands):

	In Loss Position Less Than 12 Months		In Loss Position More Than 12 Months		Total In Loss Position
Description	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Commercial paper	$6,945	$(1)	$—	$—	$6,945	$(1)
Corporate bonds	11,274	(15)	—	—	11,274	(15)

Total	$18,219	$(16)	$—	$—	$18,219	$(16)

  Property and Equipment

        Property and equipment is stated at cost, less accumulated depreciation which is determined using the straight-line method over the estimated useful lives of 2 years for computer equipment and software, 3 years for furniture and fixtures, and the shorter of the estimated useful lives or the lease term for leasehold improvements. Repairs and maintenance costs are expensed as incurred.

  Goodwill

        Goodwill resulted from the Company's acquisition of Core Networks on September 2, 2004. The Company applies the provisions of Statement of Financial Accounting Standards ("SFAS") No. 142, "Goodwill and Other Intangibles Assets," which prohibits the amortization of goodwill.

        We assess the impairment of goodwill annually or more often if events or changes in circumstances indicate that the carrying value may not be recoverable. A potential impairment is assessed at the entity level because we have only one reporting unit. An impairment loss would be recognized when the sum of the discounted future net cash flows expected to result from the use of the asset and its eventual disposition is less than its carrying amount. Such impairment loss would be measured as the difference between the carrying amount of the asset and its fair value. The estimate of cash flows is based upon, among other things, certain assumptions about expected future operating performance and an appropriate discount rate determined by our management. Our estimates of discounted cash flows may differ from actual cash flows due to, among other things, economic conditions, changes to the business model or changes in operating performance. At September 30, 2007 and 2006, we concluded our annual evaluation for impairment of goodwill and no impairment was recognized.

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

SUPPORTSOFT, INC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 1. Organization and Summary of Significant Accounting Policies (Continued)

respective carrying amounts. Impairment, if any, is based on the excess of the carrying amount over the fair value of those assets.

        In December 2007, we recognized a write-down of the intangible assets originally acquired from Core Networks in 2004, in accordance with SFAS No. 142. See Note 3 to the Consolidated Financial Statements.

  Revenue Recognition

        We recognize revenue in accordance with the American Institute of Certified Public Accountants' (AICPA) Statement of Position ("SOP") 97-2, Software Revenue Recognition, as amended by SOP 98-4 and SOP 98-9. License revenue is recognized when all of the following criteria are met:

  •
  Persuasive evidence of an arrangement exists;

  •
  Delivery has occurred;

  •
  Collection is considered probable; and

  •
  The fees are fixed or determinable.

        SupportSoft considers all arrangements with payment terms longer than 90 days, not to be fixed or determinable. If the fee is determined not to be fixed or determinable, revenue is recognized as payments become due from the customer. Revenue is recognized net of any applicable sales tax.

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

        We provide resellers with the right to distribute our software to end user customers. Generally, we recognize revenue from our arrangements with resellers when we receive persuasive evidence that the reseller has actually contracted to license the software to a named end user (sell-through), assuming all other criteria for revenue recognition have been met. The forms of sell-through acceptable to us include one or more of the following: i) a copy of the agreement or license between the reseller and the end user, ii) a purchase order from the end user to the reseller, iii) a written communication from

SUPPORTSOFT, INC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 1. Organization and Summary of Significant Accounting Policies (Continued)

the reseller specifically identifying the end user, or iv) delivery made directly by SupportSoft to the end user. Whether the license revenue is then recognized immediately or ratably depends upon the terms of the arrangements with the reseller regarding the sublicense (i.e. perpetual license or term license). If a reseller is not deemed creditworthy, revenue otherwise recognizable is deferred until cash is received.

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

        In connection with licensing arrangements we may also provide hosting of our own software, a service for which SupportSoft does not have VSOE. If hosting services are sold with perpetual licenses, license revenue is recognized ratably over the term of the hosting contract. Hosting revenue is also recognized ratably over the duration of the hosting contract. Consulting services sold in conjunction with arrangements that include licenses and hosting services are recognized ratably over the duration of the hosting term.

  Research and Development

        Research and development expenditures are charged to operations as incurred. Statement of Financial Accounting Standards No. 86, "Accounting for the Costs of Computer Software to Be Sold, Leased or Otherwise Marketed," requires the capitalization of certain software development costs subsequent to the establishment of technological feasibility. Based on SupportSoft's product development process, technological feasibility is established upon the completion of a working model. Costs incurred by SupportSoft between the completion of the working model and the point at which the product is ready for general release have been insignificant. Accordingly, SupportSoft has charged all such costs to research and development expense in the accompanying statements of operations. SupportSoft did not incur any cost related to software developed or for software obtained for internal use as defined in SOP 98-1.

  Sales Commissions

        Sales commissions are the incremental costs that are directly associated with non-cancelable contracts with customers and consist of commissions paid to the Company's sales personnel. If the customer contract is a perpetual license, the commission expense attributable to the license fees are recorded in the month license revenue is recognized. For term licenses and other ratable license arrangements, sales commissions are deferred and amortized over the non-cancelable terms of the related customer contracts, which are typically 12 to 36 months. The sales commissions, which are paid

SUPPORTSOFT, INC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 1. Organization and Summary of Significant Accounting Policies (Continued)

in the month following the time an order is consummated or when customer payment is received, are a direct and incremental cost of the revenue arrangements. The deferred commission amounts are recoverable through the future revenue streams under the non-cancelable customer contracts. Commissions payments made to sales personnel are non-refundable unless amounts due from a customer are determined to be uncollectible in which case commissions paid are generally recoverable by the Company.

  Advertising Costs

        Advertising costs are recorded as sales and marketing expense in the period in which they are incurred. Advertising expense was $3.4 million, $725,000, and $224,000 for the years ended December 31, 2007, 2006, and 2005, respectively.

  Net Income (Loss) Per Share

        Basic and diluted net income (loss) per share are presented in conformity with the Financial Accounting Standards Board's ("FASB") Statement of Financial Accounting Standards No. 128, "Earnings Per Share" ("FAS 128"), for all periods presented. Basic net income (loss) per share is computed using net income (loss) and the weighted average number of common shares outstanding during the reporting period. Diluted net income (loss) per share is computed using net income and the weighted average number of common shares outstanding, including the effect from the potential issuance of common stock such as stock issuable pursuant to the exercise of stock options using the treasury stock method when dilutive.

        The following table sets forth the computation of basic and diluted net income (loss) per share (in thousands, except per share amounts):

	Year Ended December 31,
	2007	2006	2005
Net income (loss)	$(21,369)	$(8,235)	$4,425

Basic:
Weighted-average shares of common stock outstanding	45,610	44,113	43,032

Shares used in computing basic net income per share	45,610	44,113	43,032

Basic net income (loss) per share	$(0.47)	$(0.19)	$0.10

Diluted:
Weighted-average shares of common stock outstanding	45,610	44,113	43,032
Add: Common equivalent shares outstanding	—	—	1,487

Shares used in computing diluted net income per share	45,610	44,113	44,519

Diluted net income (loss) per share	$(0.47)	$(0.19)	$0.10

SUPPORTSOFT, INC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 1. Organization and Summary of Significant Accounting Policies (Continued)

        For the years ended December 31, 2007 and 2006, the outstanding options were excluded from the computation of diluted net loss per share since their effect would have been anti-dilutive. For the year ended December 31, 2005, $6.9 million potential shares of common stock have been excluded from the computation of diluted net income per share because their effect would have been anti-dilutive. These shares were anti-dilutive because their exercise price exceeded the average market price during the year.

  Accumulated Other Comprehensive Loss

        The components of accumulated other comprehensive loss relate entirely to accumulated foreign currency translation losses and unrealized losses on available-for-sale securities. Accumulated currency translation losses were $793,000 and $697,000 as of December 31, 2007 and 2006, respectively, and accumulated unrealized gains (losses) on available-for-sale securities were $21,000 and ($54,000) as of December 31, 2007 and 2006, respectively.

  Stock-Based Compensation

        On January 1, 2006, the Company adopted Statement of Financial Accounting Standards No. 123 (revised 2004), "Share-Based Payment," ("SFAS 123R") which requires the measurement and recognition of compensation expense for all stock-based payment awards, including employee stock options and employee stock purchases, made to employees and directors based on estimated fair values. Prior to January 1, 2006, the Company accounted for stock-based payments to employees using the intrinsic value method under APB Opinion No. 25, as permitted by SFAS 123R, and, as such, generally recognized no compensation cost for employee stock options or employees stock purchases in its financial statements.

        SupportSoft elected the modified prospective transition method for adopting SFAS 123R which required the application of the accounting standard as of January 1, 2006, the first day of the Company's 2006 fiscal year. Under this transition method, compensation cost includes the applicable amounts of: (a) compensation cost for all stock-based payments granted prior to, but not yet vested, as of December 31, 2005 based on the grant-date fair value estimated in accordance with the original provisions of SFAS 123 and previously presented in the pro-forma footnote disclosures, and (b) compensation cost of all stock-based payments granted subsequent to January 1, 2006 based on the grant-date fair value estimated in accordance with the new provisions of SFAS 123R. Prior periods have not been restated to reflect the impact of SFAS 123R.

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

SUPPORTSOFT, INC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 1. Organization and Summary of Significant Accounting Policies (Continued)

        Expected Term: The Company's expected term represents the period that the Company's stock options are expected to be outstanding and is determined based on historical experience of similar stock options considering the contractual terms of the stock options, vesting schedules and expectations of future employee behavior.

        Expected Volatility: The Company's expected volatility represents the amount by which the stock price is expected to fluctuate throughout the period that the stock option is outstanding. The Company bases its expected volatility on a weighted average calculation combining both historical and implied volatilities as it believes that this combination is more representative of future stock price trends than historical volatility alone. The implied volatility factor included in this computation is based upon traded options on the Company's stock.

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

        Expected Dividend: The Company uses a dividend yield of zero, as it has never paid cash dividends and does not expect to pay dividends in the future.

        The fair value of the Company's stock-based awards was estimated using the following assumptions for the years ended December 31, 2007, 2006 and 2005:

	Stock Option Plan			Employee Stock Purchase Plan
	2007	2006	2005	2007	2006	2005
Risk-free interest rate	4.1%	4.8%	4.1%	4.7%	4.7%	3.1%
Expected term (in years)	4.0	3.9	4.0	0.5 to 2.0	0.5 to 2.0	0.5 to 2.0
Volatility	51.3%	53.5%	70.9%	54.1%	54.1%	74.6%
Estimated forfeitures	8.4%	8.0%	0%	8.0%	8.0%	0%
Expected dividend	0%	0%	0%	0%	0%	0%
Weighted average fair value	$2.14	$2.01	$2.75	$1.66	$1.66	$2.83

  Tax Effects of Stock-Based Payments

        On November 10, 2005, the Financial Accounting Standards Board (FASB) issued FASB Staff Position No. SFAS-123R-3 "Transition Election Related to Accounting for Tax Effects of Share-Based Payment Awards" which provides for an alternative transition method to calculate the tax effects of stock-based compensation expense pursuant to SFAS 123R. We adopted the alternative transition method provided in the FASB Staff Position for calculating the tax effects of stock-based compensation pursuant to SFAS 123(R) in the fourth quarter of fiscal 2006. The alternative transition method includes simplified methods to establish the beginning balance of the additional paid-in capital pool (APIC pool) related to the tax effects of employee stock-based compensation, and to determine the subsequent impact on the APIC pool and Consolidated Statements of Cash Flows of the tax effects of employee stock-based compensation awards that are outstanding upon adoption of SFAS 123(R). The adoption did not have a material impact on our results of operations and financial condition.

SUPPORTSOFT, INC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 1. Organization and Summary of Significant Accounting Policies (Continued)

  Stock-based Compensation Expense

        The Company recorded the following stock-based compensation expense for the fiscal years ended December 31, 2007 and 2006, (in thousands). There was no stock-based compensation expense recognized for the year ended December 31, 2005.

	For the Year Ended December 31,
	2007	2006
Stock option compensation expense recognized in:
Cost of services	$717	$256
Cost of maintenance	76	36
Research and development	484	316
Sales and marketing	1,838	774
General and administrative	1,688	1,572

	4,803	2,954

ESPP compensation expense recognized in:
Cost of services	40	80
Cost of maintenance	4	7
Research and development	25	106
Sales and marketing	48	125
General and administrative	23	66

	140	384

Stock-based compensation expense included in total costs and expenses	$4,943	$3,338

        For the year ended December 31, 2006, there was $238,000, of stock-based compensation expense related to the acceleration of the stock options awarded to the Company's former chief executive officer in connection with a transition agreement dated March 12, 2006. Pursuant to the terms of this agreement, provided the former CEO remained an employee of the Company, on the date the Board of Directors appointed a new CEO, all then outstanding and unvested options would be immediately vested. A new CEO was appointed on April 6, 2006 and vesting of 115,625 shares was accelerated. As a result of adopting SFAS 123R, the Company's loss before income taxes and net loss for the year ended December 31, 2006 was $3.3 million higher than if it had continued to account for share-based compensation under APB 25. Basic and diluted loss per share for the year ended December 31, 2006 would have been $0.08 lower if the Company had not adopted SFAS 123R.

        Net cash proceeds from the exercise of stock options were $4.3 million, $2.6 million and $2.2 million for the years ended December 31, 2007, 2006 and 2005, respectively. No income tax benefit was realized from stock option exercises during the year ended December 31, 2007. In accordance with SFAS 123R, we present excess tax benefits from the exercise of stock options, if any, as financing cash flow.

SUPPORTSOFT, INC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 1. Organization and Summary of Significant Accounting Policies (Continued)

        The table below reflects the net loss and loss per share for the year ended December 31, 2007 and 2006 compared with the pro-forma information for the years ended December 31, 2005 (in thousands):

	2007		2006		2005
Net income—as reported for the prior period(1)	$	N/A	$	N/A	$4,425
Stock-based compensation expense relating to:
Stock options(2)		(4,803)		(2,953)	(20,540)
ESPP stock purchases(2)		(140)		(385)	(575)
Net income (loss), including the effect of stock-based compensation expense(3)		$(21,369)		$(8,235)	$(16,690)
Basic net income per share—as reported for the prior period		N/A		N/A	$0.10
Basic net income (loss) per share—pro-forma, including the effect of stock-based compensation		$(0.47)		$(0.19)	$(0.39)
Diluted net income per share—as reported for the prior period		N/A		N/A	$0.10
Diluted net income (loss) per share—pro-forma, including the effect of stock-based compensation		$(0.47)		$(0.19)	$(0.39)

    (1)
    Net income and net income per share prior to January 1, 2006 did not include stock-based compensation expense for stock options and employee stock purchases under SFAS 123R because the Company had not adopted the recognition provisions of SFAS 123R.

    (2)
    Stock-based compensation expense prior to January 1, 2006 is calculated based on the pro-forma application of SFAS 123R.

    (3)
    Net income and net income (loss) per share prior to fiscal 2006 represents pro-forma information based on SFAS 123.

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

SUPPORTSOFT, INC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 1. Organization and Summary of Significant Accounting Policies (Continued)

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

  Warranties and Indemnifications

        The Company generally provides a warranty for its software products and services to its customers and accounts for its warranties under the FASB's Statement of Financial Accounting Standards No. 5, "Accounting for Contingencies" ("FAS No. 5"). Our standard warranty period is 90 days, but warranty periods can sometimes be longer and vary from customer to customer. In the event there is a breach of such warranties, SupportSoft generally is obligated to correct the product or service to conform to the warranty provision or, if SupportSoft is unable to do so, the customer is entitled to seek a refund of the purchase price of the product or service. In certain contracts a material breach of warranty may involve penalties payable to the customer. SupportSoft did not provide for a warranty accrual as of December 31, 2007 and 2006. To date, SupportSoft's product warranty expense has not been significant.

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

  Segment Information

        Through December 31, 2007, the Company conducted its business in one segment: providing software and related services that automate the resolution of technology problems. Revenue from customers located outside the United States was approximately $11.4 million, $10.3 million, and $12.9 million for the years ended December 31, 2007, 2006, and 2005, respectively.

SUPPORTSOFT, INC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 1. Organization and Summary of Significant Accounting Policies (Continued)

        Sales by the Company to customers in different geographic areas, expressed as a percentage of revenue, for the periods ended were:

	Year Ended December 31,
	2007	2006	2005
Americas	78%	78%	80%
Asia Pacific	3	1	1
Europe	19	21	19

Total	100%	100%	100%

        We had sales to one customer that represented greater than 10% of our total revenue for the year ended December 31, 2007. That customer represented 18% of total revenue. No single customer represented greater than 10% of total revenue for the years ended December 31, 2006 and 2005.

  Recent Accounting Pronouncements

        In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements, which defines fair value, provides a framework for measuring fair value, and expands the disclosures required for fair value measurements. SFAS No. 157 applies to other accounting pronouncements that require fair value measurements; it does not require any new fair value measurements. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007 and is required to be adopted by us in the first quarter of fiscal 2008. Although the Company will continue to evaluate the application of SFAS No. 157, management does not currently believe adoption will have a material impact on the Company's results of operations or financial position.

        In February 2007, the FASB issued SFAS No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities". SFAS No. 159 permits companies to choose to measure certain financial instruments and certain other items at fair value. The standard requires that unrealized gains and losses on items for which the fair value option has been elected be reported in earnings. SFAS No. 159 is effective for the Company beginning in the first quarter of fiscal year 2008, although earlier adoption is permitted. The Company is currently evaluating the impact of adopting SFAS No. 159 on its consolidated financial statements.

        In December 2007 the FASB issued SFAS No. 141 (revised 2007), "Business Combinations." SFAS No. 141R will significantly change the accounting for business combinations in a number of areas, including the measurement of assets and liabilities acquired and the treatment of contingent consideration, contingencies, acquisition costs, in-process research and development and restructuring costs. In addition, under SFAS No. 141R, changes in deferred tax asset valuation allowances and acquired income tax uncertainties in a business combination after the measurement period will affect the income tax provision. SFAS No. 141R is effective for business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning after December 15, 2008, which means that it will be effective for our fiscal year beginning January 1, 2009. Early adoption is prohibited. The Company is currently evaluating the impact of adopting SFAS No. 141 on its consolidated financial statements.

SUPPORTSOFT, INC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 1. Organization and Summary of Significant Accounting Policies (Continued)

        In December 2007 the FASB issued SFAS No. 160, "Noncontrolling Interests in Consolidated Financial Statements," which establishes accounting and reporting standards for the noncontrolling (minority) interest in a subsidiary and for the deconsolidation of a subsidiary. SFAS No. 160 is effective for business arrangements entered into in fiscal years beginning on or after December 15, 2008, which means that it will be effective for our fiscal year beginning January 1, 2009. Early adoption is prohibited. The Company is currently evaluating the impact of adopting SFAS No. 141 on its consolidated financial statements.

Note 2. Property and Equipment

        Property and equipment are stated at cost and consist of the following (in thousands):

	December 31,
	2007	2006
Computer equipment and software	$4,110	$10,426
Furniture and office equipment	897	658
Leasehold improvements	1,172	337

	6,179	11,421
Accumulated depreciation	(4,093)	(10,484)

	$2,086	$937

        Depreciation expense was $1.3 million, $988,000, and $1.1 million, for the years ended December 31, 2007, 2006, and 2005, respectively.

Note 3. Intangible assets

        Amortization expense related to amortizable intangible assets was $1.1 million in each of the years ended December 31, 2007, 2006, and 2005. Effective December 31, 2007, we ceased actively selling certain products we had previously acquired from Core Networks in 2004. In connection with this action and a re-evaluation of all of the Core Network intangible assets, we recognized an impairment loss of approximately $1.7 million in the fourth quarter of 2007. An impairment loss was recognized because the sum of the discounted future net cash flows expected to result from the use of the assets was less than the carrying amounts. Such impairment loss was measured as the difference between the carrying amounts of the assets and their fair value. After recognition of the impairment loss, the intangible asset at December 31, 2007 was $90,000 and has a remaining useful life of 9 months.

        In December 2006, the Company acquired the use of a toll-free telephone number for cash consideration of $250,000. This asset has an indefinite useful life. The intangible asset will be tested for impairment annually or more often if events or changes in circumstances indicate that the carrying value may not be recoverable.

SUPPORTSOFT, INC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 3. Intangible assets (Continued)

        The following table summarized the components of intangible assets (in thousands).

	Years as of December 31,
	2007	2006
Amortizable intangible assets	$90	$5,519
Accumulated amortization	—	(2,614)
Indefinite-life intangible assets	250	250

Total intangible assets, net	$340	$3,155

Note 4. Commitments and Contingencies

        Headquarters office lease.    In November 2006, the Company entered into a noncancelable lease agreement for its new headquarters office facility located in Redwood City, California. The lease commenced on January 1, 2007 and ends on July 31, 2012. The annual fixed rents are $760,000, $783,000, $783,000, $805,000 and $483,000 for the years ended 2008, 2009, 2010, 2011 and 2012, respectively, as long as the Company is not in default under the term of the lease. In addition to base rent, commencing on the first anniversary of the lease and for each year thereafter, the Company will pay as additional rent, with an amount equal to its proportionate share, or 27% initially, of the amount exceeding the landlord's operating expenses incurred in calendar 2007. The Company issued an unsecured irrevocable standby letter of credit of $400,000 to the landlord as a security deposit under the lease. If the Company is not then in default under the lease, the deposit amount may be reduced to $300,000 on February 1, 2009, $200,000 on February 1, 2010, and $100,000 on February 1, 2011.

        Other facility leases.    The Company leases its facilities under noncancelable operating lease agreements, which expire at various dates through 2012. Facility rent expense pursuant to all operating lease agreements was approximately $2.1 million, $1.5 million, and $1.8 million for the years ended December 31, 2007, 2006, and 2005, respectively.

        As of December 31, 2007, minimum payments due under all noncancelable lease agreements including our new headquarters lease were as follows (in thousands):

Years ending December 31,	Operating Leases
2008	$1,791
2009	1,607
2010	1,544
2011	976
2012	483

Total minimum lease and principal payments	$6,401

  Tax contingencies

        We are required to make periodic filings in the jurisdictions where we are deemed to have a presence for tax purposes. We have undergone audits in the past and have paid assessments arising from these audits. To date, such amounts have not been material. We evaluate estimated losses that

SUPPORTSOFT, INC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 4. Commitments and Contingencies (Continued)

could arise from similar assessments in accordance with Statement of Financial Accounting Standard No. 5, "Accounting for Contingencies." We consider such factors as the degree of probability of an unfavorable outcome and the ability to make a reasonable estimate of the amount of loss.

  Legal contingencies

        White v Basu et al. was dismissed with prejudice in February 2008. This matter was a derivative shareholder complaint filed in the Superior Court of the State of California for the County of San Mateo. This complaint was filed on behalf of the Company as a nominal plaintiff against certain of our directors and former directors and alleged that the director defendants harmed the Company by making or permitting the Company to make false and misleading statements between January 20, 2004 and October 1, 2004. On October 4, 2006, the court denied the defendants' demurrer to the plaintiffs' First Amended Complaint. Plaintiffs filed a Second Amended Complaint on October 27, 2006, which the defendants answered on November 6, 2006. In September, 2007, the parties reached an agreement in principle to settle the lawsuit. The court approved the settlement and dismissed the lawsuit with prejudice on February 15, 2008. The settlement was fully funded by insurance.

        In November 2001, a class action lawsuit was filed against us, two of our former officers, and certain underwriters in the United States District Court for the Southern District of New York. The lawsuit alleged that our registration statement and prospectus dated July 18, 2000 for the issuance and initial public offering of 4,250,000 shares of our common stock contained material misrepresentations and/or omissions related to alleged inflated commissions received by the underwriters of the offering. The lawsuit seeks unspecified damages as well as interest, fees and costs. Similar complaints have been filed against 55 underwriters and more than 300 other companies and other individual officers and directors of those companies. All of the complaints against the underwriters, issuers and individuals have been consolidated for pre-trial purposes before U.S. District Court Judge Scheindlin of the Southern District of New York. On June 26, 2003, the plaintiffs announced that a proposed settlement between the issuer defendants and their directors and officers had been reached. Under the proposed settlement, which is subject to court approval, our insurance carrier would be responsible for any payments other than attorneys' fees prior to June 1, 2003. A final settlement approval hearing on the proposed issuer settlement was held on April 24, 2006. The district court took the matter under submission. Meanwhile the consolidated case against the underwriters has proceeded. On October 13, 2004, the district court certified a class in the underwriters' proceeding. On December 5, 2006, however, the Second Circuit reversed, holding that the proposed class could not be certified, and denied a petition for rehearing on April 6, 2007. On June 25, 2007, the district court entered a stipulated order terminating the proposed issuer settlement. Plaintiffs are proceeding with discovery as to underwriters and issuers, although principally with respect to focus or test cases that do not name the Company as a defendant. The court set a briefing schedule for a new class certification motion, which is expected to be heard in early 2008. While we cannot predict with certainty the outcome of the litigation or whether the settlement will be approved, we believe we and our officers have meritorious defenses to the claims in the litigation.

        We are also subject to other routine legal proceedings, as well as demands, claims and threatened litigation, that arise in the normal course of our business, including assertions that we may be infringing patents or other intellectual property rights of others. We currently do not believe that the ultimate amount of liability, if any, for any pending claims of any type (alone or combined) will materially affect our financial position, results of operations or cash flows. The ultimate outcome of any litigation is

SUPPORTSOFT, INC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 4. Commitments and Contingencies (Continued)

uncertain, however, and either unfavorable or favorable outcomes could have a material negative impact on our financial condition and operating results. Regardless of outcome, litigation can have an adverse impact on us because of defense costs, negative publicity, diversion of management resources and other factors.

Note 5. Restructuring Obligations and Other Charges

        In 2007, the Company implemented a reduction in workforce to align its cost structure with anticipated revenue. The Company reduced its workforce by 41 employees, or approximately 12% of its workforce at that time. As a result, the Company recorded a restructuring charge of $1.2 million in 2007. The restructuring charge was primarily comprised of severance costs and other personnel-related termination costs. Restructuring expenses included in the Consolidated Statements of Operations were $82,000 for cost of maintenance, $240,000 for cost of services, $160,000 for research and development, $679,000 for sales and marketing and $28,000 for general and administrative. Cash payments of $741,000 were made against those obligations in 2007. The remaining balance of $577,000 is expected to be paid in the first half of 2008.

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

        In 2005, the Company implemented a restructuring that included the termination of 27 employees, or approximately 10% of its workforce at that time, and closure of various offices worldwide. As a result, the Company recorded a restructuring chares of $645,000 in 2005. All of the employees were terminated as of December 31, 2005. Restructuring expenses included in the Consolidated Statements of Operations were $76,000 for cost of services, $67,000 for research and development, $407,000 for sales and marketing and $95,000 for general and administrative.

SUPPORTSOFT, INC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 5. Restructuring Obligations and Other Charges (Continued)

        The following table summarizes activity associated with the restructuring and related expenses incurred for the years ended December 31, 2007, 2006 and 2005 (in thousands):

	Severance(1)	Facilities(2)	Total
Restructuring costs incurred in 2005	$456	$189	$645
Cash payments	(346)	(34)	(380)

Restructuring obligations, December 31, 2005	$110	$155	$265
Restructuring costs incurred in 2006	817	—	817
Cash payments	(799)	(155)	(954)

Restructuring obligations, December 31, 2006	$128	$—	$128
Restructuring costs incurred in 2007	1,179	11	1,190
Cash payments	(731)	(10)	(741)

Restructuring obligations, December 31, 2007	$576	$1	$577

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

Note 6. Stockholders' Equity

  Common Stock

        At December 31, 2007, SupportSoft has reserved 15,630,016 and 1,776,728 shares of common stock for issuance pursuant to stock option and employee stock purchase plans, respectively.

        On April 27, 2005, the Company's board of directors authorized the repurchase of up to 2,000,000 outstanding shares of the Company's common stock. In the second quarter of 2005, the Company repurchased 192,598 shares of outstanding common stock at a cost of $922,294 or an average cost of $4.76 per share. There were no repurchases in 2006 or 2007. Therefore, as of December 31, 2007, the maximum number of shares remaining that can be repurchased under this program was 1,807,402.

  Stock Option Plans

        During fiscal 1998, SupportSoft adopted the 1998 Stock Option Plan (the "Plan"). Under this Plan, up to 9,424,434 shares of SupportSoft's common stock may be granted as options or sold to eligible participants. Under the Plan, options to purchase common stock may be granted at no less than 85% of the fair value on the date of the grant (110% of fair value in certain instances), as determined by the Board of Directors. Options under the Plan can be immediately exercisable at the Board of Directors' discretion; however, shares issued are subject to SupportSoft's right to repurchase such shares at the original issuance price, which lapses in a series of installments measured from the vesting commencement date of the option.

SUPPORTSOFT, INC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 6. Stockholders' Equity (Continued)

        In February 2000, the Board of Directors approved SupportSoft's 2000 Omnibus Equity Incentive Plan (the "2000 Incentive Plan"). A total of 4,000,000 shares of common stock were initially reserved for issuance to eligible participants under the 2000 Incentive Plan. On January 1 of each year, the number of shares reserved automatically increases by the lesser of 2,000,000 shares, 5% of outstanding shares, or an amount determined by the board of directors. On January 1, 2007, the shares reserved under the 2000 Incentive Plan were automatically increased by 2,000,000 shares. Under both of SupportSoft's option plans, options generally vest over a 48-month period from the date of grant and have a maximum term of 10 years. In the fourth quarter of 2005, SupportSoft began issuing only non-statutory options with a contractual term of 7 years.

        As of December 31, 2007, we had approximately 2.9 million shares of common stock reserved for future issuance under both of these stock option plans.

        The following table represents stock option activity for the years ended December 31, 2005, 2006, and 2007:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value (in '000's)
Outstanding options at December 31, 2004	10,472,689	$6.65	8.04	$16,675
Granted	2,209,385	$4.90
Exercised	(959,016)	$2.25
Forfeited	(1,598,920)	$8.05

Outstanding options at December 31, 2005	10,124,138	$6.46	7.37	$3,573
Granted	7,102,965	$4.44
Exercised	(807,967)	$4.71
Forfeited	(2,838,262)	$7.64

Outstanding options at December 31, 2006	13,580,874	$5.33	6.44	$13,048
Granted	3,291,254	$4.89
Exercised	(1,292,953)	$3.33
Forfeited	(2,840,410)	$7.36

Outstanding options at December 31, 2007	12,738,765	$4.98	5.82	$3,377

Options vested and expected to vest	12,710,315	$4.98	5.82	$3,371

Exercisable December 31, 2007	5,920,921	$5.46	5.60	$1,954

        The aggregate intrinsic value in the table above represents the total pre-tax intrinsic value that would have been received by the option holders had they all exercised their options on December 31, 2007, 2006, and 2005. This amount will change based on the fair market value of the Company's stock. The total aggregate intrinsic value of options exercised under the Company's stock options plans was $7.4 million for the year ended December 31, 2007. The total fair value of options vested is $4.7 million as of December 31, 2007.

SUPPORTSOFT, INC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 6. Stockholders' Equity (Continued)

        At December 31, 2007, there was $16.0 million of unrecognized compensation cost related to existing options outstanding which is expected to be recognized over a weighted average period of 3.0 years.

Employee Stock Purchase Plan

        In February 2000, the Board of Directors approved SupportSoft's 2000 Employee Stock Purchase Plan (the "2000 Purchase Plan"). A total of 2,000,000 shares of common stock were initially reserved for issuance under the 2000 Purchase Plan. On January 1 of each year, the number of shares reserved automatically increases by the lesser of 2,000,000 shares, 3% of the outstanding shares, or an amount determined by the Board of Directors. In 2007, the Board of Directors elected to have zero shares added to the 2000 Purchase Plan. The 2000 Purchase Plan permits eligible employees to acquire shares of SupportSoft's common stock through periodic payroll deductions of up to 15% of total compensation. Purchases occur on the last day of each January and July following the end of each six-month purchase period. The price at which the common stock may be purchased is 85% of the lesser of the fair market value of SupportSoft's common stock at the beginning of the applicable offering period or the end of the applicable purchase period. Beginning August 1, 2006, the offering period for all new participants in the 2000 Purchase Plan was reduced to six months. Prior to August 1, 2006, all participants were enrolled in offering periods which could last up to 24 months and contained up to four separate purchase periods.

        As of December 31, 2007, we had approximately 1.8 million shares of common stock reserved for future issuance under this ESPP plan.

Note 7. Income Taxes

        The components of our income (loss) before income taxes are as follows (in thousands):

	Years Ended December 31,
	2007	2006	2005
United States	$(22,143)	$(9,514)	$3,870
Foreign	1,445	1,766	957

Total	$(20,698)	$(7,748)	$4,827

SUPPORTSOFT, INC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 7. Income Taxes (Continued)

        The provision for income taxes consisted of the following (in thousands):

	Years Ended December 31,
	2007	2006	2005
Current:
Federal	$—	$—	$—
State	15	—	(3)
Foreign	592	395	263

Total current	607	395	260
Deferred:
Foreign	64	92	142

Total provision for income taxes	$671	$487	$402

        The reconciliation of the federal statutory income tax rate to the Company's effective income tax rate is as follows (in thousands):

	Years Ended December 31,
	2007	2006	2005
Provision at federal statutory rate	$(7,243)	$(2,712)	$1,689
State taxes	10	—	(3)
Permanent differences/other	46	35	72
Stock-based compensation	46	(4)	(472)
Federal valuation allowance (utilized)/provided	7,662	3,089	(954)
Foreign rate differential	150	79	70

Provision for income taxes	$671	$487	$402

        Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax

SUPPORTSOFT, INC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 7. Income Taxes (Continued)

purposes. Significant components of the Company's deferred tax assets and liabilities are as follows (in thousands):

	December 31,
	2007	2006
Deferred tax assets:
Accruals and reserves	$3,321	$1,743
Capitalized research and development	4	5
Deferred revenue	232	829
Net operating loss carryforwards	24,904	18,045
Research and development tax credits	4,147	3,973
Capitalized research and development	37	45
Intangible assets	3,225	2,647
Fixed assets	338	293

Gross deferred tax assets	36,208	27,580
Valuation allowance	(36,005)	(27,378)

Total deferred tax assets	203	202
Intangible assets	(501)	(436)

Total deferred tax liabilities	(501)	(436)

Net deferred tax liabilities	$(298)	$(234)

        The Financial Accounting Standards Board's Statement of Financial Accounting Standards No. 109 "Accounting for Income Taxes" provides for the recognition of deferred tax assets if realization of such assets is more likely than not to occur. Based upon the weight of available evidence, which includes its historical operating performance, reported cumulative net losses since inception and difficulty in accurately forecasting its results, the Company provided a full valuation allowance against its net deferred tax assets. The Company reassesses the need for its valuation allowance on a quarterly basis.

        The net valuation allowance increased by approximately $8.6 million, and $3.8 million, during the years ended December 31, 2007, and 2006, respectively.

        As of December 31, 2007, the Company had federal and state net operating loss carryforwards of approximately $67.0 million and $46.2 million, respectively. The Company also had federal and state research and development credit carryforwards of approximately $2.3 million and $2.4 million, respectively. The federal net operating loss and credit carryforwards will expire at various dates beginning in 2018 through 2027, if not utilized. The state net operating loss carryforwards will expire at various dates beginning in 2008 through 2017, if not utilized. The state research and development credit carryforwards do not have an expiration date.

        Utilization of the net operating loss carryforwards and credits may be subject to substantial annual limitation due to the ownership change limitations provided by the Internal Revenue Code of 1986, as amended, and similar state provisions. The annual limitation may result in the expiration of net operating losses and credits before utilization.

SUPPORTSOFT, INC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 7. Income Taxes (Continued)

        The Company's India based subsidiary was granted a tax holiday related to its research and development activities. The tax holiday expires in 2008. The tax holiday had an immaterial impact on the current year financial statements.

        Cumulative unremitted foreign earnings that are considered to be indefinitely reinvested outside the United States and on which no U.S. taxes have been provided were approximately $4.1 million at December 31, 2007. If such earnings were distributed, the Company would not accrue any additional taxes due to the full valuation allowance against its deferred tax assets.

        Effective January 1, 2007, the Company adopted Financial Accounting Standards Interpretation, or FIN, No. 48, "Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109." FIN No. 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of uncertain tax positions taken or expected to be taken in a company's income tax return, and also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. FIN No. 48 utilizes a two-step approach for evaluating uncertain tax positions accounted for in accordance with SFAS No. 109, "Accounting for Income Taxes" (SFAS No. 109). Step one, "Recognition", requires a company to determine if the weight of available evidence indicates that a tax position is more likely than not to be sustained upon audit, including resolution of related appeals or litigation processes, if any. Step two, "Measurement", is based on the largest amount of benefit, which is more likely than not to be realized on ultimate settlement. The cumulative effect of adopting FIN No. 48 on January 1, 2007 is recognized as a change in accounting principle, recorded as an adjustment to the opening balance of retained earnings on the adoption date.

        As a result of FIN No. 48 implementation, there was no change in the liability for unrecognized tax benefits related to tax positions taken in prior periods. In 2007, the Company reclassified $312,000 from current taxes payables to long-term taxes payable as FIN 48 specifies that tax positions for which the timing of the ultimate resolution is uncertain should be recognized as long-term liabilities.

        A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows (in thousands):

Balance at January 1, 2007	$1,844
Additions based on tax positions related to the current year	171
Reductions resulting from lapse of a statue of limitations	(10)
Settlements	—

Balance at December 31, 2007	$2,005

        The Company's total amounts of unrecognized tax benefits that, if recognized, would affect its effective tax rate is $311,000 and $422,000 as of January 1, 2007 and December 31, 2007, respectively.

        Upon adoption of FIN 48, the Company's policy to include interest and penalties related to unrecognized tax benefits within the Company's provision for (benefit from) income taxes did not change. The Company had $23,000 and $40,000 accrued for payment of interest and penalties related to unrecognized tax benefit as of January 1, 2007 and December 31, 2007, respectively. The Company recognized $17,000 of interest and penalties related to unrecognized tax benefits income taxes during the year.

SUPPORTSOFT, INC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 7. Income Taxes (Continued)

        As of December 31, 2007, the amount of recognized tax benefit where it is reasonably possible that a significant change may occur in the next 12 months is approximately $12,000. The change would result from expiration of a statute of limitations in a foreign jurisdiction.

        The tax years 1997 to 2006 remain open in several jurisdictions, none of which has individual significance.

Note 8. Quarterly Financial Information (Unaudited)

        Selected quarterly financial information for 2007 and 2006 is as follows:

	Fiscal Year 2007 Quarter Ended
	Mar. 31, 2007	June 30, 2007	Sept. 30, 2007	Dec. 31, 2007
	(in thousands, except per share data)
Statements of Operations Data:
License fees	$3,248	$5,891	$2,586	$4,055
Maintenance	3,923	3,910	4,201	4,050
Services	3,255	3,632	4,536	4,515
Total revenue	10,426	13,433	11,323	12,620
Cost of license fees	38	52	52	76
Cost of maintenance	638	661	630	657
Cost of services	4,483	5,170	5,279	5,328
Amortization/write-down of intangible assets	272	272	272	1,999
Research and development	2,271	2,434	2,366	2,370
Sales and marketing	7,460	8,662	6,959	7,329
General and administrative	2,524	2,501	2,211	2,060
Loss from operations	(7,260)	(6,319)	(6,446)	(7,199)
Net loss	(5,622)	(4,919)	(5,022)	(5,806)
Basic net loss per share	$(0.13)	$(0.11)	$(0.11)	$(0.13)
Diluted net loss per share	$(0.13)	$(0.11)	$(0.11)	$(0.13)

SUPPORTSOFT, INC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 8. Quarterly Financial Information (Unaudited) (Continued)

	Fiscal Year 2006 Quarter Ended
	Mar. 31, 2006	June 30, 2006	Sept. 30, 2006	Dec. 31, 2006
	(in thousands, except per share data)
Statements of Operations Data:
License fees	$2,051	$3,483	$4,479	$6,402
Maintenance	3,929	3,893	3,917	3,933
Services	2,257	3,388	3,462	3,834
Total revenue	8,237	10,764	11,858	14,169
Cost of license fees	104	109	119	167
Cost of maintenance	253	261	349	362
Cost of services	2,890	3,083	3,606	4,020
Amortization of intangible assets	272	272	272	272
Research and development	2,525	2,332	2,267	2,123
Sales and marketing	5,134	5,847	6,013	6,342
General and administrative	2,130	2,859	2,689	2,485
Loss from operations	(5,070)	(3,999)	(3,457)	(1,605)
Net loss	(3,932)	(2,536)	(1,687)	(80)
Basic net loss per share	$(0.09)	$(0.06)	$(0.04)	$(0.00)
Diluted net loss per share	$(0.09)	$(0.06)	$(0.04)	$(0.00)

ITEM 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES.

        None.

ITEM 9A.    CONTROLS AND PROCEDURES.

Disclosure controls and procedures.

        We maintain "disclosure controls and procedures," as such term is defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (the "Exchange Act"), that are designed to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in Securities and Exchange Commission rules and forms, and that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating our disclosure controls and procedures, management recognized that disclosure controls and procedures, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the disclosure controls and procedures are met. Our disclosure controls and procedures have been designed to meet reasonable assurance standards. Additionally, in designing disclosure controls and procedures, our management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible disclosure controls and procedures. The design of any disclosure controls and procedures also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Based upon an evaluation of the effectiveness of disclosure controls and procedures, our Chief Executive Officer (CEO) and Chief Financial Officer (CFO) have concluded that as of the end of the period covered by this Annual Report on Form 10-K our disclosure controls and procedures as defined under Exchange Act Rules 13a-15(e) and 15d-15(e) were effective to provide reasonable assurance that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified by the Securities and Exchange Commission and is accumulated and communicated to management, including the CEO and CFO, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

        As previously noted in the Company's Annual Report on Form 10-K, as of December 31, 2006, we noted a material weakness related to not appropriately quantifying the foreign exchange currency translation gain or loss upon liquidation of a foreign subsidiary in 2006. In 2007 we implemented additional internal controls to assess the reasonableness of our recorded currency translation balances. We have monitored the operating effectiveness of these controls during 2007 and have determined the material weakness to be remediated as of December 31, 2007.

        Other than the material weakness from December 31, 2006 that was remediated, there was no significant change in our internal control over financial reporting that occurred during the fourth quarter of 2007 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

        Under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. As part of this evaluation, management established an internal control project team, engaged outside consultants and adopted a project work plan to document and assess the adequacy of our internal control over financial reporting, address any control deficiencies that were identified, and to validate through testing that the controls are functioning as documented. Based on the results of this evaluation, our management has concluded that our internal control over financial reporting was effective as of December 31, 2007 to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external reporting purposes in accordance with generally accepted accounting principles. We reviewed the results of management's assessment with the Audit Committee of SupportSoft's Board of Directors.

        The effectiveness of our internal control over financial report as of December 31, 2007 has been audited by Ernst & Young LLP, an independent registered public accounting firm, as stated in their report which is included herein.

/s/ JOSHUA PICKUS Joshua Pickus Chief Executive Officer and President
/s/ KEN OWYANG Ken Owyang Chief Financial Officer and Senior Vice President of Finance and Administration

Report of Independent Registered Public Accounting Firm
on Internal Control over Financial Reporting

The Board of Directors and Stockholders of
SupportSoft, Inc.

        We have audited SupportSoft Inc.'s internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). SupportSoft Inc.'s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Report of Management on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the company's internal control over financial reporting based on our audit.

        We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

        A company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.

        Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

        In our opinion, SupportSoft, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2007, based on the COSO criteria.

        We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of SupportSoft, Inc. as of December 31, 2007 and 2006, and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 2007, and our report dated March 11, 2008, expressed an unqualified opinion thereon.

                      /s/ Ernst & Young LLP

San Jose, California
March 11, 2008

ITEM 9B.    OTHER INFORMATION.

        None.

PART III

ITEM 10.    DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

        The information required by Item 10 of Form 10-K with respect to Item 401 of Regulation S-K regarding our directors is incorporated herein by reference from the information contained in the section entitled "Directors and Nominees" in our definitive Proxy Statement for the 2008 Annual Meeting of Stockholders (the "Proxy Statement"), a copy of which will be filed with the Securities and Exchange Commission on or before April 29, 2008.

        The information required by Item 10 of Form 10-K with respect to Item 405 of Regulation S-K regarding section 16(a) beneficial ownership compliance is incorporated by reference from the information contained in the section entitled "Section 16(a) Beneficial Ownership Compliance" in our Proxy Statement.

        For information with respect to our executive officers, see "Executive Officers of the Registrant" at the end of Part I of this report.

        We have adopted a Code of Ethics and Business Conduct for Employees, Officers and Directors which is applicable to all of our directors, executive officers and employees, including our Chief Executive Officer and Chief Financial Officer (our principal executive officer and principal financial and accounting officer, respectively). The Code of Ethics and Business Conduct for Employees, Officers and Directors is available on our web site at http://www.supportsoft.com/investors. A copy of the Code of Ethics and Business Conduct for Employees, Officers and Directors will be provided without charge to any person who requests it by writing to the address or telephoning the number indicated under "SEC Filings and other Available Information" on page 13. We will disclose on our web site amendments to or waivers from its Code of Ethics and Business Conduct applicable to our directors or executive officers, including our Chairman and Chief Executive Officer and our Chief Financial Officer, in accordance with all applicable laws and regulations.

        The information required by Item 10 of Form 10-K with respect to Items 407(c)(3), 407(c)(4) and 407(d)(5) is incorporated by reference from the information contained in the sections entitled "Director Nominations," "Corporate Governance" and "Committees of the Board of Directors" in our Proxy Statement.

ITEM 11.    EXECUTIVE COMPENSATION.

        The information required by Item 11 of Form 10-K is incorporated herein by reference from the information contained in the sections entitled "Executive Compensation and Related Information," "Director Compensation," "Compensation Committee Report" and "Compensation Committee Interlocks and Insider Participation" in our Proxy Statement.

ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

        The information required by Item 12 of Form 10-K with respect to Item 403 of Regulation S-K regarding security ownership of certain beneficial owners and management is incorporated herein by reference from the information contained in the section entitled "Security Ownership of Certain Beneficial Owners and Management" in the Proxy Statement.

Securities Authorized for Issuance Under Equity Compensation Plans

Equity Compensation Plan Information
As of December 31, 2007

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants, and rights (a)	Weighted-average exercise price of outstanding options, warrants, and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity Compensation Plans approved by security holders(1)	12,738,765	$4.98	2,891,251	(2)
Equity Compensation Plans not approved by security holders(3)	—	—	—

Total	12,738,765	$4.98	2,891,251	(4)

(1)
Includes 1998 Stock Option Plan and 2000 Omnibus Equity Incentive Plan. Stock options, restricted stock, restricted stock units or stock appreciation rights may be awarded under the 2000 Omnibus Equity Incentive Plan and 1998 Stock Option Plan.

(2)
The number of shares reserved for issuance under the 2000 Omnibus Equity Incentive Plan (the "2000 Incentive Plan") is subject to an annual increase as follows:

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

(3)
None.

(4)
The amount does not include 1,776,728 shares available for purchase pursuant to our 2000 Employee Stock Purchase Plan. Shares of common stock will be purchased at a price equal to 85% of the fair market value per share of common stock on either the first day preceding the six-month offering period or the last date of the offering period, whichever is less. The number of shares reserved for issuance shall automatically increase each year by a number equal to the lesser of (i) 2,000,000 shares, (ii) 3% of the outstanding common stock on that date, or (iii) a lesser amount determined by our board of directors.

ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE.

        The information required by Item 13 of Form 10-K is incorporated herein by reference from the information contained in the sections entitled "Certain Relationships and Related Transactions", "Compensation Committee Interlocks and Insider Participation" and "Director Independence" in our Proxy Statement.

ITEM 14.    PRINCIPAL ACCOUNTANT FEES AND SERVICES.

        The information required by Item 14 of Form 10-K is incorporated herein by reference from the information contained in the sections entitled "Principal Accountant Fees and Services" and "Audit Committee Pre-Approval Policies and Procedures" in our Proxy Statement.

PART IV

ITEM 15.    EXHIBITS AND FINANCIAL STATEMENT SCHEDULES.

  (a)
  The following documents are filed as part of this report:

  (1)
  Financial Statements—See Index to the Consolidated Financials Statements and Supplementary Data in Item 8 of this report.

  (2)
  Financial Statement Schedules.

      Schedule II—Valuation and qualifying accounts was omitted as the required disclosures are included in Note 1 to the Consolidated Financial Statements.

      All other schedules are omitted since the information required is not applicable or is shown in the Consolidated Financial Statements or notes thereto.

    (3)
    Exhibits—See in Item 15(b) of this report.

  (b)
  Exhibits.

Exhibit	Description of Document
3.1	Restated Certificate of Incorporation, as amended (incorporated by reference to Exhibit 3.1 of SupportSoft's annual report on Form 10-K for the year ended December 31, 2001).
3.2	Amended and Restated Bylaws (incorporated by reference to Exhibit 3.2 of SupportSoft's annual report on Form 10-K for the year ended December 31, 2001).
4.1	Form of Common Stock Certificate (incorporated by reference to Exhibit 4.1 of SupportSoft's quarterly report on Form 10-Q for the quarter ended June 30, 2002).
4.2
Registration Rights Agreement, dated June 22, 1998, by and among the registrant and the parties who are signatories thereto (incorporated by reference to Exhibit 4.2 of SupportSoft's registration statement on Form S-1 (File No. 333-30674) filed on February 18, 2000).
10.1*
Registrant's Amended and Restated 1998 Stock Option Plan (incorporated by reference to Exhibit 10.1 of Amendment No. 1 to SupportSoft's registration statement on Form S-1 (File No. 333-30674) filed on March 9, 2000).
10.2*
Registrant's 2000 Omnibus Equity Incentive Plan (incorporated by reference to Exhibit 10.2 of Amendment No. 8 to SupportSoft's registration statement on Form S-1 (File No. 333-30674) filed on July 13, 2000).
10.3*	Registrant's 2000 Amended and Restated Employee Stock Purchase Plan (incorporated by reference to Exhibit 10.1 of SupportSoft's quarterly report on Form 10-Q filed on August 4, 2006.
10.4*	Form of Directors and Officers' Indemnification Agreement (incorporated by reference to Exhibit 10.4 registration statement on Form S-1 (File No. 333-30674) filed on February 18, 2000).
10.5*
Employment Agreement, dated April 6, 2006, by and between the registrant and Josh Pickus (incorporated by reference to Exhibit 10.1 of SupportSoft's current report on Form 8-K filed on April 12, 2006).
10.6*
Employment Agreement dated April 24, 2006, by and between registrant and Michael Sayer, dated April 24, 2006 (incorporated by reference to Exhibit 10.1 of SupportSoft's current report on Form 8-K filed on April 27, 2006).
10.7*
Employment Agreement dated November 15, 2004, by and between registrant and Ken Owyang, as amended on December 28, 2005 and December 27, 2006 (incorporated by reference to Exhibit 10.1 of SupportSoft's current report on Form 8-K filed on March 31, 2006).
10.8*
Employment Offer Letter dated as of January 29, 2008, as amended February 1, 2008, between the Registrant and Shelly Schaffer (incorporated by reference to Exhibit 10.1 of SupportSoft's current report on Form 8-K filed on February 4, 2008).
10.9*	Employment Offer Letter dated as of August 22, 2006 between the Registrant and Anthony Rodio.
10.10*	Employment Offer Letter dated as of November 22, 2006 between the Registrant and Richard Mandeberg.
10.11*	SupportSoft, Inc. Executive Incentive Compensation Incentive Plan (incorporated by reference to Exhibit 10.2 of SupportSoft's current report on Form 8-K filed on February 4, 2008).

10.12	Sublease Agreement with Nuance Communications, Inc. dated November 9, 2006 (incorporated by reference to Exhibit 10.1 of SupportSoft's current report on form 8-K filed on November 15, 2006).
21.1	Subsidiaries of SupportSoft, Inc.
23.1	Consent of Independent Registered Public Accounting Firm
24.1	Power of Attorney (see page 87 of this Form 10-K)
31.1	Chief Executive Officer Section 302 Certification.
31.2	Chief Financial Officer Section 302 Certification.
32.1	Statement of the Chief Executive Officer under 18 U.S.C. § 1350 (1)
32.2	Statement of the Chief Financial Officer under 18 U.S.C. § 1350 (1)

*
Denotes an executive or director compensation plan or arrangement.

(1)
The material contained in Exhibit 32.1 and 32.2 shall not be deemed "filed" with the SEC and is not to be incorporated by reference into any filing of the Company under the Securities Act of 1933 or the Securities Exchange Act of 1934, whether made before or after the date hereof irrespective of any general incorporation language contained in such filing, except to the extent that the registrant specifically incorporates it by reference.

(c)
Financial Statement Schedules.

        No schedules have been filed because the information required to be set forth therein is not applicable or is shown in the financial statements or related notes included as part of this report.

SIGNATURES

        Pursuant to the requirements of the Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on this 12th day of March, 2008.

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

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated:

Signature	Title	Date
/s/ JOSHUA PICKUS Joshua Pickus	Chief Executive Officer and President (Principal Executive Officer)	March 12, 2008
/s/ KEN OWYANG Ken Owyang	Chief Financial Officer and Senior Vice President of Finance and Administration (Principal Financial and Accounting Officer)	March 12, 2008
/s/ KEVIN C. EICHLER Kevin C. Eichler	Chairman of the Board of Directors	March 11, 2008
/s/ SHAWN FARSHCHI Shawn Farshchi	Director	March 11, 2008
/s/ J. MARTIN O'MALLEY J. Martin O'Malley	Director	March 11, 2008
/s/ JIM STEPHENS Jim Stephens	Director	March 11, 2008
/s/ JAMES THANOS James Thanos	Director	March 10, 2008

EXHIBIT INDEX

Exhibit	Description of Document
3.1	Restated Certificate of Incorporation, as amended (incorporated by reference to Exhibit 3.1 of SupportSoft's annual report on Form 10-K for the year ended December 31, 2001).
3.2	Amended and Restated Bylaws (incorporated by reference to Exhibit 3.2 of SupportSoft's annual report on Form 10-K for the year ended December 31, 2001).
4.1	Form of Common Stock Certificate (incorporated by reference to Exhibit 4.1 of SupportSoft's quarterly report on Form 10-Q for the quarter ended June 30, 2002).
4.2	Registration Rights Agreement, dated June 22, 1998, by and among the registrant and the parties who are signatories thereto (incorporated by reference to Exhibit 4.2 of SupportSoft's registration statement on Form S-1 (File No. 333-30674) filed on February 18, 2000).
10.1*	Registrant's Amended and Restated 1998 Stock Option Plan (incorporated by reference to Exhibit 10.1 of Amendment No. 1 to SupportSoft's registration statement on Form S-1 (File No. 333-30674) filed on March 9, 2000).
10.2*	Registrant's 2000 Omnibus Equity Incentive Plan (incorporated by reference to Exhibit 10.2 of Amendment No. 8 to SupportSoft's registration statement on Form S-1 (File No. 333-30674) filed on July 13, 2000).
10.3*	Registrant's 2000 Amended and Restated Employee Stock Purchase Plan (incorporated by reference to Exhibit 10.1 of SupportSoft's quarterly report on Form 10-Q filed on August 4, 2006.
10.4*	Form of Directors and Officers' Indemnification Agreement (incorporated by reference to Exhibit 10.4 registration statement on Form S-1 (File No. 333-30674) filed on February 18, 2000).
10.5*	Employment Agreement, dated April 6, 2006, by and between the registrant and Josh Pickus (incorporated by reference to Exhibit 10.1 of SupportSoft's current report on Form 8-K filed on April 12, 2006).
10.6*	Employment Agreement dated April 24, 2006, by and between registrant and Michael Sayer, dated April 24, 2006 (incorporated by reference to Exhibit 10.1 of SupportSoft's current report on Form 8-K filed on April 27, 2006).
10.7*	Employment Agreement dated November 15, 2004, by and between registrant and Ken Owyang, as amended on December 28, 2005 and December 27, 2006 (incorporated by reference to Exhibit 10.1 of SupportSoft's current report on Form 8-K filed on March 31, 2006).
10.8*	Employment Offer Letter dated as of January 29, 2008, as amended February 1, 2008, between the Registrant and Shelly Schaffer (incorporated by reference to Exhibit 10.1 of SupportSoft's current report on Form 8-K filed on February 4, 2008).
10.9*	Employment Offer Letter dated as of August 22, 2006 between the Registrant and Anthony Rodio.
10.10*	Employment Offer Letter dated as of November 22, 2006 between the Registrant and Richard Mandeberg.
10.11*	SupportSoft, Inc. Executive Incentive Compensation Incentive Plan (incorporated by reference to Exhibit 10.2 of SupportSoft's current report on Form 8-K filed on February 4, 2008).
10.12	Sublease Agreement with Nuance Communications, Inc. dated November 9, 2006 (incorporated by reference to Exhibit 10.1 of SupportSoft's current report on form 8-K filed on November 15, 2006).
21.1	Subsidiaries of SupportSoft, Inc.
23.1	Consent of Independent Registered Public Accounting Firm

24.1	Power of Attorney (see page 87 of this Form 10-K)
31.1	Chief Executive Officer Section 302 Certification.
31.2	Chief Financial Officer Section 302 Certification.
32.1	Statement of the Chief Executive Officer under 18 U.S.C. § 1350(1)
32.2	Statement of the Chief Financial Officer under 18 U.S.C. § 1350(1)

*
Denotes an executive or director compensation plan or arrangement.

(1)
The material contained in Exhibit 32.1 and 32.2 shall not be deemed "filed" with the SEC and is not to be incorporated by reference into any filing of the Company under the Securities Act of 1933 or the Securities Exchange Act of 1934, whether made before or after the date hereof irrespective of any general incorporation language contained in such filing, except to the extent that the registrant specifically incorporates it by reference.

QuickLinks

DOCUMENTS INCORPORATED BY REFERENCE
SUPPORTSOFT, INC. FORM 10-K FOR FISCAL YEAR ENDED DECEMBER 31, 2007 TABLE OF CONTENTS
PART I
  ITEM 1. BUSINESS.
  ITEM 1A. RISK FACTORS.
  ITEM 1B. UNRESOLVED STAFF COMMENTS.
  ITEM 2. PROPERTIES.
  ITEM 3. LEGAL PROCEEDINGS.
  ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.
PART II
  ITEM 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.
COMPARISON OF CUMULATIVE TOTAL RETURN AMONG SUPPORTSOFT, INC., THE NASDAQ COMPOSITE INDEX, AND THE NASDAQ COMPUTER INDEX
CUMULATIVE TOTAL RETURN AT PERIOD END
  ITEM 6. SELECTED CONSOLIDATED FINANCIAL DATA.
  ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.
  ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.
  ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.
SUPPORTSOFT, INC. INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
SUPPORTSOFT, INC. CONSOLIDATED BALANCE SHEETS (in thousands except share and per share data)
SUPPORTSOFT, INC. CONSOLIDATED STATEMENTS OF OPERATIONS (in thousands except per share data)
SUPPORTSOFT, INC. CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (in thousands, except share data)
SUPPORTSOFT, INC. CONSOLIDATED STATEMENTS OF CASH FLOWS (in thousands)
  ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES.
  ITEM 9A. CONTROLS AND PROCEDURES.
Report of Independent Registered Public Accounting Firm on Internal Control over Financial Reporting
  ITEM 9B. OTHER INFORMATION.
PART III
  ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.
  ITEM 11. EXECUTIVE COMPENSATION.
  ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.
Equity Compensation Plan Information As of December 31, 2007
  ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE.
  ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.
PART IV
  ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES.
SIGNATURES
POWER OF ATTORNEY
EXHIBIT INDEX