Form 10-Q
period 2008-03-31
SUPPORTSOFT INC
filed 2008-05-09
CIK 1104855

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2008

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer”, “accelerated filer” and “small reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.):    Yes  ☐    No  ☒

On April 30, 2008, 46,268,888 shares of the Registrant’s Common Stock, $0.0001 par value, were outstanding.

SUPPORTSOFT, INC.

FORM 10-Q

QUARTERLY PERIOD ENDED MARCH 31, 2008

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

SUPPORTSOFT, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands)

	March 31, 2008	December 31, 2007
	(Unaudited)	(1)
ASSETS
Current assets:
Cash and cash equivalents	$43,174	$12,926
Marketable securities, less long-term portion	40,253	100,014
Accounts receivable, net	10,944	10,087
Prepaid expenses and other current assets	1,783	2,531
Total current assets	96,154	125,558
Marketable securities, long term portion	23,934	—
Property and equipment, net	1,949	2,086
Goodwill	9,792	9,792
Intangible assets, net	1,685	340
Other assets	753	682

Total assets	$134,267	$138,458

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$256	$461
Accrued compensation	2,151	2,320
Other accrued liabilities	3,584	3,421
Deferred revenue, less long-term portion	9,480	10,076
Total current liabilities	15,471	16,278
Deferred revenue, long-term portion	727	426
Other long-term liabilities	937	892
Total Liabilities	17,135	17,596
Commitments and contingencies
Stockholders’ equity:
Common stock	5	5
Additional paid-in capital	213,557	212,188
Accumulated other comprehensive loss	(2,240)	(772)
Accumulated deficit	(94,190)	(90,559)
Total stockholders’ equity	117,132	120,862

Total liabilities and stockholders’ equity	$134,267	$138,458

(1).       Derived from the December 31, 2007 audited Consolidated Financial Statements included in the Annual Report on Form
10-K, as filed with the Securities and Exchange Commission on March 13, 2008.

See accompanying notes.

SUPPORTSOFT, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share amounts)
(Unaudited)

	Three Months Ended March 31,
	2008	2007
Revenue:
License	$2,974	$3,248
Maintenance	4,002	3,923
Services	3,949	3,255
Consumer	703	—
Total revenue	11,628	10,426
Costs and expenses:
Cost of license	51	38
Cost of maintenance (including stock-based compensation of $19 and $16 for the three months ended March 31, 2008 and 2007)	549	638
Cost of services (including stock-based compensation of $176 and $184 for the three months ended March 31, 2008 and 2007)	3,753	4,518
Cost of consumer revenue (including stock-based compensation of $11 and $0 for the three months ended March 31, 2008 and 2007)	1,240	—
Amortization of intangible assets	30	272
Research and development (including stock-based compensation of $145 and $116 for the three months ended March 31, 2008 and 2007)	2,235	2,271
Sales and marketing (including stock-based compensation of $405 and $454 for the three months ended March 31, 2008 and 2007)	6,386	7,406
General and administrative (including stock-based compensation of $418 and $414 for the three months ended March 31, 2008 and 2007)	2,356	2,543
Total costs and expenses	16,600	17,686
Loss from operations	(4,972)	(7,260)
Interest income and other, net	1,449	1,853
Loss before income taxes	(3,523)	(5,407)
Provision for income taxes	(108)	(215)
Net loss	$(3,631)	$(5,622)

Basic and diluted net loss per share	$(0.08)	$(0.13)
Shares used in computing basic and diluted net loss per share	46,150	44,930

See accompanying notes.

SUPPORTSOFT, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)
(Unaudited)

	Three Months Ended March 31,
	2008	2007
Operating Activities:
Net loss	$(3,631)	$(5,622)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation	274	233
Amortization of premiums and discounts on marketable securities	(279)	(316)
Amortization of intangible assets	30	272
Stock-based compensation	1,174	1,184
Changes in assets and liabilities:
Accounts receivable, net	(857)	4,616
Prepaid expenses and other current assets	748	132
Other long-term assets	(71)	(8)
Accounts payable	(205)	433
Accrued compensation	(169)	(169)
Other accrued liabilities	163	(355)
Other long-term liabilities	45	378
Deferred revenue	(295)	(2,309)
Other	(118)	(23)
Net cash used in operating activities	(3,191)	(1,554)

Investing Activities:
Purchases of property and equipment	(137)	(1,619)
Acquired technology	(1,375)	—
Purchases of marketable securities	(20,126)	(26,873)
Sales of marketable securities	21,800	14,950
Maturities of marketable securities	33,082	14,612
Net cash provided by investing activities	33,244	1,070

Financing Activities:
Proceeds from issuances of common stock	195	2,027
Net cash provided by financing activities	195	2,027
Net increase in cash and cash equivalents	30,248	1,543
Cash and cash equivalents at beginning of period	12,926	15,369
Cash and cash equivalents at end of period	$43,174	$16,912

Supplemental schedule of cash flow information:
Income taxes paid	$24	$42

See accompanying notes.

SUPPORTSOFT, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 1. Significant Accounting Policies

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements include the accounts of SupportSoft, Inc. (the “Company” or “SupportSoft”) and its wholly-owned subsidiaries. All intercompany balances and transactions have been eliminated. The balance sheet as of March 31, 2008 and the statements of operations for the three months ended March 31, 2008 and 2007 and cash flows for the three months ended March 31, 2008 and 2007 are unaudited. In the opinion of management, these unaudited interim condensed consolidated financial statements reflect all adjustments (consisting of normal recurring adjustments) that are necessary for a fair presentation of the results for, and as of, the periods shown. The results of operations for such periods are not necessarily indicative of the results expected for the full fiscal year or for any future period. The condensed consolidated financial statement information as of December 31, 2007 is derived from audited financial statements as of that date. These unaudited interim condensed consolidated financial statements should be read with the consolidated financial statements and related notes included in the Company’s Annual Report on Form 10-K, filed with the Securities and Exchange Commission on March 13, 2008.

Use of Estimates

The preparation of interim condensed consolidated financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and the accompanying notes. Actual results could differ materially from these estimates.

Reclassifications

Certain amounts in the consolidated financial statements and accompanying notes for prior periods have been reclassified to conform to the current period presentation.

Revenue Recognition

We recognize revenue from arrangements that contain a more than incidental software component in accordance with the American Institute of Certified Public Accountants’ (AICPA) Statement of Position (“SOP”) 97-2, “Software Revenue Recognition,” as amended by SOP 98-4 and SOP 98-9. License revenue is recognized when all of the following criteria are met:

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

Term licenses are sold with maintenance for which SupportSoft does not have VSOE of fair value for maintenance fees. As a result, license revenue for term licenses is recognized ratably over the duration of the agreement. License revenue in the accompanying financial statements includes maintenance for term licenses. We do not allocate maintenance revenue from term licenses to maintenance revenue, as we do not believe there is an allocation methodology that provides a meaningful and supportable allocation between license and maintenance revenues. Term license revenue was 3% and 4% of total revenue for three months ended March 31, 2008 and 2007, respectively.

We provide resellers with the right to distribute our software to end user customers. Generally, we recognize revenue from our arrangements with resellers when we receive persuasive evidence that the reseller has actually contracted to license the software to a named end user (sell-through), assuming all other criteria for revenue recognition have been met. The forms of sell-through acceptable to us include the following:  i) a copy of the agreement or license between the reseller and the end user, ii) a purchase order from the end user to the reseller, iii) a written communication from the reseller specifically identifying the end user, or iv) delivery made directly by SupportSoft to the end user. Whether the license revenue is then recognized immediately or ratably depends upon the terms of the arrangements with the reseller regarding the sublicense (i.e. perpetual license or term license). If a reseller is not deemed creditworthy, revenue otherwise recognizable is deferred until cash is received.

Maintenance revenue is primarily comprised of revenue from post-contract technical support services, which includes software product updates. Maintenance revenue is recognized ratably over the term of the maintenance period, which is generally one year. We invoice customers who elect to renew their maintenance agreements.  An equal amount is recorded as accounts receivable and deferred revenue.

Services revenue is primarily comprised of revenue from professional services such as consulting and training.  Arrangements are evaluated to determine whether those services are essential to the functionality of other elements of the arrangement. In the event services are considered essential to the functionality of other elements of the arrangement, revenue under the arrangement is recognized using contract accounting. Non-essential consulting and training revenues, which form the majority of our services revenues, are generally recognized as the services are performed or project milestones are accepted by the customer.

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

Revenue in our consumer business is derived primarily from fees for technology support services on a per transaction basis. We provide these services through channel partners and direct to consumers.  Channel partners are generally invoiced monthly for services delivered during that period (i.e. a sale is made through to their customer). Fees from transactions directly from consumers are generally paid with a credit card at the time of delivery.  Revenue is recognized in the period the services are delivered, net of any refunds. We also license certain of our consumer software products to partners who use our software to provide services to their customers. Partners are charged a per use fee for the software and revenue is recognized in the period the product is used.

Cash, Cash Equivalents and Marketable Securities

All liquid instruments with an original maturity at the date of purchase of ninety days or less are classified as cash equivalents. Cash equivalents and short-term marketable securities consist primarily of money market funds, commercial paper, corporate bonds and notes and securities issued by the United States government and its agencies. Long-term marketable securities consist of auction rate debt securities.  Our cash equivalents and marketable securities are classified as available-for-sale, and are reported at fair value with unrealized gains and losses included in accumulated other comprehensive income within stockholders’ equity on the consolidated balance sheets. Realized gains and losses and declines in value judged to be other-than-temporary on available-for-sale securities are included in other income (expense), net in the consolidated statements of operations.  SupportSoft recorded net unrealized losses on marketable securities of $1.3 million and $21,000 at March 31, 2008 and December 31, 2007, respectively.

We monitor our investments for impairment on a quarterly basis and determine whether a decline in fair value is other-than-temporary by considering factors such as current economic and market conditions, the credit rating of the security’s issuer, the length of time an investment’s fair value has been below our carrying value, and our ability and intent to hold investments to maturity. If an investment’s decline in fair value is deemed to be other-than-temporary, we reduce its carrying value to its estimated fair value. Declines in value judged to be other-than-temporary, if any, are recorded in operations as incurred.

The following is a summary of cash, cash equivalents and marketable securities at March 31, 2008 (in thousands):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Cash	$4,974	$—	$—	$4,974
Money market funds	38,202	—	(2)	38,200
Commercial paper	18,732	56	(7)	18,781
Federal agencies securities	4,000	9	—	4,009
Corporate bonds	17,484	24	(45)	17,463
Auction rate securities	25,300	—	(1,366)	23,934
	$108,692	$89	$(1,420)	$107,361

Classified as:

Cash and cash equivalents	$43,176	$—	$(2)	$43,174
Marketable securities – short term	40,216	89	(52)	40,253
Marketable securities – long term	25,300	—	(1,366)	23,934
	$108,692	$89	$(1,420)	$107,361

At March 31, 2008 and December 31, 2007 we had investments in AAA-rated auction-rate debt securities with various state student loan authorities of $23.9 million and $38.9 million, respectively. At the time of our initial investment and through the date of this Report, all of the securities we have invested in are rated AAA, the highest rating issued by a rating agency, and the student loans made by these authorities are substantially guaranteed by the federal government through the Federal Family Education Loan Program (FFELP). Auction-rate securities are long-term variable rate bonds tied to short-term interest rates. After the initial issuance of the securities, the interest rate on the securities is reset periodically, at intervals established at the time of issuance (e.g., every seven, twenty-eight, or thirty-five days; every six months; etc.), based on market demand for a reset period. Auction-rate securities are bought and sold in the marketplace through a competitive bidding process often referred to as a “Dutch auction”. If there is insufficient interest in the securities at the time of an auction, the auction may not be completed and the rates may be reset to predetermined “penalty” or “maximum” rates. Following such a failed auction, we would not be able to access our funds that are invested in the corresponding auction-rate securities until a future auction of these investments is successful, new buyers express interest in purchasing these securities in between reset dates, issuers establish a different form of financing to replace these securities, or final payments become due according to contractual maturities. Given the current negative liquidity conditions in the global credit markets, in the months from February through April 2008 auctions failed for all of the of auction-rate securities we held as of March 31, 2008, and as a result our ability to liquidate our investment and fully recover the carrying value of our investment in the near term may be limited or not exist.

The fair value of our auction rate securities at March 31, 2008 reflects an unrealized loss of $1.4 million.  Fair value for such securities was based on a discounted cash flow valuation that takes into account a number of factors including estimated duration, credit quality, and the percentage of FFELP guarantee. We made assumptions about future cash flows based on maximum rate formulas and used estimates of market data, including yields of trading securities that we believe to be similar or comparable. At March 31, 2008, all auction rate securities were classified as Level 3 assets in accordance with SFAS No. 157, “Fair Value Measurements” (SFAS No. 157) hierarchy.  Presently we have determined the decline in value to be temporary because i) we have the intent and ability to hold these securities in the near term in order to recoup their par values, ii) through the date of this Report all of the securities have maintained their AAA credit ratings, iii) loans made by the issuers are backed by the federal government, and iv) we have noted no deterioration credit quality of the issuers.

However if circumstances change in the future and we believe we will not hold these securities to maturity, we may be required to record an other than temporary impairment charge on these investments. We may similarly be required to record other than temporary impairment charges if the ratings on any of these securities are reduced or if any of the issuers default on their obligations. In addition to impairment charges, any of these events could cause us to lose part or all of our investment in these securities. Any of these events could materially affect our results of operations and our financial condition. We currently believe these securities are not significantly impaired, primarily due to the AAA credit rating of the issuers and the government backing of the loans made by the issuers; however, it could take until the final maturity of the underlying notes (up to 30 years) to realize our investments’ recorded value. Based on our expected operating cash flows, and our other sources of cash, we do not anticipate the potential lack of liquidity on these investments will affect our ability to execute our current business plan.

Fair Value Measurements

Effective January 1, 2008, the Company adopted SFAS No. 157, “Fair Value Measurements” (“SFAS No 157”). SFAS No. 157 defines fair value, establishes a framework for measuring fair value under generally accepted accounting principles and enhances disclosures about fair value measurements. Fair value is defined under SFAS No. 157 as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. Valuation techniques used to measure fair value under SFAS No. 157 must maximize the use of observable inputs and minimize the use of unobservable inputs. The standard describes a fair value hierarchy based on three levels of inputs, of which the first two are considered observable and the last unobservable, that may be used to measure fair value which are the following:

•                  Level 1 - Quoted prices in active markets for identical assets or liabilities.

•                  Level 2 - Inputs other than Level 1 that are observable, either directly or indirectly, such as quoted prices for similar assets or liabilities; quoted prices in markets that are not active; or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities.

•                  Level 3 - Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities.

In accordance with SFAS No. 157, the following table represents the Company’s fair value hierarchy for its financial assets (cash equivalents and marketable securities) measured at fair value on a recurring basis as of March 31, 2008 (in thousands):

	Level 1	Level 2	Level 3	Total
Money market funds	$38,200	$—	$—	$38,200
Commercial paper	—	18,781	—	18,781
Federal agencies securities	—	4,009	—	4,009
Corporate bonds	—	17,463	—	17,463
Auction-rate securities	—	—	23,934	23,934
	$38,200	$40,253	$23,934	$102,387

Level 3 assets consist of auction rate debt securities with various state student loan authorities. In February 2008, auctions began to fail and substantially all subsequent auctions have also failed. Based on the overall failure rate of these auctions, the frequency of the failures, and the underlying maturities of the securities, we have classified auction rate securities as long-term assets on our balance sheet. These investments were valued at fair value as of March 31, 2008. The following table provides a summary of changes in fair value of the Company’s Level 3 financial assets as of March 31, 2008 (in thousands):

Auction-rate securities
Balance at December 31, 2007	$—

Transfer into Level 3	25,300

Unrealized loss included in other comprehensive income	(1,366)

Balance at March 31, 2008	$23,934

Concentrations of Credit Risk

Financial instruments that potentially subject us to concentrations of credit risk consist principally of cash equivalents, marketable securities and trade accounts receivable. Our investment portfolio consists of investment grade securities. Except for obligations of the United Sates government and securities issued by agencies of the United States government, we diversify our investments by limiting our holdings with any individual issuer.  We also limit the amount of credit risk exposure to any one country except the United States. We are exposed to credit risks in the event of default by the issuers to the extent of the amount recorded on the balance sheet. At March 31, 2008, we held approximately $23.9 million of AAA-rated student loan auction rate debt securities.  The student loans made by these authorities are substantially guaranteed by the federal government through the Federal Family Education Loan Program (FFELP).  Prior to February 2008, these securities had not experienced failed auctions.  However, beginning in February and March of 2008, all auctions for these securities failed.  See the Cash, Cash Equivalents and Marketable Securities section of this Note 1 to the Condensed Consolidated Financial Statements for more information.

The credit risk in our trade accounts receivable is substantially mitigated by our credit evaluation process, reasonably short payment terms and because we sell our products primarily to large organizations in different industries.  For the three months ended March 31, 2008, one customer accounted for 15% of total revenue.  For the three months ended March 31, 2007, there was one customer that accounted for 12% of total revenue.

Trade Accounts Receivable

Trade accounts receivable are recorded at the invoiced amount. We perform evaluations of our customers’ financial condition and generally do not require collateral. We make judgments as to our ability to collect outstanding receivables and provide allowances for the portion of receivables when collection becomes doubtful. Provisions are made based upon a specific review of all significant outstanding invoices. For those invoices not specifically provided for, provisions are recorded at differing rates, based upon the age of the receivable. In determining these percentages, we analyze our historical collection experience and current payment trends. If the historical data we use to calculate the allowance for doubtful accounts does not reflect the future ability to collect outstanding receivables, additional provisions for doubtful accounts may be needed and the future results of operations could be materially affected. At March 31, 2008 and December 31, 2007, the Company had an allowance for doubtful accounts of $346,000 and $310,000, respectively. At March 31, 2008, two different customers each accounted for 15% of our total accounts receivable. At December 31, 2007, three different customers accounted for 12%, 11%, and 11% of our total accounts receivable.

Stock-Based Compensation

On January 1, 2006, the Company adopted Statement of Financial Accounting Standards No. 123 (revised 2004), “Share-Based Payment,” (“SFAS No. 123R”) which requires the measurement and recognition of compensation expense for all stock-based payment awards, including employee stock options and employee stock purchases, made to employees and directors based on estimated fair values.

The fair value of the Company’s stock options granted to employees for the three months ended March 31, 2008 and 2007 was estimated using the following assumptions:

	Three Months Ended March 31,
	2008	2007
Stock Option Plan:
Risk-free interest rate	2.1%	4.5%
Expected term	4.1 years	3.8 years
Volatility	51.4%	51.2%
Estimated annual forfeiture rate	9%	8%
Expected dividend	0%	0%
Weighted average fair value	$1.58	$2.61

Employee Stock Purchase Plan (ESPP):
Risk-free interest rate	1.5%	4.7%
Expected term	0.5 years	0.5 to 2.0 years
Volatility	58.6%	54.1%
Estimated annual forfeiture rate	8%	8%
Expected dividend	0%	0%
Weighted average fair value	$1.15	$1.66

The Company recorded the following stock-based compensation expense for the three months ended March 31, 2008 and 2007:

	2008	2007
Stock option compensation expense recognized in:
Cost of maintenance	$19	$15
Cost of services	171	171
Cost of consumer revenue	10	—
Research and development	143	109
Sales and marketing	400	439
General and administrative	415	407
Total	1,158	1,141
ESPP compensation expense recognized in:
Cost of maintenance	—	1
Cost of services	5	13
Cost of consumer revenue	1	—
Research and development	2	7
Sales and marketing	5	15
General and administrative	3	7
Total	16	43

Stock-based compensation expense included in total costs and expenses	$1,174	$1,184

The following table represents stock option activity for the three months ended March 31, 2008:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value (in ‘000’s)

Outstanding options at the beginning of the period	12,738,765	$4.977	5.60	$1,954

Granted	1,135,774	3.713

Exercised	—	—

Forfeited	(1,019,501)	5.704

Outstanding options at the end of the period	12,855,038	$4,808	5.659	$655

Options vested and expected to vest	12,826,452	$4.809	5.659	$655

Outstanding exercisable at the end of the period	5,800,328	$5.282	5.324	$655

The aggregate intrinsic value in the table above represents the total pre-tax intrinsic value that would have been received by the option holders had they all exercised their options on March 31, 2008. This amount changes based on the fair market value of the Company’s stock. During the three months ended March 31, 2008 and 2007, the aggregate intrinsic value of options exercised under the Company’s stock option plans was $0 and $736,000 respectively. Total fair value of options vested during the three months ended March 31, 2008, and 2007 was $1.1 million and $1.2 million, respectively.

At March 31, 2008, there was $16.1 million of unrecognized compensation cost related to existing options outstanding which is expected to be recognized over a weighted average period of 2.9 years.

Prior to the adoption of SFAS No. 123R, our Board of Directors approved the acceleration of vesting of certain unvested and out-of-money stock options with exercise prices equal or greater than $5.00 per share previously awarded to employees, excluding executive officers, under our equity compensation plans. The acceleration of vesting was effective for stock options outstanding as of December 21, 2005. Approximately 3.0 million stock options or 32% of our outstanding unvested stock options were subject to this acceleration.  The weighted average price of the options that were accelerated was $7.02. The options accelerated excluded options previously granted to Board of Directors, employees who had terminations pending, and foreign employees who opted out of the acceleration for tax reasons. For all officers and vice-presidents (non-officers) the acceleration was accompanied by restrictions imposed on any shares that may in the future be purchased through the exercise of accelerated stock options.  Those restrictions prevent the sale of any such shares prior to the date such shares would have originally vested had the optionee been employed on such date (whether or not the optionee is actually an employee at that time). The purpose of the acceleration was to enable us to avoid recognizing compensation expense associated with these options in our consolidated statements of operations upon the adoption of SFAS No. 123R on January 1, 2006.  The acceleration of the vesting of these stock options resulted in an approximate total savings of $12.0 million of future compensation expense that would have impacted expenses through the third quarter of 2009.

Net Loss Per Share

Basic and diluted net loss per share are presented in accordance with Statement of Financial Accounting Standards No. 128 “Earnings per Share” (SFAS No. 128), for all periods presented. In accordance with SFAS No. 128, basic and diluted net loss per share have been computed using the weighted-average number of common shares outstanding during the periods.  For the three months ended March 31, 2008 and 2007, the outstanding options were excluded from the computation of diluted net loss per share since their effect would have been anti-dilutive.

The following table sets forth the computation of basic and diluted net income (loss) per share (in thousands, except per share amounts):

	Three months ended March 31,
	2008	2007
Net loss	$(3,631)	$(5,622)

Shares used in computing basic and diluted net loss per share	46,150	44,930
Basic and diluted net loss per share	$(0.08)	$(0.13)

Warranties and Indemnifications

The Company generally provides a warranty for its software products and services to its customers and accounts for its warranties under the FASB’s Statement of Financial Accounting Standards No. 5, “Accounting for Contingencies” (SFAS No. 5). Our standard warranty period is 90 days, but warranty periods can sometimes be longer and vary from customer to customer. In the event there is a breach of such warranties, SupportSoft generally is obligated to correct the product or service to conform to the warranty provision or, if SupportSoft is unable to do so, the customer is entitled to seek a refund of the purchase price of the product or service. In certain contracts a material breach of warranty may involve penalties payable to the customer.  SupportSoft did not provide for a warranty accrual as of March 31, 2008 or December 31, 2007. To date, SupportSoft’s product warranty expense has not been significant.

The Company generally agrees to indemnify its customers against legal claims that its software products infringe certain third-party intellectual property rights and accounts for its indemnification obligations under SFAS No.5. To date, SupportSoft has not been required to make any payment resulting from infringement claims asserted against our customers and has not recorded any related accruals.

Recent Accounting Pronouncements

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements, which defines fair value, provides a framework for measuring fair value, and expands the disclosures required for fair value measurements. SFAS No. 157 applies to other accounting pronouncements that require fair value measurements; it does not require any new fair value measurements. SFAS No. 157 was effective for the quarter ended March 31, 2008. The adoption of SFAS No. 157 did not have a material impact on the Company’s consolidated financial statements.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities”. SFAS No. 159 permits companies to choose to measure certain financial instruments and certain other items at fair value. The standard requires that unrealized gains and losses on items for which the fair value option has been elected be reported in earnings. SFAS No. 159 was effective for quarter ended March 31, 2008. The Company did not elect to adopt the fair value option under this Statement.

In December 2007 the FASB issued SFAS No. 141 (revised 2007), “Business Combinations.” SFAS No. 141R will significantly change the accounting for business combinations in a number of areas, including the measurement of assets and liabilities acquired and the treatment of contingent consideration, contingencies, acquisition costs, in-process research and development and restructuring costs. In addition, under SFAS No. 141R, changes in deferred tax asset valuation allowances and acquired income tax uncertainties in a business combination after the measurement period will affect the income tax provision. SFAS No. 141R is effective for business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning after December 15, 2008, which means that it will be effective for our fiscal year beginning January 1, 2009. Early adoption is prohibited. The Company is currently evaluating the impact of adopting SFAS No. 141 on its consolidated financial statements.

In December 2007 the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements,” which establishes accounting and reporting standards for the noncontrolling (minority) interest in a subsidiary and for the deconsolidation of a subsidiary. SFAS No. 160 is effective for business arrangements entered into in fiscal years beginning on or after December 15, 2008, which means that it will be effective for our fiscal year beginning January 1, 2009. Early adoption is prohibited. The Company is currently evaluating the impact of adopting SFAS No. 160 on its consolidated financial statements.

In March 2008, the FASB issued SFAS No. 161 “Disclosures About Derivative Instruments and Hedging Activities”.  SFAS No. 161 is intended to enhance the current disclosure framework in Statement 133 “Accounting for Derivative Instrument and Hedging Activities”.  SFAS 161 requires enhanced disclosures about an entity’s derivative and hedging activities.  SFAB No. 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged.  The Company is currently evaluating the impact of adopting SFAS No. 161 on its consolidated financial statements.

Note 2. Comprehensive Loss

Statement of Financial Accounting Standards No. 130 “Reporting Comprehensive Income” (SFAS No. 130) establishes standards for reporting and displaying comprehensive net income and its components in stockholders’ equity. SFAS No. 130 has no impact on our net income or loss as presented in our financial statements. SFAS No. 130 requires foreign currency translation adjustments and changes in the fair value of available-for-sale securities to be included in comprehensive income or loss.

The following are the components of comprehensive loss (in thousands):

	Three months ended March 31,
	2008	2007
Net loss	$(3,631)	$(5,622)
Net unrealized gain (loss) on available-for-sale securities	(1,352)	19
Foreign currency translation loss	(116)	(24)
Comprehensive loss	$(5,099)	$(5,627)

The components of accumulated other comprehensive loss relate entirely to accumulated foreign currency translation gains/(losses) and unrealized gains/(losses) on available-for-sale securities and were $(909,000) and $(1.3) million at March 31, 2008, and $(793,000) and $21,000 at December 31, 2007.

Note 3. Income Taxes

We recorded income tax provisions of $108,000 and $215,000 for the three months ended March 31, 2008 and 2007 respectively. These provisions primarily reflect foreign income taxes including foreign withholding taxes related to certain international customer payments.  In accordance with Financial Accounting Standards Interpretation No. 48 (FIN 48), included in the quarterly provision was an increase in unrecognized tax benefits of $14,000 and $23,000 and interest of $5,000 and $4,000 for the three months ended March 31, 2008 and 2007 respectively.

As of March 31, 2008, our deferred tax assets are fully offset by a valuation allowance.  FASB’s Statement of Financial Accounting Standards No. 109 “Accounting for Income Taxes” (SFAS No. 109) provides for the recognition of deferred tax assets if realization of such assets is more likely than not.  Based upon the weight of available evidence, which includes SupportSoft’s historical operating performance, reported cumulative net losses since inception and difficulty in accurately forecasting our future results, the Company provided a full valuation allowance against our net deferred tax assets.  We reassess the need for our valuation allowance on a quarterly basis.  If it is later determined that a portion of the valuation allowance should be reversed it will be a benefit to the income tax provision.

As of March 31, 2008, the amount of unrecognized tax benefit where it is reasonably possible that a significant change may occur in the next 12 months is approximately $30,000.  The change would result from expiration of the statute of limitations in several foreign jurisdictions.

Note 4.  Segment Reporting

Statement of Financial Accounting Standards No. 131, (SFAS No. 131), “Disclosures about Segments of an Enterprise and Related Information,” establishes standards for the way in which public companies disclose certain information about operating segments in their financial reports.

In January 2008, we reorganized the Company and created two new business units.  We also appointed an executive vice president to lead each of the business units. Additionally, we began tracking profitability by segment and providing this information to our Chief Executive Officer. Consistent with SFAS No. 131, we have defined two reportable segments, distinguished by i) market characteristics, ii) the nature of our products and services, iii) how we manage our operations and iv) how our chief operating decision maker views results. We define the chief operating decision maker as our Chief Executive Officer.

Prior to January 2008, the Company conducted its business in one segment.  As such, segment results for these periods would be impracticable to reconstruct because the Company was not organized by business unit nor were costs and expenses tracked by business unit.  Consumer revenue for the three months ended March 31, 2007 was $162,000.

Consumer Segment.  In our consumer segment, we provide premium technology support to consumers over the phone and the internet for a fee.  We offer our services to consumers through retailers, digital service providers and other companies who provide technology products and services to consumers.  We also provide our services directly to consumers through www.support.com.

Enterprise Segment.  Our enterprise customers use our software to resolve technical problems for their customers.   Digital service providers use our products to automate the installation, activation and verification of broadband services, to reduce the cost and improve the quality of support for customers, and to enable the remote management of devices located at customer premises.  Corporate IT departments and IT outsourcing firms use our software to improve the cost-effectiveness and efficiency of their support through an integrated portfolio of proactive service, self service and assisted service products.

Other. This category consists of common corporate expenses such as general and administrative expenses, stock-based compensation expenses, amortization of intangible assets, interest income, and other income or expenses, which are items that we do not allocate to our business units.

The accounting policies of the segments are the same as those described in the summary of significant accounting policies in Note 1 to the consolidated financial statements.  We do not track assets by reportable segment and therefore do not disclose total assets by reporting segment. There are no intersegment sales.

The following table shows our financial results by reportable segment for the three months ended March 31, 2008:

	Enterprise	Consumer	Other	Consolidated
Revenue:
License	$2,974	$—	$—	$2,974
Maintenance	4,002	—	—	4,002
Services	3,949	—	—	3,949
Consumer	—	703	—	703
Total revenue	10,925	703	—	11,628
Segment operating costs and expenses	(8,121)	(5,337)	—	(13,458)
Amortization of intangible assets	—	—	(30)	(30)
Common corporate expenses	—	—	(1,938)	(1,938)
Stock-based compensation	—	—	(1,174)	(1,174)
Interest income & other, net	—	—	1,449	1,449
Income (loss) before income taxes	$2,804	$(4,634)	$(1,693)	$(3,523)

Note 5. Contingencies

Legal Matters

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

Taxes Contingencies

We are required to make periodic filings in the jurisdictions where we are deemed to have a presence for tax purposes. We have undergone tax audits in the past and have paid assessments arising from these audits. To date, such amounts have not been material. We evaluate estimated losses that could arise from similar assessments in accordance with Statement of Financial Accounting Standard No. 5, “Accounting for Contingencies.”  We consider such factors as the degree of probability of an unfavorable outcome and the ability to make a reasonable estimate of the amount of loss.

Note 6. Restructuring Obligations and Other Charges

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

In the first quarter of 2008, there were no additional restructuring charges and cash payments totaling $259,000 were made against the obligation at December 31, 2007.  The following table summarizes activity associated with the restructuring and related expenses incurred as of March 31, 2008 (in thousands):

	Severance	Facilities	Total
Restructuring obligations, December 31, 2006	$128	$—	$128
Restructuring costs incurred in 2007	1,179	11	1,190
Cash payments	(731)	(10)	(741)
Restructuring obligations, December 31, 2007	576	1	577
Cash payments	(259)	—	(259)
Restructuring obligations, March 31, 2008	$317	$1	$318

Note 7. Subsequent Event

On May 5, 2008, SupportSoft Inc. announced the completion of its acquisition of YourTechOnline.com (YTO), a provider of remote technology services based in Kelowna, British Columbia.  YTO’s service delivery methodology involves technical support agents who view and control a computer screen remotely.  The acquisition is intended to further enhance our remote service delivery capabilities utilizing work from home agents.

In the quarter ending June 30, 2008, the Company expects to utilize between $3.5 million and $4.5 million of cash related to the purchase of YTO, as well as integration, operations and retention costs related to key personnel.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion of our financial condition and results of operations should be read in conjunction with our consolidated financial statements and the related notes included elsewhere in this Form 10-Q and the section entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the consolidated financial statements and related noted included in our Annual Report on Form 10-K for the year ended December 31, 2007. The following discussion includes forward-looking statements. Please see “Risk Factors” in Item 1A of this Report for important information to consider when evaluating these statements.

Overview

SupportSoft provides software and services designed to make technology work. Advances in computer processing power, data transmission speeds, wireless communications and other areas of technology have the potential to enable and enrich daily life. Too often, however, technology proves frustrating to all but the most expert users. SupportSoft’s mission is to bridge this gap, and to enable technology to fulfill its promise.

In January 2008, we reorganized the company and began operating our business in two segments, consumer and enterprise. We also appointed an executive vice president to lead each of the business units. Additionally, we began tracking profitability by segment and providing this information to our Chief Executive Officer. Accordingly, beginning in 2008, we are providing segment information for each business unit. Our consumer segment is a technology-enabled services business and provides consumers with assistance with frustrating technology problems. Our enterprise segment consists of our traditional business in which we license technical support software to telecommunications and cable companies, digital service providers and corporate IT departments.

In our consumer segment, we provide premium technology support to consumers over the phone and the internet for a fee. We offer our services to consumers through retailers, digital service providers and other companies who provide technology products and services to consumers. We also provide our services directly to consumers through www.support.com.

Our enterprise customers use our software to resolve technical problems for their customers. Digital service providers use our products to automate the installation, activation and verification of broadband services, to reduce the cost and improve the quality of technical support, and to enable the remote management of devices located at customer premises. Corporate IT departments and IT outsourcing firms use our software to improve the cost-effectiveness and efficiency of their support through an integrated portfolio of proactive service, self-service and assisted service products.

Most of our revenue to date has been derived from our traditional enterprise customers and has consisted of software license fees and fees for maintenance, consulting, training and hosting services.  We have licensed our software to enterprise customers predominately on a perpetual basis in which we recognize the license revenue up front, assuming all criteria for revenue recognition under the applicable accounting rules have been met. Maintenance fees relating to perpetual software licenses result in ratable recognition of revenue over the period of the maintenance term, which is generally one year. Consulting and training revenues are generally recognized as the services are performed or in accordance with predefined project milestones. Hosting fees are recognized ratably over the term of the hosting arrangement. Revenue from our consumer offerings have been derived predominantly from services that are generally paid on a per transaction basis. Going forward, revenue recognition models from our consumer offerings could vary significantly depending on specific contractual terms.

Our total revenue for the quarter ended March 31, 2008 was $11.6 million, an increase of $1.2 million or 12% over $10.4 million in the first quarter of 2007.

Revenue from our enterprise segment was $10.9 million in the first quarter of 2008.  Within this segment license revenue was $3.0 million, maintenance revenue was $4.0 million and services revenue was $3.9 million.  For the first quarter of 2008, an increase in services revenue was partially offset by a decrease in license revenue when compared with the same period in 2007.  During 2008, our principal goal in the enterprise segment is to operate in a profitable fashion at the segment operating income level.  The key elements of our strategy to achieve this goal are cost control, increasing satisfaction of existing customers, and obtaining new customers.  With respect to cost levels, we completed a reduction in force in the fourth of 2007.  With respect to customer satisfaction, we are operating with a series of tailored customer account plans designed to enable our customers to achieve maximum value from their investment in our products.  With respect to new customers, we have targeted initiatives in specific market areas designed to expand our customer base.

Revenue from our consumer segment was $703,000 in the first quarter of 2008 and was comprised primarily of fees for technology support services provided through channel partners and, to a lesser extent, directly to consumers through support.com.  In the first quarter of 2007 we had just launched our consumer business.  Consumer revenue in that period was $162,000.  In 2007 we sought to establish the consumer business in two primary ways: by developing alliances with other companies through which our offerings could reach consumers, and by establishing a direct-to-consumer business under the support.com brand. In 2008, our goal is to add new alliances with other companies and to continue to develop existing alliances to generate future revenue. We also intend to continue to invest in support.com in an effort to drive steady improvements in our direct-to-consumer business.

We do not expect immediate returns from our consumer initiative but believe it can create sustainable revenue growth over time. Although we are leveraging many of our existing resources, we are making significant incremental investments in support of the consumer business, including investments in customer support agents and to further develop and promote our consumer offerings.  We expect that these additional investments will precede any material revenue increase from our new business initiatives. As a result, we currently expect to incur quarterly net losses through at least 2008.

We intend the following discussion of our financial condition and results of operations to provide information that will assist in understanding our financial statements, the changes in certain key items in those financial statements from period to period, and the primary factors that accounted for those changes, as well as how certain accounting principles, policies and estimates affect our financial statements.

Critical Accounting Policies and Estimates

In preparing our consolidated financial statements in conformity with accounting principles generally accepted in the United States, we make assumptions, judgments and estimates that can have a significant impact on our net revenue, and operating results, as well as on the value of certain assets and liabilities on our consolidated balance sheet. We base our assumptions, judgments and estimates on historical experience and various other factors that we believe to be reasonable under the circumstances. Actual results could differ materially from these estimates under different assumptions or conditions. On a regular basis we evaluate our assumptions, judgments and estimates and make changes accordingly. We believe that the assumptions, judgments and estimates involved in the accounting for revenue recognition, allowance for doubtful accounts, accounting for income taxes, accounting for goodwill and other intangible assets, and stock-based compensation have the greatest potential impact on our consolidated financial statements, so we consider these to be our critical accounting policies. We discuss below the critical accounting estimates associated with these policies. For further information on the critical accounting policies, see the notes to consolidated financial statements.

Revenue Recognition

We derive revenues from software license fees, maintenance and support, professional services and transaction-based technology support services and multiple element arrangements that may include any combination of these items. We recognize revenue in accordance with generally accepted accounting principles that are appropriate for each type of revenue. Our revenue recognition policy is one of our critical accounting policies because revenue is a key component of our results of operations and is based on complex rules which require us to make judgments. In applying our revenue recognition policy we must determine which portions of our revenue are recognized currently and which portions must be deferred and recognized later. In order to determine current and deferred revenue, we make estimates with regard to the expected amount of future services to be performed and the appropriate fair value for those services. We also make judgments as to whether future services are essential to the functionality of other elements of the software arrangement. We do not record revenue on sales transactions when the collection of cash is in doubt at the time of sale. Rather, revenue is recognized from these transactions as cash is collected. The determination of collectibility requires significant judgment.

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

Accounting for Goodwill and Other Intangible Assets

At March 31, 2008, goodwill was $9.8 million, and net identifiable intangible assets were $1.7 million.  We assess the impairment of goodwill annually or more often if events or changes in circumstances indicate that the carrying value may not be recoverable. An impairment loss would be recognized if the fair value of the reporting unit is less than the carrying value of the reporting unit’s net assets on the date of the evaluation.  We assess the impairment of finite life identifiable intangible assets whenever events or changes in circumstances indicate that its carrying amount may not be recoverable.  An impairment loss would be recognized when the sum of the future net cash flows expected to result from the use of the asset and its eventual disposition is less than its carrying amount. Such impairment loss would be measured as the difference between the carrying amount of the asset and its fair value. The estimate of cash flow is based upon, among other things, certain assumptions about expected future operating performance and an appropriate discount rate determined by our management. Our estimates of discounted cash flows may differ from actual cash flows due to, among other things, economic conditions, changes to the business model or changes in operating performance. If we made different estimates, material differences may result in write-downs of net long-lived and intangible assets, which would be reflected by charges to our operating results for any period presented.  Furthermore, we evaluate cash flows at the lowest operating segment level.  If the number of reporting units increases in the future, as it has in 2008, this may make impairment more probable than it would be with fewer reporting units.

Stock-based compensation

We account for stock-based compensation in accordance with the provisions of SFAS No. 123R. We adopted SFAS No. 123R using the modified prospective transition method which requires the application of the accounting standard starting from January 1, 2006. Under the fair value recognition provisions of SFAS No. 123R, stock-based compensation cost is estimated at the grant date based on the fair value of the award and is recognized as expense ratably over the requisite service period of the award. We estimate the fair value of stock-based awards on the grant date using the Black-Scholes-Merton option-pricing model. Determining the appropriate fair value model and calculating the fair value of stock-based awards requires judgment, including estimating stock price volatility, forfeiture rates and expected life. If any of these assumptions used in the option-pricing models changes significantly, stock-based compensation may differ materially in the future from that recorded in the accompanying financial statements.

RESULTS OF OPERATIONS

The following table sets forth the results of operations for the three months ended March 31, 2008 and 2007 expressed as a percentage of total revenue.

	Three Months Ended March 31,
	2008	2007
Revenue:
License	26%	31%
Maintenance	34	38
Services	34	31
Consumer revenue	6	—

Total revenue	100	100

Costs and expenses:
Cost of license	—	—
Cost of maintenance	5	6
Cost of services	32	43
Cost of consumer revenue	11	—
Amortization of intangible assets	—	3
Research and development	19	22
Sales and marketing	55	72
General and administrative	20	24

Total costs and expenses	142	170

Loss from operations	(42)	(70)
Interest and other income, net	12	18

Loss before income taxes	(30)	(52)
Provision for income taxes	(1)	(2)

Net loss	(31)%	(54)%

Three Months Ended March 31, 2008 and 2007

REVENUE

	Three Months
	Ended
	March 31,		$	%
In thousands, except percentages	2008	2007	Change	Change

License	$2,974	$3,248	$(274)	(8)%
Maintenance	4,002	3,923	79	2
Services	3,949	3,255	694	21
Consumer	703	—	703	100
Total revenue	$11,628	$10,426	$1,202	12%

License revenue. License revenue is comprised of fees for term and perpetual licenses of our software. Perpetual license revenue is recognized using the residual method described in SOP 98-9 for arrangements in which licenses are sold with multiple elements. We allocate revenues on these licenses based upon the fair value of each undelivered element including undelivered maintenance, consulting and training. The determination of fair value is based upon vendor specific objective evidence (VSOE). VSOE for maintenance is based upon separate renewals of maintenance from customers. VSOE for consulting or training is based upon separate sales of these services to customers. Assuming all other revenue recognition criteria are met, the difference between the total arrangement fee and the amount deferred for each undelivered element is recognized as license revenue.  The year-over-year decrease in license revenue was due to closing fewer large licensing transactions with our traditional enterprise customers. For example, in the first quarter of 2008 we had 2 customers that contributed greater than $300,000 in license revenue, compared to 5 such customers in the first quarter of 2007.

Maintenance revenue. Maintenance revenue is comprised primarily of revenue from post-contract technical support services which includes software product updates. Maintenance revenue is recognized ratably over the term of the maintenance period, which is generally one year.  Maintenance revenue remained at a relatively consistent at approximately $4.0 million for the first quarters of 2007 and 2008.

Services revenue. Services revenue is primarily comprised of revenue from professional services, such as consulting, training and fees for hosting services. Services revenue is generally recognized as the services are performed. Our services revenue may fluctuate from period to period depending on the overall demand for our consulting services and level of consulting activity with major customers.  The increase in services revenue in the first quarter of 2008 from first quarter of 2007 was due primarily to increased services demand, particularly from one customer whose services revenue increased to $989,000 in the first quarter of 2008 from $356,000 in the first quarter of 2007.

Consumer revenue.  Revenue from our consumer offerings have been derived predominantly from technology support services that are paid for on a per incident basis.  We also license certain of our consumer software products to partners on a per use basis. Consumer revenue in the first quarter of 2008 was comprised primarily of fees from technology support services delivered through our consumer partners, fees from licenses of our consumer software products to our consumer partners, and fees from technology support services offered directly to consumers through support.com.  In the first quarter of 2007, we had just begun to offer our consumer solutions.  Consumer revenue in that period was $162,000.  Prior to January 1, 2008, such revenue was reported predominantly in services revenue.

International Revenue

Revenue from customers outside the North America accounted for approximately 22% of our total revenue for the three months ended March 31, 2008, compared with 21% for the three month periods ended March 31, 2007.

COSTS AND EXPENSES

Costs of Revenue

	Three Months
	Ended
	March 31,		$	%
In thousands, except percentages	2008	2007	Change	Change

Cost of license	$51	$38	$13	34%
Cost of maintenance	$549	$638	$(89)	(14)%
Cost of services	$3,753	$4,518	$(765)	(17)%
Cost of consumer revenue	$1,240	$—	1,240	100%

Cost of license. Cost of license fees consists primarily of third-party royalty fees under license arrangements for technology embedded in or resold with our products. Cost of license fees remained consistent between the three months ended March 31, 2008 and 2007 and was less than 1% of total revenue.

Cost of maintenance.  Cost of maintenance consists primarily of compensation costs, travel costs, and related overhead expenses for customer support personnel.  Cost of maintenance decreased for the three months ended March 31, 2008 from the same period in 2007 due primarily to decrease in salary and related employees costs as a result of a lower number of customer support personnel.

Cost of services and cost of consumer revenue.  Cost of services consists primarily of costs of our enterprise professional services organization such as compensation, travel, related overhead expenses for professional services personnel and costs of third parties for subcontracted consulting services.  Prior to the first quarter of 2008, cost of services also included the cost of our call center agents who provide our technology support services within the consumer business.  At that time we operated our business in a single reporting unit. Consequently, our call center costs, as well as other consumer segment costs, were included in cost of services.  In January 2008, we reorganized the Company and created two separate business units, consumer and enterprise.  Accordingly, cost of consumer revenue is presented separately starting in the first quarter of 2008.  The cost of our professional services organization within the enterprise business increased only slightly (less than 3%).  The cost of consumer revenue increased due to the addition of call center agents to support higher technology support call volumes. We expect cost of consumer revenue to increase each quarter during 2008 as we add call center agents to support higher anticipated call volumes.

 Amortization of Intangible Assets

	Three Months
	Ended
	March 31,		$	%
In thousands, except percentages	2008	2007	Change	Change

Amortization of intangible assets	$30	$272	$(242)	(89)%

The decrease in the amortization of intangible assets is due to a write-down of our intangible assets during the fourth quarter of 2007 which reduced the carrying value of our intangible assets as of December 31, 2007.  Amortization expense beginning in 2008 was based on the reduced carrying value of the intangible assets and therefore decreased in the first quarter of 2008 compared with the same quarter in the prior year.

OPERATING EXPENSES

	Three Months
	Ended
	March 31,		$	%
In thousands, except percentages	2008	2007	Change	Change

Research and development	$2,235	$2,271	$(36)	(2)%
Sales and marketing	$6,386	$7,406	$(1,020)	(14)%
General and administrative	$2,356	$2,543	$(187)	(7)%

Research and development. Research and development costs are expensed as incurred. Research and development expense consists primarily of compensation costs, third-party consulting expenses and related overhead costs for research and development personnel.  Research and development expense was relatively consistent for the first quarters of 2008 and 2007.

Sales and marketing. Sales and marketing expense consists primarily of compensation costs, including salaries, sales commissions and related overhead costs for sales, business development and marketing personnel; expenses for lead generation activities; and promotional expenses, including public relations, advertising and marketing events, in both the enterprise and consumer businesses.  The decrease in sales and marketing expense was due primarily to lower salaries and related employee costs and lower commissions associated with a reduction of personnel in the fourth quarter of 2007.  Additionally, we operated with a lower level of marketing program spending and advertising in the consumer business in the first quarter of 2008.

General and administrative. General and administrative expense consists primarily of compensation costs and related overhead costs for administrative personnel and professional fees for legal, accounting and other professional services.  The decrease in general and administrative expense was due primarily to decrease in professional services fees and lower salaries and related employee costs on reduced headcount.

INTEREST INCOME AND OTHER, NET

	Three Months
	Ended
	March 31,		$	%
In thousands, except percentages	2008	2007	Change	Change

Interest income and other, net	$1,449	$1,853	$(404)	(22)%

The decrease in interest income and other was primarily due to a one-time payment of $325,000 received in the first quarter of 2007 in settlement of a contractual dispute and lower interest income due to lower interest rates on our marketable securities.

PROVISION FOR INCOME TAXES

	Three Months
	Ended
	March 31,		$	%
In thousands, except percentages	2008	2007	Change	Change

Provision of income taxes

$

(108

)

$

(215

)

$

(107

)

(50

)%

The provisions for income taxes are comprised of estimates of current taxes due in foreign jurisdictions and payments of foreign withholding taxes.

Our provision for income taxes decreased to $108,000 for the three months ended March 31, 2008, a decrease of 50% from $215,000.  The higher provision for income taxes in the first quarter of 2007 was due primarily to $99,000 of foreign withholding taxes paid during that period.

LIQUIDITY AND CAPITAL RESOURCES

Total cash, cash equivalents and marketable securities in the aggregate decreased $5.5 million to $107.4 million at March 31, 2008 from $112.9 million at December 31, 2007.

Operating Activities

Net cash used in operating activities was $3.2 million and $1.6 million for the three months ended March 31, 2008 and 2007, respectively.  Amounts included in net loss, which do not require the use of cash, primarily include the depreciation, amortization of premiums and discounts on marketable securities, stock-based compensation expense, and amortization of intangible assets.  The sum of these items was $1.2 million and $1.4 million in the first quarter of 2008 and 2007, respectively.  Net cash used in operating activities in the first quarter of 2008 was primarily the result of the net loss of $3.6 million and an increase in accounts receivable of $857,000, offset by a decrease in prepaid expenses of $748,000.  Net cash used in operating activities for the three months ended March 31, 2007 was primarily due to cash collections during the period, which contributed to a reduction in accounts receivable of $4.6 million.  This reduction was also due to lower revenues and associated invoicing in the first quarter of 2007 compared with the fourth quarter of 2006. The reduction in accounts receivable was offset by a net loss of $5.6 million and a decrease in deferred revenue of $2.3 million.  Customers typically purchase maintenance contracts when they license our products.  The decrease in deferred maintenance revenue is consistent with the lower level of license revenue in the first quarter of 2007 compared with the fourth quarter of 2006. Additionally, deferred revenue had decreased due to the ongoing amortization of term-based licenses originally recorded in deferred revenue at the outset of those arrangements.

 Our accounts receivable and deferred revenue balances fluctuate from period to period and are primarily dependent on (i) the timing of the closure of our license agreements, especially larger agreements concluded late in the period, (ii) the related invoicing and payment provisions under those agreements, (iii) the timing of maintenance renewals and related invoicing, and (iv) collections.

Investing Activities

Net cash provided by investing activities was $33.2 million and $1.1 million for the three months ended March 31, 2008 and 2007, respectively. Net cash provided by investing activities for the three months ended March 31, 2008 was primarily due to sales and maturities of $54.9 million in marketable securities offset by the purchases of $20.1 million in marketable securities, expenditures of $137,000 for property and equipment and $1.4 million for acquired technology. Net cash provided by investing activities for the three months ended March 31, 2007 was primarily due to sales and maturities of $29.6 million in marketable securities offset by the purchase of $26.9 million in marketable securities and expenditures of $1.6 million for property and equipment, primarily related to furniture and leasehold improvements for our new headquarter office.

Financing Activities

Net cash generated by financing activities was $195,000 for the three months ended March 31, 2008 and $2.0 million for the three months ended March 31, 2007. Net cash provided by financing activities for the three months ended March 31, 2008 was attributable to net proceeds from the purchase of 64,181 common shares under the employee stock purchase plan.  Net cash provided by financing activities for the three months ended March 31, 2007 was attributable to net proceeds from the purchase of 62,802 common stock under the employee stock purchase plan and the exercise of 643,222 stock options.

Working Capital and Capital Expenditure Requirements

At March 31, 2008, we had stockholders’ equity of $117.1 million and working capital of $80.7 million. Included as a reduction to working capital is deferred revenue of $9.5 million, which will not require cash to settle, but will be recognized as revenue in the future. We believe that our existing cash balances will be sufficient to meet our working capital requirements and stock repurchase program, as well as our planned capital expenditures for at least the next 12 months.

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

As noted above, we plan to make substantial investments in our business during 2008, including but not limited to such areas as cost of consumer revenue and sales and marketing. We believe these investments and others are essential to creating sustainable growth in our business in the future. Because these investments will likely precede any associated revenues, we expect our working capital to decrease in the near term. Additionally, we may choose to acquire other businesses or complimentary technologies to enhance our product capabilities and such acquisitions would likely require the use of cash.

At March 31, 2008 and December 31, 2007 we had investments in AAA-rated auction-rate debt securities with various state student loan authorities of $23.9 million and $38.9 million, respectively. At the time of our initial investment and through the date of this Report, all of the securities we have invested in are rated AAA, the highest rating issued by a rating agency, and the student loans made by these authorities are substantially guaranteed by the federal government through the Federal Family Education Loan Program (FFELP). Auction-rate securities are long-term variable rate bonds tied to short-term interest rates. After the initial issuance of the securities, the interest rate on the securities is reset periodically, at intervals established at the time of issuance (e.g., every seven, twenty-eight, or thirty-five days; every six months; etc.), based on market demand for a reset period. Auction-rate securities are bought and sold in the marketplace through a competitive bidding process often referred to as a “Dutch auction”. If there is insufficient interest in the securities at the time of an auction, the auction may not be completed and the rates may be reset to predetermined “penalty” or “maximum” rates. Following such a failed auction, we would not be able to access our funds that are invested in the corresponding auction-rate securities until a future auction of these investments is successful, new buyers express interest in purchasing these securities in between reset dates, issuers establish a different form of financing to replace these securities, or final payments become due according to contractual maturities. Given the current negative liquidity conditions in the global credit markets, in the months from February through April 2008 auctions failed for all of the of auction-rate securities we held as of March 31, 2008, and as a result our ability to liquidate our investment and fully recover the carrying value of our investment in the near term may be limited or not exist.

The fair value of our auction rate securities at March 31, 2008 reflects an unrealized loss of $1.4 million.  Fair value for such securities was based on a discounted cash flow valuation that takes into account a number of factors including estimated duration, credit quality, and the percentage of FFELP guarantee. We made assumptions about future cash flows based on maximum rate formulas and used estimates of market data, including yields of trading securities that we believe to be similar or comparable. At March 31, 2008, all auction rate securities were classified as Level 3 assets in accordance with the SFAS No.157 hierarchy.  Presently we have determined the decline in value to be temporary because i) we have the intent and ability to hold these securities in the near term in order to recoup their par values, ii) through the date of this Report all of the securities have maintained their AAA credit ratings, iii) loans made by the issuers are backed by the federal government, and iv) we have noted no deterioration credit quality of the issuers.

However if circumstances change in the future and we believe we will not hold these securities to maturity, we may be required to record an other than temporary impairment charge on these investments. We may similarly be required to record other than temporary impairment charges if the ratings on any of these securities are reduced or if any of the issuers default on their obligations. In addition to impairment charges, any of these events could cause us to lose part or all of our investment in these securities. Any of these events could materially affect our results of operations and our financial condition. We currently believe these securities are not significantly impaired, primarily due to the AAA credit rating of the issuers and the government backing of the loans made by the issuers; however, it could take until the final maturity of the underlying notes (up to 30 years) to realize our investments’ recorded value. Based on our expected operating cash flows, and our other sources of cash, we do not anticipate the potential lack of liquidity on these investments will affect our ability to execute our current business plan.

Acquisition

On May 5, 2008, SupportSoft Inc. announced the completion of its acquisition of YourTechOnline.com (YTO), a provider of remote technology services based in Kelowna, British Columbia.  YTO’s service delivery methodology involves technical support agents who view and control a computer screen remotely.  The acquisition is intended to further enhance our remote service delivery capabilities utilizing work from home agents.

In the quarter ending June 30, 2008, the Company expects to utilize between $3.5 million and $4.5 million of cash related to the purchase of YTO, as well as integration, operations and retention costs related to key personnel.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The primary objective of our investment activities is to preserve principal while at the same time maximizing the income we receive from our investments without significantly increasing risk. To achieve this objective, we invest our excess cash in a variety of securities, including government debt securities, municipal debt securities with an auction reset feature (“auction-rate securities”), corporate notes and bonds, commercial paper and money market funds meeting certain criteria. These securities are classified as available-for-sale and consequently are recorded on the balance sheet at fair value with unrealized gains or losses reported as a separate component of accumulated other comprehensive income (loss). Our holdings of the securities of any one issuer, except government agencies, do not exceed 10% of the portfolio. We do not utilize derivative financial instruments to manage our interest rate risks.

As of March 31, 2008, we held $64.2 million in marketable securities (excluding cash and cash equivalents), which consisted primarily of government debt securities, auction-rate securities, corporate notes and bonds, and commercial paper. The weighted average interest rate of our portfolio was approximately 4.64% at March 31, 2008. A decline in interest rates over time would reduce our interest income from our marketable securities. A decrease in interest rates of 100 basis points would cause a corresponding decrease in our annual interest income of approximately $642,000.

At March 31, 2008 and December 31, 2007 we had investments in AAA-rated auction-rate debt securities with various state student loan authorities of $23.9 million and $38.9 million, respectively. At the time of our initial investment and through the date of this Report, all of the securities we have invested in are rated AAA, the highest rating issued by a rating agency, and the student loans made by these authorities are substantially guaranteed by the federal government through the Federal Family Education Loan Program (FFELP). Auction-rate securities are long-term variable rate bonds tied to short-term interest rates. After the initial issuance of the securities, the interest rate on the securities is reset periodically, at intervals established at the time of issuance (e.g., every seven, twenty-eight, or thirty-five days; every six months; etc.), based on market demand for a reset period. Auction-rate securities are bought and sold in the marketplace through a competitive bidding process often referred to as a “Dutch auction”. If there is insufficient interest in the securities at the time of an auction, the auction may not be completed and the rates may be reset to predetermined “penalty” or “maximum” rates. Following such a failed auction, we would not be able to access our funds that are invested in the corresponding auction-rate securities until a future auction of these investments is successful, new buyers express interest in purchasing these securities in between reset dates, issuers establish a different form of financing to replace these securities, or final payments become due according to contractual maturities. Given the current negative liquidity conditions in the global credit markets, in the months from February through April 2008 auctions failed for all of the of auction-rate securities we held as of March 31, 2008, and as a result our ability to liquidate our investment and fully recover the carrying value of our investment in the near term may be limited or not exist.

The fair value of our auction rate securities at March 31, 2008 reflects an unrealized loss of $1.4 million.  Fair value for such securities was based on a discounted cash flow valuation that takes into account a number of factors including estimated duration, credit quality, and the percentage of FFELP guarantee. We made assumptions about future cash flows based on maximum rate formulas and used estimates of market data, including yields of trading securities that we believe to be similar or comparable. At March 31, 2008, all auction rate securities were classified as Level 3 assets in accordance with the SFAS No. 157 hierarchy.  Presently we have determined the decline in value to be temporary because i) we have the intent and ability to hold these securities in the near term in order to recoup their par values, ii) through the date of this Report all of the securities have maintained their AAA credit ratings, iii) loans made by the issuers are backed by the federal government, and iv) we have noted no deterioration credit quality of the issuers.

However if circumstances change in the future and we believe we will not hold these securities to maturity, we may be required to record an other than temporary impairment charge on these investments. We may similarly be required to record other than temporary impairment charges if the ratings on any of these securities are reduced or if any of the issuers default on their obligations. In addition to impairment charges, any of these events could cause us to lose part or all of our investment in these securities. Any of these events could materially affect our results of operations and our financial condition. We currently believe these securities are not significantly impaired, primarily due to the AAA credit rating of the issuers and the government backing of the loans made by the issuers; however, it could take until the final maturity of the underlying notes (up to 30 years) to realize our investments’ recorded value. Based on our expected operating cash flows, and our other sources of cash, we do not anticipate the potential lack of liquidity on these investments will affect our ability to execute our current business plan.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended March 31, 2008 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

See Note 5 Contingencies to the condensed consolidated financial statements in Part I, Item 1 of this Quarterly Report on Form 10-Q for a description of legal proceedings.

ITEM 1A. RISK FACTORS

This report contains forward-looking statements regarding our business and expected future performance as well as assumptions underlying or relating to such statements of expectation, all of which are “forward looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. We are subject to many risks and uncertainties that may materially affect our business and future performance and cause those forward-looking statements to be inaccurate. Words such as “expects,” “anticipates,” “intends,” “plans,” “believes,” “forecasts,” “estimates,” “seeks,” “may result in,” “focused on,” “continue to,” and similar expressions often identify forward-looking statements.

We have not been profitable and may not achieve profitability in future periods.

We were not profitable in 2007 or in the first quarter of 2008. In addition, we intend to make significant investments in support of our business in 2008 and we expect to continue to sustain losses in 2008 and possibly subsequent periods. If we fail to achieve revenue growth as a result of these additional investments or if such revenue growth does not result in our achieving profitability, the market price of our common stock will likely decline. A sustained period of losses would also result in an increased usage of cash to fund our operating activities and a corresponding reduction in our cash balance.

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

Several factors that have contributed or may in the future contribute to fluctuations in our operating results include:

•                  Demand for our software and services;

•                  Our collaboration with premium technology support partners including retailers, and the timing and success of these partners’ introduction and sale of our products;

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

•                  Our ability to adapt to our customers’ needs in a market space defined by frequent technological change;

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

Over the last three years, we have licensed our enterprise software predominately on a perpetual basis in which we recognize the license revenue up front, assuming all criteria for revenue recognition have been met. As a result of our current perpetual licensing model for the enterprise business, we have become dependent on a few customer contracts with up-front license revenue for a substantial portion of our license revenue in any one quarter. In addition, a significant portion of our total revenue each quarter comes from a number of orders received in the last month of a quarter. In previous quarters, we failed to close expected perpetual licenses with up-front revenue resulting in a revenue shortfall. If in future quarters we fail to close orders expected to be completed by the end of a quarter, particularly if these orders are for perpetual licenses with up-front revenue, our quarterly results would suffer and the market price of our common stock would likely decline. While revenues in our consumer business are generally recognized over the course of a quarter based on the number of services delivered, this revenue is not significant enough at this time to offset a shortfall in perpetual license revenue.

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

Our plans for our consumer business depend in part on our ability to increase the number of our customer support agents in order to satisfy the demand for our consumer services. Any material disruption or slowdown in our service delivery infrastructure and systems resulting from labor disputes, telephone or Internet failures, power or service outages, natural disasters or other events could make it difficult or impossible to provide adequate customer service and support. Further, we may be unable to attract and retain adequate numbers of competent customer support agents, which is essential in creating a favorable interactive customer experience. We have attempted to augment our service delivery operations through our recent acquisition of YourTechOnline.com, a company that specializes in delivering technical support through work-at-home agents. Any problems we encounter with integrating the YourTechOnline.com agents, in propagating the YourTechOnline.com service delivery model across existing agents or in retaining agents following the acquisition could seriously jeopardize our service delivery operations and our consumer revenue. If we are unable to continually provide adequate staffing for our service delivery operations, our revenue and reputation could be seriously harmed.

Because a small number of enterprise customers have historically accounted for and may in future periods account for substantial portions of our revenue, our revenue could decline because of delays or losses of specific customer orders.

A small number of enterprise customers have historically accounted for, and may in future periods account for, substantial portions of our revenue. For the three months ended 2008, one customer accounted for 15% of our total revenue.  Similarly, for the year ended December 31, 2007, one customer accounted for 18% of total revenue. In 2008, we are likely to continue to derive a significant portion of our enterprise revenue from large transactions with a limited number of customers. Therefore, our revenue could decline because of the loss or delay of a single enterprise customer order. Additionally, we may not obtain new customers. The failure to obtain significant new customers, particularly customers that purchase perpetual licenses with up-front payments, the loss or delay of significant customer orders or the failure of existing customers to pay ongoing fees when due would harm our operating results.

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

Clients that license our enterprise software solutions usually engage our professional services organization to assist with installation and implementation of our software and related consulting services. Revenue from professional services typically represents a substantial portion of our total revenue and total costs.  The cost of delivering our professional services is expensive and in prior periods our professional services business has not been profitable.  We have generally billed our customers for professional services on a time and material basis, using an agreed upon daily rate. However, customers have increasingly requested various contract structures, including milestone-based contracts and contracts for a fixed total fee. If unanticipated factors in a project are encountered, we may be subject to monetary and other significant penalties, and the operating results from our professional services business would suffer. Furthermore, an estimated loss on a contract is generally required to be recorded in the period in which a loss becomes evident. Recording a loss on a services contract could have a material adverse effect on our operating results for the period in which the loss was recorded. One of our stated goals for fiscal 2008 is to operate our enterprise business in a consistently profitable manner. Our ability to do so is heavily dependent on our ability to manage professional service costs. In addition to managing the costs in our professional services organization, if we are unable to manage costs in our enterprise customer support, research and development or sales and marketing organizations, our enterprise business may not be able to achieve or sustain profitability.

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

Our consumer offerings require us to establish and maintain relationships with third parties, including retailers such as Office Depot, who will direct consumers to us and provide technology support services to consumers based on our technology, as well as with third parties to whom we outsource some of our service delivery operations. Failure to establish or maintain third-party relationships in our consumer business, particularly with partners who sell our services, on acceptable terms or at all could materially and adversely affect the success of our business. We sell to numerous consumers through each of these partners, and therefore a delay in the acquisition or rollout of our relationship with even one of these partners could cause us to miss revenue targets. Like our sales cycle in the enterprise business, the process of establishing a relationship with a retail partner can be complex and time consuming, and we must pass multiple levels of review and test marketing in order to be selected. If we are unable to establish a sufficient number of new retail partners on a timely basis our sales will suffer. There is also the risk that, once established, with these partners may take longer than we expect to produce revenue or may not produce revenue at all. One or more of our key partners may also discontinue selling our services, offer them only on a limited basis or devote insufficient time and attention to promoting them to their customers. If any of these key partners merge with a competitor, particularly one that offers a service competitive with ours, all of these risks could be exacerbated. Each of these risks could reduce our sales and significantly harm our operating results.

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

At March 31, 2008, we had $43 million in cash and cash equivalents and $64 million in marketable securities. We have historically invested these amounts in government debt securities, auction-rate securities, corporate notes and bonds, commercial paper and money market funds meeting certain criteria. Certain of these investments are subject to general credit, liquidity, market and interest rate risks, which may be exacerbated by the U.S. housing recession that has affected various sectors of the financial markets and caused credit and liquidity issues. As of March 31, 2008, we determined that any declines in the fair value of our investments were temporary. There may be further declines in the value of these investments, which we may determine to be other-than-temporary. These market risks associated with our investment portfolio may have a negative adverse effect on our results of operations, liquidity and financial condition.

At March 31, 2008 and December 31, 2007 we had investments in AAA-rated auction-rate debt securities with various state student loan authorities of $23.9 million and $38.9 million, respectively. At the time of our initial investment and through the date of this Report, all of the securities we have invested in are rated AAA, the highest rating issued by a rating agency, and the student loans made by these authorities are substantially guaranteed by the federal government through the Federal Family Education Loan Program (FFELP). Auction-rate securities are long-term variable rate bonds tied to short-term interest rates. After the initial issuance of the securities, the interest rate on the securities is reset periodically, at intervals established at the time of issuance (e.g., every seven, twenty-eight, or thirty-five days; every six months; etc.), based on market demand for a reset period. Auction-rate securities are bought and sold in the marketplace through a competitive bidding process often referred to as a “Dutch auction”. If there is insufficient interest in the securities at the time of an auction, the auction may not be completed and the rates may be reset to predetermined “penalty” or “maximum” rates. Following such a failed auction, we would not be able to access our funds that are invested in the corresponding auction-rate securities until a future auction of these investments is successful, new buyers express interest in purchasing these securities in between reset dates, issuers establish a different form of financing to replace these securities, or final payments become due according to contractual maturities. Given the current negative liquidity conditions in the global credit markets, in the months from February through April 2008 auctions failed for all of the of auction-rate securities we held as of March 31, 2008, and as a result our ability to liquidate our investment and fully recover the carrying value of our investment in the near term may be limited or not exist.

The fair value of our auction rate securities at March 31, 2008 reflects an unrealized loss of $1.4 million.  Fair value for such securities was based on a discounted cash flow valuation that takes into account a number of factors including estimated duration, credit quality, and the percentage of FFELP guarantee. We made assumptions about future cash flows based on maximum rate formulas and used estimates of market data, including yields of trading securities that we believe to be similar or comparable. At March 31, 2008, all auction rate securities were classified as Level 3 assets in accordance with the SFAS No. 157 hierarchy.  Presently we have determined the decline in value to be temporary because i) we have the intent and ability to hold these securities in the near term in order to recoup their par values, ii) through the date of this Report all of the securities have maintained their AAA credit ratings, iii) loans made by the issuers are backed by the federal government, and iv) we have noted no deterioration credit quality of the issuers.

However if circumstances change in the future and we believe we will not hold these securities to maturity, we may be required to record an other than temporary impairment charge on these investments. We may similarly be required to record other than temporary impairment charges if the ratings on any of these securities are reduced or if any of the issuers default on their obligations. In addition to impairment charges, any of these events could cause us to lose part or all of our investment in these securities. Any of these events could materially affect our results of operations and our financial condition. We currently believe these securities are not significantly impaired, primarily due to the AAA credit rating of the issuers and the government backing of the loans made by the issuers; however, it could take until the final maturity of the underlying notes (up to 30 years) to realize our investments’ recorded value. Based on our expected operating cash flows, and our other sources of cash, we do not anticipate the potential lack of liquidity on these investments will affect our ability to execute our current business plan.

We have recorded long-lived assets, and our results of operations would be adversely affected if their value becomes impaired.

Goodwill and identifiable intangible assets were recorded in part due to our acquisition of substantially all of the assets of Core Networks Incorporated in September 2004. We also have certain intangible assets with an indefinite life. We assess the impairment of goodwill and indefinite life intangible assets annually or more often if events or changes in circumstances indicate that the carrying value may not be recoverable. We assess the impairment of acquired product rights and other finite life intangible assets whenever events or changes in circumstances indicate that its carrying amount may not be recoverable. As a result of our discontinuance of active marketing and selling of one of the products we acquired from Core Networks, and a reevaluation of the fair value of the Core Network’s technology intangible assets, we recognized a non-cash write-down of approximately $1.7 million during the fourth quarter of 2007. An impairment loss was recognized because the sum of the discounted future net cash flows expected to result from the use of the assets and their eventual disposition was less than the carrying amounts. Such impairment loss was measured as the difference between the carrying amounts of the assets and their fair value. Furthermore, we evaluate cash flows at the lowest operating level. If the number of reporting units increases in the future, as it has in 2008, this may make impairment more probable than it would be with fewer reporting units. As was the case in the fourth quarter of 2007, future write-downs of goodwill or net long-lived and intangible assets, would cause our operating results to suffer.

We may engage in investments, dispositions, acquisitions or other strategic transactions that could divert management attention and prove difficult to integrate with our business.

We may engage in acquisitions or divestitures of certain assets, businesses, products or technologies, or in other strategic initiatives. For example, we recently completed the acquisition of YourTechOnline.com. Acquisitions, divestitures and other strategic transactions are inherently risky. Certain transactions may be subject to closing conditions, which may not be satisfied, and transactions may not be completed, even after public announcement. Acquisitions may require further use of our cash resources, the issuance of equity or debt securities, or the incurrence of other forms of debt, any of which could harm our financial condition, results of operations, or our interest expense and leverage. If we issue equity securities, current stockholders’ percentage ownership and earnings per share may be diluted. The process of integrating businesses, technologies, services or products may result in unforeseen operating difficulties and expenditures. Acquisitions and divestitures could involve a number of other potential risks to our business, including the following:

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

In January 2008, we reorganized the company and began operating in two business units, the Consumer Group and the Enterprise Group.  We also appointed an executive vice president to lead each of the business units. We made this change in an effort to ensure that each part of our business is focused, accountable and transparent at the segment level. In connection with this change we made several management and organizational changes. We are also focused on increasing our operating margins and improving our operating efficiencies, particularly in our enterprise business. To this end, we have undertaken reductions in our workforce in the fourth quarter of 2007. All of these changes place a strain on our management, and our administrative, technical, operational and financial infrastructure. In addition, reductions in our workforce could make it difficult to motivate and retain remaining employees or attract needed new employees, and could also affect our ability to deliver products and services in a timely fashion.

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

We intend to continue to license technologies from third parties, including applications used in our research and development activities and technologies such as third-party search engine technology, which are integrated into our products and services. Our use of technologies licensed from third parties poses certain risks. Some of the third-party technologies we license may be provided under “open source” licenses, which may have terms that require us to make generally available our modifications or derivative works based on such open source code. Our inability to obtain or integrate third-party technologies with our own products could delay product and service development until equivalent compatible technology can be identified, licensed and integrated. These third-party technologies may not continue to be available to us on commercially reasonable terms or at all. We may fail to successfully integrate any licensed technology into our products or services, which would harm our business and operating results. Third-party licenses also expose us to increased risks that include:

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

Our reported results of operations will continue to be materially and adversely affected by our adoption of SFAS No. 123R.

Statement of Financial Accounting Standards No. 123 (revised 2004), “Share-Based Payment” (SFAS No. 123R) became effective in our first quarter of 2006, and has resulted in our recognition of substantial compensation expense relating to our employee stock options and employee stock purchase plans. Historically, we generally have not recognized in our statement of operations any compensation expense related to stock option grants we issue under our stock option plans or the discounts we provide under our employee stock purchase plans. We are now required to measure the compensation expense related to employee stock awards on a fair value basis, which leads to substantial additional compensation expense and a material adverse effect on our reported results of operations.

If we are unable to maintain effective disclosure controls and procedures, including our internal control over financial reporting, our ability to report our financial results on a timely and accurate basis may be adversely affected.

We have evaluated our “disclosure controls and procedures” as such term is defined in Rule 13a-15(e) under the Exchange Act as of March 31, 2008, as well as our internal control over financial reporting as required by Section 404 of the Sarbanes-Oxley Act of 2002 as of December 31, 2007. Effective controls are necessary for us to provide reliable financial reports and effectively prevent fraud. If we cannot provide reliable financial reports or prevent fraud, our operating results would be harmed.  In addition, if we cannot establish effective internal control over financial reporting and disclosure controls and procedures, investors may lose confidence in our reported financial information, which could cause the market price of our common stock to decline.

Failure to resolve litigation or claims asserted against us may lead to continued costs and expenses and divert management’s attention from our business, which could cause our revenue and our stock price to decline.

A securities class action lawsuit was filed against us and many other issuers in November 2001. Should this lawsuit linger for a longer period of time, whether ultimately resolved in our favor or not, or further lawsuits be filed against us, coverage limits of our insurance or our ability to pay such amounts may not be adequate to cover the fees and expenses and any ultimate resolution associated with such litigation. The size of these payments, if any, individually or in the aggregate, could seriously impair our cash reserves and financial condition. The continued defense of this lawsuit also could result in diversion of our management’s time and attention away from business operations, which could cause our financial results to decline. A failure to resolve definitively current or future material litigation in which we are involved or in which we may become involved in the future, regardless of the merits of the respective cases, could also cast doubt as to our prospects in the eyes of customers, potential customers and investors, which could cause our revenue and stock price to decline.

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

Exhibits. —

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

May 9, 2008	SUPPORTSOFT, INC.

	By:	/s/ SHELLY SCHAFFER
Shelly Schaffer
Chief Financial Officer and
Executive Vice President of Finance and
Administration
(Principal Financial Officer, Chief Accounting
Officer and Duly Authorized Signatory)

EXHIBIT INDEX TO SUPPORTSOFT, INC.

QUARTERLY REPORT ON FORM 10-Q

FOR THE QUARTER ENDED MARCH 31, 2008

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