Form 10-Q
period 2008-06-30
SUPPORTSOFT INC
filed 2008-08-07
CIK 1104855

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2008
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

On July 31, 2008, 46,268,888 shares of the Registrant’s Common Stock, $0.0001 par value, were outstanding.

SUPPORTSOFT, INC.

FORM 10-Q

QUARTERLY PERIOD ENDED JUNE 30, 2008

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

SUPPORTSOFT, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands)

	June 30, 2008	December 31, 2007
	(Unaudited)	(1)
ASSETS
Current assets:
Cash and cash equivalents	$41,581	$12,926
Marketable securities, less long-term portion	36,038	100,014
Accounts receivable, net	9,523	10,087
Prepaid expenses and other current assets	1,812	2,531
Total current assets	88,954	125,558
Marketable securities, long term portion	23,265	—
Property and equipment, net	1,848	2,086
Goodwill	12,646	9,792
Purchased technology	1,375	—
Intangible assets, net	531	340
Other assets	649	682

Total assets	$129,268	$138,458

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$394	$461
Accrued compensation	2,208	2,320
Other accrued liabilities	2,786	3,421
Deferred revenue, less long-term portion	8,299	10,076
Total current liabilities	13,687	16,278
Deferred revenue, long-term portion	633	426
Other long-term liabilities	1,076	892
Total Liabilities	15,396	17,596
Commitments and contingencies
Stockholders’ equity:
Common stock	5	5
Additional paid-in capital	214,891	212,188
Accumulated other comprehensive loss	(2,487)	(772)
Accumulated deficit	(98,537)	(90,559)
Total stockholders’ equity	113,872	120,862

Total liabilities and stockholders’ equity	$129,268	$138,458

(1)          Derived from the December 31, 2007 audited Consolidated Financial Statements included in the Annual Report on Form
10-K, as filed with the Securities and Exchange Commission on March 13, 2008.

See accompanying notes.

SUPPORTSOFT, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share amounts)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
Revenue:
License	$2,897	$5,891	$5,871	$9,138
Maintenance	3,895	3,910	7,898	7,834
Services	3,934	3,370	7,883	6,464
Consumer	891	262	1,593	423
Total revenue	11,617	13,433	23,245	23,859
Costs and expenses:
Cost of license	92	52	143	90
Cost of maintenance	465	661	1,014	1,299
Cost of services	3,496	4,174	7,249	7,834
Cost of consumer	1,871	1,017	3,110	1,876
Amortization of intangible assets	58	272	88	545
Research and development	2,184	2,434	4,420	4,704
Sales and marketing	5,710	8,623	12,096	16,029
General and administrative	2,725	2,519	5,081	5,061
Total costs and expenses	16,601	19,752	33,201	37,438
Loss from operations	(4,984)	(6,319)	(9,956)	(13,579)
Interest income and other, net	721	1,531	2,170	3,384
Loss before income taxes	(4,263)	(4,788)	(7,786)	(10,195)
Provision for income taxes	(84)	(131)	(192)	(346)
Net loss	$(4,347)	$(4,919)	$(7,978)	$(10,541)

Basic and diluted net loss per share	$(0.09)	$(0.11)	$(0.17)	$(0.23)
Shares used in computing basic and diluted net loss per share	46,076	45,418	46,065	45,175

See accompanying notes.

SUPPORTSOFT, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)
(Unaudited)

	Six Months Ended June 30,
	2008	2007
Operating Activities:
Net loss	$(7,978)	$(10,541)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation	612	612
Amortization of premiums and discounts on marketable securities	(430)	(557)
Amortization of intangible assets	88	545
Stock-based compensation	2,507	2,503
Changes in assets and liabilities:
Accounts receivable, net	609	3,645
Prepaid expenses and other current assets	719	505
Other long-term assets	33	(65)
Accounts payable	(67)	652
Accrued compensation	(112)	517
Other accrued liabilities	(963)	18
Other long-term liabilities	184	463
Deferred revenue	(1,641)	(5,293)
Other	(194)	(2)
Net cash used in operating activities	(6,633)	(6,998)

Investing Activities:
Purchases of property and equipment	(322)	(2,120)
Purchased technology	(1,375)	—
Purchases of marketable securities	(38,276)	(62,690)
Sales of marketable securities	22,300	31,600
Maturities of marketable securities	55,544	40,291
Acquisition of business, net of cash acquired	(2,778)	—
Net cash provided by investing activities	35,093	7,081

Financing Activities:
Proceeds from issuances of common stock	195	3,554
Net cash provided by financing activities	195	3,554
Net increase in cash and cash equivalents	28,655	3,637
Cash and cash equivalents at beginning of period	12,926	15,369
Cash and cash equivalents at end of period	$41,581	$19,006

Supplemental schedule of cash flow information:
Income taxes paid	$137	$108

See accompanying notes.

SUPPORTSOFT, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 1. Significant Accounting Policies

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements include the accounts of SupportSoft, Inc. (the “Company” or “SupportSoft”) and its wholly owned subsidiaries. All intercompany balances and transactions have been eliminated. The balance sheet as of June 30, 2008 and the statements of operations for the three and six months ended June 30, 2008 and 2007 and cash flows for the six months ended June 30, 2008 and 2007 are unaudited. In the opinion of management, these unaudited interim condensed consolidated financial statements reflect all adjustments (consisting of normal recurring adjustments) that are necessary for a fair presentation of the results for, and as of, the periods shown. The results of operations for such periods are not necessarily indicative of the results expected for the full fiscal year or for any future period. The condensed consolidated financial statement information as of December 31, 2007 is derived from audited financial statements as of that date. These unaudited interim condensed consolidated financial statements should be read with the consolidated financial statements and related notes included in our Annual Report on Form 10-K, filed with the Securities and Exchange Commission on March 13, 2008.

Use of Estimates

The preparation of interim condensed consolidated financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the condensed consolidated financial statements and the accompanying notes. Actual results could differ materially from these estimates.

Reclassifications

We have reclassified certain amounts previously reported in our financial statements to conform to current presentation.  These reclassifications did not have a material impact on our consolidated financial statements.

Revenue Recognition

SupportSoft recognizes revenue from arrangements that contain a more than incidental software component in accordance with the American Institute of Certified Public Accountants’ (AICPA) Statement of Position (SOP) 97-2, “Software Revenue Recognition,” as amended by SOP 98-4 and SOP 98-9. License revenue is recognized when all of the following criteria are met:

•                  Persuasive evidence of an arrangement exists;

•                  Delivery has occurred;

•                  Collection is considered probable; and

•                  The fees are fixed or determinable.

SupportSoft considers all arrangements with payment terms longer than 90 days not to be fixed or determinable. If the fee is determined not to be fixed or determinable, revenue is recognized as payments become due from the customer. Revenue is recognized net of any applicable state sales tax.

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

Term licenses are sold with maintenance for which SupportSoft does not have VSOE of fair value for maintenance fees. As a result, license revenue for term licenses is recognized ratably over the duration of the agreement. License revenue in the accompanying financial statements includes maintenance for term licenses. We do not allocate maintenance revenue from term licenses to maintenance revenue, as we do not believe there is an allocation methodology that provides a meaningful and supportable allocation between license and maintenance revenues. Term license revenue was 4% and 5% of total revenue for three months ended June 30, 2008 and 2007, respectively.  For the six months ended June 30, 2008 and 2007, term license revenue was 3% and 5% of total revenue, respectively.

We provide resellers with the right to distribute our software to end user customers. Generally, we recognize revenue from our arrangements with resellers when we receive persuasive evidence that the reseller has actually contracted to license the software to a named end user (sell-through), assuming all other criteria for revenue recognition have been met. The forms of sell-through acceptable to us include the following:  i) a copy of the agreement or license between the reseller and the end user; ii) a purchase order from the end user to the reseller; iii) a written communication from the reseller specifically identifying the end user; or iv) delivery made directly by SupportSoft to the end user. Whether the license revenue is then recognized immediately or ratably depends upon the terms of the arrangements with the reseller regarding the sublicense (i.e., perpetual license or term license). If a reseller is not deemed creditworthy, revenue otherwise recognizable is deferred until cash is received.

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

Revenue in our consumer business is derived primarily from fees for technology support services. We provide these services through channel partners and direct to consumers.  Channel partners are generally invoiced monthly for services delivered during that period (i.e., a sale is made through to their end-user). Fees from transactions directly with consumers are generally paid with a credit card at the time of delivery.  Revenue is recognized in the period the services are delivered.  The Company provides an allowance for estimated refunds based on historical experience. Refunds have not been material to date.  Our consumer business generally provides a five-day warranty.  We also license certain of our consumer software products to partners who use our software to provide services to their customers. Partners are charged a per-use fee for the software and revenue is recognized in the period the product is used.

Cash, Cash Equivalents and Marketable Securities

All liquid instruments with an original maturity at the date of purchase of ninety days or less are classified as cash equivalents. Cash equivalents and short-term marketable securities consist primarily of money market funds, commercial paper, corporate and municipal bonds and notes and securities issued by the United States government and its sponsored entities. Long-term marketable securities consist of auction rate debt securities.  Our cash equivalents and marketable securities are classified as available-for-sale, and are reported at fair value with unrealized gains and losses included in accumulated other comprehensive income within stockholders’ equity on the consolidated balance sheets. Realized gains and losses and declines in value judged to be other-than-temporary on available-for-sale securities are included in other income (expense), net in the consolidated statements of operations.  SupportSoft recorded net unrealized gains/(losses) on marketable securities of $(1.6) million and $21,000 at June 30, 2008 and December 31, 2007, respectively.

We monitor our investments for impairment on a quarterly basis and determine whether a decline in fair value is other-than-temporary by considering factors such as current economic and market conditions, the credit rating of the security’s issuer, the length of time an investment’s fair value has been below our carrying value, and our ability and intent to hold investments to maturity. If an investment’s decline in fair value is deemed to be other-than-temporary, we reduce its carrying value to its estimated fair value. Declines in value judged to be other-than-temporary, if any, are recorded in interest income and other, net in the statement of    operations as incurred.

The following is a summary of cash, cash equivalents and marketable securities at June 30, 2008 (in thousands):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Cash	$2,886	$—	$—	$2,886
Money market funds	36,704	—	—	36,704
Commercial paper	14,635	10	(7)	14,638
Government sponsored entities	17,409	6	(29)	17,386
Corporate bonds	6,001	5	(1)	6,005
Auction rate securities	24,800	—	(1,535)	23,265
	$102,435	$21	$(1,572)	$100,884

Classified as:

Cash and cash equivalents	$41,581	$—	$—	$41,581
Marketable securities – short term	36,054	21	(37)	36,038
Marketable securities – long term	24,800	—	(1,535)	23,265
	$102,435	$21	$(1,572)	$100,884

At June 30, 2008 and December 31, 2007 we had investments in AAA-rated auction-rate debt securities with various state student loan authorities with a fair value of $23.3 million and $38.9 million, respectively. All of the securities we have invested in are rated AAA, the highest rating issued by a rating agency, and the student loans made by these authorities are substantially guaranteed by the federal government through the Federal Family Education Loan Program (FFELP). Auction-rate securities are long-term floating rate bonds tied to short-term interest rates. After the initial issuance of the securities, the interest rate on the securities is reset periodically, at intervals established at the time of issuance (e.g., every seven, twenty-eight, thirty-five days, or every six months), based on market demand. Auction-rate securities are bought and sold in the marketplace through a competitive bidding process often referred to as a “Dutch auction.” If there is insufficient interest in the securities at the time of an auction, the auction may not be completed. Following such a failed auction, we cannot access our funds that are invested in the corresponding auction-rate securities until a future auction of these investments is successful, new buyers express interest in purchasing these securities in between reset dates, issuers establish a different form of financing to replace these securities, or final payments become due according to contractual maturities. In the months from February through July 2008 the auctions failed for all of the auction-rate securities we held as of June 30, 2008, and as a result our ability to liquidate our investment and fully recover the carrying value of our investment in the near term may be limited or not exist.

The fair value of our auction-rate securities at June 30, 2008 reflects an unrealized loss of $1.5 million.  Fair value for such securities was based on a discounted cash flow valuation that takes into account a number of factors including estimated duration, credit quality, and the percentage of FFELP guarantee. We made assumptions about future cash flows based on contractual interest rate formulas and used estimates of market data, including yields of trading securities that we believe to be similar or comparable.  Presently we have determined the decline in value to be temporary because; i) we have the intent and ability to hold these securities in the near term in order to recoup their par values; ii) through the date of this Report all of the securities have maintained their AAA credit ratings; iii) loans made by the issuers are backed by the federal government; and iv) we have noted no deterioration in the credit quality of the issuers.

However, if circumstances change, we may be required to record other-than-temporary impairment charge on these investments. We may similarly be required to record other-than-temporary impairment charges if the ratings on any of these securities are reduced or if any of the issuers default on their obligations. In addition to impairment charges, any of these events could cause us to lose part or all of our investment in these securities. Any of these events could materially affect our results of operations and our financial condition. We currently believe these securities are not significantly impaired for the reasons described above; however, it could take until the final maturity of the underlying notes (up to 30 years) to realize our investments’ recorded value. Based on our cash position, we do not anticipate the potential lack of liquidity of these investments will have a material impact on our ability to conduct business.

Fair Value Measurements

Effective January 1, 2008, SupportSoft adopted SFAS No. 157.  SFAS No. 157 defines fair value, establishes a framework for measuring fair value under generally accepted accounting principles and enhances disclosures about fair value measurements. Fair value is defined under SFAS No. 157 as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. Valuation techniques used to measure fair value under SFAS No. 157 must maximize the use of observable inputs and minimize the use of unobservable inputs. The standard describes a fair value hierarchy based on three levels of inputs, of which the first two are considered observable and the last unobservable, that may be used to measure fair value, which are the following:

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

In accordance with SFAS No. 157, the following table represents our fair value hierarchy for our financial assets (cash equivalents and marketable securities) measured at fair value on a recurring basis as of June 30, 2008 (in thousands):

	Level 1	Level 2	Level 3	Total
Money market funds	$36,704	$—	$—	$36,704
Commercial paper	—	14,638	—	14,638
Government sponsored entities	—	17,386	—	17,386
Corporate bonds	—	6,005	—	6,005
Auction-rate securities	—	—	23,265	23,265
	$36,704	$38,029	$23,265	$97,998

Level 3 assets consist of auction rate debt securities with various state student loan authorities. Beginning in February of 2008 and through the date of this Report, all auctions for these securities have failed. Based on the continued failure of these auctions and the underlying maturities of the securities, we have classified auction rate securities as long-term assets on our balance sheet. The fair value of these investments as of June 30, 2008 was estimated by management. The following table provides a summary of changes in fair value of our Level 3 financial assets as of June 30, 2008 (in thousands):

Auction-rate securities
Balance at December 31, 2007	$—
Transfer into Level 3	25,300
Sales	(500)
Unrealized loss included in other comprehensive income	(1,535)
Balance at June 30, 2008	$23,265

Concentrations of Credit Risk

Financial instruments that potentially subject us to concentrations of credit risk consist principally of cash equivalents, marketable securities and trade accounts receivable. Our investment portfolio consists of investment grade securities. Except for obligations of the United States government and securities issued by agencies of the United States government, we diversify our investments by limiting our holdings with any individual issuer.  We also limit the amount of credit risk exposure to any one country except the United States. We are exposed to credit risks in the event of default by the issuers of the securities we hold to the extent of the amount recorded on the balance sheet. At June 30, 2008, we held approximately $23.3 million of AAA-rated student loan auction-rate debt securities.  The student loans made by the issuers of these securities are substantially guaranteed by the federal government through FFELP.  Prior to

February 2008, these securities had not experienced failed auctions.  See the Cash, Cash Equivalents and Marketable Securities section of this Note 1 to the Condensed Consolidated Financial Statements for more information.

The credit risk in our trade accounts receivable is substantially mitigated by our credit evaluation process, reasonably short payment terms and because we sell our products primarily to large organizations in different industries.  At June 30, 2008, Customer A and Customer B each accounted for 17% and 16% of our total accounts receivable, respectively. At December 31, 2007, three different customers accounted for 12%, 11% and 11% of total accounts receivable.

For the three months ended June 30, 2008, two customers accounted for 10% or more of total revenue; Customer A accounted for 18% and Customer B accounted for 10% of total revenue.  For the six months ended June 30, 2008, the same Customer A accounted for 16% of total revenue.  No other customer individually accounted for 10% or more of total revenue.  For the three months ended June 30, 2007, two customers (customer A and C) accounted for 25% and 13% of our total revenue.  For the six months ended June 30, 2007, Customer A accounted for 16% of our revenue.

Trade Accounts Receivable

Trade accounts receivable are recorded at the invoiced amount. We perform evaluations of our customers’ financial condition and generally do not require collateral. We make judgments as to our ability to collect outstanding receivables and provide allowances for the portion of receivables when collection becomes doubtful. Provisions are made based upon a specific review of all significant outstanding invoices. For those invoices not specifically provided for, provisions are recorded at differing rates, based upon the age of the receivable. In determining these percentages, we analyze our historical collection experience and current payment trends. If the historical data we use to calculate the allowance for doubtful accounts does not reflect the future ability to collect outstanding receivables, additional provisions for doubtful accounts may be needed and the future results of operations could be materially affected. At June 30, 2008 and December 31, 2007, we had an allowance for doubtful accounts of $287,000 and $310,000, respectively.

Purchased Technology

Purchased technology consists of software that we licensed and incorporated into our product and service offerings.  Purchased technology is accounted for in accordance with SFAS No. 86, “Accounting for the Costs of Computer Software to be Sold, Leases, or Otherwise Marketed.” Upon general release of the product that includes the licensed software, the costs will be amortized using the straight line method over an estimated useful life.

Goodwill and Purchased Intangible Assets

Goodwill is measured as the excess of the cost of acquisition over the sum of the amounts assigned to identifiable assets acquired less liabilities assumed.  We record purchased intangible assets at fair value. The original cost is amortized on a straight-line basis over the estimated useful life of each asset.

In accordance with SFAS No. 142, “Goodwill and Other Intangible Assets” (SFAS No. 142), we review goodwill and other intangible assets that have indefinite useful lives for impairment at least annually in our third fiscal quarter, or more frequently if an event occurs indicating the potential for impairment.  In accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” (SFAS No.144), we review intangible assets that have finite useful lives and other long-lived assets when an event occurs indicating the potential for impairment.  In our reviews, we look for facts or circumstances, either internal or external, indicating that we may not recover the carrying value of the asset.  We measure impairment losses related to long-lived assets based on the amount by which the carrying amounts of these assets exceed their fair values.

Stock-Based Compensation

We comply with SFAS No. 123 (revised 2004), “Share-Based Payment” (SFAS No. 123R), which requires the measurement and recognition of compensation expense for all stock-based payment awards, including employee stock options and employee stock purchases, made to employees and directors based on estimated fair values.

The fair value of our stock options granted to employees and employee stock purchases for the three and six months ended June 30, 2008 and 2007 was estimated using the following assumptions:

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007

Stock Option Plan:
Risk-free interest rate	3.1%	5.0%	2.5%	4.8%
Expected term	4.1 years	3.8 years	4.1 years	3.8 years
Volatility	51.4%	51.2%	51.4%	51.2%
Estimated forfeitures	9%	8%	9%	8%
Expected dividend	0%	0%	0%	0%
Weighted average fair value	$1.62	$2.38	$1.59	$2.48

Employee Stock Purchase Plan (ESPP):
Risk-free interest rate	1.5%	4.7%	1.5%	4.7%
Expected term	0.5 years	0.5 to 2.0 years	0.5 years	0.5 to 2.0 years
Volatility	58.6%	54.1%	58.6%	54.1%
Estimated forfeitures	8%	8%	8%	8%
Expected dividend	0%	0%	0%	0%
Weighted average fair value	$1.15	$1.66	$1.15	$1.66

We recorded the following stock-compensation expense for the three and six months ended June 30, 2008 and 2007 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007

Stock option compensation expense recognized in:
Cost of maintenance	$18	$20	$37	$35
Cost of services	172	176	343	347
Cost of consumer	20	—	30	—
Research and development	110	114	253	223
Sales and marketing	451	468	851	907
General and administrative	523	496	938	903
	$1,294	$1,274	$2,452	$2,415

ESPP compensation expense recognized in:
Cost of maintenance	$1	$2	$1	$3
Cost of services	4	11	9	24
Cost of consumer	17	—	18	—
Research and development	5	8	7	15
Sales and marketing	8	16	13	31
General and administrative	4	8	7	15
	$39	$45	$55	$88

Stock-based compensation expense included in total costs and expenses	$1,333	$1,319	$2,507	$2,503

The following table represents stock option activity for the six months ended June 30, 2008:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value (in ‘000’s)

Outstanding options at the beginning of the period	12,738,765	$4.98

Granted	1,816,574	3.71

Exercised	—	—

Forfeited	(1,261,626)	5.58

Outstanding options at the end of the period	13,293,713	$4.75	5.48	$632

Options vested and expected to vest	12,867,544	$4.77	5.50	$632

Outstanding exercisable at the end of the period	6,426,103	$5.19	5.12	$632

The aggregate intrinsic value in the table above represents the total pre-tax intrinsic value that would have been received by the option holders had they all exercised their options on June 30, 2008. This amount changes based on the fair market value of our stock. During the three and six months ended June 30 2008, there were no exercises, therefore, the aggregate intrinsic value of options exercised under our stock option plans was zero. During the three and six months ended June 30, 2007, the aggregate intrinsic value of options exercised under our stock option plans was $657,000 and $1.4 million, respectively.  Total fair value of options vested during the three and six months ended June 30, 2008 was $1.3 million and $2.4 million, respectively.  Total fair value of options vested during the three and six months ended June 30, 2007 was $1.2 million and $2.4 million, respectively.

At June 30, 2008, there was $15.5 million of unrecognized compensation cost related to existing options outstanding, which is expected to be recognized over a weighted average period of 2.8 years.

Net Loss Per Share

Basic and diluted net loss per share are presented in accordance with SFAS No. 128, “Earnings per Share” (SFAS No. 128), for all periods presented. In accordance with SFAS No. 128, basic and diluted net loss per share have been computed using the weighted-average number of common shares outstanding during the periods.  For the three and six months ended June 30, 2008 and 2007, the outstanding options were excluded from the computation of diluted net loss per share since their effect would have been anti-dilutive.

The following table sets forth the computation of basic and diluted net loss per share (in thousands, except per share amounts):

	Three Months		Six Months
	Ended		Ended
	June 30,		June 30,
	2008	2007	2008	2007

Net loss	$(4,347)	$(4,919)	$(7,978)	$(10,541)
Shares used in computing basic and diluted net loss per share	46,076	45,418	46,065	45,175
Basic and diluted net loss per share	$(0.09)	$(0.11)	$(0.17)	$(0.23)

Warranties and Indemnifications

Our enterprise business generally provides a warranty for its software products and services to its customers and accounts for its warranties under SFAS No. 5, “Accounting for Contingencies” (SFAS No. 5). Our standard warranty period is 90 days, but warranty periods can sometimes be longer and vary from customer to customer. In the event there is a breach of such warranties, we generally are obligated to correct the product or service to conform to the warranty provision or, if we are unable to do so, the customer is entitled to seek a refund of the purchase price of the product or service. In certain contracts a material breach of warranty may involve penalties payable to the customer.  We did not provide for a warranty accrual as of June 30, 2008 or December 31, 2007. To date, our product warranty expense has not been significant.

Our consumer business generally provides a five-day warranty in which we will use reasonable efforts to re-perform the services we provide to consumers.  If those efforts are unsuccessful within the applicable warranty period, consumers are entitled to seek a refund of the fees they paid for those services.  The consumer warranties provided through our consumer channel partners vary, depending on the structure of our relationships with those channel partners and the partners’ warranty commitments to their customers.  To date, our consumer services refunds have not been significant.

We generally agree to indemnify customers who license software from us against legal claims that our software products infringe certain third-party intellectual property rights.  We account for our indemnification obligations under SFAS No.5. To date, we have not been required to make any payment resulting from infringement claims asserted against our customers and have not recorded any related accruals.

Recent Accounting Pronouncements

In December 2007, FASB issued SFAS No. 141 (revised 2007), “Business Combinations” (SFAS No. 141R).  SFAS No. 141R will significantly change the accounting for business combinations in a number of areas, including the measurement of assets and liabilities acquired and the treatment of contingent consideration, contingencies, acquisition costs, in-process research and development and restructuring costs. In addition, under SFAS No. 141R, changes in deferred tax asset valuation allowances and acquired income tax uncertainties in a business combination after the measurement period will affect the income tax provision. SFAS No. 141R is effective for business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning after December 15, 2008, which means that it will be effective for our fiscal year beginning January 1, 2009. Early adoption is prohibited. We are currently evaluating the impact of adopting SFAS No. 141 on our consolidated financial statements.

In December 2007, FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements” (SFAS No. 160) which establishes accounting and reporting standards for the noncontrolling (minority) interest in a subsidiary and for the deconsolidation of a subsidiary. SFAS No. 160 is effective for business arrangements entered into in fiscal years beginning on or after December 15, 2008, which means that it will be effective for our fiscal year beginning January 1, 2009. Early adoption is prohibited. We are currently evaluating the impact of adopting SFAS No. 160 on our consolidated financial statements.

In March 2008, FASB issued SFAS No. 161 “Disclosures About Derivative Instruments and Hedging Activities” (SFAS No. 161).  SFAS No. 161 is intended to enhance the current disclosure framework in FASB Statement 133 “Accounting for Derivative Instrument and Hedging Activities.”  SFAS No. 161 requires enhanced disclosures about an entity’s derivative and hedging activities.  SFAB No. 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged.  We are currently evaluating the impact of adopting SFAS No. 161 on our consolidated financial statements.

In May 2008, FASB issued SFAS No. 163 “Accounting for Financial Guarantee Insurance Contracts” (SFAS No. 163).  SFAS No. 163 is to result in inconsistencies in the recognition and measurement of claim liabilities because of differing views about when a loss has been incurred under FASB Statement No. 5.  SFAB No. 163 is effective for financial statements issued for fiscal years and interim periods beginning after December 15, 2008, with early application not permitted.  We are currently evaluating the impact of adopting SFAS No. 163 on our consolidated financial statements.

Note 2.  Business Combination

On May 2, 2008, we acquired (the “Acquisition”) all of the stock of YourTechOnline.com (YTO), a provider of remote technology services based in Kelowna, British Columbia.  YTO’s service delivery methodology involves technical support agents who view and control a computer screen remotely.  We acquired YTO to bolster our remote service delivery capabilities utilizing work-from-home agents.

The total purchase price was approximately $2.8 million, including cash consideration of $2.7 million and direct transaction costs of $0.1 million.  Of the cash paid at closing, approximately $0.5 million was held in an escrow account for specified indemnity obligations.

The operating results of YTO have been included in our accompanying condensed consolidated statements of operations from the date of the acquisition on May 2, 2008 to June 30, 2008.

To get the full benefits of YTO’s service delivery methodology, we deemed it important to retain certain key YTO employees in our consumer business segment.  These key employees signed non-compete agreements restricting their ability to attain competing employment outside SupportSoft for two years after the Acquisition.  In addition, we placed value on YTO’s referral partner relationships and existing customer relationships.

The purchase price for YTO exceeded the fair value of YTO net tangible and intangible assets acquired.  As a result, we have recorded goodwill in connection with this transaction in accordance with SFAS No. 142.

The estimated purchase price and purchase price allocation, as presented below, represents our best estimates.  These estimates are preliminary and may change after obtaining more information regarding, among other things, asset valuations and liabilities assumed.

An allocation among the tangible and identifiable intangible assets and liabilities acquired is summarized as follows.  The financial information presented includes purchase accounting adjustments to the tangible and intangible assets:

	Amount (in thousands)	Amortization Period
Cash	$48
Accounts receivable, net	45
Accrued liabilities	(401)
Net liabilities assumed	(308)
Identifiable intangible assets:
Non-compete	224	18 months
Referral partner relationships	25	3 years
Customer base	31	3 years

Goodwill	2,854

Total estimated purchase price	$2,826

Note 3. Comprehensive Loss

SFAS No. 130 “Reporting Comprehensive Income” (SFAS No. 130) establishes standards for reporting and displaying comprehensive net income and its components in stockholders’ equity. SFAS No. 130 has no impact on our net income or loss as presented in our financial statements. SFAS No. 130 requires foreign currency translation adjustments and changes in the fair value of available-for-sale securities to be included in comprehensive income or loss.

The following are the components of comprehensive loss (in thousands):

	Three Months		Six Months
	Ended		Ended
	June 30,		June 30,
	2008	2007	2008	2007

Net loss	$(4,347)	$(4,919)	$(7,978)	$(10,541)
Net unrealized loss on available-for-sale securities	(220)	(46)	(1,572)	(27)
Foreign currency translation gain (loss)	(27)	22	(143)	(2)
Comprehensive loss	$(4, 594)	$(4,943)	$(9,693)	$(10,570)

The components of accumulated other comprehensive loss relate entirely to accumulated foreign currency translation gains/(losses) and unrealized gains/(losses) on available-for-sale securities and were $(935,000) and $(1.6) million at June 30, 2008, and $(793,000) and $21,000 at December 31, 2007.

Note 4.  Income Taxes

We recorded income tax provisions of $84,000 and $192,000 for the three and six months ended June 30, 2008, respectively. For the three and six months ended June 30, 2007, we recorded income tax provision of $131,000 and $346,000.  These provisions primarily reflect foreign income taxes including foreign withholding taxes related to certain international customer payments.  In accordance with Financial Accounting Standards Interpretation No. 48 (FIN 48), included in the quarterly provision was an increase in unrecognized tax benefits of $16,000 and $31,000 and interest of $5,000 and $4,000 for the three months ended June 30, 2008 and 2007, respectively.

As of June 30, 2008, our deferred tax assets are fully offset by a valuation allowance.  SFAS No. 109 “Accounting for Income Taxes” (SFAS No. 109) provides for the recognition of deferred tax assets if realization of such assets is more likely than not.  Based upon the weight of available evidence, which includes SupportSoft’s historical operating performance, reported cumulative net losses since inception and difficulty in accurately forecasting our future results, we provided a full valuation allowance against our net deferred tax assets.  We reassess the need for our valuation allowance on a quarterly basis.  If it is later determined that a portion of the valuation allowance should be reversed it will be a benefit to the income tax provision.

As of June 30, 2008, the amount of unrecognized tax benefit where it is reasonably possible that a significant change may occur in the next 12 months is approximately $57,000.  The change would result from expiration of the statute of limitations in several foreign jurisdictions.

Note 5.  Segment Reporting

FASB No. 131 “Disclosures about Segments of an Enterprise and Related Information” (SFAS No. 131) establishes standards for the way in which public companies disclose certain information about operating segments in their financial reports.

Prior to January 2008, we conducted our business in one segment.  In January 2008, we reorganized our Company and created two new business segments.  We also appointed an executive vice president to lead each of the business units. Additionally, we began tracking profitability by segment and providing this information to our Chief Executive Officer. Consistent with SFAS No. 131, we have defined two reportable segments, distinguished by: i) market characteristics; ii) the nature of our products and services; iii) how we manage our operations; and iv) how our chief operating decision maker views results. We define the chief operating decision maker as our Chief Executive Officer.

Revenue and cost of revenue are provided on a segment basis, all other operating expenses are incorporated into the overall company results for this period as it would be impractical to reconstruct because the Company was not organized by business segment nor were costs and expenses tracked by business segment.

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

Other. This category consists of common corporate expenses such as general and administrative expenses, stock-based compensation expenses, interest income, and other income or expenses, which are items that we do not allocate to our business segments.

The accounting policies of the segments are the same as those described in the summary of significant accounting policies in Note 1 to the condensed consolidated financial statements.  We do not track assets and liabilities by reportable segment and therefore do not disclose total assets and liabilities by reporting segment. There are no intersegment sales.

The following table shows our financial results by reportable segment for the three months ended June 30, 2008 (in thousands):

	Enterprise	Consumer	Other	Consolidated
Revenue:
License	$2,897	$—	$—	$2,897
Maintenance	3,895	—	—	3,895
Services	3,934	—	—	3,934
Consumer	—	891	—	891
Total revenue	10,726	891	—	11,617
Segment operating costs and expenses	(7,589)	(5,424)	—	(13,013)
Amortization of intangible assets	(30)	(28)	—	(58)
Common corporate expenses	—	—	(2,197)	(2,197)
Stock-based compensation	—	—	(1,333)	(1,333)
Interest income & other, net	—	—	721	721
Income (loss) before income taxes	$3,107	$(4,561)	$(2,809)	$(4,263)

The following table shows our financial results by reportable segment for the six months ended June 30, 2008 (in thousands):

	Enterprise	Consumer	Other	Consolidated
Revenue:
License	$5,871	$—	$—	$5,871
Maintenance	7,898	—	—	7,898
Services	7,883	—	—	7,883
Consumer	—	1,593	—	1,593
Total revenue	21,652	1,593	—	23,245
Segment operating costs and expenses	(15,711)	(10,760)	—	(26,471)
Amortization of intangible assets	(60)	(28)	—	(88)
Common corporate expenses	—	—	(4,135)	(4,135)
Stock-based compensation	—	—	(2,507)	(2,507)
Interest income & other, net	—	—	2,170	2,170
Income (loss) before income taxes	$5,881	$(9,195)	$(4,472)	$(7,786)

Note 6. Contingencies

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

We are also subject to other routine legal proceedings, as well as demands, claims and threatened litigation, that arise in the normal course of our business, potentially including assertions that we may be infringing patents or other intellectual property rights of others. We currently do not believe that the ultimate amount of liability, if any, for any pending claims of any type (alone or combined) will materially affect our financial position, results of operations or cash flows. The ultimate outcome of any litigation is uncertain, however, and either unfavorable or favorable outcomes could have a material negative impact on our financial condition and operating results. Regardless of outcome, litigation can have an adverse impact on us because of defense costs, negative publicity, diversion of management resources and other factors.

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

Note 7. Restructuring Obligations and Other Charges

In 2007, we implemented a reduction in workforce to align our cost structure with anticipated revenue. We reduced our workforce by 41 employees, or approximately 12% of the workforce at that time. As a result, we recorded a restructuring charge of $1.2 million in

2007. The restructuring charge was primarily comprised of severance costs and other personnel-related termination costs. Restructuring expenses included in the consolidated statements of operations were $82,000 for cost of maintenance, $240,000 for cost of services, $160,000 for research and development, $679,000 for sales and marketing and $28,000 for general and administrative. Cash payments of $741,000 were made against those obligations in 2007.

In the first half of 2008, there were no additional restructuring charges and cash payments totaling $576,000 were made against the obligation at December 31, 2007.  The following table summarizes activity associated with the restructuring and related expenses incurred as of June 30, 2008 (in thousands):

	Severance	Facilities	Total
Restructuring obligations, December 31, 2006	$128	$—	$128
Restructuring costs incurred in 2007	1,179	11	1,190
Cash payments	(731)	(10)	(741)
Restructuring obligations, December 31, 2007	576	1	577
Cash payments	(575)	(1)	(576)
Restructuring obligations, June 30, 2008	$1	$—	$1

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion of our financial condition and results of operations should be read in conjunction with our condensed consolidated financial statements and the related notes included elsewhere in this Form 10-Q (the “Report”) and the section entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the consolidated financial statements and related noted included in our Annual Report on Form 10-K for the year ended December 31, 2007. The following discussion includes forward-looking statements. Please see “Risk Factors” in Item 1A of this Report for important information to consider when evaluating these statements.

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

In January 2008, we reorganized the company and began operating our business in two segments, consumer and enterprise. We also appointed an executive vice president to lead each of the business segments. Additionally, we began tracking profitability by segment and providing this information to our Chief Executive Officer. Accordingly, beginning in 2008, we are providing segment information for each business segment. Our consumer segment is a technology-enabled services business and provides consumers with assistance with frustrating technology problems. Our enterprise segment consists of our traditional business in which we license technical support software to telecommunications and cable companies, digital service providers and corporate IT departments.

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

Most of our revenue to date has been derived from our traditional enterprise customers and has consisted of software license fees and fees for maintenance, consulting, training and hosting services.  We have licensed our software to enterprise customers predominately on a perpetual basis in which we recognize license revenue up front, assuming all criteria for revenue recognition under the applicable accounting rules have been met. Maintenance fees relating to perpetual software licenses result in ratable recognition of revenue over the period of the maintenance term, which is generally one year. Consulting and training revenues are generally recognized as the services are performed or in accordance with predefined project milestones. Hosting fees are recognized ratably over the term of the hosting arrangement. Revenue from our consumer offerings have been derived predominantly from services that are generally paid on a per transaction basis. Going forward, we expect revenue recognition models from our consumer offerings could vary significantly depending on specific contractual terms.

Our total revenue for the quarter ended June 30, 2008 was $11.6 million.  Our total revenue decreased in the second quarter of 2008 by $11,000, or less than 1% from the first quarter of 2008, and by $1.8 million, or 14% from the same quarter of 2007 due to a decrease in enterprise license revenue.  The decreases in license revenue were due to closing fewer large licensing transactions in the second quarter of 2008.  Historically, a relatively small number of customers have accounted for a substantial portion of our license revenue.  Therefore, failure to obtain or close a few large customer transactions can result in substantial fluctuations in license revenue from quarter to quarter.

Revenue from our enterprise segment was $10.7 million and $21.7 million for the three and six month periods ended June 30, 2008.  Within this segment license revenue was $2.9 million, maintenance revenue was $3.9 million and services revenue was $3.9 million for the three months ended June 2008.  For the six months ended June 2008, license revenue was $5.9 million, maintenance revenue was $7.9 million and services revenue was $7.9 million.  The key goal of our strategy in the enterprise segment is to achieve and maintain consistent segment operating profitability.  To attain this goal we focus on cost control, increasing satisfaction of existing customers, and obtaining new customers.  With respect to cost levels, we completed a reduction in force in the fourth quarter of 2007 and have continued to manage our spending in a disciplined way.  With respect to customer satisfaction, we are operating with a series of tailored customer account plans designed to enable our customers to achieve maximum value from their investment in our products.  With respect to new customers, we have targeted initiatives in specific market areas designed to expand our customer base.  In the first two quarters of 2008, our enterprise segment was profitable at the operating income level.  See Note 5 to the condensed consolidated financials statements for more information.

Revenue from our consumer segment was $891,000 and $1.6 million for the three and six months ended June 30, 2008.  Consumer revenue was comprised primarily of fees for technology support services provided through channel partners and, to a lesser extent, directly to consumers through support.com.  In the first quarter of 2007 we had just launched our consumer business.  Consumer revenue in the three and six month periods ended June 30, 2007 was $262,000 and $423,000, respectively.  The key goal of our strategy in the consumer segment is to grow revenue primarily by developing alliances with other companies through which our offerings reach consumers.    We have established and are now expanding our initial channel partnerships while seeking to grow our portfolio of partners.

We do not expect immediate returns from our consumer initiative but believe it can create sustainable revenue growth over time. We are making significant incremental investments in support of the consumer business, including investments in hiring, training, and managing home-based consumer technical support agents and in developing and promoting our consumer offerings.  We expect that these additional investments will precede any material revenue increase from our new business initiatives. As a result, we currently expect to incur total company quarterly net losses through at least 2008.

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

Critical Accounting Policies and Estimates

In preparing our condensed consolidated financial statements in conformity with accounting principles generally accepted in the United States, we make assumptions, judgments and estimates that can have a significant impact on our net revenue, and operating results, as well as on the value of certain assets and liabilities on our consolidated balance sheet. We base our assumptions, judgments and estimates on historical experience and various other factors that we believe to be reasonable under the circumstances. Actual results could differ materially from these estimates under different assumptions or conditions. On a regular basis we evaluate our assumptions, judgments and estimates and make changes accordingly. We believe that the assumptions, judgments and estimates involved in the accounting for revenue recognition, allowance for doubtful accounts, accounting for income taxes, accounting for goodwill and other intangible assets, and stock-based compensation have the greatest potential impact on our condensed consolidated financial statements, so we consider these to be our critical accounting policies. We discuss below the critical accounting estimates associated with these policies. For further information on the critical accounting policies, see the notes to condensed consolidated financial statements.

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

Accounting for Income Taxes

We are required to estimate our income taxes in each of the tax jurisdictions in which we operate. This process involves management’s estimation of our actual current tax exposures together with an assessment of temporary differences determined based on the difference between the financial statement and tax basis of certain items. These differences result in net deferred tax assets and liabilities, which are included within the consolidated balance sheet. We must then assess the likelihood that the deferred tax assets will be recovered from future taxable income and, to the extent we believe that recovery is not likely, we must establish a valuation allowance. To the extent we establish a valuation allowance or adjust this allowance in a period, we must include a tax expense or benefit within the tax provision in the statements of operations.

Accounting for Goodwill and Other Intangible Assets

At June 30, 2008, goodwill was $12.6 million, and net identifiable intangible assets were $531,000.  We assess the impairment of goodwill annually or more often if events or changes in circumstances indicate that the carrying value may not be recoverable. An impairment loss would be recognized if the fair value of the reporting unit is less than the carrying value of the reporting unit’s net assets on the date of the evaluation.  We assess the impairment of finite lived identifiable intangible assets whenever events or changes in circumstances indicate that its carrying amount may not be recoverable.  An impairment loss would be recognized when the sum of the future net cash flows expected to result from the use of the asset and its eventual disposition is less than its carrying amount. Such impairment loss would be measured as the difference between the carrying amount of the asset and its fair value. The estimate of cash flow is based upon, among other things, certain assumptions about expected future operating performance and an appropriate discount rate determined by our management. Our estimates of discounted cash flows may differ from actual cash flows due to, among other things, economic conditions, changes to the business model or changes in operating performance. If we made different estimates, material differences may result in write-downs of net long-lived and intangible assets, which would be reflected by charges to our operating results for any period presented.  Furthermore, we evaluate cash flows at the lowest operating segment level.  If the number of reporting segments increases in the future, as it has in 2008, this may make impairment more probable than it would be with fewer reporting segments.

Stock-based compensation

We account for stock-based compensation in accordance with the provisions of SFAS No. 123R. We adopted SFAS No. 123R using the modified prospective transition method, which requires the application of the accounting standard starting from January 1, 2006. Under the fair value recognition provisions of SFAS No. 123R, stock-based compensation cost is estimated at the grant date based on the fair value of the award and is recognized as expense ratably over the requisite service period of the award. We estimate the fair value of stock-based awards on the grant date using the Black-Scholes-Merton option-pricing model. Determining the appropriate fair value model and calculating the fair value of stock-based awards requires judgment, including estimating stock price volatility, forfeiture rates and expected life. If any of these assumptions used in the option-pricing models changes significantly, stock-based compensation may differ materially in the future from that recorded in the accompanying financial statements.

RESULTS OF OPERATIONS

The following table sets forth the results of operations for the three and six months ended June 30, 2008 and 2007 expressed as a percentage of total revenue.

	Three Months		Six Months
	Ended		Ended
	June 30,		June 30,
	2008	2007	2008	2007
License	25%	44%	25%	38%
Maintenance	34	29	34	33
Services	34	25	34	27
Consumer	7	2	7	2

Total revenue	100	100	100	100

Costs and expenses:
Cost of license	1	0	1	0
Cost of maintenance	4	5	4	5
Cost of services	30	31	31	33
Cost of consumer	16	8	13	8
Amortization of intangible assets	1	2	0	2
Research and development	19	18	19	20
Sales and marketing	49	64	53	68
General and administrative	23	19	22	21

Total Costs and Expenses	143	147	143	157

Loss from operations	(43)	(47)	(43)	(57)
Interest and other income, net	6	11	10	14

Loss before income taxes	(37)	(36)	(33)	(43)
Income tax provision	0	(1)	(1)	(1)

Net loss	(37)%	(37)%	(34)%	(44)%

Three and Six Months Ended June 30, 2008 and 2007

REVENUE

	Three Months Ended June 30,				Six Months Ended June 30,
In thousands, except percentages	2008	2007	$ Change	% Change	2008	2007	$ Change	% Change

License	$2,897	$5,891	$(2,994)	(51)%	$5,871	$9,138	$(3,267)	(36)%
Maintenance	3,895	3,910	(15)	0%	7,898	7,834	64	1%
Services	3,934	3,370	564	17%	7,883	6,464	1,419	22%
Consumer	891	262	629	240%	1,593	423	1,170	277%
Total revenue	$11,617	$13,433	$(1,816)	14%	$23,245	$23,859	$(614)	(3)%

License revenue. License revenue is comprised of fees for perpetual and term licenses of our software.  The decreases in license revenue for the three and six month periods ended June 30, 2008 compared with the same periods in 2007 were due to our closing fewer large licensing transactions.  Customers often elect to license our software in smaller initial quantities and to acquire additional licenses as their growth requires.  Additionally, the majority of our license revenue has been derived from existing customers who require fewer licenses in current periods since their initial purchases have already been made.  In the second quarter of 2008, only one customer accounted for greater than $1 million in license revenue, compared with the same period in 2007 where two customers individually accounted for greater than $1 million in license revenue and $4.1 million in the aggregate.  For the six months ended June 30, 2008, there were three customers that accounted for greater than $1 million in license revenue, aggregating to $3.3 million of license revenue.  During the same period of 2007, three customers contributed greater than $1 million of license revenue, aggregating to $5.3 million of license revenue.  Historically, a relatively small number of customers have accounted for a substantial portion of our license revenue.

Maintenance revenue. Maintenance revenue is comprised primarily of revenue from post-contract technical support services which includes software product updates. Maintenance revenue is recognized ratably over the term of the maintenance period, which is generally one year.  Maintenance revenue remained relatively consistent for the three and six month periods ended June 30, 2008, compared with the same periods in 2007.

Services revenue. Services revenue is primarily comprised of revenue from professional services, such as consulting, training and fees for hosting services. Services revenue is generally recognized as the services are performed. Our services revenue may fluctuate from period to period depending on the overall demand for our consulting services and level of consulting activity with major customers.  The increase in services revenue in the second quarter of 2008 from the second quarter of 2007 was due primarily to increased services demand, particularly from one customer whose services revenue increased to $1.3 million in the second quarter of 2008 from $807,000 in the second quarter of 2007.  The increase in services revenue in the first half of 2008 from the first half of 2007 was also due to increased services purchased by the same customer whose services revenue increased to $2.3 million in 2008 from $1.3 million in 2007.

Consumer revenue.  Revenue from our consumer offerings have been derived predominantly from technology support services that are paid for on a per-incident basis.  We also license certain of our consumer software products to partners on a per-use basis. Consumer revenue in the second quarter of 2008 was comprised primarily of fees from technology support services delivered through our consumer partners, fees from licenses of our consumer software products to our consumer partners, and fees from technology support services offered directly to consumers through support.com.  In early 2007, we had just begun to offer our consumer solutions so revenues in the three and six month periods ended June 30 were significantly smaller than the same periods in 2008.  The increase in consumer revenue from 2007 to 2008 was due to increased services demand from consumer partners.

International Revenue

Revenue from customers outside North America accounted for approximately 24% and 23% of our total revenue for the three and six months ended June 30, 2008, compared with 19% and 20% for the three and six month periods ended June 30, 2007.

COSTS AND EXPENSES

Costs of Revenue

	Three Months Ended June 30,				Six Months Ended June 30,
In thousands, except percentages	2008	2007	$ Change	% Change	2008	2007	$ Change	% Change

Cost of license	$92	$52	$40	77%	$143	$90	$53	59%
Cost of maintenance	$465	$661	$(196)	(30)%	$1,014	$1,299	$(285)	(22)%
Cost of services	$3,496	$4,174	$(678)	(16)%	$7,249	$7,834	$(585)	(7)%
Cost of consumer	$1,871	$1,017	$854	84%	$3,110	$1,876	$1,234	66%

Cost of license. Cost of license fees consists primarily of third-party licenses and royalty fees under license arrangements for technology embedded in or resold with our products. Cost of license fees for the three and six months ended June 30, 2008 and 2007 were less than 1% of total revenue.

Cost of maintenance.  Cost of maintenance consists primarily of compensation costs, travel costs, and related overhead expenses for customer support personnel.  Cost of maintenance decreased for the three and six months ended June 30, 2008 and 2007 due primarily to decrease in salary and related employees costs as a result of a lower number of customer support personnel.

Cost of services.  Cost of services consists primarily of costs of our enterprise professional services organization such as compensation, travel, related overhead expenses for professional services personnel and costs of third parties for subcontracted consulting services.  The decrease in cost of services for the second quarter of 2008 compared with the same period in 2007 was due primarily to a transition from higher cost third-party contractors to lower cost employees, and lower travel expenses.

Cost of consumer.   Cost of consumer revenue consists primarily of salary and related expenses for the consumer operations and home-based technical support agents, technology and telecommunication expenses related to the delivery of services and other employee-related expenses.  The increases for the three and six months ended June 30, 2008 as compared to the same periods in 2007 were due primarily to salary and related and overhead expenses for our consumer technology support agents.  We increased the number of consumer technology support agents in order to meet anticipated volume increases.  We expect cost of consumer revenue to increase each quarter during 2008 as we add agents to support higher anticipated call volumes

 Amortization of Intangible Assets

	Three Months Ended June 30,				Six Months Ended June 30,
In thousands, except percentages	2008	2007	$ Change	% Change	2008	2007	$ Change	% Change

Amortization of intangible assets	$58	$272	$(214)	(79)%	$88	$545	$(457)	(84)%

The decrease in the amortization of intangible assets is due to a write-down of our intangible assets during the fourth quarter of 2007, which reduced the carrying value of our intangible assets as of December 31, 2007.  Amortization expense beginning in 2008 was based on the reduced carrying value of the intangible assets and therefore decreased in the three and six months ended June 2008 compared with the same periods in 2007.

OPERATING EXPENSES

	Three Months Ended June 30,				Six Months Ended June 30,
In thousands, except percentages	2008	2007	$ Change	% Change	2008	2007	$ Change	% Change

Research and development	$2,184	$2,434	$(250)	(10)%	$4,420	$4,704	$(284)	(6)%
Sales and marketing	$5,710	$8,623	$(2,913)	(34)%	$12,096	$16,029	$(3,933)	(25)%
General and administrative	$2,725	$2,519	$206	8%	$5,081	$5,061	$20	0%

Research and development. Research and development costs are expensed as incurred. Research and development expense consists primarily of compensation costs, third-party consulting expenses and related overhead costs for research and development personnel.  The decrease for the three and six months ended June 30, 2008 as compared to the same periods in 2007 was mainly due to lower salary and related expenses due to fewer research and development personnel.

Sales and marketing. Sales and marketing expense consists primarily of compensation costs, including salaries, sales commissions and related overhead costs for sales, business development and marketing personnel; expenses for lead generation activities; and promotional expenses, including public relations, advertising and marketing events, in both the enterprise and consumer businesses.  The decrease in sales and marketing expense was due primarily to lower salaries and related employee costs and lower commissions associated with a reduction of personnel in the fourth quarter of 2007.  We plan to continue to invest in our consumer business during the second half of 2008.

General and administrative. General and administrative expense consists primarily of compensation costs and related overhead costs for administrative personnel and professional fees for legal, accounting and other professional services.  The increase in general and administrative expense for the second quarter of 2008, compared to the same quarter of 2007 was primarily due to increases in contractor expenses and recruiting expenses associated with scaling our general and administrative functions to support our current business.  General and administrative expense remained consistent for the six month period ended June 30, 2008 as compared to the same period in 2007.

INTEREST INCOME AND OTHER, NET

	Three Months Ended June 30,				Six Months Ended June 30,
In thousands, except percentages	2008	2007	$ Change	% Change	2008	2007	$ Change	% Change

Interest income and other, net	$721	$1,531	$(810)	(53)%	$2,170	$3,384	$(1,214)	(36)%

The decrease in interest income and other was primarily due to lower average investment balances and lower interest income on our marketable securities as we shifted more of our investments into relatively safer but lower yielding money market instruments in order to reduce our credit risk.

PROVISION FOR INCOME TAXES

	Three Months Ended June 30,				Six Months Ended June 30,
In thousands, except percentages	2008	2007	$ Change	% Change	2008	2007	$ Change	% Change

Provision for income taxes	$(84)	$(131)	$47	36%	$(192)	$(346)	$154	45%

The provisions for income taxes are primarily comprised of estimates of current taxes due in foreign jurisdictions and foreign withholding taxes.

The decrease in the provision for income taxes from the three and six months ended June 30, 2008 was due primarily to a reduction in projected foreign pretax income as well as reduced tax rates in foreign jurisdictions, mainly from Belgium, Canada, Germany and UK.  In addition, there was a reduction in withholding tax paid, mainly from India.

LIQUIDITY AND CAPITAL RESOURCES

Total cash, cash equivalents and marketable securities in the aggregate decreased $12.0 million to $100.9 million at June 30, 2008 from $112.9 million at December 31, 2007.

Operating Activities

Net cash used in operating activities was $6.6 million and $7.0 million for the six months ended June 30, 2008 and 2007, respectively.  Net cash used in operating activities for the six months ended June 30, 2008 was primarily due to the net loss of $8.0 million and a reduction in deferred revenue of $1.6 million driven by lower deferred maintenance revenue, partially offset by non-cash items of $2.7 million.  Such items primarily include depreciation, amortization of premiums and discounts on marketable securities, stock-based compensation expense, and amortization of intangible assets.

Our accounts receivable and deferred revenue balances fluctuate from period to period and are primarily dependent on (i) the timing of the closure of our license agreements, especially larger agreements concluded late in the period, (ii) the related invoicing and payment provisions under those agreements, (iii) the timing of maintenance renewals and related invoicing, and (iv) collections.

Deferred revenue decreased $1.6 million from $10.5 million at December 31, 2007 to $8.9 million at June 30, 2008.  Deferred revenue at June 30, 2007 decreased $5.3 million to $8.3 million from $13.6 million at December 31, 2006.  The primary component of deferred revenue was deferred maintenance revenue.  Deferred maintenance is recognized ratably over the maintenance term, which is typically one year.  Although there are a number of factors that could cause deferred revenue to fluctuate from quarter to quarter, we generally expect the fourth quarter deferred maintenance balance to be higher than at other times during the year because of seasonally strong license sales in the fourth quarter and the initial and renewal maintenance billings associated with such license sales.  In the quarters that follow December 31, the amortization of deferred maintenance will generally result in a decrease in our overall deferred revenue balance.

Investing Activities

Net cash provided by investing activities was $35.1 million and $7.1 million for the six months ended June 30, 2008 and 2007, respectively. Net cash provided by investing activities for the six months ended June 30, 2008 was primarily due to sales and maturities of $77.8 million in marketable securities offset by the purchases of $38.3 million in marketable securities, $2.8 million for the acquisition of YTO, expenditures of $322,000 for property and equipment and $1.4 million for purchased technology. Net cash provided by investing activities for the six months ended June 30, 2007 was primarily due to sales and maturities of $71.9 million in marketable securities offset by the purchase of $62.7 million in marketable securities and expenditures of $2.1 million for property and equipment, primarily related to furniture and leasehold improvements for our new headquarter office.

Financing Activities

Net cash generated by financing activities was $195,000 for the six months ended June 30, 2008 and $3.6 million for the six months ended June 30, 2007. Net cash provided by financing activities for the six months ended June 30, 2008 was attributable to net proceeds from the purchase of 64,181 common shares under the employee stock purchase plan.  Net cash provided by financing activities for the six months ended June 30, 2007 was attributable to net proceeds from the purchase of 47,818 shares of common stock under the employee stock purchase plan and the exercise of 1,063,277 stock options.

Working Capital and Capital Expenditure Requirements

At June 30, 2008, we had stockholders’ equity of $113.9 million and working capital of $75.3 million. Included as a reduction to working capital is deferred revenue of $8.3 million, which will not require cash to settle, but will be recognized as revenue in the future. We believe that our existing cash balances will be sufficient to meet our working capital requirements, as well as our planned capital expenditures for at least the next 12 months.

As noted above, we plan to make substantial investments in our business during 2008, primarily related to the consumer business segment. We believe these investments and others are essential to creating sustainable growth in our business in the future. Because these investments will likely precede any associated revenues, we expect our working capital to decrease in the near term. Additionally, we may choose to acquire other businesses or complimentary technologies to enhance our product capabilities and such acquisitions would likely require the use of cash.

At June 30, 2008 and December 31, 2007 we had investments in AAA-rated auction-rate debt securities with various state student loan authorities of $23.3 million and $38.9 million, respectively. At the time of our initial investment and through the date of this Report, all of the securities we have invested in are rated AAA, the highest rating issued by a rating agency, and the student loans made by these authorities are substantially guaranteed by the federal government through the Federal Family Education Loan Program (FFELP). Auction-rate securities are long-term floating rate bonds tied to short-term interest rates. After the initial issuance of the securities, the interest rate on the securities is reset periodically, at intervals established at the time of issuance (e.g., every seven, twenty-eight, thirty-five days, or every six months; etc.), based on market demand. Auction-rate securities are bought and sold in the marketplace through a competitive bidding process often referred to as a “Dutch auction.” If there is insufficient interest in the securities at the time of an auction, the auction may not be completed. Following such a failed auction, we cannot access our funds that are invested in the corresponding auction-rate securities until a future auction of these investments is successful, new buyers express interest in purchasing these securities in between reset dates, issuers establish a different form of financing to replace these securities, or final payments become due according to contractual maturities. Given the current negative liquidity conditions in the global credit markets, in the months from February through July 2008 the auctions failed for all of the of auction-rate securities we held as of June 30, 2008, and as a result our ability to liquidate our investment and fully recover the carrying value of our investment in the near term may be limited or not exist.

The fair value of our auction rate securities at June 30, 2008 reflects an unrealized loss of $1.5 million.  Fair value for such securities was based on a discounted cash flow valuation that takes into account a number of factors including estimated duration, credit quality, and the percentage of FFELP guarantee. We made assumptions about future cash flows based on contractual interest rate formulas and used estimates of market data, including yields of trading securities that we believe to be similar or comparable.  Presently we have determined the decline in value to be temporary because i) we have the intent and ability to hold these securities in the near term in order to recoup their par values, ii) through the date of this Report all of the securities have maintained their AAA credit ratings, iii) loans made by the issuers are backed by the federal government, and iv) we have noted no deterioration in the credit quality of the issuers.

However if circumstances change, we may be required to record an other-than-temporary impairment charge on these investments. We may similarly be required to record other-than-temporary impairment charges if the ratings on any of these securities are reduced or if any of the issuers default on their obligations. In addition to impairment charges, any of these events could cause us to lose part or all of our investment in these securities. Any of these events could materially affect our results of operations and our financial condition. We currently believe these securities are not significantly impaired for the reasons described above; however, it could take until the final maturity of the underlying notes (up to 30 years) to realize our investments’ recorded value. Based on our cash position and potential other sources of cash, we do not anticipate the potential lack of liquidity on these investments will have a material impact on our ability to conduct business.

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

Acquisition

On May 2, 2008, we acquired all of the stock of YourTechOnline.com (YTO).  In connection with the Acquisition, we used approximately $2.8 million in cash, including cash consideration of $2.7 million and direct transaction costs of $0.1 million.  Accordingly, the operations of YTO have been included in our accompanying condensed consolidated statements of operations beginning from May 2, 2008.   YTO’s service delivery methodology involves consumer technical support agents who view and control a computer screen remotely.  We acquired YTO to bolster our remote consumer service delivery capabilities utilizing home-based technical support agents.

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

As of June 30, 2008, we held $59.3 million in marketable securities (excluding cash and cash equivalents), which consisted primarily of government debt securities, auction-rate securities, corporate notes and bonds, and commercial paper. The weighted average interest rate of our portfolio was approximately 1.84% at June 30, 2008. A decline in interest rates over time would reduce our interest income from our marketable securities. A decrease in interest rates of 100 basis points would cause a corresponding decrease in our annual interest income of approximately $593,000.

At June 30, 2008 and December 31, 2007 we had investments in AAA-rated auction-rate debt securities with various state student loan authorities of $23.3 million and $38.9 million, respectively. At the time of our initial investment and through the date of this Report, all of the securities we have invested in are rated AAA, the highest rating issued by a rating agency, and the student loans made by these authorities are substantially guaranteed by the federal government through the Federal Family Education Loan Program (FFELP). Auction-rate securities are long-term floating rate bonds tied to short-term interest rates. After the initial issuance of the securities, the interest rate on the securities is reset periodically, at intervals established at the time of issuance (e.g., every seven, twenty-eight, thirty-five days, or every six months; etc.), based on market demand. Auction-rate securities are bought and sold in the marketplace through a competitive bidding process often referred to as a “Dutch auction.” If there is insufficient interest in the securities at the time of an auction, the auction may not be completed. Following such a failed auction, we would not be able to access our funds that are invested in the corresponding auction-rate securities until a future auction of these investments is successful, new buyers express interest in purchasing these securities in between reset dates, issuers establish a different form of financing to replace these securities, or final payments become due according to contractual maturities. Given the current negative liquidity conditions in the global credit markets, in the months from February through July 2008 auctions failed for all of the of auction-rate securities we held as of June 30, 2008, and as a result our ability to liquidate our investment and fully recover the carrying value of our investment in the near term may be limited or not exist.

The fair value of our auction rate securities at June 30, 2008 reflects an unrealized loss of $1.5 million.  Fair value for such securities was based on a discounted cash flow valuation that takes into account a number of factors including estimated duration, credit quality, and the percentage of FFELP guarantee. We made assumptions about future cash flows based on contractual interest rate formulas and used estimates of market data, including yields of trading securities that we believe to be similar or comparable.  Presently we have determined the decline in value to be temporary because i) we have the intent and ability to hold these securities in the near term in order to recoup their par values, ii) through the date of this Report all of the securities have maintained their AAA credit ratings, iii)

loans made by the issuers are backed by the federal government, and iv) we have noted no deterioration in the credit quality of the issuers.

However if circumstances change, we may be required to record an other-than-temporary impairment charge on these investments. We may similarly be required to record other-than-temporary impairment charges if the ratings on any of these securities are reduced or if any of the issuers default on their obligations. In addition to impairment charges, any of these events could cause us to lose part or all of our investment in these securities. Any of these events could materially affect our results of operations and our financial condition. We currently believe these securities are not significantly impaired for the reasons described above; however, it could take until the final maturity of the underlying notes (up to 30 years) to realize our investments’ recorded value. Based on our cash position and potential other sources of cash, we do not anticipate the potential lack of liquidity on these investments will have a material impact on our ability to conduct business.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the first half of 2008 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

See Note 6 Contingencies to the condensed consolidated financial statements in Part I, Item 1 of this Quarterly Report on Form 10-Q for a description of legal proceedings.

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

We are subject to many risks and uncertainties that may materially affect our business and future performance and cause those forward-looking statements to be inaccurate.  There risks and uncertainties include the following:

We have not been profitable and may not achieve profitability in future periods.

We were not profitable in 2007 or in the first half of 2008. In addition, we intend to make significant investments in support of our business in 2008 and we expect to continue to sustain losses in 2008 and possibly subsequent periods. If we fail to achieve revenue growth as a result of these additional investments or if such revenue growth does not result in our achieving profitability, the market price of our common stock will likely decline. A sustained period of losses would also result in an increased usage of cash to fund our operating activities and a corresponding reduction in our cash balance.

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

•                  The rate of expansion of our consumer offerings and our investments therein;

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

Over the last three years, we have licensed our enterprise software predominately on a perpetual basis in which we recognize the license revenue up front, assuming all criteria for revenue recognition have been met. As a result of our current perpetual licensing model for the enterprise business, we have become dependent on a few customer contracts with up-front license revenue for a substantial portion of our license revenue in any one quarter. In addition, a significant portion of our total revenue each quarter comes from a number of orders received in the last month of a quarter. In certain previous quarters, we failed to obtain or close expected perpetual licenses with up-front revenue resulting in a revenue shortfall. If in future quarters we fail to obtain or close orders expected to be completed by the end of a quarter, particularly if these orders are for perpetual licenses with up-front revenue, our quarterly results would suffer and the market price of our common stock would likely decline. While revenues in our consumer business are generally recognized over the course of a quarter based on the number of services delivered, this revenue is not significant enough at this time to offset a shortfall in enterprise perpetual license revenue.

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

Management’s ability to accurately predict performance is affected in large part by a significant portion of our total revenue being dependent upon the closing of new large customer orders in our enterprise business. In addition, our guidance is based in part upon the expectation of sales of services offerings in our consumer business, with which we have a limited history. A significant portion of our consumer business is dependent upon relationships with consumer support partners, including retailers. We sell to numerous consumers through each of these partners, and these partner programs often require a significant initial investment of resources, strategic focus, and time by us and by our consumer partners before generating revenue.  Accordingly, the timing of the rollout of our services by each partner, and therefore the timing of our revenue associated with that partner, are difficult to predict.  Delay in the launch or rollout of our support services program with even one of these partners could cause us to miss revenue targets, particularly in the near term since we depend on relationships with only a few consumer partners for most of our consumer revenue. In the event we fail to achieve projected revenue levels in any quarter, we will be unable to reduce our expenses for that quarter in a corresponding fashion, and our results will not meet our guidance or the expectations of securities analysts or investors, which would likely cause the market price of our common stock to decline.

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

Finally, the market prices of software companies have been extremely volatile. Stock prices of many software companies have often fluctuated in a manner unrelated or disproportionate to the operating performance of such companies. In the past, following periods of market volatility, stockholders have often instituted securities class action litigation relating to the stock trading and price volatility of the software company in question, including SupportSoft. Any securities litigation we are involved in could result in our incurring substantial defense costs and diverting resources and the attention of management from our business.

Our consumer business will increase our operating expenses without any assurance of yielding increased revenue.

We are executing a plan to extend our business by providing premium technology services to consumers through our alliance partners and directly. We may not be able to offer these new services successfully. We have limited experience in reaching or serving consumers or in managing consumer technical support agents. All of our agents are now home-based, which will require a high degree of coordination and quality control of employees working from diverse and remote locations. As a result, we expect to continue to use significant cash and incur increased operating expenses to support this initiative, including costs associated with recruiting, training and managing our consumer technical support agents, costs to acquire technology and infrastructure to support our consumer business, promotional costs associated with reaching consumers, and costs of obtaining personnel with the necessary consumer expertise. These investments, which typically are made in advance of revenue, may not yield increased revenue to offset these expenses. Furthermore, this new business initiative, if not favorably received by consumers, could damage the reputation of our corporate enterprise business as well as strain our management, financial and operational resources necessary to maintain our corporate business. The lack of market acceptance of our consumer efforts or our inability to generate satisfactory revenue from our expanded consumer services would have a material adverse effect on our business, prospects, financial condition and operating results.

If we fail to hire, train and manage our home-based consumer technical support agents efficiently and in a manner that provides an adequate level of support for our customers, our reputation and revenues could be harmed.

Our plans for our consumer business depend in part on our ability to increase the number of our home-based consumer technical support agents in order to satisfy the demand for our consumer services. We may be unable to attract, train and manage adequate numbers of competent home-based support agents, which is essential in creating a favorable interactive customer experience, including reducing customer wait times, reducing the time it takes our agents to deliver our services, and meeting customer demand for our services at peak time.  We have limited experience in hiring, training, and managing these agents.  Although our service delivery and communications infrastructure enables us to monitor and manage these agents remotely, because they are home-based and geographically dispersed, we are less able to directly supervise their work.  We have attempted to augment our service delivery operations through our recent acquisition of YTO, a company that specializes in delivering technical support through work-at-home agents. Any problems we encounter with integrating the YourTechOnline.com agents, in propagating the YourTechOnline.com service delivery model across existing agents or in retaining agents following the acquisition could seriously jeopardize our service delivery operations and our consumer revenue. If we are unable to continually provide adequate staffing for our service delivery operations, our revenue and reputation could be seriously harmed.

Disruptions in our information technology and service delivery infrastructure and operations, including interruptions or delays in service from our third-party Web hosting provider, could impair the delivery of our services and harm our business.

Our operations, and in particular our hosted products and consumer services, depend on the continuing operation of our information technology and communication systems and those of our external service providers. Any damage to or failure of those systems could result in interruptions in our service, which could reduce our revenues and profits, and damage our reputation. We serve certain of our customers through a third-party hosting facility located in the United States. We do not control the operation of this facility.  It may experience unplanned outages and other technical difficulties, and it is vulnerable to damage or interruption from fires, floods, telecommunications and connectivity failures, power failures, and similar events. This facility is also subject to risks from vandalism, break-ins, intrusion, and other malicious attacks. Despite precautions taken, such as disaster recovery planning and back-up procedures,  a natural disaster, act of terrorism or other unanticipated problem could cause a loss of information and data and lengthy interruptions in the availability of our services and hosted software offerings because we do not operate or maintain fully redundant systems.  We rely on hosted systems maintained by third-party providers to deliver technical support services to consumers, including taking customer orders, handling telecommunications for customer calls, and tracking sales and service delivery. Any interruption or failure of our internal or external systems could prevent us or our service providers from accepting orders and delivering services, or cause company and customer data to be unintentionally disclosed.  Our continuing efforts to upgrade and enhance the security and reliability of our information technology and communications infrastructure could be very costly, and we may have to expend significant resources to remedy problems such as a security breach or service interruption. Interruptions in our services resulting from labor disputes, telephone or Internet failures, power or service outages, natural disasters or other events, or a security breach could reduce our revenue, increase our costs, cause customers and partners to fail to renew or to terminate their use of our offerings, and harm our reputation and our ability to attract new customers.

Because a small number of enterprise customers have historically accounted for and may in future periods account for substantial portions of our revenue, our revenue could decline because of delays or losses of specific customer orders.

A small number of enterprise customers have historically accounted for, and may in future periods account for, substantial portions of our revenue. For the six months ended June 30, 2008, one customer accounted for 16% of our total revenue.  Similarly, for the year ended December 31, 2007, one customer accounted for 18% of total revenue. In the remainder of 2008 we are likely to continue to derive a significant portion of our enterprise revenue from large transactions with a limited number of customers. Therefore, our revenue could decline because of the loss or delay of a single enterprise customer order. Additionally, we may not obtain new customers.  The failure to obtain significant new customers, particularly customers that purchase perpetual licenses with up-front payments, the loss or delay of significant customer orders or the failure of existing customers to pay ongoing fees when due would harm our operating results.

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

We may be unable to achieve or sustain non-GAAP profitability in our enterprise segment if we do not manage our professional services organization or other costs in our enterprise business effectively.

One of our stated goals for fiscal 2008 is to deliver non-GAAP profitability in our enterprise segment in a consistently profitable manner on a non-GAAP basis. Our ability to do so is heavily dependent on our ability to manage professional service costs. Clients that license our enterprise software solutions usually engage our professional services organization to assist with installation and implementation of our software and related consulting services. Revenue from professional services typically represents a substantial portion of our total revenue and total costs.  The cost of delivering our professional services is expensive and, while the financial results of this business have improved significantly in prior periods, our professional services business has not been profitable.  We have generally billed our customers for professional services on a time and material basis, using an agreed upon daily rate. However, customers have increasingly requested various contract structures, including milestone-based contracts and contracts for a fixed total fee. If unanticipated factors in a project are encountered, we may be subject to monetary and other significant penalties, and the operating results from our professional services business would suffer. Furthermore, an estimated loss on a fixed-price contract is generally required to be recorded in the period in which a loss becomes evident. Recording a loss on a services contract could have a material adverse effect on our operating results for the period in which the loss is recorded. In addition to managing the costs in our professional services organization, if we are unable to manage costs in our enterprise customer support and maintenance, research and development or sales and marketing organizations, our enterprise segment may not be able to sustain non-GAAP profitability.

If our existing customers do not renew maintenance contracts or purchase additional products and services, our operating results could suffer.

Historically, we have derived, and expect to continue to derive, a significant portion of our total revenue from existing customers who purchase additional products and services and renew maintenance contracts. Our customers may not renew maintenance contracts, they may renew on less favorable terms, or they may not purchase additional products and services. In addition, as we introduce new products, our current customers may not require or desire the functionality of our new products and may not ultimately purchase these products. A decrease in the acquisition of new license customers or renewals in one period may lead to a decrease in the amount of maintenance revenue in subsequent periods.   If our customers do not renew maintenance contracts or do not purchase additional products and services, our revenue would decline and our segment operating results would suffer.

If our revenue from our international operations does not exceed the expense of establishing and maintaining international operations, our business could suffer.

Revenue from customers outside the North America accounted for approximately 24% and 23% of our total revenue for the three and six months ended June 30, 2008 compared with 19% and 20% for the three and six month periods ended June 30, 2007.  We have limited experience in international operations and may not be able to compete effectively in international markets or effectively manage our operations in various countries. We only recently began operating our consumer business and have limited experience offering premium technology services to consumers outside North America.  If we do not generate enough revenue from international operations to offset the expense of these operations, our operating results could suffer. Risks we face in conducting business internationally include:

•                  Expenses related to and difficulties in staffing and managing international operations, including managing a geographically dispersed workforce in compliance with diverse local laws and customs;

•                  Changes in currency exchange rates and controls;

•                  Localization of our products, services, and end user terms;

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

Each of these risks could materially increase our costs, and unless the revenue from our international operations offsets the costs of establishing and operating our business outside the U.S., our operating results could be significantly harmed.

Our failure to establish and expand successful third-party alliances would harm our operating results.

Our consumer offerings require us to establish and maintain relationships with third parties, including retailers such as Office Depot, who will direct consumers to us and provide technology support services to consumers based on our technology. Failure to establish or maintain third-party relationships in our consumer business, particularly with partners who sell our services, on acceptable terms or at all, could materially and adversely affect the success of our business. We sell to numerous consumers through each of these partners, and therefore a delay in the launch or rollout of our consumer services program with even one of these partners could cause us to miss revenue targets. The process of establishing a relationship with a consumer partner can be complex and time consuming, and we must pass multiple levels of review and test marketing in order to be selected. If we are unable to establish a sufficient number of new consumer partners on a timely basis our sales will suffer. There is also the risk that, once established, our programs with these partners may take longer than we expect to produce revenue or may not produce revenue at all. One or more of our key partners may also discontinue selling our services, offer them only on a limited basis or devote insufficient time and attention to promoting them to their customers. If any of these key partners merge with a competitor, particularly one that offers a service competitive with ours, all of these risks could be exacerbated. Each of these risks could reduce our sales and significantly harm our operating results.

While our consumer call center outsourcing relationships outside North America give us flexibility and greater capacity, those relationships also pose risks. We may be less able to manage the quality of services provided by outsourced call centers as directly as we would our own employees, and outsourced services may be more costly.  We also face the risk that disruptions or delays in those third parties’ communications and information technology infrastructure could cause lengthy interruptions in the availability of our services.  Any of these risks could harm our operating results.

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

At June 30, 2008, we had $41.6 million in cash and cash equivalents and $59.3 million in marketable securities. We have historically invested these amounts in government debt securities, auction-rate securities, corporate notes and bonds, commercial paper and money market funds meeting certain criteria. Certain of these investments are subject to general credit, liquidity, market and interest rate risks, which may be exacerbated by the U.S. housing recession that has affected various sectors of the financial markets and caused credit and liquidity issues. As of June 30, 2008, we determined that any declines in the fair value of our investments were temporary. There may be further declines in the value of these investments, which we may determine to be other-than-temporary. If we determine that a decline is other-than-temporary we will be required to record an expense for the write-down in our statement of operations in the period in which we make the determination.  These market risks associated with our investment portfolio may have a negative adverse effect on our results of operations, liquidity and financial condition.

At June 30, 2008 and December 31, 2007 we had investments in AAA-rated auction-rate debt securities with various state student loan authorities of $23.3 million and $38.9 million, respectively. At the time of our initial investment and through the date of this Report, all of the securities we have invested in are rated AAA, the highest rating issued by a rating agency, and the student loans made by these authorities are substantially guaranteed by the federal government through the Federal Family Education Loan Program (FFELP). Auction-rate securities are long-term floating rate bonds tied to short-term interest rates. After the initial issuance of the securities, the interest rate on the securities is reset periodically, at intervals established at the time of issuance (e.g., every seven, twenty-eight, thirty-five days, or every six months; etc.), based on market demand. Auction-rate securities are bought and sold in the marketplace through a competitive bidding process often referred to as a “Dutch auction.” If there is insufficient interest in the securities at the time of an auction, the auction may not be completed. Following such a failed auction, we cannot access our funds that are invested in the corresponding auction-rate securities until a future auction of these investments is successful, new buyers express interest in purchasing these securities in between reset dates, issuers establish a different form of financing to replace these securities, or final payments become due according to contractual maturities. Given the current negative liquidity conditions in the global credit markets, in the months from February through July 2008 the auctions failed for all of the of auction-rate securities we held as of June 30, 2008, and as a result our ability to liquidate our investment and fully recover the carrying value of our investment in the near term may be limited or not exist.

The fair value of our auction rate securities at June 30, 2008 reflects an unrealized loss of $1.5 million.  Fair value for such securities was based on a discounted cash flow valuation that takes into account a number of factors including estimated duration, credit quality, and the percentage of FFELP guarantee. We made assumptions about future cash flows based on contractual interest rate formulas and used estimates of market data, including yields of trading securities that we believe to be similar or comparable. At June 30, 2008, all auction rate securities were classified as Level 3 assets in accordance with the SFAS No. 157 hierarchy.  Presently we have determined the decline in value to be temporary because i) we have the intent and ability to hold these securities in the near term in order to recoup their par values, ii) through the date of this Report all of the securities have maintained their AAA credit ratings, iii) loans made by the issuers are backed by the federal government, and iv) we have noted no deterioration in the credit quality of the issuers.

However if circumstances change, we may be required to record an other-than-temporary impairment charge on these investments. We may similarly be required to record other-than-temporary impairment charges if the ratings on any of these securities are reduced or if any of the issuers default on their obligations. In addition to impairment charges, any of these events could cause us to lose part or all of our investment in these securities. Any of these events could materially affect our results of operations and our financial condition. We currently believe these securities are not significantly impaired for the reasons described above; however, it could take until the final maturity of the underlying notes (up to 30 years) to realize our investments’ recorded value.  Based on our cash position and potential other sources of cash, we do not anticipate the potential lack of liquidity on these investments will have a material impact on our ability to conduct business.

We have recorded long-lived assets, and our results of operations would be adversely affected if their value becomes impaired.

Goodwill and identifiable intangible assets were recorded in part due to our acquisition of substantially all of the assets of Core Networks Incorporated in September 2004 and our acquisition of YourTechOnline.com in May 2008. We also have certain intangible assets with an indefinite life. We assess the impairment of goodwill and indefinite life intangible assets annually or more often if events or changes in circumstances indicate that the carrying value may not be recoverable. We assess the impairment of acquired product rights and other finite life intangible assets whenever events or changes in circumstances indicate that its carrying amount may not be recoverable. As a result of our discontinuance of active marketing and selling of one of the products we acquired from Core Networks, and a reevaluation of the fair value of the Core Network’s technology intangible assets, we recognized a non-cash write-down of approximately $1.7 million during the fourth quarter of 2007. An impairment loss was recognized because the sum of the discounted future net cash flows expected to result from the use of the assets and their eventual disposition was less than the carrying amounts. Such impairment loss was measured as the difference between the carrying amounts of the assets and their fair value. Furthermore, we evaluate cash flows at the lowest operating level. If the number of reporting segments increases in the future, as it has in 2008, this may make impairment more probable than it would be with fewer reporting segments. As was the case in the fourth quarter of 2007, future write-downs of goodwill or net long-lived and intangible assets, would cause our operating results to suffer.

We may engage in investments, dispositions, acquisitions or other strategic transactions that could divert management attention and prove difficult to integrate with our business.

We may engage in acquisitions or divestitures of certain assets, businesses, products or technologies, or in other strategic initiatives. For example, we recently completed the acquisition of YourTechOnline.com. Acquisitions, divestitures and other strategic transactions are inherently risky. Certain transactions may be subject to closing conditions, which may not be satisfied, and transactions may not be completed, even after public announcement. Acquisitions may require further use of our cash resources, the issuance of equity or debt securities, or the incurrence of other forms of debt, any of which could harm our financial condition, results of operations, or our interest expense and leverage. If we issue equity securities, current stockholders’ percentage ownership and earnings per share may be diluted. The process of integrating employees, businesses, technologies, services or products may result in unforeseen operating difficulties and expenditures. Dispositions could significantly alter the revenue, costs and nature of our business.  Acquisitions and divestitures could involve a number of other potential risks to our business, including the following, any of which could harm our business results:

•                  Unanticipated costs and liabilities and unforeseen accounting charges or fluctuations;

•                  Delays and difficulties in delivery of products and services;

•                  Failure to effectively integrate or separate management information systems, personnel, research and development, marketing, sales and support operations;

•                  Loss of key employees;

•                  Diversion of management’s attention from other business concerns and disruption of our ongoing business;

•                  Difficulty in maintaining controls and procedures;

•                  Uncertainty on the part of our existing customers about our ability to operate after a transaction;

•                  Loss of customers;

•                  Loss of alliance partners;

•                  Failure to realize the potential financial or strategic benefits of the acquisition or divestiture; and

•                  Failure to successfully further develop the combined or remaining technology, resulting in the impairment of amounts recorded as goodwill or other intangible assets.

We must compete successfully in the markets in which we operate or our business will suffer.

We compete in markets that are highly competitive, subject to rapid change and significantly affected by new product introductions and other market activities of industry participants. We compete with a number of companies in the market for automated delivery of support and service automation and other vendors who may offer products or services with features that compete with specific elements of our software products and services. In addition, our customers and potential customers have developed or may develop similar software systems internally.

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

As we further expand our business into the market for premium consumer technology support, we expect new competitors, including electronics retailers that offer premium technology support services, companies that offer online technology support, extended warranty and service plan providers, PC manufacturers, anti-virus providers and local computer repair shops. Certain of these competitors have longer operating histories, significantly greater financial, technical and other resources, stronger strategic alliances or greater name recognition than we have.

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

In January 2008, we reorganized the company and began operating our business in two segments, consumer and enterprise.  We also appointed senior management personnel to lead each of the business segments. We made this change in an effort to ensure that each part of our business is focused, accountable and transparent at the segment level. In connection with this change we made several management and organizational changes. We are also focused on increasing our operating margins and improving our operating efficiencies, particularly in our enterprise business. To this end, we have undertaken reductions in our workforce in the fourth quarter of 2007. All of these changes place a strain on our management, and our administrative, technical, operational and financial infrastructure. In addition, reductions in our workforce could make it difficult to motivate and retain remaining employees or attract needed new employees, and could also affect our ability to deliver products and services in a timely fashion.

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

•                  Risks that we may be unable to obtain or continue to obtain support, maintenance and updates from the technology supplier;

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

We are exposed to risks associated with credit card and payment fraud and with credit card processing.

Certain of our customers use credit cards to pay for our consumer technology support offerings. We may suffer losses as a result of orders placed with fraudulent credit cards or other payment data. Our failure to detect or control payment fraud could have an adverse effect on our results of operations. We are subject to payment card association operating standards and requirements, as in effect from time to time. Compliance with those standards requires us to invest in network and systems infrastructure and processes.  Failure to comply with these rules or requirements may subject us to fines, potential contractual liabilities, and other costs, resulting in harm to our business and results of operations.

If we are unable to maintain effective disclosure controls and procedures, including our internal control over financial reporting, our ability to report our financial results on a timely and accurate basis may be adversely affected.

We have evaluated our “disclosure controls and procedures” as such term is defined in Rule 13a-15(e) under the Exchange Act as of June 30, 2008, as well as our internal control over financial reporting as required by Section 404 of the Sarbanes-Oxley Act of 2002 as of December 31, 2007. Effective controls are necessary for us to provide reliable financial reports and effectively prevent fraud. If we cannot provide reliable financial reports or prevent fraud, our operating results would be harmed.  In addition, if we cannot establish effective internal control over financial reporting and disclosure controls and procedures, investors may lose confidence in our reported financial information, which could cause the market price of our common stock to decline.

Failure to resolve litigation or claims asserted against us may lead to continued costs and expenses and divert management’s attention from our business, which could cause our revenue and our stock price to decline.

A securities class action lawsuit was filed against us and a large number of other issuers and underwriters in November 2001. Should this lawsuit linger for a longer period of time, whether ultimately resolved in our favor or not, or further lawsuits be filed against us, coverage limits of our insurance or our ability to pay such amounts may not be adequate to cover the fees and expenses and any ultimate resolution associated with such litigation. The size of these payments, if any, individually or in the aggregate, could seriously impair our cash reserves and financial condition. The continued defense of this lawsuit and future litigation that may be filed against us also could result in diversion of our management’s time and attention away from business operations, which could cause our financial results to decline. A failure to resolve definitively current or future material litigation in which we are involved or in which we may become involved in the future, regardless of the merits of the respective cases, could also cast doubt as to our prospects in the eyes of customers, potential customers and investors, which could cause our revenue and stock price to decline.

We may not obtain sufficient patent protection, which could harm our competitive position, increase our expenses and harm our business.

Our success and ability to compete depend to a significant degree upon the protection of our software and other proprietary technology. It is possible that:

•                  We may not be issued patents we may seek to protect our technology;

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

We rely on a combination of laws, such as those applicable to patents, copyrights, trademarks and trade secrets, and contractual restrictions, such as confidentiality agreements and licenses, to establish and protect our proprietary rights. Our ability to compete and grow our business could suffer if these rights are not adequately protected. Our proprietary rights may not be adequately protected because:

•                  Laws and contractual restrictions may not adequately prevent infringement of our proprietary rights and misappropriation of our technologies or deter others from developing similar technologies; and

•                  Policing infringement of our patents, trademarks and copyrights, misappropriation of our trade secrets, and unauthorized use of our products is difficult, expensive and time-consuming, and we may be unable to determine the existence or extent of this infringement or unauthorized use.

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

Our business relies upon the use and licensing of technology and software. Other parties may assert intellectual property infringement claims against us or our customers, and our products may infringe the intellectual property rights of third parties. For example, our products may infringe patents issued to third parties. In addition, as is increasingly common in the software industry, we may be confronted with the aggressive enforcement of patents by companies whose primary business activity is to acquire patents for the purpose of offensively asserting them against other companies. From time to time, we have received allegations of intellectual property infringement, and we may receive more claims in the future. Intellectual property litigation is expensive and time-consuming and could divert management’s attention from our business. The outcome of any litigation is uncertain and could significantly impact our financial results. If there is a successful claim of infringement, we may be required to develop non-infringing technology or enter into royalty or license agreements, which may not be available on acceptable terms, if at all. Our failure to develop non-infringing technologies or license proprietary rights on a timely basis would harm our business.

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

The Sarbanes-Oxley Act of 2002, as well as rules subsequently implemented by the Securities and Exchange Commission and the Nasdaq Global Select Market, has required changes in corporate governance practices of public companies. These rules and regulations require significant internal and external resources to comply with and are costly. Additionally, such compliance has made some activities more time-consuming. These rules and regulations make it more difficult and more expensive for us to obtain director and officer liability insurance, and we may be required to accept reduced coverage or incur substantially higher costs to obtain coverage. Compliance with these rules and regulations can be particularly burdensome for smaller public companies like ours.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

At our annual meeting of stockholders on May 21, 2008, the following two proposals were voted on and approved as follows:

1. Our stockholders elected six directors to serve until our next annual meeting of stockholders, or until their successors are duly elected and qualified.

	Total Votes
Name	For	Withheld

Kevin C. Eichler	37,944,290	1,741,764

Shawn Farshchi	37,944,090	1,741,964

J. Martin O’Malley	37,944,190	1,741,864

Joshua Pickus	37,944,257	1,739,797

Jim Stephens	37,944,290	1,741,764

James Thanos	37,944,290	1,741,764

2. Our stockholders ratified the appointment of Ernst & Young LLP as our independent registered public accounting firm.

Total Votes

For	38,229,041

Against	1,454,523

Abstain	2,490

ITEM 6.	EXHIBITS

Exhibits.

	10.1	Amended and Restated Executive Incentive Compensation Plan (Incorporated by reference to the registrant’s Current Report on Form 8-K filed with the Commission on August 1, 2008

	31.1	Chief Executive Officer Section 302 Certification

	31.2	Chief Financial Officer Section 302 Certification

	32.1	Statement of the Chief Executive Officer under 18 U.S.C. § 1350(1)

	32.2	Statement of the Chief Financial Officer under 18 U.S.C. § 1350(1)

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

August 7, 2008	SUPPORTSOFT, INC.

	By:	/s/ SHELLY SCHAFFER
Shelly Schaffer
Chief Financial Officer and
Executive Vice President of Finance and
Administration
(Principal Financial Officer, Chief Accounting
Officer and Duly Authorized Signatory)

EXHIBIT INDEX TO SUPPORTSOFT, INC.

QUARTERLY REPORT ON FORM 10-Q

FOR THE QUARTER ENDED JUNE 30, 2008

10.1	Amended and Restated Executive Incentive Compensation Plan (Incorporated by reference to the registrant’s Current
Report on Form 8-K filed with the Commission on August 1, 2008
31.1	Chief Executive Officer Section 302 Certification
31.2	Chief Financial Officer Section 302 Certification
32.1	Statement of the Chief Executive Officer under 18 U.S.C. § 1350(1)
32.2	Statement of the Chief Financial Officer under 18 U.S.C. § 1350(1)

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