Form 10-Q
period 2008-09-30
SUPPORTSOFT INC
filed 2008-11-06
CIK 1104855

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2008

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________ to ____________

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

On October 31, 2008, 46,334,341 shares of the Registrant’s Common Stock, $0.0001 par value, were outstanding.

SUPPORTSOFT, INC.

FORM 10-Q

QUARTERLY PERIOD ENDED SEPTEMBER 30, 2008

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

SUPPORTSOFT, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands)

	September 30, 2008	December 31, 2007
	(Unaudited)	(1)
ASSETS
Current assets:
Cash and cash equivalents	$71,304	$12,926
Short-term investments	4,765	100,014
Accounts receivable, net	8,157	10,087
Prepaid expenses and other current assets	2,153	2,531

Total current assets	86,379	125,558
Long-term investments	22,212	—
Property and equipment, net	1,675	2,086
Goodwill	12,646	9,792
Purchased technology	1,375	—
Intangible assets, net	459	340
Other assets	573	682

Total assets	$125,319	$138,458

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$270	$461
Accrued compensation	2,114	2,320
Other accrued liabilities	3,032	3,421
Deferred revenue, less long-term portion	8,018	10,076

Total current liabilities	13,434	16,278
Deferred revenue, long-term portion	766	426
Other long-term liabilities	1,101	892

Total Liabilities	15,301	17,596

Commitments and contingencies
Stockholders’ equity:
Common stock	5	5
Additional paid-in capital	216,230	212,188
Accumulated other comprehensive loss	(3,340)	(772)
Accumulated deficit	(102,877)	(90,559)

Total stockholders’ equity	110,018	120,862

Total liabilities and stockholders’ equity	$125,319	$138,458

(1)	Derived from the December 31, 2007 audited Consolidated Financial Statements included in the Annual Report on Form 10-K, as filed with the Securities and Exchange Commission on March 13, 2008.

See accompanying notes.

SUPPORTSOFT, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share amounts)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
Revenue:
License	$2,861	$2,586	$8,732	$11,725
Maintenance	3,987	4,201	11,884	12,035
Services	3,822	4,258	11,705	10,721
Consumer	2,110	278	3,704	702

Total revenue	12,780	11,323	36,025	35,183

Costs and expenses:
Cost of license	60	52	203	141
Cost of maintenance	473	630	1,487	1,929
Cost of services	3,424	3,891	10,673	11,725
Cost of consumer	2,582	1,420	5,692	3,296
Amortization of intangible assets	71	272	160	817
Research and development	2,231	2,366	6,651	7,071
Sales and marketing	5,639	6,909	17,735	22,938
General and administrative	2,614	2,229	7,695	7,290

Total costs and expenses	17,094	17,769	50,296	55,207

Loss from operations	(4,314)	(6,446)	(14,271)	(20,024)
Interest income and other, net	158	1,636	2,328	5,019

Loss before income taxes	(4,156)	(4,810)	(11,943)	(15,005)
Provision for income taxes	(184)	(212)	(375)	(558)

Net loss	$(4,340)	$(5,022)	$(12,318)	$(15,563)

Basic and diluted net loss per share	$(0.09)	$(0.11)	$(0.27)	$(0.34)

Shares used in computing basic and diluted net loss per share	46,119	45,614	46,083	45,449

See accompanying notes.

SUPPORTSOFT, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(Unaudited)

	Nine Months Ended September 30,
	2008	2007
Operating Activities:
Net loss	$(12,318)	$(15,563)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Amortization and depreciation	1,072	1,804
Amortization of premiums and discounts on investments	(489)	(761)
Stock-based compensation	3,661	3,731
Realized loss on investments	73	—
Changes in assets and liabilities:
Accounts receivable, net	1,975	6,719
Prepaid expenses and other current assets	354	653
Other long-term assets	74	(57)
Accounts payable	(201)	95
Accrued compensation	(253)	(92)
Other accrued liabilities	(765)	65
Other long-term liabilities	141	597
Deferred revenue	(1,789)	(5,789)

Net cash used in operating activities	(8,465)	(8,598)

Investing Activities:
Purchases of property and equipment	(377)	(2,367)
Purchased technology	(1,375)	—
Purchases of investments	(38,276)	(78,781)
Sales of investments	39,840	37,250
Maturities of investments	69,467	54,656
Acquisition of business, net of cash acquired	(2,778)	—

Net cash provided by investing activities	66,501	10,758

Financing Activities:
Proceeds from issuances of common stock	381	4,564

Net cash provided by financing activities	381	4,564

Effect of exchange rate changes on cash and cash equivalents	(39)	(15)

Net increase in cash and cash equivalents	58,378	6,709
Cash and cash equivalents at beginning of period	12,926	15,369

Cash and cash equivalents at end of period	$71,304	$22,078

Supplemental schedule of cash flow information:
Income taxes paid	$360	$363

See accompanying notes.

SUPPORTSOFT, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 1. Significant Accounting Policies

Basis of Presentation

The accompanying unaudited Condensed Consolidated Financial Statements include the accounts of SupportSoft, Inc. (the “Company” or “SupportSoft”) and its wholly owned subsidiaries. All intercompany balances and transactions have been eliminated. The balance sheet as of September 30, 2008 and the statements of operations for the three and nine months ended September 30, 2008 and 2007 and cash flows for the nine months ended September 30, 2008 and 2007 are unaudited. In the opinion of management, these unaudited interim Condensed Consolidated Financial Statements reflect all adjustments (consisting of normal recurring adjustments) that are necessary for a fair presentation of the results for, and as of, the periods shown. The results of operations for such periods are not necessarily indicative of the results expected for the full fiscal year or for any future period. The Condensed Consolidated Financial Statement information as of December 31, 2007 is derived from audited financial statements as of that date. These unaudited interim Condensed Consolidated Financial Statements should be read with the consolidated financial statements and related notes included in our Annual Report on Form 10-K, filed with the Securities and Exchange Commission on March 13, 2008.

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

Enterprise Business

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

Term licenses are sold with maintenance for which SupportSoft does not have VSOE of fair value for maintenance fees. As a result, license revenue for term licenses is recognized ratably over the duration of the agreement. License revenue in the accompanying financial statements includes maintenance for term licenses. We do not allocate maintenance revenue from term licenses to maintenance revenue, as we do not believe there is an allocation methodology that provides a meaningful and supportable allocation between license and maintenance revenues. Term license revenue was 2% and 3% of total revenue for the three months ended September 30, 2008 and 2007, respectively. For the nine months ended September 30, 2008 and 2007, term license revenue was 3% and 4% of total revenue, respectively.

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

Consumer Business

Revenue in our consumer business is derived primarily from fees for technology support services. These services include those that are delivered at the time of purchase of a new computer or device, “attach” services; “diagnose-and-repair” services, which are designed to resolve problems with computers and other devices; and “set up” services, which provide the initial provisioning for devices. We provide these services through channel partners and directly to consumers. Channel partners are generally invoiced monthly for services delivered during that period (i.e., a sale is made through to their end-user). Fees from transactions directly with consumers are generally paid with a credit card at the time of delivery. Revenue is recognized in the period the services are delivered. The Company provides an allowance for estimated refunds based on historical experience. Refunds have not been material to date. Our consumer business generally provides a five-day warranty. We also license certain of our consumer software products to partners who use our software to provide services to their customers. Partners are charged a per-use fee for the software and revenue is recognized in the period the product is used.

Cash, Cash Equivalents and Investments

All liquid instruments with an original maturity at the date of purchase of ninety days or less are classified as cash equivalents. Cash equivalents and short-term investments consist primarily of money market funds, commercial paper, corporate and municipal bonds and notes and securities issued by the United States government. Long-term investments consist of auction-rate debt securities. Our cash equivalents and investments are classified as available-for-sale, and are reported at fair value with unrealized gains and losses included in accumulated other comprehensive income within stockholders’ equity on the consolidated balance sheets. Realized gains and losses and declines in value judged to be other-than-temporary on available-for-sale securities are included in interest income and other, net in the consolidated statements of operations. We recorded net unrealized gains/(losses) on investments of $(2.4) million and $21,000 at September 30, 2008 and December 31, 2007, respectively.

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

The following is a summary of cash, cash equivalents and investments at September 30, 2008 (in thousands):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Cash	$6,643	$—	$—	$6,643
Money market funds	55,682	—	—	55,682
Commercial paper	10,757	—	(5)	10,752
Corporate bonds	3,000	—	(8)	2,992
Auction-rate securities	24,600	—	(2,388)	22,212

	$100,682	$—	$(2,401)	$98,281

Classified as:
Cash and cash equivalents	$62,325	$—	$—	$62,325
Short-term investments	13,757	—	(13)	13,744
Long-term investments	24,600	—	(2,388)	22,212

	$100,682	$—	$(2,401)	$98,281

At September 30, 2008 and December 31, 2007 we had investments in AAA-rated auction-rate debt securities with various state student loan authorities with a fair value of $22.2 million and $38.9 million, respectively. All of the securities we have invested in are rated AAA, the highest rating issued by a rating agency, and the student loans made by these authorities are substantially guaranteed by the federal government through the Federal Family Education Loan Program (FFELP). Auction-rate securities are long-term floating rate bonds tied to short-term interest rates. After the initial issuance of the securities, the interest rate on the securities is reset periodically, at intervals established at the time of issuance (e.g., every seven days, twenty-eight days, thirty-five days, or every six months), based on market demand. Auction-rate securities are bought and sold in the marketplace through a competitive bidding process often referred to as a “Dutch auction.” If there is insufficient interest in the securities at the time of an auction, the auction may not be completed. Following such a failed auction, we cannot access our funds that are invested in the corresponding auction-rate securities until a future auction of these investments is successful, new buyers express interest in purchasing these securities in between reset dates, issuers establish a different form of financing to replace these securities, or final payments become due according to contractual maturities. In the months from February through October 2008 the auctions failed for all of the auction-rate securities we held as of September 30, 2008, and as a result our ability to liquidate our investment and fully recover the carrying value of our investment in the near term may be limited or not exist.

In August 2008, UBS, the broker-dealer for 85% of our auction-rate securities, announced a settlement under which it offers to provide liquidity solutions for, or purchase, the auction-rate securities held by its institutional clients. In October 2008, UBS extended an offer of rights to us to sell our eligible auction-rate securities at par value back to UBS during the time period from June 30, 2010 through July 2, 2012. All of the auction-rate securities we hold with UBS qualify as “eligible” for purposes of the rights offer. Under the offer, UBS will have sole discretion, without prior notice to the Company, to purchase or sell eligible securities and return par value to the Company up through July 2, 2012. In November 2008, we elected to accept the offer of rights from UBS. In addition, the offer of rights includes the right to a loan from UBS at no net cost, for up to the amount of the par value of our eligible auction-rate securities. The loan option is available until June 30, 2010. The rights represent a freestanding financial instrument for accounting purposes. As such, we expect to recognize the fair value of the repurchase right as an asset and a corresponding gain to earnings. In addition, we expect to recognize unrealized losses relating to the decline in value of our auction-rate securities through earnings as an other-than-temporary impairment, as we would no longer demonstrate the positive intent to hold the securities until related credit markets recover.

The fair value of our auction-rate securities at September 30, 2008 reflects an unrealized loss of $2.4 million. Fair value for such securities was based on a discounted cash flow valuation that takes into account a number of factors including estimated duration, credit quality, and the percentage of FFELP guarantee. We made assumptions about future cash flows based on contractual interest rate formulas and used estimates of market data, including yields of trading securities that we believe to be similar or comparable.

Presently we have determined the decline in value to be temporary because; i) we have the intent and ability to hold these securities in the near term in order to recoup their par values; ii) through September 30, 2008 all of the securities have maintained their AAA credit ratings; iii) loans made by the issuers are backed by the federal government; and iv) we have noted no deterioration in the credit quality of the issuers.

Fair Value Measurements

Effective January 1, 2008, SupportSoft adopted SFAS No. 157, “Fair Value Measurements” (SFAS No. 157). SFAS No. 157 defines fair value, establishes a framework for measuring fair value under generally accepted accounting principles and enhances disclosures about fair value measurements. Fair value is defined under SFAS No. 157 as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. Valuation techniques used to measure fair value under SFAS No. 157 must maximize the use of observable inputs and minimize the use of unobservable inputs. The standard describes a fair value hierarchy based on three levels of inputs, of which the first two are considered observable and the last unobservable, that may be used to measure fair value, which are the following:

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

In accordance with SFAS No. 157, the following table represents our fair value hierarchy for our financial assets (cash equivalents and investments) measured at fair value on a recurring basis as of September 30, 2008 (in thousands):

	Level 1	Level 2	Level 3	Total
Money market funds	$55,682	$—	$—	$55,682
Commercial paper	—	10,752	—	10,752
Corporate bonds	—	2,992	—	2,992
Auction-rate securities	—	—	22,212	22,212

	$55,682	$13,744	$22,212	$91,638

Level 3 assets consist of auction-rate debt securities with various state student loan authorities. Beginning in February 2008 and through September 30, 2008, all auctions for these securities have failed. Based on the continued failure of these auctions and the underlying maturities of the securities, we have classified auction-rate securities as long-term assets on our balance sheets. The fair value of these investments as of September 30, 2008 was estimated by management. The following table provides a summary of changes in fair value of our Level 3 financial assets as of September 30, 2008 (in thousands):

Auction-rate securities	Three Months ended September 30, 2008	Nine Months ended September 30, 2008
Beginning balance	$23,265	$—
Transfer into Level 3	—	25,300
Sales	(200)	(700)
Unrealized loss included in other comprehensive income	(853)	(2,388)

Ending balance	$22,212	$22,212

Concentrations of Credit Risk

Financial instruments that potentially subject us to concentrations of credit risk consist principally of cash equivalents, investments and trade accounts receivable. Our investment portfolio consists of investment grade securities. Except for obligations of the United States government and securities issued by agencies of the United States government, we diversify our investments by limiting our holdings with any individual issuer. We also limit the amount of credit risk exposure to any one country except the United States. We are exposed to credit risks in the event of default by the issuers of the securities we hold to the extent of the amount recorded on the balance sheet. At September 30, 2008, we held approximately $22.2 million of AAA-rated student loan auction-rate debt securities.

The student loans made by the issuers of these securities are substantially guaranteed by the federal government through FFELP. Prior to February 2008, these securities had not experienced failed auctions, however, since February 2008 all auctions for these securities have failed. See the Cash, Cash Equivalents and Investments section of this Note 1 to the Condensed Consolidated Financial Statements for more information.

The credit risk in our trade accounts receivable is substantially mitigated by our credit evaluation process, reasonably short payment terms and because we sell our products primarily to large organizations in different industries. At September 30, 2008, Customer A and Customer B each accounted for 11% and 16% of our total accounts receivable, respectively. At December 31, 2007, the same Customer A and Customer C and Customer D accounted for 12%, 11% and 11%, respectively, of total accounts receivable.

For the three months ended September 30, 2008, three customers accounted for 10% or more of total revenue; Customer A accounted for 12%, Customer B accounted for 15% and Customer E accounted for 12% of total revenue. For the nine months ended September 30, 2008, the same Customer A accounted for 15% of total revenue. No other customer individually accounted for 10% or more of total revenue. For the three months ended September 30, 2007, one customer (Customer A) accounted for 21% of our total revenue. For the nine months ended September 30, 2007, the same customer, Customer A accounted for 18% of our revenue. For the three and nine months ended September 30, 2007, no customer other than Customer A accounted for more than 10% of our total revenue.

Trade Accounts Receivable

Trade accounts receivable are recorded at the invoiced amount. We perform evaluations of our customers’ financial condition and generally do not require collateral. We make judgments as to our ability to collect outstanding receivables and provide allowances for the portion of receivables when collection becomes doubtful. Provisions are made based upon a specific review of all significant outstanding invoices. For those invoices not specifically provided for, provisions are recorded at differing rates, based upon the age of the receivable. In determining these percentages, we analyze our historical collection experience and current payment trends. If the historical data we use to calculate the allowance for doubtful accounts does not reflect the future ability to collect outstanding receivables, additional provisions for doubtful accounts may be needed and the future results of operations could be materially affected. At September 30, 2008 and December 31, 2007, we had an allowance for doubtful accounts of $280,000 and $310,000, respectively.

Purchased Technology

Purchased technology consists of software that we licensed and incorporated into our product and service offerings. Purchased technology is accounted for in accordance with SFAS No. 86, “Accounting for the Costs of Computer Software to be Sold, Leased, or Otherwise Marketed.” Upon general release of the product that includes the licensed software, the costs will be amortized using the straight line method over an estimated useful life in a range of 3-5 years.

Goodwill and Purchased Intangible Assets

Goodwill is measured as the excess of the cost of acquisition over the sum of the amounts assigned to identifiable assets acquired less liabilities assumed. We record purchased intangible assets at fair value. The original cost is amortized on a straight-line basis over the estimated useful life of each asset.

In accordance with SFAS No. 142, “Goodwill and Other Intangible Assets” (SFAS No. 142), we review goodwill and other intangible assets that have indefinite useful lives for impairment at least annually in our third fiscal quarter, or more frequently if an event occurs indicating the potential for impairment. In accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets ,” (SFAS No.144), we review intangible assets that have finite useful lives and other long-lived assets when an event occurs indicating the potential for impairment. In our reviews, we look for facts or circumstances, either internal or external, indicating that we may not recover the carrying value of the asset. We measure impairment losses related to long-lived assets based on the amount by which the carrying amounts of these assets exceed their fair values.

Stock-Based Compensation

We comply with SFAS No. 123 (revised 2004), “Share-Based Payment” (SFAS No. 123R), which requires the measurement and recognition of compensation expense for all stock-based payment awards, including employee stock options and employee stock purchases, made to employees and directors based on estimated fair values.

The fair value of our stock options granted to employees and employee stock purchases for the three and nine months ended September 30, 2008 and 2007 was estimated using the following assumptions:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
Stock Option Plan:
Risk-free interest rate	2.7%	4.1%	2.5%	4.7%
Expected term	4.1 years	3.8 years	4.1 years	3.8 years
Volatility	51.4%	51.2%	51.4%	51.2%
Estimated forfeitures	9%	8%	9%	8%
Expected dividend	0%	0%	0%	0%
Weighted average fair value	$1.48	$2.32	$1.57	$2.47
Employee Stock Purchase Plan (ESPP):
Risk-free interest rate	1.5%	4.7%	1.5%	4.7%
Expected term	0.5 years	0.5 to 2.0 years	0.5 years	0.5 to 2.0 years
Volatility	58.6%	54.1%	58.6%	54.1%
Estimated forfeitures	8%	8%	8%	8%
Expected dividend	0%	0%	0%	0%
Weighted average fair value	$1.15	$1.66	$1.15	$1.66

We recorded the following stock-compensation expense for the three and nine months ended September 30, 2008 and 2007 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
Stock option compensation expense recognized in:
Cost of maintenance	$18	$21	$55	$55
Cost of services	129	184	472	530
Cost of consumer	19	—	49	—
Research and development	144	122	397	345
Sales and marketing	453	482	1,304	1,389
General and administrative	364	387	1,302	1,291

	$1,127	$1,196	$3,579	$3,610

ESPP compensation expense recognized in:
Cost of maintenance	$1	$1	$2	$4
Cost of services	4	9	13	34
Cost of consumer	3	—	21	—
Research and development	8	7	15	21
Sales and marketing	6	11	19	42
General and administrative	5	5	12	20

	$27	$33	$82	$121

Stock-based compensation expense included in total costs and expenses	$1,154	$1,229	$3,661	$3,731

The following table represents stock option activity for the nine months ended September 30, 2008:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value (in thousands)
Outstanding options at the beginning of the period	12,738,765	$4.98
Granted	2,186,574	3.67
Exercised	(2,333)	0.10
Forfeited	(1,702,366)	5.47

Outstanding options at the end of the period	13,220,640	$4.70	5.05	$517

Options vested and expected to vest	12,148,791	$4.75	4.94	$517

Outstanding exercisable at the end of the period	6,875,060	$5.12	4.52	$517

The aggregate intrinsic value in the table above represents the total pre-tax intrinsic value that would have been received by the option holders had they all exercised their options on September 30, 2008. This amount changes based on the fair market value of our stock. During the three and nine months ended September 30 2008, aggregate intrinsic value of options exercised under our stock option plans was 8,000. During the three and nine months ended September 30, 2007, the aggregate intrinsic value of options exercised under our stock option plans was $89,000 and $1.5 million, respectively. The total fair value of options vested during the three and nine months ended September 30, 2008 was $1.2 million and $3.6 million, respectively. The total fair value of options vested during the three and nine months ended September 30, 2007 was $1.2 million and $3.6 million, respectively.

At September 30, 2008, there was $11.3 million of unrecognized compensation cost related to existing options outstanding, which is expected to be recognized over a weighted average period of 2.6 years.

Net Loss Per Share

Basic and diluted net loss per share are presented in accordance with SFAS No. 128, “Earnings per Share” (SFAS No. 128), for all periods presented. In accordance with SFAS No. 128, basic and diluted net loss per share have been computed using the weighted-average number of common shares outstanding during the periods. For the three and nine months ended September 30, 2008 and 2007, the outstanding options were excluded from the computation of diluted net loss per share since their effect would have been anti-dilutive.

The following table sets forth the computation of basic and diluted net loss per share (in thousands, except per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
Net loss	$(4,340)	$(5,022)	$(12,318)	$(15,563)

Shares used in computing basic and diluted net loss per share	46,119	45,614	46,083	45,449

Basic and diluted net loss per share	$(0.09)	$(0.11)	$(0.27)	$(0.34)

Warranties and Indemnifications

Our enterprise business generally provides a warranty for its software products and services to its customers and accounts for its warranties under SFAS No. 5, “Accounting for Contingencies “ (SFAS No. 5). Our standard warranty period is 90 days, but warranty periods can sometimes be longer and vary from customer to customer. In the event there is a breach of such warranties, we generally are obligated to correct the product or service to conform to the warranty provision or, if we are unable to do so, the customer is entitled to seek a refund of the purchase price of the product or service. In certain contracts a material breach of warranty may involve penalties payable to the customer. We did not provide for a warranty accrual as of September 30, 2008 or December 31, 2007. To date, our product warranty expense has not been significant.

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

In December 2007, FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements” (SFAS No. 160) which establishes accounting and reporting standards for the noncontrolling (minority) interest in a subsidiary and for the deconsolidation of a subsidiary. SFAS No. 160 is effective for business arrangements entered into in fiscal years beginning on or after December 15, 2008, which means that it will be effective for our fiscal year beginning January 1, 2009. Early adoption is prohibited. We are currently evaluating the impact of adopting SFAS No. 160 on our consolidated financial statements. We do not expect the adoption of SFAS No. 160 to have a significant impact on our financial statements.

In March 2008, FASB issued SFAS No. 161 “Disclosures About Derivative Instruments and Hedging Activities” (SFAS No. 161). SFAS No. 161 is intended to enhance the current disclosure framework in FASB Statement 133 “Accounting for Derivative Instrument and Hedging Activities.” SFAS No. 161 requires enhanced disclosures about an entity’s derivative and hedging activities. SFAB No. 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged. We are currently evaluating the impact of adopting SFAS No. 161 on our consolidated financial statements. We do not expect the adoption of SFAS No. 161 to have a significant impact on our financial statements.

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

When we acquired the business, we engaged an independent third-party appraisal firm to assist in determining the fair values of assets acquired and liabilities assumed. Such a valuation requires management to make significant estimates, especially with respect to intangible assets. These estimates are based on historical experience and information obtained from the management of the acquired company. The total purchase price was approximately $2.8 million, including cash consideration of $2.7 million and direct transaction costs of $0.1 million. Of the cash paid at closing, approximately $0.5 million was held in an escrow account for specified indemnity obligations. The purchase price for YTO exceeded the fair value of YTO net tangible and intangible assets acquired. As a result, we have recorded goodwill in connection with this transaction in accordance with SFAS No. 142.

The operating results of YTO are included in our accompanying Condensed Consolidated Statements of Operations from May 2, 2008, the date of the Acquisition.

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

The following are the components of comprehensive loss (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
Net loss	$(4,340)	$(5,022)	$(12,318)	$(15,563)
Net unrealized gain (loss) on available-for-sale securities	(850)	25	(2,422)	(1)
Foreign currency translation loss	(4)	(16)	(146)	(18)

Comprehensive loss	$(5,194)	$(5,013)	$(14,886)	$(15,582)

The components of accumulated other comprehensive loss relate entirely to accumulated foreign currency translation losses and unrealized gains/(losses) on available-for-sale securities were $(940,000) and $(2.4) million at September 30, 2008, and $(793,000) and $21,000 at December 31, 2007.

Note 4. Income Taxes

We recorded income tax provisions of $184,000 and $375,000 for the three and nine months ended September 30, 2008, respectively. For the three and nine months ended September 30, 2007, we recorded income tax provisions of $212,000 and $558,000. These provisions primarily reflect foreign income taxes including foreign withholding taxes related to certain international customer payments. In accordance with Financial Accounting Standards Interpretation No. 48 (FIN 48), included in the quarterly provision was an increase in unrecognized tax benefits of $17,000 and $36,000 and interest of $5,000 and $4,000 for the three months ended September 30, 2008 and 2007, respectively.

As of September 30, 2008, our deferred tax assets are fully offset by a valuation allowance. SFAS No. 109 “Accounting for Income Taxes” (SFAS No. 109) provides for the recognition of deferred tax assets if realization of such assets is more likely than not. Based upon the weight of available evidence, which includes SupportSoft’s historical operating performance, reported cumulative net losses since inception and difficulty in accurately forecasting our future results, we provided a full valuation allowance against our net deferred tax assets. We reassess the need for our valuation allowance on a quarterly basis. If it is later determined that a portion of the valuation allowance should be reversed it will be a benefit to the income tax provision.

As of September 30, 2008, the amount of unrecognized tax benefits that have a reasonable possibility of a significant change within the next 12 months is a decrease of $62,000. This possible reduction relates to lapsing statutes of limitation on tax returns filed in various foreign jurisdictions.

Note 5. Segment Reporting

SFAS No. 131 “Disclosures about Segments of an Enterprise and Related Information” (SFAS No. 131) establishes standards for the way in which public companies disclose certain information about operating segments in their financial reports.

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

Corporate. This category consists of common corporate expenses such as general and administrative expenses, stock-based compensation expenses, interest income, and other income or expenses, which are items that we do not allocate to our business segments.

The accounting policies of the segments are the same as those described in the summary of significant accounting policies in Note 1 to the Condensed Consolidated Financial Statements. We do not track assets and liabilities by reportable segment and therefore do not disclose total assets and liabilities by reporting segment. There are no intersegment sales.

The following table shows our financial results by reportable segment for the three months ended September 30, 2008 (in thousands):

	Enterprise	Consumer	Corporate	Consolidated
Revenue:
License	$2,861	$—	$—	$2,861
Maintenance	3,987	—	—	3,987
Services	3,822	—	—	3,822
Consumer	—	2,110	—	2,110

Total revenue	10,670	2,110	—	12,780

Segment operating costs and expenses	(7,271)	(6,353)	—	(13,624)
Amortization of intangible assets	(30)	(41)	—	(71)
Common corporate expenses	—	—	(2,245)	(2,245)
Stock-based compensation	—	—	(1,154)	(1,154)
Interest income & other, net	—	—	158	158

Income (loss) before income taxes	$3,369	$(4,284)	$(3,241)	$(4,156)

The following table shows our financial results by reportable segment for the nine months ended September 30, 2008 (in thousands):

	Enterprise	Consumer	Corporate	Consolidated
Revenue:
License	$8,732	$—	$—	$8,732
Maintenance	11,884	—	—	11,884
Services	11,705	—	—	11,705
Consumer	—	3,704	—	3,704

Total revenue	32,321	3,704	—	36,025

Segment operating costs and expenses	(22,825)	(17,267)	—	(40,092)
Amortization of intangible assets	(90)	(70)	—	(160)
Common corporate expenses	—	—	(6,383)	(6,383)
Stock-based compensation	—	—	(3,661)	(3,661)
Interest income & other, net	—	—	2,328	2,328

Income (loss) before income taxes	$9,406	$(13,633)	$(7,716)	$(11,943)

Note 6. Contingencies

Legal Matters

In November 2001, a class action lawsuit was filed against us, two of our former officers, and certain underwriters in the United States District Court for the Southern District of New York. Similar complaints have been filed against 55 underwriters and more than 300 other companies and other individual officers and directors of those companies. The lawsuit alleged that our registration statement and prospectus dated July 18, 2000 for the issuance and initial public offering of 4,250,000 shares of our common stock contained material misrepresentations and/or omissions related to alleged inflated commissions received by the underwriters of the offering. The lawsuit seeks unspecified damages as well as interest, fees and costs. All of the complaints against the underwriters, issuers and individuals have been consolidated for pre-trial purposes before U.S. District Court Judge Scheindlin of the Southern District of New York. On June 26, 2003, the plaintiffs announced that a proposed settlement between the issuer defendants and their directors and officers had been reached. Under the proposed settlement, which is subject to court approval, our insurance carrier would be responsible for any payments other than attorneys’ fees prior to June 1, 2003. A final settlement approval hearing on the proposed issuer settlement was held on April 24, 2006. The district court took the matter under submission. Meanwhile the consolidated case against the underwriters has proceeded. On October 13, 2004, the district court certified a class in the underwriters’ proceeding. On December 5, 2006, however, the Second Circuit reversed, holding that the proposed class could not be certified, and denied a petition for rehearing on April 6, 2007. On June 25, 2007, the district court entered a stipulated order terminating the proposed issuer settlement. Plaintiffs are proceeding with discovery as to underwriters and issuers, although principally with respect to focus or test cases that do not name the Company as a defendant. The court set a briefing schedule for a new class certification motion, which plaintiffs subsequently withdrew. While we cannot predict with certainty the outcome of the litigation, we believe we and our officers have meritorious defenses to the claims in the litigation.

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

For the nine months ended September 30, 2008, there were no additional restructuring charges and cash payments totaling $576,000 were made against the obligation at December 31, 2007. The remainder of the costs under this restructuring plan is expected to be paid in the fourth quarter of this year.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion of our financial condition and results of operations should be read in conjunction with our Condensed Consolidated Financial Statements and the related notes included elsewhere in this Form 10-Q (the “Report”) and the section entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the consolidated financial statements and related noted included in our Annual Report on Form 10-K for the year ended December 31, 2007. The following discussion includes forward-looking statements. Please see “Risk Factors” in Part II, Item 1A of this Report for important information to consider when evaluating these statements.

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

In January 2008, we reorganized the Company and began operating our business in two segments, Consumer and Enterprise. We also appointed leaders for each of the business segments. Additionally, we began tracking profitability by segment and providing this information to our Chief Executive Officer. Accordingly, beginning in 2008, we are providing segment information for each business segment. Our Enterprise segment consists of our traditional business in which we license technical support software to digital service providers (telecommunications and cable companies) and corporate IT departments. Our Consumer segment is a technology-enabled services business that provides consumers with assistance in resolving technology problems.

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

Looking into 2009, we foresee a difficult environment for technology spending by businesses. In preparation for this environment, we are taking two actions in our enterprise segment. First, we are bringing to market products tailored for constrained corporate IT spending environments. Second, we are critically evaluating every element of the costs in our enterprise business to make sure our spending is appropriate for the environment we expect in 2009.

The key goals of our strategy in the Enterprise segment are to expand our core technology offerings for existing customers, while developing new products to meet current market demands and win new customers. In expanding our offerings for installed base customers, our new dynamic agent technology will build on the desktop software agent our customers have deployed to more than 50 million users worldwide, and will allow customers to offer content that is targeted and personalized for specific users based on diagnostic information gleaned from their computers. When combined with new ecommerce functionality, the dynamic agent can transform our support platform into one capable of revenue generation. To meet current market demands and win new customers, we are developing products that are easier to trial and deploy. Our first offering of this type will be remote control software delivered in a hosted, software-as-a-service (SaaS) model. Remote control software enables one computer user to control another’s machine; it is used heavily in technical support and remote infrastructure management. We have had remote control in our product portfolio for some time, but our new product has been redesigned for SaaS delivery and will be offered as a standalone basis rather than as part of a larger suite. We believe these changes will lower barriers to product adoption for new customers. While we have invested significant resources in the new dynamic agent and remote control offerings, no assurance can be given that they will gain market acceptance or generate material revenue for us. In the first nine months of 2008, our Enterprise segment (excluding corporate overhead) was profitable at the operating income level. See Note 5 to the Condensed Consolidated Financial Statements for more information.

In our Consumer segment, we provide premium technology support to consumers over the internet and the phone for a fee. We offer our services to consumers through retailers, digital service providers and other companies who provide technology products and services to consumers. We also provide our services directly to consumers through www.support.com.

The key goal of our strategy in the Consumer segment is to grow revenue primarily by developing partnerships with other companies through which our offerings reach consumers. We currently provide consumer services through relationships with various channel partners, including retailers of technology, as well as directly through our www.support.com website. Through these channels, we provide services that are delivered at the time of purchase of a new computer or device, “attach” services; “diagnose-and-repair” services, which are designed to resolve problems with computers and other devices; and “set up” services, which provide the initial provisioning for computers and other devices. As we seek to grow revenue in this segment, we are exploring opportunities to increase the number of partners in existing channels, expand the channels through which we provide consumer services, and offer new services either directly or indirectly to our customers. We do not expect immediate profits from our consumer initiative but believe it can create sustainable revenue growth over time. We are making significant incremental investments in support of the consumer business, including investments in hiring, training, and managing home-based consumer technical support agents and in developing and promoting our consumer offerings. We expect that these additional investments will precede any offsetting revenue increase from our new business initiatives. As a result, we currently expect to incur losses in our Consumer segment and in the company overall through at least 2008.

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

Revenue Recognition

We derive revenues from software license fees, maintenance and support, professional services and transaction-based technology support services and multiple element arrangements that may include any combination of these items. We recognize revenue in accordance with generally accepted accounting principles that are appropriate for each type of revenue. Our revenue recognition policy is one of our critical accounting policies because revenue is a key component of our results of operations and is based on complex rules that require us to make judgments. In applying our revenue recognition policy we must determine which portions of our revenue are recognized in the current period and which portions must be deferred and recognized later. In order to determine current and deferred revenue, we make estimates with regard to the expected amount of future services to be performed and the appropriate fair value for those services. We also make judgments as to whether future services are essential to the functionality of other elements of the software arrangement. We do not record revenue on sales transactions when the collection of cash is in doubt at the time of sale. Rather, revenue is recognized from these transactions as cash is collected. The determination of collectibility requires significant judgment.

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

Accounting for Goodwill and Other Intangible Assets

At September 30, 2008, goodwill was $12.6 million, and net identifiable intangible assets were $459,000. We assess the impairment of goodwill annually or more often if events or changes in circumstances indicate that the carrying value may not be recoverable. An impairment loss would be recognized if the fair value of the reporting unit is less than the carrying value of the reporting unit’s net assets on the date of the evaluation. We assess the impairment of finite lived identifiable intangible assets whenever events or changes in circumstances indicate that its carrying amount may not be recoverable. An impairment loss would be recognized when the sum of the future net cash flows expected to result from the use of the asset and its eventual disposition is less than its carrying amount. Such impairment loss would be measured as the difference between the carrying amount of the asset and its fair value. The estimate of cash flow is based upon, among other things, certain assumptions about expected future operating performance and an appropriate discount rate determined by our management. Our estimates of discounted cash flows may differ from actual cash flows due to, among other things, economic conditions, changes to the business model or changes in operating performance. If we made different estimates, material differences may result in write-downs of net long-lived and intangible assets, which would be reflected by charges to our operating results for any period presented. Furthermore, we evaluate cash flows at the lowest operating segment level. If the number of reporting segments increases in the future, as it has in 2008, this may make impairment more probable than it would be with fewer reporting segments. As of September 30, 2008, we concluded our annual evaluation for impairment of goodwill and no impairment was recognized. We will continue to test for impairment during the third quarter of each year, or earlier if indicators of impairment exist.

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

RESULTS OF OPERATIONS

The following table sets forth the results of operations for the three and nine months ended September 30, 2008 and 2007 expressed as a percentage of total revenue.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
License	22%	23%	24%	33%
Maintenance	31	37	33	34
Services	30	38	33	31
Consumer	17	2	10	2

Total revenue	100	100	100	100
Costs and expenses:
Cost of license	1	0	1	0
Cost of maintenance	4	6	4	5
Cost of services	27	34	30	33
Cost of consumer	20	13	16	9
Amortization of intangible assets	1	2	0	2
Research and development	17	21	19	20
Sales and marketing	44	61	49	66
General and administrative	20	19	21	21

Total Costs and Expenses	134	156	140	156

Loss from operations	(34)	(56)	(40)	(56)
Interest and other income, net	1	14	7	14

Loss before income taxes	(33)	(42)	(33)	(42)
Income tax provision	(1)	(2)	(1)	(2)

Net loss	(34)%	(44)%	(34)%	(44)%

Three and Nine Months Ended September 30, 2008 and 2007

REVENUE

Our total revenue for the quarter ended September 30, 2008 was $12.8 million. Our total revenue increased in the third quarter of 2008 by $1.5 million, or 13% from the third quarter of 2007. For the nine months ended September 30, 2008 our total revenue was $36.0 million, which was a slight increase of $0.8 million, or 2% from the nine months ended September 30, 2007.

	Three Months Ended September 30,				Nine Months Ended September 30,
In thousands, except percentages	2008	2007	$ Change	% Change	2008	2007	$ Change	% Change
License	$2,861	$2,586	$275	11%	$8,732	$11,725	$(2,993)	(26)%
Maintenance	3,987	4,201	(214)	(5)%	11,884	12,035	(151)	(1)%
Services	3,822	4,258	(436)	(10)%	11,705	10,721	984	9%
Consumer	2,110	278	1,832	659%	3,704	702	3,002	428%

Total revenue	$12,780	$11,323	$1,457	13%	$36,025	$35,183	$842	2%

Enterprise Business

Revenue from our Enterprise segment was $10.7 million and $32.3 million for the three and nine month ended September 30, 2008. Within this segment license revenue was $2.9 million, maintenance revenue was $4.0 million and services revenue was $3.8 million for the three months ended September 30, 2008. For the nine months ended September 30, 2008, license revenue was $8.7 million, maintenance revenue was $11.9 million and services revenue was $11.7 million. For the three and nine month ended September 30, 2007 revenue from our Enterprise segment was $11.0 million and $34.4 million. Within this segment license revenue was $2.6 million, maintenance revenue was $4.2 million and services revenue was $4.2 million for the three months ended September 30, 2007. For the nine months ended September 30, 2007, license revenue was $11.7 million, maintenance revenue was $12.0 million and services revenue was $10.7 million.

License revenue. License revenue is comprised of fees for perpetual and term licenses of our software. Revenue from perpetual licensing, which represents a substantial majority of our license revenue, is generally recognized upon contract signing assuming all other criteria for revenue recognition have been met. The increase in license revenue for the three month period ended September 30, 2008 compared with the same period in 2007 was due to closing more large licensing transactions. In the third quarter of 2008, two customers (Customers A and E) accounted for greater than $500,000 in license revenue, compared with the same period in 2007 where only one customer (Customer A) accounted for greater than $500,000 in license revenue. We consider large licensing transactions to be those with greater than $500,000 in license revenue. The decrease in license revenue for the nine month period ended September 30, 2008 compared with the same period in 2007 was due to our closing fewer large licensing transactions in 2008. Customers in recent periods have often elected to license our software in smaller initial quantities and may elect to acquire additional licenses as their growth requires. Additionally, the majority of our license revenue has been derived from existing customers who require fewer licenses in current periods since their initial purchases have already been made. For the nine months ended September 30, 2008, one customer accounted for $1.8 million in license revenue, compared to $3.7 million in license revenue for the same period of 2007. Historically, a relatively small number of customers have accounted for a substantial portion of our license revenue.

Maintenance revenue. Maintenance revenue is comprised primarily of revenue from post-contract technical support services which includes software product updates. Maintenance revenue is recognized ratably over the term of the maintenance period, which is generally one year. Maintenance revenue declined slightly for the three and nine month periods ended September 30, 2008, compared with the same periods in 2007 as maintenance revenue from new licenses did not exceed the reduction in revenue from maintenance renewals.

Services revenue. Services revenue is primarily comprised of revenue from professional services, such as consulting, training and fees for hosting services. Services revenue is generally recognized as the services are performed. Our services revenue may fluctuate from period to period depending on the overall demand for our consulting services and level of consulting activity with major customers. In any particular quarter, we consider major customers to be those with greater than $500,000 in services revenue. The decrease in services revenue in the third quarter of 2008 from the third quarter of 2007 was due primarily to decreased services demand. There was only one customer who contributed greater than $500,000 in service revenue for the third quarter of 2008, compared with the same periods of 2007 where three customers accounted for greater than $500,000 in service revenue. The increase in services revenue in the nine months ended September 30, 2008 compared to the nine months ended September 30, 2007 was primarily due to one customer whose service revenue accounted for $3.1 million for the nine month period ended September 30, 2008, compared to $2.4 million for the same period of 2007.

Consumer Business

Revenue from our Consumer segment was $2.1 million and $3.7 million for the three and nine months ended September 30, 2008. Consumer revenue was comprised primarily of fees for technology support services provided through channel partners and, to a lesser extent, directly to consumers through support.com. Our consumer business was launched in the first quarter of 2007 and, consumer revenue in the three and nine months ended September 30, 2007 was $278,000 and $702,000, respectively. Revenue from our consumer offerings have been derived predominantly from technology support services that are paid for on a per-incident basis. We also license certain of our consumer software products to partners on a per-use basis. In early 2007, we had just begun to offer our consumer solutions so revenues in the three and nine month periods ended September 30, 2007 were significantly smaller than the same periods in 2008. The increase in consumer revenue from 2007 to 2008 was due to increased services demand from consumer partners, primarily from one customer that accounted for 15% of our total company revenue, and consumers. It is difficult to predict the timing of revenue from the Consumer segment because it is dependent on the pace of partner rollouts. Accordingly, consumer revenue may fluctuate from period to period.

International Revenue

Revenue from customers outside North America accounted for approximately 23% and 23% of our total revenue for the three and nine months ended September 30, 2008, compared with 24% and 21% for the three and nine month periods ended September 30, 2007.

COSTS AND EXPENSES

Costs of Revenue

	Three Months Ended September 30,				Nine Months Ended September 30,
In thousands, except percentages	2008	2007	$ Change	% Change	2008	2007	$ Change	% Change
Cost of license	$60	$52	$8	16%	$203	$141	$62	44%
Cost of maintenance	$473	$630	$(157)	(25)%	$1,487	$1,929	$(442)	(23)%
Cost of services	$3,424	$3,891	$(467)	(12)%	$10,673	$11,725	$(1,052)	(9)%
Cost of consumer	$2,582	$1,420	$1,162	82%	$5,692	$3,296	$2,396	73%

Cost of license. Cost of license fees consists primarily of third-party licenses and royalty fees under license arrangements for technology embedded in or resold with our products. Cost of license fees for the three and nine months ended September 30, 2008 and 2007 were less than 1% of total revenue.

Cost of maintenance. Cost of maintenance consists primarily of compensation costs, travel costs, and related overhead expenses for customer support personnel. Cost of maintenance decreased for the three and nine months ended September 30, 2008 and 2007 due primarily to decrease in salary and related employees costs as a result of a lower number of customer support personnel.

Cost of services. Cost of services consists primarily of costs of our enterprise professional services organization such as compensation, travel, related overhead expenses for professional services personnel and costs of third parties for subcontracted consulting services. The decrease in cost of services for the third quarter of 2008 compared with the same period in 2007 was due primarily to a transition from higher cost third-party contractors to lower cost employees.

Cost of consumer. Cost of consumer revenue consists primarily of salary and related expenses for the consumer operations and home-based technical support agents, technology and telecommunication expenses related to the delivery of services and other employee-related expenses. The increases for the three and nine months ended September 30, 2008 as compared to the same periods in 2007 were due primarily to salary and related overhead expenses for our consumer technology support agents. We increased the number of consumer technology support agents in order to meet anticipated volume increases. We expect cost of consumer revenue to continue to increase as we add agents to support higher anticipated call volumes.

Amortization of Intangible Assets

	Three Months Ended September 30,				Nine Months Ended September 30,
In thousands, except percentages	2008	2007	$ Change	% Change	2008	2007	$ Change	% Change
Amortization of intangible assets	$71	$272	$(201)	(74)%	$160	$817	$(657)	(80)%

The decrease in the amortization of intangible assets is due to a write-down of our intangible assets during the fourth quarter of 2007, which reduced the carrying value of our intangible assets as of December 31, 2007. Amortization expense beginning in 2008 was based on the reduced carrying value of the intangible assets and therefore decreased in the three and nine months ended September 2008 compared with the same periods in 2007.

OPERATING EXPENSES

	Three Months Ended September 30,				Nine Months Ended September 30,
In thousands, except percentages	2008	2007	$ Change	% Change	2008	2007	$ Change	% Change
Research and development	$2,231	$2,366	$(135)	(6)%	$6,651	$7,071	$(420)	(6)%
Sales and marketing	$5,639	$6,909	$(1,270)	(18)%	$17,735	$22,938	$(5,203)	(23)%
General and administrative	$2,614	$2,229	$385	17%	$7,695	$7,290	$405	6%

Research and development. Research and development costs are expensed as incurred. Research and development expense consists primarily of compensation costs, third-party consulting expenses and related overhead costs for research and development personnel. The decrease for the three and nine months ended September 30, 2008 as compared to the same periods in 2007 was mainly due to lower salary and related expenses due to fewer research and development personnel.

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

General and administrative. General and administrative expense consists primarily of compensation costs and related overhead costs for administrative personnel and professional fees for legal, accounting and other professional services. The increase in general and administrative expense for the third quarter of 2008, compared to the same quarter of 2007 was primarily due to increases in salaries and related employee costs and professional services fees associated with scaling our general and administrative functions to support our current business. General and administrative expense remained relatively consistent for the nine month period ended September 30, 2008 as compared to the same period in 2007.

INTEREST INCOME AND OTHER, NET

	Three Months Ended September 30,				Nine Months Ended September 30,
In thousands, except percentages	2008	2007	$ Change	% Change	2008	2007	$ Change	% Change
Interest income and other, net	$158	$1,636	$(1,478)	(90)%	$2,328	$5,019	$(2,691)	(54)%

The decrease in interest income and other was primarily due to lower average investment balances and lower interest income on our investments as we shifted more of our investments into relatively safer but lower yielding money market instruments in order to reduce our credit risk.

PROVISION FOR INCOME TAXES

	Three Months Ended September 30,				Nine Months Ended September 30,
In thousands, except percentages	2008	2007	$ Change	% Change	2008	2007	$ Change	% Change
Provision for income taxes	$(184)	$(212)	$28	13%	$(375)	$(558)	$183	33%

The provisions for income taxes are primarily comprised of estimates of current taxes due in foreign jurisdictions and foreign withholding taxes.

The decrease in the provision for income taxes for the three and nine months ended September 30, 2008 was due primarily to a reduction in projected foreign pretax income as well as reduced tax rates in foreign jurisdictions, mainly from Belgium, Canada, Germany and UK. In addition, there was a reduction in withholding tax paid, mainly to India.

LIQUIDITY AND CAPITAL RESOURCES

Total cash, cash equivalents and investments in the aggregate decreased $14.6 million to $98.3 million at September 30, 2008 from $112.9 million at December 31, 2007.

Operating Activities

Net cash used in operating activities was $8.5 million and $8.6 million for the nine months ended September 30, 2008 and 2007, respectively. Net cash used in operating activities for the nine months ended September 30, 2008 was primarily due to the net loss of $12.3 million and a net reduction in deferred revenue of $1.7 million driven by lower deferred maintenance revenue, partially offset by non-cash items of $4.3 million. Such items primarily include amortization and depreciation, amortization of premiums and discounts on investments and stock-based compensation expense.

Our accounts receivable and deferred revenue balances fluctuate from period to period and are primarily dependent on (i) the timing of the closure of our license agreements, especially larger agreements concluded late in the period, (ii) the related invoicing and payment provisions under those agreements, (iii) the timing of maintenance renewals and related invoicing, and (iv) collections.

Deferred revenue had a net decrease of $1.7 million from $10.5 million at December 31, 2007 to $8.8 million at September 30, 2008. Deferred revenue at September 30, 2007 decreased $5.8 million to $7.8 million from $13.6 million at December 31, 2006. The primary component of deferred revenue was deferred maintenance revenue. Deferred maintenance is recognized ratably over the maintenance term, which is typically one year. Although there are a number of factors that could cause deferred revenue to fluctuate from quarter to quarter, we generally expect the fourth quarter deferred maintenance balance to be higher than at other times during the year because of seasonally strong license sales in the fourth quarter and the initial and renewal maintenance billings associated with such license sales. Since the majority of renewals occur during the fourth quarter of our fiscal year,, the amortization of deferred maintenance has generally resulted in a decrease in our overall deferred revenue balance during the first three quarters.

Investing Activities

Net cash provided by investing activities was $66.5 million and $10.8 million for the nine months ended September 30, 2008 and 2007, respectively. Net cash provided by investing activities for the nine months ended September 30, 2008 was primarily due to sales and maturities of $109.3 million in investments offset by the purchases of $38.3 million of investments, $2.8 million for the acquisition of YTO, expenditures of $377,000 for property and equipment and $1.4 million for purchased technology. Net cash provided by investing activities for the nine months ended September 30, 2007 was primarily due to net sales and maturities of $91.9 million in investments offset by the purchases of $78.8 million of investments, expenditures of $2.4 million for property and equipment, primarily related to furniture and leasehold improvements for our new headquarter office.

Financing Activities

Net cash generated by financing activities was $381,000 for the nine months ended September 30, 2008 and $4.6 million for the nine months ended September 30, 2007. Net cash provided by financing activities for the nine months ended September 30, 2008 was attributable to net proceeds from the purchase of 127,301 shares of common stock under the employee stock purchase plan and the exercise of 2,333 stock options. Net cash provided by financing activities for the nine months ended September 30, 2007 was attributable to net proceeds from the purchase of 131,436 shares of common stock under the employee stock purchase plan and the exercise of 1,219,134 stock options.

Working Capital and Capital Expenditure Requirements

At September 30, 2008, we had stockholders’ equity of $110.0 million and working capital of $72.9 million. Included as a reduction to working capital is deferred revenue of $8.0 million, which will not require cash to settle, but will be recognized as revenue in the future. We believe that our existing cash balances will be sufficient to meet our working capital requirements, as well as our planned capital expenditures for at least the next 12 months.

As noted above, we plan to make substantial investments in our business during 2008, primarily related to the consumer business segment. We believe these investments and others are essential to creating sustainable growth in our business in the future. Because these investments will likely precede any offsetting revenues, we expect our working capital to decrease in the near term. Additionally, we may choose to acquire other businesses or complimentary technologies to enhance our product capabilities and such acquisitions would likely require the use of cash.

At September 30, 2008 and December 31, 2007 we had investments in AAA-rated auction-rate debt securities with various state student loan authorities of $22.2 million and $38.9 million, respectively. At the time of our initial investment and through September 30, 2008, all of the securities we have invested in are rated AAA, the highest rating issued by a rating agency, and the student loans made by these authorities are substantially guaranteed by the federal government through the Federal Family Education Loan Program (FFELP). Auction-rate securities are long-term floating rate bonds tied to short-term interest rates. After the initial issuance of the securities, the interest rate on the securities is reset periodically, at intervals established at the time of issuance (e.g., every seven days, twenty-eight days, thirty-five days, or every six months; etc.), based on market demand. Auction-rate securities are bought and sold in the marketplace through a competitive bidding process often referred to as a “Dutch auction.” If there is insufficient interest in the securities at the time of an auction, the auction may not be completed. Following such a failed auction, we cannot access our funds that are invested in the corresponding auction-rate securities until a future auction of these investments is successful, new buyers express interest in purchasing these securities in between reset dates, issuers establish a different form of financing to replace these securities, or final payments become due according to contractual maturities. Given the current negative liquidity conditions in the global credit markets, in the months from February through October 2008 the auctions failed for all of the of auction-rate securities we held as of September 30, 2008, and as a result our ability to liquidate our investment and fully recover the carrying value of our investment in the near term may be limited or not exist.

In August 2008, UBS, the broker-dealer for 85% of our auction-rate securities, announced a settlement under which it offers to provide liquidity solutions for, or purchase, the auction-rate securities held by its institutional clients. In October 2008, UBS extended an offer of rights to us to sell our eligible auction-rate securities at par value back to UBS during the time period from June 30, 2010 through July 2, 2012. All of the auction-rate securities we hold with UBS qualify as “eligible” for purposes of the rights offer. Under the offer, UBS will have sole discretion, without prior notice to the Company, to purchase or sell eligible securities and return par value to the Company up through July 2, 2012. In November 2008, we elected to accept the offer of rights from UBS. In addition, the offer of rights includes the right to a loan from UBS at no net cost, for up to the amount of the par value of our eligible auction-rate securities. The loan option is available until June 30, 2010. The rights represent a freestanding financial instrument for accounting purposes. As such, we expect to recognize the fair value of the repurchase right as an asset and a corresponding gain to earnings. In addition, we expect to recognize unrealized losses relating to the decline in value of our auction-rate securities through earnings as an other-than-temporary impairment, as we would no longer demonstrate the positive intent to hold the securities until related credit markets recover.

The fair value of our auction-rate securities at September 30, 2008 reflects an unrealized loss of $2.4 million. Fair value for such securities was based on a discounted cash flow valuation that takes into account a number of factors including estimated duration, credit quality, and the percentage of FFELP guarantee. We made assumptions about future cash flows based on contractual interest rate formulas and used estimates of market data, including yields of trading securities that we believe to be similar or comparable. Presently we have determined the decline in value to be temporary because i) we have the intent and ability to hold these securities in the near term in order to recoup their par values; ii) through September 30, 2008 all of the securities have maintained their AAA credit ratings; iii) loans made by the issuers are backed by the federal government; and iv) we have noted no deterioration in the credit quality of the issuers.

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

Acquisition

On May 2, 2008, we acquired all of the stock of YourTechOnline.com (YTO). In connection with the Acquisition, we used approximately $2.8 million in cash, including cash consideration of $2.7 million and direct transaction costs of $0.1 million. Accordingly, the operations of YTO are included in our accompanying Condensed Consolidated Statements of Operations from May 2, 2008, the acquisition date. YTO’s service delivery methodology involves consumer technical support agents who view and control a computer screen remotely. We acquired YTO to bolster our remote consumer service delivery capabilities utilizing home-based technical support agents.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Investment Portfolio

There has been significant deterioration and instability in the financial markets during 2008. This period of extraordinary disruption and readjustment in the financial markets exposes us to additional investment risk. The value and liquidity of the securities in which we invest could deteriorate rapidly and the issuers of such securities could be subject to credit rating downgrades. In light of the current market conditions and these additional risks, we actively monitor market conditions and developments specific to the securities and security classes in which we invest. We believe that we take a conservative approach to investing our funds. While we believe we take prudent measures to mitigate investment related risks, such risks cannot be fully eliminated, as there are circumstances outside of our control (see Note 1 to our condensed consolidated financial statements included in this Quarterly Report for a discussion of our investment in auction-rate securities).

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

As of September 30, 2008, we held $36.0 million in investments (excluding cash and cash equivalents), which consisted primarily of government debt securities, auction-rate securities, corporate notes and bonds, and commercial paper. The weighted average interest rate of our portfolio was approximately 2.69% at September 30, 2008. A decline in interest rates over time would reduce our interest income from our investments. A decrease in interest rates of 100 basis points would cause a corresponding decrease in our annual interest income of approximately $360,000.

At September 30, 2008 and December 31, 2007 we had investments in AAA-rated auction-rate debt securities with various state student loan authorities of $22.2 million and $38.9 million, respectively. At the time of our initial investment and through the date of this Report, all of the securities we have invested in are rated AAA, the highest rating issued by a rating agency, and the student loans made by these authorities are substantially guaranteed by the federal government through the Federal Family Education Loan Program (FFELP). Auction-rate securities are long-term floating rate bonds tied to short-term interest rates. After the initial issuance of the securities, the interest rate on the securities is reset periodically, at intervals established at the time of issuance (e.g., every seven days, twenty-eight days, thirty-five days, or every six months; etc.), based on market demand. Auction-rate securities are bought and sold in the marketplace through a competitive bidding process often referred to as a “Dutch auction.” If there is insufficient interest in the securities at the time of an auction, the auction may not be completed. Following such a failed auction, we would not be able to access our funds that are invested in the corresponding auction-rate securities until a future auction of these investments is successful, new buyers express interest in purchasing these securities in between reset dates, issuers establish a different form of financing to replace these securities, or final payments become due according to contractual maturities. Given the current negative liquidity conditions in the global credit markets, in the months from February through October 2008 auctions failed for all of the of auction-rate securities we held as of September 30, 2008, and as a result our ability to liquidate our investment and fully recover the carrying value of our investment in the near term may be limited or not exist.

In August 2008, UBS, the broker-dealer for 85% of our auction-rate securities, announced a settlement under which it offers to provide liquidity solutions for, or purchase, the auction-rate securities held by its institutional clients. In October 2008, UBS extended an offer of rights to us to sell our eligible auction-rate securities at par value back to UBS during the time period from June 30, 2010 through July 2, 2012. All of the auction-rate securities we hold with UBS qualify as “eligible” for purposes of the rights offer. Under the offer, UBS will have sole discretion, without prior notice to the Company, to purchase or sell eligible securities and return par value to the Company up through July 2, 2012. In November 2008, we elected to accept the offer of rights from UBS. In addition, the offer of rights includes the right to a loan from UBS at no net cost, for up to the amount of the par value of our eligible auction-rate securities. The loan option is available until June 30, 2010. The rights represent a freestanding financial instrument for accounting purposes. As such, we expect to recognize the fair value of the repurchase right as an asset and a corresponding gain to earnings. In addition, we expect to recognize unrealized losses relating to the decline in value of our auction-rate securities through earnings as an other-than-temporary impairment, as we would no longer demonstrate the positive intent to hold the securities until related credit markets recover.

The fair value of our auction-rate securities at September 30, 2008 reflects an unrealized loss of $2.4 million. Fair value for such securities was based on a discounted cash flow valuation that takes into account a number of factors including estimated duration, credit quality, and the percentage of FFELP guarantee. We made assumptions about future cash flows based on contractual interest rate formulas and used estimates of market data, including yields of trading securities that we believe to be similar or comparable. Presently we have determined the decline in value to be temporary because i) we have the intent and ability to hold these securities in the near term in order to recoup their par values; ii) through September 30, 2008 all of the securities have maintained their AAA credit ratings; iii) loans made by the issuers are backed by the federal government; and iv) we have noted no deterioration in the credit quality of the issuers.

Impact of Foreign Currency Rate Changes

The functional currencies of our international operating subsidiaries are the local currencies. We translate the assets and liabilities of our foreign subsidiaries at the exchange rates in effect on the balance sheet date. We translate their cost–plus income and expenses at the average rates of exchange in effect during the period. We include translation gains and losses in the stockholders’ equity section of our balance sheet. We include net gains and losses resulting from foreign exchange transactions in interest income and other in our statements of operations. Since we translate foreign currencies (primarily Canadian dollars, British pounds, European Union euros and Indian rupees) into U.S dollars for financial reporting purposes, currency fluctuations can have an impact on our financial results. The historical impact of currency fluctuations has generally been immaterial. Although the impact of currency fluctuations on our financial results has generally been immaterial, there can be no guarantee that the impact of currency fluctuations will not be material in the future.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended September 30, 2008 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

We are subject to many risks and uncertainties that may materially affect our business and future performance and cause those forward-looking statements to be inaccurate. These risks and uncertainties include the following:

We have not been profitable and may not achieve profitability in future periods.

We were not profitable in 2007 or in the first three quarters of 2008. In addition, we intend to make significant investments in support of our business in 2008 and we expect to continue to sustain losses in 2008 and subsequent periods. If we fail to achieve revenue growth as a result of these additional investments or if such revenue growth does not result in our achieving profitability, the market price of our common stock will likely decline. A sustained period of losses would also result in an increased usage of cash to fund our operating activities and a corresponding reduction in our cash balance.

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

Several factors that have contributed or may in the future contribute to fluctuations in our operating results include:

•	Demand for our software and services;

•	Our collaboration with premium technology support partners including retailers, and the timing and success of these partners’ introduction and sale of our offerings;

•	Size and timing of customer orders and our ability to recognize revenue in a given quarter;

•	Our ability to increase the efficiency and capacity of our consumer technical support agents;

•	Our reliance on a small number of customers and partners for a substantial portion of our revenue;

•	The price and mix of products and services we or our competitors offer;

•	The mix of products and services that generate up-front revenue as opposed to revenue over a period of time;

•	Our ability to attract and retain customers;

•	Our ability to adapt to our customers’ needs in a market space defined by frequent technological change;

•	The rate of expansion of our consumer offerings and our investments therein;

•	The amount and timing of operating costs and capital expenditures in our business;

•	Seasonal trends resulting from corporate spending patterns;

•	The exercise of judgment by our management in making accounting decisions in accordance with our accounting policies;

•	Potential losses on investments, foreign exchange exposures on contracts, or other losses from financial instruments we may hold that are exposed to market risk; and

•	General economic conditions and their effect on our and our customers’ operations.

Over the last three years, we have licensed our enterprise software predominately on a perpetual basis in which we recognize the license revenue up front, assuming all criteria for revenue recognition have been met. As a result of our current perpetual licensing model for the enterprise business, we have become dependent on a few customer contracts with up-front license revenue for a substantial portion of our license revenue in any one quarter. In addition, a significant portion of our total revenue each quarter comes from a number of orders received in the last month of a quarter. In certain previous quarters, we failed to obtain or close expected perpetual licenses with up-front revenue resulting in a revenue shortfall. If in future quarters we fail to obtain or close orders expected to be completed by the end of a quarter, particularly if these orders are for perpetual licenses with up-front revenue, our quarterly results would suffer and the market price of our common stock would likely decline. While revenues in our consumer business are generally recognized over the course of a quarter based on the number of services delivered, this revenue may not be significant enough to offset a shortfall in enterprise perpetual license revenue.

Our consumer business will increase our operating expenses without any assurance of yielding increased revenue, and our new consumer offerings may not achieve market acceptance.

We are executing a plan to extend our business by providing premium technology services to consumers through our alliance partners and directly. We may not be able to continue to offer these new services successfully. We have limited experience in reaching or serving consumers or in managing consumer technical support agents. All of our North American agents are now home-based, which will require a high degree of coordination and quality control of employees working from diverse and remote locations. As a result, we expect to continue to use significant cash and incur increased operating expenses to support this initiative, including costs associated with recruiting, training and managing our consumer technical support agents, costs to acquire technology and infrastructure to support our consumer business, promotional costs associated with reaching consumers, and costs of obtaining personnel with the necessary consumer expertise. These investments, which typically are made in advance of revenue, may not yield increased revenue to offset these expenses. Furthermore, this new business initiative, if not favorably received by consumers, could damage the reputation of our corporate enterprise business as well as strain our management, financial and operational resources necessary to maintain our corporate enterprise business. The lack of market acceptance of our consumer efforts or our inability to generate satisfactory revenue from our expanded consumer services would have a material adverse effect on our business, prospects, financial condition and operating results.

Our inability to meet future financial performance targets that we announce or that are published by research analysts could cause the market price of our common stock to decline.

From time to time, we provide guidance related to our future financial performance. In addition, financial analysts publish their own expectations of our future financial performance. Because our quarterly revenue and our operating results fluctuate, future financial performance is difficult to predict. In the past, we have failed to meet our guidance. As it did following the announcement of our third quarter results in 2007, future downward adjustments of our guidance or the failure to meet our guidance or the expectations of research analysts would likely cause the market price of our common stock to decline.

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

Our failure to establish and expand successful third-party alliances to sell our products and services would harm our operating results.

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

Economic instability may harm our business.

As widely reported, the United States and international financial markets have been experiencing extreme disruption, including, among other things, highly volatile securities markets, diminished liquidity and credit availability, currency fluctuation, and downgrades and declining valuations of certain investments. These economic developments potentially affect our business in several ways. Customers and alliance partners may be unable to obtain financing for major purchases and operations, and they may reduce their spending or cancel programs that include our offerings. Our global business, including our investment portfolio, may be harmed by general decreases in economic activity, including decreases in business and consumer spending and uncertainty due to economic disruptions and government intervention in the financial markets. We cannot predict the duration and severity of the current disruption in the macroeconomic climate and market conditions.

If we fail to hire, train and manage our consumer technical support agents efficiently and in a manner that provides an adequate level of support for our customers, our reputation and revenues could be harmed.

Our plans for our consumer business depend in part on our ability to increase the number of our home-based consumer technical support agents in North America in order to satisfy the demand for our consumer services. We may be unable to attract, train and manage adequate numbers of competent home-based support agents, which is essential in creating a favorable interactive customer experience, including reducing customer wait times, reducing the time it takes our agents to deliver our services, and meeting customer demand for our services at peak time. We have limited experience in hiring, training, and managing these agents. Although our service delivery and communications infrastructure enables us to monitor and manage these agents remotely, because they are home-based and geographically dispersed, we are less able to directly supervise their work. We have attempted to augment our service delivery operations through our recent acquisition of YTO, a company that specializes in delivering technical support through work-at-home agents. Any problems we encounter with integrating the YourTechOnline.com agents, in propagating the YourTechOnline.com service delivery model across existing agents or in retaining agents could seriously jeopardize our service delivery operations and our consumer revenue. If we are unable to continually provide adequate staffing for our service delivery operations, our revenue and reputation could be seriously harmed.

We have relationships with outsourcers to provide technical support services to customers outside North America and to provide on-site services for certain North American customers. While our outsourcing relationships give us greater flexibility and capacity to serve our customers, they also pose risks. We may be less able to manage the quality of services provided by outsourced technical support agents as directly as we would our own employees, and outsourced services may be more costly. We also face the risk that disruptions or delays in outsourcers’ communications and information technology infrastructure could cause lengthy interruptions in the availability of our services. Any of these risks could harm our operating results.

Disruptions in our information technology and service delivery infrastructure and operations, including interruptions or delays in service from our third-party Web hosting provider, could impair the delivery of our services and harm our business.

Our operations, and in particular our hosted products and consumer services, depend on the continuing operation of our information technology and communication systems and those of our external service providers. Any damage to or failure of those systems could result in interruptions in our service, which could reduce our revenues and profits, and damage our reputation. We serve certain of our customers through a third-party hosting facility located in the United States. We do not control the operation of this facility. It may experience unplanned outages and other technical difficulties, and it is vulnerable to damage or interruption from fires, floods, earthquakes, telecommunications and connectivity failures, power failures, and similar events. This facility is also subject to risks from vandalism, break-ins, intrusion, and other malicious attacks. Despite precautions taken, such as disaster recovery planning and back-up procedures, a natural disaster, act of terrorism or other unanticipated problem could cause a loss of information and data and lengthy interruptions in the availability of our services and hosted software offerings because we do not operate or maintain fully redundant systems. We rely on hosted systems maintained by third-party providers to deliver technical support services to consumers, including taking customer orders, handling telecommunications for customer calls, and tracking sales and service delivery. Any interruption or failure of our internal or external systems could prevent us or our service providers from accepting orders and delivering services, or cause company and customer data to be unintentionally disclosed. Our continuing efforts to upgrade and enhance the security and reliability of our information technology and communications infrastructure could be very costly, and we may have to expend significant resources to remedy problems such as a security breach or service interruption. Interruptions in our services resulting from labor disputes, telephone or Internet failures, power or service outages, natural disasters or other events, or a security breach could reduce our revenue, increase our costs, cause customers and partners to fail to renew or to terminate their use of our offerings, and harm our reputation and our ability to attract new customers.

Because a small number of customers have historically accounted for and may in future periods account for substantial portions of our revenue, delays of specific programs or losses of certain customers could decrease our revenue.

A small number of customers (including consumer technical support partners) have historically accounted for, and may in future periods account for, substantial portions of our revenue. For the three months ended September 30, 2008, three customers, Customers A, B and E, accounted for 12%, 15% and 12% of total revenue, respectively. For the nine months ended September 30, 2008, one customer, Customer A, accounted for 15% of our total revenue. Similarly, for the three and nine months ended September 30, 2007, one customer, Customer A, accounted for 21% and 18% of total revenue, respectively. In the remainder of 2008 we are likely to continue to derive a significant portion of our revenue from transactions with a limited number of customers. Therefore, our revenue could decline because of the loss of a single customer or delay of a significant program by a consumer partner. Additionally, we may not obtain new customers. The failure to obtain significant new customers, the loss or delay of significant customer orders, or the failure of existing customers to pay ongoing fees when due would harm our operating results.

If our existing customers do not renew maintenance contracts or purchase additional products and services, our operating results could suffer.

Historically, we have derived, and expect to continue to derive, a significant portion of our total revenue from existing customers who purchase additional products and services and renew maintenance contracts. Our customers may not renew maintenance contracts, they may renew on less favorable terms or at a reduced level of support, or they may not purchase additional products and services. Also, instability in the current macro economic climate may cause certain customers to spend less on maintenance renewals. In addition, as we introduce new products, our current customers may not require or desire the functionality of our new products and may not ultimately purchase these products. Fewer new license customers or renewals in one period may lead to a decrease in the amount of maintenance revenue in subsequent periods. If our customers do not renew maintenance contracts or do not purchase additional products and services, our revenue would decline and our segment operating results would suffer.

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

We may be unable to sustain non-GAAP profitability in our Enterprise segment if we do not manage costs effectively.

One of our stated goals for fiscal 2008 is to consistently deliver profitability in our Enterprise segment on a non-GAAP basis. Our ability to do so is heavily dependent on our ability to manage product costs, including costs of professional services, licenses and maintenance. The cost of delivering our professional services is expensive and, while the financial results of this business have improved significantly in prior periods, this trend may not continue in the future. If unanticipated factors in a project are encountered, we may be subject to monetary and other significant penalties, and the operating results from our professional services business would suffer. While substantially smaller than the cost of professional services, our costs of license and costs of maintenance, nevertheless represent an important portion of the Enterprise segment. If we do not manage these costs in line with our revenue, the segment’s operating performance would deteriorate. In addition, if we are unable to manage costs in our Enterprise segment for research and development or sales and marketing, our Enterprise segment may not be able to sustain non-GAAP profitability.

If our revenue from our international operations does not exceed the expense of establishing and maintaining international operations, our business would suffer.

Revenue from customers outside the North America accounted for approximately 23% and 23% of our total revenue for the three and nine months ended September 30, 2008 compared with 24% and 21% for the three and nine month periods ended September 30, 2007. We only recently began operating our consumer business and have limited experience offering premium technology services to consumers outside North America. We may not be able to compete effectively in international markets or effectively manage our operations in various countries. We must make significant investments ahead of revenue in order to establish relationships with new consumer technology support partners and launch new partner programs, and these costs may be higher outside North America. If we do not generate enough revenue from international operations to offset the expense of these operations in either segment, our operating results would suffer. Risks we face in conducting business internationally include:

•	Expenses related to and difficulties in staffing and managing international operations, including managing a geographically dispersed workforce in compliance with diverse local laws and customs;

•	Changes in currency exchange rates and controls;

•	Localization of our products, services, and end user terms;

•	Competition from local providers who may have lower costs and more familiarity with local markets;

•	Compliance with a variety of complex laws and treaties, including unexpected changes in (or new) legislative or regulatory requirements;

•	Differing technology standards, intellectual property protections, consumer protection and data privacy standards, and other legal considerations;

•	Lower prices for software and services;

•	Difficulty in reaching geographically dispersed customers;

•	Loss of proprietary information due to piracy, misappropriation or weaker laws regarding intellectual property protection;

•	Longer sales cycles;

•	Seasonal trends unique to international markets;

•	Dependence on local vendors, consultants and business partners;

•	Potential adverse tax consequences;

•	Licenses, tariffs and other trade barriers;

•	Difficulties in maintaining effective internal control over financial reporting and compliance as a result of a geographically-dispersed workforce and customers;

•	Longer collection cycles for accounts receivable; and

•	The effects of external events such as terrorist acts and any related conflicts or similar events worldwide.

Each of these risks could materially increase our costs, and unless the revenue from our international operations offsets the costs of establishing and operating our business outside the U.S., our operating results could be significantly harmed.

Our investments in marketable securities are subject to market risks which may cause losses and affect the liquidity of these investments.

At September 30, 2008, we had $62.3 million in cash and cash equivalents and $36.0 million in investments. We have historically invested these amounts in government debt securities, auction-rate securities, corporate notes and bonds, commercial paper and money market funds meeting certain criteria. Certain of these investments are subject to general credit, liquidity, market and interest rate risks, which may be exacerbated by the U.S. housing recession that has affected various sectors of the financial markets and caused credit and liquidity issues. As of September 30, 2008, we determined that any declines in the fair value of our investments were temporary. There may be further declines in the value of these investments, which we may determine to be other-than-temporary. If we determine that a decline is other-than-temporary we will be required to record an expense for the write-down in our statement of operations in the period in which we make the determination. These market risks associated with our investment portfolio may have a negative adverse effect on our results of operations, liquidity and financial condition.

At September 30, 2008 and December 31, 2007 we had investments in AAA-rated auction-rate debt securities with various state student loan authorities of $22.2 million and $38.9 million, respectively. At the time of our initial investment and through the date of this Report, all of the securities we have invested in are rated AAA, the highest rating issued by a rating agency, and the student loans made by these authorities are substantially guaranteed by the federal government through the Federal Family Education Loan Program (FFELP). Auction-rate securities are long-term floating rate bonds tied to short-term interest rates. After the initial issuance of the securities, the interest rate on the securities is reset periodically, at intervals established at the time of issuance (e.g., every seven days, twenty-eight days, thirty-five days, or every six months; etc.), based on market demand. Auction-rate securities are bought and sold in the marketplace through a competitive bidding process often referred to as a “Dutch auction.” If there is insufficient interest in the securities at the time of an auction, the auction may not be completed. Following such a failed auction, we cannot access our funds that are invested in the corresponding auction-rate securities until a future auction of these investments is successful, new buyers express interest in purchasing these securities in between reset dates, issuers establish a different form of financing to replace these securities, or final payments become due according to contractual maturities. Given the current negative liquidity conditions in the global credit markets, in the months from February through October 2008 the auctions failed for all of the of auction-rate securities we held as of September 30, 2008, and as a result our ability to liquidate our investment and fully recover the carrying value of our investment in the near term may be limited or not exist.

In August 2008, UBS, the broker-dealer for 85% of our auction-rate securities, announced a settlement under which it offers to provide liquidity solutions for, or purchase, the auction-rate securities held by its institutional clients. In October 2008, UBS extended an offer of rights to us to sell our eligible auction-rate securities at par value back to UBS during the time period from June 30, 2010 through July 2, 2012. All of the auction-rate securities we hold with UBS qualify as “eligible” for purposes of the rights offer. Under the offer, UBS will have sole discretion without prior notice to the Company, to purchase or sell eligible securities and return par value to the Company up through July 2, 2012. In November 2008, we elected to accept the offer of rights from UBS. In addition, the offer of rights includes the right to a loan from UBS at no net cost, for up to the amount of the par value of our eligible auction-rate securities. The loan option is available until June 30, 2010. The rights represent a freestanding financial instrument for accounting purposes. As such, we expect to recognize the fair value of the repurchase right as an asset and a corresponding gain to earnings. In addition, we expect to recognize unrealized losses relating to the decline in value of our auction-rate securities through earnings as an other-than-temporary impairment, as we would no longer demonstrate the positive intent to hold the securities until related credit markets recover.

The fair value of our auction-rate securities at September 30, 2008 reflects an unrealized loss of $2.4 million. Fair value for such securities was based on a discounted cash flow valuation that takes into account a number of factors including estimated duration, credit quality, and the percentage of FFELP guarantee. We made assumptions about future cash flows based on contractual interest rate formulas and used estimates of market data, including yields of trading securities that we believe to be similar or comparable. At September 30, 2008, all auction-rate securities were classified as Level 3 assets in accordance with the SFAS No. 157 hierarchy. Presently we have determined the decline in value to be temporary because i) we have the intent and ability to hold these securities in the near term in order to recoup their par values; ii) through September 30, 2008 all of the securities have maintained their AAA credit ratings; iii) loans made by the issuers are backed by the federal government; and iv) we have noted no deterioration in the credit quality of the issuers.

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

Management changes and reorganization efforts may strain our administrative, technical, operational and financial infrastructure and disrupt our business.

Our success depends on the skills, experience, performance, and focus of our senior management, engineering, sales, marketing and other key personnel. In January 2008, we reorganized the company and began operating our business in two segments, Consumer and Enterprise. We also appointed senior management personnel to lead each of the business segments. We made this change in an effort to ensure that each part of our business is focused, accountable and transparent at the segment level. In connection with this change we made several management and organizational changes. Our success will depend to a significant extent on the ability of our executives and key employees to function effectively in their new roles and to work together successfully. If these executives and key employees do not function and work together successfully, or if we lose the services of one or more of our executives or key employees, our business could be harmed.

We are also focused on increasing our operating margins and improving our operating efficiencies. To this end, we reduced our workforce in the fourth quarter of 2007. All of these changes place a strain on our management, and our administrative, technical, operational and financial infrastructure. In addition, reductions in our workforce could make it difficult to motivate and retain remaining employees or attract needed new employees, and could also affect our ability to deliver products and services in a timely fashion.

We must compete successfully in the markets in which we operate or our business will suffer.

We compete in markets that are highly competitive, subject to rapid change and significantly affected by new product introductions and other market activities of industry participants. We compete with a number of companies in the market for automated delivery of support and service automation and other vendors who may offer products or services with features that compete with specific elements of our software products and services. In addition, our customers and potential customers have developed or may develop similar offering internally.

The markets for our products and services are still rapidly evolving, and we may not be able to compete successfully against current and potential competitors. Our ability to expand our business will depend on our ability to maintain our technological advantage, introduce timely enhanced products to meet growing support needs, deliver on-going value to our customers and scale our business. Our potential competitors may have longer operating histories, significantly greater financial, technical and other resources, stronger strategic alliances or greater name recognition than we have. Competition in our markets could reduce our market share or require us to reduce the price of products and services, which could harm our business, financial condition and operating results.

As we further expand our business into the market for premium consumer technology support, we expect new competitors, including electronics retailers that offer premium technology support services, companies that offer online technology support, extended warranty and service plan providers, PC manufacturers, anti-virus providers and local computer repair shops. Certain of these competitors have longer operating histories, significantly greater financial, technical and other resources, greater access to large numbers of consumers, stronger strategic alliances or greater name recognition than we have.

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

If we fail to develop enhanced versions of our software and services offerings in a timely manner or to provide products and services that achieve rapid and broad market acceptance, we may not maintain or expand our market share. We may fail to identify new product and service opportunities for our current market or new markets that we enter in the future. In addition, our existing products may become obsolete if we fail to introduce new products or product enhancements that meet new customer demands, support new standards or integrate with new or upgraded versions of packaged applications or operating systems. While we are making significant investments in new products, such as our new dynamic agent technology and our new hosted remote control offering in our enterprise business, there can be no assurance that these new products will gain market acceptance or generate material revenue for us. We have limited control over factors that affect market acceptance of our product and services, including:

•	The willingness of companies to transition to automated solutions;

•	Receptivity of consumers to paying for premium technology support offerings; and

•	Customer preferences for competitors’ solutions or other technologies.

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

Our software contains features that allow our customers and our consumer technology support technicians to access, control, monitor or collect information from computers running the software. Federal, state and foreign government bodies and agencies, however, have adopted or are considering adopting laws and regulations restricting or otherwise regulating the collection, use and disclosure of personal information obtained from consumers and individuals. Those regulations could be costly to implement, could reduce the efficiency of our operations, and could require us to modify our products, systems or services. Liability for violation of, costs of compliance with, and other burdens imposed by such laws and regulations may limit the use and adoption of our solutions and reduce overall demand for them. Even the perception of privacy concerns, whether or not valid, may harm our reputation and inhibit adoption of our solutions. In addition, we may face claims about invasion of privacy or inappropriate disclosure, use, storage, or loss of information obtained from our customers. Any imposition of liability could harm our reputation, cause us to lose customers and cause our operating results to suffer.

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

We have evaluated our “disclosure controls and procedures” as such term is defined in Rule 13a-15(e) under the Exchange Act as of September 30, 2008, as well as our internal control over financial reporting as required by Section 404 of the Sarbanes-Oxley Act of 2002 as of December 31, 2007. Effective controls are necessary for us to provide reliable financial reports and effectively prevent fraud. If we cannot provide reliable financial reports or prevent fraud, our operating results would be harmed. In addition, if we cannot establish effective internal control over financial reporting and disclosure controls and procedures, investors may lose confidence in our reported financial information, which could cause the market price of our common stock to decline.

Failure to resolve litigation or claims asserted against us may lead to continued costs and expenses and divert management’s attention from our business, which could cause our revenue and our stock price to decline.

A securities class action lawsuit was filed against us and a large number of other issuers and underwriters in November 2001. Should this lawsuit linger for a longer period of time, whether ultimately resolved in our favor or not, or further lawsuits be filed against us, coverage limits of our insurance or our ability to pay such amounts may not be adequate to cover the fees and expenses and any ultimate resolution associated with such litigation. The size of these payments, if any, individually or in the aggregate, could seriously impair our cash reserves and financial condition. The continued defense of this lawsuit and other litigation that may be filed against us also could result in diversion of our management’s time and attention away from business operations, which could cause our financial results to decline. A failure to resolve definitively current or future material litigation in which we are involved or in which we may become involved in the future, regardless of the merits of the respective cases, could also cast doubt as to our prospects in the eyes of customers, potential customers and investors, which could cause our revenue and stock price to decline.

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

(1)

The certifications included as Exhibits 32.1 and 32.2 are not deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and are not to be incorporated by reference into any filing of the Company under the Securities Exchange Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, whether made before or after the date hereof irrespective of any general incorporation by reference language contained in any such filing, except to the extent that the registrant specifically incorporates it by reference. In addition, the certificates included as Exhibits 32.1 and 32.2 shall not be deemed to constitute a part of the Quarterly Report of the Company on Form 10-Q for the quarterly period ended September 30, 2008.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

November 6, 2008	SUPPORTSOFT, INC.

	By:	/S/ SHELLY SCHAFFER
Shelly Schaffer
Chief Financial Officer and
Executive Vice President of Finance and
Administration
(Principal Financial Officer, Chief Accounting
Officer and Duly Authorized Signatory)

EXHIBIT INDEX TO SUPPORTSOFT, INC.

QUARTERLY REPORT ON FORM 10-Q

FOR THE QUARTER ENDED SEPTEMBER 30, 2008

31.1	Chief Executive Officer Section 302 Certification

31.2	Chief Financial Officer Section 302 Certification

32.1	Statement of the Chief Executive Officer under 18 U.S.C. § 1350(1)

32.2	Statement of the Chief Financial Officer under 18 U.S.C. § 1350(1)

(1)

The certifications included as Exhibits 32.1 and 32.2 are not deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and are not to be incorporated by reference into any filing of the Company under the Securities Exchange Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, whether made before or after the date hereof irrespective of any general incorporation by reference language contained in any such filing, except to the extent that the registrant specifically incorporates it by reference. In addition, the certificates included as Exhibits 32.1 and 32.2 shall not be deemed to constitute a part of the Quarterly Report of the Company on Form 10-Q for the quarterly period ended September 30, 2008.