Form 10-K
period 2008-12-31
SUPPORTSOFT INC
filed 2009-03-11
CIK 1104855

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

  For the Fiscal Year Ended December 31, 2008

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

  For the Transition Period from                                      to

Commission File No. 000-30901

SUPPORTSOFT, INC.

(Exact Name of Registrant as Specified in Its Charter)

Delaware	94-3282005
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

1900 Seaport Boulevard, 3rd Floor, Redwood City, CA	94063
(Address of Registrant’s Principal Executive Offices)	(Zip Code)

Registrant’s telephone number including area code: (650) 556-9440

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock, $.0001 par value	The NASDAQ Global Select Market

Securities registered pursuant to Section 12(g) of the Act: NONE

Indicate by check mark if registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐    No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐    No ☒

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒

The aggregate market value of the registrant’s common stock, $.0001 par value, held by non-affiliates of the registrant was approximately $150,099,586 based upon the closing price of $3.25 per share as of June 30, 2008. Shares of common stock held by each executive officer, director, and stockholders known by the registrant to own 10% or more of the outstanding stock based on Schedule 13G filings and other information known to us, have been excluded since such persons may be deemed affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

As of February 28, 2009, there were 46,219,614 shares of the registrant’s common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Part III, Items 10 (as to directors, section 16(a) beneficial ownership and audit committee and audit committee financial expert), 11, 12 (as to beneficial ownership), 13 and 14 incorporate by reference information from the registrant’s definitive proxy statement (the “Proxy Statement”) to be mailed to stockholders in connection with the solicitations of proxies for its 2009 annual meeting of stockholders. Except as expressly incorporated by reference, the registrant’s Proxy Statement shall not be deemed to be part of this report.

SUPPORTSOFT, INC.

FORM 10-K

FOR FISCAL YEAR ENDED DECEMBER 31, 2008

FORWARD LOOKING STATEMENTS AND PRESENTATION OF FINANCIAL AND OTHER INFORMATION

This Annual Report on Form 10-K contains forward-looking statements that involve risks and uncertainties. Please see the section entitled “Forward-Looking Statements and Risk Factors” in Item 1A of this Report for important information to consider when evaluating these statements.

In this Annual Report on Form 10-K (the “Form 10-K”), unless the context indicates otherwise, as used herein, the terms “we,” “us,” “SupportSoft,” the “Company” and “our” refer to SupportSoft, Inc., a Delaware corporation, and its subsidiaries. References to “$” are to United States dollars.

We have compiled the market share, market size and competitive ranking data in this Form 10-K using statistics and other information obtained from several third-party sources.

Various amounts and percentages used in this Form 10-K have been rounded and, accordingly, they may not total 100%.

We own or otherwise have rights to the trademarks and trade names, including those mentioned in this Form 10-K, used in conjunction with the marketing and sale of our products.

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

In January 2008, we reorganized the Company and began operating our business in two segments, Consumer and Enterprise. We began tracking profitability by segment and providing this information to our Board of Directors and our Chief Executive Officer. Accordingly, beginning in 2008, we are providing information for each business segment. Our Consumer segment is a technology-enabled services business that was launched in 2007 to provide consumers with assistance in resolving technology problems. Our Enterprise segment consists of our traditional business in which we license technical support software to digital service providers (telecommunications and cable companies) and corporate IT departments and IT outsourcers.

In our Consumer segment, we provide premium technology support to consumers over the internet and the phone for a fee. We offer incident-based and subscription-based services to consumers through retailers, anti-virus providers and other companies who provide technology products and services to consumers. We also provide our services directly to consumers through our website, www.support.com. The content on this or any other website referred to in this Form 10-K is not incorporated by reference into this Form 10-K unless expressly noted.

Our Enterprise customers use our software to resolve technical problems for their customers and employees. Digital service providers use our products to automate the installation, activation and verification of broadband services, to reduce the cost and improve the quality of technical support, and to enable the remote management of devices located at their customers’ premises. Corporate IT departments and IT outsourcing firms use our software to improve the cost-effectiveness and efficiency of technical support for employees through our integrated portfolio of proactive service, self-service and assisted service products.

Industry Background

Technology has become a fundamental part of everyday life. Devices such as personal computers, mobile phones, personal digital assistants, digital cameras and wireless routers, and digital services such as high speed data, video over DSL (IPTV) and voice over Internet Protocol (VoIP), are becoming increasingly common. As technology has become more prevalent, technology problems, whether with individual devices or systems incorporating multiple devices, have proliferated. As a result, the need for efficient and effective technology support has become pressing.

Consumer

As the home becomes a complicated array of computers, software, media and other devices, people increasingly have time-consuming problems in using technology. The increased integration of devices and the growth of home networks increase the frequency and severity of technology support problems that consumers are unable to solve on their own, or that suppliers of individual products are unable to solve for consumers. As a result, demand for technology support services is growing. According to industry analysis firm IDC, revenue from providing support services to broadband-connected US households will grow from $2.0 billion in 2007 to $3.6 billion in 2012, including both third-party services and extended warranties.

Traditionally, support services providers have delivered services on-site at a customer’s house, or at a local physical storefront to which the customer must bring their device. More recently, a new generation of companies has begun to provide remote services, where the technician diagnoses common software problems over a high-speed Internet connection, and uses software to take control of and repair the customer’s devices.

Enterprise

For digital service providers, the availability of high speed data, IPTV and VoIP services, often referred to as “triple play,” have changed the competitive dynamics worldwide. The advent of triple play has spurred digital service providers to offer a broader and more complex range of services. With these services have come a growing number of technology problems for subscribers, which we believe digital service providers must address efficiently and effectively to succeed in the marketplace.

Inside businesses, IT departments are tasked with managing, supporting and servicing an expanding array of technologies used by their employees. This challenge, combined with a redefinition of the workplace to include the office, the home and any point in between, has made keeping the enterprise secure from virus attacks, maintaining business critical applications and responding to end-user requests for assistance an increasingly difficult and expensive task.

The traditional approach to addressing these challenges relies upon call centers and help desks resolving problems in a largely manual fashion. This approach has often proven inadequate for technology users, who require an increasing amount of assistance to help them manage the technology that now pervades their lives. This approach to meeting technical support needs has also been ineffective for many organizations, given its costly and time-intensive nature.

Strategy

Consumer

The key goals of our strategy in the Consumer segment are to grow and diversify revenue and to improve service delivery efficiency. To achieve growth, our plan is to enhance our channel partners and expand our service offerings. With respect to channels, we are seeking to expand existing programs, convert our most promising pilots into full programs, add new partners and grow our direct support.com business. We aim to diversify revenue by expanding smaller programs, developing partnerships with additional companies through which our offerings can reach consumers and growing our direct business. With respect to service offerings, we recently introduced subscription-based offerings at support.com and began offering them through channel partners in early 2009. We have also introduced new services such as online backup and data migration, and plan to continue to expand our offerings to include educational services and support for additional devices.

We aim to improve service delivery efficiency in the Consumer segment by optimizing our service delivery operations through increased automation, process improvement, performance management, improved forecasting, revenue scale and labor cost optimization. We are focusing a substantial part of our research and development activities on technology that increases the efficiency and improves the effectiveness of our technical support agents. To date, these activities have been focused on our Solutions Toolkit, an integrated set of tools for delivery of premium technology services, and we have an extensive roadmap for these technologies. In addition, we have introduced significant process improvements into our service delivery operations and augmented our call center management team to drive efficiency gains and productivity increases, and we expect to continue these efforts. We also expect improved forecasting and revenue scale to enable resource optimization. To further enhance service delivery efficiency, we are exploring a number of means of optimizing labor costs.

Enterprise

The key goals of our strategy in the Enterprise segment are to continue operating profitability in this segment in the current macroeconomic climate and to introduce new products to sustain and grow revenue. For these purposes, we measure segment operating profitability on a non-GAAP basis; excluding common corporate expenses, stock-based compensation expenses, restructuring charges and amortization/write off of intangible assets (“Segment Operating Profitability”). See Note 2 of Notes to Consolidated Financial Statements for further information about segment reporting.

In order to continue Segment Operating Profitability in the Enterprise segment, we are carefully managing costs given the current macroeconomic environment. As a result, we completed reductions in force in the fourth quarter of 2008 and in the first quarter of 2009. In addition to reducing headcount, we have also reduced facilities expenses by closing certain of our physical offices and moving to a work-from-home model in certain geographies.

In expanding our product offerings, our new Dynamic Agent will build on the desktop software agent our customers have deployed to more than 50 million end-users worldwide, and will allow customers to offer content that is targeted and personalized for specific end-users based on diagnostic information gleaned from their computers. When combined with new capabilities for presenting marketing offers and downloading digital goods, the Dynamic Agent will allow customers to use our platform for revenue generation as well as support services. Our RemoteTango product, expected to be released in late 2009, will be remote control software delivered in a hosted, Software-as-a-Service (“SaaS”) model. Remote control software enables one computer user to control another’s machine; it is used heavily in technical support and remote infrastructure management. We have had remote control in our product portfolio for some time, but our new product has been redesigned for SaaS delivery and will be offered on a standalone basis rather than as part of a larger suite of products and services. While we have invested significant resources in the new Dynamic Agent and RemoteTango offerings, no assurance can be given that they will be introduced successfully, gain market acceptance or generate material revenue for us.

Consumer Services

We currently offer premium technology services through channel relationships with retailers, anti-virus providers and other companies, and directly through support.com. Our services are provided by home-based technical support employees in North America and through a European call center. Key features of our services are the following: (1) our services are provided remotely, with technical support agents available over the phone and the internet; (2) our services leverage our proprietary technology; and (3) our services leverage our extensive knowledge base of solving technology problems for digital service providers and corporate IT departments.

We offer both incident-based and subscription-based services. Incident-based services allow our customers to purchase any of our services on a one-time basis with no future commitments. Subscription-based services allow customers to access our service offerings over an extended period of time. With each subscription, customers download and install our proprietary client application that monitors the status of the consumer’s security software.

We offer several types of services including the following:

Diagnose and Fix.    Our Diagnose and Fix services are designed to assist consumers with a wide range of computer related problems. We use our technology to remotely identify, diagnose and resolve technical problems, including the removal of viruses and spyware. We also offer services designed to enhance the performance of computers. We use our technology to optimize computer settings, removing unnecessary programs and content, and re-organizing and compacting computer files and folders, which can improve computer performance through faster start-up and shut-down, loading of programs and internet browsing as well as increased available disk space.

Connect and Secure.    Our Connect and Secure service is designed to help consumers set up a wireless network in their home. We help consumers to configure, connect and establish secure connections between their PC and home wireless networks and certain “attached” devices. In addition, we diagnose and solve problems consumers have with an existing wireless home network.

Install & Setup.    Our Install & Setup service is designed to help consumers install, set up and use digital devices connected to their PC. For example, we assist consumers to install and set up their printer, share it across a home network and keep it updated with the latest drivers. We also assist consumers with installing and configuring digital camera, photo management and photo editing software. In addition, we help consumers install and configure software to connect an MP3 player to a computer, copy music to a computer, and organize music files on their computer.

New Services.    We have also introduced new services such as online backup and data migration and plan to continue to expand our offerings to include educational services and support for additional devices.

In addition to the preceding services, we offer a number of services through our channel partners including the following:

New PC Setup and Configure:    Our New PC Setup and Configure service is designed to complete the basic setup and configuration steps for new PCs. We help consumers to create new user accounts, configure automatic system updates and remove unnecessary trial software that clutters any new computer. An advanced version of this service also optimizes operating system and internet browsing settings.

Protection and Performance.    Our Protection and Performance service is designed to install, update, and configure consumers’ virus software and operating system to enhance data security. Additionally, the service helps improve performance of consumers’ computers by removing unnecessary applications and running a system tune-up. An advanced version of this service also installs and configures parental controls and creates a user profile that restricts internet and application access, as specified by the consumers.

Enterprise Products

For Enterprise customers, we offer a number of products suitable for both digital service providers and corporate IT departments. We also offer certain products targeted specifically at digital service providers’ needs. Products that are suitable for both digital service providers and corporate IT departments include the following:

Desktop Agent.    The SupportSoft agent is a desktop application that identifies, diagnoses and corrects potential problems prior to their impact on an end-user. Additionally, should an end-user need to call a customer service representative or help desk analyst, the SupportSoft technical support agent provides permission-based tools for speeding the call by transferring system level information to our customer’s representative or analyst electronically. For digital service providers, this product can diagnose and resolve connectivity and email issues as well as other common problems that are faced by high-speed data subscribers. For corporate IT departments, this product also supports the proactive resolution of problems through the delivery of updates to desktops.

Dynamic Agent.    In expanding our product offerings, our new Dynamic Agent will build on the desktop software agent our customers have deployed to more than 50 million end-users worldwide, and will allow customers to offer content that is targeted and personalized for specific end-users based on diagnostic information gleaned from their computers. When combined with new capabilities for presenting marketing offers and downloading digital goods, the Dynamic Agent will allow customers to use our platform for revenue generation as well as support services.

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

Knowledge Center.    Knowledge Center is designed to automate the real-time creation, publication and management of knowledge-based content for technology problem resolution. End-users can benefit from Knowledge Center solutions through their ability to quickly access personalized, self-service answers online, including access to automated “one-click-fixes.” Customer service representatives and help desk analysts can benefit from Knowledge Center software through functionality that allows them to access a rich repository of knowledge to speed problem resolution, including both structured and unstructured data. Knowledge Center content can be used to create consumer or employee facing self-service portals and/or call center or help desk facing content.

RequestAssist.    RequestAssist is designed to manage the complete lifecycle of request management, from identification through resolution. A web-based interface lets end-users quickly create, submit or check the status of typical requests and incidents. RequestAssist incorporates capabilities to support rules-based escalation of requests to the appropriate help desk analysts, as well as automated notification of such escalations via the Web or email.

Intelligent Assistance Suite.    Intelligent Assistance Suite is an integrated set of products designed to provide technical support representatives with a full set of capabilities to speed problem resolution. The Intelligent Assistance Suite includes the RemoteAssist, LiveAssist, EmailAssist, AnalystAssist and Knowledge Center products described herein.

RemoteAssist.    RemoteAssist is designed to enable help desk analysts to remotely take control of an end-user’s computer to speed problem resolution. By remotely managing and controlling a device, a help desk analyst can diagnose problems in detail. This may include identifying whether the problem is at the application, hardware or operating system level, determining the necessary action to resolve the problem and implementing the resolution. No complex software installation or re-boot of the computer is typically required and a complete audit trail of all remote sessions is retained to expedite resolution should the problem be encountered again.

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

RemoteTango.    RemoteTango, expected to be released in late 2009, will be remote control software delivered in a hosted, SaaS model. Remote control software enables one computer user to control another’s machine; it is used heavily in technical support and remote infrastructure management. We have had remote control in our product portfolio for some time, but our new product has been redesigned for SaaS delivery and will be offered on a standalone basis rather than as part of a larger suite of products and services.

Products targeted specifically at digital service providers include:

SmartAccess.    SmartAccess is designed to enable broadband providers to add new subscribers quickly and activate additional services in a seamless and automated manner, through self-installation or technician-directed installation. SmartAccess qualifies the subscriber’s computer for broadband services, integrates with back-end billing and provisioning systems to activate services, automatically configures modems and residential gateway devices in the subscriber’s home, and installs and configures all necessary software on the subscriber’s computer.

ServiceGateway.    ServiceGateway is designed to leverage recent DSL industry standards to enable “zero-touch” provisioning of DSL devices and services without the need for manual steps. ServiceGateway also provides DSL providers with the capability to conduct mass configuration changes and firmware updates to existing devices, as needed to activate and support new triple play services.

ServiceVerify.    ServiceVerify is designed to enable digital service providers to automatically verify the successful installation, activation and ongoing operations of high-speed data, IPTV and VoIP services. ServiceVerify provides tools and service information to the service technician and dispatcher as well as the help desk analyst. ServiceVerify can help technicians determine that the work has been performed correctly and that their customer has access to all the services ordered before the technician leaves the job. ServiceVerify also provides analyst tools designed to rapidly diagnose and resolve problems when a customer calls with a service-related problem.

Service Automation Suite for Video.    Developed in conjunction with Scientific-Atlanta (a Cisco company), Service Automation Suite for Video is designed to improve the way broadband cable service providers deliver high quality video services to their customers and enhance the consumer experience for digital cable delivery, while enabling customer-facing personnel such as installers, dispatchers and help desk analysts to more effectively and efficiently uncover and resolve customer issues and problems.

Enterprise Implementation Services

In our Enterprise segment, our Global Services organization provides best practice solutions tailored to help maximize the value our customers derive from our products. Our services capabilities are divided into five core areas with the goal of guiding the customer through a successful experience with our products:

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

•

Customer Support.    Responds to design, feature and deployment questions. We use our own software to provide an Internet support portal, called ExpertExchange, to provide support to our customers. Under our standard maintenance contracts, our customers also receive generally available patches, enhancements and updates to the products they have purchased.

•	Strategic Services. Educates customers on “best practices” for supporting and servicing their end-users and moving from traditional support processes to more automated approaches.

Sales and Marketing

For our Consumer offerings, we have a business development organization that establishes and manages relationships with channel partners through whom we make our Consumer offerings available. Our direct customer acquisition program is currently focused on online marketing, as well as public relations activities.

For our Enterprise offerings, we maintain a sales organization to reach digital service providers and corporate IT departments. Our Enterprise sales organization is managed geographically in two regions: the Americas and International. Within regions, sales representatives sell specifically to digital service providers or to corporate IT departments and IT outsourcers. Our Enterprise marketing organization works closely with our sales organization to create programs which build awareness of our solutions. Our marketing organization uses a range of programs to build market awareness, including relationships with industry analysts, online marketing programs, and participation in industry-specific trade shows.

Sales Channels

We have formed relationships with consumer-facing companies in order to expand the reach of our Consumer offerings. These relationships include retailers, anti-virus providers and other companies in the U.S. and Europe. Generally, these relationships are of two types: white label alliances, where we offer our services under another brand, and referral alliances, where we offer services under our support.com brand.

Representative channel partners in our Consumer segment include Office Depot and DSG Retail Limited (Tech Guys).

In our Enterprise segment, we work closely with Customer-Premises Equipment (CPE) manufacturers and maintain an interoperability laboratory to test their hardware products against standards developed by the DSL Forum. Certain of these firms resell our products to digital service providers. We have also formed relationships with IT outsourcers that represent a customer base as well as a delivery option for our products.

Customers

In our Consumer segment, our customers are individual consumer and small business who purchase our services from us or one of our channel partners.

In our Enterprise business, representative digital service providers who have purchased our products and services include: Belgacom, Bharti, Carphone Warehouse (Talk Talk), Comcast, FastWeb, KPN, Qwest, TDC Solutions, TeliaSonera, Time Warner Cable, UPC Broadband, Verizon, and other service providers worldwide. Representative companies that have licensed SupportSoft software for corporate IT operations and customer support requirements include: ADP, Bank of America, BT, Dell, Fidelity, Hilton and Trend Micro. Representative IT outsourcers that have purchased our products to provide outsourced services to enterprises include: CGI, CSC, CompuCom, EDS, Lockheed Martin and Northrup Grumman.

Technology, Research and Development

Our Consumer technology include a platform infrastructure for delivering services, technical support agent tools and consumer-resident client applications. Through our Service Delivery Management System, we provide a hosted platform for multi-channel sale and delivery of premium technology services. Through our Solutions Toolkit, we offer an integrated set of tools for delivery of premium technology services. In addition, our PC Health Check application aids in the sale of premium technology services by offering recommendations to the consumer based on a quick automated diagnostic of their computer. Our Easy Support resident client enables subscribers to our premium services to access our technical support agents and facilitates service delivery. We believe our continuing investments in technology, research and development create competitive advantages for our Consumer offerings.

Our Enterprise software provides self-healing capabilities designed to identify, diagnose and correct potential problems prior to their impact on the end-user. If an end-user does require assistance, our products are designed to provide an integrated approach to escalating the problem to either self-service web-based portals or to help desk analysts who use our products to deliver the appropriate resolution to the problem. Many of our products have been designed to function on a common software platform which is based on a set of patented technologies.

Our Enterprise technology is designed to enable our products to be extended and easily adapt to, and integrate with, varying software environments. Our solutions support a high degree of scalability using industry standard web server infrastructure and data center practices such as load balancing, clustering and data partitioning. Many of our products are web-based and provide similar functionality on a variety of web servers, application servers, operating systems and databases. The product architecture has been used in implementations that scale to several million endpoints. Common services such as user and group management, user-based security, user interface navigation, database access, extensible markup language handling, reporting and integration are shared by many of our products, allowing for faster product development.

We devote substantial resources to research and development. Research and development expense was $8.9 million in 2008, $9.4 million in 2007 and $9.2 million in 2006.

Intellectual Property

As of December 31, 2008, we had eight issued patents in the United States. We also hold patents in Canada, Korea, Singapore and Israel and have patent applications pending in the U.S. and other jurisdictions. We may or may not seek additional patents in the future. We do not know if our current patent applications or any future patent application will result in a patent being issued with the scope of the claims we seek, if at all. Also, we do not know whether any patents we have or may receive will be challenged or invalidated. It is difficult to monitor unauthorized use of technology, particularly in foreign countries where the laws may not protect our proprietary rights as fully as in the United States, and our competitors may develop technology that competes with ours but nevertheless does not infringe our intellectual property rights.

We maintain a number of trademarks and service marks associated with our business, including registered trademarks in the U.S. and certain other jurisdictions.

We own the domain name www.support.com and have rights to the phone number 1-800-PCSUPPORT.

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

In our Consumer segment, competitors include electronics retailers such as Best Buy (Geek Squad) that offer premium technology support, digital service providers, anti-virus providers, PC manufacturers, warranty providers, companies that offer online technology support and local computer repair shops. Principal competitive factors in this market include breadth and depth of service offerings; quality of the consumer experience; pricing; brand recognition; and relationships with industry participants. Certain of our competitors in this market have longer operating histories, significantly greater financial, technical and other resources, stronger strategic alliances or greater name recognition than we have. We expect new competitors to enter the market given its relatively early stage.

Companies we encounter in competing for Enterprise customers include a broad range of publicly traded and privately held companies. Principal competitive factors for our Enterprise offerings include breadth and depth of product functionality; demonstrated customer success and return on investment; scalability of platform and integrated architecture; quality, performance and reputation of solutions; pricing; ease of deployment; and product innovation. In our digital service provider business, we compete with companies such as 2Wire, Alcatel, Fine Point Technologies, Motorola and Siemens. In our corporate IT business, our principal competition comes from companies such as ATG, CA, Consona, eGain, Kana, RightNow and Talisma.

As we release new products, such as Dynamic Agent and RemoteTango, we anticipate new competition from hosted offerings marketed by companies such as Citrix, Bomgar, Radial Point and LogMeIn. We also expect that internally developed applications will continue to be a significant source of competition in the foreseeable future.

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

Employees

As of December 31, 2008, we had 272 full-time employees, 336 technical support agents and 21 contractors for a total full-time equivalent headcount of 629. None of our employees or contractors are covered by collective bargaining agreements. We believe our relations with our employees and contractors are good.

SEC Filings and Other Available Information

We were incorporated in Delaware in December, 1997. We file reports with the Securities and Exchange Commission (SEC), including without limitation annual reports on Form 10-K, quarterly reports on Form 10-Q and current reports on Form 8-K filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934 (which we refer to herein as the Exchange Act). The public may read and copy any materials we file with the SEC at the SEC’s Public Reference Room at 100 F Street, N.E., Washington, DC 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at (202) 551-8090. In addition, we are an electronic filer. The SEC maintains an Internet site that contains reports, proxy and information statements, and other information regarding issuers, including us, that file electronically with the SEC at the website address located at www.sec.gov.

Our telephone number is 650-556-9440 and our website address is www.supportsoft.com. The information contained in our website does not form any part of this Annual Report on Form 10-K. However, we make available free of charge through our website our Annual Report on Form 10-K, our quarterly reports on Form 10-Q, our current reports on Form 8-K filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934 as soon as reasonably practicable after we electronically file this material with, or furnish it to, the SEC. In addition, we also make available on http:www.supportsoft.com/Company/ir_corporate_governance our Code of Ethics and Business Conduct for Employees, Officers and Directors. This Code is also available in print without charge to any person who requests it by writing to:

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

Forward-Looking Statements and Risk Factors

This report contains forward-looking statements regarding our business and expected future performance as well as assumptions underlying or relating to such statements of expectation, all of which are “forward looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. We are subject to many risks and uncertainties that may materially affect our business and future performance and cause those forward-looking statements to be inaccurate. Words such as “expects,” “anticipates,” “intends,” “plans,” “believes,” “forecasts,” “estimates,” “seeks,” “may result in,” “focused on,” “continue to,” and similar expressions often identify forward-looking statements. In this report, forward-looking statements include, without limitation, the following:

•	Our expectations and beliefs regarding future conduct and growth of our business;

•	Our beliefs regarding the impact of global economic instability on our business;

•	Our expectations regarding the costs and other effects of acquisition and disposition transactions;

•	Our expectations regarding channel partners and the anticipated timing and magnitude of revenue from these partners;

•	Our expectations regarding our ability to deliver premium technology services efficiently;

•	Our assessments and expectations surrounding revenue levels and Segment Operating Profitability of our Enterprise business;

•	Our ability to hire, train and retain technical support agents;

•	Our beliefs and expectations regarding the introduction of new products and related services and features;

•	Our expectations regarding cash flows and expenses, including sales and marketing, research and development efforts, and administrative expenses;

•	Our assessment of seasonality, mix of revenue, and other trends for our business;

•	Our assessments and beliefs regarding the future outcome of pending legal proceedings and the liability, if any, that we may incur as a result of those proceedings;

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

We were not profitable in 2008 and as of December 31, 2008, we had an accumulated deficit of $109.7 million. In addition, we intend to make significant investments in support of our business in 2009 and we expect to continue to sustain losses in 2009 and subsequent periods. If we fail to achieve revenue growth as a result of these additional investments or if such revenue growth does not result in our achieving profitability, the market price of our common stock will likely decline further. A sustained period of losses would also result in an increased usage of cash to fund our operating activities and a corresponding reduction in our cash balance.

Our quarterly results have in the past, and may in the future, fluctuate significantly.

Our quarterly revenue and operating results have in the past and may in the future fluctuate from quarter to quarter. As a result, we believe that quarter-to-quarter and year-to-year comparisons of our revenue and operating results may not be accurate indicators of future performance.

Several factors that have contributed or may in the future contribute to fluctuations in our operating results include:

•	Demand for our software and services;

•	Instability in the global macroeconomic climate and its effect on our, our customers’ and our channel partners’ operations;

•	The performance of our channel partners for our Consumer services including retailers;

•	Size and timing of customer orders and our ability to recognize revenue in a given quarter;

•	The rate of expansion of our Consumer offerings and our investments therein;

•	Our ability to increase the efficiency and capacity of our technical support agents;

•	Our ability to achieve Segment Operating Profitability in our Enterprise segment;

•	Our reliance on a small number of customers and channel partners for a substantial portion of our revenue;

•	The price and mix of products and services we or our competitors offer;

•	The mix of products and services that generate up-front revenue as opposed to revenue over a period of time;

•	Our ability to attract and retain customers;

•	Our ability to adapt to our customers’ needs in a market space defined by frequent technological change;

•	The amount and timing of operating costs and capital expenditures in our business;

•	Seasonal trends resulting from corporate spending patterns;

•	The exercise of judgment by our management in making accounting decisions in accordance with our accounting policies; and

•	Potential losses on investments, foreign exchange exposures on contracts, or other losses from financial instruments we may hold that are exposed to market risk.

Over the last three years, we have licensed our Enterprise software predominately on a perpetual basis in which we recognize the license revenue up front, assuming all criteria for revenue recognition have been met. As a result of our current perpetual licensing model for the Enterprise business, we have become dependent on a few customer contracts with up-front license revenue for a substantial portion of our license revenue in any one quarter. In addition, a significant portion of our total revenue each quarter comes from a number of orders received in the last month of a quarter. In certain previous quarters, we failed to obtain or close expected perpetual licenses with up-front revenue resulting in a revenue shortfall. If in future quarters we fail to obtain or close orders expected to be completed by the end of a quarter, particularly if these orders are for perpetual licenses with up-front revenue, our quarterly results would suffer and the market price of our common stock would likely decline. While revenues in our Consumer business are generally recognized over the course of a quarter based on the number of services delivered, this revenue may not be significant enough to offset a shortfall in our Enterprise perpetual license revenue.

Economic instability may harm our operating results and the financial condition of both our Enterprise and Consumer segments.

As has been widely reported, the economies of the United States and foreign countries have been experiencing extreme disruption, including, among other things, higher mortgage delinquencies, increased unemployment, decreased consumer spending, highly volatile securities markets, diminished liquidity and credit availability, currency fluctuation, and downgrades and declining valuations of certain investments. These economic developments potentially affect our business in several ways. Our customers and prospects may be unable to obtain financing for major purchases and operations, they may reduce their spending or delay or cancel programs that include our offerings and they may be unable to pay us in a timely fashion. Our channel partners, such as retailers, may be unable to invest in bringing our Consumer services to market. While we monitor these situations carefully and attempt to take appropriate measures to protect ourselves by recognizing revenue upon collection of accounts from customers we deem to have credit risks and upon sell-through by resellers, it is possible that we may have to write down or write off doubtful accounts. Such write-downs or write-offs would negatively affect our operating results for the period in which they occur and, if large enough, could have a material adverse effect on our operating results and financial condition. Our global business, including our investment portfolio, may be harmed by general decreases in economic activity, including decreases in business and consumer spending and uncertainty due to economic disruptions and government intervention in the financial markets. We cannot predict the duration and severity of the current disruption in the macroeconomic climate and market conditions, and these conditions may harm our operating results.

Our Consumer segment will increase our operating expenses without any assurance of yielding increased revenue, and our Consumer offerings may not achieve market acceptance.

We are executing a plan to extend our Consumer business by providing premium technology services to consumers both through channel partners and directly. We may not be able to continue to offer these services successfully. We have limited experience in reaching or serving consumers and in managing technical support agents. All of our North American technical support agents are now home-based, which will require a high degree of coordination and quality control of employees working from diverse and remote locations. As a result, we expect to continue to use significant cash and incur increased operating expenses to support this initiative, including costs associated with recruiting, training and managing our technical support agents, costs to develop and acquire technology and infrastructure to support our Consumer business, promotional costs associated with reaching consumers, and costs of obtaining personnel with the necessary consumer expertise. These investments, which typically are made in advance of revenue, may not yield increased revenue to offset these expenses. Furthermore, this new business initiative, if not favorably received by consumers, could damage the reputation of our Enterprise business as well as strain our management, financial and operational resources necessary to maintain our Enterprise business. The lack of market acceptance of our Consumer efforts or our inability to generate satisfactory revenue from our expanded consumer services would have a material adverse effect on our business, prospects, financial condition and operating results.

Our failure to establish and expand successful third-party alliances to sell our products and services would harm our operating results.

Our Consumer offerings require us to establish and maintain relationships with third parties, including retailers such as Office Depot, who market and sell our premium technology services. Failure to establish or maintain third-party relationships in our Consumer business, particularly with firms that sell our services, on acceptable terms or at all, could materially and adversely affect the success of our business. We sell to numerous consumers through each of these channel partners, and therefore a delay in the launch or rollout of our Consumer services program with even one of these channel partners could cause us to miss revenue targets. The process of establishing a relationship with a channel partner can be complex and time consuming, and we must pass multiple levels of review and test marketing in order to be selected. If we are unable to establish a sufficient number of new channel partners on a timely basis our sales will suffer. There is also the risk that, once established, our programs with these channel partners may take longer than we expect to produce revenue or may not produce revenue at all. One or more of our key channel partners may also discontinue selling our services, offer them only on a limited basis or devote insufficient time and attention to promoting them to their customers. If any of these key channel partners merge with a competitor, particularly one that offers a service competitive with ours, all of these risks could be exacerbated. Each of these risks could reduce our sales and significantly harm our operating results.

We also have alliances with third parties that are important to our Enterprise offerings. Our existing relationships include those with hardware vendors and managed service providers who provide outsourced support to corporate customers. If these relationships fail, we may need to devote more resources to the sales and marketing of our products and services than we would otherwise, and our efforts may not be as effective. In addition, we may establish relationships with third-party resellers and other sales channel partners as we expand internationally. Our failure to maintain existing relationships, or to establish new relationships with key third parties, could significantly harm our ability to sell our products and services. In addition, our competitors may have strong alliances with other companies, including hardware providers, which could impact our ability to obtain greater market share, participate in deals where hardware and software are sold together, or require us to reduce the price of products and services, which could harm our business, prospects, financial condition and operating results.

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

Our guidance is based in part upon the expectation of sales of services offerings in our Consumer business, with which we have a limited history. A significant portion of our Consumer business is dependent upon third-party alliances, including an alliance with Office Depot. We sell to numerous consumers through these channel partners, and these programs often require a significant initial investment of resources, strategic focus, and time before generating revenue. Accordingly, the timing of the rollout of our services by each channel partner, and therefore the timing of our revenue associated with that channel partner, is difficult to predict. Delay in the launch or rollout of our support services program in even one of these alliances could cause us to miss revenue targets, particularly in the near term, since we depend on only a few alliances for most of our Consumer revenue. In addition, in the event we fail to achieve projected revenue levels in any quarter, we will be unable to reduce our expenses for that quarter in a corresponding fashion, and our results will not meet our guidance or the expectations of securities analysts or investors, which would likely cause the market price of our common stock to decline.

Management’s ability to accurately predict performance is also affected in large part by a significant portion of our total revenue being dependent upon the closing of new large license orders in our Enterprise business.

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

Finally, the market prices of software companies have been extremely volatile. Stock prices of many software companies have often fluctuated in a manner unrelated or disproportionate to the operating performance of such companies. In the past, following periods of market volatility, stockholders have often instituted securities class action litigation relating to the stock trading and price volatility of the software company in question, including the litigation that SupportSoft is a party to referred to under Item 3—Legal Proceedings. Any securities litigation we are involved in could result in our incurring substantial defense costs and diverting resources and the attention of management from our business.

If we fail to hire, train and manage our Consumer technical support agents efficiently and in a manner that provides an adequate level of support for our customers, our reputation and revenues could be harmed.

Our plans for our Consumer business depend in part on our ability to attract, manage and retain our consumer technical support agents in North America in order to satisfy the demand for our Consumer services. We may be unable to hire, train and manage adequate numbers of competent technical support agents, which is essential in creating a favorable interactive customer experience, including reducing customer wait times, reducing the time it takes our technical support agents to deliver our services, and meeting customer demand for our services at peak time. We have limited experience in hiring, training, and managing these technical support agents. Although our service delivery and communications infrastructure enables us to monitor and manage these technical support agents remotely, because they are home-based and geographically dispersed, it is more difficult to directly supervise their work. Any problems we encounter retaining technical support agents could seriously jeopardize our service delivery operations and our Consumer revenue. If we are unable to continually provide adequate staffing for our service delivery operations, our revenue and reputation could be seriously harmed.

From time to time, we enter into relationships with outsourcers to provide technical support services to customers located outside North America and to provide on-site services for certain North American customers. We may be less able to manage the quality of services provided by outsourced technical support agents or third-party onsite service providers as directly as we would our own employees. In addition, outsourced services may be more costly. We also face the risk that disruptions or delays in outsourcers’ communications and information technology infrastructure could cause lengthy interruptions in the availability of our services. Any of these risks could harm our operating results.

We may engage in investments, dispositions, acquisitions or other strategic transactions that could reduce our cash balance, divert management attention and prove difficult to integrate with our business.

We may engage in acquisitions or divestitures of certain assets, businesses, products or technologies, or in other strategic initiatives. For example, in 2008 we completed the acquisition of YourTechOnline.com. Acquisitions, divestitures and other strategic transactions are inherently risky. Certain transactions may be subject to closing conditions, which may not be satisfied, and transactions may not be completed, even after public announcement. Acquisitions may require further use of our cash resources, the issuance of equity or debt securities, or the incurrence of other forms of debt, any of which could harm our financial condition, results of operations, or our interest expense and leverage. If we issue equity securities, current stockholders’ percentage ownership and earnings per share may be diluted. The process of integrating employees, businesses, technologies, services or products may result in unforeseen operating difficulties and expenditures. Dispositions could significantly alter the revenue, costs and nature of our business. Acquisitions and divestitures could involve a number of other potential risks to our business, including the following, any of which could harm our business results:

•	Unanticipated costs and liabilities and unforeseen accounting charges or fluctuations;

•	Delays and difficulties in delivery of products and services;

•	Failure to effectively integrate or separate management information systems, personnel, research and development, marketing, sales and support operations;

•	Loss of key employees;

•	Economic dilution to gross and operating profit;

•	Diversion of management’s attention from other business concerns and disruption of our ongoing business;

•	Difficulty in maintaining controls and procedures;

•	Uncertainty on the part of our existing customers about our ability to operate after a transaction;

•	Loss of customers;

•	Loss of alliances;

•	Declines in revenue and increases in losses following divestitures;

•	Failure to realize the potential financial or strategic benefits of the acquisition or divestiture; and

•	Failure to successfully further develop the combined or remaining technology, resulting in the impairment of amounts recorded as goodwill or other intangible assets.

Disruptions in our information technology and service delivery infrastructure and operations, including interruptions or delays in service from our third-party web hosting provider, could impair the delivery of our services and harm our business.

Our operations, and in particular our hosted products and Consumer services, depend on the continuing operation of our information technology and communication systems and those of our external service providers. Any damage to or failure of those systems could result in interruptions in our service, which could reduce our revenues and profits and damage our reputation. We serve certain of our customers through a third-party hosting facility located in the United States. We do not control the operation of this facility. It may experience unplanned outages and other technical difficulties, and it is vulnerable to damage or interruption from fires, floods, earthquakes, telecommunications and connectivity failures, power failures, and similar events. This facility is also subject to risks from vandalism, break-ins, intrusion, and other malicious attacks. Despite precautions taken, such as disaster recovery planning and back-up procedures, a natural disaster, act of terrorism or other unanticipated problem could cause a loss of information and data and lengthy interruptions in the availability of our services and hosted software offerings because we do not operate or maintain fully redundant systems. We rely on hosted systems maintained by third-party providers to deliver technical support services to consumers, including taking customer orders, handling telecommunications for customer calls, and tracking sales and service delivery. Any interruption or failure of our internal or external systems could prevent us or our service providers from accepting orders and delivering services, or cause company and customer data to be unintentionally disclosed. Our continuing efforts to upgrade and enhance the security and reliability of our information technology and communications infrastructure could be very costly, and we may have to expend significant resources to remedy problems such as a security breach or service interruption. Interruptions in our services resulting from labor disputes, telephone or Internet failures, power or service outages, natural disasters or other events, or a security breach could reduce our revenue, increase our costs, cause customers and channel partners to fail to renew or to terminate their use of our offerings, and harm our reputation and our ability to attract new customers.

Because a small number of customers and channel partners have historically accounted for and may in future periods account for substantial portions of our revenue, delays of specific programs or losses of certain customers could decrease our revenue.

A small number of customers and channel partners have historically accounted for, and may in future periods account for, substantial portions of our revenue. For the fourth quarter of 2008, two companies, Customer A and Customer B accounted for 22% and 12% of total revenue, respectively. For the year ended December 31, 2008, two companies, Customer A and Customer C accounted for 11% and 13% of our total revenue, respectively. In 2009, we are likely to continue to derive a significant portion of our revenue from transactions with a limited number of customers and channel partners. Therefore, our revenue could decline because of the loss of a single customer or delay of a significant program by a consumer partner. Additionally, we may not obtain new customers. The failure to obtain significant new customers or alliances, the loss or delay of significant customer orders, the failure to establish and grow additional channel partners and the failure to receive fees for products or services delivered would harm our operating results.

If existing customers in our Enterprise business do not renew maintenance contracts or purchase additional products and services, our operating results could suffer.

Historically, we have derived, and expect to continue to derive, a significant portion of our total revenue from existing Enterprise customers who purchase additional products and services and renew maintenance contracts. Our customers may not renew maintenance contracts, they may renew on less favorable terms or at a reduced level of support, or they may not purchase additional products and services. Also, instability in the current macroeconomic climate may cause certain customers to spend less on services or on maintenance renewals. In addition, as we introduce new products, our current customers may not require or desire the functionality of our new products and may not ultimately purchase these products. Fewer new license customers or renewals in one period may lead to a decrease in the amount of maintenance revenue in subsequent periods. If our customers do not renew maintenance contracts or do not purchase additional products and services, our revenue would decline and our operating results would suffer.

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

We may be unable to sustain Segment Operating Profitability in our Enterprise segment if we do not manage costs effectively.

One of our goals for 2009 is to deliver Segment Operating Profitability in our Enterprise segment. Our ability to do so is heavily dependent on our ability to manage costs, including costs of professional services, licenses and maintenance. Our ability to maintain Segment Operating Profitability will also be hampered to the extent that our Enterprise revenue decreases, including due to macroeconomic factors. The cost of delivering our professional services is expensive and if unanticipated factors in a project are encountered, we may be subject to monetary and other significant penalties, and the operating results from our Enterprise business would suffer. While substantially smaller than the cost of professional services, our costs of license and costs of maintenance nevertheless represent an important portion of the Enterprise segment’s costs. If we do not manage these costs in line with our revenue, the Enterprise segment’s operating performance would deteriorate. In addition, if we are unable to manage costs in our Enterprise segment for research and development or sales and marketing, our Enterprise segment may not be able to sustain Segment Operating Profitability.

If our revenue from our international operations does not exceed the expense of establishing and maintaining international operations, our business would suffer.

For the years ended December 31, 2008, 2007 and 2006, international revenue was 23%, 24% and 23% of our total revenue, respectively. We may not be able to compete effectively in international markets or effectively manage our operations in various countries, including our relatively new Consumer operations. We must make significant investments ahead of revenue in order to launch new programs, and these costs may be higher outside North America. If we do not generate enough revenue from international operations to offset the expense of these operations in either segment, our operating results would suffer. Risks we face in conducting business internationally include:

•	Expenses related to and difficulties in staffing and managing international operations, including managing a geographically dispersed workforce in compliance with diverse local laws and customs;

•	Changes in currency exchange rates and controls;

•	Localization of our products, services, and end user terms;

•	Competition from local providers who may have lower costs and more familiarity with local markets;

•	Compliance with a variety of complex laws and treaties, including unexpected changes in (or new) legislative or regulatory requirements;

•	Differing technology standards, intellectual property protections, consumer protection and data privacy standards, and other legal considerations;

•	Lower prices for software and services;

•	Difficulty in reaching geographically dispersed customers;

•	Loss of proprietary information due to piracy, misappropriation or weaker laws regarding intellectual property;

•	Longer sales cycles;

•	Seasonal trends unique to international markets;

•	Dependence on local vendors, consultants and business partners;

•	Potential adverse tax consequences;

•	Licenses, tariffs and other trade barriers;

•	Difficulties in maintaining effective internal control over financial reporting and compliance as a result of a geographically-dispersed workforce and customers;

•	Longer collection cycles for accounts receivable; and

•	The effects of external events such as terrorist acts and any related conflicts or similar events worldwide.

Each of these risks could materially increase our costs, and unless the revenue from our international operations offsets the costs of establishing and operating our business outside the U.S., our operating results could be significantly harmed.

Our investments in marketable securities are subject to market risks which may cause losses and affect the liquidity of these investments.

We have historically invested our portfolio in government debt securities, municipal debt securities with an auction reset feature (“auction-rate securities”), corporate notes and bonds, commercial paper and money market funds meeting certain criteria. At December 31, 2008, we had $64.3 million in cash and cash equivalents and $23.6 million in short-term and long-term investments. Certain of these investments are subject to general credit, liquidity, market and interest rate risks, which may be exacerbated by the global macroeconomic downturn that, among other things, has caused credit and liquidity issues.

Commencing in February 2008, illiquidity conditions in the global credit markets resulted in failed auctions for all of our auction-rate securities held. In the near term, our ability to liquidate our investments or fully recover the carrying values may be limited or not exist. In addition, adverse market events could cause us to lose part or all of our investment in our portfolio. The market risks associated with our investment portfolio may have a negative adverse effect on our results of operations, liquidity and financial condition. Financing arrangements that are available to us include the right to a loan from UBS at no net cost for up to the amount of the par value of our eligible auction-rate securities. This loan option is part of the rights offer we signed with UBS in November, 2008, and is available until June 30, 2010. As of December 31, 2008, we had not exercised our right to obtain this loan.

We may realize losses on our investments in auction rate securities or be unable to liquidate these investments at desired times in desired amounts.

At December 31, 2008, we held $24.5 million, par value, of auction rate securities (ARS). Historically, our ARS were highly liquid, and used a Dutch auction process that resets the applicable interest rate at predetermined intervals, typically every 28 to 35 days, to provide liquidity at par. However, as a result of disruption in the global credit and capital markets, the auctions for all of our ARS failed beginning in February 2008 when sell orders exceeded buy orders. Accordingly, we were unable to sell any of our ARS. Of the $24.5 million of ARS as of December 31, 2008, approximately $20.9 million is held by UBS AG (UBS) and have been classified as trading securities because of the put option described below. Accordingly, the decline in fair value of these ARS during the year ended December 31, 2008 of approximately $7.1 million has been recorded as a charge to earnings and has been off-set by the value of the ARS Put Option as described below.

In November 2008, we accepted an offer from UBS, entitling UBS, at any time during a two-year period from June 30, 2010 through July 2, 2012, to buy our auction-rate securities originally purchased from UBS at par value. In accepting the offer, we granted UBS the authority to sell or auction the ARS at par at any time up until the expiration date of the offer and released UBS from any claims relating to the marketing and sale of ARS. Prior to any sale of our ARS, ARS will continue to accrue and pay interest as determined by the auction process or the terms specified in the prospectus of the ARS if the auction process fails. UBS’s obligations under the offer are not secured by its assets and do not require UBS to obtain any financing to support its performance obligations under the offer. UBS has disclaimed any assurance that it will have sufficient financial resources to satisfy its obligations under the offer. If UBS has insufficient funding to buy back the ARS and the auction process continues to fail, then we may incur further losses on the carrying value of the ARS.

The remaining ARS was issued by another investment advisor who has not made an offer similar to UBS. Accordingly, we have continued to classify the ARS issued by this adviser as available-for-sale securities. Changes in their market value during the year ended December 31, 2008 have been recorded through other comprehensive income as a $1.6 million loss. If market conditions deteriorate further, we may be required to record additional unrealized losses in other comprehensive income or as impairment charges. We will not be able to liquidate these investments unless the issuer calls the security, a successful auction occurs, a buyer is found outside of the auction process, or the security matures.

We have recorded long-lived assets, and our results of operations would be adversely affected if their value becomes impaired.

Goodwill and identifiable intangible assets were recorded in part due to our acquisition of substantially all of the assets of Core Networks Incorporated in September 2004 and our acquisition of YourTechOnline.com in May 2008. We also have certain intangible assets with indefinite lives. We assess the impairment of goodwill and indefinite lived intangible assets annually or more often if events or changes in circumstances indicate that the carrying value may not be recoverable. We assess the impairment of acquired product rights and other finite lived intangible assets whenever events or changes in circumstances indicate that its carrying amount may not be recoverable. As a result of our discontinuance of active marketing and selling of one of the products we acquired from Core Networks, and a reevaluation of the fair value of the Core Network’s technology intangible assets, we recognized a non-cash write-down of approximately $1.7 million during the fourth quarter of 2007. An impairment loss was recognized because the sum of the discounted future net cash flows expected to result from the use of the assets and their eventual disposition was less than the carrying amounts. Such impairment loss was measured as the difference between the carrying amounts of the assets and their fair value. Furthermore, we evaluate cash flows at the lowest operating level. If the number of reporting segments increases in the future, as it has in 2008, this may make impairment more probable than it would be with fewer reporting segments. As was the case in the fourth quarter of 2007, future write-downs of goodwill or net long-lived and intangible assets, would cause our operating results to suffer.

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

We are also focused on increasing our operating margins and improving our operating efficiencies. To this end, we reduced our workforce in the fourth quarter of 2008 and again in the first quarter of 2009. All of these changes place a strain on our management, and our administrative, technical, operational and financial infrastructure. In addition, reductions in our workforce could make it difficult to motivate and retain remaining employees or attract needed new employees, and could also affect our ability to deliver products and services in a timely fashion.

We must compete successfully in the markets in which we operate or our business will suffer.

We compete in markets that are highly competitive, subject to rapid change and significantly affected by new product introductions and other market activities of industry participants. We compete with a number of companies in the market for support automation. In addition, our customers and potential customers have developed or may develop similar offerings internally.

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

In our Consumer business, we compete with electronics retailers that offer premium technology services, digital service provides, anti-virus providers, PC manufacturers, warranty providers, companies that offer online technology support and local computer repair shops. Certain of these competitors have longer operating histories, significantly greater financial, technical and other resources, greater access to large numbers of consumers, stronger strategic alliances or greater name recognition than we have.

Our future product and service offerings may not achieve market acceptance.

If we fail to develop enhanced versions of our software and services offerings in a timely manner or to provide products and services that achieve rapid and broad market acceptance, we may not maintain or expand our market share. We may fail to identify new product and service opportunities for our current market or new markets that we enter in the future. In addition, our existing products and services may become obsolete if we fail to introduce new products and services that meet new customer demands, support new standards or integrate with new or upgraded versions of packaged applications or operating systems. While we are developing new products and services, such as our new Dynamic Agent technology and RemoteTango product, there can be no assurance that these new products will gain market acceptance or generate material revenue for us. We have limited control over factors that affect market acceptance of our product and services, including the willingness of companies to transition to automated solutions and customer preferences for competitors’ products, services and delivery models.

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

We currently serve a customer base with a wide variety of constantly changing hardware, software and networking platforms. If we fail to release versions of our software that are compatible with operating systems, software applications or hardware devices used by our customers or their end-users, our business and operating results would suffer. Our future success also depends on the continuing ability of our products to inter-operate with multiple platforms and packaged applications used by our customer base and on our management of software being developed by third parties for our customers or for use with our products.

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

A fundamental requirement for online communications, transactions and support is the secure collection, storage and transmission of confidential information. Our systems collect and store confidential and/or personal information of our customers and their end-users, including credit card information, and our employees and contractors may access and use that information in the course of providing services for our customers. In addition, we collect and retain personal information of our employees in the ordinary course of our business. We and our third-party contractors use commercially available technologies to secure this information. Despite these measures, third parties may attempt to breach the security of our data or that of our customers. In addition, errors in the storage or transmission of data could breach the security of that information. We may be liable to our customers for any breach in security and any breach could subject us to governmental or administrative proceedings or monetary penalties, and harm our business and reputation. Also, computers are vulnerable to computer viruses, physical or electronic break-ins and similar disruptions, which could lead to interruptions, delays or loss of data. We may be required to expend significant capital and other resources to comply with mandatory privacy and security standards required by law, industry standard, or contract, and to further protect against security breaches or to correct problems caused by any breach.

Privacy concerns and laws or other domestic or foreign regulations may require us to incur significant costs and may reduce the effectiveness of our solutions, and our failure to comply with those laws or regulations may harm our business and cause us to lose customers.

Our software contains features that allow our customers and our technical support agents to access, control, monitor or collect information from computers running the software. Federal, state and foreign government bodies and agencies, however, have adopted or are considering adopting laws and regulations restricting or otherwise regulating the collection, use and disclosure of personal information obtained from consumers and individuals. Those regulations could require costly compliance measures, could reduce the efficiency of our operations, and could require us to modify our products, systems or services. Liability for violation of, costs of compliance with, and other burdens imposed by such laws and regulations may limit the use and adoption of our solutions and reduce overall demand for them. Even the perception of privacy concerns, whether or not valid, may harm our reputation and inhibit adoption of our solutions. In addition, we may face claims about invasion of privacy or inappropriate disclosure, use, storage, or loss of information obtained from our customers. Any imposition of liability could harm our reputation, cause us to lose customers and cause our operating results to suffer.

We are exposed to risks associated with credit card and payment fraud and with credit card processing.

Certain of our customers use credit cards to pay for our Consumer technology support offerings. We may suffer losses as a result of orders placed with fraudulent credit cards or other payment data. Our failure to detect or control payment fraud could have an adverse effect on our results of operations. We are also subject to payment card association operating standards and requirements, as in effect from time to time. Compliance with those standards requires us to invest in network and systems infrastructure and processes. Failure to comply with these rules or requirements may subject us to fines, potential contractual liabilities, and other costs, resulting in harm to our business and results of operations.

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

We rely upon intellectual property laws to protect our proprietary rights, and if these rights are not sufficiently protected, it could harm our ability to compete and to generate revenue.

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

Compliance with public company rules and regulations is costly and requires significant resources in proportion to our revenue.

The Sarbanes-Oxley Act of 2002, as well as rules subsequently implemented by the Securities and Exchange Commission and the Nasdaq Global Select Market, has required changes in corporate governance practices of public companies. These rules and regulations require significant internal and external compliance resources that are disproportionately costly for publicly traded companies of our size. Additionally, such compliance has made some activities more time-consuming. These rules and regulations make it more difficult and more expensive for us to obtain director and officer liability insurance, and we may be required to accept reduced coverage or incur substantially higher costs to obtain coverage. Also, these rules and regulations could also make it more difficult for us to attract and retain qualified members of our board of directors, particularly to serve on our audit committee, and qualified executive officers.

ITEM 1B.	UNRESOLVED STAFF COMMENTS.

Not applicable.

ITEM 2.	PROPERTIES.

Our corporate headquarters lease covers approximately 37,400 square feet at 1900 Seaport Boulevard, 3rd Floor, Redwood City, California. This lease expires in July, 2012. In addition, we have an office in India with 20,339 square feet and an office in Belgium with 3,692 square feet, as well as small sales offices in various geographies. In 2008, we also had offices in Halifax, Canada and Uxbridge, United Kingdom. We closed the Halifax facility in December 2008 and the Uxbridge facility in January 2009. We believe our remaining facilities are adequate to meet our current business requirements.

ITEM 3.	LEGAL PROCEEDINGS.

In November 2001, a class action lawsuit was filed against us, two of our former officers, and certain underwriters in the United States District Court for the Southern District of New York. The lawsuit was consolidated with similar complaints filed against 55 underwriters and more than 300 other companies and other individual officers and directors of those companies; the consolidated case is In re Initial Public Offering Securities Litigation, No. 21 MC 92 (SAS) (S.D.N.Y.). The lawsuit alleged that our registration statement and prospectus for the issuance and initial public offering of 4,250,000 shares of our common stock contained material misrepresentations and/or omissions related to alleged inflated commissions received by the underwriters of the offering. The lawsuit seeks unspecified damages as well as interest, fees and costs. Plaintiffs have commenced discovery as to underwriters and issuers, although principally with respect to focus or test cases that do not name us as a defendant. While we cannot predict with certainty the outcome of the litigation, we believe we and our officers have meritorious defenses to the claims in the litigation.

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

No matters were submitted to a vote of security holders during the fourth quarter of the year ended December 31, 2008.

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

Market of Common Stock

Our common stock has been traded publicly on the Nasdaq Global Select Market under the symbol “SPRT” since July 19, 2000. Before July 19, 2000, there was no public market for our common stock. The following table sets forth the highest and lowest sale price of our common stock for the quarters indicated:

	Low	High
Fiscal Year 2007:
First Quarter	$5.17	$7.01
Second Quarter	$4.95	$6.10
Third Quarter	$4.54	$5.90
Fourth Quarter	$3.83	$6.43
Fiscal Year 2008:
First Quarter	$3.09	$4.60
Second Quarter	$2.93	$4.11
Third Quarter	$2.87	$3.90
Fourth Quarter	$1.73	$3.44

Holders of Record

As of February 28, 2009, there were approximately 164 holders of record of our common stock (not including beneficial holders of stock held in street name).

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

Stock Price Performance Graph

The following graph illustrates a comparison of the cumulative total stockholder return (change in stock price plus reinvested dividends) of the Company’s Common Stock and the CRSP Total Return Index for the Nasdaq U.S. Stocks (the “Nasdaq Composite Index”) and Nasdaq Computer and Data Processing Services Index from December 31, 2003 through December 31, 2008. The graph assumes that $100 was invested on December 31, 2003 in us, the Nasdaq Composite Index and the Nasdaq Computer and Data Processing Services Index and that all dividends were reinvested. No cash dividends have been declared or paid on our common stock. Our common stock has been traded on the Nasdaq Global Select Market since July 19, 2000. The comparisons in the table are required by the Securities and Exchange Commission and are not intended to forecast or be indicative of possible future performance of our common stock.

COMPARISON OF CUMULATIVE TOTAL RETURN AMONG

SUPPORTSOFT, INC.,

THE NASDAQ COMPOSITE INDEX, AND

THE NASDAQ COMPUTER INDEX

CUMULATIVE TOTAL RETURN AT PERIOD END

	12/31/03	12/31/04	12/31/05	12/31/06	12/30/07	12/31/08
SupportSoft, Inc.	$100.00	$50.61	$32.07	$41.64	$33.81	$16.95
Nasdaq Composite Index	$100.00	$108.59	$110.08	$120.56	$132.39	$78.72
Nasdaq Computer Index	$100.00	$103.25	$106.09	$112.61	$137.22	$73.15

The information presented above in the stock performance graph shall not be deemed to be “soliciting material” or to be “filed” with the Securities and Exchange Commission or subject to Regulation 14A or 14C, except to the extent that we subsequently specifically request that such information be treated as soliciting material or specifically incorporate it by reference into a filing under the Securities Act of 1933 or Exchange Act.

ITEM 6.	SELECTED CONSOLIDATED FINANCIAL DATA.

The information set forth below is not necessarily indicative of results of future operations and should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the Consolidated Financial Statements and related notes included in Items 7 and 8 of Part II of this Report.

	Years Ended December 31,
	2008	2007	2006	2005	2004
	(in thousands, except per share data)
Consolidated Statements of Operations Data:
Revenue:
License	$11,813	$15,780	$16,415	$32,737	$37,923
Maintenance	15,881	16,084	15,672	14,317	11,002
Services	14,365	14,888	12,941	14,877	11,692
Consumer	6,811	1,050	—	—	—

Total revenue	48,870	47,802	45,028	61,931	60,617

Costs and expenses:
Cost of license	337	218	499	555	295
Cost of maintenance.	1,930	2,586	1,225	988	418
Cost of services	13,652	15,652	13,599	13,128	9,592
Cost of consumer	9,615	4,608	—	—	—
Amortization/write-down of intangible assets	202	2,815	1,090	1,090	363
Research and development	8,896	9,441	9,247	11,185	9,746
Sales and marketing	24,305	30,410	23,336	25,159	23,965
General and administrative	11,006	9,296	10,163	8,618	6,454
In-process research and development	—	—	—	—	1,618

Total costs and expenses	69,943	75,026	59,159	60,723	52,451

Income (loss) from operations	(21,073)	(27,224)	(14,131)	1,208	8,166
Interest income and other, net	2,506	6,526	6,383	3,619	2,298

Income (loss) before income taxes	(18,567)	(20,698)	(7,748)	4,827	10,464
Provision for income taxes	(539)	(671)	(487)	(402)	(310)

Net income (loss)	(19,106)	(21,369)	(8,235)	4,425	10,154

Basic net income (loss) per share	$(0.41)	$(0.47)	$(0.19)	$0.10	$0.24

Shares used in computing basic net income (loss) per share	46,098	45,610	44,113	43,032	42,355

Diluted net income (loss) per share	$(0.41)	$(0.47)	$(0.19)	$0.10	$0.22

Shares used in computing diluted net income (loss) per share	46,098	45,610	44,113	44,519	45,590

	December 31,
	2008	2007	2006	2005	2004
	(in thousands)
Consolidated Balance Sheet Data:
Cash, cash equivalents and investments	$87,856	$112,940	$119,891	$120,663	$120,341
Working capital	68,429	109,280	118,238	119,807	113,320
Total assets	123,586	138,458	152,605	156,249	150,205
Long-term obligations	2,453	1,318	411	1,111	2,210
Accumulated deficit	(109,665)	(90,559)	(69,190)	(60,955)	(65,380)
Total stockholders’ equity	105,446	120,862	132,503	134,394	127,857

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following discussion of our financial condition and results of operations should be read in conjunction with our Consolidated Financial Statements and the related notes included elsewhere in this Form 10-K. The following discussion includes forward-looking statements. Please see the section entitled “Forward-Looking Statements and Risk Factors” in Item 1A of this Report for important information to consider when evaluating these statements.

Overview

Consumer

In 2008, Consumer revenue increased to $6.8 million from $1.1 million in 2007, an increase of 549%. This growth was driven primarily by the national rollout of our services to all North American stores of our largest channel partner, Office Depot. We experienced increases in the rate at which services such as software installation are attached to sales of new technology products by our channel partners, as well as an increase in sales of diagnosis and repair services for customers’ existing computers. Throughout the year, we increased our number of technical support agents to meet the increased demand for our services.

During the year, we also launched a number of additional programs. In our direct business at support.com, we expanded our service offerings to include subscription services. We also expanded our service portfolio with a number of new product offerings, including data backup and data migration.

Our goals in the Consumer segment are to grow and diversify revenue and to improve service delivery efficiency. We aim to diversify and grow revenue by enhancing our programs and expanding our service offerings. With respect to programs, we plan to expand existing programs, convert our most promising pilots into full programs, add new channel partners and grow our direct support.com business. With respect to service offerings, we recently introduced subscription-based offerings at support.com and began offering them through channel partners in early 2009. We have also introduced new services such as online backup and data migration, and plan to continue to expand our offerings to include educational services and support for additional devices.

We aim to improve service delivery efficiency in the Consumer segment by optimizing our service delivery operations through increased automation, process improvement, performance management, improved forecasting, revenue scale and labor cost optimization. We are focusing a substantial part of our research and development activities on technology that increases the efficiency and improves the effectiveness of our technical support agents. We have introduced significant process improvements into our service delivery operations; augmented our enhanced call center management team to drive efficiency gains and productivity increases; and we expect improved forecasting and revenue scale to enable resource optimization. To further enhance service delivery efficiency, we are exploring a number of means for optimizing labor costs.

In 2009, we expect to continue to invest in our Consumer business. While we expect our investments to ultimately provide revenue growth and operating efficiencies, we currently expect to incur a net loss in the Consumer segment in 2009.

Enterprise

Total revenue in the Enterprise segment was $42.1 million, $46.8 million and $45.0 million for the years ending December 31, 2008, 2007 and 2006, respectively. The decrease in total revenue in 2008 over 2007 was due primarily to lower license revenue and, in the fourth quarter of 2008, lower service revenue. We have experienced a trend of decreasing annual license revenue over the last four years. License revenue has decreased due to closing fewer large licensing transactions with customers. The increase in total revenue in 2007 over 2006 was due primarily to higher maintenance and services revenue. In 2009, we expect significantly lower revenue as a result of the global slowdown affecting businesses generally and due to the completion of payments under a large customer contract that contributed substantially to revenue in 2008. In order to maintain Segment Operating Profitability on the Enterprise segment, we have sought to align our cost structure with this environment by reducing costs through a restructuring in the fourth quarter of 2008, as well as in the first quarter of 2009.

Our goals in the Enterprise segment include achieving Segment Operating Profitability and introducing new products to sustain and grow revenue. In order to achieve Segment Operating Profitability, we are carefully managing the costs in our Enterprise business to make sure our spending is appropriate for the macroeconomic environment in 2009. As a result, we completed reductions in force in the fourth quarter of 2008 and in the first quarter of 2009. In addition to reducing headcount, we have reduced facilities expenses by closing certain of our physical offices and moving to a work-from-home model in certain geographies.

In expanding our product offerings, our new Dynamic Agent will build on the desktop software agent our customers have deployed to more than 50 million users worldwide, and will allow customers to offer content that is targeted and personalized for specific users based on diagnostic information gleaned from their computers. When combined with new capabilities for presenting marketing offers and downloading digital goods, the Dynamic Agent will allow customers to use our platform for revenue generation as well as support services. Our RemoteTango product, scheduled for release in late 2009, will be remote control software delivered in a hosted, SaaS model. Remote control software enables one computer user to control another’s machine; it is used heavily in technical support and remote infrastructure management. We have had remote control in our product portfolio for some time, but our new product has been redesigned for SaaS delivery and will be offered on a standalone basis rather than as part of a larger suite of product and service offerings. While we have invested significant resources in the new Dynamic Agent and RemoteTango offerings, no assurance can be given that they will be introduced successfully, gain market acceptance or generate material revenue for us.

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

Critical Accounting Policies and Estimates

In preparing our Consolidated Financial Statements in conformity with accounting principles generally accepted in the United States, we make assumptions, judgments and estimates that can have a significant impact on our net revenue, and operating results, as well as on the value of certain assets and liabilities on our consolidated balance sheet. We base our assumptions, judgments and estimates on historical experience and various other factors that we believe to be reasonable under the circumstances. Actual results could differ materially from these estimates under different assumptions or conditions. On a regular basis we evaluate our assumptions, judgments and estimates and make changes accordingly. We believe that the assumptions, judgments and estimates involved in the accounting for revenue recognition, allowance for doubtful accounts, business combinations—purchase accounting, fair value estimates, accounting for income taxes, accounting for goodwill and other intangible assets, and stock-based compensation have the greatest potential impact on our Consolidated Financial Statements, so we consider these to be our critical accounting policies. We discuss below the critical accounting estimates associated with these policies. For further information on the critical accounting policies, see Note 1 of our Notes to Consolidated Financial Statements.

Revenue Recognition

In our Consumer segment, revenue is derived primarily from fees for technology support services. These services include those that are delivered on a one-time basis (“incident-based” services) as well as those that delivered over time (“subscription” services). We provide these services through channel partners and directly to consumers. Firms that serve as channel partners for us are generally invoiced monthly for services delivered during that period (i.e., a sale is made through to their end-user). Fees from transactions directly with consumers are generally paid with a credit card at the time of delivery. For incident-based services, revenue is recognized during the period in which the services are delivered. For subscription-based services, revenue is recognized ratably over the subscription period. Our direct-to-consumer channel generally provides a five-day warranty period during which refunds may be granted with partners. The warranty period varies across channels, and in some channels our partner bears the cost of refunds. We recognize revenue net of refunds at the end of the warranty period. Refunds have not been material to date. We also license certain of our Consumer software products to channel partners who use our software to provide services to their customers. Channel partners are charged a per-use fee for the software and revenue is recognized in the period usage occurs.

In our Enterprise segment, we recognize revenue in accordance with generally accepted accounting principles that have been prescribed for the software industry. Our revenue recognition policy is one of our critical accounting policies because revenue is a key component of our results of operations and is based on complex rules which require us to make judgments. In applying our revenue recognition policy we must determine which portions of our revenue are recognized currently and which portions must be deferred and recognized later. In order to determine current and deferred revenue, we make estimates with regard to the expected amount of future services to be performed and the appropriate fair value for those services. We also make judgments as to whether future services are essential to the functionality of other elements of the software arrangement. We do not record revenue on sales transactions when the collection of cash is in doubt at the time of sale. Rather, revenue is recognized from these transactions as cash is collected. The determination of collectability requires significant judgment.

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

Business Combinations—Purchase Accounting

Under the purchase method of accounting, we allocate the purchase price of acquired companies to the tangible and intangible assets acquired and liabilities assumed based on their estimated fair values. We record the excess of purchase price over the aggregate fair values as goodwill. We engage third-party appraisal firms to assist us in determining the fair values of assets acquired and liabilities assumed. These valuations require us to make significant estimates and assumptions, especially with respect to intangible assets. We have estimated the economic lives of certain acquired assets and these live are used to calculate depreciation and amortization expenses. We have estimated the future cash flows to be derived from such assets, and these estimates are used to determine the fair value of the assets. If our estimates of the economic lives or the future cash flows change, depreciation or amortization expenses could be accelerated or slowed and the value of our intangible assets could be impaired.

Fair Value Measurements

Effective January 1, 2008, SupportSoft adopted SFAS No. 157, “Fair Value Measurements.” SFAS No. 157 defines fair value, establishes a framework for measuring fair value under generally accepted accounting principles and enhances disclosures about fair value measurements. Fair value is defined under SFAS No. 157 as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. Valuation techniques used to measure fair value under SFAS No. 157 must maximize the use of observable inputs and minimize the use of unobservable inputs. The standard describes a fair value hierarchy based on three levels of inputs, of which the first two are considered observable and the last unobservable, that may be used to measure fair value, which are the following:

•

Level 1—Quoted prices in active markets for identical assets or liabilities. Therefore, determining fair value for Level 1 instruments generally does not require significant management judgment, and the estimation is not difficult.

•

Level 2—Inputs other than Level 1 that are observable, either directly or indirectly, such as quoted prices for similar assets or liabilities; quoted prices in markets that are not active; or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities.

•

Level 3—Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities. The determination of fair value for Level 3 instruments requires the most management judgment and subjectivity.

Level 3 assets consist of auction-rate debt securities with various state student loan authorities and the auction-rate securities put option. Beginning in February 2008 and through March 2009, all auctions for these securities have failed. Based on the continued failure of these auctions and the underlying maturities of the securities, we have classified auction-rate securities as long-term assets on our 2008 balance sheet. The fair value of the auction-rate securities and the related put option as of December 31, 2008 was estimated by management.

Fair Value Estimates

In November, 2008, we signed a Rights Agreement with UBS concerning the disposition of its Auction Rate Securities (ARS). The UBS agreement gives us the right to sell our ARS holdings back to UBS, at par value, beginning June 30, 2010 through July 2, 2012. Prior to June 30, 2010, UBS and we have the right to sell our ARS holdings at any time; should UBS sell the holdings, UBS must return par value to us. The rights represent a freestanding financial instrument for accounting purposes. As noted above, we elected to value this “put” option at fair value as allowed under SFAS No. 159. We recognized the value of the repurchase right as an asset with the corresponding gain recorded in earnings. Fair value was determined using a “with and without” approach, based on a discounted cash flow valuation comparing the value of the auction-rate securities with the put option and without it. We took into account the same factors as those used to value the auction rate securities noted above. The value of the rights offer was recorded in interest income and expense, net. As of December 31, 2008, the value of the rights offer was $7.1 million, which off-set the realized loss recorded on the related auction-rate securities in our Statement of Operations.

Our auction-rate securities continue to be presented as long-term investment on our Balance Sheet, while the value of the rights agreement is presented separately as auction-rate securities put option. At December 31, 2008, the value of the auction-rate securities and the auction-rate securities put option was 18.5% of our total assets. This ARS Put Option is not a traditional put option in that it is non-transferable, non-assignable, and not available for trade in any financial market.

We have made certain estimates in calculating the fair value of the ARS Put Option for our UBS securities, including estimates for the weighted average remaining term (WART) of the underlying securities in which actual WART from servicing reports was unavailable, the expected return, and the discount rate. If our estimates for these assumptions change, the fair value estimate of our ARS holdings as well as the fair value estimate of our ARS Put Option would change, which would impact our operating results.

Accounting for Income Taxes

We are required to estimate our income taxes in each of the tax jurisdictions in which we operate. This process involves management’s estimation of our actual current tax exposures together with an assessment of temporary differences determined based on the difference between the financial statement and tax basis of certain items. These differences result in net deferred tax assets and liabilities, which are included within our Consolidated Balance Sheet. We must assess the likelihood that we will be able to recover our deferred tax assets. If recovery is not likely, we must increase our provision for taxes by recording a valuation allowance against the deferred tax assets that we estimate will not ultimately be recoverable. We currently have provided a full valuation allowance on our U.S deferred tax assets and a full or partial valuation allowance on certain foreign deferred tax assets. At December 31, 2008, our net deferred tax asset was $44.3 million and our valuation allowance was $(43.8) million.

Accounting for Goodwill and Other Intangible Assets

At December 31, 2008, our recorded goodwill was $12.6 million. We assess the impairment of goodwill annually or more often if events or changes in circumstances indicate that the carrying value may not be recoverable. An impairment loss would be recognized if the fair value of the reporting unit is less than the carrying value of the reporting unit’s net assets on the date of the evaluation. The estimate of cash flow is based upon, among other things, certain assumptions about expected future operating performance and an appropriate discount rate determined by our management. Our estimates of discounted cash flows may differ from actual cash flows due to, among other things, economic conditions, changes to the business model or changes in operating performance. If we made different estimates, material differences may result in write-downs of net long-lived and intangible assets, which would be reflected by charges to our operating results for any period presented. Furthermore, we evaluate cash flows at the lowest operating segment level. If the number of reporting segments increases in the future, as it has in 2008, this may make impairment more probable than it would be with fewer reporting segments. As of September 30, 2008, we concluded our annual evaluation for impairment of goodwill and no impairment was recognized. We evaluate our goodwill for impairment during the third quarter of each year, or more frequently if indicators of impairment exist.

At December 31, 2008, our recorded net identifiable intangible assets were $417,000. We assess the impairment of finite lived identifiable intangible assets whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. An impairment loss would be recognized when the sum of the future net cash flows expected to result from the use of the asset and its eventual disposition is less than its carrying amount. Such impairment loss would be measured as the difference between the carrying amount of the asset and its fair value.

Stock-based compensation

We account for stock-based compensation in accordance with the provisions of SFAS 123R. Under the fair value recognition provisions of SFAS 123R, stock-based compensation cost is estimated at the grant date based on the fair value of the award and is recognized as expense ratably over the requisite service period of the award. We estimate the fair value of stock-based awards on the grant date using the Black-Scholes-Merton option-pricing model. Determining the appropriate fair value model and calculating the fair value of stock-based awards requires judgment, including estimating stock price volatility, forfeiture rates and expected life. If any of these assumptions used in the option-pricing models changes significantly, stock-based compensation may differ materially in the future from that record.

Results of Operations

The following table presents certain Consolidated Statements of Operations data for the periods indicated as a percentage of total revenue:

	Years Ended December 31,
	2008	2007	2006
Revenue:
License fees	24%	33%	36%
Maintenance	33	34	35
Services	29	31	29
Consumer	14	2	—

Total revenue	100	100	100

Costs and expenses:
Cost of license fees	1	0	1
Cost of maintenance	4	5	3
Cost of services	28	32	30
Cost of consumer	20	10	—
Amortization/write-down of intangible assets	0	6	2
Research and development	18	20	20
Sales and marketing	50	64	52
General and administrative	22	20	23

Total costs and expenses	143	157	131

Loss from operations	(43)	(57)	(31)
Interest income and other, net	5	14	14

Loss before income taxes	(38)	(43)	(17)
Provision for income taxes	(1)	(2)	(1)

Net Loss	(39)%	(45)%	(18)%

Years Ended December 31, 2008, 2007, and 2006

Revenue

Our total revenue for the year ended December 31, 2008 was $48.9 million. Our total revenue increased in 2008 by $1.1 million, or 2% from 2007. For the year ended December 31, 2007 our total revenue was $47.8 million, which was an increase of $2.8 million, or 6% from the year ended December 31, 2006.

($ in thousands)

	2008	% Change 2007 to 2008	2007	% Change 2006 to 2007	2006
License fees	$11,813	(25)%	$15,780	(4)%	$16,415
Maintenance	15,881	(1)%	16,084	3%	15,672
Services	14,365	(4)%	14,888	15%	12,941
Consumer	6,811	549%	1,050	100%	—

Total revenue	$48,870	2%	$47,802	6%	$45,028

Consumer Segment

Consumer revenue was comprised primarily of fees for technology support services provided through channel partners and, to a lesser extent, directly to consumers through support.com. Our Consumer business was launched in the first quarter of 2007. Consumer revenue was $6.8 million for the year ended December 31, 2008 and $1.1 million for the year ended December 31, 2007, respectively. Revenue from our Consumer offerings have been derived predominantly from technology support services that are paid for on a per-incident basis. We also license certain of our Consumer software products to consumer partners on a per-use basis. In early 2007, we had just begun to offer our Consumer solutions so revenues in 2007 were significantly smaller than revenues in 2008. The increase in Consumer revenue from 2007 to 2008 was due to increased services demand from consumer partners, primarily from one channel partner that accounted for 11% of our total company revenue. It is difficult to predict the timing of revenue from the Consumer segment because the timing of such revenue is dependent on the successful completion of pilot programs and their conversion to full-scale programs. Such timing will vary from consumer partner to consumer partner. Accordingly, Consumer revenue will likely fluctuate from period to period. Notwithstanding the foregoing, we expect Consumer revenue to grow in 2009 as a result of expansion of existing programs, developing consumer partnerships with additional companies through which our offerings can reach end-consumers and growing our direct business.

Enterprise Segment

Revenue related to our Enterprise business was $42.1 million for the year ended December 31, 2008, $46.8 million for the year ended December 31, 2007 and $45.0 million in 2006. Our Enterprise revenue has been derived from our traditional Enterprise customers and has consisted of software license fees and fees for maintenance, consulting, hosting and training services. Over the last three years, we have licensed our software to Enterprise customers predominately on a perpetual basis in which we recognize the license revenue up front, assuming all criteria for revenue recognition under the applicable accounting rules have been met. Maintenance fees related to perpetual software licenses result in ratable revenue over the period of the maintenance term, which is generally one year. Multi-year maintenance agreements are divided into annual periods over which revenue is recognized ratably. Consulting and training revenues are recognized as the services are performed or in accordance with predefined project milestones. Hosting fees are recognized ratably over the term of the hosting arrangement.

License revenue.    License revenue is comprised of fees for perpetual and term licenses of our software. Revenue from perpetual licensing, which represents a substantial majority of our license revenue, is recognized upon contract signing assuming all other criteria for revenue recognition have been met. Revenue from license fees was $11.8 million for the year ended December 31, 2008, $15.8 million for the year ended December 31, 2007, and $16.4 million for the year ended December 31, 2006. We have experienced a trend of decreasing annual license revenue over the last four years. License revenues have decreased primarily due to closing fewer large licensing transactions with our Enterprise customers. In 2008, we had six customers that each accounted for more than $500,000 of our aggregate license revenue. This compares to seven such customers in 2007 and 12 such customers in 2006. Additionally, the decrease in license revenue in 2008 from 2007 was due in part to one customer whose aggregate purchases decreased to $2.2 million in 2008 from $4.8 million in 2007. Customers in recent periods have often elected to license our software in smaller initial quantities and may elect to acquire additional licenses as their growth requires. Moreover, the majority of our license revenue has been derived from existing customers who require fewer licenses in current periods since their initial purchases have already been made. Historically, a relatively small number of customers have accounted for a substantial portion of our license revenue. Given the current global macroeconomic environment and the completion of payment under a large customer contract that contributed substantially to revenue in 2008, we expect license revenue to decline further in 2009.

Maintenance revenue.    Maintenance revenue is comprised primarily of revenue from post-contract technical support services which includes software product updates. Maintenance revenue is recognized ratably over the term of the maintenance period, which is generally one year. Maintenance revenue was $15.9 million for the year ended December 31, 2008, $16.1 million for the year ended December 31, 2007 and $15.7 million for the year ended December 31, 2006. Maintenance revenue declined slightly in 2008 compared with 2007 as maintenance revenue from new licenses did not exceed the reduction in revenue from maintenance renewals. We expect maintenance revenue to decline further in 2009 as a result of the global macroeconomic environment, possible reductions by customers in the level of support and products under maintenance, decreasing sales of new licenses, and certain customer losses.

Services revenue.    Services revenue is primarily comprised of revenue from professional services, such as consulting, training and fees for hosting services. Services revenue is generally recognized as the services are performed. Revenue from service fees was $14.4 million for the year ended December 31, 2008, $14.9 million for the year ended December 31, 2007 and $12.9 million for the year ended December 31, 2006. Our services revenue may fluctuate from period to period depending on the overall demand for our consulting services and level of consulting activity with major customers. In the fourth quarter of 2008, services revenue decreased $1.2 million from $3.8 million in the third quarter of 2008. We believe this decrease is related to the macroeconomic climate and is likely to continue in 2009. In 2008, we had three customers that each accounted for more than $1.0 million of our aggregate service revenue. This compares to five such customers in 2007 and two such customers in 2006. Services revenue declined slightly in 2008 compared with 2007 due to lower services revenue from a customer whose revenue decreased to $1.1 million in 2008 from $1.4 million in 2007. The increase in services revenue in 2007 from 2006 was due primarily to increased services demand, particularly from one customer whose revenue increased to $3.0 million in 2007 from $0.6 million in 2006. Given the current global macroeconomic environment, we expect services revenue to decline further in 2009.

Revenue Mix

The components of revenue by type, expressed as a percentage of total revenue were:

	Year Ended December 31,
	2008	2007	2006
Perpetual license revenue	21%	29%	32%
Term license revenue	3	4	4
Maintenance revenue	32	34	35
Services revenue	30	31	29
Consumer revenue	14	2	—

Total revenue	100%	100%	100%

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

For the year ended December 31, 2008, two customers accounted for more than 10% of our total revenue; one customer in our Consumer Segment, Customer A, accounted for 11% and one customer in our Enterprise Segment, Customer C, accounted for 13% of total revenue. One customer in our Enterprise segment, Customer C, represented 18% of total revenue for the year ended December 31, 2007. For the year ended December 31, 2006, no customers accounted for 10% or more of our total revenue. Revenue from customers outside the United States accounted for approximately 23%, 24% and 23% of our total revenue in 2008, 2007 and 2006, respectively.

Cost of license fees, maintenance, services and the amortization/write-down of intangible assets

($ in thousands)

	2008	% Change 2007 to 2008	2007	% Change 2006 to 2007	2006
Cost of license fees	$337	55%	$218	(56)%	$499
Cost of maintenance	1,930	(25)%	2,586	111%	1,225
Cost of services	13,652	(13)%	15,652	15%	13,599
Cost of consumer	9,615	109%	4,608	100%	—
Amortization/write down of intangible assets	202	(93)%	2,815	158%	1,090

Total cost of revenues	$25,736	(1)%	$25,879	58%	$16,413

Consumer Segment

Cost of Consumer.    Cost of Consumer revenue consists primarily of salary and related expenses for the Consumer operations and technical support agents, technology and telecommunication expenses related to the delivery of services and other employee-related expenses. The increases for 2008 as compared to 2007 were due primarily to salary and related overhead expenses for our technical support agents. We increased the number of technical support agents in order to meet volume increases. We expect cost of Consumer revenue to continue to increase as we add technical support agents to support higher anticipated call volumes. We are implementing improvements in efficiency in our service delivery operations that we expect to cause our gross margin in our Consumer segment to be positive exiting 2009.

Enterprise Segment

Cost of license fees.    Cost of license fees consists primarily of third-party royalty fees under license arrangements for technology embedded into or sold with our products and represented approximately 1% or less of total revenue in each year. Cost of license fees for 2008 was higher than 2007 because of the remote control software we licensed to enhance our remote support capabilities. Cost of license fees for 2006 was higher than 2007 because of certain revenue arrangements that included third parties fees. There were no such arrangements with third party fees in 2007.

Cost of maintenance.    Cost of maintenance consists primarily of compensation costs and related overhead expenses for customer support personnel. Cost of maintenance was $1.9 million for the year ended December 31, 2008, $2.6 million for the year ended December 31, 2007, and $1.2 million for the year ended December 31, 2006. Cost of maintenance for 2008 was lower than 2007 due primarily to decreases in salary and related employee costs as a result of a decrease in the number of customer support personnel. Cost of maintenance for 2007 was higher than 2006, which was due primarily to increases in salary and related employee costs as a result of a year-over-year headcount increase.

Cost of services.    Cost of services consists primarily of the cost of our professional services organization such as compensation, travel, related overhead expenses for professional services personnel, technical support agents, and costs of third parties for subcontracted consulting services. Cost of services revenue was $13.7 million for the year ended December 31, 2008, $15.7 million for the year ended December 31, 2007, and $13.6 million for the year ended December 31, 2006. The decrease in cost of services for 2008 compared with 2007 was due primarily to a transition from higher per person cost third-party contractors to lower per person cost employees. The increase for 2007 as compared to 2006 was due to an increase in salary and related employees costs as a result of an increase in the number of professional services personnel.

Amortization/write-down of intangible assets.    Amortization expenses of intangible assets in 2008 and 2007 were $202,000 and $2.8 million, respectively. The decrease in 2008 compared to 2007 is due to a write-down of the carrying value of the intangible assets during the fourth quarter of 2007. Amortization expense in 2008 was based on the reduced carrying value of the intangible assets and therefore decreased for the year ended December 31, 2008. The increase of $1.7 million in amortization expense of intangible assets in 2007 to $2.8 million from $1.1 million in 2006 was due to the write down of intangible assets. Effective December 31, 2007, we ceased actively selling one of the products we had previously acquired from Core Networks in 2004. In connection with this action and a reevaluation of all of the Core Network intangible assets, we recognized a non-cash impairment loss of approximately $1.7 million in the fourth quarter of 2007. An impairment loss was recorded because the sum of the discounted future net cash flows expected to result from the use of the assets and their eventual disposition was less than the carrying amounts of such assets. Such impairment loss was measured as the difference between the carrying amounts of the assets and their then-current fair value.

Operating expenses

($ in thousands)

	2008	% Change 2007 to 2008	2007	% Change 2006 to 2007	2006
Research and development	$8,896	(6)%	$9,441	2%	$9,247
Sales and marketing	24,305	(20)%	30,410	30%	23,336
General and administrative	11,006	18%	9,296	(9)%	10,163

Total operating expenses	$44,207	(10)%	$49,147	15%	$42,746

Research and development.    Research and development costs are expensed as incurred. Research and development expense consists primarily of compensation costs, third-party consulting expenses and related overhead costs for research and development personnel. Research and development costs were $8.9 million for the year ended December 31, 2008, as compared to $9.4 million for the year ended December 31, 2007 and $9.2 million for the year ended December 31, 2006. The decrease in research and development expense in 2008 from 2007 was primarily due to lower salary and related expenses due to fewer research and development personnel. Research and development expense was relatively consistent between 2007 and 2006.

Sales and marketing.    Sales and marketing expense consists primarily of compensation costs, including salaries, sales commissions and related overhead costs for sales, business development and marketing personnel; expenses for lead generation activities; and promotional expenses, including public relations, advertising and marketing events, in both the Enterprise and Consumer businesses. Sales and marketing expense was $24.3 million for the year ended December 31, 2008, as compared to $30.4 million for the year ended December 31, 2007 and $23.3 million for the year ended December 31, 2006. The decrease in sales and marketing expense in 2008 from 2007 was primarily due to lower salary and related employees costs and lower commission as a result of reduced personnel and decreased consumer media expense and direct marketing expenses. Sales and marketing expense increased in 2007 from 2006 due primarily to increases in salary and related employees costs as a result of added personnel and increased advertising expenses.

General and administrative.    General and administrative expense consists primarily of compensation costs and related overhead costs for administrative personnel and professional fees for legal, accounting and other professional services. General and administrative expense was $11.0 million for the year ended December 31, 2008, $9.3 million for the year ended December 31, 2007, and $10.2 million for the year ended December 31, 2006. The increase in general and administrative expenses in 2008, compared to 2007 was primarily due to increase in salaries and related employee costs and professional services fees associated with increasing our general and administrative functions to support and grow our current business. General and administrative expense decreased in 2007 from 2006 due to a decrease in personnel.

Restructuring and impairment charges.    For the years ended December 31, 2008, 2007 and 2006, we recorded restructuring charges of $1.9 million, $1.2 million and $817,000, respectively. Such charges related to reductions in our work force and related facilities costs. Restructuring charges are reflected in the applicable cost of revenue or operating expense line items in the Consolidated Statement of Operations, the detail of which is presented in Note 7 to the Consolidated Financial Statements. We recorded approximately $900,000 of such charges in the first quarter of 2009. We expect to pay approximately $1.5 million of our accrued restructuring liabilities in the first quarter of 2009.

Interest income and other, net

($ in thousands)

	2008	% Change 2007 to 2008	2007	% Change 2006 to 2005	2006
Interest income and other, net	$2,506	(62)%	$6,526	2%	$6,383

Interest income and other, net.    Interest and other income consist primarily of interest income. Interest income and other, net was $2.5 million for the year ended December 31, 2008, $6.5 million for the year ended December 31, 2007, and $6.4 million for the year ended December 31, 2006. The decrease in interest earned during fiscal 2008, compared to fiscal 2007, was due primarily to lower interest rates on our cash invested in money market funds and our lower cash and investment balances. Higher interest rates and higher cash and investment balances resulted higher interest income on our invested cash and marketable securities in fiscal 2007 and fiscal 2006.

Provision for income taxes

($ in thousands)

	2008	2007	2006
Loss before income taxes	$(18,567)	$(20,698)	$(7,748)
Provision for income taxes	(539)	(671)	(487)

Net Loss	$(19,106)	$(21,369)	$(8,235)

Provision for income taxes.    The provisions for income taxes are comprised of estimates of current and deferred taxes due in foreign jurisdictions and payments of foreign withholding taxes. The 2008, 2007 and 2006 tax provisions varied from our expected tax provision at the U.S. federal statutory rate primarily due to our inability to use certain net operating losses. The decrease in the provision for income taxes in 2008 from 2007 is due to decreased foreign income in certain jurisdictions resulting in a reduced tax provision in these locations as well as certain benefits from refundable credits in the US.

Liquidity and Capital Resources

Total cash, cash equivalents, investments and the auction-rate security put option at December 31, 2008 was $95.0 million. This was a $17.9 million reduction from the balance of $112.9 million at December 31, 2007. As of December 31, 2008, the aggregate value of the auction-rate securities and auction-rate security put option was $22.9 million, which was approximately 19% of total assets.

Operating Activities

Net cash used in operating activities was $12.3 million for the year ended December 31, 2008, $10.4 million for the year ended December 31, 2007, and $3.1 million for the year ended December 31, 2006. Amounts included in net loss, which do not require the use of cash, primarily include the depreciation of fixed assets, amortization of premiums and discounts on marketable securities, stock-based compensation expense, realized loss on our auction-rate securities and corresponding realized gain on the auction rate security put option. The sum of these items totaled $6.2 million, $7.8 million, and $5.5 million in 2008, 2007 and 2006, respectively. Net cash used in operating activities during 2008 was primarily the result of the net loss of $19.1 million, an increase in accounts receivable of $252,000, gain on the auction-rate security put option of $7.1 million and offset by a corresponding loss on our auction-rate securities of $7.2 million and a decrease in deferred revenue of $454,000. Net cash used in operating activities during 2007 was primarily the result of the net loss of $21.4 million and a decrease in deferred revenue of $3.1 million, offset by a decrease in accounts receivable of $5.1 million. Net cash used in operating activities during 2006 was the result of the net loss of $8.2 million and a decrease in deferred revenue of $1.4 million, offset by a decrease in accounts receivable of $2.3 million.

Our accounts receivable and deferred revenue balances fluctuate from period to period and are primarily dependent on (i) the timing of the closure of our license arrangements, especially larger contracts concluded late in the period, (ii) the related invoicing and payment provisions under those contracts, (iii) the timing of maintenance renewals and consulting billings, and (iv) collections.

Accounts receivable were $10.4 million, $10.1 million and $15.1 million at December 31 2008, 2007 and 2006, respectively. Accounts receivable from 2007 to 2008 remained fairly consistent. The decrease in accounts receivable from 2006 to 2007 was primarily due to fewer large customer balances in accounts receivable as we have sold fewer large license transactions (and related maintenance renewals) in recent years. There were four customers who each had accounts receivable balances greater than $500,000 and who together accounted for approximately $4.2 million of our aggregate accounts receivable as of December 31, 2007. By comparison, at December 31, 2006 there were ten customers who each had accounts receivable balances greater than $500,000 and who together accounted for approximately $9.7 million of our aggregate accounts receivable.

Total deferred revenue was $10.1 million, $10.5 million and $13.6 million at December 31, 2008, 2007 and 2006 respectively. Deferred revenue decreased in each of the last three years. Customers typically purchase maintenance contracts when they license our products. The decrease in deferred maintenance revenue is consistent with the lower level of license revenue over the same three year period. Additionally, deferred revenue has decreased due to the ongoing amortization of term-based licenses originally recorded in deferred revenue at the outset of those arrangements.

Investing Activities

Net cash provided by (used in) investing activities was $63.4 million for the year ended December 31, 2008, $3.2 million for the year ended December 31, 2007, and $(8.0) million for the year ended December 31, 2006. Net cash provided by investing activities in 2008 was primarily due to sales and maturities of $109.4 million of marketable securities largely offset by the purchase of $41.3 million of marketable securities, the purchase of $1.4 million of technology, $2.8 million used for the acquisition of YTO and expenditures of $566,000 for property and equipment. Net cash provided by investing activities in 2007 was primarily due to sales and maturities of $112.5 million in marketable securities offset by the purchase of $106.9 million in marketable securities and $2.4 million in property and equipment purchases, primarily related to the build out of our new headquarters office. The amount of net cash used in investing activities for the year ended December 31, 2006 was primarily to the result of the purchase of $92.4 million in marketable securities and to a lesser extent the purchase of $964,000 in property and equipment, offset by the sale and maturity of $85.3 million in marketable securities.

Financing Activities

Net cash generated by financing activities was $381,000 for the year ended December 31, 2008, $4.8 million for the year ended December 31, 2007, and $3.1 million for the year ended December 31, 2006. In 2008, 2007 and 2006, cash generated by financing activities was primarily attributable to the exercise of employee stock options and the purchase of common stock under the employee stock purchase plan.

Working Capital and Capital Expenditure Requirements

At December 31, 2008, we had stockholders’ equity of $105.4 million and working capital of $68.4 million. Included as a reduction to working capital is short-term deferred revenue of $9.1 million, which will not require settlement in cash, but will be recognized as revenue in the future. We believe that our existing cash balances will be sufficient to meet our working capital and capital expenditure requirements for at least the next 12 months.

If we require additional capital resources to grow our business internally or to acquire complementary technologies and businesses at any time in the future, we may seek to sell additional equity or debt securities. The sale of additional equity could result in more dilution to our stockholders. Financing arrangements that are available to us include the right to a loan from UBS at no net cost for up to the amount of the par value of our eligible auction-rate securities. This loan option is part of the rights offer we signed with UBS in November, 2008, and is available until June 30, 2010. As of December 31, 2008, we had not exercised our right to obtain this loan.

As noted above, we plan to make substantial investments in our business during 2009, including in our Consumer segment. We believe these investments and others are essential to create sustainable growth in our business in the future. Because these investments will likely precede any associated revenues, we expect our working capital balance to decrease in the near term. Additionally, we may choose to acquire other businesses or complimentary technologies to enhance our product capabilities and such acquisitions would likely require the use of cash.

Acquisition

On May 2, 2008, we acquired all of the stock of YourTechOnline.com (YTO). In connection with the acquisition, we used approximately $2.8 million in cash, including purchase consideration of approximately $2.7 million and direct transaction costs of approximately $0.1 million. Accordingly, the operations of YTO are included in our accompanying Consolidated Statements of Operations from May 2, 2008, the acquisition date. YTO’s service delivery methodology involves technical support agents who view and control a computer screen remotely. We acquired YTO to bolster our remote consumer service delivery capabilities utilizing home-based technical support agents.

Contractual Obligations

The following summarizes our contractual obligations at December 31, 2008 and the effect these contractual obligations are expected to have on our liquidity and cash flows in future periods (in thousands).

	Payments Due By Period
	Total	1 Year or Less	1–3 Years	After 3 Years
Operating leases	$4,726	$1,624	$2,606	$496

These obligations are for noncancelable operating leases including our headquarters office and offices to carry out sales, marketing, research and development, and services operations globally. These obligations also include the Company’s outstanding liabilities for payment of leases for facilities that have been impaired.

Due to the uncertainty with respect to the timing of future cash flows associated with our unrecognized tax benefits at December 31, 2008, we are unable to make reasonably reliable estimates of the period of cash settlement with the respective taxing authority. Therefore, $456,000 of unrecognized tax benefits have been excluded from the contractual obligations table. See Note 9 to the Consolidated Financial Statements for a discussion on income taxes.

Off-Balance Sheet Arrangements

At December 31, 2008, we did not have any significant off-balance sheet arrangements, as defined in Item 303(a)(4)(ii) of Regulation S-K.

Recent Accounting Pronouncements

In December 2007, the FASB issued SFAS No. 141 (revised 2007), “Business Combinations.” SFAS No. 141R will significantly change the accounting for business combinations in a number of areas, including the measurement of assets and liabilities acquired and the treatment of contingent consideration, contingencies, acquisition costs, in-process research and development and restructuring costs. In addition, under SFAS No. 141R, changes in deferred tax asset valuation allowances and acquired income tax uncertainties in a business combination after the measurement period will affect the income tax provision. SFAS No. 141R is effective for business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning after December 15, 2008, which means that it will be effective for our fiscal year beginning January 1, 2009. Early adoption is prohibited. SFAS 141R will impact the accounting for any acquisitions completed subsequent to December 31, 2008.

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements,” which establishes accounting and reporting standards for the noncontrolling (minority) interest in a subsidiary and for the deconsolidation of a subsidiary. SFAS No. 160 is effective for business arrangements entered into in fiscal years beginning on or after December 15, 2008, which means that it will be effective for our fiscal year beginning January 1, 2009. Early adoption is prohibited. While we are currently evaluating the impact of adopting SFAS No. 160 on our Consolidated Financial Statements, we do not expect the adoption of SFAS No. 160 to have a significant impact on our financial statements.

In March 2008, the FASB issued SFAS No. 161, “Disclosures About Derivative Instruments and Hedging Activities.” SFAS No. 161 is intended to enhance the current disclosure framework in FASB Statement 133, “Accounting for Derivative Instrument and Hedging Activities.” SFAS No. 161 requires enhanced disclosures about an entity’s derivative and hedging activities. SFAB No. 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged. While we are currently evaluating the impact of adopting SFAS No. 161 on our Consolidated Financial Statements, we do not expect the adoption of SFAS No. 161 to have a significant impact on our financial statements.

In October 2008, the FASB issued FSP No. FAS 157-3, “Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active.” This FSP clarifies the application of SFAS 157 in a market that is not active and provides an example to illustrate key considerations in determining the fair value of a financial asset when the market for that financial asset is not active. In particular, it provides additional guidance on (a) how the reporting entity’s own assumptions (that is, expected cash flows and appropriately risk-adjusted discount rates) should be considered when measuring fair value when relevant observable inputs do not exist, (b) how available observable inputs in a market that is not active should be considered when measuring fair value, and (c) how the use of market quotes (for example, broker quotes or pricing services for the same or similar financial assets) should be considered when assessing the relevance of observable and unobservable inputs available to measure fair value. This FSP is effective upon issuance, including prior periods for which financial statements have not been issued. The Company evaluated the impact of this FSP and concluded that its considerations in determining the fair value of its financial assets when the market for them is not active are consistent with the FSP’s guidance.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Interest Rate and Market Risk

There has been significant deterioration and instability in the financial markets during 2008 and into 2009. This period of extraordinary disruption and readjustment in the financial markets exposes us to additional investment risk. The value and liquidity of the securities in which we invest could deteriorate rapidly and the issuers of such securities could be subject to credit rating downgrades. In light of the current market conditions and these additional risks, we actively monitor market conditions and developments specific to the securities and security classes in which we invest. We believe that we take a conservative approach to investing our funds. While we believe we take prudent measures to mitigate investment related risks, such risks cannot be fully eliminated, as there are circumstances outside of our control.

The primary objective of our investment activities is to preserve principal while at the same time maximizing the income we receive from our investments without significantly increasing risk. To achieve this objective, we invest our excess cash in a variety of securities, including government debt securities, auction-rate securities, corporate notes and bonds, commercial paper and money market funds meeting certain criteria. These securities are classified as available-for-sale, except for our UBS ARS holdings, which are classified as trading, as described below. Consequently, our available-for-sale securities are recorded on the balance sheet at fair value with unrealized gains or losses reported as a separate component of accumulated other comprehensive income (loss). Our holdings of the securities of any one issuer, except government agencies, do not exceed 10% of our portfolio. We do not utilize derivative financial instruments to manage our interest rate risks.

As of December 31, 2008, we held $23.6 million in investments (excluding cash and cash equivalents), which consisted primarily of government debt securities, auction-rate securities, corporate notes and bonds, and commercial paper. The weighted average interest rate of our portfolio was approximately 2.33% at December 31, 2008. A decline in interest rates over time would reduce our interest income from our investments. A decrease in interest rates of 100 basis points would cause a corresponding decrease in our annual interest income of approximately $236,000.

At December 31, 2008 and 2007 we had investments in AAA-rated auction-rate debt securities with various state student loan authorities with estimated fair values aggregating $15.8 million and $38.9 million, respectively. The student loans made by these authorities are substantially guaranteed by the federal government through the Federal Family Education Loan Program (FFELP). Auction-rate securities are long-term floating rate bonds tied to short-term interest rates. After the initial issuance of the securities, the interest rate on the securities is reset periodically, at intervals established at the time of issuance (e.g., every seven days, twenty-eight days, thirty-five days, or every six months), based on market demand, if the auctions are successful. Auction-rate securities are bought and sold in the marketplace through a competitive bidding process often referred to as a “Dutch auction.” If there is insufficient interest in the securities at the time of an auction, the auction may not be completed and the auction-rate security then pays a default interest rate. Following such a failed auction, we cannot access our funds that are invested in the corresponding auction-rate securities until a future auction of these investments is successful, new buyers express interest in purchasing these securities in between reset dates, issuers establish a different form of financing to replace these securities, or final payments become due according to contractual maturities. Commencing in February 2008, illiquidity conditions in the global credit markets resulted in failed auctions for all of our auction-rate securities held. In the near term, our ability to liquidate our investments or fully recover the carrying values may be limited or not exist.

In August 2008, UBS, the broker-dealer for 85% of our auction-rate securities, announced a settlement under which it has offered to provide liquidity solutions for, or purchase, the auction-rate securities held by its institutional clients. In October 2008, UBS extended an offer of rights to us to sell our eligible auction-rate securities at par value back to UBS during the time period from June 30, 2010 through July 2, 2012. All of the auction-rate securities we hold with UBS qualify as “eligible” for purposes of the rights offer. Under the offer, UBS will have sole discretion without prior notice to us, to sell eligible securities and return par value to us through July 2, 2012. In November 2008, we elected to accept the offer of rights from UBS that gives us the option to sell UBS a total of $20.9 million at par value at any time beginning June 30, 2010 through July 2, 2012. Upon acceptance of the UBS rights offer, we elected to value the put option at fair value as allowed under SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities.” Refer to the Auction Rate Security Put Option section in Note 1 to the Consolidated Financial Statements for more information. Given the unprecedented failure of the entire auction-rate securities market and the various legal settlements taking place to return principal to investors, including the UBS rights offer, we have elected a one-time transfer of our UBS auction-rate securities from available-for-sale to trading securities in accordance with FASB Statement No. 115, “Accounting for Certain Investments in Debt and Equity Securities” (SFAS 115). The transfer to trading securities reflects management’s intent to exercise its put option during the period June 30, 2010 to July 3, 2012. We recorded a realized loss of $7.1 million, in interest income and other, net, in our consolidated statement of operations upon electing this one-time transfer of our $20.9 million of auction-rate securities to trading. The impact to our Statement of Operations was offset by the value of the rights offer as of December 31, 2008 of $7.1 million. We will continue to mark the UBS auction-rate securities to market each reporting period, with changes in value being recorded in interest income and other, net.

The fair value of our auction-rate securities at December 31, 2008 reflects an unrealized loss of $1.6 million, entirely related to securities classified as available-for-sale. Fair value for all auction-rate securities was based on a discounted cash flow valuation that takes into account a number of factors including the weighted average remaining term (WART) of the underlying securities, the expected return, and the discount rate. The actual WART from servicing reports was used where available. For securities where the actual WART was not available an estimate based on other securities held was used. The expected return was calculated based on the last twelve months average for the 91 day T-bill plus a spread. This rate is the typical default rate for auction rate securities. The discount rate was calculated using the 3-month LIBOR rate plus adjustments for the security type and the current lack of liquidity. Changes in any of the above estimates, especially the weighted average remaining term or the discount rate, could result in a material change to the fair value. At December 31, 2008, all auction-rate securities were classified as Level 3 assets in accordance with the Statement of Financial Accounting Standards (SFAS) No. 157 hierarchy. Presently we have determined the decline in value for the available-for-sale auction-rate securities to be temporary because i) we have the intent and ability to hold these securities in the near term in order to recoup their par values; ii) through December 31, 2008 all of the securities have maintained their AAA credit ratings; iii) loans made by the issuers are backed by the federal government; and iv) we have noted no deterioration in the credit quality of the issuers.

However if circumstances change, we may be required to record an other-than-temporary impairment charge on the available-for-sale auction-rate securities. We may similarly be required to record other-than-temporary impairment charges if the ratings on any of these securities are reduced or if any of the issuers default on their obligations. In addition to impairment charges, any of these events could cause us to lose part or all of our investment in these securities. Any of these events could materially affect our results of operations and our financial condition. We currently believe these securities are not significantly impaired for the reasons described above; however, it could take until the final maturity of the underlying notes (up to 30 years) to realize our investments’ recorded value.

Impact of Foreign Currency Rate Changes

The functional currencies of our international operating subsidiaries are the local currencies. We translate the assets and liabilities of our foreign subsidiaries at the exchange rates in effect on the balance sheet date. We translate their cost–plus income and expenses at the average rates of exchange in effect during the period. We include translation gains and losses in the stockholders’ equity section of our balance sheet. We include net gains and losses resulting from foreign exchange transactions in interest income and other in our statements of operations. Since we translate foreign currencies (primarily Canadian dollars, British pounds, European Union euros and Indian rupees) into U.S dollars for financial reporting purposes, currency fluctuations can have an impact on our financial results. We have both revenues and expenses that are denominated in foreign currencies. Historically, foreign currency expenses have been larger than foreign currency revenues. A weaker US dollar environment would have a negative impact to our Income Statement, while a stronger US dollar environment would have a positive impact on our Income Statement. The historical impact of currency fluctuations has generally been immaterial. Although the impact of currency fluctuations on our financial results has generally been immaterial, there can be no guarantee that the impact of currency fluctuations will not be material in the future. As of December 31, 2008 we did not engage in foreign currency hedging activities.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

SUPPORTSOFT, INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders of

SupportSoft, Inc.

We have audited the accompanying consolidated balance sheets of SupportSoft, Inc. as of December 31, 2008 and 2007, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2008. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of SupportSoft, Inc. at December 31, 2008 and 2007, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2008, in conformity with U.S. generally accepted accounting principles.

As discussed in Note 9 to the consolidated financial statements, effective January 1, 2007, SupportSoft, Inc. adopted Financial Accounting Standards Board Interpretations No. 48, “Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109.”

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), SupportSoft, Inc.’s internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 10, 2009 expressed an unqualified opinion thereon.

/s/    ERNST & YOUNG LLP

San Jose, California

March 10, 2009

SUPPORTSOFT, INC.

CONSOLIDATED BALANCE SHEETS

(in thousands except share and per share data)

	December 31,
	2008	2007
ASSETS
Current assets:
Cash and cash equivalents	$64,306	$12,926
Short-term investments	7,784	100,014
Accounts receivable, less allowance of $197 and $310 at December 31, 2008 and 2007, respectively	10,384	10,087
Prepaid expenses and other current assets	1,642	2,531

Total current assets	84,116	125,558

Long-term investments	15,766	—
Auction rate securities put option	7,148	—
Property and equipment, net	1,275	2,086
Goodwill	12,646	9,792
Purchased technology, net	1,318	—
Intangible assets, net	417	340
Other assets	900	682

Total assets	$123,586	$138,458

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$890	$461
Accrued compensation	2,129	2,320
Other accrued liabilities	3,534	3,421
Deferred revenue, less long-term portion	9,134	10,076

Total current liabilities	15,687	16,278
Deferred revenue—long-term portion	985	426
Other long-term liabilities	1,468	892

Total liabilities	18,140	17,596

Commitments and contingencies
Stockholders’ equity:
Preferred stock; par value $0.0001, 5,000,000 shares authorized; no shares issued or outstanding	—	—
Common stock; par value $0.0001, 150,000,000 shares authorized; 46,141,743 issued and outstanding at December 31, 2008 and 46,012,109 issued and outstanding at December 31, 2007	5	5
Additional paid-in capital	217,647	212,188
Accumulated other comprehensive loss	(2,541)	(772)
Accumulated deficit	(109,665)	(90,559)

Total stockholders’ equity	105,446	120,862

Total liabilities and stockholders’ equity	$123,586	$138,458

See accompanying notes.

SUPPORTSOFT, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands except per share data)

	Year Ended December 31,
	2008	2007	2006
Revenue:
License	$11,813	$15,780	$16,415
Maintenance	15,881	16,084	15,672
Services	14,365	14,888	12,941
Consumer	6,811	1,050	—

Total revenue	48,870	47,802	45,028

Costs and expenses:
Cost of license	337	218	499
Cost of maintenance	1,930	2,586	1,225
Cost of services	13,652	15,652	13,599
Cost of consumer	9,615	4,608	—
Amortization/write down of intangible assets	202	2,815	1,090
Research and development	8,896	9,441	9,247
Sales and marketing	24,305	30,410	23,336
General and administrative	11,006	9,296	10,163

Total costs and expenses	69,943	75,026	59,159

Loss from operations	(21,073)	(27,224)	(14,131)
Interest income and other, net	2,506	6,526	6,383

Loss before income taxes	(18,567)	(20,698)	(7,748)
Provision for income taxes	(539)	(671)	(487)

Net loss	$(19,106)	$(21,369)	$(8,235)

Basic net loss per share	$(0.41)	$(0.47)	$(0.19)

Shares used in computing basic net loss per share	46,098	45,610	44,113

Diluted net loss per share	$(0.41)	$(0.47)	$(0.19)

Shares used in computing diluted net loss per share	46,098	45,610	44,113

See accompanying notes.

SUPPORTSOFT, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(in thousands, except share data)

	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount
Balances at December 31, 2005	43,627,075	$4	$195,990	$(645)	$(60,955)	$134,394
Components of comprehensive income:
Net loss	—	—	—	—	(8,235)	(8,235)
Unrealized gain on investments	—	—	—	63	—	63
Foreign currency translation adjustment	—	—	—	(169)	—	(169)

Comprehensive loss						(8,341)

Issuance of common stock upon exercise of stock options for cash			3,338			3,338
Issuance of common stock under employee stock purchase plan	807,967	—	2,600	—	—	2,600
Repurchase of common stock	152,678	—	512	—	—	512

Balances at December 31, 2006	44,587,720	$4	$202,440	$(751)	$(69,190)	$132,503
Components of comprehensive income:
Net loss		—	—		(21,369)	(21,369)
Unrealized gain on investments	—	—	—	75	—	75
Foreign currency translation adjustment	—	—	—	(96)	—	(96)

Comprehensive loss						(21,390)

Stock-based compensation expense	—	—	4,943	—	—	4,943
Issuance of common stock upon exercise of stock options for cash	1,292,953	1	4,298	—	—	4,299
Issuance of common stock under employee stock purchase plan	131,436	—	507	—	—	507

Balances at December 31, 2007	46,012,109	$5	$212,188	$(772)	$(90,559)	$120,862
Components of comprehensive income:
Net loss		—	—		(19,106)	(19,106)
Unrealized gain on investments	—	—	—	(1,600)	—	(1,600)
Foreign currency translation adjustment	—	—	—	(169)	—	(169)

Comprehensive loss						(20,875)

Stock-based compensation expense	—	—	5,078	—	—	5,078
Issuance of common stock upon exercise of stock options for cash	2,333	—	1	—	—	1
Issuance of common stock under employee stock purchase plan	127,301	—	380	—	—	380

Balances at December 31, 2008	46,141,743	$5	$217,647	$(2,541)	$(109,665)	$105,446

See accompanying notes.

SUPPORTSOFT, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Year Ended December 31,
	2008	2007	2006
Operating activities:
Net loss	$(19,106)	$(21,369)	$(8,235)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation	1,194	1,149	982
Write-off of fixed assets	105	—	—
Stock-based compensation expense	5,078	4,943	3,338
Amortization of premiums and discounts on marketable securities	(509)	(1,062)	51
Amortization/write-down of intangible assets	202	2,815	1,090
Amortization of purchased technology	57	—	—
Realized loss on investments	7,221	—	—
Gain on auction rate security put option	(7,148)	—	—
Changes in assets and liabilities:
Accounts receivable, net	(252)	5,057	2,293
Prepaid expenses and other current assets	892	386	(501)
Other assets	(213)	131	(137)
Accounts payable	431	145	(725)
Accrued compensation	(186)	237	(609)
Other accrued liabilities	(203)	(348)	720
Other long-term liabilities	569	631	63
Deferred revenue	(454)	(3,111)	(1,416)

Net cash used in operating activities	(12,322)	(10,396)	(3,086)

Investing activities:
Purchases of property and equipment	(566)	(2,422)	(964)
Purchase of developed technology	(1,375)	—	—
Acquisition of business, net of cash acquired	(2,778)	—	—
Purchases of investments	(41,256)	(106,850)	(92,351)
Sales of investments	39,941	40,549	58,500
Maturities of investments	69,467	71,938	26,766

Net cash provided by (used in) investing activities	63,433	3,215	(8,049)

Financing activities:
Proceeds from issuances of common stock	381	4,806	3,112

Net cash provided by financing activities	381	4,806	3,112

Net increase (decrease) in cash and cash equivalents	51,492	(2,375)	(8,023)
Effect of exchange rate changes on cash and cash equivalents	(112)	(68)	50
Cash and cash equivalents at beginning of period	12,926	15,369	23,342

Cash and cash equivalents at end of period	$64,306	$12,926	$15,369

Supplemental schedule of cash flow information:
Income taxes paid	$402	$274	$294

See accompanying notes.

SUPPORTSOFT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note	1. Organization and Summary of Significant Accounting Policies

Nature of Operations

SupportSoft, Inc. (“SupportSoft,” “the Company,” “We” or “Our”), was incorporated in the state of Delaware on December 3, 1997. SupportSoft provides software and services designed to make technology work. Our Consumer segment is a technology-enabled services business that was launched in 2007 to provide consumers with assistance in resolving technology problems. Our Enterprise segment consists of our traditional business in which we license technical support software to digital service providers (telecommunications and cable companies) and corporate IT departments and IT outsourcers.

Our headquarters is located in Redwood City, California We have international operations in several countries.

Basis of Presentation

The Consolidated Financial Statements include the accounts of SupportSoft and its wholly owned subsidiaries. All significant intercompany transactions and balances have been eliminated.

Foreign Currency Translation

The functional currency of the Company’s foreign subsidiaries is generally the local currency. Assets and liabilities of SupportSoft’s wholly owned foreign subsidiaries are translated from their respective functional currencies at exchange rates in effect at the balance sheet date, and revenues and expenses are translated at average exchange rates prevailing during the year. Any material resulting translation adjustments are reflected as a separate component of stockholders’ equity in accumulated other comprehensive income or loss. Realized foreign currency transaction gains and losses were not material during the years ending December 31, 2008, 2007, and 2006.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the Consolidated Financial Statements and accompanying notes. The accounting estimates that require management’s most significant, difficult and subjective judgments include the valuation and recognition of investments, the valuations of the revenue and accounts receivable, the assessment of recoverability of intangible assets and their estimated useful lives, the valuations and recognition of stock-based compensation and the recognition and measurement of current and deferred income tax assets and liabilities. Actual results could differ materially from these estimates.

Reclassifications

Certain amounts in the Consolidated Financial Statements and Notes to Consolidated Financial Statements for prior years have been reclassified to conform to current year’s presentation. Specifically, Consumer revenue has been reclassified from services revenue along with the corresponding costs of Consumer revenue. Net operating results have not been affected by these reclassifications.

Concentrations of Credit Risk

Financial instruments that potentially subject us to concentrations of credit risk consist principally of cash equivalents, investments and trade accounts receivable. Our investment portfolio consists of investment grade

SUPPORTSOFT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

securities. Except for obligations of the United States government and securities issued by agencies of the United States government, we diversify our investments by limiting our holdings with any individual issuer. We also limit the amount of credit risk exposure to any one country except the United States. We are exposed to credit risks in the event of default by the issuers to the extent of the amount recorded on the balance sheet. The credit risk in our trade accounts receivable is substantially mitigated by our credit evaluation process and reasonably short payment terms.

Trade Accounts Receivable and Allowance for Doubtful Accounts

Trade accounts receivable are recorded at the invoiced amount. We perform evaluations of our customers’ financial condition and generally do not require collateral. We make judgments as to our ability to collect outstanding receivables and provide allowances for a portion of receivables when collection becomes doubtful. Provisions are made based upon a specific review of all significant outstanding invoices. For those invoices not specifically provided for, provisions are recorded at differing rates, based upon the age of the receivable. In determining these percentages, we analyze our historical collection experience and current payment trends.

The following table summarizes the allowance for doubtful accounts as of December 31, 2008, 2007 and 2006 (in thousands):

	Balance at Beginning of Period	Charged/ (Recovery) to Costs and Expenses	Write-offs	Balance at End of Period
Allowance for doubtful accounts:
Year ended December 31, 2006	$296	$138	$(61)	$373
Year ended December 31, 2007	373	(57)	(6)	310
Year ended December 31, 2008	310	(107)	(6)	197

The following table lists customers representing greater than 10% of total account receivable, net as of December 31, 2008 and 2007:

	% of Total Accounts Receivable, Net Years Ended December 31,
	2008	2007
Customer A	19%	—
Customer B	—	—
Customer C	—	12%
Customer D	12%	11%
Customer E	—	11%

Included in accounts receivable and deferred revenue at December 31, 2008 is approximately $1.2 million related to maintenance billings for customers who have elected to renew their maintenance contracts, but for which the maintenance period has not yet commenced.

Cash, Cash Equivalents and Investments

All liquid instruments with an original maturity at the date of purchase of ninety days or less are classified as cash equivalents. Cash equivalents and short-term investments consist primarily of money market funds,

SUPPORTSOFT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

commercial paper, corporate and municipal bonds and notes and securities issued by the United States government. Long-term investments consist of auction-rate debt securities. Our cash equivalents and short-term investments are classified as available-for-sale, and are reported at fair value with unrealized gains and losses, when deemed to be temporary, included in accumulated other comprehensive income within stockholders’ equity on the Consolidated Balance Sheets. We designated all long-term investments, except for auction-rate securities held by UBS, as available-for-sale which are therefore reported at fair value, with unrealized gains and losses recorded in accumulated other comprehensive income. During the fourth quarter of fiscal 2008, we reclassified auction-rate securities held by UBS from available-for-sale to trading securities. Investments that we designate as trading assets are reported at fair value, with gains or losses resulting from changes in fair value recognized in earnings. Realized gains and losses and declines in value judged to be other-than-temporary on available-for-sale securities are included in interest income and other, net in the Consolidated Statements of Operations. We recorded net unrealized losses on available-for-sale securities of $1.6 million as of December 31, 2008 and net unrealized gains of $21,000 as of December 31, 2007, in accumulated other comprehensive income. Realized gains and losses are recorded using the specific identification method. The net realized loss, excluding auction-rate securities as discussed below, was $73,000 in 2008 and immaterial in 2007 and 2006.

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

The following is a summary of cash, cash equivalents and investments (in thousands):

	For the Year Ended December 31, 2008
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Cash	$6,252	$—	$—	$6,252
Money market fund	55,058	—	—	55,058
Commercial paper	7,774	7	—	7,781
Corporate bonds	3,000	—	(1)	2,999
Auction rate securities (1)	17,352	—	(1,586)	15,766	(1)

	$89,436	$7	$(1,587)	$87,856	(1)

Classified as:
Cash and cash equivalents	$64,306	$—	$—	$64,306
Short-term investments	7,778	7	(1)	7,784
Long-term investments	17,352	—	(1,586)	15,766	(1)

	$89,436	$7	$(1,587)	$87,856	(1)

(1)	In addition to the fair value of our auction-rate securities holdings, we hold the auction-rate security put option, which is classified as a long-term asset valued at $7.1 million as of December 31, 2008. At December 31, 2008, the fair value of cash, cash equivalents, investments and the auction-rate security put option was $95.0 million.

SUPPORTSOFT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	For the Year Ended December 31, 2007
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Cash	$3,298	$—	$—	$3,298
Money market fund	5,651	—	—	5,651
Commercial paper	28,300	18	(1)	28,317
Federal agencies	6,999	3	—	7,002
Corporate bonds	29,821	16	(15)	29,822
Auction rate securities	38,850	—	—	38,850

	$112,919	$37	$(16)	$112,940

Classified as:
Cash and cash equivalents	$12,926	$—	$—	$12,926
Short-term investments	61,143	37	(16)	61,164
Long-term investments	38,850	—	—	38,850

	$112,919	$37	$(16)	$112,940

The following table summarizes the estimated fair value of our available-for-sale and trading debt securities classified by the stated maturity date of the security (in thousands):

	December 31,
	2008	2007
Due within one year	$7,784	$58,165
Due within two years	—	2,999
Due after three years	15,766	38,850

	$23,550	$100,014

The Company has determined that the gross unrealized losses on its available-for-sale investments as of December 31, 2008 are temporary in nature. The Company has reviewed its investment portfolio to identify and evaluate investments that have indications of possible impairment. Factors considered in determining whether a loss is temporary include the magnitude of the decline in market value, the length of time the market value has been below cost (or adjusted cost), credit quality, and the Company’s ability and intent to hold the securities for a period of time sufficient to allow for any anticipated recovery in market value.

At December 31, 2008 and 2007 we had investments in AAA-rated auction-rate debt securities with various state student loan authorities with estimated fair values aggregating $15.8 million and $38.9 million, respectively. The student loans made by these authorities are substantially guaranteed by the federal government through the Federal Family Education Loan Program (FFELP). Auction-rate securities are long-term floating rate bonds tied to short-term interest rates. After the initial issuance of the securities, the interest rate on the securities is reset periodically, at intervals established at the time of issuance (e.g., every seven days, twenty-eight days, thirty-five days, or every six months), based on market demand, if the auctions are successful. Auction-rate securities are bought and sold in the marketplace through a competitive bidding process often referred to as a “Dutch auction.” If there is insufficient interest in the securities at the time of an auction, the auction may not be completed and the auction-rate security then pays a default interest rate. Following such a failed auction, we cannot access our funds that are invested in the corresponding auction-rate securities until a future auction of these investments is successful, new buyers express interest in purchasing these securities in between reset dates, issuers establish a different form of financing to replace these securities, or final payments become due according to contractual

SUPPORTSOFT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

maturities. Commencing in February 2008, illiquidity conditions in the global credit markets resulted in failed auctions for all of our auction-rate securities held. In the near term, our ability to liquidate our investments or fully recover the carrying values may be limited or not exist.

In August 2008, UBS, the broker-dealer for 85% of our auction-rate securities, announced a settlement under which it has offered to provide liquidity solutions for, or purchase, the auction-rate securities held by its institutional clients. In October 2008, UBS extended an offer of rights to us to sell our eligible auction-rate securities at par value back to UBS during the time period from June 30, 2010 through July 2, 2012. All of the auction-rate securities we hold with UBS qualify as “eligible” for purposes of the rights offer. Under the offer, UBS will have sole discretion without prior notice to the Company, to sell our eligible securities and return par value to the Company up through July 2, 2012. In November 2008, we elected to accept the offer of rights from UBS that gives us the option to sell UBS a total of $20.9 million at par value at any time beginning June 30, 2010 through July 2, 2012. Upon acceptance of the UBS rights offer, we elected to value the put option at fair value as allowed under SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities.” Refer to the Auction Rate Security Put Option section below for further discussion. Given the unprecedented failure of the entire auction-rate securities market and the various legal settlements taking place to return principal to investors, including the UBS rights offer, we have elected a one-time transfer of our UBS auction-rate securities from available-for-sale to trading securities in accordance with FASB Statement No. 115, “Accounting for Certain Investments in Debt and Equity Securities” (SFAS 115). The transfer to trading securities reflects management’s intent to exercise its put option during the period June 30, 2010 to July 3, 2012. We recorded a realized loss of $7.1 million, in interest income and other, net, in our consolidated statement of operations upon electing this one-time transfer of our $20.9 million par value of auction-rate securities to trading. This was offset by the value of the rights offer as of December 31, 2008 of $7.1 million. We will continue to mark the UBS auction-rate securities to market each reporting period, with changes in value being recorded in interest income and other, net.

The fair value of our auction-rate securities at December 31, 2008 reflects an unrealized loss of $1.6 million, entirely related to securities classified as available-for-sale. Fair value for all auction-rate securities was based on a discounted cash flow valuation that takes into account a number of factors including the weighted average remaining term (WART) of the underlying securities, the expected return, and the discount rate. The actual WART from servicing reports was used where available. For securities where the actual WART was not available an estimate based on other securities held was used. The expected return was calculated based on the last twelve months average for the 91 day T-bill plus a spread. This rate is the typical default rate for auction rate securities held by us. The discount rate was calculated using the 3-month LIBOR rate plus adjustments for the security type and the current lack of liquidity. Changes in any of the above estimates, especially the weighted average remaining term or the discount rate, could result in a material change to the fair value. At December 31, 2008, all auction-rate securities were classified as Level 3 assets in accordance with the Statement of Financial Accounting Standards (SFAS) No. 157, “Fair Value Measurements” hierarchy. Presently we have determined the decline in value for the available-for-sale auction-rate securities to be temporary because i) we have the intent and ability to hold these securities in the near term in order to recoup their par values; ii) through December 31, 2008 all of the securities have maintained their AAA credit ratings; iii) loans made by the issuers are backed by the federal government; and iv) we have noted no deterioration in the credit quality of the issuers.

However if circumstances change, we may be required to record an other-than-temporary impairment charge on the available-for-sale auction-rate securities. We may similarly be required to record other-than-temporary impairment charges if the ratings on any of these securities are reduced or if any of the issuers default on their obligations. In addition to impairment charges, any of these events could cause us to lose part or all of our investment in these securities. Any of these events could materially affect our results of operations and our financial condition. We currently believe these securities are not significantly impaired for the reasons described above; however, it could take until the final maturity of the underlying notes (up to 30 years) to realize our investments’ recorded value.

SUPPORTSOFT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table sets forth the unrealized losses for the Company’s available-for-sale investments as of December 31, 2008 (in thousands):

	In Loss Position Less Than 12 Months		In Loss Position More Than 12 Months		Total In Loss Position
Description	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Corporate bonds	$2,999	$(1)	$—	$—	$2,999	$(1)
Auction rate securities	—	—	15,766	(1,586)	15,766	(1,586)

Total	$2,999	$(1)	$15,766	$(1,586)	$18,765	$(1,587)

Auction Rate Security Put Option

In November, 2008, SupportSoft signed a Rights Agreement with UBS concerning the disposition of its Auction Rate Securities (ARS). The UBS agreement gives SupportSoft the right to sell its ARS holdings back to UBS, at par value, beginning June 30, 2010 through July 2, 2012. Prior to June 30, 2010, UBS has the right to sell SupportSoft’s ARS holdings at any time, and return par value to the Company. The rights represent a freestanding financial instrument for accounting purposes. As noted above, we elected to value this “put” option at fair value as allowed under SFAS No. 159. As such, we recognized the value of the repurchase right as an asset with the corresponding gain recorded in earnings. Fair value was determined using a “with and without” approach, based on a discounted cash flow valuation comparing the value of the auction rate securities with the put option and without it. We took into account the same factors as those used to value the auction rate securities noted above. The value of the rights offer was recorded in interest income and expense, net. As of December 31, 2008, the value of the ARS Put Option was $7.1 million, which off-set the realized loss recorded on the related auction rate securities in our Statement of Operations.

Our auction-rate securities continue to be presented as long-term investments on the Company’s balance sheet, while the value of the rights agreement is presented separately as auction-rate securities put option. This ARS Put Option is not a traditional put option in that it is non-transferable, non-assignable, and not available for trade in any financial market. If UBS has insufficient funding to fulfill their obligation to buy back the ARS per the Rights Agreement, then we may incur further losses in our Statement of Operations.

The offer of rights includes the right to a loan from UBS at no net cost, for up to the amount of the par value of our eligible auction-rate securities. The loan option is available until June 30, 2010. As of December 31, 2008, we had not exercised our right to obtain a loan.

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

Purchased Technology

Purchased technology consists of software that we licensed and incorporated into our product and service offerings. Purchased technology is accounted for in accordance with SFAS No. 86, “Accounting for the Costs of Computer Software to be Sold, Leased, or Otherwise Marketed.” Upon general release of the product that

SUPPORTSOFT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

includes the licensed software, the costs will be amortized using the straight line method over an estimated useful life in a range of 3-5 years. We acquired the purchased technology in 2008 and recorded amortization expense of $57,000 during the year ended December 31, 2008.

Goodwill

We have recorded goodwill related to two transactions. The first recording of goodwill resulted from the Company’s acquisition of Core Networks on September 2, 2004. This Core Networks goodwill, $9.7 million, is entirely attributable to the Enterprise segment. The other goodwill resulted from our acquisition of YourTechOnline.com (YTO) on May 2, 2008. This YTO goodwill, $2.9 million, is attributable entirely to the Consumer segment. We apply the provisions of SFAS No. 142, “Goodwill and Other Intangibles Assets,” which prohibits the amortization of goodwill.

We assess the impairment of goodwill annually or more often if events or changes in circumstances indicate that the carrying value may not be recoverable. A potential impairment is assessed at the segment level. An impairment loss would be recognized if the fair value of the reporting unit is less than the carry value of the reporting unit’s net assets on the date of the evaluation. Furthermore, we evaluate cash flows at the lowest operating segment level. The estimate of cash flows is based upon, among other things, certain assumptions about expected future operating performance and an appropriate discount rate determined by our management. Our estimates of discounted cash flows may differ from actual cash flows due to, among other things, economic conditions, changes to the business model or changes in operating performance.

We conduct our annual evaluation for impairment of goodwill on September 30 of each year. No goodwill impairment charges have been recorded through December 31, 2008.

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

In December 2007, we recognized a write-down of the intangible assets originally acquired from Core Networks in 2004, in accordance with SFAS No. 142. See Note 5 to the Consolidated Financial Statements.

Revenue Recognition

Consumer Revenue

Consumer revenue is derived primarily from fees for technology support services. These services include those that are delivered on a one-time basis (“incident-based” services) as well as those that delivered over time (“subscription” services). We provide these services through channel partners and directly to consumers.

SUPPORTSOFT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Firms that serve as channel partners for us are generally invoiced monthly for services delivered during that period (i.e., a sale is made through to their end-user). Fees from transactions directly with consumers are generally paid with a credit card at the time of delivery. For incident-based services, revenue is recognized during the period in which the services are delivered. For subscription-based services, revenue is recognized ratably over the subscription period. Our direct-to-consumer channel generally provides a five-day warranty period during which refunds may be granted. With partners, the warranty period varies across channels, and in some channels our partner bears the cost of refunds. We recognize revenue net of refunds at the end of the warranty period. Refunds have not been material to date.

We also license certain of our Consumer software products to channel partners who use our software to provide services to their customers. Such channel partners are charged a per-use fee for the software and revenue is recognized in the period usage occurs.

Enterprise Revenue

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

License revenue is comprised of fees for perpetual and term licenses of our software. Perpetual license revenue is recognized using the residual method, in compliance with SOP 98-9 for arrangements in which licenses are sold with multiple elements. We allocate revenues on these licenses based upon the fair value of each undelivered element including undelivered maintenance, consulting and training. The determination of fair value is based upon vendor specific objective evidence (VSOE). VSOE for maintenance is based upon separate renewals of maintenance licenses from customers. VSOE for consulting or training is based upon separate sales of these services to customers. Assuming all other revenue recognition criteria are met, the difference between the total arrangement fee and the amount deferred for each undelivered element is recognized as license revenue.

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

SUPPORTSOFT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

Maintenance revenue is primarily comprised of revenue from post-contract technical support services, which includes software product updates. Maintenance revenue is recognized ratably over the term of the maintenance period, which is generally one year. Multi-year maintenance agreements are divided into annual periods over which revenue is recognized ratably. We invoice customers who elect to renew their maintenance agreements. An equal amount is recorded as accounts receivable and deferred revenue.

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

Sales Commissions

Sales commissions are the incremental costs that are directly associated with non-cancelable contracts with customers and consist of commissions paid to the Company’s sales personnel. If the customer contract is a perpetual license, the commission expense attributable to the license fees are recorded in the month license revenue is recognized. For term licenses and other ratable license arrangements, sales commissions are deferred and amortized over the non-cancelable terms of the related customer contracts, which are typically 12 to

SUPPORTSOFT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

36 months. The sales commissions are paid in the month following the time an order is consummated or when customer payment is received. The deferred commission amounts are recoverable through the future revenue streams under the non-cancelable customer contracts. Commissions payments made to sales personnel are non-refundable unless amounts due from a customer are determined to be uncollectible in which case commissions paid are generally recoverable by the Company.

Advertising Costs

Advertising costs are recorded as sales and marketing expense in the period in which they are incurred. Advertising expense was $2.0 million, $3.4 million, and $725,000 for the years ended December 31, 2008, 2007, and 2006, respectively.

Net Loss Per Share

Basic net loss per share is computed using the Company’s net loss and the weighted average number of common shares outstanding during the reporting period. Diluted net loss per share is computed using the Company’s net loss and the weighted average number of common shares outstanding, including the effect from the potential issuance of common stock such as stock issuable pursuant to the exercise of stock options using the treasury stock method when dilutive.

The following table sets forth the computation of basic and diluted net loss per share (in thousands, except per share amounts):

	Year Ended December 31,
	2008	2007	2006
Net loss	$(19,106)	$(21,369)	$(8,235)

Basic:
Weighted-average shares of common stock outstanding	46,098	45,610	44,113

Shares used in computing basic net income per share	46,098	45,610	44,113

Basic net loss per share	$(0.41)	$(0.47)	$(0.19)

Diluted:
Weighted-average shares of common stock outstanding	46,098	45,610	44,113
Add: Common equivalent shares outstanding	—	—	—

Shares used in computing diluted net income per share	46,098	45,610	44,113

Diluted net loss per share	$(0.41)	$(0.47)	$(0.19)

For the years ended December 31, 2008, 2007 and 2006, 12.7 million, 7.7 million and 9.3 million outstanding options were excluded from the computation of diluted net loss per share since their effect would have been anti-dilutive.

Accumulated Other Comprehensive Loss

The components of accumulated other comprehensive loss relate entirely to accumulated foreign currency translation losses and unrealized losses on investments. Accumulated currency translation losses, net of tax effects, were $962,000 and $793,000 as of December 31, 2008 and 2007, respectively, and accumulated unrealized gains (losses) on investments, net of tax effect, were ($1.6) million and $21,000 as of December 31, 2008 and 2007, respectively.

SUPPORTSOFT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Stock-Based Compensation

On January 1, 2006, the Company adopted SFAS No. 123 (revised 2004), “Share-Based Payment,” which requires the measurement and recognition of compensation expense for all stock-based awards, including employee stock options and employee stock purchases, made to employees and directors based on estimated fair values. Prior to January 1, 2006, the Company accounted for stock-based payments to employees using the intrinsic value method under APB Opinion No. 25, as permitted by SFAS 123R, and, as such, generally recognized no compensation cost for employee stock options or employee stock purchases in its financial statements.

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

Determining Fair Value

Valuation and Attribution Method:    SupportSoft estimates the fair value of stock options granted using the Black-Scholes-Merton option pricing model. Stock options vest on a graded schedule; however the Company recognizes the expense on a straight-line basis over the requisite service period of the entire award, net of estimated forfeitures and subject to the minimum expense requirements of SFAS 123R. These limitations require that on any date the compensation cost recognized is at least equal to the portion of the grant-date fair value of the award that is vested at that date.

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

Expected Volatility:    The Company’s expected volatility represents the amount by which the stock price is expected to fluctuate throughout the period that the stock option is outstanding. The Company bases its expected volatility on historical data.

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

SUPPORTSOFT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The fair value of the Company’s stock-based awards was estimated using the following assumptions for the years ended December 31, 2008, 2007 and 2006:

	Stock Option Plan			Employee Stock Purchase Plan
	2008	2007	2006	2008	2007	2006
Risk-free interest rate	2.0%	4.1%	4.8%	1.5%	4.7%	4.7%
Expected term (in years)	4.3	4.0	3.9	0.5	0.5 to 2.0	0.5 to 2.0
Volatility	53.2%	51.3%	53.5%	53.1%	54.1%	54.1%
Estimated forfeitures	14.0%	8.4%	8.0%	8.0%	8.0%	8.0%
Expected dividend	0%	0%	0%	0%	0%	0%
Weighted average fair value	$1.33	$2.14	$2.01	$1.08	$1.66	$1.66

The Company recorded the following stock-based compensation expense for the fiscal years ended December 31, 2008, 2007 and 2006, (in thousands).

	For the Year Ended December 31,
	2008	2007	2006
Stock option compensation expense recognized in:
Cost of services	$646	$717	$256
Cost of maintenance	77	76	36
Cost of consumer	92	—	—
Research and development	559	484	316
Sales and marketing	1,812	1,838	774
General and administrative	1,772	1,688	1,572

	4,958	4,803	2,954

ESPP compensation expense recognized in:
Cost of services	19	40	80
Cost of maintenance	5	4	7
Cost of consumer	25	—	—
Research and development	25	25	106
Sales and marketing	28	48	125
General and administrative	18	23	66

	120	140	384

Stock-based compensation expense included in total costs and expenses	$5,078	$4,943	$3,338

Net cash proceeds from the exercise of stock options were $0.1 million, $4.3 million and $2.6 million for the years ended December 31, 2008, 2007 and 2006, respectively. No income tax benefit was realized from stock option exercises during the year ended December 31, 2008. In accordance with SFAS 123R, we present excess tax benefits from the exercise of stock options, if any, as net cash generated in financing activities.

Income Taxes

Income taxes are accounted for under the asset and liability method. Under this method, deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases, and operating

SUPPORTSOFT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

Warranties and Indemnifications

In the Company’s Consumer segment, the direct-to-consumer channel generally provides a five-day warranty period during which refunds may be granted. With partner, the warranty period may vary across channels, and in some channels the Company’s partner bears the cost of refunds. Refunds in this segment have not been material to date.

In the Company’s Enterprise segment, the Company generally provides a warranty for its software products and services to its customers and accounts for its warranties under the FASB’s SFAS No. 5, “Accounting for Contingencies.” Our standard warranty period is 90 days, but warranty periods can sometimes be longer and vary from customer to customer. In the event there is a breach of such warranties, SupportSoft generally is obligated to correct the product or service to conform to the warranty provision or, if SupportSoft is unable to do so, the customer is entitled to seek a refund of the purchase price of the product or service. In certain contracts a material breach of warranty may involve penalties payable to the customer. SupportSoft did not provide for a warranty accrual as of December 31, 2008 and 2007. To date, SupportSoft’s product warranty expense has not been significant.

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

Fair Value Measurements

Effective January 1, 2008, SupportSoft adopted SFAS No. 157, “Fair Value Measurements.” SFAS No. 157 defines fair value, establishes a framework for measuring fair value under generally accepted accounting principles and enhances disclosures about fair value measurements. Fair value is defined under SFAS No. 157 as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. Valuation techniques used to measure fair value under SFAS No. 157 must maximize the use of observable inputs and minimize the use of unobservable inputs. The standard describes a fair value hierarchy based on three levels of inputs, of which the first two are considered observable and the last unobservable, that may be used to measure fair value, which are the following:

•	Level 1—Quoted prices in active markets for identical assets or liabilities.

•

Level 2—Inputs other than Level 1 that are observable, either directly or indirectly, such as quoted prices for similar assets or liabilities; quoted prices in markets that are not active; or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities.

•	Level 3—Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities.

SUPPORTSOFT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

In accordance with SFAS No. 157, the following table represents our fair value hierarchy for our financial assets (cash equivalents and investments) and the UBS put contract measured at fair value on a recurring basis as of December 31, 2008 (in thousands):

	Level 1	Level 2	Level 3	Total
Money market funds	$55,058	$—	$—	$55,058
Commercial paper	—	7,781	—	7,781
Corporate bonds	—	2,999	—	2,999
Auction-rate securities	—	—	15,766	15,766
Auction-rate securities put option	—	—	7,148	7,148

Level 3 assets consist of auction-rate debt securities with various state student loan authorities and the auction-rate securities put option. Beginning in February 2008 and through March 2009, all auctions for these securities have failed. Based on the continued failure of these auctions and the underlying maturities of the securities, we have classified auction-rate securities as long-term assets on our 2008 balance sheet. The fair value of the auction-rate securities and the related put option as of December 31, 2008 was estimated by management. The following table provides a summary of changes in fair value of our Level 3 financial assets as of December 31, 2008 (in thousands):

	Twelve Months Ended December 31, 2008
	Auction-Rate Securities	Auction Rate Security Put Option
Beginning balance	$—	$—
Transfer into Level 3	25,300	—
Sales	(800)	—
Auction rate securities put option	—	7,148
Total gains/(losses):
Included in earnings	(7,148)	—
Included in other comprehensive income	(1,586)

Ending balance	$15,766	$7,148

Recent Accounting Pronouncements

In December 2007, the FASB issued SFAS No. 141 (revised 2007), “Business Combinations.” SFAS No. 141R will significantly change the accounting for business combinations in a number of areas, including the measurement of assets and liabilities acquired and the treatment of contingent consideration, contingencies, acquisition costs, in-process research and development and restructuring costs. In addition, under SFAS No. 141R, changes in deferred tax asset valuation allowances and acquired income tax uncertainties in a business combination after the measurement period will affect the income tax provision. SFAS No. 141R is effective for business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning after December 15, 2008, which means that it will be effective for our fiscal year beginning January 1, 2009. Early adoption is prohibited. SFAS 141R will impact the accounting for any acquisitions completed subsequent to December 31, 2008.

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements,” which establishes accounting and reporting standards for the noncontrolling (minority) interest in a subsidiary and for the deconsolidation of a subsidiary. SFAS No. 160 is effective for business arrangements entered into in fiscal years beginning on or after December 15, 2008, which means that it will be effective for our

SUPPORTSOFT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

fiscal year beginning January 1, 2009. Early adoption is prohibited. While the Company is currently evaluating the impact of adopting SFAS No. 160 on its Consolidated Financial Statements, it does not expect the adoption of SFAS No. 160 to have a significant impact on its financial statements.

In March 2008, the FASB issued SFAS No. 161, “Disclosures About Derivative Instruments and Hedging Activities.” SFAS No. 161 is intended to enhance the current disclosure framework in FASB Statement 133, “Accounting for Derivative Instrument and Hedging Activities.” SFAS No. 161 requires enhanced disclosures about an entity’s derivative and hedging activities. SFAB No. 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged. While the Company is currently evaluating the impact of adopting SFAS No. 161 on its Consolidated Financial Statements, it does not expect the adoption of SFAS No. 161 to have a significant impact on its financial statements.

In October 2008, the FASB issued FSP No. FAS 157-3, “Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active.” This FSP clarifies the application of SFAS 157 in a market that is not active and provides an example to illustrate key considerations in determining the fair value of a financial asset when the market for that financial asset is not active. In particular, it provides additional guidance on (a) how the reporting entity’s own assumptions (that is, expected cash flows and appropriately risk-adjusted discount rates) should be considered when measuring fair value when relevant observable inputs do not exist, (b) how available observable inputs in a market that is not active should be considered when measuring fair value, and (c) how the use of market quotes (for example, broker quotes or pricing services for the same or similar financial assets) should be considered when assessing the relevance of observable and unobservable inputs available to measure fair value. This FSP is effective upon issuance, including prior periods for which financial statements have not been issued. The Company evaluated the impact of this FSP and concluded that its considerations in determining the fair value of its financial assets when the market for them is not active are consistent with the FSP’s guidance.

Note 2. Segment Reporting

SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information” establishes standards for the way in which public companies disclose certain information about operating segments in their financial reports.

Prior to January 2008, we conducted our business in one segment. As such, segment results for fiscal years 2006 and 2007 would be impracticable to reconstruct because we were not organized by business unit nor were costs and expenses tracked by business unit. In January 2008, we reorganized our Company and created two business segments, Enterprise and Consumer. We began tracking profitability by segment and providing this information to our Board of Directors and our Chief Executive Officer. Consistent with SFAS No. 131, we have defined two reportable segments, distinguished by: i) market characteristics; ii) the nature of our products and services; iii) how we manage our operations; and iv) how our chief operating decision maker views results. We define the chief operating decision maker as our Chief Executive Officer.

Revenue, cost of revenue and directly attributable expenses are provided on a segment basis, all other operating expenses are incorporated under corporate costs.

Consumer Segment.    In our Consumer segment, we provide premium technology support to consumers over the internet and the phone for a fee. We offer incident-based and subscription services to consumers through retailers, anti-virus providers and other companies who provide technology products and services to consumers. We also provide our services directly to consumers through our website, www.support.com.

SUPPORTSOFT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Enterprise Segment.    Our Enterprise customers use our software to resolve technical problems for their customers and employees. Digital service providers use our products to automate the installation, activation and verification of broadband services, to reduce the cost and improve the quality of technical support, and to enable the remote management of devices located at their customers’ premises. Corporate IT departments and IT outsourcing firms use our software to improve the cost-effectiveness and efficiency of technical support for employees through our integrated portfolio of proactive service, self-service and assisted service products.

Corporate.    This category consists of common corporate expenses such as general and administrative expenses, interest income, and other income or expenses, which are items that we do not allocate to our business segments.

The accounting policies of the segments are the same as those described in the summary of significant accounting policies in Note 1. We do not track assets and liabilities by reportable segment and therefore do not disclose total assets and liabilities by reporting segment. There are no intersegment sales.

The following table shows our financial results by reportable segment for the year of 2008 (in thousands):

	Enterprise	Consumer	Corporate	Consolidated
Revenue:
License	$11,813	$—	$—	$11,813
Maintenance	15,881	—	—	15,881
Services	14,365	—	—	14,365
Consumer	—	6,811	—	6,811

Total revenue	42,059	6,811	—	48,870

Segment operating costs and expenses	(29,758)	(24,329)	—	(54,087)
Amortization of intangible assets	(90)	(112)	—	(202)
Common corporate expenses	—	—	(8,691)	(8,691)
Restructuring and impairment charges	(690)	(670)	(525)	(1,885)
Stock-based compensation	(1,789)	(1,499)	(1,790)	(5,078)
Interest income & other, net	—	—	2,506	2,506

Income (loss) before income taxes	$9,732	$(19,799)	$(8,500)	$(18,567)

Revenue from customers located outside the United States was approximately $11.2 million, $11.4 million, and $10.3 million for the years ended December 31, 2008, 2007, and 2006, respectively.

Sales by the Company to customers in different geographic areas, expressed as a percentage of revenue, for the periods ended were as follows:

	Year Ended December 31,
	2008	2007	2006
Americas	78%	78%	78%
Asia Pacific	2	3	1
Europe	20	19	21

Total	100%	100%	100%

SUPPORTSOFT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Sales by the Company to customers that exceeded by 10% of our total revenue, expressed as a percentage of total revenue, in each of the years ended December 31, 2008 and 2007 were:

	Year Ended December 31,
	2008	2007
Customer A (Consumer segment)	11%	—
Customer C (Enterprise segment)	13%	18%

No single customer represented greater than 10% of total revenue for the year ended December 31, 2006.

Note 3. Business Combination

On May 2, 2008, we acquired all of the stock of YourTechOnline.com (YTO) (the “Acquisition”), a provider of remote technology services based in Kelowna, British Columbia. YTO’s service delivery methodology involves technical support agents who view and control a computer screen remotely. We acquired YTO to bolster our remote service delivery capabilities utilizing work-from-home agents.

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

The operating results of YTO are included in our accompanying consolidated statements of operations from May 2, 2008, the date of the Acquisition.

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

The tangible and identifiable intangible assets and liabilities acquired is summarized as follows. The financial information presented includes purchase accounting adjustments to the tangible and intangible assets:

	Amount (in thousands)	Amortization Period
Cash	$48
Accounts receivable, net	45
Accrued liabilities	(401)

Net liabilities assumed	(308)
Identifiable intangible assets:
Non-compete agreements	224	18 months
Referral partner relationships	25	3 years
Customer relationships	31	3 years
Goodwill	2,854

Total estimated purchase price	$2,826

SUPPORTSOFT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 4. Property and Equipment

Property and equipment are stated at cost and consist of the following (in thousands):

	December 31,
	2008	2007
Computer equipment and software	$4,310	$4,110
Furniture and office equipment	946	897
Leasehold improvements	1,112	1,172

	6,368	6,179
Accumulated depreciation	(5,093)	(4,093)

	$1,275	$2,086

Depreciation expense was $1.2 million, $1.3 million, and $988,000, for the years ended December 31, 2008, 2007, and 2006, respectively.

Note 5. Intangible assets

Amortization expense related to intangible assets was $202,000 in 2008, including amortization from the Core Networks acquisition of $90,000 and expenses from the YTO acquisition of $112,000 and $1.1 million in each of the years ended December 31, 2007, and 2006. Effective December 31, 2007, we ceased actively selling certain products we had previously acquired from Core Networks in 2004. In connection with this action and a re-evaluation of all of the Core Network intangible assets, we recognized an impairment loss of approximately $1.7 million in the fourth quarter of 2007. An impairment loss was recognized because the sum of the discounted future net cash flows expected to result from the use of the assets was less than the carrying amounts. Such impairment loss was measured as the difference between the carrying amounts of the assets and their fair value. After recognition of the impairment loss, the intangible asset at December 31, 2007 was $90,000 and had a remaining useful life of 9 months.

In December 2006, the Company acquired the use of a toll-free telephone number for cash consideration of $250,000. This asset has an indefinite useful life. The intangible asset is tested for impairment annually or more often if events or changes in circumstances indicate that the carrying value may not be recoverable.

The following table summarizes the components of intangible assets (in thousands):

	As of December 31,
	2008	2007
Amortizable intangible assets	$369	$90
Accumulated amortization	(202)	—
Indefinite-life intangible assets	250	250

Total intangible assets, net	$417	$340

SUPPORTSOFT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The estimated future amortization expense of intangible assets, with the exception of the indefinite-life intangible assets as of December 31, 2008 is as follows (in thousands):

Fiscal Year	Amount
2009	$143
2010	18
2011	6

Total	$167

The following table summarizes the components of purchased technology as of December 31, 2008 The Company did not acquire any purchased technology in 2007. (in thousands):

As of December 31,
2008
Purchased technology	$1,375
Accumulated amortization	(57)

Total purchased technology, net	$1,318

Note 6. Commitments and Contingencies

Headquarters office lease.    In November 2006, the Company entered into a noncancelable lease agreement for its new headquarters office facility located in Redwood City, California. The lease commenced on January 1, 2007 and ends on July 31, 2012. The annual fixed rents are $783,000, $783,000, $805,000 and $483,000 for the years ended 2009, 2010, 2011 and 2012, respectively, as long as the Company is not in default under the term of the lease. In addition to base rent, commencing on the first anniversary of the lease and for each year thereafter, the Company will pay as additional rent, with an amount equal to its proportionate share, or 27% initially, of the amount exceeding the landlord’s operating expenses incurred in calendar 2007. The Company issued an unsecured irrevocable standby letter of credit of $400,000 to the landlord as a security deposit under the lease. If the Company is not then in default under the lease, the deposit amount may be reduced to $300,000 on February 1, 2009, $200,000 on February 1, 2010, and $100,000 on February 1, 2011.

Other facility leases.    The Company leases its facilities under noncancelable operating lease agreements, which expire at various dates through 2012.

Total facility rent expense pursuant to all operating lease agreements was approximately $1.8 million, $2.1 million, and $1.5 million for the years ended December 31, 2008, 2007, and 2006, respectively.

As of December 31, 2008, minimum payments due under all noncancelable lease agreements (including for offices that have been impaired) were as follows (in thousands):

Years ending December 31,	Operating Leases
2009	$1,624
2010	1,564
2011	1,042
2012	496

Total minimum lease and principal payments	$4,726

SUPPORTSOFT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Tax contingencies

We are required to make periodic filings in the jurisdictions where we are deemed to have a presence for tax purposes. We have undergone audits in the past and have paid assessments arising from these audits. During the fourth quarter of 2008, our India entity was issued a notice of income tax assessment pertaining to the 2005-2006 fiscal year. The Notice claimed that the transfer price used in our inter-company agreements with our India entity was too low, and that the rate should be increased. After benchmarking our transfer pricing level against 16 comparable companies, we believe our current transfer pricing position is more likely than not of being sustained. We believe that this will be resolved through the normal judicial appeal process used in India, and have submitted our case to the court.

We may be subject to other income tax assessments in the future. We evaluate estimated losses that could arise from those assessments in accordance with Financial Accounting Standards Interpretation, FIN No. 48, “Accounting for Uncertainty in Income Taxes—an Interpretation of FASB Statement No. 109.” We consider such factors as the degree of probability of an unfavorable outcome and the ability to make a reasonable estimate of the amount of loss. We record the estimated liability amount for those assessments that we consider to be more likely than not in our balance sheet.

Legal contingencies

In November 2001, a class action lawsuit was filed against us, two of our former officers, and certain underwriters in the United States District Court for the Southern District of New York. Similar complaints have been filed against 55 underwriters and more than 300 other companies and other individual officers and directors of those companies; the consolidated case is In re Initial Public Offering Securities Litigation, No. 21 MC 92 (SAS) (S.D.N.Y.). The lawsuit alleged that our registration statement and prospectus dated July 18, 2000 for the issuance and initial public offering of 4,250,000 shares of our common stock contained material misrepresentations and/or omissions related to alleged inflated commissions received by the underwriters of the offering. The lawsuit seeks unspecified damages as well as interest, fees and costs. Plaintiffs have commenced with discovery as to underwriters and issuers, although principally with respect to focus or test cases that do not name us as a defendant. While we cannot predict with certainty the outcome of the litigation, we believe we and our officers have meritorious defenses to the claims in the litigation.

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

Note 7. Restructuring Obligations and Other Charges

In 2008, the Company reduced its workforce by 33 employees, or approximately 10% of its non-technical support agent workforce at that time, and closed certain facilities worldwide. As a result, the Company recorded a restructuring and impairment charge of $1.9 million in 2008. All of the affected employees were terminated as of December 31, 2008. Restructuring and impairment expenses included in the Consolidated Statements of Operations were $212,000 for cost of services, $5,000 for cost of Consumer, $137,000 for research and development, $1.0 million for sales and marketing and $525,000 for general and administration. Cash payments

SUPPORTSOFT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

of $600,000 were made against those obligations in 2008. We expect to pay $1.0 million of the remaining balance in the first quarter of 2009, and to pay the remaining balance of $0.3 million through the second quarter of 2010.

In 2007, the Company reduced its workforce by 41 employees, or approximately 12% of its workforce at that time. As a result, the Company recorded a restructuring charge of $1.2 million in 2007. The restructuring charge was primarily comprised of severance costs and other personnel-related termination costs. Restructuring expenses included in the Consolidated Statements of Operations were $82,000 for cost of maintenance, $240,000 for cost of services, $160,000 for research and development, $679,000 for sales and marketing and $28,000 for general and administrative. Cash payments of $741,000 were made against those obligations in 2007. The remaining balance of $577,000 was paid in 2008.

In 2006, the Company reduced its workforce by 25 employees, or approximately 10% of its workforce at that time. As a result, the Company recorded a restructuring charge of $817,000 in 2006. The restructuring charge was comprised of severance costs and other personnel-related termination costs. Restructuring expenses included in the Consolidated Statements of Operations were $33,000 for cost of maintenance, $163,000 for cost of services, $40,000 for research and development, $386,000 for sales and marketing and $195,000 for general and administrative. Cash payments of $689,000 were made against those obligations in 2006. The remaining balance of $128,000 was paid in 2007.

The following table summarizes activity associated with the restructuring and related expenses incurred for the years ended December 31, 2008, 2007 and 2006 (in thousands):

	Severance (1)	Facilities (2)	Impairment (3)	Total
Restructuring costs incurred in 2005	$456	$189	$—	$645
Cash payments	(346)	(34)	—	(380)

Restructuring obligations, December 31, 2005	$110	$155	—	$265
Restructuring costs incurred in 2006	817	—	—	817
Cash payments	(799)	(155)	—	(954)

Restructuring obligations, December 31, 2006	$128	$—	—	$128
Restructuring costs incurred in 2007	1,179	11	—	1,190
Cash payments	(731)	(10)	—	(741)

Restructuring obligations, December 31, 2007	576	1	—	577
Restructuring costs incurred in 2008	1,432	360	105	1,897
Cash payments	(1,043)	(29)	—	(1,072)
Non-cash charges	—	—	(105)	(105)

Restructuring obligations, December 31, 2008	$965	$332	$—	$1,297

(1)	Severance costs include those expenses related to severance pay and related employee benefit obligations.

(2)	Facilities costs include obligations under non-cancelable leases for facilities that we will no longer occupy, as well as penalties associated with early terminations of leases and disposal of fixed assets. The related leases are short term in nature expiring in less than one year. No sublease income has been included.

(3)	As part of the 2008 restructuring costs included in the table above, the Company wrote-off $0.1 million in leasehold improvements related to the facilities that it will no longer occupy. This is a non-cash charge.

SUPPORTSOFT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 8. Stockholders’ Equity

Common Stock

On April 27, 2005, the Company’s board of directors authorized the repurchase of up to 2,000,000 outstanding shares of the Company’s common stock. As of December 31, 2008, the maximum number of shares remaining that can be repurchased under this program was 1,807,402.

Stock Option Plans

SupportSoft has adopted the 1998 Stock Option Plan (the “Plan”). Under this Plan, up to 9,424,434 shares of SupportSoft’s common stock may be granted as options or sold to eligible participants. Under the Plan, options to purchase common stock may be granted at no less than 85% of the fair value on the date of the grant (110% of fair value in certain instances), as determined by the Board of Directors. Options under the Plan can be immediately exercisable at the Board of Directors’ discretion; however, shares issued are subject to SupportSoft’s right to repurchase such shares at the original issuance price, which lapses in a series of installments measured from the vesting commencement date of the option.

SupportSoft has also adopted the 2000 Omnibus Equity Incentive Plan (the “2000 Incentive Plan”). A total of 4,000,000 shares of common stock were initially reserved for issuance to eligible participants under the 2000 Incentive Plan. On January 1 of each year, the number of shares reserved may be increased by the lesser of 2,000,000 shares, 5% of outstanding shares, or an amount determined by the board of directors. On January 1, 2008, the shares reserved under the 2000 Incentive Plan were increased by 2,000,000 shares.

Under both of SupportSoft’s option plans, options generally vest over a 48-month period from the date of grant and have a maximum term of 10 years. In the fourth quarter of 2005, SupportSoft began issuing only non-statutory options with a contractual term of 7 years.

As of December 31, 2008, options to purchase approximately 13.6 million shares were outstanding and an aggregate of 3,992,103 million shares remain available for grant under both of these stock option plans.

SUPPORTSOFT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table represents stock option activity for the years ended December 31, 2006, 2007, and 2008:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value (in ‘000’s)
Outstanding options at December 31, 2005	10,124,138	$6.46	7.37	$3,573
Granted	7,102,965	$4.44
Exercised	(807,967)	$4.71
Forfeited	(2,838,262)	$7.64

Outstanding options at December 31, 2006	13,580,874	$5.33	6.44	$13,048
Granted	3,291,254	$4.89
Exercised	(1,292,953)	$3.33
Forfeited	(2,840,410)	$7.36

Outstanding options at December 31, 2007	12,738,765	$4.98	5.82	$3,377
Granted	4,100,988	$3.02
Exercised	(2,333)	$0.10
Forfeited	(3,201,840)	$4.88

Outstanding options at December 31, 2008	13,635,580	$4.41	4.54	$243

Options vested and expected to vest	13,562,822	$4.42	4.51	$242

Exercisable at December 31, 2008	7,114,863	$5.07	3.66	$207

The aggregate intrinsic value in the table above represents the total pre-tax intrinsic value that would have been received by the option holders had they all exercised their options on December 31, 2008, 2007, and 2006. This amount will change based on the fair market value of the Company’s stock. The total aggregate intrinsic value of options exercised under the Company’s stock options plans was $8,000 for the year ended December 31, 2008. The total fair value of options vested is $4.9 million as of December 31, 2008.

At December 31, 2008, there was $14.4 million of unrecognized compensation cost related to existing options outstanding which is expected to be recognized over a weighted average period of 2.8 years.

Employee Stock Purchase Plan

SupportSoft has approved the 2000 Employee Stock Purchase Plan (the “2000 Purchase Plan”). A total of 2,000,000 shares of common stock were initially reserved for issuance under the 2000 Purchase Plan. On January 1 of each year, the number of shares reserved may be increased by the lesser of 2,000,000 shares, 3% of the outstanding shares, or an amount determined by the Board of Directors. In 2008, the Board of Directors elected to have zero shares added to the 2000 Purchase Plan. The 2000 Purchase Plan permits eligible employees to acquire shares of SupportSoft’s common stock through periodic payroll deductions of up to 15% of total compensation. Purchases occur on the last day of each January and July following the end of each six-month purchase period. The price at which the common stock may be purchased is 85% of the lesser of the fair market value of SupportSoft’s common stock at the beginning of the applicable offering period or the end of the applicable purchase period. Beginning August 1, 2006, the offering period for all new participants in the 2000 Purchase Plan was reduced to six months. Prior to August 1, 2006, all participants were enrolled in offering periods which could last up to 24 months and contained up to four separate purchase periods.

SUPPORTSOFT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the years ended December 31, 2008, 2007 and 2006, there were 127,301, 131,436 and 152,678 shares, respectively, issued through the Purchase Plan. As of December 31, 2008, we had 1,649,427 shares of common stock reserved for future issuance under the 2000 Purchase Plan should employees purchase them.

Note 9. Income Taxes

The components of our income (loss) before income taxes are as follows (in thousands):

	Years Ended December 31,
	2008	2007	2006
United States	$(19,324)	$(22,143)	$(9,514)
Foreign	757	1,445	1,766

Total	$(18,567)	$(20,698)	$(7,748)

The provision for income taxes consisted of the following (in thousands):

	Years Ended December 31,
	2008	2007	2006
Current:
Federal	$(19)	$—	$—
State	174	15	—
Foreign	574	592	395

Total current	729	607	395
Deferred:
Foreign	(190)	64	92

Total provision for income taxes	$539	$671	$487

The reconciliation of the federal statutory income tax rate to the Company’s effective income tax rate is as follows (in thousands):

	Years Ended December 31,
	2008	2007	2006
Provision at federal statutory rate	$(6,498)	$(7,243)	$(2,712)
State taxes	113	10	—
Permanent differences/other	50	46	35
Stock-based compensation	192	46	(4)
Federal valuation allowance (utilized)/provided	6,566	7,662	3,089
Foreign rate differential	116	150	79

Provision for income taxes	$539	$671	$487

SUPPORTSOFT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company’s deferred tax assets and liabilities are as follows (in thousands):

	December 31,
	2008	2007
Deferred tax assets:
Accruals and reserves	$5,313	$3,369
Capitalized research and development	3	4
Deferred revenue	625	232
Net operating loss carryforwards	31,057	24,904
Research and development tax credits	4,270	4,147
Capitalized research and development	24	37
Intangible assets	2,860	3,225
Fixed assets	258	338

Gross deferred tax assets	44,410	36,256
Valuation allowance	(43,923)	(36,005)

Total deferred tax assets	487	251
Deferred tax liabilities:
Intangible assets	(595)	(501)
Total deferred tax liabilities	(595)	(501)

Net deferred tax liabilities	$(108)	$(250)

The Financial Accounting Standards Board’s Statement of Financial Accounting Standards No. 109, “Accounting for Income Taxes,” provides for the recognition of deferred tax assets if realization of such assets is more likely than not to occur. Based upon the weight of available evidence, which includes its historical operating performance, reported cumulative net losses since inception and difficulty in accurately forecasting its results, the Company provided a full valuation allowance against its net deferred tax assets. The Company reassesses the need for its valuation allowance on a quarterly basis.

The net valuation allowance increased by approximately $7.8 million, and $8.6 million, during the years ended December 31, 2008, and 2007, respectively.

As of December 31, 2008, the Company had federal and state net operating loss carryforwards of approximately $81.1 million and $57.7 million, respectively. The Company also had federal and state research and development credit carryforwards of approximately $2.4 million and $2.5 million, respectively. The federal net operating loss and credit carryforwards will expire at various dates beginning in 2018 through 2028, if not utilized. The state net operating loss carryforwards will expire at various dates beginning in 2009 through 2028, if not utilized. The state research and development credit carryforwards do not have an expiration date.

Utilization of net operating loss carryforwards and credits may be subject to substantial annual limitation due to the ownership change limitations provided by the Internal Revenue Code of 1986, as amended, and similar state provisions. The annual limitation may result in the expiration of net operating losses and credits before utilization.

The Company’s India-based subsidiary was granted a tax holiday related to its research and development activities. The tax holiday has been extended and it expires in March 2010. The tax holiday had an immaterial impact on our 2008 results of operations.

SUPPORTSOFT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Cumulative unremitted foreign earnings that are considered to be indefinitely reinvested outside the United States, and on which no U.S. taxes have been accrued, were approximately $4.3 million at December 31, 2008. If such earnings were distributed, the Company would not accrue any additional taxes due to the full valuation allowance against its deferred tax assets.

In fiscal year 2007, we adopted Financial Accounting Standards Interpretation, or FIN No.48, “Accounting for Uncertainty in Income Taxes—an Interpretation of FASB Statement No.109,” which prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of uncertain tax positions taken or expected to be taken in our income tax return, and also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. FIN No. 48 utilizes a two-step approach for evaluating uncertain tax positions accounted for in accordance with SFAS No. 109, “Accounting for Income Taxes. Step one, Recognition, requires us to determine if the weight of available evidence indicates that a tax position is more likely than not to be sustained upon audit, including resolution of related appeals or litigation processes, if any. Step two, Measurement, is based on the largest amount of benefit, which is more likely than not to be realized on ultimate settlement. The cumulative effect of adopting FIN No. 48 on January 1, 2007 is recognized as a change in accounting principle, recorded as an adjustment to the opening balance of retained earnings on the adoption date.

A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows (in thousands):

Balance at December 31, 2007	$2,005
Additions based on tax positions related to the current year	369
Reductions resulting from lapse of a statue of limitations	(13)
Settlements	—

Balance at December 31, 2007	$2,361

The Company’s total amounts of unrecognized tax benefits that, if recognized, would affect its effective tax rate is $422,000 and $744000 as of December 31, 2007 and December 31, 2008, respectively.

Upon adoption of FIN 48, the Company’s policy to include interest and penalties related to unrecognized tax benefits within the Company’s provision for (benefit from) income taxes did not change. The Company had $40,000 and $58,000 accrued for payment of interest and penalties related to unrecognized tax benefit as of December 1, 2007 and December 31, 2008, respectively. The Company recognized $18,000 of interest and penalties related to unrecognized tax benefits income taxes during the year ended December 31, 2008.

As of December 31, 2008, the amount of recognized tax benefit where it is reasonably possible that a significant change may occur in the next 12 months is approximately $59,000. The change would result from expiration of a statute of limitations in a foreign jurisdiction.

The tax years 1997 to 2008 remain open in several jurisdictions, none of which has individual significance.

SUPPORTSOFT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 10. Quarterly Financial Information (Unaudited)

Selected quarterly financial information for 2008 and 2007 is as follows:

	Fiscal Year 2008 Quarter Ended
	Mar. 31, 2008	June 30, 2008	Sept. 30, 2008	Dec. 31, 2008
	(in thousands, except per share data)
Statements of Operations Data:
License	$2,974	$2,897	$2,861	$3,081
Maintenance	4,002	3,895	3,987	3,997
Services	3,949	3,934	3,822	2,660
Consumer	703	891	2,110	3,107
Total revenue	11,628	11,617	12,780	12,845
Cost of license	51	92	60	134
Cost of maintenance	549	465	473	443
Cost of services	3,753	3,496	3,424	2,979
Cost of consumer	1,240	1,871	2,582	3,922
Amortization/write-down of intangible assets	30	58	71	43
Research and development	2,235	2,184	2,231	2,246
Sales and marketing	6,386	5,710	5,639	6,570
General and administrative	2,356	2,725	2,614	3,311
Loss from operations	(4,972)	(4,984)	(4,314)	(6,803)
Net loss	(3,631)	(4,347)	(4,340)	(6,788)
Basic net loss per share	$(0.08)	$(0.09)	$(0.09)	$(0.15)
Diluted net loss per share	$(0.08)	$(0.09)	$(0.09)	$(0.15)

	Fiscal Year 2007 Quarter Ended
	Mar. 31, 2007	June 30, 2007	Sept. 30, 2007	Dec. 31, 2007
	(in thousands, except per share data)
Statements of Operations Data:
License	$3,248	$5,891	$2,586	$4,055
Maintenance	3,923	3,910	4,201	4,050
Services	3,094	3,370	4,258	4,166
Consumer	161	262	278	349
Total revenue	10,426	13,433	11,323	12,620
Cost of license	38	52	52	76
Cost of maintenance	638	661	630	657
Cost of services	3,660	4,174	3,891	4,052
Cost of consumer	859	1,017	1,420	1,312
Amortization of intangible assets	272	272	272	1,999
Research and development	2,271	2,434	2,366	2,370
Sales and marketing	7,406	8,623	6,909	7,275
General and administrative	2,542	2,519	2,229	2,078
Loss from operations	(7,260)	(6,319)	(6,446)	(7,199)
Net loss	(5,622)	(4,919)	(5,022)	(5,806)
Basic net loss per share	$(0.13)	$(0.11)	$(0.11)	$(0.13)
Diluted net loss per share	$(0.13)	$(0.11)	$(0.11)	$(0.13)

SUPPORTSOFT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 11. Subsequent Event

In addition to the restructuring and impairment costs described in Note 7, as a result of the challenging global economic environment, we announced a restructuring and impairment plan in February 2009. We expect the incremental restructuring and impairment-related costs for the first quarter of 2009 to be approximately $900,000, including charges for both reductions in workforce and impairment of facilities. As part of this restructuring we reduced our workforce by approximately 6% of our non-technical support agent headcount, and closed additional facilities. All the related charges will be recorded in the first quarter of 2009. We expect to pay out approximately $500,000 of these charges in the first quarter of 2009, and to pay the remaining balance through 2011.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES.

None.

ITEM 9A.	CONTROLS AND PROCEDURES.

Disclosure controls and procedures.

We maintain “disclosure controls and procedures,” as such term is defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”), that are designed to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act are recorded, processed, summarized, and reported within the time periods specified in Securities and Exchange Commission rules and forms, and that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating our disclosure controls and procedures, management recognized that disclosure controls and procedures, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the disclosure controls and procedures are met. Our disclosure controls and procedures have been designed to meet reasonable assurance standards. Additionally, in designing disclosure controls and procedures, our management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible disclosure controls and procedures. The design of any disclosure controls and procedures also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Based upon an evaluation of the effectiveness of disclosure controls and procedures, our Chief Executive Officer (CEO) and Chief Financial Officer (CFO) have concluded that as of the end of the period covered by this Annual Report on Form 10-K our disclosure controls and procedures as defined under Exchange Act Rules 13a-15(e) and 15d-15(e) were effective to provide reasonable assurance that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified by the Securities and Exchange Commission and is accumulated and communicated to management, including the CEO and CFO, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting during the fourth quarter of 2008 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. As part of this evaluation, management established an internal control project team, engaged outside consultants and adopted a project work plan to document and assess the adequacy of our internal control over financial reporting, address any control deficiencies that were identified, and to validate through testing that the controls are functioning as documented. Based on the results of this evaluation, our management has concluded that our internal control over financial reporting was effective as of December 31, 2008 to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external reporting purposes in accordance with generally accepted accounting principles. We reviewed the results of management’s assessment with the Audit Committee of SupportSoft’s Board of Directors.

The effectiveness of our internal control over financial report as of December 31, 2008 has been audited by Ernst & Young LLP, an independent registered public accounting firm, as stated in their report, which is included herein.

/s/ JOSHUA PICKUS
Joshua Pickus Chief Executive Officer and President

/s/ SHELLY SCHAFFER
Shelly Schaffer Chief Financial Officer and Senior Vice President of Finance and Administration

Report of Independent Registered Public Accounting Firm

on Internal Control over Financial Reporting

The Board of Directors and Stockholders of

SupportSoft, Inc.

We have audited SupportSoft Inc.’s internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). SupportSoft Inc.’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Report of Management on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

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

In our opinion, SupportSoft, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2008, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of SupportSoft, Inc. as of December 31, 2008 and 2007, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2008, and our report dated March 10, 2009, expressed an unqualified opinion thereon.

/s/    Ernst & Young LLP

San Jose, California

March 10, 2009

ITEM 9B.	OTHER INFORMATION.

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

The information required by Item 10 of Form 10-K with respect to Item 401 of Regulation S-K regarding our directors is incorporated herein by reference from the information contained in the section entitled “Directors and Nominees” in our definitive Proxy Statement for the 2009 Annual Meeting of Stockholders (the “Proxy Statement”), a copy of which will be filed with the Securities and Exchange Commission.

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

We have adopted a Code of Ethics and Business Conduct for Employees, Officers and Directors which is applicable to all of our directors, executive officers and employees, including our Chief Executive Officer and Chief Financial Officer (our principal executive officer and principal financial and accounting officer, respectively). The Code of Ethics and Business Conduct for Employees, Officers and Directors is available on our web site athttp://www.supportsoft.com/Company/ir_corporate_governance.html. A copy of the Code of Ethics and Business Conduct for Employees, Officers and Directors will be provided without charge to any person who requests it by writing to the address or telephoning the number indicated under “SEC Filings and other Available Information” on page 13. We will disclose on our web site amendments to or waivers from our Code of Ethics and Business Conduct applicable to our directors or executive officers, including our Chairman and Chief Executive Officer and our Chief Financial Officer, in accordance with all applicable laws and regulations.

The information required by Item 10 of Form 10-K with respect to Items 407(c)(3), 407(d)(4) and 407(d)(5) of Regulation S-K is incorporated by reference from the information contained in the sections entitled “Director Nominations,” “Corporate Governance” and “Committees of the Board of Directors” in our Proxy Statement.

ITEM 11.	EXECUTIVE COMPENSATION.

The information required by Item 11 of Form 10-K is incorporated herein by reference from the information contained in the sections entitled “Executive Compensation and Related Information,” “Director Compensation,” “Compensation Committee Report” and “Compensation Committee Interlocks and Insider Participation” in our Proxy Statement.

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

Securities Authorized for Issuance Under Equity Compensation Plans

Equity Compensation Plan Information

As of December 31, 2008

	Number of securities to be issued upon exercise of outstanding options, warrants, and rights	Weighted-average exercise price of outstanding options, warrants, and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Plan Category	(a)	(b)	(c)
Equity Compensation Plans approved by security holders (1)	13,635,580	$4.41	3,992,103	(2)
Equity Compensation Plans not approved by security holders (3)	—	—	—

Total	13,635,580	$4.41	3,992,103	(4)

(1)	Includes 1998 Stock Option Plan and 2000 Omnibus Equity Incentive Plan. Stock options, restricted stock, restricted stock units or stock appreciation rights may be awarded under the 2000 Omnibus Equity Incentive Plan and 1998 Stock Option Plan.

(2)	The number of shares reserved for issuance under the 2000 Omnibus Equity Incentive Plan (the “2000 Incentive Plan”) is subject to an annual increase as follows:

The aggregate number of options, stock appreciate rights, stock units and restricted shares of common stock that may be awarded under the 2000 Incentive Plan shall automatically increase each year by a number equal to the lesser of (i) 2,000,000 shares of common stock, (ii) 5% of the outstanding shares of common stock on December 31 of such year or (iii) a lesser amount determined by our board of directors. The aggregate number of shares of common stock which may be issued under the 2000 Incentive Plan shall at all times be subject to adjustment as a result of stock splits, dividends payable in shares, combinations or consolidations of outstanding stock, recapitalizations, mergers or reorganizations. The number of shares of common stock which are subject to options or other rights outstanding at any time under the 2000 Incentive Plan shall not exceed the number of shares which then remain available for issuance under the 2000 Incentive Plan. During the term of the 2000 Incentive Plan, we shall at all times reserve and keep available sufficient shares of common stock to satisfy the requirements of the 2000 Incentive Plan.

(3)	None.

(4)	The amount does not include 1,649,427 shares available for purchase pursuant to our 2000 Employee Stock Purchase Plan. Shares of common stock will be purchased at a price equal to 85% of the fair market value per share of common stock on either the first day preceding the six-month offering period or the last date of the offering period, whichever is less. The number of shares reserved for issuance shall automatically increase each year by a number equal to the lesser of (i) 2,000,000 shares, (ii) 3% of the outstanding common stock on that date, or (iii) a lesser amount determined by our board of directors.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE.

The information required by Item 13 of Form 10-K is incorporated herein by reference from the information contained in the sections entitled “Certain Relationships and Related Transactions,” “Compensation Committee Interlocks and Insider Participation” and “Director Independence” in our Proxy Statement.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES.

The information required by Item 14 of Form 10-K is incorporated herein by reference from the information contained in the sections entitled “Principal Accountant Fees and Services” and “Audit Committee Pre-Approval Policies and Procedures” in our Proxy Statement.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES.

(a)	The following documents are filed as part of this report:

(1)	Financial Statements—See Index to the Consolidated Financial Statements and Supplementary Data in Item 8 of this report.

(2)	Financial Statement Schedules.

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
333-30674) filed on February 18, 2000).

10.1*

Registrant’s Amended and Restated 1998 Stock Option Plan (incorporated by reference to Exhibit 10.1 of Amendment No. 1 to SupportSoft’s registration statement on Form S-1 (File No. 333-30674) filed on March 9, 2000).

10.2*

Registrant’s 2000 Omnibus Equity Incentive Plan (incorporated by reference to Exhibit 10.2 of Amendment No. 8 to SupportSoft’s registration statement on Form S-1 (File No. 333-30674) filed on July 13, 2000).

10.3*	Registrant’s 2000 Amended and Restated Employee Stock Purchase Plan (incorporated by reference to Exhibit 10.1 of SupportSoft’s quarterly report on Form 10-Q filed on August 4, 2006.

10.4*	Form of Directors’ and Officers’ Indemnification Agreement (incorporated by reference to Exhibit 10.4 registration statement on Form S-1 (File No. 333-30674) filed on February 18, 2000).

10.5*	Amended and Restated Employment Agreement, dated December 23, 2008, by and between the registrant and Josh Pickus.

10.6*

Amended and Restated Employment Agreement dated October 27, 2008, by and between registrant and Michael Sayer (incorporated by reference to Exhibit 10.1 of SupportSoft’s current report on Form 8-K filed on October 29, 2008).

10.7*

Employment Offer Letter dated as of January 29, 2008, as amended February 1, 2008, by and between the Registrant and Shelly Schaffer (incorporated by reference to Exhibit 10.1 of SupportSoft’s current report on Form 8-K filed on February 4, 2008).

Exhibit	Description of Document

10.8*	Amended and Restated Employment Offer Letter dated as of October 6, 2008, by and between the Registrant and Anthony Rodio.

10.9*	Amended and Restated Employment Offer Letter dated as of September 23, 2008, by and between the Registrant and Richard Mandeberg.

10.10*	SupportSoft, Inc. Executive Incentive Compensation Incentive Plan (incorporated by reference to Exhibit 10.2 of SupportSoft’s current report on Form 8-K filed on February 4, 2008).

10.11*	SupportSoft, Inc. Amended and Restated Executive Incentive Compensation Incentive Plan (incorporated by reference to Exhibit 10.2 of SupportSoft’s current report on Form 8-K filed on August 1, 2008).

10.12*

SupportSoft, Inc. Amended and Restated Executive Incentive Compensation Incentive Plan (incorporated by reference to Exhibit 10.2 of SupportSoft’s current report on Form 8-K filed on February 11, 2009).

10.13	Sublease Agreement with Nuance Communications, Inc. dated November 9, 2006 (incorporated by reference to Exhibit 10.1 of SupportSoft’s current report on form 8-K filed on November 15, 2006).

21.1	Subsidiaries of SupportSoft, Inc.

23.1	Consent of Independent Registered Public Accounting Firm

24.1	Power of Attorney (see the signature page of this Form 10-K)

31.1	Chief Executive Officer Section 302 Certification.

31.2	Chief Financial Officer Section 302 Certification.

32.1	Statement of the Chief Executive Officer under 18 U.S.C. § 1350(1)

32.2	Statement of the Chief Financial Officer under 18 U.S.C. § 1350(1)

*	Denotes an executive or director compensation plan or arrangement.

(1)	The material contained in Exhibit 32.1 and 32.2 shall not be deemed “filed” with the SEC and is not to be incorporated by reference into any filing of the Company under the Securities Act of 1933 or the Securities Exchange Act of 1934, whether made before or after the date hereof irrespective of any general incorporation language contained in such filing, except to the extent that the registrant specifically incorporates it by reference.

(c)	Financial Statement Schedules.

No schedules have been filed because the information required to be set forth therein is not applicable or is shown in the financial statements or related notes included as part of this report.

SIGNATURES

Pursuant to the requirements of the Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on this 10th day of March, 2009.

SUPPORTSOFT, INC.

By:	/s/ JOSHUA PICKUS
Joshua Pickus Chief Executive Officer and President

POWER OF ATTORNEY

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Joshua Pickus and Shelly Schaffer, and each of them individually, as his or her attorney-in-fact, each with full power of substitution, for him or her in any and all capacities, to sign any and all amendments to this Report on Form 10-K, and to file the same, with exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, hereby ratifying and confirming all that said attorney-in-fact, or his or her substitute, may do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated:

Signature	Title	Date

/s/ JOSHUA PICKUS Joshua Pickus	Chief Executive Officer and President (Principal Executive Officer)	March 10, 2009

/s/ SHELLY SCHAFFER Shelly Schaffer	Chief Financial Officer and Senior Vice President of Finance and Administration (Principal Financial and Accounting Officer)	March 10, 2009

/s/ KEVIN C. EICHLER Kevin C. Eichler	Chairman of the Board of Directors	March 10, 2009

/s/ SHAWN FARSHCHI Shawn Farshchi	Director	March 10, 2009

/s/ J. MARTIN O’MALLEY J. Martin O’Malley	Director	March 10, 2009

/s/ JIM STEPHENS Jim Stephens	Director	March 10, 2009

/s/ JAMES THANOS James Thanos	Director	March 10, 2009

EXHIBIT INDEX

Exhibit	Description of Document
3.1	Restated Certificate of Incorporation, as amended (incorporated by reference to Exhibit 3.1 of SupportSoft’s annual report on Form 10-K for the year ended December 31, 2001).

3.2	Amended and Restated Bylaws (incorporated by reference to Exhibit 3.2 of SupportSoft’s annual report on Form 10-K for the year ended December 31, 2001).

4.1	Form of Common Stock Certificate (incorporated by reference to Exhibit 4.1 of SupportSoft’s quarterly report on Form 10-Q for the quarter ended June 30, 2002).

4.2

Registration Rights Agreement, dated June 22, 1998, by and among the registrant and the parties who are signatories thereto (incorporated by reference to Exhibit 4.2 of SupportSoft’s registration statement on Form S-1 (File No.
333-30674) filed on February 18, 2000).

10.1*

Registrant’s Amended and Restated 1998 Stock Option Plan (incorporated by reference to Exhibit 10.1 of Amendment No. 1 to SupportSoft’s registration statement on Form S-1 (File No. 333-30674) filed on March 9, 2000).

10.2*

Registrant’s 2000 Omnibus Equity Incentive Plan (incorporated by reference to Exhibit 10.2 of Amendment No. 8 to SupportSoft’s registration statement on Form S-1 (File No. 333-30674) filed on July 13, 2000).

10.3*	Registrant’s 2000 Amended and Restated Employee Stock Purchase Plan (incorporated by reference to Exhibit 10.1 of SupportSoft’s quarterly report on Form 10-Q filed on August 4, 2006.

10.4*	Form of Directors’ and Officers’ Indemnification Agreement (incorporated by reference to Exhibit 10.4 registration statement on Form S-1 (File No. 333-30674) filed on February 18, 2000).

10.5*	Amended and Restated Employment Agreement, dated December 23, 2008, by and between the registrant and Josh Pickus.

10.6*

Amended and Restated Employment Agreement dated October 27, 2008, by and between registrant and Michael Sayer (incorporated by reference to Exhibit 10.1 of SupportSoft’s current report on Form 8-K filed on October 29, 2008).

10.7*

Employment Offer Letter dated as of January 29, 2008, as amended February 1, 2008, by and between the Registrant and Shelly Schaffer (incorporated by reference to Exhibit 10.1 of SupportSoft’s current report on Form 8-K filed on February 4, 2008).

10.8*	Amended and Restated Employment Offer Letter dated as of October 6, 2008, by and between the Registrant and Anthony Rodio.

10.9*	Amended and Restated Employment Offer Letter dated as of September 23, 2008, by and between the Registrant and Richard Mandeberg.

10.10*	SupportSoft, Inc. Executive Incentive Compensation Incentive Plan (incorporated by reference to Exhibit 10.2 of SupportSoft’s current report on Form 8-K filed on February 4, 2008).

10.11*	SupportSoft, Inc. Amended and Restated Executive Incentive Compensation Incentive Plan (incorporated by reference to Exhibit 10.2 of SupportSoft’s current report on Form 8-K filed on August 1, 2008).

10.12*

SupportSoft, Inc. Amended and Restated Executive Incentive Compensation Incentive Plan (incorporated by reference to Exhibit 10.2 of SupportSoft’s current report on Form 8-K filed on February 11, 2009).

Exhibit	Description of Document
10.13	Sublease Agreement with Nuance Communications, Inc. dated November 9, 2006 (incorporated by reference to Exhibit 10.1 of SupportSoft’s current report on form 8-K filed on November 15, 2006).

21.1	Subsidiaries of SupportSoft, Inc.

23.1	Consent of Independent Registered Public Accounting Firm

24.1	Power of Attorney (see the signature page of this Form 10-K)

31.1	Chief Executive Officer Section 302 Certification.

31.2	Chief Financial Officer Section 302 Certification.

32.1	Statement of the Chief Executive Officer under 18 U.S.C. § 1350(1)

32.2	Statement of the Chief Financial Officer under 18 U.S.C. § 1350(1)

*	Denotes an executive or director compensation plan or arrangement.

(1)	The material contained in Exhibit 32.1 and 32.2 shall not be deemed “filed” with the SEC and is not to be incorporated by reference into any filing of the Company under the Securities Act of 1933 or the Securities Exchange Act of 1934, whether made before or after the date hereof irrespective of any general incorporation language contained in such filing, except to the extent that the registrant specifically incorporates it by reference.