Form 10-K/A
period 2008-12-31
SUPPORTSOFT INC
filed 2009-04-27
CIK 1104855

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

(Amendment No. 1)

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
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐    No ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒

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

As of April 23, 2009, there were 46,358,673 shares of the registrant’s common stock outstanding.

EXPLANATORY NOTE

This Amendment No. 1 on Form 10-K/A (the “Amendment”) amends the Annual Report on Form 10-K of SupportSoft, Inc. for the fiscal year ended December 31, 2008, originally filed with the Securities and Exchange Commission (“SEC”) on March 11, 2009 (the “Original Filing”). We are filing this Amendment to amend Part III of the Original Filing to include the information required by and not included in Part III of the Original Filing because we no longer intend to file our definitive proxy statement within 120 days of the end of our fiscal year ended December 31, 2008. In connection with the filing of this Amendment and pursuant to the rules of the SEC, we are including with this Amendment certain new certifications by our principal executive officer and principal financial officer. Accordingly, Item 15 of Part IV has also been amended to reflect the filing of these new certifications.

Except as described above, no other changes have been made to the Original Filing. The Original Filing continues to speak as of the date of the Original Filing, and we have not updated the disclosures contained therein to reflect any events which occurred at a date subsequent to the filing of the Original Filing other than as expressly indicated in this Amendment. In this Amendment, unless the context indicates otherwise, the terms “Company,” “we,” “us,” and “our” refer to SupportSoft, Inc. Other defined terms used in this Amendment but not defined herein shall have the meaning specified for such terms in the Original Filing.

SUPPORTSOFT, INC.

FORM 10-K/A

FOR FISCAL YEAR ENDED DECEMBER 31, 2008

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

BOARD OF DIRECTORS AND NOMINEES

The Board consists of six directors, all of whom have been nominated by the Board for re-election at the Annual Meeting. All of the directors elected at the Annual Meeting will serve until the next annual meeting of stockholders and thereafter until their successors are elected and qualified. Unless otherwise directed, the proxy holders will vote the proxies received by them for the six nominees named below. If any of the six nominees is unable or declines to serve as a director at the time of the Annual Meeting, the proxies will be voted for any nominee who is designated by the present Board to fill the vacancy. It is not expected that any nominee will be unable or will decline to serve as a director.

Names of the nominees and certain biographical information about them as of April 1, 2009 are set forth below:

KEVIN C. EICHLER has served as a member of the Board since February 2003 and became Chairman of the Board in May 2006. From January 2008 to December 2008, Mr. Eichler served as chief financial officer of Credence Systems Corporation, a provider of test solutions for the semiconductor industry. From March 2006 until December 2007, Mr. Eichler served as executive vice president of operations and chief financial officer of MarketTools, Inc, an online marketing research company. From May 1998 until February 2006, Mr. Eichler served as vice president, chief financial officer and treasurer of MIPS Technologies, Inc., a provider of processor architectures and cores for digital consumer and business applications. Mr. Eichler also serves on the board of directors of Ultra Clean Holdings, Inc., a developer and supplier of subsystems for the semiconductor capital equipment industry, and Magma Design Automation, Inc., a provider of electronic design automation software and design services. Mr. Eichler holds a B.S. in accounting from St. John’s University.

SHAWN FARSHCHI has served as a member of the Board since February 2007. Since December 2006, Mr. Farshchi has served as Chief Operating Officer of Coremetrics Inc., an on demand web analytics application solution provider. From January 2003 until December 2006, Mr. Farshchi served as Chief Information Officer and Vice President of Technical Operations at WebEx Communications, Inc., a multimedia collaboration service company. From January 2002 until December 2002, Mr. Farshchi served as Regional Vice President of Managed Services at Oracle Corporation, a database and enterprise application software company. Mr. Farshchi holds a B.S. degree in Electrical Engineering from California State University San Francisco.

J. MARTIN O’MALLEY has served as a member of the Board since April 2006. Since July 2005, Mr. O'Malley has served as a Managing Director with WTAS, LLC, a tax and financial advisory firm. From January 2005 until July 2005, Mr. O’Malley served as a Managing Director with Alvarez and Marsal, a tax and financial advisory firm. From June 2002 until December 2004, Mr. O’Malley served as a Partner with PricewaterhouseCoopers, an accounting firm. From September 1992 until June 2002, Mr. O’Malley served as a Partner with Arthur Andersen, an accounting firm. Mr. O’Malley holds a B.S./B.A. degree from Georgetown University.

JOSHUA PICKUS joined SupportSoft as President and Chief Executive Officer and a member of the Board in April 2006. Mr. Pickus served as senior vice president and general manager of the Clarity Division of Computer Associates, an IT management software company, from August 2005 until April 2006. From November 1999 until August 2005, Mr. Pickus served in a number of executive positions at Niku Corporation, an IT governance software company, including president and chief executive officer from November 2002 until August 2005, chief financial officer, from April 2001 to October 2002, and president of vertical markets from November 1999 to March 2001. Mr. Pickus also serves on the Board of DemandTec, Inc., an on-demand software company focused on price optimization for retailers and consumer packaged goods companies. Mr. Pickus holds a Bachelor of Arts from Princeton University and a Juris Doctor from University of Chicago School of Law.

JIM STEPHENS has served as a member of the Board since October 2006. From February 1990 until November 2005, Mr. Stephens was employed in various positions by Adobe Systems Inc., a software company, most recently as Senior Vice President of Worldwide Sales and Field Operations. Mr. Stephens holds a B.B.A. from Southern Methodist University.

JAMES THANOS has served as a member of the Board since February 2003. Since June 2002, Mr. Thanos has served on the boards of and provided consulting services to a variety of companies. From June 2000 to June 2002, Mr. Thanos served as Executive Vice President and General Manager, Worldwide Field Operations of BroadVision, Inc., an enterprise software company. Mr. Thanos also serves on the Boards of Directors of ClickSoftware, Inc., a provider of service optimization solutions; Corticon, a business rules management provider; and Selectica, a sales configuration, pricing and quotation and contract management solutions provider. Mr. Thanos holds a B.A. in behavioral sciences from The Johns Hopkins University.

EXECUTIVE OFFICERS

Our executive officers and their ages as of March 10, 2009 are:

Name	Age	Position
Joshua Pickus	47	President and Chief Executive Officer
Richard Mandeberg	55	Executive Vice President, Chief Revenue Officer, CSG
Anthony Rodio	43	Executive Vice President, Chief Operating Officer, CSG
Michael Sayer	57	Executive Vice President, General Manager Enterprise
Shelly Schaffer	45	Chief Financial Officer and Executive Vice President of Finance and Administration

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

Richard Mandeberg. Mr. Mandeberg has served as Executive Vice President, Chief Revenue Officer, CSG, since August 2008. Mr. Mandeberg previously served as our Executive Vice President, Consumer Group from January 2008 to August 2008 and as our Senior Vice President of Consumer Business Development from December 2006 to January 2008. From September 2005 to December of 2006, Mr. Mandeberg was Executive Director of Market Development at the Consumer Branded Division of Seagate Technology. From January 2003 until September 2005, Mr. Mandeberg held various executive positions including Chief Executive Officer at Mirra, a consumer storage appliance product company, before its acquisition by Seagate. Prior to Mirra, Mr. Mandeberg was Chief Executive Officer of IQ Commerce, an online marketing and consumer services software company. Mr. Mandeberg holds a Bachelor of Arts degree in Film and Computer Imaging from the University of Michigan.

Anthony Rodio. Mr. Rodio has served as Executive Vice President, Chief Operating Officer, CSG, since August 2008. Mr. Rodio previously served as our Executive Vice President, Operations from January 2008 to August 2008 and as our Chief Marketing Officer from September 2006 to January 2008. Mr. Rodio was Vice

President of Product Management at SideStep, an online travel company, from June 2005 to August 2006. From April 2004 to March of 2005, Mr. Rodio was Vice President of Marketing at StubHub, a secondary ticketing company. From January 2001 to April 2004, Mr. Rodio served as Senior Director Brand and Communications of the MSN division of Microsoft. Earlier in his career, Mr. Rodio held marketing positions at Amazon.com and Procter & Gamble. Mr. Rodio holds a Bachelor of Science from the University of Oregon, a Master of Science from Portland State University and a Master of Business Administration from the Olin School of Business at Washington University in St. Louis.

Michael Sayer. Mr. Sayer has served as Executive Vice President, General Manager Enterprise since January 2008. Mr. Sayer previously served as our Senior Vice President of Worldwide Sales from May 2006 to January 2008. Mr. Sayer served as Vice President of Worldwide Sales of the Clarity Division of Computer Associates from August 2005 until April 2006. From August 2003 until August 2005, Mr. Sayer was Executive Vice President of Worldwide Sales of Niku Corporation, an IT governance software company. From November 1999 to April 2003, Mr. Sayer served as the Chief Executive Officer of Hipbone Corporation, an enterprise software company. Earlier in his career, Mr. Sayer established Remedy Corporation’s European sales operations. Mr. Sayer holds a Bachelor of Science in Industrial Engineering from the University of Herfordshire in the United Kingdom.

Shelly Schaffer. Ms. Schaffer has served as Executive Vice President, Finance since February 2008 and assumed the role of Chief Financial Officer in March 2008. Ms. Schaffer was Vice President, Corporate Operations Finance at Yahoo! from January 2007 until February 2008. From September 2003 to December 2006, Ms. Schaffer served as an executive at Mercury Interactive in a number of finance roles including Vice President of Strategic Finance and Treasury and Vice President of Financial Planning and Analysis. Previously, Ms. Schaffer held senior finance roles spanning over a decade with The Coca Cola Company, Nestle Beverage Company, and Cosine Communications, a telecommunications equipment supplier. Ms. Schaffer graduated from the University of South Florida earning an MBA and received a Bachelors of Science in Mathematics and Economics from Florida Southern College.

CORPORATE GOVERNANCE

Corporate Governance Guidelines

The Board is committed to sound and effective corporate governance practices designed to serve the best interests of the Company and our stockholders. These governance principles and procedures are reflected in our Corporate Governance Guidelines (the “Guidelines”). Among other matters, the Guidelines address the composition of the Board, Board operations, director qualifications and independence, director responsibilities, Board committees, Board and management evaluation, and management succession planning. The Guidelines are available on our website at:

http://www.supportsoft.com/Company/ir_corporate_governance.html

Copies of the Guidelines are also available in print upon written request to SupportSoft, Inc., Attention: Corporate Secretary, 1900 Seaport Boulevard, 3rd Floor, Redwood City, California 94063.

Code of Ethics

Integrity is one of our core values. The Board has adopted a Code of Ethics and Business Conduct (the “Code of Ethics”) applicable to our employees, officers and directors. The Code of Ethics is designed to deter wrongdoing and to promote honest and ethical conduct. The Code of Ethics includes standards designed to ensure full, accurate, and timely disclosure in reports filed with the SEC; promote compliance with laws; eliminate or properly manage conflicts of interest; encourage prompt internal reporting of violations of the Code of Ethics; and ensure accountability for the adherence to the Code of Ethics. The Code of Ethics is available on our website at:

http://www.supportsoft.com/Company/ir_corporate_governance.html

Copies of the Code of Ethics are also available in print upon written request to SupportSoft, Inc., Attention: Corporate Secretary, 1900 Seaport Boulevard, 3rd Floor, Redwood City, California 94063.

Director Independence

It is our policy that a majority of our directors be independent. The Board has determined that five of our six directors are independent, namely our Chairman Mr. Eichler and Messrs. Farshchi, O'Malley, Stephens and Thanos, based upon the listing standards of the Nasdaq Global Select Market and applicable laws and regulations. Our Board has also determined that the only director who is standing for election to the Board and is not independent is Mr. Pickus, our President and Chief Executive Officer.

Board Meetings

The Board meets at regularly scheduled meetings throughout the year, and also acts at special meetings and by written consent, as may be appropriate. In fiscal 2008 the Board held six meetings. All directors attended at least 75% of the aggregate number of meetings of the Board and of the committees on which such directors served in fiscal 2008. Director attendance at the Company's Annual Meeting is encouraged but not required. The following directors attended the 2008 Annual Meeting of stockholders: Kevin C. Eichler, Martin O'Malley, Joshua Pickus, Jim Stephens and James Thanos.

Executive Sessions

Our independent directors meet at least three times per year in executive session without management directors, non-independent directors or management present.

Committees of the Board of Directors

The Board delegates certain responsibilities to committees of independent directors. The Board has a standing Nominating and Governance Committee, Compensation Committee, and Audit Committee. Members of these committees are selected by the Board upon the recommendation of the Nominating and Governance Committee. The charter of each of these standing Board committees is available through our website at:

http://www.supportsoft.com/Company/ir_corporate_governance.html

Committee charters are also available in print upon written request to SupportSoft, Inc., Attention: Corporate Secretary, 1900 Seaport Boulevard, 3rd Floor, Redwood City, California 94063.

Nominating and Governance Committee

The Nominating and Governance Committee’s primary functions are to seek and recommend to the Board qualified candidates for election or appointment to the Board, and oversee matters of corporate governance, including the evaluation of the Board’s performance and processes and assignment of members of the committees established by the Board.

During 2008, the members of the Nominating and Governance Committee were Messrs. Eichler, Stephens, and Thanos. Mr. Eichler serves as Chair of the Committee. The Nominating and Governance Committee held two meetings during 2008.

Compensation Committee

Our Compensation Committee's principal responsibilities are to determine all compensation of named executive officers of the Company; establish the appropriate mix of incentive compensation and equity-based programs for the named executive officers; act as plan administrator for our equity incentive plans; review the annual performance of the Chief Executive Officer; and provide guidance to the Chief Executive Officer for the annual performance appraisals of other named executive officers.

During 2008, the members of the Compensation Committee were Messrs. O'Malley, Stephens, and Thanos. Mr. Thanos served as Chair of the Committee until May 21, 2008, at which time Mr. Stephens became the Chair of the Committee while Mr. Thanos remained a member of the Committee. The Compensation Committee held six meetings during 2008.

Audit Committee

The Audit Committee's primary functions are to approve the provision of all auditing services and to approve the terms and fees of all non-audit services provided by the independent registered public accounting firm; meet and consult with the independent registered public accounting firm; advise and assist the Board in evaluating the independent registered public accounting firm; review the financial statements to be included in filings with the SEC; and establish procedures for the receipt, retention and treatment of complaints received by SupportSoft regarding accounting, internal accounting controls or auditing matters.

During 2008 the members of the Audit Committee were Messrs. Eichler, Farshchi and O'Malley. The Board has determined that Messrs. O'Malley and Eichler are financial experts, as defined under SEC rules. In addition, the Board has determined that each member of the Audit Commission is financially literate and has the requisite financial sophistication as required by the applicable listing standards of the Nasdaq Global Select Market. The Audit Committee held eight meetings during 2008.

The Audit Committee assists the Board in its general oversight of our financial reporting, internal controls and audit functions, and is directly responsible for the appointment, retention, compensation and oversight of the work of our independent registered public accounting firm. Additional information regarding the Audit Committee is included in the “Report of Audit Committee of the Board of Directors” below.

Director Qualifications

The primary qualifications for service on the Board are a distinguished record of leadership and success and an ability to make substantial contributions to the Board and SupportSoft. The Nominating and Governance Committee periodically reviews with the Board the appropriate skills and characteristics required of Board members. The assessment of Board candidates includes, but is not limited to, consideration of relevant industry experience, general business experience, relevant financial experience, and compliance with independence and other qualifications necessary to satisfy any applicable securities and tax laws and the rules and regulations thereunder, as well as the rules of the Nasdaq Global Select Market.

Director Nominations

The Nominating and Governance Committee considers and recommends candidates for Board membership. Candidates may be suggested by Board members, management, or our stockholders. The Committee also has, on occasion, retained third-party executive search firms to identify independent director candidates. After completing an evaluation and review of a director candidate, the Nominating and Governance Committee makes a recommendation to the full Board, and the Board determines whether the candidate should be named a director.

The Nominating and Governance Committee will consider director candidates recommended by our stockholders. Such nominations should be directed to the Nominating and Governance Committee, c/o Corporate

Secretary, at our principal executive offices: 1900 Seaport Boulevard, 3rd Floor, Redwood City, CA 94063. In addition, the stockholder must give notice of a nomination to our Corporate Secretary at the same address, and such notice must be received not less than 120 days before any meeting of stockholders called for the election of directors. However, if less than 100 days notice of the meeting is given to stockholders, such nomination must be mailed or delivered to the corporate secretary not later than the close of business on the 7th day following the day on which the notice of meeting was mailed.

For each proposed nominee who is not an incumbent director, the stockholder's notice must set forth specific information called for in our bylaws. There have been no recent material changes to the procedures by which stockholders may recommend nominees for the Board of Directors.

Section 16(a) Beneficial Ownership Compliance

Under the securities laws of the United States, SupportSoft’s directors, executive officers and any persons holding more than 10% of the our common stock are required to report their initial ownership of our common stock and any subsequent changes in that ownership to the Securities and Exchange Commission. Specific due dates for these reports have been established and we are required to identify in this proxy statement those persons who failed to timely file these reports. Based solely on a review of Forms 3, 4 and 5 and any amendments thereto furnished to us, we believe that all of the Section 16 filing requirements were timely satisfied for 2008.

ITEM 11.	EXECUTIVE COMPENSATION.

EXECUTIVE COMPENSATION AND RELATED INFORMATION

Compensation Discussion and Analysis

Executive Summary

We provide software and services designed to make technology work. We currently operate our business in two segments, the Consumer Business and the Enterprise Business. Our Consumer Business is a technology-enabled services business that was launched in 2007 to provide consumers with assistance in resolving technology problems. Our Enterprise Business consists of our traditional business in which we license technical support software to digital service providers (telecommunications and cable companies) and corporate IT departments and IT outsourcers. As further discussed in this section, our executive compensation program is designed to reward our senior executive officers when they contribute to the achievement of our business objectives and create long-term stockholder value. Our compensation plans and programs for 2009 are evolving and are subject to change depending upon, among other things, the timing and successful closing of the proposed Asset Sale described elsewhere in this proxy statement.

The following discussion and analysis explains our executive compensation program and policies as they relate to our senior executives who are listed in the Summary Compensation Table below for fiscal year 2008. We refer to these senior executives as our named executive officers. For 2008, our named executive officers were:

Joshua Pickus	President and Chief Executive Officer

Shelly Schaffer	Chief Financial Officer and Executive Vice President of Finance and Administration

Michael Sayer	Executive Vice President, General Manager Enterprise

Richard Mandeberg	Executive Vice President, Chief Revenue Officer, CSG

Anthony Rodio	Executive Vice President, Chief Operating Officer, CSG

Ken Owyang	Former Chief Financial Officer and Senior Vice President of Finance and Administration

As previously reported, Mr. Owyang ceased to act as our Chief Financial Officer at the time we filed our Annual Report on Form 10-K for 2007. On March 13, 2008. Ms. Schaffer succeeded Mr. Owyang as our Chief Financial Officer.

The following are the highlights of our 2008 executive compensation program:

•	We froze the total cash compensation for our senior executive officers continuing from the prior year;

•

Our named executive officers earned short-term cash incentive awards pursuant to our Executive Incentive Compensation Incentive Plan at quarterly intervals based on achievement of quarterly company and/or business unit revenue and operating income goals and/or individual performance objectives that, on a yearly basis, ranged from about 71% to 119% of their target opportunities. Short-term cash incentive payments for 2008 ranged from about 18% to 119% of the executives’ base salaries;

•	We awarded time-based stock options to our named executive officers under our existing omnibus equity incentive plan;

•	We adopted an amended and restated Executive Incentive Compensation Plan, including changes to the plan, that will be operational for 2009; and

•	We did not conduct a new benchmarking review during 2008 because we determined that the 2007 benchmarking review remained appropriate for determining 2008 compensation levels.

The discussion and analysis of our 2008 executive compensation program that follows may include forward-looking statements, and should be read together with the compensation tables and related disclosures that follow this section.

Compensation Philosophy and Objectives

The Compensation Committee reviews executive officer performance and total compensation, including equity awards, on an annual basis. These reviews take place generally in October for named executive officers other than our Chief Executive Officer, and after the end of our fiscal year for the Chief Executive Officer. The Compensation Committee has sole authority to assess the performance of our Chief Executive Officer and determine his compensation. In general, our management team supports our Compensation Committee with its tasks of considering and establishing executive compensation for the other named executive officers. Our executive compensation program has been designed by our Compensation Committee to promote two primary objectives:

•	to attract and retain talented executives who will lead us to achieve our business objectives and create long-term stockholder value; and

•	to align executive pay with annual and long-term company performance and stockholder return.

These objectives guide the compensation elements we use and our compensation decisions for individual executive officers, as further discussed in this section. With these objectives in mind, we generally seek through our executive compensation program to attract and retain our named executive officers, to reward our named executive officers for achieving quarterly, semi-annual and annual performance goals, and to encourage our named executive officers to meet performance goals in future periods.

Executive Compensation Program Design

The principal elements of our executive compensation program are base salary, short-term cash incentive awards earned on a quarterly, semi-annual and annual basis and long-term equity awards earned based on our review of full-year performance, which equity awards vest over time. In keeping with our philosophy of aligning pay with performance, a significant portion of our named executive officers’ compensation is “at risk” and comprised of both long-term equity awards and short-term cash incentives. For us, “at risk” compensation consists of potential earnings that are directly linked to performance or earnings that are granted in the form of short-term cash incentives and long-term investments in our company’s success through equity awards.

We believe long-term equity awards are particularly effective as a means of aligning the interests of our named executive officers with those of our stockholders as these awards drive both long-term company performance and retention of key executives. We believe this because the equity awards will not deliver any return to our executives unless our stock price increases after the time the award is made. Accordingly, each year we seek to establish long-term equity incentives as a significant component of our executive compensation program. We also believe that short-term cash incentives are an important and effective way to align named executive officer pay with company performance because short-term cash incentives are actually earned only when our named executive officers help us achieve our business objectives. We measure short-term cash incentive award achievement on a quarterly, semi-annual and annual basis based on both company and individual executive officer performance, which also helps us more closely equate executive pay with real-time performance.

In 2008, each of our named executive officers was eligible to receive a target short-term cash incentive, expressed as a percentage of his or her annual base salary, based on the executive’s attainment of pre-established goals and/or the performance of the company and/or the executive’s business unit. For 2008, our Chief Executive Officer’s short-term cash incentive opportunity was tied to quarterly and annual company and/or business unit revenue and operating income targets set by the Compensation Committee. The Compensation Committee chose these particular performance metrics for our Chief Executive Officer to ensure that he capitalized on our revenue growth opportunities while maintaining operating discipline. Annual cash incentives for our other named executive officers were tied to their quarterly achievement of various individual performance objectives and/or to achievement of quarterly and annual revenue, operating income, and/or other business unit objectives. The revenue and operating income targets relevant to our named executive officers are described in greater detail under “—Annual Cash Incentive Awards” below.

Executive Compensation Program Design Changes for 2008 and 2009

Our executive compensation program design changed a number of times in 2008 and 2009 as it related to short-term cash incentives. These changes generally related to our newer Consumer Business which is rapidly evolving. In January 2008, the Board adopted a new Executive Incentive Compensation Plan, which we refer to as the 2008 annual incentive plan, that was designed to closely align executive compensation with corporate and business unit financial performance. We adopted the 2008 annual incentive plan based on the results of our 2007 benchmarking activities discussed below. Although we view our cash compensation to be competitive with that offered by companies in our peer group, in the light of the Radford Associates survey data discussed further below, we believed that we could strengthen our pay for performance program by tying a larger percentage of short term cash incentives to company or business unit performance, as opposed to individual objectives.

Based on this objective, the 2008 annual incentive plan tied a significant percentage of each executive officer’s short-term cash incentive compensation to company financial performance and, for our executives who serve as heads of our business units, business unit financial performance. For 2008, the cash incentive compensation for Mr. Pickus and Mr. Sayer was tied exclusively to company (in the case of Mr. Pickus) and business unit (in the case of Mr. Sayer) financial performance. For our other executive officers, short term cash incentive compensation was tied to company and/or business unit financial performance and to achievement of individual goals. The balance between individual and company and business unit goals varied from officer to officer.

2008 Annual Incentive Plan Changes

In July 2008, the Board adopted an amended and restated 2008 annual incentive plan, making certain changes related to the 2008 annual incentive plan. The amendments and changes related primarily to our

Consumer Business, and were implemented to ensure that the 2008 annual incentive plan would be flexible enough to achieve its incentive and retention objectives during the early stages of our Consumer Business, taking into account the longer roll-out periods associated with partner engagements in the Consumer Business. Effective for the second half of 2008 and beyond, the amendments and changes to the 2008 annual incentive plan eliminated specification of the relative percentage weighting between the financial component and individual component for the participants, instead giving us discretionary authority each year to establish the relative percentage weighting for these annual incentive components based on our and in particular our Consumer Business’ outlook at the time. As discussed below in the section entitled “Annual Cash Incentive Awards,” the Board also changed the relative weighting of financial and individual components for certain executive officers. For our executive officers who lead the Consumer Business, the inclusion of or increase in weighting for individual components reflected the variety of activities that we believe would be required to develop the Consumer Business.

The Board also reduced the previously selected revenue target for the Consumer Business for 2008 to reflect the longer roll-out periods associated with partner engagements in the Consumer Business. However, the revised targets for the Consumer Business for 2008 continued to reflect substantial increases over consumer revenue for 2007. Concurrent with the reduction in Consumer Business revenue targets, the Board eliminated the potential for overachievement against short-term cash incentive compensation targets based on Consumer Business revenue for 2008. The Board also eliminated our Chief Executive Officer’s eligibility for overachievement against all short-term cash incentive compensation targets for 2008, and reduced the amount of short-term cash incentive compensation potentially available to the Chief Executive Officer for the second half of 2008. With the exception of our Chief Executive Officer’s incentive compensation, the Board did not make any changes to the potential overachievement incentive based on operating income achievement by our enterprise business.

For 2008 annual incentive plan participants with an annual incentive based on company financial performance due to their responsibilities spanning both segments of our business, consisting of our Chief Executive Officer and our Chief Financial Officer, our Board of Directors revised the method for measuring achievement of performance by providing that the operating income contribution targets for the Enterprise Business and revenue targets for the Consumer Business were weighted separately and equally to determine the company financial performance component of their annual incentive payout.

2009 Annual Incentive Plan Changes

In February 2009, our Board of Directors again amended and restated the annual incentive plan, to ensure that the plan would remain effective in achieving its retention and incentive objectives. The amendments and changes provided that we will establish financial goals for the consumer and enterprise businesses on a quarterly, semi-annual or annual basis, at our discretion, in advance of such performance period(s), rather than establishing quarterly and annual financial goals as had previously been our practice. These changes were deemed necessary to provide us with greater flexibility to properly set targets in light of the rapid rate of change, in particular in our Consumer Business. The amendments and changes also provided that incentive awards based on company and/or business unit achievement of financial performance goals during specified performance period(s) will be earned only at the close of each such performance period.

Consistent with the foregoing, for 2009 we expect that the target short-term cash incentive opportunities for our executive officers will be based upon two components:

•	the company’s (or the business unit’s, for executives assigned to a business unit) achievement of its financial goals; and

•	the individual executive’s achievement of his or her individual management by objective goals, which we refer to as MBO goals.

MBO goals generally consist of both quantifiable and non-quantifiable performance objectives based on identifiable criteria that can be both measured and defined by us in advance of the relevant performance period.

We expect that the portion of an executive’s overall target bonus attributable to company or business unit performance will be greater for more senior employees who have a greater influence on company or business unit financial results. Participating employees will be eligible to receive greater than 100% of the company or business unit portion of their target short-term cash incentive opportunities according to a formula for business overachievement, subject to a cap determined by the Compensation Committee. Any overachievement will be earned only at the close of our fiscal year and will be paid annually. We will further discuss the operation of our annual incentive plan for 2009 and the decisions made under it in the Compensation Discussion and Analysis to be included in our proxy statement for our 2010 Annual Meeting of Stockholders. Furthermore, our compensation plans and programs for 2009 are evolving and are subject to change depending upon, among other things, the timing and successful closing of the proposed Asset Sale described elsewhere in this proxy statement.

The Role of Consultants and Benchmarking Data

The Compensation Committee believes in the practice of using “at risk” compensation to compliment base salary. We expect that in years in which we achieve strong results, the “at risk” elements of our executive compensation program will raise total executive compensation to a premium above market averages. In contrast, we do not expect to pay a premium above market averages in years in which we do not achieve strong results. We believe that in this way, using “at risk” compensation to reward performance with above-market compensation supports our goal of attracting qualified senior management and promotes future compensation growth opportunities.

Historically, the Compensation Committee reviewed data from a variety of sources to determine and set executive compensation, including benchmarking data and compensation information from peer companies, industry surveys, and outside compensation consultants. In 2007, the Compensation Committee together with members of our management team conducted a formal benchmarking review for purposes of:

•	evaluating our executive and director compensation program as whole;

•	evaluating our individual named executive officer compensation; and

•	developing the Plan.

The Compensation Committee, working with our human resources function, also identified a peer group of companies comprised of technology and technology-enabled services companies, some of which compete with us for business or for employees. The companies in this peer group had one or more attributes similar to us, including size, geographic location, financial performance, and type of business or products. The Compensation Committee reviewed executive compensation data from the following companies comprising our peer group:

Callidus Software Inc.	Keynote Systems, Inc.	Taleo Corporation
Chordiant Software, Inc.	LivePerson, Inc.	Website Pros, Inc.
Cybersource Corporation	OpsWare Inc. (acquired by HP in 2007)
Kana Software, Inc.	RightNow Technologies, Inc.

Besides data from these peer companies, the Compensation Committee also reviewed survey data obtained from Radford Associates. Watson Wyatt provided some advice to the Compensation Committee with respect to our Plan and certain incentive awards in 2008. In determining appropriate comparable data, the Committee consulted the survey results that compare compensation data for two categories of companies:

•	all software companies with revenue under $200 million; and

•	all Northern California technology companies with revenue under $200 million.

These categories most closely represent the software and technology companies in the Silicon Valley area with whom we compete for personnel. In addition, the Compensation Committee sought the views of Watson Wyatt with respect to industry trends and specific issues relating to cash incentive compensation programs.

We made the decision not to conduct a new benchmarking assessment during 2008 because we did not significantly change our executive compensation program between 2007 and 2008 and, after review of the benchmarking assessment made in 2007, we determined that it remained appropriate for assisting us in determining 2008 compensation levels. We specifically used the 2007 benchmarking assessment along with updated compensation data based on the Radford Associates survey in connection with making certain compensation adjustments for Messrs. Rodio, Sayer and Mandeberg based on their changing responsibilities with us for 2008.

In general, the Compensation Committee and our human resources department use the third quartile as a guideline for establishing individual compensation elements, as well as total compensation, for each of our named executive officers. We have generally benchmarked compensation against the third quartile because we have found a need to pay cash compensation in the third quartile in order to attract top executive talent. When factoring in our pay for performance philosophy and our use of “at risk” compensation, we have found that our compensation packages generally remain in the third quartile of peer companies. Although our Chief Executive Officer recommends compensation for named executive officers other than himself, it is ultimately the responsibility of the Compensation Committee to set compensation for such executive officers.

In the fourth quarter of 2007, the Compensation Committee considered the benchmarking data it collected as one of many factors in assessing each individual named executive officer’s compensation, including base salary, short-term cash incentives and long-term equity awards. The Compensation Committee weighed the market data in light of the Compensation Committee’s assessment of each executive officer’s performance, responsibilities, experience and significance to our corporate objectives, as well as our business performance as a whole. Based on its benchmarking review and its overall compensation philosophy, the Compensation Committee determined that the base salaries and target cash incentives for the named executive officers, including our Chief Executive Officer, were competitive, and thus did not increase the named executive officers’ cash compensation for 2008.

Named Executive Officer Performance Reviews and The Role of Management

In the first quarter of 2008, the Compensation Committee established performance objectives for each named executive officer for the short-term cash incentives as further described below. The performance objectives for each executive (other than Messrs. Pickus, Sayer and Mandeberg) were to be based on two components: company or business unit performance, and individual MBO goals. Annual cash incentives for Messrs. Pickus, Sayer and Mandeberg were based solely on company or (as applicable) business unit performance. As noted above under “Executive Compensation Program Design Changes for 2008 and 2009,” in the third quarter of 2008, our board of directors implemented certain changes to the previously established performance objectives. These changes reduced the previously selected revenue targets for the Consumer Business for 2008, although they remained substantially above the targets set for 2007, and included or increased the weighting of individual components for the officers who lead our Consumer Business unit.

Key members of our management team worked with the Compensation Committee to conduct the 2007 benchmarking review described above. Our Chief Executive Officer participates in the performance discussions regarding the other named executive officers and makes recommendations to the Compensation Committee regarding the officers’ compensation, based on his direct knowledge of the officers’ performance and contributions to our business results although it is ultimately the responsibility of the Compensation Committee to set compensation for each executive officer. Certain exceptions to the timing of these annual performance and compensation reviews may occur as a result of contractual commitments or extenuating circumstances justifying an off-cycle review.

Elements of 2008 Executive Compensation

Our executive compensation program consists of the following elements:

•	Base salary;

•	Short-term, cash incentive awards;

•	Long-term, equity-based awards; and

•	Other benefits.

Base Salary

Base salary is the baseline cash compensation that we pay to executive officers throughout the year. Base salaries provide executive officers with a predictable level of income. We pay base salaries to attract and retain strong talent, which salaries are designed to give our executive officers the ability to support a reasonable standard of living in Silicon Valley. The Compensation Committee determines individual executive salaries and does not apply any specific formula. In determining appropriate base salaries, in addition to reviewing market data from Radford’s compensation surveys, or in exceptional cases, an outside compensation consultant, the Compensation Committee generally considers:

•	the scope of responsibility and experience of the executive officer;

•	the individual performance of each existing executive officer;

•	competitive market compensation;

•	internal equitable considerations;

•	the significance of the individual to the achievement of our corporate objectives; and

•	in the case of executive officers other than the Chief Executive Officer, the Chief Executive Officer’s recommendation as to compensation.

In recent years during which we were initially hiring our named executive officers, in order to attract top executive talent, we offered compensation packages with base salaries in the third quartile of salaries for executive officers in similar positions and with similar responsibilities at comparable companies. As discussed above under “The Role of Consultants and Benchmarking Data,” we generally believe that total compensation should be targeted in the third quartile of the peer group when including “at risk” compensation. Base salaries were frozen for 2008 and are reviewed annually by the Compensation Committee.

The base salary amounts for our named executive officers for 2008 are set forth in the table below. These base salaries were established based on offer letters that we negotiated with each named executive officer at the time they joined us. The only exception is for Mr. Rodio, whose base salary amount as set forth in his employment offer letter was $220,000. Based on his contributions to our company and his anticipated contributions in the future, Mr. Rodio’s base salary was increased to $240,000 in 2007. The Compensation Committee’s primary rationale for establishing the named executive officers’ base salaries, including the salary for Ms. Schaffer, who joined us in 2008, was to attract and retain top level talent for our company. We did not increase base salaries for our named executive officers for 2008.

Name and Title	2008 Base Salary
Joshua Pickus	$350,000
President and Chief Executive Officer

Shelly Schaffer	$265,000
Chief Financial Officer and Executive Vice President of Finance and Administration

Michael Sayer	$250,000
Executive Vice President, General Manager Enterprise

Richard Mandeberg	$240,000
Executive Vice President, Chief Revenue Officer, CSG

Anthony Rodio	$240,000
Executive Vice President, Chief Operating Officer, CSG

Ken Owyang(1)	$250,000
Former Chief Financial Officer and Senior Vice President of Finance and Administration

(1)	Mr. Owyang ceased to act as our Chief Financial Officer on March 13, 2008. Mr. Owyang’s base salary for the full year 2008 would have been $250,000 had he remained as our Chief Financial Officer and an employee of the company for the entire calendar year.

For more information about our named executive officers’ base salaries for 2008, see the 2008 Summary Compensation Table below.

Annual Cash Incentive Awards

As discussed above, we pay short-term cash incentives under our annual incentive plan to attract and retain talented executives who will lead us to achieve our business objectives and create long-term stockholder value, and to align executive pay with quarterly, semi-annual and annual company performance. In determining appropriate short-term cash incentive opportunities for each named executive officer, in addition to reviewing market data from Radford’s compensation surveys or, in exceptional cases, an outside compensation consultant, the Compensation Committee considers the same factors considered in determining base salary. Actual payouts for our short-term cash incentive awards for each named executive officer are based on the achievement of specified company objectives and MBO goals established at the beginning of the year and evaluated quarterly and at the end of the year.

For 2008, our short-term cash incentive award payout approach was as follows:

•

no payment was made if an executive (and/or the executive’s business unit or, with respect to the Chief Executive Officer, the company itself) failed to achieve minimum expectations, which were set between 66.7% and 80% of a specified quantitative performance objective;

•

up to 100% of the target incentive compensation was paid if an executive (and/or the executive’s business unit or, with respect to the Chief Executive Officer, the company itself) achieved between the minimum threshold referred to above and 100% of the performance objectives; and

•

a payment greater than 100% of the target bonus was paid if the executive (and/or the executive’s business unit or, with respect to the Chief Executive Officer, the Company itself) exceeded the performance objectives, subject to a cap determined by our Compensation Committee.

The Compensation Committee retains discretion to award bonuses in the event objectives are not achieved, with the appropriate supporting rationale. We believe that, based on our benchmarking review, the short-term cash incentive opportunities for our named executive officers are in the third quartile of comparable companies.

Short-term cash incentive awards for each of our named executive officers (other than with respect to Mr. Owyang) were payable quarterly and annually based on annual over-achievement, if any, of the named executive officers’ respective performance measures. Generally, the actual short-term cash incentive payments made to each named executive officer had the potential to be more (other than with respect to Mr. Owyang ) or less than the target short-term cash incentive award opportunity, depending on the level of our achievement of the respective performance measures tied to the officer’s award. However, with respect to awards dependent on the level of our achievement of Consumer Business revenue for the second half of 2008, the actual short-term cash incentive payments made to the respective named executive officer for the third and fourth quarters had the potential to be less, but not more, than the target short-term cash incentive award opportunity, because no overachievement was possible for Consumer Business revenue based on the changes made to the annual incentive plan in July 2008, as discussed above in the section entitled “Executive Compensation Program Changes for 2008 and 2009.”

For 2008, the terms of our named executive officers’ short-term cash incentive awards and the payments made with respect to those awards were as follows:

•

Mr. Pickus’ short-term cash incentive award was determined on a quarterly and annual basis based on our achievement of revenue performance and operating income targets. Initially, Mr. Pickus’ short-term cash incentive award was based equally on a target of annual company revenue of $58.372 million and annual company operating loss of $12.126 million. Company revenue and company operating loss were measured quarterly and annually against quarterly and annual targets. Based on the initial targets, Mr. Pickus was not entitled to a short-term cash incentive award in any quarter if less than 80% of the revenue target was achieved and if the operating loss exceeded the target for that quarter by more than $450,000. For the third and fourth quarters of 2008, as discussed above in the section entitled “Executive Compensation Program Changes for 2008 and 2009,” Mr. Pickus’s short-term cash incentive award was modified to be based equally on revenue for our Consumer Business of $3,352,739 for the second half of 2008, and operating income for our enterprise business of $2,528,580 for the second half of 2008. Mr. Pickus’ maximum potential short-term cash incentive award for 2008, taking into account the changes made to the annual incentive plan in July 2008, was $282,990. Mr. Pickus actually received short-term cash incentive awards totaling $275,816 in 2008.

•

As noted above, we announced in February 2008 that Mr. Owyang would be leaving the company. Mr. Owyang’s last day as our executive officer was March 13, 2008, the date on which we filed our Annual Report on Form 10-K for the fiscal year ended December 31, 2007. Mr. Owyang’s last day as our employee was July 3, 2008. Mr. Owyang’s short-term cash incentive award was based upon his assistance during the first and second quarters of 2008 in the transition of the Chief Financial Officer role and his efforts in preparing and filing our Annual Report on Form 10-K for the fiscal year ended December 31, 2007. Mr. Owyang’s actual short-term cash incentive award payments could not exceed his target short-term cash incentive award opportunity. Mr. Owyang actually received short-term cash incentive awards totaling $42,968 in 2008.

•

As noted above, Ms. Schaffer joined us in February 2008. Pursuant to the terms of her offer letter, Ms. Schaffer’s MBO targets for 2008 were calculated based on her full-year salary, with the amount of the MBO target apportioned evenly across the second, third and fourth quarters of 2008. For the second quarter of 2008, Ms. Schaffer’s short-term cash incentive award was payable based on company revenue achievement of $13.628 million, company operating loss achievement of $3.940 million, and achievement against individual goals. Based on the initial targets, Ms. Schaffer was not entitled to a short-term cash incentive award for the second quarter if less than 80% of the revenue target was achieved, nor if the operating loss exceeded the target for that quarter by more than $450,000. For the third and fourth quarters of 2008, as discussed above in the section entitled “Executive Compensation Program Changes for 2008 and 2009,” Ms. Schaffer’s short-term cash incentive award was modified to be based on revenue for our Consumer Business of $3,352,739 for the second half of 2008, operating income for our enterprise business of $2,528,580 for the second half of 2008, and achievement against individual goals. Ms. Schaffer’s maximum potential short-term cash incentive award for 2008, taking into account the changes made to the annual incentive plan in July 2008, was $165,625. Ms. Schaffer actually received short-term cash incentive awards totaling $135,834 in 2008.

•

Mr. Sayer’s short-term cash incentive award was based upon our achievement against an annual target of $3,356,000 for enterprise business unit operating income, as measured by quarterly and year-to-date achievement against this target. In order to initially attract Mr. Sayer to the company when he was hired in 2006, the Compensation Committee agreed to a target short-term cash incentive award greater than the 60th percentile of comparable companies. Mr. Sayer was not entitled to a short-term cash incentive award in any given quarter if less than 57.4% of the operating income target was achieved in that quarter. Mr. Sayer’s maximum potential short-term cash incentive award opportunity was capped at 200% of the target short-term cash incentive award. Mr. Sayer actually received short-term cash incentive awards totaling $297,775 in 2008.

•

Mr. Mandeberg’s short-term cash incentive award was initially based on our achievement against an annual Consumer Business target revenue of $15,054,000. Consumer business unit revenue was measured quarterly and annually against quarterly and annual targets. Based on the initial targets, Mr. Mandeberg was not entitled to a short-term cash incentive award in any quarter if less than 66.7% of the revenue target was achieved. For the third and fourth quarters of 2008, as discussed above in the section entitled “Executive Compensation Program Changes for 2008 and 2009,” Mr. Mandeberg’s short-term cash incentive award was modified to be based equally on revenue for our Consumer Business of $3,352,739 for the second half of 2008, and on achievement against individual goals. Taking into account the changes made to the annual incentive plan in July 2008, Mr. Mandeberg’s maximum potential short-term cash incentive award was $60,000. Mr. Mandeberg actually received short-term cash incentive awards totaling $44,200 in 2008.

•

Mr. Rodio’s short-term cash incentive award was initially based on our achievement against an annual Consumer Business target revenue $15,054,000, achievement against efficiency goals defined for our work from home call center operations, and achievement against revenue and cost per order goals for our Consumer Business unit’s support.com line of business. Consumer business unit revenue was measured quarterly and annually against quarterly and annual targets. Call center operations and support.com performance were measured quarterly against quarterly targets. Based on the initial targets, Mr. Rodio was not entitled to a short-term cash incentive award in any quarter if less than 66.7% of the revenue target was achieved, call center operations efficiency goals were not achieved, and less than 80% of the support.com revenue and cost per order goals were achieved. For the third and fourth quarters of 2008, as discussed above in the section entitled “Executive Compensation Program Changes for 2008 and 2009,” Mr. Rodio’s short-term cash incentive award was modified to be based on revenue for our Consumer Business of $3,352,739 for the second half of 2008, and on achievement against individual goals pertaining to the work from home call center and the support.com line of business. Taking into account the changes made to the annual incentive plan in July 2008, Mr. Rodio’s maximum potential short-term cash incentive award for 2008 was $60,000. Mr. Rodio actually received short-term cash incentive awards totaling $42,839 in 2008.

When we established the initial performance targets for 2008, we believed that the performance targets were set at levels that were achievable, but that required the achievement of the high-end of our internal corporate objectives. When we issued the modified performance targets for the second half of 2008 in July 2008, we continued to believe that the revised targets required achievement of the high end of our then-current internal corporate objectives, and represented substantial increases over consumer revenue for 2007 in particular, while taking into account the longer roll-out periods associated with partner engagements in the Consumer Business.

Our named executive officers earned the following cash incentive awards for their work performed in 2008:

Executive Officer Name	Total 2008 Target Cash Incentive Potential	2008 Cash Incentive Potential (% of Salary)	Actual 2008 Cash Incentive	Actual 2008 Cash Incentive (% of Salary)
Joshua Pickus	$300,000	86%	$275,816	78.8%
Shelly Schaffer(1)	$132,500	50%	$135,834	51.2%
Michael Sayer	$250,000	100%	$297,775	119%
Richard Mandeberg	$60,000	25%	$44,200	18.4%
Anthony Rodio	$60,000	25%	$42,839	17.8%
Ken Owyang(2)	$42,968	37.5%	$42,968	37.5%

(1)	As noted above, Ms. Schaffer joined us in February 2008. Amounts shown reflect awards paid from February 2008 until the end of fiscal year 2008.

(2)	Due to Mr. Owyang’s departure in 2008, Mr. Owyang’s target cash incentive potential for the first quarter of 2008 was $31,250, or 50% of his salary paid during the first quarter. Mr. Owyang additionally was eligible for a cash incentive for the second quarter of 2008, calculated at a pro rata basis of 37.5% of his full quarter target cash incentive potential of $31,250, or $11,718. Prior to his departure, Mr. Owyang transitioned to part-time status, which resulted in a reduction of his salary rate. The figure for Mr. Owyang’s cash incentive potential as a percentage of salary is measured against his actual salary paid for 2008.

In the annual compensation review conducted in the fourth quarter of 2008, the potential short-term cash incentive amounts were not changed for the named executive officers for 2009. For more information about our short-term cash incentive awards and payouts for 2008, see the 2008 Summary Compensation Table and 2008 Grants of Plan-Based Awards Table below.

Long-Term Equity Awards

We make long-term equity awards to our named executive officers to encourage them to work to create long-term value for our stockholders through sustained performance. Our long-term equity program for the entire company, including named executive officers, consists of equity grants under our 2000 Omnibus Equity Incentive Plan and our employee stock purchase program. Although we may issue a variety of equity awards under our 2000 Omnibus Equity Incentive Plan, we generally only issue stock option awards as long-term equity compensation. We believe that awarding stock options, as opposed to restricted stock or restricted stock units, is the most effective way of rewarding and encouraging our named executive officers for performance because each executive will derive benefit from his or her stock options only if the market value of our common stock increases. Stock option awards in this way encourage our named executive officers to continue to work for sustained company performance after the executive has received the stock option award.

Stock options granted by the Compensation Committee are generally time-based, typically vesting over a four-year period, and are granted with an exercise price equal to the closing price of our common stock as reported on the Nasdaq Global Select Market on the date of grant. Historically, stock-based awards are granted in conjunction with the executive’s hiring, and are then reviewed and supplemented annually. In certain instances, we have also granted performance-based stock option awards, which stock options were exercisable only if our common stock achieves certain pre-established value levels. For 2008, we only granted time-based stock options.

2008 Stock Option Awards

We typically grant equity awards on regularly-scheduled grant dates determined in advance by the Compensation Committee, and the exercise prices for such stock options are established based on the scheduled grant date rather than the date of authorization by the Compensation Committee. New employees are generally granted stock options on the third business day of the month following their date of hire. Similarly, annual performance-related awards are made on a date determined in advance by the Compensation Committee based upon the completion of our annual performance review process, which typically occurs in October of each year. The Compensation Committee does not have a policy regarding whether such regularly-scheduled stock option grants will be made if the Compensation Committee or the executive is at the time in possession of material non-public information, but will consider the appropriateness of such grants on a case-by-case basis. The Compensation Committee has the sole authority to grant equity awards to our Chief Executive Officer and other named executive officers.

For 2008, our Chief Executive Officer’s annual long-term equity award was made on February 14, 2008 following the Compensation Committee’s assessment of his performance in January 2008, consistent with the terms of his offer letter, as further described below. Based on subjective discretion and its performance assessment of our Chief Executive Officer, our Compensation Committee awarded Mr. Pickus a stock option for 250,000 shares of our common stock as his annual long-term equity award. In determining the number of shares subject to this stock option, the Compensation Committee considered the benchmarking review discussed above and our desire to encourage Mr. Pickus’ performance on behalf of the company in 2009, along with the effective burn rate for equity awards under the 2000 Omnibus Equity Incentive Plan.

Concurrent with the grant to our Chief Executive Officer, the Compensation Committee awarded each of Mr. Mandeberg and Mr. Rodio stock options for 30,000 shares of our common stock. In determining the number of shares subject to these stock options, which fell outside of the annual long-term equity award process, the Compensation Committee considered the importance of the roles played by Mr. Mandeberg and Mr. Rodio as business leaders of our Consumer Business, the benchmarking review discussed above, and our desire to encourage the performance of Mr. Mandeberg and Mr. Rodio on behalf of the company in 2009.

On March 5, 2008, the third business day of the first month following Ms. Schaffer’s commencement of employment with the company, Ms. Schaffer received a stock option for 449,000 shares of our common stock. This stock option award was granted pursuant to the terms of the employment offer letter entered into between Ms. Schaffer and us. In determining the number of shares subject to this stock option, the Compensation Committee considered the benchmarking review discussed above and our desire to hire Ms. Schaffer and to encourage Ms. Schaffer’s performance on behalf of the company in 2009.

Our Compensation Committee also authorized the grant of annual long-term equity awards to our named executive officers (other than our Chief Executive Officer) for 2008 at its October meeting. Our other named executive officers’ annual long-term equity awards had a grant date of November 3, 2008 under our advance authorization practice described above. Again based on subjective discretion and its performance assessment of our named executive officers other than our Chief Executive Officer, our Compensation Committee awarded annual stock options for the following shares: Ms. Schaffer, 50,000 shares; Mr. Sayer, 50,000 shares; Mr. Mandeberg, 50,000 shares; and Mr. Rodio, 50,000 shares. In determining the number of shares subject to these stock options, the Compensation Committee again considered the benchmarking review discussed above and our desire to retain and motivate our named executive officers’ performance in 2009, along with the effective burn rate for equity awards under the 2000 Omnibus Equity Incentive Plan. For more information about our equity awards made in 2008, see the 2008 Grants of Plan-Based Awards Table below.

Employee Stock Purchase Plan

Our named executive officers may also participate in our Employee Stock Purchase Plan on the same terms as the rest of our employees. Our Employee Stock Purchase Plan is a broad-based stock purchase plan that enables all eligible employees to purchase shares of our common stock at a discounted price in order to share in our future success. The Employee Stock Purchase Plan qualifies under Section 423 of the Internal Revenue Code and is required to be made available to all employees, including all executive officers, serving a minimum numbers of hours. The Employee Stock Purchase Plan allows employees to acquire shares of our common stock through periodic payroll deductions of up to 15% of their total compensation, up to a maximum of 1,000 shares per employee in each offering period. Since July 2006, the price at which all employees may purchase our common stock under the Employee Stock Purchase Plan has been 85% of the lesser of the closing price of our common stock on the Nasdaq Global Select Market at the beginning and end of each 6-month purchase period. As of January 31, 2009, which was the end of the most recent 6-month purchase period, the purchase price for a share of our common stock under the Employee Stock Purchase Plan was $1.71 (rounded to the nearest cent).

Other Benefits

We also provide our named executive officers with certain employee benefits that are generally consistent with both the employee benefits we provide to all of our employees and that are provided by other employers in Silicon Valley. These benefits consist of a tax-qualified defined contribution plan, which we refer to as our 401(k) plan (and to which we do not make any contributions), health benefits, life insurance benefits, and other welfare benefits. We do not provide any special employee benefits for our named executive officers other than increased life insurance coverage equal to $300,000 per person, which increased coverage is also available to each of our employees who hold a position equal to or above the director level. Our employees who hold a position below the director level receive $150,000 in life insurance coverage per person.

Tax Implications of Compensation Policies

Section 162(m) of the Internal Revenue Code places a limit of $1,000,000 on the amount of compensation we may deduct for federal income tax purposes in any one year with respect to the compensation we pay to certain of our most highly compensated officers. In order to maintain flexibility in compensating our executive officers in a manner designed to promote achievement of corporate goals, the Compensation Committee will not necessarily limit executive compensation to that which is deductible under Section 162(m) of the Internal Revenue Code. However, we currently expect that our executive officers will earn cash compensation less than $1,000,000 per year in the foreseeable future.

Employment Arrangements, Termination of Employment Arrangements and Change in Control Arrangements

We have employment arrangements with our named executive officers to assist with attraction and retention. The following paragraphs summarize the employment-related agreements for our current named executive officers and provide additional information that we believe is helpful to an understanding of the information disclosed in the compensation tables and narratives below. For more information about post-termination payments under these employment arrangements, see “Potential Payments Upon Termination or Change-in-Control” below.

Joshua Pickus

On April 6, 2006, Mr. Pickus was appointed our President and Chief Executive Officer. In connection with this appointment, we entered into an offer letter with Mr. Pickus. This offer letter was amended and restated on December 23, 2008 solely for 409A purposes. Our arrangement with Mr. Pickus provided for him to receive an annual base salary of $350,000 and a short-term cash incentive target of $300,000 for 2006. Our Compensation Committee did not change Mr. Pickus’ annual base salary or short-term cash incentive target for either 2007, 2008 or 2009.

Under the terms of our arrangement with Mr. Pickus, in 2006, we granted Mr. Pickus an option to purchase 1,300,000 shares of common stock, which option vests in equal monthly installments over 48 months. Under the terms of our arrangement with Mr. Pickus, in 2006, we also granted Mr. Pickus two additional options, each providing for a right to purchase 200,000 shares of common stock, vesting in equal monthly installments over 48 months, subject to Mr. Pickus’ continued employment. These two additional options to purchase 200,000 shares of common stock only become exercisable, to the extent vested, following the date as of which the fair market value of our common stock has first equaled or exceeded $6 per share, and $9 per share, respectively, for

20 consecutive trading days. As of the date of this Proxy Statement, the fair market value of our common stock has already exceeded $6 per share for 20 consecutive trading days, so one option grant for 200,000 shares of common stock will be fully exercisable as it vests over time, subject to Mr. Pickus’ continued employment.

Pursuant to Mr. Pickus’ amended and restated offer letter, in the event of his involuntary termination, Mr. Pickus would be entitled to severance pay equal to 12 months of salary and 50% of his target short-term cash incentive in effect for the fiscal year in which he is terminated. If Mr. Pickus is involuntary terminated within 12 months following a change of control of the company, Mr. Pickus would be entitled to severance pay equal to 12 months of salary, 100% of his target short-term cash incentive in effect for the fiscal year in which he is terminated and the immediate vesting and exercisability of Mr. Pickus’ option grants. In addition, if any amount payable to Mr. Pickus is subject to the excise tax imposed by Internal Revenue Code Section 4999 or similar state tax or assessment, we will pay Mr. Pickus an amount necessary to place Mr. Pickus in the same after-tax position had no such excise tax been imposed or assessed, as well as an amount to pay the income and excise taxes resulting from the payment of the excise tax amount. Under the terms of the offer letter, the maximum amount payable by us resulting from excise taxes imposed on Mr. Pickus is $1,500,000.

Shelly Schaffer

Ms. Schaffer joined us as Executive Vice President, Finance on February 29, 2008. As noted above, Ms. Schaffer assumed the title of Chief Financial Officer upon the filing of our annual report on Form 10-K for the fiscal year ended December 31, 2007 on March 13, 2008. In connection with her appointment to these roles, we entered into an offer letter with Ms. Schaffer. Our arrangement with Ms. Schaffer provided for her to receive an annual base salary of $265,000 and a short term cash incentive target of $132,500 for 2008. In addition, effective March 4, 2008, Ms. Schaffer was granted an option to purchase 449,000 shares of our common stock. Twenty-five percent of this option vested one full year after the grant date, and thereafter the option vests in equal monthly installments over the following 36 months, subject to Ms. Schaffer’s continued employment.

Pursuant to the terms of Ms. Schaffer’s offer letter, if Ms. Schaffer is terminated without cause or resigns for good reason, Ms. Schaffer would be entitled to severance pay equal to six months of base salary and 50% of the short-term cash incentive target in effect for the year in which she is terminated. If such termination or resignation followed a change of control of the company, Ms. Schaffer would also be entitled to vest in 50% of any remaining unvested shares underlying her initial grant of the option to purchase 449,000 shares of common stock.

Michael Sayer

Mr. Sayer, who was initially appointed our Senior Vice President of Worldwide Sales, became the General Manager and Executive Vice President of our Enterprise Solutions Group effective January 29, 2008. Mr. Sayer’s offer letter was amended and restated on October 27, 2008 for 409A purposes and to amend certain other terms. On April 6, 2009, we amended and restated Mr. Sayer’s offer letter to provide that a $250,000 lump sum payment and continued health care coverage may be provided to Mr. Sayer under certain circumstances following the closing of an Enterprise Sale (as such term is defined in the amended and restated employment offer letter) as more fully described in the amended and restated employment offer letter. The Asset Sale will qualify as an Enterprise Sale for purposes of the amended and restated employment offer letter and any payment made in connection with an Enterprise Sale would be in lieu of (and not in addition to) any other severance provisions provided for in the offer letter. Under the terms of our offer letter with Mr. Sayer, he was entitled to an annual salary of $250,000 and a potential bonus of up to $250,000. Our Compensation Committee did not change Mr. Sayer’s annual base salary or short-term cash incentive target for 2007 or 2008. For 2009, his base salary was frozen and his maximum potential bonus was reduced to $150,000. In addition, effective May 22, 2006, Mr. Sayer was granted an option to purchase 450,000 shares of common stock. Twenty-five percent of this option vested one full year after the grant date, and thereafter the option vests in equal monthly installments over the following 36 months, subject to Mr. Sayer’s continued employment.

Pursuant to the terms of Mr. Sayer’s amended and restated offer letter, if Mr. Sayer is terminated without cause or resigns for good reason (other than in connection with an Asset Sale), Mr. Sayer would be entitled to severance pay equal to six months of base salary for the year in which he is terminated. If such termination or resignation followed a change of control of the company, Mr. Sayer would also be entitled to vest in 50% of any remaining unvested shares underlying his initial grant of the option to purchase 450,000 shares of common stock.

Richard Mandeberg

Mr. Mandeberg, who was initially appointed our Senior Vice President, Consumer Business Development, became was appointed our Chief Revenue Officer for our Consumer Business effective August 4, 2008. Mr. Mandeberg’s offer letter was amended and restated on October 6, 2008 for 409A purposes and to amend certain other terms. Under the terms of our offer letter with Mr. Mandeberg, he was entitled to an annual salary of $240,000 and an annual potential target short-term cash incentive of $60,000. Our Compensation Committee did not change Mr. Mandeberg’s annual base salary or short-term cash incentive target for 2007 or 2008. For 2009, his base salary was increased to $250,000 and his maximum bonus potential was increased to $125,000. In addition, effective December 18, 2006, Mr. Mandeberg was granted an option to purchase 374,000 shares of common stock. Twenty-five percent of this option vested one full year after the grant date, and thereafter the option vests in equal monthly installments over the following 36 months, subject to Mr. Mandeberg’s continued employment.

Pursuant to the terms of Mr. Mandeberg’s offer letter, if Mr. Mandeberg is terminated without cause or resigns for good reason, Mr. Mandeberg would be entitled to severance pay equal to six months of base salary and 50% of the short-term cash incentive target in effect for the year in which he is terminated. If such termination or resignation followed a change of control of the company, Mr. Mandeberg would also be entitled to vest in 50% of any remaining unvested shares underlying his initial grant of the option to purchase 374,000 shares of common stock.

Anthony Rodio

Mr. Rodio, who was initially appointed our Chief Marketing Officer, was appointed our Chief Operating Officer for our Consumer Business effective August 4, 2008. Mr. Rodio’s offer letter was amended and restated on October 6, 2008 for 409A purposes and to amend certain other terms. Under the terms of our offer letter with Mr. Rodio, he was entitled to an annual salary of $220,000 and an annual potential target short-term cash incentive of $55,000. Effective November 1, 2007, we increased Mr. Rodio’s annual base salary to $240,000. Mr. Rodio’s annual potential target short-term cash incentive continued to be 25% of his annual base salary, meaning that his annual incentive target increased to $60,000. Our Compensation Committee did not change Mr. Rodio’s annual base salary or short-term cash incentive target for 2008, but it increased his base salary for 2009 to $250,000 and increased his maximum bonus potential to $125,000. In addition, effective September 6, 2006, Mr. Rodio was granted an option to purchase 399,000 shares of common stock. Twenty-five percent of this option vested one full year after the grant date, and thereafter the option vests in equal monthly installments over the following 36 months, subject to Mr. Rodio’s continued employment.

Pursuant to the terms of Mr. Rodio’s offer letter, if Mr. Rodio is terminated without cause or resigns for good reason, Mr. Rodio would be entitled to severance pay equal to six months of base salary and 50% of the short-term cash incentive target in effect for the year in which he is terminated. If such termination or resignation followed a change of control of the company, Mr. Rodio would also be entitled to vest in 50% of any remaining unvested shares underlying his initial grant of the option to purchase 399,000 shares of common stock.

2008 Summary Compensation Table

The following table shows compensation information for 2006, 2007 and 2008 for our Chief Executive Officer, our Chief Financial Officer, and our other three executive officers, plus our former Chief Financial Officer. We refer to the individuals listed in the table below as our named executive officers.

Name and Principal Position (a)	Year (b)	Salary ($) (c)	Bonus ($)(1) (d)	Option Awards ($)(2) (e)	Non-Equity Incentive Plan Compensation ($)(3) (f)	All Other Compensation ($)(4) (g)	Total ($) (h)
Joshua Pickus President and Chief Executive Officer	2008	350,000	—	969,235	275,816	252	1,595,303
	2007	350,000	—	956,709	—	288	1,306,997
	2006	258,462	—	561,872	288,000	162	1,108,496

Shelly Schaffer(5) Chief Financial Officer and Executive Vice President of Finance and Administration	2008	221,853	115,000	144,708	135,834	231	617,626

Michael Sayer Executive Vice President, General Manager Enterprise	2008 2007 2006	250,000 250,000 153,525	— — 31,250	263,156 219,903 129,108	297,775 59,471 94,374	252 288 108	811,183 529,662 408,365

Richard Mandeberg Executive Vice President, Chief Revenue Officer, CSG	2008 2007	240,000 240,000	— —	267,835 216,140	44,200 45,438	252 288	552,287 501,866

Anthony Rodio Executive Vice President, Chief Operating Officer, CSG	2008 2007	240,000 223,333	— —	240,087 188,582	42,839 40,753	252 288	523,178 452,956

Ken Owyang(6) Former Chief Financial Officer and Senior Vice President of Finance and Administration	2008 2007 2006	113,879 250,000 241,844	— — 20,000	62,614 101,986 175,281	42,968 99,835 59,375	147 288 216	219,608 452,109 496,756

(1)	The amount disclosed in column (d) for 2008 reflects a one-time signing bonus made at the time of hiring as compensation for opportunities foregone by Ms. Schaffer when she left her prior place of employment, included earned but unpaid bonus compensation. The amount disclosed in column (d) for 2006 reflects a discretionary cash award that was not directly tied to achieving pre-determined objectives.

(2)

The amounts disclosed in column (f) for 2008 are the amounts of compensation cost recognized by us in fiscal year 2008 related to stock option awards made in 2008 and in prior fiscal years, as described in Statement of Financial Accounting Standards No. 123(R). We estimate the fair value of stock options granted using the Black-Scholes option pricing model. This pricing model requires a number of complex assumptions including volatility, expected term, risk-free interest rate, and expected dividends. We based our expected volatility on a weighted average calculation combining both historical volatility of our common stock price and implied volatility from traded options on our common stock. The expected term represents the period that our stock options are expected to be outstanding and was determined based on historical experience of similar stock options considering the contractual terms of the stock options, vesting schedules and expectations of future employee behavior. The average assumptions used to calculate the fair value of stock options granted in 2008 were volatility of 53.2%, risk-free rate of 1.95%, expected dividend of 0, expected forfeiture rate of 14.0% and expected life of 4.3 years. For more information about the assumptions used for stock options awarded in previous years, please refer to Note 1 to our audited financial statements located in our Annual Report on Form 10-K for the year ended December 31, 2008 filed with the Securities and Exchange Commission on March 11, 2009 and to Note 1 to our audited financial statements located in our Annual Report on Form 10-K for the year ended December 31, 2007 filed with the Securities and Exchange Commission on March 13, 2008.

(3)	The amounts disclosed in column (f) for 2008 reflect the aggregate short-term cash incentive awards earned for all four quarters of the 2008 fiscal year under the annual incentive plan. Payouts for earned awards were made both in 2008 and 2009.

(4)	Our employees may participate in our 401(k) plan, which is a tax-qualified defined contribution plan. We do not provide any type of matching contributions on any employee’s contribution to the 401(k) plan. The amounts disclosed in column (i) include life insurance premiums for $300,000 of term life insurance for each named executive officer.

(5)	As disclosed above, Ms. Schaffer joined us in February 2008. Amounts shown reflect awards paid from February 2008 until the end of fiscal 2008.

(6)	By a Current Report on Form 8-K filed with the Securities and Exchange Commission on February 4, 2008, we reported that Mr. Owyang would be departing, and would cease to act as our Chief Financial Officer effective upon the filing of our Annual Report on Form 10-K for the fiscal year ended December 31, 2007. Our 10-K for the fiscal year ended December 31, 2007 was filed on March 13, 2008, and Ms. Schaffer succeeded Ms. Owyang as Chief Financial Officer at that time.

2008 Grants of Plan-Based Awards Table

The following table sets forth certain information with respect to grants of plan-based awards in 2008 to our named executive officers, including short-term cash incentive awards and equity awards. The options granted to our named executive officers in 2008 were granted under our 2000 Omnibus Equity Incentive Plan, unless otherwise noted. All options were granted at the closing price for our common stock on the Nasdaq Global Select Market on the date of the grant.

Name (a)	Grant Date (b)	Approval Date (if different than Effective Grant Date) (b1)	Estimated Possible Payouts Under Non-Equity Incentive Plan Awards(1)			Estimated Future Payouts Under Equity Incentive Plan Awards			All Other Stock Awards: Number of Shares of Stock or Units (#) (i)	All Other Option Awards: Number of Securities Underlying Options (#)(2) (j)	Exercise or Base Price of Option Awards ($/Sh) (k)	Grant Date Fair Value of Stock Option Awards ($) (l)
			Threshold ($) (c)	Target ($) (d)	Maximum ($) (e)	Threshold (#) (f)	Target (#) (g)	Maximum (#) (h)
Joshua Pickus(3)	2/14/08 —	2/6/08 —	— 198,093	— 282,990	— 282,990	— —	— —	— —	— —	250,000 —	3.70 —	1.57 —

Shelly Schaffer(4)	3/5/08 11/3/08 —	2/1/08 10/27/08 —	— — 112,624	— — 132,500	— — 165,625	— — —	— — —	— — —	— — —	449,000 50,000 —	3.66 2.29 —	1.55 1.05 —

Michael Sayer(5)	11/3/08 —	10/27/08 —	— 175,000	— 250,000	— 500,000	—	— —	— —	— —	50,000 —	2.29 —	1.05 —

Richard Mandeberg(6)	2/14/08 11/3/08 —	1/29/08 10/27/08 —	— — 45,900	— — 60,000	— 60,000	— — —	— — —	— — —	— — —	30,000 50,000 —	3.70 2.29 —	1.57 1.05 —

Anthony Rodio(7)	2/14/08 11/3/08 —	1/29/08 10/27/08 —	— — 31,951	— — 60,000	— 60,000	— — —	— — —	— — —	— — —	30,000 50,000 —	3.70 2.29 —	1.57 1.05 —

Ken Owyang(8)	—	—	—	42,968	—	—	—	—	—	—	—	—

(1)	For 2008, consistent with past practice, we defined MBO targets for our executive officers at the beginning of the year, with goals for quarterly and/or full year performance. MBO targets were expressed as financial goals for the company and/or for the executive officer’s business unit(s), as well as individual performance goals in some instances. At a meeting of our board of directors on July 28, 2008, our board of directors adopted amended and restated MBO targets for our executive officers (other than Mr. Sayer) for the second half of 2008. As noted in our Current Report on Form 8-K filed with the Securities and Exchange Commission on August 1, 2008, these amendments and changes related primarily to the Consumer Solutions Group, and were implemented to ensure that our executive incentive compensation plan would be flexible enough to achieve our incentive and retention objectives during the early stages of our Consumer Business, when the business is characterized by a rapid rate of change. Specific to MBO targets for the second half of 2008, revenue targets for our Consumer Business were lowered, while the potential for executive officers to overachieve on MBO targets based on Consumer Solutions Group revenue achievement was eliminated for 2008. Additional information about changes to MBO targets for individual executive officers are reflected in the notes below. For more information about the changes to our annual incentive plan, please see our Current Report on Form 8-K filed with the Securities and Exchange Commission on August 1, 2008.

(2)	The shares subject to this stock option vest monthly in equal 1/48th installments over 48 months, subject to the named executive officer’s continued employment with us.

(3)	As noted above, Mr. Pickus’s MBO targets were amended and restated by our board of directors for the second half of 2008. For the first half of 2008, 50% of Mr. Pickus’s MBO target was based on company operating income achievement. For the second half of 2008, this MBO target was amended to be based on operating income achievement by our Enterprise Business. For the first half of 2008, the other 50% of Mr. Pickus’s MBO target was based on company revenue achievement. For the second half of 2008, this MBO target was amended to be based on revenue achievement by our Consumer Business. Additionally, even 100% achievement of revenue goals by the Consumer Business in the second half of 2008 would have resulted in payment of only 80% of Mr. Pickus’s MBO target for this metric. For Mr. Pickus for 2008, if performance was below the minimum threshold for his company and business unit goals, then Mr. Pickus would not receive any payout of the affected portion of his MBO for any quarter in which that threshold was not achieved. The amount shown in column (c) represents the minimum amount payable (approximately 67.6% of the targeted payout amount shown in column (d)) for minimum performance (80% achievement against quarterly company revenue goals / Consumer Solutions Group revenue goals, and 70% achievement against quarterly company operating income goals / Enterprise Solutions Group operating income goals). The amount shown in column (e) represents the maximum amount payable under the amended and restated annual incentive plan (approximately 148% of the targeted payout amount shown in column (d)) for maximum performance under the amended and restated annual incentive plan (achievement against annual company operating income goals / Enterprise Solutions Group operating income goals at a level equating to the capped 200% payout against this element of Mr. Pickus’s MBO targets).

(4)

Ms. Schaffer commenced employment with us in February 2008. By the terms of her offer letter, Ms. Schaffer’s MBO targets for 2008 were calculated based on her full year salary, with the amount of the MBO target apportioned evenly across the second, third and fourth quarters of 2008. 50% of her

MBO target was measured on achievement against individual goals, and the remaining 50% on company and business unit performance. As noted above, Ms. Schaffer’s MBO targets were amended and restated by our board of directors for the second half of 2008. For the second quarter of 2008, 50% of the company portion of Ms. Schaffer’s MBO target was based on our operating income achievement. For the second half of 2008, this MBO target was amended to be based on operating income achievement by our enterprise business. For the second quarter of 2008, the other 50% of the company portion of Ms. Schaffer’s MBO target was based on our revenue achievement. For the second half of 2008, this MBO target was amended to be based on revenue achievement by our Consumer Business. For Ms. Schaffer for 2008, if performance was below the minimum threshold for her company and business unit goals, then Ms. Schaffer would not receive any payout of that portion of her MBO for any quarter in which that threshold was not achieved. The amount shown in column (c) represents the minimum amount payable (approximately 85% of the targeted payout amount shown in column (d)) for minimum performance (80% achievement against quarterly company revenue goals / Consumer Business revenue goals, and 70% achievement against quarterly company operating income goals / enterprise business operating income goals, plus full achievement of individual MBO goals). The amount shown in column (e) represents the maximum amount payable under the amended and restated annual incentive plan (approximately 125% of the targeted payout amount shown in column (d)) for maximum performance under the amended and restated annual incentive plan (achievement against annual company operating income goals / enterprise business operating income goals at a level equating to the capped 200% payout against this element of Ms. Schaffer’s MBO targets).

(5)	For Mr. Sayer for 2008, if performance was below the minimum threshold for his MBO goals, then Mr. Sayer would not receive any payout. The amount shown in column (c) represents the minimum amount payable (70% of the targeted payout amount shown in column (d)) for minimum performance (achievement of minimum operating income goals for the Enterprise Solutions Group, in all four quarters and cumulatively for the year). For 2008, Mr. Sayer’s short-term cash incentive payout opportunity was capped at 200% of the targeted payout amount.

(6)	As noted above, Mr. Mandeberg’s MBO targets were amended and restated by our board of directors for the second half of 2008. For the first half of 2008, 100% of Mr. Mandeberg’s MBO target was based on Consumer Solutions Group revenue achievement. For the second half of 2008, this MBO target was amended to be based 50% on revenue achievement by our Consumer Business, and 50% on achievement against individual goals. For Mr. Mandeberg for 2008, if performance was below the minimum threshold for his business unit goals, then Mr. Mandeberg would not receive any payout of that portion of his MBO for any quarter in which that threshold was not achieved. The amount shown in column (c) represents the minimum amount payable (approximately 67.6% of the targeted payout amount shown in column (d)) for minimum performance (66.7% achievement against quarterly company revenue goals during the first half of the year, and 80% achievement against Consumer Solutions Group revenue goals during the second half of the year, plus full achievement of individual MBO goals). There is no value listed in column (e), because Mr. Mandeberg’s target was based on revenue achievement by our Consumer Business and no overachievement was possible for Consumer Business revenue due to the changes made to the annual incentive plan in July 2008.

(7)	As noted above, Mr. Rodio’s MBO targets were amended and restated by our board of directors for the second half of 2008. For the first half of 2008, 60% of his MBO target was measured on Consumer Solutions Group revenue achievement. The remaining 40% of his MBO target was measured on performance of the Consumer Business’s work from home call center (25% of the total MBO target) and performance of the Consumer Business’s support.com operation (15% of the total MBO target). For the second half of 2008, Mr. Rodio’s MBO targets were amended to be based 25% on Consumer Solutions Group revenue achievement, and 75% on performance of the work from home call center and support.com. For Mr. Rodio for 2008, if performance was below the minimum threshold for his MBO goals, then Mr. Rodio would not receive any payout. The amount shown in column (c) represents the minimum amount payable (approximately 53.3% of the targeted payout amount shown in column (d)) for minimum performance (66.7% achievement against quarterly Consumer Solutions Group revenue goals during the first half of the year, and 80% achievement against Consumer Solutions Group revenue goals during the second half of the year; 80% achievement of work from home call center and support.com goals for which an achievement scale applied, and full achievement of work from home call center and support.com goals for which no achievement scale applied). There is no value listed in column (e), because Mr. Rodio’s target was based on revenue achievement by our Consumer Business and no overachievement was possible for our Consumer Business revenue due to the changes made to the annual incentive plan in July 2008.

(8)	As noted above, Mr. Owyang’s last day with us was July 3, 2008. As consideration for Mr. Owyang’s agreement to remain with us for a sufficient period to ensure a smooth transition to his successor as Chief Financial Officer, Mr. Owyang was guaranteed payment of his MBO for the first quarter of 2008 at 100% of target. For the second quarter of 2008, Mr. Owyang’s MBO target was calculated on a pro rata basis at 37.5% of his full quarter MBO target, and was measured on completion of our Quarterly Report on Form 10-Q for the first quarter of 2008, and continued assistance in the transition process.

Our named executive officers are parties to employment contracts or arrangements with us. For more information about these agreements and arrangements, see “Compensation Discussion and Analysis—Employment Arrangements, Termination of Employment Arrangements and Change in Control Arrangements” above. For more information about the compensation arrangements in which our named executive officers participate and the proportion of our named executive officers’ total compensation represented by “at risk” components, see “Compensation Discussion and Analysis” above.

Outstanding Equity Awards At 2008 Fiscal Year-End Table

The following table summarizes the number of securities underlying outstanding equity awards for our named executive officers as of December 31, 2008:

Option Awards
Name (a)	Grant Date (b)	Number of Securities Underlying Unexercised Options (#) Exercisable (c)(1)		Number of Securities Underlying Unexercised Options (#) Unexercisable (d)(1)	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#) (e)		Option Exercise Price ($) (f)	Option Expiration Date (g)

Joshua Pickus	4/6/06	466,666	(2)	233,334	—		$4.20	4/6/13
	4/6/06	400,000		200,000	—		$4.20	4/6/13
	4/6/06	133,333	(3)	66,667	—		$4.20	4/6/13
	4/6/06	—		—	200,000	(4)	$4.20	4/6/13
	5/1/07	79,166		120,834	—		$5.27	5/1/14
	2/14/08	52,083		197,917	—		$3.70	2/14/15

Shelly Schaffer	3/5/08	0	(5)	449,000	—		$3.66	3/4/15
	11/3/08	1,041		48,959	—		$2.29	11/3/15

Michael Sayer	5/22/06	290,625	(5)	159,375	—		$4.00	5/22/13
	11/2/07	27,083		72,917	—		$4.53	11/01/14
	11/3/08	1,041		48,959	—		$2.29	11/3/15

Richard Mandeberg	12/18/06	187,000	(5)	187,000	—		$5.18	12/18/13
	11/13/07	27,083		72,917	—		$4.10	11/13/14
	2/14/08	6,250		23,750	—		$3.70	2/14/15
	11/3/08	1,041		48,959	—		$2.29	11/3/15

Anthony Rodio	9/6/06	224,437	(2)(5)	174,563	—		$3.95	9/6/13
	11/13/07	27,083		72,917	—		$4.10	11/13/14
	2/14/08	6,250		23,750	—		$3.70	2/14/15
	11/3/08	1,041		48,959	—		$2.29	11/3/15

Ken Owyang	11/2/07	8,333		0	—		$4.53	11/01/14

(1)	Unless otherwise indicated, the options that are disclosed in columns (c) and (d) vest monthly in equal 1/48th installments over 48 months, subject to the named executive officer’s continued employment.

(2)	Issued pursuant to the SupportSoft 1998 Stock Option Plan. All other options disclosed in this table were issued under the 2000 Omnibus Equity Incentive Plan.

(3)	Vested options are only exercisable after the closing price of our common stock as reported on the Nasdaq Global Select Market equals or exceeds $6.00 for 20 consecutive trading days. As of February 9, 2007, this condition had been met, and all 200,000 shares of common stock subject to the option reported in this row will now be exercisable to the extent they become vested.

(4)	Vested options are only exercisable after the closing price of our common stock as reported on the Nasdaq Global Select Market equals or exceeds $9.00 for 20 consecutive trading days. As of the Record Date, this condition had not yet been met.

(5)	1/4th of this grant of options vests on the first annual anniversary of the grant date. The remaining portion of this grant of options vests monthly in equal 1/36th installments over the remaining 36 months, subject to the named executive officer’s continued employment.

2008 Option Exercises and Stock Vested

None of our named executive officers exercised any stock options or had any stock awards that vested during 2008.

Pension Benefits and Nonqualified Deferred Compensation

We provide our employees with the opportunity to participate in our 401(k) plan, which is a tax-qualified defined contribution plan. We do not provide for any matching contributions with respect to our employees’ contributions to the 401(k) plan. We also do not maintain any nonqualified deferred compensation plans, defined benefit plans or other plans with specified retirement benefits for our named executive officers or our employees generally.

Potential Payments Upon Termination or Change-in-Control

During 2008, we were a party to various employment contracts and arrangements with our named executive officers. Under these contracts and arrangements, we are obligated to provide our named executive officers with certain payments or other forms of compensation if their employment with us is terminated under certain conditions. The forms of such termination that would trigger additional payments or compensation include involuntary termination without cause and involuntary termination without cause and/or resignation for good reason following a change of control.

The tables below reflect the estimated amounts of payments or compensation each of our named executive officers may receive under particular circumstances in the event of termination of such named executive officer’s employment. The first table below was prepared as though each of our named executive officers had been terminated involuntarily without cause on December 31, 2008, the last business day of 2008. The second table below was prepared as though each of our named executive officers had been terminated involuntarily without cause on December 31, 2008, the last business day of 2008, within twelve months of a change-in-control of the company and assumes that the price per share of our common stock equals $2.23, which was the closing price of our common stock on December 31, 2008 as reported on the Nasdaq Global Select Market. For more information about these agreements and arrangements, including the duration for payments or benefits received under these agreements and arrangements, see “Compensation Discussion and Analysis—Employment Arrangements, Termination of Employment Arrangements and Change in Control Arrangements” above. We will provide all such payments and benefits.

Involuntary Termination

Name (a)	Salary Continuation (b)	Cash-Based Incentive Award (c)	Continuation of Health &Welfare Benefits (d)(1)	Value of Unvested Stock Awards (e)	Excise Tax & Gross-Up (f)	Total (g)

Joshua Pickus	$350,000	$150,000	$16,519	—	—	$516,519
Shelly Schaffer	$132,500	$66,250	$7,234	—	—	$205,984
Michael Sayer	$125,000	—	—	—	—	$125,000
Richard Mandeberg	$120,000	$30,000	$8,260	—	—	$158,260
Anthony Rodio	$120,000	$30,000	$8,260	—	—	$158,260
Ken Owyang(4)	—	—	—	—	—	—

Involuntary Termination Following a Change-in-Control

Name (a)	Salary Continuation (b)	Cash-Based Incentive Award (c)	Continuation of Health &Welfare Benefits (d)(1)	Value of Unvested Stock Awards (e)		Excise Tax & Gross-Up (f)	Total (g)

Joshua Pickus	$350,000	$300,000	$16,519	$1,425,166	(2)	—	$2,091,685
Shelly Schaffer	$132,500	$66,250	$7,234	$271,319	(3)	—	$477,303
Michael Sayer	$125,000	—	—	$286,259	(2)	—	$411,259
Richard Mandeberg	$120,000	$30,000	$8,260	$201,572	(3)	—	$359,832
Anthony Rodio	$120,000	$30,000	$8,260	$149,747	(3)	—	$308,007
Ken Owyang(4)	—	—	—	—		—	—

(1)	Amounts reflect our actual cost of providing health and welfare benefits for the period of time that each named executive officer would be entitled to base salary continuation.

(2)	This value reflects the immediate vesting of all outstanding restricted stock awards that are subject to accelerated vesting as of the effective date of the change-in-control, based on a December 31, 2008 closing stock price of $2.23.

(3)	These values reflect the immediate vesting of fifty percent (50%) of all outstanding restricted stock awards that are subject to accelerated vesting as of the effective date of the change-in-control, based on a December 31, 2008 closing stock price of $2.23.

(4)	As previously noted, Mr. Owyang announced his resignation in 2008 and was neither an executive officer nor an employee of the Company as of December 31, 2008, and hence would not be eligible for any of the payments or benefits contemplated by these tables. Mr. Owyang’s resignation was voluntary and he did not receive any payments or benefits at the time of his departure from the company.

DIRECTOR COMPENSATION

We compensate our five independent, non-employee directors for serving on our Board. We do not pay Mr. Pickus, the only company employee serving as a director, any additional compensation for serving on our Board. Our Board reviews from time to time the compensation we pay to our non-employee directors and recommends, as appropriate, adjustments to such compensation. The compensation we pay to our non-employee directors consists of two components: equity and cash.

Equity. On the date that an individual first becomes a non-employee director, we grant him or her an option to purchase 40,000 shares of our common stock under our 2000 Omnibus Equity Incentive Plan, which we refer to as our Incentive Plan. These options vest in equal monthly installments over a 48-month period. Following the conclusion of each regular annual meeting of our stockholders, each non-employee director (if, on such date, he or she continues to serve on our Board) will receive a grant of an option to purchase 2,000 shares of our common stock, in addition to and along with the automatic grant of an option to purchase 8,000 shares of our common stock as provided for in our Incentive Plan.

Each option granted to non-employee directors, other than the initial 40,000 share grant, immediately vests and is exercisable on the date of grant. Options granted under our Incentive Plan have an exercise price equal to the closing price of our common stock on the Nasdaq Global Select Market on the date of grant and a term of either ten years, if granted prior to December 2005, or seven years, if granted in or after December 2005. In addition, all options to purchase shares of our common stock previously granted to non-employee directors were amended as of March 15, 2005 to provide for immediate and full acceleration of vesting upon the occurrence of a change of control. All other option grants to the non-employee directors that are not otherwise immediately vested at the time of grant will also immediately and fully vest upon a change of control.

Cash Retainer. We pay non-employee directors an annual retainer of $30,000 for serving as a director and an additional annual retainer of $10,000 to the chairs of the Audit Committee, Compensation Committee and Nominating and Corporate Governance Committee. We pay an additional annual retainer of $20,000 to the chairman of the Board. The retainers are paid quarterly.

The following table sets forth a summary of the compensation paid to or earned by our non-employee directors for service in 2008. The compensation we paid to Mr. Pickus, or which he earned, in 2008 is included in the 2008 Summary Compensation Table on page 90 relating to the compensation for our named executive officers.

2008 DIRECTOR COMPENSATION

Name	Fees Earned or Paid in Cash ($)	Option Awards ($)(1)	Total ($)
Kevin C. Eichler	$60,000	$15,199	$75,199
Shawn Farshchi	$30,000	$43,161	$73,161
J. Martin O’Malley	$40,000	$37,023	$77,023
Jim Stephens	$36,126	$35,219	$71,345
James Thanos	$33,874	$15,199	$49,073

(1)	The amounts included in the “Option Awards” column are the amounts of compensation cost recognized by us in fiscal 2008, excluding the effect of certain forfeiture assumptions, related to stock option awards in fiscal 2008 and prior years, as described in Statement of Financial Accounting Standards No. 123R. See Note 1 to our consolidated financial statements in our Annual Report on Form 10-K for the fiscal year ended December 31, 2008 for details as to the assumptions used to determine the fair value of the option awards. See also our discussion of stock-based compensation under “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2008. Our non-employee directors had option awards outstanding as of December 31, 2008 for the following number of shares: Mr. Eichler, 106,000; Mr. Farshchi, 38,333; Mr. O’Malley, 56,666; Mr. Stephens, 41,666; and Mr. Thanos, 116,000. Each non-employee director received annual option grants for an aggregate of 10,000 shares of our common stock, each with an exercise price of $3.48, on May 21, 2008. The annual option grants were immediately vested and exercisable on the grant date. The entire grant date fair value (including amounts expensed in 2008) of the annual option award issued to each of our non-employee directors in 2008 was $15,199.

STOCKHOLDER MATTERS

Stockholder Communications with our Board of Directors

Our board of directors believes it is in the best interest of the Company and our stockholders to maintain a policy of open communication between our stockholders and the board of directors. Accordingly, our board of directors has adopted the following procedures for stockholders who wish to communicate with the board of directors:

Stockholders who wish to communicate with the board of directors or with specified directors should do so by sending any communication to The Board of Directors, c/o Investor Relations, SupportSoft, Inc., 1900 Seaport Boulevard, 3rd Floor, Redwood City, California 94063, or by sending an email to IR@supportsoft.com.

Any such communication must state the number of shares beneficially owned by the stockholder making the communication. The Investor Relations department will forward such communication to the full board of directors or to any individual director or directors to whom the communication is directed, unless the communication is unduly hostile, threatening, illegal or similarly inappropriate, in which case the Investor Relations department (after consultation with the Company’s legal department, if appropriate) shall have the authority to discard the communication or take appropriate legal action regarding the communication.

Stockholder Proposals

Proposals of stockholders of the Company that are intended to be presented by such stockholders at the Company's 2010 Annual Meeting must be received by our corporate secretary, at our corporate offices at 1900 Seaport Boulevard, 3rd Floor, Redwood City, California 94063, no less than fifty (50) days nor more than seventy-five (75) days prior to the Annual Meeting; provided, however, that in the event that less than sixty-five (65) days' notice or prior public disclosure of the date of the meeting is given or made to stockholders, notice by the stockholder to be timely must be so received not later than the close of business on the 15th day following the day on which such notice of the date of the annual meeting was mailed or such public disclosure was made. These requirements apply whether or not a stockholder seeks to include the proposal in our 2010 proxy statement.

For each matter the stockholder proposes to bring before the annual meeting, the stockholder's notice to our corporate secretary must include specific information called for in our bylaws. For a proposal to be included in our proxy, such proposal will also need to comply with SEC Rule 14a-8 of the Exchange Act regarding the inclusion of stockholder proposals in any Company-sponsored proxy materials.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

SECURITIES OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth certain information as of March 31, 2009 with respect to the beneficial ownership of shares of our common stock by: (i) each person (including any “group” as that term is used in Section 13(d)(3) of the Securities Exchange Act of 1934) who is known by us to beneficially own more than 5% of the outstanding shares of our common stock; (ii) each of our named executive officers listed in the Summary Compensation Table under the section entitled “Executive Compensation;” (iii) each of our directors; and (iv) all of our directors and executive officers as a group. On March 31, 2009, 46,358,673 shares of our common stock were issued and outstanding. Ownership information is based upon information furnished by the respective individuals or entities, as the case may be.

Name and Address of Beneficial Owner(1)	Shares Beneficially Owned(2)	Percentage Beneficially Owned(2)
5% Stockholders:
Intana Management, LLC(3)	4,635,069	10.0%
Crosslink Capital, Inc.(4)	3,847,812	8.3
Wells Fargo & Company(5)	2,756,965	5.9
Blackrock, Inc.(6)	2,696,200	5.8
Dimensional Fund Advisors LP(7)	2,612,942	5.6
Barclays Global Investors N.A.(8)	2,406,703	5.2
Royce & Associates, LLC(9)	2,396,500	5.2

Executive Officers and Directors:
Joshua Pickus(10)	1,537,940	3.2%
Shelly Schaffer(11)	138,208	*
Ken Owyang(12)	3,803	*
Michael Sayer(13)	411,250	*
Richard Mandeberg(14)	282,083	*
Anthony Rodio(15)	319,125	*
Kevin C. Eichler(16)	108,000	*
Shawn Farshchi(17)	42,500	*
Martin O’Malley(18)	60,833	*
Jim Stephens(19)	45,833	*
James Thanos(20)	118,000	*
All directors and executive officers as a group (11 persons)(21)	3,067,575	6.2%

*	Represents less than 1% of the outstanding shares of common stock.

(1)	The address of each executive officer and director is SupportSoft, Inc., 1900 Seaport Boulevard, 3rd Floor, Redwood City, California 94063, Attention: Investor Relations.

(2)	To our knowledge, the persons named in the table have sole voting and dispositive power with respect to all shares of common stock shown as beneficially owned by them, subject to community property laws where applicable and the information contained in the other notes to this table. Beneficial ownership is determined in accordance with the rules and regulations of the Securities and Exchange Commission. In computing the number of shares beneficially owned by a person and the percentage ownership of that person, shares of common stock subject to options held by that person that are currently exercisable or exercisable within 60 days of March 31, 2009 are deemed outstanding and beneficially owned by such person. These shares, however, are not deemed outstanding for the purposes of computing the percentage ownership of any other person.

(3)

Based solely on information reported on a Schedule 13G/A filed with the Securities and Exchange Commission on March 31, 2009. Intana Management, LLC reported shared voting and dispositive power of 4,635,069 shares of our common stock. The mailing address for Intana Management, LLC is 505 Park Avenue, 3rd Floor, New York, NY 10022.

(4)	Based solely on information reported on a Schedule 13G filed with the Securities and Exchange Commission on January 31, 2009. Crosslink Capital, Inc., an investment adviser registered under Section 203 of the Investment Advisers Act of 1940, reported shared voting power and shared dispositive power of 3,847,812 shares of our common stock. The mailing address for Crosslink Capital, Inc. is Two Embarcadero Center, Suite 2200, San Francisco, CA 94111.

(5)	Based solely on information reported on a Schedule 13G filed with the Securities and Exchange Commission on January 27, 2009. Wells Fargo & Company reported sole dispositive power of 2,752,965 shares of our common stock, and shared dispositive power of 4,000 shares of our common stock. The mailing address for Wells Fargo & Company is 420 Montgomery Street, San Francisco, CA 94163.

(6)

Based solely on information reported on a Schedule 13G filed with the Securities and Exchange Commission on February 10, 2009. Blackrock, Inc. reported shared dispositive power of 2,696,200 shares of our common stock, but disclaims beneficial ownership of such shares. The mailing address for Blackrock, Inc. is 40 East 52nd Street, New York, NY 10022.

(7)	Based solely on information reported on a Schedule 13G filed with the Securities and Exchange Commission on February 9, 2009. Dimensional Fund Advisors LP (“Dimensional”), an investment adviser registered under Section 203 of the Investment Advisors Act of 1940, may be deemed to be the beneficial owner of 2,612,942 shares of our common stock as a result of its role as investment advisor or manager to various funds. Dimensional reported sole voting power and sole dispositive power of 2,612,942 shares, but disclaims beneficial ownership of such shares. The mailing address for Dimensional Fund Advisors LP is Palisades West, Building One, 6300 Bee Cave Road, Austin, TX 78746.

(8)	Based solely on information reported on a Schedule 13G filed with the Securities and Exchange Commission on February 6, 2009. Barclays Global Investors, N.A. reported sole dispositive power of 2,406,703 shares of our common stock. The mailing address for Barclays Global Investors, N.A. is 400 Howard Street, San Francisco, CA 94105.

(9)	Based solely on information reported on a Schedule 13G filed with the Securities and Exchange Commission on January 29, 2009. Royce & Associates, LLC reported sole voting power and sole dispositive power of 2, 396,500 shares of our common stock. The mailing address for Royce & Associates, LLC is 1414 Avenue of the Americas, New York, NY 10019.

(10)	Includes 1,488,540 shares subject to stock options that are exercisable within 60 days of March 31, 2009. Also includes 49,400 shares held by Pickus Family Trust. Mr. Pickus and Carey Pickus are trustees of the Pickus Family Trust and share voting and dispositive power.

(11)	Includes 137,208 shares subject to stock options that are exercisable within 60 days of March 31, 2009.

(12)	Prior to February 4, 2008, Mr. Owyang was our Chief Financial Officer and one of our executives. As disclosed elsewhere herein, on February 4, 2008, we announced that Mr. Owyang intended to leave the Company.

(13)	Includes 381,250 shares subject to stock options that are exercisable within 60 days of March 31, 2009.

(14)	Includes 279,083 shares subject to stock options that are exercisable within 60 days of March 31, 2009.

(15)	Includes 319,125 shares subject to stock options that are exercisable within 60 days of March 31, 2009.

(16)	Includes 106,000 shares subject to stock options that are exercisable within 60 days of March 31, 2009.

(17)	Includes 42,500 shares subject to stock options that are exercisable within 60 days of March 31, 2009.

(18)	Includes 60,833 shares subject to stock options that are exercisable within 60 days of March 31, 2009.

(19)	Includes 45,833 shares subject to stock options that are exercisable within 60 days of March 31, 2009.

(20)	Includes 2,000 shares held by Budd Thanos Trust. Mr. Thanos and Christine Budd are trustees of Budd Thanos Trust and share voting and dispositive power. Also includes 116,000 shares subject to stock options that are exercisable within 60 days of March 31, 2009.

(21)	Includes 2,976,372 shares subject to stock options that are exercisable within 60 days of March 31, 2009. As of March 31, 2009, our executive officers consisted of Josh Pickus, Richard Mandeberg, Anthony Rodio, Michael Sayer, and Shelly Schaffer. Ken Owyang announced on February 4, 2008 that he would be leaving the Company to pursue other interests; he is no longer an employee nor an executive officer of the Company.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE.

Compensation Committee Interlocks and Insider Participation

During 2008, the members of the Compensation Committee were Martin O’Malley, Jim Stephens, and James Thanos. None of the Company’s Named Executive Officers serves, nor at any time during 2008 served, as a member of the board of directors or compensation committee of any other entity whose executive officer(s) serve as a member of the Company’s Board of Directors or Compensation Committee.

Certain Relationships and Related-Party Transactions

We have a process for review and approval of any relationships and transactions in which we and our directors, executive officers, 5% stockholders or their immediate family members (“Related Persons”) are participants to determine whether those Related Persons may have a direct or indirect material interest. We collect and update information about the affiliations of our executive officers and directors annually though Director & Officer Questionnaires and use the list of known related parties to identify any transactions with related persons. In addition, at the close of each fiscal quarter we survey our Finance, Legal and Executive staff for knowledge of transactions with Related Persons. Our Ethics Committee reviews any such related party transactions, under the supervision of the Audit Committee. Our Ethics Committee is comprised of our General Counsel and our Chief Financial Officer.

There were no transactions in excess of $120,000 between SupportSoft and a related person in fiscal 2008.

Director Independence

It is our policy that a majority of our directors be independent. The Board has determined that five of our six directors are independent, namely our Chairman Mr. Eichler and Messrs. Farshchi, O’Malley, Stephens and Thanos, based upon the listing standards of the Nasdaq Global Select Market and applicable laws and regulations. Our Board has also determined that the only director who is standing for election to the Board and is not independent is Mr. Pickus, our President and Chief Executive Officer.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES.

Principal Accountant Fees and Services

The following is a listing of the services provided by type and amount charged by Ernst & Young LLP to the Company for fiscal years 2008 and 2007:

	Fiscal Year 2008	Fiscal Year 2007
Audit Fees
Audit and review procedures	$821,603	$758,044
Statutory audit	17,202	13,638

Total Audit Fees	$838,805	$771,682

Audit-Related Fees	$9,900	$0

Tax Fees	$0	$894

All Other Fees	$0	$0

Grand Total	$848,705	$772,576

Audit Fees. Audit fees represent fees for professional services provided in connection with the audits of our financial statements and internal controls over financial reporting, review of our quarterly financial statements and audit services in connection with other statutory filings.

Audit-Related Fees. Audit-related fees consist primarily of fees for accounting consultations.

Tax Fees. Tax fees consist of fees for professional services related to tax international tax return compliance, and both international and domestic tax advise and planning.

All Other Fees. SupportSoft was not billed for any other fees by Ernst & Young LLP in fiscal 2007 or fiscal 2008.

Audit Committee Pre-Approval Policies and Procedures

It is our policy that all audit and non-audit services to be performed by our independent registered public accounting firm be approved in advance by the Audit Committee, including all of the services described above for the years 2007 and 2008.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES.

(a)	(1)-(2) The financial statements or required financial statement schedules are included in the Original Filing.

(3)	Exhibits—See in Item 15(b) of this report.

(b)	Exhibits.

Exhibit	Description of Document

3.1	Restated Certificate of Incorporation, as amended (incorporated by reference to Exhibit 3.1 of SupportSoft’s annual report on Form 10-K for the year ended December 31, 2001).

3.2	Amended and Restated Bylaws (incorporated by reference to Exhibit 3.2 of SupportSoft’s annual report on Form 10-K for the year ended December 31, 2001).

4.1	Form of Common Stock Certificate (incorporated by reference to Exhibit 4.1 of SupportSoft’s quarterly report on Form 10-Q for the quarter ended June 30, 2002).

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

10.5*

Amended and Restated Employment Agreement, dated December 23, 2008, by and between the registrant and Josh Pickus (incorporated by reference to Exhibit 10.5 of SupportSoft’s Annual Report on Form 10-K filed on March 11, 2009).

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

10.8*

Amended and Restated Employment Offer Letter dated as of October 6, 2008, by and between the Registrant and Anthony Rodio (incorporated by reference to Exhibit 10.8 of SupportSoft’s Annual Report on Form 10-K filed on March 11, 2009).

10.9*

Amended and Restated Employment Offer Letter dated as of September 23, 2008, by and between the Registrant and Richard Mandeberg (incorporated by reference to Exhibit 10.9 of SupportSoft’s Annual Report on Form 10-K filed on March 11, 2009).

Exhibit	Description of Document

10.10*	SupportSoft, Inc. Executive Incentive Compensation Incentive Plan (incorporated by reference to Exhibit 10.2 of SupportSoft’s current report on Form 8-K filed on February 4, 2008).

10.11*	SupportSoft, Inc. Amended and Restated Executive Incentive Compensation Incentive Plan (incorporated by reference to Exhibit 10.2 of SupportSoft’s current report on Form 8-K filed on August 1, 2008).

10.12*

SupportSoft, Inc. Amended and Restated Executive Incentive Compensation Incentive Plan (incorporated by reference to Exhibit 10.2 of SupportSoft’s current report on Form 8-K filed on February 11, 2009).

10.13	Sublease Agreement with Nuance Communications, Inc. dated November 9, 2006 (incorporated by reference to Exhibit 10.1 of SupportSoft’s current report on form 8-K filed on November 15, 2006).

21.1	Subsidiaries of SupportSoft, Inc (incorporated by reference to Exhibit 21.1 of SupportSoft’s Annual Report on Form 10-K filed on March 11, 2009).

23.1	Consent of Independent Registered Public Accounting Firm (incorporated by reference to Exhibit 23.1 of SupportSoft’s Annual Report on Form 10-K filed on March 11, 2009).

24.1	Power of Attorney (see the signature page of SupportSoft’s Annual Report on Form 10-K filed on March 11, 2009)

31.1	Chief Executive Officer Section 302 Certification.

31.2	Chief Financial Officer Section 302 Certification.

32.1	Statement of the Chief Executive Officer under 18 U.S.C. § 1350(1)

32.2	Statement of the Chief Financial Officer under 18 U.S.C. § 1350(1)

*	Denotes an executive or director compensation plan or arrangement.

(1)	The material contained in Exhibit 32.1 and 32.2 shall not be deemed “filed” with the SEC and is not to be incorporated by reference into any filing of the Company under the Securities Act of 1933 or the Securities Exchange Act of 1934, whether made before or after the date hereof irrespective of any general incorporation language contained in such filing, except to the extent that the registrant specifically incorporates it by reference.

(c)	Financial Statement Schedules.

No schedules have been filed because the information required to be set forth therein is not applicable or is shown in the financial statements or related notes included as part of this report.

SIGNATURES

Pursuant to the requirements of the Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on this 24th day of April, 2009.

SUPPORTSOFT, INC.

By:	/s/ JOSHUA PICKUS
Joshua Pickus Chief Executive Officer and President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated:

Signature	Title	Date

/s/ JOSHUA PICKUS Joshua Pickus	Chief Executive Officer and President (Principal Executive Officer)	April 24, 2009

/s/ SHELLY SCHAFFER Shelly Schaffer	Chief Financial Officer and Senior Vice President of Finance and Administration (Principal Financial and Accounting Officer)	April 24, 2009

* Kevin C. Eichler	Chairman of the Board of Directors	April 24, 2009

* Shawn Farshchi	Director	April 24, 2009

* J. Martin O’Malley	Director	April 24, 2009

* Jim Stephens	Director	April 24, 2009

* James Thanos	Director	April 24, 2009

*	Signed by Joshua Pickus, attorney-in-fact.

EXHIBIT INDEX

Exhibit	Description of Document

3.1	Restated Certificate of Incorporation, as amended (incorporated by reference to Exhibit 3.1 of SupportSoft’s annual report on Form 10-K for the year ended December 31, 2001).

3.2	Amended and Restated Bylaws (incorporated by reference to Exhibit 3.2 of SupportSoft’s annual report on Form 10-K for the year ended December 31, 2001).

4.1	Form of Common Stock Certificate (incorporated by reference to Exhibit 4.1 of SupportSoft’s quarterly report on Form 10-Q for the quarter ended June 30, 2002).

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

10.5*

Amended and Restated Employment Agreement, dated December 23, 2008, by and between the registrant and Josh Pickus (incorporated by reference to Exhibit 10.5 of SupportSoft’s Annual Report on Form 10-K filed on March 11, 2009).

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

10.8*

Amended and Restated Employment Offer Letter dated as of October 6, 2008, by and between the Registrant and Anthony Rodio (incorporated by reference to Exhibit 10.8 of SupportSoft’s Annual Report on Form 10-K filed on March 11, 2009).

10.9*

Amended and Restated Employment Offer Letter dated as of September 23, 2008, by and between the Registrant and Richard Mandeberg (incorporated by reference to Exhibit 10.9 of SupportSoft’s Annual Report on Form 10-K filed on March 11, 2009).

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

Exhibit	Description of Document

10.13	Sublease Agreement with Nuance Communications, Inc. dated November 9, 2006 (incorporated by reference to Exhibit 10.1 of SupportSoft’s current report on form 8-K filed on November 15, 2006).

21.1	Subsidiaries of SupportSoft, Inc (incorporated by reference to Exhibit 21.1 of SupportSoft’s Annual Report on Form 10-K filed on March 11, 2009).

23.1	Consent of Independent Registered Public Accounting Firm (incorporated by reference to Exhibit 23.1 of SupportSoft’s Annual Report on Form 10-K filed on March 11, 2009).

24.1	Power of Attorney (see the signature page of SupportSoft’s Annual Report on Form 10-K filed on March 11, 2009)

31.1	Chief Executive Officer Section 302 Certification.

31.2	Chief Financial Officer Section 302 Certification.

32.1	Statement of the Chief Executive Officer under 18 U.S.C. § 1350(1)

32.2	Statement of the Chief Financial Officer under 18 U.S.C. § 1350(1)

*	Denotes an executive or director compensation plan or arrangement.

(1)	The material contained in Exhibit 32.1 and 32.2 shall not be deemed “filed” with the SEC and is not to be incorporated by reference into any filing of the Company under the Securities Act of 1933 or the Securities Exchange Act of 1934, whether made before or after the date hereof irrespective of any general incorporation language contained in such filing, except to the extent that the registrant specifically incorporates it by reference.