Form 10-Q
period 2009-03-31
SUPPORTSOFT INC
filed 2009-05-08
CIK 1104855

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2009

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

On April 30, 2009, 46,551,271 shares of the Registrant’s Common Stock, $0.0001 par value, were outstanding.

SUPPORTSOFT, INC.

FORM 10-Q

QUARTERLY PERIOD ENDED MARCH 31, 2009

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

SUPPORTSOFT, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands)

	March 31, 2009	December 31, 2008
	(Unaudited)	(1)
ASSETS
Current assets:
Cash and cash equivalents	$62,696	$64,306
Short-term investments	3,990	7,784
Accounts receivable, net	7,604	10,384
Prepaid expenses and other current assets	1,420	1,642

Total current assets	75,710	84,116
Long-term investments	18,216	15,766
Auction-rate securities put option	5,037	7,148
Property and equipment, net	1,033	1,275
Goodwill	12,646	12,646
Purchased technology, net	1,249	1,318
Intangible assets, net	374	417
Other assets	934	900

Total assets	$115,199	$123,586

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$330	$890
Accrued compensation	1,940	2,129
Other accrued liabilities	2,927	3,534
Deferred revenue, less long-term portion	7,626	9,134

Total current liabilities	12,823	15,687
Deferred revenue, long-term portion	790	985
Other long-term liabilities	1,594	1,468

Total Liabilities	15,207	18,140

Commitments and contingencies
Stockholders’ equity:
Common stock	5	5
Additional paid-in capital	219,093	217,647
Accumulated other comprehensive loss	(2,045)	(2,541)
Accumulated deficit	(117,061)	(109,665)

Total stockholders’ equity	99,992	105,446

Total liabilities and stockholders’ equity	$115,199	$123,586

(1)	Derived from the December 31, 2008 audited Consolidated Financial Statements included in the Annual Report on Form 10-K, as filed with the Securities and Exchange Commission on March 11, 2009.

See accompanying notes.

SUPPORTSOFT, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share amounts)

(Unaudited)

	Three Months Ended March 31,
	2009	2008
Revenue:
License	$807	$2,974
Maintenance	3,668	4,002
Services	2,443	3,949
Consumer	3,614	703

Total revenue	10,532	11,628

Costs and expenses:
Cost of license	110	51
Cost of maintenance	420	549
Cost of services	2,569	3,753
Cost of consumer	4,421	1,240
Amortization of intangible assets	43	30
Research and development	1,926	2,235
Sales and marketing	5,200	6,386
General and administrative	2,831	2,356
Total costs and expenses	17,520	16,600

Loss from operations	(6,988)	(4,972)
Interest income (expense) and other, net	(302)	1,449

Loss before income taxes	(7,290)	(3,523)
Provision for income taxes	106	108

Net loss	$(7,396)	$(3,631)

Basic and diluted net loss per share	$(0.16)	$(0.08)

Shares used in computing basic and diluted net loss per share	46,330	46,150

See accompanying notes.

SUPPORTSOFT, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(Unaudited)

	Three Months Ended March 31,
	2009	2008
Operating Activities:
Net loss	$(7,396)	$(3,631)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation	210	274
Write-off of fixed assets	41	—
Amortization of premiums and discounts on investments	(19)	(279)
Amortization of purchased technology	69	—
Amortization of intangible assets	43	30
Realized loss on auction-rate securities put option re-valuation	2,111	—
Realized gain on auction-rate securities	(1,893)	—
Stock-based compensation	1,188	1,174
Changes in assets and liabilities:
Accounts receivable, net	2,780	(857)
Prepaid expenses and other current assets	217	736
Other long-term assets	(42)	(83)
Accounts payable	(562)	(207)
Accrued compensation	(198)	(183)
Other accrued liabilities	(629)	142
Other long-term liabilities	160	(34)
Deferred revenue	(1,703)	(295)

Net cash used in operating activities	(5,623)	(3,213)
Investing Activities:
Purchases of property and equipment	(19)	(137)
Purchase of developed technology	—	(1,375)
Purchases of investments	(2,993)	(20,126)
Sales of investments	—	21,800
Maturities of investments	6,800	33,082

Net cash provided by investing activities	3,788	33,244
Financing Activities:
Proceeds from issuances of common stock	258	195

Net cash provided by financing activities	258	195

Net increase (decrease) in cash and cash equivalents	(1,577)	30,226
Effect of exchange rate changes on cash and cash equivalents	(33)	22
Cash and cash equivalents at beginning of period	64,306	12,926

Cash and cash equivalents at end of period	$62,696	$43,174

Supplemental schedule of cash flow information:
Income taxes paid	$45	$24

See accompanying notes.

SUPPORTSOFT, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 1. Significant Accounting Policies

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements include the accounts of SupportSoft, Inc. (the “Company” or “SupportSoft”) and its wholly owned subsidiaries. All intercompany balances and transactions have been eliminated. The balance sheet as of March 31, 2009 and the statements of operations for the three months ended March 31, 2009 and 2008 and cash flows for the three months ended March 31, 2009 and 2008 are unaudited. In the opinion of management, these unaudited interim condensed consolidated financial statements reflect all adjustments (consisting of normal recurring adjustments) that are necessary for a fair presentation of the results for, and as of, the periods shown. The results of operations for such periods are not necessarily indicative of the results expected for the full fiscal year or for any future period. The condensed consolidated financial statement information as of December 31, 2008 is derived from audited financial statements as of that date. These unaudited interim condensed consolidated financial statements should be read with the consolidated financial statements and related notes included in the Company’s Annual Report on Form 10-K, filed with the Securities and Exchange Commission on March 11, 2009.

Use of Estimates

The preparation of interim condensed consolidated financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the condensed consolidated financial statements and the accompanying notes. Actual results could differ materially from these estimates.

Reclassifications

Certain amounts in the condensed consolidated financial statements and accompanying notes for the prior period have been reclassified to conform to the current period presentation, including amounts related to cash flow and costs related to segment reporting.

Revenue Recognition

Consumer Revenue

Consumer revenue is derived primarily from fees for technology support services. These services include those that are delivered on a one-time basis (“incident-based” services) as well as those that are delivered over time (“subscription” services). We provide these services through channel partners and directly to consumers.

Channel partners are generally invoiced monthly for services delivered or sold during that period. Fees from transactions directly with consumers are generally paid with a credit card at the time of delivery. For incident-based services, revenue is recognized during the period in which the services are delivered. For subscription-based services, revenue is recognized ratably over the subscription period. Our direct-to-consumer channel generally provides a five-day warranty period during which refunds may be granted. With partners, the warranty period varies across channels, and in some channels our partner bears the cost of refunds. For direct-to-consumer sales, we generally recognize revenue net of refunds during each period, except in cases where the partner bears the cost of refunds, in which case we recognize revenue at the time of delivery.

We also license certain of our Consumer software products to channel partners who use our software to provide services to their customers. Such channel partners are charged a per-use fee for the software and revenue is recognized in the period usage occurs.

Enterprise Revenue

In our Enterprise segment our revenue is comprised of license, services and maintenance revenue. We recognize revenue in our Enterprise segment in accordance with the American Institute of Certified Public Accountants’ (AICPA) Statement of Position (“SOP”) 97-2, Software Revenue Recognition, as amended by SOP 98-4 and SOP 98-9. License revenue is recognized when all of the following criteria are met:

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

Term licenses are sold with maintenance for which SupportSoft does not have VSOE to determine fair value for maintenance fees. As a result, license revenue for term licenses is recognized ratably over the duration of the agreement. License revenue in the accompanying financial statements includes maintenance for term licenses. We do not allocate maintenance revenue from term licenses to maintenance revenue, as we do not believe there is an allocation methodology that provides a meaningful and supportable allocation between license and maintenance revenues. Services revenue associated with the term licenses is recognized ratably over the period associated with the initial payment, generally one year.

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

Cash, Cash Equivalents and Investments

All liquid instruments with an original maturity at the date of purchase of ninety days or less are classified as cash equivalents. Cash equivalents and short-term investments consist primarily of money market funds, commercial paper, corporate and municipal bonds and notes and securities issued by the United States government. Long-term investments consist of auction-rate debt securities. Our cash equivalents and short-term investments are classified as available-for-sale, and are reported at fair value with unrealized losses, when deemed to be temporary, and unrealized gains included in accumulated other comprehensive income within stockholders’ equity on the condensed consolidated balance sheets. We designated all long-term investments, except for auction-rate securities held by UBS, as available-for-sale and they are therefore reported at fair value, with unrealized gains and losses recorded in accumulated other comprehensive income. Our auction-rate securities held by UBS are classified as trading securities. Investments that we designate as trading assets are reported at fair value, with gains and losses resulting from changes in fair value recognized in earnings as a component of interest income (expense) and other, net. Realized gains and losses and declines in value judged to be other-than-temporary on available-for-sale securities are included in interest income (expense) and other, net in the condensed consolidated statements of operations. For the three months ended March 31, 2009, we recorded a realized loss of $2.1 million on the auction-rate securities put option re-valuation, offset with a realized gain of $1.9 million on the auction-rate securities held by UBS, for a net realized loss of $218,000. There was no realized gain or loss for the three months ended March 31, 2008. We recorded net unrealized losses on available-for-sale securities of $1.0 million and $1.6 million at March 31, 2009 and December 31, 2008, respectively.

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

The following is a summary of cash, cash equivalents and investments at March 31, 2009 (in thousands):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Gross Realized Losses	Fair Value
Cash	$2,625	$—	$—	$—	$2,625
Money market funds	57,074	—	—	—	57,074
Commercial paper	6,987	—	—	—	6,987
Auction-rate securities (1)	24,500	—	(1,029)	(5,255)	18,216

	$91,186	$—	$(1,029)	$(5,255)	$84,902

Classified as:
Cash and cash equivalents	$62,696	$—	$—	$—	$62,696
Short-term investments	3,990	—	—	—	3,990
Long-term investments	24,500	—	(1,029)	(5,255)	18,216

	$91,186	$—	$(1,029)	$(5,255)	$84,902

(1)

In addition to the fair value of our auction-rate securities holdings, we hold the auction-rate securities put option, which is classified as a long-term asset valued at $5.0 million as of March 31, 2009. At March 31, 2009, the fair value of cash, cash equivalents, investments and the auction-rate securities put option was $89.9 million.

At March 31, 2009 and December 31, 2008 we had investments in AAA-rated auction-rate debt securities with various state student loan authorities with estimated fair values aggregating $18.2 million and $15.8 million, respectively. The student loans made by these authorities are substantially guaranteed by the federal government through the Federal Family Education Loan Program (FFELP). Auction-rate securities are long-term floating rate bonds tied to short-term interest rates. After the initial issuance of the securities, the interest rate on the securities is reset periodically, at intervals established at the time of issuance (e.g., every seven days, twenty-eight days, thirty-five days, or every six months), based on market demand, if the auctions are successful. Auction-rate securities are bought and sold in the marketplace through a competitive bidding process often referred to as a “Dutch auction.” If there is insufficient interest in the securities at the time of an auction, the auction may not be completed and the auction-rate security then pays a default interest rate. Following such a failed auction, we cannot access our funds that are invested in the corresponding auction-rate securities until a future auction of these investments is successful, new buyers express interest in purchasing these securities in between reset dates, issuers establish a different form of financing to replace these securities, or final payments become due according to contractual maturities. Commencing in February 2008, illiquidity conditions in the global credit markets resulted in failed auctions for all of our auction-rate securities held. In the near term, our ability to liquidate our investments or fully recover the carrying values may be limited or not exist.

In August 2008, UBS, the broker-dealer for 85% of our auction-rate securities, announced a settlement under which it has offered to provide liquidity solutions for, or purchase, the auction-rate securities held by its institutional clients. In October 2008, UBS extended an offer of rights to us to sell our eligible auction-rate securities at par value back to UBS during the time period from June 30, 2010 through July 2, 2012. All of the auction-rate securities we hold with UBS qualify as “eligible” for purposes of the rights offer. Under the offer, UBS will have sole discretion without prior notice to the Company, to sell our eligible securities and return par value to the Company up through July 2, 2012. In November 2008, we elected to accept the offer of rights from UBS, which gives us the option to sell to UBS a total of $20.9 million at par value at any time beginning June 30, 2010 through July 2, 2012. Upon acceptance of the UBS rights offer, we elected to value the auction-rate securities put option at fair value as allowed under SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities.” Refer to the Auction-Rate Securities Put Option section below for further discussion. Given the unprecedented failure of the entire auction-rate securities market and the various legal settlements taking place to return principal to investors, including the UBS rights offer, we have elected a one-time transfer of our UBS auction-rate securities from available-for-sale to trading securities in accordance with FASB Statement No. 115, “Accounting for Certain Investments in Debt and Equity Securities” (SFAS 115). The transfer to trading securities reflects management’s intent to exercise its auction-rate securities put option during the period June 30, 2010 to July 3, 2012. During the quarter ended March 31, 2009, we recorded a gain of $1.9 million to adjust the value of the UBS auction-rate securities to fair value and a loss of $2.1 million on auction-rate securities put option for a net realized loss of $218,000 in interest income (expense) and other, net, in our condensed consolidated statement of operations. Further changes in the value of the UBS auction-rate securities will also be recorded on our condensed consolidated statement of operations in this manner.

We determined that the gross unrealized losses on our available-for-sale investments as of March 31, 2009 are temporary in nature. The fair value of our auction-rate securities at March 31, 2009 reflects an unrealized loss of $1.0 million, entirely related to securities classified as available-for-sale.

Fair value for all auction-rate securities, including both the UBS securities classified as trading securities and the other auction-rate-securities classified as available-for-sale, was based on a discounted cash flow valuation that takes into account a number of factors including the weighted average remaining term (WART) of the underlying securities, the expected return, and the discount rate. The actual WART from servicing reports was used where available. For securities where the actual WART was not available an estimate based on other securities held was used. The expected return was calculated based on the last twelve months average for the 91 day
T-bill plus a spread. This rate is the typical default rate for auction-rate securities held by us. The discount rate was calculated using the 3-month LIBOR rate plus adjustments for the security type and the current lack of liquidity. Changes in any of the above estimates, especially the weighted average remaining term or the discount rate, could result in a material change to the fair value. At March 31, 2009, all auction-rate securities were classified as Level 3 assets in accordance with the Statement of Financial Accounting Standards (SFAS) No. 157, “Fair Value Measurements” hierarchy. Presently we have determined the decline in value for the available-for-sale auction-rate securities to be temporary because i) we have the intent and ability to hold these securities in the near term in order to recoup their par values; ii) through March 31, 2009 all of the securities have maintained AAA credit ratings; and iii) loans made by the issuers are backed by the federal government.

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

Auction-Rate Securities Put Option

In November, 2008, we signed a Rights Agreement with UBS concerning the disposition of our auction-rate securities (ARS). The UBS agreement gives us the right to sell our ARS back to UBS, at par value, beginning June 30, 2010 through July 2, 2012. Prior to June 30, 2010, UBS has the right to sell our ARS holdings at any time, and return par value to us. The rights represent a freestanding financial instrument for accounting purposes. As noted above, we elected to value this “put” option at fair value as allowed under SFAS No. 159. As such, we recognized the value of the repurchase right as an asset with the corresponding gain recorded in earnings. Fair value was determined using a “with and without” approach, based on a discounted cash flow valuation comparing the value of the auction-rate securities with the put option and without it. We took into account the same factors as those used to value the auction-rate securities noted above, adjusted to account for differences in cash flow timing and UBS credit risk. The value of the rights offer was recorded in interest income and expense, net. The value of the ARS put option at March 31, 2009 and December 31, 2008 was $5.0 million and $7.1 million. We recorded $2.1 million loss of value of the ARS put option in interest income (expense) and other, net, in our condensed consolidated statement of operations. At March 31, 2009 the ARS put option did not fully offset the realized loss recorded on the related auction-rate securities in our condensed statement of operations. At December 31, 2008 the ARS put option fully offset the realized loss recorded on the related auction-rate securities in our statement of operations. Because the ARS put option represents a freestanding financial instrument, and is valued separately taking into account adjustments to the factors used to value the related auction-rate securities, its value may not fully offset the realized losses on the related auction-rate securities in every reporting period. In any period in which a change in value of our ARS put option does not fully offset a change in value of our auction-rate securities from UBS, or vice versa, our condensed consolidated statement of operations will be impacted.

Our auction-rate securities continue to be presented as long-term investments on our balance sheet, while the value of the rights agreement is presented separately as auction-rate securities put option. The ARS put option is not a traditional put option in that it is non-transferable, non-assignable, and not available for trade in any financial market. If UBS has insufficient funding to fulfill their obligation to buy back the ARS per the Rights Agreement, then we may incur further losses in our statement of operations.

The offer of rights includes the right to a loan from UBS at no net cost, for up to the amount of the par value of our eligible auction-rate securities. The loan option is available until June 30, 2010. As of March 31, 2009, we had not exercised our right to obtain a loan.

Fair Value Measurements

Effective January 1, 2008, we adopted SFAS No. 157, “Fair Value Measurements” (“SFAS No 157”). SFAS No. 157 defines fair value, establishes a framework for measuring fair value under generally accepted accounting principles and enhances disclosures about fair value measurements. Fair value is defined under SFAS No. 157 as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. Valuation techniques used to measure fair value under SFAS No. 157 must maximize the use of observable inputs and minimize the use of unobservable inputs. The standard describes a fair value hierarchy based on three levels of inputs, of which the first two are considered observable and the last unobservable, that may be used to measure fair value which are the following:

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

In accordance with SFAS No. 157, the following table represents our fair value hierarchy for our financial assets (cash equivalents and marketable securities) measured at fair value on a recurring basis as of March 31, 2009 and December 31, 2008 (in thousands):

As of March 31, 2009	Level 1	Level 2	Level 3	Total
Money market funds	$59,699	$—	$—	$59,699
Commercial paper	—	6,987	—	6,987
Auction-rate securities	—	—	18,216	18,216
Auction-rate securities put option	—	—	5,037	5,037

As of December 31, 2008	Level 1	Level 2	Level 3	Total
Money market funds	$55,058	$—	$—	$55,058
Commercial paper	—	7,781	—	7,781
Corporate bonds	—	2,999	—	2,999
Auction-rate securities	—	—	15,766	15,766
Auction-rate securities put option	—	—	7,148	7,148

Level 3 assets consist of auction-rate debt securities with various state student loan authorities and the auction-rate securities put option. Beginning in February 2008, all auctions for these securities have failed. Based on the continued failure of these auctions and the underlying maturities of the securities, we have classified auction-rate securities as long-term assets on our balance sheet. The fair value of the auction-rate securities as of March 31, 2009 and 2008 was estimated by management. The following table provides a summary of changes in fair value of our Level 3 financial assets as of March 31, 2009 and 2008 (in thousands):

	Three Months Ended March 31, 2009
	Auction-Rate Securities	Auction-Rate Securities Put Option
Beginning balance at December 31, 2008	$15,766	$7,148
Transfer into Level 3	—	—
Total gains/(losses):
Included in interest income (expense) and other, net	1,893	(2,111)
Included in other comprehensive income	557	—

Ending balance at March 31, 2009	$18,216	$5,037

Three Months Ended March 31, 2008 Auction-Rate Securities
Beginning balance at December 31, 2007	$—
Transfer into Level 3	25,300
Unrealized loss included in other comprehensive income	(1,366)

Ending balance at March 31, 2008	$23,934

Concentrations of Credit Risk

Financial instruments that potentially subject us to concentrations of credit risk consist principally of cash equivalents, investments and trade accounts receivable. Our investment portfolio consists of investment grade securities. Except for obligations of the United States government and securities issued by agencies of the United States government, we diversify our investments by limiting our holdings with any individual issuer. We also limit the amount of credit risk exposure to any one country except the United States. We are exposed to credit risks in the event of default by the issuers of the securities we hold to the extent of the amount recorded on the balance sheet. At March 31, 2009, we held approximately $18.2 million of AAA-rated student loan auction-rate debt securities.

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

The credit risk in our trade accounts receivable is mitigated by our credit evaluation process, reasonably short payment terms and because we sell our products primarily to large organizations in different industries. At March 31, 2009, Customer A accounted for 27% of our total accounts receivable. No other customers accounted for 10% or over of our total accounts receivable. At December 31, 2008, the same Customer A and Customer B each accounted for 19% and 12%, respectively, of total accounts receivable.

For the three months ended March 31, 2009, only one customer accounted for 10% or more of total revenue; Customer A accounted for 31% of total revenue. For the three months ended March 31, 2008, one customer, Customer C accounted for 15% of total revenue.

Trade Accounts Receivable and Allowance for Doubtful Accounts

Trade accounts receivable are recorded at the invoiced amount. We perform evaluations of our customers’ financial condition and generally do not require collateral. We make judgments as to our ability to collect outstanding receivables and provide allowances for the portion of receivables when collection becomes doubtful. Provisions are made based upon a specific review of all significant outstanding invoices. For those invoices not specifically provided for, provisions are recorded at differing rates, based upon the age of the receivable. If the judgments and estimates we use to calculate the allowance for doubtful accounts does not reflect the future ability to collect outstanding receivables, additional provisions for doubtful accounts may be needed and the future results of operations could be materially affected. At March 31, 2009 and December 31, 2008, we had an allowance for doubtful accounts of $141,000 and $197,000, respectively.

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

Business Combinations – Purchase Accounting

Under the purchase method of accounting, we allocate the purchase price of acquired companies to the tangible and intangible assets acquired and liabilities assumed based on their estimated fair values. We record the excess of purchase price over the aggregate fair values as goodwill. We engage third-party appraisal firms to assist us in determining the fair values of assets acquired and liabilities assumed. These valuations require us to make significant estimates and assumptions, especially with respect to intangible assets. We have estimated the economic lives of certain acquired assets and these lives are used to calculate depreciation and amortization expenses. We have estimated the future cash flows to be derived from such assets, and these estimates are used to determine the fair value of the assets. If our estimates of the economic lives or the future cash flows change, depreciation or amortization expenses could be accelerated and the value of our intangible assets could be impaired.

Purchased Technology

Purchased technology consists of software that we licensed and incorporated into our product and service offerings. Purchased technology is accounted for in accordance with SFAS No. 86, “Accounting for the Costs of Computer Software to be Sold, Leased, or Otherwise Marketed.” Upon general release of the product that includes the licensed software, the costs will be amortized using the straight line method over an estimated useful life in a range of 3-5 years. We acquired the purchased technology on our balance sheet in 2008 and recorded amortization expense of $69,000 for the three months ended March 31, 2009. There was no amortization expense for the three months ended March 31, 2008.

Accounting for Goodwill and Other Intangible Assets

Goodwill is measured as the excess of the cost of acquisition over the sum of the amounts assigned to identifiable assets acquired less liabilities assumed. We record purchased intangible assets at fair value. The original cost is amortized on a straight-line basis over the estimated useful life of each asset.

In accordance with SFAS No. 142, “Goodwill and Other Intangible Assets,” we review goodwill and other intangible assets that have indefinite useful lives for impairment at least annually in our third fiscal quarter, or more frequently if an event occurs indicating the potential for impairment. In accordance with SFAS No. 144,

“Accounting for the Impairment or Disposal of Long-Lived Assets,” we review intangible assets that have finite useful lives and other long-lived assets when an event occurs indicating the potential for impairment. In our reviews, we look for facts or circumstances, either internal or external, indicating that we may not recover the carrying value of the asset. We measure impairment losses related to long-lived assets based on the amount by which the carrying amounts of these assets exceed their fair values.

Stock-Based Compensation

We comply with Statement of Financial Accounting Standards No. 123 (revised 2004), “Share-Based Payment,” (“SFAS No. 123R”) which requires the measurement and recognition of compensation expense for all stock-based payment awards, including grants of stock and options to purchase stock, made to employees and directors based on estimated fair values.

For the three months ended March 31, 2009 no stock options were granted. The fair value of the stock options granted to employees was estimated using the following assumptions:

	Three Months Ended March 31,
	2009	2008
Stock Option Plan:
Risk-free interest rate	N/A	2.1%
Expected term	N/A	4.1 years
Volatility	N/A	51.4%
Expected dividend	N/A	0%
Weighted average fair value	N/A	$1.58
Employee Stock Purchase Plan (ESPP):
Risk-free interest rate	0.4%	1.5%
Expected term	0.5 years	0.5 years
Volatility	94.9%	58.6%
Expected dividend	0%	0%
Weighted average fair value	$0.78	$1.15

We recorded the following stock-based compensation expense for the three months ended March 31, 2009 and 2008:

	Three Months Ended March 31,
	2009	2008
Stock option compensation expense recognized in:
Cost of maintenance	$20	$19
Cost of services	165	171
Cost of consumer	34	10
Research and development	130	143
Sales and marketing	426	400
General and administrative	383	415

Total	1,158	1,158

ESPP compensation expense recognized in:
Cost of maintenance	2	—
Cost of services	4	5
Cost of consumer	8	1
Research and development	7	2
Sales and marketing	5	5
General and administrative	4	3

Total	30	16

Stock-based compensation expense included in total costs and expenses	$1,188	$1,174

The following table represents stock option activity for the three months ended March 31, 2009:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value (in ‘000’s)
Outstanding options at the beginning of the period	13,635,580	$4.41	4.54	$243
Granted	—	—
Exercised	(142,889)	0.92
Forfeited	(1,780,830)	5.46

Outstanding options at the end of the period	11,711,861	$4.30	4.92	$5

Options vested and expected to vest	11,678,193	$4.30	4.91	$5

Outstanding exercisable at the end of the period	6,275,232	$4.82	4.38	$5

The aggregate intrinsic value in the table above represents the total pre-tax intrinsic value that would have been received by the option holders had they all exercised their options on March 31, 2009. This amount changes based on the fair market value of our stock. During the three months ended March 31, 2009 and 2008, the aggregate intrinsic value of options exercised under our stock option plans was $180,000 and $0 respectively. Total fair value of options vested during the three months ended March 31, 2009 and 2008 was $1.2 million and $1.1 million, respectively.

At March 31, 2009, there was $12.8 million of unrecognized compensation cost related to existing options outstanding which is expected to be recognized over a weighted average period of 2.5 years.

Net Loss Per Share

Basic and diluted net loss per share are presented in accordance with Statement of Financial Accounting Standards No. 128 “Earnings per Share” (SFAS No. 128), for all periods presented. In accordance with SFAS No. 128, basic and diluted net loss per share have been computed using the weighted-average number of common shares outstanding during the periods. For the three months ended March 31, 2009 and 2008, the outstanding options were excluded from the computation of diluted net loss per share since their effect would have been anti-dilutive.

The following table sets forth the computation of basic and diluted net loss per share (in thousands, except per share amounts):

	Three months ended March 31,
	2009	2008
Net loss	$(7,396)	$(3,631)

Shares used in computing basic and diluted net loss per share	46,330	46,150

Basic and diluted net loss per share	$(0.16)	$(0.08)

Warranties and Indemnifications

In our Consumer segment, the direct-to-consumer channel generally provides a five-day warranty period during which refunds may be granted. With partners, the warranty period may vary across channels, and in some channels the partner bears the cost of refunds. Refunds are accounted for as a reduction of revenue, as incurred. Refunds in this segment have not been material to date.

In our Enterprise segment, we generally provide a warranty for our software products and services to our customers and accounts for our warranties under the FASB’s SFAS No. 5, “Accounting for Contingencies.” Our standard warranty period is 90 days, but warranty periods can sometimes be longer and vary from customer to customer. In the event there is a breach of such warranties, we generally are obligated to correct the product or service to conform to the warranty provision or, if we are unable to do so, the customer is entitled to seek a refund of the purchase price of the product or service. In certain contracts a material breach of warranty may involve penalties payable to the customer. We did not provide for a warranty accrual as of March 31, 2009 and December 31, 2008. As of March 31, 2009, our product warranty expense has not been significant.

We generally agree to indemnify our customers against legal claims that our software products infringe certain third-party intellectual property rights and account for our indemnification obligations under SFAS No. 5. As of March 31, 2009, we have not been required to make any payment resulting from infringement claims asserted against our customers and have not recorded any related accruals.

Recent Accounting Pronouncements

In December 2007 the FASB issued SFAS No. 141 (revised 2007), “Business Combinations.” SFAS No. 141R will significantly change the accounting for business combinations in a number of areas, including the measurement of assets and liabilities acquired and the treatment of contingent consideration, contingencies, acquisition costs, in-process research and development and restructuring costs. In addition, under SFAS No. 141R, changes in deferred tax asset valuation allowances and acquired income tax uncertainties in a business combination after the measurement period will affect the income tax provision. SFAS No. 141R is effective for business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning after December 15, 2008, which makes it effective for our fiscal year beginning January 1, 2009. Early adoption is prohibited. While the adoption of SFAS No. 141R had no impact on our condensed consolidated financial statements, any subsequent acquisition will be accounted for in accordance with SFAS No. 141R.

Effective January 1, 2009, the Company adopted FSP 157-2, “Effective Date of FASB Statement No. 157” (FSP 157-2). FSP 157-2 delayed the effective date of SFAS 157 for all non-financial assets and non-financial liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually), until the beginning of the first quarter of fiscal 2009. These include goodwill and other non-amortizable intangible assets. The adoption of SFAS 157 to non-financial assets and liabilities did not have a significant impact on our condensed consolidated financial statements.

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

The following are the components of comprehensive loss (in thousands):

	Three months ended March 31,
	2009	2008
Net loss	$(7,396)	$(3,631)
Net unrealized gain (loss) on available-for-sale securities, net of income taxes	551	(1,352)
Foreign currency translation loss, net of income taxes	(54)	(116)

Comprehensive loss	$(6,899)	$(5,099)

Income tax provision netted against unrealized gain (loss) on available-for-sale securities	$—	$—

Income tax provision (benefit) netted against foreign currency translation loss	$(38)	$70

Note 3. Income Taxes

We recorded income tax provisions of $106,000 and $108,000 for the three months ended March 31, 2009 and 2008, respectively. These provisions primarily reflect foreign income taxes including foreign withholding taxes related to certain international customer payments. In accordance with Financial Accounting Standards Interpretation No. 48 (FIN 48), included in the quarterly provision was an increase in unrecognized tax benefits of $147,000 and $14,000 and interest of $10,000 and $5,000 for the three months ended March 31, 2009 and 2008, respectively.

SFAS No. 109 “Accounting for Income Taxes” (SFAS No. 109) provides for the recognition of deferred tax assets if realization of such assets is more likely than not. Based upon the weight of available evidence, which includes SupportSoft’s historical operating performance, reported cumulative net losses since inception and difficulty in accurately forecasting our future results, we provided a full valuation allowance against our U.S. net deferred tax assets. We reassess the need for our valuation allowance on a quarterly basis.

As of March 31, 2009, the amount of unrecognized tax benefits that have a reasonable possibility of a significant change within the next 12 months is a decrease of $63,000. This possible reduction relates to lapsing statutes of limitation on tax returns filed in various foreign jurisdictions.

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

The following table shows our financial results by reportable segment for the three months ended March 31, 2009 and 2008 (in thousands):

Three Months Ended March 31, 2009	Enterprise	Consumer	Corporate	Consolidated
Revenue:
License	$807	$—	$—	$807
Maintenance	3,668	—	—	3,668
Services	2,443	—	—	2,443
Consumer	—	3,614	—	3,614

Total revenue	6,918	3,614	—	10,532

Segment operating costs and expenses	(5,118)	(7,901)	—	(13,019)
Amortization of intangible assets	—	(43)	—	(43)
Common corporate expenses	—	—	(2,374)	(2,374)
Restructuring and impairment charges	(821)	(6)	(69)	(896)
Stock-based compensation	(419)	(381)	(388)	(1,188)
Interest expense & other, net	—	—	(302)	(302)

Income (loss) before income taxes	$560	$(4,717)	$(3,133)	$(7,290)

Three Months Ended March 31, 2008	Enterprise	Consumer	Corporate	Consolidated
Revenue:
License	$2,974	$—	$—	$2,974
Maintenance	4,002	—	—	4,002
Services	3,949	—	—	3,949
Consumer	—	703	—	703

Total revenue	10,925	703	—	11,628

Segment operating costs and expenses	(8,121)	(5,337)	—	(13,458)
Amortization of intangible assets	(30)	—	—	(30)
Common corporate expenses	—	—	(1,938)	(1,938)
Stock-based compensation	(401)	(355)	(418)	(1,174)
Interest income & other, net	—	—	1,449	1,449

Income (loss) before income taxes	$2,373	$(4,989)	$(907)	$(3,523)

Note 5. Contingencies

Legal contingencies

In November 2001, a class action lawsuit was filed against us, two of our former officers, and certain underwriters in the United States District Court for the Southern District of New York. Similar complaints have been filed against 55 underwriters and more than 300 other companies and other individual officers and directors of those companies; the consolidated case is In re Initial Public Offering Securities Litigation, No. 21 MC 92 (SAS) (S.D.N.Y.). The lawsuit, which seeks unspecified damages, fees and costs, alleged that our registration statement and prospectus dated July 18, 2000 for the issuance and initial public offering of 4,250,000 shares of our common stock contained material misrepresentations and/or omissions related to alleged inflated commissions received by the underwriters of the offering. On April 1, 2009, all parties entered into a Stipulation and Agreement of Settlement that, if approved, would resolve all claims and dismiss the case against the Company and its former officers, without any payment by the Company or its former officers. The court has not yet set a date for a hearing to approve the settlement.

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

Tax Contingencies

We are required to make periodic filings in the jurisdictions where we are deemed to have a presence for tax purposes. We have undergone audits in the past and have paid assessments arising from these audits. During the third quarter of 2008, we received a notice from the New York State Franchise Tax Office (“NYFTO”) pertaining to tax years 2000-2005. The Notice claimed that certain expenses directly attributable to our international subsidiaries should be disallowed for these tax years. We have informed NYFTO that we disagree with their findings, and have appealed the tax penalty in their original Notice. We believe that a substantially smaller penalty is more likely than not to be upheld. We have booked a reserve against this smaller amount and are awaiting concurrence from the NYFTO to settle this contingency.

During the fourth quarter of 2008, our India entity was issued a notice of income tax assessment pertaining to the 2005-2006 fiscal year. The Notice claimed that the transfer price used in our inter-company agreements with our India entity was too low, and that the rate should be increased. We believe our current transfer pricing position is more likely than not to be sustained. We believe that this will be resolved through the normal judicial appeal process used in India, and have submitted our case to the court.

We may be subject to other income tax assessments in the future. We evaluate estimated losses that could arise from those assessments in accordance with Financial Accounting Standards Interpretation, FIN No. 48, “Accounting for Uncertainty in Income Taxes – an Interpretation of FASB Statement No. 109.” We consider such factors as the degree of probability of an unfavorable outcome and the ability to make a reasonable estimate of the amount of loss. We record the estimated liability amount for those assessments that we consider to be more likely than not in our balance sheet.

Note 6. Restructuring Obligations and Other Charges

In the fourth quarter of 2008, we reduced our workforce by 33 employees, or approximately 10% of our non-technical support agent workforce at that time, and closed certain facilities worldwide to reduce our ongoing cost structure. As a result, we recorded a restructuring and impairment charge of $1.9 million in 2008. All of the affected employees were terminated as of December 31, 2008. Restructuring and impairment expenses included in the condensed consolidated statement of operations were $212,000 for cost of services, $5,000 for cost of Consumer, $137,000 for research and development, $1.0 million for sales and marketing and $525,000 for general and administration. Restructuring and impairment charges included in the condensed consolidated statement of operations were $690,000 for the Enterprise segment, $670,000 for the Consumer segment and $525,000 for the Corporate segment. Cash payments of $600,000 and $930,000 were made against those obligations in 2008 and the first quarter of 2009. We expect to settle the remaining balance of $355,000 in the second quarter of 2009.

In the first quarter of 2009, we implemented a reduction in workforce and closed certain facilities worldwide in order to reduce our ongoing cost structure. We reduced our workforce by 17 employees, or approximately 6% of our non-technical support agent headcount. All of the affected employees were terminated as of March 31, 2009. As a result, we recorded a restructuring charge of $896,000 in 2009. Restructuring and impairment charges included in the condensed consolidated statement of operations were approximately $821,000 for the Enterprise segment, $6,000 for the Consumer segment and $69,000 for the Corporate segment. The restructuring charge was primarily comprised of employee terminations costs, professional services costs and facilities impairment costs. Restructuring expenses included in the condensed consolidated statement of operations were $117,000 for cost of services, $710,000 for sales and marketing and $69,000 for general and administrative. Cash payments of $344,000 were made against those obligations in the first quarter of 2009. We expect to pay the remaining balance through 2011.

The following table summarizes activity associated with the restructuring and related expenses incurred as of March 31, 2009 (in thousands):

	Severance(1)	Facilities(2)	Impairment(3)	Total
Restructuring obligations, December 31, 2008	965	332	—	1,297
Restructuring costs incurred in the first quarter of 2009	416	439	41	896
Cash payments	(1,230)	(44)	—	(1,274)
Non-cash charges	—	—	(41)	(41)

Restructuring obligations, March 31, 2009	$151	$727	$—	$878

(1)	Severance costs include those expenses related to severance pay and related employee benefit obligations.

(2)	Facilities costs include obligations under non-cancelable leases for facilities that we will no longer occupy, as well as penalties associated with early terminations of leases and disposal of fixed assets. No sublease income has been included because subleasing is not permitted under the terms of our lease.

(3)	As part of the restructuring costs included in the table above, the Company wrote-off fixed assets related to the facilities that it will no longer occupy. This is a non-cash charge.

Note 7. Subsequent Event

In April 2009, we announced the signing of our Asset Purchase Agreement with Consona Corporation (Consona) to sell our Enterprise Business to Consona. Pursuant to the terms of the Purchase Agreement, Consona has agreed to acquire certain assets and assume certain liabilities related to the Enterprise Business as set forth in the Asset Purchase Agreement. The Company will be paid a $20 million cash payment subject to certain adjustments upon the closing of the sale of the Enterprise Business. The Asset Purchase Agreement must be approved by a majority of our stockholders, and may be terminated by either us or Consona Corporation if the closing of the transaction has not occurred by August 31, 2009 or upon the occurrence of certain customary events as set forth in the Asset Purchase Agreement.

In April 2009, we announced a restructuring plan designed to align our cost structure in the Consumer segment. As part of this restructuring we reduced our workforce by approximately 8% of our non-technical support agent headcount. We expect the restructuring-related costs for the second quarter of 2009 from the April employee action to be approximately $400,000. All charges related to this employee action will be recorded in the second quarter of 2009, and are expected to be paid in full during that quarter.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion of our financial condition and results of operations should be read in conjunction with our condensed consolidated financial statements and the related notes included elsewhere in this Form 10-Q and the section entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the consolidated financial statements and related noted included in our Annual Report on Form 10-K for the year ended December 31, 2008. The following discussion includes forward-looking statements. Please see “Risk Factors” in Item 1A of this Report for important information to consider when evaluating these statements.

Overview

We provide software and services designed to make technology work. We currently operate our business in two segments, the Consumer Business and the Enterprise Business.

On April 6, 2009, we announced that we signed an Asset Purchase Agreement with Consona to sell the Company’s Enterprise Business to Consona (the “Asset Sale”). Pursuant to the terms of the Asset Purchase Agreement, Consona has agreed to acquire the assets of the Enterprise Business in exchange for a $20 million cash consideration, subject to certain adjustments upon the closing of the sale of the Enterprise Business. The Asset Purchase Agreement must be approved by a majority of our stockholders, and may be terminated by either us or Consona if the closing of the transaction has not occurred by August 31, 2009 or upon the occurrence of certain customary events as set forth in the Asset Purchase Agreement.

In the fourth quarter of 2008 and the first and second quarters of 2009, we implemented certain reductions in workforce and closed certain facilities worldwide in order to reduce our ongoing cost structure. The recorded restructuring charge for the fourth quarter of 2008 was $1.9 million, of which $690,000 was related to the Enterprise segment, $670,000 was related to the Consumer segment and $525,000 was related to the Corporate segment. For the first quarter of 2009, the restructuring charge was $896,000, which was primarily related to the Enterprise segment. For the second quarter of 2009, we expect to record a restructuring charge of approximately $400,000, primarily related to the Consumer segment. For further information, see Notes 6 and 7 of our Notes to Condensed Consolidated Financial Statements.

Consumer

Our Consumer segment is a technology-enabled services business that provides consumers with assistance in resolving technology problems. We deliver our services remotely, using work-from-home agents who use technology to access customers’ desktops to deliver our services. We offer both incident-based and subscription services.

Our Consumer Business has grown substantially since its inception in 2007. The growth was driven primarily by the national rollout of our services to all North American stores of one of our retail channel partners as well as by growth of other partner relationships. We have increased the number of technical support agents to meet the increased demand for our services. Including our technical support agents, our Consumer Business now comprises more than two-thirds of our employees.

The growth experienced by our Consumer Business will require increasing investment of our senior management’s time and focus as we seek to increase revenue, diversify revenue sources, and achieve profitability in that business. Upon the closing of the proposed sale of our Enterprise Business to Consona, we will continue to pursue our Consumer Business growth strategy of providing services via retail and other channels and directly to the consumer through our website, support.com.

Our goals in the Consumer segment are to continue to grow and diversify revenue and improve gross margin. To achieve growth, our plan is to enhance our revenue streams and expand our service offerings. With respect to revenue streams, we are seeking to expand existing programs, launch additional new programs, add new partners and grow our direct support.com business. We aim to diversify revenue by developing partnerships with additional companies and growing our direct business. With respect to service offerings, we recently introduced subscription-based offerings at support.com and began offering them through channel partners in early 2009. We have also introduced new services such as online backup and data migration, and plan to continue to expand our offerings to include support for additional devices and platforms.

We aim to improve gross margin by optimizing our service delivery operations through increased automation and process improvement. We are focusing a substantial part of our research and development activities on technology that increases the efficiency and improves the effectiveness of our technical support agents. To date, these activities have been focused on our Solutions Toolkit, an integrated set of tools for delivery of premium technology services, and we have an extensive roadmap for these technologies. In addition, we have introduced significant process improvements into our service delivery operations and augmented our call center management team to drive efficiency gains and productivity increases, and we expect to continue these efforts. We also expect improved forecasting and revenue scale to enable resource optimization. To further enhance service delivery efficiency, we are exploring a number of means of optimizing labor costs.

To achieve our goal of making the Consumer Business profitable, we will seek to reduce certain costs, including aligning our infrastructure and overhead to match the smaller size of our company after the completion of the sale of the Enterprise Business. In the second quarter of 2009, we announced a restructuring plan of our headquarters staff for the Consumer Business, as described in Note 7. We also expect to review our compensation structure. Because we plan to manage the Consumer Business toward profitability while our business is in growth mode, we will consider balancing our compensation strategy in favor of more long-term equity incentive compensation rather than short-term cash incentives as well as other compensation options. Our board of directors and management will work closely with our advisers to define and implement specific compensation strategies.

We expect to continue to explore both organic and inorganic growth opportunities in our Consumer Business. In particular, we may acquire complementary companies that can contribute to the strategic, operational and financial performance of our Consumer Business. In the event that we are unable to identify suitable acquisition targets that are appropriately valued, we will evaluate other possible uses of our available cash consistent with the best interests of our stockholders.

Enterprise

Our Enterprise segment consists of our traditional business in which we license technical support software to digital service providers (telecommunications and cable companies) and corporate IT departments and IT outsourcers. We have experienced a trend of decreasing annual license revenue in this business over the last four years due to closing fewer large licensing transactions with customers. In 2009, we forecast year-over-year reductions in overall revenue for our Enterprise Business.

After careful consideration, our Board of Directors has unanimously adopted and approved the sale of the Enterprise Business and recommended to our stockholders that the Asset Purchase Agreement be approved.

Should the Asset Purchase Agreement not be approved by a majority of our stockholders, we would continue operating the Enterprise Business independently. In operating this business, we would continue to focus on maintaining segment operating profitability on a non-GAAP basis, which excludes common corporate expenses, stock-based compensation expenses, restructuring charges and amortization of intangible assets (“Segment Operating Profitability”) and introducing new products to sustain and grow revenue. In order to maintain Segment Operating Profitability, we would continue to carefully manage the costs in this business to ensure our spending is appropriate for the macroeconomic environment. If the sale of the Enterprise Business closes in the second quarter of 2009 as we expect, we would operate in only one operating segment, Consumer, in future periods.

Critical Accounting Policies and Estimates

In preparing our condensed consolidated financial statements in conformity with accounting principles generally accepted in the United States, we make assumptions, judgments and estimates that can have a significant impact on our net revenue, and operating results, as well as on the value of certain assets and liabilities on our condensed consolidated balance sheet. We base our assumptions, judgments and estimates on historical experience and various other factors that we believe to be reasonable under the circumstances. Actual results could differ materially from these estimates under different assumptions or conditions. On a regular basis we evaluate our assumptions, judgments and estimates and make changes accordingly. We believe that the assumptions, judgments and estimates involved in the accounting for revenue recognition, allowance for doubtful accounts, business combinations – purchase accounting, fair value measurements, fair value estimates, accounting for income taxes, accounting for goodwill and other intangible assets, and stock-based compensation have the greatest potential impact on our condensed consolidated financial statements, so we consider these to be our critical accounting policies. We discuss below the critical accounting estimates associated with these policies. For further information on the critical accounting policies, see Note 1 of our Notes to Condensed Consolidated Financial Statements.

Revenue Recognition

In our Consumer segment, revenue is derived primarily from fees for technology support services. These services include those that are delivered on a one-time basis (“incident-based” services) as well as those that are delivered over time (“subscription” services). We provide these services through channel partners and directly to consumers. Firms that serve as channel partners for us are generally invoiced monthly for services delivered or sold during that period. Fees from transactions directly with consumers are generally paid with a credit card at the time of delivery. For incident-based services, revenue is recognized during the period in which the services are delivered. For subscription-based services, revenue is recognized ratably over the subscription period. Our direct-to-consumer channel generally provides a five-day warranty period during which refunds may be granted. The warranty period varies across channels, and in some channels our partner bears the cost of refunds. For our direct-to-consumer sales, we recognize revenue net of refunds during each period. We also license certain of our Consumer software products to channel partners who use our software to provide services to their customers. Channel partners are charged a per-use fee for the software and revenue is recognized in the period usage occurs.

In our Enterprise segment, we recognize revenue in accordance with generally accepted accounting principles that have been prescribed for the software industry. Our revenue recognition policy is one of our critical accounting policies because revenue is a key component of our results of operations and is based on complex rules which require us to make judgments. In applying our revenue recognition policy we must determine which portions of our revenue are recognized currently and which portions must be deferred and recognized in subsequent periods. We make judgments as to whether future services are essential to the functionality of other elements of the software arrangement. We do not record revenue on sales transactions when the collection of cash is in doubt at the time of sale. Rather, revenue is recognized from these transactions as cash is collected. The determination of collectability requires significant judgment.

Allowances for Doubtful Accounts

We make judgments as to our ability to collect outstanding receivables and provide allowances for the portion of receivables when collection becomes doubtful. Provisions are made based upon a specific review of all significant outstanding invoices. For those invoices not specifically provided for, provisions are recorded at differing rates, based upon the age of the receivable. In determining these percentages, we analyze our historical collection experience and current payment trends. If the estimated data we use to calculate the allowance for doubtful accounts does not reflect the future ability to collect outstanding receivables, additional provisions for doubtful accounts may be needed and the future results of operations could be materially affected.

Business Combinations – Purchase Accounting

Under the purchase method of accounting, we allocate the purchase price of acquired companies to the tangible and intangible assets acquired and liabilities assumed based on their estimated fair values. We record the excess of purchase price over the aggregate fair values as goodwill. We engage third-party appraisal firms to assist us in determining the fair values of assets acquired and liabilities assumed. These valuations require us to make significant estimates and assumptions, especially with respect to intangible assets. We have estimated the economic lives of certain acquired assets and these live are used to calculate depreciation and amortization expenses. We have estimated the future cash flows to be derived from such assets, and these estimates are used to determine the fair value of the assets. If our estimates of the economic lives or the future cash flows change, depreciation or amortization expenses could be accelerated and the value of our intangible assets could be impaired.

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

Our Level 3 assets consist of auction-rate debt securities with various state student loan authorities and the auction-rate securities put option. Beginning in February 2008, all auctions for these securities have failed. Based on the continued failure of these auctions and the underlying maturities of the securities, we have classified auction-rate securities as long-term assets on our balance sheet. The fair value of the auction-rate securities as of March 31, 2009 was estimated by management.

Fair Value Estimates

In November, 2008, we signed a Rights Agreement with UBS concerning the disposition of its Auction-Rate Securities (ARS). The UBS agreement gives us the right to sell our ARS holdings back to UBS, at par value, beginning June 30, 2010 through July 2, 2012. Prior to June 30, 2010, UBS and we have the right to sell our ARS holdings at any time; should UBS sell the holdings, UBS must return par value to us. The rights represent a freestanding financial instrument for accounting purposes. As noted above, we elected to value this “put” option at fair value as allowed under SFAS No. 159. We recognized the value of the repurchase right as an asset with the corresponding gain recorded in earnings. Fair value was determined using a “with and without” approach, based on a discounted cash flow valuation comparing the value of the auction-rate securities with the put option and without it. We took into account the same factors as those used to value the auction-rate securities noted above. The value of the rights offer was recorded in interest income and expense, net. As of March 31, 2009, the value of the rights offer was $5.0 million, which substantially offset the realized loss recorded on the related auction-rate securities in our condensed statement of operations. In any period in which a change in value of our auction-rate securities put option does not fully offset a change in value of our auction-rate securities from UBS, or vice versa, our condensed consolidated statement of operations will be impacted.

Our action-rate securities continue to be presented as long-term investments on our balance sheet, while the value of the rights agreement is presented separately as auction-rate securities put option. At March 31, 2009, the value of the auction-rate securities and the auction-rate securities put option was 20.2% of our total assets. This ARS put option is not a traditional put option in that it is non-transferable, non-assignable, and not available for trade in any financial market.

We have made certain estimates in calculating the fair value of the ARS put option for our UBS securities, including estimates for the weighted average remaining term (WART) of the underlying securities in which actual WART from servicing reports was unavailable, the expected return, and the discount rate. In future periods, if our estimates for these assumptions change, the fair value estimate of our ARS holdings as well as the fair value estimate of our ARS put option would change, which would impact our operating results.

Accounting for Income Taxes

We are required to estimate our income taxes in each of the tax jurisdictions in which we operate. This process involves management’s estimation of our actual current tax exposures together with an assessment of temporary differences determined based on the difference between the financial statement and tax basis of certain items. These differences result in net deferred tax assets and liabilities, which are included within our condensed consolidated balance sheets. We must assess the likelihood that we will be able to recover our deferred tax assets. If recovery is not likely, we must increase our provision for taxes by recording a valuation allowance against the deferred tax assets that we estimate will not ultimately be recoverable. We currently have provided a full valuation allowance on our U.S deferred tax assets and a full or partial valuation allowance on certain foreign deferred tax assets.

Accounting for Goodwill and Other Intangible Assets

At March 31, 2009, our recorded goodwill was $12.6 million. We assess the impairment of goodwill annually or more often if events or changes in circumstances indicate that the carrying value may not be recoverable. An impairment loss would be recognized if the fair value of the reporting unit is less than the carrying value of the reporting unit’s net assets on the date of the evaluation. The estimate of cash flow is based upon, among other things, certain assumptions about expected future operating performance and an appropriate discount rate determined by our management. Our estimates of discounted cash flows may differ from actual cash flows due to, among other things, economic conditions, changes to the business model or changes in operating performance. If we made different estimates, material differences may result in write-downs of net long-lived and intangible assets, which would be reflected by charges to our operating results for any period presented. Furthermore, we evaluate cash flows at the lowest operating segment level. If the number of reporting segments increases in the future, as it has in 2008, this may make impairment more probable than it would be with fewer reporting segments.

At March 31, 2009, our intangible assets were $374,000. We assess the impairment of finite lived identifiable intangible assets whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. An impairment loss would be recognized when the sum of the future net cash flows expected to result from the use of the asset and its eventual disposition is less than its carrying amount. Such impairment loss would be measured as the difference between the carrying amount of the asset and its fair value.

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

RESULTS OF OPERATIONS

The following table sets forth the results of operations for the three months ended March 31, 2009 and 2008 expressed as a percentage of total revenue.

	Three Months Ended March 31,
	2009	2008
Revenue:
License	8%	26%
Maintenance	35	34
Services	23	34
Consumer	34	6

Total revenue	100	100

Costs and expenses:
Cost of license	1	—
Cost of maintenance	4	5
Cost of services	24	32
Cost of consumer	42	11
Amortization of intangible assets	—	—
Research and development	18	19
Sales and marketing	50	55
General and administrative	27	20

Total costs and expenses	166	142

Loss from operations	(66)	(42)
Interest income (expense) and other, net	(3)	12

Loss before income taxes	(69)	(30)
Provision for income taxes	(1)	(1)

Net loss	(70)%	(31)%

Three Months Ended March 31, 2009 and 2008

REVENUE

Our total revenue for the three months ended March 31, 2009 was $10.6 million. Our total revenue decreased in the first quarter of 2009 by $1.1 million, or 9% from the same quarter of 2008 as a result of decreases in our Enterprise segment.

	Three Months Ended March 31,		$ Change	% Change
In thousands, except percentages	2009	2008
License	$807	$2,974	$(2,167)	(73)%
Maintenance	3,668	4,002	(334)	(8)%
Services	2,443	3,949	(1,506)	(38)%
Consumer	3,614	703	2,911	414%

Total revenue	$10,532	$11,628	$(1,096)	(9)%

Consumer Segment

Revenue from our Consumer segment was $3.6 million and $0.7 million for the three months ended March 31, 2009 and 2008, respectively. Consumer revenue was comprised primarily of fees for technology support services provided through channel partners and, to a lesser extent, directly to consumers through support.com. We also license certain of our consumer software products to partners on a per-use basis. Our Consumer Business was in its early stages of revenue generation in the first quarter of 2008 and revenues in the three month period ended March 31, 2008 were significantly smaller than in the same period in 2009. The increase in consumer revenue from 2008 to 2009 was due to increased services demand from consumer partners, primarily from one customer. It is difficult to predict the timing of revenue from the Consumer segment because it is dependent on the signing of new partners and from the pilot to the full scale programs for those partners. Upon the conclusion of the sale of our Enterprise Business, we expect this customer to account for a greater percentage of total company revenue.

Enterprise Segment

Revenue from our Enterprise segment was $6.9 million and $10.9 million for the three months ended March 31, 2009 and 2008, respectively. Within this segment license revenue was $807,000, maintenance revenue was $3.7 million and services revenue was $2.4 million for the three months ended March 31, 2009. For the three months ended March 31, 2008, license revenue was $3.0 million, maintenance revenue was $4.0 million and services revenue was $3.9 million.

License revenue. License revenue is comprised of fees for perpetual and term licenses of our software. Perpetual license revenue is recognized using the residual method described in SOP 98-9 for arrangements in which licenses are sold with multiple elements. We allocate revenues on these licenses based upon the fair value of each undelivered element including undelivered maintenance, consulting and training. The determination of fair value is based upon vendor specific objective evidence (VSOE). VSOE for maintenance is based upon separate renewals of maintenance from customers. VSOE for consulting or training is based upon separate sales of these services to customers. Assuming all other revenue recognition criteria are met, the difference between the total arrangement fee and the amount deferred for each undelivered element is recognized as license revenue. The decrease in license revenue in the first quarter of 2009 compared with the same period of 2008 was due to closing fewer large licensing transactions with our traditional enterprise customers. For example, in the first quarter of 2008 we had two customers that contributed more than $500,000 in license revenue, compared to no such customers in the first quarter of 2009. We expect this pattern to continue and to result in lower license revenue in 2009 than in 2008.

Maintenance revenue. Maintenance revenue is comprised primarily of revenue from post-contract technical support services which includes software product updates. Maintenance revenue is recognized ratably over the term of the maintenance period, which is generally one year. Maintenance revenue declined slightly in the first quarter of 2009 compared with the same period of 2008 as maintenance revenue from new licenses did not exceed the reduction in revenue from customers who did not renew maintenance. We expect maintenance revenue to decline in 2009 as a result of the global macroeconomic environment, possible reductions by customers in the number of products and users under maintenance, decreasing sales of new licenses, and certain customer losses.

Services revenue. Services revenue is primarily comprised of revenue from professional services, such as consulting, training and fees for hosting services. Services revenue is generally recognized as the services are performed. Our services revenue may fluctuate from period to period depending on the overall demand for our consulting services and level of consulting activity with major customers. In the first quarter of 2009, services revenue decreased $1.5 million from the same quarter of 2008, which was due primarily to decreased services demand, particularly from one customer whose services revenue decreased to $543,000 in the first quarter of 2009 from $989,000 in the first quarter of 2008. We expect services revenue to be lower in 2009 than in 2008 primarily due to the global macroeconomic environment and decisions by customers not to pursue special projects.

International Revenue

Revenue from customers outside North America accounted for approximately 19% of our total revenue for the three months ended March 31, 2009, compared with 22% for the three months ended March 31, 2008.

COSTS AND EXPENSES

Costs of Revenue

	Three Months Ended March 31,		$ Change	% Change
In thousands, except percentages	2009	2008
Cost of license	$110	$51	$59	116%
Cost of maintenance	$420	$549	$(129)	(23)%
Cost of services	$2,569	$3,753	$(1,184)	(32)%
Cost of consumer revenue	$4,421	$1,240	$3,181	257%

Consumer Segment

Cost of Consumer. Cost of Consumer revenue consists primarily of salary and related expenses for Consumer operations personnel and technical support agents, technology and telecommunication expenses related to the delivery of services and other employee-related expenses. The increase for 2009 as compared to 2008 was due primarily to salary and related overhead expenses for our technical support agents. We increased the number of technical support agents in order to meet volume increases. We expect cost of consumer revenue to continue to increase as we add technical support agents to support higher anticipated call volumes. We are continuing to invest in our Consumer Business in 2009, including implementing improvements in efficiency in our service delivery operations.

Enterprise Segment

Cost of license. Cost of license fees consists primarily of third-party royalty fees under license arrangements for technology embedded in or resold with our products. Cost of license fees increased to $110,000 in the three months ended March 31, 2009 from $51,000 in the three months ended March 31, 2008, primarily due to the cost of licensing a new software product. Cost of license fees were less than 1% of total revenue for the three months ended March 31, 2009 and 2008.

Cost of maintenance. Cost of maintenance consists primarily of compensation costs, travel costs, and related overhead expenses for customer support personnel. Cost of maintenance decreased for the three months ended March 31, 2009 from the same period in 2008 due primarily to a decrease in salary and related employee costs as a result of a lower number of customer support personnel.

Cost of services. Cost of services consists primarily of the cost of our professional services organization such as compensation, travel, related overhead expenses for professional services personnel and costs of third parties for subcontracted consulting services. The decrease in cost of services for the first quarter of 2009 compared to the same period of 2008 was due to a decrease in salary and related employee costs as a result of a decrease in the number of professional services personnel. Restructuring expenses for the three months ended March 31, 2009 were $117,000.

Amortization of Intangible Assets

	Three Months Ended March 31,		$ Change	% Change
In thousands, except percentages	2009	2008
Amortization of intangible assets	$43	$30	$13	43%

Amortization of intangible assets was $43,000 for the three months ended March 31, 2009 and was due to the YourTechOnline.com (YTO) acquisition which was effective as of May 2, 2008. Amortization of intangible assets was $30,000 for the three months ended March 31, 2008. The amortization expense in 2008 was based on reduced carrying value of the intangible assets that we wrote down during the fourth quarter of 2007. These intangible assets were fully amortized as of September 2008.

OPERATING EXPENSES

	Three Months Ended March 31,		$ Change	% Change
In thousands, except percentages	2009	2008
Research and development	$1,926	$2,235	$(309)	(14)%
Sales and marketing	$5,200	$6,386	$(1,186)	(19)%
General and administrative	$2,831	$2,356	$475	20%

Research and development. Research and development costs are expensed as incurred. Research and development expense consists primarily of compensation costs, third-party consulting expenses and related overhead costs for research and development personnel. The decrease in research and development expense for the first quarter of 2009 compared with the same period in 2008 was primarily due to a transition from higher labor costs for research and development personnel in North America to lower labor cost personnel in Asia Pacific.

Sales and marketing. Sales and marketing expense consists primarily of compensation costs, including salaries, sales commissions and related overhead costs for sales, business development and marketing personnel; expenses for lead generation activities; and promotional expenses, including public relations, advertising and marketing events, in both the Enterprise and Consumer Businesses. The decrease in sales and marketing expense was due primarily to lower salaries and related employee costs and lower commissions associated with a reduction of personnel. Additionally, we operated with a lower level of marketing program spending and advertising in the Consumer Business in the first quarter of 2009. Restructuring expenses for the three months ended March 31, 2009 were $710,000.

General and administrative. General and administrative expense consists primarily of compensation costs and related overhead costs for administrative personnel and professional fees for legal, accounting and other professional services. The increase in general and administrative expense was primarily due to an increase in professional fees associated with the sale of our Enterprise Business during the first quarter of 2009 and an increase in salary and related expenses. We anticipate additional expenses associated with this transaction during the second quarter of 2009. Restructuring expenses for the three months ended March 31, 2009 were $69,000.

INTEREST INCOME AND OTHER, NET

	Three Months Ended March 31,		$ Change	% Change
In thousands, except percentages	2009	2008
Interest income (expenses) and other, net	$(302)	$1,449	$(1,751)	(121)%

The decrease in interest income and other was primarily due to lower average investment balances and lower interest income on our investments as we shifted more of our investments into relatively safer but lower yielding money market instruments in order to reduce our credit risk. During the first quarter of 2009, we recorded a realized loss of $218,000, net, related to a gain of $1.9 million to adjust the value of the UBS auction-rate securities to fair value and a loss of $2.1 million on the auction-rate securities put option. Additionally, we recorded a loss of $77,000 due to foreign exchange rate fluctuation.

PROVISION FOR INCOME TAXES

	Three Months Ended March 31,		$ Change	% Change
In thousands, except percentages	2009	2008
Provision for income taxes	$106	$108	$(2)	(2)%

The provisions for income taxes are comprised of estimates of current taxes due in foreign jurisdictions and payments of foreign withholding taxes. Our net provision for income taxes remained consistent between the three months ended March 31, 2009 and 2008.

LIQUIDITY AND CAPITAL RESOURCES

Total cash, cash equivalents, investments and the auction-rate securities put option at March 31, 2009 was $89.9 million. This was a $5.1 million reduction from the balance of $95.0 million at December 31, 2008.

Operating Activities

Net cash used in operating activities was $5.6 million and $3.2 million for the three months ended March 31, 2009 and 2008, respectively. Amounts included in net loss, which do not require the use of cash, primarily include the depreciation, amortization of premiums and discounts on investments, stock-based compensation expense, amortization of intangible assets, realized gain on our auction-rate securities and realized loss on our auction-rate securities put option. The sum of these items was $1.8 million and $1.2 million in the first quarter of 2009 and 2008, respectively. Included in the non-cash items for the first quarter of 2009 is a realized loss of $2.1 million on the auction-rate securities put option offset with a realized gain of $1.9 million on the ARS adjustment. Net cash used in operating activities in the first quarter of 2009 was primarily the result of the net loss of $7.4 million, adjusted by amounts that do not require the use of cash of $1.8 million, offset by a decrease in accounts receivable of $2.8 million, and a decrease in deferred revenue of $1.7 million. Net cash used in operating activities in the first quarter of 2008 was primarily the result of the net loss of $3.6 million and an increase in accounts receivable of $857,000, offset by a decrease in prepaid expenses of $736,000.

Our accounts receivable and deferred revenue balances fluctuate from period to period and are primarily dependent on (i) the timing of the closure of our license agreements, especially larger agreements concluded late in the period, (ii) the related invoicing and payment provisions under those agreements, (iii) the timing of maintenance renewals and related invoicing, and (iv) collections. The decrease in deferred maintenance revenue of $1.7 million is primarily due to a reduction in the number of customers that renewed their maintenance in the first quarter of 2009 compared with the same period in 2008. Additionally, deferred revenue had decreased due to the ongoing amortization of term-based licenses originally recorded in deferred revenue at the outset of those arrangements.

Investing Activities

Net cash provided by investing activities was $3.8 million and $33.2 million for the three months ended March 31, 2009 and 2008, respectively. Net cash provided by investing activities for the three months ended March 31, 2009 was primarily due to maturities of $6.8 million in investments offset by the purchase of $3.0 million in investments and expenditures of $19,000 for property and equipment. Net cash provided by investing activities for the three months ended March 31, 2008 was primarily due to sales and maturities of $54.9 million in investments offset by the purchases of $20.1 million in investments, expenditures of $137,000 for property and equipment and $1.4 million for acquired technology.

Financing Activities

Net cash generated by financing activities was $258,000 for the three months ended March 31, 2009 and $195,000 for the three months ended March 31, 2008. Net cash provided by financing activities for the three months ended March 31, 2009 was attributable to net proceeds from the purchase of 74,041 shares of common stock under the employee stock purchase plan and the exercise of 142,889 stock options. Net cash provided by financing activities for the three months ended March 31, 2008 was attributable to net proceeds from the purchase of 64,181 common shares under the employee stock purchase plan.

Working Capital and Capital Expenditure Requirements

At March 31, 2009, we had stockholders’ equity of $100.0 million and working capital of $62.9 million. Included as a reduction to working capital is deferred revenue of $7.6 million, which will not require cash to settle, but will be recognized as revenue in the future. We believe that our existing cash balances will be sufficient to meet our working capital requirements, as well as our planned capital expenditures for at least the next 12 months.

As noted above, we plan to make substantial investments in our Consumer Business during 2009. We believe these investments and others are essential to create sustainable growth in our business in the future. Because these investments will likely precede any associated revenues, we expect our working capital to decrease in the near term. We also expect to continue to explore both organic and inorganic growth opportunities in our Consumer Business. In particular, we may acquire complementary companies that can contribute to the strategic, operational and financial performance of our Consumer Business. In the event that we are unable to identify suitable acquisition targets that are appropriately valued, we will evaluate other possible uses of our available cash reserves consistent with the best interests of our stockholders.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

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

The primary objective of our investment activities is to preserve principal while at the same time maximizing the income we receive from our investments without significantly increasing risk. To achieve this objective, we have invested our excess cash in a variety of securities, including government debt securities, auction-rate securities, corporate notes and bonds, commercial paper and money market funds meeting certain criteria. These securities are classified as available-for-sale, except for our UBS ARS holdings, which are classified as trading, as described below. Consequently, our available-for-sale securities are recorded on the balance sheet at fair value with unrealized gains or losses reported as a separate component of accumulated other comprehensive income (loss). Our holdings of the securities of any one issuer, except government agencies, do not exceed 10% of our portfolio. We do not utilize derivative financial instruments to manage our interest rate risks.

At March 31, 2009 and December 31, 2008 we had investments in AAA-rated auction-rate debt securities with various state student loan authorities with estimated fair values aggregating $18.2 million and $15.8 million, respectively. The student loans made by these authorities are substantially guaranteed by the federal government through the Federal Family Education Loan Program (FFELP). Auction-rate securities are long-term floating rate bonds tied to short-term interest rates. After the initial issuance of the securities, the interest rate on the securities is reset periodically, at intervals established at the time of issuance (e.g., every seven days, twenty-eight days, thirty-five days, or every six months), based on market demand, if the auctions are successful. Auction-rate securities are bought and sold in the marketplace through a competitive bidding process often referred to as a “Dutch auction.” If there is insufficient interest in the securities at the time of an auction, the auction may not be completed and the auction-rate security then pays a default interest rate. Following such a failed auction, we cannot access our funds that are invested in the corresponding auction-rate securities until a future auction of these investments is successful, new buyers express interest in purchasing these securities in between reset dates, issuers establish a different form of financing to replace these securities, or final payments become due according to contractual maturities. Commencing in February 2008, illiquidity conditions in the global credit markets resulted in failed auctions for all of our auction-rate securities held. In the near term, our ability to liquidate our investments or fully recover the carrying values may be limited or not exist.

In August 2008, UBS, the broker-dealer for 85% of our auction-rate securities, announced a settlement under which it has offered to provide liquidity solutions for, or purchase, the auction-rate securities held by its institutional clients. In October 2008, UBS extended an offer of rights to us to sell our eligible auction-rate securities at par value back to UBS during the time period from June 30, 2010 through July 2, 2012. All of the auction-rate securities we hold with UBS qualify as “eligible” for purposes of the rights offer. Under the offer, UBS will have sole discretion without prior notice to the Company, to sell our eligible securities and return par value to the Company up through July 2, 2012. In November 2008, we elected to accept the offer of rights from UBS that gives us the option to sell UBS a total of $20.9 million at par value at any time beginning June 30, 2010 through July 2, 2012. Upon acceptance of the UBS rights offer, we elected to value the ARS put option at fair value as allowed under SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities.” See Footnote 1 for further information. Given the unprecedented failure of the entire auction-rate securities market and the various legal settlements taking place to return principal to investors, including the UBS rights offer, we have elected a one-time transfer of our UBS auction-rate securities from available-for-sale to trading securities in accordance with FASB Statement No. 115, “Accounting for Certain Investments in Debt and Equity Securities” (SFAS 115). The transfer to trading securities reflects management’s intent to exercise its ARS put option during the period June 30, 2010 to July 3, 2012. During the quarter ended March 31, 2009, we recorded a gain of $1.9 million to adjust the value of the UBS auction-rate securities to fair value and a loss of $2.1 million on auction-rate securities put option for a net realized loss of $218,000 in interest income and other, net, in our condensed consolidated statement of operation. Further changes in the value of the UBS auction-rate securities will also be recorded on our condensed consolidated statement of operations in this manner.

The fair value of our auction-rate securities at March 31, 2009 reflects an unrealized loss of $1.0 million, entirely related to securities classified as available-for-sale.

Fair value for all auction-rate securities, including both the UBS securities classified as trading securities and the other auction-rate securities classified as available-for-sale, was based on a discounted cash flow valuation that takes into account a number of factors including the weighted average remaining term (WART) of the underlying securities, the expected return, and the discount rate. The actual WART from servicing reports was used where available. For securities where the actual WART was not available an estimate based on other securities held was used. The expected return was calculated based on the last twelve months average for the 91 day T-bill plus a spread. This rate is the typical default rate for auction-rate securities held by us. The discount rate was calculated using the 3-month LIBOR rate plus adjustments for the security type and the current lack of liquidity. Changes in any of the above estimates, especially the weighted average remaining term or the discount rate, could result in a material change to the fair value. At March 31, 2009, all auction-rate securities were classified as Level 3 assets in accordance with the Statement of Financial Accounting Standards (SFAS) No. 157, “Fair Value Measurements” hierarchy. Presently we have determined the decline in value for the available-for-sale auction-rate securities to be temporary because i) we have the intent and ability to hold these securities in the near term in order to recoup their par values; ii) through March 31, 2009 all of the securities have maintained their AAA credit ratings; and iii) loans made by the issuers are backed by the federal government.

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

Impact of Foreign Currency Rate Changes

The functional currencies of our international operating subsidiaries are the local currencies. We translate the assets and liabilities of our foreign subsidiaries at the exchange rates in effect on the balance sheet date. We translate their cost–plus income and expenses at the average rates of exchange in effect during the period. We include translation gains and losses in the stockholders’ equity section of our balance sheet. We include net gains and losses resulting from foreign exchange transactions in interest income and other in our statements of operations. Since we translate foreign currencies (primarily Canadian dollars, British pounds, European Union euros and Indian rupees) into U.S. dollars for financial reporting purposes, currency fluctuations can have an impact on our financial results. We have both revenues and expenses that are denominated in foreign currencies. Historically, foreign currency expenses have been larger than foreign currency revenues. A weaker U.S. dollar environment would generally have a negative impact on our statement of operations, while a stronger U.S. dollar environment would have a positive impact on our statement of operations. The historical impact of currency fluctuations has generally been immaterial. Although the impact of currency fluctuations on our financial results has generally been immaterial, there can be no guarantee that the impact of currency fluctuations will not be material in the future. As of March 31, 2009 we did not engage in foreign currency hedging activities.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended March 31, 2009 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

•	Our expectations regarding the completion of the sale of our Enterprise Business and the costs and other effects of the Enterprise sale and other acquisition and disposition transactions;

•	Our expectations and beliefs regarding future conduct and growth of our business;

•	Our beliefs regarding the impact of global economic instability on our business;

•	Our expectations regarding channel partners and the anticipated timing and magnitude of revenue from these partners;

•	Our expectations regarding our ability to deliver premium technology services efficiently;

•	Our assessments and expectations surrounding revenue levels and segment operating results of our Enterprise and Consumer Businesses;

•	Our ability to hire, train and retain technical support agents;

•	Our beliefs and expectations regarding the introduction of new products and related services and features;

•	Our expectations regarding cash flows and expenses, including sales and marketing, research and development efforts, and administrative expenses;

•	Our assessment of seasonality, mix of revenue, and other trends for our business;

•	Our assessments and beliefs regarding the future outcome of pending legal proceedings and the liability, if any, that we may incur as a result of those proceedings;

•

The assumptions underlying our Critical Accounting Policies and Estimates, including our assumptions regarding revenue recognition; assumptions used to estimate the fair value of share-based compensation; assumptions regarding the impairment of goodwill and intangible assets; and expected accounting for income taxes;

•	The expected effects of the adoption of new accounting standards; and

•	Our expectations regarding the sale of our Enterprise Business to Consona.

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

RISK FACTORS RELATING TO THE SALE OF OUR ENTERPRISE BUSINESS

If we fail to complete the sale of the Enterprise Business, our business may be harmed.

We cannot provide any assurance that the sale of our Enterprise Business will be completed. The completion of the sale of the Enterprise Business is subject to the satisfaction of a number of conditions, including, among others, the requirement that we obtain stockholder approval of the sale of the Enterprise Business. In addition, Consona may terminate the Asset Purchase Agreement if we do not cure breaches, if any, of a material provision of the Asset Purchase Agreement within 20 days of notice of such breach. We cannot guarantee that we will be able to meet all of the closing conditions of the Asset Purchase Agreement. If we are unable to meet all of the closing conditions, Consona is not obligated to purchase the Enterprise Business. We also cannot be sure that other circumstances, for example, a Material Adverse Effect (as defined in the Asset Purchase Agreement), will not arise that would allow Consona to terminate the Asset Purchase Agreement prior to closing. If the sale of the Enterprise Business is not approved or does not close, our board of directors will be forced to evaluate other alternatives, which may be less favorable to us than the proposed sale of the Enterprise Business.

As a result of our announcement of the sale of our Enterprise Business, third parties may be unwilling to enter into material agreements with respect to our Enterprise Business. New or existing customers and business partners may prefer to enter into agreements with our competitors who have not expressed an intention to sell their business because customers and business partners may perceive that such new relationships are likely to be more stable. Employees working in the Enterprise Business may become concerned about the future of the business and lose focus or seek other employment. If we fail to complete the sale of the Enterprise Business, the failure to maintain existing business relationships or enter into new ones could adversely affect our business, results of operations and financial condition. In addition, if we fail to complete the proposed sale of the Enterprise Business, we will retain and continue to operate the Enterprise Business. The resultant potential for loss or disaffection of employees or Enterprise Business customers could have a material, negative impact on the value of our Enterprise Business.

In addition, if the sale of the Enterprise Business is not consummated, our directors, executive officers and other employees will have expended extensive time and effort and will have experienced significant distractions from their work during the pendency of the transaction and we will have incurred significant third party transaction costs, in each case, without any commensurate benefit, which may have a material and adverse effect on our stock price and results of operations.

Our stockholders are not guaranteed any of the proceeds from the sale of the Enterprise Business.

The purchase price for the assets of the Enterprise Business will be paid directly to our company. Management could spend or invest the net proceeds from the sale of the Enterprise Business in ways with which our stockholders may not agree, including acquisitions. The investment of these proceeds may not yield a favorable return.

The Asset Purchase Agreement may expose us to contingent liabilities.

Under the Asset Purchase Agreement, we agreed to indemnify Consona for breaches or violations of any representation, warranty, covenant or agreement made by us in the Asset Purchase Agreement, for pre-closing and other liabilities related to the Enterprise Business, and for other matters, subject to certain limitations. Significant indemnification claims by Consona could have a material adverse effect on our financial condition. We will generally not be obligated to indemnify Consona for any breach of the representations and warranties made by us under the Asset Purchase Agreement until the aggregate amount of claims for indemnification for such breach exceeds $200,000 (except in the event of a breach of the sufficiency of purchased assets representation, in which case we will not be obligated to indemnify Consona for any breach of such representation until the aggregate amount of such claims exceeds $50,000, but we are then obligated to indemnify Consona for the full amount of such losses). In the event that claims for indemnification for breach of the representations and warranties made by us under the Asset Purchase Agreement exceed the stated threshold, we may be obligated to indemnify Consona for any damages or loss resulting from such breach in an amount not to exceed $2,000,000. Claims for indemnification for breach of any covenant, agreement or other matter made by us in the Asset Purchase Agreement, including claims for excluded liabilities, or claims for fraud or intentional misrepresentation, are not subject to the limits described above.

SPECIAL RISK CONSIDERATIONS REGARDING THE REMAINING CONSUMER BUSINESS ASSUMING THE ENTERPRISE BUSINESS IS SOLD

Our Enterprise Business has historically generated a substantial portion of our revenue. After its sale we will be a much smaller company, and in order to succeed as a smaller company after the sale, we will need to achieve profitability of our Consumer Business.

We have entered into an agreement to sell our entire Enterprise Business which has historically been the source of a substantial portion of our revenue. For the fiscal year ended December 31, 2008, our Enterprise Business segment accounted for $42.1 million of our total revenues of $48.9 million while our Consumer Business segment accounted for only $6.8 million of our total revenues. We intend to invest a portion of the net proceeds of the sale of the Enterprise Business to grow our Consumer Business. There is no guarantee that we will be able to achieve sustained growth or profitability in our Consumer Business or in new business opportunities we may pursue.

Our Consumer Business is generating losses, has a limited operating history and is based on a relatively new business model.

Our Consumer Business is a technology-enabled services business that was launched in 2007 to provide consumers with assistance in resolving technology problems. Prior to January 2008, we operated our business in only one segment, the Enterprise Business segment. We are executing a plan to extend our Consumer Business by providing premium technology services to consumers both through channel partners and directly. We may not be able to continue to offer these services successfully. We have limited experience in reaching or serving consumers and in managing technical support agents. All of our North American technical support agents are now home-based, which requires a high degree of coordination and quality control of employees working from diverse and remote locations. We are currently experiencing losses in our Consumer Business and we expect to continue to use significant cash and incur increased operating expenses to support this initiative, including costs associated with recruiting, training and managing our technical support agents, costs to develop and acquire technology and infrastructure to support our Consumer Business, promotional costs associated with reaching consumers, and costs of obtaining personnel with the necessary consumer expertise. These investments, which typically are made in advance of revenue, may not yield increased revenue to offset these expenses. As a result of these factors, the future revenue and income potential of our Consumer Business is uncertain. Any evaluation of our Consumer Business and our prospects must be considered in light of these factors and the risks and uncertainties often encountered by companies in our early stage of development. Some of these risks and uncertainties relate to our ability to do the following:

•	maintain our current relationships, and develop new relationships, with customers, channel partners and employees;

•	continue to grow our revenue and meet anticipated growth targets;

•	manage our expanding operations and implement and improve our operational, financial and management controls;

•	adapt to industry consolidation;

•	successfully introduce new, and upgrade our existing, products and services for consumers;

•	respond to government regulations relating to our Consumer Business;

•	respond effectively to competition; and

•	attract and retain qualified management and employees.

If we are unable to address these risks, our business, results of operations and prospects could suffer.

We will be a very small public company with a large cash balance

Once the sale of the Enterprise Business is completed, we will remain a publicly traded company and will continue to be subject to SEC and Nasdaq rules and regulations, including the Sarbanes-Oxley Act of 2002. While all public companies face the costs and burdens associated with being publicly traded, given the size of our consumer-focused company, the costs and burden of being a public company will be a significant portion of our annual revenues. In addition, given our size and the fact that the sole focus of our business will be our Consumer Business, our management will have an even greater expectation from stockholders and industry analysts to produce improved quarterly financial results for our Consumer Business as compared to the periods prior to the sale of the Enterprise Business when the diversity of our revenue streams could would enable one of our segments to offset weakness in the other segment. After giving effect to the sale of the Enterprise Business, on a pro forma basis, we would have had approximately $104.9 million in cash, cash equivalents and investments as of March 31, 2009. In the past our market capitalization has been lower than our cash balance. If these dynamics continue, we may be a take-over target in the future. This might cause distractions for our management and our board of directors and might otherwise prevent us from executing on our strategy for the Consumer Business to build long term stockholder value.

We may make acquisitions in the Consumer Business that may not prove successful.

We may not be able to identify suitable acquisition candidates at prices we consider appropriate. If we do identify an appropriate acquisition candidate, we may not be able to successfully and satisfactorily negotiate the terms of the acquisition. Our management may not be able to effectively implement our acquisition program and internal growth strategy simultaneously. The integration of acquisitions involves a number of risks and presents financial, managerial and operational challenges. We may have difficulty, and may incur unanticipated expenses related to, integrating management and personnel from these acquired entities with our management and personnel. Our failure to identify, consummate or integrate suitable acquisitions could adversely affect our Consumer Business. We cannot readily predict the timing, size or success of our future acquisitions. Failure to successfully integrate recent acquisitions or future acquisitions could have a material adverse effect on our business, prospects, financial condition and results of operations.

Economic or market factors could cause a decline in consumer spending for technology services, adversely affecting our financial results.

Our revenue and profitability depend on the overall demand for our services. Delays or reductions in demand for our services by consumers could materially adversely affect our financial results. If the markets for computers and electronic products and demand for our Consumer Business products and services continue to decline, our business, results of operations or financial condition could be materially adversely affected.

RISK FACTORS RELATING TO THE COMPANY GENERALLY

We have not been profitable and may not achieve profitability in future periods.

We were not profitable in 2008 or in the first quarter of 2009, and as of March 31, 2009, we had an accumulated deficit of $117.1 million. In addition, we intend to make significant investments in support of our business in 2009 and we expect to continue to sustain losses in 2009 and possibly subsequent periods. If we fail to achieve revenue growth as a result of these additional investments or if such revenue growth does not result in our achieving profitability, the market price of our common stock will likely decline further. A sustained period of losses would also result in an increased usage of cash to fund our operating activities and a corresponding reduction in our cash balance.

Because a small number of customers and channel partners have historically accounted for and may in future periods account for substantial portions of our revenue, delays of specific programs or losses of certain customers could decrease our revenue.

A small number of customers and channel partners have historically accounted for, and may in future periods account for, substantial portions of our revenue. For the first quarter of 2009, one company, Customer A, accounted for 31% of total revenue. For the year ended December 31, 2008, two companies, Customer A and Customer C accounted for 11% and 13% of our total revenue, respectively. In 2009, we are likely to continue to derive a significant portion of our revenue from transactions with a limited number of customers and channel partners. Therefore, our revenue could decline because of the loss of a single customer or delay of a significant program by a consumer partner. Additionally, we may not obtain new customers. The failure to obtain significant new customers or alliances, the loss or delay of significant customer orders, the failure to establish and grow additional channel partners and the failure to receive fees for products or services delivered would harm our operating results.

Our quarterly results have in the past, and may in the future, fluctuate significantly.

Our quarterly revenue and operating results have in the past and may in the future fluctuate from quarter to quarter. As a result, we believe that quarter-to-quarter and year-to-year comparisons of our revenue and operating results may not be accurate indicators of future performance.

Several factors that have contributed or may in the future contribute to fluctuations in our operating results include:

•	Demand for our software and services;

•	Instability in the global macroeconomic climate and its effect on our, our customers’ and our channel partners’ operations;

•	The performance of our channel partners for our Consumer services, including retailers;

•	Our reliance on a small number of customers and channel partners for a substantial portion of our revenue;

•	Developments related to our plans to sell our Enterprise Business to Consona;

•	Size and timing of customer orders and our ability to recognize revenue in a given quarter;

•	The rate of expansion of our Consumer offerings and our investments therein;

•	Our ability to increase the efficiency and capacity of our technical support agents;

•	Our ability to achieve Segment Operating Profitability in our Enterprise segment;

•	The price and mix of products and services we or our competitors offer;

•	The mix of products and services that generate up-front revenue as opposed to revenue over a period of time;

•	Our ability to attract and retain customers;

•	Our ability to adapt to our customers’ needs in a market space defined by frequent technological change;

•	The amount and timing of operating costs and capital expenditures in our business;

•	Seasonal trends resulting from corporate spending patterns;

•	The exercise of judgment by our management in making accounting decisions in accordance with our accounting policies;

•	Potential losses on investments, foreign exchange exposures on contracts, or other losses from financial instruments we may hold that are exposed to market risk; and

•	The sale of our Enterprise Business to Consona.

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

Our Consumer offerings require us to establish and maintain relationships with third parties, including retailers such as Office Depot, who market and sell our premium technology services. Failure to establish or maintain third-party relationships in our Consumer Business, particularly with firms that sell our services, on acceptable terms or at all, could materially and adversely affect the success of our business. We sell to numerous consumers through each of these channel partners, and therefore a delay in the launch or rollout of our Consumer services program with even one of these channel partners could cause us to miss revenue targets. The process of establishing a relationship with a channel partner can be complex and time consuming, and we must pass multiple levels of review and test marketing in order to be selected. If we are unable to establish a sufficient number of new channel partners on a timely basis our sales will suffer. There is also the risk that, once established, our programs with these channel partners may take longer than we expect to produce revenue or may not produce revenue at all. One or more of our key channel partners may also discontinue selling our services, offer them only on a limited basis or devote insufficient time and attention to promoting them to their customers. If any of these key channel partners merge with a competitor, particularly one that offers a service competitive with ours, all of these risks could be exacerbated. Each of these risks could reduce our sales and significantly harm our operating results. These risks will become more acute if we sell our Enterprise Business and focus solely on our Consumer Business.

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

From time to time, we provide guidance related to our future financial performance. In addition, financial analysts publish their own expectations of our future financial performance. Because our quarterly revenue and our operating results fluctuate, future financial performance is difficult to predict. In the past, we have failed to meet our guidance. In addition, we have at times limited the guidance we provide to the market due to the difficulty of predicting revenue given economic uncertainty. It is possible that financial analysts’ estimates of our performance or market perception of our value, and therefore our stock price, could be adversely affected by the limited availability of forward-looking information regarding our business. Future downward adjustments of our guidance or the failure to meet our guidance or the expectations of research analysts would likely cause the market price of our common stock to decline.

Our guidance is based in part upon the expectation of sales of services offerings in our Consumer Business, with which we have a limited history. A significant portion of our Consumer Business is dependent upon third-party alliances, including an alliance with Office Depot. We sell to numerous consumers through these channel partners, and these programs often require a significant initial investment of resources, strategic focus, and time before generating revenue. Accordingly, the timing of the rollout of our services by each channel partner, and therefore the timing of our revenue associated with that channel partner, is difficult to predict. Delay in the launch or rollout of our support services program in even one of these alliances, in particular Office Depot, could cause us to miss revenue targets, particularly in the near term, since we depend on only a few alliances for most of our Consumer revenue. This risk will become more acute if we complete the sale of our Enterprise Business. In addition, in the event we fail to achieve projected revenue levels in any quarter, we will be unable to reduce our expenses for that quarter in a corresponding fashion, and our results will not meet our guidance or the expectations of securities analysts or investors, which would likely cause the market price of our common stock to decline.

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

Finally, the market prices of software companies have been extremely volatile. Stock prices of many software companies have often fluctuated in a manner unrelated or disproportionate to the operating performance of such companies. In the past, following periods of market volatility, stockholders have often instituted securities class action litigation relating to the stock trading and price volatility of the software company in question, including the litigation that SupportSoft is a party to referred to under Item 3-Legal Proceedings. Any securities litigation we are involved in could result in our incurring substantial defense costs and diverting resources and the attention of management from our business.

If we fail to hire, train and manage our Consumer technical support agents efficiently and in a manner that provides an adequate level of support for our customers, our reputation and revenues could be harmed.

Our plans for our Consumer Business depend in part on our ability to attract, manage and retain our consumer technical support agents in North America in order to satisfy the demand for our Consumer services. We may be unable to hire, train and manage adequate numbers of competent technical support agents, which is essential in creating a favorable interactive customer experience, including reducing customer wait times, reducing the time it takes our technical support agents to deliver our services, and meeting customer demand for our services at peak time. We have limited experience in hiring, training, and managing these technical support agents. Although our service delivery and communications infrastructure enables us to monitor and manage these technical support agents remotely, because they are home-based and geographically dispersed, it is more difficult to directly supervise their work. Any problems we encounter hiring or retaining technical support agents could seriously jeopardize our service delivery operations and our Consumer revenue.

From time to time, we may enter into relationships with outsourcers to provide technical support services to customers located outside North America and to provide on-site services for certain North American customers. We may be less able to manage the quality of services provided by outsourced technical support agents or third-party onsite service providers as directly as we would our own employees. In addition, outsourced services may be more costly. We also face the risk that disruptions or delays in outsourcers’ communications and information technology infrastructure could cause lengthy interruptions in the availability of our services. Any of these risks could harm our operating results.

We may engage in investments, dispositions, acquisitions or other strategic transactions that could reduce our cash balance, divert management attention and prove difficult to integrate with our business.

We may engage in acquisitions or divestitures of certain assets, businesses, products or technologies, or in other strategic initiatives. For example, in 2008 we completed the acquisition of YourTechOnline.com and in April 2009 we signed an Asset Purchase Agreement with Consona to sell our Enterprise Business to Consona. Acquisitions, divestitures and other strategic transactions are inherently risky. Certain transactions (including the sale of our Enterprise Business) may be subject to stockholder approval and other closing conditions, which may not be satisfied, and transactions may not be completed, even after public announcement. Acquisitions may require further use of our cash resources, the issuance of equity or debt securities, or the incurrence of other forms of debt, any of which could harm our financial condition, results of operations, or our interest expense and leverage. If we issue equity securities, current stockholders’ percentage ownership and earnings per share may be diluted. The process of transitioning employees, businesses, technologies, services or products may result in unforeseen operating difficulties and expenditures. Dispositions could significantly alter the revenue, costs and nature of our business. Acquisitions and divestitures could involve a number of other potential risks to our business, including the following, any of which could harm our business results:

•	Unanticipated costs and liabilities and unforeseen accounting charges or fluctuations;

•	Delays and difficulties in delivery of products and services;

•	Failure to effectively integrate or separate management information systems, personnel, research and development, marketing, sales and support operations;

•	Loss of key employees;

•	Economic dilution to gross and operating profit;

•	Diversion of management’s attention from other business concerns and disruption of our ongoing business;

•	Difficulty in maintaining controls and procedures;

•	Uncertainty on the part of our existing customers about our ability to operate after a transaction;

•	Loss of customers;

•	Loss of alliances;

•	Declines in revenue and increases in losses following divestitures;

•	Reduction of cash reserves;

•	Failure to realize the potential financial or strategic benefits of the acquisition or divestiture; and

•	Failure to successfully further develop the combined or remaining technology, resulting in the impairment of amounts recorded as goodwill or other intangible assets.

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

Historically, we have derived, and expect to continue to derive, a significant portion of our total revenue from existing Enterprise customers who purchase additional products and services and renew maintenance contracts. Our customers may not renew maintenance contracts, they may renew on less favorable terms or at a reduced level of support, or they may not purchase additional products and services. Also, instability in the current macroeconomic climate may cause certain customers to spend less on services or on maintenance renewals. These trends have adversely affected our Enterprise revenue in recent quarters. In addition, as we introduce new products, our current customers may not require or desire the functionality of our new products and may not ultimately purchase these products. Fewer new license customers or renewals in one period may lead to a decrease in the amount of maintenance revenue in subsequent periods. If our customers do not renew maintenance contracts or do not purchase additional products and services, our revenue would decline and our operating results would suffer.

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

So long as we retain ownership of the Enterprise Business, one of our goals for 2009 is to deliver Segment Operating Profitability in our Enterprise segment. Our ability to do so is heavily dependent on our ability to manage costs, including costs of professional services, licenses and maintenance. Our ability to maintain Segment Operating Profitability will also be hampered to the extent that our Enterprise revenue decreases, including due to macroeconomic factors. The cost of delivering our professional services is expensive and if unanticipated factors in a project are encountered, we may be subject to monetary and other significant penalties, and the operating results from our Enterprise Business would suffer. While substantially smaller than the cost of professional services, our costs of license and costs of maintenance nevertheless represent an important portion of the Enterprise segment’s costs. If we do not manage these costs in line with our revenue, the Enterprise segment’s operating performance would deteriorate. In addition, if we are unable to manage costs in our Enterprise segment for research and development or sales and marketing, our Enterprise segment may not be able to sustain Segment Operating Profitability.

If our revenue from our international operations does not exceed the expense of establishing and maintaining international operations, our business would suffer.

For the three months ended March 31, 2009 and 2008, international revenue was 19% and 22% of our total revenue, respectively. We may not be able to compete effectively in international markets or effectively manage our operations in various countries, including our relatively new Consumer operations. We must make significant investments ahead of revenue in order to launch new programs, and these costs may be higher outside North America. If we do not generate enough revenue from international operations to offset the expense of these operations in either segment, our operating results would suffer. Risks we face in conducting business internationally include:

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

We have historically invested our portfolio in government debt securities, municipal debt securities with an auction reset feature (“auction-rate securities”), corporate notes and bonds, commercial paper and money market funds meeting certain criteria. At March 31, 2009, we had $66.7 million in cash and cash equivalents and $18.2 million in auction-rate security investments. Certain of these investments are subject to general credit, liquidity, market and interest rate risks, which may be exacerbated by the global macroeconomic downturn that, among other things, has caused credit and liquidity issues.

Commencing in February 2008, illiquidity conditions in the global credit markets resulted in failed auctions for all of our auction-rate securities held. In the near term, our ability to liquidate our investments or fully recover the carrying values may be limited or not exist. In addition, adverse market events could cause us to lose part or all of our investment in our portfolio. The market risks associated with our investment portfolio may have a negative adverse effect on our results of operations, liquidity and financial condition. Financing arrangements that are available to us include the right to a loan from UBS at no net cost for up to the amount of the par value of our eligible auction-rate securities. This loan option is part of the rights offer we signed with UBS in November, 2008, and is available until June 30, 2010. As of March 31, 2009, we had not exercised our right to obtain this loan.

We may realize losses on our investments in auction-rate securities or be unable to liquidate these investments at desired times in desired amounts.

At March 31, 2009, we had $18.2 million, carrying value, of auction-rate securities (ARS). Historically, our ARS were highly liquid, and used a Dutch auction process that resets the applicable interest rate at predetermined intervals, typically every 28 to 35 days, to provide liquidity at par. However, as a result of disruption in the global credit and capital markets, the auctions for all of our ARS failed beginning in February 2008 when sell orders exceeded buy orders. Accordingly, we were unable to sell any of our ARS. Of the $24.5 million, par value, of ARS as of March 31, 2009, approximately $20.9 million is held by UBS AG (UBS) and have been classified as trading securities because of the ARS put option described below. Accordingly, during the first quarter of 2009 we recorded a realized loss of $218,000, net, related to a gain of $1.9 million to adjust the value of the UBS ARS to fair value and a loss of $2.1 million on the ARS put option.

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

Under applicable accounting rules we must re-value our ARS and ARS put option for UBS each reporting period. This means that changes in their value will be recorded as interest income (expense) and other, net, in our condensed consolidated statement of operations. In any period in which a change in value of our auction-rate securities put option may be offset, at least in part, by a corresponding change in the value of our ARS, or vice versa, our condensed consolidated statement of operations will be impacted.

The remaining ARS was issued by another investment advisor who has not made an offer similar to UBS. Accordingly, we have continued to classify the ARS issued by this adviser as available-for-sale securities. Changes in their market value during the first quarter of 2009, have been recorded through other comprehensive income as a $1.0 million loss. If market conditions deteriorate further, we may be required to record additional unrealized losses in other comprehensive income or as impairment charges. We will not be able to liquidate these investments unless the issuer calls the security, a successful auction occurs, a buyer is found outside of the auction process, or the security matures.

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

We compete in markets that are highly competitive, subject to rapid change and significantly affected by new product introductions and other market activities of industry participants. The markets for our products and services are still rapidly evolving, and we may not be able to compete successfully against current and potential competitors. Our ability to expand our business will depend on our ability to maintain our technological advantage, introduce timely enhanced products and services offerings to meet growing support needs, deliver on-going value to our customers and partners, and scale our business. Our potential competitors may have longer operating histories, significantly greater financial, technical and other resources, stronger strategic alliances or greater name recognition than we have. Competition in our markets could reduce our market share or require us to reduce the price of products and services, which could harm our business, financial condition and operating results.

In our Consumer Business, we compete with electronics retailers that offer premium technology services, digital service provides, anti-virus providers, PC manufacturers, warranty providers, companies that offer online technology support and local computer repair shops. Certain of these competitors have longer operating histories, significantly greater financial, technical and other resources, and greater access to large numbers of consumers, stronger strategic alliances or greater brand recognition than we have.

In our Enterprise Business, we compete with a number of companies in the market for support automation software. In addition, our customers and potential customers have developed or may develop similar offerings internally.

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

We intend to continue to license technologies from third parties, including applications used in our research and development activities, which are integrated into our products and services. Our use of technologies licensed from third parties poses certain risks. Some of the third-party technologies we license may be provided under “open source” licenses, which may have terms that require us to make generally available our modifications or derivative works based on such open source code. Our inability to obtain or integrate third-party technologies with our own products could delay product and service development until equivalent compatible technology can be identified, licensed and integrated. These third-party technologies may not continue to be available to us on commercially reasonable terms or at all. We may fail to successfully integrate any licensed technology into our products or services, which would harm our business and operating results. Third-party licenses also expose us to increased risks that include:

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

Certain of our customers use credit cards to pay for our Consumer technology support offerings. We may suffer losses as a result of orders placed with fraudulent credit cards or other payment data. Our failure to detect or control payment fraud could have an adverse effect on our results of operations. We are also subject to payment card industry association operating standards and requirements, as in effect from time to time. Compliance with those standards requires us to invest in network and systems infrastructure and processes. Failure to comply with these rules or requirements may subject us to fines, potential contractual liabilities, and other costs, resulting in harm to our business and results of operations.

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

May 8, 2009	SUPPORTSOFT, INC.

	By:	/s/ Shelly Schaffer
Shelly Schaffer Chief Financial Officer and Senior Vice President of Finance and Administration

EXHIBIT INDEX TO SUPPORTSOFT, INC.

QUARTERLY REPORT ON FORM 10-Q

FOR THE QUARTER ENDED MARCH 31, 2009

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