Form 10-Q
period 2009-06-30
Support.com, Inc.
filed 2009-08-10
CIK 1104855

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2009

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

FORMER NAME: SUPPORTSOFT, INC.

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

On July 31, 2009, 46,554,621 shares of the Registrant’s Common Stock, $0.0001 par value, were outstanding.

SUPPORT.COM, INC.

FORM 10-Q

QUARTERLY PERIOD ENDED JUNE 30, 2009

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

SUPPORT.COM, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands)

	June 30, 2009	December 31, 2008
	(Unaudited)	(1)
ASSETS
Current assets:
Cash and cash equivalents	$65,999	$64,306
Short-term investments	30,767	7,784
Auction-rate securities put option	3,424	—
Accounts receivable, net	2,332	2,113
Prepaid expenses and other current assets	1,408	1,128
Current assets of discontinued operations	—	8,785

Total current assets	103,930	84,116
Long-term investments	2,930	15,766
Auction-rate securities put option – long-term	—	7,148
Property and equipment, net	699	1,065
Goodwill	2,854	2,854
Intangible assets, net	334	417
Other assets	648	886
Long-term assets of discontinued operations	—	11,334

Total assets	$111,395	$123,586

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$170	$890
Accrued compensation	1,247	1,469
Other accrued liabilities	4,951	3,534
Deferred revenue	154	22
Current liabilities of discontinued operations	—	9,772

Total current liabilities	6,522	15,687
Other long-term liabilities	1,394	1,434
Long-term liabilities of discontinued operations	—	1,019

Total Liabilities	7,916	18,140

Stockholders’ equity:
Common stock	5	5
Additional paid-in capital	220,070	217,647
Accumulated other comprehensive loss	(1,774)	(2,541)
Accumulated deficit	(114,822)	(109,665)

Total stockholders’ equity	103,479	105,446

Total liabilities and stockholders’ equity	$111,395	$123,586

(1)	Derived from the December 31, 2008 audited Consolidated Financial Statements included in the Annual Report on Form 10-K, as filed with the Securities and Exchange Commission (“SEC”) on March 11, 2009.

See accompanying notes.

SUPPORT.COM, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share amounts)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
Revenue	$3,433	$891	$7,047	$1,593

Costs and expenses:
Cost of revenue	4,280	1,858	8,650	3,100
Amortization of intangible assets	42	28	84	28
Research and development	1,342	1,392	2,748	2,872
Sales and marketing	2,273	2,492	4,620	5,448
General and administrative	2,980	3,654	6,578	6,953

Total costs and expenses	10,917	9,424	22,680	18,401

Loss from operations	(7,484)	(8,533)	(15,633)	(16,808)
Interest income and other, net	422	721	121	2,170

Loss from continuing operations, before income taxes	(7,062)	(7,812)	(15,512)	(14,638)
Income taxes provision/(benefit)	(2,841)	1	(2,837)	1

Loss from continuing operations	(4,221)	(7,813)	(12,675)	(14,639)

Income from discontinued operations, after income taxes	6,460	3,466	7,518	6,661

Net income/(loss)	$2,239	$(4,347)	$(5,157)	$(7,978)

Earnings (loss) per share:
Basic and diluted earnings per share
Loss from continuing operations	$(0.09)	$(0.17)	$(0.27)	$(0.32)
Income from discontinued operations	0.14	0.08	0.16	0.15

Net earnings (loss) per share	$0.05	$(0.09)	$(0.11)	$(0.17)

Shares used in computing per share amounts:
Basic	46,360	46,076	46,345	46,065

Diluted	46,360	46,076	46,345	46,065

See accompanying notes.

SUPPORT.COM, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(Unaudited)

	Six Months Ended June 30,
	2009	2008
Operating Activities:
Net loss	$(5,157)	$(7,978)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Gain on the sale of discontinued operations, net of tax	(4,740)	—
Depreciation	387	612
Write-off of fixed assets	104	—
Amortization of premiums and discounts on marketable securities	(31)	(430)
Amortization of purchased technology	132	—
Amortization of intangible assets	84	88
Realized loss on put option re-valuation	3,724	—
Realized gain on auction-rate securities	(3,724)	—
Stock-based compensation	2,158	2,507
Changes in assets and liabilities:
Accounts receivable, net	3,035	609
Prepaid expenses and other current assets	(52)	698
Other long-term assets	(112)	12
Accounts payable	(737)	(79)
Accrued compensation	(488)	(139)
Other accrued liabilities	(6,811)	(996)
Other long-term liabilities	179	95
Deferred revenue	(1,466)	(1,641)

Net cash used in operating activities	(13,515)	(6,642)

Investing Activities:
Proceeds from sale of discontinued operations	20,475	—
Purchase of developed technology	—	(1,375)
Purchases of property and equipment	(66)	(322)
Purchases of marketable securities	(13,392)	(38,276)
Sales of marketable securities	—	22,300
Maturities of marketable securities	7,900	55,544
Acquisition of business, net of cash acquired	—	(2,778)

Net cash provided by investing activities	14,917	35,093

Financing Activities:
Proceeds from issuances of common stock	265	195

Net cash provided by financing activities of continuing operations	265	195

Net increase in cash and cash equivalents	1,667	28,646

Effect of exchange rate changes on cash and cash equivalents	26	9

Cash and cash equivalents at beginning of period	64,306	12,926

Cash and cash equivalents at end of period	$65,999	$41,581

Supplemental schedule of cash flow information:
Income taxes paid	$130	$137

See accompanying notes.

SUPPORT.COM, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 1. Significant Accounting Policies

Basis of Presentation

support.com, Inc. (the “Company” or “support.com,” “we,” “us” or “our”) is a Delaware corporation. The Company changed its name from SupportSoft, Inc. on June 22 2009. The Company’s common stock continues to trade on the NASDAQ Global Select Market under the symbol “SPRT.”

On June 23, 2009 the Company sold its Enterprise Business to Consona Corporation. This business had accounted for a substantial majority of our revenue in 2009 and 2008. As a result of the sale of the Enterprise Business, our unaudited condensed consolidated financial statements, accompanying notes and other information provided in this Form 10-Q reflect the Enterprise Business as a discontinued operation for all periods presented. Detailed information regarding the financial results of the Enterprise Business is presented in Note 2.

The accompanying unaudited condensed consolidated financial statements include the accounts of support.com, Inc. and its wholly owned subsidiaries. All intercompany balances and transactions have been eliminated. The condensed consolidated balance sheet as of June 30, 2009 and the condensed consolidated statements of operations for the three and six months ended June 30, 2009 and 2008 and the condensed consolidated cash flows for the six months ended June 30, 2009 and 2008 are unaudited. In the opinion of our management, these unaudited interim condensed consolidated financial statements reflect all adjustments, consisting of normal recurring adjustments, that are necessary for a fair presentation of the results for, and as of, the periods shown. The results of operations for such periods are not necessarily indicative of the results expected for the full fiscal year or for any future period. The condensed consolidated financial statement information as of December 31, 2008 is derived from audited financial statements as of that date. These unaudited interim condensed consolidated financial statements and footnotes should be read with the consolidated financial statements and related notes included in the Company’s Annual Report on Form 10-K, filed with the Securities and Exchange Commission on March 11, 2009.

Use of Estimates

The preparation of interim condensed consolidated financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the condensed consolidated financial statements and the accompanying notes. Actual results could differ materially from these estimates.

Reclassifications

Certain amounts in the condensed consolidated financial statements and accompanying notes for the prior periods have been reclassified to conform to the current periods presentation. On June 23, 2009 the Company completed the sale of the Enterprise Business. The assets, liabilities and results of operations of the Enterprise Business have been reclassified from continuing operations to discontinued operations, and certain costs historically allocated to our previously reported operating segments, i.e., the Enterprise and Consumer operating segments, have been reclassified to general and administrative operating costs of the continuing operations (See Note 2, in each case for all periods presented).

Subsequent Events Evaluation

In accordance with FAS 165, our management has reviewed and evaluated material subsequent events from the balance sheet date of June 30, 2009 through the financial statements issue date of August 10, 2009. All appropriate subsequent event disclosures, if any, have been made in the notes to our unaudited condensed consolidated financial statements.

Revenue Recognition

support.com recognizes revenue in accordance with the SEC’s Staff Accounting Bulletin No. 104 (SAB 104) “Revenue Recognition” and the Financial Standards Accounting Board (FASB) Emerging Issues Task Force (EITF) Issue No. 00-21 “Revenue Arrangements with Multiple Deliverables.”

support.com revenues come primarily from premium (fee-based) technology services. We provide these services remotely, using skilled work-from-home agents who utilize our proprietary technology to deliver services.

We render services to consumers, either through our channel partners (which include brick and mortar and online retailers, anti-virus providers, and others) or directly via our website (www.support.com). We transact with consumers via direct transactions, referral programs or reseller programs. In reseller programs, the channel partner generally executes the financial transactions with the consumer and pays a fee to us. In such instances, since our channel partner is the transacting party that bears substantially all risks associated with the transaction, we record only the net fee received as revenue in accordance with the provisions of EITF Issue No. 99-19, “Reporting Revenue Gross as a Principal versus Net as an Agent.” In referral programs, support.com transacts with the consumer and pays a fixed fee to the referring party. In such instances, since support.com is the transacting party and bears substantially all risks associated with the transaction, we record the gross amount of revenue. In direct transactions, support.com sells directly to the consumer at the retail price. For all transactions, in accordance with SAB 104, we recognize revenue for these services only when all of the following criteria are met:

•	Persuasive evidence of an arrangement exists;

•	Delivery has occurred;

•	Collection is considered probable; and

•	The fees are fixed or determinable.

We consider all arrangements with payment terms longer than 90 days not to be fixed or determinable. If the fee is determined not to be fixed or determinable, revenue is recognized as payment becomes due from the customer.

Our services are of three types:

•

Incident-Based Services – Consumers purchase discrete, one-time services which are delivered at time of sale (or immediately thereafter). Revenue recognition occurs at time of sale, which is also the time of service delivery.

•

Service Cards / Gift Cards – A consumer may purchase a service card and/or gift card, which entitles the purchaser to redeem a certain service at a time of his/her choosing. For these sales, revenue is deferred until the card has been redeemed and the service has been rendered.

•

Subscriptions – Consumers may purchase subscriptions – or “service plans” – under which certain services are provided over a fixed subscription period. Revenues for subscriptions are recognized ratably over the respective subscription periods.

We also license certain of our consumer software products to channel partners who use our software to provide services to their customers. Such channel partners are charged a per-use fee for the software and revenue is recognized in the period usage occurs.

Channel partners are generally invoiced monthly for services delivered and subscriptions sold during that period. Fees from transactions directly with consumers are generally paid with a credit card at the time of delivery (for incident-based services) or time of sale (for gift cards/service cards and subscriptions). Revenue is recognized net of any applicable sales tax.

support.com generally provides a refund period on services, during which refunds may be granted to consumers under certain circumstances, including inability to resolve certain support issues. For our channel sales, the refund period varies by partner, but is generally between 5-10 days. For our direct-to-consumer sales, the refund period is generally 5 days. For all channels, we recognize revenue net of refunds and cancellations during the period.

Cash, Cash Equivalents and Investments

All liquid instruments with an original maturity at the date of purchase of ninety days or less are classified as cash equivalents. Cash equivalents and short-term investments consist primarily of money market funds, commercial paper, corporate and municipal bonds and auction-rate securities (ARS) held by UBS, which have a put option exercisable within one year. Long-term investments consist of other ARS positions not held with UBS. Other than the ARS held by UBS, our cash equivalents and short-term investments are classified as available-for-sale, and are reported at fair value with unrealized gains/losses (when deemed to be temporary) included in accumulated other comprehensive income within stockholders’ equity on the condensed consolidated balance sheets. The ARS held by UBS are classified as trading securities and are reported at fair value with realized gains/losses included in interest income (expense) and other, net in the condensed consolidated statements of operations. We have designated all long-term investments as available-for-sale and they are therefore reported at fair value, with unrealized gains and losses recorded in accumulated other comprehensive income. For the three months ended June 30, 2009, we recorded a realized loss of $1.6 million on the ARS put option re-valuation, offset by a realized gain of $1.8 million on the UBS ARS, for a net realized gain of $218,000. For the six months ended June 30, 2009, we had a net realized gain/loss of zero. This was due to the put option re-valuation fully offsetting the UBS ARS re-valuation. There were no other realized gains or losses for the three and six months ended June 30, 2008. We recorded net unrealized losses on available-for-sale securities of $0.7 million and $1.6 million at June 30, 2009 and December 31, 2008, respectively.

We monitor our investments for impairment on a quarterly basis and determine whether a decline in fair value is other-than-temporary by considering factors such as current economic and market conditions, the credit rating of the security’s issuer, the length of time an investment’s fair value has been below our carrying value, the Company’s intent to sell the security and, the Company’s belief that it will not be required to sell the security before the recovery of its amortized cost. If an investment’s decline in fair value is deemed to be other-than-temporary, we reduce its carrying value to its estimated fair value, as determined based on quoted market prices or liquidation values. Declines in value judged to be other-than-temporary, if any, are recorded in operations as incurred. At June 30, 2009, the Company evaluated its unrealized gains/losses on available-for-sale securities, the majority of which are from the long-term ARS, and determined them to be temporary. The long-term investments have been in a continuous unrealized loss position for more than 12 months. In accordance with FSP No. 115-2, the Company concluded that it does not intend to sell a security with an unrealized loss and it will not be required to sell the security before the recovery of its amortized cost basis.

The following is a summary of cash, cash equivalents and investments at June 30, 2009 (in thousands):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Gross Realized Losses	Fair Value
Cash	$4,134	$—	$—	$—	$4,134
Money market funds	54,865	—	—	—	54,865
Commercial paper	15,881	—	—	—	15,881
Agency bonds	2,000	1	—	—	2,001
Corporate bonds	2,519	—	(10)	—	2,509
Auction-rate securities (1)	24,400	—	(670)	(3,424)	20,306

	$103,799	$1	$(680)	$(3,424)	$99,696

Classified as:

Cash and cash equivalents	$65,999	$—	$—	$—	$65,999
Short-term investments	34,200	1	(10)	(3,424)	30,767
Long-term investments	3,600	—	(670)	—	2,930

	$103,799	$1	$(680)	$(3,424)	$99,696

(1)

In addition to the fair value of our ARS holdings, we hold an ARS put option, which is classified as a short-term asset valued of $3.4 million as of June 30, 2009. At June 30, 2009, the fair value of cash, cash equivalents, investments and the ARS put option was $103.1 million.

The following table summarizes the estimated fair value of our available-for-sale and trading debt securities classified by the stated maturity date of the security:

Due within one year	13,391
Due within two years	—
Due after three years	20,306

At June 30, 2009 and December 31, 2008 we had investments in AAA-rated ARS with various state student loan authorities with estimated fair values of $20.3 million and $15.8 million, respectively. The student loans made by these authorities are substantially guaranteed by the federal government through the Federal Family Education Loan Program (FFELP). ARS are long-term floating rate bonds tied to short-term interest rates. After the initial issuance of the securities, the interest rate on the securities is reset periodically, at intervals established at the time of issuance (e.g., every seven days, twenty-eight days, thirty-five days, or every six months), based on market demand, if the auctions are successful. ARS are bought and sold in the marketplace through a competitive bidding process often referred to as a “Dutch auction.” If there is insufficient interest in the securities at the time of an auction, the auction may not be completed and the ARS then pays a default interest rate. Following such a failed auction, we cannot access our funds that are invested in the corresponding ARS until a future auction of these investments is successful, new buyers express interest in purchasing these securities in between reset dates, issuers establish a different form of financing to replace these securities or final payments become due according to contractual maturities. Commencing in February 2008, conditions in the global credit markets resulted in failed auctions for all of our ARS held. In the near term, our ability to liquidate our investments or fully recover the carrying values may be limited or not exist.

In August 2008, UBS, the broker-dealer for most of our ARS, announced a settlement under which it has offered to provide liquidity solutions for, or purchase, the ARS held by its institutional clients. In October 2008, UBS extended an offer of rights to us to sell our eligible ARS at par value back to UBS beginning June 30, 2010 through July 2, 2012. All of the UBS ARS qualify as “eligible” for purposes of the rights offer. Under the offer, UBS will have sole discretion without prior notice to the Company, to sell our eligible ARS and return par value to the Company up through July 2, 2012. In November 2008, we elected to accept the offer of rights from UBS, which gives us the option to sell to UBS a total of $20.8 million at par value at any time beginning June 30, 2010 through July 2, 2012. Upon acceptance of the UBS rights offer, we elected to value the ARS put option at fair value as allowed under SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities.” Refer to the Auction-Rate Securities Put Option section below for further discussion. Given the UBS rights offer, we have elected a one-time transfer of our UBS ARS from available-for-sale to trading securities in accordance with FASB Statement No. 115, “Accounting for Certain Investments in Debt and Equity Securities” (SFAS 115). The transfer to trading securities reflects management’s intent to exercise its ARS put option during the period June 30, 2010 to July 2, 2012. During the quarter ended June 30, 2009, we recorded a gain of $1.8 million to adjust the value of the UBS ARS to fair value and a loss of $1.6 million on ARS put option for a net realized gain of $218,000 in interest income (expense) and other, net, in our condensed consolidated statement of operations. We also reclassified the UBS ARS and ARS put option to current assets in our condensed consolidated balance sheet as of June 30, 2009 because the ARS put option is now exercisable within one year. For the six months ended June 30, 2009 we had a net realized gain of zero. Further changes in the value of the UBS ARS will also be recorded on our condensed consolidated statement of operations in this manner.

We determined that the gross unrealized losses on our available-for-sale investments as of June 30, 2009 are temporary in nature. The fair value of our ARS at June 30, 2009 reflects an unrealized loss of $0.7 million, entirely related to securities classified as available-for-sale.

Fair value for all ARS, including both the UBS securities classified as trading securities and the other ARS classified as available-for-sale, was based on a discounted cash flow valuation that takes into account a number of factors including the weighted average remaining term (WART) of the underlying securities, the expected return, and the discount rate. The actual WART from servicing reports was used where available. For securities where the actual WART was not available an estimate based on other securities held was used. The expected return was calculated based on the last twelve months average for the 91 day T-bill plus a spread. This rate is the typical default rate for ARS held by us. The discount rate was calculated using the 3-month LIBOR rate plus adjustments for the security type. Changes in any of the above estimates, especially the weighted average remaining term or the discount rate, could result in a material change to the fair value. At June 30, 2009, all ARS were classified as Level 3 assets in accordance with the Statement of Financial Accounting Standards (SFAS) No. 157, “Fair Value Measurements” hierarchy. Presently we have determined the decline in value for the available-for-sale ARS to be temporary because i) we have no intent to sell the security, and we believe that we will not be required to sell the security before the recovery of its amortized cost due to our large cash reserves; ii) through June 30, 2009 all of the securities have maintained AAA credit ratings; and iii) loans made by the issuers are backed by the federal government. In accordance with FSP No. 115-2, we also conclude that we do not intend to sell an impaired available-for-sale security and will not be required to sell such a security before the recovery of our amortized cost.

However, if circumstances change, we may be required to record an other-than-temporary impairment charge on the available-for-sale ARS. We may similarly be required to record other-than-temporary impairment charges if the ratings on any of these securities are reduced or if any of the issuers default on their obligations. In addition to impairment charges, any of these events could cause us to lose part or all of our investment in these securities. Any of these events could materially affect our results of operations and our financial condition. We currently believe these securities are not significantly impaired for the reasons described above; however, it could take until the final maturity of the underlying notes (up to 30 years) to realize our investments’ recorded value.

Auction-Rate Securities Put Option

In November 2008, we signed a Rights Agreement with UBS concerning the disposition of our ARS. The UBS agreement gives us the right to sell our ARS back to UBS, at par value, beginning June 30, 2010 through July 2, 2012. Prior to June 30, 2010, UBS has the right to sell our ARS holdings at any time, and return par value to us. The rights represent a freestanding financial instrument for accounting purposes. As noted above, we elected to value this “put” option at fair value as allowed under SFAS No. 159. As such, we recognized the value of the repurchase right as an asset with the corresponding gain recorded in earnings. Fair value was determined using a “with and without” approach based on a discounted cash flow valuation comparing the value of the auction-rate securities with the put option and without it. We took into account the same factors as those used to value the auction-rate securities noted above, adjusted to account for differences in cash flow timing and UBS credit risk. The value of the rights offer was recorded in interest income and expense, net. The value of the ARS put option at June 30, 2009 and December 31, 2008 was $3.4 million and $7.1 million. During the quarter ended June 30, 2009, we recorded a gain of $1.8 million to adjust the value of the UBS ARS to fair value and a loss of $1.6 million on ARS put option for a net gain of $218,000 in interest income (expense) and other, net, in our condensed consolidated statement of operations. At December 31, 2008 the ARS put option fully offset the realized loss recorded on the related ARS in our condensed statement of operations. Because the ARS put option represents a freestanding financial instrument and is valued separately taking into account adjustments to the factors used to value the related ARS, its value may not fully offset the realized losses on the related ARS in every reporting period. In any period in which a change in value of our ARS put option does not fully offset a change in value of our UBS ARS, or vice versa, our condensed consolidated statement of operations will be impacted.

As of June 30, 2009, our UBS ARS are presented as short-term investments on our condensed consolidated balance sheet, while the value of the Rights Agreement is presented separately in current assets as ARS put option. The ARS put option is not a traditional put option in that it is non-transferable, non-assignable and not available for trade in any financial market. If UBS has insufficient funding to fulfill their obligation to buy back the ARS per the Rights Agreement, then we may incur further losses in our statement of operations.

The offer of rights includes the right to a loan from UBS at no net cost for up to the amount of the par value of our eligible ARS. The loan option is available until June 30, 2010. As of June 30, 2009, we had not exercised our right to obtain a loan.

Fair Value Measurements

Effective January 1, 2008, we adopted SFAS No. 157, “Fair Value Measurements”. SFAS No. 157 defines fair value, establishes a framework for measuring fair value under generally accepted accounting principles and enhances disclosures about fair value measurements. Fair value is defined under SFAS No. 157 as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. Valuation techniques used to measure fair value under SFAS No. 157 must maximize the use of observable inputs and minimize the use of unobservable inputs. The standard describes a fair value hierarchy based on three levels of inputs, of which the first two are considered observable and the last unobservable, that may be used to measure fair value which are the following:

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

In accordance with SFAS No. 157, the following table represents our fair value hierarchy for our financial assets (cash equivalents and investments) measured at fair value on a recurring basis as of June 30, 2009 and December 31, 2008 (in thousands):

As of June 30, 2009	Level 1	Level 2	Level 3	Total
Money market funds	$58,999	$—	$—	$58,999
Commercial paper	—	15,881	—	15,881
Corporate bonds	—	4,510	—	4,510
Auction-rate securities	—	—	20,306	20,306
Auction-rate securities put option	—	—	3,424	3,424

As of December 31, 2008	Level 1	Level 2	Level 3	Total
Money market funds	$55,058	$—	$—	$55,058
Commercial paper	—	7,781	—	7,781
Corporate bonds	—	2,999	—	2,999
Auction-rate securities	—	—	15,766	15,766
Auction-rate securities put option	—	—	7,148	7,148

Level 3 assets consist of ARS with various state student loan authorities and the ARS put option. Since the auctions for these securities have continued to fail since February 2008, these investments are not currently trading and therefore do not have a readily determinable market value. The fair value of the ARS as of June 30, 2009 and 2008 was estimated by management.

The following table provides a summary of changes in fair value of our Level 3 financial assets as of June 30, 2009 and 2008 (in thousands):

	Three Months Ended June 30, 2009		Three Months Ended June 30, 2008
	Auction-Rate Securities	Auction-Rate Securities Put Option	Auction-Rate Securities	Auction-Rate Securities Put Option
Beginning balance at March 31	$18,216	$5,037	$23,934	$—
Transfer into Level 3	—	—	—	—
Sales	—	—	(500)	—
Total gains/(losses):
Included in interest income (expense) and other, net	1,831	(1,613)	—	—
Included in other comprehensive income	259	—	(169)	—

Ending balance at June 30	$20,306	$3,424	$23,265	$—

	Six Months Ended June 30, 2009		Six Months Ended June 30, 2008
	Auction-Rate Securities	Auction-Rate Securities Put Option	Auction-Rate Securities	Auction-Rate Securities Put Option
Beginning balance at December 31	$15,766	$7,148	$—	$—
Transfer into Level 3	—	—	25,300	—
Sales	—	—	(500)	—
Total gains/(losses):
Included in interest income (expense) and other, net	3,724	(3,724)	—	—
Included in other comprehensive income	816	—	(1,535)	—

Ending balance at June 30	$20,306	$3,424	$23,265	$—

Concentrations of Credit Risk

Financial instruments that potentially subject us to concentrations of credit risk consist principally of cash equivalents, investments and trade accounts receivable. Our investment portfolio consists of investment grade securities. Except for obligations of the United States government and securities issued by agencies of the United States government, we diversify our investments by limiting our holdings with any individual issuer. We also limit the amount of credit risk exposure to any one country except the United States. We are exposed to credit risks in the event of default by the issuers of the securities we hold to the extent of the amount recorded on the balance sheet. At June 30, 2009 we held approximately $20.3 million of AAA-rated student loan ARS.

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

The credit risk in our trade accounts receivable is mitigated by our credit evaluation process, reasonably short payment terms and because we sell our products primarily to large organizations. At June 30, 2009 and December 31, 2008 Office Depot accounted for a substantial majority of our total accounts receivable.

For the three- and six-month periods ended June 30, 2009, and for the three- and six-month periods ended June 30, 2008 Office Depot accounted for the substantial majority of our revenue.

Trade Accounts Receivable and Allowance for Doubtful Accounts

Trade accounts receivable are recorded at the invoiced amount. We perform evaluations of our customers’ financial condition and generally do not require collateral. We make judgments as to our ability to collect outstanding receivables and provide allowances for the portion of receivables when collection becomes doubtful. Provisions are made based upon a specific review of all significant outstanding invoices. For those invoices not specifically provided for, provisions are recorded at differing rates based upon the age of the receivable. If the judgments and estimates we use to calculate the allowance for doubtful accounts do not reflect the future ability to collect outstanding receivables, additional provisions for doubtful accounts may be needed and the future results of operations could be materially affected. Our Enterprise Business accounts receivable were sold to Consona as part of the sale of our Enterprise Business in June 2009 (see Note 2 for details). We currently believe that we have no specific account collectability risk in our continuing business, and have recorded no specific reserves against our Consumer Business as of June 30, 2009 and December 31, 2008.

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

Business Combinations – Purchase Accounting

Under the purchase method of accounting we allocate the purchase price of acquired companies to the tangible and intangible assets acquired and liabilities assumed based on their estimated fair values. We record the excess of purchase price over the aggregate fair values as goodwill. We engage third-party appraisal firms to assist us in determining the fair values of assets acquired and liabilities assumed. These valuations require us to make significant estimates and assumptions, especially with respect to intangible assets. We have estimated the economic lives of certain acquired assets and these lives are used to calculate depreciation and amortization expenses. We have estimated the future cash flows to be derived from such assets, and these estimates are used to determine the fair value of the assets. If our estimates of the economic lives or the future cash flows change, depreciation or amortization expenses could be accelerated and the value of our intangible assets could be impaired.

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

The fair value of our stock options granted to employees and employee stock purchases for the three and six months ended June 30, 2009 and 2008 was estimated using the following assumptions:

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
Stock Option Plan:
Risk-free interest rate	2.1%	3.1%	2.1%	2.5%
Expected term	4.4 years	4.1 years	4.4 years	4.1 years
Volatility	60.2%	51.4%	60.2%	51.4%
Expected dividend	0%	0%	0%	0%
Weighted average fair value	$1.09	$1.62	$1.09	$1.59

Employee Stock Purchase Plan (ESPP):
Risk-free interest rate	n/a	1.5%	n/a	1.5%
Expected term	n/a	0.5 years	n/a	0.5 years
Volatility	n/a	58.6%	n/a	58.6%
Expected dividend	n/a	0%	n/a	0%
Weighted average fair value	n/a	$1.15	n/a	$1.15

On June 23, 2009 the Company sold its Enterprise Business to Consona Corporation pursuant to an Asset Purchase Agreement (see Note 2). A sale of this nature qualifies as the sale of “substantially all the assets of the business,” and according to the terms of the ESPP plan document such a sale automatically terminates the ESPP. As a result of the automatic termination of the ESPP, the company reversed all ESPP expenses related to the current purchase period and refunded all amounts to the employees. We recorded the following stock-compensation expense for the three and six months ended June 30, 2009 and 2008 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
Stock option compensation expense recognized in:
Cost of revenue	$31	$20	$65	$30
Research and development	62	67	134	151
Sales and marketing	163	245	423	493
General and administrative	388	523	771	938

	$644	$855	$1,393	$1,612

ESPP compensation expense recognized in:
Cost of revenue	$(4)	$17	$3	$18
Research and development	(2)	3	2	5
Sales and marketing	(2)	4	2	6
General and administrative	(3)	4	2	7

	$(11)	$28	$9	$36

Stock-based compensation expense included in total costs and expenses	$633	$883	$1,402	$1,648

The following table represents stock option activity for the six months ended June 30, 2009:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value (in ‘000’s)
Outstanding options at the beginning of the period	13,635,580	$4.41	4.54	$243
Granted	169,500	2.20
Exercised	(146,239)	0.95
Forfeited	(3,916,817)	4.57

Outstanding options at the end of the period	9,742,024	$4.36	3.6	$13

Options vested and expected to vest	9,731,554	$4.36	3.6	$13

Outstanding and exercisable at the end of the period	6,658,043	$4.68	2.8	$13

The aggregate intrinsic value in the table above represents the total pre-tax intrinsic value that would have been received by the option holders had they all exercised their options on June 30, 2009. This amount changes based on the fair market value of our stock. During the three and six months ended June 30 2009 the aggregate intrinsic value of options exercised under our stock option plans was $180,000. During the three and six months ended June 30, 2008 there were no exercises, therefore, the aggregate intrinsic value of options exercised under our stock option plans was zero. Total fair value of options vested during the three and six months ended June 30, 2009 was $0.9 million and $2.1 million, respectively. Total fair value of options vested during the three and six months ended June 30, 2008 was $1.3 million and $2.4 million, respectively.

At June 30, 2009 there was $11.2 million of unrecognized compensation cost related to existing options outstanding, which is expected to be recognized over a weighted average period of 2.3 years.

Net Loss Per Share

Basic and diluted net loss per share have been computed using the weighted-average number of common shares outstanding during the periods. In accordance with SFAS 128, which states that “an entity that reports a discontinued operation or an extraordinary item in a period shall use income from continuing operations as the ‘control number’ in determining whether potential common shares are dilutive or antidilutive.” Accordingly, outstanding options were excluded from the computation of diluted net loss per share for all periods presented given the loss from operations incurred in each period.

The following table sets forth the computation of basic and diluted net loss per share (in thousands, except per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
Loss from continuing operations	$(4,221)	$(7,813)	$(12,675)	$(14,639)
Income from discontinued operations	6,460	3,466	7,518	6,661

Net income(loss)	$2,239	$(4,347)	$(5,157)	$(7,978)

Shares used in computing basic net gain (loss) per share	46,360	46,076	46,345	46,065

Shares used in computing diluted net gain (loss) per share	46,360	46,076	46,345	46,065

Basic and diluted net loss per share from continuing operations	$(0.09)	$(0.17)	$(0.27)	$(0.32)
Basic and diluted net income per share from discontinued operations	0.14	0.08	0.16	0.15

Basic and diluted net gain (loss) per share	$0.05	$(0.09)	$(0.11)	$(0.17)

Warranties and Indemnifications

support.com generally provides a refund period on sales, during which refunds may be granted to consumers under certain circumstances, including the inability to resolve certain support issues. For our channel sales, the refund period varies by partner, but is generally between 5-10 days. For our direct-to-consumer sales, the refund period is generally 5 days. For all channels, we recognize revenue net of refunds and cancellations during the period.

We generally agree to indemnify our customers against legal claims that our software products infringe certain third-party intellectual property rights and account for our indemnification obligations under SFAS No. 5. As of June 30, 2009 we have not been required to make any payment resulting from infringement claims asserted against our customers and have not recorded any related accruals.

Recent Accounting Pronouncements

Effective April 1, 2009, the Company adopted three Financial Accounting Standard Board (FASB) Staff Positions (“FSP”) that provide additional application guidance and enhanced disclosures regarding fair value measurements and impairments of securities. FSP No. 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly”, provides additional guidelines for estimating fair value in accordance with SFAS No. 157, “Fair Value Measurements.” FSP No. 115-2, “Recognition and Presentation of Other-Than-Temporary Impairments,” changes existing accounting requirements for other-than-temporary-impairment (OTTI) for debt securities by replacing the current requirement that a holder have the positive intent and ability to hold an impaired security to recovery in order to conclude an impairment was temporary with a requirement that an entity conclude it does not intend to sell an impaired security and it will not be required to sell the security before the recovery of its amortized cost basis. FSP No. 107-1 and Accounting Principles Board (“APB”) Opinion No. 28-1, “Interim Disclosures about Fair Value of Financial Instruments,” increases the frequency of fair value disclosures. These FSPs are effective for fiscal years and interim periods ended after June 15, 2009. The adoption of these FSPs did not have any impact on the Company’s consolidated financial statements.

Effective April 1, 2009, the Company adopted the SFAS No. 165, “Subsequent Events” (SFAS 165). The standard modifies the names of the two types of subsequent events either as recognized subsequent events (previously referred to in practice as Type I subsequent events) or non-recognized subsequent events (previously referred to in practice as Type II subsequent events). In addition, the standard modifies the definition of subsequent events to refer to events or transactions that occur after the balance sheet date, but before the financial statements are issued. It also requires the disclosure of the date through which subsequent events have been evaluated. The standard did not result in significant changes in the practice of subsequent event disclosures or the related accounting thereof, and therefore the adoption did not have any impact on the Company’s consolidated financial statements.

Note 2. Discontinued Operations

support.com, Inc., formerly SupportSoft, Inc., was founded as an enterprise software provider. In 2007, the Company launched a premium technology services business focused on consumers and, in 2008, began reporting two operating segments under the requirements of Statement of Financial Accounting Standard (“FAS”) No. 131, “Disclosures about Segments of an Enterprise and Related Information.” The two segments were the Enterprise Business (comprised of the enterprise software and related services businesses) and the Consumer Business (comprised of the new consumer services business). This segment reporting structure was used for all publicly filed Company financial statements beginning January 1, 2008.

During the second quarter of 2009, pursuant to an Asset Purchase Agreement dated April 5, 2009, the Company sold substantially all of the assets and transferred certain of the liabilities of its Enterprise Business to Consona Corporation (“Consona”). The Company has retained all assets and liabilities associated with its Consumer Business and intends to continue operations in this segment. As the Company has irrevocably sold the Enterprise Business to Consona, the operations and cash flows of the disposed business have been completely eliminated from the ongoing operations of support.com. Furthermore, other than a services arrangement whereby certain support.com employees will provide transitional support services to Consona, support.com will not have any continuing involvement in the operations of the disposed business. Additionally, the Company will make no operational decisions as part of the transitional services arrangement and will only process transactions for Consona. Therefore, the Company is reporting the Enterprise Business as a discontinued operation as of June 23, 2009, and for all periods presented in accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (SFAS 144).

Operating results for the discontinued operation are listed below for the three- and six-month periods ended June 30, 2009 and comparable periods ending June 30, 2008:

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
Revenue:
License	$432	$2,897	$1,238	$5,871
Maintenance	3,115	3,895	6,783	7,898
Services	2,215	3,933	4,659	7,883

Total revenue	5,762	10,725	12,680	21,652

Costs and expenses:
Costs of license	105	92	215	143
Cost of maintenance	338	414	728	910
Cost of services	1,885	3,089	4,141	6,418
Amortization of intangible assets	—	30	—	60
Research and development	416	689	849	1,352
Sales and marketing	1,403	2,862	3,970	5,917

Total costs and expenses	4,147	7,176	9,903	14,800

Income from discontinued operations, before income taxes	1,615	3,549	2,777	6,852

Summary results from discontinued operations, including gain on sale and tax impact, are summarized as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
Income from discontinued operations, before income taxes	$1,615	$3,549	$2,777	$6,852
Gain on sale of discontinued operations	9,509	—	9,509	—
Taxes on discontinued operations	(4,664)	(83)	(4,768)	(191)

Income from discontinued operations, after income taxes	$6,460	$3,466	$7,518	$6,661

Income from discontinued operations, before income taxes, represents the Enterprise Business’ historic segment reporting, including all directly attributable revenues (license, maintenance and professional services) and costs (cost of goods sold, research and development and sales and marketing). These revenues and costs are consistent with prior reporting methodologies, but exclude all corporate costs, primarily facilities and information technology, which were previously allocated to the segment.

Historically, the Company has allocated certain overhead expenditures, such as facilities and information technology, across the functional departments of its two operating segments. Since these support functions remain as part of the Company’s continuing operations, they are therefore not included in discontinued operations reporting.

The gain on sale of the Enterprise Business was approximately $9.5 million, reflecting the cash received from Consona (approximately $20.5 million), and the carrying value of the net liabilities of the Enterprise Business acquired by Consona (approximately $1.9 million), less Enterprise Business goodwill ($9.8 million) and deal-related expenditures (approximately $3.1 million).

Tax expenses have been attributed to discontinued operations or continuing operations based on specific analysis for federal, state and international amounts. As a result, the Company had $4.7 million of income tax expense related to the income from discontinued operations and the gain on sale of the Enterprise segment. The income tax expense is recorded as part of the Company’s discontinued operations and is partially offset by an income tax benefit recorded as part of the continuing operations in the current period (see Note 4). The benefit represents the utilization of the Company’s continuing operations’ tax attributes, including current year losses, which can be used to offset the tax expense for the gain on the sale. The Company expects to fully offset the $4.7 million tax expense on the sale of discontinued operations with further tax benefits on continuing operations in the third and fourth quarters of 2009.

Note 3. Comprehensive Loss

SFAS No. 130 “Reporting Comprehensive Income” (SFAS No. 130) establishes standards for reporting and displaying comprehensive net income/loss and its components in stockholders’ equity. SFAS No. 130 has no impact on our net income or loss as presented in our financial statements. SFAS No. 130 requires foreign currency translation adjustments and changes in the fair value of available-for-sale securities to be included in comprehensive income or loss.

The following are the components of comprehensive loss (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
Net income/(loss)	$2,239	$(4,347)	$(5,157)	$(7,978)
Net unrealized gain/(loss) on available-for-sale securities	350	(220)	901	(1,572)
Foreign currency translation gain/(loss)	(79)	(27)	(133)	(143)

Total comprehensive income/(loss)	$2,510	$(4,594)	$(4,389)	$(9,693)

Income tax provision netted against unrealized gain (loss) on available-for-sale securities	$—	$—	$—	$—

Income tax provision (benefit) netted against foreign currency translation loss	$(23)	$(1)	$(61)	$69

Note 4. Income Taxes

As a result of the sale of the Company’s Enterprise Business to Consona Corporation (see Note 2 for details), the Company is reporting all financial activity for that segment – including revenues, direct expenses, gain on sale of discontinued operations, and the tax impact of the gain on the sale and the related tax impact of discontinued operations – as discontinued operations. For details on the tax impact on our discontinued operations, please see Note 2. The income tax provision reported in this Note relates to the tax position of the Company’s continuing operations.

Generally, the amount of tax expense or benefit allocated to continuing operations is determined without regard to the tax effects of other categories of income or loss, such as income from discontinued operations. However, an exception is provided when there is a pre-tax loss from continuing operations and pre-tax income from other categories in the current year. The intraperiod tax allocation rules in Statement of Financial Accounting Standards No. 109, “Accounting for Income Taxes,” (“SFAS 109”) related to items charged directly to discontinued operations can result in disproportionate tax effects that remain in discontinued operations for interim reporting periods.

During the second quarter of 2009, because support.com projected a loss in continuing operations for 2009 and generated a gain on sale on discontinuing operations for the three months ended June 30, 2009, the intraperiod tax allocation exception contained in SFAS 109 applied. Specifically, support.com recorded a tax expense of approximately $4.7 million in its discontinued operations, related primarily to the gain on sale of its discontinued operations, and recorded a benefit of approximately $2.8 million in continuing operations, primarily related to this pre-tax gain from discontinued operations. The $2.8 million benefit on continuing operations only partially off-sets the $4.7 million expense for the three- and six-month period ending June 30, 2009; however, since the company projects further losses on continuing operations in 2009, it expects to fully off-set the tax expense from discontinued operations with additional tax benefits in the third and fourth quarters of 2009.

The Company recorded an income tax benefit from continuing operations of approximately $2.8 million for the three and six months ended June 30, 2009. For the three and six months ended June 30, 2008 the Company recorded an income tax benefit of $1,000 and an income tax benefit of $1,000, respectively. These provisions primarily reflect the benefit of utilization of continuing operations tax attributes given the impact of the tax on the income from discontinued operations (for the 2009 periods) (see Note 2) as well as some state income taxes and the benefit of federal refundable research and development credits. In accordance with Financial Accounting Standards Interpretation No. 48 (FIN 48), no material increase or decrease in unrecognized tax benefits was included in the quarterly provision for the three months ended June 30, 2009 and 2008, respectively.

As of June 30, 2009, the Company’s deferred tax assets are fully offset by a valuation allowance except in those jurisdictions where it is determined that a valuation allowance is not required. SFAS No. 109 “Accounting for Income Taxes” (SFAS No. 109) provides for the recognition of deferred tax assets if realization of such assets is more likely than not. Based upon the weight of available evidence, which includes historical operating performance, reported cumulative net losses since inception and difficulty in accurately forecasting our future results, we provided a full valuation allowance against our net U.S. deferred tax assets and a full valuation allowance on certain foreign deferred tax assets. The Company reassesses the need for our valuation allowance on a quarterly basis. If it is later determined that a portion of the valuation allowance should be reversed it will be a benefit to the income tax provision.

Note 5. Contingencies

Legal contingencies

In November 2001, a class action lawsuit was filed against the Company, two of the Company’s former officers and certain underwriters in the United States District Court for the Southern District of New York. Similar complaints have been filed against 55 underwriters and more than 300 other companies and other individual officers and directors of those companies; the consolidated case is In re Initial Public Offering Securities Litigation, No. 21 MC 92 (SAS) (S.D.N.Y.). The lawsuit, which seeks unspecified damages, fees and costs, alleged that our registration statement and prospectus dated July 18, 2000 for the issuance and initial public offering of 4,250,000 shares of the Company’s common stock contained material misrepresentations and/or omissions related to alleged inflated commissions received by the underwriters of the offering. On April 1, 2009, all parties entered into a Stipulation and Agreement of Settlement that, if approved, would resolve all claims and dismiss the case against the Company and its former officers, without any payment by the Company or its former officers. The court has not yet set a date for a hearing to approve the settlement.

The Company is also subject to other routine legal proceedings, as well as demands, claims and threatened litigation, that arise in the normal course of its business, potentially including assertions that we may be infringing patents or other intellectual property rights of others. We currently do not believe that the ultimate amount of liability, if any, for any pending claims of any type (alone or combined) will materially affect our financial position, results of operations or cash flows. The ultimate outcome of any litigation is uncertain, however, and unfavorable outcomes could have a material negative impact on our financial condition and operating results. Regardless of outcome, litigation can have an adverse impact on us because of defense costs, negative publicity, diversion of management resources and other factors.

Tax Contingencies

The Company is required to make periodic filings in the jurisdictions where we are deemed to have a presence for tax purposes. The Company has undergone audits in the past and has paid assessments arising from these audits. During the third quarter of 2008, the Company received a notice from the New York State Franchise Tax Office (“NYFTO”) pertaining to tax years 2000-2005. The Notice claimed that certain expenses directly attributable to the Company’s international subsidiaries should be disallowed for these tax years. The Company informed NYFTO that it disagreed with the findings, and settled this matter for $90,000 in the second quarter of 2009. During the fourth quarter of 2008, the Company’s Indian subsidiary was issued a notice of income tax assessment pertaining to the 2005-2006 fiscal year. The notice claimed that the transfer price used in the Company’s inter-company agreements with the Company’s Indian subsidiary was too low, and that the rate should be increased. The Company believes that its current transfer pricing position is more likely than not to be sustained. The Company believes that this will be resolved for an immaterial amount through the normal judicial appeal process used in India, and has submitted its case to the court.

The Company may be subject to other income tax assessments in the future. The Company evaluates estimated losses that could arise from those assessments in accordance with Financial Accounting Standards Interpretation, FIN No. 48, “Accounting for Uncertainty in Income Taxes – an Interpretation of FASB Statement No. 109.” The Company considers such factors as the degree of probability of an unfavorable outcome and the ability to make a reasonable estimate on the amount of loss. The Company records the estimated liability amount for those assessments that we consider to be more likely than not in our balance sheet.

Note 6. Restructuring Obligations and Other Charges

In the fourth quarter of 2008, the Company reduced its workforce by 33 employees, or approximately 10% of its non-technology support agent workforce at that time, and closed certain facilities worldwide to reduce its ongoing cost structure. As a result, the Company recorded a restructuring and impairment charge of $1.9 million in 2008. All of the affected employees were terminated as of December 31, 2008. The restructuring charge was primarily comprised of employee termination costs, professional services costs and facilities impairment costs. Restructuring and impairment expenses included in the condensed consolidated statement of operations totaled $702,000 in discontinued operations and $1.2 million in continuing operations, including $5,000 for cost of revenue, $56,000 for research and development, $608,000 for sales and marketing and $525,000 for general and administration. As of June 30, 2009, there was no remaining balance on the restructuring obligation.

In the first quarter of 2009, the Company implemented a reduction in workforce and closed certain facilities worldwide in order to reduce its ongoing cost structure. The Company reduced its workforce by 17 employees, or approximately 6% of its non-technology support agent headcount. All of the affected employees were terminated as of March 31, 2009. As a result, the Company recorded a restructuring charge of $896,000 in 2009. The restructuring charge was primarily comprised of employee termination costs, professional services costs and facilities impairment costs. Restructuring and impairment expenses included in the condensed consolidated statement of operations totaled $821,000 in discontinued operations and $75,000 in continuing operations, including $6,000 for sales and marketing and $69,000 for general and administrative. As of June 30, 2009, the remaining balance of the restructuring obligation was $504,000, which the Company expects to pay through 2011.

In the second quarter of 2009, the Company implemented a reduction in its workforce in order to align its on-going cost structure with the scale of its revenue following the sale of its Enterprise Business. The Company reduced its workforce by 23 employees, or approximately 19% of its non-technology support agent workforce. All of the affected employees were terminated as of June 30, 2009. In addition, the Company surrendered the lease for its Canadian facility, which had been impaired as of December 31, 2008. The Company reversed the remaining balance accrued of $219,000. As a result of these actions, the Company recorded a restructuring charge of approximately $345,000 in the second quarter of 2009 in its continuing operations. The restructuring charge was primarily comprised of employee terminations costs and professional services costs. Restructuring expenses included in the condensed consolidated statement of operations were $62,000 for cost of revenue, $187,000 for research and development, $315,000 for sales and marketing and $(219,000) for general and administrative due to the reversal of the Canadian facility accrual. As of June 30, 2009, the remaining balance was $78,000, which the Company expects to pay in the third quarter of 2009.

The following table summarizes activity associated with the restructuring and related expenses incurred as of June 30, 2009 in our continuing operations (in thousands):

	Severance(1)	Facilities(2)	Impairment(3)	Total
Restructuring obligations, December 31, 2008	$620	$332	$—	$952
Restructuring costs incurred in the first quarter of 2009	76	439	41	556
Cash payments	(545)	(44)	—	(589)
Non-cash charges	—	—	(41)	(41)

Restructuring obligations, March 31, 2009	151	727	—	878
Restructuring costs incurred in the second quarter of 2009	564	(219)	—	345
Cash payments	(624)	(17)	—	(641)

Restructuring obligations, June 30, 2009	$91	$491	$—	$582

(1)	Severance costs include those expenses related to severance pay and related employee benefit obligations.
(2)	Facilities costs include obligations under non-cancelable leases for facilities that we will no longer occupy, as well as penalties associated with early terminations of leases and disposal of fixed assets. No sublease income has been included because subleasing is not permitted under the terms of such leases.
(3)	As part of the restructuring costs included in the table above, the Company wrote-off fixed assets related to the facilities that it will no longer occupy. This is a non-cash charge.

Note 7. Subsequent Event

On July 27, 2009, support.com, Inc. announced a tender offer in which it extends to its employees the opportunity to exchange (the “Exchange Offer”) outstanding options to purchase shares of the Company’s common stock granted under its 2000 Omnibus Equity Incentive Plan, as amended (the “2000 Plan”) that are outstanding as of July 27, 2009 and that have exercise prices per share greater than the last reported sale price per share of its common stock on The Nasdaq Global Select Market on August 21, 2009 (“Eligible Options”). Eligible Options will be exchangeable for an equivalent number of new nonqualified stock options (“New Options”) that the Company will grant under the 2000 Plan. The Company is making this offer on the terms and subject to the conditions set forth in the Exchange Offer documentation, including a new three-year vesting schedule. The Company intends to grant New Options to Eligible Optionholders on August 21, 2009, with an exercise price for the New Options equal to the last reported sale price per share of its common stock on The Nasdaq Global Select Market on that date.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion of our financial condition and results of operations should be read in conjunction with our condensed consolidated financial statements and the related notes included elsewhere in this Form 10-Q (the “Report”) and the section entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the consolidated financial statements and related notes included in our Annual Report on Form 10-K for the year ended December 31, 2008. The following discussion includes forward-looking statements. Please see “Risk Factors” in Item 1A of Part II of this Report for important information to consider when evaluating these statements.

Overview

During the second quarter of 2009, we sold our Enterprise Business to Consona Corporation. This business had accounted for a substantial majority of our revenue in 2009 and 2008. As a result of the sale of the Enterprise segment, our unaudited condensed consolidated financial statements, accompanying notes and other information provided in this Form 10-Q reflect the Enterprise segment as a discontinued operation for all periods presented. Detailed information regarding the operating results of the Enterprise Business is presented in Note 2. After reclassifying the Enterprise segment to discontinued operations, our continuing operations consist solely of our remaining segment, the Consumer Business.

Following the sale of the Enterprise Business, we now operate purely in the consumer technology services market, in which we provide technology-enabled services that assist consumers in managing technology. We deliver our services remotely, using work-from-home agents who utilize our proprietary technology to deliver our services. We reach consumers through channel partners (which include brick and mortar and online retailers and anti-virus providers) and directly via our website (www.support.com). We offer incident-based services, service cards/gift cards and subscriptions.

We launched the Consumer Business in 2007 and recorded approximately $1.1 million in revenue. We recorded approximately $6.8 million in revenue in 2008, and expect to grow our revenues substantially in 2009. The growth we have experienced in our Consumer Business is due primarily to growth in of our channel partnerships. Currently, our key channel partners include Office Depot, Staples, Systemax (operating under the TigerDirect, CompUSA and Circuit City brands) and the anti-virus provider AVG.

Our key financial goals are to continue to grow and diversify revenue and to improve gross margin. To achieve growth in revenues, we seek to expand existing programs, add new partners and grow our direct support.com business. We aim to diversify revenue by developing partnerships with additional channel partners and by growing our direct support.com business through referral partnerships and marketing activities. We are also expanding our service offerings. We recently introduced subscription offerings and plan to continue to expand our offerings to include new services and support for additional devices and platforms.

We aim to improve gross margin by optimizing our service delivery operations through increased automation and process improvement. We are focusing a substantial part of our research and development activities on technology that increases the efficiency and improves the effectiveness of our technology support agents. To date, these activities have been focused on our Solutions Toolkit, an integrated set of tools for delivery of premium technology services, which has resulted in substantial efficiency gains through reductions in the average handle time for calls to our support agents. In addition, we have introduced significant process improvements into our service delivery operations and augmented our call center management team to drive efficiency gains and productivity increases, and we expect to continue these efforts. We also expect improved forecasting and revenue scale to enable resource optimization. Due to efficiency gains driven by technology and process improvement, we believe we can grow revenue substantially from current levels with only modest increases in our agent population, which should produce gross margin improvement. This progress is not evident in the second fiscal quarter results because we retained the same agent population with a modest revenue decline, but we believe that it will become evident in the second half of 2009 as revenue increases.

In April 2009, we announced a reduction in force of our Consumer Business to reduce our go-forward cost structure. In conjunction with the sale of our Enterprise Business in June 2009, we reduced our staffing to align our cost structure with the size of the on-going business. In addition, we have adopted a new compensation philosophy to match our transformation into a small, technology-enabled services business aimed at long-term growth. As part of that philosophy, we determined that short-term cash incentives should play a smaller role and long-term equity incentives, in the form of stock options, should play a more prominent role in our compensation program. Accordingly, we reduced cash compensation for executive officers. We also initiated a stock option exchange tender offer on July 24, 2009 in which eligible stock options held by employees may be exchanged for new options at current market values, and we have made additional option grants to key contributors. To ensure employee retention, stock options held by employees are being exchanged at current market values and subjected to new 3 year vesting schedules. Notwithstanding these equity-related actions, we expect the total number of options outstanding at the end of this year to be down materially from the number outstanding at the beginning of the year due to cancellation of options held by employees of the Enterprise Business and employees included in our 2009 reductions in force.

Achieving the revenue scale and positive gross margin will take time, and we expect to continue to consume cash in operations until we reach certain revenue levels. We ended the second quarter of 2009 with approximately $103.1 million in cash and cash equivalents, investments and the ARS put option. Based on current plans, we expect to consume additional cash before reaching profitability.

We expect to continue to explore both organic and inorganic growth opportunities. In particular, we may acquire complementary companies that can contribute to the strategic, operational and financial performance of our Consumer Business. In the event that we are unable to identify suitable acquisition targets that are appropriately valued, we will evaluate other possible uses of our available cash consistent with the best interests of our stockholders.

Critical Accounting Policies and Estimates

In preparing our condensed consolidated financial statements in conformity with accounting principles generally accepted in the United States, we make assumptions, judgments and estimates that can have a significant impact on our net revenue, and operating results, as well as on the value of certain assets and liabilities on our condensed consolidated balance sheet. We base our assumptions, judgments and estimates on historical experience and various other factors that we believe to be reasonable under the circumstances. Actual results could differ materially from these estimates under different assumptions or conditions. On a regular basis we evaluate our assumptions, judgments and estimates and make changes accordingly. We believe that the assumptions, judgments and estimates involved in the accounting for revenue recognition, allowance for doubtful accounts, business combinations – purchase accounting, fair value measurements, fair value estimates, accounting for income taxes, accounting for goodwill and other intangible assets, and stock-based compensation have the greatest potential impact on our condensed consolidated financial statements, so we consider these to be our critical accounting policies. We discuss below the critical accounting estimates associated with these policies. For further information on the critical accounting policies, see Note 1 to our Condensed Consolidated Financial Statements.

Revenue Recognition

Our revenue recognition policy is one of our critical accounting policies because revenue is a key component of our results of operations and is based on complex rules which require us to make judgments. In applying our revenue recognition policy we must determine whether revenue is to be recognized on a gross or net basis in accordance with the provisions of EITF Issue No. 99-19, “Reporting Revenue Gross as a Principal versus Net as an Agent,” which portions of our revenue are to be recognized, and which portions must be deferred and recognized in subsequent periods. We do not record revenue on sales transactions when the collection of cash is in doubt at the time of sale, and we use management judgment in determining collectability. From time to time, we may enter into agreements which involve us making payments to our channel partners. We evaluate the agreements based on EITF Issue No. 01-9, “Accounting for Consideration Given by a Vendor to a Customer (Including a Reseller of the Vendor’s Products,” and use judgment in evaluating the treatment of such payments and in determining which portions of these payments should be recorded against revenue and which should be recorded as an expense. We generally provide a refund period on services, and we employ judgment in determining whether a customer is eligible for a refund based on that customer’s specific facts and circumstances.

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

Fair Value Measurements

Effective January 1, 2008, support.com adopted SFAS No. 157, “Fair Value Measurements.” SFAS No. 157 defines fair value, establishes a framework for measuring fair value under generally accepted accounting principles and enhances disclosures about fair value measurements. Fair value is defined under SFAS No. 157 as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. Valuation techniques used to measure fair value under SFAS No. 157 must maximize the use of observable inputs and minimize the use of unobservable inputs. The standard describes a fair value hierarchy based on three levels of inputs, of which the first two are considered observable and the last unobservable, that may be used to measure fair value, which are the following:

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

Our Level 3 assets consist of auction-rate debt securities with various state student loan authorities and the auction-rate securities put option (discussed below). Beginning in February 2008, all auctions for these securities have failed. Based on the continued failure of these auctions and the underlying maturities of the securities, we continue to classify our non-UBS holdings as long-term assets. Based on our ability to exercise the Rights Agreement with UBS beginning June 30, 2010, we have classified our UBS ARS holdings as current assets on our balance sheet. The fair value of the auction-rate securities as of June 30, 2009 was estimated by management.

Fair Value Estimates

In November, 2008, we signed a Rights Agreement with UBS concerning the disposition of our auction-rate securities (ARS). The UBS agreement gives us the right to sell our ARS holdings back to UBS, at par value, beginning June 30, 2010 through July 2, 2012. Prior to June 30, 2010, UBS has the right to sell support.com’s ARS holdings at any time, and return par value to us. The rights represent a freestanding financial instrument for accounting purposes. As noted above, we elected to value this “put” option at fair value as allowed under SFAS No. 159. We recognized the value of the repurchase right as an asset with the corresponding gain recorded in earnings. Fair value was determined using a “with and without” approach, based on a discounted cash flow valuation comparing the value of the ARS with the put option and without it. We took into account the same factors as those used to value the ARS noted above. The value of the rights offer was recorded in interest income and expense, net. As of June 30, 2009, the value of the rights offer was $3.4 million, which substantially off-set the realized loss recorded on the related ARS in our condensed statement of operations. In any period in which a change in value of our ARS put option does not fully offset a change in value of our UBS ARS, or vice versa, our condensed consolidated statement of operations will be impacted.

Our UBS ARS are presented as short-term investments on our balance sheet, and the value of the Rights Agreement is presented separately as an ARS put option. At June 30, 2009, the value of the ARS and the ARS put option was 21.3% of our total assets. This ARS put option is not a traditional put option in that it is non-transferable, non-assignable, and not available for trade in any financial market.

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

Accounting for Income Taxes

We are required to estimate our income taxes in each of the tax jurisdictions in which we operate. This process involves our management’s estimation of our actual current tax exposures together with an assessment of temporary differences determined based on the difference between the financial statement and tax basis of certain items. These differences result in net deferred tax assets and liabilities, which are included within our condensed consolidated balance sheets. We must assess the likelihood that we will be able to recover our deferred tax assets. If recovery is not likely, we must increase our provision for taxes by recording a valuation allowance against the deferred tax assets that we estimate will not ultimately be recoverable. We currently have provided a full valuation allowance on our U.S deferred tax assets and a full valuation allowance on certain foreign deferred tax assets.

Accounting for Goodwill and Other Intangible Assets

At June 30, 2009, our recorded goodwill was $2.9 million. We assess the impairment of goodwill annually or more often if events or changes in circumstances indicate that the carrying value may not be recoverable. An impairment loss would be recognized if the fair value of the reporting unit is less than the carrying value of the reporting unit’s net assets on the date of the evaluation. The estimate of cash flow is based upon, among other things, certain assumptions about expected future operating performance and an appropriate discount rate determined by our management. Our estimates of discounted cash flows may differ from actual cash flows due to, among other things, economic conditions, changes to the business model or changes in operating performance. If we made different estimates, material differences may result in write-downs of net long-lived and intangible assets, which would be reflected by charges to our operating results for any period presented.

At June 30, 2009, our intangible assets, net were $334,000. We assess the impairment of finite lived identifiable intangible assets whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. An impairment loss would be recognized when the sum of the future net cash flows expected to result from the use of the asset and its eventual disposition is less than its carrying amount. Such impairment loss would be measured as the difference between the carrying amount of the asset and its fair value.

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

RESULTS OF OPERATIONS

The following table sets forth the results of operations for the three and six months ended June 30, 2009 and 2008 expressed as a percentage of total revenue.

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
Revenue	100%	100%	100%	100%

Costs and expenses:
Cost of revenue	125	209	123	195
Amortization of intangible assets	1	3	1	2
Research and development	39	156	39	180
Sales and marketing	66	280	66	342
General and administrative	87	410	93	436

Total costs and expenses	318	1,058	322	1,155

Loss from operations	(218)	(958)	(222)	(1,055)

Interest and other income, net	12	81	2	136

Loss from continuing operations, before income taxes	(206)	(877)	(220)	(919)

Provision/(benefit) for income taxes	(83)	0	(40)	0

Loss from continuing operations	(123)	(877)	(180)	(919)

Income from discontinued operations, after income taxes	188	389	107	418

Net income/(loss)	65%	(488)%	(73)%	(501)%

REVENUE

	Three Months Ended June 30,				Six Months Ended June 30,
In thousands, except percentages	2009	2008	$ Change	% Change	2009	2008	$ Change	% Change
Revenue	$3,433	$891	$2,542	285%	$7,047	$1,593	$5,454	342%

Revenue consisted primarily of services to consumers, either through our channel partners or directly via our website www.support.com. We also license certain of our consumer software products to partners on a per-use basis. Our business was beginning to generate revenue in 2008 and revenues in the three- and six- month period ended June 30, 2008 were significantly smaller than in the same periods in 2009. The increase in revenue from 2008 to 2009 was due to increased services demand from consumer partners, primarily from Office Depot. We expect revenue to grow this year relative to 2008 as we diversify and grow our channel partnerships and our direct-to-consumer business.

COSTS AND EXPENSES

Costs of Revenue

	Three Months Ended June 30,				Six Months Ended June 30,
In thousands, except percentages	2009	2008	$ Change	% Change	2009	2008	$ Change	% Change
Cost of revenue	$4,280	$1,858	$2,422	130%	$8,650	$3,100	$5,550	179%

Cost of revenue consists primarily of salary and related expenses for operations personnel and technology support agents, technology and telecommunication expenses related to the delivery of services and other employee-related expenses. The increase for 2009 as compared to 2008 resulted primarily from salary and related overhead expenses for our technology support agents. Over time we expect to add technology support agents to support revenue growth, but we expect to continue driving increased efficiencies through technology and call center management, resulting in improved gross margins.

Amortization of Intangible Assets

	Three Months Ended June 30,				Six Months Ended June 30,
In thousands, except percentages	2009	2008	$ Change	% Change	2009	2008	$ Change	% Change
Amortization of intangible assets	$42	$28	$14	50%	$84	$28	$56	200%

Amortization of intangible assets resulted from acquisition of YourTechOnline.com (YTO), which occurred May 2, 2008.

OPERATING EXPENSES

	Three Months Ended June 30,				Six Months Ended June 30,
In thousands, except percentages	2009	2008	$ Change	% Change	2009	2008	$ Change	% Change
Research and development	$1,342	$1,392	$(50)	(4)%	$2,748	$2,872	$(124)	(4)%
Sales and marketing	$2,273	$2,492	$(219)	(9)%	$4,620	$5,448	$(828)	(15)%
General and administrative	$2,980	$3,654	$(674)	(18)%	$6,578	$6,953	$(375)	(5)%

Research and development. Research and development costs are expensed as incurred. Research and development expense consists primarily of compensation costs, third-party consulting expenses and related overhead costs for research and development personnel. The decrease in research and development expense from 2008 to 2009 resulted primarily from lower salary and related expenses due to fewer research and development personnel.

Sales and marketing. Sales and marketing expense consists primarily of compensation costs, including salaries and sales commissions for sales, business development and marketing personnel expenses for lead generation activities and promotional expenses, including public relations, advertising and marketing activities. The decrease in sales and marketing expense from 2008 to 2009 resulted primarily from lower salary and related expenses due to fewer personnel and lower advertising expense offset by restructuring costs in 2009.

General and administrative. General and administrative expense consists primarily of compensation costs and related overhead costs for administrative personnel and professional fees for legal, accounting and other professional services. The decrease in general and administrative expense from 2008 to 2009 resulted primarily from lower salary and related expense due to fewer personnel and lower facilities and information technology costs.

INTEREST INCOME AND OTHER, NET

	Three Months Ended June 30,				Six Months Ended June 30,
In thousands, except percentages	2009	2008	$ Change	% Change	2009	2008	$ Change	% Change
Interest income and other, net	$422	$721	$(299)	(41)%	$121	$2,170	$(2,049)	(94)%

The decrease in interest income and other resulted primarily from lower average investment balances and lower interest income on our marketable securities as we shifted more of our investments into relatively safer but lower yielding money market instruments in order to reduce our credit risk. During the second quarter of 2009, we recorded a realized gain of $218,000, net, related to a gain of $1.8 million to adjust the value of UBS ARS to fair value and a loss of $1.6 million on ARS put option. For the six months ended June 30, 2009, the change in value of our ARS put option fully offset the change in value of our UBS ARS.

PROVISION FOR INCOME TAXES

	Three Months Ended June 30,				Six Months Ended June 30,
In thousands, except percentages	2009	2008	$ Change	% Change	2009	2008	$ Change	% Change
Provision/(benefit) for income taxes	$(2,841)	$1	$(2,840)	(2,840)%	$(2,837)	$(1)	$(2,836)	(2,836)%

The income tax benefits in 2009 related to continuing operations are primarily comprised of the benefit of utilization of continuing operations tax attributes to offset the tax on the income from discontinued operations as well as some state income taxes and the benefit of federal refundable research and development credits.

The increase in the provision (benefit) for income taxes from 2008 to 2009 resulted from the utilization of continuing operations tax attributes to offset the tax reported as part of discontinued operations.

LIQUIDITY AND CAPITAL RESOURCES

Total cash, cash equivalents, investments and the auction-rate securities put option at June 30, 2009 was $103.1 million, including approximately $20.5 million received for the sale of our Enterprise Business. This balance presents an $8.1 million increase from the balance of $95.0 million at December 31, 2008.

Operating Activities

Net cash used in operating activities was $13.5 million and $6.6 million for the six months ended June 30, 2009 and 2008, respectively. Net cash used in operating activities for the six months ended June 30, 2009 resulted primarily from a net loss of $5.2 million, a reduction in deferred revenue for discontinued operations of $1.5 million driven by lower deferred maintenance revenue and a gain on the sale of the Enterprise Business of $4.7 million, partially offset by non-cash items of $2.8 million. Such items primarily include depreciation, write-off of fixed assets, amortization of premiums and discounts on marketable securities, stock-based compensation expenses and amortization of intangible assets. Net cash used in operating activities for the six months ended June 30, 2008 resulted primarily from a net loss of $8.0 million and a reduction in deferred revenue for discontinued operations of $1.6 million driven by lower deferred maintenance revenue, partially offset by non-cash items of $2.7 million. Such items primarily include depreciation, amortization of premiums and discounts on marketable securities, stock-based compensation expense and amortization of intangible assets.

Investing Activities

Net cash provided by investing activities was $14.9 million and $35.1 million for the six months ended June 30, 2009 and 2008, respectively. Net cash provided by investing activities for the six months ended June 30, 2009 was primarily due to the proceeds from the sale of the Enterprise Business of $20.5 million and sales and maturities of $7.9 million in marketable securities offset by the purchases of $13.4 million in marketable securities. Net cash provided by investing activities for the six months ended June 30, 2008 was primarily due to sales and maturities of $77.8 million in marketable securities offset by the purchases of $38.3 million in marketable securities, $2.8 million for the acquisition of YTO, expenditures of $322,000 for property and equipment and $1.4 million for purchased technology.

Financing Activities

Net cash provided by financing activities was $265,000 and $195,000 for the six months ended June 30, 2009 and 2008, respectively. Net cash provided by financing activities for the six months ended June 30, 2009 resulted from net proceeds from the purchase of 74,041 common shares under the ESPP and net proceeds from the issuance of 146,239 common shares under the 2000 Omnibus Equity Incentive Plan. Net cash provided by financing activities for the six months ended June 30, 2008 was attributable to net proceeds from the purchase of 64,181 common shares under the ESPP.

Working Capital and Capital Expenditure Requirements

At June 30, 2009, we had stockholders’ equity of $103.5 million and working capital of $ 97.4 million. We believe that our existing cash balances will be sufficient to meet our working capital requirements for at least the next 12 months.

We plan to make substantial investments in our business during 2009. We believe these investments and others are essential to creating sustainable growth in our business in the future. Because these investments will likely precede any associated revenues, we expect our working capital to decrease in the near term. Additionally, we may choose to acquire other businesses or complimentary technologies to enhance our product capabilities and such acquisitions would likely require the use of cash.

Achieving revenue scale to reach positive gross margin will take time, and we expect to consume cash in operations until we reach these revenue levels. We ended the second quarter of 2009 with approximately $103.1 million in cash and cash equivalents, investments and ARS put option. Based on current plans, we expect to consume additional cash before reaching profitability.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate and Market Risk

We actively monitor market conditions and developments specific to the securities and security classes in which we invest. We believe that we take a conservative approach to investing our funds. While we believe we take prudent measures to mitigate investment-related risks, such risks cannot be fully eliminated, as there are circumstances outside our control. The primary objective of our investment activities is to preserve principal while at the same time maximizing the income we receive from our investments without significantly increasing risk. To achieve this objective, we have invested our excess cash in a variety of securities, including government debt securities, auction-rate securities (ARS), corporate notes and bonds, commercial paper and money market funds meeting certain criteria. These securities are classified as available-for-sale, except for our UBS ARS holdings, which are classified as trading, as described below. Consequently, our available-for-sale securities are recorded on the balance sheet at fair value with unrealized gains or losses reported as a separate component of accumulated other comprehensive income (loss). Our holdings of the securities of any one issuer, except government agencies, do not exceed 10% of our portfolio. We do not utilize derivative financial instruments to manage our interest rate risks.

At June 30, 2009 and December 31, 2008 we had investments in AAA-rated ARS with various state student loan authorities with estimated fair values of $20.3 million and $15.8 million, respectively. The student loans made by these authorities are substantially guaranteed by the federal government through the Federal Family Education Loan Program (FFELP). ARS are long-term floating rate bonds tied to short-term interest rates. After the initial issuance of the securities, the interest rate on the securities is reset periodically, at intervals established at the time of issuance (e.g., every seven days, twenty-eight days, thirty-five days, or every six months), based on market demand, if the auctions are successful. ARS are bought and sold in the marketplace through a competitive bidding process often referred to as a “Dutch auction.” If there is insufficient interest in the securities at the time of an auction, the auction may not be completed and the ARS then pays a default interest rate. Following such a failed auction, we cannot access our funds that are invested in the corresponding ARS until a future auction of these investments is successful, new buyers express interest in purchasing these securities in between reset dates, issuers establish a different form of financing to replace these securities, or final payments become due according to contractual maturities. Commencing in February 2008, conditions in the global credit markets resulted in failed auctions for all of our ARS held. In the near term, our ability to liquidate our investments or fully recover the carrying values may be limited or not exist.

In August 2008, UBS, the broker-dealer for most of our ARS, announced a settlement under which it has offered to provide liquidity solutions for, or purchase, the ARS held by its institutional clients. In October 2008, UBS extended an offer of rights to us to sell our eligible ARS at par value back to UBS beginning June 30, 2010 through July 2, 2012. All of the UBS ARS qualify as “eligible” for purposes of the rights offer. Under the offer, UBS will have sole discretion without prior notice to the Company, to sell our eligible securities and return par value to the Company up through July 2, 2012. In November 2008, we elected to accept the offer of rights from UBS that gives us the option to sell UBS a total of $20.8 million at par value at any time beginning June 30, 2010 through July 2, 2012. Upon acceptance of the UBS rights offer, we elected to value the ARS put option at fair value as allowed under SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities.” See Note 1 “Significant Accounting Policies” to the accompanying condensed consolidated financial statements of this Form 10-Q for further information. Given the UBS rights offer, we have elected a one-time transfer of our UBS ARS from available-for-sale to trading securities in accordance with FASB Statement No. 115, “Accounting for Certain Investments in Debt and Equity Securities” (SFAS 115). The transfer to trading securities reflects our management’s intent to exercise its ARS put option during the period June 30, 2010 to July 2, 2012. During the quarter ended June 30, 2009, we recorded a gain of $1.8 million to adjust the value of the UBS ARS to fair value and a loss of $1.6 million on ARS put option for a net realized gain of $218,000 in interest income (expense) and other, net, in our condensed consolidated statement of operations. For the six months ended June 30, 2009, we had a net realized gain of zero. Further changes in the value of the UBS ARS will also be recorded on our condensed consolidated statement of operations in this manner.

The fair value of our ARS at June 30, 2009 reflects an unrealized loss of $0.7 million, entirely related to securities classified as available-for-sale.

Fair value for all ARS, including both the UBS securities classified as trading securities and the other ARS classified as available-for-sale, was based on a discounted cash flow valuation that takes into account a number of factors including the weighted average remaining term (WART) of the underlying securities, the expected return, and the discount rate. The actual WART from servicing reports was used where available. For securities where the actual WART was not available an estimate based on other securities held was used. The expected return was calculated based on the last twelve months average for the 91 day T-bill plus a spread. This rate is the typical default rate for ARS held by us. The discount rate was calculated using the 3-month LIBOR rate plus adjustments for the security type. Changes in any of the above estimates, especially the weighted average remaining term or the discount rate, could result in a material change to the fair value. At June 30, 2009, all ARS were classified as Level 3 assets in accordance with the Statement of Financial Accounting Standards (SFAS) No. 157, “Fair Value Measurements” hierarchy. Presently we have determined the decline in value for the available-for-sale ARS to be temporary because i) we have no intent to sell the security and we believe that we will not be required to sell the security before the recovery of its amortized cost due to our large cash reserves; ii) through June 30, 2009 all of the securities have maintained their AAA credit ratings; and iii) loans made by the issuers are backed by the federal government. In accordance with FAS 115-2, we also conclude that we do not intend to sell an impaired security and will not be required to sell the security before the recovery of our amortized cost basis due to its large cash reserves.

However if circumstances change, we may be required to record an other-than-temporary impairment charge on the available-for-sale ARS. We may similarly be required to record other-than-temporary impairment charges if the ratings on any of these securities are reduced or if any of the issuers default on their obligations. In addition to impairment charges, any of these events could cause us to lose part or all of our investment in these securities. Any of these events could materially affect our results of operations and our financial condition. We currently believe these securities are not significantly impaired for the reasons described above; however, it could take until the final maturity of the underlying notes (up to 30 years) to realize our investments’ recorded value.

Impact of Foreign Currency Rate Changes

The functional currencies of our international operating subsidiaries are the local currencies. We translate the assets and liabilities of our foreign subsidiaries at the exchange rates in effect on the balance sheet date. We translate their cost–plus income and expenses at the average rates of exchange in effect during the period. We include translation gains and losses in the stockholders’ equity section of our balance sheet. We include net gains and losses resulting from foreign exchange transactions in interest income and other in our statements of operations. Since we translate foreign currencies (primarily Canadian dollars, British pounds, European Union euros and Indian rupees) into U.S. dollars for financial reporting purposes, currency fluctuations can have an impact on our financial results. We have both revenues and expenses that are denominated in foreign currencies. Historically, foreign currency expenses have been larger than foreign currency revenues. A weaker U.S. dollar environment would generally have a negative impact on our statement of operations, while a stronger U.S. dollar environment would have a positive impact on our statement of operations. The historical impact of currency fluctuations has generally been immaterial. Although the impact of currency fluctuations on our financial results has generally been immaterial, there can be no guarantee that the impact of currency fluctuations will not be material in the future. As of June 30, 2009 we did not engage in foreign currency hedging activities.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We maintain “disclosure controls and procedures,” as such term is defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”), that are designed to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in SEC rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating our disclosure controls and procedures, management recognized that disclosure controls and procedures, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the disclosure controls and procedures are met. Our disclosure controls and procedures have been designed to meet, and our management believes they meet, reasonable assurance standards. Additionally, in designing disclosure controls and procedures, our management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible disclosure controls and procedures. The design of any disclosure controls and procedures also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended June 30, 2009 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

See Note 5 “Contingencies” to the condensed consolidated financial statements in Part I, Item 1 of this Quarterly Report on Form 10-Q for a description of legal proceedings.

ITEM 1A. RISK FACTORS

This report contains forward-looking statements regarding our business and expected future performance as well as assumptions underlying or relating to such statements of expectation, all of which are “forward looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. We are subject to many risks and uncertainties that may materially affect our business and future performance and cause those forward-looking statements to be inaccurate. Words such as “expects,” “anticipates,” “intends,” “plans,” “believes,” “forecasts,” “estimates,” “seeks,” “may result in,” “focused on,” “continue to,” and similar expressions often identify forward-looking statements. In this report, forward-looking statements include, without limitation, the following:

•	Our expectations and beliefs regarding future conduct and growth of our business;

•	Our expectations regarding channel partners and the anticipated timing and magnitude of revenue from these partners;

•	Our expectations regarding our ability to deliver premium technology services efficiently;

•	Our beliefs regarding the impact of global economic instability on our business;

•	Our ability to hire, train and retain technology support agents;

•	Our beliefs and expectations regarding the introduction of new products and related services;

•	Our expectations regarding cash flows and expenses, including cost of goods sold, sales and marketing, research and development efforts, and administrative expenses;

•	Our assessment of seasonality, mix of revenue, and other trends for our business;

•	Our expectations regarding the costs and other effects of acquisition and disposition transactions;

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

Our Enterprise Business historically generated a substantial portion of our revenue. After its sale we are a much smaller company, and in order to succeed, we will need to achieve profitability in our Consumer Business.

In June 2009, we sold our Enterprise Business, which has historically been the source of a substantial portion of our revenue. For the fiscal year ended December 31, 2008, our Enterprise Business segment accounted for $42.1 million of our total revenues of $48.9 million while our Consumer Business segment accounted for only $6.8 million of our total revenues. We intend to invest a portion of the net proceeds of the sale of the Enterprise Business to grow our Consumer Business. There is no guarantee that we will be able to achieve sustained growth or profitability in our Consumer Business or in new business opportunities we may pursue. In addition, given our size and the fact that the sole focus of our business is our Consumer Business, our management has an even greater expectation from stockholders and industry analysts to produce improved quarterly financial results for our Consumer Business as compared to the periods prior to the sale of the Enterprise Business when the diversity of our revenue streams could would enable one of our segments to offset weakness in the other segment.

Our Consumer Business has not been profitable and may not achieve profitability in future periods.

We were not profitable in 2008 or in the first half of 2009. In addition, we intend to make significant investments in support of our business, and we expect to continue to sustain losses over the balance of 2009 and in subsequent periods. If we fail to achieve revenue growth as a result of these additional investments or if such revenue growth does not result in our achieving profitability, the market price of our common stock will likely decline. A sustained period of losses would also result in an increased usage of cash to fund our operating activities and a corresponding reduction in our cash balance.

Because a small number of customers and channel partners have historically accounted for and may in future periods account for the substantial majority of our revenue, delays of specific programs or losses of certain customers could decrease our revenue.

In 2009, one company, Office Depot, has accounted for the substantial majority of our total revenue after giving effect to the sale of our Enterprise Business. Although we are expanding our relationships with other channel partners, Office Depot will, at least in the near term, account for a substantial majority of our total revenue. Therefore, our revenue could decline because of the loss or decline in activity of Office Depot or delay of a significant program by any channel partner. Additionally, we may not obtain new channel partners or customers. The failure to obtain significant new channel partners, the loss or decline of significant channel partners, and the failure to receive fees for services delivered would harm our operating results.

Our failure to establish and expand successful partnerships to sell our products and services would harm our operating results.

Our service offerings require us to establish and maintain relationships with third parties who market and sell our premium technology services. Failure to establish or maintain third-party relationships in our business, particularly with firms that sell our services, on acceptable terms or at all, could materially and adversely affect the success of our business. We sell to numerous consumers through each of these channel partners, and therefore a delay in the launch or rollout of our services program with even one of these channel partners could cause us to miss revenue targets. The process of establishing a relationship with a channel partner can be complex and time consuming, and we must pass multiple levels of review and test marketing in order to be selected. If we are unable to establish a sufficient number of new channel partners on a timely basis our sales will suffer. There is also the risk that, once established, our programs with these channel partners may take longer than we expect to produce revenue or may not produce revenue at all. One or more of our key channel partners may also discontinue selling our services, offer them only on a limited basis or devote insufficient time and attention to promoting them to their customers. If any of these key channel partners merge with a competitor, particularly one that offers a service competitive with ours, all of these risks could be exacerbated. Each of these risks could reduce our sales and significantly harm our operating results.

Our Consumer Business has a limited operating history and is based on a relatively new business model.

Our Consumer Business is a technology-enabled services business that was launched in 2007 to provide consumers with assistance in managing technology. Prior to January 2008, we operated our business in only one segment. We are executing a plan to extend our Consumer Business by providing premium technology services to consumers both through channel partners and directly. We may not be able to offer these services successfully. We have limited experience in reaching or serving consumers and in managing technology services agents. All of our North American technology services agents are now home-based, which requires a high degree of coordination and quality control of employees working from diverse and remote locations. We are currently experiencing losses in our Consumer Business and we expect to continue to use significant cash and incur costs to support this initiative, including costs associated with recruiting, training and managing our technology services agents, costs to develop and acquire technology and infrastructure to support our Consumer Business, promotional costs associated with reaching consumers, and costs of obtaining personnel with the necessary consumer expertise. These investments, which typically are made in advance of revenue, may not yield increased revenue to offset these expenses. As a result of these factors, the future revenue and income potential of our Consumer Business is uncertain. Any evaluation of our Consumer Business and our prospects must be considered in light of these factors and the risks and uncertainties often encountered by companies in our early stage of development. Some of these risks and uncertainties relate to our ability to do the following:

•	Maintain our current relationships, and develop new relationships, with consumers and channel partners;

•	Meet anticipated growth targets;

•	Successfully introduce new, and upgrade our existing, products and services for consumers;

•	Adapt to industry consolidation;

•	Respond effectively to competition;

•	Respond to government regulations relating to our Consumer Business;

•	Attract and retain qualified management and employees; and

•	Manage our expanding operations and implement and improve our operational, financial and management controls.

If we are unable to address these risks, our business, results of operations and prospects could suffer.

We are a small public company with a large cash balance relative to our size.

We are a publicly traded company and are subject to SEC and Nasdaq rules and regulations, including the Sarbanes-Oxley Act of 2002. While all public companies face the costs and burdens associated with being publicly traded, given the size of our Consumer Business, the costs and burden of being a public company will be a significant portion of our annual revenues. We had approximately $103.1 million in cash, cash equivalents, investments and ARS put option as of June 30, 2009. In the past our market capitalization has been lower than our cash balance. If these dynamics continue, we may be a take-over target in the future. This might cause distractions for our management and our board of directors and might otherwise prevent us from executing on our strategy for the Consumer Business to build long term stockholder value.

Our quarterly results have in the past, and may in the future, fluctuate significantly.

Our quarterly revenue and operating results have in the past and may in the future fluctuate from quarter to quarter. As a result, we believe that quarter-to-quarter and year-to-year comparisons of our revenue and operating results may not be accurate indicators of future performance.

Several factors that have contributed or may in the future contribute to fluctuations in our operating results include:

•	Demand for our services;

•	Our ability to increase the efficiency and capacity of our technology services agents;

•	The performance of our channel partners;

•	Instability in the global macroeconomic climate and its effect on our and our channel partners’ operations;

•	The rate of expansion of our offerings and our investments therein;

•	Our reliance on a small number of channel partners for a substantial portion of our revenue;

•	The price and mix of products and services we or our competitors offer;

•	Our ability to attract and retain customers and channel partners;

•	Our ability to adapt to our customers’ needs in a market space defined by frequent technological change;

•	Seasonal trends resulting from corporate spending patterns;

•	The amount and timing of operating costs and capital expenditures in our business;

•	Diversion of management’s attention from other business concerns and disruption of our ongoing business as a result of acquisitions or divestitures by us;

•	The exercise of judgment by our management in making accounting decisions in accordance with our accounting policies; and

•	Potential losses on investments, or other losses from financial instruments we may hold that are exposed to market risk.

We may make acquisitions in the Consumer Business that may not prove successful.

We are considering acquisitions for our Consumer Business. We may not be able to identify suitable acquisition candidates at prices we consider appropriate. If we do identify an appropriate acquisition candidate, we may not be able to successfully and satisfactorily negotiate the terms of the acquisition. Our management may not be able to effectively implement our acquisition program and internal growth strategy simultaneously. The integration of acquisitions involves a number of risks and presents financial, managerial and operational challenges. We may have difficulty, and may incur unanticipated expenses related to, integrating management and personnel from these acquired entities with our management and personnel. Our failure to identify, consummate or integrate suitable acquisitions could adversely affect our Consumer Business. We cannot readily predict the timing, size or success of our future acquisitions. Failure to successfully operate our acquisition program could have a material adverse effect on our business, prospects, financial condition and results of operations. Acquisitions and divestitures could involve a number of other potential risks to our business, including the following, any of which could harm our business results:

•	Unanticipated costs and liabilities and unforeseen accounting charges or fluctuations;

•	Delays and difficulties in delivery of products and services;

•	Failure to effectively integrate or separate management information systems, personnel, research and development, marketing, sales and support operations;

•	Loss of key employees;

•	Economic dilution to gross and operating profit;

•	Diversion of management’s attention from other business concerns and disruption of our ongoing business;

•	Difficulty in maintaining controls and procedures;

•	Uncertainty on the part of our existing customers about our ability to operate after a transaction;

•	Loss of customers;

•	Loss of partnerships;

•	Declines in revenue and increases in losses;

•	Failure to realize the potential financial or strategic benefits of the acquisition or divestiture; and

•	Failure to successfully further develop the combined or remaining technology, resulting in the impairment of amounts recorded as goodwill or other intangible assets.

Declines in demand for computers and other electronic products could adversely affect our business.

Some of our channel partners have reported a decline in the sale of personal computers and other personal electronics. Delays or reductions in demand for our services by consumers could materially adversely affect our financial results. If the markets for computers and electronic products continue to decline, demand for services related thereto may also decline, and our business, results of operations or financial condition could be materially and adversely affected.

Economic instability may harm our operating results and the financial condition of our business.

As has been widely reported, over the past year the economies of the United States and foreign countries have been experiencing extreme disruption, including, among other things, higher mortgage delinquencies, increased unemployment, decreased consumer spending, highly volatile securities markets, diminished liquidity and credit availability, currency fluctuation, and downgrades and declining valuations of certain investments. These economic developments potentially affect our business in several ways. Our channel partners and prospects may be unable to obtain financing for major commitments and operations, they may reduce their spending or delay or cancel programs that include our offerings and they may be unable to pay us in a timely fashion. While we monitor these situations carefully and attempt to take appropriate measures to protect ourselves by recognizing revenue upon collection of accounts from channel partners we deem to have credit risks and upon sell-through by resellers, it is possible that we may have to write down or write off doubtful accounts. Such write-downs or write-offs would negatively affect our operating results for the period in which they occur and, if large enough, could have a material adverse effect on our operating results and financial condition. Our business, including our investment portfolio, may be harmed by general decreases in economic activity, including decreases in business and consumer spending and uncertainty due to economic disruptions and government intervention in the financial markets. We cannot predict the duration and severity of the current disruption in the macroeconomic climate and market conditions, and these conditions may harm our operating results.

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

Finally, the market prices of technology companies have been extremely volatile. Stock prices of many technology companies have often fluctuated in a manner unrelated or disproportionate to the operating performance of such companies. In the past, following periods of market volatility, stockholders have often instituted securities class action litigation relating to the stock trading and price volatility of the technology company in question. Any securities litigation we are involved in could result in our incurring substantial defense costs and diverting resources and the attention of management from our business.

If we fail to hire, train and manage our technology services agents efficiently and in a manner that provides an adequate level of support for our customers, our reputation and revenues could be harmed.

Our business plan depends in part on our ability to attract, manage and retain our technology services agents in North America in order to satisfy demand for our services. We may be unable to hire, train and manage adequate numbers of competent technology services agents, which is essential in creating a favorable interactive customer experience, including reducing customer wait times, reducing the time it takes our technology services agents to deliver our services, and meeting customer demand for our services at peak times. We have limited experience in hiring, training, and managing these technology services agents. Although our service delivery and communications infrastructure enables us to monitor and manage these technology services agents remotely, because they are home-based and geographically dispersed, it is more difficult to directly supervise their work. Any problems we encounter retaining technology services agents could seriously jeopardize our service delivery operations and our revenue. If we are unable to continually provide adequate staffing for our service delivery operations, our revenue and reputation could be seriously harmed.

From time to time, we enter into relationships with outsourcers to provide technology services to customers located outside North America and to provide on-site services for certain North American customers. We may be less able to manage the quality of services provided by outsourced technology services agents or third-party onsite service providers as directly as we would our own employees. In addition, outsourced services may be more costly. We also face the risk that disruptions or delays in outsourcers’ communications and information technology infrastructure could cause lengthy interruptions in the availability of our services. Any of these risks could harm our operating results.

Disruptions in our information technology and service delivery infrastructure and operations, including interruptions or delays in service from our third-party web hosting provider, could impair the delivery of our services and harm our business.

Our operations depend on the continuing operation of our information technology and communication systems and those of our external service providers. Any damage to or failure of those systems could result in interruptions in our service, which could reduce our revenues and damage our reputation. We serve our customers through a third-party hosting facility located in the United States. This facility is operated by a publicly held company specializing in operating such facilities, and we do not control the operation of this facility. As it briefly did recently, this facility may experience unplanned outages and other technical difficulties, and it is vulnerable to damage or interruption from fires, floods, earthquakes, telecommunications and connectivity failures, power failures, and similar events. This facility is also subject to risks from vandalism, break-ins, intrusion, and other malicious attacks. Despite substantial precautions taken, such as disaster recovery planning and back-up procedures, a natural disaster, act of terrorism or other unanticipated problem could cause a loss of information and data and lengthy interruptions in the availability of our services and hosted solutions offerings because we do not operate or maintain fully redundant systems. We rely on hosted systems maintained by third-party providers to deliver technology services to consumers, including taking customer orders, handling telecommunications for customer calls, and tracking sales and service delivery. Any interruption or failure of our internal or external systems could prevent us or our service providers from accepting orders and delivering services, or cause company and consumer data to be unintentionally disclosed. Our continuing efforts to upgrade and enhance the security and reliability of our information technology and communications infrastructure could be very costly, and we may have to expend significant resources to remedy problems such as a security breach or service interruption. Interruptions in our services resulting from labor disputes, telephone or Internet failures, power or service outages, natural disasters or other events, or a security breach could reduce our revenue, increase our costs, cause customers and channel partners to fail to renew or to terminate their use of our offerings, and harm our reputation and our ability to attract new customers.

The Asset Purchase Agreement for our Enterprise Business may expose us to contingent liabilities.

Under the Asset Purchase Agreement (the “Asset Purchase Agreement”) we entered into with Consona Corporation (“Consona”) in connection with the sale of our Enterprise Business completed in June 2009, we agreed to indemnify Consona for breaches or violations of any representation, warranty, covenant or agreement made by us in the Asset Purchase Agreement, for pre-closing and other liabilities related to the Enterprise Business, and for other matters, subject to certain limitations. Significant indemnification claims by Consona could have a material adverse effect on our financial condition. We will generally not be obligated to indemnify Consona for any breach of the representations and warranties made by us under the Asset Purchase Agreement until the aggregate amount of claims for indemnification for such breach exceeds $200,000 (except in the event of a breach of the sufficiency of purchased assets representation, in which case we will not be obligated to indemnify Consona for any breach of such representation until the aggregate amount of such claims exceeds $50,000, but we are then obligated to indemnify Consona for the full amount of such losses). In the event that claims for indemnification for breach of the representations and warranties made by us under the Asset Purchase Agreement exceed the stated threshold, we may be obligated to indemnify Consona for any damages or loss resulting from such breach in an amount not to exceed $2,000,000. Claims for indemnification for breach of any covenant, agreement or other matter made by us in the Asset Purchase Agreement, including claims for excluded liabilities, or claims for fraud or intentional misrepresentation, are not subject to the limits described above.

Our investments in marketable securities are subject to market risks which may cause losses and affect the liquidity of these investments.

We have historically invested our portfolio in government debt securities, municipal debt securities with an auction reset feature (“auction-rate securities” or “ARS”), corporate notes and bonds, commercial paper and money market funds meeting certain criteria. At June 30, 2009 we had $66.0 million in cash and cash equivalents, $30.8 million in short-term investments and $2.9 million in long-term investments. Included in these amounts are $24.4 million, par value, of auction-rate securities as of June 30, 2009, approximately $20.8 million of which is held by UBS AG (“UBS”). Financing arrangements that are available to us include the right to a loan from UBS at no net cost for up to the amount of the par value of our eligible auction-rate securities. This loan option is part of the rights offer we signed with UBS in November 2008, and is available until June 30, 2010. As of June 30, 2009, we had not exercised our right to obtain this loan.

Certain of our investments are subject to general credit, liquidity, market and interest rate risks, which may be exacerbated by the global macroeconomic downturn that, among other things, has caused credit and liquidity issues. Commencing in February 2008, illiquidity conditions in the global credit markets resulted in failed auctions for all of our auction-rate securities. In the near term, our ability to liquidate our investments or fully recover the carrying values may be limited or not exist. In addition, adverse market events could cause us to lose part or all of our investment in our portfolio. The market risks associated with our investment portfolio may have a negative adverse effect on our results of operations, liquidity and financial condition.

We may realize losses on our investments in auction-rate securities or be unable to liquidate these investments at desired times in desired amounts.

At June 30, 2009, we had $20.3 million, fair value, of auction-rate securities. Historically, our ARS were highly liquid, and used a Dutch auction process that resets the applicable interest rate at predetermined intervals, typically every 28 to 35 days, to provide liquidity at par. However, as a result of disruption in the global credit and capital markets, the auctions for all of our ARS failed beginning in February 2008 when sell orders exceeded buy orders. Accordingly, we were unable to sell any of our ARS. Of the $24.4 million, par value, of ARS as of June 30, 2009, approximately $20.8 million is held by UBS and has been classified as trading securities because of the ARS put option described below. Accordingly, during the second quarter of 2009 we recorded a realized gain of $218,000, net, related to a gain of $1.8 million to adjust the value of the UBS ARS to fair value and a loss of $1.6 million on the ARS put option.

In November 2008, we accepted an offer from UBS, entitling UBS, at any time during a two-year period from June 30, 2010 through July 2, 2012, to buy our auction-rate securities originally purchased from UBS at par value. In accepting the offer, we granted UBS the authority to sell or auction the ARS at par at any time up until the expiration date of the offer and released UBS from any claims relating to the marketing and sale of ARS. As part of this offer, we not only received a guarantee from UBS to purchase our UBS ARS holdings at par value, but also the right to a loan from UBS at no net cost to us for up to the amount of the par value of our eligible ARS holdings. Prior to any sale of our ARS, ARS will continue to accrue and pay interest as determined by the auction process or the terms specified in the ARS if the auction process fails. UBS’s obligations under the offer are not secured by its assets and do not require UBS to obtain any financing to support its performance obligations under the offer. UBS has disclaimed any assurance that it will have sufficient financial resources to satisfy its obligations under the offer. If UBS has insufficient funding to buy back the ARS and the auction process continues to fail, then we may incur further losses on the carrying value of the ARS.

Under applicable accounting rules we must re-value our ARS and ARS put option for UBS each reporting period. This means that changes in their value will be recorded as interest income (expense) and other, net, in our condensed consolidated statement of operations. In any period, a change in value of our auction-rate securities put option may be offset, at least in part, by a corresponding change in the value of our ARS or vice versa.

The remaining ARS was issued by another investment advisor who has not made an offer similar to UBS. Accordingly, we have continued to classify the ARS issued by this adviser as available-for-sale securities. Changes in their market value during the second quarter of 2009 have been recorded through other comprehensive income as a $670,000 loss. If market conditions deteriorate further, we may be required to record additional unrealized losses in other comprehensive income or as impairment charges. We will not be able to liquidate these investments unless the issuer calls the security, a successful auction occurs, a buyer is found outside of the auction process, or the security matures.

Management changes and reorganization efforts may strain our administrative, technical, operational and financial infrastructure and disrupt our business.

Our success depends on the skills, experience, performance, and focus of our senior management, engineering, sales, marketing and other key personnel. In June 2009, we completed the sale of the assets of our Enterprise Business to Consona Corporation. In connection with this asset sale, we made several management and organizational changes. Our success will depend to a significant extent on the ability of our executives and key employees to function effectively in their new roles and to work together successfully. If these executives and key employees do not function and work together successfully, or if we lose the services of one or more of our executives or key employees, our business could be harmed.

We are also focused on increasing our operating margins and improving our operating efficiencies. To this end, we reduced our workforce in the fourth quarter of 2008 and again in the first and second quarters of 2009. All of these changes place a strain on our management, and our administrative, technical, operational and financial infrastructure. In addition, reductions in our workforce could make it difficult to motivate and retain remaining employees or attract needed new employees, and could also affect our ability to deliver products and services in a timely fashion.

We must compete successfully in the markets in which we operate or our business will suffer.

We compete in markets that are highly competitive, subject to rapid change and significantly affected by new service introductions and other market activities of industry participants. We compete with a number of companies in the market for remote technology services. In addition, our customers and potential customers have developed or may develop similar offerings internally.

The markets for our services are still rapidly evolving, and we may not be able to compete successfully against current and potential competitors. Our ability to expand our business will depend on our ability to maintain our technological advantage, introduce timely enhanced products to meet growing support needs, deliver on-going value to our customers and scale our business. Competition in our markets could reduce our market share or require us to reduce the price of products and services, which could harm our business, financial condition and operating results.

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

If we fail to develop enhanced versions of our products and services in a timely manner or to provide services that achieve rapid and broad market acceptance, we may not maintain or expand our market share. We may fail to identify new product or service opportunities for our current market or new markets that we enter in the future. In addition, our existing products and services may become obsolete if we fail to introduce new products and services that meet new customer demands or support new standards. While we are developing new products and services, there can be no assurance that these new products and services will gain market acceptance or generate material revenue for us. We have limited control over factors that affect market acceptance of our products and services, including the willingness of companies to transition to our solutions and customer preferences for competitors’ products, services and delivery models.

We rely on third-party technologies and our inability to use or integrate third-party technologies could delay service development and could harm our business.

We generally use our own technology to diagnose and resolve consumer technology problems. If our products fail to perform well in consumers’ complex software environment, our services may not be successful. We intend to continue to license technologies from third parties, including applications used in our research and development activities and technologies, which are integrated into our services. Our use of technologies licensed from third parties poses certain risks. Some of the third-party technologies we license may be provided under “open source” licenses, which may have terms that require us to make generally available our modifications or derivative works based on such open source code. Our inability to obtain or integrate third-party technologies with our own technology could delay service development until equivalent compatible technology can be identified, licensed and integrated. These third-party technologies may not continue to be available to us on commercially reasonable terms or at all. We may fail to successfully integrate any licensed technology into our solutions or services, which would harm our business and operating results. Third-party licenses also expose us to increased risks that include:

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

A fundamental requirement for online communications, transactions and support is the secure collection, storage and transmission of confidential information. Our systems collect and store confidential and/or personal information of our individual customers as well as our channel partners and their end-users, including credit card information, and our employees and contractors may access and use that information in the course of providing services for our customers. In addition, we collect and retain personal information of our employees in the ordinary course of our business. We and our third-party contractors use commercially available technologies to secure this information. Despite these measures, third parties may attempt to breach the security of our data or that of our customers. In addition, errors in the storage or transmission of data could breach the security of that information. We may be liable to our customers for any breach in security and any breach could subject us to governmental or administrative proceedings or monetary penalties, and harm our business and reputation. Also, computers are vulnerable to computer viruses, physical or electronic break-ins and similar disruptions, which could lead to interruptions, delays or loss of data. We may be required to expend significant capital and other resources to comply with mandatory privacy and security standards required by law, industry standard, or contract, and to further protect against security breaches or to correct problems caused by any breach.

Privacy concerns and laws or other domestic or foreign regulations may require us to incur significant costs and may reduce the effectiveness of our solutions, and our failure to comply with those laws or regulations may harm our business and cause us to lose customers.

Our software contains features that allow our technology services agents to access, control, monitor or collect information from computers running the software. Federal, state and foreign government bodies and agencies, however, have adopted or are considering adopting laws and regulations restricting or otherwise regulating the collection, use and disclosure of personal information obtained from consumers and individuals. Those regulations could require costly compliance measures, could reduce the efficiency of our operations, and could require us to modify our systems or services. Liability for violation of, costs of compliance with, and other burdens imposed by such laws and regulations may limit the use and adoption of our services and reduce overall demand for them. Even the perception of privacy concerns, whether or not valid, may harm our reputation and inhibit adoption of our solutions. In addition, we may face claims about invasion of privacy or inappropriate disclosure, use, storage, or loss of information obtained from our customers. Any imposition of liability could harm our reputation, cause us to lose customers and cause our operating results to suffer.

We are exposed to risks associated with credit card and payment fraud and with credit card processing.

Certain of our customers use credit cards to pay for our technology support offerings. We may suffer losses as a result of orders placed with fraudulent credit cards or other payment data. Our failure to detect or control payment fraud could have an adverse effect on our results of operations. We are also subject to payment card association operating standards and requirements, as in effect from time to time. Compliance with those standards requires us to invest in network and systems infrastructure and processes. Failure to comply with these rules or requirements may subject us to fines, potential contractual liabilities, and other costs, resulting in harm to our business and results of operations.

We have recorded long-lived assets, and our results of operations would be adversely affected if their value becomes impaired.

Goodwill and identifiable intangible assets were recorded in part due to our acquisition of substantially all of the assets of YourTechOnline.com in May 2008. We also have certain intangible assets with indefinite lives. We assess the impairment of goodwill and indefinite lived intangible assets annually or more often if events or changes in circumstances indicate that the carrying value may not be recoverable. We assess the impairment of acquired product rights and other finite lived intangible assets whenever events or changes in circumstances indicate that its carrying amount may not be recoverable.

We may not obtain sufficient patent protection, which could harm our competitive position, increase our expenses and harm our business.

Our success and ability to compete depend to a significant degree upon the protection of our solutions and other proprietary technology. It is possible that:

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

Our business relies upon the use and licensing of technology. Other parties may assert intellectual property infringement claims against us or our customers, and our products may infringe the intellectual property rights of third parties. For example, our products may infringe patents issued to third parties. In addition, as is increasingly common in the technology sector, we may be confronted with the aggressive enforcement of patents by companies whose primary business activity is to acquire patents for the purpose of offensively asserting them against other companies. From time to time, we have received allegations of intellectual property infringement, and we may receive more claims in the future. Intellectual property litigation is expensive and time-consuming and could divert management’s attention from our business. The outcome of any litigation is uncertain and could significantly impact our financial results. If there is a successful claim of infringement, we may be required to develop non-infringing technology or enter into royalty or license agreements, which may not be available on acceptable terms, if at all. Our failure to develop non-infringing technologies or license proprietary rights on a timely basis would harm our business.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

At our annual meeting of stockholders on June 19, 2009, the following four proposals were voted on and approved as follows:

1. Our stockholders approved the sale of substantially all of our assets under Delaware law through the sale of our Enterprise Business to Consona Corporation (“Consona”) pursuant to the terms and conditions of an asset purchase agreement dated as of April 5, 2009, by and between support.com and Consona.

Total Votes
For	36,028,898
Against	51,423
Abstain	42,073

2. Our stockholders approved an amendment to our Amended and Restated Certificate of Incorporation to change our name from SupportSoft, Inc. to support.com, Inc.

Total Votes
For	42,728,495
Against	46,257
Abstain	42,491
Broker Non-Votes	6,733,524

3. Our stockholders elected six directors to serve until our next annual meeting of stockholders, or until their successors are duly elected and qualified.

	Total Votes
Name	For	Withheld
Kevin C. Eichler	42,201,822	615,421
Shawn Farshchi	42,302,609	514,634
J. Martin O’Malley	42,302,628	514,615
Joshua Pickus	42,294,064	523,179
Jim Stephens	42,307,107	509,267
James Thanos	42,304,107	513,136

4. Our stockholders ratified the appointment of Ernst & Young LLP as our independent registered public accounting firm.

Total Votes
For	42,723,490
Against	48,654
Abstain	45,099

ITEM 6. EXHIBITS

Exhibits.
10.1	Professional Services Agreement between Office Depot and SupportSoft dated July 26, 2007 (1)

10.1(a)	Change Order Number 1 to Office Depot Remote Service Program Description between SupportSoft and Office Depot effective as of October 8, 2008 (1)

10.1(b)	Amendment No. 1 to the Professional Services Agreement between Office Depot and SupportSoft dated October 1, 2008 (1)

10.1(c)	Amendment No. 2 to the Professional Services Agreement between Office Depot and SupportSoft effective as of June 3, 2009 (1)

10.1(d)	Amendment No. 3 to the Professional Services Agreement between Office Depot and SupportSoft effective as of July 8, 2009 (1)

31.1	Chief Executive Officer Section 302 Certification

31.2	Chief Financial Officer Section 302 Certification

32.1	Statement of the Chief Executive Officer under 18 U.S.C. § 1350(2)

32.2	Statement of the Chief Financial Officer under 18 U.S.C. § 1350(2)

(1)	Confidential treatment has been requested for portions of this exhibit.
(2)	The certifications filed as Exhibits 32.1 and 32.2 are not deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934 and are not to be incorporated by reference into any filing of the Company under the Securities Exchange Act of 1933 or the Securities Exchange Act of 1934, whether made before or after the date hereof irrespective of any general incorporation by reference language contained in any such filing, except to the extent that the registrant specifically incorporates it by reference.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

August 10, 2009	SUPPORT.COM, INC.

	By:	/s/ SHELLY SCHAFFER
Shelly Schaffer
Chief Financial Officer and
Executive Vice President of Finance and Administration

EXHIBIT INDEX TO SUPPORT.COM, INC.

QUARTERLY REPORT ON FORM 10-Q

FOR THE QUARTER ENDED JUNE 30, 2009

10.1	Professional Services Agreement between Office Depot and SupportSoft dated July 26, 2007 (1)

10.1(a)	Change Order Number 1 to Office Depot Remote Service Program Description between SupportSoft and Office Depot effective as of October 8, 2008 (1)

10.1(b)	Amendment No. 1 to the Professional Services Agreement between Office Depot and SupportSoft dated October 1, 2008 (1)

10.1(c)	Amendment No. 2 to the Professional Services Agreement between Office Depot and SupportSoft effective as of June 3, 2009 (1)

10.1(d)	Amendment No. 3 to the Professional Services Agreement between Office Depot and SupportSoft effective as of July 8, 2009 (1)

31.1	Chief Executive Officer Section 302 Certification

31.2	Chief Financial Officer Section 302 Certification

32.1	Statement of the Chief Executive Officer under 18 U.S.C. § 1350(2)

32.2	Statement of the Chief Financial Officer under 18 U.S.C. § 1350(2)

(1)	Confidential treatment has been requested for portions of this exhibit.
(2)	The certifications filed as Exhibits 32.1 and 32.2 are not deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934 and are not to be incorporated by reference into any filing of the Company under the Securities Exchange Act of 1933 or the Securities Exchange Act of 1934, whether made before or after the date hereof irrespective of any general incorporation by reference language contained in any such filing, except to the extent that the registrant specifically incorporates it by reference.