Form 10-Q
period 2009-09-30
Support.com, Inc.
filed 2009-11-05
CIK 1104855

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2009

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

On October 31, 2009, 46,621,820 shares of the Registrant’s Common Stock, $0.0001 par value, were outstanding.

SUPPORT.COM, INC.

FORM 10-Q

QUARTERLY PERIOD ENDED SEPTEMBER 30, 2009

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

SUPPORT.COM, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands)

	September 30, 2009	December 31, 2008
	(Unaudited)	(1)
ASSETS
Current assets:
Cash and cash equivalents	$35,138	$64,306
Short-term investments	56,071	7,784
Auction-rate securities put option	2,411	—
Accounts receivable, net	2,584	2,113
Prepaid expenses and other current assets	1,273	1,128
Current assets of discontinued operations	—	8,785

Total current assets	97,477	84,116
Long-term investments	3,267	15,766
Auction-rate securities put option – long-term	—	7,148
Property and equipment, net	414	1,065
Purchased technologies, net	329	—
Goodwill	2,854	2,854
Intangible assets, net	292	417
Other assets	749	886
Long-term assets of discontinued operations	—	11,334

Total assets	$105,382	$123,586

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$135	$890
Accrued compensation	823	1,469
Other accrued liabilities	3,601	3,534
Deferred revenue	437	22
Current liabilities of discontinued operations	—	9,772

Total current liabilities	4,996	15,687
Other long-term liabilities	1,424	1,434
Long-term liabilities of discontinued operations	—	1,019

Total Liabilities	6,420	18,140

Stockholders’ equity:
Common stock	5	5
Additional paid-in capital	221,039	217,647
Accumulated other comprehensive loss	(1,492)	(2,541)
Accumulated deficit	(120,590)	(109,665)

Total stockholders’ equity	98,962	105,446

Total liabilities and stockholders’ equity	$105,382	$123,586

(1)	Derived from the December 31, 2008 audited Consolidated Financial Statements included in the Annual Report on Form 10-K, as filed with the Securities and Exchange Commission (“SEC”) on March 11, 2009.

See accompanying notes.

SUPPORT.COM, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share amounts)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
Revenue	$4,600	$2,110	$11,647	$3,704
Cost of revenue	3,887	2,755	12,543	6,189

Gross profit/loss	713	(645)	(896)	(2,485)

Costs and expenses:
Research and development	1,306	1,744	4,609	5,292
Sales and marketing	1,605	2,114	5,664	6,553
General and administrative	4,265	3,500	10,843	10,453
Amortization of intangible assets	42	42	126	70

Total costs and expenses	7,218	7,400	21,242	22,368

Loss from operations	(6,505)	(8,045)	(22,138)	(24,853)
Interest income and other, net	117	158	238	2,327

Loss from continuing operations, before income taxes	(6,388)	(7,887)	(21,900)	(22,526)
Income tax provision (benefit)	(918)	5	(3,755)	4

Loss from continuing operations	(5,470)	(7,892)	(18,145)	(22,530)

Income (loss) from discontinued operations, after income taxes	(297)	3,552	7,220	10,212

Net loss	$(5,767)	$(4,340)	$(10,925)	$(12,318)

Earnings (loss) per share:
Basic and diluted earnings per share
Loss from continuing operations	$(0.12)	$(0.17)	$(0.39)	$(0.49)
Income (loss) from discontinued operations	(0.00)	0.08	0.15	0.22

Net loss per share	$(0.12)	$(0.09)	$(0.24)	$(0.27)

Shares used in computing per share amounts:
Basic	46,376	46,119	46,356	46,083

Diluted	46,376	46,119	46,356	46,083

See accompanying notes.

SUPPORT.COM, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(Unaudited)

	Nine Months Ended September 30,
	2009	2008
Operating Activities:
Net loss	$(10,925)	$(12,318)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Gain on the sale of discontinued operations, net of tax	(4,577)	—
Depreciation	513	912
Write-off of fixed assets	323	—
Amortization of premiums and discounts on marketable securities	80	(489)
Amortization of purchased technology	153	—
Amortization of intangible assets	125	160
Realized loss on put option re-valuation	4,737	—
Realized gain on auction rate securities	(4,737)	—
Stock-based compensation	2,975	3,661
Realized loss on marketable securities		73
Changes in assets and liabilities:
Accounts receivable, net	2,830	1,975
Prepaid expenses and other current assets	98	354
Other long-term assets	(237)	74
Accounts payable	(804)	(201)
Accrued compensation	(893)	(253)
Other accrued liabilities	(8,345)	(765)
Other long-term liabilities	129	141
Deferred revenue	(1,183)	(1,789)

Net cash used in operating activities	(19,738)	(8,465)

Investing Activities:
Proceeds from sale of discontinued operations	20,475	—
Purchase of developed technology	(350)	(1,375)
Purchases of property and equipment	(126)	(377)
Purchases of marketable securities	(42,918)	(38,276)
Sales of marketable securities	—	39,840
Maturities of marketable securities	13,050	69,467
Acquisition of business, net of cash acquired	—	(2,778)

Net cash provided by (used in) investing activities	(9,869)	66,501

Financing Activities:
Proceeds from issuances of common stock	417	381

Net cash provided by financing activities	417	381

Net increase (decrease) in cash and cash equivalents	(29,190)	58,417

Effect of exchange rate changes on cash and cash equivalents	22	(39)

Cash and cash equivalents at beginning of period	64,306	12,926

Cash and cash equivalents at end of period	$35,138	$71,304

Supplemental schedule of cash flow information:
Income taxes paid	$131	$360

See accompanying notes.

SUPPORT.COM, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 1. Significant Accounting Policies

Basis of Presentation

support.com, Inc. (the “Company”, “support.com,” “we,” “us” or “our”) is a Delaware corporation. We changed our name from SupportSoft, Inc. to support.com, Inc. on June 22, 2009. Our common stock continues to trade on the NASDAQ Global Select Market under the symbol “SPRT.”

support.com, Inc. was originally founded as an enterprise software provider. In 2007, we launched a premium technology services business focused on consumers and, in 2008, began reporting two operating segments. The two segments were the Enterprise Business (comprised of the enterprise software and related services businesses) and the Consumer Business (comprised of the new premium technology services business). This segment reporting structure was used for all of our publicly filed financial statements beginning January 1, 2008.

On June 23, 2009 we sold our Enterprise Business to Consona Corporation (“Consona”). The Enterprise Business accounted for a substantial majority of our revenue through the period ended June 30, 2009. As a result of the sale of the Enterprise Business, our unaudited condensed consolidated financial statements, accompanying notes and other information provided in this Form 10-Q reflect the Enterprise Business as a discontinued operation for all periods presented. Detailed information regarding the financial results of the Enterprise Business is presented in Note 2.

The accompanying unaudited condensed consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All intercompany balances and transactions have been eliminated. The condensed consolidated balance sheet as of September 30, 2009 and the condensed consolidated statements of operations for the three and nine months ended September 30, 2009 and 2008 and the condensed consolidated cash flows for the nine months ended September 30, 2009 and 2008 are unaudited. In the opinion of our management, these unaudited interim condensed consolidated financial statements reflect all adjustments, consisting of normal recurring adjustments, that are necessary for a fair presentation of the results for, and as of, the periods shown. The results of operations for such periods are not necessarily indicative of the results expected for the full fiscal year or for any future period. The condensed consolidated financial statement information as of December 31, 2008 is derived from audited financial statements as of that date. These unaudited interim condensed consolidated financial statements and footnotes should be read with the consolidated financial statements and related notes included in our Annual Report on Form 10-K, filed with the Securities and Exchange Commission on March 11, 2009.

Use of Estimates

The preparation of interim condensed consolidated financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the condensed consolidated financial statements and the accompanying notes. Actual results could differ materially from these estimates.

Reclassifications

Certain amounts in the condensed consolidated financial statements and accompanying notes for the prior periods have been reclassified to conform to the current period’s presentation. On June 23, 2009 we completed the sale of the Enterprise Business. The assets, liabilities and results of operations of the Enterprise Business have been reclassified from continuing operations to discontinued operations as of June 23, 2009, and certain costs historically allocated to our previously reported operating segments, i.e., the Enterprise and Consumer operating segments, have been reclassified to general and administrative operating costs of the continuing operations (See Note 2, in each case for all periods presented).

Subsequent Events Evaluation

In accordance with Accounting Standard Codification (“ASC”) 855 (formerly, Financial Standards Accounting Board, “FASB” 165, Subsequent Events), management has reviewed and evaluated material subsequent events from the balance sheet date of September 30, 2009 through the financial statements issue date of November 5, 2009. All appropriate subsequent event disclosures, if any, have been made in the notes to our unaudited condensed consolidated financial statements.

SUPPORT.COM, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

Revenue Recognition

support.com revenues come primarily from premium (fee-based) technology services, including services to set-up, protect, optimize and repair new and existing computers as well as peripheral devices. We provide these services remotely, using skilled work-from-home agents who utilize our proprietary technology to deliver services.

We render services to consumers, either through our channel partners (which include brick and mortar and online retailers, anti-virus providers, PC/consumer electronics (“PC/CE”) manufacturers, and others) or directly via our website (www.support.com). We transact with consumers via reseller programs, referral programs and direct transactions. In reseller programs, the channel partner generally executes the financial transactions with the consumer and pays a fee to us which we recognize as revenue when the service is provided. In referral programs, we transact with the consumer directly and pay a fixed fee to the referring party. In such instances, since we are the transacting party and bear substantially all risks associated with the transaction, we record the gross amount of revenue. In direct transactions, we sell directly to the consumer at the retail price. For all transactions, we recognize revenue for these services only when all of the following criteria are met:

•	Persuasive evidence of an arrangement exists;

•	Delivery has occurred;

•	Collection is considered probable; and

•	The fees are fixed or determinable.

We consider all arrangements with payment terms longer than 90 days not to be fixed or determinable. If the fee is determined not to be fixed or determinable, revenue is recognized as payment becomes due from the customer. Fees paid for services sold but not yet delivered are recorded as deferred revenues.

Our services are of three types for revenue recognition purposes:

•

Incident-Based Services – Consumers purchase discrete, one-time services which are delivered at the time of sale (or immediately thereafter). Revenue recognition occurs at the time of sale, which is also the time of service delivery.

•

Subscriptions – Consumers purchase subscriptions – or “service plans” – under which certain services are provided over a fixed subscription period. Revenues for subscriptions are recognized ratably over the respective subscription periods.

•

Service Cards / Gift Cards – Consumers purchase a service card and/or gift card, which entitles the cardholder to redeem a certain service at a time of their choosing. For these sales, revenue is deferred until the card has been redeemed and the service has been rendered.

Channel partners are generally invoiced monthly for services delivered and subscriptions sold during that period. Fees from consumers via referral programs and direct transactions are generally paid with a credit card at the time of delivery (for incident-based services) or time of sale (for subscriptions and service cards/gift cards). Revenue is recognized net of any applicable sales tax.

support.com generally provides a refund period on services, during which refunds may be granted to consumers under certain circumstances, including inability to resolve certain support issues. For our channel sales, the refund period varies by partner, but is generally between 5-10 days. For referral programs and direct transactions, the refund period is generally 5 days. For all channels, we recognize revenue net of refunds and cancellations during the period.

Cash, Cash Equivalents and Investments

All liquid instruments with an original maturity at the date of purchase of ninety days or less are classified as cash equivalents. Cash equivalents and short-term investments consist primarily of money market funds, commercial paper, treasuries, corporate and municipal bonds and auction-rate securities (ARS) held with UBS, which have a put option exercisable within one year. Long-term investments consist

SUPPORT.COM, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

of other ARS positions not held with UBS. Other than the ARS held with UBS, our cash equivalents and short-term investments are classified as available-for-sale, and are reported at fair value with unrealized gains/losses (when deemed to be temporary) included in accumulated other comprehensive income within stockholders’ equity on the condensed consolidated balance sheets. The ARS held by UBS are classified as trading securities and are reported at fair value with realized gains/losses included in interest income (expense) and other, net in the condensed consolidated statements of operations. We have designated all long-term investments as available-for-sale and they are therefore reported at fair value, with unrealized gains and losses recorded in accumulated other comprehensive income. For the three months ended September 30, 2009, we recorded realized losses of $1.0 million on the ARS put option re-valuation, which was offset by realized gains of $1.0 million on the UBS ARS. For the nine months ended September 30, 2009, we had net realized gains/losses of zero. This was due to the put option re-valuation fully offsetting the UBS ARS re-valuation. For the three and nine months ended September 30, 2008, we had net realized losses of $73,000. We recorded net unrealized losses on available-for-sale securities of $0.3 million and $1.6 million at September 30, 2009 and December 31, 2008, respectively.

We monitor our investments for impairment on a quarterly basis and determine whether a decline in fair value is other-than-temporary by considering factors such as current economic and market conditions, the credit rating of the security’s issuer, the length of time an investment’s fair value has been below our carrying value, our intent to sell the security and our belief that we will not be required to sell the security before the recovery of our amortized cost. If an investment’s decline in fair value is deemed to be other-than-temporary, we reduce its carrying value to its estimated fair value, as determined based on quoted market prices or liquidation values. Declines in value judged to be other-than-temporary, if any, are recorded in operations as incurred. At September 30, 2009, we evaluated our unrealized gains/losses on available-for-sale securities, the majority of which are from the long-term ARS, and determined them to be temporary. The long-term investments have been in continuous unrealized losses position for more than 12 months. We do not intend to sell a security with unrealized losses and we concluded that we will not be required to sell the security before the recovery of our amortized cost basis.

At September 30, 2009, the fair value of cash, cash equivalents, investments and the ARS put option was $96.9 million. The following is a summary of cash, cash equivalents and investments at September 30, 2009 (in thousands):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Gross Realized Losses	Fair Value
Cash	$3,556	$—	$—	$—	$3,556
Money market funds	24,530	—	—	—	24,530
Commercial paper	7,887	—	—	—	7,887
Agency bonds	3,500	2	(1)	—	3,501
Corporate bonds	24,483	36	(26)	—	24,493
Treasuries	9,000	3	—	—	9,003
Auction-rate securities (1)	24,250	—	(333)	(2,411)	21,506

	$97,206	$41	$(360)	$(2,411)	$94,476

Classified as:

Cash and cash equivalents	$35,138	$—	$—	$—	$35,138
Short-term investments	58,468	41	(27)	(2,411)	56,071
Long-term investments	3,600	—	(333)	—	3,267

	$97,206	$41	$(360)	$(2,411)	$94,476

(1)

In addition to the fair value of our ARS holdings, we hold an ARS put option described below, which is classified as a short-term asset valued at $2.4 million as of September 30, 2009. At September 30, 2009, the fair value of our cash, cash equivalents, investments and the ARS put option was $96.9 million.

The following table summarizes the estimated fair value of our available-for-sale and trading debt securities classified by the stated maturity date of the security:

Due within one year	44,884
Due within two years	—
Due after three years	21,506

SUPPORT.COM, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

At September 30, 2009 and December 31, 2008 we had investments in AAA-rated ARS with various state student loan authorities with estimated fair values of $21.5 million and $15.8 million, respectively. The student loans made by these authorities are substantially guaranteed by the federal government through the Federal Family Education Loan Program (FFELP). ARS are long-term floating rate bonds tied to short-term interest rates. After the initial issuance of the securities, the interest rate on the securities is reset periodically, at intervals established at the time of issuance (e.g., every seven days, twenty-eight days, thirty-five days, or every six months), based on market demand, if the auctions are successful. ARS are bought and sold in the marketplace through a competitive bidding process often referred to as a “Dutch auction.” If there is insufficient interest in the securities at the time of an auction, the auction may not be completed and the ARS then pays a default interest rate. Following such a failed auction, we cannot access our funds that are invested in the corresponding ARS until a future auction of these investments is successful, new buyers express interest in purchasing these securities in between reset dates, issuers establish a different form of financing to replace these securities or final payments become due according to contractual maturities. Commencing in February 2008, conditions in the global credit markets resulted in failed auctions for all of the ARS we held. In the near term, our ability to liquidate our investments in ARS or fully recover the carrying values may be limited or not exist.

In August 2008, UBS, the broker-dealer for most of our ARS, announced a settlement under which it has offered to provide liquidity solutions for, or purchase, the ARS held by its institutional clients. In October 2008, UBS extended an offer to us to sell our eligible ARS at par value back to UBS beginning June 30, 2010 through July 2, 2012. We believe that all of the UBS ARS we hold qualify as “eligible” for purposes of the UBS rights offer. Under the offer, UBS will have sole discretion without prior notice to us, to sell our eligible ARS and return par value to us from June 30, 2010 through July 2, 2012. In November 2008, we elected to accept the offer from UBS, which gives us the option to sell back to UBS a total of $20.7 million of our ARS at par value at any time from June 30, 2010 through July 2, 2012. Upon our acceptance of the UBS rights offer, we elected to value the ARS put option at fair value. Please refer to “Auction-Rate Securities Put Option” below for additional information regarding the ARS put option. Because we have accepted the UBS offer, we have elected to record a one-time transfer of our UBS ARS from available-for-sale to trading securities on our balance sheet. The transfer from available-for-sale to trading securities on our balance sheet reflects management’s intent to exercise its ARS put option during the period June 30, 2010 to July 2, 2012. During the nine months ended September 30, 2009, we recorded a gain of $4.7 million to adjust the value of the UBS ARS to fair value which was offset by a loss of $4.7 million on our ARS put option. We classified the UBS ARS and ARS put option in current assets in our condensed consolidated balance sheet as of September 30, 2009 because the ARS put option is now exercisable within one year. For the nine months ended September 30, 2009 we had net realized gains/losses of zero. Further changes in the value of the UBS ARS will also be recorded on our condensed consolidated statement of operations in this manner.

We determined that the gross unrealized losses on our available-for-sale investments as of September 30, 2009 are temporary in nature. The fair value of our ARS at September 30, 2009 reflects an unrealized loss of $0.3 million, entirely related to securities classified as available-for-sale.

Fair value for all ARS, including both the UBS securities classified as trading securities and the other ARS classified as available-for-sale, was based on a discounted cash flow valuation that takes into account a number of factors including the weighted average remaining term (WART) of the underlying securities, the expected return, and the discount rate. The actual WART from servicing reports was used where available. For securities where the actual WART was not available an estimate based on other securities held was used. The expected return was calculated based on the last twelve months average for the 91 day U.S., treasury bill plus a spread. This rate is the typical default rate for ARS held by us. The discount rate was calculated using the 3-month LIBOR rate plus adjustments for the security type. Changes in any of the above estimates, especially the weighted average remaining term or the discount rate, could result in a material change to the fair value. At September 30, 2009, all ARS were classified as Level 3 assets. Presently we have determined the decline in value for the available-for-sale ARS to be temporary because i) we have no intent to sell the security, and we believe that we will not be required to sell the security before the recovery of its amortized cost due to our large cash reserves; ii) through September 30, 2009 all of the securities have maintained AAA credit ratings; and iii) loans made by the issuers are backed by the federal government. We also conclude that we do not intend to sell an impaired available-for-sale security and will not be required to sell such a security before the recovery of our amortized cost.

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

SUPPORT.COM, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

Auction-Rate Securities Put Option

In November 2008, we signed a Rights Agreement with UBS concerning the disposition of our ARS. The UBS agreement gives us the right to sell our ARS back to UBS, at par value, from June 30, 2010 through July 2, 2012. Prior to June 30, 2010, UBS has the right to sell our ARS holdings at any time, and return par value to us. The put option we hold for the period from June 30, 2010 through July 2, 2012 represents a freestanding financial instrument for accounting purposes. As noted above, we elected to value this put option at fair value. As such, we recognized the value of the put option as an asset with corresponding gains recorded in earnings. Fair value was determined using a “with and without” approach based on a discounted cash flow valuation comparing the value of the ARS with the put option and without it. We took into account the same factors as those used to value the ARS noted above, adjusted to account for differences in cash flow timing and UBS credit risk. The value of the put option was recorded in interest income/(expense), net, on our condensed consolidated statement of operations in November 2008 when we elected to accept the put option from UBS. The value of the ARS put option on our condensed consolidated balance sheet at September 30, 2009 and December 31, 2008 was $2.4 million and $7.1 million, respectively. During the nine months ended September 30, 2009, we recorded a gain of $4.7 million to adjust the value of the UBS ARS to fair value offset by a recorded loss of $4.7 million to reflect a corresponding decrease in the fair value of the ARS put option. At December 31, 2008 the ARS put option fully offset the realized loss recorded on the related ARS in our condensed consolidated statement of operations. Because the ARS put option represents a freestanding financial instrument and is valued separately taking into account adjustments to the factors used to value the related ARS, its value may not fully offset the realized losses on the related ARS in every reporting period. In any period in which a change in value of our ARS put option does not fully offset a change in the value of our UBS ARS, or vice versa, our condensed consolidated statement of operations will be impacted.

As of September 30, 2009, our UBS ARS are presented as short-term investments on our condensed consolidated balance sheet, while the value of the ARS put option is presented separately in current assets. The ARS put option is not a traditional put option in that it is non-transferable, non-assignable and not available for trade in any financial market. If UBS has insufficient funding to fulfill its obligation to buy back the ARS pursuant to the terms of the Rights Agreement, or if UBS goes bankrupt or liquidates before it is required to buy back our ARS, then we may never recover any value with respect to the put option or the UBS ARS and we may incur further losses in our condensed consolidated statement of operations with respect thereto.

The Rights Agreement also includes a right for us to borrow money from UBS at no net cost for up to the amount of the par value of our eligible ARS. The loan option under the Rights Agreement is available until June 30, 2010. As of September 30, 2009, we had not exercised our right to obtain a loan from UBS.

Fair Value Measurements

The Company measures certain financial assets and liabilities at fair value on a recurring basis, including cash equivalents, available-for-sale securities and trading securities. Fair value is defined as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. Valuation techniques used to measure fair value must maximize the use of observable inputs and minimize the use of unobservable inputs. The standard describes a fair value hierarchy based on three levels of inputs, of which the first two are considered observable and the last unobservable, that may be used to measure fair value which are the following:

•	Level 1 – Quoted prices in active markets for identical assets or liabilities.

•

Level 2 – Inputs other than Level 1 that are observable, either directly or indirectly, such as quoted prices for similar assets or liabilities; quoted prices in markets that are not active; or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities.

•	Level 3 – Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities.

SUPPORT.COM, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

The following table represents our fair value hierarchy for our financial assets (cash equivalents and investments) measured at fair value on a recurring basis as of September 30, 2009 and December 31, 2008 (in thousands):

As of September 30, 2009	Level 1	Level 2	Level 3	Total
Money market funds	$24,530	$—	$—	$24,530
Commercial paper	—	$7,887	—	$7,887
Agency bonds	—	$3,501	—	$3,501
Corporate bonds	—	$24,493	—	$24,493
Treasuries	—	$9,003	—	$9,003
Auction-rate securities	—	—	$21,506	$21,506
Auction-rate securities put option	—	—	$2,411	$2,411

As of December 31, 2008	Level 1	Level 2	Level 3	Total
Money market funds	$55,058	$—	$—	$55,058
Commercial paper	—	$7,781	—	$7,781
Corporate bonds	—	$2,999	—	$2,999
Auction-rate securities	—	—	$15,766	$15,766
Auction-rate securities put option	—	—	$7,148	$7,148

Our Level 3 assets consist of ARS with various state student loan authorities and the ARS put option. Since the auctions for these securities have continued to fail since February 2008, these investments are not currently trading and therefore do not have a readily determinable market value. The fair value of the ARS and the ARS put option as of September 30, 2009 and December 31, 2008 was estimated by management.

The following table provides a summary of changes in fair value of our Level 3 financial assets as of September 30, 2009 and 2008 (in thousands):

	Three Months Ended September 30, 2009		Three Months Ended September 30, 2008
	Auction-Rate Securities	Auction-Rate Securities Put Option	Auction-Rate Securities	Auction-Rate Securities Put Option
Beginning balance at June 30	$20,306	$3,424	$23,265	$—
Transfer into Level 3	—	—	—	—
Sales	(150)	—	(200)	—
Total gains (losses):
Included in interest income (expense) and other, net	1,013	(1,013)	—	—
Included in other comprehensive income	337	—	(853)	—

Ending balance at September 30	$21,506	$2,411	$22,212	$—

	Nine Months Ended September 30, 2009		Nine Months Ended September 30, 2008
	Auction-Rate Securities	Auction-Rate Securities Put Option	Auction-Rate Securities	Auction-Rate Securities Put Option
Beginning balance at December 31	$15,766	$7,148	$—	$—
Transfer into Level 3	—	—	25,300	—
Sales	(250)	—	(700)	—
Total gains (losses):
Included in interest income (expense) and other, net	4,737	(4,737)	—	—
Included in other comprehensive income	1,253	—	(2,388)	—

Ending balance at September 30	$21,506	$2,411	$22,212	$—

SUPPORT.COM, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

Concentrations of Credit Risk

Financial instruments that potentially subject us to concentrations of credit risk consist principally of cash equivalents, investments and trade accounts receivable. Our investment portfolio consists of investment grade securities. Except for obligations of the United States government and securities issued by agencies of the United States government and the ARS we hold with UBS, we diversify our investments by limiting our holdings with any individual issuer. We also limit the amount of credit risk exposure to any one country except the United States. We are exposed to credit risks in the event of default by the issuers of the securities we hold to the extent of the amount recorded on the balance sheet. At September 30, 2009 we held approximately $21.5 million of AAA-rated student loan ARS.

The student loans made by the issuers of these securities are substantially guaranteed by the federal government through FFELP. Prior to February 2008, these securities had not experienced failed auctions, however, since February 2008 all auctions for these securities have failed. See “Cash, Cash Equivalents and Investments” above for more information.

The credit risk in our trade accounts receivable is mitigated by our credit evaluation process, reasonably short payment terms and because we sell our products primarily to large organizations. At September 30, 2009 and December 31, 2008 Office Depot accounted for a substantial majority of our total accounts receivable.

For the three and nine months ended September 30, 2009 and 2008 Office Depot accounted for the substantial majority of our revenue.

Trade Accounts Receivable and Allowance for Doubtful Accounts

Trade accounts receivable are recorded at the invoiced amount. We perform evaluations of our customers’ financial condition and generally do not require collateral. We make judgments as to our ability to collect outstanding receivables and provide allowances for the portion of receivables when collection becomes doubtful. Provisions are made based upon a specific review of all significant outstanding invoices. For those invoices not specifically provided for, provisions are recorded at differing rates based upon the age of the receivable. If the judgments and estimates we use to calculate the allowance for doubtful accounts do not reflect the future ability to collect outstanding receivables, additional provisions for doubtful accounts may be needed and the future results of operations could be negatively affected.

Our Enterprise Business accounts receivable were sold to Consona as part of the sale of our Enterprise Business in June 2009 (see Note 2 for details). We currently believe that collectability risk associated with our continuing business is not significant.

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

SUPPORT.COM, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

The Company reviews goodwill and other intangible assets that have indefinite useful lives for impairment at least annually in our third fiscal quarter, or more frequently if an event occurs indicating the potential for impairment. We review intangible assets that have finite useful lives and other long-lived assets when an event occurs indicating the potential for impairment. In our reviews, we look for facts or circumstances, either internal or external, indicating that we may not recover the carrying value of the asset. We measure impairment losses related to long-lived assets based on the amount by which the carrying amounts of these assets exceed their fair values. As of September 30, 2009, we concluded there was no impairment of goodwill.

Stock-Based Compensation

We comply with ASC 718 (formerly SFAS 123R) which requires the measurement and recognition of compensation expense for all stock-based payment awards, including grants of stock and options to purchase stock, made to employees and directors based on estimated fair values.

On July 27, 2009, we announced a tender offer (the “Exchange Offer”) in which we extended to our employees the opportunity to exchange outstanding options to purchase shares of our common stock granted under our 2000 Omnibus Equity Incentive Plan, as amended (the “2000 Plan”) that were outstanding as of July 27, 2009 and that had exercise prices per share greater than $2.32, the last reported sale price per share of our common stock on The Nasdaq Global Select Market on August 21, 2009 (“Eligible Options”). We made this offer on the terms and subject to the conditions set forth in the Exchange Offer documentation filed with the SEC, including a new three-year vesting schedule for the new options granted in the exchange. Eligible Options were exchanged for an equivalent number of new nonqualified stock options (“New Options”) that we granted under the 2000 Plan. We granted options to purchase approximately 4.1 million shares of common stock to Eligible Option holders on August 21, 2009, with an exercise price for the New Options equal to $2.32, the last reported sale price per share of our common stock on The Nasdaq Global Select Market on that date. In accordance with ASC 718 (formerly SFAS123R), we conducted a valuation of exchanged options immediately before and immediately after the exchange in order to calculate the incremental stock compensation expense related to the exchange. The total expense of approximately $1.2 million will be recognized ratably over the 3-year vesting term of the exchanged options.

The fair value of our stock options granted to employees and employee stock purchases for the three and nine months ended September 30, 2009 and 2008 was estimated using the following assumptions:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
Stock Option Plan:
Risk-free interest rate	1.9%	2.7%	1.9%	2.5%
Expected term	3.5 years	4.1 years	3.6 years	4.1 years
Volatility	63.7%	51.4%	63.5%	51.4%
Expected dividend	0%	0%	0%	0%
Weighted average fair value	$1.12	$1.48	$1.12	$1.59

Employee Stock Purchase Plan (ESPP):
Risk-free interest rate	n/a	1.5%	n/a	1.5%
Expected term	n/a	0.5 years	n/a	0.5 years
Volatility	n/a	58.6%	n/a	58.6%
Expected dividend	n/a	0%	n/a	0%
Weighted average fair value	n/a	$1.15	n/a	$1.15

On June 23, 2009 we sold our Enterprise Business to Consona pursuant to an Asset Purchase Agreement (see Note 2). A sale of this nature qualifies as the sale of “substantially all the assets of the business,” and according to the terms of our ESPP plan document such a sale automatically terminated our ESPP. As a result of the automatic termination of our ESPP, we reversed all ESPP expenses related to the current purchase period and refunded all amounts employees had contributed to the ESPP during the current purchase period.

SUPPORT.COM, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

We recorded the following stock-based-compensation expense for the three and nine months ended September 30, 2009 and 2008 as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
Stock option compensation expense recognized in:
Cost of revenue	$31	$19	$96	$49
Research and development	130	85	263	236
Sales and marketing	158	256	581	756
General and administrative	505	364	1,278	1,302

	$824	$724	$2,218	$2,343

ESPP compensation expense recognized in:
Cost of revenue	$—	$3	$3	$21
Research and development	—	4	2	8
Sales and marketing	—	4	2	11
General and administrative	—	5	2	12

	$—	$16	$9	$52

Stock-based compensation expense included in total costs and expenses	$824	$740	$2,227	$2,395

SUPPORT.COM, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

The following table represents stock option activity for the nine months ended September 30, 2009:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value (in ‘000’s)
Outstanding options at the beginning of the period	13,635,580	$4.41	4.5	$243
Granted	7,777,538	2.35
Exercised	(213,438)	1.36
Cancelled	(10,441,429)	4.67

Outstanding options at the end of the period	10,758,251	$2.74	5.0	$480

Options vested and expected to vest	10,500,904	$2.75	5.0	$469

Outstanding and exercisable at the end of the period	2,166,157	$3.93	3.7	$67

The aggregate intrinsic value in the table above represents the total pre-tax intrinsic value that would have been received by the option holders had they all exercised their options on September 30, 2009. This amount changes based on the fair market value of our stock. During the three and nine months ended September 30 2009 the aggregate intrinsic value of options exercised under our stock option plans was $13,000 and $193,000, respectively. During the three and nine months ended September 30, 2008 the aggregate intrinsic value of options exercised under our stock option plans was $8,000. Total fair value of options vested during the three and nine months ended September 30, 2009 was $0.9 million and $3.0 million, respectively. Total fair value of options vested during the three and nine months ended September 30, 2008 was $1.2 million and $3.6 million, respectively.

At September 30, 2009 there was $16.8 million of unrecognized compensation cost related to existing options outstanding, which is expected to be recognized over a weighted average period of 3.1 years.

Net Loss Per Share

Basic and diluted net loss per share have been computed using the weighted-average number of common shares outstanding during the periods. In accordance with ASC 260 (formerly SFAS 128), which states that “an entity that reports a discontinued operation or an extraordinary item in a period shall use income from continuing operations as the ‘control number’ in determining whether potential common shares are dilutive or antidilutive.” Accordingly, outstanding options were excluded from the computation of diluted net loss per share for all periods presented given the loss from operations incurred in each period.

The following table sets forth the computation of basic and diluted net loss per share (in thousands, except per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
Loss from continuing operations	$(5,470)	$(7,892)	$(18,145)	$(22,530)
Income (loss) from discontinued operations	(297)	3,552	7,220	10,212

Net loss	$(5,767)	$(4,340)	$(10,925)	$(12,318)

Shares used in computing basic net income (loss) per share	46,376	46,119	46,356	46,083

Shares used in computing diluted net income (loss) per share	46,376	46,119	46,356	46,083

Basic and diluted net loss per share from continuing operations	$(0.12)	$(0.17)	$(0.39)	$(0.49)
Basic and diluted net income (loss) per share from discontinued operations	(0.00)	0.08	0.15	0.22

Basic and diluted net loss per share	$(0.12)	$(0.09)	$(0.24)	$(0.27)

SUPPORT.COM, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

Warranties and Indemnifications

We generally provide a refund period on sales, during which refunds may be granted to consumers under certain circumstances, including our inability to resolve certain support issues. For our channel sales, the refund period varies by channel partner, but is generally between 5-10 days. For referral programs and direct transactions, the refund period is generally 5 days. For all sales channels, we recognize revenue net of refunds and cancellations during the period.

We generally agree to indemnify our customers against legal claims that our software products infringe certain third-party intellectual property rights and account for our indemnification obligations. As of September 30, 2009 we have not been required to make any payment resulting from infringement claims asserted against our customers and have not recorded any related accruals.

Recent Accounting Pronouncements

In September 2009, the FASB issued Accounting Standards Update No. 2009-13, “Multiple-Deliverable Revenue Arrangements – a consensus of the FASB Emerging Issues Task Force” (ASU 2009-13) which updates the existing multiple-element revenue arrangements guidance currently included under ASC 605-25, which originated primarily from the guidance in EITF Issue No. 00-21, “Revenue Arrangements with Multiple Deliverables” (EITF 00-21). The revised guidance primarily provides two significant changes: 1) eliminates the need for objective and reliable evidence of the fair value for the undelivered element in order for a delivered item to be treated as a separate unit of accounting, and 2) eliminates the residual method to allocate the arrangement consideration. In addition, the guidance also expands the disclosure requirements for revenue recognition. ASU 2009-13 will be effective for the first annual reporting period beginning on or after June 15, 2010, with early adoption permitted provided that the revised guidance is retroactively applied to the beginning of the year of adoption. We are currently assessing the future impact of this new accounting update to our consolidated financial statements.

In August 2009, the FASB issued Accounting Standards Update No. 2009-05, “Fair Value Measurements and Disclosures (Topic 820) – Measuring Liabilities at Fair Value” (ASU 2009-05). ASU 2009-05 amends ASC 820, Fair Value Measurements and Disclosures, of the FASB Accounting Standards Codification (the Codification) to provide further guidance on how to measure the fair value of a liability, an area where practitioners have been seeking further guidance. It primarily does three things: 1) sets forth the types of valuation techniques to be used to value a liability when a quoted price in an active market for the identical liability is not available, 2) clarifies that when estimating the fair value of a liability, a reporting entity is not required to include a separate input or adjustment to other inputs relating to the existence of a restriction that prevents the transfer of the liability and 3) clarifies that both a quoted price in an active market for the identical liability at the measurement date and the quoted price for the identical liability when traded as an asset in an active market when no adjustments to the quoted price of the asset are required are Level 1 fair value measurements. This standard is effective beginning fourth quarter of 2009 for the Company. The adoption of this standard update is not expected to impact our consolidated financial statements.

Note 2. Discontinued Operations

support.com, Inc., formerly SupportSoft, Inc., was originally founded as an enterprise software provider. In 2007, we launched a premium technology services business focused on consumers and, in 2008, began reporting two operating segments. The two segments were the Enterprise Business (comprised of the enterprise software and related services businesses) and the Consumer Business (comprised of the new premium technology services business). This segment reporting structure was used for all of our publicly filed financial statements beginning January 1, 2008.

On June 23, 2009, pursuant to an Asset Purchase Agreement dated April 5, 2009, we sold substantially all of the assets and transferred certain of the liabilities of our Enterprise Business to Consona. We retained all assets and liabilities associated with our Consumer Business and have continued to operate this business. As we have irrevocably sold the Enterprise Business to Consona, the operations and cash flows of the disposed business have been completely eliminated from our ongoing operations. Furthermore, other than pursuant to a transition services agreement whereby certain of our employees provided transitional support services to Consona during the third quarter of 2009, we have no further involvement in the operations of the disposed business. Therefore, we have reported the Enterprise Business as a discontinued operation as of June 23, 2009, and for all subsequent periods presented in accordance with ASC 360 (formerly SFAS 131).

SUPPORT.COM, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

Operating results for the discontinued operation are listed below for the three and nine months ended September 30, 2009 and comparable periods ending September 30, 2008:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
Revenue	$—	$10,669	$12,680	$32,321
Total costs and expenses	92	6,938	9,995	21,738

Income (loss) from discontinued operations, before income taxes	$(92)	$3,731	$2,685	$10,583

Summary results from discontinued operations, including gain (loss) on sale and tax impact, are summarized as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
Income (loss) from discontinued operations, before income taxes	$(92)	$3,731	$2,685	$10,583
Gain (loss) on sale of discontinued operations	(285)	—	9,223	—
Income tax provision (benefit) on discontinued operations	(80)	179	4,688	371

Income (loss) from discontinued operations, after income taxes	$(297)	$3,552	$7,220	$10,212

Income (loss) from discontinued operations, before income taxes, represents the Enterprise Business’ historic segment reporting, including all directly attributable revenues and costs. These revenues and costs are consistent with prior reporting methodologies, but exclude all corporate costs, primarily facilities and information technology, which were previously allocated to the segment. Costs associated with the winding down of our Enterprise Business, such as accounting and legal fees connected with closing certain Enterprise Business foreign locations, are included in discontinued operations.

The gain (loss) on sale of the Enterprise Business includes the proceeds of sale, as well as deal-related expenditures. For the third quarter of 2009, no proceeds were recorded, and approximately $285,000 of additional expenses (primarily legal services) were incurred related to the transaction.

Tax expenses have been attributed to discontinued operations or continuing operations based on specific analysis for federal, state and international amounts. We recorded approximately $80,000 of income tax benefit related to our discontinued operations in the quarter ended September 30, 2009. This tax benefit is a result of the tax impact of the reduction in the quarter ended September 30, 2009 in gain on sale of the Enterprise Business, as well as tax benefits due to the reversal of previously paid taxes related to the international and domestic operations related to the Enterprise Business.

Note 3. Comprehensive Loss

Comprehensive net income (loss) includes the impact of foreign currency translation adjustments and changes in the fair value of available-for-sale securities.

The following are the components of comprehensive loss (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
Net loss	$(5,767)	$(4,340)	$(10,925)	$(12,318)
Net unrealized gain (loss) on available-for-sale securities	360	(850)	1,261	(2,422)
Foreign currency translation loss	(79)	(4)	(212)	(146)

Total comprehensive loss	$(5,486)	$(5,194)	$(9,876)	$(14,886)

Income tax provision netted against unrealized gain (loss) on available-for-sale securities	$—	$—	$—	$—

Income tax provision (benefit) netted against foreign currency translation loss	$92	$(39)	$30	$30

SUPPORT.COM, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

Note 4. Income Taxes

As a result of the sale of our Enterprise Business to Consona (see Note 2 for details), we are reporting all historical financial activity for that segment – including revenues, direct expenses, gain on sale of discontinued operations, and the tax impact of the gain on the sale and the related tax impact of discontinued operations – as discontinued operations. For details on the tax impact on our discontinued operations, please see Note 2. The income tax provision reported in this Note 4 relates to the tax position of our continuing operations.

Generally, the amount of tax expense or benefit allocated to continuing operations is determined without regard to the tax effects of other categories of income or loss, such as income from discontinued operations. However, an exception is provided in ASC 740 when there is a pre-tax loss from continuing operations and pre-tax income from other categories in the current year. The intraperiod tax allocation rules related to items charged directly to discontinued operations can result in disproportionate tax effects that remain in discontinued operations for interim reporting periods.

During the second quarter of 2009, because support.com projected a loss in continuing operations for 2009 and generated a gain on sale on discontinuing operations for the three months ended June 30, 2009, the intraperiod tax allocation exception contained in ASC 740 applied. Specifically, support.com recorded a tax expense of approximately $4.7 million in its discontinued operations, related primarily to the gain on sale of its discontinued operations, and recorded a benefit of approximately $2.8 million in continuing operations, primarily related to this pre-tax gain from discontinued operations. The $2.8 million benefit on continuing operations only partially off-set the $4.7 million expense for the year-to-date period ending June 30, 2009. In the third quarter of 2009, we recorded an income tax benefit from continuing operations of approximately $918,000 and, given that, since we project further losses on continuing operations in 2009, we have off-set a portion of the tax expense in the third quarter of 2009 and we expect to fully off-set the tax expense from discontinued operations with additional tax benefits in the fourth quarter of 2009.

In the third quarter of 2009, we recorded an income tax benefit from continuing operations of approximately $918,000 for the three month period ended September 30, 2009, and a tax benefit of $3.8 million for the nine-month period ending September 30, 2009. For the three and nine months ended September 30, 2008 we recorded an income tax expense of $5,000 and an income tax expense of $4,000, respectively. These provisions primarily reflect the benefit of utilization of continuing operations’ tax attributes given the impact of the tax on the income from discontinued operations (for the 2009 periods) (see Note 2) as well as some state income taxes and the benefit of federal refundable research and development credits. In accordance with ASC 740, no material increase or decrease in unrecognized tax benefits was included in the quarterly provision for the three months ended September 30, 2009 and 2008, respectively.

As of September 30, 2009, our deferred tax assets are fully offset by a valuation allowance except in those jurisdictions where it is determined that a valuation allowance is not required. ASC 740 provides for the recognition of deferred tax assets if realization of such assets is more likely than not. Based upon the weight of available evidence, which includes historical operating performance, reported cumulative net losses since inception and difficulty in accurately forecasting our future results, we provided a full valuation allowance against our net U.S. deferred tax assets and a full valuation allowance on certain foreign deferred tax assets. We reassess the need for our valuation allowance on a quarterly basis. If it is later determined that a portion of the valuation allowance should be reversed it will be a benefit to the income tax provision.

Note 5. Contingencies

Legal Contingencies

In November 2001, a class action lawsuit was filed against us, two of our former officers and certain underwriters in the United States District Court for the Southern District of New York. Similar complaints have been filed against 55 underwriters and more than 300 other companies and other individual officers and directors of those companies; the consolidated case is In re Initial Public Offering Securities Litigation, No. 21 MC 92 (SAS) (S.D.N.Y.). The lawsuit, which sought unspecified damages, fees and costs, alleged that our registration statement and prospectus dated July 18, 2000 for the issuance and initial public offering of 4,250,000 shares of our common stock contained material misrepresentations and/or omissions related to alleged inflated commissions received by the underwriters of the offering. On April 1, 2009, all parties entered into a Stipulation and Agreement of Settlement that would resolve all claims and dismiss the case against us and our former officers, without any payment by us or our former officers. On October 5, 2009, the court issued an order approving the settlement. The settlement is subject to pending appeals.

SUPPORT.COM, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

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

Tax Contingencies

We are required to make periodic filings in the jurisdictions where we are deemed to have a presence for tax purposes. We have undergone audits in the past and have paid assessments arising from these audits. During the fourth quarter of 2008, our Indian subsidiary was issued a notice of income tax assessment pertaining to the 2005-2006 fiscal year. The notice claimed that the transfer price used in our inter-company agreements with our Indian subsidiary was too low, and that the rate should be increased. We believe that our current transfer pricing position is more likely than not to be sustained. We believe that this will be resolved for an immaterial amount through the normal judicial appeal process used in India, and have submitted our case to the court.

We may be subject to other income tax assessments in the future. We evaluate estimated losses that could arise from those assessments in accordance with ASC 740. We consider such factors as the degree of probability of an unfavorable outcome and the ability to make a reasonable estimate on the amount of loss. We record the estimated liability amount for those assessments that we consider to be more likely than not in our balance sheet.

Note 6. Restructuring Obligations and Other Charges

In the fourth quarter of 2008, we reduced our workforce by 33 employees, or approximately 10% of our non-technology support agent workforce at that time, and closed certain facilities worldwide to reduce our ongoing cost structure. As a result, we recorded a restructuring and impairment charge of $1.9 million in 2008. All of the affected employees were terminated as of December 31, 2008. The restructuring charge was primarily comprised of employee termination costs, professional services costs and facilities impairment costs. Restructuring and impairment expenses included in the condensed consolidated statement of operations for the nine month period ended September 30, 2009 totaled $702,000 in discontinued operations and $1.2 million in continuing operations, including $5,000 for cost of revenue, $56,000 for research and development, $608,000 for sales and marketing and $525,000 for general and administration. As of September 30, 2009, there was no remaining balance related to this restructuring obligation.

In the first quarter of 2009, we implemented a reduction in workforce and closed certain facilities worldwide in order to reduce our ongoing cost structure. We reduced our workforce by 17 employees, or approximately 6% of our non-technology support agent headcount. All of the affected employees were terminated as of March 31, 2009. As a result, we recorded a restructuring charge of $896,000 in the first quarter of 2009. The restructuring charge was primarily comprised of employee termination costs, professional services costs and facilities impairment costs. Restructuring and impairment expenses included in the condensed consolidated statement of operations totaled $821,000 in discontinued operations and $75,000 in continuing operations, including $6,000 for sales and marketing and $69,000 for general and administrative. As of September 30, 2009, the remaining balance of the restructuring obligation was $368,000, which we expect to pay through 2011.

In the second quarter of 2009, we implemented a reduction in our workforce in order to align our on-going cost structure with the scale of our revenue following the sale of our Enterprise Business. We reduced our workforce by 23 employees, or approximately 19% of our non-technology support agent workforce. All of the affected employees were terminated as of June 30, 2009. In addition, we terminated the lease for our Canadian facility, under which we had been in default as of December 31, 2008. We reversed the remaining balance accrued of $219,000. As a result of these actions, we recorded a restructuring charge of approximately $345,000 in the second quarter of 2009 in our condensed consolidated statement of operations. The restructuring charge was primarily comprised of employee terminations costs and professional services costs. Restructuring expenses included in the condensed consolidated statement of operations were $62,000 for cost of revenue, $187,000 for research and development, $315,000 for sales and marketing and $(219,000) for general and administrative. As of September 30, 2009, there was no remaining balance related to this restructuring obligation.

SUPPORT.COM, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

In the third quarter of 2009, we ceased using a portion of our headquarters office in order to align our facilities usage with our current size. As a result, we impaired approximately 46% of our Redwood City facility. We recorded a restructuring charge of approximately $1.3 million, which related to the facility impairment and is contained in our general and administrative expenses in our condensed consolidated statement of operations. As of September 30, 2009, the remaining balance on this restructuring obligation was $976,000, which we expect to pay through 2012.

The following table summarizes activity associated with the restructuring and related expenses incurred as of September 30, 2009 in our continuing operations (in thousands):

	Severance(1)	Facilities(2)	Impairment(3)	Total
Restructuring obligations, December 31, 2008	$620	$332	$—	$952
Restructuring costs incurred in the first quarter of 2009	76	439	41	556
Cash payments	(545)	(44)	—	(589)
Non-cash charges	—	—	(41)	(41)

Restructuring obligations, March 31, 2009	151	727	—	878
Restructuring costs incurred in the second quarter of 2009	564	(219)	—	345
Cash payments	(624)	(17)	—	(641)

Restructuring obligations, June 30, 2009	91	491	—	582
Restructuring costs incurred in the third quarter of 2009	—	1,079	218	1,297
Cash payments	(91)	(226)	—	(317)
Non-cash charges	—	—	(218)	(218)

Restructuring obligations, September 30, 2009	$—	$1,344	$—	$1,344

(1)	Severance costs include those expenses related to severance pay and related employee benefit obligations.
(2)	Facilities costs include obligations under non-cancelable leases for facilities that we will no longer occupy, as well as penalties associated with early terminations of leases and disposal of fixed assets. No sublease income has been included because subleasing is not permitted under the terms of such leases.
(3)	As part of the restructuring costs included in the table above, we wrote-off fixed assets related to the facilities that we will no longer occupy. This is a non-cash charge.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Overview

During the second quarter of 2009, we sold our Enterprise Business to Consona. The Enterprise Business accounted for a substantial majority of our revenue through the period ended June 30, 2009. As a result of the sale of the Enterprise Business, our unaudited condensed consolidated financial statements, accompanying notes and other information provided in this Form 10-Q reflect the Enterprise Business as a discontinued operation for all periods presented. Detailed information regarding the operating results of the Enterprise Business is presented in Note 2. After reclassifying the Enterprise Business to discontinued operations, our continuing operations consist solely of our remaining segment, the Consumer Business.

Following the sale of the Enterprise Business, we now operate purely in the consumer technology services market, in which we provide technology-enabled services that assist consumers in managing technology. We deliver our services remotely, using work-from-home agents who utilize our proprietary technology to deliver our services. We reach consumers through channel partners (which include brick and mortar and online retailers, anti-virus providers, PC/CE manufacturers and others) and directly via our website (www.support.com). We offer incident-based services, subscriptions and service cards/gift cards which can be redeemed for future services.

We launched the Consumer Business in 2007 and recorded approximately $1.1 million in revenue in that year. We recorded approximately $6.8 million in revenue in 2008, and expect to grow our revenues substantially in 2009. For the nine month period ended September 30, 2009, revenues from our Consumer Business, our sole remaining business following the sale of our Enterprise Business, were approximately $11.6 million. The growth we have experienced in our Consumer Business is due primarily to growth in our channel partnerships, and to a smaller extent due to expansion of our branded direct-to-consumer business (i.e., services sold via our support.com website). Currently, our key channel partners include Office Depot, Staples, Systemax (operating under the TigerDirect, CompUSA and Circuit City brands), OfficeMax, Sony, and the anti-virus provider AVG.

Our key financial goals are to continue to grow and diversify revenue and to improve gross margin. To achieve growth in revenues, we seek to expand existing programs, add new partners and grow our branded direct business. We aim to diversify revenue by developing partnerships with additional channel partners and by growing our branded direct business through referral partnerships and marketing activities. To meet these goals, in the third quarter of 2009 we expanded our programs with certain existing partners, initiated new channel partnerships and grew the subscriber base of our branded direct business. We also expanded our service offerings.

In the third quarter of 2009 we improved our gross profit in the Consumer Business substantially. While balancing capacity requirements for launching of new trials, programs, and service offerings, we aim to further improve our gross margin by optimizing our service delivery operations through increased automation and process improvement. We are focusing a substantial part of our research and development activities on technology that increases the efficiency and improves the effectiveness of our technology support agents. These activities have created integrated agent environments that improve efficiency and reduce average call handle time without compromising the customer experience. In addition, we introduced process improvements into our service delivery operations in order to reduce service defects and performance variances. We also improved the conversion rate of calls into orders in our sales operations.

In the fourth quarter of 2009, we are expanding our service offerings in established programs and seeking to roll out new programs. Given the time required for programs to reach scale, we do not expect these initiatives to contribute materially to fourth quarter results, but we do believe they will provide a foundation for continuing growth in 2010. We may experience seasonal reductions during the fourth quarter, as the retailers who currently drive a substantial majority of our revenue are more oriented towards the back-to-school period than the holiday.

Achieving the revenue scale and sustaining positive gross margin will take time, and we expect to continue to consume cash in operations until we reach certain revenue levels. We ended the third quarter of 2009 with approximately $96.9 million in cash and cash equivalents, investments and the ARS put option. Based on current plans, we expect to consume additional cash before reaching profitability.

We expect to continue to explore both organic and inorganic growth opportunities. In particular, we may acquire complementary companies that can contribute to the strategic, operational and financial performance of our business. In the event that we are unable to identify suitable acquisition targets that are appropriately valued, we will evaluate other possible uses of our available cash consistent with the best interests of our stockholders.

Critical Accounting Policies and Estimates

In preparing our condensed consolidated financial statements in conformity with accounting principles generally accepted in the United States, we make assumptions, judgments and estimates that can have a significant impact on our net revenue, and operating results, as well as on the value of certain assets and liabilities on our condensed consolidated balance sheet. We base our assumptions, judgments and estimates on historical experience and various other factors that we believe to be reasonable under the circumstances. Actual results could differ materially from these estimates under different assumptions or conditions. On a regular basis we evaluate our assumptions, judgments and estimates and make changes accordingly. We believe that the assumptions, judgments and estimates involved in the accounting for revenue recognition, business combinations – purchase accounting, fair value measurements, fair value estimates, accounting for income taxes, accounting for goodwill and other intangible assets, and stock-based compensation have the greatest potential impact on our condensed consolidated financial statements, so we consider these to be our critical accounting policies. We discuss below the critical accounting estimates associated with these policies. For further information on the critical accounting policies, see Note 1 to our Condensed Consolidated Financial Statements.

Revenue Recognition

Our revenue recognition policy is one of our critical accounting policies because revenue is a key component of our results of operations and is based on complex rules which require us to make judgments. In applying our revenue recognition policy we must determine whether revenue is to be recognized on a gross or net basis in accordance with the provisions of ASC 605, which portions of our revenue are to be recognized, and which portions must be deferred and recognized in subsequent periods. We do not record revenue on sales transactions when the collection of cash is in doubt at the time of sale, and we use management judgment in determining collectability. From time to time, we may enter into agreements which involve us making payments to our channel partners. We evaluate the agreements and use judgment in evaluating the treatment of such payments and in determining which portions of these payments should be recorded against revenue and which should be recorded as an expense. We generally provide a refund period on services, and we employ judgment in determining whether a customer is eligible for a refund based on that customer’s specific facts and circumstances. If our estimates and judgments on any of the foregoing are incorrect, our revenue for one or more periods may be incorrectly recorded.

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

Fair Value Measurements

Effective January 1, 2008, support.com adopted ASC 820 which defines fair value, establishes a framework for measuring fair value under generally accepted accounting principles and enhances disclosures about fair value measurements. Fair value is defined as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. Valuation techniques used to measure fair value must maximize the use of observable inputs and minimize the use of unobservable inputs. The standard describes a fair value hierarchy based on three levels of inputs, of which the first two are considered observable and the last unobservable, that may be used to measure fair value, which are the following:

•

Level 1 – Quoted prices in active markets for identical assets or liabilities. Therefore, determining fair value for Level 1 instruments generally does not require significant management judgment, and the estimation is not difficult.

•

Level 2 – Inputs other than Level 1 that are observable, either directly or indirectly, such as quoted prices for similar assets or liabilities; quoted prices in markets that are not active; or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities.

•

Level 3 – Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities. The determination of fair value for Level 3 instruments requires the most management judgment and subjectivity.

Our Level 3 assets consist of auction-rate debt securities with various state student loan authorities and the auction-rate securities put option (discussed below). Beginning in February 2008, all auctions for the auction-rate securities have failed. Based on the continued failure of these auctions and the underlying maturities of the securities, we continue to classify our non-UBS holdings as long-term assets. Based on our ability to exercise the UBS auction-rate securities put option beginning June 30, 2010, we have classified our UBS ARS holdings as current assets on our balance sheet. The fair value of the auction-rate securities as of September 30, 2009 was estimated by management. Incorrect estimates of the value of Level 3 assets could result in write-downs in future periods.

Fair Value Estimates

In November, 2008, we signed a Rights Agreement with UBS concerning the disposition of our auction-rate securities (ARS). The UBS agreement gives us the right to sell our ARS holdings back to UBS, at par value, from June 30, 2010 through July 2, 2012. Prior to June 30, 2010, UBS has the right to sell our ARS holdings at any time, and return par value to us. The ARS put option represents a freestanding financial instrument for accounting purposes. As noted above, we elected to value this put option at fair value. We recognized the value of the put option as an asset with the corresponding gain recorded in earnings. Fair value was determined using a “with and without” approach, based on a discounted cash flow valuation comparing the value of the ARS with the put option and without it. We took into account the same factors as those used to value the ARS noted above. The value of the put option was recorded in interest income (expense), net, on our condensed consolidated statement of operations. As of September 30, 2009, the value of the put option was $2.4 million, which substantially off-set the realized loss recorded on the related ARS in our condensed statement of operations. In any period in which a change in value of our ARS put option does not fully offset a change in value of our UBS ARS, or vice versa, our condensed consolidated statement of operations will be impacted.

Our UBS ARS are presented as short-term investments on our condensed consolidated balance sheet, and the value of the ARS put option is presented separately. At September 30, 2009, the value of the ARS and the ARS put option was 22.7% of our total assets. This ARS put option is not a traditional put option in that it is non-transferable, non-assignable, and not available for trade in any financial market.

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

Accounting for Goodwill and Other Intangible Assets

At September 30, 2009, our recorded goodwill was $2.9 million. We assess the impairment of goodwill annually or more often if events or changes in circumstances indicate that the carrying value may not be recoverable. An impairment loss would be recognized if the fair value of the reporting unit is less than the carrying value of the reporting unit’s net assets on the date of the evaluation. The estimate of cash flow is based upon, among other things, certain assumptions about expected future operating performance and an appropriate discount rate determined by our management. Our estimates of discounted cash flows may differ from actual cash flows due to, among other things, economic conditions, changes to the business model or changes in operating performance. If we made different estimates, material differences may result in write-downs of net long-lived and intangible assets, which would be reflected by charges to our operating results for any period presented.

At September 30, 2009, our intangible assets, net were $292,000. We assess the impairment of finite lived identifiable intangible assets whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. An impairment loss would be recognized when the sum of the future net cash flows expected to result from the use of the asset and its eventual disposition is less than its carrying amount. Such impairment loss would be measured as the difference between the carrying amount of the asset and its fair value.

Stock-based Compensation

We account for stock-based compensation in accordance with the provisions of ASC 718 (formerly SFAS123R). Under the fair value recognition provisions, stock-based compensation cost is estimated at the grant date based on the fair value of the award and is recognized as expense ratably over the requisite service period of the award. We estimate the fair value of stock-based awards on the grant date using the Black-Scholes-Merton option-pricing model. Determining the appropriate fair value model and calculating the fair value of stock-based awards requires judgment, including estimating stock price volatility, forfeiture rates and expected life. If any of these assumptions used in the option-pricing models changes significantly, stock-based compensation may differ materially in the future from that record.

RESULTS OF OPERATIONS

The following table sets forth the results of operations for the three and nine months ended September 30, 2009 and 2008 expressed as a percentage of total revenue.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
Revenue	100%	100%	100%	100%
Cost of revenue	85	130	107	167

Gross margin	15	(30)	(7)	(67)

Costs and expenses:
Research and development	28	83	40	143
Sales and marketing	35	100	49	177
General and administrative	93	166	93	282
Amortization of intangible assets	1	2	1	2

Total costs and expenses	157	351	183	604

Loss from operations	(142)	(381)	(190)	(671)

Interest and other income, net	3	7	2	63

Loss from continuing operations, before income taxes	(139)	(374)	(188)	(608)

Provision (benefit) for income taxes	(20)	0	(32)	0

Loss from continuing operations	(119)	(374)	(156)	(608)

Income (loss) from discontinued operations, after income taxes	(6)	168	62	275

Net loss	(125)%	(206)%	(94)%	(333)%

REVENUE

	Three Months Ended September 30,				Nine Months Ended September 30,
In thousands, except percentages	2009	2008	$ Change	% Change	2009	2008	$ Change	% Change
Revenue	$4,600	$2,110	$2,490	118%	$11,647	$3,704	$7,943	214%

Revenue consisted primarily of services to consumers, either through our channel partners or directly via our website www.support.com. Our business was beginning to generate revenue in 2008 and revenues in the three- and nine- month periods ended September 30, 2008 were significantly smaller than in the same periods in 2009. The increase in revenue from 2008 to 2009 was primarily due to increased services demand from channel partners, with Office Depot being the most substantial but others also contributing. We expect revenue to grow significantly this year relative to 2008 as we diversify and grow our channel partnerships and our branded direct-to-consumer business.

COST OF REVENUE

	Three Months Ended September 30,				Nine Months Ended September 30,
In thousands, except percentages	2009	2008	$ Change	% Change	2009	2008	$ Change	% Change
Cost of revenue	$3,887	$2,755	$1,132	41%	$12,543	$6,189	$6,354	103%

Cost of revenue consists primarily of salary and related expenses for operations personnel and technology support agents, technology and telecommunication expenses related to the delivery of services and other employee-related expenses. The increase for 2009 as compared to 2008 resulted primarily from salary and related overhead expenses for our technology support agents. Over time we expect to add technology support agents to support revenue growth, but we seek to drive increased efficiencies through technology and call center management, which is designed to result in improved gross margins over time.

COSTS AND EXPENSES

Operating Expenses

	Three Months Ended September 30,				Nine Months Ended September 30,
In thousands, except percentages	2009	2008	$ Change	% Change	2009	2008	$ Change	% Change
Research and development	$1,306	$1,744	$(438)	(25)%	$4,609	$5,292	$(683)	(13)%
Sales and marketing	$1,605	$2,114	$(509)	(24)%	$5,664	$6,553	$(889)	(14)%
General and administrative	$4,265	$3,500	$765	22%	$10,843	$10,453	$390	4%

Research and development. Research and development costs are expensed as incurred. Research and development expense consists primarily of compensation costs, third-party consulting expenses and related overhead costs for research and development personnel. The decrease in research and development expense from 2008 to 2009 resulted primarily from lower salary and related expenses due to having fewer research and development personnel as we reduced costs in connection with beginning to operate our pure play Consumer Business.

Sales and marketing. Sales and marketing expense consists primarily of compensation costs, including salaries, business development and marketing personnel, expenses for lead generation and promotional activities. The decrease in sales and marketing expense from 2008 to 2009 resulted primarily from lower salary and related expenses due to having fewer personnel and lower advertising expense as we reduced costs in connection with beginning to operate our pure play Consumer Business, offset by restructuring costs in 2009.

General and administrative. General and administrative expense consists primarily of compensation costs and related overhead costs for administrative personnel and professional fees for legal, accounting and other professional services. The increase in general and administrative expense from 2008 to 2009 resulted primarily from the restructuring charge for the impairment of our Redwood City facility which was incurred in the third quarter of 2009. This was partially offset by a decrease in office costs and salary and related expense due to the reduction in our workforce in the second quarter of 2009. In addition, depreciation expense decreased as a result of the sale of the Enterprise Business.

Amortization of Intangible Assets

	Three Months Ended September 30,				Nine Months Ended September 30,
In thousands, except percentages	2009	2008	$ Change	% Change	2009	2008	$ Change	% Change
Amortization of intangible assets	$42	$42	$—	0%	$126	$70	$56	80%

Amortization of intangible assets resulted from acquisition of YourTechOnline.com (YTO), which occurred May 2, 2008.

INTEREST INCOME AND OTHER, NET

	Three Months Ended September 30,				Nine Months Ended September 30,
In thousands, except percentages	2009	2008	$ Change	% Change	2009	2008	$ Change	% Change
Interest income and other, net	$117	$158	$(41)	(26)%	$238	$2,327	$(2,089)	(90)%

The significant year over year decrease in interest income and other, net, resulted primarily from lower average investment balances and lower interest income on our marketable securities as, in response to the economic downturn, we shifted more of our investments into relatively safer but lower yielding money market instruments in order to reduce our credit risk. During the third quarter of 2009, we recorded a realized gain of $1.0 million to adjust the value of the UBS ARS to fair value and a corresponding loss of $1.0 million on the ARS put option. For the three and nine months ended September 30, 2009, the change in value of our ARS put option fully offset the change in value of our UBS ARS.

PROVISION FOR INCOME TAXES

	Three Months Ended September 30,				Nine Months Ended September 30,
In thousands, except percentages	2009	2008	$ Change	% Change	2009	2008	$ Change	% Change
Provision (benefit) for income taxes	$(918)	$5	$(923)	(185)%	$(3,755)	$4	$(3,759)	(940)%

For the three and nine months ended September 30, 2008, we recorded $5,000 and $4,000, respectively, in tax expense relating primarily to state income tax. For the three and nine months ended September 30, 2009, we recorded $918,000 and $3.8 million of tax benefit, respectively. The income tax benefits in 2009 related to continuing operations are primarily comprised of the benefit of utilization of continuing operations tax attributes to offset the tax on the income from discontinued operations. Income tax amounts also represent state income taxes and the benefit of federal refundable research and development credits.

LIQUIDITY AND CAPITAL RESOURCES

Total cash, cash equivalents, investments and the auction-rate securities put option at September 30, 2009 was $96.9 million, including approximately $20.5 million in net proceeds received from the sale of our Enterprise Business in June 2009.

Operating Activities

Net cash used in operating activities was $19.7 million and $8.5 million for the nine months ended September 30, 2009 and 2008, respectively. Net cash used in operating activities for the nine months ended September 30, 2009 resulted primarily from a net loss of $10.9 million, a reduction in deferred revenue for discontinued operations of $1.2 million driven by lower deferred maintenance revenue and a gain on the sale of the Enterprise Business of $4.6 million, partially offset by non-cash items of $4.2 million. Such non-cash items primarily consisted of depreciation, write-off of fixed assets, amortization of premiums and discounts on marketable securities, stock-based compensation expenses and amortization of intangible assets. Net cash used in operating activities for the nine months ended September 30, 2008 was primarily due to the net loss of $12.3 million and a net reduction in deferred revenue of $1.8 million driven by lower deferred maintenance revenue, partially offset by non-cash items of $4.3 million. Such non-cash items primarily consisted of amortization and depreciation, amortization of premiums and discounts on investments and stock-based compensation expense.

Investing Activities

Net cash provided by (used in) investing activities was $(9.9) million and $66.5 million for the nine months ended September 30, 2009 and 2008, respectively. Net cash used in investing activities for the nine months ended September 30, 2009 was primarily due to the net proceeds we received from the sale of the Enterprise Business of $20.5 million and sales and maturities of $13.1 million in marketable securities offset by the purchases of $42.9 million in marketable securities. Net cash provided by investing activities for the nine months ended September 30, 2008 was primarily due to sales and maturities of $109.3 million in investments offset by the purchases of $38.3 million of investments, $2.8 million paid for our acquisition of YTO, expenditures of $377,000 for property and equipment and $1.4 million for purchased technology.

Financing Activities

Net cash provided by financing activities was $417,000 and $381,000 for the nine months ended September 30, 2009 and 2008, respectively. Net cash provided by financing activities for the nine months ended September 30, 2009 resulted from net proceeds from the purchase of 74,041 common shares under the ESPP and net proceeds from the issuance of 213,438 shares of our common stock underlying stock options granted under the 2000 Omnibus Equity Incentive Plan. Net cash provided by financing activities for the nine months ended September 30, 2008 was attributable to net proceeds from the purchase of 127,301 shares of common stock under the ESPP and the exercise of 2,333 stock options.

Working Capital and Capital Expenditure Requirements

We ended the third quarter of 2009 with approximately $96.9 million in cash and cash equivalents, investments and the ARS put option. Excluding the ARS put option, at September 30, 2009, we had working capital of $ 90.1 million. We believe that our existing cash balances will be sufficient to meet our working capital requirements for at least the next 12 months.

We plan to continue to make investments in our business during 2009. We believe these investments are essential to creating sustainable growth in our business in the future. Because these investments will likely precede any associated revenues, we expect our working capital to decrease in the near term. Additionally, we may choose to acquire other businesses or complimentary technologies to enhance our product capabilities and such acquisitions would likely require the use of cash.

Achieving revenue scale to sustain positive gross margin will take time, and we expect to consume cash in operations until we reach these revenue levels. Based on current plans, we expect to consume additional cash before reaching profitability.

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

At September 30, 2009 and December 31, 2008 we had investments in AAA-rated ARS with various state student loan authorities with estimated fair values of $21.5 million and $15.8 million, respectively. The student loans made by these authorities are substantially guaranteed by the federal government through the Federal Family Education Loan Program (FFELP). ARS are long-term floating rate bonds tied to short-term interest rates. After the initial issuance of the securities, the interest rate on the securities is reset periodically, at intervals established at the time of issuance (e.g., every seven days, twenty-eight days, thirty-five days, or every six months), based on market demand, if the auctions are successful. ARS are bought and sold in the marketplace through a competitive bidding process often referred to as a “Dutch auction.” If there is insufficient interest in the securities at the time of an auction, the auction may not be completed and the ARS then pays a default interest rate. Following such a failed auction, we cannot access our funds that are invested in the corresponding ARS until a future auction of these investments is successful, new buyers express interest in purchasing these securities in between reset dates, issuers establish a different form of financing to replace these securities, or final payments become due according to contractual maturities. Commencing in February 2008, conditions in the global credit markets resulted in failed auctions for all of the ARS we held. In the near term, our ability to liquidate our investments or fully recover the carrying values may be limited or not exist.

In August 2008, UBS, the broker-dealer for most of our ARS, announced a settlement under which it has offered to provide liquidity solutions for, or purchase, the ARS held by its institutional clients. In October 2008, UBS extended an offer to us to sell our eligible ARS at par value back to UBS beginning June 30, 2010 through July 2, 2012. We believe that all of the UBS ARS we hold qualify as “eligible” for purposes of the UBS offer. Under the offer, UBS will have sole discretion without prior notice to us, to sell our eligible securities and return par value to us from June 30, 2010 through July 2, 2012. In November 2008, we elected to accept the offer from UBS that gives us the option to sell back UBS a total of $20.7 million of our ARS at par value at any time from June 30, 2010 through July 2, 2012. Upon our acceptance of the UBS offer, we elected to value the ARS put option at fair value. See Note 1 “Significant Accounting Policies” to the accompanying condensed consolidated financial statements of this Form 10-Q for further information. Because we have accepted the UBS offer, we have elected to record a one-time transfer of our UBS ARS from available-for-sale to trading securities on our balance sheet. The transfer from available-for-sale to trading securities on our balance sheet reflects our management’s intent to exercise its ARS put option during the period June 30, 2010 to July 2, 2012. During the quarter ended September 30, 2009, we recorded a gain of $1.0 million to adjust the value of the UBS ARS to fair value offset by a recorded loss of $1.0 million on our ARS put option. For the nine months ended September 30, 2009, we had a net realized gain/loss of zero. Further changes in the value of the UBS ARS will also be recorded on our condensed consolidated statement of operations in this manner.

The fair value of our ARS at September 30, 2009 reflects an unrealized loss of $0.3 million, entirely related to securities classified as available-for-sale.

Fair value for all ARS, including both the UBS securities classified as trading securities and the other ARS classified as available-for-sale, was based on a discounted cash flow valuation that takes into account a number of factors including the weighted average remaining term (WART) of the underlying securities, the expected return, and the discount rate. The actual WART from servicing reports was used where available. For securities where the actual WART was not available an estimate based on other securities held was used. The expected return was calculated based on the last twelve months average for the 91 day U.S. treasury bill plus a spread. This rate is the typical default rate for ARS held by us. The discount rate was calculated using the 3-month LIBOR rate plus adjustments for the security type. Changes in any of the above estimates, especially the weighted average remaining term or the discount rate, could result in a material change to the fair value. At September 30, 2009, all ARS were classified as Level 3 assets in accordance with the ASC 820 (formerly SFAS 157) hierarchy. Presently we have determined the decline in value for the available-for-sale ARS to be temporary because i) we have no intent to sell the security and we believe that we will not be required to sell the security before the recovery of its amortized cost due to our large cash reserves; ii) through September 30, 2009 all of the securities have maintained their AAA credit ratings; and iii) loans made by the issuers are backed by the federal government. We also conclude that we do not intend to sell an impaired security and will not be required to sell the security before the recovery of our amortized cost basis due to its large cash reserves.

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

Impact of Foreign Currency Rate Changes

The functional currencies of our international operating subsidiaries are the local currencies. We translate the assets and liabilities of our foreign subsidiaries at the exchange rates in effect on the balance sheet date. We translate their income and expenses at the average rates of exchange in effect during the period. We include translation gains and losses in the stockholders’ equity section of our balance sheet. We include net gains and losses resulting from foreign exchange transactions in interest income and other in our statements of operations. Since we translate foreign currencies (primarily Canadian dollars, British pounds, European Union euros and Indian rupees) into U.S. dollars for financial reporting purposes, currency fluctuations may have a material impact on our financial results. We have both revenues and expenses that are denominated in foreign currencies. Historically, foreign currency expenses have been larger than foreign currency revenues. A weaker U.S. dollar environment would generally have a negative impact on our statement of operations, while a stronger U.S. dollar environment would have a positive impact on our statement of operations. The historical impact of currency fluctuations has generally been immaterial. As of September 30, 2009 we did not engage in foreign currency hedging activities.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended September 30, 2009 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

This report contains forward-looking statements regarding our business and expected future performance as well as assumptions underlying or relating to such statements of expectation, all of which are “forward looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. We are subject to many risks and uncertainties that may materially affect our business and future performance and cause those forward-looking statements to be inaccurate. Words such as “expects,” “anticipates,” “intends,” “plans,” “believes,” “forecasts,” “estimates,” “seeks,” “may result in,” “focused on,” “continue to,” and similar expressions often identify forward-looking statements. In this report, forward-looking statements include, without limitation, the following:

•	Our expectations and beliefs regarding future conduct and growth of our business;

•	Our expectations regarding channel partners and the anticipated timing and magnitude of revenue from these partners;

•	Our expectations regarding our ability to deliver premium technology services efficiently;

•	Our beliefs regarding the impact of global economic instability on our business;

•	Our expectations regarding unit volumes, pricing and other factors in the PC market and the effects of such factors on our business;

•	Our ability to hire, train and retain technology support agents;

•	Our beliefs and expectations regarding the introduction of new products and related services;

•	Our expectations regarding cash flows and expenses, including cost of goods sold, sales and marketing, research and development efforts, and administrative expenses;

•	Our assessment of seasonality, mix of revenue, and other trends for our business;

•	Our expectations regarding the costs and other effects of acquisition and disposition transactions;

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

Our business has not been profitable and may not achieve profitability in future periods.

We were not profitable in 2008 or in the first three quarters of 2009. In addition, we intend to make significant investments in support of our business, and we expect to continue to sustain losses over the balance of 2009 and in subsequent periods. If we fail to achieve revenue growth as a result of these additional investments or if such revenue growth does not result in our achieving profitability, the market price of our common stock will likely decline. We expect to continue to consume cash until we reach higher revenue levels. A sustained period of losses would result in an increased usage of cash to fund our operating activities and a corresponding reduction in our cash balance.

Our Enterprise Business historically generated a substantial portion of our revenue. After its sale we are a much smaller company, and in order to succeed, we will need to achieve profitability in our Consumer Business.

In June 2009, we sold our Enterprise Business, which has historically been the source of a substantial portion of our revenue. For the fiscal year ended December 31, 2008, our Enterprise Business segment accounted for $42.1 million of our total revenues of $48.9 million while our Consumer Business segment accounted for only $6.8 million of our total revenues. Given our size and the fact that the sole focus of our business is our Consumer Business, our management has an even greater expectation from stockholders and industry analysts to produce improved quarterly financial results for our Consumer Business as compared to the periods prior to the sale of the Enterprise Business, when the diversity of our revenue streams could enable one of our segments to offset weakness in the other segment.

Because a small number of customers and channel partners have historically accounted for and may in future periods account for the substantial majority of our revenue, delays of specific programs or losses of certain customers could decrease our revenue substantially.

In 2009, one company, Office Depot, has accounted for the substantial majority of our total revenue after giving effect to the sale of our Enterprise Business. Although we are implementing and expanding programs with several other channel partners, Office Depot will, at least in the near term, account for a substantial majority of our total revenue. Our revenue could decline significantly because of the loss or decline in activity of Office Depot or delay of a significant program by any channel partner. Additionally, we may not obtain new channel partners or customers. The failure to obtain significant new channel partners or the loss or decline of significant channel partners would have a material adverse effect on our operating results. Further risks associated with the loss or decline in a significant channel partner are detailed in “Our failure to establish and expand successful partnerships to sell our products and services would harm our operating results” below.

Our failure to establish and expand successful partnerships to sell our products and services would harm our operating results.

Our current business model requires us to establish and maintain relationships with third parties who market and sell our premium technology services. Failure to establish or maintain third-party relationships in our business, particularly with firms that sell our services, on acceptable terms or at all, could materially and adversely affect the success of our business. We sell to numerous consumers through each of these channel partners, and therefore a delay in the launch or rollout of our services with even one of these channel partners could cause us to miss revenue targets. The process of establishing a relationship with a channel partner can be complex and time consuming, and we must pass multiple levels of review in order to be selected. If we are unable to establish a sufficient number of new channel partners on a timely basis our sales will suffer. There is also the risk that, once established, our programs with these channel partners may take longer than we expect to produce revenue or may not produce revenue at all. One or more of our key channel partners may also discontinue selling our services, offer them only on a limited basis or devote insufficient time and attention to promoting them to their customers. If any of these key channel partners merge with a competitor, particularly one that offers a service competitive with ours, all of these risks could be exacerbated. Each of these risks could reduce our sales and significantly harm our operating results.

Our business has a limited operating history and is based on a relatively new business model.

Our consumer business is a technology-enabled services business that was launched in 2007 to provide consumers with assistance in managing technology. Prior to January 2008, we operated only our Enterprise Business, which we sold in the second quarter of 2009. We are executing a plan to extend our business by providing premium technology services to consumers both through channel partners and directly. We may not be able to offer these services successfully. We have limited experience in reaching or serving consumers and in managing technology services agents. All of our North American technology services agents are now home-based, which requires a high degree of coordination and quality control of employees working from diverse and remote locations. We are currently experiencing financial losses in our business and we expect to continue to use significant cash and incur significant costs to support this initiative, including costs associated with recruiting, training and managing our technology services agents, costs to develop and acquire technology and infrastructure to support our business, promotional costs associated with reaching consumers, and costs of obtaining personnel with the necessary consumer expertise, costs related to our status as a public company, and costs associated with potential acquisition activity. These investments, which typically are made in advance of revenue, may not yield increased revenue to offset these expenses. As a result of these factors, the future revenue and income potential of our business is uncertain. Any evaluation of our business and our prospects must be considered in light of these factors and the risks and uncertainties often encountered by companies in our early stage of development. Some of these risks and uncertainties relate to our ability to do the following:

•	Maintain our current relationships, and develop new relationships, with consumers and channel partners;

•	Reach consumers directly in a cost-effective fashion;

•	Meet anticipated growth targets;

•	Successfully introduce new, and adapt our existing, products and services for consumers;

•	Manage our business to provide services on an efficient basis in order to achieve profitability;

•	Adapt to industry consolidation;

•	Respond effectively to competition;

•	Respond to government regulations relating to our business;

•	Attract and retain qualified management and employees; and

•	Manage our expanding operations and implement and improve our operational, financial and management controls.

If we are unable to address these risks, our business, results of operations and prospects could suffer.

We may make acquisitions that may not prove successful.

We are considering acquisitions of other businesses, assets or companies, although we currently have no agreement to make any such acquisition. We may not be able to identify suitable acquisition candidates at prices we consider appropriate. If we do identify an appropriate acquisition candidate, we may not be able to successfully and satisfactorily negotiate the terms of the acquisition. Our management may not be able to effectively implement our acquisition program and internal growth strategy simultaneously. The integration of acquisitions involves a number of risks and presents financial, managerial and operational challenges. We may have difficulty, and may incur unanticipated expenses related to, integrating management and personnel from these acquired entities with our management and personnel. Our failure to identify, consummate or integrate suitable acquisitions could adversely affect our business and results of operations. We cannot readily predict the timing, size or success of our future acquisitions. Failure to successfully operate our acquisition program could have a material adverse effect on our business, prospects, financial condition and results of operations. Even successful acquisitions could have the effect of reducing our cash balances. Acquisitions and divestitures could involve a number of other potential risks to our business, including the following, any of which could harm our business results:

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

Several factors that have contributed or may in the future contribute to fluctuations in our operating results include:

•	Demand for our services;

•	Our ability to increase the efficiency and capacity of our technology services agents;

•	The performance of our channel partners;

•	Our reliance on a small number of channel partners for a substantial portion of our revenue;

•	Instability in the global macroeconomic climate and its effect on our and our channel partners’ operations;

•	Changes in the PC market relating to unit volume, pricing and other factors and the effects of such changes on our business;

•	The rate of expansion of our offerings and our investments therein;

•	The price and mix of products and services we or our competitors offer;

•	Our ability to attract and retain customers and channel partners;

•	Our ability to adapt to our customers’ needs in a market space defined by frequent technological change;

•	Seasonal trends resulting from consumer spending patterns;

•	The amount and timing of operating costs and capital expenditures in our business;

•	Diversion of management’s attention from other business concerns and disruption of our ongoing business as a result of acquisitions or divestitures by us;

•	The exercise of judgment by our management in making accounting decisions in accordance with our accounting policies; and

•	Potential losses on investments, or other losses from financial instruments we may hold that are exposed to market risk.

We are a small public company with a large cash balance relative to our size.

We are a publicly traded company and are subject to SEC and Nasdaq rules and regulations, including the Sarbanes-Oxley Act of 2002. While all public companies face the costs and burdens associated with being publicly traded, given the size of our business, the costs and burden of being a public company will be a significant portion of our annual revenues. We had approximately $96.9 million in cash, cash equivalents, investments and the ARS put option as of September 30, 2009. In the past our market capitalization has been lower than our cash balance. If these dynamics continue, we may be a take-over target in the future. This might cause distractions for our management and our board of directors and might otherwise prevent us from executing on our strategy for the business to build long term stockholder value.

The Asset Purchase Agreement for our Enterprise Business may expose us to contingent liabilities.

Under the Asset Purchase Agreement we entered into with Consona in connection with the sale of our Enterprise Business completed in June 2009, we agreed to indemnify Consona for breaches or violations of any representation, warranty, covenant or agreement made by us in the Asset Purchase Agreement, for pre-closing and other liabilities related to the Enterprise Business, and for other matters, subject to certain limitations. Significant indemnification claims by Consona could have a material adverse effect on our financial condition.

Economic instability may harm our operating results and the financial condition of our business.

As has been widely reported, over the past eighteen months the economies of the United States and foreign countries have been experiencing extreme disruption, including, among other things, higher mortgage delinquencies, increased unemployment, decreased consumer spending, highly volatile securities markets, diminished liquidity and credit availability, currency fluctuation, and downgrades and declining valuations of certain investments. These economic developments potentially affect our business in several ways. Consumers may be less willing to pay for our services, our channel partners and prospects may be unable to obtain financing for major commitments and operations, they may reduce their spending or delay or cancel programs that include our offerings and they may be unable to pay us in a timely fashion or at all. While we monitor these situations carefully and attempt to take appropriate measures to protect ourselves by recognizing revenue upon collection of accounts from channel partners we deem to have credit risks and upon sell-through by resellers, it is possible that we may have to write down or write off doubtful accounts. Such write-downs or write-offs would negatively affect our operating results for the period in which they occur and, if large enough, could have a material adverse effect on our operating results and financial condition. Our business, including our investment portfolio, may be harmed by general decreases in economic activity, including decreases in business and consumer spending and uncertainty due to economic disruptions and government intervention in the financial markets. We cannot predict the duration and severity of the current disruption in the macroeconomic climate and market conditions, and these conditions may harm our operating results.

Changes in the market for PCs and other electronic products could adversely affect our business.

Reductions in unit volumes of PCs or other devices sold, or in the prices of such devices, could adversely affect our business. We offer both services that are attached to the sales of new PCs and other devices and services designed to fix existing PCs and other devices. Declines in the unit volumes sold of these devices or declines in the pricing of such devices could adversely affect demand for our services and/or our revenue mix, either of which would harm our operating results.

Our inability to meet future financial performance targets that we announce or that are published by research analysts could cause the market price of our common stock to decline.

From time to time, we provide guidance related to our future financial performance. In addition, financial analysts may publish their own expectations of our future financial performance. Because our quarterly revenue and our operating results fluctuate and are difficult to predict, future financial performance is difficult to predict. In the past, we have failed to meet our guidance and our stock price has declined. Generally, the market prices of technology companies have been extremely volatile. Stock prices of many technology companies have often fluctuated in a manner unrelated or disproportionate to the operating performance of such companies. In the past, following periods of market volatility, stockholders have often initiated securities class action litigation relating to the stock trading and price volatility of the technology company in question. Any securities litigation we may become involved in could result in our incurring substantial defense costs and diverting resources and the attention of management from our business.

If we fail to hire, train and manage our technology services agents efficiently and in a manner that provides an adequate level of support for our customers, our reputation and revenues could be harmed.

Our business plan depends in part on our ability to attract, manage and retain our technology services agents in North America in order to satisfy demand for our services. We may be unable to hire, train and manage adequate numbers of competent technology services agents, which is essential in creating a favorable customer experience, including reducing customer wait times, reducing the time it takes our technology services agents to deliver our services, meeting customer demand for our services at peak times and resolving technology problems successfully. We have limited experience in hiring, training, and managing these technology services agents. Although our service delivery and communications infrastructure enables us to monitor and manage these technology services agents remotely, because they are home-based and geographically dispersed, it is more difficult to directly supervise their work. Any problems we encounter retaining technology services agents could seriously jeopardize our service delivery operations and our revenue. If we are unable to continually provide adequate staffing for our service delivery operations, our revenue and reputation could be seriously harmed.

From time to time, we enter into relationships with third parties to provide on-site services for certain North American customers. We may be less able to manage the quality of services provided by third-party onsite service providers as directly as we would our own employees. In addition, outsourced services may be more costly. We also face the risk that disruptions or delays in outsourcers’ communications and information technology infrastructure could cause lengthy interruptions in the availability of our services. Any of these risks could harm our operating results.

Disruptions in our information technology and service delivery infrastructure and operations, including interruptions or delays in service from our third-party web hosting provider, could impair the delivery of our services and harm our business.

Our operations depend on the continuing operation of our information technology and communication systems and those of our external service providers. Any damage to or failure of those systems could result in interruptions in our service, which could reduce our revenues and damage our reputation. The technology we use to serve customers is hosted at a third party facility located in the United States. This facility is operated by a publicly held company specializing in operating such facilities, and we do not control the operation of this facility. As it briefly did recently, this facility may experience unplanned outages and other technical difficulties, and it is vulnerable to damage or interruption from fires, floods, earthquakes, telecommunications and connectivity failures, power failures, and similar events. This facility is also subject to risks from vandalism, break-ins, intrusion, and other malicious attacks. Despite substantial precautions taken, such as disaster recovery planning and back-up procedures, a natural disaster, act of terrorism or other unanticipated problem could cause a loss of information and data and lengthy interruptions in the availability of our services and hosted solutions offerings, as our backup systems may not be able to meet our needs for an extended period of time. We rely on hosted systems maintained by third-party providers to deliver technology services to consumers, including taking customer orders, handling telecommunications for customer calls, and tracking sales and service delivery. Any interruption or failure of our internal or external systems could prevent us or our service providers from accepting orders and delivering services, or cause company and consumer data to be unintentionally disclosed. Our continuing efforts to upgrade and enhance the security and reliability of our information technology and communications infrastructure could be very costly, and we may have to expend significant resources to remedy problems such as a security breach or service interruption. Interruptions in our services resulting from labor disputes, telephone or Internet failures, power or service outages, natural disasters or other events, or a security breach could reduce our revenue, increase our costs, cause customers and channel partners to fail to renew or to terminate their use of our offerings, and harm our reputation and our ability to attract new customers.

Our investments in marketable securities are subject to market risks which may cause losses and affect the liquidity of these investments.

We have historically invested our portfolio in government debt securities, municipal debt securities with an auction reset feature (“auction-rate securities” or “ARS”), corporate notes and bonds, commercial paper and money market funds meeting certain criteria. At September 30, 2009 we had $35.1 million in cash and cash equivalents, $56.1 million in short-term investments and $3.3 million in long-term investments. Included in these amounts are $24.3 million, par value, of auction-rate securities as of September 30, 2009, approximately $20.7 million of which is held by UBS AG (“UBS”). Financing arrangements that are available to us include the right to a loan from UBS at no net cost for up to the amount of the par value of our eligible auction-rate securities. This loan option is associated with the ARS put option we received from UBS in November 2008, and is available until June 30, 2010. As of September 30, 2009, we had not exercised our right to obtain this loan.

Certain of our investments are subject to general credit, liquidity, market and interest rate risks, which may be exacerbated by the global macroeconomic downturn that, among other things, has caused credit and liquidity issues. Commencing in February 2008, illiquidity conditions in the global credit markets resulted in failed auctions for all of our auction-rate securities. In the near term, our ability to liquidate our investments or fully recover the carrying values thereof may be limited or not exist. In addition, adverse market events could cause us to lose part or all of our investment in our portfolio. The market risks associated with our investment portfolio may have a negative adverse effect on our results of operations, liquidity and financial condition.

We may realize losses on our investments in auction-rate securities or be unable to liquidate these investments at desired times in desired amounts.

At September 30, 2009, we had $21.5 million, fair value, of auction-rate securities. Historically, our ARS were highly liquid, and used a Dutch auction process that resets the applicable interest rate at predetermined intervals, typically every 28 to 35 days, to provide liquidity at par. However, as a result of disruption in the global credit and capital markets, the auctions for all of our ARS failed beginning in February 2008 when sell orders exceeded buy orders. Accordingly, we were unable to sell any of our ARS. Of the $24.3 million, par value, of ARS as of September 30, 2009, approximately $20.7 million is held by UBS and has been classified as trading securities because of the ARS put option described below. Accordingly, during the third quarter of 2009 the realized gain on the ARS put option fully offset with the realized loss on the UBS .

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

Under applicable accounting rules we must re-value our UBS ARS and ARS put option each reporting period. This means that changes in their value will be recorded as interest income (expense) and other, net, in our condensed consolidated statement of operations. In any period, a change in value of our auction-rate securities put option may be offset, at least in part, by a corresponding change in the value of our ARS or vice versa.

The remaining ARS was issued by another investment advisor who has not made an offer similar to UBS. Accordingly, we have continued to classify the ARS issued by this adviser as available-for-sale securities. Changes in their market value during the third quarter of 2009 have been recorded through other comprehensive income as a $333,000 loss. If market conditions deteriorate further, we may be required to record additional unrealized losses in other comprehensive income or as impairment charges. We will not be able to liquidate these investments unless the issuer calls the security, a successful auction occurs, a buyer is found outside of the auction process, or the security matures and the issuer is able to meet its obligations pursuant to such security.

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

We compete with electronics retailers that offer premium technology services, digital service providers, anti-virus providers, PC manufacturers, warranty providers, companies that offer online technology support and local computer repair shops. Certain of these competitors have longer operating histories, significantly greater financial, technical and other resources, greater access to large numbers of consumers, stronger strategic alliances or greater name recognition than we have.

Our systems collect, access, use, and store personal customer information and enable customer transactions, which poses security risks, requires us to invest significant resources to prevent or correct problems caused by security breaches, and may harm our business.

A fundamental requirement for online communications, transactions and support is the secure collection, storage and transmission of confidential information. Our systems collect and store confidential and/or personal information of our individual customers as well as our channel partners and their end-users, including credit card information, and our employees and contractors may access and use that information in the course of providing services to our customers. In addition, we collect and retain personal information of our employees in the ordinary course of our business. We and our third-party contractors use commercially available technologies to secure this information. Despite these measures, third parties may attempt to breach the security of our data or that of our customers. In addition, errors in the storage or transmission of data could breach the security of that information. We may be liable to our customers for any breach in security and any breach could subject us to governmental or administrative proceedings or monetary penalties and harm our business and reputation. Also, computers are vulnerable to computer viruses, physical or electronic break-ins and similar disruptions, which could lead to interruptions, delays or loss of data. We may be required to expend significant capital and other resources to comply with mandatory privacy and security standards required by law, industry standard, or contract, and to further protect against security breaches or to correct problems caused by any security breach.

Privacy concerns and laws or other domestic or foreign regulations may require us to incur significant costs and may reduce the effectiveness of our solutions, and our failure to comply with those laws or regulations may harm our business and cause us to lose customers.

Our software contains features that allow our technology services agents to access, control, monitor or collect information from computers running our software. Federal, state and foreign government bodies and agencies, however, have adopted or are considering adopting laws and regulations restricting or otherwise regulating the collection, use and disclosure of personal information obtained from consumers and individuals. Those regulations could require costly compliance measures, could reduce the efficiency of our operations, or could require us to modify or cease to provide our systems or services. Liability for violation of, costs of compliance with, and other burdens imposed by such laws and regulations may limit the use and adoption of our services and reduce overall demand for them. Even the perception of privacy concerns, whether or not valid, may harm our reputation and inhibit adoption of our solutions by current and future customers. In addition, we may face claims about invasion of privacy or inappropriate disclosure, use, storage, or loss of information obtained from our customers. Any imposition of liability could harm our reputation, cause us to lose customers and cause our operating results to suffer.

Our future service offerings may not achieve market acceptance.

If we fail to develop enhanced versions of our services in a timely manner or to provide services that achieve rapid and broad market acceptance, we may not maintain or expand our market share. We may fail to identify new service opportunities for our current market or new markets that we enter in the future. In addition, our existing services may become obsolete if we fail to introduce new services that meet new customer demands or support new standards. While we are developing new services, there can be no assurance that these new services will gain market acceptance or generate material revenue for us. We have limited control over factors that affect market acceptance of our services, including the willingness of channel partners to offer our services and customer preferences for competitors’ products, services and delivery models.

We rely on third-party technologies and our inability to use or integrate third-party technologies could delay service development and could harm our business.

We generally use our own technology to diagnose and resolve consumer technology problems. If our products fail to perform well in the consumers’ complex software environment, our services may not be successful. We intend to continue to license technologies from third parties, including applications used in our research and development activities and technologies, which are integrated into our services. Our use of technologies licensed from third parties poses certain risks. Some of the third-party technologies we license may be provided under “open source” licenses, which may have terms that require us to make generally available our modifications or derivative works based on such open source code. Our inability to obtain or integrate third-party technologies with our own technology could delay service development until equivalent compatible technology can be identified, licensed and integrated. These third-party technologies may not continue to be available to us on commercially reasonable terms or at all. We may fail to successfully integrate any licensed technology into our solutions or services, which would harm our business and operating results. Third-party licenses also expose us to increased risks that include:

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

We rely upon intellectual property laws to protect our proprietary rights, and if these rights are not sufficiently protected or we are not able to obtain sufficient protection for our technology, it could harm our ability to compete and to generate revenue.

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

ITEM 6.	EXHIBITS

Exhibits.

10.1	Amendment No. 4 to the Professional Services Agreement between Office Depot and SupportSoft effective as of August 27, 2009 (1)

10.1(a)	Form of Stock Option Grant Notification for Officers and Employees

31.1	Chief Executive Officer Section 302 Certification

31.2	Chief Financial Officer Section 302 Certification

32.1	Statement of the Chief Executive Officer under 18 U.S.C. § 1350(2)

32.2	Statement of the Chief Financial Officer under 18 U.S.C. § 1350(2)

(1)	Confidential treatment has been requested for portions of this exhibit.
(2)	The certifications filed as Exhibits 32.1 and 32.2 are not deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934 and are not to be incorporated by reference into any filing of the Company under the Securities Exchange Act of 1933 or the Securities Exchange Act of 1934, whether made before or after the date hereof irrespective of any general incorporation by reference language contained in any such filing, except to the extent that the registrant specifically incorporates it by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

November 5, 2009	SUPPORT.COM, INC.

	By:	/s/ SHELLY SCHAFFER
Shelly Schaffer
Chief Financial Officer and
Executive Vice President of Finance and
Administration

EXHIBIT INDEX TO SUPPORT.COM, INC.

QUARTERLY REPORT ON FORM 10-Q

FOR THE QUARTER ENDED SEPTEMBER 30, 2009

10.1	Amendment No. 4 to the Professional Services Agreement between Office Depot and SupportSoft effective as of August 27, 2009 (1)

10.1(a)	Form of Stock Option Grant Notification for Officers and Employees

31.1	Chief Executive Officer Section 302 Certification

31.2	Chief Financial Officer Section 302 Certification

32.1	Statement of the Chief Executive Officer under 18 U.S.C. § 1350(2)

32.2	Statement of the Chief Financial Officer under 18 U.S.C. § 1350(2)

(1)	Confidential treatment has been requested for portions of this exhibit.
(2)	The certifications filed as Exhibits 32.1 and 32.2 are not deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934 and are not to be incorporated by reference into any filing of the Company under the Securities Exchange Act of 1933 or the Securities Exchange Act of 1934, whether made before or after the date hereof irrespective of any general incorporation by reference language contained in any such filing, except to the extent that the registrant specifically incorporates it by reference.