Form 10-K
period 2009-12-31
Support.com, Inc.
filed 2010-03-12
CIK 1104855

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

  For the Fiscal Year Ended December 31, 2009

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
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐     No ☒

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐     No ☐

The aggregate market value of the registrant’s common stock, $.0001 par value, held by non-affiliates of the registrant was approximately $101,374,842 based upon the closing price of $2.18 per share as of June 30, 2009. Shares of common stock held by each executive officer, director, and stockholders known by the registrant to own 10% or more of the outstanding stock based on Schedule 13G filings and other information known to us, have been excluded since such persons may be deemed affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

As of February 28, 2010, there were 46,475,313 shares of the registrant’s common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Part III, Items 10 (as to directors, section 16(a) beneficial ownership and audit committee and audit committee financial expert), 11, 12 (as to beneficial ownership), 13 and 14 incorporate by reference information from the registrant’s definitive proxy statement (the “Proxy Statement”) to be mailed to stockholders in connection with the solicitations of proxies for its 2010 annual meeting of stockholders. Except as expressly incorporated by reference, the registrant’s Proxy Statement shall not be deemed to be part of this report.

SUPPORT.COM, INC.

FORM 10-K

FOR FISCAL YEAR ENDED DECEMBER 31, 2009

FORWARD LOOKING STATEMENTS AND PRESENTATION OF FINANCIAL

AND OTHER INFORMATION

This Annual Report on Form 10-K (the “Form 10-K”) contains forward-looking statements that involve risks and uncertainties. Please see the section entitled “Forward-Looking Statements and Risk Factors” in Item 1A of this Report for important information to consider when evaluating these statements.

In this Form 10-K, unless the context indicates otherwise, the terms “we,” “us,” “Support.com,” “the Company” and “our” refer to Support.com, Inc., a Delaware corporation, and its subsidiaries. References to “$” are to United States dollars.

We have compiled the market size and growth data in this Form 10-K using statistics and other information obtained from several third-party sources. Some market data and statistical information are also based on our good faith estimates, which are derived from our review of internal surveys, as well as the independent sources referred to. This information may prove to be inaccurate because of the method by which we obtain some of our data for our estimates or because this information cannot always be verified with complete certainty due to the limits on the availability and reliability of raw data, the voluntary nature of the data gathering process and other limitations and uncertainties. As a result, although we believe these sources are reliable, we have not independently verified the information and cannot guarantee its accuracy and completeness.

Various amounts and percentages used in this Form 10-K have been rounded and, accordingly, they may not total 100%.

We own or otherwise have rights to the trademarks and trade names, including those mentioned in this Form 10-K, used in conjunction with the marketing and sale of our products.

PART I

ITEM 1.	BUSINESS.

Overview

Support.com is a leading independent provider of online care for the digital home and microbusiness.

Our technology services and software products install, set-up, connect, repair and protect personal computers and related devices that are essential to consumers’ digital lives. We offer one-time services and subscriptions, and we also license software products to consumers who prefer do-it-yourself solutions.

Our personal technology experts deliver our services online and by telephone, leveraging our proprietary technology platform. They are based in North America and work from their homes rather than in brick and mortar facilities. Our software products include award-winning tools designed to address some of the most common PC problem areas, including Windows registry errors, hard disk management and computer memory optimization.

We market our services through channel partners and directly to consumers. Our channel partners include leading retail, software, PC/Consumer Electronics (CE) and internet service brands. We market our software products directly to consumers and through channel partners using “free trial” versions to encourage consumers to experience the products. Our sales and marketing efforts principally target North American consumers.

Support.com was founded in 1997 under the name SupportSoft, Inc. as an enterprise software provider focused on technical support organizations. In 2007 we launched our consumer services business, and in 2008 began reporting two operating segments, Enterprise and Consumer. We used this segment reporting structure for all of our publicly filed financial statements beginning January 1, 2008. In June 2009 we sold our Enterprise business, changed our name to Support.com, Inc. and focused our efforts purely on the consumer market. We added the Sammsoft family of software products to our Consumer business in December 2009 through our acquisition of substantially all of the assets of Xeriton, Inc.

As a result of the sale of the Enterprise business, our audited consolidated financial statements, accompanying notes and other information provided in this Form 10-K reflect the Enterprise business as a discontinued operation for all periods presented. After reclassifying the Enterprise business to discontinued operations, our continuing operations consist solely of our remaining segment, the Consumer business, which includes our online support services as well as our consumer software products.

Industry Background

Technology has become an essential feature of the modern home and office. Consumer electronics such as personal computers, printers, digital cameras, music players, gaming devices, smart phones and other devices have become ubiquitous. Increasingly, consumers depend on such technology for “must-have” information, communication and entertainment services. Each year, these devices become more feature-rich, offering many new capabilities. In addition to changes in individual devices, technology has become increasingly connected, with networks becoming commonplace in the home as well as the office.

While these advances offer many benefits, consumers face an increasingly complex challenge in managing ever-changing products, applications and connections. Each new wave of functionality can also cause new problems, and each use of the internet can expose consumers to the rapidly growing universe of malware. Taken together, these developments create increasing challenges for consumers in successfully using technology.

Many consumers lack the technical skill or time to overcome these challenges. While suppliers offer support for their products, this support is necessarily limited to the device in question, and often fails to address connections between devices or malfunctions caused by the consumer’s environment or usage. As a result, the market for premium (paid) technology services (non-warranty services paid for separately from the products themselves) is growing rapidly. Parks Associates, a research firm focused on the digital home, estimates that the market for premium support for the digital home will grow from $3.6 billion in 2009 to $5.8 billion by 2013.

Within the premium technology services market, online or remote support is becoming increasingly prevalent. Online support involves a technician using specialized software to take control of a user’s computer over the internet, avoiding the delay and cost associated with traditional onsite support. Online support has been possible for some time, but the widespread availability of high speed internet connections and remote control software has caused growth in this segment of the market to accelerate. According to Parks Associates, consumer demand for tech support is shifting away from onsite services in favor of online tech support, with demand for online support growing significantly over the past 2-3 years and demand for onsite support decreasing.

For the do-it-yourself consumer, there is an established and growing market for software tools used to diagnose, repair, maintain, protect, and optimize personal computers and home networks. According to Parks Associates, “when it comes to preventative maintenance activities or home computer-troubleshooting, our research finds that roughly one-half of consumers are self-defined ‘do-it-yourselfers’ with technical support.” Software products for this do-it-yourself market are most commonly distributed directly and through traditional software distribution channels, including online sales and trial downloads.

Our Growth Strategy

Our objective is to become the leading independent provider of online care for the digital home and microbusiness. From a financial perspective, our goals are to grow and diversify revenue, increase gross margins and achieve profitability. Our strategies for achieving our objectives include extending our technology leadership, enhancing service delivery, expanding the size of our existing partnerships and increasing the reach of our consumer software products.

•

To extend our technology leadership, we plan to invest in research and development activities that increase the efficiency of our personal technology experts, extend our service delivery platform and deliver value to online care customers;

•

To enhance service delivery, we intend to increase automation through technology, improve process with Six Sigma methodologies, extend the capabilities of our delivery organization and increase the number of personal technology experts we employ;

•	To expand our customer presence, we plan to enhance existing programs, add new channel partners and grow our direct-to-consumer business; and

•

To increase the reach of our consumer software products, we plan to broaden distribution channels, enhance marketing campaigns, cross-sell software and services solutions, introduce new products and evaluate acquisition opportunities.

Our Online Care Services

Our online care services include one-time services, or incidents, and subscriptions. These services are available on demand, and also through the purchase of service cards and gift cards. We offer a money-back guarantee in the event we are unable to resolve the consumer’s problem subject to the terms of our end user agreements.

Our principal online care services include:

Install & Set-Up.    We offer a variety of installation and set-up services. Our New PC Setup and Configure services complete the basic setup and configuration steps for new PCs. We help consumers create new user accounts, configure automatic system updates and remove unnecessary trial software that clutters many new computers. An advanced version of this service also optimizes operating system and internet browsing settings. Our Protection and Performance services install, update and configure anti-malware software and operating system settings to enhance digital security. An advanced version of this service also installs and configures parental controls and creates a user profile that restricts internet and application access, as specified by the consumers. Other installation and set-up services help consumers install, set up and use certain digital devices connected to their PC. For example, we help consumers install and set up their printer, share it across a home network and keep it updated with the latest drivers. We can also assist consumers with installing and configuring digital cameras, music players and related software.

Connect and Secure.    Our Connect and Secure services help consumers in setting up a secure wireless network in their home. In this service, we configure, connect and establish secure connections between the PC, the wireless network and certain attached devices. In addition, we diagnose and repair problems consumers have with an existing wireless home network.

Diagnose and Fix.    Our Diagnose and Fix services assist consumers with a wide range of computer-related problems. We use our proprietary technology and third-party tools to identify, diagnose and repair technical problems, including the removal of viruses, spyware, and other forms of malware. We also offer services that enhance the performance of computers through faster start-up and shut-down, loading of programs and internet browsing as well as increased available storage space.

Our Software Products

Our consumer software products are designed to maintain, optimize and secure personal computers, and are marketed to consumers who prefer a “do-it-yourself” approach. These software tools can enable personal computers to run faster, more reliably and more securely. Our principal consumer software products include products designed for:

Registry Repair and Optimization.    Our Advanced Registry Optimizer™ software is designed to identify and repair errors in the registry database on personal computers running Microsoft Windows. Repairing these errors can improve performance and stability of a user’s PC.

Hard Drive Maintenance.    Our Hard Disk Tune-Up™ software is a rapid disk maintenance program. It helps improve the performance of a computer by defragmenting programs and data stored on the hard drive, which speeds access to stored information.

Memory Management and Optimization.    Our MemTurbo™ performance utility can increase available memory and improve computer performance by freeing up unused application memory and managing how applications request and subsequently return memory to the operating system.

Sales and Marketing

Services.    We sell our services through channel partners and directly to consumers. To date, a substantial majority of our revenues have come from services sold through channel partners. Our channel partners include leading retail, software, PC/CE and internet service brands.

Channel partnerships typically begin with a pilot phase and, if successful, progress to broader roll-outs. Programs for channel partners can take several months to more than a year to progress from a pilot stage to a broader roll-out. Given the significance of our retail channel partnerships, seasonality of consumer electronics retail sales can affect our revenues. Historically, other factors have had a greater impact on our revenues, such as the overall growth in our markets and the timing of releases by third parties of our new or upgraded devices and operating systems that we support.

We acquire channel partners through our business development organization, which consists of sales professionals and industry experts. We support channel partners through our account management organization which is composed of program managers and industry experts. Our marketing organization designs and implements marketing campaigns for channel partners and our direct-to-consumer offerings.

We offer our services directly to consumers, through our website www.support.com and our toll free number 1-800-PCSUPPORT. We also reach consumers through advertising in online and offline media, public relations, affiliate and referral programs and social media.

Software.    We sell our software directly to consumers and through channel partners. Our software products are principally distributed directly to consumers online. Online advertising allows consumers to click-through immediately to our software offerings where they can order and download our products on demand. In addition to full-featured software products available for a one-time license fee, consumers may also download “free-trial” demonstration versions with limited functionality before making a purchase decision. The marketing costs for customer acquisition in this highly competitive market can be substantial, and a majority of our direct software license revenue for this business currently is the result of advertising placements.

We also work with channel partners as part of our consumer software sales and marketing programs, which enables us to reach additional customers. Our channel partners for consumer software are primarily software companies selling complementary products.

Research and Development

Technology is at the core of our business model, and as a result our investment in research and development is substantial. We believe our continuing investment in research and development creates significant competitive advantage in the quality and cost of our consumer service offerings, and in our ability to meet the rigorous requirements of channel partners. We maintain dedicated research and development teams in Redwood City, California, and in Bangalore, India. Research and development expense in our continuing operations was $5.8 million in 2009, $7.0 million in 2008 and $5.1 million in 2007.

We have developed, currently maintain, and continue to improve proprietary technologies that are key to our services business in several areas. Through our Service Delivery Management System (“SDMS”), we provide a hosted platform for multi-channel sale and delivery of premium technology services used for our own service delivery, and that of a number of our partners. Through our Solutions Toolkit, we offer an integrated set of tools for delivery of premium technology services that enable our personal technology experts deliver consistent, high-quality and efficient service across thousands of consumers. Our PC Health Check application aids in the sale of premium technology services by offering recommendations to the consumer based on a quick automated diagnostic of their computer. Our Easy Support software, which is installed on our subscribers’ desktops, enables those subscribers to access our personal technology experts and facilitates service delivery. Our research and development activities have created integrated service delivery environments that improve efficiency and reduce average call handle time without compromising the customer experience. Our technologies have also enabled us to operate large, complex services programs for our channel partners.

In December 2009 we acquired the Sammsoft family of products through our acquisition of substantially all of the assets of Xeriton, Inc. Xeriton, Inc. developed certain of these products itself and licensed others from a third party, with whom we continue to partner on new products. We expect that new software products we offer to consumers will be developed principally by third parties as well as internally.

Intellectual Property

We own the registered trademark SUPPORT.COM® in the United States for specified software and support services, and we have registrations and common law rights for several related trademarks in the U.S. and certain other countries. We own the domain name www.support.com and other domain names, and have rights to the phone number 1-800-PCSUPPORT. We have exclusive distribution rights to the Sammsoft line of consumer software products, and non-exclusive rights to distribute certain other products.

As of December 31, 2009, we retained three issued patents in the United States following the sale of our Enterprise business. We also have patent applications pending. We may or may not seek additional patents in the future. We do not know if our current patent applications or any future patent application will result in a patent being issued with the scope of the claims we seek, if at all. Also, we do not know whether any patents we have or may receive will be challenged or invalidated. It is difficult to monitor unauthorized use of technology, particularly in foreign countries where the laws may not protect our proprietary rights as fully as they do in the United States, and our competitors may develop technology that competes with ours but nevertheless does not infringe our intellectual property rights.

We rely on a combination of copyright, trade secret, trademark and contractual protection to establish and protect our proprietary rights that are not protected by patents. We also enter into confidentiality agreements with our employees and consultants involved in product development. We generally require our employees, customers and potential business partners to enter into confidentiality agreements before we will disclose any sensitive aspects of our business. Also, we generally require employees and contractors to agree to assign and surrender to us any proprietary information, inventions or other intellectual property they generate while working for us in the scope of employment. These precautions, and our efforts to register and protect our intellectual property, may not prevent misappropriation or infringement of our intellectual property.

Competition

We are active in markets that are highly competitive and subject to rapid change. Although we do not believe there is one principal competitor for all aspects of our offerings, we do compete with a number of other vendors.

With respect to channel partnerships for our services, our competitors include privately-held companies focused on premium technology services, providers of electronics warranties, call centers focused on technical support and technology and communications companies offering technical support services through channel partnerships. With respect to direct-to-consumer services, our competitors include local computer repair shops and service providers, electronics retailers and technology and communications companies offering technical support directly to consumers. We believe the principal competitive factors in our services market include: breadth and depth of service offerings; quality of the consumer experience; technology; pricing; brand recognition; scale; and financial resources.

In the market for our consumer software products, we face direct competition from numerous suppliers of software utilities that perform the same or similar functions as our products. We also face indirect or potential competition from application providers, operating system providers, network equipment manufacturers, and other original equipment manufacturers (“OEMs”), who may provide various solutions and functions in their products, and from individuals and groups who offer “free” and open source utilities online. We believe that the principal competitive factors in the market for our consumer software products include: product features and ease of use; price; convenience of purchase; brand recognition; financial resources; and customer support.

The competitors in our markets for services and software can have some or all of the following competitive advantages: longer operating histories; greater economies of scale; greater financial resources; greater engineering and technical resources; greater sales and marketing resources; stronger strategic alliances and distribution channels; products with different functions and feature sets; and greater brand recognition than we have. We expect new competitors to continue to enter our services market given its relatively early stage, and we expect our markets to remain competitive.

For additional information related to competition, see Item 1A, Risk Factors.

Environmental Regulation

The majority of our employees are personal technology experts who work from their own homes and use our proprietary technology to deliver services from remote locations. As a result we believe that on a per-employee basis, our operations contribute significantly to efforts to reduce pollutants by eliminating fossil fuel-based commutes for the majority of our workers. In addition, the nature of our service delivery also helps many consumers avoid the need to visit a store in person, or for store employees to visit a home or office, resulting in additional reduction in pollutants caused by automobile transportation for such services. Finally, our principal delivery method for our software products is by electronic download, which produces no packaging-related waste, and eliminates the need for production of physical media and transportation except for a small percentage of consumers who affirmatively request and pay for delivery of products by CD. We are not aware at this time of any material effects that compliance with Federal, State and local provisions which have been enacted or adopted regulating the discharge of materials into the environment, or otherwise relating to the protection of the environment, may have on our business. Our assessment could change if and when any new regulations of such sort are enacted or adopted.

Employees

As of December 31, 2009, we had approximately 420 employees, of whom approximately 310 were personal technology experts and supervisors. None of our employees is covered by collective bargaining agreements.

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

Our telephone number is 650-556-9440 and our website address is www.support.com. The information contained on our website does not form any part of this Annual Report on Form 10-K. However, we make available free of charge through our website our Annual Report on Form 10-K, our quarterly reports on Form 10-Q, our current reports on Form 8-K filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934 as soon as reasonably practicable after we electronically file this material with, or furnish it to, the SEC. In addition, we also make available on http://www.support.com/Company/ir_corporate_governance our Code of Ethics and Business Conduct for Employees, Officers and Directors. This Code is also available in print without charge to any person who requests it by writing to:

Support.com, Inc.

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

Forward-Looking Statements and Risk Factors

This report contains forward-looking statements regarding our business and expected future performance as well as assumptions underlying or relating to such statements of expectation, all of which are “forward looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. We are subject to many risks and uncertainties that may materially affect our business and future performance and cause those forward-looking statements to be inaccurate. Words such as “expects,” “anticipates,” “intends,” “plans,” “believes,” “forecasts,” “estimates,” “seeks,” “may result in,” “focused on,” “continue to,” and similar expressions often identify forward-looking statements. In this report, forward-looking statements include, without limitation, the following:

•	Our expectations and beliefs regarding future conduct and growth of our business;

•	Our expectations regarding channel partners and the anticipated timing and magnitude of revenue from these partners;

•	Our expectations regarding sales of the Sammsoft software products we purchased and our ability to source, develop and distribute additional software products;

•	Our expectations regarding our ability to deliver premium technology services efficiently;

•	Our ability to hire, train, manage and retain personal technology experts in a home-based model;

•	Our beliefs and expectations regarding the introduction of new services and products;

•	Our expectations regarding cash flows and expenses, including cost of goods sold, sales and marketing, research and development efforts, and administrative expenses;

•	Our assessment of seasonality, mix of revenue, and other trends for our business;

•	Our expectations regarding the costs and other effects of acquisition and disposition transactions;

•	Our expectations regarding unit volumes, pricing and other factors in the PC market and the effects of such factors on our business;

•	Our beliefs regarding the impact of global economic instability on our business;

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

We have not been profitable since 2005. We intend to make significant investments in support of our business, and we expect to continue to sustain losses in 2010. If we fail to achieve revenue growth as a result of these additional investments or if such revenue growth does not result in our achieving profitability, the market price of our common stock will likely decline. We expect to continue to consume cash until we reach higher revenue levels. A sustained period of losses would result in an increased usage of cash to fund our operating activities and a corresponding reduction in our cash balance.

Our business has a limited operating history and is based on a relatively new business model.

Our Consumer business is a technology-enabled services business launched in 2007 to provide online care for the digital home and microbusiness. Prior to 2007, we operated only our Enterprise business, which we sold in the second quarter of 2009. We are executing a plan to grow our business by providing premium technology services to consumers both through channel partners and directly. We may not be able to offer these services successfully. All of our personal technology experts are home-based, which requires a high degree of coordination and quality control of employees working from diverse and remote locations. We are currently experiencing financial losses in our business and we expect to continue to use significant cash and incur significant costs to support this initiative. These investments, which typically are made in advance of revenue, may not yield increased revenue to offset these expenses. As a result of these factors, the future revenue and income potential of our business is uncertain. Any evaluation of our business and our prospects must be considered in light of these factors and the risks and uncertainties often encountered by companies in our early stage of development. Some of these risks and uncertainties relate to our ability to do the following:

•	Maintain our current relationships, and develop new relationships, with channel partners and consumers;

•	Reach consumers directly in a cost-effective fashion;

•	Hire, train, manage and retain our home-based personal technology experts;

•	Meet anticipated growth targets;

•	Manage our business to provide services on an efficient basis in order to achieve profitability;

•	Successfully introduce new, and adapt our existing, services and products for consumers;

•	Respond effectively to competition;

•	Adapt to industry consolidation;

•	Respond to government regulations relating to our business;

•	Attract and retain qualified management and employees; and

•	Manage our expanding operations and implement and improve our operational, financial and management controls.

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

Several factors that have contributed or may in the future contribute to fluctuations in our operating results include:

•	Demand for our services and products;

•	Our ability to increase the efficiency and capacity of our service delivery organization;

•	The performance of our channel partners;

•	Our reliance on a small number of channel partners for a substantial portion of our revenue;

•	Our ability to attract and retain customers and channel partners;

•	The rate of expansion of our offerings and our investments therein;

•	The price and mix of products and services we or our competitors offer;

•	Changes in the PC market relating to unit volume, pricing and other factors and the effects of such changes on our business;

•	Instability in the global macroeconomic climate and its effect on our and our channel partners’ operations;

•	Our ability to adapt to our customers’ needs in a market space defined by frequent technological change;

•	Seasonal trends resulting from consumer spending patterns;

•	The amount and timing of operating costs and capital expenditures in our business;

•	Diversion of management’s attention from other business concerns and disruption of our ongoing business as a result of acquisitions or divestitures by us;

•	Potential losses on investments, or other losses from financial instruments we may hold that are exposed to market risk; and

•	The exercise of judgment by our management in making accounting decisions in accordance with our accounting policies.

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

Our Enterprise business historically generated a substantial portion of our revenue. After its sale we are a smaller company, and in order to succeed, we will need to achieve profitability in our Consumer business.

In June 2009, we sold our Enterprise business, which has historically been the source of a substantial portion of our revenue. For the fiscal year ended December 31, 2009, revenue from our continuing operations was $17.5 million. In order to succeed, we will need to achieve profitability in our Consumer business. Given that the sole focus of our business is now our Consumer operations, expectations from stockholders and analysts that we produce improved financial results for our Consumer business are heightened as compared to the periods prior to the sale of the Enterprise business, when the diversity of our revenue streams could enable one of our segments to offset weakness in the other segment.

Because a small number of customers and channel partners have historically accounted for and may in future periods account for the substantial majority of our revenue, delays of specific programs or losses of certain customers could decrease our revenue substantially.

In 2009, one customer, Office Depot, accounted for the substantial majority of our total revenue after giving effect to the sale of our Enterprise business. Although we are implementing and expanding programs with several other channel partners, Office Depot will, at least in the near term, account for a substantial majority of our total revenue. Over the course of 2009, the percentage of revenue attributable to Office Depot has decreased each quarter. We expect the percent of revenue attributable to Office Depot to decline further in 2010 as we expand our service channel partnerships and grow our software business. Our agreement with Office Depot has a limited initial term and provides for a renewal period if agreed to by the parties. Even if the agreement continues to be renewed, however, it does not require Office Depot to do any minimum amount of business with us, and therefore Office Depot could decide at any time to reduce or eliminate its use of our services. Our revenue could decline significantly because of the loss or decline in activity of Office Depot or the delay or loss of a significant program by other channel partners. Additionally, we may not obtain new channel partners or customers. The failure to obtain significant new channel partners or the loss or decline of significant channel partners would have a material adverse effect on our operating results. Further risks associated with the loss or decline in a significant channel partner are detailed in “Our failure to establish and expand successful partnerships to sell our services and products would harm our operating results” below.

Our failure to establish and expand successful partnerships to sell our services and products would harm our operating results.

Our current business model requires us to establish and maintain relationships with third parties who market and sell our services and products. Failure to establish or maintain third-party relationships in our business, particularly with firms that sell our services and products, could materially and adversely affect the success of our business. We sell to numerous consumers through each of these channel partners, and therefore a delay in the launch or rollout of our services with even one of these channel partners could cause us to miss revenue targets. The process of establishing a relationship with a channel partner can be complex and time consuming, and we must pass multiple levels of review in order to be selected. If we are unable to establish a sufficient number of new channel partners on a timely basis our sales will suffer. There is also the risk that, once established, our programs with these channel partners may take longer than we expect to produce revenue or may not produce revenue at all. One or more of our key channel partners, including Office Depot, may also discontinue selling our services, offer them only on a limited basis or devote insufficient time and attention to promoting them to their customers. Some of our partners may prefer not to work with us if we also partner with their competitors. If any of these key channel partners merge with a competitor, all of these risks could be exacerbated. Each of these risks could reduce our sales and significantly harm our operating results.

If we fail to hire, train and manage our personal technology experts in a manner that provides an adequate level of support for our customers, our reputation and financial performance could be harmed.

Our business depends in part on our ability to attract, manage and retain our personal technology experts in order to satisfy demand for our services. If we are unable to hire, train and manage adequate numbers of competent personal technology experts, our service levels could decline, which could harm our reputation, cause us to lose customers and channel partners and adversely affect our financial performance. Although our service delivery and communications infrastructure enables us to monitor and manage these personal technology experts remotely, because they are home-based and geographically dispersed, we could experience difficulties meeting services levels. In addition, any problems we encounter retaining personal technology experts could seriously jeopardize our service delivery operations and our revenue.

From time to time, we enter into relationships with third parties to provide on-site services for certain customers. We may be less able to manage the quality of services provided by third-party onsite service providers as directly as we would our own employees. In addition, providing these services may be more costly. We also face the risk that disruptions or delays in these third parties’ communications and information technology infrastructure could cause lengthy interruptions in the availability of our services. Any of these risks could harm our operating results.

Disruptions in our information technology and service delivery infrastructure and operations, including interruptions or delays in service from our third-party web hosting provider, could impair the delivery of our services and harm our business.

We depend on the continuing operation of our information technology and communication systems and those of our external service providers. Any damage to or failure of those systems could result in interruptions in our service, which could reduce our revenues and damage our reputation. The technology we use to serve customers is hosted at a third-party facility located in the United States. This facility is operated by a publicly held company specializing in operating such facilities, and we do not control the operation of this facility. As it briefly did recently, this facility may experience unplanned outages and other technical difficulties, and it is vulnerable to damage or interruption from fires, floods, earthquakes, telecommunications and connectivity failures, power failures, and similar events. This facility is also subject to risks from vandalism, break-ins, intrusion, and other malicious attacks. Despite substantial precautions taken, such as disaster recovery planning and back-up procedures, a natural disaster, act of terrorism or other unanticipated problem could cause a loss of information and data and lengthy interruptions in the availability of our services and hosted solutions offerings, as our backup systems may not be able to meet our needs for an extended period of time. We rely on hosted systems maintained by third-party providers to deliver technology services to consumers, including taking customer orders, handling telecommunications for customer calls, and tracking sales and service delivery. Any interruption or failure of our internal or external systems could prevent us or our service providers from accepting orders and delivering services, or cause company and consumer data to be unintentionally disclosed. Our continuing efforts to upgrade and enhance the security and reliability of our information technology and communications infrastructure could be very costly, and we may have to expend significant resources to remedy problems such as a security breach or service interruption. Interruptions in our services resulting from labor disputes, telephone or internet failures, power or service outages, natural disasters or other events, or a security breach could reduce our revenue, increase our costs, cause customers and channel partners to fail to renew or to terminate their use of our offerings, and harm our reputation and our ability to attract new customers.

Changes to the cost of online advertising may negatively impact our ability to acquire customers.

Our software revenue stream is highly dependent on obtaining advertising placements in a cost-effective manner. Periodically a disruptive trend will impact the online advertising space, significantly increasing the cost of online advertising and therefore compromising our ability to purchase advertisements. If such a trend were to occur, our costs for advertising may increase beyond our forecasts, and our operating results would be negatively impacted.

We must compete successfully in the markets in which we operate or our business will suffer.

We compete in markets that are highly competitive, subject to rapid change and significantly affected by new service introductions and other market activities of industry participants. We compete with a number of companies in the market for online technology services and software products. In addition, our channel partners may develop similar offerings internally.

The markets for our services and software products are still rapidly evolving, and we may not be able to compete successfully against current and potential competitors. Our ability to expand our business will depend on our ability to maintain our technological advantage, introduce timely enhanced products to meet growing support needs, deliver on-going value to our customers and scale our business. Competition in our markets could reduce our market share or require us to reduce the price of products and services, which could harm our business, financial condition and operating results.

The competitors in our markets for services and software can have some or all of the following comparative advantages: longer operating histories; greater economies of scale; greater financial resources; greater engineering and technical resources; greater sales and marketing resources; stronger strategic alliances and distribution channels; products with different functions and feature sets; and greater brand recognition than we have. We expect new competitors to continue to enter our services market given its relatively early stage, and we expect our software market to remain competitive.

Our future service and product offerings may not achieve market acceptance.

If we fail to develop enhanced versions of our services and products in a timely manner or to provide services and products that achieve rapid and broad market acceptance, we may not maintain or expand our market share. We may fail to identify new service and product opportunities for our current market or new markets that we enter in the future. In addition, our existing services and products may become obsolete if we fail to introduce new services and products that meet new customer demands or support new standards. While we are developing new services and products, there can be no assurance that they will gain market acceptance or generate material revenue for us. We have limited control over factors that affect market acceptance of our services and products, including the willingness of channel partners to offer our services and products and customer preferences for competitors’ services, products and delivery models. We rely on a third party to develop certain of our Sammsoft software products. If our relationship with that third party were to deteriorate, or if the third party were unable to develop innovative and saleable products, we could be forced to identify a new developer and our future revenue could suffer.

We may make acquisitions that may not prove successful.

We have made acquisitions in the past and may make additional acquisitions in the future. We may not be able to identify suitable acquisition candidates at prices we consider appropriate. If we do identify an appropriate acquisition candidate, we may not be able to successfully negotiate the terms of the acquisition. Our management may not be able to effectively implement our acquisition program and internal growth strategy simultaneously. The integration of acquisitions involves a number of risks and presents financial, managerial and operational challenges. We may have difficulty, and may incur unanticipated expenses related to, integrating management and personnel from these acquired entities with our management and personnel. Our failure to identify, consummate or integrate suitable acquisitions could adversely affect our business and results of operations. We cannot readily predict the timing, size or success of our future acquisitions. Even successful acquisitions could have the effect of reducing our cash balances. Acquisitions and divestitures could involve a number of other potential risks to our business, including the following, any of which could harm our business results:

•	Unanticipated costs and liabilities and unforeseen accounting charges or fluctuations;

•	Delays and difficulties in delivery of services and products;

•	Failure to effectively integrate or separate management information systems, personnel, research and development, marketing, sales and support operations;

•	Loss of key employees;

•	Economic dilution to gross and operating profit;

•	Diversion of management’s attention from other business concerns and disruption of our ongoing business;

•	Difficulty in maintaining controls and procedures;

•	Uncertainty on the part of our existing customers about our ability to operate after a transaction;

•	Loss of customers;

•	Loss of partnerships;

•	Declines in revenue and increases in losses;

•	Failure to realize the potential financial or strategic benefits of the acquisition or divestiture; and

•	Failure to successfully further develop the combined or remaining technology, resulting in the impairment of amounts recorded as goodwill or other intangible assets.

We may realize losses on our investments in auction-rate securities or be unable to liquidate these investments at desired times in desired amounts.

At December 31, 2009, we had $22.7 million, fair value, of auction-rate securities (“ARS”). Historically, our ARS were highly liquid, and used a Dutch auction process that resets the applicable interest rate at predetermined intervals, typically every 28 to 35 days, to provide liquidity at par. However, as a result of disruption in the global credit and capital markets, the auctions for all of our ARS failed beginning in February 2008 when sell orders exceeded buy orders. Accordingly, we were unable to sell any of our ARS. Of the $24.1 million, par value, of ARS as of December 31, 2009, approximately $20.5 million is held by UBS and has been classified as trading securities because of the ARS put option described below. Accordingly, during the year of 2009 the realized loss on the ARS put option was fully offset with the realized gain on the UBS ARS.

In November 2008, we accepted an offer from UBS, entitling UBS, at any time during a two-year period from June 30, 2010 through July 2, 2012, to buy our ARS originally purchased from UBS at par value. In accepting the offer, we granted UBS the authority to sell or auction the ARS at par at any time up until the expiration date of the offer and released UBS from any claims relating to the marketing and sale of ARS. As part of this offer, we not only received a guarantee from UBS to purchase our UBS ARS holdings at par value, but also the right to a loan from UBS at no net cost to us for up to the amount of the par value of our eligible ARS holdings. Prior to any sale of our ARS, ARS will continue to accrue and pay interest as determined by the auction process or the terms specified in the ARS if the auction process fails. UBS’s obligations under the offer are not secured by its assets and do not require UBS to obtain any financing to support its performance obligations under the offer. UBS has disclaimed any assurance that it will have sufficient financial resources to satisfy its obligations under the offer. If UBS has insufficient funding to buy back the ARS and the auction process continues to fail, then we may incur further losses on the carrying value of the ARS and we may not be able to liquidate them.

Under applicable accounting rules we must re-value our UBS ARS and ARS put option each reporting period. This means that changes in their value will be recorded as interest income (expense) and other, net, in our consolidated statement of operations. In any period, a change in value of our ARS put option may be offset, at least in part, by a corresponding change in the value of our ARS or vice versa.

The remaining ARS were held by another investment advisor who has not made an offer similar to UBS. Accordingly, we have continued to classify the ARS issued by this adviser as available-for-sale securities. The unrealized loss on these ARS as of December 31, 2009 has been recorded in other comprehensive income. If market conditions deteriorate further, we may be required to record additional unrealized losses in other comprehensive income or as impairment charges. We will not be able to liquidate these investments unless the issuer calls the security, a successful auction occurs, a buyer is found outside of the auction process, or the security matures and the issuer is able to meet its obligations pursuant to such security.

Our systems collect, access, use, and store personal customer information and enable customer transactions, which poses security risks, requires us to invest significant resources to prevent or correct problems caused by security breaches, and may harm our business.

A fundamental requirement for online communications, transactions and support is the secure collection, storage and transmission of confidential information. Our systems collect and store confidential and/or personal information of our individual customers as well as our channel partners and their customers users, including credit card information, and our employees and contractors may access and use that information in the course of providing services. In addition, we collect and retain personal information of our employees in the ordinary course of our business. We and our third-party contractors use commercially available technologies to secure this information. Despite these measures, third parties may attempt to breach the security of our data or that of our customers. In addition, errors in the storage or transmission of data could breach the security of that information. We may be liable to our customers for any breach in security and any breach could subject us to governmental or administrative proceedings or monetary penalties, damage our relationships with channel partners and harm our business and reputation. Also, computers are vulnerable to computer viruses, physical or electronic break-ins and similar disruptions, which could lead to interruptions, delays or loss of data. We may be required to expend significant capital and other resources to comply with mandatory privacy and security standards required by law, industry standard, or contract, and to further protect against security breaches or to correct problems caused by any security breach.

We are exposed to risks associated with credit card and payment fraud and with credit card processing.

Certain of our customers use credit cards to pay for our services and products. We may suffer losses as a result of orders placed with fraudulent credit cards or other payment data. Our failure to detect or control payment fraud could have an adverse effect on our results of operations. We are also subject to payment card association operating standards and requirements, as in effect from time to time. Compliance with those standards requires us to invest in network and systems infrastructure and processes. Failure to comply with these rules or requirements may subject us to fines, potential contractual liabilities, and other costs, resulting in harm to our business and results of operations.

Privacy concerns and laws or other domestic or foreign regulations may require us to incur significant costs and may reduce the effectiveness of our solutions, and our failure to comply with those laws or regulations may harm our business and cause us to lose customers.

Our software contains features that allow our personal technology experts to access, control, monitor or collect information from computers running our software. Federal, state and foreign government bodies and agencies, however, have adopted or are considering adopting laws and regulations restricting or otherwise regulating the collection, use and disclosure of personal information obtained from consumers and individuals. Those regulations could require costly compliance measures, could reduce the efficiency of our operations, or could require us to modify or cease to provide our systems or services. Liability for violation of, costs of compliance with, and other burdens imposed by such laws and regulations may limit the use and adoption of our services and reduce overall demand for them. Even the perception of privacy concerns, whether or not valid, may harm our reputation and inhibit adoption of our solutions by current and future customers. In addition, we may face claims about invasion of privacy or inappropriate disclosure, use, storage, or loss of information obtained from our customers. Any imposition of liability could harm our reputation, cause us to lose customers and cause our operating results to suffer.

We rely on third-party technologies and our inability to use or integrate third-party technologies could delay service development and could harm our business.

We license technologies from third parties which are integrated into our services. Our use of technologies licensed from third parties poses certain risks. Some of the third-party technologies we license may be provided under “open source” licenses, which may have terms that require us to make generally available our modifications or derivative works based on such open source code. Our inability to obtain or integrate third-party technologies with our own technology could delay service development until equivalent compatible technology can be identified, licensed and integrated. These third-party technologies may not continue to be available to us on commercially reasonable terms or at all. We may fail to successfully integrate any licensed technology into our solutions or services, which would harm our business and operating results. Third-party licenses also expose us to increased risks that include:

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

Our business relies upon the use and licensing of technology. Other parties may assert intellectual property infringement claims against us or our customers, and our products may infringe the intellectual property rights of third parties. For example, our products may infringe patents issued to third parties. In addition, as is increasingly common in the technology sector, we may be confronted with the aggressive enforcement of patents by companies whose primary business activity is to acquire patents for the purpose of offensively asserting them against other companies. From time to time, we have received allegations of intellectual property infringement, and we may receive more claims in the future. We may also be required to pursue litigation to protect our intellectual property rights. Intellectual property litigation is expensive and time-consuming and could divert management’s attention from our business. The outcome of any litigation is uncertain and could significantly impact our financial results. If there is a successful claim of infringement, we may be required to develop non-infringing technology or enter into royalty or license agreements, which may not be available on acceptable terms, if at all. Our failure to develop non-infringing technologies or license proprietary rights on a timely basis would harm our business.

We are a small public company with a large cash balance relative to our size.

We are a publicly traded company and are subject to SEC and Nasdaq rules and regulations, including the Sarbanes-Oxley Act of 2002. While all public companies face the costs and burdens associated with being publicly traded, given the size of our business, the costs and burden of being a public company will be material. We had approximately $84.8 million in cash, cash equivalents, investments and the ARS put option as of December 31, 2009. In the past our market capitalization has been lower than our cash balance. If that were to occur again, we may be a take-over target in the future. This might cause distractions for our management and our board of directors and might otherwise prevent us from executing on our strategy for the business to build long term stockholder value.

The Asset Purchase Agreement for our Enterprise business may expose us to contingent liabilities.

Under the Asset Purchase Agreement we entered into with Consona Corporation (“Consona”) in connection with the sale of our Enterprise business completed in June 2009, we agreed to indemnify Consona for breaches or violations of any representation, warranty, covenant or agreement made by us in the Asset Purchase Agreement, for pre-closing and other liabilities related to the Enterprise business, and for other matters, subject to certain limitations. Significant indemnification claims by Consona could have a material adverse effect on our financial condition.

We have recorded long-lived assets, and our results of operations would be adversely affected if their value becomes impaired.

Goodwill and identifiable intangible assets were recorded in part due to our acquisition of substantially all of the assets and liabilities of YourTechOnline.com (“YTO”) in May 2008 and our acquisition of substantially all of the assets of Xeriton, Inc. (“Xeriton”) in December 2009. We also have certain intangible assets with indefinite lives. We assess the impairment of goodwill and indefinite lived intangible assets annually or more often if events or changes in circumstances indicate that the carrying value may not be recoverable. We assess the impairment of acquired product rights and other finite lived intangible assets whenever events or changes in circumstances indicate that its carrying amount may not be recoverable. Our results of operations would be adversely affected if impairment of our goodwill or intangible assets occurred.

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

As has been widely reported, over the past eighteen months the global economy has been experiencing extreme disruption, including, among other things, higher mortgage delinquencies, increased unemployment, decreased consumer spending, highly volatile securities markets, diminished liquidity and credit availability, currency fluctuation and downgrades and declining valuations of certain investments. These economic developments potentially affect our business in several ways. Consumers may be less willing to pay for our services, our channel partners and prospects may be unable to obtain financing for major commitments and operations, they may reduce their spending or delay or cancel programs that include our offerings and they may be unable to pay us in a timely fashion or at all. While we monitor these situations carefully and attempt to take appropriate measures to protect ourselves by recognizing revenue upon collection of accounts from channel partners we deem to have credit risks and upon sell-through by resellers, it is possible that we may have to write down or write off doubtful accounts. Such write-downs or write-offs would negatively affect our operating results for the period in which they occur and, if large enough, could have a material adverse effect on our operating results and financial condition. Our business, including our investment portfolio, may be harmed by general decreases in economic activity, including decreases in business and consumer spending and uncertainty due to economic disruptions and government intervention in the financial markets. We cannot predict the duration and severity of the current disruption in the macroeconomic climate and market conditions, and these conditions may harm our operating results.

ITEM 1B.	UNRESOLVED STAFF COMMENTS.

Not applicable.

ITEM 2.	PROPERTIES.

Our corporate headquarters lease covers approximately 37,449 square feet at 1900 Seaport Boulevard, 3rd  Floor, Redwood City, California. During the third quarter of 2009, we ceased using approximately 17,048 square feet in order to align our facilities usage with our current size. This lease expires in July, 2012. We lease an office approximately 1,947 square feet at Sammamish, Washington for our software operations. This lease expires in December 31, 2010. In addition, we have an office in India with 6,838 square feet. This lease expires in August 31, 2012. We believe our facilities are adequate to meet our current business requirements.

ITEM 3.	LEGAL PROCEEDINGS.

Legal Contingencies

In November 2001, a class action lawsuit was filed against us, two of our former officers and certain underwriters in the United States District Court for the Southern District of New York. Similar complaints have been filed against 55 underwriters and more than 300 other companies and other individual officers and directors of those companies; the consolidated case is In re Initial Public Offering Securities Litigation, No. 21 MC 92 (SAS) (S.D.N.Y.). The lawsuit, which sought unspecified damages, fees and costs, alleged that our registration statement and prospectus dated July 18, 2000 for the issuance and initial public offering of 4,250,000 shares of our common stock contained material misrepresentations and/or omissions related to alleged inflated commissions received by the underwriters of the offering. On April 1, 2009, all parties entered into a Stipulation and Agreement of Settlement that would resolve all claims and dismiss the case against us and our former officers, without any payment by us or our former officers. On October 5, 2009, the court issued an order approving the settlement. Certain other parties have appealed the settlement and the appeal is pending.

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

Tax Contingencies

We are required to make periodic filings in the jurisdictions where we are deemed to have a presence for tax purposes. We have undergone audits in the past and have paid assessments arising from these audits. During the fourth quarters of 2008 and 2009, our Indian subsidiary was issued notices of income tax assessment pertaining to the 2005-2006 and 2006-2007 fiscal years. The notices claimed that the transfer price used in our inter-company agreements with our Indian subsidiary was too low, and that the rate should be increased. We believe that our current transfer pricing position is more likely than not to be sustained. We believe that this will be resolved for an immaterial amount through the normal judicial appeal process used in India, and have submitted our case to the court.

We may be subject to other income tax assessments in the future. We evaluate estimated losses that could arise from those assessments in accordance with Accounting Standards Codification (“ASC”) 740, “Accounting For Income Taxes.” We consider such factors as the degree of probability of an unfavorable outcome and the ability to make a reasonable estimate on the amount of loss. We record the estimated liability amount for those assessments that we consider to be more likely than not in our balance sheet.

ITEM 4.	RESERVED.

PART II

ITEM 5.	MARKET FOR THE REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Market of Common Stock

Our common stock has been traded publicly on the Nasdaq Global Select Market under the symbol “SPRT” since July 19, 2000. Before July 19, 2000, there was no public market for our common stock. The following table sets forth the highest and lowest sale price of our common stock for the quarters indicated:

	Low	High
Fiscal Year 2008:
First Quarter	$3.09	$4.60
Second Quarter	$2.93	$4.11
Third Quarter	$2.87	$3.90
Fourth Quarter	$1.73	$3.44
Fiscal Year 2009:
First Quarter	$1.55	$2.24
Second Quarter	$1.87	$2.49
Third Quarter	$2.07	$2.72
Fourth Quarter	$2.20	$2.80

Holders of Record

As of February 28, 2010, there were approximately 153 holders of record of our common stock (not including beneficial holders of stock held in street name).

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

Stock Price Performance Graph

The following graph illustrates a comparison of the cumulative total stockholder return (change in stock price plus reinvested dividends) of the Company’s Common Stock and the CRSP Total Return Index for the Nasdaq U.S. Stocks (the “Nasdaq Composite Index”) and Nasdaq Computer and Data Processing Services Index from December 31, 2004 through December 31, 2009. The graph assumes that $100 was invested on December 31, 2004 in us, the Nasdaq Composite Index and the Nasdaq Computer and Data Processing Services Index and that all dividends were reinvested. No cash dividends have been declared or paid on our common stock. Our common stock has been traded on the Nasdaq Global Select Market since July 19, 2000. The comparisons in the table are required by the Securities and Exchange Commission and are not intended to forecast or be indicative of possible future performance of our common stock.

COMPARISON OF CUMULATIVE TOTAL RETURN AMONG

SUPPORT.COM, INC.,

THE NASDAQ COMPOSITE INDEX, AND

THE NASDAQ COMPUTER INDEX

CUMULATIVE TOTAL RETURN AT PERIOD END

	12/31/04	12/31/05	12/31/06	12/31/07	12/30/08	12/31/09
Support.com, Inc.	$100.00	$63.36	$82.28	$66.82	$33.48	$39.64
Nasdaq Composite Index	$100.00	$101.37	$111.03	$121.92	$72.49	$104.31
Nasdaq Computer Index	$100.00	$102.75	$109.07	$132.90	$70.85	$121.03

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

Support.com was founded in 1997 under the name SupportSoft, Inc. as an enterprise software provider focused on technical support organizations. In 2007 we launched our consumer services business, and in 2008 began reporting two operating segments, Enterprise and Consumer. In June, 2009 we sold our Enterprise business, changed our name to Support.com, Inc. and focused our efforts purely on the consumer market. We added the Sammsoft family of software products to our Consumer business in December, 2009 through the acquisition of substantially all of the assets of Xeriton, Inc.

After the sale of substantially all of the assets and the transfer of certain of the liabilities of the Enterprise business to Consona, the Company has retained all assets and liabilities associated with its Consumer business and intends to continue operations in this segment. As the Company has irrevocably sold the Enterprise business to Consona, the operations and cash flows of the disposed business have been completely eliminated from the ongoing operations of Support.com. Therefore, our audited consolidated financial statements, accompanying notes and other information provided in this Form 10-K reflect the Enterprise business as a discontinued operation for all periods presented in accordance with ASC 360, Accounting for the Impairment or Disposal of Long-Lived Assets. After reclassifying the Enterprise business to discontinued operations, our continuing operations consist solely of our remaining segment, the Consumer business, which includes our online support services as well as our consumer software products.

The information set forth below is not necessarily indicative of results of future operations and should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the consolidated financial statements and related notes included in Items 7 and 8 of Part II of this Report.

	Years Ended December 31,
	2009	2008	2007	2006	2005
	(in thousands, except per share data)
Consolidated Statements of Operations Data:
Revenue:
Services	$16,770	$6,468	$994	$—	$—
Software and other	725	343	56	—	—

Total revenue	17,495	6,811	1,050	—	—

Cost of revenue:
Cost of services	16,620	10,037	4,415	—	—
Cost of software and other	59	—	—	—	—

Total cost of revenue	16,679	10,307	4,415	—	—
Gross profit (loss)	816	(3,496)	(3,365)	—	—
Operating expenses:
Research and development	5,795	6,694	5,070
Sales and marketing	7,675	9,073	5,087
General and administrative	14,119	14,559	13,891	—	—
Amortization of intangible assets	177	112	—	—	—

Total operating expenses	27,766	30,738	24,048	—	—

Loss from operations	(26,950)	(34,234)	(27,413)	—	—
Interest income and other, net	428	2,506	6,527	—	—

Loss from continuing operations, before income taxes	(26,522)	(31,728)	(20,886)	—	—
Income taxes (benefit)	(4,941)	(18)	—	—	—

Loss from continuing operations	(21,581)	(31,710)	(20,886)	—	—
Income (loss) from discontinued operations, after income taxes	7,004	12,604	(483)	(8,235)	4,425

Net income (loss)	$(14,577)	$(19,106)	$(21,369)	$(8,235)	$4,425

Basic earnings per share:
Income (loss) from continuing operations	$(0.47)	$(0.69)	$(0.46)	$—	$—
Income (loss) from discontinued operations	0.16	0.28	(0.01)	(0.19)	0.10

Basic net income (loss) per share	$(0.31)	$(0.41)	$(0.47)	$(0.19)	$0.10

Diluted earnings per share:
Income (loss) from continuing operations	$(0.47)	$(0.69)	$(0.46)	$—	$—
Income (loss) from discontinued operations	0.15	0.28	(0.01)	(0.19)	0.10

Diluted net income (loss) per share	$(0.31)	$(0.41)	$(0.47)	$(0.19)	$0.10

Shares used in computing basic net income (loss) per share	46,378	46,098	45,610	44,113	43,032
Shares used in computing diluted net income (loss) per share	46,378	46,098	45,610	44,113	44,519

	December 31,
	2009	2008	2007	2006	2005
	(in thousands)
Consolidated Balance Sheet Data:
Cash, cash equivalents and investments	$83,479	$87,856	$112,940	$119,891	$120,663
Auction-rate security put option	1,289	7,148	—	—	—
Working capital	81,151	68,429	109,280	118,238	119,807
Total assets	101,959	123,586	138,458	152,605	156,249
Long-term obligations	992	2,453	1,318	411	1,111
Accumulated deficit	(124,242)	(109,665)	(90,559)	(69,190)	(60,955)
Total stockholders’ equity	96,352	105,446	120,862	132,503	134,394

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

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

Overview

Support.com is a leading independent provider of online care for the digital home and microbusiness.

Our technology services and software products install, set-up, connect, repair and protect personal computers and related devices that are essential to consumers’ digital lives. We offer one-time services and subscriptions, and we also license software products to consumers who prefer do-it-yourself solutions.

Our personal technology experts deliver our services online and by telephone, leveraging our proprietary technology platform. They are based in North America and work from their homes rather than in brick and mortar facilities. Our software products include award-winning tools designed to address some of the most common PC problem areas, including Windows registry errors, hard disk management and computer memory optimization.

We market our services through channel partners and directly to consumers. Our channel partners include leading retail, software, PC/CE and internet service brands. We market our software products directly to consumers and through channel partners using “free trial” versions to encourage consumers to experience the products. Our sales and marketing efforts principally target North American consumers.

Support.com was founded in 1997 under the name SupportSoft, Inc. as an enterprise software provider focused on technical support organizations. In 2007 we launched our consumer services business, and in 2008 began reporting two operating segments, Enterprise and Consumer. In June, 2009 we sold our Enterprise business, changed our name to Support.com, Inc. and focused our efforts purely on the consumer market. We added the Sammsoft family of software products to our Consumer business in December, 2009 through the acquisition of substantially all of the assets of Xeriton, Inc.

As a result of the sale of the Enterprise business, our audited consolidated financial statements, accompanying notes and other information provided in this Form 10-K reflect the Enterprise business as a discontinued operation for all periods presented. After reclassifying the Enterprise business to discontinued operations, our continuing operations consist solely of our remaining segment, the Consumer business, which includes our online support services as well as our consumer software products.

Our 2009 results reflect the impact of changes at the Company. We sold our Enterprise business, focused our efforts purely on the consumer market, increased consumer revenues by 157% over the prior year and significantly improved our gross margin. We also added significant retail, PC/CE partners and we expanded our portfolio of offerings by purchasing the Sammsoft family of consumer software products.

In 2010, we expect continued revenue growth driven primarily by our premium technology services partnerships. Over the course of the year, we also foresee improvement in gross margins driven by increased efficiency and scale in our service delivery organization and an increased percentage of software in our revenue mix. We expect relatively flat operating expenses outside of sales and marketing, which we expect to increase as a result of marketing spend associated with our Sammsoft software products and our direct-to-consumer services business as well as increased headcount in sales, marketing and account management. After an increase in first quarter loss resulting primarily from accelerated hiring of personal technology experts in advance of revenue, we foresee decreasing losses and operating cash usage over the course of the year.

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

Critical Accounting Policies and Estimates

In preparing our Consolidated Financial Statements in conformity with accounting principles generally accepted in the United States, we make assumptions, judgments and estimates that can have a significant impact on our revenue and operating results, as well as on the value of certain assets and liabilities on our consolidated balance sheet. We base our assumptions, judgments and estimates on historical experience and various other factors that we believe to be reasonable under the circumstances. Actual results could differ materially from these estimates under different assumptions or circumstances. On a regular basis we evaluate our assumptions, judgments and estimates and make changes accordingly. We believe that the assumptions, judgments and estimates involved in the accounting for revenue recognition, fair value measurements, fair value estimates-ARS put option, business combinations—purchase accounting, accounting for goodwill and other intangible assets, stock-based compensation and accounting for income taxes, have the greatest potential impact on our Consolidated Financial Statements, so we consider these to be our critical accounting policies. We discuss below the critical accounting estimates associated with these policies. For further information on the critical accounting policies, see Note 1 of our Notes to Consolidated Financial Statements.

Revenue Recognition

Our revenue recognition policy is one of our critical accounting policies because revenue is a key component of our results of operations and revenue recognition is based on complex rules which require us to make judgments. In applying our revenue recognition policy we must determine whether revenue is to be recognized on a gross or net basis in accordance with the provisions of ASC 605, Revenue Recognition, which portions of our revenue are to be recognized in the current period, and which portions must be deferred and recognized in subsequent periods. We do not record revenue on sales transactions when the collection of cash is in doubt at the time of sale, and we use management judgment in determining collectability. From time to time, we may enter into agreements which involve us making payments to our channel partners. We evaluate these agreements and use judgment in evaluating the treatment of such payments and in determining which portions of the consideration paid to customers should be recorded as contra-revenue and which should be recorded as an expense. We generally provide a refund period on services and software, and we employ judgment in determining whether a customer is eligible for a refund based on that customer’s specific facts and circumstances. If our estimates and judgments on any of the foregoing are incorrect, our revenue for one or more periods may be incorrectly recorded.

Fair Value Measurements

Effective January 1, 2008, we adopted ASC 820, Fair Value Measurements and Disclosures, which defines fair value, establishes a framework for measuring fair value under generally accepted accounting principles and enhances disclosures about fair value measurements. Fair value is defined as the exchange price that would be received for an asset or paid to transfer a liability in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. Valuation techniques used to measure fair value must maximize the use of observable inputs and minimize the use of unobservable inputs. The standard describes a fair value hierarchy based on three levels of inputs, of which the first two are considered observable and the last unobservable, that may be used to measure fair value, which are the following:

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

Our Level 3 assets consist of ARS with various state student loan authorities, and an ARS put option with UBS (as described below). Beginning February 2008, all auctions for the ARS have failed. Based on the continued failure of these auctions and the underlying maturities of the securities, we continue to classify our non-UBS holdings as long-term assets. Based on our ability to exercise the UBS ARS put option beginning June 30, 2010, we have classified our UBS ARS holdings as current assets on our balance sheet. The fair value of the ARS as of December 31, 2009 was estimated by management using assumptions regarding market volatility and discount rates. If any of these estimates change, the value of Level 3 assets could change in future periods. If UBS has insufficient funding to buy back the ARS and the auction process continues to fail, then we may incur further losses on the carrying value of the ARS. At December 31, 2009, 23.5% of our total assets were measured using Level 3 inputs.

The fair value of our Level 3 holdings at December 31, 2009 was $23.9 million, which represents a $1.0 million increase over the $22.9 million fair value of these holdings at December 31, 2008. The increase in fair value resulted primarily from decreases in discount rates used to determine the fair value of our Level 3 holdings. The fair value of our Level 3 holdings at December 31, 2009 was $156,000 below par value. At maturity, we believe we will recover par value for all Level 3 holdings. In 2009, we had no realized gains or losses on our Level 3 holdings and recorded an unrealized gain of $1.4 million related to a portion of the Level 3 holdings, resulting from changes to the fair value of our ARS classified as available for sale. The $1.4 million unrealized gain is included in accumulated other comprehensive loss on our consolidated balance sheet at December 31, 2009.

Fair Value Estimates-ARS Put Option

In November, 2008, we signed a Rights Agreement with UBS concerning the disposition of its ARS. The UBS agreement gives us the right to sell our ARS holdings back to UBS, at par value, beginning June 30, 2010 through July 2, 2012. Prior to June 30, 2010, UBS and we have the right to sell our ARS holdings at any time; should UBS sell the holdings, UBS must return par value to us. The rights represent a freestanding financial instrument for accounting purposes. We elected to value this put option at fair value. We recognized the value of the repurchase right as an asset with corresponding gain/loss recorded in earnings. Fair value was determined using a “with and without” approach, based on a discounted cash flow valuation comparing the value of the auction rate securities with the put option and without it. We took into account the same factors as those used to value the auction rate securities noted above. The value of the rights offer was recorded in interest income (expense), net on our consolidated statement of operations. During 2009, the decrease in the value of the rights offer was $5.9 million, which offset the realized gain recorded on the related ARS in our consolidated statement of operations.

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

Business Combinations—Purchase Accounting

Under the purchase method of accounting, we allocate the purchase price of acquired companies to the tangible and intangible assets acquired and liabilities assumed based on their estimated fair values. We record the excess of purchase price over the aggregate fair values as goodwill. We engage third-party appraisal firms to assist us in determining the fair values of assets acquired and liabilities assumed. These valuations require us to make significant estimates and assumptions, especially with respect to intangible assets. Such estimates include assumptions regarding future revenue streams, market performance, customer base, and various vendor relationships. We estimate the economic lives of certain acquired assets and these lives are used to calculate depreciation and amortization expenses. We estimate the future cash flows to be derived from such assets, and these estimates are used to determine the fair value of the assets. If any of these estimates change, depreciation or amortization expenses could be accelerated and the value of our intangible assets could be impaired.

Accounting for Goodwill and Other Intangible Assets

We assess the impairment of goodwill annually or more often if events or changes in circumstances indicate that the carrying value may not be recoverable. An impairment loss would be recognized if the fair value of the reporting unit is less than the carrying value of the reporting unit’s net assets on the date of the evaluation. The estimate of cash flow is based upon, among other things, certain assumptions about expected future operating performance and an appropriate discount rate determined by our management. Our estimates of discounted cash flows may differ from actual cash flows due to, among other things, economic conditions, changes to the business model or changes in operating performance. If our estimates were to change, our assessment of goodwill impairment could change and could result in write-downs of goodwill, which would be reflected by charges to our operating results for any period presented.

We assess the impairment of identifiable intangible assets whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. An impairment loss would be recognized when the sum of the future net cash flows expected to result from the use of the asset and its eventual disposition is less than its carrying amount. If our estimates regarding future cash flows derived from such assets were to change, we may record an impairment to the value of these assets. Such impairment loss would be measured as the difference between the carrying amount of the asset and its fair value.

Stock-Based Compensation

We account for stock-based compensation in accordance with the provisions of ASC 718, Compensation – Stock Compensation. Under the fair value recognition provisions of ASC 718, stock-based compensation cost is estimated at the grant date based on the fair value of the award and is recognized as expense ratably over the requisite service period of the award. We estimate the fair value of stock-based awards on the grant date using the Black-Scholes-Merton option-pricing model. Determining the appropriate fair value model and calculating the fair value of stock-based awards requires judgment, including estimating stock price volatility, forfeiture rates and expected life. If any of these assumptions used in the option-pricing models change, our stock-based compensation expense could change on our financial statements.

Accounting for Income Taxes

We are required to estimate our income taxes in each of the tax jurisdictions in which we operate. This process involves management’s estimation of our current tax exposures together with an assessment of temporary differences determined based on the difference between the financial statement and tax basis of certain items. These differences result in net deferred tax assets and liabilities, which are included in our consolidated balance sheet. We must assess the likelihood that we will be able to recover our deferred tax assets. If recovery is not likely, we must increase our provision for taxes by recording a valuation allowance against the deferred tax assets that we estimate will not ultimately be recoverable. We currently have provided a full valuation allowance on our U.S deferred tax assets and a full valuation allowance on certain foreign deferred tax assets. If any of our estimates change, we may change the likelihood of recovery and our tax expense as well as the value of our deferred tax assets would change.

Our income tax calculations are based on application of the respective U.S. federal, state or foreign tax law. Support.com’s tax filings, however, are subject to audit by the respective tax authorities. Accordingly, we recognize tax liabilities based upon our estimate of whether, and the extent to which, additional taxes will be due when such estimates are more-likely-than-not to be sustained. An uncertain income tax position will not be recognized if it has less than a 50% likelihood of being sustained. To the extent the final tax liabilities are different than the amounts originally accrued, the increases or decreases are recorded as income tax expense or benefit in the consolidated statements of operations.

Results of Operations

The following table presents certain Consolidated Statements of Operations data for the periods indicated as a percentage of total revenue:

	Years Ended December 31,
	2009	2008	2007
Revenue:
Services	96%	95%	95%
Software and other	4	5	5

Total revenue	100	100	100

Cost of revenue:
Cost of services	95	151	420
Cost of software and other	—	—	—

Total cost of revenue	95	151	420
Gross profit (loss)	5	(51)	(320)
Operating expenses:
Research and development	33	103	483
Sales and marketing	44	133	484
General and administrative	81	214	1,323
Amortization of intangible assets	1	2	—

Total operating expenses	159	452	2,290

Loss from operations	(154)	(503)	(2,610)
Interest income and other, net	2	37	622

Loss from continuing operations, before income taxes	(152)	(466)	(1,988)
Income taxes (benefit)	(28)	—	—

Loss from continuing operations, after income taxes	(124)	(466)	(1,988)
Income (loss) from discontinued operations, after income taxes	40	185	(46)

Net loss	(84)%	(281)%	(2,034)%

Years Ended December 31, 2009, 2008, and 2007

Revenue

($ in thousands)

	2009	% Change 2008 to 2009	2008	% Change 2007 to 2008	2007
Service	$16,770	159%	$6,468	551%	$994
Software and other	725	111%	343	513%	56

Total revenue	$17,495	157%	$6,811	549%	$1,050

Services revenue consists primarily of fees for technology services provided either through our channel partners or directly via our website www.support.com. Services revenue was $16.8 million for the year ended December 31, 2009 compared to $6.5 million for the year ended December 31, 2008 and $1.0 million for the year ended December 31, 2007. We launched the Consumer business in 2007. The increase in revenue between 2007 and 2008 was the result of full-year operations of the Consumer business, as well as national roll-out of one of our leading channel partnerships. The significant increase in revenue in 2009 over 2008 reflects increased demand for our services from our channel partners. We expect services revenue to continue to grow in 2010 as a result of expansion of existing programs, developing new partnerships with additional channel partners, and growing our direct business.

Software and other revenue was comprised primarily of fees for software tools and utilities provided through direct consumer downloads and, to a lesser extent, through the sale of this software via channel partners. Software and other revenue was $725,000 for the year ended December 31, 2009, $343,000 for the year ended December 31, 2008 and $56,000 for the year ended December 31, 2007. Our 2007 revenue represents partial-year results of distribution partnerships. The growth in software revenue from 2007 to 2008 represents full-year results of these distribution partnerships. The increase in software and other revenue from 2008 to 2009 reflects our addition of the Sammsoft family of products acquired in our purchase of substantially all of the assets of Xeriton, Inc. in December of 2009. We expect our software and other revenue to grow in 2010 as we sell these products over a full year.

Revenue Mix

The components of revenue by type, expressed as a percentage of total revenue were:

	Year Ended December 31,
	2009	2008	2007
Services revenue	96%	95%	95%
Software and other revenue	4	5	5

Total revenue	100%	100%	100%

We expect that services revenue will continue to comprise a substantial majority of our total revenue but that software and other revenue will represent a growing percentage of our total revenue over the next year.

For the years ended December 31, 2009 and 2008, one customer, Customer A, accounted for 82% and 81% of our total revenue, respectively. Over the course of 2009, the percentage of revenue attributable to Customer A has decreased each quarter. We expect the percent of revenue attributable to Customer A to decline further in 2010 as we expand our service channel partnerships and grow our software business. Revenue from customers outside the United States accounted for approximately 2% and 8% of our total revenue in 2009 and 2008, respectively. One customer, Customer B, accounted for 34% of our total revenue in 2007. Revenue from customers outside the United States accounted for approximately 14% in 2007.

Cost of Revenue

($ in thousands)

	2009	% Change 2008 to 2009	2008	% Change 2007 to 2008	2007
Cost of services	$16,620	61%	$10,307	133%	$4,415
Cost of software and other	59	100%	—	—	—

Total cost of revenues	$16,679	62%	$10,307	133%	$4,415

Cost of services.    Cost of services consists primarily of salary and related expenses for our personal technology experts, technology and telecommunication expenses related to the delivery of services and other employee-related expenses for our service delivery organization. The increase for 2009 as compared to 2008 reflects the increase in salary and related overhead expense as a result of growing our workforce of personal technology experts. We increased the number of personal technology experts in order to meet the increased demand for our services, and we expect to add personal technology experts to support revenue growth in the future. The increase for 2008 as compared to 2007 was due primarily to salary and related overhead expenses for our personal technology experts as we increased headcount to meet the demands of our growing business. We expect cost of services to continue to increase as we add personal technology experts to support higher anticipated service volumes, but we are seeking to drive increased efficiencies through technology in order to produce improved gross margins over time.

Cost of software and other.    Cost of software and other fees consists primarily of third-party royalty fees for the Sammsoft line of software products we acquired in December 2009. Certain of these products were developed using third-party research and development resources. This third party receives royalty payments on our sales of products developed by the third parties. No such third-party royalty arrangements existed for software products in 2008 and 2007.

Operating expenses

($ in thousands)

	2009	% Change 2008 to 2009	2008	% Change 2007 to 2008	2007
Research and development	$5,795	(17)%	$6,994	38%	$5,070
Sales and marketing	7,675	(15)%	9,073	78%	5,087
General and administrative	14,119	(3)%	14,559	5%	13,891

Total operating expenses	$27,589	(10)%	$30,626	27%	$24,048

Research and development.    Research and development expense consists primarily of compensation costs, third-party consulting expenses and related overhead costs for research and development personnel. Research and development costs are expensed as incurred. The decrease for 2009 as compared to 2008 resulted primarily from lower salary and related expenses due to having fewer research and development personnel as we reduced costs in connection with operating only our Consumer business. The increase in research and development expense in 2008 from 2007 was primarily due to higher salary and related expenses due to increased headcount of research and development personnel as we grew our business. In 2010, we expect research and development spending to remain relatively consistent with 2009 levels.

Sales and marketing.    Sales and marketing expense consists primarily of compensation costs, including salaries, business development and marketing personnel; expenses for lead generation activities; and promotional expenses, including public relations, advertising and marketing events. The decrease for 2009 as compared to 2008 resulted primarily from lower salary and related expenses of approximately $1.8 million due to lower headcount, approximately $350,000 due to lower advertising expense, partially offset by approximately a $1.1 million increase in channel partner referral fees. The increase in sales and marketing expense in 2008 from 2007 was primarily due to higher consumer media expense in 2008 to drive our direct-to-consumer business. In 2010, we expect an increase in sales and marketing costs due to increased marketing spend associated with our software business and our direct-to-consumer services business, as well as increased headcount in sales, marketing and account management.

General and administrative.    General and administrative expense consists primarily of compensation costs and related overhead costs for administrative personnel and professional fees for legal, accounting and other professional services. The decrease for 2009 as compared to 2008 resulted primarily from lower salary and related expenses of approximately $500,000 due to lower headcount, lower depreciation expenses of approximately $500,000 as a result of less equipment needed for a smaller workforce and lower office costs of approximately $580,000, off-set by facility impairment charges of approximately $1.1 million. The increase in general and administrative expenses in 2008 from 2007 was primarily due to increase in salaries and related employee costs and professional services fees associated with increasing our general and administrative headcount to support the business. In 2010, barring extraordinary activities such as acquisitions or major strategic partnerships, we expect general and administrative expense to decline compared to 2009 because the one-time facility impairment charges in 2009 would not be repeated in 2010.

Restructuring and impairment charges.    Restructuring and impairment charges consist of charges related to reductions in our work force and related facilities costs. For the year ended December 31, 2009, we recorded restructuring charges of $1.7 million including $62,000 for cost of service, $196,000 for research and development, $295,000 for sales and marketing and $1.1 million for general and administrative. Restructuring expenses were $1.2 million in 2008 including $43,000 for cost of service, $89,000 for research and development, $538,000 for sales and marketing and $525,000 for general and administrative. We expect to pay $1.2 million through 2012 on remaining balances. The detail of our restructuring charge is presented in Note 7 to the Consolidated Financial Statements.

Amortization of intangible assets

($ in thousands)

	2009	% Change 2008 to 2009	2008	% Change 2007 to 2008	2007
Amortization of intangible assets	$177	58%	$112	100%	$—

Amortization of intangible assets.    Amortization of intangible assets in 2009 and 2008 was $177,000 and $112,000, respectively. The increase in 2009 compared to 2008 was due to the full-year amortization of intangible assets acquired from YTO, as well as the acquisition of substantially all of the assets of Xeriton, Inc. in December 2009. The increase in 2008 compared to 2007 resulted from acquisition of YTO, which occurred in May 2008.

Interest income and other, net

($ in thousands)

	2009	% Change 2008 to 2009	2008	% Change 2007 to 2008	2007
Interest income and other, net	$428	(83)%	$2,506	(62)%	$6,527

Interest income and other, net.    Interest and other income consist primarily of interest income on our cash, cash equivalents and investments. The significant year over year decrease in interest income and other, net from 2007 to 2008 and again from 2008 to 2009, resulted primarily from lower interest rates, lower average investment balances and lower interest income on our marketable securities as we shifted more of our investments into relatively safer but lower-yielding money market instruments in order to reduce our credit risk. For the years ended December 31, 2009 and 2008, the change in value of our ARS put option fully offset the change in value of our UBS ARS.

Provision for income taxes

($ in thousands)

	2009	2008	2007
Provision (benefit) for income taxes	$(4,941)	$(18)	$—

Provision for income taxes.    Income tax amounts represent state income taxes and the benefit of federal refundable research and development credits. The income tax benefit in 2009 was primarily comprised of the utilization of continuing operations tax attributes arising from and offset by the tax on the gain on sale from discontinued operations. The income tax benefit in 2008 was related to the federal refundable research and development tax credit. Generally, the amount of tax expense or benefit allocated to continuing operations is determined without regard to the tax effects of other categories of income or loss, such as income from discontinued operations. However, an exception is provided in ASC 740 when there is a pre-tax loss from continuing operations and pre-tax income from other categories in the current year. As a result, the Company recorded a tax expense of $4.9 million in discontinued operations related to the gain on sale of the Enterprise business, and recorded an off-setting tax benefit of $4.9 million in continuing operations.

As a result of the sale of our Enterprise business (see Note 2 to the Consolidated Financial Statements), we are reporting all historical financial activity for that segment—including revenues, direct expenses, gain on sale of discontinued operations, and the tax impact of the gain on the sale and the related tax impact of discontinued operations—as discontinued operations. For details on the tax impact on our discontinued operations, please see Note 2. For details on the tax impact on our continuing operations, please see Note 9.

Liquidity and Capital Resources

Total cash, cash equivalents, investments and the ARS put option at December 31, 2009 and 2008 were $84.8 million and $95.0 million, respectively. In 2009, our main sources of liquidity were cash from customers as well as the sale of our Enterprise business. The decrease in cash, cash equivalents and investments in fiscal year 2009 was primarily due to $24.0 million of cash used in operating activities, acquisition of business of $7.9 million and purchases of investments of $44.9 million offset with $20.5 million from sale of discontinued operations and investment sales and maturities of $15.7 million.

Operating Activities

Net cash used in operating activities was $24.0 million for the year ended December 31, 2009, $12.3 million for the year ended December 31, 2008, and $10.4 million for the year ended December 31, 2007. Amounts included in net loss, which do not require the use of cash, primarily include stock-based compensation expense, realized gain/loss on our ARS and corresponding gain/loss on the ARS put option. The sum of these items totaled $5.2 million, $6.2 million, and $7.8 million in 2009, 2008 and 2007, respectively. Net cash used in operating activities during 2009 was the result of the net loss of $14.6 million, a reduction in other accrued liabilities of $10.0 million, a reduction in deferred revenue for discontinued operations of $1.1 million and a gain on the sale of Enterprise business of $4.2 million, partially offset by non-cash items of $5.2 million. Net cash used in operating activities during 2008 was primarily the result of the net loss of $19.1 million, an increase in accounts receivable of $252,000, a gain on the ARS put option of $7.1 million primarily offset by a corresponding loss on our ARS of $7.2 million and a decrease in deferred revenue of $454,000. Net cash used in operating activities during 2007 was primarily the result of the net loss of $21.4 million and a decrease in deferred revenue of $3.1 million, offset by a decrease in accounts receivable of $5.1 million.

Investing Activities

Net cash provided by (used in) investing activities was $(17.3) million for the year ended December 31, 2009, $63.4 million for the year ended December 31, 2008, and $3.2 million for the year ended December 31, 2007. The amount of net cash used in investing activities for the year ended December 31, 2009 resulted primarily from the net proceeds we received from the sale of the Enterprise business of $20.5 million and sales and maturities of $15.7 million in marketable securities offset by the purchase of $44.9 million in marketable securities, and $7.9 million used for the acquisition of substantially all of the assets of Xeriton, Inc. and expenditures of $584,000 for property and equipment and developed technology. Net cash provided by investing activities in 2008 was primarily due to sales and maturities of $109.4 million of marketable securities largely offset by the purchase of $41.3 million of marketable securities, the purchase of $1.4 million of technology, $2.8 million used for the acquisition of YTO and expenditures of $566,000 for property and equipment. Net cash provided by investing activities in 2007 was primarily due to sales and maturities of $112.5 million in marketable securities offset by the purchase of $106.9 million in marketable securities and $2.4 million in property and equipment purchases, primarily related to the build out of our new headquarters office.

Financing Activities

Net cash generated by financing activities was $485,000 for the year ended December 31, 2009, $381,000 for the year ended December 31, 2008, and $4.8 million for the year ended December 31, 2007. In 2009, 2008 and 2007, cash generated by financing activities was primarily attributable to the exercise of employee stock options and the purchase of common stock under the employee stock purchase plan.

Working Capital and Capital Expenditure Requirements

At December 31, 2009, we had working capital of $81.2 million. Our capital expenditures in 2009 were $234,000. In 2010, we expect our capital expenditures to remain relatively consistent with 2009. We believe that our existing cash balances will be sufficient to meet our working capital and capital expenditure requirements for at least the next 12 months.

If we require additional capital resources to grow our business internally or to acquire complementary technologies and businesses at any time in the future, we may seek to sell additional equity or debt securities. The sale of additional equity could result in more dilution to our stockholders. Financing arrangements that are available to us include the right to a loan from UBS at no net cost for up to the amount of the par value of our eligible auction-rate securities. This loan option is part of the rights offer we signed with UBS in November, 2008, and is available until June 30, 2010. As of December 31, 2009, we had not exercised our right to obtain this loan.

We plan to continue to make investments in our business during 2010. We believe these investments are essential to creating sustainable growth in our business in the future. Because these investments will likely precede any associated revenues, we expect our working capital to decrease in the near term. Additionally, we may choose to acquire other businesses or complimentary technologies to enhance our product capabilities and such acquisitions would likely require the use of cash.

Acquisition

On December 7, 2009, the Company acquired substantially all of the assets of Xeriton, Inc. We acquired the Sammsoft line of consumer software products to expand our portfolio of offerings. The acquisition enables us to offer do-it-yourself software solutions in addition to assisted online services. In addition, the acquisition enables us to expand and deepen our relationships directly with consumers who want assistance with technology. No stock was acquired as part of the transaction. In connection with the acquisition, we paid a total cash-only consideration of $8.5 million for the acquired assets and liabilities, and additional direct transaction costs of approximately $542,000. The results of operations of the acquired business are included in our accompanying Consolidated Statement of Operations from December 7, 2009, the acquisition date. The products are designed to improve and optimize the performance and security of users’ computers. For details on this transaction, please see Note 3 to the Consolidated Financial Statements, Business Combinations.

Contractual Obligations

The following summarizes our contractual obligations at December 31, 2009 and the effect these contractual obligations are expected to have on our liquidity and cash flows in future periods (in thousands).

	Payments Due By Period
	Total	1 Year or Less	1 - 3 Years	After 3 Years
Operating leases	$2,730	$1,150	$1,580	$—

These obligations are for noncancelable operating leases including our headquarters office and offices to carry out sales, marketing and research and development, and services operations globally. These obligations also include the Company’s outstanding liabilities for payment of leases for facilities that have been impaired.

Due to the uncertainty with respect to the timing of future cash flows associated with our unrecognized tax benefits at December 31, 2009, we are unable to make reasonably reliable estimates of the period of cash settlement with the respective taxing authority. Therefore, $0.8 million of unrecognized tax benefits have been excluded from the contractual obligations table. See Note 9 to the Consolidated Financial Statements for a discussion on income taxes.

Off-Balance Sheet Arrangements

At December 31, 2009, we did not have any significant off-balance sheet arrangements, as defined in Item 303(a)(4)(ii) of Regulation S-K.

Recent Accounting Pronouncements

In September 2009, the FASB issued Accounting Standards Update No. 2009-13, “Multiple-Deliverable Revenue Arrangements—a consensus of the FASB Emerging Issues Task Force” (ASU 2009-13) which updates the existing multiple-element revenue arrangements guidance currently included under ASC 605-25, which originated primarily from the guidance in EITF Issue No. 00-21, “Revenue Arrangements with Multiple Deliverables” (EITF 00-21). The revised guidance primarily makes two significant changes: (1) it eliminates the need for objective and reliable evidence of the fair value for the undelivered element in order for a delivered item to be treated as a separate unit of accounting, and (2) it eliminates the residual method to allocate the arrangement consideration. In addition, the guidance also expands the disclosure requirements for revenue recognition. ASU 2009-13 will be effective for the first annual reporting period beginning on or after June 15, 2010, with early adoption permitted provided that the revised guidance is retroactively applied to the beginning of the year of adoption. We are currently assessing the future impact of this new accounting update to our consolidated financial statements.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Interest Rate and Market Risk

There has been significant deterioration and instability in the financial markets since 2008. This extraordinary disruption and readjustment in the financial markets exposes us to additional investment risk. The value and liquidity of the securities in which we invest could deteriorate rapidly and the issuers of such securities could be subject to credit rating downgrades. In light of the current market conditions and these additional risks, we actively monitor market conditions and developments specific to the securities and security classes in which we invest. While we believe we take prudent measures to mitigate investment related risks, such risks cannot be fully eliminated, as there are circumstances outside of our control.

The primary objective of our investment activities is to preserve principal while at the same time maximizing the income we receive from our investments without significantly increasing risk. To achieve this objective, we invest our excess cash in a variety of securities, including U.S. government agency securities, ARS, corporate notes and bonds, commercial paper and money market funds meeting certain criteria. These securities are classified as available-for-sale, except for our UBS ARS holdings, which are classified as trading. Consequently, our available-for-sale securities are recorded on the balance sheet at fair value with unrealized gains or losses reported as a separate component of accumulated other comprehensive income (loss). Our holdings of the securities of any one issuer, except government agencies, do not exceed 10% of our portfolio. We do not utilize derivative financial instruments to manage our interest rate risks.

As of December 31, 2009, we held $59.9 million in investments (excluding cash and cash equivalents), which consisted primarily of government debt securities, ARS, corporate notes and bonds, and commercial paper. The weighted average interest rate of our portfolio was approximately 2.46% at December 31, 2009. A decline in interest rates over time would reduce our interest income from our investments. A decrease in interest rates of 100 basis points would cause a corresponding decrease in our annual interest income of approximately $599,000.

At December 31, 2009 and 2008 we had investments in AAA-rated ARS with various state student loan authorities with estimated fair values of $22.7 million and $15.8 million, respectively. The student loans made by these authorities are substantially guaranteed by the federal government through the Federal Family Education Loan Program (FFELP). ARS are long-term floating rate bonds tied to short-term interest rates. After the initial issuance of the securities, the interest rate on the securities is reset periodically, at intervals established at the time of issuance (e.g., every seven days, twenty-eight days, thirty-five days, or every six months), based on market demand, if the auctions are successful. ARS are bought and sold in the marketplace through a competitive bidding process often referred to as a “Dutch auction.” If there is insufficient interest in the securities at the time of an auction, the auction may not be completed and the ARS then pays a default interest rate. Following such a failed auction, we cannot access our funds that are invested in the corresponding ARS until a future auction of these investments is successful, new buyers express interest in purchasing these securities in between reset dates, issuers establish a different form of financing to replace these securities or final payments become due according to contractual maturities. Commencing in February 2008, conditions in the global credit markets resulted in failed auctions for all of the ARS we held. In the near term, our ability to liquidate our investments in ARS or fully recover the carrying values may be limited or not exist.

In August 2008, UBS, the broker-dealer for most of our ARS, announced a settlement under which it has offered to provide liquidity solutions for, or purchase, the ARS held by its institutional clients. In October 2008, UBS extended an offer to us to sell our eligible ARS at par value back to UBS beginning June 30, 2010 through July 2, 2012. We believe that all of the UBS ARS we hold qualify as “eligible” for purposes of the UBS rights offer. Under the offer, UBS will have sole discretion without prior notice to us, to sell our eligible ARS and return par value to us from June 30, 2010 through July 2, 2012. In November 2008, we elected to accept the offer from UBS, which gives us the option to sell back to UBS a total of $20.5 million of our ARS at par value at any time from June 30, 2010 through July 2, 2012. Upon our acceptance of the UBS rights offer, we elected to value the ARS put option at fair value. Please refer to “Auction-Rate Securities Put Option” below for additional information regarding the ARS put option. Because we have accepted the UBS offer, we have elected to record a one-time transfer of our UBS ARS from available-for-sale to trading securities on our balance sheet. The transfer from available-for-sale to trading securities on our balance sheet reflects management’s intent to exercise its ARS put option during the period June 30, 2010 to July 2, 2012. During the twelve months ended December 31, 2009, we recorded a gain of $5.9 million to adjust the value of the UBS ARS to fair value which was offset by a loss of $5.9 million on our ARS put option. We classified the UBS ARS and ARS put option in current assets in our consolidated balance sheet as of December 31, 2009 because the ARS put option is now exercisable within one year. For the twelve months ended December 31, 2009 we had net realized gains/losses of zero. Further changes in the value of the UBS ARS will also be recorded on our consolidated statement of operations in this manner.

Fair value for all ARS, including both the UBS securities classified as trading securities and the other ARS classified as available-for-sale, was based on a discounted cash flow valuation that takes into account a number of factors including the WART of the underlying securities, the expected return, and the discount rate. The actual WART from servicing reports was used where available. For securities where the actual WART was not available an estimate based on other securities held was used. The expected return was calculated based on the last twelve months average for the 91-day U.S. treasury bill plus a spread. This rate is the typical default rate for ARS held by us. The discount rate was calculated using the 3-month LIBOR rate plus adjustments for the security type. Changes in any of the above estimates, especially the WART or the discount rate, could result in a material change to the fair value. At December 31, 2009, all ARS were classified as Level 3 assets. Presently we have determined the decline in value for the available-for-sale ARS to be temporary because i) we have no intent to sell the security, and we believe that we will not be required to sell the security before the recovery of its amortized cost due to our large cash reserves; ii) through December 31, 2009 all of the securities have maintained AAA credit ratings; and iii) loans made by the issuers are backed by the federal government. We also conclude that we do not intend to sell an impaired available-for-sale security and will not be required to sell such a security before the recovery of our amortized cost basis due to its large cash reserves.

However, if circumstances change, we may be required to record an other-than-temporary impairment charge on the available-for-sale ARS. We may similarly be required to record other-than-temporary impairment charges if the ratings on any of these securities are reduced or if any of the issuers default on their obligations. In addition to impairment charges, any of these events could cause us to lose part or all of our investment in these securities. As of December 31, 2009, we had investments in ARS with estimated fair values of $22.7 million. Any of these events could materially affect our results of operations and our financial condition. We currently believe these securities are not significantly impaired for the reasons described above; however, it could take until the final maturity of the underlying notes (up to 30 years) to realize our investments’ recorded value.

Impact of Foreign Currency Rate Changes

The functional currencies of our international operating subsidiaries are the local currencies. We translate the assets and liabilities of our foreign subsidiaries at the exchange rates in effect on the balance sheet date. We translate their income and expenses at the average rates of exchange in effect during the period. We include translation gains and losses in the stockholders’ equity section of our balance sheet. We include net gains and losses resulting from foreign exchange transactions in interest income and other in our statements of operations. Since we translate foreign currencies (primarily Canadian dollars, European Union euros and Indian rupees) into U.S. dollars for financial reporting purposes, currency fluctuations may have a material impact on our financial results. We have both revenues and expenses that are denominated in foreign currencies. Foreign currency expenses are generally larger than foreign currency revenues. A weaker U.S. dollar environment would generally have a negative impact on our statement of operations, while a stronger U.S. dollar environment would have a positive impact on our statement of operations. The historical impact of currency fluctuations has generally been immaterial. As of December 31, 2009 we did not engage in foreign currency hedging activities.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

SUPPORT.COM, INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders of

Support.com, Inc.

We have audited the accompanying consolidated balance sheets of Support.com, Inc. as of December 31, 2009 and 2008, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2009. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Support.com, Inc. at December 31, 2009 and 2008, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2009, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Support.com, Inc.’s internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 12, 2010 expressed an unqualified opinion thereon.

/s/    ERNST & YOUNG LLP

San Jose, California

March 12, 2010

SUPPORT.COM, INC.

CONSOLIDATED BALANCE SHEETS

(in thousands except share and per share data)

	December 31,
	2009	2008
ASSETS
Current assets:
Cash and cash equivalents	$23,547	$64,306
Short-term investments	56,488	7,784
Auction-rate securities put option	1,289	—
Accounts receivable, less allowance of $9 and none at December 31, 2009 and 2008, respectively	3,190	2,113
Prepaid expenses and other current assets	1,252	1,128
Current assets of discontinued operations	—	8,785

Total current assets	85,766	84,116

Long-term investments	3,444	15,766
Auction-rate securities put option—long-term	—	7,148
Property and equipment, net	447	1,065
Purchased technology, net	309	—
Goodwill	10,171	2,854
Intangible assets, net	1,450	417
Other assets	372	886
Long-term assets of discontinued operations	—	11,334

Total assets	$101,959	$123,586

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$99	$890
Accrued compensation	745	1,469
Other accrued liabilities	3,045	3,534
Deferred revenue	726	22
Current liabilities of discontinued operations	—	9,772

Total current liabilities	4,615	15,687

Other long-term liabilities	992	1,434
Long-term liabilities of discontinued operations	—	1,019

Total liabilities	5,607	18,140

Commitments and contingencies
Stockholders’ equity:
Common stock; par value $0.0001, 150,000,000 shares authorized; 46,460,554 issued and outstanding at December 31, 2009 and 46,141,743 issued and outstanding at December 31, 2008	5	5
Additional paid-in capital	221,822	217,647
Accumulated other comprehensive loss	(1,233)	(2,541)
Accumulated deficit	(124,242)	(109,665)

Total stockholders’ equity	96,352	105,446

Total liabilities and stockholders’ equity	$101,959	$123,586

See accompanying notes.

SUPPORT.COM, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands except per share data)

	Year Ended December 31,
	2009	2008	2007
Revenue:
Services	$16,770	$6,468	$994
Software and other	725	343	56

Total revenue	17,495	6,811	1,050

Costs of revenue:
Cost of services	16,620	10,307	4,415
Cost of software and other	59	—	—

Total cost of revenue	16,679	10,307	4,415
Gross Profit (Loss)	816	(3,496)	(3,365)

Operating expenses:
Research and development	5,795	6,994	5,070
Sales and marketing	7,675	9,073	5,087
General and administrative	14,119	14,559	13,891
Amortization of intangible assets	177	112	—

Total operating expenses	27,766	30,738	24,048

Loss from operations	(26,950)	(34,234)	(27,413)
Interest income and other, net	428	2,506	6,527

Loss from continuing operations, before income taxes	(26,522)	(31,728)	(20,886)
Income tax (benefit)	(4,941)	(18)	—

Loss from continuing operations, after income taxes	(21,581)	(31,710)	(20,886)
Income (loss) from discontinued operations, after income taxes	7,004	12,604	(483)

Net loss	$(14,577)	$(19,106)	$(21,369)

Basic and diluted earnings per share:
Loss from continuing operations	$(0.47)	$(0.69)	$(0.46)
Income (loss) from discontinued operations	0.16	0.28	(0.01)

Basic and diluted net loss per share	$(0.31)	$(0.41)	$(0.47)

Shares used in computing basic and diluted net loss per share	46,378	46,098	45,610

See accompanying notes.

SUPPORT.COM, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(in thousands, except share data)

	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount
Balances at December 31, 2006	44,587,720	$4	$202,440	$(751)	$(69,190)	$132,503
Components of comprehensive income:
Net loss		—	—		(21,369)	(21,369)
Unrealized gain on investments	—	—	—	75	—	75
Foreign currency translation adjustment	—	—	—	(96)	—	(96)

Comprehensive loss						(21,390)

Stock-based compensation expense	—	—	4,943	—	—	4,943
Issuance of common stock upon exercise of stock options for cash	1,292,953	1	4,298	—	—	4,299
Issuance of common stock under employee stock purchase plan	131,436	—	507	—	—	507

Balances at December 31, 2007	46,012,109	$5	$212,188	$(772)	$(90,559)	$120,862
Components of comprehensive income:
Net loss		—	—		(19,106)	(19,106)
Unrealized loss on investments	—	—	—	(1,600)	—	(1,600)
Foreign currency translation adjustment	—	—	—	(169)	—	(169)

Comprehensive loss						(20,875)

Stock-based compensation expense	—	—	5,078	—	—	5,078
Issuance of common stock upon exercise of stock options for cash	2,333	—	1	—	—	1
Issuance of common stock under employee stock purchase plan	127,301	—	380	—	—	380

Balances at December 31, 2008	46,141,743	$5	$217,647	$(2,541)	$(109,665)	$105,446
Components of comprehensive income:
Net loss		—	—		(14,577)	(14,577)
Unrealized gain on investments	—	—	—	1,518	—	1,518
Foreign currency translation adjustment	—	—	—	(210)	—	(210)

Comprehensive loss						(13,269)

Stock-based compensation expense	—	—	3,690	—	—	3,690
Issuance of common stock upon exercise of stock options for cash	244,770	—	358	—	—	358
Issuance of common stock under employee stock purchase plan	74,041	—	127	—	—	127

Balances at December 31, 2009	46,460,554	$5	$221,822	$(1,233)	$(124,242)	$96,352

See accompanying notes.

SUPPORT.COM, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Year Ended December 31,
	2009	2008	2007
Operating activities:
Net loss	$(14,577)	$(19,106)	$(21,369)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Gain on the sale of discontinued operations, net of tax	(4,190)	—	—
Depreciation	613	1,194	1,149
Write-off of fixed assets	323	105	—
Stock-based compensation expense	3,690	5,078	4,943
Amortization of premiums and discounts on marketable securities	249	(509)	(1,062)
Amortization of intangible assets	177	202	2,815
Amortization of purchased technology	172	57	—
Realized (gain)/loss on investments	(5,859)	7,221	—
(Gain)/loss on auction-rate security put option	5,859	(7,148)	—
Changes in assets and liabilities:
Accounts receivable, net	2,494	(252)	5,057
Prepaid expenses and other current assets	103	892	386
Other assets	132	(213)	131
Accounts payable	(843)	431	145
Accrued compensation	(970)	(186)	237
Other accrued liabilities	(9,981)	(203)	(348)
Other long-term liabilities	(294)	569	631
Deferred revenue	(1,068)	(454)	(3,111)

Net cash used in operating activities	(23,970)	(12,322)	(10,396)

Investing activities:
Proceeds from sale of discontinued operations	20,475	—	—
Purchases of property and equipment	(234)	(566)	(2,422)
Purchase of developed technology	(350)	(1,375)	—
Acquisition of business, net of cash acquired	(7,942)	(2,778)	—
Purchases of investments	(44,932)	(41,256)	(106,850)
Sales of investments	2,630	39,941	40,549
Maturities of investments	13,050	69,467	71,938

Net cash provided by (used in) investing activities	(17,303)	63,433	3,215

Financing activities:
Proceeds from issuances of common stock	485	381	4,806

Net cash provided by financing activities	485	381	4,806

Net increase (decrease) in cash and cash equivalents	(40,788)	51,492	(2,375)
Effect of exchange rate changes on cash and cash equivalents	29	(112)	(68)
Cash and cash equivalents at beginning of period	64,306	12,926	15,369

Cash and cash equivalents at end of period	$23,547	$64,306	$12,926

Supplemental schedule of cash flow information:
Income taxes paid	$311	$402	$274

See accompanying notes.

SUPPORT.COM, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note	1. Organization and Summary of Significant Accounting Policies

Nature of Operations

Support.com, Inc. (“Support.com,” “the Company,” “We” or “Our”), was incorporated in the state of Delaware on December 3, 1997. We changed our name from SupportSoft, Inc. to Support.com, Inc. on June 22, 2009. Our common stock trades on the NASDAQ Global Select Market under the symbol “SPRT.”

We are a leading independent provider of online care for the digital home and microbusiness.

Our premium services and software products install, set-up, connect, repair and protect personal computers and related devices that are essential to consumers’ digital lives. We offer one-time services and subscriptions, and we also license software products to consumers who prefer do-it-yourself solutions.

Basis of Presentation

Support.com was founded in 1997 under the name SupportSoft, Inc. as an enterprise software provider focused on technical support organizations. In 2007 we launched our consumer services business, and in 2008 began reporting two operating segments, Enterprise and Consumer. In June, 2009 we sold our Enterprise business, changed our name to Support.com, Inc. and focused our efforts purely on the consumer market. In December 2009 through the acquisition of substantially all of the assets of Xeriton, Inc., we added software tools marketed under the Sammsoft brand to our Consumer business.

As a result of the sale of the Enterprise business, our audited consolidated financial statements, accompanying notes and other information provided in this Form 10-K reflect the Enterprise business as a discontinued operation for all periods presented. After reclassifying the Enterprise business to discontinued operations, our continuing operations consist solely of our remaining segment, the Consumer business, which includes our online support services as well as our consumer software products.

The Consolidated Financial Statements include the accounts of Support.com and its wholly owned subsidiaries. All significant intercompany transactions and balances have been eliminated.

Foreign Currency Translation

The functional currency of our foreign subsidiaries is generally the local currency. Assets and liabilities of our wholly owned foreign subsidiaries are translated from their respective functional currencies at exchange rates in effect at the balance sheet date, and revenues and expenses are translated at average exchange rates prevailing during the year. Any material resulting translation adjustments are reflected as a separate component of stockholders’ equity in accumulated other comprehensive income or loss. Realized foreign currency transaction gains and losses were not material during the years ending December 31, 2009, 2008, and 2007.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. The accounting estimates that require management’s most significant, difficult and subjective judgments include the valuation and recognition of investments, the assessment of recoverability of intangible assets and their estimated useful lives, the valuations and recognition of stock-based compensation and the recognition and measurement of current and deferred income tax assets and liabilities. Actual results could differ materially from these estimates.

SUPPORT.COM, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Reclassifications

Certain amounts in the Consolidated Financial Statements and Notes to Consolidated Financial Statements for prior years have been reclassified to conform to current year’s presentation. On June 23, 2009 we completed the sale of the Enterprise business. As a result, certain costs historically allocated to our previously reported operating segments, i.e., the Enterprise and Consumer operating segments, have been reclassified to general and administrative operating costs of the continuing operations. On December 7, 2009, we acquired substantially all of the assets of Xeriton, Inc. and began to report software and other revenues and cost of revenues on our consolidated financial statements. Following this change in presentation, certain royalty revenues previously reported in the services line have been reclassified to software and other. Net operating results have not been affected by these reclassifications.

Subsequent Events Evaluation

In accordance with Accounting Standard Codification (“ASC”) 855 (formerly, Financial Standards Accounting Board, “FASB” 165, Subsequent Events), management has reviewed and evaluated material subsequent events at the balance sheet date of December 31, 2009. All appropriate subsequent event disclosures, if any, have been made in the notes to our consolidated financial statements.

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

Trade Accounts Receivable and Allowance for Doubtful Accounts

Trade accounts receivable are recorded at the invoiced amount. We perform evaluations of our customers’ financial condition and generally do not require collateral. We make judgments as to our ability to collect outstanding receivables and provide allowances for a portion of receivables when collection becomes doubtful. Provisions are made based upon a specific review of all significant outstanding invoices. For those invoices not specifically provided for, provisions are recorded at differing rates, based upon the age of the receivable. In determining these percentages, we analyze our historical collection experience and current payment trends. The determination of past-due accounts is based on contractual terms.

The following table summarizes the allowance for doubtful accounts as of December 31, 2009, 2008 and 2007 (in thousands):

	Balance at Beginning of Period	Charged/ (Recovery) to Costs and Expenses	Write-offs	Balance at End of Period
Allowance for doubtful accounts:
Year ended December 31, 2007	$—	$—	$—	$—
Year ended December 31, 2008	$—	$—	$—	$—
Year ended December 31, 2009	$—	$9	$—	$9

SUPPORT.COM, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

As of December 31, 2007, Customer B represented 74% of our total accounts receivable, net, no other customers represented greater than 10% of our total accounts receivable, net. Customer A represented 80% and 95% of our total accounts receivable, net, as of December 31, 2009 and 2008, respectively and no other customers representing greater than 10% of our total account receivable, net.

Cash, Cash Equivalents and Investments

All liquid instruments with an original maturity at the date of purchase of ninety days or less are classified as cash equivalents. Cash equivalents and short-term investments consist primarily of money market funds, commercial paper, U.S government agency securities, corporate and municipal bonds and ARS held with UBS, which have a put option exercisable within one year. Long-term investments consist of other ARS positions not held with UBS. Other than the ARS held with UBS, our cash equivalents and short-term investments are classified as available-for-sale, and are reported at fair value with unrealized gains/losses (when deemed to be temporary) included in accumulated other comprehensive income within stockholders’ equity in the consolidated balance sheets. We recorded net unrealized losses on our available-for-sale securities of $61,000 and $1.6 million at December 31, 2009 and 2008, respectively. The ARS held by UBS are classified as trading securities and are reported at fair value with realized gains/losses included in interest income (expense) and other, net in the consolidated statements of operations. We have designated all long-term investments as available-for-sale and they are therefore reported at fair value, with unrealized gains and losses recorded in accumulated other comprehensive income. For the year ended December 31, 2009, we recorded realized losses of $5.9 million on the ARS put option re-valuation, which was offset by realized gains of $5.9 million on the UBS ARS. This was due to the put option re-valuation fully offsetting the UBS ARS re-valuation. For the year ended December 31, 2008, we recorded a realized loss of $7.1 million, in interest income and other, net, in our consolidated statement of operations upon electing this one-time transfer from our auction-rate securities to trading. The impact to our statement of operations was offset by the value of the rights offer of $7.1 million.

We monitor our investments for impairment on a quarterly basis and determine whether a decline in fair value is other-than-temporary by considering factors such as current economic and market conditions, the credit rating of the security’s issuer, the length of time an investment’s fair value has been below our carrying value, our intent to sell the security and our belief that we will not be required to sell the security before the recovery of our amortized cost. If an investment’s decline in fair value is deemed to be other-than-temporary, we reduce its carrying value to its estimated fair value, as determined based on quoted market prices or liquidation values. Declines in value judged to be other-than-temporary, if any, are recorded in operations as incurred. At December 31, 2009, we evaluated our unrealized gains/losses on available-for-sale securities, the majority of which are from the long-term ARS, and determined them to be temporary. The long-term investments have been in continuous unrealized loss positions for more than 12 months. We do not intend to sell a security with unrealized losses and we concluded that we will not be required to sell the security before the recovery of our amortized cost basis.

SUPPORT.COM, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

At December 31, 2009 and 2008, the fair value of cash, cash equivalents, investments and the ARS put option was $84.8 million and $95.0 million, respectively. The following is a summary of cash, cash equivalents and investments at December 31, 2009 (in thousands):

	For the Year Ended December 31, 2009
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Gross Realized Losses	Fair Value
Cash	$3,429	$—	$—	$—	$3,429
Money market fund	20,118	—	—	—	20,118
Certificates of deposit	1,200	—	—	—	1,200
Agency bonds	3,500	2	(1)	—	3,501
Commercial paper	7,895	1	(0)	—	7,896
Corporate bonds	12,384	27	(7)	—	12,404
Corporate notes	8,203	73	—	—	8,276
U.S. government agency securities	4,000	0	—	—	4,000
Auction-rate securities (1)	24,100	—	(156)	(1,289)	22,655	(1)

	$84,829	$103	$(164)	(1,289)	$83,479	(1)

Classified as:
Cash and cash equivalents	$23,547	$—	$—	$—	$23,547
Short-term investments	57,682	103	(8)	(1,289)	56,488
Long-term investments	3,600	—	(156)	—	3,444

	$84,829	$103	$(164)	$(1,289)	$83,479	(1)

(1)	In addition to the fair value of our auction-rate securities holdings, we hold the auction-rate security put option, which is classified as a short-term asset valued at $1.3 million as of December 31, 2009. At December 31, 2009, the fair value of cash, cash equivalents, investments and the auction-rate security put option was $84.8 million.

	For the Year Ended December 31, 2008
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Cash	$6,252	$—	$—	$6,252
Money market fund	55,058	—	—	55,058
Commercial paper	7,774	7	—	7,781
Corporate bonds	3,000	—	(1)	2,999
Auction-rate securities (2)	17,352	—	(1,586)	15,766	(2)

	$89,436	$7	$(1,587)	$87,856	(2)

Classified as:
Cash and cash equivalents	$64,306	$—	$—	$64,306
Short-term investments	7,778	7	(1)	7,784
Long-term investments	17,352	—	(1,586)	15,766	(2)

	$89,436	$7	$(1,587)	$87,856	(2)

(2)	In addition to the fair value of our auction-rate securities holdings, we hold the auction-rate security put option, which is classified as a long-term asset valued at $7.1 million as of December 31, 2008. At December 31, 2008, the fair value of cash, cash equivalents, investments and the auction-rate security put option was $95.0 million.

SUPPORT.COM, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table summarizes the estimated fair value of our available-for-sale and trading debt securities classified by the stated maturity date of the security (in thousands):

	December 31,
	2009	2008
Due within one year	$28,313	$7,784
Due within two years	8,964	—
Due within three years	22,655	15,766

	$59,932	$23,550

We determined that the gross unrealized losses on our available-for-sale investments as of December 31, 2009 are temporary in nature. The fair value of our available-for-sale securities at December 31, 2009 reflects an unrealized loss of $61,000. We recognized realized gains related to available-for-sale securities of $2,000 and $5,000 for the years ended December 31, 2009 and 2008, respectively. We also recognized realized losses on available-for-sale securities of $0 and $77,000 for the years ended December 31, 2009 and 2008, respectively. There were no realized gains or losses in the year ended December 31, 2007.

At December 31, 2009 and 2008 we had investments in AAA-rated ARS with various state student loan authorities with estimated fair values of $22.7 million and $15.8 million, respectively. The student loans made by these authorities are substantially guaranteed by the federal government through the Federal Family Education Loan Program (FFELP). ARS are long-term floating rate bonds tied to short-term interest rates. After the initial issuance of the securities, the interest rate on the securities is reset periodically, at intervals established at the time of issuance (e.g., every seven days, twenty-eight days, thirty-five days, or every six months), based on market demand, if the auctions are successful. ARS are bought and sold in the marketplace through a competitive bidding process often referred to as a “Dutch auction.” If there is insufficient interest in the securities at the time of an auction, the auction may not be completed and the ARS then pays a default interest rate. Following such a failed auction, we cannot access our funds that are invested in the corresponding ARS until a future auction of these investments is successful, new buyers express interest in purchasing these securities in between reset dates, issuers establish a different form of financing to replace these securities or final payments become due according to contractual maturities. Commencing in February 2008, conditions in the global credit markets resulted in failed auctions for all of the ARS we held. In the near term, our ability to liquidate our investments in ARS or fully recover the carrying values may be limited or not exist.

In August 2008, UBS, the broker-dealer for most of our ARS, announced a settlement under which it has offered to provide liquidity solutions for, or purchase, the ARS held by its institutional clients. In October 2008, UBS extended an offer to us to sell our eligible ARS at par value back to UBS beginning June 30, 2010 through July 2, 2012. We believe that all of the UBS ARS we hold qualify as “eligible” for purposes of the UBS rights offer. Under the offer, UBS will have sole discretion without prior notice to us, to sell our eligible ARS and return par value to us from June 30, 2010 through July 2, 2012. In November 2008, we elected to accept the offer from UBS, which gives us the option to sell back to UBS a total of $20.5 million of our ARS at par value at any time from June 30, 2010 through July 2, 2012. Upon our acceptance of the UBS rights offer, we elected to value the ARS put option at fair value. Please refer to “Auction-Rate Securities Put Option” below for additional information regarding the ARS put option. Because we have accepted the UBS offer, we have elected to record a one-time transfer of our UBS ARS from available-for-sale to trading securities on our balance sheet. The transfer from available-for-sale to trading securities on our balance sheet reflects management’s intent to exercise its ARS put option during the period June 30, 2010 to July 2, 2012. During the year ended December 31, 2009, we recorded a gain of $5.9 million to adjust the value of the UBS ARS to fair value which was offset by a loss of $5.9 million on our ARS put option. We classified the UBS ARS and ARS put option in current assets in our

SUPPORT.COM, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

consolidated balance sheet as of December 31, 2009 because the ARS put option is now exercisable within one year. For the year ended December 31, 2008 we had net realized gains/losses of zero. Further changes in the value of the UBS ARS and ARS put option will also be recorded on our consolidated statement of operations in this manner.

Fair value for all ARS, including both the UBS securities classified as trading securities and the other ARS classified as available-for-sale, was based on a discounted cash flow valuation that takes into account a number of factors including the weighted average remaining term (WART) of the underlying securities, the expected return, and the discount rate. The actual WART from servicing reports was used where available. For securities where the actual WART was not available an estimate based on other securities held was used. The expected return was calculated based on the last twelve months average for the 91 day U.S., treasury bill plus a spread. This rate is the typical default rate for ARS held by us. The discount rate was calculated using the 3-month LIBOR rate plus adjustments for the security type. Changes in any of the above estimates, especially the weighted average remaining term or the discount rate, could result in a material change to the fair value. At December 31, 2009, all ARS were classified as Level 3 assets. Presently we have determined the decline in value for the available-for-sale ARS to be temporary because i) we have no intent to sell the security, and we believe that we will not be required to sell the security before the recovery of its amortized cost due to our current cash, cash equivalents, and other investment balances; ii) through December 31, 2009 all of the securities have maintained AAA credit ratings; and iii) loans made by the issuers are backed by the federal government.

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

The following table sets forth the unrealized losses for the Company’s available-for-sale investments as of December 31, 2009 and 2008 (in thousands):

As of December 31, 2009	In Loss Position Less Than 12 Months		In Loss Position More Than 12 Months		Total In Loss Position
Description	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Agency bond	$1,501	$(1)	$—	$—	$1,501	$(1)
Commercial paper	1,999	(0)	—	—	1,999	(0)
Corporate bonds	3,929	(7)	—	—	3,929	(7)
Auction-rate securities	—	—	3,444	(156)	3,444	(156)

Total	$7,429	$(8)	$3,444	$(156)	$10,873	$(164)

As of December 31, 2008	In Loss Position Less Than 12 Months		In Loss Position More Than 12 Months		Total In Loss Position
Description	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Corporate bonds	$2,999	$(1)	$—	$—	$2,999	$(1)
Auction-rate securities	—	—	2,014	(1,586)	2,014	(1,586)

Total	$2,999	$(1)	$2,014	$(1,586)	$5,013	$(1,587)

SUPPORT.COM, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Auction-Rate Security Put Option

In November 2008, we signed a Rights Agreement with UBS concerning the disposition of our ARS. The UBS agreement gives us the right to sell our ARS back to UBS, at par value, from June 30, 2010 through July 2, 2012. Prior to June 30, 2010, UBS has the right to sell our ARS holdings at any time, and return par value to us. The put option we hold for the period from June 30, 2010 through July 2, 2012 represents a freestanding financial instrument for accounting purposes. As noted above, we elected to value this put option at fair value. As such, we recognized the value of the put option as an asset with the corresponding gain recorded in earnings. Fair value was determined using a “with and without” approach based on a discounted cash flow valuation comparing the value of the ARS with the put option and without it. We took into account the same factors as those used to value the ARS noted above, adjusted to account for differences in cash flow timing and UBS credit risk. The value of the put option was recorded in interest income and expense, net, on our consolidated statement of operations in November 2008 when we elected to accept the put option from UBS. The value of the ARS put option on our consolidated balance sheet at December 31, 2009 and December 31, 2008 was $1.3 million and $7.1 million, respectively. During the year ended December 31, 2009, we recorded a gain of $5.9 million to adjust the value of the UBS ARS to fair value offset by a recorded loss of $5.9 million to reflect a corresponding decrease in the fair value of the ARS put option. At December 31, 2008 the ARS put option fully offset the realized loss recorded on the related ARS in our consolidated statement of operations. Because the ARS put option represents a freestanding financial instrument and is valued separately taking into account adjustments to the factors used to value the related ARS, its value may not fully offset the realized losses on the related ARS in every reporting period. In any period in which a change in value of our ARS put option does not fully offset a change in the value of our UBS ARS, or vice versa, our consolidated statement of operations will be impacted.

As of December 31, 2009, our UBS ARS are presented as short-term investments on our consolidated balance sheet, while the value of the ARS put option is presented separately in current assets. The ARS put option is not a traditional put option in that it is non-transferable, non-assignable and not available for trade in any financial market. If UBS has insufficient funding to fulfill its obligation to buy back the ARS pursuant to the terms of the Rights Agreement, or if UBS goes bankrupt or liquidates before it is required to buy back our ARS, then we may never recover any value with respect to the put option or the UBS ARS and we may incur further losses in our consolidated statement of operations with respect thereto.

The Rights Agreement also includes a right for us to borrow money from UBS at no net cost for up to the amount of the par value of our eligible ARS. The loan option under the Rights Agreement is available until June 30, 2010. As of December 31, 2009 and 2008, we had not exercised our right to obtain a loan from UBS.

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

Goodwill

Goodwill of $2.9 million resulted from our acquisition of YTO on May 2, 2008 and goodwill of $7.3 million resulted from our acquisition of substantially all of the assets of Xeriton on December 7, 2009.

We assess the impairment of goodwill annually or more often if events or changes in circumstances indicate that the carrying value may not be recoverable. An impairment loss would be recognized if the fair value of the

SUPPORT.COM, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

reporting unit is less than the carry value of the business’s net assets on the date of the evaluation. Furthermore, we evaluate cash flows at the lowest operating segment level. The estimate of cash flows is based upon, among other things, certain assumptions about expected future operating performance and an appropriate discount rate determined by our management. Our estimates of discounted cash flows may differ from actual cash flows due to, among other things, economic conditions, changes to the business model or changes in operating performance.

We conduct our annual evaluation for impairment of goodwill on September 30 of each year. No goodwill impairment charges have been recorded through December 31, 2009.

Intangible Assets

We record purchased intangible assets at fair value. Useful life is estimated as the period over which the assets are expected to contribute directly or indirectly to the future cash flows of the Company. As we do not believe that we can reliably determine a pattern by which the economic benefits of these assets will be consumed, management adopted straight-line amortization in accordance with ASC 350, Goodwill and Other Intangible Assets. The original cost is amortized on a straight-line basis over the estimated useful life of each asset.

We assess the impairment of intangible assets whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. The review considers facts and circumstances, either internal or external, which indicate that the carrying value of the asset cannot be recovered. If and when indicators of impairment exist, we assess the need to record an impairment loss, by comparing the undiscounted net cash flows associated with related assets or group of assets over their remaining lives against their respective carrying amounts. Impairment, if any, is based on the excess of the carrying amount over the fair value of those assets.

Revenue Recognition

For all transactions, we recognize revenue only when all of the following criteria are met:

•	Persuasive evidence of an arrangement exists;

•	Delivery has occurred;

•	Collection is considered probable; and

•	The fees are fixed or determinable.

We consider all arrangements with payment terms longer than 90 days not to be fixed or determinable. If the fee is determined not to be fixed or determinable, revenue is recognized as payment becomes due from the customer.

Services Revenue

Services revenues are comprised primarily of fees for technology support services, including services to set-up, protect, optimize and repair new and existing computers as well as peripheral devices. We provide these services remotely, using work-from-home personal technology experts who utilize our proprietary technology to deliver services.

We provide services to consumers, either through our channel partners (which include brick and mortar and online retailers, anti-virus providers, PC/consumer electronics (“PC/CE”) manufacturers, internet service

SUPPORT.COM, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

providers (“ISP’s”), and others) or directly via our website (www.support.com). We transact with consumers via reseller programs, referral programs and direct transactions. In reseller programs, the channel partner generally executes the financial transactions with the consumer and pays a fee to us which we recognize as revenue when the service is provided. In referral programs, we transact with the consumer directly and pay a referral fee to the referring party. In such instances, since we are the transacting party and bear substantially all risks associated with the transaction, we record the gross amount of revenue. In direct-to-consumer transactions, we sell directly to the consumer at the retail price.

Our services are of three types for revenue recognition purposes:

•

Incident-Based Services—Consumers purchase a discrete, one-time service. Revenue recognition occurs at the time of service delivery. Fees paid for services sold but not yet delivered are recorded as deferred revenue and recognized at the time of service delivery.

•

Subscriptions—Consumers purchase subscriptions or “service plans” under which certain services are provided over a fixed subscription period. Revenues for subscriptions are recognized ratably using the daily convention over the respective subscription periods.

•

Service Cards / Gift Cards—Consumers purchase a service card and/or gift card, which entitles the cardholder to redeem a certain service at a time of their choosing. For these sales, revenue is deferred until the card has been redeemed and the service has been rendered.

Channel partners are generally invoiced monthly for services sold during that period. Fees from consumers via referral programs and direct transactions are generally paid with a credit card at the time of sale. Revenue is recognized net of any applicable sales tax.

We generally provide a refund period on services, during which refunds may be granted to consumers under certain circumstances, including inability to resolve certain support issues. For our channel sales, the refund period varies by partner, but is generally between 5 and 10 days. For referral programs and direct transactions, the refund period is generally 5 days. For all channels, we recognize revenue net of refunds and cancellations during the period. Refunds and cancellations have not been material to date.

Software and Other Revenue

Software and other revenue is comprised primarily of fees for software tools and utilities provided through direct consumer downloads and, to a lesser extent, through the sale of this software via channel partners. Our software is sold to consumers as a perpetual license. We act as the primary obligor and generally control fulfillment, pricing, product requirements, and collection risk and therefore we recognize revenues using the gross method. We provide a limited amount of free technical support assistance to customers. We do not defer the recognition of any revenue associated with sales of these products, since the cost of providing this free technical support is insignificant. The technical support is generally provided within one year after the associated revenue is recognized and free product enhancements are minimal and infrequent.

Other revenue consists primarily of revenue generated through partners advertising to our customer base in various forms, including toolbar advertising, email marketing, and free trial offers. We recognize other revenue as it is earned.

Research and Development

Research and development expenditures are charged to operations as incurred. Based on our product development process, technological feasibility is established upon the completion of a working model.

SUPPORT.COM, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Costs incurred by us between the completion of the working model and the point at which the product is ready for general release have been insignificant. Accordingly, we have charged all such costs to research and development expense in the period in which they were incurred in the accompanying statements of operations.

Purchased Technology and Internal Use Software

We capitalize costs related to software that we license and incorporate into our product and service offerings or develop for internal use. In 2009, we acquired purchased technology for $350,000 and recorded amortization expense related to this technology of $41,000. There were no costs capitalized in 2008 or 2007. In addition, in 2009, we capitalized $62,000 related to software developed for internal use and will amortize over the useful life of this software once it is placed into service.

Net Loss Per Share

Basic net loss per share is computed using our net loss and the weighted average number of common shares outstanding during the reporting period. Diluted net loss per share is computed using our net loss and the weighted average number of common shares outstanding, including the effect from the potential issuance of common stock such as stock issuable pursuant to the exercise of stock options using the treasury stock method when dilutive.

The following table sets forth the computation of basic and diluted net loss per share (in thousands, except per share amounts):

	Year Ended December 31,
	2009	2008	2007
Net loss	$(14,577)	$(19,106)	$(21,369)

Basic:
Weighted-average shares of common stock outstanding	46,378	46,098	45,610

Shares used in computing basic net income per share	46,378	46,098	45,610

Basic net loss per share	$(0.31)	$(0.41)	$(0.47)

Diluted:
Weighted-average shares of common stock outstanding	46,378	46,098	45,610
Add: Common equivalent shares outstanding	—	—	—

Shares used in computing diluted net income per share	46,378	46,098	45,610

Diluted net loss per share	$(0.31)	$(0.41)	$(0.47)

For the years ended December 31, 2009, 2008 and 2007, $11.4 million, $12.7 million and $7.7 million outstanding options were excluded from the computation of diluted net loss per share since their effect would have been anti-dilutive.

Accumulated Other Comprehensive Loss

The components of accumulated other comprehensive loss relate entirely to accumulated foreign currency translation losses and unrealized gains and losses on investments. Accumulated currency translation losses, net of

SUPPORT.COM, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

tax effects, were $1.2 million and $962,000 as of December 31, 2009 and 2008, respectively, and accumulated unrealized gains (losses) on investments, net of tax effect, were $0.1 million and $1.6 million as of December 31, 2009 and 2008, respectively.

Comprehensive Loss

Comprehensive net income/loss includes the impact of foreign currency translation adjustments and changes in the fair value of available-for-sale securities. The following are the components of comprehensive loss (in thousands):

	For the years ended December 31,
	2009	2008	2007
Net loss	$(14,577)	$(19,106)	$(21,369)
Net unrealized gain/(loss) on available-for-sale securities	1,518	(1,600)	75
Foreign currency translation gain/(loss)	(210)	(169)	(96)

Total comprehensive income/(loss)	$(13,269)	$(20,875)	$(21,390)

Income tax provision netted against unrealized gain (loss) on available-for-sale securities	$—	$—	$—

Income tax provision (benefit) netted against foreign currency translation loss	$21	$10	$46

Stock-Based Compensation

We apply the provisions of ASC 718 (formerly SFAS 123R) which requires the measurement and recognition of compensation expense for all stock-based payment awards, including grants of stock and options to purchase stock, made to employees and directors based on estimated fair values.

Determining Fair Value

Valuation and Attribution Method:    We estimate the fair value of stock options granted using the Black-Scholes-Merton option pricing model. Stock options vest on a graded schedule; however we recognize the expense on a straight-line basis over the requisite service period of the entire award, net of estimated forfeitures and subject to the minimum expense requirements of ASC 718. These limitations require that on any date the compensation cost recognized is at least equal to the portion of the grant-date fair value of the award that is vested at that date.

Risk-free Interest Rate:    We base our risk-free interest rate upon the yield currently available on US Treasury zero coupon issues for the expected term of the employee stock options.

Expected Term:    Our expected term represents the period that our stock options are expected to be outstanding and is determined based on historical experience of similar stock options considering the contractual terms of the stock options, vesting schedules and expectations of future employee behavior.

Expected Volatility:    Our expected volatility represents the amount by which the stock price is expected to fluctuate throughout the period that the stock option is outstanding. We base our expected volatility on historical data.

SUPPORT.COM, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Expected Dividend:    We use a dividend yield of zero, as we have never paid cash dividends and do not expect to pay dividends in the future.

The fair value of our stock-based awards was estimated using the following assumptions for the years ended December 31, 2009, 2008 and 2007:

	Stock Option Plan			Employee Stock Purchase Plan
	2009	2008	2007	2009	2008	2007
Risk-free interest rate	2.0%	2.0%	4.1%	n/a	1.5%	4.7%
Expected term (in years)	3.6	4.3	4.0	n/a	0.5	0.5 to 2.0
Volatility	63.1%	53.2%	51.3%	n/a	53.1%	54.1%
Expected dividend	0%	0%	0%	n/a	0%	0%
Weighted average fair value	$1.12	$1.33	$2.14	n/a	$1.08	$1.66

In the second quarter of 2009 we sold our Enterprise business to Consona. This sale qualified as the sale of “substantially all the assets of the business,” and according to the terms of our ESPP plan document, such a sale automatically terminated the ESPP. In the first quarter of 2009, prior to the sale of the Enterprise business, there was a purchase made through the Purchase Plan and the related stock compensation expense for the year ended December 31, 2009 was insignificant.

We recorded the following stock-based compensation expense for the fiscal years ended December 31, 2009, 2008 and 2007, (in thousands).

	For the Year Ended December 31,
	2009	2008	2007
Stock option compensation expense recognized in:
Cost of service	$130	$92	$194
Research and development	395	309	40
Sales and marketing	645	1,042	27
General and administrative	1,763	1,772	1,674

	2,933	3,215	1,935

ESPP compensation expense recognized in:
Cost of service	3	25	4
Research and development	2	14	11
Sales and marketing	2	17	8
General and administrative	2	18	21

	9	74	44

Stock-based compensation expense included in total costs and expenses	$2,942	$3,289	$1,979

Net cash proceeds from the exercise of stock options were $358,000, $233 and $4.3 million for the years ended December 31, 2009, 2008 and 2007, respectively. No income tax benefit was realized from stock option exercises during the year ended December 31, 2009. In accordance with ASC 718, we present excess tax benefits from the exercise of stock options, if any, as net cash generated in financing activities.

SUPPORT.COM, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

Warranties and Indemnifications

We generally provide a refund period on sales, during which refunds may be granted to consumers under certain circumstances, including our inability to resolve certain support issues. For our channel sales, the refund period varies by channel partner, but is generally between 5-10 days. For referral programs and direct transactions, the refund period is generally 5 days. For all sales channels, we recognize revenue net of refunds and cancellations during the period. Refunds and cancellations have not been material to date.

We generally agree to indemnify our customers against legal claims that our software products infringe certain third-party intellectual property rights and account for our indemnification obligations. As of December 31, 2009 and 2008 we have not been required to make any payment resulting from infringement claims asserted against our customers and have not recorded any related accruals.

Fair Value Measurements

Effective January 1, 2008, we adopted ASC 820, Fair Value Measurements and Disclosures, which defines fair value, establishes a framework for measuring fair value under generally accepted accounting principles and enhances disclosures about fair value measurements. Fair value is defined under ASC 820 as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. Valuation techniques used to measure fair value ASC 820 must maximize the use of observable inputs and minimize the use of unobservable inputs. The standard describes a fair value hierarchy based on three levels of inputs, of which the first two are considered observable and the last unobservable, that may be used to measure fair value, which are the following:

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

SUPPORT.COM, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

In accordance with ASC 820, the following table represents our fair value hierarchy for our financial assets (cash equivalents and investments) and the UBS put contract measured at fair value on a recurring basis as of December 31, 2009 and 2008 (in thousands):

	Level 1	Level 2	Level 3	Total
As of December 31, 2009
Money market funds	$21,318	$—	$—	$21,318
Agency bonds	—	3,501		3,501
Commercial paper	—	7,896	—	7,896
Corporate bonds	—	12,404	—	12,404
Corporate notes	—	8,276	—	8,276
U.S. Government Agency Securities	—	4,000	—	4,000
Auction-rate securities	—	—	22,655	22,655
Auction-rate securities put option	—	—	1,289	1,289

Total	$21,318	$36,077	$23,944	$81,339

	Level 1	Level 2	Level 3	Total
As of December 31, 2008
Money market funds	$55,0582	$—	$—	$55,058
Commercial paper	—	7,781	—	7,781
Corporate bonds	—	2,999	—	2,999
Auction-rate securities	—	—	15,766	15,766
Auction-rate securities put option	—	—	7,148	7,148

Total	$55,058	$10,780	$22,914	$88,752

Level 3 assets consist of ARS with various state student loan authorities and the ARS put option. Beginning in February 2008, all auctions for the ARS have failed. Based on the continued failure of these auctions and the underlying maturities of the securities, we continue to classify our non-UBS holdings as long-term assets. Based on our ability to exercise the UBS ARS put option beginning June 30, 2010, we have classified our UBS ARS holdings as current assets on our balance sheet. The fair value of the ARS as of December 31, 2009 was estimated by management.

SUPPORT.COM, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table provides a summary of changes in fair value of our Level 3 financial assets as of December 31, 2009 and 2008 (in thousands):

	Year Ended December 31, 2009
	Auction-Rate Securities	Auction Rate Security Put Option
Beginning balance	$15,766	$7,148
Transfer into Level 3	—	—
Sales	(400)	—
Total gains/(losses):
Included in interest income (expense) and other, net	5,859	(5,859)
Included in other comprehensive income	1,430

Ending balance	$22,655	$1,289

	Year Ended December 31, 2008
	Auction-Rate Securities	Auction Rate Security Put Option
Beginning balance	$—	$—
Transfer into Level 3	25,300	—
Sales	(800)	—
Auction-rate securities put option	—	7,148
Total gains/(losses):
Included in earnings	(7,148)	—
Included in other comprehensive income	(1,586)

Ending balance	$15,766	$7,148

Segment Information

During the second quarter of 2009, we sold our Enterprise business to Consona. After reclassifying the Enterprise segment to discontinued operations, our continuing operations consist solely of our remaining segment, the Consumer Business. Revenue from customers located outside the United States was approximately $274,000, $579,000, and $147,000 for the years ended December 31, 2009, 2008, and 2007 respectively.

Sales to customers in different geographic areas, expressed as a percentage of revenue, for the periods ended were:

	Year Ended December 31,
	2009	2008	2007
Americas	98%	92%	86%
Europe	2	8	14

Total	100%	100%	100%

One customer, Customer A, accounted for 82% and 81% of our total revenue for the years ended December 31, 2009 and 2008, respectively. One customer, Customer B, represented 34% of our total revenue for the year ended December 31, 2007. No other customers accounted for more than 10% of our total revenue in year ended December 31, 2009, 2008 and 2007.

SUPPORT.COM, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Long-lived assets are attributed to the geographic location in which they are located. We include in long-lived assets all tangible assets. Long lived assets regarding geographic areas are as follows (in thousands):

	December 31,
	2009	2008
United States	$408	$995
India	39	23
Canada	—	3
United Kingdom	—	44

Total	$447	$1,065

Recent Accounting Pronouncements

In September 2009, the FASB issued Accounting Standards Update No. 2009-13, “Multiple-Deliverable Revenue Arrangements—a consensus of the FASB Emerging Issues Task Force” (ASU 2009-13) which updates the existing multiple-element revenue arrangements guidance currently included under ASC 605-25, which originated primarily from the guidance in EITF Issue No. 00-21, “Revenue Arrangements with Multiple Deliverables” (EITF 00-21). The revised guidance primarily provides two significant changes: 1) eliminates the need for objective and reliable evidence of the fair value for the undelivered element in order for a delivered item to be treated as a separate unit of accounting, and 2) eliminates the residual method to allocate the arrangement consideration. In addition, the guidance also expands the disclosure requirements for revenue recognition. ASU 2009-13 will be effective for the first annual reporting period beginning on or after June 15, 2010, with early adoption permitted provided that the revised guidance is retroactively applied to the beginning of the year of adoption. We are currently assessing the future impact of this new accounting update to our consolidated financial statements.

Note 2. Discontinued Operations

Support.com, Inc., formerly SupportSoft, Inc., was founded as an enterprise software provider. In 2007, we launched a premium technology services business focused on consumers and, in 2008, reported two operating segments. The two segments were the Enterprise business (comprised of the enterprise software and related services businesses) and the Consumer business (comprised of the consumer services business).

During the second quarter of 2009, pursuant to an Asset Purchase Agreement dated April 5, 2009, we sold substantially all of the assets and transferred certain of the liabilities of its Enterprise business to Consona. We have retained all assets and liabilities associated with our Consumer business and intend to continue operations in this segment. As we have irrevocably sold the Enterprise business to Consona, the operations and cash flows of the disposed business have been completely eliminated from the ongoing operations of Support.com. We have no continuing involvement in the operations of the disposed business. Therefore, we are reporting the Enterprise business as a discontinued operation as of June 23, 2009, and for all periods presented in accordance with ASC 360, Accounting for the Impairment or Disposal of Long-Lived Assets.

SUPPORT.COM, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Operating results for the discontinued operation are listed below for the years ended December 31, 2009, 2008 and 2007, respectively:

	Year Ended December 31,
	2009	2008	2007
Revenue:
License	$1,238	$11,814	$15,723
Maintenance	6,783	15,881	16,084
Services	4,658	14,365	14,944

Total revenue	12,679	42,060	46,751

Costs and expenses:
Costs of license	215	337	218
Cost of maintenance	730	1,743	1,792
Cost of services	4,117	12,072	15,082
Amortization of intangible assets	—	90	2,815
Research and development	865	2,848	3,888
Sales and marketing	4,067	11,808	22,768

Total costs and expenses	9,994	28,898	46,563

Income from discontinued operations, before income taxes	$2,685	$13,162	$188

Summary results from discontinued operations, including gain on sale and tax impact, are summarized as follows:

	Year Ended December 31,
	2009	2008	2007
Income from discontinued operations, before income taxes	$2,685	$13,162	$188
Gain on sale of discontinued operations	9,130	—	—
Taxes on discontinued operations	(4,811)	(558)	(671)

Income from discontinued operations, after income taxes	$7,004	$12,604	$(483)

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

Historically, we have allocated certain overhead expenditures, such as facilities and information technology, across the functional departments of its two operating segments. Since these support functions remain as part of our continuing operations, they are therefore not included in discontinued operations reporting.

The gain on sale of the Enterprise business was approximately $9.1 million, reflecting the cash received from Consona (approximately $20.5 million), and the carrying value of the net liabilities of the Enterprise business acquired by Consona (approximately $1.9 million), less Enterprise business goodwill ($9.8 million) and deal-related expenditures (approximately $3.5 million).

SUPPORT.COM, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Tax expenses have been attributed to discontinued operations or continuing operations based on specific analysis for federal, state and international amounts. As a result, we recorded $4.8 million of income tax expense related to the $9.1 million gain on sale of its Enterprise segment. The income tax expense was recorded as part of our discontinued operations and was fully offset by an income tax benefit recorded in the continuing operations in 2009 (see Note 9, Income Tax).

Note 3. Business Combination

Xeriton, Inc.

On December 7, 2009, we signed an Asset Purchase Agreement (“APA”) to acquire substantially all of the assets of privately-held consumer software provider Xeriton, Inc. (“Xeriton”) (the “Acquisition”). No stock was acquired as part of the transaction. Xeriton provides consumer software products designed to improve and optimize the performance and security of users’ computers (such as Advanced Registry Optimizer, Hard Disk Tune Up, MemTurbo, and a number of computer security products). We expect to derive benefits from the acquisition through the sale of these products via its existing services channels. We paid a total cash-only consideration of $8.5 million for the acquired assets and liabilities. In addition, we paid deal-related expenditures of approximately $542,000 which are included in general and administrative expense.

We engaged an independent third-party appraisal firm to assist in determining the fair value of assets acquired and liabilities assumed. Such a valuation requires management to make significant estimates, especially with respect to intangible assets. These estimates are based on historical experience and information obtained from the management of the acquired company. The purchase price for Xeriton exceeded the fair value of the net tangible and intangible assets acquired. As a result, we have recorded goodwill in connection with this transaction. The goodwill is expected to be deductible for tax purposes.

The operating results of the business acquired from Xeriton are included in our accompanying consolidated statements of operations from December 7, 2009, the date of the Acquisition.

The tangible and identifiable intangible assets and liabilities acquired are summarized as follows. The financial information presented includes purchase accounting adjustments to the tangible and intangible assets (in thousands):

	Amounts	Amortization Period
Cash	$557
Accounts receivable	270
Other current assets	22
Fixed assets	26
Accrued liabilities	(729)
Deferred revenue	(174)

Net liabilities assumed	(28)
Identifiable intangible assets:
Technology/Technology Rights	430	48 months
Tradenames	450	48 months
Non-Compete	140	36 months
Ask Jeeves/IAC Partner Relationship	120	36 months
Blue Phone Customer Base	30	36 months
Email List	40	12 months
Goodwill	7,318

Total estimated purchase price	$8,500

SUPPORT.COM, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

YourTechOnline.com

On May 2, 2008, we acquired all of the stock of YourTechOnline.com (“YTO”), a provider of remote technology services based in Kelowna, British Columbia. YTO’s service delivery methodology involves technical support agents who view and control a computer screen remotely. We acquired YTO to bolster our remote service delivery capabilities utilizing work-from-home agents.

When we acquired the business, we engaged an independent third-party appraisal firm to assist in determining the fair values of assets acquired and liabilities assumed. Such a valuation requires management to make significant estimates, especially with respect to intangible assets. These estimates are based on historical experience and information obtained from the management of the acquired company. The total purchase price was approximately $2.8 million, including cash consideration of $2.7 million and direct transaction costs of $0.1 million. Of the cash paid at closing, approximately $0.5 million was held in an escrow account for specified indemnity obligations. The purchase price for YTO exceeded the fair value of YTO net tangible and intangible assets acquired. As a result, we have recorded goodwill in connection with this transaction.

The operating results of YTO are included in our accompanying consolidated statements of operations from May 2, 2008, the date of the Acquisition.

To get the full benefits of YTO’s service delivery methodology, we deemed it important to retain certain key YTO employees in our Consumer business segment. These key employees signed non-compete agreements restricting their ability to attain competing employment outside Support.com for two years after the Acquisition. In addition, we placed value on YTO’s referral partner relationships and existing customer relationships.

The tangible and identifiable intangible assets and liabilities acquired are summarized below. The financial information presented includes purchase accounting adjustments to the tangible and intangible assets:

	Amount (in thousands)	Amortization Period
Cash	$48
Accounts receivable, net	45
Accrued liabilities	(401)

Net liabilities assumed	(308)
Identifiable intangible assets:
Non-compete agreements	224	18 months
Referral partner relationships	25	36 months
Customer relationships	31	36 months
Goodwill	2,854

Total estimated purchase price	$2,826

SUPPORT.COM, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 4. Property and Equipment

Property and equipment are stated at cost and consist of the following (in thousands):

	December 31,
	2009	2008
Computer equipment and software	$3,327	$3,743
Furniture and office equipment	316	698
Leasehold improvements	396	1,062
Construction in progress	62	—

	4,101	5,503
Accumulated depreciation	(3,654)	(4,438)

	$447	$1,065

Depreciation expense was $580,000, $1.1 million, and $1.1 million, for the years ended December 31, 2009, 2008, and 2007, respectively.

Note 5. Intangible assets

Amortization expense related to intangible assets was $177,000 in 2009, including amortization from the YTO acquisition of $143,000 and amortization from the Xeriton acquisition of $34,000. Amortization expense related to intangible assets was $202,000 in 2008, which was comprised of amortization from the Core Networks acquisition of $90,000 and amortization from the YTO acquisition of $112,000.

In December 2006, we acquired the use of a toll-free telephone number for cash consideration of $250,000. This asset has an indefinite useful life. The intangible asset is tested for impairment annually or more often if events or changes in circumstances indicate that the carrying value may not be recoverable.

The following table summarizes the components of intangible assets (in thousands):

	Non- compete	Partner Relationships	Customer Base	Technology Rights	Tradenames	Other	Indefinite Life Intangibles	Total
As of December 31, 2009
Gross carrying value	$364	$145	$101	$430	$450	$—	$250	$1,739
Accumulated amortization	(227)	(17)	(22)	(14)	(9)	—	—	(289)

Net carrying value	$136	$128	$79	$416	$441	$—	$250	$1,450

As of December 31, 2008
Gross carrying value	$224	$25	$31	$—	$—	$72	$250	$601
Accumulated amortization	(99)	(6)	(7)	—	—	(72)	—	(183)

Net carrying value	$124	$19	$24	$—	$—	$—	$250	$417

SUPPORT.COM, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The estimated future amortization expense of intangible assets, with the exception of the indefinite-life intangible assets as of December 31, 2009 is as follows (in thousands):

Fiscal Year	Amount
2010	$366
2011	317
2012	306
2013	211

Total	$1,200

Weighted average remaining useful life	3.5 years

The following table summarizes the components of purchased technology as of December 31, 2009. We did not have any purchased technology for continuing operations in 2008. (in thousands):

As of December 31,
2009
Purchased technology	$350
Accumulated amortization	(41)

Total purchased technology, net	$309

Note 6. Commitments and Contingencies

Headquarters office lease.    In November 2006, we entered into a noncancelable lease agreement for its new headquarters office facility located in Redwood City, California. The lease commenced on January 1, 2007 and ends on July 31, 2012. The annual fixed rents are $783,000, $805,000 and $483,000 for the years ended 2010, 2011 and 2012, respectively, as long as we are not in default under the term of the lease. We issued an unsecured irrevocable standby letter of credit of $400,000 to the landlord as a security deposit under the lease. If we are not then in default under the lease, the deposit amount may be reduced to $200,000 on February 1, 2010, and $100,000 on February 1, 2011.

Other facility leases.    We lease our facilities under noncancelable operating lease agreements, which expire at various dates through 2012.

Total facility rent expense pursuant to all operating lease agreements was approximately $947,000, $1.3 million, and $1.5 million for the years ended December 31, 2009, 2008, and 2007, respectively.

As of December 31, 2009, minimum payments due under all noncancelable lease agreements (including for offices that have been impaired) were as follows (in thousands):

Years ending December 31,	Operating Leases
2010	$1,150
2011	1,025
2012	555

Total minimum lease and principal payments	$2,730

SUPPORT.COM, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Tax contingencies

We are required to make periodic filings in the jurisdictions where we are deemed to have a presence for tax purposes. We have undergone audits in the past and have paid assessments arising from these audits. During the fourth quarters of 2008 and 2009, our India entity was issued notices of income tax assessment pertaining to the 2005-2006 and 2006-2007 fiscal years. The notices claimed that the transfer price used in our inter-company agreements with our India entity was too low, and that the rate should be increased. We believe our current transfer pricing position is more likely than not of being sustained. We believe that this will be resolved through the normal judicial appeal process used in India, and have submitted our case to the court.

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

Legal contingencies

In November 2001, a class action lawsuit was filed against us, two of our former officers and certain underwriters in the United States District Court for the Southern District of New York. Similar complaints have been filed against 55 underwriters and more than 300 other companies and other individual officers and directors of those companies; the consolidated case is In re Initial Public Offering Securities Litigation, No. 21 MC 92 (SAS) (S.D.N.Y.). The lawsuit, which sought unspecified damages, fees and costs, alleged that our registration statement and prospectus dated July 18, 2000 for the issuance and initial public offering of 4,250,000 shares of our common stock contained material misrepresentations and/or omissions related to alleged inflated commissions received by the underwriters of the offering. On April 1, 2009, all parties entered into a Stipulation and Agreement of Settlement that would resolve all claims and dismiss the case against us and our former officers, without any payment by us or our former officers. On October 5, 2009, the court issued an order approving the settlement. Certain other parties have appealed the settlement and the appeal is pending.

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

Note 7. Restructuring Obligations and Other Charges

In the fourth quarter of 2008, we reduced our workforce by 33 employees, or approximately 10% of our non-agent workforce at that time, and closed certain facilities to reduce our ongoing cost structure. As a result, we recorded a restructuring and impairment charge of $1.9 million in 2008. All of the affected employees were terminated as of December 31, 2008. The restructuring charge was primarily comprised of employee termination costs, professional services costs and facilities impairment costs. Restructuring and impairment expenses included in the consolidated statement of operations for the three month period ended December 31, 2008 totaled $690,000 in discontinued operations and $1.2 million in continuing operations, including $43,000 for cost of consumer, $89,000 for research and development, $538,000 for sales and marketing and $525,000 for general and administration. As of December 31, 2009, there was no remaining balance related to this restructuring obligation.

SUPPORT.COM, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

In the first quarter of 2009, we implemented a reduction in our workforce and closed certain facilities worldwide in order to reduce our ongoing cost structure. We reduced our workforce by 17 employees, or approximately 6% of our non-agent headcount. All of the affected employees were terminated as of March 31, 2009. As a result, we recorded a restructuring charge of $896,000 in the first quarter of 2009. The restructuring charge was primarily comprised of employee termination costs, professional services costs and facilities impairment costs. Restructuring and impairment expenses included in the consolidated statement of operations totaled $821,000 in discontinued operations and $75,000 in continuing operations, including $6,000 for sales and marketing and $69,000 for general and administrative. As of December 31, 2009, the remaining balance of the restructuring obligation was $356,000, related to one facility in the United Kingdom, which we expect to pay through 2011.

In the second quarter of 2009, we implemented a reduction in our workforce in order to align our on-going cost structure with the scale of our revenue following the sale of our Enterprise business. We reduced our workforce by 23 employees, or approximately 19% of our non-technology support agent workforce. All of the affected employees were terminated as of June 30, 2009. In addition, we terminated the lease for our Canadian facility, which we had previously impaired as of December 31, 2008. We reversed the remaining impairment balance accrued for this facility’s lease payments, in the amount of $219,000. As a result of these actions, we recorded a restructuring charge of approximately $345,000 in the second quarter of 2009. The restructuring charge was primarily comprised of employee terminations costs and professional services costs. Restructuring expenses included in the consolidated statement of operations were $62,000 for cost of service, $187,000 for research and development, $315,000 for sales and marketing and $(219,000) for general and administrative due to the reversal of the Canadian facility lease accrual. As of December 31, 2009, there was no remaining balance related to this restructuring obligation.

In the third quarter of 2009, we ceased using a portion of our headquarters office in order to align our facilities usage with our current size. As a result, we impaired approximately 46% of our Redwood City facility. We recorded a restructuring charge of approximately $1.3 million, which related to the facility impairment and is included in our general and administrative expenses in our consolidated statement of operations. As of December 31, 2009, the remaining balance on this restructuring obligation was $886,000, which we expect to pay through 2012.

The following table summarizes activity associated with the restructuring and related expenses incurred for the years ended December 31, 2009 and 2008 (in thousands):

	Severance (1)	Facilities (2)	Impairment (3)	Total
Restructuring costs incurred	$731	$360	$105	$1,196
Cash payments	(111)	(28)	—	(139)
Non-cash charges	—	—	(105)	(105)

Restructuring obligations, December 31, 2008	620	332	—	952
Restructuring costs incurred	640	1,299	259	2,198
Cash payments	(1,260)	(389)	—	(1,649)
Non-cash charges	—	—	(259)	(259)

Restructuring obligations, December 31, 2009	$—	$1,242	$—	$1,242

(1)	Severance costs include those expenses related to severance pay and related employee benefit obligations.

(2)	Facilities costs include obligations under non-cancelable leases for facilities that we will no longer occupy, as well as penalties associated with early terminations of leases and disposal of fixed assets. The related leases are short term in nature expiring in less than one year. No sublease income has been included.

SUPPORT.COM, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(3)	As part of the restructuring costs included in the table above, we wrote-off fixed assets related to the facilities that it will no longer occupy. This is a non-cash charge.

Note 8. Stockholders’ Equity

Stock Option Plans

We adopted the 1998 Stock Option Plan (the “Plan”). Under this Plan, up to 9,424,434 shares of our common stock may be granted as options or sold to eligible participants. Under the Plan, options to purchase common stock may be granted at no less than 85% of the fair value on the date of the grant (110% of fair value in certain instances), as determined by the Board of Directors. Options under the Plan can be immediately exercisable at the Board of Directors’ discretion; however, shares issued are subject to our right to repurchase such shares at the original issuance price, which lapses in a series of installments measured from the vesting commencement date of the option.

We have also adopted the 2000 Omnibus Equity Incentive Plan (the “2000 Incentive Plan”). A total of 4,000,000 shares of common stock were initially reserved for issuance to eligible participants under the 2000 Incentive Plan. On January 1 of each year, the number of shares reserved may be increased by the lesser of 2,000,000 shares, 5% of outstanding shares, or an amount determined by the board of directors. On January 1, 2009, the shares reserved under the 2000 Incentive Plan were increased by 2,000,000 shares.

On July 27, 2009, we announced a tender offer (the “Exchange Offer”) in which we extended to our employees the opportunity to exchange outstanding options to purchase shares of our common stock granted under our 2000 Omnibus Equity Incentive Plan, as amended (the “2000 Plan”) that were outstanding as of July 27, 2009 and that had exercise prices per share greater than $2.32, the last reported sale price per share of our common stock on The Nasdaq Global Select Market on August 21, 2009 (“Eligible Options”). We made this offer on the terms and subject to the conditions set forth in the Exchange Offer documentation filed with the SEC, including a new three-year vesting schedule for the new options granted in the exchange. Eligible Options were exchanged for an equivalent number of new nonqualified stock options (“New Options”) that we granted under the 2000 Plan. In exchange for tendered options, we granted options to purchase approximately 4.1 million shares of common stock to Eligible Option holders on August 21, 2009, with an exercise price for the New Options equal to $2.32. We conducted a valuation of exchanged options immediately before and immediately after the exchange in order to calculate the incremental stock compensation expense related to the exchange. The total incremental expense of approximately $1.2 million will be recognized ratably over the 3-year vesting term of the exchanged options.

As of December 31, 2009, options to purchase approximately 10.7 million shares were outstanding and an aggregate of 6.1 million shares remain available for grant under the 2000 Plan.

SUPPORT.COM, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table represents stock option activity for the years ended December 31, 2007, 2008, and 2009:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value (in ‘000’s)
Outstanding options at December 31, 2006	13,580,874	$5.33	6.44	$13,048
Granted	3,291,254	$4.89
Exercised	(1,292,953)	$3.33
Forfeited	(2,840,410)	$7.36

Outstanding options at December 31, 2007	12,738,765	$4.98	5.82	$3,377
Granted	4,100,988	$3.02
Exercised	(2,333)	$0.10
Forfeited	(3,203,840)	$4.87

Outstanding options at December 31, 2008	13,633,580	$4.41	4.54	$243
Granted	8,301,338	$2.36
Exercised	(244,770)	$1.47
Forfeited	(11,011,091)	$4.60
Outstanding options at December 31, 2009	10,679,057	$2.70	5.08	$2,559

Options vested and expected to vest	10,435,875	$2.70	5.06	$2,491

Exercisable at December 31, 2009	2,430,306	$3.65	4.09	$282

The aggregate intrinsic value in the table above represents the total pre-tax intrinsic value that would have been received by the option holders had they all exercised their options on December 31, 2009, 2008, and 2007. This amount will change based on the fair market value of our stock. The total aggregate intrinsic value of options exercised under our stock option plans was $561,000, $8,000 and $7.4 million for the years ended December 31, 2009, 2008 and 2007, respectively. The total fair value of options vested during 2009, 2008 and 2007 was $3.8 million, $4.9 million and $4.6 million, respectively.

At December 31, 2009, there was $15.1 million of unrecognized compensation cost related to existing options outstanding which is expected to be recognized over a weighted average period of 3.0 years.

Employee Stock Purchase Plan

In the second quarter of 2009 we sold our Enterprise business to Consona. A sale of this nature qualified as the sale of “substantially all the assets of the business,” and according to the terms of the ESPP plan document such a sale automatically terminates the ESPP. As a result of the automatic termination of the ESPP, we reversed all ESPP expenses related to the purchase period as of the time of the termination and refunded all amounts to the employees.

In the first quarter of 2009, prior to the sale of the Enterprise business, there was a purchase made and 74,041 shares were issued through the Purchase Plan. For the years ended December 31, 2008 and 2007, there were 127,301 and 131,436 shares, respectively, issued through the Purchase Plan.

SUPPORT.COM, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Stock Repurchase Program

On April 27, 2005, our board of directors authorized the repurchase of up to 2,000,000 outstanding shares of our common stock. As of December 31, 2009 the maximum number of shares remaining that can be repurchased under this program was 1,807,402.

Note 9. Income Taxes

The components of our income (loss) before income taxes are as follows (in thousands):

	Years Ended December 31,
	2009	2008	2007
United States	$(5,292)	$(19,324)	$(22,143)
Foreign	(9,415)	758	1,445

Total	$(14,707)	$(18,566)	$(20,698)

Income(loss) from discontinued operations, before income taxes	11,815	13,162	188

Income (loss) from continuing operations, before income taxes	(26,522)	(31,728)	(20,886)

The provision for income taxes from continuing operations consisted of the following (in thousands):

	Years Ended December 31,
	2009	2008	2007
Current:
Federal	$(4,534)	$(19)	$—
State	(407)	—	—
Foreign	29	27	—

Total current	(4,912)	8	—
Deferred:
Foreign	(29)	(26)	—

Total provision for income taxes	$(4,941)	$(18)	$—

The reconciliation of the federal statutory income tax rate to our effective income tax rate is as follows (in thousands):

	Years Ended December 31,
	2009	2008	2007
Provision at federal statutory rate	$(9,283)	$(11,104)	$(7,310)
State taxes	(407)	—	—
Permanent differences/other	207	50	46
Stock-based compensation	105	192	46
Federal valuation allowance (utilized)/provided	693	6,963	7,913
Impact of discontinued operations	3,744	3,881	(695)

Provision for income taxes	$(4,941)	$(18)	$0

SUPPORT.COM, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Our India based subsidiary was granted a tax holiday related to its research and development activities. The tax holiday expires in 2011. The tax holiday had an immaterial impact on the current year statements. Significant components of our deferred tax assets and liabilities are as follows (in thousands):

	December 31,
	2009	2008
Deferred tax assets:
Accruals and reserves	$3,637	$5,223
Capitalized research and development	10	3
Deferred revenue	—	625
Net operating loss carryforwards	36,304	31,057
Research and development tax credits	4,401	4,270
Other credits	147	90
Capitalized research and development	—	24
Intangible assets	266	2,860
Fixed assets	395	258

Gross deferred tax assets	45,160	44,410
Valuation allowance	(45,013)	(44,320)

Total deferred tax assets	147	90
Deferred tax liabilities:
Intangible assets	—	—

Total deferred tax liabilities	—	—

Net deferred tax assets(liabilities)	$147	$90

ASC 740 provides for the recognition of deferred tax assets if realization of such assets is more likely than not to occur. Based upon the weight of available evidence, which includes our historical operating performance, reported cumulative net losses since inception and difficulty in accurately forecasting its results, the Company provided a full valuation allowance against its U.S. and most foreign net deferred tax assets. There is no valuation allowance against our India deferred tax assets primarily relating to Minimum Alternative Tax (MAT). We reassess the need for our valuation allowance on a quarterly basis.

The net valuation allowance increased by approximately $0.7 million, and $7.0 million, during the years ended December 31, 2009, and 2008, respectively.

As of December 31, 2009, we had federal and state net operating loss carryforwards of approximately $90.1 million and $53.3 million, respectively. We also had federal and state research and development credit carryforwards of approximately $3.2 million and $3.1 million, respectively. The federal net operating loss and credit carryforwards will expire at various dates beginning in 2018 through 2029, if not utilized. The state net operating loss carryforwards will expire at various dates beginning in 2010 through 2029, if not utilized. The state research and development credit carryforwards do not have an expiration date.

Utilization of net operating loss carryforwards and credits may be subject to substantial annual limitation due to the ownership change limitations provided by the Internal Revenue Code of 1986, as amended, and similar state provisions. The annual limitation may result in the expiration of net operating losses and credits before utilization.

SUPPORT.COM, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

In November 2009, the Worker, Homeownership and Business Assistance Act of 2009 was signed into law, which extends the carryback of net operating losses for both federal regular tax and Alternative Minimum Tax (AMT). The income tax benefit related to this Act is recorded in the current year and relates to our ability to reclaim previously paid AMT taxes in prior years which were reported as part of our deferred tax assets offset by a full valuation allowance.

Generally, the amount of tax expense or benefit allocated to continuing operations is determined without regard to the tax effects of other categories of income or loss, such as income from discontinued operations. However, an exception is provided in ASC 740 when there is a pre-tax loss from continuing operations and pre-tax income from other categories in the current year. As a result, for the year ended December 31, 2009, we recorded a tax expense of $4.9 million in discontinued operations related to the gain on sale of the Enterprise business, and recorded an off-setting tax benefit of $4.9 million in continuing operations.

ASC 740 clarifies the accounting for uncertainties in income taxes by prescribing guidance for the recognition, de-recognition and measurement in financial statements of income tax positions taken in previously filed tax returns or tax positions expected to be taken in tax returns, including a decision whether to file or not to file in a particular jurisdiction. ASC 740 requires that any liability created for unrecognized tax benefits be disclosed. The application of ASC 740 may also affect the tax bases of assets and liabilities and therefore may change or create deferred tax liabilities or assets.

A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows (in thousands):

	Years Ended December 31,
	2009	2008	2007
Balance at beginning of year	$2,361	$2,005	$1,844
Increase related to prior year tax positions	1,331	—	—
Decrease related to prior year tax positions	—	—	—
Increase related to current year tax positions	211	369	171
Settlements with tax authorities	(90)	—	—
Decrease related to lapse of statute of limitations	(107)	(13)	(10)

Balance at end of year	$3,706	$2,361	$2,005

Our total amounts of unrecognized tax benefits that, if recognized, would affect its effective tax rate is $0.8 million and $0.8 million as of December 31, 2009 and 2008, respectively.

Upon adoption of FIN 48, our policy to include interest and penalties related to unrecognized tax benefits within our provision for (benefit from) income taxes did not change. We had $121,000 and $58,000 accrued for payment of interest and penalties related to unrecognized tax benefit as of December 31, 2009 and 2008, respectively. We recognized $65,000 of interest and penalties related to unrecognized tax benefits income taxes during the year ended December 31, 2009.

As of December 31, 2009, the amount of recognized tax benefit where it is reasonably possible that a significant change may occur in the next 12 months is approximately $68,000. The change would result from expiration of a statute of limitations in a foreign jurisdiction.

The tax years 1997 to 2009 remain open in several jurisdictions, none of which has individual significance.

SUPPORT.COM, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 10. Quarterly Financial Information (Unaudited)

Selected quarterly financial information for 2009 and 2008 is as follows:

	Fiscal Year 2009 Quarter Ended
	Mar. 31, 2009	Jun. 30, 2009	Sept. 30, 2009	Dec. 31, 2009
	(in thousands, except per share data)
Statements of Operations Data:
Revenue:
Services	$3,552	$3,374	$4,542	$5,302
Software and other	62	59	58	546

Total revenue	3,614	3,433	4,600	5,848
Cost of revenue:
Cost of services	4,373	4,283	3,887	4,077
Cost of software and other	—	—	—	59

Total cost of revenue	4,373	4,283	3,887	4,136
Gross profit (loss)	(759)	(850)	713	1,712

Operating expenses:
Research and development	1,698	1,605	1,306	1,186
Sales and marketing	2,051	2,007	1,604	2,013
General and administrative	3,598	2,980	4,265	3,276
Amortization of intangible assets	42	42	42	51

Total operating expenses	7,389	6,634	7,217	6,526

Loss from operations	(8,148)	(7,484)	(6,504)	(4,814)
Interest income and other, net	(302)	422	117	191

Loss from continuing operations, before income taxes	(8,450)	(7,062)	(6,387)	(4,623)
Income tax provision (benefit)	4	(2,841)	(918)	(1,186)

Loss from continuing operations, after income taxes	(8,454)	(4,221)	(5,469)	(3,437)
Income (loss) from discontinued operations, after income taxes	1,058	6,460	(298)	(216)

Net income (loss)	$(7,396)	$2,239	$(5,767)	$(3,653)

Basic and diluted earnings per share:
Income (loss) from continuing operations	$(0.18)	$(0.09)	$(0.12)	$(0.07)
Income (loss) from discontinued operations	0.02	0.14	0.00	(0.01)

Basic and diluted net loss per share	$(0.16)	$0.05	$(0.12)	$(0.08)

SUPPORT.COM, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	Fiscal Year 2008 Quarter Ended
	Mar. 31, 2008	Jun. 30, 2008	Sept. 30, 2008	Dec. 31, 2008
	(in thousands, except per share data)
Statements of Operations Data:
Revenue:
Services	$575	$800	$2,403	$3,050
Software and other	128	90	68	57

Total revenue	703	890	2,111	3,107
Cost of revenue:
Cost of services	1,424	2,010	2,755	4,118
Cost of software and other	—	—	—	—

Total cost of revenue	1,424	2,010	2,755	4,118
Gross profit (loss)	(721)	(1,120)	(644)	(1,011)

Operating expenses:
Research and development	1,860	1,688	1,744	1,702
Sales and marketing	2,396	2,045	2,114	2,518
General and administrative	3,298	3,654	3,500	4,107
Amortization of intangible assets	—	28	42	42
Total operating expenses	7,554	7,415	7,400	8,369

Loss from operations	(8,275)	(8,535)	(8,044)	(9,380)
Interest income and other, net	1,449	721	158	178

Loss from continuing operations, before income taxes	(6,826)	(7,814)	(7,886)	(9,202)
Income tax provision (benefit)	—	(1)	5	(22)

Loss from continuing operations, after income taxes	(6,826)	(7,813)	(7,891)	(9,180)
Income (loss) from discontinued operations, after income taxes	3,195	3,466	3,551	2,392

Net loss	$(3,631)	$(4,347)	$(4,340)	$(6,788)

Basic and diluted earnings per share:
Income (loss) from continuing operations	$(0.15)	$(0.17)	$(0.17)	$(0.20)
Income (loss) from discontinued operations	0.07	0.08	0.08	0.05

Basic and diluted net loss per share	$(0.08)	$(0.09)	$(0.09)	$(0.15)

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES.

None.

ITEM 9A. CONTROLS	AND PROCEDURES.

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

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting during the fourth quarter of 2009 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. As part of this evaluation, management established an internal control project team, engaged outside consultants and adopted a project work plan to document and assess the adequacy of our internal control over financial reporting, address any control deficiencies that were identified, and to validate through testing that the controls are functioning as documented. Based on the results of this evaluation, our management has concluded that our internal control over financial reporting was effective as of December 31, 2009 to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external reporting purposes in accordance with generally accepted accounting principles. We reviewed the results of management’s assessment with the Audit Committee of Support.com’s Board of Directors.

The effectiveness of our internal control over financial report as of December 31, 2009 has been audited by Ernst & Young LLP, an independent registered public accounting firm, as stated in their report, which is included herein.

/s/ JOSHUA PICKUS
Joshua Pickus Chief Executive Officer and President

/s/ SHELLY SCHAFFER
Shelly Schaffer Chief Financial Officer and Executive Vice President of Finance and Administration

Report of Independent Registered Public Accounting Firm

on Internal Control over Financial Reporting

The Board of Directors and Stockholders of

Support.com, Inc.

We have audited Support.com, Inc.’s internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Support.com, Inc.’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Report of Management on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

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

In our opinion, Support.com, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2009, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Support.com, Inc. as of December 31, 2009 and 2008, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2009, and our report dated March 12, 2010, expressed an unqualified opinion thereon.

/s/    Ernst & Young LLP

San Jose, California

March 12, 2010

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

The information required by Item 10 of Form 10-K with respect to Item 401 of Regulation S-K regarding our executive officers is incorporated herein by reference from the information contained in the section entitled “Executive Compensation and Related Information” in our definitive Proxy Statement.

The information required by Item 10 of Form 10-K with respect to Item 405 of Regulation S-K regarding section 16(a) beneficial ownership compliance is incorporated by reference from the information contained in the section entitled “Section 16(a) Beneficial Ownership Compliance” in our Proxy Statement.

We have adopted a Code of Ethics and Business Conduct for Employees, Officers and Directors which is applicable to all of our directors, executive officers and employees, including our Chief Executive Officer and Chief Financial Officer (our principal executive officer and principal financial and accounting officer, respectively). The Code of Ethics and Business Conduct for Employees, Officers and Directors is available on our web site at http://www.supportsoft.com/Company/ir_corporate_governance.html. A copy of the Code of Ethics and Business Conduct for Employees, Officers and Directors will be provided without charge to any person who requests it by writing to the address or telephoning the number indicated under “SEC Filings and other Available Information” on page 8. We will disclose on our web site amendments to or waivers from our Code of Ethics and Business Conduct applicable to our directors or executive officers, including our Chairman and Chief Executive Officer and our Chief Financial Officer, in accordance with all applicable laws and regulations.

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

Securities Authorized for Issuance Under Equity Compensation Plans

Equity Compensation Plan Information

As of December 31, 2009

	Number of securities to be issued upon exercise of outstanding options, warrants, and rights	Weighted-average exercise price of outstanding options, warrants, and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Plan Category	(a)	(b)	(c)
Equity Compensation Plans approved by security holders (1)	10,679,057	$2.70	6,106,237
Equity Compensation Plans not approved by security holders (3)	—	—	—

Total	10,679,057	$2.70	6,106,237	(2)

(1)	This is the 2000 Omnibus Equity Incentive Plan. Stock options, restricted stock, restricted stock units or stock appreciation rights may be awarded under the 2000 Omnibus Equity Incentive Plan.

(2)	The number of shares reserved for issuance under the 2000 Omnibus Equity Incentive Plan (the “2000 Incentive Plan”) is subject to an annual increase as follows:

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

2.1

Asset Purchase Agreement, by and between SupportSoft, Inc. and Consona Corporation, dated as of April 5, 2009 (incorporated by reference to Exhibit 2.1 of SupportSoft’s current report on Form 8-K filed on April 6, 2009).

3.1	Restated Certificate of Incorporation, as amended (incorporated by reference to Exhibit 3.1 of Support.com’s annual report on Form 10-K for the year ended December 31, 2001).

3.2

Certificate of Amendment to the Company’s Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 of Support.com’s current report on Form 8-K filed on June 23, 2009).

3.3	Amended and Restated Bylaws (incorporated by reference to Exhibit 3.2 of Support.com’s current report on Form 8-K filed on October 27, 2009).

4.1	Form of Common Stock Certificate (incorporated by reference to Exhibit 4.1 of Support.com’s quarterly report on Form 10-Q for the quarter ended June 30, 2002).

10.1*

Registrant’s Amended and Restated 1998 Stock Option Plan (incorporated by reference to Exhibit 10.1 of Amendment No. 1 to Support.com’s registration statement on Form S-1 (File No. 333-30674) filed on March 9, 2000).

10.2*

Registrant’s 2000 Omnibus Equity Incentive Plan (incorporated by reference to Exhibit 10.2 of Amendment No. 8 to Support.com’s registration statement on Form S-1 (File No. 333-30674) filed on July 13, 2000).

10.3*	Registrant’s 2000 Amended and Restated Employee Stock Purchase Plan (incorporated by reference to Exhibit 10.1 of Support.com’s quarterly report on Form 10-Q filed on August 4, 2006).

10.4*	Form of Directors’ and Officers’ Indemnification Agreement (incorporated by reference to Exhibit 10.4 registration statement on Form S-1 (File No. 333-30674) filed on February 18, 2000).

10.5*

Amended and Restated Employment Agreement, dated December 23, 2008, by and between the registrant and Josh Pickus, as amended on July 30, 2009 (incorporated by reference to Exhibit 10.2 of Support.com’s current report filed on Form 8-K on July 31, 2009).

10.6*

Amended and Restated Employment Agreement dated October 27, 2008, by and between registrant and Michael Sayer, as amended on April 6, 2009 (incorporated by reference to Exhibit 10.1 of SupportSoft’s current report on Form 8-K filed on April 6, 2009).

Exhibit	Description of Document

10.7*

Employment Offer Letter dated as of January 29, 2008, as amended on July 30, 2009, by and between the Registrant and Shelly Schaffer (incorporated by reference to Exhibit 10.3 of SupportSoft’s current report on Form 8-K filed on July 31, 2009).

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

10.10*	Support.com, Inc. Executive Incentive Compensation Incentive Plan (incorporated by reference to Exhibit 10.2 of Support.com’s current report on Form 8-K filed on February 4, 2008).

10.11*	Support.com, Inc. Amended and Restated Executive Incentive Compensation Incentive Plan (incorporated by reference to Exhibit 10.2 of SupportSoft’s current report on Form 8-K filed on August 1, 2008).

10.12*

Support.com, Inc. Amended and Restated Executive Incentive Compensation Incentive Plan (incorporated by reference to Exhibit 10.2 of SupportSoft’s current report on Form 8-K filed on February 11, 2009).

10.13*	Support.com, Inc. Amended and Restated Executive Incentive Compensation Incentive Plan (incorporated by reference to Exhibit 10.2 of Support.com’s current report on Form 8-K filed on July 31, 2009).

10.14	Sublease Agreement with Nuance Communications, Inc. dated November 9, 2006 (incorporated by reference to Exhibit 10.1 of SupportSoft’s current report on form 8-K filed on November 15, 2006).

10.15

Professional Services Agreement between Office Depot and SupportSoft dated July 26, 2007 (incorporated by reference to Exhibit 10.1 of Support.com’s quarterly report on Form 10-Q filed on August 10, 2009).(1)

10.16

Change Order Number 1 to Office Depot Remote Service Program Description between SupportSoft and Office Depot effective as of October 8, 2008 (incorporated by reference to Exhibit 10.1(a) of Support.com’s quarterly report on Form 10-Q filed on August 10, 2009).(1)

10.17

Amendment No. 1 to the Professional Services Agreement between Office Depot and SupportSoft dated October 1, 2008 (incorporated by reference to Exhibit 10.1(b) of Support.com’s quarterly report on Form 10-Q filed on August 10, 2009).(1)

10.18

Amendment No. 2 to the Professional Services Agreement between Office Depot and SupportSoft effective as of June 3, 2009 (incorporated by reference to Exhibit 10.1(c) of Support.com’s quarterly report on Form 10-Q filed on August 10, 2009).(1)

10.19

Amendment No. 3 to the Professional Services Agreement between Office Depot and SupportSoft effective as of July 8, 2009 (incorporated by reference to Exhibit 10.1(d) of Support.com’s quarterly report on Form 10-Q filed on August 10, 2009).(1)

10.20

Amendment No. 4 to the Professional Services Agreement between Office Depot and SupportSoft effective as of August 27, 2009 (incorporated by reference to Exhibit 10.1 of Support.com’s quarterly report on Form 10-Q filed on November 5, 2009).(1)

10.21*	Form of Stock Option Grant Notification for Officers and Employees (incorporated by reference to Exhibit 10.1(a) of Support.com’s quarterly report on Form 10-Q filed on November 5, 2009).

10.22

Asset Purchase Agreement, dated December 7, 2009, by and among SDC Software, Inc., Xeriton, Inc., David W. Plummer and Nicole Plummer (incorporated by reference to Exhibit 10.1 of Support.com’s current report on Form 8-K filed on December 8, 2009).

Exhibit	Description of Document

21.1	Subsidiaries of Support.com, Inc.

23.1	Consent of Independent Registered Public Accounting Firm

24.1	Power of Attorney (see the signature page of this Form 10-K)

31.1	Chief Executive Officer Section 302 Certification.

31.2	Chief Financial Officer Section 302 Certification.

32.1	Statement of the Chief Executive Officer under 18 U.S.C. § 1350(2)

32.2	Statement of the Chief Financial Officer under 18 U.S.C. § 1350(2)

*	Denotes an executive or director compensation plan or arrangement.

(1)	Confidential treatment has been requested for portions of this exhibit.

(2)	The material contained in Exhibit 32.1 and 32.2 shall not be deemed “filed” with the SEC and is not to be incorporated by reference into any filing of the Company under the Securities Act of 1933 or the Securities Exchange Act of 1934, whether made before or after the date hereof irrespective of any general incorporation language contained in such filing, except to the extent that the registrant specifically incorporates it by reference.

(c)	Financial Statement Schedules.

No schedules have been filed because the information required to be set forth therein is not applicable or is shown in the financial statements or related notes included as part of this report.

SIGNATURES

Pursuant to the requirements of the Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on this 12th day of March, 2010.

SUPPORT.COM, INC.

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

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated:

Signature	Title	Date

/s/ JOSHUA PICKUS Joshua Pickus	Chief Executive Officer and President (Principal Executive Officer)	March 12, 2010

/s/ SHELLY SCHAFFER Shelly Schaffer	Chief Financial Officer and Executive Vice President of Finance and Administration (Principal Financial and Accounting Officer)	March 12, 2010

/s/ KEVIN C. EICHLER Kevin C. Eichler	Chairman of the Board of Directors	March 12, 2010

/s/ SHAWN FARSHCHI Shawn Farshchi	Director	March 12, 2010

/s/ MARK FRIES Mark Fries	Director	March 12, 2010

/s/ MICHAEL LINTON Michael Linton	Director	March 12, 2010

/s/ J. MARTIN O’MALLEY J. Martin O’Malley	Director	March 12, 2010

/s/ JIM STEPHENS Jim Stephens	Director	March 12, 2010

EXHIBIT INDEX

Exhibit	Description of Document
2.1

Asset Purchase Agreement, by and between SupportSoft, Inc. and Consona Corporation, dated as of April 5, 2009 (incorporated by reference to Exhibit 2.1 of SupportSoft’s current report on Form 8-K filed on April 6, 2009).

3.1	Restated Certificate of Incorporation, as amended (incorporated by reference to Exhibit 3.1 of Support.com’s annual report on Form 10-K for the year ended December 31, 2001).

3.2

Certificate of Amendment to the Company’s Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibt 3.1 of Support.com’s current report on Form 8-K filed on June 23, 2009).

3.3	Amended and Restated Bylaws (incorporated by reference to Exhibit 3.2 of Support.com’s current report on Form 8-K filed on October 27, 2009).

4.1	Form of Common Stock Certificate (incorporated by reference to Exhibit 4.1 of Support.com’s quarterly report on Form 10-Q for the quarter ended June 30, 2002).

10.1*

Registrant’s Amended and Restated 1998 Stock Option Plan (incorporated by reference to Exhibit 10.1 of Amendment No. 1 to Support.com’s registration statement on Form S-1 (File No. 333-30674) filed on March 9, 2000).

10.2*

Registrant’s 2000 Omnibus Equity Incentive Plan (incorporated by reference to Exhibit 10.2 of Amendment No. 8 to Support.com’s registration statement on Form S-1 (File No. 333-30674) filed on July 13, 2000).

10.3*	Registrant’s 2000 Amended and Restated Employee Stock Purchase Plan (incorporated by reference to Exhibit 10.1 of Support.com’s quarterly report on Form 10-Q filed on August 4, 2006).

10.4*	Form of Directors’ and Officers’ Indemnification Agreement (incorporated by reference to Exhibit 10.4 registration statement on Form S-1 (File No. 333-30674) filed on February 18, 2000).

10.5*

Amended and Restated Employment Agreement, dated December 23, 2008, by and between the registrant and Josh Pickus, as amended on July 30, 2009 (incorporated by reference to Exhibit 10.2 of Support.com’s current report filed on Form 8-K on July 31, 2009).

10.6*

Amended and Restated Employment Agreement dated October 27, 2008, by and between registrant and Michael Sayer, as amended on April 6, 2009 (incorporated by reference to Exhibit 10.1 of SupportSoft’s current report on Form 8-K filed on April 6, 2009).

10.7*

Employment Offer Letter dated as of January 29, 2008, as amended on July 30, 2009, by and between the Registrant and Shelly Schaffer (incorporated by reference to Exhibit 10.3 of SupportSoft’s current report on Form 8-K filed on July 31, 2009).

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

10.10*	Support.com, Inc. Executive Incentive Compensation Incentive Plan (incorporated by reference to Exhibit 10.2 of Support.com’s current report on Form 8-K filed on February 4, 2008).

10.11*	Support.com, Inc. Amended and Restated Executive Incentive Compensation Incentive Plan (incorporated by reference to Exhibit 10.2 of SupportSoft’s current report on Form 8-K filed on August 1, 2008).

Exhibit	Description of Document

10.12*

Support.com, Inc. Amended and Restated Executive Incentive Compensation Incentive Plan (incorporated by reference to Exhibit 10.2 of SupportSoft’s current report on Form 8-K filed on February 11, 2009).

10.13*	Support.com, Inc. Amended and Restated Executive Incentive Compensation Incentive Plan (incorporated by reference to Exhibit 10.2 of Support.com’s current report on Form 8-K filed on July 31, 2009).

10.14	Sublease Agreement with Nuance Communications, Inc. dated November 9, 2006 (incorporated by reference to Exhibit 10.1 of SupportSoft’s current report on form 8-K filed on November 15, 2006).

10.15

Professional Services Agreement between Office Depot and SupportSoft dated July 26, 2007 (incorporated by reference to Exhibit 10.1 of Support.com’s quarterly report on Form 10-Q filed on August 10, 2009).(1)

10.16

Change Order Number 1 to Office Depot Remote Service Program Description between SupportSoft and Office Depot effective as of October 8, 2008 (incorporated by reference to Exhibit 10.1(a) of Support.com’s quarterly report on Form 10-Q filed on August 10, 2009).(1)

10.17

Amendment No. 1 to the Professional Services Agreement between Office Depot and SupportSoft dated October 1, 2008 (incorporated by reference to Exhibit 10.1(b) of Support.com’s quarterly report on Form 10-Q filed on August 10, 2009).(1)

10.18

Amendment No. 2 to the Professional Services Agreement between Office Depot and SupportSoft effective as of June 3, 2009 (incorporated by reference to Exhibit 10.1(c) of Support.com’s quarterly report on Form 10-Q filed on August 10, 2009).(1)

10.19

Amendment No. 3 to the Professional Services Agreement between Office Depot and SupportSoft effective as of July 8, 2009 (incorporated by reference to Exhibit 10.1(d) of Support.com’s quarterly report on Form 10-Q filed on August 10, 2009).(1)

10.20

Amendment No. 4 to the Professional Services Agreement between Office Depot and SupportSoft effective as of August 27, 2009 (incorporated by reference to Exhibit 10.1 of Support.com’s quarterly report on Form 10-Q filed on November 5, 2009).(1)

10.21*	Form of Stock Option Grant Notification for Officers and Employees (incorporated by reference to Exhibit 10.1(a) of Support.com’s quarterly report on Form 10-Q filed on November 5, 2009).

10.22

Asset Purchase Agreement, dated December 7, 2009, by and among SDC Software, Inc., Xeriton, Inc., David W. Plummer and Nicole Plummer (incorporated by reference to Exhibit 10.1 of Support.com’s current report on Form 8-K filed on December 8, 2009).

21.1	Subsidiaries of Support.com, Inc.

23.1	Consent of Independent Registered Public Accounting Firm

24.1	Power of Attorney (see the signature page of this Form 10-K)

31.1	Chief Executive Officer Section 302 Certification.

31.2	Chief Financial Officer Section 302 Certification.

32.1	Statement of the Chief Executive Officer under 18 U.S.C. § 1350(2)

32.2	Statement of the Chief Financial Officer under 18 U.S.C. § 1350(2)

*	Denotes an executive or director compensation plan or arrangement.

(1)	Confidential treatment has been requested for portions of this exhibit.

(2)	The material contained in Exhibit 32.1 and 32.2 shall not be deemed “filed” with the SEC and is not to be incorporated by reference into any filing of the Company under the Securities Act of 1933 or the Securities Exchange Act of 1934, whether made before or after the date hereof irrespective of any general incorporation language contained in such filing, except to the extent that the registrant specifically incorporates it by reference.