Form 10-Q
period 2010-03-31
Support.com, Inc.
filed 2010-05-07
CIK 1104855

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2010

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

On April 30, 2010, 46,667,911 shares of the Registrant’s Common Stock, $0.0001 par value, were outstanding.

SUPPORT.COM, INC.

FORM 10-Q

QUARTERLY PERIOD ENDED MARCH 31, 2010

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

SUPPORT.COM, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands)

	March 31, 2010	December 31, 2009
	(Unaudited)	(1)
ASSETS
Current assets:
Cash and cash equivalents	$23,535	$23,547
Short-term investments	55,590	56,488
Auction-rate securities put option	817	1,289
Accounts receivable, net	3,315	3,190
Prepaid expenses and other current assets	1,438	1,252

Total current assets	84,695	85,766
Long-term investments	3,422	3,444
Property and equipment, net	429	447
Goodwill	10,181	10,171
Purchased technology, net	288	309
Intangible assets, net	1,352	1,450
Other assets	390	372

Total assets	$100,757	$101,959

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$107	$99
Accrued compensation	1,489	745
Other accrued liabilities	3,891	3,045
Deferred revenue	1,161	726

Total current liabilities	6,648	4,615
Other long-term liabilities	977	992

Total Liabilities	7,625	5,607

Commitments and contingencies
Stockholders’ equity:
Common stock	5	5
Additional paid-in capital	222,711	221,822
Accumulated other comprehensive loss	(1,184)	(1,233)
Accumulated deficit	(128,400)	(124,242)

Total stockholders’ equity	93,132	96,352

Total liabilities and stockholders’ equity	$100,757	$101,959

(1)	Derived from the December 31, 2009 audited Consolidated Financial Statements included in the Annual Report on Form 10-K, as filed with the Securities and Exchange Commission on March 12, 2010.

See accompanying notes.

SUPPORT.COM, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share amounts)

(Unaudited)

	Three Months Ended March 31,
	2010	2009
Revenue:
Services	$6,730	$3,552
Software and other	3,129	62

Total revenue	9,859	3,614

Cost of revenue:
Cost of services	5,484	4,373
Cost of software and other	348	—

Total cost of revenue	5,832	4,373
Gross profit (loss)	4,027	(759)

Operating expenses:
Research and development	1,343	1,698
Sales and marketing	3,971	2,051
General and administrative	2,952	3,598
Amortization of intangible assets	88	42

Total operating expenses	8,354	7,389

Loss from operations	(4,327)	(8,148)
Interest income (expense) and other, net	186	(302)

Loss from continuing operations, before income taxes	(4,141)	(8,450)
Income tax provision	12	4

Loss from continuing operations, after income taxes	(4,153)	(8,454)
Income (loss) from discontinued operations, after income taxes	(5)	1,058

Net loss	$(4,158)	$(7,396)

Basic and diluted earnings per share:
Loss from continuing operations	$(0.09)	$(0.18)
Income (loss) from discontinued operations	(0.00)	0.02

Basic and diluted net loss per share	$(0.09)	$(0.16)

Shares used in computing basic and diluted net loss per share	46,470	46,330

See accompanying notes.

SUPPORT.COM, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(Unaudited)

	Three Months Ended March 31,
	2010	2009
Operating Activities:
Net loss	$(4,158)	$(7,396)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation	91	210
Write-off of fixed assets	—	41
Amortization of premiums and discounts on investments	185	(19)
Amortization of purchased technology	21	69
Amortization of intangible assets	88	42
Realized loss on auction-rate securities put option re-valuation	472	2,111
Realized gain on auction-rate securities	(472)	(1,893)
Stock-based compensation	855	1,188
Changes in assets and liabilities:
Accounts receivable, net	(125)	2,780
Prepaid expenses and other current assets	(186)	217
Other long-term assets	(8)	(42)
Accounts payable	10	(562)
Accrued compensation	749	(198)
Other accrued liabilities	856	(628)
Other long-term liabilities	(15)	160
Deferred revenue	435	(1,703)

Net cash used in operating activities	(1,202)	(5,623)

Investing Activities:
Purchases of property and equipment	(72)	(19)
Purchases of investments	(11,512)	(2,993)
Sales of investments	2,400	—
Maturities of investments	10,340	6,800

Net cash provided by investing activities	1,156	3,788

Financing Activities:
Proceeds from issuances of common stock	34	258

Net cash provided by financing activities	34	258

Net increase (decrease) in cash and cash equivalents	(12)	(1,577)
Effect of exchange rate changes on cash and cash equivalents	0	(33)
Cash and cash equivalents at beginning of period	23,547	64,306

Cash and cash equivalents at end of period	$23,535	$62,696

Supplemental schedule of cash flow information:
Income taxes paid	$55	$45

See accompanying notes.

SUPPORT.COM, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 1. Significant Accounting Policies

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements include the accounts of Support.com, Inc. (the “Company” or “Support.com”) and its wholly owned subsidiaries. All intercompany balances and transactions have been eliminated. The balance sheet as of March 31, 2010 and the statements of operations for the three months ended March 31, 2010 and 2009 and cash flows for the three months ended March 31, 2010 and 2009 are unaudited. In the opinion of management, these unaudited interim condensed consolidated financial statements reflect all adjustments (consisting of normal recurring adjustments) that are necessary for a fair presentation of the results for, and as of, the periods shown. The results of operations for such periods are not necessarily indicative of the results expected for the full fiscal year or for any future period. The condensed consolidated balance sheet information as of December 31, 2009 is derived from audited financial statements as of that date. These unaudited interim condensed consolidated financial statements should be read with the consolidated financial statements and related notes included in the Company’s Annual Report on Form 10-K, filed with the Securities and Exchange Commission on March 12, 2010.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. The accounting estimates that require management’s most significant, difficult and subjective judgments include accounting for revenue recognition, fair value measurements, fair value estimates – auction-rate securities (“ARS”) put option, business combinations – purchase accounting, accounting for goodwill and other intangible assets, stock-based compensation and accounting for income taxes. Actual results could differ materially from these estimates.

Reclassifications

Certain amounts in the condensed consolidated financial statements and accompanying notes for the prior period have been reclassified to conform to the current period’s presentation. On June 23, 2009 the Company completed the sale of its Enterprise business. As a result, certain costs historically allocated to our previously reported operating segments, i.e., the Enterprise and Consumer operating segments, have been reclassified to general and administrative operating costs of the continuing operations. On December 7, 2009 we acquired substantially all of the assets of Xeriton, Inc. and began to report software and other revenues and cost of revenues on our condensed consolidated financial statements. Following this change in presentation, certain royalty revenues previously reported in the services line have been reclassified to software and other. Net operating results have not been affected by these reclassifications.

Subsequent Events Evaluation

In accordance with Accounting Standard Codification (“ASC”) 855 (formerly, Financial Standards Accounting Board, “FASB” 165, Subsequent Events), management has reviewed and evaluated material subsequent events through the filing date of the Company’s Form 10Q for the period ended March 31, 2010. All appropriate subsequent event disclosures, if any, have been made in the notes to our condensed consolidated financial statements.

SUPPORT.COM, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

Revenue Recognition

For all transactions, we recognize revenue only when all of the following criteria are met:

•	Persuasive evidence of an arrangement exists;

•	Delivery has occurred;

•	Collection is considered probable; and

•	The fees are fixed or determinable.

We consider all arrangements with payment terms longer than 90 days not to be fixed or determinable. If the fee is considered not to be fixed or determinable, revenue is recognized as payment becomes due from the customer.

Services Revenue

Services revenues are comprised primarily of fees for technology support services, including the set-up, protection, optimization and repair of new and existing computers as well as peripheral devices. We provide these services remotely, using work-from-home personal technology experts who utilize our proprietary technology to deliver the services.

We provide services to consumers and small businesses, either through our channel partners (which include brick and mortar and online retailers, anti-virus providers, PC/consumer electronics (“PC/CE”) manufacturers, internet service providers (“ISP’s”), and others) or directly via our website (www.support.com). We transact with customers via reseller programs, referral programs and direct transactions. In reseller programs, the channel partner generally executes the financial transactions with the consumer and pays a fee to us which we recognize as revenue when the service is provided. In referral programs, we transact with the consumer directly and pay a referral fee to the referring party. In such instances, since we are the transacting party and bear substantially all risks associated with the transaction, we record the gross amount of revenue. In direct-to-consumer transactions, we sell directly to the consumer at the retail price.

Our services are of three types for revenue recognition purposes:

•

Incident-Based Services—Customers purchase a discrete, one-time service. Revenue recognition occurs at the time of service delivery. Fees paid for services sold but not yet delivered are recorded as deferred revenue and recognized at the time of service delivery.

•

Subscriptions—Customers purchase subscriptions or “service plans” under which certain services are provided over a fixed subscription period. Revenues for subscriptions are recognized ratably using the daily convention over the respective subscription periods.

•

Service Cards / Gift Cards—Customers purchase a service card and/or gift card, which entitles the cardholder to redeem a certain service at a time of their choosing. For these sales, revenue is deferred until the card has been redeemed and the service has been rendered.

Channel partners are generally invoiced monthly. Fees from consumers via referral programs and direct transactions are generally paid with a credit card at the time of sale. Revenue is recognized net of any applicable sales tax.

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

Software and Other Revenue

Software and other revenue is comprised primarily of fees for software products provided through direct consumer downloads and, to a lesser extent, through the sale of this software via channel partners. Our software is sold to consumers as a perpetual license. We act as the primary obligor and generally control fulfillment, pricing, product requirements, and collection risk and therefore we recognize revenues using the gross method. We provide a limited amount of free technical support assistance to customers. We do not defer the recognition of any revenue associated with sales of these products, since the cost of providing this free technical support is insignificant. The technical support is generally provided within one year after the associated revenue is recognized and free product enhancements are minimal and infrequent. Other revenue consists primarily of revenue generated through partners advertising to our customer base in various forms, including toolbar advertising, email marketing, and free trial offers. We recognize other revenue as it is earned.

SUPPORT.COM, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

Cash, Cash Equivalents and Investments

All liquid instruments with an original maturity at the date of purchase of ninety days or less are classified as cash equivalents. Cash equivalents and short-term investments consist primarily of money market funds, commercial paper, U.S government agency securities, corporate and municipal bonds and auction-rate securities (“ARS”) held with UBS, which have a put option exercisable within one year. Long-term investments consist of other ARS positions not held with UBS. Other than the ARS held with UBS, our cash equivalents and short-term investments are classified as available-for-sale, and are reported at fair value with unrealized gains/losses (when deemed to be temporary) included in accumulated other comprehensive income within stockholders’ equity in the condensed consolidated balance sheets. We recorded net unrealized losses on our available-for-sale securities of $40,000 and $61,000 at March 31, 2010 and December 31, 2009, respectively. The ARS held with UBS are classified as trading securities and are reported at fair value with realized gains/losses included in interest income (expense) and other, net in the consolidated statements of operations. We have designated all long-term investments as available-for-sale and they are therefore reported at fair value, with unrealized gains and losses recorded in accumulated other comprehensive income. For the three months ended March 31, 2010, we recorded a realized loss of $472,000 on re-valuation of the ARS put option, offset with a realized gain of $472,000 on the ARS held with UBS, for a net realized loss of zero. For the three months ended March 31, 2009, we recorded a realized loss of $2.1 million on re-valuation of the ARS put option, offset with a realized gain of $1.9 million on the auction-rate securities held with UBS, for a net realized loss of $218,000.

We monitor our investments for impairment on a quarterly basis and determine whether a decline in fair value is other-than-temporary by considering factors such as current economic and market conditions, the credit rating of the security’s issuer, the length of time an investment’s fair value has been below our carrying value, our intent to sell the security and our belief that we will not be required to sell the security before the recovery of our amortized cost. If an investment’s decline in fair value is deemed to be other-than-temporary, we reduce its carrying value to its estimated fair value, as determined based on quoted market prices or liquidation values. Declines in value judged to be other-than-temporary, if any, are recorded in operations as incurred. At March 31, 2010, we evaluated our unrealized gains/losses on available-for-sale securities, the majority of which are from the long-term ARS, and determined them to be temporary. The long-term investments have been in continuous unrealized loss positions for more than 12 months. We currently do not intend to sell these securities with unrealized losses and we concluded that we will not be required to sell these securities before the recovery of our amortized cost basis.

The following is a summary of cash, cash equivalents and investments at March 31, 2010 and December 31, 2009 (in thousands):

As of March 31, 2010	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Gross Realized Losses	Fair Value
Cash	$8,589	$—	$—	$—	$8,589
Money market funds	12,947	—	—	—	12,947
Certificates of deposit	960	—	—	—	960
Agency Bonds	1,500	—	0	—	1,500
Corporate Bonds	22,568	8	(27)	—	22,549
Corporate Notes	7,143	58	—	—	7,201
Commercial Paper	4,996	—	—	—	4,996
Treasuries	1,000	—	—	—	1,000
Auction-rate securities (1)	23,700	—	(78)	(817)	22,805

	$83,403	$66	$(105)	$(817)	$82,547

Classified as:
Cash and cash equivalents	$23,535	$—	$—	$—	$23,535
Short-term investments	56,368	66	(27)	(817)	55,590
Long-term investments	3,500	—	(78)	—	3,422

	$83,403	$66	$(105)	$(817)	$82,547

(1)	In addition to the fair value of our auction-rate securities holdings, we hold the auction-rate securities put option, which is classified as a short-term asset valued at $817,000 as of March 31, 2010. At March 31, 2010, the fair value of cash, cash equivalents, investments and the auction-rate securities put option was $83.4 million.

SUPPORT.COM, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

As of December 31, 2009	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Gross Realized Losses	Fair Value
Cash	$3,429	$—	$—	$—	$3,429
Money market fund	20,118	—	—	—	20,118
Certificates of deposit	1,200	—	—	—	1,200
Agency bonds	3,500	2	(1)	—	3,501
Commercial paper	7,895	1	(0)	—	7,896
Corporate bonds	12,384	27	(7)	—	12,404
Corporate notes	8,203	73	—	—	8,276
U.S. government agency securities	4,000	0	—	—	4,000
Auction-rate securities(1)	24,100	—	(156)	(1,289)	22,655	(1)

	$84,829	$103	$(164)	$(1,289)	$83,479	(1)

Classified as:
Cash and cash equivalents	$23,547	$—	$—	$—	$23,547
Short-term investments	57,682	103	(8)	(1,289)	56,488
Long-term investments	3,600	—	(156)	—	3,444

	$84,829	$103	$(164)	$(1,289)	$83,479	(1)

(1)	In addition to the fair value of our auction-rate securities holdings, we hold the auction-rate security put option, which is classified as a short-term asset valued at $1.3 million as of December 31, 2009. At December 31, 2009, the fair value of cash, cash equivalents, investments and the auction-rate security put option was $84.8 million.

At March 31, 2010 and December 31, 2009 we had investments in AAA-rated ARS with various state student loan authorities with estimated fair values aggregating $22.8 million and $22.7 million, respectively. The student loans made by these authorities are substantially guaranteed by the federal government through the Federal Family Education Loan Program (FFELP). ARS are long-term floating rate bonds tied to short-term interest rates. After the initial issuance of the securities, the interest rate on the securities is reset periodically, at intervals established at the time of issuance (e.g., every seven days, twenty-eight days, thirty-five days, or every six months), based on market demand, if the auctions are successful. ARS are bought and sold in the marketplace through a competitive bidding process often referred to as a “Dutch auction.” If there is insufficient interest in the securities at the time of an auction, the auction may not be completed and the ARS then pays a default interest rate. Following such a failed auction, we cannot access our funds that are invested in the corresponding ARS until a future auction of these investments is successful, new buyers express interest in purchasing these securities in between reset dates, issuers establish a different form of financing to replace these securities or final payments become due according to contractual maturities. Commencing in February 2008, conditions in the global credit markets resulted in failed auctions for all of the ARS we held. In the near term, our ability to liquidate our investments in ARS or fully recover the carrying values may be limited or not exist.

In August 2008, UBS, the broker-dealer for most of our ARS, announced a settlement under which it has offered to provide liquidity solutions for, or purchase, the ARS held by its institutional clients. In October 2008, UBS extended an offer to us to sell our eligible ARS at par value back to UBS beginning June 30, 2010 through July 2, 2012. We believe that all of the UBS ARS we hold qualify as “eligible” for purposes of the UBS rights offer. Under the offer, UBS will have sole discretion without prior notice to us, to sell our eligible ARS and return par value to us from June 30, 2010 through July 2, 2012. In November 2008, we elected to accept the offer from UBS, which gives us the option to sell back to UBS a total of $20.2 million of our ARS at par value at any time from June 30, 2010 through July 2, 2012. Upon our acceptance of the UBS rights offer, we elected to value the ARS put option at fair value. Please refer to “Auction-Rate Securities Put Option” below for additional information regarding the ARS put option. Because we have accepted the UBS offer, we have elected to record a one-time transfer of our UBS ARS from available-for-sale to trading securities on our balance sheet. The transfer from available-for-sale to trading securities on our balance sheet reflects management’s intent to exercise its ARS put option during the period June 30, 2010 to July 2, 2012. During the quarter ended March 31, 2010, we recorded a gain of $472,000 to adjust the value of the UBS ARS to fair value which was offset by a loss of $472,000 on our ARS put option. We classified the UBS ARS and ARS put option in current assets in our condensed consolidated balance sheet as of March 31, 2010 because the ARS put option is now exercisable within one year. During the quarter ended March 31, 2009, we recorded a gain of $1.9 million to adjust the value of the UBS ARS to fair value and a loss of $2.1 million on ARS put option for a net realized loss of $218,000 in interest income (expense) and other, net, in our condensed consolidated statement of operations. Further changes in the value of the UBS auction-rate securities will also be recorded on our condensed consolidated statement of operations in this manner.

SUPPORT.COM, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

Fair value for all ARS, including both the UBS securities classified as trading securities and the other ARS classified as available-for-sale, was based on a discounted cash flow valuation that takes into account a number of factors including the weighted average remaining term (WART) of the underlying securities, the expected return, and the discount rate. The actual WART from servicing reports was used where available. For securities where the actual WART was not available an estimate based on other securities held was used. The expected return was calculated based on the last twelve months average for the 91 day U.S., treasury bill plus a spread. The discount rate was calculated using the 3-month LIBOR rate plus adjustments for the security type. Changes in any of the above estimates, especially the weighted average remaining term or the discount rate, could result in a material change to the fair value. At March 31, 2010, all ARS were classified as Level 3 assets. Presently we have determined the decline in value for the available-for-sale ARS to be temporary because i) we have no current intent to sell these securities, and we believe that we will not be required to sell these securities before the recovery of its amortized cost due to our current cash, cash equivalents, and other investment balances; ii) through March 31, 2010 all of the securities have maintained AAA credit ratings; and iii) loans made by the issuers are backed by the federal government.

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

Auction-Rate Securities Put Option

In November 2008, we signed a Rights Agreement with UBS concerning the disposition of our ARS. The UBS agreement gives us the right to sell our ARS back to UBS, at par value, from June 30, 2010 through July 2, 2012. Prior to June 30, 2010, UBS has the right to sell our ARS holdings at any time, and return par value to us. The put option we hold for the period from June 30, 2010 through July 2, 2012 represents a freestanding financial instrument for accounting purposes. As noted above, we elected to value this put option at fair value. As such, we recognized the value of the put option as an asset with the corresponding gain recorded in earnings. Fair value was determined using a “with and without” approach based on a discounted cash flow valuation comparing the value of the ARS with the put option and without it. We took into account the same factors as those used to value the ARS noted above, adjusted to account for differences in cash flow timing and UBS credit risk. The value of the put option was recorded in interest income and expense, net, on our consolidated statement of operations in November 2008 when we elected to accept the put option from UBS. The value of the ARS put option on our condensed consolidated balance sheet at March 31, 2010 and December 31, 2009 was $817,000 and $1.3 million, respectively. During the quarter ended March 31, 2010, we recorded a gain of $472,000 to adjust the value of the UBS ARS to fair value offset by a recorded loss of $472,000 to reflect a corresponding decrease in the fair value of the ARS put option. During the quarter ended March 31, 2009 we recorded a realized loss of $2.1 million on the ARS put option-revaluation, offset with a realized gain of $1.9 million on the ARS held with UBS, for a net realized loss of $218,000. Because the ARS put option represents a freestanding financial instrument and is valued separately taking into account adjustments to the factors used to value the related ARS, its value may not fully offset the realized losses on the related ARS in every reporting period. In any period in which a change in value of our ARS put option does not fully offset a change in the value of our UBS ARS, or vice versa, our consolidated statement of operations will be impacted.

SUPPORT.COM, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

As of March 31, 2010, our UBS ARS are presented as short-term investments on our condensed consolidated balance sheet, while the value of the ARS put option is presented separately in current assets. The ARS put option is not a traditional put option in that it is non-transferable, non-assignable and not available for trade in any financial market. If UBS has insufficient funding to fulfill its obligation to buy back the ARS pursuant to the terms of the Rights Agreement, or if UBS goes bankrupt or liquidates before it is required to buy back our ARS, then we may never recover any value with respect to the put option or the UBS ARS and we may incur further losses in our consolidated statement of operations with respect thereto.

The Rights Agreement also includes a right for us to borrow money from UBS at no net cost for up to the amount of the par value of our eligible ARS. The loan option under the Rights Agreement is available until June 30, 2010. As of March 31, 2010 and December 31, 2009, we had not exercised our right to obtain a loan from UBS.

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

SUPPORT.COM, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

In accordance with ASC 820, the following table represents our fair value hierarchy for our financial assets (cash equivalents and investments) and the UBS put contract measured at fair value on a recurring basis as of March 31, 2010 and December 31, 2009 (in thousands):

As of March 31, 2010	Level 1	Level 2	Level 3	Total
Cash	$8,589	$—	$—	$8,589
Money market funds	12,947	—	—	12,947
Certificates of Deposit	960	—	—	960
Agency Bonds	—	1,500	—	1,500
Corporate Bonds	—	22,549	—	22,549
Corporate Notes	—	7,201	—	7,201
Commercial paper	—	4,996	—	4,996
Treasuries	—	1,000	—	1,000
Auction-rate securities	—	—	22,805	22,805
Auction-rate securities put option	—	—	817	817

Total	$22,496	$37,246	$23,622	$83,364

As of December 31, 2009	Level 1	Level 2	Level 3	Total
Cash	$3,429	$—	$—	$3,429
Money market funds	21,318	—	—	21,318
Agency bonds	—	3,501	—	3,501
Commercial paper	—	7,896	—	7,896
Corporate bonds	—	12,404	—	12,404
Corporate notes	—	8,276	—	8,276
U.S government agency securities	—	4,000	—	4,000
Auction-rate securities	—	—	22,655	22,655
Auction-rate securities put option	—	—	1,289	1,289

Total	$24,747	$36,077	$23,944	$84,768

Level 2 securities are priced using quoted market prices for similar instruments, nonbinding market prices that are corroborated by observable market data, or discounted cash flow techniques. There have been no transfers between Level 1 and Level 2 measurements during the three months ended March 31, 2010.

Level 3 assets consist of ARS with various state student loan authorities and the ARS put option. Beginning in February 2008, all auctions for the ARS have failed. Based on the continued failure of these auctions and the underlying maturities of the securities, we continue to classify our non-UBS holdings as long-term assets. Based on our ability to exercise the UBS ARS put option beginning June 30, 2010, we have classified our UBS ARS holdings as current assets on our balance sheet. The fair value of the auction-rate securities as of March 31, 2010 and December 31, 2009 was estimated by management.

The following table provides a summary of changes in fair value of our Level 3 financial assets as of March 31, 2010 and 2009 (in thousands):

	Three Months Ended March 31, 2010
	Auction-Rate Securities	Auction-Rate Securities Put Option
Beginning balance at December 31, 2009	$22,655	$1,289
Transfer into Level 3	—	—
Sales	(300)	—
Total gains/(losses):
Included in interest income (expense) and other, net	472	(472)
Included in other comprehensive income	(22)	—

Ending balance at March 31, 2010	$22,805	$817

SUPPORT.COM, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

	Three Months Ended March 31, 2009
	Auction-Rate Securities	Auction-Rate Securities Put Option
Beginning balance at December 31, 2008	$15,766	$7,148
Transfer into Level 3	—	—
Total gains/(losses):
Included in interest income (expense) and other, net	1,893	(2,111)
Included in other comprehensive income	557	—

Ending balance at March 31, 2009	$18,216	$5,037

Concentrations of Credit Risk

Financial instruments that potentially subject us to concentrations of credit risk consist principally of cash equivalents, investments and trade accounts receivable. Our investment portfolio consists of investment grade securities. Except for obligations of the United States government and securities issued by agencies of the United States government, we diversify our investments by limiting our holdings with any individual issuer. We are exposed to credit risks in the event of default by the issuers to the extent of the amount recorded on the balance sheet. At March 31, 2010, we held approximately $22.8 million of AAA-rated student loan auction-rate debt securities. See the Cash, Cash Equivalents and Investments section of this Note 1 to the condensed consolidated financial statements for more information.

The credit risk in our trade accounts receivable is mitigated by our credit evaluation process and reasonably short payment terms. At March 31, 2010 and December 31, 2009 Office Depot accounted for 75% and 80%, respectively, of our total accounts receivable. No other customers accounted for 10% or over of our total accounts receivable.

For the three months ended March 31, 2010 and 2009, Office Depot accounted for 52% and 90% of our total revenue. There were no other customers accounted for 10% or more of total revenue.

Trade Accounts Receivable and Allowance for Doubtful Accounts

Trade accounts receivable are recorded at the invoiced amount. We perform evaluations of our customers’ financial condition and generally do not require collateral. We make judgments as to our ability to collect outstanding receivables and provide allowances for a portion of receivables when collection becomes doubtful. Provisions are made based upon a specific review of all significant outstanding invoices. For those invoices not specifically provided for, provisions are recorded at differing rates, based upon the age of the receivable. In determining these percentages, we analyze our historical collection experience and current payment trends. The determination of past-due accounts is based on contractual terms. At March 31, 2010 and December 31, 2009, we had an allowance for doubtful accounts of $10,000 and $9,000, respectively.

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

SUPPORT.COM, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

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

Purchased Technology and Internal Use Software

We capitalize costs related to software that we license and incorporate into our product and service offerings or develop for internal use. In July 2009, we licensed source code for technology associated with remote computer access in the amount of $350,000. We recorded amortization expense related to this technology of $21,000 for the three months ended March 31, 2010. In addition, as of March 31, 2010, we are carrying $64,000 of capitalized costs incurred during the development of software for internal use. This software is not yet implemented. We will amortize this cost over the useful life of this software once it is placed into service.

Accounting for Goodwill and Other Intangible Assets

We assess the impairment of goodwill annually or more often if events or changes in circumstances indicate that the carrying value may not be recoverable. We perform our annual impairment test on September 30 each year. An impairment loss would be recognized if the fair value of the reporting unit is less than the carrying value of the reporting unit’s net assets on the date of the evaluation. The estimate of cash flow is based upon, among other things, certain assumptions about expected future operating performance and an appropriate discount rate determined by our management. Our estimates of discounted cash flows may differ from actual cash flows due to, among other things, economic conditions, changes to the business model or changes in operating performance. If our estimates were to change, our assessment of goodwill impairment could change and could result in write-downs of goodwill, which would be reflected by charges to our operating results for any period presented.

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

SUPPORT.COM, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

For the three months ended March 31, 2010, options to acquire 571,000 shares of our common stock were granted. For the three months ended March 31, 2009, no stock options were granted. In the second quarter of 2009 we sold our Enterprise business to Consona. This sale qualified as the sale of “substantially all the assets of the business,” and according to the terms of our Employee Stock Purchase Plan (ESPP), such a sale automatically terminated the ESPP. In the first quarter of 2009, prior to the sale of the Enterprise business, there was a purchase made through the Purchase Plan and the related stock compensation expense for the year ended December 31, 2009 was insignificant. The fair value of the stock options granted to employees was estimated using the following assumptions:

	Three Months Ended March 31,
	2010	2009
Stock Option Plan:
Risk-free interest rate	2.12%	N/A
Expected term	3.59	N/A
Volatility	68.41%	N/A
Expected dividend	0%	N/A
Weighted average fair value	$1.34	N/A

Employee Stock Purchase Plan (ESPP):
Risk-free interest rate	N/A	0.4%
Expected term	N/A	0.5 years
Volatility	N/A	94.9%
Expected dividend	N/A	0%
Weighted average fair value	N/A	$0.78

We recorded the following stock-based compensation expense for the three months ended March 31, 2010 and 2009:

	Three Months Ended March 31,
	2010	2009
Stock option compensation expense recognized in:
Cost of consumer	$40	$34
Research and development	148	104
Sales and marketing	151	228
General and administrative	516	383

Total	855	749

ESPP compensation expense recognized in:
Cost of consumer	—	8
Research and development	—	5
Sales and marketing	—	3
General and administrative	—	4

Total	—	20

Stock-based compensation expense included in total costs and expenses	$855	$769

The following table represents stock option activity for the three months ended March 31, 2010:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value (in ‘000’s)
Outstanding options at December 31, 2009	10,679,057	$2.70	5.08	$2,559

Granted	571,300	$2.66

Exercised	(14,759)	$2.28

Forfeited	(155,955)	$2.94

Outstanding options at the end of the period	11,079,643	$2.69	4.95	$8,379

Options vested and expected to vest	10,862,992	$2.70	4.94	$8,189

Outstanding exercisable at the end of the period	2,829,466	$3.51	4.09	$1,134

SUPPORT.COM, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

The aggregate intrinsic value in the table above represents the total pre-tax intrinsic value that would have been received by the option holders had they all exercised their options on March 31, 2010. This amount changes based on the fair market value of our stock. During the three months ended March 31, 2010 and 2009, the aggregate intrinsic value of options exercised under our stock option plans was $42,000 and $180,000 respectively. Total fair value of options vested during the three months ended March 31, 2010 and 2009 was $863,000 and $1.2 million, respectively.

At March 31, 2010, there was $7.7 million of unrecognized compensation cost related to existing options outstanding which is expected to be recognized over a weighted average period of 2.8 years.

Net Loss Per Share

Basic net loss per share is computed using our net loss and the weighted average number of common shares outstanding during the reporting period. Diluted net loss per share is computed using our net loss and the weighted average number of common shares outstanding, including the effect from the potential issuance of common stock such as stock issuable pursuant to the exercise of stock options using the treasury stock method when dilutive. For the three months ended March 31, 2010 and 2009, the outstanding options were excluded from the computation of diluted net loss per share since their effect would have been anti-dilutive.

The following table sets forth the computation of basic and diluted net loss per share (in thousands, except per share amounts):

	Three months ended March 31,
	2010	2009
Net loss	$(4,158)	$(7,396)

Shares used in computing basic and diluted net loss per share	46,470	46,330

Basic and diluted net loss per share	$(0.09)	$(0.16)

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

We generally agree to indemnify our customers against legal claims that our software products infringe certain third-party intellectual property rights. As of March 31, 2010 and 2009, we have not been required to make any payment resulting from infringement claims asserted against our customers and have not recorded any related accruals.

Recent Accounting Pronouncements

In January 2010 the FASB issued ASU No. 2010-06, “Fair Value Measurements and Disclosures (Topic 820)—Improving Disclosures about Fair Value Measurements.” This update amends the disclosure requirements about fair value measurements in ASC Topic 820, “Fair Value Measurements and Disclosures.” ASU 2010-06 requires more robust disclosures about the different classes of assets and liabilities measured at fair value, the valuation techniques and inputs used, the activity in Level 3 fair value measurements, and the transfers between Levels 1, 2, and 3. ASU 2010-06 is effective for interim and annual reporting periods beginning after December 15, 2009. This update has no significant impact on our financial position, results of operations or cash flows.

SUPPORT.COM, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

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

Note 2. Comprehensive Loss

Comprehensive net income/loss includes the impact of foreign currency translation adjustments and changes in the fair value of available-for-sale securities. The following are the components of comprehensive loss (in thousands):

The following are the components of comprehensive loss (in thousands):

	Three months ended March 31,
	2010	2009
Net loss	$(4,158)	$(7,396)
Net unrealized gain on available-for-sale securities, net of income taxes	21	551
Foreign currency translation gain (loss), net of income taxes	28	(54)

Comprehensive loss	$(4,109)	$(6,899)

Income tax provision netted against unrealized gain (loss) on available-for-sale securities	$—	$—

Income tax provision (benefit) netted against foreign currency translation loss	$(25)	$(38)

Note 3. Discontinued Operations

Support.com, Inc., formerly SupportSoft, Inc., was founded as an enterprise software provider. In 2007, we launched a premium technology services business focused on consumers and, in 2008, reported two operating segments. The two segments were the Enterprise business (comprised of the enterprise software and related services businesses) and the Consumer business (comprised of the consumer services business). During the second quarter of 2009 we sold substantially all of the assets and transferred certain of the liabilities of our Enterprise business to Consona Corporation (“Consona”). The operations and cash flows of the disposed business have been completely eliminated from the ongoing operations, and in accordance with ASC 360 (formerly SFAS 131) have been presented as a discontinued operation as of June 23, 2009, and for all periods.

Operating results for the discontinued operation are listed below for the three months ended March 31, 2009:

Three Months Ended March 31, 2009
Revenue:
License	$807
Maintenance	3,668
Services	2,442

Total revenue	6,917

Cost and expenses:
Cost of license	110
Cost of maintenance	390
Cost of services	2,256
Research and development	433
Sales and marketing	2,568

Total costs and expenses	5,757

Income from discontinued operations, before income taxes	1,160
Taxes on discontinued operations	102

Income from discontinued operations, after income taxes	$1,058

SUPPORT.COM, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

Income (loss) from discontinued operations, before income taxes, represents the Enterprise Business’ historic segment reporting, including all directly attributable revenues and costs. These revenues and costs are consistent with prior reporting methodologies, but exclude all corporate costs, primarily facilities and information technology, which were previously allocated to the segment.

Tax expenses have been attributed to discontinued operations or continuing operations based on specific analysis for federal, state and international amounts. We recorded approximately $5,000 of income tax expense related to our discontinued operations in the quarter ended March 31, 2010. This tax expense is a result of additional foreign interest build netted against releases of previously booked tax reserves.

Note 4. Income Taxes

As a result of the sale of our Enterprise Business to Consona (see Note 3 for details), we are reporting all historical financial activity for that segment—including revenues, direct expenses, gain on sale, and the tax impact of the gain on the sale– as discontinued operations. The income tax provision reported in this footnote relates to the tax position of our continuing operations.

We recorded an income tax provision of $12,000 and $4,000 for the three months ended March 31, 2010 and 2009, respectively. These provisions primarily reflect tax expense associated with state income taxes and the benefit of federal refundable research and development credits.

As of March 31, 2010, our deferred tax assets are fully offset by a valuation allowance except in those jurisdictions where it is determined that a valuation allowance is not required. ASC 740 provides for the recognition of deferred tax assets if realization of such assets is more likely than not. Based upon the weight of available evidence, which includes historical operating performance, reported cumulative net losses since inception and difficulty in accurately forecasting our future results, we provided a full valuation allowance against our net U.S. deferred tax assets and a full valuation allowance on certain foreign deferred tax assets. We reassess the need for our valuation allowance on a quarterly basis. If it is later determined that a portion of the valuation allowance should be reversed it will be a benefit to the income tax provision

Note 5. Contingencies

Tax contingencies

We are required to make periodic filings in the jurisdictions where we are deemed to have a presence for tax purposes. We have undergone audits in the past and have paid assessments arising from these audits. During the fourth quarters of 2008 and 2009, our India entity was issued notices of income tax assessment pertaining to the 2004-2005 and 2005-2006 fiscal years. The notices claimed that the transfer price used in our inter-company agreements with our India entity was too low, and that the rate should be increased. We believe our current transfer pricing position is more likely than not to be sustained. We believe that this will be resolved through the normal judicial appeal process used in India, and have submitted our case to the court.

SUPPORT.COM, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

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

Note 6. Restructuring Obligations and Other Charges

In the first quarter of 2009, we implemented a reduction in our workforce and closed certain facilities worldwide in order to reduce our ongoing cost structure. We reduced our workforce by 17 employees, or approximately 6% of our non-agent headcount. All of the affected employees were terminated as of March 31, 2009. As a result, we recorded a restructuring charge of $896,000 in the first quarter of 2009. The restructuring charge was primarily comprised of employee termination costs, professional services costs and facilities impairment costs. Restructuring and impairment expenses included in the condensed consolidated statement of operations totaled $821,000 in discontinued operations and $75,000 in continuing operations, including $6,000 for sales and marketing and $69,000 for general and administrative. As of March 31, 2010, the remaining balance of the restructuring obligation was $287,000, related to one facility in the United Kingdom, which we expect to pay through 2011.

In the third quarter of 2009, we ceased using a portion of our headquarters office in order to align our facilities usage with our current size. As a result, we impaired approximately 46% of our Redwood City facility. We recorded a restructuring charge of approximately $1.3 million, which related to the facility impairment and is included in our general and administrative expenses in our consolidated statement of operations. As of March 31, 2010, the remaining balance on this restructuring obligation was $800,000, which we expect to pay through 2012.

The following table summarizes activity associated with the restructuring and related expenses incurred as of March 31, 2010 (in thousands):

	Severance(1)	Facilities(2)	Impairment(3)	Total
Restructuring obligations, December 31, 2009	$—	$1,242	$—	$1,242
Cash payments	—	(155)	—	(155)

Restructuring obligations, March 31, 2010	$—	$1,087	$—	$1,087

(1)	Severance costs include those expenses related to severance pay and related employee benefit obligations.
(2)	Facilities costs include obligations under non-cancelable leases for facilities that we will no longer occupy, as well as penalties associated with early terminations of leases and disposal of fixed assets. No sublease income has been included because subleasing is not permitted under the terms of our lease.
(3)	As part of the restructuring costs included in the table above, the Company wrote-off fixed assets related to the facilities that it will no longer occupy. This is a non-cash charge.

Note 7. Subsequent Events

On April 26, 2010, the Company and Mr. Richard Mandeberg, the Company’s Executive Vice President and Chief Revenue Officer, executed a Separation and Consulting Agreement in connection with Mr. Mandeberg’s departure from the Company. The company also announced the hiring of Mr. Tim Krozek to the position of Senior Vice President, Business Development.

Mr. Mandeberg’s Separation and Consulting Agreement acknowledges Mr. Mandeberg’s resignation from his positions at the end of the business day on April 30, 2010, retains Mr. Mandeberg as a consultant for the Company through August 31, 2010, provides for severance payments of $162,500, continued stock option vesting through the term of the Separation Agreement, and continued health coverage. The Separation Agreement contains a general release by Mr. Mandeberg of all claims against the Company and its affiliates and representatives.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion of our financial condition and results of operations should be read in conjunction with our condensed consolidated financial statements and the related notes included elsewhere in this Form 10-Q and the section entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the consolidated financial statements and related noted included in our Annual Report on Form 10-K for the year ended December 31, 2009. The following discussion includes forward-looking statements. Please see “Risk Factors” in Item 1A of this Report for important information to consider when evaluating these statements.

Overview

Support.com provides services and software that help consumers and small businesses with their technology needs.

Our technology services and software products install, set-up, connect, repair and protect personal computers and related devices that are essential to our customers. We offer one-time services and subscription service plans, and we also license software products to consumers who prefer do-it-yourself solutions.

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

We market our services through channel partners and directly to consumers. Our channel partners include leading retail, software, PC/CE and internet service brands. We market our software products directly to consumers and through channel partners using “free trial” versions. Our sales and marketing efforts principally target North American consumers.

In the first quarter of 2010, revenue grew substantially over both the first and fourth quarter levels of 2009 in both services and software driven by growth in our channel partner programs and a full quarter of software revenues. In the first full quarter following the acquisition of the Sammsoft software products, software accounted for almost 32% of our total quarterly revenues – up from 9% in the fourth quarter of 2009.

The increased software presence in our revenue mix is reflected in our gross margin, which increased from 29% in the fourth quarter of 2009 to 41% in the first quarter of 2010. During the first quarter of 2010, we hired over 200 new Personal Technology Experts in North America, increasing our staff by more than 60%. Due to the substantial headcount addition, some of which occurred in preparation for future revenue growth, our services gross margin declined from 24% in the fourth quarter of 2009 to 19% in the first quarter of 2010.

Our operating expenses for the first quarter of 2010 increased 42% over the fourth quarter of 2009. The higher operating expenses principally reflect the first full quarter of software operations, which added to our Sales & Marketing and R&D expenses. The largest contributor to the Sales & Marketing increase was software advertising spend, which varies with quarterly software revenue.

In the second quarter of 2010, we expect total revenue to grow as compared to the first quarter of 2010. We expect services revenue to increase as contribution from new programs exceeds second quarter seasonal decline in established programs. We expect software revenue to decline from first quarter levels due to seasonality. We believe our loss will increase as we increase our Personal Technology Expert staff and our sales and marketing expenditures to support growth.

Critical Accounting Policies and Estimates

In preparing our condensed consolidated financial statements in conformity with accounting principles generally accepted in the United States, we make assumptions, judgments and estimates that can have a significant impact on our net revenue, and operating results, as well as on the value of certain assets and liabilities on our condensed consolidated balance sheet. We base our assumptions, judgments and estimates on historical experience and various other factors that we believe to be reasonable under the circumstances. Actual results could differ materially from these estimates under different assumptions or conditions. On a regular basis we evaluate our assumptions, judgments and estimates and make changes accordingly. We believe that the assumptions, judgments and estimates involved in the accounting for revenue recognition, fair value measurements, fair value estimates – ARS put option, business combinations – purchase accounting, accounting for goodwill and other intangible assets, stock-based compensation and accounting for income taxes have the greatest potential impact on our condensed consolidated financial statements, so we consider these to be our critical accounting policies. We discuss below the critical accounting estimates associated with these policies. For further information on the critical accounting policies, see Note 1 of our Notes to Condensed Consolidated Financial Statements.

Revenue Recognition

Our revenue recognition policy is one of our critical accounting policies because revenue is a key component of our results of operations and revenue recognition is based on complex rules which require us to make judgments. In applying our revenue recognition policy we must determine whether revenue is to be recognized on a gross or net basis in accordance with the provisions of ASC 605, Revenue Recognition, which portions of our revenue are to be recognized in the current period, and which portions must be deferred and recognized in subsequent periods. We do not record revenue on sales transactions when the collection of cash is in doubt at the time of sale, and we use management judgment in determining collectability. From time to time, we may enter into agreements which involve us making payments to our channel partners. We use judgment in evaluating the treatment of such payments and in determining which portions of the consideration paid to customers should be recorded as contra-revenue and which should be recorded as an expense. We generally provide a refund period on services and software, and we employ judgment in determining whether a customer is eligible for a refund based on that customer’s specific facts and circumstances. If our estimates and judgments on any of the foregoing are incorrect, our revenue for one or more periods may be incorrectly recorded. Please see Note 1 in Notes to condensed consolidated financial Statements for further discussion of our revenue recognition policies.

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

Our Level 2 securities are priced using quoted market prices for similar instruments, nonbinding market prices that are corroborated by observable market data, or discounted cash flow techniques. There have been no transfers between Level 1 and Level 2 measurements during the three months ended March 31, 2010.

Our Level 3 assets consist of auction-rate securities (“ARS”) with various state student loan authorities, and an ARS put option with UBS (as described below). Beginning February 2008, all auctions for the ARS have failed. Based on the continued failure of these auctions and the underlying maturities of the securities, we continue to classify our non-UBS holdings as long-term assets. Based on our ability to exercise the UBS ARS put option beginning June 30, 2010, we have classified our UBS ARS holdings as current assets on our balance sheet. The fair value of our ARS holdings was estimated by management using assumptions regarding market volatility and discount rates. If any of these estimates change, the value of Level 3 assets could change in future periods.

Fair Value Estimates- ARS Put Option

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

Stock-Based Compensation

We account for stock-based compensation in accordance with the provisions of ASC 718, Compensation—Stock Compensation. Under the fair value recognition provisions of ASC 718, stock-based compensation cost is estimated at the grant date based on the fair value of the award and is recognized as expense ratably over the requisite service period of the award. We estimate the fair value of stock-based awards on the grant date using the Black-Scholes-Merton option-pricing model. Determining the appropriate fair value model and calculating the fair value of stock-based awards requires judgment, including estimating stock price volatility, forfeiture rates and expected life. If any of these assumptions used in the option-pricing models change, our stock-based compensation expense could change on our financial statements.

Accounting for Income Taxes

We are required to estimate our income taxes in each of the tax jurisdictions in which we operate. This process involves management’s estimation of our current tax exposures together with an assessment of temporary differences determined based on the difference between the financial statement and tax basis of certain items. These differences result in net deferred tax assets and liabilities, which are included in our condensed consolidated balance sheet. We must assess the likelihood that we will be able to recover our deferred tax assets. If recovery is not likely, we must increase our provision for taxes by recording a valuation allowance against the deferred tax assets that we estimate will not ultimately be recoverable. We currently have provided a full valuation allowance on our U.S deferred tax assets and a full valuation allowance on our foreign deferred tax assets. If any of our estimates change, we may change the likelihood of recovery and our tax expense as well as the value of our deferred tax assets would change.

Our income tax calculations are based on application of the respective U.S. federal, state or foreign tax law. Support.com’s tax filings, however, are subject to audit by the respective tax authorities. Accordingly, we recognize tax liabilities based upon our estimate of whether, and the extent to which, additional taxes will be due when such estimates are more-likely-than-not to be sustained. An uncertain income tax position will not be recognized if it has less than a 50% likelihood of being sustained. To the extent the final tax liabilities are different than the amounts originally accrued, the increases or decreases are recorded as income tax expense or benefit in the condensed consolidated statements of operations.

RESULTS OF OPERATIONS

The following table sets forth the results of operations for the three months ended March 31, 2010 and 2009 expressed as a percentage of total revenue.

	Three Months Ended March 31,
	2010	2009
Revenue:
Services	68%	98%
Software and other	32	2

Total revenue	100	100

Costs of revenue:
Cost of services	56	121
Cost of software and other	3	—

Total cost of revenue	59	121

Gross profit (loss)	41	(21)
Operating expenses:
Research and development	14	47
Sales and marketing	40	57
General and administrative	30	100
Amortization of intangible assets	1	1

Total operating expenses	85	205

Loss from operations	(44)	(226)
Interest income (expense) and other, net	2	(8)

Loss from continuing operations, before income taxes	(42)	(234)
Income taxes (benefit)	(0)	0

Loss from continuing operations, after income taxes	(42)	(234)
Gain from discontinued operations, after income taxes	0	29

Net loss	(42)%	(205)%

Three Months Ended March 31, 2010 and 2009

REVENUE

	Three Months Ended
	March 31,		$	%
In thousands, except percentages	2010	2009	Change	Change
Services	$6,730	$3,552	$3,178	89%
Software and other	3,129	62	3,067	4,947%

Total revenue	$9,859	$3,614	$6,245	173%

Services revenue consists primarily of fees for technology services provided either through our channel partners or directly via our website www.support.com. Services revenue was $6.7 million for the three months ended March 31, 2010 compared to $3.6 million for the same quarter of 2009. The increase was primarily the result of expansion in our channel partnerships. We expect services revenue to grow in the second quarter of 2010 in line with the growth of our partner programs.

Software and other revenue was comprised primarily of fees for software products provided through direct consumer downloads and, to a lesser extent, through the sale of this software via channel partners. Software and other revenue was $3.1 million for the three months ended March 31, 2010 compared to $62,000 for the same quarter of 2009. The increase was the result of recording a full quarter of revenues from the Sammsoft software products acquired from Xeriton, Inc. in December 2009. We expect software revenue to decline in the second quarter of 2010 due to seasonal fluctuations in demand.

COSTS OF REVENUE

	Three Months Ended
	March 31,		$	%
In thousands, except percentages	2010	2009	Change	Change
Cost of services	$5,484	$4,373	$1,111	25%
Cost of software and other	348	—	348	100%

Total cost of revenue	$5,832	$4,373	$1,459	33%

Cost of services. Cost of services consists primarily of salary and related expenses for our Personal Technology Experts, technology and telecommunication expenses related to the delivery of services and other employee-related expenses for our service delivery organization. Cost of services was $5.5 million for the three months ended March 31, 2010 compared to $4.4 million for the same quarter of 2009. The increase for 2010 as compared to 2009 reflects the increase in salary and related overhead expense as a result of growing our workforce of Personal Technology Experts to meet the increased demand for our services. We expect cost of services to increase in the second quarter of 2010 as we continue hiring Personal Technology Experts to support program growth.

Cost of software and other. Cost of software and other fees consists primarily of third-party royalty fees for the Sammsoft line of software products we acquired in December 2009. Certain of these products were developed using third-party research and development resources. The third party developer receives royalty payments for any products it develops that we sell. Cost of software and other was $348,000 for the three months ended March 31, 2010 compared to zero in the same quarter of 2009. The increase for 2010 over 2009 is due to the initiation of the contractual relationship with the third-party developer in December 2009 in connection with the Sammsoft acquisition. No such third-party royalty arrangements existed for software products in the first quarter of 2010. We expect cost of software to decline in line with revenue in the second quarter of 2010 as a result of seasonal fluctuations in demand.

OPERATING EXPENSES

	Three Months Ended
	March 31,		$	%
In thousands, except percentages	2010	2009	Change	Change
Research and development	$1,343	$1,698	$(355)	(21)%
Sales and marketing	$3,971	$2,051	$1,920	94%
General and administrative	$2,952	$3,598	$(646)	(18)%

Research and development. Research and development expense consists primarily of compensation costs, third-party consulting expenses and related overhead costs for research and development personnel. Research and development costs are expensed as incurred. Research and development expense was $1.3 million for the three months ended March 31, 2010 compared to $1.6 million for the same quarter of 2009. The decrease for 2010 as compared to 2009 resulted primarily from lower salary and related expenses due to having fewer research and development personnel following the sale of our Enterprise business. We expect research and development costs to remain relatively flat in the second quarter of 2010.

Sales and marketing. Sales and marketing expense consists primarily of compensation costs, including salaries for business development, account management and marketing personnel; expenses for sales activities; and promotional expenses, including advertising to drive software and services revenue. Sales and marketing expense was $4.0 million for the three months ended March 31, 2010 compared to $2.1 million for the same quarter of 2009. The increase for 2010 as compared to 2009 resulted primarily from an increase in advertising expense related to the Sammsoft products we acquired in the fourth quarter of 2009. We expect sales and marketing costs to increase in the second quarter of 2010 due to investments in our business development and account management infrastructure, certain partner program launch activities, and growth of our direct-to-consumer business.

General and administrative. General and administrative expense consists primarily of compensation costs and related overhead costs for administrative personnel and professional fees for legal, accounting and other professional services. General and administrative expense was $3.0 million for the three months ended March 31, 2010 compared to $3.6 million for the same quarter of 2009. The decrease for 2010 as compared to 2009 resulted primarily from lower headcount and lower professional services fees for accounting and legal. We expect general and administrative costs to remain relatively flat in the second quarter of 2010.

Amortization of Intangible Assets

	Three Months Ended
	March 31,		$ Change	% Change
In thousands, except percentages	2010	2009
Amortization of intangible assets	$88	$42	$46	110%

Amortization of intangible assets was $88,000 for the three months ended March 31, 2010 compared to $42,000 for the same quarter in 2009. The increase for 2010 over 2009 is a result of additional amortization expense related to intangible assets acquired as part of the Xeriton transaction in December 2009.

INTEREST INCOME AND OTHER, NET

	Three Months Ended
	March 31,		$ Change	% Change
In thousands, except percentages	2010	2009
Interest income (expenses) and other, net	$186	$(302)	$488	(162)%

The increase in interest income and other for the three months ended March 31, 2010 was primarily due to higher interest income on our investments as a result of higher yields in our portfolio. During the first quarter of 2009, we recorded a realized loss of $218,000, net, related to a gain of $1.9 million to adjust the value of the UBS auction-rate securities to fair value and a loss of $2.1 million on the auction-rate securities put option. Additionally, we recorded a loss of $77,000 due to foreign exchange rate fluctuation.

PROVISION FOR INCOME TAXES

	Three Months Ended
	March 31,		$ Change	% Change
In thousands, except percentages	2010	2009
Provision for income taxes	$12	$4	$8	200%

The provisions for income taxes are comprised of estimates of current taxes due in foreign jurisdictions and payments of foreign withholding taxes. Our net provision for income taxes remained consistent between the three months ended March 31, 2010 and 2009.

LIQUIDITY AND CAPITAL RESOURCES

Total cash, cash equivalents, investments and the auction-rate securities put option at March 31, 2010 was $83.4 million. This was a $1.4 million reduction from the balance of $84.8 million at December 31, 2009.

Operating Activities

Net cash used in operating activities was $1.2 million and $5.6 million for the three months ended March 31, 2010 and 2009, respectively. Amounts included in net loss, which do not require the use of cash, primarily include the depreciation, amortization of premiums and discounts on investments, stock-based compensation expense, amortization of intangible assets, realized gain on our auction-rate securities and realized loss on our auction-rate securities put option. The sum of these items was $1.2 million and $1.8 million in the first quarter of 2010 and 2009, respectively. Net cash used in operating activities in the first quarter of 2010 was primarily the result of the net loss of $4.2 million and an increase in accrued compensation as a result of increased personnel and an increase in other accrued liabilities, the largest of which was an accrual related to advertising for the Sammsoft line of software products we acquired in December 2009. Net cash used in operating activities in the first quarter of 2009 was primarily the result of the net loss of $7.4 million, adjusted by amounts that do not require the use of cash of $1.8 million and a decrease in deferred revenue of $1.7 million for discontinued operations, offset by a decrease in accounts receivable of $2.8 million.

Investing Activities

Net cash provided by investing activities was $1.2 million and $3.8 million for the three months ended March 31, 2010 and 2009, respectively. Net cash provided by investing activities for the three months ended March 31, 2010 was primarily due to sales and maturities of $12.7 million in investments offset by the purchases of $11.5 million in investments and expenditures of $72,000 for property and equipment. Net cash provided by investing activities for the three months ended March 31, 2009 was primarily due to maturities of $6.8 million in investments offset by the purchase of $3.0 million in investments and expenditures of $19,000 for property and equipment.

Financing Activities

Net cash generated by financing activities was $34,000 for the three months ended March 31, 2010 and $258,000 for the three months ended March 31, 2009. Net cash provided by financing activities for the three months ended March 31, 2010 was primarily attributable to the exercise of employee stock options. Net cash provided by financing activities for the three months ended March 31, 2009 was attributable to net proceeds from the purchase of 74,041 shares of common stock under the employee stock purchase plan and the exercise of 142,889 stock options.

Working Capital and Capital Expenditure Requirements

At March 31, 2010, we had stockholders’ equity of $93.1 million and working capital of $78.0 million. Our capital expenditures in the first quarter of 2010 were $72,000. We believe that our existing cash balances will be sufficient to meet our working capital requirements, as well as our planned capital expenditures for at least the next 12 months.

If we require additional capital resources to grow our business internally or to acquire complementary technologies and businesses at any time in the future, we may seek to sell additional equity or debt securities. The sale of additional equity could result in more dilution to our stockholders. Financing arrangements that are available to us include the right to a loan from UBS at no net cost for up to the amount of the par value of our eligible auction-rate securities. This loan option is part of the rights offer we signed with UBS in November, 2008, and is available until June 30, 2010. As of March 31, 2010, we had not exercised our right to obtain this loan.

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

The primary objective of our investment activities is to preserve principal while at the same time maximizing the income we receive from our investments without significantly increasing risk. To achieve this objective, we invest our excess cash in a variety of securities, including U.S government agency securities, ARS, corporate notes and bonds, commercial paper and money market funds meeting certain criteria. These securities are classified as available-for-sale, except for our UBS ARS holdings, which are classified as trading. Consequently, our available-for-sale securities are recorded on the balance sheet at fair value with unrealized gains or losses reported as a separate component of accumulated other comprehensive income (loss). Our holdings of the securities of any one issuer, except government agencies, do not exceed 10% of our portfolio. We do not utilize derivative financial instruments to manage our interest rate risks.

As of March 31, 2010, we held $59.0 million in investments (excluding cash and cash equivalents), which consisted primarily of government debt securities, ARS, corporate notes and bonds, and commercial paper. The weighted average interest rate of our portfolio was approximately 3.15% at March 31, 2010. A decline in interest rates over time would reduce our interest income from our investments. A decrease in interest rates of 100 basis points would cause a corresponding decrease in our annual interest income of approximately $590,000.

At March 31, 2010 and December 31, 2009 we had investments in AAA-rated ARS with various state student loan authorities with estimated fair values of $22.8 million and $22.7 million, respectively. The student loans made by these authorities are substantially guaranteed by the federal government through the Federal Family Education Loan Program (FFELP). ARS are long-term floating rate bonds tied to short-term interest rates. After the initial issuance of the securities, the interest rate on the securities is reset periodically, at intervals established at the time of issuance (e.g., every seven days, twenty-eight days, thirty-five days, or every six months), based on market demand, if the auctions are successful. ARS are bought and sold in the marketplace through a competitive bidding process often referred to as a “Dutch auction.” If there is insufficient interest in the securities at the time of an auction, the auction may not be completed and the ARS then pays a default interest rate. Following such a failed auction, we cannot access our funds that are invested in the corresponding ARS until a future auction of these investments is successful, new buyers express interest in purchasing these securities in between reset dates, issuers establish a different form of financing to replace these securities or final payments become due according to contractual maturities. Commencing in February 2008, conditions in the global credit markets resulted in failed auctions for all of the ARS we held. In the near term, our ability to liquidate our investments in ARS or fully recover the carrying values may be limited or not exist.

In August 2008, UBS, the broker-dealer for most of our ARS, announced a settlement under which it has offered to provide liquidity solutions for, or purchase, the ARS held by its institutional clients. In October 2008, UBS extended an offer to us to sell our eligible ARS at par value back to UBS beginning June 30, 2010 through July 2, 2012. We believe that all of the UBS ARS we hold qualify as “eligible” for purposes of the UBS rights offer. Under the offer, UBS will have sole discretion without prior notice to us, to sell our eligible ARS and return par value to us from June 30, 2010 through July 2, 2012. In November 2008, we elected to accept the offer from UBS, which gives us the option to sell back to UBS a total of $20.2 million of our ARS at par value at any time from June 30, 2010 through July 2, 2012. Upon our acceptance of the UBS rights offer, we elected to value the ARS put option at fair value. Because we have accepted the UBS offer, we have elected to record a one-time transfer of our UBS ARS from available-for-sale to trading securities on our balance sheet. The transfer from available-for-sale to trading securities on our balance sheet reflects management’s intent to exercise its ARS put option during the period June 30, 2010 to July 2, 2012. During the three months ended March 31, 2010, we recorded a gain of $472,000 to adjust the value of the UBS ARS to fair value which was offset by a loss of $472,000 on our ARS put option. We classified the UBS ARS and ARS put option in current assets in our consolidated balance sheet as of March 31, 2010 because the ARS put option is now exercisable within one year. For the three months ended March 31, 2010 we had net realized gains/losses of zero. Further changes in the value of the UBS ARS will also be recorded on our condensed consolidated statement of operations in this manner.

Fair value for all ARS, including both the UBS securities classified as trading securities and the other ARS classified as available-for-sale, was based on a discounted cash flow valuation that takes into account a number of factors including the WART of the underlying securities, the expected return, and the discount rate. The actual WART from servicing reports was used where available. For securities where the actual WART was not available an estimate based on other securities held was used. The expected return was calculated based on the last twelve months average for the 91 day U.S. treasury bill plus a spread. This rate is the typical default rate for ARS held by us. The discount rate was calculated using the 3-month LIBOR rate plus adjustments for the security type. Changes in any of the above estimates, especially the WART or the discount rate, could result in a material change to the fair value. At March 31, 2010, all ARS were classified as Level 3 assets. Presently we have determined the decline in value for the available-for-sale ARS to be temporary because i) we have no current intent to sell the security, and we believe that we will not be required to sell the security before the recovery of its amortized cost due to our large cash reserves; ii) through March 31, 2010 all of the securities have maintained AAA credit ratings; and iii) loans made by the issuers are backed by the federal government. We also conclude that we do not intend to sell an impaired available-for-sale security and will not be required to sell such a security before the recovery of our amortized cost basis due to its large cash reserves.

However, if circumstances change, we may be required to record an other-than-temporary impairment charge on the available-for-sale ARS. We may similarly be required to record other-than-temporary impairment charges if the ratings on any of these securities are reduced or if any of the issuers default on their obligations. In addition to impairment charges, any of these events could cause us to lose part or all of our investment in these securities. As of March 31, 2010, we had investments in ARS with estimated fair values of $22.8 million. Any of these events could materially affect our results of operations and our financial condition. We currently believe these securities are not significantly impaired for the reasons described above; however, it could take until the final maturity of the underlying notes (up to 30 years) to realize our investments’ recorded value.

Impact of Foreign Currency Rate Changes

The functional currencies of our international operating subsidiaries are the local currencies. We translate the assets and liabilities of our foreign subsidiaries at the exchange rates in effect on the balance sheet date. We translate their income and expenses at the average rates of exchange in effect during the period. We include translation gains and losses in the stockholders’ equity section of our balance sheet. We include net gains and losses resulting from foreign exchange transactions in interest income and other in our statements of operations. Since we translate foreign currencies (primarily Canadian dollars, British Pound Sterling and Indian rupees) into U.S. dollars for financial reporting purposes, currency fluctuations may have a material impact on our financial results. We have both revenues and expenses that are denominated in foreign currencies. Foreign currency expenses are generally larger than foreign currency revenues. A weaker U.S. dollar environment would generally have a negative impact on our statement of operations, while a stronger U.S. dollar environment would have a positive impact on our statement of operations. The historical impact of currency fluctuations has generally been immaterial. As of March 31, 2010 we did not engage in foreign currency hedging activities.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended March 31, 2010 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

See Note 4 Contingencies to the condensed consolidated financial statements in Part I, Item 1 of this Quarterly Report on Form 10-Q for a description of legal proceedings.

ITEM 1A.	RISK FACTORS

This report contains forward-looking statements regarding our business and expected future performance as well as assumptions underlying or relating to such statements of expectation, all of which are “forward looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. We are subject to many risks and uncertainties that may materially affect our business and future performance and cause those forward-looking statements to be inaccurate. Words such as “expects,” “anticipates,” “intends,” “plans,” “believes,” “forecasts,” “estimates,” “seeks,” “may result in,” “focused on,” “continue to,” and similar expressions often identify forward-looking statements. In this report, forward-looking statements include, without limitation, the following:

•	Our expectations and beliefs regarding future financial results, conduct and growth of our business;

•	Our expectations regarding channel partners and the anticipated timing and magnitude of revenue from these partners;

•

Our expectations regarding sales of the Sammsoft software products we acquired in the fourth quarter of 2009 and our ability to source, develop and distribute additional software products and integrate such products into our business;

•	Our expectations regarding our ability to deliver premium technology services efficiently;

•	Our ability to hire, train, manage and retain personal technology experts in a home-based model;

•	Our beliefs and expectations regarding the introduction of new services and products;

•	Our expectations regarding revenues, cash flows and expenses, including cost of goods sold, sales and marketing, research and development efforts, and administrative expenses;

•	Our assessment of seasonality, mix of revenue, and other trends for our business;

•	Our expectations regarding the costs and other effects of acquisition and disposition transactions;

•	Our expectations regarding unit volumes, pricing and other factors in the PC market and the effects of such factors on our business;

•	Our beliefs regarding the impact of global economic instability on our business;

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

Our Consumer business is a technology-enabled services business launched in 2007 to provide services and software that help consumers and small businesses with their technology needs. Prior to 2007, we operated only our Enterprise business, which we sold in the second quarter of 2009. We are executing a plan to grow our business by providing premium technology services to consumers both through channel partners and directly. We may not be able to offer these services successfully. All of our personal technology experts are home-based, which requires a high degree of coordination and quality control of employees working from diverse and remote locations. We are currently experiencing financial losses in our business and we expect to continue to use significant cash and incur significant costs to support this initiative. These investments, which typically are made in advance of revenue, may not yield increased revenue to offset these expenses. As a result of these factors, the future revenue and income potential of our business is uncertain. Any evaluation of our business and our prospects must be considered in light of these factors and the risks and uncertainties often encountered by companies in our early stage of development. Some of these risks and uncertainties relate to our ability to do the following:

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

In 2009, one customer, Office Depot, accounted for the substantial majority of our total revenue after giving effect to the sale of our Enterprise business. Although we are implementing and expanding programs with several other channel partners as well as growing our software business, Office Depot will, at least in the near term, account for a significant portion of our total revenue. Over the course of 2009, the percentage of revenue attributable to Office Depot has decreased each quarter. We expect the percent of revenue attributable to Office Depot to decline further in 2010 as we expand our service channel partnerships and grow our software business. Our agreement with Office Depot has a limited initial term and provides for a renewal period if agreed to by the parties. This agreement may not be renewed. Even if the agreement continues to be renewed, however, it does not require Office Depot to do any minimum amount of business with us, and therefore Office Depot could decide at any time to reduce or eliminate its use of our services. Our revenue could decline significantly because of the loss or decline in activity of Office Depot or the delay or loss of a significant program by other channel partners. Additionally, we may not obtain new channel partners or customers. The failure to obtain significant new channel partners or the loss or decline of significant channel partners would have a material adverse effect on our operating results. Further risks associated with the loss or decline in a significant channel partner are detailed in “Our failure to establish and expand successful partnerships to sell our services and products would harm our operating results” below.

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

We depend on the continuing operation of our information technology and communication systems and those of our external service providers. Any damage to or failure of those systems could result in interruptions in our service, which could reduce our revenues and damage our reputation. The technology we use to serve customers is hosted at a third-party facility located in the United States. This facility is operated by a publicly held company specializing in operating such facilities, and we do not control the operation of this facility. As it briefly did last year, this facility may experience unplanned outages and other technical difficulties, and it is vulnerable to damage or interruption from fires, floods, earthquakes, telecommunications and connectivity failures, power failures, and similar events. This facility is also subject to risks from vandalism, break-ins, intrusion, and other malicious attacks. Despite substantial precautions taken, such as disaster recovery planning and back-up procedures, a natural disaster, act of terrorism or other unanticipated problem could cause a loss of information and data and lengthy interruptions in the availability of our services and hosted solutions offerings, as our backup systems may not be able to meet our needs for an extended period of time. We rely on hosted systems maintained by third-party providers to deliver technology services to consumers, including taking customer orders, handling telecommunications for customer calls, and tracking sales and service delivery. Any interruption or failure of our internal or external systems could prevent us or our service providers from accepting orders and delivering services, or cause company and consumer data to be unintentionally disclosed. Our continuing efforts to upgrade and enhance the security and reliability of our information technology and communications infrastructure could be very costly, and we may have to expend significant resources to remedy problems such as a security breach or service interruption. Interruptions in our services resulting from labor disputes, telephone or internet failures, power or service outages, natural disasters or other events, or a security breach could reduce our revenue, increase our costs, cause customers and channel partners to fail to renew or to terminate their use of our offerings, and harm our reputation and our ability to attract new customers.

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

If we fail to develop enhanced versions of our services and products in a timely manner or to provide services and products that achieve rapid and broad market acceptance, we may not maintain or expand our market share. We may fail to identify new service and product opportunities for our current market or new markets that we enter in the future. In addition, our existing services and products may become obsolete if we fail to introduce new services and products that meet new customer demands or support new standards. While we are developing new services and products, there can be no assurance that they will gain market acceptance or generate material revenue for us. We have limited control over factors that affect market acceptance of our services and products, including the willingness of channel partners to offer our services and products and customer preferences for competitors’ services, products and delivery models. We rely on a third party to develop certain of the Sammsoft software products we acquired in the fourth quarter of 2009. If our relationship with that third party were to deteriorate, or if the third parties were unable to develop innovative and saleable products, we could be forced to identify a new developer and our future revenue could suffer.

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

At March 31, 2010, we had $22.8 million, fair value, of auction-rate securities (“ARS”). Historically, our ARS were highly liquid, and used a Dutch auction process that resets the applicable interest rate at predetermined intervals, typically every 28 to 35 days, to provide liquidity at par. However, as a result of disruption in the global credit and capital markets, the auctions for all of our ARS failed beginning in February 2008 when sell orders exceeded buy orders. Accordingly, we were unable to sell any of our ARS. Of the $23.7 million, par value, of ARS as of March 31, 2010, approximately $20.2 million is held with UBS and has been classified as trading securities because of the ARS put option described below. Accordingly, during the year of 2010 the realized loss on the ARS put option fully was offset with the realized gain on the UBS ARS.

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

We have stated our intent to exercise the rights offer when it becomes available. However, UBS’s obligations under the offer are not secured by its assets and do not require UBS to obtain any financing to support its performance obligations under the offer. UBS has disclaimed any assurance that it will have sufficient financial resources to satisfy its obligations under the offer. If UBS has insufficient funding to buy back our ARS holdings and the auction process continues to fail, then our ability to liquidate these holdings may be delayed or staggered over time, we may incur further losses on the carrying value of the ARS, or we may not be able to liquidate them.

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

We rely on third-party technologies in providing certain of our services and software. Our inability to use, retain or integrate third-party technologies and relationships could delay service or software development and could harm our business.

We license technologies from third parties which are integrated into our services and software. We rely on a third party to develop certain of the Sammsoft software products we acquired in the fourth quarter of 2009. Our use of technologies licensed from third parties poses certain risks. Some of the third-party technologies we license may be provided under “open source” licenses, which may have terms that require us to make generally available our modifications or derivative works based on such open source code. Our inability to obtain or integrate third-party technologies with our own technology could delay service development until equivalent compatible technology can be identified, licensed and integrated. These third-party technologies may not continue to be available to us on commercially reasonable terms or at all. If our relationship with third parties were to deteriorate, or if such third parties were unable to develop innovative and saleable products, we could be forced to identify a new developer and our future revenue could suffer. We may fail to successfully integrate any licensed technology into our services or software, which would harm our business and operating results. Third-party licenses also expose us to increased risks that include:

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

As has been widely reported, over the past two years the global economy has been experiencing extreme disruption, including, among other things, higher mortgage delinquencies, increased unemployment, decreased consumer spending, highly volatile securities markets, diminished liquidity and credit availability, currency fluctuation and downgrades and declining valuations of certain investments. These economic developments potentially affect our business in several ways. Consumers may be less willing to pay for our services, our channel partners and prospects may be unable to obtain financing for major commitments and operations, they may reduce their spending or delay or cancel programs that include our offerings and they may be unable to pay us in a timely fashion or at all. While we monitor these situations carefully and attempt to take appropriate measures to protect ourselves by recognizing revenue upon collection of accounts from channel partners we deem to have credit risks and upon sell-through by resellers, it is possible that we may have to write down or write off doubtful accounts. Such write-downs or write-offs would negatively affect our operating results for the period in which they occur and, if large enough, could have a material adverse effect on our operating results and financial condition. Our business, including our investment portfolio, may be harmed by general decreases in economic activity, including decreases in business and consumer spending and uncertainty due to economic disruptions and government intervention in the financial markets. We cannot predict the duration and severity of the current disruption in the macroeconomic climate and market conditions, and these conditions may harm our operating results.

ITEM 6.	EXHIBITS

Exhibits

10.1	Separation Agreement by and between the registrant and Richard Mandeberg executed April 26, 2010 (incorporated by reference to Support.com’s current report on Form 8-K filed on April 30, 2010)

31.1	Chief Executive Officer Section 302 Certification

31.2	Chief Financial Officer Section 302 Certification

32.1	Statement of the Chief Executive Officer under 18 U.S.C. § 1350(1)

32.2	Statement of the Chief Financial Officer under 18 U.S.C. § 1350(1)

(1)	The certifications filed as Exhibits 32.1 and 32.2 are not deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934 and are not to be incorporated by reference into any filing of the Company under the Securities Exchange Act of 1933 or the Securities Exchange Act of 1934, whether made before or after the date hereof irrespective of any general incorporation by reference language contained in any such filing, except to the extent that the registrant specifically incorporates it by reference.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

May 7, 2010	SUPPORT.COM, INC.

	By:	/s/ SHELLY SCHAFFER
Shelly Schaffer
Chief Financial Officer and
Executive Vice President of Finance and
Administration

EXHIBIT INDEX TO SUPPORT.COM, INC.

QUARTERLY REPORT ON FORM 10-Q

FOR THE QUARTER ENDED MARCH 31, 2010

10.1	Separation Agreement by and between the registrant and Richard Mandeberg executed April 26, 2010 (incorporated by reference to Support.com’s current report on Form 8-K filed on April 30, 2010)

31.1	Chief Executive Officer Section 302 Certification

31.2	Chief Financial Officer Section 302 Certification

32.1	Statement of the Chief Executive Officer under 18 U.S.C. § 1350(1)

32.2	Statement of the Chief Financial Officer under 18 U.S.C. § 1350(1)

(1)	The certifications filed as Exhibits 32.1 and 32.2 are not deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934 and are not to be incorporated by reference into any filing of the Company under the Securities Exchange Act of 1933 or the Securities Exchange Act of 1934, whether made before or after the date hereof irrespective of any general incorporation by reference language contained in any such filing, except to the extent that the registrant specifically incorporates it by reference.