Form 10-Q
period 2010-06-30
Support.com, Inc.
filed 2010-08-06
CIK 1104855

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2010

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

On July 31, 2010, 46,870,845 shares of the Registrant’s Common Stock, $0.0001 par value, were outstanding.

SUPPORT.COM, INC.

FORM 10-Q

QUARTERLY PERIOD ENDED JUNE 30, 2010

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

SUPPORT.COM, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands)

	June 30, 2010	December 31, 2009
	(Unaudited)	(1)
ASSETS
Current assets:
Cash and cash equivalents	$32,486	$23,547
Short-term investments	43,524	56,488
Auction-rate securities put option	—	1,289
Accounts receivable, net	3,328	3,190
Prepaid expenses and other current assets	2,174	1,252

Total current assets	81,512	85,766
Long-term investments	2,954	3,444
Property and equipment, net	472	447
Goodwill	10,181	10,171
Purchased technology, net	268	309
Intangible assets, net	1,259	1,450
Other assets	523	372

Total assets	$97,169	$101,959

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,126	$99
Accrued compensation	2,291	745
Other accrued liabilities	3,863	3,045
Deferred revenue	950	726

Total current liabilities	8,230	4,615
Other long-term liabilities	842	992

Total Liabilities	9,072	5,607

Stockholders’ equity:
Common stock	5	5
Additional paid-in capital	224,075	221,822
Accumulated other comprehensive loss	(1,348)	(1,233)
Accumulated deficit	(134,635)	(124,242)

Total stockholders’ equity	88,097	96,352

Total liabilities and stockholders’ equity	$97,169	$101,959

(1)	Derived from the December 31, 2009 audited Consolidated Financial Statements included in the Annual Report on Form 10-K, as filed with the Securities and Exchange Commission (“SEC”) on March 12, 2010.

See accompanying notes.

SUPPORT.COM, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share amounts)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
Revenue:
Services	$6,882	$3,374	$13,612	$6,926
Software and other	3,004	59	6,133	121

Total revenue	9,886	3,433	19,745	7,047
Cost of revenue:
Cost of services	7,346	4,283	12,830	8,656
Cost of software and other	335	—	683	—

Total cost of revenue	7,681	4,283	13,513	8,656

Gross profit (loss)	2,205	(850)	6,232	(1,609)

Operating expenses:
Research and development	1,281	1,605	2,624	3,303
Sales and marketing	4,320	2,007	8,291	4,058
General and administrative	2,887	2,980	5,839	6,578
Amortization of intangible assets	93	42	181	84

Total operating expenses	8,581	6,634	16,935	14,023

Loss from operations	(6,376)	(7,484)	(10,703)	(15,632)
Interest income and other, net	149	422	335	120

Loss from continuing operations, before income taxes	(6,227)	(7,062)	(10,368)	(15,512)
Income tax provision (benefit)	10	(2,841)	22	(2,837)

Loss from continuing operations, after income taxes	(6,237)	(4,221)	(10,390)	(12,675)
Income (loss) from discontinued operations, after income taxes	2	6,460	(3)	7,518

Net income (loss)	$(6,235)	$2,239	$(10,393)	$(5,157)

Earnings (loss) per share:
Basic and diluted earnings per share
Loss from continuing operations	$(0.13)	$(0.09)	$(0.22)	$(0.27)
Income (loss) from discontinued operations	0.00	0.14	(0.00)	0.16

Net earnings (loss) per share	$(0.13)	$0.05	$(0.22)	$(0.11)

Shares used in computing per share amounts:
Basic	46,534	46,360	46,503	46,345

Diluted	46,534	46,360	46,503	46,345

See accompanying notes.

SUPPORT.COM, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(Unaudited)

	Six Months Ended June 30,
	2010	2009
Operating Activities:
Net loss	$(10,393)	$(5,157)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Gain on the sale of discontinued operations, net of tax	—	(4,740)
Depreciation	157	387
Write-off of fixed assets	—	104
Realized gain on investments	(10)	—
Amortization of premiums and discounts on investments	434	(31)
Amortization of purchased technology	41	132
Amortization of intangible assets	181	84
Realized loss on put option re-valuation	1,289	3,724
Realized gain on auction-rate securities	(1,289)	(3,724)
Stock-based compensation	1,888	2,158
Changes in assets and liabilities:
Accounts receivable, net	(138)	3,035
Prepaid expenses and other current assets	(928)	(52)
Other long-term assets	(172)	(112)
Accounts payable	1,024	(737)
Accrued compensation	1,540	(488)
Other accrued liabilities	799	(6,811)
Other long-term liabilities	(89)	179
Deferred revenue	224	(1,466)

Net cash used in operating activities	(5,442)	(13,515)

Investing Activities:
Proceeds from sale of discontinued operations	—	20,475
Purchases of property and equipment	(181)	(66)
Purchases of investments	(24,318)	(13,392)
Sales of investments	17,473	—
Maturities of investments	21,054	7,900

Net cash provided by investing activities	14,028	14,917

Financing Activities:
Proceeds from issuances of common stock	365	265

Net cash provided by financing activities	365	265

Effect of exchange rate changes on cash and cash equivalents	(12)	26

Net increase in cash and cash equivalents	8,939	1,693

Cash and cash equivalents at beginning of period	23,547	64,306

Cash and cash equivalents at end of period	$32,486	$65,999

Supplemental schedule of cash flow information:
Income taxes paid	$61	$130

See accompanying notes.

SUPPORT.COM, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 1. Significant Accounting Policies

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements include the accounts of Support.com, Inc. (the “Company” or “Support.com”) and its wholly owned subsidiaries. All intercompany balances and transactions have been eliminated. The balance sheet as of June 30, 2010 and the statements of operations for the three and six months ended June 30, 2010 and 2009 and cash flows for the six months ended June 30, 2010 and 2009 are unaudited. In the opinion of management, these unaudited interim condensed consolidated financial statements reflect all adjustments (consisting of normal recurring adjustments) that are necessary for a fair presentation of the results for, and as of, the periods shown. The results of operations for such periods are not necessarily indicative of the results expected for the full fiscal year or for any future period. The condensed consolidated balance sheet information as of December 31, 2009 is derived from audited financial statements as of that date. These unaudited interim condensed consolidated financial statements should be read with the consolidated financial statements and related notes included in the Company’s Annual Report on Form 10-K, filed with the Securities and Exchange Commission on March 12, 2010.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the condensed consolidated financial statements and accompanying notes. The accounting estimates that require management’s most significant and subjective judgments include accounting for revenue recognition, fair value measurements, fair value estimates – auction-rate securities (“ARS”) put option, business combinations – purchase accounting, accounting for goodwill and other intangible assets, stock-based compensation and accounting for income taxes. Actual results could differ materially from these estimates.

Reclassifications

Certain amounts in the condensed consolidated financial statements and accompanying notes for the prior period have been reclassified to conform to the current periods’ presentation. On December 7, 2009 we acquired substantially all of the assets of Xeriton, Inc. and began to report software, and other revenues and cost of revenues on our condensed consolidated financial statements. Following this change in presentation, certain royalty revenues previously reported in the services line have been reclassified to software and other. Net operating results have not been affected by these reclassifications.

Subsequent Events Evaluation

In accordance with Accounting Standard Codification (“ASC”) 855 (formerly, Financial Standards Accounting Board, “FASB” 165, Subsequent Events), management has reviewed and evaluated material subsequent events through the filing date of the Company’s Form 10Q for the period ended June 30, 2010. All appropriate subsequent event disclosures, if any, have been made in the notes to our condensed consolidated financial statements.

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

SUPPORT.COM, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

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

•

Service Cards / Gift Cards—Customers purchase a service card and/or a gift card, which entitles the cardholder to redeem a certain service at a time of their choosing. For these sales, revenue is deferred until the card has been redeemed and the service has been provided.

For certain direct and channel partnerships, we are paid for services that are sold but not yet delivered. We initially record such balances as deferred revenue, and recognize revenue when the service has been provided or, on the non-subscription portion of these balances, when the likelihood of the service being redeemed by the customer is remote (“services breakage”). Based upon our historical redemption patterns for these relationships, we believe that the likelihood of a service being delivered more than 90 days after sale is remote. We therefore recognize non-subscription deferred revenue balances older than 90 days as services revenue.

Channel partners are generally invoiced monthly. Fees from consumers via referral programs and direct transactions are generally paid with a credit card at the time of sale. Revenue is recognized net of any applicable sales tax.

We generally provide a refund period on services, during which refunds may be granted to consumers under certain circumstances, including inability to resolve certain support issues. For our channel sales, the refund period varies by partner, but is generally between 5 and 10 days. For referral programs and direct transactions, the refund period is generally 5 days. For all channels, we recognize revenue net of refunds and cancellations during the period. Refunds and cancellations have not been material.

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

SUPPORT.COM, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

Cash, Cash Equivalents and Investments

All liquid instruments with an original maturity at the date of purchase of ninety days or less are classified as cash equivalents. Cash equivalents and short-term investments consist primarily of money market funds, commercial paper, corporate and municipal bonds and auction-rate securities (ARS) held by UBS, which have a put option exercisable within one year. On June 30, 2010, we exercised our rights under the Rights Agreement with UBS and settled the ARS for cash on June 30 and July 1, 2010. Long-term investments consist of other ARS positions not held with UBS. Other than the ARS held by UBS, our cash equivalents and short-term investments are classified as available-for-sale, and are reported at fair value with unrealized gains(losses) (when deemed to be temporary) included in accumulated other comprehensive income within stockholders’ equity on the condensed consolidated balance sheets. The ARS held by UBS are classified as trading securities and are reported at fair value with realized gains(losses) included in interest income(expense) and other, net in the condensed consolidated statements of operations. We have designated all long-term investments as available-for-sale and they are therefore reported at fair value, with unrealized gains(losses) recorded in accumulated other comprehensive income. For the three months ended June 30, 2010, we recorded a realized loss of $817,000 on re-valuation of the ARS put option, offset with a realized gain of $817,000 on the ARS held by UBS, for a net realized gain (loss) of zero. For the six months ended June 30, 2010, we recorded a realized loss of $1.3 million on re-valuation of the ARS put option, offset with a realized gain of $1.3 million on the ARS held by UBS, for a net realized gain (loss) of zero. For the three months ended June 30, 2009, we recorded a realized losses of $1.6 million on the ARS put option re-valuation, offset by a realized gains of $1.8 million on the UBS ARS, for net realized gains of $218,000. For the six months ended June 30, 2009, we had net realized gains(losses) of zero as the put option re-valuation fully offset the UBS ARS re-valuation. We recorded net unrealized losses on available-for-sale securities of $171,000 and $61,000 at June 30, 2010 and December 31, 2009, respectively.

We monitor our investments for impairment on a quarterly basis and determine whether a decline in fair value is other-than-temporary by considering factors such as current economic and market conditions, the credit rating of the security’s issuer, the length of time an investment’s fair value has been below our carrying value, the Company’s intent to sell the security and, the Company’s belief that it will not be required to sell the security before the recovery of its amortized cost. If an investment’s decline in fair value is deemed to be other-than-temporary, we reduce its carrying value to its estimated fair value, as determined based on quoted market prices or liquidation values. Declines in value judged to be other-than-temporary, if any, are recorded in operations as incurred. At June 30, 2010, the Company evaluated its unrealized gains(losses) on available-for-sale securities and determined them to be temporary. The ARS investments have been in a continuous unrealized loss position for more than 12 months. In accordance with ASC 320 (formerly, FSP No. 115-2, Investments-Debt and Equity Securities), the Company concluded that it does not intend to sell a security with an unrealized loss and it will not be required to sell the security before the recovery of its amortized cost basis.

The following is a summary of cash, cash equivalents and investments at June 30, 2010 and December 31, 2009 (in thousands):

As of June 30, 2010	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Gross Realized Losses	Fair Value
Cash	$6,252	$—	$—	$—	$6,252
Money Market Funds	23,234	—	—	—	23,234
Certificates of Deposit	480	0	—	—	480
Commercial Paper	7,494	0	(2)	—	7,492
Corporate Bonds	20,433	4	(34)	—	20,403
Corporate Notes	4,040	11	—	—	4,051
Treasuries	5,002	0	(4)	—	4,998
Auction-rate Securities	12,200	—	(146)	—	12,054

	$79,135	$15	$(186)	$—	$78,964

Classified as:
Cash and cash equivalents	$32,486	$—	$—	$—	$32,486
Short-term investments	43,549	15	(40)	—	43,524
Long-term investments	3,100	—	(146)	—	2,954

	$79,135	$15	$(186)	$—	$78,964

SUPPORT.COM, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

As of December 31, 2009	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Gross Realized Losses	Fair Value
Cash	$3,429	$—	$—	$—	$3,429
Money Market Fund	20,118	—	—	—	20,118
Certificates of Deposit	1,200	—	—	—	1,200
Agency Bonds	3,500	2	(1)	—	3,501
Commercial Paper	7,895	1	(0)	—	7,896
Corporate Bonds	12,384	27	(7)	—	12,404
Corporate Notes	8,203	73	—	—	8,276
U.S. Government Agency Securities	4,000	0	—	—	4,000
Auction-rate Securities(1)	24,100	—	(156)	(1,289)	22,655	(1)

	$84,829	$103	$(164)	$(1,289)	$83,479	(1)

Classified as:
Cash and cash equivalents	$23,547	$—	$—	$—	$23,547
Short-term investments	57,682	103	(8)	(1,289)	56,488
Long-term investments	3,600	—	(156)	—	3,444

	$84,829	$103	$(164)	$(1,289)	$83,479	(1)

(1)

In addition to the fair value of our auction-rate securities holdings, we hold the auction-rate security put option, which is classified as a short-term asset valued at $1.3 million as of December 31, 2009. At December 31, 2009, the fair value of cash, cash equivalents, investments and the auction-rate security put option was $84.8 million.

The following tables summarize the estimated fair value of our available-for-sale and trading debt securities classified by the stated maturity date of the security at June 30, 2010 and December 31, 2009:

As of June 30, 2010
Due within one year	$42,362
Due within two years	$4,162
Due after three years	$2,954

As of December 31, 2009
Due within one year	$33,591
Due within two years	$3,686
Due after three years	$22,655

At June 30, 2010 and December 31, 2009 we had investments in AAA-rated ARS with various state student loan authorities with estimated fair values of $12.1 million and $22.7 million, respectively. The student loans made by these authorities are substantially guaranteed by the federal government through the Federal Family Education Loan Program (FFELP). ARS are long-term floating rate bonds tied to short-term interest rates. After the initial issuance of the securities, the interest rate on the securities is reset periodically, at intervals established at the time of issuance (e.g., every seven days, twenty-eight days, thirty-five days, or every six months), based on market demand, if the auctions are successful. ARS are bought and sold in the marketplace through a competitive bidding process often referred to as a “Dutch auction.” If there is insufficient interest in the securities at the time of an auction, the auction may not be completed and the ARS then pays a default interest rate. Following such a failed auction, we cannot access our funds that are invested in the corresponding ARS until a future auction of these investments is successful, new buyers express interest in purchasing these securities in between reset dates, issuers establish a different form of financing to replace these securities or final payments become due according to contractual maturities. Commencing in February 2008, conditions in the global credit markets resulted in failed auctions for all of our ARS. In the near term, our ability to liquidate our investments or fully recover the carrying values may be limited or not exist.

SUPPORT.COM, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

In October 2008, UBS extended an offer of rights to us to sell our eligible ARS at par value back to UBS beginning June 30, 2010 through July 2, 2012. All of the UBS ARS qualify as “eligible” for purposes of the rights offer. In November 2008, we elected to accept the offer of rights from UBS, which gave us the option to sell to UBS a total of $20.2 million at par value at any time beginning June 30, 2010 through July 2, 2012. Upon acceptance of the UBS rights offer, we elected to value the ARS put option at fair value as allowed under ASC 825 (formerly, SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities).” Refer to the Auction-Rate Securities Put Option section below for further discussion. Given the UBS rights offer, we have elected a one-time transfer of our UBS ARS from available-for-sale to trading securities in accordance with ASC 320 (formerly FASB Statement No. 115, “Accounting for Certain Investments in Debt and Equity Securities” (SFAS 115)). The transfer to trading securities reflects management’s intent to exercise its ARS put option during the period June 30, 2010 to July 2, 2012. On June 30, 2010, we exercised our rights under the Rights Agreement with UBS. Of the $20.2 million par value we held immediately prior to exercising the put, $11.1 million was settled on June 30, 2010 while the remaining $9.1 million was settled on July 1, 2010.

We determined that the gross unrealized losses on our available-for-sale investments as of June 30, 2010 are temporary in nature. The fair value of our ARS at June 30, 2010 reflects an unrealized loss of $146,000, entirely related to securities classified as available-for-sale.

Given the exercise of our rights under the Rights Agreement on June 30, 2010, guaranteeing the Company redemption of the UBS ARS at par value, the fair value of our UBS ARS holdings was valued at par at June 30, 2010. Fair value for non-UBS ARS, classified as available-for sale, was based on a discounted cash flow valuation that takes into account a number of factors including the weighted average remaining term (WART) of the underlying securities, the expected return, and the discount rate. The actual WART from servicing reports was used where available. For securities where the actual WART was not available an estimate based on other securities held was used. The expected return was calculated based on the last twelve months’ average for the 91 day T-bill plus a spread. This rate is the typical default rate for ARS held by us. The discount rate was calculated using the 3-month LIBOR rate plus adjustments for the security type. Changes in any of the above estimates, especially the weighted average remaining term or the discount rate, could result in a material change to the fair value. Presently we have determined the decline in value for the available-for-sale ARS to be temporary because i) we have no intent to sell the security, and we believe that we will not be required to sell the security before the recovery of its amortized cost due to our cash reserves; ii) through June 30, 2010 all of the securities have maintained AAA credit ratings; and iii) loans made by the issuers are backed by the federal government. In accordance with FSP No. 115-2, we also conclude that we do not intend to sell an impaired available-for-sale security and will not be required to sell such a security before the recovery of our amortized cost.

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

Auction-Rate Securities Put Option

In November 2008, we signed a Rights Agreement with UBS concerning the disposition of our ARS. The UBS agreement gives us the right to sell our ARS back to UBS, at par value, beginning June 30, 2010 through July 2, 2012. The rights represent a freestanding financial instrument for accounting purposes. As noted above, we elected to value this “put” option at fair value as allowed under ASC 825 (formerly SFAS No. 159). As such, we recognized the value of the repurchase right as an asset with the corresponding gain recorded in earnings. Fair value was determined using a “with and without” approach based on a discounted cash flow valuation comparing the value of the auction rate securities with the put option and without it. We took into account the same factors as those used to value the auction rate securities noted above, adjusted to account for differences in cash flow timing and UBS credit risk. The value of the rights offer was recorded in interest income and expense, net. On June 30, 2010, we exercised our rights under the Rights Agreement with UBS. The value of the ARS put option at June 30, 2010 and December 31, 2009 was zero and $1.3 million, respectively.

As of June 30, 2010, our UBS ARS are presented as short-term investments on our condensed consolidated balance sheet. Since we exercised our rights under the Rights Agreement on June 30, 2010, the value of the ARS put option was zero.

SUPPORT.COM, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

Fair Value Measurements

Fair value is defined under ASC 820, Fair Value Measurements and Disclosures, as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. Valuation techniques used to measure fair value ASC 820 must maximize the use of observable inputs and minimize the use of unobservable inputs. The standard describes a fair value hierarchy based on three levels of inputs, of which the first two are considered observable and the last unobservable, that may be used to measure fair value, which are the following:

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

The Company recognizes transfers between levels at the end of each reporting period. In accordance with ASC 820, the following table represents our fair value hierarchy for our financial assets (cash equivalents and investments) and the UBS put contract measured at fair value on a recurring basis as of June 30, 2010 and December 31, 2009 (in thousands):

As of June 30, 2010	Level 1	Level 2	Level 3	Total
Cash	$6,252	$—	$—	$6,252
Money Market Funds	23,234	—	—	23,234
Certificates of Deposit	480	—	—	480
Commercial Paper	—	7,492	—	7,492
Corporate Bonds	—	20,403	—	20,403
Corporate Notes	—	4,051	—	4,051
Treasuries	—	4,998	—	4,998
Auction-rate Securities	—	—	12,054	12,054

Total	$29,966	$36,944	$12,054	$78,964

As of December 31, 2009	Level 1	Level 2	Level 3	Total
Cash	$3,429	$—	$—	$3,429
Money Market Funds	21,318	—	—	21,318
Agency Bonds	—	3,501	—	3,501
Commercial Paper	—	7,896	—	7,896
Corporate Bonds	—	12,404	—	12,404
Corporate Notes	—	8,276	—	8,276
U.S Government Agency Securities	—	4,000	—	4,000
Auction-rate Securities	—	—	22,655	22,655
Auction-rate Securities Put Option	—	—	1,289	1,289

Total	$24,747	$36,077	$23,944	$84,768

Level 2 securities are priced using quoted market prices for similar instruments, nonbinding market prices that are corroborated by observable market data, or discounted cash flow techniques. There have been no transfers between Level 1 and Level 2 measurements during the six months ended June 30, 2010.

Level 3 assets consist of non-UBS ARS with various state student loan authorities and (for reporting periods prior to June 30, 2010) the ARS put option. Beginning in February 2008, all auctions for the ARS have failed. Based on the continued failure of these auctions and the underlying maturities of the securities, we continue to classify our non-UBS holdings as long-term assets. The fair value of the auction-rate securities as of June 30, 2010 and December 31, 2009 was estimated by management.

SUPPORT.COM, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

The following table provides a summary of changes in fair value of our Level 3 financial assets as of June 30, 2010 and 2009 (in thousands):

	Three Months Ended June 30, 2010		Three Months Ended June 30, 2009
	Auction-Rate Securities	Auction-Rate Securities Put Option	Auction-Rate Securities	Auction-Rate Securities Put Option
Beginning balance at March 31	$22,805	$817	$18,216	$5,037
Transfer into Level 3	—	—	—	—
Sales	(11,500)	—	—	—
Total gains/(losses):
Included in interest income (expense) and other, net	817	(817)	1,831	(1,613)
Included in other comprehensive income	(68)	—	259	—

Ending balance at June 30	$12,054	$—	$20,306	$3,424

	Six Months Ended June 30, 2010		Six Months Ended June 30, 2009
	Auction-Rate Securities	Auction-Rate Securities Put Option	Auction-Rate Securities	Auction-Rate Securities Put Option
Beginning balance at December 31	$22,655	$1,289	$15,766	$7,148
Transfer into Level 3	—	—	—	—
Sales	(11,800)	—	—	—
Total gains/(losses):
Included in interest income (expense) and other, net	1,289	(1,289)	3,724	(3,724)
Included in other comprehensive income	(90)	—	816	—

Ending balance at June 30	$12,054	$—	$20,306	$3,424

Concentrations of Credit Risk

Financial instruments that potentially subject us to concentrations of credit risk consist principally of cash equivalents, investments and trade accounts receivable. Our investment portfolio consists of investment grade securities. Except for obligations of the United States government and securities issued by agencies of the United States government, we diversify our investments by limiting our holdings with any individual issuer. We are exposed to credit risks in the event of default by the issuers to the extent of the amount recorded on the balance sheet. At June 30, 2010, we held approximately $12.1 million of AAA-rated student loan auction-rate debt securities. See the Cash, Cash Equivalents and Investments section of this Note 1 to the condensed consolidated financial statements for more information.

The credit risk in our trade accounts receivable is mitigated by our credit evaluation process and reasonably short payment terms. At June 30, 2010, Customer A and Customer B accounted for 54% and 28%, respectively, of our total accounts receivable. No other customers accounted for 10% of our total accounts receivable. At December 31, 2009, Customer A accounted for 80% of our total accounts receivable. No other customers accounted for 10% or over of our total accounts receivable.

For the three months ended June 30, 2010, Customer A and Customer B accounted for 42% and 13% of our total revenue. There were no other customers that accounted for 10% or more of total revenue. For the three months ended June 30, 2009, Customer A accounted for 87% of our total revenue. There were no other customers that accounted for 10% or more of total revenue. For the six months ended June 30, 2010, Customer A accounted for 47% of our total revenue. There were no other customers that accounted for 10% or more of total revenue. For the six months ended June 30, 2009, Customer A accounted for 88% of our total revenue. There were no other customers that accounted for 10% or more of total revenue.

SUPPORT.COM, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

Trade Accounts Receivable and Allowance for Doubtful Accounts

Trade accounts receivable are recorded at the invoiced amount. We perform evaluations of our customers’ financial condition and generally do not require collateral. We make judgments as to our ability to collect outstanding receivables and provide allowances for a portion of receivables when collection becomes doubtful. Provisions are made based upon a specific review of all significant outstanding invoices. For those invoices not specifically provided for, provisions are recorded at differing rates, based upon the age of the receivable. In determining these percentages, we analyze our historical collection experience and current payment trends. The determination of past-due accounts is based on contractual terms. At June 30, 2010 and December 31, 2009, we had an allowance for doubtful accounts of $6,000 and $9,000, respectively.

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

Purchased Technology and Internal Use Software

We capitalize costs related to software that we license and incorporate into our product and service offerings or develop for internal use. In July 2009, we licensed source code for technology associated with remote computer access in the amount of $350,000. For the three and six months ended June 30, 2010, we recorded amortization expense related to this technology of $21,000 and $42,000, respectively. In addition, as of June 30, 2010, we are carrying $68,000 of capitalized costs incurred during the development of software for internal use. This software is not yet implemented. We will amortize this cost over the useful life of this software once it is placed into service.

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

SUPPORT.COM, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

Stock-Based Compensation

We comply with ASC 718 (formerly SFAS 123R) which requires the measurement and recognition of compensation expense for all stock-based payment awards, including grants of stock and options to purchase stock, made to employees and directors based on estimated fair values.

In the second quarter of 2009 we sold our Enterprise business to Consona Corporation (“Consona”). This sale qualified as the sale of “substantially all the assets of the business,” and according to the terms of our Employee Stock Purchase Plan (ESPP), such a sale automatically terminated the ESPP. As a result of the automatic termination of the ESPP, the company reversed all ESPP expenses related to the current purchase period and refunded all amounts to the employees. The fair value of our stock options granted to employees for the three and six months ended June 30, 2010 and 2009 was estimated using the following assumptions:

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
Stock Option Plan:
Risk-free interest rate	1.5%	2.1%	1.8%	2.1%
Expected term	3.6 years	4.4 years	3.6 years	4.4 years
Volatility	66.9%	60.2%	67.7%	60.2%
Expected dividend	0%	0%	0%	0%
Weighted average fair value	$1.75	$1.09	$1.53	$1.09

We recorded the following stock-based compensation expense for the three and six months ended June 30, 2010 and 2009 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
Stock option compensation expense recognized in:
Cost of service	$40	$31	$79	$65
Cost of software	0	—	1	—
Research and development	149	93	298	197
Sales and marketing	291	132	442	360
General and administrative	552	388	1,068	771

	$1,032	$644	$1,888	$1,393

ESPP compensation expense recognized in:
Cost of service	$—	$(4)	$—	$3
Research and development	—	(3)	—	2
Sales and marketing	—	(1)	—	2
General and administrative	—	(3)	—	2

	$—	$(11)	$—	$9

Stock-based compensation expense included in total costs and expenses	$1,032	$633	$1,888	$1,402

SUPPORT.COM, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

The following table represents stock option activity for the six months ended June 30, 2010:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value (in ‘000’s)
Outstanding options at the beginning of the period	10,679,057	$2.70	5.08	$2,559
Granted	1,079,100	3.58
Exercised	(155,808)	2.35
Forfeited	(238,190)	2.73

Outstanding options at the end of the period	11,364,159	$2.73	4.54	$16,727

Options vested and expected to vest	11,198,661	$2.74	4.53	$16,454

Outstanding and exercisable at the end of the period	3,184,682	$3.44	3.83	$2,785

The aggregate intrinsic value in the table above represents the total pre-tax intrinsic value that would have been received by the option holders had they all exercised their options on June 30, 2010. This amount changes based on the fair market value of our stock. During the three and six months ended June 30, 2010, the aggregate intrinsic value of options exercised under our stock option plans were $265,000 and $273,000. During the three and six months ended June 30, 2009, the aggregate intrinsic value of options exercised under our stock option plans was $180,000. Total fair value of options vested during the three and six months ended June 30, 2010 was $0.9 million and $1.8 million. Total fair value of options vested during the three and six months ended June 30, 2009 was $0.9 million and $2.1 million, respectively.

At June 30, 2010 there was $7.6 million of unrecognized compensation cost related to existing options outstanding, which is expected to be recognized over a weighted average period of 2.6 years.

Net Loss Per Share

Basic net loss per share is computed using our net loss and the weighted average number of common shares outstanding during the reporting period. Diluted net loss per share is computed using our net loss and the weighted average number of common shares outstanding, including the effect from the potential issuance of common stock such as stock issuable pursuant to the exercise of stock options using the treasury stock method when dilutive. For the three and six months ended June 30, 2010 and 2009, the outstanding options were excluded from the computation of diluted net loss per share since their effect would have been anti-dilutive.

The following table sets forth the computation of basic and diluted net loss per share (in thousands, except per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
Loss from continuing operations	$(6,237)	$(4,221)	$(10,390)	$(12,675)
Income (loss) from discontinued operations	2	6,460	(3)	7,518

Net income (loss)	$(6,235)	$2,239	$(10,393)	$(5,157)

Shares used in computing basic net gain (loss) per share	46,534	46,360	46,503	46,345

Shares used in computing diluted net gain (loss) per share	46,534	46,360	46,503	46,345

Basic and diluted net loss per share from continuing operations	$(0.13)	$(0.09)	$(0.22)	$(0.27)
Basic and diluted net income per share from discontinued operations	0.00	0.14	(0.00)	0.16

Basic and diluted net gain (loss) per share	$(0.13)	$0.05	$(0.22)	$(0.11)

SUPPORT.COM, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

Warranties and Indemnifications

We generally provide a refund period on sales, during which refunds may be granted to consumers under certain circumstances, including our inability to resolve certain support issues. For our channel sales, the refund period varies by channel partner, but is generally between 5-10 days. For referral programs and direct transactions, the refund period is generally 5 days. For all sales channels, we recognize revenue net of refunds and cancellations during the period. Refunds and cancellations have not been material.

We generally agree to indemnify our customers against legal claims that our software products infringe certain third-party intellectual property rights. As of June 30, 2010 and 2009, we have not been required to make any payment resulting from infringement claims asserted against our customers and have not recorded any related accruals.

Recent Accounting Pronouncements

In September 2009, the FASB issued Accounting Standards Update No. 2009-13, “Multiple-Deliverable Revenue Arrangements—a consensus of the FASB Emerging Issues Task Force” (ASU 2009-13) which updates the existing multiple-element revenue arrangements guidance currently included under ASC 605, which originated primarily from the guidance in EITF Issue No. 00-21, “Revenue Arrangements with Multiple Deliverables” (EITF 00-21). The revised guidance primarily makes two significant changes: (1) it eliminates the need for objective and reliable evidence of the fair value for the undelivered element in order for a delivered item to be treated as a separate unit of accounting, and (2) it eliminates the residual method to allocate the arrangement consideration. In addition, the guidance also expands the disclosure requirements for revenue recognition. ASU 2009-13 will be effective for the first annual reporting period beginning on or after June 15, 2010, with early adoption permitted provided that the revised guidance is retroactively applied to the beginning of the year of adoption. This update is not expected to have a significant impact on our financial position.

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

Operating results for the discontinued operation are listed below for the three and six months ended June 30, 2009:

	Three Months Ended June 30, 2009	Six Months Ended June 30, 2009
Revenue:
License	$432	$1,238
Maintenance	3,115	6,783
Services	2,215	4,659

Total revenue	5,762	12,680

Costs and expenses:
Costs of license	105	215
Cost of maintenance	338	728
Cost of services	1,885	4,141
Research and development	416	849
Sales and marketing	1,403	3,970

Total costs and expenses	4,147	9,903

Income from discontinued operations, before income taxes	$1,615	$2,777

SUPPORT.COM, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

Summary results from discontinued operations, including gain on sale and tax impact, are summarized as follows:

	Three Months Ended June 30, 2009	Six Months Ended June 30, 2009
Income from discontinued operations, before income taxes	$1,615	$2,777
Gain on sale of discontinued operations	9,509	9,509
Taxes on discontinued operations	(4,664)	(4,768)

Income from discontinued operations, after income taxes	$6,460	$7,518

Income (loss) from discontinued operations, before income taxes, represents the Enterprise Business’ historic segment reporting, including all directly attributable revenues and costs. These revenues and costs are consistent with prior reporting methodologies, but exclude all corporate costs, primarily facilities and information technology, which were previously allocated to the segment.

Tax expenses have been attributed to discontinued operations or continuing operations based on specific analysis for federal, state and international amounts. We recorded approximately $(2,000) and $3,000 of income tax (benefit) expense related to our discontinued operations for the three and six months ended June 30, 2010. This tax benefit and expense is a result of additional foreign interest build netted against releases of previously booked tax reserves.

Note 3. Comprehensive Loss

Comprehensive net income/loss includes the impact of foreign currency translation adjustments and changes in the fair value of available-for-sale securities. The following are the components of comprehensive loss (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
Net income/(loss)	$(6,235)	$2,239	$(10,393)	$(5,157)
Net unrealized gain on available-for-sale securities	131	350	110	901
Foreign currency translation gain/(loss)	(33)	(79)	5	(133)

Total comprehensive income/(loss)	$(6,137)	$2,510	$(10,278)	$(4,389)

Income tax provision netted against unrealized gain (loss) on available-for-sale securities	$—	$—	$—	$—

Income tax benefit netted against foreign currency translation loss	$(36)	$(23)	$(61)	$(61)

Note 4. Income Taxes

As a result of the sale of our Enterprise Business to Consona (see Note 2 for details), we are reporting all historical financial activity for that segment—including revenues, direct expenses, gain on sale, and the tax impact of the gain on the sale– as discontinued operations. The income tax provision reported in this footnote relates to the tax position of our continuing operations.

We recorded an income tax provision of $10,000 and $22,000 for the three months and six months ended June 30, 2010, respectively. These provisions primarily reflect tax expense associated with state income taxes. For the three and six months ended June 30, 2009 the Company recorded an income tax benefit of $2.8 million and $2.8 million, respectively. These provisions primarily reflected the benefit of utilization of continuing operations tax attributes given the impact of the tax on the income from discontinued operations (for the 2009 periods) (see Note 2).

SUPPORT.COM, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

As of June 30, 2010, our deferred tax assets are fully offset by a valuation allowance except in those jurisdictions where it is determined that a valuation allowance is not required. ASC 740 provides for the recognition of deferred tax assets if realization of such assets is more likely than not. Based upon the weight of available evidence, which includes historical operating performance, reported cumulative net losses since inception and difficulty in accurately forecasting our future results, we provided a full valuation allowance against our net U.S. deferred tax assets and a full valuation allowance on certain foreign deferred tax assets. We reassess the need for our valuation allowance on a quarterly basis. If it is later determined that a portion of the valuation allowance should be reversed it generally will be a benefit to the income tax provision.

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

Note 6. Restructuring Obligations and Other Charges

In the first quarter of 2009, we implemented a reduction in our workforce and closed certain facilities worldwide in order to reduce our ongoing cost structure. We reduced our workforce by 17 employees, or approximately 6% of our non-agent headcount. All of the affected employees were terminated as of March 31, 2009. As a result, we recorded a restructuring charge of $896,000 in the first quarter of 2009. The restructuring charge was primarily comprised of employee termination costs, professional services costs and facilities impairment costs. Restructuring and impairment expenses included in the condensed consolidated statement of operations totaled $821,000 in discontinued operations and $75,000 in continuing operations, including $6,000 for sales and marketing and $69,000 for general and administrative. As of June 30, 2010, the remaining balance of the restructuring obligation was $231,000, related to one facility in the United Kingdom, which we expect to pay through 2011.

SUPPORT.COM, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

In the third quarter of 2009, we ceased using a portion of our headquarters office in order to align our facilities usage with our current size. As a result, we impaired approximately 46% of our Redwood City facility. We recorded a restructuring charge of approximately $1.3 million, which related to the facility impairment and is included in our general and administrative expenses in our consolidated statement of operations. As of June 30, 2010, the remaining balance on this restructuring obligation was $717,000, which we expect to pay through 2012.

The following table summarizes activity associated with the restructuring and related expenses incurred from December 31, 2009 through June 30, 2010 (in thousands):

	Facilities(1)	Total
Restructuring obligations, December 31, 2009	$1,242	$1,242
Cash payments	(294)	(294)

Restructuring obligations, June 30, 2010	$948	$948

(1)	Facilities costs include obligations under non-cancelable leases for facilities that we will no longer occupy, as well as penalties associated with early terminations of leases and disposal of fixed assets. No sublease income has been included because subleasing is not permitted under the terms of our lease.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

In the second quarter of 2010, our revenue grew substantially over 2009 results, but remained flat against first quarter 2010 results. Our year-over-year growth was driven by the addition of new service programs, the expansion of existing programs, and increased sales of our software products, acquired in December 2009. Our performance against first quarter results was impacted by negative second quarter seasonality offsetting growth from newer services programs expansion. In order to support the growth of our services program and to address service level requirements, especially launches of in-store remote services for newer programs, we hired a substantial number of Personal Technology Experts during the first and second quarters. When newer programs grew more slowly than anticipated, the increase to our staffing had a material impact on our margins for the second quarter. Despite the adverse effect on our second quarter margins, we believe that these staffing investments will drive long term success for both our partners and the Company.

In the third quarter of 2010, we expect total revenue to grow as compared to the second quarter of 2010. We expect our operating losses to be consistent with the first quarter or to decline.

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

Revenue Recognition

Our revenue recognition policy is one of our critical accounting policies because revenue is a key component of our results of operations and revenue recognition is based on complex rules which require us to make judgments. In applying our revenue recognition policy we must determine whether revenue is to be recognized on a gross or net basis in accordance with the provisions of ASC 605, Revenue Recognition, which portions of our revenue are to be recognized in the current period, and which portions must be deferred and recognized in subsequent periods. We also recognize services breakage on non-subscription deferred revenue balances, and we use judgment in evaluating the historical redemption patterns used to estimate services breakage. We do not record revenue on sales transactions when the collection of cash is in doubt at the time of sale, and we use management judgment in determining collectability. From time to time, we may enter into agreements which involve us making payments to our channel partners. We use judgment in evaluating the treatment of such payments and in determining which portions of the consideration paid to customers should be recorded as contra-revenue and which should be recorded as an expense. We generally provide a refund period on services and software, and we employ judgment in determining whether a customer is eligible for a refund based on that customer’s specific facts and circumstances. If our estimates and judgments on any of the foregoing are incorrect, our revenue for one or more periods may be incorrectly recorded. Please see Note 1 in Notes to condensed consolidated financial statements for further discussion of our revenue recognition policies.

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

Our Level 2 securities are priced using quoted market prices for similar instruments, nonbinding market prices that are corroborated by observable market data, or discounted cash flow techniques. There have been no transfers between Level 1 and Level 2 measurements during the three and six months ended June 30, 2010.

Our Level 3 assets consist of auction-rate securities (“ARS”) with various state student loan authorities, and an ARS put option with UBS (as described below). Beginning February 2008, all auctions for the ARS have failed. Based on the continued failure of these auctions and the underlying maturities of the securities, we continue to classify our non-UBS holdings as long-term assets. On June 30, 2010, we exercised our rights under the Rights Agreement with UBS and we settled the cash on June 30, 2010 and July 1, 2010. The fair value of our ARS holdings was estimated by management using assumptions regarding market volatility and discount rates. If any of these estimates change, the value of Level 3 assets could change in future periods.

Fair Value Estimates- ARS Put Option

In November, 2008, we signed a Rights Agreement with UBS concerning the disposition of its ARS. The UBS agreement gave us the right to sell our ARS holdings back to UBS, at par value, beginning June 30, 2010 through July 2, 2012. On June 30, 2010, we exercised our rights under the Rights Agreement with UBS. This right represented a freestanding financial instrument for accounting purposes. We elected to value this put option at fair value. We recognized the value of the repurchase right as an asset with corresponding gain/loss recorded in earnings. Fair value was determined using a “with and without” approach, based on a discounted cash flow valuation comparing the value of the auction rate securities with the put option and without it. We took into account the same factors as those used to value the auction rate securities noted above. The value of the rights offer was recorded in interest income (expense), net on our consolidated statement of operations.

We previously made certain estimates in calculating the fair value of the ARS put option for our UBS securities, including estimates for the weighted average remaining term (WART) of the underlying securities in which actual WART from servicing reports was unavailable, the expected return, and the discount rate. Since our rights under the Rights Agreement were exercised on June 30, 2010, the value of the ARS Put Option was written down to zero as of June 30, 2010.

Business Combinations - Purchase Accounting

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

RESULTS OF OPERATIONS

The following table sets forth the results of operations for the three and six months ended June 30, 2010 and 2009 expressed as a percentage of total revenue.

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
Revenue:
Services	70%	98%	69%	98%
Software and other	30	2	31	2

Total revenue	100	100	100	100

Costs of revenue:
Cost of services	74	125	65	123
Cost of software and other	3	0	3	0

Total cost of revenue	77	125	68	123

Gross profit (loss)	23	(25)	32	(23)
Operating expenses:
Research and development	13	47	13	47
Sales and marketing	44	58	42	58
General and administrative	29	87	30	93
Amortization of intangible assets	1	1	1	1

Total operating expenses	87	193	86	199

Loss from operations	(64)	(218)	(54)	(222)

Interest and other income, net	2	12	2	2

Loss from continuing operations, before income taxes	(62)	(206)	(52)	(220)

Provision/(benefit) for income taxes	0	(83)	0	(40)

Loss from continuing operations	(62)	(123)	(52)	(180)

Income from discontinued operations, after income taxes	0	188	0	107

Net income/(loss)	(62)%	65%	(52)%	(73)%

REVENUE

	Three Months Ended June 30,				Six Months Ended June 30,
In thousands, except percentages	2010	2009	$ Change	% Change	2010	2009	$ Change	% Change
Services	$6,882	$3,374	$3,508	104%	$13,612	$6,926	$6,686	97%
Software and other	3,004	59	2,945	4,992%	6,133	121	6,012	4,969%

Total revenue	$9,886	$3,433	$6,453	188%	$19,745	$7,047	$12,698	180%

Services revenue consists primarily of fees for technology services provided either through our channel partners or directly via our website www.support.com. The increase in services revenue for the three and six months ended June 30, 2010 compared to the same quarters of 2009 was primarily the result of expansion in our channel partnerships.

Software and other revenue was comprised primarily of fees for software products provided through direct consumer downloads and, to a lesser extent, through the sale of this software via channel partners. The increase in software and other revenue for the three and six months ended June 30, 2010 compared to the same quarters of 2009 was the result of growing revenue from the Sammsoft line of software products acquired from Xeriton, Inc. in December 2009.

COSTS AND EXPENSES

Costs of Revenue

	Three Months Ended June 30,				Six Months Ended June 30,
In thousands, except percentages	2010	2009	$ Change	% Change	2010	2009	$ Change	% Change
Cost of services	$7,346	$4,283	$3,063	72%	$12,830	$8,656	$4,174	48%
Cost of software and other	335	—	335	100%	683	—	683	100%

Total cost of revenue	$7,681	$4,283	$3,398	79%	$13,513	$8,656	$4,857	56%

Cost of services. Cost of services consists primarily of salary and related expenses for our Personal Technology Experts, technology and telecommunication expenses related to the delivery of services and other employee-related expenses for our service delivery organization. The increase in cost of services for the three and six months ended June 30, 2010 compared to the same quarters of 2009 was primarily due to increase in salary and related overhead expense as a result of growing our workforce of Personal Technology Experts.

Cost of software and other. Cost of software and other fees consists primarily of third-party royalty fees for the Sammsoft line of software products we acquired in December 2009. Certain of these products were developed using third-party research and development resources. The third party developer receives royalty payments for any products it develops that we sell. The increase in cost of software and other for the three and six months ended June 30, 2010 compared to the same quarters of 2009 was due to the initiation of the contractual relationship with the third-party developer in December 2009 in connection with the purchase of the Sammsoft line of products.

Operating Expenses

	Three Months Ended June 30,				Six Months Ended June 30,
In thousands, except percentages	2010	2009	$ Change	% Change	2010	2009	$ Change	% Change
Research and development	$1,281	$1,605	$(324)	(20)%	$2,624	$3,303	$(679)	(21)%
Sales and marketing	$4,320	$2,007	$2,313	115%	$8,291	$4,058	$4,233	104%
General and administrative	$2,887	$2,980	$(93)	(3)%	$5,839	$6,578	$(739)	(11)%

Research and development. Research and development costs are expensed as incurred. Research and development expense consists primarily of compensation costs, third-party consulting expenses and related overhead costs for research and development personnel. The decrease in research and development expense for the three and six months ended June 30,2010 compared to the same quarters of 2009 resulted primarily from lower salary and related expenses due to fewer research and development personnel following the sale of our Enterprise business.

Sales and marketing. Sales and marketing expense consists primarily of compensation costs, including salaries and sales commissions for sales, business development and marketing personnel expenses for lead generation activities and promotional expenses, including public relations, advertising and marketing activities. The increase in sales and marketing expense for the three and six months ended June 30, 2010, compared to the same quarters of 2009 resulted primarily from higher marketing expense to drive software sales and to a lesser extent from increased sales and marketing personnel staffing and related costs.

General and administrative. General and administrative expense consists primarily of compensation costs and related overhead costs for administrative personnel and professional fees for legal, accounting and other professional services. The decrease in general and administrative expense for the three and six months ended June 30, 2010 compared to the same quarters of 2009 resulted primarily from lower salary and related expense due to fewer personnel and lower facilities and professional services costs.

Amortization of Intangible Assets

	Three Months Ended June 30,				Six Months Ended June 30,
In thousands, except percentages	2010	2009	$ Change	% Change	2010	2009	$ Change	% Change
Amortization of intangible assets	$93	$42	$51	121%	$181	$84	$97	115%

The increase in amortization of intangible assets for the three and six months ended June 30, 2010 compared to the same quarters of 2009 was a result of additional amortization expense related to intangible assets acquired as part of the purchase of the Sammsoft line of software products in December 2009.

INTEREST INCOME AND OTHER, NET

	Three Months Ended June 30,				Six Months Ended June 30,
In thousands, except percentages	2010	2009	$ Change	% Change	2010	2009	$ Change	% Change
Interest income and other, net	$149	$422	$(273)	(65)%	$335	$120	$215	179%

For the three months ended June 30, 2010, the decrease in interest income and other resulted primarily from lower average investment balances on our marketable securities. During the second quarter of 2009, we recorded a realized gain of $218,000, net, related to a gain of $1.8 million to adjust the value of UBS ARS to fair value and a loss of $1.6 million on ARS put option. During the second quarter of 2010, the change in value of our ARS put option fully offset the change in value of our UBS ARS. For the six months ended June 30, 2010, the increase in interest income and other resulted from higher interest rate in year 2010 compared to year 2009. In 2009, we recorded a realized loss of $126,000 on our cash receipt due to exchange rate fluctuation . For the six months ended June 30, 2010 and 2009, the change in value of our ARS put option fully offset the change in value of our UBS ARS.

PROVISION FOR INCOME TAXES

	Three Months Ended June 30,				Six Months Ended June 30,
In thousands, except percentages	2010	2009	$ Change	% Change	2010	2009	$ Change	% Change
Provision/(benefit) for income taxes	$10	$(2,841)	$(2,851)	100%	$22	$(2,837)	$(2,859)	101%

The income tax provision in 2010 related to continuing operations are primarily comprised of the tax expense associated with state income taxes. In accordance with ASC 740, no material increase or decrease in unrecognized tax benefits was included in the quarterly provision for the three or six months ended June 30, 2010 and 2009, respectively.

The increase in the provision (benefit) for income taxes from 2009 to 2010 resulted from the utilization of continuing operations tax attributes to offset the tax reported as part of discontinued operations during 2009.

LIQUIDITY AND CAPITAL RESOURCES

Total cash, cash equivalents, investments and the auction-rate securities put option at June 30, 2010 was $79.0 million. This balance presents an $5.8 million decrease from the balance of $84.8 million at December 31, 2009.

Operating Activities

Net cash used in operating activities was $5.4 million and $13.5 million for the six months ended June 30, 2010 and 2009, respectively. Net cash used in operating activities for the six months ended June 30, 2010 resulted primarily from a net loss of $10.4 million, offset by an increase of accounts payable of $1.0 million and accrued compensation of $1.5 million, and non-cash items of $2.7 million, which primarily include depreciation, amortization of premiums and discounts on marketable securities, stock-based compensation expense and amortization of intangible assets. Net cash used in operating activities for the six months ended June 30, 2009 resulted primarily from a net loss of $5.2 million, a reduction in deferred revenue for discontinued operations of $1.5 million and a gain on the sale of the Enterprise Business of $4.7 million, partially offset by non-cash items of $2.8 million. Such items primarily include depreciation, write-off of fixed assets, amortization of premiums and discounts on marketable securities, stock-based compensation expenses and amortization of intangible assets.

Investing Activities

Net cash provided by investing activities for the six months ended June 30, 2010 was primarily due to sales and maturities of $38.5 million in investments offset by the purchases of $24.3 million in investments and expenditures of $181,000 for property and equipment. Net cash provided by investing activities for the six months ended June 30, 2009 was primarily due to the proceeds from the sale of the Enterprise Business of $20.5 million and sales and maturities of $7.9 million in investments offset by the purchases of $13.4 million in investments.

Financing Activities

Net cash provided by financing activities was $365,000 and $265,000 for the six months ended June 30, 2010 and 2009, respectively. Net cash provided by financing activities for the six months ended June 30, 2010 was attributable to the exercise of 155,808 common shares employee stock options. Net cash provided by financing activities for the six months ended June 30, 2009 resulted from net proceeds from the purchase of 74,041 common shares under the ESPP and net proceeds from the issuance of 146,239 common shares under the 2000 Omnibus Equity Incentive Plan.

Working Capital and Capital Expenditure Requirements

At June 30, 2010, we had stockholders’ equity of $88.1 million and working capital of $73.3 million. We believe that our existing cash balances will be sufficient to meet our working capital requirements for at least the next 12 months.

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

As of June 30, 2010, we held $46.5 million in investments (excluding cash and cash equivalents), which consisted primarily of government debt securities, ARS, corporate notes and bonds, and commercial paper. The weighted average interest rate of our portfolio was approximately 3.13% at June 30, 2010. A decline in interest rates over time would reduce our interest income from our investments. A decrease in interest rates of 100 basis points would cause a corresponding decrease in our annual interest income of approximately $465,000.

At June 30, 2010 and December 31, 2009 we had investments in AAA-rated ARS with various state student loan authorities with estimated fair values of $12.1 million and $22.7 million, respectively. The student loans made by these authorities are substantially guaranteed by the federal government through the Federal Family Education Loan Program (FFELP). ARS are long-term floating rate bonds tied to short-term interest rates. After the initial issuance of the securities, the interest rate on the securities is reset periodically, at intervals established at the time of issuance (e.g., every seven days, twenty-eight days, thirty-five days, or every six months), based on market demand, if the auctions are successful. ARS are bought and sold in the marketplace through a competitive bidding process often referred to as a “Dutch auction.” If there is insufficient interest in the securities at the time of an auction, the auction may not be completed and the ARS then pays a default interest rate. Following such a failed auction, we cannot access our funds that are invested in the corresponding ARS until a future auction of these investments is successful, new buyers express interest in purchasing these securities in between reset dates, issuers establish a different form of financing to replace these securities or final payments become due according to contractual maturities. Commencing in February 2008, conditions in the global credit markets resulted in failed auctions for all of the ARS we held. In the near term, our ability to liquidate our investments in ARS or fully recover the carrying values may be limited or not exist.

In October 2008, UBS extended an offer to us to sell our eligible ARS at par value back to UBS beginning June 30, 2010 through July 2, 2012. We believe that all of the UBS ARS we hold qualify as “eligible” for purposes of the UBS rights offer. In November 2008, we elected to accept the offer from UBS, which gave us the option to sell back to UBS a total of $20.2 million of our ARS at par value at any time from June 30, 2010 through July 2, 2012. Upon our acceptance of the UBS rights offer, we elected to value the ARS put option at fair value. Because we have accepted the UBS offer, we have elected to record a one-time transfer of our UBS ARS from available-for-sale to trading securities on our balance sheet. The transfer from available-for-sale to trading securities on our balance sheet reflects management’s intent to exercise its ARS put option during the period June 30, 2010 to July 2, 2012. On June 30, 2010, we exercised our rights under the Rights Agreement with UBS. Of the $20.2 million at par we held immediately prior to exercising the put, $11.1 was settled on June 30,2010 while the remaining $9.1 million was settled on July 1, 2010.

Given the exercise of our rights under the Rights Agreement on June 30, 2010, guaranteeing the company redemption of the UBS ARS at par value, the fair value of our UBS ARS holdings was valued at par at June 30, 2010. Fair value for non-UBS ARS, classified as available-for-sale, was based on a discounted cash flow valuation that takes into account a number of factors including the WART of the underlying securities, the expected return, and the discount rate. The actual WART from servicing reports was used where available. For securities where the actual WART was not available an estimate based on other securities held was used. The expected return was calculated based on the last twelve months average for the 91 day U.S. treasury bill plus a spread. This rate is the typical default rate for ARS held by us. The discount rate was calculated using the 3-month LIBOR rate plus adjustments for the security type. Changes in any of the above estimates, especially the WART or the discount rate, could result in a material change to the fair value. At June 30, 2010, all non-UBS ARS were classified as Level 3 assets. Presently we have determined the decline in value for the available-for-sale ARS to be temporary because i) we have no current intent to sell the security, and we believe that we will not be required to sell the security before the recovery of its amortized cost due to our large cash reserves; ii) through June 30, 2010 all of the securities have maintained AAA credit ratings; and iii) loans made by the issuers are backed by the federal government. We also conclude that we do not intend to sell an impaired available-for-sale security and will not be required to sell such a security before the recovery of our amortized cost basis due to its large cash reserves.

However, if circumstances change, we may be required to record an other-than-temporary impairment charge on the available-for-sale ARS. We may similarly be required to record other-than-temporary impairment charges if the ratings on any of these securities are reduced or if any of the issuers default on their obligations. In addition to impairment charges, any of these events could cause us to lose part or all of our investment in these securities. As of June 30, 2010, we had investments in ARS with estimated fair values of $12.1 million. Any of these events could materially affect our results of operations and our financial condition. We currently believe these securities are not significantly impaired for the reasons described above; however, it could take until the final maturity of the underlying notes (up to 30 years) to realize our investments’ recorded value.

Impact of Foreign Currency Rate Changes

The functional currencies of our international operating subsidiaries are the local currencies. We translate the assets and liabilities of our foreign subsidiaries at the exchange rates in effect on the balance sheet date. We translate their income and expenses at the average rates of exchange in effect during the period. We include translation gains and losses in the stockholders’ equity section of our balance sheet. We include net gains and losses resulting from foreign exchange transactions in interest income and other in our statements of operations. Since we translate foreign currencies (primarily Canadian dollars, British Pound Sterling, Australia dollars, and Indian rupees) into U.S. dollars for financial reporting purposes, currency fluctuations may have a material impact on our financial results. We have both revenue and expenses that are denominated in foreign currencies. Foreign currency expenses are generally larger than foreign currency revenue. A weaker U.S. dollar environment would generally have a negative impact on our statement of operations, while a stronger U.S. dollar environment would have a positive impact on our statement of operations. The historical impact of currency fluctuations has generally been immaterial. As of June 30, 2010 we did not engage in foreign currency hedging activities.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended June 30, 2010, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

•

Our expectations regarding sales of the Sammsoft software products we acquired in the fourth quarter of 2009 and our ability to develop, market and sell these products and to source, develop and distribute additional software products and integrate such products into our business;

•	Our expectations regarding our ability to deliver premium technology services efficiently;

•	Our ability to hire, train, manage and retain personal technology experts in a home-based model;

•	Our ability to match staffing levels with service volume;

•	Our beliefs and expectations regarding the introduction of new services and products;

•	Our beliefs and expectations regarding new business opportunities and renewals of existing relationships;

•	Our expectations regarding revenues, cash flows and expenses, including cost of goods sold, sales and marketing, research and development efforts, and administrative expenses;

•	Our assessment of seasonality, mix of revenue, and other trends for our business;

•	Our expectations regarding the costs and other effects of acquisition and disposition transactions;

•	Our expectations regarding unit volumes, pricing and other factors in the PC market and the effects of such factors on our business;

•	Our beliefs regarding the impact of global economic instability on our business;

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

Our Consumer business is a technology-enabled services business launched in 2007 to provide services and software that help consumers and small businesses with their technology needs. Prior to 2007, we operated only our Enterprise business, which we sold in the second quarter of 2009. We are executing a plan to grow our business by providing premium technology services to consumers both through channel partners and directly. We may not be able to offer these services successfully. All of our Personal Technology Experts are home-based, which requires a high degree of coordination and quality control of employees working from diverse and remote locations. We are currently experiencing financial losses in our business and we expect to continue to use significant cash and incur significant costs to support this initiative. These investments, which typically are made in advance of revenue, may not yield increased revenue to offset these expenses. As a result of these factors, the future revenue and income potential of our business is uncertain. Any evaluation of our business and our prospects must be considered in light of these factors and the risks and uncertainties often encountered by companies in our early stage of development. Some of these risks and uncertainties relate to our ability to do the following:

•	Maintain our current relationships, and develop new relationships, with channel partners and consumers on acceptable terms or at all;

•	Reach consumers directly in a cost-effective fashion;

•	Hire, train, manage and retain our home-based personal technology experts;

•	Meet anticipated growth targets;

•	Manage our business to provide services on an efficient basis in order to achieve profitability;

•	Successfully introduce new, and adapt our existing, services and products for consumers;

•	Respond effectively to competition;

•	Adapt to industry consolidation;

•	Respond to government regulations relating to our business;

•	Attract and retain qualified management and employees; and

•	Manage our expanding operations and implement and improve our operational, financial and management controls.

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

Several factors that have contributed or may in the future contribute to fluctuations in our operating results include:

•	Demand for our services and products;

•	Our ability to increase the efficiency and capacity of our service delivery organization;

•	The performance of our channel partners;

•	Our ability to effectively match staffing levels with service volumes;

•	Our reliance on a small number of channel partners for a substantial portion of our revenue;

•	Our ability to attract and retain customers and channel partners;

•	The rate of expansion of our offerings and our investments therein;

•	The price and mix of products and services we or our competitors offer;

•	Changes in the PC market relating to unit volume, pricing and other factors and the effects of such changes on our business;

•	Instability in the global macroeconomic climate and its effect on our and our channel partners’ operations;

•	Our ability to adapt to our customers’ needs in a market space defined by frequent technological change;

•	Seasonal trends resulting from consumer spending patterns;

•	The amount and timing of operating costs and capital expenditures in our business;

•	Diversion of management’s attention from other business concerns and disruption of our ongoing business as a result of acquisitions or divestitures by us;

•	Potential losses on investments, or other losses from financial instruments we may hold that are exposed to market risk; and

•	The exercise of judgment by our management in making accounting decisions in accordance with our accounting policies.

Our inability to meet future financial performance targets that we announce or that are published by research analysts could cause the market price of our common stock to decline.

From time to time, we provide guidance related to our future financial performance. In addition, financial analysts may publish their own expectations of our future financial performance. Because our quarterly revenue and our operating results fluctuate and are difficult to predict, future financial performance is difficult to predict. In the past, including in the second quarter of 2010, we have failed to meet our guidance and our stock price has declined. Generally, the market prices of technology companies have been extremely volatile. Stock prices of many technology companies have often fluctuated in a manner unrelated or disproportionate to the operating performance of such companies. In the past, following periods of market volatility, stockholders have often initiated securities class action litigation relating to the stock trading and price volatility of the technology company in question. Any securities litigation we may become involved in could result in our incurring substantial defense costs and diverting resources and the attention of management from our business.

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

In 2009, one customer, Office Depot, accounted for the substantial majority of our total revenue after giving effect to the sale of our Enterprise business. Although we are implementing and expanding programs with several other channel partners as well as growing our software business, Office Depot will, at least in the near term, account for a significant portion of our total revenue. Over the course of 2009, the percentage of revenue attributable to Office Depot has decreased each quarter. We expect the percent of revenue attributable to Office Depot to decline further in 2010 as we expand our service channel partnerships and grow our software business. Our agreement with Office Depot has a limited initial term and provides for a renewal period if agreed to by the parties. This agreement may not be renewed on acceptable terms or at all. Even if the agreement continues to be renewed, however, it does not require Office Depot to do any minimum amount of business with us, and therefore Office Depot could decide at any time to reduce or eliminate its use of our services. Our revenue could decline significantly because of the loss or decline in activity of Office Depot or the delay or loss of a significant program by other channel partners. Additionally, we may not obtain new channel partners or customers. The failure to obtain significant new channel partners or the loss or decline of significant channel partners would have a material adverse effect on our operating results. Further risks associated with the loss or decline in a significant channel partner are detailed in “Our failure to establish and expand successful partnerships to sell our services and products would harm our operating results” below.

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

The competitors in our markets for services and software can have some or all of the following comparative advantages: longer operating histories; greater economies of scale; greater financial resources; greater engineering and technical resources; greater sales and marketing resources; stronger strategic alliances and distribution channels; lower labor costs; products with different functions and feature sets; and greater brand recognition than we have. We expect new competitors to continue to enter our services market given its relatively early stage, and we expect our software market to remain competitive.

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

We license technologies from third parties which are integrated into our services and software. We rely on a third party to develop certain of the Sammsoft software products we acquired in the fourth quarter of 2009. Our use of technologies licensed on a non-exclusive basis from third parties, including the developer of certain of the Sammsoft products, poses certain risks. Some of the third-party technologies we license may be provided under “open source” licenses, which may have terms that require us to make generally available our modifications or derivative works based on such open source code. Our inability to obtain or integrate third-party technologies with our own technology could delay service development until equivalent compatible technology can be identified, licensed and integrated. These third-party technologies may not continue to be available to us on commercially reasonable terms or at all. If our relationship with third parties were to deteriorate, or if such third parties were unable to develop innovative and saleable products, we could be forced to identify a new developer and our future revenue could suffer. We may fail to successfully integrate any licensed technology into our services or software, or maintain it through our own development work, which would harm our business and operating results. Third-party licenses also expose us to increased risks that include:

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

We are a publicly traded company and are subject to SEC and Nasdaq rules and regulations, including the Sarbanes-Oxley Act of 2002. While all public companies face the costs and burdens associated with being publicly traded, given the size of our business, the costs and burden of being a public company will be material. We had approximately $79.0 million in cash, cash equivalents and investments as of June 30, 2010. In the past our market capitalization has been lower than our cash balance. If that were to occur again, we may be a take-over target in the future. This might cause distractions for our management and our board of directors and might otherwise prevent us from executing on our strategy for the business to build long term stockholder value.

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

Goodwill and identifiable intangible assets were recorded in part due to our acquisition of substantially all of the assets and liabilities of YourTechOnline.com (“YTO”) in May 2008 and our acquisition of substantially all of the assets of Xeriton in December 2009. We also have certain intangible assets with indefinite lives. We assess the impairment of goodwill and indefinite lived intangible assets annually or more often if events or changes in circumstances indicate that the carrying value may not be recoverable. We assess the impairment of acquired product rights and other finite lived intangible assets whenever events or changes in circumstances indicate that its carrying amount may not be recoverable. Our results of operations would be adversely affected if impairment of our goodwill or intangible assets occurred.

Economic instability may harm our operating results and the financial condition of our business.

As has been widely reported, over the past two years the global economy has been experiencing extreme disruption, including, among other things, higher mortgage delinquencies, increased unemployment, decreased consumer spending, highly volatile securities markets, diminished liquidity and credit availability, currency fluctuation and downgrades and declining valuations of certain investments. These economic developments potentially affect our business in several ways. Consumers may be less willing to pay for our services, including seasonal periods in which we have typically experienced growth such as the Back to School period in the third quarter. In addition, our channel partners and prospects may be unable to obtain financing for major commitments and operations, they may reduce their spending or delay or cancel programs that include our offerings and they may be unable to pay us in a timely fashion or at all. While we monitor these situations carefully and attempt to take appropriate measures to protect ourselves by recognizing revenue upon collection of accounts from channel partners we deem to have credit risks and upon sell-through by resellers, it is possible that we may have to write down or write off doubtful accounts. Such write-downs or write-offs would negatively affect our operating results for the period in which they occur and, if large enough, could have a material adverse effect on our operating results and financial condition. Our business, including our investment portfolio, may be harmed by general decreases in economic activity, including decreases in business and consumer spending and uncertainty due to economic disruptions and government intervention in the financial markets. We cannot predict the duration and severity of the current disruption in the macroeconomic climate and market conditions, and these conditions may harm our operating results.

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

August 6, 2010	SUPPORT.COM, INC.

	By:	/S/ SHELLY SCHAFFER
Shelly Schaffer
Chief Financial Officer and
Executive Vice President of Finance and
Administration

EXHIBIT INDEX TO SUPPORT.COM, INC.

QUARTERLY REPORT ON FORM 10-Q

FOR THE QUARTER ENDED JUNE 30, 2010

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