Form 10-Q/A
period 2009-09-30
Support.com, Inc.
filed 2010-08-09
CIK 1104855

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q/A

Amendment No. 1

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

On October 31, 2009, 46,621,820 shares of the Registrant’s Common Stock, $0.0001 par value, were outstanding

EXPLANATORY NOTE

This amendment number 1 to our quarterly report on Form 10-Q/A (“Form 10-Q/A”) is being filed solely to include a revised Exhibit 10.1. This amendment does not amend any other information set forth in the Form 10-Q, and we have not updated disclosures contained therein to reflect any events that occurred subsequent to the date of such report. In addition, in connection with the filing of this Amendment and pursuant to Rule 12b-15 of the Securities Exchange Act of 1934, as amended, the certifications of our principal executive officer and principal financial officer are attached as exhibits to this Amendment.

ITEM 6.	EXHIBITS

Exhibits.

10.1	Professional Services Agreement between Office Depot and SupportSoft, dated as of July 26, 2007

10.2	Amendment No. 1 to the Professional Services Agreement between Office Depot and SupportSoft effective as of July 30, 2007(1)

10.3	Amendment No. 2 to the Professional Services Agreement between Office Depot and SupportSoft effective as of June 3, 2009(1)

10.4	Amendment No. 3 to the Professional Services Agreement between Office Depot and SupportSoft effective as of July 8, 2009(1)

10.5	Amendment No. 4 to the Professional Services Agreement between Office Depot and SupportSoft effective as of August 27, 2009(1)

31.1	Chief Executive Officer Section 302 Certification

31.2	Chief Financial Officer Section 302 Certification

32.1	Statement of the Chief Executive Officer under 18 U.S.C. § 1350(2)

32.2	Statement of the Chief Financial Officer under 18 U.S.C. § 1350(2)

(1)	Confidential treatment has been granted for portions of this exhibit.
(2)	The certifications filed as Exhibits 32.1 and 32.2 are not deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934 and are not to be incorporated by reference into any filing of the Company under the Securities Exchange Act of 1933 or the Securities Exchange Act of 1934, whether made before or after the date hereof irrespective of any general incorporation by reference language contained in any such filing, except to the extent that the registrant specifically incorporates it by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

August 6, 2010

SUPPORTSOFT, INC.

By:	/S/ SHELLY SCHAFFER
Shelly Schaffer
Chief Financial Officer and
Executive Vice President of Finance and
Administration

EXHIBIT INDEX TO SUPPORTSOFT, INC.

QUARTERLY REPORT ON FORM 10-Q

FOR THE QUARTER ENDED SEPTEMBER 30, 2009

10.1	Professional Services Agreement between Office Depot and SupportSoft, dated as of July 26, 2007

10.2	Amendment No. 1 to the Professional Services Agreement between Office Depot and SupportSoft effective as of July 30, 2007(1)

10.3	Amendment No. 2 to the Professional Services Agreement between Office Depot and SupportSoft effective as of June 3, 2009(1)

10.4	Amendment No. 3 to the Professional Services Agreement between Office Depot and SupportSoft effective as of July 8, 2009(1)

10.5	Amendment No. 4 to the Professional Services Agreement between Office Depot and SupportSoft effective as of August 27, 2009(1)

31.1	Chief Executive Officer Section 302 Certification

31.2	Chief Financial Officer Section 302 Certification

32.1	Statement of the Chief Executive Officer under 18 U.S.C. § 1350(2)

32.2	Statement of the Chief Financial Officer under 18 U.S.C. § 1350(2)

(1)	Confidential treatment has been requested for portions of this exhibit.
(2)	The certifications filed as Exhibits 32.1 and 32.2 are not deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934 and are not to be incorporated by reference into any filing of the Company under the Securities Exchange Act of 1933 or the Securities Exchange Act of 1934, whether made before or after the date hereof irrespective of any general incorporation by reference language contained in any such filing, except to the extent that the registrant specifically incorporates it by reference.