Form 10-Q
period 2010-09-30
Support.com, Inc.
filed 2010-11-05
CIK 1104855

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2010

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

On October 31, 2010, 47,146,245 shares of the Registrant’s Common Stock, $0.0001 par value, were outstanding.

SUPPORT.COM, INC.

FORM 10-Q

QUARTERLY PERIOD ENDED SEPTEMBER 30, 2010

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

SUPPORT.COM, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands)

	September 30, 2010	December 31, 2009
	(Unaudited)	(1)
ASSETS
Current assets:
Cash and cash equivalents	$31,692	$23,547
Short-term investments	40,582	56,488
Auction-rate securities put option	—	1,289
Accounts receivable, net	4,436	3,190
Prepaid expenses and other current assets	1,736	1,252

Total current assets	78,446	85,766
Long-term investments	2,970	3,444
Property and equipment, net	493	447
Goodwill	10,181	10,171
Purchased technology, net	247	309
Intangible assets, net	1,166	1,450
Other assets	559	372

Total assets	$94,062	$101,959

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$5	$99
Accrued compensation	1,682	745
Other accrued liabilities	4,275	3,045
Deferred revenue	1,357	726

Total current liabilities	7,319	4,615
Other long-term liabilities	917	992

Total Liabilities	8,236	5,607

Stockholders’ equity:
Common stock	5	5
Additional paid-in capital	225,466	221,822
Accumulated other comprehensive loss	(1,287)	(1,233)
Accumulated deficit	(138,358)	(124,242)

Total stockholders’ equity	85,826	96,352

Total liabilities and stockholders’ equity	$94,062	$101,959

(1)	Derived from the December 31, 2009 audited Consolidated Financial Statements included in the Annual Report on Form 10-K, as filed with the Securities and Exchange Commission (“SEC”) on March 12, 2010.

See accompanying notes.

SUPPORT.COM, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share amounts)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
Revenue:
Services	$9,280	$4,542	$22,892	$11,468
Software and other	2,898	58	9,031	179

Total revenue	12,178	4,600	31,923	11,647

Cost of revenue:
Cost of services	6,927	3,887	19,757	12,543
Cost of software and other	294	—	977	—

Total cost of revenue	7,221	3,887	20,734	12,543

Gross profit (loss)	4,957	713	11,189	(896)

Operating expenses:
Research and development	1,274	1,306	3,898	4,609
Sales and marketing	4,889	1,604	13,180	5,662
General and administrative	2,499	4,265	8,338	10,843
Amortization of intangible assets	93	42	274	126

Total operating expenses	8,755	7,217	25,690	21,240

Loss from operations	(3,798)	(6,504)	(14,501)	(22,136)
Interest income and other, net	101	117	436	237

Loss from continuing operations, before income taxes	(3,697)	(6,387)	(14,065)	(21,899)
Income tax provision (benefit)	56	(918)	78	(3,755)

Loss from continuing operations, after income taxes	(3,753)	(5,469)	(14,143)	(18,144)
Income (loss) from discontinued operations, after income taxes	30	(298)	27	7,220

Net loss	$(3,723)	$(5,767)	$(14,116)	$(10,924)

Earnings (loss) per share:
Basic and diluted earnings per share
Loss from continuing operations	$(0.08)	$(0.12)	$(0.30)	$(0.39)
Income (loss) from discontinued operations	0.00	(0.00)	0.00	0.15

Net earnings (loss) per share	$(0.08)	$(0.12)	$(0.30)	$(0.24)

Shares used in computing per share amounts:
Basic	46,721	46,376	46,576	46,356

Diluted	46,721	46,376	46,576	46,356

See accompanying notes.

SUPPORT.COM, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(Unaudited)

	Nine Months Ended September 30,
	2010	2009
Operating Activities:
Net loss	$(14,116)	$(10,924)
Adjustments to reconcile net loss to net cash used in operating activities:
Gain on the sale of discontinued operations, net of tax	—	(4,577)
Depreciation	228	513
Write-off of fixed assets	—	323
Realized gain on investments	(10)	—
Amortization of premiums and discounts on investments	740	80
Amortization of purchased technology	62	153
Amortization of intangible assets	274	126
Realized loss on put option re-valuation	1,289	4,737
Realized gain on auction-rate securities	(1,289)	(4,737)
Stock-based compensation	2,614	2,975
Changes in assets and liabilities:
Accounts receivable, net	(1,246)	2,830
Prepaid expenses and other current assets	(493)	98
Other long-term assets	(214)	(237)
Accounts payable	(93)	(804)
Accrued compensation	929	(893)
Other accrued liabilities	1,212	(8,347)
Other long-term liabilities	(63)	129
Deferred revenue	631	(1,183)

Net cash used in operating activities	(9,545)	(19,738)

Investing Activities:
Proceeds from sale of discontinued operations	—	20,475
Purchase of developed technology	—	(350)
Purchases of property and equipment	(273)	(126)
Purchases of investments	(44,462)	(42,918)
Sales of investments	30,598	—
Maturities of investments	30,781	13,050

Net cash provided by (used in) investing activities	16,644	(9,869)

Financing Activities:
Proceeds from issuances of common stock	1,030	417

Net cash provided by financing activities	1,030	417

Effect of exchange rate changes on cash and cash equivalents	16	22

Net increase in cash and cash equivalents	8,145	(29,168)
Cash and cash equivalents at beginning of period	23,547	64,306

Cash and cash equivalents at end of period	$31,692	$35,138

Supplemental schedule of cash flow information:
Income taxes paid	$75	$131

See accompanying notes.

SUPPORT.COM, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 1. Significant Accounting Policies

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements include the accounts of Support.com, Inc. (the “Company” or “Support.com”) and its wholly owned subsidiaries. All intercompany balances and transactions have been eliminated. The balance sheet as of September 30, 2010 and the statements of operations for the three and nine months ended September 30, 2010 and 2009 and cash flows for the nine months ended September 30, 2010 and 2009 are unaudited. In the opinion of management, these unaudited interim condensed consolidated financial statements reflect all adjustments (consisting of normal recurring adjustments) that are necessary for a fair presentation of the results for, and as of, the periods shown. The results of operations for such periods are not necessarily indicative of the results expected for the full fiscal year or for any future period. The condensed consolidated balance sheet information as of December 31, 2009 is derived from audited financial statements as of that date. These unaudited interim condensed consolidated financial statements should be read with the consolidated financial statements and related notes included in the Company’s Annual Report on Form 10-K, filed with the Securities and Exchange Commission on March 12, 2010.

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

Reclassifications

Certain amounts in the condensed consolidated financial statements and accompanying notes for the prior periods have been reclassified to conform to the current periods’ presentation. On December 7, 2009 we acquired substantially all of the assets of Xeriton, Inc. and began to report software, and other revenues and cost of revenues on our condensed consolidated financial statements. Following this change in presentation, certain royalty revenues previously reported in the services line have been reclassified to software and other. Net operating results have not been affected by these reclassifications.

Subsequent Events Evaluation

In accordance with Accounting Standard Codification (“ASC”) 855 (formerly, Financial Standards Accounting Board, “FASB” 165, Subsequent Events), management has reviewed and evaluated material subsequent events through the filing date of the Company’s Form 10Q for the period ended September 30, 2010. All appropriate subsequent event disclosures, if any, have been made in the notes to our condensed consolidated financial statements.

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

We provide services to consumers and small business, either through our channel partners (which include brick and mortar and online retailers, anti-virus providers, PC/consumer electronics (“PC/CE”) manufacturers, internet service providers (“ISP’s”), and others) or directly via our website (www.support.com). We transact with customers via reseller programs, referral programs and direct transactions. In reseller programs, the channel partner generally executes the financial transactions with the consumer and pays a fee to us which we recognize as revenue when the service is provided. In referral programs, we transact with the consumer directly and pay a referral fee to the referring party. In such instances, since we are the transacting party and bear substantially all risks associated with the transaction, we record the gross amount of revenue. In direct-to-consumer transactions, we sell directly to the consumer at the retail price.

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

SUPPORT.COM, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

Cash, Cash Equivalents and Investments

All liquid instruments with an original maturity at the date of purchase of ninety days or less are classified as cash equivalents. Cash equivalents and short-term investments consist primarily of money market funds, commercial paper, corporate and municipal bonds and auction-rate securities (ARS) held by UBS, which have a put option exercisable within one year. On June 30, 2010, we exercised our rights under the Rights Agreement with UBS and settled the ARS for cash on June 30 and July 1, 2010. As of September 30, 2010, there were no ARS held by UBS as a result of this exercise. Long-term investments consist of other ARS positions not held with UBS. Other than the ARS held by UBS, our cash equivalents and short-term investments are classified as available-for-sale, and are reported at fair value with unrealized gains(losses) (when deemed to be temporary) included in accumulated other comprehensive income within stockholders’ equity on the condensed consolidated balance sheets. The ARS held by UBS were classified as trading securities and were reported at fair value with realized gains(losses) included in interest income(expense) and other, net in the condensed consolidated statements of operations. We have designated all long-term investments as available-for-sale and they are therefore reported at fair value, with unrealized gains(losses) recorded in accumulated other comprehensive income. For the nine months ended September 30, 2010, we recorded a realized loss of $1.3 million on re-valuation of the ARS put option, offset with a realized gain of $1.3 million on the ARS held by UBS, for a net realized gain(loss) of zero. For the three months ended September 30, 2009, we recorded a realized loss of $1.0 million on the ARS put option re-valuation, offset by a realized gain of $1.0 million on the UBS ARS. For the nine months ended September 30, 2009, we had a net realized gain(loss) of zero as the put option re-valuation fully offset the UBS ARS re-valuation. We recorded net unrealized losses on available-for-sale securities of $83,000 and $61,000 at September 30, 2010 and December 31, 2009, respectively.

We monitor our investments for impairment on a quarterly basis and determine whether a decline in fair value is other-than-temporary by considering factors such as current economic and market conditions, the credit rating of the security’s issuer, the length of time an investment’s fair value has been below our carrying value, the Company’s intent to sell the security and the Company’s belief that it will not be required to sell the security before the recovery of its amortized cost. If an investment’s decline in fair value is deemed to be other-than-temporary, we reduce its carrying value to its estimated fair value, as determined based on quoted market prices or liquidation values. Declines in value judged to be other-than-temporary, if any, are recorded in operations as incurred. At September 30, 2010, the Company evaluated its unrealized gains(losses) on available-for-sale securities and determined them to be temporary. The ARS investments have been in a continuous unrealized loss position for more than 12 months. In accordance with ASC 320 (formerly, FSP No. 115-2, Investments-Debt and Equity Securities), the Company concluded that it does not intend to sell a security with an unrealized loss and it will not be required to sell the security before the recovery of its amortized cost basis.

The following is a summary of cash, cash equivalents and investments at September 30, 2010 and December 31, 2009 (in thousands):

As of September 30, 2010	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Cash	$4,775	$—	$—	$4,775
Money Market Funds	24,917	—	—	24,917
Commercial Paper	5,496	0	(0)	5,496
Corporate Bonds	16,915	27	(4)	16,938
Corporate Notes	18,122	30	(5)	18,147
Treasuries	2,001	0	—	2,001
Auction-rate Securities	3,100	—	(130)	2,970

	$75,326	$57	$(139)	$75,244

Classified as:

Cash and cash equivalents	$31,692	$—	$—	$31,692
Short-term investments	40,534	57	(9)	40,582
Long-term investments	3,100	—	(130)	2,970

	$75,326	$57	$(139)	$75,244

SUPPORT.COM, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

As of December 31, 2009	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Gross Realized Losses	Fair Value
Cash	$3,429	$—	$—	$—	$3,429
Money Market Fund	20,118	—	—	—	20,118
Certificates of Deposit	1,200	—	—	—	1,200
Agency Bonds	3,500	2	(1)	—	3,501
Commercial Paper	7,895	1	(0)	—	7,896
Corporate Bonds	12,384	27	(7)	—	12,404
Corporate Notes	8,203	73	—	—	8,276
U.S. Government Agency Securities	4,000	0	—	—	4,000
Auction-rate Securities(1)	24,100	—	(156)	(1,289)	22,655	(1)

	$84,829	$103	$(164)	$(1,289)	$83,479	(1)

Classified as:
Cash and cash equivalents	$23,547	$—	$—	$—	$23,547
Short-term investments	57,682	103	(8)	(1,289)	56,488
Long-term investments	3,600	—	(156)	—	3,444

	$84,829	$103	$(164)	$(1,289)	$83,479	(1)

(1)

In addition to the fair value of our auction-rate securities holdings, we held the auction-rate security put option, which was classified as a short-term asset valued at $1.3 million as of December 31, 2009. At December 31, 2009, the fair value of cash, cash equivalents, investments and the auction-rate security put option was $84.8 million.

The following tables summarize the estimated fair value of our available-for-sale and trading debt securities classified by the stated maturity date of the security at September 30, 2010 and December 31, 2009:

As of September 30, 2010
Due within one year	$39,831
Due within two years	$2,751
Due after three years	$2,970

As of December 31, 2009
Due within one year	$33,591
Due within two years	$3,686
Due after three years	$22,655

At September 30, 2010 and December 31, 2009 we had investments in AAA-rated ARS with various state student loan authorities with estimated fair values of $3.0 million and $22.7 million, respectively. The student loans made by these authorities are substantially guaranteed by the federal government through the Federal Family Education Loan Program (FFELP). ARS are long-term floating rate bonds tied to short-term interest rates. After the initial issuance of the securities, the interest rate on the securities is reset periodically, at intervals established at the time of issuance (e.g., every seven days, twenty-eight days, thirty-five days, or every six months), based on market demand, if the auctions are successful. ARS are bought and sold in the marketplace through a competitive bidding process often referred to as a “Dutch auction.” If there is insufficient interest in the securities at the time of an auction, the auction may not be completed and the ARS then pays a default interest rate. Following such a failed auction, we cannot access our funds that are invested in the corresponding ARS until a future auction of these investments is successful, new buyers express interest in purchasing these securities in between reset dates, issuers establish a different form of financing to replace these securities or final payments become due according to contractual maturities. Commencing in February 2008, conditions in the global credit markets resulted in failed auctions for all of our ARS. In the near term, our ability to liquidate our investments or fully recover the carrying values may be limited or not exist.

SUPPORT.COM, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

In October 2008, UBS extended an offer of rights to us to sell our eligible ARS at par value back to UBS beginning June 30, 2010 through July 2, 2012. All of the UBS ARS qualified as “eligible” for purposes of the rights offer. In November 2008, we elected to accept the offer of rights from UBS, which gave us the option to sell to UBS a total of $20.2 million at par value at any time beginning June 30, 2010 through July 2, 2012. Upon acceptance of the UBS rights offer, we elected to value the ARS put option at fair value as allowed under ASC 825 (formerly, SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities).” Refer to the Auction-Rate Securities Put Option section below for further discussion. Given the UBS rights offer, we elected a one-time transfer of our UBS ARS from available-for-sale to trading securities in accordance with ASC 320 (formerly FASB Statement No. 115, “Accounting for Certain Investments in Debt and Equity Securities” (SFAS 115)). The transfer to trading securities reflected management’s intent to exercise its ARS put option during the period June 30, 2010 to July 2, 2012. On June 30, 2010, we exercised our rights under the Rights Agreement with UBS. Of the $20.2 million par value we held immediately prior to exercising the put, $11.1 million was settled on June 30, 2010 and the remaining $9.1 million was settled on July 1, 2010.

We determined that the gross unrealized losses on our available-for-sale investments as of September 30, 2010 are temporary in nature. The fair value of our ARS at September 30, 2010 reflects an unrealized loss of $130,000, entirely related to securities classified as available-for-sale.

Fair value for non-UBS ARS, classified as available-for sale, was based on a discounted cash flow valuation that takes into account a number of factors including the weighted average remaining term (WART) of the underlying securities, the expected return, and the discount rate. The actual WART from servicing reports was used where available. For securities where the actual WART was not available an estimate based on other securities held was used. The expected return was calculated based on the last twelve months’ average for the 91 day T-bill plus a spread. This rate is the typical default rate for ARS held by us. The discount rate was calculated using the 3-month LIBOR rate plus adjustments for the security type. Changes in any of the above estimates, especially the weighted average remaining term or the discount rate, could result in a material change to the fair value. Presently we have determined the decline in value for the available-for-sale ARS to be temporary because i) we have no intent to sell the security, and we believe that we will not be required to sell the security before the recovery of its amortized cost due to our cash reserves; ii) through September 30, 2010 all of the securities have maintained AAA credit ratings; and iii) loans made by the issuers are backed by the federal government. In accordance with FSP No. 115-2, we also conclude that we do not intend to sell an impaired available-for-sale security and will not be required to sell such a security before the recovery of our amortized cost.

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

Auction-Rate Securities Put Option

In November 2008, we signed a Rights Agreement with UBS concerning the disposition of our ARS. The UBS agreement gave us the right to sell our ARS back to UBS, at par value, beginning June 30, 2010 through July 2, 2012. The rights represent a freestanding financial instrument for accounting purposes. As noted above, we elected to value this “put” option at fair value as allowed under ASC 825 (formerly SFAS No. 159). As such, we recognized the value of the repurchase right as an asset with the corresponding gain recorded in earnings. Fair value was determined using a “with and without” approach based on a discounted cash flow valuation comparing the value of the auction rate securities with the put option and without it. We took into account the same factors as those used to value the auction rate securities noted above, adjusted to account for differences in cash flow timing and UBS credit risk. The value of the rights offer was recorded in interest income and expense, net. On June 30, 2010, we exercised our rights under the Rights Agreement with UBS. The value of the ARS put option at September 30, 2010 and December 31, 2009 was zero and $1.3 million, respectively.

Fair Value Measurements

Fair value is defined under ASC 820 (formerly, SFAS No. 157, Fair Value Measurements and Disclosures), as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. Valuation techniques used to measure fair value ASC 820 must maximize the use of observable inputs and minimize the use of unobservable inputs. The standard describes a fair value hierarchy based on three levels of inputs, of which the first two are considered observable and the last unobservable, that may be used to measure fair value, which are the following:

•	Level 1 - Quoted prices in active markets for identical assets or liabilities.

SUPPORT.COM, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

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

The Company recognizes transfers between levels at the end of each reporting period. In accordance with ASC 820, the following table represents our fair value hierarchy for our financial assets (cash equivalents and investments) and the UBS put contract measured at fair value on a recurring basis as of September 30, 2010 and December 31, 2009 (in thousands):

As of September 30, 2010	Level 1	Level 2	Level 3	Total
Cash	$4,775	$—	$—	$4,775
Money Market Funds	24,917	—	—	24,917
Commercial Paper	—	5,496	—	5,496
Corporate Bonds	—	16,938	—	16,938
Corporate Notes	—	18,147	—	18,147
Treasuries	—	2,001	—	2,001
Auction-rate Securities	—	—	2,970	2,970

Total	$29,692	$42,582	$2,970	$75,244

As of December 31, 2009	Level 1	Level 2	Level 3	Total
Cash	$3,429	$—	$—	$3,429
Money Market Funds	21,318	—	—	21,318
Agency Bonds	—	3,501	—	3,501
Commercial Paper	—	7,896	—	7,896
Corporate Bonds	—	12,404	—	12,404
Corporate Notes	—	8,276	—	8,276
U.S Government Agency Securities	—	4,000	—	4,000
Auction-rate Securities	—	—	22,655	22,655
Auction-rate Securities Put Option	—	—	1,289	1,289

Total	$24,747	$36,077	$23,944	$84,768

Level 2 securities are priced using quoted market prices for similar instruments, nonbinding market prices that are corroborated by observable market data, or discounted cash flow techniques. There have been no transfers between Level 1 and Level 2 measurements during the nine months ended September 30, 2010.

Level 3 assets consist of non-UBS ARS with various state student loan authorities and (for reporting periods prior to September 30, 2010) the ARS put option. Beginning in February 2008, all auctions for the ARS have failed. Based on the continued failure of these auctions and the underlying maturities of the securities, we continue to classify our non-UBS holdings as long-term assets. The fair value of the auction-rate securities as of September 30, 2010 and December 31, 2009 was estimated by management.

SUPPORT.COM, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

The following tables provide a summary of changes in fair value of our Level 3 financial assets as of September 30, 2010 and 2009 (in thousands):

	Three Months Ended September 30, 2010		Three Months Ended September 30, 2009
	Auction-Rate Securities	Auction-Rate Securities Put Option	Auction-Rate Securities	Auction-Rate Securities Put Option
Beginning balance at June 30	$12,054	$—	$20,306	$3,424
Transfer into Level 3	—	—	—	—
Sales	(9,100)	—	(150)	—
Total gains/(losses):
Included in interest income (expense) and other, net	—	—	1,013	(1,013)
Included in other comprehensive income	16	—	337	—

Ending balance at September 30	$2,970	$—	$21,506	$2,411

	Nine Months Ended September 30, 2010		Nine Months Ended September 30, 2009
	Auction-Rate Securities	Auction-Rate Securities Put Option	Auction-Rate Securities	Auction-Rate Securities Put Option
Beginning balance at December 31	$22,655	$1,289	$15,766	$7,148
Transfer into Level 3	—	—	—	—
Sales	(20,900)	—	(250)	—
Total gains/(losses):
Included in interest income (expense) and other, net	1,289	(1,289)	4,737	(4,737)
Included in other comprehensive income	(74)	—	1,253	—

Ending balance at September 30	$2,970	$—	$21,506	$2,411

Concentrations of Credit Risk

Financial instruments that potentially subject us to concentrations of credit risk consist principally of cash equivalents, investments and trade accounts receivable. Our investment portfolio consists of investment grade securities. Except for obligations of the United States government and securities issued by agencies of the United States government, we diversify our investments by limiting our holdings with any individual issuer. We are exposed to credit risks in the event of default by the issuers to the extent of the amount recorded on the balance sheet. At September 30, 2010, we held approximately $3.0 million of AAA-rated student loan auction-rate debt securities. See the Cash, Cash Equivalents and Investments section of this Note 1 to the condensed consolidated financial statements for more information.

The credit risk in our trade accounts receivable is mitigated by our credit evaluation process and reasonably short payment terms. At September 30, 2010, Customer A, Customer B and Customer C accounted for 63%, 20% and 10%, respectively, of our total accounts receivable. No other customers accounted for 10% or more of our total accounts receivable. At December 31, 2009, Customer A accounted for 80% of our total accounts receivable. No other customers accounted for 10% or more of our total accounts receivable.

For the three months ended September 30, 2010, Customer A and Customer B accounted for 42% and 22% of our total revenue, respectively. There were no other customers that accounted for 10% or more of total revenue. For the three months ended September 30, 2009, Customer A accounted for 85% of our total revenue. There were no other customers that accounted for 10% or more of total revenue. For the nine months ended September 30, 2010, Customer A and Customer B accounted for 45% and 13% of our total revenue, respectively. There were no other customers that accounted for 10% or more of total revenue. For the nine months ended September 30, 2009, Customer A accounted for 87% of our total revenue. There were no other customers that accounted for 10% or more of total revenue.

Trade Accounts Receivable and Allowance for Doubtful Accounts

        Trade accounts receivable are recorded at the invoiced amount. We perform evaluations of our customers’ financial condition and generally do not require collateral. We make judgments as to our ability to collect outstanding receivables and provide allowances for a portion of receivables when collection becomes doubtful. Provisions are made based upon a specific review of all significant outstanding invoices. For those invoices not specifically provided for, provisions are recorded at differing rates, based upon the age of the receivable. In determining these percentages, we analyze our historical collection experience and current payment trends. The determination of past-due accounts is based on contractual terms. At September 30, 2010 and December 31, 2009, we had an allowance for doubtful accounts of $17,000 and $9,000, respectively.

SUPPORT.COM, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

Property and Equipment

Property and equipment is stated at cost, less accumulated depreciation which is determined using the straight-line method over an estimated useful life of 2 years for computer equipment and software, 3 years for furniture and fixtures, and the shorter of the estimated useful life or the lease term for leasehold improvements. Repairs and maintenance costs are expensed as incurred.

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

Purchased Technology and Internal Use Software

We capitalize costs related to software that we license and incorporate into our product and service offerings or develop for internal use. In July 2009, we licensed source code for technology associated with remote computer access in the amount of $350,000. For the three and nine months ended September 30, 2010, we recorded amortization expense related to this technology of $21,000 and $62,000, respectively. In addition, as of September 30, 2010, we are carrying $68,000 of capitalized costs incurred during the development of software for internal use. This software is not yet implemented. We will amortize this cost over the useful life of this software once it is placed into service.

Accounting for Goodwill and Other Intangible Assets

We assess the impairment of goodwill annually or more often if events or changes in circumstances indicate that the carrying value may not be recoverable. We perform our annual impairment test on September 30. An impairment loss would be recognized if the fair value of the reporting unit is less than the carrying value of the reporting unit’s net assets on the date of the evaluation. The estimate of cash flow is based upon, among other things, certain assumptions about expected future operating performance and an appropriate discount rate determined by our management. Our estimates of discounted cash flows may differ from actual cash flows due to, among other things, economic conditions, changes to the business model or changes in operating performance. If our estimates were to change, our assessment of goodwill impairment could change and could result in write-downs of goodwill, which would be reflected by charges to our operating results for any period presented. As of September 30, 2010, we concluded there was no impairment of goodwill.

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

SUPPORT.COM, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

The fair value of our stock options granted to employees for the three and nine months ended September 30, 2010 and 2009 was estimated using the following assumptions:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
Stock Option Plan:
Risk-free interest rate	1.0%	1.9%	1.7%	1.9%
Expected term	3.6 years	3.5 years	3.6 years	3.6 years
Volatility	64.2%	63.7%	67.2%	63.5%
Expected dividend	0%	0%	0%	0%
Weighted average fair value	$2.05	$1.12	$1.61	$1.12

We recorded the following stock-based compensation expense for the three and nine months ended September 30, 2010 and 2009 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
Stock option compensation expense recognized in:
Cost of services	$42	$31	$121	$96
Cost of software	0	—	1	—
Research and development	150	133	447	330
Sales and marketing	114	155	556	514
General and administrative	421	505	1,489	1,278

	$727	$824	$2,614	$2,218

ESPP compensation expense recognized in:
Cost of services	$—	$—	$—	$3
Cost of software	—	—	—	—
Research and development	—	—	—	2
Sales and marketing	—	—	—	2
General and administrative	—	—	—	2

	$—	$—	$—	$9

Stock-based compensation expense included in total costs and expenses	$727	$824	$2,614	$2,227

SUPPORT.COM, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

The following table represents stock option activity for the nine months ended September 30, 2010:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value (in ‘000’s)
Outstanding options at the beginning of the period	10,679,057	$2.70	5.08	$2,559
Granted	1,280,750	$3.30
Exercised	(422,398)	$2.44
Forfeited	(724,713)	$2.54

Outstanding options at the end of the period	10,812,696	$2.79	4.55	$19,670

Options vested and expected to vest	10,761,622	$2.79	4.55	$19,573

Outstanding and exercisable at the end of the period	4,315,125	$3.17	3.68	$6,371

The aggregate intrinsic value in the table above represents the total pre-tax intrinsic value that would have been received by the option holders had they all exercised their options on September 30, 2010. This amount changes based on the fair market value of our stock. During the three and nine months ended September 30, 2010, the aggregate intrinsic value of options exercised under our stock option plans were $565,000 and $836,000. During the three and nine months ended September 30, 2009, the aggregate intrinsic value of options exercised under our stock option plans was $13,000 and $193,000, respectively. Total fair value of options vested during the three and nine months ended September 30, 2010 was $0.8 million and $2.6 million. Total fair value of options vested during the three and nine months ended September 30, 2009 was $0.9 million and $3.0 million, respectively.

At September 30, 2010 there was $6.8 million of unrecognized compensation cost related to existing options outstanding, which is expected to be recognized over a weighted average period of 2.6 years.

Net Loss Per Share

Basic net loss per share is computed using our net loss and the weighted average number of common shares outstanding during the reporting period. Diluted net loss per share is computed using our net loss and the weighted average number of common shares outstanding, including the effect from the potential issuance of common stock such as stock issuable pursuant to the exercise of stock options using the treasury stock method when dilutive. For the three and nine months ended September 30, 2010 and 2009, the outstanding options were excluded from the computation of diluted net loss per share since their effect would have been anti-dilutive.

The following table sets forth the computation of basic and diluted net loss per share (in thousands, except per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
Loss from continuing operations	$(3,753)	$(5,469)	$(14,143)	$(18,144)
Income(loss) from discontinued operations	30	(298)	27	7,220

Net loss	$(3,723)	$(5,767)	$(14,116)	$(10,924)

Shares used in computing basic net gain(loss) per share	46,721	46,376	46,576	46,356

Shares used in computing diluted net gain(loss) per share	46,721	46,376	46,576	46,356

Basic and diluted net loss per share from continuing operations	$(0.08)	$(0.12)	$(0.30)	$(0.39)
Basic and diluted net income(loss) per share from discontinued operations	0.00	(0.00)	0.00	0.15

Basic and diluted net loss per share	$(0.08)	$(0.12)	$(0.30)	$(0.24)

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

We generally agree to indemnify our customers against legal claims that our software products infringe certain third-party intellectual property rights. As of September 30, 2010 and 2009, we have not been required to make any payment resulting from infringement claims asserted against our customers and have not recorded any related accruals.

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

Operating results for the discontinued operation are listed below for the three and nine months ended September 30, 2009:

	Three Months Ended September 30, 2009	Nine Months Ended September 30, 2009
Revenue:
License	$—	$1,238
Maintenance	—	6,783
Services	—	4,659

Total revenue	—	12,680

Costs and expenses:
Costs of license	—	215
Cost of maintenance	2	730
Cost of services	(23)	4,117
Research and development	16	865
Sales and marketing	97	4,068

Total costs and expenses	92	9,995

Income(loss) from discontinued operations, before income taxes	$(92)	$2,685

SUPPORT.COM, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

Summary results from discontinued operations, including gain on sale and tax impact, are summarized as follows:

	Three Months Ended September 30, 2009	Nine Months Ended September 30, 2009
Income(loss) from discontinued operations, before income taxes	$(92)	$2,685
Gain(loss) on sale of discontinued operations	(285)	9,223
Income taxes provision (benefit) on discontinued operations	(80)	4,688

Income(loss) from discontinued operations, after income taxes	$(297)	$7,220

Income(loss) from discontinued operations, before income taxes, represents the Enterprise Business’ historic segment reporting, including all directly attributable revenues and costs. These revenues and costs are consistent with prior reporting methodologies, but exclude all corporate costs, primarily facilities and information technology, which were previously allocated to the segment.

Tax expenses have been attributed to discontinued operations or continuing operations based on specific analysis for federal, state and international amounts. We recorded approximately $30,000 and $27,000 of income tax benefit related to our discontinued operations for the three and nine months ended September 30, 2010. This tax benefit is a result of additional foreign interest build netted against releases of previously booked tax reserves as well as $58,000 of income tax benefit related to a true-up adjustment of the tax gain related to the Company’s discontinued operations.

Note 3. Comprehensive Loss

Comprehensive net income(loss) includes the impact of foreign currency translation adjustments and changes in the fair value of available-for-sale securities. The following are the components of comprehensive loss (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
Net loss	$(3,723)	$(5,767)	$(14,116)	$(10,924)
Net unrealized gain/(loss) on available-for-sale securities	89	360	(22)	1,261
Foreign currency translation loss	(27)	(79)	(32)	(212)

Total comprehensive loss	$(3,661)	$(5,486)	$(14,170)	$(9,876)

Income tax provision netted against unrealized gain (loss) on available-for-sale securities	$—	$—	$—	$—

The amounts noted in the table above are shown before taking into account the related income tax impact. The income tax effect allocated to each component of other comprehensive income for each of the periods presented is not significant.

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

We recorded an income tax provision of $56,000 and $78,000 for the three and nine months ended September 30, 2010, respectively. These provisions primarily reflect tax expense associated with state income taxes as well as a $58,000 adjustment to the Company’s utilization of continuing operations’ tax attributes related to a true-up adjustment of the tax gain associated with the Company’s discontinued operations. This income tax provision offsets a corresponding income tax benefit of $58,000 recorded as part of the Company’s discontinued operations. For the three and nine months ended September 30, 2009 the Company recorded an income tax benefit of $0.9 million and $3.8 million, respectively. These provisions primarily reflected the benefit of utilization of continuing operations tax attributes given the impact of the tax on the income from discontinued operations (for the 2009 periods) (see Note 2).

As of September 30, 2010, our deferred tax assets are fully offset by a valuation allowance except in those jurisdictions where it is determined that a valuation allowance is not required. ASC 740 provides for the recognition of deferred tax assets if realization of such assets is more likely than not. Based upon the weight of available evidence, which includes historical operating performance, reported cumulative net losses since inception and difficulty in accurately forecasting our future results, we provided a full valuation allowance against our net U.S. deferred tax assets and a full valuation allowance on certain foreign deferred tax assets. We reassess the need for our valuation allowance on a quarterly basis. If it is later determined that a portion of the valuation allowance should be reversed it generally will be a benefit to the income tax provision.

Note 5. Contingencies and Guarantees

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

SUPPORT.COM, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

Guarantees

The Company has identified guarantees in accordance with ASC 450. The guidance stipulates that an entity must recognize an initial liability for the fair value, or market value, of the obligation it assumes under the guarantee at the time it issues such a guarantee, and must disclose that information in its interim and annual financial statements. The Company has entered into various service level agreements with its channel partners, in which the Company may guarantee the maintenance of certain service level thresholds. Under some circumstances, if the Company does not meet these thresholds, the Company may be liable for certain financial costs. The Company evaluates costs for such guarantees under the statement for accounting for contingencies, as interpreted by the guidance for guarantor’s accounting and disclosure requirements for guarantees. The Company considers such factors as the degree of probability that the Company would be required to satisfy the liability associated with the guarantee and the ability to make a reasonable estimate of the resulting cost. To date, the Company has not incurred material costs as a result of any such obligations and has not accrued any liabilities related to such obligations in its financial statements.

Note 6. Restructuring Obligations and Other Charges

In the first quarter of 2009, we implemented a reduction in our workforce and closed certain facilities worldwide in order to reduce our ongoing cost structure. We reduced our workforce by 17 employees, or approximately 6% of our non-agent headcount. All of the affected employees were terminated as of March 31, 2009. As a result, we recorded a restructuring charge of $896,000 in the first quarter of 2009. The restructuring charge was primarily comprised of employee termination costs, professional services costs and facilities impairment costs. Restructuring and impairment expenses included in the condensed consolidated statement of operations totaled $821,000 in discontinued operations and $75,000 in continuing operations, including $6,000 for sales and marketing and $69,000 for general and administrative. As of September 30, 2010, the remaining balance of the restructuring obligation was $175,000, related to one facility in the United Kingdom, which we expect to pay through 2011.

In the third quarter of 2009, we ceased using a portion of our headquarters office in order to align our facilities usage with our current size. As a result, we impaired approximately 46% of our Redwood City facility. We recorded a restructuring charge of approximately $1.3 million, which related to the facility impairment and is included in our general and administrative expenses in our consolidated statement of operations. As of September 30, 2010, the remaining balance on this restructuring obligation was $633,000, which we expect to pay through 2012.

The following table summarizes activity associated with the restructuring and related expenses incurred from December 31, 2009 through September 30, 2010 (in thousands):

Total(1)
Restructuring obligations, December 31, 2009	$1,242
Cash payments	(434)

Restructuring obligations, September 30, 2010	$808

(1)	All related to facilities costs which include obligations under non-cancelable leases for facilities that we no longer occupy, as well as penalties associated with early terminations of leases and disposal of fixed assets. No sublease income has been included because subleasing is not permitted under the terms of our lease.

Note 7. Subsequent Events

On October 25, 2010, we entered into a Support Services Agreement (the “Customer Agreement”) with Comcast Cable Communications Management, LLC (“Comcast”), under which the Company will provide technology support services to customers of Comcast in exchange for fees. In connection with the Customer Agreement, we also entered into a Warrant Agreement with Comcast, under which we agreed to issue to Comcast warrants to purchase up to 975,000 shares of Support.com common stock in the future in the event that Comcast meets specified sales milestones under the Customer Agreement. Comcast’s rights to earn the warrants will expire on various dates in 2012, 2013 and 2014, respectively, if specified cumulative sales milestones have not been met as of such dates. Each warrant, if issued, will have an exercise price per share of $4.95 and a term of three years from issuance. In general, the rights to earn warrants will terminate upon termination of the Customer Agreement, provided that in some circumstances we will be required to issue warrants for a lesser number of shares than indicated above when the Customer Agreement is terminated or upon an acquisition of Support.com.

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

Overview

Support.com provides online technology support services and software for consumers and small business.

Our technology services and software products install, set-up, connect, repair and protect personal computers and related devices that are essential to our customers. We offer one-time services and subscription service plans, and we also license software products to consumers.

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

In the third quarter of 2010, our revenue grew substantially over 2009 results. Our year-over-year growth was driven by the expansion of existing programs, the addition of new service programs, and increased sales of our software products, acquired in December 2009. Our performance against second quarter 2010 results was impacted by growth in our retail programs and positive third quarter seasonality in the back-to-school period. In addition to revenue growth, our third quarter results showed improvements to services gross margin. The sequential improvement in services gross margin was driven by increased services revenue and higher utilization as well as labor cost management. During the quarter we made progress in reducing handle times on key services through technology advancements and process improvements.

In the fourth quarter of 2010, we expect financial results to be roughly consistent with third quarter results in terms of revenue, cost of revenue, and operating expenses.

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

Our Level 2 securities are priced using quoted market prices for similar instruments, nonbinding market prices that are corroborated by observable market data, or discounted cash flow techniques. There have been no transfers between Level 1 and Level 2 measurements during the three and nine months ended September 30, 2010.

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

Fair Value Estimates- ARS Put Option

In November, 2008, we signed a Rights Agreement with UBS concerning the disposition of its ARS. The UBS agreement gave us the right to sell our ARS holdings back to UBS, at par value, beginning June 30, 2010 through July 2, 2012. On June 30, 2010, we exercised our rights under the Rights Agreement with UBS. This right represented a freestanding financial instrument for accounting purposes. We elected to value this put option at fair value. We recognized the value of the repurchase right as an asset with the corresponding gain (loss) recorded in earnings. Fair value was determined using a “with and without” approach, based on a discounted cash flow valuation comparing the value of the auction rate securities with the put option and without it. We took into account the same factors as those used to value the auction rate securities noted above. The value of the rights offer was recorded in interest income (expense), net on our consolidated statement of operations.

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

RESULTS OF OPERATIONS

The following table sets forth the results of operations for the three and nine months ended September 30, 2010 and 2009 expressed as a percentage of total revenue.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
Revenue:
Services	76%	99%	72%	98%
Software and other	24	1	28	2

Total revenue	100	100	100	100

Costs of revenue:
Cost of services	57	85	62	107
Cost of software and other	2	—	3	—

Total cost of revenue	59	85	65	107
Gross profit (loss)	41	(15)	35	(7)
Operating expenses:
Research and development	10	28	12	40
Sales and marketing	40	35	41	49
General and administrative	21	93	26	93
Amortization of intangible assets	1	1	1	1

Total operating expenses	72	157	80	183

Loss from operations	(31)	(142)	(45)	(190)
Interest and other income, net	0	3	1	2

Loss from continuing operations, before income taxes	(31)	(139)	(44)	(188)
Provision/(benefit) for income taxes	(0)	(20)	0	(32)

Loss from continuing operations	(31)	(119)	(44)	(156)
Income from discontinued operations, after income taxes	(0)	(6)	(0)	62

Net loss	(31)%	(125)%	(44)%	(94)%

REVENUE

	Three Months Ended September 30,				Nine Months Ended September 30,
In thousands, except percentages	2010	2009	$ Change	% Change	2010	2009	$ Change	% Change
Services	$9,280	$4,542	$4,738	104%	$22,892	$11,468	$11,424	100%
Software and other	2,898	58	2,840	4,897%	9,031	179	8,852	4,945%

Total revenue	$12,178	$4,600	$7,578	165%	$31,923	$11,647	$20,276	174%

Services revenue consists primarily of fees for technology services provided either through our channel partners or directly via our website www.support.com. The increase in services revenue for the three and nine months ended September 30, 2010 compared to the same periods of 2009 was primarily the result of the growth of our new and existing channel partnerships.

Software and other revenue was comprised primarily of fees for software products provided through direct consumer downloads and, to a lesser extent, through the sale of this software via channel partners. The increase in software and other revenue for the three and nine months ended September 30, 2010 compared to the same periods of 2009 was the result of growing revenue from the Sammsoft line of software products acquired from Xeriton, Inc. in December 2009.

COSTS AND EXPENSES

Costs of Revenue

	Three Months Ended September 30,				Nine Months Ended September 30,
In thousands, except percentages	2010	2009	$ Change	% Change	2010	2009	$ Change	% Change
Cost of services	$6,927	$3,887	$3,040	78%	$19,757	$12,543	$7,214	58%
Cost of software and other	294	—	294	N/A	977	—	977	N/A

Total cost of revenue	$7,221	$3,887	$3,334	86%	$20,734	$12,543	$8,191	65%

Cost of services. Cost of services consists primarily of salary and related expenses for our Personal Technology Experts, technology and telecommunication expenses related to the delivery of services and other employee-related expenses for our service delivery organization. The increase in cost of services for the three and nine months ended September 30, 2010 compared to the same periods of 2009 was due to increase in salary and related overhead expense as a result of growing our workforce of Personal Technology Experts, as well as a corresponding increase in direct technology costs to support this growing workforce.

Cost of software and other. Cost of software and other fees consists primarily of third-party royalty fees for the Sammsoft line of software products we acquired in December 2009. Certain of these products were developed using third-party research and development resources. The third party developer receives royalty payments for any products it develops that we sell. The increase in cost of software and other for the three and nine months ended September 30, 2010 compared to the same periods of 2009 was due to the increase in third-party developer costs in connection with the purchase of the Sammsoft line of products in December 2009.

Operating Expenses

	Three Months Ended September 30,				Nine Months Ended September 30,
In thousands, except percentages	2010	2009	$ Change	% Change	2010	2009	$ Change	% Change
Research and development	$1,274	$1,306	$(32)	(2)%	$3,898	$4,609	$(711)	(15)%
Sales and marketing	$4,889	$1,604	$3,285	205%	$13,180	$5,662	$7,518	133%
General and administrative	$2,499	$4,265	$(1,766)	(41)%	$8,338	$10,843	$(2,505)	(23)%

Research and development. Research and development costs are expensed as incurred. Research and development expense consists primarily of compensation costs, third-party consulting expenses and related overhead costs for research and development personnel. The costs in research and development expense for the three months ended September 30, 2010 compared to the same quarter of 2009 remained consistent. The decrease in research and development expense for the nine months ended September 30, 2010 compared to the same period of 2009 resulted primarily from lower salary and related expenses due to fewer research and development personnel following the sale of our Enterprise business.

Sales and marketing. Sales and marketing expense consists primarily of compensation costs, including salaries and sales commissions for sales, business development and marketing personnel expenses for lead generation activities and promotional expenses, including public relations, advertising and marketing activities. The increase in sales and marketing expense for the three and nine months ended September 30, 2010, compared to the same periods of 2009 resulted primarily from higher marketing expense to drive software sales and to a lesser extent from increased sales and marketing personnel staffing and related costs.

General and administrative. General and administrative expense consists primarily of compensation costs and related overhead costs for administrative personnel and professional fees for legal, accounting and other professional services. The decrease in general and administrative expense for the three and nine months ended September 30, 2010 compared to the same periods of 2009 resulted primarily from lower salary and related expense due to fewer personnel resulting from a reduction in force in the second quarter of 2009, as well as due to lower facilities and professional services costs.

Amortization of Intangible Assets

	Three Months Ended September 30,				Nine Months Ended September 30,
In thousands, except percentages	2010	2009	$ Change	% Change	2010	2009	$ Change	% Change
Amortization of intangible assets	$93	$42	$51	121%	$274	$126	$148	117%

The increase in amortization of intangible assets for the three and nine months ended September 30, 2010 compared to the same periods of 2009 was a result of additional amortization expense related to intangible assets acquired as part of the purchase of the Sammsoft line of software products in December 2009.

INTEREST INCOME AND OTHER, NET

	Three Months Ended September 30,				Nine Months Ended September 30,
In thousands, except percentages	2010	2009	$ Change	% Change	2010	2009	$ Change	% Change
Interest income and other, net	$101	$117	$(16)	(14)%	$436	$237	$199	84%

For the three months ended September 30, 2010, the decrease in interest income and other resulted primarily from lower average investment balances as well as lower interest rates on our marketable securities. For the nine months ended September 30, 2010, the increase in interest income and other was a result of realized foreign currency losses of $189,000 related to the Enterprise business in the first quarter of 2009 that did not recur in 2010.

PROVISION FOR INCOME TAXES

	Three Months Ended September 30,				Nine Months Ended September 30,
In thousands, except percentages	2010	2009	$ Change	% Change	2010	2009	$ Change	% Change
Provision/(benefit) for income taxes	$56	$(918)	$974	(106)%	$78	$(3,755)	$3,833	(102)%

The income tax provision in 2010 related to continuing operations are primarily comprised of the tax expense associated with state income taxes as well as a $58,000 adjustment to the Company’s utilization of continuing operations’ tax attributes related to a true-up adjustment of the tax gain associated with the Company’s discontinued operations. In accordance with ASC 740, no material increase or decrease in unrecognized tax benefits was included in the quarterly provision for the three or nine months ended September 30, 2010 and 2009, respectively.

The increase in the provision for income taxes from 2009 to 2010 resulted from the utilization of continuing operations tax attributes to offset the tax reported as part of discontinued operations during 2009.

LIQUIDITY AND CAPITAL RESOURCES

Total cash, cash equivalents, investments and the auction-rate securities put option at September 30, 2010 was $75.2 million, compared to $84.8 million at December 31, 2009.

Operating Activities

Net cash used in operating activities was $9.5 million and $19.7 million for the nine months ended September 30, 2010 and 2009, respectively. Net cash used in operating activities for the nine months ended September 30, 2010 resulted primarily from a net loss of $14.1 million, offset by an increase of accrued compensation of $1.0 million and other accrued liabilities of $1.2 million, and non-cash items of $3.9 million, which primarily include depreciation, amortization of premiums and discounts on marketable securities, stock-based compensation expense and amortization of intangible assets. Net cash used in operating activities for the nine months ended September 30, 2009 resulted primarily from a net loss of $10.9 million, a reduction in deferred revenue for discontinued operations of $1.2 million driven by lower deferred maintenance revenue and a gain on the sale of the Enterprise Business of $4.6 million, partially offset by non-cash items of $4.2 million. Such non-cash items primarily consisted of depreciation, write-off of fixed assets, amortization of premiums and discounts on marketable securities, stock-based compensation expenses and amortization of intangible assets.

Investing Activities

Net cash provided by investing activities for the nine months ended September 30, 2010 was primarily due to sales and maturities of $61.4 million in investments offset by the purchases of $44.5 million in investments and expenditures of $273,000 for property and equipment. Net cash used in investing activities for the nine months ended September 30, 2009 was primarily due to the purchases of $42.9 million in investments offset by the proceeds from the sale of the Enterprise Business of $20.5 million and sales and maturities of $13.1 million in investments.

Financing Activities

Net cash provided by financing activities was $1.0 million and $417,000 for the nine months ended September 30, 2010 and 2009, respectively. Net cash provided by financing activities for the nine months ended September 30, 2010 was attributable to the exercise of 422,398 common shares employee stock options. Net cash provided by financing activities for the nine months ended September 30, 2009 resulted from net proceeds from the purchase of 74,041 common shares under the ESPP and net proceeds from the issuance of 213,438 shares of our common stock underlying stock options granted under the 2000 Omnibus Equity Incentive Plan.

Working Capital and Capital Expenditure Requirements

At September 30, 2010, we had stockholders’ equity of $85.8 million and working capital of $71.1 million. We believe that our existing cash balances will be sufficient to meet our working capital requirements for at least the next 12 months.

If we require additional capital resources to grow our business internally or to acquire complementary technologies and businesses at any time in the future, we may seek to sell additional equity or debt securities. The sale of additional equity could result in more dilution to our stockholders.

We plan to continue to make investments in our business during the remainder of 2010. We believe these investments are essential to creating sustainable growth in our business in the future. Because these investments will likely precede any associated revenues, we expect our working capital to decrease in the near term. Additionally, we may choose to acquire other businesses or complimentary technologies to enhance our product capabilities and such acquisitions would likely require the use of cash.

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

The primary objective of our investment activities is to preserve principal while at the same time maximizing the income we receive from our investments without significantly increasing risk. To achieve this objective, we invest our excess cash in a variety of securities, including U.S government agency securities, corporate notes and bonds, commercial paper, money market funds meeting certain criteria, and ARS. These securities are classified as available-for-sale, except for our UBS ARS holdings, which are classified as trading. Consequently, our available-for-sale securities are recorded on the balance sheet at fair value with unrealized gains or losses reported as a separate component of accumulated other comprehensive income (loss). Our holdings of the securities of any one issuer, except government agencies, do not exceed 10% of our portfolio. We do not utilize derivative financial instruments to manage our interest rate risks.

As of September 30, 2010, we held $43.6 million in investments (excluding cash and cash equivalents), which consisted primarily of government debt securities, corporate notes and bonds, commercial paper, and ARS. The weighted average interest rate of our portfolio was approximately 0.69% at September 30, 2010. A decline in interest rates over time would reduce our interest income from our investments. A decrease in interest rates of 100 basis points would cause a corresponding decrease in our annual interest income of approximately $436,000.

At September 30, 2010 and December 31, 2009 we had investments in AAA-rated ARS with various state student loan authorities with estimated fair values of $3.0 million and $22.7 million, respectively. The student loans made by these authorities are substantially guaranteed by the federal government through the Federal Family Education Loan Program (FFELP). ARS are long-term floating rate bonds tied to short-term interest rates. After the initial issuance of the securities, the interest rate on the securities is reset periodically, at intervals established at the time of issuance (e.g., every seven days, twenty-eight days, thirty-five days, or every six months), based on market demand, if the auctions are successful. ARS are bought and sold in the marketplace through a competitive bidding process often referred to as a “Dutch auction.” If there is insufficient interest in the securities at the time of an auction, the auction may not be completed and the ARS then pays a default interest rate. Following such a failed auction, we cannot access our funds that are invested in the corresponding ARS until a future auction of these investments is successful, new buyers express interest in purchasing these securities in between reset dates, issuers establish a different form of financing to replace these securities or final payments become due according to contractual maturities. Commencing in February 2008, conditions in the global credit markets resulted in failed auctions for all of the ARS we held. In the near term, our ability to liquidate our investments in ARS or fully recover the carrying values may be limited or not exist.

In October 2008, UBS extended an offer to us to sell our eligible ARS at par value back to UBS beginning June 30, 2010 through July 2, 2012. On June 30, 2010, we exercised our rights under the Rights Agreement with UBS. Of the $20.2 million at par we held immediately prior to exercising the put, $11.1 was settled on June 30, 2010 and the remaining $9.1 million was settled on July 1, 2010.

Fair value for non-UBS ARS, classified as available-for-sale, was based on a discounted cash flow valuation that takes into account a number of factors including the WART of the underlying securities, the expected return, and the discount rate. The actual WART from servicing reports was used where available. For securities where the actual WART was not available an estimate based on other securities held was used. The expected return was calculated based on the last twelve months average for the 91 day U.S. treasury bill plus a spread. This rate is the typical default rate for ARS held by us. The discount rate was calculated using the 3-month LIBOR rate plus adjustments for the security type. Changes in any of the above estimates, especially the WART or the discount rate, could result in a material change to the fair value. At September 30, 2010, all ARS were classified as Level 3 assets. Presently we have determined the decline in value for the available-for-sale ARS to be temporary because i) we have no current intent to sell the security, and we believe that we will not be required to sell the security before the recovery of its amortized cost due to our large cash reserves; ii) through September 30, 2010 all of the securities have maintained AAA credit ratings; and iii) loans made by the issuers are backed by the federal government. We also conclude that we do not intend to sell an impaired available-for-sale security and will not be required to sell such a security before the recovery of our amortized cost basis due to its large cash reserves.

However, if circumstances change, we may be required to record an other-than-temporary impairment charge on the available-for-sale ARS. We may similarly be required to record other-than-temporary impairment charges if the ratings on any of these securities are reduced or if any of the issuers default on their obligations. In addition to impairment charges, any of these events could cause us to lose part or all of our investment in these securities. As of September 30, 2010, we had investments in ARS with estimated fair values of $3.0 million. Any of these events could materially affect our results of operations and our financial condition. We currently believe these securities are not significantly impaired for the reasons described above; however, it could take until the final maturity of the underlying notes (up to 30 years) to realize our investments’ recorded value.

Impact of Foreign Currency Rate Changes

The functional currencies of our international operating subsidiaries are the local currencies. We translate the assets and liabilities of our foreign subsidiaries at the exchange rates in effect on the balance sheet date. We translate their income and expenses at the average rates of exchange in effect during the period. We include translation gains and losses in the stockholders’ equity section of our balance sheet. We include net gains and losses resulting from foreign exchange transactions in interest income and other in our statements of operations. Since we translate foreign currencies (primarily Canadian dollars, British Pound Sterling, and Indian rupees) into U.S. dollars for financial reporting purposes, currency fluctuations may have a material impact on our financial results. We have both revenue and expenses that are denominated in foreign currencies. Foreign currency expenses are generally larger than foreign currency revenue. A weaker U.S. dollar environment would generally have an immaterial negative impact on our statement of operations, while a stronger U.S. dollar environment would have an immaterial positive impact on our statement of operations. The historical impact of currency fluctuations has generally been immaterial. As of September 30, 2010 we did not engage in foreign currency hedging activities.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended September 30, 2010, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

•	Our expectations regarding our ability to deliver premium technology services efficiently and through arrangements that are profitable;

•	Our ability to offer subscriptions to our services in a profitable manner;

•	Our ability to hire, train, manage and retain personal technology experts in a home-based model;

•	Our ability to match staffing levels with service volume in a cost-effective manner;

•	Our beliefs and expectations regarding the introduction of new services and products;

•	Our beliefs and expectations regarding new business opportunities and renewals of existing relationships;

•	Our expectations regarding revenues, cash flows and expenses, including cost of goods sold, sales and marketing, research and development efforts, and administrative expenses;

•	Our assessment of seasonality, mix of revenue, and other trends for our business;

•	Our expectations regarding the costs and other effects of acquisition and disposition transactions;

•	Our expectations regarding unit volumes, pricing and other factors in the PC market and the effects of such factors on our business;

•	Our beliefs regarding the impact of global economic instability on our business;

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

Our Consumer business is a technology-enabled services business launched in 2007 to provide services and software that help consumers and small businesses with their technology needs. Prior to 2007, we operated only our Enterprise business, which we sold in the second quarter of 2009. We are executing a plan to grow our business by providing premium technology services to consumers both through channel partners and directly. We may not be able to offer these services successfully. Our Personal Technology Experts are generally home-based, which requires a high degree of coordination and quality control of employees working from diverse and remote locations. We are currently experiencing financial losses in our business and we expect to continue to use significant cash and incur significant costs to support this initiative. These investments, which typically are made in advance of revenue, may not yield increased revenue to offset these expenses. As a result of these factors, the future revenue and income potential of our business is uncertain. Any evaluation of our business and our prospects must be considered in light of these factors and the risks and uncertainties often encountered by companies in our early stage of development. Some of these risks and uncertainties relate to our ability to do the following:

•	Maintain our current relationships, and develop new relationships, with channel partners and consumers on acceptable terms or at all;

•	Reach consumers directly in a cost-effective fashion;

•	Hire, train, manage and retain our home-based personal technology experts;

•	Meet anticipated growth targets;

•	Manage our business to provide services on an efficient basis in order to achieve profitability;

•	Offer subscriptions to our services in a profitable manner;

•	Successfully introduce new, and adapt our existing, services and products for consumers;

•	Respond effectively to competition;

•	Adapt to industry consolidation;

•	Respond to government regulations relating to our business;

•	Attract and retain qualified management and employees; and

•	Manage our expanding operations and implement and improve our operational, financial and management controls.

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

•

Our ability to effectively match staffing levels with service volumes on a cost-effective basis, particularly with newer partners using models, such as subscriptions, without adequate or comparable historical data for forecasting purposes;

•	Our reliance on a small number of channel partners for a substantial portion of our revenue;

•	Our ability to attract and retain customers and channel partners;

•	The rate of expansion of our offerings and our investments therein;

•	The price and mix of products and services we or our competitors offer;

•	Usage rates on the subscriptions we offer;

•	Changes in the PC market relating to unit volume, pricing and other factors and the effects of such changes on our business;

•	Instability in the global macroeconomic climate and its effect on our and our channel partners’ operations;

•	Our ability to adapt to our customers’ needs in a market space defined by frequent technological change;

•	Seasonal trends resulting from consumer spending patterns;

•	The amount and timing of operating costs and capital expenditures in our business;

•	Diversion of management’s attention from other business concerns and disruption of our ongoing business as a result of acquisitions or divestitures by us;

•	Potential losses on investments, or other losses from financial instruments we may hold that are exposed to market risk; and

•	The exercise of judgment by our management in making accounting decisions in accordance with our accounting policies.

Our inability to meet future financial performance targets that we announce or that are published by research analysts could cause the market price of our common stock to decline.

From time to time, we provide guidance related to our future financial performance. In addition, financial analysts may publish their own expectations of our future financial performance. Because our quarterly revenue and our operating results fluctuate and are difficult to predict, future financial performance is difficult to predict. In the past, including without limitation in the second quarter of 2010, we have failed to meet our guidance and our stock price has declined. Generally, the market prices of technology companies have been extremely volatile. Stock prices of many technology companies have often fluctuated in a manner unrelated or disproportionate to the operating performance of such companies. In the past, following periods of market volatility, stockholders have often initiated securities class action litigation relating to the stock trading and price volatility of the technology company in question. Any securities litigation we may become involved in could result in our incurring substantial defense costs and diverting resources and the attention of management from our business.

Because a small number of customers and channel partners have historically accounted for and may in future periods account for the substantial majority of our revenue, delays of specific programs or losses of certain customers could decrease our revenue substantially.

In 2009, one customer, Office Depot, accounted for the substantial majority of our total revenue after giving effect to the sale of our Enterprise business. Although we are implementing and expanding programs with several other channel partners as well as growing our software business, Office Depot will, at least in the near term, account for a significant portion of our total revenue. Over the course of 2009, the percentage of revenue attributable to Office Depot has decreased each quarter. We expect the percent of revenue attributable to Office Depot to decline further in 2010 as we expand our service channel partnerships and grow our software business. Our renewed agreement with Office Depot has lower wholesale prices. It also has a limited term through March 2012, and provides for a renewal period if agreed to by the parties. This agreement might not be renewed on acceptable terms or at all. Even if the agreement continues to be renewed, however, it does not require Office Depot to do any minimum amount of business with us, and therefore Office Depot could decide at any time to reduce or eliminate its use of our services. Our revenue from Office Depot is expected to decline in 2011 as a result of the lower wholesale prices in the renewed agreement, unless the program expands. Our services revenue could decline significantly because of the loss or decline in activity of Office Depot or the delay or loss of a significant program by other channel partners. Additionally, we may not obtain new channel partners or customers. The failure to obtain significant new channel partners or the loss or decline of significant channel partners would have a material adverse effect on our operating results. Further risks associated with the loss or decline in a significant channel partner are detailed in “Our failure to establish and expand successful partnerships to sell our services and products would harm our operating results” below.

Our failure to establish and expand successful partnerships to sell our services and products would harm our operating results.

Our current business model requires us to establish and maintain relationships with third parties who market and sell our services and products. Failure to establish or maintain third-party relationships in our business, particularly with firms that sell our services and products, could materially and adversely affect the success of our business. We sell to numerous consumers through each of these channel partners, and therefore a delay in the launch or rollout of our services with even one of these channel partners could cause us to miss revenue or other financial targets. The process of establishing a relationship with a channel partner can be complex and time consuming, and we must pass multiple levels of review in order to be selected. If we are unable to establish a sufficient number of new channel partners on a timely basis our sales will suffer. There is also the risk that, once established, our programs with these channel partners may take longer than we expect to produce revenue or may not produce revenue at all, and the revenue produced may not be profitable if the costs of performing under the program are greater than anticipated or the program terminates early before up-front investments can be recouped. One or more of our key channel partners, including Office Depot, may also discontinue selling our services, offer them only on a limited basis or devote insufficient time and attention to promoting them to their customers. Some of our partners may prefer not to work with us if we also partner with their competitors. If any of these key channel partners merge with a competitor, all of these risks could be exacerbated. Each of these risks could reduce our sales and significantly harm our operating results.

If we fail to attract, train and manage our Personal Technology Experts in a manner that provides an adequate level of support for our customers, our reputation and financial performance could be harmed.

Our business depends in part on our ability to attract, manage and retain our Personal Technology Experts in order to satisfy fluctuating day-by-day demand for our services than can be materially affected by growth, seasonality, the impact of channel partner promotions and other factors. If we are unable to attract, train and manage in a cost-effective manner adequate numbers of competent Personal Technology Experts to be available as service volumes vary, our service levels could decline, which could harm our reputation, result in financial losses under contract, cause us to lose customers and channel partners, and otherwise adversely affect our financial performance. Although our service delivery and communications infrastructure enables us to monitor and manage these Personal Technology Experts remotely, because they are typically home-based and geographically dispersed we could experience difficulties meeting services levels and effectively managing the costs, performance and compliance of these Personal Technology Experts. Any problems we encounter in effectively attracting, managing and retaining our Personal Technology Experts could seriously jeopardize our service delivery operations and our financial results.

From time to time, we enter into relationships with third parties to provide on-site and other services for certain channel partners and customers. We may be less able to manage the quality of services provided by third-party onsite service providers as directly as we would our own employees. In addition, providing these services may be more costly. We also face the risk that disruptions or delays in these third parties’ communications and information technology infrastructure could cause lengthy interruptions in the availability of our services. Any of these risks could harm our operating results.

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

Our software revenues are dependent on online traffic patterns and the availability and cost of online advertising in certain key placements.

Our software revenue stream is highly dependent on obtaining advertising placements in a cost-effective manner in certain key online media placements. Periodically a disruptive trend will impact the online media space, decreasing traffic and/or significantly increasing the cost of online advertising and therefore compromising our ability to purchase a desired volume and placement of advertisements at profitable rates. If such a trend were to occur, we might be unable to attract desired amounts of traffic, our costs for advertising may increase beyond our forecasts and/or our software revenues could decrease. As a result, our operating results would be negatively impacted.

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

A fundamental requirement for online communications, transactions and support is the secure collection, storage and transmission of confidential information. Our systems collect and store confidential and/or personal information of our individual customers as well as our channel partners and their customers’ users, including credit card information, and our employees and contractors may access and use that information in the course of providing services. In addition, we collect and retain personal information of our employees in the ordinary course of our business. We and our third-party contractors use commercially available technologies to secure this information. Despite these measures, third parties may attempt to breach the security of our data or that of our customers. In addition, errors in the storage or transmission of data could breach the security of that information. We may be liable to our customers for any breach in security and any breach could subject us to governmental or administrative proceedings or monetary penalties, damage our relationships with channel partners and harm our business and reputation. Also, computers are vulnerable to computer viruses, physical or electronic break-ins and similar disruptions, which could lead to interruptions, delays or loss of data. We may be required to expend significant capital and other resources to comply with mandatory privacy and security standards required by law, industry standard, or contract, and to further protect against security breaches or to correct problems caused by any security breach.

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

We are a publicly traded company and are subject to SEC and Nasdaq rules and regulations, including the Sarbanes-Oxley Act of 2002. While all public companies face the costs and burdens associated with being publicly traded, given the size of our business, the costs and burden of being a public company will be material. We had approximately $75.2 million in cash, cash equivalents and investments as of September 30, 2010. In the past our market capitalization has been lower than our cash balance. If that were to occur again, we may be a take-over target in the future. This might cause distractions for our management and our board of directors and might otherwise prevent us from executing on our strategy for the business to build long term stockholder value.

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

November 5, 2010	SUPPORT.COM, INC.

	By:	/S/ SHELLY SCHAFFER
Shelly Schaffer
Chief Financial Officer and
Executive Vice President of Finance and
Administration

EXHIBIT INDEX TO SUPPORT.COM, INC.

QUARTERLY REPORT ON FORM 10-Q

FOR THE QUARTER ENDED SEPTEMBER 30, 2010

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