Form 10-K
period 2010-12-31
Support.com, Inc.
filed 2011-03-11
CIK 1104855

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended December 31, 2010
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☒

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).Yes  ☐    No  ☐

The aggregate market value of the registrant’s common stock, $.0001 par value, held by non-affiliates of the registrant was approximately $194,471,081 based upon the closing price of $4.16 per share as of June 30, 2010. Shares of common stock held by each executive officer, director, and stockholders known by the registrant to own 10% or more of the outstanding stock based on Schedule 13G filings and other information known to us, have been excluded since such persons may be deemed affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

As of February 28, 2011, there were 48,194,269 shares of the registrant’s common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Part III, Items 10 (as to directors, section 16(a) beneficial ownership and audit committee and audit committee financial expert), 11, 12 (as to beneficial ownership), 13 and 14 incorporate by reference information from the registrant’s definitive proxy statement (the “Proxy Statement”) to be mailed to stockholders in connection with the solicitations of proxies for its 2011 annual meeting of stockholders. Except as expressly incorporated by reference, the registrant’s Proxy Statement shall not be deemed to be part of this report.

SUPPORT.COM, INC.
FORM 10-K
FOR FISCAL YEAR ENDED DECEMBER 31, 2010

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

Overview

Support.com is a leading independent provider of online care for the digital home and small business.

Our technology services and software products help install, set up, connect, secure, repair and optimize personal computers (PCs), tablets, printers, routers, home gateways, smart phones, gaming devices, digital cameras, music players and other devices that are essential to our customers’ digital lives. We offer one-time and subscription services, and licenses of our software products.

Our Personal Technology Experts® generally deliver our services to customers online and by telephone, leveraging our patented market-leading proprietary technology platform. They generally work from their homes rather than in brick and mortar facilities. Our software products include award-winning tools designed to address some of the most common technology device problem areas, including Windows registry errors, hard disk management and computer memory optimization.

We market our services through channel partners and directly to consumers. Our channel partners include leading retail, internet service provider, software and PC/consumer electronics (CE) brands. We market our software products directly and through channel partners using “free trial” versions to encourage customers to experience the products before buying. Our sales and marketing efforts principally target North American consumers and small businesses.

Support.com was founded in 1997 under the name SupportSoft, Inc. as an enterprise software provider focused on technical support organizations. In 2007 we launched our consumer services business, and in 2008 began reporting two operating segments, Enterprise and Consumer. We used this segment reporting structure for all of our publicly filed financial statements beginning January 1, 2008. In June 2009 we sold our Enterprise business, changed our name to Support.com, Inc. and focused our efforts purely on the consumer and small business market. We added the Sammsoft family of software products to our Consumer business in December 2009 through our acquisition of substantially all of the assets of Xeriton, Inc.

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

Industry Background

Technology has become an essential feature of the modern home and office. Devices such as personal computers, tablets, printers, routers, home gateways, smart phones, gaming devices, digital cameras, music players and other devices have become ubiquitous. Each year, these devices become more feature-rich, offering many new capabilities. Increasingly, consumers and small businesses depend on such technology for “must-have” information, communication and entertainment.

In addition to changes in individual devices, technology has become increasingly connected, with networks becoming commonplace in the home as well as the office and online social networking platforms such as Facebook and LinkedIn achieving increasing prominence.  At the same time, technology has become increasingly mobile, with anytime, anywhere access to voice, data, video and applications becoming the standard.

While these advances offer many benefits, consumers and small businesses face an increasingly complex challenge in managing ever-changing products, connections and applications. Each new wave of functionality can cause new problems, and each use of the Internet can expose consumers to the rapidly growing universe of malware and other security threats. Taken together, these developments create increasing challenges in successfully using technology.

Many consumers and small businesses lack the technical skill or time to overcome these challenges. While suppliers offer support for their products, this support is typically limited to the device in question, and often fails to address connections between devices or malfunctions caused by the user’s environment or usage. As a result, the market for premium technology services (non-warranty services paid for separately from the products themselves) is growing rapidly. Parks Associates, a research firm focused on the digital home, estimates that the market for premium support for the digital home will grow from $2.8 billion in 2010 to $5.8 billion by 2014. Subscription services are expected to grow, with research from IDC estimating a 340% increase in premium technology subscriptions from $0.25 billion to $1.1 billion in 2014.

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

In addition to assisted services, there is an established and growing market for software tools used to manage personal computers and home networks. According to Parks Associates, “roughly one-half of consumers are self-defined ‘do-it-yourselfers’ with technical support, such as preventative maintenance activities and computer troubleshooting.”

Our Growth Strategy

Our objective is to become the leading independent provider of online care for the digital home and small business markets. From a financial perspective, our goals are to continue to grow and diversify revenue, increase gross margins, and achieve profitability. Our strategies for achieving our objectives include extending our technology leadership in cloud-based (hosted) support, enhancing service delivery, expanding our customer presence, broadening our service offerings and increasing the reach of our consumer software products.

•
To extend our technology leadership, we plan to continue to invest in research and development activities that increase the efficiency of our Personal Technology Experts, extend our cloud-based service delivery platform and deliver value to online care customers;

•
To enhance service delivery, we intend to continue to increase automation through proprietary technology, improve process with Six Sigma methodologies, extend the capabilities of our delivery organization to new devices and platforms and expand the breadth and flexibility of our staffing model;

•
To expand our customer presence, we plan to enhance existing programs, add new channel partners and grow our direct-to-consumer business by achieving synergies between our services and software offerings;

•	To expand our service offerings, we intend to introduce services for a wide range of devices beyond the computer and offer services tailored for small businesses; and

•	To increase the reach of our consumer software products, we plan to broaden distribution channels, enhance marketing campaigns and introduce new products.

We intend to execute our growth strategy organically and through acquisitions of complementary businesses where appropriate.

Our Online Care Services

Our online care services include one-time services (or “incidents”) and subscriptions. These services are available on demand, and also through the purchase of service cards and gift cards. We offer a money-back guarantee in the event we are unable to resolve the consumer’s problem subject to the terms of our end user agreements.

Our principal online care services include:

Install & Setup.   We offer a variety of installation and setup services. Our New Computer Setup and Configure services complete the basic setup and configuration steps for new computers in a highly automated fashion. We help consumers create new user accounts, configure automatic system updates and remove unnecessary trial software that clutters many new computers. An advanced version of this service also optimizes operating system and internet browsing settings. Our Protection and Performance services install, update and configure anti-malware software and operating system settings to enhance digital security. An advanced version of this service also installs and configures parental controls and creates a user profile that restricts internet and application access, as specified by the consumers. Other installation and setup services help customers install, set up and use certain digital devices connected to their computer. For example, we help customers install and set up their printer, share it across a home network and keep it updated with the latest drivers.

Connect and Secure.   Our Connect and Secure services help customers to set up a secure wireless network. In this service, we configure, connect and establish secure connections between the computer, the wireless network and supported devices. In addition, we diagnose and repair problems customers have with existing wireless home networks.

Diagnose and Repair.   Our Diagnose and Repair services assist consumers with a wide range of computer-related problems. We use our proprietary technology and processes and third-party tools to identify, diagnose and repair technical problems, including the removal of viruses, spyware, and other forms of malware.

Tune-Up.  Our Tune-Up services enhance the performance of computers through optimization of key systems settings for faster start-up and shut-down, loading of programs and internet browsing as well as increased available memory and storage space.

Mobile Devices. Our Mobile Device services help customers to setup and get the most from their mobile devices including Android and Apple iOS tablets and phones. We help customers connect devices to the cloud to access the web or their own data, configure email and show them how to find and install applications. Additionally we show customers how to synchronize data between their computer and mobile device, and train them on the capabilities of their mobile devices.

Cloud Data Access with Online Data Backup. Our Online Data Backup offering provides continuous backup to the cloud for documents, pictures, video and other key personal or business data. Once in the cloud one can access that data from any other web-connected personal computer (Mac or PC) or from over 800 mobile devices including standard mobile phones, smart phones or tablets. Our offering includes licensed software that provides the ability to share and stream data to social or business network in real-time from any of these web-connected devices.

We deliver our services to customers using our Personal Technology Experts®, leveraging our patented market-leading proprietary technology platform. Our PTEs generally work from their homes rather than in brick and mortar facilities.  They are recruited, tested, hired and trained on a virtual basis using proprietary methods and remote technology.  We strive to continually enhance service delivery through increased automation, process improvement using Six Sigma methodologies, extending the capabilities of our delivery organization to new devices and platforms and expanding the breadth and flexibility of our staffing model.

Our Software Products

Our products are designed to maintain, optimize and secure personal computers. These software tools can enable personal computers to run faster, more reliably and more securely. Our principal software products include products designed for:

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

Sales and Marketing

Services.    We sell our services through channel partners and directly to consumers. To date, a substantial majority of our services revenue has come through channel partners. Our channel partners include leading retail, internet service provider, software and PC/CE brands.

Channel partnerships typically begin with a pilot phase and, if successful, progress to broader roll-outs. Programs for channel partners can take several months to more than a year to progress from a pilot stage to a broader roll-out. Given the current significance of our retail channel partnerships, seasonality of consumer electronics retail sales can affect our revenues. The structure of our channel partnerships varies.  In many cases, we wholesale services to our partners on a per incident or per period basis and our partners resell the services to consumers and small businesses at prices our partners determine.  In these partnerships, the services are generally sold under the partners’ brand, and in certain cases we receive co-branding.  In addition to service delivery, in certain cases, we sell the services on our partners’ behalf (and receive commissions for such activity).

We acquire channel partners through our business development organization and support channel partners through our program management organization. In addition to program management, we design and implement marketing campaigns for our channel partners.

To a lesser degree, we offer our services directly to consumers and small businesses through our website www.support.com and our toll free number 1-800-PCSUPPORT. We attract these customers through advertising in online and offline media, public relations, affiliate and referral programs and social media. We also attract service customers via offers to customers who have purchased our software products

Software.    We sell our software directly to customers and through channel partners. To date a substantial majority of our software revenue has come through direct sales to customers under our brand. Online advertising allows customers to click-through immediately to our software offerings where they can order and download our products on demand. In addition to full-featured software products available for a license fee, customers may also download “free-trial” demonstration versions with limited functionality before making a purchase decision. The marketing costs for customer acquisition in this highly competitive market can be substantial, and a majority of our direct software license revenue for this business currently is the result of advertising placements.

We also offer our software products to customers through our channel partners who rebrand and distribute such products to their customers.

We plan to leverage the synergies between our services offerings and our software products.  In particular, our goal is to increase the breadth of our channel partnerships by introducing software products into services programs and to grow our direct services business by marketing our services to customers who buy software products from us.

Research and Development

Technology is at the core of our business model, and as a result our investment in research and development is substantial. We believe our continuing investment in research and development creates significant competitive advantage in the quality and cost of our service offerings, in our ability to meet the rigorous requirements of channel partners and in the new software products we plan to introduce. We maintain dedicated research and development teams in Redwood City, California, and in Bangalore, India. Research and development expense in our continuing operations was $5.2 million in 2010, $5.8 million in 2009 and $7.0 million in 2008.

We have developed, currently maintain, and continue to improve proprietary, market-leading technologies key to our services business. Our technologies are architected to be cloud-based (hosted). We focus our investment in R&D across the following five major areas: service delivery efficiency; ongoing subscriber care; demand generation; data analytics and new software products.

Service delivery efficiency has been a key investment area.  Our proprietary Analyst Workspace application integrates customer relationship management (“CRM”), ticketing, ordering, means of payment, remote screen sharing, and telephony into one highly ergonomic and efficient .NET application for our Personal Technology Experts. This application leverages our patented Nexus® technology to enable many technically challenging and valuable aspects of remote services via the cloud and across firewalls, proxies and other network boundaries.  In addition, we deploy our Solutions Toolkit™ application on the customer's machine to ensure that our Personal Technology Experts follow a predesigned “best practice” workflow.  The Solutions Toolkit also automates time-consuming steps such as tool downloads, system diagnostics, performance optimizations and software checks.  For partner programs, we leverage our Service Delivery Management System (“SDMS”) to simplify and orchestrate the ordering and workflow of services across multiple parties, ensuring that the right delivery party takes the right next step at the right time.  To accomplish this, the SDMS utilizes a built-in workflow engine and a set of standardized web services integrations to our partners’ billing, point-of-sale, customer care and third-party provider systems.  SDMS also includes an online portal for customers and partners, thus promoting a seamless experience and a high level of visibility throughout the service delivery process.

In the area of ongoing subscriber care, our EasySupport™ desktop agent software resides on the customer's computer and provides one-click access to a service agent, automated computer optimization and subscription management functions. With one click, the subscriber can request live assistance such that a Personal Technology Expert is immediately presented with the customer’s account information, subscription entitlements and service history.  EasySupport also scans and optimizes the customer’s computer on a periodic basis, thus adding ongoing value to the subscription that extends beyond live interactions.  In addition, EasySupport provides direct visibility into the subscriber’s account information and notifies them proactively of potential issues such as the upcoming expiration of their credit card or their subscription term.

For demand generation, EasySupport’s flexible “recommendations map” can be configured to promote partner-specific add-on products or services in a context-sensitive manner, based on specific problems and conditions that EasySupport detects on the customer’s computer during periodic scans.  Separately, we offer a downloadable one-time scanner tool, PC Health Check™, which checks performance, security and system characteristics.  Both EasySupport and PC Health Check are designed to make credible, personalized product and service recommendations that generate additional sales opportunities.

In the area of data analytics, we build and maintain a data warehouse that securely aggregates and restructures data from all of our software applications to create a comprehensive view of the service delivery lifecycle.  This rich data set provides visibility into sales conversion effectiveness, service delivery efficiency, service level performance, subscription utilization, partner program performance and many other aspects of running and optimizing our business.  Our partners also receive reports and analytic information from the warehouse for their programs on a regular basis via secure data feeds.

In December 2009 we acquired a family of software products through our acquisition of substantially all of the assets of Xeriton, Inc. Xeriton, Inc. developed certain of these products itself and licensed others from a third party, with whom we continue to partner on certain products. We anticipate introducing a number of new software products that will be developed internally and by third parties.

Intellectual Property

We own the registered trademarks SUPPORT.COM®  and PERSONAL TECHNOLOGY EXPERTS® in the United States for specified software and support services, and we have registrations and common law rights for several related trademarks in the U.S. and certain other countries. We own the domain name www.support.com and other domain names, and have rights to the phone number 1-800-PCSUPPORT. We have exclusive distribution rights to the Sammsoft line of consumer software products, and non-exclusive rights to distribute certain other products.

We own two U.S. patents related to our business and have a number of pending patent applications covering certain advanced technology. Our issued patents include U.S. Patent No. 6,754,707 (“Secure Computer Support System”) and U.S. Patent No. 6,167,358 (“System and Method for Remotely Monitoring a Plurality of Computer-Based Systems”). We do not know if our current patent applications or any future patent application will result in a patent being issued with the scope of the claims we seek, if at all. Also, we do not know whether any patents we have or may receive will be challenged or invalidated. It is difficult to monitor unauthorized use of technology, particularly in foreign countries where the laws may not protect our proprietary rights as fully as they do in the United States, and our competitors may develop technology that competes with ours but nevertheless does not infringe our intellectual property rights.

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

With respect to channel partnerships for our services, our competitors include privately-held companies focused on premium technology services, providers of electronics warranties, call centers focused on technical support and broad-based services providers offering technical support. With respect to sales of services directly to consumers and small businesses, our competitors include local computer repair shops and service providers, electronics retailers and technology and communications companies offering technical support directly to consumers. We believe the principal competitive factors in our services market include: breadth and depth of service offerings; quality of the consumer experience; proprietary technology; pricing; brand recognition; scale; and financial resources.

In the market for our software products, we face direct competition from numerous suppliers of software utilities that perform the same or similar functions as our products. We also face indirect or potential competition from application providers, operating system providers, network equipment manufacturers, and other original equipment manufacturers (“OEMs”), who may provide various solutions and functions in their products, and from individuals and groups who offer “free” and open source utilities online. We believe that the principal competitive factors in the market for our consumer software products include: product features and ease of use; price; convenience of purchase; brand recognition; financial resources; and customer support.

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

Environmental Regulation

The majority of our employees are technicians who work from their own homes and use our advanced proprietary technology to deliver services from remote locations. As a result we believe that on a per-employee basis, our operations contribute significantly to efforts to reduce pollutants by eliminating fossil fuel-based commutes for the majority of our workers. In addition, the nature of our service delivery also helps many customers avoid on-site services, resulting in additional reduction in pollutants caused by automobile transportation for such services. Finally, our principal delivery method for our software products is by electronic download, which produces no packaging-related waste, and eliminates the need for production of physical media and transportation except for a small percentage of consumers who affirmatively request and pay for delivery of products by CD. We are not aware at this time of any material effects that compliance with Federal, State and local provisions which have been enacted or adopted regulating the discharge of materials into the environment, or otherwise relating to the protection of the environment, may have on our business. Our assessment could change if and when any new regulations of such sort are enacted or adopted.

Employees

As of December 31, 2010, we had 761 employees, of whom 618 were Personal Technology Experts and supervisors. None of our employees is covered by collective bargaining agreements.

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

•
Our expectations regarding sales of our software products, our ability to source, develop and distribute additional software products and our efforts to market services to buyers of our software products;

•	Our expectations regarding our ability to deliver premium technology services efficiently and through arrangements that are profitable;

•	Our ability to offer subscriptions to our services in a profitable manner;

•	Our ability to hire, train, manage and retain Personal Technology Experts in a home-based model and to expand the breadth and flexibility of our staffing model;

•	Our ability to match staffing levels with service volume in a cost-effective manner;

•
Our beliefs and expectations regarding the introduction of new services and products, including additional software products, service offerings for devices beyond the computer and small business services;

•	Our beliefs and expectations regarding new business opportunities and renewals of existing relationships;

•	Our expectations regarding revenues, cash flows and expenses, including cost of goods sold, sales and marketing, research and development efforts, and administrative expenses;

•	Our assessment of seasonality, mix of revenue, and other trends for our business;

•	Our expectations regarding the costs and other effects of acquisition and disposition transactions;

•	Our expectations regarding unit volumes, pricing and other factors in the market for computers and other devices, and the effects of such factors on our business;

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

We have not been profitable since 2005. We intend to make significant investments in support of our business, and may continue to sustain losses in the future notwithstanding our efforts to achieve profitability. If we fail to achieve revenue growth as a result of our additional investments or if such revenue growth does not result in our achieving profitability, the market price of our common stock will likely decline. We expect to continue to consume cash until we achieve profitability on a non-GAAP basis. A sustained period of losses would result in an increased usage of cash to fund our operating activities and a corresponding reduction in our cash balance.

Our business has a limited operating history and is based on a relatively new business model.

Our technology-enabled services business launched in 2007 to provide services and software that help consumers and small businesses with their technology needs. Prior to 2007, we operated an enterprise software business focused on technical support, which we sold in the second quarter of 2009. We are executing a plan to grow our business by providing premium technology services and software to customers both through channel partners and directly. We may not be able to offer these services and software products successfully. Our Personal Technology Experts are generally home-based, which requires a high degree of coordination and quality control of employees working from diverse and remote locations. We are currently experiencing financial losses in our business and we may to continue to use cash and incur costs to support our growth initiatives. Our investments, which typically are made in advance of revenue, may not yield increased revenue to offset these expenses. As a result of these factors, the future revenue and income potential of our business is uncertain. Any evaluation of our business and our prospects must be considered in light of these factors and the risks and uncertainties often encountered by companies in our early stage of development. Some of these risks and uncertainties relate to our ability to do the following:

•	Maintain our current relationships, and develop new relationships, with channel partners on acceptable terms or at all;

•	Reach consumers and small businesses directly in a cost-effective fashion;

•	Hire, train, manage and retain our home-based Personal Technology Experts and expand the breadth and flexibility of our staffing model;

•	Meet anticipated growth targets;

•	Manage our business to provide services on an efficient basis in order to achieve profitability;

•	Offer subscriptions to our services in a profitable manner;

•	Successfully introduce new, and adapt our existing, services and products for consumers and small businesses;

•	Respond effectively to competition;

•	Adapt to industry consolidation;

•	Respond to government regulations relating to our business;

•	Attract and retain qualified management and employees; and

•	Manage our expanding operations and implement and improve our operational, financial and management controls.

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

•	Our reliance on a relatively small number of channel partners for a substantial portion of our revenue;

•	Our ability to attract and retain customers and channel partners;

•	Our ability to reach customers directly in a cost effective manner;

•	The rate of expansion of our offerings and our investments therein;

•	The price and mix of products and services we or our competitors offer;

•	Usage rates on the subscriptions we offer;

•	Changes in the PC/CE markets relating to unit volume, pricing and other factors and the effects of such changes on our business;

•	Continued instability in the global macroeconomic climate and its effect on our and our channel partners’ operations;

•	Our ability to adapt to our customers’ needs in a market space defined by frequent technological change;

•	Seasonal trends resulting from consumer spending patterns;

•	The amount and timing of operating costs and capital expenditures in our business;

•	Diversion of management’s attention from other business concerns and disruption of our ongoing business as a result of acquisitions or divestitures by us;

•	Potential losses on investments, or other losses from financial instruments we may hold that are exposed to market risk; and

•	The exercise of judgment by our management in making accounting decisions in accordance with our accounting policies.

Our inability to meet future financial performance targets that we announce or that are published by research analysts could cause the market price of our common stock to decline.

From time-to-time, we provide guidance related to our future financial performance. In addition, financial analysts may publish their own expectations of our future financial performance. Because our quarterly revenue and our operating results fluctuate and are difficult to predict, future financial performance is difficult to predict. In the past, including without limitation in the second quarter of 2010, we have failed to meet our guidance and our stock price has declined. Generally, the market prices of technology companies have been extremely volatile. Stock prices of many technology companies have often fluctuated in a manner unrelated or disproportionate to the operating performance of such companies. In the past, following periods of market volatility, stockholders have often initiated securities class action litigation relating to the stock trading and price volatility of the technology company in question. Any securities litigation we may become involved in could result in our incurring substantial defense costs and diverting resources and the attention of management from our business.

Because a small number of customers and channel partners have historically accounted for and may in future periods account for the substantial majority of our revenue, delays of specific programs or losses of certain customers could decrease our revenue substantially.

In 2009, one customer, Office Depot, accounted for the substantial majority of our total revenue after giving effect to the sale of our Enterprise business. Over the course of 2009 and 2010, the percentage of revenue attributable to Office Depot has decreased each quarter. We expect the percent of revenue attributable to Office Depot to decline further in 2011 as we continue to expand our service channel partnerships and grow our software business. Our renewed agreement with Office Depot has resulted in lower wholesale prices. It also has a limited term through March 2012, and provides for a renewal period if agreed to by the parties. This agreement might not be renewed on acceptable terms or at all. Even if the agreement continues to be renewed, however, it does not require Office Depot to conduct any minimum amount of business with us, and therefore Office Depot could decide at any time to reduce or eliminate its use of our services. Our revenue from Office Depot is expected to decline in 2011 as a result of the lower wholesale prices in the renewed agreement, unless the program expands. Our services revenue could decline significantly because of the loss or decline in activity of Office Depot or the delay or loss of a significant program by other channel partners. In 2011, we expect certain other channel partners’ revenue streams to become increasingly significant to us and the failure of those partners to achieve their targets could adversely affect our business.  Additionally, we may not obtain new channel partners or customers. The failure to obtain significant new channel partners or the loss or decline of any significant channel partner would have a material adverse effect on our operating results. Further risks associated with the loss or decline in a significant channel partner are detailed in “Our failure to establish and expand successful partnerships to sell our services and products would harm our operating results” below.

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

If we fail to attract, train and manage our service delivery employees in a manner that provides an adequate level of support for our customers, our reputation and financial performance could be harmed.

Our business depends in part on our ability to attract, manage and retain our Personal Technology Experts and other support personnel in order to satisfy fluctuating day-by-day demand for our services than can be materially affected by growth, seasonality, the impact of channel partner promotions and other factors. If we are unable to attract, train and manage in a cost-effective manner adequate numbers of competent Personal Technology Experts and other support personnel to be available as service volumes vary, particularly as we seek to expand the breadth and flexibility of our staffing model, our service levels could decline, which could harm our reputation, result in financial losses under contract, cause us to lose customers and channel partners, and otherwise adversely affect our financial performance. Although our service delivery and communications infrastructure enables us to monitor and manage Personal Technology Experts remotely, because they are typically home-based and geographically dispersed we could experience difficulties meeting services levels and effectively managing the costs, performance and compliance of these Personal Technology Experts and other support personnel. Any problems we encounter in effectively attracting, managing and retaining our Personal Technology Experts and other support personnel could seriously jeopardize our service delivery operations and our financial results.

From time to time, we enter into relationships with third parties to provide on-site and other services for certain channel partners and customers. We may be less able to manage the quality of services provided by third-party service providers as directly as we would our own employees. In addition, providing these services may be more costly. We also face the risk that disruptions or delays in these third parties’ communications and information technology infrastructure could cause lengthy interruptions in the availability of our services. Any of these risks could harm our operating results.

Disruptions in our information technology and service delivery infrastructure and operations, including interruptions or delays in service from our third-party web hosting provider, could impair the delivery of our services and harm our business.

We depend on the continuing operation of our information technology and communication systems and those of our external service providers. Any damage to or failure of those systems could result in interruptions in our service, which could reduce our revenues and damage our reputation. The technology we use to serve customers is hosted at a third-party facility located in the United States, and we use a separate, independent third-party facility in the United States for emergency back-up and failover services in support of the hosted site.  These two facilities are operated by unrelated publicly held companies specializing in operating such facilities, and we do not control the operation of these facilities.  These facilities may experience unplanned outages and other technical difficulties in the future, and are vulnerable to damage or interruption from fires, floods, earthquakes, telecommunications and connectivity failures, power failures, and similar events. These facilities are also subject to risks from vandalism, break-ins, intrusion, and other malicious attacks. Despite substantial precautions taken, such as disaster recovery planning and back-up procedures, a natural disaster, act of terrorism or other unanticipated problem could cause a loss of information and data and lengthy interruptions in the availability of our services and hosted solutions offerings, as our backup systems may not be able to meet our needs for an extended period of time. We rely on hosted systems maintained by third-party providers to deliver technology services to consumers, including taking customer orders, handling telecommunications for customer calls, and tracking sales and service delivery. Any interruption or failure of our internal or external systems could prevent us or our service providers from accepting orders and delivering services, or cause company and consumer data to be unintentionally disclosed. Our continuing efforts to upgrade and enhance the security and reliability of our information technology and communications infrastructure could be very costly, and we may have to expend significant resources to remedy problems such as a security breach or service interruption. Interruptions in our services resulting from labor disputes, telephone or internet failures, power or service outages, natural disasters or other events, or a security breach could reduce our revenue, increase our costs, cause customers and channel partners to fail to renew or to terminate their use of our offerings, and harm our reputation and our ability to attract new customers.

Our software revenues are dependent on online traffic patterns and the availability and cost of online advertising in certain key placements.

Most of our software revenue stream is highly dependent on obtaining advertising placements in a cost-effective manner in certain key online media placements. Periodically a disruptive trend will impact the online media space, decreasing traffic and/or significantly increasing the cost of online advertising and therefore compromising our ability to purchase a desired volume and placement of advertisements at profitable rates. If such a trend were to occur, we might be unable to attract desired amounts of traffic, our costs for advertising may increase beyond our forecasts and/or our software revenues could decrease. As a result, our operating results would be negatively impacted.

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

If we fail to develop new and enhanced versions of our services and products in a timely manner or to provide services and products that achieve rapid and broad market acceptance, we may not maintain or expand our market share. We may fail to identify new service and product opportunities for our current market or new markets that we enter in the future. In addition, our existing services and products may become obsolete if we fail to introduce new services and products that meet new customer demands or support new standards. While we are developing new services and products, there can be no assurance that they will be timely released or ever be completed, and if they are, that they will gain market acceptance or generate material revenue for us. We have limited control over factors that affect market acceptance of our services and products, including the willingness of channel partners to offer our services and products and customer preferences for competitors’ services, products and delivery models. We rely in part on a third party to develop certain of our software products. If our relationship with that third party were to deteriorate, or if the third party were unable to develop innovative and saleable products, we could be forced to identify a new developer and our future revenue could suffer.

We may make acquisitions that may not prove successful.

We have made acquisitions in the past and may make additional acquisitions in the future. We may not be able to identify suitable acquisition candidates at prices we consider appropriate. If we do identify an appropriate acquisition candidate, we may not be able to successfully negotiate the terms of the acquisition. Our management may not be able to effectively implement our acquisition program and internal growth strategy simultaneously. The integration of acquisitions involves a number of risks and presents financial, managerial and operational challenges. We may have difficulty, and may incur unanticipated expenses related to, integrating management and personnel from these acquired entities with our management and personnel. Our failure to identify, consummate or integrate suitable acquisitions could adversely affect our business and results of operations. We cannot readily predict the timing, size or success of our future acquisitions. Even successful acquisitions could have the effect of reducing our cash balances. Acquisitions could involve a number of other potential risks to our business, including the following, any of which could harm our business results:

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

Our software contains features that allow our Personal Technology Experts to access, control, monitor and collect information from computers running our software. Federal, state and foreign government bodies and agencies, however, have adopted or are considering adopting laws and regulations restricting or otherwise regulating the collection, use and disclosure of personal information obtained from consumers and individuals. Those regulations could require costly compliance measures, could reduce the efficiency of our operations, or could require us to modify or cease to provide our systems or services. Liability for violation of, costs of compliance with, and other burdens imposed by such laws and regulations may limit the use and adoption of our services and reduce overall demand for them. Even the perception of privacy concerns, whether or not valid, may harm our reputation and inhibit adoption of our solutions by current and future customers. In addition, we may face claims about invasion of privacy or inappropriate disclosure, use, storage, or loss of information obtained from our customers. Any imposition of liability could harm our reputation, cause us to lose customers and cause our operating results to suffer.

We rely on third-party technologies in providing certain of our services and software. Our inability to use, retain or integrate third-party technologies and relationships could delay service or software development and could harm our business.

We license technologies from third parties which are integrated into our services and software. We rely on a third party to develop certain of our software products. Our use of technologies licensed on a non-exclusive basis from third parties, including the developer of certain of our software products, poses certain risks. Some of the third-party technologies we license may be provided under “open source” licenses, which may have terms that require us to make generally available our modifications or derivative works based on such open source code. Our inability to obtain or integrate third-party technologies with our own technology could delay service development until equivalent compatible technology can be identified, licensed and integrated. These third-party technologies may not continue to be available to us on commercially reasonable terms or at all. If our relationship with third parties were to deteriorate, or if such third parties were unable to develop innovative and saleable products, we could be forced to identify a new developer and our future revenue could suffer. We may fail to successfully integrate any licensed technology into our services or software, or maintain it through our own development work, which would harm our business and operating results. Third-party licenses also expose us to increased risks that include:

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

Changes in the market for computers and other consumer electronics could adversely affect our business.

Reductions in unit volumes of sales for computers and other devices we support, or in the prices of such equipment, could adversely affect our business. We offer both services that are attached to the sales of new computers and other devices, and services designed to fix existing computers and other devices. Declines in the unit volumes sold of these devices or declines in the pricing of such devices could adversely affect demand for our services and/or our revenue mix, either of which would harm our operating results. Further, we do not support all types of computers and devices, meaning that we must select and focus on certain operating systems and technology standards for computers, smart phones, and other devices.  We may not be successful in supporting popular equipment and platforms; consumers and small businesses may trend toward use of equipment we do not support, and the process of migration away from platforms we support may decrease the market for our services and products.  Any of these risks could harm our operating results.

We have recorded long-lived assets, and our results of operations would be adversely affected if their value becomes impaired.

Goodwill and identifiable intangible assets were recorded in part due to our acquisition of substantially all of the assets and liabilities of YourTechOnline.com in May 2008 and our acquisition of substantially all of the assets of Xeriton in December 2009. We also have certain intangible assets with indefinite lives. We assess the impairment of goodwill and indefinite lived intangible assets annually or more often if events or changes in circumstances indicate that the carrying value may not be recoverable. We assess the impairment of acquired product rights and other finite lived intangible assets whenever events or changes in circumstances indicate that its carrying amount may not be recoverable. Our results of operations would be adversely affected if impairment of our goodwill or intangible assets occurred.

ITEM 1B.	UNRESOLVED STAFF COMMENTS.

Not applicable.

ITEM 2.	PROPERTIES.

Our corporate headquarters lease covers approximately 37,449 square feet at 1900 Seaport Boulevard, 3rd Floor, Redwood City, California.  During the third quarter of 2009, we ceased using approximately 17,048 square feet in order to align our facilities usage with our current size. This lease expires in July, 2012. We lease an office of approximately 1,947 square feet at Sammamish, Washington for our software operations.  This lease expires on December 31, 2011.  In addition, we have an office in India with 6,838 square feet.  This lease expires on August 31, 2012.  We believe our facilities are adequate to meet our current business requirements.

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

We are also subject to other routine legal proceedings, as well as demands, claims and threatened litigation, that arise in the normal course of our business, potentially including assertions that we may be infringing patents or other intellectual property rights of others.  We accrue for legal contingencies if we can estimate the potential liability and if we believe it is more likely than not that the case will be ruled against us.  If a legal claim for which we did not accrue is resolved against us, we would record the expense in the period in which the ruling was made.  We currently do not believe that the ultimate amount of liability, if any, for any pending claims of any type (alone or combined) will materially affect our financial position, results of operations or cash flows. The ultimate outcome of any litigation is uncertain, however, and unfavorable outcomes could have a material negative impact on our financial condition and operating results. Regardless of outcome, litigation can have an adverse impact on us because of defense costs, negative publicity, diversion of management resources and other factors.

Tax Contingencies

We are required to make periodic filings in the jurisdictions where we are deemed to have a presence for tax purposes. We have undergone audits in the past and have paid assessments arising from these audits. During the fourth quarters of 2008 and 2009, our India entity was issued notices of income tax assessment pertaining to the 2004-2005 and 2005-2006 fiscal years.  The notices claimed that the transfer price used in our inter-company agreements with our India entity was too low, and that the rate should be increased.  We believe our current transfer pricing position is more likely than not to be sustained.  We believe that this will be resolved through the normal judicial appeal process used in India, and have submitted our case to the court.  If we do not win our case we may incur additional expense, potentially up to $126,000.

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

Guarantees

We have identified guarantees in accordance with ASC 450. The guidance stipulates that an entity must recognize an initial liability for the fair value, or market value, of the obligation it assumes under the guarantee at the time it issues such a guarantee, and must disclose that information in its interim and annual financial statements. We have entered into various service level agreements with our channel partners, in which we may guarantee the maintenance of certain service level thresholds.  Under some circumstances, if we do not meet these thresholds, we may be liable for certain financial costs.  We evaluate costs for such guarantees under the statement for accounting for contingencies, as interpreted by the guidance for guarantor’s accounting and disclosure requirements for guarantees. We consider such factors as the degree of probability that we would be required to satisfy the liability associated with the guarantee and the ability to make a reasonable estimate of the resulting cost. To date, we have not incurred material costs as a result of any such obligations and have not accrued any liabilities related to such obligations in its financial statements.

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

Market of Common Stock

Our common stock has been traded publicly on the Nasdaq Global Select Market under the symbol “SPRT” since July 19, 2000. Before July 19, 2000, there was no public market for our common stock. The following table sets forth the highest and lowest sale price of our common stock for the quarters indicated:

	Low	High
Fiscal Year 2009:
First Quarter	$1.55	$2.24
Second Quarter	$1.87	$2.49
Third Quarter	$2.07	$2.72
Fourth Quarter	$2.20	$2.80
Fiscal Year 2010:
First Quarter	$2.43	$3.43
Second Quarter	$3.26	$4.66
Third Quarter	$3.54	$5.08
Fourth Quarter	$4.40	$7.15

Holders of Record

As of February 28, 2011, there were approximately 143 holders of record of our common stock (not including beneficial holders of stock held in street name).

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

Stock Price Performance Graph

The following graph illustrates a comparison of the cumulative total stockholder return (change in stock price plus reinvested dividends) of the Company’s Common Stock and the CRSP Total Return Index for the Nasdaq U.S. Stocks (the “Nasdaq Composite Index”) and Nasdaq Computer and Data Processing Services Index from December 31, 2005 through December 31, 2010. The graph assumes that $100 was invested on December 31, 2005 in us, the Nasdaq Composite Index and the Nasdaq Computer and Data Processing Services Index and that all dividends were reinvested. No cash dividends have been declared or paid on our common stock. Our common stock has been traded on the Nasdaq Global Select Market since July 19, 2000. The comparisons in the table are required by the Securities and Exchange Commission and are not intended to forecast or be indicative of possible future performance of our common stock.

COMPARISON OF CUMULATIVE TOTAL RETURN AMONG
SUPPORT.COM, INC.,
THE NASDAQ COMPOSITE INDEX, AND
THE NASDAQ COMPUTER INDEX

CUMULATIVE TOTAL RETURN AT PERIOD END

	12/31/05	12/31/06	12/31/07	12/31/08	12/30/09	12/31/10
Support.com, Inc.	$100.00	$129.86	$105.45	$52.84	$62.56	$153.55
Nasdaq Composite Index	$100.00	$109.52	$120.27	$71.51	$102.89	$120.29
Nasdaq Computer Index	$100.00	$106.15	$129.35	$68.96	$117.79	$138.34

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

Support.com was founded in 1997 under the name SupportSoft, Inc. as an enterprise software provider focused on technical support organizations.  In 2007 we launched our consumer services business, and in 2008 began reporting two operating segments, Enterprise and Consumer. In June, 2009 we sold our Enterprise business to Consona Corporation (“Consona”), changed our name to Support.com, Inc. and focused our efforts purely on the consumer and small business market.  We added the Sammsoft family of software products to our Consumer business in December, 2009 through the acquisition of substantially all of the assets of Xeriton, Inc. As the Company has irrevocably sold the Enterprise business to Consona, the operations and cash flows of the disposed business have been completely eliminated from the ongoing operations of Support.com.  Therefore, our audited consolidated financial statements, accompanying notes and other information provided in this Form 10-K reflect the Enterprise business as a discontinued operation for all periods presented in accordance with ASC 360, Accounting for the Impairment or Disposal of Long-Lived Assets.  After reclassifying the Enterprise business to discontinued operations, our continuing operations consist solely of our remaining segment, the Consumer business, which includes our online support services as well as our consumer software products.

The information set forth below is not necessarily indicative of results of future operations and should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the consolidated financial statements and related notes included in Items 7 and 8 of Part II of this Report.

	Years Ended December 31,
	2010	2009	2008	2007	2006
	(in thousands, except per share data)
Consolidated Statements of Operations Data:
Revenue:
Services	$32,276	$16,770	$6,468	$994	$—
Software and other	11,901	725	343	56	—
Total revenue	44,177	17,495	6,811	1,050	—
Cost of revenue:
Cost of services	26,737	16,620	10,037	4,415	—
Cost of software and other	1,358	59	—	—	—
Total cost of revenue	28,095	16,679	10,307	4,415	—
Gross profit (loss)	16,082	816	(3,496)	(3,365)	—
Operating expenses:
Research and development	5,214	5,795	6,694	5,070
Sales and marketing	18,091	7,675	9,073	5,087
General and administrative	10,963	14,119	14,559	13,891	—
Amortization of intangible assets	364	177	112	—	—
Total operating expenses	34,632	27,766	30,738	24,048	—
Loss from operations	(18,550)	(26,950)	(34,234)	(27,413)	—
Interest income and other, net	540	428	2,506	6,527	—
Loss from continuing operations, before income taxes	(18,010)	(26,522)	(31,728)	(20,886)	—
Income tax (benefit)	88	(4,941)	(18)	—	—
Loss from continuing operations	(18,098)	(21,581)	(31,710)	(20,886)	—

Income (loss) from discontinued operations, after income taxes	31	7,004	12,604	(483)	(8,235)
Net loss	$(18,067)	$(14,577)	$(19,106)	$(21,369)	$(8,235)
Basic earnings per share:
Income (loss) from continuing operations	$(0.39)	$(0.47)	$(0.69)	$(0.46)	$—
Income (loss) from discontinued operations	0.00	0.16	0.28	(0.01)	(0.19)
Basic net loss per share	$(0.39)	$(0.31)	$(0.41)	$(0.47)	$(0.19)
Diluted earnings per share:
Income (loss) from continuing operations	$(0.39)	$(0.47)	$(0.69)	$(0.46)	$—
Income (loss) from discontinued operations	0.00	0.16	0.28	(0.01)	(0.19)
Diluted net loss per share	$(0.39)	$(0.31)	$(0.41)	$(0.47)	$(0.19)
Shares used in computing basic net loss per share	46,818	46,378	46,098	45,610	44,113
Shares used in computing diluted net loss per share	46,818	46,378	46,098	45,610	44,113

	December 31,
	2010	2009	2008	2007	2006
	(in thousands)
Consolidated Balance Sheet Data:
Cash, cash equivalents and investments	$74,235	$83,479	$87,856	$112,940	$119,891
Auction-rate security put option	—	1,289	7,148	—	—
Working capital	71,385	81,151	68,429	109,280	118,238
Total assets	93,739	101,959	123,586	138,458	152,605
Long-term obligations	749	992	2,453	1,318	411
Accumulated deficit	(142,309)	(124,242)	(109,665)	(90,559)	(69,190)
Total stockholders’ equity	86,057	96,352	105,446	120,862	132,503

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

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

    Overview

Support.com is a leading independent provider of online care for the digital home and small business.

Our technology services and software products help install, set up, connect, secure, repair and optimize personal computers (PCs), tablets, printers, routers, home gateways, smart phones, gaming devices, digital cameras, music players and other devices that are essential to our customers’ digital lives. We offer one-time and subscription services, and licenses of our software products.

Our Personal Technology Experts® generally deliver our services to customers online and by telephone, leveraging our patented market-leading proprietary technology platform. They generally work from their homes rather than in brick and mortar facilities. Our software products include award-winning tools designed to address some of the most common technology device problem areas, including Windows registry errors, hard disk management and computer memory optimization.

We market our services through channel partners and directly to consumers. Our channel partners include leading retail, internet service provider, software and PC/consumer electronics (CE) brands. We market our software products directly and through channel partners using “free trial” versions to encourage customers to experience the products before buying. Our sales and marketing efforts principally target North American consumers and small businesses.

Support.com was founded in 1997 under the name SupportSoft, Inc. as an enterprise software provider focused on technical support organizations. In 2007 we launched our consumer services business, and in 2008 began reporting two operating segments, Enterprise and Consumer. We used this segment reporting structure for all of our publicly filed financial statements beginning January 1, 2008. In June 2009 we sold our Enterprise business, changed our name to Support.com, Inc. and focused our efforts purely on the consumer and small business market. We added the Sammsoft family of software products to our Consumer business in December 2009 through our acquisition of substantially all of the assets of Xeriton, Inc.

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

In 2010, we grew and diversified revenue, improved service efficiency, demonstrated technology innovation, and expanded our product offerings.   Our revenue growth of 153% over the prior-year was driven by expansion of existing programs as well as the addition of new diversified channel partners in verticals beyond retail.  Our service efficiency, measured in average handle time for our largest programs, improved as a result of our ongoing investments in service delivery technology and process.  Our technology innovation included extension of our workflow management system capabilities, enhancement of the diagnosis and repair capabilities contained in our agent toolkit, and deepening of the functionality of the desktop client used by our subscription customers. Our expanded products included new services and software, such as support for non-PC and mobile platforms and data backup offerings.

Our key initiatives for 2011 include growing channel revenue by augmenting established programs, executing roll-outs of recently announced programs, and winning new programs; expanding our direct business by introducing new software products and leveraging synergies between software and services; increasing the breadth of our offerings with mobile device and small business services; and achieving gross margin targets through technology enablement and process improvements.

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

Critical Accounting Policies and Estimates

In preparing our consolidated financial statements in conformity with accounting principles generally accepted in the United States, we make assumptions, judgments and estimates that can have a significant impact on our net revenue, and operating results, as well as on the value of certain assets and liabilities on our consolidated balance sheet. We base our assumptions, judgments and estimates on historical experience and various other factors that we believe to be reasonable under the circumstances. Actual results could differ materially from these estimates under different assumptions or conditions. On a regular basis we evaluate our assumptions, judgments and estimates and make changes accordingly. We believe that the assumptions, judgments and estimates involved in the accounting for revenue recognition, fair value measurements, fair value estimates – auction rate securities (“ARS”) put option, business combinations – purchase accounting, accounting for goodwill and other intangible assets, stock-based compensation and accounting for income taxes have the greatest potential impact on our consolidated financial statements, so we consider these to be our critical accounting policies. We discuss below the critical accounting estimates associated with these policies. For further information on the critical accounting policies, see Note 1 of our Notes to Consolidated Financial Statements.

Revenue Recognition

Our revenue recognition policy is one of our critical accounting policies because revenue is a key component of our results of operations and revenue recognition is based on complex rules which require us to make judgments. In applying our revenue recognition policy we must determine whether revenue is to be recognized on a gross or net basis in accordance with the provisions of ASC 605, Revenue Recognition, which portions of our revenue are to be recognized in the current period, and which portions must be deferred and recognized in subsequent periods. We also recognize services breakage on non-subscription deferred revenue balances, and we use judgment in evaluating the historical redemption patterns used to estimate services breakage.  We do not record revenue on sales transactions when the collection of cash is in doubt at the time of sale, and we use management judgment in determining collectability.  From time to time, we may enter into agreements which involve us making payments to our channel partners.  We use judgment in evaluating the treatment of such payments and in determining which portions of the consideration paid to customers should be recorded as contra-revenue and which should be recorded as an expense.  We generally provide a refund period on services and software, and we employ judgment in determining whether a customer is eligible for a refund based on that customer’s specific facts and circumstances.  If our estimates and judgments on any of the foregoing are incorrect, our revenue for one or more periods may be incorrectly recorded.  Please see Note 1 in Notes to Consolidated Financial Statements for further discussion of our revenue recognition policies.

Fair Value Measurements

ASC 820, Fair Value Measurements and Disclosures defines fair value, establishes a framework for measuring fair value under generally accepted accounting principles and enhances disclosures about fair value measurements. Fair value is defined as the exchange price that would be received for an asset or paid to transfer a liability in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. Valuation techniques used to measure fair value must maximize the use of observable inputs and minimize the use of unobservable inputs. The standard describes a fair value hierarchy based on three levels of inputs, of which the first two are considered observable and the last unobservable, that may be used to measure fair value, which are the following:

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

Our Level 2 securities are priced using quoted market prices for similar instruments, nonbinding market prices that are corroborated by observable market data, or discounted cash flow techniques. There have been no transfers between Level 1 and Level 2 measurements during the year of 2010.

Our Level 3 assets consist of ARS with various state student loan authorities, and an ARS put option with UBS (as described below). Beginning February 2008, all auctions for the ARS have failed. Based on the continued failure of these auctions and the underlying maturities of the securities, we continue to classify our non-UBS holdings as long-term assets.  On June 30, 2010, we exercised our rights under the Rights Agreement with UBS and we sold the underlying investments for cash on June 30, 2010 and July 1, 2010.  The fair value of our ARS holdings was estimated by management using assumptions regarding market volatility and discount rates.  If any of these estimates change, the value of Level 3 assets could change in future periods.

Fair Value Estimates-ARS Put Option

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

Accounting for Goodwill and Other Intangible Assets

We assess the impairment of goodwill annually or more often if events or changes in circumstances indicate that the carrying value may not be recoverable. Consistent with our determination that we have only one reporting segment, we have determined that there is only one reporting unit and goodwill is evaluated for impairment at the entity level.  We test goodwill using the two-step process required by ASC 350, Intangibles – Goodwill and Other.  In the first step, we compare the carrying amount of the reporting unit to the fair value based on quoted market prices of our common stock.  If the carrying value of the reporting unit exceeds the fair value, goodwill is potentially impaired and the second step of the impairment test must be performed.  In the second step, if such comparison reflects potential impairment, we would compare the implied fair value of the goodwill, as defined by ASC 350, to its carrying amount to determine the amounts of impairment loss, if any.  We performed our annual goodwill impairment tests September 30, 2010, 2009, and 2008 and concluded that there was no impairment.

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

Stock-Based Compensation

We account for stock-based compensation in accordance with the provisions of ASC 718, Compensation – Stock Compensation. Under the fair value recognition provisions of ASC 718, stock-based compensation cost is estimated at the grant date based on the fair value of the award and is recognized as expense ratably over the requisite service period of the award. We estimate the fair value of stock-based awards on the grant date using the Black-Scholes-Merton option-pricing model. Determining the appropriate fair value model and calculating the fair value of stock-based awards requires judgment, including estimating stock price volatility, forfeiture rates and expected life. If any of these assumptions used in the option-pricing models change, our stock-based compensation expense could change on our consolidated financial statements.

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

Results of Operations

The following table presents certain Consolidated Statements of Operations data for the periods indicated as a percentage of total revenue:

	Years Ended December 31,
	2010	2009	2008
Revenue:
Services	73%	96%	95%
Software and other	27	4	5
Total revenue	100	100	100
Cost of revenue:
Cost of services	61	95	151
Cost of software and other	3	—	—
Total cost of revenue	64	95	151
Gross profit (loss)	36	5	(51)
Operating expenses:
Research and development	12	33	103
Sales and marketing	41	44	133
General and administrative	24	81	214
Amortization of intangible assets	1	1	2
Total operating expenses	78	159	452
Loss from operations	(42)	(154)	(503)
Interest income and other, net	1	2	37
Loss from continuing operations, before income taxes	(41)	(152)	(466)
Income taxes (benefit)	0	(28)	—
Loss from continuing operations, after income taxes	(41)	(124)	(466)
Income from discontinued operations, after income taxes	0	40	185
Net loss	(41)%	(84)%	(281)%

Years Ended December 31, 2010, 2009, and 2008

Revenue

($ in thousands)	2010	% Change 2009 to 2010	2009	% Change 2008 to 2009	2008
Services	$32,276	92%	$16,770	159%	$6,468
Software and other	11,901	1,542%	725	111%	343
Total revenue	$44,177	153%	$17,495	157%	$6,811

Services revenue consists primarily of fees for technology services provided either through our channel partners or directly via our website www.support.com.  Service revenue was $32.3 million for the year ended December 31, 2010 compared to $16.8 million for the same period of 2009.  The increase was primarily driven by growth in certain channel partnerships.  Services revenue was $16.8 million for the year ended December 31, 2009 compared to $6.5 million for the year ended December 31, 2008.  The significant increase in revenue in 2009 over 2008 reflects increased demand for our services from our channel partners. We expect services revenue to continue to grow in 2011 as a result of expansion of recently-signed programs, addition of new services to established programs, development of new partnerships with additional channel partners, and growth of our direct business.

Software and other revenue was comprised primarily of fees for software products provided through direct customer downloads and, to a lesser extent, through the sale of this software via channel partners.  Software and other revenue was $11.9 million for the year ended December 31, 2010, $725,000 for the year ended December 31, 2009 and $343,000 for the year ended December 31, 2008.  The year-over-year growth in software and other revenue from 2009 to 2010 reflects full-year results of selling the products acquired in our purchase of substantially all of the assets of Xeriton, Inc. in December of 2009 and increases on the sales of such products under our ownership relative to their run rate when acquired.  The year-over-year growth in software and other revenue from 2009 to 2008 reflects one month of selling the acquired products in 2009.  We expect our software and other revenue to continue to grow in 2011 as we release new products into the marketplace and continue leveraging our software products with service channel partners.

Revenue Mix

The components of revenue by type, expressed as a percentage of total revenue were:

	Year Ended December 31,
	2010	2009	2008
Services	73%	96%	95%
Software and other	27	4	5
Total revenue	100%	100%	100%

We expect that services revenue will continue to comprise a majority of our total revenue but that software and other revenue will represent a material percentage of our total revenue over the next year.

For the year ended December 31, 2010, Customer A and  Customer B accounted for 43% and 17% of our total revenue, respectively.  No other customers accounted for 10% or more of total revenue.  For the years ended December 31, 2009 and 2008, one customer, Customer A, accounted for 82% and 81% of our total revenue, respectively. No other customers accounted for 10% or more of our total revenue in either of these years.  The percentage of revenue attributable to Customer A has decreased year-over-year as expected as we have expanded our service partnerships and grown our software business. Revenue from customers outside the United States accounted for approximately 1%, 2% and 8% of our total revenue in 2010, 2009 and 2008, respectively.

Cost of Revenue

($ in thousands)	2010	% Change 2009 to 2010	2009	% Change 2008 to 2009	2008
Cost of services	$26,737	61%	$16,620	61%	$10,307
Cost of software and other	1,358	2,202%	59	100%	—
Total cost of revenues	$28,095	68%	$16,679	62%	$10,307

Cost of services.  Cost of services consists primarily of salary and related expenses for our Personal Technology Experts, technology and telecommunication expenses related to the delivery of services and other employee-related expenses for our service delivery organization. The increase in 2010 as compared to 2009 was due to increases in salary and related overhead expense as a result of growing our workforce of Personal Technology Experts, as well as a corresponding increase in direct technology costs to support this growing workforce.  The increase in 2009 as compared to 2008 reflects the increase in salary and related overhead expense as a result of growing our workforce of Personal Technology Experts in anticipation of increased demand for services for our growing partner programs.  In 2011, we expect cost of services to continue to increase as we add Personal Technology Experts to support higher anticipated service volumes, but we are seeking to drive increased efficiencies through technology in order to produce improved gross margins over time.

Cost of software and other.  Cost of software and other fees consists primarily of third-party royalty fees for the software products we acquired in December 2009.  Certain of these products were developed using third-party research and development resources.  This third party receives royalty payments sales of products it developed.  The significant increase for 2010 as compared to 2009 was primarily driven by an increase in royalty payments as a result of a full year of product sales for our software products.  The increase in cost of software for 2009 compared to 2008 is likewise explained by the acquisition of our consumer software products in December 2009, and the initiation of royalty obligations in that month.  No such third-party royalty arrangements existed for software products in 2008.  In 2011, we expect cost of software and other to continue to increase as we grow our software revenue.

Operating expenses

($ in thousands)	2010	% Change 2009 to 2010	2009	% Change 2008 to 2009	2008
Research and development	$5,214	(10)%	$5,795	(17)%	$6,994
Sales and marketing	18,091	136%	7,675	(15)%	9,073
General and administrative	10,963	(22)%	14,119	(3)%	14,559
Total operating expenses	$34,268	24%	$27,589	(10)%	$30,626

Research and development.  Research and development expense consists primarily of compensation costs, third-party consulting expenses and related overhead costs for research and development personnel. Research and development costs are expensed as incurred. The year-over-year decrease for 2010, 2009 and 2008 resulted from lower salary and related expenses due to fewer research and development personnel and lower office expenses primarily due to lower facility costs for an office outside the United States.  In 2011, we expect research and development spending to increase modestly as we continue our investment in our technology tools and platform.

Sales and marketing.  Sales and marketing expense consists primarily of compensation costs, including salaries and sales commissions, business development and marketing personnel expenses for lead generation activities and promotional expenses, including public relations, advertising and marketing events. The significant increase for 2010 as compared to 2009 resulted primarily from higher marketing expense to drive sales of software acquired in 2009 and to a lesser extent from increased sales and marketing personnel staffing and related costs.  The decrease for 2009 as compared to 2008 resulted primarily from lower salary and related expenses due to lower headcount, as well as lower advertising expense, partially offset by increase in channel partner referral fees.   In 2011, we expect an increase in sales and marketing costs due to increased marketing activities associated with our software business and our direct services business, as well as increased headcount in sales, marketing and account management.

General and administrative.  General and administrative expense consists primarily of compensation costs and related overhead costs for administrative personnel and professional fees for legal, accounting and other professional services. The decrease for 2010 as compared to 2009 resulted primarily from a full year of lower salary and related expense due to fewer personnel following the sale of our Enterprise business, as well as lower facilities and professional services costs.  The decrease for 2009 as compared to 2008 resulted primarily from lower salary and related expenses due to lower headcount, lower depreciation expenses as a result of less equipment needed for a smaller workforce and lower office costs following the sale of our Enterprise business, off-set by facility impairment charges.  In 2011, we expect general and administrative spending to increase modestly in order to support our growing business.

Restructuring and impairment charges.  Restructuring and impairment charges consist of charges related to reductions in our work force and related facilities costs.  There were no restructuring and impairment charges recorded in 2010.  For the year ended December 31, 2009, we recorded restructuring charges of $1.7 million including $62,000 for cost of service, $196,000 for research and development, $295,000 for sales and marketing and $1.1 million for general and administrative. Restructuring expenses were $1.2 million in 2008 including $43,000 for cost of service, $89,000 for research and development, $538,000 for sales and marketing and $525,000 for general and administrative.  We expect to pay the remaining balance of $661,000 through 2012.  The details of our restructuring charges are presented in Note 7 to the Consolidated Financial Statements.

Amortization of intangible assets

($ in thousands)	2010	% Change 2009 to 2010	2009	% Change 2008 to 2009	2008
Amortization of intangible assets	$364	106%	$177	58%	$112

Amortization of intangible assets.  Amortization of intangible assets in 2010, 2009 and 2008 was $364,000, 177,000 and $112,000, respectively.  The increase in amortization of intangible assets in 2010 was due to the full-year amortization of intangible assets acquired from YTO, as well as the acquisition of substantially all of the assets of Xeriton, Inc. in December 2009.

Interest income and other, net

($ in thousands)	2010	% Change 2009 to 2010	2009	% Change 2008 to 2009	2008
Interest income and other, net	$540	26%	$428	(83)%	$2,506

Interest income and other, net.  Interest and other income consist primarily of interest income on our cash, cash equivalents and investments.  The increase in interest income and other, net in 2010 as compared to 2009 was a result of realized foreign currency losses of $189,000 related to the Enterprise business in the first quarter of 2009 that did not recur in 2010.  The significant decrease in interest income and other, net from 2008 to 2009, resulted primarily from lower interest rates, lower average investment balances and lower interest income on our marketable securities as we shifted more of our investments into relatively safer but lower-yielding money market instruments in order to reduce our credit risk.  For the years ended December 31, 2010, 2009 and 2008, the change in value of our ARS put option fully offset the change in value of our UBS ARS.

Provision for income taxes

($ in thousands)	2010	2009	2008
Provision (benefit) for income taxes	$88	$(4,941)	$(18)

Provision for income taxes.  Income tax amounts represent taxes related to the gain on the sale of our Enterprise business and state income taxes.  Generally, the amount of tax expense or benefit allocated to continuing operations is determined without regard to the tax effects of other categories of income or loss, such as income from discontinued operations. However, an exception is provided in ASC 740 when there is a pre-tax loss from continuing operations and pre-tax income from other categories in the current year.  As a result, the Company recorded a tax expense of $58,000 in continuing operations related to the gain on sale of the Enterprise business, and recorded an off-setting tax benefit of $58,000 in discontinued operations during the current year.  For period ending December 31, 2009, the income tax benefit of $4.9 million was primarily comprised of the utilization of continuing operations tax attributes arising from the offset by the tax on the gain on sale from discontinued operations.  The income tax benefit of $18,000 for period ending December 31, 2008 was related to the federal refundable research and development tax credit.

As a result of the sale of our Enterprise business (see Note 2 to the Consolidated Financial Statements), we are reporting all historical financial activity for that segment – including revenues, direct expenses, gain on sale of discontinued operations, and the tax impact of the gain on the sale and the related tax impact of discontinued operations  – as discontinued operations.  For details on the tax impact on our discontinued operations, see Note 2.  For details on the tax impact on our continuing operations, see Note 9.

Liquidity and Capital Resources

Total cash, cash equivalents, investments and the auction-rate securities put option at December 31, 2010 and 2009 were $74.2 million and $84.8 million, respectively.   In 2010, our main sources of liquidity consisted of cash from customers and proceeds from issuances of common stock upon the exercise of stock options.  The decrease in cash, cash equivalents and investments in fiscal year 2010 was primarily due to $13.4 million of cash used in operating activities, purchase of investments of $65.5 million offset with investment sales and maturities of $69.8 million, and proceeds from issuances of common stock of $4.5 million.

Operating Activities

Net cash used in operating activities was $13.4 million for the year ended December 31, 2010, $24.0 million for the year ended December 31, 2009, and $12.3 million for the year ended December 31, 2008. Amounts included in net loss, which do not require the use of cash, primarily include stock-based compensation expenses, realized gain/loss on our ARS and corresponding gain/loss on the ARS put option. The sum of these items totaled $5.2 million, $5.2 million, and $6.2 million in 2010, 2009 and 2008, respectively. Net cash used in operating activities during 2010 was the result of the net loss of $18.1 million, a reduction in accounts receivable, net of $1.9 million, partially offset by non-cash items of $5.2 million.  Net cash used in operating activities during 2009 was the result of the net loss of $14.6 million, a reduction in other accrued liabilities of $10.0 million, a reduction in deferred revenue for discontinued operations of $1.1 million and a gain on the sale of the Enterprise business of $4.2 million, partially offset by non-cash items of $5.2 million.  Net cash used in operating activities during 2008 was primarily the result of the net loss of $19.1 million, an increase in accounts receivable of $252,000, a gain on the ARS put option of $7.1 million primarily offset by a corresponding loss on our ARS of $7.2 million and a decrease in deferred revenue of $454,000.

Investing Activities

Net cash provided by (used in) investing activities was $3.8 million for the year ended December 31, 2010, $(17.3) million for the year ended December 31, 2009, and $63.4 million for the year ended December 31, 2008. Net cash provided by investing activities in 2010 was primarily due to sales and maturities of $69.8 million in marketable securities offset by the purchase of $65.5 million in marketable securities and $498,000 in property and equipment purchases.  The amount of net cash used in investing activities for the year ended December 31, 2009 resulted primarily from the net proceeds we received from the sale of the Enterprise business of $20.5 million and sales and maturities of $15.7 million in marketable securities offset by the purchase of $44.9 million in marketable securities, and $7.9 million used for the acquisition of substantially all of the assets of Xeriton, Inc. and expenditures of $584,000 for property and equipment and developed technology.  Net cash provided by investing activities in 2008 was primarily due to sales and maturities of $109.4 million of marketable securities largely offset by the purchase of $41.3 million of marketable securities, the purchase of $1.4 million of technology, $2.8 million used for the acquisition of YourTechOnline, Inc. and expenditures of $566,000 for property and equipment.

Financing Activities

Net cash generated by financing activities was $4.5 million for the year ended December 31, 2010, $485,000 for the year ended December 31, 2009, and $381,000 for the year ended December 31, 2008. In 2010, cash generated by financing activities was primarily attributable to the exercise of employee stock options.  In 2009 and 2008, cash generated by financing activities was primarily attributable to the exercise of employee stock options and the purchase of common stock under the employee stock purchase plan.

Working Capital and Capital Expenditure Requirements

At December 31, 2010, we had stockholders’ equity of $86.1 million and working capital of $71.4 million. We believe that our existing cash balances will be sufficient to meet our working capital requirements for at least the next 12 months. In 2011, we expect our capital expenditures to remain relatively consistent with 2010.

If we require additional capital resources to grow our business internally or to acquire complementary technologies and businesses at any time in the future, we may seek to sell additional equity or debt securities. The sale of additional equity could result in more dilution to our stockholders.

We plan to continue to make investments in our business during 2011. We believe these investments are essential to creating sustainable growth in our business in the future. Because these investments will likely precede any associated revenues, we expect our working capital to decrease in the near term. Additionally, we may choose to acquire other businesses or complimentary technologies to enhance our product capabilities and such acquisitions would likely require the use of cash.

Contractual Obligations

The following summarizes our contractual obligations at December 31, 2010 and the effect these contractual obligations are expected to have on our liquidity and cash flows in future periods (in thousands).

	Payments Due By Period
	Total	1 Year or Less	1 - 3 Years	After 3 Years
Operating leases	$1,606	$1,049	$557	$-

These obligations are for noncancelable operating leases including our headquarters office and offices to carry out sales, marketing and research and development, and services operations globally.  These obligations also include the Company’s outstanding liabilities for payment of leases for facilities that have been impaired.

Due to the uncertainty with respect to the timing of future cash flows associated with our unrecognized tax benefits at December 31, 2010, we are unable to make reasonably reliable estimates of the period of cash settlement with the respective taxing authority. Therefore, $0.8 million of unrecognized tax benefits have been excluded from the contractual obligations table. See Note 9 to the Consolidated Financial Statements for a discussion on income taxes.

Off-Balance Sheet Arrangements

At December 31, 2010, we did not have any significant off-balance sheet arrangements, as defined in Item 303(a)(4)(ii) of Regulation S-K.

Recent Accounting Pronouncements

In September 2009, the FASB issued Accounting Standards Update No. 2009-13, “Multiple-Deliverable Revenue Arrangements—a consensus of the FASB Emerging Issues Task Force” (ASU 2009-13) which updates the existing multiple-element revenue arrangements guidance currently included under ASC 605, which originated primarily from the guidance in EITF Issue No. 00-21, “Revenue Arrangements with Multiple Deliverables” (EITF 00-21). The revised guidance primarily makes two significant changes: (1) it eliminates the need for objective and reliable evidence of the fair value for the undelivered element in order for a delivered item to be treated as a separate unit of accounting, and (2) it eliminates the residual method to allocate the arrangement consideration. In addition, the guidance also expands the disclosure requirements for revenue recognition. ASU 2009-13 will be effective for us as of January 1, 2011.  This update has no significant impact on our financial position.

In January 2010 the FASB issued ASU No. 2010-06, “Fair Value Measurements and Disclosures (Topic 820) — Improving Disclosures about Fair Value Measurements.” This update amends the disclosure requirements about fair value measurements in ASC Topic 820, “Fair Value Measurements and Disclosures.” ASU 2010-06 requires more robust disclosures about the different classes of assets and liabilities measured at fair value, the valuation techniques and inputs used, the activity in Level 3 fair value measurements, and the transfers between Levels 1, 2, and 3. ASU 2010-06 is effective for interim and annual reporting periods beginning after December 15, 2009.  This update has had no significant impact on our financial position, results of operations or cash flows.

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

The primary objective of our investment activities is to preserve principal while at the same time maximizing the income we receive from our investments without significantly increasing risk. To achieve this objective, we invest our excess cash in a variety of securities, including U.S government agency securities, corporate notes and bonds, commercial paper, money market funds meeting certain criteria, and ARS. These securities are classified as available-for-sale. Consequently, our available-for-sale securities are recorded on the balance sheet at fair value with unrealized gains or losses reported as a separate component of accumulated other comprehensive income (loss). Our holdings of the securities of any one issuer, except government agencies, do not exceed 10% of our portfolio. We do not utilize derivative financial instruments to manage our interest rate risks.

As of December 31, 2010 and December 31, 2009, we held $55.7 million and $59.9 million in investments (excluding cash and cash equivalents), which consisted primarily of government debt securities, corporate notes and bonds, commercial paper, and ARS. The weighted average interest rate, including the impact of amortization/accretion of discounts of our portfolio was approximately 0.64% at December 31, 2010 and 2.46% at December 31, 2009. A decline in interest rates over time would reduce our interest income from our investments. A decrease in interest rates of 100 basis points would cause a corresponding decrease in our annual interest income of approximately $557,000.

At December 31, 2010 and December 31, 2009 we had investments in AAA-rated ARS with various state student loan authorities with estimated fair values of $2.7 million and $22.7 million, respectively. The student loans made by these authorities are substantially guaranteed by the federal government through the Federal Family Education Loan Program (FFELP). ARS are long-term floating rate bonds tied to short-term interest rates. After the initial issuance of the securities, the interest rate on the securities is reset periodically, at intervals established at the time of issuance (e.g., every seven days, twenty-eight days, thirty-five days, or every six months), based on market demand, if the auctions are successful. ARS are bought and sold in the marketplace through a competitive bidding process often referred to as a “Dutch auction.” If there is insufficient interest in the securities at the time of an auction, the auction may not be completed and the ARS then pays a default interest rate. Following such a failed auction, we cannot access our funds that are invested in the corresponding ARS until a future auction of these investments is successful, new buyers express interest in purchasing these securities in between reset dates, issuers establish a different form of financing to replace these securities or final payments become due according to contractual maturities. Commencing in February 2008, conditions in the global credit markets resulted in failed auctions for all of the ARS we held. In October 2008, UBS extended an offer to us to sell our eligible ARS at par value back to UBS beginning June 30, 2010 through July 2, 2012.  On June 30, 2010, we exercised our rights under the Rights Agreement with UBS.  Of the $20.2 million at par we held immediately prior to exercising the put, $11.1 million was settled on June 30, 2010 and the remaining $9.1 million was settled on July 1, 2010.  In the near term, our ability to liquidate our remaining investments in ARS or fully recover the carrying values may be limited or not exist.

The fair value of our remaining $2.7 million of ARS, classified as available-for-sale, was based on a discounted cash flow valuation that takes into account a number of factors including the WART of the underlying securities, the expected return, and the discount rate. The actual WART from servicing reports was used where available. For securities where the actual WART was not available an estimate based on other securities held was used. The expected return was calculated based on the last twelve months average for the 91 day U.S. treasury bill plus a spread. This rate is the typical default rate for ARS held by us. The discount rate was calculated using the 3-month LIBOR rate plus adjustments for the security type. Changes in any of the above estimates, especially the WART or the discount rate, could result in a material change to the fair value. At December 31, 2010, all ARS were classified as Level 3 assets.  Presently we have determined the decline in value for the available-for-sale ARS to be temporary because i) we have no current intent to sell the security, and we believe that we will not be required to sell the security before the recovery of its amortized cost due to our large cash reserves; ii) through December 31, 2010 all of the securities have maintained AAA credit ratings; and iii) loans made by the issuers are backed by the federal government.  We also conclude that we do not intend to sell an impaired available-for-sale security and will not be required to sell such a security before the recovery of our amortized cost basis due to its large cash reserves.

However, if circumstances change, we may be required to record an other-than-temporary impairment charge on the available-for-sale ARS. We may similarly be required to record other-than-temporary impairment charges if the ratings on any of these securities are reduced or if any of the issuers default on their obligations. In addition to impairment charges, any of these events could cause us to lose part or all of our investment in these securities. As of December 31, 2010, we had investments in ARS with estimated fair values of $2.7 million.  Any of these events could materially affect our results of operations and our financial condition. We currently believe these securities are not significantly impaired for the reasons described above; however, it could take until the final maturity of the underlying notes (up to 30 years) to realize our investments’ recorded value.

Impact of Foreign Currency Rate Changes

The functional currencies of our international operating subsidiaries are the local currencies. We translate the assets and liabilities of our foreign subsidiaries at the exchange rates in effect on the balance sheet date. We translate their income and expenses at the average rates of exchange in effect during the period. We include translation gains and losses in the stockholders’ equity section of our balance sheet. We include net gains and losses resulting from foreign exchange transactions in interest income and other in our statements of operations. Since we translate foreign currencies (primarily Canadian dollars, British Pound Sterling, and Indian rupees) into U.S. dollars for financial reporting purposes, currency fluctuations may have a material impact on our financial results. We have both revenue and expenses that are denominated in foreign currencies. Foreign currency expenses are generally larger than foreign currency revenue. A weaker U.S. dollar environment would generally have an immaterial negative impact on our statement of operations, while a stronger U.S. dollar environment would have an immaterial positive impact on our statement of operations. The historical impact of currency fluctuations has generally been immaterial. As of December 31, 2010 we did not engage in foreign currency hedging activities.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

SUPPORT.COM, INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders of
Support.com, Inc.

We have audited the accompanying consolidated balance sheets of Support.com, Inc. as of December 31, 2010 and 2009, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2010. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Support.com, Inc. at December 31, 2010 and 2009, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2010, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Support.com, Inc.’s internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 11, 2011 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP
Palo Alto, California March 11, 2011

SUPPORT.COM, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands except share and per share data)

	December 31,
	2010	2009
ASSETS
Current assets:
Cash and cash equivalents	$18,561	$23,547
Short-term investments	53,007	56,488
Auction-rate securities put option	—	1,289
Accounts receivable, less allowance of $43 and $9 at December 31, 2010 and 2009, respectively	5,133	3,190
Prepaid expenses and other current assets	1,617	1,252
Total current assets	78,318	85,766
Long-term investments	2,667	3,444
Property and equipment, net	623	447
Purchased technology, net	226	309
Goodwill	10,181	10,171
Intangible assets, net	1,076	1,450
Other assets	648	372
Total assets	$93,739	$101,959
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$536	$99
Accrued compensation	1,248	745
Other accrued liabilities	3,575	3,045
Deferred revenue	1,574	726
Total current liabilities	6,933	4,615
Other long-term liabilities	749	992
Total liabilities	7,682	5,607
Commitments and contingencies
Stockholders’ equity:
Common stock; par value $0.0001, 150,000,000 shares authorized; 48,142,145 issued and outstanding at December 31, 2010 and 46,460,554 issued and outstanding at December 31, 2009	5	5
Additional paid-in capital	229,692	221,822
Accumulated other comprehensive loss	(1,331)	(1,233)
Accumulated deficit	(142,309)	(124,242)
Total stockholders’ equity	86,057	96,352
Total liabilities and stockholders’ equity	$93,739	$101,959

See accompanying notes.

SUPPORT.COM, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands except per share data)

	Year Ended December 31,
	2010	2009	2008
Revenue:
Services	$32,276	$16,770	$6,468
Software and other	11,901	725	343
Total revenue	44,177	17,495	6,811
Costs of revenue:
Cost of services	26,737	16,620	10,307
Cost of software and other	1,358	59	—
Total cost of revenue	28,095	16,679	10,307
Gross profit (loss)	16,082	816	(3,496)
Operating expenses:
Research and development	5,214	5,795	6,994
Sales and marketing	18,091	7,675	9,073
General and administrative	10,963	14,119	14,559
Amortization of intangible assets	364	177	112
Total operating expenses	34,632	27,766	30,738
Loss from operations	(18,550)	(26,950)	(34,234)
Interest income and other, net	540	428	2,506
Loss from continuing operations, before income taxes	(18,010)	(26,522)	(31,728)
Income tax provision (benefit)	88	(4,941)	(18)
Loss from continuing operations, after income taxes	(18,098)	(21,581)	(31,710)
Income from discontinued operations, after income taxes	31	7,004	12,604
Net loss	$(18,067)	$(14,577)	$(19,106)
Basic and diluted earnings per share:
Loss from continuing operations	$(0.39)	$(0.47)	$(0.69)
Income from discontinued operations	0.00	0.16	0.28
Basic and diluted net loss per share	$(0.39)	$(0.31)	$(0.41)
Shares used in computing basic and diluted net loss per share	46,818	46,378	46,098

See accompanying notes.

SUPPORT.COM, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(in thousands except share data)

	Common Stock		Additional	Accumulated Other Comprehensive	Accumulated	Total Stockholders’
	Shares	Amount	Paid-In Capital	Income (Loss)	Deficit	Equity
Balances at December 31, 2007	46,012,109	$5	$212,188	$(772)	$(90,559)	$120,862
Components of comprehensive loss:
Net loss		—	—		(19,106)	(19,106)
Unrealized loss on investments	—	—	—	(1,600)	—	(1,600)
Foreign currency translation adjustment	—	—	—	(169)	—	(169)
Comprehensive loss						(20,875)
Stock-based compensation expense	—	—	5,078	—	—	5,078
Issuance of common stock upon exercise of stock options for cash	2,333	—	1	—	—	1
Issuance of common stock under employee stock purchase plan	127,301	—	380	—	—	380
Balances at December 31, 2008	46,141,743	5	217,647	(2,541)	(109,665)	105,446
Components of comprehensive loss:
Net loss		—	—		(14,577)	(14,577)
Unrealized gain on investments	—	—	—	1,518	—	1,518
Foreign currency translation adjustment	—	—	—	(210)	—	(210)
Comprehensive loss						(13,269)
Stock-based compensation expense	—	—	3,690	—	—	3,690
Issuance of common stock upon exercise of stock options for cash	244,770	—	358	—	—	358
Issuance of common stock under employee stock purchase plan	74,041	—	127	—	—	127
Balances at December 31, 2009	46,460,554	5	221,822	(1,233)	(124,242)	96,352
Components of comprehensive income:
Net loss		—	—		(18,067)	(18,067)
Unrealized loss on investments	—	—	—	(66)	—	(66)
Foreign currency translation adjustment	—	—	—	(32)	—	(32)
Comprehensive loss						(18,165)
Stock-based compensation expense	—	—	3,331	—	—	3,331
Issuance of common stock upon exercise of stock options for cash	1,681,591	—	4,539	—	—	4,539
Balances at December 31, 2010	48,142,145	$5	$229,692	$(1,331)	$(142,309)	$86,057

See accompanying notes.

SUPPORT.COM, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Year Ended December 31,
	2010	2009	2008
Operating activities:
Net loss	$(18,067)	$(14,577)	$(19,106)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Gain on the sale of discontinued operations, net of tax ………………...	—	(4,190)	—
Depreciation	323	613	1,194
Write-off of fixed assets	—	323	105
Stock-based compensation expense	3,331	3,690	5,078
Amortization of premiums and discounts on marketable securities	1,149	249	(509)
Amortization of intangible assets	364	177	202
Amortization of purchased technology	83	172	57
Realized (gain)/loss on investments	(1,299)	(5,859)	7,221
(Gain)/loss on auction-rate security put option	1,289	5,859	(7,148)
Changes in assets and liabilities:
Accounts receivable, net	(1,943)	2,494	(252)
Prepaid expenses and other current assets	(371)	103	892
Other assets	(318)	132	(213)
Accounts payable	436	(843)	431
Accrued compensation	491	(970)	(186)
Other accrued liabilities	510	(9,981)	(203)
Other long-term liabilities	(214)	(294)	569
Deferred revenue	848	(1,068)	(454)
Net cash used in operating activities	(13,388)	(23,970)	(12,322)
Investing activities:
Proceeds from sale of discontinued operations	—	20,475	—
Purchases of property and equipment	(498)	(234)	(566)
Purchase of developed technology	—	(350)	(1,375)
Acquisition of business, net of cash acquired	—	(7,942)	(2,778)
Purchases of investments	(65,464)	(44,932)	(41,256)
Sales of investments	33,073	2,630	39,941
Maturities of investments	36,733	13,050	69,467
Net cash provided by (used in) investing activities	3,844	(17,303)	63,433
Financing activities:
Proceeds from issuances of common stock	4,539	485	381
Net cash provided by financing activities	4,539	485	381
Net increase (decrease) in cash and cash equivalents	(5,005)	(40,788)	51,492
Effect of exchange rate changes on cash and cash equivalents	19	29	(112)
Cash and cash equivalents at beginning of period	23,547	64,306	12,926
Cash and cash equivalents at end of period	$18,561	$23,547	$64,306
Supplemental schedule of cash flow information:
Cash paid for income taxes	$89	$311	$402

See accompanying notes.

SUPPORT.COM, INC

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

We are a leading independent provider of online care for the digital home and small business.

Our premium services and software products install, set-up, connect, repair and protect personal computers and related devices that are essential to our customers.  We offer one-time services and subscriptions, and we also license software products to consumers who prefer do-it-yourself solutions.

Basis of Presentation

Support.com was founded in 1997 under the name SupportSoft, Inc. as an enterprise software provider focused on technical support organizations.  In 2007 we launched our consumer services business, and in 2008 began reporting two operating segments, Enterprise and Consumer. In June, 2009 we sold our Enterprise business and focused our efforts purely on the consumer market.  In December 2009 through the acquisition of substantially all of the assets of Xeriton, Inc., we added software tools marketed under the Sammsoft brand to our Consumer business.

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

Foreign Currency Translation

The functional currency of our foreign subsidiaries is generally the local currency. Assets and liabilities of our wholly owned foreign subsidiaries are translated from their respective functional currencies at exchange rates in effect at the balance sheet date, and revenues and expenses are translated at average exchange rates prevailing during the year. Any material resulting translation adjustments are reflected as a separate component of stockholders’ equity in accumulated other comprehensive income or loss. Realized foreign currency transaction gains and losses were not material during the years ending December 31, 2010, 2009, and 2008.

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

The following table summarizes the allowance for doubtful accounts as of December 31, 2010 and 2009 (in thousands):

	Balance at Beginning of Period	Charged/ (Recovery) to Costs and Expenses	Write- offs	Balance at End of Period
Allowance for doubtful accounts:

Year ended December 31, 2009	$—	$9	$—	$9
Year ended December 31, 2010	$9	$34	$—	$43

As of December 31, 2010, Customer A, Customer B and Customer C accounted for 57%, 21% and 12%, of our total accounts receivable, net, and no other customers represented greater than 10% of our total accounts receivable, net.  Customer A represented 80% and 95% of our total accounts receivable, net, as of December 31, 2009 and 2008, respectively and no other customers represented greater than 10% of our total account receivable, net.

Cash, Cash Equivalents and Investments

All liquid instruments with an original maturity at the date of purchase of ninety days or less are classified as cash equivalents. Cash equivalents and short-term investments consist primarily of money market funds, commercial paper, corporate and municipal bonds and auction-rate securities (ARS) held by UBS. Our interest income on cash, cash equivalents and investments is recorded monthly and reported as interest income and other in our consolidated statements of operations.

On June 30, 2010, we exercised our rights under the Rights Agreement with UBS and settled the ARS for cash on June 30 and July 1, 2010.  As of December 31, 2010, there were no ARS held by UBS as a result of this exercise.  Long-term investments consist of other ARS positions not held with UBS. Other than the ARS held by UBS, our cash equivalents and short-term and long-term investments are classified as available-for-sale, and are reported at fair value with unrealized gains(losses) (when deemed to be temporary) included in accumulated other comprehensive income within stockholders’ equity on the consolidated balance sheets. Prior to their sale the ARS held by UBS were classified as trading securities and were reported at fair value with realized gains(losses) included in interest income(expense) and other, net in the consolidated statements of operations. For the twelve months ended December 31, 2010, we recorded a realized loss of $1.3 million on re-valuation of the ARS put option, offset with a realized gain of $1.3 million on the ARS held by UBS, for a net realized gain(loss) of zero. For the year ended December 31, 2009, we recorded realized losses of $5.9 million on the ARS put option re-valuation, which was offset by realized gains of $5.9 million on the UBS ARS.  This was due to the put option re-valuation fully offsetting the UBS ARS re-valuation.

We monitor our investments for impairment on a quarterly basis and determine whether a decline in fair value is other-than-temporary by considering factors such as current economic and market conditions, the credit rating of the security’s issuer, the length of time an investment’s fair value has been below our carrying value, the Company’s intent to sell the security and the Company’s belief that it will not be required to sell the security before the recovery of its amortized cost. If an investment’s decline in fair value is deemed to be other-than-temporary, we reduce its carrying value to its estimated fair value, as determined based on quoted market prices or liquidation values. Declines in value judged to be other-than-temporary, if any, are recorded in operations as incurred. At December 31, 2010, the Company evaluated its unrealized gains(losses) on available-for-sale securities and determined them to be temporary. The ARS investments have been in a continuous unrealized loss position for more than 12 months.  In accordance with ASC 320 2, Investments-Debt and Equity Securities, the Company concluded that it does not intend to sell a security with an unrealized loss and it will not be required to sell the security before the recovery of its amortized cost basis.

At December 31, 2010 and 2009, the fair value of cash, cash equivalents, investments and the ARS put option was $74.2 million and $84.8 million, respectively.  The following is a summary of cash, cash equivalents and investments at December 31, 2009 (in thousands):

	For the Year Ended December 31, 2010
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Cash	$2,340	$—	$—	$2,340
Money market fund	14,221	—	—	14,221
Commercial paper	6,992	—	(2)	6,990
Corporate bonds	22,013	19	(20)	22,012
Corporate Notes	20,997	25	(14)	21,008
Treasuries	4,999	—	(2)	4,997
Auction-rate securities	2,800	—	(133)	2,667
	$74,362	$44	$(171)	$74,235
Classified as:
Cash and cash equivalents	$18,561	$—	$—	$18,561
Short-term investments	53,001	44	(38)	53,007
Long-term investments	2,800	—	(133)	2,667
	$74,362	$44	$(171)	$74,235

		For the Year Ended December 31, 2009
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Gross Realized Losses	Fair Value
Cash	$3,429	$—	$—	$—	$3,429
Money market fund	20,118	—	—	—	20,118
Certificates of deposit	1,200	—	—	—	1,200
Agency bonds	3,500	2	(1)	—	3,501
Commercial paper	7,895	1	(0)	—	7,896
Corporate bonds	12,384	27	(7)	—	12,404
Corporate notes	8,203	73	—	—	8,276
U.S. government agency securities	4,000	0	—	—	4,000
Auction-rate securities(1)	24,100	—	(156)	(1,289)	22,655	(1)
	$84,829	$103	$(164)	(1,289)	$83,479	(1)
Classified as:
Cash and cash equivalents	$23,547	$—	$—	$—	$23,547
Short-term investments	57,682	103	(8)	(1,289)	56,488
Long-term investments	3,600	—	(156)	—	3,444
	$84,829	$103	$(164)	$(1,289)	$83,479	(1)

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

The following table summarizes the estimated fair value of our available-for-sale and trading debt securities classified by the stated maturity date of the security (in thousands):

	December 31,
	2010	2009
Due within one year	$50,350	$33,591
Due within two years	4,657	$3,686
Due after three years	2,667	$22,655
	$57,674	$59,932

We determined that the gross unrealized losses on our available-for-sale investments as of December 31, 2010 are temporary in nature. The fair value of our available-for-sale securities at December 31, 2010 and 2009 reflects a net unrealized loss of $127,000 and $61,000, respectively.  We recognized realized gains related to available-for-sale securities of $10,000 and $2,000 for the years ended December 31, 2010 and 2009, respectively. There were no realized losses on available-for-sale securities in the year ended December 31, 20010 and 2009, respectively.

At December 31, 2010 and 2009 we had investments in AAA-rated ARS with various state student loan authorities with estimated fair values of $2.7 million and $22.7 million, respectively. The student loans made by these authorities are substantially guaranteed by the federal government through the Federal Family Education Loan Program (FFELP). ARS are long-term floating rate bonds tied to short-term interest rates. After the initial issuance of the securities, the interest rate on the securities is reset periodically, at intervals established at the time of issuance (e.g., every seven days, twenty-eight days, thirty-five days, or every six months), based on market demand, if the auctions are successful. ARS are bought and sold in the marketplace through a competitive bidding process often referred to as a “Dutch auction.” If there is insufficient interest in the securities at the time of an auction, the auction may not be completed and the ARS then pays a default interest rate. Following such a failed auction, we cannot access our funds that are invested in the corresponding ARS until a future auction of these investments is successful, new buyers express interest in purchasing these securities in between reset dates, issuers establish a different form of financing to replace these securities or final payments become due according to contractual maturities. Commencing in February 2008, conditions in the global credit markets resulted in failed auctions for all of our ARS. In the near term, our ability to liquidate our investments or fully recover the carrying values may be limited or not exist.

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

We determined that the gross unrealized losses on our available-for-sale investments as of December 31, 2010 are temporary in nature. The fair value of our ARS at December 31, 2010 reflects an unrealized loss of $127,000, entirely related to securities classified as available-for-sale.

Fair value for non-UBS ARS, classified as available-for sale, was based on a discounted cash flow valuation that takes into account a number of factors including the weighted average remaining term (WART) of the underlying securities, the expected return, and the discount rate. The actual WART from servicing reports was used where available. For securities where the actual WART was not available an estimate based on other securities held was used. The expected return was calculated based on the last twelve months’ average for the 91 day T-bill plus a spread. This rate is the typical default rate for ARS held by us. The discount rate was calculated using the 3-month LIBOR rate plus adjustments for the security type. Changes in any of the above estimates, especially the weighted average remaining term or the discount rate, could result in a material change to the fair value. Presently we have determined the decline in value for the available-for-sale ARS to be temporary because i) we have no intent to sell the security, and we believe that we will not be required to sell the security before the recovery of its amortized cost due to our cash reserves; ii) through December 31, 2010 all of the securities have maintained AAA credit ratings; and iii) loans made by the issuers are backed by the federal government.  In accordance with ASC 320, we also conclude that we do not intend to sell an impaired available-for-sale security and will not be required to sell such a security before the recovery of our amortized cost.

However, if circumstances change, we may be required to record an other-than-temporary impairment charge on the available-for-sale ARS. We may similarly be required to record other-than-temporary impairment charges if the ratings on any of these securities are reduced or if any of the issuers default on their obligations. In addition to impairment charges, any of these events could cause us to lose part or all of our investment in these securities. Any of these events could materially affect our results of operations and our financial condition. We currently believe these securities are not significantly impaired for the reasons described above; however, it could take until the final maturity of the underlying notes (initially up to 30 years) to realize our investments’ recorded value.

The following table sets forth the unrealized losses for the Company’s available-for-sale investments as of December 31, 2010 and 2009 (in thousands):

As of December 31, 2010	In Loss Position Less Than 12 Months		In Loss Position More Than 12 Months		Total In Loss Position
Description	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Commercial Paper	$6,990	$(2)	$—	$—	$6,990	$(2)
Corporate Bonds	15,813	(21)	—	—	15,813	(21)
Corporate Notes	11,664	(14)	—	—	11,664	(14)
Treasuries	4,998	(1)	—	—	4,998	(1)
Auction-rate securities	—	—	2,667	(133)	2,667	(133)
Total	$39,465	$(38)	$2,667	$(133)	$42,132	$(171)

As of December 31, 2009	In Loss Position Less Than 12 Months		In Loss Position More Than 12 Months		Total In Loss Position
Description	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Agency bond	$1,501	$(1)	$—	$—	$1,501	$(1)
Commercial paper	1,999	(0)	—	—	1,999	(0)
Corporate bonds	3,929	(7)	—	—	3,929	(7)
Auction-rate securities	—	—	3,444	(156)	3,444	(156)
Total	$7,429	$(8)	$3,444	$(156)	$10,873	$(164)

Auction-Rate Security Put Option

In November 2008, we signed a Rights Agreement with UBS concerning the disposition of our ARS. The UBS agreement gave us the right to sell our ARS back to UBS, at par value, beginning June 30, 2010 through July 2, 2012.  The rights represent a freestanding financial instrument for accounting purposes.  As noted above, we elected to value this “put” option at fair value as allowed under ASC 825, Financial Instruments. As such, we recognized the value of the repurchase right as an asset with the corresponding gain recorded in earnings.  Fair value was determined using a “with and without” approach based on a discounted cash flow valuation comparing the value of the auction rate securities with the put option and without it. We took into account the same factors as those used to value the auction rate securities noted above, adjusted to account for differences in cash flow timing and UBS credit risk. The value of the rights offer was recorded in interest income and expense, net.  On June 30, 2010, we exercised our rights under the Rights Agreement with UBS. The value of the ARS put option at December 31, 2010 and December 31, 2009 was zero and $1.3 million, respectively.  At December 31, 2010 the ARS put option fully offset the realized loss recorded on the related ARS in our consolidated statement of operations. During the year ended December 31, 2009, we recorded a gain of $5.9 million to adjust the value of the UBS ARS to fair value offset by a recorded loss of $5.9 million to reflect a corresponding decrease in the fair value of the ARS put option.

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

Goodwill

Goodwill of $2.9 million resulted from our acquisition of YourTechOnline.com (“YTO”) on May 2, 2008 and goodwill of $7.3 million resulted from our acquisition of substantially all of the assets of Xeriton on December 7, 2009.

We assess the impairment of goodwill annually or more often if events or changes in circumstances indicate that the carrying value may not be recoverable. Consistent with our determination that we have only one reporting segment, we have determined that there is only one reporting unit and goodwill is evaluated for impairment oat the entity level.  We test goodwill using the two-step process required by ASC 350, Intangibles – Goodwill and Other.  In the first step, we compare the carrying amount of the reporting unit to the fair value based on quoted market prices of our common stock.  If the carrying value of the reporting unit exceeds the fair value, goodwill is potentially impaired and the second step of the impairment test must be performed.  In the second step, if such comparison reflects potential impairment, we would compare the implied fair value of the goodwill, as defined by ASC 350, to its carrying amount to determine the amounts of impairment loss, if any.  We performed our annual goodwill impairment tests September 30, 2010, 2009, and 2008 and concluded that there was no impairment.

We conduct our annual evaluation for impairment of goodwill on September 30.  No goodwill impairment charges have been recorded through December 31, 2010.

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

Services Revenue

Services revenues are comprised primarily of fees for technology support services, including the set-up, protection, optimization and repair of new and existing computers as well as other technology devices. We provide these services remotely, using work-from-home Personal Technology Experts who utilize our proprietary technology to deliver the services.

We provide services to consumers and small business, either through our channel partners (which include brick and mortar and online retailers, anti-virus providers, PC/consumer electronics (“PC/CE”) manufacturers, internet service providers (“ISP’s”), and others) or directly via our website (www.support.com). We transact with customers via reseller programs, referral programs and direct transactions. In reseller programs, the channel partner generally executes the financial transactions with the consumer and pays a fee to us which we recognize as revenue when the service is provided. In referral programs, we transact with the consumer directly and pay a referral fee to the referring party. Referral fees are expensed in the period in which the customer was acquired.  In such instances, since we are the transacting party and bear substantially all risks associated with the transaction, we record the gross amount of revenue. In direct-to-consumer transactions, we sell directly to the consumer at the retail price.

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

For certain direct and channel partnerships, we are paid for services that are sold but not yet delivered.  We initially record such balances as deferred revenue, and recognize revenue when the service has been provided or, on the non-subscription portion of these balances, when the likelihood of the service being redeemed by the customer is remote (“services breakage”).  Based upon our historical redemption patterns for these relationships, we believe that the likelihood of a service being delivered more than 90 days after sale is remote.  Beginning in 2010, we therefore recognize non-subscription deferred revenue balances older than 90 days as services revenue.  For the year ending December 31, 2010, services breakage revenue was immaterial, and accounted for less than one percent of revenue.

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

Software and Other Revenue

Software and other revenue is comprised primarily of fees for software products provided through direct consumer downloads and, to a lesser extent, through the sale of this software via channel partners. Our software is sold to consumers as a perpetual license. We act as the primary obligor and generally control fulfillment, pricing, product requirements, and collection risk and therefore we recognize revenues using the gross method in the period in which the software products were sold. We provide a limited amount of free technical support assistance to customers. We therefore do not defer the recognition of any revenue associated with sales of these products, since the cost of providing this free technical support is insignificant. The technical support is generally provided within one year after the associated revenue is recognized and free product enhancements are minimal and infrequent. Other revenue consists primarily of revenue generated through partners advertising to our customer base in various forms, including toolbar advertising, email marketing, and free trial offers. We recognize other revenue as it is earned.

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

Purchased Technology and Internal Use Software

We capitalize costs related to software that we license and incorporate into our product and service offerings or develop for internal use.  In 2009, we acquired purchased technology for $350,000 and recorded amortization expense related to this technology of $83,000 and $41,000 in 2010 and 2009.  There were no costs capitalized in 2008.  In addition, in 2010, we accumulated $69,000 related to software developed for internal use and will amortize over the useful life of this software once it is placed into service.

Advertising Costs

Advertising costs are recorded as sales and marketing expense in the period in which they are incurred. Advertising expense was $10.6 million, $1.9 million, and $1.1 million for the years ended December 31, 2010, 2009, and 2008, respectively.

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

The following table sets forth the computation of basic and diluted net loss per share (in thousands, except per share amounts):

	Year Ended December 31,
	2010	2009	2008
Net loss	$(18,067)	$(14,577)	$(19,106)
Basic:
Weighted-average shares of common stock outstanding	46,818	46,378	46,098
Shares used in computing basic net loss per share	46,818	46,378	46,098
Basic net loss per share	$(0.39)	$(0.31)	$(0.41)
Diluted:
Weighted-average shares of common stock outstanding	46,818	46,378	46,098
Add: Common equivalent shares outstanding	—	—	—
Shares used in computing diluted net loss per share	46,818	46,378	46,098
Diluted net loss per share	$(0.39)	$(0.31)	$(0.41)

For the years ended December 31, 2010, 2009 and 2008, 941,000, 11.4 million and 12.7 million outstanding options were excluded from the computation of diluted net loss per share since their effect would have been anti-dilutive.

Accumulated Other Comprehensive Loss

The components of accumulated other comprehensive loss relate entirely to accumulated foreign currency translation losses and unrealized gains and losses on investments. Accumulated currency translation losses, net of tax effects, were $1.2 million and $1.2 million as of December 31, 2010 and 2009, respectively, and accumulated unrealized gains (losses) on investments, net of tax effect, were $(0.1) million and $0.1 million as of December 31, 2010 and 2009, respectively.

Comprehensive Loss

Comprehensive net income/loss includes the impact of foreign currency translation adjustments and changes in the fair value of available-for-sale securities.  The following are the components of comprehensive loss (in thousands):

	For the years ended December 31,
	2010	2009	2008
Net loss	$(18,067)	$(14,577)	$(19,106)
Net unrealized gain/(loss) on available-for-sale securities	(66)	1,518	(1,600)
Foreign currency translation loss	(32)	(210)	(169)
Total comprehensive loss	$(18,165)	$(13,269)	$(20,875)

Income tax provision netted against unrealized gain (loss) on available-for-sale securities	$—	$—	$—

The amounts noted in the table above are shown before taking into account the related income tax impact.  The income tax effect allocated to each component of other comprehensive income for each of the periods presented is not significant.

Stock-Based Compensation

We apply the provisions of ASC 718, Stock Compensation, which requires the measurement and recognition of compensation expense for all stock-based payment awards, including grants of stock and options to purchase stock, made to employees and directors based on estimated fair values.

Determining Fair Value of Share Based Payments

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

Expected Volatility: Our expected volatility represents the amount by which the stock price is expected to fluctuate throughout the period that the stock option is outstanding. Historically, we have based our expected volatility on historical company data.  However, given the focus and overall nature of our business changed upon the sale of our Enterprise business, we no longer believe our historical volatility to be reflective of our expected volatility going forward.  Therefore, in 2010 we adopted a methodology which combines available Company-specific volatility for the period following the sale of our Enterprise business with the volatility of a peer group. The relative weight given to Company-specific volatility increases each reporting period, while the relative weighting for our peer group’s volatility decreases.  Given the expected life of our stock grants, we expect company-specific volatility to wholly account for our volatility estimates beginning in 2013.

Expected Dividend: We use a dividend yield of zero, as we have never paid cash dividends and do not expect to pay dividends in the future.

The fair value of our stock-based awards was estimated using the following assumptions for the years ended December 31, 2010, 2009 and 2008:

	Stock Option Plan			Employee Stock Purchase Plan
	2010	2009	2008	2010	2009	2008
Risk-free interest rate	1.7%	2.0%	2.0%	n/a	n/a	1.5%
Expected term (in years)	3.6	3.6	4.3	n/a	n/a	0.5
Volatility	66.6%	63.1%	53.2%	n/a	n/a	53.1%
Expected dividend	0%	0%	0%	n/a	n/a	0%
Weighted average fair value	$1.71	$1.12	$1.33	n/a	n/a	$1.08

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

We recorded the following stock-based compensation expense for the fiscal years ended December 31, 2010, 2009 and 2008, (in thousands).

	For the Year Ended December 31,
	2010	2009	2008
Stock option compensation expense recognized in:
Cost of service	$168	$130	$110
Cost of software and others	1	—	—
Research and development	588	465	432
Sales and marketing	693	575	901
General and administrative	1,881	1,763	1,772
	3,331	2,933	3,215
ESPP compensation expense recognized in:
Cost of service	—	3	28
Research and development	—	2	18
Sales and marketing	—	2	10
General and administrative	—	2	18
	—	9	74
Stock-based compensation expense included in total costs and expenses	$3,331	$2,942	$3,289

Net cash proceeds from the exercise of stock options were $4.5 million, $358,000 and $233 for the years ended December 31, 2010, 2009 and 2008, respectively. No income tax benefit was realized from stock option exercises during the year ended December 31, 2010. In accordance with ASC 718, we present excess tax benefits from the exercise of stock options, if any, as net cash generated in financing activities.

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

We generally agree to indemnify our customers against legal claims that our software products infringe certain third-party intellectual property rights.  As of December 31, 2010 and 2009, we have not been required to make any payment resulting from infringement claims asserted against our customers and have not recorded any related accruals.

Fair Value Measurements

ASC 820, Fair Value Measurements and Disclosures defines fair value, establishes a framework for measuring fair value under generally accepted accounting principles and enhances disclosures about fair value measurements. Fair value is defined under ASC 820 as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. Valuation techniques used to measure fair value ASC 820 must maximize the use of observable inputs and minimize the use of unobservable inputs. The standard describes a fair value hierarchy based on three levels of inputs, of which the first two are considered observable and the last unobservable, that may be used to measure fair value, which are the following:

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

In accordance with ASC 820, the following table represents our fair value hierarchy for our financial assets (cash equivalents and investments) and the UBS put contract measured at fair value on a recurring basis as of December 31, 2010 and 2009 (in thousands):

As of December 31, 2010	Level 1	Level 2	Level 3	Total
Money market funds	$14,221	$—	$—	$14,221
Commercial paper	—	6,990	—	6,990
Corporate bonds	—	22,012	—	22,012
Corporate notes	—	21,008	—	21,008
Treasuries	—	4,997	—	4,997
Auction-rate securities	—	—	2,667	2,667
Total	$14,221	$55,007	$2,667	$71,895

As of December 31, 2009	Level 1	Level 2	Level 3	Total
Money market funds	$21,318	$—	$—	$21,318
Agency bonds	—	3,501		3,501
Commercial paper	—	7,896	—	7,896
Corporate bonds	—	12,404	—	12,404
Corporate notes	—	8,276	—	8,276
U.S. Government Agency Securities	—	4,000	—	4,000
Auction-rate securities	—	—	22,655	22,655
Auction-rate securities put option	—	—	1,289	1,289
Total	$21,318	$36,077	$23,944	$81,339

Level 3 assets consist of ARS with various state student loan authorities and the ARS put option. Beginning in February 2008, all auctions for the ARS have failed. Based on the continued failure of these auctions and the underlying maturities of the securities, we continue to classify our non-UBS holdings as long-term assets.  The fair value of the auction-rate securities as of December 31, 2010 and 2009 was estimated by management.

The following table provides a summary of changes in fair value of our Level 3 financial assets as of December 31, 2010 and 2009 (in thousands):

	Year Ended December 31, 2010
	Auction-Rate Securities	Auction Rate Security Put Option
Beginning balance	$22,655	$1,289
Transfer into Level 3	—	—
Sales	(21,300)	—
Total gains/(losses):
Included in earnings	1,289	(1,289)
Included in other comprehensive income	23	—
Ending balance	$2,667	$—

	Year Ended December 31, 2009
	Auction-Rate Securities	Auction Rate Security Put Option
Beginning balance	$15,766	$7,148
Transfer into Level 3	—	—
Sales	(400)	—
Total gains/(losses):
Included in interest income (expense) and other, net	5,859	(5,859)
Included in other comprehensive income	1,430
Ending balance	$22,655	$1,289

There were no transfers between Level 1 and Level 2 financial assets in 2010 and 2009.

Segment Information

During the second quarter of 2009, we sold our Enterprise business to Consona.  After reclassifying the Enterprise segment to discontinued operations, our continuing operations consist solely of our remaining segment, the Consumer Business.  Revenue from customers located outside the United States was approximately $302,000, $274,000, and $579,000 for the years ended December 31, 2010, 2009, and 2008 respectively.

Sales to customers in different geographic areas, expressed as a percentage of revenue, for the periods ended were:

	Year Ended December 31,
	2010	2009	2008
Americas	99%	98%	92%
Europe and Asia Pacific	1	2	8
Total	100%	100%	100%

Customer A and Customer B accounted for 43% and 17% of our total revenue, respectively for the years ended December 31, 2010.  No other customers accounted for more than 10% of our total revenue in year ended December 31, 2010.  One Customer, Customer A accounted for 82% and 81% of our total revenue for the years ended December 31, 2009 and 2008, respectively.  No other customers accounted for more than 10% of our total revenue in year ended December 31, 2009 and 2008.

Long-lived assets are attributed to the geographic location in which they are located.  We include in long-lived assets all tangible assets.  Long lived assets regarding geographic areas are as follows (in thousands):

	December 31,
	2010	2009
United States	$562	$408
India	61	39
Total	$623	$447

Recent Accounting Pronouncements

In September 2009, the FASB issued Accounting Standards Update No. 2009-13, “Multiple-Deliverable Revenue Arrangements—a consensus of the FASB Emerging Issues Task Force” (ASU 2009-13) which updates the existing multiple-element revenue arrangements guidance currently included under ASC 605, which originated primarily from the guidance in EITF Issue No. 00-21, “Revenue Arrangements with Multiple Deliverables” (EITF 00-21). The revised guidance primarily makes two significant changes: (1) it eliminates the need for objective and reliable evidence of the fair value for the undelivered element in order for a delivered item to be treated as a separate unit of accounting, and (2) it eliminates the residual method to allocate the arrangement consideration. In addition, the guidance also expands the disclosure requirements for revenue recognition. ASU 2009-13 will be effective for us as of January 1, 2011.  This update has no significant impact on our financial position.

In January 2010 the FASB issued ASU No. 2010-06, “Fair Value Measurements and Disclosures (Topic 820) — Improving Disclosures about Fair Value Measurements.” This update amends the disclosure requirements about fair value measurements in ASC Topic 820, “Fair Value Measurements and Disclosures.” ASU 2010-06 requires more robust disclosures about the different classes of assets and liabilities measured at fair value, the valuation techniques and inputs used, the activity in Level 3 fair value measurements, and the transfers between Levels 1, 2, and 3. ASU 2010-06 is effective for interim and annual reporting periods beginning after December 15, 2009.  This update has no significant impact on our financial position, results of operations or cash flows.

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

During the second quarter of 2009, pursuant to an Asset Purchase Agreement dated April 5, 2009, we sold substantially all of the assets and transferred certain of the liabilities of our Enterprise business to Consona Corporation.  We have retained all assets and liabilities associated with our Consumer business and intend to continue operations in this segment.   As we have irrevocably sold the Enterprise business to Consona, the operations and cash flows of the disposed business have been completely eliminated from the ongoing operations of Support.com.  We have no continuing involvement in the operations of the disposed business. Therefore, we are reporting the Enterprise business as a discontinued operation as of June 23, 2009, and for all periods presented in accordance with ASC 360, Accounting for the Impairment or Disposal of Long-Lived Assets.

Operating results for the discontinued operation are listed below for the years ended December 31, 2009 and 2008, respectively (in thousands):

	2009	2008
Revenue:
License	$1,238	$11,814
Maintenance	6,783	15,881
Services	4,658	14,365
Total revenue	12,679	42,060
Costs and expenses:
Costs of license	215	337
Cost of maintenance	730	1,743
Cost of services	4,117	12,072
Amortization of intangible assets	—	90
Research and development	865	2,848
Sales and marketing	4,067	11,808
Total costs and expenses	9,994	28,898
Income from discontinued operations, before income taxes	$2,685	$13,162

Summary results from discontinued operations, including gain on sale and tax impact, are summarized as follows:

	2009	2008
Income from discontinued operations, before income taxes	$2,685	$13,162

Gain on sale of discontinued operations	9,130	—

Taxes on discontinued operations	(4,811)	(558)
Income from discontinued operations, after income taxes	$7,004	$12,604

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

Tax expenses have been attributed to discontinued operations or continuing operations based on specific analysis for federal, state and international amounts.  We recorded approximately $31,000 of income tax benefit related to our discontinued operations for the year ended December 31, 2010.  This tax benefit is a result of additional foreign interest build netted against releases of previously booked tax reserves, foreign tax return to provision true-ups, and federal tax true-up on the Enterprise business sold to Consona Corporation.

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

We engaged an independent third-party appraisal firm to assist in determining the fair value of assets acquired and liabilities assumed.  Such a valuation requires management to make significant estimates, especially with respect to intangible assets.  These estimates are based on historical experience and information obtained from the management of the acquired company.  The purchase price for Xeriton exceeded the fair value of the net tangible and intangible assets acquired. As a result, we have recorded goodwill in connection with this transaction. The goodwill is not expected to be deductible for tax purposes.

The operating results of the business acquired from Xeriton are included in our accompanying consolidated statements of operations from December 7, 2009, the date of acquisition.

The tangible and identifiable intangible assets and liabilities acquired are summarized as follows. The financial information presented includes purchase accounting adjustments to the tangible and intangible assets (in thousands):

	Amounts	Amortization Period
Cash	$557
Accounts receivable	270
Other current assets	22
Fixed assets	26
Accrued liabilities	(729)
Deferred revenue	(174)
Net liabilities assumed	(28)
Identifiable intangible assets:
Technology/Technology Rights	420	48 months
Tradenames	450	48 months
Non-Compete	140	36 months
Ask Jeeves/IAC Partner Relationship	120	36 months
Blue Phone Customer Base	30	36 months
Email List	40	12 months
Goodwill	7,328
Total estimated purchase price	$8,500

YourTechOnline.com

On May 2, 2008, we acquired all of the stock of YourTechOnline.com (“YTO”), a provider of remote technology services based in Kelowna, British Columbia. YTO’s service delivery methodology involves technical support agents who view and control a computer screen remotely. We acquired YTO to bolster our remote service delivery capabilities utilizing work-from-home agents.

When we acquired the business, we engaged an independent third-party appraisal firm to assist in determining the fair values of assets acquired and liabilities assumed. Such a valuation requires management to make significant estimates, especially with respect to intangible assets. These estimates are based on historical experience and information obtained from the management of the acquired company. The total purchase price was approximately $2.8 million, including cash consideration of $2.7 million and direct transaction costs of $0.1 million. Of the cash paid at closing, approximately $0.5 million was held in an escrow account for specified indemnity obligations. The purchase price for YTO exceeded the fair value of YTO net tangible and intangible assets acquired. As a result, we have recorded goodwill in connection with this transaction. The goodwill is not expected to be deductible for tax purposes.

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

The tangible and identifiable intangible assets and liabilities acquired are summarized below. The financial information presented includes purchase accounting adjustments to the tangible and intangible assets:

	Amount (in thousands)	Amortization Period
Cash	$48
Accounts receivable, net	45
Accrued liabilities	(401)
Net liabilities assumed	(308)
Identifiable intangible assets:
Non-compete agreements	224	18 months
Referral partner relationships	25	36 months
Customer relationships	31	36 months
Goodwill	2,854
Total estimated purchase price	$2,826

Note 4.  Property and Equipment

Property and equipment are stated at cost and consist of the following (in thousands):

	December 31,
	2010	2009
Computer equipment and software	$3,797	$3,327
Furniture and office equipment	337	316
Leasehold improvements	399	396
Construction in progress	69	62
	4,602	4,101
Accumulated depreciation	(3,979)	(3,654)
	$623	$447

Depreciation expense was $323,000, $580,000, and $1.1 million, for the years ended December 31, 2010, 2009, and 2008, respectively.

Note 5. Intangible assets

Amortization expense related to intangible assets was $364,000 in 2010, including amortization from the YTO acquisition of $18,000 and amortization from the Xeriton acquisition of $346,000.  Amortization expense related to intangible assets was $177,000 in 2009, including amortization from the YTO acquisition of $143,000 and amortization from the Xeriton acquisition of $34,000.

In December 2006, we acquired the use of a toll-free telephone number for cash consideration of $250,000. This asset has an indefinite useful life. The intangible asset is tested for impairment annually or more often if events or changes in circumstances indicate that the carrying value may not be recoverable.

The following table summarizes the components of intangible assets (in thousands):

	Non-compete	Partner Relationships	Customer Base	Technology Rights	Tradenames	Indefinite Life Intangibles	Total
As of December 31, 2010
Gross carrying value	$364	$145	$100	$420	$450	$250	$1,729
Accumulated amortization	(274)	(65)	(78)	(114)	(122)	—	(653)
Net carrying value	$90	$80	$22	$306	$328	$250	$1,076

As of December 31, 2009
Gross carrying value	$364	$145	$100	$430	$450	$250	$1,739
Accumulated amortization	(227)	(17)	(22)	(14)	(9)	—	(289)
Net carrying value	$137	$128	$78	$416	$441	$250	$1,450

The estimated future amortization expense of intangible assets, with the exception of the indefinite-life intangible assets as of December 31, 2010 is as follows (in thousands):

Fiscal Year	Amount
2011	$319
2012	307
2013	200
Total	$826

Weighted average remaining useful life	2.7 years

The following table summarizes the components of purchased technology (in thousands):

	As of December 31, 2010	As of December 31, 2009
Purchased technology	$350	$350
Accumulated amortization	(124)	(41)
Total purchased technology, net	$226	$309

The estimated future amortization expense of purchased technology as of December 31, 2010 is as follows (in thousands):

Fiscal Year	Amount
2011	$82
2012	82
2013	62
Total	$226

Remaining useful life	2.8 years

Note 6. Commitments and Contingencies

Headquarters office lease.  In November 2006, we entered into a noncancelable lease agreement for its new headquarters office facility located in Redwood City, California. The lease commenced on January 1, 2007 and ends on July 31, 2012. The annual fixed rents are $805,000 and $483,000 for the years ended December 31, 2011 and 2012, respectively, as long as we are not in default under the term of the lease. We issued an unsecured irrevocable standby letter of credit of $100,000 to the landlord as a security deposit under the lease on February 1, 2011.

Other facility leases.  We lease our facilities under noncancelable operating lease agreements, which expire at various dates through 2011.

Total facility rent expense pursuant to all operating lease agreements was approximately $599,000, $947,000, and $1.3 million for the years ended December 31, 2010, 2009, and 2008, respectively.

As of December 31, 2010, minimum payments due under all noncancelable lease agreements (including for offices that have been impaired) were as follows (in thousands):

Years ending December 31,	Operating Leases
2011	$1,049
2012	557
Total minimum lease and principal payments	$1,606

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

We are also subject to other routine legal proceedings, as well as demands, claims and threatened litigation, that arise in the normal course of our business, potentially including assertions that we may be infringing patents or other intellectual property rights of others. We accrue for legal contingencies if we can estimate the potential liability and if we believe it is more likely than not that the case will be ruled against us.  If a legal claim for which we did not accrue is resolved against us, we would record the expense in the period in which the ruling was made.  We currently do not believe that the ultimate amount of liability, if any, for any pending claims of any type (alone or combined) will materially affect our financial position, results of operations or cash flows. The ultimate outcome of any litigation is uncertain, however, and unfavorable outcomes could have a material negative impact on our financial condition and operating results. Regardless of outcome, litigation can have an adverse impact on us because of defense costs, negative publicity, diversion of management resources and other factors.

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

Note 7. Restructuring Obligations and Other Charges

In the fourth quarter of 2008, we reduced our workforce by 33 employees, or approximately 10% of our non-agent workforce at that time, and closed certain facilities to reduce our ongoing cost structure. As a result, we recorded a restructuring and impairment charge of $1.9 million in 2008. All of the affected employees were terminated as of December 31, 2008. The restructuring charge was primarily comprised of employee termination costs, professional services costs and facilities impairment costs. Restructuring and impairment expenses included in the consolidated statement of operations for the year ended December 31, 2008 totaled $690,000 in discontinued operations and $1.2 million in continuing operations, including $43,000 for cost of services, $89,000 for research and development, $538,000 for sales and marketing and $525,000 for general and administration. As of December 31, 2009, there was no remaining balance related to this restructuring obligation.

In the first quarter of 2009, we implemented a reduction in our workforce and closed certain facilities worldwide in order to reduce our ongoing cost structure.  We reduced our workforce by 17 employees, or approximately 6% of our non-agent headcount. All of the affected employees were terminated as of March 31, 2009.  As a result, we recorded a restructuring charge of $896,000 in 2009. The restructuring charge was primarily comprised of employee termination costs, professional services costs and facilities impairment costs.  Restructuring and impairment expenses included in the consolidated statement of operations totaled $821,000 in discontinued operations and $75,000 in continuing operations, including $6,000 for sales and marketing and $69,000 for general and administrative. As of December 31, 2010, the remaining balance of the restructuring obligation was $111,000, related to one facility in the United Kingdom, which we expect to pay through 2011.

In the second quarter of 2009, we implemented a reduction in our workforce in order to align our ongoing cost structure with the scale of our revenue following the sale of our Enterprise business.  We reduced our workforce by 23 employees, or approximately 19% of our non-technology support agent workforce.  All of the affected employees were terminated as of June 30, 2009.  In addition, we terminated the lease for our Canadian facility, which we had previously impaired as of December 31, 2008.  We reversed the remaining impairment balance accrued for this facility’s lease payments, in the amount of $219,000.  As a result of these actions, we recorded a restructuring charge of approximately $345,000 in the second quarter of 2009. The restructuring charge was primarily comprised of employee terminations costs and professional services costs.  Restructuring expenses included in the consolidated statement of operations were $62,000 for cost of service, $187,000 for research and development, $315,000 for sales and marketing and $(219,000) for general and administrative due to the reversal of the Canadian facility lease accrual. As of December 31, 2009, there was no remaining balance related to this restructuring obligation.

In the third quarter of 2009, we ceased using a portion of our headquarters office in order to align our facilities usage with our current size.  As a result, we impaired approximately 46% of our Redwood City facility.  We recorded a restructuring charge of approximately $1.3 million, which related to the facility impairment and is included in our general and administrative expenses in our consolidated statement of operations.  As of December 31, 2010, the remaining balance on this restructuring obligation was $550,000, which we expect to pay through 2012.

The following table summarizes activity associated with the restructuring and related expenses incurred for the years ended December 31, 2010 and 2009 (in thousands):

	Severance(1)	Facilities(2)	Impairment(3)	Total
Restructuring costs incurred	$731	$360	$105	$1,196
Cash payments	(111)	(28)	—	(139)
Non-cash charges	—	—	(105)	(105)
Restructuring obligations, December 31, 2008	620	332	—	952
Restructuring costs incurred	640	1,299	259	2,198
Cash payments	(1,260)	(389)	—	(1,649)
Non-cash charges	—	—	(259)	(259)
Restructuring obligations, December 31, 2009	—	1,242	—	1,242
Cash payments	—	(581)	—	(581)
Restructuring obligations, December 31, 2010	$—	$661	$—	$661
______________________
(1)	Severance costs include those expenses related to severance pay and related employee benefit obligations.

(2)
Facilities costs include obligations under non-cancelable leases for facilities that we will no longer occupy, as well as penalties associated with early terminations of leases and disposal of fixed assets. No sublease income has been included.

(3)	As part of the restructuring costs included in the table above, the Company wrote-off fixed assets related to the facilities that it will no longer occupy. This is a non-cash charge.

Note 8. Stockholders’ Equity

Stock Option Plans

We adopted the 1998 Stock Option Plan (the “1998 Plan”). Under this Plan, up to 9,424,434 shares of our common stock may be granted as options or sold to eligible participants. Under the 1998 Plan, options to purchase common stock may be granted at no less than 85% of the fair value on the date of the grant (110% of fair value in certain instances), as determined by the Board of Directors. Options under the 1998 Plan can be immediately exercisable at the Board of Directors’ discretion; however, shares issued are subject to our right to repurchase such shares at the original issuance price, which lapses in a series of installments measured from the vesting commencement date of the option.  In December 2009, this Plan was expired and left zero shares available for grant.

We also adopted the 2000 Omnibus Equity Incentive Plan (the “2000 Plan”). A total of 4,000,000 shares of common stock were initially reserved for issuance to eligible participants under the 2000 Plan. On January 1 of each year, the number of shares reserved may be increased by the lesser of 2,000,000 shares, 5% of outstanding shares, or an amount determined by the Board of Directors. On January 1, 2010, there were no shares reserved under the 2000 Plan.  In February 2010, this Plan was cancelled and left zero shares available for grant.

On July 27, 2009, we announced a tender offer (the “Exchange Offer”) in which we extended to our employees the opportunity to exchange outstanding options to purchase shares of our common stock granted under our 2000 Plan, as amended that were outstanding as of July 27, 2009 and that had exercise prices per share greater than $2.32, the last reported sale price per share of our common stock on The Nasdaq Global Select Market on August 21, 2009 (“Eligible Options”).  We made this offer on the terms and subject to the conditions set forth in the Exchange Offer documentation filed with the SEC, including a new three-year vesting schedule for the new options granted in the exchange.  Eligible Options were exchanged for an equivalent number of new nonqualified stock options (“New Options”) that we granted under the 2000 Plan, as amended.  In exchange for tendered options, we granted options to purchase approximately 4.1 million shares of common stock to Eligible Option holders on August 21, 2009, with an exercise price for the New Options equal to $2.32.  We conducted a valuation of exchanged options immediately before and immediately after the exchange in order to calculate the incremental stock compensation expense related to the exchange.  The total incremental expense of approximately $1.2 million is recognized ratably over the 3-year vesting term of the exchanged options.

We have adopted the 2010 Equity and Performance Incentive Plan (the “2010 Plan”), effective as of February 8, 2010.  Under this Plan, the number of shares of Common Stock that may be issued will not exceed in the aggregate 5,000,000 shares of Common Stock plus the number of shares of Common Stock relating to the prior awards under the 2000 Plan that expire, are forfeited or cancelled after the adoption of the Plan.  No grants will be made under this Plan after the tenth anniversary of the effective date.  As of December 31, 2010, options to purchase approximately 9.6 million shares were outstanding and an aggregate of approximately 4.9 million shares remain available for grant under the 2010 Plan.

The following table represents stock option activity for the years ended December 31, 2008, 2009, and 2010:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value (in ‘000’s)
Outstanding options at December 31, 2007	12,738,765	$4.98	5.82	$3,377
Granted	4,100,988	$3.02
Exercised	(2,333)	$0.10
Forfeited	(3,203,840)	$4.87
Outstanding options at December 31, 2008	13,633,580	$4.41	4.54	$243
Granted	8,301,338	$2.36
Exercised	(244,770)	$1.47
Forfeited	(11,011,091)	$4.60
Outstanding options at December 31, 2009	10,679,057	$2.70	5.08	$2,559
Granted	1,471,900	$3.53
Exercised	(1,681,591)	$2.70
Forfeited	(883,002)	$2.67
Outstanding options at December 31, 2010	9,586,364	$2.83	4.48	$35,074
Options vested and expected to vest	9,522,027	$2.83	4.48	$34,951
Exercisable at December 31, 2010	3,704,976	$3.13	3.68	$12,450

The aggregate intrinsic value in the table above represents the total pre-tax intrinsic value that would have been received by the option holders had they all exercised their options on December 31, 2010, 2009, and 2008. This amount will change based on the fair market value of our stock. The total aggregate intrinsic value of options exercised under our stock option plans was $5.0 million, $561,000 and $8,000 for the years ended December 31, 2010, 2009 and 2008, respectively. The total fair value of options vested during 2010, 2009 and 2008 was $3.0 million, $3.8 million and $4.9 million, respectively.

At December 31, 2010, there was $6.4 million of unrecognized compensation cost related to existing options outstanding which is expected to be recognized over a weighted average period of 2.4 years.

Employee Stock Purchase Plan

In the second quarter of 2009 we sold our Enterprise business to Consona.  A sale of this nature qualified as the sale of “substantially all the assets of the business,” and according to the terms of the ESPP plan document such a sale automatically terminated the ESPP.  As a result of the automatic termination of the ESPP, we reversed all ESPP expenses related to the purchase period as of the time of the termination and refunded all amounts to the employees.

In the first quarter of 2009, prior to the sale of the Enterprise business, there was a purchase made and 74,041 shares were issued through the Purchase Plan.  For the year ended December 31, 2008, there were 127,301shares issued through the Purchase Plan.

Stock Repurchase Program

On April 27, 2005, our Board of Directors authorized the repurchase of up to 2,000,000 outstanding shares of our common stock. As of December 31, 2010 the maximum number of shares remaining that can be repurchased under this program was 1,807,402.

Note 9. Income Taxes

The components of our loss before income taxes are as follows (in thousands):

	Years Ended December 31,
	2010	2009	2008
United States	$(17,794)	$(5,292)	$(19,324)
Foreign	(158)	(9,415)	758
Total	$(17,952)	$(14,707)	$(18,566)
Income(loss) from discontinued operations, before income taxes	$58	$11,815	$13,162
Income (loss) from continuing operations, before income taxes	$(18,010)	$(26,522)	$(31,728)

The provision for income taxes from continuing operations consisted of the following (in thousands):

	Years Ended December 31,
	2010	2009	2008
Current:
Federal	$58	$(4,534)	$(19)
State	30	(407)	—
Foreign	48	29	27
Total current	136	(4,912)	8
Deferred:
Foreign	(48)	(29)	(26)
Total provision for income taxes	$88	$(4,941)	$(18)

The reconciliation of the federal statutory income tax rate to our effective income tax rate is as follows (in thousands):

	Years Ended December 31,
	2010	2009	2008
Provision at federal statutory rate	$(6,283)	$(9,283)	$(11,104)
State taxes	30	(407)	—
Permanent differences/other	254	207	50
Stock-based compensation	(1)	105	192
Federal valuation allowance provided	6,030	693	6,963
Impact of discontinued operations	58	3,744	3,881
Provision for income taxes	$88	$(4,941)	$(18)

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.   The Company’s India based subsidiary was granted a tax holiday related to its research and development activities, which is expected to expire on March 31, 2011.  The cumulative effect of the tax holiday was $187,000, yielding a per share effect of zero.  Significant components of our deferred tax assets and liabilities are as follows (in thousands):

	December 31,
	2010	2009
Deferred tax assets:
Accruals and reserves	$4,358	$3,637
Capitalized research and development	—	10
Net operating loss carryforwards	41,966	36,304
Research and development tax credits	4,392	4,401
Other credits	196	147
Intangible assets	86	266
Fixed assets	372	395
Gross deferred tax assets	51,370	45,160
Valuation allowance	(51,043)	(45,013)
Total deferred tax assets	327	147
Total deferred tax liabilities	—	—
Net deferred tax assets(liabilities)	$327	$147

ASC 740 provides for the recognition of deferred tax assets if realization of such assets is more likely than not to occur. Based upon management’s review of both the positive and negative evidence, which includes our historical operating performance, reported cumulative net losses since inception and difficulty in accurately forecasting its results, the Company has concluded that it is not more likely than not that the Company will be able to realize all of the U.S. and Canadian deferred tax assets.  Therefore, the Company has provided a full valuation allowance against our U.S. and Canadian deferred tax assets. There is no valuation allowance against the Company’s India deferred tax assets primarily relating to Minimum Alternative Tax (MAT).  The Company reassesses the need for its valuation allowance on a quarterly basis.

Based upon management’s review discussed above, the realization of deferred tax assets is dependent on improvements over present levels of consolidated pre-tax income.  In the case that the Company reaches profitability that exceeds a taxable loss, the Company will realize its deferred tax assets.  The federal taxable income level that will utilize gross net operating losses deferred tax assets is approximately $100.5 million.  When the Company reaches federal taxable income, the Company will be subject to alternative minimum tax.

The net valuation allowance increased by approximately $6.0 million, and $0.7 million, during the years ended December 31, 2010, and 2009, respectively.  The increase in the Company’s net operating losses for the year ended December 31, 2010 is primarily due to the addition of federal net operating losses of $5.8 million.

As of December 31, 2010, the Company had federal and state net operating loss carryforwards of approximately $100.5 million and $71.9 million, respectively. The Company also had federal and state research and development credit carryforwards of approximately $2.5 million and $1.5 million, respectively. Of these amounts, approximately $8.9 million of federal net operating loss carryforwards are related to stock option deductions which, if utilized, will be accounted for as an addition to equity rather than as a reduction of the provision for income taxes.  The federal net operating loss and credit carryforwards will expire at various dates beginning in 2018 through 2030, if not utilized. The state net operating loss carryforwards will expire at various dates beginning in 2012 through 2030, if not utilized. The state research and development credit carryforwards do not have an expiration date.

Utilization of net operating loss carryforwards and credits may be subject to substantial annual limitation due to the ownership change limitations provided by the Internal Revenue Code of 1986, as amended, and similar state provisions. The annual limitation may result in the expiration of net operating losses and credits before utilization.

Generally, the amount of tax expense or benefit allocated to continuing operations is determined without regard to the tax effects of other categories of income or loss, such as income from discontinued operations.  However, an exception is provided in ASC 740 when there is a pre-tax loss from continuing operations and pre-tax income from other categories in the current year.  As a result, for the year ended December 31, 2009, the Company recorded a tax expense of $4.9 million in discontinued operations related to the gain on sale of the Enterprise business, and recorded an off-setting tax benefit of $4.9 million in continuing operations.  For the year ended December 31, 2010, the Company recorded a tax benefit of $58,000 in discontinuing operations and recorded an off-setting tax expense of $58,000 in continuing operations.

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

A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows (in thousands):

	Years Ended December 31,
	2010	2009	2008
Balance at beginning of year	$3,706	$2,361	$2,005
Increase related to prior year tax positions	226	1,331	—
Decrease related to prior year tax positions	(5)	—	—
Increase related to current year tax positions	63	211	369
Settlements with tax authorities	—	(90)	—
Decrease related to lapse of statute of limitations	(214)	(107)	(13)
Balance at end of year	$3,776	$3,706	$2,361

The Company’s total amounts of unrecognized tax benefits that, if recognized, would affect its effective tax rate are $0.8 million and $0.8 million as of December 31, 2010 and 2009, respectively.

Upon adoption of ASC 740-10 (FIN 48), the Company’s policy to include interest and penalties related to unrecognized tax benefits within its provision for (benefit from) income taxes did not change. The Company had $117,000 accrued for payment of interest and penalties related to unrecognized tax benefit as of December 31, 2010.  The company had $121,000 and $59,000 accrued for payment of interest and penalties related to unrecognized tax benefit as of December 31, 2009 and 2008, respectively. The Company recognized $40,000 of interest and penalties related to unrecognized tax benefits income taxes during the year ended December 31, 2010.

As of December 31, 2010, the amount of recognized tax benefit where it is reasonably possible that a significant change may occur in the next 12 months is approximately $134,000. The change would result from expiration of a statute of limitations in a foreign jurisdiction.

The tax years 1997 to 2010 remain open in several jurisdictions, none of which has individual significance.

Note 10. Quarterly Financial Information (Unaudited)

Selected quarterly financial information for 2010 and 2009 is as follows:

	Fiscal Year 2010 Quarter Ended
	Mar. 31, 2010	Jun. 30, 2010	Sept. 30, 2010	Dec. 31, 2010
	(in thousands, except per share data)
Statements of Operations Data:
Revenue:
Services	$6,730	$6,882	$9,280	$9,384
Software and other	3,129	3,004	2,898	2,870
Total revenue	9,859	9,886	12,178	12,254
Cost of revenue:
Cost of services	5,484	7,346	6,927	6,980
Cost of software and other	348	335	294	381
Total cost of revenue	5,832	7,681	7,221	7,361
Gross profit	4,027	2,205	4,957	4,893
Operating expenses:
Research and development	1,343	1,281	1,274	1,316
Sales and marketing	3,971	4,320	4,889	4,911
General and administrative	2,952	2,887	2,499	2,625
Amortization of intangible assets	88	93	93	90
Total operating expenses	8,354	8,581	8,755	8,942
Loss from operations	(4,327)	(6,376)	(3,798)	(4,049)
Interest income and other, net	186	149	101	104
Loss from continuing operations, before income taxes	(4,141)	(6,227)	(3,697)	(3,945)
Income tax provision	12	10	56	10
Loss from continuing operations, after income taxes	(4,153)	(6,237)	(3,753)	(3,955)
Income (loss) from discontinued operations, after income taxes	(5)	2	30	4
Net loss	$(4,158)	$(6,235)	$(3,723)	$(3,951)
Basic and diluted earnings per share:
Loss from continuing operations	$(0.09)	$(0.13)	$(0.08)	$(0.08)
Income (loss) from discontinued operations	(0.00)	0.0	0.00	0.00
Basic and diluted net loss per share	$(0.09)	$(0.13)	$(0.08)	$(0.08)

	Fiscal Year 2009 Quarter Ended
	Mar. 31, 2009	Jun. 30, 2009	Sept. 30, 2009	Dec. 31, 2009
	(in thousands, except per share data)
Statements of Operations Data:
Revenue:
Services	$3,552	$3,374	$4,542	$5,302
Software and other	62	59	58	546
Total revenue	3,614	3,433	4,600	5,848
Cost of revenue:
Cost of services	4,373	4,283	3,887	4,077
Cost of software and other	—	—	—	59
Total cost of revenue	4,373	4,283	3,887	4,136
Gross profit (loss)	(759)	(850)	713	1,712
Operating expenses:
Research and development	1,698	1,605	1,306	1,186
Sales and marketing	2,051	2,007	1,604	2,013
General and administrative	3,598	2,980	4,265	3,276
Amortization of intangible assets	42	42	42	51
Total operating expenses	7,389	6,634	7,217	6,526
Loss from operations	(8,148)	(7,484)	(6,504)	(4,814)
Interest income and other, net	(302)	422	117	191
Loss from continuing operations, before income taxes	(8,450)	(7,062)	(6,387)	(4,623)
Income tax provision (benefit)	4	(2,841)	(918)	(1,186)
Loss from continuing operations, after income taxes	(8,454)	(4,221)	(5,469)	(3,437)
Income (loss) from discontinued operations, after income taxes	1,058	6,460	(298)	(216)
Net income (loss)	$(7,396)	$2,239	$(5,767)	$(3,653)
Basic and diluted earnings per share:
Loss from continuing operations	$(0.18)	$(0.09)	$(0.12)	$(0.07)
Income (loss) from discontinued operations	0.02	0.14	0.00	(0.01)
Basic and diluted net loss per share	$(0.16)	$0.05	$(0.12)	$(0.08)

Note 11. Warrants

On October 25, 2010, Support.com, Inc. entered into a Support Services Agreement (the “Customer Agreement”) with Comcast Cable Communications Management, LLC (“Comcast”), under which Support.com will provide technology support services to customers of Comcast in exchange for fees. In connection with the Customer Agreement, Support.com and Comcast entered into a Warrant Agreement, under which Support.com agreed to issue to Comcast warrants to purchase up to 975,000 shares of Support.com common stock in the future in the event that Comcast meets specified sales milestones under the Customer Agreement. Each warrant, if issued, will have an exercise price per share of $4.9498 and a term of three years from issuance.  As of December 31, 2010, none of the performance milestones had been met, and therefore no warrants had been issued.  Consequently, the Company has not recorded any warrant-related charges against our revenue for the period ending December 31, 2010.  The warrants will be valued as they are earned, and the resulting value will be recorded as a charge against revenue in the period in which the performance milestone is met and the warrant is earned.

Note 12.  Subsequent Events

On February 11, 2011, we registered 5 million shares of common stock, under the 2010 Equity and Performance Incentive Plan.

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

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting during the fourth quarter of 2010 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. As part of this evaluation, management established an internal control project team, engaged outside consultants and adopted a project work plan to document and assess the adequacy of our internal control over financial reporting, address any control deficiencies that were identified, and to validate through testing that the controls are functioning as documented. Based on the results of this evaluation, our management has concluded that our internal control over financial reporting was effective as of December 31, 2010 to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external reporting purposes in accordance with generally accepted accounting principles. We reviewed the results of management’s assessment with the Audit Committee of Support.com’s Board of Directors.

The effectiveness of our internal control over financial report as of December 31, 2010 has been audited by Ernst & Young LLP, an independent registered public accounting firm, as stated in their report, which is included herein.

/s/ Joshua Pickus
Joshua Pickus Chief Executive Officer and President
/s/ Shelly Schaffer
Shelly Schaffer Chief Financial Officer and Executive Vice President of Finance and Administration

Report of Independent Registered Public Accounting Firm
on Internal Control over Financial Reporting

The Board of Directors and Stockholders of
Support.com, Inc.

We have audited Support.com, Inc.’s internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Support.com, Inc.’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Report of Management on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

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

In our opinion, Support.com, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2010, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Support.com, Inc. as of December 31, 2010 and 2009, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2010, and our report dated March 11, 2011, expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Palo Alto, California
March 11, 2011

ITEM 9B.	OTHER INFORMATION.

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

The information required by Item 10 of Form 10-K with respect to Item 401 of Regulation S-K regarding our directors is incorporated herein by reference from the information contained in the section entitled “Directors and Nominees” in our definitive Proxy Statement for the 2010 Annual Meeting of Stockholders (the “Proxy Statement”), a copy of which will be filed with the Securities and Exchange Commission.

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

We have adopted a Code of Ethics and Business Conduct for Employees, Officers and Directors which is applicable to all of our directors, executive officers and employees, including our Chief Executive Officer and Chief Financial Officer (our principal executive officer and principal financial and accounting officer, respectively). The Code of Ethics and Business Conduct for Employees, Officers and Directors is available on our web site at http://www.support.com/Company/ir_corporate_governance.html. A copy of the Code of Ethics and Business Conduct for Employees, Officers and Directors will be provided without charge to any person who requests it by writing to the address or telephoning the number indicated under “SEC Filings and other Available Information” on page 8. We will disclose on our web site amendments to or waivers from our Code of Ethics and Business Conduct applicable to our directors or executive officers, including our Chairman and Chief Executive Officer and our Chief Financial Officer, in accordance with all applicable laws and regulations.

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

Securities Authorized for Issuance Under Equity Compensation Plans

Equity Compensation Plan Information
As of December 31, 2010

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants, and rights (a)	Weighted-average exercise price of outstanding options, warrants, and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity Compensation Plans approved by security holders(1)	9,586,364	$2.83	4,885,245
Equity Compensation Plans not approved by security holders(2)	—	—	—
Total	9,586,364	$2.83	4,885,245	(3)
____________________________
(1)
This is the 2010 Equity and Performance Incentive Plan. Stock options, restricted stock, restricted stock units or stock appreciation rights may be awarded under the 2000 Omnibus Equity Incentive Plan.

(2)	None.

(3)	The number of shares reserved for issuance under the 2010 Equity and Performance Incentive Plan is subject to increase as follows:

The number of shares of Common Stock that may be issued will not exceed in the aggregate 5,000,000 shares of Common Stock plus the number of shares of Common Stock relating to the prior awards under the 2000 Omnibus Equity Incentive Plan that expire, are forfeited or cancelled after the adoption of the 2010 Equity and Performance Incentive Plan.

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
3.2
Certificate of Amendment to the Company’s Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 of Support.com’s current report on Form 8-K filed on June 23, 2009.

3.3	Amended and Restated Bylaws (incorporated by reference to Exhibit 3.2 of Support.com’s current report on Form 8-K filed on July 29, 2010).
4.1	Form of Common Stock Certificate (incorporated by reference to Exhibit 4.1 of Support.com’s quarterly report on Form 10-Q for the quarter ended June 30, 2002).
10.1*
Registrant’s 2000 Omnibus Equity Incentive Plan (incorporated by reference to Exhibit 10.2 of Amendment No. 8 to Support.com’s registration statement on Form S-1 (File No. 333-30674) filed on July 13, 2000).

10.2*	Registrant’s 2010 Equity and Incentive Compensation Plan (Incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed with the Commission on May 21, 2010).
10.3*	Form of Directors’ and Officers’ Indemnification Agreement (incorporated by reference to Exhibit 10.4 registration statement on Form S-1 (File No. 333-30674) filed on February 18, 2000).
10.4*
Amended and Restated Employment Agreement, dated December 23, 2008, by and between the registrant and Josh Pickus, as amended on July 30, 2009 (incorporated by reference to Exhibit 10.2 of Support.com’s current report filed on Form 8-K on July 31, 2009).

10.5*
Employment Offer Letter dated as of January 29, 2008, as amended on July 30, 2009, by and between the Registrant and Shelly Schaffer (incorporated by reference to Exhibit 10.3 of Support.com’s current report on Form 8-K filed on July 31, 2009).

10.6*
Amended and Restated Employment Offer Letter dated as of October 6, 2008, by and between the Registrant and Anthony Rodio (incorporated by reference to Exhibit 10.8 of Support.com’s annual report on Form 10-K filed on March 11, 2009).

10.7*
Amended and Restated Employment Offer Letter dated as of September 23, 2008, by and between the Registrant and Richard Mandeberg (incorporated by reference to Exhibit 10.9 of Support.com’s annual report on Form 10-K filed on March 11, 2009).

10.8*	Employment Offer Letter dated as of April 20, 2010, by and between the Registrant and Timothy Krozek.
10.9*	Support.com, Inc. Executive Incentive Compensation Incentive Plan (incorporated by reference to Exhibit 10.2 of Support.com’s current report on Form 8-K filed on February 4, 2008).
10.10*	Support.com, Inc. Amended and Restated Executive Incentive Compensation Incentive Plan (incorporated by reference to Exhibit 10.2 of Support.com’s current report on Form 8-K filed on August 1, 2008).
10.11*
Support.com, Inc. Amended and Restated Executive Incentive Compensation Incentive Plan (incorporated by reference to Exhibit 10.2 of Support.com’s current report on Form 8-K filed on February 11, 2009).

10.12*	Support.com, Inc. Amended and Restated Executive Incentive Compensation Incentive Plan (incorporated by reference to Exhibit 10.2 of Support.com’s current report on Form 8-K filed on July 31, 2009).

10.13*	Support.com, Inc. Amended and Restated Executive Incentive Compensation Plan, as approved by the Board of Directors on February 8, 2010.
10.14	Sublease Agreement with Nuance Communications, Inc. dated November 9, 2006 (incorporated by reference to Exhibit 10.1 of Support.com’s current report on form 8-K filed on November 15, 2006).
10.15
Professional Services Agreement between Office Depot and Support.com dated July 26, 2007 (incorporated by reference to Exhibit 10.1 of Support.com’s quarterly report on Form 10-Q filed on August 10, 2009).(1)

10.16
Change Order Number 1 to Office Depot Remote Service Program Description between Support.com and Office Depot effective as of October 8, 2008 (incorporated by reference to Exhibit 10.1(a) of Support.com’s quarterly report on Form 10-Q filed on August 10, 2009). (1)

10.17
Amendment No. 1 to the Professional Services Agreement between Office Depot and Support.com dated October 1, 2008 (incorporated by reference to Exhibit 10.1(b) of Support.com’s quarterly report on Form 10-Q filed on August 10, 2009). (1)

10.18
Amendment No. 2 to the Professional Services Agreement between Office Depot and Support.com effective as of June 3, 2009 (incorporated by reference to Exhibit 10.1(c) of Support.com’s quarterly report on Form 10-Q filed on August 10, 2009). (1)

10.19
Amendment No. 3 to the Professional Services Agreement between Office Depot and Support.com effective as of July 8, 2009 (incorporated by reference to Exhibit 10.1(d) of Support.com’s quarterly report on Form 10-Q filed on August 10, 2009). (1)

10.20
Amendment No. 4 to the Professional Services Agreement between Office Depot and Support.com effective as of August 27, 2009 (incorporated by reference to Exhibit 10.1 of Support.com’s quarterly report on Form 10-Q filed on November 5, 2009). (1)

10.21	Amendment No. 5 to the Professional Services Agreement between Office Depot and Support.com effective as of June 22, 2010. (1)
10.22
Amendment No. 6 to the Professional Services Agreement between Office Depot and Support.com effective as of September 3, 2010 (incorporated by reference to Exhibit 2.1 of Support.com’s current report on Form 8-K filed on September 20, 2010). (1)

10.23*	Form of Stock Option Grant Notification for Officers and Employees.
21.1	Subsidiaries of Support.com, Inc.
23.1	Consent of Independent Registered Public Accounting Firm
24.1	Power of Attorney (see the signature page of this Form 10-K)
31.1	Chief Executive Officer Section 302 Certification.
31.2	Chief Financial Officer Section 302 Certification.
32.1	Statement of the Chief Executive Officer under 18 U.S.C. § 1350(2)
32.2	Statement of the Chief Financial Officer under 18 U.S.C. § 1350(2)

*	Denotes an executive or director compensation plan or arrangement.

(1)	Confidential treatment has been requested for portions of this exhibit.

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

SIGNATURES

Pursuant to the requirements of the Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on this 11th day of March, 2011.

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

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated:

Signature	Title	Date

/s/ Joshua Pickus	Chief Executive Officer and President	March 11, 2011
Joshua Pickus	(Principal Executive Officer)

/s/ Shelly Schaffer	Chief Financial Officer and Executive Vice	March 11, 2011
Shelly Schaffer	President of Finance and Administration (Principal Financial and Accounting Officer)

/s/ Jim Stephens	Chairman of the Board of Directors	March 11, 2011
Jim Stephens

/s/ Shawn Farshchi	Director	March 11, 2011
Shawn Farshchi

/s/ Mark Fries	Director	March 11, 2011
Mark Fries

/s/ Michael Linton	Director	March 11, 2011
Michael Linton

/s/ J. Martin O’Malley	Director	March 11, 2011
J. Martin O’Malley

/s/ Toni J. Portmann	Director	March 11, 2011
Toni J. Portmann

EXHIBIT INDEX

Exhibit	Description of Document
3.1	Restated Certificate of Incorporation, as amended (incorporated by reference to Exhibit 3.1 of Support.com’s annual report on Form 10-K for the year ended December 31, 2001).
3.2
Certificate of Amendment to the Company’s Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 of Support.com’s current report on Form 8-K filed on June 23, 2009.

3.3	Amended and Restated Bylaws (incorporated by reference to Exhibit 3.2 of Support.com’s current report on Form 8-K filed on July 29, 2010).
4.1	Form of Common Stock Certificate (incorporated by reference to Exhibit 4.1 of Support.com’s quarterly report on Form 10-Q for the quarter ended June 30, 2002).
10.1*
Registrant’s 2000 Omnibus Equity Incentive Plan (incorporated by reference to Exhibit 10.2 of Amendment No. 8 to Support.com’s registration statement on Form S-1 (File No. 333-30674) filed on July 13, 2000).

10.2*	Registrant’s 2010 Equity and Incentive Compensation Plan (Incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed with the Commission on May 21, 2010).
10.3*	Form of Directors’ and Officers’ Indemnification Agreement (incorporated by reference to Exhibit 10.4 registration statement on Form S-1 (File No. 333-30674) filed on February 18, 2000).
10.4*
Amended and Restated Employment Agreement, dated December 23, 2008, by and between the registrant and Josh Pickus, as amended on July 30, 2009 (incorporated by reference to Exhibit 10.2 of Support.com’s current report filed on Form 8-K on July 31, 2009).

10.5*
Employment Offer Letter dated as of January 29, 2008, as amended on July 30, 2009, by and between the Registrant and Shelly Schaffer (incorporated by reference to Exhibit 10.3 of Support.com’s current report on Form 8-K filed on July 31, 2009).

10.6*
Amended and Restated Employment Offer Letter dated as of October 6, 2008, by and between the Registrant and Anthony Rodio (incorporated by reference to Exhibit 10.8 of Support.com’s annual report on Form 10-K filed on March 11, 2009).

10.7*
Amended and Restated Employment Offer Letter dated as of September 23, 2008, by and between the Registrant and Richard Mandeberg (incorporated by reference to Exhibit 10.9 of Support.com’s annual report on Form 10-K filed on March 11, 2009).

10.8*	Employment Offer Letter dated as of April 20, 2010, by and between the Registrant and Timothy Krozek.
10.9*	Support.com, Inc. Executive Incentive Compensation Incentive Plan (incorporated by reference to Exhibit 10.2 of Support.com’s current report on Form 8-K filed on February 4, 2008).
10.10*	Support.com, Inc. Amended and Restated Executive Incentive Compensation Incentive Plan (incorporated by reference to Exhibit 10.2 of Support.com’s current report on Form 8-K filed on August 1, 2008).
10.11*
Support.com, Inc. Amended and Restated Executive Incentive Compensation Incentive Plan (incorporated by reference to Exhibit 10.2 of Support.com’s current report on Form 8-K filed on February 11, 2009).

10.12*	Support.com, Inc. Amended and Restated Executive Incentive Compensation Incentive Plan (incorporated by reference to Exhibit 10.2 of Support.com’s current report on Form 8-K filed on July 31, 2009).
10.13*	Support.com, Inc. Amended and Restated Executive Incentive Compensation Plan, as approved by the Board of Directors on February 8, 2010.
10.14	Sublease Agreement with Nuance Communications, Inc. dated November 9, 2006 (incorporated by reference to Exhibit 10.1 of Support.com’s current report on form 8-K filed on November 15, 2006).
10.15
Professional Services Agreement between Office Depot and Support.com dated July 26, 2007 (incorporated by reference to Exhibit 10.1 of Support.com’s quarterly report on Form 10-Q filed on August 10, 2009).(1)

10.16
Change Order Number 1 to Office Depot Remote Service Program Description between Support.com and Office Depot effective as of October 8, 2008 (incorporated by reference to Exhibit 10.1(a) of Support.com’s quarterly report on Form 10-Q filed on August 10, 2009). (1)

10.17
Amendment No. 1 to the Professional Services Agreement between Office Depot and Support.com dated October 1, 2008 (incorporated by reference to Exhibit 10.1(b) of Support.com’s quarterly report on Form 10-Q filed on August 10, 2009). (1)

10.18
Amendment No. 2 to the Professional Services Agreement between Office Depot and Support.com effective as of June 3, 2009 (incorporated by reference to Exhibit 10.1(c) of Support.com’s quarterly report on Form 10-Q filed on August 10, 2009). (1)

10.19
Amendment No. 3 to the Professional Services Agreement between Office Depot and Support.com effective as of July 8, 2009 (incorporated by reference to Exhibit 10.1(d) of Support.com’s quarterly report on Form 10-Q filed on August 10, 2009). (1)

10.20
Amendment No. 4 to the Professional Services Agreement between Office Depot and Support.com effective as of August 27, 2009 (incorporated by reference to Exhibit 10.1 of Support.com’s quarterly report on Form 10-Q filed on November 5, 2009). (1)

10.21	Amendment No. 5 to the Professional Services Agreement between Office Depot and Support.com effective as of June 22, 2010. (1)
10.22
Amendment No. 6 to the Professional Services Agreement between Office Depot and Support.com effective as of September 3, 2010 (incorporated by reference to Exhibit 2.1 of Support.com’s current report on Form 8-K filed on September 20, 2010). (1)

10.23*	Form of Stock Option Grant Notification for Officers and Employees.
21.1	Subsidiaries of Support.com, Inc.
23.1	Consent of Independent Registered Public Accounting Firm
24.1	Power of Attorney (see the signature page of this Form 10-K)
31.1	Chief Executive Officer Section 302 Certification.
31.2	Chief Financial Officer Section 302 Certification.
32.1	Statement of the Chief Executive Officer under 18 U.S.C. § 1350(2)
32.2	Statement of the Chief Financial Officer under 18 U.S.C. § 1350(2)
________________________
*	Denotes an executive or director compensation plan or arrangement.

(1)	Confidential treatment has been requested for portions of this exhibit.

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