Form 10-Q
period 2011-03-31
Support.com, Inc.
filed 2011-05-06
CIK 1104855

UNITED STATES
 SECURITIES AND EXCHANGE COMMISSION
 Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2011

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

On April 30, 2011, 48,483,736 shares of the Registrant’s Common Stock, $0.0001 par value, were outstanding.

INDEX

SUPPORT.COM, INC.

FORM 10-Q

QUARTERLY PERIOD ENDED MARCH 31, 2011

INDEX

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

 SUPPORT.COM, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands)

	March 31, 2011	December 31, 2010
	(Unaudited)	(1)
ASSETS
Current assets:
Cash and cash equivalents	$18,932	$18,561
Short-term investments	51,175	53,007
Accounts receivable, net	5,859	5,133
Prepaid expenses and other current assets	1,232	1,617
Total current assets	77,198	78,318
Long-term investments	2,598	2,667
Property and equipment, net	601	623
Goodwill	10,181	10,181
Purchased technology, net	206	226
Intangible assets, net	993	1,076
Other assets	684	648

Total assets	$92,461	$93,739

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$372	$536
Accrued compensation	1,864	1,248
Other accrued liabilities	3,710	3,575
Deferred revenue	1,996	1,574
Total current liabilities	7,942	6,933
Other long-term liabilities	716	749
Total Liabilities	8,658	7,682
Commitments and contingencies
Stockholders’ equity:
Common stock	5	5
Additional paid-in capital	230,713	229,692
Accumulated other comprehensive loss	(1,464)	(1,331)
Accumulated deficit	(145,451)	(142,309)
Total stockholders’ equity	83,803	86,057

Total liabilities and stockholders’ equity	$92,461	$93,739

(1)	Derived from the December 31, 2010 audited Consolidated Financial Statements included in the Annual Report on Form10-K, as filed with the Securities and Exchange Commission on March 11, 2011.

See accompanying notes.

INDEX

SUPPORT.COM, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share amounts)
(Unaudited)

	Three Months Ended March 31,
	2011	2010

Revenue:
Services	$9,150	$6,730
Software and other	3,880	3,129
Total revenue	13,030	9,859
Cost of revenue:
Cost of services	6,817	5,484
Cost of software and other	404	348
Total cost of revenue	7,221	5,832
Gross profit	5,809	4,027
Operating expenses:
Research and development	1,448	1,343
Sales and marketing	4,785	3,971
General and administrative	2,786	2,952
Amortization of intangible assets	83	88
Total operating expenses	9,102	8,354
Loss from operations	(3,293)	(4,327)
Interest income and other, net	150	186
Loss from continuing operations, before income taxes	(3,143)	(4,141)
Income tax provision	2	12
Loss from continuing operations, after income taxes	(3,145)	(4,153)
Income (loss) from discontinued operations, after income taxes	3	(5)
Net loss	$(3,142)	$(4,158)

Basic and diluted earnings per share:
Loss from continuing operations	$(0.07)	$(0.09)
Income (loss) from discontinued operations	0.00	(0.00)
Basic and diluted net loss per share	$(0.07)	$(0.09)
Shares used in computing basic and diluted net loss per share	48,181	46,470

See accompanying notes.

INDEX

SUPPORT.COM, INC.
 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)
(Unaudited)

	Three Months Ended March 31,
	2011	2010
Operating Activities:
Net loss	$(3,142)	$(4,158)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation	100	91
Amortization of premiums and discounts on investments	438	185
Amortization of purchased technology	20	21
Amortization of intangible assets	83	88
Realized loss on auction-rate securities put option re-valuation	—	472
Realized gain on auction-rate securities	—	(472)
Stock-based compensation	805	855
Changes in assets and liabilities:
Accounts receivable, net	(726)	(125)
Prepaid expenses and other current assets	381	(186)
Other long-term assets	(56)	(8)
Accounts payable	(167)	10
Accrued compensation	610	749
Other accrued liabilities	128	856
Other long-term liabilities	(62)	(15)
Deferred revenue	422	435
Net cash used in operating activities	(1,166)	(1,202)

Investing Activities:
Purchases of property and equipment	(78)	(72)
Purchases of investments	(17,452)	(11,512)
Sales of investments	3,998	2,400
Maturities of investments	14,844	10,340
Net cash provided by investing activities	1,312	1,156

Financing Activities:
Proceeds from issuances of common stock	216	34
Net cash provided by financing activities	216	34
Net increase (decrease) in cash and cash equivalents	362	(12)
Effect of exchange rate changes on cash and cash equivalents
	9	0
Cash and cash equivalents at beginning of period	18,561	23,547
Cash and cash equivalents at end of period	$18,932	$23,535

Supplemental schedule of cash flow information:
Income taxes paid (refunded)	$(8)	$55

See accompanying notes.

INDEX

SUPPORT.COM, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 1. Significant Accounting Policies

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements include the accounts of Support.com, Inc. (the “Company”, “Support.com”, “we” or “us”)) and its wholly owned subsidiaries. All intercompany balances and transactions have been eliminated. The balance sheet as of March 31, 2011 and the statements of operations for the three months ended March 31, 2011 and 2010 and cash flows for the three months ended March 31, 2011 and 2010 are unaudited. In the opinion of management, these unaudited interim condensed consolidated financial statements reflect all adjustments (consisting of normal recurring adjustments) that are necessary for a fair presentation of the results for, and as of, the periods shown. The results of operations for such periods are not necessarily indicative of the results expected for the full fiscal year or for any future period. The condensed consolidated balance sheet information as of December 31, 2010 is derived from audited financial statements as of that date. These unaudited interim condensed consolidated financial statements should be read with the consolidated financial statements and related notes included in the Company’s Annual Report on Form 10-K, filed with the Securities and Exchange Commission on March 11, 2011.

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

Revenue Recognition

For all transactions, we recognize revenue only when all of the following criteria are met:

● Persuasive evidence of an arrangement exists;
● Delivery has occurred;
● Collection is considered probable; and
● The fees are fixed or determinable.

We consider all arrangements with payment terms longer than 90 days not to be fixed or determinable. If the fee is considered not to be fixed or determinable, revenue is recognized as payment becomes due from the customer.

Services Revenue

Services revenue is comprised primarily of fees for technology support services, including the set-up, protection, optimization and repair of new and existing computers as well as other technology devices. We provide these services remotely, using work-from-home Personal Technology Experts who utilize our proprietary technology to deliver the services.

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

INDEX

Our services are of three types for revenue recognition purposes:

● Incident-Based Services—Customers purchase a discrete, one-time service. Revenue recognition occurs at the time of service delivery. Fees paid for services sold but not yet delivered are recorded as deferred revenue and recognized at the time of service delivery.

● Subscriptions—Customers purchase subscriptions or “service plans” under which certain services are provided over a fixed subscription period. Revenues for subscriptions are recognized ratably over the respective subscription periods.

● Service Cards / Gift Cards—Customers purchase a service card and/or a gift card, which entitles the cardholder to redeem a certain service at a time of their choosing. For these sales, revenue is deferred until the card has been redeemed and the service has been provided.

For certain direct and channel partnerships, we are paid for services that are sold but not yet delivered. We initially record such balances as deferred revenue, and recognize revenue when the service has been provided or, on the non-subscription portion of these balances, when the likelihood of the service being redeemed by the customer is remote (“services breakage”). Based upon our historical redemption patterns for these relationships, we believe that the likelihood of a service being delivered more than 90 days after sale is remote. Beginning in the second quarter of 2010, we therefore recognized non-subscription deferred revenue balances older than 90 days as services revenue. For the three months ended March 31, 2011, services breakage revenue was immaterial, and accounted for less than one percent of revenue.

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

Software and Other Revenue

Software and other revenue is comprised primarily of fees for software products provided through direct consumer downloads and, to a lesser extent, through the sale of this software via channel partners. Our software is sold to consumers as a perpetual license. We act as the primary obligor and generally control fulfillment, pricing, product requirements, and collection risk and therefore we recognize revenues using the gross method in the period in which the software products were sold. We provide a limited amount of free technical support to customers. We therefore do not defer the recognition of any revenue associated with sales of these products, since the cost of providing this free technical support is insignificant. The technical support is generally provided within one year after the associated revenue is recognized and free product enhancements are minimal and infrequent. Other revenue consists primarily of revenue generated through partners advertising to our customer base in various forms, including toolbar advertising, email marketing, and free trial offers. We recognize other revenue as it is earned.

Cash, Cash Equivalents and Investments

All liquid instruments with an original maturity at the date of purchase of ninety days or less are classified as cash equivalents. Cash equivalents and short-term investments consist primarily of money market funds, commercial paper and corporate and municipal bonds.  Our interest income on cash, cash equivalents and investments is recorded monthly and reported as interest income and other in our condensed consolidated statements of operations.

INDEX

Long-term investments consist of auction-rate securities (“ARS”).  Our cash equivalents, short-term and long-term investments are classified as available-for-sale, and are reported at fair value with unrealized gains/losses (when deemed to be temporary) included in accumulated other comprehensive income within stockholders’ equity in the condensed consolidated balance sheets. We recorded net unrealized losses on our available-for-sale securities of $200,000 and $127,000 at March 31, 2011 and December 31, 2010, respectively.

Prior to June 30, 2010 we held certain ARS with UBS.  On June 30, 2010 we exercised our Rights Agreement (“the “ARS put option”) with UBS and settled the ARS for cash on June 30 and July 1, 2010.  The ARS held with UBS were classified as trading securities and reported at fair value with realized gains/losses included in interest income (expense) and other, net in the condensed consolidated statements of operations. Furthermore, we carried the ARS put option at fair value and re-measured the fair value each reporting period with gains/losses included in interest income (expense) and other.  The impact of the re-measurement of the ARS put option substantially offset changes in the fair value of the ARS held by UBS.  For the three months ended March 31, 2011, we recorded zero realized gains/losses as a result of ARS held by UBS that were settled in 2010.  For the three months ended March 31, 2010, we recorded a realized loss of $472,000 on re-valuation of the ARS put option, offset with a realized gain of $472,000 on the ARS held with UBS, for a net realized loss of zero.

We monitor our investments for impairment on a quarterly basis and determine whether a decline in fair value is other-than-temporary by considering factors such as current economic and market conditions, the credit rating of the security’s issuer, the length of time an investment’s fair value has been below our carrying value, our intent to sell the security and our belief that we will not be required to sell the security before the recovery of our amortized cost. If an investment’s decline in fair value is deemed to be other-than-temporary, we reduce its carrying value to its estimated fair value, as determined based on quoted market prices or liquidation values. Declines in value judged to be other-than-temporary, if any, are recorded in operations as incurred. At March 31, 2011, we evaluated our unrealized gains/losses on available-for-sale securities, the majority of which are from the long-term ARS, and determined them to be temporary. The long-term investments have been in continuous unrealized loss positions for more than 12 months. We currently do not intend to sell these securities with unrealized losses and we concluded that we will not be required to sell these securities before the recovery of our amortized cost basis.

The following is a summary of cash, cash equivalents and investments at March 31, 2011 and December 31, 2010 (in thousands):

As of March 31, 2011	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Cash	$3,323	$—	$—	$3,323
Money market funds	13,610	—	—	13,610
Corporate bonds	25,266	14	(21)	25,259
Corporate notes	16,910	15	(2)	16,923
Commercial paper	3,997	1	—	3,998
Treasuries	7,000	1	(7)	6,994
Auction-rate securities	2,800	—	(202)	2,598
	$72,906	$31	$(232)	$72,705

Classified as:

Cash and cash equivalents	$18,932	$—	$—	$18,932
Short-term investments	51,174	31	(30)	51,175
Long-term investments	2,800	—	(202)	2,598
	$72,906	$31	$(232)	$72,705

INDEX

As of December 31, 2010	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Cash	$2,340	$—	$—	$2,340
Money market fund	14,221	—	—	14,221
Commercial paper	6,992	—	(2)	6,990
Corporate bonds	22,013	19	(20)	22,012
Corporate notes	20,997	25	(14)	21,008
Treasuries	4,999	—	(2)	4,997
Auction-rate securities	2,800	—	(133)	2,667
	$74,362	$44	$(171)	$74,235
Classified as:
Cash and cash equivalents	$18,561	$—	$—	$18,561
Short-term investments	53,001	44	(38)	53,007
Long-term investments	2,800	—	(133)	2,667
	$74,362	$44	$(171)	$74,235

The following table summarizes the estimated fair value of our available-for-sale securities classified by the stated maturity date of the security (in thousands):

	March 31	December 31
	2011	2010
Due within one year	$43,260	$50,350
Due within two years	9,914	4,657
Due after three years	2,598	2,667
	$55,772	$57,674

At March 31, 2011 and December 31, 2010 we had investments in AAA-rated ARS with various state student loan authorities with estimated fair values aggregating $2.6 million and $2.7 million, respectively.  The student loans made by these authorities are substantially guaranteed by the federal government through the Federal Family Education Loan Program (FFELP). ARS are long-term floating rate bonds tied to short-term interest rates. After the initial issuance of the securities, the interest rate on the securities is reset periodically, at intervals established at the time of issuance (e.g., every seven days, twenty-eight days, thirty-five days, or every six months), based on market demand, if the auctions are successful. ARS are bought and sold in the marketplace through a competitive bidding process often referred to as a “Dutch auction.” If there is insufficient interest in the securities at the time of an auction, the auction may not be completed and the ARS then pays a default interest rate. Following such a failed auction, we cannot access our funds that are invested in the corresponding ARS until a future auction of these investments is successful, new buyers express interest in purchasing these securities in between reset dates, issuers establish a different form of financing to replace these securities or final payments become due according to contractual maturities. Commencing in February 2008, conditions in the global credit markets resulted in failed auctions for all of the ARS we held. In the near term, our ability to liquidate our investments in ARS or fully recover the carrying values may be limited or not exist.

Fair value for all ARS, including both the UBS securities classified as trading securities and the other ARS classified as available-for-sale, was based on a discounted cash flow valuation that takes into account a number of factors including the weighted average remaining term (WART) of the underlying securities, the expected return, and the discount rate. The actual WART from servicing reports was used where available. For securities where the actual WART was not available an estimate based on other securities held was used. The expected return was calculated based on the last twelve months average for the 91 day U.S., treasury bill plus a spread. The discount rate was calculated using the 3-month LIBOR rate plus adjustments for the security type. Changes in any of the above estimates, especially the weighted average remaining term or the discount rate, could result in a material change to the fair value. At March 31, 2011, all ARS were classified as Level 3 assets. Presently we have determined the decline in value for the available-for-sale ARS to be temporary because i) we have no current intent to sell these securities, and we believe that we will not be required to sell these securities before the recovery of its amortized cost due to our current cash, cash equivalents, and other investment balances; ii) through March 31, 2011 all of the securities have maintained AAA credit ratings; and iii) loans made by the issuers are backed by the federal government.

INDEX

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

●	Level 1 - Quoted prices in active markets for identical assets or liabilities.

●
Level 2 - Inputs other than Level 1 that are observable, either directly or indirectly, such as quoted prices for similar assets or liabilities; quoted prices in markets that are not active; or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities.

●	Level 3 - Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities.

In accordance with ASC 820, the following table represents our fair value hierarchy for our financial assets (cash equivalents and investments) measured at fair value on a recurring basis as of March 31, 2011 and December 31, 2010 (in thousands):

INDEX

As of March 31, 2011	Level 1	Level 2	Level 3	Total
Money market funds	$13,610	$—	$—	$13,610
Corporate bonds	—	25,259	—	25,259
Corporate notes	—	16,923	—	16,923
Commercial paper	—	3,998	—	3,998
Treasuries	—	6,994	—	6,994
Auction-rate securities	—	—	2,598	2,598
Total	$13,6106	$53,174	$2,598	$69,382

As of December 31, 2010	Level 1	Level 2	Level 3	Total
Money market funds	$14,221	$—	$—	$14,221
Commercial paper	—	6,990	—	6,990
Corporate bonds	—	22,012	—	22,012
Corporate notes	—	21,008	—	21,008
Treasuries	—	4,997	—	4,997
Auction-rate securities	—	—	2,667	2,667

Total	$14,221	$55,007	$2,667	$71,895

Level 2 securities are priced using quoted market prices for similar instruments, nonbinding market prices that are corroborated by observable market data, or discounted cash flow techniques. There have been no transfers between Level 1 and Level 2 measurements during the three months ended March 31, 2011.

Level 3 assets consist of ARS with various state student loan authorities and the ARS put option. Beginning in February 2008, all auctions for the ARS have failed. Based on the continued failure of these auctions and the underlying maturities of the securities, we continue to classify our ARS holdings as long-term assets.  The fair value of the auction-rate securities as of March 31, 2011 and December 31, 2010 was estimated by management.

The following table provides a summary of changes in fair value of our Level 3 financial assets as of March 31, 2011 and 2010 (in thousands):

Three Months Ended March 31, 2011
Auction-Rate Securities
Beginning balance at December 31, 2010	$2,667
Transfer into Level 3	—
Total gains/(losses):
Included in interest income(expense) and other, net	—
Included in other comprehensive income	(69)
Ending balance at March 31, 2011	$2,598

	Three Months Ended March 31, 2010
	Auction-Rate Securities	Auction-Rate Securities Put Option
Beginning balance at December 31, 2009	$22,655	$1,289
Transfer into Level 3	—	—
Sales	(300)	—
Total gains/(losses):
Included in interest income(expense) and other, net	472	(472)
Included in other comprehensive income	(22)	—
Ending balance at March 31, 2010	$22,805	$817

INDEX

Concentrations of Credit Risk

Financial instruments that potentially subject us to concentrations of credit risk consist principally of cash equivalents, investments and trade accounts receivable. Our investment portfolio consists of investment grade securities. Except for obligations of the United States government and securities issued by agencies of the United States government, we diversify our investments by limiting our holdings with any individual issuer. We are exposed to credit risks in the event of default by the issuers to the extent of the amount recorded on the balance sheet. At March 31, 2011, we held approximately $2.6 million of AAA-rated student loan auction-rate debt securities.  See the Cash, Cash Equivalents and Investments section of this Note 1 to the condensed consolidated financial statements for more information.

The credit risk in our trade accounts receivable is mitigated by our credit evaluation process and reasonably short payment terms.  At March 31, 2011, Customer A, Customer B, Customer C and Customer D accounted for 32%, 28%, 11% and 12%, of our total accounts receivable, net and no other customers represented greater than 10% of our total accounts receivable, net.  At December 31, 2010, Customer A, Customer B and Customer C accounted for 57%, 21% and 12%, of our total accounts receivable, net, and no other customers represented greater than 10% or over of our total accounts receivable, net.

For the three months ended March 31, 2011, Customer A and Customer B accounted for 31% and 20% of our total revenue.  No other customers accounted for 10% or more of total revenue.  For the three months ended March 31, 2010, Customer A accounted for 52% of our total revenue.  No other customers accounted for 10% or more of total revenue.

Trade Accounts Receivable and Allowance for Doubtful Accounts

Trade accounts receivable are recorded at the invoiced amount. We perform evaluations of our customers’ financial condition and generally do not require collateral. We make judgments as to our ability to collect outstanding receivables and provide allowances for a portion of receivables when collection becomes doubtful.  Provisions are made based upon a specific review of all significant outstanding invoices. For those invoices not specifically provided for, provisions are recorded at differing rates, based upon the age of the receivable. In determining these percentages, we analyze our historical collection experience and current payment trends. The determination of past-due accounts is based on contractual terms.  At March 31, 2011 and December 31, 2010, we had an allowance for doubtful accounts of $18,000 and $43,000, respectively.

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

Purchased Technology and Internal Use Software

We capitalize costs related to software that we license and incorporate into our product and service offerings or develop for internal use.  In July 2009, we licensed source code for technology associated with remote computer access in the amount of $350,000.  We recorded amortization expense related to this technology of $20,000 for the three months ended March 31, 2011.  In addition, as of March 31, 2011, we are carrying $70,000 of capitalized costs incurred in connection with the development of software for internal use.  This software is not yet implemented.  We will amortize this cost over the useful life of this software once it is placed into service.

INDEX

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

Stock-Based Compensation

We recognize compensation expense for all stock-based payment awards, including grants of stock and options to purchase stock, made to employees and directors based on estimated fair values.

For the three months ended March 31, 2011, options to acquire 1,021,000 shares of our common stock were granted. For the three months ended March 31, 2010, options to acquire 571,000 shares of our common stock were granted.  The fair value of the stock options granted to employees was estimated using the following assumptions:

	Three Months Ended March 31,
	2011	2010
Stock Option Plan:
Risk-free interest rate	1.73%	2.12%
Expected term (in years)	3.58	3.59
Volatility	61.66%	68.41%
Expected dividend	0%	0%
Weighted average fair value (per share)	$2.81	$1.34

We recorded the following stock-based compensation expense for the three months ended March 31, 2011 and 2010:

	Three Months Ended March 31,
	2011	2010
Stock option compensation expense recognized in:
Cost of services	$55	$40
Research and development	161	148
Sales and marketing	152	151
General and administrative	437	516
Stock-based compensation expense included in total costs and expenses	$805	$855

INDEX

The following table represents stock option activity for the three months ended March 31, 2011:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value (in ’000’s)

Outstanding options at December 31, 2010	9,586,364	$2.83	4.48	$35,074

Granted	1,020,650	$6.13

Exercised	(90,998)	$2.37

Forfeited	(60,685)	$3.05

Outstanding options at the end of the period	10,455,331	$3.15	4.50	$22,446

Options vested and expected to vest	10,431,375	$3.15	4.49	$22,410

Outstanding exercisable at the end of the period	4,327,544	$3.05	3.61	$9,371

The aggregate intrinsic value in the table above represents the total pre-tax intrinsic value that would have been received by the option holders had they all exercised their options on March 31, 2011. This amount changes based on the fair market value of our stock. During the three months ended March 31, 2011 and 2010, the aggregate intrinsic value of options exercised under our stock option plans was $543,000 and $42,000 respectively. Total fair value of options vested during the three months ended March 31, 2011 and 2010 was $805,000 and $855,000, respectively.

At March 31, 2011, there was $8.4 million of unrecognized compensation cost related to existing options outstanding which is expected to be recognized over a weighted average period of 2.4 years.

Net Loss Per Share

Basic net loss per share is computed using our net loss and the weighted average number of common shares outstanding during the reporting period. Diluted net loss per share is computed using our net loss and the weighted average number of common shares outstanding, including the effect from the potential issuance of common stock such as stock issuable pursuant to the exercise of stock options using the treasury stock method when dilutive.   For the three months ended March 31, 2011 and 2010, 2.7 million and 134,000 outstanding options were excluded from the computation of diluted net loss per share since their effect would have been anti-dilutive.

The following table sets forth the computation of basic and diluted net loss per share (in thousands, except per share amounts):

	Three months ended March 31,
	2011	2010
Net loss	$(3,142)	$(4,158)

Shares used in computing basic and diluted net loss per share	48,181	46,470
Basic and diluted net loss per share	$(0.07)	$(0.09)

INDEX

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

We generally agree to indemnify our customers against legal claims that our software products infringe certain third-party intellectual property rights.  As of March 31, 2011, we have not been required to make any payment resulting from infringement claims asserted against our customers and have not recorded any related reserves.

Recent Accounting Pronouncements

Multiple-Deliverable Revenue Arrangements

In October 2009 the Financial Accounting Standards Board (FASB) amended the accounting standards applicable to revenue recognition for multiple-deliverable revenue arrangements that are outside the scope of industry-specific software revenue recognition guidance.  This new guidance amends the criteria for allocating consideration in multiple-deliverable revenue arrangements by establishing a selling price hierarchy.  The selling price used for each deliverable will be based on vendor-specific objective evidence (VSOE) if available, third-party evidence (TPE) if VSOE is not available, or estimated selling price (ESP) if neither VSOE nor TPE is available.  The guidance also eliminates the use of the residual method of allocation and requires that arrangement consideration be allocated at the inception of the arrangement to all deliverables using the relative selling price method.

We adopted this guidance on a prospective basis on January 1, 2011, and therefore applied it to relevant revenue arrangements originating or materially modified on or after that date. The adoption of this guidance did not have a significant impact on our results of operations or financial position.

Note 2. Comprehensive Loss

Comprehensive net income/loss includes the impact of foreign currency translation adjustments and changes in the fair value of available-for-sale securities.  The following are the components of comprehensive loss (in thousands):

	Three months ended March 31,
	2011	2010
Net loss	$(3,142)	$(4,158)
Net unrealized gain (loss) on available-for-sale securities	(74)	21
Foreign currency translation gain (loss)	(59)	28
Comprehensive loss	$(3,275)	$(4,109)

The amounts noted in the table above are shown before taking into account the related income tax impact.  The income tax effect allocated to each component of other comprehensive income for each of the periods presented is not significant.

Note 3. Income Taxes

As a result of the sale of our Enterprise Business to Consona in the second quarter of 2009, we are reporting all historical financial activity for that segment – including revenues, direct expenses, gain on sale, and the tax impact of the gain on the sale– as discontinued operations.  The income tax provision reported in this footnote relates to the tax position of our continuing operations.

We recorded an income tax provision of $2,000 and $12,000 for the three months ended March 31, 2011 and 2010, respectively.  The provision for income taxes is comprised of estimates of current taxes due in domestic and foreign jurisdictions.  Due to the expiration of our tax holiday in India, our tax provision for the current period includes India taxes, which are partially offset by an India tax benefit.  In addition, our current period provision includes a state tax provision.  Due to the Company’s loss position in each period presented, we did not record a federal tax provision.

INDEX

As of March 31, 2011, our deferred tax assets are fully offset by a valuation allowance except in those jurisdictions where it is determined that a valuation allowance is not required. ASC 740 provides for the recognition of deferred tax assets if realization of such assets is more likely than not. Based upon the weight of available evidence, which includes historical operating performance, reported cumulative net losses since inception and difficulty in accurately forecasting our future results, we provided a full valuation allowance against our net U.S. deferred tax assets and a full valuation allowance on certain foreign deferred tax assets. We reassess the need for our valuation allowance on a quarterly basis. If it is later determined that a portion of the valuation allowance should be reversed, it may be a benefit to the income tax provision.

Note 4. Contingencies

Tax contingencies

We are required to make periodic filings in the jurisdictions where we are deemed to have a presence for tax purposes. We have undergone audits in the past and have paid assessments arising from these audits. Our India entity was issued notices of income tax assessment pertaining to the 2004-2005, 2005-2006 and 2006-2007 fiscal years.  The notices claimed that the transfer price used in our inter-company agreements with our India entity was too low, and that the rate should be increased.  We believe our current transfer pricing position is more likely than not to be sustained.  We believe that this will be resolved through the normal judicial appeal process used in India, and have submitted our case to the court.

We may be subject to other income tax assessments in the future.  We evaluate estimated expenses that could arise from those assessments in accordance with ASC 740.  We consider such factors as the degree of probability of an unfavorable outcome and the ability to make a reasonable estimate on the amount of expenses.  We record the estimated liability amount for those assessments that we consider to be more likely than not in our balance sheet.

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

INDEX

Guarantees

We have identified guarantees in accordance with ASC 450. The guidance stipulates that an entity must recognize an initial liability for the fair value, or market value, of the obligation it assumes under the guarantee at the time it issues such a guarantee, and must disclose that information in its interim and annual financial statements. We have entered into various service level agreements with our channel partners, in which we may guarantee the maintenance of certain service level thresholds. Under some circumstances, if we do not meet these thresholds, we may be liable for certain financial costs. We evaluate costs for such guarantees under the statement for accounting for contingencies, as interpreted by the guidance for guarantor’s accounting and disclosure requirements for guarantees. We consider such factors as the degree of probability that we would be required to satisfy the liability associated with the guarantee and the ability to make a reasonable estimate of the resulting cost. To date, we have not incurred material costs as a result of any such obligations and have not accrued any liabilities related to such obligations in our financial statements.

Note 5. Restructuring Obligations and Other Charges

In the first quarter of 2009, we implemented a reduction in our workforce and closed certain facilities worldwide in order to reduce our ongoing cost structure.  As a result, we recorded a restructuring charge of $896,000 in the first quarter of 2009. The restructuring charge was primarily comprised of employee termination costs, professional services costs and facilities impairment costs.  As of March 31, 2011, the remaining balance of the restructuring obligation was $60,000, related to one facility in the United Kingdom, which we expect to pay through 2011.

In the third quarter of 2009, we ceased using a portion of our headquarters office in order to align our facilities usage with our current size.  As a result, we impaired approximately 46% of our Redwood City facility.  We recorded a restructuring charge of approximately $1.3 million, which related to the facility impairment.  As of March 31, 2010, the remaining balance on this restructuring obligation was $463,000, which we expect to pay through 2012.

In the first quarter of 2011, we implemented a reduction in our work-from-home workforce impacting a group with a specialized skill-set.  We reduced our workforce by 21 employees, or less than 1% of our agent headcount. All of the affected employees were terminated as of March 17, 2011.  As a result, we recorded a restructuring charge of $37,000 for cost of services in the first quarter of 2011. As of March 31, 2011, the remaining balance of the restructuring obligation was $11,000, which we expect to pay through April 2011.

The following table summarizes activity associated with the restructuring and related expenses incurred as of March 31, 2011 (in thousands):

	Severance(1)	Facilities(2)	Impairment	Total
Restructuring obligations, December 31, 2010	$—	$661	$—	$661
Restructuring costs incurred in the first quarter of 2011	37	—		37
Cash payments	(26)	(138)	—	(164)
Restructuring obligations, March 31, 2011	$11	$523	$—	$534

(1)	Severance costs include those expenses related to severance pay and related employee benefit obligations.

(2)
Facilities costs include obligations under non-cancelable leases for facilities that we will no longer occupy, as well as penalties associated with early terminations of leases and disposal of fixed assets. No sublease income has been included because subleasing is not permitted under the terms of our lease.

Note 6. Warrants

On October 25, 2010, Support.com, Inc. entered into a Support Services Agreement (the “Customer Agreement”) with Comcast Cable Communications Management, LLC (“Comcast”), under which Support.com will provide technology support services to customers of Comcast in exchange for fees. In connection with the Customer Agreement, Support.com and Comcast entered into a Warrant Agreement, under which Support.com agreed to issue to Comcast warrants to purchase up to 975,000 shares of Support.com common stock in the future in the event that Comcast meets specified sales milestones under the Customer Agreement. Each warrant, if issued, will have an exercise price per share of $4.9498 and a term of three years from issuance.  As of March 31, 2011, none of the performance milestones had been met, and therefore no warrants had been issued.  Consequently, the Company has not recorded any warrant-related charges against our revenue for the period ending March 31, 2011.  The warrants will be valued as they are earned, and the resulting value will be recorded as a charge against revenue in the period in which the performance milestone is met and the warrant is earned.

INDEX

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion of our financial condition and results of operations should be read in conjunction with our condensed consolidated financial statements and the related notes included elsewhere in this Form 10-Q and the section entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the consolidated financial statements and related noted included in our Annual Report on Form 10-K for the year ended December 31, 2010. The following discussion includes forward-looking statements. Please see “Risk Factors” in Item 1A of this Report for important information to consider when evaluating these statements.

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

Our Personal Technology Experts® deliver our services to customers online and by telephone, leveraging our patented market-leading proprietary technology platform. They generally work from their homes rather than in brick and mortar facilities. Our software products include award-winning tools designed to address some of the most common computer problem areas, including Windows registry errors, hard disk management and computer memory optimization.

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

Our total revenue for the first quarter of 2011 grew 32% year-over-year and 6% from the prior quarter.  Revenue from services grew 36% year-over-year and decreased 2% from the prior quarter.  Our programs’ performance will vary depending on client-specific circumstances and the acceleration of new program launches.   Revenue from software grew 24% year-over-year and 35% from the prior quarter.   Software revenue growth was driven by the release of the 2011 version of ARO, our computer repair and optimization product, improvements in the toolbar we distribute with our software products, and expansion of one of our distribution channels. Gross margin for the first quarter of 2011 was 45%, an increase of five points from the prior quarter, driven by an increased percentage of software in the revenue mix.  First quarter operating expenses grew 9% year-on-year, and 2% over the prior quarter’s expenses.

In line with prior years, we expect Q1 services revenue to be below Q4 levels due to negative seasonality in our established retail services programs.  We expect software revenue to grow in the second quarter.  We believe gross margin will be at or below Q1 levels, and expect operating expenses to increase from Q1 driven by higher sales and marketing spend associated with the hiring of additional work-from-home sales agents to support growing call volumes within new programs.

INDEX

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

Critical Accounting Policies and Estimates

In preparing our financial statements, we make estimates, assumptions and judgments that can have a significant impact on our net revenue, operating income or loss and net income or loss, as well as on the value of certain assets and liabilities on our balance sheet. We believe that the estimates, assumptions and judgments involved in the accounting policies described in Management’s Discussion and Analysis of Financial Condition and Results of Operations in Item 7 of our Annual Report on Form 10-K for the fiscal year ended December 31, 2010 have the greatest potential impact on our financial statements, so we consider them to be our critical accounting policies and estimates.  There have been no significant changes in these critical accounting policies and estimates during the three months ending March 31, 2011.

RESULTS OF OPERATIONS

The following table sets forth the results of operations for the three months ended March 31, 2011 and 2010 expressed as a percentage of total revenue.

	Three Months Ended March 31,
	2011	2010
Revenue:
Services	70%	68%
Software and other	30	32

Total revenue	100	100

Costs of revenue:
Cost of services	52	56
Cost of software and other	3	3
Total cost of revenue	55	59
Gross profit	45	41
Operating expenses:
Research and development	11	14
Sales and marketing	37	40
General and administrative	21	30
Amortization of intangible assets	1	1

Total operating expenses	70	85

Loss from operations	(25)	(44)
Interest income and other, net	1	2

Loss from continuing operations, before income taxes	(24)	(42)
Income taxes (benefit)	(0)	(0)
Loss from continuing operations, after income taxes	(24)	(42)
Gain from discontinued operations, after income taxes	0	0
Net loss	(24)%	(42)%

INDEX

Three Months Ended March 31, 2011 and 2010

REVENUE

	Three Months Ended March 31,		$	%
In thousands, except percentages	2011	2010	Change	Change

Services	$9,150	$6,730	$2,420	36%
Software and other	3,880	3,129	751	24%
Total revenue	$13,030	$9,859	$3,171	32%

Services revenue is comprised primarily of fees for technology support services, including the set-up, protection, optimization and repair of new and existing computers as well as other technology devices. We provide these services remotely, using work-from-home Personal Technology Experts who utilize our proprietary technology to deliver the services.  Services revenue was $9.2 million for the three months ended March 31, 2011 compared to $6.7 million for the same quarter of 2010. The increase was due primarily to expansion of our existing channel partner services programs.

Software and other revenue was comprised primarily of fees for software products provided through direct consumer downloads and, to a lesser extent, through the sale of this software via channel partners. Software and other revenue was $3.9 million for the three months ended March 31, 2011 compared to $3.1 million for the same quarter of 2010.  The increase was due to product enhancements and growth of one of our existing distribution channels, expansion in certain channel distribution partnerships, and an expansion of our direct software sales.

COSTS OF REVENUE

	Three Months Ended March 31,		$	%
In thousands, except percentages	2011	2010	Change	Change

Cost of services	$6,817	$5,484	$1,333	24%
Cost of software and other	404	348	56	16%
Total cost of revenue	$7,221	$5,832	$1,389	24%

                 Cost of services.  Cost of services consists primarily of salary and related expenses for our Personal Technology Experts, technology and telecommunication expenses related to the delivery of services and other employee-related expenses for our service delivery organization. Cost of services was $6.8 million for the three months ended March 31, 2011 compared to $5.5 million for the same quarter of 2010.  The increase for 2011 as compared to 2010 reflects the increase in salary and related overhead expense as a result of growing our workforce of Personal Technology Experts to meet the increased demand for our services.

Cost of software and other.  Cost of software and other fees consists primarily of third-party royalty fees for our software products.  Certain of these products were developed using third-party research and development resources, and this third party receives royalty payments on sales of products it developed.  Cost of software and other was $404,000 for the three months ended March 31, 2011 compared to $348,000 in the same quarter of 2010.  The increase for 2011 over 2010 was primarily due to higher third-party royalty arrangements associated with higher revenue.

INDEX

OPERATING EXPENSES

	Three Months Ended March 31,		$	%
In thousands, except percentages	2011	2010	Change	Change

Research and development	$1,448	$1,343	$105	8%
Sales and marketing	$4,785	$3,971	$814	20%
General and administrative	$2,786	$2,952	$(166)	(6)%

Research and development.  Research and development expense consists primarily of compensation costs, third-party consulting expenses and related overhead costs for research and development personnel. Research and development costs are generally expensed as incurred. Research and development expense was $1.4 million for the three months ended March 31, 2011 compared to $1.3 million for the same quarter of 2010.  The increase for 2011 as compared to 2010 resulted primarily from higher salary and related overhead expenses.

Sales and marketing.  Sales and marketing expense consists primarily of compensation costs, including salaries and sales commissions, for sales, business development, account management and marketing personnel and expenses for lead generation activities and promotional activities, including public relations, advertising and marketing events.  Sales and marketing expense was $4.8 million for the three months ended March 31, 2011 compared to $4.0 million for the same quarter of 2010.  The increase for 2011 as compared to 2010 resulted primarily from an increase in advertising expense related to our software products, and to a lesser extent from increased sales and marketing personnel and related costs.

General and administrative.  General and administrative expense consists primarily of compensation costs and related overhead costs for administrative personnel and professional fees for legal, accounting and other services. General and administrative expense was $2.8 million for the three months ended March 31, 2011 compared to $3.0 million for the same quarter of 2010.  The decrease for 2011 as compared to 2010 resulted primarily from lower legal costs and certain personnel related professional services fees.

Amortization of Intangible Assets

	Three Months Ended March 31,		$	%
In thousands, except percentages	2011	2010	Change	Change

Amortization of intangible assets	$83	$88	$(5)	(6)%

Amortization of intangible assets was $83,000 for the three months ended March 31, 2011 compared to $88,000 for the same quarter in 2010.  The decrease from 2010 to 2011 is associated with one of the intangible assets acquired as part of the Xeriton transaction in December 2009, which was fully amortized in the fourth quarter of 2010.

INTEREST INCOME AND OTHER, NET

	Three Months Ended March 31,		$	%
In thousands, except percentages	2011	2010	Change	Change

Interest and other, net	$150	$186	$(36)	(19)%

The decrease in interest income and other for the three months ended March 31, 2011 was primarily due to lower interest income on our investments as a result of lower yields and lower balances in our portfolio.

INDEX

PROVISION FOR INCOME TAXES

	Three Months Ended March 31,		$	%
In thousands, except percentages	2011	2010	Change	Change

Provision for income taxes	$2	$12	$(10)	(83)%

The provision for income taxes is comprised of estimates of current taxes due in domestic and foreign jurisdictions.  Our tax holiday in India expired during the first quarter of 2011, and therefore the current period provision includes India taxes partially offset by an India tax benefit, as well as a provision for domestic state tax.  Given the Company’s loss position for all periods presented, we did not record a federal tax provision.

LIQUIDITY AND CAPITAL RESOURCES

Total cash, cash equivalents and investments at March 31, 2011 was $72.7 million.  This was a $1.5 million reduction from the balance of $74.2 million at December 31, 2010.

Operating Activities

Net cash used in operating activities was $1.2 million and $1.2 million for the three months ended March 31, 2011 and 2010, respectively.  Amounts included in net loss, which do not require the use of cash, primarily include the depreciation, amortization of premiums and discounts on investments, stock-based compensation expense, amortization of intangible assets, realized gain on our auction-rate securities and realized loss on our auction-rate securities put option.  The sum of these items was $1.4 million and $1.2 million in the first quarter of 2011 and 2010, respectively. Net cash used in operating activities in the first quarter of 2011 was primarily the result of the net loss of $3.1 million and an increase in accrued compensation of $610,000, partially offset by non-cash items of $1.4 million.  Net cash used in operating activities in the first quarter of 2010 was primarily the result of the net loss of $4.2 million, an increase in accrued compensation and an increase in other accrued liabilities, the largest of which was an accrual related to advertising for the software products we acquired in the Xeriton transaction in December 2009.

Investing Activities

Net cash provided by investing activities was $1.3 million and $1.2 million for the three months ended March 31, 2011 and 2010, respectively.  Net cash provided by investing activities for the three months ended March 31, 2011 was primarily due to sales and maturities of $18.8 million in investments offset by the purchases of $17.5 million in investments and expenditures of $78,000 for property and equipment.   Net cash provided by investing activities for the three months ended March 31, 2010 was primarily due to sales and maturities of $12.7 million in investments offset by the purchases of $11.5 million in investments and expenditures of $72,000 for property and equipment.

Financing Activities

Net cash generated by financing activities was $216,000 for the three months ended March 31, 2011 and $34,000 for the three months ended March 31, 2010. Net cash provided by financing activities for the three months ended March 31, 2011 and 2010 was primarily attributable to the exercise of employee stock options.

Working Capital and Capital Expenditure Requirements

At March 31, 2011, we had stockholders’ equity of $83.8 million and working capital of $69.3 million. Our capital expenditures in the first quarter of 2011 were $78,000.  We believe that our existing cash balances will be sufficient to meet our working capital requirements, as well as our planned capital expenditures for at least the next 12 months.

If we require additional capital resources to grow our business internally or to acquire complementary technologies and businesses at any time in the future, we may seek to sell additional equity or debt securities. The sale of additional equity could result in dilution to our existing stockholders.

INDEX

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

As of March 31, 2011, we held $53.8 million in investments (excluding cash and cash equivalents), which consisted primarily of government debt securities, ARS, corporate notes and bonds, and commercial paper. The weighted average interest rate of our portfolio was approximately 0.69% at March 31, 2011. A decline in interest rates over time would reduce our interest income from our investments. A decrease in interest rates of 100 basis points would cause a corresponding decrease in our annual interest income of approximately $538,000.

At March 31, 2011 and December 31, 2010 we had investments in AAA-rated ARS with various state student loan authorities with estimated fair values of $2.6 million and $2.7 million, respectively. The student loans made by these authorities are substantially guaranteed by the federal government through the Federal Family Education Loan Program (FFELP). ARS are long-term floating rate bonds tied to short-term interest rates. After the initial issuance of the securities, the interest rate on the securities is reset periodically, at intervals established at the time of issuance (e.g., every seven days, twenty-eight days, thirty-five days, or every six months), based on market demand, if the auctions are successful. ARS are bought and sold in the marketplace through a competitive bidding process often referred to as a “Dutch auction.” If there is insufficient interest in the securities at the time of an auction, the auction may not be completed and the ARS then pays a default interest rate. Following such a failed auction, we cannot access our funds that are invested in the corresponding ARS until a future auction of these investments is successful, new buyers express interest in purchasing these securities in between reset dates, issuers establish a different form of financing to replace these securities or final payments become due according to contractual maturities. Commencing in February 2008, conditions in the global credit markets resulted in failed auctions for all of the ARS we held. In the near term, our ability to liquidate our investments in ARS or fully recover the carrying values may be limited or not exist.

The fair value of our remaining $2.6 million of ARS, classified as available-for-sale, was based on a discounted cash flow valuation that takes into account a number of factors including the weighted average remaining term (WART) of the underlying securities, the expected return, and the discount rate. The actual WART from servicing reports was used where available. For securities where the actual WART was not available an estimate based on other securities held was used. The expected return was calculated based on the last twelve months average for the 91 day U.S. treasury bill plus a spread. This rate is the typical default rate for ARS held by us. The discount rate was calculated using the 3-month LIBOR rate plus adjustments for the security type. Changes in any of the above estimates, especially the WART or the discount rate, could result in a material change to the fair value. At March 31, 2011, all ARS were classified as Level 3 assets. Presently we have determined the decline in value for the available-for-sale ARS to be temporary because i) we have no current intent to sell the security, and we believe that we will not be required to sell the security before the recovery of its amortized cost due to our large cash reserves; ii) through March 31, 2011 all of the securities have maintained AAA credit ratings; and iii) loans made by the issuers are backed by the federal government. We have also determined that we do not intend to sell an impaired available-for-sale security and will not be required to sell such a security before the recovery of our amortized cost basis due to its large cash reserves.

INDEX

However, if circumstances change, we may be required to record an other-than-temporary impairment charge on the available-for-sale ARS. We may similarly be required to record other-than-temporary impairment charges if the ratings on any of these securities are reduced or if any of the issuers default on their obligations. In addition to impairment charges, any of these events could cause us to lose part or all of our investment in these securities. As of March 31, 2011, we had investments in ARS with estimated fair values of $2.6 million. Any of these events could materially affect our results of operations and our financial condition. We currently believe these securities are not significantly impaired for the reasons described above; however, it could take until the final maturity of the underlying notes (up to 30 years) to realize our investments’ recorded value.

Impact of Foreign Currency Rate Changes

The functional currencies of our international operating subsidiaries are the local currencies. We translate the assets and liabilities of our foreign subsidiaries at the exchange rates in effect on the balance sheet date. We translate their income and expenses at the average rates of exchange in effect during the period. We include translation gains and losses in the stockholders’ equity section of our balance sheet. We include net gains and losses resulting from foreign exchange transactions in interest income and other in our statements of operations. Since we translate foreign currencies (primarily Canadian dollars, British Pound Sterling, and Indian rupees) into U.S. dollars for financial reporting purposes, currency fluctuations may have a material impact on our financial results. We have both revenue and expenses that are denominated in foreign currencies. Foreign currency losses are generally larger than foreign currency gains. A weaker U.S. dollar environment would generally have an immaterial negative impact on our statement of operations, while a stronger U.S. dollar environment would have an immaterial positive impact on our statement of operations. The historical impact of currency fluctuations has generally been immaterial.  As of March 31, 2011 we did not engage in foreign currency hedging activities.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended March 31, 2011 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

INDEX

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

ITEM 1A. RISK FACTORS

This report contains forward-looking statements regarding our business and expected future performance as well as assumptions underlying or relating to such statements of expectation, all of which are “forward looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. We are subject to many risks and uncertainties that may materially affect our business and future performance and cause those forward-looking statements to be inaccurate. Words such as “expects,” “anticipates,” “intends,” “plans,” “believes,” “forecasts,” “estimates,” “seeks,” “may result in,” “focused on,” “continue to,” and similar expressions often identify forward-looking statements. In this report, forward-looking statements include, without limitation, the following:

●	Our expectations and beliefs regarding future financial results, conduct and growth of our business;

●	Our expectations regarding channel partners and the anticipated timing and magnitude of revenue from these partners;

●
Our expectations regarding sales of our software products, our ability to source, develop and distribute additional software products and our efforts to market services to buyers of our software products;

●	Our expectations regarding our ability to deliver premium technology services efficiently and through arrangements that are profitable;

●	Our ability to offer subscriptions to our services in a profitable manner;

●	Our ability to hire, train, manage and retain Personal Technology Experts in a home-based model and to expand the breadth and flexibility of our staffing model;

●	Our ability to match staffing levels with service volume in a cost-effective manner;

●
Our beliefs and expectations regarding the introduction of new services and products, including additional software products, service offerings for devices beyond the computer and small business services;

●	Our beliefs and expectations regarding new business opportunities and renewals of existing relationships;

●	Our expectations regarding revenues, cash flows and expenses, including cost of goods sold, sales and marketing, research and development efforts, and administrative expenses;

●	Our assessment of seasonality, mix of revenue, and other trends for our business;

●	Our expectations regarding the costs and other effects of acquisition and disposition transactions;

●	Our expectations regarding unit volumes, pricing and other factors in the market for computers and other devices, and the effects of such factors on our business;

●
The assumptions underlying our Critical Accounting Policies and Estimates, including our assumptions regarding revenue recognition; assumptions used to estimate the fair value of share-based compensation; assumptions regarding the impairment of goodwill and intangible assets; and expected accounting for income taxes; and

●	The expected effects of the adoption of new accounting standards.

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

INDEX

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

We have not been profitable since 2005. We intend to make significant investments in support of our business, and may continue to sustain losses in the future notwithstanding our efforts to achieve profitability. If we fail to achieve revenue growth as a result of our additional investments or if such revenue growth does not result in our achieving profitability, the market price of our common stock will likely decline. We expect to continue to consume cash until we achieve profitability. A sustained period of losses would result in an increased usage of cash to fund our operating activities and a corresponding reduction in our cash balance.

Our business has a limited operating history and is based on a relatively new business model.

    Our technology-enabled services business launched in 2007 to provide services and software that help consumers and small businesses with their technology needs. Prior to 2007, we operated an enterprise software business focused on technical support, which we sold in the second quarter of 2009. We are executing a plan to grow our business by providing premium technology services and software to customers both through channel partners and directly. We may not be able to offer these services and software products successfully. Our Personal Technology Experts are generally home-based, which requires a high degree of coordination and quality control of employees working from diverse and remote locations. We are currently experiencing financial losses in our business and we may to continue to use cash and incur costs to support our growth initiatives. Our investments, which typically are made in advance of revenue, may not yield increased revenue to offset these expenses. As a result of these factors, the future revenue and income potential of our business is uncertain. Any evaluation of our business and our prospects must be considered in light of these factors and the risks and uncertainties often encountered by companies in our early stage of development. Some of these risks and uncertainties relate to our ability to do the following:

●	Maintain our current relationships, and develop new relationships, with channel partners on acceptable terms or at all;

●	Reach consumers and small businesses directly in a cost-effective fashion;

●	Hire, train, manage and retain our home-based Personal Technology Experts and sales agents and expand the breadth and flexibility of our staffing model;

●	Meet anticipated growth targets;

●	Manage our business to provide services on an efficient basis in order to achieve profitability;

●	Offer subscriptions to our services in a profitable manner;

●	Successfully introduce new, and adapt our existing, services and products for consumers and small businesses;

●	Respond effectively to competition;

●	Execute successfully on any acquisitions we make;

●	Adapt to industry consolidation;

●	Respond to government regulations relating to our business;

●	Attract and retain qualified management and employees; and

●	Manage our expanding operations and implement and improve our operational, financial and management controls.

If we are unable to address these risks, our business, results of operations and prospects could suffer.

INDEX

Our quarterly results have in the past, and may in the future, fluctuate significantly.

    Our quarterly revenue and operating results have in the past and may in the future fluctuate from quarter to quarter. As a result, we believe that quarter-to-quarter and year-to-year comparisons of our revenue and operating results may not be accurate indicators of future performance.

    Several factors that have contributed or may in the future contribute to fluctuations in our operating results include:

●	Demand for our services and products;

●	Our ability to increase the efficiency and capacity of our service delivery and sales organizations;

●	The performance of our channel partners;

●
Our ability to effectively match staffing levels with service volumes on a cost-effective basis, particularly with newer partners using models, such as subscriptions, without adequate or comparable historical data for forecasting purposes;

●	Our reliance on a relatively small number of channel partners for a substantial portion of our revenue;

●	Our ability to attract and retain customers and channel partners;

●	Our ability to reach customers directly in a cost effective manner;

●	The rate of expansion of our offerings and our investments therein;

●	The price and mix of products and services we or our competitors offer;

●	Usage rates on the subscriptions we offer;

●	Changes in the PC/CE markets relating to unit volume, pricing and other factors and the effects of such changes on our business;

●	Continued instability in the global macroeconomic climate and its effect on our and our channel partners’ operations;

●	Our ability to adapt to our customers’ needs in a market space defined by frequent technological change;

●	Seasonal trends resulting from consumer spending patterns;

●	The amount and timing of operating costs and capital expenditures in our business;

●	Diversion of management’s attention from other business concerns and disruption of our ongoing business activities as a result of acquisitions or divestitures by us;

●	Potential losses on investments, or other losses from financial instruments we may hold that are exposed to market risk; and

●	The exercise of judgment by our management in making accounting decisions in accordance with our accounting policies.

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

INDEX

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

If we fail to attract, train and manage our service delivery and sales agents in a manner that provides an adequate level of support for our customers, our reputation and financial performance could be harmed.

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

    We are increasing the number of work-from-home sales agents we employ.  Failure to attract, train and manage these employees in a cost effective manner could harm our reputation, result in financial losses under contract, cause us to lose customers and channel partners, and otherwise adversely affect our financial performance.

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

INDEX

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

INDEX

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

    We have made acquisitions in the past and may make additional acquisitions in the future. We may not be able to identify suitable acquisition candidates at prices we consider appropriate. If we do identify an appropriate acquisition candidate, we may not be able to successfully negotiate the terms of the acquisition. Our management may not be able to effectively implement our acquisition program and internal growth strategy simultaneously. The integration of acquisitions involves a number of risks and presents financial, managerial and operational challenges. We may have difficulty, and may incur unanticipated expenses related to, integrating management and personnel from these acquired entities with our management and personnel. Our failure to identify, consummate or integrate suitable acquisitions could adversely affect our business and results of operations. We cannot readily predict the timing, size or success of our future acquisitions. Even successful acquisitions could have the effect of reducing our cash balances. Acquisitions could involve a number of other potential risks to our business, including the following, any of which could harm our business results:

●	Unanticipated costs and liabilities and unforeseen accounting charges or fluctuations;

●	Delays and difficulties in delivery of services and products;

●	Failure to effectively integrate or separate management information systems, personnel, research and development, marketing, sales and support operations;

●	Loss of key employees;

●	Economic dilution to gross and operating profit;

●	Diversion of management’s attention from other business concerns and disruption of our ongoing business;

●	Difficulty in maintaining controls and procedures;

●	Uncertainty on the part of our existing customers about our ability to operate after a transaction;

●	Loss of customers;

●	Loss of partnerships;

●	Declines in revenue and increases in losses;

●	Failure to realize the potential financial or strategic benefits of the acquisition or divestiture; and

●	Failure to successfully further develop the combined or remaining technology, resulting in the impairment of amounts recorded as goodwill or other intangible assets.

INDEX

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

    We license technologies from third parties which are integrated into our services and software. We rely on a third party to develop certain of our software products. Our use of technologies licensed on a non-exclusive basis from third parties, including the developer of certain of our software products, poses certain risks. Some of the third-party technologies we license may be provided under “open source” licenses, which may have terms that require us to make generally available our modifications or derivative works based on such open source code. Our inability to obtain or integrate third-party technologies with our own technology could delay service development until equivalent compatible technology can be identified, licensed and integrated. These third-party technologies may not continue to be available to us on commercially reasonable terms or at all. If our relationship with third parties were to deteriorate, or if such third parties were unable to develop innovative and saleable products, we could be forced to identify a new developer and our future revenue could suffer. We may fail to successfully integrate any licensed technology into our services or software, or maintain it through our own development work, which would harm our business and operating results. Third-party licenses also expose us to increased risks that include:

●	Risks of product malfunction after new technology is integrated;

●	Risks that we may be unable to obtain or continue to obtain support, maintenance and updates from the technology supplier;

●	The diversion of resources from the development of our own proprietary technology; and

●	Our inability to generate revenue from new technology sufficient to offset associated acquisition and maintenance costs.

INDEX

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

    We rely on a combination of laws, such as those applicable to patents, copyrights, trademarks and trade secrets, and contractual restrictions, such as confidentiality agreements and licenses, to establish and protect our proprietary rights. Our ability to compete and grow our business could suffer if these rights are not adequately protected. Our proprietary rights may not be adequately protected because:

●	Laws and contractual restrictions may not adequately prevent infringement of our proprietary rights and misappropriation of our technologies or deter others from developing similar technologies; and

●
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

    Our success and ability to compete depend to a significant degree upon the protection of our solutions and other proprietary technology. It is possible that:

●	We may not be issued patents we may seek to protect our technology;

●	Competitors may independently develop similar technologies or design around any of our patents;

●	Patents issued to us may not be broad enough to protect our proprietary rights; and

●	Our issued patents could be successfully challenged.

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

INDEX

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

INDEX

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

May 6, 2011	SUPPORT.COM, INC.

	By:	/s/ Shelly Schaffer
Shelly Schaffer
Chief Financial Officer and
Executive Vice President of Finance and
Administration

INDEX

EXHIBIT INDEX TO SUPPORT.COM, INC.

QUARTERLY REPORT ON FORM 10-Q

FOR THE QUARTER ENDED MARCH 31, 2011

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