Form 10-Q
period 2011-06-30
Support.com, Inc.
filed 2011-08-08
CIK 1104855

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2011
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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  ☒  No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer”, “accelerated filer” and “small reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.):    Yes  ☐    No  ☒

On July 31, 2011, 48,511,241 shares of the Registrant’s Common Stock, $0.0001 par value, were outstanding.

SUPPORT.COM, INC.
FORM 10-Q
QUARTERLY PERIOD ENDED JUNE 30, 2011

Index

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

SUPPORT.COM, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands)

	June 30, 2011	December 31, 2010
	(Unaudited)	(1)
ASSETS
Current assets:
Cash and cash equivalents	$7,541	$18,561
Short-term investments	52,490	53,007
Accounts receivable, net	5,925	5,133
Prepaid expenses and other current assets	1,246	1,617
Total current assets	67,202	78,318
Long-term investments	2,659	2,667
Property and equipment, net	599	623
Goodwill	13,621	10,181
Purchased technology, net	185	226
Intangible assets, net	6,331	1,076
Other assets	623	648

Total assets	$91,220	$93,739

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$659	$536
Accrued compensation	1,438	1,248
Other accrued liabilities	3,994	3,575
Deferred revenue	3,211	1,574
Total current liabilities	9,302	6,933
Other long-term liabilities	835	749
Total Liabilities	10,137	7,682

Commitments and contingencies (Note 4)

Stockholders’ equity:
Common stock	5	5
Additional paid-in capital	231,984	229,692
Accumulated other comprehensive loss	(1,416)	(1,331)
Accumulated deficit	(149,490)	(142,309)
Total stockholders’ equity	81,083	86,057

Total liabilities and stockholders’ equity	$91,220	$93,739

(1)	Derived from the December 31, 2010 audited Consolidated Financial Statements included in our Annual Report on Form 10-K, as filed with the Securities and Exchange Commission (“SEC”) on March 11, 2011.

See accompanying notes.

Index

SUPPORT.COM, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share amounts)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010

Revenue:
Services	$8,442	$6,882	$17,592	$13,612
Software and other	5,012	3,004	8,892	6,133
Total revenue	13,454	9,886	26,484	19,745

Cost of revenue:
Cost of services	6,601	7,346	13,418	12,830
Cost of software and other	433	335	837	683
Total cost of revenue	7,034	7,681	14,255	13,513

Gross profit	6,420	2,205	12,229	6,232

Operating expenses:
Research and development	1,433	1,281	2,881	2,624
Sales and marketing	5,543	4,320	10,328	8,291
General and administrative	3,439	2,887	6,225	5,839
Amortization of intangible assets	122	93	205	181
Total operating expenses	10,537	8,581	19,639	16,935
Loss from operations	(4,117)	(6,376)	(7,410)	(10,703)
Interest income and other, net	125	149	275	335
Loss from continuing operations, before income taxes	(3,992)	(6,227)	(7,135)	(10,368)
Income tax provision	29	10	31	22
Loss from continuing operations, after income taxes	(4,021)	(6,237)	(7,166)	(10,390)

Income (loss) from discontinued operations, after income taxes	(18)	2	(15)	(3)

Net loss	(4,039)	(6,235)	(7,181)	(10,393)

Earnings (loss) per share:
Basic and diluted earnings per share
Loss from continuing operations	(0.08)	(0.13)	(0.15)	(0.22)
Income (loss) from discontinued operations	0.00	0.00	(0.00)	(0.00)
Net loss per share	$(0.08)	(0.13)	(0.15)	(0.22)

Shares used in computing per share amounts:
Basic	48,293	46,534	48,237	46,503
Diluted	48,293	46,534	48,237	46,503

See accompanying notes.

Index

SUPPORT.COM, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(Unaudited)

	Six Months Ended June 30,
	2011	2010
Operating Activities:
Net loss	$(7,181)	$(10,393)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	207	157
Realized gain on investments	—	(10)
Amortization of premiums and discounts on investments	860	434
Amortization of purchased technology	41	41
Amortization of intangible assets	205	181
Realized loss on put option re-valuation	—	1,289
Realized gain on auction-rate securities	—	(1,289)
Stock-based compensation	1,874	1,888
Changes in assets and liabilities:
Accounts receivable, net	(787)	(138)
Prepaid expenses and other current assets	367	(928)
Other long-term assets	(7)	(172)
Accounts payable	121	1,024
Accrued compensation	181	1,540
Other accrued liabilities	411	799
Other long-term liabilities	59	(89)
Deferred revenue	1,146	224
Net cash used in operating activities	(2,503)	(5,442)

Investing Activities:
Purchases of property and equipment	(183)	(181)
Acquisition of business, net of cash acquired	(8,419)	—
Purchases of investments	(34,285)	(24,318)
Sales of investments	10,998	17,473
Maturities of investments	22,946	21,054
Net cash provided by (used in) investing activities	(8,943)	14,028

Financing Activities:
Proceeds from issuances of common stock	418	365
Net cash provided by financing activities	418	365
Effect of exchange rate changes on cash and cash equivalents	8	(12)

Net increase (decrease) in cash and cash equivalents	(11,020)	8,939

Cash and cash equivalents at beginning of period	18,561	23,547
Cash and cash equivalents at end of period	$7,541	$32,486

Supplemental schedule of cash flow information:
Income taxes paid	$35	$61

See accompanying notes.

Index

SUPPORT.COM, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 1. Significant Accounting Policies

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements include the accounts of Support.com, Inc. (the “Company” or “Support.com”, “we” or “us”) and its wholly owned subsidiaries. All intercompany balances and transactions have been eliminated. The balance sheet as of June 30, 2011 and the statements of operations for the three and six months ended June 30, 2011 and 2010 and cash flows for the six months ended June 30, 2011 and 2010 are unaudited. In the opinion of management, these unaudited interim condensed consolidated financial statements reflect all adjustments (consisting of normal recurring adjustments) that are necessary for a fair presentation of the results for, and as of, the periods shown. The results of operations for such periods are not necessarily indicative of the results expected for the full fiscal year or for any future period. The condensed consolidated balance sheet information as of December 31, 2010 is derived from audited financial statements as of that date. These unaudited interim condensed consolidated financial statements should be read with the consolidated financial statements and related notes included in the Company’s Annual Report on Form 10-K, filed with the Securities and Exchange Commission on March 11, 2011.

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

For certain direct and channel partnerships, we are paid for services that are sold but not yet delivered. We initially record such balances as deferred revenue, and recognize revenue when the service has been provided or, on the non-subscription portion of these balances, when the likelihood of the service being redeemed by the customer is remote (“services breakage”). Based upon our historical redemption patterns for these relationships, we believe that the likelihood of a service being delivered more than 90 days after sale is remote. Beginning in the second quarter of 2010, we therefore recognized non-subscription deferred revenue balances older than 90 days as services revenue. For the three and six months ended June 30, 2011, services breakage revenue was immaterial, and accounted for approximately one percent of revenue.

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

Software and Other Revenue

Software and other revenue is comprised primarily of fees for software products provided through direct consumer downloads and, to a lesser extent, through the sale of this software via channel partners. Our software is generally sold to consumers either as a perpetual license or a fixed-period license. We act as the primary obligor and generally control fulfillment, pricing, product requirements, and collection risk and therefore we recognize revenues using the gross method in the period in which the software products were sold for these products. We generally provide a limited amount of free technical support to customers and therefore do not defer the recognition of revenue associated with sales of these products, since the cost of providing the free technical support is insignificant. Such technical support is generally provided within one year after the associated revenue is recognized and free product enhancements are minimal and infrequent. For certain of our software products for which we provide more technical support or other regular software updates, we recognize revenue ratably over the expected life of the product.  Other revenue consists primarily of revenue generated through partners advertising to our customer base in various forms, including toolbar advertising, email marketing, and free trial offers. We recognize other revenue in the period in which our partners notify us that the revenue has been earned.

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

Long-term investments consist of auction-rate securities (“ARS”).  Our cash equivalents, short-term and long-term investments are classified as available-for-sale, and are reported at fair value with unrealized gains/losses (when deemed to be temporary) included in accumulated other comprehensive loss within stockholders’ equity in the condensed consolidated balance sheets. We recorded net unrealized losses on our available-for-sale securities of $133,000 and $127,000 at June 30, 2011 and December 31, 2010, respectively.

Index

Prior to June 30, 2010 we held certain ARS with UBS.  On June 30, 2010 we exercised our Rights Agreement (“the “ARS put option”) with UBS and settled the ARS for cash on June 30 and July 1, 2010.  The ARS held with UBS were classified as trading securities and reported at fair value with realized gains/losses included in interest income and other, net in the condensed consolidated statements of operations. Furthermore, we carried the ARS put option at fair value and re-measured the fair value each reporting period with gains/losses included in interest income and other, net.  The impact of the re-measurement of the ARS put option substantially offset changes in the fair value of the ARS held by UBS.  For the three and six months ended June 30, 2011, we recorded zero realized gains/losses as a result of ARS held by UBS that were settled in 2010.  For the three months ended June 30, 2010, we recorded a realized loss of $817,000 on re-valuation of the ARS put option, offset with a realized gain of $817,000 on the ARS held by UBS, for a net realized gain (loss) of zero. For the six months ended June 30, 2010, we recorded a realized loss of $1.3 million on re-valuation of the ARS put option, offset with a realized gain of $1.3 million on the ARS held by UBS, for a net realized gain (loss) of zero.

We monitor our investments for impairment on a quarterly basis and determine whether a decline in fair value is other-than-temporary by considering factors such as current economic and market conditions, the credit rating of the security’s issuer, the length of time an investment’s fair value has been below our carrying value, our intent to sell the security and our belief that we will not be required to sell the security before the recovery of our amortized cost. If an investment’s decline in fair value is deemed to be other-than-temporary, we reduce its carrying value to its estimated fair value, as determined based on quoted market prices or liquidation values. Declines in value judged to be other-than-temporary, if any, are recorded in operations as incurred. At June 30, 2011, we evaluated our unrealized gains/losses on available-for-sale securities, the majority of which are from the long-term ARS, and determined them to be temporary. The long-term investment has been in continuous unrealized loss position for more than 12 months. We currently do not intend to sell these securities with unrealized losses and we concluded that we will not be required to sell these securities before the recovery of our amortized cost basis.

The following is a summary of cash, cash equivalents and investments at June 30, 2011 and December 31, 2010 (in thousands):

As of June 30, 2011	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Cash	$4,520	$—	$—	$4,520
Money market fund	3,021	—	—	3,021
Commercial paper	2,000	—	—	2,000
Corporate bonds	27,085	20	(15)	27,090
Corporate notes	13,397	9	(6)	13,400
Treasuries	10,000	3	(3)	10,000
Auction-rate securities	2,800	—	(141)	2,659
	$62,823	$32	$(165)	$62,690

Classified as:

Cash and cash equivalents	$7,541	$—	$—	$7,541
Short-term investments	52,482	32	(24)	52,490
Long-term investments	2,800	—	(141)	2,659
	$62,823	$32	$(165)	$62,690

Index

As of December 31, 2010	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Cash	$2,340	$—	$—	$2,340
Money market fund	14,221	—	—	14,221
Commercial paper	6,992	—	(2)	6,990
Corporate bonds	22,013	19	(20)	22,012
Corporate notes	20,997	25	(14)	21,008
Treasuries	4,999	—	(2)	4,997
Auction-rate securities	2,800	—	(133)	2,667
	$74,362	$44	$(171)	$74,235
Classified as:
Cash and cash equivalents	$18,561	$—	$—	$18,561
Short-term investments	53,001	44	(38)	53,007
Long-term investments	2,800	—	(133)	2,667
	$74,362	$44	$(171)	$74,235

The following table summarizes the estimated fair value of our available-for-sale securities classified by the stated maturity date of the security (in thousands):

	June 30,	December 31,
	2011	2010
Due within one year	$37,996	$50,350
Due within two years	14,494	4,657
Due after three years	2,659	2,667
	$55,149	$57,674

At June 30, 2011 and December 31, 2010 we had investments in AAA-rated ARS with various state student loan authorities with estimated fair values aggregating $2.7 million and $2.7 million, respectively.  The student loans made by these authorities are substantially guaranteed by the federal government through the Federal Family Education Loan Program (FFELP). ARS are long-term floating rate bonds tied to short-term interest rates. After the initial issuance of the securities, the interest rate on the securities is reset periodically, at intervals established at the time of issuance (e.g., every seven days, twenty-eight days, thirty-five days, or every six months), based on market demand, if the auctions are successful. ARS are bought and sold in the marketplace through a competitive bidding process often referred to as a “Dutch auction.” If there is insufficient interest in the securities at the time of an auction, the auction may not be completed and the ARS then pays a default interest rate. Following such a failed auction, we cannot access our funds that are invested in the corresponding ARS until a future auction of these investments is successful, new buyers express interest in purchasing these securities in between reset dates, issuers establish a different form of financing to replace these securities or final payments become due according to contractual maturities. Commencing in February 2008, conditions in the global credit markets resulted in failed auctions for all of the ARS we held. In the near term, our ability to liquidate our investments in ARS or fully recover the carrying values may be limited or not exist.

Fair value for all ARS, including both the UBS securities classified as trading securities and the other ARS classified as available-for-sale, was based on a discounted cash flow valuation that takes into account a number of factors including the weighted average remaining term (WART) of the underlying securities, the expected return, and the discount rate. The actual WART from servicing reports was used where available. For securities where the actual WART was not available an estimate based on other securities held was used. The expected return was calculated based on the last twelve months average for the 91 day U.S., treasury bill plus a spread. The discount rate was calculated using the 3-month LIBOR rate plus adjustments for the security type. Changes in any of the above estimates, especially the weighted average remaining term or the discount rate, could result in a material change to the fair value. At June 30, 2011, all ARS were classified as Level 3 assets. Presently we have determined the decline in value for the available-for-sale ARS to be temporary because i) we have no current intent to sell these securities, and we believe that we will not be required to sell these securities before the recovery of its amortized cost due to our current cash, cash equivalents, and other investment balances; ii) through June 30, 2011 all of the securities have maintained AAA credit ratings; and iii) loans made by the issuers are backed by the federal government.

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

In accordance with ASC 820, the following table represents our fair value hierarchy for our financial assets (cash equivalents and investments) measured at fair value on a recurring basis as of June 30, 2011 and December 31, 2010 (in thousands):

As of June 30, 2011	Level 1	Level 2	Level 3	Total
Money market funds	$3,021	$—	$—	$3,021
Commercial Paper	—	2,000	—	2,000
Corporate Bonds	—	27,090	—	27,090
Corporate Notes	—	13,400	—	13,400
Treasuries	—	10,000	—	10,000
Auction-rate Securities	—	—	2,659	2,659
Total	$3,021	$52,490	$2,659	$58,170

As of December 31, 2010	Level 1	Level 2	Level 3	Total
Money market funds	$14,221	$—	$—	$14,221
Commercial paper	—	6,990	—	6,990
Corporate bonds	—	22,012	—	22,012
Corporate notes	—	21,008	—	21,008
Treasuries	—	4,997	—	4,997
Auction-rate securities	—	—	2,667	2,667
Total	$14,221	$55,007	$2,667	$71,895

Index

Level 2 securities are priced using quoted market prices for similar instruments, nonbinding market prices that are corroborated by observable market data, or discounted cash flow techniques. There have been no transfers between Level 1 and Level 2 measurements during the six months ended June 30, 2011.

Level 3 assets consist of ARS with various state student loan authorities. Beginning in February 2008, all auctions for the ARS have failed. Based on the continued failure of these auctions and the underlying maturities of the securities, we continue to classify our ARS holdings as long-term assets.  The fair value of the auction-rate securities as of June 30, 2011 and December 31, 2010 was estimated by management.

The following table provides a summary of changes in fair value of our Level 3 financial assets as of June 30, 2011 and 2010 (in thousands):

	Three Months Ended June 30, 2011		Three Months Ended June 30, 2010
	Auction-Rate Securities	Auction-Rate Securities Put Option	Auction-Rate Securities	Auction-Rate Securities Put Option
Beginning balance at March 31	$2,598	$—	$22,805	$817
Transfer into Level 3	—	—	—	—
Sales	—	—	(11,500)	—
Total gains/(losses):
Included in interest income (expense) and other, net	—	—	817	(817)
Included in other comprehensive income	61	—	(68)	—

Ending balance at June 30	$2,659	$—	$12,054	$—

	Six Months Ended June 30, 2011		Six Months Ended June 30, 2010
	Auction-Rate Securities	Auction-Rate Securities Put Option	Auction-Rate Securities	Auction-Rate Securities Put Option
Beginning balance at December 31	$2,667	$—	$22,655		$1,289
Transfer into Level 3	—	—	—		—
Sales	—	—	(11,800)		—
Total gains/(losses):
Included in interest income (expense) and other, net	—	—	1,289		(1,289)
Included in other comprehensive income	(8)	—	(90)		—

Ending balance at June 30	$2,659	$—	$12,054	$$	—

Concentrations of Credit Risk

Financial instruments that potentially subject us to concentrations of credit risk consist principally of cash equivalents, investments and trade accounts receivable. Our investment portfolio consists of investment grade securities. Except for obligations of the United States government and securities issued by agencies of the United States government, we diversify our investments by limiting our holdings with any individual issuer. We are exposed to credit risks in the event of default by the issuers to the extent of the amount recorded on the balance sheet. At June 30, 2011, we held approximately $2.7 million of AAA-rated student loan auction-rate debt securities.  See the Cash, Cash Equivalents and Investments section of this Note 1 to the condensed consolidated financial statements for more information.

For the three months ended June 30, 2011, Customer A and Customer B accounted for 24% and 16%, respectively, of our total revenue.  There were no other customers that accounted for 10% or more of total revenue.   For the three months ended June 30, 2010, Customer A and Customer B accounted for 42% and 13%, respectively, of our total revenue.  There were no other customers that accounted for 10% or more of total revenue.  For the six months ended June 30, 2011, Customer A and Customer B accounted for 27% and 18%, respectively, of our total revenue.  There were no other customers that accounted for 10% or more of total revenue.  For the six months ended June 30, 2010, Customer A accounted for 47% of our total revenue.  There were no other customers that accounted for 10% or more of total revenue.

Index

The credit risk in our trade accounts receivable is mitigated by our credit evaluation process and reasonably short payment terms.  At June 30, 2011, Customer A, Customer B and Customer C accounted for 25%, 25% and 21%, respectively, of our total accounts receivable.  No other customers accounted for 10% or more of our total accounts receivable.  At December 31, 2010, Customer A, Customer B and Customer D accounted for 57%, 21% and 12% of our total accounts receivable.   No other customers accounted for 10% or over of our total accounts receivable.

Trade Accounts Receivable and Allowance for Doubtful Accounts

Trade accounts receivable are recorded at the invoiced amount. We perform evaluations of our customers’ financial condition and generally do not require collateral. We make judgments as to our ability to collect outstanding receivables and provide allowances for a portion of receivables when collection becomes doubtful.  Reserves are made based upon a specific review of all significant outstanding invoices. For those invoices not specifically provided for, reserves are recorded at differing rates, based upon the age of the receivable. In determining these rates, we analyze our historical collection experience and current payment trends. The determination of past-due accounts is based on contractual terms.  At June 30, 2011 and December 31, 2010, we had an allowance for doubtful accounts of $9,000 and $43,000, respectively.

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

Business Combinations - Purchase Accounting

Under the purchase method of accounting, we allocate the purchase price of acquired companies to the tangible and intangible assets acquired and liabilities assumed based on their estimated fair values.  We record the excess of purchase price over the aggregate fair values as goodwill.  We determine the fair values of assets acquired and liabilities assumed.  These valuations require us to make significant estimates and assumptions, especially with respect to intangible assets.  Such estimates include assumptions regarding future revenue streams, market performance, customer base, and various vendor relationships.  We estimate the economic lives of certain acquired assets and these lives are used to calculate depreciation and amortization expenses.  We estimate the future cash flows to be derived from such assets, and these estimates are used to determine the fair value of the assets.  If any of these estimates change, depreciation or amortization expenses could be changed and/or the value of our intangible assets could be impaired.

Purchased Technology and Internal Use Software

We capitalize costs related to software that we license and incorporate into our product and service offerings or develop for internal use.  In July 2009, we licensed source code for technology associated with remote computer access in the amount of $350,000.  For the three and six months ended June 30, 2011, we recorded amortization expense related to this technology of $21,000 and $41,000, respectively.  In addition, as of June 30, 2011, we are carrying $70,000 of capitalized costs incurred during the development of software for internal use.  This software is not yet implemented.  We will amortize this cost over the useful life of this software once it is placed into service.

Accounting for Goodwill and Other Intangible Assets

As of June 30, 2011, goodwill increased $3.4 million, as compared with December 31, 2010, to $13.6 million as a result of our acquisition of SUPERAntiSpyware on June 15, 2011 (see also Note 7, Business combination).

We assess the impairment of goodwill annually or more often if events or changes in circumstances indicate that the carrying value may not be recoverable. We perform our annual impairment test on September 30 each year. An impairment loss would be recognized if the fair value of the reporting unit is less than the carrying value of the reporting unit’s net assets on the date of the evaluation. We determine the fair value of the reporting unit utilizing an estimate of future cash flows.  The estimate of cash flow is based upon, among other things, certain assumptions about expected future operating performance and an appropriate discount rate determined by our management. Our estimates of discounted cash flows may differ from actual cash flows due to, among other things, economic conditions, changes to the business model or changes in operating performance. If our estimates were to change, our assessment of goodwill impairment could change and could result in write-downs of goodwill, which would be reflected by charges to our operating results for any period presented.

Index

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

Stock-Based Compensation

In the second quarter of 2009, the Company terminated the Support.com Employee Stock Purchase Plan (the “ESPP”) when we sold our enterprise business.  During the second quarter of 2011, to advance the interests of the Company and its stockholders by providing an incentive to attract, retain and reward eligible employees and by motivating such persons to contribute to the growth and profitability of the Company, the Company’s Board of Directors and stockholders approved the Support.com ESPP and reserved 1,000,000 shares of Support.com common stock, for issuance under the ESPP, effective as of May 15, 2011.  The ESPP continues in effect for ten (10) years from its effective date unless terminated earlier by the Company. The ESPP consists of six-month offering periods during which employees may enroll in the plan.  The purchase price on each purchase date shall not be less than eighty-five percent (85%) of the lesser of (a) the fair market value of a share of stock on the offering date of the offering period or (b) the fair market value of a share of stock on the purchase date.

We comply with ASC 718, Compensation - Stock Compensation, which requires the measurement and recognition of compensation expense for all stock-based payment awards, including employee stock options and employee stock purchases, made to employees and directors based on estimated fair values.

For the three and six months ended June 30, 2011, options to acquire 150,000 shares and 1,171,000 shares of our common stock were granted.  For the three and six months ended June 30, 2010, options to acquire 513,000 shares and 1,079,000 shares of our common stock were granted.  The fair value of our stock options granted to employees and employee stock purchases for the three and six months ended June 30, 2011 and 2010 was estimated using the following assumptions:

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010

Stock Option Plan:
Risk-free interest rate	1.0%	1.5%	1.6%	1.8%
Expected term	3.6 years	3.6 years	3.6 years	3.6 years
Volatility	56.7%	66.9%	61.0%	67.7%
Expected dividend	0%	0%	0%	0%
Weighted average fair value (per share)	$1.92	$1.75	$2.69	$1.53

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010

Employee Stock Purchase Plan:
Risk-free interest rate	0.1%	—	0.1%	—
Expected term	0.5 years	—	0.5 years	—
Volatility	45.9%	—	45.9%	—
Expected dividend	0%	—	0%	—
Weighted average fair value (per share)	$1.20	$—	$1.20	$—

Index

We recorded the following stock-based compensation expense for the three and six months ended June 30, 2011 and 2010 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010

Stock option compensation expense recognized in:
Cost of services	$50	$40	$105	$79
Cost of software and other	5	-	5	1
Research and development	180	149	341	298
Sales and marketing	149	291	301	442
General and administrative	677	552	1,114	1,068
	$1,061	$1,032	$1,866	$1,888

ESPP compensation expense recognized in:
Cost of services	$4	$—	$4	$—
Cost of software and other	—	—	—	—
Research and development	2	—	2	—
Sales and marketing	1	—	1	—
General and administrative	1	—	1	—
	$8	$—	$8	$—

Stock-based compensation expense included in total costs and expenses	$1,069	$1,032	$1,874	$1,888

Index

The following table represents stock option activity for the six months ended June 30, 2011:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value (in ‘000’s)

Outstanding options at the beginning of the period	9,586,364	$2.83	4.48	$35,074

Granted	1,170,550	4.57

Exercised	(176,498)	2.36

Forfeited	(136,447)	3.87

Outstanding options at the end of the period	10,443,969	$3.17	4.26	$18,566

Options vested and expected to vest	10,435,126	$3.17	4.26	$18,556

Outstanding and exercisable at the end of the period	5,124,260	$3.06	3.59	$9,127

The aggregate intrinsic value in the table above represents the total pre-tax intrinsic value that would have been received by the option holders had they all exercised their options on June 30, 2011. This amount changes based on the fair market value of our stock. During the three and six months ended June 30, 2011, the aggregate intrinsic value of options exercised under our stock option plans were $272,000 and $600,000.  During the three and six months ended June 30, 2010, the aggregate intrinsic value of options exercised under our stock option plans were $265,000 and $273,000. Total fair value of options vested during the three and six months ended June 30, 2011 was $1.1 million and $1.9 million, respectively.  Total fair value of options vested during the three and six months ended June 30, 2010 was $0.9 million and $1.8 million, respectively.

At June 30, 2011, there was $7.5 million of unrecognized compensation cost related to existing options outstanding, which is expected to be recognized over a weighted average period of 2.2 years.

Net Loss Per Share

Basic net loss per share is computed using our net loss and the weighted average number of common shares outstanding during the reporting period. Diluted net loss per share is computed using our net loss and the weighted average number of common shares outstanding, including the effect from the potential issuance of common stock such as stock issuable pursuant to the exercise of stock options using the treasury stock method when dilutive.   For the three months ended June 30, 2011 and 2010, 2.2 million and 1.2 million outstanding options were excluded from the computation of diluted net loss per share since their effect would have been anti-dilutive.  For the six months ended June 30, 2011 and 2010, 2.5 million and 523,000 outstanding options were excluded from the computation of diluted net loss per share since their effect would have been anti-dilutive.

The following table sets forth the computation of basic and diluted net loss per share (in thousands, except per share amounts):

	Three Months		Six Months
	Ended		Ended
	June 30,		June 30,
	2011	2010	2011	2010

Net Loss	$(4,039)	$(6,235)	$(7,181)	$(10,393)

Shares used in computing basic and diluted net loss per share	48,293	46,534	48,237	46,503

Basic and diluted net loss per share	$(0.08)	$(0.13)	$(0.15)	$(0.22)

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

We generally agree to indemnify our customers against legal claims that our software products infringe certain third-party intellectual property rights.  As of June 30, 2011 and 2010, we have not been required to make any payment resulting from infringement claims asserted against our customers and have not recorded any related reserves.

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

In May 2011, the FASB issued Accounting Standards Update (ASU) No. 2011-04, “Fair Value Measurement (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs” (ASU 2011-04). This update amends Accounting Standards Codification (ASC) Topic 820, “Fair Value Measurement and Disclosure.” ASU 2011-04 clarifies the application of certain existing fair value measurement guidance and expands the disclosures for fair value measurements that are estimated using significant unobservable (Level 3) inputs. ASU 2011-04 is effective for annual and interim reporting periods beginning on or after December 15, 2011. The new guidance is to be adopted prospectively and early adoption is not permitted. We do not believe that adoption of ASU 2011-04 will have a material effect on the Company’s consolidated financial statements.

In June 2011, the FASB issued ASU No. 2011-05, “Comprehensive Income”.  This update is to improve the comparability, consistency and transparency of financial reporting and increases the prominence of items reported in other comprehensive income. Under this amendment, an entity has the option to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements.  ASU 2011-05 will be effective for fiscal years, and interim periods within those years, beginning after December 15, 2011.   The Company does not expect that the adoption of this guidance will have a material effect on the Company’s consolidated financial statements.

Note 2. Comprehensive Loss

Comprehensive net income/loss includes the impact of foreign currency translation adjustments and changes in the fair value of available-for-sale securities.  The following are the components of comprehensive loss (in thousands):

	Three Months		Six Months
	Ended		Ended
	June 30,		June 30,
	2011	2010	2011	2010

Net loss	$(4,039)	$(6,235)	$(7,181)	$(10,393)
Net unrealized gain (loss) on available-for-sale securities	68	131	(6)	110
Foreign currency translation gain/(loss)	(19)	(33)	(79)	5
Total comprehensive loss	$(3,990)	$(6,137)	$(7,266)	$(10,278)

Index

The amounts noted in the table above are shown before taking into account the related income tax impact.  The income tax effect allocated to each component of other comprehensive loss for each of the periods presented is not significant.

Note 3.  Income Taxes

As a result of the sale of our Enterprise Business to Consona in the second quarter of 2009, we are reporting all historical financial activity for that segment—including revenues, direct expenses, gain on sale, and the tax impact of the gain on the sale– as discontinued operations. The income tax provision reported in this footnote relates to the tax position of our continuing operations.

We recorded an income tax provision of $29,000 and $10,000 for the three months ended June 30, 2011 and 2010, respectively.   The increase in our income tax provision was primarily due to India income taxes that the Company now provides for as compared to previous periods when the Company benefited from an India Tax Holiday that ended on March 31, 2011.  In addition, as it has previously done, the Company recorded a state tax provision.  Given the Company’s loss position for all periods presented, we did not record a federal tax provision.

As of June 30, 2011, our deferred tax assets are fully offset by a valuation allowance except in those jurisdictions where it is determined that a valuation allowance is not required. ASC 740, Income Taxes, provides for the recognition of deferred tax assets if realization of such assets is more likely than not. Based upon the weight of available evidence, which includes historical operating performance, reported cumulative net losses since inception and difficulty in accurately forecasting our future results, we provided a full valuation allowance against our net U.S. deferred tax assets and a full valuation allowance against certain foreign deferred tax assets. We reassess the need for our valuation allowance on a quarterly basis. If it is later determined that a portion of the valuation allowance should be reversed it generally will be a benefit to the income tax provision.

Note 4. Commitments and Contingencies

Tax contingencies

We are required to make periodic filings in the jurisdictions where we are deemed to have a presence for tax purposes. We have undergone audits in the past and have paid assessments arising from these audits. Our India entity was issued notices of income tax assessment pertaining to the 2004-2005, 2005-2006 and 2006-2007 fiscal years.  The notices claimed that the transfer price used in our inter-company agreements with our India entity was too low, and that the price should be increased.  We believe our current transfer pricing position is more likely than not to be sustained.  We believe that this will be resolved through the normal judicial appeal process used in India, and have submitted our case to the court.

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

Index

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

Guarantees

We have identified guarantees in accordance with ASC 450, Contingencies. The guidance stipulates that an entity must recognize an initial liability for the fair value, or market value, of the obligation it assumes under the guarantee at the time it issues such a guarantee, and must disclose that information in its interim and annual financial statements. We have entered into various service level agreements with our channel partners, in which we may guarantee the maintenance of certain service level thresholds. Under some circumstances, if we do not meet these thresholds, we may be liable for certain financial costs. We evaluate costs for such guarantees under the statement for accounting for contingencies, as interpreted by the guidance for guarantor’s accounting and disclosure requirements for guarantees. We consider such factors as the degree of probability that we would be required to satisfy the liability associated with the guarantee and the ability to make a reasonable estimate of the resulting cost. To date, we incurred immaterial costs of less than 1% of revenue as a result of any such obligations. We do not believe that our prior costs are an indicator of future potential liabilities, and therefore we have not accrued any liabilities related to such obligations in our consolidated financial statements.

Note 5. Restructuring Obligations and Other Charges

In the first quarter of 2009, we implemented a reduction in our workforce and closed certain facilities worldwide in order to reduce our ongoing cost structure.  As a result, we recorded a restructuring charge of $896,000 in the first quarter of 2009. The restructuring charge was primarily comprised of employee termination costs, professional services costs and facilities impairment costs.  As of June 30, 2011, we paid in full the balance of this restructuring obligation, and incurred $65,000 incremental facilities restoration costs related to the final obligations of our facility in the United Kingdom.  This expense was recorded in general and administrative.

In the third quarter of 2009, we ceased using a portion of our headquarters office in order to align our facilities usage with our current size.  As a result, we impaired approximately 46% of our Redwood City facility.  We recorded a restructuring charge of approximately $1.3 million in general and administrative, which related to the facility impairment.  As of June 30, 2011, the remaining balance on this restructuring obligation was $378,000, which we expect to pay through 2012.

In the first quarter of 2011, we implemented a reduction in our work-from-home workforce impacting a group with a specialized skill-set.  We reduced our workforce by 21 employees, or less than 1% of our agent headcount. All of the affected employees were terminated as of March 17, 2011.  As a result, we recorded a restructuring charge of $37,000 in cost of services in the first quarter of 2011. As of June 30, 2011, there was no remaining balance related to this restructuring obligation.

The following table summarizes activity associated with the restructuring and related expenses incurred as of June 30, 2011 (in thousands):

	Severance(1)	Facilities(2)	Total
Restructuring obligations, December 31, 2010	$—	$661	$661
Restructuring costs incurred in 2011	37	65	102
Cash payments	(37)	(348)	(385)
Restructuring obligations, June 30, 2011	$—	$378	$378

(1)	Severance costs include those expenses related to severance pay and related employee benefit obligations.

(2)
Facilities costs include obligations under non-cancelable leases for facilities that we are no longer occupy, as well as penalties associated with early terminations of leases and disposal of fixed assets. No sublease income has been included because subleasing is not permitted under the terms of our lease.

Index

Note 6. Warrants

On October 25, 2010, Support.com entered into a Support Services Agreement (the “Customer Agreement”) with Comcast Cable Communications Management, LLC (“Comcast”), under which Support.com will provide technology support services to customers of Comcast in exchange for fees. In connection with the Customer Agreement, Support.com and Comcast entered into a Warrant Agreement, under which Support.com agreed to issue to Comcast warrants to purchase up to 975,000 shares of Support.com common stock in the future in the event that Comcast meets specified sales milestones under the Customer Agreement. Each warrant, if issued, will have an exercise price per share of $4.9498 and a term of three years from issuance.  As of June 30, 2011, none of the performance milestones have been met, and therefore no warrants have been issued.  Consequently, the Company has not recorded any warrant-related charges against our revenue for the period ended June 30, 2011.  The warrants will be valued as they are earned, and the resulting value will be recorded as a charge against revenue in the period in which the performance milestone is met and the warrant is earned.

Note 7. Business Combination

On June 15, 2011, we signed an Asset Purchase Agreement (the “Acquisition”) to acquire certain assets and assume certain liabilities of SUPERAntiSpyware (“SAS”), a sole proprietorship located in Eugene, Oregon.  No stock was acquired as part of the transaction.  SAS provides software tools to detect and remove spyware, adware, rootkits, Trojans, worms, parasites, dialers, and other types of malware.   The acquisition increases the number and type of software products we provide to our customers, enables us to grow our direct business by marketing existing services to SAS software customers, and broadens the product suite we can offer to our channel partners.

We engaged an independent third party appraisal firm to assist in determining the fair value of assets acquired and liabilities assumed from the transaction.  Such a valuation requires management to make significant estimates, especially with respect to intangible assets.  These estimates are based on historical experience and information obtained from the management of the acquired company.  We placed value on SAS’s technology, trade name and existing customer relationships, as well as non-compete agreements signed by certain key employees.  The purchase price for SAS exceeded the fair value of SAS net tangible and intangible assets acquired.  As a result, we have recorded goodwill in connection with this transaction.  This goodwill is deductible for tax purposes.

We paid a total of $8.5 million in cash including $1.0 million held in escrow against payment of a milestone-based earn-out.  The earn-out consists of four criteria-based milestones that must be met by specific dates over the next 18 months.  The probability-weighted fair value of the $1.0 million payment is $919,000.  As a result, we recorded the $81,000 difference between $1.0 million escrow cash payment and $919,000 fair value as Other Current Assets on our balance sheet.  The probability of milestone achievement will be re-measured quarterly and any changes in the estimated fair value will be recorded in statement of operations.

An allocation among the tangible and identifiable intangible assets and liabilities acquired, goodwill assumed and other assets is summarized below.  The financial information presented includes purchase accounting adjustments to the tangible and intangible assets:

	Amount (in thousands)	Amortization Period
Accounts receivable	$5
Prepaid expenses	6
Accrued liabilities	(1)
Deferred revenue	(491)
Net liabilities assumed	(481)
Identifiable intangible assets:
Technology	4,910	66 months
Trade/product name	310	66 months
Non-compete	160	72 months
Customer base	80	30 months

Goodwill	3,440
Total purchase consideration	8,419
Other current asset	81
Total cash consideration	$8,500

Index

The operating results of SAS have been included in our accompanying condensed consolidated statements of operations from June 16, 2011, the day following acquisition.  Pro-forma results of operations have not been presented because the acquisition was not material to our results of operations.  In addition to the $8.5 million cash consideration, we incurred acquisition-related expenditures of approximately $348,000, which were expensed in the period in which they were incurred in accordance with ASC 805.  These expenses were recorded in general and administrative expense.

Note 8.  Intangible assets

Amortization expense related to intangible assets for the three months ended June 30, 2011 and 2010 was $122,000 and $93,000, respectively.  Amortization expense related to intangible assets for the six months ended June 30, 2011 and 2010 was $205,000 and $181,000, respectively.

The following table summarizes the components of intangible assets (in thousands):

	Non- compete	Partner Relationships	Customer Base	Technology Rights	Tradenames	Indefinite Life Intangibles	Total
As of June 30, 2011
Gross carrying value	$524	$145	$180	$5,330	$760	$250	$7,189
Accumulated amortization	(299)	(88)	(88)	(203)	(180)	—	(858)
Net carrying value	$225	$57	$92	$5,127	$580	$250	$6,331

As of December 31, 2010
Gross carrying value	$364	$145	$100	$420	$450	$250	$1,729
Accumulated amortization	(274)	(65)	(78)	(114)	(122)	—	(653)
Net carrying value	$90	$80	$22	$306	$328	$250	$1,076

In December 2006, we acquired the use of a toll-free telephone number for cash consideration of $250,000.  This asset has an indefinite useful life.  The intangible asset is tested for impairment annually or more often if events or changes in circumstances indicate that the carrying value may not be recoverable.

The estimated future amortization expense of intangible assets, with the exception of the indefinite-life intangible assets as of June 30, 2011 is as follows (in thousands):

Fiscal Year	Amount
2011 (Jul-Dec)	$661
2012	1,314
2013	1,205
2014	976
2015	976
2016	937
2017	12
Total	$6,081

Weighted average remaining useful life	5.1 years

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

Overview

Support.com is a leading provider of cloud-based technology services and software for consumers and small business.

Our technology services and software products help install, set up, connect, secure, repair and optimize personal computers (PCs), tablets, printers, routers, home gateways, smart phones, gaming devices, digital cameras, music players and other devices that are essential to our customers’ digital lives. We offer one-time and subscription services, and licenses of our software products.

Our Personal Technology Experts® deliver our services to customers online and by telephone, leveraging our patented market-leading proprietary technology platform. They generally work from their homes rather than in brick and mortar facilities. Our software products include award-winning PC utility and security products.

We market our services through channel partners and directly to consumers. Our channel partners include leading retailers, broadband service providers, software vendors, and PC/consumer electronics (CE) manufacturers. We market our software products directly and through channel partners using “free trial” versions to encourage customers to experience the products before buying. Our sales and marketing efforts principally target North American consumers and small businesses.

Our total revenue for the second quarter of 2011 grew 36% year-over-year and 3% from the prior quarter.  Revenue from services grew 23% year-over-year and decreased 8% from the prior quarter.  Services revenue declined sequentially in line with seasonality in our established retail programs.  Newer programs grew but do not yet counteract the retail seasonality.   Revenue from software grew 67% year-over-year and 29% from the prior quarter.   Software revenue growth was driven by strong performance of our computer repair and optimization product, the toolbar we include with our software, our software distribution channels, and the availability of attractively-priced advertising inventory. Gross margin for the second quarter of 2011 was 48%, an increase of three points from the prior quarter, driven by an increased percentage of software in the revenue mix.  Second quarter operating expenses grew 23% year-over-year, and 16% over the prior quarter’s expenses, driven by the addition of work-from-home sales agents used to support new programs and increased advertising spend used to grow software revenues.  During the quarter, we extended our software product suite with the acquisition of SuperAntiSpyware (“SAS”), a provider of software tools to detect and remove spyware, adware, rootkits, Trojans, worms, parasites, dialers, and other types of malware.   The acquisition increases the number and type of software products we provide to our customers, enables us to grow our direct business by marketing existing services to SAS software customers, and broadens the product suite we can offer to our channel partners (see also Note 7, Business Combination).

In the third quarter, we expect our results to be determined primarily by the performance of our new services programs, the strength or weakness of the back-to-school selling season for our established retail programs, and the performance of our software line.  Given the planned hiring of substantial numbers of delivery agents in Q3 if we achieve targeted revenue levels, we anticipate services gross margin to be in line with second quarter levels.  For Q3, we expect operating expenses to increase from Q2 levels, driven by the continued hiring of substantial numbers of work-from-home sales agents to support growth in new programs, as well as full quarter of expenses for those hired in Q2. If program-specific or macroeconomic factors cause our revenues not to achieve targeted levels, or if we experience unanticipated expense increases, our loss could increase substantially.

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

Critical Accounting Policies and Estimates

In preparing our financial statements, we make estimates, assumptions and judgments that can have a significant impact on our revenue, operating income or loss and net income or loss, as well as on the value of certain assets and liabilities on our consolidated balance sheet. We believe that the estimates, assumptions and judgments involved in the accounting policies described in Management’s Discussion and Analysis of Financial Condition and Results of Operations in Item 7 of our Annual Report on Form 10-K for the fiscal year ended December 31, 2010 have the greatest potential impact on our consolidated financial statements, so we consider them to be our critical accounting policies and estimates.  There have been no significant changes in these critical accounting policies and estimates during the three and six months ending June 30, 2011.

Index

RESULTS OF OPERATIONS

The following table sets forth the results of operations for the three and six months ended June 30, 2011 and 2010 expressed as a percentage of total revenue.

	Three Months			Six Months
	Ended			Ended
	June 30,			June 30,
	2011	2010		2011	2010

Revenue:
Services	63%	70%		66%	69%
Software and other	37	30		34	31
Total revenue	100	100		100	100

Costs of revenue:
Cost of services	49	74		51	65
Cost of software and other	3	3		3	3
Total cost of revenue	52	77		54	68

Gross profit	48	23		46	32
Operating expenses:
Research and development	11	13		11	13
Sales and marketing	41	44		39	42
General and administrative	26	29		24	30
Amortization of intangible assets	1	1		1	1
Total operating expenses	79	87		75	86

Loss from operations	(31)	(64)		(29)	(54)

Interest and other income, net	1	2		1	2

Loss from continuing operations, before income taxes	(30)	(62)		(28)	(52)

Income tax provision	0	0		0	0

Loss from continuing operations, after income taxes	(30)	(62)		(28)	(52)

Income (loss) from discontinued operations, after income taxes	(0)	0		(0)	(0)

Net loss	(30)%	(62	) %	(28)%	(52)%

REVENUE

	Three Months Ended June 30,				Six Months Ended June 30,
In thousands, except percentages	2011	2010	$ Change	% Change	2011	2010	$ Change	% Change

Services	$8,442	$6,882	$1,560	23%	$17,592	$13,612	$3,980	29%
Software and other	5,012	3,004	2,008	67%	8,892	6,133	2,759	45%
Total revenue	$13,454	$9,886	$3,568	36%	$26,484	$19,745	$6,739	34%

Services revenue consists primarily of fees for technology services, including the set-up, protection, optimization and repair of new and existing computers as well as other technology devices.  We provide these services remotely, generally using work-from-home Personal Technology Experts who utilize our proprietary technology to deliver the services.  The increase in services revenue for the three and six months ended June 30, 2011 compared to the same quarters of 2010 was primarily due to the addition of certain new channel partnerships and an expansion in certain of our established programs.

Software and other revenue is comprised primarily of fees for software products provided through direct consumer downloads and, to a lesser extent, through the sale of this software via channel partners. The increase in software and other revenue for the three and six months ended June 30, 2011 compared to the same quarters of 2010 was primarily the result of product enhancements and growth in our software distribution channels.

Index

COSTS AND EXPENSES

Costs of Revenue

	Three Months Ended June 30,				Six Months Ended June 30,
In thousands, except percentages	2011	2010	$ Change	% Change	2011	2010	$ Change	% Change

Cost of services	$6,601	$7,346	$(745)	(10)%	$13,418	$12,830	$588	5%
Cost of software and other	433	335	98	29%	837	683	154	23%
Total cost of revenue	$7,034	$7,681	$(647)	(8)%	$14,255	$13,513	$742	5%

Cost of services consists primarily of salary and related expenses for people providing services, technology and telecommunication expenses related to the delivery of services and other personnel-related expenses in service delivery. The decrease in cost of services for the three months ended June 30, 2011 compared to the same quarter of 2010 was driven by lower personnel costs and related overhead expenses as a result of staffing efficiency improvements.  The increase in cost of services for the six months ended June 30, 2011 compared to the same period of 2010 was driven by increased costs associated with higher numbers of service delivery personnel required for growing services revenue.

Cost of software and other fees consists primarily of third-party royalty fees for our software products.  Certain of these products were developed using third-party research and development resources, and this third party receives royalty payments on sales of products it developed.  The increase in cost of software and other for the three and six months ended June 30, 2011 compared to the same quarters of 2010 was primarily due to higher third-party royalty payments driven by higher volume of software units sold.

Operating Expenses

	Three Months Ended June 30,				Six Months Ended June 30,
In thousands, except percentages	2011	2010	$ Change	% Change	2011	2010	$ Change	% Change

Research and development	$1,433	$1,281	$152	12%	$2,881	$2,624	$257	10%
Sales and marketing	$5,543	$4,320	$1,223	28%	$10,328	$8,291	$2,037	25%
General and administrative	$3,439	$2,887	$552	19%	$6,225	$5,839	$386	7%

Research and development. Research and development costs are expensed as incurred. Research and development expense consists primarily of compensation costs, third-party consulting expenses and related overhead costs for research and development personnel.  The increase in research and development expense for the three and six months ended June 30, 2011 compared to the same quarters of 2010 resulted primarily from higher salary and related expenses due to incremental research and development personnel.

Sales and marketing. Sales and marketing expense consists primarily of compensation costs, including salaries and sales commissions for sales, business development, program management, marketing personnel and expenses for lead generation activities and promotional activities, including public relations, advertising and marketing.  The increase in sales and marketing expense for the three and six months ended June 30, 2011, compared to the same quarters of 2010 resulted primarily from higher marketing expense to drive our software sales and the addition of sales agents for new programs.

General and administrative. General and administrative expense consists primarily of compensation costs and related overhead costs for administrative personnel and professional fees for legal, accounting and other professional services.  The increase in general and administrative expense for the three and six months ended June 30, 2011 compared to the same quarters of 2010 resulted primarily from acquisition-related costs associated with the acquisition of SUPERAntiSpyware in June 2011.

Index

Amortization of Intangible Assets

	Three Months Ended June 30,				Six Months Ended June 30,
In thousands, except percentages	2011	2010	$ Change	% Change	2011	2010	$ Change	% Change

Amortization of intangible assets	$122	$93	$29	31%	$205	$181	$24	13%

The increase in amortization of intangible assets for the three and six months ended June 30, 2011 compared to the same quarters of 2010 was a result of additional amortization expense related to intangible assets acquired in the purchase of SUPERAntiSpyware in June 2011.

INTEREST INCOME AND OTHER, NET

	Three Months Ended June 30,				Six Months Ended June 30,
In thousands, except percentages	2011	2010	$ Change	% Change	2011	2010	$ Change	% Change

Interest income and other, net	$125	$149	$(24)	(16)%	$275	$335	$(60)	(18	) %

The decrease in interest income and other for the three and six months ended June 30, 2011 was primarily due to lower interest income on our investments as a result of lower yields and lower balances in our portfolio.

INCOME TAX PROVISION

	Three Months Ended June 30,				Six Months Ended June 30,
In thousands, except percentages	2011	2010	$ Change	% Change	2011	2010	$ Change	% Change

Income tax provision	$29	$10	$19	190%	$31	$22	$9	41%

The provision for income taxes related to continuing operations is comprised of estimates of current taxes due in domestic and foreign jurisdictions.  In the second quarter of 2011, our income tax provision was primarily due to India income taxes as well as state taxes to a lesser extent.  Given the Company’s loss position for all periods presented, we did not record a federal tax provision.

The increase in the provision for income taxes from 2010 to 2011 was due to the expiration of the Company’s tax holiday in India.

LIQUIDITY AND CAPITAL RESOURCES

Total cash, cash equivalents and investments at June 30, 2011 was $62.7 million, compared to $74.2 million at December 31, 2010.  This amount includes approximately $8.8 million of cash use related to the acquisition of SuperAntiSpyware.

Operating Activities

Net cash used in operating activities was $2.5 million and $5.4 million for the six months ended June 30, 2011 and 2010, respectively.  Net cash used in operating activities for the six months ended June 30, 2011 resulted primarily from a net loss of $7.2 million, offset with an increase of deferred revenue of $1.1 million, and non-cash items of $3.2 million, which primarily include depreciation, amortization of premiums and discounts on marketable securities, stock-based compensation expenses and amortization of intangible assets.  Net cash used in operating activities for the six months ended June 30, 2010 resulted primarily from a net loss of $10.4 million, offset by an increase of accounts payable of $1.0 million and accrued compensation of $1.5 million, and non-cash items of $2.7 million, which primarily include depreciation, amortization of premiums and discounts on marketable securities, stock-based compensation expense and amortization of intangible assets.

Index

Investing Activities

Net cash used in investing activities for the six months ended June 30, 2011 was primarily due to the purchases of $34.3 million in investments offset by sales and maturities of $33.9 million in investments, $8.4 million for acquisition of SUPERAntiSpyware and $183,000 for expenditures of property and equipment.  Net cash provided by investing activities for the six months ended June 30, 2010 was primarily due to sales and maturities of $38.5 million in investments offset by the purchases of $24.3 million in investments and expenditures of $181,000 for property and equipment.

Financing Activities

Net cash provided by financing activities was $418,000 and $365,000 for the six months ended June 30, 2011 and 2010, respectively, and was attributable to the exercise of employee stock options.

Working Capital and Capital Expenditure Requirements

At June 30, 2011, we had stockholders’ equity of $81.1 million and working capital of $57.9 million. Our capital expenditures through the six months ending June 30, 2011 was $183,000.  We believe that our existing cash balances will be sufficient to meet our working capital requirements for at least the next 12 months.

If we require additional capital resources to grow our business internally or to acquire complementary technologies and businesses at any time in the future, we may seek to sell additional equity or debt securities. The sale of additional equity could result in dilution to our stockholders.

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

Acquisition

On June 15, 2011, the Company acquired certain assets and assumed certain liabilities from SUPERAntiSpyware (“SAS”), a sole proprietorship located in Eugene, Oregon.  SAS provides software tools to detect and remove spyware, adware, rootkits, Trojans, worms, parasites, dialers, and other types of malware.   The acquisition increases the number and type of software products Support.com offers directly to consumers and small businesses.  The acquisition also enables Support.com to grow its direct business by marketing its existing services offerings to SAS software customers. Finally, the acquisition broadens the product suite Support.com can market through its channel partners. In connection with the acquisition, we paid a total cash-only consideration of $8.5 million for the acquired assets and liabilities, and additional direct transaction costs of approximately $348,000. The results of operations of the acquired business are included in our accompanying Consolidated Statement of Operations from June 16, 2011, the acquisition date.  For details on this transaction, please see Note 7 to the Consolidated Financial Statements, Business Combinations.

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

Index

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

As of June 30, 2011, we held $55.1 million in investments (excluding cash and cash equivalents), which consisted primarily of government debt securities, ARS, corporate notes and bonds, and commercial paper. The weighted average interest rate of our portfolio was approximately 0.69% at June 30, 2011. A decline in interest rates over time would reduce our interest income from our investments. A decrease in interest rates of 100 basis points would cause a corresponding decrease in our annual interest income of approximately $551,000.

At June 30, 2011 and December 31, 2010 we had investments in AAA-rated ARS with various state student loan authorities with estimated fair values of $2.7 million and $2.7 million, respectively. The student loans made by these authorities are substantially guaranteed by the federal government through the Federal Family Education Loan Program (FFELP). ARS are long-term floating rate bonds tied to short-term interest rates. After the initial issuance of the securities, the interest rate on the securities is reset periodically, at intervals established at the time of issuance (e.g., every seven days, twenty-eight days, thirty-five days, or every six months), based on market demand, if the auctions are successful. ARS are bought and sold in the marketplace through a competitive bidding process often referred to as a “Dutch auction.” If there is insufficient interest in the securities at the time of an auction, the auction may not be completed and the ARS then pays a default interest rate. Following such a failed auction, we cannot access our funds that are invested in the corresponding ARS until a future auction of these investments is successful, new buyers express interest in purchasing these securities in between reset dates, issuers establish a different form of financing to replace these securities or final payments become due according to contractual maturities. Commencing in February 2008, conditions in the global credit markets resulted in failed auctions for all of the ARS we held. In the near term, our ability to liquidate our investments in ARS or fully recover the carrying values may be limited or not exist.

The fair value of our remaining $2.7 million of ARS, classified as available-for-sale, was based on a discounted cash flow valuation that takes into account a number of factors including the weighted average remaining term (WART) of the underlying securities, the expected return, and the discount rate. The actual WART from servicing reports was used where available. For securities where the actual WART was not available an estimate based on other securities held was used. The expected return was calculated based on the last twelve months average for the 91 day U.S. treasury bill plus a spread. This rate is the typical default rate for ARS held by us. The discount rate was calculated using the 3-month LIBOR rate plus adjustments for the security type. Changes in any of the above estimates, especially the WART or the discount rate, could result in a material change to the fair value. At June 30, 2011, all ARS were classified as Level 3 assets. Presently we have determined the decline in value for the available-for-sale ARS to be temporary because i) we have no current intent to sell the security, and we believe that we will not be required to sell the security before the recovery of its amortized cost due to our large cash reserves; ii) through June 30, 2011 all of the securities have maintained AAA credit ratings; and iii) loans made by the issuers are backed by the federal government. We have also determined that we do not intend to sell an impaired available-for-sale security and will not be required to sell such a security before the recovery of our amortized cost basis due to its large cash reserves.

However, if circumstances change, we may be required to record an other-than-temporary impairment charge on the available-for-sale ARS. We may similarly be required to record other-than-temporary impairment charges if the ratings on any of these securities are reduced or if any of the issuers default on their obligations. In addition to impairment charges, any of these events could cause us to lose part or all of our investment in these securities. As of June 30, 2011, we had investments in ARS with estimated fair values of $2.7 million. Any of these events could materially affect our results of operations and our financial condition. We currently believe these securities are not significantly impaired for the reasons described above; however, it could take until the final maturity of the underlying notes (up to 30 years) to realize our investments’ recorded value.

Impact of Foreign Currency Rate Changes

The functional currencies of our international operating subsidiaries are the local currencies. We translate the assets and liabilities of our foreign subsidiaries at the exchange rates in effect on the balance sheet date. We translate their income and expenses at the average rates of exchange in effect during the period. We include translation gains and losses in the stockholders’ equity section of our balance sheet. We include net gains and losses resulting from foreign exchange transactions in interest income and other in our statements of operations. Since we translate foreign currencies (primarily Canadian dollars, British Pound Sterling, and Indian rupees) into U.S. dollars for financial reporting purposes, currency fluctuations may have a material impact on our financial results. We have both revenue and expenses that are denominated in foreign currencies. Foreign currency losses are generally larger than foreign currency gains. A weaker U.S. dollar environment would generally have an immaterial negative impact on our statement of operations, while a stronger U.S. dollar environment would have an immaterial positive impact on our statement of operations. The historical impact of currency fluctuations has generally been immaterial.  As of June 30, 2011, we did not engage in foreign currency hedging activities.

Index

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We maintain “disclosure controls and procedures,” as such term is defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”), that are designed to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in SEC rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating our disclosure controls and procedures, management recognizes that disclosure controls and procedures, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the disclosure controls and procedures are met. Our disclosure controls and procedures have been designed to meet, and our management believes they meet, reasonable assurance standards. Additionally, in designing disclosure controls and procedures, our management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible disclosure controls and procedures. The design of any disclosure controls and procedures also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended June 30, 2011, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

See Note 4 “Commitments and Contingencies” to the condensed consolidated financial statements in Part I, Item 1 of this Quarterly Report on Form 10-Q for a description of legal proceedings.

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

Index

•	Our expectations regarding our ability to deliver premium technology services efficiently and through arrangements that are profitable;

•	Our ability to offer subscriptions to our services in a profitable manner;

•	Our ability to hire, train, manage and retain Personal Technology Experts in a home-based model and to expand the breadth and flexibility of our staffing model;

•	Our ability to match staffing levels with service volume in a cost-effective manner;

•	Our ability to manage sales costs in programs where we perform sales;

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

Our technology-enabled services business was launched in 2007 to provide services and software that help consumers and small businesses with their technology needs. Prior to 2007, we operated an enterprise software business focused on technical support, which we sold in the second quarter of 2009. We are executing a plan to grow our business by providing premium technology services and software to customers both through channel partners and directly. We may not be able to offer these services and software products successfully. Our Personal Technology Experts and sales agents are generally home-based, which requires a high degree of coordination and quality control of employees working from diverse and remote locations. We are currently experiencing financial losses in our business and we may to continue to use cash and incur costs to support our growth initiatives. Our investments, which typically are made in advance of revenue, may not yield increased revenue to offset these expenses. As a result of these factors, the future revenue and income potential of our business is uncertain. Any evaluation of our business and our prospects must be considered in light of these factors and the risks and uncertainties often encountered by companies in our early stage of development. Some of these risks and uncertainties relate to our ability to do the following:

Index

•	Maintain our current relationships, and develop new relationships, with channel partners on acceptable terms or at all;

•	Reach consumers and small businesses directly in a cost-effective fashion;

•	Hire, train, manage and retain our home-based Personal Technology Experts and sales agents and expand the breadth and flexibility of our staffing model;

•	Meet anticipated growth targets;

•	Match staffing levels with demand for services;

•	Offer subscriptions to our services in a profitable manner;

•	Successfully introduce new, and adapt our existing, services and products for consumers and small businesses;

•	Respond to changes in macro-economic conditions as they affect our and our channel partners' operations

•	Realize benefits of any acquisitions we make;

•	Adapt to industry consolidation;

•	Respond to government regulations relating to our business;

•	Attract and retain qualified management and employees; and

•	Manage our expanding operations and implement and improve our operational, financial and management controls.

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

Several factors that have contributed or may in the future contribute to fluctuations in our operating results include:

•	Demand for our services and products;

•	The performance of our channel partners;

•	Instability or decline in the global macroeconomic climate and its effect on our and our channel paretners'operations;

•
Our ability to effectively match staffing levels with service volumes on a cost-effective basis, particularly with newer partners using models, such as subscriptions, without adequate or comparable historical data for forecasting purposes;

•	Our ability to manage sales costs in programs where we perform sales;

•	Our reliance on a relatively small number of channel partners for a substantial portion of our revenue;

•	Our ability to attract and retain customers and channel partners;

•	Our ability to reach customers directly in a cost effective manner;

•	The rate of expansion of our offerings and our investments therein;

•	The price and mix of products and services we or our competitors offer;

•	Usage rates on the subscriptions we offer;

•
Changes in the PC/CE markets relating to unit volume, pricing and other factors, including changes driven by the growing popularity of tablets and other new devices, and the effects of such changes on our business;

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

Index

•	The exercise of judgment by our management in making accounting decisions in accordance with our accounting policies.

Our inability to meet future financial performance targets that we announce or that are published by research analysts could cause the market price of our common stock to decline.

From time-to-time, we provide guidance related to our future financial performance. In addition, financial analysts may publish their own expectations of our future financial performance. Because our quarterly revenue and our operating results fluctuate and are difficult to predict, future financial performance is difficult to predict. We have in the past failed to meet our guidance for a particular period and/or analyst expectations for our guidance for future periods and our stock price has declined. Generally, the market prices of technology companies have been extremely volatile. Stock prices of many technology companies have often fluctuated in a manner unrelated or disproportionate to the operating performance of such companies. In the past, following periods of market volatility, stockholders have often initiated securities class action litigation relating to the stock trading and price volatility of the technology company in question. Any securities litigation we may become involved in could result in our incurring substantial defense costs and diverting resources and the attention of management from our business.

Because a small number of customers and channel partners have historically accounted for and may in future periods account for the substantial majority of our revenue, under-performance of specific programs or losses of certain customers could decrease our revenue substantially.

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

Index

If we fail to attract, train and manage our service and sales delivery agents in a manner that provides an adequate level of support for our customers, our reputation and financial performance could be harmed.

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

We are increasing the number of work-from-home sales agents we employ.  Failure to attract, train and manage these employees in a cost effective manner or to receive adequate compensation for their services could harm our reputation, result in financial losses under contract, cause us to lose customers and channel partners, and otherwise adversely affect our financial performance.

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

Index

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

Index

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

Index

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

Goodwill and identifiable intangible assets were recorded in part due to our acquisition of substantially all of the assets and liabilities of YourTechOnline.com in May 2008, our acquisition of substantially all of the assets of Xeriton in December 2009, and our acquisition of certain assets and assumed liabilities of SUPERAntiSpyware in June 2011. We also have certain intangible assets with indefinite lives. We assess the impairment of goodwill and indefinite lived intangible assets annually or more often if events or changes in circumstances indicate that the carrying value may not be recoverable. We assess the impairment of acquired product rights and other finite lived intangible assets whenever events or changes in circumstances indicate that its carrying amount may not be recoverable. Our results of operations would be adversely affected if impairment of our goodwill or intangible assets occurred.

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

August 8, 2011	SUPPORT.COM, INC.

	By:	/s/ Shelly Schaffer
Shelly Schaffer
Chief Financial Officer and
Executive Vice President of Finance and
Administration

Index

EXHIBIT INDEX TO SUPPORT.COM, INC.
QUARTERLY REPORT ON FORM 10-Q
FOR THE QUARTER ENDED JUNE 30, 2011

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