Form 10-Q
period 2011-09-30
Support.com, Inc.
filed 2011-11-07
CIK 1104855

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2011
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

On October 31, 2011, 48,525,223 shares of the Registrant’s Common Stock, $0.0001 par value, were outstanding.

SUPPORT.COM, INC.
FORM 10-Q
QUARTERLY PERIOD ENDED SEPTEMBER 30, 2011

Index

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

SUPPORT.COM, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands)

	September 30, 2011	December 31, 2010
	(Unaudited)	(1)
ASSETS
Current assets:
Cash and cash equivalents	$16,535	$18,561
Short-term investments	40,147	53,007
Accounts receivable, net	6,119	5,133
Prepaid expenses and other current assets	1,174	1,617
Total current assets	63,975	78,318
Long-term investments	2,625	2,667
Property and equipment, net	528	623
Goodwill	13,621	10,181
Purchased technology, net	164	226
Intangible assets, net	6,000	1,076
Other assets	723	648

Total assets	$87,636	$93,739

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$609	$536
Accrued compensation	2,352	1,248
Other accrued liabilities	4,495	3,575
Short-term deferred revenue	3,897	1,574
Total current liabilities	11,353	6,933
Long-term deferred revenue	514	—
Other long-term liabilities	1,119	749
Total Liabilities	12,986	7,682

Commitments and contingencies (Note 4)

Stockholders’ equity:
Common stock	5	5
Additional paid-in capital	232,953	229,692
Accumulated other comprehensive loss	(1,708)	(1,331)
Accumulated deficit	(156,600)	(142,309)
Total stockholders’ equity	74,650	86,057

Total liabilities and stockholders’ equity	$87,636	$93,739

(1)	Derived from the December 31, 2010 audited Consolidated Financial Statements included in the Annual Report on Form 10-K, as filed with the Securities and Exchange Commission (“SEC”) on March 11, 2011.

See accompanying notes.

Index

SUPPORT.COM, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share amounts)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010

Revenue:
Services	$8,532	$9,280	$26,124	$22,892
Software and other	3,818	2,898	12,711	9,031
Total revenue	12,350	12,178	38,835	31,923

Cost of revenue:
Cost of services	7,917	6,927	21,334	19,757
Cost of software and other	458	294	1,295	977
Total cost of revenue	8,375	7,221	22,629	20,734

Gross profit	3,975	4,957	16,206	11,189

Operating expenses:
Research and development	1,577	1,274	4,458	3,898
Sales and marketing	5,954	4,889	16,282	13,180
General and administrative	3,074	2,499	9,300	8,338
Amortization of intangible assets	330	93	536	274
Total operating expenses	10,935	8,755	30,576	25,690
Loss from operations	(6,960)	(3,798)	(14,370)	(14,501)
Interest income and other, net	96	101	371	436
Loss from continuing operations, before income taxes	(6,864)	(3,697)	(13,999)	(14,065)
Income tax provision	264	56	295	78
Loss from continuing operations, after income taxes	(7,128)	(3,753)	(14,294)	(14,143)
Income from discontinued operations, after income taxes	18	30	3	27
Net loss	$(7,110)	$(3,723)	$(14,291)	$(14,116)

Earnings (loss) per share:
Basic and diluted earnings per share
Loss from continuing operations	$(0.15)	$(0.08)	$(0.30)	$(0.30)
Income from discontinued operations	0.00	0.00	0.00	0.00
Net loss per share	$(0.15)	$(0.08)	$(0.30)	$(0.30)

Shares used in computing per share amounts:
Basic	48,326	46,721	48,267	46,576
Diluted	48,326	46,721	48,267	46,576

See accompanying notes.

Index

SUPPORT.COM, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(Unaudited)

	Nine Months Ended September 30,
	2011	2010
Operating Activities:
Net loss	$(14,291)	$(14,116)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	324	228
Realized gain on investments	(7)	(10)
Amortization of premiums and discounts on investments	1,212	740
Amortization of purchased technology	62	62
Amortization of intangible assets	536	274
Realized loss on put option re-valuation	—	1,289
Realized gain on auction-rate securities	—	(1,289)
Stock-based compensation	2,811	2,614
Changes in assets and liabilities:
Accounts receivable, net	(981)	(1,246)
Prepaid expenses and other current assets	442	(493)
Other long-term assets	(136)	(214)
Accounts payable	71	(93)
Accrued compensation	1,087	929
Other accrued liabilities	896	1,212
Other long-term liabilities	366	(63)
Deferred revenue	2,346	631
Net cash used in operating activities	(5,262)	(9,545)

Investing Activities:
Acquisition of business, net of cash acquired	(8,419)	—
Purchases of property and equipment	(231)	(273)
Purchases of investments	(42,073)	(44,462)
Sales of investments	14,006	30,598
Maturities of investments	39,665	30,781
Net cash provided by investing activities	2,948	16,644

Financing Activities:
Proceeds from issuances of common stock	450	1,030
Net cash provided by financing activities	450	1,030

Effect of exchange rate changes on cash and cash equivalents	(162)	16

Net increase/(decrease) in cash and cash equivalents	(2,026)	8,145

Cash and cash equivalents at beginning of period	18,561	23,547
Cash and cash equivalents at end of period	$16,535	$31,692

Supplemental schedule of cash flow information:
Income taxes paid	$101	$75

See accompanying notes.

Index

SUPPORT.COM, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 1. Significant Accounting Policies

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements include the accounts of Support.com, Inc. (the “Company” or “Support.com”, “we” or “us”) and its wholly owned subsidiaries. All intercompany balances and transactions have been eliminated. The balance sheet as of September 30, 2011 and the statements of operations for the three and nine months ended September 30, 2011 and 2010 and cash flows for the nine months ended September 30, 2011 and 2010 are unaudited. In the opinion of management, these unaudited interim condensed consolidated financial statements reflect all adjustments (consisting of normal recurring adjustments) that are necessary for a fair presentation of the results for, and as of, the periods shown. The results of operations for such periods are not necessarily indicative of the results expected for the full fiscal year or for any future period. The condensed consolidated balance sheet information as of December 31, 2010 is derived from audited financial statements as of that date. These unaudited interim condensed consolidated financial statements should be read with the consolidated financial statements and related notes included in the Company’s Annual Report on Form 10-K, filed with the Securities and Exchange Commission on March 11, 2011.

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

For certain direct and channel partnerships, we are paid for services that are sold but not yet delivered. We initially record such balances as deferred revenue, and recognize revenue when the service has been provided or, on the non-subscription portion of these balances, when the likelihood of the service being redeemed by the customer is remote (“services breakage”). Based upon our historical redemption patterns for these relationships, we believe that the likelihood of a service being delivered more than 90 days after sale is remote. Beginning in the second quarter of 2010, we therefore recognized non-subscription deferred revenue balances older than 90 days as services revenue. For the three and nine months ended September 30, 2011, services breakage revenue was immaterial, and accounted for approximately one percent of revenue.

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

Software and Other Revenue

Software and other revenue is comprised primarily of fees for software products provided through direct consumer downloads and, to a lesser extent, through the sale of this software via channel partners. Our software is sold to consumers as a perpetual license or as a fixed period subscription. We act as the primary obligor and generally control fulfillment, pricing, product requirements, and collection risk and therefore we recognize revenues using the gross method.

For certain products, we sell perpetual licenses. We provide a limited amount of free technical support assistance to customers and therefore we do not defer the recognition of revenue associated with sales of these products, since the cost of providing this free technical support is insignificant and free product enhancements are minimal and infrequent.

For certain of our products (namely SUPERAntiSpyware (“SAS”) and RapidStart), we sell licenses for a fixed subscription period. We provide regular, significant updates over the subscription period and therefore recognize revenue for these products ratably over the subscription period.

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

Long-term investments consist of auction-rate securities.  Our cash equivalents, short-term and long-term investments are classified as available-for-sale, and are reported at fair value with unrealized gains/losses (when deemed to be temporary) included in accumulated other comprehensive loss within stockholders’ equity in the condensed consolidated balance sheets. We recorded net unrealized losses on our available-for-sale securities of $226,000 and $127,000 at September 30, 2011 and December 31, 2010, respectively.

Index

Prior to June 30, 2010 we held certain ARS with UBS.  On June 30, 2010 we exercised our Rights Agreement (“the “ARS put option”) with UBS and settled the ARS for cash on June 30 and July 1, 2010.  The ARS held with UBS were classified as trading securities and reported at fair value with realized gains/losses included in interest income and other, net in the condensed consolidated statements of operations. Furthermore, we carried the ARS put option at fair value and re-measured the fair value each reporting period with gains/losses included in interest income and other, net.  The impact of the re-measurement of the ARS put option substantially offset changes in the fair value of the ARS held by UBS.  For the three months ended September 30, 2010, we recorded zero realized gains/losses.  For the nine months ended September 30, 2010, we recorded a realized loss of $1.3 million on re-valuation of the ARS put option, offset with a realized gain of $1.3 million on the ARS held by UBS, for a net realized gain (loss) of zero.

We monitor our investments for impairment on a quarterly basis and determine whether a decline in fair value is other-than-temporary by considering factors such as current economic and market conditions, the credit rating of the security’s issuer, the length of time an investment’s fair value has been below our carrying value, our intent to sell the security and our belief that we will not be required to sell the security before the recovery of our amortized cost. If an investment’s decline in fair value is deemed to be other-than-temporary, we reduce its carrying value to its estimated fair value, as determined based on quoted market prices or liquidation values. Declines in value judged to be other-than-temporary, if any, are recorded in operations as incurred. At September 30, 2011, we evaluated our unrealized gains/losses on available-for-sale securities, the majority of which are from the long-term ARS, and determined them to be temporary. The long-term investment has been in continuous unrealized loss position for more than 12 months. We currently do not intend to sell these securities with unrealized losses and we concluded that we will not be required to sell these securities before the recovery of our amortized cost basis.

The following is a summary of cash, cash equivalents and investments at September 30, 2011 and December 31, 2010 (in thousands):

As of September 30, 2011	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Cash	$6,773	$—	$—	$6,773
Money market fund	9,762	—	—	9,762
Commercial paper	7,791	—	(11)	7,780
Corporate bonds	21,290	5	(31)	21,264
Corporate notes	3,617	—	(9)	3,608
Treasuries	7,500	1	(6)	7,495
Auction-rate securities	2,800	—	(175)	2,625
	$59,533	$6	$(232)	$59,307
Classified as:
Cash and cash equivalents	$16,535	$—	$—	$16,535
Short-term investments	40,198	6	(57)	40,147
Long-term investments	2,800	—	(175)	2,625
	$59,533	$6	$(232)	$59,307

Index

As of December 31, 2010	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Cash	$2,340	$—	$—	$2,340
Money market fund	14,221	—	—	14,221
Commercial paper	6,992	—	(2)	6,990
Corporate bonds	22,013	19	(20)	22,012
Corporate notes	20,997	25	(14)	21,008
Treasuries	4,999	—	(2)	4,997
Auction-rate securities	2,800	—	(133)	2,667
	$74,362	$44	$(171)	$74,235
Classified as:
Cash and cash equivalents	$18,561	$—	$—	$18,561
Short-term investments	53,001	44	(38)	53,007
Long-term investments	2,800	—	(133)	2,667
	$74,362	$44	$(171)	$74,235

The following table summarizes the estimated fair value of our available-for-sale securities classified by the stated maturity date of the security (in thousands):

	September 30,	December 31,
	2011	2010
Due within one year	$35,653	$50,350
Due within two years	4,494	4,657
Due after three years	2,625	2,667
	$42,772	$57,674

At September 30, 2011 and December 31, 2010 we had investments in AAA-rated ARS with various state student loan authorities with estimated fair values aggregating $2.6 million and $2.7 million, respectively.  The student loans made by these authorities are substantially guaranteed by the federal government through the Federal Family Education Loan Program (FFELP). ARS are long-term floating rate bonds tied to short-term interest rates. After the initial issuance of the securities, the interest rate on the securities is reset periodically, at intervals established at the time of issuance (e.g., every seven days, twenty-eight days, thirty-five days, or every six months), based on market demand, if the auctions are successful. ARS are bought and sold in the marketplace through a competitive bidding process often referred to as a “Dutch auction.” If there is insufficient interest in the securities at the time of an auction, the auction may not be completed and the ARS then pays a default interest rate. Following such a failed auction, we cannot access our funds that are invested in the corresponding ARS until a future auction of these investments is successful, new buyers express interest in purchasing these securities in between reset dates, issuers establish a different form of financing to replace these securities or final payments become due according to contractual maturities. Commencing in February 2008, conditions in the global credit markets resulted in failed auctions for all of the ARS we held. In the near term, our ability to liquidate our investments in ARS or fully recover the carrying values may be limited or not exist.

Fair value for all ARS, including both the UBS securities classified as trading securities and the other ARS classified as available-for-sale, was based on a discounted cash flow valuation that takes into account a number of factors including the weighted average remaining term (WART) of the underlying securities, the expected return, and the discount rate. The actual WART from servicing reports was used where available. For securities where the actual WART was not available, an estimate based on other securities held was used. The expected return was calculated based on the last twelve months’ average for the 91-day U.S. treasury bill, plus a spread. The discount rate was calculated using the 3-month LIBOR rate plus adjustments for the security type. Changes in any of the above estimates, especially the weighted average remaining term or the discount rate, could result in a material change to the fair value. At September 30, 2011, all ARS were classified as Level 3 assets. Presently we have determined the decline in value for the available-for-sale ARS to be temporary because i) we have no current intent to sell these securities, and we believe that we will not be required to sell these securities before the recovery of its amortized cost due to our current cash, cash equivalents, and other investment balances; ii) through September 30, 2011 all of the securities have maintained AAA credit ratings; and iii) loans made by the issuers are backed by the federal government.

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

Index

Fair Value Measurements

Fair value is defined under ASC 820 , Fair Value Measurements and Disclosures, as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. Valuation techniques used to measure fair value ASC 820 must maximize the use of observable inputs and minimize the use of unobservable inputs. The standard describes a fair value hierarchy based on three levels of inputs, of which the first two are considered observable and the last unobservable, that may be used to measure fair value, which are the following:

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

In accordance with ASC 820, the following table represents our fair value hierarchy for our financial assets (cash equivalents and investments) measured at fair value on a recurring basis as of September 30, 2011 and December 31, 2010 (in thousands):

As of September 30, 2011	Level 1	Level 2	Level 3	Total
Money market funds	$9,762	$—	$—	$9,762
Commercial paper	—	7,780	—	7,780
Corporate bonds	—	21,264	—	21,264
Corporate notes	—	3,608	—	3,608
Treasuries	—	7,495	—	7,495
Auction-rate securities	—	—	2,625	2,625
Total	$9,762	$40,147	$2,625	$52,534

As of December 31, 2010	Level 1	Level 2	Level 3	Total
Money market funds	$14,221	$—	$—	$14,221
Commercial paper	—	6,990	—	6,990
Corporate bonds	—	22,012	—	22,012
Corporate notes	—	21,008	—	21,008
Treasuries	—	4,997	—	4,997
Auction-rate securities	—	—	2,667	2,667
Total	$14,221	$55,007	$2,667	$71,895

Level 2 securities are priced using quoted market prices for similar instruments, nonbinding market prices that are corroborated by observable market data, or discounted cash flow techniques. There have been no transfers between Level 1 and Level 2 measurements during the nine months ended September 30, 2011.

Level 3 assets consist of non-UBS ARS with various state student loan authorities and (for reporting periods prior to September 30, 2010) the ARS put option. Beginning in February 2008, all auctions for the ARS have failed. Based on the continued failure of these auctions and the underlying maturities of the securities, we continue to classify our non-UBS holdings as long-term assets.  The fair value of the auction-rate securities as of September 30, 2011 and December 31, 2010 was estimated by management.

Index

The following tables provide a summary of changes in fair value of our Level 3 financial assets as of September 30, 2011 and 2010 (in thousands):

	Three Months Ended September 30, 2011		Three Months Ended September 30, 2010
	Auction-Rate Securities	Auction-Rate Securities Put Option	Auction-Rate Securities	Auction-Rate Securities Put Option
Beginning balance at June 30	$2,659	$—	$12,054	$1,289
Transfer into Level 3	—	—	—	—
Sales	—	—	(9,100)	—
Total gains/(losses):
Included in interest income and other, net	—	—	1,289	(1,289)
Included in other comprehensive income	(34)	—	16	—

Ending balance at September 30	$2,625	$—	$2,970	$—

	Nine Months Ended September 30, 2011		Nine Months Ended September 30, 2010
	Auction-Rate Securities	Auction-Rate Securities Put Option	Auction-Rate Securities	Auction-Rate Securities Put Option
Beginning balance at December 31	$2,667	$—	$22,655	$1,289
Transfer into Level 3	—	—	—	—
Sales	—	—	(20,900)	—
Total gains/(losses):
Included in interest income and other, net	—	—	1,289	(1,289)
Included in other comprehensive income	(42)	—	(74)	—

Ending balance at September 30	$2,625	$—	$2,970	$—

Concentrations of Credit Risk

Financial instruments that potentially subject us to concentrations of credit risk consist principally of cash equivalents, investments and trade accounts receivable. Our investment portfolio consists of investment grade securities. Except for obligations of the United States government and securities issued by agencies of the United States government, we diversify our investments by limiting our holdings with any individual issuer. We are exposed to credit risks in the event of default by the issuers to the extent of the amount recorded on the balance sheet. At September 30, 2011, we held approximately $2.6 million of AAA-rated student loan auction-rate debt securities.  See the Cash, Cash Equivalents and Investments section of this Note 1 to the condensed consolidated financial statements for more information.

For the three months ended September 30, 2011, Office Depot, Comcast and Staples accounted for 22%, 15% and 14% of our total revenue, respectively.  For the nine months ended September 30, 2011, Office Depot and Staples accounted for 26% and 17% of our total revenue, respectively.  For the three months ended September 30, 2010, Office Depot and Staples accounted for 42% and 22% of our total revenue, respectively.  For the nine months ended September 30, 2010,  Office Depot and Staples accounted for 45% and 13% of our total revenue, respectively.  There were no other customers that accounted for 10% or more of total revenue in any of the periods presented.

The credit risk in our trade accounts receivable is mitigated by our credit evaluation process and reasonably short payment terms.  At September 30, 2011, Office Depot, Staples and Comcast accounted for 20%, 23% and 30% of our total accounts receivable, respectively.  At December 31, 2010, Office Depot, Staples and Office Max accounted for 57%, 21% and 12% of our total accounts receivable, respectively.  No other customers accounted for 10% or more of our total accounts receivable as of September 30, 2011 or December 31, 2010.

Trade Accounts Receivable and Allowance for Doubtful Accounts

Trade accounts receivable are recorded at the invoiced amount. We perform evaluations of our customers’ financial condition and generally do not require collateral. We make judgments as to our ability to collect outstanding receivables and provide allowances for a portion of receivables when collection becomes doubtful.  Reserves are made based upon a specific review of all significant outstanding invoices. For those invoices not specifically provided for, reserves are recorded at differing rates, based upon the age of the receivable. In determining these rates, we analyze our historical collection experience and current payment trends. The determination of past-due accounts is based on contractual terms.  At September 30, 2011 and December 31, 2010, we had an allowance for doubtful accounts of $5,000 and $43,000, respectively.

Index

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

Purchased Technology and Internal Use Software

We capitalize costs related to software that we license and incorporate into our product and service offerings or develop for internal use.  In July 2009, we licensed source code for technology associated with remote computer access in the amount of $350,000.  For the three and nine months ended September 30, 2011 and 2010, we recorded amortization expense related to this technology of $21,000 and $62,000, respectively.  In addition, as of September 30, 2011, we are carrying $70,000 of capitalized costs incurred during the development of software for internal use.  This software is not yet implemented.  We will amortize this cost over the useful life of this software once it is placed into service.

Accounting for Goodwill and Other Intangible Assets

As of September 30, 2011, goodwill increased $3.4 million, as compared with December 31, 2010, to $13.6 million as a result of our acquisition of SUPERAntiSpyware on June 15, 2011.

We assess the impairment of goodwill annually or more often if events or changes in circumstances indicate that the carrying value may not be recoverable. We perform our annual impairment test on September 30 each year. An impairment loss would be recognized if the fair value of the reporting unit is less than the carrying value of the reporting unit’s net assets on the date of the evaluation. We determine the fair value of the reporting unit utilizing an estimate of future cash flows.  The estimate of cash flow is based upon, among other things, certain assumptions about expected future operating performance and an appropriate discount rate determined by our management. Our estimates of discounted cash flows may differ from actual cash flows due to, among other things, economic conditions, changes to the business model or changes in operating performance. If our estimates were to change, our assessment of goodwill impairment could change and could result in write-downs of goodwill, which would be reflected by charges to our operating results for any period presented.  As of September 30, 2011, we concluded there was no impairment of goodwill.

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

Stock-Based Compensation

In the second quarter of 2009, the Company terminated the Support.com Employee Stock Purchase Plan when we sold our enterprise business.  During the second quarter of 2011, to advance the interests of the Company and its stockholders by providing an incentive to attract, retain and reward eligible employees and by motivating such persons to contribute to the growth and profitability of the Company, the Company’s Board of Directors and stockholders approved a new Employee Stock Purchase Plan (the “ESPP”) and reserved 1,000,000 shares of Support.com common stock for issuance under the ESPP, effective as of May 15, 2011.  The ESPP continues in effect for ten (10) years from its effective date unless terminated earlier by the Company. Employees may enroll in the ESPP for six-month offering periods.  The purchase price on each purchase date shall not be less than eighty-five percent (85%) of the lesser of (a) the fair market value of a share of stock on the offering date of the offering period or (b) the fair market value of a share of stock on the purchase date.

Index

We comply with ASC 718, Compensation - Stock Compensation, which requires the measurement and recognition of compensation expense for all stock-based payment awards, including employee stock options and employee stock purchases, made to employees and directors based on estimated fair values.

For the three and nine months ended September 30, 2011, options to acquire 224,000 shares and 1,395,000 shares of our common stock were granted.  For the three and nine months ended September 30, 2010, options to acquire 202,000 shares and 1,281,000 shares of our common stock were granted.  The fair value of our stock options granted to employees and employee stock purchases for the three and nine months ended September 30, 2011 and 2010 was estimated using the following assumptions:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010

Stock Option Plan:
Risk-free interest rate	0.6%	1.0%	1.3%	1.7%
Expected term	3.6 years	3.6 years	3.2 years	3.6 years
Volatility	58.5%	64.2%	54.0%	67.2%
Expected dividend	0%	0%	0%	0%
Weighted average fair value (per share)	$1.65	$2.05	$2.52	$1.61

	Three Months Ended September 30,		Nine Months Ended September30,
	2011	2010	2011	2010

Employee Stock Purchase Plan:
Risk-free interest rate	0.1%	—	0.1%	—
Expected term	0.5 years	—	0.5 years	—
Volatility	45.9%	—	45.9%	—
Expected dividend	0%	—	0%	—
Weighted average fair value (per share)	$1.20	$—	$1.20	$—

We recorded the following stock-based compensation expense for the three and nine months ended September 30, 2011 and 2010 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010

Stock option compensation expense recognized in:
Cost of services	$51	$42	$156	$121
Cost of software and other	7	0	12	1
Research and development	197	150	539	447
Sales and marketing	144	114	445	556
General and administrative	519	421	1,632	1,489
	$918	$727	$2,784	$2,614

ESPP compensation expense recognized in:
Cost of services	$10	$—	$14	$—
Cost of software and other	0	—	0	—
Research and development	5	—	7	—
Sales and marketing	1	—	3	—
General and administrative	3	—	3	—
	$19	$—	$27	$—

Stock-based compensation expense included in total costs and expenses	$937	$727	$2,811	$2,614

Index

The following table represents stock option activity for the nine months ended September 30, 2011:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value (in ‘000’s)

Outstanding options at the beginning of the period	9,586,364	$2.83	4.48	$35,074

Granted	1,394,550	3.86

Exercised	(190,480)	2.34

Forfeited	(709,177)	3.53

Outstanding options at the end of the period	10,081,257	$3.17	3.60	$0

Options vested and expected to vest	10,071,229	$3.17	3.60	$0

Outstanding and exercisable at the end of the period	5,800,577	$3.03	2.95	$0

The aggregate intrinsic value in the table above represents the total pre-tax intrinsic value that would have been received by the option holders had they all exercised their options on September 30, 2011. This amount changes based on the fair market value of our stock. During the three and nine months ended September 30, 2011, the aggregate intrinsic value of options exercised under our stock option plans were $9,000 and $608,000.  During the three and nine months ended September 30, 2010, the aggregate intrinsic value of options exercised under our stock option plans were $565,000 and $836,000. Total fair value of options vested during the three and nine months ended September 30, 2011 was $1.0 million and $2.8 million, respectively.  Total fair value of options vested during the three and nine months ended September 30, 2010 was $0.8 million and $2.6 million, respectively.

At September 30, 2011, there was $6.1 million of unrecognized compensation cost related to existing options outstanding, which is expected to be recognized over a weighted average period of 2.0 years.

Net Loss Per Share

Basic net loss per share is computed using our net loss and the weighted average number of common shares outstanding during the reporting period. Diluted net loss per share is computed using our net loss and the weighted average number of common shares outstanding, including the effect from the potential issuance of common stock such as stock issuable pursuant to the exercise of stock options using the treasury stock method when dilutive.   Pursuant to approval by the Company’s Compensation Committee, the Company issued 1.9 million options on October 5, 2011.  These options were excluded from the computation of the basic and diluted net loss per share for the three and nine months ended September 30, 2011.

For the three months ended September 30, 2011 and 2010, 592,000 and 1.9 million outstanding options were excluded from the computation of diluted net loss per share since their effect would have been anti-dilutive.  For the nine months ended September 30, 2011 and 2010, 2.0 million and 896,000 outstanding options were excluded from the computation of diluted net loss per share since their effect would have been anti-dilutive.

The following table sets forth the computation of basic and diluted net loss per share (in thousands, except per share amounts):

	Three Months		Nine Months
	Ended		Ended
	September 30,		September 30,
	2011	2010	2011	2010

Net Loss	$(7,110)	$(3,723)	$(14,291)	$(14,116)

Shares used in computing basic and diluted net loss per share	48,326	46,721	48,267	46,576

Basic and diluted net loss per share	$(0.15)	$(0.08)	$(0.30)	$(0.30)

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

We generally agree to indemnify our customers against legal claims that our software products infringe certain third-party intellectual property rights.  As of September 30, 2011 and 2010, we have not been required to make any payment resulting from infringement claims asserted against our customers and have not recorded any related reserves.

Recent Accounting Pronouncements

In October 2009 the Financial Accounting Standards Board (the “FASB”) amended the accounting standards applicable to revenue recognition for multiple-deliverable revenue arrangements that are outside the scope of industry-specific software revenue recognition guidance.  This new guidance amends the criteria for allocating consideration in multiple-deliverable revenue arrangements by establishing a selling price hierarchy.  The selling price used for each deliverable will be based on vendor-specific objective evidence (“VSOE”) if available, third-party evidence (“TPE”) if VSOE is not available, or estimated selling price (“ESP”) if neither VSOE nor TPE is available.  The guidance also eliminates the use of the residual method of allocation and requires that arrangement consideration be allocated at the inception of the arrangement to all deliverables using the relative selling price method.  We adopted this guidance on a prospective basis on January 1, 2011, and therefore applied it to relevant revenue arrangements originating or materially modified on or after that date. The adoption of this guidance did not have a material impact on our results of operations or financial position.

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

In June 2011, the FASB issued ASU No. 2011-05, “Comprehensive Income”.  This update is to improve the comparability, consistency and transparency of financial reporting and increases the prominence of items reported in other comprehensive income. Under this amendment, an entity has the option to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements.  On October 21, 2011, the FASB decided that the specific requirement to present items that are reclassified from other comprehensive income to net income alongside their respective components of net income and other comprehensive income will be deferred.  With the exception of the requirements of the update subject to deferral, ASU No. 2011-05 is effective for public entities for fiscal years and interim periods within those years beginning after December 15, 2011.

In September 2011, the FASB issued ASU No. 2011-08, “Intangible – Goodwill and Other”.  This update is to simplify how entities, both public and nonpublic, test goodwill for impairment. The amendments in the update permit an entity to first assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform the two-step goodwill impairment test. ASU 2011-08 will be effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011.  The Company expects to adopt this update for its reporting period ending March 31, 2012.  The Company does not expect that the adoption of this guidance will have a material effect on the Company’s consolidated financial statements.

Index

Note 2. Comprehensive Loss

Comprehensive loss includes the impact of foreign currency translation adjustments and changes in the fair value of available-for-sale securities.  The following are the components of comprehensive loss (in thousands):

	Three Months		Nine Months
	Ended		Ended
	September 30,		September 30,
	2011	2010	2011	2010

Net loss	$(7,110)	$(3,723)	$(14,291)	$(14,116)
Net unrealized gain/(loss) on available-for-sale securities	(93)	89	(99)	(22)
Foreign currency translation loss	(199)	(27)	(278)	(32)
Total comprehensive loss	$(7,402)	$(3,661)	$(14,668)	$(14,170)

The amounts noted in the table above are shown before taking into account the related income tax impact.  The income tax effect allocated to each component of other comprehensive loss for each of the periods presented is not significant.

Note 3.  Income Taxes

We recorded an income tax provision of $264,000 and $295,000 for the three and nine months ended September 30, 2011, respectively.  This provision reflects tax expense associated with state income tax, foreign taxes, and indefinite life deferred taxes.  For the three and nine months ended September 30, 2010, the Company recorded a tax provision of $56,000 and $78,000, respectively.  This provision primarily reflected tax expense associated with state income tax as well as federal tax true-up of tax gain related to the Company’s discontinued operations.

As of September 30, 2011, our deferred tax assets are fully offset by a valuation allowance except in those jurisdictions where it is determined that a valuation allowance is not required. ASC 740, Income Taxes, provides for the recognition of deferred tax assets if realization of such assets is more likely than not. Based upon the weight of available evidence, which includes historical operating performance, reported cumulative net losses since inception and difficulty in accurately forecasting our future results, we provided a full valuation allowance against our net U.S. deferred tax assets. We reassess the need for our valuation allowance on a quarterly basis. If it is later determined that a portion of the valuation allowance should be reversed it generally will be a benefit to the income tax provision.

For the quarter ended September 30, 2011, we released a valuation allowance for our Canadian subsidiary based on our historical and forecasted operating performance.  As such, approximately $95,000 was reversed as a benefit to the income tax provision in the current quarter.

On June 15, 2011, we acquired certain intangible assets of SUPERAntiSpyware.  Goodwill recorded as part of this transaction is deductible for tax purposes and only recorded as a book charge if it is impaired. A deferred tax liability is recorded  as the tax deduction is realized, which will not be reversed unless and until the goodwill is disposed of or impaired. We will continue to record an income tax provision as a discrete item each quarter unless and until such impairment occurs.

Note 4. Commitments and Contingencies

Tax contingencies

We are required to make periodic filings in the jurisdictions where we are deemed to have a presence for tax purposes. We have undergone audits in the past and have paid assessments arising from these audits. Our India entity was issued notices of income tax assessment pertaining to the 2004-2005, 2005-2006, 2006-2007 and 2007-2008 fiscal years.  The notices claimed that the transfer price used in our inter-company agreements with our India entity was too low, and that the price should be increased.  We believe our current transfer pricing position is more likely than not to be sustained.  We believe that this will be resolved through the normal judicial appeal process used in India, and have submitted our case to the court.

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

Index

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

Note 5. Restructuring Obligations and Other Charges

In the first quarter of 2009, we implemented a reduction in our workforce and closed certain facilities worldwide in order to reduce our ongoing cost structure.  As a result, we recorded a restructuring charge of $896,000 in the first quarter of 2009. The restructuring charge was primarily comprised of employee termination costs, professional services costs and facilities impairment costs.  As of June 30, 2011, we paid in full the balance of this restructuring obligation, and incurred $65,000 incremental facilities restoration costs related to the final obligations of our facility in the United Kingdom.  This expense was recorded in general and administrative.  As of September 30, 2011, there was no remaining balance related to this restructuring obligation.

In the third quarter of 2009, we ceased using a portion of our headquarters office in order to align our facilities usage with our current size.  As a result, we impaired approximately 46% of our Redwood City facility.  We recorded a restructuring charge of approximately $1.3 million in general and administrative, which related to the facility impairment.  As of September 30, 2011, the remaining balance on this restructuring obligation was $294,000, which we expect to pay through 2012.

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

Index

In the third quarter of 2011, we undertook a restructuring of our operations in order to reduce our ongoing cost structure.  We reduced our workforce by 8 employees, or less than 1% of our headcount. All of the affected employees were terminated as of September 27, 2011.  As a result, we recorded a restructuring charge of $368,000 in the third quarter of 2011, of which  $55,000 were recorded in cost of services, $310,000 in sales and marketing and $3,000 in general and administrative.  As of September 30, 2011, the remaining balance on this restructuring obligation was $365,000, which we expect to pay during the fourth quarter of 2011.

The following table summarizes activity associated with the restructuring and related expenses incurred as of September 30, 2011 (in thousands):

	Severance(1)	Facilities(2)	Total
Restructuring obligations, December 31, 2010	$—	$661	$661
Restructuring costs incurred in 2011	405	65	470
Cash payments	(40)	(432)	(472)
Restructuring obligations, September 30, 2011	$365	$294	$659

(1)	Severance costs include those expenses related to severance pay and related employee benefit obligations.

(2)
Facilities costs include obligations under non-cancelable leases for facilities that we are no longer occupy, as well as penalties associated with early terminations of leases and disposal of fixed assets. No sublease income has been included because subleasing is not permitted under the terms of our lease.

Note 6. Warrants

On October 25, 2010, Support.com entered into a Support Services Agreement (the “Customer Agreement”) with Comcast under which Support.com will provide technology support services to customers of Comcast in exchange for fees. In connection with the Customer Agreement, Support.com and Comcast entered into a Warrant Agreement, under which Support.com agreed to issue to Comcast warrants to purchase up to 975,000 shares of Support.com common stock in the future in the event that Comcast meets specified sales milestones under the Customer Agreement. Each warrant, if issued, will have an exercise price per share of $4.9498 and a term of three years from issuance.  On September 27, 2011, Support.com and Comcast amended the Warrant Agreement to extend the expiration date for the performance milestones while maintaining the previously agreed revenue thresholds. The warrants will be valued as they are earned, and the resulting value will be recorded as a charge against revenue in the period in which the performance milestone is met and the warrant is earned. As of September 30, 2011, none of the performance milestones have been met, and therefore no warrants have been issued.  Consequently, the Company has not recorded any warrant-related charges against our revenue for the period ended September 30, 2011.

Note 7. Business Combination

On June 15, 2011, we executed an Asset Purchase Agreement (the “Acquisition”) to acquire certain assets and assume certain liabilities of SUPERAntiSpyware, a sole proprietorship located in Eugene, Oregon.  No stock was acquired as part of the transaction.  SAS provides software tools to detect and remove spyware, adware, rootkits, Trojans, worms, parasites, dialers, and other types of malware.   The acquisition increases the number and type of software products we provide to our customers, enables us to grow our direct business by marketing existing services to SAS software customers, and broadens the product suite we can offer to our channel partners.

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

We paid a total of $8.5 million in cash including $1.0 million held in escrow against payment of a milestone-based earn-out.  The earn-out consists of four criteria-based milestones that must be met by specific dates over the next 18 months.  The probability-weighted fair value of the $1.0 million payment is $919,000.  As a result, we recorded the $81,000 difference between $1.0 million escrow cash payment and $919,000 fair value as Other Current Assets on our balance sheet.  The probability of milestone achievement will be re-measured quarterly and any changes in the estimated fair value will be recorded in statement of operations.  As of September 30, 2011, the probability of milestone achievement has remained unchanged, and therefore we recorded no adjustment to the valuation of the earn-out.

Index

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

The operating results of SAS have been included in our accompanying condensed consolidated statements of operations from June 16, 2011, the day following acquisition.  Pro-forma results of operations have not been presented because the acquisition was not material to our results of operations.  In addition to the $8.5 million cash consideration, we incurred acquisition-related expenditures of approximately $363,000 as of September 30, 2011, which were expensed in the period in which they were incurred in accordance with ASC 805, Business Combinations.  These expenses were recorded in general and administrative expense.

Note 8.  Intangible Assets

Amortization expense related to intangible assets for the three months ended September 30, 2011 and 2010 was $330,000 and $93,000, respectively.  Amortization expense related to intangible assets for the nine months ended September 30, 2011 and 2010 was $536,000 and $274,000, respectively.

The following table summarizes the components of intangible assets (in thousands):

	Non-compete	Partner Relationships	Customer Base	Technology Rights	Tradenames	Indefinite Life Intangibles	Total
As of September 30, 2011
Gross carrying value	$524	$145	$180	$5,330	$760	$250	$7,189
Accumulated amortization	(317)	(98)	(98)	(453)	(223)	—	(1,189)
Net carrying value	$207	$47	$82	$4,877	$537	$250	$6,000

As of December 31, 2010
Gross carrying value	$364	$145	$100	$420	$450	$250	$1,729
Accumulated amortization	(274)	(65)	(78)	(114)	(122)	—	(653)
Net carrying value	$90	$80	$22	$306	$328	$250	$1,076

Index

                In December 2006, we acquired the use of a toll-free telephone number for cash consideration of $250,000.  This asset has an indefinite useful life.  The intangible asset is tested for impairment annually or more often if events or changes in circumstances indicate that the carrying value may not be recoverable.

The estimated future amortization expense of intangible assets, with the exception of the indefinite-life intangible assets as of September 30, 2011 is as follows (in thousands):

Fiscal Year	Amount
2011 (Oct-Dec)	$330
2012	1,314
2013	1,205
2014	976
2015	976
2016	937
2017	12
Total	$5,750

Weighted average remaining useful life	4.9 years

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

Our technology services and software products help install, set up, connect, secure, repair and optimize personal computers (PCs), tablets, printers, routers, home gateways, smart phones, gaming devices, digital cameras, music players and other devices that are essential to our customers’ digital lives. We offer one-time and subscription services, and perpetual as well as subscription period licenses of our software products.

Our Personal Technology Experts® deliver our services to customers online and by telephone, leveraging our patented market-leading proprietary technology platform. They generally work from their homes rather than in brick and mortar facilities. Our software products include award-winning PC utility and security products.

We market our services through channel partners and directly to consumers. Our channel partners include leading retailers, broadband service providers, software vendors, and PC/consumer electronics (CE) manufacturers. We market our software products directly and through channel partners using “free trial” versions to encourage customers to experience the products before buying and free versions to encourage customers to upgrade to premium versions for which we charge license fees. Our sales and marketing efforts principally target North American consumers and small businesses.

Our total revenue for the third quarter of 2011 grew 1% year-over-year and decreased 8% from the prior quarter.  Revenue from services declined 8% year-over-year and increased 1% from the prior quarter.  Services revenue declined year-over-year as a result of lower retail sales of our services during the back-to-school period.   Although services revenue did not grow year-over-year, it did increase modestly over the prior quarter, reflecting improved performance in newer programs.  Revenue from software grew 32% year-over-year and decreased 24% from the prior quarter.  The increase in software revenue from the prior year period was driven by the establishment of new channel partnerships, product optimization and the availability of favorably-priced advertising inventory in the second quarter of 2011.   The decline in software revenue from the prior quarter was driven by reduced traffic on the principal sites where we promote our established products which limited the advertising inventory available to promote these products. Revenues from new products, including SUPERAntiSpyware 5.0 and RapidStart increased, but are recognized ratably, limiting their impact on the quarter.

Index

Cost of Services for the third quarter of 2011 grew by 14% year-over-year and 20% from the prior quarter as we added delivery agents to support anticipated revenue growth.  While newer programs grew materially, lower than expected retail sales resulted in excess capacity that reduced services gross margin to 7% for the period.  Cost of Software and Other for the third quarter of 2011 grew by 56% year-over-year and 6% from the prior quarter, driven by higher royalty rate payments to third party developers.  Gross margin for the third quarter of 2011 was 33%, a decline of 16 points from the prior quarter, driven by the excess delivery agent capacity within services and a reduced percentage of software in the revenue mix.

Third quarter operating expenses grew 25% year-over-year, and 4% over the prior quarter’s expenses, driven by the addition of work-from-home sales agents used to support new services programs and, year-over-year, increased advertising spend used to grow software revenues.

In the third quarter, we entered into amendments to our Comcast program agreements.  Among other things, the amendments provide incremental sales commissions for us and extend the dates for Comcast to earn warrants on our common stock while maintaining the revenue milestones established in the original warrant agreements.

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

Critical Accounting Policies and Estimates

In preparing our financial statements, we make estimates, assumptions and judgments that can have a significant impact on our revenue, operating income or loss and net income or loss, as well as on the value of certain assets and liabilities on our consolidated balance sheet. We believe that the estimates, assumptions and judgments involved in the accounting policies described in Management’s Discussion and Analysis of Financial Condition and Results of Operations in Item 7 of our Annual Report on Form 10-K for the fiscal year ended December 31, 2010 have the greatest potential impact on our consolidated financial statements, so we consider them to be our critical accounting policies and estimates.  There have been no significant changes in these critical accounting policies and estimates during the three and nine months ending September 30, 2011.

RESULTS OF OPERATIONS

The following table sets forth the results of operations for the three and nine months ended September 30, 2011 and 2010 expressed as a percentage of total revenue.

	Three Months		Nine Months
	Ended		Ended
	September 30,		September 30,
	2011	2010	2011	2010

Revenue:
Services	69%	76%	67%	72%
Software and other	31	24	33	28
Total revenue	100	100	100	100

Costs of revenue:
Cost of services	64	57	55	62
Cost of software and other	4	2	3	3
Total cost of revenue	68	59	58	65
Gross profit	32	41	42	35
Operating expenses:
Research and development	13	10	11	12
Sales and marketing	48	40	42	41
General and administrative	25	21	24	26
Amortization of intangible assets	3	1	1	1
Total operating expenses	89	72	78	80

Loss from operations	(57)	(31)	(36)	(45)

Interest income and other, net	1	0	1	1

Loss from continuing operations, before income taxes	(56)	(31)	(35)	(44)

Income tax provision	2	0	1	0

Loss from continuing operations, after income taxes	(58)	(31)	(36)	(44)

Income from discontinued operations, after income taxes	0	0	0	0

Net loss	(58)%	(31)%	(36)%	(44)%

Index

REVENUE

	Three Months Ended September 30,					Nine Months Ended September 30,
In thousands, except percentages	2011	2010	$ Change	% Change		2011	2010	$ Change	% Change
Services	$8,532	$9,280	$(748)	(8	) %	$26,124	$22,892	$3,232	14%
Software and other	3,818	2,898	920	32%		12,711	9,031	3,680	41%
Total revenue	$12,350	$12,178	$172	1%		$38,835	$31,923	$6,912	22%

Services revenue consists primarily of fees for technology services, including the set-up, protection, optimization and repair of new and existing computers as well as other technology devices.  We provide these services remotely, generally using work-from-home Personal Technology Experts who utilize our proprietary technology to deliver the services.  Services revenue for the three months ended September 30, 2011 decreased compared to the same period of 2010 as a result of lower retail sales of our services.  The increase in services revenue for the nine months ended September 30, 2011 compared to the same period of 2010 was primarily due to the addition of certain new channel partnerships and an expansion in certain of our established programs.  For the three months ended September 30, 2011 Services revenue generated from our channel partnerships was $7.9 million compared to $8.4 million for the same period of 2010.  For the three months ended September 30, 2011, Services revenue generated from our channel partnerships was $24.0 million compared to $20.1 million for the same period of 2010.

Software and other revenue is comprised primarily of fees for software products provided through direct consumer downloads and, to a lesser extent, through the sale of this software via channel partners. Software and other revenue for the three and nine months ended September 30, 2011 increased compared to the same periods of 2010, primarily as a result of product enhancements and growth in our software distribution channels. Software revenue generated from our direct sales programs for the three months ended September 30, 2011and 2010 was $2.4 million and $2.4 million, respectively.  Software revenue generated from our channel partnerships was $1.4 million for the three months ended September 30, 2011 compared to $450,000 for the same period of 2010.  Software revenue generated from our direct sales programs for the nine months ended September 30, 2011 was $9.0 million compared to $7.6 million for the same period of 2010.  Software revenue generated from our channel partnerships for the nine months ended September 30, 2011 was $3.7 million compared to $1.4 million for the same period of 2010.

Index

COSTS AND EXPENSES

Costs of Revenue

	Three Months Ended September 30,				Nine Months Ended September 30,
In thousands, except percentages	2011	2010	$ Change	% Change	2011	2010	$ Change	% Change

Cost of services	$7,917	$6,927	$990	14%	$21,334	$19,757	$1,577	8%
Cost of software and other	458	294	164	56%	1,295	977	318	33%
Total cost of revenue	$8,375	$7,221	$1,154	16%	$22,629	$20,734	$1,895	9%

Cost of services consists primarily of salary and related expenses for people providing services, technology and telecommunication expenses related to the delivery of services and other personnel-related expenses in service delivery. The increase in cost of services for the three months ended September 30, 2011 compared to the same period in 2010 resulted from higher numbers of service delivery personnel and related expenses, which amounted to approximately $750,000, as well as a $55,000 increase in restructuring expense. The increase in cost of services for the nine months ended September 30, 2011 compared to the same period in 2010 was driven by increased costs associated with higher numbers of service delivery personnel hired to support anticipated program growth, which amounted to approximately $1.2 million, as well as a $93,000 increase in restructuring expense.

Cost of software and other fees consists primarily of third-party royalty fees for our software products.  Certain of these products were developed using third-party research and development resources, and this third party receives royalty payments on sales of products it developed.  The increase in cost of software and other for the three and nine months ended September 30, 2011 compared to the same periods in 2010 was primarily due to higher third-party royalty payments driven by higher volume of software units sold.  Third-party royalty fees were $132,000 higher for the three months ended September 30, 2011 compared to the same period in 2010.  Third-party royalty fees were $163,000 higher for the nine months ended September 30, 2011 compared to the same period in 2010.

Operating Expenses

	Three Months Ended September 30,				Nine Months Ended September 30,
In thousands, except percentages	2011	2010	$ Change	% Change	2011	2010	$ Change	% Change

Research and development	$1,577	$1,274	$303	24%	$4,458	$3,898	$560	14%
Sales and marketing	$5,954	$4,889	$1,065	22%	$16,282	$13,180	$3,102	24%
General and administrative	$3,074	$2,499	$575	23%	$9,300	$8,338	$962	12%

Research and development. Research and development costs are expensed as incurred. Research and development expense consists primarily of compensation costs, third-party consulting expenses and related overhead costs for research and development personnel.  The increase in research and development expense for the three months ended September 30, 2011 compared to the same period in 2010 resulted primarily from a $162,000 increase in salary and related expenses from incremental research and development personnel following the acquisition of SUPERAntiSpyware in June 2011 and a $47,000 increase in stock-based compensation expense.  The increase in research and development expense for the nine months ended September 30, 2011 compared to the same period in 2010 resulted primarily from $450,000 increase in salary and related expenses and $92,000 increase in stock-based compensation expense.

Sales and marketing. Sales and marketing expense consists primarily of compensation costs, including salaries and sales commissions for sales, business development, program management, marketing personnel and expenses for lead generation activities and promotional activities, including public relations, advertising and marketing.  The increase in sales and marketing expense for the three months ended September 30, 2011, compared to the same period in 2010 resulted primarily from $1.4 million of additional salary and related expense for incremental sales agents for new programs and $310,000 increase in restructuring expense. This increase was offset by a decrease in partner marketing fees for our retail channel, driven by a $230,000 non-recurring charge in 2010 and lower marketing development fund expenses of $370,000.  The increase in sales and marketing expense for the nine months ended September 30, 2011, compared to the same period in 2010 resulted primarily from $1.5 million of additional marketing expense associated with higher software sales and $2.3 million of additional personnel in sales and marketing, primarily sales agents for new programs.  This increase was offset by a decrease in partner marketing fees for our retail channel, driven by a $230,000 non-recurring charge in 2010 and lower marketing development fund expenses of $450,000.

Index

General and administrative. General and administrative expense consists primarily of compensation costs and related overhead costs for administrative personnel and professional fees for legal, accounting and other professional services.  The increase in general and administrative expense for the three months ended September 30, 2011 compared to the same period in 2010 resulted primarily from $190,000 of additional acquisition-related costs, $100,000 of additional salary and related expense and $98,000 increase in stock-based compensation.  The increase in general administrative expense for the nine months ended September 30, 2011 compared to the same period in 2010 resulted from $538,000 of additional acquisition-related costs and $223,000 of additional salary and related expenses and a $143,000 increase in stock-based compensation.

Amortization of Intangible Assets

	Three Months Ended September 30,				Nine Months Ended September 30,
In thousands, except percentages	2011	2010	$ Change	% Change	2011	2010	$ Change	% Change

Amortization of intangible assets	$330	$93	$237	255%	$536	$274	$262	96%

The increase in amortization of intangible assets for the three and nine months ended September 30, 2011 compared to the same quarters of 2010 was a result of additional amortization expense related to intangible assets acquired in the purchase of SUPERAntiSpyware in June 2011.

INTEREST INCOME AND OTHER, NET

	Three Months Ended September 30,					Nine Months Ended September 30,
In thousands, except percentages	2011	2010	$ Change	% Change		2011	2010	$ Change	% Change

Interest income and other, net	$96	$101	$(5)	(5	) %	$371	$436	$(65)	(15	) %

The decrease in interest income and other for the three and nine months ended September 30, 2011 was primarily due to lower interest income on our investments as a result of lower yields and lower balances in our portfolio.

INCOME TAX  PROVISION

	Three Months Ended September 30,				Nine Months Ended September 30,
In thousands, except percentages	2011	2010	$ Change	% Change	2011	2010	$ Change	% Change

Income tax provision	$264	$56	$208	371%	$295	$78	$217	278%

The provision for income taxes related to continuing operations is comprised of estimates of current taxes due in domestic and foreign jurisdictions.  In the third quarter of 2011, our income tax provision consisted of state income tax, foreign taxes, and tax expense related to the recording of a deferred tax liability that results from the amortization for income tax purposes of acquisition-related goodwill, offset by a Canadian valuation allowance release.

The increase in the provision for income taxes from 2010 to 2011 was primarily due to tax expense related to acquired goodwill and an increase in state and foreign taxes, partially offset by a tax benefit related to Canadian valuation allowance release.

LIQUIDITY AND CAPITAL RESOURCES

Total cash, cash equivalents and investments at September 30, 2011 was $59.3 million, compared to $74.2 million at December 31, 2010.  The decrease in cash, cash equivalents and investments is partially attributed to $8.9 million of cash used in connection with the acquisition of SUPERAntiSpyware in June 2011.

Operating Activities

Net cash used in operating activities was $5.3 million and $9.5 million for the nine months ended September 30, 2011 and 2010, respectively.  Net cash used in operating activities for the nine months ended September 30, 2011 resulted primarily from a net loss of $14.3 million, offset by an increase of accrued compensation of $1.1 million and other accrued liabilities of $900,000, and non-cash items of $4.9 million, which primarily include depreciation, amortization of premiums and discounts on marketable securities, stock-based compensation expense and amortization of intangible assets.    Net cash used in operating activities for the nine months ended September 30, 2010 resulted primarily from a net loss of $14.1 million, offset by an increase of accrued compensation of $1.0 million and other accrued liabilities of $1.2 million, and non-cash items of $3.9 million, which primarily include depreciation, amortization of premiums and discounts on marketable securities, realized loss on put option re-valuation, realized gain on auction-rate securities, stock-based compensation expense and amortization of intangible assets.

Index

Investing Activities

Net cash provided by investing activities for the nine months ended September 30, 2011 was primarily due to the purchases of $42.1 million in investments offset by sales and maturities of $53.7 million in investments, $8.4 million for acquisition of SUPERAntiSpyware and $231,000 for expenditures of property and equipment.  Net cash provided by investing activities for the nine months ended September 30, 2010 was primarily due to sales and maturities of $61.4 million in investments offset by the purchases of $44.5 million in investments and expenditures of $273,000 for property and equipment.

Financing Activities

Net cash provided by financing activities was $450,000 and $1.0 million for the nine months ended September 30, 2011 and 2010, respectively, and was attributable to the exercise of employee stock options.

Working Capital and Capital Expenditure Requirements

At September 30, 2011, we had stockholders’ equity of $74.6 million and working capital of $52.6 million. Our capital expenditures through the nine months ending September 30, 2011 were $231,000.  We believe that our existing cash balances will be sufficient to meet our working capital requirements for at least the next 12 months.

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

Acquisition

On June 15, 2011, the Company acquired certain assets and assumed certain liabilities from SUPERAntiSpyware (“SAS”), a sole proprietorship located in Eugene, Oregon.  SAS provides software tools to detect and remove spyware, adware, rootkits, Trojans, worms, parasites, dialers, and other types of malware.   The acquisition increases the number and type of software products Support.com offers directly to consumers and small businesses.  The acquisition also enables Support.com to grow its direct business by marketing its existing services offerings to SAS software customers. Finally, the acquisition broadens the product suite Support.com can market through its channel partners. In connection with the acquisition, we paid a total cash-only consideration of $8.5 million for the acquired assets and liabilities, and additional direct transaction costs of approximately $363,000. The results of operations of the acquired business are included in our accompanying Consolidated Statement of Operations from June 16, 2011, the acquisition date.

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

As of September 30, 2011, we held $42.8 million in investments (excluding cash and cash equivalents), which consisted primarily of government debt securities, ARS, corporate notes and bonds, and commercial paper. The weighted average interest rate of our portfolio was approximately 0.62% at September 30, 2011. A decline in interest rates over time would reduce our interest income from our investments. A decrease in interest rates of 100 basis points would cause a corresponding decrease in our annual interest income of approximately $428,000.

At September 30, 2011 and December 31, 2010 we had investments in AAA-rated ARS with various state student loan authorities with estimated fair values of $2.6 million and $2.7 million, respectively. The student loans made by these authorities are substantially guaranteed by the federal government through the Federal Family Education Loan Program (FFELP). ARS are long-term floating rate bonds tied to short-term interest rates. After the initial issuance of the securities, the interest rate on the securities is reset periodically, at intervals established at the time of issuance (e.g., every seven days, twenty-eight days, thirty-five days, or every six months), based on market demand, if the auctions are successful. ARS are bought and sold in the marketplace through a competitive bidding process often referred to as a “Dutch auction.” If there is insufficient interest in the securities at the time of an auction, the auction may not be completed and the ARS then pays a default interest rate. Following such a failed auction, we cannot access our funds that are invested in the corresponding ARS until a future auction of these investments is successful, new buyers express interest in purchasing these securities in between reset dates, issuers establish a different form of financing to replace these securities or final payments become due according to contractual maturities. Commencing in February 2008, conditions in the global credit markets resulted in failed auctions for all of the ARS we held. In the near term, our ability to liquidate our investments in ARS or fully recover the carrying values may be limited or not exist.

The fair value of our remaining $2.6 million of ARS, classified as available-for-sale, was based on a discounted cash flow valuation that takes into account a number of factors including the weighted average remaining term (WART) of the underlying securities, the expected return, and the discount rate. The actual WART from servicing reports was used where available. For securities where the actual WART was not available, an estimate based on other securities held was used. The expected return was calculated based on the last twelve months’ average for the 91-day U.S. treasury bill, plus a spread. This rate is the typical default rate for ARS held by us. The discount rate was calculated using the 3-month LIBOR rate, plus adjustments for the security type. Changes in any of the above estimates, especially the WART or the discount rate, could result in a material change to the fair value. At September 30, 2011, all ARS were classified as Level 3 assets. Presently we have determined the decline in value for the available-for-sale ARS to be temporary because i) we have no current intent to sell the security, and we believe that we will not be required to sell the security before the recovery of its amortized cost due to our large cash reserves; ii) through September 30, 2011 all of the securities have maintained AAA credit ratings; and iii) loans made by the issuers are backed by the federal government. We have also determined that we do not intend to sell an impaired available-for-sale security and will not be required to sell such a security before the recovery of our amortized cost basis due to its large cash reserves.

However, if circumstances change, we may be required to record an other-than-temporary impairment charge on the available-for-sale ARS. We may similarly be required to record other-than-temporary impairment charges if the ratings on any of these securities are reduced or if any of the issuers default on their obligations. In addition to impairment charges, any of these events could cause us to lose part or all of our investment in these securities. As of September 30, 2011, we had investments in ARS with estimated fair values of $2.6 million. Any of these events could materially affect our results of operations and our financial condition. We currently believe these securities are not significantly impaired for the reasons described above; however, it could take until the final maturity of the underlying notes (up to 30 years) to realize our investments’ recorded value.

Index

Impact of Foreign Currency Rate Changes

The functional currencies of our international operating subsidiaries are the local currencies. We translate the assets and liabilities of our foreign subsidiaries at the exchange rates in effect on the balance sheet date. We translate their income and expenses at the average rates of exchange in effect during the period. We include translation gains and losses in the stockholders’ equity section of our balance sheet. We include net gains and losses resulting from foreign exchange transactions in interest income and other in our statements of operations. Since we translate foreign currencies (primarily Canadian dollars, British Pound Sterling, and Indian rupees) into U.S. dollars for a limited number of customers and a small portion of our operations, currency fluctuations may have an immaterial impact on our financial results. We have both revenue and expenses that are denominated in foreign currencies. Foreign currency losses are larger than foreign currency gains. A weaker U.S. dollar environment would have an immaterial negative impact on our statement of operations, while a stronger U.S. dollar environment would have an immaterial positive impact on our statement of operations. The historical impact of currency fluctuations has generally been immaterial.  As of September 30, 2011, we did not engage in foreign currency hedging activities.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended September 30, 2011, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Index

●	Our expectations and beliefs regarding future financial results, conduct and growth of our business;

●	Our expectations regarding channel partners, renewal of contracts with these partners and the anticipated timing and magnitude of revenue from these partners;

●
Our expectations regarding sales of our software products, our ability to source, develop and distribute additional software products and our efforts to market services to buyers of our software products;

●	Our expectations regarding our ability to deliver premium technology services efficiently and through arrangements that are profitable;

●	Our ability to offer subscriptions to our services in a profitable manner;

●	Our ability to hire, train, manage and retain Personal Technology Experts in a home-based model and to expand the breadth and flexibility of our staffing model;

●	Our ability to match staffing levels with service volume in a cost-effective manner;

●	Our ability to manage sales costs in programs where we perform sales in a cost-effective manner;

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

Index

Our business has a limited operating history and is based on a relatively new business model.

Our technology-enabled services business was launched in 2007 to provide services and software that help consumers and small businesses with their technology needs. Prior to 2007, we operated an enterprise software business focused on technical support, which we sold in the second quarter of 2009. We are executing a plan to grow our business by providing premium technology services and software to customers both through channel partners and directly. We may not be able to offer these services and software products successfully. Our Personal Technology Experts and sales agents are generally home-based, which requires a high degree of coordination and quality control of employees working from diverse and remote locations. We are currently experiencing financial losses in our business and we may to continue to use cash and incur costs to support our growth initiatives. Our investments, which typically are made in advance of revenue, may not yield increased revenue to offset these expenses. As a result of these factors, the future revenue and income potential of our business is uncertain. Any evaluation of our business and our prospects must be considered in light of these factors and the risks and uncertainties often encountered by companies in our early stage of development. Some of these risks and uncertainties relate to our ability to do the following:

●	Maintain our current relationships, and develop new relationships, with channel partners on acceptable terms or at all;
●	Reach consumers and small businesses directly in a cost-effective fashion;
●	Hire, train, manage and retain our home-based Personal Technology Experts and sales agents and expand the breadth and flexibility of our staffing model;
●	Meet anticipated growth targets;
●	Match staffing levels with demand for services;
●	Manage our business to provide services and sales on an efficient basis in order to achieve profitability;
●	Offer subscriptions to our services in a profitable manner;
●	Successfully introduce new, and adapt our existing, services and products for consumers and small businesses;
●	Respond to changes in macro-economic conditions as they affect our and our channel partners’ operations
●	Respond effectively to competition;
●	Realize benefits of any acquisitions we make;
●	Adapt to changes in the markets we serve, including the proliferation of tablets and other devices;
●	Adapt to changes in our industry, including consolidation;
●	Respond to government regulations relating to our business;
●	Attract and retain qualified management and employees; and
●	Manage our expanding operations and implement and improve our operational, financial and management controls.

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

Several factors that have contributed or may in the future contribute to fluctuations in our operating results include:

●	Demand for our services and products;
●	The performance of our channel partners;
●	Instability or decline in the global macroeconomic climate and its effect on our and our channel partners’ operations;
●	Our ability to increase the efficiency and capacity of our service delivery and sales organizations;
●
Our ability to effectively match staffing levels with service volumes on a cost-effective basis, particularly with newer partners using models, such as subscriptions, without adequate or comparable historical data for forecasting purposes;

●	Our ability to manage sales costs in programs where we perform sales;
●	Our reliance on a relatively small number of channel partners for a substantial portion of our revenue;
●	Our ability to attract and retain customers and channel partners;
●	Our ability to reach customers directly in a cost effective manner;
●	The availability and cost-effectiveness of advertising placements for our software products;
●	The rate of expansion of our offerings and our investments therein;
●	The price and mix of products and services we or our competitors offer;
●	Usage rates on the subscriptions we offer;
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

Index

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

From time-to-time, we provide guidance related to our future financial performance. In addition, financial analysts may publish their own expectations of our future financial performance. Because our quarterly revenue and our operating results fluctuate and are difficult to predict, future financial performance is difficult to predict. We have in the past, including the third quarter of 2011, failed to meet our guidance for a particular period and/or analyst expectations for our guidance for future periods and our stock price has declined. Generally, the market prices of technology companies have been extremely volatile. Stock prices of many technology companies have often fluctuated in a manner unrelated or disproportionate to the operating performance of such companies. In the past, following periods of market volatility, stockholders have often initiated securities class action litigation relating to the stock trading and price volatility of the technology company in question. Any securities litigation we may become involved in could result in our incurring substantial defense costs and diverting resources and the attention of management from our business.

Because a small number of customers and channel partners have historically accounted for and may in future periods account for the substantial majority of our revenue, under-performance of specific programs or losses of certain customers could decrease our revenue substantially.

In 2009, one customer, Office Depot, accounted for the substantial majority of our total revenue after giving effect to the sale of our Enterprise Business. Over the course of 2009 and 2010, the percentage of revenue attributable to Office Depot has decreased each quarter, and in the third quarter of 2011, Office Depot represented 22% of our revenue. We expect the percent of revenue attributable to Office Depot to decline further in 2011 as we continue to expand our service channel partnerships and grow our software business. Our renewed agreement with Office Depot has resulted in lower wholesale prices. It also has a limited term through March 2012, and provides for a renewal period if agreed to by the parties. This agreement might not be renewed on acceptable terms or at all. Even if the agreement is renewed, however, it does not require Office Depot to conduct any minimum amount of business with us, and therefore Office Depot could decide at any time to reduce or eliminate its use of our services. Our revenue from Office Depot has declined in 2011 as a result of the lower wholesale prices in the renewed agreement and other factors. Our services revenue could decline significantly because of the loss or decline in activity of Office Depot or the delay or loss of a significant program by other channel partners. In the third quarter of 2011, Comcast and Staples represented 15% and 14%, respectively, of our revenues and the loss of these partners, the worsening of the terms of our arrangements with these partners or the failure of these partners to achieve their targets could adversely affect our business.  Additionally, we may not obtain new channel partners or customers. The failure to obtain significant new channel partners or the loss or decline of any significant channel partner would have a material adverse effect on our operating results. Further risks associated with the loss or decline in a significant channel partner are detailed in “Our failure to establish and expand successful partnerships to sell our services and products would harm our operating results” below.

Our failure to establish and expand successful partnerships to sell our services and products would harm our operating results.

Our current business model requires us to establish and maintain relationships with third parties who market and sell our services and products. Failure to establish or maintain third-party relationships in our business, particularly with firms that sell our services and products, could materially and adversely affect the success of our business. We sell to numerous consumers through each of these channel partners, and therefore a delay in the launch or rollout of our services with even one of these channel partners could cause us to miss revenue or other financial targets. The process of establishing a relationship with a channel partner can be complex and time consuming, and we must pass multiple levels of review in order to be selected. If we are unable to establish a sufficient number of new channel partners on a timely basis our sales will suffer. There is also the risk that, once established, our programs with these channel partners may take longer than we expect to produce revenue or may not produce revenue at all, and the revenue produced may not be profitable if the costs of performing under the program are greater than anticipated or the program terminates early before up-front investments can be recouped. One or more of our key channel partners may also choose not to renew their relationship with us, discontinue selling our services, offer them only on a limited basis or devote insufficient time and attention to promoting them to their customers. Some of our partners may prefer not to work with us if we also partner with their competitors. If any of these key channel partners merge with a competitor, all of these risks could be exacerbated. Each of these risks could reduce our sales and significantly harm our operating results.

Index

Our software revenues are dependent on online traffic patterns and the availability and cost of online advertising in certain key placements.

Most of our software revenue stream is highly dependent on obtaining advertising placements in a cost-effective manner in certain key online media placements. Periodically a disruptive trend will impact the online media space, decreasing traffic and/or significantly increasing the cost of online advertising and therefore compromising our ability to purchase a desired volume and placement of advertisements at profitable rates. If such a trend were to occur, which did in the third quarter of 2011, we would be unable to attract desired amounts of traffic, our costs for advertising may increase beyond our forecasts and/or our software revenues would decrease. As a result, our operating results would be negatively impacted.

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

We depend on the continuing operation of our information technology and communication systems and those of our external service providers. Any damage to or failure of those systems could result in interruptions in our service, which could reduce our revenues and damage our reputation. The technology we use to serve customers is hosted at a third-party facility located in the United States, and we use a separate, independent third-party facility in the United States for emergency back-up and failover services in support of the hosted site.  These two facilities are operated by unrelated publicly held companies specializing in operating such facilities, and we do not control the operation of these facilities.  These facilities may experience unplanned outages and other technical difficulties in the future, and are vulnerable to damage or interruption from fires, floods, earthquakes, telecommunications and connectivity failures, power failures, and similar events. These facilities are also subject to risks from vandalism, break-ins, intrusion, and other malicious attacks. Despite substantial precautions taken, such as disaster recovery planning and back-up procedures, a natural disaster, act of terrorism or other unanticipated problem could cause a loss of information and data and lengthy interruptions in the availability of our services and hosted solutions offerings, as our backup systems may not be able to meet our needs for an extended period of time. We rely on hosted systems maintained by third-party providers to deliver technology services to consumers, including taking customer orders, handling telecommunications for customer calls, and tracking sales and service delivery. Any interruption or failure of our internal or external systems could prevent us or our service providers from accepting orders and delivering services, or cause company and consumer data to be unintentionally disclosed. Our continuing efforts to upgrade and enhance the security and reliability of our information technology and communications infrastructure could be very costly, and we may have to expend significant resources to remedy problems such as a security breach or service interruption. Interruptions in our services resulting from labor disputes, telephone or internet failures, power or service outages, natural disasters or other events, or a security breach could reduce our revenue, increase our costs, cause customers and channel partners to fail to renew or to terminate their use of our offerings, and harm our reputation and our ability to attract new customers.  We maintain insurance programs with highly rated carriers using policies that are designed for businesses in the technology sector and that expressly address, among other things, cyber attacks and potential harm resulting from incidents such as data privacy breaches; but depending on the type of damages, the amount, and the cause, all or part of any financial losses experienced may be excluded by the policies resulting in material financial losses for us.

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

The markets for our services and software products are still rapidly evolving, and we may not be able to compete successfully against current and potential competitors. Our ability to expand our business will depend on our ability to maintain our technological advantage, introduce timely enhanced products to meet growing support needs, deliver on-going value to our customers, scale our business and develop complimentary relationships with other companies providing services or products to our partners. Competition in our markets could reduce our market share or require us to reduce the price of products and services, which could harm our business, financial condition and operating results.

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

Index

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

Index

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

Index

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

Index

ITEM 6.	EXHIBITS

Exhibits.

31.1	Chief Executive Officer Section 302 Certification

31.2	Chief Financial Officer Section 302 Certification

32.1	Statement of the Chief Executive Officer under 18 U.S.C. § 1350(1)

32.2	Statement of the Chief Financial Officer under 18 U.S.C. § 1350(1)

101.INS	Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

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

November 7, 2011	SUPPORT.COM, INC.

	By:	/s/ SHELLY SCHAFFER
Shelly Schaffer
Chief Financial Officer and
Executive Vice President of Finance and dministration

Index

EXHIBIT INDEX TO SUPPORT.COM, INC.
QUARTERLY REPORT ON FORM 10-Q
FOR THE QUARTER ENDED SEPTEMBER 30, 2011

31.1	Chief Executive Officer Section 302 Certification

31.2	Chief Financial Officer Section 302 Certification

32.1	Statement of the Chief Executive Officer under 18 U.S.C. § 1350(1)

32.2	Statement of the Chief Financial Officer under 18 U.S.C. § 1350(1)

101.INS	Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

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