Form 10-K
period 2011-12-31
Support.com, Inc.
filed 2012-03-09
CIK 1104855

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K
(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended December 31, 2011
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☒
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes  ☒   No  ☐
The aggregate market value of the registrant’s common stock, $.0001 par value, held by non-affiliates of the registrant was approximately $232,422,557 based on the closing price of $4.80 per share as of June 30, 2011. Shares of common stock held by each executive officer, director, and stockholders known by the registrant to own 10% or more of the outstanding stock based on Schedule 13G filings and other information known to us, have been excluded since such persons may be deemed affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

As of February 29, 2012, there were 48,470,283 shares of the registrant’s common stock outstanding.

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
FOR FISCAL YEAR ENDED DECEMBER 31, 2011

FORWARD LOOKING STATEMENTS AND PRESENTATION OF FINANCIAL AND OTHER INFORMATION

This Annual Report on Form 10-K (the “Form 10-K”) contains forward-looking statements that involve risks and uncertainties. Please see the section entitled “Risk Factors” in Item 1A of this Report for important information to consider when evaluating these statements.

In this Form 10-K, unless the context indicates otherwise, the terms “we,” “us,” “Support.com,” “the Company” and “our” refer to Support.com, Inc., a Delaware corporation, and its subsidiaries. References to “$” are to United States dollars.

We have compiled the market size and growth data in this Form 10-K using statistics and other information obtained from several third-party sources.  Some market data and statistical information are also based on our good faith estimates, which are derived from our review of internal surveys, as well as the third-party sources referred to.  This information may prove to be inaccurate because of the method by which the data is obtained or because this information cannot be verified with complete certainty due to the limits on the availability and reliability of raw data, the voluntary nature of the data gathering process and other limitations and uncertainties.  As a result, although we believe this information is reliable, we have not independently verified the third-party information and cannot guarantee the accuracy and completeness of this information.

Various amounts and percentages used in this Form 10-K have been rounded and, accordingly, they may not total 100%.

We own or otherwise have rights to the trademarks and trade names, including those mentioned in this Form 10-K, used in conjunction with the marketing and sale of our products.

PART I

ITEM 1.	BUSINESS.

Overview

Support.com is a leading provider of online care for the digital home and small business.

Our technology support services and software products help install, set up, connect, secure, repair and optimize personal computers, printers, tablets, smartphones, digital cameras, gaming devices, music players, servers, networks and other technology. We offer one-time and subscription services, and licenses of our software products.

Our Personal Technology Experts® (PTEs) deliver our services to customers online and by telephone, leveraging our proprietary cloud-based technology platform. Most PTEs work from their homes rather than in brick and mortar facilities. Our software products include tools designed to address some of the most common technology issues including computer maintenance, optimization and security.

We market our services through channel partners and directly. Our channel partners include leading retail, Internet service provider, and technology brands. We market our software products directly, principally online, and through channel partners. Our sales and marketing efforts primarily target North American customers.

Support.com was founded in 1997 under the name SupportSoft, Inc. as an enterprise software provider focused on technical support organizations. In 2007 we launched our consumer services business, and in 2008 began reporting two operating segments, Enterprise and Consumer. We used this segment reporting structure for all of our publicly filed financial statements beginning January 1, 2008. In June 2009 we sold our Enterprise business, changed our name to Support.com, Inc. and focused our efforts purely on the consumer and small business market. We added the Sammsoft family of software products to our business in December 2009 through our acquisition of substantially all of the assets of Xeriton Corporation (“Xeriton”), and obtained the anti-malware product SUPERAntiSpyware® through an acquisition of substantially all the assets of SUPERAntiSpyware.com (“SAS”) in June 2011.  In January 2012, we expanded our small business capabilities through the acquisition of RightHand IT Corporation, a managed service provider for small businesses.

As a result of the sale of the Enterprise business in 2009, our audited consolidated financial statements, accompanying notes and other information provided in this Form 10-K reflect the Enterprise business as a discontinued operation for all periods presented. After reclassifying the Enterprise business to discontinued operations, our continuing operations consist solely of our remaining segment, which includes our support services and software products for consumers and small businesses.

Industry Background

Technology has become an essential feature of the modern home and office. Products such as personal computers, printers, tablets, smartphones, digital cameras, gaming devices, music players and servers have become ubiquitous. Each year, these products become more feature-rich, offering many new capabilities. Consumers and small businesses now depend on such technology for “must-have” information, communication and entertainment.

In addition to changes in individual devices, technology has become increasingly connected, with networks becoming commonplace in the home as well as the office, and online social networking platforms such as Facebook and LinkedIn achieving increasing prominence.  At the same time, technology has become increasingly mobile, with anytime, anywhere access to voice, data, video and applications becoming the standard.

While these advances offer many benefits, consumers and small businesses face increasingly complex challenges in managing ever-changing products, networks and applications. Each new wave of functionality can cause new problems, and each use of the Internet can expose consumers to the rapidly growing universe of malware and other security threats.

Many consumers and small businesses lack the technical skill or time to overcome technology challenges. While suppliers may offer support for their products, this support is typically limited to the device in question, and often fails to address connections between devices or malfunctions caused by the user’s environment or usage. As a result, the market for premium technology services (non-warranty services paid for separately from the products themselves) is growing rapidly. Parks Associates, a research firm focused on emerging consumer technology products and services, projects that the market for consumer and small and medium business technical support services will double from $16 billion in 2011 to approximately $32 billion by 2015.

Within the premium technology services market, online (or “remote”) support has become increasingly prevalent. Online support involves a technician using specialized software to take control of a user’s computer over the Internet, avoiding the delay and cost associated with traditional onsite support. Online support has been possible for some time, but the widespread availability of high speed Internet connections and remote control software has caused growth in this segment of the market to accelerate. In addition, demand for cloud services such as online backup and hosted email, where data and computing power are located online rather than on the user’s premises, is growing rapidly.

In addition to technology services, there is an established and growing market for software tools used to manage personal computers and home networks. According to Parks Associates, “roughly one-half of consumers are self-defined ‘do-it-yourselfers’ with technical support, such as preventative maintenance activities and computer troubleshooting.”

Our Growth Strategy

Our objective is to become the leading independent provider of online care for the digital home and small business markets. From a financial perspective, our goals are to continue to grow and diversify revenue, increase gross margin, and achieve profitability. Our strategies for achieving our goals include expanding existing services programs, increasing software revenues, growing our customer base, enhancing service delivery efficiency, optimizing contact center sales operations, and extending our cloud-based technology platform to support each of the foregoing strategies.

●	To expand existing service programs, we expect to introduce new offerings in areas such as small business and mobility while optimizing program operations;

●	To increase software revenues, we plan to implement a series of new initiatives including enhancing key products, broadening third-party distribution and deploying new customer acquisition strategies;

●	To grow our customer base, we intend to pursue small business as well as consumer opportunities and to win new accounts in target markets such as cable and retail and in promising new markets;

●	To increase service delivery efficiency, we expect to enhance our forecasting, capacity planning and utilization of management while continuing to evolve our labor model;

●	To optimize contact center sales operations, we plan to pursue a number of approaches to increasing conversion and reducing cost; and

●	To extend our cloud-based technology platform, we intend to continue our investment in research and development activities in support of the foregoing initiatives.

We intend to execute our growth strategy organically and through acquisitions of complementary businesses where appropriate.

Our Online Care Services

Our Support.com® online care services include one-time services (“incidents”) and subscriptions. These services are available on demand and through the purchase of service cards and gift cards. We offer a money-back guarantee in the event we are unable to resolve the customer’s problem, subject to the terms of our end user agreements.

Our principal online care services include:

Install and Setup.   We offer a variety of installation and setup services. Our New Computer Setup and Configuration services complete the basic setup and configuration steps for new computers in a highly automated fashion. We help consumers create new user accounts, configure automatic system updates and remove unnecessary trial software that clutters many new computers. An advanced version of this service also optimizes operating system and web browser settings. Our Protection and Performance services install, update and configure anti-malware software and operating system settings to enhance digital security. An advanced version of this service also installs and configures parental controls and creates a user profile that restricts Internet and application access, as specified by the consumers. Other installation and setup services help customers install, set up and use certain digital devices connected to their computer. For example, we help customers install their printers, share them across networks and keep them updated with the latest drivers.

Connect and Secure.   Our Connect and Secure services help customers to set up a secure wireless network. In this service, we configure, connect and establish secure connections between the computer, the wireless network and supported devices. In addition, we diagnose and repair problems customers have with existing wireless home networks.

Diagnose and Repair.   Our Diagnose and Repair services assist consumers with a wide range of computer-related problems. We use our proprietary technology and processes and third-party tools to identify, diagnose and repair technical problems, including issues associated with viruses, spyware, and other forms of malware, connectivity issues, and issues with software applications.

Tune-Up.  Our Tune-Up services enhance the performance of computers through optimization of key systems settings for faster startup and shutdown, loading of programs and Internet browsing as well as increased available memory and storage space.

Mobile Device Services. Our Mobile Device services help customers to set up and get the most from their mobile devices, principally smartphones and tablets. We help customers connect devices to the cloud to access the web or their own data, configure email and show them how to find and install applications. Additionally we show customers how to synchronize data between their computers and mobile devices, and train them on the capabilities of their mobile devices.

Online Data Backup with Cloud Data Access. Our Online Data Backup offering provides continuous backup to the cloud for documents, pictures, video and other key personal or business data. Once in the cloud, customers can access that data from any other web-connected computer or from over 800 mobile devices including standard mobile phones, smartphones and tablets. Our offering includes licensed software that provides the ability to share and stream data to social or business networks in real-time from any of these web-connected devices.

Small Business Services. In addition to the remote support services also available for consumers, we also provide server and network monitoring and management, cloud services such as hosted email and virtual desktops, and business-class data backup and disaster recovery. Our acquisition of a managed service provider for small businesses in January 2012 expanded our small business support capabilities.

We deliver our services to customers using our Personal Technology Experts, leveraging our proprietary technology platform. Most PTEs work from their homes rather than in brick and mortar facilities. Employee PTEs are recruited, tested, hired and trained on a virtual basis using proprietary methods and remote technology. We also utilize contract labor in our service operations. We strive to continually enhance service delivery through increased automation and process improvement using Six Sigma methodologies.

Our Software Products

Our end-user software products are designed to maintain, optimize and secure personal computers. Certain software products are licensed on a perpetual basis while others are offered on a subscription basis.

Our principal software products include products designed for:

Registry Cleaning and Repair.    Our Advanced Registry Optimizer® software (“ARO®”) is designed to identify and repair errors in the registry database on personal computers running Microsoft Windows (“PCs”). Repairing these errors can improve performance and stability of a user’s PC.

PC Maintenance and Optimization.  Our Cosmos™ software is designed to maintain and optimize the performance of PCs.  Cosmos includes modules designed for hard drive maintenance, memory optimization, data security, privacy protection, system cleaning, registry repair, file recovery, startup management, and other common maintenance and optimization tasks.

Hard Drive Maintenance.    Our Hard Disk Tune-Up software is a rapid disk maintenance program. It helps improve the performance of a PC by defragmenting programs and data stored on the hard drive, which speeds access to stored information.

Memory Management and Optimization.    Our MemTurbo software can increase available memory and improve PC performance by freeing up unused application memory and managing how applications request and subsequently return memory to the operating system.

PC Startup. Support.com® RapidStart™ software can make PCs start faster by removing or delaying unnecessary or unwanted startup programs, processes, and services. It is designed to incorporate community feedback into its recommendation engine.

Protection Against and Removal of Malware.  Our SUPERAntiSpyware® software includes our advanced anti-malware technology that protects PCs against spyware, adware, Trojans, dialers, worms, keyloggers, hijackers, parasites, rootkits, rogue security products and many other types of threats and malware. It also includes a real-time engine that detects and removes malware present on a PC.  It is designed to work in conjunction with other computer security products such as anti-virus software.

Sales and Marketing

Services.    We sell our services through channel partners and directly to consumers. To date, a substantial majority of our services revenue has come through channel partners. Our channel partners include leading retail, Internet service provider, software and PC/CE brands.

Channel partnerships typically begin with a pilot phase and, if successful, progress to broader roll-outs. Programs for channel partners can take several months to more than a year to progress from a pilot stage to a broader roll-out. The structure of our channel partnerships varies.  In many cases, we wholesale services to our partners on a per incident or subscription period basis and our partners resell the services to consumers and small businesses at prices our partners determine.  In these partnerships, the services are generally sold under the partner’s brand.  In addition to service delivery, in certain cases, we sell the services on our partners’ behalf (and receive commissions for such activity).  During 2011 our investment in sales efforts for partner programs increased to support certain partner programs and we are currently seeking to optimize our performance in this area.

We acquire channel partners through our business development organization, and support channel partners through our program management organization. To a lesser degree, we offer our services directly to consumers and small businesses through our website www.support.com and our toll free number 1-800-PCSUPPORT. We attract these customers through advertising in online and offline media, public relations, affiliate and referral programs, social media, and promotions made in connection with our software product offerings at the time of sale or afterward.

Software.    We sell our software directly to customers and through channel partners. To date, a substantial majority of our software revenue has come through direct sales to customers. Online advertising allows customers to click-through immediately to our software offerings where they can order and download our products on demand. In addition to fully-featured software products available for a license fee, a substantial percentage of our software revenues arise from customers who download free-trial versions of our software or free versions of our software with limited functionality before making a purchase decision. The marketing costs for customer acquisition through free trials can be substantial, and a majority of our direct software license revenue currently is the result of advertising placements.

We also offer our software products to customers through some of our channel partners who rebrand and distribute such products to their customers.

We seek to leverage the synergies between our services offerings and our software products.  In particular, our goal is to increase the breadth of our channel partnerships by introducing software products into services programs and to grow our direct services business by marketing our services to customers who buy software products from us.

Research and Development

Technology is at the core of our business model, and as a result our investment in research and development is substantial. We believe our continuing investment in research and development creates significant competitive advantage in the quality and cost of our service offerings, in our ability to meet the rigorous requirements of channel partners, and in the new software products we introduce. We maintain dedicated research and development teams in Redwood City, California; Bangalore, India; and Eugene, Oregon. Research and development expense was $6.1 million in 2011, $5.2 million in 2010, and $5.8 million in 2009.

We have developed, currently maintain, and continue to improve proprietary, market-leading technologies key to our services business. Our technologies are architected to be cloud-based. We focus our investment in R&D across the following six major areas: demand generation, service delivery efficiency, subscriber care, program workflow, data analytics and end-user software products.

For demand generation, Support.com’s EasySupportTM’s flexible “recommendations map” can be configured to promote partner-specific add-on products or services in a context-sensitive manner, based on specific problems and conditions that EasySupport detects on the customer’s computer during periodic scans.  Separately, we offer a downloadable one-time scanner tool, PC Health Check, which checks performance, security and system characteristics.  Both EasySupport and PC Health Check are designed to make valuable, personalized product and service recommendations that generate additional sales opportunities.

Service delivery efficiency has been a key investment area.  Our Analyst Workspace application integrates customer relationship management (“CRM”), ticketing, ordering, means of payment, remote screen sharing, and telephony into one ergonomic and efficient .NET application for our Personal Technology Experts. This application leverages our patented Nexus® technology to enable many technically challenging and valuable aspects of remote services via the cloud and across firewalls, proxies and other network boundaries.  In addition, we deploy our Solutions Toolkit application on the customer's machine to ensure that our Personal Technology Experts follow a predesigned “best practice” workflow.  The Solutions Toolkit also automates time-consuming steps such as tool downloads, system diagnostics, performance optimizations and software checks.

For subscriber care, our EasySupport desktop agent software resides on the customer's computer and provides one-click access to a service agent, automated computer optimization and subscription management functions. With one click, the subscriber can request live assistance and a Personal Technology Expert is immediately presented with the customer’s account information, subscription entitlements and service history.  EasySupport also scans and optimizes the customer’s computer on a periodic basis, thus adding ongoing value to the subscription that extends beyond live interactions.  In addition, EasySupport provides direct visibility into the subscriber’s account information and notifies them proactively of potential issues such as the upcoming expiration of their credit card or their subscription term.

For partner programs, we leverage our Service Delivery Management System (“SDMS”) to simplify and orchestrate the ordering and workflow of services across multiple parties, ensuring that the right delivery party takes the right next step at the right time.  To accomplish this, the SDMS utilizes a built-in workflow engine and a set of standardized web service integrations to our partners’ billing, point-of-sale, customer care and third-party provider systems.  SDMS also includes an online portal for customers and partners, thus promoting a seamless experience and a high level of visibility throughout the service delivery process.

For data analytics, we build and maintain a data warehouse that securely aggregates and restructures data from all of our applications to create a comprehensive view of the service delivery lifecycle.  This rich data set provides visibility into sales conversion effectiveness, service delivery efficiency, service level performance, subscription utilization, partner program performance and many other aspects of running and optimizing our business.  Our partners also receive reports and analytic information from the warehouse for their programs on a regular basis via secure data feeds.

For end user software products, we build and enhance the ARO, Cosmos, SUPERAntiSpyware, RapidStart, Hard Disk Tune-Up and MemTurbo products described under “Our Software Products” as well as new software products currently under development.

Intellectual Property

We own the registered trademarks SUPPORT.COM and PERSONAL TECHNOLOGY EXPERTS in the United States for specified support services and software, and we have registrations and common law rights for several related trademarks in the U.S. and certain other countries. We own the domain name www.support.com and other domain names, and have rights to the phone number 1-800-PCSUPPORT. We have exclusive rights to our proprietary services technology, and our end user software products. We also have non-exclusive rights to distribute certain other software products.

We own three U.S. patents related to our business and have a number of pending patent applications covering certain advanced technology. Our issued patents include U.S. Patent No. 8,020,190 (“Enhanced Browser Security”), U.S. Patent No. 6,754,707 (“Secure Computer Support System”) and U.S. Patent No. 6,167,358 (“System and Method for Remotely Monitoring a Plurality of Computer-Based Systems”). We do not know if our current patent applications or any future patent application will result in a patent being issued with the scope of the claims we seek, if at all. Also, we do not know whether any patents we have or may receive will be challenged or invalidated. It is difficult to monitor unauthorized use of technology, particularly in foreign countries where the laws may not protect our proprietary rights as fully as they do in the United States, and our competitors may develop technology that competes with ours but nevertheless does not infringe our intellectual property rights.

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

With respect to channel partnerships for our services, our competitors include privately-held companies focused on premium technology services, providers of electronics warranties, call centers focused on technical support and broad-based service providers who offer technical support. With respect to sales of services directly to consumers and small businesses, our competitors include local computer repair shops and service providers, electronics retailers and technology and communications companies offering technical support directly to consumers and small businesses. We believe the principal competitive factors in our services market include: breadth and depth of service offerings; quality of the customer experience; proprietary technology; pricing; brand recognition; scale; and financial resources.

In the market for our software products, we face direct competition from numerous suppliers of software products who perform the same or similar functions as our products. We also face indirect or potential competition from application providers, operating system providers, network equipment manufacturers, and other original equipment manufacturers (“OEMs”) who may provide various solutions and functions in their products, and from individuals and groups who offer “free” and open source utilities online. We believe that the principal competitive factors in the market for our consumer software products include: product features and ease of use; price; convenience of purchase; brand recognition; financial resources; and customer support.

The competitors in our markets for services and software can have some or all of the following competitive advantages: longer operating histories, greater economies of scale, greater financial resources, greater engineering and technical resources, greater sales and marketing resources, stronger strategic alliances and distribution channels, products with different functions and feature sets and greater brand recognition than we have. We expect new competitors to continue to enter our services market, given its relatively early stage, and we expect our markets to remain competitive.

For additional information related to competition, see Item 1A, Risk Factors.

Environmental Regulation

The majority of our employees work from their own homes and use our advanced proprietary technology to deliver services from remote locations. As a result we believe that on a per-employee basis, our operations contribute significantly to efforts to reduce pollutants by eliminating fossil fuel-based commutes for the majority of our workers. In addition, the nature of our remote service delivery also helps many customers avoid on-site services, resulting in additional reduction in pollutants caused by automobile transportation for such services. Finally, our principal delivery method for our software products is by electronic download, which produces no packaging-related waste, and eliminates the need for production of physical media and transportation except for a small percentage of consumers who affirmatively request and pay for delivery of products by CD. We are not aware at this time of any material effects that compliance with Federal, State and local provisions which have been enacted or adopted regulating the discharge of materials into the environment, or otherwise relating to the protection of the environment, may have on our business. Our assessment could change if and when any new regulations of such sort are enacted or adopted.

Employees

As of December 31, 2011, we had 1,137 employees, of whom 984 were work-from-home agents and 153 were corporate employees.    In addition to our work-from-home employees, we also use contract labor. None of our employees are covered by collective bargaining agreements.

SEC Filings and Other Available Information

We were incorporated in Delaware in December, 1997. We file reports with the Securities and Exchange Commission (SEC), including without limitation annual reports on Form 10-K, quarterly reports on Form 10-Q and current reports on Form 8-K filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934 (the “Exchange Act”). The public may read and copy any materials we file with the SEC at the SEC’s Public Reference Room at 100 F Street, N.E., Washington, DC 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at (202) 551-8090. In addition, we are an electronic filer. The SEC maintains an Internet site that contains reports, proxy and information statements, and other information regarding issuers, including us, that file electronically with the SEC at the website address located at www.sec.gov.

Our telephone number is 650-556-9440 and our website address is www.support.com. The information contained on our website does not form any part of this Annual Report on Form 10-K. However, we make available, free of charge through our website, our annual reports on Form 10-K, our quarterly reports on Form 10-Q and our current reports on Form 8-K filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934 as soon as reasonably practicable after we electronically file this material with, or furnish it to, the SEC. In addition, we also make available on http://www.support.com/about/investor-relations/corporategovernance our Code of Ethics and Business Conduct for Employees, Officers and Directors. This Code is also available in print without charge to any person who requests it by writing to:

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

This report contains forward-looking statements regarding our business and expected future performance as well as assumptions underlying or relating to such statements of expectation, all of which are “forward looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. We are subject to many risks and uncertainties that may materially affect our business and future performance and cause those forward-looking statements to be inaccurate. Words such as “expects,” “anticipates,” “intends,” “plans,” “believes,” “forecasts,” “estimates,” “seeks,” “may result in,” “focused on,” “continue to,” and similar expressions often identify forward-looking statements. In this report, forward-looking statements include, without limitation, the following:

●	Our expectations and beliefs regarding future financial results;

●	Our expectations regarding channel partners, renewal of contracts with these partners and the anticipated timing and magnitude of revenue from these partners;

●
Our expectations regarding sales of our software products, our ability to source, develop and distribute additional software products and our efforts to market services to buyers of our software products;

●	Our ability to successfully monetize customers who receive free versions of our software;

●	Our expectations regarding our ability to deliver premium technology services efficiently and through arrangements that are profitable;

●	Our ability to offer subscriptions to our services in a profitable manner;

●	Our ability to hire, train, manage and retain Personal Technology Experts in a home-based model and to expand the flexibility of our staffing model;

●	Our ability to match staffing levels with service volume in a cost-effective manner;

●	Our ability to manage contract labor as a component of our workforce;

●	Our ability to hire, train and manage sales agents and to manage sales costs in programs where we perform sales;

●	Our beliefs and expectations regarding the introduction of new services and products, including additional software products and service offerings for devices beyond the computer;

●	Our ability to successfully offer services to the small business market;

●	Our beliefs and expectations regarding new business opportunities and renewals of existing relationships;

●	Our expectations regarding revenues, cash flows and expenses, including cost of goods sold, sales and marketing, research and development efforts, and administrative expenses;

●	Our assessment of seasonality, mix of revenue, and other trends for our business;

●	Our expectations regarding the costs and other effects of acquisition and disposition transactions;

●	Our expectations regarding unit volumes, pricing and other factors in the market for computers and other devices, and the effects of such factors on our business;

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

Our technology-enabled services business was launched in 2007 to provide services that help consumers and small businesses with their technology needs. Prior to 2007, we operated an enterprise software business focused on technical support, which we sold in the second quarter of 2009. We are executing a plan to grow our business by providing premium technology services and software to customers both through channel partners and directly. We may not be able to offer these services and software products successfully. Our Personal Technology Experts and sales agents are generally home-based, which requires a high degree of coordination and quality control of employees working from diverse and remote locations. We are currently experiencing financial losses in our business and we may to continue to use cash and incur costs to support our growth initiatives. Our investments, which typically are made in advance of revenue, may not yield increased revenue to offset these expenses. As a result of these factors, the future revenue and income potential of our business is uncertain. Any evaluation of our business and our prospects must be considered in light of these factors and the risks and uncertainties often encountered by companies in our early stage of development. Some of these risks and uncertainties relate to our ability to do the following:

●	Maintain our current relationships, and develop new relationships, with channel partners on acceptable terms or at all;
●	Reach consumers and small businesses directly in a cost-effective fashion;
●	Hire, train, manage and retain our home-based Personal Technology Experts and sales agents and expand the flexibility of our staffing model in a cost-effective fashion;
●	Manage contract labor efficiently and effectively;
●	Meet anticipated growth targets;
●	Match staffing levels with demand for services;
●	Manage our business to provide services and sales on an efficient basis in order to achieve profitability;
●	Offer subscriptions to our services in a profitable manner;
●	Successfully introduce new, and adapt our existing, services and products for consumers and small businesses;

●	Grow our software business using existing and new monetization models;
●	Successfully scale revenue in the small business market, directly and through channel partners;
●	Respond to changes in macroeconomic conditions as they affect our and our channel partners’ operations;
●	Respond effectively to competition;
●	Realize benefits of any acquisitions we make;
●	Adapt to changes in the markets we serve, including the proliferation of tablets and other devices;
●	Adapt to changes in our industry, including consolidation;
●	Respond to government regulations relating to our business;
●	Attract and retain qualified management and employees; and
●	Manage our expanding operations and implement and improve our operational, financial and management controls.

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

Several factors that have contributed or may in the future contribute to fluctuations in our operating results include:

●	Demand for our services and products;
●	The performance of our channel partners;
●	Instability or decline in the global macroeconomic climate and its effect on our and our channel partners’ operations;
●	Our ability to increase the efficiency of our Personal Technology Experts and sales agents;
●
Our ability to effectively match staffing levels with service volumes on a cost-effective basis, particularly with newer partners using models, such as subscriptions, without adequate or comparable historical data for forecasting purposes;

●	Our ability to manage contract labor;
●	Our ability to manage sales costs in programs where we perform sales;
●	Our reliance on a relatively small number of channel partners for a substantial portion of our revenue;
●	Our ability to attract and retain customers and channel partners;
●	Our ability to reach customers directly in a cost effective manner;
●	Our ability to serve the small business market;
●	The availability and cost-effectiveness of advertising placements for our software products;
●	The price and mix of products and services we or our competitors offer;
●	The rate of expansion of our offerings and our investments therein;
●	Our ability to successfully monetize customers who receive free versions of our software;
●	Usage rates on the subscriptions we offer;
●
Changes in the PC/CE markets relating to unit volume, pricing and other factors, including changes driven by the growing popularity of tablets and other new devices, and the effects of such changes on our business;

●	Our ability to adapt to our customers’ needs in a market space defined by frequent technological change;
●	Seasonal trends and changes resulting from consumer spending patterns;
●	The amount and timing of operating costs and capital expenditures in our business;
●	Diversion of management’s attention from other business concerns and disruption of our ongoing business activities as a result of acquisitions or divestitures by us;
●	Potential losses on investments, or other losses from financial instruments we may hold that are exposed to market risk; and
●	The exercise of judgment by our management in making accounting decisions in accordance with our accounting policies.

Our inability to meet future financial performance targets that we announce or that are published by research analysts could cause the market price of our common stock to decline.

From time to time, we provide guidance related to our future financial performance. In addition, financial analysts may publish their own expectations of our future financial performance. Because our quarterly revenue and our operating results fluctuate and are difficult to predict, future financial performance is difficult to predict. We have in the past, including the third quarter of 2011, failed to meet our guidance for a particular period or analyst expectations for our guidance for future periods and our stock price has declined. Generally, the market prices of technology companies have been extremely volatile. Stock prices of many technology companies have often fluctuated in a manner unrelated or disproportionate to the operating performance of such companies. In the past, following periods of market volatility, stockholders have often initiated securities class action litigation relating to the stock trading and price volatility of the technology company in question. Any securities litigation we may become involved in could result in our incurring substantial defense costs and diverting resources and the attention of management from our business.

Because a small number of customers and channel partners have historically accounted for, and may in future periods account for, the substantial majority of our revenue, under-performance of specific programs or losses of certain customers could decrease our revenue substantially.

Our agreement with Office Depot, which represented 23% of revenue in 2011 and 16% of revenue in the fourth quarter of that year, has a limited term through March 2012, and provides for a renewal period if agreed to by the parties. This agreement might not be renewed on acceptable terms or at all. Even if the agreement is renewed, however, it does not require Office Depot to conduct any minimum amount of business with us, and therefore Office Depot could decide at any time to reduce or eliminate its use of our services. Our services revenue could decline significantly because of the loss or decline in activity of Office Depot or the delay or loss of a significant program by other channel partners.

In the fourth quarter of 2011, Comcast, OfficeMax and Staples represented 26%, 12% and 11% of our revenues, respectively. The loss of any of these partners, the worsening of the terms of our arrangements with any of these partners or the failure of any of these partners to achieve their targets could adversely affect our business.  Additionally, we may not obtain new channel partners or customers. The failure to obtain significant new channel partners or the loss or decline of any significant channel partner would have a material adverse effect on our operating results. Further risks associated with the loss or decline in a significant channel partner are detailed in “Our failure to establish and expand successful partnerships to sell our services and products would harm our operating results” below.

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

Most of our software revenue stream is highly dependent on obtaining advertising placements in a cost-effective manner in certain key online media placements. From time to time a disruptive trend will impact the online media space, decreasing traffic or significantly increasing the cost of online advertising and therefore compromising our ability to purchase a desired volume and placement of advertisements at profitable rates. If such a trend were to occur, as it did in the third quarter of 2011, we may be unable to attract desired amounts of traffic, our costs for advertising may increase beyond our forecasts and our software revenues may decrease. As a result, our operating results would be negatively impacted.

If we fail to attract, train and manage our Personal Technology Experts and sales delivery agents in a manner that provides an adequate level of support for our customers, our reputation and financial performance could be harmed.

Our business depends in part on our ability to attract, manage and retain our Personal Technology Experts and other support personnel. If we are unable to attract, train and manage in a cost-effective manner adequate numbers of competent Personal Technology Experts and other support personnel to be available as service volumes vary, particularly as we seek to expand the breadth and flexibility of our staffing model, our service levels could decline, which could harm our reputation, result in financial losses under contract terms, cause us to lose customers and channel partners, and otherwise adversely affect our financial performance. Although our service delivery and communications infrastructure enables us to monitor and manage Personal Technology Experts remotely, because they are typically home-based and geographically dispersed we could experience difficulties meeting services levels and effectively managing the costs, performance and compliance of these Personal Technology Experts and other support personnel. Any problems we encounter in effectively attracting, managing and retaining our Personal Technology Experts and other support personnel could seriously jeopardize our service delivery operations and our financial results.

We have increased the number of work-from-home sales agents supporting our programs.  Failure to attract, train and manage these employees in a cost effective manner or to receive adequate compensation for their services could harm our reputation, result in financial losses under contract terms, cause us to lose customers and channel partners, and otherwise adversely affect our financial performance.

We enter into relationships with third parties to provide certain elements of our service offerings. We may be less able to manage the quality of services provided by third-party service providers as directly as we would our own employees. In addition, providing these services may be more costly. We also face the risk that disruptions or delays in the communications and information technology infrastructure of these third parties could cause lengthy interruptions in the availability of our services. Any of these risks could harm our operating results.

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

The markets for our services and software products are still rapidly evolving, and we may not be able to compete successfully against current and potential competitors. Our ability to expand our business will depend on our ability to maintain our technological advantage, introduce timely enhanced products to meet growing support needs, deliver on-going value to our customers, scale our business cost-effectively, and develop complimentary relationships with other companies providing services or products to our partners. Competition in our markets could reduce our market share or require us to reduce the price of products and services, which could harm our business, financial condition and operating results.

The competitors in our markets for services and software can have some or all of the following comparative advantages: longer operating histories, greater economies of scale, greater financial resources, greater engineering and technical resources, greater sales and marketing resources, stronger strategic alliances and distribution channels, lower labor costs, products with different functions and feature sets and greater brand recognition than we have. We expect new competitors to continue to enter our services market given its relatively early stage, and we expect our software market to remain competitive.

Our future service and product offerings may not achieve market acceptance.

If we fail to develop new and enhanced versions of our services and products in a timely manner or to provide services and products that achieve rapid and broad market acceptance, we may not maintain or expand our market share. We may fail to identify new service and product opportunities for our current market or new markets that we enter in the future. In addition, our existing services and products may become obsolete if we fail to introduce new services and products that meet new customer demands or support new standards. While we are developing new services and products, there can be no assurance that they will be timely released or ever be completed, and if they are, that they will gain market acceptance or generate material revenue for us. We have limited control over factors that affect market acceptance of our services and products, including the willingness of channel partners to offer our services and products and customer preferences for competitor services, products and delivery models.

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

A fundamental requirement for online communications, transactions and support is the secure collection, storage and transmission of confidential information. Our systems collect and store confidential and personal information of our individual customers as well as our channel partners and their customers’ users, including credit card information, and our employees and contractors may access and use that information in the course of providing services. In addition, we collect and retain personal information of our employees in the ordinary course of our business. We and our third-party contractors use commercially available technologies to secure this information. Despite these measures, third parties may attempt to breach the security of our data or that of our customers. In addition, errors in the storage or transmission of data could breach the security of that information. We may be liable to our customers for any breach in security and any breach could subject us to governmental or administrative proceedings or monetary penalties, damage our relationships with channel partners and harm our business and reputation. Also, computers are vulnerable to computer viruses, physical or electronic break-ins and similar disruptions, which could lead to interruptions, delays or loss of data. We may be required to expend significant capital and other resources to comply with mandatory privacy and security standards required by law, industry standard, or contract, and to further protect against security breaches or to correct problems caused by any security breach.

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

Reductions in unit volumes of sales for computers and other devices we support, or in the prices of such equipment, could adversely affect our business. We offer both services that are attached to the sales of new computers and other devices, and services designed to fix existing computers and other devices. Declines in the unit volumes sold of these devices or declines in the pricing of such devices could adversely affect demand for our services or our revenue mix, either of which would harm our operating results. Further, we do not support all types of computers and devices, meaning that we must select and focus on certain operating systems and technology standards for computers, smart phones, and other devices.  We may not be successful in supporting popular equipment and platforms, consumers and small businesses may trend toward use of equipment we do not support, and the process of migration away from platforms we support may decrease the market for our services and products.  Any of these risks could harm our operating results.

Privacy concerns and laws or other domestic or foreign regulations may require us to incur significant costs and may reduce the effectiveness of our solutions, and our failure to comply with those laws or regulations may harm our business and cause us to lose customers.

Our software contains features that allow our Personal Technology Experts and other personnel to access, control, monitor and collect information from computers running our software. Federal, state and foreign government bodies and agencies, however, have adopted or are considering adopting laws and regulations restricting or otherwise regulating the collection, use and disclosure of personal information obtained from consumers and individuals. Those regulations could require costly compliance measures, could reduce the efficiency of our operations, or could require us to modify or cease to provide our systems or services. Liability for violation of, costs of compliance with, and other burdens imposed by such laws and regulations may limit the use and adoption of our services and reduce overall demand for them. Even the perception of privacy concerns, whether or not valid, may harm our reputation and inhibit adoption of our solutions by current and future customers. In addition, we may face claims about invasion of privacy or inappropriate disclosure, use, storage, or loss of information obtained from our customers. Any imposition of liability could harm our reputation, cause us to lose customers and cause our operating results to suffer.

 We rely on third-party technologies in providing certain of our services and software. Our inability to use, retain or integrate third-party technologies and relationships could delay service or software development and could harm our business.

We license technologies from third parties, which are integrated into our services and software. Our use of commercial technologies licensed on a non-exclusive basis from third parties poses certain risks. Some of the third-party technologies we license may be provided under “open source” licenses, which may have terms that require us to make generally available our modifications or derivative works based on such open source code. Our inability to obtain or integrate third-party technologies with our own technology could delay service development until equivalent compatible technology can be identified, licensed and integrated. These third-party technologies may not continue to be available to us on commercially reasonable terms or at all. If our relationship with third parties were to deteriorate, or if such third parties were unable to develop innovative and saleable products, we could be forced to identify a new developer and our future revenue could suffer. We may fail to successfully integrate any licensed technology into our services or software, or maintain it through our own development work, which would harm our business and operating results. Third-party licenses also expose us to increased risks that include:

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

We rely on intellectual property laws to protect our proprietary rights, and if these rights are not sufficiently protected or we are not able to obtain sufficient protection for our technology, it could harm our ability to compete and to generate revenue.

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

Our success and ability to compete depend to a significant degree on the protection of our solutions and other proprietary technology. It is possible that:

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

Our business relies on the use and licensing of technology. Other parties may assert intellectual property infringement claims against us or our customers, and our products may infringe the intellectual property rights of third parties. For example, our products may infringe patents issued to third parties. In addition, as is increasingly common in the technology sector, we may be confronted with the aggressive enforcement of patents by companies whose primary business activity is to acquire patents for the purpose of offensively asserting them against other companies. From time to time, we have received allegations of intellectual property infringement, and we may receive more claims in the future. We may also be required to pursue litigation to protect our intellectual property rights or defend against allegations of infringement. Intellectual property litigation is expensive and time-consuming and could divert management’s attention from our business. The outcome of any litigation is uncertain and could significantly impact our financial results. If there is a successful claim of infringement, we may be required to develop non-infringing technology or enter into royalty or license agreements, which may not be available on acceptable terms, if at all. Our failure to develop non-infringing technologies or license proprietary rights on a timely basis would harm our business.

We have recorded long-lived assets, and our results of operations would be adversely affected if their value becomes impaired.

Goodwill and identifiable intangible assets were recorded in part due to our acquisition of substantially all of the assets and liabilities of YourTechOnline.com (“YTO”) in May 2008, our acquisition of substantially all of the assets of Xeriton Corporation in December 2009, and our acquisition of certain assets and assumed liabilities of SUPERAntiSpyware (“SAS”) in June 2011. We also have certain intangible assets with indefinite lives. We assess the impairment of goodwill and indefinite lived intangible assets annually or more often if events or changes in circumstances indicate that the carrying value may not be recoverable. We assess the impairment of acquired product rights and other finite lived intangible assets whenever events or changes in circumstances indicate that its carrying amount may not be recoverable. Our results of operations would be adversely affected if impairment of our goodwill or intangible assets occurred.

ITEM 1B.	UNRESOLVED STAFF COMMENTS.

Not applicable.

ITEM 2.	PROPERTIES.

Our corporate headquarters lease covers approximately 37,449 square feet at Redwood City, California.  During the third quarter of 2009, we ceased using approximately 17,048 square feet in order to align our facilities usage with our current size. This lease expires on July 31, 2012. The Company is in the process of locating a new headquarters facility. We lease an office of approximately 2,117 square feet at Sammamish, Washington for our software operations.  This lease expires on June 30, 2013.  We also lease an office of approximately 2,113 square feet at Eugene, Oregon for our software operations.  This lease expires on December 31, 2014.  In addition, we have an office in India with 6,838 square feet.  This lease expires on August 31, 2012.  We believe our facilities are adequate to meet our current business requirements.

ITEM 3.	LEGAL PROCEEDINGS.

 Legal Contingencies

In November 2001, a class action lawsuit was filed against us, two of our former officers and certain underwriters in the United States District Court for the Southern District of New York. Similar complaints were filed against 55 underwriters and more than 300 other companies and other individual officers and directors of those companies; the consolidated case is In re Initial Public Offering Securities Litigation, No. 21 MC 92 (SAS) (S.D.N.Y.). The lawsuit, which sought unspecified damages, fees and costs, alleged that our registration statement and prospectus dated July 18, 2000 for the issuance and initial public offering of 4,250,000 shares of our common stock contained material misrepresentations and/or omissions related to alleged inflated commissions received by the underwriters of the offering. On April 1, 2009, all parties entered into a Stipulation and Agreement of Settlement that would resolve all claims and dismiss the case against us and our former officers, without any payment by us or our former officers. On October 5, 2009, the court issued an order approving the settlement. Certain other parties appealed the settlement, and the appeal was subsequently dismissed by stipulation of the other parties on January 9, 2012.  This concludes the litigation.

On February 7, 2012, a lawsuit seeking class-action certification was filed against the Company in the United States District Court for the Northern District of California, No. 12-CV-00609, alleging that the design of one the Company’s software products and the method of promotion to consumers constitute fraudulent inducement, breach of contract, breach of express and implied warranties, and unjust enrichment. On the same day the same plaintiffs’ law firm filed another action in the United States District Court for the Southern District of New York, No. 12-CV-0963, involving similar allegations against a subsidiary of the Company and one of the Company’s channel partners who distributes our software products, and that channel partner has requested indemnification under contract terms with the Company. The law firm representing the plaintiffs in both cases has filed unrelated class actions in the past year against a number of major software providers with similar allegations about those providers’ products.  At this time, the Company believes a loss is neither probable nor estimable and based on available information regarding this litigation, the Company is unable to determine an estimate, or a range of estimates, of potential losses.

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

Tax Contingencies

We are required to make periodic filings in the jurisdictions where we are deemed to have a presence for tax purposes. We have undergone audits in the past and have paid assessments arising from these audits. Our India entity was issued notices of income tax assessment pertaining to the 2004-2005, 2005-2006, 2006-2007 and 2007-2008 fiscal years.  The notices claimed that the transfer price used in our inter-company agreements with our India entity was too low, and that the price should be increased.  We believe our current transfer pricing position is more likely than not to be sustained.  We believe that this will be resolved through the normal judicial appeal process used in India, and have submitted our case to the court. If we do not win our case we may incur additional payments, potentially up to $327,000.

We may be subject to other income tax assessments in the future.  We evaluate estimated expenses that could arise from those assessments in accordance with ASC 740, Income Taxes.  We consider such factors as the degree of probability of an unfavorable outcome and the ability to make a reasonable estimate on the amount of expenses.  We record the estimated liability amount of those assessments that meet the definition of an uncertain tax position under ASC 740.

Guarantees

We have identified guarantees in accordance with ASC 450, Contingencies. The guidance stipulates that an entity must recognize an initial liability for the fair value, or market value, of the obligation it assumes under the guarantee at the time it issues such a guarantee, and must disclose that information in its interim and annual financial statements. We have entered into various service level agreements with our channel partners, in which we may guarantee the maintenance of certain service level thresholds. Under some circumstances, if we do not meet these thresholds, we may be liable for certain financial costs. We evaluate costs for such guarantees under the statement for accounting for contingencies, as interpreted by the guidance for guarantor’s accounting and disclosure requirements for guarantees. We consider such factors as the degree of probability that we would be required to satisfy the liability associated with the guarantee and the ability to make a reasonable estimate of the resulting cost. To date, we incurred immaterial costs of less than 1% of revenue as a result of any such obligations and have not accrued any liabilities related to such obligations in the consolidated financial statements as of December 31, 2011 and 2010.

ITEM 4.	MINE SAFETY DISCLOSURES.

Not applicable.

PART II

ITEM 5.     MARKET FOR THE REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Market of Common Stock

Our common stock has been traded publicly on the Nasdaq Global Select Market under the symbol “SPRT” since July 19, 2000. Before July 19, 2000, there was no public market for our common stock. The following table sets forth the highest and lowest sale price of our common stock for the quarters indicated:

	Low	High
Fiscal Year 2010:
First Quarter	$2.43	$3.43
Second Quarter	$3.26	$4.66
Third Quarter	$3.54	$5.08
Fourth Quarter	$4.40	$7.15
Fiscal Year 2011:
First Quarter	$5.14	$6.95
Second Quarter	$3.97	$6.08
Third Quarter	$1.80	$4.80
Fourth Quarter	$1.63	$2.59

Holders of Record

As of February 29, 2012, there were approximately 135 holders of record of our common stock (not including beneficial holders of stock held in street name).

Dividend Policy

We have not declared or paid any cash dividends on our capital stock since our inception and do not expect to do so in the foreseeable future. We currently anticipate that all future earnings, if any, generated from operations will be retained by us to develop and expand our business. Any future determination with respect to the payment of dividends will be at the discretion of the Board of Directors and will depend on, among other things, our operating results, financial condition and capital requirements, the terms of then-existing indebtedness, general business conditions and such other factors as the Board of Directors deems relevant.

Securities Authorized for Issuance Under Equity Compensation Plans

Information regarding the securities authorized for issuance under our equity compensation plans can be found under Item 12 of Part III of this Report.

Stock Price Performance Graph

The following graph illustrates a comparison of the cumulative total stockholder return (change in stock price plus reinvested dividends) of the Company’s Common Stock and the CRSP Total Return Index for the Nasdaq U.S. Stocks (the “Nasdaq Composite Index”) and Nasdaq Computer and Data Processing Services Index from December 31, 2006 through December 31, 2011. The graph assumes that $100 was invested on December 31, 2006 in us, the Nasdaq Composite Index and the Nasdaq Computer and Data Processing Services Index and that all dividends were reinvested. No cash dividends have been declared or paid on our common stock. Our common stock has been traded on the Nasdaq Global Select Market since July 19, 2000. The comparisons in the table are required by the Securities and Exchange Commission and are not intended to forecast or be indicative of possible future performance of our common stock.

COMPARISON OF CUMULATIVE TOTAL RETURN AMONG
SUPPORT.COM, INC.,
THE NASDAQ COMPOSITE INDEX, AND
THE NASDAQ COMPUTER INDEX

CUMULATIVE TOTAL RETURN AT PERIOD END

	12/31/06	12/31/07	12/31/08	12/31/09	12/30/10	12/31/11
Support.com, Inc.	$100.00	$81.20	$40.69	$48.18	$118.25	$41.06
Nasdaq Composite Index	$100.00	$109.81	$65.29	$93.95	$109.84	$107.86
Nasdaq Computer Index	$100.00	$121.86	$64.96	$110.97	$130.32	$130.96

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

	Years Ended December 31,
	2011	2010	2009	2008	2007
	(in thousands, except per share data)
Consolidated Statements of Operations Data:
Revenue:
Services	$37,248	$32,276	$16,770	$6,468	$994
Software and other	16,591	11,901	725	343	56
Total revenue	53,839	44,177	17,495	6,811	1,050
Cost of revenue:
Cost of services	29,919	26,737	16,620	10,037	4,415
Cost of software and other	1,744	1,358	59	—	—
Total cost of revenue	31,663	28,095	16,679	10,307	4,415
Gross profit (loss)	22,176	16,082	816	(3,496)	(3,365)
Operating expenses:
Research and development	6,057	5,214	5,795	6,694	5,070
Sales and marketing	21,791	18,091	7,675	9,073	5,087
General and administrative	12,005	10,963	14,119	14,559	13,891
Amortization of intangible assets	866	364	177	112	—
Total operating expenses	40,719	34,632	27,766	30,738	24,048
Loss from operations	(18,543)	(18,550)	(26,950)	(34,234)	(27,413)
Interest income and other, net	455	540	428	2,506	6,527
Loss from continuing operations, before income taxes	(18,088)	(18,010)	(26,522)	(31,728)	(20,886)
Income tax provision (benefit)	401	88	(4,941)	(18)	—
Loss from continuing operations, after income taxes	(18,489)	(18,098)	(21,581)	(31,710)	(20,886)

Income (loss) from discontinued operations, after income taxes	(151)	31	7,004	12,604	(483)
Net loss	$(18,640)	$(18,067)	$(14,577)	$(19,106)	$(21,369)
Basic earnings per share:
Loss from continuing operations	$(0.39)	$(0.39)	$(0.47)	$(0.69)	$(0.46)
Income (loss) from discontinued operations	(0.00)	0.00	0.16	0.28	(0.01)
Basic net loss per share	$(0.39)	$(0.39)	$(0.31)	$(0.41)	$(0.47)
Diluted earnings per share:
Loss from continuing operations	$(0.39)	$(0.39)	$(0.47)	$(0.69)	$(0.46)
Income (loss) from discontinued operations	(0.00)	0.00	0.16	0.28	(0.01)
Diluted net loss per share	$(0.39)	$(0.39)	$(0.31)	$(0.41)	$(0.47)
Shares used in computing basic net loss per share	48,288	46,818	46,378	46,098	45,610
Shares used in computing diluted net loss per share	48,288	46,818	46,378	46,098	45,610

	December 31,
	2011	2010	2009	2008	2007
	(in thousands)
Consolidated Balance Sheet Data:
Cash, cash equivalents and investments	$53,013	$74,235	$83,479	$87,856	$112,940
Auction-rate security put option	$—	$—	$1,289	$7,148	$—
Working capital	$51,168	$71,385	$81,151	$68,429	$109,280
Total assets	$84,996	$93,739	$101,959	$123,586	$138,458
Long-term obligations	$1,575	$749	$992	$2,453	$1,318
Accumulated deficit	$(160,949)	$(142,309)	$(124,242)	$(109,665)	$(90,559)
Total stockholders’ equity	$71,335	$86,057	$96,352	$105,446	$120,862

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

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

Overview

Support.com is a provider of cloud-based technology services and software for consumers and small business.

Our technology services and software products help install, set up, connect, secure, repair and optimize personal computers, printers, tablets, smartphones, digital cameras, gaming devices, music players, servers, networks, and other technology. We offer one-time and subscription services, and perpetual as well as subscription period licenses of our software products.

Our Personal Technology Experts (“PTEs”) deliver our services to customers online and by telephone, leveraging our proprietary cloud-based technology platform. They generally work from their homes rather than in brick and mortar facilities. Our software products include tools designed to address some of the most common technology issues including computer maintenance, optimization and security.

We market our services through channel partners and directly. Our channel partners include leading retail, Internet service provider, and technology brands. We market our software products directly, principally online,  and through channel partners.  We offer free trial versions to encourage customers to experience the products before buying and free versions to encourage customers to upgrade to premium versions for which we charge license fees. Our sales and marketing efforts principally target North American customers.

Total revenue for the year ended December 31, 2011 increased by $9.6 million, or 22%, from 2010. Services revenue for the year ended December 31, 2011 increased by $4.9 million, or 15%, from 2010. The increase in services revenue was primarily driven by expansion of the Comcast program. Software revenue for the year ended December 31, 2011 increased by $4.7 million, or 39%, from 2010. The increase in software revenue was driven by growth in an existing channel partnership, optimization of the monetization of our ARO product, and the availability of favorably-priced advertising inventory during the first half of 2011. The introduction of new software products such as SUPERAntiSpyware also contributed to the year-over-year increase in software revenue.

Cost of Services for the year ended December 31, 2011 grew by 12% from 2010 as we added delivery agents to support revenue growth. Cost of Software and Other for year ended December 31, 2011 grew by 28% from 2010, driven by higher royalty rate payments to third-party developers.  Gross margin for the year ended December 31, 2011 was 41%, an increase of 5 points from 2010, driven mainly by an increased percentage of software in the revenue mix.

Operating expenses for the year ended December 31, 2011 grew 18% from 2010, driven primarily by the addition of sales agents to support new services programs and increased advertising spend to grow software revenues.

Our key financial goals for 2012 are to continue to grow and diversify revenue, increase gross margin, and achieve profitability. Our strategies for achieving our goals include expanding existing services programs, increasing software revenues, growing our customer base, enhancing service delivery efficiency, optimizing contact center sales operations, and extending our cloud-based technology platform to support each of the foregoing strategies.

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

Critical Accounting Policies and Estimates

In preparing our consolidated financial statements in conformity with accounting principles generally accepted in the United States, we make assumptions, judgments and estimates that can have a significant impact on our revenue and operating results, as well as on the value of certain assets and liabilities on our consolidated balance sheet. We base our assumptions, judgments and estimates on historical experience and various other factors that we believe to be reasonable under the circumstances. Actual results could differ materially from these estimates under different assumptions or conditions. On a regular basis we evaluate our assumptions, judgments and estimates and make changes accordingly. We believe that the assumptions, judgments and estimates involved in the accounting for revenue recognition, fair value measurements, business combinations, purchase accounting, accounting for goodwill and other intangible assets, stock-based compensation and accounting for income taxes have the greatest potential impact on our consolidated financial statements, so we consider these to be our critical accounting policies. We discuss below the critical accounting estimates associated with these policies. For further information on the critical accounting policies, see Note 1 of our Notes to Consolidated Financial Statements.

Revenue Recognition

Our revenue recognition policy is one of our critical accounting policies because revenue is a key component of our results of operations, and revenue recognition is based on complex rules which require us to make judgments. In applying our revenue recognition policy we must determine whether revenue is to be recognized on a gross or net basis in accordance with the provisions of ASC 605, Revenue Recognition, which portions of our revenue are to be recognized in the current period, and which portions must be deferred and recognized in subsequent periods. We also recognize services breakage on non-subscription deferred revenue balances, and we use judgment in evaluating the historical redemption patterns used to estimate the amount of such revenue to be recognized.  We do not record revenue on sales transactions when the collection of cash is in doubt at the time of sale, and we use management judgment in determining collectability.  From time to time, we may enter into agreements which involve us making payments to our channel partners.  We use judgment in evaluating the treatment of such payments and in determining which portions of the consideration paid to customers should be recorded as contra-revenue and which should be recorded as an expense.  We generally provide a refund period on services and software, and we employ judgment in determining whether a customer is eligible for a refund based on that customer’s specific facts and circumstances.  If our estimates and judgments on any of the foregoing are incorrect, our revenue for one or more periods may be incorrectly recorded.  Please see Note 1 in Notes to Consolidated Financial Statements for further discussion of our revenue recognition policies.

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

Our Level 2 securities are priced using quoted market prices for similar instruments, nonbinding market prices that are corroborated by observable market data, or discounted cash flow techniques. Marketable securities, measured at fair value using Level 2 inputs, are primarily comprised of commercial paper, corporate bonds, corporate notes and U.S. government agencies securities.  We review trading activity and pricing for these investments as of the measurement date. When sufficient quoted pricing for identical securities is not available, we use market pricing and other observable market inputs for similar securities obtained from various third party data providers. These inputs either represent quoted prices for similar assets in active markets or have been derived from observable market data.  There were no transfers between Level 1 and Level 2 measurements during the year of 2011.

Our Level 3 assets consist of auction-rate securities (“ARS”) with various state student loan authorities. Beginning February 2008, all auctions for our ARS failed. Based on the continued failure of these auctions and the underlying maturities of the securities, we continue to classify our ARS holdings as long-term assets.  The fair value of our ARS holdings was estimated by management using assumptions regarding market volatility and discount rates.  If any of these estimates change, the value of Level 3 assets could change in future periods.

Business Combinations – Purchase Accounting

Under the purchase method of accounting, we record the tangible and intangible assets acquired and liabilities assumed based on their estimated fair values.  We record the excess of purchase price over the aggregate fair values as goodwill.  We determine the fair values of assets acquired and liabilities assumed.  These valuations require us to make significant estimates and assumptions, especially with respect to intangible assets.  Such estimates include assumptions regarding future revenue streams, market performance, customer base, and various vendor relationships.  We estimate the economic lives of certain acquired assets and these lives are used to calculate depreciation and amortization expenses.  We estimate the future cash flows to be derived from such assets, and these estimates are used to determine the fair value of the assets.  If any of these estimates change, depreciation or amortization expenses could be changed and the value of our intangible assets could be impaired.

Accounting for Goodwill and Other Intangible Assets

We assess the impairment of goodwill annually or more often if events or changes in circumstances indicate that the carrying value may not be recoverable. Consistent with our determination that we have only one reporting segment, we have determined that there is only one reporting unit and goodwill is evaluated for impairment at the entity level.  We test goodwill using the two-step process required by ASC 350, Intangibles – Goodwill and Other.  In the first step, we compare the carrying amount of the reporting unit to the fair value based on quoted market prices of our common stock.  If the carrying value of the reporting unit exceeds the fair value, goodwill is potentially impaired and the second step of the impairment test must be performed.  In the second step, if such comparison reflects potential impairment, we would compare the implied fair value of the goodwill, as defined by ASC 350, to its carrying amount to determine the amount of impairment loss, if any.  We performed our annual goodwill impairment tests on September 30, 2011, 2010, and 2009 and concluded that there was no impairment.

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

Accounting for Income Taxes

We are required to estimate our income taxes in each of the tax jurisdictions in which we operate. This process involves management’s estimation of our current tax exposures together with an assessment of temporary differences determined based on the difference between the financial statement and tax basis of certain items. These differences result in net deferred tax assets and liabilities, which are included in our consolidated balance sheet. We must assess the likelihood that we will be able to recover our deferred tax assets.  If recovery is not likely, we must increase our provision for taxes by recording a valuation allowance against the deferred tax assets that we estimate will not ultimately be recoverable.  We currently have provided a full valuation allowance on our U.S. deferred tax assets and a full valuation allowance on certain foreign deferred tax assets that management determined are not likely to be realized due to cumulative net losses since inception and the difficulty in accurately forecasting the Company’s results.  If any of our estimates change, we may change the likelihood of recovery and our tax expense as well as the value of our deferred tax assets would change.

Our deferred tax assets do not include the excess tax benefit related to stock-based compensation that are a component of our federal and state net operating loss carryforwards in the amount of $2.6 million as of December 31, 2011. Consistent with prior years, the excess tax benefit reflected in our net operating loss carryforwards will be accounted for as a credit to stockholders’ equity, if and when realized.  In determining if and when excess tax benefits have been realized, we have elected to utilize the with-and-without approach with respect to such excess tax benefits.

Our income tax calculations are based on the application of the respective U.S. Federal, state or foreign tax law. The Company’s tax filings, however, are subject to audit by the respective tax authorities. Accordingly, we recognize tax liabilities based on our estimate of whether, and the extent to which, additional taxes will be due when such estimates are more-likely-than-not to be sustained. An uncertain income tax position will not be recognized if it has less than a 50% likelihood of being sustained. Our policy is to include interest and penalties related to unrecognized tax benefits as a component of income tax expense. To the extent the final tax liabilities are different than the amounts originally accrued, the increases or decreases are recorded as income tax expense or benefit in the consolidated statements of operations.

Results of Operations

The following table presents certain Consolidated Statements of Operations data for the periods indicated as a percentage of total revenue:

	Years Ended December 31,
	2011	2010	2009
Revenue:
Services	69%	73%	96%
Software and other	31	27	4
Total revenue	100	100	100
Cost of revenue:
Cost of services	56	61	95
Cost of software and other	3	3	—
Total cost of revenue	59	64	95
Gross profit	41	36	5
Operating expenses:
Research and development	11	12	33
Sales and marketing	40	41	44
General and administrative	22	24	81
Amortization of intangible assets	2	1	1
Total operating expenses	75	78	159
Loss from operations	(34)	(42)	(154)
Interest income and other, net	1	1	2
Loss from continuing operations, before income taxes	(33)	(41)	(152)
Income tax provision (benefit)	1	0	(28)
Loss from continuing operations, after income taxes	(34)	(41)	(124)
Income (loss) from discontinued operations, after income taxes	(0)	0	40
Net loss	(34)%	(41)%	(84)%

Years Ended December 31, 2011, 2010, and 2009

Revenue

($ in thousands)	2011	% Change 2010 to 2011	2010	% Change 2009 to 2010	2009
Services	$37,248	15%	$32,276	92%	$16,770
Software and other	16,591	39%	11,901	1,542%	725
Total revenue	$53,839	22%	$44,177	153%	$17,495

Services revenue consists primarily of fees for technology services through our channel partners or directly.  We provide these services remotely, using work-from-home Personal Technology Experts and contractors who utilize our proprietary technology to deliver the services.  Services revenue for the year ended December 31, 2011 increased by $4.9 million from 2010.  The increase was primarily due to growth in our channel programs, primarily expansion of the Comcast program.  For the year ended December 31, 2011, services revenue generated from our channel partnerships was $34.5 million compared to $28.8 million for 2010.  Direct services revenue was $2.8 million in 2011 compared to $3.6 million in 2010.  Services revenue for the year ended December 31, 2010 increased by $15.5 million from 2009.  The increase was primarily driven by growth in certain channel partnerships.  Services revenue generated from our channel partnerships was $28.8 million for the year ended December 31, 2010 compared to $15.2 million for 2009.  Direct services revenue was $3.6 million in 2010 compared to $1.7 million in 2009.  We expect services revenue to continue to grow in 2012 as a result of expansion of established programs, development of new partnerships with additional channel partners, and launch of our small business programs. In addition, we expect subscription revenue to become a larger portion of total services revenue in 2012 as compared to 2011.

Software and other revenue is comprised primarily of fees for software products provided through direct consumer downloads and, to a lesser extent, through the sale of this software via channel partners. Software and other revenue for the twelve months ended December 31, 2011 increased by $4.7 million compared to the same period of 2010, driven by growth in an existing channel partnership, optimization of the monetization of our ARO product and the availability of favorably-priced advertising inventory during the first half of 2011. The year-over-year growth in software and other revenue from 2010 to 2011 also reflects results of selling the software products acquired in our purchase of substantially all of the assets of SUPERAntiSpyware in June of 2011. Direct software revenue and other was $11.3 million for the year ended December 31, 2011 compared to $9.9 million for 2010.  Software revenue and other generated from our channel partnerships was $5.3 million in 2011 compared to $1.9 million for 2010. Software and other revenue was $11.9 million for the year ended December 31, 2010 compared to $725,000 for the year ended December 31, 2009.  The year-over-year growth in software and other revenue from 2009 to 2010 reflects full-year results of selling the products acquired in our purchase of substantially all of the assets of Xeriton Corporation in December of 2009 and increases in the sales of such products under our ownership relative to their run rate when acquired.  We expect software revenue levels in 2012 to be determined by progress on new initiatives including enhancing key products, broadening third-party distribution and deploying new customer acquisition strategies.

Revenue Mix

The components of revenue by type, expressed as a percentage of total revenue were:

	Year Ended December 31,
	2011	2010	2009
Services	69%	73%	96%
Software and other	31	27	4
Total revenue	100%	100%	100%

We expect that services revenue will continue to comprise a substantial majority of our total revenue but that software and other revenue will represent a material percentage of our total revenue over the next year.

For the year ended December 2011, Office Depot, Staples and Comcast accounted for 23%, 15% and 14% of our total revenue, respectively.  For the year ended December 31, 2010, Office Depot and Staples accounted for 43% and 17% of our total revenue, respectively.  For the year ended December 31, 2009, Office Depot accounted for 82% of our total revenue. No other customers accounted for 10% or more of our total revenue in any year presented.  Revenue from customers outside the United States accounted for approximately 1%, 1% and 2% of our total revenue in 2011, 2010 and 2009, respectively.

Cost of Revenue

($ in thousands)	2011	% Change 2010 to 2011	2010	% Change 2009 to 2010	2009
Cost of services	$29,919	12%	$26,737	61%	$16,620
Cost of software and other	1,744	28%	1,358	2,202%	59
Total cost of revenues	$31,663	13%	$28,095	68%	$16,679

Cost of services.  Cost of services consists primarily of salary–related and contractor expenses for people providing services, technology and telecommunication expenses related to the delivery of services and other personnel-related expenses in service delivery. The increase of $3.2 million in cost of services for the year ended December 31, 2011 compared to 2010 was mainly driven by $3.1 million of costs associated with higher numbers of service delivery personnel added to support program growth.  The increase of $10.1 million in cost of services for the year ended December 31, 2010 as compared to 2009 was primarily due to increases in salary and related expense of $9.0 million as a result of growing our workforce of Personal Technology Experts, as well as a corresponding increase of $400,000 in direct technology costs to support this growing workforce.  In 2012, we expect cost of services to continue to increase to support higher anticipated service volumes.

Cost of software and other.  Cost of software and other fees consists primarily of third-party royalty fees for our software products.  Certain of these products were developed using third-party research and development resources, and the third party receives royalty payments on sales of products it developed.  The increase of $386,000 in cost of software and other for the year ended December 31, 2011 compared to 2010 was primarily due to higher third-party royalty payments driven by higher software revenues.  The increase of $1.3 million in cost of software and other for the year ended December 31, 2010 compared to 2009 was primarily driven by an increase in royalty payments associated with a full year of product sales for the products we acquired in December 2009.  In 2012, we expect gross margin from software revenue and other to be relatively consistent with 2011.

Operating expenses

($ in thousands)	2011	% Change 2010 to 2011	2010	% Change 2009 to 2010	2009
Research and development	$6,057	16%	$5,214	(10)%	$5,795
Sales and marketing	21,791	20%	18,091	136%	7,675
General and administrative	12,005	10%	10,963	(22)%	14,119
Total operating expenses	$39,853	16%	$34,268	24%	$27,589

Research and development.  Research and development expense consists primarily of compensation costs, third-party consulting expenses and related overhead costs for research and development personnel. Research and development costs are expensed as they are incurred.  The increase of $843,000 in research and development expense for the year ended December 31, 2011 compared to 2010 resulted primarily from an increase in salary and related expenses of $615,000 and an increase in stock-based compensation expense of $228,000.  The decrease of $581,000 in research and development expense for the year ended December 31, 2010 compared to 2009 resulted from a decrease in salary and related expenses of $300,000 due to fewer research and development personnel and a decrease in office expenses of $165,000 driven primarily by lower facility costs for an office outside the United States.  In 2012, we expect research and development spending to increase modestly as we continue our investment in our technology.

Sales and marketing.  Sales and marketing expense consists primarily of compensation costs, including salaries and sales commissions for sales agents and business development, program management and marketing personnel, as well as expenses for lead generation and promotional activities, including public relations, advertising and marketing.  The increase of $3.7 million in sales and marketing expense for the year ended December 31, 2011 compared to 2010 resulted  from $3.0 million related to additional personnel expense, primarily for our expanding Comcast program, and $1.7 million of additional marketing expense associated with higher software sales.  This increase was offset by a decrease of $1.6 million in partner marketing fees for our channels due to contractual reductions in marketing fee rates.  The increase of $10.4 million in sales and marketing expense for the year ended December 31, 2010 compared to 2009 resulted from an increase in compensation costs of $2.2 million, primarily due to higher sales and marketing personnel, and an increase in marketing spending of $8.4 million to drive sales of software products acquired in 2009.  In 2012, we expect sales and marketing spending levels to be determined by a number of factors including software marketing costs, sales agent costs and investments in small business programs.

General and administrative.  General and administrative expense consists primarily of compensation costs and related overhead costs for administrative personnel and professional fees for legal, accounting and other professional services. The increase of $1.0 million in general and administrative expense for the year ended December 31, 2011 compared to 2010 resulted from an increase in acquisition-related costs of $543,000 and an increase in stock-based compensation expense of $212,000.  The decrease of $3.2 million in general and administrative expense for the year ended December 31, 2010 compared to 2009 result from a decrease in salary and related expenses of $300,000, a decrease in professional services of $870,000, a decrease in office related expense of $210,000 and a decrease in restructuring expense of $1.1 million associated with the sale of our Enterprise business in 2009.  In 2012, we expect general and administrative spending to increase modestly in order to support our growing business.

Restructuring and impairment charges.  Restructuring and impairment charges consist of charges related to reductions in our work force and related facilities costs.  For the year ended December 31, 2011, we recorded restructuring and impairment charges of $470,000 including $92,000 for cost of service, $310,000 for sales and marketing and $68,000 for general and administrative.  There were no restructuring and impairment charges recorded in 2010.  For the year ended December 31, 2009, we recorded restructuring charges of $1.7 million including $62,000 for cost of service, $196,000 for research and development, $295,000 for sales and marketing and $1.1 million for general and administrative. We expect to pay the remaining balance of $210,000 through 2012.  The details of our restructuring charges are presented in Note 7 to the Consolidated Financial Statements.

Amortization of intangible assets

($ in thousands)	2011	% Change 2010 to 2011	2010	% Change 2009 to 2010	2009
Amortization of intangible assets	$866	138%	$364	106%	$177

Amortization of intangible assets.  Amortization of intangible assets in 2011, 2010 and 2009 was $866,000, $364,000 and $177,000, respectively.  The increase in amortization of intangible assets in 2011 was due to the acquisition of SUPERAntiSpyware in 2011.  The increase in amortization of intangible assets in 2010 was due to the full-year amortization of intangible assets acquired from Xeriton Corporation in December 2009.

Interest income and other, net

($ in thousands)	2011	% Change 2010 to 2011	2010	% Change 2009 to 2010	2009
Interest income and other, net	$455	(16)%	$540	26%	$428

Interest income and other, net.  Interest and other income consist primarily of interest income on our cash, cash equivalents and investments.  The decrease in interest income and other, net from 2010 to 2011 was primarily due to lower cash, cash equivalents and investment in 2011 compared to 2010.  The increase in interest income and other, net in 2010 as compared to 2009 was a result of realized foreign currency losses of $189,000 related to the Enterprise business in the first quarter of 2009 that did not recur in 2010.

Income tax provision (benefit)

($ in thousands)	2011	2010	2009
Income tax provision (benefit)	$401	$88	$(4,941)

Income tax provision (benefit).  Generally, the amount of tax expense or benefit allocated to continuing operations is determined without regard to the tax effects of other categories of income or loss, such as income from discontinued operations. However, an exception is provided in ASC 740, Income Taxes, when there is a pre-tax loss from continuing operations and pre-tax income from other categories in the current year.  As a result, the Company recorded a tax expense of $401,000 in continuing operations primarily related to India income tax, deferred tax expenses of goodwill amortization, and state income taxes with an offsetting tax benefit of $133,000 in discontinued operations during the current year.  For the period ended December 31, 2010, the income tax provision of $88,000 was primarily comprised of a gain on sale of the Company’s Enterprise business offset by $31,000 benefit of discontinued operations.  For the period ended December 31, 2009, the income tax benefit of $4.9 million was primarily comprised of the utilization of continuing operations tax attributes offset by the tax on the gain on sale from discontinued operations.

Liquidity and Capital Resources

Total cash, cash equivalents and investments at December 31, 2011 and 2010 were $53.0 million and $74.2 million, respectively.   The decrease in cash, cash equivalents and investments in fiscal year 2011 was primarily due to $11.1 million of cash used in operating activities and acquisition of a business of $8.4 million.

Operating Activities

Net cash used in operating activities was $11.1 million for the year ended December 31, 2011, $13.4 million for the year ended December 31, 2010, and $24.0 million for the year ended December 31, 2009. Amounts included in net loss, which do not require the use of cash, primarily include stock-based compensation expenses, realized gain/loss on our ARS and corresponding gain/loss on the ARS put option. The sum of these items totaled $6.9 million, $5.2 million, and $5.2 million in 2011, 2010 and 2009, respectively. Net cash used in operating activities during 2011 was the result of the net loss of $18.6 million, an increase in accounts receivable, net of $5.1 million, partially offset by non-cash items of $6.9 million and an increase in deferred revenue of $3.1 million.  Net cash used in operating activities during 2010 was the result of the net loss of $18.1 million, an increase in accounts receivable, net of $1.9 million, partially offset by non-cash items of $5.2 million.  Net cash used in operating activities during 2009 was the result of the net loss of $14.6 million, a reduction in other accrued liabilities of $10.0 million, a reduction in deferred revenue for discontinued operations of $1.1 million and a gain on the sale of the Enterprise business of $4.2 million, partially offset by non-cash items of $5.2 million.

Investing Activities

Net cash provided by (used in) investing activities was $14.5 million for the year ended December 31, 2011, $3.8 million for the year ended December 31, 2010, and $(17.3) million for the year ended December 31, 2009. Net cash provided by investing activities in 2011 was primarily due to sales and maturities of $74.0 million in marketable securities offset by the purchase of $50.8 million in marketable securities, $8.4 million for the acquisition of SUPERAntiSpyware and $279,000 in property and equipment purchases.  Net cash provided by investing activities in 2010 was primarily due to sales and maturities of $69.8 million in marketable securities offset by the purchase of $65.5 million in marketable securities and $498,000 in property and equipment purchases.  The amount of net cash used in investing activities for the year ended December 31, 2009 resulted primarily from the net proceeds we received from the sale of the Enterprise business of $20.5 million and sales and maturities of $15.7 million in marketable securities offset by the purchase of $44.9 million in marketable securities, and $7.9 million used for the acquisition of substantially all of the assets of Xeriton Corporation and expenditures of $584,000 for property and equipment and developed technology.

Financing Activities

Net cash generated by financing activities was $516,000 for the year ended December 31, 2011, $4.5 million for the year ended December 31, 2010, and $485,000 for the year ended December 31, 2009. In 2011 and 2009, cash generated by financing activities was primarily attributable to the exercise of employee stock options and the purchase of common stock under employee stock purchase plans. In 2010, cash generated by financing activities was primarily attributable to the exercise of employee stock options.

Working Capital and Capital Expenditure Requirements

At December 31, 2011, we had stockholders’ equity of $71.3 million and working capital of $51.2 million. We believe that our existing cash balances will be sufficient to meet our working capital requirements for at least the next 12 months. In 2012, we expect our capital expenditures to remain relatively consistent with 2011.

If we require additional capital resources to grow our business internally or to acquire complementary technologies and businesses at any time in the future, we may seek to sell additional equity or debt securities. The sale of additional equity could result in more dilution to our stockholders.

We plan to continue to make investments in our business during 2012. We believe these investments are essential to creating sustainable growth in our business in the future. Additionally, we may choose to acquire other businesses or complimentary technologies to enhance our product capabilities and such acquisitions would likely require the use of cash.

Contractual Obligations

The following summarizes our contractual obligations at December 31, 2011 and the effect these contractual obligations are expected to have on our liquidity and cash flows in future periods (in thousands).

	Payments Due By Period
	Total	Less than 1 year	1 - 3 Years	After 3 Years
Operating leases	$660	$612	$48	$-

These obligations are for non-cancelable operating leases including our headquarters office and offices to carry out research and development and operations globally.  These obligations also include the Company’s outstanding liabilities for payment of leases for facilities that have been impaired.

Due to the uncertainty with respect to the timing of future cash flows associated with our unrecognized tax benefits at December 31, 2011, we are unable to make reasonably reliable estimates of the period of cash settlement with the respective taxing authority. Therefore, $0.6 million of unrecognized tax benefits have been excluded from the contractual obligations table. See Note 9 to the Consolidated Financial Statements for a discussion on income taxes.

Off-Balance Sheet Arrangements

At December 31, 2011, we did not have any significant off-balance sheet arrangements, as defined in Item 303(a)(4)(ii) of Regulation S-K.

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

In June 2011, the FASB issued ASU No. 2011-05, “Comprehensive Income”.  This update is to improve the comparability, consistency and transparency of financial reporting and increases the prominence of items reported in other comprehensive income. Under this amendment, an entity has the option to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements.  On October 21, 2011, the FASB decided that the specific requirement to present items that are reclassified from other comprehensive income to net income alongside their respective components of net income and other comprehensive income will be deferred.  With the exception of the requirements of the update subject to deferral, ASU No. 2011-05 is effective for public entities for fiscal years and interim periods within those years beginning after December 15, 2011.  The Company does not believe that the adoption of this guidance will have a significant impact on the Company’s consolidated financial statements.

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

In December 2011, the FASB issued ASU No. 2011-11, “Disclosures about Offsetting Assets and Liabilities”.  This update is to require an entity to disclose information about offsetting and related arrangements to enable users of its financial statements to understand the effect of those arrangements on its financial position.  ASU No. 2011-11 will be effective for annual reporting periods beginning on or after January 1, 2013.  The Company does not expect this update will have any significant impact on our financial position.

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

As of December 31, 2011 and 2010, we held $30.9 million and $55.7 million in investments (excluding cash and cash equivalents), respectively, which consisted primarily of government debt securities, corporate notes and bonds, commercial paper, and ARS. The weighted average interest rate, including the impact of amortization of premium/accretion of discounts of our portfolio was approximately 0.43% at December 31, 2011 and 0.64% at December 31, 2010. A decline in interest rates over time would reduce our interest income from our investments. A decrease in interest rates of 100 basis points would cause a corresponding decrease in our annual interest income of approximately $309,000.

At December 31, 2011 and 2010 we had investments in AAA-rated ARS with various state student loan authorities with estimated fair values of $1.1 million and $2.7 million, respectively. The student loans made by these authorities are substantially guaranteed by the Federal government through the Federal Family Education Loan Program (FFELP). ARS are long-term floating rate bonds tied to short-term interest rates. After the initial issuance of the securities, the interest rate on the securities is reset periodically, at intervals established at the time of issuance (e.g., every seven days, 28 days, 35 days, or every six months), based on market demand, if the auctions are successful. ARS are bought and sold in the marketplace through a competitive bidding process often referred to as a “Dutch auction.” If there is insufficient interest in the securities at the time of an auction, the auction may not be completed and the ARS then pays a default interest rate. Following such a failed auction, we cannot access our funds that are invested in the corresponding ARS until a future auction of these investments is successful, new buyers express interest in purchasing these securities in between reset dates, issuers establish a different form of financing to replace these securities or final payments become due according to contractual maturities. Commencing in February 2008, conditions in the global credit markets resulted in failed auctions for all of the ARS we held. In the near term, our ability to liquidate our investments in ARS or fully recover the carrying values may be limited or not exist.

The fair value of our remaining $1.1 million of ARS, classified as available-for-sale, was based on a discounted cash flow valuation that takes into account a number of factors including the estimated weighted average remaining term (WART) of the underlying securities, the expected return, and the discount rate. The WART was estimated based on the servicing report and expectations regarding redemptions. The expected return was calculated based on the last twelve months’ average for the 91-day U.S. treasury bill, plus a spread. This rate is the typical default rate for ARS held by us. The discount rate was calculated using the three-month LIBOR rate, plus adjustments for the security type. Changes in any of the above estimates, especially the WART or the discount rate, could result in a material change to the fair value. At December 31, 2011, our remaining ARS investment was classified as a Level 3 asset. Presently we have determined the decline in value for the available-for-sale ARS to be temporary because i) we have no current intent to sell the security, and we believe that we will not be required to sell the security before the recovery of its amortized cost due to our large cash reserves; ii) through December 31, 2011, this security has maintained a AAA credit rating; and iii) loans made by the issuers are backed by the Federal government. We have also determined that we do not intend to sell an impaired available-for-sale security and will not be required to sell such a security before the recovery of our amortized cost basis due to its large cash reserves.

However, if circumstances change, we may be required to record an other-than-temporary impairment charge on the available-for-sale ARS. We may similarly be required to record other-than-temporary impairment charges if the rating on this security is reduced or if any of the issuers default on their obligations. In addition to impairment charges, any of these events could cause us to lose part or all of our investment in this security. As of December 31, 2011, we had investments in ARS with estimated fair values of $1.1 million. Any of these events could materially affect our results of operations and our financial condition. We currently believe this security is not significantly impaired for the reasons described above; however, it could take until the final maturity of the underlying notes (up to 30 years) to realize our investments’ recorded value.

Impact of Foreign Currency Rate Changes

The functional currencies of our international operating subsidiaries are the local currencies. We translate the assets and liabilities of our foreign subsidiaries at the exchange rates in effect on the balance sheet date. We translate their income and expenses at the average rates of exchange in effect during the period. We include translation gains and losses in the stockholders’ equity section of our balance sheet. We include net gains and losses resulting from foreign exchange transactions in interest income and other in our statements of operations. Since we translate foreign currencies (primarily Canadian dollars, British Pound Sterling, and Indian rupees) into U.S. dollars for a limited number of customers and a small portion of our operations, currency fluctuations may have an immaterial impact on our financial results. We have both revenue and expenses that are denominated in foreign currencies. Foreign currency losses are larger than foreign currency gains. A weaker U.S. dollar environment would have an immaterial negative impact on our statement of operations, while a stronger U.S. dollar environment would have an immaterial positive impact on our statement of operations. The historical impact of currency fluctuations has generally been immaterial.  As of December 31, 2011, we did not engage in foreign currency hedging activities.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

SUPPORT.COM, INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders of
Support.com, Inc.

We have audited the accompanying consolidated balance sheets of Support.com, Inc. as of December 31, 2011 and 2010, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2011. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Support.com, Inc. at December 31, 2011 and 2010, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2011, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Support.com, Inc.’s internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 9, 2012 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP
Redwood City, California
March 9, 2012

SUPPORT.COM, INC.

CONSOLIDATED BALANCE SHEETS

(in thousands except share and per share data)

	December 31,
	2011	2010
ASSETS
Current assets:
Cash and cash equivalents	$22,159	$18,561
Short-term investments	29,743	53,007
Accounts receivable, less allowance of $20 and $43 at December 31, 2011 and 2010, respectively.	10,284	5,133
Prepaid expenses and other current assets	1,068	1,617
Total current assets	63,254	78,318
Long-term investments	1,111	2,667
Property and equipment, net	461	623
Purchased technology, net	143	226
Goodwill	13,621	10,181
Intangible assets, net	5,670	1,076
Other assets	736	648
Total assets	$84,996	$93,739
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,196	$536
Accrued compensation	1,676	1,248
Other accrued liabilities	4,491	3,575
Short-term deferred revenue	4,723	1,574
Total current liabilities	12,086	6,933
Long-term deferred revenue	489	—
Other long-term liabilities	1,086	749
Total liabilities	13,661	7,682
Commitments and contingencies (Note 6)
Stockholders’ equity:
Common stock; par value $0.0001, 150,000,000 shares authorized; 48,368,476 issued and outstanding at December 31, 2011 and 48,142,145 issued and outstanding at December 31, 2010	5	5
Additional paid-in capital	233,977	229,692
Accumulated other comprehensive loss	(1,698)	(1,331)
Accumulated deficit	(160,949)	(142,309)
Total stockholders’ equity	71,335	86,057
Total liabilities and stockholders’ equity	$84,996	$93,739

See accompanying notes.

SUPPORT.COM, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands except per share data)

	Year Ended December 31,
	2011	2010	2009
Revenue:
Services	$37,248	$32,276	$16,770
Software and other	16,591	11,901	725
Total revenue	53,839	44,177	17,495
Costs of revenue:
Cost of services	29,919	26,737	16,620
Cost of software and other	1,744	1,358	59
Total cost of revenue	31,663	28,095	16,679
Gross profit	22,176	16,082	816
Operating expenses:
Research and development	6,057	5,214	5,795
Sales and marketing	21,791	18,091	7,675
General and administrative	12,005	10,963	14,119
Amortization of intangible assets	866	364	177
Total operating expenses	40,719	34,632	27,766
Loss from operations	(18,543)	(18,550)	(26,950)
Interest income and other, net	455	540	428
Loss from continuing operations, before income taxes	(18,088)	(18,010)	(26,522)
Income tax provision (benefit)	401	88	(4,941)
Loss from continuing operations, after income taxes	(18,489)	(18,098)	(21,581)
Income (loss) from discontinued operations, after income taxes	(151)	31	7,004
Net loss	$(18,640)	$(18,067)	$(14,577)
Basic and diluted earnings per share:
Loss from continuing operations	$(0.39)	$(0.39)	$(0.47)
Income (loss) from discontinued operations	(0.00)	0.00	0.16
Basic and diluted net loss per share	$(0.39)	$(0.39)	$(0.31)
Shares used in computing basic and diluted net loss per share	48,288	46,818	46,378

See accompanying notes.

SUPPORT.COM, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(in thousands except share data)

	Common Stock		Additional	Accumulated Other Comprehensive	Accumulated	Total Stockholders’
	Shares	Amount	Paid-In Capital	Income (Loss)	Deficit	Equity
Balances at December 31, 2008	46,141,743	$5	$217,647	$(2,541)	$(109,665)	$105,446
Components of comprehensive loss:
Net loss		—	—		(14,577)	(14,577)
Unrealized loss on investments	—	—	—	1,518	—	1,518
Foreign currency translation adjustment	—	—	—	(210)	—	(210)
Comprehensive loss						(13,269)
Stock-based compensation expense	—	—	3,690	—	—	3,690
Issuance of common stock upon exercise of stock options for cash	244,770	—	358	—	—	358
Issuance of common stock under employee stock purchase plan	74,041	—	127	—	—	127
Balances at December 31, 2009	46,460,554	5	221,822	(1,233)	(124,242)	96,352
Components of comprehensive loss:
Net loss		—	—		(18,067)	(18,067)
Unrealized gain on investments	—	—	—	(66)	—	(66)
Foreign currency translation adjustment	—	—	—	(32)	—	(32)
Comprehensive loss						(18,165)
Stock-based compensation expense	—	—	3,331	—	—	3,331
Issuance of common stock upon exercise of stock options for cash	1,681,591	—	4,539	—	—	4,539
Issuance of common stock under employee stock purchase plan	74,041	—	127	—	—	127
Balances at December 31, 2010	48,142,145	5	229,692	(1,331)	(142,309)	86,057
Components of comprehensive income:
Net loss		—	—		(18,640)	(18,640)
Unrealized loss on investments	—	—	—	(185)	—	(185)
Foreign currency translation adjustment	—	—	—	(182)	—	(182)
Comprehensive loss						(19,007)
Stock-based compensation expense	—	—	3,769	—	—	3,769
Issuance of common stock upon exercise of stock options for cash	190,480	—	450	—	—	450
Issuance of common stock under employee stock purchase plan	35,851	—	66	—	—	66
Balances at December 31, 2011	48,368,476	$5	$233,977	$(1,698)	$(160,949)	$71,335

See accompanying notes.

SUPPORT.COM, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Year Ended December 31,
	2011	2010	2009
Operating activities:
Net loss	$(18,640)	$(18,067)	$(14,577)
Adjustments to reconcile net loss to net cash used in operating activities:
Gain on the sale of discontinued operations, net of tax	—	—	(4,190)
Depreciation	438	323	613
Write-off of fixed assets	—	—	323
Loss on cumulative translation adjustment on discontinued operations	284	—	—
Stock-based compensation expense	3,769	3,331	3,690
Amortization of premiums and discounts on marketable securities	1,451	1,149	249
Amortization of intangible assets	866	364	177
Amortization of purchased technology	83	83	172
Realized gain on investments	(7)	(1,299)	(5,859)
Loss on auction-rate security put option	—	1,289	5,859
Changes in assets and liabilities:
Accounts receivable, net	(5,146)	(1,943)	2,494
Prepaid expenses and other current assets	544	(371)	103
Other assets	(192)	(318)	132
Accounts payable	658	436	(843)
Accrued compensation	402	491	(970)
Other accrued liabilities	885	510	(9,981)
Other long-term liabilities	340	(214)	(294)
Deferred revenue	3,147	848	(1,068)
Net cash used in operating activities	(11,118)	(13,388)	(23,970)
Investing activities:
Proceeds from sale of discontinued operations	—	—	20,475
Purchases of property and equipment	(279)	(498)	(234)
Purchase of developed technology	—	—	(350)
Acquisition of business, net of cash acquired	(8,419)	—	(7,942)
Purchases of investments	(50,763)	(65,464)	(44,932)
Sales of investments	23,263	33,073	2,630
Maturities of investments	50,691	36,733	13,050
Net cash provided by (used in) investing activities	14,493	3,844	(17,303)
Financing activities:
Proceeds from issuances of common stock	516	4,539	485
Net cash provided by financing activities	516	4,539	485
Net increase (decrease) in cash and cash equivalents	3,891	(5,005)	(40,788)
Effect of exchange rate changes on cash and cash equivalents	(293)	19	29
Cash and cash equivalents at beginning of period	18,561	23,547	64,306
Cash and cash equivalents at end of period	$22,159	$18,561	$23,547
Supplemental schedule of cash flow information:
Cash paid for (refund of) income taxes	$(89)	$89	$311

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

Our premium services and software products install, set up, connect, repair and protect personal computers and related devices that are essential to our customers.  We offer one-time services and subscriptions, and we also license software products to consumers who prefer do-it-yourself solutions.

Basis of Presentation

Support.com was founded in 1997 under the name SupportSoft, Inc. as an enterprise software provider focused on technical support organizations.  In 2007, we launched our consumer services business, and in 2008 began reporting two operating segments, Enterprise and Consumer. In June 2009, we sold our Enterprise business and focused our efforts purely on the consumer market.  In December 2009, through the acquisition of substantially all of the assets of Xeriton Corporation, we added software tools marketed under the Sammsoft brand to our Consumer business.

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

Foreign Currency Translation

The functional currency of our foreign subsidiaries is generally the local currency. Assets and liabilities of our wholly owned foreign subsidiaries are translated from their respective functional currencies at exchange rates in effect at the balance sheet date, and revenues and expenses are translated at average exchange rates prevailing during the year. Any material resulting translation adjustments are reflected as a separate component of stockholders’ equity in accumulated other comprehensive income or loss. Realized foreign currency transaction gains and losses were not material during the years ending December 31, 2011, 2010, and 2009.

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

Trade Accounts Receivable and Allowance for Doubtful Accounts

Trade accounts receivable are recorded at the invoiced amount. We perform evaluations of our customers’ financial condition and generally do not require collateral. We make judgments as to our ability to collect outstanding receivables and provide allowances for a portion of receivables when collection becomes doubtful.  Reserves are made based on a specific review of all significant outstanding invoices. For those invoices not specifically provided for, reserves are recorded at differing rates, based on the age of the receivable. In determining these rates, we analyze our historical collection experience and current payment trends. The determination of past-due accounts is based on contractual terms.

The following table summarizes the allowance for doubtful accounts as of December 31, 2011 and 2010 (in thousands):

	Balance at Beginning of Period	Charge/ (Recovery) to Costs and Expenses	Write- offs	Balance at End of Period
Allowance for doubtful accounts:

Year ended December 31, 2010	$9	$34	$—	$43
Year ended December 31, 2011	$43	$(16)	$(7)	$20

As of December 31, 2011, Comcast, Office Depot, Office Max and Staples accounted for 41%, 15%, 13% and 17% of our total accounts receivable, respectively.  As of December 31, 2010, Office Depot, Office Max and Staples accounted for 57%, 12% and 21%, of our total accounts receivable, respectively.  No other customers accounted for 10% or more of our total accounts receivable in 2011 or 2010.

Cash, Cash Equivalents and Investments

All liquid instruments with an original maturity at the date of purchase of 90 days or less are classified as cash equivalents. Cash equivalents and short-term investments consist primarily of money market funds, certificates of deposit, commercial paper, corporate and municipal bonds. Our interest income on cash, cash equivalents and investments is recorded monthly and reported as interest income and other in our consolidated statements of operations.

Prior to June 30, 2010 we held certain auction-rate securities (“ARS”) with UBS.  On June 30, 2010, we exercised our rights under the Rights Agreement with UBS (the “put option”) and settled the ARS for cash on June 30 and July 1, 2010.  As of December 31, 2011 and 2010, there were no ARS held by UBS as a result of this exercise.  Long-term investments consist of other ARS positions not held with UBS.  Our cash equivalents and short-term and long-term investments are classified as available-for-sale, and are reported at fair value with unrealized gains(losses) (when deemed to be temporary) included in accumulated other comprehensive income within stockholders’ equity on the consolidated balance sheets. Prior to their sale the ARS held by UBS were classified as trading securities and were reported at fair value with realized gains(losses) included in interest income and other, net in the consolidated statements of operations. For the twelve months ended December 31, 2010, we recorded a realized loss of $1.3 million on re-valuation of the ARS put option, offset with a realized gain of $1.3 million on the ARS held by UBS, for a net realized gain(loss) of zero. For the year ended December 31, 2009, we recorded realized losses of $5.9 million on the ARS put option re-valuation, which was offset by realized gains of $5.9 million on the UBS ARS, for a net realized gain(loss) of zero.  This was due to the put option re-valuation fully offsetting the UBS ARS re-valuation.

We monitor our investments for impairment on a quarterly basis and determine whether a decline in fair value is other-than-temporary by considering factors such as current economic and market conditions, the credit rating of the security’s issuer, the length of time an investment’s fair value has been below our carrying value, the Company’s intent to sell the security and the Company’s belief that it will not be required to sell the security before the recovery of its amortized cost. If an investment’s decline in fair value is deemed to be other-than-temporary, we reduce its carrying value to its estimated fair value, as determined based on quoted market prices or liquidation values. Declines in value judged to be other-than-temporary, if any, are recorded in operations as incurred. At December 31, 2011, the Company evaluated its unrealized losses on available-for-sale securities and determined them to be temporary. The ARS investments have been in a continuous unrealized loss position for more than 12 months.  In accordance with ASC 320-2, Investments-Debt and Equity Securities, the Company concluded that it does not intend to sell the security with an unrealized loss and it will not be required to sell the security before the recovery of its amortized cost basis.

At December 31, 2011 and 2010, the fair value of cash, cash equivalents and investments was $53.0 million and $74.2 million, respectively.  The following is a summary of cash, cash equivalents and investments at December 31, 2011 and 2010 (in thousands):

	For the Year Ended December 31, 2011
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Cash	$6,461	$—	$—	$6,461
Money market fund	15,698	—	—	15,698
Certificates of deposit	480	—	—	480
Commercial paper	6,295	—	(6)	6,289
Corporate bonds	13,726	1	(14)	13,713
Corporate notes	1,557	—	(2)	1,555
U.S. government agency securities	7,707	—	(1)	7,706
Auction-rate securities	1,400	—	(289)	1,111
	$53,324	$1	$(312)	$53,013
Classified as:
Cash and cash equivalents	$22,159	$—	$—	$22,159
Short-term investments	29,765	1	(23)	29,743
Long-term investments	1,400	—	(289)	1,111
	$53,324	$1	$(312)	$53,013

	For the Year Ended December 31, 2010
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Cash	$2,340	$—	$—	$2,340
Money market fund	14,221	—	—	14,221
Commercial paper	6,992	—	(2)	6,990
Corporate bonds	22,013	19	(20)	22,012
Corporate Notes	20,997	25	(14)	21,008
Treasuries	4,999	—	(2)	4,997
Auction-rate securities	2,800	—	(133)	2,667
	$74,362	$44	$(171)	$74,235
Classified as:
Cash and cash equivalents	$18,561	$—	$—	$18,561
Short-term investments	53,001	44	(38)	53,007
Long-term investments	2,800	—	(133)	2,667
	$74,362	$44	$(171)	$74,235

The following table summarizes the estimated fair value of our available-for-sale and trading debt securities classified by the stated maturity date of the security (in thousands):

	December 31,
	2011	2010
Due within one year	$29,503	$50,350
Due within two years	240	4,657
Due after three years	1,111	2,667
	$30,854	$57,674

We determined that the gross unrealized losses on our available-for-sale investments as of December 31, 2011 are temporary in nature. The fair value of our available-for-sale securities at December 31, 2011 and 2010 reflects a net unrealized loss of $311,000 and $127,000, respectively.  We recognized net realized gains related to available-for-sale securities of $7,000 and $10,000 for the years ended December 31, 2011 and 2010, respectively. There were no net realized losses on available-for-sale securities in the years ended December 31, 2011 and 2010, respectively.  The cost of securities sold is based on the specific identification method.

At December 31, 2011 and 2010 we had investments in AAA-rated ARS with various state student loan authorities with estimated fair values of $1.1 million and $2.7 million, respectively. The student loans made by these authorities are substantially guaranteed by the Federal government through the Federal Family Education Loan Program (FFELP). ARS are long-term floating rate bonds tied to short-term interest rates. After the initial issuance of the securities, the interest rate on the securities is reset periodically, at intervals established at the time of issuance (e.g., every seven days, 28 days, 35 days, or every six months), based on market demand, if the auctions are successful. ARS are bought and sold in the marketplace through a competitive bidding process often referred to as a “Dutch auction.” If there is insufficient interest in the securities at the time of an auction, the auction may not be completed and the ARS then pays a default interest rate. Following such a failed auction, we cannot access our funds that are invested in the corresponding ARS until a future auction of these investments is successful, new buyers express interest in purchasing these securities in between reset dates, issuers establish a different form of financing to replace these securities or final payments become due according to contractual maturities. Commencing in February 2008, conditions in the global credit markets resulted in failed auctions for all of our ARS. In the near term, our ability to liquidate our investments or fully recover the carrying values may be limited or not exist.

Fair value for non-UBS ARS, classified as available-for-sale, was based on a discounted cash flow valuation that takes into account a number of factors including the estimated weighted average remaining term (WART) of the underlying securities, the expected return, and the discount rate. The WART was estimated based on servicing reports and expectations regarding redemptions.  The expected return was calculated based on the last twelve months’ average for the 91 day T-bill plus a spread. This rate is the typical default rate for ARS held by us. The discount rate was calculated using the 3-month LIBOR rate plus adjustments for the security type. Changes in any of the above estimates, especially the weighted average remaining term or the discount rate, could result in a material change to the fair value. Presently we have determined the decline in value for the available-for-sale ARS to be temporary because i) we have no intent to sell the security, and we believe that we will not be required to sell the security before the recovery of its amortized cost due to our cash reserves; ii) through December 31, 2011 our remaining ARS instrument has maintained a AAA credit rating; and iii) loans made by the issuers are backed by the Federal government.  In accordance with ASC 320, we also conclude that we do not intend to sell an impaired available-for-sale security and will not be required to sell such a security before the recovery of our amortized cost.

However, if circumstances change, we may be required to record an other-than-temporary impairment charge on the available-for-sale ARS. We may similarly be required to record other-than-temporary impairment charges if the rating on this security is reduced or if issuer defaults on its obligations. In addition to impairment charges, any of these events could cause us to lose part or all of our investment in this security.  Any of these events could materially affect our results of operations and our financial condition. We currently believe this security is not significantly impaired for the reasons described above; however, it could take until the final maturity of the underlying notes (initially up to 30 years) to realize our investment’s recorded value.

The following table sets forth the unrealized losses for the Company’s available-for-sale investments as of December 31, 2011 and 2010 (in thousands):

As of December 31, 2011	In Loss Position Less Than 12 Months		In Loss Position More Than 12 Months		Total In Loss Position
Description	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Commercial Paper	$4,288	$(6)	$—	$—	$4,288	$(6)
Corporate Bonds	11,392	(14)	—	—	11,392	(14)
Corporate Notes	1,555	(2)	—	—	1,555	(2)
U.S. Government Agency Securities	3,805	(1)	—	—	3,805	(1)
Auction-rate securities	—	—	1,111	(289)	1,111	(289)
Total	$21,040	$(23)	$1,111	$(289)	$22,151	$(312)

As of December 31, 2010	In Loss Position Less Than 12 Months		In Loss Position More Than 12 Months		Total In Loss Position
Description	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Commercial Paper	$6,990	$(2)	$—	$—	$6,990	$(2)
Corporate Bonds	15,813	(21)	—	—	15,813	(21)
Corporate Notes	11,664	(14)	—	—	11,664	(14)
Treasuries	4,998	(1)	—	—	4,998	(1)
Auction-rate securities	—	—	2,667	(133)	2,667	(133)
Total	$39,465	$(38)	$2,667	$(133)	$42,132	$(171)

Property and Equipment

Property and equipment are stated at cost, less accumulated depreciation which is determined using the straight-line method over the estimated useful lives of two years for computer equipment and software, three years for furniture and fixtures, and the shorter of the estimated useful lives or the lease term for leasehold improvements. Repairs and maintenance costs are expensed as they are incurred.

Goodwill

We assess the impairment of goodwill annually or more often if events or changes in circumstances indicate that the carrying value may not be recoverable. Consistent with our determination that we have only one reporting segment, we have determined that there is only one reporting unit and goodwill is evaluated for impairment oat the entity level.  We test goodwill using the two-step process required by ASC 350, Intangibles – Goodwill and Other (“ASC 350”).  In the first step, we compare the carrying amount of the reporting unit to the fair value based on quoted market prices of our common stock.  If the carrying value of the reporting unit exceeds the fair value, goodwill is potentially impaired and the second step of the impairment test must be performed.  In the second step, if such comparison reflects potential impairment, we would compare the implied fair value of the goodwill, as defined by ASC 350, to its carrying amount to determine the amounts of impairment loss, if any.

We conduct our annual evaluation for impairment of goodwill on September 30.  No goodwill impairment charges have been recorded through December 31, 2011.

Intangible Assets

We record purchased intangible assets at fair value.  Useful life is estimated as the period over which the assets are expected to contribute directly or indirectly to the future cash flows of the Company.  As we do not believe that we can reliably determine a pattern by which the economic benefits of these assets will be consumed, management adopted straight-line amortization in accordance with ASC 350. The original cost is amortized on a straight-line basis over the estimated useful life of each asset.

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

We provide services to consumers and small business, either through our channel partners (which include brick and mortar and online retailers, anti-virus providers, PC/CE manufacturers, ISP’s, and others) or directly via our website at www.support.com. We transact with customers via reseller programs, referral programs and direct transactions. In reseller programs, the channel partner generally executes the financial transactions with the consumer and pays a fee to us which we recognize as revenue when the service is delivered. In referral programs, we transact with the consumer directly and pay a referral fee to the referring party. Referral fees are generally expensed in the period in which revenues are recognized. In such instances, since we are the transacting party and bear substantially all risks associated with the transaction, we record the gross amount of revenue. In direct-to-consumer transactions, we sell directly to the consumer at the retail price.

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

●
Service Cards / Gift Cards—Customers purchase a service card or a gift card, which entitles the cardholder to redeem a certain service at a time of their choosing. For these sales, revenue is deferred until the card has been redeemed and the service has been provided.

For certain direct and channel partnerships, we are paid for services that are sold but not yet delivered. We initially record such balances as deferred revenue, and recognize revenue when the service has been provided or, on the non-subscription portion of these balances, when the likelihood of the service being redeemed by the customer is remote (“services breakage”). Based on our historical redemption patterns for these relationships, we believe that the likelihood of a service being delivered more than 90 days after sale is remote. Beginning in 2010, we therefore recognized non-subscription deferred revenue balances older than 90 days as services revenue. For the twelve months ended December 31, 2011 and 2010, services breakage revenues were immaterial, and accounted for approximately one percent of revenue.

Channel partners are generally invoiced monthly. Fees from consumers via referral programs and direct transactions are generally paid with a credit card at the time of sale. Revenue is recognized net of any applicable sales tax.

We generally provide a refund period on services, during which refunds may be granted to consumers under certain circumstances, including inability to resolve certain support issues. For our channel sales, the refund period varies by partner, but is generally between five and 10 days. For referral programs and direct transactions, the refund period is generally five days. For all channels, we recognize revenue net of refunds and cancellations during the period. Refunds and cancellations have not been material.

Software and Other Revenue

Software and other revenue is comprised primarily of fees for software products provided through direct consumer downloads and, to a lesser extent, through the sale of this software via channel partners. Our software is sold to consumers as a perpetual license or as a fixed period subscription. We act as the primary obligor and generally control fulfillment, pricing, product requirements, and collection risk and therefore we record the gross amount of revenue.

For certain products, we sell perpetual licenses.  We provide a limited amount of free technical support to customers and therefore we do not defer the recognition of revenue associated with sales of these products, since the cost of providing this free technical support is insignificant and free product enhancements are minimal and infrequent.

For certain of our products (namely SUPERAntiSpyware and RapidStart), we sell licenses for a fixed subscription period.  We provide regular, significant updates over the subscription period and therefore recognize revenue for these products ratably over the subscription period.

Other revenue consists primarily of revenue generated through partners advertising to our customer base in various forms, including toolbar advertising, email marketing, and free trial offers. We recognize other revenue in the period in which our partners notify us that the revenue has been earned.

Research and Development

Research and development expenditures are charged to operations as they are incurred. Based on our product development process, technological feasibility is established on the completion of a working model.  Costs incurred by us between the completion of the working model and the point at which the product is ready for general release have been insignificant. Accordingly, we have charged all such costs to research and development expense in the period in which they were incurred in the consolidated statements of operations.

Purchased Technology and Internal Use Software

We capitalize costs related to software that we license and incorporate into our product and service offerings or develop for internal use.  In 2009, we acquired purchased technology for $350,000 and recorded amortization expense related to this technology of $83,000, $83,000 and $41,000 in 2011, 2010 and 2009, respectively.  In addition, in 2011, we accumulated $70,000 related to software developed for internal use and will amortize over the useful life of this software once it is placed into service.

Advertising Costs

Advertising costs are recorded as sales and marketing expense in the period in which they are incurred.  Advertising expense was $10.8 million, $10.6 million, and $1.9 million for the years ended December 31, 2011, 2010, and 2009, respectively.

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

The following table sets forth the computation of basic and diluted net loss per share (in thousands, except per share amounts):

	Year Ended December 31,
	2011	2010	2009
Net loss	$(18,640)	$(18,067)	$(14,577)
Basic:
Weighted-average shares of common stock outstanding	48,288	46,818	46,378
Shares used in computing basic net loss per share	48,288	46,818	46,378
Basic net loss per share	$(0.39)	$(0.39)	$(0.31)
Diluted:
Weighted-average shares of common stock outstanding	48,288	46,818	46,378
Add: Common equivalent shares outstanding	—	—	—
Shares used in computing diluted net loss per share	48,288	46,818	46,378
Diluted net loss per share	$(0.39)	$(0.39)	$(0.31)

For the years ended December 31, 2011, 2010 and 2009, 2.9 million, 941,000 and 11.4 million outstanding options were excluded from the computation of diluted net loss per share, respectively, since their effect would have been anti-dilutive.

Accumulated Other Comprehensive Loss

The components of accumulated other comprehensive loss relate entirely to accumulated foreign currency translation losses and unrealized gains and losses on investments. Accumulated currency translation losses were $1.4 million and $1.2 million as of December 31, 2011 and 2010, respectively, and accumulated unrealized gains (losses) on investments were $(0.3) million and $(0.1) million as of December 31, 2011 and 2010, respectively.

Comprehensive Loss

Comprehensive net income/loss includes the impact of foreign currency translation adjustments and changes in the fair value of available-for-sale securities.  The following are the components of comprehensive loss (in thousands):

	For the years ended December 31,
	2011	2010	2009

Net loss	$(18,640)	$(18,067)	$(14,577)
Net unrealized gain/(loss) on available-for-sale securities	(185)	(66)	1,518
Foreign currency translation loss	(182)	(32)	(210)
Total comprehensive loss	$(19,007)	$(18,165)	$(13,269)

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

Determining Fair Value of Share-Based Payments

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

Risk-free Interest Rate: We base our risk-free interest rate on the yield currently available on U.S. Treasury zero coupon issues for the expected term of the stock options.

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

Expected Dividend: We use a dividend yield of zero, as we have never paid cash dividends and do not expect to pay dividends in the future.

The fair value of our stock-based awards was estimated using the following assumptions for the years ended December 31, 2011, 2010 and 2009:

	Stock Option Plan			Employee Stock Purchase Plan
	2011	2010	2009	2011	2010	2009
Risk-free interest rate	1.0%	1.7%	2.0%	0%	n/a	n/a
Expected term (in years)	3.6	3.6	3.6	0.5	n/a	n/a
Volatility	59.2%	66.6%	63.1%	75.3%	n/a	n/a
Expected dividend	0%	0%	0%	0%	n/a	n/a
Weighted average grant-date fair value	$1.63	$1.71	$1.12	$0.77	n/a	n/a

In the second quarter of 2009 we sold our Enterprise business to Consona.  This sale qualified as the sale of “substantially all the assets of the business,” and according to the terms of our Employee Stock Purchase Plan (“ESPP”) plan document, such a sale terminated the ESPP.  In the second quarter of 2011, to advance the interests of the Company and its stockholders by providing an incentive to attract, retain and reward eligible employees and by motivating such persons to contribute to the growth and profitability of the Company, the Company’s Board of Directors and stockholders approved a new Employee Stock Purchase Plan and reserved 1,000,000 shares of our common stock for issuance effective as of May 15, 2011.

We recorded the following stock-based compensation expense for the fiscal years ended December 31, 2011, 2010 and 2009 (in thousands):

	For the Year Ended December 31,
	2011	2010	2009
Stock option compensation expense recognized in:
Cost of service	$222	$168	$130
Cost of software and others	28	1	—
Research and development	806	588	465
Sales and marketing	581	693	575
General and administrative	2,088	1,881	1,763
	3,725	3,331	2,933
ESPP compensation expense recognized in:
Cost of service	23	—	3
Cost of software and others	1	—	—
Research and development	10	—	2
Sales and marketing	5	—	2
General and administrative	5	—	2
	44	—	9
Stock-based compensation expense included in total costs and expenses	$3,769	$3,331	$2,942

Net cash proceeds from the exercise of stock options were $450,000, $4.5 million and $358,000 for the years ended December 31, 2011, 2010 and 2009, respectively. No income tax benefit was realized from stock option exercises during the years ended December 31, 2011, 2010 and 2009, respectively. In accordance with ASC 718, we present excess tax benefits from the exercise of stock options, if any, as net cash generated in financing activities.

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

Warranties and Indemnifications

We generally provide a refund period on sales, during which refunds may be granted to consumers under certain circumstances, including our inability to resolve certain support issues.  For our channel sales, the refund period varies by channel partner, but is generally between five and 10 days.  For referral programs and direct transactions, the refund period is generally five days.  For all sales channels, we recognize revenue net of refunds and cancellations during the period.  Refunds and cancellations have not been material.

We generally agree to indemnify our customers against legal claims that our software products infringe certain third-party intellectual property rights.  As of December 31, 2011 and 2010, we have not been required to make any payment resulting from infringement claims asserted against our customers and have not recorded any related accruals.

Fair Value Measurements

ASC 820, Fair Value Measurements and Disclosures, defines fair value, establishes a framework for measuring fair value under generally accepted accounting principles and enhances disclosures about fair value measurements. Fair value is defined under ASC 820 as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. Valuation techniques used to measure fair value ASC 820 must maximize the use of observable inputs and minimize the use of unobservable inputs. The standard describes a fair value hierarchy based on three levels of inputs, of which the first two are considered observable and the last unobservable, that may be used to measure fair value, which are the following:

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

In accordance with ASC 820, the following table represents our fair value hierarchy for our financial assets (cash equivalents and investments) measured at fair value on a recurring basis as of December 31, 2011 and 2010 (in thousands):

As of December 31, 2011	Level 1	Level 2	Level 3	Total
Money market funds	$15,698	$—	$—	$15,698
Certificates of deposits	480	—	—	480
Commercial paper	—	6,289	—	6,289
Corporate bonds	—	13,713	—	13,713
Corporate notes	—	1,555	—	1,555
U.S. government agency securities	—	7,706	—	7,706
Auction-rate securities	—	—	1,111	1,111
Total	$16,178	$29,263	$1,111	$46,552

As of December 31, 2010	Level 1	Level 2	Level 3	Total
Money market funds	$14,221	$—	$—	$14,221
Commercial paper	—	6,990	—	6,990
Corporate bonds	—	22,012	—	22,012
Corporate notes	—	21,008	—	21,008
Treasuries	—	4,997	—	4,997
Auction-rate securities	—	—	2,667	2,667
Total	$14,221	$55,007	$2,667	$71,895

For marketable securities, measured at fair value using Level 2 inputs, we review trading activity and pricing for these investments as of the measurement date. When sufficient quoted pricing for identical securities is not available, we use market pricing and other observable market inputs for similar securities obtained from various third party data providers. These inputs either represent quoted prices for similar assets in active markets or have been derived from observable market data.

Level 3 assets consist of non-UBS ARS with various state student loan authorities. Beginning in February 2008, all auctions for the ARS have failed. Based on the continued failure of these auctions and the underlying maturities of the securities, we continue to classify our non-UBS holdings as long-term assets.  The fair value of the auction-rate securities as of December 31, 2011 and 2010 was estimated by management.  The Company has valued the ARS using a discounted cash flow model based on Level 3 assumptions, including the weighted average remaining term of the underlying securities, the expected return, and the discount rate.

The following table provides a summary of changes in fair value of our Level 3 financial assets as of December 31, 2011 and 2010 (in thousands):

	Year Ended December 31, 2011
	Auction-Rate Securities	Auction-Rate Security Put Option
Beginning balance	$2,667	$—
Transfer into Level 3	—	—
Sales	(1,400)	—
Total gains/(losses):
Included in earnings	—	—
Included in other comprehensive income/loss	(156)	—
Ending balance	$1,111	$—

	Year Ended December 31, 2010
	Auction-Rate Securities	Auction Rate Security Put Option
Beginning balance	$22,655	$1,289
Transfer into Level 3	—	—
Sales	(21,300)	—
Total gains/(losses):
Included in earnings	1,289	(1,289)
Included in other comprehensive income/loss	23	—
Ending balance	$2,667	$—

There were no transfers between Level 1 and Level 2 financial assets in 2011 and 2010.

Segment Information

During the second quarter of 2009, we sold our Enterprise business to Consona.  After reclassifying the Enterprise segment to discontinued operations, our continuing operations consist solely of our remaining segment, the Consumer Business.  Revenue from customers located outside the United States was approximately $366,000, $302,000, and $274,000 for the years ended December 31, 2011, 2010, and 2009, respectively.

Sales to customers in different geographic areas, expressed as a percentage of revenue, for the years ended December 31, 2011, 2010 and 2009, were:

	Year Ended December 31,
	2011	2010	2009
Americas	99%	99%	98%
Europe and Asia Pacific	1	1	2
Total	100%	100%	100%

For the year ended December 31, 2011, Comcast, Office Depot and Staples accounted for 14%, 23% and 15% of our total revenue, respectively.  For the year ended December 31, 2010, Office Depot and Staples accounted for 43% and 17% of our total revenue, respectively.  For the year ended December 31, 2009, Office Depot accounted for 82% of our total revenue.  There were no other customers that accounted for 10% or more of our total revenue in any of the periods presented.

Long-lived assets are attributed to the geographic location in which they are located.  We include in long-lived assets all tangible assets.  Long-lived assets regarding geographic areas are as follows (in thousands):

	December 31,
	2011	2010
United States	$418	$562
India	43	61
Total	$461	$623

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

In June 2011, the FASB issued ASU No. 2011-05, “Comprehensive Income”.  This update is to improve the comparability, consistency and transparency of financial reporting and increases the prominence of items reported in other comprehensive income. Under this amendment, an entity has the option to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements.  On October 21, 2011, the FASB decided that the specific requirement to present items that are reclassified from other comprehensive income to net income alongside their respective components of net income and other comprehensive income will be deferred.  With the exception of the requirements of the update subject to deferral, ASU No. 2011-05 is effective for public entities for fiscal years and interim periods within those years beginning after December 15, 2011. The Company does not believe that the adoption of this guidance will have a significant impact on the Company’s consolidated financial statements.

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

In December 2011, the FASB issued ASU No. 2011-11, “Disclosures about Offsetting Assets and Liabilities”.  This update is to require an entity to disclose information about offsetting and related arrangements to enable users of its financial statements to understand the effect of those arrangements on its financial position.  ASU No. 2011-11 will be effective for annual reporting periods beginning on or after January 1, 2013.  The Company does not expect this update will have any significant impact on our financial position.

Note 2. Warrants

On October 25, 2010, we entered into a Support Services Agreement (the “Customer Agreement”) with Comcast under which Support.com provides technology support services to customers of Comcast in exchange for fees. In connection with the Customer Agreement, Support.com and Comcast entered into a Warrant Agreement, under which Support.com agreed to issue to Comcast warrants to purchase up to 975,000 shares of Support.com common stock in the future in the event that Comcast meets specified sales milestones under the Customer Agreement. Each warrant, if issued, will have an exercise price per share of $4.9498 and a term of three years from issuance.  On September 27, 2011, the Company and Comcast amended the Warrant Agreement to extend the expiration date for the performance milestones while maintaining the previously agreed revenue thresholds. The warrants will be valued as they are earned, and the resulting value will be recorded as a charge against revenue in the period in which the performance milestone is met and the warrant is earned. As of December 31, 2011, none of the performance milestones have been met, and therefore no warrants have been issued.  Consequently, the Company has not recorded any warrant-related charges against our revenue for any period through December 31, 2011.

Note 3. Business Combination

SUPERAntiSpyware

On June 15, 2011, we executed an Asset Purchase Agreement to acquire certain assets and assume certain liabilities of SUPERAntiSpyware, a sole proprietorship located in Eugene, Oregon.  No stock was acquired as part of the transaction.  SAS provides software tools to detect and remove spyware, adware, rootkits, Trojans, worms, parasites, dialers, and other types of malware.   The acquisition increases the number and type of software products we provide to our customers, enables us to grow our direct business by marketing existing services to SAS software customers, and broadens the product suite we can offer to our channel partners.

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

We paid a total of $8.5 million in cash including $1.0 million held in escrow against payment of a milestone-based earn-out.  The earn-out consists of four criteria-based milestones that must be met by specific dates over the next 18 months.  The probability-weighted fair value of the $1.0 million payment is $919,000.  As a result, we recorded the $81,000 difference between $1.0 million escrow cash payment and $919,000 fair value as other current assets on our consolidated balance sheets.  The probability of milestone achievement will be re-measured quarterly and any changes in the estimated fair value will be recorded in statement of operations.  Following our periodic re-evaluation of the probability of milestone achievements, the remaining value of the other current asset on our consolidated balance sheets has been reduced from the $81,000 originally recorded to $75,000 at December 31, 2011.  We expect the value of this asset to decline as we near the completion dates of future milestones and re-evaluate the probability of these milestone achievements..

The tangible and identifiable intangible assets acquired and liabilities assumed, and resulting  goodwill are summarized below.  The financial information presented includes purchase accounting adjustments to the tangible and intangible assets:

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

The operating results of SAS have been included in our accompanying consolidated statements of operations from June 16, 2011, the day following acquisition.  Pro-forma results of operations have not been presented because the acquisition was not material to our results of operations.  In addition to the $8.5 million cash consideration, we incurred acquisition-related expenditures of approximately $363,000 as of December 31, 2011, which were expensed in the period in which they were incurred in accordance with ASC 805, Business Combinations.  These expenses were recorded in general and administrative expense in our consolidated statements of operations.

Note 4.  Property and Equipment

Property and equipment are stated at cost, less accumulated depreciation, and consist of the following (in thousands):

	December 31,
	2011	2010
Computer equipment and software	$4,043	$3,797
Furniture and office equipment	340	337
Leasehold improvements	399	399
Construction in progress	70	69
	4,852	4,602
Accumulated depreciation	(4,391)	(3,979)
	$461	$623

Depreciation expense was $438,000, $323,000, and $580,000, for the years ended December 31, 2011, 2010, and 2009, respectively.

Note 5. Intangible Assets

Amortization expense related to intangible assets was $866,000 in 2011, $364,000 in 2010 and $177,000 in 2009.

In December 2006, we acquired the use of a toll-free telephone number for cash consideration of $250,000. This asset has an indefinite useful life. The intangible asset is tested for impairment annually or more often if events or changes in circumstances indicate that the carrying value may not be recoverable.

The following table summarizes the components of intangible assets (in thousands):

	Non- compete	Partner Relationships	Customer Base	Technology Rights	Tradenames	Indefinite Life Intangibles	Total
As of December 31, 2011
Gross carrying value	$523	$145	$181	$5,330	$760	$250	$7,189
Accumulated amortization	(335)	(108)	(109)	(702)	(265)	—	(1,519)
Net carrying value	$188	$37	$72	$4,628	$495	$250	$5,670

As of December 31, 2010
Gross carrying value	$364	$145	$100	$420	$450	$250	$1,729
Accumulated amortization	(274)	(65)	(78)	(114)	(122)	—	(653)
Net carrying value	$90	$80	$22	$306	$328	$250	$1,076

The estimated future amortization expense of intangible assets, with the exception of the indefinite-life intangible assets as of December 31, 2011 is as follows (in thousands):

Fiscal Year	Amount
2012	$1,314
2013	1,206
2014	976
2015	976
2016	936
2017	12
Total	$5,420

Weighted average remaining useful life	4.6 years

The following table summarizes the components of purchased technology (in thousands):

	As of December 31,	As of December 31,
	2011	2010
Purchased technology	$350	$350
Accumulated amortization	(207)	(124)
Total purchased technology, net	$143	$226

The estimated future amortization expense of purchased technology as of December 31, 2011 is as follows (in thousands):

Fiscal Year	Amount
2012	$83
2013	60
Total	$143

Remaining useful life	1.8 years

Note 6. Commitments and Contingencies

Headquarters office lease.  In November 2006, we entered into a non-cancelable lease agreement for our headquarters office facility located in Redwood City, California. The lease commenced on January 1, 2007 and ends on July 31, 2012. The annual fixed rents are $483,000 for the year ending December 31, 2012, as long as we are not in default under the terms of the lease. We issued an unsecured irrevocable standby letter of credit of $100,000 to the landlord as a security deposit under the lease on November 1, 2011.

Other facility leases.  We lease our facilities under non-cancelable operating lease agreements, which expire at various dates through 2014.

Total facility rent expense pursuant to all operating lease agreements was approximately $621,000, $599,000, and $947,000 for the years ended December 31, 2011, 2010, and 2009, respectively.

As of December 31, 2011, minimum payments due under all non-cancelable lease agreements (including for offices that have been impaired) were as follows (in thousands):

Years ending December 31,	Operating Leases
2012	$612
2013	35
2014	13
Total minimum lease and principal payments	$660

Tax contingencies

We are required to make periodic filings in the jurisdictions where we are deemed to have a presence for tax purposes. We have undergone audits in the past and have paid assessments arising from these audits. Our India entity was issued notices of income tax assessment pertaining to the 2004-2005, 2005-2006, 2006-2007 and 2007-2008 fiscal years.  The notices claimed that the transfer price used in our inter-company agreements with our India entity was too low, and that the price should be increased.  We believe our current transfer pricing position is more likely than not to be sustained.  We believe that this will be resolved through the normal judicial appeal process used in India, and have submitted our case to the court. If we do not win our case we may incur additional payments, potentially up to $327,000.

We may be subject to other income tax assessments in the future.  We evaluate estimated expenses that could arise from those assessments in accordance with ASC 740.  We consider such factors as the degree of probability of an unfavorable outcome and the ability to make a reasonable estimate on the amount of expenses.  We record the estimated liability amount of those assessments that meet the definition of an uncertain tax position under ASC 740.

Legal contingencies

In November 2001, a class action lawsuit was filed against us, two of our former officers and certain underwriters in the United States District Court for the Southern District of New York. Similar complaints have been filed against 55 underwriters and more than 300 other companies and other individual officers and directors of those companies; the consolidated case is In re Initial Public Offering Securities Litigation, No. 21 MC 92 (SAS) (S.D.N.Y.). The lawsuit, which sought unspecified damages, fees and costs, alleged that our registration statement and prospectus dated July 18, 2000 for the issuance and initial public offering of 4,250,000 shares of our common stock contained material misrepresentations and/or omissions related to alleged inflated commissions received by the underwriters of the offering. On April 1, 2009, all parties entered into a Stipulation and Agreement of Settlement that would resolve all claims and dismiss the case against us and our former officers, without any payment by us or our former officers. On October 5, 2009, the court issued an order approving the settlement. Certain other parties appealed the settlement, and the appeal was subsequently dismissed by stipulation of the other parties on January 9, 2012.  This concludes the litigation.

On February 7, 2012, a lawsuit seeking class-action certification was filed against the Company in the United States District Court for the Northern District of California, No. 12-CV-00609, alleging that the design of one the Company’s software products and the method of promotion to consumers constitute fraudulent inducement, breach of contract, breach of express and implied warranties, and unjust enrichment. On the same day the same plaintiffs’ law firm filed another action in the United States District Court for the Southern District of New York, No. 12-CV-0963, involving similar allegations against a subsidiary of the Company and one of the Company’s channel partners who distributes our software products, and that channel partner has requested indemnification under contract terms with the Company. The law firm representing the plaintiffs in both cases has filed unrelated class actions in the past year against a number of major software providers with similar allegations about those providers’ products.  At this time, the Company believes a loss is neither probable nor estimable and based on available information regarding this litigation, the Company is unable to determine an estimate, or a range of estimates, of potential losses.

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

Guarantees

We have identified guarantees in accordance with ASC 450, Contingencies. The guidance stipulates that an entity must recognize an initial liability for the fair value, or market value, of the obligation it assumes under the guarantee at the time it issues such a guarantee, and must disclose that information in its interim and annual financial statements. We have entered into various service level agreements with our channel partners, in which we may guarantee the maintenance of certain service level thresholds. Under some circumstances, if we do not meet these thresholds, we may be liable for certain financial costs. We evaluate costs for such guarantees under the statement for accounting for contingencies, as interpreted by the guidance for guarantor’s accounting and disclosure requirements for guarantees. We consider such factors as the degree of probability that we would be required to satisfy the liability associated with the guarantee and the ability to make a reasonable estimate of the resulting cost. To date, we incurred costs of less than 1% of revenue as a result of any such obligations and have not accrued any liabilities related to such obligations in the consolidated financial statements as of December 31, 2011 and 2010.

Note 7. Restructuring Obligations and Other Charges

In the first quarter of 2009, we implemented a reduction in our workforce and closed certain facilities worldwide in order to reduce our ongoing cost structure.  We reduced our workforce by 17 employees, or approximately 6% of our non-agent headcount. All of the affected employees were terminated as of March 31, 2009.  As a result, we recorded a restructuring charge of $896,000 in 2009. The restructuring charge was primarily comprised of employee termination costs, professional services costs and facilities impairment costs.  Restructuring and impairment expenses included in the consolidated statement of operations totaled $821,000 in discontinued operations and $75,000 in continuing operations, including $6,000 for sales and marketing and $69,000 for general and administrative. As of June 30, 2011, we paid in full the balance of this restructuring obligation, and incurred $65,000 incremental facilities restoration costs related to the final obligations of our facility in the United Kingdom.  This expense was recorded in general and administrative.  As of December 31, 2011 there was no remaining balance related to this restructuring obligation.

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

In the third quarter of 2009, we ceased using a portion of our headquarters office in order to align our facilities usage with our current size.  As a result, we impaired approximately 46% of our Redwood City facility.  We recorded a restructuring charge of approximately $1.3 million, which related to the facility impairment and is included in our general and administrative expenses in our consolidated statement of operations.  As of December 31, 2011, the remaining balance on this restructuring obligation was $208,000, which we expect to pay through 2012.

In the first quarter of 2011, we implemented a reduction in our work-from-home workforce impacting a group with a specialized skill-set. We reduced our workforce by 21 employees, or less than 4% of our agent headcount. All of the affected employees were terminated as of March 17, 2011. As a result, we recorded a restructuring charge of $37,000 for cost of services in the first quarter of 2011. As of December 31, 2011, there was no remaining balance related to this restructuring obligation. In the third quarter of 2011, we undertook a restructuring of our operations in order to reduce our ongoing cost structure. We reduced our workforce by eight employees, or less than 1% of our headcount. All of the affected employees were terminated as of September 27, 2011. As a result, we recorded a restructuring charge of $368,000 in the third quarter of 2011, of which $55,000 was recorded in cost of services, $310,000 in sales and marketing and $3,000 in general and administrative. As of December 31, 2011, the remaining balance on this restructuring obligation was $2,000, which we expect to pay during the first quarter of 2012.

The following table summarizes activity associated with the restructuring obligation (see also Note 11) and related expenses incurred for the years ended December 31, 2011 and 2010 (in thousands):

	Severance(1)	Facilities(2)	Impairment(3)	Total
Restructuring costs incurred	$640	$1,299	$259	$2,198
Cash payments	(640)	(57)	—	(697)
Non-cash charges	—	—	(259)	(259)
Restructuring obligations, December 31, 2009	—	1,242	—	1,242
Restructuring costs incurred	—	—	—	—
Cash payments	—	(581)	—	(581)
Restructuring obligations, December 31, 2010	—	661	—	661
Restructuring costs incurred	405	65	—	470
Cash payments	(403)	(518)	—	(921)
Restructuring obligations, December 31, 2011	$2	$208	$—	$210

(1)	Severance costs include those expenses related to severance pay and related employee benefit obligations.

(2)
Facilities costs include obligations under non-cancelable leases for facilities that we will no longer occupy, as well as penalties associated with early terminations of leases and disposal of fixed assets. No sublease income has been included.

(3)	As part of the restructuring costs included in the table above, the Company wrote-off fixed assets related to the facilities that it will no longer occupy. This was a non-cash charge.

Note 8. Stockholders’ Equity

Stock Option Plans

We adopted the 2000 Omnibus Equity Incentive Plan (the “2000 Plan”). A total of 4,000,000 shares of common stock were initially reserved for issuance to eligible participants under the 2000 Plan. On January 1 of each year, the number of shares reserved may be increased by the lesser of 2,000,000 shares, 5% of outstanding shares, or an amount determined by the Board of Directors. On January 1, 2010, there were no shares reserved under the 2000 Plan.  In February 2010, this Plan was cancelled and left zero shares available for grant.

On July 27, 2009, we announced a tender offer (the “Exchange Offer”) in which we extended to our employees the opportunity to exchange outstanding options to purchase shares of our common stock granted under our 2000 Plan, as amended that were outstanding as of July 27, 2009 and that had exercise prices per share greater than $2.32, the last reported sale price per share of our common stock on The Nasdaq Global Select Market on August 21, 2009 (“Eligible Options”).  We made this offer on the terms and subject to the conditions set forth in the Exchange Offer documentation filed with the SEC, including a new three-year vesting schedule for the new options granted in the exchange.  Eligible Options were exchanged for an equivalent number of new nonqualified stock options (“New Options”) that we granted under the 2000 Plan, as amended.  In exchange for tendered options, we granted options to purchase approximately 4.1 million shares of common stock to Eligible Option holders on August 21, 2009, with an exercise price for the New Options equal to $2.32.  We conducted a valuation of exchanged options immediately before and immediately after the exchange in order to calculate the incremental stock compensation expense related to the exchange.  The total incremental expense of approximately $1.2 million is recognized ratably over the three-year vesting term of the exchanged options.

We also adopted the 2010 Equity and Performance Incentive Plan (the “2010 Plan”), effective as of February 8, 2010.  Under the 2010 Plan, the number of shares of Common Stock that may be issued will not exceed in the aggregate 5,000,000 shares of Common Stock plus the number of shares of Common Stock relating to the prior awards under the 2000 Plan that expire, are forfeited or are cancelled after the adoption of the Plan, subject to adjustment as provided in the 2010 Plan.  No grants will be made under the 2010 Plan after the tenth anniversary of its effective date.  As of December 31, 2011, options to purchase approximately 10.8 million shares were outstanding and an aggregate of approximately 2.4 million shares remain available for grant.

The following tables represent stock option activity for the years ended December 31, 2011, 2010, and 2009:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value (in ‘000’s)
Outstanding options at December 31, 2008	13,633,580	$4.41	4.54	$243
Granted	8,301,338	$2.36
Exercised	(244,770)	$1.47
Forfeited	(11,011,091)	$4.60
Outstanding options at December 31, 2009	10,679,057	$2.70	5.08	$2,559
Granted	1,471,900	$3.53
Exercised	(1,681,591)	$2.70
Forfeited	(883,002)	$2.67
Outstanding options at December 31, 2010	9,586,364	$2.83	4.48	$35,074
Granted	3,293,550	$3.69
Exercised	(190,480)	$2.36
Forfeited	(1,899,844)	$3.40
Outstanding options at December 31, 2011	10,789,590	$2.99	4.25	$8
Options vested and expected to vest	10,604,618	$2.99	4.21	$7
Exercisable at December 31, 2011	5,572,479	$2.97	3.16	$3

Non-vested Shares	Number of Shares	Weighted- Average Grant- Date Fair Value
Non-vested at December 31, 2010	5,875,558	$0.99
Granted	3,293,550	$1.63
Vested	(2,052,153)	$0.81
Forfeited	(1,899,844)	$1.56

Non-vested at December 31, 2011	5,217,111	$1.26

The aggregate intrinsic value in the table above represents the total pre-tax intrinsic value that would have been received by the option holders had they all exercised their options on December 31, 2011, 2010, and 2009. This amount will change based on the fair market value of our stock. The total aggregate intrinsic value of options exercised under our stock option plans was $608,000, $5.0 million and $561,000 for the years ended December 31, 2011, 2010 and 2009, respectively. The total fair value of options vested during 2011, 2010 and 2009 was $1.1 million, $3.0 million and $3.8 million, respectively.

At December 31, 2011, there was $6.1 million of unrecognized compensation cost related to existing options outstanding which is expected to be recognized over a weighted average period of 1.8 years.

Employee Stock Purchase Plan

In the second quarter of 2009 we sold our Enterprise business to Consona.  A sale of this nature qualified as the sale of “substantially all the assets of the business,” and according to the terms of the ESPP plan document such a sale terminated the ESPP.  As a result of the termination of the ESPP, we reversed all ESPP expenses related to the purchase period as of the time of the termination and refunded all amounts to the employees.  In the second quarter of 2011, to advance the interest of the Company and its stockholders by providing an incentive to attract, retain and reward eligible employees and by motivating such persons to contribute to the growth and profitability of the Company, the Company’s Board of Directors and stockholders approved a new ESPP and reserved 1,000,000 shares of our common stock for issuance under the ESPP.

In the first quarter of 2009, prior to the sale of the Enterprise business, a total of 74,041 shares were issued under ESPP.  For the year ended December 31, 2011, a total of 35,851shares were issued under the ESPP.

Stock Repurchase Program

On April 27, 2005, our Board of Directors authorized the repurchase of up to 2,000,000 outstanding shares of our common stock. As of December 31, 2011 the maximum number of shares remaining that can be repurchased under this program was 1,807,402.

Note 9. Income Taxes

The components of our loss before income taxes are as follows (in thousands):

	Year Ended December 31,
	2011	2010	2009
United States	$(18,455)	$(17,794)	$(5,292)
Foreign	457	(158)	(9,415)
Total	$(17,998)	$(17,952)	$(14,707)
Loss from discontinued operations, before income taxes	$(90)	$(58)	$(11,815)
Loss from continuing operations, before income taxes	$(18,088)	$(18,010)	$(26,522)

The provision for income taxes from continuing operations consisted of the following (in thousands):

	Year Ended December 31,
	2011	2010	2009
Current:
Federal	$—	$58	$(4,534)
State	99	30	(407)
Foreign	53	48	29
Total current	152	136	(4,912)
Deferred:
Federal	324	(48)	(29)
State	13	—	—
Foreign	(88)	—	—
Total provision for income taxes	$401	$88	$(4,941)

The provision for income taxes is comprised of estimates of current taxes due in domestic and foreign jurisdictions.  Due to the expiration of the Company’s tax holiday in India, the Company’s foreign tax provision for the current period includes India taxes, which are partially offset by an India tax benefit related to minimum alternative taxes paid during the holiday period.

The reconciliation of the Federal statutory income tax rate to our effective income tax rate is as follows (in thousands):

	Year Ended December 31,
	2011	2010	2009
Provision at Federal statutory rate	$(6,330)	$(6,283)	$(9,283)
State taxes	111	30	(407)
Permanent differences/other	416	254	207
Stock-based compensation	568	(1)	105
Federal valuation allowance provided	5,636	6,030	693
Impact of discontinued operations	—	58	3,744
Provision for income taxes	$401	$88	$(4,941)

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.   Significant components of our deferred tax assets and liabilities are as follows (in thousands):

	December 31,
	2011	2010
Deferred tax assets:
Accruals and reserves	$5,352	$4,358
Net operating loss carryforwards	47,007	41,966
Federal and State tax credits	3,761	4,392
Other credits	165	196
Intangible assets	516	86
Fixed assets	292	372
Gross deferred tax assets	57,093	51,370
Valuation allowance	(56,679)	(51,043)
Total deferred tax assets	414	327
Deferred tax liabilities:
Intangible Assets	(467)
Total deferred tax liabilities	(467)	—
Net deferred tax assets(liabilities)	$(53)	$327

ASC 740 provides for the recognition of deferred tax assets if realization of such assets is more likely than not to occur. Based on management’s review of both the positive and negative evidence, which includes our historical operating performance, reported cumulative net losses since inception and difficulty in accurately forecasting its results, the Company has concluded that it is not more likely than not that the Company will be able to realize all of the Company’s U.S. deferred tax assets.  Therefore, the Company has provided a full valuation allowance against our U.S. deferred tax assets.

Based on management’s review of both positive and negative evidence, which includes the historical operating performance of our Canadian subsidiary, the Company has concluded that it is more likely than not that the Company will be able to realize a portion of the Company’s Canadian deferred tax assets.  Therefore, the Company has released $118,000 of the related valuation allowance.  There is no valuation allowance against the Company’s India deferred tax assets primarily relating to Minimum Alternative Tax (MAT).  The Company reassesses the need for its valuation allowance on a quarterly basis.

Based on management’s review discussed above, the realization of deferred tax assets is dependent on improvements over present levels of consolidated pre-tax income.  Until the Company reaches profitability in the U.S., it will not realize its deferred tax assets.  When the Company reaches Federal taxable income, the Company may be subject to alternative minimum tax.

The net valuation allowance increased by approximately $5.6 million, and $6.0 million, during the years ended December 31, 2011 and 2010, respectively.  The increase in the Company’s net operating losses for the year ended December 31, 2011 is primarily due to the addition of Federal net operating losses of $5.0 million.

As of December 31, 2011, the Company had Federal and state net operating loss carryforwards of approximately $114.7 million and $83.5 million, respectively. The Company also had Federal and state research and development credit carryforwards of approximately $2.1 million and $1.9 million, respectively. Of these amounts, approximately $6.5 million of Federal net operating loss carryforwards are related to stock option deductions which, if utilized, will be accounted for as an addition to equity rather than as a reduction of the provision for income taxes.  The Federal net operating loss and credit carryforwards will expire at various dates beginning in 2019 through 2031, if not utilized. The state net operating loss carryforwards will expire at various dates beginning in 2013 through 2031, if not utilized. The state research and development credit carryforwards do not have an expiration date.

Utilization of net operating loss carryforwards and credits may be subject to substantial annual limitation due to the ownership change limitations provided by the Internal Revenue Code of 1986, as amended, and similar state provisions. The annual limitation may result in the expiration of net operating losses and credits before utilization.

ASC 740 clarifies the accounting for uncertainties in income taxes by prescribing guidance for the recognition, de-recognition and measurement in financial statements of income tax positions taken in previously filed tax returns or tax positions expected to be taken in tax returns, including a decision whether to file or not to file in a particular jurisdiction.  ASC 740 requires the disclosure of any liability created for unrecognized tax benefits.  The application of ASC 740 may also affect the tax bases of assets and liabilities and therefore may change or create deferred tax liabilities or assets.

A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows (in thousands):
	Year Ended December 31,
	2011	2010	2009
Balance at beginning of year	$3,776	$3,706	$2,361
Increase related to prior year tax positions	—	226	1,331
Decrease related to prior year tax positions	(494)	(5)	—
Increase related to current year tax positions	55	63	211
Settlements with tax authorities	—	—	(90)
Decrease related to lapse of statute of limitations	(127)	(214)	(107)
Balance at end of year	$3,210	$3,776	$3,706

The Company’s total amounts of unrecognized tax benefits that, if recognized, that would affect its tax rate are $0.6 million and $0.8 million as of December 31, 2011 and 2010, respectively.

With the adoption of ASC 740-10, the Company’s policy to include interest and penalties related to unrecognized tax benefits within its provision for (benefit from) income taxes did not change. The Company had $91,000 accrued for payment of interest and penalties related to unrecognized tax benefit as of December 31, 2011.  The company had $117,000 and $121,000 accrued for payment of interest and penalties related to unrecognized tax benefit as of December 31, 2010 and 2009, respectively. The Company recognized $28,000 of interest and penalties related to unrecognized tax benefits during the year ended December 31, 2011.

As of December 31, 2011, the amount of recognized tax benefit where it is reasonably possible that a significant change may occur in the next 12 months is approximately $143,000. The change would result from expiration of a statute of limitations in a foreign jurisdiction.

The Company and its subsidiaries are subject to United States federal income tax, as well as income tax in multiple state and foreign jurisdictions. The tax returns for the years 1998 to 2011 remain subject to examination.

Note 10. Quarterly Financial Information (Unaudited)

Selected quarterly financial information for 2011 and 2010 is as follows:

	Fiscal Year 2011 Quarter Ended
	Mar. 31, 2011	Jun. 30, 2011	Sept. 30, 2011	Dec. 31, 2011
	(in thousands, except per share data)
Statements of Operations Data:
Revenue:
Services	$9,150	$8,442	$8,532	$11,124
Software and other	3,880	5,012	3,818	3,881
Total revenue	13,030	13,454	12,350	15,005
Cost of revenue:
Cost of services	6,817	6,601	7,917	8,584
Cost of software and other	404	433	458	449
Total cost of revenue	7,221	7,034	8,375	9,033
Gross profit	5,809	6,420	3,975	5,972
Operating expenses:
Research and development	1,448	1,433	1,577	1,599
Sales and marketing	4,785	5,543	5,954	5,509
General and administrative	2,786	3,439	3,074	2,706
Amortization of intangible assets	83	122	330	331
Total operating expenses	9,102	10,537	10,935	10,145
Loss from operations	(3,293)	(4,117)	(6,960)	(4,173)
Interest income and other, net	150	125	96	84
Loss from continuing operations, before income taxes	(3,143)	(3,992)	(6,864)	(4,089)
Income tax provision	2	29	264	106
Loss from continuing operations, after income taxes	(3,145)	(4,021)	(7,128)	(4,195)
Income (loss) from discontinued operations, after income taxes	3	(18)	18	(154)
Net loss	$(3,142)	$(4,039)	$(7,110)	$(4,349)
Basic and diluted earnings per share:
Loss from continuing operations	$(0.07)	$(0.08)	$(0.15)	$(0.09)
Income (loss) from discontinued operations	0.00	(0.00)	0.00	(0.00)
Basic and diluted net loss per share	$(0.07)	$(0.08)	$(0.15)	$(0.09)

	Fiscal Year 2010 Quarter Ended
	Mar. 31, 2010	Jun. 30, 2010	Sept. 30, 2010	Dec. 31, 2010
	(in thousands, except per share data)
Statements of Operations Data:
Revenue:
Services	$6,730	$6,882	$9,280	$9,384
Software and other	3,129	3,004	2,898	2,870
Total revenue	9,859	9,886	12,178	12,254
Cost of revenue:
Cost of services	5,484	7,346	6,927	6,980
Cost of software and other	348	335	294	381
Total cost of revenue	5,832	7,681	7,221	7,361
Gross profit	4,027	2,205	4,957	4,893
Operating expenses:
Research and development	1,343	1,281	1,274	1,316
Sales and marketing	3,971	4,320	4,889	4,911
General and administrative	2,952	2,887	2,499	2,625
Amortization of intangible assets	88	93	93	90
Total operating expenses	8,354	8,581	8,755	8,942
Loss from operations	(4,327)	(6,376)	(3,798)	(4,049)
Interest income and other, net	186	149	101	104
Loss from continuing operations, before income taxes	(4,141)	(6,227)	(3,697)	(3,945)
Income tax provision	12	10	56	10
Loss from continuing operations, after income taxes	(4,153)	(6,237)	(3,753)	(3,955)
Income (loss) from discontinued operations, after income taxes	(5)	2	30	4
Net loss	$(4,158)	$(6,235)	$(3,723)	$(3,951)
Basic and diluted earnings per share:
Loss from continuing operations	$(0.09)	$(0.13)	$(0.08)	$(0.08)
Income (loss) from discontinued operations	(0.00)	0.00	0.00	0.00
Basic and diluted net loss per share	$(0.09)	$(0.13)	$(0.08)	$(0.08)

Note 11. Other Accrued Liabilities

Other accrued liabilities consist of the following (in thousands):

	As of December 31,
	2011	2010
Accrued expenses	$2,910	$2,469
Restructuring expenses	210	661
Customer deposits	1,160	182
Other accrued liabilities	211	263
Total other accrued liabilities	$4,491	$3,575

Note 12.  Subsequent Events

On January 13, 2012, the Company executed an Asset Purchase Agreement with RightHand IT Corporation, a managed service provider for small business located in Louisville, Colorado. The Company acquired certain assets and assumed certain liabilities, and paid a total amount of approximately $1.4 million.  The acquisition will deepen our small business expertise and enable us to grow our business by providing existing services to current customers, and broadening our services to other customers.

ITEM 9.     CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES.

None.

ITEM 9A.	CONTROLS AND PROCEDURES.

Disclosure controls and procedures.

We maintain “disclosure controls and procedures,” as such term is defined in Rule 13a-15(e) under the Exchange Act, that are designed to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act are recorded, processed, summarized, and reported within the time periods specified in Securities and Exchange Commission rules and forms, and that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating our disclosure controls and procedures, management recognized that disclosure controls and procedures, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the disclosure controls and procedures are met. Our disclosure controls and procedures have been designed to meet reasonable assurance standards. Additionally, in designing disclosure controls and procedures, our management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible disclosure controls and procedures. The design of any disclosure controls and procedures also is based in part on certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Based on an evaluation of the effectiveness of disclosure controls and procedures, our Chief Executive Officer (CEO) and Chief Financial Officer (CFO) have concluded that as of the end of the period covered by this Form 10-K our disclosure controls and procedures as defined under Exchange Act Rules 13a-15(e) and 15d-15(e) were effective to provide reasonable assurance that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified by the Securities and Exchange Commission and is accumulated and communicated to management, including the CEO and CFO, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting during the fourth quarter of 2011 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. As part of this evaluation, management established an internal control project team, engaged outside consultants and adopted a project work plan to document and assess the adequacy of our internal control over financial reporting, address any control deficiencies that were identified, and to validate through testing that the controls are functioning as documented. Based on the results of this evaluation, our management has concluded that our internal control over financial reporting was effective as of December 31, 2011 to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external reporting purposes in accordance with generally accepted accounting principles. We reviewed the results of management’s assessment with the Audit Committee of Support.com’s Board of Directors.

The effectiveness of our internal control over financial report as of December 31, 2011 has been audited by Ernst & Young LLP, an independent registered public accounting firm, as stated in their report, which is included herein.

/s/ Joshua Pickus
Joshua Pickus Chief Executive Officer and President

/s/ Shelly Schaffer
Shelly Schaffer Chief Financial Officer and Executive Vice President of Finance and Administration

Report of Independent Registered Public Accounting Firm
on Internal Control over Financial Reporting

The Board of Directors and Stockholders of
Support.com, Inc.

We have audited Support.com, Inc.’s internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Support.com, Inc.’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Report of Management on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

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

In our opinion, Support.com, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2011, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Support.com, Inc. as of December 31, 2011 and 2010, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2011, and our report dated March 9, 2012, expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP
Redwood City, California
March 9, 2012

ITEM 9B.	OTHER INFORMATION.

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

The information required by Item 10 of Form 10-K with respect to Item 401 of Regulation S-K regarding our directors is incorporated herein by reference from the information contained in the section entitled “Directors and Nominees” in our definitive Proxy Statement for the 2011 Annual Meeting of Stockholders (the “Proxy Statement”), a copy of which will be filed with the Securities and Exchange Commission.

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

We have adopted a Code of Ethics and Business Conduct for Employees, Officers and Directors which is applicable to all of our directors, executive officers and employees, including our Chief Executive Officer and Chief Financial Officer (our principal executive officer and principal financial and accounting officer, respectively). The Code of Ethics and Business Conduct for Employees, Officers and Directors is available on our website at http://www.support.com/about/investor-relations/corporategovernance. A copy of the Code of Ethics and Business Conduct for Employees, Officers and Directors will be provided without charge to any person who requests it by writing to Support.com, Inc., Investor Relations, 1900 Seaport Boulevard, 3rd Floor, Redwood City, CA  94063, or telephoning 1-877-493-2778. We will disclose on our website amendments to or waivers from our Code of Ethics and Business Conduct applicable to our directors or executive officers, including our Chairman, our Chief Executive Officer and our Chief Financial Officer, in accordance with all applicable laws and regulations.

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

Securities Authorized for Issuance Under Equity Compensation Plans

Equity Compensation Plan Information
As of December 31, 2011

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants, and rights (a)	Weighted-average exercise price of outstanding options, warrants, and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a) (c)
Equity Compensation Plans approved by security holders(1)	10,789,590	$2.99	2,369,492
Equity Compensation Plans not approved by security holders(2)	—	—	—
Total	10,789,590	$2.99	2,369,492	(3)

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
10.3*
Registrant’s 2010 Employee Stock Purchase Plan (Incorporated by reference to Annex A to the Registrant’s definitive proxy statement for the Registrant’s 2011 annual meeting of stockholders filed with the Securities and Exchange Commission on April 15, 2011).

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

10.6*
Employment Offer Letter dated as of January 29, 2008, as amended on July 30, 2009 and October 6, 2011, by and between the Registrant and Shelly Schaffer (incorporated by reference to Exhibit 10.3 of Support.com’s current report on Form 8-K filed on October 12, 2011).

10.7*
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

SIGNATURES

Pursuant to the requirements of the Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on this 9th day of March, 2012.

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

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated:

Signature	Title	Date

/s/ Joshua Pickus	Chief Executive Officer and President	March 9, 2012
Joshua Pickus	(Principal Executive Officer)

/s/ Shelly Schaffer	Chief Financial Officer and Executive Vice	March 9, 2012
Shelly Schaffer	President of Finance and Administration
(Principal Financial and Accounting Officer)

/s/ Jim Stephens	Chairman of the Board of Directors	March 9, 2012
Jim Stephens

/s/ Shawn Farshchi	Director	March 9, 2012
Shawn Farshchi

/s/ Mark Fries	Director	March 9, 2012
Mark Fries

/s/ Michael Linton	Director	March 9, 2012
Michael Linton

/s/ J. Martin O’Malley	Director	March 9, 2012
J. Martin O’Malley

/s/ Toni J. Portmann	Director	March 9, 2012
Toni J. Portmann

EXHIBIT INDEX

Exhibit	Description of Document
3.1	Restated Certificate of Incorporation, as amended (incorporated by reference to Exhibit 3.1 of Support.com’s annual report on Form 10-K for the year ended December 31, 2001).
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
10.3*
Registrant’s 2010 Employee Stock Purchase Plan (Incorporated by reference to Annex A to the Registrant’s definitive proxy statement for the Registrant’s 2011 annual meeting of stockholders filed with the Securities and Exchange Commission on April 15, 2011).

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

10.6*
Employment Offer Letter dated as of January 29, 2008, as amended on July 30, 2009 and October 6, 2011, by and between the Registrant and Shelly Schaffer (incorporated by reference to Exhibit 10.3 of Support.com’s current report on Form 8-K filed on October 12, 2011).

10.7*
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