Form 10-Q
period 2012-03-31
Support.com, Inc.
filed 2012-05-07
CIK 1104855

UNITED STATES
 SECURITIES AND EXCHANGE COMMISSION
 Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the Quarterly Period Ended March 31, 2012

                    OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from to

Commission File No. 000-30901

SUPPORT.COM, INC.
 (Exact Name of Registrant as Specified in Its Charter)

Delaware	94-3282005
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

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

On April 30, 2012, 48,706,214 shares of the Registrant’s Common Stock, $0.0001 par value, were outstanding.

SUPPORT.COM, INC.

FORM 10-Q

QUARTERLY PERIOD ENDED MARCH 31, 2012

Index

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS (UNAUDITED)

 SUPPORT.COM, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands)

	March 31, 2012	December 31, 2011
	(Unaudited)	(1)
ASSETS
Current assets:
Cash and cash equivalents	$19,480	$22,159
Short-term investments	30,883	29,743
Accounts receivable, net	9,007	10,284
Prepaid expenses and other current assets	1,455	1,068
Total current assets	60,825	63,254
Long-term investment	1,225	1,111
Property and equipment, net	510	461
Goodwill	14,240	13,621
Purchased technology, net	123	143
Intangible assets, net	5,846	5,670
Other assets	958	736

Total assets	$83,727	$84,996

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$665	$1,196
Accrued compensation	2,734	1,676
Other accrued liabilities	5,458	4,491
Short-term deferred revenue	4,919	4,723
Total current liabilities	13,776	12,086
Long-term deferred revenue	388	489
Other long-term liabilities	1,151	1,086
Total liabilities	15,315	13,661
Commitments and contingencies (Note 4)
Stockholders’ equity:
Common stock	5	5
Additional paid-in capital	235,233	233,977
Accumulated other comprehensive loss	(1,504)	(1,698)
Accumulated deficit	(165,322)	(160,949)
Total stockholders’ equity	68,412	71,335

Total liabilities and stockholders’ equity	$83,727	$84,996

(1)	Derived from the December 31, 2011 audited Consolidated Financial Statements included in the Annual Report on Form10-K, as filed with the Securities and Exchange Commission on March 9, 2012.

See accompanying notes.

Index

SUPPORT.COM, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share amounts)
(Unaudited)

	Three Months Ended March 31,
	2012	2011
Revenue:
Services	$13,765	$9,150
Software and other	3,823	3,880
Total revenue	17,588	13,030
Cost of revenue:
Cost of services	10,291	6,817
Cost of software and other	470	404
Total cost of revenue	10,761	7,221
Gross profit	6,827	5,809
Operating expenses:
Research and development	1,770	1,448
Sales and marketing	6,130	4,785
General and administrative	2,914	2,786
Amortization of intangible assets and other	367	83
Total operating expenses	11,181	9,102
Loss from operations	(4,354)	(3,293)
Interest income and other, net	75	150
Loss from continuing operations, before income taxes	(4,279)	(3,143)
Income tax provision	118	2
Loss from continuing operations, after income taxes	(4,397)	(3,145)
Income from discontinued operations, after income taxes	24	3
Net loss	$(4,373)	$(3,142)

Basic and diluted earnings per share:
Loss from continuing operations	$(0.09)	$(0.07)
Income from discontinued operations	0.00	0.00
Basic and diluted net loss per share	$(0.09)	$(0.07)
Shares used in computing basic and diluted net loss per share	48,418	48,181

See accompanying notes.

Index

SUPPORT.COM, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(in thousands)
(Unaudited)

	Three Months Ended March 31,
	2012	2011

Comprehensive loss	$4,179	$3,275

Index

SUPPORT.COM, INC.
 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)
(Unaudited)

	Three Months Ended March 31,
	2012	2011
Operating Activities:
Net loss	$(4,373)	$(3,142)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	132	100
Amortization of premiums and discounts on investments	139	438
Amortization of purchased technology	20	20
Amortization of intangible assets and other	367	83
Stock-based compensation	995	805
Changes in assets and liabilities:
Accounts receivable, net	1,428	(726)
Prepaid expenses and other current assets	(355)	381
Other long-term assets	(199)	(56)
Accounts payable	(531)	(167)
Accrued compensation	1,057	610
Other accrued liabilities	860	128
Other long-term liabilities	49	(62)
Deferred revenue	46	422
Net cash used in operating activities	(365)	(1,166)

Investing Activities:
Purchases of property and equipment	(70)	(78)
Acquisition of business	(1,327)	—
Purchases of investments	(15,161)	(17,452)
Sales of investments	—	3,998
Maturities of investments	13,895	14,844
Net cash provided by (used in) investing activities	(2,663)	1,312

Financing Activities:
Proceeds from issuances of common stock	261	216
Net cash provided by financing activities	261	216
Net increase (decrease) in cash and cash equivalents	(2,767)	362
Effect of exchange rate changes on cash and cash equivalents	88	9
Cash and cash equivalents at beginning of period	22,159	18,561
Cash and cash equivalents at end of period	$19,480	$18,932

Supplemental schedule of cash flow information:
Income taxes paid (refunded)	$104	$(8)

See accompanying notes.

Index

SUPPORT.COM, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 1. Significant Accounting Policies

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements include the accounts of Support.com, Inc. (the “Company”, “Support.com”, “we” or “us”) and its wholly owned subsidiaries. All intercompany balances and transactions have been eliminated. The condensed consolidated balance sheet as of March 31, 2012 and the condensed consolidated statements of operations and comprehensive loss for the three months ended March 31, 2012 and 2011 and condensed consolidated cash flows for the three months ended March 31, 2012 and 2011 are unaudited. In the opinion of management, these unaudited interim condensed consolidated financial statements reflect all adjustments (consisting of normal recurring adjustments) that are necessary for a fair presentation of the results for, and as of, the periods shown. The results of operations for such periods are not necessarily indicative of the results expected for the full fiscal year or for any future period. The condensed consolidated balance sheet information as of December 31, 2011 is derived from audited financial statements as of that date. These unaudited interim condensed consolidated financial statements should be read with the consolidated financial statements and related notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2011, filed with the Securities and Exchange Commission on March 9, 2012.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes.  The accounting estimates that require management’s most significant, difficult and subjective judgments include accounting for revenue recognition, the valuation and recognition of long-term investment, the assessment of recoverability of intangible assets and their estimated useful lives, the valuations and recognition of stock-based compensation and the recognition and measurement of current and deferred income tax assets and liabilities.  Actual results could differ materially from these estimates.

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

Index

We offer services to consumers and small businesses, either through our channel partners (which include broadband service providers, retailers, technology companies and others) or directly via our website at www.support.com. We transact with customers via reseller programs, referral programs and direct transactions. In reseller programs, the channel partner generally executes the financial transactions with the consumer and pays a fee to us which we recognize as revenue when the service is delivered. In referral programs, we transact with the consumer directly and pay a referral fee to the referring party. Referral fees are generally expensed in the period in which revenues are recognized. In such instances, since we are the transacting party and bear substantially all risks associated with the transaction, we record the gross amount of revenue. In direct transactions, we sell directly to the customer at the retail price.

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

• Service Cards / Gift Cards—Customers purchase a service card or a gift card, which entitles the cardholder to redeem a certain service at a time of their choosing. For these sales, revenue is deferred until the card has been redeemed and the service has been provided.

In certain cases, we are paid for services that are sold but not yet delivered. We initially record such balances as deferred revenue, and recognize revenue when the service has been provided or, on the non-subscription portion of these balances, when the likelihood of the service being redeemed by the customer is remote (“services breakage”). Based on our historical redemption patterns for these relationships, we believe that the likelihood of a service being delivered more than 90 days after sale is remote.  We therefore recognized non-subscription deferred revenue balances older than 90 days as services revenue. For the three months ended March 31, 2012 and 2011, services breakage revenue was immaterial, and accounted for approximately 2% and 1% of our total revenue, respectively.

 Channel partners are generally invoiced monthly. Fees from consumers via referral programs and direct transactions are generally paid with a credit card at the time of sale. Revenue is recognized net of any applicable sales tax.

We generally provide a refund period on services, during which refunds may be granted to consumers under certain circumstances, including inability to resolve certain support issues. For our channel sales, the refund period varies by partner, but is generally between 5 and 14 days. For referral programs and direct transactions, the refund period is generally 5 days. For all channels, we recognize revenue net of refunds and cancellations during the period. Refunds and cancellations have not been material to date.

Software and Other Revenue

Software and other revenue is comprised primarily of fees for software products provided through direct customer downloads and, to a lesser extent, through the sale of this software via channel partners. Our software is sold to consumers as a perpetual license or as a fixed period subscription. We act as the primary obligor and generally control fulfillment, pricing, product requirements, and collection risk and therefore we record the gross amount of revenue.

For certain products, we sell perpetual licenses.  We provide a limited amount of free technical support to customers. Since the cost of providing this free technical support is insignificant and free product enhancements are minimal and infrequent, we do not defer the recognition of revenue associated with sales of these products.

For certain of our products (principally SUPERAntiSpyware), we sell licenses for a fixed subscription period.  We provide regular, significant updates over the subscription period and therefore recognize revenue for these products ratably over the subscription period.

Index

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

Long-term investment consists of an auction-rate security (“ARS”).  Our cash equivalents, short-term and long-term investments are classified as available-for-sale, and are reported at fair value with unrealized gains/losses (when deemed to be temporary) included in accumulated other comprehensive income within stockholders’ equity in the condensed consolidated balance sheets. We recorded net unrealized losses on our available-for-sale securities of $185,000 and $311,000 at March 31, 2012 and December 31, 2011, respectively. The cost of securities sold is based on the specific identification method.

We monitor our investments for impairment on a quarterly basis and determine whether a decline in fair value is other-than-temporary by considering factors such as current economic and market conditions, the credit rating of the security’s issuer, the length of time an investment’s fair value has been below our carrying value, our intent to sell the security and our belief that we will not be required to sell the security before the recovery of our amortized cost. If an investment’s decline in fair value is deemed to be other-than-temporary, we reduce its carrying value to its estimated fair value, as determined based on quoted market prices or liquidation values. Declines in value judged to be other-than-temporary, if any, are recorded in operations as incurred. At March 31, 2012, we evaluated our unrealized gains/losses on available-for-sale securities, the majority of which is from the long-term ARS, and determined them to be temporary. The long-term investment has been in a continuous unrealized loss position for more than 12 months. We currently do not intend to sell securities with unrealized losses and we concluded that we will not be required to sell these securities before the recovery of our amortized cost basis.

The following is a summary of cash, cash equivalents and investments at March 31, 2012 and December 31, 2011 (in thousands):

As of March 31, 2012	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Cash	$7,486	$—	$—	$7,486
Money market funds	11,994	—	—	11,994
Certificates of deposits	480	—	—	480
Commercial paper	3,296	—	—	3,296
Corporate bonds	18,889	4	(13)	18,880
Corporate notes	1,534	—	—	1,534
Treasuries	1,000	—	—	1,000
U.S. government agency securities	5,694	—	(1)	5,693
Auction-rate securities	1,400	—	(175)	1,225
	$51,773	$4	$(189)	$51,588

Classified as:

Cash and cash equivalents	$19,480	$—	$—	$19,480
Short-term investments	30,893	4	(14)	30,883
Long-term investments	1,400	—	(175)	1,225
	$51,773	$4	$(189)	$51,588

Index

As of December 31, 2011	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Cash	$6,461	$—	$—	$6,461
Money market funds	15,698	—	—	15,698
Certificates of deposits	480	—	—	480
Commercial paper	6,295	—	(6)	6,289
Corporate bonds	13,726	1	(14)	13,713
Corporate notes	1,557	—	(2)	1,555
U.S. government agency securities	7,707	—	(1)	7,706
Auction-rate securities	1,400	—	(289)	1,111
	$53,324	$1	$(312)	$53,013

Classified as:

Cash and cash equivalents	$22,159	$—	$—	$22,159
Short-term investments	29,765	1	(23)	29,743
Long-term investments	1,400	—	(289)	1,111
	$53,324	$1	$(312)	$53,013

The following table summarizes the estimated fair value of our available-for-sale securities classified by the stated maturity date of the security (in thousands):

	March 31	December 31
	2012	2011
Due within one year	$24,513	$29,503
Due within two years	6,370	240
Due after three years	1,225	1,111
	$32,108	$30,854

At March 31, 2012 and December 31, 2011 we had an investment in a AAA-rated ARS with a state student loan authority with an estimated fair value of $1.2 million and $1.1 million, respectively.  This investment is substantially guaranteed by the federal government through the Federal Family Education Loan Program (FFELP). The ARS is a long-term floating rate bond tied to short-term interest rates. After the initial issuance, the interest rate on the security is reset periodically, at intervals established at the time of issuance (e.g., every seven days, twenty-eight days, thirty-five days, or every six months), based on market demand, if the auctions are successful, through a competitive bidding process often referred to as a “Dutch auction.” If there is insufficient interest in the securities at the time of an auction, the auction may not be completed and the ARS then pays a default interest rate. Following such a failed auction, we cannot access our funds that are invested in the corresponding ARS until a future auction of these investments is successful, new buyers express interest in purchasing these securities between reset dates, issuers establish a different form of financing to replace these securities or final payments become due according to contractual maturities. Commencing in February 2008, conditions in the global credit markets resulted in failed auctions for all of the ARS we held. In the near term, our ability to liquidate our investment in the ARS or fully recover the carrying value may be limited or not exist.

Presently we have determined the decline in value for the available-for-sale ARS to be temporary because i) we have no intent to sell the security, and we believe that we will not be required to sell the security before the recovery of its amortized cost due to our cash reserves; ii) through March 31, 2012 our remaining ARS instrument has maintained a AAA credit rating; and iii) loans made by the issuers are backed by the Federal government. However, if circumstances change, we may be required to record an other-than-temporary impairment charge on the available-for-sale ARS. We may similarly be required to record other-than-temporary impairment charges if the rating on this security is reduced or if the issue defaults on its obligations. In addition to impairment charges, any of these events could cause us to lose part or all of our investment in this security. Any of these events could materially affect our results of operations and our financial condition. We currently believe this security is not significantly impaired for the reasons described above; however, it could take until the final maturity of the underlying notes (up to 30 years) to realize our investment’s recorded value.

Index

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

In accordance with ASC 820, the following table represents our fair value hierarchy for our financial assets (cash equivalents and investments) measured at fair value on a recurring basis as of March 31, 2012 and December 31, 2011 (in thousands):

As of March 31, 2012	Level 1	Level 2	Level 3	Total
Money market funds	$11,994	$—	$—	$11,994
Certificates of deposits	480	—	—	480
Commercial paper	—	3,296	—	3,296
Corporate bonds	—	18,880	—	18,880
Corporate notes	—	1,534	—	1,534
U.S. government agency securities	—	5,693	—	5,693
Treasuries	—	1,000	—	1,000
Auction-rate securities	—	—	1,225	1,225
Total	$12,474	$30,403	$1,225	$44,102

As of December 31, 2011	Level 1	Level 2	Level 3	Total
Money market funds	$15,698	$—	$—	$15,698
Certificates of deposits	480	—	—	480
Commercial paper	—	6,289	—	6,289
Corporate bonds	—	13,713	—	13,713
Corporate notes	—	1,555	—	1,555
U.S. government agency securities	—	7,706	—	7,706
Auction-rate securities	—	—	1,111	1,111
Total	$16,178	$29,263	$1,111	$46,552

For marketable securities, measured at fair value using Level 2 inputs, we review trading activity and pricing for these investments as of the measurement date. When sufficient quoted pricing for identical securities is not available, we use market pricing and other observable market inputs for similar securities obtained from various third party data providers. These inputs either represent quoted prices for similar assets in active markets or have been derived from observable market data.  There have been no transfers between Level 1 and Level 2 measurements during the three months ended March 31, 2012.

Index

Level 3 asset consists of an ARS with a state student loan authority. Beginning in February 2008, all auctions for the ARS have failed. Based on the continued failure of these auctions and the underlying maturity of this security, we continue to classify our holding as a long-term asset.  The fair value for our ARS as of March 31, 2012 and December 31, 2011 was estimated by management and based on a discounted cash flow valuation that takes into account a number of factors including the estimated weighted average remaining term (WART) of the underlying securities, the expected return, and the discount rate. The WART was estimated based on servicing reports and expectations regarding redemptions.  The expected return was calculated based on the last twelve months’ average for the 91 day T-bill plus a spread. This rate is the typical default rate for ARS held by us. The discount rate was calculated using the 3-month LIBOR rate plus adjustments for the security type. Changes in any of the above estimates, especially the weighted average remaining term or the discount rate, could result in a material change to the fair value.

The following table provides a summary of changes in fair value of our Level 3 financial assets as of March 31, 2012 and 2011 (in thousands):

Three Months Ended March 31, 2012
Auction-Rate Securities
Beginning balance at December 31, 2011	$1,111
Transfer into Level 3	—
Total gains/(losses):
Included in interest income and other, net	—
Included in other comprehensive loss	114

Ending balance at March 31, 2012	$1,225

Three Months Ended March 31, 2011
Auction-Rate Securities
Beginning balance at December 31, 2010	$2,667
Transfer into Level 3	—
Total gains/(losses):
Included in interest income and other, net	—
Included in other comprehensive loss	(69)

Ending balance at March 31, 2011	$2,598

Concentrations of Credit Risk

Financial instruments that potentially subject us to concentrations of credit risk consist principally of cash equivalents, investments and trade accounts receivable. Our investment portfolio consists of investment grade securities. Except for obligations of the United States government and securities issued by agencies of the United States government, we diversify our investments by limiting our holdings with any individual issuer. We are exposed to credit risks in the event of default by the issuers to the extent of the amount recorded on the balance sheet.  At March 31, 2012, we held approximately $1.2 million of AAA-rated student loan auction-rate debt securities.  See the Cash, Cash Equivalents and Investments section of this Note 1 to the condensed consolidated financial statements for more information.

Index

For the three months ended March 31, 2012, Comcast, Office Depot, OfficeMax and Staples accounted for 27%, 17%, 14% and 11% of our total revenue.  No other customers accounted for 10% or more of total revenue.  For the three months ended March 31, 2011, Office Depot and Staples accounted for 31% and 20% of our total revenue.  No other customers accounted for 10% or more of total revenue.

The credit risk in our trade accounts receivable is mitigated by our credit evaluation process and reasonably short payment terms.  As of March 31, 2012, Comcast, Office Depot, OfficeMax and Staples accounted for 34%, 16%, 16% and 14%, of our total accounts receivable, net and no other customers represented greater than 10% of our total accounts receivable, net.  As of December 31, 2011, Comcast, Staples, Office Depot and OfficeMax accounted for 41%, 17%, 15% and 13% of our total accounts receivable, respectively.  No other customers represented greater than 10% or over of our total accounts receivable, net.

Trade Accounts Receivable and Allowance for Doubtful Accounts

Trade accounts receivable are recorded at the invoiced amount. We perform evaluations of our customers’ financial condition and generally do not require collateral. We make judgments as to our ability to collect outstanding receivables and provide allowances for a portion of receivables when collection becomes doubtful.  Provisions are made based upon a specific review of all significant outstanding invoices. For those invoices not specifically provided for, provisions are recorded at differing rates, based upon the age of the receivable. In determining these percentages, we analyze our historical collection experience and current payment trends. The determination of past-due accounts is based on contractual terms.  At March 31, 2012 and December 31, 2011, we had an allowance for doubtful accounts of $7,000 and $20,000, respectively.

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

Purchased Technology and Internal Use Software

We capitalize costs related to software that we license and incorporate into our product and service offerings or develop for internal use.  In July 2009, we licensed source code for technology associated with remote computer access in the amount of $350,000.  We recorded amortization expense related to this technology of $20,000 for the three months ended March 31, 2012 and 2011.  In addition, as of March 31, 2012, we are carrying $70,000 of capitalized costs incurred in connection with the development of software for internal use.  This software is not yet implemented.  We will amortize this cost over the useful life of this software once it is placed into service.

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

For the three months ended March 31, 2012, options to acquire approximately 307,000 shares of our common stock were granted. For the three months ended March 31, 2011, options to acquire approximately 1,021,000 shares of our common stock were granted.  The fair value of the stock options granted to employees was estimated using the following assumptions:

	Three Months Ended March 31,
	2012	2011
Stock Option Plan:
Risk-free interest rate	0.62%	1.73%
Expected term (in years)	3.63	3.58
Volatility	57.53%	61.66%
Expected dividend	0%	0%
Weighted average fair value (per share)	$0.98	$2.81

In the second quarter of 2009 we sold our Enterprise business to Consona Corporation.  This sale qualified as the sale of “substantially all the assets of the business,” and according to the terms of our Employee Stock Purchase Plan (“ESPP”) plan document, such a sale terminated the ESPP.  In the second quarter of 2011, to advance the interests of the Company and its stockholders by providing an incentive to attract, retain and reward eligible employees and by motivating such persons to contribute to the growth and profitability of the Company, the Company’s Board of Directors and stockholders approved a new Employee Stock Purchase Plan and reserved 1,000,000 shares of our common stock for issuance effective as of May 15, 2011. No new six-month offering periods under the ESPP were initiated by the Company during the three months ended March 31, 2012. In addition, no shares were issued under the ESPP in the three months ended March 31, 2012.

We recorded the following stock-based compensation expense for the three months ended March 31, 2012 and 2011:

	Three Months Ended March 31,
	2012	2011
ESPP compensation expense recognized in:
Cost of services	$8	$—
Research and development	3	—
Sales and marketing	2	—
General and administrative	2	—
	15	—

Stock option compensation expense recognized in:
Cost of services	$85	$55
Cost of software	10	—
Research and development	283	161
Sales and marketing	136	152
General and administrative	466	437
	980	805
Stock-based compensation expense included in total costs and expenses	$995	$805

Index

The following tables represent the stock option activity for the three months ended March 31, 2012:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value (in ‘000’s)

Outstanding options at December 31, 2011	10,789,590	$2.99	4.25	$8

Granted	307,350	$2.32

Exercised	(101,807)	$2.57

Forfeited	(265,686)	$3.14

Outstanding options at the end of the period	10,729,447	$2.98	4.01	$6,517

Options vested and expected to vest	10,564,143	$2.97	3.97	$6,427

Outstanding exercisable at the end of the period	6,029,151	$2.95	2.89	$3,519

The aggregate intrinsic value in the table above represents the total pre-tax intrinsic value that would have been received by the option holders had they all exercised their options on March 31, 2012. This amount changes based on the fair market value of our stock. During the three months ended March 31, 2012 and 2011, the aggregate intrinsic value of options exercised under our stock option plans was $89,000 and $543,000 respectively. Total fair value of options vested during the three months ended March 31, 2012 and 2011 was $1.0 million and $805,000, respectively.

At March 31, 2012, there was $5.1 million of unrecognized compensation cost related to existing options outstanding which is expected to be recognized over a weighted average period of 1.7 years.

Net Loss Per Share

Basic net loss per share is computed using our net loss and the weighted average number of common shares outstanding during the reporting period. Diluted net loss per share is computed using our net loss and the weighted average number of common shares outstanding, including the effect from the potential issuance of common stock such as stock issuable pursuant to the exercise of stock options using the treasury stock method when dilutive.   For the three months ended March 31, 2012 and 2011, 693,000 and 2.7 million outstanding options were excluded from the computation of diluted net loss per share since their effect would have been anti-dilutive.

The following table sets forth the computation of basic and diluted net loss per share (in thousands, except per share amounts):

	Three months ended March 31,
	2012	2011
Net loss	$(4,373)	$(3,142)

Shares used in computing basic and diluted net loss per share	48,418	48,181
Basic and diluted net loss per share	$(0.09)	$(0.07)

Index

Warranties and Indemnifications

We generally provide a refund period on sales, during which refunds may be granted to consumers under certain circumstances, including our inability to resolve certain support issues.  For our channel sales, the refund period varies by channel partner, but is generally between 5-14 days.  For referral programs and direct transactions, the refund period is generally 5 days.  For all sales channels, we recognize revenue net of refunds and cancellations during the period.  Refunds and cancellations have not been material to date.

We generally agree to indemnify our customers against legal claims that our software products infringe certain third-party intellectual property rights.  As of March 31, 2012, we have not been required to make any payment resulting from infringement claims asserted against our customers and have not recorded any related reserves.

Recent Accounting Pronouncements

In May 2011, the FASB issued ASU No. 2011-04—Fair Value Measurement (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs, to provide a consistent definition of fair value and ensure that the fair value measurement and disclosure requirements are similar between U.S. GAAP and International Financial Reporting Standards. ASU 2011-04 changes certain fair value measurement principles and enhances the disclosure requirements particularly for level 3 fair value measurements. ASU 2011-04 is effective for the Company in its second quarter of fiscal 2012 and should be applied prospectively. The Company does not expect that the adoption of ASU 2011-04 will have any significant impact on its consolidated financial statements.

In June 2011, the FASB issued ASU No. 2011-05, “Comprehensive Income”.  This update is to improve the comparability, consistency and transparency of financial reporting and increases the prominence of items reported in other comprehensive income. Under this amendment, an entity has the option to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. ASU No. 2011-05 is effective for public entities for fiscal years and interim periods within those years beginning after December 15, 2011. The Company adopted this guidance in its condensed consolidated financial statements for the three months ended March 31, 2012 by presenting total comprehensive income/loss in two separate but consecutive statements.

In December 2011, the FASB issued ASU No. 2011-11, Disclosures about Offsetting Assets and Liabilities.  This update requires an entity to disclose information about offsetting and related arrangements to enable users of its financial statements to understand the effect of those arrangements on its financial position.  ASU No. 2011-11 will be effective for annual reporting periods beginning on or after January 1, 2013.  The Company does not expect that this update will have any significant impact on its financial position.

Note 2. Warrants

On October 25, 2010, we entered into a Support Services Agreement (the “Customer Agreement”) with Comcast Cable Communications Management, LLC (“Comcast”) under which Support.com provides technology support services to customers of Comcast in exchange for fees. In connection with the Customer Agreement, Support.com and Comcast entered into a Warrant Agreement, under which Support.com agreed to issue to Comcast warrants to purchase up to 975,000 shares of Support.com common stock in the future in the event that Comcast meets specified sales milestones under the Customer Agreement. Each warrant, if issued, will have an exercise price per share of $4.9498 and a term of three years from issuance.  On September 27, 2011, the Company and Comcast amended the Warrant Agreement to extend the expiration date for the performance milestones while maintaining the previously agreed revenue thresholds. The warrants will be valued as they are earned, and the resulting value will be recorded as a charge against revenue in the period in which the performance milestone is met and the warrant is earned. As of March 31, 2012, none of the performance milestones have been met, and therefore no warrants have been issued.  Consequently, the Company has not recorded any warrant-related charges against our revenue for any period through March 31, 2012.

Index

Note 3. Income Taxes

We recorded an income tax provision of $118,000 and $2,000 for the three months ended March 31, 2012 and 2011, respectively.  The provision for income taxes is comprised of estimates of current taxes due in domestic and foreign jurisdictions.  This provision reflects tax expense associated with state income tax, foreign taxes, and  tax expense related to the recording of a deferred tax liability that results from the amortization for income tax purposes of acquisition-related goodwill.

Goodwill recorded as part of a business combination is deductible for tax purposes and only recorded as a book charge if it is impaired.  A deferred tax liability is recorded as the tax deduction is realized, which will not be reversed unless and until the goodwill is disposed of or impaired.  We will continue to record an income tax expense related to the amortization of goodwill as a discrete item each quarter unless and until such impairment occurs.

As of March 31, 2012, our deferred tax assets are fully offset by a valuation allowance except in those jurisdictions where it is determined that a valuation allowance is not required. ASC 740, Income Taxes, provides for the recognition of deferred tax assets if realization of such assets is more likely than not. Based upon the weight of available evidence, which includes historical operating performance, reported cumulative net losses since inception and difficulty in accurately forecasting our future results, we provided a full valuation allowance against our net U.S. deferred tax assets and a partial valuation allowance against our foreign deferred tax assets.  We reassess the need for our valuation allowance on a quarterly basis. If it is later determined that a portion or all of the valuation allowance is not required it generally will be a benefit to the income tax provision in the period such determination is made.

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

Index

We are also subject to other routine legal proceedings, as well as demands, claims and threatened litigation, that arise in the normal course of our business, potentially including assertions that we may be infringing patents or other intellectual property rights of others. We currently do not believe that the ultimate amount of liability, if any, for such routine legal proceedings (alone or combined) will materially affect our financial position, results of operations or cash flows. The ultimate outcome of any litigation is uncertain, however, and unfavorable outcomes could have a material negative impact on our financial condition and operating results. Regardless of outcome, litigation can have an adverse impact on us because of defense costs, negative publicity, diversion of management resources and other factors.

Guarantees

We have identified guarantees in accordance with ASC 450, Contingencies. This guidance stipulates that an entity must recognize an initial liability for the fair value, or market value, of the obligation it assumes under the guarantee at the time it issues such a guarantee, and must disclose that information in its interim and annual financial statements. We have entered into various service level agreements with our channel partners, in which we may guarantee the maintenance of certain service level thresholds. Under some circumstances, if we do not meet these thresholds, we may be liable for certain financial costs. We evaluate costs for such guarantees under the provisions of ASC 450. We consider such factors as the degree of probability that we would be required to satisfy the liability associated with the guarantee and the ability to make a reasonable estimate of the resulting cost. To date, we incurred costs of less than 1% of revenue as a result of any such obligations and have not accrued any liabilities related to such obligations in the consolidated financial statements as of March 31, 2012 and December 31, 2011.

Note 5. Other Accrued Liabilities

Other accrued liabilities consist of the following (in thousands):

	March 31, 2012	December 31, 2011
Accrued expenses	$3,805	$2,910
Restructuring expenses	118	210
Customer deposits	1,272	1,160
Other accrued liabilities	263	211
Total other accrued liabilities	$5,458	$4,491

Note 6. Restructuring Obligations and Other Charges

In the third quarter of 2009, we ceased using a portion of our headquarters office in order to align our facilities usage with our current size.  As a result, we impaired approximately 46% of our Redwood City facility.  We recorded a restructuring charge of approximately $1.3 million, which related to the facility impairment.  As of March 31, 2012, the remaining balance on this restructuring obligation was $118,000, which we expect to pay through 2012.

The following table summarizes activity associated with the restructuring and related expenses incurred as of March 31, 2012 (in thousands):

	Severance(1)	Facilities(2)	Total
Restructuring obligations, December 31, 2011	$2	$208	$210
Cash payments	(2)	(90)	(92)
Restructuring obligations, March 31, 2012	$—	$118	$118

(1)	Severance costs include those expenses related to severance pay and related employee benefit obligations.

(2)
Facilities costs include obligations under non-cancelable leases for facilities that we will no longer occupy, as well as penalties associated with early terminations of leases and disposal of fixed assets. No sublease income has been included because subleasing is not permitted under the terms of our lease.

Index

Note 7. Business Combination

RightHand IT Corporation

On January 13, 2012, we executed an Asset Purchase Agreement to acquire certain assets and assume certain liabilities of RightHand IT Corporation (“RHIT”), a managed service provider for small business located in Louisville, Colorado.  No stock was acquired as part of the transaction. The acquisition deepens our small business expertise and enables us to grow our business by providing services to small business customers.

We engaged an independent third-party appraisal firm to assist in determining the fair value of assets acquired and liabilities assumed from the transaction.  Such a valuation requires management to make significant estimates, especially with respect to intangible assets.  These estimates are based on historical experience and information obtained from the management of the acquired company.  We placed value on RHIT’s existing customer relationships, as well as non-compete agreements signed by certain key employees.  The purchase price for RHIT exceeded the fair value of RHIT net tangible and intangible assets acquired.  As a result, we have recorded goodwill in connection with this transaction.  This goodwill is deductible for tax purposes.

We paid a total of $1.4 million in cash including $300,000 held in escrow against payment of a milestone-based earn-out.  The earn-out consists of two criteria-based milestones that must be met by specific dates through 2012.  The probability-weighted fair value of the $300,000 payment is $277,000.  As a result, we recorded the $23,000 difference between the $300,000 escrow cash payment and $277,000 fair value as other current assets on our consolidated balance sheets.  The probability of milestone achievement will be re-measured quarterly and any changes in the estimated fair value will be recorded in amortization of intangible assets and other in the consolidated statements of operations.  We expect the balance of this asset to decline as we near the completion dates of future milestones and re-evaluate the probability of these milestone achievements.

The tangible and identifiable intangible assets acquired and liabilities assumed, and resulting goodwill are summarized below.  The financial information presented includes purchase accounting adjustments to the tangible and intangible assets:

	Amount (in thousands)	Amortization Period
Accounts receivable	$151
Prepaid expenses and other current assets	46
Total current assets	197
Property and equipment, net	108
Other assets	28
Acquired assets	333

Other accrued liabilities	(106)
Short-term deferred revenue	(49)
Assumed liabilities	(155)

Net assets assumed	178

Identifiable intangible assets:
Non-compete	70	36 months
Customer base	460	60 months

Goodwill	619
Total purchase consideration	1,327
Other current asset	23
Total cash consideration	$1,350

The operating results of RHIT have been included in our accompanying consolidated statements of operations from January 14, 2012, the day following acquisition.  Pro-forma results of operations have not been presented because the acquisition was not material to our results of operations.  In addition to the $1.4 million cash consideration, we incurred acquisition-related expenditures of approximately $25,000 through March 31, 2012, which were expensed in the periods in which they were incurred in accordance with ASC 805, Business Combinations. These expenses were recorded in general and administrative expense in our consolidated statements of operations.

Index

SUPERAntiSpyware

On June 15, 2011, we executed an Asset Purchase Agreement to acquire certain assets and assume certain liabilities of SUPERAntiSpyware (“SAS”), a sole proprietorship located in Eugene, Oregon.  No stock was acquired as part of the transaction.  SAS provides software tools to detect and remove spyware, adware, rootkits, Trojans, worms, parasites, dialers, and other types of malware.   The acquisition increases the number and type of software products we provide to our customers, enables us to grow our direct business by marketing existing services to SAS software customers, and broadens the product suite we can offer to our channel partners.

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

We paid a total of $8.5 million in cash including $1.0 million held in escrow against payment of a milestone-based earn-out.  The earn-out consists of four criteria-based milestones that must be met by specific dates over the 18-month period following the acquisition date.  The probability-weighted fair value of the $1.0 million payment is $919,000.  As a result, we recorded the $81,000 difference between $1.0 million escrow cash payment and $919,000 fair value as other current assets on our consolidated balance sheets.    Following our periodic re-evaluation of the probability of milestone achievements, the remaining value of the other current asset on our consolidated balance sheets has been reduced from the $81,000 originally recorded to $62,500 at March 31, 2012.  The probability of milestone achievement is re-measured quarterly and any changes in the estimated fair value are recorded in amortization of intangible assets and other in the consolidated statements of operations. During the first quarter of 2012, we recorded $13,000 in amortization of intangible assets and other related to the milestone-based earn-out. We expect the balance of this asset to decline as we near the completion dates of future milestones and re-evaluate the probability of these milestone achievements.

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

Note 8.  Intangible Assets

Amortization of intangible assets and other for the three months ended March 31, 2012 and 2011 were $367,000 and $83,000, respectively.

The following table summarizes the components of intangible assets (in thousands):

	Non- compete	Partner Relationships	Customer Base	Technology Rights	Tradenames	Indefinite Life Intangibles	Total
As of March 31, 2012
Gross carrying value	$594	$145	$641	$5,330	$760	$250	$7,720
Accumulated amortization	(358)	(118)	(139)	(952)	(307)	—	(1,874)
Net carrying value	$236	$27	$502	$4,378	$453	$250	$5,846

As of December 31, 2011
Gross carrying value	$523	$145	$181	$5,330	$760	$250	$7,189
Accumulated amortization	(335)	(108)	(109)	(702)	(265)	—	(1,519)
Net carrying value	$188	$37	$72	$4,628	$495	$250	$5,670

In December 2006, we acquired the use of a toll-free telephone number for cash consideration of $250,000.  This asset has an indefinite useful life.  The intangible asset is tested for impairment annually or more often if events or changes in circumstances indicate that the carrying value may not be recoverable.

The estimated future amortization expense of intangible assets, with the exception of the indefinite-life intangible assets as of March 31, 2012 is as follows (in thousands):

Fiscal Year	Amount
2012 (April-December)	$1,071
2013	1,321
2014	1,091
2015	1,069
2016	1,028
2017	16
Total	$5,596

Weighted average remaining useful life	4.6 years

The following table summarizes the components of purchased technology (in thousands):

	As of March 31,	As of December 31,
	2012	2011
Purchased technology	$350	$350
Accumulated amortization	(227)	(207)
Total purchased technology, net	$123	$143

Index

The estimated future amortization expense of purchased technology as of March 31, 2012 is as follows (in thousands):

Fiscal Year	Amount
2012 (April-December)	$63
2013	60
Total	$123

Weighted average remaining useful life	1.5 years

Note 9. Subsequent Events

On May 2, 2012, we initiated a phased reduction in our contact center sales agent workforce. These selling activities will be transitioned to either partner sales centers or third-party sales specialists. We expect to reduce our contact center sales agent workforce, representing approximately 15% of our total employee headcount, by the end of the second quarter of 2012. We anticipate incurring a total restructuring charge of approximately $160,000, which is expected to be substantially paid by the end of the second quarter of 2012.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion of our financial condition and results of operations should be read in conjunction with our condensed consolidated financial statements and the related notes included elsewhere in this Form 10-Q and the section entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the consolidated financial statements and related noted included in our Annual Report on Form 10-K for the year ended December 31, 2011. The following discussion includes forward-looking statements. Please see “Risk Factors” in Item 1A of this Report for important information to consider when evaluating these statements.

Overview

Support.com is a provider of cloud-based technology services and software for consumers and small businesses.

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

We market our services through channel partners and directly. Our channel partners include broadband service providers, retailers, technology companies and others. We market our software products directly, principally online, and through channel partners.  We offer free trial versions of our software products to encourage customers to experience the products before buying, and free versions to encourage customers to upgrade to premium versions for which we charge license fees. Our sales and marketing efforts principally target North American customers.

Index

Our total revenue for the first quarter of 2012 grew 35% year-over-year and 17% from the prior quarter.  Revenue from services grew 50% year-over-year and 24% from the prior quarter.  The increase in services revenue over the prior year was primarily due to growth in our channel programs, primarily expansion of the Comcast program. The increase in services revenue over the prior quarter was primarily driven by growth in retail, Comcast and other channel programs. Revenue from software and other was consistent year-over-year and quarter-over-quarter.

Cost of services for the first quarter of 2012 grew 51% year-over-year and 20% from the prior quarter as we added delivery agents to support anticipated revenue growth. Cost of software and other for the first quarter of 2012 grew 16% year-over-year and 5% from the prior quarter, driven by higher royalty rate payments to third party developers.  Gross margin was consistent quarter-over-quarter at 39%.

First quarter operating expenses grew 22% year-over-year, and 10% over the prior quarter’s expenses, driven by the addition of contact center sales agents required to support certain channel programs and increased advertising spend for our software products.

In the first quarter of 2012, we renewed our agreement with Office Depot through March 2013.

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

 Critical Accounting Policies and Estimates

In preparing our condensed consolidated financial statements, we make estimates, assumptions and judgments that can have a significant impact on our net revenue, operating income or loss and net income or loss, as well as on the value of certain assets and liabilities on our balance sheet. We believe that the estimates, assumptions and judgments involved in the accounting policies described in Management’s Discussion and Analysis of Financial Condition and Results of Operations in Item 7 of our Annual Report on Form 10-K for the fiscal year ended December 31, 2011 have the greatest potential impact on our financial statements, so we consider them to be our critical accounting policies and estimates.  There have been no significant changes in these critical accounting policies and estimates during the three months ending March 31, 2012.

 RESULTS OF OPERATIONS

The following table sets forth the results of operations for the three months ended March 31, 2012 and 2011 expressed as a percentage of total revenue.

	Three Months Ended March 31,
	2012	2011
Revenue:
Services	78%	70%
Software and other	22	30

Total revenue	100	100

Costs of revenue:
Cost of services	59	52
Cost of software and other	3	3
Total cost of revenue	62	55
Gross profit	38	45
Operating expenses:
Research and development	10	11
Sales and marketing	35	37
General and administrative	17	21
Amortization of intangible assets and other	2	1
Total operating expenses	64	70

Loss from operations	(26)	(25)
Interest income and other, net	0	1

Loss from continuing operations, before income taxes	(26)	(24)
Income tax provision	1	0
Loss from continuing operations, after income taxes	(25)	(24)
Income from discontinued operations, after income taxes	0	0

Net loss	(25)%	(24)%

Index

Three Months Ended March 31, 2012 and 2011

REVENUE

	Three Months
	Ended
	March 31,		$	%
In thousands, except percentages	2012	2011	Change	Change

Services	$13,765	$9,150	$4,615	50%
Software and other	3,823	3,880	(57)	(1	) %
Total revenue	$17,588	$13,030	$4,558	35%

Services revenue consists primarily of fees for technology services.  We provide these services remotely, generally using work-from-home Personal Technology Experts and contractors who utilize our proprietary technology to deliver the services.  Services revenue for the three months ended March 31, 2012 increased by $4.6 million from the same period in 2011.  The increase was due primarily to expansion of the Comcast program.  For the three months ended March 31, 2012, services revenue generated from our channel partnerships was $12.9 million compared to $8.5 million for the same period in 2011.  Direct services revenue was $878,000 for the three months ended March 31, 2012 compared to $669,000 for the same period in 2011.

Software and other revenue is comprised primarily of fees for software products provided through direct customer downloads and, to a lesser extent, through the sale of this software via channel partners. Software and other revenue remained relatively consistent for the first quarter of 2012 and 2011.  Software revenue and other generated from our channel partnerships was $1.5 million for the three months ended March 31, 2012 compared to $957,000 for the same period in 2011.  For the three months ended March 31, 2012, software revenue and other generated from our direct sales was $2.3 million compared to $2.9 million for the same period in 2011.

COSTS OF REVENUE

	Three Months
	Ended
	March 31,		$	%
In thousands, except percentages	2012	2011	Change	Change

Cost of services	$10,291	$6,817	$3,474	51%
Cost of software and other	470	404	66	16%
Total cost of revenue	$10,761	$7,221	$3,540	49%

Cost of services.  Cost of services consists primarily of salary–related and contractor expenses for people providing services, technology and telecommunication expenses related to the delivery of services and other personnel-related expenses in service delivery.  The increase of $3.5 million in cost of services for the three months ended March 31, 2012 compared to the same quarter of 2011 was mainly driven by $2.8 million of costs associated with higher number of service delivery personnel added to support program growth, as well as a corresponding increase of $150,000 in direct technology costs to support this growing workforce.

Index

Cost of software and other.  Cost of software and other fees consists primarily of third-party royalty fees for our software products.  Certain of these products were developed using third-party research and development resources, and the third party receives royalty payments on sales of products it developed.  The increase for the three month ended March 2012 over the same period in 2011 was primarily due to an increase of $22,000 third-party royalty fees arrangements associated with higher royalty fee rate.

OPERATING EXPENSES

	Three Months
	Ended
	March 31,		$	%
In thousands, except percentages	2012	2011	Change	Change

Research and development	$1,770	$1,448	$322	22%
Sales and marketing	$6,130	$4,785	$1,345	28%
General and administrative	$2,914	$2,786	$128	5%

Research and development.  Research and development expense consists primarily of compensation costs, third-party consulting expenses and related overhead costs for research and development personnel. Research and development costs are expensed as they are incurred.  The increase for the three months ended 2012 as compared to the same period in 2011 resulted from an increase of $176,000 from higher salary and related overhead expenses due to increase in headcount, as well as an increase of $125,000 in stock compensation expenses.

Sales and marketing.  Sales and marketing expense consists primarily of compensation costs, including salaries and sales commissions for contact center sales agents and business development, program management and marketing personnel, as well as expenses for lead generation and promotional activities, including public relations, advertising and marketing.  The increase of $1.3 million in sales and marketing expense for the three month ended March 31, 2012 compared to for the same period in 2011 resulted  from $1.0 million in additional personnel expense, primarily associated with the addition of contact center sales agents required to support the Comcast program, and $350,000 of additional marketing expense.

General and administrative.  General and administrative expense consists primarily of compensation costs and related overhead costs for administrative personnel and professional fees for legal, accounting and other professional services. The increase in general and administrative expense for three months ended March 31, 2012 as compared to the same period in 2011 was due primarily to an increase of $31,000 in stock compensation expense and an increase of $84,000 in legal fees.

Amortization of Intangible Assets and Other

	Three Months
	Ended March 31,		$	%
In thousands, except percentages	2012	2011	Change	Change

Amortization of intangible assets and other	$367	$83	$284	342%

Amortization of intangible assets and other was $367,000 for the three months ended March 31, 2012 compared to $83,000 for the same quarter in 2011.  The increase in amortization of intangible assets and other from 2012 to 2011 is primarily due to the acquisition of RightHand IT Corporation in January 2012 and SUPERAntiSpyware in June 2011.

Index

INTEREST INCOME AND OTHER, NET

	Three Months Ended March 31,		$	%
In thousands, except percentages	2012	2011	Change	Change

Interest and other, net	$75	$150	$(75)	(50	) %

The decrease in interest income and other for the three months ended March 31, 2012 was primarily due to lower yields and lower balances of cash, cash equivalents and investments in the three months ended March 31, 2012 compared to the same period in 2011.

INCOME TAX PROVISION

	Three Months Ended March 31,		$	%
In thousands, except percentages	2012	2011	Change	Change

Income tax provision	$118	$2	$116	5,800%

The provision for income taxes is comprised of estimates of current taxes due in domestic and foreign jurisdictions.  Our current period provision consisted of state income tax, foreign taxes, and tax expense related to the recording of a deferred tax liability that results from the amortization for income tax purposes of acquisition-related goodwill.

The increase in the income tax provision from 2011 to 2012 was primarily due to tax expense related to acquired goodwill and an increase in India income taxes due to the expiration of a tax holiday in 2011.

 LIQUIDITY AND CAPITAL RESOURCES

Total cash, cash equivalents and investments at March 31, 2012 and December 31, 2011 were $51.6 million and $53.0 million, respectively.   The decrease in cash, cash equivalents and investments in fiscal year 2012 was primarily due to acquisition of RightHand IT Corporation for $1.4 million.

Operating Activities

Net cash used in operating activities was $365,000 and $1.2 million for the three months ended March 31, 2012 and 2011, respectively.  Amounts included in net loss, which do not require the use of cash, primarily include the depreciation, amortization of premiums and discounts on investments, stock-based compensation expense and amortization of intangible assets and other.  The sum of these items was $1.7 million and $1.4 million in the first quarters of 2012 and 2011, respectively. Net cash used in operating activities in the first quarter of 2012 was primarily the result of the net loss of $4.3 million, a decrease in accounts receivable, net of $1.4 million and an increase in other accrued liabilities of $799,000, partially offset by non-cash items of $1.7 million.  Net cash used in operating activities in the first quarter of 2011 was primarily the result of the net loss of $3.1 million and an increase in accrued compensation of $610,000, partially offset by non-cash items of $1.4 million.

Investing Activities

Net cash provided by (used in) investing activities was $(2.7) million and $1.3 million for the three months ended March 31, 2012 and 2011, respectively.  Net cash provided by investment activities in 2012 was primarily due to maturities of $13.9 million of marketable securities offset by the purchase of $15.2 million of marketable securities, $1.4 million used in the acquisition of RightHand IT Corporation and $70,000 in property and equipment purchases.  Net cash provided by investing activities for the three months ended March 31, 2011 was primarily due to sales and maturities of $18.8 million of investments offset by the purchases of $17.5 million of investments and expenditures of $78,000 for property and equipment.

Index

Financing Activities

Net cash generated by financing activities was $261,000 and $216,000 for the three months ended March 31, 2012 and 2011, respectively. Net cash provided by financing activities for the three months ended March 31, 2012 and 2011 was primarily attributable to the exercise of employee stock options.

Working Capital and Capital Expenditure Requirements

At March 31, 2012, we had stockholders’ equity of $68.5 million and working capital of $47.0 million. We believe that our existing cash balances will be sufficient to meet our working capital requirements, as well as our planned capital expenditures for at least the next 12 months.

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

The primary objective of our investment activities is to preserve principal while at the same time maximizing the income we receive from our investments without significantly increasing risk. To achieve this objective, we invest our excess cash in a variety of securities, including U.S. government agency securities, corporate notes and bonds, commercial paper, money market funds, and ARS meeting certain criteria. These securities are classified as available-for-sale. Consequently, our available-for-sale securities are recorded on the balance sheet at fair value with unrealized gains or losses reported as a separate component of accumulated other comprehensive income (loss). Our holdings of the securities of any one issuer, except government agencies, do not exceed 10% of our portfolio. We do not utilize derivative financial instruments to manage our interest rate risks.

As of March 31, 2012, we held $32.1 million in investments (excluding cash and cash equivalents), which consisted primarily of government debt securities, corporate notes and bonds, commercial paper and ARS. The weighted average interest rate of our portfolio was approximately 0.38% at March 31, 2012. A decline in interest rates over time would reduce our interest income from our investments. A hypothetical 10% increase or decrease in interest rates, however, would not have a material impact adverse effect on our financial condition.

As of March 31, 2012 and December 31, 2011 we had an investment in a AAA-rated ARS with a state student loan authority with an estimated fair value of $1.2 million and $1.1 million, respectively.  This investment is substantially guaranteed by the federal government through the Federal Family Education Loan Program (FFELP). The ARS is a long-term floating rate bond tied to short-term interest rates. After the initial issuance, the interest rate on the security is reset periodically, at intervals established at the time of issuance (e.g., every seven days, twenty-eight days, thirty-five days, or every six months), based on market demand, if the auctions are successful, through a competitive bidding process often referred to as a “Dutch auction.” If there is insufficient interest in the securities at the time of an auction, the auction may not be completed and the ARS then pays a default interest rate. Following such a failed auction, we cannot access our funds that are invested in the corresponding ARS until a future auction of these investments is successful, new buyers express interest in purchasing these securities between reset dates, issuers establish a different form of financing to replace these securities or final payments become due according to contractual maturities. Commencing in February 2008, conditions in the global credit markets resulted in failed auctions for all of the ARS we held. In the near term, our ability to liquidate our investment in the ARS or fully recover the carrying value may be limited or not exist.

Index

The fair value for our ARS as of March 31, 2012 and December 31, 2011 was estimated by management and based on a discounted cash flow valuation that takes into account a number of factors including the estimated weighted average remaining term (WART) of the underlying securities, the expected return, and the discount rate. The WART was estimated based on servicing reports and expectations regarding redemptions.  The expected return was calculated based on the last twelve months’ average for the 91 day T-bill plus a spread. This rate is the typical default rate for ARS held by us. The discount rate was calculated using the 3-month LIBOR rate plus adjustments for the security type. Changes in any of the above estimates, especially the weighted average remaining term or the discount rate, could result in a material change to the fair value.

However, if circumstances change, we may be required to record an other-than-temporary impairment charge on the available-for-sale ARS. We may similarly be required to record other-than-temporary impairment charges if the rating on this security is reduced or if the issue defaults on its obligations. In addition to impairment charges, any of these events could cause us to lose part or all of our investment in this security. Any of these events could materially affect our results of operations and our financial condition. We currently believe this security is not significantly impaired for the reasons described above; however, it could take until the final maturity of the underlying notes (up to 30 years) to realize our investment’s recorded value.

Impact of Foreign Currency Rate Changes

The functional currencies of our international operating subsidiaries are the local currencies. We translate the assets and liabilities of our foreign subsidiaries at the exchange rates in effect on the balance sheet date. We translate their income and expenses at the average rates of exchange in effect during the period. We include translation gains and losses in the stockholders’ equity section of our consolidated balance sheet. We include net gains and losses resulting from foreign exchange transactions in interest income and other in our consolidated statements of operations. Since we translate foreign currencies (primarily Canadian dollars and Indian rupees) into U.S. dollars for a limited number of customers and a small portion of our operations, currency fluctuations may have an immaterial impact on our financial results. We have both revenue and expenses that are denominated in foreign currencies. Neither a weaker or stronger U.S. dollar environment would have a material impact on our consolidated statement of operations. The historical impact of currency fluctuations has generally been immaterial.  As of March 31, 2012, we did not engage in foreign currency hedging activities.

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

Index

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended March 31, 2012 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

See Note 4, Commitments and Contingencies, to the condensed consolidated financial statements in Part I, Item 1 of this Quarterly Report on Form 10-Q for a description of legal proceedings.

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

●	Our ability to successfully monetize customers who receive free versions of our software;

●	Our expectations regarding our ability to deliver premium technology services efficiently and through arrangements that are profitable;

●	Our ability to offer subscriptions to our services in a profitable manner;

●	Our ability to hire, train, manage and retain Personal Technology Experts in a home-based model and to enhance the flexibility of our staffing model;

●	Our ability to match staffing levels with service volume in a cost-effective manner;

●	Our ability to manage contract labor as a component of our workforce;

●	Our ability to hire, train and manage sales agents and to manage sales costs in programs where we perform sales;

●	Our beliefs and expectations regarding the introduction of new services and products, including additional software products and service offerings for devices beyond the computer;

●	Our ability to successfully offer services to the small business market;

●	Our beliefs and expectations regarding new business opportunities;

Index

●	Our expectations regarding revenues, cash flows and expenses, including cost of goods sold, sales and marketing, research and development efforts, and administrative expenses;

●	Our assessment of seasonality, mix of revenue, and other trends for our business;

●	Our expectations regarding the costs and other effects of acquisition and disposition transactions;

●	Our expectations regarding unit volumes, pricing and other factors in the market for computers and other devices, and the effects of such factors on our business;

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

Our technology-enabled services business was launched in 2007 to provide services that help consumers and small businesses with their technology needs. Prior to 2007, we operated an enterprise software business focused on technical support, which we sold in the second quarter of 2009. We are executing a plan to grow our business by providing premium technology services and software to customers both through channel partners and directly. We may not be able to offer these services and software products successfully. Our Personal Technology Experts and sales agents are generally home-based, which requires a high degree of coordination and quality control of employees working from diverse and remote locations. We are currently experiencing financial losses in our business and we may to continue to use cash and incur costs to support our growth initiatives. Our investments, which typically are made in advance of revenue, may not yield increased revenue to offset these expenses. As a result of these factors, the future revenue and income potential of our business is uncertain. Any evaluation of our business and our prospects must be considered in light of these factors and the risks and uncertainties often encountered by companies in our early stage of development. Some of these risks and uncertainties relate to our ability to do the following:

●	Maintain our current relationships, and develop new relationships, with channel partners on acceptable terms or at all;
●	Reach consumers and small businesses directly in a cost-effective fashion;

Index

●	Hire, train, manage and retain our home-based Personal Technology Experts and sales agents and enhance the flexibility of our staffing model in a cost-effective fashion;
●	Manage contract labor efficiently and effectively;
●	Meet anticipated growth targets;
●	Match staffing levels with demand for services;
●	Manage our business to provide services and sales on an efficient basis in order to achieve profitability;
●	Offer subscriptions to our services in a profitable manner;
●	Successfully introduce new, and adapt our existing, services and products for consumers and small businesses;
●	Grow our software business using existing and new monetization models;
●	Successfully scale revenue in the small business market, directly and through channel partners;
●	Respond to changes in macroeconomic conditions as they affect our and our channel partners’ operations;
●	Respond effectively to competition;
●	Realize benefits of any acquisitions we make;
●	Adapt to changes in the markets we serve, including the proliferation of smartphones, tablets and other devices;
●	Adapt to changes in our industry, including consolidation;
●	Respond to government regulations relating to our business;
●	Attract and retain qualified management and employees; and
●	Manage our expanding operations and implement and improve our operational, financial and management controls.

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
●
Changes in the computer and consumer electronics markets relating to unit volume, pricing and other factors, including changes driven by the growing popularity of smartphones, tablets and other new devices, and the effects of such changes on our business;

●	Our ability to adapt to our customers’ needs in a market space defined by frequent technological change;
●	Seasonal trends and changes resulting from consumer spending patterns;

Index

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

In the first quarter of 2012, Comcast, Office Depot, OfficeMax and Staples represented 27%, 17%, 14% and 11% of our revenues, respectively. The loss of any of these partners, the worsening of the terms or terminations of our arrangements with any of these partners or the failure of any of these partners to achieve their targets could adversely affect our business. Generally, the agreements with our partners do not require them to conduct any minimum amount of business with us, and therefore they could decide at any time to reduce or eliminate the use of our services. Additionally, we may not obtain new channel partners or customers. The failure to obtain significant new channel partners or the loss or decline of any significant channel partner would have a material adverse effect on our operating results. Further risks associated with the loss or decline in a significant channel partner are detailed in “Our failure to establish and expand successful partnerships to sell our services and products would harm our operating results” below.

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

Most of our software revenue stream is highly dependent on obtaining advertising placements in a cost-effective manner in certain key online media placements. From time to time a disruptive trend or a change in a key advertising placement will impact us, decreasing traffic or significantly increasing the cost of online advertising and therefore compromising our ability to achieve desired traffic levels at profitable rates. If such a change were to occur, as it has in several occasions, we may be unable to attract desired amounts of traffic, our costs for advertising may increase beyond our forecasts and our software revenues may decrease. As a result, our operating results would be negatively impacted.

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

Our failure to effectively manage third-party service providers would harm our operating results.

We enter into relationships with third parties to provide certain elements of our service offerings. We may be less able to manage the quality and efficiency of services provided by third-party service providers as directly as we would our own employees. In addition, providing these services may be more costly. We also face the risk that disruptions or delays in the communications and information technology infrastructure of these third parties could cause lengthy interruptions in the availability of our services. Any of these risks could harm our operating results.

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

Index

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

Certain of our customers use credit cards to pay for our services and products. We may suffer losses as a result of orders placed with fraudulent credit cards or other payment data. Our failure to detect or control payment fraud could have an adverse effect on our results of operations. We are also subject to payment card association operating standards and requirements, as in effect from time to time. Compliance with those standards requires us to invest in network and systems infrastructure and processes. Failure by us or our contractors and agents to comply with these rules or requirements may subject us to fines, potential contractual liabilities, and other costs, resulting in harm to our business and results of operations.

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

We license technologies from third parties, which are integrated into our services and software. Our use of commercial technologies licensed on a non-exclusive basis from third parties poses certain risks. Some of the third-party technologies we license may be provided under “open source” licenses, which may have terms that require us to make generally available our modifications or derivative works based on such open source code. Our inability to obtain or integrate third-party technologies with our own technology could delay service development until equivalent compatible technology can be identified, licensed and integrated. These third-party technologies may not be available to us on commercially reasonable terms or at all. If our relationship with third parties were to deteriorate, or if such third parties were unable to develop innovative and saleable products, we could be forced to identify a new developer and our future revenue could suffer. We may fail to successfully integrate any licensed technology into our services or software, or maintain it through our own development work, which would harm our business and operating results. Third-party licenses also expose us to increased risks that include:

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

Index

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

Goodwill and identifiable intangible assets were recorded in part due to our acquisition of substantially all of the assets and liabilities of YourTechOnline.com (“YTO”) in May 2008, our acquisition of substantially all of the assets of Xeriton Corporation in December 2009, our acquisition of certain assets and assumed liabilities of SUPERAntiSpyware (“SAS”) in June 2011 and our acquisition of certain assets and assumed liabilities of RightHand IT Corporation (“RHIT”) in January 2012. We also have certain intangible assets with indefinite lives. We assess the impairment of goodwill and indefinite lived intangible assets annually or more often if events or changes in circumstances indicate that the carrying value may not be recoverable. We assess the impairment of acquired product rights and other finite lived intangible assets whenever events or changes in circumstances indicate that its carrying amount may not be recoverable. Our results of operations would be adversely affected if impairment of our goodwill or intangible assets occurred.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

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

May 7, 2012	SUPPORT.COM, INC.

	By:	/s/ Shelly Schaffer
Shelly Schaffer
Chief Financial Officer and
Executive Vice President of Finance and
Administration

Index

EXHIBIT INDEX TO SUPPORT.COM, INC.

QUARTERLY REPORT ON FORM 10-Q

FOR THE QUARTER ENDED MARCH 31, 2012

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