Form 10-Q
period 2012-06-30
Support.com, Inc.
filed 2012-08-08
CIK 1104855

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2012

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

Commission File No. 000-30901

SUPPORT.COM, INC.
(Exact Name of Registrant as Specified in Its Charter)

Delaware	94-3282005
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

900 Chesapeake Drive
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

On July 31, 2012, 48,855,375 shares of the Registrant’s Common Stock, $0.0001 par value, were outstanding.

SUPPORT.COM, INC.
FORM 10-Q
QUARTERLY PERIOD ENDED JUNE 30, 2012

Index

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

SUPPORT.COM, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands)

	June 30, 2012	December 31, 2011
	(Unaudited)	(1)
ASSETS
Current assets:
Cash and cash equivalents	$20,303	$22,159
Short-term investments	28,170	29,743
Accounts receivable, net	9,936	10,284
Prepaid expenses and other current assets	1,308	1,068
Total current assets	59,717	63,254
Long-term investment	—	1,111
Property and equipment, net	620	461
Goodwill	14,240	13,621
Purchased technology, net	102	143
Intangible assets, net	5,485	5,670
Other assets	884	736

Total assets	$81,048	$84,996

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,145	$1,196
Accrued compensation	1,670	1,676
Other accrued liabilities	4,174	4,491
Short-term deferred revenue	5,354	4,723
Total current liabilities	12,343	12,086
Long-term deferred revenue	259	489
Other long-term liabilities	1,208	1,086
Total Liabilities	13,810	13,661

Commitments and contingencies (Note 4)

Stockholders’ equity:
Common stock	5	5
Additional paid-in capital	236,693	233,977
Accumulated other comprehensive loss	(1,498)	(1,698)
Accumulated deficit	(167,962)	(160,949)
Total stockholders’ equity	67,238	71,335

Total liabilities and stockholders’ equity	$81,048	$84,996

(1)	Derived from the December 31, 2011 audited Consolidated Financial Statements included in our Annual Report on Form 10-K, as filed with the Securities and Exchange Commission (“SEC”) on March 9, 2012.

See accompanying notes.

Index

SUPPORT.COM, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share amounts)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011

Revenue:
Services	$13,744	$8,442	$27,509	$17,592
Software and other	3,569	5,012	7,392	8,892
Total revenue	17,313	13,454	34,901	26,484

Cost of revenue:
Cost of services	9,591	6,601	19,881	13,418
Cost of software and other	360	433	830	837
Total cost of revenue	9,951	7,034	20,711	14,255

Gross profit	7,362	6,420	14,190	12,229

Operating expenses:
Research and development	1,708	1,433	3,478	2,881
Sales and marketing	4,989	5,543	11,119	10,328
General and administrative	2,850	3,439	5,764	6,225
Amortization of intangible assets and other	391	122	758	205
Total operating expenses	9,938	10,537	21,119	19,639
Loss from operations	(2,576)	(4,117)	(6,929)	(7,410)
Interest income and other, net	59	125	134	275
Loss from continuing operations, before income taxes	(2,517)	(3,992)	(6,795)	(7,135)
Income tax provision	116	29	235	31
Loss from continuing operations, after income taxes	(2,633)	(4,021)	(7,030)	(7,166)

Income (loss) from discontinued operations, after income taxes	(7)	(18)	17	(15)

Net loss	$(2,640)	$(4,039)	$(7,013)	$(7,181)

Basic and diluted earnings per share:
Loss from continuing operations	$(0.05)	$(0.08)	$(0.14)	$(0.15)
Income (loss) from discontinued operations	(0.00)	(0.00)	0.00	(0.00)
Basic and diluted net loss per share	$(0.05)	$(0.08)	$(0.14)	$(0.15)

Shares used in computing basic and diluted net loss per share	48,584	48,293	48,521	48,237

See accompanying notes.

Index

SUPPORT.COM, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(in thousands)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011

Comprehensive loss	$2,634	$3,991	$6,813	$7,266

See accompanying notes.

Index

SUPPORT.COM, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(Unaudited)

	Six Months Ended June 30,
	2012	2011
Operating Activities:
Net loss	$(7,013)	$(7,181)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	268	207
Amortization of premiums and discounts on investments	295	860
Amortization of purchased technology	41	41
Amortization of intangible assets and other	758	205
Stock-based compensation	2,027	1,874
Changes in assets and liabilities:
Accounts receivable, net	499	(787)
Prepaid expenses and other current assets	(240)	367
Other long-term assets	(143)	(7)
Accounts payable	(51)	121
Accrued compensation	(11)	181
Other accrued liabilities	(429)	411
Other long-term liabilities	126	59
Deferred revenue	352	1,146
Net cash used in operating activities	(3,521)	(2,503)

Investing Activities:
Purchases of property and equipment	(318)	(183)
Acquisition of business, net of cash acquired	(1,327)	(8,419)
Purchases of investments	(23,940)	(34,285)
Sales of investments	2,400	10,998
Maturities of investments	24,220	22,946
Net cash provided by (used in) investing activities	1,035	(8,943)

Financing Activities:
Proceeds from issuances of common stock	689	418
Net cash provided by financing activities	689	418
Effect of exchange rate changes on cash and cash equivalents	(59)	8

Net decrease in cash and cash equivalents	(1,856)	(11,020)

Cash and cash equivalents at beginning of period	22,159	18,561
Cash and cash equivalents at end of period	$20,303	$7,541

Supplemental schedule of cash flow information:
Income taxes paid	$91	$35

See accompanying notes.

Index

SUPPORT.COM, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 1. Significant Accounting Policies

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements include the accounts of Support.com, Inc. (the “Company” or “Support.com”, “we” or “us”) and its wholly owned subsidiaries. All intercompany balances and transactions have been eliminated. The condensed consolidated balance sheet as of June 30, 2012 and the statements of operations for the three and six months ended June 30, 2012 and 2011 and statements of cash flows for the six months ended June 30, 2012 and 2011 are unaudited. In the opinion of management, these unaudited interim condensed consolidated financial statements reflect all adjustments (consisting of normal recurring adjustments) that are necessary for a fair presentation of the results for, and as of, the periods shown. The results of operations for such periods are not necessarily indicative of the results expected for the full fiscal year or for any future period. The condensed consolidated balance sheet information as of December 31, 2011 is derived from audited financial statements as of that date. These unaudited interim condensed consolidated financial statements should be read with the consolidated financial statements and related notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2011, filed with the Securities and Exchange Commission on March 9, 2012.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the condensed consolidated financial statements and accompanying notes. The accounting estimates that require management’s most significant, difficult and subjective judgments include accounting for revenue recognition, the valuation and recognition of long-term investment, the assessment of recoverability of intangible assets and their estimated useful lives, the valuations and recognition of stock based compensation and the recognition and measurement of current and deferred income tax assets and liabilities. Actual results could differ materially from these estimates.

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

In certain cases, we are paid for services that are sold but not yet delivered. We initially record such balances as deferred revenue, and recognize revenue when the service has been provided or, on the non-subscription portion of these balances, when the likelihood of the service being redeemed by the customer is remote (“services breakage”). Based on our historical redemption patterns for these relationships, we believe that the likelihood of a service being delivered more than 90 days after sale is remote. We therefore recognized non-subscription deferred revenue balances older than 90 days as services revenue. For the three and six months ended June 30, 2012 and 2011, services breakage revenue was immaterial, and accounted for approximately 1% of our total revenue.

Channel partners are generally invoiced monthly. Fees from consumers via referral programs and direct transactions are generally paid with a credit card at the time of sale. Revenue is recognized net of any applicable sales tax.

We generally provide a refund period on services, during which refunds may be granted to consumers under certain circumstances, including inability to resolve certain support issues. For our channel sales, the refund period varies by partner, but is generally between 5 and 14 days. For referral programs and direct transactions, the refund period is generally 5 days. For all channels, we recognize revenue net of refunds and cancellations during the period. Refunds and cancellations have been immaterial.

Software and Other Revenue

Software and other revenue is comprised primarily of fees for software products provided through direct customer downloads and, to a lesser extent, through the sale of this software via channel partners. Our software is sold to consumers as a perpetual license or as a fixed period subscription. We act as the primary obligor and generally control fulfillment, pricing, product requirements, and collection risk and therefore we record the gross amount of revenue. We provide a 30-day money back guarantee for our software products.

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

Long-term investment consisted of an auction-rate security (“ARS”). Our cash equivalents, short-term and long-term investments are classified as available-for-sale, and are reported at fair value with unrealized gains/losses (when deemed to be temporary) included in accumulated other comprehensive loss within stockholders’ equity in the condensed consolidated balance sheets. At June 30, 2012, we recorded net unrealized losses on our available-for-sale securities of $21,000.  At December 31, 2011, we recorded net unrealized losses of $311,000 on our available-for-sale securities, the majority of which was from the long-term investment in ARS. The cost of securities sold is based on the specific identification method.

Index

We monitor our investments for impairment on a quarterly basis and determine whether a decline in fair value is other-than-temporary by considering factors such as current economic and market conditions, the credit rating of the security’s issuer, the length of time an investment’s fair value has been below our carrying value, our intent to sell the security and our belief that we will not be required to sell the security before the recovery of our amortized cost. If an investment’s decline in fair value is deemed to be other-than-temporary, we reduce its carrying value to its estimated fair value, as determined based on quoted market prices or liquidation values. Declines in value judged to be other-than temporary, if any, are recorded in operations as incurred. At June 30, 2012, we evaluated our unrealized gains/losses on available-for-sale securities and determined them to be temporary. We currently do not intend to sell securities with unrealized losses and we concluded that we will not be required to sell these securities before the recovery of our amortized cost basis.

The following is a summary of cash, cash equivalents and investments at June 30, 2012 and December 31, 2011 (in thousands):

As of June 30, 2012	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Cash	$6,777	$—	$—	$6,777
Money market funds	13,526	—	—	13,526
Certificates of deposits	1,880	—	(2)	1,878
Commercial paper	3,299	—	—	3,299
Corporate bonds	16,788	—	(15)	16,773
Corporate notes	4,722	—	(4)	4,718
U.S. government agency securities	1,502	—	—	1,502
	$48,494	$—	$(21)	$48,473

Classified as:

Cash and cash equivalents	$20,303	$—	$—	$20,303
Short-term investments	28,191	—	(21)	28,170
	$48,494	$—	$(21)	$48,473

Index

As of December 31, 2011	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Cash	$6,461	$—	$—	$6,461
Money market funds	15,698	—	—	15,698
Certificates of deposits	480	—	—	480
Commercial paper	6,295	—	(6)	6,289
Corporate bonds	13,726	1	(14)	13,713
Corporate notes	1,557	—	(2)	1,555
U.S. government agency securities	7,707	—	(1)	7,706
Auction-rate security	1,400	—	(289)	1,111
	$53,324	$1	$(312)	$53,013

Classified as:

Cash and cash equivalents	$22,159	$—	$—	$22,159
Short-term investments	29,765	1	(23)	29,743
Long-term investment	1,400	—	(289)	1,111
	$53,324	$1	$(312)	$53,013

The following table summarizes the estimated fair value of our available-for-sale securities classified by the stated maturity date of the security (in thousands):

	June 30,	December 31,
	2012	2011
Due within one year	$24,747	$29,503
Due within two years	3,423	240
Due after three years	—	1,111
	$28,170	$30,854

At December 31, 2011, we had an investment in AAA-rated ARS with a state student loan authority with an estimated fair value of $1.1 million.  The student loans made by this authority are substantially guaranteed by the federal government through the Federal Family Education Loan Program (FFELP). The ARS is a long-term floating rate bond tied to short-term interest rates. After the initial issuance of the security, the interest rate on the security is reset periodically, at intervals established at the time of issuance (e.g., every seven days, twenty-eight days, thirty-five days, or every six months), based on market demand, if the auctions are successful. ARS are bought and sold in the marketplace through a competitive bidding process often referred to as a “Dutch auction.” If there is insufficient interest in the securities at the time of an auction, the auction may not be completed and the ARS then pays a default interest rate.  Following such a failed auction, we could not access our funds that were invested in the corresponding ARS until a future auction of these investments was successful, new buyers expressed interest in purchasing these securities between reset dates, issuers established a different form of financing to replace these securities or final payments become due according to contractual maturities.  At June 30, 2012, we had no investments in ARS because our long-term investment in ARS was settled at par for cash in May 2012.

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

Index

●	Level 3 - Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities.

In accordance with ASC 820, the following table represents our fair value hierarchy for our financial assets (cash equivalents and investments) measured at fair value on a recurring basis as of June 30, 2012 and December 31, 2011 (in thousands):

As of June 30, 2012	Level 1	Level 2	Level 3	Total
Money market funds	$13,526	$—	$—	$13,526
Certificates of deposits	1,878	—	—	1,878
Commercial paper	—	3,299	—	3,299
Corporate bonds	—	16,773	—	16,773
Corporate notes	—	4,718	—	4,718
U.S. government agency securities	—	1,502	—	1,502
Total	$15,404	$26,292	$—	$41,696

As of December 31, 2011	Level 1	Level 2	Level 3	Total
Money market funds	$15,698	$—	$—	$15,698
Certificates of deposits	480	—	—	480
Commercial paper	—	6,289	—	6,289
Corporate bonds	—	13,713	—	13,713
Corporate notes	—	1,555	—	1,555
U.S. government agency securities	—	7,706	—	7,706
Auction-rate security	—	—	1,111	1,111
Total	$16,178	$29,263	$1,111	$46,552

For marketable securities, measured at fair value using Level 2 inputs, we review trading activity and pricing for these investments as of the measurement date. When sufficient quoted pricing for identical securities is not available, we use market pricing and other observable market inputs for similar securities obtained from various third party data providers.  These inputs either represent quoted prices for similar assets in active markets or have been derived from observable market data. There have been no transfers between Level 1 and Level 2 measurements during the three and six months ended June 30, 2012 and 2011, respectively.

Level 3 asset consisted of an ARS with a state student loan authority. We classified our holding as a long-term asset due to the failure of the auction and the underlying maturity of this security.  The fair value for our ARS as of December 31, 2011 was estimated by management and based on a discounted cash flow valuation that takes into account a number of factors including the estimated weighted average remaining term (WART) of the underlying securities, the expected return, and the discount rate. The WART was estimated based on servicing reports and expectations regarding redemptions. The expected return was calculated based on the last twelve months’ average for the 91 day T-bill plus a spread. This rate was the typical default rate for ARS held by us. The discount rate was calculated using the 3-month LIBOR rate plus adjustments for the security type.  As of June 30, 2012, we had no level 3 assets due to the settlement at par of our long-term investment for cash in May 2012.

Index

The following table provides a summary of changes in fair value of our Level 3 financial asset as of June 30, 2012 and 2011 (in thousands):

	Three Months Ended June 30,
	2012 Auction-Rate Security	2011 Auction-Rate Security

Beginning balance at March 31	$1,225	$2,598
Transfer into Level 3	—	—
Sales	(1,400)	—
Total gains/(losses):
Included in interest income and other, net	—	—
Included in other comprehensive loss	175	61
Ending balance at June 30	$—	$2,659

	Six Months Ended June 30,
	2012 Auction-Rate Security	2011 Auction-Rate Security

Beginning balance at December 31	$1,111	$2,667
Transfer into Level 3	—	—
Sales	(1,400)	—
Total gains/(losses):
Included in interest income and other, net	—	—
Included in other comprehensive loss	289	(8)
Ending balance at June 30	$—	$2,659

Concentrations of Credit Risk

For the three months ended June 30, 2012, Comcast, Office Max, Staples and Office Depot accounted for 35%, 12%, 12% and 11%, respectively, of our total revenue. No other customers accounted for 10% or more of total revenue. For the three months ended June 30, 2011, Office Depot and Staples accounted for 24% and 16%, respectively, of our total revenue. No other customers accounted for 10% or more of total revenue.  For the six months ended June 30, 2012, Comcast, Office Depot, Office Max and Staples accounted for 31%, 14%, 13% and 11%, respectively, of our total revenue.  There were no other customers that accounted for 10% or more of total revenue.  For the six months ended June 30, 2011, Office Depot and Staples accounted for 27% and 18%, respectively, of our total revenue.  There were no other customers that accounted for 10% or more of total revenue.

The credit risk in our trade accounts receivable is mitigated by our credit evaluation process and reasonably short payment terms. As of June 30, 2012, Comcast, Staples and Office Max accounted for 49%, 15% and 11% of our total accounts receivable, respectively, and no other customers represented greater than 10% of our total accounts receivable. As of December 31, 2011, Comcast, Staples, Office Depot and Office Max accounted for 41%, 17%, 15% and 13% of our total accounts receivable, respectively. No other customers represented greater than 10% or over of our total accounts receivable.

Trade Accounts Receivable and Allowance for Doubtful Accounts

Trade accounts receivable are recorded at the invoiced amount. We perform evaluations of our customers’ financial condition and generally do not require collateral. We make judgments as to our ability to collect outstanding receivables and provide allowances for a portion of receivables when collection becomes doubtful. Provisions are made based upon a specific review of all significant outstanding invoices. For those invoices not specifically provided for, provisions are recorded at differing rates, based upon the age of the receivable. In determining these percentages, we analyze our historical collection experience and current payment trends. The determination of past-due accounts is based on contractual terms. At June 30, 2012 and December 31, 2011, we had an allowance for doubtful accounts of zero and $20,000, respectively.

Property and Equipment

Property and equipment is stated at cost, less accumulated depreciation which is determined using the straight-line method over the estimated useful lives of 2 years for computer equipment and software, 3 years for furniture and fixtures, and the shorter of the estimated useful lives or the lease term for leasehold improvements. Repairs and maintenance costs are expensed as incurred.  As of June 30, 2012, we capitalized $144,000 of cost incurred associated with our new headquarters facility in Redwood City, California.

Index

Business Combinations - Purchase Accounting

Under the purchase method of accounting, we allocate the purchase price of acquired companies to the tangible and identifiable intangible assets acquired and liabilities assumed based on their estimated fair values.  We record the excess of purchase price over the aggregate fair values of the tangible and identifiable intangible assets as goodwill.  We determine the fair values of assets acquired and liabilities assumed.  These valuations require us to make significant estimates and assumptions, especially with respect to intangible assets.  Such estimates include assumptions regarding future revenue streams, market performance, customer base, and various vendor relationships.  We estimate the economic lives of certain acquired assets and these lives are used to calculate depreciation and amortization expenses.  We estimate the future cash flows to be derived from such assets, and these estimates are used to determine the fair value of the assets.  If any of these estimates change, depreciation or amortization expenses could be changed and/or the value of our intangible assets could be impaired.

Purchased Technology and Internal Use Software

We capitalize costs related to software that we license and incorporate into our product and service offerings or develop for internal use. In July 2009, we licensed source code for technology associated with remote computer access in the amount of $350,000. We recorded amortization expense related to this technology of $20,000 and $41,000 for the three and six months ended June 30, 2012 and 2011, respectively. In addition, as of June 30, 2012, we are carrying $70,000 of capitalized costs incurred in connection with the development of software for internal use. This software is not yet implemented. We will amortize this cost over the useful life of this software once it is placed into service.

Accounting for Goodwill and Other Intangible Assets

We assess the impairment of goodwill annually or more often if events or changes in circumstances indicate that the carrying value may not be recoverable. We perform our annual impairment test each year on September 30. An impairment loss would be recognized if the fair value of the reporting unit is less than the carrying value of the reporting unit’s net assets on the date of the evaluation. An estimated discounted cash flow from a reporting unit is based upon, among other things, certain assumptions about expected future operating performance and an appropriate discount rate determined by our management. Our estimates of discounted cash flows may differ from actual cash flows due to, among other things, economic conditions, changes to the business model or changes in operating performance. If our estimates were to change, our assessment of goodwill impairment could change and could result in write-downs of goodwill, which would be reflected by charges to our operating results for any period presented.

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

Stock-Based Compensation

We apply the provisions of ASC 718, Stock Compensation, which requires the measurement and recognition of compensation expense for all stock-based payment awards, including grants of stock, restricted stock awards and options to purchase stock, made to employees and directors based on estimated fair values.

Index

For the three and six months ended June 30, 2012, options to acquire 94,000 shares and 401,000 shares, of our common stock were granted.  For the three and six months ended June 30, 2011, options to acquire 150,000 shares and 1,171,000 shares, of our common stock were granted.  The fair value of our stock options granted to employees and employee stock purchases for the three and six months ended June 30, 2012 and 2011 was estimated using the following assumptions:

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Stock Option Plan:
Risk-free interest rate	0.6%	1.0%	0.6%	1.6%
Expected term	3.7 years	3.6 years	3.6 years	3.6 years
Volatility	58.6%	56.7%	57.8%	61.0%
Expected dividend	0%	0%	0%	0%
Weighted average fair value (per share)	$1.29	$1.92	$1.05	$2.69

In the second quarter of 2011, to advance the interests of the Company and its stockholders by providing an incentive to attract, retain and reward eligible employees and by motivating such persons to contribute to the growth and profitability of the Company, the Company’s Board of Directors and stockholders approved an Employee Stock Purchase Plan and reserved 1,000,000 shares of our common stock for issuance effective as of May 15, 2011. The ESPP continues in effect for ten (10) years from its effective date unless terminated earlier by the Company. The ESPP consists of six-month offering periods during which employees may enroll in the plan.  The purchase price on each purchase date shall not be less than eighty-five percent (85%) of the lesser of (a) the fair market value of a share of stock on the offering date of the offering period or (b) the fair market value of a share of stock on the purchase date.  The fair value of our ESPP for the three and six months ended June 30, 2012 and 2011 was estimated using the following assumptions:

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Employee Stock Purchase Plan:
Risk-free interest rate	0.2%	0.1%	0.2%	0.1%
Expected term	0.5 years	0.5 years	0.5 years	0.5 years
Volatility	71.7%	45.9%	71.7%	45.9%
Expected dividend	0%	0%	0%	0%
Weighted average fair value (per share)	$0.98	$1.20	$0.98	$1.20

On May 23, 2012, the Board of Directors of the Company approved, based on recommendations of the Compensation Committee, a grant of 98,363 restricted stock units (“RSU”) to non-employee directors based on a fair market value of $2.82 per share which represents the closing price of the Company’s common stock on the NASDAQ Global Select Market on May 23, 2012.  These RSUs vest upon the first anniversary of the grant date.

We recorded the following stock-based compensation expense for the three and six months ended June 30, 2012 and 2011 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011

Stock option compensation expense recognized in:
Cost of services	$81	$50	$166	$105
Cost of software and other	10	5	21	5
Research and development	278	180	562	341
Sales and marketing	137	149	273	301
General and administrative	479	677	944	1,114
	$985	$1,061	$1, 966	$1,866

ESPP compensation expense recognized in:
Cost of services	$11	$4	$19	$4
Research and development	3	2	6	2
Sales and marketing	1	1	3	1
General and administrative	3	1	4	1
	$18	$8	$32	$8

RSU expense recognized in:
General and administrative	$29	$—	$29	$—

Stock-based compensation expense included in total costs and expenses
	$1,032	$1,069	$2,027	$1,874

Index

The following table represents stock option activity for the six months ended June 30, 2012:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value (in ‘000’s)

Outstanding options at the beginning of the period	10,789,590	$2.99	4.25	$8

Granted	401,150	3.00

Exercised	(254,306)	2.32

Forfeited	(350,438)	3.88

Outstanding options at the end of the period	10,585,996	$2.98	3.81	$6,688

Options vested and expected to vest	10,483,001	$2.97	3.79	$6,636

Outstanding and exercisable at the end of the period	6,906,095	$2.89	2.97	$4,418

The aggregate intrinsic value in the table above represents the total pre-tax intrinsic value that would have been received by the option holders had they all exercised their options on June 30, 2012, respectively. This amount changes based on the fair market value of our stock. During the three and six months ended June 30, 2012, the aggregate intrinsic value of options exercised under our stock option plans were $116,000 and $206,000, respectively.  During the three and six months ended June 30, 2011, the aggregate intrinsic value of options exercised under our stock option plans were $272,000 and $600,000. Total fair value of options vested during the three and six months ended June 30, 2012 was $1.0 million and $2.0 million, respectively.  Total fair value of options vested during the three and six months ended June 30, 2011 was $1.1 million and $1.9 million, respectively.

At June 30, 2012, there was $4.5 million of unrecognized compensation cost related to existing options outstanding, which is expected to be recognized over a weighted average period of 1.7 years.

Net Loss Per Share

Basic net loss per share is computed using our net loss and the weighted average number of common shares outstanding during the reporting period. Diluted net loss per share is computed using our net loss and the weighted average number of common shares outstanding, including the effect from the potential common shares from outstanding stock options, restricted stock units, the employee stock purchase plan by using the treasury stock method. For the three and six months ended June 30, 2012, 943,000 and 836,000, respectively, outstanding options and restricted stock units were excluded from the computation of diluted net loss per share since their effect would have been anti-dilutive.  For the three and six months ended June 30, 2011, 2.2 million and 2.5 million, respectively, outstanding options were excluded from the computation of diluted net loss per share since their effect would have been anti-dilutive.

The following table sets forth the computation of basic and diluted net loss per share (in thousands, except per share amounts):

	Three Months		Six Months
	Ended		Ended
	June 30,		June 30,
	2012	2011	2012	2011

Net Loss	$(2,640)	$(4,039)	$(7,013)	$(7,181)

Shares used in computing basic and diluted net loss per share	48,584	48,293	48,521	48,237

Basic and diluted net loss per share	$(0.05)	$(0.08)	$(0.14)	$(0.15)

Index

Warranties and Indemnifications

We generally provide a refund period on sales, during which refunds may be granted to consumers under certain circumstances, including our inability to resolve certain support issues. For our channel sales, the refund period varies by channel partner, but is generally between 5 and 14 days. For our software products, we provide a 30-day money back guarantee. For referral programs and direct transactions, the refund period is generally 5 days. For all sales channels, we recognize revenue net of refunds and cancellations during the period. Refunds and cancellations have not been material to date.

We generally agree to indemnify our customers against legal claims that our software products infringe certain third party intellectual property rights. As of June 30, 2012 and 2011, we have not been required to make any payment resulting from infringement claims asserted against our customers and have not recorded any related reserves.

Recent Accounting Pronouncements

In May 2011, the FASB issued ASU No. 2011-04—Fair Value Measurement (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs, to provide a consistent definition of fair value and ensure that the fair value measurement and disclosure requirements are similar between U.S. GAAP and International Financial Reporting Standards. ASU 2011-04 changes certain fair value measurement principles and enhances the disclosure requirements particularly for level 3 fair value measurements. ASU 2011-04 was effective for the Company in its first quarter of fiscal 2012. The adoption of ASU 2011-04 had no significant impact on our consolidated financial statements.

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

Note 2. Warrants

On October 25, 2010, we entered into a Support Services Agreement (the “Customer Agreement”) with Comcast Cable Communications Management, LLC (“Comcast”) under which Support.com provides technology support services to customers of Comcast in exchange for fees. In connection with the Customer Agreement, Support.com and Comcast entered into a Warrant Agreement, under which Support.com agreed to issue to Comcast warrants to purchase up to 975,000 shares of Support.com common stock in the future in the event that Comcast meets specified sales milestones under the Customer Agreement. Each warrant, if issued, will have an exercise price per share of $4.9498 and a term of three years from issuance. On September 27, 2011, the Company and Comcast amended the Warrant Agreement to extend the expiration date for the performance milestones while maintaining the previously agreed revenue thresholds. The warrants will be valued as they are earned, and the resulting value will be recorded as a charge against revenue in the period in which the performance milestone is met and the warrant is earned. As of June 30, 2012, none of the performance milestones have been met, and therefore no warrants have been issued. Consequently, the Company has not recorded any warrant-related charges against its revenue for any period through June 30, 2012.

Note 3.  Income Taxes

We recorded an income tax provision of $116,000 and $235,000 for the three and six months ended June 30, 2012 and $29,000 and $31,000 for the three and six months ended June 30, 2011, respectively.  The provision for income taxes includes estimates of current taxes due in domestic and foreign jurisdictions.  This provision reflects tax expense associated with state income tax, foreign taxes, and tax expense related to the recording of a deferred tax liability that results from the amortization for income tax purposes of acquisition-related goodwill.

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

Index

As of June 30, 2012, our deferred tax assets are fully offset by a valuation allowance except in those jurisdictions where it is determined that a valuation allowance is not required. ASC 740, Income Taxes, provides for the recognition of deferred tax assets if realization of such assets is more likely than not. Based upon the weight of available evidence, which includes historical operating performance, reported cumulative net losses since inception and difficulty in accurately forecasting our future results, we provided a full valuation allowance against our net U.S. deferred tax assets and a full valuation allowance against certain foreign deferred tax assets. We reassess the need for our valuation allowance on a quarterly basis. If it is later determined that a portion of the valuation allowance should be reversed it generally will be a benefit to the income tax provision.

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

Legal contingencies

On February 7, 2012, a lawsuit seeking class-action certification was filed against the Company in the United States District Court for the Northern District of California, No. 12-CV-00609, alleging that the design of one the Company’s software products and the method of promotion to consumers constitute fraudulent inducement, breach of contract, breach of express and implied warranties, and unjust enrichment. On the same day the same plaintiffs’ law firm filed another action in the United States District Court for the Southern District of New York, No. 12-CV-0963, involving similar allegations against a subsidiary of the Company and one of the Company’s channel partners who distributes our software products, and that channel partner has requested indemnification under contract terms with the Company. The law firm representing the plaintiffs in both cases has filed unrelated class actions in the past year against a number of major software providers with similar allegations about those providers’ products. On June 18, 2012, the Company entered into a settlement which remains subject to final court approval. Under the terms of the settlement, the Company would offer a one-time cash payment, which is covered by the Company’s insurance provider, to qualified class-action members. In addition, the Company would offer a limited free subscription to one of its software products. In accordance with ASC 450, Contingencies, we have estimated and recorded a charge against earnings in general and administrative expense of $57,000 associated with the limited free software subscription. The Company denies any wrongdoing or liability and entered into the settlement to minimize the costs of defense.

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

Guarantees

We have identified guarantees in accordance with ASC 450. This guidance stipulates that an entity must recognize an initial liability for the fair value, or market value, of the obligation it assumes under the guarantee at the time it issues such a guarantee, and must disclose that information in its interim and annual financial statements. We have entered into various service level agreements with our channel partners, in which we may guarantee the maintenance of certain service level thresholds. Under some circumstances, if we do not meet these thresholds, we may be liable for certain financial costs. We evaluate costs for such guarantees under the provisions of ASC 450. We consider such factors as the degree of probability that we would be required to satisfy the liability associated with the guarantee and the ability to make a reasonable estimate of the resulting cost. To date, we incurred costs of less than 1% of revenue as a result of any such obligations and have not accrued any liabilities related to such obligations in the condensed consolidated financial statements as of June 30, 2012 and December 31, 2011.

Index

Note 5. Restructuring Obligations and Other Charges

In the second quarter of 2012, we initiated a phased reduction in our sales agent workforce.  These selling activities were transitioned to either partner sales centers or third-party sales specialists.  We reduced our workforce by 190 employees, or approximately 15% of our total employee headcount by the end of second quarter of 2012.  All of the affected employees were terminated by June 30, 2012.  As a result, we recorded a restructuring charge of $142,000 in sales and marketing expense and $30,000 in general and administrative expense. The restructuring charge was primarily comprised of employee termination costs and professional services.  As of June 30, 2012, the remaining balance related to this restructuring obligation was $55,000, which we expect to pay in the third quarter of 2012.

In the third quarter of 2009, we ceased using a portion of our headquarters office in order to align our facilities usage with our current size.  As a result, we impaired approximately 46% of our Redwood City facility.  We recorded a restructuring charge of approximately $1.3 million in general and administrative expense, which related to the facility impairment.  As of June 30, 2012, the remaining balance on this restructuring obligation was $30,000, which we expect to pay through July 2012.

The following table summarizes activity associated with the restructuring and related expenses incurred as of June 30, 2012 (in thousands):

	Severance(1)	Facilities(2)	Total
Restructuring obligations, December 31, 2011	$2	$208	$210
Restructuring costs incurred in 2012	172	—	172
Cash payments	(119)	(178)	(297)
Restructuring obligations, June 30, 2012	$55	$30	$85

(1)	Severance costs include those expenses related to severance pay and related employee benefit obligations.

(2)
Facilities costs include obligations under non-cancelable leases for facilities that we no longer occupy, as well as penalties associated with early terminations of leases and disposal of fixed assets. No sublease income has been included because subleasing is not permitted under the terms of our lease.

Note 6. Other Accrued Liabilities

Other accrued liabilities consist of the following (in thousands):

	June 30, 2012	December 31, 2011
Accrued expenses	$3,054	$2,910
Restructuring expenses	85	210
Customer deposits	759	1,160
Other accrued liabilities	276	211
Total other accrued liabilities	$4,174	$4,491

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

Index

We engaged an independent third-party appraisal firm to assist in determining the fair value of assets acquired and liabilities assumed from the transaction.  Such a valuation requires management to make significant estimates, especially with respect to intangible assets.  These estimates are based on historical experience and information obtained from the management of the acquired company.  We placed value on RHIT’s existing customer relationships, as well as non-compete agreements signed by certain key employees.  The purchase price for RHIT exceeded the fair value of RHIT’s net tangible and intangible assets acquired.  As a result, we have recorded goodwill in connection with this transaction.  This goodwill is deductible for tax purposes.

We paid a total of $1.4 million in cash including $300,000 held in escrow against payment of a milestone-based earn-out.  The earn-out consists of two criteria-based milestones that must be met by specific dates through 2012.  The probability-weighted fair value of the $300,000 payment was $277,000.  As a result, we recorded the $23,000 difference between the $300,000 escrow cash payment and $277,000 fair value as other current assets on our consolidated balance sheet.  Following our periodic re-evaluation of the probability of milestone achievements, the remaining value of the other current asset on our consolidated balance sheet has been reduced from the $23,000 originally recorded to $18,000 at June 30, 2012.  The probability of milestone achievement will be re-measured quarterly and any changes in the estimated fair value will be recorded in amortization of intangible assets and other in the consolidated statements of operations.  For the three and six months ended June 30, 2012, we recorded $5,000 in amortization of intangible assets and other related to the milestone-based earn-out. We expect the balance of this asset to decline as we near the completion dates of future milestones and re-evaluate the probability of these milestone achievements.

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

The operating results of RHIT have been included in our accompanying condensed consolidated statements of operations from January 14, 2012, the day following acquisition.  Pro-forma results of operations have not been presented because the acquisition was not material to our results of operations.  In addition to the $1.4 million cash consideration, we incurred acquisition-related expenditures of approximately $33,000 through June 30, 2012, which were expensed in the periods in which they were incurred in accordance with ASC 805, Business Combinations. These expenses were recorded in general and administrative expense in our condensed consolidated statements of operations.

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

We engaged an independent third-party appraisal firm to assist in determining the fair value of assets acquired and liabilities assumed from the transaction.  Such a valuation requires management to make significant estimates, especially with respect to intangible assets.  These estimates are based on historical experience and information obtained from the management of the acquired company.  We placed value on SAS’s technology, trade name and existing customer relationships, as well as non-compete agreements signed by certain key employees.  The purchase price for SAS exceeded the fair value of SAS’s net tangible and intangible assets acquired.  As a result, we have recorded goodwill in connection with this transaction.  This goodwill is deductible for tax purposes.

We paid a total of $8.5 million in cash including $1.0 million held in escrow against payment of a milestone-based earn-out.  The earn-out consists of four criteria-based milestones that must be met by specific dates over the 18-month period following the acquisition date.  The probability-weighted fair value of the $1.0 million payment is $919,000.  As a result, we recorded the $81,000 difference between $1.0 million escrow cash payment and $919,000 fair value as other current assets on our consolidated balance sheets.  Following our periodic re-evaluation of the probability of milestone achievements, the remaining value of the other current asset on our consolidated balance sheets has been reduced from the $81,000 originally recorded to $37,500 at June 30, 2012.  The probability of milestone achievement is re-measured quarterly and any changes in the estimated fair value are recorded in amortization of intangible assets and other in the consolidated statements of operations. For the three and six months ended June 30, 2012, we recorded $25,000 and $38,000, respectively, in amortization of intangible assets and other related to the milestone-based earn-out. We expect the balance of this asset to decline as we near the completion dates of future milestones and re-evaluate the probability of these milestone achievements.

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

The operating results of SAS have been included in our accompanying condensed consolidated statements of operations from June 16, 2011, the day following acquisition.  Pro-forma results of operations have not been presented because the acquisition was not material to our results of operations.  In addition to the $8.5 million cash consideration, we incurred acquisition-related expenditures of approximately $363,000 as of December 31, 2011, which were expensed in the period in which they were incurred in accordance with ASC 805.  These expenses were recorded in general and administrative expense in our condensed consolidated statements of operations.

Index

Note 8.  Intangible Assets

Amortization expense and other related to intangible assets for the three months ended June 30, 2012 and 2011 was $391,000 and $122,000, respectively.  Amortization expense and other related to intangible assets for the six months ended June 30, 2012 and 2011 was $758,000 and $205,000, respectively.

The following table summarizes the components of intangible assets (in thousands):

	Non- compete	Partner Relationships	Customer Base	Technology Rights	Tradenames	Indefinite Life Intangibles	Total
As of June 30, 2012
Gross carrying value	$594	$145	$641	$5,330	$760	$250	$7,720
Accumulated amortization	(383)	(128)	(172)	(1,202)	(350)	—	(2,235)
Net carrying value	$211	$17	$469	$4,128	$410	$250	$5,485

As of December 31, 2011
Gross carrying value	$523	$145	$181	$5,330	$760	$250	$7,189
Accumulated amortization	(335)	(108)	(109)	(702)	(265)	—	(1,519)
Net carrying value	$188	$37	$72	$4,628	$495	$250	$5,670

In December 2006, we acquired the use of a toll-free telephone number for cash consideration of $250,000.  This asset has an indefinite useful life.  The intangible asset is tested for impairment annually or more often if events or changes in circumstances indicate that the carrying value may not be recoverable.

The estimated future amortization expense of intangible assets, with the exception of the indefinite-life intangible assets as of June 30, 2012 is as follows (in thousands):

Fiscal Year	Amount
2012 (July-December)	$710
2013	1,321
2014	1,091
2015	1,069
2016	1,028
2017	16
Total	$5,235

Weighted average remaining useful life	4.2 years

The following table summarizes the components of purchased technology (in thousands):

	As of June 30,	As of December 31,
	2012	2011
Purchased technology	$350	$350
Accumulated amortization	(248)	(207)
Total purchased technology, net	$102	$143

Index

The estimated future amortization expense of purchased technology as of June 30, 2012 is as follows (in thousands):

Fiscal Year	Amount
2012 (July-December)	$42
2013	60
Total	$102

Weighted average remaining useful life	1.3 years

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

We market our services through channel partners and directly. Our channel partners include broadband service providers, retailers, technology companies and others. We market our software products directly, principally online, and through channel partners.  We offer free trial versions of our software products to encourage customers to experience the products before buying, and to encourage customers to upgrade to premium versions for which we charge license fees. Our sales and marketing efforts principally target North American customers.

Our total revenue for the second quarter of 2012 grew 29% year-over-year. Revenue from services grew 63% year-over-year. The increase in services revenue over the prior year was due to growth in our channel programs, primarily expansion of the Comcast program. Revenue from software and other declined 29% year-over-year due to changes in the online advertising markets in which we participate..

Cost of services for the second quarter of 2012 grew 45% year-over-year as we added delivery agents to support anticipated revenue growth. Services gross margin improved from 22% to 30% year-over-year primarily as a result of improved operational processes and refinements to service delivery methodology. Cost of software and other for the second quarter of 2012 declined 17% year-over-year due to reduced sales of our software products. Gross margin was 43% in the second quarter of 2012 and 48% for the same period in 2011. The decrease in gross margin was driven by lower percentage of revenue from software and other in the revenue mix, offset by improvements in services margin.

Second quarter operating expenses decreased by 6% year-over-year, driven by lower marketing spend related to our software products, offset by the addition of sales agents required to support certain channel programs prior to the reduction in sales agent workforce completed by the end of the second quarter of 2012.

In the second quarter of 2012, we entered into a sublease and master landlord consent agreement for an office facility located in Redwood City, California which will serve as our new corporate headquarters.

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

Index

Critical Accounting Policies and Estimates

In preparing our financial statements, we make estimates, assumptions and judgments that can have a significant impact on our revenue, operating income or loss and net income or loss, as well as on the value of certain assets and liabilities on our condensed consolidated balance sheet. We believe that the estimates, assumptions and judgments involved in the accounting policies described in Management’s Discussion and Analysis of Financial Condition and Results of Operations in Item 7 of our Annual Report on Form 10-K for the fiscal year ended December 31, 2011 have the greatest potential impact on our condensed consolidated financial statements, so we consider them to be our critical accounting policies and estimates.  There have been no significant changes in these critical accounting policies and estimates during the three and six months ending June 30, 2012.

RESULTS OF OPERATIONS

The following table sets forth the results of operations for the three and six months ended June 30, 2012 and 2011 expressed as a percentage of total revenue.

	Three Months			Six Months
	Ended			Ended
	June 30,			June 30,
	2012	2011		2012	2011
Revenue:
Services	79%	63%		79%	66%
Software and other	21	37		21	34
Total revenue	100	100		100	100

Costs of revenue:
Cost of services	55	49		57	51
Cost of software and other	2	3		2	3
Total cost of revenue	57	52		59	54

Gross profit	43	48		41	46
Operating expenses:
Research and development	10	11		10	11
Sales and marketing	29	41		32	39
General and administrative	16	26		17	24
Amortization of intangible assets and other	2	1		2	1
Total operating expenses	57	79		61	75

Loss from operations	(14)	(31)		(20)	(29)

Interest and other income, net	0	1		0	1

Loss from continuing operations, before income taxes	(14)	(30)		(20)	(28)

Income tax provision	1	0		1	0

Loss from continuing operations, after income taxes	(15)	(30)		(21)	(28)

Income (loss) from discontinued operations, after income taxes	(0)	(0)		0	(0)
Net loss	(15)%	(30	) %	(21)%	(28)%

Index

REVENUE

	Three Months Ended June 30,					Six Months Ended June 30,
In thousands, except percentages	2012	2011	$ Change	% Change		2012	2011	$ Change	% Change

Services	$13,744	$8,442	$5,302	63%		$27,509	$17,592	$9,917	56%
Software and other	3,569	5,012	(1,443)	(29	) %	7,392	8,892	(1,500)	(17	) %
Total revenue	$17,313	$13,454	$3,859	29%		$34,901	$26,484	$8,417	32%

Services revenue consists primarily of fees for technology services.  We provide these services remotely, generally using work-from-home Personal Technology Experts and contractors who utilize our proprietary technology to deliver the services.  Services revenue for the three months ended June 30, 2012 increased by $5.3 million from the same period in 2011.  The increase was due to growth in our channel programs, primarily expansion of the Comcast program.  For the three months ended June 30, 2012, services revenue generated from our channel partnerships was $12.8 million compared to $7.7 million for the same period in 2011.  Direct services revenue was $1.0 million for the three months ended June 30, 2012 compared to $0.8 million for the same period in 2011.  Services revenue for the six months ended June 30, 2012 increased by $9.9 million from the same period in 2011.  The increase was due to growth in our channel programs, primarily expansion of the Comcast program.  For the six months ended June 30, 2012, services revenue generated from our channel partnerships was $25.7 million compared to $16.2 million for the same period in 2011.  For the six months ended June 30, 2012, direct services revenue was $1.8 million compared to $1.4 million for the same period in 2011.

Software and other revenue is comprised primarily of fees for software products provided through direct consumer downloads and, to a lesser extent, through the sale of this software via channel partners. Software and other revenue for the three months ended June 30, 2012 decreased by $1.4 million from the same period in 2011 due to changes in the online advertising markets in which we participate.  For the three months ended June 30, 2012 and 2011, software revenue generated from our channel partnerships remained relatively consistent at $1.4 million while software revenue from direct sales was $2.1 million for the three months ended June 30, 2012, compared to $3.7 million from the same period in 2011.   Software and other revenue for the six months ended June 30, 2012 decreased by $1.5 million compared to same period in 2011 due to changes in the online advertising markets in which we participate.  For the six months ended June 30, 2012, software and other revenue generated from our channel partnerships was $2.9 million compared to $2.3 million from the same period in 2011 while software revenue from direct sales was $4.5 million compared to $6.6 million for the same period in 2011.

COSTS AND EXPENSES

Costs of Revenue

	Three Months Ended June 30,				Six Months Ended June 30,
In thousands, except percentages	2012	2011	$ Change	% Change	2012	2011	$ Change	% Change

Cost of services	$9,591	$6,601	$2,990	45%	$19,881	$13,418	$6,463	48%
Cost of software and other	360	433	(73)	(17)%	830	837	(7)	(1)%
Total cost of revenue	$9,951	$7,034	$2,917	41%	$20,711	$14,255	$6,456	45%

Cost of services consists primarily of salary–related and contractor expenses for personnel providing services, technology and telecommunication expenses related to the delivery of services and other personnel-related expenses in service delivery. The increase of $3.0 million in cost of services for the three months ended June 30, 2012 compared to the same quarter of 2011 was mainly driven by $2.7 million of costs associated with higher number of service delivery personnel added to support the growth of our programs, as well as a corresponding increase of $0.3 million in direct technology costs to support this growing workforce.  The increase of $6.5 million in cost of services for the six months ended June 30, 2012 compared to the same period in 2011 was primarily due to $5.8 million of costs associated with higher number of service delivery personnel for growing service revenue, as well as a corresponding increase of $0.6 million in direct technology costs to support this growing workforce.

Cost of software and other consists primarily of third-party royalty fees for our software products.  Certain products were developed using third-party research and development resources, and this third-party receives royalty payments on sales of products it developed.  The decrease in cost of software and other for the three months ended June 30, 2012 compared to the same period in 2011 was primarily due to reduced sales of our software products.  For the six months ended June 30, 2012 and 2011, cost of software and other remained relatively consistent.

Index

Operating Expenses

	Three Months Ended June 30,					Six Months Ended June 30,
In thousands, except percentages	2012	2011	$ Change	% Change		2012	2011	$ Change	% Change

Research and development	$1,708	$1,433	$275	19%		$3,478	$2,881	$597	21%
Sales and marketing	$4,989	$5,543	$(554)	(10	) %	$11,119	$10,328	$791	8%
General and administrative	$2,850	$3,439	$(589)	(17	) %	$5,764	$6,225	$(461)	(7)%

Research and development. Research and development expense consists primarily of compensation costs, third-party consulting expenses and related overhead costs for research and development personnel. Research and development costs are expensed as they are incurred.  The increase of $0.3 million in research and development expense for the three months ended June 30, 2012 compared to the same period in 2011 resulted primarily from an increase of $0.2 million from higher salary and related expenses due to incremental research and development personnel, as well as an increase of $0.1 million in stock-based compensation expenses.  The increase of $0.6 million in research and development expense for the six months ended June 30, 2012 compared to the same period in 2011 resulted primarily from an increase of $0.3 million from higher salary and related overhead expense due to increase in headcount, as well as an increase of $0.2 million in stock-based compensation expenses.

Sales and marketing. Sales and marketing expense consists primarily of compensation costs, including salaries and sales commissions for sales agents and business development, program management and marketing personnel, as well as expenses for lead generation and promotional activities, including public relations, advertising and marketing.  The decrease of $0.6 million in sales and marketing expense for the three month ended June 30, 2012 compared to the same period in 2011 resulted from a decrease of $1.2 million from lower marketing expense offset by an increase of $0.6 million due to the addition of sales agents required to support certain channel programs prior to the reduction in sales agent workforce completed by the end of the second quarter of 2012.  The increase of $0.8 million in sales and marketing expense for the six months ended June 30, 2012 compared to the same period in 2011 primarily resulted from an increase of $2.1 million from higher personnel and related expenses, primarily associated with the addition of sales agents required to support our programs, offset by a decrease of $1.5 million from lower marketing expense associated with lower software revenue.

General and administrative. General and administrative expense consists primarily of compensation costs and related overhead costs for administrative personnel and professional fees for legal, accounting and other professional services.  The decrease of $0.6 million in general and administrative expense for the three months ended June 30, 2012 compared to the same period in 2011 was primarily due to decreases of $0.3 million in acquisition related expenses and $0.2 million in stock-based compensation expense.  The decrease of $0.5 million in general and administrative expense for the six months ended June 30, 2012 compared to the same period in 2011 was primarily due to decreases of $0.3 million in acquisition related expenses and $0.1 million in stock-based compensation expense.

Amortization of Intangible Assets and Other

	Three Months Ended June 30,				Six Months Ended June 30,
In thousands, except percentages	2012	2011	$ Change	% Change	2012	2011	$ Change	% Change

Amortization of intangible assets and other	$391	$122	$269	220%	$758	$205	$553	270%

The increase in amortization of intangible assets and other for the three and six months ended June 30, 2012 compared to the same quarter of 2011 was primarily due to acquisition of RightHand IT Corporation in January 2012 and SUPERAntiSpyware in June 2011.

INTEREST INCOME AND OTHER, NET

	Three Months Ended June 30,				Six Months Ended June 30,
In thousands, except percentages	2012	2011	$ Change	% Change	2012	2011	$ Change	% Change

Interest income and other, net	$59	$125	$(66)	(53)%	$134	$275	$(141)	(51	) %

The decrease in interest income and other for the three and six months ended June 30, 2012 compared to the same periods in 2011 was primarily due to lower interest income on our investments as a result of lower yields and lower balances in our portfolio.

Index

INCOME TAX PROVISION

	Three Months Ended June 30,				Six Months Ended June 30,
In thousands, except percentages	2012	2011	$ Change	% Change	2012	2011	$ Change	% Change

Income tax provision	$116	$29	$87	300%	$235	$31	$204	658%

The provision for income taxes includes estimates of current taxes due in domestic and foreign jurisdictions.  Our current period provision consisted of state income tax, foreign taxes, and tax expense related to the recording of a deferred tax liability that results from the amortization for income tax purposes of acquisition-related goodwill.

The increase in the income tax provision from 2011 to 2012 was primarily due to tax expense associated with acquired goodwill and an increase in India income taxes due to the expiration of a tax holiday in 2011.

LIQUIDITY AND CAPITAL RESOURCES

Total cash, cash equivalents and investments at June 30, 2012 was $48.5 million, compared to $53.0 million at December 31, 2011.  The balance at December 31, 2011 included approximately $1.4 million of cash use related to the acquisition of RightHand IT Corporation in January 2012.

Operating Activities

Net cash used in operating activities was $3.5 million and $2.5 million for the six months ended June 30, 2012 and 2011, respectively.  Net cash used in operating activities for the six months ended June 30, 2012 resulted primarily from a net loss of $7.0 million, offset by non-cash items of $3.4 million, which primarily included depreciation, amortization of premiums and discounts on marketable securities, stock-based compensation expense and amortization of intangible assets and other.  Net cash used in operating activities for the six months ended June 30, 2011 resulted primarily from a net loss of $7.2 million, offset by an increase of deferred revenue of $1.1 million, and non-cash items of $3.2 million, which primarily included depreciation, amortization of premiums and discounts on marketable securities, stock-based compensation expenses and amortization of intangible assets and other.

Investing Activities

Net cash provided by (used in) investing activities was $1.0 million and $(8.9) million for the six months ended June 30, 2012 and 2011, respectively.  Net cash provided by investing activities for the six months ended June 30, 2012 was primarily due to sales and maturities of $26.6 million of investments offset by the purchases of $23.9 million of investments, $1.3 million for acquisition of RightHand IT Corporation and $318,000 for purchases of property and equipment.  Net cash used in investing activities for the six months ended June 30, 2011 was primarily due to the purchases of $34.3 million of investments offset by sales and maturities of $33.9 million of investments, $8.4 million for acquisition of SUPERAntiSpyware and $183,000 for purchases of property and equipment.

Financing Activities

Net cash provided by financing activities was $689,000 and $418,000 for the six months ended June 30, 2012 and 2011, respectively, and was primarily attributable to the exercise of employee stock options.

Working Capital and Capital Expenditure Requirements

At June 30, 2012, stockholders’ equity was $67.2 million and working capital was $47.4 million. We believe that our existing cash balances will be sufficient to meet our working capital requirements and our planned capital expenditures for at least the next 12 months.

If we require additional capital resources to grow our business internally or to acquire complementary technologies and businesses at any time in the future, we may seek to sell additional equity or debt securities. The sale of additional equity could result in dilution to our stockholders.

We plan to continue to make investments in our business during 2012. We believe these investments are essential to creating sustainable growth in our business in the future. Because these investments will likely precede any associated revenues, we expect our working capital to decrease in the near term although we expect the decrease to be smaller than it has been in the past. Additionally, we may choose to acquire other businesses or complimentary technologies to enhance our product capabilities and such acquisitions would likely require the use of cash.

Index

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

The primary objective of our investment activities is to preserve principal while at the same time maximizing the income we receive from our investments without significantly increasing risk. To achieve this objective, we invest our excess cash in a variety of securities, including U.S. government agency securities, corporate notes and bonds, commercial paper and money market funds. These securities are classified as available-for-sale. Consequently, our available-for-sale securities are recorded on the consolidated balance sheets at fair value with unrealized gains or losses reported as a separate component of accumulated other comprehensive loss within stockholder’s equity. Our holdings of the securities of any one issuer, except government agencies, do not exceed 10% of our portfolio. We do not utilize derivative financial instruments to manage our interest rate risks.

As of June 30, 2012, we held $28.2 million in investments (excluding cash and cash equivalents), which consisted primarily of government debt securities, corporate notes and bonds, and commercial paper. The weighted average interest rate of our portfolio was approximately 0.49% at June 30, 2012. A decline in interest rates over time would reduce our interest income from our investments. A hypothetical 10% increase or decrease in interest rates, however, would not have a material impact adverse effect on our financial condition.

As of December 31, 2011, we had an investment in a AAA-rated ARS with a state student loan authority with an estimated fair value of $1.1 million.  This investment is substantially guaranteed by the federal government through the Federal Family Education Loan Program (FFELP). The ARS is a long-term floating rate bond tied to short-term interest rates. After the initial issuance, the interest rate on the security is reset periodically, at intervals established at the time of issuance (e.g., every seven days, twenty-eight days, thirty-five days, or every six months), based on market demand, if the auctions are successful, through a competitive bidding process often referred to as a “Dutch auction.” If there is insufficient interest in the securities at the time of an auction, the auction may not be completed and the ARS then pays a default interest rate. Following such a failed auction, we could not access our funds that were invested in the corresponding ARS until a future auction of these investments is successful, new buyers express interest in purchasing these securities between reset dates, issuers establish a different form of financing to replace these securities or final payments become due according to contractual maturities. At June 30, 2012, we had no investments in ARS because our long-term investment in ARS was settled at par for cash in May 2012.

The fair value for our ARS as of December 31, 2011 was estimated by management and based on a discounted cash flow valuation that takes into account a number of factors including the estimated weighted average remaining term (WART) of the underlying securities, the expected return, and the discount rate. The WART was estimated based on servicing reports and expectations regarding redemptions.  The expected return was calculated based on the last twelve months’ average for the 91 day T-bill plus a spread. This rate is the typical default rate for ARS held by us. The discount rate was calculated using the 3-month LIBOR rate plus adjustments for the security type. Changes in any of the above estimates, especially the weighted average remaining term or the discount rate, could result in a material change to the fair value.

Impact of Foreign Currency Rate Changes

The functional currencies of our international operating subsidiaries are the local currencies. We translate the assets and liabilities of our foreign subsidiaries at the exchange rates in effect on the balance sheet date. We translate their income and expenses at the average rates of exchange in effect during the period. We include translation gains and losses in the stockholders’ equity section of our consolidated balance sheet. We include net gains and losses resulting from foreign exchange transactions in interest income and other in our consolidated statements of operations. Since we translate foreign currencies (primarily Canadian dollars and Indian rupees) into U.S. dollars for a limited number of customers and a small portion of our operations, currency fluctuations may have an immaterial impact on our financial results. We have both revenue and expenses that are denominated in foreign currencies. Neither a weaker or stronger U.S. dollar environment would have a material impact on our consolidated statement of operations. The historical impact of currency fluctuations has generally been immaterial.  As of June 30, 2012, we did not engage in foreign currency hedging activities.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended June 30, 2012, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

●	Our ability to successfully monetize customers who receive free versions of our software;

Index

●	Our expectations regarding our ability to deliver premium technology services efficiently and through arrangements that are profitable;
●	Our ability to offer subscriptions to our services in a profitable manner;
●	Our ability to execute effectively in the small business market;
●	Our ability to hire, train, manage and retain service delivery agents in a home-based model and to continue to enhance the flexibility of our staffing model;
●	Our ability to match staffing levels with service volume in a cost-effective manner;
●	Our ability to manage contract labor as a component of our workforce;
●	Our ability to train and manage sales agents and to manage sales costs in programs where we perform sales;
●	Our beliefs and expectations regarding the introduction of new services and products, including additional software products and service offerings for devices beyond the computer;
●	Our ability to successfully offer services to the small business market;
●	Our beliefs and expectations regarding new business opportunities;
●	Our expectations regarding revenues, cash flows and expenses, including cost of revenue, sales and marketing, research and development efforts, and administrative expenses;
●	Our assessment of seasonality, mix of revenue, and other trends for our business;
●	Our expectations regarding the costs and other effects of acquisition and disposition transactions;
●	Our expectations regarding unit volumes, pricing and other factors in the market for computers and other devices, and the effects of such factors on our business;
●	Our expectations regarding the results of pending, threatening or future litigation;
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

Our technology-enabled services business was launched in 2007 to provide services that help consumers and small businesses with their technology needs. Prior to 2007, we operated an enterprise software business focused on technical support, which we sold in the second quarter of 2009. We are executing a plan to grow our business by providing premium technology services and software to customers both through channel partners and directly. We may not be able to offer these services and software products successfully. Our Personal Technology Experts are generally home-based, which requires a high degree of coordination and quality control of employees working from diverse and remote locations. We are currently experiencing financial losses in our business and we may to continue to use cash and incur costs to support our growth initiatives. Our investments, which typically are made in advance of revenue, may not yield increased revenue to offset these expenses. As a result of these factors, the future revenue and income potential of our business is uncertain. Any evaluation of our business and our prospects must be considered in light of these factors and the risks and uncertainties often encountered by companies in our early stage of development. Some of these risks and uncertainties relate to our ability to do the following:

●	Maintain our current relationships, and develop new relationships, with channel partners on acceptable terms or at all;
●	Reach consumers and small businesses directly in a cost-effective fashion;
●	Hire, train, manage and retain our home-based Personal Technology Experts and enhance the flexibility of our staffing model in a cost-effective fashion;
●	Manage contract labor efficiently and effectively;
●	Meet anticipated growth targets;
●	Match staffing levels with demand for services;
●	Manage our business to provide services and sales on an efficient basis in order to achieve profitability;
●	Offer subscriptions to our services in a profitable manner;
●	Successfully introduce new, and adapt our existing, services and products for consumers and small businesses;
●	Grow our software business using existing and new monetization models;
●	Operate effectively in the small business market;
●	Respond to changes in macroeconomic conditions as they affect our and our channel partners’ operations;
●	Respond effectively to changes in the online advertising markets in which we participate;
●	Respond effectively to competition;
●	Realize benefits of any acquisitions we make;
●	Adapt to changes in the markets we serve, including the proliferation of smartphones, tablets and other devices;
●	Adapt to changes in our industry, including consolidation;
●	Respond to government regulations relating to our business;
●	Manage and respond to present, threatened, and future litigation;
●	Attract and retain qualified management and employees; and
●	Manage our expanding operations and implement and improve our operational, financial and management controls.

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

Several factors that have contributed or may in the future contribute to fluctuations in our operating results include:

●	Demand for our services and products;
●	The performance of our channel partners;
●	Instability or decline in the global macroeconomic climate and its effect on our and our channel partners’ operations;
●	Our ability to increase the efficiency of our service delivery agents;
●
Our ability to effectively match staffing levels with service volumes on a cost-effective basis, particularly with newer partners using models, such as subscriptions, without adequate or comparable historical data for forecasting purposes;

Index

●	Our ability to manage contract labor;
●	Our ability to manage sales costs in programs where we perform sales;
●	Our reliance on a relatively small number of channel partners for a substantial portion of our revenue;
●	Our ability to attract and retain customers and channel partners;
●	Our ability to reach customers directly in a cost effective manner;
●	Our ability to serve the small business market;
●	The availability and cost-effectiveness of advertising placements for our software products and our ability to respond to changes in the online advertising markets in which we participate;
●	The price and mix of products and services we or our competitors offer;
●	The rate of expansion of our offerings and our investments therein;
●	Our ability to successfully monetize customers who receive free versions of our software;
●	Usage rates on the subscriptions we offer;
●
Changes in the computer and consumer electronics markets relating to unit volume, pricing and other factors, including changes driven by the growing popularity of smartphones, tablets and other new devices, and the effects of such changes on our business;

●	Our ability to adapt to our customers’ needs in a market space defined by frequent technological change;
●	Seasonal trends and changes resulting from consumer spending patterns;
●	The amount and timing of operating costs and capital expenditures in our business;
●	Diversion of management’s attention from other business concerns and disruption of our ongoing business activities as a result of acquisitions or divestitures by us;
●	Costs related to the defense and settlement of litigation which can also have an additional adverse impact on us because of negative publicity, diversion of management resources and other factors;
●	Potential losses on investments, or other losses from financial instruments we may hold that are exposed to market risk; and
●	The exercise of judgment by our management in making accounting decisions in accordance with our accounting policies.

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

In the second quarter of 2012, Comcast, Office Max, Staples and Office Depot represented 35%, 12%, 12% and 11% of our revenues, respectively. The loss of any of these partners, the worsening of the terms or terminations of our arrangements with any of these partners or the failure of any of these partners to achieve their targets could adversely affect our business. Generally, the agreements with our partners do not require them to conduct any minimum amount of business with us, and therefore they could decide at any time to reduce or eliminate the use of our services. Additionally, we may not obtain new channel partners or customers. The failure to obtain significant new channel partners or the loss or decline of any significant channel partner would have a material adverse effect on our operating results. Further risks associated with the loss or decline in a significant channel partner are detailed in “Our failure to establish and expand successful partnerships to sell our services and products would harm our operating results” below.

Index

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

Most of our software revenue stream is highly dependent on obtaining advertising placements in a cost-effective manner in certain key online media placements. From time to time a trend or a change in a key advertising placement will impact us, decreasing traffic or significantly increasing the cost of online advertising and therefore compromising our ability to achieve desired traffic levels at profitable rates. If such a change were to occur, as it has recently and on several occasions in the past, we may be unable to attract desired amounts of traffic, our costs for advertising may increase beyond our forecasts and our software revenues may decrease. As a result, our operating results would be negatively impacted.

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

The markets for our services and software products are still rapidly evolving, and we may not be able to compete successfully against current and potential competitors. Our ability to expand our business will depend on our ability to maintain our technological advantage, introduce timely enhanced products to meet growing support needs, deliver on-going value to our customers, scale our business cost-effectively, and develop complimentary relationships with other companies providing services or products to our partners. Competition in our markets could reduce our market share or require us to reduce the price of products and services, which could harm our business, financial condition and operating results. These risks exist for the consumer market in which we have operated and the small business market we are entering.

The competitors in our markets for services and software can have some or all of the following comparative advantages: longer operating histories, greater economies of scale, greater financial resources, larger user bases, greater engineering and technical resources, greater sales and marketing resources, stronger strategic alliances and distribution channels, lower labor costs, products with different functions and feature sets and greater brand recognition than we have. We expect new competitors to continue to enter our services market given its relatively early stage, and we expect our software market to remain competitive.

Our future service and product offerings may not achieve market acceptance.

If we fail to develop new and enhanced versions of our services and products in a timely manner or to provide services and products that achieve rapid and broad market acceptance, we may not maintain or expand our market share. We may fail to identify new service and product opportunities for our current market or new markets such as small business. In addition, our existing services and products may become obsolete if we fail to introduce new services and products that meet new customer demands or support new standards. While we are developing new services and products, there can be no assurance that they will be timely released or ever be completed, and if they are, that they will gain market acceptance or generate material revenue for us. We have limited control over factors that affect market acceptance of our services and products, including the willingness of channel partners to offer our services and products and customer preferences for competitor services, products and delivery models.

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

Index

●	Unanticipated costs and liabilities and unforeseen accounting charges or fluctuations;
●	Delays and difficulties in delivery of services and products;
●	Failure to effectively integrate or separate management information systems, personnel, research and development, marketing, sales and support operations;
●	Loss of key employees;
●	Economic dilution to gross and operating profit;
●	Diversion of management’s attention from other business concerns and disruption of our ongoing business;
●	Difficulty in maintaining controls and procedures;
●	Uncertainty on the part of our existing customers about our ability to operate after a transaction;
●	Loss of customers;
●	Loss of partnerships;
●	Inability to execute our growth plans;
●	Declines in revenue and increases in losses;
●	Failure to realize the potential financial or strategic benefits of the acquisition or divestiture; and
●	Failure to successfully further develop the combined or remaining technology, resulting in the impairment of amounts recorded as goodwill or other intangible assets.

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

We license technologies from third parties, which are integrated into our services and software. Our use of commercial technologies licensed on a non-exclusive basis from third parties poses certain risks. Some of the third-party technologies we license may be provided under “open source” licenses, which may have terms that require us to make generally available our modifications or derivative works based on such open source code. Our inability to obtain or integrate third-party technologies with our own technology could delay service development until equivalent compatible technology can be identified, licensed and integrated. These third-party technologies may not be available to us on commercially reasonable terms or at all. If our relationship with third parties were to deteriorate, or if such third parties were unable to develop innovative and saleable products, we could be forced to identify a new developer and our future revenue could suffer. We may fail to successfully integrate any licensed technology into our services or software, or maintain it through our own development work, which would harm our business and operating results. Third-party licenses also expose us to increased risks that include:

●	Risks of product malfunction after new technology is integrated
●	Risks that we may be unable to obtain or continue to obtain support, maintenance and updates from the technology supplier;
●	The diversion of resources from the development of our own proprietary technology; and
●	Our inability to generate revenue from new technology sufficient to offset associated acquisition and maintenance costs.

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

We may face consumer class actions and similar claims that could be costly to defend or settle and result in negative publicity and diversion of management resources.

Our business involves direct sale and licensing of services and software to consumers and small businesses, and we typically include customary indemnification provisions in favor of our distribution partners in our partner agreements for the distribution of our services and software.  As a result we can be subject to consumer litigation and legal proceedings related to our services and software, including putative class action claims and similar legal actions.  Such litigation can be expensive and time-consuming regardless of the merits of any action, and could divert management’s attention from our business. The cost of defense can be large as can any settlement or judgment in an action. The outcome of any litigation is uncertain and could significantly impact our financial results. Regardless of outcome, litigation can have an adverse impact on us because of defense costs, negative publicity, diversion of management resources and other factors.

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

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

Index

ITEM 6.          EXHIBITS

Exhibits.

10.1	Sublease Agreement dated June 7, 2012

31.1	Chief Executive Officer Section 302 Certification

31.2	Chief Financial Officer Section 302 Certification

32.1	Statement of the Chief Executive Officer under 18 U.S.C. § 1350(1)

32.2	Statement of the Chief Financial Officer under 18 U.S.C. § 1350(1)

101.INS	XBRL INSTANCE DOCUMENT

101.SCH	XBRL SCHEMA DOCUMENT

101.CAL	XBRL CALCULATION LINKBASE DOCUMENT

101.LAB	XBRL LABELS LINKBASE DOCUMENT

101.PRE	XBRL PRESENTATION LINKBASE DOCUMENT

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

August 8, 2012	SUPPORT.COM, INC.

	By:	/s/ SHELLY SCHAFFER
Shelly Schaffer
Chief Financial Officer and
Executive Vice President of Finance and
Administration

Index

EXHIBIT INDEX TO SUPPORT.COM, INC.
QUARTERLY REPORT ON FORM 10-Q
FOR THE QUARTER ENDED JUNE 30, 2012

10.1	Sublease Agreement dated June 7, 2012

31.1	Chief Executive Officer Section 302 Certification

31.2	Chief Financial Officer Section 302 Certification

32.1	Statement of the Chief Executive Officer under 18 U.S.C. § 1350(1)

32.2	Statement of the Chief Financial Officer under 18 U.S.C. § 1350(1)

101.INS	XBRL INSTANCE DOCUMENT

101.SCH	XBRL SCHEMA DOCUMENT

101.CAL	XBRL CALCULATION LINKBASE DOCUMENT

101.LAB	XBRL LABELS LINKBASE DOCUMENT

101.PRE	XBRL PRESENTATION LINKBASE DOCUMENT

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