Form 10-Q
period 2012-09-30
Support.com, Inc.
filed 2012-11-02
CIK 1104855

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2012
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

On October 31, 2012, 49,344,133 shares of the Registrant’s Common Stock, $0.0001 par value, were outstanding.

SUPPORT.COM, INC.
FORM 10-Q
QUARTERLY PERIOD ENDED SEPTEMBER 30, 2012

Index

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

SUPPORT.COM, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands)

	September 30, 2012	December 31, 2011
	(Unaudited)	(1)
ASSETS
Current assets:
Cash and cash equivalents	$23,507	$22,159
Short-term investments	28,080	29,743
Accounts receivable, net	9,785	10,284
Prepaid expenses and other current assets	1,565	1,068
Total current assets	62,937	63,254
Long-term investment	—	1,111
Property and equipment, net	670	461
Goodwill	14,240	13,621
Purchased technology, net	82	143
Intangible assets, net	5,126	5,670
Other assets	940	736

Total assets	$83,995	$84,996

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$688	$1,196
Accrued compensation	2,323	1,676
Other accrued liabilities	4,477	4,491
Short-term deferred revenue	5,971	4,723
Total current liabilities	13,459	12,086
Long-term deferred revenue	139	489
Other long-term liabilities	1,422	1,086
Total liabilities	15,020	13,661

Commitments and contingencies (Note 4)

Stockholders’ equity:
Common stock	5	5
Additional paid-in capital	237,984	233,977
Accumulated other comprehensive loss	(1,343)	(1,698)
Accumulated deficit	(167,671)	(160,949)
Total stockholders’ equity	68,975	71,335

Total liabilities and stockholders’ equity	$83,995	$84,996

(1)	Derived from the December 31, 2011 audited Consolidated Financial Statements included in our Annual Report on Form 10-K, as filed with the Securities and Exchange Commission (“SEC”) on March 9, 2012.

See accompanying notes.

Index

SUPPORT.COM, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share amounts)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011

Revenue:
Services	$14,769	$8,532	$42,278	$26,124
Software and other	3,407	3,818	10,799	12,711
Total revenue	18,176	12,350	53,077	38,835

Cost of revenue:
Cost of services	8,815	7,917	28,696	21,334
Cost of software and other	312	458	1,142	1,295
Total cost of revenue	9,127	8,375	29,838	22,629

Gross profit	9,049	3,975	23,239	16,206

Operating expenses:
Research and development	1,643	1,577	5,121	4,458
Sales and marketing	3,789	5,954	14,908	16,282
General and administrative	2,897	3,074	8,661	9,300
Amortization of intangible assets and other	397	330	1,155	536
Total operating expenses	8,726	10,935	29,845	30,576
Income (loss) from operations	323	(6,960)	(6,606)	(14,370)
Interest income and other, net	93	96	227	371
Income (loss) from continuing operations, before income taxes	416	(6,864)	(6,379)	(13,999)
Income tax provision	118	264	353	295
Income (loss) from continuing operations, after income taxes	298	(7,128)	(6,732)	(14,294)

Income (loss) from discontinued operations, after income taxes	(7)	18	10	3

Net income (loss)	$291	$(7,110)	$(6,722)	$(14,291)

Basic and diluted earnings per share:

Basic net income (loss) from continuing operations	$0.01	$(0.15)	$(0.14)	$(0.30)
Diluted net income (loss) from continuing operations	$0.01	$(0.15)	$(0.14)	$(0.30)
Basic net income (loss) per share	$0.01	$(0.15)	$(0.14)	$(0.30)
Diluted net income (loss) per share	$0.01	$(0.15)	$(0.14)	$(0.30)

Shares used in computing basic net income (loss) per share	48,707	48,326	48,571	48,267
Shares used in computing diluted net income (loss) per share	50,326	48,326	48,571	48,267

See accompanying notes.

Index

SUPPORT.COM, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(in thousands)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011

Comprehensive income (loss)	$446	$(7,402)	$(6,367)	$(14,668)

See accompanying notes.

Index

SUPPORT.COM, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(Unaudited)

	Nine Months Ended September 30,
	2012	2011
Operating Activities:
Net loss	$(6,722)	$(14,291)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	404	324
Realized gain on investments	—	(7)
Amortization of premiums and discounts on investments	446	1,212
Amortization of purchased technology	62	62
Amortization of intangible assets and other	1,155	536
Stock-based compensation	2,938	2,811
Changes in assets and liabilities:
Accounts receivable, net	649	(981)
Prepaid expenses and other current assets	(533)	442
Other long-term assets	(187)	(136)
Accounts payable	(507)	71
Accrued compensation	646	1,087
Other accrued liabilities	(123)	896
Other long-term liabilities	320	366
Deferred revenue	849	2,346
Net cash used in operating activities	(603)	(5,262)

Investing Activities:
Purchases of property and equipment	(503)	(231)
Acquisition of business, net of cash acquired	(1,327)	(8,419)
Purchases of investments	(33,317)	(42,073)
Sales of investments	2,400	14,006
Maturities of investments	33,560	39,665
Net cash provided by investing activities	813	2,948

Financing Activities:
Proceeds from issuances of common stock	1,069	450
Net cash provided by financing activities	1,069	450
Effect of exchange rate changes on cash and cash equivalents	69	(162)

Net increase (decrease) in cash and cash equivalents	1,348	(2,026)

Cash and cash equivalents at beginning of period	22,159	18,561
Cash and cash equivalents at end of period	$23,507	$16,535

Supplemental schedule of cash flow information:
Income taxes paid	$99	$101

See accompanying notes.

Index

SUPPORT.COM, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 1. Significant Accounting Policies

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements include the accounts of Support.com, Inc. (the “Company” or “Support.com”, “we” or “us”) and its wholly owned subsidiaries. All intercompany balances and transactions have been eliminated. The condensed consolidated balance sheet as of September 30, 2012, the statements of operations for the three and nine months ended September 30, 2012 and 2011, statements of comprehensive income (loss) for the three and nine months ended September 30, 2012 and 2011  and statements of cash flows for the nine months ended September 30, 2012 and 2011 are unaudited. In the opinion of management, these unaudited interim condensed consolidated financial statements reflect all adjustments (consisting of normal recurring adjustments) that are necessary for a fair presentation of the results for, and as of, the periods shown. The results of operations for such periods are not necessarily indicative of the results expected for the full fiscal year or for any future period. The condensed consolidated balance sheet information as of December 31, 2011 is derived from audited financial statements as of that date. These unaudited interim condensed consolidated financial statements should be read with the consolidated financial statements and related notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2011, filed with the Securities and Exchange Commission on March 9, 2012.

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

Services Revenue

Services revenue is comprised primarily of fees for technology support services, including the set-up, protection, optimization and repair of new and existing computers as well as other technology devices. We provide these services remotely, generally using work-from-home technology specialists who utilize our proprietary technology to deliver the services.

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

In certain cases, we are paid for services that are sold but not yet delivered. We initially record such balances as deferred revenue, and recognize revenue when the service has been delivered or, on the non-subscription portion of these balances, when the likelihood of the service being redeemed by the customer is remote (“services breakage”). Based on our historical redemption patterns for these relationships, we believe that the likelihood of a service being delivered more than 90 days after sale is remote. We therefore recognized non-subscription deferred revenue balances older than 90 days as services revenue. For the three and nine months ended September 30, 2012 and 2011, services breakage revenue was immaterial, and accounted for approximately 1% of our total revenue.

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

Software and Other Revenue

Software and other revenue is comprised primarily of fees for software products provided through direct customer downloads and through the sale of this software via channel partners. Our software is sold to consumers as a perpetual license or as a fixed period subscription. We act as the primary obligor and generally control fulfillment, pricing, product requirements, and collection risk and therefore we record the gross amount of revenue. We provide a 30-day money back guarantee for our software products.

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

Index

Long-term investment consisted of an auction-rate security (“ARS”). Our cash equivalents, short-term and long-term investments are classified as available-for-sale, and are reported at fair value with unrealized gains/losses (when deemed to be temporary) included in accumulated other comprehensive loss within stockholders’ equity in the condensed consolidated balance sheets. At September 30, 2012, we recorded net unrealized gains on our available-for-sale securities of $4,000.  At December 31, 2011, we recorded net unrealized losses of $311,000 on our available-for-sale securities, the majority of which was from the long-term investment in ARS. The cost of securities sold is based on the specific identification method.

We monitor our investments for impairment on a quarterly basis and determine whether a decline in fair value is other-than-temporary by considering factors such as current economic and market conditions, the credit rating of the security’s issuer, the length of time an investment’s fair value has been below our carrying value, our intent to sell the security and our belief that we will not be required to sell the security before the recovery of our amortized cost. If an investment’s decline in fair value is deemed to be other-than-temporary, we reduce its carrying value to its estimated fair value, as determined based on quoted market prices or liquidation values. Declines in value judged to be other-than temporary, if any, are recorded in operations as incurred. At September 30, 2012, we evaluated our unrealized gains/losses on available-for-sale securities and determined them to be temporary. We currently do not intend to sell securities with unrealized losses and we concluded that we will not be required to sell these securities before the recovery of our amortized cost basis.

The following is a summary of cash, cash equivalents and investments at September 30, 2012 and December 31, 2011 (in thousands):

As of September 30, 2012	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Cash	$9,492	$—	$—	$9,492
Money market funds	14,015	—	—	14,015
Certificates of deposits	1,880	—	(1)	1,879
Commercial paper	4,244	—	(1)	4,243
Corporate notes and obligations	19,243	8	(2)	19,249
Municipal Securities	202	—	—	202
U.S. Government agency securities	2,507	—	—	2,507
	$51,583	$8	$(4)	$51,587

Classified as:

Cash and cash equivalents	$23,507	$—	$—	$23,507
Short-term investments	28,076	8	(4)	28,080
	$51,583	$8	$(4)	$51,587

Index

As of December 31, 2011	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Cash	$6,461	$—	$—	$6,461
Money market funds	15,698	—	—	15,698
Certificates of deposits	480	—	—	480
Commercial paper	6,295	—	(6)	6,289
Corporate notes and obligations	15,283	1	(16)	15,268
U.S. government agency securities	7,707	—	(1)	7,706
Auction-rate security	1,400	—	(289)	1,111
	$53,324	$1	$(312)	$53,013

Classified as:

Cash and cash equivalents	$22,159	$—	$—	$22,159
Short-term investments	29,765	1	(23)	29,743
Long-term investment	1,400	—	(289)	1,111
	$53,324	$1	$(312)	$53,013

The following table summarizes the estimated fair value of our available-for-sale securities classified by the stated maturity date of the security (in thousands):

	September 30,	December 31,
	2012	2011
Due within one year	$27,024	$29,503
Due within two years	1,056	240
Due after three years	—	1,111
	$28,080	$30,854

At December 31, 2011, we had an investment in AAA-rated ARS with a state student loan authority with an estimated fair value of $1.1 million.  The student loans made by this authority are substantially guaranteed by the federal government through the Federal Family Education Loan Program (FFELP). The ARS is a long-term floating rate bond tied to short-term interest rates. After the initial issuance of the security, the interest rate on the security is reset periodically, at intervals established at the time of issuance (e.g., every seven days, twenty-eight days, thirty-five days, or every six months), based on market demand, if the auctions are successful. ARS are bought and sold in the marketplace through a competitive bidding process often referred to as a “Dutch auction.” If there is insufficient interest in the securities at the time of an auction, the auction may not be completed and the ARS then pays a default interest rate.  Following such a failed auction, we could not access our funds that were invested in the corresponding ARS until a future auction of these investments was successful, new buyers expressed interest in purchasing these securities between reset dates, issuers established a different form of financing to replace these securities or final payments become due according to contractual maturities.  At September 30, 2012, we had no investments in ARS because our long-term investment in ARS was settled at par for cash in May 2012.

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

Index

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

In accordance with ASC 820, the following table represents our fair value hierarchy for our financial assets (cash equivalents and investments) measured at fair value on a recurring basis as of September 30, 2012 and December 31, 2011 (in thousands):

As of September 30, 2012	Level 1	Level 2	Level 3	Total
Money market funds	$14,015	$—	$—	$14,015
Certificates of deposits	1,879	—	—	1,879
Commercial paper	—	4,243	—	4,243
Corporate notes and obligations	—	19,249	—	19,249
Municipal securities	—	202	—	202
U.S. government agency securities	—	2,507	—	2,507
Total	$15,894	$26,201	$—	$42,095

As of December 31, 2011	Level 1	Level 2	Level 3	Total
Money market funds	$15,698	$—	$—	$15,698
Certificates of deposits	480	—	—	480
Commercial paper	—	6,289	—	6,289
Corporate notes and obligations	—	15,268	—	15,268
U.S. government agency securities	—	7,706	—	7,706
Auction-rate security	—	—	1,111	1,111
Total	$16,178	$29,263	$1,111	$46,552

For marketable securities, measured at fair value using Level 2 inputs, we review trading activity and pricing for these investments as of the measurement date. When sufficient quoted pricing for identical securities is not available, we use market pricing and other observable market inputs for similar securities obtained from various third party data providers.  These inputs either represent quoted prices for similar assets in active markets or have been derived from observable market data. There have been no transfers between Level 1 and Level 2 measurements during the three and nine months ended September 30, 2012 and 2011, respectively.

Level 3 asset consisted of an ARS with a state student loan authority. We classified our holding as a long-term asset due to the failure of the auction and the underlying maturity of this security.  The fair value for our ARS as of December 31, 2011 was estimated by management and based on a discounted cash flow valuation that takes into account a number of factors including the estimated weighted average remaining term (WART) of the underlying securities, the expected return, and the discount rate. The WART was estimated based on servicing reports and expectations regarding redemptions. The expected return was calculated based on the last twelve months’ average for the 91 day T-bill plus a spread. This rate was the typical default rate for ARS held by us. The discount rate was calculated using the 3-month LIBOR rate plus adjustments for the security type.  As of September 30, 2012, we had no level 3 assets due to the settlement at par of our long-term investment in ARS for cash in May 2012.

Index

The following table provides a summary of changes in fair value of our Level 3 financial asset during the three and nine months ended September 30, 2012 and 2011 (in thousands):

	Three Months Ended September 30,
	2012 Auction-Rate Security	2011 Auction-Rate Security

Beginning balance at June 30	$—	$2,659
Transfer into Level 3	—	—
Sales	—	—
Total gains/(losses):
Included in interest income and other, net	—	—
Included in other comprehensive loss	—	(34)

Ending balance at September 30	$—	$2,625

	Nine Months Ended September 30,
	2012 Auction-Rate Security	2011 Auction-Rate Security

Beginning balance at December 31	$1,111	$2,667
Transfer into Level 3	—	—
Sales	(1,400)	—
Total gains/(losses):
Included in interest income and other, net	—	—
Included in other comprehensive income (loss)	289	(42)

Ending balance at September 30	$—	$2,625

Concentrations of Credit Risk

For the three months ended September 30, 2012, Comcast (37%), Office Max (12%), Office Depot (12%) and Staples (10%) accounted for 10% or more of our total revenue. No other customers accounted for 10% or more of total revenue. For the three months ended September 30, 2011, Office Depot (22%), Comcast (15%) and Staples (14%) accounted for 10% or more of our total revenue. No other customers accounted for 10% or more of total revenue.  For the nine months ended September 30, 2012, Comcast (33%), Office Depot (13%), Office Max (13%) and Staples (11%) accounted for 10% or more of our total revenue.  There were no other customers that accounted for 10% or more of total revenue.  For the nine months ended September 30, 2011, Office Depot (26%) and Staples (17%) accounted for 10% or more of our total revenue.  There were no other customers that accounted for 10% or more of total revenue.

The credit risk in our trade accounts receivable is mitigated by our credit evaluation process and reasonably short payment terms. As of September 30, 2012, Comcast (44%), Staples (14%), Office Max (11%) and Office Depot (11%) accounted for 10% or more of our total accounts receivable. No other customers accounted for 10% or more of our total accounts receivable. As of December 31, 2011, Comcast (41%), Staples (17%), Office Depot (15%) and Office Max (13%) accounted for 10% or more of our total accounts receivable. No other customers accounted for 10% or more of our total accounts receivable.

Trade Accounts Receivable and Allowance for Doubtful Accounts

Trade accounts receivable are recorded at the invoiced amount. We perform evaluations of our customers’ financial condition and generally do not require collateral. We make judgments as to our ability to collect outstanding receivables and provide allowances for a portion of receivables when collection becomes doubtful. Provisions are made based upon a specific review of all significant outstanding invoices. For those invoices not specifically provided for, provisions are recorded at differing rates, based upon the age of the receivable. In determining these rates, we analyze our historical collection experience and current payment trends. The determination of past-due accounts is based on contractual terms. At September 30, 2012 and December 31, 2011, we had an allowance for doubtful accounts of $2,000 and $20,000, respectively.

Index

Property and Equipment

Property and equipment is stated at cost, less accumulated depreciation which is determined using the straight-line method over the estimated useful lives of 2 years for computer equipment and software, 3 years for furniture and fixtures, and the shorter of the estimated useful lives or the lease term for leasehold improvements. Repairs and maintenance costs are expensed as incurred.  As of September 30, 2012, we capitalized $347,000 of leasehold improvements associated with our new headquarters facility in Redwood City, California.

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

Purchased Technology and Internal Use Software

We capitalize costs related to software that we license and incorporate into our product and service offerings or develop for internal use. In July 2009, we licensed source code for technology associated with remote computer access in the amount of $350,000. We recorded amortization expense related to this technology of $21,000 and $62,000 for the three and nine months ended September 30, 2012 and 2011, respectively. During the third quarter of 2012, we recorded an impairment charge of $70,000 in connection with the development of software for internal use.

Accounting for Goodwill and Other Intangible Assets

We test goodwill for impairment annually on September 30 and whenever events or changes in circumstances indicate that the carrying value of the asset may not be recoverable in accordance with ASC 350, Intangibles - Goodwill and Other. Consistent with our assessment that we have only one reporting segment, we test goodwill for impairment at the entity level. We test goodwill using the two-step process required by ASC 350. In the first step, we compare the carrying amount of the reporting unit to the fair value based on quoted market prices of our common stock. If the fair value of the reporting unit exceeds the carrying value, goodwill is not considered impaired and no further testing is required. If the carrying value of the reporting unit exceeds the fair value, goodwill is potentially impaired and the second step of the impairment test must be performed. In the second step, we compare the implied fair value of the goodwill, as defined by ASC 350, to the carrying amount to determine the impairment loss, if any.

We assess the impairment of identifiable intangible assets whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. An impairment loss would be recognized when the sum of the future net cash flows expected to result from the use of the asset and its eventual disposition is less than its carrying amount. If our estimates regarding future cash flows derived from such assets were to change, we may record animpairment to the value of these assets. Such impairment loss would be measured as the difference between the carrying amount of the asset and its fair value.

Stock-Based Compensation

We apply the provisions of ASC 718, Stock Compensation, which requires the measurement and recognition of compensation expense for all stock-based payment awards, including grants of stock, restricted stock awards and options to purchase stock, made to employees and directors based on estimated fair values.

For the three and nine months ended September 30, 2012, options to acquire 296,000 and 697,000 shares, respectively, of our common stock were granted.  For the three and nine months ended September 30, 2011, options to acquire 224,000 shares and 1,395,000 shares, of our common stock were granted.  The fair value of our stock options granted to employees and for the three and nine months ended September 30, 2012 and 2011 was estimated using the following assumptions:

Index

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Stock Option Plan:

Risk-free interest rate	0.5%	0.6%	0.6%	1.3%

Expected term	3.7 years	3.6 years	3.7 years	3.2 years

Volatility	57.0%	58.5%	57.5%	54.0%

Expected dividend	0%	0%	0%	0%

Weighted average fair value (per share)	$1.35	$1.65	$1.18	$2.52

In the second quarter of 2011, to advance the interests of the Company and its stockholders by providing an incentive to attract, retain and reward eligible employees and by motivating such persons to contribute to the growth and profitability of the Company, the Company’s Board of Directors and stockholders approved an Employee Stock Purchase Plan and reserved 1,000,000 shares of our common stock for issuance effective as of May 15, 2011. The ESPP continues in effect for ten (10) years from its effective date unless terminated earlier by the Company. The ESPP consists of six-month offering periods during which employees may enroll in the plan.  The purchase price on each purchase date shall not be less than eighty-five percent (85%) of the lesser of (a) the fair market value of a share of stock on the offering date of the offering period or (b) the fair market value of a share of stock on the purchase date.  The fair value of our ESPP for the three and nine months ended September 30, 2012 and 2011 was estimated using the following assumptions:

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

Index

We recorded the following stock-based compensation expense for the three and nine months ended September 30, 2012 and 2011 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011

Stock option compensation expense recognized in:
Cost of services	$73	$51	$239	$156
Cost of software and other	3	7	24	12
Research and development	248	197	810	539
Sales and marketing	95	144	368	445
General and administrative	402	519	1,346	1,632
	$821	$918	$2,787	$2,784

ESPP compensation expense recognized in:
Cost of services	$13	$10	$33	$14
Cost of software and other	—	—	1	—
Research and development	4	5	9	7
Sales and marketing	1	1	4	3
General and administrative	3	3	6	3
	$21	$19	$53	$27

RSU expense recognized in:
General and administrative	$70	$—	$99	$—

Stock-based compensation expense included in total costs and expenses:
	$911	$937	$2,939	$2,811

Index

The following table represents stock option activity for the nine months ended September 30, 2012:

	Number of Shares	Weighted Average Exercise Price per Share	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value (in ‘000’s)

Outstanding options at the beginning of the period	10,789,590	$2.99	4.25	$8

Granted	696,650	3.19

Exercised	(414,081)	2.37

Forfeited	(616,171)	2.89

Outstanding options at the end of the period	10,455,988	$3.00	3.50	$14,744

Options vested and expected to vest	10,365,893	$2.99	3.48	$14,675

Outstanding and exercisable at the end of the period	7,263,479	$2.90	2.69	$10,475

The aggregate intrinsic value in the table above represents the total pre-tax intrinsic value that would have been received by the option holders had they all exercised their options on September 30, 2012.  This amount changes based on the fair market value of our stock. During the three and nine months ended September 30, 2012, the aggregate intrinsic value of options exercised under our stock option plans were $195,000 and $401,000, respectively.  During the three and nine months ended September 30, 2011, the aggregate intrinsic value of options exercised under our stock option plans were $9,000 and $608,000. Total fair value of options vested during the three and nine months ended September 30, 2012 was $0.9 million and $2.9 million, respectively.  Total fair value of options vested during the three and nine months ended September 30, 2011 was $1.0 million and $2.8 million, respectively.

At September 30, 2012, there was $3.7 million of unrecognized compensation cost related to existing options outstanding, which is expected to be recognized over a weighted average period of 1.7 years.

Net Income (Loss) Per Share

Basic net income (loss) per share is computed using our net income (loss) and the weighted average number of common shares outstanding during the reporting period. Diluted net income (loss) per share is computed using our net income (loss) and the weighted average number of common shares outstanding, including the effect of potential common shares from outstanding stock options, restricted stock units and employee stock purchase plan using the treasury stock method. For the three months ended September 30, 2012, 1.6 million outstanding options and restricted stock units were included in the computation of diluted net income per share. For the nine months ended September 30, 2012, 1.1 million outstanding options and restricted stock units were excluded from the computation of diluted net loss per share since their effect would have been anti-dilutive.  For the three and nine months ended September 30, 2011, 0.6 million and 1.9 million outstanding options, respectively, were excluded from the computation of diluted net loss per share since their effect would have been anti-dilutive.

Index

The following table sets forth the computation of basic and diluted net income (loss) per share (in thousands, except per share amounts):

	Three Months		Nine Months
	Ended		Ended
	September 30,		September 30,
	2012	2011	2012	2011
Numerator:
Net income (loss)	$291	$(7,110)	$(6,722)	$(14,291)

Denominator:
Weighted-average common shares outstanding	48,707	48,326	48,571	48,267

Effect of dilutive securities:
Weighted average common stock equivalents from assumed exercise of stock options and RSU	1,619	—	—	—
Shares used in computing diluted net income (loss) per share	50,326	48,326	48,571	48,267

Basic net income (loss) from continuing operations	$0.01	$(0.15)	$(0.14)	$(0.30)

Diluted net income (loss) from continuing operations	$0.01	$(0.15)	$(0.14)	$(0.30)

Basic net income (loss) from discontinued operations	$(0.00)	$0.00	$0.00	$0.00

Diluted net income (loss) from discontinued operations	$(0.00)	$0.00	$0.00	$0.00

Basic net income (loss) per share	$0.01	$(0.15)	$(0.14)	$(0.30)

Diluted net income (loss) per share	$0.01	$(0.15)	$(0.14)	$(0.30)

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

We generally agree to indemnify our customers against legal claims that our software products infringe certain third party intellectual property rights. As of September 30, 2012 and 2011, we have not been required to make any payment resulting from infringement claims asserted against our customers and have not recorded any related reserves.

Recent Accounting Pronouncements

In September 2011, a pronouncement was issued that amended the guidance for goodwill impairment testing. The pronouncement allows the entity to perform an initial qualitative assessment to determine whether it is "more likely than not" that the fair value of the reporting unit is less than its carrying amount. This assessment is used as a basis for determining whether it is necessary to perform the two step goodwill impairment test. The methodology for how goodwill is calculated, assigned to reporting units, and the application of the two step goodwill impairment test have not been revised. The pronouncement is effective for fiscal years beginning after December 15, 2011.  The Company does not expect the adoption of this pronouncement to have a significant impact on its consolidated financial statements.

Note 2. Warrants

On October 25, 2010, we entered into a Support Services Agreement (the “Customer Agreement”) with Comcast Cable Communications Management, LLC (“Comcast”) under which Support.com provides technology support services to customers of Comcast in exchange for fees. In connection with the Customer Agreement, Support.com and Comcast entered into a Warrant Agreement, under which Support.com agreed to issue to Comcast warrants to purchase up to 975,000 shares of Support.com common stock in the future in the event that Comcast meets specified sales milestones under the Customer Agreement. Each warrant, if issued, will have an exercise price per share of $4.9498 and a term of three years from issuance. On September 27, 2011, the Company and Comcast amended the Warrant Agreement to extend the expiration date for the performance milestones while maintaining the previously agreed revenue thresholds. The warrants will be valued as they are earned, and the resulting value will be recorded as a charge against revenue in the period in which the performance milestone is met and the warrant is earned. As of September 30, 2012, none of the performance milestones have been met, and therefore no warrants have been issued. Consequently, the Company has not recorded any warrant-related charges against its revenue for any period through September 30, 2012.

Index

Note 3.  Income Taxes

We recorded an income tax provision of $118,000 and $353,000 for the three and nine months ended September 30, 2012 and $264,000 and $295,000 for the three and nine months ended September 30, 2011, respectively.  The provision for income taxes includes estimates of current taxes due in domestic and foreign jurisdictions.  This provision reflects tax expense associated with state income tax, foreign taxes, and tax expense related to the recording of a deferred tax liability that results from the amortization of acquisition-related goodwill for income tax purposes.

Goodwill recorded as part of an asset purchase agreement is deductible for tax purposes and only recorded as a book charge if it is impaired. A deferred tax liability is recorded as the tax deduction is realized, which will not be reversed unless and until the goodwill is disposed of or impaired.  We will continue to record an income tax expense related to the amortization of goodwill as a discrete item each quarter unless and until such impairment occurs.

As of September 30, 2012, our deferred tax assets are fully offset by a valuation allowance except in those jurisdictions where it is determined that a valuation allowance is not required. ASC 740, Income Taxes, provides for the recognition of deferred tax assets if realization of such assets is more likely than not. Based upon the weight of available evidence, which includes historical operating performance, reported cumulative net losses since inception and difficulty in accurately forecasting our future results, we provided a full valuation allowance against our net U.S. deferred tax assets and a full valuation allowance against certain foreign deferred tax assets. We reassess the need for our valuation allowance on a quarterly basis. If it is later determined that a portion of the valuation allowance should be reversed it generally will be a benefit to the income tax provision.

Note 4. Commitments and Contingencies

Tax contingencies

We are required to make periodic filings in the jurisdictions where we are deemed to have a presence for tax purposes. We have undergone audits in the past and have paid assessments arising from these audits. Our India entity was issued notices of income tax assessment pertaining to the 2004-2005, 2005-2006, 2006-2007, 2007-2008 and 2008-2009 fiscal years. The notices claimed that the transfer price used in our inter-company agreements with our India entity was too low, and that the price should be increased. We believe our current transfer pricing position is more likely than not to be sustained. We believe that this will be resolved through the normal judicial appeal process used in India, and have submitted our case to the court.

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

Legal contingencies

On February 7, 2012, a lawsuit seeking class-action certification was filed against the Company in the United States District Court for the Northern District of California, No. 12-CV-00609, alleging that the design of one the Company’s software products and the method of promotion to consumers constitute fraudulent inducement, breach of contract, breach of express and implied warranties, and unjust enrichment. On the same day the same plaintiffs’ law firm filed another action in the United States District Court for the Southern District of New York, No. 12-CV-0963, involving similar allegations against a subsidiary of the Company and one of the Company’s channel partners who distributes our software products, and that channel partner has requested indemnification under contract terms with the Company. The law firm representing the plaintiffs in both cases has filed unrelated class actions in the past year against a number of major software providers with similar allegations about those providers’ products. On June 18, 2012, the Company entered into a settlement which remains subject to final court approval. Under the terms of the settlement, the Company would offer a one-time cash payment, which is covered by the Company’s insurance provider, to qualified class-action members. In addition, the Company would offer a limited free subscription to one of its software products. In accordance with ASC 450, Contingencies, we have estimated and recorded a charge against earnings in general and administrative expense in the second quarter of 2012 of $57,000 associated with the limited free software subscription. The Company denies any wrongdoing or liability and entered into the settlement to minimize the costs of defense.

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

Guarantees

We have identified guarantees in accordance with ASC 450. This guidance stipulates that an entity must recognize an initial liability for the fair value, or market value, of the obligation it assumes under the guarantee at the time it issues such a guarantee, and must disclose that information in its interim and annual financial statements. We have entered into various service level agreements with our channel partners, in which we may guarantee the maintenance of certain service level thresholds. Under some circumstances, if we do not meet these thresholds, we may be liable for certain financial costs. We evaluate costs for such guarantees under the provisions of ASC 450. We consider such factors as the degree of probability that we would be required to satisfy the liability associated with the guarantee and the ability to make a reasonable estimate of the resulting cost. To date, we incurred costs of less than 1% of revenue as a result of any such obligations and have not accrued any liabilities related to such obligations in the condensed consolidated financial statements as of September 30, 2012 and December 31, 2011.

Note 5. Restructuring Obligations and Other Charges

In the second quarter of 2012, we initiated a phased reduction in our sales agent workforce.  These selling activities were transitioned to either partner sales centers or third-party sales specialists.  We reduced our workforce by 190 employees, or approximately 15% of our total employee headcount as of the end of the second quarter of 2012.  All of the affected employees were terminated by June 30, 2012.  As a result, we recorded a restructuring charge of $142,000 in sales and marketing expense and $30,000 in general and administrative expense in the second quarter of 2012. The restructuring charge was primarily comprised of employee termination costs and professional services. As of September 30, 2012, all amounts were paid relating to the reduction in sales agent workforce.

In the third quarter of 2009, we ceased using a portion of our headquarters office in order to align our facilities usage with our current size.  As a result, we impaired approximately 46% of our Redwood City facility.  We recorded a restructuring charge of approximately $1.3 million in general and administrative expense, which related to the facility impairment.  As of September 30, 2012, all amounts were paid relating to the impairment of the Redwood City facility for which the lease expired on July 31, 2012.

The following table summarizes activity associated with the restructuring and related expenses incurred as of September 30, 2012 (in thousands):

	Severance(1)	Facilities(2)	Total
Restructuring obligations, December 31, 2011	$2	$208	$210
Restructuring costs incurred in 2012	172	—	172
Cash payments	(174)	(208)	(382)
Restructuring obligations, September 30, 2012	$0	$0	$0

(1)	Severance costs include those expenses related to severance pay and related employee benefit obligations.
(2)
Facilities costs include obligations under non-cancelable leases for facilities that we no longer occupy, as well as penalties associated with early terminations of leases and disposal of fixed assets. No sublease income has been included because subleasing is not permitted under the terms of our lease.

Index

Note 6. Other Accrued Liabilities

Other accrued liabilities consist of the following (in thousands):

	September 30, 2012	December 31, 2011
Accrued expenses	$3,325	$2,910
Restructuring expenses	—	210
Customer deposits	813	1,160
Other accrued liabilities	339	211
Total other accrued liabilities	$4,477	$4,491

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

1. We paid a total of $1.4 million in cash including $300,000 held in escrow against payment of a milestone-based earn-out.  The earn-out consists of two criteria-based milestones that must be met by specific dates through 2012.  The probability-weighted fair value of the $300,000 payment was $277,000.  As a result, we recorded the $23,000 difference between the $300,000 escrow cash payment and $277,000 fair value as other current assets on our condensed consolidated balance sheet.  Following our periodic re-evaluation of the probability of milestone achievements, the remaining value of the other current asset on our consolidated balance sheet has been reduced from the $23,000 originally recorded to $18,000 at September 30, 2012.  The probability of milestone achievement will be re-measured quarterly and any changes in the estimated fair value will be recorded in amortization of intangible assets and other in the consolidated statements of operations.  For the three and nine months ended September 30, 2012, we recorded zero and  $5,000, respectively, in amortization of intangible assets and other related to the milestone-based earn-out. We expect the balance of this asset to decline as we near the completion dates of future milestones and re-evaluate the probability of these milestone achievements.

The tangible and identifiable intangible assets acquired and liabilities assumed, and resulting goodwill are summarized below.  The financial information presented includes purchase accounting adjustments to the tangible and intangible assets:

	Amount	Amortization
	(in thousands)	Period

Accounts receivable	$151
Prepaid expenses and other current assets	46
Total current assets	197
Property and equipment, net	108
Other assets	28
Acquired assets	333

Other accrued liabilities	(106)
Short-term deferred revenue	(49)
Assumed liabilities	(155)

Net assets assumed	178

Identifiable intangible assets:
Non-compete	70	36 months
Customer base	460	60 months

Goodwill	619
Total purchase consideration	1,327
Other current asset	23
Total cash consideration	$1,350

Index

The operating results of RHIT have been included in our accompanying condensed consolidated statements of operations from January 14, 2012, the day following acquisition.  Pro-forma results of operations have not been presented because the acquisition was not material to our results of operations.  In addition to the $1.4 million cash consideration, we incurred acquisition-related expenditures of approximately $33,000 through September 30, 2012, which were expensed in the periods in which they were incurred in accordance with ASC 805, Business Combinations. These expenses were recorded in general and administrative expense in our condensed consolidated statements of operations.

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

We paid a total of $8.5 million in cash including $1.0 million held in escrow against payment of a milestone-based earn-out.  The earn-out consists of four criteria-based milestones that must be met by specific dates over the 18-month period following the acquisition date.  The probability-weighted fair value of the $1.0 million payment is $919,000.  As a result, we recorded the $81,000 difference between $1.0 million escrow cash payment and $919,000 fair value as other current assets on our consolidated balance sheets.  Following our periodic re-evaluation of the probability of milestone achievements, the remaining value of the other current asset on our consolidated balance sheets has been reduced from the $81,000 originally recorded to $0 at September 30, 2012.  The probability of milestone achievement is re-measured quarterly and any changes in the estimated fair value are recorded in amortization of intangible assets and other in the consolidated statements of operations. For the three and nine months ended September 30, 2012, we recorded $38,000 and $76,000, respectively, in amortization of intangible assets and other related to the milestone-based earn-out. The balance of this asset was zero at September 30, 2012 since all four criteria-based milestones have been achieved.

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

Note 8.  Intangible Assets

Amortization expense and other related to intangible assets for the three months ended September 30, 2012 and 2011 was $397,000 and $330,000, respectively.  Amortization expense and other related to intangible assets for the nine months ended September 30, 2012 and 2011 was $1.2 million and $536,000, respectively.

The following table summarizes the components of intangible assets (in thousands):

	Non-compete	Partner Relationships	Customer Base	Technology Rights	Tradenames	Indefinite Life Intangibles	Total
As of September 30, 2012
Gross carrying value	$594	$145	$641	$5,330	$760	$250	$7,720
Accumulated amortization	(407)	(138)	(206)	(1,451)	(392)	—	(2,594)
Net carrying value	$187	$7	$435	$3,879	$368	$250	$5,126

As of December 31, 2011
Gross carrying value	$523	$145	$181	$5,330	$760	$250	$7,189
Accumulated amortization	(335)	(108)	(109)	(702)	(265)	—	(1,519)
Net carrying value	$188	$37	$72	$4,628	$495	$250	$5,670

In December 2006, we acquired the use of a toll-free telephone number for cash consideration of $250,000.  This asset has an indefinite useful life.  The intangible asset is tested for impairment annually or more often if events or changes in circumstances indicate that the carrying value may not be recoverable.

Index

The estimated future amortization expense of intangible assets, with the exception of the indefinite-life intangible assets as of September 30, 2012 is as follows (in thousands):

Fiscal Year	Amount
2012 (October-December)	$351
2013	1,321
2014	1,091
2015	1,069
2016	1,028
2017	16
Total	$4,876

Weighted average remaining useful life	4.0 years

The following table summarizes the components of purchased technology (in thousands):

	As of September 30,	As of December 31,
	2012	2011
Purchased technology	$350	$350
Accumulated amortization	(268)	(207)
Total purchased technology, net	$82	$143

The estimated future amortization expense of purchased technology as of September 30, 2012 is as follows (in thousands):

Fiscal Year	Amount
2012 (October-December)	$22
2013	60
Total	$82

Weighted average remaining useful life	1.0 years

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

Overview

Support.com enables partners to unlock the potential of technology services.  We help leading brands create new revenue streams and deepen customer loyalty through programs that enhance their customers’ technology experience.  Our solution includes a comprehensive service delivery platform, mobile and desktop apps, a scalable workforce of technology specialists and proven expertise in program design and execution.  Our partners include many of the nation’s leading communications providers, retailers and technology companies.

Index

We help install, set up, connect, secure, repair and optimize personal computers, printers, tablets, smartphones, digital cameras, gaming devices, music players, servers, networks, and other technology. We offer one-time and subscription services, and perpetual as well as subscription period licenses of our software products.

Our technology specialists deliver our services online and by telephone, leveraging our comprehensive service delivery platform. They generally work from their homes rather than in brick and mortar facilities. Our software products include tools designed to address some of the most common technology issues including computer maintenance, optimization and security.

We market our services principally through channel partners. Our channel partners include communications providers, retailers, technology companies and others. We market our software products directly, principally online, and through channel partners.  We offer free trial versions of our software products to encourage customers to experience the products before buying, and to encourage customers to upgrade to premium versions for which we charge license fees. Our sales and marketing efforts principally target North American customers.

Our total revenue for the third quarter of 2012 grew 47% year-over-year. Revenue from services grew 73% year-over-year. The increase in services revenue over the prior year was due to growth in our channel programs, primarily expansion of the Comcast program. Revenue from software and other declined 11% year-over-year due to changes in the online advertising markets in which we participate.

Cost of services for the third quarter of 2012 grew 11% year-over-year as we added service delivery personnel to support revenue growth. Services gross margin improved from 7% to 40% year-over-year primarily as a result of improved operational processes, refinements to service delivery methodology and further technology enablement. Cost of software and other for the third quarter of 2012 declined 32% year-over-year due to reduced sales of our software products. Total gross margin was 50% in the third quarter of 2012 and 32% for the same period in 2011. The increase in total gross margin was driven by improved services gross margin offset by a lower percentage of software in the revenue mix.

Third quarter operating expenses decreased by 20% year-over-year, driven by lower sales expense following a reduction in the contact center sales agent workforce completed at the end of the second quarter of 2012, and lower marketing expense related to our software products.

At September 30, 2012 cash, cash equivalents and investments were $51.6 million compared to $48.5 million at June 30, 2012, representing an increase of $3.1 million quarter-over-quarter.

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

Critical Accounting Policies and Estimates

In preparing our financial statements, we make estimates, assumptions and judgments that can have a significant impact on our revenue, operating income or loss and net income or loss, as well as on the value of certain assets and liabilities on our condensed consolidated balance sheet. We believe that the estimates, assumptions and judgments involved in the accounting policies described in Management’s Discussion and Analysis of Financial Condition and Results of Operations in Item 7 of our Annual Report on Form 10-K for the fiscal year ended December 31, 2011 have the greatest potential impact on our condensed consolidated financial statements, so we consider them to be our critical accounting policies and estimates.  There have been no significant changes in these critical accounting policies and estimates during the three and nine months ending September 30, 2012.

RESULTS OF OPERATIONS

The following table sets forth the results of operations for the three and nine months ended September 30, 2012 and 2011 expressed as a percentage of total revenue:

Index

	Three Months			Nine Months
	Ended			Ended
	September 30,			September 30,
	2012	2011		2012	2011
Revenue:
Services	81%	69%		80%	67%
Software and other	19	31		20	33
Total revenue	100	100		100	100

Costs of revenue:
Cost of services	48	64		54	55
Cost of software and other	2	4		2	3
Total cost of revenue	50	68		56	58

Gross profit	50	32		44	42
Operating expenses:
Research and development	9	13		10	11
Sales and marketing	21	48		28	42
General and administrative	16	25		16	24
Amortization of intangible assets and other	2	3		2	1
Total operating expenses	48	89		56	78

Income (loss) from operations	2	(57)		(12)	(36)

Interest and other income, net	1	1		0	1

Income (loss) from continuing operations, before income taxes	2	(56)		(13)	(35)

Income tax provision	1	2		1	1

Income (loss) from continuing operations, after income taxes	3	(58)		(13)	(36)

Income (loss) from discontinued operations, after income taxes	(0)	0		0	0

Net income (loss)	2%	(58	) %	(13)%	(36)%

Index

REVENUE

	Three Months Ended September 30,				Nine Months Ended September 30,
In thousands, except percentages	2012	2011	$ Change	% Change	2012	2011	$ Change	% Change

Services	$14,769	$8,532	$6,237	73%	$42,278	$26,124	$16,154	62%
Software and other	3,407	3,818	(411)	(11)%	10,799	12,711	(1,912)	(15)%
Total revenue	$18,176	$12,350	$5,826	47%	$53,077	$38,835	$14,242	37%

Services revenue consists primarily of fees for technology services.  We provide these services remotely, generally using work-from-home technology specialists and contractors who utilize our service delivery platform to deliver the services.  Services revenue for the three months ended September 30, 2012 increased by $6.2 million from the same period in 2011.  The increase was due to growth in our channel programs, primarily expansion of the Comcast program.  For the three months ended September 30, 2012, services revenue generated from our channel partnerships was $13.8 million compared to $7.9 million for the same period in 2011.  Direct services revenue was $0.9 million for the three months ended September 30, 2012 compared to $0.7 million for the same period in 2011.  Services revenue for the nine months ended September 30, 2012 increased by $16.2 million from the same period in 2011.  The increase was due to growth in our channel programs, primarily expansion of the Comcast program.  For the nine months ended September 30, 2012, services revenue generated from our channel partnerships was $39.2 million compared to $24.0 million for the same period in 2011.  For the nine months ended September 30, 2012, direct services revenue was $3.0 million compared to $2.1 million for the same period in 2011.

Software and other revenue is comprised primarily of fees for software products provided through direct consumer downloads and through the sale of this software via channel partners. Software and other revenue for the three months ended September 30, 2012 decreased by $0.4 million from the same period in 2011 due to changes in the online advertising markets in which we participate.  For the three months ended September 30, 2012, software revenue from direct sales was $1.9 million compared to $2.4 million for the same period in 2011 while software revenue generated from our channel partnerships was $1.5 million for the three months ended September 30, 2012, compared to $1.4 million for the same period in 2011. Software and other revenue for the nine months ended September 30, 2012 decreased by $1.9 million compared to same period in 2011 due to changes in the online advertising markets in which we participate.  For the nine months ended September 30, 2012, software revenue from direct sales was $6.4 million compared to $9.0 million for the same period in 2011 while software and other revenue generated from our channel partnerships was $4.4 million for the nine months ended September 30, 2012, compared to $3.7 million for the same period in 2011.

COSTS AND EXPENSES

Costs of Revenue

	Three Months Ended September 30,				Nine Months Ended September 30,
In thousands, except percentages	2012	2011	$ Change	% Change	2012	2011	$ Change	% Change

Cost of services	$8,815	$7,917	$898	11%	$28,696	$21,334	$7,362	35%
Cost of software and other	312	458	(146)	(32)%	1,142	1,295	(153)	(12	) %
Total cost of revenue	$9,127	$8,375	$752	9%	$29,838	$22,629	$7,209	32%

Cost of services consists primarily of salary–related and contractor expenses for personnel providing services, technology and telecommunication expenses related to the delivery of services and other personnel-related expenses in service delivery. The increase of $0.9 million in cost of services for the three months ended September 30, 2012 compared to the same period in 2011 was mainly driven by $0.5 million of costs associated with higher number of service delivery personnel added to support the growth of our programs, as well as a corresponding increase of $0.2 million in direct technology costs to support the growing workforce.  The increase of $7.4 million in cost of services for the nine months ended September 30, 2012 compared to the same period in 2011 was primarily due to $3.9 million of costs associated with higher number of service delivery personnel for growing service revenue, a $1.6 million increase in third-party personnel costs, an $0.7 million increase due to the expansion of our small business programs and an increase of $0.6 million in direct technology costs to support the growing workforce.

Index

Cost of software and other consists primarily of third-party royalty fees for our software products.  Certain products were developed using third-party research and development resources, and the third-party receives royalty payments on sales of products it developed.  The decrease in cost of software and other for the three months and nine months ended September 30, 2012 compared to the same periods in 2011 was primarily due to reduced sales of software products developed by the third-party.

Operating Expenses

	Three Months Ended September 30,				Nine Months Ended September 30,
In thousands, except percentages	2012	2011	$ Change	% Change	2012	2011	$ Change	% Change

Research and development	$1,643	$1,577	$66	4%	$5,121	$4,458	$663	15%
Sales and marketing	$3,789	$5,954	$(2,165)	(36)%	$14,908	$16,282	$(1,374)	(8	) %
General and administrative	$2,897	$3,074	$(177)	(6)%	$8,661	$9,300	$(639)	(7)%

Research and development. Research and development expense consists primarily of compensation costs, third-party consulting expenses and related overhead costs for research and development personnel. Research and development costs are expensed as they are incurred.  Research and development expense remained relatively consistent for the three months ended September 30, 2012 compared to the same period in 2011.  The increase of $0.7 million in research and development expense for the nine months ended September 30, 2012 compared to the same period in 2011 resulted primarily from higher compensation expenses and related overhead expense due to an increase in headcount.

Sales and marketing. Sales and marketing expense consists primarily of compensation costs, including salaries and sales commissions for contact center sales agents and business development, program management and marketing personnel, as well as expenses for lead generation and promotional activities, including public relations, advertising and marketing.  The decrease of $2.2 million in sales and marketing expense for the three months ended September 30, 2012 compared to the same period in 2011 resulted from lower sales expense following a reduction in the contact center sales agent workforce completed at the end of the second quarter of 2012, and lower marketing expense spend related to our software products.  The decrease of $1.4 million in sales and marketing expense for the nine months ended September 30, 2012 compared to the same period in 2011 primarily resulted from the reduction in contact center sales agent costs and lower marketing expense related to our software products.

General and administrative. General and administrative expense consists primarily of compensation costs and related overhead costs for administrative personnel and professional fees for legal, accounting and other professional services.  The decrease of $0.2 million in general and administrative expense for the three months ended September 30, 2012 compared to the same period in 2011 was primarily due to a decrease of $0.2 million in acquisition-related expenses.  The decrease of $0.6 million in general and administrative expense for the nine months ended September 30, 2012 compared to the same period in 2011 was primarily due to decreases of $0.5 million in acquisition-related expenses and $0.1 million in stock-based compensation expense.

Amortization of Intangible Assets and Other

	Three Months Ended September 30,				Nine Months Ended September 30,
In thousands, except percentages	2012	2011	$ Change	% Change	2012	2011	$ Change	% Change

Amortization of intangible assets and other	$397	$330	$67	20%	$1,155	$536	$619	115%

Index

The increase in amortization of intangible assets and other for the three and nine months ended September 30, 2012 compared to the same periods in 2011 was primarily due to acquisition of RightHand IT Corporation in January 2012 and SUPERAntiSpyware in June 2011.

INTEREST INCOME AND OTHER, NET

	Three Months Ended September 30,					Nine Months Ended September 30,
In thousands, except percentages	2012	2011	$ Change	% Change		2012	2011	$ Change	% Change

Interest income and other, net	$93	$96	$(3)	(3	) %	$227	$371	$(144)	(39	) %

The interest income and other, net for the three months ended September 30, 2012 remained consistent compared to the same period in 2011. The $0.1 million decrease for the nine months ended September 30, 2012 compared to the same period in 2011 was primarily due to lower interest income on our investments as a result of lower yields and lower balances in our portfolio.

INCOME TAX PROVISION
	Three Months Ended September 30,				Nine Months Ended September 30,
In thousands, except percentages	2012	2011	$ Change	% Change	2012	2011	$ Change	% Change

Income tax provision	$118	$264	$(146)	(55)%	$353	$295	$58	20%

The provision for income taxes includes estimates of current taxes due in domestic and foreign jurisdictions.  Our current period provision consisted of state income tax, foreign taxes, and tax expense related to the recording of a deferred tax liability that results from the amortization of acquisition-related goodwill for income tax purposes.

The increase in the income tax provision from nine month ending 2011 to 2012 was primarily due to discrete tax benefits that reduced our income tax provision in 2011 including a release of valuation allowance of our Canada and a deferred tax adjustment in India.

LIQUIDITY AND CAPITAL RESOURCES

Total cash, cash equivalents and investments at September 30, 2012 was $51.6 million, compared to $53.0 million at December 31, 2011.  The balance at December 31, 2011 included approximately $1.4 million of cash use related to the acquisition of RightHand IT Corporation in January 2012.

Operating Activities

Net cash used in operating activities was $0.6 million and $5.3 million for the nine months ended September 30, 2012 and 2011, respectively.  Net cash used in operating activities for the nine months ended September 30, 2012 resulted primarily from a net loss of $6.7 million offset by non-cash items of $6.1 million, which primarily included depreciation, amortization of premiums and discounts on marketable securities, stock-based compensation expense and amortization of intangible assets and other.  Net cash used in operating activities for the nine months ended September 30, 2011 resulted primarily from a net loss of $14.3 million, offset by an increase of accrued compensation of $1.1 million and other accrued liabilities of $900,000, and non-cash items of $4.9 million, which primarily include depreciation, amortization of premiums and discounts on marketable securities, stock-based compensation expense and amortization of intangible assets.

Investing Activities

Net cash provided by investing activities was $0.8 million and $2.9 million for the nine months ended September 30, 2012 and 2011, respectively.  Net cash provided by investing activities for the nine months ended September 30, 2012 was primarily due to sales and maturities of $36.0 million of investments offset by the purchases of $33.3 million of investments, $1.3 million for acquisition of RightHand IT Corporation and $0.5 million for purchases of property and equipment.  Net cash provided by investing activities for the nine months ended September 30, 2011 was primarily due to the purchases of $42.1 million in investments offset by sales and maturities of $53.7 million in investments, $8.4 million for acquisition of SUPERAntiSpyware and $0.2 for expenditures of property and equipment.

Index

Financing Activities

Net cash provided by financing activities was $1.1 million and $0.5 million for the nine months ended September 30, 2012 and 2011, respectively, and was primarily attributable to the exercise of employee stock options.

Working Capital and Capital Expenditure Requirements

At September 30, 2012, stockholders’ equity was $69.0 million and working capital was $49.5 million. We believe that our existing cash balances will be sufficient to meet our working capital requirements and our planned capital expenditures for at least the next 12 months.

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

As of September 30, 2012, we held $28.1 million in investments (excluding cash and cash equivalents), which consisted primarily of government debt securities, corporate notes and bonds, and commercial paper. The weighted average interest rate of our portfolio was approximately 0.62% at September 30, 2012. A decline in interest rates over time would reduce our interest income from our investments. A hypothetical 10% increase or decrease in interest rates, however, would not have a material impact adverse effect on our financial condition.

As of December 31, 2011, we had an investment in a AAA-rated ARS with a state student loan authority with an estimated fair value of $1.1 million.  This investment is substantially guaranteed by the federal government through the Federal Family Education Loan Program (FFELP). The ARS is a long-term floating rate bond tied to short-term interest rates. After the initial issuance, the interest rate on the security is reset periodically, at intervals established at the time of issuance (e.g., every seven days, twenty-eight days, thirty-five days, or every six months), based on market demand, if the auctions are successful, through a competitive bidding process often referred to as a “Dutch auction.” If there is insufficient interest in the securities at the time of an auction, the auction may not be completed and the ARS then pays a default interest rate. Following such a failed auction, we could not access our funds that were invested in the corresponding ARS until a future auction of these investments is successful, new buyers express interest in purchasing these securities between reset dates, issuers establish a different form of financing to replace these securities or final payments become due according to contractual maturities. At September 30, 2012, we had no investments in ARS because our long-term investment in ARS was settled at par for cash in May 2012.

Index

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

Impact of Foreign Currency Rate Changes

The functional currencies of our international operating subsidiaries are the local currencies. We translate the assets and liabilities of our foreign subsidiaries at the exchange rates in effect on the balance sheet date. We translate their income and expenses at the average rates of exchange in effect during the period. We include translation gains and losses in the stockholders’ equity section of our consolidated balance sheet. We include net gains and losses resulting from foreign exchange transactions in interest income and other in our consolidated statements of operations. Since we translate foreign currencies into U.S. dollars for a limited number of customers and a small portion of our operations, currency fluctuations may have an immaterial impact on our financial results. We have both revenue and expenses that are denominated in foreign currencies. Neither a weaker or stronger U.S. dollar environment would have a material impact on our consolidated statement of operations. The historical impact of currency fluctuations has generally been immaterial.  As of September 30, 2012, we did not engage in foreign currency hedging activities.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended September 30, 2012, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

●	Our ability to successfully monetize customers who receive free versions of our software;

●	Our expectations regarding our ability to deliver premium technology services efficiently and through arrangements that are profitable;

●	Our ability to offer subscriptions to our services in a profitable manner;

●	Our ability to execute effectively in the small business market;

●	Our ability to hire, train, manage and retain service delivery agents in a home-based model and to continue to enhance the flexibility of our staffing model;

●	Our ability to match staffing levels with service volume in a cost-effective manner;

●	Our ability to manage contract labor as a component of our workforce;

●	Our ability to manage sales costs in programs where we are responsible for sales;

●	Our beliefs and expectations regarding the introduction of new services and products, including additional software products and service offerings for devices beyond the computer;

●	Our ability to successfully offer services to the small business market;

●	Our ability to successfully license our service delivery platform;

●	Our beliefs and expectations regarding new business opportunities;

●	Our expectations regarding revenues, cash flows and expenses, including cost of revenue, sales and marketing, research and development efforts, and administrative expenses;

●	Our assessment of seasonality, mix of revenue, and other trends for our business;

●	Our ability to deliver projected levels of profitability;

●	Our expectations regarding the costs and other effects of acquisition and disposition transactions;

●	Our expectations regarding unit volumes, pricing and other factors in the market for computers and other devices, and the effects of such factors on our business;

●	Our expectations regarding the results of pending, threatening or future litigation;

●
The assumptions underlying our Critical Accounting Policies and Estimates, including our assumptions regarding revenue recognition; assumptions used to estimate the fair value of share-based compensation; assumptions regarding the impairment of goodwill and intangible assets; and expected accounting for income taxes; and

●	The expected effects of the adoption of new accounting standards.

Index

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

 Until recently, our business has not been profitable and may not achieve profitability in future periods.

In the third quarter of 2012, we delivered our first quarter of profitability since 2005. We intend to make significant investments in support of our business, and may continue to sustain losses in the future notwithstanding our efforts to maintain profitability. If we fail to achieve revenue growth as a result of our additional investments or if such revenue growth does not result in our maintaining profitability, the market price of our common stock will likely decline. A sustained period of losses would result in an increased usage of cash to fund our operating activities and a corresponding reduction in our cash balance.

Our business has a limited operating history and is based on a relatively new business model.

We are executing a plan to grow our business by providing premium technology services and software to customers both through channel partners and directly. We may not be able to offer these services and software products successfully. Our technology specialists are generally home-based, which requires a high degree of coordination and quality control of employees working from diverse and remote locations. We have recently experienced financial losses in our business and we may to continue to use cash and incur costs to support our growth initiatives. Our investments, which typically are made in advance of revenue, may not yield increased revenue to offset these expenses. As a result of these factors, the future revenue and income potential of our business is uncertain. Any evaluation of our business and our prospects must be considered in light of these factors and the risks and uncertainties often encountered by companies in our early stage of development. Some of these risks and uncertainties relate to our ability to do the following:

●	Maintain our current relationships, and develop new relationships, with channel partners on acceptable terms or at all;
●	Reach consumers and small businesses directly in a cost-effective fashion;
●	Hire, train, manage and retain our home-based technology specialists and enhance the flexibility of our staffing model in a cost-effective fashion;
●	Manage contract labor efficiently and effectively;
●	Meet anticipated growth targets;
●	Match staffing levels with demand for services;
●	Manage our business to provide services and sales on an efficient basis in order to maintain profitability;
●	Offer subscriptions to our services in a profitable manner;
●	Successfully introduce new, and adapt our existing, services and products for consumers and small businesses;
●	Grow our software business using existing and new monetization models;
●	Respond effectively to changes in the online advertising markets in which we participate;
●	Respond effectively to competition;
●	Operate effectively in the small business market;
●	Successfully license our service delivery platform;
●	Respond to changes in macroeconomic conditions as they affect our and our channel partners’ operations;
●	Realize benefits of any acquisitions we make;
●	Adapt to changes in the markets we serve, including the proliferation of smartphones, tablets and other devices;
●	Adapt to changes in our industry, including consolidation;
●	Respond to government regulations relating to our business;
●	Manage and respond to present, threatened, and future litigation;
●	Attract and retain qualified management and employees; and
●	Manage our expanding operations and implement and improve our operational, financial and management controls.

Index

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
●
Our ability to effectively match staffing levels with service volumes on a cost-effective basis, particularly with subscriptions, without adequate or comparable historical data for forecasting purposes;

●	Our ability to manage contract labor;
●	Our ability to manage sales costs in programs where we are responsible for sales;
●	Our reliance on a relatively small number of channel partners for a substantial portion of our revenue;
●	Our ability to attract and retain customers and channel partners;
●	Our ability to reach customers directly in a cost effective manner;
●	Our ability to serve the small business market;
●	Our ability to successfully license our service delivery platform;
●	The availability and cost-effectiveness of advertising placements for our software products and our ability to respond to changes in the online advertising markets in which we participate;
●	The price and mix of products and services we or our competitors offer;
●	The rate of expansion of our offerings and our investments therein;
●	Our ability to successfully monetize customers who receive free versions of our software;
●	Usage rates on the subscriptions we offer;
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

From time to time, we provide guidance related to our future financial performance. In addition, financial analysts may publish their own expectations of our future financial performance. Because our quarterly revenue and our operating results fluctuate and are difficult to predict, future financial performance is difficult to predict. We have in the past failed to meet our guidance for a particular period or analyst expectations for our guidance for future periods and our stock price has declined. Generally, the market prices of technology companies have been extremely volatile. Stock prices of many technology companies have often fluctuated in a manner unrelated or disproportionate to the operating performance of such companies. In the past, following periods of market volatility, stockholders have often initiated securities class action litigation relating to the stock trading and price volatility of the technology company in question. Any securities litigation we may become involved in could result in our incurring substantial defense costs and diverting resources and the attention of management from our business.

Index

Because a small number of customers and channel partners have historically accounted for, and may in future periods account for, the substantial majority of our revenue, under-performance of specific programs or losses of certain customers could decrease our revenue substantially.

In the third quarter of 2012, Comcast, Office Max, Office Depot and Staples accounted for 37%, 12%, 12% and 10%, respectively, of our total revenue. The loss of any of these partners, the worsening of the terms or terminations of our arrangements with any of these partners or the failure of any of these partners to achieve their targets could adversely affect our business. Generally, the agreements with our partners do not require them to conduct any minimum amount of business with us, and therefore they could decide at any time to reduce or eliminate the use of our services. Additionally, we may not obtain new channel partners or customers. The failure to obtain significant new channel partners or the loss or decline of any significant channel partner would have a material adverse effect on our operating results. Further risks associated with the loss or decline in a significant channel partner are detailed in “Our failure to establish and expand successful partnerships to sell our services and products would harm our operating results” below.

Our failure to establish and expand successful partnerships to sell our services and products would harm our operating results.

Our current business model requires us to establish and maintain relationships with third parties who market and sell our services and products. Failure to establish or maintain third-party relationships in our business, particularly with firms that sell our services and products, could materially and adversely affect the success of our business. We sell to numerous customers through each of these channel partners, and therefore a delay in the launch or rollout of our services with even one of these channel partners could cause us to miss revenue or other financial targets. The process of establishing a relationship with a channel partner can be complex and time consuming, and we must pass multiple levels of review in order to be selected. If we are unable to establish a sufficient number of new channel partners on a timely basis our sales will suffer. There is also the risk that, once established, our programs with these channel partners may take longer than we expect to produce revenue or may not produce revenue at all, and the revenue produced may not be profitable if the costs of performing under the program are greater than anticipated or the program terminates early before up-front investments can be recouped. One or more of our key channel partners may also choose not to renew their relationship with us, discontinue selling our services, offer them only on a limited basis or devote insufficient time and attention to promoting them to their customers. Some of our partners may prefer not to work with us if we also partner with their competitors. If any of these key channel partners merge with a competitor, all of these risks could be exacerbated. Each of these risks could reduce our sales and significantly harm our operating results.

Our software revenues are dependent on online traffic patterns and the availability and cost of online advertising in certain key placements.

Most of our software revenue stream is highly dependent on obtaining advertising placements in a cost-effective manner in certain key online media placements. From time to time a trend or a change in a key advertising placement will impact us, decreasing traffic or significantly increasing the cost of online advertising and therefore compromising our ability to achieve desired traffic levels at profitable rates. If such a change were to occur, as it has recently and on several occasions in the past, we may be unable to attract desired amount of traffic, our costs for advertising may increase beyond our forecasts and our software revenues may decrease. As a result, our operating results would be negatively impacted.

If we fail to attract, train and manage our technology specialists in a manner that provides an adequate level of support for our customers, our reputation and financial performance could be harmed.

Our business depends in part on our ability to attract, manage and retain our technology specialists and other support personnel. If we are unable to attract, train and manage in a cost-effective manner adequate numbers of competent technology specialists and other support personnel to be available as service volumes vary, particularly as we seek to expand the breadth and flexibility of our staffing model, our service levels could decline, which could harm our reputation, result in financial losses under contract terms, cause us to lose customers and channel partners, and otherwise adversely affect our financial performance. Although our service delivery and communications infrastructure enables us to monitor and manage technology specialists remotely, because they are typically home-based and geographically dispersed we could experience difficulties meeting services levels and effectively managing the costs, performance and compliance of these technology specialists and other support personnel. Any problems we encounter in effectively attracting, managing and retaining our technology specialists and other support personnel could seriously jeopardize our service delivery operations and our financial results.

Index

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

Index

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

Our software contains features that allow our technology specialists and other personnel to access, control, monitor and collect information from computers running our software. Federal, state and foreign government bodies and agencies, however, have adopted or are considering adopting laws and regulations restricting or otherwise regulating the collection, use and disclosure of personal information obtained from consumers and individuals. Those regulations could require costly compliance measures, could reduce the efficiency of our operations, or could require us to modify or cease to provide our systems or services. Liability for violation of, costs of compliance with, and other burdens imposed by such laws and regulations may limit the use and adoption of our services and reduce overall demand for them. Even the perception of privacy concerns, whether or not valid, may harm our reputation and inhibit adoption of our solutions by current and future customers. In addition, we may face claims about invasion of privacy or inappropriate disclosure, use, storage, or loss of information obtained from our customers. Any imposition of liability could harm our reputation, cause us to lose customers and cause our operating results to suffer.

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

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 6. EXHIBITS

Exhibits.

10.1	Amended and Restated Support Services Agreement between Comcast and Support.com, effective as of July 5, 2012 (1)

10.2	Amendment Number 1 to the Amended and Restated Support Services Agreement between Comcast and Support.com, effective as of July 5, 2012 (1)

31.1	Chief Executive Officer Section 302 Certification

31.2	Chief Financial Officer Section 302 Certification

32.1	Statement of the Chief Executive Officer under 18 U.S.C. § 1350(2)

32.2	Statement of the Chief Financial Officer under 18 U.S.C. § 1350(2)

101.INS	XBRL INSTANCE DOCUMENT

101.SCH	XBRL SCHEMA DOCUMENT

101.CAL	XBRL CALCULATION LINKBASE DOCUMENT

101.LAB	XBRL LABELS LINKBASE DOCUMENT

101.DEF	XBRL DEFINITION LINKBASE DOCUMENT

101.PRE	XBRL PRESENTATION LINKBASE DOCUMENT

(1)	Confidential treatment has been requested for portions of this exhibit.
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

November 2, 2012	SUPPORT.COM, INC.

	By:	/s/ SHELLY SCHAFFER
Shelly Schaffer
Chief Financial Officer and
Executive Vice President of Finance and
Administration

Index

EXHIBIT INDEX TO SUPPORT.COM, INC.
QUARTERLY REPORT ON FORM 10-Q
FOR THE QUARTER ENDED SEPTEMBER 30, 2012

10.1	Amended and Restated Support Services Agreement between Comcast and Support.com, effective as of July 5, 2012 (1)

10.2	Amendment Number 1 to the Amended and Restated Support Services Agreement between Comcast and Support.com, effective as of July 5, 2012 (1)

31.1	Chief Executive Officer Section 302 Certification

31.2	Chief Financial Officer Section 302 Certification

32.1	Statement of the Chief Executive Officer under 18 U.S.C. § 1350(2)

32.2	Statement of the Chief Financial Officer under 18 U.S.C. § 1350(2)

101.INS	XBRL INSTANCE DOCUMENT

101.SCH	XBRL SCHEMA DOCUMENT

101.CAL	XBRL CALCULATION LINKBASE DOCUMENT

101.LAB	XBRL LABELS LINKBASE DOCUMENT

101.DEF	XBRL DEFINITION LINKBASE DOCUMENT

101.PRE	XBRL PRESENTATION LINKBASE DOCUMENT

(1)	Confidential treatment has been requested for portions of this exhibit.
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