Form 10-Q/A
period 2012-06-30
Support.com, Inc.
filed 2012-12-19
CIK 1104855

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

_______________________________

FORM 10-Q/A
Amendment No. 1
_______________________________

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2012
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission File No. 000-30901

_______________________________

SUPPORT.COM, INC.
(Exact Name of Registrant as Specified in Its Charter)

Delaware	94-3282005
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

900 Chesapeake Drive
Redwood City, CA 94063
(Address of Principal Executive Offices)
(Zip Code)

Registrant’s Telephone Number, Including Area Code: (650) 556-9440

_______________________________

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

EXPLANATORY NOTE

This amendment number 1 (“Amendment”) to our quarterly report on Form 10-Q for the quarter ended June 30, 2012, originally filed with the Securities and Exchange Commission on August 8, 2012, is being solely filed to correct a typographical error in Exhibit 32.2, subsection (i), where the reference to “June 30, 2011” should have read “June 30, 2012”; and to correct an omission in the exhibit list of Exhibit 101.DEF, which was included in the filing but omitted from the list. This Amendment does not amend any other information set forth in the previously filed Form 10-Q for the quarter ended June 30, 2012, and we have not updated disclosures contained therein to reflect any events that occurred subsequent to the date of such report. In addition, in connection with the filing of this Amendment and pursuant to Rule 12b-15 of the Securities Exchange Act of 1934, as amended, the certifications of our principal executive officer and principal financial officer are attached as exhibits to this Amendment.

ITEM 6.	EXHIBITS

Exhibits.

	10.1	Sublease Agreement dated June 7, 2012

	31.1	Chief Executive Officer Section 302 Certification

	31.2	Chief Financial Officer Section 302 Certification

	32.1	Statement of the Chief Executive Officer under 18 U.S.C. § 1350(1)

	32.2	Statement of the Chief Financial Officer under 18 U.S.C. § 1350(1)

	101.INS	XBRL INSTANCE DOCUMENT

	101.SCH	XBRL SCHEMA DOCUMENT

	101.CAL	XBRL CALCULATION LINKBASE DOCUMENT

	101.LAB	XBRL LABEL LINKBASE DOCUMENT

	101.DEF	XBRL DEFINITION LINKBASE DOCUMENT

	101.PRE	XBRL PRESENTATION LINKBASE DOCUMENT

_______________________________
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

December 19, 2012	SUPPORT.COM, INC.

	By:	/s/ SHELLY SCHAFFER
Shelly Schaffer
Chief Financial Officer and
Executive Vice President of Finance and
Administration

EXHIBIT INDEX TO SUPPORT.COM, INC.
QUARTERLY REPORT ON FORM 10-Q
FOR THE QUARTER ENDED JUNE 30, 2012

10.1	Sublease Agreement dated June 7, 2012

31.1	Chief Executive Officer Section 302 Certification

31.2	Chief Financial Officer Section 302 Certification

32.1	Statement of the Chief Executive Officer under 18 U.S.C. § 1350(1)

32.2	Statement of the Chief Financial Officer under 18 U.S.C. § 1350(1)

101.INS	XBRL INSTANCE DOCUMENT

101.SCH	XBRL SCHEMA DOCUMENT

101.CAL	XBRL CALCULATION LINKBASE DOCUMENT

101.LAB	XBRL LABEL LINKBASE DOCUMENT

101.DEF	XBRL DEFINITION LINKBASE DOCUMENT

101.PRE	XBRL PRESENTATION LINKBASE DOCUMENT

_______________________________
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