Form 10-K
period 2012-12-31
Support.com, Inc.
filed 2013-03-08
CIK 1104855

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K
(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended December 31, 2012
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Transition Period from              to
Commission File No. 000-30901

SUPPORT.COM, INC.
(Exact Name of Registrant as Specified in Its Charter)

Delaware	94-3282005
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

900 Chesapeake Drive, 2nd Floor, , Redwood City, CA	94063
(Address of Registrant’s Principal Executive Offices)	(Zip Code)

Registrant’s telephone number including area code: (650) 556-9440

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock, $.0001 par value	The NASDAQ Global Select Market

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
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☒

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).Yes  ☒    No  ☐

The aggregate market value of the registrant’s common stock, $.0001 par value, held by non-affiliates of the registrant was approximately $135,145,109 based on the closing price of $3.19 per share as of June 30, 2012. Shares of common stock held by each executive officer, director, and stockholders known by the registrant to own 10% or more of the outstanding stock based on Schedule 13G filings and other information known to us, have been excluded since such persons may be deemed affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

As of February 28, 2013, there were 50,120,890 shares of the registrant’s common stock outstanding.

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
FOR FISCAL YEAR ENDED DECEMBER 31, 2012

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

We have compiled the market size and growth data in this Form 10-K using statistics and other data obtained from several third-party sources.  Some market and statistical data are also based on our good faith estimates, which are derived from our review of internal surveys, as well as the third-party sources referred to.  This information may prove to be inaccurate because of the method by which the data is obtained or because this information cannot be verified with complete certainty due to the limits on the availability and reliability of raw data, the voluntary nature of the data gathering process and other limitations and uncertainties.  As a result, although we believe this information is reliable, we have not independently verified the third-party data and cannot guarantee the accuracy and completeness of this information.

Various amounts and percentages used in this Form 10-K have been rounded and, accordingly, they may not total 100%.

We own or otherwise have rights to the trademarks and trade names, including those mentioned in this Form 10-K, used in conjunction with the marketing and sale of our products.

PART I

ITEM 1.  BUSINESS.

Overview

Support.com is a leading provider of cloud-based services and software designed to enhance a customer's experience with technology. We enable leading brands to offer technology service programs that create new revenue streams and deepen customer relationships. We also allow technology support organizations to reduce costs, improve problem resolution and enhance the customer experience.

Our solution includes, the cloud-based Nexus® Service Delivery Platform ("Nexus platform"), a scalable workforce of technology specialists, mobile and desktop applications for end-users and proven expertise in program design and execution. We offer turnkey solutions encompassing all of these elements.  We also make our Nexus platform available on a software-as-a-service (”SaaS”) basis and license our end-user applications separately.

We offer leading brands a broad array of technology services to meet the needs of their customers. Service programs available for consumer markets include computer and mobile device set-up, security and support, virus and malware removal and wireless network set-up, security and support. Service programs available for small business markets include the consumer services plus managed services such as server and network monitoring and maintenance. Our services can be purchased either as one-time incidents on subscriptions, with subscriptions representing an increasing percentage of our revenue. Our technology specialists deliver our services to customers online via remote control and by telephone, leveraging the Nexus platform. Most of our technology specialists work from their homes rather than in brick and mortar facilities.

Our Nexus platform includes a unified workspace for support agents that combines remote support, guided and automated workflow, chat, telephony, ticketing and order taking;  real-time monitoring for supervisors; a desktop client and subscriber portal; foundation services, and business analytics and reporting. Nexus foundation services include marketing modules for recommending services, managing customer profiles, and messaging subscribers; commerce modules for Payment Card Industry (PCI) compliant payment processing; entitlement modules for subscription management, service definitions, and software licensing; and operations modules for skills-based routing and work order management. The Nexus platform provides business analytics and reporting for program performance, marketing activities, subscription usage and churn, service delivery quality, service level management and customer satisfaction. The Nexus platform integrates with other systems via web services interfaces. Our end-user software products include tools and apps designed to address some of the most common technology issues including computer maintenance, optimization and security.

We market our services primarily through channel partners. Our partners include leading communications providers, retailers, technology companies and others. We recently began marketing the Nexus platform separately from our technology service offerings. We market our end-user software products directly, principally online, and through partners. Our sales and marketing efforts are primarily focused in North America.

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

Technology has also become increasingly connected, with networks now commonplace in the home as well as the office.  At the same time, technology has become increasingly mobile, with anytime, anywhere access to voice, data, video and applications becoming standard. Further, the emerging trend of “bring your own device” (BYOD) is now blurring the line between technology used in the home and the office, raising performance and connectivity expectations for each.

Many consumers and small businesses, however, lack the technical skill or time to overcome technology challenges. Parks Associates, a research firm focused on emerging consumer and small business technology products and services, notes that “among the people setting up devices by themselves, only 51% report that they would be likely to set up the devices by themselves next time, which indicates that a significant percentage of these people would prefer some kind of assistance with this process”, and that “45% of all SMBs with between one and 20 employees report they have paid for tech support at least once in the past year.”

While suppliers may offer support for their products, this support is typically limited to the supplier’s products, and often fails to address connections between devices or malfunctions caused by the user’s environment or usage, resulting in a customer experience gap. As a result, the market for premium technology services (non-warranty services paid for separately from the products themselves) is growing rapidly.  Parks Associates projects that the market for consumer and small and medium business technical support services will grow from $18 billion in 2012 to approximately $32 billion by 2016.

While important on its own terms, technology support is also becoming increasingly critical to the overall customer experience, not just for technology products but for other products and services that depend on technology to deliver the customer experience. According to the Temkin Group, "Research shows that customer experience is highly correlated with loyalty." As a result, customer experience management ("CEM") solutions have begun to address the parts of the customer experience that are mediated by technology. Some companies seeking CEM solutions wish to provide better technology support in a cost-effective manner while others see an opportunity to create new revenue streams supporting not just their own products and services but the entire technology ecosystem their customers rely upon. In both cases, a platform for delivering technology services effectively is likely to play an important role.

In addition to the markets for technology services and service delivery platforms, there is an established market for software tools and apps used to manage computers and mobile devices. According to Parks Associates, “roughly one-half of consumers are self-defined ‘do-it-yourselfers’ with technical support, such as preventative maintenance activities and computer troubleshooting.”

Our Growth Strategy

Our objective is to become the leading provider of premium technology service programs and CEM software designed to enhance a customer's experience with technology. From a financial perspective, our goals are to grow and diversify revenue and maintain and enhance profitability. Our strategies for achieving our goals include expanding existing service programs, launching new programs, growing small business revenue, increasing SaaS revenue from our Nexus platform, and improving service delivery efficiency.

•	To launch new service programs, we intend to pursue opportunities with leading communications, retail, technology and other partners.

•	To grow small business revenue, we plan to introduce small business services into existing programs and launch small business programs for new partners.

•	To increase SaaS revenue from our Nexus platform, we expect to increase our sales and marketing activities in this market and enhance such platform.

•	To improve service delivery efficiency, we intend to optimize operating processes, enhance the Nexus platform and evolve our labor model.

We intend to execute our growth strategy organically and through acquisitions of complementary businesses, where appropriate.

Our Technology Service Programs

Support.com® technology services are distributed through channel partners, using the partner’s brand, as one-time services (“incidents”), subscriptions and bundled components of broader offerings.

Our programs are based on the following core services:

Device Set-up.  We offer a variety of installation and set-up services. Our Set-up and Configuration services complete the basic setup and configuration steps for new computers, peripherals and mobile devices. We create new user accounts, configure automatic system updates, remove unnecessary trial software, connect devices to the cloud, find and install applications and synchronize data between devices. Our Protection and Performance services install, update and configure anti-malware software and operating system settings to enhance digital security and can also install and configure parental controls and create user profiles that restrict Internet and application access. Our Tune-Up services enhance the performance of devices through optimization of key systems settings for faster startup and shutdown, loading of programs and Internet browsing as well as increased available memory and storage space. These services cover a wide variety of devices regardless of manufacturer.

Device Repair.   Our Repair services assist consumers with a wide range of technology problems. We identify, diagnose and repair technical problems, including issues associated with viruses, spyware, and other forms of malware, connectivity issues, and issues with software applications.

Network Services.   Our Network services set up, secure and repair problems with wireless networks. We configure, connect and establish secure connections between computers, the wireless network and supported devices. In addition, we diagnose and repair problems customers have with existing wireless networks.

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

Onsite Services. While the vast majority of our services are delivered remotely, we provide services at the customer’s home or business when necessary.  We provide these services through partnerships with networks of field service technicians.  We provide continuity between remote and onsite services through integration of our Nexus platform with platforms used by these field service networks.

Small Business Services. In addition to the remote support services available for consumers, we also provide server and network monitoring and management, cloud services such as hosted email and virtual desktops, and business-class data backup and disaster recovery.

We deliver our services through technology specialists leveraging our proprietary Nexus® Service Delivery Platform. Most technology specialists work from their homes rather than in brick and mortar facilities. Employee technology specialists are recruited, tested, hired and trained on a virtual basis using proprietary methods and remote technology. We also utilize contract labor in our service programs. We strive to continually enhance service delivery through evolution of our labor model, process improvement using Six Sigma methodologies and enhancement of our Nexus platform.

Our Nexus® Service Delivery Platform

The Nexus platform is a suite of cloud-based (hosted) applications, foundation services and business analytics that enable remote and onsite technology services. The Nexus platform includes the following cloud-based TCEM capabilities:

Tech Expert Applications that guide workflow and automate solutions to technical problems; a unified workspace that combines remote support, chat, telephony, ticketing and order taking and eliminates the need to switch between multiple applications; and a supervisor dashboard that enables real-time monitoring.

Customer Applications that drive sales via a health check app; provide a seamless experience for subscribers through a desktop client, a subscriber portal and e-cart for online sales; and optimize and secure computers and mobile devices.

Foundation Services for building comprehensive and fully branded technology service programs including: marketing modules that provide a recommendation engine, customer profiles, and subscriber messaging; commerce modules including PCI compliant payment processing and a flexible promotion engine; entitlement modules, including subscription management, service definitions, and software licensing; and logistics modules including skill-based routing and work order management.

Business Analytics and Reporting that provide insight into program performance, marketing results, subscription usage and churn, service delivery quality and compliance, service level management and customer satisfaction. Reports are accessible through a real-time portal and can also be distributed regularly via email or secure FTP export.

Web Services Interfaces that enable a tightly integrated partner ecosystem, with pre-built integrations to key technology partners for onsite and depot services, small business cloud services, warranty offerings and online backup. Web services interfaces are also included for real-time integration to existing systems such as e-commerce, billing, CRM, point-of-sale and others.

Our End-User Software Products

Our end-user software products are designed to maintain, optimize and secure computers and mobile devices. Certain software products are licensed on a perpetual basis while others are offered on a subscription basis.

Our principal software products include products designed for:

Malware Protection and Removal.  Our SUPERAntiSpyware® software includes our advanced anti-malware technology that protects PCs against spyware, adware, Trojans, dialers, worms, keyloggers, hijackers, parasites, rootkits, rogue security products and many other types of threats and malware. It also includes a real-time engine that detects and removes malware present on a PC.  It is designed to work in conjunction with other computer security products such as anti-virus software.

PC Maintenance and Optimization.  Our Cosmos® software is designed to maintain and optimize the performance of PCs.  Cosmos includes modules designed for hard drive maintenance, memory optimization, data security, privacy protection, system cleaning, registry repair, file recovery, startup management, and other common maintenance and optimization tasks. Cosmos also runs on Windows® 8-based tablet computers.

PC Registry Cleaning and Repair.  Our ARO® software is designed to improve PC performance.  ARO repairs errors in the registry database of  Windows-based computers and removes unnecessary files.  ARO also performs a baseline security scan to confirm the PC has up-to-date security software.

Smartphone / Tablet Maintenance and Optimization.  Our Cosmos for Smartphones and Tablets software is designed to maintain and optimize the performance of Android™ devices. Cosmos for Smartphones and Tablets includes modules for scanning privacy settings, optimizing battery performance, managing files and applications, and other common maintenance and optimization tasks.

We also offer products designed for hard drive maintenance and memory management and optimization.

Sales and Marketing

Services.   We sell our services principally through channel partners. Our channel partners include leading communication providers, retailers, technology companies and others.

Our partnerships typically begin with a pilot phase and, if successful, progress to broader roll-outs. Programs for partners can take several months to more than a year to progress from a pilot stage to a broader roll-out. Structurally, we typically wholesale services to our partners on a per-incident or subscription period basis and our partners resell the services to consumers and small businesses at prices our partners determine.  In these partnerships, the services are generally sold under the partner’s brand.  In addition to service delivery, in certain cases, we sell the services on our partners’ behalf (and receive commissions for such activity).  During 2012, we ceased selling activities by our own employees and now rely on third parties (which we manage) to provide sales services where requested by our partners.

We acquire partners through our business development organization, and support channel partners through our program management organization. We organize our program management organization along industry lines.

Nexus Service Delivery Platform.  We recently began licensing our technology platform separately from services provided by our technology specialists.  In such an arrangement, a customer receives a right to use our platform in their own technology support organization. We provide the platform on a cloud-based basis.  We license the platform using a SaaS model under which customers pay us on a per-user per- month basis for the term of the contract, which we anticipate to be at least one year. In connection with the platform, we also provide implementation services to customers, typically covering integration of our platform to other customer systems. We charge for these services on a time and materials basis.

We acquire platform license customers through our business development organization.  We expect to grow the size of the business development organization devoted to platform licenses during 2013.

End-User Software.  We license our end-user software products directly to customers and through channel partners. To date, a substantial majority of our end-user software revenue has come through direct sales to customers. Online advertising allows customers to click-through to our software offerings where they can order and download our products on demand. In addition to fully-featured software products available for a license fee, a substantial percentage of our end-user software revenue arises from customers who download free-trial versions of our software or free versions of our software with limited functionality before making a purchase decision. The marketing costs for customer acquisition through free trials can be substantial, and a majority of our direct software license revenue currently is the result of advertising placements.

We also offer our software products to customers through some of our channel partners who rebrand and distribute such products to their customers. These partners typically pay us on a per-user per-month basis for each product licensed.

Research and Development

Technology is at the core of our business model, and as a result our investment in research and development is substantial. We believe our continuing investment in research and development creates significant competitive advantage in the quality and cost of our service offerings, in our ability to meet the rigorous requirements of partners and customers, and in the new capabilities we introduce. We maintain dedicated research and development teams in Redwood City, California; Bangalore, India; Sammamish, Washington; and Eugene, Oregon. Research and development expense was $6.8 million in 2012, $6.1 million in 2011, and $5.2 million in 2010.

We have developed, currently maintain, and continue to improve proprietary, market-leading technologies that are essential to our business. Our technologies are architected to be cloud-based. We focus our investment in reserch and development across the following major areas: SaaS platform technologies, technology specialist workforce and customer applications, foundation services (including modules for marketing, commerce, entitlement and logistics), business analytics and reporting web services interfaces and end-user software products.

The Nexus platform is a multi-tenant platform, enabling a SaaS model where partners are not required to deploy special infrastructure for our software.

Our technology specialist workforce integrates customer relationship management ("CRM"), ticketing, ordering, means of payment, remote screen sharing, and telephony into one ergonomic and efficient application for our technology specialists. This application leverages our patented technology to enable many technically challenging and valuable aspects of remote services via the cloud and across firewalls, proxies and other network boundaries. In addition, we deploy our Solutions Toolkit application on the customer's device to ensure that our technology specialists follow a predesigned “best practice” workflow.  The Solutions Toolkit also automates time-consuming steps such as tool downloads, system diagnostics, performance optimizations and software checks.

Our Nexus platform foundational services include:

•
Marketing modules for configuring the recommendation engine used by the health check app, configuring the subscriber messaging delivered via the desktop client and for managing consumer and SMB customer profiles.

•	Commerce modules include PCI compliant payment processing for charging credit cards on behalf of partners and a flexible promotion engine.

•	Entitlement modules include support for partner-specific SKU and service definitions, subscription package definition and software licensing (for end-user software products).

•
Operations modules simplify and orchestrate the ordering and workflow of services across multiple parties, ensuring that the right delivery party takes the right next step at the right time. The Nexus platform also includes an online portal for customers and partners, thus promoting a seamless experience and a high level of visibility throughout the service delivery process.

For business analytics and reporting, we build and maintain a data warehouse that securely aggregates and restructures data from all of our applications to create a comprehensive view of the service delivery lifecycle.  This rich data set provides visibility into sales conversion effectiveness, service delivery efficiency, service level performance, subscription utilization, partner program performance and many other aspects of running and optimizing our business.  Our partners also receive reports and analytic information from the warehouse for their programs on a regular basis via secure data feeds, or access reports via an online reporting portal.

Nexus web services interfaces enable integration with on-site and depot services, small business cloud services, e-commerce, billing, CRM, point-of-sale and others.

For end-user software products, we build and enhance the ARO, Cosmos, Cosmos for Smartphones and Tablets, SUPERAntiSpyware, and other products described under “Our Software Products” as well as new software products currently under development.

Intellectual Property

We own the registered trademarks SUPPORT.COM®, PERSONAL TECHNOLOGY EXPERTS®, BUSINESS TECHNOLOGY EXPERTS®, and NEXUS®, in the United States for specified support services and software, and we have registrations and common law rights for several related trademarks in the U.S. and certain other countries. We own the domain name support.com and other domain names. We have exclusive rights to our proprietary services technology, and our end user software products. We also have non-exclusive rights to distribute certain other software products.

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

With respect to channel partnerships for our services, our competitors include privately-held companies focused on premium technology services, providers of electronics warranties, contact centers focused on technical support and other companies who offer technical support through channel partners. We believe the principal competitive factors in our services market include: breadth and depth of service offerings; quality of the customer experience; proprietary technology; time to market; pricing; account management; vendor reputation; scale; and financial resources.

With respect to licenses of our Nexus platform, our competitors include companies focused on CEM, service desk, remote support and IT process automation. We believe the principal competitive factors in our platform license market include breadth and depth of functionality; ease of implementation; performance; scalability; pricing; vendor reputation; financial resources; and customer support.

In the market for our end-user software products, we face direct competition from suppliers of software products who perform the same or similar functions as our products. We also face indirect or potential competition from application providers, operating system providers, network equipment manufacturers, and other original equipment manufacturers (“OEMs”) who may provide various solutions and functions in their products, and from individuals and groups who offer “free” and open source utilities online. We believe that the principal competitive factors in the market for our end-user software products include: product features and ease of use; price; convenience of purchase; brand recognition; financial resources; and customer support.

The competitors in our markets for services and software can have some or all of the following competitive advantages: longer operating histories, greater economies of scale, greater financial resources, greater engineering and technical resources, greater sales and marketing resources, stronger strategic alliances and distribution channels, larger user bases, products with different functions and feature sets and greater brand recognition than we have. We expect new competitors to continue to enter the markets in which we operate.

For additional information related to competition, see Item 1A, Risk Factors.

Environmental Regulation

The majority of our employees works from their own homes and use our technology platform to deliver services from remote locations. We believe that on a per-employee basis, our operations contribute significantly to efforts to reduce pollutants by eliminating fossil fuel-based commutes for the majority of our workers. In addition, the nature of our remote service delivery also helps many customers avoid onsite services, resulting in additional reduction in pollutants caused by automobile transportation for such services. Finally, our principal delivery method for our end-user software products is by electronic download, which produces no packaging-related waste, and eliminates the need for production of physical media and transportation except for a small percentage of consumers who affirmatively request and pay for delivery of products by CD. We are not aware at this time of any material effects that compliance with Federal, State and local provisions which have been enacted or adopted regulating the discharge of materials into the environment, or otherwise relating to the protection of the environment, may have on our business. Our assessment could change if and when any new regulations of such sort are enacted or adopted.

Employees

As of December 31, 2012, we had 877 employees, of whom 718 were work-from-home agents and 159 were corporate employees. In addition to our work-from-home employees, we also use contract labor. None of our employees are covered by collective bargaining agreements.

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
900 Chesapeake Drive, 2nd Floor
Redwood City, CA 94063

ITEM 1A.  RISK FACTORS

This report contains forward-looking statements regarding our business and expected future performance as well as assumptions underlying or relating to such statements of expectation, all of which are “forward looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. We are subject to many risks and uncertainties that may materially affect our business and future performance and cause those forward-looking statements to be inaccurate. Words such as “expects,” “anticipates,” “intends,” “plans,” “believes,” “forecasts,” “estimates,” “seeks,” “may result in,” “focused on,” “continue to,” and similar expressions often identify forward-looking statements. In this report, forward-looking statements include, without limitation, the following:

●	Our expectations and beliefs regarding future financial results;

●	Our expectations regarding channel partners, renewal of contracts with these partners and the anticipated timing and magnitude of revenue from these partners;

●	Our ability to successfully license, implement and support our Nexus Service Delivery Platform independent of our services;

●	Our expectations regarding sales of our end-user software, and our ability to source, develop and distribute additional software products;

●	Our ability to successfully monetize customers who receive free versions of our end-user software products;

●	Our expectations regarding our ability to deliver premium technology services efficiently and through arrangements that are profitable;

●	Our ability to execute effectively in the small business market;

●	Our ability to offer subscriptions to our services in a profitable manner;

●	Our ability to hire, train, manage and retain technology specialists in a home-based model and to continue to enhance the flexibility of our staffing model;

●	Our ability to match staffing levels with service volume in a cost-effective manner;

●	Our ability to manage contract labor as a component of our workforce;

●	Our ability to manage sales costs in programs where we are responsible for sales;

●	Our ability to successfully manage advertising costs associated with our end-user software products;

●	Our beliefs and expectations regarding the introduction of new services and products, including additional software products and service offerings for devices beyond the computer;

●	Our expectations regarding revenues, cash flows and expenses, including cost of revenue, sales and marketing, research and development efforts, and administrative expenses;

●	Our assessment of seasonality, mix of revenue, and other trends for our business;

●	Our ability to deliver projected levels of profitability;

●	Our expectations regarding the costs and other effects of acquisition and disposition transactions;

●	Our expectations regarding unit volumes, pricing and other factors in the market for computers and other technology devices, and the effects of such factors on our business;

●	Our expectations regarding the results of pending, threatening or future litigation;

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

In the third and fourth quarters of 2012, we delivered our first two quarters of profitability since 2005. We intend to make significant investments in support of our business, and may continue to sustain losses in the future notwithstanding our efforts to maintain profitability. If we fail to achieve revenue growth as a result of our additional investments or if such revenue growth does not result in our maintaining profitability, the market price of our common stock will likely decline. A sustained period of losses would result in usage of cash to fund our operating activities and a corresponding reduction in our cash balance.

Our business is based on a relatively new business model.

We are executing a plan to grow our business by providing premium technology services and software. We may not be able to offer these services and software products successfully. Our technology specialists are generally home-based, which requires a high degree of coordination and quality control of employees working from diverse and remote locations. We have recently experienced financial losses in our business and we may to continue to use cash and incur costs to support our growth initiatives. Our investments, which typically are made in advance of revenue, may not yield increased revenue to offset these expenses. As a result of these factors, the future revenue and income potential of our business is uncertain. Any evaluation of our business and our prospects must be considered in light of these factors and the risks and uncertainties often encountered by companies in our early stage of development. Some of these risks and uncertainties relate to our ability to do the following:

●	Maintain our current relationships, and develop new relationships, with channel partners and licensees of our technology platform on acceptable terms or at all;
●	Reach prospective customers for our end user software in a cost-effective fashion;
●	Reduce our dependence on a relatively limited number of channel partners for a substantial portion of our revenue;
●	Hire, train, manage and retain our home-based technology specialists and enhance the flexibility of our staffing model in a cost-effective fashion;
●	Manage contract labor efficiently and effectively;
●	Meet anticipated growth targets;
●	Match staffing levels with demand for services;
●	Manage our business to provide services and sales on an efficient basis in order to maintain profitability;
●	Offer subscriptions to our services in a profitable manner;
●	Successfully introduce new, and adapt our existing, services and products for consumers and small businesses;
●	Respond effectively to changes in the online advertising markets in which we participate;
●	Respond effectively to competition;
●	Operate effectively in the small business market;
●	Successfully license our Nexus platform;
●	Respond to changes in macroeconomic conditions as they affect our and our channel partners’ operations;
●	Realize benefits of any acquisitions we make;
●	Adapt to changes in the markets we serve, including the decline in sales of personal computers and the proliferation of tablets and other mobile devices;
●	Adapt to changes in our industry, including consolidation;
●	Respond to government regulations relating to our business;
●	Manage and respond to present, threatened, and future litigation;
●	Attract and retain qualified management and employees; and
●	Manage our expanding operations and implement and improve our operational, financial and management controls.

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

Several factors that have contributed or may in the future contribute to fluctuations in our operating results include:

●	Demand for our services and products;
●	The performance of our channel partners;
●	Our reliance on a relatively small number of channel partners for a substantial portion of our revenue;
●	Instability or decline in the global macroeconomic climate and its effect on our and our channel partners’ operations;
●	The efficiency of our technology specialists;
●	Our ability to effectively match staffing levels with service volumes on a cost-effective basis, particularly with subscriptions;
●	Our ability to manage contract labor;
●	Our ability to manage sales costs in programs where we are responsible for sales;
●	Our ability to attract and retain customers and channel partners;
●	Our ability to reach customers directly in a cost effective manner;
●	Our ability to serve the small business market;
●	Successfully license our Nexus platform;

●	The availability and cost-effectiveness of advertising placements for our software products and our ability to respond to changes in the online advertising markets in which we participate;
●	The price and mix of products and services we or our competitors offer;

●	The rate of expansion of our offerings and our investments therein;
●	Our ability to successfully monetize customers who receive free versions of our software;
●	Usage rates on the subscriptions we offer;
●
Changes in the markets for computers and other technology devices relating to unit volume, pricing and other factors, including changes driven by declines in sales of personal computers and the growing popularity of tablets and other mobile  devices, and the effects of such changes on our business;

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

Because a small number of customers and channel partners have historically accounted for, and may in future periods account for, the substantial majority of our revenue, under-performance of specific programs or loss of certain customers and channel partners could decrease our revenue substantially.

For the fourth quarter of 2012, Comcast (43%) and OfficeMax (11%) accounted for 10% or more of our total revenues. For the year ended December 2012, Comcast (35%), OfficeMax (12%), Office Depot (12%) and Staples (10%) accounted for 10% or more of our total revenue. The loss of these or other significant partners, the worsening of the terms or terminations of our arrangements with any of these partners or the failure of any of these partners to achieve their targets could adversely affect our business.  Generally, the agreements with our partners do not require them to conduct any minimum amount of business with us, and therefore they have decided in the past and could decide at any time in the future to reduce or eliminate the use of our services. Additionally, we may not successfully obtain new channel partners or customers. There is also the risk that, once established, our programs with these and other channel partners may take longer than we expect to produce revenue or may not produce revenue at all, and the revenue produced may not be profitable if the costs of performing under the program are greater than anticipated or the program terminates before up-front investments can be recouped. One or more of our key channel partners may also choose not to renew their relationship with us, discontinue selling our services, offer them only on a limited basis or devote insufficient time and attention to promoting them to their customers. Some of our key channel partners may prefer not to work with us if we also partner with their competitors. If any of these key channel partners merge with one of their competitors, all of these risks could be exacerbated.

Each of these risks could reduce our sales and have a material adverse effect on our operating results. Further risks associated with the loss or decline in a significant channel partner are detailed in “Our failure to establish and expand successful partnerships to sell our services and products would harm our operating results” below.

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

Our SaaS business is in its early stages and failure to market, sell and develop the offering effectively and competitively could result in a lack of growth.

A number of competitive offerings exist in the market, providing various feature sets that may overlap with our solution today or in the future.  Some SaaS competitors far exceed our spending on sales and marketing activities and benefit from greater existing brand awareness, channel relationships and existing customer relationships.  We may not be able to reach the market effectively and adequately convey our differentiation as needed to grow our customer base.  In addition, if we fail to develop and maintain competitive features, deliver high-quality products and satisfy existing customers, our SaaS business could fail to grow or possibly contract.  Our successful growth in the SaaS business also depends on scaling our multi-tenant technology platform flexibly and cost-effectively to meet changing customer demand.  Disruptions in infrastructure operations as described below could impair our ability to deliver SaaS solutions to customers, thereby affecting our reputation with existing and prospective customers and possibly resulting in monetary penalties or financial losses.

Our end-user software revenues are dependent on online traffic patterns and the availability and cost of online advertising in certain key placements.

Most of our software revenue stream is obtained through advertising placements in certain key online media placements. From time to time a trend or a change in a key advertising placement will impact us, decreasing traffic or significantly increasing the cost or effectiveness of online advertising and therefore compromising our ability to purchase a desired volume and placement of advertisements at profitable rates. If such a change were to occur, as it has recently and on several occasions in the past, we may be unable to attract desired amounts of traffic, our costs for advertising may increase beyond our forecasts and our software revenues may decrease. As a result, our operating results would be negatively impacted.

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

Disruptions in our information technology and service delivery infrastructure and operations, including interruptions or delays in service from third-party web hosting providers, could impair the delivery of our services and harm our business.

We depend on the continuing operation of our information technology and communication systems and those of our third -party service providers. Any damage to or failure of those systems could result in interruptions in our service, which could reduce our revenues and damage our reputation. The technology we use to serve customers and the Nexus Service Delivery Platform we license are hosted at a third-party facility located in the United States, and we use a separate, independent third-party facility in the United States for emergency back-up and failover services in support of the hosted site.  These two facilities are operated by unrelated publicly held companies specializing in operating such facilities, and we do not control the operation of these facilities.  These facilities may experience unplanned outages and other technical difficulties in the future, and are vulnerable to damage or interruption from fires, floods, earthquakes, telecommunications and connectivity failures, power failures, and similar events. These facilities are also subject to risks from vandalism, break-ins, intrusion, and other malicious attacks. Despite substantial precautions taken, such as disaster recovery planning and back-up procedures, a natural disaster, act of terrorism or other unanticipated problem could cause a loss of information and data and lengthy interruptions in the availability of our services and technology platform offerings, as our backup systems may not be able to meet our needs for an extended period of time. We rely on hosted systems maintained by third-party providers to deliver technology services and our technology platform to customers, including taking customer orders, handling telecommunications for customer calls, tracking sales and service delivery and making platform functionality available to customers. Any interruption or failure of our internal or external systems could prevent us or our service providers from accepting orders and delivering services, or cause company and consumer data to be unintentionally disclosed. Our continuing efforts to upgrade and enhance the security and reliability of our information technology and communications infrastructure could be very costly, and we may have to expend significant resources to remedy problems such as a security breach or service interruption. Interruptions in our services resulting from labor disputes, telephone or Internet failures, power or service outages, natural disasters or other events, or a security breach could reduce our revenue, increase our costs, cause customers and channel partners and licensees to fail to renew or to terminate their use of our offerings, and harm our reputation and our ability to attract new customers.  We maintain insurance programs with highly rated carriers using policies that are designed for businesses in the technology sector and that expressly address, among other things, cyber attacks and potential harm resulting from incidents such as data privacy breaches; but depending on the type of damages, the amount, and the cause, all or part of any financial losses experienced may be excluded by the policies resulting in material financial losses for us.

We must compete successfully in the markets in which we operate or our business will suffer.

We compete in markets that are highly competitive, subject to rapid change and significantly affected by new product introductions and other market activities of industry participants. We compete with a number of companies in the markets for technology services, technical customer experience management software and end user software products. In addition, our channel partners may develop similar offerings internally.

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

The competitors in our markets for services and software can have some or all of the following comparative advantages: longer operating histories, greater economies of scale, greater financial resources, greater engineering and technical resources, greater sales and marketing resources, stronger strategic alliances and distribution channels, lower labor costs, larger user bases, products with different functions and feature sets and greater brand recognition than we have. We expect new competitors to continue to enter the markets in which we operate.

Our future service and product offerings may not achieve market acceptance.

If we fail to develop new and enhanced versions of our services and products in a timely manner or to provide services and products that achieve rapid and broad market acceptance, we may not maintain or expand our market share. We may fail to identify new service and product opportunities for our current market or new markets such as small business and technical customer experience management software. In addition, our existing services and products may become obsolete if we fail to introduce new services and products that meet new customer demands or support new standards. While we are developing new services and products, there can be no assurance that they will be timely released or ever be completed, and if they are, that they will gain market acceptance or generate material revenue for us. We have limited control over factors that affect market acceptance of our services and products, including the willingness of channel partners to offer our services and products and customer preferences for competitor services, products and delivery models.

Changes in the market for computers and other consumer electronics could adversely affect our business.

Reductions in unit volumes of sales for computers and other devices we support, or in the prices of such equipment, could adversely affect our business. We offer both services that are attached to the sales of new computers and other devices, and services designed to fix existing computers and other devices. Declines in the unit volumes sold of these devices or declines in the pricing of such devices could adversely affect demand for our services or our revenue mix, either of which would harm our operating results. Further, we do not support all types of computers and devices, meaning that we must select and focus on certain operating systems and technology standards for computers, tablets, smart phones, and other devices.  We may not be successful in supporting popular equipment and platforms, consumers and small businesses may trend toward use of equipment we do not support, and the process of migration away from platforms we support may decrease the market for our services and products.  Any of these risks could harm our operating results.

We may make acquisitions that deplete our resources and do not prove successful.

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

We license technologies from third parties, which are integrated into our services, technology platform and end-user software. Our use of commercial technologies licensed on a non-exclusive basis from third parties poses certain risks. Some of the third-party technologies we license may be provided under “open source” licenses, which may have terms that require us to make generally available our modifications or derivative works based on such open source code. Our inability to obtain or integrate third-party technologies with our own technology could delay service development until equivalent compatible technology can be identified, licensed and integrated. These third-party technologies may not continue to be available to us on commercially reasonable terms or at all. If our relationship with third parties were to deteriorate, or if such third parties were unable to develop innovative and saleable products, we could be forced to identify a new developer and our future revenue could suffer. We may fail to successfully integrate any licensed technology into our services or software, or maintain it through our own development work, which would harm our business and operating results. Third-party licenses also expose us to increased risks that include:

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

ITEM 1B.  UNRESOLVED STAFF COMMENTS.

Not applicable.

ITEM 2.  PROPERTIES.

In the second quarter of 2012, we entered into a sublease and master landlord consent agreement for an office facility located in Redwood City, California which serves as our new corporate headquarters.  This lease covers approximately 21,620 square feet and will expire on February 18, 2017.  We also lease an office of approximately 2,117 square feet at Sammamish, Washington.  This lease expires on June 30, 2013.  We also lease an office of approximately 2,113 square feet at Eugene, Oregon.  This lease expires on December 31, 2014.  We also lease an office of approximately 2,500 square feet at Louisville, Colorado.  This lease expires on January 31, 2014. In addition, we have an office in Bangalore, India with 6,838 square feet.  This lease expires on August 31, 2014.  We believe our facilities are adequate to meet our current business requirements.

ITEM 3.  LEGAL PROCEEDINGS.

Legal Contingencies

On February 7, 2012, a lawsuit seeking class-action certification was filed against the Company in the United States District Court for the Northern District of California, No. 12-CV-00609, alleging that the design of one the Company’s software products and the method of promotion to consumers constitute fraudulent inducement, breach of contract, breach of express and implied warranties, and unjust enrichment. On the same day the same plaintiffs’ law firm filed another action in the United States District Court for the Southern District of New York, No. 12-CV-0963, involving similar allegations against a subsidiary of the Company and one of the Company’s channel partners who distributes our software products, and that channel partner has requested indemnification under contract terms with the Company. The law firm representing the plaintiffs in both cases has filed unrelated class actions in the past year against a number of major software providers with similar allegations about those providers’ products.  On June 18, 2012, the Company entered into a settlement which remains subject to final court approval. Under the terms of the settlement, the Company would offer a one-time cash payment, which is covered by the Company’s insurance provider, to qualified class-action members. In addition, the Company would offer a limited free subscription to one of its software products. In accordance with Accounting Standard Codification (ASC) 450, Contingencies, we have estimated and recorded a charge against earnings in general and administrative expense in the second quarter of 2012 of $57,000 associated with the limited free software subscription. The Company denies any wrongdoing or liability and entered into the settlement to minimize the costs of defense.

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

Tax Contingencies

We are required to make periodic filings in the jurisdictions where we are deemed to have a presence for tax purposes. We have undergone audits in the past and have paid assessments arising from these audits. Our India entity was issued notices of income tax assessment pertaining to the 2004-2005, 2005-2006, 2006-2007 and 2007-2008 fiscal years.  The notices claimed that the transfer price used in our inter-company agreements with our India entity was too low, and that the price should be increased.  We believe our current transfer pricing position is more likely than not to be sustained.  We believe that this will be resolved through the normal judicial appeal process used in India, and have submitted our case to the court. If we do not win our case we may incur additional payments, potentially up to $235,000.

We may be subject to other income tax assessments in the future.  We evaluate estimated expenses that could arise from those assessments in accordance with ASC 740-10, Income Taxes.  We consider such factors as the degree of probability of an unfavorable outcome and the ability to make a reasonable estimate on the amount of expenses.  We record the estimated liability amount of those assessments that meet the definition of an uncertain tax position under ASC 740-10.

Guarantees

We have identified guarantees in accordance with ASC 450, Contingencies. The guidance stipulates that an entity must recognize an initial liability for the fair value, or market value, of the obligation it assumes under the guarantee at the time it issues such a guarantee, and must disclose that information in its interim and annual financial statements. We have entered into various service level agreements with our channel partners, in which we may guarantee the maintenance of certain service level thresholds. Under some circumstances, if we do not meet these thresholds, we may be liable for certain financial costs. We evaluate costs for such guarantees under the statement for accounting for contingencies, as interpreted by the guidance for guarantor’s accounting and disclosure requirements for guarantees. We consider such factors as the degree of probability that we would be required to satisfy the liability associated with the guarantee and the ability to make a reasonable estimate of the resulting cost. During the year ended December 31, 2012, we incurred immaterial costs as a result of such obligations. We have not accrued any liabilities related to such obligations in the consolidated financial statements as of December 31, 2012 and 2011.

ITEM 4.  MINE SAFETY DISCLOSURES.

Not applicable.

PART II

ITEM 5.  MARKET FOR THE REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Market of Common Stock

Our common stock has been traded publicly on the Nasdaq Global Select Market under the symbol “SPRT” since July 19, 2000. Before July 19, 2000, there was no public market for our common stock. The following table sets forth the highest and lowest sale price of our common stock for the quarters indicated:

	Low	High
Fiscal Year 2011:
First Quarter	$5.14	$6.95
Second Quarter	$3.97	$6.08
Third Quarter	$1.80	$4.80
Fourth Quarter	$1.63	$2.59
Fiscal Year 2012:
First Quarter	$2.09	$3.82
Second Quarter	$2.27	$3.82
Third Quarter	$2.60	$4.55
Fourth Quarter	$3.75	$4.95

Holders of Record

As of February 28, 2013, there were approximately 130 holders of record of our common stock (not including beneficial holders of stock held in street name).

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

Stock Price Performance Graph

The following graph illustrates a comparison of the cumulative total stockholder return (change in stock price plus reinvested dividends) of the Company’s Common Stock and the CRSP Total Return Index for the Nasdaq U.S. Stocks (the “Nasdaq Composite Index”) and Nasdaq Computer and Data Processing Services Index from December 31, 2007 through December 31, 2012. The graph assumes that $100 was invested on December 31, 2007 in us, the Nasdaq Composite Index and the Nasdaq Computer and Data Processing Services Index and that all dividends were reinvested. No cash dividends have been declared or paid on our common stock. Our common stock has been traded on the Nasdaq Global Select Market since July 19, 2000. The comparisons in the table are required by the Securities and Exchange Commission and are not intended to forecast or be indicative of possible future performance of our common stock.

COMPARISON OF CUMULATIVE TOTAL RETURN AMONG
SUPPORT.COM, INC.,
THE NASDAQ COMPOSITE INDEX, AND
THE NASDAQ COMPUTER INDEX

CUMULATIVE TOTAL RETURN AT PERIOD END

	12/31/07	12/31/08	12/31/09	12/30/10	12/31/11	12/31/12
Support.com, Inc.	$100.00	$50.11	$59.33	$145.62	$50.56	$93.71
Nasdaq Composite Index	$100.00	$59.46	$85.55	$100.02	$98.22	$113.85
Nasdaq Computer Index	$100.00	$53.31	$91.06	$106.95	$107.47	$120.88

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

ITEM 6.  SELECTED CONSOLIDATED FINANCIAL DATA.

Support.com, a leading provider of cloud-based services and software designed to enhance a customer's experience with technology, was founded in 1997.  In June 2009, we sold our Enterprise business to Consona Corporation and focused our efforts purely on the consumer and small business market.  Therefore, our audited consolidated financial statements, accompanying notes and other information provided in this Form 10-K reflect the Enterprise business as a discontinued operation for all periods presented in accordance with ASC 360, Accounting for the Impairment or Disposal of Long-Lived Assets.  After reclassifying the Enterprise business to discontinued operations, our continuing operations consist solely of our remaining segment, the Consumer business.

The information set forth below is not necessarily indicative of results of future operations and should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the consolidated financial statements and related notes included in Items 7 and 8 of Part II of this Report.

	Year Ended December 31,
	2012	2011	2010	2009	2008
	(in thousands, except per share data)
Consolidated Statements of Operations Data:
Revenue:
Services	$57,622	$37,248	$32,276	$16,770	$6,468
Software and other	14,332	16,591	11,901	725	343
Total revenue	71,954	53,839	44,177	17,495	6,811
Cost of revenue:
Cost of services	37,343	29,919	26,737	16,620	10,037
Cost of software and other	1,421	1,744	1,358	59	—
Total cost of revenue	38,764	31,663	28,095	16,679	10,307
Gross profit (loss)	33,190	22,176	16,082	816	(3,496)
Operating expenses:
Research and development	6,773	6,057	5,214	5,795	6,694
Sales and marketing	18,285	21,791	18,091	7,675	9,073
General and administrative	12,234	12,005	10,963	14,119	14,559
Amortization of intangible assets and other	1,522	866	364	177	112
Total operating expenses	38,814	40,719	34,632	27,766	30,738
Loss from operations	(5,624)	(18,543)	(18,550)	(26,950)	(34,234)
Interest income and other, net	297	455	540	428	2,506
Loss from continuing operations, before income taxes	(5,327)	(18,088)	(18,010)	(26,522)	(31,728)
Income tax provision (benefit)	208	401	88	(4,941)	(18)
Loss from continuing operations, after income taxes	(5,535)	(18,489)	(18,098)	(21,581)	(31,710)

Income (loss) from discontinued operations, after income taxes	111	(151)	31	7,004	12,604
Net loss	$(5,424)	$(18,640)	$(18,067)	$(14,577)	$(19,106)
Basic and diluted earnings per share:
Loss from continuing operations	$(0.11)	$(0.39)	$(0.39)	$(0.47)	$(0.69)
Income (loss) from discontinued operations	0.00	(0.00)	0.00	0.16	0.28
Basic and diluted net loss per share	$(0.11)	$(0.39)	$(0.39)	$(0.31)	$(0.41)

Shares used in computing basic and diluted net loss per share	48,798	48,288	46,818	46,378	46,098

	December 31,
	2012	2011	2010	2009	2008
	(in thousands)
Consolidated Balance Sheet Data:
Cash, cash equivalents and investments	$56,350	$53,013	$74,235	$83,479	$87,856
Auction-rate security put option	$—	$—	$—	$1,289	$7,148
Working capital	$54,758	$51,168	$71,385	$81,151	$68,429
Total assets	$88,259	$84,996	$93,739	$101,959	$123,586
Long-term obligations	$1,456	$1,575	$749	$992	$2,453
Accumulated deficit	$(166,373)	$(160,949)	$(142,309)	$(124,242)	$(109,665)
Total stockholders’ equity	$74,163	$71,335	$86,057	$96,352	$105,446

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

Overview

Support.com is a leading provider of cloud-based services and software designed to enhance a customer's experience with technology. We enable leading brands to offer technology service programs that create new revenue streams and deepen customer relationships. We also allow technology support organizations to reduce costs, improve problem resolution and enhance the customer experience.

Our solution includes, the cloud-based Nexus® Service Delivery Platform, a scalable workforce of technology specialists, mobile and desktop applications for end-users and proven expertise in program design and execution. We offer turnkey solutions encompassing all of these elements.  We also make our Nexus platform available on a SaaS basis and license our end-user applications separately.

We offer leading brands a broad array of technology services to meet the needs of their customers. Service programs available for consumer markets include computer and mobile device set-up, security and support, virus and malware removal and wireless network set-up, security and support. Service programs available for small business markets include the consumer services plus managed services such as server and network monitoring and maintenance. Our services can be purchased either as one-time incidents or subscriptions, with subscriptions representing an increasing percentage of our revenue. Our technology specialists deliver our services to customers online via remote control and by telephone, leveraging the Nexus platform. Most of our technology specialists work from their homes rather than in brick and mortar facilities.

We market our services primarily through channel partners. Our partners include leading communications providers, retailers, technology companies and others. We recently began marketing the Nexus platform separately from our service offerings. We market our end-user software products directly, principally online, and through partners. Our sales and marketing efforts are primarily focused in North America.

Total revenue for the year ended December 31, 2012 increased by $18.1 million, or 34%, from 2011. Services revenue for the year ended December 31, 2012 increased by $20.4 million, or 55%, from 2011. The increase in services revenue over the prior year was due to growth in our channel programs, primarily expansion of the Comcast program. Software revenue for the year ended December 31, 2012 decreased by $2.3 million, or 14%, from 2011 primarily due to changes in the online advertising market in which we participate.

Cost of services for the year ended December 31, 2012 grew by 25% from 2011 as we added service delivery personnel to support revenue growth. Services gross margin improved from 28% to 35% year-over-year primarily as a result of improved operational processes, refinements to service delivery methodology and further technology enablement. Cost of software and other for the year ended December 31, 2012 declined 19% year-over-year due to reduced sales of our software products.  Software and other gross margin for the years ended December 31, 2012 and 2011 was consistent at approximately 90%. Total gross margin for the year ended December 31, 2012 was 46%, compared to 41% in 2011.  The increase in total gross margin was driven by improved services gross margin offset by a lower percentage of software in the revenue mix.

Operating expenses for the year ended December 31, 2012 declined 5% from 2011, driven by lower sales expense related to our end-user software products and a reduction in the contact center sales agent workforce completed at the end of the second quarter of 2012.

In the third and fourth quarters of 2012, we delivered our first two quarters of profitability since 2005. Net income for the third and fourth quarters of 2012, was $291,000 and $1,299,000, respectively. The total balance of cash, cash equivalents and investments increased by $3.1 million and $4.7 million in the third and fourth quarters of 2012, respectively.

Our key goals for 2013 are to extend our market leadership, expand new initiatives that we launched in 2012, and maintain and enhance operating performance. Our strategies for achieving our goals include increasing revenues from small business programs, expanding our SaaS business, maintaining and enhancing existing programs, acquiring and launching new programs and refining our service delivery operations.

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

Critical Accounting Policies and Estimates

In preparing our consolidated financial statements in conformity with accounting principles generally accepted in the United States, we make assumptions, judgments and estimates that can have a significant impact on our revenue and operating results, as well as on the value of certain assets and liabilities on our consolidated balance sheet. We base our assumptions, judgments and estimates on historical experience and various other factors that we believe to be reasonable under the circumstances. Actual results could differ materially from these estimates under different assumptions or conditions. On a regular basis we evaluate our assumptions, judgments and estimates and make changes accordingly. We believe that the assumptions, judgments and estimates involved in the accounting for revenue recognition, fair value measurements, purchase accounting in business combinations, accounting for goodwill and other intangible assets, stock-based compensation and accounting for income taxes have the greatest potential impact on our consolidated financial statements, so we consider these to be our critical accounting policies. We discuss below the critical accounting estimates associated with these policies. For further information on the critical accounting policies, see Note 1 of our Notes to Consolidated Financial Statements.

Revenue Recognition

Our revenue recognition policy is one of our critical accounting policies because revenue is a key component of our results of operations, and revenue recognition is based on complex rules which require us to make judgments. In applying our revenue recognition policy we must determine whether revenue is to be recognized on a gross or net basis in accordance with the provisions of ASC 605, Revenue Recognition, which portions of our revenue are to be recognized in the current period, and which portions must be deferred and recognized in subsequent periods. We also recognize breakage revenue on non-subscription deferred revenue balances, and we use judgment in evaluating the historical redemption patterns used to estimate the amount of such revenue to be recognized.  We do not record revenue on sales transactions when the collection of cash is in doubt at the time of sale, and we use management judgment in determining collectability.  From time to time, we may enter into agreements which involve us making payments to our channel partners.  We use judgment in evaluating the treatment of such payments and in determining which portions of the consideration paid to customers should be recorded as contra-revenue and which should be recorded as an expense.  We generally provide a refund period on services and software, and we employ judgment in determining whether a customer is eligible for a refund based on that customer’s specific facts and circumstances.  If our estimates and judgments on any of the foregoing are incorrect, our revenue for one or more periods may be incorrectly recorded.  Please see Note 1 in Notes to the Consolidated Financial Statements for further discussion of our revenue recognition policies.

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

●
Level 2 - Inputs other than Level 1 that are observable, either directly or indirectly, such as quoted prices for similar assets or liabilities; quoted prices in markets that are not active; or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities. Level 2 instruments require limited management judgment.

●
Level 3 - Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities. The determination of fair value for Level 3 instruments requires the most management judgment and subjectivity.

Our Level 2 securities are priced using quoted market prices for similar instruments, nonbinding market prices that are corroborated by observable market data, or discounted cash flow techniques. Marketable securities, measured at fair value using Level 2 inputs, are primarily comprised of commercial paper, corporate bonds, corporate notes and U.S. government agencies securities.  We review trading activity and pricing for these investments as of the measurement date. When sufficient quoted pricing for identical securities is not available, we use market pricing and other observable market inputs for similar securities obtained from various third-party data providers. These inputs either represent quoted prices for similar assets in active markets or have been derived from observable market data.  There were no transfers of assets between Level 1 and Level 2 measurements during 2012.

Our Level 3 asset consisted of auction-rate security (“ARS”) with various state student loan authorities. Beginning February 2008, all auctions for our ARS failed. Based on the continued failure of these auctions and the underlying maturities of the securities, we classified our investment in ARS as a long-term asset.  The fair value of our investment in ARS was estimated by management using assumptions regarding market volatility and discount rates.   As of December 31, 2012, we had no investment in ARS because our long-term investment in ARS was settled at par for cash in May 2012.

Purchase Accounting in Business Combinations

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

Accounting for Goodwill and Other Intangible Assets

We test goodwill for impairment annually on September 30 and whenever events or changes in circumstances indicate that the carrying value of the asset may not be recoverable in accordance with ASC 350, Intangibles - Goodwill and Other. Consistent with our assessment that we have only one reporting segment, we test goodwill for impairment at the entity level. We test goodwill using the two-step process required by ASC 350. In the first step, we compare the carrying value of the reporting unit to the fair value based on quoted market prices of our common stock. If the fair value of the reporting unit exceeds the carrying value, goodwill is not considered impaired and no further testing is required. If the carrying value exceeds the fair value, goodwill is potentially impaired and the second step of the impairment test must be performed. In the second step, we compare the implied fair value of the goodwill, as defined by ASC 350, to the carrying value to determine the impairment loss, if any. We performed our annual goodwill impairment tests on September 30, 2012, 2011, and 2010 and concluded that there was no impairment.

We assess the impairment of identifiable intangible assets whenever events or changes in circumstances indicate that the carrying value may not be recoverable. An impairment loss would be recognized when the sum of the future net cash flows expected to result from the use of the asset and its eventual disposition is less than its carrying value. If our estimates regarding future cash flows derived from such assets were to change, we may record an impairment charge to the value of these assets.  Such impairment loss would be measured as the difference between the carrying value of the asset and its fair value.

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

Our deferred tax assets do not include excess tax benefits related to stock-based compensation post ASC 718 adoption.  The total excess tax benefit component of our federal and state net operating loss carryforwards is $2.8 million as of December 31, 2012. Consistent with prior years, the excess tax benefit reflected in our net operating loss carryforwards will be accounted for as a credit to stockholders’ equity, if and when realized.  In determining if and when excess tax benefits have been realized, we have elected to utilize the with-and-without approach with respect to such excess tax benefits.

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

Results of Operations

The following table presents certain Consolidated Statements of Operations data for the periods indicated as a percentage of total revenue:

	Year Ended December 31,
	2012	2011	2010
Revenue:
Services	80%	69%	73%
Software and other	20	31	27
Total revenue	100	100	100
Cost of revenue:
Cost of services	52	56	61
Cost of software and other	2	3	3
Total cost of revenue	54	59	64
Gross profit	46	41	36
Operating expenses:
Research and development	9	11	12
Sales and marketing	25	40	41
General and administrative	17	22	24
Amortization of intangible assets and other	2	2	1
Total operating expenses	54	75	78
Loss from operations	(8)	(34)	(42)
Interest income and other, net	0	1	1
Loss from continuing operations, before income taxes	(7)	(33)	(41)
Income tax provision	0	1	0
Loss from continuing operations, after income taxes	(8)	(34)	(41)
Income (loss) from discontinued operations, after income taxes	0	(0)	0
Net loss	(8)%	(34)%	(41)%

Years Ended December 31, 2012, 2011, and 2010

Revenue

($ in thousands)	2012	% Change 2011 to 2012		2011	% Change 2010 to 2011	2010
Services	$57,622	55%		$37,248	15%	$32,276
Software and other	14,332	(14	) %	16,591	39%	11,901
Total revenue	$71,954	34%		$53,839	22%	$44,177

Services revenue consists primarily of fees for technology services through our channel partners.  We provide these services remotely, using service delivery personnel who utilize our proprietary technology to deliver the services.  Services revenue for the year ended December 31, 2012 increased by $20.4 million from 2011.  The increase was primarily due to growth in our channel programs, primarily continued expansion of the Comcast program.  For the year ended December 31, 2012, services revenue generated from our channel partnerships was $54.4 million compared to $34.5 million for 2011. Direct services revenue was $3.2 million in 2012 compared to $2.8 million in 2011. Services revenue for the year ended December 31, 2011 increased by $4.9 million from 2010.  The increase was primarily due to growth in our channel programs, primarily expansion of the Comcast program.  For the year ended December 31, 2011, services revenue generated from our channel partnerships was $34.5 million compared to $28.8 million for 2010. Direct services revenue was $2.8 million in 2011 compared to $3.6 million in 2010.  We expect services revenue to continue to grow in 2013 as a result of expansion of established programs, development of new partnerships with additional channel partners, and expansion of our small business programs.

In 2012, software and other revenue was comprised primarily of fees for end-user software products provided through direct consumer downloads and through the sale of this software via channel partners. Software and other revenues for the year ended December 31, 2012 decreased by $2.3 million compared to 2011.  The year-over-year decline in software and other revenue was primarily due to changes in the online advertising market in which we participate. Direct software revenue and other was $8.4 million for the year ended December 31, 2012 compared to $11.3 million for 2011.  Software and other revenues generated from our channel partnerships was $5.9 million in 2012 compared to $5.3 million for 2011. Software and other revenue for the year ended December 31, 2011 increased by $4.7 million compared to 2010, driven by growth in an existing channel partnership, optimization of the monetization of our ARO product and the availability of favorably-priced advertising inventory during the first half of 2011. The year-over-year growth in software and other revenue from 2010 to 2011 also reflected results of selling the software products acquired in our purchase of substantially all of the assets of SUPERAntiSpyware in June of 2011. Direct software and other revenues was $11.3 million for the year ended December 31, 2011 compared to $9.9 million for 2010. Software and other revenue generated from our channel partnerships was $5.3 million in 2011 compared to $1.9 million for 2010. We expect software revenue levels in 2013 to be determined by new releases of our end-user software products and developments in the online advertising market in which we participate.

Revenue Mix

The components of revenue, expressed as a percentage of total revenue were:

	Year Ended December 31,
	2012	2011	2010
Services	80%	69%	73%
Software and other	20%	31%	27%
Total revenue	100%	100%	100%

We expect that services revenue will continue to comprise a substantial majority of our total revenue and that software and other revenue will represent a material percentage of our total revenue over the next year.

For the year ended December 2012, Comcast (35%), OfficeMax (12%), Office Depot (12%) and Staples (10%) accounted for 10% or more of our total revenue.  For the year ended December 2011, Office Depot (23%), Staples (15%) and Comcast (14%) accounted for 10% or more of our total revenue.  For the year ended December 31, 2010, Office Depot (43%) and Staples (17%) accounted for 10% or more of our total revenue.  No other customers accounted for 10% or more of our total revenue in any year presented.  Revenue from customers outside the United States accounted for less than 1% of our total revenue in 2012, 2011 and 2010.

Cost of Revenue

($ in thousands)	2012	% Change 2011 to 2012	2011	% Change 2010 to 2011	2010
Cost of services	$37,343	25%	$29,919	12%	$26,737
Cost of software and other	1,421	(19)%	1,744	28%	1,358
Total cost of revenues	$38,764	22%	$31,663	13%	$28,095

Cost of services.  Cost of services consists primarily of salary–related and contractor expenses for service delivery personnel, technology and telecommunication expenses related to the delivery of services and other personnel-related expenses in service delivery. The increase of $7.4 million in cost of services for the year ended December 31, 2012 compared to 2011 was primarily due to a $3.9 million increase in costs associated with higher number of service delivery personnel to support our growing service revenue, a $1.6 million increase in third-party personnel costs, a $0.7 million increase due to the expansion of our small business programs and a $0.6 million increase in direct technology costs to support the growing workforce.  The increase of $3.2 million in cost of services for the year ended December 31, 2011 compared to 2010 was mainly driven by $3.1 million of costs associated with higher numbers of service delivery personnel added to support program growth.  In 2013, we expect cost of services to continue to increase to support higher anticipated service volumes.

Cost of software and other.  Cost of software and other consists primarily of third-party royalty fees for our end-user software products.  Certain of these products were developed using third-party research and development resources, and the third-party receives royalty payments on sales of products it developed.  The decrease of $323,000 in cost of software and other for the year ended December 31, 2012 compared to 2011 was primarily due to reduced sales of software products developed by the third-party as software revenues declined year-over-year and we substituted our own internally developed products.  The increase of $386,000 in cost of software and other for the year ended December 31, 2011 compared to 2010 was primarily due to higher third-party royalty payments associated with higher software revenues.  In 2013, we expect gross margin from software revenue and other to be relatively consistent with 2012.

Operating expenses

($ in thousands)	2012	% Change 2011 to 2012		2011	% Change 2010 to 2011	2010
Research and development	$6,773	12%		$6,057	16%	$5,214
Sales and marketing	18,285	(16	) %	21,791	20%	18,091
General and administrative	12,234	2%		12,005	10%	10,963
Total operating expenses	$37,292	(6)%		$39,853	16%	$34,268

Research and development.  Research and development expense consists primarily of compensation costs, third-party consulting expenses and related overhead costs for research and development personnel. Research and development costs are expensed as they are incurred.  The increase of $716,000 in research and development expense for the year ended December 31, 2012 compared to 2011 resulted primarily from an increase in salary and related expenses of $513,000 and an increase in stock-based compensation expense of $203,000.  The increase of $843,000 in research and development expense for the year ended December 31, 2011 compared to 2010 resulted primarily from an increase in salary and related expenses of $615,000 and an increase in stock-based compensation expense of $228,000.    In 2013, we expect research and development spending to increase as we continue our investment in our technology.

Sales and marketing.  Sales and marketing expense consists primarily of compensation costs, including salaries and sales commissions for contact center sales agents and business development, program management and marketing personnel, as well as expenses for lead generation and promotional activities, including public relations, advertising and marketing.  The decrease of $3.5 million in sales and marketing expense for the year ended December 31, 2012 compared to 2011 resulted  from a $2.6 million decrease in marketing spend  associated with our end-user software products and $900,000 decrease in sales expense following a reduction in the contact center sales agent workforce completed at the end of the second quarter of 2012.  The increase of $3.7 million in sales and marketing expense for the year ended December 31, 2011 compared to 2010 resulted  from $3.0 million related to additional contact center sales agent personnel and $1.7 million of additional marketing expense associated with higher software sales.  This increase was offset by a decrease of $1.6 million in partner marketing fees for our channels due to contractual reductions in marketing fee rates.  In 2013, we expect sales and marketing spending levels to be determined by a number of factors including software marketing costs and investments in SaaS and small business programs.

General and administrative.  General and administrative expense consists primarily of compensation costs and related overhead costs for administrative personnel and professional fees for legal, accounting and other professional services. The increase of $228,000 in general and administrative expense for the year ended December 31, 2012 compared to 2011 was primarily due to an increase of $550,000 in stock-based compensation expense offset by a $322,000 decrease in salary and related expenses.  The increase of $1.0 million in general and administrative expense for the year ended December 31, 2011 compared to 2010 resulted from an increase in acquisition-related costs of $543,000 and an increase in stock-based compensation expense of $212,000.  In 2013, we expect general and administrative spending to increase modestly in order to support our growing business.

Amortization of intangible assets and other

($ in thousands)	2012	% Change 2011 to 2012	2011	% Change 2010 to 2011	2010
Amortization of intangible assets	$1,522	76%	$866	138%	$364

Amortization of intangible assets and other.  Amortization of intangible assets in 2012, 2011 and 2010 was $1.5 million, $866,000 and $364,000, respectively.  The increase in amortization of intangible assets and other in 2012 was due to the acquisition of RightHand IT in 2012 and a full year amortization of intangible assets acquired as part of the acquisition of SUPERAntiSpyware in 2011. The increase in amortization of intangible assets and other in 2011 was due to the acquisition of SUPERAntiSpyware in 2011.

Interest income and other, net

($ in thousands)	2012	% Change 2011 to 2012	2011	% Change 2010 to 2011	2010
Interest income and other, net	$297	(35)%	$455	(16)%	$540

Interest income and other, net.  Interest and other income consist primarily of interest income on our cash, cash equivalents and investments.  The decrease in interest income and other, net from 2011 to 2012 was primarily due to lower interest income on our investments in 2012 compared to 2011.  The decrease in interest income and other, net from 2010 to 2011 was primarily due to lower cash, cash equivalents and investment in 2011 compared to 2010.

Income tax provision

($ in thousands)	2012	2011	2010
Income tax provision	$208	$401	$88

Income tax provision.  Generally, the amount of tax expense or benefit allocated to continuing operations is determined without regard to the tax effects of other categories of income or loss, such as income from discontinued operations. For the year ended December 31, 2012, the Company recorded a tax expense of $208,000 in continuing operations primarily related to India income tax, release of Canadian valuation allowance, deferred tax expenses of goodwill amortization, and state income taxes with an offsetting tax benefit of $129,000 in discontinued operations during the current year.  For the year ended December 31, 2011, the income tax provision of $401,000 was primarily comprised of Indian income tax, deferred tax expenses of goodwill amortization, and state income taxes which was offset by a $131,000 benefit in discontinued operations.  For the year ended December 31, 2010, the income tax provision of $88,000 was primarily comprised of gain on the sale of the Company’s Enterprise business offset by $31,000 benefit in discontinued operations.

Liquidity and Capital Resources

Total cash, cash equivalents and investments at December 31, 2012 and 2011 were $56.3 million and $53.0 million, respectively.   The increase in cash, cash equivalents and investments in fiscal year 2012 was primarily due to cash generated from operating activities and exercise of employee stock options, which was offset by cash used for investing activities.

Operating Activities

Net cash provided by (used in) operating activities was $2.0 million for the year ended December 31, 2012, $(11.1) million for the year ended December 31, 2011, and $(13.4) million for the year ended December 31, 2010. Amounts included in net loss, which do not require the use of cash, primarily included depreciation, amortization of premiums and discounts on marketable securities, stock-based compensation expense, amortization of intangible assets, and realized gain/loss on our investment in ARS. The sum of these items totaled $7.2 million, $6.9 million, and $5.2 million in 2012, 2011 and 2010, respectively. Net cash provided by operating activities during 2012 was the result of non-cash items of $7.2 million and an increase in deferred revenue of $1.4 million partially offset by a net loss of $5.4 million and a decrease in accounts payable and accrued expenses of $1.3 million.  Net cash used in operating activities during 2011 was the result of the net loss of $18.6 million, an increase in accounts receivable, net of $5.1 million, partially offset by non-cash items of $6.9 million and an increase in deferred revenue of $3.1 million.  Net cash used in operating activities during 2010 was the result of the net loss of $18.1 million, an increase in accounts receivable, net of $1.9 million, partially offset by non-cash items of $5.2 million.

Investing Activities

Net cash provided by investing activities was $3.2 million for the year ended December 31, 2012, $14.5 million for the year ended December 31, 2011, and $3.8 million for the year ended December 31, 2010. Net cash provided by investing activities in 2012 was primarily due to sales and maturities of $42.9 million in marketable securities offset by the purchase of $37.8 million in marketable securities, $1.3 million for the acquisition of RightHand IT Corporation and $523,000 for purchases of property and equipment.   Net cash provided by investing activities in 2011 was primarily due to sales and maturities of $74.0 million in marketable securities offset by the purchase of $50.8 million in marketable securities, $8.4 million for the acquisition of SUPERAntiSpyware and $279,000 for purchases of property and equipment.  Net cash provided by investing activities in 2010 was primarily due to sales and maturities of $69.8 million in marketable securities offset by the purchase of $65.5 million in marketable securities and $498,000 for purchases of property and equipment.

Financing Activities

Net cash generated by financing activities was $3.5 million for the year ended December 31, 2012, $516,000 for the year ended December 31, 2011, and $4.5 million for the year ended December 31, 2010. In 2012 and 2011, cash generated by financing activities was primarily attributable to the exercise of employee stock options and the purchase of common stock under employee stock purchase plans. In 2010, cash generated by financing activities was primarily attributable to the exercise of employee stock options.

Working Capital and Capital Expenditure Requirements

At December 31, 2012, we had stockholders’ equity of $74.2 million and working capital of $54.8 million. We believe that our existing cash balances will be sufficient to meet our working capital requirements for at least the next 12 months. In 2013, we expect our capital expenditures to remain relatively consistent with 2012.

If we require additional capital resources to grow our business internally or to acquire complementary technologies and businesses at any time in the future, we may seek to sell additional equity or debt securities. The sale of additional equity could result in more dilution to our stockholders.

We plan to continue to make investments in our business during 2013. We believe these investments are essential to creating sustainable growth in our business in the future. Additionally, we may choose to acquire other businesses or complimentary technologies to enhance our product capabilities and such acquisitions would likely require the use of cash.

Contractual Obligations

The following table summarizes our contractual obligations at December 31, 2012 and the effect these contractual obligations are expected to have on our liquidity and cash flows in future periods (in thousands):

	Payments Due By Period
	Total	Less than 1 year	1 - 3 Years	More than 3 Years
Operating leases	$1,860	$477	$873	$510

These obligations are for non-cancelable operating leases including our headquarters office and offices to carry out research and development and operations globally.

Off-Balance Sheet Arrangements

At December 31, 2012, we did not have any significant off-balance sheet arrangements, as defined in Item 303(a)(4)(ii) of Regulation S-K.

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

In September 2011, a pronouncement was issued that amended the guidance for goodwill impairment testing. The pronouncement allows the entity to perform an initial qualitative assessment to determine whether it is "more likely than not" that the fair value of the reporting unit is less than its carrying amount. This assessment is used as a basis for determining whether it is necessary to perform the two step goodwill impairment test. The methodology for how goodwill is calculated, assigned to reporting units, and the application of the two step goodwill impairment test have not been revised. The pronouncement is effective for fiscal years beginning after December 15, 2011.  The adoption of this pronouncement did not have a significant impact on the Company’s consolidated financial statements.

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

The primary objective of our investment activities is to preserve principal while at the same time maximizing the income we receive from our investments without significantly increasing risk. To achieve this objective, we invest our excess cash in a variety of securities, including U.S. government agency securities, corporate notes and bonds, commercial paper and money market funds meeting certain criteria. These securities are classified as available-for-sale. Consequently, our available-for-sale securities are recorded on the balance sheet at fair value with unrealized gains or losses reported as a separate component of accumulated other comprehensive income (loss). Our holdings of the securities of any one issuer, except government agencies, do not exceed 10% of our portfolio. We do not utilize derivative financial instruments to manage our interest rate risks.

As of December 31, 2012, we held $25.5 million in investments (excluding cash and cash equivalents), which consisted primarily of government debt securities, corporate notes and bonds, and commercial paper. The weighted average interest rate of our portfolio was approximately 0.34% at December 31, 2012. A decline in interest rates over time would reduce our interest income from our investments. A hypothetical 10% increase or decrease in interest rates, however, would not have a material impact adverse effect on our financial condition.

As of December 31, 2011, we had an investment in a AAA-rated ARS with a state student loan authority with an estimated fair value of $1.1 million.  This investment is substantially guaranteed by the federal government through the Federal Family Education Loan Program (FFELP). The ARS is a long-term floating rate bond tied to short-term interest rates. After the initial issuance, the interest rate on the security is reset periodically, at intervals established at the time of issuance (e.g., every seven days, twenty-eight days, thirty-five days, or every six months), based on market demand, if the auctions are successful, through a competitive bidding process often referred to as a “Dutch auction.” If there is insufficient interest in the securities at the time of an auction, the auction may not be completed and the ARS then pays a default interest rate. Following such a failed auction, we could not access our funds that were invested in the corresponding ARS until a future auction of these investments is successful, new buyers express interest in purchasing these securities between reset dates, issuers establish a different form of financing to replace these securities or final payments become due according to contractual maturities. At December 31, 2012, we had no investments in ARS because our long-term investment in ARS was settled at par for cash in May 2012.

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

Impact of Foreign Currency Rate Changes

The functional currencies of our international operating subsidiaries are the local currencies. We translate the assets and liabilities of our foreign subsidiaries at the exchange rates in effect on the balance sheet date. We translate their income and expenses at the average rates of exchange in effect during the period. We include translation gains and losses in the stockholders’ equity section of our consolidated balance sheets. We include net gains and losses resulting from foreign exchange transactions in interest income and other in our consolidated statements of operations. Since we translate foreign currencies into U.S. dollars for a limited number of customers and a small portion of our operations, currency fluctuations may have an immaterial impact on our financial results. We have both revenue and expenses that are denominated in foreign currencies. Neither a weaker or stronger U.S. dollar environment would have a material impact on our consolidated statement of operations. The historical impact of currency fluctuations has generally been immaterial.  As of December 31, 2012, we did not engage in foreign currency hedging activities.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

SUPPORT.COM, INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders of
Support.com, Inc.

We have audited the accompanying consolidated balance sheets of Support.com, Inc. as of December 31, 2012 and 2011, and the related consolidated statements of operations, comprehensive loss, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2012. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Support.com, Inc. at December 31, 2012 and 2011, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2012, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Support.com, Inc.’s internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 8, 2013 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP
Redwood City, California March 8, 2013

SUPPORT.COM, INC.

CONSOLIDATED BALANCE SHEETS

(in thousands except share and per share data)

	December 31,
	2012	2011
ASSETS
Current assets:
Cash and cash equivalents	$30,852	$22,159
Short-term investments	25,498	29,743
Accounts receivable, less allowance of $2 and $20 at December 31, 2012 and 2011, respectively	9,689	10,284
Prepaid expenses and other current assets	1,359	1,068
Total current assets	67,398	63,254
Long-term investment	—	1,111
Property and equipment, net	591	461
Purchased technology, net	62	143
Goodwill	14,240	13,621
Intangible assets, net	4,775	5,670
Other assets	1,193	736
Total assets	$88,259	$84,996
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$444	$1,196
Accrued compensation	1,609	1,676
Other accrued liabilities	3,969	4,491
Short-term deferred revenue	6,618	4,723
Total current liabilities	12,640	12,086
Long-term deferred revenue	35	489
Other long-term liabilities	1,421	1,086
Total liabilities	14,096	13,661
Commitments and contingencies (Note 6)
Stockholders’ equity:
Common stock; par value $0.0001, 150,000,000 shares authorized; 50,002,587 issued and 49,809,989 outstanding at December 31, 2012; 48,561,074 issued and 48,368,476 outstanding at December 31, 2011	5	5
Additional paid-in capital	242,032	233,977
Accumulated other comprehensive loss	(1,501)	(1,698)
Accumulated deficit	(166,373)	(160,949)
Total stockholders’ equity	74,163	71,335
Total liabilities and stockholders’ equity	$88,259	$84,996

See accompanying notes.

SUPPORT.COM, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands except per share data)

	Year Ended December 31,
	2012	2011	2010
Revenue:
Services	$57,622	$37,248	$32,276
Software and other	14,332	16,591	11,901
Total revenue	71,954	53,839	44,177
Costs of revenue:
Cost of services	37,343	29,919	26,737
Cost of software and other	1,421	1,744	1,358
Total cost of revenue	38,764	31,663	28,095

Gross profit	33,190	22,176	16,082
Operating expenses:
Research and development	6,773	6,057	5,214
Sales and marketing	18,285	21,791	18,091
General and administrative	12,234	12,005	10,963
Amortization of intangible assets	1,522	866	364
Total operating expenses	38,814	40,719	34,632
Loss from operations	(5,624)	(18,543)	(18,550)
Interest income and other, net	297	455	540
Loss from continuing operations, before income taxes	(5,327)	(18,088)	(18,010)
Income tax provision	208	401	88
Loss from continuing operations, after income taxes	(5,535)	(18,489)	(18,098)
Income (loss) from discontinued operations, after income taxes	111	(151)	31
Net loss	$(5,424)	$(18,640)	$(18,067)

Basic and diluted earnings (loss) per share:
Loss from continuing operations	$(0.11)	$(0.39)	$(0.39)
Income (loss) from discontinued operations	0.00	(0.00)	0.00
Basic and diluted net loss per share	$(0.11)	$(0.39)	$(0.39)
Shares used in computing basic and diluted net loss per share	48,798	48,288	46,818

See accompanying notes.

SUPPORT.COM, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(in thousands)

	Year Ended December 31,
	2012	2011	2010

Net loss	$(5,424)	$(18,640)	$(18,067)

Other comprehensive income (loss):
Change in foreign currency translation adjustment	(114)	(182)	(32)
Change in net unrealized gain (loss) on investments	311	(185)	(66)
Other comprehensive income (loss)	197	(367)	(98)

Comprehensive loss	$(5,227)	$(19,007)	$(18,165)

See accompanying notes.

SUPPORT.COM, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(in thousands except share data)

	Common Stock		Additional	Accumulated Other Comprehensive	Accumulated	Total Stockholders’
	Shares	Amount	Paid-In Capital	Loss	Deficit	Equity
Balances at December 31, 2009	46,460,554	5	221,822	(1,233)	(124,242)	96,352
Net loss	—	—	—		(18,067)	(18,067)
Other comprehensive loss	—		—	(98)	—	(98)
Stock-based compensation expense	—	—	3,331	—	—	3,331
Issuance of common stock upon exercise of stock options for cash	1,681,591	—	4,539	—	—	4,539
Balances at December 31, 2010	48,142,145	5	229,692	(1,331)	(142,309)	86,057
Net loss	—	—	—		(18,640)	(18,640)
Other comprehensive loss	—			(367)	—	(367)
Stock-based compensation expense	—	—	3,769	—	—	3,769
Issuance of common stock upon exercise of stock options for cash	190,480	—	450	—	—	450
Issuance of common stock under employee stock purchase plan	35,851	—	66	—	—	66
Balances at December 31, 2011	48,368,476	5	233,977	(1,698)	(160,949)	71,335
Net loss	—	—	—		(5,424)	(5,424)
Other comprehensive income	—		—	197	—	197
Stock-based compensation expense	—	—	4,525	—	—	4,525
Issuance of common stock upon exercise of stock options for cash	1,357,431	—	3,351	—	—	3,351
Issuance of common stock under employee stock purchase plan	84,082	—	179	—	—	179
Balances at December 31, 2012	49,809,989	$5	$242,032	$(1,501)	$(166,373)	$74,163

See accompanying notes.

SUPPORT.COM, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Year Ended December 31,
	2012	2011	2010
Operating activities:
Net loss	$(5,424)	$(18,640)	$(18,067)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation	503	438	323
Loss on cumulative translation adjustment on discontinued operations	—	284	—
Stock-based compensation expense	4,525	3,769	3,331
Amortization of premiums and discounts on marketable securities	588	1,451	1,149
Amortization of intangible assets	1,522	866	364
Amortization of purchased technology	81	83	83
Realized gain on investments	—	(7)	(1,299)
Loss on auction-rate security put option	—	—	1,289
Changes in assets and liabilities:
Accounts receivable, net	747	(5,146)	(1,943)
Prepaid expenses and other current assets	(342)	544	(371)
Other assets	(460)	(192)	(318)
Accounts payable	(752)	658	436
Accrued compensation	(67)	402	491
Other accrued liabilities	(527)	885	510
Other long-term liabilities	201	340	(214)
Deferred revenue	1,357	3,147	848
Net cash provided by (used in) operating activities	1,952	(11,118)	(13,388)
Investing activities:
Purchases of property and equipment	(523)	(279)	(498)
Acquisition of business, net of cash acquired	(1,327)	(8,419)	—
Purchases of investments	(37,764)	(50,763)	(65,464)
Sales of investments	2,400	23,263	33,073
Maturities of investments	40,445	50,691	36,733
Net cash provided by investing activities	3,231	14,493	3,844
Financing activities:
Proceeds from issuance of common stock upon exercise of stock options	3,351	450	4,539
Proceeds from issuance of common stock under employee stock purchase plan	179	66	—
Net cash provided by financing activities	3,530	516	4,539
Net increase (decrease) in cash and cash equivalents	8,713	3,891	(5,005)
Effect of exchange rate changes on cash and cash equivalents	(20)	(293)	19
Cash and cash equivalents at beginning of period	22,159	18,561	23,547
Cash and cash equivalents at end of period	$30,852	$22,159	$18,561
Supplemental schedule of cash flow information:
Cash paid for (refund of) income taxes	$86	$(89)	$89

See accompanying notes.

SUPPORT.COM, INC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1. Organization and Summary of Significant Accounting Policies

Nature of Operations

Support.com, Inc. (“Support.com”, “the Company”, “We” or “Our”), was incorporated in the state of Delaware on December 3, 1997.    Our common stock trades on the Nasdaq Global Select Market under the symbol “SPRT.”

Support.com is a provider of cloud-based services and software designed to enhance a customer's experience with technology.

Our solution includes, the cloud-based Nexus® Service Delivery Platform, a scalable workforce of technology specialists, mobile and desktop applications for end-users and proven expertise in program design and execution. We offer turnkey solutions including all of these elements.  We also make our Nexus platform available on a SaaS basis and license our end-user applications separately.

We offer our customers a broad array of technology services to meet the needs of their own customers. Service programs available for consumer markets include computer and mobile device set-up, security and support, virus and malware removal and wireless network set-up, security and support. Service programs available for small business markets include the consumer services plus managed services such as server and network monitoring and maintenance. Our services can be purchased either as one-time incidents or subscriptions, with subscriptions representing an increasing percentage of our revenue. Our technology specialists deliver our services to customers online via remote control and by telephone, leveraging the Nexus platform. Most of our technology specialists work from their homes rather than in brick and mortar facilities.

Basis of Presentation

The Consolidated Financial Statements include the accounts of Support.com and its wholly owned subsidiaries. All significant intercompany transactions and balances have been eliminated.

Foreign Currency Translation

The functional currency of our foreign subsidiaries is generally the local currency. Assets and liabilities of our wholly owned foreign subsidiaries are translated from their respective functional currencies at exchange rates in effect at the balance sheet date, and revenues and expenses are translated at average exchange rates prevailing during the year. Any material resulting translation adjustments are reflected as a separate component of stockholders’ equity in accumulated other comprehensive income or loss. Realized foreign currency transaction gains and losses were not material during the years ended December 31, 2012, 2011, and 2010.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes.  The accounting estimates that require management’s most significant, difficult and subjective judgments include revenue recognition, fair value measurements, purchase accounting in business combinations, accounting for goodwill and other intangible assets, stock-based compensation and accounting for income taxes.  Actual results could differ materially from these estimates.

Concentrations of Credit Risk

Financial instruments that potentially subject us to concentrations of credit risk consist principally of cash equivalents, investments and trade accounts receivable. Our investment portfolio consists of investment grade securities. Except for obligations of the United States government and securities issued by agencies of the United States government, we diversify our investments by limiting our holdings with any individual issuer. We are exposed to credit risks in the event of default by the issuers to the extent of the amount recorded on the balance sheet. The credit risk in our trade accounts receivable is substantially mitigated by our evaluation of the customers’ financial conditions at the time we enter into business and reasonably short payment terms.

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

The following table summarizes the allowance for doubtful accounts as of December 31, 2012, 2011 and 2010 (in thousands):

	Balance at Beginning of Period	Adjustments to Costs and Expenses	Write- offs	Balance at End of Period
Allowance for doubtful accounts:

Year ended December 31, 2010	$9	$34	$—	$43
Year ended December 31, 2011	$43	$(16)	$(7)	$20
Year ended December 31, 2012	$20	$(18)	$—	$2

As of December 31, 2012, Comcast (52%) and OfficeMax (10%) accounted for 10% or more of our total accounts receivable.  As of December 31, 2011, Comcast (41%), Staples (17%), Office Depot (15%) and OfficeMax (13%) accounted for 10% or more of our total accounts receivable.  No other customers accounted for 10% or more of our total accounts receivable as of December 31, 2012 or 2011.

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

Long-term investment at December 31, 2011 consisted of an ARS position.  Our cash equivalents and short-term and long-term investments are classified as available-for-sale, and are reported at fair value with unrealized gains/losses (when deemed to be temporary) included in accumulated other comprehensive income within stockholders’ equity on the consolidated balance sheets. We view our available-for-sale portfolio as available for use in our current operations, and therefore we present our marketable securities as short-term assets.

We monitor our investments for impairment on a quarterly basis and determine whether a decline in fair value is other-than-temporary by considering factors such as current economic and market conditions, the credit rating of the security’s issuer, the length of time an investment’s fair value has been below our carrying value, the Company’s intent to sell the security and the Company’s belief that it will not be required to sell the security before the recovery of its amortized cost. If an investment’s decline in fair value is deemed to be other-than-temporary, we reduce its carrying value to its estimated fair value, as determined based on quoted market prices or liquidation values. Declines in value judged to be other-than-temporary, if any, are recorded in operations as incurred. At December 31, 2012, the Company evaluated its unrealized losses on available-for-sale securities and determined them to be temporary. We currently do not intend to sell securities with unrealized losses and we concluded that we will not be required to sell these securities before the recovery of their amortized cost basis.

At December 31, 2012 and 2011, the fair value of cash, cash equivalents and investments was $56.3 million and $53.0 million, respectively.  The following is a summary of cash, cash equivalents and investments at December 31, 2012 and 2011 (in thousands):

	For the Year Ended December 31, 2012
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Cash	$11,116	$—	$—	$11,116
Money market fund	17,235	—	—	17,235
Certificates of deposit	1,880	—	(1)	1,879
Commercial paper	5,745	1	(1)	5,745
Corporate notes and bonds	20,172	7	(6)	20,173
U.S. government agency securities	202	—	—	202
	$56,350	$8	$(8)	$56,350
Classified as:
Cash and cash equivalents	$30,853	$—	$(1)	$30,852
Short-term investments	25,497	8	(7)	25,498
	$56,350	$8	$(8)	$56,350

	For the Year Ended December 31, 2011
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Cash	$6,461	$—	$—	$6,461
Money market fund	15,698	—	—	15,698
Certificates of deposit	480	—	—	480
Commercial paper	6,295	—	(6)	6,289
Corporate notes and bonds	15,283	1	(16)	15,268
U.S. government agency securities	7,707	—	(1)	7,706
Auction-rate security	1,400	—	(289)	1,111
	$53,324	$1	$(312)	$53,013
Classified as:
Cash and cash equivalents	$22,159	$—	$—	$22,159
Short-term investments	29,765	1	(23)	29,743
Long-term investment	1,400	—	(289)	1,111
	$53,324	$1	$(312)	$53,013

The following table summarizes the estimated fair value of our available-for-sale securities classified by the stated maturity date of the security (in thousands):

	December 31,
	2012	2011
Due within one year	$23,885	$29,503
Due within two years	1,613	240
Due after two years	—	1,111
	$25,498	$30,854

We determined that the gross unrealized losses on our available-for-sale investments as of December 31, 2012 are temporary in nature. The fair value of our available-for-sale securities at December 31, 2012 and 2011 reflects a net unrealized loss of zero and $311,000, respectively.  We recognized net realized gains related to available-for-sale securities of zero and $7,000 for the years ended December 31, 2012 and 2011, respectively. There were no net realized losses on available-for-sale securities in the years ended December 31, 2012 and 2011, respectively.  The cost of securities sold is based on the specific identification method.

At December 31, 2011, we had an investment in AAA-rated ARS with a state student loan authority with an estimated fair value of $1.1 million. At December 31, 2012, we had no investment in ARS because our long-term investment in ARS was settled at par for cash in May 2012.

The following table sets forth the unrealized losses for the Company’s available-for-sale investments as of December 31, 2012 and 2011 (in thousands):

As of December 31, 2012	In Loss Position Less Than 12 Months		In Loss Position More Than 12 Months		Total In Loss Position
Description	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Certificate of deposits	$1,159	$(1)	$—	$—	$1,159	$(1)
Commercial paper	3,498	(1)	—	—	3,498	(1)
Corporate notes and bonds	12,045	(4)	1,613	(2)	13,658	(6)
Total	$16,702	$(6)	$1,613	$(2)	$18,315	$(8)

As of December 31, 2011	In Loss Position Less Than 12 Months		In Loss Position More Than 12 Months		Total In Loss Position
Description	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Commercial paper	$4,288	$(6)	$—	$—	$4,288	$(6)
Corporate notes and bonds	12,947	(16)	—	—	12,947	(16)
U.S. Government Agency Securities	3,805	(1)	—	—	3,805	(1)
Auction-rate security	—	—	1,111	(289)	1,111	(289)
Total	$21,040	$(23)	$1,111	$(289)	$22,151	$(312)

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

Goodwill

We test goodwill for impairment annually on September 30 and whenever events or changes in circumstances indicate that the carrying value of the asset may not be recoverable in accordance with ASC 350, Intangibles - Goodwill and Other. Consistent with our assessment that we have only one reporting segment, we test goodwill for impairment at the entity level. We test goodwill using the two-step process required by ASC 350. In the first step, we compare the carrying value of the reporting unit to the fair value based on quoted market prices of our common stock. If the fair value of the reporting unit exceeds the carrying value, goodwill is not considered impaired and no further testing is required. If the carrying value of the reporting unit exceeds the fair value, goodwill is potentially impaired and the second step of the impairment test must be performed. In the second step, we compare the implied fair value of the goodwill, as defined by ASC 350, to the carrying amount to determine the impairment loss, if any.

We conduct our annual evaluation for impairment of goodwill on September 30.  No goodwill impairment charges have been recorded through December 31, 2012.

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

We assess the impairment of identifiable intangible assets whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. An impairment loss would be recognized when the sum of the future net cash flows expected to result from the use of the asset and its eventual disposition is less than its carrying amount. If our estimates regarding future cash flows derived from such assets were to change, we may record an impairment charge to the value of these assets.  Such impairment loss would be measured as the difference between the carrying amount of the asset and its fair value.

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

Services Revenue

Services revenue is comprised primarily of fees for technology support services. Service programs available for consumer markets include computer and mobile device set-up, security and support, virus and malware removal and wireless network set-up, security and support. Service programs available for small business markets include the consumer services plus managed services such as server and network monitoring and maintenance.

We offer services to consumers and small businesses, primarily through our channel partners (which include broadband service providers, retailers, technology companies and others). We transact with customers via reseller programs, referral programs and direct transactions. In reseller programs, the channel partner generally executes the financial transactions with the consumer and pays a fee to us which we recognize as revenue when the service is delivered. In referral programs, we transact with the consumer directly and pay a referral fee to the referring party. Referral fees are generally expensed in the period in which revenues are recognized. In such instances, since we are the transacting party and bear substantially all risks associated with the transaction, we record the gross amount of revenue. In direct transactions, we sell directly to the customer at the retail price.

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

In certain cases, we are paid for services that are sold but not yet delivered. We initially record such balances as deferred revenue, and recognize revenue when the service has been delivered or, on the non-subscription portion of these balances, when the likelihood of the service being redeemed by the customer is remote (“services breakage”). Based on our historical redemption patterns for these relationships, we believe that the likelihood of a service being delivered more than 90 days after sale is remote. We therefore recognized non-subscription deferred revenue balances older than 90 days as services revenue. For the years ended December 31, 2012, 2011 and 2010, services breakage revenues were immaterial, and accounted for approximately 1% of total revenue.

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

Software and Other Revenue

Software and other revenue is comprised primarily of fees for end-user software products provided through direct customer downloads and through the sale of this software via channel partners. Our software is sold to consumers as a perpetual license or as a fixed period subscription. We act as the primary obligor and generally control fulfillment, pricing, product requirements, and collection risk and therefore we record the gross amount of revenue. We provide a 30-day money back guarantee for certain of our software products.

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

Purchased Technology and Internal Use Software

We capitalize costs related to software that we license and incorporate into our product and service offerings or develop for internal use.  In July 2009, we acquired purchased technology for $350,000 and recorded amortization expense related to this technology of $81,000, $83,000 and $83,000 in 2012, 2011 and 2010, respectively.  During the year ended December 31, 2012, we recorded an impairment charge in general and administrative expenses of $70,000 in connection with the development of software of internal use.

Advertising Costs

Advertising costs are recorded as sales and marketing expense in the period in which they are incurred.  Advertising expense was $8.2 million, $10.8 million, and $10.6 million for the years ended December 31, 2012, 2011 and 2010, respectively.

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

The following table sets forth the computation of basic and diluted net loss per share (in thousands, except per share amounts):

	Year Ended December 31,
	2012	2011	2010
Net loss	$(5,424)	$(18,640)	$(18,067)
Basic:
Weighted-average shares of common stock outstanding	48,798	48,288	46,818
Shares used in computing basic net loss per share	48,798	48,288	46,818
Basic net loss per share	$(0.11)	$(0.39)	$(0.39)
Diluted:
Weighted-average shares of common stock outstanding	48,798	48,288	46,818
Add: Common equivalent shares outstanding	—	—	—
Shares used in computing diluted net loss per share	48,798	48,288	46,818
Diluted net loss per share	$(0.11)	$(0.39)	$(0.39)

For the years ended December 31, 2012, 2011 and 2010, 1.5 million, 2.9 million and 941,000 outstanding options were excluded from the computation of diluted net loss per share, respectively, since their effect would have been anti-dilutive.

Accumulated Other Comprehensive Loss

The components of accumulated other comprehensive loss relate entirely to accumulated foreign currency translation losses and unrealized gains and losses on investments. Accumulated currency translation losses were $1.5 million and $1.4 million as of December 31, 2012 and 2011, respectively, and accumulated unrealized gains (losses) on investments were zero and $(0.3) million as of December 31, 2012 and 2011, respectively. During the year ended December 31, 2011, the Company reclassified $284,000 from cumulative translation adjustments to discontinued operations within the consolidated statements of operations, as a result of substantial liquidation of the Company’s investment in its UK subsidiary.

The amounts noted in the consolidated statements of comprehensive loss are shown before taking into account the related income tax impact.  The income tax effect allocated to each component of other comprehensive income for each of the periods presented is not significant.

Stock-Based Compensation

We apply the provisions of ASC 718, Compensation - Stock Compensation, which requires the measurement and recognition of compensation expense for all stock-based payment awards, including grants of stock and options to purchase stock, made to employees and directors based on estimated fair values.

Determining Fair Value of Share-Based Payments

Valuation and Attribution Method: We estimate the fair value of stock options granted using the Black-Scholes-Merton option pricing model. Stock options vest on a graded schedule; however we recognize the expense on a straight-line basis over the requisite service period of the entire award, net of estimated forfeitures. These limitations require that on any date the compensation cost recognized is at least equal to the portion of the grant-date fair value of the award that is vested at that date.

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

Expected Volatility: Our expected volatility represents the amount by which the stock price is expected to fluctuate throughout the period that the stock option is outstanding. Historically, we have based our expected volatility on historical company data.  Our methodology  combines available Company-specific volatility for the period with the volatility of a peer group. The relative weight given to Company-specific volatility increases each reporting period, while the relative weighting for our peer group’s volatility decreases.  Given the expected life of our stock grants, we expect Company-specific volatility to wholly account for our volatility estimates beginning in 2013.

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

The fair value of our stock-based awards was estimated using the following weighted average assumptions for the years ended December 31, 2012, 2011 and 2010:

	Stock Option Plan			Employee Stock Purchase Plan
	2012	2011	2010	2012	2011	2010
Risk-free interest rate	0.6%	1.0%	1.7%	0.1%	0%	n/a
Expected term (in years)	3.7	3.6	3.6	0.5	0.5	n/a
Volatility	57.2%	59.2%	66.6%	62.3%	75.3%	n/a
Expected dividend	0%	0%	0%	0%	0%	n/a
Weighted average grant-date fair value	$1.30	$1.63	$1.71	$1.15	$0.77	n/a

On December 13, 2012, the Compensation Committee of the Board of Directors extended the term of 700,000 stock options granted to the Company’s Chief Executive Officer and President.  The stock options were granted on April 6, 2006 and were originally scheduled to expire on April 6, 2013.  After the extension, the stock options will expire on April 6, 2016.  The stock options were granted under the Company’s Amended and Restated 1998 Stock Option Plan.  At the time of the extension, the exercise price of the stock options exceeded the current fair market value of the Company’s common shares.  No other terms of the stock options were modified.  As part of the modification of the stock options, the Company recorded incremental stock-based compensation expense of approximately $810,000 in the fourth quarter of 2012.

We recorded the following stock-based compensation expense for the fiscal years ended December 31, 2012, 2011 and 2010 (in thousands):

	For the Year Ended December 31,
	2012	2011	2010
Stock option compensation expense recognized in:
Cost of service	$305	$222	$168
Cost of software and others	25	28	1
Research and development	1,004	806	588
Sales and marketing	478	581	693
General and administrative	2,464	2,088	1,881
	$4,276	$3,725	$3,331
ESPP compensation expense recognized in:
Cost of service	$49	$23	$—
Cost of software and others	1	1	—
Research and development	15	10	—
Sales and marketing	5	5	—
General and administrative	10	5	—
	$80	$44	$—
RSU compensation expense recognized in:
General and administrative	$169	$—	$—

Stock-based compensation expense included in total costs and expenses	$4,525	$3,769	$3,331

Net cash proceeds from the exercise of stock options were $3.4 million, $450,000, and $4.5 million for the years ended December 31, 2012, 2011 and 2010, respectively. No income tax benefit was realized from stock option exercises during the years ended December 31, 2012, 2011 and 2010, respectively. In accordance with ASC 718, we present excess tax benefits from the exercise of stock options, if any, as net cash generated in financing activities.

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

We generally agree to indemnify our customers against legal claims that our software products infringe certain third-party intellectual property rights.  As of December 31, 2012 and 2011, we have not been required to make any material payments resulting from infringement claims asserted against our customers and have not recorded any material related accruals.

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

In accordance with ASC 820, the following table represents our fair value hierarchy for our financial assets (cash equivalents and investments) measured at fair value on a recurring basis as of December 31, 2012 and 2011 (in thousands):

As of December 31, 2012	Level 1	Level 2	Level 3	Total
Money market funds	$17,235	$—	$—	$17,235
Certificates of deposits	1,879	—	—	1,879
Commercial paper	—	5,745	—	5,745
Corporate notes and bonds	—	20,173	—	20,173
U.S. government agency securities	—	202	—	202
Total	$19,114	$26,120	$—	$45,234

As of December 31, 2011	Level 1	Level 2	Level 3	Total
Money market funds	$15,698	$—	$—	$15,698
Certificates of deposits	480	—	—	480
Commercial paper	—	6,289	—	6,289
Corporate notes and bonds	—	15,268	—	15,268
U.S. government agency securities	—	7,706	—	7,706
Auction-rate security	$—	—	1,111	1,111
Total	$16,178	$29,263	$1,111	$46,552

For marketable securities, measured at fair value using Level 2 inputs, we review trading activity and pricing for these investments as of the measurement date. When sufficient quoted pricing for identical securities is not available, we use market pricing and other observable market inputs for similar securities obtained from various third party data providers. These inputs either represent quoted prices for similar assets in active markets or have been derived from observable market data.  There have been no transfers between Level 1 and Level 2 measurements during the years ended December 31, 2012 and 2011.

Level 3 asset consisted of an ARS with a state student loan authority. We classified our holding as a long-term asset due to the failure of the auction and the underlying maturity of this security.  The fair value for our ARS as of December 31, 2011 was estimated by management and based on a discounted cash flow valuation that takes into account a number of factors including the estimated weighted average remaining term (WART) of the underlying securities, the expected return, and the discount rate. The WART was estimated based on servicing reports and expectations regarding redemptions. The expected return was calculated based on the last twelve months’ average for the 91 day T-bill plus a spread. This rate was the typical default rate for ARS held by us. The discount rate was calculated using the 3-month LIBOR rate plus adjustments for the security type.  As of December 31, 2012, we had no level 3 assets due to the settlement at par of our long-term investment in ARS for cash in May 2012.

The following table provides a summary of changes in fair value of our Level 3 financial assets during the years ended December 31, 2012 and 2011 (in thousands):

	Year Ended December 31,
	2012	2011
Beginning balance	$1,111	$2,667
Sales	(1,400)	(1,400)
Total gain (loss) included in other comprehensive loss	289	(156)
Ending balance	$—	$1,111

Segment Information

In accordance with ASC 280, Segment Reporting, the Company reports it's operations as a single operating segment. Revenue from customers located outside the United States was less than 1% of total revenue and accounted for approximately $309,000, $366,000, and $302,000 for the years ended December 31, 2012, 2011 and 2010, respectively.

For the year ended December 31, 2012, Comcast (35%), Office Depot (12%), OfficeMax (12%) and Staples (10%) accounted for 10% or more of our total revenue.  For the year ended December 31, 2011, Office Depot (23%), Staples (15%) and Comcast (14%) accounted for 10% or more of our total revenue.  For the year ended December 31, 2010, Office Depot (43%) and Staples (17%) accounted for 10% or more of our total revenue.  There were no other customers that accounted for 10% or more of our total revenue in any of the periods presented.

Long-lived assets are attributed to the geographic location in which they are located.  We include in long-lived assets all tangible assets.  Long-lived assets regarding geographic areas are as follows (in thousands):

	December 31,
	2012	2011
United States	$552	$418
India	39	43
Total	$591	$461

Recent Accounting Pronouncements

In June 2011, the FASB issued ASU No. 2011-05, “Comprehensive Income”.  This update is to improve the comparability, consistency and transparency of financial reporting and increases the prominence of items reported in other comprehensive income. Under this amendment, an entity has the option to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. ASU No. 2011-05 is effective for public entities for fiscal years and interim periods within those years beginning after December 15, 2011. The Company adopted this guidance in its consolidated financial statements for the year ended December 31, 2012 by presenting total comprehensive income/loss in two separate but consecutive statements.

In September 2011, a pronouncement was issued that amended the guidance for goodwill impairment testing. The pronouncement allows the entity to perform an initial qualitative assessment to determine whether it is "more likely than not" that the fair value of the reporting unit is less than its carrying amount. This assessment is used as a basis for determining whether it is necessary to perform the two step goodwill impairment test. The methodology for how goodwill is calculated, assigned to reporting units, and the application of the two step goodwill impairment test have not been revised. The pronouncement is effective for fiscal years beginning after December 15, 2011.  The adoption of this pronouncement did not have a significant impact on the Company’s consolidated financial statements.

Note 2. Warrants

On October 25, 2010, we entered into a Support Services Agreement (the “Customer Agreement”) with Comcast under which Support.com provides technology support services to customers of Comcast in exchange for fees. In connection with the Customer Agreement, Support.com and Comcast entered into a Warrant Agreement, under which Support.com agreed to issue to Comcast warrants to purchase up to 975,000 shares of Support.com common stock in the future in the event that Comcast meets specified sales milestones under the Customer Agreement. Each warrant, if issued, will have an exercise price per share of $4.9498 and a term of three years from issuance.  On September 27, 2011, the Company and Comcast amended the Warrant Agreement to extend the expiration date for the performance milestones while maintaining the previously agreed revenue thresholds. The warrants will be valued as they are earned, and the resulting value will be recorded as a charge against revenue in the period in which the performance milestone is met and the warrant is earned. As of December 31, 2012, none of the performance milestones have been met, and therefore no warrants have been issued.  Consequently, the Company has not recorded any warrant-related charges against our revenue for any period through December 31, 2012.

Note 3. Business Combination

RightHand IT Corporation

On January 13, 2012, we executed an Asset Purchase Agreement to acquire certain assets and assume certain liabilities of RightHand IT Corporation (“RHIT”), a managed service provider for small business located in Louisville, Colorado.  No stock was acquired as part of the transaction. The acquisition deepened our small business expertise and enabled us to grow our business by providing services to small business customers.

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

We paid a total of $1.4 million in cash including $300,000 held in escrow against payment of milestone-based earn-outs.  The earn-outs consisted of two criteria-based milestones that were met by specific dates through 2012.  The probability-weighted fair value of the $300,000 payment was $277,000.  As a result, we recorded the $23,000 difference between the $300,000 escrow cash payment and $277,000 fair value as other current assets on our consolidated balance sheet. The probability of milestone achievement was re-measured quarterly and any changes in the estimated fair value were recorded in amortization of intangible assets and other in the consolidated statements of operations.  During the year ended December 31, 2012, we recorded $23,000 in amortization of intangible assets and other related to the milestone-based earn-outs.  The balance of this asset was zero at December 31, 2012 since all two criteria-based milestones have been achieved.

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

The operating results of RHIT have been included in our consolidated statements of operations from January 14, 2012, the day following acquisition.  Pro-forma results of operations have not been presented because the acquisition was not material to our results of operations.  In addition to the $1.4 million cash consideration, we incurred acquisition-related expenditures of approximately $33,000, which were expensed in the periods in which they were incurred in accordance with ASC 805, Business Combinations. These expenses were recorded in general and administrative expense in our consolidated statements of operations.

SUPERAntiSpyware

On June 15, 2011, we executed an Asset Purchase Agreement to acquire certain assets and assume certain liabilities of SUPERAntiSpyware, a sole proprietorship located in Eugene, Oregon.  No stock was acquired as part of the transaction.  SAS provides software tools to detect and remove spyware, adware, rootkits, Trojans, worms, parasites, dialers, and other types of malware.   The acquisition increases the number and type of software products we provide to our customers, enables us to market other offerings to SAS software customers, and broadens the product suite we can offer to our channel partners.

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

We paid a total of $8.5 million in cash including $1.0 million held in escrow against payment of milestone-based earn-outs.  The earn-outs consisted of four criteria-based milestones that were met by specific dates over the 18-month period following the acquisition date.  The probability-weighted fair value of the $1.0 million payment was $919,000.  As a result, we recorded the $81,000 difference between $1.0 million escrow cash payment and $919,000 fair value as other current assets on our consolidated balance sheets.   The probability of milestone achievement was re-measured quarterly and any changes in the estimated fair value were recorded in amortization of intangible assets and other in the consolidated statements of operations. For the year ended December 31, 2012, we recorded $76,000 in amortization of intangible assets and other related to the milestone-based earn-outs. The balance of this asset was zero at December 31, 2012 since all four criteria-based milestones have been achieved.

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

The operating results of SAS have been included in our consolidated statements of operations from June 16, 2011, the day following acquisition.  Pro-forma results of operations have not been presented because the acquisition was not material to our results of operations.  In addition to the $8.5 million cash consideration, we incurred acquisition-related expenditures of approximately $363,000 as of December 31, 2011, which were expensed in the period in which they were incurred in accordance with ASC 805.  These expenses were recorded in general and administrative expense in our consolidated statements of operations.

Note 4.  Property and Equipment

Property and equipment are stated at cost, less accumulated depreciation, and consist of the following as of December 31, 2012 and 2011 (in thousands):

	December 31,
	2012	2011
Computer equipment and software	$4,380	$4,043
Furniture and office equipment	189	340
Leasehold improvements	354	399
Construction in progress	—	70
	4,924	4,852
Accumulated depreciation	(4,333)	(4,391)
	$591	$461

Depreciation expense was $503,000, $438,000, and $323,000, for the years ended December 31, 2012, 2011, and 2010, respectively.

Note 5. Intangible Assets

Amortization expense related to intangible assets was $1.5 million in 2012, $866,000 in 2011, and $364,000 in 2010.

In December 2006, we acquired the use of a toll-free telephone number for cash consideration of $250,000. This asset has an indefinite useful life. The intangible asset is tested for impairment annually or more often if events or changes in circumstances indicate that the carrying value may not be recoverable.

The following table summarizes the components of intangible assets (in thousands):

	Non-compete	Partner Relationships	Customer Base	Technology Rights	Tradenames	Indefinite Life Intangibles	Total
As of December 31, 2012
Gross carrying value	$593	$145	$641	$5,330	$760	$250	$7,719
Accumulated amortization	(426)	(145)	(238)	(1,700)	(434)	—	(2,944)
Net carrying value	$167	$—	$403	$3,630	$326	$250	$4,775

As of December 31, 2011
Gross carrying value	$523	$145	$181	$5,330	$760	$250	$7,189
Accumulated amortization	(335)	(108)	(109)	(702)	(265)	—	(1,519)
Net carrying value	$188	$37	$72	$4,628	$495	$250	$5,670

The estimated future amortization expense of intangible assets, with the exception of the indefinite-life intangible assets as of December 31, 2012 is as follows (in thousands):

Fiscal Year	Amount
2013	$1,321
2014	1,091
2015	1,069
2016	1,028
2017	16
Total	$4,525

Weighted average remaining useful life	3.6 years

The following table summarizes the components of purchased technology (in thousands):

	As of December 31,
	2012	2011
Purchased technology	$350	$350
Accumulated amortization	(288)	(207)
Total purchased technology, net	$62	$143

The estimated future amortization expense of purchased technology as of December 31, 2012 is $62,000.  The remaining useful life of purchased technology is 0.75 year.

Note 6. Commitments and Contingencies

Headquarters office lease. On June 7, 2012, we entered into a sublease and master landlord consent agreement for our headquarters office facility located in Redwood City, California.  This lease covers approximately 21,620 square feet and will expire on February 18, 2017.  The lease provides for escalating payments over the term and rent expense is recognized on a straight-line basis.

Other facility leases. We lease our facilities under non-cancelable operating lease agreements, which expire at various dates through 2017.

Total facility rent expense pursuant to all operating lease agreements was approximately $681,000, $621,000 and $599,000 for the years ended December 31, 2012, 2011 and 2010, respectively.

As of December 31, 2012, minimum payments due under all non-cancelable lease agreements were as follows (in thousands):

Years ending December 31,	Operating Leases
2013	$477
2014	438
2015	435
2016	448
2017	62
Total minimum lease and principal payments	$1,860

Tax contingencies

We are required to make periodic filings in the jurisdictions where we are deemed to have a presence for tax purposes. We have undergone audits in the past and have paid assessments arising from these audits. Our India entity was issued notices of income tax assessment pertaining to the 2004-2005, 2005-2006, 2006-2007 and 2007-2008 fiscal years.  The notices claimed that the transfer price used in our inter-company agreements with our India entity was too low, and that the price should be increased.  We believe our current transfer pricing position is more likely than not to be sustained.  We believe that this will be resolved through the normal judicial appeal process used in India, and have submitted our case to the court. If we do not win our case we may incur additional payments, potentially up to $235,000.

We may be subject to other income tax assessments in the future.  We evaluate estimated expenses that could arise from those assessments in accordance with ASC 740-10.  We consider such factors as the degree of probability of an unfavorable outcome and the ability to make a reasonable estimate on the amount of expenses.  We record the estimated liability amount of those assessments that meet the definition of an uncertain tax position under ASC 740-10.

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

Guarantees

We have identified guarantees in accordance with ASC 450, Contingencies. The guidance stipulates that an entity must recognize an initial liability for the fair value, or market value, of the obligation it assumes under the guarantee at the time it issues such a guarantee, and must disclose that information in its interim and annual financial statements. We have entered into various service level agreements with our channel partners, in which we may guarantee the maintenance of certain service level thresholds. Under some circumstances, if we do not meet these thresholds, we may be liable for certain financial costs. We evaluate costs for such guarantees under the statement for accounting for contingencies, as interpreted by the guidance for guarantor’s accounting and disclosure requirements for guarantees. We consider such factors as the degree of probability that we would be required to satisfy the liability associated with the guarantee and the ability to make a reasonable estimate of the resulting cost. During the year ended December 31, 2012, we incurred immaterial costs as a result of such obligations. We have not accrued any liabilities related to such obligations in the consolidated financial statements as of December 31, 2012 and 2011.

Note 7. Restructuring Obligations and Other Charges

In the third quarter of 2009, we ceased using a portion of our headquarters office in order to align our facilities usage with our size.  As a result, we impaired approximately 46% of our Redwood City facility and recorded a restructuring charge of approximately $1.3 million, which was included in general and administrative expenses in our consolidated statement of operations for the year ended December 31, 2009. The lease of our previous headquarters office expired on July 31, 2012.  As of December 31, 2012, all amounts relating to the impairment of the previous headquarters office have been paid.

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

In the third quarter of 2011, we undertook a restructuring of our operations in order to reduce our ongoing cost structure. We reduced our workforce by eight employees, or less than 1% of our headcount. All of the affected employees were terminated as of September 27, 2011. As a result, we recorded a restructuring charge of $368,000 in the third quarter of 2011, of which $55,000 was recorded in cost of services, $310,000 in sales and marketing and $3,000 in general and administrative. As of December 31, 2011, the remaining balance on this restructuring obligation was $2,000, which we paid during the first quarter of 2012.

In the second quarter of 2012, we initiated a phased reduction in our sales agent workforce.  These selling activities were transitioned to either partner sales centers or third-party sales specialists.  We reduced our workforce by 190 employees, or approximately 15% of our total employee headcount as of the end of the second quarter of 2012.  All of the affected employees were terminated by June 30, 2012.  As a result, we recorded a restructuring charge of $142,000 in sales and marketing expense and $30,000 in general and administrative expense in the second quarter of 2012. The restructuring charge was primarily comprised of employee termination costs and professional services. As of December 31, 2012, all amounts relating to the reduction in sales agent workforce have been paid.

The following table summarizes activity associated with the restructuring obligation (see also Note 8) and related expenses incurred for the years ended December 31, 2012 and 2011 (in thousands):

	Severance(1)	Facilities(2) (3)	Total
Restructuring obligations, December 31, 2010	$—	$661	$661
Restructuring costs incurred	405	65	470
Cash payments	(403)	(518)	(921)
Restructuring obligations, December 31, 2011	2	208	210
Restructuring costs incurred	172	—	172
Cash payments	(174)	(208)	(382)
Restructuring obligations, December 31, 2012	$—	$—	$—

(1)	Severance costs include those expenses related to severance pay and related employee benefit obligations.

(2)
Facilities costs include obligations under non-cancelable leases for facilities that we will no longer occupy, as well as penalties associated with early terminations of leases and disposal of fixed assets. No sublease income has been included.

(3)	As part of the restructuring costs included in the table above, the Company wrote-off fixed assets related to the facilities that it will no longer occupy. This was a non-cash charge.

Note 8. Other Accrued Liabilities

Other accrued liabilities consist of the following (in thousands):

	As of December 31,
	2012	2011
Accrued expenses	$2,421	$2,910
Restructuring expenses	—	210
Customer deposits	997	1,160
Other accrued liabilities	551	211
Total other accrued liabilities	$3,969	$4,491

Note 9. Stockholders’ Equity

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

We adopted the 2010 Equity and Performance Incentive Plan (the “2010 Plan”), effective as of February 8, 2010.  Under the 2010 Plan, the number of shares of Common Stock that may be issued will not exceed in the aggregate 5,000,000 shares of Common Stock plus the number of shares of Common Stock relating to prior awards under the 2000 Plan that expire, are forfeited or are cancelled after the adoption of the 2010 Plan, subject to adjustment as provided in the 2010 Plan.  No grants will be made under the 2010 Plan after the tenth anniversary of its effective date.  Under our 2010 Plan, as of December 31, 2012, there were approximately 3.0 million shares available for grant, of which up to approximately 900,000 shares could be full-value shares (such as restricted stock units), and the rest may be issued as options. As of December 31, 2012, options to purchase approximately 9.6 million shares were outstanding.

The following tables represent stock option activity for the years ended December 31, 2012, 2011 and 2010:

	Number of Shares	Weighted Average Exercise Price per Share	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value (in thousands)

Outstanding options at December 31, 2009	10,679,057	$2.70	5.08	$2,559
Granted	1,471,900	$3.53
Exercised	(1,681,591)	$2.70
Forfeited	(883,002)	$2.67

Outstanding options at December 31, 2010	9,586,364	$2.83	4.48	$35,074
Granted	3,293,550	$3.69
Exercised	(190,480)	$2.36
Forfeited	(1,899,844)	$3.40

Outstanding options at December 31, 2011	10,789,590	$2.99	4.25	$8
Granted	875,150	$3.09
Exercised	(1,375,431)	$2.44
Forfeited	(759,712)	$3.39

Outstanding options at December 31, 2012	9,529,597	$3.05	3.63	$12,595
Options vested and expected to vest	9,478,467	$3.05	3.61	$12,549
Exercisable at December 31, 2012	7,026,352	$2.93	2.96	$9,693

Non-vested Shares	Number of Shares	Weighted-Average Grant-Date Fair Value per Share
Non-vested at December 31, 2011	5,217,111	$1.26

Granted	875,150	$1.30
Vested	(2,829,304)	$0.99
Forfeited	(759,712)	$1.50

Non-vested at December 31, 2012	2,503,245	$1.51

The aggregate intrinsic value in the table above represents the total pre-tax intrinsic value that would have been received by the option holders had they all exercised their options on December 31, 2012, 2011, and 2010. This amount will change based on the fair market value of our stock. The total aggregate intrinsic value of options exercised under our stock option plans was $2.4 million, $608,000, and $5.0 million for the years ended December 31, 2012, 2011 and 2010, respectively. The total fair value of options vested during 2012, 2011 and 2010 was $2.8 million, $1.1 million, and $3.0 million, respectively.

At December 31, 2012, there was $3.0 million of unrecognized compensation cost related to stock options which is expected to be recognized over a weighted average period of 1.9 years.

Employee Stock Purchase Plan

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

A total of 84,082 shares and 35,851 shares were issued under the ESPP during the years ended December 31, 2012 and 2011, respectively.

Restricted Stock Units

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

The following table represents RSU activity for the year ended December 31, 2012:

	Number of Shares	Weighted Average Fair Value
Outstanding RSUs at December 31, 2011	—	$—
Granted	98,363	$2.82
Vested	—	$—
Forfeited	—	$—
Outstanding RSUs at December 31, 2012	98,363	$2.82

At December 31, 2012, there was $0.1 million of unrecognized compensation cost related to restricted stock units which is expected to be recognized over a weighted average period of 0.4 years.

Stock Repurchase Program

On April 27, 2005, our Board of Directors authorized the repurchase of up to 2,000,000 outstanding shares of our common stock. As of December 31, 2012 the maximum number of shares remaining that can be repurchased under this program was 1,807,402. The Company does not intend to repurchase shares without a pre-approval from its Board of Directors.

Note 10. Income Taxes

The components of our loss before income taxes are as follows (in thousands):

	Year Ended December 31,
	2012	2011	2010
United States	$(5,975)	$(18,455)	$(17,794)
Foreign	630	457	(158)
Total	$(5,345)	$(17,998)	$(17,952)
Gain (loss) from discontinued operations, before income taxes	$18	$(90)	$(58)
Gain (loss) from continuing operations, before income taxes	$(5,327)	$(18,088)	$(18,010)

The provision for income taxes from continuing operations consisted of the following (in thousands):

	Year Ended December 31,
Current:	2012	2011	2010
Federal	$-	$-	$58
State	54	99	30
Foreign	94	53	48
Total Current	148	152	136
Deferred
Federal	265	324	(48)
State	28	13	-
Foreign	(234)	(88)	-
Total provision for income taxes	$208	$401	$88

The provision for income taxes is comprised of estimates of current taxes due in domestic and foreign jurisdictions.  Due to the expiration of the Company’s tax holiday in India at the beginning of fiscal year 2011, the Company’s foreign tax provision for the current period includes India taxes, which are partially offset by an India tax benefit related to minimum alternative taxes paid during the holiday period.

The reconciliation of the Federal statutory income tax rate to our effective income tax rate is as follows (in thousands):

	Year Ended December 31,
	2012	2011	2010
Provision at Federal statutory rate	$(1,865)	$(6,330)	$(6,283)
State taxes	82	111	30
Permanent differences/other	375	416	254
Stock-based compensation	178	568	(1)
Federal valuation allowance provided	1,438	5,636	6,030
Impact of discontinued operations	—	—	58
Provision for income taxes	$208	$401	$88

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.   Significant components of our deferred tax assets and liabilities are as follows (in thousands):

	December 31,
	2012	2011
Deferred Tax Assets
Fixed assets	$279	$292
Deferred revenue	196	-
Accruals and reserves	303	692
Stock options	5,475	4,659
Net operating loss carryforwards	47,713	47,007
Federal and state credits	3,099	3,552
Foreign credits	320	375
Intangible assets	701	516
Gross deferred tax assets	58,086	57,093
Valuation allowance	(57,455)	(56,679)
Total deferred tax assets	631	414
Deferred Tax Liabilities:
Intangible assets	(742)	(467)
Total deferred tax liability	(742)	(467)
Net deferred tax liabilities	$(111)	$(53)

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

Based on management’s review of both positive and negative evidence, which includes the historical operating performance of our Canadian subsidiary, the Company has concluded that it is more likely than not that the Company will be able to realize a portion of the Company’s Canadian deferred tax assets.  Therefore, the Company has released $293,000 of the related valuation allowance.  There is no valuation allowance against the Company’s India deferred tax assets primarily relating to Minimum Alternative Tax (MAT).  The Company reassesses the need for its valuation allowance on a quarterly basis.

Based on management’s review discussed above, the realization of deferred tax assets is dependent on improvements over present levels of consolidated pre-tax income.  Until the Company reaches profitability in the U.S., it will not realize its deferred tax assets.  When the Company reaches Federal taxable income, the Company may be subject to alternative minimum tax.

Deferred income taxes have not been provided on the cumulative undistributed earnings of foreign subsidiaries. The amount of such earnings at December 31, 2012 was $555,000. These earnings have been permanently reinvested and the Company does not plan to initiate any action that would precipitate the payment of income tax thereon. It is not practicable to estimate the amount of additional tax that might be payable on undistributed foreign earnings.

The net valuation allowance increased by approximately $776,000, $5.6 million and $6.0 million during the years ended December 31, 2012, 2011 and 2010, respectively. $4.8 million of the valuation allowance against federal and state net operating loss carryforwards relates to the tax benefit of stock option exercise prior to 2006 that, when realized, will be recorded as a credit to additional paid in capital rather than as a reduction of the provision for income taxes. As of December 31, 2012, the Company had Federal and state net operating loss carryforwards of approximately $125.8 million and $84.4 million, respectively. The Federal net operating loss and credit carryforwards will expire at various dates beginning in 2019 through 2032, if not utilized. The state net operating loss carryforwards will expire at various dates beginning in 2013 through 2032, if not utilized. The net operating losses include $19.5 million relating to the tax benefit of stock option exercises that, when realized, will be recorded as a credit to additional paid in capital rather than as a reduction of the provision for income taxes.

The Company also had Federal and state research and development credit carryforwards of approximately $2.8 million and $2.5 million, respectively. The federal credits expire in varying amounts between 2020 and 2031. The state research and development credit carryforwards do not have an expiration date.

Utilization of net operating loss carryforwards and credits may be subject to substantial annual limitation due to the ownership change limitations provided by the Internal Revenue Code of 1986, as amended and similar state provisions. The annual limitation may result in the expiration of net operating losses and credits before utilization.

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

A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows (in thousands):

	Year Ended December 31,
	2012	2011	2010
Balance at beginning of year	$3,210	$3,776	$3,706
Increase related to prior year tax positions	507	-	226
Decrease related to prior year tax positions	-	(494)	(5)
Increase related to current year tax positions	18	55	63
Settlements with tax authorities	-	-	-
Decrease related to lapse of statute of limitations	(98)	(127)	(214)
Balance at end of year	$3,637	$3,210	$3,776

The Company’s total amounts of unrecognized tax benefits that, if recognized, that would affect its tax rate are $0.5 million and $0.6 million as of December 31, 2012 and 2011, respectively.

The Company’s policy is to include interest and penalties related to unrecognized tax benefits within its provision for (benefit from) income taxes. The Company had $80,000 accrued for payment of interest and penalties related to unrecognized tax benefit as of December 31, 2012. The Company had $91,000 and $117,000 accrued for payment of interest and penalties related to unrecognized tax benefit as of December 31, 2011 and 2010, respectively.  The Company recognized $29,000 of interest and penalties related to unrecognized tax benefits during the year ended December 31, 2012.

As of December 31, 2012, the amount of recognized tax benefit where it is reasonably possible that a significant change may occur in the next 12 months is approximately $50,000. The change would result from expiration of a statute of limitations in a foreign jurisdiction.

The Company files federal, state and foreign income tax returns in jurisdictions with varying statutes of limitations. Due to its net operating loss carryforwards, the Company’s income tax returns generally remain subject to examination by federal and most state authorities. In our foreign jurisdictions, the 2006 through 2011 tax years remain subject to examination by their respective tax authorities.

Note 11. Quarterly Financial Information (Unaudited)

Selected quarterly financial information for 2012 and 2011 is as follows:

	Fiscal Year 2012 Quarter Ended
	Mar. 31, 2012	Jun. 30, 2012	Sept. 30, 2012	Dec. 31, 2012
	(in thousands, except per share data)
Statements of Operations Data:
Revenue:
Services	$13,765	$13,744	$14,769	$15,344
Software and other	3,823	3,569	3,407	3,533
Total revenue	17,588	17,313	18,176	18,877
Cost of revenue:
Cost of services	10,291	9,591	8,815	8,648
Cost of software and other	470	361	312	278
Total cost of revenue	10,761	9,952	9,127	8,926
Gross profit	6,827	7,361	9,049	9,951
Operating expenses:
Research and development	1,770	1,708	1,643	1,652
Sales and marketing	6,130	4,989	3,789	3,377
General and administrative	2,914	2,850	2,897	3,572
Amortization of intangible assets and other	367	391	397	368
Total operating expenses	11,181	9,938	8,726	8,969
Loss from operations	(4,354)	(2,577)	323	982
Interest income and other, net	75	59	93	71
Loss from continuing operations, before income taxes	(4,279)	(2,518)	416	1,053
Income tax provision	118	116	118	(145)
Loss from continuing operations, after income taxes	(4,397)	(2,634)	298	1,198
Income (loss) from discontinued operations, after income taxes	24	(7)	(7)	101
Net income (loss)	$(4,373)	$(2,641)	$291	$1,299
Basic and diluted earnings per share:
Income (loss) from continuing operations	$(0.09)	$(0.05)	$0.01	$0.02
Income (loss) from discontinued operations	0.00	(0.00)	(0.00)	0.00
Basic earnings (loss) per share	(0.09)	(0.05)	0.01	0.03
Diluted earnings (loss) per share	(0.09)	(0.05)	0.01	0.02

	Fiscal Year 2011 Quarter Ended
	Mar. 31, 2011	Jun. 30, 2011	Sept. 30, 2011	Dec. 31, 2011
	(in thousands, except per share data)
Statements of Operations Data:
Revenue:
Services	$9,150	$8,442	$8,532	$11,124
Software and other	3,880	5,012	3,818	3,881
Total revenue	13,030	13,454	12,350	15,005
Cost of revenue:
Cost of services	6,817	6,601	7,917	8,584
Cost of software and other	404	433	458	449
Total cost of revenue	7,221	7,034	8,375	9,033
Gross profit	5,809	6,420	3,975	5,972
Operating expenses:
Research and development	1,448	1,433	1,577	1,599
Sales and marketing	4,785	5,543	5,954	5,509
General and administrative	2,786	3,439	3,074	2,706
Amortization of intangible assets and other	83	122	330	331
Total operating expenses	9,102	10,537	10,935	10,145
Loss from operations	(3,293)	(4,117)	(6,960)	(4,173)
Interest income and other, net	150	125	96	84
Loss from continuing operations, before income taxes	(3,143)	(3,992)	(6,864)	(4,089)
Income tax provision	2	29	264	106
Loss from continuing operations, after income taxes	(3,145)	(4,021)	(7,128)	(4,195)
Income (loss) from discontinued operations, after income taxes	3	(18)	18	(154)
Net loss	$(3,142)	$(4,039)	$(7,110)	$(4,349)
Basic and diluted earnings per share:
Loss from continuing operations	$(0.07)	$(0.07)	$(0.15)	$(0.09)
Income (loss) from discontinued operations	0.00	(0.00)	0.00	(0.00)
Basic and diluted loss per share	$(0.07)	$(0.07)	$(0.15)	$(0.09)

Note 12.  Subsequent Events

On February 19, 2013, the Company entered into an agreement with Joshua Pickus, the Company’s President and Chief Executive Officer, pursuant to which Mr. Pickus sold directly to the Company on that day an aggregate 1,000,000 shares of its common stock acquired by him in a same-day exercise of fully vested options which were due to expire at the end of their seven-year term on April 6, 2013.  Under the agreement the purchase price per share was established as an amount equal to the lesser of (a) the closing price of the Company’s common stock in regular trading hours on the day of the sale as reported by Nasdaq Global Select Market less five percent (5%), or (b) the thirty-day simple moving average price of the Company’s common stock on the day of the sale.  The agreement was approved by the independent members of the Company’s Board of Directors. This share repurchase resulted in a total net cash payment of $1.8 million that will be accounted for as a reduction in the Company’s stockholders’ equity.

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

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting during the fourth quarter of 2012 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. As part of this evaluation, management established an internal control project team, engaged outside consultants and adopted a project work plan to document and assess the adequacy of our internal control over financial reporting, address any control deficiencies that were identified, and to validate through testing that the controls are functioning as documented. Based on the results of this evaluation, our management has concluded that our internal control over financial reporting was effective as of December 31, 2012 to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external reporting purposes in accordance with generally accepted accounting principles. We reviewed the results of management’s assessment with the Audit Committee of Support.com’s Board of Directors.

The effectiveness of our internal control over financial report as of December 31, 2012 has been audited by Ernst & Young LLP, an independent registered public accounting firm, as stated in their report, which is included herein.

/s/ Joshua Pickus
Joshua Pickus Chief Executive Officer and President

/s/ Shelly Schaffer
Shelly Schaffer Chief Financial Officer and Executive Vice President of Finance and Administration

Report of Independent Registered Public Accounting Firm
on Internal Control over Financial Reporting

The Board of Directors and Stockholders of
Support.com, Inc.

We have audited Support.com, Inc.’s internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Support.com, Inc.’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Report of Management on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

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

In our opinion, Support.com, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2012, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Support.com, Inc. as of December 31, 2012 and 2011, and the related consolidated statements of operations, comprehensive loss, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2012, and our report dated March 8, 2013, expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Redwood City, California
March 8, 2013

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

We have adopted a Code of Ethics and Business Conduct for Employees, Officers and Directors which is applicable to all of our directors, executive officers and employees, including our Chief Executive Officer and Chief Financial Officer (our principal executive officer and principal financial and accounting officer, respectively). The Code of Ethics and Business Conduct for Employees, Officers and Directors is available on our website at http://www.support.com/about/investor-relations/corporategovernance. A copy of the Code of Ethics and Business Conduct for Employees, Officers and Directors will be provided without charge to any person who requests it by writing to Support.com, Inc., Investor Relations, 900 Chesapeake Drive, 2nd Floor, Redwood City, CA  94063, or telephoning 1-415-445-3235. We will disclose on our website amendments to or waivers from our Code of Ethics and Business Conduct applicable to our directors or executive officers, including our Chairman, our Chief Executive Officer and our Chief Financial Officer, in accordance with all applicable laws and regulations.

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

Securities Authorized for Issuance Under Equity Compensation Plans

Equity Compensation Plan Information
As of December 31, 2012

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants, and rights (a)	Weighted-average exercise price of outstanding options, warrants, and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a) (c)
Equity Compensation Plans approved by security holders(1)	9,529,597	$3.09	2,973,924
Equity Compensation Plans not approved by security holders(2)	—	—	—
Total	9,529,597	$3.09	2,973,924	(3)

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

10.17	Amendment Number 2 to the Amended and Restated Support Services Agreement between Comcast and Support.com, effective as of January 1, 2013 (1)
10.18	Agreement Regarding Sale and Purchase of Shares between Support.com and Joshua Pickus, effective as of February 19, 2013.
10.23*	Form of Stock Option Grant Notification for Officers and Employees.
21.1	Subsidiaries of Support.com, Inc.
23.1	Consent of Independent Registered Public Accounting Firm
24.1	Power of Attorney (see the signature page of this Form 10-K)
31.1	Chief Executive Officer Section 302 Certification.
31.2	Chief Financial Officer Section 302 Certification.
32.1	Statement of the Chief Executive Officer under 18 U.S.C. § 1350(2)
32.2	Statement of the Chief Financial Officer under 18 U.S.C. § 1350(2)

*	Denotes an executive or director compensation plan or arrangement.

(1)	Confidential treatment has been requested for portions of this exhibit.

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

SIGNATURES

Pursuant to the requirements of the Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on this 8th day of March, 2013.

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

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated:

Signature	Title	Date

/s/ Joshua Pickus	Chief Executive Officer and President	March 8, 2013
Joshua Pickus	(Principal Executive Officer)

/s/ Shelly Schaffer	Chief Financial Officer and Executive Vice	March 8, 2013
Shelly Schaffer	President of Finance and Administration (Principal Financial and Accounting Officer)

/s/ Jim Stephens	Chairman of the Board of Directors	March 8, 2013
Jim Stephens

/s/ Shawn Farshchi	Director	March 8, 2013
Shawn Farshchi

/s/ Mark Fries	Director	March 8, 2013
Mark Fries

/s/ Michael Linton	Director	March 8, 2013
Michael Linton

/s/ J. Martin O’Malley	Director	March 8, 2013
J. Martin O’Malley

/s/ Toni J. Portmann	Director	March 8, 2013
Toni J. Portmann

EXHIBIT INDEX

Exhibit	Description of Document
3.1	Restated Certificate of Incorporation, as amended (incorporated by reference to Exhibit 3.1 of Support.com’s annual report on Form 10-K for the year ended December 31, 2001).
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

10.17	Amendment Number 2 to the Amended and Restated Support Services Agreement between Comcast and Support.com, effective as of January 1, 2013 (1)
10.18	Agreement Regarding Sale and Purchase of Shares between Support.com and Joshua Pickus, effective as of February 19, 2013.
10.23*	Form of Stock Option Grant Notification for Officers and Employees.

21.1	Subsidiaries of Support.com, Inc.
23.1	Consent of Independent Registered Public Accounting Firm
24.1	Power of Attorney (see the signature page of this Form 10-K)
31.1	Chief Executive Officer Section 302 Certification.
31.2	Chief Financial Officer Section 302 Certification.
32.1	Statement of the Chief Executive Officer under 18 U.S.C. § 1350(2)
32.2	Statement of the Chief Financial Officer under 18 U.S.C. § 1350(2)

*	Denotes an executive or director compensation plan or arrangement.

(1)	Confidential treatment has been requested for portions of this exhibit.

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