Form 10-Q
period 2013-03-31
Support.com, Inc.
filed 2013-05-06
CIK 1104855

UNITED STATES
 SECURITIES AND EXCHANGE COMMISSION
 Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2013

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

Commission File No. 000-30901

SUPPORT.COM, INC.
 (Exact Name of Registrant as Specified in Its Charter)

Delaware	94-3282005
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

900 Chesapeake Drive, 2nd Floor

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

On April 30, 2013, 50,260,481 shares of the Registrant’s Common Stock, $0.0001 par value, were outstanding.

SUPPORT.COM, INC.

FORM 10-Q

QUARTERLY PERIOD ENDED MARCH 31, 2013

Index

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS (UNAUDITED)

SUPPORT.COM, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands except share and per share data)

	March 31, 2013	December 31, 2012
	(Unaudited)	(1)
ASSETS
Current assets:
Cash and cash equivalents	$29,753	$30,852
Short-term investments	29,721	25,498
Accounts receivable, net	10,158	9,689
Prepaid expenses and other current assets	1,746	1,359
Total current assets	71,378	67,398
Property and equipment, net	534	591
Goodwill	14,240	14,240
Purchased technology, net	41	62
Intangible assets, net	4,440	4,775
Other assets	1,155	1,193

Total assets	$91,788	88,259

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,065	444
Accrued compensation	2,354	1,609
Other accrued liabilities	4,785	3,969
Short-term deferred revenue	6,177	6,618
Total current liabilities	14,381	12,640
Long-term deferred revenue	108	35
Other long-term liabilities	1,479	1,421
Total liabilities	15,968	14,096
Commitments and contingencies (Note 4)
Stockholders’ equity:
Common stock; par value $0.0001, 150,000,000 shares authorized; 51,348,437 issued and 50,155,839 outstanding at March 31, 2013; 50,002,587 issued and 49,809,989 outstanding at December 31, 2012	5	5
Additional paid-in capital	246,844	242,954
Treasury stock	(5,036)	(922)
Accumulated other comprehensive loss	(1,502)	(1,501)
Accumulated deficit	(164,491)	(166,373)
Total stockholders’ equity	75,820	74,163

Total liabilities and stockholders’ equity	$91,788	$88,259

(1)	Derived from the December 31, 2012 audited Consolidated Financial Statements included in the Annual Report on Form10-K, as filed with the Securities and Exchange Commission on March 8, 2013.

See accompanying notes.

Index

SUPPORT.COM, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share amounts)
(Unaudited)

	Three Months Ended March 31,
	2013	2012
Revenue:
Services	$16,446	$13,765
Software and other	3,756	3,823
Total revenue	20,202	17,588
Cost of revenue:
Cost of services	9,310	10,291
Cost of software and other	307	470
Total cost of revenue	9,617	10,761
Gross profit	10,585	6,827
Operating expenses:
Research and development	1,588	1,770
Sales and marketing	3,936	6,130
General and administrative	2,763	2,914
Amortization of intangible assets and other	335	367
Total operating expenses	8,622	11,181
Income (loss) from operations	1,963	(4,354)
Interest income and other, net	73	75
Income (loss) from continuing operations, before income taxes	2,036	(4,279)
Income tax provision	149	118
Income (loss) from continuing operations, after income taxes	1,887	(4,397)
Income (loss) from discontinued operations, after income taxes	(5)	24
Net income (loss)	$1,882	$(4,373)

Basic and diluted earnings per share:
Income (loss) from continuing operations	$0.04	$(0.09)
Income (loss) from discontinued operations	(0.00)	0.00
Basic and diluted net (loss) per share	$0.04	$(0.09)
Shares used in computing basic net income (loss) per share	50,085	48,418
Shares used in computing diluted net income (loss) per share	52,141	48,418

See accompanying notes.

Index

SUPPORT.COM, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(in thousands)
(Unaudited)

	Three Months Ended March 31,
	2013	2012

Net income (loss)	$1,882	$(4,373)

Other comprehensive income (loss):
Change in foreign currency translation adjustment	13	67
Change in net unrealized gain (loss) on investments	(14)	127
Other comprehensive income (loss)	(1)	194

Comprehensive income (loss)	$1,881	$(4,179)

See accompanying notes.

Index

SUPPORT.COM, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)
(Unaudited)

	Three Months Ended March 31,
	2013	2012
Operating Activities:
Net income (loss)	$1,882	$(4,373)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation	97	132
Amortization of premiums and discounts on investments	156	139
Amortization of purchased technology	21	20
Amortization of intangible assets and other	335	367
Stock-based compensation	796	995
Changes in assets and liabilities:
Accounts receivable, net	(469)	1,428
Prepaid expenses and other current assets	(388)	(355)
Other long-term assets	36	(199)
Accounts payable	621	(531)
Accrued compensation	744	1,057
Other accrued liabilities	815	860
Other long-term liabilities	74	49
Deferred revenue	(368)	46
Net cash provided by (used in) operating activities	4,352	(365)

Investing Activities:
Purchases of property and equipment	(38)	(70)
Acquisition of business	—	(1,327)
Purchases of investments	(10,874)	(15,161)
Maturities of investments	6,481	13,895
Net cash used in investing activities	(4,431)	(2,663)

Financing Activities:
Proceeds from issuances of common stock	3,094	261
Repurchase of common stock	(4,114)	—
Net cash provided by (used in) financing activities	(1,020)	261
Net decrease in cash and cash equivalents	(1,099)	(2,767)
Effect of exchange rate changes on cash and cash equivalents	—	88
Cash and cash equivalents at beginning of period	30,852	22,159
Cash and cash equivalents at end of period	$29,753	$19,480

Supplemental schedule of cash flow information:
Income taxes paid	$17	$104

See accompanying notes.

Index

SUPPORT.COM, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 1. Significant Accounting Policies

Basis of Presentation

The accompanying unaudited interim condensed consolidated financial statements include the accounts of Support.com, Inc. (the “Company”, “Support.com”, “We” or “Our”) and its wholly owned subsidiaries. All intercompany balances and transactions have been eliminated. The condensed consolidated balance sheet as of March 31, 2013 and the consolidated statements of operations and comprehensive income (loss) for the three months ended March 31, 2013 and 2012 and the consolidated statements of cash flows for the three months ended March 31, 2013 and 2012 are unaudited. In the opinion of management, these unaudited interim condensed consolidated financial statements reflect all adjustments (consisting of normal recurring adjustments) that are necessary for a fair presentation of the results for, and as of, the periods shown. The results of operations for such periods are not necessarily indicative of the results expected for the full fiscal year or for any future period. The condensed consolidated balance sheet information as of December 31, 2012 is derived from audited financial statements as of that date. These financial statements have been prepared based upon Securities and Exchange Commission (“SEC”) rules that permit reduced disclosure for interim periods. For a more complete discussion of significant accounting policies and certain other information, these unaudited interim condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2012, filed with the SEC on March 8, 2013.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the condensed consolidated financial statements and accompanying notes.  The accounting estimates that require management’s most significant, difficult and subjective judgments include accounting for revenue recognition, the valuation and recognition of investments, the assessment of recoverability of intangible assets and their estimated useful lives, the valuations and recognition of stock-based compensation and the recognition and measurement of current and deferred income tax assets and liabilities.  Actual results could differ materially from these estimates.

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

Index

We offer services to consumers and small businesses, primarily through our channel partners (which include broadband service providers, retailers, technology companies and others) and to a lesser degree directly through our website at www.support.com. We transact with customers via reseller programs, referral programs and direct transactions. In reseller programs, the channel partner generally executes the financial transactions with the consumer and pays a fee to us which we recognize as revenue when the service is delivered. In referral programs, we transact with the consumer directly and pay a referral fee to the referring party. Referral fees are generally expensed in the period in which revenues are recognized. In such instances, since we are the transacting party and bear substantially all risks associated with the transaction, we record the gross amount of revenue. In direct transactions, we sell directly to the customer at the retail price.

The services described above are of three types for revenue recognition purposes:

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

In certain cases, we are paid for services that are sold but not yet delivered. We initially record such balances as deferred revenue, and recognize revenue when the service has been provided or, on the non-subscription portion of these balances, when the likelihood of the service being redeemed by the customer is remote (“services breakage”). Based on our historical redemption patterns for these relationships, we believe that the likelihood of a service being delivered more than 90 days after sale is remote.  We therefore recognize non-subscription deferred revenue balances older than 90 days as services revenue. For the three months ended March 31, 2013 and 2012, services breakage revenue was immaterial, and accounted for approximately 1% and 2% of our total revenue, respectively.

Channel partners are generally invoiced monthly. Fees from consumers via referral programs and direct transactions are generally paid with a credit card at the time of sale. Revenue is recognized net of any applicable sales tax.

We generally provide a refund period on services, during which refunds may be granted to customers under certain circumstances, including inability to resolve certain support issues. For our channel sales, the refund period varies by partner, but is generally between 5 and 14 days. For referral programs and direct transactions, the refund period is generally 5 days. For all channels, we recognize revenue net of refunds and cancellations during the period. Refunds and cancellations have not been material.

Services revenue also includes fees from implementation services of our Nexus Service Delivery Platform (“Nexus platform”), typically covering integration to other customer systems. We generally charge for these services on a time and material basis.

Software and Other Revenue

Software and other revenue is comprised primarily of fees for end-user software products provided through direct customer downloads and through the sale of this software via channel partners. Our software is sold to consumers as a perpetual license or as a fixed period subscription. We act as the primary obligor and generally control fulfillment, pricing, product requirements, and collection risk and therefore we record the gross amount of revenue. We provide a 30-day money back guarantee for the majority of our end-user software products.

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

Software and other revenue also includes fees from licensing of our Nexus platform.  In such arrangements, customers receive a right to use our platform in their own technology support organization. We license the Nexus platform using a software-as-a-service model under which customers cannot take possession of the technology and pay us on a per-user per-month basis during the term of the arrangement. Revenue from licensing of our Nexus platform was approximately 5% of software and other revenue in the three months ended March 31, 2013.

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

Our cash equivalents and short-term investments are classified as available-for-sale, and are reported at fair value with unrealized gains/losses included in accumulated other comprehensive income within stockholders’ equity on the condensed consolidated balance sheets. We view our available-for-sale portfolio as available for use in our current operations, and therefore we present our marketable securities as short-term assets.

We monitor our investments for impairment on a quarterly basis and determine whether a decline in fair value is other-than-temporary by considering factors such as current economic and market conditions, the credit rating of the security’s issuer, the length of time an investment’s fair value has been below our carrying value, the Company’s intent to sell the security and the Company’s belief that it will not be required to sell the security before the recovery of its amortized cost. If an investment’s decline in fair value is deemed to be other-than-temporary, we reduce its carrying value to its estimated fair value, as determined based on quoted market prices or liquidation values. Declines in value judged to be other-than-temporary, if any, are recorded in operations as incurred. At March 31, 2013, we evaluated our unrealized gains/losses on available-for-sale securities and determined them to be temporary. We currently do not intend to sell securities with unrealized losses and we concluded that we will not be required to sell these securities before the recovery of their amortized cost basis. At March 31, 2013 and December 31, 2012, the fair value of cash, cash equivalents and investments was $59.5 million and $56.4 million, respectively.

The following is a summary of cash, cash equivalents and investments at March 31, 2013 and December 31, 2012 (in thousands):

As of March 31, 2013	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value

Cash	$13,164	$—	$—	$13,164
Money market funds	14,437	—	—	14,437
Certificates of deposits	1,160	—	—	1,160
Commercial paper	3,247	1	(1)	3,247
Corporate notes and bonds	25,770	5	(19)	25,756
Municipal securities	201	—	—	201
U.S. government agency securities	1,509	—	—	1,509
	$59,488	$6	$(20)	$59,474

Classified as:

Cash and cash equivalents	$29,753	$—	$—	$29,753
Short-term investments	29,735	6	(20)	29,721
	$59,488	$6	$(20)	$59,474

Index

As of December 31, 2012	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value

Cash	$11,116	$—	$—	$11,116
Money market funds	17,235	—	—	17,235
Certificates of deposits	1,880	—	(1)	1,879
Commercial paper	5,745	1	(1)	5,745
Corporate notes and bonds	20,172	7	(6)	20,173
U.S. government agency securities	202	—	—	202
	$56,350	$8	$(8)	$56,350

Classified as:

Cash and cash equivalents	$30,853	$—	$(1)	$30,852
Short-term investments	25,497	8	(7)	25,498
	$56,350	$8	$(8)	$56,350

The following table summarizes the estimated fair value of our available-for-sale securities classified by the stated maturity date of the security (in thousands):

	March 31, 2013	December 31, 2012
Due within one year	$27,934	$23,885
Due within two years	1,787	1,613
	$29,721	$25,498

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

Index

In accordance with ASC 820, the following table represents our fair value hierarchy for our financial assets (cash equivalents and investments) measured at fair value on a recurring basis as of March 31, 2013 and December 31, 2012 (in thousands):

As of March 31, 2013	Level 1	Level 2	Level 3	Total
Money market funds	$14,437	$—	$—	$14,437
Certificates of deposits	1,160	—	—	1,160
Commercial paper	—	3,247	—	3,247
Corporate notes and bonds	—	25,756	—	25,756
Municipal securities	—	201	—	201
U.S. government agency securities	—	1,509	—	1,509
Total	$15,597	$30,713	$—	$46,310

As of December 31, 2012	Level 1	Level 2	Level 3	Total
Money market funds	$17,235	$—	$—	$17,235
Certificates of deposits	1,879	—	—	1,879
Commercial paper	—	5,745	—	5,745
Corporate notes and bonds	—	20,173	—	20,173
U.S. government agency securities	—	202	—	202
Total	$19,114	$26,120	$—	$45,234

For marketable securities, measured at fair value using Level 2 inputs, we review trading activity and pricing for these investments as of the measurement date. When sufficient quoted pricing for identical securities is not available, we use market pricing and other observable market inputs for similar securities obtained from various third-party data providers. These inputs either represent quoted prices for similar assets in active markets or have been derived from observable market data.  There have been no transfers between Level 1 and Level 2 measurements during the three months ended March 31, 2013.

Concentrations of Credit Risk

Financial instruments that potentially subject us to concentrations of credit risk consist principally of cash equivalents, investments and trade accounts receivable. Our investment portfolio consists of investment grade securities. Except for obligations of the United States government and securities issued by agencies of the United States government, we diversify our investments by limiting our holdings with any individual issuer. We are exposed to credit risks in the event of default by the issuers to the extent of the amount recorded on the consolidated balance sheets. The credit risk in our trade accounts receivable is substantially mitigated by our evaluation of the customers’ financial conditions at the time we enter into business and reasonably short payment terms.

For the three months ended March 31, 2013, Comcast (44%) and OfficeMax (12%) accounted for 10% or more of our total revenue.  For the three months ended March 31, 2012, Comcast (27%), Office Depot (17%), OfficeMax (14%) and Staples (11%) accounted for 10% or more of our total revenue.  There were no other customers that accounted for 10% or more of total revenue for the three months ended March 31, 2013 and 2012.

The credit risk in our trade accounts receivable is substantially mitigated by our evaluation of the customers’ financial conditions at the time we enter into business and reasonably short payment terms.  As of March 31, 2013, Comcast (52%) and OfficeMax (13%) accounted for 10% or more of our total accounts receivable. As of December 31, 2012, Comcast (52%) and OfficeMax (10%) accounted for 10% or more of our total accounts receivable. There were no other customers accounted for 10% or more of our total accounts receivable as of March 31, 2013 and December 31, 2012.

Trade Accounts Receivable and Allowance for Doubtful Accounts

Trade accounts receivable are recorded at the invoiced amount. We perform evaluations of our customers’ financial condition and generally do not require collateral. We make judgments as to our ability to collect outstanding receivables and provide allowances when collection becomes doubtful.  Reserves are made based upon a specific review of all significant outstanding invoices. For those invoices not specifically provided for, reserves are recorded at differing rates, based upon the age of the receivable. In determining these rates, we analyze our historical collection experience and current payment trends. The determination of past-due accounts is based on contractual terms.  At March 31, 2013 and December 31, 2012, we had an allowance for doubtful accounts of zero and $2,000, respectively.

Index

Accumulated Other Comprehensive Loss

The components of accumulated other comprehensive loss relate entirely to accumulated foreign currency translation losses associated with our foreign subsidiaries and unrealized gains (losses) on investments. Accumulated currency translation losses were $1.5 million as of March 31, 2013 and December 31, 2012, and accumulated unrealized gains (losses) on investments were ($14,000) and zero as of March 31, 2013 and December 31, 2012, respectively.

The amounts noted in the consolidated statements of comprehensive income (loss) are shown before taking into account the related income tax impact.  The income tax effect allocated to each component of other comprehensive income for each of the periods presented is not significant.

Stock-Based Compensation

We apply the provisions of ASC 718, Compensation - Stock Compensation, which requires the measurement and recognition of compensation expense for all stock-based payment awards, including grants of stock, restricted stock awards and options to purchase stock, made to employees and directors based on estimated fair values.

The fair value of our stock-based awards was estimated using the following weighted average assumptions for the three months ended March 31, 2013 and 2012:

	Stock Option Plan		Employee Stock Purchase Plan
	Three Months Ended March 31,
	2013	2012	2013	2012
Risk-free interest rate	0.6%	0.6%	0.1%	0.04%
Expected term (in years)	3.7	3.6	0.5	0.5
Volatility	56.5%	57.5%	53.6%	75.3%
Expected dividend	0%	0%	0%	0%
Weighted average grant-date fair value	$1.75	$0.98	$1.30	$0.77

We recorded the following stock-based compensation expense for the three months ended March 31, 2013 and 2012 (in thousands):

	Three Months Ended March 31,
	2013	2012
Stock-based compensation expense related to grants of:
Stock options	$657	$980
Employee Stock Purchase Plan (“ESPP”)	28	15
Restricted stock units (“RSUs”)	111	—
	$796	$995
Stock-based compensation expense recognized in:
Cost of service	$92	$93
Cost of software and other	3	10
Research and development	209	286
Sales and marketing	108	138
General and administrative	384	468
	$796	$995

Earnings (Loss) Per Share

Basic earnings (loss) per share is computed using our net income (loss) and the weighted average number of common shares outstanding during the reporting period. Diluted earnings (loss) per share is computed using our net income (loss) and the weighted average number of common shares outstanding, including the effect of the potential issuance of common stock such as stock issuable pursuant to the exercise of stock options and vesting of RSUs using the treasury stock method when dilutive.   For the three months ended March 31, 2012, 693,000 outstanding options were excluded from the computation of diluted loss per share since their effect would have been anti-dilutive. For the three months ended March 31, 2013 and 2012, we excluded 2.6 million and 3.4 million outstanding weighted average stock options, respectively, from the calculation of diluted earnings per common share because the exercise prices of these stock options were greater than or equal to the average market value of the common stock. These stock options could be included in the calculation in the future if the average market value of the common stock increases and is greater than the exercise price of these stock options.

Index

The following table sets forth the computation of basic and diluted earnings (loss) per share (in thousands, except per share amounts):

	Three months ended March 31,
	2013	2012
Net income (loss)	$1,882	$(4,373)
Basic:
Weighted-average shares of common stock outstanding	50,085	48,418
Shares used in computing basic earnings (loss) per share	50,085	48,418
Basic earnings (loss) per share	$0.04	$(0.09)
Diluted:
Weighted-average shares of common stock outstanding	50,085	48,418
Add: Common equivalent shares outstanding	2,056	—
Shares used in computing diluted earnings (loss) per share	52,141	48,418
Diluted earnings (loss) per share	$0.04	$(0.09)

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

We generally agree to indemnify our customers against legal claims that our end-user software products infringe certain third-party intellectual property rights.  As of March 31, 2013, we have not been required to make any payment resulting from infringement claims asserted against our customers and have not recorded any related accruals.

Recent Accounting Pronouncements

In February 2013, the FASB issued Accounting Standards Update 2013-02, “Other Comprehensive Income (Topic 220)”. The objective of this Update is to improve the reporting of reclassifications out of accumulated other comprehensive income. The amendments in this Update seek to attain that objective by requiring an entity to report the effect of significant reclassifications out of accumulated other comprehensive income on the respective line items in net income if the amount being reclassified is required under U.S. generally accepted accounting principles (“GAAP”) to be reclassified in its entirety to net income in the same reporting period. For other amounts that are not required under U.S. GAAP to be reclassified in their entirety to net income in the same reporting period, an entity is required to cross-reference other disclosures required under U.S. GAAP that provide additional detail about those amounts. This update is effective beginning January 1, 2013. Since this update only impacts presentation and disclosure requirements, its adoption will not have a material impact on the Company’s consolidated results of operations or financial condition.

In February 2013, the FASB issued updates concerning parent's accounting for the cumulative translation adjustment upon de-recognition of certain subsidiaries of groups of assets within a foreign entity or of an investment in a foreign entity. This update provides for the release of the cumulative translation adjustment into net income when a parent sells a part or all of its investment within a foreign entity, no longer holds a controlling interest in an investment in a foreign entity or obtains control of an investment in a foreign entity that was previously recognized as an equity method investment (step acquisition). We are required to adopt this standard prospectively for the first quarter of 2014; however, the Company does not expect that the adoption of this standard will have significant impact on the Company’s consolidated financial statements.

Index

Note 2. Warrants

On October 25, 2010, we entered into a Support Services Agreement (the “Customer Agreement”) with Comcast Cable Communications Management, LLC (“Comcast”) under which Support.com provides technology support services to customers of Comcast in exchange for fees. In connection with the Customer Agreement, Support.com and Comcast entered into a Warrant Agreement, under which Support.com agreed to issue to Comcast warrants to purchase up to 975,000 shares of Support.com common stock in the future in the event that Comcast meets specified sales milestones under the Customer Agreement. Each warrant, if issued, will have an exercise price per share of $4.9498 and a term of three years from issuance.  On September 27, 2011, the Company and Comcast amended the Warrant Agreement to extend the expiration date for the performance milestones while maintaining the previously agreed revenue thresholds. The warrants will be valued as they are earned, and the resulting value will be recorded as a charge against revenue in the period in which the performance milestone is met and the warrant is earned. As of March 31, 2013, none of the performance milestones have been met, and therefore no warrants have been issued.  Consequently, the Company has not recorded any warrant-related charges against its revenue for any period through March 31, 2013.

Note 3. Income Taxes

We recorded an income tax provision of $149,000 and $118,000 for the three months ended March 31, 2013 and 2012, respectively.  The provision for income taxes is comprised of estimates of current taxes due in domestic and foreign jurisdictions.  This provision reflects tax expense associated with state income tax, foreign taxes, and tax expense related to the recording of a deferred tax liability that results from the amortization for income tax purposes of acquisition-related goodwill.

When goodwill is amortizable for tax purposes, a deferred tax liability is recorded as the tax deduction is realized, which will not be reversed unless and until the goodwill is disposed of or impaired.  We will continue to record an income tax expense related to the amortization of goodwill as part of the annual effective tax rate each quarter unless and until such disposition or impairment occurs.

As of March 31, 2013, our deferred tax assets are fully offset by a valuation allowance except in those jurisdictions where it is determined that a valuation allowance is not required. ASC 740, Income Taxes, provides for the recognition of deferred tax assets if realization of such assets is more likely than not. Based upon the weight of available evidence, which includes historical operating performance, reported cumulative net losses since inception and difficulty in accurately forecasting our future results, we provided a full valuation allowance against our net U.S. deferred tax assets and a partial valuation allowance against our foreign deferred tax assets.  We reassess the need for our valuation allowance on a quarterly basis. If it is later determined that a portion or all of the valuation allowance is not required it generally will be a benefit to the income tax provision in the period such determination is made.

Note 4. Commitments and Contingencies

Tax contingencies

We are required to make periodic filings in the jurisdictions where we are deemed to have a presence for tax purposes. We have undergone audits in the past and have paid assessments arising from these audits. Our India entity was issued notices of income tax assessment pertaining to the 2004-2005, 2005-2006, 2006-2007 , 2007-2008 and 2008-2009 fiscal years.  The notices claimed that the transfer price used in our inter-company agreements with our India entity was too low, and that the price should be increased.  We believe our current transfer pricing position is more likely than not to be sustained.  We believe that this will be resolved through the normal judicial appeal process used in India, and have submitted our case to the court.

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

Index

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

Guarantees

We have identified guarantees in accordance with ASC 450, Contingencies. This guidance stipulates that an entity must recognize an initial liability for the fair value, or market value, of the obligation it assumes under the guarantee at the time it issues such a guarantee, and must disclose that information in its interim and annual financial statements. We have entered into various service level agreements with our channel partners, in which we may guarantee the maintenance of certain service level thresholds. Under some circumstances, if we do not meet these thresholds, we may be liable for certain financial costs. We evaluate costs for such guarantees under the provisions of ASC 450. We consider such factors as the degree of probability that we would be required to satisfy the liability associated with the guarantee and the ability to make a reasonable estimate of the resulting cost. During the three months ended March 31, 2013, we incurred immaterial costs as a result of such obligations. We have not accrued any liabilities related to such obligations in the condensed consolidated financial statements as of March 31, 2013 and December 31, 2012.

Note 5. Business Combination

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

Index

We paid a total of $1.4 million in cash including $300,000 held in escrow against payment of a milestone-based earn-out.  The earn-out consisted of two criteria-based milestones that were met by specific dates through 2012.  The probability-weighted fair value of the $300,000 payment was $277,000.  As a result, we recorded the $23,000 difference as other current assets on our condensed consolidated balance sheets.  The balance of this asset was zero at December 31, 2012 since all criteria-based milestones have been achieved.

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

Note 6.  Intangible Assets

Amortization of intangible assets and other for the three months ended March 31, 2013 and 2012 were $335,000 and $367,000, respectively.

Index

The following table summarizes the components of intangible assets (in thousands):

	Non-compete	Partner Relationships	Customer Base	Technology Rights	Tradenames	Indefinite Life Intangibles	Total
As of March 31, 2013
Gross carrying value	$593	$145	$641	$5,330	$760	$250	$7,719
Accumulated amortization	(439)	(145)	(270)	(1,949)	(476)	—	(3,279)
Net carrying value	$154	$—	$371	$3,381	$284	$250	$4,440

As of December 31, 2012
Gross carrying value	$593	$145	$641	$5,330	$760	$250	$7,719
Accumulated amortization	(426)	(145)	(239)	(1,700)	(434)	—	(2,944)
Net carrying value	$167	$—	$402	$3,630	$326	$250	$4,775

In December 2006, we acquired the use of a toll-free telephone number for cash consideration of $250,000.  This asset has an indefinite useful life.

The estimated future amortization expense of intangible assets, with the exception of the indefinite-life intangible assets as of March 31, 2013 is as follows (in thousands):

Fiscal Year	Amount
2013 (April-December)	$986
2014	1,091
2015	1,069
2016	1,028
2017	16
Total	$4,190

Weighted average remaining useful life	3.59 years

The following table summarizes the components of purchased technology (in thousands):

	As of March 31, 2013	As of December 31, 2012
Purchased technology	$350	$350
Accumulated amortization	(309)	(288)
Total purchased technology, net	$41	$62

The estimated future amortization expense of purchased technology as of March 31, 2013 is $41,000.  The remaining useful life of purchased technology is 0.5 year.

Note 7. Other Accrued Liabilities

Other accrued liabilities consist of the following (in thousands):

	March 31, 2013	December 31, 2012
Accrued expenses	$2,714	$2,421
Customer deposits	1,627	997
Other accrued liabilities	444	551
Total other accrued liabilities	$4,785	$3,969

Index

Note 8. Stockholder’s Equity

The following table represents the stock option activity for the three months ended March 31, 2013:

	Number of Shares	Weighted Average Exercise Price per Share	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value (in thousands)
Outstanding options at December 31, 2012	9,529,597	$3.05	3.63	$12,595
Granted	97,400	$4.17
Exercised	(1,327,850)	$2.33
Forfeited	(52,771)	$4.90
Outstanding options at March 31, 2013	8,246,376	$3.17	3.86	$10,204
Options vested and expected to vest	8,179,531	$3.16	3.84	$10,154
Exercisable at March 31, 2013	6,027,022	$3.07	3.24	$7,743

The aggregate intrinsic value in the table above represents the total pre-tax intrinsic value that would have been received by the option holders had they all exercised their options on March 31, 2013. This amount changes based on the fair market value of our stock. During the three months ended March 31, 2013 and 2012, the aggregate intrinsic value of options exercised under our stock option plans was $2.4 million and $89,000 respectively. Total fair value of options vested during the three months ended March 31, 2013 and 2012 was $471,000 and $1.0 million, respectively.

At March 31, 2013, there was $2.6 million of unrecognized compensation cost related to existing options outstanding which is expected to be recognized over a weighted average period of 1.7 years.

Employee Stock Purchase Plan

In the second quarter of 2011, to advance the interests of the Company and its stockholders by providing an incentive to attract, retain and reward eligible employees and by motivating such persons to contribute to the growth and profitability of the Company, the Company’s Board of Directors and stockholders approved an ESPP and reserved 1,000,000 shares of our common stock for issuance effective as of May 15, 2011. The ESPP continues in effect for ten (10) years from its effective date unless terminated earlier by the Company. The ESPP consists of six-month offering periods during which employees may enroll in the plan.  The purchase price on each purchase date shall not be less than eighty-five percent (85%) of the lesser of (a) the fair market value of a share of stock on the offering date of the offering period or (b) the fair market value of a share of stock on the purchase date.  During the three months ended March 31, 2013, no shares were granted under ESPP.

Restricted Stock Units

On May 23, 2012, the Board of Directors of the Company approved, based on recommendations of the Compensation Committee, a grant of 98,363 RSUs to non-employee directors based on a fair market value of $2.82 per share which represents the closing price of the Company’s common stock on the Nasdaq Global Select Market (“Nasdaq”) on May 23, 2012.  These RSUs vest upon the first anniversary of the grant date.

During the first quarter of 2013, the Company’s Compensation Committee approved the grant of RSUs to certain key executives. The RSUs granted to these executives included (i) 249,750 time-based RSUs that vest over a required service period of three years, and (ii)  399,750 performance-based RSUs contingent upon a required service period of three years and as well as the Company’s achievement of specified annual performance targets for fiscal year 2013. We measured the grant-date fair value of the performance-based RSUs based upon the closing price of the Company’s common stock on the Nasdaq as of the grant date. We expense the fair value of the performance-based RSUs that are probable of being earned based on our forecasted annual performance for fiscal year 2013.

Index

At March 31, 2013, there was $1.7 million of unrecognized compensation cost related to RSUs which is expected to be recognized over a weighted average period of 2.02 years.

Stock Repurchase Program

On April 27, 2005, our Board of Directors authorized the repurchase of up to 2,000,000 outstanding shares of our common stock. As of March 31, 2013 the maximum number of shares remaining that can be repurchased under this program was 1,807,402. The Company does not intend to repurchase shares without a further approval from its Board of Directors.

Repurchaseof Shares

On February 19, 2013, the Company entered into an agreement with Joshua Pickus, the Company’s President and Chief Executive Officer, pursuant to which Mr. Pickus sold directly to the Company on that day an aggregate 1,000,000 shares of its common stock acquired by him in a same-day exercise of fully vested options which were due to expire at the end of their seven-year term on April 6, 2013.  Under the agreement, the purchase price per share was established as an amount equal to the lesser of (a) the closing price of the Company’s common stock in regular trading hours on the day of the sale as reported by Nasdaq less 5%, or (b) the thirty-day simple moving average price of the Company’s common stock on the day of the sale.  This formula produced a purchase price per share of $4.114, less the aggregate strike price due on exercise of the options underlying the repurchased shares of $2.32 per share, which then resulted in a net cash outlay by the Company to acquire the shares of approximately $1.8 million (or $1.794 per share). The agreement was approved by the independent members of the Company’s Board of Directors. The share repurchase amounted to $4.1 million and is classified under treasury stock within stockholders’ equity of the condensed consolidated balance sheets.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion of our financial condition and results of operations should be read in conjunction with our condensed consolidated financial statements and the related notes included elsewhere in this Form 10-Q (the “Report”) and the section entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the consolidated financial statements and related notes included in our Annual Report on Form 10-K for the year ended December 31, 2012. The following discussion includes forward-looking statements. Please see “Risk Factors” in Item 1A of this Report for important information to consider when evaluating these statements.

Overview

Support.com is a leading provider of cloud-based services and software designed to enhance a customer’s experience with technology. We enable leading brands to offer technology service programs that create new revenue streams and deepen customer relationships. We also help technology organizations to reduce costs, improve problem resolution and enhance the customer experience. Our solutions include the cloud-based Nexus® Service Delivery Platform (“Nexus platform”), a scalable workforce of technology specialists, mobile and desktop applications for end-users and proven expertise in program design and execution.

Index

We market our services primarily through channel partners. Our partners include leading communications providers, retailers, technology companies and others. We recently began licensing our Nexus platform separately from services provided by our technology specialists.  We market our end-user software products directly, principally online, and through partners. Our sales and marketing efforts are primarily focused in North America.

Total revenue for the first quarter of 2013 increased 15% year-over-year.  Revenue from services increased 19% year-over-year primarily due to growth in our channel programs. Revenue from software and other remained relatively consistent year-over-year.

Cost of services for the first quarter of 2013 decreased 10% year-over-year as a result of improved operational processes, refinements to service delivery methodology and further technology enablement. Cost of software and other for the first quarter of 2013 decreased 35% year-over-year due to lower royalty rate payments to third-party developers.  Total gross margin improved from 38% to 52% year-over-year.

Operating expenses for the three months ended March 31, 2013 decreased 23% from the same period in 2012, driven by a reduction in the contact center sales agent workforce completed at the end of the second quarter of 2012.

We intend the following discussion of our financial condition and results of operations to provide information that will assist in understanding our consolidated financial statements, the changes in certain key items in those consolidated financial statements from year to year, and the primary factors that accounted for those changes, as well as how certain accounting principles, policies and estimates affect our consolidated financial statements.

 Critical Accounting Policies and Estimates

In preparing our interim consolidated financial statements, we make estimates, assumptions and judgments that can have a significant impact on our net revenue, operating income or loss and net income or loss, as well as on the value of certain assets and liabilities on our condensed consolidated balance sheet. We believe that the estimates, assumptions and judgments involved in the accounting policies described in Management’s Discussion and Analysis of Financial Condition and Results of Operations in Item 7 of our Annual Report on Form 10-K for the fiscal year ended December 31, 2012 have the greatest potential impact on our condensed consolidated financial statements, so we consider them to be our critical accounting policies and estimates.  There have been no significant changes in these critical accounting policies and estimates during the three months ended March 31, 2013.

 RESULTS OF OPERATIONS

The following table sets forth the results of operations for the three months ended March 31, 2013 and 2012 expressed as a percentage of total revenue.

	Three Months Ended March 31,
	2013	2012
Revenue:
Services	81%	78%
Software and other	19	22

Total revenue	100	100

Costs of revenue:
Cost of services	46	59
Cost of software and other	2	3
Total cost of revenue	48	62
Gross profit	52	38
Operating expenses:
Research and development	8	10
Sales and marketing	19	35
General and administrative	14	17
Amortization of intangible assets and other	2	2

Total operating expenses	43	64

Income (loss) from operations	10	(26)
Interest income and other, net	—	—

Income (loss) from continuing operations, before income taxes	10	(26)
Income tax provision	1	1
Income (loss) from continuing operations, after income taxes	9	(25)
Income from discontinued operations, after income taxes	—	—

Net income (loss)	9%	(25	) %

Index

Three Months Ended March 31, 2013 and 2012

REVENUE

	Three Months
	Ended
	March 31,		$	%
In thousands, except percentages	2013	2012	Change	Change

Services	$16,446	$13,765	$2,681	19%
Software and other	3,756	3,823	(67)	(2	) %
Total revenue	$20,202	$17,588	$2,614	15%

Services. Services revenue consists primarily of fees for technology services generated from our channel partners.  We provide these services remotely, generally using service delivery personnel who utilize our proprietary technology to deliver the services.  Services revenue for the three months ended March 31, 2013 increased by $2.7 million from the same period in 2012.  The increase was due primarily to growth in our channel programs.  For the three months ended March 31, 2013, services revenue generated from our channel partnerships was $15.6 million compared to $12.9 million for the same period in 2012.  Direct services revenue was $850,000 for the three months ended March 31, 2013 compared to $878,000 for the same period in 2012.

Software and other. Software and other revenue is comprised primarily of fees for end-user software products provided through direct customer downloads, and, to a lesser extent, through the sale of this software via channel partners and licensing of our Nexus platform. Software and other revenue declined by 2% for the first quarter of 2013 compared to same quarter in 2012.  For the three months ended March 31, 2013, software revenue and other generated from our direct sales was $2.2 million compared to $2.3 million for the same period in 2012. Software revenue and other generated from our channel partnerships was $1.5 million for the three months ended March 31, 2013 and 2012.  Additionally, revenue from the licensing of our Nexus platform contributed to software and other revenue for the first time in the three months ended March 31, 2013.

Index

COSTS OF REVENUE

	Three Months
	Ended
	March 31,		$	%
In thousands, except percentages	2013	2012	Change	Change

Cost of services	$9,310	$10,291	$(981)	(10)%
Cost of software and other	307	470	(163)	(35	) %
Total cost of revenue	$9,617	$10,761	$(1,144)	(11)%

Cost of services.  Cost of services consists primarily of compensation costs and contractor expenses for people providing services, technology and telecommunication expenses related to the delivery of services and other personnel-related expenses in service delivery.  The decrease of $981,000 million in cost of services for the three months ended March 31, 2013 compared to the same period in 2012 was mainly driven by improved operational processes, refinements to service delivery methodology and further technology enablement.

Cost of software and other.  Cost of software and other fees consists primarily of third-party royalty fees for our end-user software products.  Certain of these products were developed using third-party research and development resources, and the third party receives royalty payments on sales of products it developed.  The decrease for the three months ended March 2013 over the same period in 2012 was primarily due to a reduction of third-party royalty fees as the Company reduced the reliance on third-party software products.

OPERATING EXPENSES

	Three Months
	Ended
	March 31,		$	%
In thousands, except percentages	2013	2012	Change	Change

Research and development	$1,588	$1,770	$(182)	(10	) %
Sales and marketing	$3,936	$6,130	$(2,194)	(36	) %
General and administrative	$2,763	$2,914	$(151)	(5	) %

Research and development.  Research and development expense consists primarily of compensation costs, third-party consulting expenses and related overhead costs for research and development personnel. Research and development costs are expensed as they are incurred.  The decrease of $182,000 for the three months ended March 31, 2013 as compared to the same period in 2012 resulted from a decrease in compensation costs.

Sales and marketing.  Sales and marketing expense consists primarily of compensation costs, including salaries and sales commissions for contact center sales agents and business development, program management and marketing personnel, as well as expenses for lead generation and promotional activities, including public relations, advertising and marketing.  The decrease of $2.2 million in sales and marketing expense for the three months ended March 31, 2013 compared to for the same period in 2012 resulted  from a reduction in the contact center sales agent workforce completed at the end of the second quarter of 2012.

General and administrative.  General and administrative expense consists primarily of compensation costs and related overhead costs for administrative personnel and professional fees for legal, accounting and other professional services. The decrease of $151,000 in general and administrative expense for three months ended March 31, 2013 as compared to the same period in 2012 was primarily  related to lower stock-based compensation expense due to stock options for which the vesting term ended in the third quarter of 2012.

Amortization of Intangible Assets and Other

	Three Months
	Ended
	March 31,		$	%
In thousands, except percentages	2013	2012	Change	Change

Amortization of intangible assets and other	$335	$367	$(32)	(9	) %

Index

INTEREST INCOME AND OTHER, NET
	Three Months
	Ended
	March 31,		$	%
In thousands, except percentages	2013	2012	Change	Change

Interest and other, net	$73	$75	$(2)	(3	) %

INCOME TAX PROVISION

	Three Months
	Ended
	March 31,		$	%
In thousands, except percentages	2013	2012	Change	Change

Income tax provision	$149	$118	$31	26%

The provision for income taxes is comprised of estimates of current taxes due in domestic and foreign jurisdictions.    For the three months ended March 31, 2013 and 2012, income tax provision primarily consisted of state income tax, foreign taxes, and tax expense related to the recording of a deferred tax liability that results from the amortization for income tax purposes of acquisition-related goodwill.

The increase in the income tax provision from 2012 to 2013 was primarily due to tax expense related to increase in state and foreign income taxes.

 LIQUIDITY AND CAPITAL RESOURCES

Total cash, cash equivalents and investments at March 31, 2013 and December 31, 2012 were $59.5 million and $56.4 million, respectively. The increase in cash, cash equivalents and investments was primarily due to cash generated from operating activities and exercise of employee stock options, which was offset by cash used for the repurchase of shares.

Operating Activities

Net cash provided by (used in) operating activities was $4.4 million and ($365,000) for the three months ended March 31, 2013 and 2012, respectively. Net cash provided by (used in) operating activities primarily reflected the net income (loss) for the period, adjusted for non-cash items such as depreciation, amortization of premiums and discounts on investments, stock-based compensation expense and amortization of intangible assets and changes in operating assets and liabilities. The sum of these non-cash items totaled $1.4 million and $1.7 million in the three months ended March 31, 2013 and 2012, respectively. Net cash provided by operating activities during the three months ended March 31, 2013 was the result of net income of $1.9 million, non-cash items of $1.4 million and increases in accrued compensation of $744,000 and other accrued liabilities of $815,000.  Net cash used in operating activities during the three months ended March 31, 2012 was the result of net loss of $4.4 million offset by non-cash items of $1.7 million, decrease in accounts receivable of $1.4 million and increase in accrued compensation of $1.1 million.

Investing Activities

Net cash used in investing activities was $4.4 million and $2.7 million for the three months ended March 31, 2013 and 2012, respectively.  For the three months ended March 31, 2013, net cash used in investing activities was primarily due to the purchase of marketable securities for $10.9 million offset by maturities of $6.5 million and $38,000 for purchases of property and equipment.   Net cash used in investing activities for the three months ended March 31, 2012 was primarily due to purchase of $15.2 million of marketable securities offset by maturities of $13.9 million, $1.4 million used in the acquisition of RightHand IT Corporation and $70,000 for purchases of property and equipment.

Index

Financing Activities

Net cash provided by (used in) financing activities was ($1.0) million and $261,000 for the three months ended March 31, 2013 and 2012, respectively. Net cash used in financing activities for the three months ended March 31, 2013 was due to the repurchase shares for $4.1 million offset by proceeds from exercise of employee stock options (including exercise of stock options that resulted in shares that were repurchased) of $3.1 million.  For the three months ended March 31, 2012, cash provided by financing activities of $261,000 was primarily attributable to the exercise of employee stock options.

Working Capital and Capital Expenditure Requirements

At March 31, 2013, we had stockholders’ equity of $75.8 million and working capital of $57.0 million. We believe that our existing cash balances will be sufficient to meet our working capital requirements, as well as our planned capital expenditures for at least the next 12 months.

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

Interest Rate and Market Risk

There has been significant deterioration and continuing instability in the financial markets. This extraordinary disruption and readjustment in the financial markets exposes us to additional investment risk. The value and liquidity of the securities in which we invest could deteriorate rapidly and the issuers of such securities could be subject to credit rating downgrades. In light of the current market conditions and these additional risks, we actively monitor market conditions and developments specific to the securities and security classes in which we invest. While we believe we take prudent measures to mitigate investment related risks, such risks cannot be fully eliminated, as there are circumstances outside of our control.

The primary objective of our investment activities is to preserve principal while at the same time maximizing the income we receive from our investments without significantly increasing risk. To achieve this objective, we invest our excess cash in a variety of securities, including U.S. government agency securities, corporate notes and bonds, commercial paper, and money market funds meeting certain criteria. These securities are classified as available-for-sale. Consequently, our available-for-sale securities are recorded on the consolidated balance sheets at fair value with unrealized gains or losses reported as a separate component of accumulated other comprehensive income (loss) in stockholders’ equity. Our holdings of the securities of any one issuer, except government agencies, do not exceed 10% of our portfolio. We do not utilize derivative financial instruments to manage our interest rate risks.

As of March 31, 2013, we held $29.7 million in investments (excluding cash and cash equivalents), which consisted primarily of government debt securities, corporate notes and bonds and commercial paper. The weighted average interest rate of our portfolio was approximately 0.35% at March 31, 2013. A decline in interest rates over time would reduce our interest income from our investments. A hypothetical 10% increase or decrease in interest rates, however, would not have a material impact adverse effect on our financial condition.

Impact of Foreign Currency Rate Changes

The functional currencies of our international operating subsidiaries are the local currencies. We translate the assets and liabilities of our foreign subsidiaries at the exchange rates in effect on the balance sheet date. We translate their income and expenses at the average rates of exchange in effect during the period. We include translation gains and losses in the stockholders’ equity on the consolidated balance sheets. We include net gains and losses resulting from foreign exchange transactions in interest income and other in our consolidated statements of operations. Since we translate foreign currencies (primarily Canadian dollars and Indian rupees) into U.S. dollars for a small portion of our operations, currency fluctuations may have an immaterial impact on our financial results. We have both revenue and expenses that are denominated in foreign currencies. Neither a weaker or stronger U.S. dollar environment would have a material impact on our consolidated statement of operations. The historical impact of currency fluctuations has generally been immaterial.  As of March 31, 2013, we did not engage in foreign currency hedging activities.

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

 Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended March 31, 2013 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Index

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

In the third and fourth quarters of 2012, we delivered our first two quarters of profitability since 2005. We intend to make significant investments in support of our business, and may sustain losses in the future notwithstanding our efforts to maintain profitability. If we fail to achieve revenue growth as a result of our additional investments or if such revenue growth does not result in our maintaining profitability, the market price of our common stock will likely decline. A sustained period of losses would result in usage of cash to fund our operating activities and a corresponding reduction in our cash balance.

Our business is based on a relatively new business model.

We are executing a plan to grow our business by providing premium technology services, end-user software products and licensing our Nexus platform. We may not be able to offer these services and end-user software products successfully. Our technology specialists are generally home-based, which requires a high degree of coordination and quality control of employees working from diverse and remote locations. Until recently, we have experienced financial losses in our business and we may use cash and incur costs to support our growth initiatives. Our investments, which typically are made in advance of revenue, may not yield increased revenue to offset these expenses. As a result of these factors, the future revenue and income potential of our business is uncertain. Any evaluation of our business and our prospects must be considered in light of these factors and the risks and uncertainties often encountered by companies in our early stage of development. Some of these risks and uncertainties relate to our ability to do the following:

●	Maintain our current relationships, and develop new relationships, with channel partners and licensees of our technology platform on acceptable terms or at all;
●	Reach prospective customers for our end-user software in a cost-effective fashion;
●	Reduce our dependence on a relatively limited number of channel partners for a substantial portion of our revenue;
●	Attract and retain qualified management and employees;
●	Hire, train, manage and retain our home-based technology specialists and enhance the flexibility of our staffing model in a cost-effective fashion;
●	Manage contract labor efficiently and effectively;
●	Meet anticipated growth targets;
●	Match staffing levels with demand for services;
●	Manage our business to provide services and sales on an efficient basis in order to maintain profitability;
●	Offer subscriptions to our services in a profitable manner;
●	Successfully introduce new, and adapt our existing, services and products for consumers and small businesses;
●	Respond effectively to changes in the online advertising markets in which we participate;
●	Respond effectively to competition;
●	Operate effectively in the small business market;
●	Successfully license our Nexus platform;
●	Respond to changes in macroeconomic conditions as they affect our and our channel partners’ operations;
●	Realize benefits of any acquisitions we make;
●	Adapt to changes in the markets we serve, including the decline in sales of personal computers and the proliferation of tablets and other mobile devices;
●	Adapt to changes in our industry, including consolidation;
●	Respond to government regulations relating to our business;
●	Manage and respond to present, threatened, and future litigation; and
●	Manage our expanding operations and implement and improve our operational, financial and management controls.

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

Several factors that have contributed or may in the future contribute to fluctuations in our operating results include:

●	Demand for our services and products;
●	The performance of our channel partners;
●	Our reliance on a relatively small number of channel partners for a substantial portion of our revenue;
●	Instability or decline in the global macroeconomic climate and its effect on our and our channel partners’ operations;
●	Our ability to retain qualified management and employees;
●	The efficiency of our technology specialists;
●	Our ability to effectively match staffing levels with service volumes on a cost-effective basis, particularly with subscriptions;
●	Our ability to manage contract labor;
●	Our ability to manage sales costs in programs where we are responsible for sales;
●	Our ability to attract and retain customers and channel partners;
●	Our ability to reach customers directly in a cost effective manner;
●	Our ability to serve the small business market;
●	Our ability to successfully license our Nexus platform;
●	The availability and cost-effectiveness of advertising placements for our software products and our ability to respond to changes in the online advertising markets in which we participate;
●	The price and mix of products and services we or our competitors offer;
●	The rate of expansion of our offerings and our investments therein;
●	Our ability to successfully monetize customers who receive free versions of our software;
●	Usage rates on the subscriptions we offer;
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

For the first quarter of 2013, Comcast (44%) and OfficeMax (12%) accounted for 10% or more of our total revenues. The loss of these or other significant partners, the worsening of the terms or terminations of our arrangements with any of these partners or the failure of any of these partners to achieve their targets could adversely affect our business.  Generally, the agreements with our partners do not require them to conduct any minimum amount of business with us, and therefore they have decided in the past and could decide at any time in the future to reduce or eliminate the use of our services. Additionally, we may not successfully obtain new channel partners or customers. There is also the risk that, once established, our programs with these and other channel partners may take longer than we expect to produce revenue or may not produce revenue at all, and the revenue produced may not be profitable if the costs of performing under the program are greater than anticipated or the program terminates before up-front investments can be recouped. One or more of our key channel partners may also choose not to renew their relationship with us, discontinue selling our services, offer them only on a limited basis or devote insufficient time and attention to promoting them to their customers. Some of our key channel partners may prefer not to work with us if we also partner with their competitors. If any of these key channel partners merge with one of their competitors, all of these risks could be exacerbated.

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

Our Nexus platform licensing offering is in its early stages and failure to market, sell and develop the offering effectively and competitively could result in a lack of growth.

A number of competitive offerings exist in the market, providing various feature sets that may overlap with our Nexus platform today or in the future.  Some competitors in this market far exceed our spending on sales and marketing activities and benefit from greater existing brand awareness, channel relationships and existing customer relationships.  We may not be able to reach the market effectively and adequately or convey our differentiation as needed to grow our customer base.  In addition, if we fail to develop and maintain competitive features, deliver high-quality products and satisfy existing customers, our Nexus platform license offering could fail to grow.  Growth in Nexus platform license revenue also depends on scaling our multi-tenant technology platform flexibly and cost-effectively to meet changing customer demand.  Disruptions in infrastructure operations as described below could impair our ability to deliver SaaS solutions to customers, thereby affecting our reputation with existing and prospective customers and possibly resulting in monetary penalties or financial losses.

Index

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

We enter into relationships with third parties to provide certain elements of our service offerings. We may be less able to manage the quality of services provided by third-party service providers as directly as we would our own employees. In addition, providing these services may be more costly. We also face the risk that disruptions or delays in the communications and information technology infrastructure of these third parties could cause lengthy interruptions in the availability of our services. Any of these risks could harm our operating results

Disruptions in our information technology and service delivery infrastructure and operations, including interruptions or delays in service from third-party web hosting providers, could impair the delivery of our services and harm our business.

We depend on the continuing operation of our information technology and communication systems and those of our third -party service providers. Any damage to or failure of those systems could result in interruptions in our service, which could reduce our revenues and damage our reputation. The technology we use to serve customers and the Nexus platform we license are hosted at a third-party facility located in the United States, and we use a separate, independent third-party facility in the United States for emergency back-up and failover services in support of the hosted site.  These two facilities are operated by unrelated publicly held companies specializing in operating such facilities, and we do not control the operation of these facilities.  These facilities may experience unplanned outages and other technical difficulties in the future, and are vulnerable to damage or interruption from fires, floods, earthquakes, telecommunications and connectivity failures, power failures, and similar events. These facilities are also subject to risks from vandalism, break-ins, intrusion, and other malicious attacks. Despite substantial precautions taken, such as disaster recovery planning and back-up procedures, a natural disaster, act of terrorism or other unanticipated problem could cause a loss of information and data and lengthy interruptions in the availability of our services and technology platform offerings, as our backup systems may not be able to meet our needs for an extended period of time. We rely on hosted systems maintained by third-party providers to deliver technology services and our Nexus platform to customers, including taking customer orders, handling telecommunications for customer calls, tracking sales and service delivery and making platform functionality available to customers. Any interruption or failure of our internal or external systems could prevent us or our service providers from accepting orders and delivering services, or cause company and consumer data to be unintentionally disclosed. Our continuing efforts to upgrade and enhance the security and reliability of our information technology and communications infrastructure could be very costly, and we may have to expend significant resources to remedy problems such as a security breach or service interruption. Interruptions in our services resulting from labor disputes, telephone or Internet failures, power or service outages, natural disasters or other events, or a security breach could reduce our revenue, increase our costs, cause customers and channel partners and licensees to fail to renew or to terminate their use of our offerings, and harm our reputation and our ability to attract new customers.  We maintain insurance programs with highly rated carriers using policies that are designed for businesses in the technology sector and that expressly address, among other things, cyber attacks and potential harm resulting from incidents such as data privacy breaches; but depending on the type of damages, the amount, and the cause, all or part of any financial losses experienced may be excluded by the policies resulting in material financial losses for us.

Index

 We must compete successfully in the markets in which we operate or our business will suffer.

We compete in markets that are highly competitive, subject to rapid change and significantly affected by new product introductions and other market activities of industry participants. We compete with a number of companies in the markets for technology services, end-user software products and customer experience management software. In addition, our channel partners may develop similar offerings internally.

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

Exhibits

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

May 6, 2013	SUPPORT.COM, INC.

	By:	/s/ Shelly Schaffer
Shelly Schaffer
Chief Financial Officer and
Executive Vice President of Finance and
Administration

Index

EXHIBIT INDEX TO SUPPORT.COM, INC.

QUARTERLY REPORT ON FORM 10-Q

FOR THE QUARTER ENDED MARCH 31, 2013

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