Form 10-Q
period 2013-06-30
Support.com, Inc.
filed 2013-08-05
CIK 1104855

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

 For the Quarterly Period Ended June 30, 2013
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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of "large accelerated filer", "accelerated filer" and "small reporting company" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.):    Yes  ☐    No  ☒

On July 31, 2013, 51,949,331 shares of the Registrant's Common Stock, $0.0001 par value, were outstanding.

SUPPORT.COM, INC.
FORM 10-Q
QUARTERLY PERIOD ENDED JUNE 30, 2013

Index
PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

SUPPORT.COM, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands)

	June 30, 2013	December 31, 2012
	(Unaudited)	(1)
ASSETS
Current assets:
Cash and cash equivalents	$34,710	$30,852
Short-term investments	30,296	25,498
Accounts receivable, net	9,581	9,689
Prepaid expenses and other current assets	1,665	1,359
Total current assets	76,252	67,398
Property and equipment, net	478	591
Goodwill	14,240	14,240
Purchased technology, net	21	62
Intangible assets, net	4,105	4,775
Other assets	1,103	1,193

Total assets	$96,199	$88,259

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$668	$444
Accrued compensation	1,531	1,609
Other accrued liabilities	5,423	3,969
Short-term deferred revenue	4,892	6,618
Total current liabilities	12,514	12,640
Long-term deferred revenue	71	35
Other long-term liabilities	1,561	1,421
Total Liabilities	14,146	14,096

Commitments and contingencies (Note 4)

Stockholders' equity:
Common stock; par value $0.0001, 150,000,000 shares authorized; 52,645,140 issued and 51,452,542 outstanding at June 30, 2013; 50,002,587 issued and 49,809,989 outstanding at December 31, 2012	5	5
Additional paid-in capital	250,730	242,954
Treasury stock	(5,036)	(922)
Accumulated other comprehensive loss	(1,750)	(1,501)
Accumulated deficit	(161,896)	(166,373)
Total stockholders' equity	82,053	74,163

Total liabilities and stockholders' equity	$96,199	$88,259

(1)	Derived from the December 31, 2012 audited Consolidated Financial Statements included in our Annual Report on Form 10-K, as filed with the Securities and Exchange Commission ("SEC") on March 8, 2013.

See accompanying notes.

Index
SUPPORT.COM, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share amounts)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012

Revenue:
Services	$16,128	$13,744	32,574	$27,509
Software and other	3,996	3,569	7,752	7,392
Total revenue	20,124	17,313	40,326	34,901

Cost of revenue:
Cost of services	8,838	9,591	18,148	19,881
Cost of software and other	271	360	578	830
Total cost of revenue	9,109	9,951	18,726	20,711

Gross profit	11,015	7,362	21,600	14,190

Operating expenses:
Research and development	1,282	1,708	2,870	3,478
Sales and marketing	4,375	4,989	8,311	11,119
General and administrative	2,354	2,850	5,117	5,764
Amortization of intangible assets and other	335	391	670	758
Total operating expenses	8,346	9,938	16,968	21,119
Income (loss) from operations	2,669	(2,576)	4,632	(6,929)
Interest income and other, net	108	59	181	134
Income (loss) from continuing operations, before income taxes	2,777	(2,517)	4,813	(6,795)
Income tax provision	177	116	326	235
Income (loss) from continuing operations, after income taxes	2,600	(2,633)	4,487	(7,030)

Income (loss) from discontinued operations, after income taxes	(5)	(7)	(10)	17

Net income (loss)	$2,595	$(2,640)	$4,477	$(7,013)

Basic and diluted earnings (loss) per share:
Income (loss) from continuing operations	$0.05	$(0.05)	$0.09	$(0.14)
Income (loss) from discontinued operations	(0.00)	(0.00)	(0.00)	0.00
Basic and diluted earnings (loss) per share	$0.05	$(0.05)	$0.09	$(0.14)

Shares used in computing per share amounts:
Basic	50,792	48,584	50,476	48,521
Diluted	52,866	48,584	52,535	48,521

See accompanying notes.

Index
SUPPORT.COM, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(in thousands)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012

Net income (loss)	$2,595	$(2,640)	$4,477	$(7,013)

Other comprehensive income (loss):
Change in foreign currency translation adjustment	(239)	(159)	(226)	(92)
Change in net unrealized gain (loss) on investments	(9)	164	(23)	292
Other comprehensive income (loss)	(248)	5	(249)	200

Comprehensive income (loss)	$2,347	$(2,635)	$4,228	$(6,813)

See accompanying notes.

Index
SUPPORT.COM, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(Unaudited)

	Six Months Ended June 30,
	2013	2012
Operating Activities:
Net income (loss)	$4,477	$(7,013)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation	179	268
Amortization of premiums and discounts on investments	294	295
Amortization of purchased technology	41	41
Amortization of intangible assets and other	670	758
Stock-based compensation	1,565	2,027
Changes in assets and liabilities:
Accounts receivable, net	108	499
Prepaid expenses and other current assets	(339)	(240)
Other long-term assets	89	(143)
Accounts payable	224	(51)
Accrued compensation	(114)	(11)
Other accrued liabilities	1,453	(429)
Other long-term liabilities	140	126
Deferred revenue	(1,690)	352
Net cash provided by (used in) operating activities	7,097	(3,521)

Investing Activities:
Purchases of property and equipment	(67)	(318)
Acquisition of business, net of cash acquired	—	(1,327)
Purchases of investments	(19,609)	(23,940)
Sales of investments	—	2,400
Maturities of investments	14,517	24,220
Net cash provided by (used in) investing activities	(5,159)	1,035

Financing Activities:
Proceeds from issuances of common stock	6,212	689
Repurchase of common stock	(4,114)	—
Net cash provided by financing activities	2,098	689

Effect of exchange rate changes on cash and cash equivalents	(178)	(59)

Net increase (decrease) in cash and cash equivalents	3,858	(1,856)

Cash and cash equivalents at beginning of period	30,852	22,159
Cash and cash equivalents at end of period	$34,710	$20,303

Supplemental schedule of cash flow information:
Income taxes paid	$74	$91

See accompanying notes.

Index
SUPPORT.COM, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 1. Significant Accounting Policies

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements include the accounts of Support.com, Inc. (the "Company" or "Support.com", "We" or "Our") and its wholly owned subsidiaries. All intercompany balances and transactions have been eliminated. The condensed consolidated balance sheet as of June 30, 2013 and the condensed consolidated statements of operations and comprehensive income (loss) for the three and six months ended June 30, 2013 and 2012 and the condensed consolidated statements of cash flows for the six months ended June 30, 2013 and 2012 are unaudited. In the opinion of management, these unaudited interim condensed consolidated financial statements reflect all adjustments (consisting of normal recurring adjustments) that are necessary for a fair presentation of the results for, and as of, the periods shown. The results of operations for such periods are not necessarily indicative of the results expected for the full fiscal year or for any future period. The condensed consolidated balance sheet information as of December 31, 2012 is derived from audited consolidated financial statements as of that date. These financial statements have been prepared based upon Securities and Exchange Commission ("SEC") rules that permit reduced disclosure for interim periods. For a more complete discussion of significant accounting policies and certain other information, these unaudited interim condensed consolidated financial statements should be read with the consolidated financial statements and related notes included in the Company's Annual Report on Form 10-K for the year ended December 31, 2012, filed with the Securities and Exchange Commission on March 8, 2013.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the condensed consolidated financial statements and accompanying notes. The accounting estimates that require management's most significant, difficult and subjective judgments include accounting for revenue recognition, the valuation and recognition of investments, the assessment of recoverability of intangible assets and their estimated useful lives, the valuations and recognition of stock based compensation and the recognition and measurement of current and deferred income tax assets and liabilities. Actual results could differ materially from these estimates.

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

Index
The services described above are of three types for revenue recognition purposes:

• Subscriptions—Customers purchase subscriptions or "service plans" under which certain services are provided over a fixed subscription period. Revenues for subscriptions are recognized ratably over the respective subscription periods.

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

In certain cases, we are paid for services that are sold but not yet delivered. We initially record such balances as deferred revenue, and recognize revenue when the service has been provided or, on the non-subscription portion of these balances, when the likelihood of the service being redeemed by the customer is remote ("services breakage"). Based on our historical redemption patterns for these relationships, we believe that the likelihood of a service being delivered more than 90 days after sale is remote.  We therefore recognize non-subscription deferred revenue balances older than 90 days as services revenue. For the three and six months ended June 30, 2013 and 2012, services breakage revenue was immaterial, and accounted for approximately 1% of our total revenue.

Channel partners are generally invoiced monthly. Fees from consumers via referral programs and direct transactions are generally paid with a credit card at the time of sale. Revenue is recognized net of any applicable sales tax.

Services revenue also includes fees from implementation services of our Nexus Service Delivery Platform ("Nexus platform"), typically covering integration to other customer systems. We generally charge for these services on a time and material basis.

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

Software and other revenue also includes fees from licensing of our Nexus platform.  In such arrangements, customers receive a right to use our platform in their own technology support organizations. We license the Nexus platform using a software-as-a-service model under which customers cannot take possession of the technology and pay us on a per-user per-month basis during the term of the arrangement. Revenue from licensing of our Nexus platform was approximately 7% and 6% of software and other revenue in the three and six months ended June 30, 2013, respectively.

Index

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

We monitor our investments for impairment on a quarterly basis and determine whether a decline in fair value is other-than-temporary by considering factors such as current economic and market conditions, the credit rating of the security's issuer, the length of time an investment's fair value has been below our carrying value, our intent to sell the security and our belief that we will not be required to sell the security before the recovery of our amortized cost. If an investment's decline in fair value is deemed to be other-than-temporary, we reduce its carrying value to its estimated fair value, as determined based on quoted market prices or liquidation values. Declines in value judged to be other-than temporary, if any, are recorded in operations as incurred. At June 30, 2013, we evaluated our unrealized gains/losses on available-for-sale securities and determined them to be temporary. We currently do not intend to sell securities with unrealized losses and we concluded that we will not be required to sell these securities before the recovery of our amortized cost basis.

The following is a summary of cash, cash equivalents and investments at June 30, 2013 and December 31, 2012 (in thousands):

As of June 30, 2013	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Cash	$14,746	$—	$—	$14,746
Money market funds	17,708	—	—	17,708
Certificates of deposits	1,200	—	—	1,200
Commercial paper	5,749	—	—	5,749
Corporate notes and bonds	24,123	1	(25)	24,099
U.S. government agency securities	1,504	—	—	1,504
	$65,030	$1	$(25)	$65,006

Classified as:

Cash and cash equivalents	$34,710	$—	$—	$34,710
Short-term investments	30,320	1	(25)	30,296
	$65,030	$1	$(25)	$65,006

Index
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
As of December 31, 2012
Cash	$11,116	$—	$—	$11,116
Money market funds	17,235	—	—	17,235
Certificates of deposits	1,880	—	(1)	1,879
Commercial paper	5,745	1	(1)	5,745
Corporate notes and bonds	20,172	7	(6)	20,173
U.S. government agency securities	202	—	—	202
	$56,350	$8	$(8)	$56,350

Classified as:

Cash and cash equivalents	$30,853	$—	$(1)	$30,852
Short-term investments	25,497	8	(7)	25,498
	$56,350	$8	$(8)	$56,350
The following table summarizes the estimated fair value of our available-for-sale securities classified by the stated maturity date of the security (in thousands):

	June 30,	December 31,
	2013	2012
Due within one year	$28,283	$23,885
Due within two years	2,013	1,613
	$30,296	$25,498

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

In accordance with ASC 820, the following table represents our fair value hierarchy for our financial assets (cash equivalents and investments) measured at fair value on a recurring basis as of June 30, 2013 and December 31, 2012 (in thousands):

As of June 30, 2013	Level 1	Level 2	Level 3	Total
Money market funds	$17,708	$—	$—	$17,708
Certificates of deposits	1,200	—	—	1,200
Commercial paper	—	5,749	—	5,749
Corporate notes and bonds	—	24,099	—	24,099
U.S. government agency securities	—	1,504	—	1,504
Total	$18,908	$31,352	$—	$50,260

Index
As of December 31, 2012	Level 1	Level 2	Level 3	Total
Money market funds	$17,235	$—	$—	$17,235
Certificates of deposits	1,879	—	—	1,879
Commercial paper	—	5,745	—	5,745
Corporate notes and bonds	—	20,173	—	20,173
U.S. government agency securities	—	202	—	202
Total	$19,114	$26,120	$—	$45,234

For short-term investments, measured at fair value using Level 2 inputs, we review trading activity and pricing for these investments as of the measurement date. When sufficient quoted pricing for identical securities is not available, we use market pricing and other observable market inputs for similar securities obtained from various third party data providers.  These inputs either represent quoted prices for similar assets in active markets or have been derived from observable market data. There have been no transfers between Level 1 and Level 2 measurements during the three and six months ended June 30, 2013 and 2012, respectively.

Concentrations of Credit Risk

Financial instruments that potentially subject us to concentrations of credit risk consist principally of cash equivalents, investments and trade accounts receivable. Our investment portfolio consists of investment grade securities. Except for obligations of the United States government and securities issued by agencies of the United States government, we diversify our investments by limiting our holdings with any individual issuer. We are exposed to credit risks in the event of default by the issuers to the extent of the amount recorded on the consolidated balance sheets. The credit risk in our trade accounts receivable is substantially mitigated by our evaluation of the customers' financial conditions at the time we enter into business and reasonably short payment terms.

For the three months ended June 30, 2013, Comcast (45%) accounted for 10% or more of our total revenue.  For the three months ended June 30, 2012, Comcast (35%), Office Max (12%), Staples (12%) and Office Depot (11%) accounted for 10% or more of our total revenue. For the six months ended June 30, 2013, Comcast (44%) and OfficeMax (11%) accounted for 10% or more of our total revenue.  For the six months ended June 30, 2012, Comcast (31%), Office Depot (14%), Office Max (13%) and Staples (11%) accounted for 10% or more of our total revenue.  There were no other customers that accounted for 10% or more of total revenue for the three and six months ended June 30, 2013 and 2012.

As of June 30, 2013, Comcast (58%) accounted for 10% or more of our total accounts receivable.  As of December 31, 2012, Comcast (52%) and OfficeMax (10%) accounted for 10% or more of our total accounts receivable. There were no other customers that accounted for 10% or more of our total accounts receivable as of June 30, 2013 and December 31, 2012.

Trade Accounts Receivable and Allowance for Doubtful Accounts

Trade accounts receivable are recorded at the invoiced amount. We perform evaluations of our customers' financial condition and generally do not require collateral. We make judgments as to our ability to collect outstanding receivables and provide allowances when collection becomes doubtful. Provisions are made based upon a specific review of all significant outstanding invoices. For those invoices not specifically provided for, provisions are recorded at differing rates, based upon the age of the receivable. In determining these percentages, we analyze our historical collection experience and current payment trends. The determination of past-due accounts is based on contractual terms. At June 30, 2013 and December 31, 2012, we had an allowance for doubtful accounts of $1,000 and $2,000, respectively.

Accumulated Other Comprehensive Loss

The components of accumulated other comprehensive loss relate entirely to accumulated foreign currency translation losses associated with our foreign subsidiaries and unrealized gains (losses) on investments. Accumulated currency translation losses were $1.7 million and $1.5 million as of June 30, 2013 and December 31, 2012, respectively, and accumulated unrealized gains (losses) on investments were ($23,000) and zero as of June 30, 2013 and December 31, 2012, respectively.

Index
The amounts noted in the condensed consolidated statements of comprehensive income (loss) are shown before taking into account the related income tax impact.  The income tax effect allocated to each component of other comprehensive income for each of the periods presented is not significant.

Stock-Based Compensation

We apply the provisions of ASC 718, Stock Compensation, which requires the measurement and recognition of compensation expense for all stock-based payment awards, including grants of stock, restricted stock awards and options to purchase stock, made to employees and directors based on estimated fair values.

The fair value of our stock-based awards was estimated using the following weighted average assumptions for the three and six months ended June 30, 2013 and 2012:

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Stock Option Plan:
Risk-free interest rate	0.6%	0.6%	0.6%	0.6%
Expected term	3.7 years	3.7 years	3.7 years	3.6 years
Volatility	56.7%	58.6%	56.7%	57.8%
Expected dividend	0%	0%	0%	0%
Weighted average fair value (per share)	$1.68	$1.29	$1.71	$1.05

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Employee Stock Purchase Plan:
Risk-free interest rate	0.09%	0.2%	0.09%	0.2%
Expected term	0.5 years	0.5 years	0.5 years	0.5 years
Volatility	42.8%	71.7%	42.8%	71.7%
Expected dividend	0%	0%	0%	0%
Weighted average fair value (per share)	$1.18	$0.98	$1.18	$0.98

We recorded the following stock-based compensation expense for the three and six months ended June 30, 2013 and 2012 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012

Stock-based compensation expense related to grants of:
Stock options	$473	$985	$1,130	$1,966
Employee Stock Purchase Plan ("ESPP")	19	18	48	32
Restricted Stock Unit ("RSU")	276	29	387	29
	$768	$1,032	$1,565	$2,027

Stock-based compensation expense recognized in:
Cost of services	$65	$93	$157	$185
Cost of software and other	2	10	6	21
Research and development	129	280	338	568
Sales and marketing	74	138	182	276
General and administrative	498	511	882	977
	$768	$1,032	$1,565	$2,027

Index
Earnings (Loss) Per Share

Basic earnings (loss) per share is computed using our net income (loss) and the weighted average number of common shares outstanding during the reporting period. Diluted earnings (loss) per share is computed using our net income (loss) and the weighted average number of common shares outstanding, including the effect of the potential common shares issuable upon exercise of outstanding stock options, vesting of RSUs and ESPP by using the treasury stock method when dilutive. For the three and six months ended June 30, 2012, 943,000 and 836,000, respectively, outstanding options and restricted stock units were excluded from the computation of diluted net loss per share since their effect would have been anti-dilutive.  We excluded outstanding weighted average stock options of 1.7 million for the three and six months ended June 30, 2013, and 3.3 million and 3.4 million for the three and six months ended June 30, 2012, respectively, from the calculation of diluted earnings per common share because the exercise prices of these stock options were greater than or equal to the average market value of the common stock. These stock options could be included in the calculation in the future if the average market value of the common stock increases and is greater than the exercise price of these stock options.

Pursuant to approval by the Company's Compensation Committee, the Company issued 725,000 RSUs to its corporate employees on August 5, 2013.  These RSUs were not included in the computation of the basic and diluted earnings per share for the three and six months ended June 30, 2013 because they were not outstanding during either period.

The following table sets forth the computation of basic and diluted earnings (loss) per share (in thousands, except per share amounts):

	Three Months		Six Months
	Ended		Ended
	June 30,		June 30,
	2013	2012	2013	2012

Net income (loss)	$2,595	$(2,640)	$4,477	$(7,013)

Basic:
Weighted-average shares of common stock outstanding	50,792	48,584	50,476	48,521
Shares used in computing basic earnings (loss) per share	50,792	48,584	50,476	48,521
Basic earnings (loss) per share	0.05	(0.05)	0.09	(0.14)
Diluted:
Weighted-average shares of common stock outstanding	50,792	48,584	50,476	48,521
Add: Common equivalent shares outstanding	2,074	—	2,059	—
Shares used in computing diluted earnings (loss) per share	52,866	48,584	52,535	48,521
Diluted earnings (loss) per share	$0.05	$(0.05)	$0.09	$(0.14)

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

We generally agree to indemnify our customers against legal claims that our software products infringe certain third party intellectual property rights. As of June 30, 2013, we have not been required to make any payment resulting from infringement claims asserted against our customers and have not recorded any related accruals.

Note 2. Warrants

On October 25, 2010, we entered into a Support Services Agreement (the "Customer Agreement") with Comcast Cable Communications Management, LLC ("Comcast") under which Support.com provides technology support services to customers of Comcast in exchange for fees. In connection with the Customer Agreement, Support.com and Comcast entered into a Warrant Agreement, under which Support.com agreed to issue to Comcast warrants to purchase up to 975,000 shares of Support.com common stock in the future in the event that Comcast meets specified sales milestones under the Customer Agreement. Each warrant, if issued, will have an exercise price per share of $4.9498 and a term of three years from issuance. On September 27, 2011, the Company and Comcast amended the Warrant Agreement to extend the expiration date for the performance milestones while maintaining the previously agreed revenue thresholds. The warrants will be valued as they are earned, and the resulting value will be recorded as a charge against revenue in the period in which the performance milestone is met and the warrant is earned. As of June 30, 2013, none of the performance milestones have been met, and therefore no warrants have been issued. Consequently, the Company has not recorded any warrant-related charges against its revenue for any period through June 30, 2013.

Index
Note 3.  Income Taxes

We recorded an income tax provision of $177,000 and $326,000 for the three and six months ended June 30, 2013, respectively, and $116,000 and $235,000 for the three and six months ended June 30, 2012, respectively.  The provision for income taxes includes estimates of current taxes due in domestic and foreign jurisdictions.  This provision reflects tax expense associated with state income tax, foreign taxes, and tax expense related to the recording of a deferred tax liability that results from the amortization for income tax purposes of acquisition-related goodwill.

When goodwill is amortizable for tax purposes, a deferred tax liability is recorded as the tax deduction is realized, which will not be reversed unless and until the goodwill is disposed of or impaired.  We will continue to record an income tax expense related to the amortization of goodwill as a discrete item each quarter unless and until such disposition or impairment occurs.

As of June 30, 2013, our deferred tax assets are fully offset by a valuation allowance except in those jurisdictions where it is determined that a valuation allowance is not required. ASC 740, Income Taxes, provides for the recognition of deferred tax assets if realization of such assets is more likely than not. Based upon the weight of available evidence, which includes historical operating performance, reported cumulative net losses since inception and difficulty in accurately forecasting our future results, we provided a full valuation allowance against our net U.S. deferred tax assets and a partial valuation allowance against our foreign deferred tax assets.  We reassess the need for our valuation allowance on a quarterly basis. If it is later determined that a portion or all of the valuation allowance is not required there generally will be a benefit to the income tax provision in the period such determination is made.

Note 4. Commitments and Contingencies

Tax contingencies

We are required to make periodic filings in the jurisdictions where we are deemed to have a presence for tax purposes. We have undergone audits in the past and have paid assessments arising from these audits. Our India entity was issued notices of income tax assessment pertaining to the 2004-2009 fiscal years. The notices claimed that the transfer price used in our inter-company agreements with our India entity was too low, and that the price should be increased. We believe our current transfer pricing position is more likely than not to be sustained. We believe that this will be resolved through the normal judicial appeal process used in India, and have submitted our case to the court.

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

Legal contingencies

On February 7, 2012, a lawsuit seeking class-action certification was filed against the Company in the United States District Court for the Northern District of California, No. 12-CV-00609, alleging that the design of one the Company's software products and the method of promotion to consumers constitute fraudulent inducement, breach of contract, breach of express and implied warranties, and unjust enrichment. On the same day the same plaintiffs' law firm filed another action in the United States District Court for the Southern District of New York, No. 12-CV-0963, involving similar allegations against a subsidiary of the Company and one of the Company's channel partners who distributes our software products, and that channel partner has requested indemnification under contract terms with the Company. The law firm representing the plaintiffs in both cases has filed unrelated class actions in the past year against a number of major software providers with similar allegations about those providers' products. On May 30, 2013, the Company received final court approval relating to the terms of the settlement. Under the terms of the settlement, the Company has offered a one-time cash payment, which is covered by the Company's insurance provider, to qualified class-action members. In addition, the Company has offered a limited free subscription to one of its software products. In accordance with ASC 450, Contingencies, we have estimated and recorded a charge against earnings in general and administrative expense in the second quarter of 2012 of $57,000 associated with the limited free software subscription. The Company denies any wrongdoing or liability and entered into the settlement to minimize the costs of defense.

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

Guarantees

We have identified guarantees in accordance with ASC 450. This guidance stipulates that an entity must recognize an initial liability for the fair value, or market value, of the obligation it assumes under the guarantee at the time it issues such a guarantee, and must disclose that information in its interim and annual financial statements. We have entered into various service level agreements with our channel partners, in which we may guarantee the maintenance of certain service level thresholds. Under some circumstances, if we do not meet these thresholds, we may be liable for certain financial costs. We evaluate costs for such guarantees under the provisions of ASC 450. We consider such factors as the degree of probability that we would be required to satisfy the liability associated with the guarantee and the ability to make a reasonable estimate of the resulting cost. We incurred zero and immaterial costs as a result of such obligations during the three and six months ended June 30, 2013, respectively.  We have not accrued any liabilities related to such obligations in the condensed consolidated financial statements as of June 30, 2013 and December 31, 2012.

Note 5. Business Combination

RightHand IT Corporation

On January 13, 2012, we executed an Asset Purchase Agreement to acquire certain assets and assume certain liabilities of RightHand IT Corporation ("RHIT"), a managed service provider for small business located in Louisville, Colorado.  No stock was acquired as part of the transaction. The acquisition deepened our small business expertise and enabled us to grow our business by providing services to small business customers.

We engaged an independent third-party appraisal firm to assist in determining the fair value of assets acquired and liabilities assumed from the transaction.  Such a valuation requires management to make significant estimates, especially with respect to intangible assets.  These estimates are based on historical experience and information obtained from the management of the acquired company.  We placed value on RHIT's existing customer relationships, as well as non-compete agreements signed by certain key employees.  The purchase price for RHIT exceeded the fair value of RHIT's net tangible and intangible assets acquired.  As a result, we have recorded goodwill in connection with this transaction.  This goodwill is deductible for tax purposes.

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

Index
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

Note 6.  Intangible Assets

Amortization expense and other related to intangible assets for the three and six months ended June 30, 2013 was $335,000 and $670,000, respectively.  Amortization expense and other related to intangible assets for the three and six months ended June 30, 2012 was $391,000 and $758,000, respectively.

The following table summarizes the components of intangible assets (in thousands):

	Non- compete	Partner Relationships	Customer Base	Technology Rights	Tradenames	Indefinite Life Intangibles	Total
As of June 30, 2013
Gross carrying value	$593	$145	$641	$5,330	$760	$250	$7,719
Accumulated amortization	(452)	(145)	(300)	(2,199)	(518)	—	(3,614)
Net carrying value	$141	$—	$341	$3,131	$242	$250	$4,105

As of December 31, 2012
Gross carrying value	$593	$145	$641	$5,330	$760	$250	$7,719
Accumulated amortization	(426)	(145)	(239)	(1,700)	(434)	—	(2,944)
Net carrying value	$167	$—	$402	$3,630	$326	$250	$4,775

In December 2006, we acquired the use of a toll-free telephone number for cash consideration of $250,000.  This asset has an indefinite useful life.

Index
The estimated future amortization expense of intangible assets, with the exception of the indefinite-life intangible assets as of June 30, 2013 is as follows (in thousands):

Fiscal Year	Amount
2013(July-December)	$651
2014	1,091
2015	1,069
2016	1,028
2017	16
Total	$3,855

Weighted average remaining useful life	3.4 years

The following table summarizes the components of purchased technology (in thousands):

	As of June 30,	As of December 31,
	2013	2012
Purchased technology	$350	$350
Accumulated amortization	(329)	(288)
Total purchased technology, net	$21	$62

The estimated future amortization expense of purchased technology as of June 30, 2013 is $21,000.  The remaining useful life of purchased technology is 0.25 year.

Note 7. Other Accrued Liabilities

Other accrued liabilities consist of the following (in thousands):

	As of June 30, 2013	As of December 31, 2012
Accrued expenses	$3,060	$2,421
Customer deposits	1,748	997
Other accrued liabilities	615	551
Total other accrued liabilities	$5,423	$3,969

Note 8. Stockholder's Equity

The following table represents the stock option activity for the six months ended June 30, 2013:

	Number of Shares	Weighted Average Exercise Price per Share	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value (in thousands)
Outstanding options at December 31, 2012	9,529,597	$3.05	3.63	$12,595
Granted	209,300	$4.08
Exercised	(2,487,275)	$2.44
Forfeited	(177,383)	$4.33
Outstanding options at June 30, 2013	7,074,239	$3.26	3.74	$10,540
Options vested and expected to vest	7,028,726	$3.26	3.72	$10,493
Exercisable at June 30, 2013	5,551,822	$3.11	3.18	$8,872

The aggregate intrinsic value in the table above represents the total pre-tax intrinsic value that would have been received by the option holders had they all exercised their options on June 30, 2013. This amount changes based on the fair market value of our stock.  The aggregate intrinsic value of options exercised under our stock option plans was $2.1 million and $4.6 million during the three and six months ended June 30, 2013, respectively, and $116,000 and $206,000 during the three and six months ended June 30, 2012, respectively.  Total fair value of options vested was $756,000 and $1.2 million during the three and six months ended June 30, 2013, respectively, and $1.0 million and $2.0 million during the three and six months ended June 30, 2012, respectively.

At June 30, 2013, there was $2.2 million of unrecognized compensation cost related to existing stock options outstanding which is expected to be recognized over a weighted average period of 2.21 years.

Index
Employee Stock Purchase Plan

In the second quarter of 2011, to advance the interests of the Company and its stockholders by providing an incentive to attract, retain and reward eligible employees and by motivating such persons to contribute to the growth and profitability of the Company, the Company's Board of Directors and stockholders approved an ESPP and reserved 1,000,000 shares of our common stock for issuance effective as of May 15, 2011. The ESPP continues in effect for ten (10) years from its effective date unless terminated earlier by the Company. The ESPP consists of six-month offering periods during which employees may enroll in the plan.  The purchase price on each purchase date shall not be less than eighty‑five percent (85%) of the lesser of (a) the fair market value of a share of stock on the offering date of the offering period or (b) the fair market value of a share of stock on the purchase date.  During the six months ended June 30, 2013, 38,915 shares were granted under ESPP.

Restricted Stock Units

On May 23, 2013, the Board of Directors of the Company approved, based on recommendations of the Compensation Committee, a grant of 48,851 RSUs to non-employee directors based on a fair market value of $4.70 per share which represents the closing price of the Company's common stock on the Nasdaq Global Select Market ("Nasdaq") on May 23, 2013.  These RSUs vest upon the first anniversary of the grant date.

During the first quarter of 2013, the Company's Compensation Committee approved the grant of RSUs to certain key executives. The RSUs granted to these executives included (i) 249,750 time-based RSUs that vest over a required service period of three years, and (ii) 399,750 performance-based RSUs contingent upon a required service period of three years and as well as the Company's achievement of specified annual performance targets for fiscal year 2013. We measured the grant-date fair value of the performance-based RSUs based upon the closing price of the Company's common stock on the Nasdaq as of the grant date. We expense the fair value of the performance-based RSUs that are probable of being earned based on our forecasted annual performance for fiscal year 2013.

At June 30, 2013, there was $1.7 million of unrecognized compensation cost related to RSUs which is expected to be recognized over a weighted average period of 2.05 years.

Stock Repurchase Program

On April 27, 2005, our Board of Directors authorized the repurchase of up to 2,000,000 outstanding shares of our common stock. As of June 30, 2013 the maximum number of shares remaining that can be repurchased under this program was 1,807,402. The Company does not intend to repurchase shares without a further approval from its Board of Directors.

Repurchase of Shares

On February 19, 2013, the Company entered into an agreement with Joshua Pickus, the Company's President and Chief Executive Officer, pursuant to which Mr. Pickus sold directly to the Company on that day an aggregate 1,000,000 shares of its common stock acquired by him in a same-day exercise of fully vested options which were due to expire at the end of their seven-year term on April 6, 2013.  Under the agreement, the purchase price per share was established as an amount equal to the lesser of (a) the closing price of the Company's common stock in regular trading hours on the day of the sale as reported by Nasdaq less 5%, or (b) the thirty-day simple moving average price of the Company's common stock on the day of the sale.  This formula produced a purchase price per share of $4.114, less the aggregate strike price due on exercise of the options underlying the repurchased shares of $2.32 per share, which then resulted in a net cash outlay by the Company to acquire the shares of approximately $1.8 million (or $1.794 per share). The agreement was approved by the independent members of the Company's Board of Directors. The share repurchase amounted to $4.1 million and is classified under treasury stock within stockholders' equity of the condensed consolidated balance sheets.

ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion of our financial condition and results of operations should be read in conjunction with our condensed consolidated financial statements and the related notes included elsewhere in this Form 10-Q (the "Report") and the section entitled "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the consolidated financial statements and related notes included in our Annual Report on Form 10-K for the year ended December 31, 2012. The following discussion includes forward-looking statements. Please see "Risk Factors" in Item 1A of Part II of this Report for important information to consider when evaluating these statements.

Index
Overview

Support.com is a leading provider of cloud-based services and software designed to enhance a customer's experience with technology. We enable leading brands to offer technology service programs that create new revenue streams and deepen customer relationships. We also help technology organizations reduce costs, improve problem resolution and enhance the customer experience. Our solutions include the cloud-based Nexus® Service Delivery Platform ("Nexus platform"), a scalable workforce of technology specialists, mobile and desktop applications for end-users and proven expertise in program design and execution.  We market our services primarily through channel partners. Our partners include leading communications providers, retailers, technology companies and others. We recently began licensing our Nexus platform separately from services provided by our technology specialists.  We market our end-user software products directly, principally online, and through partners. Our sales and marketing efforts are primarily focused in North America.

Total revenue for the second quarter of 2013 increased 16% year-over-year.  Revenue from services increased 17% year-over-year primarily due to continued growth in our channel programs. Revenue from software and other increased 12% year-over-year primarily due to fees from licensing of our Nexus platform.

Cost of services for the second quarter of 2013 decreased 8% year-over-year as a result of improved operational processes, refinements to service delivery methodology and further technology enablement. Cost of software and other for the second quarter of 2013 decreased 24% year-over-year due to lower royalty rate payments to third-party developers.  Total gross margin improved from 43% to 55% year-over-year.

Operating expenses for the three months ended June 30, 2013 decreased 16% from the same period in 2012, driven by a reduction in the contact center sales agent workforce completed at the end of the second quarter of 2012.

We intend the following discussion of our financial condition and results of operations to provide information that will assist in understanding our condensed consolidated financial statements, the changes in certain key items in those condensed consolidated financial statements from year to year, and the primary factors that accounted for those changes, as well as how certain accounting principles, policies and estimates affect our condensed consolidated financial statements.

Critical Accounting Policies and Estimates

In preparing our financial statements, we make estimates, assumptions and judgments that can have a significant impact on our revenue, operating income or loss and net income or loss, as well as on the value of certain assets and liabilities on our condensed consolidated balance sheet. We believe that the estimates, assumptions and judgments involved in the accounting policies described in Management's Discussion and Analysis of Financial Condition and Results of Operations in Item 7 of our Annual Report on Form 10-K for the fiscal year ended December 31, 2012 have the greatest potential impact on our condensed consolidated financial statements, so we consider them to be our critical accounting policies and estimates.  There have been no significant changes in these critical accounting policies and estimates during the three and six months ending June 30, 2013.

Index
RESULTS OF OPERATIONS

The following table sets forth the results of operations for the three and six months ended June 30, 2013 and 2012 expressed as a percentage of total revenue.

	Three Months		Six Months
	Ended		Ended
	June 30,		June 30,
	2013	2012	2013	2012
Revenue:
Services	80%	79%	81%	79%
Software and other	20	21	19	21
Total revenue	100	100	100	100

Costs of revenue:
Cost of services	44	55	45	57
Cost of software and other	1	2	1	2
Total cost of revenue	45	57	46	59

Gross profit	55	43	54	41
Operating expenses:
Research and development	6	10	7	10
Sales and marketing	22	29	21	32
General and administrative	12	16	13	17
Amortization of intangible assets and other	2	2	2	2
Total operating expenses	42	57	43	61

Income (loss) from operations	13	(14)	11	(20)

Interest and other income, net	1	0	1	0

Income (loss) from continuing operations, before income taxes	14	(14)	12	(20)

Income tax provision	1	1	1	1

Income (loss) from continuing operations, after income taxes	13	(15)	11	(21)

Income (loss) from discontinued operations, after income taxes	(0)	(0)	(0)	0

Net income (loss)	13%	(15)%	11%	(21)%

REVENUE

	Three Months Ended June 30,				Six Months Ended June 30,
In thousands, except percentages	2013	2012	$ Change	% Change	2013	2012	$ Change	% Change

Services	$16,128	$13,744	$2,384	17%	$32,574	$27,509	$5,065	18%
Software and other	3,996	3,569	427	12%	7,752	7,392	360	5%
Total revenue	$20,124	$17,313	$2,811	16%	$40,326	$34,901	$5,425	16%

Services. Services revenue consists primarily of fees for technology services generated from our channel partners.  We provide these services remotely, generally using service delivery personnel who utilize our proprietary technology to deliver the services.  Services revenue for the three months ended June 30, 2013 increased by $2.4 million from the same period in 2012.  The increase was due primarily to continued growth in our channel programs.  For the three months ended June 30, 2013, services revenue generated from our channel partnerships was $15.3 million compared to $12.8 million for the same period in 2012, while direct services revenue was $834,000 compared to $1.0 million for the same period in 2012. For the six months ended June 30, 2013, services revenue generated from our channel partnerships was $30.9 million compared to $25.7 million for the same period in 2012, while direct services revenue was $ 1.7 million compared to $1.8 million for the same period in 2012.

Index
Software and other. Software and other revenue is comprised primarily of fees for end-user software products provided through direct customer downloads, and, to a lesser extent, through the sale of this software via channel partners and licensing of our Nexus platform. Software and other revenue increased by 12% for the three months ended June 30, 2013 compared to same period in 2012 primarily due to fees from licensing of our Nexus platform.  For the three months ended June 30, 2013, software revenue and other generated from our direct sales was $2.4 million compared to $2.1 million for the same period in 2012, while software revenue and other generated from our channel partnerships was $1.6 million compared to $1.4 million for the same period in 2012.  Software and other revenue for the six months ended June 30, 2013 increased by $360,000 compared to same period in 2012 primarily due to fees from licensing of our Nexus platform.  For the six months ended June 30, 2013, software revenue from direct sales was $4.6 million compared to $4.5 million for the same period in 2012, while software and other revenue generated from our channel partnerships was $3.1 million compared to $2.9 million from the same period in 2012.

COSTS AND EXPENSES

Costs of Revenue

	Three Months Ended June 30,				Six Months Ended June 30,
In thousands, except percentages	2013	2012	$ Change	% Change	2013	2012	$ Change	% Change

Cost of services	$8,838	$9,591	$(753)	(8)%	$18,148	$19,881	$(1,733)	(9)%
Cost of software and other	271	360	(89)	(25)%	578	830	(252)	(30)%
Total cost of revenue	$9,109	$9,951	$(842)	(8)%	$18,726	$20,711	$(1,985)	(10)%

Cost of services.  Cost of services consists primarily of compensation costs and contractor expenses for people providing services, technology and telecommunication expenses related to the delivery of services and other personnel-related expenses in service delivery.  The decrease of $753,000 and $1.7 million in cost of services for the three and six months ended June 30, 2013, respectively, compared to the same periods in 2012 was mainly driven by improved operational processes, refinements to service delivery methodology and further technology enablement.

Cost of software and other.  Cost of software and other fees consists primarily of third-party royalty fees for our end-user software products.  Certain of these products were developed using third-party research and development resources, and the third party receives royalty payments on sales of products it developed.  The decrease of $89,000 and $252,000 for the three and six months ended June 30, 2013, respectively, over the same periods in 2012 was primarily due to a reduction of third-party royalty fees as the Company reduced the reliance on third-party software products.

Operating Expenses

	Three Months Ended June 30,				Six Months Ended June 30,
			$	%			$	%
In thousands, except percentages	2012	2013	Change	Change	2013	2012	Change	Change
Research and development	$1,282	$1,708	$(426)	(25)%	$2,870	$3,478	$(608)	(17)%
Sales and marketing	$4,375	$4,989	$(614)	(12)%	$8,311	$11,119	$(2,808)	(25)%
General and administrative	$2,354	$2,850	$(496)	(17)%	$5,117	$5,764	$(647)	(11)%

Research and development. Research and development expense consists primarily of compensation costs, third-party consulting expenses and related overhead costs for research and development personnel. Research and development costs are expensed as they are incurred.  The decrease of $426,000 and $608,000 in research and development expense for the three and six months ended June 30, 2013, respectively, compared to the same periods in 2012 resulted primarily from a decrease in salary and employee related expenses due to a decrease in headcount.

Sales and marketing. Sales and marketing expense consists primarily of compensation costs, including salaries and sales commissions for contact center sales agents and business development, program management and marketing personnel, as well as expenses for lead generation and promotional activities, including public relations, advertising and marketing.  The decrease of $614,000 and $2.8 million in sales and marketing expense for the three and six month ended June 30, 2013, respectively, compared to the same periods in 2012 resulted from a reduction in contact sales agent workforce completed at the end of second quarter of 2012.

General and administrative. General and administrative expense consists primarily of compensation costs and related overhead costs for administrative personnel and professional fees for legal, accounting and other professional services.  The decrease of $496,000 and $647,000 in general and administrative expense for the three and six months ended June 30, 2013, respectively, compared to the same periods in 2012 was primarily due to lower franchise tax expense and lower professional services expenses.

Index
Amortization of Intangible Assets and Other

	Three Months Ended June 30,				Six Months Ended June 30,
In thousands, except percentages	2013	2012	$ Change	% Change	2013	2012	$ Change	% Change

Amortization of intangible assets and other	$335	$391	$(56)	(14)%	$670	$758	$(88)	(12)%

The decrease in amortization of intangible assets and other for the three and six months ended June 30, 2013 compared to the same periods in  2012 was primarily due to the re-measurement of milestone based earn-outs in connection with the acquisitions of RightHand IT Corporation in January 2012 and SUPERAntiSpyware in June 2011.

INTEREST INCOME AND OTHER, NET

	Three Months Ended June 30,				Six Months Ended June 30,
In thousands, except percentages	2013	2012	$ Change	% Change	2013	2012	$ Change	% Change

Interest income and other, net	$108	$59	$49	83%	$181	$134	$47	35%

The increase in interest income and other for the three and six months ended June 30, 2013 compared to the same periods in 2012 was primarily due to higher interest income on our investments as a result of higher yields and higher balances in our portfolio.

INCOME TAX PROVISION

	Three Months Ended June 30,				Six Months Ended June 30,
In thousands, except percentages	2013	2012	$ Change	% Change	2013	2012	$ Change	% Change

Income tax provision	$177	$116	$61	53%	$326	$235	$91	39%

The provision for income taxes is comprised of estimates of current taxes due in domestic and foreign jurisdictions.  For the three and six months ended June 30, 2013 and 2012, income tax provision primarily consisted of state income tax, foreign taxes, and tax expense related to the recording of a deferred tax liability that results from the amortization for income tax purposes of acquisition-related goodwill.  The increase in the income tax provision from 2012 to 2013 was primarily due to tax expense related to state and foreign income taxes.

LIQUIDITY AND CAPITAL RESOURCES

Total cash, cash equivalents and investments at June 30, 2013 was $65.0 million, compared to $56.3 million at December 31, 2012.  Cash equivalents and investments are comprised of money market funds, certificate of deposits, corporate notes and bonds, and U.S. government agency securities.  The increase was primarily due to $7.1 million cash generated from operating activities, and proceeds from exercises of employee stock options net of repurchase of shares of $2.1 million.

Operating Activities

Net cash provided by (used in) operating activities was $7.1 million and ($3.5) million for the six months ended June 30, 2013 and 2012, respectively.  Net cash provided by (used in) operating activities primarily reflect the net income (loss) for the period, adjusted for non-cash items such as depreciation, amortization of premiums and discounts on investments, stock-based compensation expense and amortization of intangible assets and changes in operating assets and liabilities.

Net cash provided by operating activities was $7.1 million for the six months ended June 30, 2013 and resulted primarily from net income for the period of $4.5 million, adjusted for non-cash items totaling $2.7 million and changes in operating assets and liabilities of ($129,000).  Adjustment for non-cash items primarily consisted of stock-based compensation expense of $1.6 million, amortization of intangible assets and other of $670,000, amortization of premiums and discounts on investments of $294,000 and depreciation of $179,000.  The changes in operating assets and liabilities primarily consisted of an increase in other accrued liabilities of $1.5 million due to increase in sales and marketing activities during the period offset by a decrease in deferred revenue of $1.7 million.

Index
Net cash used in operating activities was $3.5 million for the six months ended June 30, 2012 and resulted primarily from a net loss for the period of $7.0 million, adjusted by non-cash items totaling $3.4 million and changes in operating assets and liabilities of ($103,000).  Adjustment for non-cash items primarily included stock-based compensation expense of $2.0 million, amortization of premiums and discounts on investments of $295,000, amortization of intangible assets and other of $758,000 and depreciation of $268,000. The changes in operating assets and liabilities primarily consisted of decrease in accounts receivable of $499,000 and other accrued liabilities of $429,000, offset by an increase in deferred revenue of $352,000.

Investing Activities

Net cash provided by (used in) investing activities was ($5.2) million and $1.0 million for the six months ended June 30, 2013 and 2012, respectively.  Net cash used in investing activities for the six months ended June 30, 2013 was primarily due to purchase of property and equipment of $67,000 and purchases of investments of $19.6 million offset by maturities of investments of $14.5 million. Net cash provided by investing activities for the six months ended June 30, 2012 was primarily due to sales and maturities of $26.6 million of investments offset by the purchases of investments of $23.9 million, acquisition of RightHand IT Corporation for $1.3 million and purchases of property and equipment for $318,000.

Financing Activities

Net cash provided by financing activities was $2.1 million and $689,000 for the six months ended June 30, 2013 and 2012, respectively. Net cash provided by financing activities for the six months ended June 30, 2013 was from the proceeds of exercise of employee stock options of $6.2 million (including exercise of stock options that resulted in shares that were repurchased) offset by the repurchase of shares of $4.1 million.  Net cash provided by financing activities for the six months ended June 30, 2012 was from the proceeds of exercise of employee stock options.

Working Capital and Capital Expenditure Requirements

At June 30, 2013, stockholders' equity was $82.1 million and working capital was $63.7 million. We believe that our existing cash balances will be sufficient to meet our working capital requirements and our planned capital expenditures for at least the next 12 months.

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

The primary objective of our investment activities is to preserve principal while at the same time maximizing the income we receive from our investments without significantly increasing risk. To achieve this objective, we invest our excess cash in a variety of securities, including U.S. government agency securities, corporate notes and bonds, commercial paper and money market funds. These securities are classified as available-for-sale. Consequently, our available-for-sale securities are recorded on the consolidated balance sheets at fair value with unrealized gains or losses reported as a separate component of accumulated other comprehensive loss within stockholder's equity. Our holdings of the securities of any one issuer, except government agencies, do not exceed 10% of our portfolio. We do not utilize derivative financial instruments to manage our interest rate risks.

Index

As of June 30, 2013, we held $30.3 million in short-term investments (excluding cash and cash equivalents), which consisted primarily of government debt securities, corporate notes and bonds, and commercial paper. The weighted average interest rate of our portfolio was approximately 0.26% at June 30, 2013. A decline in interest rates over time would reduce our interest income from our investments. A hypothetical 10% increase or decrease in interest rates, however, would not have a material impact adverse effect on our financial condition.

Impact of Foreign Currency Rate Changes

The functional currencies of our international operating subsidiaries are the local currencies. We translate the assets and liabilities of our foreign subsidiaries at the exchange rates in effect on the balance sheet date. We translate their income and expenses at the average rates of exchange in effect during the period. We include translation gains and losses in the stockholders' equity section of our consolidated balance sheet. We include net gains and losses resulting from foreign exchange transactions in interest income and other in our consolidated statements of operations. Since we translate foreign currencies (primarily Canadian dollars and Indian rupees) into U.S. dollars for a small portion of our operations, currency fluctuations may have an immaterial impact on our financial results. We have both revenue and expenses that are denominated in foreign currencies. Neither a weaker or stronger U.S. dollar environment would have a material impact on our consolidated statements of operations. The historical impact of currency fluctuations on our consolidated statements of operations has generally been immaterial.  As of June 30, 2013, we did not engage in foreign currency hedging activities.

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

Our Chief Executive Officer and our Chief Financial Officer, after evaluating the effectiveness of our "disclosure controls and procedures" as of the end of the period covered by this quarterly report, have concluded that our disclosure controls and procedures are effective based on their evaluation of these controls and procedures required by paragraph (b) of Exchange Act Rules 13a-15 or 15d-15.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended June 30, 2013, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II.	OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

See Note 4 "Commitments and Contingencies" to the condensed consolidated financial statements in Part I, Item 1 of this Quarterly Report on Form 10-Q for a description of legal proceedings.

ITEM 1A.	RISK FACTORS

Index
This report contains forward-looking statements regarding our business and expected future performance as well as assumptions underlying or relating to such statements of expectation, all of which are "forward looking statements" within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. We are subject to many risks and uncertainties that may materially affect our business and future performance and cause those forward-looking statements to be inaccurate. Words such as "expects," "anticipates," "intends," "plans," "believes," "forecasts," "estimates," "seeks," "may result in," "focused on," "continue to," and similar expressions often identify forward-looking statements. In this report, forward-looking statements include, without limitation, the following:

●	Our expectations and beliefs regarding future financial results;

●	Our expectations regarding channel partners, renewal of contracts with these partners and the anticipated timing and magnitude of revenue from these partners;

●	Our ability to successfully license, implement and support our Nexus Service Delivery Platform independent of our services;

●	Our expectations regarding sales of our end-user software, and our ability to source, develop and distribute additional software products;

●	Our ability to successfully monetize customers who receive free versions of our end-user software products;

●	Our expectations regarding our ability to deliver technology services efficiently and through arrangements that are profitable, including both in SKU-based pricing models as well as time-based billing for services and other pricing models we may employ;

●	Our ability to execute effectively in the small business market;

●	Our ability to offer subscriptions to our services in a profitable manner;

●	Our ability to hire, train, manage and retain technology specialists in a home-based model in quantities sufficient to meet forecast requirements, and our ability to continue to enhance the flexibility of our staffing model;

●	Our ability to match staffing levels with service volume in a cost-effective manner;

●	Our ability to manage contract labor as a component of our workforce;

●	Our ability to operate successfully in a time-based billing model;

●	Our ability to manage sales costs in programs where we are responsible for sales;

●	Our ability to successfully manage advertising costs associated with our end-user software products;

●	Our beliefs and expectations regarding the introduction of new services and products, including additional software products and service offerings for devices beyond the computer;

●	Our expectations regarding revenues, cash flows and expenses, including cost of revenue, sales and marketing, research and development efforts, and administrative expenses;

●	Our assessment of seasonality, mix of revenue, and other trends for our business and the business of our channel partners;

●	Our ability to deliver projected levels of profitability;

●	Our expectations regarding the costs and other effects of acquisition and disposition transactions;

●	Our expectations regarding unit volumes, pricing and other factors in the market for computers and other technology devices, and the effects of such factors on our business;

●	Our expectations regarding the results of pending, threatening or future litigation;

●	The assumptions underlying our Critical Accounting Policies and Estimates, including our assumptions regarding revenue recognition; assumptions used to estimate the fair value of share-based compensation; assumptions regarding the impairment of goodwill and intangible assets; and expected accounting for income taxes; and

Index
●	The expected effects of the adoption of new accounting standards.

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

In the third and fourth quarters of 2012 and the first and second quarters of 2013, we delivered our first four quarters of profitability since 2005. We intend to make significant investments in support of our business, and may sustain losses in the future notwithstanding our efforts to maintain profitability. If we fail to achieve revenue growth as a result of our additional investments or if such revenue growth does not result in our maintaining profitability, the market price of our common stock will likely decline. A sustained period of losses would result in usage of cash to fund our operating activities and a corresponding reduction in our cash balance.

Our business is based on a relatively new and evolving business model.

We are executing a plan to grow our business by providing premium technology services, end-user software products and licensing our Nexus platform. We may not be able to offer these services and software products successfully. Our technology specialists are generally home-based, which requires a high degree of coordination and quality control of employees working from diverse and remote locations. Until recently, we have experienced financial losses in our business and we may use cash and incur costs in the future to support our growth initiatives. Our investments, which typically are made in advance of revenue, may not yield increased revenue to offset these expenses. As a result of these factors, the future revenue and income potential of our business is uncertain. Any evaluation of our business and our prospects must be considered in light of these factors and the risks and uncertainties often encountered by companies in our early stage of development. Some of these risks and uncertainties relate to our ability to do the following:

●	Maintain our current relationships, and develop new relationships, with channel partners and licensees of our technology platform and services on acceptable terms or at all;
●	Reach prospective customers for our end-user software in a cost-effective fashion;
●	Reduce our dependence on a relatively limited number of channel partners for a substantial majority of our revenue;
●	Attract and retain qualified management and employees;n;
●	Hire, train, manage and retain our home-based technology specialists and enhance the flexibility of our staffing model in a cost-effective fashion and in quantities sufficient to meet forecast requirements;
●	Manage substantial headcount growth over short periods of time;
●	Manage contract labor efficiently and effectively;
●	Meet anticipated growth targets;
●	Manage gross and operating margins;
●	Match staffing levels with demand for services and forecast requirements;
●	Obtain bonuses and avoid penalties in contractual arrangements;
●	Manage our business to provide services and sales on an efficient basis in order to maintain profitability;
●	Offer subscriptions to our services in a profitable manner;
●	Successfully introduce new, and adapt our existing, services and products for consumers and small businesses;

Index
●	Respond effectively to changes in the online advertising markets in which we participate;
●	Respond effectively to competition;
●	Operate effectively in the small business market;
●	Successfully license our Nexus platform;
●	Respond to changes in macroeconomic conditions as they affect our and our channel partners' operations;
●	Realize benefits of any acquisitions we make;
●	Adapt to changes in the markets we serve, including the decline in sales of personal computers and the proliferation of tablets and other mobile devices;
●	Adapt to changes in our industry, including consolidation;
●	Respond to government regulations relating to our business;
●	Manage and respond to present, threatened, and future litigation; and
●	Manage our expanding operations and implement and improve our operational, financial and management controls.

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

Several factors that have contributed or may in the future contribute to fluctuations in our operating results include:

●	Demand for our services and products;
●	The performance of our channel partners;
●	Our reliance on a relatively small number of channel partners for a substantial majority of our revenue;
●	Instability or decline in the global macroeconomic climate and its effect on our and our channel partners' operations;
●	Our ability to retain qualified management and employees;
●	The efficiency of our technology specialists;
●	Our ability to effectively match staffing levels with service volumes on a cost-effective basis, particularly with subscriptions;
●	Our ability to manage contract labor;
●	Hire, train, manage and retain our home-based technology specialists and enhance the flexibility of our staffing model in a cost-effective fashion and in quantities sufficient to meet forecast requirements;
●	Mange substantial headcount growth over short periods of time;
●	Our ability to manage sales costs in programs where we are responsible for sales;
●	Our ability to attract and retain customers and channel partners;
●	Our ability to reach customers directly in a cost effective manner;
●	Our ability to serve the small business market;
●	Our ability to successfully license our Nexus platform;
●	The availability and cost-effectiveness of advertising placements for our software products and our ability to respond to changes in the online advertising markets in which we participate;
●	The price and mix of products and services we or our competitors offer;
●	The rate of expansion of our offerings and our investments therein;
●	Our ability to successfully monetize customers who receive free versions of our software;
●	Usage rates on the subscriptions we offer;
●	Changes in the markets for computers and other technology devices relating to unit volume, pricing and other factors, including changes driven by declines in sales of personal computers and the growing popularity of tablets and other mobile devices, and the effects of such changes on our business;
●	Our ability to adapt to our customers' needs in a market space defined by frequent technological change;
●	The amount and timing of operating costs and capital expenditures in our business;
●	Diversion of management's attention from other business concerns and disruption of our ongoing business activities as a result of acquisitions or divestitures by us;
●	Costs related to the defense and settlement of litigation which can also have an additional adverse impact on us because of negative publicity, diversion of management resources and other factors;
●	Potential losses on investments, or other losses from financial instruments we may hold that are exposed to market risk; and
●	The exercise of judgment by our management in making accounting decisions in accordance with our accounting policies.

Index
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

Because a small number of customers and channel partners have historically accounted for, and for the foreseeable future will account for, the substantial majority of our revenue, under-performance of specific programs or loss of certain customers and channel partners could decrease our revenue substantially.

For the second quarter of 2013, Comcast (45%) accounted for 10% or more of our total revenues and we expect the percentage of revenue attributable to Comcast to grow in the foreseeable future.  The loss of this or other significant partners, the worsening of the terms or terminations of our arrangements with any of these partners or the failure of any of these partners to achieve their targets could adversely affect our business.  Generally, the agreements with our partners do not require them to conduct any minimum amount of business with us, and therefore they have decided in the past and could decide at any time in the future to reduce or eliminate the use of our services. They may also enter into multi-sourcing arrangements with other vendors for services previously provided exclusively by us.  Further, we may not successfully obtain new channel partners or customers. There is also the risk that, once established, our programs with these and other channel partners may take longer than we expect to produce revenue or may not produce revenue at all, and the revenue produced may not be profitable if the costs of performing under the program are greater than anticipated or the program terminates before up-front investments can be recouped. One or more of our key channel partners may also choose not to renew their relationship with us, discontinue selling our services, offer them only on a limited basis or devote insufficient time and attention to promoting them to their customers. Some of our key channel partners may prefer not to work with us if we also partner with their competitors. If any of these key channel partners merge with one of their competitors, all of these risks could be exacerbated.

Each of these risks could reduce our sales and have a material adverse effect on our operating results. Further risks associated with the loss or decline in a significant channel partner are detailed in "Our failure to establish and expand successful partnerships to sell our services and products would harm our operating results" below.

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

Index
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
.
If we fail to attract, train and manage our technology specialists in a manner that meets forecast requirements and provides an adequate level of support for our customers, our reputation and financial performance could be harmed.

Our business depends in part on our ability to attract, manage and retain our technology specialists and other support personnel. If we are unable to attract, train and manage in a cost-effective manner adequate numbers of competent technology specialists  and other support personnel to be available as service volumes vary, particularly as we seek to expand the breadth and flexibility of our staffing model, our service levels could decline, which could harm our reputation, result in financial losses under contract terms, cause us to lose customers and channel partners, and otherwise adversely affect our financial performance. In the case of programs with time-based billing for services, the impact of falling to attract, train and manage such personnel could directly and adversely affect our revenue and profitability. Although our service delivery and communications infrastructure enables us to monitor and manage technology specialists remotely, because they are typically home-based and geographically dispersed we could experience difficulties meeting services levels and effectively managing the costs, performance and compliance of these technology specialists and other support personnel. Any problems we encounter in effectively attracting, managing and retaining our technology specialists and other support personnel could seriously jeopardize our service delivery operations and our financial results.

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

Index
●	Unanticipated costs and liabilities and unforeseen accounting charges or fluctuations;
●	Delays and difficulties in delivery of services and products;
●	Failure to effectively integrate or separate management information systems, personnel, research and development, marketing, sales and support operations;
●	Loss of key employees;
●	Economic dilution to gross and operating profit;
●	Diversion of management's attention from other business concerns and disruption of our ongoing business;
●	Difficulty in maintaining controls and procedures;
●	Uncertainty on the part of our existing customers about our ability to operate after a transaction;
●	Loss of customers;
●	Loss of partnerships;
●	Inability to execute our growth plans;
●	Declines in revenue and increases in losses;
●	Failure to realize the potential financial or strategic benefits of the acquisition or divestiture; and
●	Failure to successfully further develop the combined or remaining technology, resulting in the impairment of amounts recorded as goodwill or other intangible assets.

Our systems collect, access, use, and store personal customer information and enable customer transactions, which poses security risks, requires us to invest significant resources to prevent or correct problems caused by security breaches, and may harm our business.

A fundamental requirement for online communications, transactions and support is the secure collection, storage and transmission of confidential information. Our systems collect and store confidential and personal information of our individual customers as well as our channel partners and their customers' users, including credit card information, and our employees and contractors may access and use that information in the course of providing services. In addition, we collect and retain personal information of our employees in the ordinary course of our business. We and our third-party contractors use commercially available technologies to secure this information. Despite these measures, third parties may attempt to breach the security of our data or that of our customers. In addition, errors in the storage or transmission of data could breach the security of that information. We may be liable to our customers for any breach in security and any breach could subject us to governmental or administrative proceedings or monetary penalties, damage our relationships with channel partners and harm our business and reputation. Also, computers are vulnerable to computer viruses, physical or electronic break-ins and similar disruptions, which could lead to interruptions, delays or loss of data. We may be required to expend significant capital and other resources to comply with mandatory privacy and security standards required by law, industry standard, or contract, and to further protect against security breaches or to correct problems caused by any security breach.

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

We license technologies from third parties, which are integrated into our services, technology platform and end user software. Our use of commercial technologies licensed on a non-exclusive basis from third parties poses certain risks. Some of the third-party technologies we license may be provided under "open source" licenses, which may have terms that require us to make generally available our modifications or derivative works based on such open source code. Our inability to obtain or integrate third-party technologies with our own technology could delay service development until equivalent compatible technology can be identified, licensed and integrated. These third-party technologies may not continue to be available to us on commercially reasonable terms or at all. If our relationship with third parties were to deteriorate, or if such third parties were unable to develop innovative and saleable products, we could be forced to identify a new developer and our future revenue could suffer. We may fail to successfully integrate any licensed technology into our services or software, or maintain it through our own development work, which would harm our business and operating results. Third-party licenses also expose us to increased risks that include:

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

Our business involves direct sale and licensing of services and software to consumers and small businesses, and we typically include customary indemnification provisions in favor of our distribution partners in our partner agreements for the distribution of our services and software.  As a result we can be subject to consumer litigation and legal proceedings related to our services and software, including putative class action claims and similar legal actions.  Such litigation can be expensive and time-consuming regardless of the merits of any action, and could divert management's attention from our business.  The cost of defense can be large as can any settlement or judgment in an action. The outcome of any litigation is uncertain and could significantly impact our financial results. Regardless of outcome, litigation can have an adverse impact on us because of defense costs, negative publicity, diversion of management resources and other factors.

We have recorded long-lived assets, and our results of operations would be adversely affected if their value becomes impaired.

Goodwill and identifiable intangible assets were recorded in part due to our acquisition of substantially all of the assets and liabilities of YourTechOnline.com ("YTO") in May 2008, our acquisition of substantially all of the assets of Xeriton Corporation in December 2009, our acquisition of certain assets and assumed liabilities of SUPERAntiSpyware ("SAS") in June 2011 and our acquisition of certain assets and assumed liabilities of RightHand IT Corporation ("RHIT") in January 2012. We also have certain intangible assets with indefinite lives. We assess the impairment of goodwill and indefinite lived intangible assets annually or more often if events or changes in circumstances indicate that the carrying value may not be recoverable. We assess the impairment of acquired product rights and other finite lived intangible assets whenever events or changes in circumstances indicate that its carrying amount may not be recoverable. Our results of operations would be adversely affected if impairment of our goodwill or intangible assets occurred.

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable.

ITEM 6.	EXHIBITS

Exhibits.

31.1	Chief Executive Officer Section 302 Certification

31.2	Chief Financial Officer Section 302 Certification

32.1	Statement of the Chief Executive Officer under 18 U.S.C. § 1350(1)

32.2	Statement of the Chief Financial Officer under 18 U.S.C. § 1350(1)

(1)	The certifications filed as Exhibits 32.1 and 32.2 are not deemed "filed" for purposes of Section 18 of the Securities Exchange Act of 1934 and are not to be incorporated by reference into any filing of the Company under the Securities Exchange Act of 1933 or the Securities Exchange Act of 1934, whether made before or after the date hereof irrespective of any general incorporation by reference language contained in any such filing, except to the extent that the registrant specifically incorporates it by reference.

Index
SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

August 5, 2013	SUPPORT.COM, INC.

	By:	/s/ SHELLY SCHAFFER
Shelly Schaffer
Chief Financial Officer and
Executive Vice President of Finance and
Administration

Index
EXHIBIT INDEX TO SUPPORT.COM, INC.
QUARTERLY REPORT ON FORM 10-Q
FOR THE QUARTER ENDED JUNE 30, 2013

31.1	Chief Executive Officer Section 302 Certification

31.2	Chief Financial Officer Section 302 Certification

32.1	Statement of the Chief Executive Officer under 18 U.S.C. § 1350(1)

32.2	Statement of the Chief Financial Officer under 18 U.S.C. § 1350(1)

(1)	The certifications filed as Exhibits 32.1 and 32.2 are not deemed "filed" for purposes of Section 18 of the Securities Exchange Act of 1934 and are not to be incorporated by reference into any filing of the Company under the Securities Exchange Act of 1933 or the Securities Exchange Act of 1934, whether made before or after the date hereof irrespective of any general incorporation by reference language contained in any such filing, except to the extent that the registrant specifically incorporates it by reference.