Form 10-Q
period 2013-09-30
Support.com, Inc.
filed 2013-11-04
CIK 1104855

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2013
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

On October 31, 2013, 52,775,201 shares of the Registrant’s Common Stock, $0.0001 par value, were outstanding.

SUPPORT.COM, INC.
FORM 10-Q
QUARTERLY PERIOD ENDED SEPTEMBER 30, 2013

Index
PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

SUPPORT.COM, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands)

	September 30, 2013	December 31, 2012
	(Unaudited)	(1)
ASSETS
Current assets:
Cash and cash equivalents	$30,622	$30,852
Short-term investments	37,828	25,498
Accounts receivable, net	13,644	9,689
Prepaid expenses and other current assets	2,236	1,359
Total current assets	84,330	67,398
Property and equipment, net	507	591
Goodwill	14,240	14,240
Purchased technology, net	—	62
Intangible assets, net	3,770	4,775
Other assets	1,038	1,193

Total assets	$103,885	$88,259

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,239	$444
Accrued compensation	3,138	1,609
Other accrued liabilities	3,856	3,969
Short-term deferred revenue	4,358	6,618
Total current liabilities	12,591	12,640
Long-term deferred revenue	32	35
Other long-term liabilities	1,604	1,421
Total Liabilities	14,227	14,096

Commitments and contingencies (Note 4)

Stockholders’ equity:
Common stock; par value $0.0001, 150,000,000 shares authorized; 53,939,053 issued and 52,746,455 outstanding at September 30, 2013; 50,002,587 issued and 49,809,989 outstanding at December 31, 2012	5	5
Additional paid-in capital	255,444	242,954
Treasury stock	(5,036)	(922)
Accumulated other comprehensive loss	(1,893)	(1,501)
Accumulated deficit	(158,862)	(166,373)
Total stockholders’ equity	89,658	74,163

Total liabilities and stockholders’ equity	$103,885	$88,259

(1)	Derived from the December 31, 2012 audited Consolidated Financial Statements included in our Annual Report on Form 10-K, as filed with the Securities and Exchange Commission (“SEC”) on March 8, 2013.

See accompanying notes.

Index
SUPPORT.COM, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share amounts)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012

Revenue:
Services	$19,305	$14,769	$51,879	$42,278
Software and other	4,054	3,407	11,807	10,799
Total revenue	23,359	18,176	63,686	53,077

Cost of revenue:
Cost of services	11,046	8,815	29,194	28,696
Cost of software and other	294	312	872	1,142
Total cost of revenue	11,340	9,127	30,066	29,838

Gross profit	12,019	9,049	33,620	23,239

Operating expenses:
Research and development	1,456	1,643	4,325	5,121
Sales and marketing	4,120	3,789	12,431	14,908
General and administrative	3,077	2,897	8,193	8,661
Amortization of intangible assets and other	335	397	1,005	1,155
Total operating expenses	8,988	8,726	25,954	29,845
Income (loss) from operations	3,031	323	7,666	(6,606)
Interest income and other, net	127	93	307	227
Income (loss) from continuing operations, before income taxes	3,158	416	7,973	(6,379)
Income tax provision	121	118	446	353
Income (loss) from continuing operations, after income taxes	3,037	298	7,527	(6,732)

Income (loss) from discontinued operations, after income taxes	(5)	(7)	(16)	10

Net income (loss)	$3,032	$291	$7,511	$(6,722)

Basic earnings (loss) per share:
Continuing operations, after income taxes	$0.06	$0.01	$0.15	$(0.14)
Discontinued operations, after income taxes	(0.00)	(0.00)	(0.00)	0.00
Basic net earnings (loss) per share	$0.06	$0.01	$0.15	$(0.14)

Diluted earnings (loss) per share:
Continuing operations, after income taxes	$0.06	$0.01	$0.14	$(0.14)
Discontinued operations, after income taxes	(0.00)	(0.00)	(0.00)	0.00
Diluted net earnings (loss) per share	$0.06	$0.01	$0.14	$(0.14)

Shares used in computing per share amounts:
Basic	52,266	48,707	51,080	48,571
Diluted	54,661	50,326	53,508	48,571

See accompanying notes.

Index
SUPPORT.COM, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(in thousands)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012

Net income (loss)	$3,032	$291	$7,511	$(6,722)

Other comprehensive income (loss):
Change in foreign currency translation adjustment	(149)	132	(375)	40
Change in net unrealized gain (loss) on investments	5	24	(18)	315
Other comprehensive income (loss)	(144)	156	(393)	355

Comprehensive income (loss)	$2,888	$447	$7,119	$(6,367)

See accompanying notes.

Index
SUPPORT.COM, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(Unaudited)

	Nine Months Ended September 30,
	2013	2012
Operating Activities:
Net income (loss)	$7,511	$(6,722)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation	262	404
Amortization of premiums and discounts on investments	442	446
Amortization of purchased technology	62	62
Amortization of intangible assets and other	1,005	1,155
Stock-based compensation	2,434	2,938
Warrant-related charges	383	—
Changes in assets and liabilities:
Accounts receivable, net	(3,955)	649
Prepaid expenses and other current assets	(891)	(533)
Other long-term assets	97	(187)
Accounts payable	795	(507)
Accrued compensation	1,511	646
Other accrued liabilities	(132)	(123)
Other long-term liabilities	181	320
Deferred revenue	(2,263)	849
Net cash provided by (used in) operating activities	7,442	(603)

Investing Activities:
Purchases of investments	(43,836)	(33,317)
Maturities of investments	31,046	33,560
Sales of investments	—	2,400
Purchases of property and equipment	(178)	(503)
Acquisition of business, net of cash acquired	—	(1,327)
Net cash provided by (used in) investing activities	(12,968)	813

Financing Activities:
Proceeds from issuances of common stock	9,673	1,069
Repurchase of common stock	(4,114)	—
Net cash provided by financing activities	5,559	1,069
Effect of exchange rate changes on cash and cash equivalents	(263)	69

Net increase (decrease) in cash and cash equivalents	(230)	1,348

Cash and cash equivalents at beginning of period	30,852	22,159
Cash and cash equivalents at end of period	$30,622	$23,507

Supplemental schedule of cash flow information:
Income taxes paid	$97	$99

See accompanying notes.

Index
SUPPORT.COM, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 1. Significant Accounting Policies

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements include the accounts of Support.com, Inc. (the “Company” or “Support.com”, “We” or “Our”) and its wholly owned subsidiaries. All intercompany balances and transactions have been eliminated. The condensed consolidated balance sheet as of September 30, 2013 and the condensed consolidated statements of operations and comprehensive income (loss) for the three and nine months ended September 30, 2013 and 2012 and the condensed consolidated statements of cash flows for the nine months ended September 30, 2013 and 2012 are unaudited. In the opinion of management, these unaudited interim condensed consolidated financial statements reflect all adjustments (consisting of normal recurring adjustments) that are necessary for a fair presentation of the results for, and as of, the periods shown. The results of operations for such periods are not necessarily indicative of the results expected for the full fiscal year or for any future period. The condensed consolidated balance sheet information as of December 31, 2012 is derived from audited consolidated financial statements as of that date. These financial statements have been prepared based upon Securities and Exchange Commission (“SEC”) rules that permit reduced disclosure for interim periods. For a more complete discussion of significant accounting policies and certain other information, these unaudited interim condensed consolidated financial statements should be read with the consolidated financial statements and related notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2012, filed with the Securities and Exchange Commission on March 8, 2013.

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

We offer services to consumers and small businesses, primarily through our channel partners (which include communications providers, retailers, technology companies and others) and to a lesser degree directly through our website at www.support.com. We transact with customers via reseller programs, referral programs and direct transactions. In reseller programs, the channel partner generally executes the financial transactions with the consumer and pays a fee to us which we recognize as revenue when the service is delivered. In referral programs, we transact with the consumer directly and pay a referral fee to the referring party. Referral fees are generally expensed in the period in which revenues are recognized. In such instances, since we are the transacting party and bear substantially all risks associated with the transaction, we record the gross amount of revenue. In direct transactions, we sell directly to the customer at the retail price.

Index
The services described above are of four types for revenue recognition purposes:

•	Subscriptions - Customers purchase subscriptions or “service plans” under which certain services are provided over a fixed subscription period. Revenues for subscriptions are recognized ratably over the respective subscription periods.

•	Incident-Based Services - Customers purchase a discrete, one-time service. Revenue recognition occurs at the time of service delivery. Fees paid for services sold but not yet delivered are recorded as deferred revenue and recognized at the time of service delivery.

•	Service Cards / Gift Cards - Customers purchase a service card or a gift card, which entitles the cardholder to redeem a certain service at a time of their choosing. For these sales, revenue is deferred until the card has been redeemed and the service has been provided.

•	Hourly-Based Services - In connection with the provisions of certain services programs, fees are calculated based on contracted hourly rates with channel partners. For these programs, we recognize revenue as services are performed, based on billable hours of work delivered by our technology specialists. These services programs also include performance standards, which may result in incentives or penalties, which are recognized as earned or incurred.

In certain cases, we are paid for services that are sold but not yet delivered. We initially record such balances as deferred revenue, and recognize revenue when the service has been provided or, on the non-subscription portion of these balances, when the likelihood of the service being redeemed by the customer is remote (“services breakage”). Based on our historical redemption patterns for these relationships, we believe that the likelihood of a service being delivered more than 90 days after sale is remote.  We therefore recognize non-subscription deferred revenue balances older than 90 days as services revenue. For the three and nine months ended September 30, 2013 and 2012, services breakage revenue accounted for approximately 1% of our total revenue.

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

Software and other revenue also includes fees from licensing of our Nexus platform.  In such arrangements, customers receive a right to use our platform in their own technology support organizations. We license the Nexus platform using a software-as-a-service model under which customers cannot take possession of the technology and pay us on a per-user per-month basis during the term of the arrangement. Revenue from licensing of our Nexus platform was approximately 7% and 6% of software and other revenue in the three and nine months ended September 30, 2013, respectively.

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

Our cash equivalents and short-term investments are classified as available-for-sale, and are reported at fair value with unrealized gains/losses included in accumulated other comprehensive income within stockholders’ equity on the condensed consolidated balance sheets and in the condensed consolidated statements of comprehensive income (loss). We view our available-for-sale portfolio as available for use in our current operations, and therefore we present our marketable securities as short-term assets.

We monitor our investments for impairment on a quarterly basis and determine whether a decline in fair value is other-than-temporary by considering factors such as current economic and market conditions, the credit rating of the security’s issuer, the length of time an investment’s fair value has been below our carrying value, our intent to sell the security and our belief that we will not be required to sell the security before the recovery of our amortized cost. If an investment’s decline in fair value is deemed to be other-than-temporary, we reduce its carrying value to its estimated fair value, as determined based on quoted market prices or liquidation values. Declines in value judged to be other-than temporary, if any, are recorded in operations as incurred. At September 30, 2013, we evaluated our unrealized gains/losses on available-for-sale securities and determined them to be temporary. We currently do not intend to sell securities with unrealized losses and we concluded that we will not be required to sell these securities before the recovery of our amortized cost basis.

The following is a summary of cash, cash equivalents and investments at September 30, 2013 and December 31, 2012 (in thousands):

As of September 30, 2013	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Cash	$13,244	$—	$—	$13,244
Money market funds	15,756	—	—	15,756
Certificates of deposits	3,329	—	(1)	3,328
Commercial paper	12,996	—	(1)	12,995
Corporate notes and bonds	23,143	4	(20)	23,127
	$68,468	$4	$(22)	$68,450

Classified as:

Cash and cash equivalents	$30,623	$—	$(1)	$30,622
Short-term investments	37,845	4	(21)	37,828
	$68,468	$4	$(22)	$68,450

Index
As of December 31, 2012	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Cash	$11,116	$—	$—	$11,116
Money market funds	17,235	—	—	17,235
Certificates of deposits	1,880	—	(1)	1,879
Commercial paper	5,745	1	(1)	5,745
Corporate notes and bonds	20,172	7	(6)	20,173
U.S. government agency securities	202	—	—	202
	$56,350	$8	$(8)	$56,350

Classified as:

Cash and cash equivalents	$30,853	$—	$(1)	$30,852
Short-term investments	25,497	8	(7)	25,498
	$56,350	$8	$(8)	$56,350

The following table summarizes the estimated fair value of our available-for-sale securities classified by the stated maturity date of the security (in thousands):

	September 30,	December 31,
	2013	2012
Due within one year	$30,007	$23,885
Due within two years	7,821	1,613
	$37,828	$25,498

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

In accordance with ASC 820, the following table represents our fair value hierarchy for our financial assets (cash equivalents and investments) measured at fair value on a recurring basis as of September 30, 2013 and December 31, 2012 (in thousands):

As of September 30, 2013	Level 1	Level 2	Level 3	Total
Money market funds	$15,756	$—	$—	$15,756
Certificates of deposits	3,328	—	—	3,328
Commercial paper	—	12,995	—	12,995
Corporate notes and bonds	—	23,127	—	23,127
Total	$19,084	$36,122	$—	$55,206

Index
As of December 31, 2012	Level 1	Level 2	Level 3	Total
Money market funds	$17,235	$—	$—	$17,235
Certificates of deposits	1,879	—	—	1,879
Commercial paper	—	5,745	—	5,745
Corporate notes and bonds	—	20,173	—	20,173
U.S. government agency securities	—	202	—	202
Total	$19,114	$26,120	$—	$45,234

For short-term investments, measured at fair value using Level 2 inputs, we review trading activity and pricing for these investments as of the measurement date. When sufficient quoted pricing for identical securities is not available, we use market pricing and other observable market inputs for similar securities obtained from various third party data providers.  These inputs either represent quoted prices for similar assets in active markets or have been derived from observable market data. There have been no transfers between Level 1 and Level 2 measurements during the three and nine months ended September 30, 2013 and 2012, respectively.

Concentrations of Credit Risk

Financial instruments that potentially subject us to concentrations of credit risk consist principally of cash equivalents, investments and trade accounts receivable. Our investment portfolio consists of investment grade securities. Except for obligations of the United States government and securities issued by agencies of the United States government, we diversify our investments by limiting our holdings with any individual issuer. We are exposed to credit risks in the event of default by the issuers to the extent of the amount recorded on the condensed consolidated balance sheets. The credit risk in our trade accounts receivable is substantially mitigated by our evaluation of the customers’ financial conditions at the time we enter into business and reasonably short payment terms.

For the three months ended September 30, 2013, Comcast (55%) accounted for 10% or more of our total revenue.  For the three months ended September 30, 2012, Comcast (37%), OfficeMax (12%), Office Depot (12%) and Staples (10%) accounted for 10% or more of our total revenue. For the nine months ended September 30, 2013, Comcast (48%) and OfficeMax (10%) accounted for 10% or more of our total revenue.  For the nine months ended September 30, 2012, Comcast (33%), Office Depot (13%), OfficeMax (13%) and Staples (11%) accounted for 10% or more of our total revenue.  There were no other customers that accounted for 10% or more of total revenue for the three and nine months ended September 30, 2013 and 2012.

As of September 30, 2013, Comcast (73%) accounted for 10% or more of our total accounts receivable.  As of December 31, 2012, Comcast (52%) and OfficeMax (10%) accounted for 10% or more of our total accounts receivable. There were no other customers that accounted for 10% or more of our total accounts receivable as of September 30, 2013 and December 31, 2012.

Trade Accounts Receivable and Allowance for Doubtful Accounts

Trade accounts receivable are recorded at the invoiced amount. We perform evaluations of our customers’ financial condition and generally do not require collateral. We make judgments as to our ability to collect outstanding receivables and provide allowances when collection becomes doubtful. Provisions are made based upon a specific review of all significant outstanding invoices. For those invoices not specifically provided for, provisions are recorded at differing rates, based upon the age of the receivable. In determining these percentages, we analyze our historical collection experience and current payment trends. The determination of past-due accounts is based on contractual terms. At September 30, 2013 and December 31, 2012, we had an allowance for doubtful accounts of $2,000.

Accumulated Other Comprehensive Loss

The components of accumulated other comprehensive loss relate entirely to accumulated foreign currency translation losses associated with our foreign subsidiaries and unrealized gains (losses) on investments. Accumulated currency translation losses were $1.9 million and $1.5 million as of September 30, 2013 and December 31, 2012, respectively, and accumulated unrealized losses on investments were $18,000 and zero as of September 30, 2013 and December 31, 2012, respectively.

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

The fair value of our stock-based awards was estimated using the following weighted average assumptions for the three and nine months ended September 30, 2013 and 2012:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Stock Option Plan:
Risk-free interest rate	1.2%	0.5%	0.7%	0.6%
Expected term	3.6 years	3.7 years	3.7 years	3.7 years
Volatility	57.1%	57.0%	56.7%	57.5%
Expected dividend	0%	0%	0%	0%
Weighted average fair value (per share)	$2.42	$1.35	$1.84	$1.18

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Employee Stock Purchase Plan:
Risk-free interest rate	0.09%	0.2%	0.09%	0.2%
Expected term	0.5 years	0.5 years	0.5 years	0.5 years
Volatility	42.8%	71.7%	42.8%	71.7%
Expected dividend	0%	0%	0%	0%
Weighted average fair value (per share)	$1.18	$0.98	$1.18	$0.98

We recorded the following stock-based compensation expense for the three and nine months ended September 30, 2013 and 2012 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012

Stock-based compensation expense related to grants of:
Stock options	$246	$821	$1,375	$2,786
Employee Stock Purchase Plan (“ESPP”)	24	20	72	53
Restricted Stock Unit (“RSU”)	600	70	987	99
	$870	$911	$2,434	$2,938

Stock-based compensation expense recognized in:
Cost of services	$84	$85	$241	$272
Cost of software and other	3	3	8	25
Research and development	192	252	530	819
Sales and marketing	103	96	285	372
General and administrative	488	475	1,370	1,450
	$870	$911	$2,434	$2,938

Index
Earnings (Loss) Per Share

Basic earnings (loss) per share is computed using our net income (loss) and the weighted average number of common shares outstanding during the reporting period. Diluted earnings (loss) per share is computed using our net income (loss) and the weighted average number of common shares outstanding, including the effect of the potential common shares issuable upon exercise of outstanding stock options, vesting of RSUs and ESPP by using the treasury stock method when dilutive. For the nine months ended September 30, 2012, 1.1 million outstanding options and restricted stock units were excluded from the computation of diluted net loss per share since their effect would have been anti-dilutive.  We excluded outstanding weighted average stock options of 999,000 and 1.2 million for the three and nine months ended September 30, 2013, respectively, and 2.9 million for the three and nine months ended September 30, 2012, from the calculation of diluted earnings (loss) per common share because the exercise prices of these stock options were greater than or equal to the average market value of the common stock. These stock options could be included in the calculation in the future if the average market value of the common stock increases and is greater than the exercise price of these stock options.

On October 30, 2013, the Company apppointed a new Chief Financial Officer and Chief Operating Officer. Pursuant to his employment offer letter and as approved by the Company's Compensation Committee, the Company issued 195,000 stock options and 284,375 RSUs. These stock options and RSUs were not included in the computation of the basic and diluted earnings per share for the three and nine months ended September 30, 2013 because they were not outstanding during either period.

The following table sets forth the computation of basic and diluted earnings (loss) per share (in thousands, except per share amounts):

	Three Months		Nine Months
	Ended		Ended
	September 30,		September 30,
	2013	2012	2013	2012

Net income (loss)	$3,032	$291	$7,511	$(6,722)

Basic:
Weighted-average shares of common stock outstanding	52,266	48,707	51,080	48,571
Shares used in computing basic earnings (loss) per share	52,266	48,707	51,080	48,571
Basic earnings (loss) per share	$0.06	$0.01	$0.15	$(0.14)
Diluted:
Weighted-average shares of common stock outstanding	52,266	48,707	51,080	48,571
Add: Common equivalent shares outstanding	2,395	1,619	2,428	—
Shares used in computing diluted earnings (loss) per share	54,661	50,326	53,508	48,571
Diluted earnings (loss) per share	$0.06	$0.01	$0.14	$(0.14)

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

We generally agree to indemnify our customers against legal claims that our software products infringe certain third party intellectual property rights. As of September 30, 2013, we have not been required to make any payment resulting from infringement claims asserted against our customers and have not recorded any related accruals.

Note 2. Warrants

On October 25, 2010, we entered into a Support Services Agreement (the “Customer Agreement”) with Comcast Cable Communications Management, LLC (“Comcast”) under which Support.com provides technology support services to customers of Comcast in exchange for fees. In connection with the Customer Agreement, Support.com and Comcast entered into a Warrant Agreement, under which Support.com agreed to issue to Comcast warrants to purchase up to 975,000 shares of Support.com common stock in the future in the event that Comcast meets specified sales milestones under the Customer Agreement. Each warrant, if issued, will have an exercise price per share of $4.9498 and a term of three years from issuance. On September 27, 2011, the Company and Comcast amended the Warrant Agreement to extend the expiration date for the performance milestones while maintaining the previously agreed revenue thresholds. The warrants will be valued as they are earned, and the resulting value will be recorded as a charge against revenue in the period in which the performance milestone is met and the warrant is earned. During the third quarter of 2013, the performance milestones for the first tranche of warrants were met. Therefore, we issued to Comcast warrants to purchase 166,000 shares of our common stock and recorded warrant-related charges of $383,000 against revenue for the three months and nine months ended September 30, 2013. The value of the first tranche of warrants was estimated using the following assumptions: risk-free interest rate of 0.64%, expected term of 3 years, volatility of 58.51% and expected dividend of 0%. As of September 30, 2013, the performance milestones for the second tranche (warrants to purchase 324,000 shares) and the third tranche (warrants to purchase 485,000 shares) have not been met.

Index
Note 3.  Income Taxes

We recorded an income tax provision of $121,000 and $446,000 for the three and nine months ended September 30, 2013, respectively, and $118,000 and $353,000 for the three and nine months ended September 30, 2012, respectively.  The provision for income taxes includes estimates of current taxes due in domestic and foreign jurisdictions.  This provision reflects tax expense associated with state income tax, foreign taxes, and tax expense related to the recording of a deferred tax liability that results from the amortization for income tax purposes of acquisition-related goodwill.

When goodwill is amortizable for tax purposes, a deferred tax liability is recorded as the tax deduction is realized, which will not be reversed unless and until the goodwill is disposed of or impaired.  We will continue to record an income tax expense related to the amortization of goodwill as a discrete item each quarter unless and until such disposition or impairment occurs.

As of September 30, 2013, our deferred tax assets are fully offset by a valuation allowance except in those jurisdictions where it is determined that a valuation allowance is not required. ASC 740, Income Taxes, provides for the recognition of deferred tax assets if realization of such assets is more likely than not. Based upon the weight of available evidence, which includes historical operating performance, reported cumulative net losses since inception and difficulty in accurately forecasting our future results, we provided a full valuation allowance against our net U.S. deferred tax assets and a partial valuation allowance against our foreign deferred tax assets.  We reassess the need for our valuation allowance on a quarterly basis. If it is later determined that a portion or all of the valuation allowance is not required there generally will be a benefit to the income tax provision in the period such determination is made.

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

Legal contingencies

On February 7, 2012, a lawsuit seeking class-action certification was filed against the Company in the United States District Court for the Northern District of California, No. 12-CV-00609, alleging that the design of one the Company’s software products and the method of promotion to consumers constitute fraudulent inducement, breach of contract, breach of express and implied warranties, and unjust enrichment. On the same day the same plaintiffs’ law firm filed another action in the United States District Court for the Southern District of New York, No. 12-CV-0963, involving similar allegations against a subsidiary of the Company and one of the Company’s channel partners who distributes our software products, and that channel partner has requested indemnification under contract terms with the Company. The law firm representing the plaintiffs in both cases has filed unrelated class actions in the past against a number of major software providers with similar allegations about those providers’ products. On May 30, 2013, the Company received final court approval relating to the terms of the settlement. Under the terms of the settlement, the Company offered a one-time cash payment, covered by the Company’s insurance provider, to qualified class-action members and the deadline to submit a claim form concluded on February 28, 2013. In addition, the Company offered a limited free subscription to one of its software products and the deadline for redemptions concluded on August 31, 2013. Therefore, the Company reversed a previous accrual of $57,000 associated with this action and recorded a benefit in the same amount within interest income and other, net in the condensed consolidated statements of operations for the three and nine months ended September 30, 2013. The Company denies any wrongdoing or liability and entered into the settlement to minimize the costs of defense.

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

Guarantees

We have identified guarantees in accordance with ASC 450. This guidance stipulates that an entity must recognize an initial liability for the fair value, or market value, of the obligation it assumes under the guarantee at the time it issues such a guarantee, and must disclose that information in its interim and annual financial statements. We have entered into various service level agreements with our channel partners, in which we may guarantee the maintenance of certain service level thresholds. Under some circumstances, if we do not meet these thresholds, we may be liable for certain financial costs. We evaluate costs for such guarantees under the provisions of ASC 450. We consider such factors as the degree of probability that we would be required to satisfy the liability associated with the guarantee and the ability to make a reasonable estimate of the resulting cost. We incurred zero and immaterial costs as a result of such obligations during the three and nine months ended September 30, 2013, respectively.  We have not accrued any liabilities related to such obligations in the condensed consolidated financial statements as of September 30, 2013 and December 31, 2012.

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

We engaged an independent third-party appraisal firm to assist in determining the fair value of assets acquired and liabilities assumed from the transaction.  Such a valuation requires management to make significant estimates, especially with respect to intangible assets.  These estimates are based on historical experience and information obtained from the management of the acquired company.  We placed value on RHIT’s existing customer relationships, as well as non-compete agreements signed by certain key employees.  The purchase price for RHIT exceeded the fair value of RHIT’s net tangible and intangible assets acquired.  As a result, we have recorded goodwill in connection with this transaction. The amortization of this goodwill is deductible for tax purposes.

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

Note 6.  Intangible Assets

Amortization expense and other related to intangible assets for the three and nine months ended September 30, 2013 was $335,000 and $1.0 million, respectively.  Amortization expense and other related to intangible assets for the three and nine months ended September 30, 2012 was $397,000 and $1.2 million, respectively.

The following table summarizes the components of intangible assets (in thousands):

	Non-compete	Partner Relationships	Customer Base	Technology Rights	Tradenames	Indefinite Life Intangibles	Total
As of September 30, 2013
Gross carrying value	$593	$145	$641	$5,330	$760	$250	$7,719
Accumulated amortization	(464)	(145)	(332)	(2,448)	(560)	—	(3,949)
Net carrying value	$129	$—	$309	$2,882	$200	$250	$3,770
As of December 31, 2012
Gross carrying value	$593	$145	$641	$5,330	$760	$250	$7,719
Accumulated amortization	(426)	(145)	(239)	(1,700)	(434)	—	(2,944)
Net carrying value	$167	$—	$402	$3,630	$326	$250	$4,775

In December 2006, we acquired the use of a toll-free telephone number for cash consideration of $250,000.  This asset has an indefinite useful life.

The estimated future amortization expense of intangible assets, with the exception of the indefinite-life intangible assets as of September 30, 2013 is as follows (in thousands):

Fiscal Year	Amount
2013(October-December)	$316
2014	1,091
2015	1,069
2016	1,028
2017	16
Total	$3,520

Weighted average remaining useful life	3.2 years

Index
The following table summarizes the components of purchased technology (in thousands):

	As of September 30,	As of December 31,
	2013	2012
Purchased technology	$350	$350
Accumulated amortization	(350)	(288)
Total purchased technology, net	$—	$62

Note 7. Other Accrued Liabilities

Other accrued liabilities consist of the following (in thousands):

	As of September 30, 2013	As of December 31, 2012
Accrued expenses	$2,335	$2,421
Customer deposits	1,042	997
Other accrued liabilities	479	551
Total other accrued liabilities	$3,856	$3,969

Note 8. Stockholder’s Equity

Stock Options

The following table represents the stock option activity for the nine months ended September 30, 2013:

	Number of Shares	Weighted Average Exercise Price per Share	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value (in thousands)
Outstanding options at December 31, 2012	9,529,597	$3.05	3.63	$12,595
Granted	256,550	$4.37
Exercised	(3,771,188)	$2.53
Forfeited	(216,049)	$4.33
Outstanding options at September 30, 2013	5,798,910	$3.40	3.51	$12,436
Options vested and expected to vest	5,742,681	$3.40	3.48	$12,347
Exercisable at September 30, 2013	4,541,237	$3.23	2.95	$10,420

The aggregate intrinsic value in the table above represents the total pre-tax intrinsic value that would have been received by the option holders had they all exercised their options on September 30, 2013. This amount changes based on the fair market value of our stock.  The aggregate intrinsic value of options exercised under our stock option plans was $3.5 million and $8.1  million during the three and nine months ended September 30, 2013, respectively, and $195,000 and $401,000 during the three and nine months ended September 30, 2012, respectively.  Total fair value of options vested was $398,000 and $1.6 million during the three and nine months ended September 30, 2013, respectively, and $891,000 and $2.9 million during the three and nine months ended September 30, 2012, respectively.

At September 30, 2013, there was $1.7 million of unrecognized compensation cost related to existing stock options outstanding which is expected to be recognized over a weighted average period of 2.13 years.

Index
Employee Stock Purchase Plan

In the second quarter of 2011, to advance the interests of the Company and its stockholders by providing an incentive to attract, retain and reward eligible employees and by motivating such persons to contribute to the growth and profitability of the Company, the Company’s Board of Directors and stockholders approved an ESPP and reserved 1,000,000 shares of our common stock for issuance effective as of May 15, 2011. The ESPP continues in effect for ten (10) years from its effective date unless terminated earlier by the Company. The ESPP consists of six-month offering periods during which employees may enroll in the plan.  The purchase price on each purchase date shall not be less than eighty‑five percent (85%) of the lesser of (a) the fair market value of a share of stock on the offering date of the offering period or (b) the fair market value of a share of stock on the purchase date.  During the nine months ended September 30, 2013, 38,915 shares were granted under ESPP.

Restricted Stock Units

The following table represents RSU activity for the nine months ended September 30, 2013:

	Number of Shares	Weighted Average Grant Date Fair Value
Outstanding RSUs at December 31, 2012	98,363	$2.82
Granted	1,443,112	$5.05
Vested	(108,363)	$2.98
Forfeited	(16,300)	$5.89
Outstanding RSUs at September 30, 2013	1,416,812	$5.04

On August 5, 2013, pursuant to approval by the Company’s Compensation Committee, the Company issued 725,000 RSUs to its corporate employees. These RSUs vest annually in three equal tranches over three years.

On May 23, 2013, the Board of Directors of the Company approved, based on recommendations of the Compensation Committee, a grant of 48,851 RSUs to non-employee directors based on a fair market value of $4.70 per share which represents the closing price of the Company’s common stock on the Nasdaq Global Select Market (“Nasdaq”) on May 23, 2013.  These RSUs vest upon the first anniversary of the grant date.

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

At September 30, 2013, there was $5.5 million of unrecognized compensation cost related to RSUs which is expected to be recognized over a weighted average period of 2.26 years.

Stock Repurchase Program

On April 27, 2005, our Board of Directors authorized the repurchase of up to 2,000,000 outstanding shares of our common stock. As of September 30, 2013 the maximum number of shares remaining that can be repurchased under this program was 1,807,402. The Company does not intend to repurchase shares without a further approval from its Board of Directors.

Index
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

Overview

Support.com is a leading provider of cloud-based services and software designed to enhance a customer’s experience with technology. We enable leading brands to offer technology service programs that create new revenue streams and deepen customer relationships. We also help technology support organizations reduce costs, improve problem resolution and enhance the customer experience. Our solutions include the cloud-based Nexus® Service Delivery Platform (“Nexus platform”), a scalable workforce of technology specialists, mobile and desktop applications for end-users and proven expertise in program design and execution. We market our products and services directly and indirectly through channel partners. Our customers and channel partners include leading communications providers, retailers, technology companies and others. Our sales and marketing efforts are primarily focused in North America.

Total revenue for the third quarter of 2013 increased 29% year-over-year.  Revenue from services increased 31% year-over-year primarily due to continued growth in our channel programs, primarily the programs with Comcast. Revenue from software and other increased 19% year-over-year primarily due to fees from licensing of our Nexus platform.

Cost of services for the third quarter of 2013 increased 25% year-over-year as a result of the hiring of additional technology specialists to support revenue growth.   Cost of software and other for the third quarter of 2013 decreased 6% year-over-year due to lower royalty rate payments to third-party developers.  Total gross margin was consistent year-over-year at 51% in the third quarter of 2013 and 50% in the third quarter of 2012.

Operating expenses were relatively consistent year-over-year at $9 million and $8.7 million for the third quarters of 2013 and 2012, respectively.

During the third quarter of 2013, the Company entered into program description number 3 (“Program Agreement”) under the Amended and Restated Support Services Agreement, dated July 5, 2012, with Comcast. Under the Program Agreement, the Company provided home networking support services to Comcast customers on an hourly basis.

In addition, during the third quarter of 2013, the Company reviewed the performance of advertising programs for its end-user software products. Upon completion of this review, the Company discontinued its largest advertising placement for such products because it no longer yielded positive results.

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

Index
Critical Accounting Policies and Estimates

In preparing our financial statements, we make estimates, assumptions and judgments that can have a significant impact on our revenue, operating income or loss and net income or loss, as well as on the value of certain assets and liabilities on our condensed consolidated balance sheet. We believe that the estimates, assumptions and judgments involved in the accounting policies described in Management’s Discussion and Analysis of Financial Condition and Results of Operations in Item 7 of our Annual Report on Form 10-K for the fiscal year ended December 31, 2012 have the greatest potential impact on our condensed consolidated financial statements, so we consider them to be our critical accounting policies and estimates.  There have been no significant changes in these critical accounting policies and estimates during the three and nine months ending September 30, 2013.

RESULTS OF OPERATIONS

The following table sets forth the results of operations for the three and nine months ended September 30, 2013 and 2012 expressed as a percentage of total revenue.

	Three Months		Nine Months
	Ended		Ended
	September 30,		September 30,
	2013	2012	2013	2012
Revenue:
Services	83%	81%	81%	80%
Software and other	17	19	19	20
Total revenue	100	100	100	100

Costs of revenue:
Cost of services	47	48	46	54
Cost of software and other	1	2	1	2
Total cost of revenue	49	50	46	56
Gross profit	51	50	53	44

Operating expenses:
Research and development	6	9	7	10
Sales and marketing	18	21	20	28
General and administrative	13	16	13	16
Amortization of intangible assets and other	1	2	2	2
Total operating expenses	39	48	41	56

Income (loss) from operations	13	2	12	(12)

Interest and other income, net	1	0	0	0

Income (loss) from continuing operations, before income taxes	13	2	12	(13)

Income tax provision	1	1	1	1

Income (loss) from continuing operations, after income taxes	13	3	12	(13)

Income (loss) from discontinued operations, after income taxes	(0)	(0)	(0)	0

Net income (loss)	13%	2%	12%	(13)%

Index
REVENUE

	Three Months Ended September 30,				Nine Months Ended September 30,
In thousands, except percentages	2013	2012	$ Change	% Change	2013	2012	$ Change	% Change

Services	$19,305	$14,769	$4,536	31%	$51,879	$42,278	$9,601	23%
Software and other	4,054	3,407	647	19%	11,807	10,799	1,008	9%
Total revenue	$23,359	$18,176	$5,183	29%	$63,686	$53,077	$10,609	20%

Services. Services revenue consists primarily of fees for technology services generated from our channel partners.  We provide these services remotely, generally using service delivery personnel who utilize our proprietary technology to deliver the services.  Services revenue for the three months and nine months ended September 30, 2013 increased by $4.5 million and $9.6 million, respectively, compared to the same periods in 2012.  The increase was due primarily to continued growth in our channel programs, primarily the programs with Comcast.  For the three months ended September 30, 2013, services revenue generated from our channel partnerships was $18.6 million compared to $13.8 million for the same period in 2012, while direct services revenue was $739,000 compared to $924,000 for the same period in 2012. For the nine months ended September 30, 2013, services revenue generated from our channel partnerships was $49.4 million compared to $39.2 million for the same period in 2012, while direct services revenue was $2.4 million compared to $3.0 million for the same period in 2012.

Software and other. Software and other revenue is comprised primarily of fees for end-user software products provided through direct customer downloads, and, to a lesser extent, through the sale of this software via channel partners and licensing of our Nexus platform. Software and other revenue for the three months ended September 30, 2013 increased by 19% compared to same period in 2012 primarily due to fees from licensing of our Nexus platform.  For the three months ended September 30, 2013, software and other revenue generated from our direct sales, including licenses of our Nexus platform, was $2.5 million compared to $1.9 million for the same period in 2012, while software and other revenue generated from our channel partnerships was $1.6 million compared to $1.5 million for the same period in 2012.  Software and other revenue for the nine months ended September 30, 2013 increased by 9% compared to same period in 2012 primarily due to fees from licensing of our Nexus platform.  For the nine months ended September 30, 2013, software revenue from direct sales was $7.1 million compared to $6.4 million for the same period in 2012, while software and other revenue generated from our channel partnerships was $4.7 million compared to $4.4 million from the same period in 2012.

COSTS AND EXPENSES

Costs of Revenue

	Three Months Ended September 30,				Nine Months Ended September 30,
In thousands, except percentages	2013	2012	$ Change	% Change	2013	2012	$ Change	% Change

Cost of services	$11,046	$8,815	$2,231	25%	$29,194	$28,696	$498	2%
Cost of software and other	294	312	(18)	(6)%	872	1,142	(270)	(24)%
Total cost of revenue	$11,340	$9,127	$2,213	24%	$30,066	$29,838	$228	1%

Cost of services.  Cost of services consists primarily of compensation and related cost of personnel and contractors providing services, and technology and telecommunication expenses associated to the delivery of services.  The increase of $2.2 million and $498,000 in cost of services for the three and nine months ended September 30, 2013, respectively, compared to the same periods in 2012 was mainly driven by increased compensation and employee related costs associated with the increase in our technology specialist workforce to support revenue growth.

Cost of software and other.  Cost of software and other fees consists primarily of third-party royalty fees for our end-user software products.  Certain of these products were developed using third-party research and development resources, and the third-party receives royalty payments on sales of products it developed.  The decrease of $18,000 and $270,000 for the three and nine months ended September 30, 2013, respectively, over the same periods in 2012 was primarily due to a reduction of third-party royalty fees as the Company reduced the reliance on third-party software products.

Index
Operating Expenses

	Three Months Ended September 30,				Nine Months Ended September 30,
In thousands, except percentages	2013	2012	$ Change	% Change	2013	2012	$ Change	% Change

Research and development	$1,456	$1,643	$(187)	(11)%	$4,325	$5,121	$(796)	(16)%
Sales and marketing	$4,120	$3,789	$331	9%	$12,431	$14,908	$(2,477)	(17)%
General and administrative	$3,077	$2,897	$180	6%	$8,193	$8,661	$(468)	(5)%

Research and development. Research and development expense consists primarily of compensation costs, third-party consulting expenses and related overhead costs for research and development personnel. Research and development costs are expensed as they are incurred.  The decrease of $187,000 and $796,000 in research and development expense for the three and nine months ended September 30, 2013, respectively, compared to the same periods in 2012 resulted primarily from a decrease in salary and employee related expenses including stock-based compensation expense due to a decrease in headcount.

Sales and marketing. Sales and marketing expense consists primarily of compensation costs of business development, program management and marketing personnel, as well as expenses for lead generation and promotional activities, including public relations, advertising and marketing.  Sales and marketing expense for 2012, but not 2013, also included sales commissions for contact center sales agents.  The increase of $331,000 in sales and marketing expense for the three months ended September 30, 2013 compared to the same period in 2012 resulted primarily from advertising costs for end-user software products of $422,000 (prior to our decision to discontinue our largest advertising placement), offset by a decrease in compensation and employee-related costs of $108,000 due to decrease in headcount.  The decrease of $2.5 million in sales and marketing expense for the nine month ended September 30, 2013 compared to the same period in 2012 resulted from a reduction in contact sales agent workforce completed at the end of second quarter of 2012.

General and administrative. General and administrative expense consists primarily of compensation costs and related overhead costs for administrative personnel, and professional fees for legal, accounting and other professional services.  The increase of $180,000 for the three months ended September 30, 2013 compared to the same period in 2012 was primarily due to an increase of $155,000 in compensation and related cost as a result of headcount growth and an increase of $265,000 in recruiting fees for certain corporate positions and hiring expenses to support the new Comcast program, offset by decrease of $190,000 in overhead costs.  The decrease of $468,000 in general and administrative expense for the nine months ended September 30, 2013 compared to the same period in 2012 was primarily due to a decrease of $142,000 in professional services, decrease $214,000 in franchise tax expense and a decrease of $284,000 in overhead cost including rent and deprecation, offset by increase of $248,000 in recruiting fees for certain corporate positions and hiring expenses to support revenue growth.

Amortization of Intangible Assets and Other

	Three Months Ended September 30,				Nine Months Ended September 30,
In thousands, except percentages	2013	2012	$ Change	% Change	2013	2012	$ Change	% Change

Amortization of intangible assets and other	$335	$397	$(62)	(16)%	$1,005	$1,155	$(150)	(13)%

The decrease in amortization of intangible assets and other for the three and nine months ended September 30, 2013 compared to the same periods in  2012 was primarily due to the re-measurement of milestone based earn-outs in connection with the acquisitions of RightHand IT Corporation in January 2012 and SUPERAntiSpyware in June 2011.

INTEREST INCOME AND OTHER, NET

	Three Months Ended September 30,				Nine Months Ended September 30,
In thousands, except percentages	2013	2012	$ Change	% Change	2013	2012	$ Change	% Change

Interest income and other, net	$127	$93	$34	36%	$307	$227	$80	35%

The increase in interest income and other for the three and nine months ended September 30, 2013 compared to the same periods in 2012 was primarily due to higher interest income on our investments as a result of higher yields and higher balances in our portfolio.

Index
INCOME TAX PROVISION

	Three Months Ended September 30,				Nine Months Ended September 30,
In thousands, except percentages	2013	2012	$ Change	% Change	2013	2012	$ Change	% Change

Income tax provision	$121	$118	$3	3%	$446	$353	$93	26%

The income tax provision is comprised of estimates of current taxes due in domestic and foreign jurisdictions.  For the three and nine months ended September 30, 2013 and 2012, income tax provision primarily consisted of state income tax, foreign taxes, and tax expense related to the recording of a deferred tax liability that results from the amortization for income tax purposes of acquisition-related goodwill.  The increase in the income tax provision from 2012 to 2013 was primarily due to tax expense related to state and foreign income taxes.

LIQUIDITY AND CAPITAL RESOURCES

Total cash, cash equivalents and investments at September 30, 2013 was $68.5 million, compared to $56.3 million at December 31, 2012.  Cash equivalents and investments are comprised of money market funds, certificate of deposits, corporate notes and bonds, and U.S. government agency securities.  The increase was primarily due to $7.4 million cash generated from operating activities, and proceeds from exercises of employee stock options net of repurchase of shares of $5.6 million.

Operating Activities

Net cash provided by (used in) operating activities was $7.4 million and ($603,000) million for the nine months ended September 30, 2013 and 2012, respectively.  Net cash provided by (used in) operating activities primarily reflect the net income (loss) for the period, adjusted for non-cash items such as depreciation, amortization of premiums and discounts on investments, stock-based compensation expense and amortization of intangible assets and changes in operating assets and liabilities.

Net cash provided by operating activities of $7.4 million for the nine months ended September 30, 2013 resulted primarily from net income for the period of $7.5 million, adjusted for non-cash items totaling $4.6 million and changes in operating assets and liabilities of ($4.7) million.  Adjustment for non-cash items primarily consisted of stock-based compensation expense of $2.4 million, amortization of intangible assets and other of $1.0 million, amortization of premiums and discounts on investments of $442,000, a warrant-related charge of $383,000, and depreciation of $262,000.  The changes in operating assets and liabilities primarily consisted of an increase in accounts receivable of $3.9 million, prepaid expenses and other current assets of $891,000, accrued compensation of $1.5 million offset by a decrease in deferred revenue of $2.3 million.

Net cash used in operating activities was $603,000 for the nine months ended September 30, 2012 and resulted primarily from a net loss for the period of $6.7 million, adjusted by non-cash items totaling $5.0 million and changes in operating assets and liabilities of $1.1 million.  Adjustment for non-cash items primarily included stock-based compensation expense of $2.9 million, amortization of premiums and discounts on investments of $446,000, amortization of intangible assets and other of $1.1 million and depreciation of $404,000. The changes in operating assets and liabilities primarily consisted of decrease in accounts receivable of $649,000 and accounts payable of $507,000, offset by an increase in prepaid expenses and other current assets of $533,000, accrued compensation of $646,000 and deferred revenue of $849,000.

Investing Activities

Net cash provided by (used in) investing activities was ($13.0) million and $813,000 for the nine months ended September 30, 2013 and 2012, respectively.  Net cash used in investing activities for the nine months ended September 30, 2013 was primarily due to purchases of investments of $43.8 million offset by maturities of investments of $31.0 million, and purchases of property and equipment of $178,000. Net cash provided by investing activities for the nine months ended September 30, 2012 was primarily due to sale and maturities of investment of $36.0 million offset by purchases of investments of $33.3 million, acquisition of RightHand IT Corporation for $1.3 million and purchases of property and equipment for $503,000.

Financing Activities

Net cash provided by financing activities was $5.6 million and $1.1 million for the nine months ended September 30, 2013 and 2012, respectively. Net cash provided by financing activities for the nine months ended September 30, 2013 was from the proceeds of exercise of employee stock options of $9.7 million (including exercise of stock options that resulted in shares that were repurchased) offset by the repurchase of shares of $4.1 million.  Net cash provided by financing activities for the nine months ended September 30, 2012 was from the proceeds of exercise of employee stock options.

Index
Working Capital and Capital Expenditure Requirements

At September 30, 2013, stockholders’ equity was $89.7 million and working capital was $71.7 million. We believe that our existing cash balances will be sufficient to meet our working capital requirements and our planned capital expenditures for at least the next 12 months.

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

As of September 30, 2013, we held $37.8 million in short-term investments (excluding cash and cash equivalents), which consisted primarily of government debt securities, corporate notes and bonds, and commercial paper. The weighted average interest rate of our portfolio was approximately 0.24% at September 30, 2013. A decline in interest rates over time would reduce our interest income from our investments. A hypothetical 10% increase or decrease in interest rates, however, would not have a material impact adverse effect on our financial condition.

Impact of Foreign Currency Rate Changes

The functional currencies of our international operating subsidiaries are the local currencies. We translate the assets and liabilities of our foreign subsidiaries at the exchange rates in effect on the balance sheet date. We translate their income and expenses at the average rates of exchange in effect during the period. We include translation gains and losses in the stockholders’ equity section of our consolidated balance sheets. We include net gains and losses resulting from foreign exchange transactions in interest income and other in our consolidated statements of operations. Since we translate foreign currencies (primarily Canadian dollars and Indian rupees) into U.S. dollars for a small portion of our operations, currency fluctuations have had an immaterial impact on our consolidated statements of operations. We have both revenue and expenses that are denominated in foreign currencies. Neither a weaker or stronger U.S. dollar environment would have a material impact on our consolidated statement of operations. The historical impact of currency fluctuations on our consolidated statements of operations has generally been immaterial.  As of September 30, 2013, we did not engage in foreign currency hedging activities.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended September 30, 2013, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

This report contains forward-looking statements regarding our business and expected future performance as well as assumptions underlying or relating to such statements of expectation, all of which are “forward looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. We are subject to many risks and uncertainties that may materially affect our business and future performance and cause those forward-looking statements to be inaccurate. Words such as “expects,” “anticipates,” “intends,” “plans,” “believes,” “forecasts,” “estimates,” “seeks,” “may result in,” “focused on,” “continue to,” and similar expressions often identify forward-looking statements. In this report, forward-looking statements include, without limitation, the following:

●	Our expectations and beliefs regarding future financial results;

●	Our expectations regarding channel partners, renewal of contracts with these partners and the anticipated timing and magnitude of revenue from programs with these partners;

●	Our ability to successfully license, implement and support our Nexus Service Delivery Platform independent of our services;

●	Our expectations regarding sales of our end-user software, and our ability to source, develop and distribute additional software products;

●	Our ability to successfully monetize customers who receive free versions of our end-user software products;

●	Our expectations regarding our ability to deliver technology services efficiently and through arrangements that are profitable, including both in SKU-based pricing models as well as time-based billing for services and other pricing models we may employ;

Index
●	Our ability to execute effectively in the small business market;

●	Our ability to offer subscriptions to our services in a profitable manner;

●	Our ability to hire, train, manage and retain technology specialists in a home-based model in quantities sufficient to meet forecast requirements, and our ability to continue to enhance the flexibility of our staffing model;

●	Our ability to match staffing levels with service volume in a cost-effective manner;

●	Our ability to manage contract labor as a component of our workforce;

●	Our ability to operate successfully in a time-based billing model;

●	Our ability to manage sales costs in programs where we are responsible for sales;

●	Our ability to successfully manage advertising costs associated with our end-user software products;

●	Our beliefs and expectations regarding the introduction of new services and products, including additional software products and service offerings for devices beyond the computer;

●	Our expectations regarding revenues, cash flows and expenses, including cost of revenue, sales and marketing, research and development efforts, and administrative expenses;

●	Our assessment of seasonality, mix of revenue, and other trends for our business and the business of our channel partners;

●	Our ability to deliver projected levels of profitability;

●	Our expectations regarding the costs and other effects of acquisition and disposition transactions;

●	Our expectations regarding unit volumes, pricing and other factors in the market for computers and other technology devices, and the effects of such factors on our business;

●	Our expectations regarding the results of pending, threatened or future litigation;

●	The assumptions underlying our Critical Accounting Policies and Estimates, including our assumptions regarding revenue recognition; assumptions used to estimate the fair value of share-based compensation; assumptions regarding the impairment of goodwill and intangible assets; and expected accounting for income taxes; and

●	The expected effects of the adoption of new accounting standards.

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

Index
From the third quarter of 2012 through the third quarter of 2013, we delivered our first five quarters of profitability since 2005. We intend to make significant investments in support of our business, and may sustain losses in the future notwithstanding our efforts to maintain profitability. If we fail to achieve revenue growth as a result of our additional investments or if such revenue growth does not result in our maintaining profitability, the market price of our common stock will likely decline. A sustained period of losses would result in usage of cash to fund our operating activities and a corresponding reduction in our cash balance.

Our business is based on a relatively new and evolving business model.

We are executing a plan to grow our business by providing premium technology services,  licensing our Nexus platform and providing end-user software products. We may not be able to offer these services and software products successfully. Our technology specialists are generally home-based, which requires a high degree of coordination and quality control of employees working from diverse and remote locations. Until recently, we have experienced financial losses in our business and we may use cash and incur costs in the future to support our growth initiatives. Our investments, which typically are made in advance of revenue, may not yield increased revenue to offset these expenses. As a result of these factors, the future revenue and income potential of our business is uncertain. Any evaluation of our business and our prospects must be considered in light of these factors and the risks and uncertainties often encountered by companies in our early stage of development. Some of these risks and uncertainties relate to our ability to do the following:

●	Maintain our current relationships and programs, and develop new relationships, with channel partners and licensees of our technology platform and services on acceptable terms or at all;
●	Reach prospective customers for our end-user software in a cost-effective fashion;
●	Reduce our dependence on a limited number of channel partners for a substantial majority of our revenue;
●	Attract and retain qualified management and employees;
●	Hire, train, manage and retain our home-based technology specialists and enhance the flexibility of our staffing model in a cost-effective fashion and in quantities sufficient to meet forecast requirements;
●	Manage substantial headcount changes over short periods of time;
●	Manage contract labor efficiently and effectively;
●	Meet anticipated growth targets;
●	Maintain gross and operating margins;
●	Match staffing levels with demand for services and forecast requirements;
●	Obtain bonuses and avoid penalties in contractual arrangements;
●	Manage our business to provide services and sales on an efficient basis in order to maintain profitability;
●	Offer subscriptions to our services in a profitable manner;
●	Successfully introduce new, and adapt our existing, services and products for consumers and small businesses;
●	Respond effectively to changes in the online advertising markets in which we participate;
●	Respond effectively to competition;
●	Operate effectively in the small business market;
●	Successfully license our Nexus platform;
●	Respond to changes in macroeconomic conditions as they affect our and our channel partners’ operations;
●	Realize benefits of any acquisitions we make;
●	Adapt to changes in the markets we serve, including the decline in sales of personal computers and the proliferation of tablets and other mobile devices;
●	Adapt to changes in our industry, including consolidation;
●	Respond to government regulations relating to our current and future business;
●	Manage and respond to present, threatened, and future litigation; and
●	Manage our expanding operations and implement and improve our operational, financial and management controls.

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

Index
Several factors that have contributed or may in the future contribute to fluctuations in our operating results include:

●	Demand for our services and products;
●	The performance of our channel partners;
●	Change in or discontinuance of our principal programs with channel partners;
●	Our reliance on a small number of channel partners for a substantial majority of our revenue;
●	Instability or decline in the global macroeconomic climate and its effect on our and our channel partners’ operations;
●	Our ability to retain qualified management and employees;
●	The efficiency of our technology specialists;
●	Our ability to effectively match staffing levels with service volumes on a cost-effective basis;
●	Our ability to manage contract labor;
●	Hire, train, manage and retain our home-based technology specialists and enhance the flexibility of our staffing model in a cost-effective fashion and in quantities sufficient to meet forecast requirements;
●	Manage substantial headcount changes over short periods of time;
●	Our ability to manage sales costs in programs where we are responsible for sales;
●	Our ability to attract and retain customers and channel partners;
●	Our ability to reach customers directly in a cost effective manner;
●	Our ability to serve the small business market;
●	Our ability to successfully license our Nexus platform;
●	The availability and cost-effectiveness of advertising placements for our software products and our ability to respond to changes in the online advertising markets in which we participate;
●	The price and mix of products and services we or our competitors offer;
●	The rate of expansion of our offerings and our investments therein;
●	Our ability to successfully monetize customers who receive free versions of our software;
●	Usage rates on the subscriptions we offer;
●	Changes in the markets for computers and other technology devices relating to unit volume, pricing and other factors, including changes driven by declines in sales of personal computers and the growing popularity of tablets and other mobile devices, and the effects of such changes on our business;
●	Our ability to adapt to our customers’ needs in a market space defined by frequent technological change;
●	The amount and timing of operating costs and capital expenditures in our business;
●	Diversion of management’s attention from other business concerns and disruption of our ongoing business activities as a result of acquisitions or divestitures by us;
●	Costs related to the defense and settlement of litigation which can also have an additional adverse impact on us because of negative publicity, diversion of management resources and other factors;
●	Potential losses on investments, or other losses from financial instruments we may hold that are exposed to market risk; and
●	The exercise of judgment by our management in making accounting decisions in accordance with our accounting policies.

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

Because a small number of customers and channel partners have historically accounted for, and for the foreseeable future will account for, the substantial majority of our revenue, under-performance of specific programs or loss of certain customers, channel partners or programs could decrease our revenue substantially.

Index
For the third quarter of 2013, Comcast (55%) accounted for 10% or more of our total revenues.  The loss of this or other significant partners, the worsening of the terms or terminations of our arrangements with any of these partners, the reduction or discontinuance of programs with any of these partners, or the failure of any of these partners to achieve their targets could adversely affect our business.  Generally, the agreements with our partners do not require them to conduct any minimum amount of business with us, and therefore they have decided in the past and could decide at any time in the future to reduce or eliminate their programs or the use of our services in such programs. They may also enter into multi-sourcing arrangements with other vendors for services previously provided exclusively by us. Further, we may not successfully obtain new channel partners or customers. There is also the risk that, once established, our programs with these and other channel partners may take longer than we expect to produce revenue or may not produce revenue at all, and the revenue produced may not be profitable if the costs of performing under the program are greater than anticipated or the program terminates before up-front investments can be recouped. One or more of our key channel partners may also choose not to renew their relationship with us, discontinue their programs, offer them only on a limited basis or devote insufficient time and attention to promoting them to their customers. Some of our key channel partners may prefer not to work with us if we also partner with their competitors. If any of these key channel partners merge with one of their competitors, all of these risks could be exacerbated.

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

Our current business model requires us to establish and maintain relationships with third parties who market and sell our services and products. Failure to establish or maintain third-party relationships in our business, particularly with firms that sell our services and products, could materially and adversely affect the success of our business. We sell to numerous customers through each of these channel partners, and therefore a delay in the launch or rollout of our services or the reduction or discontinuance of a program with even one of these channel partners could cause us to miss revenue or other financial targets. The process of establishing a relationship with a channel partner can be complex and time consuming, and we must pass multiple levels of review in order to be selected. If we are unable to establish a sufficient number of new channel partners on a timely basis our sales will suffer.

Our Nexus platform licensing offering is in its early stages and failure to market, sell and develop the offering effectively and competitively could result in a lack of growth.

A number of competitive offerings exist in the market, providing various feature sets that may overlap with our Nexus platform today or in the future.  Some competitors in this market far exceed our spending on sales and marketing activities and benefit from greater existing brand awareness, channel relationships and existing customer relationships.  We may not be able to reach the market effectively and adequately or convey our differentiation as needed to grow our customer base. To reach our target market effectively, we may be required to invest substantial resources in sales and marketing activities, which could have a material adverse effect on our financial results. In addition, if we fail to develop and maintain competitive features, deliver high-quality products and satisfy existing customers, our Nexus platform license offering could fail to grow.  Growth in Nexus platform license revenue also depends on scaling our multi-tenant technology platform flexibly and cost-effectively to meet changing customer demand.  Disruptions in infrastructure operations as described below could impair our ability to deliver SaaS solutions to customers, thereby affecting our reputation with existing and prospective customers and possibly resulting in monetary penalties or financial losses.

Our end-user software revenues are dependent on online traffic patterns and the availability and cost of online advertising in certain key placements.

Most of our software revenue stream is obtained through advertising placements in certain key online media placements. From time to time a trend or a change in a key advertising placement will impact us, decreasing traffic or significantly increasing the cost or effectiveness of online advertising and therefore compromising our ability to purchase a desired volume and placement of advertisements at profitable rates. If such a change were to occur, as it has recently and on several occasions in the past, we may be unable to attract desired amounts of traffic, our costs for advertising may further increase beyond our forecasts and our software revenues may decrease. As a result, our operating results would be negatively impacted.

If we fail to attract, train and manage our technology specialists in a manner that meets forecast requirements and provides an adequate level of support for our customers, our reputation and financial performance could be harmed.

Index
Our business depends in part on our ability to attract, manage and retain our technology specialists and other support personnel. If we are unable to attract, train and manage in a cost-effective manner adequate numbers of competent technology specialists  and other support personnel to be available as service volumes vary, particularly as we seek to expand the breadth and flexibility of our staffing model, our service levels could decline, which could harm our reputation, result in financial losses under contract terms, cause us to lose customers and channel partners, and otherwise adversely affect our financial performance. In the case of programs with time-based billing for services, the impact of failing to attract, train and manage such personnel could directly and adversely affect our revenue and profitability. Although our service delivery and communications infrastructure enables us to monitor and manage technology specialists remotely, because they are typically home-based and geographically dispersed we could experience difficulties meeting services levels and effectively managing the costs, performance and compliance of these technology specialists and other support personnel. Any problems we encounter in effectively attracting, managing and retaining our technology specialists and other support personnel could seriously jeopardize our service delivery operations and our financial results.

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

We depend on the continuing operation of our information technology and communication systems and those of our third-party service providers. Any damage to or failure of those systems could result in interruptions in our service, which could reduce our revenues and damage our reputation. The technology we use to serve customers and the Nexus platform we license are hosted at a third-party facility located in the United States, and we use a separate, independent third-party facility in the United States for emergency back-up and failover services in support of the hosted site.  These two facilities are operated by unrelated publicly held companies specializing in operating such facilities, and we do not control the operation of these facilities.  These facilities may experience unplanned outages and other technical difficulties in the future, and are vulnerable to damage or interruption from fires, floods, earthquakes, telecommunications and connectivity failures, power failures, and similar events. These facilities are also subject to risks from vandalism, break-ins, intrusion, and other malicious attacks. Despite substantial precautions taken, such as disaster recovery planning and back-up procedures, a natural disaster, act of terrorism or other unanticipated problem could cause a loss of information and data and lengthy interruptions in the availability of our services and technology platform offerings, as our backup systems may not be able to meet our needs for an extended period of time. We rely on hosted systems maintained by third-party providers to deliver technology services and our Nexus platform to customers, including taking customer orders, handling telecommunications for customer calls, tracking sales and service delivery and making platform functionality available to customers. Any interruption or failure of our internal or external systems could prevent us or our service providers from accepting orders and delivering services, or cause company and consumer data to be unintentionally disclosed. Our continuing efforts to upgrade and enhance the security and reliability of our information technology and communications infrastructure could be very costly, and we may have to expend significant resources to remedy problems such as a security breach or service interruption. Interruptions in our services resulting from labor disputes, telephone or Internet failures, power or service outages, natural disasters or other events, or a security breach could reduce our revenue, increase our costs, cause customers and channel partners and licensees to fail to renew or to terminate their use of our offerings, and harm our reputation and our ability to attract new customers.  We maintain insurance programs with highly rated carriers using policies that are designed for businesses in the technology sector and that expressly address, among other things, cyber attacks and potential harm resulting from incidents such as data privacy breaches; but depending on the type of damages, the amount, and the cause, all or part of any financial losses experienced may be excluded by the policies resulting in material financial losses for us.

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

Index
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

A fundamental requirement for online communications, transactions and support is the secure collection, storage and transmission of confidential information. Our systems collect and store confidential and personal information of our individual customers as well as our channel partners and their customers’ users, including credit card information, and our employees and contractors may access and use that information in the course of providing services. In addition, we collect and retain personal information of our employees in the ordinary course of our business. We and our third-party contractors use commercially available technologies to secure this information. Despite these measures, parties may attempt to breach the security of our data or that of our customers. In addition, errors in the storage or transmission of data could breach the security of that information. We may be liable to our customers for any breach in security and any breach could subject us to governmental or administrative proceedings or monetary penalties, damage our relationships with channel partners and harm our business and reputation. Also, computers are vulnerable to computer viruses, physical or electronic break-ins and similar disruptions, which could lead to interruptions, delays or loss of data. We may be required to expend significant capital and other resources to comply with mandatory privacy and security standards required by law, industry standard, or contract, and to further protect against security breaches or to correct problems caused by any security breach.

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

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable.

ITEM 6.	EXHIBITS

Exhibits.

10.1	Employment Offer Letter between Roop Lakkaraju and Company dated October 22, 2013 (incorporated by reference to Exhibit 10.1 of Company’s current report on Form 8-K filed on October 30, 2013)

10.2	Program Description Number 3 to the Amended and Restated Support Services Agreement between Comcast and Company signed September 26, 2013 and effective as of June 24, 2013 (1)

31.1	Chief Executive Officer Section 302 Certification

31.2	Chief Financial Officer Section 302 Certification

32.1	Statement of the Chief Executive Officer under 18 U.S.C. § 1350 (2)

32.2	Statement of the Chief Financial Officer under 18 U.S.C. § 1350 (2)

(1)	Confidential treatment has been requested for portions of this exhibit.

(2)	The certifications filed as Exhibits 32.1 and 32.2 are not deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934 and are not to be incorporated by reference into any filing of the Company under the Securities Exchange Act of 1933 or the Securities Exchange Act of 1934, whether made before or after the date hereof irrespective of any general incorporation by reference language contained in any such filing, except to the extent that the registrant specifically incorporates it by reference.

Index
SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

November 4, 2013	SUPPORT.COM, INC.

	By:	/s/ IDO SAKAL
Ido Sakal
Interim Chief Financial Officer and Principal Accounting Officer

Index
EXHIBIT INDEX TO SUPPORT.COM, INC.
QUARTERLY REPORT ON FORM 10-Q
FOR THE QUARTER ENDED SEPTEMBER 30, 2013

10.1	Employment Offer Letter between Roop Lakkaraju and Company dated October 22, 2013 (incorporated by reference to Exhibit 10.1 of Company’s current report on Form 8-K filed on October 30, 2013)

10.2	Program Description Number 3 to the Amended and Restated Support Services Agreement between Comcast and Company signed September 26, 2013 and effective as of June 24, 2013 (1)

31.1	Chief Executive Officer Section 302 Certification

31.2	Chief Financial Officer Section 302 Certification

32.1	Statement of the Chief Executive Officer under 18 U.S.C. § 1350 (2)

32.2	Statement of the Chief Financial Officer under 18 U.S.C. § 1350 (2)

(1)	Confidential treatment has been requested for portions of this exhibit.

(2)	The certifications filed as Exhibits 32.1 and 32.2 are not deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934 and are not to be incorporated by reference into any filing of the Company under the Securities Exchange Act of 1933 or the Securities Exchange Act of 1934, whether made before or after the date hereof irrespective of any general incorporation by reference language contained in any such filing, except to the extent that the registrant specifically incorporates it by reference.