Form 10-K
period 2013-12-31
Support.com, Inc.
filed 2014-03-07
CIK 1104855

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended December 31, 2013
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

Indicate by check mark if registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐  No ☒
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐  No ☒
Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒  No ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b‑2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☒

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).Yes  ☒    No  ☐

The aggregate market value of the registrant’s common stock, $.0001 par value, held by non-affiliates of the registrant was approximately $203,620,353 based on the closing price of $4.57 per share as of June 30, 2013. Shares of common stock held by each executive officer, director, and stockholders known by the registrant to own 10% or more of the outstanding stock based on Schedule 13G filings and other information known to us, have been excluded since such persons may be deemed affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

As of February 28, 2014, there were 53,292,550 shares of the registrant’s common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE
Part III, Items 10 (as to directors, section 16(a) beneficial ownership and audit committee and audit committee financial expert), 11, 12 (as to beneficial ownership), 13 and 14 incorporate by reference information from the registrant’s definitive proxy statement (the “Proxy Statement”) to be mailed to stockholders in connection with the solicitations of proxies for its 2014 annual meeting of stockholders. Except as expressly incorporated by reference, the registrant’s Proxy Statement shall not be deemed to be part of this report.

SUPPORT.COM, INC.
FORM 10-K
FOR FISCAL YEAR ENDED DECEMBER 31, 2013

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

Overview

Support.com, Inc. is a leading provider of cloud-based services and software that enable technology support for a connected world. Our service programs help leading brands create new revenue streams and deepen customer relationships.

Our cloud-based Nexus® Service Platform (“Nexus Platform”) enables companies to resolve connected technology issues quickly, boost their support productivity, and dramatically improve their customer experience. We offer turnkey solutions including technology and labor and we also provide the Nexus Platform separately on a software-as-a-service (”SaaS”) basis. Support.com is the choice of leading communications providers, top retailers, and other important brands in software and connected technology.

We offer leading brands a broad array of technology services to meet the needs of their customers. Our service programs are designed for both the consumer and small business markets, and include computer and mobile device set-up, security and support, virus and malware removal, wireless network set-up, security and support, and home security and automation system onboarding and support. Our technology specialists deliver our services to customers online via remote control and by telephone, leveraging the Nexus Platform. Most of our technology specialists work from their homes rather than in brick and mortar facilities. We are compensated for our services on a per incident, per subscription or per productive hour basis.

The Nexus Platform enables companies to successfully deliver the full support lifecycle, including customer onboarding and enablement, as well as traditional technology issue resolution. The Nexus Platform includes a unified workspace for support agents that combines remote support, guided and automated workflow, chat, telephony, ticketing and order taking; real-time monitoring for supervisors; a desktop client and subscriber portal; a revenue module; and business analytics and reporting. The Nexus Platform revenue module includes marketing tools for recommending services, managing customer profiles, and messaging subscribers; commerce modules for Payment Card Industry (“PCI”) compliant payment processing; and entitlement modules for subscription management, service definitions, and software licensing. The Nexus Platform provides business analytics and reporting for program performance, marketing activities, subscription usage and attrition, service delivery quality, service level management and customer satisfaction. The Nexus Platform integrates with other systems via web services interfaces. We also offer end-user software products including tools and apps designed to address some of the most common technology issues including computer and mobile device maintenance, optimization and security.

We market our technology services primarily through partners, who resell the services to their customers or include them in their service offerings. The Nexus Platform is marketed separately from our technology service offerings through a variety of demand generation programs. We market our end-user software products directly, principally online, and through partners. Our sales and marketing efforts are primarily focused in North America.

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

Technology has also become increasingly connected, with networks now commonplace in the home as well as the office, and with the “Internet of Things” adding a diverse array of sensors that monitor, track and automate the physical world.  At the same time, technology has become increasingly mobile, with anytime, anywhere access to voice, data, video and applications becoming standard.

For consumers and small businesses, the complexity of the technology environment creates challenges in obtaining the benefits of the connected home and office. For customer support organizations it results in more difficult problems to solve including the need to support third-party products in addition to their own offerings. The Technology Services Industry Association (“TSIA”), in their 2013 Benchmark Survey of customer service executives, observed that product complexity has increased significantly over the past decade (65% of product support was considered highly complex in 2013 versus 42% in 2003), and that complexity is driven in part by costly multi-vendor support (24% of assisted support incidents now involve third-party products and these incidents take 45% longer to resolve).

While important on its own terms, technology support is also becoming increasingly critical to the overall customer experience, not just for technology products but for other products and services that depend on technology to deliver the customer experience.  According to the Temkin Group, “Research shows that customer experience is highly correlated with loyalty.” As a result, technology support solutions have begun to address the parts of the customer experience that are mediated by technology. In addition, the proliferation of smartphones in the home (70% of American adults with broadband at home own a smartphone according to a Pew Internet Research study published in August 2013) provides an opportunity for customer support organizations to fundamentally transform how interactive support is delivered by harnessing the multi-media capabilities of the smartphone.

Our Growth Strategy

Our objective is to become the leading provider of cloud-based services and software for technology support. We seek to be both the premier provider of turnkey support programs and the leading platform supplier for technology support organizations.  From a financial perspective, our goals are to grow and diversify revenue and maintain and enhance profitability. Our strategies for achieving our goals include increasing SaaS revenue from our Nexus Platform, expanding existing service programs, launching new programs, improving service delivery efficiency, and executing on our product roadmap to provide full lifecycle support for the “Internet of Things”:

●	To increase SaaS revenue from our Nexus Platform, we expect to increase our sales and marketing activities in this market and enhance the Nexus Platform.
●	To expand existing service programs, we plan to increase our focus on programs with significant potential for growth.
●	To launch new service programs, we intend to pursue opportunities with leading communications, retail, technology and other partners.
●	To improve service delivery efficiency, we intend to optimize operating processes, enhance the Nexus Platform and evolve our labor model.
●
To execute on our product roadmap to provide full lifecycle support for the “Internet of Things”, we plan to leverage the multi-media capabilities of smartphones to enable an enhanced support experience for an expanded array of connected devices while automatically capturing rich data about the connected home during support interactions.

We intend to execute our growth strategy organically and through acquisitions of complementary businesses, where appropriate.

Our Technology Service Programs

Support.com® technology services are distributed through partners, using the partner’s brand, as one-time services (“incidents”), subscriptions and bundled components of broader offerings.

Our programs are based on the following core services:

 Device Set-up and Enablement.  We offer a variety of installation, set-up and enablement services. Our Set-up and Configuration services complete the basic setup and configuration steps for new computers, peripherals and mobile devices. We create new user accounts, configure automatic system updates, remove unnecessary trial software, connect devices to the cloud, find and install applications and synchronize data between devices. Our Protection and Performance services install, update and configure anti-malware software and operating system settings to enhance digital security and can also install and configure parental controls and create user profiles that restrict Internet and application access. Our Tune-Up services enhance the performance of devices through optimization of key systems settings for faster startup and shutdown, loading of programs and Internet browsing as well as increased available memory and storage space. These services cover a wide variety of devices regardless of manufacturer. Our smartphone and tablet enablement services include configuring mobile devices for wireless network (“WiFi”) access, setting up email, and educating customers on how to browse the Internet and install apps.

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

Home Security and Automation System Onboarding and Enablement.   For home security and automation systems, we plan to offer a complete range of services to help customers setup, configure and use new systems including helping consumers personalize system settings to meet specific lifestyle needs.

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

We deliver our services through technology specialists leveraging our proprietary Nexus Platform. Most technology specialists work from their homes rather than in brick and mortar facilities. Our technology specialists are recruited, tested, hired and trained on a virtual basis using proprietary methods and remote technology. We also utilize contract labor in our service programs. We strive to continually enhance service delivery through evolution of our labor model, process improvement using Six Sigma methodologies and enhancement of our Nexus Platform.

Our Nexus® Service Platform

The cloud-based Nexus Service Platform enables companies to successfully deliver the full support lifecycle, including customer onboarding and ongoing enablement, as well as traditional technology issue resolution, providing significant levels of automation and analytics that improve customer experience and operational performance. Based on insights from supporting nearly twenty million consumers and small businesses with connected technology, the Nexus Platform’s patented architecture is designed for remotely supporting a wide range of devices, consistently solving problems using proprietary automated workflow while capturing rich data for service delivery optimization. The Nexus Platform’s flexible architecture means that companies can take advantage of additional functionality as their business requirements change, and can add in additional analytics, marketing and subscription management, and additional apps to resolve issues. Key features include:

Remote Support. Support.com’s patented remote control technology provides technology support organizations the ability to securely connect with and take full remote control of Windows PC and Macintosh computers, and remotely diagnose and configure Android smartphones and tablets.

Automated Workflow. Patent-pending workflow automation that codifies the best practices of the support organization’s highest-performing technicians and ensures compliance with standard operating procedures. Automated workflow goes beyond knowledge articles and decision trees, and automates time-consuming, multi-step activities in ways that lead to effective and consistent problem resolution and satisfied customers.

Data and Analytics.  The Nexus Platform’s data architecture brings Big Data to technology support, and includes built-in analytic capabilities, capturing business insights from rich data captured during service delivery and enabling organizations to track program performance and identify potential issues and inefficiencies.

Nexus Revenue. This module enables companies to quickly launch premium technology support programs that create new revenue streams and deepen customer relationships. Nexus Revenue enables a fully branded service experience including custom service delivery SKUs, ecommerce transactions, and subscription management.

Mobile, desktop, and networking apps for end users including EasySupport, which allows consumers to easily access continued service with on-demand or scheduled system health scans and enjoy one-click connection to remote support when issues arise, and Health Check, which performs comprehensive system health scans and provides personalized service recommendations to tech support agents and consumers.

All-in-one cloud platform. The Nexus Platform is a cloud-based system, designed from the ground up for technology support in mission-critical environments.  The Nexus Platform assembles a broad set of capabilities in one integrated system, enabling customers to avoid integrating systems from multiple vendors including customer relationship management (“CRM”), remote support and subscription billing.  Alternatively, customers can benefit from specific capabilities integrated on top of their existing business systems.

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

Sales and Marketing

Services.   We sell our services principally through partners. Our partners include leading communication providers, retailers, technology companies and others.

Our partnerships typically begin with a pilot phase and, if successful, progress to broader roll-outs. Programs for partners can take several months to more than a year to progress from a pilot stage to a broader roll-out. We typically wholesale services to our partners on a per-incident, per-subscription or per-productive hour basis and our partners resell the services to consumers and small businesses at prices our partners determine.  In these partnerships, the services are generally sold under the partner’s brand.  In addition to service delivery, in certain cases, we sell the services on our partners’ behalf (and receive commissions for such activity).

We acquire partners through our business development organization, and support partners through our program management organization. We organize our program management organization along industry lines.

Nexus Service Platform.  We license our technology platform separately from services provided by our technology specialists.  In such an arrangement, a customer receives a right to use our platform in their own technology support organization.   We license the Nexus Platform using a SaaS model under which customers pay us on a per-user per- month basis for the term of the contract, which we anticipate to be at least one year. In connection with the Nexus Platform, we also provide implementation services to customers, typically covering integration of our platform to other customer systems. We charge for these services on a time and materials basis or as part of fixed fee packages.

We acquire Nexus Platform license customers through our business development organization.  We expect to grow the sales and marketing investment devoted to Nexus Platform during 2014.

End-User Software Products.  We license our end-user software products directly to customers and through partners. To date, a majority of our end-user software revenue has come through direct sales to customers. Online advertising allows customers to click-through to our software offerings where they can order and download our products on demand. During the second half of 2013, we reviewed the performance of advertising programs for our end-user software products and decided to discontinue our largest advertising placements for such products because they no longer yielded positive results. We continue to market our end-user software products through other advertising placements which yield positive results. We also offer our end-user software products through some of our partners who rebrand and distribute such products to their customers. These partners typically pay us on a per-user per-month basis for each product licensed.

In addition to fully-featured software products available for a license fee, a substantial percentage of our end-user software revenue arises from customers who download free-trial versions of our software or free versions of our software with limited functionality before making a purchase decision.

Research and Development

Technology is at the core of our business model and a direct source of revenue and growth in our SaaS business, and as a result our investment in research and development is substantial. We believe our continuing investment in research and development creates significant competitive advantage in the quality and cost of our service offerings, in our ability to meet the rigorous requirements of partners and customers, and in the new capabilities we introduce. We maintain dedicated research and development teams in Redwood City, California; Bangalore, India; and Eugene, Oregon. Research and development expense was $5.7 million in 2013, $6.8 million in 2012, and $6.1 million in 2011.

We have developed, currently maintain, and continue to improve proprietary, market-leading technologies that are essential to our business. Our technologies are architected to be cloud-based. We focus our investment in research and development across the following major areas: SaaS platform technologies, technology support agent applications, revenue-generating features (including modules for marketing, commerce and entitlement), business analytics and reporting, web services interfaces and end-user software products.

The Nexus Platform is a multi-tenant platform, enabling a model where partners are not required to deploy infrastructure for our software.

Our Nexus Platform incorporates CRM, ticketing, ordering, methods of payment, remote support technology, and telephony into one ergonomic and efficient application for tech support agents. This application leverages our patented technology to enable many technically challenging and valuable aspects of remote services via the cloud and across firewalls, proxies and other network boundaries. Our Nexus Platform also includes patent-pending automated workflow technology that codifies best practices, and automates time-consuming, multi-step activities to consistently solve problems more efficiently.

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

For end-user software products, we build and enhance the ARO, Cosmos, Cosmos for Smartphones and Tablets, SUPERAntiSpyware and other products described under “Our End-User Software Products” as well as new software products currently under development.

Intellectual Property

We own the registered trademarks SUPPORT.COM®, PERSONAL TECHNOLOGY EXPERTS®, BUSINESS TECHNOLOGY EXPERTS® and NEXUS® in the United States for specified support services and software, and we have registrations and common law rights for several related trademarks in the U.S. and certain other countries. We own the domain name support.com and other domain names. We have exclusive rights to our proprietary services technology, and our end user software products. We also have non-exclusive rights to distribute certain other software products.

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

With respect to partnerships for our services, our competitors include privately-held companies focused on premium technology services, providers of electronics warranties, contact centers focused on technical support and other companies who offer technical support through partners. We believe the principal competitive factors in our services market include: breadth and depth of service offerings; quality of the customer experience; proprietary technology; time to market; pricing; account management; vendor reputation; scale; and financial resources.

With respect to licenses of our Nexus Platform, our competitors include companies focused on service desk, remote support and IT process automation. We believe the principal competitive factors in our platform license market include breadth and depth of functionality; ease of implementation; performance; scalability; pricing; vendor reputation; financial resources; and customer support.

In the market for our end-user software products, we face direct competition from suppliers of software products who perform the same or similar functions as our products. We also face indirect or potential competition from application providers, operating system providers, network equipment manufacturers, and other original equipment manufacturers (“OEMs”) who may provide various solutions and functions in their products, and from individuals and groups who offer “free” and open source utilities online. We believe that the principal competitive factors in the market for our end-user software products include: product features and ease of use; price; convenience of purchase; brand recognition; reputation; financial resources; and customer support.

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

Employees

As of December 31, 2013, we had 1,344 employees, of whom 1,179 were work-from-home agents and 165 were corporate employees. In addition to our work-from-home employees, we also use contract labor. None of our employees are covered by collective bargaining agreements.

Securities and Exchange Commission (“SEC”) Filings and Other Available Information

We were incorporated in Delaware in December 1997. We file reports with the SEC, including without limitation annual reports on Form 10-K, quarterly reports on Form 10-Q and current reports on Form 8-K filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934 (the “Exchange Act”). The public may read and copy any materials we file with the SEC at the SEC’s Public Reference Room at 100 F Street, N.E., Washington, DC 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at (202) 551-8090. In addition, we are an electronic filer. The SEC maintains an Internet site that contains reports, proxy and information statements, and other information regarding issuers, including us, that file electronically with the SEC at the website address located at www.sec.gov.

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

Support.com, Inc.
Investor Relations
900 Chesapeake Drive, 2nd Floor
Redwood City, CA 94063

ITEM 1A.	RISK FACTORS.

This report contains forward-looking statements regarding our business and expected future performance as well as assumptions underlying or relating to such statements of expectation, all of which are “forward looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. We are subject to many risks and uncertainties that may materially affect our business and future performance and cause those forward-looking statements to be inaccurate. Words such as “expects,” “anticipates,” “intends,” “plans,” “believes,” “forecasts,” “estimates,” “seeks,” “may result in,” “focused on,” “continue to,” and similar expressions often identify forward-looking statements. In this report, forward-looking statements include, without limitation, statements regarding the following:

●	Our expectations and beliefs regarding future financial results;

●	Our expectations regarding partners, renewal of contracts with these partners and the anticipated timing and magnitude of revenue from programs with these partners;

●	Our ability to successfully license, implement and support our Nexus Platform independent of our services;

●	Our expectations regarding sales of our end-user software products, and our ability to source, develop and distribute enhanced versions of these products;

●	Our ability to successfully monetize customers who receive free versions of our end-user software products;

●	Our ability to expand and diversify our customer base;

●	Our ability to execute effectively in the small business market;

●	Our ability to offer subscriptions to our services in a profitable manner;

●	Our expectations regarding our ability to deliver technology services efficiently and through arrangements that are profitable, including both in SKU-based and time-based pricing models and other pricing models we may employ;

●	Our ability to attract and retain qualified management and employees;

●	Our ability to hire, train, manage and retain technology specialists in a home-based model in quantities sufficient to meet forecast requirements, and our ability to continue to enhance the flexibility of our staffing model;

●	Our ability to match staffing levels with service volume in a cost-effective manner;

●	Our ability to manage contract labor as a component of our workforce;

●	Our ability to operate successfully in a time-based billing model;

●	Our ability to adapt to changes in the market for premium technology services;

●	Our ability to manage sales costs in programs where we are responsible for sales;

●	Our ability to successfully manage advertising costs associated with our end-user software products;

●	Our beliefs and expectations regarding the introduction of new services and products, including additional software products and service offerings for devices beyond computers and routers;

●	Our expectations regarding revenues, cash flows and expenses, including cost of revenue, sales and marketing, research and development efforts, and administrative expenses;

●	Our assessment of seasonality, mix of revenue, and other trends for our business and the business of our partners;

●	Our ability to deliver projected levels of profitability;

●	Our expectations regarding the costs and other effects of acquisition and disposition transactions;

●	Our expectations regarding unit volumes, pricing and other factors in the market for computers and other technology devices, and the effects of such factors on our business;

●	Our ability to successfully operate in markets that are subject to extensive regulation;

●	Our expectations regarding the results of pending, threatened or future litigation;

●	The assumptions underlying our Critical Accounting Policies and Estimates, including our assumptions regarding revenue recognition; assumptions used to estimate the fair value of share-based compensation; assumptions regarding the impairment of goodwill and intangible assets; and expected accounting for income taxes; and

●	The expected effects of the adoption of new accounting standards.

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

Because forward-looking statements involve risks and uncertainties, there are important factors that may cause actual results to differ materially from our stated expectations. A number of these factors are described below; provided, however that this list does not include all risks that could affect our business. If these or any other risks or uncertainties materialize, or if our underlying assumptions prove to be inaccurate, actual results could differ materially from past results and from our expected future results.

Until recently, our business has not been profitable and may not achieve profitability in future periods.

Through the fourth quarter of 2013, we delivered six consecutive quarters of profitability. Since then we have sustained significant changes in our largest partner program that materially affect our revenue and margins. We intend to make significant investments in support of our business, and expect to experience periods of losses in the future notwithstanding our efforts to maintain profitability. If we fail to achieve revenue growth as a result of our additional investments and efforts, or if such revenue growth does not result in our maintaining profitability, the market price of our common stock will likely decline. A period of losses would result in usage of cash to fund our operating activities and a corresponding reduction in our cash balance.

Our business is based on a relatively new and evolving business model.

We are executing a plan to grow our business by providing premium technology services, licensing our Nexus Platform and providing end-user software products. We may not be able to offer these services and software products successfully. Our technology specialists are generally home-based, which requires a high degree of coordination and quality control of employees working from diverse and remote locations. Until recently, we have experienced financial losses in our business and we may use cash and incur losses in the future to support our growth initiatives. Our investments, which typically are made in advance of revenue, may not yield increased revenue to offset these expenses. As a result of these factors, the future revenue and income potential of our business is uncertain. Any evaluation of our business and our prospects must be considered in light of these factors and the risks and uncertainties often encountered by companies in our early stage of development. Some of these risks and uncertainties relate to our ability to do the following:

●	Maintain our current relationships and programs, and develop new relationships, with partners and licensees of our Nexus Platform on acceptable terms or at all;
●	Reach prospective customers for our end-user software in a cost-effective fashion;
●	Reduce our dependence on a limited number of partners for a substantial majority of our revenue;
●	Successfully license our Nexus Platform;
●	Attract and retain qualified management and employees;
●
Hire, train, manage and retain our home-based technology specialists and enhance the flexibility of our staffing model in a cost-effective fashion and in quantities sufficient to meet forecast requirements;

●	Manage substantial headcount changes over short periods of time;
●	Manage contract labor efficiently and effectively;
●	Meet revenue targets;
●	Maintain gross and operating margins;
●	Match staffing levels with demand for services and forecast requirements;
●	Obtain bonuses and avoid penalties in contractual arrangements;
●	Operate successfully in a time-based pricing model;
●	Operate effectively in the small business market;
●	Offer subscriptions to our services in a profitable manner;
●	Successfully introduce new, and adapt our existing, services and products for consumers and small businesses;
●	Respond effectively to changes in the market for premium technology services;
●	Respond effectively to changes in the online advertising markets in which we participate;
●	Respond effectively to competition;
●	Respond to changes in macroeconomic conditions as they affect our and our partners’ operations;
●	Realize benefits of any acquisitions we make;
●
Adapt to changes in the markets we serve, including the decline in sales of  personal computers, the proliferation of tablets and other mobile devices and the introduction of new devices into the connected home;

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

Several factors that have contributed or may in the future contribute to fluctuations in our operating results include:

●	Demand for our services and products;
●	The performance of our partners;
●	Change in or discontinuance of our principal programs with partners;
●	Our reliance on a small number of partners for a substantial majority of our revenue;
●	Instability or decline in the global macroeconomic climate and its effect on our and our partners’ operations;
●	Our ability to successfully license our Nexus Platform;
●	The availability and cost-effectiveness of advertising placements for our software products and our ability to respond to changes in the online advertising markets in which we participate;
●	Our ability to serve the small business market;
●	Our ability to attract and retain qualified management and employees;
●	The efficiency of our technology specialists;
●	Our ability to effectively match staffing levels with service volumes on a cost-effective basis;
●	Our ability to manage contract labor;
●
Our ability to hire, train, manage and retain our home-based technology specialists and enhance the flexibility of our staffing model in a cost-effective fashion and in quantities sufficient to meet forecast requirements;

●	Our ability to manage substantial headcount changes over short periods of time;
●	Our ability to manage sales costs in programs where we are responsible for sales;
●	Our ability to operate successfully in a time-based pricing model;
●	Our ability to attract and retain partners;
●	The price and mix of products and services we or our competitors offer;
●	Pricing levels and structures in the market for premium technology services;
●	Our ability to successfully monetize customers who receive free versions of our software;
●	Usage rates on the subscriptions we offer;
●	The rate of expansion of our offerings and our investments therein;
●
Changes in the markets for computers and other technology devices relating to unit volume, pricing and other factors, including changes driven by declines in sales of personal computers and the growing popularity of tablets, and other mobile devices and the introduction of new devices into the connected home;

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

Because a small number of partners have historically accounted for, and for the foreseeable future will account for, the substantial majority of our revenue, under-performance of specific programs or loss of certain partners or programs could decrease our revenue substantially.

For the fourth quarter of 2013, Comcast (67%) accounted for 10% or more of our total revenues. Had the Office Depot and OfficeMax merger been effective throughout the fourth quarter of 2013, the combined entity would have accounted for 15% of our total revenue. For the year ended December 31, 2013, Comcast (53%) accounted for 10% or more of our total revenues. Had the Office Depot and OfficeMax merger been effective throughout the year ended December 31, 2013, the combined entity would have accounted for 18% of our total revenue. The loss of these or other significant relationships, the worsening of the terms or terminations of our arrangements with any of these firms, the reduction or discontinuance of programs with any of these firms, or the failure of any of these firms to achieve their targets could adversely affect our business.  Generally, the agreements with our partners do not require them to conduct any minimum amount of business with us, and therefore they have decided in the past and could decide at any time in the future to reduce or eliminate their programs or the use of our services in such programs. They may also enter into multi-sourcing arrangements with other vendors for services previously provided exclusively by us. Further, we may not successfully obtain new partners or customers. There is also the risk that, once established, our programs with these and other partners may take longer than we expect to produce revenue or may not produce revenue at all, and the revenue produced may not be profitable if the costs of performing under the program are greater than anticipated or the program terminates before up-front investments can be recouped. One or more of our key partners may also choose not to renew their relationship with us, discontinue certain programs (as recently occurred at Comcast), offer them only on a limited basis or devote insufficient time and attention to promoting them to their customers. Some of our key partners may prefer not to work with us if we also partner with their competitors. If any of these key partners merge with one of their competitors (as recently occurred at Office Depot and OfficeMax), all of these risks could be exacerbated.

Each of these risks could reduce our sales and have a material adverse effect on our operating results. Further risks associated with the loss or decline in a significant partner are detailed in “Our failure to establish and expand successful partnerships to sell our services and products would harm our operating results” below.

Our failure to establish and expand successful partnerships to sell our services and products would harm our operating results.

Our current business model requires us to establish and maintain relationships with partners who market and sell our services and products. Failure to establish or maintain such relationships could materially and adversely affect the success of our business. We sell to numerous customers through each of these partners, and therefore a delay in the launch or rollout of our services or the reduction or discontinuance of a program with even one of these partners could cause us to miss revenue or other financial targets. The process of establishing a relationship with a partner can be complex and time consuming, and we must pass multiple levels of review in order to be selected. If we are unable to establish a sufficient number of new partners on a timely basis our sales will suffer.

Our Nexus Platform license offering is in its early stages and failure to market, sell and develop the offering effectively and competitively could result in a lack of growth.

A number of competitive offerings exist in the market, providing various feature sets that may overlap with our Nexus Platform today or in the future.  Some competitors in this market far exceed our spending on sales and marketing activities and benefit from greater existing brand awareness, channel relationships and existing customer relationships.  We may not be able to reach the market effectively and adequately or convey our differentiation as needed to grow our customer base.  To reach our target market effectively, we may be required to invest substantial resources in sales and marketing and research and development activities, which could have a material adverse effect on our financial results. In addition, if we fail to develop and maintain competitive features, deliver high-quality products and satisfy existing customers, our Nexus Platform license offering could fail to grow.  Growth in Nexus Platform license revenue also depends on scaling our multi-tenant technology platform flexibly and cost-effectively to meet changing customer demand.  Disruptions in infrastructure operations as described below could impair our ability to deliver our Nexus Platform to customers, thereby affecting our reputation with existing and prospective customers and possibly resulting in monetary penalties or financial losses.

Our end-user software revenues are dependent on online traffic patterns and the availability and cost of online advertising in certain key placements.

Some of our software revenue stream is obtained through advertising placements in certain key online media placements. From time to time a trend or a change in a key advertising placement will impact us, decreasing traffic or significantly increasing the cost or effectiveness of online advertising and therefore compromising our ability to purchase a desired volume and placement of advertisements at profitable rates. If such a change were to continue to occur, as it did in 2013 and on several occasions in the past, we may be unable to attract desired amounts of traffic, our costs for advertising may further increase beyond our forecasts and our software revenues may further decrease. As a result, our operating results would be negatively impacted.

Our business depends on our ability to attract and retain talented employees.

Our business is based on successfully attracting and retaining talented employees. The market for highly skilled workers and leaders in our industry is extremely competitive. If we are not successful in our recruiting efforts, or if we are unable to retain key employees, our ability to develop and deliver successful products and services may be adversely affected. Effective succession planning is also important to our long-term success. Failure to ensure effective transfer of knowledge and smooth transitions involving key employees could hinder our strategic planning and execution. In February 2014, Josh Pickus submitted his written resignation as President and Chief Executive Officer effective April 1, 2014. Our ability to execute our business strategies and retain key executives may be adversely affected by uncertainty associated with the transition to a successor Chief Executive Officer.

If we fail to attract, train and manage our technology specialists in a manner that meets forecast requirements and provides an adequate level of support for our customers, our reputation and financial performance could be harmed.

Our business depends in part on our ability to attract, manage and retain our technology specialists and other support personnel. If we are unable to attract, train and manage in a cost-effective manner adequate numbers of competent technology specialists and other support personnel to be available as service volumes vary, particularly as we seek to expand the breadth and flexibility of our staffing model, our service levels could decline, which could harm our reputation, result in financial losses under contract terms, cause us to lose customers and partners, and otherwise adversely affect our financial performance. Our ability to meet our need for support personnel while controlling our labor costs is subject to numerous external factors, including the availability of a sufficient number of qualified persons in the workforce, unemployment levels, prevailing wage rates, changing demographics, health and other insurance costs and the cost of compliance with labor and wage laws and regulations. In the case of programs with time-based pricing models, the impact of failing to attract, train and manage such personnel could directly and adversely affect our revenue and profitability. Although our service delivery and communications infrastructure enables us to monitor and manage technology specialists remotely, because they are typically home-based and geographically dispersed we could experience difficulties meeting services levels and effectively managing the costs, performance and compliance of these technology specialists and other support personnel. Any problems we encounter in effectively attracting, managing and retaining our technology specialists and other support personnel could seriously jeopardize our service delivery operations and our financial results.

Changes in the market for computers and other consumer electronics and in the premium technology services market could adversely affect our business.

Reductions in unit volumes of sales for computers and other devices we support, or in the prices of such equipment, could adversely affect our business. We offer both services that are attached to the sales of new computers and other devices, and services designed to fix existing computers and other devices. Declines in the unit volumes sold of these devices or declines in the pricing of such devices could adversely affect demand for our services or our revenue mix, either of which would harm our operating results. Further, we do not support all types of computers and devices, meaning that we must select and focus on certain operating systems and technology standards for computers, tablets, smart phones, and other devices.  We may not be successful in supporting new devices in the connected home, and consumers and small businesses may prefer equipment we do not support, which may decrease the market for our services and products if customers migrate away from platforms we support.  In addition, the structures and pricing models for programs in the premium technology services market may change in ways that reduce our revenues and our margins.

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

We depend on the continuing operation of our information technology and communication systems and those of our third-party service providers. Any damage to or failure of those systems could result in interruptions in our service, which could reduce our revenues and damage our reputation. The technology we use to serve partners and the Nexus platform we license are hosted at a third-party facility located in the United States, and we use a separate, independent third-party facility in the United States for emergency back-up and failover services in support of the hosted site.  These two facilities are operated by unrelated publicly held companies specializing in operating such facilities, and we do not control the operation of these facilities.  These facilities may experience unplanned outages and other technical difficulties in the future, and are vulnerable to damage or interruption from fires, floods, earthquakes, telecommunications and connectivity failures, power failures, and similar events. These facilities are also subject to risks from vandalism, break-ins, intrusion, and other malicious attacks. Despite substantial precautions taken, such as disaster recovery planning and back-up procedures, a natural disaster, act of terrorism or other unanticipated problem could cause a loss of information and data and lengthy interruptions in the availability of our services and technology platform offerings, as our backup systems may not be able to meet our needs for an extended period of time. We rely on hosted systems maintained by third-party providers to deliver technology services and our Nexus platform to customers, including taking customer orders, handling telecommunications for customer calls, tracking sales and service delivery and making platform functionality available to customers. Any interruption or failure of our internal or external systems could prevent us or our service providers from accepting orders and delivering services, or cause company and consumer data to be unintentionally disclosed. Our continuing efforts to upgrade and enhance the security and reliability of our information technology and communications infrastructure could be very costly, and we may have to expend significant resources to remedy problems such as a security breach or service interruption. Interruptions in our services resulting from labor disputes, telephone or Internet failures, power or service outages, natural disasters or other events, or a security breach could reduce our revenue, increase our costs, cause customers and partners and licensees to fail to renew or to terminate their use of our offerings, and harm our reputation and our ability to attract new customers.  We maintain insurance programs with highly rated carriers using policies that are designed for businesses in the technology sector and that expressly address, among other things, cyber-attacks and potential harm resulting from incidents such as data privacy breaches; but depending on the type of damages, the amount, and the cause, all or part of any financial losses experienced may be excluded by the policies resulting in material financial losses for us.

We must compete successfully in the markets in which we operate or our business will suffer.

We compete in markets that are highly competitive, subject to rapid change and significantly affected by new product introductions and other market activities of industry participants. We compete with a number of companies in the markets for technology services, end-user software products and technology support software. In addition, our partners may develop similar offerings internally.

The markets for our services and software products are still rapidly evolving, and we may not be able to compete successfully against current and potential competitors. Our ability to expand our business will depend on our ability to maintain our technological advantage, introduce timely enhanced products and services to meet growing support needs, deliver on-going value to our customers, scale our business cost-effectively, and develop complimentary relationships with other companies providing services or products to our partners. Competition in our markets could reduce our market share or require us to reduce the price of products and services, which could harm our business, financial condition and operating results.

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

If we fail to develop new and enhanced versions of our services and products in a timely manner or to provide services and products that achieve rapid and broad market acceptance, we may not maintain or expand our market share. We may fail to identify new service and product opportunities for our current market or new markets. In addition, our existing services and products may become obsolete if we fail to introduce new services and products that meet new customer demands or support new standards. While we are developing new services and products, there can be no assurance that they will be timely released or ever be completed, and if they are, that they will gain market acceptance or generate material revenue for us. We have limited control over factors that affect market acceptance of our services and products, including the willingness of partners to offer our services and products and customer preferences for competitor services, products and delivery models.

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

A fundamental requirement for online communications, transactions and support is the secure collection, storage and transmission of confidential information. Our systems collect and store confidential and personal information of our individual customers as well as our partners and their customers’ users, including credit card information, and our employees and contractors may access and use that information in the course of providing services. In addition, we collect and retain personal information of our employees in the ordinary course of our business. We and our third-party contractors use commercially available technologies to secure this information. Despite these measures, parties may attempt to breach the security of our data or that of our customers. In addition, errors in the storage or transmission of data could breach the security of that information. We may be liable to our customers for any breach in security and any breach could subject us to governmental or administrative proceedings or monetary penalties, damage our relationships with partners and harm our business and reputation. Also, computers are vulnerable to computer viruses, physical or electronic break-ins and similar disruptions, which could lead to interruptions, delays or loss of data. We may be required to expend significant capital and other resources to comply with mandatory privacy and security standards required by law, industry standard, or contract, and to further protect against security breaches or to correct problems caused by any security breach.

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

Our business operates in regulated industries.

Our current and anticipated service offerings operate in industries, such as home security, that are subject to various federal, state, provincial and local laws and regulations in the markets in which we operate.  In certain jurisdictions, we may be required to obtain licenses or permits in order to comply with standards governing employee selection and training and to meet certain standards or licensing requirements in the conduct of our business. The loss of such licenses or permits or the imposition of conditions to the granting or retention of such licenses or permits could have a material adverse effect on us.

Changes in laws or regulations could require us to change the way we operate or to utilize resources to maintain compliance, which could increase costs or otherwise disrupt operations. In addition, failure to comply with any applicable laws or regulations could result in substantial fines or revocation of our operating permits and licenses for us or our partners. If laws and regulations were to change, or if we or our products and services we deemed not to comply with them, our business, financial condition, results of operations and cash flows could be materially and adversely affected.

In some cases we are exposed to greater risks of liability for employee acts or omissions or system failure, than may be typical in other businesses.

We expect to support, among other programs, partners offering home security services.  Because these services related to programs intended to help protect the lives and property, real and personal, of consumers, we may have greater exposure to liability and litigation risks than businesses that provide support for other consumer and small business products and services.  Our ability to limit our liability for the acts or omissions of our employees in our contract terms with partners and consumers in relation to such programs may be substantially less than in other markets we serve, which is to say, we may have much greater inherent legal liability exposure in such programs than is customarily seen in programs for markets we have offered historically.  In the event of litigation with respect to such matters, it is possible that our risk-mitigation provisions in contracts may be deemed not applicable or unenforceable exposing us to substantial liability exposure, and, regardless of the ultimate outcome, we may incur significant costs of defense that could materially and adversely affect our business, financial condition, results of operations and cash flows.

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

Our business involves direct sale and licensing of services and software to consumers and small businesses, and we typically include customary indemnification provisions in favor of our partners in our agreements for the distribution of our services and software.  As a result we can be subject to consumer litigation and legal proceedings related to our services and software, including putative class action claims and similar legal actions.  Such litigation can be expensive and time-consuming regardless of the merits of any action, and could divert management’s attention from our business.  The cost of defense can be large as can any settlement or judgment in an action. The outcome of any litigation is uncertain and could significantly impact our financial results. Regardless of outcome, litigation can have an adverse impact on us because of defense costs, negative publicity, diversion of management resources and other factors.

We have recorded long-lived assets, and our results of operations would be adversely affected if their value becomes impaired.

Goodwill and identifiable intangible assets were recorded in part due to our acquisition of substantially all of the assets and liabilities of YourTechOnline.com in May 2008, our acquisition of substantially all of the assets of Xeriton Corporation in December 2009, our acquisition of certain assets and assumed liabilities of SUPERAntiSpyware in June 2011 and our acquisition of certain assets and assumed liabilities of RightHand IT Corporation in January 2012. We also have certain intangible assets with indefinite lives. We assess the impairment of goodwill and indefinite lived intangible assets annually or more often if events or changes in circumstances indicate that the carrying value may not be recoverable. We assess the impairment of acquired product rights and other finite lived intangible assets whenever events or changes in circumstances indicate that its carrying amount may not be recoverable. Our results of operations would be adversely affected if impairment of our goodwill or intangible assets occurred.

ITEM 1B.	UNRESOLVED STAFF COMMENTS.

Not applicable.

ITEM 2.	PROPERTIES.

Our corporate headquarters is located in Redwood City, California, where we sublease an office facility of approximately 21,620 square feet.  The sublease agreement will expire on February 18, 2017.  We also lease office facilities in Redmond, Washington; Eugene, Oregon; and Louisville, Colorado.  The lease agreements for these offices will expire throughout the year ending December 31, 2014. In addition, we lease an office in Bangalore, India with 6,838 square feet for which the lease will expire on August 31, 2014.  We believe our facilities are adequate to meet our current business requirements.

ITEM 3.	LEGAL PROCEEDINGS.

Legal Contingencies

On February 7, 2012, a lawsuit seeking class-action certification was filed against the Company in the United States District Court for the Northern District of California, No. 12-CV-00609, alleging that the design of one the Company’s end-user software products and the method of promotion to consumers constitute fraudulent inducement, breach of contract, breach of express and implied warranties, and unjust enrichment. On the same day the same plaintiffs’ law firm filed another action in the United States District Court for the Southern District of New York, No. 12-CV-0963, involving similar allegations against a subsidiary of the Company and one of the Company’s partners who distributes its end-user software products, and that partner has requested indemnification under contract terms with the Company. The law firm representing the plaintiffs in both cases has filed unrelated class actions in the past against a number of major software providers with similar allegations about those providers’ products. On May 30, 2013, the Company received final court approval relating to the terms of a settlement of these actions. Under the terms of the settlement, the Company offered a one-time cash payment, covered by the Company’s insurance provider, to qualified class-action members; the deadline to submit a claim form concluded on February 28, 2013. In addition, the Company offered a limited free subscription to one of its end-user software products; the deadline for redemptions concluded on August 31, 2013. Therefore, the Company reversed a previous accrual of $57,000 associated with these actions and recorded a benefit in the same amount within interest income and other, net in the consolidated statements of operations for the year ended December 31, 2013. The Company denies any wrongdoing or liability and entered into the settlement to minimize the costs of defense.

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

Guarantees

We have identified guarantees in accordance with ASC 450, Contingencies. This guidance stipulates that an entity must recognize an initial liability for the fair value, or market value, of the obligation it assumes under the guarantee at the time it issues such a guarantee, and must disclose that information in its interim and annual financial statements. We have entered into various service level agreements with our partners, in which we may guarantee the maintenance of certain service level thresholds. Under some circumstances, if we do not meet these thresholds, we may be liable for certain financial costs. We evaluate costs for such guarantees under the provisions of ASC 450. We consider such factors as the degree of probability that we would be required to satisfy the liability associated with the guarantee and the ability to make a reasonable estimate of the resulting cost. We incurred immaterial costs as a result of such obligations during the year ended December 31, 2013. We have not accrued any liabilities related to such obligations in the consolidated financial statements as of December 31, 2013 and 2012.

ITEM 4.	MINE SAFETY DISCLOSURES.

Not applicable.
PART II

ITEM 5.	MARKET FOR THE REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Market of Common Stock

Our common stock has been traded publicly on the Nasdaq Global Select Market (“Nasdaq”) under the symbol “SPRT” since July 19, 2000. Before July 19, 2000, there was no public market for our common stock. The following table sets forth the highest and lowest sale price of our common stock for the quarters indicated:

	Low	High
Fiscal Year 2012:
First Quarter	$2.09	$3.82
Second Quarter	$2.27	$3.82
Third Quarter	$2.60	$4.55
Fourth Quarter	$3.75	$4.95
Fiscal Year 2013:
First Quarter	$3.86	$4.50
Second Quarter	$3.75	$4.87
Third Quarter	$4.65	$6.17
Fourth Quarter	$3.37	$5.68

Holders of Record

As of February 28, 2014, there were approximately 120 holders of record of our common stock (not including beneficial holders of stock held in street name).

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

Stock Price Performance Graph

The following graph illustrates a comparison of the cumulative total stockholder return (change in stock price plus reinvested dividends) of the Company’s Common Stock and the CRSP Total Return Index for the Nasdaq U.S. Stocks (the “Nasdaq Composite Index”) and Nasdaq Computer and Data Processing Services Index from December 31, 2008 through December 31, 2013. The graph assumes that $100 was invested on December 31, 2008 in us, the Nasdaq Composite Index and the Nasdaq Computer and Data Processing Services Index and that all dividends were reinvested. No cash dividends have been declared or paid on our common stock. Our common stock has been traded on the Nasdaq since July 19, 2000. The comparisons in the table are required by the SEC and are not intended to forecast or be indicative of possible future performance of our common stock.

COMPARISON OF CUMULATIVE TOTAL RETURN AMONG
SUPPORT.COM, INC.,
THE NASDAQ COMPOSITE INDEX, AND
THE NASDAQ COMPUTER INDEX

CUMULATIVE TOTAL RETURN AT PERIOD END

	12/31/08	12/31/09	12/30/10	12/31/11	12/31/12	12/31/13
Support.com, Inc.	$100.00	$118.39	$290.58	$100.90	$187.00	$169.96
Nasdaq Composite Index	$100.00	$143.89	$168.22	$165.19	$191.47	$264.84
Nasdaq Computer Index	$100.00	$170.82	$200.62	$201.60	$226.76	$299.19

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

Support.com is a leading provider of cloud-based services and software that enable technology support for a connected world.  In June 2009, we sold our legacy Enterprise software business to Consona Corporation and focused our efforts purely on the consumer and small business markets for technology services, and, more recently, SaaS solutions.  Therefore, our audited consolidated financial statements, accompanying notes and other information provided in this Form 10-K reflect the Enterprise business as a discontinued operation for all periods presented in accordance with ASC 360, Accounting for the Impairment or Disposal of Long-Lived Assets.  After reclassifying the Enterprise business to discontinued operations, our continuing operations consist solely of our remaining segment, the Consumer business.

The information set forth below is not necessarily indicative of results of future operations and should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the consolidated financial statements and related notes included in Items 7 and 8 of Part II of this Report.

	Year Ended December 31,
	2013	2012	2011	2010	2009
	(In thousands, except per share data)
Consolidated Statements of Operations Data:
Revenue:
Services	$73,852	$57,622	$37,248	$32,276	$16,770
Software and other	14,311	14,332	16,591	11,901	725
Total revenue	88,163	71,954	53,839	44,177	17,495
Cost of revenue:
Cost of services	43,208	37,343	29,919	26,737	16,620
Cost of software and other	1,172	1,421	1,744	1,358	59
Total cost of revenue	44,380	38,764	31,663	28,095	16,679
Gross profit	43,783	33,190	22,176	16,082	816
Operating expenses:
Research and development	5,735	6,773	6,057	5,214	5,795
Sales and marketing	14,599	18,285	21,791	18,091	7,675
General and administrative	11,376	12,234	12,005	10,963	14,119
Amortization of intangible assets and other	1,321	1,522	866	364	177
Total operating expenses	33,031	38,814	40,719	34,632	27,766
Income (loss) from operations	10,752	(5,624)	(18,543)	(18,550)	(26,950)
Interest income and other, net	369	297	455	540	428
Income (loss) from continuing operations, before income taxes	11,121	(5,327)	(18,088)	(18,010)	(26,522)
Income tax provision (benefit)	772	208	401	88	(4,941)
Income (loss) from continuing operations, after income taxes	10,349	(5,535)	(18,489)	(18,098)	(21,581)

Income (loss) from discontinued operations, after income taxes	34	111	(151)	31	7,004
Net income (loss)	$10,383	$(5,424)	$(18,640)	$(18,067)	$(14,577)
Basic earnings (loss) per share:
Continuing operations, after income taxes	$0.20	$(0.11)	$(0.39)	$(0.39)	$(0.47)
Discontinued operations, after income taxes	0.00	0.00	(0.00)	0.00	0.16
Basic net earnings (loss) per share	$0.20	$(0.11)	$(0.39)	$(0.39)	$(0.31)
Diluted earnings (loss) per share:
Continuing operations, after income taxes	$0.19	$(0.11)	$(0.39)	$(0.39)	$(0.47)
Discontinued operations, after income taxes	0.00	0.00	(0.00)	0.00	0.16
Diluted net earnings (loss) per share	$0.19	$(0.11)	$(0.39)	$(0.39)	$(0.31)
Shares used in computing per share amounts:
Basic	51,553	48,798	48,288	46,818	46,378
Diluted	53,825	48,798	48,288	46,818	46,378

	December 31,
	2013	2012	2011	2010	2009
	(in thousands)
Consolidated Balance Sheet Data:
Cash, cash equivalents and investments	$72,357	$56,350	$53,013	$74,235	$83,479
Auction-rate security put option	$—	$—	$—	$—	$1,289
Working capital	$77,973	$54,758	$51,168	$71,385	$81,151
Total assets	$106,899	$88,259	$84,996	$93,739	$101,959
Long-term obligations	$1,804	$1,456	$1,575	$749	$992
Accumulated deficit	$(155,990)	$(166,373)	$(160,949)	$(142,309)	$(124,242)
Total stockholders’ equity	$95,396	$74,163	$71,335	$86,057	$96,352

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

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

Overview

Support.com is a leading provider of cloud-based services and software that enable technology support for a connected world. Our service programs help leading brands create new revenue streams and deepen customer relationships.

Our cloud-based Nexus Service Platform (“Nexus Platform”) enables companies to resolve connected technology issues quickly, boost their support productivity, and dramatically improve their customer experience. We offer turnkey solutions including technology and labor and we also provide the Nexus Platform separately on a software-as-a-service (”SaaS”) basis. Support.com is the choice of leading communications providers, top retailers, and other important brands in software and connected technology.

Total revenue for the year ended December 31, 2013 increased by $16.2 million, or 23%, from 2012. Revenue from services increased by $16.2 million, or 28%, from 2012. The increase in services revenue over the prior year was due to growth in our partner programs, primarily the programs for Comcast. Revenue from software and other was consistent year-over-year at $14.3 million, with revenue from end-user software products declining and SaaS revenue growing.

Cost of services for the year ended December 31, 2013 increased 16% from 2012 as a result of the hiring of additional technology specialists to support revenue growth. Services gross margin improved from 35% to 41% year-over-year primarily as a result of improved operational processes, refinements to service delivery methodology and further technology enablement. Cost of software and other for the year ended December 31, 2013 declined 18% year-over-year due to lower royalty rate payments to third-party developers.  Software and other gross margin slightly improved from 90% to 92% year-over-year. Total gross margin for the year ended December 31, 2013 was 50%, compared to 46% in 2012.  The increase in total gross margin was driven by improved services gross margin offset by a lower percentage of software and other in the revenue mix.

Operating expenses for the year ended December 31, 2013 decreased 15% from 2012, driven by lower sales expense related to our end-user software products and a reduction in the contact center sales agent workforce completed at the end of the second quarter of 2012.

During the fourth quarter of 2013, the Company and Comcast terminated the agreement under which the Company had provided services for Comcast’s Xfinity Signature Support program. In addition, the Company entered into a Master Services Agreement Call Handling Services, and a Statement of Work # 1 (collectively, the “Agreement”), with Comcast. Under the Agreement, the Company will, at specified hourly rates, provide bundled home  networking support services to Comcast customers leasing equipment from Comcast, and train Company employees in the performance of such services, for a period commencing October 1, 2013.

Our key goals for 2014 are to increase SaaS revenue from our Nexus Platform, to expand existing service programs, to launch service programs with new partners to improve service delivery efficiency and to execute on our product roadmap to provide full lifecycle support for the Internet of Things.

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

Critical Accounting Policies and Estimates

In preparing our consolidated financial statements in conformity with generally accepted accounting principles in the United States, we make assumptions, judgments and estimates that can have a significant impact on our revenue and operating results, as well as on the value of certain assets and liabilities on our consolidated balance sheet. We base our assumptions, judgments and estimates on historical experience and various other factors that we believe to be reasonable under the circumstances. Actual results could differ materially from these estimates under different assumptions or conditions. On a regular basis we evaluate our assumptions, judgments and estimates and make changes accordingly. We believe that the assumptions, judgments and estimates involved in the accounting for revenue recognition, fair value measurements, purchase accounting in business combinations, accounting for goodwill and other intangible assets, stock-based compensation and accounting for income taxes have the greatest potential impact on our consolidated financial statements, so we consider these to be our critical accounting policies. We discuss below the critical accounting estimates associated with these policies. For further information on the critical accounting policies, see Note 1 of our Notes to Consolidated Financial Statements.

Revenue Recognition

Our revenue recognition policy is one of our critical accounting policies because revenue is a key component of our results of operations, and revenue recognition is based on complex rules which require us to make judgments. In applying our revenue recognition policy we must determine whether revenue is to be recognized on a gross or net basis in accordance with the provisions of ASC 605, Revenue Recognition, which portions of our revenue are to be recognized in the current period, and which portions must be deferred and recognized in subsequent periods. We also recognize breakage revenue on non-subscription deferred revenue balances, and we use judgment in evaluating the historical redemption patterns used to estimate the amount of such revenue to be recognized.  We do not record revenue on sales transactions when the collection of cash is in doubt at the time of sale, and we use management judgment in determining collectability.  From time to time, we may enter into agreements which involve us making payments to our partners.  We use judgment in evaluating the treatment of such payments and in determining which portions of the consideration paid to customers should be recorded as contra-revenue and which should be recorded as an expense.  We generally provide a refund period on services and end-user software products, and we employ judgment in determining whether a customer is eligible for a refund based on that customer’s specific facts and circumstances. Our Nexus Platform agreements usually include service level thresholds under which we may be liable for certain financial costs.  If our estimates and judgments on any of the foregoing are incorrect, our revenue for one or more periods may be incorrectly recorded.  Please see Note 1 in Notes to the Consolidated Financial Statements for further discussion of our revenue recognition policies.

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

Our Level 2 securities are priced using quoted market prices for similar instruments, nonbinding market prices that are corroborated by observable market data, or discounted cash flow techniques. Marketable securities, measured at fair value using Level 2 inputs, are primarily comprised of commercial paper, corporate bonds, corporate notes and U.S. government agencies securities.  We review trading activity and pricing for these investments as of the measurement date. When sufficient quoted pricing for identical securities is not available, we use market pricing and other observable market inputs for similar securities obtained from various third-party data providers. These inputs either represent quoted prices for similar assets in active markets or have been derived from observable market data.  There were no transfers of assets between Level 1 and Level 2 measurements during 2013.

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

Accounting for Goodwill and Other Intangible Assets

We test goodwill for impairment annually on September 30 and whenever events or changes in circumstances indicate that the carrying value of the asset may not be recoverable in accordance with ASC 350, Intangibles - Goodwill and Other. Consistent with our assessment that we have only one reporting segment, we test goodwill for impairment at the entity level. We test goodwill using the two-step process required by ASC 350. In the first step, we compare the carrying value of the reporting unit to the fair value based on quoted market prices of our common stock. If the fair value of the reporting unit exceeds the carrying value, goodwill is not considered impaired and no further testing is required. If the carrying value exceeds the fair value, goodwill is potentially impaired and the second step of the impairment test must be performed. In the second step, we compare the implied fair value of the goodwill, as defined by ASC 350, to the carrying value to determine the impairment loss, if any. We performed our annual goodwill impairment tests on September 30, 2013, 2012, and 2011 and concluded that there was no impairment.

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

Our deferred tax assets do not include excess tax benefits related to stock-based compensation post ASC 718 adoption.  The total excess tax benefit component of our federal and state net operating loss carryforwards is $4.3 million as of December 31, 2013. Consistent with prior years, the excess tax benefit reflected in our net operating loss carryforwards will be accounted for as a credit to stockholders’ equity, if and when realized.  In determining if and when excess tax benefits have been realized, we have elected to utilize the with-and-without approach with respect to such excess tax benefits.

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

Results of Operations

The following table presents certain Consolidated Statements of Operations data for the periods indicated as a percentage of total revenue:

	Year Ended December 31,
	2013	2012	2011
Revenue:
Services	84%	80%	69%
Software and other	16	20	31
Total revenue	100	100	100
Cost of revenue:
Cost of services	49	52	56
Cost of software and other	1	2	3
Total cost of revenue	50	54	59
Gross profit	50	46	41
Operating expenses:
Research and development	7	9	11
Sales and marketing	17	25	40
General and administrative	13	17	22
Amortization of intangible assets and other	1	2	2
Total operating expenses	38	54	75
Income (loss) from operations	12	(8)	(34)
Interest income and other, net	1	0	1
Income (loss) from continuing operations, before income taxes	13	(7)	(33)
Income tax provision	1	0	1
Income (loss) from continuing operations, after income taxes	12	(8)	(34)
Income (loss) from discontinued operations, after income taxes	0	0	(0)
Net income (loss)	12%	(8)%	(34)%

Years Ended December 31, 2013, 2012, and 2011:

Revenue

($ in thousands)	2013	% Change 2012 to 2013	2012	% Change 2011 to 2012	2011
Services	$73,852	28%	$57,622	55%	$37,248
Software and other	14,311	(0)%	14,332	(14)%	16,591
Total revenue	$88,163	23%	$71,954	34%	$53,839

Services revenue consists primarily of fees for technology services generated from our partners.  We provide these services remotely, generally using service delivery personnel who utilize our proprietary technology to deliver the services.  Services revenue for the year ended December 31, 2013 increased by $16.2 million from 2012.  The increase was due primarily to continued growth in our partner programs, primarily the programs for Comcast.  For the year ended December 31, 2013, services revenue generated from our partnerships was $70.6 million compared to $54.4 million for 2012. Direct services revenue remained consistent year-over-year at $3.2 million.

Services revenue for the year ended December 31, 2012 increased by $20.4 million from 2011.  The increase was primarily due to growth in our partner programs, primarily the programs for Comcast.  For the year ended December 31, 2012, services revenue generated from our partnerships was $54.4 million compared to $34.5 million for 2011. Direct services revenue was $3.2 million in 2012 compared to $2.8 million in 2011.

Software and other revenue is comprised primarily of fees for end-user software products provided through direct customer downloads, and through the sale of this software via partners as well as the licensing of our Nexus Platform.  Software and other revenue was consistent year-over year at $14.3 million. Direct software and other revenue was $8.3 million for the year ended December 31, 2013 compared to $8.4 million for 2012. Software and other revenue generated from our partnerships, including licensing of our Nexus Platform to other businesses, was $6.0 million for the year ended December 31, 2013 compared to $5.9 million for 2012, with revenue from end-user software products declining and SaaS revenue growing.

Software and other revenue for the year ended December 31, 2012 decreased by $2.3 million compared to 2011.  The year-over-year decline in software and other revenue was primarily due to changes in the online advertising market in which we participate. Direct software and other revenue was $8.4 million for the year ended December 31, 2012 compared to $11.3 million for 2011.  Software and other revenue generated from our partnerships was $5.9 million in 2012 compared to $5.3 million for 2011.

Revenue Mix

The components of revenue, expressed as a percentage of total revenue were:

	Year Ended December 31,
	2013	2012	2011
Services	84%	80%	69%
Software and other	16%	20%	31%
Total revenue	100%	100%	100%

We expect that services revenue will increase as a percentage of our total revenue and that software and other revenue will decrease as a percentage of our total revenue over the next year.

For the year ended December 31, 2013, Comcast (53%) accounted for 10% or more of our total revenue. Had the Office Depot and OfficeMax merger been effective throughout the year ended December 31, 2013, the combined entity would have accounted for 18% of our total revenue. For the year ended December 2012, Comcast (35%), OfficeMax (12%), Office Depot (12%) and Staples (10%) accounted for 10% or more of our total revenue.  For the year ended December 2011, Office Depot (23%), Staples (15%) and Comcast (14%) accounted for 10% or more of our total revenue.  No other customers accounted for 10% or more of our total revenue in any year presented.  Revenue from customers outside the United States accounted for less than 1% of our total revenue in 2013, 2012, and 2011.

Cost of Revenue

($ in thousands)	2013	% Change 2012 to 2013	2012	% Change 2011 to 2012	2011
Cost of services	$43,208	16%	$37,343	25%	$29,919
Cost of software and other	1,172	(18)%	1,421	(19)%	1,744
Total cost of revenues	$44,380	14%	$38,764	22%	$31,663

Cost of services.  Cost of services consists primarily of compensation and related costs of personnel and contractors providing services, and technology and telecommunication expenses associated with the delivery of services. The increase of $5.9 million in cost of services for the year ended December 31, 2013 compared to 2012 was mainly due to a $5.1 million increase in wages and employee benefits in connection with the increase in our technology specialist workforce to support revenue growth, a $386,000 increase in direct technology costs and a $317,000 increase in restructuring costs associated with the reduction in our technology specialist workforce at the end of 2013 associated with the termination of Xfinity Signature Support program with Comcast.  The increase of $7.4 million in cost of services for the year ended December 31, 2012 compared to 2011 was primarily due to a $3.9 million increase in costs associated with a larger technology specialist workforce to support our growing service revenue, a $1.6 million increase in third-party personnel costs, a $700,000 increase due to the expansion of our small business programs and a $600,000 increase in direct technology costs to support the growing workforce.

Cost of software and other.  Cost of software and other consists primarily of third-party royalty fees for our end-user software products, as well as hosting infrastructure for our Nexus Platform.  Certain of these products were developed using third-party research and development resources, and the third-party receives royalty payments on sales of products it developed.  The decrease of $249,000 in cost of software and other for the year ended December 31, 2013 compared to 2012 was primarily due to a reduction of third-party royalty fees as the Company reduced the reliance on third-party software products. The decrease of $323,000 in cost of software and other for the year ended December 31, 2012 compared to 2011 was primarily due to reduced sales of end-user software products developed by the third-party as software revenues declined year-over-year and we reduced the reliance on third-party software products.

Operating expenses

($ in thousands)	2013	% Change 2012 to 2013	2012	% Change 2011 to 2012	2011
Research and development	$5,735	(15)%	$6,773	12%	$6,057
Sales and marketing	14,599	(20)%	18,285	(16)%	21,791
General and administrative	11,376	(7)%	12,234	2%	12,005
Total operating expenses	$31,710	(15)%	$37,292	(6)%	$39,853

Research and development.  Research and development expense consists primarily of compensation costs, third-party consulting expenses and related overhead costs for research and development personnel. Research and development costs are expensed as they are incurred.  The decrease of $1.0 million in research and development expense for the year ended December 31, 2013 compared to 2012 resulted primarily from a decrease in salary and employee related expenses including stock-based compensation expense due to a decrease in headcount. The increase of $716,000 in research and development expense for the year ended December 31, 2012 compared to 2011 resulted primarily from an increase in salary and related expenses of $513,000 and an increase in stock-based compensation expense of $203,000.

Sales and marketing.  Sales and marketing expense consists primarily of compensation costs of business development, program management and marketing personnel, as well as expenses for lead generation and promotional activities, including public relations, advertising and marketing. The decrease of $3.7 million in sales and marketing expense for the year ended December 31, 2013 compared to 2012 resulted from a $3.4 million decrease in wages and employee related expenses, a $1.0 million decrease in contracted labor and a $270,000 decrease in telecommunication expenses due to reduction in contact sales agent workforce completed at the end of second quarter of 2012.  The decrease was offset by a $1.0 million increase in advertising costs for end-user software products (prior to our decision to discontinue our largest advertising placements in the second half of 2013).  The decrease of $3.5 million in sales and marketing expense for the year ended December 31, 2012 compared to 2011 resulted from a $2.6 million decrease in marketing spend associated with our end-user software products and $900,000 decrease in sales expense following a reduction in the contact center sales agent workforce completed at the end of the second quarter of 2012.

General and administrative.  General and administrative expense consists primarily of compensation costs and related overhead costs for administrative personnel, and professional fees for legal, accounting and other professional services. The decrease of $858,000 in general and administrative expense for the year ended December 31, 2013 compared to 2012 resulted from a $683,000 decrease in stock-based compensation expense, a $262,000 decrease in franchise taxes and a $241,000 decrease in professional services and legal related fees, offset by a $541,000 increase in recruiting fees for certain corporate positions and hiring expenses to support the growth in our services programs. The increase of $228,000 in general and administrative expense for the year ended December 31, 2012 compared to 2011 was primarily due to an increase of $550,000 in stock-based compensation expense offset by a $322,000 decrease in salary and related expenses.

Amortization of intangible assets and other

($ in thousands)	2013	% Change 2012 to 2013	2012	% Change 2011 to 2012	2011
Amortization of intangible assets	$1,321	(13)%	$1,522	76%	$866

Amortization of intangible assets and other.  The decrease of $201,000 in amortization of intangible assets and other for the year ended December 31, 2013 compared to 2012 was due to the re-measurement of milestone based earn-outs associated with the acquisitions of RightHand IT Corporation in January 2012 and SUPERAntiSpyware in June 2011. The increase in amortization of intangible assets and other in from 2011 to 2012 was due to full year amortization of intangible assets as part of the acquisitions of RightHand IT in January 2012 and SUPERAntiSpyware in June 2011.

Interest income and other, net

($ in thousands)	2013	% Change 2012 to 2013	2012	% Change 2011 to 2012	2011
Interest income and other, net	$369	24%	$297	(35)%	$455

Interest income and other, net.  Interest income and other, net consists primarily of interest income on our cash, cash equivalents and short-term investments.  The increase in interest income and other, net of $72,000 for the year ended December 31, 2013 compared to 2012 was primarily due to a reversal of a previous legal accrual of $57,000 associated with a class-action lawsuit that was concluded in August 2013. The decrease in interest income and other, net from 2011 to 2012 was primarily due to lower interest income on our short-term investments in 2012 compared to 2011.

Income tax provision

($ in thousands)	2013	% Change 2012 to 2013	2012	% Change 2011 to 2012	2011
Income tax provision	$772	271%	$208	(48)%	$401

Income tax provision.  The income tax provision is comprised of estimates of current taxes due in domestic and foreign jurisdictions. For the year ended December 31, 2013, the income tax provision primarily consisted of state income tax, foreign taxes, and tax expense related to the recording of a deferred tax liability that results from the amortization for income tax purposes of acquisition-related goodwill. The increase in the income tax provision from 2012 to 2013 was primarily due to tax expense related to the recording of an ASC 740-10 reserve related to foreign withholding taxes in 2013 as well as a tax benefit related to release of Canadian valuation allowance in 2012. The decrease in the income tax provision from 2011 to 2012 was primarily due to a tax benefit related to the release of Canadian valuation allowance.

Liquidity and Capital Resources

Total cash, cash equivalents and short-term investments at December 31, 2013 and 2012 was $72.4 million and $56.3 million, respectively.  Cash equivalents and short-term investments are comprised of money market funds, certificate of deposits, corporate notes and bonds, and U.S. government agency securities.  The increase in cash, cash equivalents and short-term investments in fiscal year 2013 was primarily due to $10.2 million cash generated from operating activities and $11.0 million from the proceeds of exercises of employee stock options and the purchase of common stock under employee stock purchase plans offset by the repurchase of shares of $4.1 million (net repurchase of $1.8 million after considering proceeds from the exercise of stock options that resulted in shares that were repurchased).

Operating Activities

Net cash provided by (used in) operating activities was $10.2 million for the year ended December 31, 2013, $2.0 million for the year ended December 31, 2012, and $(11.1) million for the year ended December 31, 2011. Net cash provided by (used in) operating activities primarily reflect the net income (loss) for the period, adjusted for non-cash items such as stock-based compensation expense, amortization of intangible assets and other, amortization of premiums and discounts on investments, depreciation, warrant-related charges, and changes in operating assets and liabilities.

Net cash provided by operating activities during 2013 was the result of net income for the period of $10.4 million, adjusted for non-cash items totaling $6.7 million and changes in operating assets and liabilities of ($6.8) million.  Adjustment for non-cash items primarily consisted of stock-based compensation expense of $3.5 million, amortization of intangible assets and other of $1.3 million, warrant-related charges of $777,000, and amortization of premiums and discounts on investments of $646,000.  The changes in operating assets and liabilities primarily consisted of an increase in accounts receivable, net of $4.3 million due to an increase in revenues and a decrease in deferred revenue of $3.3 million due to a decrease sales of services for which revenues are recognized ratably, offset by net increase in accounts payable, accrued compensation, other accrued liabilities and other long-term liabilities of $646,000 due to the timing of payments.

Net cash provided by operating activities during 2012 was the result of net loss for the period of $5.4 million, adjusted for non-cash items totaling $7.2 million and changes in operating assets and liabilities of $157,000. Adjustment for non-cash items primarily consisted of stock-based compensation expense of $4.5 million, amortization of intangible assets and other of $1.5 million, amortization of premiums and discounts on investments of $588,000 and depreciation of $503,000.  The changes in operating assets and liabilities primarily consisted of an increase in deferred revenue of $1.4 million due to an increase in sales of services for which revenues are recognized ratably partially offset by a decrease in accounts payable and accrued compensation and other accrued liabilities of $1.3 million due to the timing of payments.

Net cash used in operating activities during 2011 was the result of the net loss of $18.6 million, adjusted for non-cash items totaling $6.8 million and changes in operating assets and liabilities of $638,000.  Adjustment for non-cash items primarily consisted of stock-based compensation of $3.8 million, amortization of premiums and discounts on investments of $1.5 million, and amortization of intangible assets and other of $866,000. The changes in operating assets and liabilities primarily consisted of an increase in accounts receivable, net of $5.1 million due to an increase in revenues, partially offset by increases in deferred revenue of $3.1 million due to an increase in sales of services for which revenues are recognized ratably and accounts payable, accrued compensation and other accrued liabilities of $1.9 million due to the timing of payments.

Investing Activities

Net cash provided by (used in) investing activities was $(19.4) million for the year ended December 31, 2013, $3.2 million for the year ended December 31, 2012, and $14.5 million for the year ended December 31, 2011. Net cash used in investing activities in 2013 was primarily due to purchases of investments of $61.8 million offset by sales and maturities of investments of $42.6 million, and purchases of property and equipment of $221,000. Net cash provided by investing activities in 2012 was primarily due to sales and maturities investments of $42.9 million offset by the purchases of investments of $37.8 million, acquisition of RightHand IT Corporation for $1.3 million and purchases of property and equipment of $523,000.   Net cash provided by investing activities in 2011 was primarily due to sales and maturities of investment of $74.0 million offset by the purchases of investments of $50.8 million, acquisition of SUPERAntiSpyware for $8.4 million and purchases of property and equipment of $279,000.

Financing Activities

Net cash provided by financing activities was $6.9 million for the year ended December 31, 2013, $3.5 million for the year ended December 31, 2012, and $516,000 for the year ended December 31, 2011. Net cash provided by financing activities in 2013 was from the proceeds of exercises of employee stock options and the purchase of common stock under employee stock purchase plans of $11.0 million offset by the repurchase of shares of $4.1 million (net repurchase of $1.8 million after considering proceeds from the exercise of stock options that resulted in shares that were repurchased).  In 2012 and 2011, cash generated by financing activities was primarily attributable to the exercise of employee stock options and the purchase of common stock under employee stock purchase plans.

Working Capital and Capital Expenditure Requirements

At December 31, 2013, we had stockholders’ equity of $95.4 million and working capital of $78.0 million. We believe that our existing cash balances will be sufficient to meet our working capital requirements for at least the next 12 months. In 2014, we expect our capital expenditures to be determined by the investment in our Nexus Platform.

If we require additional capital resources to grow our business internally or to acquire complementary technologies and businesses at any time in the future, we may seek to sell additional equity or debt securities. The sale of additional equity could result in more dilution to our stockholders.

We plan to continue to make investments in our business during 2014. We believe these investments are essential to creating sustainable growth in our business in the future. Additionally, we may choose to acquire other businesses or complimentary technologies to enhance our product capabilities and such acquisitions would likely require the use of cash.

Contractual Obligations

The following table summarizes our contractual obligations at December 31, 2013 and the effect these contractual obligations are expected to have on our liquidity and cash flows in future periods (in thousands):

	Payments Due By Period
	Total	Less than 1 year	1 ‑ 3 Years	More than 3 Years
Operating leases	$1,385	$440	$883	$62

These obligations are for non-cancelable operating leases including our headquarters office and offices to carry out research and development and operations globally.

Off-Balance Sheet Arrangements

At December 31, 2013, we did not have any significant off-balance sheet arrangements, as defined in Item 303(a)(4)(ii) of Regulation S-K.

Recent Accounting Pronouncements

In July 2013, the FASB issued ASU No. 2013-11, Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists. This new guidance provides specific financial statement presentation requirements of an unrecognized tax benefit when a net operating loss carryforward, a similar tax loss, or a tax credit carryforward exists. The guidance states that an unrecognized tax benefit in those circumstances should be presented as a reduction to the deferred tax asset. The guidance was adopted and effective during 2013 fiscal year and interim periods during 2013 fiscal year. The adoption of this guidance did not have an impact on our consolidated financial results of operations or financial condition.

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

As of December 31, 2013, we held $44.0 million in short-term investments (excluding cash and cash equivalents), which consisted primarily of government debt securities, corporate notes and bonds, and commercial paper. The weighted average interest rate of our portfolio was approximately 0.26% at December 31, 2013. A decline in interest rates over time would reduce our interest income from our investments. A hypothetical 10% increase or decrease in interest rates, however, would not have a material impact adverse effect on our financial condition.

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

Impact of Foreign Currency Rate Changes

The functional currencies of our international operating subsidiaries are the local currencies. We translate the assets and liabilities of our foreign subsidiaries at the exchange rates in effect on the balance sheet date. We translate their income and expenses at the average rates of exchange in effect during the period. We include translation gains and losses in the stockholders’ equity section of our consolidated balance sheets. We include net gains and losses resulting from foreign exchange transactions in interest income and other in our consolidated statements of operations. Since we translate foreign currencies (primarily Canadian dollars and Indian rupees) into U.S. dollars for a small portion of our operations, currency fluctuations have had an immaterial impact on our consolidated statements of operations. We have both revenue and expenses that are denominated in foreign currencies. Neither a weaker or stronger U.S. dollar environment would have a material impact on our consolidated statement of operations. The historical impact of currency fluctuations on our consolidated statements of operations has generally been immaterial. As of December 31, 2013, we did not engage in foreign currency hedging activities.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

SUPPORT.COM, INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders of
Support.com, Inc.

We have audited the accompanying consolidated balance sheets of Support.com, Inc. as of December 31, 2013 and 2012, and the related consolidated statements of operations, comprehensive income (loss), stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2013. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Support.com, Inc. at December 31, 2013 and 2012, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2013, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Support.com, Inc.’s internal control over financial reporting as of December 31, 2013, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (1992 framework) and our report dated March 7, 2014 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

San Francisco, California March 7, 2014

SUPPORT.COM, INC.

CONSOLIDATED BALANCE SHEETS

(in thousands except share and per share data)

	December 31,
	2013	2012
ASSETS
Current assets:
Cash and cash equivalents	$28,390	$30,852
Short-term investments	43,967	25,498
Accounts receivable, less allowance of $0 and $2 at December 31, 2013 and 2012, respectively	13,993	9,689
Prepaid expenses and other current assets	1,322	1,359
Total current assets	87,672	67,398
Property and equipment, net	461	591
Purchased technology, net	—	62
Goodwill	14,240	14,240
Intangible assets, net	3,454	4,775
Other assets	1,072	1,193
Total assets	$106,899	$88,259
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$860	$444
Accrued compensation	2,157	1,609
Other accrued liabilities	3,359	3,969
Short-term deferred revenue	3,323	6,618
Total current liabilities	9,699	12,640
Long-term deferred revenue	50	35
Other long-term liabilities	1,754	1,421
Total liabilities	11,503	14,096
Commitments and contingencies (Note 6)
Stockholders’ equity:
Common stock; par value $0.0001, 150,000,000 shares authorized; ; 54,474,594 issued and 53,281,996 outstanding at December 31, 2013; 50,002,587 issued and 49,809,989 outstanding at December 31, 2012	5	5
Additional paid-in capital	258,291	242,954
Treasury Stock	(5,036)	(922)
Accumulated other comprehensive loss	(1,874)	(1,501)
Accumulated deficit	(155,990)	(166,373)
Total stockholders’ equity	95,396	74,163
Total liabilities and stockholders’ equity	$106,899	$88,259

See accompanying notes.

SUPPORT.COM, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands except per share data)

	Year Ended December 31,
	2013	2012	2011
Revenue:
Services	$73,852	$57,622	$37,248
Software and other	14,311	14,332	16,591
Total revenue	88,163	71,954	53,839
Costs of revenue:
Cost of services	43,208	37,343	29,919
Cost of software and other	1,172	1,421	1,744
Total cost of revenue	44,380	38,764	31,663
Gross profit	43,783	33,190	22,176
Operating expenses:
Research and development	5,735	6,773	6,057
Sales and marketing	14,599	18,285	21,791
General and administrative	11,376	12,234	12,005
Amortization of intangible assets and other	1,321	1,522	866
Total operating expenses	33,031	38,814	40,719
Income (loss) from operations	10,752	(5,624)	(18,543)
Interest income and other, net	369	297	455
Income (loss) from continuing operations, before income taxes	11,121	(5,327)	(18,088)
Income tax provision	772	208	401
Income (loss) from continuing operations, after income taxes	10,349	(5,535)	(18,489)
Income (loss) from discontinued operations, after income taxes	34	111	(151)
Net income (loss)	$10,383	$(5,424)	$(18,640)

Basic earnings (loss) per share:
Continuing operations, after income taxes	$0.20	$(0.11)	$(0.39)
Discontinued operations, after income taxes	0.00	0.00	(0.00)
Basic net earnings (loss) per share	$0.20	$(0.11)	$(0.39)

Diluted earnings (loss) per share:
Continuing operations, after income taxes	$0.19	$(0.11)	$(0.39)
Discontinued operations, after income taxes	0.00	0.00	(0.00)
Diluted net earnings (loss) per share	$0.19	$(0.11)	$(0.39)

Shares used in computing basic net earnings (loss) per share	51,553	48,798	48,288
Shares used in computing diluted net earnings (loss) per share	53,825	48,798	48,288

See accompanying notes.

SUPPORT.COM, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(in thousands)

	Year Ended December 31,
	2013	2012	2011

Net income (loss)	$10,383	$(5,424)	$(18,640)

Other comprehensive income (loss):
Change in foreign currency translation adjustment	(357)	(114)	(182)
Change in net unrealized gain (loss) on investments	(16)	311	(185)
Other comprehensive income (loss)	(373)	197	(367)

Comprehensive income (loss)	$10,010	$(5,227)	$(19,007)

See accompanying notes.

SUPPORT.COM, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(in thousands except share data)

	Common Stock		Additional	Treasury	Accumulated Other Comprehensive	Accumulated	Total Stockholders’
	Shares	Amount	Paid-In Capital	Stock	Loss	Deficit	Equity
Balances at December 31, 2010	48,142,145	$5	$230,614	$(922)	$(1,331)	$(142,309)	$86,057
Net loss	—	—	—	—	—	(18,640)	(18,640)
Other comprehensive loss	—			—	(367)	—	(367)
Stock-based compensation expense	—	—	3,769	—	—	—	3,769
Issuance of common stock upon exercise of stock options for cash	190,480	—	450	—	—	—	450
Issuance of common stock under employee stock purchase plan	35,851	—	66	—	—	—	66
Balances at December 31, 2011	48,368,476	5	234,899	(922)	(1,698)	(160,949)	71,335
Net loss	—	—	—	—	—	(5,424)	(5,424)
Other comprehensive income	—		—	—	197	—	197
Stock-based compensation expense	—	—	4,525	—	—	—	4,525
Issuance of common stock upon exercise of stock options for cash	1,357,431	—	3,351	—	—	—	3,351
Issuance of common stock under employee stock purchase plan	84,082	—	179	—	—	—	179
Balances at December 31, 2012	49,809,989	5	242,954	(922)	(1,501)	(166,373)	74,163
Net income	—	—	—	—	—	10,383	10,383
Other comprehensive loss	—		—	—	(373)	—	(373)
Stock-based compensation expense	—	—	3,481	—	—	—	3,481
Issuance of common stock upon exercise of stock options for cash	4,392,786	—	8,435	—	—	—	8,435
Issuance of common stock under employee stock purchase plan	79,221	—	290	—	—	—	290
Repurchase of common stock	(1,000,000)	—	2,320	(4,114)	—	—	(1,794)
Warrant-related charges	—	—	777	—	—	—	777
Utilized excess tax benefit	—	—	34	—	—	—	34
Balances at December 31, 2013	53,281,996	$5	$258,291	$(5,036)	$(1,874)	$(155,990)	$95,396

See accompanying notes.

SUPPORT.COM, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Year Ended December 31,
	2013	2012	2011
Operating activities:
Net income (loss)	$10,383	$(5,424)	$(18,640)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Stock-based compensation expense	3,481	4,525	3,769
Amortization of intangible assets and other	1,321	1,522	866
Warrant-related charges	777	—	—
Amortization of premiums and discounts on investments	646	588	1,451
Depreciation	351	503	438
Amortization of purchased technology	62	81	83
Utilized excess tax benefit	34	—	—
Loss on cumulative translation adjustment on discontinued operations	—	—	284
Realized gain on investments	—	—	(7)
Changes in assets and liabilities:
Accounts receivable, net	(4,304)	747	(5,146)
Prepaid expenses and other current assets	32	(342)	544
Other assets	76	(460)	(192)
Accounts payable	414	(752)	658
Accrued compensation	539	(67)	402
Other accrued liabilities	(623)	(527)	885
Other long-term liabilities	316	201	340
Deferred revenue	(3,295)	1,357	3,147
Net cash provided by (used in) operating activities	10,210	1,952	(11,118)
Investing activities:
Purchases of property and equipment	(221)	(523)	(279)
Acquisition of business, net of cash acquired	—	(1,327)	(8,419)
Purchases of investments	(61,779)	(37,764)	(50,763)
Sales of investments	104	2,400	23,263
Maturities of investments	42,544	40,445	50,691
Net cash (used in) provided by investing activities	(19,352)	3,231	14,493
Financing activities:
Proceeds from issuance of common stock	11,045	3,530	516
Repurchase of common stock	(4,114)	—	—
Net cash provided by financing activities	6,931	3,530	516
Net (decrease) increase in cash and cash equivalents	(2,211)	8,713	3,891
Effect of exchange rate changes on cash and cash equivalents	(251)	(20)	(293)
Cash and cash equivalents at beginning of period	30,852	22,159	18,561
Cash and cash equivalents at end of period	$28,390	$30,852	$22,159
Supplemental schedule of cash flow information:
Cash paid for (refund of) income taxes	$120	$86	$(89)

See accompanying notes.

SUPPORT.COM, INC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1. Organization and Summary of Significant Accounting Policies

Nature of Operations

Support.com, Inc. (“Support.com”, “the Company”, “We” or “Our”), was incorporated in the state of Delaware on December 3, 1997.  Our common stock trades on the Nasdaq Global Select Market (“Nasdaq”) under the symbol “SPRT.”

Support.com is a provider of cloud-based services and software that enable technology support for a connected world. Our service programs help leading brands create new revenue streams and deepen customer relationships.

Our cloud-based Nexus Service Platform (“Nexus Platform”) enables companies to resolve connected technology issues quickly, boost their support productivity, and dramatically improve their customer experience. We offer turnkey solutions including technology and labor and we also provide the Nexus Platform separately on a software-as-a-service (“SaaS”) basis. Support.com is the choice of leading communications providers, top retailers, and other important brands in software and connected technology.

Basis of Presentation

The Consolidated Financial Statements include the accounts of Support.com and its wholly owned subsidiaries. All intercompany transactions and balances have been eliminated.

Foreign Currency Translation

The functional currency of our foreign subsidiaries is generally the local currency. Assets and liabilities of our wholly owned foreign subsidiaries are translated from their respective functional currencies at exchange rates in effect at the balance sheet date, and revenues and expenses are translated at average exchange rates prevailing during the year. Any material resulting translation adjustments are reflected as a separate component of stockholders’ equity in accumulated other comprehensive income (loss). Realized foreign currency transaction gains (losses) were not material during the years ended December 31, 2013, 2012, and 2011.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes.  The accounting estimates that require management’s most significant, difficult and subjective judgments include revenue recognition, the valuation of investments, the assessment of recoverability of goodwill and indefinite-lived intangible assets, the valuation and recognition of stock-based compensation and the recognition and measurement of current and deferred income tax assets and liabilities. Actual results could differ materially from these estimates.

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

The following table summarizes the allowance for doubtful accounts as of December 31, 2013, 2012, and 2011 (in thousands):

	Balance at Beginning of Period	Adjustments to Costs and Expenses	Write- offs	Balance at End of Period
Allowance for doubtful accounts:

Year ended December 31, 2011	$43	$(16)	$(7)	$20
Year ended December 31, 2012	$20	$(18)	$—	$2
Year ended December 31, 2013	$2	$(5)	$3	$—

As of December 31, 2013, Comcast (78%) and the combined Office Depot and OfficeMax organization (12%) accounted for 10% or more of our total accounts receivable.  As of December 31, 2012, Comcast (52%) and OfficeMax (10%) accounted for 10% or more of our total accounts receivable.  No other customers accounted for 10% or more of our total accounts receivable as of December 31, 2013 and 2012.

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

Our cash equivalents and short-term investments are classified as available-for-sale, and are reported at fair value with unrealized gains/losses included in accumulated other comprehensive income within stockholders’ equity on the consolidated balance sheets and in the consolidated statements of comprehensive income (loss). We view our available-for-sale portfolio as available for use in our current operations, and therefore we present our marketable securities as short-term assets.

We monitor our investments for impairment on a quarterly basis and determine whether a decline in fair value is other-than-temporary by considering factors such as current economic and market conditions, the credit rating of the security’s issuer, the length of time an investment’s fair value has been below our carrying value, the Company’s intent to sell the security and the Company’s belief that it will not be required to sell the security before the recovery of its amortized cost. If an investment’s decline in fair value is deemed to be other-than-temporary, we reduce its carrying value to its estimated fair value, as determined based on quoted market prices or liquidation values. Declines in value judged to be other-than-temporary, if any, are recorded in operations as incurred. At December 31, 2013, the Company evaluated its unrealized losses on available-for-sale securities and determined them to be temporary. We currently do not intend to sell securities with unrealized losses and we concluded that we will not be required to sell these securities before the recovery of their amortized cost basis.

At December 31, 2013 and 2012, the fair value of cash, cash equivalents and investments was $72.4 million and $56.3 million, respectively.  The following is a summary of cash, cash equivalents and investments at December 31, 2013 and 2012 (in thousands):

	For the Year Ended December 31, 2013
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Cash	$15,660	$—	$—	$15,660
Money market fund	11,771	—	—	11,771
Certificates of deposit	4,258	—	(2)	4,256
Commercial paper	7,298	—	—	7,298
Corporate notes and bonds	33,386	8	(22)	33,372
	72,373	8	(24)	72,357
Classified as:
Cash and cash equivalents	28,390	—	—	28,390
Short-term investments	43,983	8	(24)	43,967
	72,373	8	(24)	72,357

	For the Year Ended December 31, 2012
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Cash	$11,116	$—	$—	$11,116
Money market fund	17,235	—	—	17,235
Certificates of deposit	1,880	—	(1)	1,879
Commercial paper	5,745	1	(1)	5,745
Corporate notes and bonds	20,172	7	(6)	20,173
U.S. government agency securities	202	—	—	202
	$56,350	$8	$(8)	$56,350
Classified as:
Cash and cash equivalents	$30,853	$—	$(1)	$30,852
Short-term investments	25,497	8	(7)	25,498
	$56,350	$8	$(8)	$56,350

The following table summarizes the estimated fair value of our available-for-sale securities classified by the stated maturity date of the security (in thousands):

	December 31,
	2013	2012
Due within one year	$34,916	$23,885
Due within two years	9,051	1,613
	$43,967	$25,498

We determined that the gross unrealized losses on our available-for-sale investments as of December 31, 2013 are temporary in nature. The fair value of our available-for-sale securities at December 31, 2013 and 2012 reflects a net unrealized loss of $16,000 and zero, respectively.  There were no net realized gains (losses) on available-for-sale securities in the years ended December 31, 2013 and 2012.  The cost of securities sold is based on the specific identification method.

The following table sets forth the unrealized losses for the Company’s available-for-sale investments as of December 31, 2013 and 2012 (in thousands):

As of December 31, 2013	In Loss Position Less Than 12 Months		In Loss Position More Than 12 Months		Total In Loss Position
Description	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Certificate of deposits	$3,776	$(2)	$—	$—	$3,776	$(2)
Corporate notes and bonds	14,047	(10)	8,542	(12)	22,589	(22)
Total	$17,823	$(12)	$8,542	$(12)	$26,366	$(24)

As of December 31, 2012	In Loss Position Less Than 12 Months		In Loss Position More Than 12 Months		Total In Loss Position
Description	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Certificate of deposits	$1,159	$(1)	$—	$—	$1,159	$(1)
Commercial paper	3,498	(1)	—	—	3,498	(1)
Corporate notes and bonds	12,045	(4)	1,613	(2)	13,658	(6)
Total	$16,702	$(6)	$1,613	$(2)	$18,315	$(8)

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

Goodwill

We test goodwill for impairment annually on September 30 and whenever events or changes in circumstances indicate that the carrying value of the asset may not be recoverable in accordance with Accounting Standards Codification (“ASC”) 350, Intangibles - Goodwill and Other. Consistent with our assessment that we have only one reporting segment, we test goodwill for impairment at the entity level. We test goodwill using the two-step process required by ASC 350. In the first step, we compare the carrying value of the reporting unit to the fair value based on quoted market prices of our common stock. If the fair value of the reporting unit exceeds the carrying value, goodwill is not considered impaired and no further testing is required. If the carrying value of the reporting unit exceeds the fair value, goodwill is potentially impaired and the second step of the impairment test must be performed. In the second step, we compare the implied fair value of the goodwill, as defined by ASC 350, to the carrying amount to determine the impairment loss, if any.

We conduct our annual evaluation for impairment of goodwill on September 30.  No goodwill impairment charges have been recorded through December 31, 2013.

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

We assess the impairment of identifiable intangible assets annually and whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. An impairment loss would be recognized when the sum of the future net cash flows expected to result from the use of the asset and its eventual disposition is less than its carrying amount. If our estimates regarding future cash flows derived from such assets were to change, we may record an impairment charge to the value of these assets.  Such impairment loss would be measured as the difference between the carrying amount of the asset and its fair value.

Revenue Recognition

For all transactions, we recognize revenue only when all of the following criteria are met:

•	Persuasive evidence of an arrangement exists;
•	Delivery has occurred;
•	Collection is considered probable; and
•	The fees are fixed or determinable.

We consider all arrangements with payment terms longer than 90 days not to be fixed or determinable. If the fee is considered not to be fixed or determinable, revenue is recognized as payment becomes due from the customer provided all other revenue recognition criteria have been met.

Services Revenue

Services revenue is comprised primarily of fees for technology support services. Our service programs are designed for both the consumer and small business markets, and include computer and mobile device set-up, security and support, virus and malware removal, wireless network set-up, security and support, and home security and automation system onboarding and support.

We offer technology services to consumers and small businesses, primarily through our partners (which include communications providers, retailers, technology companies and others) and to a lesser degree directly through our website at www.support.com. We transact with customers via reseller programs, referral programs and direct transactions. In reseller programs, the partner generally executes the financial transactions with the customer and pays a fee to us which we recognize as revenue when the service is delivered. In referral programs, we transact with the customer directly and pay a referral fee to the referring party. Referral fees are generally expensed in the period in which revenues are recognized. In such instances, since we are the primary obligor and bear substantially all risks associated with the transaction, we record the gross amount of revenue. In direct transactions, we sell directly to the customer at the retail price.

The technology services described above include four types of offerings:

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

•
Hourly-Based Services - In connection with the provisions of certain services programs, fees are calculated based on contracted hourly rates with partners. For these programs, we recognize revenue as services are performed, based on billable hours of work delivered by our technology specialists. These services programs also include performance standards, which may result in incentives or penalties, which are recognized as earned or incurred.

In certain cases, we are paid for services that are sold but not yet delivered. We initially record such balances as deferred revenue, and recognize revenue when the service has been provided or, on the non-subscription portion of these balances, when the likelihood of the service being redeemed by the customer is remote (“services breakage”). Based on our historical redemption patterns for these relationships, we believe that the likelihood of a service being delivered more than 90 days after sale is remote.  We therefore recognize non-subscription deferred revenue balances older than 90 days as services revenue. For the years ended December 31, 2013, 2012 and 2011, services breakage revenue accounted for approximately 1% of our total revenue.

Partners are generally invoiced monthly. Fees from customers via referral programs and direct transactions are generally paid with a credit card at the time of sale. Revenue is recognized net of any applicable sales tax.

Services revenue also includes fees from implementation services of our Nexus Platform, typically covering integration to other customer systems. We generally charge for these services on a time and material basis.

We generally provide a refund period on services, during which refunds may be granted to customers under certain circumstances, including inability to resolve certain support issues. For our partnerships, the refund period varies by partner, but is generally between 5 and 14 days. For referral programs and direct transactions, the refund period is generally 5 days. For all channels, we recognize revenue net of refunds and cancellations during the period. Refunds and cancellations have not been material.

Software and Other Revenue

Software and other revenue is comprised primarily of fees for end-user software products provided through direct customer downloads and through the sale of these end-user software products via partners as well as the licensing of our Nexus Platform. Our software is sold to customers as a perpetual license or as a fixed period subscription. We act as the primary obligor and generally control fulfillment, pricing, product requirements, and collection risk and therefore we record the gross amount of revenue. We provide a 30-day money back guarantee for the majority of our end-user software products.

For certain end-user software products, we sell perpetual licenses.  We provide a limited amount of free technical support to customers. Since the cost of providing this free technical support is insignificant and free product enhancements are minimal and infrequent, we do not defer the recognition of revenue associated with sales of these products.

For certain of our end-user software products (principally SUPERAntiSpyware), we sell licenses for a fixed subscription period.  We provide regular, significant updates over the subscription period and therefore recognize revenue for these products ratably over the subscription period.

Other revenue consists primarily of revenue generated through partners advertising to our customer base in various forms, including toolbar advertising, email marketing, and free trial offers. We recognize other revenue in the period in which our partners notify us that the revenue has been earned.

Software and other revenue also includes fees from licensing our Nexus Platform.  In such arrangements, customers receive a right to use our platform in their own technology support organizations. We license the Nexus Platform using a SaaS model under which customers cannot take possession of the technology and pay us on a per-user per-month basis during the term of the arrangement. Revenue from licensing of our Nexus Platform was approximately 7% of software and other revenue for the year ended December 31, 2013.

Research and Development

Research and development expenditures are charged to operations as they are incurred.

Software Development Costs

Based on our product development process, technological feasibility is established on the completion of a working model.  The Company determined that technological feasibility is reached shortly before the product is ready for general release and therefore development costs incurred have been insignificant. Accordingly, we have charged all such costs to research and development expense in the period in which they were incurred in the consolidated statements of operations.

Purchased Technology for Internal Use

We capitalize costs related to software that we license and incorporate into our product and service offerings or develop for internal use.

In July 2009, we acquired purchased technology for $350,000 and recorded amortization expense related to this technology of $62,000, $81,000, and $83,000 in 2013, 2012, and 2011, respectively. We recorded an impairment charge in connection with the development of software for internal use in general and administrative expenses in our consolidated statement of operations of zero and $70,000 during the years ended December 31, 2013 and 2012, respectively.

Advertising Costs

Advertising costs are recorded as sales and marketing expense in the period in which they are incurred.  Advertising expense was $9.2 million, $8.2 million, and $10.8 million for the years ended December 31, 2013, 2012, and 2011, respectively.

Earnings (Loss) Per Share

Basic earnings (loss) per share is computed using our net income (loss) and the weighted average number of common shares outstanding during the reporting period. Diluted earnings (loss) per share is computed using our net income (loss) and the weighted average number of common shares outstanding, including the effect of the potential common shares issuable upon exercise of outstanding stock options, vesting of Restricted Stock Units (“RSUs”) and Employee Stock Purchase Plan (“ESPP”) by using the treasury stock method when dilutive. For the years ended December 31, 2012 and 2011, 1.5 million and 2.9 million outstanding options and restricted stock units, respectively, were excluded from the computation of diluted net loss per share since their effect would have been anti-dilutive.  For the years ended December 31, 2013, 2012 and 2011, 1.5 million, 2.9 million, and 2.9 million outstanding weighted average stock options and warrants, respectively, were excluded from the calculation of diluted earnings (loss) per common share because the exercise prices of these stock options were greater than or equal to the average market value of the common stock. These stock options and warrants could be included in the calculation in the future if the average market value of the common stock increases and is greater than the exercise price of these stock options.

The following table sets forth the computation of basic and diluted net earnings (loss) per share (in thousands, except per share amounts):

	Year Ended December 31,
	2013	2012	2011
Net income (loss)	$10,383	$(5,424)	$(18,640)
Basic:
Weighted-average shares of common stock outstanding	51,553	48,798	48,288
Shares used in computing basic net earnings (loss) per share	51,553	48,798	48,288
Basic net earnings (loss) per share	$0.20	$(0.11)	$(0.39)
Diluted:
Weighted-average shares of common stock outstanding	51,553	48,798	48,288
Add: Common equivalent shares outstanding	2,272	—	—
Shares used in computing diluted net earnings (loss) per share	53,825	48,798	48,288
Diluted net earnings (loss) per share	$0.19	$(0.11)	$(0.39)

Accumulated Other Comprehensive Loss

The components of accumulated other comprehensive loss relate entirely to accumulated foreign currency translation losses associated with our foreign subsidiaries and unrealized gains (losses) on investments. Accumulated currency translation losses were $1.9 million and $1.5 million as of December 31, 2013 and 2012, respectively, and accumulated unrealized gains (losses) on investments were $(16,000) and zero as of December 31, 2013 and 2012, respectively.

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

Determining Fair Value of Share-Based Payments

Valuation and Attribution Method: Stock-based compensation expense for stock options and ESPP is estimated at the date of grant based on the fair value of awards using the Black-Scholes-Merton option pricing model. Stock-based compensation expense for RSUs is estimated at the date of grant based on the number of shares granted and the quoted price of the Company’s common stock on the grant date. Stock options vest on a graded schedule; however we recognize the expense on a straight-line basis over the requisite service period, which is generally four years for stock options, three years or four years for RSUs and six months for ESPP, net of estimated forfeitures. These limitations require that on any date the compensation cost recognized is at least equal to the portion of the grant-date fair value of the award that is vested at that date. The Company estimates pre-vesting forfeitures at the time of grant by analyzing historical data and revises those estimates in subsequent periods if actual forfeitures differ from those estimates. The total expense recognized over the vesting period will only be for those awards that ultimately vest.

During the year ended December 31, 2013, RSUs were granted to certain key executives. These RSUs vest upon the satisfaction of a service condition and, for certain grants, a performance condition. The service condition for these awards is satisfied over three years. The performance condition was based on specified annual targets for fiscal year 2013. We recognize share-based compensation expense for the portion of the RSUs that had met the service and performance condition based on the accelerated attribution method (net of estimated forfeitures).

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

Expected Volatility: Our expected volatility represents the amount by which the stock price is expected to fluctuate throughout the period that the stock option is outstanding. The expected volatility is based on the historical volatility of the Company’s stock.

Expected Dividend: We use a dividend yield of zero, as we have never paid cash dividends and do not expect to pay dividends in the future.

The fair value of our stock-based awards was estimated using the following weighted average assumptions for the years ended December 31, 2013, 2012, and 2011:

	Stock Option Plan			Employee Stock Purchase Plan
	2013	2012	2011	2013	2012	2011
Risk-free interest rate	0.9%	0.6%	1.0%	0.1%	0.1%	0%
Expected term (in years)	3.7	3.7	3.6	0.5	0.5	0.5
Volatility	57.5%	57.2%	59.2%	48.37%	62.3%	75.3%
Expected dividend	0%	0%	0%	0%	0%	0%

Weighted average grant-date fair value	$2.02	$1.30	$1.63	$1.24	$1.15	$0.77

On December 13, 2012, the Compensation Committee of the Board of Directors extended the term of 700,000 stock options granted to the Company’s Chief Executive Officer and President.  The stock options were granted on April 6, 2006, and were originally scheduled to expire on April 6, 2013.  After the extension, the stock options will expire on April 6, 2016.  The stock options were granted under the Company’s Amended and Restated 1998 Stock Option Plan.  At the time of the extension, the exercise price of the stock options exceeded the current fair market value of the Company’s common shares.  No other terms of the stock options were modified.  As part of the modification of the stock options, the Company recorded incremental stock-based compensation expense of approximately $810,000 in the fourth quarter of 2012.

We recorded the following stock-based compensation expense for the fiscal years ended December 31, 2013, 2012, and 2011 (in thousands):

	For the Year Ended December 31,
	2013	2012	2011
Stock-based compensation expense related to grants of:
Stock options	$1,642	$4,276	$3,725
ESPP	106	80	44
RSU	1,733	169	—
	$3,481	$4,525	$3,769
Stock-based compensation expense recognized in:
Cost of service	$332	$354	$245
Cost of software and others	12	26	29
Research and development	766	1,019	816
Sales and marketing	412	483	586
General and administrative	1,959	2,643	2,093
	$3,481	$4,525	$3,769

Cash proceeds from the issuance of common stock net of repurchase of common stock were $6.9 million, $3.5 million, and $516,000 for the years ended December 31, 2013, 2012, and 2011, respectively. An income tax benefit of $34,000 was realized from stock option exercises during the year ended December 31, 2013. No income tax benefit was realized from stock option exercises during the years ended December 31, 2012 and 2011. In accordance with ASC 718, we present excess tax benefits from the exercise of stock options, if any, as net cash generated in financing activities.

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

Warranties and Indemnifications

We generally provide a refund period on sales, during which refunds may be granted to customers under certain circumstances, including our inability to resolve certain support issues. For our partnerships, the refund period varies by partner, but is generally between 5 and 14 days. For the majority of our end-user software products, we provide a 30-day money back guarantee. For referral programs and direct transactions, the refund period is generally 5 days. For all channels, we recognize revenue net of refunds and cancellations during the period. Refunds and cancellations have not been material to date.

We generally agree to indemnify our customers against legal claims that our end-user software products infringe certain third party intellectual property rights. As of December 31, 2013, we have not been required to make any payment resulting from infringement claims asserted against our customers and have not recorded any related accruals.

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
In accordance with ASC 820, the following table represents our fair value hierarchy for our financial assets (cash equivalents and investments) measured at fair value on a recurring basis as of December 31, 2013 and 2012 (in thousands):

As of December 31, 2013	Level 1	Level 2	Level 3	Total
Money market funds	$11,771	$—	$—	$11,771
Certificates of deposits	4,256	—	—	4,256
Commercial paper	—	7,298	—	7,298
Corporate notes and bonds	—	33,372	—	33,372
Total	$16,027	$40,670	$—	$56,697

As of December 31, 2012	Level 1	Level 2	Level 3	Total
Money market funds	$17,235	$—	$—	$17,235
Certificates of deposits	1,879	—	—	1,879
Commercial paper	—	5,745	—	5,745
Corporate notes and bonds	—	20,173	—	20,173
U.S. government agency securities	—	202	—	202
Total	$19,114	$26,120	$—	$45,234

For short-term investments, measured at fair value using Level 2 inputs, we review trading activity and pricing for these investments as of the measurement date. When sufficient quoted pricing for identical securities is not available, we use market pricing and other observable market inputs for similar securities obtained from various third party data providers.  These inputs either represent quoted prices for similar assets in active markets or have been derived from observable market data. There have been no transfers between Level 1 and Level 2 measurements during the years ended December 31, 2013 and 2012, respectively.

Segment Information

In accordance with ASC 280, Segment Reporting, the Company reports its operations as a single operating segment. Our Chief Operating Decision Maker (“CODM”), our Chief Executive Officer, manages our operations on a consolidated basis for purposes of allocating resources. When evaluating performance and allocating resources, the CODM reviews financial information presented on a consolidated basis.

Revenue from customers located outside the United States was less than 1% of total revenue and accounted for approximately $38,000, $309,000, and $366,000 for the years ended December 31, 2013, 2012, and 2011, respectively.

For the year ended December 31, 2013, Comcast (53%) accounted for 10% or more of our total revenue. Had the Office Depot and OfficeMax merger been effective throughout the year ended December 31, 2013, the combined entity would have accounted for 18% of our total revenue.  For the year ended December 31, 2012, Comcast (35%), Office Depot (12%), OfficeMax (12%) and Staples (10%) accounted for 10% or more of our total revenue.  For the year ended December 31, 2011, Office Depot (23%), Staples (15%) and Comcast (14%) accounted for 10% or more of our total revenue.    There were no other customers that accounted for 10% or more of our total revenue in any of the periods presented.

Long-lived assets are attributed to the geographic location in which they are located.  We include in long-lived assets all tangible assets.  Long-lived assets regarding geographic areas are as follows (in thousands):

	December 31,
	2013	2012
United States	$419	$552
India	42	39
Total	$461	$591

Recent Accounting Pronouncements

In July 2013, the FASB issued ASU No. 2013-11, Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists. This new guidance provides specific financial statement presentation requirements of an unrecognized tax benefit when a net operating loss carryforward, a similar tax loss, or a tax credit carryforward exists. The guidance states that an unrecognized tax benefit in those circumstances should be presented as a reduction to the deferred tax asset. The guidance was adopted and effective during 2013 fiscal year and interim periods during 2013 fiscal year. The adoption of this guidance did not have an impact on the Company's consolidated financial results of operations or financial condition.

Note 2. Warrants

On October 25, 2010, we entered into a Support Services Agreement (the “Customer Agreement”) with Comcast Cable Communications Management, LLC (“Comcast”) under which Support.com provides technology support services to customers of Comcast in exchange for fees. In connection with the Customer Agreement, Support.com and Comcast entered into a Warrant Agreement, under which Support.com agreed to issue to Comcast warrants to purchase up to 975,000 shares of Support.com common stock in the future in the event that Comcast meets specified sales milestones under the Customer Agreement. Each warrant, if issued, will have an exercise price per share of $4.9498 and a term of three years from issuance. On September 27, 2011, the Company and Comcast amended the Warrant Agreement to extend the expiration date for the performance milestones while maintaining the previously agreed revenue thresholds. The warrants will be valued as they are earned, and the resulting value will be recorded as a charge against revenue in the period in which the performance milestone is met and the warrant is earned. During the third and fourth quarters of 2013, the performance milestones for the first and second tranche of warrants were met, respectively. Therefore, we issued to Comcast warrants to purchase a total of 490,000 shares of our common stock and recorded warrant-related charges of $777,000 against revenue for the year ended December 31, 2013. The value of the first and second tranche of warrants was estimated using the following weighted-average assumptions: risk-free interest rate of 0.74%, expected term of 3 years, volatility of 59.12% and expected dividend of 0%.

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

Note 4.  Property and Equipment

Property and equipment are stated at cost, less accumulated depreciation, and consist of the following as of December 31, 2013 and 2012 (in thousands):

	December 31,
	2013	2012
Computer equipment and software	$4,565	$4,380
Furniture and office equipment	185	189
Leasehold improvements	355	354
	5,105	4,924
Accumulated depreciation	(4,644)	(4,333)
	$461	$591

Depreciation expense was $351,000, $503,000, and $438,000 for the years ended December 31, 2013, 2012, and 2011, respectively.

Note 5. Intangible Assets

Amortization expense related to intangible assets was $1.3 million, $1.5 million, and $866,000 for the years ended December 31, 2013, 2012 and 2011.

In December 2006, we acquired the use of a toll-free telephone number for cash consideration of $250,000. This asset has an indefinite useful life. The intangible asset is tested for impairment annually or more often if events or changes in circumstances indicate that the carrying value may not be recoverable.

The following table summarizes the components of intangible assets (in thousands):

	Non- compete	Partner Relationships	Customer Base	Technology Rights	Tradenames	Indefinite Life Intangibles	Total
As of December 31, 2013
Gross carrying value	$593	$145	$641	$5,330	$760	$250	$7,719
Accumulated amortization	(477)	(145)	(361)	(2,689)	(593)	—	(4,265)
Net carrying value	$116	$—	$280	$2,641	$167	$250	$3,454

As of December 31, 2012
Gross carrying value	$593	$145	$641	$5,330	$760	$250	$7,719
Accumulated amortization	(426)	(145)	(238)	(1,700)	(434)	—	(2,944)
Net carrying value	$167	$—	$403	$3,630	$326	$250	$4,775

The estimated future amortization expense of intangible assets, with the exception of the indefinite-life intangible assets as of December 31, 2013 is as follows (in thousands):

Fiscal Year	Amount
2014	1,091
2015	1,069
2016	1,028
2017	16
Total	$3,204

Weighted average remaining useful life	3.0 years

The following table summarizes the components of purchased technology (in thousands):

	As of December 31,
	2013	2012
Purchased technology	$350	$350
Accumulated amortization	(350)	(288)
Total purchased technology, net	$—	$62

Note 6. Commitments and Contingencies

Lease commitments

Headquarters office lease. On June 7, 2012, we entered into a sublease and master landlord consent agreement for our headquarters office facility located in Redwood City, California.  This lease covers approximately 21,620 square feet and will expire on February 18, 2017.  The lease provides for escalating payments over the term and rent expense is recognized on a straight-line basis.

Other facility leases. We lease our facilities under non-cancelable operating lease agreements, which expire at various dates through the end of 2014.

Total facility rent expense pursuant to all operating lease agreements was $602,000, $681,000, and $621,000 for the years ended December 31, 2013, 2012, and 2011, respectively.

As of December 31, 2013, minimum payments due under all non-cancelable lease agreements were as follows (in thousands):

Years ending December 31,	Operating Leases
2014	440
2015	435
2016	448
2017	62
Total minimum lease and principal payments	$1,385

Legal contingencies

On February 7, 2012, a lawsuit seeking class-action certification was filed against the Company in the United States District Court for the Northern District of California, No. 12-CV-00609, alleging that the design of one the Company’s software products and the method of promotion to consumers constitute fraudulent inducement, breach of contract, breach of express and implied warranties, and unjust enrichment. On the same day the same plaintiffs’ law firm filed another action in the United States District Court for the Southern District of New York, No. 12-CV-0963, involving similar allegations against a subsidiary of the Company and one of the Company’s partners who distributes our software products, and that partner has requested indemnification under contract terms with the Company. The law firm representing the plaintiffs in both cases has filed unrelated class actions in the past against a number of major software providers with similar allegations about those providers’ products. On May 30, 2013, the Company received final court approval relating to the terms of a settlement of these actions. Under the terms of the settlement, the Company offered a one-time cash payment, covered by the Company’s insurance provider, to qualified class-action members; the deadline to submit a claim form concluded on February 28, 2013. In addition, the Company offered a limited free subscription to one of its software products; the deadline for redemptions concluded on August 31, 2013. Therefore, the Company reversed a previous accrual of $57,000 associated with these actions and recorded a benefit in the same amount within interest income and other, net in the consolidated statements of operations for the year ended December 31, 2013. The Company denies any wrongdoing or liability and entered into the settlement to minimize the costs of defense.

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

Guarantees

We have identified guarantees in accordance with ASC 450. This guidance stipulates that an entity must recognize an initial liability for the fair value, or market value, of the obligation it assumes under the guarantee at the time it issues such a guarantee, and must disclose that information in its interim and annual financial statements. We have entered into various service level agreements with our partners, in which we may guarantee the maintenance of certain service level thresholds. Under some circumstances, if we do not meet these thresholds, we may be liable for certain financial costs. We evaluate costs for such guarantees under the provisions of ASC 450. We consider such factors as the degree of probability that we would be required to satisfy the liability associated with the guarantee and the ability to make a reasonable estimate of the resulting cost. We incurred immaterial costs as a result of such obligations during the year ended December 31, 2013.  We have not accrued any liabilities related to such obligations in the consolidated financial statements as of December 31, 2013 and 2012.

Note 7. Restructuring Obligations and Other Charges

In the fourth quarter of 2013, the Company implemented a reduction in our work-from-home agent and corporate workforce to reduce our ongoing cost structure.  The Company reduced its agent workforce by 210 employees, and its corporate workforce by 15 employees.  The affected employees were terminated as of December 30, 2013, with certain corporate employees remaining with the Company for a limited time thereafter.  As a result, we recorded a restructuring charge of $317,000 in cost of services, $11,000 in research and development expense, $45,000 in sales and marketing expense and $58,000 in general and administrative expense in the fourth quarter of 2013. The restructuring charge was comprised of employee termination costs. As of December 31, 2013, the balance on this restructuring obligation was $431,000, which we expected to pay in cash during the first quarter of 2014.

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

The following table summarizes activity associated with the restructuring obligation (see also Note 8) and related expenses incurred for the years ended December 31, 2013 and 2012 (in thousands):

	Severance(1)	Facilities(2) (3)	Total
Restructuring obligations, December 31, 2011	$2	$208	$210
Restructuring costs incurred (second quarter of 2012)	172	—	172
Cash payments	(174)	(208)	(382)
Restructuring obligations, December 31, 2012	$—	$—	$—
Restructuring costs incurred (fourth quarter of 2013)	431	—	431
Cash payments	—	—	—
Restructuring obligations, December 31, 2013	$431	$—	$431

(1)	Severance costs include those expenses related to severance pay and related employee benefit obligations.

(2)	Facilities costs include obligations under non-cancelable leases for facilities that we will no longer occupy, as well as penalties associated with early terminations of leases and disposal of fixed assets. No sublease income has been included.

(3)	As part of the restructuring costs included in the table above, the Company wrote-off fixed assets related to the facilities that it will no longer occupy. This was a non-cash charge.

Note 8. Other Accrued Liabilities

Other accrued liabilities consist of the following (in thousands):

	As of December 31,
	2013	2012
Accrued expenses	$2,135	$2,421
Customer deposits	481	997
Restructuring expenses	431	—
Other accrued liabilities	312	551
Total other accrued liabilities	$3,359	$3,969

Note 9. Stockholders’ Equity

Equity Compensation Plan

We adopted the 2000 Omnibus Equity Incentive Plan (the “2000 Plan”). A total of 4,000,000 shares of common stock were initially reserved for issuance to eligible participants under the 2000 Plan. On January 1 of each year, the number of shares reserved may be increased by the lesser of 2,000,000 shares, 5% of outstanding shares, or an amount determined by the Board of Directors. On January 1, 2010, there were no shares reserved under the 2000 Plan.  In February 2010, the 2000 Plan was cancelled and left zero shares available for grant.

We adopted the amended and restated 2010 Equity and Performance Incentive Plan (the “2010 Plan”), effective as of February 8, 2010.  Under the 2010 Plan, the number of shares of Common Stock that may be issued will not exceed in the aggregate 5,000,000 shares of Common Stock plus the number of shares of Common Stock relating to prior awards under the 2000 Plan that expire, are forfeited or are cancelled after the adoption of the 2010 Plan, subject to adjustment as provided in the 2010 Plan.  No grants will be made under the 2010 Plan after the tenth anniversary of its effective date.  Under our 2010 Plan, as of December 31, 2013, there were approximately 2.2 million shares available for grant.

Stock Options

The following tables represent stock option activity for the years ended December 31, 2013, 2012, and 2011:

	Number of Shares	Weighted Average Exercise Price per Share	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
Outstanding options at December 31, 2010	9,586,364	$2.83	4.48	$35,074
Granted	3,293,550	$3.69
Exercised	(190,480)	$2.36
Forfeited	(1,899,844)	$3.40
Outstanding options at December 31, 2011	10,789,590	$2.99	4.25	$8
Granted	875,150	$3.09
Exercised	(1,375,431)	$2.44
Forfeited	(759,712)	$3.39
Outstanding options at December 31, 2012	9,529,597	$3.05	3.63	$12,595
Granted	557,750	$4.74
Exercised	(4,266,423)	$2.52
Forfeited	(310,264)	$3.84
Expired	(128,269)	$5.32
Outstanding options at December 31, 2013	5,382,391	$3.55	3.66	$4,039
Options vested and expected to vest	5,292,807	$3.53	3.58	$4,020
Exercisable at December 31, 2013	4,141,902	$3.32	2.70	$3,624

The following table summarizes the activities for unvested stock options for the year ended December 31, 2013:

	Number of Shares	Weighted Average Grant-Date Fair Value per Share
Unvested options at December 31, 2012	2,503,245	$1.51
Granted	557,750	$2.02
Vested	(1,381,973)	$1.26
Forfeited	(438,533)	$1.91
Unvested options at December 31, 2013	1,240,489	$1.87

The aggregate intrinsic value in the table above represents the total pre-tax intrinsic value that would have been received by the option holders had they all exercised their options on December 31, 2013, 2012, and 2011. This amount will change based on the fair market value of our stock. The total aggregate intrinsic value of options exercised under our stock option plans was $8.9 million, $2.4 million, and $608,000 for the years ended December 31, 2013, 2012, and 2011, respectively. The total fair value of options vested during 2013, 2012, and 2011 was $1.7 million, $2.8 million, and $1.1 million, respectively.

At December 31, 2013, there was $1.9 million of unrecognized compensation cost related to stock options which is expected to be recognized over a weighted average period of 2.5 years.

Employee Stock Purchase Plan

In the second quarter of 2011, to advance the interests of the Company and its stockholders by providing an incentive to attract, retain and reward eligible employees and by motivating such persons to contribute to the growth and profitability of the Company, the Company’s Board of Directors and stockholders approved a new Employee Stock Purchase Plan and reserved 1,000,000 shares of our common stock for issuance effective as of May 15, 2011. The ESPP continues in effect for ten (10) years from its effective date unless terminated earlier by the Company. The ESPP consists of six-month offering periods during which employees may enroll in the plan.  The purchase price on each purchase date shall not be less than eighty-five percent (85%) of the lesser of (a) the fair market value of a share of stock on the offering date of the offering period, or (b) the fair market value of a share of stock on the purchase date.

A total of 79,221 shares, 84,082 shares and 35,851 shares were issued under the ESPP during the years ended December 31, 2013, 2012 and 2011, respectively. As of December 31, 2013, approximately 801,000 shares remain available for grant under the ESPP.

Restricted Stock Units

The following table represents RSU activity for the years ended December 31, 2013 and 2012:

	Number of Shares	Weighted Average Grant-Date Fair Value per Share	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
Outstanding RSUs at December 31, 2011	—	$—
Awarded	98,363	$2.82
Released	—	$—
Forfeited	—	$—
Outstanding RSUs at December 31, 2012	98,363	$2.82	0.39	$410
Awarded	1,871,832	$5.02
Released	(108,363)	$2.98
Forfeited	(202,986)	$4.53
Outstanding RSUs at December 31, 2013	1,658,846	$5.09	1.57	$6,287

On August 5, 2013, pursuant to approval by the Company’s Compensation Committee, the Company issued 725,000 RSUs to its corporate employees. These RSUs vest annually in three equal tranches over three years.

On May 23, 2013, the Board of Directors of the Company approved, based on recommendations of the Compensation Committee, a grant of 48,851 RSUs to non-employee directors based on a fair market value of $4.70 per share which represents the closing price of the Company’s common stock on the Nasdaq on May 23, 2013.  These RSUs vest upon the first anniversary of the grant date.

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

On May 23, 2012, the Board of Directors of the Company approved, based on recommendations of the Compensation Committee, a grant of 98,363 RSUs to non-employee directors based on a fair market value of $2.82 per share which represents the closing price of the Company’s common stock on the Nasdaq on May 23, 2012.  These RSUs vest upon the first anniversary of the grant date.

At December 31, 2013, there was $5.9 million of unrecognized compensation cost related to RSUs which is expected to be recognized over a weighted average period of 2.5 years.

Stock Repurchase Program

On April 27, 2005, our Board of Directors authorized the repurchase of up to 2,000,000 outstanding shares of our common stock. As of December 31, 2013 the maximum number of shares remaining that can be repurchased under this program was 1,807,402. The Company does not intend to repurchase shares without a pre-approval from its Board of Directors.

Repurchase of Shares

On February 19, 2013, the Company entered into an agreement with Joshua Pickus, the Company’s President and Chief Executive Officer, pursuant to which Mr. Pickus sold directly to the Company on that day 1,000,000 shares of its common stock acquired by him in a same-day exercise of fully vested options which were due to expire at the end of their seven-year term on April 6, 2013.  Under the agreement, the purchase price per share was established as an amount equal to the lesser of (a) the closing price of the Company’s common stock in regular trading hours on the day of the sale as reported by Nasdaq less 5%, or (b) the thirty-day simple moving average price of the Company’s common stock on the day of the sale.  This formula produced a purchase price per share of $4.114, less the aggregate strike price due on exercise of the options underlying the repurchased shares of $2.32 per share, which then resulted in a net cash outlay by the Company to acquire the shares of approximately $1.8 million (or $1.794 per share). The agreement was approved by the independent members of the Company’s Board of Directors. The share repurchase amounted to $4.1 million and is classified under treasury stock within stockholders’ equity of the consolidated balance sheets.

Note 10. Income Taxes

The components of our gain (loss) before income taxes are as follows (in thousands):

	Year Ended December 31,
	2013	2012	2011
United States	$10,513	$(5,975)	$(18,455)
Foreign	608	630	457
Total	$11,121	$(5,345)	$(17,998)
Gain (loss) from discontinued operations, before income taxes	-	$18	$(90)
Gain (loss) from continuing operations, before income taxes	$11,121	$(5,327)	$(18,088)

The provision for income taxes from continuing operations consisted of the following (in thousands):

	Year Ended December 31,
Current:	2013	2012	2011
Federal	$0	$—	$—
State	132	54	99
Foreign	221	94	53
Total Current	$353	$148	$152
Deferred
Federal	$265	$265	$324
State	24	28	13
Foreign	130	(234)	(88)
Total provision for income taxes	$772	$208	$401

The provision for income taxes is comprised of estimates of current taxes due in domestic and foreign jurisdictions.

The reconciliation of the Federal statutory income tax rate to our effective income tax rate is as follows (in thousands):

	Year Ended December 31,
	2013	2012	2011
Provision at Federal statutory rate	$3,900	$(1,865)	$(6,330)
State taxes	156	82	111
Permanent differences/other	520	375	416
Stock-based compensation	1,113	178	568
Federal valuation allowance (used) provided	(4,917)	1,438	5,636
Provision for income taxes	$772	$208	$401

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.   Significant components of our deferred tax assets and liabilities are as follows (in thousands):

	December 31,
	2013	2012
Deferred Tax Assets
Fixed assets	$187	$279
Deferred revenue	14	196
Accruals and reserves	498	303
Stock options	3,570	5,475
Net operating loss carryforwards	43,562	47,713
Federal and state credits	3,169	3,099
Foreign credits	197	320
Intangible assets	986	701
Gross deferred tax assets	52,183	58,086
Valuation allowance	(51,726)	(57,455)
Total deferred tax assets	457	631
Deferred Tax Liabilities:
Intangible assets	(1,016)	(742)
Total deferred tax liability	(1,016)	(742)
Net deferred tax liabilities	$(559)	$(111)

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

Based on management’s review of both positive and negative evidence, which includes the historical operating performance of our Canadian subsidiary, the Company has concluded that it is more likely than not that the Company will be able to realize a portion of the Company’s Canadian deferred tax assets.  Therefore, the Company has a partial valuation allowance on Canadian deferred tax assets.  There is no valuation allowance against the Company’s Indian deferred tax assets.  The Company reassesses the need for its valuation allowance on a quarterly basis.

Based on management’s review discussed above, the realization of deferred tax assets is dependent on improvements over present levels of consolidated pre-tax income.  Until the Company is consistently profitability in the U.S., it will not realize its deferred tax assets.  Deferred income taxes have not been provided on the cumulative undistributed earnings of foreign subsidiaries. The amount of such earnings at December 31, 2013 was $749,000. These earnings have been permanently reinvested and the Company does not plan to initiate any action that would precipitate the payment of income tax thereon. It is not practicable to estimate the amount of additional tax that might be payable on undistributed foreign earnings.

The net valuation allowance decreased by approximately $5.7 million during 2013, and increased $776,000 and $5.6 million during the years ended December 31, 2012, and 2011, respectively.  As of December 31, 2013, $4.8 million of the valuation allowance against federal and state net operating loss carryfowards  relates to  the tax benefit of stock option exercises prior to 2006 that, when realized, will be recorded as a credit to additional paid in capital rather than as a reduction of the provision for income taxes. As of December 31, 2013, the Company had Federal and state net operating loss carryforwards of approximately $119.5 million and $75.9 million, respectively. The Federal net operating loss and credit carryforwards will expire at various dates beginning in 2020 through 2033, if not utilized. The state net operating loss carryforwards will expire at various dates beginning in 2015 through 2032, if not utilized. The net operating losses include $23.0 million relating to the tax benefit of stock option exercises that, when realized, will be recorded as a credit to additional paid in capital rather than as a reduction of the provision for income taxes.

The Company also had Federal and state research and development credit carryforwards of approximately $2.8 million and $2.4 million, respectively. The federal credits expire in varying amounts between 2020 and 2031. The state research and development credit carryforwards do not have an expiration date.

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

A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows (in thousands):

	Year Ended December 31,
	2013	2012	2011
Balance at beginning of year	$3,637	$3,210	$3,776
Increase related to prior year tax positions	98	507	—
Decrease related to prior year tax positions	(1,349)	—	(494)
Increase related to current year tax positions	162	18	55
Settlements with tax authorities	0	—	—
Decrease related to lapse of statute of limitations	(46)	(98)	(127)
Balance at end of year	$2,502	$3,637	$3,210

The Company’s total amounts of unrecognized tax benefits that, if recognized, that would affect its tax rate are $0.5 million and $0.5 million as of December 31, 2013 and 2012, respectively.

The Company’s policy is to include interest and penalties related to unrecognized tax benefits within its provision for (benefit from) income taxes. The Company had $111,000 accrued for payment of interest and penalties related to unrecognized tax benefit as of December 31, 2013. The Company had $80,000 and $91,000 accrued for payment of interest and penalties related to unrecognized tax benefit as of December 31, 2012 and 2011, respectively.  The Company recognized $56,000 of interest and penalties related to unrecognized tax benefits during the year ended December 31, 2013.

As of December 31, 2013, the amount of recognized tax benefit where it is reasonably possible that a significant change may occur in the next 12 months is approximately $25,000. The change would result from expiration of a statute of limitations in a foreign jurisdiction.

The Company files federal, state and foreign income tax returns in jurisdictions with varying statutes of limitations. Due to its net operating loss carryforwards, the Company’s income tax returns generally remain subject to examination by federal and most state authorities. In our foreign jurisdictions, the 2007 through 2012 tax years remain subject to examination by their respective tax authorities.

Tax contingencies

We are required to make periodic filings in the jurisdictions where we are deemed to have a presence for tax purposes. We have undergone audits in the past and have paid assessments arising from these audits. Our India entity was issued notices of income tax assessment pertaining to the 2004-2009 fiscal years.  The notices claimed that the transfer price used in our inter-company agreements resulted in understated income in our Indian entity.  We believe our current transfer pricing position is more likely than not to be sustained.

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

Note 11. Quarterly Financial Information (Unaudited)

Selected quarterly financial information for 2013 and 2012 is as follows:

	Fiscal Year 2013 Quarter Ended
	Mar. 31, 2013	Jun. 30, 2013	Sept. 30, 2013	Dec. 31, 2013
	(in thousands, except per share data)
Statements of Operations Data:
Revenue:
Services	$16,446	$16,128	$19,305	$21,973
Software and other	3,756	3,997	4,054	2,504
Total revenue	20,202	20,125	23,359	24,477
Cost of revenue:
Cost of services	9,310	8,838	11,046	14,014
Cost of software and other	307	271	294	300
Total cost of revenue	9,617	9,109	11,340	14,314
Gross profit	10,585	11,016	12,019	10,163
Operating expenses:
Research and development	1,588	1,281	1,456	1,410
Sales and marketing	3,936	4,376	4,120	2,167
General and administrative	2,763	2,353	3,077	3,183
Amortization of intangible assets and other	335	335	335	316
Total operating expenses	8,622	8,345	8,988	7,076
Income from operations	1,963	2,671	3,031	3,087
Interest income and other, net	73	107	127	62
Income from continuing operations, before income taxes	2,036	2,778	3,158	3,149
Income tax provision	149	176	121	326
Income from continuing operations, after income taxes	1,887	2,602	3,037	2,823
Income (loss) from discontinued operations, after income taxes	(5)	(6)	(5)	50
Net income	$1,882	$2,596	$3,032	$2,873
Basic earnings per share:
Income from continuing operations, after income taxes	$0.04	$0.05	$0.06	$0.05
Income (loss) from discontinued operations, after income taxes	(0.00)	(0.00)	(0.00)	0.00
Basic net earnings per share	$0.04	$0.05	$0.06	$0.05
Diluted earnings per share:
Income from continuing operations, after income taxes	$0.04	$0.05	$0.06	$0.05
Income (loss) from discontinued operations, after income taxes	(0.00)	(0.00)	(0.00)	0.00
Diluted net earnings per share	$0.04	$0.05	$0.06	$0.05

	Fiscal Year 2012 Quarter Ended
	Mar. 31, 2012	Jun. 30, 2012	Sept. 30, 2012	Dec. 31, 2012
	(in thousands, except per share data)
Statements of Operations Data:
Revenue:
Services	$13,765	$13,744	$14,769	$15,344
Software and other	3,823	3,569	3,407	3,533
Total revenue	17,588	17,313	18,176	18,877
Cost of revenue:
Cost of services	10,291	9,591	8,815	8,648
Cost of software and other	470	361	312	278
Total cost of revenue	10,761	9,952	9,127	8,926
Gross profit	6,827	7,361	9,049	9,951
Operating expenses:
Research and development	1,770	1,708	1,643	1,652
Sales and marketing	6,130	4,989	3,789	3,377
General and administrative	2,914	2,850	2,897	3,572
Amortization of intangible assets and other	367	391	397	368
Total operating expenses	11,181	9,938	8,726	8,969
Income (loss) from operations	(4,354)	(2,577)	323	982
Interest income and other, net	75	59	93	71
Income (loss) from continuing operations, before income taxes	(4,279)	(2,518)	416	1,053
Income tax provision (benefit)	118	116	118	(145)
Income (loss) from continuing operations, after income taxes	(4,397)	(2,634)	298	1,198
Income (loss) from discontinued operations, after income taxes	24	(7)	(7)	101
Net income (loss)	$(4,373)	$(2,641)	$291	$1,299
Basic and diluted earnings (loss) per share:
Income (loss) from continuing operations, after income taxes	$(0.09)	$(0.05)	$0.01	$0.02
Income (loss) from discontinued operations, after income taxes	0.00	(0.00)	(0.00)	0.00
Basic net earnings (loss) per share	(0.09)	(0.05)	0.01	0.03
Diluted net earnings (loss) per share	$(0.09)	$(0.05)	$0.01	$0.02

Note 12.  Subsequent Events

On February 11, 2014, Joshua Pickus, the Company’s President and Chief Executive Officer submitted his written resignation effective April 1, 2014. Also effective April 1, 2014, Mr. Pickus will resign as a member of the Company’s Board of Directors. In connection with Mr. Pickus’ resignation the Compensation Committee of the Board of Directors, considering all relevant factors and the best interest of the Company's stockholders, approved the extension of the post-termination exercise period for the vested portions of each of Mr. Pickus’ outstanding stock option grants from 90 days following termination to December 31, 2014, in order to permit the orderly exercise and disposition of shares under his vested grants prior to their expiration. No other terms of the stock options were modified.  As part of the modification of the stock options, the Company will record an incremental stock-based compensation expense of approximately $193,000 in the first quarter of 2014.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES.

None.

ITEM 9A.	CONTROLS AND PROCEDURES.

Disclosure controls and procedures.

We maintain “disclosure controls and procedures,” as such term is defined in Rule 13a-15(e) under the Exchange Act, that are designed to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act are recorded, processed, summarized, and reported within the time periods specified in Securities and Exchange Commission rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating our disclosure controls and procedures, management recognized that disclosure controls and procedures, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the disclosure controls and procedures are met. Our disclosure controls and procedures have been designed to meet reasonable assurance standards. Additionally, in designing disclosure controls and procedures, our management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible disclosure controls and procedures. The design of any disclosure controls and procedures also is based in part on certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Based on an evaluation of the effectiveness of disclosure controls and procedures, our CEO and CFO have concluded that as of the end of the period covered by this Form 10-K our disclosure controls and procedures as defined under Exchange Act Rules 13a-15(e) and 15d-15(e) were effective to provide reasonable assurance that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified by the Securities and Exchange Commission and is accumulated and communicated to management, including the CEO and CFO, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting during the fourth quarter of 2013 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Under the supervision and with the participation of our management, including our CEO and CFO, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (1992 framework). As part of this evaluation, management established an internal control project team, engaged outside consultants and adopted a project work plan to document and assess the adequacy of our internal control over financial reporting, address any control deficiencies that were identified, and to validate through testing that the controls are functioning as documented. Based on the results of this evaluation, our management has concluded that our internal control over financial reporting was effective as of December 31, 2013 to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external reporting purposes in accordance with generally accepted accounting principles. We reviewed the results of management’s assessment with the Audit Committee of Support.com’s Board of Directors.

The effectiveness of our internal control over financial report as of December 31, 2013 has been audited by Ernst & Young LLP, an independent registered public accounting firm, as stated in their report, which is included herein.

/s/ JOSHUA PICKUS
Joshua Pickus Chief Executive Officer and President

/s/ ROOP LAKKARAJU
Roop Lakkaraju
Executive Vice President, Chief Financial Officer and Chief Operating Officer

Report of Independent Registered Public Accounting Firm
on Internal Control over Financial Reporting

The Board of Directors and Stockholders of
Support.com, Inc.

We have audited Support.com, Inc.’s internal control over financial reporting as of December 31, 2013, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (1992 framework) (the COSO criteria). Support.com, Inc.’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Report of Management on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

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

In our opinion, Support.com, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2013, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Support.com, Inc. as of December 31, 2013 and 2012, and the related consolidated statements of operations, comprehensive loss, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2013, and our report dated March 7, 2014, expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

San Francisco, California
March 7, 2014

ITEM 9B.	OTHER INFORMATION.

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

The information required by Item 10 of Form 10-K with respect to Item 401 of Regulation S-K regarding our directors is incorporated herein by reference from the information contained in the section entitled “Directors and Nominees” in our definitive Proxy Statement for the 2014 Annual Meeting of Stockholders (the “Proxy Statement”), a copy of which will be filed with the Securities and Exchange Commission.

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

Securities Authorized for Issuance Under Equity Compensation Plans

Equity Compensation Plan Information
As of December 31, 2013

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants, and rights (a)	Weighted-average exercise price of outstanding options, warrants, and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a) (c)
Equity Compensation Plans approved by security holders(1)	5,800,748	$3.55	2,220,451
Equity Compensation Plans not approved by security holders(2)	—	—	—
Total	5,800,748	$3.55	2,220,451	(3)

(1)	This is the amended and restated 2010 Equity and Performance Incentive Plan. Stock options, restricted stock, restricted stock units or stock appreciation rights may be awarded under the 2000 Omnibus Equity Incentive Plan.

(2)	None.

(3)	The number of shares reserved for issuance under the amended and restated 2010 Equity and Performance Incentive Plan is subject to increase as follows:

The number of shares of Common Stock that may be issued will not exceed in the aggregate 5,000,000 shares of Common Stock plus the number of shares of Common Stock relating to the prior awards under the 2000 Omnibus Equity Incentive Plan that expire, are forfeited or cancelled after the adoption of the amended and restated 2010 Equity and Performance Incentive Plan.

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

10.17	Amendment Number 2 to the Amended and Restated Support Services Agreement between Comcast and Support.com, effective as of January 1, 2013 (1)
10.18	Agreement Regarding Sale and Purchase of Shares between Support.com and Joshua Pickus, effective as of February 19, 2013.
10.19	Master Services Agreement Call Handling Services between Comcast and Support.com, effective as of October 1, 2013 (1)
10.20	Statement of Work Number 1 to Master Services Agreement Call Handling Services between Comcast and Support.com, effective as of October 1, 2013 (1)
10.21	Amendment Number 1 to Statement of Work Number 1 to Master Services Agreement Call Handling Services between Comcast and Support.com, effective as of December 31, 2013
10.22	Statement of Work Number 2 to Master Services Agreement Call Handling Services between Comcast and Support.com, effective as of December 31, 2013 (1)
10.23	Termination Letter Agreement between Comcast and Support.com, effective as of December 31, 2013(1)
10.24	Change Management Form Number 1 under Statement of Work Number 1 to Master Services Agreement Call Handling Services between Comcast and Support.com, effective as of December 22, 2013 (1)
10.25*	Form of Stock Option Grant Notification for Officers and Employees.
21.1	Subsidiaries of Support.com, Inc.
23.1	Consent of Independent Registered Public Accounting Firm
24.1	Power of Attorney (see the signature page of this Form 10-K)
31.1	Chief Executive Officer Section 302 Certification.
31.2	Chief Financial Officer Section 302 Certification.
32.1	Statement of the Chief Executive Officer under 18 U.S.C. § 1350(2)
32.2	Statement of the Chief Financial Officer under 18 U.S.C. § 1350(2)

*	Denotes an executive or director compensation plan or arrangement.

(1)	Confidential treatment has been requested for portions of this exhibit.

(2)	The material contained in Exhibit 32.1 and 32.2 shall not be deemed “filed” with the SEC and is not to be incorporated by reference into any filing of the Company under the Securities Act of 1933 or the Securities Exchange Act of 1934, whether made before or after the date hereof irrespective of any general incorporation language contained in such filing, except to the extent that the registrant specifically incorporates it by reference.

(c)	Financial Statement Schedules.

No schedules have been filed because the information required to be set forth therein is not applicable or is shown in the financial statements or related notes included as part of this report.

SIGNATURES

Pursuant to the requirements of the Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on this 7th day of March, 2014.

SUPPORT.COM, INC.

By:	/s/ JOSHUA PICKUS
Joshua Pickus Chief Executive Officer and President

POWER OF ATTORNEY

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Joshua Pickus and Roop Lakkaraju, and each of them individually, as his or her attorney-in-fact, each with full power of substitution, for him or her in any and all capacities, to sign any and all amendments to this Report on Form 10-K, and to file the same, with exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, hereby ratifying and confirming all that said attorney-in-fact, or his or her substitute, may do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated:

Signature	Title	Date

/s/ JOSHUA PICKUS	Chief Executive Officer and President	March 7, 2014
Joshua Pickus	(Principal Executive Officer)

/s/ ROOP LAKKARAJU	Executive Vice President, Chief Financial Officer and Chief Operating Officer	March 7, 2014
Roop Lakkaraju	(Principal Financial and Accounting Officer)

/s/ JIM STEPHENS	Chairman of the Board of Directors	March 7, 2014
Jim Stephens

/s/ SHAWN FARSHCHI	Director	March 7, 2014
Shawn Farshchi

/s/ MARK FRIES	Director	March 7, 2014
Mark Fries

/s/ J. MARTIN O’MALLEY	Director	March 7, 2014
J. Martin O’Malley

/s/ TONI J. PORTMANN	Director	March 7, 2014
Toni J. Portmann

EXHIBIT INDEX

Exhibit	Description of Document
3.1	Restated Certificate of Incorporation, as amended (incorporated by reference to Exhibit 3.1 of Support.com’s annual report on Form 10-K for the year ended December 31, 2001).
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

10.17	Amendment Number 2 to the Amended and Restated Support Services Agreement between Comcast and Support.com, effective as of January 1, 2013 (1)
10.18	Agreement Regarding Sale and Purchase of Shares between Support.com and Joshua Pickus, effective as of February 19, 2013.
10.19	Master Services Agreement Call Handling Services between Comcast and Support.com, effective as of October 1, 2013 (1)
10.20	Statement of Work Number 1 to Master Services Agreement Call Handling Services between Comcast and Support.com, effective as of October 1, 2013 (1)
10.21	Amendment Number 1 to Statement of Work Number 1 to Master Services Agreement Call Handling Services between Comcast and Support.com, effective as of December 31, 2013
10.22	Statement of Work Number 2 to Master Services Agreement Call Handling Services between Comcast and Support.com, effective as of December 31, 2013 (1)
10.23	Termination Letter Agreement between Comcast and Support.com, effective as of December 31, 2013(1)
10.24	Change Management Form Number 1 under Statement of Work Number 1 to Master Services Agreement Call Handling Services between Comcast and Support.com, effective as of December 22, 2013 (1)
10.25*	Form of Stock Option Grant Notification for Officers and Employees.
21.1	Subsidiaries of Support.com, Inc.
23.1	Consent of Independent Registered Public Accounting Firm
24.1	Power of Attorney (see the signature page of this Form 10-K)
31.1	Chief Executive Officer Section 302 Certification.
31.2	Chief Financial Officer Section 302 Certification.
32.1	Statement of the Chief Executive Officer under 18 U.S.C. § 1350(2)
32.2	Statement of the Chief Financial Officer under 18 U.S.C. § 1350(2)

*	Denotes an executive or director compensation plan or arrangement.

(1)	Confidential treatment has been requested for portions of this exhibit.

(2)	The material contained in Exhibit 32.1 and 32.2 shall not be deemed “filed” with the SEC and is not to be incorporated by reference into any filing of the Company under the Securities Act of 1933 or the Securities Exchange Act of 1934, whether made before or after the date hereof irrespective of any general incorporation language contained in such filing, except to the extent that the registrant specifically incorporates it by reference.

(c)	Financial Statement Schedules.

No schedules have been filed because the information required to be set forth therein is not applicable or is shown in the financial statements or related notes included as part of this report.