Form 10-Q
period 2014-03-31
Support.com, Inc.
filed 2014-05-08
CIK 1104855

UNITED STATES
 SECURITIES AND EXCHANGE COMMISSION
 Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒                      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
                         For the Quarterly Period Ended March 31, 2014

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

On April 30, 2014, 53,742,512 shares of the Registrant’s Common Stock, $0.0001 par value, were outstanding.

SUPPORT.COM, INC.

FORM 10-Q

QUARTERLY PERIOD ENDED MARCH 31, 2014

Index
PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS (UNAUDITED)

 SUPPORT.COM, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands except share and per share data)

	March 31, 2014	December 31, 2013
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$31,609	$28,390
Short-term investments	43,940	43,967
Accounts receivable, net	12,015	13,993
Prepaid expenses and other current assets	1,303	1,322
Total current assets	88,867	87,672
Property and equipment, net	423	461
Goodwill	14,240	14,240
Intangible assets, net	3,181	3,454
Other assets	1,114	1,072

Total assets	$107,825	$106,899

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,097	$860
Accrued compensation	3,233	2,157
Other accrued liabilities	2,961	3,359
Short-term deferred revenue	2,985	3,323
Total current liabilities	10,276	9,699
Long-term deferred revenue	64	50
Other long-term liabilities	1,813	1,754
Total liabilities	12,153	11,503
Commitments and contingencies (Note 4)
Stockholders’ equity:
Common stock; par value $0.0001, 150,000,000 shares authorized; 54,651,443 issued and 53,458,845 outstanding at March 31, 2014; 54,474,594 issued and 53,281,996 outstanding at December 31, 2013	5	5

Additional paid-in capital	258,972	258,291
Treasury stock	(5,036)	(5,036)
Accumulated other comprehensive loss	(1,797)	(1,874)
Accumulated deficit	(156,472)	(155,990)
Total stockholders’ equity	95,672	95,396

Total liabilities and stockholders’ equity	$107,825	$106,899

See accompanying notes.

Index
SUPPORT.COM, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share amounts)
(Unaudited)

	Three Months Ended March 31,
	2014	2013
Revenue:
Services	$16,726	$16,446
Software and other	1,887	3,756
Total revenue	18,613	20,202
Cost of revenue:
Cost of services	12,962	9,310
Cost of software and other	239	307
Total cost of revenue	13,201	9,617
Gross profit	5,412	10,585
Operating expenses:
Research and development	1,354	1,588
Sales and marketing	1,551	3,936
General and administrative	2,663	2,763
Amortization of intangible assets and other	273	335
Total operating expenses	5,841	8,622
Income (loss) from operations	(429)	1,963
Interest income and other, net	78	73
Income (loss) from continuing operations, before income taxes	(351)	2,036
Income tax provision	125	149
Income (loss) from continuing operations, after income taxes	(476)	1,887
Income (loss) from discontinued operations, after income taxes	(6)	(5)
Net income (loss)	$(482)	$1,882

Basic and diluted earnings per share:
Income (loss) from continuing operations	$(0.01)	$0.04
Income (loss) from discontinued operations	(0.00)	(0.00)
Basic and diluted net income (loss) per share	$(0.01)	$0.04
Shares used in computing basic net income (loss) per share	53,313	50,085
Shares used in computing diluted net income (loss) per share	53,313	52,141

 See accompanying notes.

Index
SUPPORT.COM, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(in thousands)
(Unaudited)

	Three Months Ended March 31,
	2014	2013

Net income (loss)	$(482)	$1,882

Other comprehensive income (loss):
Change in foreign currency translation adjustment	69	13
Change in net unrealized gain (loss) on investments	8	(14)
Other comprehensive income (loss)	77	(1)

Comprehensive income (loss)	$(405)	$1,881

See accompanying notes.

Index
SUPPORT.COM, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)
(Unaudited)

	Three Months Ended March 31,
	2014	2013
Operating Activities:
Net income (loss)	$(482)	$1,882
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation	72	97
Amortization of premiums and discounts on investments	239	156
Amortization of purchased technology	—	21
Amortization of intangible assets and other	273	335
Stock-based compensation	622	796
Changes in assets and liabilities:
Accounts receivable, net	1,978	(469)
Prepaid expenses and other current assets	21	(388)
Other long-term assets	(28)	36
Accounts payable	237	621
Accrued compensation	1,078	744
Other accrued liabilities	(395)	815
Other long-term liabilities	84	74
Deferred revenue	(338)	(368)
Net cash provided by operating activities	3,361	4,352

Investing Activities:
Purchases of property and equipment	(34)	(38)
Purchases of investments	(15,312)	(10,874)
Maturities of investments	15,108	6,481
Net cash used in investing activities	(238)	(4,431)

Financing Activities:
Proceeds from issuances of common stock	59	3,094
Repurchase of common stock	—	(4,114)
Net cash provided by (used in) financing activities	59	(1,020)
Effect of exchange rate changes on cash and cash equivalents	37	—
Net increase (decrease) in cash and cash equivalents	3,219	(1,099)
Cash and cash equivalents at beginning of period	28,390	30,852
Cash and cash equivalents at end of period	$31,609	$29,753

Supplemental schedule of cash flow information:
Income taxes paid	$60	$17

See accompanying notes.

Index
SUPPORT.COM, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 1. Significant Accounting Policies

Basis of Presentation

The accompanying unaudited interim condensed consolidated financial statements include the accounts of Support.com, Inc. (the “Company”, “Support.com”, “We” or “Our”) and its wholly owned subsidiaries. All intercompany balances and transactions have been eliminated. The condensed consolidated balance sheet as of March 31, 2014 and the consolidated statements of operations and comprehensive income (loss) for the three months ended March 31, 2014 and 2013 and the consolidated statements of cash flows for the three months ended March 31, 2014 and 2013 are unaudited. In the opinion of management, these unaudited interim condensed consolidated financial statements reflect all adjustments (consisting of normal recurring adjustments) that are necessary for a fair presentation of the results for, and as of, the periods shown. The results of operations for such periods are not necessarily indicative of the results expected for the full fiscal year or for any future period. The condensed consolidated balance sheet information as of December 31, 2013 is derived from audited financial statements as of that date. These financial statements have been prepared based upon Securities and Exchange Commission (“SEC”) rules that permit reduced disclosure for interim periods. For a more complete discussion of significant accounting policies and certain other information, these unaudited interim condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2013, filed with the SEC on March 7, 2014.

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

Index
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

In certain cases, we are paid for services that are sold but not yet delivered. We initially record such balances as deferred revenue, and recognize revenue when the service has been provided or, on the non-subscription portion of these balances, when the likelihood of the service being redeemed by the customer is remote (“services breakage”). Based on our historical redemption patterns for these relationships, we believe that the likelihood of a service being delivered more than 90 days after sale is remote.  We therefore recognize non-subscription deferred revenue balances older than 90 days as services revenue. For the three months ended March 31, 2014 and 2013, services breakage revenue was approximately 3% and 1% of our total revenue, respectively.

Partners are generally invoiced monthly. Fees from customers via referral programs and direct transactions are generally paid with a credit card at the time of sale. Revenue is recognized net of any applicable sales tax.

Services revenue also includes fees from implementation services of our Nexus Service Platform (“Nexus Platform”). Currently, revenues from implementation services are recognized ratably over the term of the arrangement once the Nexus Platform services are made available to customers. We generally charge for these services on a time and material basis.

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

Index
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

Software and other revenue also includes fees from licensing our Nexus Platform.  In such arrangements, customers receive a right to use our platform in their own technology support organizations. We license the Nexus Platform using a software-as-a-service (“SaaS”) model under which customers cannot take possession of the technology and pay us on a per-user per-month basis during the term of the arrangement. For the three months ended March 31, 2014 and 2013, revenue from licensing of our Nexus Platform was approximately 2% and 1%, respectively, of our total revenue.

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

Our cash equivalents and short-term investments are classified as available-for-sale, and are reported at fair value with unrealized gains/losses included in accumulated other comprehensive loss within stockholders’ equity on the condensed consolidated balance sheets. We view our available-for-sale portfolio as available for use in our current operations, and therefore we present our marketable securities as short-term assets.

We monitor our investments for impairment on a quarterly basis and determine whether a decline in fair value is other-than-temporary by considering factors such as current economic and market conditions, the credit rating of the security’s issuer, the length of time an investment’s fair value has been below our carrying value, the Company’s intent to sell the security and the Company’s belief that it will not be required to sell the security before the recovery of its amortized cost. If an investment’s decline in fair value is deemed to be other-than-temporary, we reduce its carrying value to its estimated fair value, as determined based on quoted market prices or liquidation values. Declines in value judged to be other-than-temporary, if any, are recorded in operations as incurred. At March 31, 2014, we evaluated our unrealized gains/losses on available-for-sale securities and determined them to be temporary. We currently do not intend to sell securities with unrealized losses and we concluded that we will not be required to sell these securities before the recovery of their amortized cost basis.  At March 31, 2014 and December 31, 2013, the fair value of cash, cash equivalents and investments was $75.5 million and $72.4 million, respectively.

The following is a summary of cash, cash equivalents and investments at March 31, 2014 and December 31, 2013 (in thousands):

As of March 31, 2014	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Cash	$18,527	$-	$-	$18,527
Money market funds	12,362	-	-	12,362
Certificates of deposits	4,080	-	(2)	4,078
Commercial paper	11,297	-	(2)	11,295
Corporate notes and bonds	29,291	7	(11)	29,287
	$75,557	$7	$(15)	$75,549

Classified as:

Cash and cash equivalents	$31,609	$-	$-	$31,609
Short-term investments	43,948	7	(15)	43,940
	$75,557	$7	$(15)	$75,549

Index
As of December 31, 2013	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Cash	$15,660	$—	$—	$15,660
Money market funds	11,771	—	—	11,771
Certificates of deposits	4,258	—	(2)	4,256
Commercial paper	7,298	—	—	7,298
Corporate notes and bonds	33,386	8	(22)	33,372
	$72,373	$8	$(24)	$72,357

Classified as:

Cash and cash equivalents	$28,390	$—	$—	$28,390
Short-term investments	43,983	8	(24)	43,967
	$72,373	$8	$(24)	$72,357

The following table summarizes the estimated fair value of our available-for-sale securities classified by the stated maturity date of the security (in thousands):

	March 31, 2014	December 31, 2013
Due within one year	$41,564	$34,916
Due within two years	2,376	9,051
	$43,940	$43,967

Fair Value Measurements

Accounting Standard Codification (“ASC”) 820, Fair Value Measurements and Disclosures, defines fair value, establishes a framework for measuring fair value under generally accepted accounting principles and enhances disclosures about fair value measurements. Fair value is defined under ASC 820 as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. Valuation techniques used to measure fair value ASC 820 must maximize the use of observable inputs and minimize the use of unobservable inputs. The standard describes a fair value hierarchy based on three levels of inputs, of which the first two are considered observable and the last unobservable, that may be used to measure fair value, which are the following:

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

Index
In accordance with ASC 820, the following table represents our fair value hierarchy for our financial assets (cash equivalents and investments) measured at fair value on a recurring basis as of March 31, 2014 and December 31, 2013 (in thousands):

As of March 31, 2014	Level 1	Level 2	Level 3	Total
Money market funds	$12,362	$—	$—	$12,362
Certificates of deposits	—	4,078	—	4,078
Commercial paper	—	11,295	—	11,295
Corporate notes and bonds	—	29,287	—	29,287
Municipal securities	—		—
U.S. government agency securities	—		—
Total	$12,362	$44,660	$—	$57,022

As of December 31, 2013	Level 1	Level 2	Level 3	Total
Money market funds	$11,771	$—	$—	$11,771
Certificates of deposits	4,256	—	—	4,256
Commercial paper	—	7,298	—	7,298
Corporate notes and bonds	—	33,372	—	33,372
Total	$16,027	$40,670	$—	$56,697

For marketable securities, measured at fair value using Level 2 inputs, we review trading activity and pricing for these investments as of the measurement date. When sufficient quoted pricing for identical securities is not available, we use market pricing and other observable market inputs for similar securities obtained from various third-party data providers. These inputs either represent quoted prices for similar assets in active markets or have been derived from observable market data.  We transferred our investments in certificates of deposits from Level 1 to Level 2 during the three months ended March 31, 2014 as a result of a decrease in availability and reliability of the observable inputs utilized in the respective instruments' fair value measurement. Our policy is that the end of our quarterly reporting period determines when transfers of financial instruments between levels are recognized.

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

For the three months ended March 31, 2014, Comcast (57%) and the combined Office Depot and OfficeMax organization (20%) accounted for 10% or more of our total revenue.  For the three months ended March 31, 2013, Comcast (44%) and OfficeMax (12%) accounted for 10% or more of our total revenue.  There were no other customers that accounted for 10% or more of total revenue for the three months ended March 31, 2014 and 2013.

The credit risk in our trade accounts receivable is substantially mitigated by our evaluation of the customers’ financial conditions at the time we enter into business and reasonably short payment terms.  As of March 31, 2014, Comcast (66%) and the combined Office Depot and OfficeMax organization (17%) accounted for 10% or more of our total accounts receivable. As of December 31, 2013, Comcast (78%) and the combined Office Depot and OfficeMax organization (12%) accounted for 10% or more of our total accounts receivable. There were no other customers that accounted for 10% or more of our total accounts receivable as of March 31, 2014 and December 31, 2013.

Index
Trade Accounts Receivable and Allowance for Doubtful Accounts

Trade accounts receivable are recorded at the invoiced amount. We perform evaluations of our customers’ financial condition and generally do not require collateral. We make judgments as to our ability to collect outstanding receivables and provide allowances for a portion of receivables when collection becomes doubtful.  Reserves are made based on a specific review of all significant outstanding invoices. For those invoices not specifically provided for, reserves are recorded at differing rates, based on the age of the receivable. In determining these rates, we analyze our historical collection experience and current payment trends. The determination of past-due accounts is based on contractual terms. At March 31, 2014 and December 31, 2013, we had an allowance for doubtful accounts of $3,000 and zero, respectively.

Accumulated Other Comprehensive Loss

The components of accumulated other comprehensive loss relate entirely to accumulated foreign currency translation losses associated with our foreign subsidiaries and unrealized gains (losses) on investments. Accumulated currency translation losses were $1.8 million and $1.9 million as of March 31, 2014 and December 31, 2013, respectively, and accumulated unrealized losses on investments were $8,000 and $16,000 as of March 31, 2014 and December 31, 2013, respectively.

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

The fair value of our stock-based awards was estimated using the following weighted average assumptions for the three months ended March 31, 2014 and 2013:

	Stock Option Plan		Employee Stock Purchase Plan
	Three Months Ended March 31,
	2014(1)	2013	2014	2013
Risk-free interest rate	—	0.6%	0.1%	0.1%
Expected term (in years)	—	3.7	0.5	0.5
Volatility	—	56.5%	53.7%	53.6%
Expected dividend	—	0%	0%	0%
Weighted average grant-date fair value	—	$1.75	$1.34	$1.30

(1)	The Company did not grant stock options to employees or directors during the three months ended March 31, 2014.

We recorded the following stock-based compensation expense for the three months ended March 31, 2014 and 2013 (in thousands):

	Three Months Ended March 31,
	2014	2013
Stock-based compensation expense related to grants of:
Stock options	$336	$657
Employee Stock Purchase Plan (“ESPP”)	29	28
Restricted stock units (“RSUs”)	257	111
	$622	$796
Stock-based compensation expense recognized in:
Cost of service	$87	$92
Cost of software and other	3	3
Research and development	167	209
Sales and marketing	77	108
General and administrative	288	384
	$622	$796

Index
Earnings (Loss) Per Share

Basic earnings (loss) per share is computed using our net income (loss) and the weighted average number of common shares outstanding during the reporting period. Diluted earnings (loss) per share is computed using our net income (loss) and the weighted average number of common shares outstanding, including the effect of the potential issuance of common stock such as stock issuable pursuant to the exercise of stock options and vesting of RSUs using the treasury stock method when dilutive.  Since we reported a net loss for the three months ended March 31, 2014, 371,000 outstanding options and RSUs were excluded from the computation of diluted loss per share since their effect would have been anti-dilutive.  For the three months ended March 31, 2014 and 2013, we excluded 3.2 million and 2.6 million outstanding weighted average stock options and warrants, respectively, from the calculation of diluted earnings per common share because the exercise prices of these stock options were greater than or equal to the average market value of the common stock. These stock options could be included in the calculation in the future if the average market value of the common stock increases and is greater than the exercise price of these stock options.

The following table sets forth the computation of basic and diluted earnings (loss) per share (in thousands, except per share amounts):

	Three months ended March 31,
	2014	2013
Net income (loss)	$(482)	$1,882
Basic:
Weighted-average shares of common stock outstanding	53,313	50,085
Shares used in computing basic earnings (loss) per share	53,313	50,085
Basic earnings (loss) per share	$(0.01)	$0.04
Diluted:
Weighted-average shares of common stock outstanding	53,313	50,085
Add: Common equivalent shares outstanding	-	2,056
Shares used in computing diluted earnings (loss) per share	53,313	52,141
Diluted earnings (loss) per share	$(0.01)	$0.04

 Warranties and Indemnifications

We generally provide a refund period on sales, during which refunds may be granted to consumers under certain circumstances, including our inability to resolve certain support issues.  For our partnerships, the refund period varies by partner, but is generally between 5-14 days.  For referral programs and direct transactions, the refund period is generally 5 days.  For the majority of our end-user software products, we provide a 30-day money back guarantee. For all channels, we recognize revenue net of refunds and cancellations during the period.  Refunds and cancellations have not been material to date.

We generally agree to indemnify our customers against legal claims that our end-user software products infringe certain third-party intellectual property rights.  As of March 31, 2014, we have not been required to make any payment resulting from infringement claims asserted against our customers and have not recorded any related accruals.

Recent Accounting Pronouncements

In April 2014, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update No. 2014-08 (ASU 2014-08), Presentation of Financial Statements (Topic 205) and Property, Plant, and Equipment (Topic 360): Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity. ASU 2014-08 raises the threshold for a disposal to qualify as a discontinued operation and requires new disclosures of both discontinued operations and certain other disposals that do not meet the definition of a discontinued operation. It is effective for annual periods beginning on or after December 15, 2014. Early adoption is permitted but only for disposals.

Index
Note 2. Warrants

On October 25, 2010, we entered into a Support Services Agreement (the “Customer Agreement”) with Comcast Cable Communications Management, LLC (“Comcast”) under which Support.com provides technology support services to customers of Comcast in exchange for fees. In connection with the Customer Agreement, Support.com and Comcast entered into a Warrant Agreement, under which Support.com agreed to issue to Comcast warrants to purchase up to 975,000 shares of Support.com common stock in the future in the event that Comcast meets specified sales milestones under the Customer Agreement. Each warrant, if issued, will have an exercise price per share of $4.9498 and a term of three years from issuance. On September 27, 2011, the Company and Comcast amended the Warrant Agreement to extend the expiration date for the performance milestones while maintaining the previously agreed revenue thresholds. The warrants will be valued as they are earned, and the resulting value will be recorded as a charge against revenue in the period in which the performance milestone is met and the warrant is earned. During the third and fourth quarters of 2013, the performance milestones for the first and second tranche of warrants were met, respectively. Therefore, we issued to Comcast warrants to purchase a total of 490,000 shares of our common stock (warrants to purchase 166,000 shares were issued on September 30, 2013 and warrants to purchase 324,000 shares were issued on December 31, 2013) and recorded warrant-related charges of $777,000 against revenue for the year ended December 31, 2013. The value of the first and second tranche of warrants was estimated using the following weighted-average assumptions: risk-free interest rate of 0.74%, expected term of 3 years, volatility of 59.12% and expected dividend of 0%. As of March 31, 2014, the performance milestones for the final tranche (warrants to purchase 485,000 shares) have not been met. Further, the right to receive this final tranche expired on March 31, 2014 due to the termination of the Customer Agreement on such date.

Note 3. Income Taxes

We recorded an income tax provision of $125,000 and $149,000 for the three months ended March 31, 2014 and 2013, respectively.  The provision for income taxes is comprised of estimates of current taxes due in domestic and foreign jurisdictions.  This provision reflects tax expense associated with state income tax, foreign taxes, and tax expense related to the recording of a deferred tax liability that results from the amortization for income tax purposes of acquisition-related goodwill.

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

As of March 31, 2014, our deferred tax assets are fully offset by a valuation allowance except in those jurisdictions where it is determined that a valuation allowance is not required. ASC 740, Income Taxes, provides for the recognition of deferred tax assets if realization of such assets is more likely than not. Based upon the weight of available evidence, which includes historical operating performance, reported cumulative net losses since inception and difficulty in accurately forecasting our future results, we provided a full valuation allowance against our net U.S. deferred tax assets and a partial valuation allowance against our foreign deferred tax assets.  We reassess the need for our valuation allowance on a quarterly basis. If it is later determined that a portion or all of the valuation allowance is not required it generally will be a benefit to the income tax provision in the period such determination is made.

The Company does not anticipate a material change in the total amount or composition of its unrecognized tax benefits within 12 months of March 31, 2014.

Note 4. Commitments and Contingencies

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

Index
On April 3, 2014, LT Tech LLC filed a complaint against the Company in U.S. District Court for the Eastern District of Texas alleging infringement of United States Patent No. 6,177,932.  LT Tech LLC is believed to be a non-practicing entity (“NPE”) and has filed several patent infringement lawsuits against other companies in U.S. District Court for the Eastern District of Texas and elsewhere.  The Company has retained defense counsel and intends to defend against this claim.  At this time, the Company believes a loss is neither probable nor estimable and based on available information regarding this litigation, the Company is unable to determine an estimate, or a range of estimates, of potential losses.

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

Guarantees

We have identified guarantees in accordance with ASC 450, Contingencies. This guidance stipulates that an entity must recognize an initial liability for the fair value, or market value, of the obligation it assumes under the guarantee at the time it issues such a guarantee, and must disclose that information in its interim and annual financial statements. We have entered into various service level agreements with our partners, in which we may guarantee the maintenance of certain service level thresholds. Under some circumstances, if we do not meet these thresholds, we may be liable for certain financial costs. We evaluate costs for such guarantees under the provisions of ASC 450. We consider such factors as the degree of probability that we would be required to satisfy the liability associated with the guarantee and the ability to make a reasonable estimate of the resulting cost. During the three months ended March 31, 2014, we incurred immaterial costs as a result of such obligations. We have not accrued any liabilities related to such obligations in the condensed consolidated financial statements as of March 31, 2014 and December 31, 2013.

Note 5.  Intangible Assets

Amortization of intangible assets and other for the three months ended March 31, 2014 and 2013 were $273,000 and $335,000, respectively.

The following table summarizes the components of intangible assets (in thousands):

	Non-compete	Partner Relationships	Customer Base	Technology Rights	Tradenames	Indefinite Life Intangibles	Total
As of March 31, 2014
Gross carrying value	$593	$145	$641	$5,330	$760	$250	$7,719
Accumulated amortization	(490)	(145)	(384)	(2,912)	(607)	—	(4,538)
Net carrying value	$103	$—	$257	$2,418	$153	$250	$3,181
As of December 31, 2013
Gross carrying value	$593	$145	$641	$5,330	$760	$250	$7,719
Accumulated amortization	(477)	(145)	(361)	(2,689)	(593)	—	(4,265)
Net carrying value	$116	$—	$280	$2,641	$167	$250	$3,454

In December 2006, we acquired the use of a toll-free telephone number for cash consideration of $250,000.  This asset has an indefinite useful life.

The estimated future amortization expense of intangible assets, with the exception of the indefinite-life intangible assets as of March 31, 2014 is as follows (in thousands):

Fiscal Year	Amount
2014 (April-December)	$818
2015	1,069
2016	1,028
2017	16
Total	$2,931

Weighted average remaining useful life	2.72 years

Index
Note 6. Other Accrued Liabilities

Other accrued liabilities consist of the following (in thousands):

	March 31, 2014	December 31, 2013
Accrued expenses	$2,332	$2,135
Customer deposits	370	481
Restructuring expenses	-	431
Other accrued liabilities	259	312
Total other accrued liabilities	$2,961	$3,359

Note 7. Stockholder’s Equity

Stock Options

The following table represents the stock option activity for the three months ended March 31, 2014:

	Number of Shares	Weighted Average Exercise Price per Share	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
Outstanding options at December 31, 2013	5,382,391	$3.55	3.66	$4,039
Granted	-	$-
Exercised	(25,454)	$2.34
Forfeited	(218,405)	$4.21
Outstanding options at March 31, 2014	5,138,532	$3.53	2.61	$455
Options vested and expected to vest	5,069,321	$3.51	2.54	$454
Exercisable at March 31, 2014	4,093,028	$3.32	1.62	$418

Index
The aggregate intrinsic value in the table above represents the total pre-tax intrinsic value that would have been received by the option holders had they all exercised their options on March 31, 2014. This amount changes based on the fair market value of our stock. During the three months ended March 31, 2014 and 2013, the aggregate intrinsic value of options exercised under our stock option plans was $6,000 and $2.4 million, respectively. Total fair value of options vested during the three months ended March 31, 2014 and 2013 was $207,000 and $471,000, respectively.

At March 31, 2014, there was $1.5 million of unrecognized compensation cost related to existing options outstanding which is expected to be recognized over a weighted average period of 2.4 years.

On February 11, 2014, Joshua Pickus, the Company’s President and Chief Executive Officer submitted his written resignation effective April 1, 2014. Also effective April 1, 2014, Mr. Pickus resigned as a member of the Company’s Board of Directors. In connection with Mr. Pickus’ resignation the Compensation Committee of the Board of Directors, considering all relevant factors and the best interest of the Company's stockholders, approved the extension of the post-termination exercise period for the vested portions of each of Mr. Pickus’ outstanding stock option grants from 90 days following termination to December 31, 2014, in order to permit the orderly exercise and disposition of shares under his vested grants prior to their expiration. No other terms of the stock options were modified.  As part of the modification of the stock options, the Company recorded an incremental stock-based compensation expense of approximately $193,000 in the three months ended March 31, 2014.

In addition, as a result of Mr. Pickus’ resignation during the three months ended March 31, 2014, the Company reversed approximately $505,000 of previously recorded stock-based compensation expenses for his unvested performance-based equity awards.

Employee Stock Purchase Plan

In the second quarter of 2011, to advance the interests of the Company and its stockholders by providing an incentive to attract, retain and reward eligible employees and by motivating such persons to contribute to the growth and profitability of the Company, the Company’s Board of Directors and stockholders approved an ESPP and reserved 1,000,000 shares of our common stock for issuance effective as of May 15, 2011. The ESPP continues in effect for ten (10) years from its effective date unless terminated earlier by the Company. The ESPP consists of six-month offering periods during which employees may enroll in the plan.  The purchase price on each purchase date shall not be less than eighty‑five percent (85%) of the lesser of (a) the fair market value of a share of stock on the offering date of the offering period or (b) the fair market value of a share of stock on the purchase date.  During the three months ended March 31, 2014, no shares were purchased under ESPP.

Restricted Stock Units

The following table represents RSU activity for the three months ended March 31, 2014:

	Number of Shares	Weighted Average Grant-Date Fair Value per Share	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
Outstanding RSUs at December 31, 2013	1,658,846	$5.09	1.57	$6,287
Awarded	92,130	$2.96
Released	(170,895)	$4.15
Forfeited	(428,075)	$4.55
Outstanding RSUs at March 31, 2014	1,152,006	$5.25	1.55	$2,968

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

Index
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

At March 31, 2014, there was $4.2 million of unrecognized compensation cost related to RSUs which is expected to be recognized over a weighted average period of 2.64 years.

Stock Repurchase Program

On April 27, 2005, our Board of Directors authorized the repurchase of up to 2,000,000 outstanding shares of our common stock. As of March 31, 2014 the maximum number of shares remaining that can be repurchased under this program was 1,807,402. The Company does not intend to repurchase shares without a further approval from its Board of Directors.

Repurchase of Shares

On February 19, 2013, the Company entered into an agreement with Joshua Pickus, the Company’s former President and Chief Executive Officer, pursuant to which Mr. Pickus sold directly to the Company on that day an aggregate 1,000,000 shares of its common stock acquired by him in a same-day exercise of fully vested options which were due to expire at the end of their seven-year term on April 6, 2013.  Under the agreement, the purchase price per share was established as an amount equal to the lesser of (a) the closing price of the Company’s common stock in regular trading hours on the day of the sale as reported by Nasdaq less 5%, or (b) the thirty-day simple moving average price of the Company’s common stock on the day of the sale.  This formula produced a purchase price per share of $4.114, less the aggregate strike price due on exercise of the options underlying the repurchased shares of $2.32 per share, which then resulted in a net cash outlay by the Company to acquire the shares of approximately $1.8 million (or $1.794 per share). The agreement was approved by the independent members of the Company’s Board of Directors. The share repurchase amounted to $4.1 million and is classified under treasury stock within stockholders’ equity of the condensed consolidated balance sheets.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion of our financial condition and results of operations should be read in conjunction with our condensed consolidated financial statements and the related notes included elsewhere in this Form 10-Q (the “Report”) and the section entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the consolidated financial statements and related notes included in our Annual Report on Form 10-K for the year ended December 31, 2013. The following discussion includes forward-looking statements. Please see “Risk Factors” in Item 1A of this Report for important information to consider when evaluating these statements.

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

Total revenue for the first quarter of 2014 decreased 8% year-over-year.  Revenue from services increased 2% year-over-year. Revenue from software and other decreased 50% year-over-year due to a decision to discontinue our largest advertising placements in the second half of 2013 because they no longer yielded positive results, with revenue from end-user software products declining and revenue from licensing of our Nexus Platform growing.

Index
Cost of services for the first quarter of 2014 increased 39% year-over-year primarily as a result of the hiring of additional technology specialists for our home networking support bundle program with Comcast. Cost of software and other for the first quarter of 2014 decreased 22% year-over-year due to lower sales of end-user software products driven by our decision to discontinue our largest advertising placements in the second half of 2013.  Total gross margin declined from 52% to 29% year-over-year due to a higher percentage of revenues generated by the lower margin home networking support bundle program with Comcast which replaced the higher margin Xfinity signature support program with Comcast at the end of 2013.

Operating expenses for the three months ended March 31, 2014 decreased 32% from the same period in 2013, primarily driven by lower sales and marketing expense related to end-user software products as a result of our decision to discontinue our largest advertising placements in the second half of 2013.

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

 Critical Accounting Policies and Estimates

In preparing our interim condensed consolidated financial statements, we make estimates, assumptions and judgments that can have a significant impact on our net revenue, operating income or loss and net income or loss, as well as on the value of certain assets and liabilities on our condensed consolidated balance sheet. We believe that the estimates, assumptions and judgments involved in the accounting policies described in Management’s Discussion and Analysis of Financial Condition and Results of Operations in Item 7 of our Annual Report on Form 10-K for the fiscal year ended December 31, 2013 have the greatest potential impact on our interim condensed consolidated financial statements, so we consider them to be our critical accounting policies and estimates.  There have been no significant changes in these critical accounting policies and estimates during the three months ended March 31, 2014.

 RESULTS OF OPERATIONS

The following table sets forth the results of operations for the three months ended March 31, 2014 and 2013 expressed as a percentage of total revenue:

	Three Months Ended March 31,
	2014	2013
Revenue:
Services	90%	81%
Software and other	10	19

Total revenue	100	100

Costs of revenue:
Cost of services	70	46
Cost of software and other	1	2
Total cost of revenue	71	48
Gross profit	29	52
Operating expenses:
Research and development	7	8
Sales and marketing	8	19
General and administrative	14	14
Amortization of intangible assets and other	1	2

Total operating expenses	30	43

Income (loss) from operations	(2)	10
Interest income and other, net	—	—

Income (loss) from continuing operations, before income taxes	(2)	10
Income tax provision	1	1
Income (loss) from continuing operations, after income taxes	(3)	9
Income from discontinued operations, after income taxes	—	—

Net income (loss)	(3)%	9%

Index
Three Months Ended March 31, 2014 and 2013

REVENUE

	Three Months Ended March 31,		$	%
In thousands, except percentages	2014	2013	Change	Change

Services	$16,726	$16,446	$280	2%
Software and other	1,887	3,756	(1,869)	(50)%
Total revenue	$18,613	$20,202	$(1,589)	(8)%

Services. Services revenue consists primarily of fees for technology services generated from our partners.  We provide these services remotely, generally using service delivery personnel who utilize our proprietary technology to deliver the services.  Services revenue for the three months ended March 31, 2014 increased by $280,000 from the same period in 2013.    For the three months ended March 31, 2014, services revenue generated from our partnerships was $15.6 million compared to $15.6 million for the same period in 2013.  Direct services revenue was $1.1 million for the three months ended March 31, 2014 compared to $850,000 for the same period in 2013.

Software and other. Software and other revenue is comprised primarily of fees for end-user software products provided through direct customer downloads, and, to a lesser extent, through the sale of this software via partners and licensing of our Nexus platform. Software and other revenue declined by 50% for the first quarter of 2014 compared to same quarter in 2013 due to a decision to discontinue our largest advertising placements in the second half of 2013.  For the three months ended March 31, 2014, revenue from software and other generated from our direct sales was $1.1 million compared to $2.2 million for the same period in 2013. Software revenue and other generated from our partnerships was $733,000 for the three months ended March 31, 2014 compared to $1.5 million for the same period in 2013.

COSTS OF REVENUE

	Three Months Ended March 31,		$	%
In thousands, except percentages	2014	2013	Change	Change

Cost of services	$12,962	$9,310	$3,652	39%
Cost of software and other	239	307	(68)	(22)%
Total cost of revenue	$13,201	$9,617	$3,584	37%

Cost of services.  Cost of services consists primarily of compensation and related costs of personnel and contractors providing services, and technology and telecommunication expenses associated with the delivery of services.  The increase of $3.7 million in cost of services for the three months ended March 31, 2014 compared to the same period in 2013 was mainly driven by the hiring of additional technology specialists for our home networking support bundle program with Comcast.

Index
Cost of software and other.  Cost of software and other consists primarily of third-party royalty fees for our end-user software products, as well as hosting infrastructure for our Nexus Platform.  Certain of these end-user software products were developed using third-party research and development resources, and the third party receives royalty payments on sales of products it developed.  The decrease for the three months ended March 2014 compared to the same period in 2013 was primarily due to lower sales of end-user software products driven by our decision to discontinue our largest advertising placements in the second half of 2013.

OPERATING EXPENSES

	Three Months Ended March 31,		$	%
In thousands, except percentages	2014	2013	Change	Change

Research and development	$1,354	$1,588	$(234)	(15)%
Sales and marketing	$1,551	$3,936	$(2,385	(61)%
General and administrative	$2,663	$2,763	$(100	(4)%

Research and development.  Research and development expense consists primarily of compensation costs, third-party consulting expenses and related overhead costs for research and development personnel. Research and development costs are expensed as they are incurred.  The decrease of $234,000 for the three months ended March 31, 2014 as compared to the same period in 2013 resulted from a decrease in compensation costs.

Sales and marketing.  Sales and marketing expense consists primarily of compensation costs of business development, program management and marketing personnel, as well as expenses for lead generation and promotional activities, including public relations, advertising and marketing.  The decrease of $2.4 million in sales and marketing expense for the three months ended March 31, 2014 compared to for the same period in 2013 resulted  from our decision to discontinue our largest advertising placements in the second half of 2013.

General and administrative.  General and administrative expense consists primarily of compensation costs and related overhead costs for administrative personnel and professional fees for legal, accounting and other professional services. The decrease of $100,000 in general and administrative expense for three months ended March 31, 2014 compared to the same period in 2013 was primarily related to lower stock-based compensation expense due to the resignation of the Company's President and Chief Executive Officer during the three months ended March 31, 2014.

Amortization of Intangible Assets and Other

	Three Months Ended March 31,		$	%
In thousands, except percentages	2014	2013	Change	Change

Amortization of intangible assets and other	$273	$335	$(62)	(19)%

Amortization of intangible assets and other.  The decrease of $62,000 in amortization of intangibles assets and other for the three months ended March 31, 2014 compared to the same period in 2013 was due to certain intangible assets becoming fully amortized as of the end of 2013.

INTEREST INCOME AND OTHER, NET

	Three Months Ended March 31,		$	%
In thousands, except percentages	2014	2013	Change	Change

Interest and other, net	$78	$73	$5	7%

Index
INCOME TAX PROVISION

	Three Months Ended March 31,		$	%
In thousands, except percentages	2014	2013	Change	Change

Income tax provision	$125	$149	$(24)	(16)%

The provision for income taxes is comprised of estimates of current taxes due in domestic and foreign jurisdictions.    For the three months ended March 31, 2014 and 2013, income tax provision primarily consisted of state income tax, foreign taxes, and tax expense related to the recording of a deferred tax liability that results from the amortization for income tax purposes of acquisition-related goodwill.  The decrease in the income tax provision from 2013 to 2014 was primarily due to lower domestic and foreign income.

 LIQUIDITY AND CAPITAL RESOURCES

Total cash, cash equivalents and investments at March 31, 2014 and December 31, 2013 were $75.5 million and $72.4 million, respectively. The increase in cash, cash equivalents and investments was primarily due to cash generated from operating activities.

Operating Activities

Net cash provided by operating activities was $3.4 million and $4.4 million for the three months ended March 31, 2014 and 2013, respectively. Net cash provided by  operating activities primarily reflected the net income (loss) for the period, adjusted for non-cash items such as depreciation, amortization of premiums and discounts on investments, stock-based compensation expense and amortization of intangible assets and changes in operating assets and liabilities. The sum of these non-cash items totaled $1.2 million and $1.4 million in the three months ended March 31, 2014 and 2013, respectively. Net cash provided by operating activities during the three months ended March 31, 2014 was the result of a net loss of $482,000, non-cash items of $1.2 million and a decrease in accounts receivable of $2.0 million and an increase in accrued compensation of $1.1 million.  Net cash provided by operating activities during the three months ended March 31, 2013 was the result of net income of $1.9 million, non-cash items of $1.4 million and increases in accrued compensation of $744,000 and other accrued liabilities of $815,000.

Investing Activities

Net cash used in investing activities was $238,000 and $4.4 million for the three months ended March 31, 2014 and 2013, respectively.  For the three months ended March 31, 2014, net cash used in investing activities was primarily due to the purchase of marketable securities for $15.3 million offset by maturities of $15.1 million and $34,000 for purchases of property and equipment.   Net cash used in investing activities for the three months ended March 31, 2013 was primarily due to the purchase of marketable securities for $10.9 million offset by maturities of $6.5 million and $38,000 for purchases of property and equipment.

Financing Activities

Net cash provided by (used in) financing activities was $59,000 and $($1.0) million for the three months ended March 31, 2014 and 2013, respectively. Net cash provided by financing activities for the three months ended March 31, 2014 was due to the proceeds from exercise of employee stock options of $59,000.  Net cash used in financing activities for the three months ended March 31, 2013 was from the proceeds of exercises of employee stock options of $3.1 million offset by the repurchase of shares of $4.1 million (net repurchase of $1.8 million after considering proceeds from the exercise of stock options that resulted in shares that were repurchased).

Index
Working Capital and Capital Expenditure Requirements

At March 31, 2014, we had stockholders’ equity of $95.7 million and working capital of $78.6 million. We believe that our existing cash balances will be sufficient to meet our working capital requirements, as well as our planned capital expenditures for at least the next 12 months.

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

As of March 31, 2014, we held $43.9 million in short-term investments (excluding cash and cash equivalents), which consisted primarily of government debt securities, corporate notes and bonds, and commercial paper. The weighted average interest rate of our portfolio was approximately 0.21% at March 31, 2014. A decline in interest rates over time would reduce our interest income from our investments. A hypothetical 10% increase or decrease in interest rates, however, would not have a material impact adverse effect on our financial condition.

Impact of Foreign Currency Rate Changes

The functional currencies of our international operating subsidiaries are the local currencies. We translate the assets and liabilities of our foreign subsidiaries at the exchange rates in effect on the balance sheet date. We translate their income and expenses at the average rates of exchange in effect during the period. We include translation gains and losses in the stockholders’ equity section of our consolidated balance sheets. We include net gains and losses resulting from foreign exchange transactions in interest income and other in our consolidated statements of operations. Since we translate foreign currencies (primarily Canadian dollars and Indian rupees) into U.S. dollars for a small portion of our operations, currency fluctuations have had an immaterial impact on our consolidated statements of operations. We have both revenue and expenses that are denominated in foreign currencies. Neither a weaker or stronger U.S. dollar environment would have a material impact on our consolidated statement of operations. The historical impact of currency fluctuations on our consolidated statements of operations has generally been immaterial. As of March 31, 2014, we did not engage in foreign currency hedging activities.

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

Index
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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended March 31, 2014 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

See Note 4, Commitments and Contingencies, to the interim condensed consolidated financial statements in Part I, Item 1 of this Quarterly Report on Form 10-Q for a description of legal proceedings.

ITEM 1A.  RISK FACTORS.

This report contains forward-looking statements regarding our business and expected future performance as well as assumptions underlying or relating to such statements of expectation, all of which are “forward looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. We are subject to many risks and uncertainties that may materially affect our business and future performance and cause those forward-looking statements to be inaccurate. Words such as “expects,” “anticipates,” “intends,” “plans,” “believes,” “forecasts,” “estimates,” “seeks,” “may result in,” “focused on,” “continue to,” and similar expressions often identify forward-looking statements. In this report, forward-looking statements include, without limitation, statements regarding the following:

●	Our expectations and beliefs regarding future financial results;

●	Our expectations regarding partners, renewal of contracts with these partners and the anticipated timing and magnitude of revenue from programs with these partners;

●	Our ability to successfully license, implement and support our Nexus Platform independent of our services;

●	Our expectations regarding sales of our end-user software products, and our ability to source, develop and distribute enhanced versions of these products;

●	Our ability to successfully monetize customers who receive free versions of our end-user software products;

●	Our ability to expand and diversify our customer base;

●	Our ability to execute effectively in the small business market;

●	Our ability to offer subscriptions to our services in a profitable manner;

Index
●	Our expectations regarding our ability to deliver technology services efficiently and through arrangements that are profitable, including both in SKU-based and time-based pricing models and other pricing models we may employ;

●	Our ability to attract and retain qualified management and employees;

●	Our ability to hire, train, manage and retain technology specialists in a home-based model in quantities sufficient to meet forecast requirements, and our ability to continue to enhance the flexibility of our staffing model;

●	Our ability to match staffing levels with service volume in a cost-effective manner;

●	Our ability to manage contract labor as a component of our workforce;

●	Our ability to operate successfully in a time-based billing model;

●	Our ability to adapt to changes in the market for premium technology services;

●	Our ability to manage sales costs in programs where we are responsible for sales;

●	Our ability to successfully manage advertising costs associated with our end-user software products;

●	Our beliefs and expectations regarding the introduction of new services and products, including additional software products and service offerings for devices beyond computers and routers;

●	Our expectations regarding revenues, cash flows and expenses, including cost of revenue, sales and marketing, research and development efforts, and administrative expenses;

●	Our assessment of seasonality, mix of revenue, and other trends for our business and the business of our partners;

●	Our ability to deliver projected levels of profitability;

●	Our expectations regarding the costs and other effects of acquisition and disposition transactions;

●	Our expectations regarding unit volumes, pricing and other factors in the market for computers and other technology devices, and the effects of such factors on our business;

●	Our ability to successfully operate in markets that are subject to extensive regulation;

●	Our expectations regarding the results of pending, threatened or future litigation;

●	The assumptions underlying our Critical Accounting Policies and Estimates, including our assumptions regarding revenue recognition; assumptions used to estimate the fair value of stock-based compensation; assumptions regarding the impairment of goodwill and intangible assets; and expected accounting for income taxes; and

●	The expected effects of the adoption of new accounting standards.

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

Index
 Until recently, our business has been profitable but may not achieve profitability in future periods.

Through the fourth quarter of 2013, we delivered six consecutive quarters of profitability. Since then we have sustained significant changes in our largest partner program that materially affect our revenue and margins. We intend to make significant investments in support of our business, and expect to experience periods of losses in the future notwithstanding our efforts to maintain profitability. If we fail to achieve revenue growth as a result of our additional investments and efforts, or if such revenue growth does not result in achieving profitability, the market price of our common stock could further decline. A period of losses would result in usage of cash to fund our operating activities and a corresponding reduction in our cash balance.

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

For the three months ended March 31, 2014, Comcast (57%) and the combined Office Depot and OfficeMax organization (20%) accounted for 10% or more of our total revenue. The loss of these or other significant relationships, the worsening of the terms or terminations of our arrangements with any of these firms, the reduction or discontinuance of programs with any of these firms, or the failure of any of these firms to achieve their targets could adversely affect our business.  Generally, the agreements with our partners do not require them to conduct any minimum amount of business with us, and therefore they have decided in the past and could decide at any time in the future to reduce or eliminate their programs or the use of our services in such programs. They may also enter into multi-sourcing arrangements with other vendors for services previously provided exclusively by us. Further, we may not successfully obtain new partners or customers. There is also the risk that, once established, our programs with these and other partners may take longer than we expect to produce revenue or may not produce revenue at all, and the revenue produced may not be profitable if the costs of performing under the program are greater than anticipated or the program terminates before up-front investments can be recouped. One or more of our key partners may also choose not to renew their relationship with us, discontinue certain programs (as recently occurred at Comcast), offer them only on a limited basis or devote insufficient time and attention to promoting them to their customers. Some of our key partners may prefer not to work with us if we also partner with their competitors. If any of these key partners merge with one of their competitors (as recently occurred at Office Depot and OfficeMax), all of these risks could be exacerbated.

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

Our business is based on successfully attracting and retaining talented employees. The market for highly skilled workers and leaders in our industry is extremely competitive. If we are not successful in our recruiting efforts, or if we are unable to retain key employees, our ability to develop and deliver successful products and services may be adversely affected. Effective succession planning is also important to our long-term success. Failure to ensure effective transfer of knowledge and smooth transitions involving key employees could hinder our strategic planning and execution. In February 2014, Joshua Pickus submitted his written resignation as President and Chief Executive Officer effective April 1, 2014. Our ability to execute our business strategies and retain key executives may be adversely affected by uncertainty associated with the transition to a successor Chief Executive Officer.

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

Index
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

We license technologies from third parties, which are integrated into our services, technology platform and end user software. Our use of commercial technologies licensed on a non-exclusive basis from third parties poses certain risks. Some of the third-party technologies we license may be provided under “open source” licenses, which may have terms that require us to make generally available our modifications or derivative works based on such open source code. Our inability to obtain or integrate third-party technologies with our own technology could delay service development until equivalent compatible technology can be identified, licensed and integrated. These third-party technologies may not continue to be available to us on commercially reasonable terms or at all. If our relationship with third parties were to deteriorate, or if such third parties were unable to develop innovative and saleable products, or component features of our products, we could be forced to identify a new developer and our future revenue could suffer. We may fail to successfully integrate any licensed technology into our services or software, or maintain it through our own development work, which would harm our business and operating results. Third-party licenses also expose us to increased risks that include:

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

Index
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

Index
ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 6. EXHIBITS

 Exhibits.

10.1 Change Management Form Number 2 under Statement of Work Number 1 to Master Services Agreement Call Handling Services between Comcast and Support.com, effective as of February 27, 2014(1)

10.2 Change Management Form Number 3 under Statement of Work Number 1 to Master Services Agreement Call Handling Services between Comcast and Support.com, effective as of March 4, 2014(1)

10.3 Statement of Work Number 3 to Master Services Agreement Call Handling Services between Comcast and Support.com, effective as of March 21, 2014(1)

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

May 8, 2014	SUPPORT.COM, INC.

	By:	/s/ ROOP K. LAKKARAJU
Roop K. Lakkaraju
Executive Vice President, Chief Financial Officer and Officer and Chief Operating Officer

Index
EXHIBIT INDEX TO SUPPORT.COM, INC.

QUARTERLY REPORT ON FORM 10-Q

FOR THE QUARTER ENDED MARCH 31, 2014

10.1	Change Management Form Number 2 under Statement of Work Number 1 to Master Services Agreement Call Handling Services between Comcast and Support.com, effective as of February 27, 2014(1)

10.2	Change Management Form Number 3 under Statement of Work Number 1 to Master Services Agreement Call Handling Services between Comcast and Support.com, effective as of March 4, 2014(1)

10.3	Statement of Work Number 3 to Master Services Agreement Call Handling Services between Comcast and Support.com, effective as of March 21, 2014(1)

31.1	Chief Executive Officer Section 302 Certification

31.2	Chief Financial Officer Section 302 Certification

32.1	Statement of the Chief Executive Officer under 18 U.S.C. § 1350(2)

32.2	Statement of the Chief Financial Officer under 18 U.S.C. § 1350(2)

(1)	Confidential treatment has been requested for portions of this exhibit.

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