Form 10-Q
period 2014-06-30
Support.com, Inc.
filed 2014-08-04
CIK 1104855

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2014

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

On July 31, 2014, 53,941,907 shares of the Registrant’s Common Stock, $0.0001 par value, were outstanding.

SUPPORT.COM, INC.
FORM 10-Q
QUARTERLY PERIOD ENDED JUNE 30, 2014

Index
PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

SUPPORT.COM, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands)

	June 30, 2014	December 31, 2013
	(Unaudited)	(1)
ASSETS
Current assets:
Cash and cash equivalents	$27,498	$28,390
Short-term investments	48,083	43,967
Accounts receivable, net	13,105	13,993
Prepaid expenses and other current assets	853	1,322
Total current assets	89,539	87,672
Property and equipment, net	454	461
Goodwill	14,240	14,240
Intangible assets, net	2,909	3,454
Other assets	1,221	1,072

Total assets	$108,363	$106,899

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,143	$860
Accrued compensation	2,141	2,157
Other accrued liabilities	3,855	3,359
Short-term deferred revenue	2,816	3,323
Total current liabilities	9,955	9,699
Long-term deferred revenue	54	50
Other long-term liabilities	1,906	1,754
Total Liabilities	11,915	11,503

Commitments and contingencies (Note 4)

Stockholders’ equity:
Common stock; par value $0.0001, 150,000,000 shares authorized; 55,058,464 issued and 53,865,866 outstanding at June 30, 2014; 54,474,594 issued and 53,281,996 outstanding at December 31, 2013	5	5
Additional paid-in capital	260,396	258,291
Treasury stock	(5,036)	(5,036)
Accumulated other comprehensive loss	(1,790)	(1,874)
Accumulated deficit	(157,127)	(155,990)
Total stockholders’ equity	96,448	95,396

Total liabilities and stockholders’ equity	$108,363	$106,899

(1)	Derived from the December 31, 2013 audited Consolidated Financial Statements included in our Annual Report on Form 10-K, as filed with the Securities and Exchange Commission (“SEC”) on March 7, 2014.

See accompanying notes.

Index
SUPPORT.COM, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share amounts)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013

Revenue:
Services	$18,335	$16,128	$35,061	$32,574
Software and other	1,843	3,996	3,730	7,752
Total revenue	20,178	20,124	38,791	40,326

Cost of revenue:
Cost of services	14,531	8,838	27,493	18,148
Cost of software and other	228	271	467	578
Total cost of revenue	14,759	9,109	27,960	18,726

Gross profit	5,419	11,015	10,831	21,600

Operating expenses:
Research and development	1,057	1,282	2,411	2,870
Sales and marketing	1,688	4,375	3,239	8,311
General and administrative	2,980	2,354	5,643	5,117
Amortization of intangible assets and other	273	335	546	670
Total operating expenses	5,998	8,346	11,839	16,968
Income (loss) from operations	(579)	2,669	(1,008)	4,632
Interest income and other, net	62	108	140	181
Income (loss) from continuing operations, before income taxes	(517)	2,777	(868)	4,813
Income tax provision	132	177	257	326
Income (loss) from continuing operations, after income taxes	(649)	2,600	(1,125)	4,487

Loss from discontinued operations, after income taxes	(6)	(5)	(12)	(10)

Net income (loss)	$(655)	$2,595	$(1,137)	$4,477

Basic and diluted earnings (loss) per share:
Income (loss) from continuing operations	$(0.01)	$0.05	$(0.02)	$0.09
Loss from discontinued operations	(0.00)	(0.00)	(0.00)	(0.00)
Basic and diluted earnings (loss) per share	$(0.01)	$0.05	$(0.02)	$0.09

Shares used in computing per share amounts:
Basic	53,798	50,792	53,557	50,476
Diluted	53,798	52,866	53,557	52,535

See accompanying notes.

Index
SUPPORT.COM, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(in thousands)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013

Net income (loss)	$(655)	$2,595	$(1,137)	$4,477

Other comprehensive income (loss):
Change in foreign currency translation adjustment	15	(239)	84	(226)
Change in net unrealized gain (loss) on investments	(8)	(9)	—	(23)
Other comprehensive income (loss)	7	(248)	84	(249)

Comprehensive income (loss)	$(648)	$2,347	$(1,053)	$4,228

See accompanying notes.

Index
SUPPORT.COM, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(Unaudited)

	Six Months Ended June 30,
	2014	2013
Operating Activities:
Net income (loss)	$(1,137)	$4,477
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation	145	179
Amortization of premiums and discounts on investments	384	294
Amortization of purchased technology	—	41
Amortization of intangible assets and other	546	670
Stock-based compensation	1,255	1,565
Changes in assets and liabilities:
Accounts receivable, net	888	108
Prepaid expenses and other current assets	470	(339)
Other long-term assets	(133)	89
Accounts payable	284	224
Accrued compensation	(14)	(114)
Other accrued liabilities	499	1,453
Other long-term liabilities	103	140
Deferred revenue	(454)	(1,690)
Net cash provided by operating activities	2,836	7,097

Investing Activities:
Purchases of property and equipment	(138)	(67)
Purchases of investments	(38,857)	(19,609)
Maturities of investments	34,356	14,517
Net cash used in investing activities	(4,639)	(5,159)

Financing Activities:
Proceeds from issuances of common stock	850	6,212
Repurchase of common stock	—	(4,114)
Net cash provided by financing activities	850	2,098

Effect of exchange rate changes on cash and cash equivalents	61	(178)

Net increase (decrease) in cash and cash equivalents	(892)	3,858

Cash and cash equivalents at beginning of period	28,390	30,852
Cash and cash equivalents at end of period	$27,498	$34,710

Supplemental schedule of cash flow information:
Income taxes paid	$142	$74

See accompanying notes.

Index
SUPPORT.COM, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 1. Significant Accounting Policies

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements include the accounts of Support.com, Inc. (the “Company” or “Support.com”, “We” or “Our”) and its wholly owned subsidiaries. All intercompany balances and transactions have been eliminated. The condensed consolidated balance sheet as of June 30, 2014 and the condensed consolidated statements of operations and comprehensive income (loss) for the three and six months ended June 30, 2014 and 2013 and the condensed consolidated statements of cash flows for the six months ended June 30, 2014 and 2013 are unaudited. In the opinion of management, these unaudited interim condensed consolidated financial statements reflect all adjustments (consisting of normal recurring adjustments) that are necessary for a fair presentation of the results for, and as of, the periods shown. The results of operations for such periods are not necessarily indicative of the results expected for the full fiscal year or for any future period. The condensed consolidated balance sheet information as of December 31, 2013 is derived from audited consolidated financial statements as of that date. These financial statements have been prepared based upon Securities and Exchange Commission (“SEC”) rules that permit reduced disclosure for interim periods. For a more complete discussion of significant accounting policies and certain other information, these unaudited interim condensed consolidated financial statements should be read with the consolidated financial statements and related notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2013, filed with the Securities and Exchange Commission on March 7, 2014.

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

Services Revenue

Services revenue is comprised primarily of fees for technology support services. Our service programs are designed for both the consumer and small and medium business (“SMB”) markets, and include computer and mobile device set-up, security and support, virus and malware removal, wireless network set-up, security and support, and home security and automation system onboarding and support.

We offer technology services to consumers and SMBs, primarily through our partners (which include communications providers, retailers, technology companies and others) and to a lesser degree directly through our website at www.support.com. We transact with customers via reseller programs, referral programs and direct transactions. In reseller programs, the partner generally executes the financial transactions with the customer and pays a fee to us which we recognize as revenue when the service is delivered. In referral programs, we transact with the customer directly and pay a referral fee to  the referring party. Referral fees are generally expensed in the period in which revenues are recognized. In such referral programs, since we are the primary obligor and bear substantially all risks associated with the transaction, we record the gross amount of revenue. In direct transactions, we sell directly to the customer at the retail price.

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

In certain cases, we are paid for services that are sold but not yet delivered. We initially record such balances as deferred revenue, and recognize revenue when the service has been provided or, on the non-subscription portion of these balances, when the likelihood of the service being redeemed by the customer is remote (“services breakage”). Based on our historical redemption patterns for these relationships, we believe that the likelihood of a service being delivered more than 90 days after sale is remote.  We therefore recognize non-subscription deferred revenue balances older than 90 days as services revenue. For the three months ended June 30, 2014 and 2013, services breakage revenue was approximately 1% of our total revenue. For the six months ended June 30, 2014 and 2013, services breakage revenue was approximately 2% and 1% of our total revenue, respectively.

Partners are generally invoiced monthly. Fees from customers via referral programs and direct transactions are generally paid with a credit card at the time of sale. Revenue is recognized net of any applicable sales tax.

Services revenue also includes fees from implementation services of our Nexus® Service Platform (“Nexus”). Currently, revenues from implementation services are recognized ratably over the customer life which is estimated as the term of the arrangement once the Nexus services are made available to customers. We generally charge for these services on a time and material basis.

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

Software and Other Revenue

Software and other revenue is comprised primarily of fees for end-user software products provided through direct customer downloads and through the sale of these end-user software products via partners as well as the licensing of our Nexus. Our software is sold to customers as a perpetual license or as a fixed period subscription. We act as the primary obligor and generally control fulfillment, pricing, product requirements, and collection risk and therefore we record the gross amount of revenue. We provide a 30-day money back guarantee for the majority of our end-user software products.

For certain end-user software products, we sell perpetual licenses.  We provide a limited amount of free technical support to customers. Since the cost of providing this free technical support is insignificant and free product enhancements are minimal and infrequent, we do not defer the recognition of revenue associated with sales of these products.

Index
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

Software and other revenue also includes fees from licensing our Nexus.  In such arrangements, customers receive a right to use our Nexus in their own technology support organizations. We license our Nexus using a software-as-a-service (“SaaS”) model under which customers cannot take possession of the technology and pay us on a per-user per-month basis during the term of the arrangement. For the three months ended June 30, 2014 and 2013, revenue from licensing of our Nexus was approximately 2% and 1%, respectively, of our total revenue. For the six months ended June 30, 2014 and 2013, revenue from licensing of our Nexus was approximately 2% and 1%, respectively, of our total revenue.

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

We monitor our investments for impairment on a quarterly basis and determine whether a decline in fair value is other-than-temporary by considering factors such as current economic and market conditions, the credit rating of the security’s issuer, the length of time an investment’s fair value has been below our carrying value, the Company’s intent to sell the security and the Company’s belief that it will not be required to sell the security before the recovery of its amortized cost. If an investment’s decline in fair value is deemed to be other-than-temporary, we reduce its carrying value to its estimated fair value, as determined based on quoted market prices or liquidation values. Declines in value judged to be other-than-temporary, if any, are recorded in operations as incurred. At June 30, 2014, we evaluated our unrealized gains/losses on available-for-sale securities and determined them to be temporary. We currently do not intend to sell securities with unrealized losses and we concluded that we will not be required to sell these securities before the recovery of their amortized cost basis.  At June 30, 2014 and December 31, 2013, the fair value of cash, cash equivalents and investments was $75.6 million and $72.4 million, respectively.

The following is a summary of cash, cash equivalents and investments at June 30, 2014 and December 31, 2013 (in thousands):

As of June 30, 2014	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Cash	$17,739	$—	$—	$17,739
Money market funds	9,759	—	—	9,759
Certificates of deposits	1,680	—	(1)	1,679
Commercial paper	10,198	—	—	10,198
Corporate notes and bonds	34,221	4	(20)	34,205
U.S. government agency securities	2,000	1	—	2,001
	$75,597	$5	$(21)	$75,581

Classified as:

Cash and cash equivalents	$27,498	$—	$—	$27,498
Short-term investments	48,099	5	(21)	48,083
	$75,597	$5	$(21)	$75,581

Index
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
As of December 31, 2013
Cash	$15,660	$—	$—	$15,660
Money market funds	11,771	—	—	11,771
Certificates of deposits	4,258	—	(2)	4,256
Commercial paper	7,298	—	—	7,298
Corporate notes and bonds	33,386	8	(22)	33,372
	$72,373	$8	$(24)	$72,357

Classified as:

Cash and cash equivalents	$28,390	$—	$—	$28,390
Short-term investments	43,983	8	(24)	43,967
	$72,373	$8	$(24)	$72,357

The following table summarizes the estimated fair value of our available-for-sale securities classified by the stated maturity date of the security (in thousands):

	June 30,	December 31,
	2014	2013
Due within one year	$44,801	$34,916
Due within two years	3,282	9,051
	$48,083	$43,967

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

In accordance with ASC 820, the following table represents our fair value hierarchy for our financial assets (cash equivalents and investments) measured at fair value on a recurring basis as of June 30, 2014 and December 31, 2013 (in thousands):

As of June 30, 2014	Level 1	Level 2	Level 3	Total
Money market funds	$9,759	$—	$—	$9,759
Certificates of deposits		1,679	—	1,679
Commercial paper	—	10,198	—	10,198
Corporate notes and bonds	—	34,205	—	34,205
U.S. government agency securities	—	2,001	—	2,001
Total	$9,759	$48,083	$—	$57,842

Index
As of December 31, 2013	Level 1	Level 2	Level 3	Total
Money market funds	$11,771	$—	$—	$11,771
Certificates of deposits	4,256	—	—	4,256
Commercial paper	—	7,298	—	7,298
Corporate notes and bonds	—	33,372	—	33,372

Total	$16,027	$40,670	$—	$56,697

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

For the three months ended June 30, 2014, Comcast (61%) and the combined Office Depot and OfficeMax organization (16%) accounted for 10% or more of our total revenue.  For the three months ended June 30, 2013, Comcast (45%) accounted for 10% or more of our total revenue. For the six months ended June 30, 2014, Comcast (59%) and the combined Office Depot and OfficeMax organization (18%) accounted for 10% or more of our total revenue. For the six months ended June 30, 2013, Comcast (44%) and OfficeMax (11%) accounted for 10% or more of our total revenue. There were no other customers that accounted for 10% or more of total revenue for the three and six months ended June 30, 2014 and 2013.

The credit risk in our trade accounts receivable is substantially mitigated by our evaluation of the customers’ financial conditions at the time we enter into business and reasonably short payment terms. As of June 30, 2014, Comcast (76%) and the combined Office Depot and OfficeMax organization (10%) accounted for 10% or more of our total accounts receivable.  As of December 31, 2013, Comcast (78%) and the combined Office Depot and OfficeMax organization (12%) accounted for 10% or more of our total accounts receivable. There were no other customers that accounted for 10% or more of our total accounts receivable as of June 30, 2014 and December 31, 2013.

Trade Accounts Receivable and Allowance for Doubtful Accounts

Trade accounts receivable are recorded at the invoiced amount. Trade accounts receivable also include unbilled amounts for programs for which the billing periods are different than the Company’s calendar reporting periods. Unbilled amounts as of June 30, 2014 and December 31, 2013 were $1.4 million and $853,000, respectively. We perform evaluations of our customers’ financial condition and generally do not require collateral. We make judgments as to our ability to collect outstanding receivables and provide allowances for a portion of receivables when collection becomes doubtful.  Reserves are made based on a specific review of all significant outstanding invoices. For those invoices not specifically provided for, reserves are recorded at differing rates, based on the age of the receivable. In determining these rates, we analyze our historical collection experience and current payment trends. The determination of past-due accounts is based on contractual terms. At June 30, 2014 and December 31, 2013, we had an allowance for doubtful accounts of approximately $4,000 and zero, respectively.

Index
Accumulated Other Comprehensive Loss

The components of accumulated other comprehensive loss relate entirely to accumulated foreign currency translation losses associated with our foreign subsidiaries and unrealized gains (losses) on investments. Accumulated currency translation losses were $1.8 million and $1.9 million as of June 30, 2014 and December 31, 2013, respectively, and accumulated unrealized losses on investments were ($16,000) and ($16,000) as of June 30, 2014 and December 31, 2013, respectively.

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

The fair value of our stock-based awards was estimated using the following weighted average assumptions for the three and six months ended June 30, 2014 and 2013:

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Stock Option Plan:
Risk-free interest rate	1.61%	0.6%	1.61%	0.6%
Expected term	5.28 years	3.7 years	5.28 years	3.7 years
Volatility	57.30%	56.7%	57.30%	56.7%
Expected dividend	0%	0%	0%	0%
Weighted average fair value (per share)	$1.20	$1.68	$1.20	$1.71

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Employee Stock Purchase Plan:
Risk-free interest rate	0.05%	0.09%	0.05%	0.09%
Expected term	0.5 years	0.5 years	0.5 years	0.5 years
Volatility	61.07%	42.8%	61.07%	42.8%
Expected dividend	0%	0%	0%	0%
Weighted average fair value (per share)	$0.72	$1.18	$0.72	$1.18

We recorded the following stock-based compensation expense for the three and six months ended June 30, 2014 and 2013 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013

Stock-based compensation expense related to grants of:
Stock options	$224	$473	$560	$1,130
Employee Stock Purchase Plan (“ESPP”)	41	19	70	48
Restricted Stock Units (“RSU”)	368	276	625	387
	$633	$768	$1,255	$1,565

Stock-based compensation expense recognized in:
Cost of services	$45	$65	$132	$157
Cost of software and other	4	2	7	6
Research and development	(4)	129	163	338
Sales and marketing	94	74	171	182
General and administrative	494	498	782	882
	$633	$768	$1,255	$1,565

Index
Earnings (Loss) Per Share

Basic earnings (loss) per share is computed using our net income (loss) and the weighted average number of common shares outstanding during the reporting period. Diluted earnings (loss) per share is computed using our net income (loss) and the weighted average number of common shares outstanding, including the effect of the potential issuance of common stock such as stock issuable pursuant to the exercise of stock options and vesting of RSUs using the treasury stock method when dilutive. We excluded outstanding weighted average stock options of 5.1 million and 3.7 million for the three and six months ended June 30, 2014, and 1.7 million for the three and six months ended June 30, 2013, from the calculation of diluted earnings per common share because the exercise prices of these stock options were greater than or equal to the average market value of the common stock. These stock options could be included in the calculation in the future if the average market value of the common stock increases and is greater than the exercise price of these stock options. Since we reported a net loss for the three and six months ended June 30, 2014, 66,000 and 260,000 outstanding options and RSUs were also excluded from the computation of diluted loss per share since their effect would have been anti-dilutive.

Pursuant to approval by the Company’s Compensation Committee, the Company issued 725,000 RSUs to its corporate employees on August 5, 2013.  These RSUs were not included in the computation of the basic and diluted earnings per share for the three and six months ended June 30, 2013 because they were not outstanding during either period.

The following table sets forth the computation of basic and diluted earnings (loss) per share (in thousands, except per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013

Net income (loss)	$(655)	$2,595	$(1,137)	$4,477

Basic:
Weighted-average shares of common stock outstanding	53,798	50,792	53,557	50,476
Shares used in computing basic earnings (loss) per share	53,798	50,792	53,557	50,476
Basic earnings (loss) per share	(0.01)	0.05	(0.02)	0.09
Diluted:
Weighted-average shares of common stock outstanding	53,798	50,792	53,557	50,476
Add: Common equivalent shares outstanding	—	2,074	—	2,059
Shares used in computing diluted earnings (loss) per share	53,798	52,866	53,557	52,535
Diluted earnings (loss) per share	$(0.01)	$0.05	$(0.02)	$0.09

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

We generally agree to indemnify our customers against legal claims that our end-user software products infringe certain third-party intellectual property rights.  As of June 30, 2014, we were not required to make any payment resulting from infringement claims asserted against our customers and have not recorded any related accruals.

Index
Recent Accounting Pronouncements

In May 2014, the FASB issued Accounting Standards Update No. 2014-09, Revenue from Contracts with Customers (ASU 2014-09), which supersedes nearly all existing revenue recognition guidance under U.S. GAAP. The core principle of ASU 2014-09 is to recognize revenues when promised goods or services are transferred to customers in an amount that reflects the consideration to which an entity expects to be entitled for those goods or services. ASU 2014-09 defines a five step process to achieve this core principle and, in doing so, more judgment and estimates may be required within the revenue recognition process than are required under existing U.S. GAAP. The standard is effective for annual periods beginning after December 15, 2016, and interim periods therein, using either of the following transition methods: (i) a full retrospective approach reflecting the application of the standard in each prior reporting period with the option to elect certain practical expedients, or (ii) a retrospective approach with the cumulative effect of initially adopting ASU 2014-09 recognized at the date of adoption (which includes additional footnote disclosures).  The Company is currently evaluating the impact of its pending adoption of ASU 2014-09 on its consolidated financial statements and has not yet determined the method by which it will adopt the standard in 2017.

Note 2. Warrants

On October 25, 2010, we entered into a Support Services Agreement (the “Customer Agreement”) with Comcast Cable Communications Management, LLC (“Comcast”) under which Support.com provides technology support services to customers of Comcast in exchange for fees. In connection with the Customer Agreement, Support.com and Comcast entered into a Warrant Agreement, under which Support.com agreed to issue to Comcast warrants to purchase up to 975,000 shares of Support.com common stock in the future in the event that Comcast meets specified sales milestones under the Customer Agreement. Each warrant, if issued, will have an exercise price per share of $4.9498 and a term of three years from issuance. On September 27, 2011, the Company and Comcast amended the Warrant Agreement to extend the expiration date for the performance milestones while maintaining the previously agreed revenue thresholds. The warrants were valued as they were earned, and the resulting value was recorded as a charge against revenue in the period in which the performance milestone was met and the warrant was earned. During the third and fourth quarters of 2013, the performance milestones for the first and second tranche of warrants were met, respectively. Therefore, we issued to Comcast warrants to purchase a total of 490,000 shares of our common stock (warrants to purchase 166,000 shares were issued on September 30, 2013 and warrants to purchase 324,000 shares were issued on December 31, 2013) and recorded warrant-related charges of $777,000 against revenue for the year ended December 31, 2013. The value of the first and second tranche of warrants was estimated using the following weighted-average assumptions: risk-free interest rate of 0.74%, expected term of 3 years, volatility of 59.12% and expected dividend of 0%. The right to receive this final tranche expired on March 31, 2014 due to the termination of the Customer Agreement on such date.

Note 3.  Income Taxes

We recorded an income tax provision of $132,000 and $257,000 for the three and six months ended June 30, 2014, respectively, and $177,000 and $326,000 for the three and six months ended June 30, 2013, respectively.  The provision for income taxes is comprised of estimates of current taxes due in domestic and foreign jurisdictions.  This provision reflects tax expense associated with state income tax, foreign taxes, and tax expense related to the recording of a deferred tax liability that results from the amortization for income tax purposes of acquisition-related goodwill.

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

As of June 30, 2014, our deferred tax assets are fully offset by a valuation allowance except in those jurisdictions where it is determined that a valuation allowance is not required. ASC 740, Income Taxes, provides for the recognition of deferred tax assets if realization of such assets is more likely than not. Based upon the weight of available evidence, which includes historical operating performance, reported cumulative net losses since inception and difficulty in accurately forecasting our future results, we provided a full valuation allowance against our net U.S. deferred tax assets and a partial valuation allowance against our foreign deferred tax assets.  We reassess the need for our valuation allowance on a quarterly basis. If it is later determined that a portion or all of the valuation allowance is not required it generally will be a benefit to the income tax provision in the period such determination is made.

The Company does not anticipate a material change in the total amount or composition of its unrecognized tax benefits within 12 months of June 30, 2014.

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

Index
On April 3, 2014, LT Tech LLC filed a complaint against the Company in U.S. District Court for the Eastern District of Texas alleging infringement of United States Patent No. 6,177,932.  LT Tech LLC is believed to be a non-practicing entity (“NPE”) and has filed several patent infringement lawsuits against other companies in U.S. District Court for the Eastern District of Texas and elsewhere.  On June 30, 2014, the Company and LT Tech LLC executed a Settlement and License Agreement according to which the Company paid LT Tech LLC a total amount of $150,000 which was recorded as a charge against earnings in cost of services in the second quarter of 2014. On July 8, 2014, the Company obtained a dismissal for the complaint filed by LT Tech LLC. The Company denies any wrongdoing or liability and entered into the settlement to minimize the costs of defense.

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

Guarantees

We have identified guarantees in accordance with ASC 450, Contingencies. This guidance stipulates that an entity must recognize an initial liability for the fair value of the obligation it assumes under the guarantee at the time it issues such a guarantee, and must disclose that information in its interim and annual financial statements. We have entered into various service level agreements with our partners, in which we may guarantee the maintenance of certain service level thresholds. Under some circumstances, if we do not meet these thresholds, we may be liable for certain financial costs. We evaluate costs for such guarantees under the provisions of ASC 450. We consider such factors as the degree of probability that we would be required to satisfy the liability associated with the guarantee and the ability to make a reasonable estimate of the resulting cost. We incurred zero and immaterial costs as a result of such obligations during the three and six months ended June 30, 2013, respectively. No costs were incurred during the three and six months ended June 30, 2014. We have not accrued any liabilities related to such obligations in the condensed consolidated financial statements as of June 30, 2014 and December 31, 2013.

Note 5.  Intangible Assets

Amortization expense and other related to intangible assets for the three and six months ended June 30, 2014 was $273,000 and $546,000, respectively. Amortization expense and other related to intangible assets for the three and six months ended June 30, 2013 was $335,000 and $670,000, respectively.

The following table summarizes the components of intangible assets (in thousands):

	Non- compete	Partner Relationships	Customer Base	Technology Rights	Tradenames	Indefinite Life Intangibles	Total
As of June 30, 2014
Gross carrying value	$593	$145	$641	$5,330	$760	$250	$7,719
Accumulated amortization	(502)	(145)	(407)	(3,135)	(621)	—	(4,810)
Net carrying value	$91	$—	$234	$2,195	$139	$250	$2,909

As of December 31, 2013
Gross carrying value	$593	$145	$641	$5,330	$760	$250	$7,719
Accumulated amortization	(477)	(145)	(361)	(2,689)	(593)	—	(4,265)
Net carrying value	$116	$—	$280	$2,641	$167	$250	$3,454

In December 2006, we acquired the use of a toll-free telephone number for cash consideration of $250,000.  This asset has an indefinite useful life.

Index
The estimated future amortization expense of intangible assets, with the exception of the indefinite-life intangible assets as of June 30, 2014 is as follows (in thousands):

Fiscal Year	Amount
2014(July-December)	546
2015	1,069
2016	1,028
2017	16
Total	$2,659

Weighted average remaining useful life	2.47 years

Note 6. Other Accrued Liabilities

Other accrued liabilities consist of the following (in thousands):

	As of June 30, 2014	As of December 31, 2013
Accrued expenses	$3,336	$2,135
Customer deposits	369	481
Restructuring expenses	—	431
Other accrued liabilities	150	312
Total other accrued liabilities	$3,855	$3,359

Note 7. Stockholder’s Equity

Stock Options

The following table represents the stock option activity for the six months ended June 30, 2014:

	Number of Shares	Weighted Average Exercise Price per Share	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value (in thousands)
Outstanding options at December 31, 2013	5,382,391	$3.55	3.66	$4,039
Granted	1,310,750	$2.23
Exercised	(316,428)	$2.31
Forfeited	(793,913)	$3.89
Outstanding options at June 30, 2014	5,582,800	$3.26	4.26	$1,314
Options vested and expected to vest	5,376,222	$3.28	4.06	$1,236
Exercisable at June 30, 2014	3,567,845	$3.42	1.67	$655

The aggregate intrinsic value in the table above represents the total pre-tax intrinsic value that would have been received by the option holders had they all exercised their options on June 30, 2014. This amount changes based on the fair market value of our stock.  The aggregate intrinsic value of options exercised under our stock option plans was $47,000 and $54,000 during the three and six months ended June 30, 2014, respectively, and $2.1 million and $4.6 million during the three and six months ended June 30, 2013, respectively.  Total fair value of options vested was $175,000 and $314,000 during the three and six months ended June 30, 2014, respectively, and $756,000 and $1.2 million during the three and six months ended June 30, 2013, respectively.

At June 30, 2014, there was $2.3 million of unrecognized compensation cost related to existing stock options outstanding which is expected to be recognized over a weighted average period of 2.33 years.

On February 11, 2014, Joshua Pickus, the Company’s former President and Chief Executive Officer submitted his written resignation effective April 1, 2014. Also effective April 1, 2014, Mr. Pickus resigned as a member of the Company’s Board of Directors. In connection with Mr. Pickus’ resignation the Compensation Committee of the Board of Directors, considering all relevant factors and the best interest of the Company's stockholders, approved the extension of the post-termination exercise period for the vested portions of each of Mr. Pickus’ outstanding stock option grants from 90 days following termination to December 31, 2014, in order to permit the orderly exercise and disposition of shares under his vested grants prior to their expiration. No other terms of the stock options were modified.  As part of the modification of the stock options, the Company recorded an incremental stock-based compensation expense of approximately $193,000 in the three months ended March 31, 2014.

Index
During the second quarter of 2014, the Company’s Compensation Committee approved the grant of (i) 750,000 market-based stock options to the Company’s new President and Chief Executive Officer, and (ii) 112,500 market-based stock options to certain key executives. The market-based stock options shall only be exercisable, to the extent vested, upon the Company’s achievement of specified stock price thresholds. In accordance with ASC 718, the Company estimated the grant-date fair values of its market-base stock options at $1.27 - $1.33 per share with derived service periods of 1.87 - 4.52 years using a Monte-Carlo simulation model.

Employee Stock Purchase Plan

In the second quarter of 2011, to advance the interests of the Company and its stockholders by providing an incentive to attract, retain and reward eligible employees and by motivating such persons to contribute to the growth and profitability of the Company, the Company’s Board of Directors and stockholders approved an ESPP and reserved 1,000,000 shares of our common stock for issuance effective as of May 15, 2011. The ESPP continues in effect for ten (10) years from its effective date unless terminated earlier by the Company. The ESPP consists of six-month offering periods during which employees may enroll in the plan.  The purchase price on each purchase date shall not be less than eighty‑five percent (85%) of the lesser of (a) the fair market value of a share of stock on the offering date of the offering period or (b) the fair market value of a share of stock on the purchase date.  During the six months ended June 30, 2014, 61,575 shares were granted under ESPP.

Restricted Stock Units

The following table represents RSU activity for the six months ended June 30, 2014:

	Number of Shares	Weighted Average Grant-Date Fair Value per Share	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
Outstanding RSUs at December 31, 2013	1,658,846	$5.09	1.57	$6,287
Awarded	664,731	$2.36
Released	(231,908)	$4.08
Forfeited	(617,305)	$4.89
Outstanding RSUs at June 30, 2014	1,474,364	$4.11	1.60	$3,995

On May 16, 2014, pursuant to the employment offer letter as approved by the Company's Compensation Committee, and in addition to the market-based stock options, the Company issued 218,752 RSUs to the Company’s new President and Chief Executive Officer. These RSUs vest over four years from the grant date in equal annual vesting tranches with 25% becoming vested on each of the first four anniversaries of the grant date subject to continuous service.

On June 4, 2014, the Board of Directors of the Company approved, based on recommendations of the Compensation Committee, a grant of 108,225 RSUs to non-employee directors based on a fair market value of $2.31 per share which represents the closing price of the Company’s common stock on the Nasdaq Global Select Market (“Nasdaq”) on June 4, 2014.  These RSUs vest upon the first anniversary of the grant date.

At June 30, 2014, there was $4.2 million of unrecognized compensation cost related to RSUs which is expected to be recognized over a weighted average period of 2.70 years.

Stock Repurchase Program

On April 27, 2005, our Board of Directors authorized the repurchase of up to 2,000,000 outstanding shares of our common stock. As of June 30, 2014 the maximum number of shares remaining that can be repurchased under this program was 1,807,402. The Company does not intend to repurchase shares without a further approval from its Board of Directors.

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

Overview

Support.com is a leading provider of cloud software and services for technology support. Our technology support programs help leading brands create new revenue streams and deepen customer relationships. Our cloud-based Nexus Service Platform (“Nexus”) enables companies to boost their support productivity, dramatically improve their customer experience and resolve connected technology issues quickly. We offer turnkey solutions including technology and labor and we also provide our Nexus separately on a software-as-a-service (“SaaS”) basis. Support.com is the choice of leading communications providers, top retailers, and other important brands in software and connected technology.

Total revenue for the second quarter of 2014 was relatively consistent year-over-year. Revenue from services increased 14% year-over-year due to continued growth in our channel programs, mainly the programs with Comcast. Revenue from software and other decreased 54% year-over-year due to a decision to discontinue our largest advertising placements in the second half of 2013 because they were no longer profitable, with revenue from end-user software products declining and revenue from licensing of our Nexus growing.

Cost of services for the second quarter of 2014 increased 64% year-over-year primarily as a result of the hiring of additional technology specialists for our home networking support bundle program and Xfinity home program with Comcast. Cost of software and other for the second quarter of 2014 decreased 16% year-over-year due to lower sales of end-user software products driven by our decision to discontinue our largest advertising placements in the second half of 2013.  Total gross margin declined from 55% to 27% year-over-year due to a higher percentage of revenues generated by the lower margin Comcast home networking support bundle program and Comcast Xfinity home program which replaced the higher margin Comcast Xfinity signature support program.

Operating expenses for the second quarter of 2014 decreased 28% from the same period in 2013, primarily driven by lower sales and marketing expense related to end-user software products as a result of our decision to discontinue our largest advertising placements in the second half of 2013.

During the second quarter of 2014, the Company and the combined Office Depot and OfficeMax organization entered into a joint amendment which renewed our program with the combined organization through May 31, 2016.

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

Critical Accounting Policies and Estimates

In preparing our financial statements, we make estimates, assumptions and judgments that can have a significant impact on our revenue, operating income or loss and net income or loss, as well as on the value of certain assets and liabilities on our condensed consolidated balance sheet. We believe that the estimates, assumptions and judgments involved in the accounting policies described in Management’s Discussion and Analysis of Financial Condition and Results of Operations in Item 7 of our Annual Report on Form 10-K for the fiscal year ended December 31, 2013 have the greatest potential impact on our condensed consolidated financial statements, so we consider them to be our critical accounting policies and estimates.  There have been no significant changes in these critical accounting policies and estimates during the three and six months ending June 30, 2014.

Index
RESULTS OF OPERATIONS

The following table sets forth the results of operations for the three and six months ended June 30, 2014 and 2013 expressed as a percentage of total revenue.

	Three Months		Six Months
	Ended		Ended
	June 30,		June 30,
	2014	2013	2014	2013
Revenue:
Services	91%	80%	90%	81%
Software and other	9	20	10	19
Total revenue	100	100	100	100

Costs of revenue:
Cost of services	72	44	71	45
Cost of software and other	1	1	1	1
Total cost of revenue	73	45	72	46

Gross profit	27	55	28	54
Operating expenses:
Research and development	5	6	6	7
Sales and marketing	8	22	8	21
General and administrative	15	12	15	13
Amortization of intangible assets and other	1	2	1	2
Total operating expenses	29	42	30	43

Income (loss) from operations	(2)	13	(2)	11

Interest and other income, net	0	1	0	1

Income (loss) from continuing operations, before income taxes	(2)	14	(2)	12

Income tax provision	1	1	1	1

Income (loss) from continuing operations, after income taxes	(3)	13	(3)	11

Loss from discontinued operations, after income taxes	(0)	(0)	(0)	(0)

Net income (loss)	(3)%	13%	(3)%	11%

REVENUE

	Three Months Ended June 30,				Six Months Ended June 30,
In thousands, except percentages	2014	2013	$ Change	% Change	2014	2013	$ Change	% Change

Services	$18,335	$16,128	$2,207	14%	$35,061	$32,574	$2,487	8%
Software and other	1,843	3,996	(2,153)	(54)%	3,730	7,752	(4,022)	(52)%
Total revenue	$20,178	$20,124	$54	-%	$38,791	$40,326	$(1,535)	(4)%

Index
Services. Services revenue consists primarily of fees for technology services generated from our partners.  We provide these services remotely, generally using service delivery personnel who utilize our proprietary technology to deliver the services.  Services revenue for the three and six months ended June 30, 2014 increased by $2.2 million and $2.5 million, respectively, from the same periods in 2013 mainly due to continued growth in our Comcast channel programs. For the three months ended June 30, 2014, services revenue generated from our partnerships was $16.9 million compared to $15.3 million for the same period in 2013.  Direct services revenue was $1.4 million for the three months ended June 30, 2014 compared to $834,000 for the same period in 2013. For the six months ended June 30, 2014, services revenue generated from our partnerships was $32.5 million compared to $30.9 million for the same period in 2013.  Direct services revenue was $2.6 million for the three months ended June 30, 2014 compared to $1.7 million for the same period in 2013.

Software and other. Software and other revenue is comprised primarily of fees for end-user software products provided through direct customer downloads, and, to a lesser extent, through the sale of this software via partners and licensing of our Nexus. Software and other revenue for the three and six months ended June 30, 2014 decreased by $2.2 million, or 54%, and $4.0 million, or 52%, respectively, from the same periods in 2013 due to a decision to discontinue our largest advertising placements in the second half of 2013.  For the three months ended June 30, 2014, revenue from software and other generated from our direct sales was $1.2 million compared to $2.4 million for the same period in 2013. Software revenue and other generated from our partnerships was $610,000 for the three months ended June 30, 2014 compared to $1.6 million for the same period in 2013. For the six months ended June 30, 2014, revenue from software and other generated from our direct sales was $2.4 million compared to $4.6 million for the same period in 2013. Software revenue and other generated from our partnerships was $1.3 million for the six months ended June 30, 2014 compared to $3.1 million for the same period in 2013.

COSTS AND EXPENSES

Costs of Revenue

	Three Months Ended June 30,				Six Months Ended June 30,
In thousands, except percentages	2014	2013	$ Change	% Change	2014	2013	$ Change	% Change

Cost of services	$14,531	$8,838	$5,693	64%	$27,493	$18,148	$9,345	51%
Cost of software and other	228	271	(43)	(16)%	467	578	(111)	(19)%
Total cost of revenue	$14,759	$9,109	$5,650	62%	$27,960	$18,726	$9,234	49%

Cost of services.  Cost of services consists primarily of compensation costs and contractor expenses for people providing services, technology and telecommunication expenses related to the delivery of services and other personnel-related expenses in service delivery.  The increase of $5.7 million and $9.3 million in cost of services for the three and six months ended June 30, 2014, respectively, compared to the same periods in 2013 was mainly driven by the hiring of additional technology specialists for our home networking support bundle program and Xfinity home program with Comcast.

Cost of software and other.  Cost of software and other fees consists primarily of third-party royalty fees for our end-user software products.  Certain of these products were developed using third-party research and development resources, and the third party receives royalty payments on sales of products it developed.  The decrease of $43,000 and $111,000 in cost of software and other for the three and six months ended June 30, 2014, respectively, compared to the same periods in 2013 was primarily due to lower sales of end-user software products driven by our decision to discontinue our largest advertising placements in the second half of 2013.

Operating Expenses

	Three Months Ended June 30,				Six Months Ended June 30,
In thousands, except percentages	2014	2013	$ Change	% Change	2014	2013	$ Change	% Change

Research and development	$1,057	$1,282	$(225)	(18)%	$2,411	$2,870	$(459)	(16)%
Sales and marketing	$1,688	$4,375	$(2,687)	(61)%	$3,239	$8,311	$(5,072)	(61)%
General and administrative	$2,980	$2,354	$626	27%	$5,643	$5,117	$526	10%

Index
Research and development. Research and development expense consists primarily of compensation costs, third-party consulting expenses and related overhead costs for research and development personnel. Research and development costs are expensed as they are incurred.  The decrease of $225,000 in research and development expense for the three months ended June 30, 2014 compared to the same period in 2013 resulted primarily from decreases in salary and employee related expenses of $64,000 and stock-based compensation expenses of $133,000 due to a decrease in headcount. The decrease of $459,000 in research and development expense for the six months ended June 30, 2014 compared to the same period in 2013 resulted primarily from decreases in salary and employee related expenses of $263,000 and stock-based compensation expenses of $179,000 due to a decrease in headcount.

Sales and marketing. Sales and marketing expense consists primarily of compensation costs of business development, program management and marketing personnel, as well as expenses for lead generation and promotional activities, including public relations, advertising and marketing.  The decrease of $2.7 million and $5.1 million in sales and marketing expense for the three and six months ended June 30, 2014 compared to for the same periods in 2013 resulted  from our decision to discontinue our largest advertising placements in the second half of 2013.

General and administrative. General and administrative expense consists primarily of compensation costs and related overhead costs for administrative personnel and professional fees for legal, accounting and other professional services.  The increase of $626,000 in general and administrative expense for the three months ended June 30, 2014 compared to the same period in 2013 was primarily due to increase of $273,000 in recruiting fees for certain corporate positions and hiring expenses to support the growth in our services programs and lower franchise tax expense in the second quarter of 2013. The increase of $526,000 in general and administrative expense for the six months ended June 30, 2014 compared to the same period in 2013 was primarily due to increase of $150,000 in recruiting fees for certain corporate positions and hiring expenses to support the growth in our services programs and lower franchise tax expense in the second quarter of 2013.

Amortization of Intangible Assets and Other

	Three Months Ended June 30,				Six Months Ended June 30,
In thousands, except percentages	2014	2013	$ Change	% Change	2014	2013	$ Change	% Change

Amortization of intangible assets and other	$273	$335	$(62)	(19)%	$546	$670	$(124)	(19)%

The decrease in amortization of intangible assets and other for the three and six months ended June 30, 2014 compared to the same periods in 2013 was primarily due to certain intangible assets becoming fully amortized as of the end of 2013.

INTEREST INCOME AND OTHER, NET

	Three Months Ended June 30,				Six Months Ended June 30,
In thousands, except percentages	2014	2013	$ Change	% Change	2014	2013	$ Change	% Change

Interest income and other, net	$62	$108	$(46)	43%	$140	$181	$(41)	(23)%

INCOME TAX PROVISION

	Three Months Ended June 30,				Six Months Ended June 30,
In thousands, except percentages	2014	2013	$ Change	% Change	2014	2013	$ Change	% Change

Income tax provision	$132	$177	$(45)	(25)%	$257	$326	$(69)	(21)%

The provision for income taxes is comprised of estimates of current taxes due in domestic and foreign jurisdictions. For the three and six months ended June 30, 2014 and 2013, the income tax provision primarily consisted of state income tax, foreign taxes, and tax expense related to the recording of a deferred tax liability that results from the amortization for income tax purposes of acquisition-related goodwill.  The decrease in the income tax provision from 2013 to 2014 was primarily due to lower domestic and foreign income.

Index
LIQUIDITY AND CAPITAL RESOURCES

Total cash, cash equivalents and investments at June 30, 2014 was $75.6 million, compared to $72.4 million at December 31, 2013.  Cash equivalents and investments are comprised of money market funds, certificates of deposit, corporate notes and bonds, and U.S. government agency securities.  The increase was primarily due to $2.8 million in cash generated from operating activities.

Operating Activities

Net cash provided by operating activities was $2.8 million and $7.1 million for the six months ended June 30, 2014 and 2013, respectively.  Net cash provided by operating activities primarily reflects the net income (loss) for the period, adjusted for non-cash items such as depreciation, amortization of premiums and discounts on investments, stock-based compensation expense and amortization of intangible assets, and changes in operating assets and liabilities.

Net cash provided by operating activities was $2.8 million for the six months ended June 30, 2014 and resulted primarily from a net loss for the period of $1.1 million adjusted for non-cash items totaling $2.3 million and changes in operating assets and liabilities of $1.6 million  Adjustment for non-cash items primarily consisted of stock-based compensation expense of $1.3 million, amortization of intangible assets and other of $546,000, amortization of premiums and discounts on investments of $384,000 and depreciation of $145,000.  The changes in operating assets and liabilities primarily consisted of a decrease in accounts receivable of $888,000, a decrease in prepaid expenses and other current assets of $470,000 and an increase in other accrued liabilities of $499,000 which were offset by a decrease in deferred revenue of $454,000.

Net cash provided by operating activities was $7.1 million for the six months ended June 30, 2013 and resulted primarily from net income for the period of $4.5 million adjusted for non-cash items totaling $2.7 million and changes in operating assets and liabilities of ($129,000).  Adjustment for non-cash items primarily consisted of stock-based compensation expense of $1.6 million, amortization of intangible assets and other of $670,000, amortization of premiums and discounts of investments of $294,000 and depreciation of $179,000.  The changes in operating assets and liabilities primarily consisted of an increase in other accrued liabilities of $1.5 million due to an increase in sales and marketing activities during the period offset by a decrease in deferred revenue of $1.7 million.

Investing Activities

Net cash used in investing activities was $4.6 million and $5.2 million for the six months ended June 30, 2014 and 2013, respectively.  Net cash used in investing activities for the six months ended June 30, 2014 was primarily due to purchases of property and equipment of $138,000 and purchases of investments of $38.9 million, offset by maturities of investments of $34.4 million. Net cash used in investing activities for the six months ended June 30, 2013 was primarily due to purchases of property and equipment of $67,000 and purchases of investments of $19.6 million, offset by maturities of investments of $14.5 million.

Financing Activities

Net cash provided by financing activities was $850,000 and $2.1 million for the six months ended June 30, 2014 and 2013, respectively. Net cash provided by financing activities for the six months ended June 30, 2014 was from the proceeds of exercises of employee stock options and the purchase of common stock under the Company’s ESPP of $850,000.  Net cash provided by financing activities for the six months ended June 30, 2013 was from the proceeds of exercises of employee stock options and the purchase of common stock under the Company’s ESPP of $6.2 million offset by the repurchase of shares of $4.1 million (net repurchase of $1.8 million after considering proceeds from the exercise of stock options that resulted in shares that were repurchased).

Working Capital and Capital Expenditure Requirements

At June 30, 2014, stockholders’ equity was $96.4 million and working capital was $79.6 million. We believe that our existing cash balances will be sufficient to meet our working capital requirements and our planned capital expenditures for at least the next 12 months.

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

As of June 30, 2014, we held $48.1 million in short-term investments (excluding cash and cash equivalents), which consisted primarily of government debt securities, corporate notes and bonds, and commercial paper. The weighted average interest rate of our portfolio was approximately 0.21% at June 30, 2014. A decline in interest rates over time would reduce our interest income from our investments. A hypothetical 10% increase or decrease in interest rates, however, would not have a material impact adverse effect on our financial condition.

Impact of Foreign Currency Rate Changes

The functional currencies of our international operating subsidiaries are the local currencies. We translate the assets and liabilities of our foreign subsidiaries at the exchange rates in effect on the balance sheet date. We translate their income and expenses at the average rates of exchange in effect during the period. We include translation gains and losses in the stockholders’ equity section of our consolidated balance sheets. We include net gains and losses resulting from foreign exchange transactions in interest income and other in our consolidated statements of operations. Since we translate foreign currencies (primarily Canadian dollars and Indian rupees) into U.S. dollars for a small portion of our operations, currency fluctuations have had an immaterial impact on our consolidated statements of operations. We have both revenue and expenses that are denominated in foreign currencies. Neither a weaker or stronger U.S. dollar environment would have a material impact on our consolidated statement of operations. The historical impact of currency fluctuations on our consolidated statements of operations has generally been immaterial. As of June 30, 2014, we did not engage in foreign currency hedging activities.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended June 30, 2014 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II	OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

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

This report contains forward-looking statements regarding our business and expected future performance as well as assumptions underlying or relating to such statements of expectation, all of which are “forward looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. We are subject to many risks and uncertainties that may materially affect our business and future performance and cause those forward-looking statements to be inaccurate. Words such as “expects,” “anticipates,” “intends,” “plans,” “believes,” “forecasts,” “estimates,” “seeks,” “may result in,” “focused on,” “continue to,” and similar expressions often identify forward-looking statements. In this report, forward-looking statements include, without limitation, statements regarding the following:

●	Our expectations and beliefs regarding future financial results;

●	Our expectations regarding partners, renewal of contracts with these partners and the anticipated timing and magnitude of revenue from programs with these partners;

●	Our ability to successfully license, implement and support our Nexus independent of our services;

●	Our expectations regarding sales of our end-user software products, and our ability to source, develop and distribute enhanced versions of these products;

●	Our ability to successfully monetize customers who receive free versions of our end-user software products;

●	Our ability to expand and diversify our customer base;

●	Our ability to execute effectively in the SMB market;

●	Our ability to offer subscriptions to our services in a profitable manner;

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

●	Our ability to match staffing levels with service volume in a cost-effective manner;

●	Our ability to manage contract labor as a component of our workforce;

Index
●	Our ability to operate successfully in a time-based billing model;

●	Our ability to adapt to changes in the market for technology support services;

●	Our ability to manage sales costs in programs where we are responsible for sales;

●	Our ability to successfully manage advertising costs associated with our end-user software products;

●	Our beliefs and expectations regarding the introduction of new services and products, including additional software products and service offerings for devices beyond computers and routers;

●	Our expectations regarding revenues, cash flows and expenses, including cost of revenue, sales and marketing, research and development efforts, and administrative expenses;

●	Our assessment of seasonality, mix of revenue, and other trends for our business and the business of our partners;

●	Our ability to deliver projected levels of profitability;

●	Our expectations regarding the costs and other effects of acquisition and disposition transactions;

●	Our expectations regarding unit volumes, pricing and other factors in the market for computers and other technology devices, and the effects of such factors on our business;

●	Our ability to successfully operate in markets that are subject to extensive regulation;

●	Our expectations regarding the results of pending, threatened or future litigation;

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

Through the fourth quarter of 2013, we delivered six consecutive quarters of profitability. Since then we have sustained significant changes in our partner programs with Comcast that have been materially affecting our revenue and margins. We intend to make significant investments in support of our business, and expect to experience periods of losses in the future notwithstanding our efforts to maintain profitability. If we fail to achieve revenue growth as a result of our additional investments and efforts, or if such revenue growth does not result in achieving profitability, the market price of our common stock could further decline. A period of losses would result in usage of cash to fund our operating activities and a corresponding reduction in our cash balance.

Index
Our business is based on a relatively new and evolving business model.

We are executing a plan to grow our business by providing technology support services, licensing our Nexus and providing end-user software products. We may not be able to offer these software and services products successfully. Our technology specialists are generally home-based, which requires a high degree of coordination and quality control of employees working from diverse and remote locations. We have experienced financial losses in our business during the first two quarters in 2014 and we may use cash and incur losses in the future to support our growth initiatives. Our investments, which typically are made in advance of revenue, may not yield increased revenue to offset these expenses. As a result of these factors, the future revenue and income potential of our business is uncertain. Any evaluation of our business and our prospects must be considered in light of these factors and the risks and uncertainties often encountered by companies in our early stage of development. Some of these risks and uncertainties relate to our ability to do the following:

●	Maintain our current relationships and programs, and develop new relationships, with partners and licensees of our Nexus on acceptable terms or at all;
●	Reach prospective customers for our end-user software in a cost-effective fashion;
●	Reduce our dependence on a limited number of partners for a substantial majority of our revenue;
●	Successfully license our Nexus;
●	Attract and retain qualified management and employees;
●
Hire, train, manage and retain our home-based technology specialists and enhance the flexibility of our staffing model in a cost-effective fashion and in quantities sufficient to meet forecast requirements;

●	Manage substantial headcount changes over short periods of time;
●	Manage contract labor efficiently and effectively;
●	Meet revenue targets;
●	Maintain gross and operating margins;
●	Match staffing levels with demand for services and forecast requirements;
●	Obtain bonuses and avoid penalties in contractual arrangements;
●	Operate successfully in a time-based pricing model;
●	Operate effectively in the SMB market;
●	Offer subscriptions to our services in a profitable manner;
●	Successfully introduce new, and adapt our existing, services and products for consumers and SMBs;
●	Respond effectively to changes in the market for technology support services;
●	Respond effectively to changes in the online advertising markets in which we participate;
●	Respond effectively to competition;
●	Respond to changes in macroeconomic conditions as they affect our and our partners’ operations;
●	Realize benefits of any acquisitions we make;
●	Adapt to changes in the markets we serve, including the decline in sales of personal computers, the proliferation of tablets and other mobile devices and the introduction of new devices into the connected home;
●	Adapt to changes in our industry, including consolidation;
●	Respond to government regulations relating to our current and future business;
●	Manage and respond to present, threatened, and future litigation; and
●	Manage our expanding operations and implement and improve our operational, financial and management controls.

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

Several factors that have contributed or may in the future contribute to fluctuations in our operating results include:

●	Demand for our services and products;
●	The performance of our partners;
●	Change in or discontinuance of our principal programs with partners;
●	Our reliance on a small number of partners for a substantial majority of our revenue;
●	Instability or decline in the global macroeconomic climate and its effect on our and our partners’ operations;
●	Our ability to successfully license our Nexus;

Index
●	The availability and cost-effectiveness of advertising placements for our software products and our ability to respond to changes in the online advertising markets in which we participate;
●	Our ability to serve the SMB market;
●	Our ability to attract and retain qualified management and employees;
●	The efficiency and effectivity of our technology specialists;
●	Our ability to effectively match staffing levels with service volumes on a cost-effective basis;
●	Our ability to manage contract labor;
●
Our ability to hire, train, manage and retain our home-based technology specialists and enhance the flexibility of our staffing model in a cost-effective fashion and in quantities sufficient to meet forecast requirements;

●	Our ability to manage substantial headcount changes over short periods of time;
●	Our ability to manage sales costs in programs where we are responsible for sales;
●	Our ability to operate successfully in a time-based pricing model;
●	Our ability to attract and retain partners;
●	The price and mix of products and services we or our competitors offer;
●	Pricing levels and structures in the market for technology support services;
●	Our ability to successfully monetize customers who receive free versions of our software;
●	Usage rates on the subscriptions we offer;
●	The rate of expansion of our offerings and our investments therein;
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

For the three months ended June 30, 2014, Comcast (61%) and the combined Office Depot and OfficeMax organization (16%) accounted for 10% or more of our total revenue. For the six months ended June 30, 2014, Comcast (59%) and the combined Office Depot and OfficeMax organization (18%) accounted for 10% or more of our total revenue. The loss of these or other significant relationships, the change of the terms or terminations of our arrangements with any of these firms, the reduction or discontinuance of programs with any of these firms, or the failure of any of these firms to achieve their targets could adversely affect our business.  Generally, the agreements with our partners do not require them to conduct any minimum amount of business with us, and therefore they have decided in the past and could decide at any time in the future to reduce or eliminate their programs or the use of our services in such programs. They may also enter into multi-sourcing arrangements with other vendors for services previously provided exclusively by us. Further, we may not successfully obtain new partners or customers. There is also the risk that, once established, our programs with these and other partners may take longer than we expect to produce revenue or may not produce revenue at all, and the revenue produced may not be profitable if the costs of performing under the program are greater than anticipated or the program terminates before up-front investments can be recouped. One or more of our key partners may also choose not to renew their relationship with us, discontinue certain programs (as recently occurred at Comcast), offer them only on a limited basis or devote insufficient time and attention to promoting them to their customers. Some of our key partners may prefer not to work with us if we also partner with their competitors. If any of these key partners merge with one of their competitors (as recently occurred at Office Depot and OfficeMax), all of these risks could be exacerbated.

Index
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

Our Nexus license offering is in its early stages and failure to market, sell and develop the offering effectively and competitively could result in a lack of growth.

A number of competitive offerings exist in the market, providing various feature sets that may overlap with our Nexus today or in the future.  Some competitors in this market far exceed our spending on sales and marketing activities and benefit from greater existing brand awareness, channel relationships and existing customer relationships.  We may not be able to reach the market effectively and adequately or convey our differentiation as needed to grow our customer base.  To reach our target market effectively, we may be required to invest substantial resources in sales and marketing and research and development activities, which could have a material adverse effect on our financial results. In addition, if we fail to develop and maintain competitive features, deliver high-quality products and satisfy existing customers, our Nexus license offering could fail to grow.  Growth in Nexus license revenue also depends on scaling our multi-tenant technology platform flexibly and cost-effectively to meet changing customer demand.  Disruptions in infrastructure operations as described below could impair our ability to deliver our Nexus to customers, thereby affecting our reputation with existing and prospective customers and possibly resulting in monetary penalties or financial losses.

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

Index
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

Changes in the market for computers and other consumer electronics and in the technology support services market could adversely affect our business.

Reductions in unit volumes of sales for computers and other devices we support, or in the prices of such equipment, could adversely affect our business. We offer both services that are attached to the sales of new computers and other devices, and services designed to fix existing computers and other devices. Declines in the unit volumes sold of these devices or declines in the pricing of such devices could adversely affect demand for our services or our revenue mix, either of which would harm our operating results. Further, we do not support all types of computers and devices, meaning that we must select and focus on certain operating systems and technology standards for computers, tablets, smart phones, and other devices.  We may not be successful in supporting new devices in the connected home, and consumers and SMBs may prefer equipment we do not support, which may decrease the market for our services and products if customers migrate away from platforms we support.  In addition, the structures and pricing models for programs in the technology support services market may change in ways that reduce our revenues and our margins.

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

We depend on the continuing operation of our information technology and communication systems and those of our third-party service providers. Any damage to or failure of those systems could result in interruptions in our service, which could reduce our revenues and damage our reputation. The technology we use to serve partners and the Nexus services we license are hosted at a third-party facility located in the United States, and we use a separate, independent third-party facility in the United States for emergency back-up and failover services in support of the hosted site.  These two facilities are operated by unrelated publicly held companies specializing in operating such facilities, and we do not control the operation of these facilities.  These facilities may experience unplanned outages and other technical difficulties in the future, and are vulnerable to damage or interruption from fires, floods, earthquakes, telecommunications and connectivity failures, power failures, and similar events. These facilities are also subject to risks from vandalism, break-ins, intrusion, and other malicious attacks. Despite substantial precautions taken, such as disaster recovery planning and back-up procedures, a natural disaster, act of terrorism or other unanticipated problem could cause a loss of information and data and lengthy interruptions in the availability of our services and technology platform offerings, as our backup systems may not be able to meet our needs for an extended period of time. We rely on hosted systems maintained by third-party providers to deliver technology services and our Nexus to customers, including taking customer orders, handling telecommunications for customer calls, tracking sales and service delivery and making platform functionality available to customers. Any interruption or failure of our internal or external systems could prevent us or our service providers from accepting orders and delivering services, or cause company and consumer data to be unintentionally disclosed. Our continuing efforts to upgrade and enhance the security and reliability of our information technology and communications infrastructure could be very costly, and we may have to expend significant resources to remedy problems such as a security breach or service interruption. Interruptions in our services resulting from labor disputes, telephone or Internet failures, power or service outages, natural disasters or other events, or a security breach could reduce our revenue, increase our costs, cause customers and partners and licensees to fail to renew or to terminate their use of our offerings, and harm our reputation and our ability to attract new customers.  We maintain insurance programs with highly rated carriers using policies that are designed for businesses in the technology sector and that expressly address, among other things, cyber-attacks and potential harm resulting from incidents such as data privacy breaches; but depending on the type of damages, the amount, and the cause, all or part of any financial losses experienced may be excluded by the policies resulting in material financial losses for us.

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

The markets for our software and services products are still rapidly evolving, and we may not be able to compete successfully against current and potential competitors. Our ability to expand our business will depend on our ability to maintain our technological advantage, introduce timely enhanced products and services to meet growing support needs, deliver on-going value to our customers, scale our business cost-effectively, and develop complimentary relationships with other companies providing services or products to our partners. Competition in our markets could reduce our market share or require us to reduce the price of products and services, which could harm our business, financial condition and operating results.

The competitors in our markets for software and services can have some or all of the following comparative advantages: longer operating histories, greater economies of scale, greater financial resources, greater engineering and technical resources, greater sales and marketing resources, stronger strategic alliances and distribution channels, lower labor costs, larger user bases, products with different functions and feature sets and greater brand recognition than we have. We expect new competitors to continue to enter the markets in which we operate.

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

Index
We rely on third-party technologies in providing certain of our software and services. Our inability to use, retain or integrate third-party technologies and relationships could delay service or software development and could harm our business.

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

We expect to support, among other programs, partners offering home security services.  Because these services related to programs intended to help protect the lives and property, real and personal, of consumers, we may have greater exposure to liability and litigation risks than businesses that provide support for other consumer and SMB products and services.  Our ability to limit our liability for the acts or omissions of our employees in our contract terms with partners and consumers in relation to such programs may be substantially less than in other markets we serve, which is to say, we may have much greater inherent legal liability exposure in such programs than is customarily seen in programs for markets we have offered historically.  In the event of litigation with respect to such matters, it is possible that our risk-mitigation provisions in contracts may be deemed not applicable or unenforceable exposing us to substantial liability exposure, and, regardless of the ultimate outcome, we may incur significant costs of defense that could materially and adversely affect our business, financial condition, results of operations and cash flows.

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

Our business involves direct sale and licensing of software and services to consumers and SMBs, and we typically include customary indemnification provisions in favor of our partners in our agreements for the distribution of our software and services.  As a result we can be subject to consumer litigation and legal proceedings related to our software and services, including putative class action claims and similar legal actions.  Such litigation can be expensive and time-consuming regardless of the merits of any action, and could divert management’s attention from our business.  The cost of defense can be large as can any settlement or judgment in an action. The outcome of any litigation is uncertain and could significantly impact our financial results. Regardless of outcome, litigation can have an adverse impact on us because of defense costs, negative publicity, diversion of management resources and other factors.

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

August 4, 2014	SUPPORT.COM, INC.

	By:	/s/ Roop K. Lakkaraju
Roop K. Lakkaraju
Executive Vice President, Chief Financial Officer and Chief Operating Officer

Index
EXHIBIT INDEX TO SUPPORT.COM, INC.
QUARTERLY REPORT ON FORM 10-Q
FOR THE QUARTER ENDED JUNE 30, 2014

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