Form 10-Q
period 2014-09-30
Support.com, Inc.
filed 2014-11-03
CIK 1104855

UNITED STATES
 SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2014

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

On October 31, 2014, 54,094,101 shares of the Registrant’s Common Stock, $0.0001 par value, were outstanding.

SUPPORT.COM, INC.
FORM 10-Q
QUARTERLY PERIOD ENDED SEPTEMBER 30, 2014

Index
PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

SUPPORT.COM, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands)

	September 30, 2014	December 31, 2013
	(Unaudited)	(1)
ASSETS
Current assets:
Cash and cash equivalents	$31,812	$28,390
Short-term investments	43,498	43,967
Accounts receivable, net	15,190	13,993
Prepaid expenses and other current assets	1,173	1,322
Total current assets	91,673	87,672
Property and equipment, net	428	461
Goodwill	14,240	14,240
Intangible assets, net	2,636	3,454
Other assets	1,192	1,072

Total assets	$110,169	$106,899

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,477	$860
Accrued compensation	3,482	2,157
Other accrued liabilities	3,373	3,359
Short-term deferred revenue	2,630	3,323
Total current liabilities	10,962	9,699
Long-term deferred revenue	61	50
Other long-term liabilities	1,947	1,754
Total liabilities	12,970	11,503

Commitments and contingencies (Note 4)

Stockholders’ equity:
Common stock; par value $0.0001, 150,000,000 shares authorized; 55,284,532 issued and 54,091,934 outstanding at September 30, 2014; 54,474,594 issued and 53,281,996 outstanding at December 31, 2013	5	5
Additional paid-in capital	261,341	258,291
Treasury stock	(5,036)	(5,036)
Accumulated other comprehensive loss	(1,884)	(1,874)
Accumulated deficit	(157,227)	(155,990)
Total stockholders’ equity	97,199	95,396

Total liabilities and stockholders’ equity	$110,169	$106,899

(1)	Derived from the December 31, 2013 audited Consolidated Financial Statements included in our Annual Report on Form 10-K, as filed with the Securities and Exchange Commission (“SEC”) on March 7, 2014.

See accompanying notes.

Index
SUPPORT.COM, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share amounts)
 (Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013

Revenue:
Services	$20,844	$19,585	$56,639	$52,609
Software and other	1,387	3,774	4,382	11,077
Total revenue	22,231	23,359	61,021	63,686

Cost of revenue:
Cost of services	16,020	11,046	43,513	29,194
Cost of software and other	189	294	656	872
Total cost of revenue	16,209	11,340	44,169	30,066

Gross profit	6,022	12,019	16,852	33,620

Operating expenses:
Research and development	1,203	1,456	3,614	4,325
Sales and marketing	1,782	4,120	5,022	12,431
General and administrative	2,808	3,077	8,450	8,193
Amortization of intangible assets and other	273	335	818	1,005
Total operating expenses	6,066	8,988	17,904	25,954
Income (loss) from operations	(44)	3,031	(1,052)	7,666
Interest income and other, net	77	127	217	307
Income (loss) from continuing operations, before income taxes	33	3,158	(835)	7,973
Income tax provision	128	121	385	446
Income (loss) from continuing operations, after income taxes	(95)	3,037	(1,220)	7,527

Loss from discontinued operations, after income taxes	(6)	(5)	(18)	(16)

Net income (loss)	$(101)	$3,032	$(1,238)	$7,511

Basic and diluted earnings (loss) per share:
Continuing operations, after income taxes	$(0.00)	$0.06	$(0.02)	$0.15
Discontinued operations, after income taxes	(0.00)	(0.00)	(0.00)	(0.00)
Basic net earnings (loss) per share	$(0.00)	$0.06	$(0.02)	$0.15

Shares used in computing per share amounts:
Basic	54,028	52,266	53,716	51,080
Diluted	54,028	54,661	53,716	53,508

See accompanying notes.

Index
SUPPORT.COM, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(in thousands)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013

Net income (loss)	$(101)	$3,032	$(1,238)	$7,511

Other comprehensive income (loss):
Change in foreign currency translation adjustment	(86)	(149)	(2)	(375)
Change in net unrealized gain (loss) on investments	(8)	5	(8)	(18)
Other comprehensive loss	(94)	(144)	(10)	(393)

Comprehensive income (loss)	$(195)	$2,888	$(1,248)	$7,118

See accompanying notes.

Index
SUPPORT.COM, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
 (Unaudited)

	Nine Months Ended September 30,
	2014	2013
Operating Activities:
Net income (loss)	$(1,238)	$7,511
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation	209	262
Amortization of premiums and discounts on investments	552	442
Amortization of purchased technology	—	62
Amortization of intangible assets and other	818	1,005
Stock-based compensation	2,057	2,434
Warrant-related charges	—	383
Changes in assets and liabilities:
Accounts receivable, net	(1,197)	(3,955)
Prepaid expenses and other current assets	152	(891)
Other long-term assets	(88)	97
Accounts payable	618	795
Accrued compensation	1,331	1,511
Other accrued liabilities	20	(132)
Other long-term liabilities	123	181
Deferred revenue	(632)	(2,263)
Net cash provided by operating activities	2,725	7,442

Investing Activities:
Purchases of investments	(45,707)	(43,836)
Maturities of investments	45,616	31,046
Purchases of property and equipment	(175)	(178)
Net cash used in investing activities	(266)	(12,968)

Financing Activities:
Proceeds from issuances of common stock	993	9,673
Repurchase of common stock	—	(4,114)
Net cash provided by financing activities	993	5,559

Effect of exchange rate changes on cash and cash equivalents	(30)	(263)

Net increase (decrease) in cash and cash equivalents	3,422	(230)

Cash and cash equivalents at beginning of period	28,390	30,852
Cash and cash equivalents at end of period	$31,812	$30,622

Supplemental schedule of cash flow information:
Income taxes paid	$183	$97

See accompanying notes.

Index
SUPPORT.COM, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 1. Significant Accounting Policies

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements include the accounts of Support.com, Inc. (the “Company” or “Support.com”, “We” or “Our”) and its wholly owned subsidiaries. All intercompany balances and transactions have been eliminated. The condensed consolidated balance sheet as of September 30, 2014 and the condensed consolidated statements of operations and comprehensive income (loss) for the three and nine months ended September 30, 2014 and 2013 and the condensed consolidated statements of cash flows for the nine months ended September 30, 2014 and 2013 are unaudited. In the opinion of management, these unaudited interim condensed consolidated financial statements reflect all adjustments (consisting of normal recurring adjustments) that are necessary for a fair presentation of the results for, and as of, the periods shown. The results of operations for such periods are not necessarily indicative of the results expected for the full fiscal year or for any future period. The condensed consolidated balance sheet information as of December 31, 2013 is derived from audited consolidated financial statements as of that date. These financial statements have been prepared based upon Securities and Exchange Commission (“SEC”) rules that permit reduced disclosure for interim periods. For a more complete discussion of significant accounting policies and certain other information, these unaudited interim condensed consolidated financial statements should be read with the consolidated financial statements and related notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2013, filed with the Securities and Exchange Commission on March 7, 2014.

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

Services Revenue

Services revenue is comprised primarily of fees for technology support services. Our service programs are designed for both the consumer and small and medium business (“SMB”) markets, and include computer and mobile device set-up, security and support, virus and malware removal and wireless network set-up, and automation system onboarding and support.

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

In certain cases, we are paid for services that are sold but not yet delivered. We initially record such balances as deferred revenue, and recognize revenue when the service has been provided or, on the non-subscription portion of these balances, when the likelihood of the service being redeemed by the customer is remote (“services breakage”). Based on our historical redemption patterns for these relationships, we believe that the likelihood of a service being delivered more than 90 days after sale is remote.  We therefore recognize non-subscription deferred revenue balances older than 90 days as services revenue. For the three months ended September 30, 2014 and 2013, services breakage revenue accounted for approximately 1% of our total revenue.  For the nine months ended September 30, 2014 and 2013, services breakage revenue was approximately 1% of our total revenue.

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

Services revenue also includes fees from licensing of our Nexus® cloud-based software.  In such arrangements, customers receive a right to use Nexus in their own technology support organizations. We license Nexus using a software-as-a-service (“SaaS”) model under which customers cannot take possession of the technology and pay us on a per-user basis during the term of the arrangement. In addition, services revenue includes fees from implementation services of Nexus.  Currently, revenues from implementation services are recognized ratably over the customer life which is estimated as the term of the arrangement once the Nexus services are made available to customers. We generally charge for these services on a time and material basis.

Software and Other Revenue

Software and other revenue is comprised primarily of fees for end-user software products provided through direct customer downloads and through the sale of these end-user software products via partners.  Our software is sold to customers as a perpetual license or as a fixed period subscription. We act as the primary obligor and generally control fulfillment, pricing, product requirements, and collection risk and therefore we record the gross amount of revenue. We provide a 30-day money back guarantee for the majority of our end-user software products.

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

We monitor our investments for impairment on a quarterly basis and determine whether a decline in fair value is other-than-temporary by considering factors such as current economic and market conditions, the credit rating of the security’s issuer, the length of time an investment’s fair value has been below our carrying value, the Company’s intent to sell the security and the Company’s belief that it will not be required to sell the security before the recovery of its amortized cost. If an investment’s decline in fair value is deemed to be other-than-temporary, we reduce its carrying value to its estimated fair value, as determined based on quoted market prices or liquidation values. Declines in value judged to be other-than temporary, if any, are recorded in operations as incurred. At September 30, 2014, we evaluated our unrealized gains/losses on available-for-sale securities and determined them to be temporary. We currently do not intend to sell securities with unrealized losses and we concluded that we will not be required to sell these securities before the recovery of their amortized cost basis.  At September 30, 2014 and December 31, 2013, the fair value of cash, cash equivalents and investments was $75.3 million and $72.4 million, respectively.

The following is a summary of cash, cash equivalents and investments at September 30, 2014 and December 31, 2013 (in thousands):

As of September 30, 2014	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Cash	$17,145	$—	$—	$17,145
Money market funds	14,667	—	—	14,667
Certificates of deposits	1,200	—	—	1,200
Commercial paper	1,200	—	—	1,200
Corporate notes and bonds	39,122	1	(26)	39,097
U.S. government agency securities	2,000	1	—	2,001
	$75,334	$2	$(26)	$75,310

Classified as:

Cash and cash equivalents	$31,812	$—	$—	$31,812
Short-term investments	43,522	2	(26)	43,498
	$75,334	$2	$(26)	$75,310

Index
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
As of December 31, 2013
Cash	$15,660	$—	$—	$15,660
Money market funds	11,771	—	—	11,771
Certificates of deposits	4,258	—	(2)	4,256
Commercial paper	7,298	—	—	7,298
Corporate notes and bonds	33,386	8	(22)	33,372
	$72,373	$8	$(24)	$72,357

Classified as:

Cash and cash equivalents	$28,390	$—	$—	$28,390
Short-term investments	43,983	8	(24)	43,967
	$72,373	$8	$(24)	$72,357

The following table summarizes the estimated fair value of our available-for-sale securities classified by the stated maturity date of the security (in thousands):

	September 30,	December 31,
	2014	2013
Due within one year	$39,618	$34,916
Due within two years	3,880	9,051
	$43,498	$43,967

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

In accordance with ASC 820, the following table represents our fair value hierarchy for our financial assets (cash equivalents and investments) measured at fair value on a recurring basis as of September 30, 2014 and December 31, 2013 (in thousands):

As of September 30, 2014	Level 1	Level 2	Level 3	Total
Money market funds	$14,667	$—	$—	$14,667
Certificates of deposits	—	1,200	—	1,200
Commercial paper	—	1,200	—	1,200
Corporate notes and bonds	—	39,097	—	39,097
U.S. government agency securities	—	2,001	—	2,001
Total	$14,667	$43,498	$—	$58,165

Index
As of December 31, 2013	Level 1	Level 2	Level 3	Total
Money market funds	$11,771	$—	$—	$11,771
Certificates of deposits	4,256	—	—	4,256
Commercial paper	—	7,298	—	7,298
Corporate notes and bonds	—	33,372	—	33,372
Total	$16,027	$40,670	$—	$56,697

For marketable securities, measured at fair value using Level 2 inputs, we review trading activity and pricing for these investments as of the measurement date. When sufficient quoted pricing for identical securities is not available, we use market pricing and other observable market inputs for similar securities obtained from various third party data providers.  These inputs either represent quoted prices for similar assets in active markets or have been derived from observable market data. We transferred our investments in certificates of deposits from Level 1 to Level 2 during the three months ended March 31, 2014 as a result of a decrease in availability and reliability of the observable inputs utilized in the respective instruments’ fair value measurement.  Our policy is that the end of our quarterly reporting period determines when transfers of financial instruments between levels are recognized.

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

For the three months ended September 30, 2014, Comcast (68%) and the combined Office Depot and OfficeMax organization (14%) accounted for 10% or more of our total revenue.  For the three months ended September 30, 2013, Comcast (55%) accounted for 10% or more of our total revenue. For the nine months ended September 30, 2014, Comcast (62%) and the combined Office Depot and OfficeMax organization (16%) accounted for 10% or more of our total revenue.  For the nine months ended September 30, 2013, Comcast (48%) and OfficeMax (10%) accounted for 10% or more of our total revenue.  There were no other customers that accounted for 10% or more of total revenue for the three and nine months ended September 30, 2014 and 2013.

The credit risk in our trade accounts receivable is substantially mitigated by our evaluation of the customers’ financial conditions at the time we enter into business and reasonably short payment terms.  As of September 30, 2014, Comcast (78%) and the combined Office Depot and OfficeMax organization (12%) accounted for 10% or more of our total accounts receivable.  As of December 31, 2013, Comcast (73%) accounted for 10% or more of our total accounts receivable. There were no other customers that accounted for 10% or more of our total accounts receivable as of September 30, 2014 and December 31, 2013.

Trade Accounts Receivable and Allowance for Doubtful Accounts

Trade accounts receivable are recorded at the invoiced amount. Trade accounts receivable also include unbilled amounts for programs for which the billing periods are different than the Company’s calendar reporting periods.   Unbilled amounts as of September 30, 2014 and December 31, 2013 were $1.4 million and $853,000, respectively.  We perform evaluations of our customers’ financial condition and generally do not require collateral. We make judgments as to our ability to collect outstanding receivables and provide allowances for a portion of receivables when collection becomes doubtful. Reserves are made based on a specific review of all significant outstanding invoices. For those invoices not specifically provided for, reserves are recorded at differing rates, based on the age of the receivable. In determining these rates, we analyze our historical collection experience and current payment trends. The determination of past-due accounts is based on contractual terms. At September 30, 2014 and December 31, 2013, we had an allowance for doubtful accounts of approximately $1,000 and zero, respectively.

Index
Accumulated Other Comprehensive Loss

The components of accumulated other comprehensive loss relate entirely to accumulated foreign currency translation losses associated with our foreign subsidiaries and unrealized gains (losses) on investments. Accumulated currency translation losses were $1.9 million as of September 30, 2014 and December 31, 2013, and accumulated unrealized losses on investments were $24,000 and $16,000 as of September 30, 2014 and December 31, 2013, respectively.

The amounts noted in the condensed consolidated statements of comprehensive income (loss) are shown before taking into account the related income tax impact.  The income tax effect allocated to each component of other comprehensive loss for each of the periods presented is not significant.

Stock-Based Compensation

We apply the provisions of ASC 718, Compensation-Stock Compensation, which requires the measurement and recognition of compensation expense for all stock-based payment awards, including grants of stock, restricted stock awards and options to purchase stock, made to employees and directors based on estimated fair values.

The fair value of our stock-based awards was estimated using the following weighted average assumptions for the three and nine months ended September 30, 2014 and 2013:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Stock Option Plan:
Risk-free interest rate	1.4%	1.2%	1.6%	0.7%
Expected term	3.8 years	3.6 years	5.2 years	3.7 years
Volatility	57.9%	57.1%	57.3%	56.7%
Expected dividend	0%	0%	0%	0%
Weighted average fair value (per share)	$1.07	$2.42	$1.19	$1.84

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Employee Stock Purchase Plan:
Risk-free interest rate	0.05%	0.09%	0.05%	0.09%
Expected term	0.5 years	0.5 years	0.5 years	0.5 years
Volatility	61.07%	42.8%	61.07%	42.8%
Expected dividend	0%	0%	0%	0%
Weighted average fair value (per share)	$0.72	$1.18	$0.72	$1.18

We recorded the following stock-based compensation expense for the three and nine months ended September 30, 2014 and 2013 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013

Stock-based compensation expense related to grants of:
Stock options	$278	$246	$1,131	$1,375
Employee Stock Purchase Plan (“ESPP”)	20	24	90	72
Restricted Stock Units (“RSU”)	505	600	836	987
	$803	$870	$2,057	$2,434

Stock-based compensation expense recognized in:
Cost of services	$75	$84	$207	$241
Cost of software and other	4	3	10	8
Research and development	145	192	308	530
Sales and marketing	122	103	293	285
General and administrative	457	488	1,239	1,370
	$803	$870	$2,057	$2,434

Index
Earnings (Loss) Per Share

Basic earnings (loss) per share is computed using our net income (loss) and the weighted average number of common shares outstanding during the reporting period.  Diluted earnings (loss) per share is computed using our net income (loss) and the weighted average number of common shares outstanding, including the effect of the potential issuance of common stock such as stock issuable pursuant to the  exercise of  stock options and vesting of RSUs using the treasury stock method when dilutive.  We excluded outstanding weighted average stock options of 4.3 million and 3.9 million for the three and nine months ended September 30, 2014 and 999,000 and 1.2 million for the three and nine months ended September 30, 2013 from the calculation of diluted earnings per common share because the exercise prices of these stock options were greater than or equal to the average market value of the common stock.  These stock options could be included in the calculation in the future if the average market value of the common stock increases and is greater than the exercise price of these stock options.  Since we reported a net loss for the three and nine months ended September 30, 2014, 130,000 and 221,000 outstanding options and RSUs were also excluded from the computation of diluted loss per share since their effect would have been anti-dilutive.

The following table sets forth the computation of basic and diluted earnings (loss) per share (in thousands, except per share amounts):

	Three Months		Nine Months
	Ended		Ended
	September 30,		September 30,
	2014	2013	2014	2013

Net income (loss)	$(101)	$3,032	$(1,238)	$7,511

Basic:
Weighted-average shares of common stock outstanding	54,028	52,266	53,716	51,080
Shares used in computing basic earnings (loss) per share	54,028	52,266	53,716	51,080
Basic earnings (loss) per share	$(0.00)	$0.06	$(0.02)	$0.15
Diluted:
Weighted-average shares of common stock outstanding	54,028	52,266	53,716	51,080
Add: Common equivalent shares outstanding	-	2,395	-	2,428
Shares used in computing diluted earnings (loss) per share	54,028	54,661	53,716	53,508
Diluted earnings (loss) per share	$(0.00)	$0.06	$(0.02)	$0.14

Warranties and Indemnifications

We generally provide a refund period on sales, during which refunds may be granted to consumers under certain circumstances, including our inability to resolve certain support issues. For our patnerships, the refund period varies by partner, but is generally between 5-14 days. For referral programs and direct transactions, the refund period is generally 5 days. For the majority of our end-user software products, we provide a 30-day money back guarantee.  For all channels, we recognize revenue net of refunds and cancellations during the period. Refunds and cancellations have not been material to date.

We generally agree to indemnify our customers against legal claims that our end-user software products infringe certain third-party intellectual property rights. As of September 30, 2014, we were not required to make any payment resulting from infringement claims asserted against our customers and have not recorded any related accruals.

Recent Accounting Pronouncements

In May 2014, the FASB issued Accounting Standards Update No. 2014-09, Revenue from Contracts with Customers (“ASU 2014-09”), which supersedes nearly all existing revenue recognition guidance under U.S. GAAP. The core principle of ASU 2014-09 is to recognize revenues when promised goods or services are transferred to customers in an amount that reflects the consideration to which an entity expects to be entitled for those goods or services. ASU 2014-09 defines a five step process to achieve this core principle and, in doing so, more judgment and estimates may be required within the revenue recognition process than are required under existing U.S. GAAP. The standard is effective for annual periods beginning after December 15, 2016, and interim periods therein, using either of the following transition methods: (i) a full retrospective approach reflecting the application of the standard in each prior reporting period with the option to elect certain practical expedients, or (ii) a retrospective approach with the cumulative effect of initially adopting ASU 2014-09 recognized at the date of adoption (which includes additional footnote disclosures).  The Company is currently evaluating the impact of its pending adoption of ASU 2014-09 on its consolidated financial statements and has not yet determined the method by which it will adopt the standard in 2017.

Index
Financial Statement Reclassification

Certain amounts in the prior year condensed consolidated financial statements, as well as in prior quarters in fiscal year 2014, have been reclassified to conform to the current period’s presentation. Prior to July 1, 2014, fees from Nexus software-as-a-service offering were included in software and other revenue. During the quarter ended September 30, 2014, the Company classified these fees as services revenue. In addition, the Company concluded that cost associated with the Nexus software-as-a-service solution was immaterial and therefore did not reclassify this cost from cost of software and other to cost of services. These reclassifications had no impact on previously reported total revenue, net income (loss), and cash flows.

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

Note 3.  Income Taxes

We recorded an income tax provision of $128,000 and $385,000 for the three and nine months ended September 30, 2014, respectively, and $121,000 and $446,000 for the three and nine months ended September 30, 2013, respectively.  The provision for income taxes is comprised of estimates of current taxes due in domestic and foreign jurisdictions.  This provision reflects tax expense associated with state income tax, foreign taxes, and tax expense related to the recording of a deferred tax liability that results from the amortization for income tax purposes of acquisition-related goodwill.

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

As of September 30, 2014, our deferred tax assets are fully offset by a valuation allowance except in those jurisdictions where it is determined that a valuation allowance is not required. ASC 740, Income Taxes, provides for the recognition of deferred tax assets if realization of such assets is more likely than not. Based upon the weight of available evidence, which includes historical operating performance, reported cumulative net losses since inception and difficulty in accurately forecasting our future results, we provided a full valuation allowance against our net U.S. deferred tax assets and a partial valuation allowance against our foreign deferred tax assets.  We reassess the need for our valuation allowance on a quarterly basis. If it is later determined that a portion or all of the valuation allowance is not required, it generally will be a benefit to the income tax provision in the period such determination is made.

Index
The Company does not anticipate a material change in the total amount or composition of its unrecognized tax benefits within 12 months of September 30, 2014.

Note 4. Commitments and Contingencies

Legal contingencies

On February 7, 2012, a lawsuit seeking class-action certification was filed against the Company in the United States District Court for the Northern District of California, No. 12-CV-00609, alleging that the design of one the Company’s software products and the method of promotion to consumers constitute fraudulent inducement, breach of contract, breach of express and implied warranties, and unjust enrichment. On the same day the same plaintiffs’ law firm filed another action in the United States District Court for the Southern District of New York, No. 12-CV-0963, involving similar allegations against a subsidiary of the Company and one of the Company’s partners who distributes our software products, and that partner has requested indemnification under contract terms with the Company. The law firm representing the plaintiffs in both cases has filed unrelated class actions in the past against a number of major software providers with similar allegations about those providers’ products. On May 30, 2013, the Company received final court approval relating to the terms of a settlement of these actions. Under the terms of the settlement, the Company offered a one-time cash payment, covered by the Company’s insurance provider, to qualified class-action members; the deadline to submit a claim form concluded on February 28, 2013. In addition, the Company offered a limited free subscription to one of its software products; the deadline for redemptions concluded on August 31, 2013. Therefore, the Company reversed a previous accrual of $57,000 associated with these actions and recorded a benefit in the same amount within interest income and other, net in the condensed consolidated statements of operations for the year ended December 31, 2013. The Company denies any wrongdoing or liability and entered into the settlement to minimize the costs of defense.

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

Guarantees

We have identified guarantees in accordance with ASC 450, Contingencies.  This guidance stipulates that an entity must recognize an initial liability for the fair value of the obligation it assumes under the guarantee at the time it issues such a guarantee, and must disclose that information in its interim and annual financial statements. We have entered into various service level agreements with our partners, in which we may guarantee the maintenance of certain service level thresholds. Under some circumstances, if we do not meet these thresholds, we may be liable for certain financial costs. We evaluate costs for such guarantees under the provisions of ASC 450. We consider such factors as the degree of probability that we would be required to satisfy the liability associated with the guarantee and the ability to make a reasonable estimate of the resulting cost. We incurred zero and immaterial costs as a result of such obligations during the three and nine months ended September 30, 2013, respectively. No costs were incurred during the three and nine months ended September 30, 2014.  We have not accrued any liabilities related to such obligations in the condensed consolidated financial statements as of September 30, 2014 and December 31, 2013.

Index
Note 5.  Intangible Assets

Amortization expense and other related to intangible assets for the three and nine months ended September 30, 2014 was $273,000 and $818,000, respectively.  Amortization expense and other related to intangible assets for the three and nine months ended September 30, 2013 was $335,000 and $1.0 million, respectively.

The following table summarizes the components of intangible assets (in thousands):

	Non-compete	Partner Relationships	Customer Base	Technology Rights	Tradenames	Indefinite Life Intangibles	Total
As of September 30, 2014
Gross carrying value	$593	$145	$641	$5,330	$760	$250	$7,719
Accumulated amortization	(514)	(145)	(430)	(3,359)	(635)	—	(5,083)
Net carrying value	$79	$—	$211	$1,971	$125	$250	$2,636

As of December 31, 2013
Gross carrying value	$593	$145	$641	$5,330	$760	$250	$7,719
Accumulated amortization	(477)	(145)	(361)	(2,689)	(593)	—	(4,265)
Net carrying value	$116	$—	$280	$2,641	$167	$250	$3,454

In December 2006, we acquired the use of a toll-free telephone number for cash consideration of $250,000.  This asset has an indefinite useful life.

The estimated future amortization expense of intangible assets, with the exception of the indefinite-life intangible assets as of September 30, 2014 is as follows (in thousands):

Fiscal Year	Amount

2014(October-December)	273
2015	1,069
2016	1,028
2017	16
Total	$2,386

Weighted average remaining useful life	2.2 years

Note 6. Other Accrued Liabilities

Other accrued liabilities consist of the following (in thousands):

	As of September 30, 2014	As of December 31, 2013
Accrued expenses	$2,849	$2,135
Customer deposits	354	481
Restructuring expenses	-	431
Other accrued liabilities	170	312
Total other accrued liabilities	$3,373	$3,359

Index
Note 7. Stockholder’s Equity

Stock Options

The following table represents the stock option activity for the nine months ended September 30, 2014:

	Number of Shares	Weighted Average Exercise Price per Share	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value (in thousands)
Outstanding options at December 31, 2013	5,382,391	$3.55	3.66	$4,039
Granted	1,392,750	$2.24
Exercised	(376,804)	$2.32
Forfeited	(952,406)	$4.06
Outstanding options at September 30, 2014	5,445,931	$3.21	4.22	$—
Options vested and expected to vest	5,248,265	$3.23	4.03	$—
Exercisable at September 30, 2014	3,484,759	$3.37	1.66	$—

The aggregate intrinsic value in the table above represents the total pre-tax intrinsic value that would have been received by the option holders had they all exercised their options on September 30, 2014. This amount changes based on the fair market value of our stock.  The aggregate intrinsic value of options exercised under our stock option plans was $18,000 and $ 71,000 during the three and nine months ended September 30, 2014, respectively, and $3.5 million and $8.1 million during the three and nine months ended September 30, 2013, respectively.  Total fair value of options vested was $209,000 and $542,000 during the three and nine months ended September 30, 2014, respectively, and $398,000 and $1.6 million during the three and nine months ended September 30, 2013, respectively.

At September 30, 2014, there was $2.1 million of unrecognized compensation cost related to existing stock options outstanding which is expected to be recognized over a weighted average period of 2.19 years.

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

During the second quarter of 2014, the Company’s Compensation Committee approved the grant of (i) 750,000 market-based stock options to the Company’s new President and Chief Executive Officer, and (ii) 112,500 market-based stock options to certain key executives. The market-based stock options shall only be exercisable, to the extent vested, upon the Company’s achievement of specified stock price thresholds. In accordance with ASC 718, the Company estimated the grant-date fair values of its market-based stock options as $1.27 - $1.33 per share with derived service periods of 1.87 - 4.52 years using a Monte-Carlo simulation model.

Employee Stock Purchase Plan

In the second quarter of 2011, to advance the interests of the Company and its stockholders by providing an incentive to attract, retain and reward eligible employees and by motivating such persons to contribute to the growth and profitability of the Company, the Company’s Board of Directors and stockholders approved an ESPP and reserved 1,000,000 shares of our common stock for issuance effective as of May 15, 2011. The ESPP continues in effect for ten (10) years from its effective date unless terminated earlier by the Company. The ESPP consists of six-month offering periods during which employees may enroll in the plan.  The purchase price on each purchase date shall not be less than eighty‑five percent (85%) of the lesser of (a) the fair market value of a share of stock on the offering date of the offering period or (b) the fair market value of a share of stock on the purchase date.  During the nine months ended September 30, 2014, 61,575 shares were granted under ESPP.

Index
Restricted Stock Units

The following table represents RSU activity for the nine months ended September 30, 2014:

	Number of Shares	Weighted Average Grant-Date Fair Value per Share	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
Outstanding RSUs at December 31, 2013	1,658,846	$5.09	1.57	$6,287
Awarded	776,341	2.37
Released	(371,559)	4.74
Forfeited	(641,905)	4.85
Outstanding RSUs at September 30, 2014	1,421,723	$3.82	1.58	$3,071

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

At September 30, 2014, there was $3.9 million of unrecognized compensation cost related to RSUs which is expected to be recognized over a weighted average period of 2.64 years.

Stock Repurchase Program

On April 27, 2005, our Board of Directors authorized the repurchase of up to 2,000,000 outstanding shares of our common stock.  As of September 30, 2014 the maximum number of shares remaining that can be repurchased under this program was 1,807,402. The Company does not intend to repurchase shares without a further approval from its Board of Directors.

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

Overview

Support.com is a leading provider of cloud-based software and services for technology support. Our technology support programs help leading brands create new revenue streams and deepen customer relationships. Our Nexus cloud-based software enables companies to boost their support productivity, dramatically improve their customer experience and resolve connected technology issues quickly. We offer turnkey solutions including technology and labor and we also provide Nexus separately on a software-as-a-service (“SaaS”) basis. Support.com is the choice of leading communications providers, top retailers, and other important brands in software and connected technology.

Total revenue for the third quarter of 2014 decreased 5% year-over-year. Revenue from services increased 6% year-over-year due to continued growth in our channel programs, mainly the programs with Comcast. Revenue from software and other decreased 63% year-over-year due to a decision to discontinue our largest advertising placements in the second half of 2013 because they were no longer profitable.

Cost of services for the third quarter of 2014 increased 45% year-over-year primarily as a result of the hiring of additional technology specialists for our home networking support bundle program and Xfinity home program with Comcast. Cost of software and other for the third quarter of 2014 decreased 36% year-over-year due to lower sales of end-user software products driven by our decision to discontinue our largest advertising placements in the second half of 2013.  Total gross margin declined from 51% to 27% year-over-year due to a higher percentage of revenue generated by the lower margin Comcast home networking support bundle program and Comcast Xfinity home program which replaced the higher margin Comcast Xfinity signature support program.

Operating expenses for the third quarter of 2014 decreased 33% from the same period in 2013, primarily driven by lower sales and marketing expense related to end-user software products as a result of our decision to discontinue our largest advertising placements in the second half of 2013.

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

Critical Accounting Policies and Estimates

In preparing our financial statements, we make estimates, assumptions and judgments that can have a significant impact on our revenue, operating income or loss and net income or loss, as well as on the value of certain assets and liabilities on our condensed consolidated balance sheet. We believe that the estimates, assumptions and judgments involved in the accounting policies described in Management’s Discussion and Analysis of Financial Condition and Results of Operations in Item 7 of our Annual Report on Form 10-K for the fiscal year ended December 31, 2013 have the greatest potential impact on our condensed consolidated financial statements, so we consider them to be our critical accounting policies and estimates.  There have been no significant changes in these critical accounting policies and estimates during the three and nine months ending September 30, 2014.

Index
RESULTS OF OPERATIONS

The following table sets forth the results of operations for the three and nine months ended September 30, 2014 and 2013 expressed as a percentage of total revenue.

	Three Months		Nine Months
	Ended		Ended
	September 30,		September 30,
	2014	2013	2014	2013
Revenue:
Services	94%	84%	93%	83%
Software and other	6	16	7	17
Total revenue	100	100	100	100

Costs of revenue:
Cost of services	72	48	71	45
Cost of software and other	1	1	1	1
Total cost of revenue	73	49	72	46

Gross profit	27	51	28	54

Operating expenses:
Research and development	5	6	6	7
Sales and marketing	8	18	8	20
General and administrative	13	13	14	12
Amortization of intangible assets and other	1	1	1	2
Total operating expenses	27	38	29	41

Income (loss) from operations	(0)	13	(1)	13

Interest income and other, net	0	1	0	0

Income (loss) from continuing operations, before income taxes	0	14	(1)	13

Income tax provision	1	1	1	1

Income (loss) from continuing operations, after income taxes	(1)	13	(2)	12

Loss from discontinued operations, after income taxes	(0)	(0)	(0)	(0)

Net income (loss)	(0)%	13%	(2)%	12%

REVENUE

	Three Months Ended September 30,				Nine Months Ended September 30,
In thousands, except percentages	2014	2013	$ Change	% Change	2014	2013	$ Change	% Change

Services	$20,844	$19,585	$1,259	6%	$56,639	$52,609	$4,030	8%
Software and other	1,387	3,774	(2,387)	(63)%	4,382	11,077	(6,695)	(60)%
Total revenue	$22,231	$23,359	$(1,128)	(5)%	$61,021	$63,686	$(2,665)	(4)%

Index
Services. Services revenue consists primarily of fees for technology services generated from our partners. We provide these services remotely, generally using service delivery personnel who utilize our proprietary technology to deliver the services. Services revenue is also comprised of licensing of Nexus. Services revenue for the three and nine months ended September 30, 2014 increased by $1.3 million and $4.0 million, respectively, from the same periods in 2013 mainly due to continued growth in our Comcast programs. For the three months ended September 30, 2014, services revenue generated from our partnerships was $19.3 million compared to $18.3 million for the same period in 2013.  Direct services revenue was $1.6 million for the three months ended September 30, 2014 compared to $1.3 for the same period in 2013. For the nine months ended September 30, 2014, services revenue generated from our partnerships was $51.8 million compared to $48.9 million for the same period in 2013.  Direct services revenue was $4.9 million for the nine months ended September 30, 2014 compared to $3.7 million for the same period in 2013.

Software and other. Software and other revenue is comprised primarily of fees for end-user software products provided through direct customer downloads, and, to a lesser extent, through the sale of these software products via partners. Software and other revenue for the three and nine months ended September 30, 2014 decreased by $2.4 million, or 63%, and $6.7 million, or 60%, respectively, from the same periods in 2013 due to a decision to discontinue our largest advertising placements in the second half of 2013.  For the three months ended September 30, 2014, revenue from software and other generated from our direct sales was $816,000 compared to $2.5 million for the same period in 2013. Software revenue and other generated from our partnerships was $571,000 for the three months ended September 30, 2014 compared to $1.3 million for the same period in 2013. For the nine months ended September 30, 2014, revenue from software and other generated from our direct sales was $2.5 million compared to $7.1 million for the same period in 2013. Software revenue and other generated from our partnerships was $1.9 million for the nine months ended September 30, 2014 compared to $4.0 million for the same period in 2013.

COSTS AND EXPENSES

Costs of Revenue

	Three Months Ended September 30,				Nine Months Ended September 30,
In thousands, except percentages	2014	2013	$ Change	% Change	2014	2013	$ Change	% Change

Cost of services	$16,020	11,046	$4,974	45%	$43,513	$29,194	$14,319	49%
Cost of software and other	189	294	(105)	(36)%	656	872	(216)	(25)%
Total cost of revenue	$16,209	$11,340	$4,869	43%	$44,169	$30,066	$14,103	47%

Cost of services.  Cost of services consists primarily of compensation costs and contractor expenses for people providing services, technology and telecommunication expenses related to the delivery of services and other personnel-related expenses in service delivery.  The increase of $4.9 million and $14.1 million in cost of services for the three and nine months ended September 30, 2014, respectively, compared to the same periods in 2013 was mainly driven by the hiring of additional technology specialists for our home networking support bundle program and Xfinity home program with Comcast.

Cost of software and other.  Cost of software and other fees consists primarily of third-party royalty fees for our end-user software products.  Certain of these products were developed using third-party research and development resources, and the third party receives royalty payments on sales of products it developed.  The decrease of $105,000 and $216,000 in cost of software and other for the three and nine months ended September 30, 2014, respectively, compared to the same periods in 2013 was primarily due to lower sales of end-user software products driven by our decision to discontinue our largest advertising placements in the second half of 2013.

Operating Expenses

	Three Months Ended September 30,				Nine Months Ended September 30,
In thousands, except percentages	2014	2013	$ Change	% Change	2014	2013	$ Change	% Change

Research and development	$1,203	$1,456	$(253)	(17)%	$3,614	$4,325	$(711)	(16)%
Sales and marketing	$1,782	$4,120	$(2,338)	(57)%	$5,022	$12,431	$(7,409)	(60)%
General and administrative	$2,808	$3,077	$(269)	(9)%	$8,450	$8,193	$257	3%

Research and development. Research and development expense consists primarily of compensation costs, third-party consulting expenses and related overhead costs for research and development personnel. Research and development costs are expensed as they are incurred.  The decrease of $253,000 in research and development expense for the three months ended September 30, 2014 compared to the same period in 2013 resulted primarily from decreases in salary and employee related expenses of $236,000 and stock-based compensation expenses of $47,000 due to a decrease in headcount. The decrease of $711,000 in research and development expense for the nine months ended September 30, 2014 compared to the same period in 2013 resulted primarily from decreases in salary and employee related expenses of $473,000 and stock-based compensation expenses of $222,000 due to a decrease in headcount.

Index
Sales and marketing. Sales and marketing expense consists primarily of compensation costs of business development, program management and marketing personnel, as well as expenses for lead generation and promotional activities, including public relations, advertising and marketing. The decrease of $2.3 million and $7.4 million in sales and marketing expense for the three and nine months ended September 30, 2014 compared to for the same periods in 2013 resulted  from our decision to discontinue our largest advertising placements in the second half of 2013.

General and administrative. General and administrative expense consists primarily of compensation costs and related overhead costs for administrative personnel and professional fees for legal, accounting and other professional services.  The decrease of $269,000 in general and administrative expense for the three months ended September 30, 2014 compared to the same period in 2013 was primarily due to decreases in salary and employee related expenses of $148,000 due to a decrease in headcount and $114,000 in recruiting fees. The increase of $257,000 in general and administrative expense for the nine months ended September 30, 2014 compared to the same period in 2013 was primarily due to due to increase of $160,000 in recruiting fees and lower franchise tax expense.

Amortization of Intangible Assets and Other

	Three Months Ended September 30,				Nine Months Ended September 30,
In thousands, except percentages	2014	2013	$ Change	% Change	2014	2013	$ Change	% Change

Amortization of intangible assets and other	$273	$335	$(62)	(19)%	$818	$1,005	$(187)	(19)%

The decrease in amortization of intangible assets and other for the three and nine months ended September 30, 2014 compared to the same periods in 2013 was primarily due to certain intangible assets becoming fully amortized as of the end of 2013.

INTEREST INCOME AND OTHER, NET

	Three Months Ended September 30,				Nine Months Ended September 30,
In thousands, except percentages	2014	2013	$ Change	% Change	2014	2013	$ Change	% Change

Interest income and other, net	$77	$127	$(50)	(39)%	$217	$307	$(90)	(29)%

INCOME TAX PROVISION

	Three Months Ended September 30,				Nine Months Ended September 30,
In thousands, except percentages	2014	2013	$ Change	% Change	2014	2013	$ Change	% Change

Income tax provision	$128	$121	$7	6%	$385	$446	$(61)	(14)%

The provision for income taxes is comprised of estimates of current taxes due in domestic and foreign jurisdictions. For the three and nine months ended September 30, 2014 and 2013, the income tax provision primarily consisted of state income tax, foreign taxes, and tax expense related to the recording of a deferred tax liability that results from the amortization for income tax purposes of acquisition-related goodwill.  The decrease in the income tax provision for the nine months ended September 30, 2014 compared to the same period in 2013 was primarily due to lower domestic income.

LIQUIDITY AND CAPITAL RESOURCES

Total cash, cash equivalents and investments at September 30, 2014 was $75.3 million, compared to $72.4 million at December 31, 2013.  Cash equivalents and investments are comprised of money market funds, certificate of deposits, corporate notes and bonds, and U.S. government agency securities.  The increase was primarily due to $2.7 million cash generated from operating activities, and $993,000 of proceeds from exercises of employee stock options.

Operating Activities

Net cash provided by operating activities was $2.7 million and $7.4 million for the nine months ended September 30, 2014 and 2013, respectively.  Net cash provided by operating activities primarily reflect the net income (loss) for the period, adjusted for non-cash items such as depreciation, amortization of premiums and discounts on investments, stock-based compensation expense and amortization of intangible assets and changes in operating assets and liabilities.

Index
Net cash provided by operating activities of $2.7 million for the nine months ended September 30, 2014 resulted primarily from net loss for the period of ($1.2) million, adjusted for non-cash items totaling $3.6 million and changes in operating assets and liabilities of $327,000.  Adjustment for non-cash items primarily consisted of stock-based compensation expense of $2.1 million, amortization of intangible assets and other of $818,000, amortization of premiums and discounts on investments of $552,000, and depreciation of $209,000.  The changes in operating assets and liabilities primarily consisted of an increase in accounts receivable of ($1.2) million, accounts payable of $618,000, accrued compensation of $1.3 million offset by a decrease in deferred revenue of ($632,000).

Net cash provided by operating activities of $7.4 million for the nine months ended September 30, 2013 resulted primarily from net income for the period of $7.5 million, adjusted for non-cash items totaling $4.6 million and changes in operating assets and liabilities of ($4.7) million.  Adjustment for non-cash items primarily consisted of stock-based compensation expense of $2.4 million, amortization of intangible assets and other of $1.0 million, amortization of premiums and discounts on investments of $442,000, a warrant-related charge of $383,000, and depreciation of $262,000.  The changes in operating assets and liabilities primarily consisted of an increase in accounts receivable of ($3.9) million, prepaid expenses and other current assets of ($891,000), accrued compensation of $1.5 million offset by a decrease in deferred revenue of ($2.3) million.

Investing Activities

Net cash used in investing activities was ($266,000) and ($13.0) million for the nine months ended September 30, 2014 and 2013, respectively. Net cash used in investing activities for the nine months ended September 30, 2014 was primarily due to purchases of investments of ($45.7) million offset by maturities of investments of $45.6 million, and purchases of property and equipment of ($175,000). Net cash used in investing activities for the nine months ended September 30, 2013 was primarily due to purchases of investments of ($43.8) million offset by maturities of investments of $31.0 million, and purchases of property and equipment of ($178,000).

Financing Activities

Net cash provided by financing activities was $993,000 and $5.6 million for the nine months ended September 30, 2014 and 2013, respectively. Net cash provided by financing activities for the nine months ended September 30, 2014 was from the proceeds of exercise of employee stock options of $993,000. Net cash provided by financing activities for the nine months ended September 30, 2013 was from the proceeds of exercise of employee stock options of $9.7 million (including exercise of stock options that resulted in shares that were repurchased) offset by the repurchase of shares of $4.1 million.

Working Capital and Capital Expenditure Requirements

At September 30, 2014, stockholders’ equity was $97.2 million and working capital was $80.7 million. We believe that our existing cash balances will be sufficient to meet our working capital requirements and our planned capital expenditures for at least the next 12 months.

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

As of September 30, 2014, we held $43.5 million in short-term investments (excluding cash and cash equivalents), which consisted primarily of government debt securities, corporate notes and bonds, and commercial paper. The weighted average interest rate of our portfolio was approximately 0.22% at September 30, 2014. A decline in interest rates over time would reduce our interest income from our investments. A hypothetical 10% increase or decrease in interest rates, however, would not have a material impact adverse effect on our financial condition.

Impact of Foreign Currency Rate Changes

The functional currencies of our international operating subsidiaries are the local currencies. We translate the assets and liabilities of our foreign subsidiaries at the exchange rates in effect on the balance sheet date. We translate their income and expenses at the average rates of exchange in effect during the period. We include translation gains and losses in the stockholders’ equity section of our consolidated balance sheets. We include net gains and losses resulting from foreign exchange transactions in interest income and other in our consolidated statements of operations. Since we translate foreign currencies (primarily Canadian dollars and Indian rupees) into U.S. dollars for a small portion of our operations, currency fluctuations have had an immaterial impact on our consolidated statements of operations. We have both revenue and expenses that are denominated in foreign currencies. Neither a weaker or stronger U.S. dollar environment would have a material impact on our consolidated statement of operations. The historical impact of currency fluctuations on our consolidated statements of operations has generally been immaterial. As of September 30, 2014, we did not engage in foreign currency hedging activities.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended September 30, 2014, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Index
PART II. OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

See Note 4 “Commitments and Contingencies” to the interim condensed consolidated financial statements in Part I, Item 1 of this Quarterly Report on Form 10-Q for a description of legal proceedings.

ITEM 1A.	RISK FACTORS

This report contains forward-looking statements regarding our business and expected future performance as well as assumptions underlying or relating to such statements of expectation, all of which are “forward looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. We are subject to many risks and uncertainties that may materially affect our business and future performance and cause those forward-looking statements to be inaccurate. Words such as “expects,” “anticipates,” “intends,” “plans,” “believes,” “forecasts,” “estimates,” “seeks,” “may result in,” “focused on,” “continue to,” and similar expressions often identify forward-looking statements. In this report, forward-looking statements include, without limitation, statements regarding the following:

●	Our expectations and beliefs regarding future financial results;

●	Our expectations regarding partners, renewal of contracts with these partners and the anticipated timing and magnitude of revenue from programs with these partners;

●	Our ability to successfully license, implement and support Nexus independent of our services;

●	Our expectations regarding sales of our end-user software products, and our ability to source, develop and distribute enhanced versions of these products;

●	Our ability to successfully monetize customers who receive free versions of our end-user software products;

●	Our ability to expand and diversify our customer base;

●	Our ability to execute effectively in the SMB market;

●	Our ability to offer subscriptions to our services in a profitable manner;

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

Index
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
Our business may not achieve profitability in future periods.
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

We are executing a plan to grow our business by providing technology support services, licensing Nexus Software-as-a-Service offering, and providing end-user software products. We may not be able to offer these software and services products successfully. Our technology specialists are generally home-based, which requires a high degree of coordination and quality control of employees working from diverse and remote locations. We have experienced financial losses in our business during the first three quarters in 2014 and we may use cash and incur losses in the future to support our growth initiatives. Our investments, which typically are made in advance of revenue, may not yield increased revenue to offset these expenses. As a result of these factors, the future revenue and income potential of our business is uncertain. Any evaluation of our business and our prospects must be considered in light of these factors and the risks and uncertainties often encountered by companies in our early stage of development. Some of these risks and uncertainties relate to our ability to do the following:

●	Maintain our current relationships and programs, and develop new relationships, with partners and licensees of Nexus on acceptable terms or at all;
●	Reach prospective customers for our end-user software in a cost-effective fashion;
●	Reduce our dependence on a limited number of partners for a substantial majority of our revenue;
●	Successfully license Nexus;
●	Attract and retain qualified management and employees;
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

Several factors that have contributed or may in the future contribute to fluctuations in our operating results include:

●	Demand for our services and products;
●	The performance of our partners;
●	Change in or discontinuance of our principal programs with partners;
●	Our reliance on a small number of partners for a substantial majority of our revenue;
●	Instability or decline in the global macroeconomic climate and its effect on our and our partners’ operations;
●	Our ability to successfully license Nexus;
●	The availability and cost-effectiveness of advertising placements for our software products and our ability to respond to changes in the online advertising markets in which we participate;
●	Our ability to serve the SMB market;
●	Our ability to attract and retain qualified management and employees;
●	The efficiency and effectiveness of our technology specialists;

Index
●	Our ability to effectively match staffing levels with service volumes on a cost-effective basis;
●	Our ability to manage contract labor;
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

For the three months ended September 30, 2014, Comcast (68%) and the combined Office Depot and OfficeMax organization (14%) accounted for 10% or more of our total revenue. For the nine months ended September 30, 2014, Comcast (62%) and the combined Office Depot and OfficeMax organization (16%) accounted for 10% or more of our total revenue. The loss of these or other significant relationships, the change of the terms or terminations of our arrangements with any of these firms, the reduction or discontinuance of programs with any of these firms, or the failure of any of these firms to achieve their targets could adversely affect our business. Generally, the agreements with our partners do not require them to conduct any minimum amount of business with us, and therefore they have decided in the past and could decide at any time in the future to reduce or eliminate their programs or the use of our services in such programs. They may also enter into multi-sourcing arrangements with other vendors for services previously provided exclusively by us. Further, we may not successfully obtain new partners or customers. There is also the risk that, once established, our programs with these and other partners may take longer than we expect to produce revenue or may not produce revenue at all, and the revenue produced may not be profitable if the costs of performing under the program are greater than anticipated or the program terminates before up-front investments can be recouped. One or more of our key partners may also choose not to renew their relationship with us, discontinue certain programs (as recently occurred at Comcast), offer them only on a limited basis or devote insufficient time and attention to promoting them to their customers. Some of our key partners may prefer not to work with us if we also partner with their competitors. If any of these key partners merge with one of their competitors (as recently occurred at Office Depot and OfficeMax), all of these risks could be exacerbated.

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

Our Nexus Software-as-a-Service offering is in its early stages and failure to market, sell and develop the offering effectively and competitively could result in a lack of growth and harm to our operating results.

A number of competitive offerings exist in the market, providing various feature sets that may overlap with Nexus offering today or in the future.  Some competitors in this market far exceed our spending on sales and marketing activities and benefit from greater existing brand awareness, channel relationships and existing customer relationships.  We may not be able to reach the market effectively and adequately or convey our differentiation as needed to grow our customer base.  To reach our target market effectively, we may be required to invest substantial resources in sales and marketing and research and development activities, which could have a material adverse effect on our financial results. In addition, if we fail to develop and maintain competitive features, deliver high-quality products and satisfy existing customers, Nexus offering could fail to grow and result in operating losses.  Growth in Nexus license revenue also depends on scaling our multi-tenant technology platform flexibly and cost-effectively to meet changing customer demand.  Disruptions in infrastructure operations as described below could impair our ability to deliver Nexus to customers, thereby affecting our reputation with existing and prospective customers and possibly resulting in monetary penalties or financial losses.

Our end-user software revenues are dependent on online traffic patterns and the availability and cost of online advertising in certain key placements.

Some of our end-user software revenue is obtained through advertising placements in certain key online media placements. From time to time a trend or a change in a key advertising placement will impact us, decreasing traffic or significantly increasing the cost or effectiveness of online advertising and therefore compromising our ability to purchase a desired volume and placement of advertisements at profitable rates. If such a change were to continue to occur, as it did in 2013 and on several occasions in the past, we may be unable to attract desired amounts of traffic, our costs for advertising may further increase beyond our forecasts and our software revenues may further decrease. As a result, our operating results would be negatively impacted.

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

We depend on the continuing operation of our information technology and communication systems and those of our third-party service providers. Any damage to or failure of those systems could result in interruptions in our service, which could reduce our revenues and damage our reputation. The technology we use to serve partners and the Nexus services we offer are hosted at a third-party facility located in the United States, and we use a separate, independent third-party facility in the United States for emergency back-up and failover services in support of the hosted site.  These two facilities are operated by unrelated publicly held companies specializing in operating such facilities, and we do not control the operation of these facilities.  These facilities may experience unplanned outages and other technical difficulties in the future, and are vulnerable to damage or interruption from fires, floods, earthquakes, telecommunications and connectivity failures, power failures, and similar events. These facilities are also subject to risks from vandalism, break-ins, intrusion, and other malicious attacks. Despite substantial precautions taken, such as disaster recovery planning and back-up procedures, a natural disaster, act of terrorism or other unanticipated problem could cause a loss of information and data and lengthy interruptions in the availability of our services and technology platform offerings, as our backup systems may not be able to meet our needs for an extended period of time. We rely on hosted systems maintained by third-party providers to deliver technology services and Nexus to customers, including taking customer orders, handling telecommunications for customer calls, tracking sales and service delivery and making platform functionality available to customers. Any interruption or failure of our internal or external systems could prevent us or our service providers from accepting orders and delivering services, or cause company and consumer data to be unintentionally disclosed. Our continuing efforts to upgrade and enhance the security and reliability of our information technology and communications infrastructure could be very costly, and we may have to expend significant resources to remedy problems such as a security breach or service interruption. Interruptions in our services resulting from labor disputes, telephone or Internet failures, power or service outages, natural disasters or other events, or a security breach could reduce our revenue, increase our costs, cause customers and partners and licensees to fail to renew or to terminate their use of our offerings, and harm our reputation and our ability to attract new customers.  We maintain insurance programs with highly rated carriers using policies that are designed for businesses in the technology sector and that expressly address, among other things, cyber-attacks and potential harm resulting from incidents such as data privacy breaches; but depending on the type of damages, the amount, and the cause, all or part of any financial losses experienced may be excluded by the policies resulting in material financial losses for us.

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

A fundamental requirement for online communications, transactions and support is the secure collection, storage and transmission of confidential information. Our systems collect and store confidential and personal information of our direct individual customers as well as our partners’ customers, including personally identifiable information and payment card information, and our employees and contractors may access and use that information in the course of providing services. In addition, we collect and retain personal information of our employees in the ordinary course of our business. We and our third-party contractors use commercially available technologies to secure this information. Despite these measures, parties may attempt to breach the security of our data or that of our customers. In addition, errors in the storage or transmission of data could breach the security of that information. We may be liable to our customers for any breach in security and any breach could subject us to governmental or administrative proceedings or monetary penalties, damage our relationships with partners and harm our business and reputation. Also, computers are vulnerable to computer viruses, physical or electronic break-ins and similar disruptions, which could lead to interruptions, delays or loss of data. We may be required to expend significant capital and other resources to comply with mandatory privacy and security standards required by law, industry standard, or contract, and to further protect against security breaches or to correct problems caused by any security breach.

We are exposed to risks associated with payment card and payment fraud and with payment card processing.

Certain of our customers use payment cards to pay for our services and products. We may suffer losses as a result of orders placed with fraudulent payment cards or other payment data. Our failure to detect or control payment fraud could have an adverse effect on our results of operations. We are also subject to payment card association operating standards and requirements, as in effect from time to time. Compliance with those standards requires us to invest in network and systems infrastructure and processes. Failure to comply with these rules or requirements may subject us to fines, potential contractual liabilities, and other costs, resulting in harm to our business and results of operations.

Privacy concerns and laws or other domestic or foreign regulations may require us to incur significant costs and may reduce the effectiveness of our solutions, and our failure to comply with those laws or regulations may harm our business and cause us to lose customers.

Our software contains features that allow our technology specialists and other personnel to access, control, monitor and collect information from computers and other devices. Federal, state and foreign government bodies and agencies, however, have adopted or are considering adopting laws and regulations restricting or otherwise regulating the collection, use and disclosure of personal information obtained from consumers and individuals. Those regulations could require costly compliance measures, could reduce the efficiency of our operations, or could require us to modify or cease to provide our systems or services. Liability for violation of, costs of compliance with, and other burdens imposed by such laws and regulations may limit the use and adoption of our services and reduce overall demand for them. Even the perception of privacy concerns, whether or not valid, may harm our reputation and inhibit adoption of our solutions by current and future customers. In addition, we may face claims about invasion of privacy or inappropriate disclosure, use, storage, or loss of information obtained from our customers. Any imposition of liability could harm our reputation, cause us to lose customers and cause our operating results to suffer.

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

If our services are used to commit fraud or other similar intentional or illegal acts, we may incur significant liabilities, our services may be perceived as not secure and customers may curtail or stop using our services.

Certain software and services we provide, including Nexus, enable remote access to and control of third-party computer systems and devices. We generally are not able to control how such access may be used or misused by licensees of our Software-as-a-Service offerings. If our software is used by others to commit fraud or other illegal acts, including, but not limited to, violating data privacy laws, proliferating computer files that contain a virus or other harmful elements, interfering or disrupting third-party networks, infringing any third party’s copyright, patent, trademark, trade secret or other rights, transmitting any unlawful, harassing, libelous, abusive, threatening, vulgar, obscene or otherwise objectionable material, or committing unauthorized access to computers, devices, or protected information, third parties may seek to hold us legally liable. As a result, defending such claims could be expensive and time-consuming regardless of the merits, and we could incur significant liability or be required to undertake expensive preventive or remedial actions. As a result, our operating results may suffer and our reputation may be damaged.

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

Our business involves sale and licensing of software and services to consumers and SMBs, and we typically include customary indemnification provisions in favor of our partners in our agreements for the distribution of our software and services.  As a result we can be subject to consumer litigation and legal proceedings related to our software and services, including putative class action claims and similar legal actions.  Such litigation can be expensive and time-consuming regardless of the merits of any action, and could divert management’s attention from our business.  The cost of defense can be large as can any settlement or judgment in an action. The outcome of any litigation is uncertain and could significantly impact our financial results. Regardless of outcome, litigation can have an adverse impact on us because of defense costs, negative publicity, diversion of management resources and other factors.

Our long-term success depends, in part, on our ability to expand sales to customers located outside of the United States, and thus our business is susceptible to risks associated with international sales and operations.

We currently have sales personnel only within the United States but anticipate expanding our international operations. Our international expansion efforts may not be successful. In addition, conducting international operations subjects us to new risks that we have not generally faced in the United States. These risks include:

●	Localization of our services, including translation into foreign languages and adaptation for local practices and regulatory requirements;
●	Lack of familiarity with and unexpected changes in foreign regulatory requirements;
●	Longer accounts receivable payment cycles and difficulties in collecting accounts receivable;
●	Difficulties in managing and staffing international operations;
●	Fluctuations in currency exchange rates;
●	Potentially adverse tax consequences, including the complexities of foreign value added or other tax systems and restrictions on the repatriation of earnings;
●	Dependence on certain third parties, including channel partners with whom we do not have extensive experience;
●	The burdens of complying with a wide variety of foreign laws and legal standards;
●	Increased financial accounting and reporting burdens and complexities;
●	Political, social and economic instability abroad, terrorist attacks and security concerns in general; and
●	Reduced or varied protection for intellectual property rights in some countries.

Operating in international markets also requires significant management attention and financial resources. The investment and additional resources required to establish operations and manage growth in other countries may not produce desired levels of revenue or profitability.

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

November 3, 2014	SUPPORT.COM, INC.

	By:	/s/ Roop K. Lakkaraju
Roop K. Lakkaraju
Executive Vice President, Chief Financial Officer and Chief Operating Officer

Index
EXHIBIT INDEX TO SUPPORT.COM, INC.
QUARTERLY REPORT ON FORM 10-Q
FOR THE QUARTER ENDED SEPTEMBER 30, 2014

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