Form 10-K
period 2014-12-31
Support.com, Inc.
filed 2015-03-06
CIK 1104855

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended December 31, 2014
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Transition Period from              to
Commission File No. 000-30901

SUPPORT.COM, INC.
(Exact Name of Registrant as Specified in Its Charter)

Delaware	94-3282005
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

900 Chesapeake Drive, 2nd Floor, Redwood City, CA	94063
(Address of Registrant’s Principal Executive Offices)	(Zip Code)

Registrant’s telephone number including area code: (650) 556-9440

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock, $.0001 par value	The NASDAQ Global Select Market

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☒
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).Yes  ☒    No  ☐

The aggregate market value of the registrant’s common stock, $.0001 par value, held by non-affiliates of the registrant was $145,976,497 based on the closing price of $2.71 per share as of June 30, 2014. Shares of common stock held by each executive officer, director, and stockholders known by the registrant to own 10% or more of the outstanding stock based on Schedule 13G filings and other information known to us, have been excluded since such persons may be deemed affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

As of February 28, 2015, there were 54,344,146 shares of the registrant’s common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Part III, Items 10 (as to directors, section 16(a) beneficial ownership and audit committee and audit committee financial expert), 11, 12 (as to beneficial ownership), 13 and 14 incorporate by reference information from the registrant’s definitive proxy statement (the “Proxy Statement”) to be mailed to stockholders in connection with the solicitations of proxies for its 2015 annual meeting of stockholders. Except as expressly incorporated by reference, the registrant’s Proxy Statement shall not be deemed to be part of this report.

SUPPORT.COM, INC.
FORM 10-K
FOR FISCAL YEAR ENDED DECEMBER 31, 2014

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

Overview

Support.com, Inc. is a leading provider of cloud-based software and services that enable technology support for a connected world. Support.com is the choice of leading communications providers, top retailers, and other important brands in software and connected technology.

Our technology support services programs help leading brands create new revenue streams and deepen customer relationships. We offer turnkey, outsourced support services for service providers, retailers and technology companies. Our technology support services programs are designed for both the consumer and small business markets, and include computer and mobile device set-up, security and support, virus and malware removal, wireless network set-up, and home security and automation system support. Most of our technology specialists work from their homes rather than in brick-and-mortar facilities. We are compensated for our services on a per-incident, per-subscription or labor rate basis.

Our cloud-based offering, Nexus®, is a software-as-a-service (“SaaS”) solution for companies to optimize support interactions with their customers using their own or third party support personnel. Nexus enables companies to quickly resolve complex technology issues for their customers, boosting agent productivity and dramatically improving the customer experience.

We also offer end-user software products including tools and apps designed to address some of the most common technology issues, including computer and mobile device maintenance, optimization and security.

We market our technology support services primarily through partners, who resell the services to their customers or include them in their service offerings. Nexus is marketed through a variety of demand generation programs. We market our end-user software products directly, principally online, and through partners. Our sales and marketing efforts are primarily focused in North America.

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

Technology has also become increasingly connected, with networks now commonplace in the home as well as the office, and with the “Internet of Things” adding a diverse array of sensors that monitor, track and automate the physical world.  At the same time, technology has become increasingly mobile, with anytime/anywhere access to voice, data, video and applications becoming commonplace.

For consumers and small businesses, the complexity of the technology environment creates challenges in obtaining the benefits of the connected home and office. For customer support organizations it results in more difficult problems to solve, including the need to support third-party products in addition to their own offerings. The proliferation of smartphones (58% of American adults own a smartphone, according to a 2014 Pew Research Study) and connected devices (the average US broadband home has seven connected devices, according to a 2014 Parks Associates Survey) compels customer support organizations to fundamentally transform how interactive support is delivered. An Accenture survey finds that 83% of consumers encounter challenges using wearables, connected home systems, and connected vehicle products. The biggest challenges consumers face are that the smart devices are too complicated to use, difficult to set-up, and did not work as advertised. These trends in number of devices, connected nature of these devices, and the complex ecosystem requires that customer support organizations use modern tools and analytics to fundamentally transform how interactive support is delivered.

While important on its own terms, technology support is also becoming increasingly critical to the overall customer experience, not just for technology products but also for other products and services that depend on technology to deliver the customer experience.  According to the Temkin Group, “Research shows that customer experience is highly correlated with loyalty.” As a result, technology support solutions have begun to address the parts of the customer experience that are mediated by technology.

Our Growth Strategy

Our objective is to become the leading provider of cloud-based software and services for technology support. We seek to be both the premier provider of turnkey support programs and a leading best-of- breed software supplier for technology support organizations.  From a financial perspective, our goals are to grow and diversify revenue and maintain and enhance profitability. Our strategies for achieving our goals include increasing SaaS revenue from Nexus, expanding existing technology support services programs, launching new services programs, and improving service delivery efficiency.

●
To increase SaaS revenue from Nexus, we expect to invest in product, R&D, sales and marketing. Our product investment will include deepening the support interaction optimization features, building out an open platform, incorporating support for the Internet of Things, and expanding our data analytics capabilities.

●	To expand existing service programs, we plan to increase our focus on programs with potential for growth.
●
To launch new service programs, we intend to pursue opportunities with leading communications, retail, technology, and other partners in the mobile, Internet of Things (“IOT”) and connected home markets.

●	To improve service delivery efficiency, we intend to optimize operating processes, enhance our internal service delivery management tools, and evolve our labor model.

We intend to execute our growth strategy organically and through acquisitions of complementary businesses, where appropriate.

Our Technology Support Service Programs

Support.com® technology support services are distributed through partners, using the partner’s brand or in referral programs using the Support.com® brand.  Partners include retailers, original equipment manufacturers (”OEMs”), software providers, broadband providers, Internet services providers and warranty providers.  The services programs include one-time services (“incidents”), subscriptions, and bundled components of broader offerings.  Our programs are based on the following core services:

Connected Home and IOT Services.  For connected home technology and automation systems, we offer a complete range of services to help customers set up, configure and use new systems, including helping consumers personalize system settings to meet specific lifestyle needs.

Technical Support Services.  We offer a variety of troubleshooting, installation, set-up and enablement services for computers, peripherals and mobile devices. We identify, diagnose and repair technical problems, including issues associated with viruses, spyware, and other forms of malware, connectivity issues, and issues with software applications.  We create new user accounts, configure automatic system updates, remove unnecessary trial software, connect devices to the cloud, find and install applications, and synchronize data among devices. These services cover a wide variety of devices, regardless of manufacturer. Support is provided for devices including PC, laptops, tablets, mobile devices and other connected devices.  Our smartphone and tablet services include configuring mobile devices for wireless network (WiFi) access, setting up email, and educating customers on how to browse the Internet and install apps.

Network Services.   Our Network services set up, secure and repair problems with wireless networks. We configure, connect and establish secure connections among computers, the wireless network and supported devices.

We deliver our services using specialists who work from their homes rather than in brick and mortar facilities. These technology specialists are recruited, tested, hired and trained on a virtual basis using proprietary methods and remote technology. We also utilize contract labor in our service programs. We strive to continually enhance service delivery through evolution of our labor model, process improvement using Six Sigma methodologies and enhancement of our internal service delivery management tools.

Nexus®

Cloud-based Nexus software is the Company’s flagship offering in the Support Interaction Optimization (SIO) space, which has been identified by Frost & Sullivan as a $1.3 billion, rapidly growing market. Nexus provides significant levels of automation and analytics that enable companies to deliver superior technology issue resolution while improving both the customer experience and operational performance. Based on insights from supporting more than twenty million connected technology transactions, the patented Nexus architecture is designed to enable resolving problems in a consistent manner by using proprietary, automated workflow while capturing rich data for service delivery optimization. Flexible architecture means that companies can take advantage of additional functionality as their business requirements change, and can add richer analytics, marketing and subscription management, and third-party applications to resolve issues. Key features include:

Automated Workflow. Patent-pending Guided Paths™ automation codifies the best practices of the support organization’s highest-performing technicians and ensures that agents get the right guidance at the right time to help resolve customer problems. Guided Paths go beyond knowledge articles and decision trees to gather pertinent device data and automate time-consuming, multi-step activities in ways that lead to effective and consistent problem resolution and satisfied customers.

Data and Analytics.  The Nexus data architecture brings “Big Data” benefits to technology support, delivering business insights from rich data captured during service delivery and enabling organizations to track program performance and identify potential issues and inefficiencies.

Web-based APIs.  Open APIs enable integration to other contact center applications so Nexus can be fully integrated into the agent-customer interaction. The open API’s allow for data transfer and sharing between applications.

Our End-User Software Products

Our end-user software products are designed to maintain, optimize and secure computers and mobile devices. Certain software products are licensed on a perpetual basis while others are offered on a subscription basis.

Our principal software products include products designed for malware protection and removal (SUPERAntiSpyware®), PC, smartphone and tablet maintenance and optimization (Cosmos®), and PC registry cleaning and repair (ARO®).

Sales and Marketing

Technology Support Services.   We sell our services principally through partners. Our partners include leading communication providers, retailers, and technology companies.

Our partnerships typically begin with a pilot phase and can take several weeks to more than a year to progress to a broader roll-out. We typically wholesale services to our partners on a per-incident, per-subscription or labor rate basis and our partners resell the services to consumers and small businesses at prices our partners determine or bundle them with other services.  In these partnerships, the services are generally sold under the partner’s brand.  In certain cases, in addition to service delivery we sell the services on our partner’s behalf and receive commissions.

We acquire partners through our business development organization, and we support partners through our account management organization. We organize account management along industry lines.

Nexus SaaS Offering.  We license Nexus separately from support services provided by our technology specialists.  In such an arrangement, customers receive the right to use Nexus software in their own technology support organization, using a SaaS model under which customers pay us on a per-user basis during the term of the arrangement. We also provide implementation services to customers, typically covering integration of our software with other customer’s systems. We charge for these services on a time-and-materials basis or as part of a fixed-fee package.

We acquire Nexus customers through our business development organization, which uses a variety of Internet-based lead generation strategies, thought leadership initiatives and industry presence marketing to drive demand.  We expect to increase the sales and marketing investment devoted to Nexus during 2015.

End-User Software Products.  We license our end-user software products directly to customers and through partners. To date, a majority of our end-user software revenue has come through direct sales to customers. Online advertising allows customers to click through to our software offerings where they can order and download our products on demand. In addition to fully featured software products available for a license fee, a substantial percentage of our end-user software revenue arises from customers who download free trial versions of our software or free versions of our software with limited functionality before making a purchase decision.

Research and Development

Technology is at the core of our business model and a direct source of revenue and growth in our SaaS business, and as a result our recent investment in research and development is substantial. We believe that this creates significant competitive advantage in the quality and cost of our technology support service offerings, in our ability to meet the rigorous requirements of partners and customers, and in the new capabilities we introduce. We maintain dedicated research and development teams in Redwood City, California, Bangalore, India, and Eugene, Oregon. Research and development expense was $5.1 million in 2014, $5.7 million in 2013, and $6.8 million in 2012.

We have developed, currently maintain, and continue to improve proprietary, market-leading, cloud-based technologies that are essential to our business. We focus our investment in research and development across the following major areas: Nexus SaaS solution for support interaction optimization; endpoint applications and other extensions to gather data to assist support interactions and allow remote support when necessary; business analytics and reporting; open application interfaces; and internal service delivery management tools.

Our Nexus SaaS technology includes patent-pending Guided Paths automated workflows, remote control of customer devices, automated device and systems data collection, and business analytics. We expect to increase the research and development investment devoted to Nexus during 2015.

The service delivery management tools used by our agents for technology support services include Nexus capabilities and other contact center applications such as customer relationship management (“CRM”), ticketing, ordering, methods of payment, and telephony, which are all integrated into an ergonomic and efficient application for our technology specialists.

For business analytics and reporting, we build and maintain a data warehouse that securely aggregates and restructures data from all of our applications to create a comprehensive view of the service delivery lifecycle, as well as data about the disposition of support interactions.  This rich data set provides visibility into sales conversion effectiveness, service delivery efficiency, service level performance, subscription utilization, partner program performance and many other aspects of running and optimizing our business.  Our partners also receive reports and analytic information from the warehouse for their programs on a regular basis via secure data feeds, or they can access reports via an online reporting portal.

Nexus open application interfaces enable integration with CRM, ticketing systems, and other contact center applications.

For end-user software, we build and enhance the products described under “Our End-User Software Products”.

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

With respect to partnerships for our technology support services, our competitors include privately-held companies focused on premium technology services, providers of electronics warranties, contact centers focused on technical support and other companies who offer technical support through partners. We believe the principal competitive factors in our services market include: breadth and depth of service offerings; quality of the customer experience; proprietary technology; time to market; pricing; account management; vendor reputation; scale; and financial resources.

With respect to licenses of our Nexus offering, our competitors include companies focused on service desk, remote support and IT process automation. We believe the principal competitive factors in our SaaS licensing market include breadth and depth of functionality; ease of implementation; performance; scalability; pricing; vendor reputation; financial resources; and customer support.

In the market for our end-user software products, we face direct competition from software vendors, application providers, operating system providers, network equipment manufacturers, and other original equipment manufacturers (“OEMs”) that may provide similar solutions and function in their products, and from individuals and groups who offer “free” and open source utilities online.

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

Employees

As of December 31, 2014, we had 2,023 employees, of whom 1,844 were work-from-home agents and 179 were corporate employees. In addition to our work-from-home employees, we also use contract labor. None of our employees are covered by collective bargaining agreements.

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

This report contains forward-looking statements regarding our business and expected future performance as well as assumptions underlying or relating to such statements of expectation, all of which are “forward looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. We are subject to many risks and uncertainties that may materially affect our business and future performance and cause those forward-looking statements to be inaccurate. Words such as “expects,” “anticipates,” “intends,” “plans,” “believes,” “forecasts,” “estimates,” “seeks,” “may result in,” “focused on,” “continue to,” and similar expressions often identify forward-looking statements. In this report, forward-looking statements include, without limitation, statements regarding the following:

●	Our expectations and beliefs regarding future financial results;

●	Our expectations regarding partners, renewal of contracts with these partners and the anticipated timing and magnitude of revenue from programs with these partners;

●	Our ability to successfully license, implement and support our Nexus SaaS offering;

●	Our expectations regarding sales of our end-user software products, and our ability to source, develop and distribute enhanced versions of these products;

●	Our ability to successfully monetize customers who receive free versions of our end-user software products;

●	Our ability to expand and diversify our customer base;

●	Our ability to execute effectively in the small business market;

●	Our ability to offer subscriptions to our services in a profitable manner;

●	Our expectations regarding our ability to deliver technology services efficiently and through arrangements that are profitable, including both in SKU-based and time-based pricing models and other pricing models we may employ;

●	Our ability to attract and retain qualified management and employees;

●	Our ability to hire, train, manage and retain technology specialists in a home-based model in quantities sufficient to meet forecast requirements, and our ability to continue to enhance the flexibility of our staffing model;

●	Our ability to match staffing levels with service volume in a cost-effective manner;

●	Our ability to manage contract labor as a component of our workforce;

●	Our ability to operate successfully in a time-based billing model;

●	Our ability to adapt to changes in the market for technology support services;

●	Our ability to manage sales costs in programs where we are responsible for sales;

●	Our ability to successfully manage advertising costs associated with our end-user software products;

●	Our beliefs and expectations regarding the introduction of new services and products, including additional software products and service offerings for devices beyond computers and routers;

●	Our expectations regarding revenues, cash flows and expenses, including cost of revenue, sales and marketing, research and development efforts, and administrative expenses;

●	Our assessment of seasonality, mix of revenue, and other trends for our business and the business of our partners;

●	Our ability to deliver projected levels of profitability;

●	Our expectations regarding the costs and other effects of acquisition and disposition transactions;

●	Our expectations regarding unit volumes, pricing and other factors in the market for computers and other technology devices, and the effects of such factors on our business;

●	Our ability to successfully operate in markets that are subject to extensive regulation, such as support for home security systems;

●	Our expectations regarding the results of pending, threatened or future litigation;

●	The assumptions underlying our Critical Accounting Policies and Estimates, including our assumptions regarding revenue recognition; assumptions used to estimate the fair value of stock-based compensation; assumptions regarding the impairment of goodwill and intangible assets; and expected accounting for income taxes; and

●	The expected effects of the adoption of new accounting standards.

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

Through the fourth quarter of 2013, we delivered six consecutive quarters of profitability. Since then we have sustained significant changes in our largest partner program that materially affect our revenue and margins. We also are making significant investments in support of our Nexus SaaS offering, and expect to continue to experience periods of losses in the future. If we fail to achieve revenue growth as a result of our additional investments and efforts, or if such revenue growth does not result in our achieving profitability, the market price of our common stock will likely decline. A period of losses normally results in usage of cash to fund our operating activities and a corresponding reduction in our cash balance.

Our business is based on a relatively new and evolving business model.

We are executing a plan to grow our business by providing technology support services, licensing our Nexus SaaS product, and providing end-user consumer software products. We may not be able to offer these services and software products successfully. Our technology specialists are generally home-based, which requires a high degree of coordination and quality control of employees working from diverse and remote locations. We experience financial losses in our business and we may use cash and incur losses in the future to support our growth initiatives. Our investments, which typically are made in advance of revenue, may not yield increased revenue to offset these expenses. As a result of these factors, the future revenue and income potential of our business is uncertain. Any evaluation of our business and our prospects must be considered in light of these factors and the risks and uncertainties often encountered by companies in our stage of development. Some of these risks and uncertainties relate to our ability to do the following:

●	Maintain our current relationships and service programs, and develop new relationships, with service partners and licensees of Nexus SaaS offering on acceptable terms or at all;
●	Reach prospective customers for our software products in a cost-effective fashion;

●	Reduce our dependence on a limited number of partners for a substantial majority of our revenue;
●	Successfully license our Nexus SaaS offering;
●	Attract and retain qualified management and employees in competitive markets for talent;
●
Hire, train, manage and retain our home-based technology specialists and enhance the flexibility of our staffing model in a cost-effective fashion and in quantities sufficient to meet forecast requirements;

●	Manage substantial headcount changes over short periods of time;
●	Manage contract labor efficiently and effectively;
●	Meet revenue targets;
●	Maintain gross and operating margins;
●	Match staffing levels with demand for services and forecast requirements;
●	Obtain bonuses and avoid penalties in contractual arrangements;
●	Operate successfully in a time-based pricing model;
●	Operate effectively in the small business market;
●	Offer subscriptions to our services in a profitable manner;
●	Successfully introduce new, and adapt our existing, services and products for consumers and businesses;
●	Respond effectively to changes in the market for technology support services;
●	Respond effectively to changes in the online advertising markets in which we participate;
●	Respond effectively to competition;
●	Respond to changes in macroeconomic conditions as they affect our and our partners’ operations;
●	Realize benefits of any acquisitions we make;
●
Adapt to changes in the markets we serve, including the decline in sales of  personal computers, the proliferation of tablets and other mobile devices and the introduction of new devices into the connected home and the “Internet of Things”;

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

Our quarterly revenue and operating results have in the past and may in the future fluctuate significantly from quarter to quarter. As a result, we believe that quarter-to-quarter and year-to-year comparisons of our revenue and operating results may not be accurate indicators of future performance.

Several factors that have contributed or may in the future contribute to fluctuations in our operating results include:

●	Demand for our services and products;
●	The performance of our partners;
●	Change in or discontinuance of our principal programs with partners;
●	Our reliance on a small number of partners for a substantial majority of our revenue;
●	Instability or decline in the global macroeconomic climate and its effect on our and our partners’ operations;
●	Our ability to successfully license our Nexus SaaS offering;
●	The availability and cost-effectiveness of advertising placements for our software products and our ability to respond to changes in the online advertising markets in which we participate;
●	Our ability to serve the small business market;
●	Our ability to attract and retain qualified management and employees in competitive markets;
●	The efficiency and effectiveness of our technology specialists;
●	Our ability to effectively match staffing levels with service volumes on a cost-effective basis;
●	Our ability to manage contract labor;
●
Our ability to hire, train, manage and retain our home-based technology specialists and enhance the flexibility of our staffing model in a cost-effective fashion and in quantities sufficient to meet forecast requirements;

●	Our ability to manage substantial headcount changes over short periods of time;
●	Our ability to manage sales costs in programs where we are responsible for sales;
●	Our ability to operate successfully in a time-based pricing model;
●	Our ability to attract and retain partners;
●	The price and mix of products and services we or our competitors offer;

●	Pricing levels and structures in the market for technology support services;
●	Our ability to successfully monetize customers who receive free versions of our consumer software;
●	Usage rates on the subscriptions we offer;
●	The rate of expansion of our offerings and our investments therein;
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

For the three months ended December 31, 2014, Comcast (67%) and the combined Office Depot and OfficeMax organization (15%) accounted for 10% or more of our total revenue. For the twelve months ended December 31, 2014, Comcast (64%) and the combined Office Depot and OfficeMax organization (16%) accounted for 10% or more of our total revenue. The loss of these or other significant relationships, the change of the terms or terminations of our arrangements with any of these firms, the reduction or discontinuance of programs with any of these firms, or the failure of any of these firms to achieve their targets could adversely affect our business.  Generally, the agreements with our partners do not require them to conduct any minimum amount of business with us, and therefore they have decided in the past and could decide at any time in the future to reduce or eliminate their programs or the use of our services in such programs. They may also enter into multi-sourcing arrangements with other vendors for services previously provided exclusively by us. Further, we may not successfully obtain new partners or customers. There is also the risk that, once established, our programs with these and other partners may take longer than we expect to produce revenue or may not produce revenue at all, and the revenue produced may not be profitable if the costs of performing under the program are greater than anticipated or the program terminates before up-front investments can be recouped. One or more of our key partners may also choose not to renew their relationship with us, discontinue certain programs, offer them only on a limited basis or devote insufficient time and attention to promoting them to their customers. Some of our key partners may prefer not to work with us if we also partner with their competitors. If any of these key partners merge with one of their competitors (as occurred with Office Depot and OfficeMax in 2013), all of these risks could be exacerbated.

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

Our Nexus SaaS offering is in its early stages and failure to market, sell and develop the offering effectively and competitively could result in a lack of growth.

A number of competitive offerings exist in the market, providing various feature sets that may overlap with our Nexus SaaS offering today or in the future.  Some competitors in this market far exceed our spending on sales and marketing activities and benefit from greater existing brand awareness, channel relationships and existing customer relationships.  We may not be able to reach the market effectively and adequately or convey our differentiation as needed to grow our customer base.  To reach our target market effectively, we may be required to continue to invest substantial resources in sales and marketing and research and development activities, which could have a material adverse effect on our financial results. In addition, if we fail to develop and maintain competitive features, deliver high-quality products and satisfy existing customers, our Nexus offering could fail to grow.  Growth in Nexus license revenue also depends on scaling our multi-tenant technology flexibly and cost-effectively to meet changing customer demand.  Disruptions in infrastructure operations as described below could impair our ability to deliver Nexus to customers, thereby affecting our reputation with existing and prospective customers and possibly resulting in monetary penalties or financial losses.

Our end-user software revenues are dependent on online traffic patterns and the availability and cost of online advertising in certain key placements.

Some of our consumer end-user software revenue stream is obtained through advertising placements in certain key online media placements. From time to time a trend or a change in a key advertising placement will impact us, decreasing traffic or significantly increasing the cost or effectiveness of online advertising and therefore compromising our ability to purchase a desired volume and placement of advertisements at profitable rates. If such a change were to continue to occur, as it did in 2013 and on several occasions in the past, we may be unable to attract desired amounts of traffic, our costs for advertising may further increase beyond our forecasts and our software revenues may further decrease. As a result, our operating results would be negatively impacted.

Our business depends on our ability to attract and retain talented employees.

Our business is based on successfully attracting and retaining talented employees. The market for highly skilled workers and leaders in our industry is extremely competitive. If we are not successful in our recruiting efforts, or if we are unable to retain key employees and executive management, our ability to develop and deliver successful products and services may be adversely affected. Effective succession planning is also important to our long-term success. Failure to ensure effective transfer of knowledge and smooth transitions involving key employees and executive management could hinder our strategic planning and execution.

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

Reductions in unit volumes of sales for computers and other devices we support, or in the prices of such equipment, could adversely affect our business. We offer both services that are attached to the sales of new computers and other devices, and services designed to fix existing computers and other devices. Declines in the unit volumes sold of these devices or declines in the pricing of such devices could adversely affect demand for our services or our revenue mix, either of which would harm our operating results. Further, we do not support all types of computers and devices, meaning that we must select and focus on certain operating systems and technology standards for computers, tablets, smart phones, and other devices.  We may not be successful in supporting new devices in the connected home and “Internet of Things,” and consumers and small businesses may prefer equipment we do not support, which may decrease the market for our services and products if customers migrate away from platforms we support.  In addition, the structures and pricing models for programs in the technology support services market may change in ways that reduce our revenues and our margins.

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

We depend on the continuing operation of our information technology and communication systems and those of our third-party service providers. Any damage to or failure of those systems could result in interruptions in our service, which could reduce our revenues and damage our reputation. The technology we use to serve partners and the Nexus SaaS offering we license are hosted at a third-party facility located in the United States, and we use a separate, independent third-party facility in the United States for emergency back-up and failover services in support of the hosted site.  These two facilities are operated by unrelated publicly held companies specializing in operating such facilities, and we do not control the operation of these facilities.  These facilities may experience unplanned outages and other technical difficulties in the future, and are vulnerable to damage or interruption from fires, floods, earthquakes, telecommunications and connectivity failures, power failures, and similar events. These facilities are also subject to risks from vandalism, break-ins, intrusion, and other malicious attacks. Despite substantial precautions taken, such as disaster recovery planning and back-up procedures, a natural disaster, act of terrorism or other unanticipated problem could cause a loss of information and data and lengthy interruptions in the availability of our services and technology platform offerings, as our backup systems may not be able to meet our needs for an extended period of time. We rely on hosted systems maintained by third-party providers to deliver technology services and our Nexus service to customers, including taking customer orders, handling telecommunications for customer calls, tracking sales and service delivery and making platform functionality available to customers. Any interruption or failure of our internal or external systems could prevent us or our service providers from accepting orders and delivering services, or cause company and consumer data to be unintentionally disclosed. Our continuing efforts to upgrade and enhance the security and reliability of our information technology and communications infrastructure could be very costly, and we may have to expend significant resources to remedy problems such as a security breach or service interruption. Interruptions in our services resulting from labor disputes, telephone or Internet failures, power or service outages, natural disasters or other events, or a security breach could reduce our revenue, increase our costs, cause customers and partners and licensees to fail to renew or to terminate their use of our offerings, and harm our reputation and our ability to attract new customers.  We maintain insurance programs with highly rated carriers using policies that are designed for businesses in the technology sector and that expressly address, among other things, cyber-attacks and potential harm resulting from incidents such as data privacy breaches; but depending on the type of damages, the amount, and the cause, all or part of any financial losses experienced may be excluded by the policies resulting in material financial losses for us.

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

A fundamental requirement for online communications, transactions and support is the secure collection, storage and transmission of confidential information. Our systems collect and store confidential and personal information of our individual customers as well as our partners and their customers’ users, including personally identifiable information and payment card information, and our employees and contractors may access and use that information in the course of providing services. In addition, we collect and retain personal information of our employees in the ordinary course of our business. We and our third-party contractors use commercially available technologies to secure this information. Despite these measures, parties may attempt to breach the security of our data or that of our customers. In addition, errors in the storage or transmission of data could breach the security of that information. We may be liable to our customers for any breach in security and any breach could subject us to governmental or administrative proceedings or monetary penalties, damage our relationships with partners and harm our business and reputation. Also, computers are vulnerable to computer viruses, physical or electronic break-ins and similar disruptions, which could lead to interruptions, delays or loss of data. We may be required to expend significant capital and other resources to comply with mandatory privacy and security standards required by law, industry standard, or contract, and to further protect against security breaches or to correct problems caused by any security breach.

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

Our software and services contain features that allow our technology specialists and other personnel to access, control, monitor and collect information from computers and other devices. Federal, state and foreign government bodies and agencies, however, have adopted or are considering adopting laws and regulations restricting or otherwise regulating the collection, use and disclosure of personal information obtained from consumers and individuals. Those regulations could require costly compliance measures, could reduce the efficiency of our operations, or could require us to modify or cease to provide our systems or services. Liability for violation of, costs of compliance with, and other burdens imposed by such laws and regulations may limit the use and adoption of our services and reduce overall demand for them. Even the perception of privacy concerns, whether or not valid, may harm our reputation and inhibit adoption of our solutions by current and future customers. In addition, we may face claims about invasion of privacy or inappropriate disclosure, use, storage, or loss of information obtained from our customers. Any imposition of liability could harm our reputation, cause us to lose customers and cause our operating results to suffer.

We rely on third-party technologies in providing certain of our software and services. Our inability to use, retain or integrate third-party technologies and relationships could delay service or software development and could harm our business.

We license technologies from third parties, which are integrated into our services, technology and end user software. Our use of commercial technologies licensed on a non-exclusive basis from third parties poses certain risks. Some of the third-party technologies we license may be provided under “open source” licenses, which may have terms that require us to make generally available our modifications or derivative works based on such open source code. Our inability to obtain or integrate third-party technologies with our own technology could delay service development until equivalent compatible technology can be identified, licensed and integrated. These third-party technologies may not continue to be available to us on commercially reasonable terms or at all. If our relationship with third parties were to deteriorate, or if such third parties were unable to develop innovative and saleable products, or component features of our products, we could be forced to identify a new developer and our future revenue could suffer. We may fail to successfully integrate any licensed technology into our services or software, or maintain it through our own development work, which would harm our business and operating results. Third-party licenses also expose us to increased risks that include:

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

We expect to support, among other programs, partners offering home security services and other devices and programs for us in the connected home.  Because these services related to programs intended to help protect the lives and property, real and personal, of consumers, we may have greater exposure to liability and litigation risks than businesses that provide support for other consumer and small business products and services.  Our ability to limit our liability for the acts or omissions of our employees in our contract terms with partners and consumers in relation to such programs may be substantially less than in other markets we serve, which is to say, we may have much greater inherent legal liability exposure in such programs than is customarily seen in programs for markets we have offered historically.  In the event of litigation with respect to such matters, it is possible that our risk-mitigation provisions in contracts may be deemed not applicable or unenforceable exposing us to substantial liability exposure, and, regardless of the ultimate outcome, we may incur significant costs of defense that could materially and adversely affect our business, financial condition, results of operations and cash flows.

If our services are used to commit fraud or other similar intentional or illegal acts, we may incur significant liabilities, our services may be perceived as not secure and customers may curtail or stop using our services.

Certain software and services we provide, including Nexus, enable remote access to and control of third-party computer systems and devices. We generally are not able to control how such access may be used or misused by licensees of our SaaS offerings. If our software is used by others to commit fraud or other illegal acts, including, but not limited to, violating data privacy laws, proliferating computer files that contain a virus or other harmful elements, interfering or disrupting third-party networks, infringing any third party’s copyright, patent, trademark, trade secret or other rights, transmitting any unlawful, harassing, libelous, abusive, threatening, vulgar, obscene or otherwise objectionable material, or committing unauthorized access to computers, devices, or protected information, third parties may seek to hold us legally liable. As a result, defending such claims could be expensive and time-consuming regardless of the merits, and we could incur significant liability or be required to undertake expensive preventive or remedial actions. As a result, our operating results may suffer and our reputation may be damaged.

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

Our business relies on the use and licensing of technology. Other parties may assert intellectual property infringement claims against us or our customers, and our products may infringe the intellectual property rights of third parties. For example, our products may infringe patents issued to third parties. In addition, as is increasingly common in the technology sector, we may be confronted with the aggressive enforcement of patents by companies whose primary business activity is to acquire patents for the purpose of offensively asserting them against other companies. From time to time, we have received allegations or claims of intellectual property infringement, and we may receive more claims in the future. We may also be required to pursue litigation to protect our intellectual property rights or defend against allegations of infringement. Intellectual property litigation is expensive and time-consuming and could divert management’s attention from our business. The outcome of any litigation is uncertain and could significantly impact our financial results. If there is a successful claim of infringement, we may be required to develop non-infringing technology or enter into royalty or license agreements, which may not be available on acceptable terms, if at all. Our failure to develop non-infringing technologies or license proprietary rights on a timely basis would harm our business.

We may face class actions and similar claims that could be costly to defend or settle and result in negative publicity and diversion of management resources.

Our business involves direct sale and licensing of services and software to consumers and small businesses, and we typically include customary indemnification provisions in favor of our partners in our agreements for the distribution of our services and software.  As a result we can be subject to consumer litigation and legal proceedings related to our services and software, including putative class action claims and similar legal actions.  As our employee count grows and consists mostly of hourly (“non-exempt”) employees working from home, we can also be subject to employee litigation and legal proceedings related to our employment practices attempted on a class or representative basis.  Such litigation can be expensive and time-consuming regardless of the merits of any action, and could divert management’s attention from our business.  The cost of defense can be large as can any settlement or judgment in an action. The outcome of any litigation is uncertain and could significantly impact our financial results. Regardless of outcome, litigation can have an adverse impact on us because of defense costs, negative publicity, diversion of management resources and other factors.

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

Our corporate headquarters is located in Redwood City, California, where we sublease an office facility of approximately 21,620 square feet.  The sublease agreement will expire on February 18, 2017. We are in the process of evaluating an expansion of our corporate headquarters to support the growth of the business.  We also lease office facilities in Eugene, Oregon (for which the lease agreement will expire on December 31, 2017) and Louisville, Colorado (for which the lease agreement will expire on January 31, 2016). In addition, we lease an office in Bangalore, India with 6,838 square feet for which the lease will expire on August 31, 2021.

ITEM 3.	LEGAL PROCEEDINGS.

Legal Contingencies

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

On February 7, 2012, a lawsuit seeking class-action certification was filed against the Company in the United States District Court for the Northern District of California, No. 12-CV-00609, alleging that the design of one the Company’s software products and the method of promotion to consumers constitute fraudulent inducement, breach of contract, breach of express and implied warranties, and unjust enrichment. On the same day the same plaintiffs’ law firm filed another action in the United States District Court for the Southern District of New York, No. 12-CV-0963, involving similar allegations against a subsidiary of the Company and one of the Company’s partners who distributes our software products, and that partner requested indemnification under contract terms with the Company. The law firm representing the plaintiffs in both cases has filed unrelated class actions in the past against a number of major software providers with similar allegations about those providers’ products. On May 30, 2013, the Company received final court approval relating to the terms of a settlement of these actions. Under the terms of the settlement, the Company offered a one-time cash payment, covered by the Company’s insurance provider, to qualified class-action members; the deadline to submit a claim form concluded on February 28, 2013. In addition, the Company offered a limited free subscription to one of its software products; the deadline for redemptions concluded on August 31, 2013. Therefore, the Company reversed a previous accrual of $57,000 associated with these actions and recorded a benefit in the same amount within interest income and other, net in the condensed consolidated statements of operations for the year ended December 31, 2013. The Company denies any wrongdoing or liability and entered into the settlement to minimize the costs of defense.

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

Guarantees

We have identified guarantees in accordance with ASC 450, Contingencies. This guidance stipulates that an entity must recognize an initial liability for the fair value, or market value, of the obligation it assumes under the guarantee at the time it issues such a guarantee, and must disclose that information in its interim and annual financial statements. We have entered into various service level agreements with our partners, in which we may guarantee the maintenance of certain service level thresholds. Under some circumstances, if we do not meet these thresholds, we may be liable for certain financial costs. We evaluate costs for such guarantees under the provisions of ASC 450. We consider such factors as the degree of probability that we would be required to satisfy the liability associated with the guarantee and the ability to make a reasonable estimate of the resulting cost. We incurred zero and immaterial costs as a result of such obligations during the years ended December 31, 2014 and 2013, respectively. We have not accrued any liabilities related to such obligations in the consolidated financial statements as of December 31, 2014 and 2013.

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

Market of Common Stock

Our common stock has been traded publicly on the Nasdaq Global Select Market (“Nasdaq”) under the symbol “SPRT” since July 19, 2000. Before July 19, 2000, there was no public market for our common stock. The following table sets forth the highest and lowest sale price of our common stock for the quarters indicated:

	Low	High
Fiscal Year 2014:
First Quarter	$2.40	$3.87
Second Quarter	$2.21	$2.71
Third Quarter	$2.16	$2.81
Fourth Quarter	$1.90	$2.30
Fiscal Year 2013:
First Quarter	$3.86	$4.50
Second Quarter	$3.75	$4.87
Third Quarter	$4.65	$6.17
Fourth Quarter	$3.37	$5.68

Holders of Record

As of February 28, 2015, there were approximately 115 holders of record of our common stock (not including beneficial holders of stock held in street name).

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

Stock Price Performance Graph

The following graph illustrates a comparison of the cumulative total stockholder return (change in stock price plus reinvested dividends) of the Company’s Common Stock and the CRSP Total Return Index for the Nasdaq U.S. Stocks (the “Nasdaq Composite Index”) and Nasdaq Computer and Data Processing Services Index from December 31, 2009 through December 31, 2014. The graph assumes that $100 was invested on December 31, 2009 in us, the Nasdaq Composite Index and the Nasdaq Computer and Data Processing Services Index and that all dividends were reinvested. No cash dividends have been declared or paid on our common stock. Our common stock has been traded on the Nasdaq since July 19, 2000. The comparisons in the table are required by the SEC and are not intended to forecast or be indicative of possible future performance of our common stock.

COMPARISON OF CUMULATIVE TOTAL RETURN AMONG
SUPPORT.COM, INC.,
THE NASDAQ COMPOSITE INDEX, AND
THE NASDAQ COMPUTER INDEX

250.00
200.00
150.00
100.00
50.00
12/31/09
12/31/10
12/31/11
12/31/12
12/31/13
12/31/14
Support.com, Inc.
Nasdaq Composite Index
Nasdaq Computer Index

CUMULATIVE TOTAL RETURN AT PERIOD END

	12/31/09	12/31/10	12/30/11	12/31/12	12/31/13	12/31/14
Support.com, Inc.	$100.00	$245.45	$85.23	$157.95	$143.56	$79.92
Nasdaq Composite Index	$100.00	$116.91	$114.81	$133.07	$184.06	$208.71
Nasdaq Computer Index	$100.00	$117.44	$118.01	$132.74	$175.15	$209.96

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

Support.com is a leading provider of cloud-based software and services for technology support.  In June 2009, we sold our legacy Enterprise software business to Consona Corporation and focused our efforts purely on the consumer and small business markets for technology services, and, more recently, Nexus SaaS offering.  Therefore, our audited consolidated financial statements, accompanying notes and other information provided in this Form 10-K reflect the Enterprise business as a discontinued operation for all periods presented in accordance with ASC 360, Accounting for the Impairment or Disposal of Long-Lived Assets.  The Company currently reports its operations as a single operating segment.

The information set forth below is not necessarily indicative of results of future operations and should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the consolidated financial statements and related notes included in Items 7 and 8 of Part II of this Report.

	Year Ended December 31,
	2014(1)	2013(1)	2012	2011	2010
	(In thousands, except per share data)
Consolidated Statements of Operations Data:
Revenue:
Services	$77,272	$74,867	$57,622	$37,248	$32,276
Software and other	5,719	13,296	14,332	16,591	11,901
Total revenue	82,991	88,163	71,954	53,839	44,177
Cost of revenue:
Cost of services	60,606	43,208	37,343	29,919	26,737
Cost of software and other	840	1,172	1,421	1,744	1,358
Total cost of revenue	61,446	44,380	38,764	31,663	28,095
Gross profit	21,545	43,783	33,190	22,176	16,082
Operating expenses:
Research and development	5,078	5,735	6,773	6,057	5,214
Sales and marketing	7,206	14,599	18,285	21,791	18,091
General and administrative	11,320	11,376	12,234	12,005	10,963
Amortization of intangible assets and other	1,091	1,321	1,522	866	364
Total operating expenses	24,695	33,031	38,814	40,719	34,632
Income (loss) from operations	(3,150)	10,752	(5,624)	(18,543)	(18,550)
Interest income and other, net	294	369	297	455	540
Income (loss) from continuing operations, before income taxes	(2,856)	11,121	(5,327)	(18,088)	(18,010)
Income tax provision	740	772	208	401	88
Income (loss) from continuing operations, after income taxes	(3,596)	10,349	(5,535)	(18,489)	(18,098)

Income (loss) from discontinued operations, after income taxes	113	34	111	(151)	31
Net income (loss)	$(3,483)	$10,383	$(5,424)	$(18,640)	$(18,067)
Basic earnings (loss) per share:
Continuing operations, after income taxes	$(0.07)	$0.20	$(0.11)	$(0.39)	$(0.39)
Discontinued operations, after income taxes	0.01	0.00	0.00	(0.00)	0.00
Basic net earnings (loss) per share	$(0.06)	$0.20	$(0.11)	$(0.39)	$(0.39)
Diluted earnings (loss) per share:
Continuing operations, after income taxes	$(0.07)	$0.19	$(0.11)	$(0.39)	$(0.39)
Discontinued operations, after income taxes	0.01	0.00	0.00	(0.00)	0.00
Diluted net earnings (loss) per share	$(0.06)	$0.19	$(0.11)	$(0.39)	$(0.39)
Shares used in computing per share amounts:
Basic	53,834	51,553	48,798	48,288	46,818
Diluted	53,834	53,825	48,798	48,288	46,818

(1) Certain amounts in the consolidated financial statements for the year ended December 31, 2013, as well as in the condensed consolidated financial statements for the first and second quarters of 2014, have been reclassified to conform to the current period's presentation. Please see Note 1 in Notes to Consolidated Financial Statements for further discussion on Financial Statement Reclassification.

	December 31,
	2014	2013	2012	2011	2010
	(in thousands)
Consolidated Balance Sheet Data:
Cash, cash equivalents and investments	$73,793	$72,357	$56,350	$53,013	$74,235
Working capital	$79,758	$77,973	$54,758	$51,168	$71,385
Total assets	$107,987	$106,899	$88,259	$84,996	$93,739
Long-term obligations	$2,201	$1,804	$1,456	$1,575	$749
Accumulated deficit	$(159,473)	$(155,990)	$(166,373)	$(160,949)	$(142,309)
Total stockholders’ equity	$95,721	$95,396	$74,163	$71,335	$86,057

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

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

Overview

Support.com, Inc. is a leading provider of cloud-based software and services that enable technology support for a connected world. Our technology support services programs help leading brands create new revenue streams and deepen customer relationships. We offer turnkey, outsourced support services for service providers, retailers and technology companies. Our technology support services programs are designed for both the consumer and small business markets, and include computer and mobile device set-up, security and support, virus and malware removal, wireless network set-up, and home security and automation system support.

Total revenue for the year ended December 31, 2014 decreased by $5.2 million, or 6%, from 2013. Revenue from services increased by $2.4 million, or 3%, from 2013. The increase in services revenue over the prior year was due to growth in our partner programs, primarily the programs for Comcast. Revenue from software and other decreased by $7.6 million, or 57%, from 2013 due to a decision to discontinue our largest advertising placements in the second half of 2013 because they were no longer profitable.

Cost of services for the year ended December 31, 2014 increased by 40% from 2013 primarily as a result of the hiring of additional technology specialists for our home networking support bundle program and Xfinity home program with Comcast. Cost of software and other for the year ended December 31, 2014 decreased by 28% year-over-year due to lower sales of end-user software products driven by our decision to discontinue our largest advertising placements in the second half of 2013.  Total gross margin declined from 50% to 26% year-over-year due to a higher percentage of revenue generated by the lower margin Comcast home networking support bundle program and Comcast Xfinity home program which replaced the higher margin Comcast Xfinity signature support program.

Operating expenses for the year ended December 31, 2014 decreased by 25% from 2013, driven by a decision to discontinue our largest advertising placements in the second half of 2013 because they were no longer profitable. We expect to increase research and development and sales and marketing investment related to Nexus during 2015.

Our key goals for 2015 are to increase SaaS revenue from Nexus, to expand existing service programs, to launch service programs with new partners, to improve service delivery efficiency and to execute on our product roadmap to provide full lifecycle support for the Internet of Things.

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

Revenue Recognition

Our revenue recognition policy is one of our critical accounting policies because revenue is a key component of our results of operations, and revenue recognition is based on complex rules which require us to make judgments. In accordance with the provisions of ASC 605, Revenue Recognition, we recognize revenue only when all of the following criteria are met: (i) persuasive evidence of an arrangement exists, (ii) delivery has occurred, (iii) collection is considered probable, and (iv) the fees are fixed or determinable. We do not record revenue on sales transactions when the collection of cash is in doubt at the time of sale, and we use management judgment in determining collectability.  From time to time, we may enter into agreements which involve us making payments to our partners.  We use judgment in evaluating the treatment of such payments and in determining which portions of the consideration paid to customers should be recorded as contra-revenue and which should be recorded as an expense.  We generally provide a refund period on services and end-user software products, and we employ judgment in determining whether a customer is eligible for a refund based on that customer’s specific facts and circumstances. Our Nexus agreements usually include service level thresholds under which we may be liable for certain financial costs.  If our estimates and judgments on any of the foregoing are incorrect, our revenue for one or more periods may be incorrectly recorded.  Please see Note 1 in Notes to the Consolidated Financial Statements for further discussion of our revenue recognition policies.

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

Accounting for Goodwill and Other Intangible Assets

We test goodwill for impairment annually on September 30 and whenever events or changes in circumstances indicate that the carrying value of the asset may not be recoverable in accordance with ASC 350, Intangibles - Goodwill and Other. Consistent with our assessment that we have only one reporting segment, we test goodwill for impairment at the entity level. We test goodwill using the two-step process required by ASC 350. In the first step, we compare the carrying value of the reporting unit to the fair value based on quoted market prices of our common stock. If the fair value of the reporting unit exceeds the carrying value, goodwill is not considered impaired and no further testing is required. If the carrying value exceeds the fair value, goodwill is potentially impaired and the second step of the impairment test must be performed. In the second step, we compare the implied fair value of the goodwill, as defined by ASC 350, to the carrying value to determine the impairment loss, if any. We performed our annual goodwill impairment tests on September 30, 2014, 2013, and 2012 and concluded that there was no impairment.

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

Stock-Based Compensation

We account for stock-based compensation in accordance with the provisions of ASC 718, Compensation - Stock Compensation. Under the fair value recognition provisions of ASC 718, stock-based compensation cost is estimated at the grant date based on the fair value of the award and is recognized as expense ratably over the requisite service period of the award. We estimate the fair value of stock-based awards on the grant date using (i) the Black-Scholes-Merton option-pricing model for service-based stock options, (ii) the Monte-Carlo simulation model for market-based stock options, and (iii) the quoted prices of the Company’s common stock for restricted stock units. Determining the appropriate fair value model and calculating the fair value of stock-based awards requires judgment, including estimating stock price volatility, forfeiture rates and expected life. If any of these assumptions used in the option-pricing models change, our stock-based compensation expense could change on our consolidated financial statements.

Accounting for Income Taxes

We are required to estimate our income taxes in each of the tax jurisdictions in which we operate. This process involves management’s estimation of our current tax exposures together with an assessment of temporary differences determined based on the difference between the financial statement and tax basis of certain items. These differences result in net deferred tax assets and liabilities, which are included in our consolidated balance sheet. We must assess the likelihood that we will be able to recover our deferred tax assets.  If recovery is not likely, we must increase our provision for taxes by recording a valuation allowance against the deferred tax assets that we estimate will not ultimately be recoverable.  We currently have provided a full valuation allowance on our U.S. deferred tax assets that management determined are not likely to be realized due to cumulative net losses since inception and the difficulty in accurately forecasting the Company’s results. In addition, we currently have provided a partial valuation allowance on certain foreign deferred tax assets. If any of our estimates change, we may change the likelihood of recovery and our tax expense as well as the value of our deferred tax assets would change.

Our deferred tax assets do not include excess tax benefits related to stock-based compensation post ASC 718 adoption.  The total excess tax benefit component of our federal and state net operating loss carryforwards is $4.3 million as of December 31, 2014. Consistent with prior years, the excess tax benefit reflected in our net operating loss carryforwards will be accounted for as a credit to stockholders’ equity, if and when realized.  In determining if and when excess tax benefits have been realized, we have elected to utilize the with-and-without approach with respect to such excess tax benefits.

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

Results of Operations

The following table presents certain Consolidated Statements of Operations data for the periods indicated as a percentage of total revenue:

	Year Ended December 31,
	2014	2013	2012
Revenue:
Services	93%	85%	80%
Software and other	7	15	20
Total revenue	100	100	100
Cost of revenue:
Cost of services	73	49	52
Cost of software and other	1	1	2
Total cost of revenue	74	50	54
Gross profit	26	50	46
Operating expenses:
Research and development	6	7	9
Sales and marketing	9	17	25
General and administrative	14	13	17
Amortization of intangible assets and other	1	1	2
Total operating expenses	30	38	53
Income (loss) from operations	(4)	12	(8)
Interest income and other, net	0	1	0
Income (loss) from continuing operations, before income taxes	(3)	13	(8)
Income tax provision	1	1	0
Income (loss) from continuing operations, after income taxes	(4)	12	(8)
Income from discontinued operations, after income taxes	0	0	0
Net income (loss)	(4)%	12%	(8)%

Years Ended December 31, 2014, 2013, and 2012:

Revenue

($ in thousands)	2014	% Change 2013 to 2014	2013	% Change 2012 to 2013	2012
Services	$77,272	3%	$74,867	30%	$57,622
Software and other	5,719	(57)%	13,296	(7)%	14,332
Total revenue	$82,991	(6)%	$88,163	23%	$71,954

Services. Services revenue consists primarily of fees for technology services generated from our partners. We provide these services remotely, generally using service delivery personnel who utilize our proprietary technology to deliver the services. Services revenue is also comprised of the licensing of Nexus. Services revenue for the year ended December 31, 2014 increased by $2.4 million from 2013.  The increase was mainly due to continued growth in our Comcast programs.  For the year ended December 31, 2014, services revenue generated from our partnerships was $70.9 million compared to $70.6 million for 2013. For the year ended December 31, 2014, direct services revenue was $6.4 million compared to $4.2 million for 2013.

Services revenue for the year ended December 31, 2013 increased by $17.2 million from 2012.  The increase was due primarily to continued growth in our partner programs, primarily the programs for Comcast.  For the year ended December 31, 2013, services revenue generated from our partnerships was $70.6 million compared to $54.4 million for 2012. Direct services revenue was $4.2 million compared to $3.2 million for 2012.

Software and other. Software and other revenue is comprised primarily of fees for end-user software products provided through direct customer downloads, and, to a lesser extent, through the sale of these software products via partners. Software and other revenue for the year ended December 31, 2014 decreased by $7.6 million from 2013 due to a decision to discontinue our largest advertising placements in the second half of 2013.  For the year ended December 31, 2014, direct software and other revenue was $3.2 million compared to $8.3 million for 2013. For the year ended December 31, 2014, software and other revenue generated from our partnerships was $2.5 million compared to $5.0 million for 2013.

Software and other revenue for the year ended December 31, 2013 decreased by $1.0 million from 2012 due to a decision to discontinue our largest advertising placements in the second half of 2013. For the year ended December 31, 2013, direct software and other revenue was $8.3 million compared to $8.4 million for 2012. For the year ended December 31, 2013, software and other revenue generated from our partnerships was $5.0 million compared to $5.9 million for 2012.

Revenue Mix

The components of revenue, expressed as a percentage of total revenue were:

	Year Ended December 31,
	2014	2013	2012
Services	93%	85%	80%
Software and other	7%	15%	20%
Total revenue	100%	100%	100%

We expect that services revenue will increase as a percentage of our total revenue and that software and other revenue will decrease as a percentage of our total revenue over the next year.

For the year ended December 31, 2014, Comcast (64%) and the combined Office Depot and OfficeMax organization (16%) accounted for 10% or more of our total revenue. For the year ended December 31, 2013, Comcast (53%) accounted for 10% or more of our total revenue. Had the Office Depot and OfficeMax merger been effective throughout the year ended December 31, 2013, the combined entity would have accounted for 18% of our total revenue. For the year ended December 2012, Comcast (35%), OfficeMax (12%), Office Depot (12%) and Staples (10%) accounted for 10% or more of our total revenue.  No other customers accounted for 10% or more of our total revenue in any year presented.  Revenue from customers outside the United States accounted for less than 1% of our total revenue in 2014, 2013, and 2012.

Cost of Revenue

($ in thousands)	2014	% Change 2013 to 2014	2013	% Change 2012 to 2013	2012
Cost of services	$60,606	40%	$43,208	16%	$37,343
Cost of software and other	840	(28)%	1,172	(18)%	1,421
Total cost of revenues	$61,446	38%	$44,380	14%	$38,764

Cost of services. Cost of services consists primarily of compensation costs and contractor expenses for people providing services, technology and telecommunication expenses related to the delivery of services and other personnel-related expenses in service delivery. The increase of $17.4 million in cost of services for the year ended December 31, 2014 compared to 2013 was mainly due to increases in wages and employee benefits of $13.0 million and in direct technology costs of $1.3 million in connection with the hiring of additional technology specialists primarily for our home networking support bundle program and Xfinity home program with Comcast.

The increase of $5.9 million in cost of services for the year ended December 31, 2013 compared to 2012 was mainly due to a $5.1 million increase in wages and employee benefits in connection with the increase in our technology specialists to support revenue growth, a $386,000 increase in direct technology costs and a $317,000 increase in restructuring costs associated with the reduction in our technology specialist workforce at the end of 2013 associated with the termination of Xfinity Signature Support program with Comcast.

Cost of software and other. Cost of software and other fees consists primarily of third-party royalty fees for our end-user software products.  Certain of these products were developed using third-party research and development resources, and the third party receives royalty payments on sales of products it developed.  The decrease of $332,000 in cost of software and other for the year ended December 31, 2014 compared to 2013 was primarily due to lower sales of end-user software products driven by our decision to discontinue our largest advertising placements in the second half of 2013. The decrease of $249,000 in cost of software and other for the year ended December 31, 2013 compared to 2012 was primarily due to a reduction of third-party royalty fees as the Company reduced the reliance on third-party software products.

Operating expenses

($ in thousands)	2014	% Change 2013 to 2014	2013	% Change 2012 to 2013	2012
Research and development	$5,078	(11)%	$5,735	(15)%	$6,773
Sales and marketing	7,206	(51)%	14,599	(20)%	18,285
General and administrative	11,320	(0)%	11,376	(7)%	12,234
Amortization of intangible assets and other	1,091	(17)%	1,321	(13)%	1,522
Total operating expenses	$24,695	(25)%	$33,031	(15)%	$38,814

Research and development. Research and development expense consists primarily of compensation costs, third-party consulting expenses and related overhead costs for research and development personnel. Research and development costs are expensed as they are incurred. The decrease of $657,000 in research and development expense for the year ended December 31, 2014 compared to 2013 resulted primarily from decreases in salary and employee related expenses including stock-based compensation expense due to a decrease in headcount. The decrease of $1.0 million in research and development expense for the year ended December 31, 2013 compared to 2012 resulted primarily from decreases in salary and employee related expenses including stock-based compensation expense due to a decrease in headcount.

Sales and marketing. Sales and marketing expense consists primarily of compensation costs of business development, program management and marketing personnel, as well as expenses for lead generation and promotional activities, including public relations, advertising and marketing. The decrease of $7.4 million in sales and marketing expense for the year ended December 31, 2014 compared to 2013 resulted from our decision to discontinue our largest advertising placements in the second half of 2013.

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

General and administrative. General and administrative expense consists primarily of compensation costs and related overhead costs for administrative personnel and professional fees for legal, accounting and other professional services. General and administrative expense was consistent year-over-year at $11.3 million. The decrease of $858,000 in general and administrative expense for the year ended December 31, 2013 compared to 2012 resulted from a $683,000 decrease in stock-based compensation expense, a $262,000 decrease in franchise taxes and a $241,000 decrease in professional services and legal related fees, offset by a $541,000 increase in recruiting fees for certain corporate positions and hiring expenses to support the growth in our services programs.

Amortization of intangible assets and other.  The decrease of $230,000 in amortization of intangible assets and other for the year ended December 31, 2014 compared to 2013 was due to certain intangible assets becoming fully amortized as of the end of 2013.  The decrease of $201,000 in amortization of intangible assets and other for the year ended December 31, 2013 compared to 2012 was due to the re-measurement of milestone based earn-outs associated with the acquisitions of RightHand IT Corporation in January 2012 and SUPERAntiSpyware in June 2011.

Interest income and other, net

($ in thousands)	2014	% Change 2013 to 2014	2013	% Change 2012 to 2013	2012
Interest income and other, net	$294	(20)%	$369	24%	$297

Interest income and other, net.  Interest income and other, net consists primarily of interest income on our cash, cash equivalents and short-term investments.  The decrease in interest income and other, net of $75,000 for the year ended December 31, 2014 compared to 2013 and the increase in interest income and other, net of $72,000 for the year ended December 31, 2013 compared to 2012 was primarily due to a reversal of a previous legal accrual of $57,000 associated with a class-action lawsuit that was concluded in August 2013.

Income tax provision

($ in thousands)	2014	% Change 2013 to 2014	2013	% Change 2012 to 2013	2012
Income tax provision	$740	(4)%	$772	271%	$208

Income tax provision.  The income tax provision is comprised of estimates of current taxes due in domestic and foreign jurisdictions. For the year ended December 31, 2014, the income tax provision primarily consisted of state income tax, foreign taxes, and tax expense related to the recording of a deferred tax liability that results from the amortization for income tax purposes of acquisition-related goodwill. For the year ended December 31, 2014, the income tax provision consisted of $422,000 for foreign taxes, $265,000 for amortization for income tax purposes of acquisition-related goodwill and $53,000 for state income tax. For the year ended December 31, 2013, the income tax provision consisted of $351,000 for foreign taxes, $265,000 for amortization for income tax purposes of acquisition-related goodwill and $156,000 for state income tax. For the year ended December 31, 2012, the income tax provision consisted of $140,000 for foreign tax benefits, $265,000 for amortization for income tax purposes of acquisition-related goodwill and $83,000 for state income tax.

Liquidity and Capital Resources

Total cash, cash equivalents and short-term investments at December 31, 2014 and 2013 was $73.8 million and $72.4 million, respectively.  Cash equivalents and short-term investments are comprised of money market funds, certificate of deposits, corporate notes and bonds, and U.S. government agency securities. The increase in cash, cash equivalents and short-term investments in fiscal year 2014 was primarily due to cash generated from operating activities and proceeds from exercises of employee stock options.

Operating Activities

Net cash provided by operating activities was $1.5 million for the year ended December 31, 2014, $10.2 million for the year ended December 31, 2013, and $2.0 million for the year ended December 31, 2012. Net cash provided by operating activities primarily reflect the net income (loss) for the period, adjusted for non-cash items such as stock-based compensation expense, amortization of intangible assets and other, amortization of premiums and discounts on investments, depreciation, warrant-related charges, and changes in operating assets and liabilities.

Net cash provided by operating activities during 2014 was the result of net loss for the period of $3.5 million, adjusted for non-cash items totaling $5.0 million and changes in operating assets and liabilities of $25,000.  Adjustment for non-cash items primarily consisted of stock-based compensation expense of $2.9 million, amortization of intangible assets and other of $1.1 million, and amortization of premiums and discounts on investments of $726,000.  The changes in operating assets and liabilities primarily consisted of an increase in accounts receivable, net of $634,000 due to an increase in revenues, a decrease in deferred revenue of $632,000 due to a decrease in sales of services for which revenues are recognized ratably, offset by net increase in accounts payable, accrued compensation, other accrued liabilities and other long-term liabilities of $1.4 million due to the timing of payments.

Net cash provided by operating activities during 2013 was the result of net income for the period of $10.4 million, adjusted for non-cash items totaling $6.7 million and changes in operating assets and liabilities of ($6.8) million.  Adjustment for non-cash items primarily consisted of stock-based compensation expense of $3.5 million, amortization of intangible assets and other of $1.3 million, warrant-related charges of $777,000, and amortization of premiums and discounts on investments of $646,000.  The changes in operating assets and liabilities primarily consisted of an increase in accounts receivable, net of $4.3 million due to an increase in revenues and a decrease in deferred revenue of $3.3 million due to a decrease in sales of services for which revenues are recognized ratably, offset by net increase in accounts payable, accrued compensation, other accrued liabilities and other long-term liabilities of $646,000 due to the timing of payments.

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

Investing Activities

Net cash provided by (used in) investing activities was $(7.5) million for the year ended December 31, 2014, $(19.4) million for the year ended December 31, 2013, and $3.2 million for the year ended December 31, 2012. Net cash used in investing activities in 2014 was primarily due to purchases of investments of $63.5 million offset by sales and maturities of investments of $56.3 million, and purchases of property and equipment of $231,000. Net cash used in investing activities in 2013 was primarily due to purchases of investments of $61.8 million offset by sales and maturities of investments of $42.6 million, and purchases of property and equipment of $221,000. Net cash provided by investing activities in 2012 was primarily due to sales and maturities investments of $42.9 million offset by the purchases of investments of $37.8 million, acquisition of RightHand IT Corporation for $1.3 million and purchases of property and equipment of $523,000.

Financing Activities

Net cash provided by financing activities was $1.1 million for the year ended December 31, 2014, $7.0 million for the year ended December 31, 2013, and $3.5 million for the year ended December 31, 2012. In 2014, cash generated by financing activities was primarily attributable to the exercise of employee stock options and the purchase of common stock under employee stock purchase plans. Net cash provided by financing activities in 2013 was from the proceeds of exercises of employee stock options (and the purchase of common stock under employee stock purchase plans of $11.0 million offset by the repurchase of shares of $4.1 million (net repurchase of $1.8 million after considering proceeds from the exercise of stock options that resulted in shares that were repurchased).  In 2012, cash generated by financing activities was primarily attributable to the exercise of employee stock options and the purchase of common stock under employee stock purchase plans.

Working Capital and Capital Expenditure Requirements

At December 31, 2014, we had stockholders’ equity of $95.7 million and working capital of $79.8 million. We believe that our existing cash balances will be sufficient to meet our working capital requirements for at least the next 12 months.

If we require additional capital resources to grow our business internally or to acquire complementary technologies and businesses at any time in the future, we may seek to sell additional equity or debt securities. The sale of additional equity could result in more dilution to our stockholders.

We plan to continue to make investments in our business during 2015. We believe these investments are essential to creating sustainable growth in our business in the future. Additionally, we may choose to acquire other businesses or complimentary technologies to enhance our product capabilities and such acquisitions would likely require the use of cash.

Contractual Obligations

The following table summarizes our contractual obligations at December 31, 2014 and the effect these contractual obligations are expected to have on our liquidity and cash flows in future periods (in thousands):

	Payments Due By Period
	Total	Less than 1 year	1 ‑ 3 Years	More than 3 Years
Operating leases	$1,735	$581	$744	$410
Uncertain tax positions, including interest and penalties	708	41	266	401
	$2,443	$622	$1,010	$811

These obligations are for non-cancelable operating leases including our headquarters office and offices to carry out research and development and operations globally.

Off-Balance Sheet Arrangements

At December 31, 2014, we did not have any significant off-balance sheet arrangements, as defined in Item 303(a)(4)(ii) of Regulation S-K.

Recent Accounting Pronouncements

In August 2014, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2014-15, Disclosure of Uncertainties about an Entity's Ability to Continue as a Going Concern. ASU 2014-15 explicitly requires management to evaluate, at each annual or interim reporting period, whether there are conditions or events that exist that raise substantial doubt about an entity's ability to continue as a going concern within one year after the date the financial statements are issued and to provide related disclosures. ASU 2014-15 is effective for annual periods ending after December 15, 2016 and earlier application is permitted. The adoption of ASU 2014-15 is not expected to have a material effect on our consolidated financial statements or disclosures.

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers (Topic 660), which provides guidance for revenue recognition. ASU 2014-09 is applicable to any entity that either enters into contracts with customers to transfer goods or services or enters into contracts for the transfer of nonfinancial assets. ASU 2014-09 will supersede the revenue recognition requirements in Topic 605, Revenue Recognition, and most industry-specific guidance. The standard’s core principle is that a company will recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the company expects to be entitled to receive in exchange for those goods or services. In doing so, companies will need to use more judgment and make more estimates than under current U.S. GAAP. These may include identifying performance obligations in the contract, estimating the amount of variable consideration to include in the transaction price and allocating the transaction price to each separate performance obligation.  ASU 2014-09 is effective prospectively for fiscal years, and interim reporting periods within those years, beginning after December 15, 2016. We are currently evaluating the impact of the adoption of ASU 2014-09 on our consolidated financial statements.

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

As of December 31, 2014, we held $50.4 million in short-term investments (excluding cash and cash equivalents), which consisted primarily of government debt securities, corporate notes and bonds, and commercial paper. The weighted average interest rate of our portfolio was approximately 0.30% at December 31, 2014. A decline in interest rates over time would reduce our interest income from our investments. A hypothetical 10% increase or decrease in interest rates, however, would not have a material impact adverse effect on our financial condition.

Impact of Foreign Currency Rate Changes

The functional currencies of our international operating subsidiaries are the local currencies. We translate the assets and liabilities of our foreign subsidiaries at the exchange rates in effect on the balance sheet date. We translate their income and expenses at the average rates of exchange in effect during the period. We include translation gains and losses in the stockholders’ equity section of our consolidated balance sheets. We include net gains and losses resulting from foreign exchange transactions in interest income and other in our consolidated statements of operations. Since we translate foreign currencies (primarily Canadian dollars and Indian rupees) into U.S. dollars for a small portion of our operations, currency fluctuations have had an immaterial impact on our consolidated statements of operations. We have both revenue and expenses that are denominated in foreign currencies. Neither a weaker or stronger U.S. dollar environment would have a material impact on our consolidated statement of operations. The historical impact of currency fluctuations on our consolidated statements of operations has generally been immaterial. As of December 31, 2014, we did not engage in foreign currency hedging activities.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

SUPPORT.COM, INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders
Support.com, Inc.
Redwood City, California

We have audited the accompanying consolidated balance sheets of Support.com, Inc. as of December 31, 2014 and the related consolidated statements of operations and comprehensive income (loss), stockholders’ equity, and cash flows for the year ended December 31, 2014.  These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Support.com, Inc. at December 31, 2014, and the results of its operations and its cash flows for the year ended December 31, 2014, in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Support.com, Inc.’s internal control over financial reporting as of December 31, 2014, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) and our report dated March 6, 2015 expressed an unqualified opinion thereon.

/s/ BDO USA, LLP

San Jose, California

March 6, 2015

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders of
Support.com, Inc.

We have audited the accompanying consolidated balance sheets of Support.com, Inc. as of December 31, 2013, and the related consolidated statements of operations, comprehensive income (loss), stockholders’ equity, and cash flows for each of the two years in the period ended December 31, 2013. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Support.com, Inc. at December 31, 2013, and the consolidated results of its operations and its cash flows for each of the two years in the period ended December 31, 2013, in conformity with U.S. generally accepted accounting principles.

/s/ Ernst & Young LLP
San Francisco, California March 7, 2014

SUPPORT.COM, INC.

CONSOLIDATED BALANCE SHEETS

(in thousands except share and per share data)

	December 31,
	2014	2013
ASSETS
Current assets:
Cash and cash equivalents	$23,354	$28,390
Short-term investments	50,439	43,967
Accounts receivable, less allowance of $2 and $0 at December 31, 2014 and 2013, respectively	14,627	13,993
Prepaid expenses and other current assets	1,403	1,322
Total current assets	89,823	87,672
Property and equipment, net	417	461
Goodwill	14,240	14,240
Intangible assets, net	2,363	3,454
Other assets	1,144	1,072
Total assets	$107,987	$106,899
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,625	$860
Accrued compensation	2,792	2,157
Other accrued liabilities	3,029	3,359
Short-term deferred revenue	2,619	3,323
Total current liabilities	10,065	9,699
Long-term deferred revenue	72	50
Other long-term liabilities	2,129	1,754
Total liabilities	12,266	11,503
Commitments and contingencies (Note 5)
Stockholders’ equity:
Common stock; par value $0.0001, 150,000,000 shares authorized; 55,457,001 issued and 54,264,483 outstanding at December 31, 2014; 54,474,594 issued and 53,281,996 outstanding at December 31, 2013	5	5
Additional paid-in capital	262,253	258,291
Treasury Stock	(5,036)	(5,036)
Accumulated other comprehensive loss	(2,028)	(1,874)
Accumulated deficit	(159,473)	(155,990)
Total stockholders’ equity	95,721	95,396
Total liabilities and stockholders’ equity	$107,987	$106,899

See accompanying notes.

SUPPORT.COM, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands except per share data)

	Year Ended December 31,
	2014	2013	2012
Revenue:
Services	$77,272	$74,867	$57,622
Software and other	5,719	13,296	14,332
Total revenue	82,991	88,163	71,954
Costs of revenue:
Cost of services	60,606	43,208	37,343
Cost of software and other	840	1,172	1,421
Total cost of revenue	61,446	44,380	38,764

Gross profit	21,545	43,783	33,190
Operating expenses:
Research and development	5,078	5,735	6,773
Sales and marketing	7,206	14,599	18,285
General and administrative	11,320	11,376	12,234
Amortization of intangible assets and other	1,091	1,321	1,522
Total operating expenses	24,695	33,031	38,814
Income (loss) from operations	(3,150)	10,752	(5,624)
Interest income and other, net	294	369	297
Income (loss) from continuing operations, before income taxes	(2,856)	11,121	(5,327)
Income tax provision	740	772	208
Income (loss) from continuing operations, after income taxes	(3,596)	10,349	(5,535)
Income (loss) from discontinued operations, after income taxes	113	34	111
Net income (loss)	$(3,483)	$10,383	$(5,424)

Basic earnings (loss) per share:
Continuing operations, after income taxes	$(0.07)	$0.20	$(0.11)
Discontinued operations, after income taxes	0.01	0.00	0.00
Basic net earnings (loss) per share	$(0.06)	$0.20	$(0.11)

Diluted earnings (loss) per share:
Continuing operations, after income taxes	$(0.07)	$0.19	$(0.11)
Discontinued operations, after income taxes	0.01	0.00	0.00
Diluted net earnings (loss) per share	$(0.06)	$0.19	$(0.11)

Shares used in computing basic net earnings (loss) per share	53,834	51,553	48,798
Shares used in computing diluted net earnings (loss) per share	53,834	53,825	48,798

See accompanying notes.

SUPPORT.COM, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(in thousands)

	Year Ended December 31,
	2014	2013	2012

Net income (loss)	$(3,483)	$10,383	$(5,424)

Other comprehensive income (loss):
Change in foreign currency translation adjustment	(117)	(357)	(114)
Change in net unrealized gain (loss) on investments	(37)	(16)	311
Other comprehensive income (loss)	(154)	(373)	197

Comprehensive income (loss)	$(3,637)	$10,010	$(5,227)

See accompanying notes.

SUPPORT.COM, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(in thousands except share data)

	Common Stock		Additional Paid-In Capital	Treasury	Accumulated Other Comprehensive	Accumulated	Total Stockholders’
	Shares	Amount		Stock	Loss	Deficit	Equity
Balances at December 31, 2011	48,368,476	$5	$234,899	$(922)	$(1,698)	$(160,949)	$71,335
Net loss	—	—	—	—	—	(5,424)	(5,424)
Other comprehensive income	—		—	—	197	—	197
Stock-based compensation expense	—	—	4,525	—	—	—	4,525
Issuance of common stock upon exercise of stock options for cash	1,357,431	—	3,351	—	—	—	3,351
Issuance of common stock under employee stock purchase plan	84,082	—	179	—	—	—	179
Balances at December 31, 2012	49,809,989	5	242,954	(922)	(1,501)	(166,373)	74,163
Net income	—	—	—	—	—	10,383	10,383
Other comprehensive loss	—		—	—	(373)	—	(373)
Stock-based compensation expense	—	—	3,481	—	—	—	3,481
Issuance of common stock upon exercise of stock options for cash and releases of RSUs	4,392,786	—	8,435	—	—	—	8,435
Issuance of common stock under employee stock purchase plan	79,221	—	290	—	—	—	290
Repurchase of common stock	(1,000,000)	—	2,320	(4,114)	—	—	(1,794)
Warrant-related charges	—	—	777	—	—	—	777
Utilized excess tax benefit	—	—	34	—	—	—	34
Balances at December 31, 2013	53,281,996	5	258,291	(5,036)	(1,874)	(155,990)	95,396
Net loss	—	—	—	—	—	(3,483)	(3,483)
Other comprehensive loss	—	—	—	—	(154)	—	(154)
Stock-based compensation expense	—	—	2,874	—	—	—	2,874
Issuance of common stock upon exercise of stock options for cash and releases of RSUs	864,954	—	874	—	—	—	874
Issuance of common stock under employee stock purchase plan	117,533	—	222	—	—	—	222
Utilized excess tax charge	—	—	(8)	—	—	—	(8)
Balances at December 31, 2014	54,264,483	$5	$262,253	$(5,036)	$(2,028)	$(159,473)	$95,721

See accompanying notes.

SUPPORT.COM, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Year Ended December 31,
	2014	2013	2012
Operating activities:
Net income (loss)	$(3,483)	$10,383	$(5,424)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Stock-based compensation expense	2,874	3,481	4,525
Amortization of intangible assets and other	1,091	1,321	1,522
Warrant-related charges	—	777	—
Amortization of premiums and discounts on investments	726	646	588
Depreciation	275	351	503
Amortization of purchased technology	—	62	81
Changes in assets and liabilities:
Accounts receivable, net	(634)	(4,304)	747
Prepaid expenses and other current assets	(82)	32	(342)
Other assets	(80)	76	(460)
Accounts payable	764	414	(752)
Accrued compensation	634	539	(67)
Other accrued liabilities	(331)	(623)	(527)
Other long-term liabilities	336	316	201
Deferred revenue	(632)	(3,295)	1,357
Net cash provided by operating activities	1,458	10,176	1,952
Investing activities:
Purchases of property and equipment	(231)	(221)	(523)
Acquisition of business, net of cash acquired	—	—	(1,327)
Purchases of investments	(63,510)	(61,779)	(37,764)
Sales of investments	—	104	2,400
Maturities of investments	56,275	42,544	40,445
Net cash (used in) provided by investing activities	(7,466)	(19,352)	3,231
Financing activities:
Utilized excess tax benefits	(8)	34	—
Proceeds from issuance of common stock	1,096	11,045	3,530
Repurchase of common stock	—	(4,114)	—
Net cash provided by financing activities	1,088	6,965	3,530
Net (decrease) increase in cash and cash equivalents	(4,920)	(2,211)	8,713
Effect of exchange rate changes on cash and cash equivalents	(116)	(251)	(20)
Cash and cash equivalents at beginning of year	28,390	30,852	22,159
Cash and cash equivalents at end of year	$23,354	$28,390	$30,852
Supplemental schedule of cash flow information:
Cash paid for income taxes	$225	$120	$86

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

Support.com is a leading provider of cloud-based software and services that enable technology support for a connected world. Our technology support services programs help leading brands create new revenue streams and deepen customer relationships. We offer turnkey, outsourced support services for service providers, retailers and technology companies. Our technology support services programs are designed for both the consumer and small business markets, and include computer and mobile device set-up, security and support, virus and malware removal, wireless network set-up, and home security and automation system support. Our cloud-based offering, Nexus®, is a SaaS solution for companies to optimize support interactions with their customers using their own or third party support personnel. Nexus enables companies to quickly resolve complex technology issues for their customers, boosting agent productivity and dramatically improving the customer experience.

Basis of Presentation

The consolidated financial statements include the accounts of Support.com and its wholly owned foreign subsidiaries. All intercompany transactions and balances have been eliminated.

In June 2009, we sold our legacy Enterprise software business to Consona Corporation. Therefore, our audited consolidated financial statements and accompanying notes reflect the Enterprise business as a discontinued operation for all periods presented in accordance with ASC 360, Accounting for the Impairment or Disposal of Long-Lived Assets.

Foreign Currency Translation

The functional currency of our foreign subsidiaries is generally the local currency. Assets and liabilities of our wholly owned foreign subsidiaries are translated from their respective functional currencies at exchange rates in effect at the balance sheet date, and revenues and expenses are translated at average exchange rates prevailing during the year. Any material resulting translation adjustments are reflected as a separate component of stockholders’ equity in accumulated other comprehensive income (loss). Realized foreign currency transaction gains (losses) were not material during the years ended December 31, 2014, 2013, and 2012.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes.  The accounting estimates that require management’s most significant, difficult and subjective judgments include revenue recognition, the valuation of investments, the assessment of recoverability of intangible assets and their estimated useful lives, the assessment of recoverability of goodwill and indefinite-lived intangible assets, the valuation and recognition of stock-based compensation expense and the recognition and measurement of current and deferred income tax assets and liabilities. Actual results could differ materially from these estimates.

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

The following table summarizes the allowance for doubtful accounts as of December 31, 2014, 2013, and 2012 (in thousands):

	Balance at Beginning of Period	Adjustments to Costs and Expenses	Write- offs	Balance at End of Period
Allowance for doubtful accounts:

Year ended December 31, 2012	$20	$(18)	$0	$2
Year ended December 31, 2013	$2	$(5)	$3	$—
Year ended December 31, 2014	$—	$(10)	$12	$2

As of December 31, 2014, Comcast (80%) accounted for 10% or more of our total accounts receivable.  As of December 31, 2013, Comcast (78%) and the combined Office Depot and OfficeMax organization (12%) accounted for 10% or more of our total accounts receivable.  No other customers accounted for 10% or more of our total accounts receivable as of December 31, 2014 and 2013.

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

We monitor our investments for impairment on a quarterly basis and determine whether a decline in fair value is other-than-temporary by considering factors such as current economic and market conditions, the credit rating of the security’s issuer, the length of time an investment’s fair value has been below our carrying value, the Company’s intent to sell the security and the Company’s belief that it will not be required to sell the security before the recovery of its amortized cost. If an investment’s decline in fair value is deemed to be other-than-temporary, we reduce its carrying value to its estimated fair value, as determined based on quoted market prices or liquidation values. Declines in value judged to be other-than-temporary, if any, are recorded in operations as incurred. At December 31, 2014, the Company evaluated its unrealized losses on available-for-sale securities and determined them to be temporary. We currently do not intend to sell securities with unrealized losses and we concluded that we will not be required to sell these securities before the recovery of their amortized cost basis.

At December 31, 2014 and 2013, the fair value of cash, cash equivalents and investments was $73.8 million and $72.4 million, respectively.  The following is a summary of cash, cash equivalents and investments at December 31, 2014 and 2013 (in thousands):

	For the Year Ended December 31, 2014
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Cash	$9,572	$—	$—	$9,572
Money market fund	9,859	—	—	9,859
Certificates of deposit	3,600	—	(5)	3,595
Commercial paper	2,996	—	—	2,996
Corporate notes and bonds	45,819	—	(48)	45,771
U.S. government agency securities	2,000	—	—	2,000
	$73,846	$—	$(53)	$73,793
Classified as:
Cash and cash equivalents	$23,354	$—	$—	$23,354
Short-term investments	50,492	—	(53)	50,439
	$73,846	$—	$(53)	$73,793

	For the Year Ended December 31, 2013
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Cash	$15,660	$—	$—	$15,660
Money market fund	11,771	—	—	11,771
Certificates of deposit	4,258	—	(2)	4,256
Commercial paper	7,298	—	—	7,298
Corporate notes and bonds	33,386	8	(22)	33,372
	$72,373	$8	$(24)	$72,357
Classified as:
Cash and cash equivalents	$28,390	$—	$—	$28,390
Short-term investments	43,983	8	(24)	43,967
	$72,373	$8	$(24)	$72,357

The following table summarizes the estimated fair value of our available-for-sale securities classified by the stated maturity date of the security (in thousands):

	December 31,
	2014	2013
Due within one year	$41,448	$34,916
Due within two years	8,990	9,051
	$50,438	$43,967

We determined that the gross unrealized losses on our available-for-sale investments as of December 31, 2014 are temporary in nature. The fair value of our available-for-sale securities at December 31, 2014 and 2013 reflects a net unrealized loss of $53,000 and $16,000, respectively.  There were no net realized gains (losses) on available-for-sale securities in the years ended December 31, 2014 and 2013.  The cost of securities sold is based on the specific identification method.

The following table sets forth the unrealized losses for the Company’s available-for-sale investments as of December 31, 2014 and 2013 (in thousands):

As of December 31, 2014	In Loss Position Less Than 12 Months		In Loss Position More Than 12 Months		Total In Loss Position
Description	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Certificate of deposits	$1,679	$(1)	$1,196	$(4)	$2,875	$(5)
Corporate notes and bonds	35,364	(29)	7,794	(19)	43,158	(48)
Total	$37,043	$(30)	$8,990	$(23)	$46,033	$(53)

As of December 31, 2013	In Loss Position Less Than 12 Months		In Loss Position More Than 12 Months		Total In Loss Position
Description	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Certificate of deposits	$3,776	$(2)	$—	$—	$3,776	$(2)
Corporate notes and bonds	14,047	(10)	8,542	(12)	22,589	(22)
Total	$17,823	$(12)	$8,542	$(12)	$26,365	$(24)

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

We conduct our annual evaluation for impairment of goodwill on September 30.  No goodwill impairment charges have been recorded through December 31, 2014.

Long-Lived Assets

We record purchased identifiable intangible assets at fair value.  Useful life is estimated as the period over which the identifiable intangible assets are expected to contribute directly or indirectly to the future cash flows of the Company.  As we do not believe that we can reliably determine a pattern by which the economic benefits of these identifiable intangible assets will be consumed, management adopted straight-line amortization in accordance with ASC 350. The original cost is amortized on a straight-line basis over the estimated useful life of each identifiable intangible asset.

The Company assesses its long-lived assets, which includes property and equipment and identifiable intangible assets, for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable in accordance with ASC 360, Property, Plant and Equipment - Impairment or Disposal of Long-Lived Assets. An impairment loss would be recognized when the sum of the future net cash flows expected to result from the use of the asset and its eventual disposition is less than its carrying amount. If our estimates regarding future cash flows derived from such assets were to change, we may record an impairment charge to the value of these assets.  Such impairment loss would be measured as the difference between the carrying amount of the asset and its fair value.

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

●
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

●
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

In certain cases, we are paid for services that are sold but not yet delivered. We initially record such balances as deferred revenue, and recognize revenue when the service has been provided or, on the non-subscription portion of these balances, when the likelihood of the service being redeemed by the customer is remote (“services breakage”). Based on our historical redemption patterns for these relationships, we believe that the likelihood of a service being delivered more than 90 days after sale is remote.  We therefore recognize non-subscription deferred revenue balances older than 90 days as services revenue. For the years ended December 31, 2014, 2013 and 2012, services breakage revenue accounted for approximately 1% of our total revenue.

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

Services revenue also includes fees from licensing of Nexus® cloud-based software.  In such arrangements, customers receive a right to use Nexus in their own technology support organizations. We license Nexus using a SaaS model under which customers cannot take possession of the technology and pay us on a per-user basis during the term of the arrangement. In addition, services revenue includes fees from implementation services of Nexus.  Currently, revenues from implementation services are recognized ratably over the customer life which is estimated as the term of the arrangement once the Nexus services are made available to customers. We generally charge for these services on a time and material basis.

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

In July 2009, we acquired purchased technology for $350,000 and recorded amortization expense related to this technology of $62,000, and $81,000 in 2013 and 2012, respectively. This technology was fully amortized at December 31, 2013.  We recorded an impairment charge in connection with the development of software for internal use in general and administrative expenses in our consolidated statement of operations of $70,000 during the year ended December 31, 2012. No other impairment charges were recorded during the years ended December 31, 2014 and 2013.

Advertising Costs

Advertising costs are recorded as sales and marketing expense in the period in which they are incurred.  Advertising expense was $2.2 million, $9.2 million, and $8.2 million for the years ended December 31, 2014, 2013, and 2012, respectively.

Earnings (Loss) Per Share

Basic earnings (loss) per share is computed using our net income (loss) and the weighted average number of common shares outstanding during the reporting period.  Diluted earnings (loss) per share is computed using our net income (loss) and the weighted average number of common shares outstanding, including the effect of the potential issuance of common stock such as stock issuable pursuant to the  exercise of  stock options and vesting of restricted stock units (“RSUs”) using the treasury stock method when dilutive.  We excluded outstanding weighted average stock options of 4.0 million, 1.5 million and 2.9 million for the years ended December 31, 2014, 2013 and 2012, respectively, from the calculation of diluted earnings per common share because the exercise prices of these stock options were greater than or equal to the average market value of the common stock. These stock options could be included in the calculation in the future if the average market value of the common stock increases and is greater than the exercise price of these stock options.  Since we reported a net loss for the years ended December 31, 2014 and 2012, 150,000 and 1.5 million outstanding options and RSUs were also excluded from the computation of diluted loss per share since their effect would have been anti-dilutive.

Pursuant to approval by the Company's Compensation Committee, the Company issued 425,000 stock options to certain key executives on February 10, 2015.  These stock options were not included in the computation of the basic and diluted earnings (loss) per share for the year ended December 31, 2014 because they were not outstanding during this period.

The following table sets forth the computation of basic and diluted net earnings (loss) per share (in thousands, except per share amounts):

	Year Ended December 31,
	2014	2013	2012
Net income (loss)	$(3,483)	$10,383	$(5,424)
Basic:
Weighted-average shares of common stock outstanding	53,834	51,553	48,798
Shares used in computing basic net earnings (loss) per share	53,834	51,553	48,798
Basic net earnings (loss) per share	$(0.06)	$0.20	$(0.11)
Diluted:
Weighted-average shares of common stock outstanding	53,834	51,553	48,798
Add: Common equivalent shares outstanding	—	2,272	—
Shares used in computing diluted net earnings (loss) per share	53,834	53,825	48,798
Diluted net earnings (loss) per share	$(0.06)	$0.19	$(0.11)

Accumulated Other Comprehensive Loss

The components of accumulated other comprehensive loss, which relate entirely to accumulated foreign currency translation losses associated with our foreign subsidiaries and unrealized (losses) on investments, consisted of the following (in thousands):

	Foreign Currency Translation Losses	Unrealized Losses on Investments	Total
Balance as of December 31, 2012	$(1,501)	$—	$(1,501)
Current-period other comprehensive loss	(357)	(16)	(373)
Balance as of December 31, 2013	(1,858)	(16)	(1,874)
Current-period other comprehensive loss	(117)	(37)	(154)
Balance as of December 31, 2014	$(1,975)	$(53)	$(2,028)

Realized gains/losses on investments reclassified from accumulated other comprehensive loss are reported as interest income and other, net in our consolidated statements of operations.

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

Determining Fair Value of Share-Based Payments

Valuation and Attribution Method: Stock-based compensation expense for service-based stock options and employee stock purchase plan (“ESPP”) is estimated at the date of grant based on the fair value of awards using the Black-Scholes-Merton option pricing model. Stock-based compensation expense for market-based stock options is estimated at the date of grant based on the fair value of awards using the Monte-Carlo simulation model. Stock-based compensation expense for RSUs is estimated at the date of grant based on the number of shares granted and the quoted price of the Company’s common stock on the grant date. Stock options vest on a graded schedule; however we recognize the expense over the requisite service period based on the straight-line method for service-based stock options and the accelerated method for market-based stock options, which is generally four years for stock options, three years or four years for RSUs and six months for ESPP, net of estimated forfeitures. These limitations require that on any date the compensation cost recognized is at least equal to the portion of the grant-date fair value of the award that is vested at that date. The Company estimates pre-vesting forfeitures at the time of grant by analyzing historical data and revises those estimates in subsequent periods if actual forfeitures differ from those estimates. The total expense recognized over the vesting period will only be for those awards that ultimately vest.

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

The fair value of our stock-based awards was estimated using the following weighted average assumptions for the years ended December 31, 2014, 2013, and 2012:

	Stock Option Plan			Employee Stock Purchase Plan
	2014	2013	2012	2014	2013	2012
Risk-free interest rate	1.6%	0.9%	0.6%	0.1%	0.1%	0.1%
Expected term (in years)	5.1	3.7	3.7	0.5	0.5	0.5
Volatility	57.3%	57.5%	57.2%	49.1%	48.4%	62.3%
Expected dividend	0%	0%	0%	0%	0%	0%

Weighted average grant-date fair value	$1.17	$2.02	$1.30	$0.64	$1.24	$1.15

We recorded the following stock-based compensation expense for the fiscal years ended December 31, 2014, 2013, and 2012 (in thousands):

	For the Year Ended December 31,
	2014	2013	2012
Stock-based compensation expense related to grants of:
Stock options	$1,110	$1,642	$4,276
ESPP	110	106	80
RSU	1,654	1,733	169
	2,874	$3,481	$4,525
Stock-based compensation expense recognized in:
Cost of service	$267	$332	$354
Cost of software and others	14	12	26
Research and development	479	766	1,019
Sales and marketing	413	412	483
General and administrative	1,701	1,959	2,643
	$2,874	$3,481	$4,525

Cash proceeds from the issuance of common stock net of repurchase of common stock were $1.1 million, $6.9 million, and $3.5 million for the years ended December 31, 2014, 2013, and 2012, respectively. No income tax benefit was realized from stock option exercises during the years ended December 31, 2014 and 2012. An income tax benefit (charge) of ($8,000) and $34,000 was realized from stock option exercises during the years ended December 31, 2014 and 2013, respectively. In accordance with ASC 718, we present excess tax benefits from the exercise of stock options, if any, as net cash generated in financing activities.

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

We generally agree to indemnify our customers against legal claims that our end-user software products infringe certain third-party intellectual property rights. As of December 31, 2014, we were not required to make any payment resulting from infringement claims asserted against our customers and have not recorded any related accruals.

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

In accordance with ASC 820, the following table represents our fair value hierarchy for our financial assets (cash equivalents and investments) measured at fair value on a recurring basis as of December 31, 2014 and 2013 (in thousands):

As of December 31, 2014	Level 1	Level 2	Level 3	Total
Money market funds	$9,859	$—	$—	$9,859
Certificates of deposits	—	3,595	—	3,595
Commercial paper	—	2,996	—	2,996
Corporate notes and bonds	—	45,771	—	45,771
U.S. government agency securities	—	2,000	—	2,000
Total	$9,859	$54,362	$—	$64,221

As of December 31, 2013	Level 1	Level 2	Level 3	Total
Money market funds	$11,771	$—	$—	$11,771
Certificates of deposits	4,256	—	—	4,256
Commercial paper	—	7,298	—	7,298
Corporate notes and bonds	—	33,372	—	33,372
Total	$16,027	$40,670	$—	$56,697

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

Revenue from customers located outside the United States was less than 1% of total for the years ended December 31, 2014, 2013, and 2012.

For the year ended December 31, 2014, Comcast (64%) and the combined Office Depot and OfficeMax organization (16%) accounted for 10% or more of our total revenue. For the year ended December 31, 2013, Comcast (53%) accounted for 10% or more of our total revenue. Had the Office Depot and OfficeMax merger been effective throughout the year ended December 31, 2013, the combined entity would have accounted for 18% of our total revenue.  For the year ended December 31, 2012, Comcast (35%), Office Depot (12%), OfficeMax (12%) and Staples (10%) accounted for 10% or more of our total revenue.  There were no other customers that accounted for 10% or more of our total revenue in any of the periods presented.

Long-lived assets are attributed to the geographic location in which they are located.  We include in long-lived assets all tangible assets.  Long-lived assets by geographic areas are as follows (in thousands):

	December 31,
	2014	2013
United States	$376	$419
India	41	42
Total	$417	$461

Financial Statement Reclassification

Certain amounts in the consolidated financial statements for the year ended December 31, 2013, as well as in the condensed consolidated financial statements for the first and second quarters of 2014, have been reclassified to conform to the current period’s presentation. Prior to July 1, 2014, fees from Nexus SaaS offering were included in software and other revenue. During the quarter ended September 30, 2014, the Company classified these fees as services revenue. In addition, the Company concluded that cost associated with the Nexus SaaS solution was immaterial and therefore did not reclassify this cost from cost of software and other to cost of services. These reclassifications had no impact on previously reported total revenue, net income (loss), and cash flows.

Recent Accounting Pronouncements

In August 2014, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2014-15, Disclosure of Uncertainties about an Entity's Ability to Continue as a Going Concern. ASU 2014-15 explicitly requires management to evaluate, at each annual or interim reporting period, whether there are conditions or events that exist that raise substantial doubt about an entity's ability to continue as a going concern within one year after the date the financial statements are issued and to provide related disclosures. ASU 2014-15 is effective for annual periods ending after December 15, 2016 and earlier application is permitted. The adoption of ASU 2014-15 is not expected to have a material effect on our consolidated financial statements or disclosures.

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers (Topic 660), which provides guidance for revenue recognition. ASU 2014-09 is applicable to any entity that either enters into contracts with customers to transfer goods or services or enters into contracts for the transfer of nonfinancial assets. ASU 2014-09 will supersede the revenue recognition requirements in Topic 605, Revenue Recognition, and most industry-specific guidance. The standard’s core principle is that a company will recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the company expects to be entitled to receive in exchange for those goods or services. In doing so, companies will need to use more judgment and make more estimates than under current U.S. GAAP. These may include identifying performance obligations in the contract, estimating the amount of variable consideration to include in the transaction price and allocating the transaction price to each separate performance obligation.  ASU 2014-09 is effective prospectively for fiscal years, and interim reporting periods within those years, beginning after December 15, 2016. We are currently evaluating the impact of the adoption of ASU 2014-09 on our consolidated financial statements.

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

Note 3.  Property and Equipment

Property and equipment are stated at cost, less accumulated depreciation, and consist of the following as of December 31, 2014 and 2013 (in thousands):

	December 31,
	2014	2013
Computer equipment and software	$4,796	$4,565
Furniture and office equipment	180	185
Leasehold improvements	360	355
	5,336	5,105
Accumulated depreciation	(4,919)	(4,644)
	$417	$461

Depreciation expense was $275,000, $351,000, and $503,000 for the years ended December 31, 2014, 2013, and 2012, respectively.

Note 4. Intangible Assets

Amortization expense related to intangible assets was $1.1 million, $1.3 million, and $1.5 million for the years ended December 31, 2014, 2013 and 2012.

In December 2006, we acquired the use of a toll-free telephone number for cash consideration of $250,000. This asset has an indefinite useful life. The intangible asset is tested for impairment annually or more often if events or changes in circumstances indicate that the carrying value may not be recoverable.

The following table summarizes the components of intangible assets (in thousands):

	Non- compete	Partner Relationships	Customer Base	Technology Rights	Tradenames	Indefinite Life Intangibles	Total
As of December 31, 2014
Gross carrying value	$593	$145	$641	$5,330	$760	$250	$7,719
Accumulated amortization	(527)	(145)	(453)	(3,582)	(649)	—	(5,356)
Net carrying value	$66	$—	$188	$1,748	$111	$250	$2,363

As of December 31, 2013
Gross carrying value	$593	$145	$641	$5,330	$760	$250	$7,719
Accumulated amortization	(477)	(145)	(361)	(2,689)	(593)	—	(4,265)
Net carrying value	$116	$—	$280	$2,641	$167	$250	$3,454

The estimated future amortization expense of intangible assets, with the exception of the indefinite-life intangible assets as of December 31, 2014 is as follows (in thousands):

Fiscal Year	Amount
2015	$1,069
2016	1,028
2017	16
Total	$2,113

Weighted average remaining useful life	1.98 years

Note 5. Commitments and Contingencies

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

Other facility leases. We lease our facilities under non-cancelable operating lease agreements, which expire at various dates through August 2021.

Total facility rent expense pursuant to all operating lease agreements was $550,000, $602,000, and $681,000 for the years ended December 31, 2014, 2013, and 2012, respectively.

As of December 31, 2014, minimum payments due under all non-cancelable lease agreements were as follows (in thousands):

Years ending December 31,	Operating Leases
2015	$581
2016	566
2017	178
2018	106
Thereafter	304
Total minimum lease and principal payments	$1,735

Legal contingencies

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

Guarantees

We have identified guarantees in accordance with ASC 450, Contingencies. This guidance stipulates that an entity must recognize an initial liability for the fair value, or market value, of the obligation it assumes under the guarantee at the time it issues such a guarantee, and must disclose that information in its interim and annual financial statements. We have entered into various service level agreements with our partners, in which we may guarantee the maintenance of certain service level thresholds. Under some circumstances, if we do not meet these thresholds, we may be liable for certain financial costs. We evaluate costs for such guarantees under the provisions of ASC 450. We consider such factors as the degree of probability that we would be required to satisfy the liability associated with the guarantee and the ability to make a reasonable estimate of the resulting cost. We incurred zero and immaterial costs as a result of such obligations during the years ended December 31, 2014 and 2013, respectively. We have not accrued any liabilities related to such obligations in the consolidated financial statements as of December 31, 2014 and 2013.

Note 6. Restructuring Obligations and Other Charges

In the fourth quarter of 2013, the Company implemented a reduction in our work-from-home agent and corporate workforce to reduce our ongoing cost structure.  The Company reduced its agent workforce by 210 employees, and its corporate workforce by 15 employees.  The affected employees were terminated as of December 30, 2013, with certain corporate employees remaining with the Company for a limited time thereafter.  As a result, we recorded a restructuring charge of $317,000 in cost of services, $11,000 in research and development expense, $45,000 in sales and marketing expense and $58,000 in general and administrative expense in the fourth quarter of 2013. The restructuring charge was comprised of employee termination costs. As of December 31, 2013, the balance on this restructuring obligation was $431,000, which we paid in cash during the first quarter of 2014.

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

The following table summarizes activity associated with the restructuring obligation (see also Note 7) and related expenses incurred for the years ended December 31, 2014 and 2013 (in thousands):

	Severance(1)	Total
Restructuring obligations, December 31, 2012	$—	$—
Restructuring costs incurred (fourth quarter of 2013)	431	431
Cash payments	—	—
Restructuring obligations, December 31, 2013	$431	$431
Restructuring costs incurred	—	—
Cash payments	(431)	(431)
Restructuring obligations, December 31, 2014	$—	$—

(1)	Severance costs include those expenses related to severance pay and related employee benefit obligations.

Note 7. Other Accrued Liabilities

Other accrued liabilities consist of the following (in thousands):

	As of December 31,
	2014	2013
Accrued expenses	$2,502	$2,135
Customer deposits	352	481
Restructuring expenses	—	431
Other accrued liabilities	175	312
Total other accrued liabilities	$3,029	$3,359

Note 8. Stockholders’ Equity

Equity Compensation Plan

We adopted the amended and restated 2010 Equity and Performance Incentive Plan (the “2010 Plan”), effective as of February 8, 2010.  Under the 2010 Plan, the number of shares of Common Stock that may be issued will not exceed in the aggregate 5,000,000 shares of Common Stock plus the number of shares of Common Stock relating to prior awards under the 2000 Omnibus Equity Incentive Plan that expire, are forfeited or are cancelled after the adoption of the 2010 Plan, subject to adjustment as provided in the 2010 Plan. Pursuant to an approval from the Company’s shareholders, the number of shares of Common Stock that may be issued under the 2010 Plan was increased by 2,250,000 shares of Common Stock in May 2013. No grants will be made under the 2010 Plan after the tenth anniversary of its effective date.  Under our 2010 Plan, as of December 31, 2014, there were approximately 2.4 million shares available for grant.

We adopted the 2014 Inducement Award Plan (the “Inducement Plan”), effective as of May 13, 2014.  Under the Inducement Plan, the number of shares of Common Stock that may be issued will not exceed in the aggregate 2,000,000 shares of Common Stock.  Under our Inducement Plan, as of December 31, 2014, there were approximately 900,000 shares available for grant.

Stock Options

The following tables represent stock option activity for the years ended December 31, 2014, 2013, and 2012:

	Number of Shares	Weighted Average Exercise Price per Share	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
Outstanding options at December 31, 2011	10,789,590	$2.99	4.25	$8
Granted	875,150	$3.09
Exercised	(1,375,431)	$2.44
Forfeited	(759,712)	$3.39
Outstanding options at December 31, 2012	9,529,597	$3.05	3.63	$12,595
Granted	557,750	$4.74
Exercised	(4,266,423)	$2.52
Forfeited	(438,533)	$4.27
Outstanding options at December 31, 2013	5,382,391	$3.55	3.66	$4,039
Granted	1,492,750	$2.23
Exercised	(376,804)	$2.32
Forfeited	(2,982,300)	$3.50
Outstanding options at December 31, 2014	3,516,037	$3.16	6.28	$3
Options vested and expected to vest	3,336,740	$3.18	6.09	$3
Exercisable at December 31, 2014	1,674,147	$3.62	3.62	$-

The aggregate intrinsic value in the table above represents the total pre-tax intrinsic value that would have been received by the option holders had they all exercised their options on December 31, 2014, 2013, and 2012. This amount will change based on the fair market value of our stock. The total aggregate intrinsic value of options exercised under our stock option plans was $71,000, $8.9 million, and $2.4 million for the years ended December 31, 2014, 2013, and 2012, respectively. The total fair value of options vested during 2014, 2013, and 2012 was $845,000, $1.7 million, and $2.8 million, respectively.

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

On February 11, 2014, Joshua Pickus, the Company’s former President and Chief Executive Officer submitted his written resignation effective April 1, 2014. Also effective April 1, 2014, Mr. Pickus resigned as a member of the Company’s Board of Directors. In connection with Mr. Pickus’ resignation the Compensation Committee of the Board of Directors, considering all relevant factors and the best interest of the Company's stockholders, approved the extension of the post-termination exercise period for the vested portions of each of Mr. Pickus’ outstanding stock option grants from 90 days following his termination to December 31, 2014, in order to permit the orderly exercise and disposition of shares under his vested grants prior to their expiration. No other terms of the stock options were modified.  As part of the modification of the stock options, the Company recorded an incremental stock-based compensation expense of approximately $193,000 in the three months ended March 31, 2014.

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

At December 31, 2014, there was $1.8 million of unrecognized compensation cost related to stock options which is expected to be recognized over a weighted average period of 2.03 years.

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

A total of 117,533 shares, 79,221 shares, and 84,082 shares were issued under the ESPP during the years ended December 31, 2014, 2013 and 2012, respectively. As of December 31, 2014, approximately 683,000 shares remain available for grant under the ESPP.

Restricted Stock Units

The following table represents RSU activity for the years ended December 31, 2014 and 2013:

	Number of Shares	Weighted Average Grant-Date Fair Value per Share	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
Outstanding RSUs at December 31, 2012	98,363	$2.82	0.39	$410
Awarded	1,871,832	$5.02
Released	(108,363)	$2.98
Forfeited	(202,986)	$4.53
Outstanding RSUs at December 31, 2013	1,658,846	$5.09	1.57	$6,287
Awarded	964,091	$2.36
Released	(488,150)	$4.72
Forfeited	(670,953)	$4.80
Outstanding RSUs at December 31, 2014	1,463,834	$3.51	1.56	$3,067

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

On June 4, 2014, the Board of Directors of the Company approved, based on recommendations of the Compensation Committee, a grant of 108,225 RSUs to non-employee directors. These RSUs vest upon the first anniversary of the grant date.

On August 5, 2013, pursuant to approval by the Company’s Compensation Committee, the Company issued 725,000 RSUs to its corporate employees. These RSUs vest annually in three equal tranches over three years.

On May 23, 2013, the Board of Directors of the Company approved, based on recommendations of the Compensation Committee, a grant of 48,851 RSUs to non-employee directors. These RSUs vest upon the first anniversary of the grant date.

During the first quarter of 2013, the Company’s Compensation Committee approved the grant of RSUs to certain key executives. The RSUs granted to these executives included (i) 249,750 time-based RSUs that vest over a required service period of three years, and (ii) 399,750 performance-based RSUs contingent upon a required service period of three years and as well as the Company’s achievement of specified annual performance targets for fiscal year 2013. We measured the grant-date fair value of the performance-based RSUs based upon the closing price of the Company’s common stock on the Nasdaq as of the grant date. We expensed the fair value of the performance-based RSUs that were probable of being earned based on our forecasted annual performance for fiscal year 2013.

At December 31, 2014, there was $3.7 million of unrecognized compensation cost related to RSUs which is expected to be recognized over a weighted average period of 2.54 years.

Stock Repurchase Program

On April 27, 2005, our Board of Directors authorized the repurchase of up to 2,000,000 outstanding shares of our common stock. As of December 31, 2014, the maximum number of shares remaining that can be repurchased under this program was 1,807,402. The Company does not intend to repurchase shares without a pre-approval from its Board of Directors.

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

Note 9. Income Taxes

The components of our gain (loss) before income taxes are as follows (in thousands):

	Year Ended December 31,
	2014	2013	2012
United States	$(3,412)	$10,513	$(5,975)
Foreign	556	608	630
Total	$(2,856)	$11,121	$(5,345)
Gain from discontinued operations, before income taxes	—	—	$18
Gain (loss) from continuing operations, before income taxes	$(2,856)	$11,121	$(5,327)

The provision for income taxes from continuing operations consisted of the following (in thousands):

	Year Ended December 31,
Current:	2014	2013	2012
Federal	$—	$—	$—
State	34	132	54
Foreign	380	221	94
Total Current	$414	$353	$148
Deferred
Federal	$265	$265	$266
State	19	24	28
Foreign	42	130	(234)
Total Deferred	326	419	60
Total provision for income taxes	$740	$772	$208

The provision for income taxes is comprised of estimates of current taxes due in domestic and foreign jurisdictions.

The reconciliation of the Federal statutory income tax rate to our effective income tax rate is as follows (in thousands):

	Year Ended December 31,
	2014	2013	2012
Provision at Federal statutory rate	$(1,000)	$3,900	$(1,865)
State taxes	53	156	82
Permanent differences/other	633	520	375
Stock-based compensation	2,311	1,113	178
Federal valuation allowance (used) provided	(1,257)	(4,917)	1,438
Provision for income taxes	$740	$772	$208

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.   Significant components of our deferred tax assets and liabilities are as follows (in thousands):

	December 31,
	2014	2013
Deferred Tax Assets
Fixed assets	$165	$187
Deferred revenue	19	14
Accruals and reserves	649	498
Stock options	1,663	3,570
Net operating loss carryforwards	42,854	43,562
Federal and state credits	3,327	3,169
Foreign credits	185	197
Intangible assets	1,208	986
Gross deferred tax assets	50,070	52,183
Valuation allowance	(49,679)	(51,726)
Total deferred tax assets	391	457
Deferred Tax Liabilities:
Intangible assets	(1,302)	(1,016)
Total deferred tax liability	(1,302)	(1,016)
Net deferred tax liabilities	$(911)	$(559)

ASC 740, Income Taxes, provides for the recognition of deferred tax assets if realization of such assets is more likely than not to occur. Based on management’s review of both the positive and negative evidence, which includes our historical operating performance, reported cumulative net losses since inception and difficulty in accurately forecasting its results, the Company has concluded that it is not more likely than not that the Company will be able to realize all of the Company’s U.S. deferred tax assets.  Therefore, the Company has provided a full valuation allowance against its U.S. deferred tax assets.

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

Based on management’s review discussed above, the realization of deferred tax assets is dependent on improvements over present levels of consolidated pre-tax income.  Until the Company is consistently profitable in the U.S., it will not realize its deferred tax assets.  Deferred income taxes have not been provided on the cumulative undistributed earnings of foreign subsidiaries. The amount of such earnings at December 31, 2014 was $1.5 million. These earnings have been permanently reinvested and the Company does not plan to initiate any action that would precipitate the payment of income tax thereon. It is not practicable to estimate the amount of additional tax that might be payable on undistributed foreign earnings.

The net valuation allowance decreased by approximately $2.0 and $5.7 million during the years ended December 31, 2014 and 2013, respectively.  As of December 31, 2014, $4.8 million of the valuation allowance against federal and state net operating loss carryfowards  relates to  the tax benefit of stock option exercises prior to 2006 that, when realized, will be recorded as a credit to additional paid in capital rather than as a reduction of the provision for income taxes. As of December 31, 2014, the Company had Federal and state net operating loss carryforwards of approximately $120.0 million and $64.5 million, respectively. The Federal net operating loss and credit carryforwards will expire at various dates beginning in 2020 through 2034, if not utilized. The state net operating loss carryforwards will expire at various dates beginning in 2015 through 2034, if not utilized.

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

ASC 740-10 clarifies the accounting for uncertainties in income taxes by prescribing guidance for the recognition, de-recognition and measurement in financial statements of income tax positions taken in previously filed tax returns or tax positions expected to be taken in tax returns, including a decision whether to file or not to file in a particular jurisdiction.  ASC 740-10 requires the disclosure of any liability created for unrecognized tax benefits.  The application of ASC 740-10 may also affect the tax bases of assets and liabilities and therefore may change or create deferred tax liabilities or assets.

A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows (in thousands):

	Year Ended December 31,
	2014	2013	2012
Balance at beginning of year	$2,502	$3,637	$3,210
Increase related to prior year tax positions	2	98	507
Decrease related to prior year tax positions	(89)	(1,349)	—
Increase related to current year tax positions	181	162	18
Settlements with tax authorities	—	—	—
Decrease related to lapse of statute of limitations	(136)	(46)	(98)
Balance at end of year	$2,460	$2,502	$3,637

The Company’s total amounts of unrecognized tax benefits that, if recognized, that would affect its tax rate are $0.5 million and $0.5 million as of December 31, 2014 and 2013, respectively.

The Company’s policy is to include interest and penalties related to unrecognized tax benefits within its provision for (benefit from) income taxes. The Company had $176,000 accrued for payment of interest and penalties related to unrecognized tax benefits as of December 31, 2014. The Company had $111,000 and $80,000 accrued for payment of interest and penalties related to unrecognized tax benefit as of December 31, 2013 and 2012, respectively.

As of December 31, 2014, the amount of recognized tax benefit where it is reasonably possible that a significant change may occur in the next 12 months is approximately $41,000. The change would result from expiration of a statute of limitations in a foreign jurisdiction.

The Company files federal, state and foreign income tax returns in jurisdictions with varying statutes of limitations. Due to its net operating loss carryforwards, the Company’s income tax returns generally remain subject to examination by federal and most state authorities. In our foreign jurisdictions, the 2007 through 2013 tax years remain subject to examination by their respective tax authorities.

We are required to make periodic filings in the jurisdictions where we are deemed to have a presence for tax purposes. We have undergone audits in the past and have paid assessments arising from these audits. Our India entity was issued notices of income tax assessment pertaining to the 2004-2009 fiscal years.  The notices claimed that the transfer price used in our inter-company agreements resulted in understated income in our Indian entity. During the fourth quarter of 2014, the Company re-evaluated the probability of its tax position and recorded an ASC 740-10 reserve of $269,000 related to India transfer pricing.

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

Note 10. Quarterly Financial Information (Unaudited)

Selected quarterly financial information for 2014 and 2013 is as follows:

	Fiscal Year 2014 Quarter Ended
	Mar. 31, 2014	Jun. 30, 2014	Sept. 30, 2014	Dec. 31, 2014
	(in thousands, except per share data)
Statements of Operations Data:
Revenue:
Services	$17,052	$18,743	$20,844	$20,633
Software and other	1,561	1,435	1,387	1,336
Total revenue	18,613	20,178	22,231	21,969
Cost of revenue:
Cost of services	12,962	14,531	16,020	17,093
Cost of software and other	239	228	189	184
Total cost of revenue	13,201	14,759	16,209	17,277
Gross profit	5,412	5,419	6,022	4,692
Operating expenses:
Research and development	1,354	1,057	1,203	1,464
Sales and marketing	1,551	1,688	1,782	2,185
General and administrative	2,663	2,980	2,808	2,869
Amortization of intangible assets and other	273	273	273	272
Total operating expenses	5,841	5,998	6,066	6,790
Loss from operations	(429)	(579)	(44)	(2,098)
Interest income and other, net	78	62	77	77
Income (loss) from continuing operations, before income taxes	(351)	(517)	33	(2,021)
Income tax provision	125	132	128	355
Loss from continuing operations, after income taxes	(476)	(649)	(95)	(2,376)
Income (loss) from discontinued operations, after income taxes	(6)	(6)	(6)	131
Net loss	$(482)	$(655)	$(101)	$(2,245)
Basic earnings (loss) per share:
Loss from continuing operations, after income taxes	$(0.01)	$(0.01)	$(0.00)	$(0.04)
Income (loss) from discontinued operations, after income taxes	(0.00)	(0.00)	(0.00)	0.00
Basic net loss per share	$(0.01)	$(0.01)	$(0.00)	$(0.04)
Diluted earnings (loss) per share:
Loss from continuing operations, after income taxes	$(0.01)	$(0.01)	$(0.00)	$(0.04)
Income (loss) from discontinued operations, after income taxes	(0.00)	(0.00)	(0.00)	0.00
Diluted net loss per share	$(0.01)	$(0.01)	$(0.00)	$(0.04)

	Fiscal Year 2013 Quarter Ended
	Mar. 31, 2013	Jun. 30, 2013	Sept. 30, 2013	Dec. 31, 2013
	(in thousands, except per share data)
Statements of Operations Data:
Revenue:
Services	$16,624	$16,400	$19,585	$22,258
Software and other	3,578	3,725	3,774	2,219
Total revenue	20,202	20,125	23,359	24,477
Cost of revenue:
Cost of services	9,310	8,838	11,046	14,014
Cost of software and other	307	271	294	300
Total cost of revenue	9,617	9,109	11,340	14,314
Gross profit	10,585	11,016	12,019	10,163
Operating expenses:
Research and development	1,588	1,281	1,456	1,410
Sales and marketing	3,936	4,376	4,120	2,167
General and administrative	2,763	2,353	3,077	3,183
Amortization of intangible assets and other	335	335	335	316
Total operating expenses	8,622	8,345	8,988	7,076
Income from operations	1,963	2,671	3,031	3,087
Interest income and other, net	73	107	127	62
Income from continuing operations, before income taxes	2,036	2,778	3,158	3,149
Income tax provision	149	176	121	326
Income from continuing operations, after income taxes	1,887	2,602	3,037	2,823
Income (loss) from discontinued operations, after income taxes	(5)	(6)	(5)	50
Net income	$1,882	$2,596	$3,032	$2,873
Basic earnings per share:
Income from continuing operations, after income taxes	$0.04	$0.05	$0.06	$0.05
Income (loss) from discontinued operations, after income taxes	(0.00)	(0.00)	(0.00)	0.00
Basic net earnings per share	$0.04	$0.05	$0.06	$0.05
Diluted earnings per share:
Income from continuing operations, after income taxes	$0.04	$0.05	$0.06	$0.05
Income (loss) from discontinued operations, after income taxes	(0.00)	(0.00)	(0.00)	0.00
Diluted net earnings per share	$0.04	$0.05	$0.06	$0.05

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES.

None.

ITEM 9A.	CONTROLS AND PROCEDURES.

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

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting during the fourth quarter of 2014 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Under the supervision and with the participation of our management, including our CEO and CFO, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework). As part of this evaluation, management established an internal control project team, engaged outside consultants and adopted a project work plan to document and assess the adequacy of our internal control over financial reporting, address any control deficiencies that were identified, and to validate through testing that the controls are functioning as documented. Based on the results of this evaluation, our management has concluded that our internal control over financial reporting was effective as of December 31, 2014 to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external reporting purposes in accordance with generally accepted accounting principles. We reviewed the results of management’s assessment with the Audit Committee of Support.com’s Board of Directors.

The effectiveness of our internal control over financial report as of December 31, 2014 has been audited by BDO USA, LLP, an independent registered public accounting firm, as stated in their report, which is included herein.

/s/ Elizabeth Cholawsky
Elizabeth Cholawsky President and Chief Executive Officer

/s/ Roop K. Lakkaraju
Roop K. Lakkaraju

Executive Vice President, Chief Financial Officer and Chief Operating Officer

Report of Independent Registered Public Accounting Firm
on Internal Control over Financial Reporting

Board of Directors and Stockholders
Support.com, Inc.
Redwood City, California

We have audited Support.com, Inc.’s internal control over financial reporting as of December 31, 2014, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Support.com, Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Report of Management on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audit also included performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

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

In our opinion, Support.com, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2014, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Support.com, Inc. as of December 31, 2014 and the related consolidated statements of operations and comprehensive income (loss), stockholders’ equity, and cash flows for the year ended December 31, 2014 and our report dated March 6, 2015 expressed include nature of opinion, for example, an unqualified opinion thereon.

/s/ BDO USA, LLP

San Jose, California
March 6, 2015

ITEM 9B.	OTHER INFORMATION.

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

The information required by Item 10 of Form 10-K with respect to Item 401 of Regulation S-K regarding our directors is incorporated herein by reference from the information contained in the section entitled “Directors and Nominees” in our definitive Proxy Statement for the 2015 Annual Meeting of Stockholders (the “Proxy Statement”), a copy of which will be filed with the Securities and Exchange Commission.

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

Securities Authorized for Issuance Under Equity Compensation Plans

Equity Compensation Plan Information
As of December 31, 2014

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants, and rights (a)	Weighted-average exercise price of outstanding options, warrants, and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a) (c)
Equity Compensation Plans approved by security holders(1)	2,766,037	$3.42	2,362,557
Equity Compensation Plans not approved by security holders(2)	750,000	2.21	899,997
Total	3,516,037	$3.16	3,262,554

(1)	This is the amended and restated 2010 Equity and Performance Incentive Plan. The number of shares reserved for issuance under the amended and restated 2010 Equity and Performance Incentive Plan is subject to increase as follows:

The number of shares of Common Stock that may be issued will not exceed in the aggregate 7,250,000 shares of Common Stock plus the number of shares of Common Stock relating to the prior awards under the 2000 Omnibus Equity Incentive Plan that expire, are forfeited or cancelled after the adoption of the amended and restated 2010 Equity and Performance Incentive Plan.

(2)	This is the 2014 Inducement Award Plan.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE.

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
3.2
Certificate of Amendment to Support.com’s Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 of Support.com’s current report on Form 8-K filed with the SEC on June 23, 2009).

3.3	Amended and Restated Bylaws (incorporated by reference to Exhibit 3.2 of Support.com’s current report on Form 8-K filed with the SEC on July 29, 2010).
4.1	Form of Common Stock Certificate (incorporated by reference to Exhibit 4.1 of Support.com’s quarterly report on Form 10-Q for the quarter ended June 30, 2002).
10.1*
Support.com’s amended and restated 2010 Equity and Incentive Compensation Plan (incorporated by reference to Exhibit 4.1 of Support.com’s current report on Form 8-K filed with the SEC on May 21, 2010).

10.2*	Support.com’s 2010 Employee Stock Purchase Plan (incorporated by reference to Annex A of Support.com’s definitive proxy statement for Support.com’s 2011 annual meeting of stockholders).
10.3*	Support.com’s 2014 Inducement Award Plan (incorporated by reference to Exhibit 10.2 of Support.com’s current report on Form 8-K filed with the SEC on May 19, 2014).
10.4*	Form of Directors’ and Officers’ Indemnification Agreement (incorporated by reference to Exhibit 10.4 of Support.com’s registration statement on Form S-1 filed with the SEC on February 18, 2000).
10.5*
Amended and Restated Employment Offer Letter between Support.com and Josh Pickus, as amended on July 30, 2009 (incorporated by reference to Exhibit 10.2 of Support.com’s current report on Form 8-K filed with the SEC on July 31, 2009).

10.6*
Employment Offer Letter between Support.com and Roop Lakkaraju, dated October 22, 2013 (incorporated by reference to Exhibit 10.1 of Support.com’s current report on Form 8-K filed with the SEC on October 30, 2013).

10.7*
Employment Offer Letter between Support.com and Elizabeth Cholawsky, dated May 8, 2014 (incorporated by reference to Exhibit 10.1 of Support.com’s current report on Form 8-K filed with the SEC on May 19, 2014).

10.8*	Form of Stock Option Grant Notification for Officers and Employees (incorporated by reference to Exhibit 10.1(a) of Support.com’s quarterly report on Form 10-Q filed on November 5, 2009).
10.9*	Sublease Agreement with TYCO Healthcare Group LP dated June 7, 2012.
10.10
Master Services Agreement Call Handling Services between Comcast and Support.com, effective as of October 1, 2013 (incorporated by reference to Exhibit 10.19 of Support.com’s annual report on Form 10-K filed with the SEC on March 7, 2014) (1)

10.11
Statement of Work Number 1 to Master Services Agreement Call Handling Services between Comcast and Support.com, effective as of October 1, 2013 (incorporated by reference to Exhibit 10.20 of Support.com’s annual report on Form 10-K filed with the SEC on March 7, 2014) (1)

10.12
Change Management Form Number 1 under Statement of Work Number 1 to Master Services Agreement Call Handling Services between Comcast and Support.com, effective as of December 22, 2013 (incorporated by reference to Exhibit 10.24 of Support.com’s aannual report on Form 10-K filed with the SEC on March 7, 2014 (1)

10.13
Amendment Number 1 to Statement of Work Number 1 to Master Services Agreement Call Handling Services between Comcast and Support.com, effective as of December 31, 2013 (incorporated by reference to Exhibit 10.21 of Support.com’s annual report on Form 10-K filed with the SEC on March 7, 2014)

10.14
Statement of Work Number 2 to Master Services Agreement Call Handling Services between Comcast and Support.com, effective as of December 31, 2013 (incorporated by reference to Exhibit 10.22 of Support.com’s annual report on Form 10-K filed with the SEC on March 7, 2014) (1)

10.15
Statement of Work Number 3 to Master Services Agreement Call Handling Services between Comcast and Support.com, effective as of March 21, 2014 (incorporated by reference to Exhibit 10.3 of Support.com’s quarterly report on Form 10-Q filed with the SEC on May 8, 2014) (1)

10.16
Change Management Form Number 2 under Statement of Work Number 1 to Master Services Agreement Call Handling Services between Comcast and Support.com, effective as of February 27, 2014 (incorporated by reference to Exhibit 10.1 of Support.com’s quarterly report on Form 10-Q filed with the SEC on May 8, 2014) (1)

10.17
Change Management Form Number 3 under Statement of Work Number 1 to Master Services Agreement Call Handling Services between Comcast and Support.com, effective as of March 4, 2014 (incorporated by reference to Exhibit 10.2 of Support.com’s quarterly report on Form 10-Q filed with the SEC on May 8, 2014) (1)

10.18
First Change Management Form to Statement of Work Number 3 to Master Services Agreement Call Handling Services between Comcast and Support.com, effective as of June 4, 2014 (incorporated by reference to Exhibit 10.1 of Support.com’s current report on Form 8-K filed with the SEC on June 11, 2014)

10.19
Reseller Agreement between Comcast and Support.com, effective as of June 6, 2014 (incorporated by reference to Exhibit 10.1 of Support.com’s current report on Form 8-K filed with the SEC on June 18, 2014) (1)

10.20
Change Management Form Number 4 under Statement of Work Number 1 to Master Services Agreement Call Handling Services between Comcast and Support.com, effective as of September 17, 2014 (incorporated by reference to Exhibit 10.1 of Support.com’s current report on Form 8-K filed with the SEC on October 6, 2014) (1)

10.21
Change Management Form Number 5 under Statement of Work Number 1 to Master Services Agreement Call Handling Services between Comcast and Support.com, effective as of September 18, 2014 (incorporated by reference to Exhibit 10.2 of Support.com’s current report on Form 8-K filed with the SEC on October 6, 2014) (1)

10.22
Statement of Work Number 4 to Master Services Agreement Call Handling Services between Comcast and Support.com, effective as of February 6, 2015 (incorporated by reference to Exhibit 10.1 of Support.com’s current report on Form 8-K filed with the SEC on February 18, 2015) (1)

10.23	Compensatory Arrangement between Support.com and Jim Stephens for his term as Executive Chairman and Interim CEO commencing March 25, 2014.
21.1	Subsidiaries of Support.com, Inc.
23.1	Consent of Independent Registered Public Accounting Firm
24.1	Power of Attorney (see the signature page of this Form 10-K)
31.1	Chief Executive Officer Section 302 Certification.
31.2	Chief Financial Officer Section 302 Certification.
32.1	Statement of the Chief Executive Officer under 18 U.S.C. § 1350(2)
32.2	Statement of the Chief Financial Officer under 18 U.S.C. § 1350(2)
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema
101.CAL	XBRL Taxonomy Extension Calculation Linkbase
101.DEF	XBRL Taxonomy Extension Definition Linkbase
101.LAB	XBRL Taxonomy Extension Label Linkbase
101.PRE	XBRL Taxonomy Extension Presentation Linkbase

*	Denotes an executive or director compensation plan or arrangement.

(1)	Confidential treatment has been requested for portions of this exhibit.

(2)	The material contained in Exhibit 32.1 and 32.2 shall not be deemed “filed” with the SEC and is not to be incorporated by reference into any filing of the Company under the Securities Act of 1933 or the Securities Exchange Act of 1934, whether made before or after the date hereof irrespective of any general incorporation language contained in such filing, except to the extent that the registrant specifically incorporates it by reference.

(c)	Financial Statement Schedules.

No schedules have been filed because the information required to be set forth therein is not applicable or is shown in the financial statements or related notes included as part of this report.

SIGNATURES

Pursuant to the requirements of the Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on this 6th day of March, 2015.

SUPPORT.COM, INC.

By:	/s/ Elizabeth Cholawsky
Elizabeth Cholawsky President and Chief Executive Officer

POWER OF ATTORNEY

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Elizabeth Cholawsky and Roop Lakkaraju, and each of them individually, as his or her attorney-in-fact, each with full power of substitution, for him or her in any and all capacities, to sign any and all amendments to this Report on Form 10-K, and to file the same, with exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, hereby ratifying and confirming all that said attorney-in-fact, or his or her substitute, may do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated:

Signature	Title	Date

/s/ Elizabeth Cholawsky	President and Chief Executive Officer	March 6, 2015
Elizabeth Cholawsky	(Principal Executive Officer)

/s/ Roop K. Lakkaraju	Executive Vice President, Chief Financial Officer and Chief Operating Officer	March 6, 2015
Roop K. Lakkaraju	(Principal Financial and Accounting Officer)

/s/ Jim Stephens	Chairman of the Board of Directors	March 6, 2015
Jim Stephens

/s/ Shawn Farshchi	Director	March 6, 2015
Shawn Farshchi

/s/ Mark Fries	Director	March 6, 2015
Mark Fries

/s/ J. Martin O’Malley	Director	March 6, 2015
J. Martin O’Malley

/s/ Toni J. Portmann	Director	March 6, 2015
Toni J. Portmann

EXHIBIT INDEX

Exhibit	Description of Document
3.1	Restated Certificate of Incorporation, as amended (incorporated by reference to Exhibit 3.1 of Support.com’s annual report on Form 10-K for the year ended December 31, 2001).
3.2
Certificate of Amendment to Support.com’s Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 of Support.com’s current report on Form 8-K filed with the SEC on June 23, 2009).

3.3	Amended and Restated Bylaws (incorporated by reference to Exhibit 3.2 of Support.com’s current report on Form 8-K filed with the SEC on July 29, 2010).
4.1	Form of Common Stock Certificate (incorporated by reference to Exhibit 4.1 of Support.com’s quarterly report on Form 10-Q for the quarter ended June 30, 2002).
10.1*
Support.com’s amended and restated 2010 Equity and Incentive Compensation Plan (incorporated by reference to Exhibit 4.1 of Support.com’s current report on Form 8-K filed with the SEC on May 21, 2010).

10.2*	Support.com’s 2010 Employee Stock Purchase Plan (incorporated by reference to Annex A of Support.com’s definitive proxy statement for Support.com’s 2011 annual meeting of stockholders).
10.3*	Support.com’s 2014 Inducement Award Plan (incorporated by reference to Exhibit 10.2 of Support.com’s current report on Form 8-K filed with the SEC on May 19, 2014).
10.4*	Form of Directors’ and Officers’ Indemnification Agreement (incorporated by reference to Exhibit 10.4 of Support.com’s registration statement on Form S-1 filed with the SEC on February 18, 2000).
10.5*
Amended and Restated Employment Offer Letter between Support.com and Josh Pickus, as amended on July 30, 2009 (incorporated by reference to Exhibit 10.2 of Support.com’s current report on Form 8-K filed with the SEC on July 31, 2009).

10.6*
Employment Offer Letter between Support.com and Roop Lakkaraju, dated October 22, 2013 (incorporated by reference to Exhibit 10.1 of Support.com’s current report on Form 8-K filed with the SEC on October 30, 2013).

10.7*
Employment Offer Letter between Support.com and Elizabeth Cholawsky, dated May 8, 2014 (incorporated by reference to Exhibit 10.1 of Support.com’s current report on Form 8-K filed with the SEC on May 19, 2014).

10.8*	Form of Stock Option Grant Notification for Officers and Employees (incorporated by reference to Exhibit 10.1(a) of Support.com’s quarterly report on Form 10-Q filed on November 5, 2009).
10.9*	Sublease Agreement with TYCO Healthcare Group LP dated June 7, 2012.
10.10
Master Services Agreement Call Handling Services between Comcast and Support.com, effective as of October 1, 2013 (incorporated by reference to Exhibit 10.19 of Support.com’s annual report on Form 10-K filed with the SEC on March 7, 2014) (1)

10.11
Statement of Work Number 1 to Master Services Agreement Call Handling Services between Comcast and Support.com, effective as of October 1, 2013 (incorporated by reference to Exhibit 10.20 of Support.com’s annual report on Form 10-K filed with the SEC on March 7, 2014) (1)

10.12
Change Management Form Number 1 under Statement of Work Number 1 to Master Services Agreement Call Handling Services between Comcast and Support.com, effective as of December 22, 2013 (incorporated by reference to Exhibit 10.24 of Support.com’s aannual report on Form 10-K filed with the SEC on March 7, 2014 (1)

10.13
Amendment Number 1 to Statement of Work Number 1 to Master Services Agreement Call Handling Services between Comcast and Support.com, effective as of December 31, 2013 (incorporated by reference to Exhibit 10.21 of Support.com’s annual report on Form 10-K filed with the SEC on March 7, 2014)

10.14
Statement of Work Number 2 to Master Services Agreement Call Handling Services between Comcast and Support.com, effective as of December 31, 2013 (incorporated by reference to Exhibit 10.22 of Support.com’s annual report on Form 10-K filed with the SEC on March 7, 2014) (1)

10.15
Statement of Work Number 3 to Master Services Agreement Call Handling Services between Comcast and Support.com, effective as of March 21, 2014 (incorporated by reference to Exhibit 10.3 of Support.com’s quarterly report on Form 10-Q filed with the SEC on May 8, 2014) (1)

10.16
Change Management Form Number 2 under Statement of Work Number 1 to Master Services Agreement Call Handling Services between Comcast and Support.com, effective as of February 27, 2014 (incorporated by reference to Exhibit 10.1 of Support.com’s quarterly report on Form 10-Q filed with the SEC on May 8, 2014) (1)

10.17
Change Management Form Number 3 under Statement of Work Number 1 to Master Services Agreement Call Handling Services between Comcast and Support.com, effective as of March 4, 2014 (incorporated by reference to Exhibit 10.2 of Support.com’s quarterly report on Form 10-Q filed with the SEC on May 8, 2014) (1)

10.18
First Change Management Form to Statement of Work Number 3 to Master Services Agreement Call Handling Services between Comcast and Support.com, effective as of June 4, 2014 (incorporated by reference to Exhibit 10.1 of Support.com’s current report on Form 8-K filed with the SEC on June 11, 2014)

10.19
Reseller Agreement between Comcast and Support.com, effective as of June 6, 2014 (incorporated by reference to Exhibit 10.1 of Support.com’s current report on Form 8-K filed with the SEC on June 18, 2014) (1)

10.20
Change Management Form Number 4 under Statement of Work Number 1 to Master Services Agreement Call Handling Services between Comcast and Support.com, effective as of September 17, 2014 (incorporated by reference to Exhibit 10.1 of Support.com’s current report on Form 8-K filed with the SEC on October 6, 2014) (1)

10.21
Change Management Form Number 5 under Statement of Work Number 1 to Master Services Agreement Call Handling Services between Comcast and Support.com, effective as of September 18, 2014 (incorporated by reference to Exhibit 10.2 of Support.com’s current report on Form 8-K filed with the SEC on October 6, 2014) (1)

10.22
Statement of Work Number 4 to Master Services Agreement Call Handling Services between Comcast and Support.com, effective as of February 6, 2015 (incorporated by reference to Exhibit 10.1 of Support.com’s current report on Form 8-K filed with the SEC on February 18, 2015) (1)

10.23	Compensatory Arrangement between Support.com and Jim Stephens for his term as Executive Chairman and Interim CEO commencing March 25, 2014.
21.1	Subsidiaries of Support.com, Inc.
23.1	Consent of Independent Registered Public Accounting Firm
24.1	Power of Attorney (see the signature page of this Form 10-K)
31.1	Chief Executive Officer Section 302 Certification.
31.2	Chief Financial Officer Section 302 Certification.
32.1	Statement of the Chief Executive Officer under 18 U.S.C. § 1350(2)
32.2	Statement of the Chief Financial Officer under 18 U.S.C. § 1350(2)
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema
101.CAL	XBRL Taxonomy Extension Calculation Linkbase
101.DEF	XBRL Taxonomy Extension Definition Linkbase
101.LAB	XBRL Taxonomy Extension Label Linkbase
101.PRE	XBRL Taxonomy Extension Presentation Linkbase

*	Denotes an executive or director compensation plan or arrangement.

(1)	Confidential treatment has been requested for portions of this exhibit.

(2)	The material contained in Exhibit 32.1 and 32.2 shall not be deemed “filed” with the SEC and is not to be incorporated by reference into any filing of the Company under the Securities Act of 1933 or the Securities Exchange Act of 1934, whether made before or after the date hereof irrespective of any general incorporation language contained in such filing, except to the extent that the registrant specifically incorporates it by reference.

(c)	Financial Statement Schedules.

No schedules have been filed because the information required to be set forth therein is not applicable or is shown in the financial statements or related notes included as part of this report.