Form 10-Q
period 2015-03-31
Support.com, Inc.
filed 2015-05-05
CIK 1104855

UNITED STATES
 SECURITIES AND EXCHANGE COMMISSION
 Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2015

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

On April 30, 2015, 54,346,235 shares of the Registrant’s Common Stock, $0.0001 par value, were outstanding.

SUPPORT.COM, INC.

FORM 10-Q

QUARTERLY PERIOD ENDED MARCH 31, 2015

Index
PART I.	FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS (UNAUDITED)

 SUPPORT.COM, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands except share and per share data)

	March 31, 2015	December 31, 2014
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$16,810	$23,354
Short-term investments	56,231	50,439
Accounts receivable, net	15,375	14,627
Prepaid expenses and other current assets	1,390	1,403
Total current assets	89,806	89,823
Property and equipment, net	484	417
Goodwill	14,240	14,240
Intangible assets, net	2,095	2,363
Other assets	1,159	1,144

Total assets	$107,784	$107,987

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$728	$1,625
Accrued compensation	4,068	2,792
Other accrued liabilities	4,169	3,029
Short-term deferred revenue	2,573	2,619
Total current liabilities	11,538	10,065
Long-term deferred revenue	75	72
Other long-term liabilities	2,131	2,129
Total liabilities	13,744	12,266
Commitments and contingencies (Note 4)
Stockholders’ equity:
Common stock; par value $0.0001, 150,000,000 shares authorized; 55,537,526 issued and 54,344,928 outstanding at March 31, 2015; 55,457,001 issued and 54,264,483 outstanding at December 31, 2014	5	5
Additional paid-in capital	262,964	262,253
Treasury stock	(5,036)	(5,036)
Accumulated other comprehensive loss	(1,989)	(2,028)
Accumulated deficit	(161,904)	(159,473)
Total stockholders’ equity	94,040	95,721

Total liabilities and stockholders’ equity	$107,784	$107,987

See accompanying notes.

Index
SUPPORT.COM, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share amounts)
(Unaudited)

	Three Months Ended March 31,
	2015	2014
Revenue:
Services	$21,875	$17,052
Software and other	1,282	1,561
Total revenue	23,157	18,613
Cost of revenue:
Cost of services	18,394	12,962
Cost of software and other	150	239
Total cost of revenue	18,544	13,201
Gross profit	4,613	5,412
Operating expenses:
Research and development	1,524	1,354
Sales and marketing	2,208	1,551
General and administrative	3,060	2,663
Amortization of intangible assets and other	268	273
Total operating expenses	7,060	5,841
Loss from operations	(2,447)	(429)
Interest income and other, net	100	78
Loss from continuing operations, before income taxes	(2,347)	(351)
Income tax provision	126	125
Loss from continuing operations, after income taxes	(2,473)	(476)
Income (loss) from discontinued operations, after income taxes	42	(6)
Net loss	$(2,431)	$(482)

Basic and diluted earnings per share:
Loss from continuing operations	$(0.05)	$(0.01)
Income (loss) from discontinued operations	0.01	(0.00)
Basic and diluted net loss per share	$(0.04)	$(0.01)
Shares used in computing basic net loss per share	54,237	53,313
Shares used in computing diluted net loss per share	54,237	53,313

See accompanying notes.

Index
SUPPORT.COM, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(in thousands)
(Unaudited)

	Three Months Ended March 31,
	2015	2014
Net loss	$(2,431)	$(482)

Other comprehensive loss:
Change in foreign currency translation adjustment	6	69
Change in net unrealized gain (loss) on investments	33	8
Other comprehensive loss	39	77

Comprehensive loss	$(2,392)	$(405)

See accompanying notes.

Index
SUPPORT.COM, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)
(Unaudited)

	Three Months Ended March 31,
	2015	2014
Operating Activities:
Net loss	$(2,431)	$(482)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation	93	72
Amortization of premiums and discounts on investments	141	239
Amortization of intangible assets and other	268	273
Stock-based compensation	711	622
Changes in assets and liabilities:
Accounts receivable, net	(748)	1,978
Prepaid expenses and other current assets	13	21
Other long-term assets	(14)	(28)
Accounts payable	(897)	237
Accrued compensation	1,276	1,078
Other accrued liabilities	1,140	(395)
Other long-term liabilities	26	84
Deferred revenue	(43)	(338)
Net cash provided by (used in) operating activities	(465)	3,361

Investing Activities:
Purchases of property and equipment	(160)	(34)
Purchases of investments	(21,700)	(15,312)
Maturities of investments	15,799	15,108
Net cash used in investing activities	(6,061)	(238)

Financing Activities:
Proceeds from issuances of common stock	---	59
Net cash provided by financing activities	---	59
Effect of exchange rate changes on cash and cash equivalents	(18)	37
Net increase (decrease) in cash and cash equivalents	(6,544)	3,219
Cash and cash equivalents at beginning of period	23,354	28,390
Cash and cash equivalents at end of period	$16,810	$31,609

Supplemental schedule of cash flow information:
Income taxes paid	$77	$60

See accompanying notes.

Index
SUPPORT.COM, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 1.	Significant Accounting Policies

Basis of Presentation

The accompanying unaudited interim condensed consolidated financial statements include the accounts of Support.com, Inc. (the “Company”, “Support.com”, “We” or “Our”) and its wholly owned subsidiaries. All intercompany balances and transactions have been eliminated. The condensed consolidated balance sheet as of March 31, 2015 and the consolidated statements of operations and comprehensive loss for the three months ended March 31, 2015 and 2014 and the consolidated statements of cash flows for the three months ended March 31, 2015 and 2014 are unaudited. In the opinion of management, these unaudited interim condensed consolidated financial statements reflect all adjustments (consisting of normal recurring adjustments) that are necessary for a fair presentation of the results for, and as of, the periods shown. The results of operations for such periods are not necessarily indicative of the results expected for the full fiscal year or for any future period. The condensed consolidated balance sheet information as of December 31, 2014 is derived from audited financial statements as of that date. These financial statements have been prepared based upon Securities and Exchange Commission (“SEC”) rules that permit reduced disclosure for interim periods. For a more complete discussion of significant accounting policies and certain other information, these unaudited interim condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2014, filed with the SEC on March 6, 2015.

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

The technology services described above include four types of offerings:

•	Hourly-Based Services - In connection with the provisions of certain services programs, fees are calculated based on contracted hourly rates with partners. For these programs, we recognize revenue as services are performed, based on billable hours of work delivered by our technology specialists. These services programs also include performance standards, which may result in incentives or penalties, which are recognized as earned or incurred.

•	Subscription-Based Services - Customers purchase subscriptions or “service plans” under which certain services are provided over a fixed subscription period. Revenues for subscriptions are recognized ratably over the respective subscription periods.

•	Incident-Based Services - Customers purchase a discrete, one-time service. Revenue recognition occurs at the time of service delivery. Fees paid for services sold but not yet delivered are recorded as deferred revenue and recognized at the time of service delivery.

•	Service Cards / Gift Cards - Customers purchase a service card or a gift card, which entitles the cardholder to redeem a certain service at a time of their choosing. For these sales, revenue is deferred until the card has been redeemed and the service has been provided.

In certain cases, we are paid for services that are sold but not yet delivered. We initially record such balances as deferred revenue, and recognize revenue when the service has been provided or, on the non-subscription portion of these balances, when the likelihood of the service being redeemed by the customer is remote (“services breakage”). Based on our historical redemption patterns for these relationships, we believe that the likelihood of a service being delivered more than 90 days after sale is remote.  We therefore recognize non-subscription deferred revenue balances older than 90 days as services revenue. For the three months ended March 31, 2015 and 2014, services breakage revenue was approximately 0% and 3% of our total revenue, respectively.

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

Index
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

We monitor our investments for impairment on a quarterly basis and determine whether a decline in fair value is other-than-temporary by considering factors such as current economic and market conditions, the credit rating of the security’s issuer, the length of time an investment’s fair value has been below our carrying value, the Company’s intent to sell the security and the Company’s belief that it will not be required to sell the security before the recovery of its amortized cost. If an investment’s decline in fair value is deemed to be other-than-temporary, we reduce its carrying value to its estimated fair value, as determined based on quoted market prices or liquidation values. Declines in value judged to be other-than-temporary, if any, are recorded in operations as incurred. At March 31, 2015, we evaluated our unrealized gains/losses on available-for-sale securities and determined them to be temporary. We currently do not intend to sell securities with unrealized losses and we concluded that we will not be required to sell these securities before the recovery of their amortized cost basis.  At March 31, 2015 and December 31, 2014, the fair value of cash, cash equivalents and investments was $73.0 million and $73.8 million, respectively.

The following is a summary of cash, cash equivalents and investments at March 31, 2015 and December 31, 2014 (in thousands):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
As of March 31, 2015
Cash	$11,521	$-	$-	$11,521
Money market funds	5,289	-	-	5,289
Certificates of deposits	3,600	2	-	3,602
Commercial paper	2,996	-	-	2,996
Corporate notes and bonds	42,158	8	(34)	42,132
U.S. government agency securities	7,497	4	-	7,501
	$73,061	$14	$(34)	$73,041

Classified as:

Cash and cash equivalents	$16,810	$-	$-	$16,810
Short-term investments	56,251	14	(34)	56,231
	$73,061	$14	$(34)	$73,041

Index
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
As of December 31, 2014
Cash	$9,572	$—	$—	$9,572
Money market funds	9,859	—	—	9,859
Certificates of deposits	3,600	—	(5)	3,595
Commercial paper	2,996	—	—	2,996
Corporate notes and bonds	45,819	—	(48)	45,771
U.S. government agency securities	2,000	—	—	2,000
	$73,846	$—	$(53)	$73,793

Classified as:

Cash and cash equivalents	$23,354	$—	$—	$23,354
Short-term investments	50,492	—	(53)	50,439
	$73,846	$—	$(53)	$73,793

The following table summarizes the estimated fair value of our available-for-sale securities classified by the stated maturity date of the security (in thousands):

	March 31, 2015	December 31, 2014
Due within one year	$39,110	$41,448
Due within two years	17,121	8,990
	$56,231	$50,438

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

In accordance with ASC 820, the following table represents our fair value hierarchy for our financial assets (cash equivalents and investments) measured at fair value on a recurring basis as of March 31, 2015 and December 31, 2014 (in thousands):

As of March 31, 2015	Level 1	Level 2	Level 3	Total
Money market funds	$5,289	$—	$—	$5,289
Certificates of deposits	—	3,602	—	3,602
Commercial paper	—	2,996	—	2,996
Corporate notes and bonds	—	42,132	—	42,132
U.S. government agency securities	—	7,501	—	7,501
Total	$5,289	$56,231	$—	$61,520

As of December 31, 2014	Level 1	Level 2	Level 3	Total
Money market funds	$9,859	$—	$—	$9,859
Certificates of deposits	—	3,595	—	3,595
Commercial paper	—	2,996	—	2,996
Corporate notes and bonds	—	45,771	—	45,771
U.S. government agency securities	—	2,000	—	2,000
Total	$9,859	$54,362	$—	$64,221

For short-term investments, measured at fair value using Level 2 inputs, we review trading activity and pricing for these investments as of the measurement date. When sufficient quoted pricing for identical securities is not available, we use market pricing and other observable market inputs for similar securities obtained from various third party data providers.  These inputs either represent quoted prices for similar assets in active markets or have been derived from observable market data. We transferred our investments in certificates of deposits from Level 1 to Level 2 during the three months ended March 31, 2014 as a result of a decrease in availability and reliability of the observable inputs utilized in the respective instruments’ fair value measurement.  Our policy is to recognize the transfer of financial instruments between levels at the end of our quarterly reporting period.

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

For the three months ended March 31, 2015, Comcast (68%) and Office Depot (15%) accounted for 10% or more of our total revenue.  For the three months ended March 31, 2014, Comcast (57%) and Office Depot (20%) accounted for 10% or more of our total revenue.  There were no other customers that accounted for 10% or more of total revenue for the three months ended March 31, 2015 and 2014.

The credit risk in our trade accounts receivable is substantially mitigated by our evaluation of the customers’ financial conditions at the time we enter into business and reasonably short payment terms.  As of March 31, 2015 and December 31, 2014, Comcast (80%) accounted for 10% or more of our total accounts receivable. There were no other customers that accounted for 10% or more of our total accounts receivable as of March 31, 2015 and December 31, 2014.

Index
Trade Accounts Receivable and Allowance for Doubtful Accounts

Trade accounts receivable are recorded at the invoiced amount. We perform evaluations of our customers’ financial condition and generally do not require collateral. We make judgments as to our ability to collect outstanding receivables and provide allowances for a portion of receivables when collection becomes doubtful.  Reserves are made based on a specific review of all significant outstanding invoices. For those invoices not specifically provided for, reserves are recorded at differing rates, based on the age of the receivable. In determining these rates, we analyze our historical collection experience and current payment trends. The determination of past-due accounts is based on contractual terms. At March 31, 2015 and December 31, 2014, we had an allowance for doubtful accounts of $7,000 and $2,000, respectively.

Goodwill

We test goodwill for impairment annually on September 30 and whenever events or changes in circumstances indicate that the carrying value of the asset may not be recoverable in accordance with Accounting Standards Codification (“ASC”) 350, Intangibles - Goodwill and Other. Consistent with our assessment that we have only one reporting segment, we test goodwill for impairment at the entity level. We test goodwill using the two-step process required by ASC 350. In the first step (“Step 1”), we compare the carrying value of the reporting unit to the fair value based on quoted market prices of our common stock and other valuation factors. If the fair value of the reporting unit exceeds the carrying value, goodwill is not considered impaired and no further testing is required. If the carrying value of the reporting unit exceeds the fair value, goodwill is potentially impaired and the second step (“Step 2”) of the impairment test must be performed. In the second step, we compare the implied fair value of the goodwill, as defined by ASC 350, to the carrying amount to determine the impairment loss, if any.

Based on the decline in our market capitalization during the first quarter of 2015, we determined that it was appropriate to perform impairment testing. The Company performed a Step 1 impairment assessment of goodwill, which considered the Company’s market capitalization. In addition, we considered valuation factors including an estimated control premium which was based on a review of comparative market transactions. As a result of Step 1 of our goodwill impairment test for the three months ended March 31, 2015, we estimated that the fair value for our reporting unit exceeded its carrying value by 31% thus no impairment was indicated. The substantial majority of the excess fair value pertains to the control premium we estimated. We will continue to monitor our market capitalization and impairment indicators.

Self-Funded Health Insurance

Effective January 1, 2015, the Company maintains a self-funded health insurance program with a stop-loss umbrella policy with a third party insurer to limit the maximum potential liability for medical claims. With respect to this program, the Company considers historical and projected medical utilization data when estimating its health insurance program liability and related expense. As of March 31, 2015, the Company had approximately $1 million in reserve for its self-funded health insurance program. The reserve is included in “other accrued liabilities” in the condensed consolidated balance sheets.

The Company regularly analyzes its reserves for incurred but not reported claims and for reported but not paid claims related to its self-funded insurance program. The Company believes its reserves are adequate. However, significant judgment is involved in assessing these reserves such as assessing historical paid claims, average lags between the claims’ incurred date, reported dates and paid dates, and the frequency and severity of claims. There may be differences between actual settlement amounts and recorded reserves and any resulting adjustments are included in expense once a probable amount is known.

Accumulated Other Comprehensive Loss

The components of accumulated other comprehensive loss, which relate entirely to accumulated foreign currency translation losses associated with our foreign subsidiaries and unrealized losses on investments, consisted of the following (in thousands):

	Foreign Currency Translation Losses	Unrealized Losses on Investments	Total
Balance as of December 31, 2014	(1,975)	(53)	(2,028)
Current-period other comprehensive income (loss)	6	33	39
Balance as of March 31, 2015	$(1,969)	$(20)	$(1,989)

Index
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

The fair value of our stock-based awards was estimated using the following weighted average assumptions for the three months ended March 31, 2015 and 2014:

	Stock Option Plan		Employee Stock Purchase Plan
	Three Months Ended March 31,
	2015	2014(1)	2015	2014
Risk-free interest rate	1.3%		0.1%	0.1%
Expected term (in years)	3.8	—	0.5	0.5
Volatility	56.6%	—	37.2%	53.7%
Expected dividend	0%	—	0%	0%
Weighted average grant-date fair value	$0.80	—	$0.55	$1.34

(1)	The Company did not grant stock options to employees or directors during the three months ended March 31, 2014.

We recorded the following stock-based compensation expense for the three months ended March 31, 2015 and 2014 (in thousands):

	Three Months Ended March 31,
	2015	2014
Stock-based compensation expense related to grants of:
Stock options	$252	$336
Employee Stock Purchase Plan (“ESPP”)	20	29
Restricted stock units (“RSUs”)	439	257
	$711	$622
Stock-based compensation expense recognized in:
Cost of service	$62	$87
Cost of software and other	4	3
Research and development	130	167
Sales and marketing	66	77
General and administrative	449	288
	$711	$622

Earnings (Loss) Per Share

Basic earnings (loss) per share is computed using our net income (loss) and the weighted average number of common shares outstanding during the reporting period. Diluted earnings (loss) per share is computed using our net income (loss) and the weighted average number of common shares outstanding, including the effect of the potential issuance of common stock such as stock issuable pursuant to the exercise of stock options and warrants and vesting of RSUs using the treasury stock method when dilutive. Pursuant to approval by the Company's Compensation Committee, the Company issued approximately 397,000 RSUs and 162,000 stock options to its corporate employees on April 21, 2015.  These RSUs and stock options were not included in the computation of the basic and diluted loss per share for the three months ended March 31, 2015 because they were not outstanding during this period.

Index
The following table sets forth the computation of basic and diluted loss per share (in thousands, except per share amounts):

	Three months ended March 31,
	2015	2014
Net loss	$(2,431)	$(482)
Basic:
Weighted-average shares of common stock outstanding	54,237	53,313
Shares used in computing basic loss per share	54,237	53,313
Basic loss per share	$(0.04)	$(0.01)
Diluted:
Weighted-average shares of common stock outstanding	54,237	53,313
Add: Common equivalent shares outstanding	-	-
Shares used in computing diluted loss per share	54,237	53,313
Diluted loss per share	$(0.04)	$(0.01)

The following potential common shares outstanding were excluded from the computation of diluted loss per share because including them would have been antidilutive (in thousands):

	Three months ended March 31,
	2015	2014
Stock options	3,711	5,139
RSUs	1,370	1,152
Warrants	490	490
Total common share equivalents	5,571	6,781

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

We generally agree to indemnify our customers against legal claims that our end-user software products infringe certain third-party intellectual property rights.  As of March 31, 2015, we have not been required to make any payment resulting from infringement claims asserted against our customers and have not recorded any related accruals.

Financial Statement Reclassification

Certain amounts in the consolidated financial statements for the first quarter of 2014 have been reclassified to conform to the current period’s presentation. Prior to July 1, 2014, fees from Nexus SaaS offering were included in software and other revenue. During the quarter ended September 30, 2014, the Company classified these fees as services revenue. In addition, the Company concluded that cost associated with the Nexus SaaS solution was immaterial and therefore did not reclassify this cost from cost of software and other to cost of services. These reclassifications had no impact on previously reported total revenue, net income (loss), and cash flows.

Index
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

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers (Topic 606), which provides guidance for revenue recognition. ASU 2014-09 is applicable to any entity that either enters into contracts with customers to transfer goods or services or enters into contracts for the transfer of nonfinancial assets. ASU 2014-09 will supersede the revenue recognition requirements in Topic 605, Revenue Recognition, and most industry-specific guidance. The standard’s core principle is that a company will recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the company expects to be entitled to receive in exchange for those goods or services. In doing so, companies will need to use more judgment and make more estimates than under current U.S. GAAP. These may include identifying performance obligations in the contract, estimating the amount of variable consideration to include in the transaction price and allocating the transaction price to each separate performance obligation.  ASU 2014-09 is effective prospectively for fiscal years, and interim reporting periods within those years, beginning after December 15, 2017. We are currently evaluating the impact of the adoption of ASU 2014-09 on our consolidated financial statements.

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

We recorded an income tax provision of $126,000 and $125,000 for the three months ended March 31, 2015 and 2014, respectively.  The provision for income taxes is comprised of estimates of current taxes due in domestic and foreign jurisdictions.  This provision reflects tax expense associated with state income tax, foreign taxes, and tax expense related to the recording of a deferred tax liability that results from the amortization for income tax purposes of acquisition-related goodwill.

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

Index
As of March 31, 2015, our deferred tax assets are fully offset by a valuation allowance except in those jurisdictions where it is determined that a valuation allowance is not required. ASC 740, Income Taxes, provides for the recognition of deferred tax assets if realization of such assets is more likely than not. Based upon the weight of available evidence, which includes historical operating performance, reported cumulative net losses since inception and difficulty in accurately forecasting our future results, we provided a full valuation allowance against our net U.S. deferred tax assets and a partial valuation allowance against our foreign deferred tax assets.  We reassess the need for our valuation allowance on a quarterly basis. If it is later determined that a portion or all of the valuation allowance is not required, it generally will be a benefit to the income tax provision in the period such determination is made.

The Company does not anticipate a material change in the total amount or composition of its unrecognized tax benefits within 12 months of March 31, 2015.

Note 4.	Commitments and Contingencies

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

Guarantees

We have identified guarantees in accordance with ASC 450, Contingencies. This guidance stipulates that an entity must recognize an initial liability for the fair value, or market value, of the obligation it assumes under the guarantee at the time it issues such a guarantee, and must disclose that information in its interim and annual financial statements. We have entered into various service level agreements with our partners, in which we may guarantee the maintenance of certain service level thresholds. Under some circumstances, if we do not meet these thresholds, we may be liable for certain financial costs. We evaluate costs for such guarantees under the provisions of ASC 450. We consider such factors as the degree of probability that we would be required to satisfy the liability associated with the guarantee and the ability to make a reasonable estimate of the resulting cost. During the three months ended March 31, 2015, we did not incur any costs as a result of such obligations. We have not accrued any liabilities related to such obligations in the condensed consolidated financial statements as of March 31, 2015 and December 31, 2014.

Index
Note 5.	Intangible Assets

Amortization of intangible assets and other for the three months ended March 31, 2015 and 2014 were $268,000 and $273,000, respectively.

The following table summarizes the components of intangible assets (in thousands):

	Non- compete	Partner Relationships	Customer Base	Technology Rights	Tradenames	Indefinite Life Intangibles	Total
As of March 31, 2015
Gross carrying value	$593	$145	$641	$5,330	$760	$250	$7,719
Accumulated amortization	(534)	(145)	(476)	(3,805)	(664)	—	(5,624)
Net carrying value	$59	$—	$165	$1,525	$96	$250	$2,095
As of December 31, 2014
Gross carrying value	$593	$145	$641	$5,330	$760	$250	$7,719
Accumulated amortization	(527)	(145)	(453)	(3,582)	(649)	—	(5,356)
Net carrying value	$66	$—	$188	$1,748	$111	$250	$2,363

In December 2006, we acquired the use of a toll-free telephone number for cash consideration of $250,000.  This asset has an indefinite useful life.

The estimated future amortization expense of intangible assets, with the exception of the indefinite-life intangible assets as of March 31, 2015 is as follows (in thousands):

Fiscal Year	Amount
2015 (April-December)	$801
2016	1,028
2017	16
Total	$1,845

Weighted average remaining useful life	1.73 years

Note 6.	Other Accrued Liabilities

Other accrued liabilities consist of the following (in thousands):

	March 31, 2015	December 31, 2014
Accrued expenses	$3,601	$2,502
Customer deposits	347	352
Other accrued liabilities	221	175
Total other accrued liabilities	$4,169	$3,029

Index
Note 7.	Stockholder’s Equity

Stock Options

The following table represents the stock option activity for the three months ended March 31, 2015:

	Number of Shares	Weighted Average Exercise Price per Share	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
Outstanding options at December 31, 2014	3,516,037	$3.16	6.28	$3
Granted	430,000	$1.85
Exercised	---	---
Forfeited	(235,292)	$3.17
Outstanding options at March 31, 2015	3,710,745	$3.01	6.61	$0
Options vested and expected to vest	3,532,586	$3.03	6.48	$0
Exercisable at March 31, 2015	1,642,453	$3.63	3.78	$0

The aggregate intrinsic value in the table above represents the total pre-tax intrinsic value that would have been received by the option holders had they all exercised their options on March 31, 2015.  This amount changes based on the fair market value of our stock.  During the three months ended March 31, 2015 and 2014, the aggregate intrinsic value of options exercised under our stock option plans was zero and $6,000, respectively. Total fair value of options vested during the three months ended March 31, 2015 and 2014 was $134,000 and $207,000, respectively.

At March 31, 2015, there was $1.7 million of unrecognized compensation cost related to existing options outstanding which is expected to be recognized over a weighted average period of 2.0 years.

On February 10, 2015, pursuant to approval by the Company's Compensation Committee, the Company issued 425,000 time-based stock options to certain key executives.  These time-based stock options vest monthly over three years.

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

Index
Employee Stock Purchase Plan

In the second quarter of 2011, to advance the interests of the Company and its stockholders by providing an incentive to attract, retain and reward eligible employees and by motivating such persons to contribute to the growth and profitability of the Company, the Company’s Board of Directors and stockholders approved an ESPP and reserved 1,000,000 shares of our common stock for issuance effective as of May 15, 2011. The ESPP continues in effect for ten (10) years from its effective date unless terminated earlier by the Company. The ESPP consists of six-month offering periods during which employees may enroll in the plan.  The purchase price on each purchase date shall not be less than eighty‑five percent (85%) of the lesser of (a) the fair market value of a share of stock on the offering date of the offering period or (b) the fair market value of a share of stock on the purchase date.  During the three months ended March 31, 2015, no shares were purchased under ESPP.

Restricted Stock Units

The following table represents RSU activity for the three months ended March 31, 2015:

	Number of Shares	Weighted Average Grant-Date Fair Value per Share	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
Outstanding RSUs at December 31, 2014	1,463,834	$3.51	1.56	$3,067
Awarded	116,950	$1.86
Released	(80,445)	$3.27
Forfeited	(130,308)	$3.43
Outstanding RSUs at March 31, 2015	1,370,031	3.40	1.45	$2,137

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

At March 31, 2015, there was $3.1 million of unrecognized compensation cost related to RSUs which is expected to be recognized over a weighted average period of 2.50 years.

Stock Repurchase Program

On April 27, 2005, our Board of Directors authorized the repurchase of up to 2,000,000 outstanding shares of our common stock. As of March 31, 2015 the maximum number of shares remaining that can be repurchased under this program was 1,807,402. The Company does not intend to repurchase shares without a further approval from its Board of Directors.

Index
ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion of our financial condition and results of operations should be read in conjunction with our condensed consolidated financial statements and the related notes included elsewhere in this Form 10-Q (the “Report”) and the section entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the consolidated financial statements and related notes included in our Annual Report on Form 10-K for the year ended December 31, 2014. The following discussion includes forward-looking statements. Please see “Risk Factors” in Item 1A of this Report for important information to consider when evaluating these statements.

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

Total revenue for the first quarter of 2015 increased 24% year-over-year. Revenue from services increased 28% year-over-year due to continued growth in our channel programs, mainly the programs with Comcast. Revenue from software and other decreased 18% year-over-year due to a decision to discontinue our largest advertising placements in the second half of 2013 because they were no longer profitable.

Cost of services for the first quarter of 2015 increased 42% year-over-year primarily as a result of the hiring of additional technology specialists for our home networking support bundle program and Xfinity home program with Comcast. Cost of software and other for the first quarter of 2015 decreased 37% year-over-year due to lower sales of end-user software products driven by our decision to discontinue our largest advertising placements in the second half of 2013.  Total gross margin declined from 29% to 20% year-over-year due to a higher percentage of revenue generated by the lower margin Comcast home networking support bundle program and Comcast Xfinity home program which replaced the higher margin Comcast Xfinity signature support program.

Operating expenses for the first quarter of 2015 increased 21% from the same period in 2014, primarily driven by the increase in the investment in research and development and sales and marketing devoted to Nexus.

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

 Critical Accounting Policies and Estimates

In preparing our interim condensed consolidated financial statements, we make estimates, assumptions and judgments that can have a significant impact on our net revenue, operating income or loss and net income or loss, as well as on the value of certain assets and liabilities on our condensed consolidated balance sheet. We believe that the estimates, assumptions and judgments involved in the accounting policies described in Management’s Discussion and Analysis of Financial Condition and Results of Operations in Item 7 of our Annual Report on Form 10-K for the fiscal year ended December 31, 2014 have the greatest potential impact on our interim condensed consolidated financial statements, so we consider them to be our critical accounting policies and estimates.  There have been no significant changes in these critical accounting policies and estimates during the three months ended March 31, 2015.

 RESULTS OF OPERATIONS

The following table sets forth the results of operations for the three months ended March 31, 2015 and 2014 expressed as a percentage of total revenue:

Index
	Three Months Ended March 31,
	2015	2014
Revenue:
Services	94%	92%
Software and other	6	8

Total revenue	100	100

Costs of revenue:
Cost of services	79	70
Cost of software and other	1	1
Total cost of revenue	80	71
Gross profit	20	29
Operating expenses:
Research and development	7	7
Sales and marketing	10	8
General and administrative	13	14
Amortization of intangible assets and other	1	2

Total operating expenses	30	31

Loss from operations	(10)	(2)
Interest income and other, net	—	—

Loss from continuing operations, before income taxes	(10)	(2)
Income tax provision	1	1
Loss from continuing operations, after income taxes	(11)	(3)
Income (loss) from discontinued operations, after income taxes	—	—
Net loss	(11)%	(3)%

Three Months Ended March 31, 2015 and 2014

REVENUE

	Three Months Ended March 31,		$	%
In thousands, except percentages	2015	2014	Change	Change

Services	$21,875	$17,052	$4,823	28%
Software and other	1,282	1,561	(279)	(18)%
Total revenue	$23,157	$18,613	$4,544	(24)%

Services. Services revenue consists primarily of fees for technology services generated from our partners.  We provide these services remotely, generally using service delivery personnel who utilize our proprietary technology to deliver the services. Services revenue is also comprised of licensing of Nexus. Services revenue for the three months ended March 31, 2015 increased by $4.8 million from the same period in 2014 mainly due to continued growth in our Comcast programs. For the three months ended March 31, 2015, services revenue generated from our partnerships was $20.4 million compared to $15.6 million for the same period in 2014.  Direct services revenue was $1.4 million for the three months ended March 31, 2015 compared to $1.1 for the same period in 2014.

Software and other. Software and other revenue is comprised primarily of fees for end-user software products provided through direct customer downloads, and, to a lesser extent, through the sale of these software products via partners. Software and other revenue for the three months ended March 31, 2015 decreased by $279,000, or 18%, from the same period in 2014 due to a decision to discontinue our largest advertising placements in the second half of 2013.  For the three months ended March 31, 2015, revenue from software and other generated from our direct sales was $726,000 compared to $1.1 million for the same period in 2014. Software revenue and other generated from our partnerships was $556,000 for the three months ended March 31, 2015 compared to $733,000 for the same period in 2014.

Index
COSTS OF REVENUE

	Three Months Ended March 31,		$	%
In thousands, except percentages	2015	2014	Change	Change

Cost of services	$18,394	$12,962	$5,432	42%
Cost of software and other	150	239	(89)	(37)%
Total cost of revenue	$18,544	$13,201	$5,343	40%

Cost of services. Cost of services consists primarily of compensation costs and contractor expenses for people providing services, technology and telecommunication expenses related to the delivery of services and other personnel-related expenses in service delivery.  The increase of $5.4 million in cost of services for the three months ended March 31, 2015 compared to the same period in 2014 was mainly driven by the hiring of additional technology specialists for our home networking support bundle program and Xfinity home program with Comcast.

Cost of software and other.  Cost of software and other fees consists primarily of third-party royalty fees for our end-user software products.  Certain of these products were developed using third-party research and development resources, and the third party receives royalty payments on sales of products it developed.  The decrease of $89,000 in cost of software and other for the three months ended March 31, 2015 compared to the same period in 2014 was primarily due to lower sales of end-user software products driven by our decision to discontinue our largest advertising placements in the second half of 2013.

OPERATING EXPENSES

	Three Months Ended March 31,		$	%
In thousands, except percentages	2015	2014	Change	Change

Research and development	$1,524	$1,354	$170	13%
Sales and marketing	$2,208	$1,551	$657	42%
General and administrative	$3,060	$2,663	$397	15%
Amortization of intangible assets and other	$268	$273	$(5)	(2)%

Research and development.  Research and development expense consists primarily of compensation costs, third-party consulting expenses and related overhead costs for research and development personnel. Research and development costs are expensed as they are incurred.  The increase of $170,000 for the three months ended March 31, 2015 as compared to the same period in 2014 resulted from an increase in salary and employee related expenses due an increase in headcount.

Sales and marketing.  Sales and marketing expense consists primarily of compensation costs of business development, program management and marketing personnel, as well as expenses for lead generation and promotional activities, including public relations, advertising and marketing.  The increase of $657,000 in sales and marketing expense for the three months ended March 31, 2015 compared to the same period in 2014 resulted  from a $340,000 increase in salary and employee related expenses due an increase in headcount and a $60,000 increase in consulting services.

Index
General and administrative.  General and administrative expense consists primarily of compensation costs and related overhead costs for administrative personnel and professional fees for legal, accounting and other professional services. The increase of $397,000 in general and administrative expense for three months ended March 31, 2015 compared to the same period in 2014 was primarily related to a $161,000 increase in stock-based compensation expenses due to the resignation of the Company's former President and Chief Executive Officer during the three months ended March 31, 2014 and a $80,000 increase in consulting services.

Amortization of intangible assets and other.  The decrease of $5,000 in amortization of intangibles assets and other for the three months ended March 31, 2015 compared to the same period in 2014 was due to certain intangible assets becoming fully amortized as of the end of 2014.

INTEREST INCOME AND OTHER, NET

	Three Months Ended March 31,		$	%
In thousands, except percentages	2015	2014	Change	Change

Interest and other, net	$100	$78	$22	28%

Interest income and other, net.  Interest income and other, net consists primarily of interest income on our cash, cash equivalents and short-term investments.

INCOME TAX PROVISION

	Three Months Ended March 31,		$	%
In thousands, except percentages	2015	2014	Change	Change

Income tax provision	$126	$125	$1	1%

Income tax provision.  The income tax provision is comprised of estimates of current taxes due in domestic and foreign jurisdictions. For the three months ended March 31, 2015 and 2014, the income tax provision primarily consisted of state income tax, foreign taxes, and tax expense related to the recording of a deferred tax liability that results from the amortization for income tax purposes of acquisition-related goodwill. For the three months ended March 31, 2015, the income tax provision consisted of $48,000 for foreign taxes, $71,000 for amortization for income tax purposes of acquisition-related goodwill and $7,000 for state income tax. For the three months ended March 31, 2014, the income tax provision consisted of $42,000 for foreign taxes, $71,000 for amortization for income tax purposes of acquisition-related goodwill and $12,000 for state income tax.

 LIQUIDITY AND CAPITAL RESOURCES

Total cash, cash equivalents and investments at March 31, 2015 and December 31, 2014 were $73.0 million and $73.8 million, respectively. The decrease in cash, cash equivalents and investments was primarily due to cash used in operating activities.

Operating Activities

Net cash provided by (used in) operating activities was ($465,000) and $3.4 million for the three months ended March 31, 2015 and 2014, respectively. Net cash provided by (used in) operating activities primarily reflected the net loss for the period, adjusted for non-cash items such as depreciation, amortization of premiums and discounts on investments, stock-based compensation expense and amortization of intangible assets and changes in operating assets and liabilities. The sum of these non-cash items totaled $1.2 million in the three months ended March 31, 2015 and 2014. Net cash used in operating activities during the three months ended March 31, 2015 was the result of a net loss of $2.4 million, non-cash items of $1.2 million, an increase in accounts receivable, net of $748,000 due to an increase in revenues, offset by net increase in accounts payable, accrued compensation and other accrued liabilities of $1.5 million due to the timing of payments.

Index
Investing Activities

Net cash used in investing activities was $6.1 million and $238,000 for the three months ended March 31, 2015 and 2014, respectively.  For the three months ended March 31, 2015, net cash used in investing activities was primarily due to the purchase of marketable securities for $21.7 million offset by maturities of $15.8 million and $160,000 for purchases of property and equipment.  For the three months ended March 31, 2014, net cash used in investing activities was primarily due to the purchase of marketable securities for $15.3 million offset by maturities of $15.1 million and $34,000 for purchases of property and equipment.

Financing Activities

Net cash provided by financing activities was zero and $59,000 for the three months ended March 31, 2015 and 2014, respectively. Net cash provided by financing activities for the three months ended March 31, 2014 was due to the proceeds from exercise of employee stock options of $59,000.

Working Capital and Capital Expenditure Requirements

At March 31, 2015, we had stockholders’ equity of $94.0 million and working capital of $78.3 million. We believe that our existing cash balances will be sufficient to meet our working capital requirements, as well as our planned capital expenditures for at least the next 12 months.

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

As of March 31, 2015, we held $56.2 million in short-term investments (excluding cash and cash equivalents), which consisted primarily of certificates of deposits, government debt securities, corporate notes and bonds, and commercial paper. The weighted average interest rate of our portfolio was approximately 0.43% at March 31, 2015. A decline in interest rates over time would reduce our interest income from our investments. A hypothetical 10% increase or decrease in interest rates, however, would not have a material impact on our financial condition.

Index
Impact of Foreign Currency Rate Changes

The functional currencies of our international operating subsidiaries are the local currencies. We translate the assets and liabilities of our foreign subsidiaries at the exchange rates in effect on the balance sheet date. We translate their income and expenses at the average rates of exchange in effect during the period. We include translation gains and losses in the stockholders’ equity section of our consolidated balance sheets. We include net gains and losses resulting from foreign exchange transactions in interest income and other in our consolidated statements of operations. Since we translate foreign currencies (primarily Canadian dollars and Indian rupees) into U.S. dollars for a small portion of our operations, currency fluctuations have had an immaterial impact on our consolidated statements of operations. We have both revenue and expenses that are denominated in foreign currencies. Neither a weaker or stronger U.S. dollar environment would have a material impact on our consolidated statement of operations. The historical impact of currency fluctuations on our consolidated statements of operations has generally been immaterial. As of March 31, 2015, we did not engage in foreign currency hedging activities.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended March 31, 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Index
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

Index
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

Index
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

For the three months ended March 31, 2015, Comcast (68%) and Office Depot (15%) accounted for 10% or more of our total revenue.  The loss of these or other significant relationships, the change of the terms or terminations of our arrangements with any of these firms, the reduction or discontinuance of programs with any of these firms, or the failure of any of these firms to achieve their targets could adversely affect our business.  Generally, the agreements with our partners do not require them to conduct any minimum amount of business with us, and therefore they have decided in the past and could decide at any time in the future to reduce or eliminate their programs or the use of our services in such programs. They may also enter into multi-sourcing arrangements with other vendors for services previously provided exclusively by us. Further, we may not successfully obtain new partners or customers. There is also the risk that, once established, our programs with these and other partners may take longer than we expect to produce revenue or may not produce revenue at all, and the revenue produced may not be profitable if the costs of performing under the program are greater than anticipated or the program terminates before up-front investments can be recouped. One or more of our key partners may also choose not to renew their relationship with us, discontinue certain programs, offer them only on a limited basis or devote insufficient time and attention to promoting them to their customers. Some of our key partners may prefer not to work with us if we also partner with their competitors. If any of these key partners merge with one of their competitors (as occurred with Office Depot and OfficeMax in 2013), all of these risks could be exacerbated.

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

Index
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

Goodwill and identifiable intangible assets were recorded in part due to our acquisition of substantially all of the assets and liabilities of YourTechOnline.com in May 2008, our acquisition of substantially all of the assets of Xeriton Corporation in December 2009, our acquisition of certain assets and assumed liabilities of SUPERAntiSpyware in June 2011 and our acquisition of certain assets and assumed liabilities of RightHand IT Corporation in January 2012. We also have certain intangible assets with indefinite lives. We assess the impairment of goodwill and indefinite lived intangible assets annually or more often (as occurred during the first quarter of 2015) if events or changes in circumstances indicate that the carrying value may not be recoverable. We assess the impairment of acquired product rights and other finite lived intangible assets whenever events or changes in circumstances indicate that its carrying amount may not be recoverable. Our results of operations would be adversely affected if impairment of our goodwill or intangible assets occurred.

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

May 5, 2015	SUPPORT.COM, INC.

	By:	/s/ ROOP K. LAKKARAJU
Roop K. Lakkaraju
Executive Vice President, Chief Financial Officer and
Officer and Chief Operating Officer

Index
EXHIBIT INDEX TO SUPPORT.COM, INC.

QUARTERLY REPORT ON FORM 10-Q

FOR THE QUARTER ENDED MARCH 31, 2015

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