Form 10-Q
period 2015-06-30
Support.com, Inc.
filed 2015-08-03
CIK 1104855

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2015

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

On July 31, 2015, 54,573,594 shares of the Registrant’s Common Stock, $0.0001 par value, were outstanding.

SUPPORT.COM, INC.
FORM 10-Q
QUARTERLY PERIOD ENDED JUNE 30, 2015

Index
PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS (UNAUDITED)

SUPPORT.COM, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands except share and per share data)

	June 30, 2015	December 31, 2014
	(Unaudited)	(1)
ASSETS
Current assets:
Cash and cash equivalents	$27,581	$23,354
Short-term investments	44,173	50,439
Accounts receivable, net	13,154	14,627
Prepaid expenses and other current assets	1,217	1,403
Total current assets	86,125	89,823
Property and equipment, net	434	417
Goodwill	—	14,240
Intangible assets, net	1,828	2,363
Other assets	1,058	1,144

Total assets	$89,445	$107,987

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$935	$1,625
Accrued compensation	2,692	2,792
Other accrued liabilities	3, 557	3,029
Short-term deferred revenue	2,277	2,619
Total current liabilities	9, 461	10,065
Long-term deferred revenue	59	72
Other long-term liabilities	758	2,129
Total liabilities	10,278	12,266

Commitments and contingencies (Note 4)

Stockholders’ equity:
Common stock; par value $0.0001, 150,000,000 shares authorized; 55,819,341 issued and 54,570,281 outstanding at June 30, 2015; 55,475,001 issued and 54,264,483 outstanding at December 31, 2014	5	5
Additional paid-in capital	263,834	262,253
Treasury stock; 1,249,060 shares at June 30, 2015 and 1,192,598 shares at December 31, 2014	(5,117)	(5,036)
Accumulated other comprehensive loss	(2,042)	(2,028)
Accumulated deficit	(177,513)	(159,473)
Total stockholders’ equity	79,167	95,721

Total liabilities and stockholders’ equity	$$89,445	$107,987

(1)	Derived from the December 31, 2014 audited Consolidated Financial Statements included in our Annual Report on Form 10-K, as filed with the Securities and Exchange Commission (“SEC”) on March 6, 2015.

See accompanying notes.

Index
SUPPORT.COM, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands except per share amounts)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Revenue:
Services	$19,295	$18,743	$41,170	$35,795
Software and other	1,305	1,435	2,587	2,996
Total revenue	20,600	20,178	43,757	38,791

Cost of revenue:
Cost of services	15,804	14,531	34,198	27,493
Cost of software and other	131	228	281	467
Total cost of revenue	15,935	14,759	34,479	27,960

Gross profit	4,665	5,419	9,278	10,831

Operating expenses:
Research and development	1,930	1,057	3,454	2,411
Sales and marketing	2,089	1,688	4,297	3,239
General and administrative	3,076	2,980	6,136	5,643
Amortization of intangible assets and other	267	273	535	546
Goodwill impairment	14,240	—	14,240	—
Total operating expenses	21,602	5,998	28,662	11,839
Loss from operations	(16,937)	(579)	(19,384)	(1,008)
Interest income and other, net	106	62	206	140
Loss from continuing operations, before income taxes	(16,831)	(517)	(19,178)	(868)
Income tax provision (benefit)	(1,227)	132	(1,101)	257
Loss from continuing operations, after income taxes	(15,604)	(649)	(18,077)	(1,125)

Income (loss) from discontinued operations, after income taxes	(5)	(6)	37	(12)

Net Loss	$(15,609)	$(655)	$(18,040)	$(1,137)

Basic and diluted loss per share:
Loss from continuing operations	$(0.29)	$(0.01)	$(0.33)	$(0.02)
Income (loss) from discontinued operations	(0.00)	(0.00)	(0.00)	(0.00)
Basic and diluted loss per share	$(0.29)	$(0.01)	$(0.33)	$(0.02)

Shares used in computing basic net loss per share	54,441	53,798	54,380	53,557
Shares used in computing diluted net loss per share	54,441	53,798	54,380	53,557

See accompanying notes.

Index
SUPPORT.COM, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(in thousands)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014

Net loss	$(15,609)	$(655)	$(18,040)	$(1,137)

Other comprehensive income (loss):
Change in foreign currency translation adjustment	(44)	15	(38)	84
Change in net unrealized gain (loss) on investments	(9)	(8)	24	—
Other comprehensive income (loss)	(53)	7	(14)	84

Comprehensive loss	$(15,662)	$(648)	$(18,054)	$(1,053)

See accompanying notes.

Index
SUPPORT.COM, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(Unaudited)

	Six Months Ended June 30,
	2015	2014
Operating Activities:
Net loss	$(18,040)	$(1,137)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation	178	145
Goodwill impairment	14,240	—
Amortization of premiums and discounts on investments	258	384
Amortization of intangible assets and other	535	546
Stock-based compensation	1,494	1,255
Changes in assets and liabilities:
Accounts receivable, net	1,473	888
Prepaid expenses and other current assets	187	470
Other long-term assets	93	(133)
Accounts payable	(690)	284
Accrued compensation	(99)	(14)
Other accrued liabilities	529	499
Other long-term liabilities	(1,377)	103
Deferred revenue	(355)	(454)
Net cash provided by (used in) operating activities	(1,574)	2,836

Investing Activities:
Purchases of property and equipment	(195)	(138)
Purchases of investments	(24,680)	(38,857)
Maturities of investments	30,712	34,356
Net cash provided by (used in) investing activities	5,837	(4,639)

Financing Activities:
Proceeds from issuances of common stock	—	850
Proceeds from employee stock purchase plan	87	—
Repurchase of common stock	(81)	—
Net cash provided by financing activities	6	850

Effect of exchange rate changes on cash and cash equivalents	(42)	61

Net increase (decrease) in cash and cash equivalents	4,227	(892)

Cash and cash equivalents at beginning of period	23,354	28,390
Cash and cash equivalents at end of period	$27,581	$27,498

Supplemental schedule of cash flow information:
Income taxes paid	$109	$142

See accompanying notes.

Index
SUPPORT.COM, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 1.	Significant Accounting Policies

Basis of Presentation

The accompanying unaudited interim condensed consolidated financial statements include the accounts of Support.com, Inc. (the “Company” or “Support.com”, “We” or “Our”) and its wholly owned subsidiaries. All intercompany balances and transactions have been eliminated. The condensed consolidated balance sheet as of June 30, 2015 and the condensed consolidated statements of operations and comprehensive loss for the three and six months ended June 30, 2015 and 2014 and the condensed consolidated statements of cash flows for the six months ended June 30, 2015 and 2014 are unaudited. In the opinion of management, these unaudited interim condensed consolidated financial statements reflect all adjustments (consisting of normal recurring adjustments) that are necessary for a fair presentation of the results for, and as of, the periods shown. The results of operations for such periods are not necessarily indicative of the results expected for the full fiscal year or for any future period. The condensed consolidated balance sheet information as of December 31, 2014 is derived from audited financial statements as of that date. These financial statements have been prepared based upon Securities and Exchange Commission (“SEC”) rules that permit reduced disclosure for interim periods. For a more complete discussion of significant accounting policies and certain other information, these unaudited interim condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2014, filed with the SEC on March 6, 2015.

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

In certain cases, we are paid for services that are sold but not yet delivered. We initially record such balances as deferred revenue, and recognize revenue when the service has been provided or, on the non-subscription portion of these balances, when the likelihood of the service being redeemed by the customer is remote (“services breakage”). Based on our historical redemption patterns for these relationships, we believe that the likelihood of a service being delivered more than 90 days after sale is remote.  We therefore recognize non-subscription deferred revenue balances older than 90 days as services revenue. For the six months ended June 30, 2015 and 2014, services breakage revenue was approximately 0% and 2% of our total revenue, respectively.

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

We monitor our investments for impairment on a quarterly basis and determine whether a decline in fair value is other-than-temporary by considering factors such as current economic and market conditions, the credit rating of the security’s issuer, the length of time an investment’s fair value has been below our carrying value, the Company’s intent to sell the security and the Company’s belief that it will not be required to sell the security before the recovery of its amortized cost. If an investment’s decline in fair value is deemed to be other-than-temporary, we reduce its carrying value to its estimated fair value, as determined based on quoted market prices or liquidation values. Declines in value judged to be other-than-temporary, if any, are recorded in operations as incurred. At June 30, 2015, we evaluated our unrealized gains/losses on available-for-sale securities and determined them to be temporary. We currently do not intend to sell securities with unrealized losses and we concluded that we will not be required to sell these securities before the recovery of their amortized cost basis.  At June 30, 2015 and December 31, 2014, the fair value of cash, cash equivalents and investments was $71.8 million and $73.8 million, respectively.

The following is a summary of cash, cash equivalents and investments at June 30, 2015 and December 31, 2014 (in thousands):

As of June 30, 2015	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Cash	$11,648	$—	$—	$11,648
Money market funds	15,933	—	—	15,933
Certificates of deposits	4,080	4	—	4,084
Commercial paper	3,998	—	—	3,998
Corporate notes and bonds	31,627	1	(39)	31,589
U.S. government agency securities	4,497	5	—	4,502
	$71,783	$10	$(39)	$71,754

Classified as:

Cash and cash equivalents	$27,581	$—	$—	$27,581
Short-term investments	44,202	10	(39)	44,173
	$71,783	$10	$(39)	$71,754

Index
As of December 31, 2014	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value

Cash	$9,572	$—	$—	$9,572
Money market funds	9,859	—	—	9,859
Certificates of deposits	3,600	—	(5)	3,595
Commercial paper	2,996	—	—	2,996
Corporate notes and bonds	45,819	—	(48)	45,771
U.S. government agency securities	2,000	—	—	2,000
	$73,846	$—	$(53)	$73,793

Classified as:

Cash and cash equivalents	$23,354	$—	$—	$23,354
Short-term investments	50,492	—	(53)	50,439
	$73,846	$—	$(53)	$73,793

The following table summarizes the estimated fair value of our available-for-sale securities classified by the stated maturity date of the security (in thousands):

	June 30,	December 31,
	2015	2014
Due within one year	$28,509	$41,449
Due within two years	15,664	8,990
	$44,173	$50,439

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

In accordance with ASC 820, the following table represents our fair value hierarchy for our financial assets (cash equivalents and investments) measured at fair value on a recurring basis as of June 30, 2015 and December 31, 2014 (in thousands):

As of June 30, 2015	Level 1	Level 2	Level 3	Total
Money market funds	15,933	—	—	15,933
Certificates of deposits	—	4,084	—	4,084
Commercial paper	—	3,998	—	3,998
Corporate notes and bonds	—	31,589	—	31,589
U.S. government agency securities	—	4,502	—	4,502
Total	$15,933	$44,173	$—	$60,106

Index
As of December 31, 2014	Level 1	Level 2	Level 3	Total
Money market funds	$9,859	$—	$—	$9,859
Certificates of deposits	—	3,595	—	3,595
Commercial paper	—	2,996	—	2,996
Corporate notes and bonds	—	45,771	—	45,771
U.S. government agency securities	—	2,000	—	2,000
Total	$9,859	$54,362	$—	$64,221

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

For the three months ended June 30, 2015, Comcast (69%) and Office Depot (13%) accounted for 10% or more of our total revenue.  For the three months ended June 30, 2014, Comcast (61%) and Office Depot (16%) accounted for 10% or more of our total revenue. For the six months ended June 30, 2015, Comcast (68%) and Office Depot (14%) accounted for 10% or more of our total revenue. For the six months ended June 30, 2014, Comcast (59%) and Office Depot (18%) accounted for 10% or more of our total revenue. There were no other customers that accounted for 10% or more of total revenue for the three and six months ended June 30, 2015 and 2014.

The credit risk in our trade accounts receivable is substantially mitigated by our evaluation of the customers’ financial conditions at the time we enter into business and reasonably short payment terms. As of June 30, 2015, Comcast (82%) accounted for 10% or more of our total accounts receivable. As of December 31, 2014, Comcast (80%) accounted for 10% or more of our total accounts receivable. There were no other customers that accounted for 10% or more of our total accounts receivable as of June 30, 2015 and December 31, 2014.

Trade Accounts Receivable and Allowance for Doubtful Accounts

Trade accounts receivable are recorded at the invoiced amount. We perform evaluations of our customers’ financial conditions and generally do not require collateral. We make judgments as to our ability to collect outstanding receivables and provide allowances for a portion of receivables when collection becomes doubtful.  Reserves are made based on a specific review of all significant outstanding invoices. For those invoices not specifically provided for, reserves are recorded at differing rates, based on the age of the receivable. In determining these rates, we analyze our historical collection experience and current payment trends. The determination of past-due accounts is based on contractual terms. At June 30, 2015 and December 31, 2014, we had an allowance for doubtful accounts of approximately $5,000 and $2,000, respectively.

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

Index
For the quarter ended June 30, 2015, based on various quantitative and qualitative factors which included, among others, the continuing decline in the Company’s market capitalization, the Company determined that sufficient indicators existed warranting a review to determine if the fair value of its single reporting unit had been reduced to below its carrying value. As a result, the Company performed goodwill impairment testing using the required two-step process.

The Company determined the fair value of its single reporting unit by using a weighted combination of income-based approach and market-based approach, as this combination was deemed the most indicative of the Company’s fair value in an orderly transaction between market participants. Under the income-based approach, the Company used a discounted cash flow methodology which recognizes that current value is premised on the expected receipt of future economic benefits. Indications of value are developed by discounting projected future net cash flows to their present value at a rate that reflects both the current return requirements of the market and the risks inherent in the specific investment. The discounted cash flow methodology requires significant judgment by management in selecting an appropriate discount rate, terminal growth rate, weighted average cost of capital, and projection of future net cash flows, which are inherently uncertain. The inputs and assumptions used in this test are classified as Level 3 inputs within the fair value hierarchy. Due to these significant judgments, the fair value of the Company’s single reporting unit determined in connection with the goodwill impairment test may not necessarily be indicative of the actual value that would be recognized in a future transaction. Under the market-based approach, the Company considered its market capitalization and estimated control premium which was based on a review of comparative market transactions.

The result of the Company’s step one test indicated that the carrying value of the Company’s single reporting unit exceeded its estimated fair value. Accordingly, the Company performed the second step test and concluded that its goodwill was fully impaired and thus recorded a non-cash impairment charge of $14.2 million for the quarter ended June 30, 2015. The goodwill impairment charge was reported as a separate line item in the consolidated statements of operations. The tax benefit associated with the goodwill impairment charge was $1.3 million for the three months ended June 30, 2015. The goodwill impairment charge and the associated tax benefit are non-cash in nature and do not affect the Company’s current or future liquidity.

Self-Funded Health Insurance

Effective January 1, 2015, the Company maintains a self-funded health insurance program with a stop-loss umbrella policy with a third party insurer to limit the maximum potential liability for medical claims. With respect to this program, the Company considers historical and projected medical utilization data when estimating its health insurance program liability and related expense. As of June 30, 2015, the Company had approximately $1 million in reserve for its self-funded health insurance program. The reserve is included in “other accrued liabilities” in the condensed consolidated balance sheets.

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

Accumulated Other Comprehensive Loss

The components of accumulated other comprehensive loss, which relate entirely to accumulated foreign currency translation losses associated with our foreign subsidiaries and unrealized losses on investments, consisted of the following (in thousands):

	Foreign Currency Translation Losses	Unrealized Losses on Investments	Total
Balance as of December 31, 2014	$(1,975)	$(53)	$(2,028)
Current-period other comprehensive income (loss)	(38)	24	(14)
Balance as of June 30, 2015	$(2,013)	$(29)	$(2,042)

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

The fair value of our stock-based awards was estimated using the following weighted average assumptions for the three and six months ended June 30, 2015 and 2014:

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Stock Option Plan:
Risk-free interest rate	1.10%	1.61%	1.23%	1.61%
Expected term	3.75 years	5.28 years	3.74 years	5.28 years
Volatility	53.17%	57.30%	55.55%	57.30%
Expected dividend	0%	0%	0%	0%
Weighted average fair value (per share)	$0.69	$1.20	$0.76	$1.20

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Employee Stock Purchase Plan:
Risk-free interest rate	0.09%	0.05%	0.09%	0.05%
Expected term	0.5 years	0.5 years	0.5 years	0.5 years
Volatility	39.25%	61.07%	39.25%	61.07%
Expected dividend	0%	0%	0%	0%
Weighted average fair value (per share)	$0.38	$0.72	$0.38	$0.72

We recorded the following stock-based compensation expense for the three and six months ended June 30, 2015 and 2014 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014

Stock-based compensation expense related to grants of:
Stock options	$253	$224	$505	$560
Employee Stock Purchase Plan (“ESPP”)	17	41	38	70
Restricted Stock Units (“RSU”)	513	368	951	625
	$783	$633	$1,494	$1,255

Stock-based compensation expense recognized in:
Cost of services	$63	$45	$125	$132
Cost of software and other	2	4	6	7
Research and development	156	(4)	286	163
Sales and marketing	100	94	166	171
General and administrative	462	494	911	782
	$783	$633	$1,494	$1,255

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

The following table sets forth the computation of basic and diluted loss per share (in thousands, except per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014

Net loss	$(15,609)	$(655)	$(18,040)	$(1,137)

Basic:
Weighted-average shares of common stock outstanding	54,441	53,798	54,380	53,557
Shares used in computing basic loss per share	54,441	53,798	54,380	53,557
Basic loss per share	(0.29)	(0.01)	(0.33)	(0.02)
Diluted:
Weighted-average shares of common stock outstanding	54,441	53,798	54,380	53,557
Add: Common equivalent shares outstanding	—	—	—	—
Shares used in computing diluted loss per share	54,441	53,798	54,380	53,557
Diluted loss per share	$(0.29)	$(0.01)	$(0.33)	$(0.02)

The following potential common shares outstanding were excluded from the computation of diluted loss per share because including them would have been antidilutive (in thousands):

	As of June 30,
	2015	2014
Stock options	3,738	5,583
RSUs	1,848	1,474
Warrants	490	490
Total common share equivalents	6,076	7,547

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

We generally agree to indemnify our customers against legal claims that our end-user software products infringe certain third-party intellectual property rights.  As of June 30, 2015, we have not been required to make any payment resulting from infringement claims asserted against our customers and have not recorded any related accruals.

Financial Statement Reclassification

Certain amounts in the consolidated financial statements for the first and second quarters of 2014 have been reclassified to conform to the current period’s presentation. Prior to July 1, 2014, fees from Nexus SaaS offering were included in software and other revenue. During the quarter ended September 30, 2014, the Company classified these fees as services revenue. In addition, the Company concluded that cost associated with the Nexus SaaS solution was immaterial and therefore did not reclassify this cost from cost of software and other to cost of services. These reclassifications had no impact on previously reported total revenue, net loss, and cash flows.

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

Index
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

We recorded an income tax benefit of $1.2 million and $1.1 million for the three and six months ended June 30, 2015, respectively. We recorded an income tax provision of $132,000 and $257,000 for the three and six months ended June 30, 2014, respectively.  The income tax provision (benefit) is comprised of estimates of current taxes due in domestic and foreign jurisdictions.  The income tax provision (benefit) reflects tax expense associated with state income tax, foreign taxes, and tax expense (benefit) related to the recording of a deferred tax liability that results from the amortization for income tax purposes of acquisition-related goodwill.

When goodwill is amortizable for tax purposes, a deferred tax liability is recorded as the tax deduction is realized, which will not be reversed unless and until the goodwill is disposed of or impaired. During the quarter ended June 30, 2015, the Company recorded a tax benefit of $1.3 million associated with a non-cash goodwill impairment charge as described in Note 1 in the accompanying condensed consolidated financial statements.

As of June 30, 2015, our deferred tax assets are fully offset by a valuation allowance except in those jurisdictions where it is determined that a valuation allowance is not required. ASC 740, Income Taxes, provides for the recognition of deferred tax assets if realization of such assets is more likely than not. Based upon the weight of available evidence, which includes historical operating performance, reported cumulative net losses since inception and difficulty in accurately forecasting our future results, we provided a full valuation allowance against our net U.S. deferred tax assets and a partial valuation allowance against our foreign deferred tax assets.  We reassess the need for our valuation allowance on a quarterly basis. If it is later determined that a portion or all of the valuation allowance is not required it generally will be a benefit to the income tax provision in the period such determination is made.

The Company does not anticipate a material change in the total amount or composition of its unrecognized tax benefits within 12 months of June 30, 2015.

Index
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

Guarantees

We have identified guarantees in accordance with ASC 450, Contingencies. This guidance stipulates that an entity must recognize an initial liability for the fair value of the obligation it assumes under the guarantee at the time it issues such a guarantee, and must disclose that information in its interim and annual financial statements. We have entered into various service level agreements with our partners, in which we may guarantee the maintenance of certain service level thresholds. Under some circumstances, if we do not meet these thresholds, we may be liable for certain financial costs. We evaluate costs for such guarantees under the provisions of ASC 450. We consider such factors as the degree of probability that we would be required to satisfy the liability associated with the guarantee and the ability to make a reasonable estimate of the resulting cost. We incurred zero and immaterial costs as a result of such obligations during the three and six months ended June 30, 2014, respectively. No costs were incurred during the three and six months ended June 30, 2015. We have not accrued any liabilities related to such obligations in the condensed consolidated financial statements as of June 30, 2015 and December 31, 2014.

Note 5.	Intangible Assets

Amortization expense and other related to intangible assets for the three and six months ended June 30, 2015 was $267,000 and $535,000, respectively. Amortization expense and other related to intangible assets for the three and six months ended June 30, 2014 was $273,000 and $546,000, respectively.

The following table summarizes the components of intangible assets (in thousands):

	Non- compete	Partner Relationships	Customer Base	Technology Rights	Tradenames	Indefinite Life Intangibles	Total
As of June 30, 2015
Gross carrying value	$593	$145	$641	$5,330	$760	$250	$7,719
Accumulated amortization	(541)	(145)	(499)	(4,028)	(678)	—	(5,891)
Net carrying value	$52	$—	$142	$1,302	$82	$250	$1,828

As of December 31, 2014
Gross carrying value	$593	$145	$641	$5,330	$760	$250	$7,719
Accumulated amortization	(527)	(145)	(453)	(3,582)	(649)	—	(5,356)
Net carrying value	$66	$—	$188	$1,748	$111	$250	$2,363

In December 2006, we acquired the use of a toll-free telephone number for cash consideration of $250,000.  This asset has an indefinite useful life.

The estimated future amortization expense of intangible assets, with the exception of the indefinite-life intangible assets as of June 30, 2015 is as follows (in thousands):

Fiscal Year	Amount
2015 (July-December)	534
2016	1,028
2017	16
Total	$1,578

Weighted average remaining useful life	1.48 years

Note 6.	Other Accrued Liabilities

Other accrued liabilities consist of the following (in thousands):

	As of June 30, 2015	As of December 31, 2014
Accrued expenses	$3,290	$2,502
Customer deposits	113	352
Other accrued liabilities	154	175
Total other accrued liabilities	$3,557	$3,029

Note 7.	Stockholder’s Equity

Stock Options

The following table represents the stock option activity for the six months ended June 30, 2015:

	Number of Shares	Weighted Average Exercise Price per Share	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value (in thousands)
Outstanding options at December 31, 2014	3,516,037	$3.16	6.28	$3
Granted	617,155	$1.80
Exercised	—	—
Forfeited	(395,202)	$3.36
Outstanding options at June 30, 2015	3,737,990	$2.91	6.60	—
Options vested and expected to vest	3,577,139	$2.94	6.49	—
Exercisable at June 30, 2015	1,883,825	$3.39	4.43	—

The aggregate intrinsic value in the table above represents the total pre-tax intrinsic value that would have been received by the option holders had they all exercised their options on June 30, 2015. This amount changes based on the fair market value of our stock.  The aggregate intrinsic value of options exercised under our stock option plans was zero during the three and six months ended June 30, 2015, respectively, and $47,000 and $54,000 during the three and six months ended June 30, 2014, respectively.  Total fair value of options vested was $126,000 and $261,000 during the three and six months ended June 30, 2015, respectively, and $175,000 and $314,000 during the three and six months ended June 30, 2014, respectively.

Index
At June 30, 2015, there was $1.5 million of unrecognized compensation cost related to existing stock options outstanding which is expected to be recognized over a weighted average period of 2.08 years.

On April 21, 2015, pursuant to approval by the Company's Compensation Committee, the Company issued approximately 162,000 time-based stock options to its corporate employees. These time-based stock options vest monthly over three years.

On February 10, 2015, pursuant to approval by the Company's Compensation Committee, the Company issued 425,000 time-based stock options to certain key executives.  These time-based stock options vest monthly over three years.

During the second quarter of 2014, the Company’s Compensation Committee approved the grant of (i) 750,000 market-based stock options to the Company’s new President and Chief Executive Officer, and (ii) 112,500 market-based stock options to certain key executives. The market-based stock options shall only be exercisable, to the extent vested, upon the Company’s achievement of specified stock price thresholds. In accordance with ASC 718, the Company estimated the grant-date fair values of its market-base stock options as $1.27 - $1.33 per share with derived service periods of 1.87 - 4.52 years using a Monte-Carlo simulation model.

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

Employee Stock Purchase Plan

In the second quarter of 2011, to advance the interests of the Company and its stockholders by providing an incentive to attract, retain and reward eligible employees and by motivating such persons to contribute to the growth and profitability of the Company, the Company’s Board of Directors and stockholders approved an ESPP and reserved 1,000,000 shares of our common stock for issuance effective as of May 15, 2011. The ESPP continues in effect for ten (10) years from its effective date unless terminated earlier by the Company. The ESPP consists of six-month offering periods during which employees may enroll in the plan.  The purchase price on each purchase date shall not be less than eighty‑five percent (85%) of the lesser of (a) the fair market value of a share of stock on the offering date of the offering period or (b) the fair market value of a share of stock on the purchase date.  During the six months ended June 30, 2015, 68,408 shares were purchased under ESPP.

Restricted Stock Units

The following table represents RSU activity for the six months ended June 30, 2015:

	Number of Shares	Weighted Average Grant-Date Fair Value per Share	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
Outstanding RSUs at December 31, 2014	1,463,834	$3.51	1.56	$3,067
Awarded	835,875	1.66
Released	(295,352)	2.52
Forfeited	(156,408)	3.25
Outstanding RSUs at June 30, 2015	1,847,949	$2.85	1.54	$2,606

On May 27, 2015, the Board of Directors of the Company approved, based on recommendations of the Compensation Committee, a grant of 173,610 time-based RSUs to non-employee directors. These time-based RSUs vest upon the first anniversary of the grant date.

Index
On April 21, 2015, pursuant to approval by the Company's Compensation Committee, the Company issued approximately 397,000 time-based RSUs to its corporate employees. These time-based RSUs vest monthly over three years.

On June 4, 2014, the Board of Directors of the Company approved, based on recommendations of the Compensation Committee, a grant of 108,225 time-based RSUs to non-employee directors. These time-based RSUs vested upon the first anniversary of the grant date.

On May 16, 2014, pursuant to the employment offer letter as approved by the Company's Compensation Committee, and in addition to the market-based stock options, the Company issued 218,752 time-based RSUs to the Company’s new President and Chief Executive Officer. These time-based RSUs vest over four years from the grant date in equal annual vesting tranches with 25% becoming vested on each of the first four anniversaries of the grant date subject to continuous service.

At June 30, 2015, there was $3.7 million of unrecognized compensation cost related to RSUs which is expected to be recognized over a weighted average period of 2.5 years.

Stock Repurchase Program

On April 27, 2005, our Board of Directors authorized the repurchase of up to 2,000,000 outstanding shares of our common stock. As of June 30, 2014 the maximum number of shares remaining that can be repurchased under this program was 1,807,402. The Company does not intend to repurchase shares without a further approval from its Board of Directors.

Treasury Stock

The Board of Directors has given the Company the general authorization to repurchase shares of its common stock to satisfy withholding tax obligations related to vested RSUs granted to certain key executives and non-employee directors. The Company repurchased 56,462 shares at aggregate costs of approximately $81,000 in the three months ended June 30, 2015 to satisfy withholding taxes related to stock-based compensation.

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

Total revenue for the second quarter of 2015 increased 2% year-over-year. Revenue from services increased 3% year-over-year due to continued growth in our channel programs, mainly the programs with Comcast. Revenue from software and other decreased 9% year-over-year due to a previous decision to discontinue our largest advertising placements.

Cost of services for the second quarter of 2015 increased 9% year-over-year primarily as a result of the hiring of additional technology specialists for our home networking support bundle program and Xfinity home program with Comcast. Cost of software and other for the second quarter of 2015 decreased 51% year-over-year due to lower sales of end-user software products driven by our decision to discontinue our largest advertising placements in the second half of 2013.  Total gross margin declined from 27% to 23% year-over-year due to a higher percentage of revenues generated by the lower margin Comcast home networking support bundle program and Comcast Xfinity home program which replaced the higher margin Comcast Xfinity signature support program.

Operating expenses for the second quarter of 2015 increased by $15.6 million from the same period in 2014, primarily due to a $14.2 million non-cash goodwill impairment charge recorded during the current quarter (as described in Note 1 in the accompanying condensed consolidated financial statements) and the increase in the investment in research and development and sales and marketing devoted to Nexus.

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

Critical Accounting Policies and Estimates

In preparing our interim condensed consolidated financial statements, we make estimates, assumptions and judgments that can have a significant impact on our revenue, operating income or loss and net income or loss, as well as on the value of certain assets and liabilities on our condensed consolidated balance sheet. We believe that the estimates, assumptions and judgments involved in the accounting policies described in Management’s Discussion and Analysis of Financial Condition and Results of Operations in Item 7 of our Annual Report on Form 10-K for the fiscal year ended December 31, 2014 have the greatest potential impact on our interim condensed consolidated financial statements, so we consider them to be our critical accounting policies and estimates.  There have been no significant changes in these critical accounting policies and estimates during the three and six months ending June 30, 2015.

Index
RESULTS OF OPERATIONS

The following table sets forth the results of operations for the three and six months ended June 30, 2015 and 2014 expressed as a percentage of total revenue.

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Revenue:
Services	94%	91%	94%	90%
Software and other	6	9	6	10
Total revenue	100	100	100	100

Costs of revenue:
Cost of services	77	72	78	71
Cost of software and other	—	1	1	1
Total cost of revenue	77	73	79	72

Gross profit	23	27	21	28
Operating expenses:
Research and development	10	5	8	6
Sales and marketing	10	8	10	8
General and administrative	15	15	14	15
Amortization of intangible assets and other	1	1	1	1
Goodwill impairment	69	—	32	—
Total operating expenses	105	29	65	30

Loss from operations	(82)	(2)	(44)	(2)

Interest and other income, net	—	—	—	—

Loss from continuing operations, before income taxes	(82)	(2)	(44)	(2)

Income tax provision	(6)	1	(3)	1

Loss from continuing operations, after income taxes	(76)	(3)	(41)	(3)

Income (loss) from discontinued operations, after income taxes	—	—	—	—

Net loss	(76)%	(3)%	(41)%	(3)%

REVENUE

	Three Months Ended June 30,				Six Months Ended June 30,
In thousands, except percentages	2015	2014	$ Change	% Change	2015	2014	$ Change	% Change

Services	$19,295	$18,743	$552	3%	$41,170	$35,795	$5,375	15%
Software and other	1,305	1,435	(130)	(9)%	2,587	2,996	(409)	(14)%
Total revenue	$20,600	$20,178	$422	2%	$43,757	$38,791	$4,966	13%

Index
Services. Services revenue consists primarily of fees for technology services generated from our partners.  We provide these services remotely, generally using service delivery personnel who utilize our proprietary technology to deliver the services. Services revenue is also comprised of licensing of Nexus. Services revenue for the three and six months ended June 30, 2015 increased by $552,000 and $5.4 million, respectively, from the same periods in 2014 mainly due to continued growth in our Comcast channel programs.  For the three months ended June 30, 2015, services revenue generated from our partnerships was $18.0 million compared to $16.9 million for the same period in 2014.  Direct services revenue was $1.3 million for the three months ended June 30, 2015 compared to $1.9 million for the same period in 2014. For the six months ended June 30, 2015, services revenue generated from our partnerships was $38.4 million compared to $32.5 million for the same period in 2014.  Direct services revenue was $2.8 million for the three months ended June 30, 2015 compared to $3.3 million for the same period in 2014.

Software and other. Software and other revenue is comprised primarily of fees for end-user software products provided through direct customer downloads, and, to a lesser extent, through the sale of these software products via partners. Software and other revenue for the three and six months ended June 30, 2015 decreased by $130,000, or 9%, and $409,000, or 14%, respectively, from the same periods in 2014 due to a previous decision to discontinue our largest advertising placements.  For the three months ended June 30, 2015, revenue from software and other generated from our direct sales was $763,000 compared to $824,000 for the same period in 2014. Software revenue and other generated from our partnerships was $542,000 for the three months ended June 30, 2015 compared to $610,000 for the same period in 2014. For the six months ended June 30, 2015, revenue from software and other generated from our direct sales was $1.5 million compared to $1.7 million for the same period in 2014. Software revenue and other generated from our partnerships was $1.1 million for the six months ended June 30, 2015 compared to $1.3 million for the same period in 2014.

COSTS OF REVENUE

	Three Months Ended June 30,				Six Months Ended June 30,
In thousands, except percentages	2015	2014	$ Change	% Change	2015	2014	$ Change	% Change

Cost of services	$15,804	$14,531	$1,273	9%	$34,198	$27,493	$6,705	24%
Cost of software and other	131	228	(97)	(43)%	281	467	(186)	(40)%
Total cost of revenue	$15,935	$14,759	$1,176	8%	$34,479	$27,960	$6,519	23%

Cost of services.  Cost of services consists primarily of compensation costs and contractor expenses for people providing services, technology and telecommunication expenses related to the delivery of services and other personnel-related expenses in service delivery.  The increase of $1.3 million and $6.7 million in cost of services for the three and six months ended June 30, 2015, respectively, compared to the same periods in 2014 was mainly driven by the hiring of additional technology specialists for our home networking support bundle program and Xfinity home program with Comcast.

Cost of software and other.  Cost of software and other fees consists primarily of third-party royalty fees for our end-user software products.  Certain of these products were developed using third-party research and development resources, and the third party receives royalty payments on sales of products it developed.  The decrease of $116,000 and $205,000 in cost of software and other for the three and six months ended June 30, 2015, respectively, compared to the same periods in 2014 was primarily due to lower sales of end-user software products driven by our decision to discontinue our largest advertising placements in the second half of 2013.

OPERATING EXPENSES

	Three Months Ended June 30,				Six Months Ended June 30,
In thousands, except percentages	2015	2014	$ Change	% Change	2015	2014	$ Change	% Change

Research and development	$1,930	$1,057	$873	83%	$3,454	$2,411	$1,043	43%
Sales and marketing	$2,089	$1,688	$401	24%	$4,297	$3,239	$1,058	33%
General and administrative	$3,076	$2,980	$96	3%	$6,136	$5,643	$493	9%
Amortization of intangibles assets and other	$267	$273	$(6)	-2%	$535	$546	$(11)	(2)%
Goodwill impairment	$14,240	$—	$14,240	100%	$14,240	$—	$14,240	100%

Research and development. Research and development expense consists primarily of compensation costs, third-party consulting expenses and related overhead costs for research and development personnel. Research and development costs are expensed as they are incurred.  The increases of $873,000 and $1 million in research and development expense for the three and six months ended June 30, 2015, respectively, compared to the same periods in 2014 resulted primarily from an increase in salary and employee related expenses due to an increase in headcount.

Index
Sales and marketing. Sales and marketing expense consists primarily of compensation costs of business development, program management and marketing personnel, as well as expenses for lead generation and promotional activities, including public relations, advertising and marketing.  The increase of $401,000 and $1.1 million in sales and marketing expense for the three and six months ended June 30, 2015 compared to the same periods in 2014 resulted primarily from an increase in salary and employee related expenses due to an increase in headcount.

General and administrative. General and administrative expense consists primarily of compensation costs and related overhead costs for administrative personnel and professional fees for legal, accounting and other professional services.  General and administrative expense for the three months ended June 30, 2015 was relatively consistent year-over-year. The increase of $493,000 in general and administrative expense for the six months ended June 30, 2015 compared to the same period in 2014 was primarily related to $129,000 increase in stock-based compensation expenses and a $70,000 increase in consulting services.

Amortization of intangible assets and other. The decrease of $6,000 and $11,000 in amortization of intangible assets and other for the three and six months ended June 30, 2015, respectively, compared to the same periods in 2014 was primarily due to certain intangible assets becoming fully amortized as of the end of 2014.

Goodwill impairment. Based on various quantitative and qualitative factors, which included, among others, the continuing decline in the Company’s market capitalization, we determined that sufficient indicators existed warranting a review to determine if the fair value of our single reporting unit had been reduced to below its carrying value. As a result, we performed a two-step goodwill impairment test as required and concluded that our goodwill was fully impaired as of June 30, 2015. Accordingly, we recorded a non-cash goodwill impairment charge of $14.2 million for the three months ended June 30, 2015. In addition, we recorded a tax benefit associated with the goodwill impairment charge of $1.3 million which was reported as income tax provision (benefit) in our condensed consolidated statements of operations. See Note 1 in the accompanying condensed consolidated financial statements for additional information on our goodwill impairment testing.

INTEREST INCOME AND OTHER, NET

	Three Months Ended June 30,				Six Months Ended June 30,
In thousands, except percentages	2015	2014	$ Change	% Change	2015	2014	$ Change	% Change

Interest income and other, net	$106	$62	$44	71%	$206	$140	$66	47%

Interest income and other, net.  Interest income and other, net consists primarily of interest income on our cash, cash equivalents and short-term investments.

INCOME TAX PROVISION (BENEFIT)

	Three Months Ended June 30,				Six Months Ended June 30,
In thousands, except percentages	2015	2014	$ Change	% Change	2015	2014	$ Change	% Change

Income tax provision (benefit)	$(1,227)	$132	$(1,359)	(1030)%	$(1,101)	$257	$(1,358)	(528)%

Income tax provision (benefit).  The income tax provision (benefit) is comprised of estimates of current taxes due in domestic and foreign jurisdictions.  For the three and six months ended June 30, 2015 and 2014, the income tax provision (benefit) primarily consisted of state income tax, foreign taxes, and tax expense (benefit) related to the recording of a deferred tax liability that results from the amortization for income tax purposes of acquisition-related goodwill. For the three months ended June 30, 2015, the income tax benefit consisted of $50,000 provision for foreign taxes, $1.3 million benefit for acquisition-related goodwill and $2,000 benefit for state income tax. For the three months ended June 30, 2014, the income tax provision consisted of $48,000 provision for foreign taxes, $71,000 provision for acquisition-related goodwill and $13,000 provision for state income tax. For the six months ended June 30, 2015, the income tax provision consisted of $98,000 provision for foreign taxes, $1.2 million benefit for acquisition-related goodwill and $5,000 provision for state income tax. For the six months ended June 30, 2014, the income tax provision consisted of $90,000 provision for foreign taxes, $142,000 provision for acquisition-related goodwill and $25,000 provision for state income tax.

LIQUIDITY AND CAPITAL RESOURCES

Total cash, cash equivalents and investments at June 30, 2015 was $71.8 million, compared to $73.8 million at December 31, 2014.  Cash equivalents and investments are comprised of money market funds, certificates of deposit, corporate notes and bonds, and U.S. government agency securities.  The decrease was primarily due to cash used in operating activities.

Index
Operating Activities

Net cash provided by (used in) operating activities was ($1.6) million and $2.8 million for the six months ended June 30, 2015 and 2014, respectively.  Net cash provided by operating activities primarily reflects the net loss for the period, adjusted for non-cash items such as depreciation, amortization of premiums and discounts on investments, stock-based compensation expense and amortization of intangible assets, and changes in operating assets and liabilities.

Net cash used in operating activities was $1.6 million for the six months ended June 30, 2015 and resulted primarily from a net loss for the period of $18 million adjusted for non-cash items totaling $16.7 million and changes in operating assets and liabilities of $239,000.  Adjustment for non-cash items primarily consisted of stock-based compensation expense of $1.5 million, amortization of intangible assets and other of $535,000, amortization of premiums and discounts on investments of $258,000, depreciation of $178,000 and goodwill impairment of $14.2 million.  The changes in operating assets and liabilities primarily consisted of a decrease in accounts receivable of $1.5 million, a decrease in prepaid expenses and other current assets of $187,000, and an increase in other accrued liabilities of $529,000 which were offset by a decrease in deferred revenue of $355,000, a decrease in accounts payable of $690,000 and a decrease in other long-term liabilities of $1.4 million.

Net cash provided by operating activities was $2.8 million for the six months ended June 30, 2014 and resulted primarily from a net loss for the period of $1.1 million adjusted for non-cash items totaling $2.3 million and changes in operating assets and liabilities of $1.6 million.  Adjustment for non-cash items primarily consisted of stock-based compensation expense of $1.3 million, amortization of intangible assets and other of $546,000, amortization of premiums and discounts on investments of $384,000 and depreciation of $145,000.  The changes in operating assets and liabilities primarily consisted of a decrease in accounts receivable of $888,000, a decrease in prepaid expenses and other current assets of $470,000 and an increase in other accrued liabilities of $499,000 which were offset by a decrease in deferred revenue of $454,000.

Investing Activities

Net cash provided by (used in) investing activities was $5.8 million and ($4.6) million for the six months ended June 30, 2015 and 2014, respectively.  Net cash provided by investing activities for the six months ended June 30, 2015 was primarily due to purchases of property and equipment of $195,000 and purchases of investments of $24.7 million offset by maturities of investments of $30.7 million. Net cash used in investing activities for the six months ended June 30, 2014 was primarily due to purchases of property and equipment of $138,000 and purchases of investments of $38.9 million, offset by maturities of investments of $34.4 million.

Financing Activities

Net cash provided by financing activities was $6,000 and $850,000 for the six months ended June 30, 2015 and 2014, respectively. Net cash provided by financing activities for the six months ended June 30, 2015 was from the proceeds of purchase of common stock under the Company’s ESPP of $87,000, offset by repurchase of common stock of $81,000.  Net cash provided by financing activities for the six months ended June 30, 2014 was from the proceeds of exercises of employee stock options and the purchase of common stock under the Company’s ESPP of $850,000.

Working Capital and Capital Expenditure Requirements

At June 30, 2015, stockholders’ equity was $92.0 million and working capital was $76.6 million. We believe that our existing cash balances will be sufficient to meet our working capital requirements and our planned capital expenditures for at least the next 12 months.

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

As of June 30, 2015, we held $44.2 million in short-term investments (excluding cash and cash equivalents), which consisted primarily of certificates of deposits, government debt securities, corporate notes and bonds, and commercial paper. The weighted average interest rate of our portfolio was approximately 0.39% at June 30, 2015. A decline in interest rates over time would reduce our interest income from our investments. A hypothetical 10% increase or decrease in interest rates, however, would not have a material impact on our financial condition.

Impact of Foreign Currency Rate Changes

The functional currencies of our international operating subsidiaries are the local currencies. We translate the assets and liabilities of our foreign subsidiaries at the exchange rates in effect on the balance sheet date. We translate their income and expenses at the average rates of exchange in effect during the period. We include translation gains and losses in the stockholders’ equity section of our consolidated balance sheets. We include net gains and losses resulting from foreign exchange transactions in interest income and other in our consolidated statements of operations. Since we translate foreign currencies (primarily Canadian dollars and Indian rupees) into U.S. dollars for a small portion of our operations, currency fluctuations have had an immaterial impact on our consolidated statements of operations. We have both revenue and expenses that are denominated in foreign currencies. Neither a weaker or stronger U.S. dollar environment would have a material impact on our consolidated statement of operations. The historical impact of currency fluctuations on our consolidated statements of operations has generally been immaterial. As of June 30, 2015, we did not engage in foreign currency hedging activities.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended June 30, 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Index
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

We are executing a plan to grow our business by providing technology support services, licensing our Nexus SaaS product, and providing end-user consumer software products. We may not be able to offer these services and software products successfully. Our technology specialists are generally home-based, which requires a high degree of coordination and quality control of employees working from diverse and remote locations. We have been experiencing financial losses in our business and we expect to use cash and incur losses in the future to support our growth initiatives. Our investments, which typically are made in advance of revenue, may not yield increased revenue to offset these expenses. As a result of these factors, the future revenue and income potential of our business is uncertain. Any evaluation of our business and our prospects must be considered in light of these factors and the risks and uncertainties often encountered by companies in our stage of development. Some of these risks and uncertainties relate to our ability to do the following:

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

For the three months ended June 30, 2015, Comcast (69%) and Office Depot (13%) accounted for 10% or more of our total revenue.  For the six months ended June 30, 2015, Comcast (68%) and Office Depot (14%) accounted for 10% or more of our total revenue. The loss of these or other significant relationships, the change of the terms or terminations of our arrangements with any of these firms, the reduction or discontinuance of programs with any of these firms, or the failure of any of these firms to achieve their targets could adversely affect our business.  Generally, the agreements with our partners do not require them to conduct any minimum amount of business with us, and therefore they have decided in the past and could decide at any time in the future to reduce or eliminate their programs or the use of our services in such programs. They may also enter into multi-sourcing arrangements with other vendors for services previously provided exclusively by us. Further, we may not successfully obtain new partners or customers. There is also the risk that, once established, our programs with these and other partners may take longer than we expect to produce revenue or may not produce revenue at all, and the revenue produced may not be profitable if the costs of performing under the program are greater than anticipated or the program terminates before up-front investments can be recouped. One or more of our key partners may also choose not to renew their relationship with us, discontinue certain programs, offer them only on a limited basis or devote insufficient time and attention to promoting them to their customers. Some of our key partners may prefer not to work with us if we also partner with their competitors. If any of these key partners merge with one of their competitors (as occurred with Office Depot and OfficeMax in 2013), all of these risks could be exacerbated.

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

Goodwill and identifiable intangible assets were recorded in part due to our acquisition of substantially all of the assets and liabilities of YourTechOnline.com in May 2008, our acquisition of substantially all of the assets of Xeriton Corporation in December 2009, our acquisition of certain assets and assumed liabilities of SUPERAntiSpyware in June 2011 and our acquisition of certain assets and assumed liabilities of RightHand IT Corporation in January 2012. We also have certain intangible assets with indefinite lives. We assess the impairment of goodwill and indefinite lived intangible assets annually or more often (as occurred during the first and second quarters of 2015; see Note 1 in the accompanying condensed consolidated financial statements for additional information on our goodwill impairment testing) if events or changes in circumstances indicate that the carrying value may not be recoverable. We assess the impairment of acquired product rights and other finite lived intangible assets whenever events or changes in circumstances indicate that its carrying amount may not be recoverable. If an impairment of our long-lived assets occurs we will incur non-cash impairment charges.

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable.

Index
ITEM 6.	EXHIBITS

Exhibits.

31.1	Chief Executive Officer Section 302 Certification

31.2	Chief Financial Officer Section 302 Certification

32.1	Statement of the Chief Executive Officer under 18 U.S.C. § 1350 (1)

32.2	Statement of the Chief Financial Officer under 18 U.S.C. § 1350 (1)

(1)	The certifications filed as Exhibits 32.1 and 32.2 are not deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934 and are not to be incorporated by reference into any filing of the Company under the Securities Exchange Act of 1933 or the Securities Exchange Act of 1934, whether made before or after the date hereof irrespective of any general incorporation by reference language contained in any such filing, except to the extent that the registrant specifically incorporates it by reference.

Index
SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

August 3, 2015	SUPPORT.COM, INC.

	By:	/s/ Roop K. Lakkaraju
Roop K. Lakkaraju
Executive Vice President, Chief Financial
Officer and Chief Operating Officer

Index
EXHIBIT INDEX TO SUPPORT.COM, INC.
QUARTERLY REPORT ON FORM 10-Q
FOR THE QUARTER ENDED JUNE 30, 2015

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