Form 10-Q
period 2015-09-30
Support.com, Inc.
filed 2015-11-04
CIK 1104855

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2015

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

Commission File No. 000-30901

SUPPORT.COM, INC.
(Exact Name of Registrant as Specified in Its Charter)

Delaware	94-3282005
(State or Other Jurisdiction of	(I.R.S. Employer
Incorporation or Organization)	Identification No.)

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

On October 31, 2015, 54,715,644 shares of the Registrant’s Common Stock, $0.0001 par value, were outstanding.

SUPPORT.COM, INC.
FORM 10-Q
QUARTERLY PERIOD ENDED SEPTEMBER 30, 2015

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS (UNAUDITED)

SUPPORT.COM, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands except share and per share data)

	September 30, 2015	December 31, 2014
	(Unaudited)	(1)
ASSETS
Current assets:
Cash and cash equivalents	$26,587	$23,354
Short-term investments	41,820	50,439
Accounts receivable, net	11,208	14,627
Prepaid expenses and other current assets	1,684	1,403
Total current assets	81,299	89,823
Property and equipment, net	1,437	417
Goodwill	—	14,240
Intangible assets, net	1,561	2,363
Other assets	1,033	1,144

Total assets	$85,330	$107,987

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$569	$1,625
Accrued compensation	1,980	2,792
Other accrued liabilities	4,026	3,029
Short-term deferred revenue	2,071	2,619
Total current liabilities	8,646	10,065
Long-term deferred revenue	69	72
Other long-term liabilities	713	2,129
Total liabilities	9,428	12,266

Commitments and contingencies (Note 4)

Stockholders’ equity:
Common stock; par value $0.0001, 150,000,000 shares authorized; 55,954,994 issued and 54,690,277 outstanding at September 30, 2015; 55,475,001 issued and 54,264,483 outstanding at December 31, 2014	5	5
Additional paid-in capital	264,569	262,253
Treasury stock; 1,264,717 shares at September 30, 2015 and 1,192,598 shares at December 31, 2014	(5,136)	(5,036)
Accumulated other comprehensive loss	(2,152)	(2,028)
Accumulated deficit	(181,384)	(159,473)
Total stockholders’ equity	75,902	95,721

Total liabilities and stockholders’ equity	$85,330	$107,987

(1)	Derived from the December 31, 2014 audited Consolidated Financial Statements included in our Annual Report on Form 10-K, as filed with the Securities and Exchange Commission (“SEC”) on March 6, 2015.

See accompanying notes.

SUPPORT.COM, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands except per share amounts)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014

Revenue:
Services	$16,563	$20,844	$57,733	$56,639
Software and other	1,302	1,387	3,889	4,382
Total revenue	17,865	22,231	61,622	61,021

Cost of revenue:
Cost of services	14,357	16,020	48,555	43,513
Cost of software and other	128	189	409	656
Total cost of revenue	14,485	16,209	48,964	44,169

Gross profit	3,380	6,022	12,658	16,852

Operating expenses:
Research and development	1,790	1,203	5,244	3,614
Sales and marketing	2,195	1,782	6,492	5,022
General and administrative	3,047	2,808	9,183	8,450
Amortization of intangible assets and other	267	273	802	818
Goodwill impairment	—	—	14,240	—
Total operating expenses	7,299	6,066	35,961	17,904
Loss from operations	(3,919)	(44)	(23,303)	(1,052)
Interest income and other, net	113	77	319	217
Income (loss) from continuing operations, before income taxes	(3,806)	33	(22,984)	(835)
Income tax provision (benefit)	60	128	(1,041)	385
Loss from continuing operations, after income taxes	(3,866)	(95)	(21,943)	(1,220)

Income (loss) from discontinued operations, after income taxes	(5)	(6)	32	(18)

Net loss	$(3,871)	$(101)	$(21,911)	$(1,238)

Basic and diluted loss per share:
Loss from continuing operations	(0.07)	$(0.00)	$(0.40)	$(0.02)
Income (loss) from discontinued operations	(0.00)	(0.00)	(0.00)	(0.00)
Basic and diluted loss per share	$(0.07)	$(0.00)	$(0.40)	$(0.02)

Shares used in computing basic net loss per share	54,637	54,028	54,465	53,716
Shares used in computing diluted net loss per share	54,637	54,028	54,465	53,716

See accompanying notes.

SUPPORT.COM, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(in thousands)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014

Net loss	$(3,871)	$(101)	$(21,911)	$(1,238)

Other comprehensive income (loss):
Change in foreign currency translation adjustment	(130)	(86)	(168)	(2)
Change in net unrealized gain (loss) on investments	20	(8)	44	(8)
Other comprehensive loss	(110)	(94)	(124)	(10)

Comprehensive loss	$(3,981)	$(195)	$(22,035)	$(1,248)

See accompanying notes.

SUPPORT.COM, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(Unaudited)

	Nine Months Ended September 30,
	2015	2014
Operating Activities:
Net loss	$(21,911)	$(1,238)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation	250	209
Goodwill impairment	14,240	—
Amortization of premiums and discounts on investments	366	552
Amortization of intangible assets and other	802	818
Stock-based compensation	2,229	2,057
Changes in assets and liabilities:
Accounts receivable, net	3,419	(1,197)
Prepaid expenses and other current assets	(284)	152
Other long-term assets	92	(88)
Accounts payable	(1,056)	618
Accrued compensation	(815)	1,331
Other accrued liabilities	993	20
Other long-term liabilities	(1,377)	123
Deferred revenue	(551)	(632)
Net cash provided by (used in) operating activities	(3,603)	2,725

Investing Activities:
Purchases of property and equipment	(1,270)	(175)
Purchases of investments	(31,668)	(45,707)
Maturities of investments	39,965	45,616
Net cash provided by (used in) investing activities	7,027	(266)

Financing Activities:
Proceeds from issuances of common stock	—	993
Proceeds from employee stock purchase plan	87	—
Repurchase of common stock	(100)	—
Net cash provided by (used in) financing activities	(13)	993

Effect of exchange rate changes on cash and cash equivalents	(178)	(30)

Net increase in cash and cash equivalents	3,233	3,422

Cash and cash equivalents at beginning of period	23,354	28,390
Cash and cash equivalents at end of period	$26,587	$31,812

Supplemental schedule of cash flow information:
Income taxes paid	$149	$183

See accompanying notes.

SUPPORT.COM, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 1. Significant Accounting Policies

Basis of Presentation

The accompanying unaudited interim condensed consolidated financial statements include the accounts of Support.com, Inc. (the “Company” or “Support.com”, “We” or “Our”) and its wholly owned subsidiaries. All intercompany balances and transactions have been eliminated. The condensed consolidated balance sheet as of September 30, 2015 and the condensed consolidated statements of operations and comprehensive loss for the three and nine months ended September 30, 2015 and 2014 and the condensed consolidated statements of cash flows for the nine months ended September 30, 2015 and 2014 are unaudited. In the opinion of management, these unaudited interim condensed consolidated financial statements reflect all adjustments (consisting of normal recurring adjustments) that are necessary for a fair presentation of the results for, and as of, the periods shown. The results of operations for such periods are not necessarily indicative of the results expected for the full fiscal year or for any future period. The condensed consolidated balance sheet information as of December 31, 2014 is derived from audited financial statements as of that date. These financial statements have been prepared based upon Securities and Exchange Commission (“SEC”) rules that permit reduced disclosure for interim periods. For a more complete discussion of significant accounting policies and certain other information, these unaudited interim condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2014, filed with the SEC on March 6, 2015.

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

In certain cases, we are paid for services that are sold but not yet delivered. We initially record such balances as deferred revenue, and recognize revenue when the service has been provided or, on the non-subscription portion of these balances, when the likelihood of the service being redeemed by the customer is remote (“services breakage”). Based on our historical redemption patterns for these relationships, we believe that the likelihood of a service being delivered more than 90 days after sale is remote. We therefore recognize non-subscription deferred revenue balances older than 90 days as services revenue. For the three months ended September 30, 2015 and 2014, services breakage revenue accounted for approximately 1% of our total revenue. For the nine months ended September 30, 2015 and 2014, services breakage revenue was approximately 0% and 1% of our total revenue, respectively.

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

We monitor our investments for impairment on a quarterly basis and determine whether a decline in fair value is other-than-temporary by considering factors such as current economic and market conditions, the credit rating of the security’s issuer, the length of time an investment’s fair value has been below our carrying value, the Company’s intent to sell the security and the Company’s belief that it will not be required to sell the security before the recovery of its amortized cost. If an investment’s decline in fair value is deemed to be other-than-temporary, we reduce its carrying value to its estimated fair value, as determined based on quoted market prices or liquidation values. Declines in value judged to be other-than-temporary, if any, are recorded in operations as incurred. At September 30, 2015, we evaluated our unrealized gains/losses on available-for-sale securities and determined them to be temporary. We currently do not intend to sell securities with unrealized losses and we concluded that we will not be required to sell these securities before the recovery of their amortized cost basis. At September 30, 2015 and December 31, 2014, the fair value of cash, cash equivalents and investments was $68.4 million and $73.8 million, respectively.

The following is a summary of cash, cash equivalents and investments at September 30, 2015 and December 31, 2014 (in thousands):

As of September 30, 2015	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Cash	$8,116	$—	$—	$8,116
Money market funds	16,471	—	—	16,471
Certificates of deposits	3,600	4	—	3,604
Commercial paper	3,994	—	—	3,994
Corporate notes and bonds	32,737	6	(23)	32,720
U.S. government agency securities	3,498	4	—	3,502
	$68,416	$14	$(23)	$68,407

Classified as:

Cash and cash equivalents	$26,587	$—	$—	$26,587
Short-term investments	41,829	14	(23)	41,820
	$68,416	$14	$(23)	$68,407

As of December 31, 2014	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Cash	$9,572	$—	$—	$9,572
Money market funds	9,859	—	—	9,859
Certificates of deposits	3,600	—	(5)	3,595
Commercial paper	2,996	—	—	2,996
Corporate notes and bonds	45,819	—	(48)	45,771
U.S. government agency securities	2,000	—	—	2,000
	$73,846	$—	$(53)	$73,793

Classified as:

Cash and cash equivalents	$23,354	$—	$—	$23,354
Short-term investments	50,492	—	(53)	50,439
	$73,846	$—	$(53)	$73,793

The following table summarizes the estimated fair value of our available-for-sale securities classified by the stated maturity date of the security (in thousands):

	September 30,	December 31,
	2015	2014
Due within one year	$29,591	$41,449
Due within two years	12,229	8,990
	$41,820	$50,439

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

In accordance with ASC 820, the following table represents our fair value hierarchy for our financial assets (cash equivalents and investments) measured at fair value on a recurring basis as of September 30, 2015 and December 31, 2014 (in thousands):

As of September 30, 2015	Level 1	Level 2	Level 3	Total
Money market funds	$16,471	$—	$—	$16,471
Certificates of deposits	—	3,604	—	3,604
Commercial paper	—	3,994	—	3,994
Corporate notes and bonds	—	32,720	—	32,720
U.S. government agency securities	—	3,502	—	3,502
Total	$16,471	$43,820	$—	$60,291

As of December 31, 2014	Level 1	Level 2	Level 3	Total
Money market funds	$9,859	$—	$—	$9,859
Certificates of deposits	—	3,595	—	3,595
Commercial paper	—	2,996	—	2,996
Corporate notes and bonds	—	45,771	—	45,771
U.S. government agency securities	—	2,000	—	2,000
Total	$9,859	$54,362	$—	$64,221

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

For the three months ended September 30, 2015, Comcast (67%) and Office Depot (17%) accounted for 10% or more of our total revenue. For the three months ended September 30, 2014, Comcast (68%) and the combined Office Depot and OfficeMax organization (14%) accounted for 10% or more of our total revenue. For the nine months ended September 30, 2015, Comcast (68%) and Office Depot (15%) accounted for 10% or more of our total revenue. For the nine months ended September 30, 2014, Comcast (62%) and the combined Office Depot and OfficeMax organization (16%) accounted for 10% or more of our total revenue. There were no other customers that accounted for 10% or more of total revenue for the three and nine months ended September 30, 2015 and 2014.

The credit risk in our trade accounts receivable is substantially mitigated by our evaluation of the customers’ financial conditions at the time we enter into business and reasonably short payment terms. As of September 30, 2015, Comcast (79%) and the combined Office Depot and OfficeMax organization (11%) accounted for 10% or more of our total accounts receivable. As of December 31, 2014, Comcast (80%) accounted for 10% or more of our total accounts receivable. There were no other customers that accounted for 10% or more of our total accounts receivable as of September 30, 2015 and December 31, 2014.

Trade Accounts Receivable and Allowance for Doubtful Accounts

Trade accounts receivable are recorded at the invoiced amount. We perform evaluations of our customers’ financial conditions and generally do not require collateral. We make judgments as to our ability to collect outstanding receivables and provide allowances for a portion of receivables when collection becomes doubtful. Reserves are made based on a specific review of all significant outstanding invoices. For those invoices not specifically provided for, reserves are recorded at differing rates, based on the age of the receivable. In determining these rates, we analyze our historical collection experience and current payment trends. The determination of past-due accounts is based on contractual terms. At September 30, 2015 and December 31, 2014, we had an allowance for doubtful accounts of approximately two-thousand dollars.

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

Self-Funded Health Insurance

Effective January 1, 2015, the Company maintains a self-funded health insurance program with a stop-loss umbrella policy with a third party insurer to limit the maximum potential liability for medical claims. With respect to this program, the Company considers historical and projected medical utilization data when estimating its health insurance program liability and related expense. As of September 30, 2015, the Company had approximately $983,000 in reserve for its self-funded health insurance program. The reserve is included in “other accrued liabilities” in the condensed consolidated balance sheets.

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

Accumulated Other Comprehensive Loss

The components of accumulated other comprehensive loss, which relate entirely to accumulated foreign currency translation losses associated with our foreign subsidiaries and unrealized losses on investments, consisted of the following (in thousands):

	Foreign Currency Translation Losses	Unrealized Losses on Investments	Total
Balance as of December 31, 2014	$(1,975)	$(53)	$(2,028)
Current-period other comprehensive income (loss)	(168)	44	(124)
Balance as of September 30, 2015	$(2,143)	$(9)	$(2,152)

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

The fair value of our stock-based awards was estimated using the following weighted average assumptions for the three and nine months ended September 30, 2015 and 2014:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Stock Option Plan:
Risk-free interest rate	1.3%	1.4%	1.3%	1.6%
Expected term	3.8 years	3.8 years	3.8 years	5.2 years
Volatility	51.4%	57.9%	54.7%	57.3%
Expected dividend	0%	0%	0%	0%
Weighted average fair value (per share)	$0.51	$1.07	$0.71	$1.19

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Employee Stock Purchase Plan:
Risk-free interest rate	0.09%	0.05%	0.09%	0.05%
Expected term	0.5 years	0.5 years	0.5 years	0.5 years
Volatility	39.25%	61.07%	39.25%	61.07%
Expected dividend	0%	0%	0%	0%
Weighted average fair value (per share)	$0.38	$0.72	$0.38	$0.72

We recorded the following stock-based compensation expense for the three and nine months ended September 30, 2015 and 2014 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014

Stock-based compensation expense related to grants of:
Stock options	$242	$278	$747	$1,131
Employee Stock Purchase Plan (“ESPP”)	14	20	52	90
Restricted Stock Units (“RSU”)	479	505	1,430	836
	$735	$803	$2,229	$2,057

Stock-based compensation expense recognized in:
Cost of services	$62	$75	$187	$207
Cost of software and other	2	4	8	10
Research and development	156	145	442	308
Sales and marketing	110	122	276	293
General and administrative	405	457	1,316	1,239
	$735	$803	$2,229	$2,057

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

The following table sets forth the computation of basic and diluted loss per share (in thousands, except per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014

Net loss	$(3,871)	$(101)	$(21,911)	$(1,238)

Basic:
Weighted-average shares of common stock outstanding	54,637	54,028	54,465	53,716
Shares used in computing basic loss per share	54,637	54,028	54,465	53,716
Basic loss per share	$(0.07)	$(0.00)	$(0.40)	$(0.02)
Diluted:
Weighted-average shares of common stock outstanding	54,637	54,028	54,465	53,716
Add: Common equivalent shares outstanding	—	—	—	—
Shares used in computing diluted loss per share	54,637	54,028	54,465	53,716
Diluted loss per share	$(0.07)	$(0.00)	$(0.40)	$(0.02)

The following potential common shares outstanding were excluded from the computation of diluted loss per share because including them would have been antidilutive (in thousands):

	As of September 30,
	2015	2014
Stock options	3,733	5,446
RSUs	1,788	1,422
Warrants	490	490
Total common share equivalents	6,011	7,358

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

We generally agree to indemnify our customers against legal claims that our end-user software products infringe certain third-party intellectual property rights. As of September 30, 2015, we have not been required to make any payment resulting from infringement claims asserted against our customers and have not recorded any related accruals.

Financial Statement Reclassification

Certain amounts in the consolidated financial statements for the first, second and third quarters of 2014 have been reclassified to conform to the current period’s presentation. Prior to July 1, 2014, fees from Nexus SaaS offering were included in software and other revenue. During the quarter ended September 30, 2014, the Company classified these fees as services revenue. In addition, the Company concluded that cost associated with the Nexus SaaS solution was immaterial and therefore did not reclassify this cost from cost of software and other to cost of services. These reclassifications had no impact on previously reported total revenue, net loss, and cash flows.

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

Note 3.  Income Taxes

We recorded an income tax provision of $60,000 and income tax benefit $1.0 million for the three and nine months ended September 30, 2015, respectively, and income tax provision $128,000 and $385,000 for the three and nine months ended September 30, 2014, respectively. The income tax provision (benefit) is comprised of estimates of current taxes due in domestic and foreign jurisdictions. The income tax provision (benefit) reflects tax expense associated with state income tax, foreign taxes, and tax expense (benefit) related to the recording of a deferred tax liability that results from the amortization for income tax purposes of acquisition-related goodwill.

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

As of September 30, 2015, our deferred tax assets are fully offset by a valuation allowance except in those jurisdictions where it is determined that a valuation allowance is not required. ASC 740, Income Taxes, provides for the recognition of deferred tax assets if realization of such assets is more likely than not. Based upon the weight of available evidence, which includes historical operating performance, reported cumulative net losses since inception and difficulty in accurately forecasting our future results, we provided a full valuation allowance against our net U.S. deferred tax assets and a partial valuation allowance against our foreign deferred tax assets. We reassess the need for our valuation allowance on a quarterly basis. If it is later determined that a portion or all of the valuation allowance is not required, it generally will be a benefit to the income tax provision in the period such determination is made.

The Company does not anticipate a material change in the total amount or composition of its unrecognized tax benefits within 12 months of September 30, 2015.

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

Guarantees

We have identified guarantees in accordance with ASC 450, Contingencies. This guidance stipulates that an entity must recognize an initial liability for the fair value of the obligation it assumes under the guarantee at the time it issues such a guarantee, and must disclose that information in its interim and annual financial statements. We have entered into various service level agreements with our partners, in which we may guarantee the maintenance of certain service level thresholds. Under some circumstances, if we do not meet these thresholds, we may be liable for certain financial costs. We evaluate costs for such guarantees under the provisions of ASC 450. We consider such factors as the degree of probability that we would be required to satisfy the liability associated with the guarantee and the ability to make a reasonable estimate of the resulting cost. We incurred zero and immaterial costs as a result of such obligations during the three and nine months ended September 30, 2014, respectively. No costs were incurred during the three and nine months ended September 30, 2015. We have not accrued any liabilities related to such obligations in the condensed consolidated financial statements as of September 30, 2015 and December 31, 2014.

Note 5.  Intangible Assets

Amortization expense and other related to intangible assets for the three and nine months ended September 30, 2015 was $267,000 and $802,000, respectively. Amortization expense and other related to intangible assets for the three and nine months ended September 30, 2014 was $273,000 and $818,000, respectively.

The following table summarizes the components of intangible assets (in thousands):

	Non- compete	Partner Relationships	Customer Base	Technology Rights	Tradenames	Indefinite Life Intangibles	Total
As of September 30, 2015
Gross carrying value	$593	$145	$641	$5,330	$760	$250	$7,719
Accumulated amortization	(548)	(145)	(522)	(4,251)	(692)	—	(6,158)
Net carrying value	$45	$—	$119	$1,079	$68	$250	$1,561

As of December 31, 2014
Gross carrying value	$593	$145	$641	$5,330	$760	$250	$7,719
Accumulated amortization	(527)	(145)	(453)	(3,582)	(649)	—	(5,356)
Net carrying value	$66	$—	$188	$1,748	$111	$250	$2,363

In December 2006, we acquired the use of a toll-free telephone number for cash consideration of $250,000. This asset has an indefinite useful life.

The estimated future amortization expense of intangible assets, with the exception of the indefinite-life intangible assets as of September 30, 2015 is as follows (in thousands):

Fiscal Year	Amount

2015 (October-December)	$267
2016	1,028
2017	16
Total	$1,311

Weighted average remaining useful life	1.23 years

Note 6. Other Accrued Liabilities

Other accrued liabilities consist of the following (in thousands):

	As of September 30, 2015	As of December 31, 2014
Accrued expenses	$3,531	$2,502
Customer deposits.	350	352
Other accrued liabilities	145	175
Total other accrued liabilities	$4,026	$3,029

Note 7. Stockholder’s Equity

Stockholder Rights Agreement

On October 13, 2015, the Board of Directors adopted a short-term stockholder rights agreement and, pursuant thereto, authorized and declared a dividend distribution of one right for each outstanding share of our common stock, par value $0.0001 per share, of the Company to stockholders of record at the close of business on October 30, 2015. Each right, when exercisable, entitles the registered holder to purchase from the Company one one-thousandth of a share of the Company’s newly designated Series A Junior Participating Preferred Stock, par value $0.0001 per share,  having economic and voting terms similar to the Company’s common stock, in that, when issued, each such one one-thousandth of a share receives the voting rights of one share of common stock, at an exercise price of $2.25 per one right, subject to adjustment. When issued, the Series A Junior Participating Preferred Stock has certain liquidation preferences upon a liquidation, dissolution or winding up of the Company compared to the Company’s common stock. Subject to certain exceptions specified in the rights agreement, the rights will separate from our common stock and become exercisable following (i) the 10th business day (or such later date as may be determined by the Board of Directors) after the public announcement that a person or a group of related persons has acquired beneficial ownership of 15% or more of our common stock, or (ii) the 10th business day (or such later date as may be determined by the Board) after a person or a group of related persons announce or commence a tender or exchange offer that would result in ownership of 15% or more of our common stock by a person or a group of related persons. In that situation, each holder of a right (other than the acquiring person or group, whose rights will become void and will not be exercisable) will have the right to purchase, upon payment of the exercise price, a number of shares of the Company’s common stock having a market value of twice such price. In addition, if the Company is acquired in a merger or other business combination by an acquiring person or one of its affiliates after such acquiring person acquires 15% or more of the Company’s common stock, each holder of the right will thereafter have the right to purchase, upon payment of the exercise price, a number of shares of common stock of the acquiring person having a market value of twice such price. The acquiring person or group will not be entitled to exercise these rights. Until the rights become exercisable, they will not be evidenced by separate certificates and will trade automatically with shares of the Company’s common stock.  The rights issued pursuant to the rights agreement expire at or prior to the earlier of (i) October 10, 2016 or (ii) the redemption or exchange of the rights as described in the rights agreement.

Stock Options

The following table represents the stock option activity for the nine months ended September 30, 2015:

	Number of Shares	Weighted Average Exercise Price per Share	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value (in thousands)
Outstanding options at December 31, 2014	3,516,037	$3.16	6.28	$3
Granted	787,155	$1.69
Exercised	—	—
Forfeited	(570,508)	$3.48
Outstanding options at September 30, 2015	3,732,684	$2.80	6.55	$—
Options vested and expected to vest	3,581,956	$2.83	6.45	$—
Exercisable at September 30, 2015	1,969,350	$3.24	4.56	$—

The aggregate intrinsic value in the table above represents the total pre-tax intrinsic value that would have been received by the option holders had they all exercised their options on September 30, 2015. This amount changes based on the fair market value of our stock. The aggregate intrinsic value of options exercised under our stock option plans was zero during the three and nine months ended September 30, 2015, respectively, and $18,000 and $71,000 during the three and nine months ended September 30, 2014, respectively. Total fair value of options vested was $263,000 and $523,000 during the three and nine months ended September 30, 2015, respectively, and $209,000 and $542,000 during the three and nine months ended September 30, 2014, respectively.

At September 30, 2015, there was $1.3 million of unrecognized compensation cost related to existing stock options outstanding which is expected to be recognized over a weighted average period of 2.09 years.

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

Employee Stock Purchase Plan

In the second quarter of 2011, to advance the interests of the Company and its stockholders by providing an incentive to attract, retain and reward eligible employees and by motivating such persons to contribute to the growth and profitability of the Company, the Company’s Board of Directors and stockholders approved an ESPP and reserved 1,000,000 shares of our common stock for issuance effective as of May 15, 2011. The ESPP continues in effect for ten (10) years from its effective date unless terminated earlier by the Company. The ESPP consists of six-month offering periods during which employees may enroll in the plan. The purchase price on each purchase date shall not be less than eighty‑five percent (85%) of the lesser of (a) the fair market value of a share of stock on the offering date of the offering period or (b) the fair market value of a share of stock on the purchase date. During the nine months ended September 30, 2015, 68,408 shares were purchased under ESPP.

Restricted Stock Units

The following table represents RSU activity for the nine months ended September 30, 2015:

	Number of Shares	Weighted Average Grant-Date Fair Value per Share	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
Outstanding RSUs at December 31, 2014	1,463,834	$3.51	1.56	$3,067
Awarded	1,021,550	1.58
Released	(430,505)	3.38
Forfeited	(266,780)	3.49
Outstanding RSUs at September 30, 2015	1,788,099	$2.45	1.51	$2,003

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

At September 30, 2015, there was $3.1 million of unrecognized compensation cost related to RSUs which is expected to be recognized over a weighted average period of 2.5 years.

Stock Repurchase Program

On April 27, 2005, our Board of Directors authorized the repurchase of up to 2,000,000 outstanding shares of our common stock. As of September 30, 2015 the maximum number of shares remaining that can be repurchased under this program was 1,807,402. The Company does not intend to repurchase shares without a further approval from its Board of Directors.

Treasury Stock

The Board of Directors has given the Company the general authorization to repurchase shares of its common stock to satisfy withholding tax obligations related to vested RSUs granted to certain key executives and non-employee directors. The Company repurchased 15,657 shares at aggregate costs of approximately $19,000 in the three months ended September 30, 2015 to satisfy withholding taxes related to stock-based compensation.

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

Total revenue for the third quarter of 2015 decreased 20% year-over-year. Revenue from services decreased 21% year-over-year primarily due to the Comcast Wireless Gateway program, somewhat offset by increases in the Comcast Xfinity Home program. Revenue from software and other decreased 6% year-over-year due to expirations of subscriptions being greater than new subscriptions.

Cost of services for the third quarter of 2015 decreased 10% year-over-year primarily as a result of lower revenues, somewhat offset by increases related to up-front costs incurred in connection with program launches. Cost of software and other for the third quarter of 2015 decreased 32% year-over-year due to lower costs incurred to support the revenue stream. Total gross margin declined from 27% to 19% year-over-year due to program mix, costs incurred in the current quarter in connection with up-front costs related to program launches, and the migration of a program previously supported primarily by a lower cost offshore contract provider to North America to improve the quality of service delivery.

Operating expenses for the third quarter of 2015 increased 20% from the same period in 2014, primarily driven by an increase in salary and employee related costs due to an increase in headcount to support go-to-market and Nexus development.

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

Critical Accounting Policies and Estimates

In preparing our interim condensed consolidated financial statements, we make estimates, assumptions and judgments that can have a significant impact on our revenue, operating income or loss and net income or loss, as well as on the value of certain assets and liabilities on our condensed consolidated balance sheet. We believe that the estimates, assumptions and judgments involved in the accounting policies described in Management’s Discussion and Analysis of Financial Condition and Results of Operations in Item 7 of our Annual Report on Form 10-K for the fiscal year ended December 31, 2014 have the greatest potential impact on our interim condensed consolidated financial statements, so we consider them to be our critical accounting policies and estimates. There have been no significant changes in these critical accounting policies and estimates during the three and nine months ending September 30, 2015.

RESULTS OF OPERATIONS

The following table sets forth the results of operations for the three and nine months ended September 30, 2015 and 2014 expressed as a percentage of total revenue.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Revenue:
Services	93%	94%	94%	93%
Software and other	7	6	6	7
Total revenue	100	100	100	100

Costs of revenue:
Cost of services	80	72	78	71
Cost of software and other	1	1	1	1
Total cost of revenue	81	73	79	72
Gross profit	19	27	21	28

Operating expenses:
Research and development	10	5	9	6
Sales and marketing	13	8	11	8
General and administrative	17	13	15	14
Amortization of intangible assets and other	1	1	1	1
Goodwill impairment	0	0	23	0
Total operating expenses	41	27	59	29

Loss from operations	(22)	(0)	(38)	(1)

Interest income and other, net	1	0	1	0

Income (loss) from continuing operations, before income taxes	(21)	0	(37)	(1)

Income tax provision (benefit)	1	1	(1)	1

Loss from continuing operations, after income taxes	(22)	(0)	(36)	(2)

Income (loss) from discontinued operations, after income taxes	(0)	(0)	(0)	(0)

Net Loss	(22)%	(0)%	(36)%	(2)%

REVENUE

	Three Months Ended September 30,				Nine Months Ended September 30,
In thousands, except percentages	2015	2014	$ Change	% Change	2015	2014	$ Change	% Change

Services	$16,563	$20,844	$(4,281)	(21)%	$57,733	$56,639	$1,094	2%
Software and other	1,302	1,387	(85)	(6)%	3,889	4,382	(493)	(11)%
Total revenue	$17,865	$22,231	$(4,366)	(20)%	$61,622	$61,021	$601	1%

Services. Services revenue consists primarily of fees for technology services generated from our partners. We provide these services remotely, generally using service delivery personnel who utilize our proprietary technology to deliver the services. Services revenue is also comprised of licensing of Nexus. Services revenue for the three months ended September 30, 2015 decreased by $4.3 million from the same period in 2014 mainly due to decreased revenue for the Comcast Wireless Gateway program. Services revenue for the nine months ended September 30, 2015 increased by $1.1 million from the same period in 2014 mainly due to growth in the Comcast Xfinity home program, offset by declines in the Comcast Wireless Gateway program.  For the three months ended September 30, 2015, services revenue generated from our partnerships was $15.5 million compared to $19.3 million for the same period in 2014. Direct services revenue was $1.0 million for the three months ended September 30, 2015 compared to $1.6 for the same period in 2014. For the nine months ended September 30, 2015, services revenue generated from our partnerships was $53.9 million compared to $51.8 million for the same period in 2014. Direct services revenue was $3.8 million for the nine months ended September 30, 2015 compared to $4.9 million for the same period in 2014.

Based on our interactions with Comcast, our largest services customer, we expect that Comcast will continue its efforts to improve its Wireless Gateway customer experience over the coming months. The impact of such improvement efforts in past quarters has been a reduction in call volume, and therefore a reduction in our revenue from Comcast. We currently expect additional declines in Comcast call volumes and revenue for the three months ending December 31, 2015, continuing at least into early 2016.  We currently expect these declines to stabilize in the second quarter of 2016. We also currently expect our contract with Comcast to renew at the end of the year, and that Comcast will continue to be our largest customer at least through 2016.

Software and other. Software and other revenue is comprised primarily of fees for end-user software products provided through direct customer downloads, and, to a lesser extent, through the sale of these software products via partners. Software and other revenue for the three and nine months ended September 30, 2015 decreased by $85,000, or 6%, and $493,000, or 11%, respectively, from the same periods in 2014 due to expirations of subscriptions being greater than new subscriptions. For the three months ended September 30, 2015, revenue from software and other generated from our direct sales was $764,000 compared to $816,000 for the same period in 2014. Software revenue and other generated from our partnerships was $537,000 for the three months ended September 30, 2015 compared to $571,000 for the same period in 2014. For the nine months ended September 30, 2015, revenue from software and other generated from our direct sales was $2.3 million compared to $2.5 million for the same period in 2014. Software revenue and other generated from our partnerships was $1.6 million for the nine months ended September 30, 2015 compared to $1.9 million for the same period in 2014.

COSTS OF REVENUE

	Three Months Ended September 30,				Nine Months Ended September 30,
In thousands, except percentages	2015	2014	$ Change	% Change	2015	2014	$ Change	% Change

Cost of services	$14,357	$16,020	$(1,663)	(10)%	$48,555	$43,513	$5,042	12%
Cost of software and other	128	189	(61)	(32)%	409	656	(247)	(38)%
Total cost of revenue	$14,485	$16,209	$(1,724)	(11)%	$48,964	$44,169	$4,795	11%

Cost of services. Cost of services consists primarily of compensation costs and contractor expenses for people providing services, technology and telecommunication expenses related to the delivery of services and other personnel-related expenses in service delivery. The decrease of $1.7 million in cost of services for the three months ended September 30, 2015 compared to the same period in 2014 was mainly driven by lower revenues somewhat offset by increases related to up-front costs incurred for program launches.  The increase of $5.0 million in cost of services for the nine months ended September 30, 2015 compared to the same period in 2014 was driven by higher service revenue, increases related to up-front costs incurred for program launches, and the migration of a program previously supported primarily by a lower cost offshore contract provider to North America to improve the quality of service delivery.

Cost of software and other. Cost of software and other fees consists primarily of third-party royalty fees for our end-user software products. Certain of these products were developed using third-party research and development resources, and the third party receives royalty payments for sales of products it developed. The decrease of $61,000 and $247,000 in cost of software and other for the three and nine months ended September 30, 2015, respectively, compared to the same periods in 2014 was primarily due to lower revenue and revenue mix.

OPERATING EXPENSES

	Three Months Ended September 30,				Nine Months Ended September 30,
In thousands, except percentages	2015	2014	$ Change	% Change	2015	2014	$ Change	% Change

Research and development	$1,790	$1,203	$587	49%	$5,244	$3,614	$1,630	45%
Sales and marketing	$2,195	$1,782	$413	23%	$6,492	$5,022	$1,470	29%
General and administrative	$3,047	$2,808	$239	9%	$9,183	$8,450	$733	9%
Amortization of intangibles assets and other	$267	$273	$(6)	(2)%	$802	$818	$(16)	(2)%
Goodwill impairment	$—	$—	$—	0%	$14,240	$—	$14,240	100%

Research and development. Research and development expense consists primarily of compensation costs, third-party consulting expenses and related overhead costs for research and development personnel. Research and development costs are expensed as they are incurred. The increase of $587,000 and $1.6 million in research and development expense for the three and nine months ended September 30, 2015, respectively, compared to the same period in 2014 resulted primarily from increases in salary and employee related expenses due to an increase in headcount.

Sales and marketing. Sales and marketing expense consists primarily of compensation costs of business development, program management and marketing personnel, as well as expenses for lead generation and promotional activities, including public relations, advertising and marketing. The increase of $413,000 and $1.5 million in sales and marketing expense for the three and nine months ended September 30, 2015 compared to for the same periods in 2014 resulted  primarily from increases in salary and employee related expenses due to an increase in headcount.

General and administrative. General and administrative expense consists primarily of compensation costs and related overhead costs for administrative personnel and professional fees for legal, accounting and other professional services. The increase of $239,000 and $733,000 in general and administrative expense for the three and nine months ended September 30, 2015 compared to the same periods in 2014 was primarily due to increases in salary and employee related expenses due to an increase in headcount and one-time incurrences of accounting and other professional services.

Amortization of intangible assets and other. The decrease of $6,000 and $16,000 in amortization of intangible assets and other for the three and nine months ended September 30, 2015, respectively, compared to the same periods in 2014 was primarily due to certain intangible assets becoming fully amortized as of the end of 2014.

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

INTEREST INCOME AND OTHER, NET

	Three Months Ended September 30,				Nine Months Ended September 30,
In thousands, except percentages	2015	2014	$ Change	% Change	2015	2014	$ Change	% Change

Interest income and other, net	$113	$77	$36	47%	$319	$217	$102	47%

Interest income and other, net. Interest income and other, net consists primarily of interest income on our cash, cash equivalents and short-term investments.

INCOME TAX PROVISION (BENEFIT)

	Three Months Ended September 30,				Nine Months Ended September 30,
In thousands, except percentages	2015	2014	$ Change	% Change	2015	2014	$ Change	% Change

Income tax provision	$60	$128	$(68)	(53)%	$(1,041)	$385	$(1,426)	(370)%

Income tax provision (benefit). The income tax provision (benefit) is comprised of estimates of current taxes due in domestic and foreign jurisdictions. For the three and nine months ended September 30, 2015 and 2014, the income tax provision (benefit) primarily consisted of state income tax, foreign taxes, and tax expense (benefit) related to the recording of a deferred tax liability that results from the amortization for income tax purposes of acquisition-related goodwill. For the three months ended September 30, 2015, the income tax provision consisted of $49,000 for foreign taxes and $11,000 for state income tax. For the three months ended September 30, 2014, the income tax provision consisted of $47,000 for foreign taxes, $77,000 for amortization for income tax purposes of acquisition-related goodwill and $5,000 for state income tax. For the nine months ended September 30, 2015, the income tax provision consisted of $147,000 for foreign taxes, $1.2 million benefit for acquisition-related goodwill and $17,000 for state income tax. For the nine months ended September 30, 2014, the income tax provision consisted of $137,000 for foreign taxes, $219,000 for amortization for income tax purposes of acquisition-related goodwill and $29,000 for state income tax.

LIQUIDITY AND CAPITAL RESOURCES

Total cash, cash equivalents and investments at September 30, 2015 was $68.4 million, compared to $73.8 million at December 31, 2014. Cash equivalents and investments are comprised of money market funds, certificates of deposit, corporate notes and bonds, and U.S. government agency securities. The decrease was primarily due to cash used in operating activities.

Operating Activities

Net cash provided by (used in) operating activities was $(3.6) million and $2.7 million for the nine months ended September 30, 2015 and 2014, respectively. Net cash provided by operating activities primarily reflect the net income (loss) for the period, adjusted for non-cash items such as depreciation, amortization of premiums and discounts on investments, stock-based compensation expense and amortization of intangible assets and changes in operating assets and liabilities.

Net cash used in operating activities was $3.6 million for the nine months ended September 30, 2015 and resulted primarily from a net loss for the period of $21.9 million adjusted for non-cash items totaling $17.9 million and changes in operating assets and liabilities of $421,000.  Adjustment for non-cash items primarily consisted of stock-based compensation expense of $2.2 million, amortization of intangible assets and other of $802,000, amortization of premiums and discounts on investments of $366,000, depreciation of $250,000 and goodwill impairment of $14.2 million. The changes in operating assets and liabilities primarily consisted of a decrease in accounts receivable of $3.4 million, an increase in prepaid expenses and other current assets of $284,000, and an increase in other accrued liabilities of $993,000 which were offset by a decrease in deferred revenue of $551,000, a decrease in accounts payable of $1.1 million, a decrease in accrued compensation of $815,000 and a decrease in other long-term liabilities of $1.4 million.

Net cash provided by operating activities of $2.7 million for the nine months ended September 30, 2014 resulted primarily from net loss for the period of $1.2 million, adjusted for non-cash items totaling $3.6 million and changes in operating assets and liabilities of $327,000. Adjustment for non-cash items primarily consisted of stock-based compensation expense of $2.1 million, amortization of intangible assets and other of $818,000, amortization of premiums and discounts on investments of $552,000, and depreciation of $209,000. The changes in operating assets and liabilities primarily consisted of an increase in accounts receivable of $1.2 million, accounts payable of $618,000, accrued compensation of $1.3 million offset by a decrease in deferred revenue of $632,000.

Investing Activities

Net cash provided by (used in) investing activities was $7.0 million and $(266,000) for the nine months ended September 30, 2015 and 2014, respectively. Net cash used in investing activities for the nine months ended September 30, 2015 was primarily due to purchases of investments of $31.7 million offset by maturities of investments of $40 million, and purchases of property and equipment of $1.3 million. Net cash used in investing activities for the nine months ended September 30, 2014 was primarily due to purchases of investments of $45.7 million offset by maturities of investments of $45.6 million, and purchases of property and equipment of $175,000.

Financing Activities

Net cash provided by (used in) financing activities was $(13,000) and $993,000 for the nine months ended September 30, 2015 and 2014, respectively. Net cash used in financing activities for the nine months ended September 30, 2015 was due to repurchase of common stock of $100,000 offset by proceeds of exercise of employee stock options of $87,000. Net cash provided by financing activities for the nine months ended September 30, 2014 was from the proceeds of exercise of employee stock options of $993,000.

Working Capital and Capital Expenditure Requirements

At September 30, 2015, stockholders’ equity was $75.9 million and working capital was $72.7 million. We believe that our existing cash balances will be sufficient to meet our working capital requirements and our planned capital expenditures for at least the next 12 months.

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

As of September 30, 2015, we held $41.8 million in short-term investments (excluding cash and cash equivalents), which consisted primarily of certificates of deposits, government debt securities, corporate notes and bonds, and commercial paper. The weighted average interest rate of our portfolio was approximately 0.41% at September 30, 2015. A decline in interest rates over time would reduce our interest income from our investments. A hypothetical 10% increase or decrease in interest rates, however, would not have a material impact on our financial condition.

Impact of Foreign Currency Rate Changes

The functional currencies of our international operating subsidiaries are the local currencies. We translate the assets and liabilities of our foreign subsidiaries at the exchange rates in effect on the balance sheet date. We translate their income and expenses at the average rates of exchange in effect during the period. We include translation gains and losses in the stockholders’ equity section of our consolidated balance sheets. We include net gains and losses resulting from foreign exchange transactions in interest income and other in our consolidated statements of operations. Since we translate foreign currencies (primarily Canadian dollars and Indian rupees) into U.S. dollars for a small portion of our operations, currency fluctuations have had an immaterial impact on our consolidated statements of operations. We have both revenue and expenses that are denominated in foreign currencies. Neither a weaker nor stronger U.S. dollar environment would have a material impact on our consolidated statement of operations. The historical impact of currency fluctuations on our consolidated statements of operations has generally been immaterial. As of September 30, 2015, we did not engage in foreign currency hedging activities.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended September 30, 2015, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 1A. RISK FACTORS

This report contains forward-looking statements regarding our business and expected future performance as well as assumptions underlying or relating to such statements of expectation, all of which are “forward looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. We are subject to many risks and uncertainties that may materially affect our business and future performance and cause those forward-looking statements to be inaccurate. Words such as “expects,” “anticipates,” “intends,” “plans,” “believes,” “forecasts,” “estimates,” “seeks,” “may result in,” “focused on,” “continue to,” and similar expressions often identify forward-looking statements. In this report, forward-looking statements include, without limitation, statements regarding the following:

•	Our expectations and beliefs regarding future financial results;

•	Our expectations regarding partners, renewal of contracts with these partners and the anticipated timing and magnitude of revenue from programs with these partners;

•	Our ability to successfully license, implement and support our Nexus SaaS offering;

•	Our expectations regarding sales of our end-user software products, and our ability to source, develop and distribute enhanced versions of these products;

•	Our ability to successfully monetize customers who receive free versions of our end-user software products;

•	Our ability to expand and diversify our customer base;

•	Our ability to execute effectively in the small business market;

•	Our ability to offer subscriptions to our services in a profitable manner;

•
Our expectations regarding our ability to deliver technology services efficiently and through arrangements that are profitable, including both in SKU-based and time-based pricing models and other pricing models we may employ;

•	Our ability to attract and retain qualified management and employees;

•
Our ability to hire, train, manage and retain technology specialists in a home-based model in quantities sufficient to meet forecast requirements, and our ability to continue to enhance the flexibility of our staffing model;

•	Our ability to match staffing levels with service volume in a cost-effective manner;

•	Our ability to manage contract labor as a component of our workforce;

•	Our ability to operate successfully in a time-based billing model;

•	Our ability to adapt to changes in the market for technology support services;

•	Our ability to manage sales costs in programs where we are responsible for sales;

•	Our ability to successfully manage advertising costs associated with our end-user software products;

•	Our beliefs and expectations regarding the introduction of new services and products, including additional software products and service offerings for devices beyond computers and routers;

•	Our expectations regarding revenues, cash flows and expenses, including cost of revenue, sales and marketing, research and development efforts, and administrative expenses;

•	Our assessment of seasonality, mix of revenue, and other trends for our business and the business of our partners;

•	Our ability to deliver projected levels of profitability;

•	Our expectations regarding the costs and other effects of acquisition and disposition transactions;

•	Our expectations regarding unit volumes, pricing and other factors in the market for computers and other technology devices, and the effects of such factors on our business;

•	Our ability to successfully operate in markets that are subject to extensive regulation, such as support for home security systems;

•	Our expectations regarding the results of pending, threatened or future litigation;

•	Actions of activist investors and the cost and disruption caused in responding to the actions;

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

We are executing a plan to grow our business by providing technology support services, licensing our Nexus SaaS product, and providing end-user consumer software products. We may not be able to offer these services and software products successfully. Our technology specialists are generally home-based, which requires a high degree of coordination and quality control of employees working from diverse and remote locations. We have been experiencing financial losses in our business and we expect to use cash and incur losses in the future to support our growth initiatives. Our investments, which typically are made in advance of revenue, may not yield increased revenue to offset these expenses. As a result of these factors, the future revenue and income potential of our business is uncertain. Any evaluation of our business and our prospects must be considered in light of these factors and the risks and uncertainties often encountered by companies in our stage of development. Some of these risks and uncertainties relate to our ability to do the following:

•	Maintain our current relationships and service programs, and develop new relationships, with service partners and licensees of Nexus SaaS offering on acceptable terms or at all;
•	Reach prospective customers for our software products in a cost-effective fashion;
•	Reduce our dependence on a limited number of partners for a substantial majority of our revenue;
•	Successfully license our Nexus SaaS offering;
•	Attract and retain qualified management and employees in competitive markets for talent;
•
Hire, train, manage and retain our home-based technology specialists and enhance the flexibility of our staffing model in a cost-effective fashion and in quantities sufficient to meet forecast requirements;

•	Manage substantial headcount changes over short periods of time;
•	Manage contract labor efficiently and effectively;
•	Meet revenue targets;
•	Maintain gross and operating margins;
•	Match staffing levels with demand for services and forecast requirements;
•	Obtain bonuses and avoid penalties in contractual arrangements;
•	Operate successfully in a time-based pricing model;
•	Operate effectively in the small business market;
•	Offer subscriptions to our services in a profitable manner;
•	Successfully introduce new, and adapt our existing, services and products for consumers and businesses;
•	Respond effectively to changes in the market for technology support services;
•	Respond effectively to changes in the online advertising markets in which we participate;
•	Respond effectively to competition;
•	Respond to changes in macroeconomic conditions as they affect our and our partners’ operations;
•	Realize benefits of any acquisitions we make;

•
Adapt to changes in the markets we serve, including the decline in sales of  personal computers, the proliferation of tablets and other mobile devices and the introduction of new devices into the connected home and the “Internet of Things”;

•	Adapt to changes in our industry, including consolidation;
•	Respond to government regulations relating to our current and future business;
•	Manage and respond to present, threatened, and future litigation; and
•	Manage our expanding operations and implement and improve our operational, financial and management controls.

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

Several factors that have contributed or may in the future contribute to fluctuations in our operating results include:

•	Demand for our services and products;
•	The performance of our partners;
•	Change in or discontinuance of our principal programs with partners;
•	Our reliance on a small number of partners for a substantial majority of our revenue;
•	Instability or decline in the global macroeconomic climate and its effect on our and our partners’ operations;
•	Our ability to successfully license our Nexus SaaS offering;
•	The availability and cost-effectiveness of advertising placements for our software products and our ability to respond to changes in the online advertising markets in which we participate;
•	Our ability to serve the small business market;
•	Our ability to attract and retain qualified management and employees in competitive markets;
•	The efficiency and effectiveness of our technology specialists;
•	Our ability to effectively match staffing levels with service volumes on a cost-effective basis;
•	Our ability to manage contract labor;
•
Our ability to hire, train, manage and retain our home-based technology specialists and enhance the flexibility of our staffing model in a cost-effective fashion and in quantities sufficient to meet forecast requirements;

•	Our ability to manage substantial headcount changes over short periods of time;
•	Our ability to manage sales costs in programs where we are responsible for sales;
•	Our ability to operate successfully in a time-based pricing model;
•	Our ability to attract and retain partners;
•	The price and mix of products and services we or our competitors offer;
•	Pricing levels and structures in the market for technology support services;
•	Our ability to successfully monetize customers who receive free versions of our consumer software;
•	Usage rates on the subscriptions we offer;
•	The rate of expansion of our offerings and our investments therein;
•
Changes in the markets for computers and other technology devices relating to unit volume, pricing and other factors, including changes driven by declines in sales of personal computers and the growing popularity of tablets, and other mobile devices and the introduction of new devices into the connected home;

•	Our ability to adapt to our customers’ needs in a market space defined by frequent technological change;
•	The amount and timing of operating costs and capital expenditures in our business;
•	Diversion of management’s attention from other business concerns and disruption of our ongoing business activities as a result of acquisitions or divestitures by us;
•	Costs related to the defense and settlement of litigation which can also have an additional adverse impact on us because of negative publicity, diversion of management resources and other factors;
•	Potential losses on investments, or other losses from financial instruments we may hold that are exposed to market risk; and
•	The exercise of judgment by our management in making accounting decisions in accordance with our accounting policies.

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

Because a small number of partners have historically accounted for, and for the foreseeable future will account for, the substantial majority of our revenue, under-performance of specific programs or loss of certain partners or programs has in the past reduced, and could continue to reduce, our revenue substantially.

For the three months ended September 30, 2015, Comcast (67%) and Office Depot (17%) accounted for 10% or more of our total revenue. For the nine months ended September 30, 2015, Comcast (68%) and Office Depot (15%) accounted for 10% or more of our total revenue. The loss of these or other significant relationships, the change of the terms or terminations of our arrangements with any of these firms, the reduction or discontinuance of programs with any of these firms, or the failure of any of these firms to achieve their targets has in the past adversely affected, and could in the future adversely affect our business. For example, we have experienced in past quarters, and may experience in future quarters, reductions in our call volume and revenue resulting from Comcast’s efforts to improve its Wireless Gateway customer experience.  Generally, the agreements with our partners do not require them to conduct any minimum amount of business with us, and therefore they have decided in the past and could decide at any time in the future to reduce or eliminate their programs or the use of our services in such programs. They may also enter into multi-sourcing arrangements with other vendors for services previously provided exclusively by us. Further, we may not successfully obtain new partners or customers. There is also the risk that, once established, our programs with these and other partners may take longer than we expect to produce revenue or may not produce revenue at all, and the revenue produced may not be profitable if the costs of performing under the program are greater than anticipated or the program terminates before up-front investments can be recouped. One or more of our key partners may also choose not to renew their relationship with us, discontinue certain programs, offer them only on a limited basis or devote insufficient time and attention to promoting them to their customers. Some of our key partners may prefer not to work with us if we also partner with their competitors. If any of these key partners merge with one of their competitors (as occurred with Office Depot and OfficeMax in 2013), all of these risks could be exacerbated.

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

We have made acquisitions in the past and may make additional acquisitions in the future. We may not be able to identify suitable acquisition candidates at prices we consider appropriate. If we do identify an appropriate acquisition candidate, we may not be able to successfully negotiate the terms of the acquisition. Our management may not be able to effectively implement our acquisition program and internal growth strategy simultaneously. The integration of acquisitions involves a number of risks and presents financial, managerial and operational challenges. We may have difficulty, and may incur unanticipated expenses related to, integrating management and personnel from these acquired entities with our management and personnel. Our failure to identify, consummate or integrate suitable acquisitions could adversely affect our business and results of operations. We cannot readily predict the timing, size or success of our future acquisitions. Even successful acquisitions could have the effect of reducing our cash balances. Acquisitions could involve a number of other potential risks to our business, including the following, any of which could harm our business results:

•	Unanticipated costs and liabilities and unforeseen accounting charges or fluctuations;
•	Delays and difficulties in delivery of services and products;
•	Failure to effectively integrate or separate management information systems, personnel, research and development, marketing, sales and support operations;
•	Loss of key employees;
•	Economic dilution to gross and operating profit;
•	Diversion of management’s attention from other business concerns and disruption of our ongoing business;
•	Difficulty in maintaining controls and procedures;
•	Uncertainty on the part of our existing customers about our ability to operate after a transaction;
•	Loss of customers;
•	Loss of partnerships;
•	Inability to execute our growth plans;
•	Declines in revenue and increases in losses;
•	Failure to realize the potential financial or strategic benefits of the acquisition or divestiture; and
•	Failure to successfully further develop the combined or remaining technology, resulting in the impairment of amounts recorded as goodwill or other intangible assets.

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

We currently have sales personnel only within the United States but anticipate expanding our international operations. Our international expansion efforts may not be successful. In addition, conducting international operations subjects us to new risks that we have not generally faced in the United States. These risks include:

•	Localization of our services, including translation into foreign languages and adaptation for local practices and regulatory requirements;
•	Lack of familiarity with and unexpected changes in foreign regulatory requirements;
•	Longer accounts receivable payment cycles and difficulties in collecting accounts receivable;
•	Difficulties in managing and staffing international operations;
•	Fluctuations in currency exchange rates;
•	Potentially adverse tax consequences, including the complexities of foreign value added or other tax systems and restrictions on the repatriation of earnings;
•	Dependence on certain third parties, including channel partners with whom we do not have extensive experience;
•	The burdens of complying with a wide variety of foreign laws and legal standards;
•	Increased financial accounting and reporting burdens and complexities;
•	Political, social and economic instability abroad, terrorist attacks and security concerns in general; and
•	Reduced or varied protection for intellectual property rights in some countries.

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

Actions of activist stockholders against us could be disruptive and costly and the possibility that activist stockholders may wage proxy contests or gain representation on or control of our Board of Directors could cause uncertainty about the strategic direction of our business.

Stockholders may from time to time engage in proxy solicitations, advance stockholder proposals or board nominations or otherwise attempt to effect changes, assert influence or acquire some level of control over us.  While our Board of Directors and management team strive to maintain constructive, ongoing communications with all of the Company’s stockholders, including activist stockholders, and welcomes their views and opinions with the goal of enhancing value for all stockholders, including any suggestions they may have for enhancing the depth and breadth  of our Board, activist campaigns that contest, or conflict with, our strategic direction or seek changes in the composition of our Board could have an adverse effect on us because:

•	Responding to proxy contests and other actions by activist stockholders can disrupt our operations, be costly and time-consuming, and divert the attention of our Board and senior management from the pursuit of business strategies, which could adversely affect our results of operations and financial condition;

•
Perceived uncertainties as to our future direction as a result of changes to the composition of our Board may lead to the perception of a change in the direction of the business, instability or lack of continuity which may be exploited by our competitors, cause concern to our current or potential clients, may result in the loss of potential business opportunities and make it more difficult to attract and retain qualified personnel and business partners;

•	These types of actions could cause significant fluctuations in our stock price based on temporary or speculative market perceptions or other factors that do not necessarily reflect the underlying fundamentals and prospects of our business; and

•	If individuals are elected to our Board with a specific agenda, it may adversely affect our ability to effectively implement our business strategy and create additional value for our stockholders.

Delaware law and our certificate of incorporation and bylaws contain anti-takeover provisions, and our Board of Directors adopted a short-term stockholder agreement, any of which could delay or discourage a merger, tender offer, or assumption of control of the Company not approved by our Board that some stockholders may consider favorable.

Delaware law and our certificate of incorporation and amended and restated bylaws contain certain provisions, and our Board of Directors recently adopted a short-term stockholder rights agreement with an expiration date of October 10, 2016, any of which could render more difficult, or discourage a merger, tender offer, or assumption of control of the Company that is not approved by our Board of Directors. The rights agreement, however, should not interfere with any merger, tender or exchange offer or other business combination approved by our Board of Directors. Nor does the rights agreement prevent our Board of Directors from considering any offer that it considers to be in the best interest of the Company’s stockholders.

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

November 3, 2015	SUPPORT.COM, INC.

	By:	/s/ Roop K. Lakkaraju
Roop K. Lakkaraju
Executive Vice President, Chief Financial
Officer and
Chief Operating Officer

EXHIBIT INDEX TO SUPPORT.COM, INC.
QUARTERLY REPORT ON FORM 10-Q
FOR THE QUARTER ENDED SEPTEMBER 30, 2015

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