Form 10-K
period 2015-12-31
Support.com, Inc.
filed 2016-03-07
CIK 1104855

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2015
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Transition Period from           to

Commission File No. 000-30901

SUPPORT.COM, INC.
(Exact Name of Registrant as Specified in Its Charter)

Delaware	94-3282005
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

900 Chesapeake Drive, 2nd Floor, Redwood City, CA	94063
(Address of Registrant’s Principal Executive Offices)	(Zip Code)

Registrant’s telephone number including area code: (650) 556-9440

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock, $.0001 par value	The NASDAQ Global Select Market
Preferred Stock Purchase Rights	The NASDAQ Global Select Market

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).Yes ☒No☐

The aggregate market value of the registrant’s common stock, $.0001 par value, held by non-affiliates of the registrant was $76,944,096 based on the closing price of $1.41 per share as of June 30, 2015. Shares of common stock held by each executive officer, director, and stockholders known by the registrant to own 10% or more of the outstanding stock based on Schedule 13G filings and other information known to us, have been excluded since such persons may be deemed affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

As of February 29, 2016, there were 54,875,121 shares of the registrant’s common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Part III, Items 10 (as to directors, section 16(a) beneficial ownership and audit committee and audit committee financial expert), 11, 12 (as to beneficial ownership), 13 and 14 incorporate by reference information from the registrant’s definitive proxy statement (the “Proxy Statement”) to be mailed to stockholders in connection with the solicitations of proxies for its 2016 annual meeting of stockholders. Except as expressly incorporated by reference, the registrant’s Proxy Statement shall not be deemed to be part of this report.

SUPPORT.COM, INC.
FORM 10-K
FOR FISCAL YEAR ENDED DECEMBER 31, 2015

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

Overview

Support.com, Inc. is a leading provider of cloud-based software and services that enable technology support for a connected world. Support.com is the choice of leading communications providers, top retailers, and other important brands in software, consumer and business electronics, and connected technology.

Our technology support services programs help leading brands create new revenue streams and deepen customer relationships. We offer turnkey, outsourced support services for service providers, retailers, IoT (Internet of Things) solution providers and technology companies. Our technology support services programs are designed for both the consumer and small and medium business (“SMB”) markets, and include computer and mobile device set-up, security and support, virus and malware removal, wireless network set-up, and home security and automation system support. Most of our technology specialists work from their homes rather than in brick-and-mortar facilities. We are compensated for our services on a per-incident, per-subscription or labor rate basis.

Our Support.com Cloud offering (“Nexus®”) is a software-as-a-service (“SaaS”) solution for companies to optimize support interactions with their customers using their own or third party support personnel. The solution enables companies to quickly resolve complex technology issues for their customers, boosting support agent productivity, providing ease of use for customer self-service, and dramatically improving the customer experience.

We also offer end-user software products including tools and apps designed to address some of the most common technology issues, including computer and mobile device maintenance, optimization and security.

We market our technology support services primarily through partners, who resell the services to their customers or include them in their service offerings. Our Support.com Cloud offering (Nexus) is marketed directly, primarily through our sales team as well as through partners. We market our end-user software products directly, principally online, and through partners. Our sales and marketing efforts are primarily focused in North America.

Industry Background

Technology has become an essential feature of the modern home and office. Products such as personal computers, printers, tablets, smartphones, digital cameras, connected entertainment systems, home automation and other smart home appliances have become ubiquitous. Each year, these products become more feature-rich, offering many new capabilities. Consumers and SMB’s now depend on such technology for “must-have” information, communication and entertainment as well as for tasks and activities of our daily lives.

Technology has also become increasingly connected, with networks now commonplace in the home as well as the office, and with the “Internet of Things” adding a diverse array of sensors that monitor, track and automate the physical world. At the same time, technology has become increasingly mobile, with anytime/anywhere access to voice, data, video and applications becoming commonplace.

For consumers and SMB’s, the complexity of the technology environment creates challenges in obtaining the benefits of the connected home and office. For customer support organizations it results in more difficult problems to solve, including the need to support third-party products in addition to their own offerings. The proliferation of smartphones (68% of American adults own a smartphone, according to a 2015 Pew Research Center study) and connected devices (the average US broadband home today has seven and a half connected devices, according to a 2015 Parks Associates report, while Gartner predicts that IoT installed devices will grow from 5 billion in 2015 to 25 billion in 2020) compels customer support organizations to fundamentally transform how interactive support is delivered. An Accenture survey finds that 83% of consumers encounter challenges using “intelligent devices”, such as wearables, connected home systems, and connected vehicle products. According to the Accenture study, the biggest challenges facing consumers are that the “intelligent devices” are too complicated to use, difficult to set-up, and do not work as advertised. In fact, according to the 2015 Parks Associates report smart home products and systems are generating just over seven million support requests in the US in 2015 and this number is expected to grow to about 11 million requests in 2019. These trends in number of devices, connected nature of these devices, and the related complex ecosystem requires that customer support organizations use modern tools and analytics to fundamentally transform how interactive support is delivered.

At the same time, consumer demographics are shifting and the rise of the millennial generation is clearly changing customer support preferences. According to a 2015 Forrester Research report, “web self-service was the most widely used communication channel for customer service, surpassing use of the voice channel for the first time.” This means that companies need to embrace multiple support channels and do so in a seamless way for their customers in order to reduce customer effort and meet these new market expectations. For instance, in a recent survey we undertook in September 2015, nearly a quarter (24%) of connected consumers say what frustrates them most about their customer support experience today is having to repeat information at each step of the process.

Technology support is becoming increasingly critical to the overall customer experience, not just for technology products, but also for other products and services that depend on technology to deliver the brand value. According to recent Forrester Research findings, customer experience leaders outperform the competition in the market, “confirming that customer experience correlates to revenue growth.” As a result, technology support solutions have begun to address the parts of the customer experience that are mediated by technology.

Our Growth Strategy

Our objective is to become the leading provider of cloud-based software and services for technology support. We seek to be both the premier provider of turnkey support programs and a leading best-of-breed software supplier for technology support organizations. From a financial perspective, our goals are to grow and diversify revenue and enhance profitability. Our strategies for achieving our goals include increasing SaaS revenue from our Support.com Cloud offering (“Nexus®”), expanding existing technology support services programs, launching new services programs, and improving service delivery efficiency.

•	To increase SaaS revenue from our Support.com Cloud offering (Nexus), we expect to invest in product, R&D, sales and marketing. Our product investment will include deepening the support interaction optimization features, building out an open platform, enhancing both assisted and self-service support capabilities, incorporating support for the Internet of Things, and expanding our data analytics capabilities.
•	To expand existing service programs, we plan to increase our focus on programs with potential for growth and for diversifying our portfolio of programs.
•	To launch new service programs, we intend to pursue opportunities with leading communications, retail, technology, and other partners in the mobile, Internet of Things (“IoT”) and connected home markets.
•	To improve our service delivery efficiency, we intend to optimize operating processes, continue using our Support.com cloud-based software and enhancing our internal service delivery management tools, and evolve our labor model.

We intend to execute our growth strategy organically and through acquisitions of complementary businesses, where appropriate.

Our Technology Support Service Programs

Support.com® technology support services are distributed through partners, using the partner’s brand or in referral programs using the Support.com® brand. Partners include retailers, original equipment manufacturers (“OEMs”), software providers, broadband providers, Internet services providers and warranty providers. The services programs include one-time services (“incidents”), subscriptions, and bundled components of broader offerings. Our programs are based on the following core services:

Connected Home and IoT Services. For connected home technology and automation systems, we offer a complete range of services to help customers set up, configure and use new systems, including helping consumers personalize system settings to meet specific lifestyle needs.

Technical Support Services. We offer a variety of troubleshooting, installation, set-up and enablement services for computers, peripherals and mobile devices and their connectivity. We identify, diagnose and repair technical problems, including issues associated with viruses, spyware, and other forms of malware, connectivity issues, and issues with software applications. We create new user accounts, configure automatic system updates, remove unnecessary trial software, connect devices to the cloud, find and install applications, and synchronize data among devices. These services cover a wide variety of devices, regardless of manufacturer. Support is provided for devices including PC, laptops, tablets, mobile devices and other connected devices. Our smartphone and tablet services include configuring mobile devices for wireless network (WiFi) access, setting up email, and educating customers on how to browse the Internet and install apps. We secure and repair problems with wireless networks. We configure, connect and establish secure connections among computers, the wireless network and supported devices.

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

Our Support.com Cloud offering (Nexus)

Our cloud-based software is the Company’s flagship offering in the Support Interaction Optimization (SIO) space, which has been identified by Frost & Sullivan as a $1.3 billion, rapidly growing market. Support.com Cloud (Nexus) is a SaaS offering that provides significant levels of automation and analytics that enable companies to deliver superior technology issue resolution while improving both the customer experience and operational performance. Based on insights from supporting more than six million connected technology transactions annually, our patented software architecture is designed to enable resolving problems in a consistent manner by using proprietary, automated workflow while capturing rich data for service delivery optimization. Flexible architecture means that companies can take advantage of additional functionality as their business requirements change, and can add richer analytics, marketing and subscription management, and third-party applications to resolve issues.

Our Support.com Cloud offering (Nexus) includes the following cloud applications:

1.	Agent Support – our flagship application for automated guidance for customer support agents leading to more productive and engaged support teams, a more consistent support experience and higher customer satisfaction.
2.	Self-Support – a newly released application for contextual self-service support for end-consumers either via the web or mobile apps leading to lower customer effort, a better customer experience and higher customer retention and loyalty.
3.	Embedded Support – a Software Development Kit (SDK) allowing access to support guidance to be integrated within web sites or mobile apps for a seamless product experience.

Key features of our Support.com Cloud offering (Nexus) include:

Smart Guidance. Patent-pending Guided Paths® codify the organization’s best practices and ensures that agents and customers get the right guidance at the right time to help resolve customer problems. Guided Paths go beyond knowledge articles and decision trees to gather contextual information and pertinent device data and to automate time-consuming, multi-step activities in ways that lead to effective and consistent problem resolution and satisfied customers.

Blended Support Capability. A context engine tracks and analyzes information about what the end-customer is trying to achieve and about what activities they have already taken to help themselves. This context is maintained across support channels – for instance, if the customer escalates from self-service to assisted support - and leads to a seamless blended support experience and reduced customer effort, overcoming one of the most frequent customer complaints about customer support experiences.

Remote Support Tools. A set of advanced tools including remote access, screen co-browsing on-screen assistance, and SupportCamTM - remote video support using the customer’s smart phone as a camera - is available to support representatives enabling them to quickly and effectively troubleshoot technical problems.

Data and Analytics. Our cloud-based data architecture brings “Big Data” benefits to technology support, delivering business insights from rich data captured during service delivery and enabling organizations to track program performance and identify potential issues and inefficiencies.

Web-based Application Programming Interfaces (APIs). Open APIs enable integration with other contact center applications (such as ticketing systems, CRM platforms or knowledge bases) so that our Support.com Cloud (Nexus) applications can be fully integrated into the agent-customer interaction. The open API’s allow for data transfer and sharing between applications.

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

Our partnerships typically begin with a pilot phase and can take several weeks to more than a year to progress to a broader roll-out. We typically wholesale services to our partners on a per-incident, per-subscription or labor rate basis and our partners resell the services to consumers and SMBs at prices our partners determine or bundle them with other services. In these partnerships, the services are generally sold under the partner’s brand. In certain cases, in addition to service delivery we sell the services on our partner’s behalf and receive commissions.

We acquire partners through our business development organization, and we support partners through our account management organization. We organize account management along industry lines.

Support.com Cloud Offering (Nexus). We license Support.com Cloud (Nexus) applications separately from support services provided by our technology specialists. In such an arrangement, customers receive the right to use our cloud-based software in their own technology support organization, using a SaaS model under which customers pay us on a per-user or a per-session basis during the term of the arrangement. We also provide implementation services to customers, typically covering integration of our software with other customer’s systems. We charge for these services on a time-and-materials basis or as part of a fixed-fee package.

We acquire Support.com Cloud (Nexus) customers through our direct sales channel, which uses a variety of Internet-based lead generation strategies, thought leadership initiatives and industry presence marketing to drive demand. We also acquire customers through our partner channels. We expect to increase the sales and marketing investment devoted to our cloud offering during 2016.

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

Research and Development

Technology is at the core of our business model and a direct source of revenue and growth, and as a result our recent investment in research and development is critical. Our Support.com cloud-based software creates a competitive advantage for us as we seek to be both the premier provider of turnkey support programs and a leading best-of-breed software supplier for technology support organizations. We maintain dedicated research and development teams in Redwood City, California, Bangalore, India, and Eugene, Oregon. Research and development expense was $7.0 million in 2015, $5.1 million in 2014, and $5.7 million in 2013.

We have developed, maintain, and continue to improve proprietary, market-leading, cloud-based technologies that are essential to our business. We focus our investment in research and development across the following major areas: SaaS solutions for support interaction optimization; endpoint applications and other extensions to gather data to assist support interactions and allow remote support when necessary; business analytics and reporting; open application interfaces; and internal service delivery management tools.

Our SaaS technology includes patent-pending Guided Paths automated workflows, remote control of customer devices, automated device and systems data collection, and business analytics. We expect to increase the research and development investment devoted to Support.com Cloud (Nexus) applications during 2016.

The service delivery management tools used by our agents for technology support services include our own Support.com cloud-based software capabilities and other contact center applications such as customer relationship management (“CRM”), ticketing, ordering, methods of payment, and telephony, which are all integrated into highly effective and efficient application for our technology specialists.

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

Open application interfaces of our Support.com Cloud (Nexus) enable integration with CRM, ticketing systems, and other contact center applications.

For end-user software, we build and enhance the products described under “Our End-User Software Products”.

Intellectual Property

We own the registered trademarks SUPPORT.COM, GUIDED PATHS, PERSONAL TECHNOLOGY EXPERTS, BUSINESS TECHNOLOGY EXPERTS and NEXUS in the United States for specified support services and software, and we have registrations and common law rights for several related trademarks in the U.S. and certain other countries. We own the domain name support.com and other domain names. We have exclusive rights to our proprietary services technology, and our end user software products. We also have non-exclusive rights to distribute certain other software products.

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

With respect to partnerships for our technology support services, our competitors include privately-held companies focused on premium technology services, providers of electronics warranties, emerging IoT technology support providers, global business process outsourcing providers or contact centers focused on technical support and other companies who offer technical support through partners. We believe the principal competitive factors in our services market include: breadth and depth of service offerings; quality of the customer experience; proprietary technology; time to market; pricing; account management; vendor reputation; scale; and financial resources.

With respect to licenses of our Support.com Cloud offering (Nexus), our competitors include companies focused on service desk, knowledge management, remote support and IT process automation. We believe the principal competitive factors in the Support Interaction Optimization (“SIO”) space include breadth and depth of functionality; ease of implementation; performance; scalability; pricing; vendor reputation; financial resources; and customer support. We believe that our Support.com Cloud offering (Nexus) can compete favorably because it provides an integrated end-to-end solution for SIO that stands out in terms of coverage of all the different areas of functionality required by customers.

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

Employees

As of December 31, 2015, we had 1,695 employees, of whom 1,493 were work-from-home agents and 202 were corporate employees. In addition to our work-from-home employees, we also use contract labor. None of our employees are covered by collective bargaining agreements.

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

This report contains forward-looking statements regarding our business and expected future performance as well as assumptions underlying or relating to such statements of expectation, all of which are “forward looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. We are subject to many risks and uncertainties that may materially affect our business and future performance and cause those forward-looking statements to be inaccurate. Words such as “expects,” “anticipates,” “intends,” “plans,” “believes,” “forecasts,” “estimates,” “seeks,” “may result in,” “focused on,” “continue to,” and similar expressions often identify forward-looking statements. In this report, forward-looking statements include, without limitation, statements regarding the following:

•	Our expectations and beliefs regarding future financial results;
•	Our expectations regarding partners, renewal of contracts with these partners and the anticipated timing and magnitude of revenue from programs with these partners;
•	Our ability to successfully license, implement and support our Support.com Cloud offering (Nexus);
•	Our expectations regarding sales of our end-user software products, and our ability to source, develop and distribute enhanced versions of these products;
•	Our ability to successfully monetize customers who receive free versions of our end-user software products;
•	Our ability to expand and diversify our customer base;
•	Our ability to execute effectively in the SMB market;
•	Our ability to offer subscriptions to our services in a profitable manner;
•	Our expectations regarding our ability to deliver technology services efficiently and through arrangements that are profitable, including both in SKU-based and time-based pricing models and other pricing models we may employ;
•	Our ability to attract and retain qualified management and employees;
•	Our ability to hire, train, manage and retain technology specialists in a home-based model in quantities sufficient to meet forecast requirements, and our ability to continue to enhance the flexibility of our staffing model;
•	Our ability to match staffing levels with service volume in a cost-effective manner;
•	Our ability to manage contract labor as a component of our workforce;
•	Our ability to operate successfully in a time-based billing model;
•	Our ability to adapt to changes in the market for technology support services;
•	Our ability to manage sales costs in programs where we are responsible for sales;
•	Our ability to successfully manage advertising costs associated with our end-user software products;

•	Our beliefs and expectations regarding the introduction of new services and products, including additional cloud applications, software products and service offerings for devices beyond computers and routers;
•	Our expectations regarding revenues, cash flows expenses, including cost of revenue, sales and marketing, research and development efforts, and administrative expenses, and profits;
•	Our assessment of seasonality, mix of revenue, and other trends for our business and the business of our partners;
•	Our ability to deliver projected levels of profitability;
•	Our expectations regarding the costs and other effects of acquisition and disposition transactions;
•	Our expectations regarding unit volumes, pricing and other factors in the market for computers and other technology devices, and the effects of such factors on our business;
•	Our ability to successfully operate in markets that are subject to extensive regulation, such as support for home security systems;
•	Our expectations regarding the results of pending, threatened or future litigation;
•	Actions of activist investors and the cost and disruption caused in responding to the actions;
•	The assumptions underlying our Critical Accounting Policies and Estimates, including our assumptions regarding revenue recognition; assumptions used to estimate the fair value of stock-based compensation; assumptions used to estimate self-insurance accruals; assumptions regarding the impairment of goodwill and intangible assets; and expected accounting for income taxes; and
•	The expected effects of the adoption of new accounting standards.

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

Through the fourth quarter of 2013, we delivered six consecutive quarters of profitability. Since then we have sustained significant changes in our largest partner program that materially affect our revenue and margins. We also are making significant investments in support of our Support.com Cloud offering (Nexus), and expect to continue to experience periods of losses in the future. If we fail to achieve revenue growth as a result of our additional investments and efforts, or if such revenue growth does not result in our achieving profitability, the market price of our common stock will likely decline. Future losses will likely continue to result in usage of cash to fund our operating activities and a corresponding reduction in our cash balance.

Our business is based on a relatively new and evolving business model.

We are executing a plan to grow our business by providing technology support services, licensing our Support.com Cloud (Nexus) applications, and providing end-user consumer software products. We may not be able to offer these services and software products successfully. Our technology specialists are generally home-based, which requires a high degree of coordination and quality control of employees working from diverse and remote locations. We have been experiencing financial losses in our business and we expect to use cash and incur losses in the future to support our growth initiatives. Our investments, which typically are made in advance of revenue, may not yield increased revenue to offset these expenses. As a result of these factors, the future revenue and income potential of our business is uncertain. Any evaluation of our business and our prospects must be considered in light of these factors and the risks and uncertainties often encountered by companies in our stage of development. Some of these risks and uncertainties relate to our ability to do the following:

•	Maintain our current relationships and service programs, and develop new relationships, with service partners and licensees of our Support.com Cloud offering (Nexus) on acceptable terms or at all;
•	Reach prospective customers for our software products in a cost-effective fashion;
•	Reduce our dependence on a limited number of partners for a substantial majority of our revenue;
•	Successfully license and grow our revenue related to Support.com Cloud offering (Nexus);
•	Attract and retain qualified management and employees in competitive markets for talent;
•	Hire, train, manage and retain our home-based technology specialists and enhance the flexibility of our staffing model in a cost-effective fashion and in quantities sufficient to meet forecast requirements;
•	Manage substantial headcount changes over short periods of time;
•	Manage contract labor efficiently and effectively;
•	Meet revenue targets;
•	Maintain gross and operating margins;
•	Match staffing levels with demand for services and forecast requirements;
•	Obtain bonuses and avoid penalties in contractual arrangements;
•	Operate successfully in a time-based pricing model;
•	Operate effectively in the SMB market;
•	Offer subscriptions to our services in a profitable manner;
•	Successfully introduce new, and adapt our existing, services and products for consumers and businesses;
•	Respond effectively to changes in the market for technology support services;
•	Respond effectively to changes in the online advertising markets in which we participate;
•	Respond effectively to competition;
•	Respond to changes in macroeconomic conditions as they affect our and our partners’ operations;
•	Realize benefits of any acquisitions we make;
•	Adapt to changes in the markets we serve, including the decline in sales of personal computers, the proliferation of tablets and other mobile devices and the introduction of new devices into the connected home and the “Internet of Things”;
•	Adapt to changes in our industry, including consolidation;
•	Respond to government regulations relating to our current and future business;
•	Manage and respond to present, threatened, and future litigation and actions by activist shareholders; and
•	Manage our expanding operations and implement and improve our operational, financial and management controls.

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

Several factors that have contributed or may in the future contribute to fluctuations in our operating results include:

•	Demand for our services and products;
•	The performance of our partners;
•	Change in or discontinuance of our principal programs with partners;
•	Our reliance on a small number of partners for a substantial majority of our revenue;
•	Instability or decline in the global macroeconomic climate and its effect on our and our partners’ operations;
•	Our ability to successfully license and grow revenue related to our Support.com Cloud offering (Nexus);
•	The availability and cost-effectiveness of advertising placements for our software products and our ability to respond to changes in the online advertising markets in which we participate;
•	Our ability to serve the SMB market;
•	Our ability to attract and retain qualified management and employees in competitive markets;
•	The efficiency and effectiveness of our technology specialists;
•	Our ability to effectively match staffing levels with service volumes on a cost-effective basis;
•	Our ability to manage contract labor;
•	Our ability to hire, train, manage and retain our home-based technology specialists and enhance the flexibility of our staffing model in a cost-effective fashion and in quantities sufficient to meet forecast requirements;
•	Our ability to manage substantial headcount changes over short periods of time;
•	Our ability to manage sales costs in programs where we are responsible for sales;
•	Our ability to operate successfully in a time-based pricing model;
•	Our ability to attract and retain partners;
•	The price and mix of products and services we or our competitors offer;
•	Pricing levels and structures in the market for technology support services;
•	Our ability to successfully monetize customers who receive free versions of our consumer software;
•	Usage rates on the subscriptions we offer;
•	The rate of expansion of our offerings and our investments therein;
•	Changes in the markets for computers and other technology devices relating to unit volume, pricing and other factors, including changes driven by declines in sales of personal computers and the growing popularity of tablets, and other mobile devices and the introduction of new devices into the connected home;
•	Our ability to adapt to our customers’ needs in a market space defined by frequent technological change;
•	The amount and timing of operating costs and capital expenditures in our business;

•	Diversion of management’s attention from other business concerns, incurrence of costs and disruption of our ongoing business activities as a result of acquisitions or divestitures by us or actions of activist shareholders;
•	Costs related to the defense and settlement of litigation which can also have an additional adverse impact on us because of negative publicity, diversion of management resources and other factors;
•	Potential losses on investments, or other losses from financial instruments we may hold that are exposed to market risk; and
•	The exercise of judgment by our management in making accounting decisions in accordance with our accounting policies.

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

If we cannot meet Nasdaq’s continuing listing requirements and Nasdaq rules, Nasdaq may delist our securities, which could negatively affect us, the price of our securities and your ability to sell our securities.

Although our shares are currently listed on Nasdaq, we may not be able to meet the continued listing requirements of Nasdaq, which require, among other things, a minimum bid price of $1.00 per share for common shares listed on the exchange. Our stock has closed below $1.00 for over 30 consecutive business days during the first quarter of 2016. On February 18, 2016, we received a letter from Nasdaq indicating that Nasdaq listing rules require a minimum bid price of $1 per share, and based on the closing price for the 30 consecutive trading days preceding February 18, 2016 (from January 5, 2016 to February 17, 2016), we no longer meet this requirement. The letter from Nasdaq further noted that we would have 180 days to regain compliance and that if the closing bid price of our securities is at least $1 for a minimum of 10 consecutive business days, they would provide us written notification of compliance. While we will consider implementation of customary options, including a reverse stock split, if our common stock does not trade at a level that regains compliance, if we do not seek such options or if our efforts are unsuccessful and we are unable to satisfy the Nasdaq criteria for maintaining our listing, our securities could be subject to delisting. As a consequence of any such delisting, our shareholders would likely find it more difficult to dispose of, or to obtain accurate quotations as to the prices of our securities. In the event of a delisting, we would expect to seek to take actions to restore our compliance with Nasdaq’s listing requirements, but we can provide no assurance that any such action taken by us would allow our common stock to become listed again, stabilize the market price or improve the liquidity of our common stock or prevent our common stock from dropping below the Nasdaq minimum bid price requirement in the future. If Nasdaq decides to delist our common stock from trading on its exchange, we could face significant material adverse consequences including:

•	a limited availability of market quotations for our securities;
•	a limited amount of news and analyst coverage for our company;
•	a decreased ability to issue additional securities or obtain additional financing in the future.

Because a small number of partners have historically accounted for, and for the foreseeable future will account for, the substantial majority of our revenue, under-performance of specific programs or loss of certain partners or programs could decrease our revenue substantially.

For the three months ended December 31, 2015, Comcast and Office Depot accounted for 66% and 15%, respectively, of our total revenue. For the twelve months ended December 31, 2015, Comcast and Office Depot accounted for 68% and 15% of our total revenue. The loss of these or other significant relationships, the change of the terms or terminations of our arrangements with any of these firms, the reduction or discontinuance of programs with any of these firms, or the failure of any of these firms to achieve their targets has in the past adversely affected, and could in the future adversely affect our business. For example, we have experienced in past quarters, and may experience in future quarters, reductions in our call volume and revenue resulting from Comcast’s efforts to improve its Wireless Gateway customer experience. Generally, the agreements with our partners do not require them to conduct any minimum amount of business with us, and therefore they have decided in the past and could decide at any time in the future to reduce or eliminate their programs or the use of our services in such programs. They may also enter into multi-sourcing arrangements with other vendors for services previously provided exclusively by us. Further, we may not successfully obtain new partners or customers. There is also the risk that, once established, our programs with these and other partners may take longer than we expect to produce revenue or may not produce revenue at all, and the revenue produced may not be profitable if the costs of performing under the program are greater than anticipated or the program terminates before up-front investments can be recouped. One or more of our key partners may also choose not to renew their relationship with us, discontinue certain programs, offer them only on a limited basis or devote insufficient time and attention to promoting them to their customers. Some of our key partners may prefer not to work with us if we also partner with their competitors. If any of these key partners merge with one of their competitors (as occurred with Office Depot and OfficeMax in 2013), all of these risks could be exacerbated.

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

Our Support.com Cloud offering (Nexus)is in its early stages and failure to market, sell and develop the offering effectively and competitively could result in a lack of growth.

A number of competitive offerings exist in the market, providing various feature sets that may overlap with our Support.com Cloud offering (Nexus) today or in the future. Some competitors in this market far exceed our spending on sales and marketing activities and benefit from greater existing brand awareness, channel relationships and existing customer relationships. We may not be able to reach the market effectively and adequately or convey our differentiation as needed to grow our customer base. To reach our target market effectively, we may be required to continue to invest substantial resources in sales and marketing and research and development activities, which could have a material adverse effect on our financial results. In addition, if we fail to develop and maintain competitive features, deliver high-quality products and satisfy existing customers, our Support.com Cloud offering (Nexus) could fail to grow. Growth in Support.com Cloud (Nexus) license revenue also depends on scaling our multi-tenant technology flexibly and cost-effectively to meet changing customer demand. Disruptions in infrastructure operations as described below could impair our ability to deliver our Support.com Cloud offering (Nexus) to customers, thereby affecting our reputation with existing and prospective customers and possibly resulting in monetary penalties or financial losses.

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

Reductions in unit volumes of sales for computers and other devices we support, or in the prices of such equipment, could adversely affect our business. We offer both services that are attached to the sales of new computers and other devices, and services designed to fix existing computers and other devices. Declines in the unit volumes sold of these devices or declines in the pricing of such devices could adversely affect demand for our services or our revenue mix, either of which would harm our operating results. Further, we do not support all types of computers and devices, meaning that we must select and focus on certain operating systems and technology standards for computers, tablets, smart phones, and other devices. We may not be successful in supporting new devices in the connected home and “Internet of Things,” and consumers and SMBs may prefer equipment we do not support, which may decrease the market for our services and products if customers migrate away from platforms we support. In addition, the structures and pricing models for programs in the technology support services market may change in ways that reduce our revenues and our margins.

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

We depend on the continuing operation of our information technology and communication systems and those of our third-party service providers. Any damage to or failure of those systems could result in interruptions in our service, which could reduce our revenues and damage our reputation. The technology we use to serve partners and the Support.com Cloud offering (Nexus) we license are hosted at a third-party facility located in the United States, and we use a separate, independent third-party facility in the United States for emergency back-up and failover services in support of the hosted site. These two facilities are operated by unrelated publicly held companies specializing in operating such facilities, and we do not control the operation of these facilities. These facilities may experience unplanned outages and other technical difficulties in the future, and are vulnerable to damage or interruption from fires, floods, earthquakes, telecommunications and connectivity failures, power failures, and similar events. These facilities are also subject to risks from vandalism, break-ins, intrusion, and other malicious attacks. Despite substantial precautions taken, such as disaster recovery planning and back-up procedures, a natural disaster, act of terrorism or other unanticipated problem could cause a loss of information and data and lengthy interruptions in the availability of our services and technology platform offerings, as our backup systems may not be able to meet our needs for an extended period of time. We rely on hosted systems maintained by third-party providers to deliver technology services and our Support.com Cloud (Nexus) service which is delivered in a “SaaS” model to customers, including taking customer orders, handling telecommunications for customer calls, tracking sales and service delivery and making platform functionality available to customers. Any interruption or failure of our internal or external systems could prevent us or our service providers from accepting orders and delivering services, or cause company and consumer data to be unintentionally disclosed. Our continuing efforts to upgrade and enhance the security and reliability of our information technology and communications infrastructure could be very costly, and we may have to expend significant resources to remedy problems such as a security breach or service interruption. Interruptions in our services resulting from labor disputes, telephone or Internet failures, power or service outages, natural disasters or other events, or a security breach could reduce our revenue, increase our costs, cause customers and partners and licensees to fail to renew or to terminate their use of our offerings, and harm our reputation and our ability to attract new customers. We maintain insurance programs with highly rated carriers using policies that are designed for businesses in the technology sector and that expressly address, among other things, cyber-attacks and potential harm resulting from incidents such as data privacy breaches; but depending on the type of damages, the amount, and the cause, all or part of any financial losses experienced may be excluded by the policies resulting in material financial losses for us.

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

We have made acquisitions in the past and may make additional acquisitions in the future. We may not be able to identify suitable acquisition candidates at prices we consider appropriate. If we do identify an appropriate acquisition candidate, we may not be able to successfully negotiate the terms of the acquisition. Our management may not be able to effectively implement our acquisition program and internal growth strategy simultaneously. The integration of acquisitions involves a number of risks and presents financial, managerial and operational challenges. We may have difficulty, and may incur unanticipated expenses related to, integrating management and personnel from these acquired entities with our management and personnel. Our failure to identify, consummate or integrate suitable acquisitions could adversely affect our business and results of operations. We cannot readily predict the timing, size or success of our future acquisitions. Even successful acquisitions could have the effect of reducing our cash balances. Acquisitions could involve a number of other potential risks to our business, including the following, any of which could harm our business results:

•	Unanticipated costs and liabilities and unforeseen accounting charges or fluctuations;
•	Delays and difficulties in delivery of services and products;
•	Failure to effectively integrate or separate management information systems, personnel, research and development, marketing, sales and support operations;
•	Loss of key employees;
•	Economic dilution to gross and operating profit;
•	Diversion of management’s attention from other business concerns and disruption of our ongoing business;
•	Difficulty in maintaining controls and procedures;
•	Uncertainty on the part of our existing customers about our ability to operate after a transaction;
•	Loss of customers;
•	Loss of partnerships;
•	Inability to execute our growth plans;
•	Declines in revenue and increases in losses;
•	Declines in cash balances as a result of cash usage on any acquisition;
•	Failure to realize the potential financial or strategic benefits of the acquisition or divestiture; and
•	Failure to successfully further develop the combined or remaining technology, resulting in the impairment of amounts recorded as goodwill or other intangible assets.

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

Certain software and services we provide, including our Support.com Cloud (Nexus) applications, enable remote access to and control of third-party computer systems and devices. We generally are not able to control how such access may be used or misused by licensees of our SaaS offerings. If our software is used by others to commit fraud or other illegal acts, including, but not limited to, violating data privacy laws, proliferating computer files that contain a virus or other harmful elements, interfering or disrupting third-party networks, infringing any third party’s copyright, patent, trademark, trade secret or other rights, transmitting any unlawful, harassing, libelous, abusive, threatening, vulgar, obscene or otherwise objectionable material, or committing unauthorized access to computers, devices, or protected information, third parties may seek to hold us legally liable. As a result, defending such claims could be expensive and time-consuming regardless of the merits, and we could incur significant liability or be required to undertake expensive preventive or remedial actions. As a result, our operating results may suffer and our reputation may be damaged.

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

Our business involves direct sale and licensing of services and software to consumers and SMBs, and we typically include customary indemnification provisions in favor of our partners in our agreements for the distribution of our services and software. As a result we can be subject to consumer litigation and legal proceedings related to our services and software, including putative class action claims and similar legal actions. As our employee count grows and consists mostly of hourly (“non-exempt”) employees working from home, we can also be subject to employee litigation and legal proceedings related to our employment practices attempted on a class or representative basis. Such litigation can be expensive and time-consuming regardless of the merits of any action, and could divert management’s attention from our business. The cost of defense can be large as can any settlement or judgment in an action. The outcome of any litigation is uncertain and could significantly impact our financial results. Regardless of outcome, litigation can have an adverse impact on us because of defense costs, negative publicity, diversion of management resources and other factors.

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

Goodwill and identifiable intangible assets were recorded in part due to our acquisition of substantially all of the assets and liabilities of YourTechOnline.com in May 2008, our acquisition of substantially all of the assets of Xeriton Corporation in December 2009, our acquisition of certain assets and assumed liabilities of SUPERAntiSpyware in June 2011 and our acquisition of certain assets and assumed liabilities of RightHand IT Corporation in January 2012. We also have certain intangible assets with indefinite lives. We assess the impairment of goodwill and indefinite lived intangible assets annually or more often (as occurred during 2015;

see Note 1 in the accompanying consolidated financial statements for additional information on our goodwill impairment) if events or changes in circumstances indicate that the carrying value may not be recoverable. We assess the impairment of acquired product rights and other finite lived intangible assets whenever events or changes in circumstances indicate that its carrying amount may not be recoverable. If an impairment of our long-lived assets occurs, we will incur non-cash impairment charges.

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

Delaware law and our certificate of incorporation and bylaws contain anti-takeover provisions, and our Board of Directors adopted a short-term stockholder rights agreement, any of which could delay or discourage takeover attempts that some stockholders may consider favorable.

Delaware law and our certificate of incorporation and amended and restated bylaws contain certain provisions, and our Board of Directors adopted a short-term stockholder rights agreement with an expiration date of October 10, 2016, any of which could render more difficult, or discourage a merger, tender offer, or assumption of control of the Company that is not approved by our Board of Directors that some stockholders may consider favorable. The rights agreement, however, should not interfere with any merger, tender or exchange offer or other business combination approved by our Board of Directors. Nor does the rights agreement prevent our Board of Directors from considering any offer that it considers to be in the best interest of the Company’s stockholders.

ITEM 1B.	UNRESOLVED STAFF COMMENTS.

Not applicable.

ITEM 2.	PROPERTIES.

Our corporate headquarters is located in Redwood City, California, where we sublease an office facility of approximately 21,620 square feet. The sublease agreement will expire on February 18, 2017. We are in the process of evaluating an expansion of our corporate headquarters to support the growth of the business. We also lease office facilities in Eugene, Oregon (for which the lease agreement will expire on December 31, 2017) and Louisville, Colorado (for which the lease agreement expired on January 31, 2016 and was renewed in 2016 for one year). In addition, we lease an office in Bangalore, India with 6,838 square feet for which the lease will expire on August 31, 2021.

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

Guarantees

We have identified guarantees in accordance with ASC 450, Contingencies. This guidance stipulates that an entity must recognize an initial liability for the fair value, or market value, of the obligation it assumes under the guarantee at the time it issues such a guarantee, and must disclose that information in its interim and annual financial statements. We have entered into various service level agreements with our partners, in which we may guarantee the maintenance of certain service level thresholds. Under some circumstances, if we do not meet these thresholds, we may be liable for certain financial costs. We evaluate costs for such guarantees under the provisions of ASC 450. We consider such factors as the degree of probability that we would be required to satisfy the liability associated with the guarantee and the ability to make a reasonable estimate of the resulting cost. We incurred zero costs as a result of such obligations during the years ended December 31, 2015 and 2014. We have not accrued any liabilities related to such obligations in the consolidated financial statements as of December 31, 2015 and 2014.

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

Market of Common Stock

Our common stock has been traded publicly on the Nasdaq Global Select Market (“Nasdaq”) under the symbol “SPRT” since July 19, 2000. Before July 19, 2000, there was no public market for our common stock. The following table sets forth the highest and lowest sale price of our common stock for the quarters indicated:

	Low	High
Fiscal Year 2015:
First Quarter	$1.56	$2.08
Second Quarter	$1.38	$1.82
Third Quarter	$1.09	$1.41
Fourth Quarter	$0.97	$1.27
Fiscal Year 2014:
First Quarter	$2.40	$3.87
Second Quarter	$2.21	$2.71
Third Quarter	$2.16	$2.81
Fourth Quarter	$1.90	$2.30

Holders of Record

As of February 29, 2016, there were approximately 113 holders of record of our common stock (not including beneficial holders of stock held in street name).

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

Stock Price Performance Graph

The following graph illustrates a comparison of the cumulative total stockholder return (change in stock price plus reinvested dividends) of the Company’s Common Stock and the CRSP Total Return Index for the Nasdaq U.S. Stocks (the “Nasdaq Composite Index”) and Nasdaq Computer and Data Processing Services Index from December 31, 2010 through December 31, 2015. The graph assumes that $100 was invested on December 31, 2010 in us, the Nasdaq Composite Index and the Nasdaq Computer and Data Processing Services Index and that all dividends were reinvested. No cash dividends have been declared or paid on our common stock. Our common stock has been traded on the Nasdaq since July 19, 2000. The comparisons in the table are required by the SEC and are not intended to forecast or be indicative of possible future performance of our common stock.

COMPARISON OF CUMULATIVE TOTAL RETURN AMONG
SUPPORT.COM, INC.,
THE NASDAQ COMPOSITE INDEX, AND
THE NASDAQ COMPUTER INDEX

CUMULATIVE TOTAL RETURN AT PERIOD END

	12/31/10	12/30/11	12/31/12	12/31/13	12/31/14	12/31/15
Support.com, Inc.	$100.00	$34.72	$64.35	$58.49	$32.56	$15.59
Nasdaq Composite Index	$100.00	$98.20	$113.82	$157.44	$178.53	$188.75
Nasdaq Computer Index	$100.00	$100.49	$113.03	$149.13	$178.78	$189.94

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

Support.com is a leading provider of cloud-based software and services for technology support. In June 2009, we sold our legacy Enterprise software business to Consona Corporation and focused our efforts purely on the consumer and SMB markets for technology services, and, more recently, our Support.com Cloud offering (Nexus). Therefore, our audited consolidated financial statements, accompanying notes and other information provided in this Form 10-K reflect the Enterprise business as a discontinued operation for all periods presented in accordance with ASC 360, Accounting for the Impairment or Disposal of Long-Lived Assets. The Company currently reports its operations as a single operating segment.

The information set forth below is not necessarily indicative of results of future operations and should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the consolidated financial statements and related notes included in Items 7 and 8 of Part II of this Report.

	Year Ended December 31,
	2015(1)	2014(1)	2013(1)	2012	2011
	(In thousands, except per share data)
Consolidated Statements of Operations Data:
Revenue:
Services	$72,151	$77,272	$74,867	$57,622	$37,248
Software and other	5,182	5,719	13,296	14,332	16,591
Total revenue	77,333	82,991	88,163	71,954	53,839
Cost of revenue:
Cost of services	61,439	60,606	43,208	37,343	29,919
Cost of software and other	536	840	1,172	1,421	1,744
Total cost of revenue	61,975	61,446	44,380	38,764	31,663
Gross profit	15,358	21,545	43,783	33,190	22,176
Operating expenses:
Research and development	6,957	5,078	5,735	6,773	6,057
Sales and marketing	8,545	7,206	14,599	18,285	21,791
General and administrative	13,011	11,320	11,376	12,234	12,005
Amortization of intangible assets and other	1,069	1,091	1,321	1,522	866
Goodwill impairment	14,240	—	—	—	—
Total operating expenses	43,822	24,695	33,031	38,814	40,719
Income (loss) from operations	(28,464)	(3,150)	10,752	(5,624)	(18,543)
Interest income and other, net	430	294	369	297	455
Income (loss) from continuing operations, before income taxes	(28,034)	(2,856)	11,121	(5,327)	(18,088)
Income tax provision	(965)	740	772	208	401
Income (loss) from continuing operations, after income taxes	(27,069)	(3,596)	10,349	(5,535)	(18,489)
Income (loss) from discontinued operations, after income taxes	28	113	34	111	(151)
Net income (loss)	$(27,041)	$(3,483)	$10,383	$(5,424)	$(18,640)
Basic earnings (loss) per share:
Continuing operations, after income taxes	$(0.50)	$(0.07)	$0.20	$(0.11)	$(0.39)
Discontinued operations, after income taxes	0.00	0.01	0.00	0.00	(0.00)
Basic net earnings (loss) per share	$(0.50)	$(0.06)	$0.20	$(0.11)	$(0.39)
Diluted earnings (loss) per share:
Continuing operations, after income taxes	$(0.50)	$(0.07)	$0.19	$(0.11)	$(0.39)
Discontinued operations, after income taxes	0.00	0.01	0.00	0.00	(0.00)
Diluted net earnings (loss) per share	$(0.50)	$(0.06)	$0.19	$(0.11)	$(0.39)
Shares used in computing per share amounts:
Basic	54,548	53,834	51,553	48,798	48,288
Diluted	54,548	53,834	53,825	48,798	48,288
(1)	Certain amounts in the consolidated financial statements for the year ended December 31, 2013, as well as in the condensed consolidated financial statements for the first and second quarters of 2014, have been reclassified to conform to the current period’s presentation. Please see Note 1 in Notes to the Consolidated Financial Statements for further discussion on Financial Statement Reclassification.

	December 31,
	2015	2014	2013	2012	2011
	(in thousands)
Consolidated Balance Sheet Data:
Cash, cash equivalents and investments	$65,734	$73,793	$72,357	$56,350	$53,013
Working capital	$67,873	$79,758	$77,973	$54,758	$51,168
Total assets	$81,492	$107,987	$106,899	$88,259	$84,996
Long-term obligations	$792	$2,201	$1,804	$1,456	$1,575
Accumulated deficit	$(186,514)	$(159,473)	$(155,990)	$(166,373)	$(160,949)
Total stockholders’ equity	$71,346	$95,721	$95,396	$74,163	$71,335

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

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

Overview

Support.com, Inc. is a leading provider of cloud-based software and services that enable technology support for a connected world. Support.com is the choice of leading communications providers, top retailers, and other important brands in software, consumer and business electronics, and connected technology.

Our technology support services programs help leading brands create new revenue streams and deepen customer relationships. We offer turnkey, outsourced support services for service providers, retailers, IoT (Internet of Things) solution providers and technology companies. Our technology support services programs are designed for both the consumer and SMB markets, and include computer and mobile device set-up, security and support, virus and malware removal, wireless network set-up, and home security and automation system support. Most of our technology specialists work from their homes rather than in brick-and-mortar facilities. We are compensated for our services on a per-incident, per-subscription or labor rate basis.

Our Support.com Cloud offering (“Nexus®”) is a software-as-a-service (“SaaS”) solution for companies to optimize support interactions with their customers using their own or third party support personnel. The solution enables companies to quickly resolve complex technology issues for their customers, boosting support agent productivity, providing ease of use for customer self-service, and dramatically improving the customer experience.

Total revenue for the year ended December 31, 2015 decreased by $5.7 million, or 7%, from 2014. Revenue from services decreased by $5.1 million, or 7%, from 2014. The decrease in service revenue was mainly due to 1) a decrease in the Comcast Wireless Gateway program due to call volume declines, which was somewhat offset by an increase in the Xfinity Home program due to a full year of contribution and program growth, 2) a decrease in Office Depot revenue primarily as a result of price reductions provided at the time of the 2014 contract extension and 3) other fluctuations in various programs due to market conditions. Revenue from software and other decreased by $0.5 million, or 9%, from 2014 primarily due to expirations of subscriptions exceeding new subscriptions.

Cost of services for the year ended December 31, 2015 increased by 1% from 2014 primarily as a result of an increase in technology specialists primarily to support new program launches. Cost of software and other for the year ended December 31, 2015 decreased by 36% year-over-year due to lower sales of end-user software products. Total gross margin declined from 26% to 20% year-over-year due to a higher percentage of revenue generated by the lower margin Comcast home networking support bundle program and Comcast Xfinity home program and costs associated with new program launches.

Operating expenses for the year ended December 31, 2015 increased by 77% from 2014. Included in operating expenses was an impairment charge of $14.2 million related to the write-off of goodwill, accounting for 74% of the increase. We expect to increase research and development and sales and marketing investment related to our Support.com Cloud offering (Nexus) during 2016.

Our key goals for 2016 are to increase SaaS revenue from our Support.com Cloud offering (Nexus), to expand existing service programs, to launch service programs with new partners, and to improve service delivery efficiency. We will also execute on our product roadmap to provide automation and analytics that enable companies to deliver superior technology issue resolution while improving both the customer experience and operational performance.

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

Critical Accounting Policies and Estimates

In preparing our consolidated financial statements in conformity with generally accepted accounting principles in the United States, we make assumptions, judgments and estimates that can have a significant impact on our revenue and operating results, as well as on the value of certain assets and liabilities on our consolidated balance sheet. We base our assumptions, judgments and estimates on historical experience and various other factors that we believe to be reasonable under the circumstances. Actual results could differ materially from these estimates under different assumptions or conditions. On a regular basis we evaluate our assumptions, judgments and estimates and make changes accordingly. We believe that the assumptions, judgments and estimates involved in the accounting for revenue recognition, fair value measurements, purchase accounting in business combinations, self-insurance accruals, accounting for goodwill and other intangible assets, stock-based compensation and accounting for income taxes have the greatest potential impact on our consolidated financial statements, so we consider these to be our critical accounting policies. We discuss below the critical accounting estimates associated with these policies. For further information on the critical accounting policies, see Note 1 of our Notes to Consolidated Financial Statements.

Revenue Recognition

Our revenue recognition policy is one of our critical accounting policies because revenue is a key component of our results of operations, and revenue recognition is based on complex rules which require us to make judgments. In accordance with the provisions of ASC 605, Revenue Recognition, we recognize revenue only when all of the following criteria are met: (i) persuasive evidence of an arrangement exists, (ii) delivery has occurred, (iii) collection is considered probable, and (iv) the fees are fixed or determinable. We do not record revenue on sales transactions when the collection of cash is in doubt at the time of sale, and we use management judgment in determining collectability. From time to time, we may enter into agreements which involve us making payments to our partners. We use judgment in evaluating the treatment of such payments and in determining which portions of the consideration paid to customers should be recorded as contra-revenue and which should be recorded as an expense. We generally provide a refund period on services and end-user software products, and we employ judgment in determining whether a customer is eligible for a refund based on that customer’s specific facts and circumstances. Our Support.com Cloud (Nexus) agreements usually include service level thresholds under which we may be liable for certain financial costs. If our estimates and judgments on any of the foregoing are incorrect, our revenue for one or more periods may be incorrectly recorded. Please see Note 1 in Notes to the Consolidated Financial Statements for further discussion of our revenue recognition policies.

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

Accounting for Goodwill and Other Intangible Assets

We test goodwill for impairment annually on September 30 and whenever events or changes in circumstances indicate that the carrying value of the asset may not be recoverable in accordance with ASC 350, Intangibles - Goodwill and Other. Consistent with our assessment that we have only one reporting segment, we test goodwill for impairment at the entity level. We test goodwill using the two-step process required by ASC 350. In the first step, we compare the carrying value of the reporting unit to the fair value based on quoted market prices of our common stock. If the fair value of the reporting unit exceeds the carrying value, goodwill is not considered impaired and no further testing is required. If the carrying value exceeds the fair value, goodwill is potentially impaired and the second step of the impairment test must be performed. In the second step, we compare the implied fair value of the goodwill, as defined by ASC 350, to the carrying value to determine the impairment loss, if any. We performed our annual goodwill impairment tests on September 30, 2014, and 2013 and concluded that there was no impairment.

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

During the second and fourth quarter of 2015, based on various quantitative and qualitative factors which included, among others, the continuing decline in the Company’s market capitalization, the Company determined that sufficient indicators existed warranting a review of the future net cash flows expected to result from the use of the identifiable intangible assets and their eventual disposition. We determined that asset values were recoverable based on future estimated cash flows and concluded that there was no impairment.

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

Our deferred tax assets do not include excess tax benefits related to stock-based compensation post ASC 718 adoption. The total excess tax benefit component of our federal and state net operating loss carryforwards is $4.2 million as of December 31, 2015. Consistent with prior years, the excess tax benefit reflected in our net operating loss carryforwards will be accounted for as a credit to stockholders’ equity, if and when realized. In determining if and when excess tax benefits have been realized, we have elected to utilize the with-and-without approach with respect to such excess tax benefits.

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

Results of Operations

The following table presents certain Consolidated Statements of Operations data for the periods indicated as a percentage of total revenue:

	Year Ended December 31,
	2015	2014	2013
Revenue:
Services	93%	93%	85%
Software and other	7	7	15
Total revenue	100	100	100
Cost of revenue:
Cost of services	79	73	49
Cost of software and other	1	1	1
Total cost of revenue	80	74	50
Gross profit	20	26	50
Operating expenses:
Research and development	9	6	7
Sales and marketing	11	9	17
General and administrative	17	14	13
Amortization of intangible assets and other	1	1	1
Impairment of goodwill	19	—	—
Total operating expenses	57	30	38
Income (loss) from operations	(37)	(4)	12
Interest income and other, net	1	1	1
Income (loss) from continuing operations, before income taxes	(36)	(3)	13
Income tax provision	(1)	1	1
Income (loss) from continuing operations, after income taxes	(35)	(4)	12
Income from discontinued operations, after income taxes	0	0	0
Net income (loss)	(35)	(4)%	12%

Years Ended December 31, 2015, 2014, and 2013:

Revenue

($ in thousands)	2015	% Change 2014 to 2015	2014	% Change 2013 to 2014	2013
Services	$72,151	(7)%	$77,272	3%	$74,867
Software and other	5,182	(9)%	5,719	(57)%	13,296
Total revenue	$77,333	(7)%	$82,991	(6)%	$88,163

Services. Services revenue consists primarily of fees for technology services generated from our partners. We provide these services remotely, generally using service delivery personnel who utilize our proprietary technology to deliver the services. Services revenue is also comprised of the licensing of our Support.com Cloud (Nexus). Services revenue for the year ended December 31, 2015 decreased by $5.1 million from 2014. The decrease in revenue was mainly due to 1) a decrease in the Comcast Wireless Gateway program due to call volume declines, which was somewhat offset by an increase in the Xfinity Home program due to a full year of contribution and program growth, 2) a decrease in Office Depot revenue primarily as a result of price reductions provided at the time of the 2014 contract extension and 3) other fluctuations in various programs due to market conditions. For the year ended December 31, 2015, services revenue generated from our partnerships was $67.4 million compared to $70.9 million for 2014. For the year ended December 31, 2015, direct services revenue was $4.8 million compared to $6.4 million for 2014.

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

Software and other. Software and other revenue is comprised primarily of fees for end-user software products provided through direct customer downloads, and, to a lesser extent, through the sale of these software products via partners. Software and other revenue for the year ended December 31, 2015 decreased by $537,000 from 2014 due to expirations of subscriptions being greater than new subscriptions. For the year ended December 31, 2015, direct software and other revenue was $3.0 million compared to $3.2 million for 2014. For the year ended December 31, 2015, software and other revenue generated from our partnerships was $2.2 million compared to $2.5 million for 2014.

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

Revenue Mix

The components of revenue, expressed as a percentage of total revenue were:

	Year Ended December 31,
	2015	2014	2013
Services	93%	93%	85%
Software and other	7%	7%	15%
Total revenue	100%	100%	100%

We expect that services revenue will increase as a percentage of our total revenue and that software and other revenue will decrease as a percentage of our total revenue over the next year.

For the year ended December 31, 2015, Comcast and Office Depot accounted for 68% and 15%, respectively, of our total revenue. For the year ended December 31, 2014, Comcast and Office Depot accounted for 64% and 16%, respectively, of our total revenue. For the year ended December 31, 2013, Comcast accounted for 53% of our total revenue. Had the Office Depot and OfficeMax merger been effective throughout the year ended December 31, 2013, the combined entity would have accounted for 18% of our total revenue. No other customers accounted for 10% or more of our total revenue in any year presented. Revenue from customers outside the United States accounted for less than 1% of our total revenue in 2015, 2014, and 2013.

Cost of Revenue

($ in thousands)	2015	% Change 2014 to 2015	2014	% Change 2013 to 2014	2013
Cost of services	$61,439	1%	$60,606	40%	$43,208
Cost of software and other	$536	(36)%	840	(28)%	1,172
Total cost of revenues	$61,975	1%	$61,446	38%	$44,380

Cost of services. Cost of services consists primarily of compensation costs and contractor expenses for people providing services, technology and telecommunication expenses related to the delivery of services and other personnel-related expenses in service delivery. The increase of $833,000 in cost of services for the year ended December 31, 2015 compared to 2014 was mainly due to increases in wages and employee benefits in connection with the hiring of additional technology specialists primarily to support new program launches.

The increase of $17.4 million in cost of services for the year ended December 31, 2014 compared to 2013 was mainly due to increases in wages and employee benefits of $13.0 million and in direct technology costs of $1.3 million in connection with the hiring of additional technology specialists primarily for our home networking support bundle program and Xfinity home program with Comcast.

Cost of software and other. Cost of software and other fees consists primarily of third-party royalty fees for our end-user software products. Certain of these products were developed using third-party research and development resources, and the third party receives royalty payments on sales of products it developed. The decrease of $304,000 in cost of software and other for the year ended December 31, 2015 compared to 2014 was primarily due to lower sales of end-user software products. The decrease of $332,000 in cost of software and other for the year ended December 31, 2014 compared to 2013 was primarily due to lower sales of end-user software products driven by our decision to discontinue our largest advertising placements in the second half of 2013.

Operating expenses

($ in thousands)	2015	% Change 2014 to 2015	2014	% Change 2013 to 2014	2013
Research and development	$6,957	37%	$5,078	(11)%	$5,735
Sales and marketing	8,545	19%	7,206	(51)%	14,599
General and administrative	13,011	15%	11,320	(0)%	11,376
Amortization of intangible assets and other	1,069	(2)%	1,091	(17)%	1,321
Goodwill impairment	14,240	100%	—	—	—
Total operating expenses	$43,822	77%	$24,695	(25)%	$33,031

Research and development. Research and development expense consists primarily of compensation costs, third-party consulting expenses and related overhead costs for research and development personnel. Research and development costs are expensed as they are incurred. The increase of $1.9 million in research and development expense for the year ended December 31, 2015 compared to 2014 resulted primarily from increases in salary and wage related expenses due to an increase in headcount. The decrease of $657,000 in research and development expense for the year ended December 31, 2014 compared to 2013 resulted primarily from decreases in salary and employee related expenses including stock-based compensation expense due to a decrease in headcount.

Sales and marketing. Sales and marketing expense consists primarily of compensation costs of business development, program management and marketing personnel, as well as expenses for lead generation and promotional activities, including public relations, advertising and marketing. The increase of $1.3 million in sales and marketing expense for the year ended December 31, 2015 compared to 2014 resulted primarily from increases in salary and wage related expenses due to an increase in headcount.

The decrease of $7.4 million in sales and marketing expense for the year ended December 31, 2014 compared to 2013 resulted from our decision to discontinue our largest advertising placements in the second half of 2013.

General and administrative. General and administrative expense consists primarily of compensation costs and related overhead costs for administrative personnel and professional fees for legal, accounting and other professional services. The increase of $1.7 million in general and administrative expense for the year ended December 31, 2015 compared to 2014 resulted primarily from increases in salary and wage related expenses due to an increase in headcount as well in an increase in professional services.

General and administrative expense for the year ended December 31, 2014 compared to 2013 was consistent year-over-year.

Amortization of intangible assets and other. The amortization of intangible assets and other for the year ended December 31, 2015 was consistent year-over-year. The decrease of $230,000 in amortization of intangible assets and other for the year ended December 31, 2014 compared to 2013 was due to certain intangible assets becoming fully amortized as of the end of 2013.

Interest income and other, net

($ in thousands)	2015	% Change 2014 to 2015	2014	% Change 2013 to 2014	2013
Interest income and other, net	$430	46%	$294	(20)%	$369

Interest income and other, net. Interest income and other, net consists primarily of interest income on our cash, cash equivalents and short-term investments. The increase in interest income and other, net of $136,000 for the year ended December 31, 2015 compared to 2014 was primarily due to increased interest on our investments. The decrease in interest income and other, net of $75,000 for the year ended December 31, 2014 compared to 2013 was primarily due to a reversal of a previous legal accrual of $57,000 associated with a class-action lawsuit that was concluded in August 2013.

Income tax provision

($ in thousands)	2015	% Change 2014 to 2015	2014	% Change 2013 to 2014	2013
Income tax provision	$(965)	(230)%	$740	(4)%	$772

Income tax provision. The income tax provision (benefit) is comprised of estimates of current taxes due in domestic and foreign jurisdictions. For the year ended December 31, 2015, the income tax provision (benefit) primarily consisted of state income tax, foreign taxes, and tax benefit related to acquisition-related goodwill. For the year ended December 31, 2015, the income tax benefit consisted of $216,000 provision for foreign taxes, $1.2 million benefit for acquisition-related goodwill and $23,000 provision for state income tax. For the year ended December 31, 2014, the income tax provision primarily consisted of state income tax, foreign taxes, and tax expense related to the recording of a deferred tax liability that results from the amortization for income tax purposes of acquisition-related goodwill. For the year ended December 31, 2014, the income tax provision consisted of $422,000 for foreign taxes, $265,000 for amortization for income tax purposes of acquisition-related goodwill and $53,000 for state income tax. For the year ended December 31, 2013, the income tax provision consisted of $351,000 for foreign taxes, $265,000 for amortization for income tax purposes of acquisition-related goodwill and $156,000 for state income tax.

Liquidity and Capital Resources

Total cash, cash equivalents and short-term investments at December 31, 2015 and 2014 was $65.7 million and $73.8 million, respectively. Cash equivalents and short-term investments are comprised of money market funds, certificates of deposit, corporate notes and bonds, and U.S. government agency securities. The decrease in cash, cash equivalents and short-term investments in fiscal year 2015 was primarily due to cash used by operating activities.

Operating Activities

Net cash provided by (used in) operating activities was $(5.5) million for the year ended December 31, 2015, $1.5 million for the year ended December 31, 2014, and $10.2 million for the year ended December 31, 2013. Net cash provided by (used in) operating activities primarily reflects the net income (loss) for the period, adjusted for non-cash items such as stock-based compensation expense, amortization of intangible assets and other, amortization of premiums and discounts on investments, depreciation, warrant-related charges, and changes in operating assets and liabilities.

Net cash used in operating activities during 2015 was the result of a net loss for the period of $(27.0) million, adjusted for non-cash items totaling $17.8 million and changes in operating assets and liabilities of $3.7 million. Adjustment for non-cash items primarily consisted of goodwill impairment of $14.2 million, deferred tax benefits of $1.2 million, stock-based compensation expense of $2.9 million, amortization of intangible assets and other of $1.0 million, and amortization of premiums and discounts on investments of $467,000. Changes in operating assets and liabilities primarily consisted of a decrease in accounts receivable, net, of $4.6 million due to decreased revenues and increased collection efforts and a $(1.4) million decrease in accounts payable offset by a $1.1 million increase in other accrued liabilities due to the timing of payments and invoices received.

Net cash provided by operating activities during 2014 was the result of a net loss for the period of $(3.5) million, adjusted for non-cash items totaling $5.3 million and changes in operating assets and liabilities of $(351,000). Adjustment for non-cash items primarily consisted of stock-based compensation expense of $2.9 million, amortization of intangible assets and other of $1.1 million, and amortization of premiums and discounts on investments of $726,000. The changes in operating assets and liabilities primarily consisted of an increase in accounts receivable, net of $634,000 due to an increase in revenues, a decrease in deferred revenue of $632,000 due to a decrease in sales of services for which revenues are recognized ratably, offset by net increase in accounts payable, accrued compensation, other accrued liabilities and other long-term liabilities of $900,000 due to the timing of payments.

Net cash provided by operating activities during 2013 was the result of net income for the period of $10.4 million, adjusted for non-cash items totaling $7.1 million and changes in operating assets and liabilities of $(7.3) million. Adjustment for non-cash items primarily consisted of stock-based compensation expense of $3.5 million, amortization of intangible assets and other of $1.3 million, warrant-related charges of $777,000, and amortization of premiums and discounts on investments of $646,000. The changes in operating assets and liabilities primarily consisted of an increase in accounts receivable, net of $4.3 million due to an increase in revenues and a decrease in deferred revenue of $3.3 million due to a decrease in sales of services for which revenues are recognized ratably, offset by net increase in accounts payable, accrued compensation, other accrued liabilities and other long-term liabilities of $335,000 due to the timing of payments.

Investing Activities

Net cash provided by (used in) investing activities was $9.9 million for the year ended December 31, 2015, $(7.5) million for the year ended December 31, 2014, and $(19.4) million for the year ended December 31, 2013. Net cash provided by investing activities in 2015 was primarily due to purchases of investments of $(37.7) million and purchases of property and equipment of $(1.9) million offset by sales and maturities of investments of $49.5 million. Net cash used in investing activities in 2014 was primarily due to purchases of investments of $(63.5) million and purchases of property and equipment of $(231,000) offset by sales and maturities of investments of $56.3 million. Net cash used in investing activities in 2013 was primarily due to purchases of investments of $(61.8) million and purchases of property and equipment of $(221,000) offset by sales and maturities of investments of $42.6 million.

Financing Activities

Net cash provided by financing activities was $26,000 for the year ended December 31, 2015, $1.1 million for the year ended December 31, 2014, and $7.0 million for the year ended December 31, 2013. In 2015, cash generated by financing activities was primarily attributable to the purchase of $157,000 of common stock under employee stock purchase plans offset by a reduction of $(131,000) of treasury stock repurchases. In 2014, cash generated by financing activities was primarily attributable to the exercise of employee stock options and the purchase of common stock under employee stock purchase plans. Net cash provided by financing activities in 2013 was from the proceeds of exercises of employee stock options and the purchase of common stock under employee stock purchase plans of $11.0 million offset by the repurchase of shares of $(4.1) million.

Working Capital and Capital Expenditure Requirements

At December 31, 2015, we had stockholders’ equity of $71.3 million and working capital of $67.9 million. We believe that our existing cash balances will be sufficient to meet our working capital requirements for at least the next 12 months.

If we require additional capital resources to grow our business internally or to acquire complementary technologies and businesses at any time in the future, we may seek to sell additional equity or debt securities. The sale of additional equity could result in more dilution to our stockholders.

We plan to continue to make investments in our business during 2016. We believe these investments are essential to creating sustainable growth in our business in the future. Additionally, we may choose to acquire other businesses or complimentary technologies to enhance our product capabilities and such acquisitions would likely require the use of cash.

Contractual Obligations

The following table summarizes our contractual obligations at December 31, 2015 and the effect these contractual obligations are expected to have on our liquidity and cash flows in future periods (in thousands):

	Payments Due By Period
	Total	Less than 1 year	1 - 3 Years	More than 3 Years
Operating leases	$1,160	$588	$279	$293
Uncertain tax positions, including interest and penalties	614	241	118	255
	$1,774	$829	$397	$548

These obligations are for non-cancelable operating leases including our headquarters office and offices to carry out research and development and operations globally.

Off-Balance Sheet Arrangements

At December 31, 2015, we did not have any significant off-balance sheet arrangements, as defined in Item 303(a)(4)(ii) of Regulation S-K.

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

In April 2015, the FASB issued ASU 2015-05, Intangibles—Goodwill and Other—Internal-Use Software (Subtopic 350-40): Customer’s Accounting for Fees Paid in a Cloud Computing Arrangement. ASU 2015-05 provides guidance to customers about whether a cloud computing arrangement includes software. If a cloud computing arrangement includes a software license, the customer should account for the software license element of the arrangement consistent with the acquisition of other software licenses. If a cloud computing arrangement does not include a software license, the customer should account for the arrangement as a service contract. The new guidance does not change the accounting for a customer’s accounting for service contracts. ASU 2015-05 is effective for fiscal years, and interim reporting periods within those years, beginning after December 15, 2015 using either of two methods: (i) prospective to all arrangements entered into or materially modified after the effective date and represent a change in accounting principle; or (ii) retrospectively. We are currently evaluating the impact of the adoption of ASU 2015-05 on our consolidated financial statements.

In November 2015, the FASB issued ASU No. 2015-17, Balance Sheet Classification of Deferred Taxes (Topic 740), which simplifies the presentation of deferred income taxes. Under ASU 2015-17, deferred tax assets and liabilities are required to be classified as noncurrent, eliminating the prior requirement to separate deferred tax assets and liabilities into current and noncurrent. The new guidance is effective for the Company beginning on January 1, 2017, with early adoption permitted. The standard may be adopted prospectively or retrospectively to all periods presented. The Company is currently assessing the timing of adoption of the new guidance, but does not expect it will have a material impact on the Company’s Consolidated Financial Statements.

In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842), which provides guidance for accounting for leases. Under ASU 2016-02, the Company will be required to recognize the assets and liabilities for the rights and obligations created by leased assets. ASU 2016-02 is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018. We are currently evaluating the impact of the adoption of ASU 2016-02 on our consolidated financial statements.

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

As of December 31, 2015, we held $38.1 million in short-term investments (excluding cash and cash equivalents), which consisted primarily of government debt securities, corporate notes and bonds, and commercial paper. The weighted average interest rate of our portfolio was approximately 0.53% at December 31, 2015. A decline in interest rates over time would reduce our interest income from our investments. A hypothetical 10% increase or decrease in interest rates, however, would not have a material impact adverse effect on our financial condition.

Impact of Foreign Currency Rate Changes

The functional currencies of our international operating subsidiaries are the local currencies. We translate the assets and liabilities of our foreign subsidiaries at the exchange rates in effect on the balance sheet date. We translate their income and expenses at the average rates of exchange in effect during the period. We include translation gains and losses in the stockholders’ equity section of our consolidated balance sheets. We include net gains and losses resulting from foreign exchange transactions in interest income and other in our consolidated statements of operations. Since we translate foreign currencies (primarily Canadian dollars and Indian rupees) into U.S. dollars for a small portion of our operations, currency fluctuations have had an immaterial impact on our consolidated statements of operations. We have both revenue and expenses that are denominated in foreign currencies. Neither a weaker or stronger U.S. dollar environment would have a material impact on our consolidated statement of operations. The historical impact of currency fluctuations on our consolidated statements of operations has generally been immaterial. As of December 31, 2015, we did not engage in foreign currency hedging activities.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

SUPPORT.COM, INC.
INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders
Support.com, Inc.
Redwood City, California

We have audited the accompanying consolidated balance sheets of Support.com, Inc. as of December 31, 2015 and 2014 and the related consolidated statements of operations, comprehensive income (loss), stockholders’ equity, and cash flows for the years ended December 31, 2015 and 2014. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Support.com, Inc. at December 31, 2015 and 2014, and the results of its operations and its cash flows for the years ended December 31, 2015 and 2014, in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Support.com, Inc.’s internal control over financial reporting as of December 31, 2015, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) and our report dated March 7, 2016 expressed an unqualified opinion thereon.

/s/ BDO USA, LLP

San Jose, California
March 7, 2016

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders of
Support.com, Inc.

We have audited the accompanying consolidated balance sheet of Support.com, Inc. as of December 31, 2013, and the related consolidated statement of operations, comprehensive income (loss), stockholders’ equity, and cash flows for the year ended December 31, 2013. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Support.com, Inc. at December 31, 2013, and the consolidated results of its operations and its cash flows for the year ended December 31, 2013, in conformity with U.S. generally accepted accounting principles.

/s/ Ernst & Young LLP

San Francisco, California
March 7, 2014

SUPPORT.COM, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands except share and per share data)

	December 31,
	2015	2014
ASSETS
Current assets:
Cash and cash equivalents	$27,598	$23,354
Short-term investments	38,136	50,439
Accounts receivable, less allowance of $6 and $2 at December 31, 2015 and 2014, respectively	10,019	14,627
Prepaid expenses and other current assets	1,474	1,403
Total current assets	77,227	89,823
Property and equipment, net	1,989	417
Goodwill	—	14,240
Intangible assets, net	1,294	2,363
Other assets	982	1,144
Total assets	$81,492	$107,987
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$267	$1,625
Accrued compensation	2,768	2,792
Other accrued liabilities	4,135	3,029
Short-term deferred revenue	2,184	2,619
Total current liabilities	9,354	10,065
Long-term deferred revenue	102	72
Other long-term liabilities	690	2,129
Total liabilities	10,146	12,266
Commitments and contingencies (Note 5)
Stockholders’ equity:
Common stock; par value $0.0001, 150,000,000 shares authorized; 56,152,317 issued and 54,860,883 outstanding at December 31, 2015; 55,457,001 issued and 54,264,483 outstanding at December 31, 2014	5	5
Additional paid-in capital	265,324	262,253
Treasury Stock, at cost (1,291,434 shares at December 31, 2015 and 1,192,598 shares at December 31, 2014)	(5,167)	(5,036)
Accumulated other comprehensive loss	(2,302)	(2,028)
Accumulated deficit	(186,514)	(159,473)
Total stockholders’ equity	71,346	95,721
Total liabilities and stockholders’ equity	$81,492	$107,987

See accompanying notes.

SUPPORT.COM, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands except per share data)

	Year Ended December 31,
	2015	2014	2013
Revenue:
Services	$72,151	$77,272	$74,867
Software and other	5,182	5,719	13,296
Total revenue	77,333	82,991	88,163
Costs of revenue:
Cost of services	61,439	60,606	43,208
Cost of software and other	536	840	1,172
Total cost of revenue	61,975	61,446	44,380
Gross profit	15,358	21,545	43,783
Operating expenses:
Research and development	6,957	5,078	5,735
Sales and marketing	8,545	7,206	14,599
General and administrative	13,011	11,320	11,376
Amortization of intangible assets and other	1,069	1,091	1,321
Goodwill impairment	14,240	—	—
Total operating expenses	43,822	24,695	33,031
Income (loss) from operations	(28,464)	(3,150)	10,752
Interest income and other, net	430	294	369
Income (loss) from continuing operations, before income taxes	(28,034)	(2,856)	11,121
Income tax provision (benefit)	(965)	740	772
Income (loss) from continuing operations, after income taxes	(27,069)	(3,596)	10,349
Income from discontinued operations, after income taxes	28	113	34
Net income (loss)	$(27,041)	$(3,483)	$10,383

Basic earnings (loss) per share:
Continuing operations, after income taxes	$(0.50)	$(0.07)	$0.20
Discontinued operations, after income taxes	0.00	0.01	0.00
Basic net earnings (loss) per share	$(0.50)	$(0.06)	$0.20

Diluted earnings (loss) per share:
Continuing operations, after income taxes	$(0.50)	$(0.07)	$0.19
Discontinued operations, after income taxes	0.00	0.01	0.00
Diluted net earnings (loss) per share	$(0.50)	$(0.06)	$0.19

Shares used in computing basic net earnings (loss) per share	54,548	53,834	51,553
Shares used in computing diluted net earnings (loss) per share	54,548	53,834	53,825

See accompanying notes.

SUPPORT.COM, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(in thousands)

	Year Ended December 31,
	2015	2014	2013
Net income (loss)	$(27,041)	$(3,483)	$10,383

Other comprehensive income (loss):
Change in foreign currency translation adjustment	(236)	(117)	(357)
Change in net unrealized gain (loss) on investments	(38)	(37)	(16)
Other comprehensive income (loss)	(274)	(154)	(373)

Comprehensive income (loss)	$(27,315)	$(3,637)	$10,010

See accompanying notes.

SUPPORT.COM, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(in thousands except share data)

	Common Stock		Additional Paid-In Capital	Treasury Stock	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount
Balances at December 31, 2012	49,809,989	5	242,954	(922)	(1,501)	(166,373)	74,163
Net income	—	—	—	—	—	10,383	10,383
Other comprehensive loss	—		—	—	(373)	—	(373)
Stock-based compensation expense	—	—	3,481	—	—	—	3,481
Issuance of common stock upon exercise of stock options for cash and releases of RSUs	4,392,786	—	8,435	—	—	—	8,435
Issuance of common stock under employee stock purchase plan	79,221	—	290	—	—	—	290
Repurchase of common stock	(1,000,000)	—	2,320	(4,114)	—	—	(1,794)
Warrant-related charges	—	—	777	—	—	—	777
Utilized excess tax benefit	—	—	34	—	—	—	34
Balances at December 31, 2013	53,281,996	5	258,291	(5,036)	(1,874)	(155,990)	95,396
Net loss	—	—	—	—	—	(3,483)	(3,483)
Other comprehensive loss	—	—	—	—	(154)	—	(154)
Stock-based compensation expense	—	—	2,874	—	—	—	2,874
Issuance of common stock upon exercise of stock options for cash and releases of RSUs	864,954	—	874	—	—	—	874
Issuance of common stock under employee stock purchase plan	117,533	—	222	—	—	—	222
Utilized excess tax benefit	—	—	(8)	—	—	—	(8)
Balances at December 31, 2014	54,264,483	5	$262,253	$(5,036)	$(2,028)	$(159,473)	$95,721
Net loss	—	—	—	—	—	(27,041)	(27,041)
Other comprehensive loss	—	—	—	—	(274)	—	(274)
Stock-based compensation expense	—	—	2,914				2,914
Issuance of common stock upon exercise of stock options for cash and releases of RSUs	553,484	—	—	—	—	—	—
Issuance of common stock under employee stock purchase plan	141,752	—	157	—	—	—	157
Repurchase of common stock	(98,836)	—	—	(131)	—	—	(131)
Balances at December 31, 2015	54,860,883	5	$265,324	(5,167)	(2,302)	(186,514)	71,346

See accompanying notes.

SUPPORT.COM, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Year Ended December 31,
	2015	2014	2013
Operating activities:
Net income (loss)	$(27,041)	$(3,483)	$10,383
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Stock-based compensation expense	2,914	2,874	3,481
Amortization of intangible assets and other	1,069	1,091	1,321
Warrant-related charges	—	—	777
Amortization of premiums and discounts on investments	467	726	646
Depreciation	324	275	351
Goodwill impairment	14,240	—	—
Deferred income taxes	(1,167)	326	419
Amortization of purchased technology	—	—	62
Changes in assets and liabilities:
Accounts receivable, net	4,608	(634)	(4,304)
Prepaid expenses and other current assets	(73)	(82)	32
Other assets	141	(80)	76
Accounts payable	(1,358)	764	414
Accrued compensation	(27)	634	539
Other accrued liabilities	1,101	(331)	(623)
Other long-term liabilities	(261)	10	(103)
Deferred revenue	(405)	(632)	(3,295)
Net cash (used in) provided by operating activities	(5,468)	1,458	10,176
Investing activities:
Purchases of property and equipment	(1,896)	(231)	(221)
Purchases of investments	(37,695)	(63,510)	(61,779)
Sales of investments	—	—	104
Maturities of investments	49,493	56,275	42,544
Net cash provided (used in) by investing activities	9,902	(7,466)	(19,352)
Financing activities:
Utilized excess tax benefit	—	(8)	34
Proceeds from issuance of common stock	157	1,096	11,045
Repurchase of common stock	(131)	—	(4,114)
Net cash provided by financing activities	26	1,088	6,965
Net (decrease) increase in cash and cash equivalents	4,460	(4,920)	(2,211)
Effect of exchange rate changes on cash and cash equivalents	(216)	(116)	(251)
Cash and cash equivalents at beginning of year	23,354	28,390	30,852
Cash and cash equivalents at end of year	$27,598	$23,354	$28,390
Supplemental schedule of cash flow information:
Cash paid for income taxes	$193	$225	$120

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

Support.com is a leading provider of cloud-based software and services that enable technology support for a connected world. Our technology support services programs help leading brands create new revenue streams and deepen customer relationships. We offer turnkey, outsourced support services for service providers, retailers and technology companies. Our technology support services programs are designed for both the consumer and small and medium business (“SMB”) markets, and include computer and mobile device set-up, security and support, virus and malware removal, wireless network set-up, and home security and automation system support. Our Support.com Cloud offering (Nexus) is a SaaS solution for companies to optimize support interactions with their customers using their own or third party support personnel. The solution enables companies to quickly resolve complex technology issues for their customers, boosting agent productivity and dramatically improving the customer experience.

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

Foreign Currency Translation

The functional currency of our foreign subsidiaries is generally the local currency. Assets and liabilities of our wholly owned foreign subsidiaries are translated from their respective functional currencies at exchange rates in effect at the balance sheet date, and revenues and expenses are translated at average exchange rates prevailing during the year. Any material resulting translation adjustments are reflected as a separate component of stockholders’ equity in accumulated other comprehensive income (loss). Realized foreign currency transaction gains (losses) were not material during the years ended December 31, 2015, 2014, and 2013.

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

Trade Accounts Receivable and Allowance for Doubtful Accounts

Trade accounts receivable are recorded at the invoiced amount. We perform evaluations of our customers’ financial condition and generally do not require collateral. We make judgments as to our ability to collect outstanding receivables and provide allowances for a portion of receivables when collection becomes doubtful. Our allowances are made based on a specific review of all significant outstanding invoices. For those invoices not specifically provided for, allowances are recorded at differing rates, based on the age of the receivable. In determining these rates, we analyze our historical collection experience and current payment trends. The determination of past-due accounts is based on contractual terms.

The following table summarizes the allowance for doubtful accounts as of December 31, 2015, 2014, and 2013 (in thousands):

	Balance at Beginning of Period	Adjustments to Costs and Expenses	Write- offs	Balance at End of Period
Allowance for doubtful accounts:
Year ended December 31, 2013	$2	$1	$(3)	$—
Year ended December 31, 2014	$—	$12	$(10)	$2
Year ended December 31, 2015	$2	$29	$(25)	$6

As of December 31, 2015, Comcast and Office Depot accounted for approximately 73% and 13%, respectively, of our total accounts receivable. As of December 31, 2014, Comcast accounted for 80% of our total accounts receivable. No other customers accounted for 10% or more of our total accounts receivable as of December 31, 2015 and 2014.

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

Our cash equivalents and short-term investments are classified as available-for-sale, and are reported at fair value with unrealized gains/losses included in accumulated other comprehensive loss within stockholders’ equity on the consolidated balance sheets and in the consolidated statements of comprehensive income (loss). We view our available-for-sale portfolio as available for use in our current operations, and therefore we present our marketable securities as short-term assets.

We monitor our investments for impairment on a quarterly basis and determine whether a decline in fair value is other-than-temporary by considering factors such as current economic and market conditions, the credit rating of the security’s issuer, the length of time an investment’s fair value has been below our carrying value, the Company’s intent to sell the security and the Company’s belief that it will not be required to sell the security before the recovery of its amortized cost. If an investment’s decline in fair value is deemed to be other-than-temporary, we reduce its carrying value to its estimated fair value, as determined based on quoted market prices or liquidation values. Declines in value judged to be other-than-temporary, if any, are recorded in operations as incurred. At December 31, 2015, the Company evaluated its unrealized losses on available-for-sale securities and determined them to be temporary. We currently do not intend to sell securities with unrealized losses and we concluded that we will not be required to sell these securities before the recovery of their amortized cost basis.

At December 31, 2015 and 2014, the estimated fair value of cash, cash equivalents and investments was $65.7 million and $73.8 million, respectively. The following is a summary of cash, cash equivalents and investments at December 31, 2015 and 2014 (in thousands):

	For the Year Ended December 31, 2015
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Cash	$8,486	$—	$—	$8,486
Money market fund	19,112	—	—	19,112
Certificates of deposit	2,980	—	(1)	2,979
Commercial paper	996	—	—	996
Corporate notes and bonds	31,255	—	(83)	31,172
U.S. government agency securities	2,996	—	(7)	2,989
	$65,825	$—	$(91)	$65,734
Classified as:
Cash and cash equivalents	$27,598	$—	$—	$27,598
Short-term investments	38,227	—	(91)	38,136
	$65,825	$—	$(91)	$65,734
	For the Year Ended December 31, 2014
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Cash	$9,572	$—	$—	$9,572
Money market fund	9,859	—	—	9,859
Certificates of deposit	3,600	—	(5)	3,595
Commercial paper	2,996	—	—	2,996
Corporate notes and bonds	45,819	—	(48)	45,771
U.S. government agency securities	2,000	—	—	2,000
	$73,846	$—	$(53)	$73,793
Classified as:
Cash and cash equivalents	$23,354	$—	$—	$23,354
Short-term investments	50,492	—	(53)	50,439
	$73,846	$—	$(53)	$73,793

The following table summarizes the estimated fair value of our available-for-sale securities classified by the stated maturity date of the security (in thousands):

	December 31,
	2015	2014
Due within one year	$23,588	$41,449
Due within two years	14,548	8,990
	$38,136	$50,439

We determined that the gross unrealized losses on our available-for-sale investments as of December 31, 2015 are temporary in nature. The fair value of our available-for-sale securities at December 31, 2015 and 2014 reflects a net unrealized loss of $91,000 and $53,000, respectively. There were no net realized gains (losses) on available-for-sale securities in the years ended December 31, 2015 and 2014. The cost of securities sold is based on the specific identification method.

The following table sets forth the unrealized losses for the Company’s available-for-sale investments as of December 31, 2015 and 2014 (in thousands):

As of December 31, 2015	In Loss Position Less Than 12 Months		In Loss Position More Than 12 Months		Total In Loss Position
Description	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Certificate of deposits	$1,439	$(1)	$240	$—	$1,679	$(1)
Corporate notes and bonds	20,949	(24)	11,218	(59)	32,167	(83)
U.S. government agency securities	—	—	2,989	(7)	2,989	(7)
Total	$22,388	$(25)	$14,447	$(66)	$36,835	$(91)
As of December 31, 2014	In Loss Position Less Than 12 Months		In Loss Position More Than 12 Months		Total In Loss Position
Description	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Certificate of deposits	$1,679	$(1)	$1,196	$(4)	$2,875	$(5)
Corporate notes and bonds	35,364	(29)	7,794	(19)	43,158	(48)
Total	$37,043	$(30)	$8,990	$(23)	$46,033	$(53)

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

The result of the Company’s step one test indicated that the carrying value of the Company’s single reporting unit exceeded its estimated fair value. Accordingly, the Company performed the second step test and concluded that its goodwill was fully impaired and thus recorded a non-cash impairment charge of $14.2 million during the quarter ended June 30, 2015. The goodwill impairment charge was reported as a separate line item in the consolidated statements of operations. The tax benefit associated with the goodwill impairment charge was $1.3 million. The goodwill impairment charge and the associated tax benefit are non-cash in nature and do not affect the Company’s current or future liquidity.

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

Services Revenue

Services revenue is comprised primarily of fees for technology support services. Our service programs are designed for both the consumer and SMB markets, and include computer and mobile device set-up, security and support, virus and malware removal and wireless network set-up, and automation system onboarding and support.

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

In certain cases, we are paid for services that are sold but not yet delivered. We initially record such balances as deferred revenue, and recognize revenue when the service has been provided or, on the non-subscription portion of these balances, when the likelihood of the service being redeemed by the customer is remote (“services breakage”). Based on our historical redemption patterns for these relationships, we believe that the likelihood of a service being delivered more than 90 days after sale is remote. We therefore recognize non-subscription deferred revenue balances older than 90 days as services revenue. For the years ended December 31, 2015, 2014 and 2013, services breakage revenue accounted for less than 1% of our total revenue.

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

Services revenue also includes fees from licensing of our Support.com cloud-based software (Nexus). In such arrangements, customers receive a right to use our Support.com Cloud (Nexus) in their own technology support organizations. We license our cloud-based software using a SaaS model under which customers cannot take possession of the technology and pay us on a per-user basis during the term of the arrangement. In addition, services revenue includes fees from implementation services of our cloud-based software. Currently, revenues from implementation services are recognized ratably over the customer life which is estimated as the term of the arrangement once the Support.com Cloud (Nexus) services are made available to customers. We generally charge for these services on a time and material basis.

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

In July 2009, we acquired purchased technology for $350,000 and recorded amortization expense related to this technology of $62,000 in 2013. This technology was fully amortized at December 31, 2013.

Advertising Costs

Advertising costs are recorded as sales and marketing expense in the period in which they are incurred. Advertising expense was $1.2 million, $2.2 million, and $9.2 million for the years ended December 31, 2015, 2014, and 2013, respectively.

Earnings (Loss) Per Share

Basic earnings (loss) per share is computed using our net income (loss) and the weighted average number of common shares outstanding during the reporting period. Diluted earnings (loss) per share is computed using our net income (loss) and the weighted average number of common shares outstanding, including the effect of the potential issuance of common stock such as stock issuable pursuant to the exercise of stock options and vesting of restricted stock units (“RSUs”) using the treasury stock method when dilutive. We excluded outstanding weighted average stock options of 4.2 million, 4.0 million and 1.5 million for the years ended December 31, 2015, 2014 and 2013, respectively, from the calculation of diluted earnings per common share because the exercise prices of these stock options were greater than or equal to the average market value of the common stock. These stock options could be included in the calculation in the future if the average market value of the common stock increases and is greater than the exercise price of these stock options. Since we reported a net loss for the years ended December 31, 2015 and 2014, 86,000 and 150,000 outstanding options and RSUs were also excluded from the computation of diluted loss per share since their effect would have been anti-dilutive.

Pursuant to approval by the Company's Compensation Committee, the Company issued 475,000 stock options to certain key executives on February 09, 2016. These stock options were not included in the computation of the basic and diluted earnings (loss) per share for the year ended December 31, 2015 because they were not outstanding during this period.

The following table sets forth the computation of basic and diluted net earnings (loss) per share (in thousands, except per share amounts):

	Year Ended December 31,
	2015	2014	2013
Net income (loss)	(27,041)	$(3,483)	$10,383
Basic:
Weighted-average shares of common stock outstanding	54,548	53,834	51,553
Shares used in computing basic net earnings (loss) per share	54,548	53,834	51,553
Basic net earnings (loss) per share	$(0.50)	$(0.06)	$0.20
Diluted:
Weighted-average shares of common stock outstanding	54,548	53,834	51,553
Add: Common equivalent shares outstanding	—	—	2,272
Shares used in computing diluted net earnings (loss) per share	54,548	53,834	53,825
Diluted net earnings (loss) per share	$(0.50)	$(0.06)	$0.19

Accumulated Other Comprehensive Loss

The components of accumulated other comprehensive loss, which relate entirely to accumulated foreign currency translation losses associated with our foreign subsidiaries and unrealized losses on investments, consisted of the following (in thousands):

	Foreign Currency Translation Losses	Unrealized Losses on Investments	Total
Balance as of December 31, 2013	(1,858)	(16)	(1,874)
Current-period other comprehensive loss	(117)	(37)	(154)
Balance as of December 31, 2014	$(1,975)	$(53)	$(2,028)
Current-period other comprehensive loss	(236)	(38)	(274)
Balance as of December 31, 2015	$(2,211)	$(91)	$(2,302)

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

Determining Fair Value of Share-Based Payments

Valuation and Attribution Method: Stock-based compensation expense for service-based stock options and employee stock purchase plan (“ESPP”) is estimated at the date of grant based on the fair value of awards using the Black-Scholes-Merton option pricing model. Stock-based compensation expense for market-based stock options is estimated at the date of grant based on the fair value of awards using the Monte-Carlo simulation model. Stock-based compensation expense for RSUs is estimated at the date of grant based on the number of shares granted and the quoted price of the Company’s common stock on the grant date. Stock options vest on a graded schedule; however, we recognize the expense over the requisite service period based on the straight-line method for service-based stock options and the accelerated method for market-based stock options, which is generally four years for stock options, three years or four years for RSUs and six months for ESPP, net of estimated forfeitures. These limitations require that on any date the compensation cost recognized is at least equal to the portion of the grant-date fair value of the award that is vested at that date. The Company estimates pre-vesting forfeitures at the time of grant by analyzing historical data and revises those estimates in subsequent periods if actual forfeitures differ from those estimates. The total expense recognized over the vesting period will only be for those awards that ultimately vest.

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

The fair value of our stock-based awards was estimated using the following weighted average assumptions for the years ended December 31, 2015, 2014, and 2013:

	Stock Option Plan			Employee Stock Purchase Plan
	2015	2014	2013	2015	2014	2013
Risk-free interest rate	1.2%	1.6%	0.9%	0.2%	0.1%	0.1%
Expected term (in years)	3.8	5.1	3.7	0.5	0.5	0.5
Volatility	53.9%	57.3%	57.5%	41.2%	49.1%	48.4%
Expected dividend	0%	0%	0%	0%	0%	0%

Weighted average grant-date fair value	$0.68	$1.17	$2.02	$0.34	$0.64	$1.24

We recorded the following stock-based compensation expense for the fiscal years ended December 31, 2015, 2014, and 2013 (in thousands):

	For the Year Ended December 31,
	2015	2014	2013
Stock-based compensation expense related to grants of:
Stock options	$989	$1,110	$1,642
ESPP	65	110	106
RSU	1,860	1,654	1,733
	$2,914	2,874	$3,481
Stock-based compensation expense recognized in:
Cost of service	$234	$267	$332
Cost of software and others	10	14	12
Research and development	589	479	766
Sales and marketing	381	413	412
General and administrative	1,700	1,701	1,959
	$2,914	$2,874	$3,481

Cash proceeds from the issuance of common stock net of repurchase of common stock were $26,000, $1.1 million, and $6.9 million for the years ended December 31, 2015, 2014, and 2013, respectively. No income tax benefit was realized from stock option exercises during the year ended December 31, 2015. An income tax benefit (charge) of ($8,000) and $34,000 was realized from stock option exercises during the years ended December 31, 2014 and 2013, respectively. In accordance with ASC 718, we present excess tax benefits from the exercise of stock options, if any, as net cash generated in financing activities.

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

We generally agree to indemnify our customers against legal claims that our end-user software products infringe certain third-party intellectual property rights. As of December 31, 2015, we were not required to make any payment resulting from infringement claims asserted against our customers and have not recorded any related accruals.

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

In accordance with ASC 820, the following table represents our fair value hierarchy for our financial assets (cash equivalents and investments) measured at fair value on a recurring basis as of December 31, 2015 and 2014 (in thousands):

As of December 31, 2015	Level 1	Level 2	Level 3	Total
Money market funds	$19,112	$—	$—	$19,112
Certificates of deposits	—	2,979	—	2,979
Commercial paper	—	996	—	996
Corporate notes and bonds	—	31,172	—	31,172
U.S. government agency securities	—	2,989	—	2,989
Total	$19,112	$38,136	$—	$57,248

As of December 31, 2014	Level 1	Level 2	Level 3	Total
Money market funds	$9,859	$—	$—	$9,859
Certificates of deposits	—	3,595	—	3,595
Commercial paper	—	2,996	—	2,996
Corporate notes and bonds	—	45,771	—	45,771
U.S. government agency securities	—	2,000	—	2,000
Total	$9,859	$54,362	$—	$64,221

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

Segment Information

In accordance with ASC 280, Segment Reporting, the Company reports its operations as a single operating segment and has a single reporting unit. Our Chief Operating Decision Maker (“CODM”), our Chief Executive Officer, manages our operations on a consolidated basis for purposes of allocating resources. When evaluating performance and allocating resources, the CODM reviews financial information presented on a consolidated basis.

Revenue from customers located outside the United States was less than 1% of total for the years ended December 31, 2015, 2014, and 2013.

For the year ended December 31, 2015, Comcast and Office Depot accounted for approximately 68% and 15%, respectively, of our total revenue. For the year ended December 31, 2014, Comcast and Office Depot accounted for 64% and 16%, respectively, of our total revenue. For the year ended December 31, 2013, Comcast accounted for 53% of our total revenue. Had the Office Depot and OfficeMax merger been effective throughout the year ended December 31, 2013, the combined entity would have accounted for 18% of our total revenue. There were no other customers that accounted for 10% or more of our total revenue in any of the periods presented.

Long-lived assets are attributed to the geographic location in which they are located. We include in long-lived assets all tangible assets. Long-lived assets by geographic areas are as follows (in thousands):

	December 31,
	2015	2014
United States	$1,956	$376
India	33	41
Total	$1,989	$417

Financial Statement Reclassification

Certain amounts in the consolidated financial statements for the year ended December 31, 2013, as well as in the condensed consolidated financial statements for the first and second quarters of 2014, have been reclassified to conform to the current period’s presentation. Prior to July 1, 2014, fees from our Support.com Cloud offering (Nexus) were included in software and other revenue. During the quarter ended September 30, 2014, the Company classified these fees as services revenue. In addition, the Company concluded that cost associated with the Support.com Cloud (Nexus) solution was immaterial and therefore did not reclassify this cost from cost of software and other to cost of services. These reclassifications had no impact on previously reported total revenue, net income (loss), and cash flows.

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

In April 2015, the FASB issued ASU 2015-05, Intangibles—Goodwill and Other—Internal-Use Software (Subtopic 350-40): Customer’s Accounting for Fees Paid in a Cloud Computing Arrangement. ASU 2015-05 provides guidance to customers about whether a cloud computing arrangement includes software. If a cloud computing arrangement includes a software license, the customer should account for the software license element of the arrangement consistent with the acquisition of other software licenses. If a cloud computing arrangement does not include a software license, the customer should account for the arrangement as a service contract. The new guidance does not change the accounting for a customer’s accounting for service contracts. ASU 2015-05 is effective for fiscal years, and interim reporting periods within those years, beginning after December 15, 2015 using either of two methods: (i) prospective to all arrangements entered into or materially modified after the effective date and represent a change in accounting principle; or (ii) retrospectively. We are currently evaluating the impact of the adoption of ASU 2015-05 on our consolidated financial statements.

In November 2015, the FASB issued ASU No. 2015-17, Balance Sheet Classification of Deferred Taxes (Topic 740), which simplifies the presentation of deferred income taxes. Under ASU 2015-17, deferred tax assets and liabilities are required to be classified as noncurrent, eliminating the prior requirement to separate deferred tax assets and liabilities into current and noncurrent. The new guidance is effective for the Company beginning on January 1, 2017, with early adoption permitted. The standard may be adopted prospectively or retrospectively to all periods presented. The Company is currently assessing the timing of adoption of the new guidance, but does not expect it will have a material impact on the Company’s Consolidated Financial Statements.

In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842), which provides guidance for accounting for leases. Under ASU 2016-02, the Company will be required to recognize the assets and liabilities for the rights and obligations created by leased assets. ASU 2016-02 is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018. We are currently evaluating the impact of the adoption of ASU 2016-02 on our consolidated financial statements.

Note 2. Warrants

On October 25, 2010, we entered into a Support Services Agreement (the “Customer Agreement”) with Comcast Cable Communications Management, LLC (“Comcast”) under which Support.com provides technology support services to customers of Comcast in exchange for fees. In connection with the Customer Agreement, Support.com and Comcast entered into a Warrant Agreement, under which Support.com agreed to issue to Comcast warrants to purchase up to 975,000 shares of Support.com common stock in the future in the event that Comcast meets specified sales milestones under the Customer Agreement. Each warrant, if issued, will have an exercise price per share of $4.9498 and a term of three years from issuance. On September 27, 2011, the

Company and Comcast amended the Warrant Agreement to extend the expiration date for the performance milestones while maintaining the previously agreed revenue thresholds. The warrants were valued as they were earned, and the resulting value was recorded as a charge against revenue in the period in which the performance milestone was met and the warrant was earned. During the third and fourth quarters of 2013, the performance milestones for the first and second tranche of warrants were met, respectively. Therefore, we issued to Comcast warrants to purchase a total of 490,000 shares of our common stock (warrants to purchase 166,000 shares were issued on September 30, 2013 and warrants to purchase 324,000 shares were issued on December 31, 2013) and recorded warrant-related charges of $777,000 against revenue for the year ended December 31, 2013. The value of the first and second tranche of warrants was estimated using the following weighted-average assumptions: risk-free interest rate of 0.74%, expected term of 3 years, volatility of 59.12% and expected dividend of 0%. The right to receive the final tranche expired on March 31, 2014 due to the termination of the Customer Agreement on such date.

Note 3. Property and Equipment

Property and equipment are stated at cost, less accumulated depreciation, and consist of the following as of December 31, 2015 and 2014 (in thousands):

	December 31,
	2015	2014
Computer equipment and software	$4,976	$4,796
Furniture and office equipment	187	180
Leasehold improvements	359	360
Construction in progress	1,710	—
	7,232	5,336
Accumulated depreciation	(5,243)	(4,919)
	$1,989	$417

Depreciation expense was $324,000, $275,000, and $351,000 for the years ended December 31, 2015, 2014, and 2013, respectively.

Note 4. Intangible Assets

Amortization expense related to intangible assets was $1.1 million, $1.1 million, and $1.3 million for the years ended December 31, 2015, 2014 and 2013.

In December 2006, we acquired the use of a toll-free telephone number for cash consideration of $250,000. This asset has an indefinite useful life. The intangible asset is tested for impairment annually or more often if events or changes in circumstances indicate that the carrying value may not be recoverable.

The following table summarizes the components of intangible assets (in thousands):

	Non- compete	Partner Relationships	Customer Base	Technology Rights	Tradenames	Indefinite Life Intangibles	Total
As of December 31, 2015
Gross carrying value	$593	$145	$641	$5,330	$760	$250	$7,719
Accumulated amortization	(555)	(145)	(545)	(4,474)	(706)	—	(6,425)
Net carrying value	$38	$—	$96	$856	$54	$250	1,294

As of December 31, 2014
Gross carrying value	$593	$145	$641	$5,330	$760	$250	$7,719
Accumulated amortization	(527)	(145)	(453)	(3,582)	(649)	—	(5,356)
Net carrying value	$66	$—	$188	$1,748	$111	$250	$2,363

The estimated future amortization expense of intangible assets, with the exception of the indefinite-life intangible assets as of December 31, 2015 is as follows (in thousands):

Fiscal Year	Amount
2016	$1,028
2017	16
Total	$1,044

Weighted average remaining useful life	0.98 years

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

Total facility rent expense pursuant to all operating lease agreements was $548,000, $550,000, and $602,000 for the years ended December 31, 2015, 2014, and 2013, respectively.

As of December 31, 2015, minimum payments due under all non-cancelable lease agreements were as follows (in thousands):

Years ending December 31,	Operating Leases
2016	$588
2017	177
2018	102
2019	110
Thereafter	183
Total minimum lease and principal payments	$1,160

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

We are also subject to other routine legal proceedings, as well as demands, claims and threatened litigation, that arise in the normal course of our business, potentially including assertions that we may be infringing patents or other intellectual property rights of others. We currently do not believe that the ultimate amount of liability, if any, for any pending claims of any type (alone or combined) will materially affect our financial position, results of operations or cash flows. The ultimate outcome of any litigation is uncertain, however, any unfavorable outcomes could have a material negative impact on our financial condition and operating results. Regardless of outcome, litigation can have an adverse impact on us because of defense costs, negative publicity, diversion of management resources and other factors.

Guarantees

We have identified guarantees in accordance with ASC 450, Contingencies. This guidance stipulates that an entity must recognize an initial liability for the fair value, or market value, of the obligation it assumes under the guarantee at the time it issues such a guarantee, and must disclose that information in its interim and annual financial statements. We have entered into various service level agreements with our partners, in which we may guarantee the maintenance of certain service level thresholds. Under some circumstances, if we do not meet these thresholds, we may be liable for certain financial costs. We evaluate costs for such guarantees under the provisions of ASC 450. We consider such factors as the degree of probability that we would be required to satisfy the liability associated with the guarantee and the ability to make a reasonable estimate of the resulting cost. We incurred zero and immaterial costs as a result of such obligations during the years ended December 31, 2015 and 2014, respectively. We have not accrued any liabilities related to such obligations in the consolidated financial statements as of December 31, 2015 and 2014.

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

Note 7. Other Accrued Liabilities

Other accrued liabilities consist of the following (in thousands):

	As of December 31,
	2015	2014
Accrued expenses	$2,490	$2,502
Self-insurance accruals	953	—
Customer deposits	570	352
Other accrued liabilities	122	175
Total other accrued liabilities	$4,135	$3,029

Note 8. Stockholders’ Equity

Equity Compensation Plan

We adopted the amended and restated 2010 Equity and Performance Incentive Plan (the “2010 Plan”), effective as of February 8, 2010. Under the 2010 Plan, the number of shares of Common Stock that may be issued will not exceed in the aggregate 5,000,000 shares of Common Stock plus the number of shares of Common Stock relating to prior awards under the 2000 Omnibus Equity Incentive Plan that expire, are forfeited or are cancelled after the adoption of the 2010 Plan, subject to adjustment as provided in the 2010 Plan. Pursuant to an approval from the Company’s shareholders, the number of shares of Common Stock that may be issued under the 2010 Plan was increased by 2,250,000 shares of Common Stock in May 2013. No grants will be made under the 2010 Plan after the tenth anniversary of its effective date. Under our 2010 Plan, as of December 31, 2015, there were approximately 2.7 million shares available for grant.

We adopted the 2014 Inducement Award Plan (the “Inducement Plan”), effective as of May 13, 2014. Under the Inducement Plan, the number of shares of Common Stock that may be issued will not exceed in the aggregate 2,000,000 shares of Common Stock. Under our Inducement Plan, as of December 31, 2015, there were approximately 475,000 shares available for grant.

Stock Options

The following tables represent stock option activity for the years ended December 31, 2015, 2014, and 2013:

	Number of Shares	Weighted Average Exercise Price per Share	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
Outstanding options at December 31, 2012	9,529,597	$3.05	3.63	$12,595
Granted	557,750	$4.74
Exercised	(4,266,423)	$2.52
Forfeited	(438,533)	$4.27

Outstanding options at December 31, 2013	5,382,391	$3.55	3.66	$4,039
Granted	1,492,750	$2.23
Exercised	(376,804)	$2.32
Forfeited	(2,982,300)	$3.50

Outstanding options at December 31, 2014	3,516,037	$3.16	6.28	$3
Granted	892,155	$1.63
Exercised	0	—
Forfeited	(738,723)	$3.40

Outstanding options at December 31, 2015	3,669,469	$2.74	6.66	$0
Options vested and expected to vest	3,534,092	$2.76	6.58	$0
Exercisable at December 31, 2015	2,019,461	$3.16	5.02	$0

The aggregate intrinsic value in the table above represents the total pre-tax intrinsic value that would have been received by the option holders had they all exercised their options on December 31, 2015, 2014, and 2013. This amount will change based on the fair market value of our stock. The total aggregate intrinsic value of options exercised under our stock option plans was $0, $71,000, and $8.9 million for the years ended December 31, 2015, 2014, and 2013, respectively. The total fair value of options vested during 2015, 2014, and 2013 was $1.0 million, $845,000, and $1.7 million, respectively.

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

At December 31, 2015, there was $1.2 million of unrecognized compensation cost related to stock options which is expected to be recognized over a weighted average period of 2.02 years.

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

A total of 141,752 shares, 117,533 shares, and 79,221 shares were issued under the ESPP during the years ended December 31, 2015, 2014 and 2013, respectively. As of December 31, 2015, approximately 541,561 shares remain available for grant under the ESPP.

Restricted Stock Units

The following table represents RSU activity for the years ended December 31, 2015 and 2014:

	Number of Shares	Weighted Average Grant-Date Fair Value per Share	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
Outstanding RSUs at December 31, 2013	1,658,846	$5.09	1.57	$6,287
Awarded	964,091	$2.36
Released	(488,150)	$4.72
Forfeited	(670,953)	$4.80
Outstanding RSUs at December 31, 2014	1,463,834	$3.51	1.56	$3,067
Awarded	1,121,063	$1.54
Released	(554,484)	$3.57
Forfeited	(332,516)	$3.23
Outstanding RSUs at December 31, 2015	1,697,897	$2.25	1.41	$1,715

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

At December 31, 2015, there was $2.7 million of unrecognized compensation cost related to RSUs which is expected to be recognized over a weighted average period of 2.34 years.

Stock Repurchase Program

On April 27, 2005, our Board of Directors authorized the repurchase of up to 2,000,000 outstanding shares of our common stock. As of December 31, 2015, the maximum number of shares remaining that can be repurchased under this program was 1,807,402. The Company does not intend to repurchase shares without a pre-approval from its Board of Directors.

Treasury Stock

The Board of Directors has given the Company the general authorization to repurchase shares of its common stock to satisfy withholding tax obligations related to vested RSUs granted to certain key executives and non-employee directors. The Company repurchased 98,836 shares at aggregate costs of approximately $131,000 for the year ended December 31, 2015 to satisfy withholding taxes related to stock-based compensation.

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

Stockholder Rights Agreement

On October 13, 2015, the Board of Directors adopted a short-term stockholder rights agreement and, pursuant thereto, authorized and declared a dividend distribution of one right for each outstanding share of our common stock, par value $0.0001 per share, of the Company to stockholders of record at the close of business on October 30, 2015. Each right, when exercisable, entitles the registered holder to purchase from the Company one one-thousandth of a share of the Company’s a newly designated Series A Junior Participating Preferred

Stock, par value $0.0001 per share, having economic and voting terms similar to the Company’s common stock, in that, when issued, each such one one-thousandth of a share receives the voting rights of one share of common stock, at an exercise price of $2.25 per one right, subject to adjustment. When issued, the Series A Junior Participating Preferred Stock has certain liquidation preferences upon liquidation, dissolution or winding up of the Company compared to the Company’s common stock. Subject to certain exceptions specified in the rights agreement, the rights will separate from our common stock and become exercisable following (i) the 10th business day (or such later date as may be determined by the Board of Directors) after the public announcement that a person or a group of related persons has acquired beneficial ownership of 15% or more of our common stock, or (ii) the 10th business day (or such later date as may be determined by the Board) after a person or a group of related persons announce or commence a tender or exchange offer that would result in ownership of 15% or more of our common stock by a person or a group of related persons. In that situation, each holder of a right (other than the acquiring person or group, whose rights will become void and will not be exercisable) will have the right to purchase, upon payment of the exercise price, a number of shares of the Company’s common stock having a market value of twice such price. In addition, if the Company is acquired in a merger or other business combination by an acquiring person or one of its affiliates after such acquiring person acquires 15% or more of the Company’s common stock, each holder of the right will thereafter have the right to purchase, upon payment of the exercise price, a number of shares of common stock of the acquiring person having a market value of twice such price. The acquiring person or group will not be entitled to exercise these rights. Until the rights become exercisable, they will not be evidenced by separate certificates and will trade automatically with shares of the Company’s common stock. The rights issued pursuant to the rights agreement expire at or prior to the earlier of (i) October 10, 2016 or (ii) the redemption or exchange of the rights as described in the rights agreement.

Note 9. Income Taxes

The components of our gain (loss) before income taxes are as follows (in thousands):

	Year Ended December 31,
	2015	2014	2013
United States	$(25,754)	$(3,412)	$10,513
Foreign	(2,280)	556	608
Total	$(28,034)	$(2,856)	$11,121
Gain from discontinued operations, before income taxes	—	—	—
Gain (loss) from continuing operations, before income taxes	$(28,034)	$(2,856)	$11,121

The provision for income taxes from continuing operations consisted of the following (in thousands):

	Year Ended December 31,
Current:	2015	2014	2013
Federal	$—	$—	$—
State	23	34	132
Foreign	179	380	221
Total Current	$202	$414	$353
Deferred
Federal	$(1,119)	$265	$265
State	(84)	19	24
Foreign	36	42	130
Total Deferred	$(1,167)	326	419
Total provision for income taxes	$(965)	$740	$772

The provision for income taxes is comprised of estimates of current taxes due in domestic and foreign jurisdictions.

The reconciliation of the Federal statutory income tax rate to our effective income tax rate is as follows (in thousands):

	Year Ended December 31,
	2015	2014	2013
Provision at Federal statutory rate	$(9,812)	$(1,000)	$3,900
State taxes	(60)	53	156
Permanent differences/other	1,370	633	520
Stock-based compensation	762	2,311	1,113
Federal valuation allowance (used) provided	6,775	(1,257)	(4,917)
Provision for income taxes	$(965)	$740	$772

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of our deferred tax assets and liabilities are as follows (in thousands):

	December 31,
	2015	2014
Deferred Tax Assets
Fixed assets	$163	$165
Deferred revenue	28	19
Accruals and reserves	428	649
Stock options	1,706	1,663
Net operating loss carryforwards	44,863	42,854
Federal and state credits	3,323	3,327
Foreign credits	152	185
Intangible assets	4,259	1,208
Research and development expense	2,539	—
Gross deferred tax assets	57,461	50,070
Valuation allowance	(57,245)	(49,679)
Total deferred tax assets	216	391
Deferred Tax Liabilities:
Intangible assets	0	(1,302)
Total deferred tax liability	0	(1,302)
Net deferred tax asset/liabilities	216	$(911)

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

Based on management’s review discussed above, the realization of deferred tax assets is dependent on improvements over present levels of consolidated pre-tax income. Until the Company is consistently profitable in the U.S., it will not realize its deferred tax assets. Deferred income taxes have not been provided on the cumulative undistributed earnings of foreign subsidiaries. The amount of such earnings at December 31, 2015 was $1.6 million. These earnings have been permanently reinvested and the Company does not plan to initiate any action that would precipitate the payment of income tax thereon. It is not practicable to estimate the amount of additional tax that might be payable on undistributed foreign earnings.

The net valuation allowance increased by approximately $7.6 million and decreased by approximately $2.0 million during the years ended December 31, 2015 and 2014, respectively. As of December 31, 2015, $4.8 million of the valuation allowance against federal and state net operating loss carryforwards relates to the tax benefit of stock option exercises that, when realized, will be recorded as a credit to additional paid in capital rather than as a reduction of the provision for income taxes. As of December 31, 2015, the Company had Federal and state net operating loss carryforwards of approximately $126.2 million and $69.4 million, respectively. The Federal net operating loss and credit carryforwards will expire at various dates beginning in 2020 through 2035, if not utilized. The state net operating loss carryforwards will expire at various dates beginning in 2016 through 2035, if not utilized.

The Company also had Federal and state research and development credit carryforwards of approximately $2.8 million and $2.4 million, respectively. The federal credits expire in varying amounts between 2020 and 2031. The state research and development credit carryforwards do not have an expiration date.

Utilization of net operating loss carryforwards and credits may be subject to substantial annual limitation or could be lost due to the ownership change limitations provided by the Internal Revenue Code of 1986, as amended and similar state provisions. The annual limitation may result in the expiration of net operating losses and credits before utilization.

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

A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows (in thousands):

	Year Ended December 31,
	2015	2014
Balance at beginning of year	$2,460	$2,502
Increase related to prior year tax positions	—	2
Decrease related to prior year tax positions	(78)	(89)
Increase related to current year tax positions	12	181
Settlements with tax authorities	—	—
Decrease related to lapse of statute of limitations	(26)	(136)
Balance at end of year	$2,368	$2,460

The Company’s total amounts of unrecognized tax benefits that, if recognized, that would affect its tax rate are $0.4 million and $0.5 million as of December 31, 2015 and 2014, respectively.

The Company’s policy is to include interest and penalties related to unrecognized tax benefits within its provision for (benefit from) income taxes. The Company had $32,000 accrued for payment of interest and penalties related to unrecognized tax benefits as of December 31, 2015. The Company had $176,000 and $111,000 accrued for payment of interest and penalties related to unrecognized tax benefit as of December 31, 2014 and 2013, respectively.

As of December 31, 2015, the amount of recognized tax benefit where it is reasonably possible that a significant change may occur in the next 12 months is approximately $242,000. The change would result from expiration of a statute of limitations in a foreign jurisdiction.

The Company files federal, state and foreign income tax returns in jurisdictions with varying statutes of limitations. Due to its net operating loss carryforwards, the Company’s income tax returns generally remain subject to examination by federal and most state authorities. In our foreign jurisdictions, the 2008 through 2014 tax years remain subject to examination by their respective tax authorities.

We are required to make periodic filings in the jurisdictions where we are deemed to have a presence for tax purposes. We have undergone audits in the past and have paid assessments arising from these audits. Our India entity was issued notices of income tax assessment pertaining to the 2004-2009 fiscal years. The notices claimed that the transfer price used in our inter-company agreements resulted in understated income in our Indian entity. During the fourth quarter of 2014, the Company re-evaluated the probability of its tax position and recorded an ASC 740-10 reserve of $269,000 related to India transfer pricing. The Company’s tax position related to India has not changed in 2015 aside from an additional $3,000 increase to the reserve representing accrued interest.

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

Note 10. Quarterly Financial Information (Unaudited)

Selected quarterly financial information for 2015 and 2014 is as follows:

	Fiscal Year 2015 Quarter Ended
	Mar. 31, 2015	Jun. 30, 2015	Sept. 30, 2015	Dec. 31, 2015
	(in thousands, except per share data)
Statements of Operations Data:
Revenue:
Services	21,875	19,295	16,563	14,418
Software and other	1,282	1,305	1,302	1,293
Total revenue	23,157	20,600	17,865	15,711
Cost of revenue:
Cost of services	18,394	15,804	14,357	12,884
Cost of software and other	150	131	128	127
Total cost of revenue	18,544	15,935	14,485	13,011
Gross profit	4,613	4,665	3,380	2,700
Operating expenses:
Research and development	1,524	1,930	1,790	1,713
Sales and marketing	2,208	2,089	2,195	2,053
General and administrative	3,060	3,076	3,047	3,828
Amortization of intangible assets and other	268	267	267	267
Goodwill impairment	—	14,240	—	—
Total operating expenses	7,060	21,602	7,299	7,861
Loss from operations	(2,447)	(16,937)	(3,919)	(5,161)
Interest income and other, net	100	106	113	111
Income (loss) from continuing operations, before income taxes	(2,347)	(16,831)	(3,806)	(5,050)
Income tax provision	126	(1,227)	60	76
Loss from continuing operations, after income taxes	(2,473)	(15,604)	(3,866)	(5,126)
Income (loss) from discontinued operations, after income taxes	42	(5)	(5)	(4)
Net loss	(2,431)	(15,609)	(3,871)	(5,130)
Basic earnings (loss) per share:
Loss from continuing operations, after income taxes	(0.05)	(0.29)	(0.07)	(0.09)
Income (loss) from discontinued operations, after income taxes	.01	(0.00)	(0.00)	(0.00)
Basic net loss per share	(0.04)	(0.29)	(0.07)	(0.09)
Diluted earnings (loss) per share:
Loss from continuing operations, after income taxes	(0.05)	(0.29)	(0.07)	(0.09)
Income (loss) from discontinued operations, after income taxes	.01	(0.00)	(0.00)	(0.00)
Diluted net loss per share	(0.04)	(0.29)	(0.07)	(0.09)

	Fiscal Year 2014 Quarter Ended
	Mar. 31, 2014	Jun. 30, 2014	Sept. 30, 2014	Dec. 31, 2014
	(in thousands, except per share data)
Statements of Operations Data:
Revenue:
Services	$17,052	$18,743	$20,844	$20,633
Software and other	1,561	1,435	1,387	1,336
Total revenue	18,613	20,178	22,231	21,969
Cost of revenue:
Cost of services	12,962	14,531	16,020	17,093
Cost of software and other	239	228	189	184
Total cost of revenue	13,201	14,759	16,209	17,277
Gross profit	5,412	5,419	6,022	4,692
Operating expenses:
Research and development	1,354	1,057	1,203	1,464
Sales and marketing	1,551	1,688	1,782	2,185
General and administrative	2,663	2,980	2,808	2,869
Amortization of intangible assets and other	273	273	273	272
Total operating expenses	5,841	5,998	6,066	6,790
Loss from operations	(429)	(579)	(44)	(2,098)
Interest income and other, net	78	62	77	77
Income (loss) from continuing operations, before income taxes	(351)	(517)	33	(2,021)
Income tax provision	125	132	128	355
Loss from continuing operations, after income taxes	(476)	(649)	(95)	(2,376)
Income (loss) from discontinued operations, after income taxes	(6)	(6)	(6)	131
Net loss	$(482)	$(655)	$(101)	$(2,245)
Basic earnings (loss) per share:
Loss from continuing operations, after income taxes	$(0.01)	$(0.01)	$(0.00)	$(0.04)
Income (loss) from discontinued operations, after income taxes	(0.00)	(0.00)	(0.00)	0.00
Basic net loss per share	$(0.01)	$(0.01)	$(0.00)	$(0.04)
Diluted earnings (loss) per share:
Loss from continuing operations, after income taxes	$(0.01)	$(0.01)	$(0.00)	$(0.04)
Income (loss) from discontinued operations, after income taxes	(0.00)	(0.00)	(0.00)	0.00
Diluted net loss per share	$(0.01)	$(0.01)	$(0.00)	$(0.04)

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES.

None.

ITEM 9A.	CONTROLS AND PROCEDURES.

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

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting during the fourth quarter of 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Under the supervision and with the participation of our management, including our CEO and CFO, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework). As part of this evaluation, management established an internal control project team, engaged outside consultants and adopted a project work plan to document and assess the adequacy of our internal control over financial reporting, address any control deficiencies that were identified, and to validate through testing that the controls are functioning as documented. Based on the results of this evaluation, our management has concluded that our internal control over financial reporting was effective as of December 31, 2015 to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external reporting purposes in accordance with generally accepted accounting principles. We reviewed the results of management’s assessment with the Audit Committee of Support.com’s Board of Directors.

The effectiveness of our internal control over financial report as of December 31, 2015 has been audited by BDO USA, LLP, an independent registered public accounting firm, as stated in their report, which is included herein.

/s/ ELIZABETH CHOLAWSKY
Elizabeth Cholawsky President and Chief Executive Officer

/s/ ROOP K. LAKKARAJU
Roop K. Lakkaraju Executive Vice President, Chief Financial Officer and Chief Operating Officer

Report of Independent Registered Public Accounting Firm
on Internal Control over Financial Reporting

Board of Directors and Stockholders
Support.com, Inc.
Redwood City, California

We have audited Support.com, Inc.’s internal control over financial reporting as of December 31, 2015, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Support.com, Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Report of Management on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

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

In our opinion, Support.com, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2015, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Support.com, Inc. as of December 31, 2015 and 2014 and the related consolidated statements of operations and comprehensive income (loss), stockholders’ equity, and cash flows for the year ended December 31, 2015 and 2014 and our report dated March 7, 2016 expressed, for example, an unqualified opinion thereon.

/s/ BDO USA, LLP

San Jose, California
March 7, 2016

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

The information required by Item 12 of Form 10-K with respect to Item 201 of Regulation S-K regarding securities authorized for issuance under equity compensation plans and Item 403 of Regulation S-K regarding security ownership of certain beneficial owners and management is incorporated herein by reference from the information contained in the section entitled “Security Ownership of Certain Beneficial Owners and Management” in the Proxy Statement.

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

3.3
Certificate of Designation of Series A Junior Participating Preferred Stock of Support.com (incorporated by reference to Exhibit 3.1 of Support.com’s current report on Form 8-K filed with the SEC on October 14, 2015).

3.4	Amended and Restated Bylaws (incorporated by reference to Exhibit 3.1 of Support.com’s current report on Form 8-K filed with the SEC on February 5, 2016).
4.1	Form of Common Stock Certificate (incorporated by reference to Exhibit 4.1 of Support.com’s quarterly report on Form 10-Q for the quarter ended June 30, 2002).
4.2
Rights Agreement with Computershare Trust Company, N.A., dated October 13, 2015 (incorporated by reference to Exhibit 4.1 of Support.com’s current report on Form 8-K filed with the SEC on October 14, 2015)

10.1*
Support.com’s amended and restated 2010 Equity and Incentive Compensation Plan (incorporated by reference to Exhibit 4.1 of Support.com’s current report on Form 8-K filed with the SEC on May 21, 2010).

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

10.8*	Form of Stock Option Grant Notification for Officers and Employees (incorporated by reference to Exhibit 10.1(a) of Support.com’s quarterly report on Form 10-Q filed on November 5, 2009).

Exhibit	Description of Document
10.9	Sublease Agreement with TYCO Healthcare Group LP dated June 7, 2012(incorporated by reference to Exhibit 10.1 of Support.com’s quarterly report on form 10-Q filed with the SEC on August 8, 2012).
10.10
Master Services Agreement Call Handling Services between Comcast and Support.com, effective as of October 1, 2013 (incorporated by reference to Exhibit 10.19 of Support.com’s annual report on Form 10-K filed with the SEC on March 7, 2014) (1)

10.11
Statement of Work Number 1 to Master Services Agreement Call Handling Services between Comcast and Support.com, effective as of October 1, 2013 (incorporated by reference to Exhibit 10.20 of Support.com’s annual report on Form 10-K filed with the SEC on March 7, 2014) (1)

10.12
Change Management Form Number 1 under Statement of Work Number 1 to Master Services Agreement Call Handling Services between Comcast and Support.com, effective as of December 22, 2013 (incorporated by reference to Exhibit 10.24 of Support.com’s annual report on Form 10-K filed with the SEC on March 7, 2014 (1)

10.13
Amendment Number 1 to Statement of Work Number 1 to Master Services Agreement Call Handling Services between Comcast and Support.com, effective as of December 31, 2013 (incorporated by reference to Exhibit 10.21 of Support.com’s annual report on Form 10-K filed with the SEC on March 7, 2014)

10.14
Statement of Work Number 2 to Master Services Agreement Call Handling Services between Comcast and Support.com, effective as of December 31, 2013 (incorporated by reference to Exhibit 10.22 of Support.com’s annual report on Form 10-K filed with the SEC on March 7, 2014) (1)

10.15
Statement of Work Number 3 to Master Services Agreement Call Handling Services between Comcast and Support.com, effective as of March 21, 2014 (incorporated by reference to Exhibit 10.3 of Support.com’s quarterly report on Form 10-Q filed with the SEC on May 8, 2014) (1)

10.16
Change Management Form Number 2 under Statement of Work Number 1 to Master Services Agreement Call Handling Services between Comcast and Support.com, effective as of February 27, 2014 (incorporated by reference to Exhibit 10.1 of Support.com’s quarterly report on Form 10-Q filed with the SEC on May 8, 2014) (1)

10.17
Change Management Form Number 3 under Statement of Work Number 1 to Master Services Agreement Call Handling Services between Comcast and Support.com, effective as of March 4, 2014 (incorporated by reference to Exhibit 10.2 of Support.com’s quarterly report on Form 10-Q filed with the SEC on May 8, 2014) (1)

10.18
First Change Management Form to Statement of Work Number 3 to Master Services Agreement Call Handling Services between Comcast and Support.com, effective as of June 4, 2014 (incorporated by reference to Exhibit 10.1 of Support.com’s current report on Form 8-K filed with the SEC on June 11, 2014)

10.19
Reseller Agreement between Comcast and Support.com, effective as of June 6, 2014 (incorporated by reference to Exhibit 10.1 of Support.com’s current report on Form 8-K filed with the SEC on June 18, 2014) (1)

10.20
Change Management Form Number 4 under Statement of Work Number 1 to Master Services Agreement Call Handling Services between Comcast and Support.com, effective as of September 17, 2014 (incorporated by reference to Exhibit 10.1 of Support.com’s current report on Form 8-K filed with the SEC on October 6, 2014) (1)

10.21
Change Management Form Number 5 under Statement of Work Number 1 to Master Services Agreement Call Handling Services between Comcast and Support.com, effective as of September 18, 2014 (incorporated by reference to Exhibit 10.2 of Support.com’s current report on Form 8-K filed with the SEC on October 6, 2014) (1)

10.22
Statement of Work Number 4 to Master Services Agreement Call Handling Services between Comcast and Support.com, effective as of February 6, 2015 (incorporated by reference to Exhibit 10.1 of Support.com’s current report on Form 8-K filed with the SEC on February 18, 2015) (1)

Exhibit	Description of Document
10.23	Compensatory Arrangement between Support.com and Jim Stephens for his term as Executive Chairman and Interim CEO commencing March 25, 2014
10.24
Change Management Form Number 6 under Statement of Work Number 3 to Master Services Agreement Call Handling Services between Comcast and Support.com, effective as of April 6, 2015 (incorporated by reference to Exhibit 10.2 of Support.com’s current report on Form 8-K filed with the SEC on April 9, 2015) (1)

10.25
Amendment Number 1 to Statement of Work Number 3 to Master Services Agreement Call Handling Services between Comcast and Support.com, effective as of June 2, 2015 (incorporated by reference to Exhibit 10.2 of Support.com’s current report on Form 8-K filed with the SEC on July 2, 2015)

10.26
Change Management Form Number 6 under Statement of Work Number 1 to Master Services Agreement Call Handling Services between Comcast and Support.com, effective as of November 18, 2015 (incorporated by reference to Exhibit 10.1 of Support.com’s current report on Form 8-K filed with the SEC on November 24, 2015) (1)

10.27
Change Management Form Number 7 under Statement of Work Number 3 to Master Services Agreement Call Handling Services between Comcast and Support.com, effective as of November 18, 2015 (incorporated by reference to Exhibit 10.2 of Support.com’s current report on Form 8-K filed with the SEC on November 24, 2015) (1)

10.28	Form of Directors’ and Officers’ Indemnification Agreement (incorporated by reference to Exhibit 10.1 of Support.com’s current report on Form 8-K filed with the SEC on December 10, 2015).
10.29
Change Management Form Number 1 to Master Services Agreement Call Handling Services between Comcast and Support.com, effective as of December 15, 2015 (incorporated by reference to Exhibit 10.1 of Support.com’s current report on Form 8-K filed with the SEC on December 16, 2015) (1)

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

SIGNATURES

Pursuant to the requirements of the Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on this 7th day of March, 2016.

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

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated:

Signature	Title	Date
/s/ ELIZABETH CHOLAWSKY	President and Chief Executive Officer and Director (Principal Executive Officer)	March 7, 2016
Elizabeth Cholawsky

/s/ ROOP K. LAKKARAJU	Executive Vice President, Chief Financial Officer and Chief Operating Officer (Principal Financial and Accounting Officer)	March 7, 2016
Roop K. Lakkaraju

/s/ JIM STEPHENS	Chairman of the Board of Directors	March 7, 2016
Jim Stephens

/s/ SHAWN FARSHCHI	Director	March 7, 2016
Shawn Farshchi

/s/ J. MARTIN O’MALLEY	Director	March 7, 2016
J. Martin O’Malley

/s/ TONI J. PORTMANN	Director	March 7, 2016
Toni J. Portmann

EXHIBIT INDEX

Exhibit	Description of Document
3.1	Restated Certificate of Incorporation, as amended (incorporated by reference to Exhibit 3.1 of Support.com’s annual report on Form 10-K for the year ended December 31, 2001).
3.2
Certificate of Amendment to Support.com’s Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 of Support.com’s current report on Form 8-K filed with the SEC on June 23, 2009).

3.3
Certificate of Designation of Series A Junior Participating Preferred Stock of Support.com (incorporated by reference to Exhibit 3.1 of Support.com’s current report on Form 8-K filed with the SEC on October 14, 2015).

3.4	Amended and Restated Bylaws (incorporated by reference to Exhibit 3.1 of Support.com’s current report on Form 8-K filed with the SEC on February 5, 2016).
4.1	Form of Common Stock Certificate (incorporated by reference to Exhibit 4.1 of Support.com’s quarterly report on Form 10-Q for the quarter ended June 30, 2002).
4.2
Rights Agreement with Computershare Trust Company, N.A., dated October 13, 2015 (incorporated by reference to Exhibit 4.1 of Support.com’s current report on Form 8-K filed with the SEC on October 14, 2015)

10.1*
Support.com’s amended and restated 2010 Equity and Incentive Compensation Plan (incorporated by reference to Exhibit 4.1 of Support.com’s current report on Form 8-K filed with the SEC on May 21, 2010).

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

10.8*	Form of Stock Option Grant Notification for Officers and Employees (incorporated by reference to Exhibit 10.1(a) of Support.com’s quarterly report on Form 10-Q filed on November 5, 2009).
10.9	Sublease Agreement with TYCO Healthcare Group LP dated June 7, 2012(incorporated by reference to Exhibit 10.1 of Support.com’s quarterly report on form 10-Q filed with the SEC on August 8, 2012).
10.10
Master Services Agreement Call Handling Services between Comcast and Support.com, effective as of October 1, 2013 (incorporated by reference to Exhibit 10.19 of Support.com’s annual report on Form 10-K filed with the SEC on March 7, 2014) (1)

10.11
Statement of Work Number 1 to Master Services Agreement Call Handling Services between Comcast and Support.com, effective as of October 1, 2013 (incorporated by reference to Exhibit 10.20 of Support.com’s annual report on Form 10-K filed with the SEC on March 7, 2014) (1)

10.12
Change Management Form Number 1 under Statement of Work Number 1 to Master Services Agreement Call Handling Services between Comcast and Support.com, effective as of December 22, 2013 (incorporated by reference to Exhibit 10.24 of Support.com’s annual report on Form 10-K filed with the SEC on March 7, 2014 (1)

Exhibit	Description of Document
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

10.23	Compensatory Arrangement between Support.com and Jim Stephens for his term as Executive Chairman and Interim CEO commencing March 25, 2014
10.24
Change Management Form Number 6 under Statement of Work Number 3 to Master Services Agreement Call Handling Services between Comcast and Support.com, effective as of April 6, 2015 (incorporated by reference to Exhibit 10.2 of Support.com’s current report on Form 8-K filed with the SEC on April 9, 2015) (1)

10.25
Amendment Number 1 to Statement of Work Number 3 to Master Services Agreement Call Handling Services between Comcast and Support.com, effective as of June 2, 2015 (incorporated by reference to Exhibit 10.2 of Support.com’s current report on Form 8-K filed with the SEC on July 2, 2015)

Exhibit	Description of Document
10.26
Change Management Form Number 6 under Statement of Work Number 1 to Master Services Agreement Call Handling Services between Comcast and Support.com, effective as of November 18, 2015 (incorporated by reference to Exhibit 10.1 of Support.com’s current report on Form 8-K filed with the SEC on November 24, 2015) (1)

10.27
Change Management Form Number 7 under Statement of Work Number 3 to Master Services Agreement Call Handling Services between Comcast and Support.com, effective as of November 18, 2015 (incorporated by reference to Exhibit 10.2 of Support.com’s current report on Form 8-K filed with the SEC on November 24, 2015) (1)

10.28	Form of Directors’ and Officers’ Indemnification Agreement (incorporated by reference to Exhibit 10.1 of Support.com’s current report on Form 8-K filed with the SEC on December 10, 2015).
10.29
Change Management Form Number 1 to Master Services Agreement Call Handling Services between Comcast and Support.com, effective as of December 15, 2015 (incorporated by reference to Exhibit 10.1 of Support.com’s current report on Form 8-K filed with the SEC on December 16, 2015) (1)

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