Form 10-K/A
period 2015-12-31
Support.com, Inc.
filed 2016-04-29
CIK 1104855

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

None.

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐   No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐   No ☒

Indicate by checkmark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒  No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒  No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check One):

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

As of April 18, 2016, there were 54,959,716 shares of the registrant’s common stock outstanding.

Documents Incorporated by Reference

None.

EXPLANATORY NOTE

This Amendment No. 1 to Form 10-K (this “Amendment”) amends the Annual Report on Form 10-K for the fiscal year ended December 31, 2015 of Support.com, Inc., as originally filed with the Securities and Exchange Commission (“SEC”) on March 7, 2016 (the “Original Form 10-K”).We are filing this Amendment to present the information required by Part III of Form 10-K that was previously omitted from the Original Form 10-K in reliance on General Instruction G.(3) to Form 10-K.

Part IV, Item 15(b) (Exhibits 31.3 and 31.4) have also been amended and restated in their entirety to contain the currently dated certifications from the Company’s principal executive officer and principal financial officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. The certifications of the Company’s principal executive officer and principal financial officer are attached to this Amendment No. 1 as Exhibits 31.3 and 31.4. Because no financial statements have been included in this Amendment No. 1 and this Amendment No. 1 does not contain or amend any disclosure with respect to Items 307 and 308 of Regulation S-K, paragraphs 3, 4 and 5 of the certifications have been omitted. The Exhibit Index has also been amended and restated in its entirety to include the certifications as exhibits.

Except as described above, no other changes have been made to the Original Form 10-K. This Amendment does not otherwise update information in the Original Form 10-K to reflect facts or events occurring subsequent to the filing date of the Original Form 10-K. This Amendment should be read in conjunction with the Original Form 10-K and with any of our filings made with the SEC subsequent to filing of the Original Form 10-K.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Names of Directors and Biographical Information

ELIZABETH CHOLAWSKY, age 60, joined Support.com in May 2014 and is President and Chief Executive Officer and a member of the Board. She has over 25 years of experience as an executive in technology industries, and she is an award-winning product thought leader who has grown businesses through organic innovation and acquisitions. From April 2007 to April 2014, Dr. Cholawsky held various management and executive roles with Citrix Systems, Inc. (“Citrix”). Most recently, she was General Manager and Vice President of Information Technology Support and Access at Citrix. During her time at Citrix, she held executive positions in the Citrix SaaS division, with leadership roles spanning product management, general management, global client services and the contact center. In her time at Citrix SaaS, Dr. Cholawsky revitalized product development and client services, grew customer satisfaction and retention to their highest levels, and expanded key products to a broader market, all while continuing to lead the GoToAssist and GoToMyPC products in their #1 position in their respective markets for 5 consecutive years. Dr. Cholawsky has been frequently recognized for her business leadership, including receipt of prestigious Stevie Awards in 2010, 2012 and 2013. She has a Ph.D. in Political Science from the University of Minnesota, and a B.A. (Phi Beta Kappa, cum laude) from Franklin & Marshall College.

In addition to bringing to the Board her knowledge and perspective of the Company as President and Chief Executive Officer, Dr. Cholawsky also brings extensive experience in leadership, general management, and the successful development and marketing of innovative SaaS offerings for support- related markets. Based on the Board’s identification of these qualifications, skills and experiences, the Board has concluded that Dr. Cholawsky should serve as a director of Support.com.

ELIZABETH FETTER, age 57, has served as a member of the Board since March 2016. Currently, Ms. Fetter serves as a director at McGrath Rentcorp and Alliant International University Inc., a private equity funded university. From 2002 to November 2013, Ms. Fetter served as Director at Symmetricom, Inc. where she was chair of the Compensation Committee and a member of the Audit Committee and Stock Option Committee. From April 2013 to November 2013, Ms. Fetter also served as CEO of Symmetricom, Inc. From April 2011 to August 2012, Ms. Fetter served as President and CEO of technology start-up NxGen Modular, LLC, a provider of modular buildings and assemblies. From March 2007 to October 2007, Ms. Fetter served as President, CEO and Director at Jacent Technologies, Inc., a privately held supplier of on-demand ordering solutions for the restaurant industry. From October 2001 to November 2004, Ms. Fetter served as President, CEO and Director of QRS Corporation, an electronic commerce service provider. From March 2000 to April 2001, Ms. Fetter served as CEO and Director at NorthPoint Communications, a provider of high speed data transport services. Ms. Fetter has also held a variety of senior leadership positions at US West (now Qwest), Pacific Bell & SBC Communications (now AT&T). Ms. Fetter has served on the board of Quantum Corporation, Vivus, Inc., and Ikanos Communications, a developer of semiconductor software products, as well as a number of private companies and currently serves as a Director for the Northern California Chapter of the National Association of Corporate Directors. Ms. Fetter holds a B.A. from Penn State University and an M.S. from Carnegie Mellon University.

Ms. Fetter, a five-time CEO, brings significant leadership and technology experience to Support.com, having worked for companies in networking, equipment and B2B SaaS spaces. Since 1999 Ms. Fetter has held numerous public company board directorships including Quantum Corporation where she chaired the Compensation Committee and McGrath RentCorp where she serves on the Audit and Compensation Committees. She’s helped several companies, including QRS Corporation and Symmetricom, Inc. transition their overall business strategies to unlock revenue growth and value for stockholders. Her deep understanding of core business drivers and their ability to impact companies’ margins and market values make her a valuable member of the Support.com board. Based on the Board’s identification of these qualifications, skills and experiences, the Board has concluded that Ms. Fetter should serve as a director of Support.com.

LOWELL ROBINSON, age 67, has served as a member of the Board since March 2016. Since March 2014, Mr. Robinson has served as a director at Evine Live, Inc., where he is chairman of the Audit Committee and a member of the Finance Committee and since June 2014, Mr. Robinson has served as a director at Higher One

Holdings, Inc., where he is Chairman of the Audit Committee and a member of their Risk and Finance Committee. From May 2005 until its sale to Sycamore Partners on April 14, 2014, Mr. Robinson served on the board of The Jones Group where he chaired the Audit Committee and was a member of the Compensation Committee. From 2006 through 2009, Mr. Robinson served as CFO, COO and CAO for MIVA, Inc. Mr. Robinson also served as CFO and Senior Executive Vice President of HotJobs, whose software product Softshoe assisted Fortune 200 companies in their recruitment efforts, from 2000 until it was sold to Yahoo! Inc. for $500 million in 2002. From 1997 to 1999, Mr. Robinson was CFO of PRT Group, a software services company with onshore, near-shore and offshore software engineering services, through its $62 million initial public offering and two successful acquisitions. In addition to the roles above, Mr. Robinson has held senior financial positions within various divisions of Citigroup, Uncle Ben’s Inc. (a subsidiary of Mars, Inc.) and General Foods and has formerly served as a director on the boards of public companies International Wire Group, Independent Wireless One and Edison Schools. Mr. Robinson also is a member of the Smithsonian Libraries advisory board, the board of the Metropolitan Opera Guild and is a member of The Economic Club of NY. Mr. Robinson holds an M.B.A. from Harvard Business School and a B.A. from the University of Wisconsin.

Mr. Robinson’s thirty years of global strategic, financial, turnaround and M&A experience coupled with a strong operational background gained as an executive at well-known public companies, including General Foods and Citigroup provide Support.com with well-informed operational guidance. He has served in senior leadership roles at both public and private technology and software services companies, including at HigherOne, PRT Group, MIVA and HotJobs. Mr. Robinson’s depth of experience will help to guide the continued success of Support.com’s strategy. Based on the Board’s identification of these qualifications, skills and experiences, the Board has concluded that Mr. Robinson should serve as a director of Support.com.

TONI PORTMANN, age 60, has served as a member of the Board since February 2011. In November 2014, Ms. Portmann was appointed Chief Executive Officer and Executive Chairperson of the Board at DHISCO, Inc., a hospitality distribution systems provider. From February 2011 until May 2014, she served as Chief Executive Officer of Trivac Ltd. (d/b/a LIT OnLine), an e-learning SaaS platform company, and she was Chairperson of the Board of Resolvity, Inc., a provider of intelligent, personalized on-demand interactive voice response solutions, from February 2006 until February 2014. Ms. Portmann also served as an executive and advisor to TCS Group LLC, a next generation family investment office, from February 2010 to February 2011, Chief Executive Officer of CAS Partners at Riverstone Residential Group, LLC, a multifamily residential real estate property manager, from October 2008 to February 2010, and as the President and Chief Executive Officer of Stream International, Inc., a global business process outsourcing provider, from June 2003 to September 2008. Ms. Portmann holds a B.B.A. from Boise State University.

Ms. Portmann brings more than 30 years of leadership experience in service, sales, and marketing, including at companies such as Diebold, Inc. and IBM Corporation. Ms. Portmann also brings expertise and experience in managing large-scale world class technical support operations. Based on the Board’s identification of these qualifications, skills and experiences, the Board has concluded that Ms. Portmann should serve as a director of Support.com.

TIM STANLEY, age 50, has served as a member of the Board since March 2016. Since 2014, Mr. Stanley has served as a Strategic Advisor at Sierra Ventures, a venture capital firm, focusing on identifying investment opportunities and supporting the firm’s CXO Network and Advisory Board. From 2010 to 2014, he served as Senior Vice President of Enterprise Strategy, Industries and Innovation at Salesforce.com. Inc. From 2001 to 2009, Mr. Stanley was CIO and Senior Vice President for Innovation and Gaming at Harrah’s Entertainment, Inc. now known as Caesars Entertainment Corporation. Mr. Stanley also previously served on the board of directors of Multimedia Games Holding Company, Inc. from 2010 to 2013, where he was Chairperson of the Nominating and Governance Committee and a member of the Compensation Committee. He has also acted as an advisor and/or Board member at a number of privately-held technology companies. Mr. Stanley graduated from the University of Washington with a B.S. degree in Engineering, and received an MBA in International Management from the Thunderbird School of Global Management, now part of Arizona State University.

Mr. Stanley brings extensive technology and product development experience to the Board, having previously served as Senior Vice President of Enterprise Strategy, Innovation and Industries at Salesforce.com, Inc. He also brings operational, business strategy and management skills, having served as CIO at Harrah’s Entertainment, where he helped shape the overall technology vision as it related to the business strategy, as well as managed and implemented various technology solutions and cost saving initiatives. Mr. Stanley also brings to the Board a wide array of new perspectives, with previously held public and private company board member and advisory roles, venture capital and angel investment experience and a variety of management and other technology roles at companies across industries ranging from disruptive startups to industry leading global enterprises. Based on the Board’s identification of these qualifications, skills and experiences, the Board has concluded that Mr. Stanley should serve as a director of Support.com.

JIM STEPHENS, age 58, has served as a member of the Board since October 2006. Prior to joining Support.com’s Board, Mr. Stephens was the Senior Vice President, Worldwide Sales and Field Operations at Adobe Systems Incorporated, retiring in November 2005 following a 15-year career with Adobe. Mr. Stephens served on Adobe’s executive management team and was a corporate officer for eight years, helping drive Adobe’s growth from $900 million to almost $2 billion in annual revenue. In addition, he held a variety of senior management positions in sales & marketing, investor relations, strategic planning and corporate development for Adobe. Mr. Stephens has served as a member of the board of directors of Wolfe Video, LLC, a film distribution company, since July 2013, and has served as President since January 2015. Mr. Stephens is a member of the National Association of Corporate Directors and the Producers Guild of America. He has previously served on boards of directors for Frameline and Lambda Legal as well as other non-profit organizations. Mr. Stephens holds a B.B.A. from Southern Methodist University.

Mr. Stephens brings to the Board extensive experience in executive management, leadership, sales, marketing and mergers and acquisitions for high-growth industries, as well as his knowledge of Support.com’s history and experience. Mr. Stephens also brings experience from 15 years of service in the software industry driving growth strategies. Based on the Board’s identification of these qualifications, skills and experiences, the Board has concluded that Mr. Stephens should serve as a director of Support.com.

Executive Officers

The executive officers of the Company are:

Name	Age	Position
Elizabeth Cholawsky	60	President and Chief Executive Officer

Roop Lakkaraju	45	Executive Vice President, Chief Financial Officer and Chief Operating Officer

Chris Koverman (1)	56	Vice President, Product and Engineering

(1)	In connection with his expanded duties, Mr. Koverman became an executive officer of the Company effective February 9, 2016.

Elizabeth Cholawsky. Please see Dr. Cholawsky’s biography above under “Names of Directors and Biographical Information”.

Roop Lakkaraju. Mr. Lakkaraju joined the Company as Executive Vice President, Chief Financial Officer and Chief Operating Officer in October 2013. Mr. Lakkaraju has over 20 years of experience in technology companies. Prior to joining Support.com, Mr. Lakkaraju served as Chief Financial Officer of Quantros, Inc., a cloud provider to advance healthcare quality and safety performance. Mr. Lakkaraju has also been Chief Financial Officer of 2Wire and has held various executive positions at Solectron and Safeguard Scientifics. Mr. Lakkaraju began his career in public accounting, first with Grant Thornton and then PricewaterhouseCoopers. Mr. Lakkaraju earned a B.S. in Business Administration with an emphasis in Accounting from San Jose State University.

Chris Koverman. Mr. Koverman has served as Vice President of Engineering since August 2014 and as Vice President of Product and Engineering since January 2016. Mr. Koverman has over 20 years of experience in engineering and senior management, including: Director of Engineering for the Workflow Cloud Line of Business at Citrix where he led development for the GoToAssist product line; Vice President of Engineering at Casabi, a cloud content startup acquired by Broadsoft; Vice President of Business Development and Strategy for Dulance, the maker of a next generation product search engine acquired by Google; and Vice President of Engineering at Clarent Communications Corp. Mr. Koverman holds a B.S. in Biophysics from the University of California at Berkeley and a B.S. in Computer and Information Science from the University of California at Santa Cruz.

Code of Ethics

Integrity is one of our core values. The Board has adopted a Code of Ethics and Business Conduct (the “Code of Ethics”) applicable to our employees, officers and directors. The Code of Ethics is designed to deter wrongdoing and to promote honest and ethical conduct. The Code of Ethics includes standards designed to ensure full, accurate, and timely disclosure in reports filed with the SEC, promote compliance with laws, eliminate or properly manage conflicts of interest, encourage prompt internal reporting of violations of the Code of Ethics, and ensure accountability for the adherence to the Code of Ethics. The Code of Ethics is available on our website at:

http://www.support.com/wp-content/uploads/2015/03/Code-of-Ethics-and-Business-Conduct.pdf

Copies of the Code of Ethics are also available in print upon written request to Support.com, Inc., Attention: Corporate Secretary, 900 Chesapeake Drive, Second Floor, Redwood City, California 94063.

Director Nominations

No material changes have been made to the procedures by which security holders may recommend nominees to our Board.

Audit Committee

The Company’s Board of Directors has a standing Audit Committee. The Audit Committee consists of Mr. Robinson (Chair), Mr. Stanley and Ms. Fetter. The Board has determined that Mr. Robinson, an independent director based on the Nasdaq listing standards and applicable laws and regulations, is also a financial expert as defined under SEC rules. In addition, the Board has determined that each current member of the Audit Committee is financially literate, has the requisite financial sophistication as required by the applicable Nasdaq listing standards and is independent under the Nasdaq listing standards, SEC rules and applicable laws and regulations relating to the independence of Audit Committee members.

Section 16(a) Beneficial Ownership Compliance

Under the federal securities laws of the United States, Support.com’s directors, Section 16 Officers and any persons holding more than 10% of the Common Stock are required to report their initial ownership of Common Stock and any subsequent changes in that ownership to the SEC. Specific due dates for these reports have been established and we are required to identify in this Amendment those persons who failed to timely file these reports. Based solely on a review of Forms 3, 4 and 5 and any amendments thereto furnished to us, we believe that all of the Section 16 filing requirements were timely satisfied for 2015.

ITEM 11.	EXECUTIVE COMPENSATION

Executive Officer Compensation

COMPENSATION DISCUSSION AND ANALYSIS

Executive Summary

Our executive compensation program is designed to reward our executive officers when they contribute to the achievement of our business objectives and create long-term stockholder value. To further these objectives, our program uses both short- and long-term components, which in 2015 are highlighted by:

Pay for Performance – Our executive compensation program is designed to pay for performance with the short-term incentive program, which is tied to company financial, strategic and operational performance metrics, and the long-term incentive program, which awards stock options and RSUs (many of our outstanding awards only become exercisable, to the extent vested, upon reaching specific market-based milestones).

Balance of Short and Long-Term Incentives – Our incentive programs provide a balance of short and long-term incentives.

Capped Amounts – Amounts that can be earned under the short-term program are capped at 130% of target for financial metrics, and 100% of target for individual performance objectives.

Independent Compensation Advisor – The Compensation Committee directly retains an independent compensation advisor that provides no other services to the Company.

Prohibit Option Repricing – Our stock plan prohibits option repricing without stockholder approval.

Anti-Hedging Policy – Our Insider Trading Policy includes an anti-hedging prohibition applicable to all directors and employees.

In 2016, we added the following two policies which both further our compensation program objectives:

Stock Ownership Guidelines – We adopted stock ownership guidelines for executive officers and non-employee directors

Anti-Pledging Policy – We added an anti-pledging prohibition to our Insider Trading Policy applicable to all directors and employees

The following discussion and analysis explains our executive compensation program and policies for our executives listed in the Summary Compensation Table below. We refer to these senior executives as our “Named Executive Officers,” and for 2015 they include:

Name	Title
Elizabeth Cholawsky	President and Chief Executive Officer

Roop Lakkaraju	Executive Vice President, Chief Financial Officer and Chief Operating Officer

Shaun Donnelly (1)	Senior Vice President of Customer Success and Services Sales

Greg Wrenn (2)	Senior Vice President of Business Affairs, General Counsel & Secretary

(1)	As a result of his role change from SVP of Business Development and Account Management to SVP of Customer Success and Services Sales, Mr. Donnelly is no longer an executive officer of the Company effective February 9, 2016. Mr. Donnelly resigned his employment with the Company effective April 1, 2016.

(2)	Mr. Wrenn resigned his employment with the Company effective August 6, 2015.

This discussion and analysis of our 2015 executive compensation program may include forward-looking statements, and should be read together with the compensation tables and related disclosures that follow.

2015 Business Highlights

In 2014, our Board charted a new strategic direction for Support.com. This new direction included the continued growth of our successful services programs and adding new services customers while bringing to market a next-generation SaaS offering for contact centers. With our new strategic direction, we have been executing on a multi-year strategic plan both to grow services revenue and make our Support.com Cloud offering (“Nexus®”) a best-in-class SaaS offering for contact centers in the field of Support Interaction Optimization (“SIO”). SIO combines guided problem resolution, remote support, and sophisticated analytics to deliver highly streamlined and effective technical support assistance through both technician-assisted and self-service interactions. Frost & Sullivan values the SIO market at $1.3 billion globally in 2014, growing at a compound annual growth rate of 12.1%, and doubling to $2.6 billion by 2020. Frost & Sullivan named Support.com its SIO Company of the Year for 2014.

During 2015, we continued our transition to a services and product company through the execution of our multi-year strategic plan. We further diversified our client base while continuing to provide excellent service to our existing and new partners. Our focus on the Internet of Things began to bear fruit and netted new and expanded service program opportunities. We also expanded our Support.com Cloud offering (Nexus), to address 99% of the Support Interaction Optimization market through more robust agent desktop features, the addition of video support capabilities with SeeSupport, adding decision points Guided Paths®, and allowing all Nexus capabilities to be end-user facing through the addition of Self-Support. With the foundation we continued to build upon in 2015, we are positioned to take advantage of opportunities in the evolving connected support market for both our services programs and SaaS offering.

Recent Company Highlights

•	Added new services programs with Staples and won a large North American Service Provider program from a competitor
7

•	Comcast Master Service Agreement and Office Depot contracts renewed and multi-year agreements renewed with Suddenlink and DISH®

•	Extended Internet of Things (IoT) leadership with expanded Comcast Xfinity® Home services program and a new service program initiative with DISH and extended Nexus capabilities to integrate with IoT platforms, including becoming the first SIO solution embedded in a major Internet of Things platform by partnering with ThingWorx

•	Introduced Self-Support with consumer facing Guided Paths and seamless escalation to an agent

•	Continuous quarter over quarter double-digit growth of Agent Support active users

Please see our Annual Report on Form 10-K for the year ended December 31, 2015 for additional information.

Consideration of 2015 Say-on-Pay Voting Results

At our 2011 annual meeting of stockholders, our stockholders recommended that we hold advisory say-on-pay votes every year. In light of, and consistent with, this recommendation the Board has determined that the Company will hold future advisory votes on executive compensation annually until the next stockholder vote on the frequency of say-on-pay votes is required under Section 14A of the Exchange Act, or until the Board otherwise determines that a different frequency for such votes is in the best interests of the Company’s stockholders. At our 2015 annual meeting of stockholders, we received approximately 81% approval for our “say-on-pay” proposal based on record shares voted.

The Compensation Committee considered the 2015 say-on-pay voting results at its meetings, and the Compensation Committee believes the voting results demonstrate significant support for our Named Executive Officer compensation program. No significant changes were made in 2015 to our programs. The Compensation Committee intends to continue to look for ways to strengthen the existing executive compensation programs and the governance environment in which they function.

2015 Pay for Performance Analysis

Our program is designed to reward our executive officers, consistent with our peer group and market, when they contribute to the achievement of our business objectives and create long-term stockholder value.

Executive Compensation Philosophy and Objectives

The executive compensation program is designed to attract and retain talented executives that will lead the Company in achieving its business goals and objectives and in creating long-term stockholder value. In keeping with our philosophy of aligning pay with performance, a significant portion of our Named Executive Officers’ compensation is “at risk” and comprised of both short-term performance-based cash incentives (“MBOs”) and long-term equity awards. For us, “at risk” compensation consists of incentive cash compensation that is directly linked to performance against quarterly objectives set by the Compensation Committee, and interests in stock option grants priced at or above the closing price of a share of Common Stock on Nasdaq on the date of grant, and vesting over multi-year periods or in some cases upon achievement of performance milestones. Beginning in 2013, we introduced the use of time-based and performance-based grants of RSUs, and in 2014 we introduced the use of market-based grants of stock options in our executive compensation program, which also put portions of executive compensation at risk based on the performance of the Company and returns for our stockholders.

The principal elements of our executive compensation program are:

•	base salary;

•	short-term, performance-based cash incentive awards;
8

•	long-term, equity-based awards; and

•	other benefits customary for our peer group.

We believe that short-term cash incentives are an important and effective way to align Named Executive Officer pay with Company performance because short-term cash incentives are earned only when our Named Executive Officers contribute to the achievement of our specific short-term business objectives.

We also believe long-term stock option grants are particularly effective as a means of aligning the interests of our Named Executive Officers with those of our stockholders as these awards are designed to drive both long-term Company performance and retention of our key executives because the option awards will not deliver any return to our Named Executive Officers unless our stock price increases after the time the award is made. Beginning in 2013, we started to grant RSUs, which help retain Named Executive Officers by providing value that vests over time or upon achievement of designated performance targets, while at the same time increasing or decreasing compensation automatically based on the performance of our Common Stock. The combination of options and RSUs in equity grants balances both long-term retention as well as aligning the interests of our Named Executive Officers with the interests of our stockholders. Accordingly, we seek to establish long-term equity incentives as a significant ongoing component of our executive compensation program.

The Role of Consultants and Benchmarking Data

Historically, the Compensation Committee reviewed data from a variety of sources to determine and set executive compensation, including consideration of data and compensation information from peer companies, industry surveys, and recommendations of independent compensation consultants.

During 2015, the Compensation Committee continued to review publicly available data and solicit advice of Compensia, Inc. (“Compensia”) when making key compensation decisions for Section 16 Officers. Compensia has been engaged directly by the Compensation Committee only to make recommendations on appropriate executive and director compensation levels, to design and implement incentive plans, and to provide information on industry and peer group pay practices. Compensia is independent of Support.com’s directors and officers, and has not been retained by the Board, any committee, or by management of the Company to provide any other services. Compensia’s fees for its services in 2015 were substantially below $120,000.

Pursuant to its charter, which can be found at http://www.support.com/wp-content/uploads/2015/03/Compensation-Committee-Charter.pdf, the Compensation Committee has authority, at the Company’s expense, to retain, terminate or obtain the advice of compensation consultants, legal counsel and other advisers as the Compensation Committee may deem appropriate, including the sole authority to approve any such advisers’ fees and other retention terms. The Compensation Committee is directly responsible for the appointment, compensation and oversight of the work of any compensation consultant, legal counsel and other adviser retained by the Compensation Committee. The Company must provide for appropriate funding, as determined by the Compensation Committee, for payment of reasonable compensation to a compensation consultant, legal counsel or any other adviser retained by the Compensation Committee. Pursuant to its charter, the Compensation Committee may select, or receive advice from, a compensation consultant, legal counsel or other adviser to the Compensation Committee other than in-house legal counsel, only after taking into consideration the following factors related to the independence of the advisor:

(i)       the provision of other services to the Company by the person that employs the compensation consultant, legal counsel or other adviser;

(ii)       the amount of fees received from the Company by the person that employs the compensation consultant, legal counsel or other adviser, as a percentage of the total revenue of the person that employs the compensation consultant, legal counsel or other adviser;

(iii)       the policies and procedures of the person that employs the compensation consultant, legal counsel or other adviser that are designed to prevent conflicts of interest;

9

(iv)       any business or personal relationship of the compensation consultant, legal counsel or other adviser with a member of the Compensation Committee;

(v)       any stock of the Company owned by the compensation consultant, legal counsel or other adviser; and

(vi)       any business or personal relationship of the compensation consultant, legal counsel, other adviser or the person employing the adviser with an Officer.

Peer Group Analysis

For 2015, the Compensation Committee used a peer group of companies identified through the research and recommendations of Compensia, an independent compensation consultant, based on Internet, software and services companies that met the following criteria: revenue within approximately $40- 175 million and market capitalization within approximately $20-200 million. The peer group used for compensation purposes during 2015 consists of:

American Software, Inc.	Cyan, Inc.	Local Corporation

Autobytel Inc.	eGain Corporation	Marin Software Incorporated

Brightcove Inc.	Envivo, Inc.	Rand Worldwide, Inc.

BSQUARE Corporation	Exa Corporation	Spark Networks, Inc.

Carbonite, Inc.	Geeknet, Inc.	TechTarget, Inc.

Cinedigm Corp.	Guidance Software, Inc.	TheStreet, Inc.

Autobytel, Brightcove, BSQUARE, Cinedigm, Cyan, Envivo, Exa Geeknet, Local, Marin Software, Rand Worldwide, Spark Networks, and TheStreet were added to our peer group in 2015. In addition, Acorn Energy, Archipelago Learning, Callidus Software, Convio, Digimarc, ELLIE MAE, Keynote Systems, SciQuest, SPS Commerce, Vocus, Wave Systems, and Zix were no longer included in our peer group for 2015 since they no longer meet the designated criteria.

For 2015, the Compensation Committee used the median (50th percentile) as a guideline for establishing individual compensation elements, as well as total compensation, for each of our Section 16 Officers. The Compensation Committee does not benchmark and may deviate from such guidelines in its discretion, and takes into account individual performance, experience and competitive market factors.

The Role of Management in Compensation Decisions

Our Chief Executive Officer recommends to the Compensation Committee individual compensation adjustments for Section 16 Officers, other than herself, based on market data, Company performance and individual performance. She also recommends incentive compensation measures to align compensation with our corporate objectives. The Chief Executive Officer is sometimes present during the portions of Compensation Committee meetings in which compensation decisions regarding Section 16 Officers other than the Chief Executive Officer are reviewed and decided, but the Compensation Committee retains the final authority for all such decisions.

Analysis of 2015 Executive Compensation Decisions and Actions

Base Salary

Base salary is the baseline cash compensation that we pay to our Named Executive Officers throughout the year. Base salaries provide our Named Executive Officers with a predictable level of income. We pay base salaries to attract and retain strong talent in our market. The Compensation Committee determines individual salaries for the

10

Company’s Section 16 Officers, which includes each Named Executive Officer. In determining appropriate 2015 base salaries, in addition to reviewing the peer company data compiled by Compensia and market data from industry compensation surveys such as the survey by Radford, an Aon Hewitt company (“Radford”), and other sources, the Compensation Committee generally considers:

•	the scope of responsibility and experience of the Section 16 Officer;

•	the individual performance of each existing Section 16 Officer;

•	competitive market compensation;

•	internal equitable considerations;

•	the significance of the individual to the achievement of our corporate objectives; and

•	in the case of Section 16 Officers other than the Chief Executive Officer, the Chief Executive Officer’s recommendation as to compensation.

Base salaries are reviewed annually by the Compensation Committee along with other elements of executive compensation. In February 2015, the Compensation Committee, considering the advice of Compensia and reviewing the data and factors described above as part of the annual executive compensation review, increased the annual base salary rate for Dr. Cholawsky from $360,000 to $370,000 (3%), for Mr. Lakkaraju from $320,000 to $329,600 (3%), Mr. Donnelly from $226,600 to $235,644 (4%), and for Mr. Wrenn from $257,500 to $267,800 (4%). Each of the base salary adjustments were made due to market adjustments. In February 2016, the Compensation Committee, considering the advice of Compensia and reviewing the data and factors described above as part of the annual executive compensation review, determined that current amounts were considered appropriate and no changes to base salary were made at that time.

The annual base salary rates for our Named Executive Officers for 2015 are set forth in the table below:

Name	2015 Base Salary
Elizabeth Cholawsky	$370,000
Roop Lakkaraju	$329,600
Shaun Donnelly (1)	$235,644
Greg Wrenn (2)	$267,800

(1)	As a result of his role change from SVP of Business Development and Account Management to SVP of Customer Success and Services Sales, Mr. Donnelly is no longer an executive officer of the Company effective February 9, 2016. Mr. Donnelly resigned his employment with the Company effective April 1, 2016.

(2)	Mr. Wrenn resigned his employment with the Company effective August 6, 2015.

Short-Term, Performance-Based Cash Incentive Awards

We paid short-term performance-based cash incentives in 2015 under our Executive Incentive Compensation Plan to attract and retain talented executives who help us achieve our business objectives, and to align executive pay with achievement against near-term Company performance objectives. In determining appropriate target short-term cash incentive opportunities for each Section 16 Officer for 2015, in addition to reviewing market data from industry compensation surveys such as that of Radford, and data from Compensia, all as further discussed below, the

11

Compensation Committee assessed the same factors that were considered in determining 2015 base salaries. In February 2015, the Compensation Committee, considering the advice of Compensia and reviewing the data and factors described above as part of the annual executive compensation review, increased the annual short-term cash incentive award target for Dr. Cholawsky from $234,000 to $241,000 (3%), for Mr. Lakkaraju from $150,000 to $154,912 (3%), for Mr. Donnelly from $56,650 to $58,911 (4%), and for Mr. Wrenn from $77,250 to $80,340 (4%). These increases were made after market considerations. In February 2016, the Compensation Committee, considering the advice of Compensia and reviewing the data and factors described above as part of the annual executive compensation review determined that current amounts were considered appropriate and no changes to short-term performance-based cash incentives were made at that time. For our Chief Executive Officer, the Compensation Committee solely established financial goals for her short-term performance-based cash incentive awards.

Actual payouts for our short-term cash incentive awards for each Section 16 Officer were based on the achievement of specified financial targets and non-financial corporate and leadership objectives established at the beginning of each quarter as determined by the Compensation Committee. The Compensation Committee considers financial and other targets each quarter in order to keep the short-term performance-based incentives appropriate and effective at aligning this element of executive pay with the achievement of the Company’s near-term performance objectives. All objectives were designed to require strong performance from our Section 16 Officers, and often resulted in payouts under target. For 2015, our short-term cash incentive award payout approach was as follows:

•	Incentive compensation for Company revenue and net income targets was paid on a straight-line sliding scale if the Company achieved between the minimum threshold of 70% (achievements under 70% received no payout) and the maximum achievement of 130% (achievements over 130% received 130% payout).

•	Targets specific to individual performance were not eligible for achievement levels above 100% of target, but could be assigned partial credit based on actual achievement on a straight-line sliding scale between 0% to 100%;

By establishing targets that are a percentage of base salary, 65% for Dr. Cholawsky, 47% for Mr. Lakkaraju and 25% for Mr. Donnelly, and capping payouts at 130% and 100% for financial and corporate and leadership objectives, respectively, our program results in payouts which are a fraction of the Section 16 Officer’s base salary. The Compensation Committee determines in its sole discretion if, and to what extent, objectives are achieved and incentive awards are payable based on the actual results of the period. Pursuant to the Executive Incentive Compensation Plan, the Compensation Committee reserves the right to amend or discontinue the short-term incentive program at any time in the best interests of the Company and to use negative discretion, where appropriate.

For 2015, the terms of our Named Executive Officers’ MBOs and the payments made with respect to those awards were as follows:

			Target	Actual	Actual
Named			Cash	% of	Cash
Executive			Incentive	Objective	Incentive
Officer	Period	Description of Objective	Potential	Achieved	Paid
Elizabeth Cholawsky	2015-Q1	Target Company revenue of $22,126,000	$29,401	105%	$30,771
		Target Company adjusted non-GAAP net income of $(532,398)	$17,641	0%	$0
		Target Nexus annual recurring revenue of $344,464	$11,761	0%	$0
	2015-Q2	Target Company revenue of $20,834,000	$30,125	99%	$29,788
12

			Target	Actual	Actual
Named			Cash	% of	Cash
Executive			Incentive	Objective	Incentive
Officer	Period	Description of Objective	Potential	Achieved	Paid
		Target Company adjusted non-GAAP net income of $(2,968,000)	$18,075	130%	$23,498
		Target Nexus annual recurring revenue of $375,129	$12,050	0%	$0
	2015-Q3	Target Company revenue of $17,624,000	$30,125	101%	$30,538
		Target Company adjusted non-GAAP net income of $(3,086,000)	$18,075	103%	$18,603
		Target Nexus annual recurring revenue of $371,769	$12,050	88%	$10,606
	2015-Q4	Target Company revenue of $15,464,000	$30,125	102%	$30,626
		Target Company adjusted non-GAAP net income of $(4,184,000)	$18,075	110%	$19,971
		Target Nexus annual recurring revenue of $1,000,000	$12,050	0%	$0
	2015 Total		239,553		194,400
Roop Lakkaraju	2015-Q1	Target Company revenue of $22,126,000	$9,438	105%	$9,878
		Target Company adjusted non-GAAP net income of $(532,398)	$5,663	0%	$0
		Target Nexus annual recurring revenue of $344,464	$3,775	0%	$0
		Deliver contact center productive hours consistent with plan	$6,292	100%	$6,292
		Prepare debt financing analysis for Board consideration	$6,292	100%	$6,292
		Prepare stock buyback analysis for Board consideration	$6,292	100%	$6,292
	2015-Q2	Target Company revenue of $20,834,000	$9,682	99%	$9,574
		Target Company adjusted non-GAAP net income of $(2,968,000)	$5,809	130%	$7,552
		Target Nexus annual recurring revenue of $375,129	$3,873	0%	$0
		Deliver contact center productive hours consistent with plan	$6,455	100%	$6,455
		Prepare strategic alternatives presentation for Board	$6,455	100%	$6,455
		Assess potential accounting systems and make a recommendation	$6,455	100%	$6,455
13

			Target	Actual	Actual
Named			Cash	% of	Cash
Executive			Incentive	Objective	Incentive
Officer	Period	Description of Objective	Potential	Achieved	Paid
	2015-Q3	Target Company revenue of $17,624,000	$9,682	101%	$9,789
		Target Company adjusted non-GAAP net income of $(3,086,000)	$5,809	103%	$5,963
		Target Nexus annual recurring revenue of $371,769	$3,873	88%	$3,400
		Deliver contact center productive hours consistent with plan	$6,455	100%	$6,455
		Deliver cost structure realignment based on staffing needs	$6,455	100%	$6,455
		Complete hiring of new Controller and deliver plan to improve quality of payroll processing	$6,455	100%	$6,455
	2015-Q4	Target Company revenue of $15,464,000	$9,682	102%	$9,843
		Target Company adjusted non-GAAP net income of $(4,184,000)	$5,809	110%	$6,419
		Target Nexus annual recurring revenue of $1,000,000	$3,873	0%	$0
		Deliver contact center productive hours consistent with plan	$6,455	100%	$6,455
		Develop methodology for assessing business investment initiatives	$6,455	100%	$6,455
		Complete IR firm transition and develop IR strategy for 2016	$6,455	100%	$6,455
	2015 Total		153,936		139,384
Shaun Donnelley	2015-Q1	Target Company revenue of $22,126,000	$3,578	105%	$3,745
		Target Company adjusted non-GAAP net income of $(532,398)	$2,147	0%	$0
		Target Nexus annual recurring revenue of $344,464	$1,431	0%	$0
		Close target number of Nexus deals within target market	$3,578	40%	$1,431
		Close target number of services deals within target margin	$1,789	100%	$1,789
		Deliver target level of revenue increase from named services customers	$1,789	100%	$1,789
14

			Target	Actual	Actual
Named			Cash	% of	Cash
Executive			Incentive	Objective	Incentive
Officer	Period	Description of Objective	Potential	Achieved	Paid
	2015-Q2	Target Company revenue of $20,834,000	$3,682	99%	$3,641
		Target Company adjusted non-GAAP net income of $(2,968,000)	$2,209	130%	$2,872
		Target Nexus annual recurring revenue of $375,129	$1,473	0%	$0
		Close target number of Nexus deals within target market	$3,682	10%	$368
		Close target number of services deals within target margin	$1,841	100%	$1,841
		Launch and generate revenue from target number of services programs	$1,841	33%	$608
	2015-Q3	Target Company revenue of $17,624,000	$3,682	101%	$3,732
		Target Company adjusted non-GAAP net income of $(3,086,000)	$2,209	103%	$2,274
		Target Nexus annual recurring revenue of $371,769	$1,473	88%	$1,296
		Deliver target Nexus seat count	$3,682	100%	$3,682
		Close target number of services deals within target margin	$1,841	100%	$1,841
		Launch and generate revenue from target number of services programs	$1,841	100%	$1,841
	2015-Q4	Target Company revenue of $15,464,000	$3,682	102%	$3,743
		Target Company adjusted non-GAAP net income of $(4,184,000)	$2,209	110%	$2,441
		Target Nexus annual recurring revenue of $1,000,000	$1,473	0%	$0
		Deliver target Nexus seat count and target Nexus ARR	$5,155	50%	$2,577
		Close target number of services deals within target margin	$1,473	50%	$736
		Launch and generate revenue from target services program	$736	100%	$736
	2015 Total		58,496		42,984
15

			Target	Actual	Actual
Named			Cash	% of	Cash
Executive			Incentive	Objective	Incentive
Officer	Period	Description of Objective	Potential	Achieved	Paid
Greg Wrenn	2015-Q1	Target Company revenue of $22,126,000	$4,880	105%	$5,107
		Target Company adjusted non-GAAP net income of $(532,398)	$2,928	0%	$0
		Target Nexus annual recurring revenue of $344,464	$1,952	0%	$0
		Deliver plan to launch new Intranet solution	$2,440	100%	$2,440
		Assist Sales in delivery of new Nexus commission plan program	$2,440	100%	$2,440
		Deliver Nexus contract “playbook” with training for Nexus sales team	$2,440	100%	$2,440
		Assist consultant and CEO in completing Phase I of “Values” project	$2,440	100%	$2,440
	2015-Q2	Target Company revenue of $20,834,000	$5,021	99%	$4,965
		Target Company adjusted non-GAAP net income of $(2,968,000)	$3,013	130%	$3,917
		Target Nexus annual recurring revenue of $375,129	$2,009	0%	$0
		Execute plan to launch new Intranet solution	$3,414	100%	$3,414
		Complete PCI Level 1 compliance audit by target date	$3,314	100%	$3,314
		Engage vendor to conduct company-wide employee engagement survey	$3,314	100%	$3,314
	2015 Total		39,603		33,790

(1)	Adjusted non-GAAP net income (loss) for the purpose of MBO target amounts is the Company’s target non-GAAP net income (loss) adjusted to eliminate the impact of variable MBO payments in order to avoid recursive calculations of actual non-GAAP net income results.

(2)	As a result of his role change from SVP of Business Development and Account Management to SVP of Customer Success and Services Sales, Mr. Donnelly is no longer an executive officer of the Company effective February 9, 2016. Mr. Donnelly resigned his employment with the Company effective April 1, 2016.

(3)	Mr. Wrenn resigned his employment with the Company effective August 6, 2015.

For more information about our MBO payouts for 2015, see the 2015 Summary Compensation Table and 2015 Grants of Plan-Based Awards Table below.

Long-Term Equity Awards

We periodically provide long-term equity awards at the discretion of the Compensation Committee to our executive officers to encourage them to create long-term value for our stockholders through sustained performance. Equity compensation for executive officers is reviewed at least annually, but the frequency, type, and amount of long-term equity awards are made at the discretion of the Compensation Committee based on an assessment of overall compensation and grant date fair value of any new awards, performance, and the desired balance of compensation incentives going forward. Thus grants in recent years have tended to vary year-to-year based on this overall assessment and in some years no new grants by the Compensation Committee have been made to continuing executive officers, such as calendar years 2010 and 2012.

On April 12, 2010, our Compensation Committee adopted a policy stating the Compensation Committee’s general intention to structure any future equity-based awards granted to our Section 16 Officers during calendar years 2010, 2011 and 2012 such that a substantial portion (in this case, at least 50% on a share basis) of equity awards granted to our Section 16 Officers would be performance-based. The same proportion did not apply to new hire grants which were based on the competitive hiring market practices at the time, but any subsequent grants to that officer were to include a substantial portion of performance-based awards. Equity awards in 2010, 2011, and 2012 were either (1) time-based stock option awards with an exercise price equal to at least 125% of the closing price of a share of Common Stock on Nasdaq on the date of grant, or (2) stock option awards earned based on the achievement of Company performance targets based on the achievement of Company performance targets.

In 2013, we granted equity awards to our former CEO, Josh Pickus, and our former CFO, Shelly Schaffer. At least 50% of the equity awards were based on the achievement of Company performance targets. Both Mr. Pickus and Ms. Schaffer resigned employment with the Company in April 2014 and October 2013, respectively. Mr. Pickus forfeited at least 66% of his 2013 equity awards on his departure. Ms. Schaffer forfeited 100% of her 2013 equity awards on her departure. Mr. Lakkaraju began his employment with the Company in 2013 and was granted new hire RSUs and stock options on October 30, 2013. The stock options have an exercise price of $5.57 per share.

In 2014, we granted performance based stock option awards. Approximately 75% of Dr. Cholawsky’s equity award grants in 2014 were performance-based stock options. Dr. Cholawsky received three stock option grants on May 16, 2014 and each grant has an exercise price of $2.21 per share. In addition to time-based vesting requirements, the three stock option grants may only be exercised if the closing price of our stock as reported on Nasdaq is at or above a designated share price ($4.00, $6.25 and $9.75, respectively) for 20 or more consecutive trading days for each grant. Similarly in 2014, Messrs. Lakkaraju and Donnelly each received two stock option grants with exercise prices of $2.26 per share, which, in addition to time-based vesting requirements, are exercisable only if our Common Stock achieves certain pre-established value levels. Specifically, the stock option grants can only be exercised if the closing price of our stock as reported on Nasdaq is at or above a designated share price ($4.00 and $6.25, respectively) for 20 or more consecutive trading days for each grant. The Compensation Committee granted the stock options to Dr. Cholawsky as the new CEO of the Company and designed the terms to be ambitious in terms of the share price growth required before the stock options were exercisable. By providing the stock options with a ten year expiration term, the Compensation Committee provided Ms. Cholawsky with time to guide the Company during the multi-year strategic plan before the stock options expired, while correlating the exercisability directly with increases in the Company’s stock price and shareholder value.

In 2015, Dr. Cholawsky received all of her equity awards in stock option grants. Dr. Cholawsky received a stock option grant on February 10, 2015, with an exercise price of $1.85 per share. Similarly in 2015, both Messrs. Lakkaraju and Donnelly received their equity awards in stock option grants with exercise prices of $1.85 per share.

As of December 31, 2015, our stock price has not exceeded the exercise price of the vested stock options that were granted to Dr. Cholawsky, and Messrs. Lakkaraju and Donnelly in 2014 and 2015. Further, our stock price would have to appreciate over 118% from our December 31, 2015 closing stock price of $1.01 for Dr. Cholawsky’s, or Messrs. Lakkaraju’s and Donnelly’s 2014 performance based stock grants to reach the exercise price and provide any realizable value to our executive officers. In addition, our stock price would need to appreciate 296%, 518%, and 865% respectively from our December 31, 2015 closing stock price of $1.01 for Dr. Cholawsky’s, or Messrs. Lakkaraju’s and Donnelly’s 2014 performance-based stock grants to reach the performance-based exercise criteria (i.e. $4.00, $6.25, and $9.25) and provide any realizable value to our executive officers. Similarly, our stock price would need to appreciate over 83% from our December 31, 2015 closing stock price of $1.01 for Dr. Cholawsky’s, or Messrs. Lakkaraju’s and Donnelly’s 2015 stock grants to reach the exercise price and provide any realizable value to our executives.

In 2016, at least 50% of the equity awards granted to our executive officers included performance-based requirements. Dr. Cholawsky received all her equity awards in 2016 as stock option grants. Dr. Cholawsky received two stock option grants on February 9, 2016 with exercise prices of $.80 per share. In addition to time-based vesting requirements, 50% of the stock option grants may only be exercised if the closing price of our stock as reported on Nasdaq is at or above $1.85 for 20 or more consecutive trading days. As of April 18, 2016, the closing price of our stock as reported on Nasdaq was $0.9614.

Mr. Lakkaraju received all of his equity awards in 2016 in stock option grants. Mr. Lakkaraju received two stock option grants on February 9, 2016 with exercise prices of $.80 per share. In addition to time-based vesting requirements, 50% of the stock option grants may only be exercised if the closing price of our stock as reported on Nasdaq is at or above $1.85 for 20 or more consecutive trading days. Mr. Koverman, who became a Section 16 Officer in 2016, received all of his equity awards in 2016 as stock option grants. Mr. Koverman received two stock option grants on March 15, 2016, with exercise prices of $.85 per share. In addition to time-based vesting requirements, 50% of the stock option grants may only be exercised if the closing price of our stock as reported on Nasdaq is at or above $1.85 per share. Mr. Donnelly is no longer a Section 16 Officer for 2016 and he resigned his employment with the Company as of April 1, 2016.

Other Benefits

We also provide our Named Executive Officers with certain employee benefits that are generally consistent with both the employee benefits we provide to all of our employees and that are provided by other employers in Silicon Valley. These benefits consist of a tax-qualified defined contribution plan, which we refer to as our 401(k) plan (to which we do not make any employer contributions), health benefits, life insurance benefits, and other welfare benefits. We do not provide any special employee benefits for our Named Executive Officers other than increased life insurance coverage equal to $300,000 per person, which increased coverage is also available to each of our employees who hold a position equal to or above the director level. Our employees who hold a position below the director level receive $150,000 in life insurance coverage per person.

Tax Implications of Compensation Policies

Section 162(m)

Section 162(m) of the Internal Revenue Code of 1986, as amended (the “Code”) generally places a limit of $1,000,000 on the amount of compensation we may deduct for federal income tax purposes in any one year with respect to the compensation we pay to certain of our most highly compensated officers, unless such compensation is performance-based compensation under Section 162(m) of the Code. In order to maintain flexibility in compensating our covered employees (as determined under 162 (m)) in a manner designed to promote achievement of Company goals, the Compensation Committee considers the Section 162 (m) impact of its compensation decisions, but does not necessarily limit executive compensation to that which is deductible under Section 162(m) of the Code.

Taxation of “Parachute” Payments

Sections 280G and 4999 of the Code provide that “disqualified individuals” within the meaning of the Code (which generally includes certain officers, directors and employees of the Company) may be subject to additional taxes if they receive payments or benefits in connection with a change in control of the corporation that exceed certain prescribed limits. The corporation or its successor may also forfeit a deduction on the amounts subject to this additional tax.

We did not provide any of our executive officers, including any NEO, any director, or any other service provider with a “gross-up” or other reimbursement payment for any tax liability that the individual might owe as a result of the application of sections 280G or 4999, and we have not agreed and are not otherwise obligated to provide any individual with such a “gross-up” or other reimbursement as a result of the application of sections 280G and 4999.

Accounting Standards

We follow Financial Accounting Standards Board Accounting Standards Codification Topic 718, or “ASC 718,” for accounting for our stock options and other stock-based awards. ASC 718 requires companies to calculate the grant date “fair value” of their stock option grants and other equity awards using a variety of assumptions. This calculation is performed for accounting purposes. ASC 718 also requires companies to recognize the compensation cost of stock option grants and other stock-based awards in their income statements over the period that an employee is required to render service in exchange for the option or other equity award.

Employment Arrangements, Termination of Employment Arrangements and Change of Control Arrangements

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

Elizabeth Cholawsky

Dr. Cholawsky assumed the title of President and Chief Executive Officer on May 16, 2014. In connection with her employment, we entered into an offer letter with Dr. Cholawsky. Our arrangement with Dr. Cholawsky provided for her to receive an annual base salary of $360,000 and an annual short-term cash incentive target of $234,000. Effective February 10, 2015, Dr. Cholawsky’s base salary was increased to $370,000 and her annual cash incentive target was increased to $241,000. In addition, Dr. Cholawsky has been granted stock options and RSU awards, as reflected in the outstanding equity awards table below.

Pursuant to the terms of Dr. Cholawsky’s offer letter, if she is terminated without cause or resigns for good reason (as defined in the offer letter), Dr. Cholawsky would be entitled to severance pay equal to 12 months of base salary. If such termination or resignation follows within 12 months of a change of control of the Company, Dr. Cholawsky would also be entitled to vest immediately in 100% of any remaining unvested equity awards, provided, however, that stock options with market-based conditions will be eligible for acceleration only if and to the extent the applicable market conditions have been met prior to the change of control or achieved as part of the change of control as described in Dr. Cholawsky’s offer letter.

Roop Lakkaraju

Mr. Lakkaraju assumed the title of Executive Vice President, Chief Financial Officer and Chief Operating Officer on October 30, 2013. In connection with his employment, we entered into an offer letter with Mr. Lakkaraju. Our arrangement with Mr. Lakkaraju provided for him to receive an annual base salary of $320,000 and an annual short-term cash incentive target of $150,000. Effective February 10, 2015, Mr. Lakkaraju’s base salary was increased to $329,600 and his annual cash incentive target was increased to $154,912. In addition, Mr. Lakkaraju has been granted stock options and RSU awards, as reflected in the outstanding equity awards table below.

Pursuant to the terms of Mr. Lakkaraju’s offer letter, if he is terminated without cause or resigns for good reason (as defined in the offer letter), Mr. Lakkaraju would be entitled to severance pay equal to six months of base salary and 50% of the short-term cash incentive target in effect for the year in which he is terminated. If such termination or resignation follows within 12 months of a change of control of the Company, Mr. Lakkaraju would also be entitled to vest immediately in 100% of any remaining unvested equity awards, provided, however, that stock options with market-based conditions will be eligible for acceleration only if and to the extent the applicable market conditions have been met prior to the change of control or achieved as part of the change of control as described in Mr. Lakkaraju’s grant.

Shaun Donnelly

Mr. Donnelly was hired as Vice President, General Manager, Small and Medium Business on December 29, 2011. In connection with his employment, we entered into an offer letter with Mr. Donnelly. Our arrangement with Mr. Donnelly provided for him to receive an annual base salary of $208,000 and an annual short-term cash incentive target of $52,000. In 2012, in relation to the expansion of his duties to include responsibility for the program management group, Mr. Donnelly’s base salary was increased to $220,000 and his annual cash incentive target was increased to $55,000, in each case effective as of August 1, 2012. Effective September 29, 2013, Mr. Donnelly’s base salary was increased to $226,600 and his annual cash incentive target was increased to $56,650. Effective February 10, 2015, Mr. Donnelly’s base salary was increased to $235,644 and his annual cash incentive target was increased to $58,911. In addition, Mr. Donnelly has been granted stock options and RSU awards, as reflected in the outstanding equity awards table below. Mr. Donnelly was also given certain housing allowances as reflected in the summary compensation table below.

Pursuant to the terms of Mr. Donnelly’s offer letter, if Mr. Donnelly is terminated without cause or resigns for good reason (as defined in the offer letter), Mr. Donnelly would be entitled to severance pay equal to four months of base salary and 33.3% of his target short-term cash incentive in effect for the year in which he is terminated. If such termination or resignation follows within 12 months of a change of control of the Company, Mr. Donnelly would also be entitled to vest immediately in 100% of any remaining unvested equity awards, provided, however, that stock options with market-based conditions will be eligible for acceleration only if and to the extent the applicable market conditions have been met prior to the change of control or achieved as part of the change of control as described in Mr. Donnelly’s grant. Mr. Donnelly resigned voluntarily from the Company effective April 1, 2016.

Greg Wrenn

Mr. Wrenn was hired as Vice President, General Counsel and Corporate Secretary on November 4, 2009. In connection with his employment, we entered into an offer letter with Mr. Wrenn. Our arrangement with Mr. Wrenn provided for him to receive an annual base salary of $240,000 and a short- term cash incentive target of $60,000. In relation to the expansion of his duties to include responsibility for other areas of the business development group, Mr. Wrenn’s annual base salary was increased to $250,000 and his short-term cash incentive target was increased to $75,000, in each case effective as of January 1, 2012. He was also given a one-time incentive award of $50,000. Effective September 29, 2013, Mr. Wrenn’s annual base salary was increased to $257,500 and his annual cash incentive target was increased to $77,250. Effective February 10, 2015, Mr. Wrenn’s annual base salary was increased to $267,800 and his annual cash incentive target was increased to $80,340. In addition, Mr. Wrenn has been granted stock options and RSU awards, as reflected in the outstanding equity awards table below.

Pursuant to the terms of Mr. Wrenn’s offer letter as previously amended, if Mr. Wrenn is terminated without cause or resigns for good reason (as defined in the offer letter), Mr. Wrenn would be entitled to severance pay equal to six months of base salary in effect for the year in which he is terminated. If such termination or resignation follows within 12 months of a change of control of the company, Mr. Wrenn would also be entitled to vest immediately in 100% of any remaining unvested equity awards, or such other amount as specified in any future grant agreement. As previously disclosed on Form 8-K filed with the SEC on June 25, 2015, Mr. Wrenn resigned voluntarily from the Company effective August 6, 2015.

EXECUTIVE COMPENSATION

2015 Summary Compensation Table

The following table shows compensation information for 2015, 2014 and 2013 for our Named Executive Officers.

						Non-Equity
				Stock	Option	Incentive Plan	All Other
		Salary	Bonus	Awards	Awards	Compensation	Compensation	Total
Name and Principal Position	Year	($)	($)	(1) ($)	(1) ($)	(2) ($)	(3) ($)	($)
Elizabeth Cholawsky (4)	2015	370346	-	-	139,125	197,684	270	707,425
President and Chief Executive Officer	2014	216000	40,000	483,442	973,594	146,431	10,679(5)	1,870,146
	2013	-	-	-	-	-	-	-
Roop Lakkaraju (6)	2015	329834	-	-	99,375	140,490	270	569,969
Chief Financial Officer and Executive Vice President of Finance and Administration	2014	320000	-	-	146,407	156,795	162	623,364
	2013	55,385	-	1,583969	467,532	27,302	21	2,134,209
Shaun Donnelley (7)	2015	235576	-	-	99,375	43,385	72,238(8)	450,574
Senior Vice President, Customer Success and Services Sales	2014	226600	-	-	117,125	45,632	92,289(9)	481,646
	2013	221700	5,000	147,250	-	44,034	30,331(10)	448,315
Greg Wrenn (11)	2015	170951	-	-	-	33,790	270	205,011
Senior Vice President of Business Affairs, General Counsel and Corporate Secretary	2014	257500	-	137,000	-	76,137	162	470,799
	2013	251933	-	589,000	-	77,676	180	918,789

(1)	The amounts disclosed represent the grant date fair value of awards computed in accordance with ASC Topic 718, Compensation – Stock Compensation, excluding the effect of certain forfeiture assumptions. We estimate the fair value of stock options granted using the Black-Scholes option pricing model. This pricing model requires a number of complex assumptions including volatility, expected term, risk-free interest rate, and expected dividends. For more information about the assumptions used, please refer to our audited consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2015.

(2)	The amounts disclosed for 2015 reflect the aggregate short-term cash incentive awards earned for all four quarters of the 2015 fiscal year under the annual incentive plan. Payouts for earned awards were made both in 2015 and 2016.

(3)	Our employees may participate in our 401(k) plan, which is a tax-qualified defined contribution plan. We do not provide any matching contributions on any employee’s contribution to the 401(k) plan. The amounts disclosed in this column include life insurance premiums for $300,000 of term life insurance for each Named Executive Officer.

(4)	Dr. Cholawsky joined the Company on May 16, 2014.
21

(5)	Includes $10,634 in reimbursements to Dr. Cholawsky in connection with work-related travel expenses while Dr. Cholawsky’s relocation was pending. Also includes $45 in life insurance premiums for $300,000 of term life insurance.

(6)	Mr. Lakkaraju joined the Company on October 30, 2013.

(7)	As a result of his role change from SVP of Business Development and Account Management to SVP of Customer Success and Services Sales, Mr. Donnelly is no longer an executive officer of the Company effective February 9, 2016. Mr. Donnelly resigned his employment with the Company effective April 1, 2016.

(8)	Includes $71,984 in housing allowances to Mr. Donnelly through November 2015 in connection with his new residence near Company headquarters. Also includes $254 in life insurance premiums for $300,000 of term life insurance.

(9)	Includes $92,127 in housing allowances to Mr. Donnelly in connection with his new residence near Company headquarters. Also includes $162 in life insurance premiums for $300,000 of term life insurance.

(10)	Includes $25,195 in reimbursed relocation expenses to Mr. Donnelly in connection with his move near Company headquarters. Also includes $5,000 in monthly housing allowances to Mr. Donnelly in December 2013 in connection with his new residence near Company headquarters. Also includes $136 in life insurance premiums for $300,000 of term life insurance.

(11)	Mr. Wrenn resigned his employment with the Company effective August 6, 2015.

2015 Grants of Plan-Based Awards Table

The following table sets forth certain information with respect to grants of plan-based awards in 2015 to our Named Executive Officers, including short-term cash incentive awards and equity awards. The stock options granted to our Named Executive Officers in 2015 were granted under the 2010 Stock Plan. All stock options were granted with an exercise price equal to the closing price of a share of Common Stock on Nasdaq on the date of the grant.

					All Other		Grant
					Option		Date
		Estimated Future			Awards:		Fair
		Payouts Under			Number	Exercise	Value
		Non-Equity Incentive			of	or Base	of Stock
		Plan Awards (1)			Securities	Price of	and
					Underlying	Option	Option
	Grant	Threshold	Target	Maximum	Options	Awards	Awards
Name	Date	($)	($)	($)	(#) (2)	($)	($) (3)
Elizabeth Cholawsky
MBO	-	167,687	239,553	311,419	-	-	-
Option	2/10/2015	-	-	-	175,000	1.85	139,125
Roop Lakkaraju
MBO	-	54,611	153,833	176,908	-	-	-
Option	2/10/2015	-	-	-	125,000	1.85	99,375
22

					All Other		Grant
					Option		Date
		Estimated Future			Awards:		Fair
		Payouts Under			Number	Exercise	Value
		Non-Equity Incentive			of	or Base	of Stock
		Plan Awards (1)			Securities	Price of	and
					Underlying	Option	Option
	Grant	Threshold	Target	Maximum	Options	Awards	Awards
Name	Date	($)	($)	($)	(#) (2)	($)	($) (3)
Shaun Donnelley (4)
MBO	-	20,766	58,496	67,271	-	-	-
Option	2/10/2015	-	-	-	125,000	1.85	99,375
Greg Wrenn (5)
MBO	-	14,059	39,604	45,544	-	-	-

(1)	For 2015 we defined Company and/or individual objectives for our Named Executive Officers on a quarterly basis. Objectives were expressed as financial goals for the Company and/or individual performance goals. Additional information is reflected in the discussion of “Short-Term, Performance- Based Cash Incentive Awards” above.

(2)	All awards listed in this column are time-based grants of stock options that vest 1/36th of the shares subject to the grant on each monthly anniversary of the grant date over 36 months, subject to continued employment.

(3)	The amounts disclosed represent the grant date fair value of awards computed in accordance with ASC Topic 718, Compensation – Stock Compensation, excluding the effect of certain forfeiture assumptions. We estimate the fair value of stock options granted using the Black-Scholes option pricing model. This pricing model requires a number of complex assumptions including volatility, expected term, risk-free interest rate, and expected dividends. For more information about the assumptions used, please refer to our audited consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2015.

(4)	As a result of his role change from SVP of Business Development and Account Management to SVP of Customer Success and Services Sales, Mr. Donnelly is no longer an executive officer of the Company effective February 9, 2016. Mr. Donnelly resigned his employment with the Company effective April 1, 2016.

(5)	Mr. Wrenn resigned his employment with the Company effective August 6, 2015.

Our Named Executive Officers are parties to employment contracts or arrangements with us. For more information about these agreements and arrangements, see “Compensation Discussion and Analysis—Employment Arrangements, Termination of Employment Arrangements and Change of Control Arrangements” above. For more information about the compensation arrangements in which our Named Executive Officers participate and the proportion of our Named Executive Officers’ total compensation represented by “at risk” components, see “Compensation Discussion and Analysis” above.

Outstanding Equity Awards at 2015 Fiscal Year-End Table

The following table summarizes the number of securities underlying outstanding equity awards for our Named Executive Officers as of December 31, 2015:

23

	Option Awards (1)						Stock Awards (1)

										Market Value of
			Number of	Number of					Number of	Shares or
			Securities	Securities					Shares or	Units of
			Underlying Unexercised	Underlying Unexercised	Option				Units of Stock that	Stock that
	Grant Date		Options Exercisable	Option Unexercisable	Exercise Price	Option Expiration	Grant Date		have not Vested	Have not Vested
Name	(2)		(#)	(#)	($)	Date	(3)		(#)	($) (4)
Elizabeth Cholawsky			-	-	-	-	5/16/14	(5)(8)	164,064	165,705
	5/16/144	(5)(6)(7)	-	150,000	2.21	5/16/24	-		-	-
	5/16/14	(5)(6)(9)	-	300,000	2.21	5/16/24	-		-	-
	5/16/14	(5)(6)(10)	-	300,000	2.21	5/16/24	-		-	-
	2/10/15		48,611	175,000	1.85	2/10/25	-		-	-
Roop Lakkaraju			-	-	-	-	10/30/13	(8)	142,187	143,609
	10/30/13	(6)	105,625	89,375	5.57	10/30/23	-		-	-
	5/21/14		32,986	29,514	2.26	5/21/24	-		-	-
	5/21/14	(7)	-	31,250	2.26	5/21/24	-		-	-
	5/21/14	(9)	-	31,250	2.26	5/21/24	-		-	-
	2/10/15		34,722	90,278	1.85	2/10/25	-		-	-
Shaun Donnelly (11)	1/5/12	(6)	180,833	4,167	2.17	1/5/19	-		-	-
	7/5/12	(12)	42,708	7,292	3.23	7/5/19	-		-	-
			-	-	-	-	08/05/13		8,333	8,416
	5/21/14		26,388	23,612	2.26	5/21/24	-		-	-
	5/21/14	(7)	-	25,000	2.26	5/21/24	-		-	-
	5/21/14	(9)	-	25,000	2.26	5/21/24	-		-	-
	2/10/15		34,722	90,278	1.85	2/10/25	-		-	-
Greg Wrenn (13)			-	-	-	-	-		-	-

(1)	Unless otherwise indicated, these grants are made pursuant to the Company’s 2010 Stock Plan.

(2)	Unless otherwise indicated, 1/36th of the shares subject to these grants vest on each monthly anniversary of the grant date over 36 months, subject to continued employment.

(3)	Unless otherwise indicated, 1/3rd of the shares subject to these grants vest on each anniversary of the grant date over 3 years, subject to continued employment.
24

(4)	The amounts disclosed represent the grant date fair value of awards computed in accordance with ASC Topic 718, Compensation – Stock Compensation, excluding the effect of certain forfeiture assumptions. We estimate the fair value of stock options granted using the Black-Scholes option pricing model. This pricing model requires a number of complex assumptions including volatility, expected term, risk-free interest rate, and expected dividends. For more information about the assumptions used, please refer to our audited consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2015.

(5)	These grants are made pursuant to the Company’s 2014 Inducement Award Plan (the “Inducement Plan”).

(6)	1/4th of the shares subject to this grant vest on the first anniversary of the grant date and 1/48th of the shares subject to this grant vest on each monthly anniversary thereafter over the next 36 months, subject to continued employment.

(7)	This grant shall only be exercisable, to the extent vested, following the date as of which the FMV of the Company’s Common Stock has first equaled or exceeded $4.00 for 20 consecutive trading days.

(8)	1/4th of the shares subject to this grant vests on each anniversary of the grant date over 4 years, subject to continued employment.

(9)	This grant shall only be exercisable, to the extent vested, following the date as of which the FMV of the Company’s Common Stock has first equaled or exceeded $6.25 for 20 consecutive trading days.

(10)	This grant shall only be exercisable, to the extent vested, following the date as of which the FMV of the Company’s Common Stock has first equaled or exceeded $9.75 for 20 consecutive trading days.

(11)	As a result of his role change from SVP of Business Development and Account Management to SVP of Customer Success and Services Sales, Mr. Donnelly is no longer an executive officer of the Company effective February 9, 2016. Mr. Donnelly resigned his employment with the Company effective April 1, 2016.

(12)	1/48th of the shares subject to this grant vest on each monthly anniversary of the grant date over 48 months, subject to continued employment.

(13)	Mr. Wrenn resigned his employment with the Company effective August 6, 2015.

2015 Option Exercises and Stock Vested

The following table provides information about RSU awards vested for our Named Executive Officers during 2015. No stock options were exercised by our Named Executive Officers during 2015.

	Stock Awards

	Number of Shares
	Acquired on Vesting	Value Realized
Name	(#)	on Vesting ($) (1)
Elizabeth Cholawsky	54,688	$80,938
Roop Lakkaraju	71,094	$82,469
Shaun Donnelly (2)	8,333	$10,083
Greg Wrenn (3)	83,333	$134,833
25

(1)	Represents the amounts realized based on the fair market value of the Company’s Common Stock on the applicable vesting date.

(2)	As a result of his role change from SVP of Business Development and Account Management to SVP of Customer Success and Services Sales, Mr. Donnelly is no longer an executive officer of the Company effective February 9, 2016. Mr. Donnelly resigned his employment with the Company effective April 1, 2016.

(3)	Mr. Wrenn resigned his employment with the Company effective August 6, 2015.

Pension Benefits and Nonqualified Deferred Compensation

We do not maintain any nonqualified deferred compensation plans, defined benefit plans, pension plans or other plans with specified retirement benefits for our Named Executive Officers or our employees. We do provide our employees with the opportunity to participate in our 401(k) plan, which is a tax-qualified defined contribution plan. We do not provide for any matching contributions with respect to our employees’ contributions to the 401(k) plan. We also do not maintain any nonqualified deferred compensation plans, defined benefit plans or other plans with specified retirement benefits for our Named Executive Officers or our employees.

Potential Payments upon Termination or Change-in-Control

During 2015, we were party to employment contracts and arrangements with our Named Executive Officers. Under these contracts and arrangements, we are obligated to provide our Named Executive Officers with certain payments or other forms of compensation if their employment with us is terminated under certain conditions. The forms of such termination that would trigger additional payments or compensation include involuntary termination without cause and involuntary termination without cause and/or resignation for good reason following a change of control.

The tables below reflect the estimated amounts of payments or compensation each of our Named Executive Officers serving at December 31, 2015 may receive under particular circumstances in the event of termination of such Named Executive Officer’s employment. The first table below was prepared as though each of our Named Executive Officers had been terminated involuntarily without cause on December 31, 2015, the last business day of 2015. The second table below was prepared as though each of our Named Executive Officers had been terminated involuntarily without cause on December 31, 2015, the last business day of 2015, within 12 months of a change-in-control of the Company and assumes that the price per share of Common Stock equals $1.01, which was the closing price of a share of Common Stock on December 31, 2015 as reported on Nasdaq. For more information about these agreements and arrangements, including the duration for payments or benefits received under these agreements and arrangements, see “Compensation Discussion and Analysis—Employment Contracts, Termination of Employment Arrangements and Change of Control Arrangements” above. To the extent payments or benefits are required, we will provide all such payments and benefits under the agreements.

Involuntary Termination

				Value of
			Continuation	Unvested and
		Cash-Based	of Health	Accelerated
	Salary	Incentive	& Welfare	Equity Grants	Excise Tax
Name (1)	Continuation	Award	Benefits (2)	(3)	& Gross-Up	Total
Elizabeth Cholawsky	$370,000	-	$6,100	-	-	$376,100
Roop Lakkaraju	$164,800	$77,456	$4,726	-	-	$246,982
Shaun Donnelley (4)	$78,548	$19,617	$3,779	-	-	$101,944
26

Involuntary Termination Following a Change-in-Control

				Value of
			Continuation	Unvested and
		Cash-Based	of Health	Accelerated
	Salary	Incentive	& Welfare	Equity Grants	Excise Tax
Name (1)	Continuation	Award	Benefits (2)	(3)	& Gross-Up	Total
Elizabeth Cholawsky	$370,000	-	$6,100	$165,705	-	$541,805
Roop Lakkaraju	$164,800	$77,456	$4,726	$143,609	-	$390,591
Shaun Donnelley (4)	$78,548	$19,617	$3,779	$2,777	-	$104,721

(1)	Mr. Wrenn resigned his employment with the Company effective August 6, 2015. Mr. Wrenn received no payment upon termination.

(2)	Amounts reflect our actual cost of providing health and welfare benefits for the period of time that each Named Executive Officer would be entitled to base salary continuation.

(3)	This value reflects the immediate vesting of all outstanding equity grants that are subject to accelerated vesting as of the effective date of the change-in-control, based on a December 31, 2015 closing stock price of $1.01.

(4)	As a result of his role change from SVP of Business Development and Account Management to SVP of Customer Success and Services Sales, Mr. Donnelly is no longer an executive officer of the Company effective February 9, 2016. Mr. Donnelly resigned his employment with the Company effective April 1, 2016.

Death or Disability

The Company pays the premiums for life insurance and accidental death and dismemberment policies for each Named Executive Officer, which are included in the “All Other Compensation” section of the “Summary Compensation Table.” The amount of each such policy is $300,000. If a Named Executive Officer’s termination was due to his or her death, the officer’s beneficiary or beneficiaries would be paid $300,000 under the life insurance policy, and an additional $300,000 under the accidental death and dismemberment policy if the death was caused by an accident.

Compensation-Related Risk Analysis

During February 2016, the Company’s management, in conjunction with the Company’s legal, accounting, human resources and finance departments, undertook a quantitative and qualitative review of the Company’s compensation policies and practices that applied to all Company employees whose compensation includes any variable or incentive compensation element, as well as policies and practices of different groups that mitigate or balance such incentives. As part of this review, these parties reviewed, considered, and analyzed the extent to which, if any, the Company’s compensation policies and practices might create risks for the Company, and relevant controls and mitigating factors.

After conducting this review, management found that none of the Company’s compensation policies and practices for its employees creates any risks that are reasonably likely to have a material adverse effect on the Company. The Board has reviewed the results of management’s analysis and concurs with management’s assessment.

27

Compensation Committee Report

In 2015 the Company’s Compensation Committee consisted at all times of independent directors. During 2015, the members of the Compensation Committee were Messrs. Stephens, Farshchi, and Ms. Portmann.

Set forth below is the Compensation Discussion and Analysis section, which is a discussion of compensation programs and policies from the perspective of the Company.

The Compensation Committee has reviewed and discussed the Compensation Discussion and Analysis required by Item 402(b) of Regulation S-K with management. Based on the Compensation Committee’s review of, and discussions with management with respect to, the Compensation Discussion and Analysis, the Compensation Committee recommended to the Board that the Compensation Discussion and Analysis be included in this Amendment.

THE COMPENSATION COMMITTEE:

Jim Stephens, Chairperson Toni Portmann

Compensation Committee Interlocks and Insider Participation

None of the Company’s named executive officers serves, nor at any time during 2015 served, as a member of the board or Compensation Committee of any other entity whose executive officer(s) serve as a member of the Company’s Board or Compensation Committee.

Director Compensation

We compensate our non-employee directors for serving on our Board. We do not pay Dr. Cholawsky, the only Company employee to serve as director during 2015, any additional compensation for serving on our Board or any committee in addition to her compensation as an employee. Our Board reviews from time to time the compensation we pay to our non-employee directors and adjusts, as appropriate, such compensation. The compensation we pay to our non-employee directors consists of two components: equity and a cash retainer.

Equity. On the date that an individual first becomes a non-employee director, we grant him or her an option to purchase 40,000 shares of Common Stock. These grants are currently made under the 2010 Stock Plan. These options vest in equal monthly installments over a 48-month period. Options granted to non-employee directors have an exercise price equal to the closing price of Common Stock on Nasdaq on the date of grant and a term of 10 years. Additionally, at the conclusion of each regular annual meeting of our stockholders, each continuing non-employee director receives a grant of restricted stock units (“RSUs”) under our 2010 Stock Plan. The total number of shares of Common Stock subject to each director RSU grant is equal to $50,000 divided by the closing price of a share of Common Stock on Nasdaq on the date of grant, rounded down to the next full share, or such other amount as may be determined by the Board at the time of the grant.

RSUs granted to non-employee directors vest on the one-year anniversary of the date of grant. All equity grants to non-employee directors vest in accordance with the terms of the agreement upon a change of control in conjunction with certain terminations of service.

Cash Retainer. We pay non-employee directors an annual retainer of $30,000 for serving as a director. We pay additional annual retainers of $16,250, $15,000, $10,000, $10,000, and $7,500 to the chairperson of each of the Board, the Audit Committee, the Compensation Committee, Strategy Committee and the Nominating and Corporate Governance Committee, respectively; and $7,000, $5,000, $5,000, and $2,800 to each non-chair member of the Audit Committee, the Compensation Committee, Strategy Committee, and the Nominating and Corporate Governance Committee, respectively. The cash retainers are paid quarterly. The Board approved the formation of the Strategy Committee on March 4, 2016.

28

The following table sets forth a summary of the compensation paid to our non-employee directors for service in 2015. The compensation we paid to Dr. Cholawsky for service in 2015 is included in the 2015 Summary Compensation Table below showing the compensation for our named executive officers. Dr. Cholawsky received no additional compensation for 2015 in respect of her service as a member of our Board or any committee thereof.

2015 Director Compensation

	Fees Earned or	Option	RSU	All Other
Name	Paid in Cash	Awards	Awards (1)	Compensation	Total
Shawn Farshchi (2)	$42,000	-	$50,000	-	$92,000
Mark Fries (3)	$44,500	-	$50,000	-	$94,500
J. Martin O’Malley (4)	$45,000	-	$50,000	-	$95,000
Toni Portmann	$37,800	-	$50,000	-	$87,800
Jim Stephens	$59,050	-	$50,000	-	$109,050

(1)	These amounts represent the aggregate grant date fair value computed in accordance with Accounting Standard Codification (“ASC”) Topic 718, Compensation – Stock Compensation, of the non-employee directors’ RSU awards in fiscal 2015, excluding the effect of certain forfeiture assumptions. See Note 1 to our consolidated financial statements in our Annual Report on Form 10-K for the fiscal year ended December 31, 2015 for details as to the assumptions used to determine the aggregate grant date fair values of the RSU awards. See also our discussion of stock-based compensation under “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Critical Accounting Policies and Estimates” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2015. As of December 31, 2015, our non-employee directors held options to purchase shares of Common Stock and unvested RSUs that had been granted by us as director compensation representing the following number of shares of Common Stock: Mr. Farshchi, 38,000 stock options and 34,722 RSUs; Mr. Fries, 68,000 stock options and 34,722 RSUs; Mr. O’Malley, 38,000 stock options and 34,722 RSUs; Ms. Portmann, 58,000 stock options and 34,722 RSUs; and Mr. Stephens, 38,000 stock options and 34,722 RSUs.

(2)	Mr. Farshchi resigned as a member of the Board effective March 14, 2016.

(3)	Mr. Fries resigned as a member of the Board effective March 4, 2016.

(4)	Mr. O’Malley resigned as a member of the Board effective March 14, 2016.

Stock Ownership Guidelines

To further align the interests of our executive officers and non-employee directors with the interests of the Company’s stockholders, the Board has determined that such persons should hold shares of the Company’s Common Stock that have a fair market value commensurate with their respective roles with the Company. These guidelines ensure that all executive officers and non-employee directors have a significant personal investment in the Company through their ownership of shares in the Company. Our stock ownership guidelines are applicable to all executive officers who are required to file reports pursuant to Section 16 of the Exchange Act and require the following levels of stock ownership as a multiple of the individual’s respective base salary: Chief Executive Officer: 3X, Chief Financial Officer: 3X, and our other executive officers: 2X. Our stock ownership guidelines are also applicable to all non-employee directors and require that such persons own shares of Common Stock of the Company in an amount no less than one (3) times their annual cash retainer for their director service.

29

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

SECURITIES OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth certain information as of April 18, 2016 with respect to the beneficial ownership of shares of Common Stock by: (i) each person (including any “group” as that term is used in Section 13(d)(3) of the Exchange Act) who is known by us to beneficially own more than 5% of the outstanding shares of our Common Stock; (ii) each of the Company’s named executive officers listed in the Summary Compensation Table under the section entitled “Executive Compensation”; (iii) each of our directors; and (iv) all directors and named executive officers of the Company as a group. On April 18, 2016, 54,959,716 shares of Common Stock were issued and outstanding. Ownership information is based on information furnished by the respective individuals or entities, as the case may be.

	Shares of
	Common Stock	Percent of
	Beneficially	Common Stock
Name of Beneficial Owner	Owned (1)	Outstanding (1)
5% or More Stockholders:
VIEX Capital Advisors, LLC and affiliates (2)	8,131,218	14.79%
Prescott General Partners LLC and affiliates (3)	3,756,364	6.83%
Royce & Associates, LLC (4)	3,723,341	6.77%
Kennedy Capital Management, Inc. (5)	3,050,279	5.55%
Directors and Named Executive Officers (6):
Elizabeth Cholawsky (7)	178,127	*
Roop Lakkaraju (8)	328,231	*
Shaun Donnelly (9)	317,956	*
Greg Wrenn (10)	20,807	*
Elizabeth Fetter (11)	2,500	*
Toni Portmann (12)	128,891	*
Lowell Robinson (13)	2,500	*
Tim Stanley (14)	2,500	*
Jim Stephens (15)	72,722	*
All directors and named executive officers as a group (16)	1,173,633	2.09%

*	Represents holdings of less than 1%.

(1)	To our knowledge, the persons named in the table have sole voting and dispositive power with respect to all shares of Common Stock shown as beneficially owned by them, subject to community property laws where applicable and the information contained in the other notes to this table. Beneficial ownership is determined
30

in accordance with the rules and regulations of the SEC. Under such rules, beneficial ownership includes any shares as to which the entity or individual has sole or shared voting or investment power and also any shares that the entity or individual has the right to acquire through June 21, 2016 (within 60 days after April 18, 2016) through the exercise of any stock options or through the vesting of RSUs payable in shares. These shares, however, are not deemed outstanding for the purposes of computing the percentage ownership of any other person. Vested stock options subject to unmet market conditions are not included in these totals.

(2)	Based solely on information reported on a Schedule 13D/A filed with the SEC on March 29, 2016. VIEX Capital Advisors, LLC and affiliates reported sole voting power and sole dispositive power of 8,131,218 shares of Common Stock. The mailing address for VIEX Capital Advisors, LLC is 825 Third Avenue, 33rd Floor, New York, New York 10022.

(3)	Based solely on information reported on a Schedule 13G/A filed with the SEC on February 14, 2014. Prescott General Partners LLC and affiliates reported shared voting power and shared dispositive power of 3,756,364 shares of Common Stock. The mailing address for Prescott General Partners LLC is 2200 Butts Road, Suite 320, Boca Raton, FL 33431.

(4)	Based solely on information reported on a Schedule 13G/A filed with the SEC on January 27, 2016. Royce & Associates, LLC reported sole voting power and sole dispositive power of 3,723,341 shares of Common Stock. The mailing address for Royce & Associates, LLC is 745 Fifth Avenue, New York, NY 10151.

(5)	Based solely on information reported on a Schedule 13G filed with the SEC on February 12, 2016. Kennedy Capital Management, Inc. reported sole voting power of 2,874,956 and sole dispositive power of 3,050,279 shares of Common Stock. The mailing address for Kennedy Capital Management, Inc. is 10829 Olive Boulevard, St. Louis, MO 63141.

(6)	The address of each director and named executive officer is Support.com, Inc., 900 Chesapeake Drive, Second Floor, Redwood City, California 94063, Attention: Investor Relations.

(7)	Includes 128,990 shares of Common Stock subject to stock options and awards that are exercisable or releasable within 60 days of April 18, 2016. Also includes 49,137 shares of Common Stock held by Dr. Cholawsky, who has sole voting and dispositive power.

(8)	Includes 230,449 shares of Common Stock subject to stock options and awards that are exercisable or releasable within 60 days of April 18, 2016. Also includes 97,782 shares of Common Stock held by Mr. Lakkaraju, who has sole voting and dispositive power.

(9)	Includes 306,526 shares of Common Stock subject to stock options and awards that are exercisable or releasable within 60 days of April 18, 2016. Also includes 11,430 shares of Common Stock held by Mr. Donnelly, who has sole voting and dispositive power. As a result of his role change from SVP of Business Development and Account Management to SVP of Customer Success and Services Sales, Mr. Donnelly is no longer an executive officer of the Company effective February 9, 2016. Mr. Donnelly resigned his employment with the Company effective April 1, 2016.

(10)	Includes 20,807 shares of Common Stock held by Mr. Wrenn, who has sole voting and dispositive power. Mr. Wrenn resigned his employment with the Company effective August 6, 2015.

(11)	Ms. Fetter was appointed as a member of the Board effective March 14, 2016. Includes 2,500 shares of Common Stock subject to stock options and awards that are exercisable or releasable within 60 days of April 18, 2016.

(12)	Includes 92,722 shares of Common Stock subject to stock options and awards that are exercisable or releasable within 60 days of April 18, 2016. Also includes 36,169 shares of Common Stock held by Ms. Portmann, who has sole voting and dispositive power.
31

(13)	Mr. Robinson was appointed as a member of the Board effective March 14, 2016. Includes 2,500 shares of Common Stock subject to stock options and awards that are exercisable or releasable within 60 days of April 18, 2016.

(14)	Mr. Stanley was appointed as a member of the Board effective March 4, 2016. Includes 2,500 shares of Common Stock subject to stock options and awards that are exercisable or releasable within 60 days of April 18, 2016.

(15)	Includes 72,722 shares of Common Stock subject to stock options and awards that are exercisable or releasable within 60 days of April 18, 2016. Also includes 119,399 shares of Common Stock held by Mr. Stephens, who has sole voting and dispositive power.

(16)	Includes 838,909 shares of Common Stock subject to stock options and awards that are exercisable or releasable within 60 days of April 18, 2016. Also includes 334,724 shares of Common Stock held by directors and named executive officers. During 2015, our named executive officers consisted of Elizabeth Cholawsky, Roop Lakkaraju, Shaun Donnelly, and Greg Wrenn. As of April 18, 2016, our independent directors consisted of Elizabeth Fetter, Toni Portmann, Lowell Robinson, Tim Stanley and Jim Stephens.

Securities Authorized for Issuance Under Equity Compensation Plans
Equity Compensation Plan Information
As of December 31, 2015

			Number of securities
	Number of		remaining available
	Securities to be issued upon	Weighted- average	for future issuance under equity
	exercise of	exercise price of	compensation
	outstanding options,	outstanding options,	plans (excluding securities
	warrants, and rights	warrants, and rights	reflected in column (a))
Plan Category	(a)	(b)	(c)
Equity Compensation Plans approved by security holders (1)	3,897,548	$2.97	2,725,257
Equity Compensation Plans not approved by security holders (2)	1,243,439	$1.98	474,996
Total	5,140,987	$1.87	2,973,954

(1)	This is the 2010 Stock Plan as well as the 2000 Stock Plan. Stock options, restricted stock, RSUs or stock appreciation rights may be awarded under the 2010 Stock Plan.

(2)	This is the Inducement Plan.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

Certain Relationships and Related-Party Transactions

We have a process for review and approval of any relationships and transactions in which we and our directors, officers, 5% stockholders or their immediate family members (“Related Persons”) are participants to determine whether those Related Persons may have a direct or indirect material interest. We collect and update information

32

about the affiliations of our Section 16 Officers and directors annually through Director & Officer Questionnaires and we maintain and use a list of known related parties to identify any transactions with Related Persons. In addition, at the close of each fiscal quarter we survey our Finance, Legal and executive staff for knowledge of transactions with Related Persons. Our Ethics Committee reviews any such related party transactions under the supervision of the Audit Committee. Our Ethics Committee is comprised of our General Counsel and our Chief Financial Officer and operates as described in the Code of Ethics.

There have been no related-party transactions since the beginning of fiscal 2015, and there are no currently proposed transactions, in which (a) Support.com was a participant, (b) the amount involved exceeded $120,000, and (c) any Related Person had a direct or indirect material interest.

Director Independence

It is our policy that a majority of our directors be independent. The Board has determined that five of our six directors are independent, namely Messrs. Stephens, Robinson, Stanley, and Mses. Fetter and Portmann, based on the listing standards of the NASDAQ Global Select Market (“Nasdaq”) and applicable laws and regulations. Our Board has also determined that the only director on the Board that is not independent is Dr. Cholawsky, our President and Chief Executive Officer.

Committees of the Board

Our Board delegates certain responsibilities to committees of directors. These committees are comprised entirely of independent directors except for the Strategy Committee, upon which our Chief Executive Officer is permitted to serve. The Board has a standing Nominating and Corporate Governance Committee, Strategy Committee, Compensation Committee, and Audit Committee. Members of these committees are selected by the Board upon the recommendation of the Nominating and Corporate Governance Committee.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES.

Principal Accountant Fees and Services

The following is a listing of the services provided by type and amount charged by BDO to the Company for fiscal years 2014 and 2015:

	Fiscal Year 2015	Fiscal Year 2014
Audit Fees	$502,313	$481,354
Audit-Related Fees	-	-
Tax Fees	-	-
All Other Fees	$-	$1,988
Grand Total	$502,313	$483,342

Audit Fees. Audit fees represent fees for professional services provided in connection with the integrated audits of our consolidated financial statements and internal controls over financial reporting, review of our quarterly financial statements and audit services in connection with other statutory filings.

Audit-Related Fees. There were no fees for services rendered by BDO that fall into the classification of audit-related fees for fiscal years 2014 and 2015.

33

Tax Fees. There were no fees for services rendered by BDO that fall into the classification of tax fees for fiscal years 2014 and 2015.

All Other Fees. This category consists of fees for services other than the services reported in audit fees.

Audit Committee Pre-Approval Policies and Procedures

It is our policy that all audit and non-audit services to be performed by our independent registered public accounting firm be approved in advance by the Audit Committee, including all of the services described above for fiscal year 2016.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES.

(a)	The following documents are filed as part of this report:

(1)	Financial Statements—See Index to the Consolidated Financial Statements and Supplementary Data in Item 8 of the Original Form 10-K.

(2)	Financial Statement Schedules.

Schedule II—Valuation and qualifying accounts was omitted as the required disclosures are included in Note 1 to the Consolidated Financial Statements in the Original Form 10-K.

All other schedules are omitted since the information required is not applicable or is shown in the Consolidated Financial Statements or notes thereto in the Original Form 10-K.

(3)	Exhibits—See Item 15(b) of this report.
(b)	Exhibits.
Exhibit	Description of Document

3.1	Restated Certificate of Incorporation, as amended (incorporated by reference to Exhibit 3.1 of Support.com’s annual report on Form 10-K for the year ended December 31, 2001).

3.2	Certificate of Amendment to Support.com’s Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 of Support.com’s current report on Form 8-K filed with the SEC on June 23, 2009).

3.3	Certificate of Designation of Series A Junior Participating Preferred Stock of Support.com (incorporated by reference to Exhibit 3.1 of Support.com’s current report on Form 8-K filed with the SEC on October 14, 2015).

3.4	Amended and Restated Bylaws (incorporated by reference to Exhibit 3.1 of Support.com’s current report on Form 8-K filed with the SEC on February 5, 2016).

4.1	Form of Common Stock Certificate (incorporated by reference to Exhibit 4.1 of Support.com’s quarterly report on Form 10-Q for the quarter ended June 30, 2002).
34

4.2	Rights Agreement with Computershare Trust Company, N.A., dated October 13, 2015 (incorporated by reference to Exhibit 4.1 of Support.com’s current report on Form 8-K filed with the SEC on October 14, 2015)

10.1*	Support.com’s amended and restated 2010 Equity and Incentive Compensation Plan (incorporated by reference to Exhibit 4.1 of Support.com’s current report on Form 8-K filed with the SEC on May 21, 2010).

10.2*	Support.com’s 2010 Employee Stock Purchase Plan (incorporated by reference to Annex A of Support.com’s definitive proxy statement for Support.com’s 2011 annual meeting of stockholders).

10.3*	Support.com’s 2014 Inducement Award Plan (incorporated by reference to Exhibit 10.2 of Support.com’s current report on Form 8-K filed with the SEC on May 19, 2014).

10.4*	Form of Directors’ and Officers’ Indemnification Agreement (incorporated by reference to Exhibit 10.4 of Support.com’s registration statement on Form S-1 filed with the SEC on February 18, 2000).

10.5*	Amended and Restated Employment Offer Letter between Support.com and Josh Pickus, as amended on July 30, 2009 (incorporated by reference to Exhibit 10.2 of Support.com’s current report on Form 8-K filed with the SEC on July 31, 2009).

10.6*	Employment Offer Letter between Support.com and Roop Lakkaraju, dated October 22, 2013 (incorporated by reference to Exhibit 10.1 of Support.com’s current report on Form 8-K filed with the SEC on October 30, 2013).

10.7*	Employment Offer Letter between Support.com and Elizabeth Cholawsky, dated May 8, 2014 (incorporated by reference to Exhibit 10.1 of Support.com’s current report on Form 8-K filed with the SEC on May 19, 2014).

10.8*	Form of Stock Option Grant Notification for Officers and Employees (incorporated by reference to Exhibit 10.1(a) of Support.com’s quarterly report on Form 10-Q filed on November 5, 2009).

10.9	Sublease Agreement with TYCO Healthcare Group LP dated June 7, 2012(incorporated by reference to Exhibit 10.1 of Support.com’s quarterly report on form 10-Q filed with the SEC on August 8, 2012).

10.10	Master Services Agreement Call Handling Services between Comcast and Support.com, effective as of October 1, 2013 (incorporated by reference to Exhibit 10.19 of Support.com’s annual report on Form 10-K filed with the SEC on March 7, 2014) (1)

10.11	Statement of Work Number 1 to Master Services Agreement Call Handling Services between Comcast and Support.com, effective as of October 1, 2013 (incorporated by reference to Exhibit 10.20 of Support.com’s annual report on Form 10-K filed with the SEC on March 7, 2014) (1)

10.12	Change Management Form Number 1 under Statement of Work Number 1 to Master Services Agreement Call Handling Services between Comcast and Support.com, effective as of December 22, 2013 (incorporated by reference to Exhibit 10.24 of Support.com’s annual report on Form 10-K filed with the SEC on March 7, 2014 (1)

10.13	Amendment Number 1 to Statement of Work Number 1 to Master Services Agreement Call Handling Services between Comcast and Support.com, effective as of December 31, 2013
35

(incorporated by reference to Exhibit 10.21 of Support.com’s annual report on Form 10-K filed with the SEC on March 7, 2014)

10.14	Statement of Work Number 2 to Master Services Agreement Call Handling Services between Comcast and Support.com, effective as of December 31, 2013 (incorporated by reference to Exhibit 10.22 of Support.com’s annual report on Form 10-K filed with the SEC on March 7, 2014) (1)

10.15	Statement of Work Number 3 to Master Services Agreement Call Handling Services between Comcast and Support.com, effective as of March 21, 2014 (incorporated by reference to Exhibit 10.3 of Support.com’s quarterly report on Form 10-Q filed with the SEC on May 8, 2014) (1)

10.16	Change Management Form Number 2 under Statement of Work Number 1 to Master Services Agreement Call Handling Services between Comcast and Support.com, effective as of February 27, 2014 (incorporated by reference to Exhibit 10.1 of Support.com’s quarterly report on Form 10-Q filed with the SEC on May 8, 2014) (1)

10.17	Change Management Form Number 3 under Statement of Work Number 1 to Master Services Agreement Call Handling Services between Comcast and Support.com, effective as of March 4, 2014 (incorporated by reference to Exhibit 10.2 of Support.com’s quarterly report on Form 10-Q filed with the SEC on May 8, 2014) (1)

10.18	First Change Management Form to Statement of Work Number 3 to Master Services Agreement Call Handling Services between Comcast and Support.com, effective as of June 4, 2014 (incorporated by reference to Exhibit 10.1 of Support.com’s current report on Form 8-K filed with the SEC on June 11, 2014)

10.19	Reseller Agreement between Comcast and Support.com, effective as of June 6, 2014 (incorporated by reference to Exhibit 10.1 of Support.com’s current report on Form 8-K filed with the SEC on June 18, 2014) (1)

10.20	Change Management Form Number 4 under Statement of Work Number 1 to Master Services Agreement Call Handling Services between Comcast and Support.com, effective as of September 17, 2014 (incorporated by reference to Exhibit 10.1 of Support.com’s current report on Form 8-K filed with the SEC on October 6, 2014) (1)

10.21	Change Management Form Number 5 under Statement of Work Number 1 to Master Services Agreement Call Handling Services between Comcast and Support.com, effective as of September 18, 2014 (incorporated by reference to Exhibit 10.2 of Support.com’s current report on Form 8-K filed with the SEC on October 6, 2014) (1)

10.22	Statement of Work Number 4 to Master Services Agreement Call Handling Services between Comcast and Support.com, effective as of February 6, 2015 (incorporated by reference to Exhibit 10.1 of Support.com’s current report on Form 8-K filed with the SEC on February 18, 2015) (1)

10.23	Compensatory Arrangement between Support.com and Jim Stephens for his term as Executive Chairman and Interim CEO commencing March 25, 2014

10.24	Change Management Form Number 6 under Statement of Work Number 3 to Master Services Agreement Call Handling Services between Comcast and Support.com, effective as of April 6, 2015 (incorporated by reference to Exhibit 10.2 of Support.com’s current report on Form 8-K filed with the SEC on April 9, 2015) (1)
36

10.25	Amendment Number 1 to Statement of Work Number 3 to Master Services Agreement Call Handling Services between Comcast and Support.com, effective as of June 2, 2015 (incorporated by reference to Exhibit 10.2 of Support.com’s current report on Form 8-K filed with the SEC on July 2, 2015)

10.26	Change Management Form Number 6 under Statement of Work Number 1 to Master Services Agreement Call Handling Services between Comcast and Support.com, effective as of November 18, 2015 (incorporated by reference to Exhibit 10.1 of Support.com’s current report on Form 8-K filed with the SEC on November 24, 2015) (1)

10.27	Change Management Form Number 7 under Statement of Work Number 3 to Master Services Agreement Call Handling Services between Comcast and Support.com, effective as of November 18, 2015 (incorporated by reference to Exhibit 10.2 of Support.com’s current report on Form 8-K filed with the SEC on November 24, 2015) (1)

10.28	Form of Directors’ and Officers’ Indemnification Agreement (incorporated by reference to Exhibit 10.1 of Support.com’s current report on Form 8-K filed with the SEC on December 10, 2015).

10.29	Change Management Form Number 1 to Master Services Agreement Call Handling Services between Comcast and Support.com, effective as of December 15, 2015 (incorporated by reference to Exhibit 10.1 of Support.com’s current report on Form 8-K filed with the SEC on December 16, 2015) (1)

21.1†	Subsidiaries of Support.com, Inc.

23.1†	Consent of Independent Registered Public Accounting Firm

24.1†	Power of Attorney (see the signature page of the Original Form 10-K)

31.1†	Chief Executive Officer Section 302 Certification

31.2†	Chief Financial Officer Section 302 Certification.

31.3+	Chief Executive Officer Section 302 Certification.

31.4+	Chief Financial Officer Section 302 Certification.

32.1†	Statement of the Chief Executive Officer under 18 U.S.C. § 1350(2)

32.2†	Statement of the Chief Financial Officer under 18 U.S.C. § 1350(2)

101.INS†	XBRL Instance Document

101.SCH†	XBRL Taxonomy Extension Schema

101.CAL†	XBRL Taxonomy Extension Calculation Linkbase

101.DEF†	XBRL Taxonomy Extension Definition Linkbase

101.LAB†	XBRL Taxonomy Extension Label Linkbase
37

101.PRE†	XBRL Taxonomy Extension Presentation Linkbase

†	Previously filed with the Original Form 10-K

+	Filed herewith

*	Denotes an executive or director compensation plan or arrangement.

(1)	Confidential treatment has been requested for portions of this exhibit.

(2)	The material contained in Exhibit 32.1 and 32.2 shall not be deemed “filed” with the SEC and is not to be incorporated by reference into any filing of the Company under the Securities Act of 1933 or the Securities Exchange Act of 1934, whether made before or after the date hereof irrespective of any general incorporation language contained in such filing, except to the extent that the registrant specifically incorporates it by reference.

(c)	Financial Statement Schedules.

No schedules have been filed because the information required to be set forth therein is not applicable or is shown in the financial statements or related notes included as part of the Original Form 10-K.

38

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SUPPORT.COM, INC.

Dated: April 29, 2016	By:	/s/ Elizabeth Cholawsky

Elizabeth Cholawsky
President and Chief Executive Officer
39

EXHIBIT INDEX

Exhibit	Description of Document
3.1	Restated Certificate of Incorporation, as amended (incorporated by reference to Exhibit 3.1 of Support.com’s annual report on Form 10-K for the year ended December 31, 2001).

3.2	Certificate of Amendment to Support.com’s Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 of Support.com’s current report on Form 8-K filed with the SEC on June 23, 2009).

3.3	Certificate of Designation of Series A Junior Participating Preferred Stock of Support.com (incorporated by reference to Exhibit 3.1 of Support.com’s current report on Form 8-K filed with the SEC on October 14, 2015).

3.4	Amended and Restated Bylaws (incorporated by reference to Exhibit 3.1 of Support.com’s current report on Form 8-K filed with the SEC on February 5, 2016).

4.1	Form of Common Stock Certificate (incorporated by reference to Exhibit 4.1 of Support.com’s quarterly report on Form 10-Q for the quarter ended June 30, 2002).

4.2	Rights Agreement with Computershare Trust Company, N.A., dated October 13, 2015 (incorporated by reference to Exhibit 4.1 of Support.com’s current report on Form 8-K filed with the SEC on October 14, 2015)

10.1*	Support.com’s amended and restated 2010 Equity and Incentive Compensation Plan (incorporated by reference to Exhibit 4.1 of Support.com’s current report on Form 8-K filed with the SEC on May 21, 2010).

10.2*	Support.com’s 2010 Employee Stock Purchase Plan (incorporated by reference to Annex A of Support.com’s definitive proxy statement for Support.com’s 2011 annual meeting of stockholders).

10.3*	Support.com’s 2014 Inducement Award Plan (incorporated by reference to Exhibit 10.2 of Support.com’s current report on Form 8-K filed with the SEC on May 19, 2014).

10.4*	Form of Directors’ and Officers’ Indemnification Agreement (incorporated by reference to Exhibit 10.4 of Support.com’s registration statement on Form S-1 filed with the SEC on February 18, 2000).

10.5*	Amended and Restated Employment Offer Letter between Support.com and Josh Pickus, as amended on July 30, 2009 (incorporated by reference to Exhibit 10.2 of Support.com’s current report on Form 8-K filed with the SEC on July 31, 2009).

10.6*	Employment Offer Letter between Support.com and Roop Lakkaraju, dated October 22, 2013 (incorporated by reference to Exhibit 10.1 of Support.com’s current report on Form 8-K filed with the SEC on October 30, 2013).

10.7*	Employment Offer Letter between Support.com and Elizabeth Cholawsky, dated May 8, 2014 (incorporated by reference to Exhibit 10.1 of Support.com’s current report on Form 8-K filed with the SEC on May 19, 2014).

10.8*	Form of Stock Option Grant Notification for Officers and Employees (incorporated by reference to Exhibit 10.1(a) of Support.com’s quarterly report on Form 10-Q filed on November 5, 2009).
40

Exhibit	Description of Document
10.9	Sublease Agreement with TYCO Healthcare Group LP dated June 7, 2012(incorporated by reference to Exhibit 10.1 of Support.com’s quarterly report on form 10-Q filed with the SEC on August 8, 2012).

10.10	Master Services Agreement Call Handling Services between Comcast and Support.com, effective as of October 1, 2013 (incorporated by reference to Exhibit 10.19 of Support.com’s annual report on Form 10-K filed with the SEC on March 7, 2014) (1)

10.11	Statement of Work Number 1 to Master Services Agreement Call Handling Services between Comcast and Support.com, effective as of October 1, 2013 (incorporated by reference to Exhibit 10.20 of Support.com’s annual report on Form 10-K filed with the SEC on March 7, 2014) (1)

10.12	Change Management Form Number 1 under Statement of Work Number 1 to Master Services Agreement Call Handling Services between Comcast and Support.com, effective as of December 22, 2013 (incorporated by reference to Exhibit 10.24 of Support.com’s annual report on Form 10-K filed with the SEC on March 7, 2014 (1)

10.13	Amendment Number 1 to Statement of Work Number 1 to Master Services Agreement Call Handling Services between Comcast and Support.com, effective as of December 31, 2013 (incorporated by reference to Exhibit 10.21 of Support.com’s annual report on Form 10-K filed with the SEC on March 7, 2014)

10.14	Statement of Work Number 2 to Master Services Agreement Call Handling Services between Comcast and Support.com, effective as of December 31, 2013 (incorporated by reference to Exhibit 10.22 of Support.com’s annual report on Form 10-K filed with the SEC on March 7, 2014) (1)

10.15	Statement of Work Number 3 to Master Services Agreement Call Handling Services between Comcast and Support.com, effective as of March 21, 2014 (incorporated by reference to Exhibit 10.3 of Support.com’s quarterly report on Form 10-Q filed with the SEC on May 8, 2014) (1)

10.16	Change Management Form Number 2 under Statement of Work Number 1 to Master Services Agreement Call Handling Services between Comcast and Support.com, effective as of February 27, 2014 (incorporated by reference to Exhibit 10.1 of Support.com’s quarterly report on Form 10-Q filed with the SEC on May 8, 2014) (1)

10.17	Change Management Form Number 3 under Statement of Work Number 1 to Master Services Agreement Call Handling Services between Comcast and Support.com, effective as of March 4, 2014 (incorporated by reference to Exhibit 10.2 of Support.com’s quarterly report on Form 10-Q filed with the SEC on May 8, 2014) (1)

10.18	First Change Management Form to Statement of Work Number 3 to Master Services Agreement Call Handling Services between Comcast and Support.com, effective as of June 4, 2014 (incorporated by reference to Exhibit 10.1 of Support.com’s current report on Form 8-K filed with the SEC on June 11, 2014)

10.19	Reseller Agreement between Comcast and Support.com, effective as of June 6, 2014 (incorporated by reference to Exhibit 10.1 of Support.com’s current report on Form 8-K filed with the SEC on June 18, 2014) (1)

10.20	Change Management Form Number 4 under Statement of Work Number 1 to Master Services Agreement Call Handling Services between Comcast and Support.com, effective as of September 17, 2014 (incorporated by reference to Exhibit 10.1 of Support.com’s current report on Form 8-K filed with the SEC on October 6, 2014) (1)
41

Exhibit	Description of Document
10.21	Change Management Form Number 5 under Statement of Work Number 1 to Master Services Agreement Call Handling Services between Comcast and Support.com, effective as of September 18, 2014 (incorporated by reference to Exhibit 10.2 of Support.com’s current report on Form 8-K filed with the SEC on October 6, 2014) (1)

10.22	Statement of Work Number 4 to Master Services Agreement Call Handling Services between Comcast and Support.com, effective as of February 6, 2015 (incorporated by reference to Exhibit 10.1 of Support.com’s current report on Form 8-K filed with the SEC on February 18, 2015) (1)

10.23	Compensatory Arrangement between Support.com and Jim Stephens for his term as Executive Chairman and Interim CEO commencing March 25, 2014

10.24	Change Management Form Number 6 under Statement of Work Number 3 to Master Services Agreement Call Handling Services between Comcast and Support.com, effective as of April 6, 2015 (incorporated by reference to Exhibit 10.2 of Support.com’s current report on Form 8-K filed with the SEC on April 9, 2015) (1)

10.25	Amendment Number 1 to Statement of Work Number 3 to Master Services Agreement Call Handling Services between Comcast and Support.com, effective as of June 2, 2015 (incorporated by reference to Exhibit 10.2 of Support.com’s current report on Form 8-K filed with the SEC on July 2, 2015)

10.26	Change Management Form Number 6 under Statement of Work Number 1 to Master Services Agreement Call Handling Services between Comcast and Support.com, effective as of November 18, 2015 (incorporated by reference to Exhibit 10.1 of Support.com’s current report on Form 8-K filed with the SEC on November 24, 2015) (1)

10.27	Change Management Form Number 7 under Statement of Work Number 3 to Master Services Agreement Call Handling Services between Comcast and Support.com, effective as of November 18, 2015 (incorporated by reference to Exhibit 10.2 of Support.com’s current report on Form 8-K filed with the SEC on November 24, 2015) (1)

10.28	Form of Directors’ and Officers’ Indemnification Agreement (incorporated by reference to Exhibit 10.1 of Support.com’s current report on Form 8-K filed with the SEC on December 10, 2015).

10.29	Change Management Form Number 1 to Master Services Agreement Call Handling Services between Comcast and Support.com, effective as of December 15, 2015 (incorporated by reference to Exhibit 10.1 of Support.com’s current report on Form 8-K filed with the SEC on December 16, 2015) (1)

21.1†	Subsidiaries of Support.com, Inc.

23.1†	Consent of Independent Registered Public Accounting Firm

24.1†	Power of Attorney (see the signature page of the Original Form 10-K)

31.1†	Chief Executive Officer Section 302 Certification.
42

Exhibit	Description of Document
31.2†	Chief Financial Officer Section 302 Certification.

31.3+	Chief Executive Officer Section 302 Certification.

31.4+	Chief Financial Officer Section 302 Certification.

32.1†	Statement of the Chief Executive Officer under 18 U.S.C. § 1350(2)

32.2†	Statement of the Chief Financial Officer under 18 U.S.C. § 1350(2)

101.INS†	XBRL Instance Document

101.SCH†	XBRL Taxonomy Extension Schema

101.CAL†	XBRL Taxonomy Extension Calculation Linkbase

101.DEF†	XBRL Taxonomy Extension Definition Linkbase

101.LAB†	XBRL Taxonomy Extension Label Linkbase

101.PRE†	XBRL Taxonomy Extension Presentation Linkbase

†	Previously filed with the Original Form 10-K
+	Filed herewith

*	Denotes an executive or director compensation plan or arrangement.

(1)	Confidential treatment has been requested for portions of this exhibit.

(2)	The material contained in Exhibit 32.1 and 32.2 shall not be deemed “filed” with the SEC and is not to be incorporated by reference into any filing of the Company under the Securities Act of 1933 or the Securities Exchange Act of 1934, whether made before or after the date hereof irrespective of any general incorporation language contained in such filing, except to the extent that the registrant specifically incorporates it by reference.
43