Form 10-Q
period 2016-03-31
Support.com, Inc.
filed 2016-05-02
CIK 1104855

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
 Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2016

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

On April 28, 2016, 54,959,716 shares of the Registrant’s Common Stock, $0.0001 par value, were outstanding.

SUPPORT.COM, INC.

FORM 10-Q

QUARTERLY PERIOD ENDED MARCH 31, 2016

Index
PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS (UNAUDITED)

SUPPORT.COM, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands except share and per share data)

	March 31, 2016	December 31, 2015
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$22,654	$27,598
Short-term investments	38,632	38,136
Accounts receivable, net	10,466	10,019
Prepaid expenses and other current assets	1,771	1,474
Total current assets	73,523	77,227
Property and equipment, net	2,148	1,989
Intangible assets, net	1,027	1,294
Other assets	1,003	982

Total assets	$77,701	$81,492

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,632	$267
Accrued compensation	2,585	2,768
Other accrued liabilities	2,821	4,135
Short-term deferred revenue	2,357	2,184
Total current liabilities	9,395	9,354
Long-term deferred revenue	89	102
Other long-term liabilities	448	690
Total liabilities	9,932	10,146
Commitments and contingencies (Note 4)
Stockholders’ equity:
Common stock; par value $0.0001, 150,000,000 shares authorized; 56,273,002 issued and 54,944,872 outstanding at March 31, 2016; 56,152,317 issued and 54,860,883 outstanding at December 31, 2015	5	5

Additional paid-in capital	265,985	265,324
Treasury stock, at cost (1,328,130 shares at March 31, 2016 and 1,291,434 shares at December 31, 2015)	(5,198)	(5,167)
Accumulated other comprehensive loss	(2,197)	(2,302)
Accumulated deficit	(190,826)	(186,514)
Total stockholders’ equity	67,769	71,346

Total liabilities and stockholders’ equity	$77,701	$81,492

See accompanying notes.

Index
SUPPORT.COM, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share amounts)
(Unaudited)

	Three Months Ended March 31,
	2016	2015
Revenue:
Services	$15,283	$21,875
Software and other	1,314	1,282
Total revenue	16,597	23,157
Cost of revenue:
Cost of services	13,860	18,394
Cost of software and other	119	150
Total cost of revenue	13,979	18,544
Gross profit	2,618	4,613
Operating expenses:
Research and development	1,708	1,524
Sales and marketing	2,072	2,208
General and administrative	3,248	3,060
Amortization of intangible assets and other	267	268
Total operating expenses	7,295	7,060
Loss from operations	(4,677)	(2,447)
Interest income and other, net	133	100
Loss from continuing operations, before income taxes	(4,544)	(2,347)
Income tax provision	52	126
Loss from continuing operations, after income taxes	(4,596)	(2,473)
Income (loss) from discontinued operations, after income taxes	284	42
Net loss	$(4,312)	$(2,431)

Basic and diluted earnings per share:
Loss from continuing operations	$(0.08)	$(0.05)
Income (loss) from discontinued operations	0.00	0.01
Basic and diluted net loss per share	$(0.08)	$(0.04)
Shares used in computing basic net loss per share	54,886	54,237
Shares used in computing diluted net loss per share	54,886	54,237

See accompanying notes.

Index
SUPPORT.COM, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(in thousands)
(Unaudited)

	Three Months Ended March 31
	2016	2015

Net loss	$(4,312)	$(2,431)

Other comprehensive income:
Change in foreign currency translation adjustment	10	6
Change in net unrealized gain (loss) on investments	95	33
Other comprehensive income	105	39

Comprehensive loss	$(4,207)	$(2,392)

See accompanying notes.

Index
SUPPORT.COM, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)
(Unaudited)

	Three Months Ended March 31,
	2016	2015
Operating Activities:
Net loss	$(4,312)	$(2,431)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation	141	93
Amortization of premiums and discounts on investments	103	141
Amortization of intangible assets and other	267	268
Stock-based compensation	661	711
Changes in assets and liabilities:
Accounts receivable, net	(447)	(748)
Prepaid expenses and other current assets	(297)	13
Other long-term assets	(21)	(14)
Accounts payable	1,365	(897)
Accrued compensation	(184)	1,276
Other accrued liabilities	(1,313)	1,140
Other long-term liabilities	(293)	26
Deferred revenue	160	(43)
Net cash used in operating activities	(4,170)	(465)

Investing Activities:
Purchases of property and equipment	(300)	(160)
Purchases of investments	(9,414)	(21,700)
Maturities of investments	8,910	15,799
Net cash used in investing activities	(804)	(6,061)

Financing Activities:
Repurchase of common stock	(31)	-
Net cash used in financing activities	(31)	-
Effect of exchange rate changes on cash and cash equivalents	61	(18)
Net decrease in cash and cash equivalents	(4,944)	(6,544)
Cash and cash equivalents at beginning of period	27,598	23,354
Cash and cash equivalents at end of period	$22,654	$16,810

Supplemental schedule of cash flow information:
Income taxes paid	$66	$77

See accompanying notes.

Index
SUPPORT.COM, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 1.	Significant Accounting Policies

Basis of Presentation

The accompanying unaudited interim condensed consolidated financial statements include the accounts of Support.com, Inc. (the “Company”, “Support.com”, “We” or “Our”) and its wholly owned subsidiaries. All intercompany balances and transactions have been eliminated. The condensed consolidated balance sheet as of March 31, 2016 and the consolidated statements of operations and comprehensive loss for the three months ended March 31, 2016 and 2015 and the consolidated statements of cash flows for the three months ended March 31, 2016 and 2015 are unaudited. In the opinion of management, these unaudited interim condensed consolidated financial statements reflect all adjustments (consisting of normal recurring adjustments) that are necessary for a fair presentation of the results for, and as of, the periods shown. The results of operations for such periods are not necessarily indicative of the results expected for the full fiscal year or for any future period. The condensed consolidated balance sheet information as of December 31, 2015 is derived from audited financial statements as of that date. These financial statements have been prepared based upon Securities and Exchange Commission (“SEC”) rules that permit reduced disclosure for interim periods. For a more complete discussion of significant accounting policies and certain other information, these unaudited interim condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2015, filed with the SEC on March 7, 2016.

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles in the United States requires management to make estimates and assumptions that affect the amounts reported in the condensed consolidated financial statements and accompanying notes.  The accounting estimates that require management’s most significant, difficult and subjective judgments include accounting for revenue recognition, the valuation and recognition of investments, the assessment of recoverability of intangible assets and their estimated useful lives, the valuations and recognition of stock-based compensation and the recognition and measurement of current and deferred income tax assets and liabilities.  Actual results could differ materially from these estimates.

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

In certain cases, we are paid for services that are sold but not yet delivered. We initially record such balances as deferred revenue, and recognize revenue when the service has been provided or, on the non-subscription portion of these balances, when the likelihood of the service being redeemed by the customer is remote (“services breakage”).  Based on our historical redemption patterns for these relationships, we believe that the likelihood of a service being delivered more than 90 days after sale is remote.  We therefore recognize non-subscription deferred revenue balances older than 90 days as services revenue. For the three months ended March 31, 2016 and 2015, services breakage revenue was less than 1% of our total revenue.

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

Services revenue also includes fees from licensing of Support.com cloud-based software.  In such arrangements, customers receive a right to use our Support.com Cloud applications in their own support organizations. We license our cloud based software using a software-as-a-service (“SaaS”) model under which customers cannot take possession of the technology and pay us on a per-user or usage basis during the term of the arrangement. In addition, services revenue includes fees from implementation services of our cloud-based software.  Currently, revenues from implementation services are recognized ratably over the customer life which is estimated as the term of the arrangement once the Support.com Cloud services are made available to customers. We generally charge for these services on a time and material basis.

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

We monitor our investments for impairment on a quarterly basis and determine whether a decline in fair value is other-than-temporary by considering factors such as current economic and market conditions, the credit rating of the security’s issuer, the length of time an investment’s fair value has been below our carrying value, the Company’s intent to sell the security and the Company’s belief that it will not be required to sell the security before the recovery of its amortized cost. If an investment’s decline in fair value is deemed to be other-than-temporary, we reduce its carrying value to its estimated fair value, as determined based on quoted market prices or liquidation values. Declines in value judged to be other-than-temporary, if any, are recorded in operations as incurred. At March 31, 2016, we evaluated our unrealized gains/losses on available-for-sale securities and determined them to be temporary. We currently do not intend to sell securities with unrealized losses and we concluded that we will not be required to sell these securities before the recovery of their amortized cost basis.  At March 31, 2016 and December 31, 2015, the fair value of cash, cash equivalents and investments was $61.3 million and $65.7 million, respectively.

The following is a summary of cash, cash equivalents and investments at March 31, 2016 and December 31, 2015 (in thousands):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
As of March 31, 2016
Cash	$8,817	$-	$-	$8,817
Money market funds	13,837	-	-	13,837
Certificates of deposit	2,500	2	-	2,502
Commercial paper	2,992	-	-	2,992
Corporate notes and bonds	26,139	13	(13)	26,139
U.S. government agency securities	6,997	2	-	6,999
	$61,282	$17	$(13)	$61,286
Classified as:
Cash and cash equivalents	$22,654	$-	$-	$22,654
Short-term investments	38,628	17	(13)	38,632
	$61,282	$17	$(13)	$61,286

Index
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
As of December 31, 2015
Cash	$8,486	$—	$—	$8,486
Money market funds	19,112	—	—	19,112
Certificates of deposit	2,980	—	(1)	2,979
Commercial paper	996	—	—	996
Corporate notes and bonds	31,255	—	(83)	31,172
U.S. government agency securities	2,996	—	(7)	2,989
	$65,825	$—	$(91)	$65,734
Classified as:
Cash and cash equivalents	$27,598	$—	$—	$27,598
Short-term investments	38,227	—	(91)	38,136
	$65,825	$—	$(91)	$65,734

The following table summarizes the estimated fair value of our available-for-sale securities classified by the stated maturity date of the security (in thousands):

	March 31, 2016	December 31, 2015
Due within one year	$28,465	$23,588
Due within two years	10,167	14,548
	$38,632	$38,136

Fair Value Measurements

Accounting Standards Codification (“ASC”) 820, Fair Value Measurements and Disclosures, defines fair value, establishes a framework for measuring fair value under generally accepted accounting principles and enhances disclosures about fair value measurements. Fair value is defined under ASC 820 as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. Valuation techniques used to measure fair value ASC 820 must maximize the use of observable inputs and minimize the use of unobservable inputs. The standard describes a fair value hierarchy based on three levels of inputs, of which the first two are considered observable and the last unobservable, that may be used to measure fair value, which are the following:

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

In accordance with ASC 820, the following table represents our fair value hierarchy for our financial assets (cash equivalents and investments) measured at fair value on a recurring basis as of March 31, 2016 and December 31, 2015 (in thousands):

Index
As of March 31, 2016	Level 1	Level 2	Level 3	Total
Money market funds	$13,837	$—	$—	$13,837
Certificates of deposits	—	2,502	—	2,502
Commercial paper	—	2,992	—	2,992
Corporate notes and bonds	—	26,139	—	26,139
U.S. government agency securities	—	6,999	—	6,999
Total	$13,837	$38,632	$—	$52,469

As of December 31, 2015	Level 1	Level 2	Level 3	Total
Money market funds	$19,112	$—	$—	$19,112
Certificates of deposits	—	2,979	—	2,979
Commercial paper	—	996	—	996
Corporate notes and bonds	—	31,172	—	31,172
U.S. government agency securities	—	2,989	—	2,989
Total	$19,112	$38,136	$—	$57,248

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

For the three months ended March 31, 2016, Comcast and Office Depot accounted for 60% and 17%, respectively, of our total revenue.  For the three months ended March 31, 2015, Comcast and Office Depot accounted for 68% and 15%, respectively, of our total revenue.  There were no other customers that accounted for 10% or more of total revenue for the three months ended March 31, 2016 and 2015.

The credit risk in our trade accounts receivable is substantially mitigated by our evaluation of the customers’ financial conditions at the time we enter into business and reasonably short payment terms.  As of March 31, 2016, Comcast and Office Depot accounted for 71% and 14%, respectively, of our total accounts receivable.  As of December 31, 2015, Comcast and Office Depot accounted for 73% and 13%, respectively, of our total accounts receivable. There were no other customers that accounted for 10% or more of our total accounts receivable as of March 31, 2016 and December 31, 2015.

Trade Accounts Receivable and Allowance for Doubtful Accounts

Trade accounts receivable are recorded at the invoiced amount. We perform evaluations of our customers’ financial condition and generally do not require collateral. We make judgments as to our ability to collect outstanding receivables and provide allowances for a portion of receivables when collection becomes doubtful.  Reserves are made based on a specific review of all significant outstanding invoices. For those invoices not specifically provided for, reserves are recorded at differing rates, based on the age of the receivable. In determining these rates, we analyze our historical collection experience and current payment trends. The determination of past-due accounts is based on contractual terms. At both March 31, 2016 and December 31, 2015, we had an allowance for doubtful accounts of $6,000.

Index
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

Self-Funded Health Insurance

Effective January 1, 2015, the Company maintains a self-funded health insurance program with a stop-loss umbrella policy with a third party insurer to limit the maximum potential liability for medical claims. With respect to this program, the Company considers historical and projected medical utilization data when estimating its health insurance program liability and related expense. As of March 31, 2016, the Company had approximately $847,000 in reserve for its self-funded health insurance program. As of December 31, 2015, the Company had approximately $953,000 in reserve for its self-funded health insurance program. The reserve is included in “other accrued liabilities” in the condensed consolidated balance sheets.

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

Index
Accumulated Other Comprehensive Loss

The components of accumulated other comprehensive loss, which relate entirely to accumulated foreign currency translation losses associated with our foreign subsidiaries and unrealized losses on investments, consisted of the following (in thousands):

	Foreign Currency Translation Losses	Unrealized Losses on Investments	Total
Balance as of December 31, 2015	$(2,211)	$(91)	$(2,302)
Current-period other comprehensive income	10	95	105
Balance as of March 31, 2016	$(2,201)	$4	$(2,197)

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

The fair value of our stock-based awards was estimated using the following weighted average assumptions for the three months ended March 31, 2016 and 2015:

	Stock Option Plan		Employee Stock Purchase Plan
	Three Months Ended March 31,
	2016	2015	2016	2015
Risk-free interest rate	1.1%	1.3%	0.3%	0.1%
Expected term (in years)	3.9	3.8	0.5	0.5
Volatility	48.3%	56.6%	43.1%	37.2%
Expected dividend	0%	0%	0%	0%
Weighted average grant-date fair value	$0.32	$0.80	$0.30	$0.55

We recorded the following stock-based compensation expense for the three months ended March 31, 2016 and 2015 (in thousands):

	Three Months Ended March 31,
	2016	2015
Stock-based compensation expense related to grants of:
Stock options	$236	$252
Employee Stock Purchase Plan (“ESPP”)	11	20
Restricted stock units (“RSUs”)	414	439
	$661	$711
Stock-based compensation expense recognized in:
Cost of service	$56	$62
Cost of software and other	2	4
Research and development	98	130
Sales and marketing	84	66
General and administrative	421	449
	$661	$711

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

The following table sets forth the computation of basic and diluted loss per share (in thousands, except per share amounts):

	Three months ended March 31,
	2016	2015
Net loss	$(4,312)	$(2,431)
Basic:
Weighted-average shares of common stock outstanding	54,886	54,237
Shares used in computing basic loss per share	54,886	54,237
Basic loss per share	$(0.08)	$(0.04)
Diluted:
Weighted-average shares of common stock outstanding	54,886	54,237
Add: Common equivalent shares outstanding	-	-
Shares used in computing diluted loss per share	54,886	54,237
Diluted loss per share	$(0.08)	$(0.04)

The following potential common shares outstanding were excluded from the computation of diluted loss per share because including them would have been antidilutive (in thousands):

	Three months ended March 31,
	2016	2015
Stock options	4,317	3,711
RSUs	1,533	1,370
Warrants	490	490
Total common share equivalents	6,340	5,571

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

We generally agree to indemnify our customers against legal claims that our end-user software products infringe certain third-party intellectual property rights.  As of March 31, 2016, we have not been required to make any payment resulting from infringement claims asserted against our customers and have not recorded any related accruals.

Index
Recent Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board (“FASB”)  issued Accounting Standards Update (“ASU”) 2014-09, Revenue from Contracts with Customers (Topic 606), which provides guidance for revenue recognition. ASU 2014-09 is applicable to any entity that either enters into contracts with customers to transfer goods or services or enters into contracts for the transfer of nonfinancial assets. ASU 2014-09 will supersede the revenue recognition requirements in Topic 605, Revenue Recognition, and most industry-specific guidance. The standard’s core principle is that a company will recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the company expects to be entitled to receive in exchange for those goods or services. In doing so, companies will need to use more judgment and make more estimates than under current U.S. GAAP. These may include identifying performance obligations in the contract, estimating the amount of variable consideration to include in the transaction price and allocating the transaction price to each separate performance obligation.  ASU 2014-09 is effective prospectively for fiscal years, and interim reporting periods within those years, beginning after December 15, 2017. We are currently evaluating the impact of the adoption of ASU 2014-09 on our consolidated financial statements.

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

In March 2016, the FASB issued ASU No. 2016-09, Compensation—Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting which includes multiple provisions intended to simplify various aspects of the accounting for share-based payments. Excess tax benefits for share-based payments will be recorded as a reduction of income taxes and reflected in operating cash flows upon the adoption of this ASU. Excess tax benefits are currently recorded in equity and as financing activity under the current rules. ASU 2016-09 is effective for annual and interim reporting periods beginning after December 15, 2016.  We are currently evaluating the impact of the adoption of ASU 2016-02 on our consolidated financial statements.

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

We recorded an income tax provision of $52,000 and $126,000 for the three months ended March 31, 2016 and 2015, respectively.  The provision for income taxes is comprised of estimates of current taxes due in domestic and foreign jurisdictions.  This provision reflects tax expense associated with state income tax and foreign taxes.

Index
As of March 31, 2016, our deferred tax assets are fully offset by a valuation allowance except in those jurisdictions where it is determined that a valuation allowance is not required. ASC 740, Income Taxes, provides for the recognition of deferred tax assets if realization of such assets is more likely than not. Based upon the weight of available evidence, which includes historical operating performance, reported cumulative net losses since inception and difficulty in accurately forecasting our future results, we provided a full valuation allowance against our net U.S. deferred tax assets and a partial valuation allowance against our foreign deferred tax assets.  We reassess the need for our valuation allowance on a quarterly basis. If it is later determined that a portion or all of the valuation allowance is not required, it generally will be a benefit to the income tax provision in the period such determination is made.

During Q1 2016, ASC 740-10 reserves and related interest were released in the amount of $284,000 due to the expiration of statutes which resulted in a tax benefit to discontinued operations.

The Company does not anticipate a material change in the total amount or composition of its unrecognized tax benefits within 12 months of March 31, 2016.

Note 4.	Commitments and Contingencies

Legal contingencies

From time to time, we are subject to routine legal proceedings, as well as demands, claims and threatened litigation that arise in the normal course of our business, potentially including assertions that we may be infringing patents or other intellectual property rights of others. We currently do not believe that the ultimate amount of liability, if any, for such routine legal proceedings (alone or combined) will materially affect our financial position, results of operations or cash flows. The ultimate outcome of any litigation is uncertain, however, and unfavorable outcomes could have a material negative impact on our financial condition and operating results. Regardless of outcome, litigation can have an adverse impact on us because of defense costs, negative publicity, diversion of management resources and other factors.

Guarantees

We have identified guarantees in accordance with ASC 450, Contingencies. This guidance stipulates that an entity must recognize an initial liability for the fair value, or market value, of the obligation it assumes under the guarantee at the time it issues such a guarantee, and must disclose that information in its interim and annual financial statements. We have entered into various service level agreements with our partners, in which we may guarantee the maintenance of certain service level thresholds. Under some circumstances, if we do not meet these thresholds, we may be liable for certain financial costs. We evaluate costs for such guarantees under the provisions of ASC 450. We consider such factors as the degree of probability that we would be required to satisfy the liability associated with the guarantee and the ability to make a reasonable estimate of the resulting cost. During the three months ended March 31, 2016, we did not incur any costs as a result of such obligations. We have not accrued any liabilities related to such obligations in the condensed consolidated financial statements as of March 31, 2016 and December 31, 2015.

Note 5.	Intangible Assets

Amortization of intangible assets and other for the three months ended March 31, 2016 and 2015 were $267,000 and $268,000, respectively.

The following table summarizes the components of intangible assets (in thousands):

	Non- compete	Partner Relationships	Customer Base	Technology Rights	Tradenames	Indefinite Life Intangibles	Total
As of March 31, 2016
Gross carrying value	$593	$145	$641	$5,330	$760	$250	$7,719
Accumulated amortization	(561)	(145)	(568)	(4,698)	(720)	—	(6,692)
Net carrying value	$32	$—	$73	$632	$40	$250	$1,027

As of December 31, 2015
Gross carrying value	$593	$145	$641	$5,330	$760	$250	$7,719
Accumulated amortization	(555)	(145)	(545)	(4,474)	(706)	—	(6,425)
Net carrying value	$38	$—	$96	$856	$54	$250	$1,294

Index
In December 2006, we acquired the use of a toll-free telephone number for cash consideration of $250,000.  This asset has an indefinite useful life.

The estimated future amortization expense of intangible assets, with the exception of the indefinite-life intangible assets as of March 31, 2016 is as follows (in thousands):

Fiscal Year	Amount
2016 (April-December)	$761
2017	16
Total	$777

Weighted average remaining useful life	0.74 years

Note 6.	Other Accrued Liabilities

Other accrued liabilities consist of the following (in thousands):

	March 31, 2016	December 31, 2015
Accrued expenses	$1,153	$2,490
Self-insurance accruals	847	953
Customer deposits	740	570
Other accrued liabilities	81	122
Total other accrued liabilities	$2,821	$4,135

Note 7.	Stockholder’s Equity

Stock Options

The following table represents the stock option activity for the three months ended March 31, 2016:

	Number of Shares	Weighted Average Exercise Price per Share	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
Outstanding options at December 31, 2015	3,669,469	$2.74	6.66	$0
Granted	735,000	$0.82
Exercised	---	---
Forfeited	(87,643)	$2.11
Outstanding options at March 31, 2016	4,316,826	$2.42	6.28	$34
Options vested and expected to vest	4,139,362	$2.47	6.17	$30
Exercisable at March 31, 2016	2,194,341	$3.10	4.15	$1

Index
The aggregate intrinsic value in the table above represents the total pre-tax intrinsic value that would have been received by the option holders had they all exercised their options on March 31, 2016.  This amount changes based on the fair market value of our stock.  During the three months ended March 31, 2016 and 2015, the aggregate intrinsic value of options exercised under our stock option plans was zero. Total fair value of options vested during the three months ended March 31, 2016 and 2015 was $210,000 and $134,000, respectively.

At March 31, 2016, there was $1.2 million of unrecognized compensation cost related to existing options outstanding which is expected to be recognized over a weighted average period of 2.3 years.

During the first quarter of 2016, the Company’s Compensation Committee approved the grant of (i) 150,000 market-based stock options to the Company’s President and Chief Executive Officer, and (ii) 112,500 market-based stock options to certain key executives. The market-based stock options shall only be exercisable, to the extent vested, upon the Company’s achievement of specified stock price thresholds. In accordance with ASC 718, the Company estimated the grant-date fair values of its market-based stock options as $0.45 - $0.49 per share with derived service periods of 2.62 - 4.00 years using a Monte-Carlo simulation model.

On February 10, 2015, pursuant to approval by the Company's Compensation Committee, the Company issued 425,000 time-based stock options to certain key executives.  These time-based stock options vest monthly over three years.

Employee Stock Purchase Plan

In the second quarter of 2011, to advance the interests of the Company and its stockholders by providing an incentive to attract, retain and reward eligible employees and by motivating such persons to contribute to the growth and profitability of the Company, the Company’s Board of Directors (the “Board”) and stockholders approved an ESPP and reserved 1,000,000 shares of our common stock for issuance effective as of May 15, 2011. The ESPP continues in effect for ten (10) years from its effective date unless terminated earlier by the Company. The ESPP consists of six-month offering periods during which employees may enroll in the plan.  The purchase price on each purchase date shall not be less than eighty‑five percent (85%) of the lesser of (a) the fair market value of a share of stock on the offering date of the offering period or (b) the fair market value of a share of stock on the purchase date.  During the three months ended March 31, 2016 and the three months ended March 31, 2015, no shares were purchased under ESPP.

Restricted Stock Units

The following table represents RSU activity for the three months ended March 31, 2015:

	Number of Shares	Weighted Average Grant-Date Fair Value per Share	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
Outstanding RSUs at December 31, 2015	1,697,897	$2.25	1.41	$1,715
Awarded	123,665	$0.89
Released	(120,685)	$1.57
Forfeited	(167,807)	$1.95
Outstanding RSUs at March 31, 2016	1,533,070	$2.23	1.32	$1,328

Index
At March 31, 2016, there was $2.2 million of unrecognized compensation cost related to RSUs which is expected to be recognized over a weighted average period of 2.32 years.

Stock Repurchase Program

On April 27, 2005, our Board authorized the repurchase of up to 2,000,000 outstanding shares of our common stock. As of March 31, 2016 the maximum number of shares remaining that can be repurchased under this program was 1,807,402. The Company does not intend to repurchase shares without a further approval from its Board.

Note 8.	Subsequent Events

On April 20, 2016, our Board approved an amendment to the Company’s Rights Agreement, dated as of October 13, 2015 (the “Original Rights Agreement”), by and between the Company and Computershare Trust Company, N.A., as rights agent (the “Rights Agent”). The amendment, which was subsequently executed on that date by the Company and the Rights Agent, changes the Final Expiration Date of the rights under the Original Rights Agreement (the “Original Rights”) from the close of business on October 10, 2016 to the close of business on April 20, 2016. As a result, the Original Rights have expired and the Original Rights Agreement has been terminated.

Also, on April 20, 2016, our Board approved and adopted a Section 382 Tax Benefits Preservation Plan, dated as of April 20, 2016, by and between the Company and Computershare Trust Company, N.A., as Rights Agent (the “Section 382 Tax Benefits Preservation Plan”). Pursuant to the Section 382 Tax Benefits Preservation Plan, the Board declared a dividend of one preferred share purchase right (each, a “Right”) for each outstanding share of common stock, par value $0.0001, of the Company (the “Common Stock”). The dividend is distributable on May 3, 2016 to stockholders of record as of the close of business on May 3, 2016.  Subject to the terms, provisions and conditions of the Section 382 Tax Benefits Preservation Plan, if the Rights become exercisable, each Right would initially represent the right to purchase from the Company one one-thousandth of a share (a “Unit”) of a newly-designated series of preferred stock, Series B Junior Participating Preferred Stock, par value $0.0001 per share, of the Company (the “Series B Preferred Stock”) for a purchase price of $3.00 (the “Purchase Price”). If issued, each Unit of Series B Preferred Stock would give the stockholder approximately the same dividend, voting and liquidation rights as does one share of the Common Stock. However, prior to exercise, a Right does not give its holder any rights as a stockholder of the Company, including, without limitation, any dividend, voting or liquidation rights. Until the rights become exercisable, they will not be evidenced by separate certificates and will trade automatically with shares of the Common Stock.

Our Board adopted the Section 382 Tax Benefits Preservation Plan in an effort to diminish the risk that the Company’s ability to utilize its net operating loss carryovers (collectively, the “NOLs”) to reduce potential future federal income tax obligations may become substantially limited. Under the Internal Revenue Code of 1986, as amended (the “Code”), and the regulations promulgated thereunder by the U.S. Treasury Department, these NOLs may be “carried forward” in certain circumstances to offset any current and future taxable income and thus reduce federal income tax liability, subject to certain requirements and restrictions. However, if the Company experiences an “ownership change,” within the meaning of Section 382 of the Code (“Section 382”), its ability to utilize the NOLs may be substantially limited, and the timing of the usage of the NOLs could be substantially delayed, which could therefore significantly impair the value of those assets. Section 382 and the Treasury regulations thereunder make the Company’s commercial risk from a Section 382 limitation triggering event particularly acute given the relative size of its current cash on hand to its market capitalization. As applied to the Company’s current cash position and current market capitalization, if the Company was to currently experience an ownership change, it would be subject to Section 382’s “non-business asset” limitation which would result in the Company permanently losing all $126.2 million of its NOLs.

The Section 382 Tax Benefits Preservation Plan is intended to act as a deterrent to any person or group acquiring beneficial ownership of 4.99% or more of the outstanding Common Stock without the approval of the Board (such person, an “Acquiring Person”). A person who acquires, without the approval of the Board, beneficial ownership (other than as a result of repurchases of stock by the Company, dividends or distributions by the Company or certain inadvertent actions by stockholders) of 4.99% or more of the outstanding Common Stock (including any ownership interest held by that person's Affiliates and Associates as defined under the Section 382 Tax Benefits Preservation Plan) could be subject to significant dilution.  Stockholders who beneficially own 4.99% or more of the outstanding Common Stock prior to the first public announcement by the Company of the Board’s adoption of the Section 382 Tax Benefits Preservation Plan will not trigger the Section 382 Tax Benefits Preservation Plan so long as they do not acquire beneficial ownership of additional shares of the Common Stock (other than pursuant to a dividend or distribution paid or made by the Company on the outstanding shares of Common Stock or pursuant to a split or subdivision of the outstanding shares of Common Stock) at a time when they still beneficially own 4.99% or more of such stock. In addition, the Board retains the sole discretion to exempt any person or group from the penalties imposed by the Section 382 Tax Benefits Preservation Plan.

Index
In the event that a person becomes an Acquiring Person, each holder of a Right, other than Rights that are or, under certain circumstances, were beneficially owned by the Acquiring Person (which will thereupon become void), will thereafter have the right to receive upon exercise of a Right and payment of the Purchase Price, and subject to the terms, provisions and conditions of the Section 382 Tax Benefits Preservation Plan, a number of shares of the Common Stock having a market value of two times the Purchase Price.

On April 22, 2016, the Board of Directors of Support.com, Inc. adopted a cost reduction plan intended to reduce longer term cash burn and accelerate our path to profitability on a non-GAAP basis.  The plan involves expense reductions as well as reducing corporate headcount by approximately 20% measured as of the end of the first fiscal quarter of 2016.

We expect to record a pre-tax expense reduction charge totaling approximately $625,000, comprised of approximately $400,000 in workforce severance and related termination expenses and approximately $225,000 in early termination of certain vendor contracts, all of which we expect will result in cash expenditures.  We anticipate that the actions contemplated by the cost reduction plan will be taken primarily in the second quarter of 2016, and that the full impact of these actions will be reflected in our financial statements by the fourth quarter of 2016.

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

Total revenue for the first quarter of 2016 decreased 28% year-over-year. Revenue from services decreased 30% year-over-year primarily due to the Comcast Wireless Gateway program. Revenue from software and other increased 2% year-over-year due to new subscriptions and renewal being greater than expirations of subscriptions.

Cost of services for the first quarter of 2016 decreased 25% year-over-year primarily as a result of lower revenue. Cost of software and other for the first quarter of 2016 decreased 21% year-over-year due to lower third party fees.  Total gross margin declined from 20% to 16% year-over-year due to higher self-insured medical costs and migration costs associated with moving our hosting from a fully managed service model to one that is co-located and managed directly by us, as well as revenue mix.

Operating expenses for the first quarter of 2016 increased 3% from the same period in 2015, primarily driven by the increase in professional services and the investment in research and development devoted to our cloud based solutions.  On April 27, 2016, we announced a cost reduction plan involving an approximate 20% reduction of our corporate headcount.  We expect that these actions will be taken primarily in the second quarter of 2016, with the full impact being reflected in our fourth quarter 2016 financial numbers. The expected savings could, however, be offset by unexpected increases in non-compensation expenses.

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

 Critical Accounting Policies and Estimates

In preparing our interim condensed consolidated financial statements, we make estimates, assumptions and judgments that can have a significant impact on our net revenue, operating income or loss and net income or loss, as well as on the value of certain assets and liabilities on our condensed consolidated balance sheet. We believe that the estimates, assumptions and judgments involved in the accounting policies described in Management’s Discussion and Analysis of Financial Condition and Results of Operations in Item 7 of our Annual Report on Form 10-K for the fiscal year ended December 31, 2015 have the greatest potential impact on our interim condensed consolidated financial statements, so we consider them to be our critical accounting policies and estimates.  There have been no significant changes in these critical accounting policies and estimates during the three months ended March 31, 2016.

Index
RESULTS OF OPERATIONS

The following table sets forth the results of operations for the three months ended March 31, 2016 and 2015 expressed as a percentage of total revenue:

	Three Months Ended March 31,
	2016	2015
Revenue:
Services	92%	94%
Software and other	8	6

Total revenue	100	100

Costs of revenue:
Cost of services	83	79
Cost of software and other	1	1
Total cost of revenue	84	80
Gross profit	16	20
Operating expenses:
Research and development	10	7
Sales and marketing	12	10
General and administrative	20	13
Amortization of intangible assets and other	2	1

Total operating expenses	44	30

Loss from operations	(28)	(10)
Interest income and other, net	1%	-

Loss from continuing operations, before income taxes	(27)	(10)
Income tax provision	1	1
Loss from continuing operations, after income taxes	(28)	(11)
Income (loss) from discontinued operations, after income taxes	2	-
Net loss	(26)%	(11)%

Three Months Ended March 31, 2016 and 2015

REVENUE

	Three Months Ended March 31,		$	%
In thousands, except percentages	2016	2015	Change	Change

Services	$15,283	$21,875	$(6,592)	(30)%
Software and other	1,314	1,282	32	2%
Total revenue	$16,597	$23,157	$(6,560)	(28)%

Services. Services revenue consists primarily of fees for technology services generated from our partners.  We provide these services remotely, generally using service delivery personnel who utilize our proprietary technology to deliver the services. Services revenue is also comprised of licensing of our Support.com Cloud applications. Services revenue for the three months ended March 31, 2016 decreased by $6.6 million from the same period in 2015 mainly due to Comcast improving its Wireless Gateway customer experience, which has reduced call volume. For the three months ended March 31, 2016, services revenue generated from our partnerships was $14.3 million compared to $20.4 million for the same period in 2015.  Direct services revenue was $1.0 million for the three months ended March 31, 2016 compared to $1.4 for the same period in 2015.  As with any market that is undergoing shifts, timing of downward pressures and growth opportunities in our services programs are difficult to predict. We are experiencing downward pressure with some of our services programs as PC and certain retail markets are seeing some seasonal or other sector specific softness.  However, we still see opportunity in the market for growth with our service partners as a result of the evolving support market trends.

Index
Software and other. Software and other revenue is comprised primarily of fees for end-user software products provided through direct customer downloads, and, to a lesser extent, through the sale of these software products via partners. Software and other revenue for the three months ended March 31, 2016 increased by $32,000, or 2%, from the same period in 2015 due to new subscriptions being greater than expirations of subscriptions.  For the three months ended March 31, 2016, revenue from software and other generated from our direct sales was $738,000 compared to $726,000 for the same period in 2015. Software and other revenue generated from our partnerships was $576,000 for the three months ended March 31, 2016 compared to $556,000 for the same period in 2015.

COSTS OF REVENUE

	Three Months Ended March 31,			$	%
In thousands, except percentages	2016		2015	Change	Change

Cost of services	$13,860		$18,394	$(4,534)	(25)%
Cost of software and other	119	z	150	(31)	(21)%
Total cost of revenue	$13,979		$18,544	$(4,565)	(25)%

Cost of services. Cost of services consists primarily of compensation costs and contractor expenses for people providing services, technology and telecommunication expenses related to the delivery of services and other personnel-related expenses in service delivery. The decrease of $4.5 million in cost of services for the three months ended March 31, 2016 compared to the same period in 2015 was mainly driven by lower compensation expenses due to lower revenue.

Cost of software and other.  Cost of software and other fees consists primarily of third-party royalty fees for our end-user software products.  Certain of these products were developed using third-party research and development resources, and the third party receives royalty payments on sales of products it developed. The decrease of $31,000 in cost of software and other for the three months ended March 31, 2016 compared to the same period in 2015 was primarily due to lower third party fees.

OPERATING EXPENSES

	Three Months Ended March 31,		$	%
In thousands, except percentages	2016	2015	Change	Change

Research and development	$1,708	$1,524	$184	12%
Sales and marketing	$2,072	$2,208	$(136)	(6)%
General and administrative	$3,248	$3,060	$188	6%
Amortization of intangible assets and other	$267	$268	$(1)	0%

Research and development.  Research and development expense consists primarily of compensation costs, third-party consulting expenses and related overhead costs for research and development personnel. Research and development costs are expensed as they are incurred.  The increase of $184,000 for the three months ended March 31, 2016 as compared to the same period in 2015 resulted from an increase in salary and employee related expenses due an increase in headcount, primarily related to the development of Support.com Cloud applications.

Sales and marketing.  Sales and marketing expense consists primarily of compensation costs of business development, program management and marketing personnel, as well as expenses for lead generation and promotional activities, including public relations, advertising and marketing.  The decrease of $135,000 in sales and marketing expense for the three months ended March 31, 2016 compared to the same period in 2015 resulted from a decrease in one-time third party sales consulting services to build SaaS go-to-market strategies.

Index
General and administrative.  General and administrative expense consists primarily of compensation costs and related overhead costs for administrative personnel and professional fees for legal, accounting and other professional services. The increase of $188,000 in general and administrative expense for three months ended March 31, 2016 compared to the same period in 2015 was primarily due to an increase in professional services.

Amortization of intangible assets and other.  The amortization of intangibles assets was consistent for the three months ended March 31, 2015 compared to the same period in 2015.

INTEREST INCOME AND OTHER, NET

	Three Months Ended March 31,		$	%
In thousands, except percentages	2016	2015	Change	Change

Interest and other, net	$133	$100	$33	33%

Interest income and other, net.  Interest income and other, net consists primarily of interest income on our cash, cash equivalents and short-term investments.

INCOME TAX PROVISION

	Three Months Ended March 31,		$	%
In thousands, except percentages	2015	2014	Change	Change

Income tax provision	$52	$126	$(74)	(59)%

Income tax provision.  The income tax provision is comprised of estimates of current taxes due in domestic and foreign jurisdictions. For the three months ended March 31, 2016 and 2015, the income tax provision primarily consisted of state income tax and foreign taxes. For the three months ended March 31, 2016, the income tax provision consisted of $50,000 for foreign taxes, and $2,000 for state income tax. For the three months ended March 31, 2015, the income tax provision consisted of $48,000 for foreign taxes, $71,000 for amortization for income tax purposes of acquisition-related goodwill and $7,000 for state income tax.

LIQUIDITY AND CAPITAL RESOURCES

Total cash, cash equivalents and investments at March 31, 2016 and December 31, 2015 were $61.3 million and $65.7 million, respectively. The decrease in cash, cash equivalents and investments was primarily due to the use of cash in operating activities as we continue to invest in services and Support.com Cloud product.

Operating Activities

Net cash used in operating activities was $4.2 million and $465,000 for the three months ended March 31, 2016 and 2015, respectively. Net cash used in operating activities primarily reflected the net loss for the period, adjusted for non-cash items such as depreciation, amortization of premiums and discounts on investments, stock-based compensation expense and amortization of intangible assets and changes in operating assets and liabilities. The sum of these non-cash items totaled $1.2 million in the three months ended March 31, 2016 and 2015. Net cash used in operating activities during the three months ended March 31, 2016 was the result of a net loss of $4.3 million, non-cash items of $1.2 million, an increase in accounts receivable, net, of $447,000 due to an increase in revenues, and increase in prepaid and other assets of $318,000 primarily due to the payment of annual licenses and a decrease in long-term liabilities of $293,000.

Index
Investing Activities

Net cash used in investing activities was $804,000 and $6.1 million for the three months ended March 31, 2016 and 2015, respectively.  For the three months ended March 31, 2016, net cash used in investing activities was primarily due to the purchase of marketable securities for $9.4 million offset by maturities of $8.9 million and $300,000 for purchases of property and equipment.  For the three months ended March 31, 2015, net cash used in investing activities was primarily due to the purchase of marketable securities for $21.7 million offset by maturities of $15.8 million and $160,000 for purchases of property and equipment.

Financing Activities

Net cash used in financing activities was $31,000 and zero for the three months ended March 31, 2016 and 2015, respectively. Net cash used in financing activities for the three months ended March 31, 2016 was from minimum withholdings due upon the vesting of restricted stock units, which was remitted by the Company in exchange for shares of common stock.

Working Capital and Capital Expenditure Requirements

At March 31, 2016, we had stockholders’ equity of $67.8 million and working capital of $64.1 million. We believe that our existing cash balances will be sufficient to meet our working capital requirements, as well as our planned capital expenditures, for at least the next 12 months.

If we require additional capital resources to grow our business internally or to acquire complementary technologies and businesses at any time in the future, we may seek to sell additional equity or debt securities. The current economic environment, however, could limit our ability to raise capital by issuing new equity or debt securities on acceptable terms, and lenders may be unwilling to lend funds on acceptable terms that would be required to support operations.  The sale of additional equity or convertible debt securities could result in dilution to our existing stockholders.  The issuance of debt securities would result in increased interest expenses, and could impose new restrictive covenants that would limit our operating flexibility.

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

As of March 31, 2016, we held $38.6 million in short-term investments (excluding cash and cash equivalents), which consisted primarily of certificates of deposits, government debt securities, corporate notes and bonds, and commercial paper. The weighted average interest rate of our portfolio was approximately 0.65% at March 31, 2016. A decline in interest rates over time would reduce our interest income from our investments. A hypothetical 10% increase or decrease in interest rates, however, would not have a material impact on our financial condition.

Index
Impact of Foreign Currency Rate Changes

The functional currencies of our international operating subsidiaries are the local currencies. We translate the assets and liabilities of our foreign subsidiaries at the exchange rates in effect on the balance sheet date. We translate their income and expenses at the average rates of exchange in effect during the period. We include translation gains and losses in the stockholders’ equity section of our consolidated balance sheets. We include net gains and losses resulting from foreign exchange transactions in interest income and other in our consolidated statements of operations. Since we translate foreign currencies (primarily Canadian dollars and Indian rupees) into U.S. dollars for a small portion of our operations, currency fluctuations have had an immaterial impact on our consolidated statements of operations. We have both revenue and expenses that are denominated in foreign currencies. Neither a weaker or stronger U.S. dollar environment would have a material impact on our consolidated statement of operations. The historical impact of currency fluctuations on our consolidated statements of operations has generally been immaterial. As of March 31, 2016, we did not engage in foreign currency hedging activities.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended March 31, 2016 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Index
PART II. OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

From time to time, we are subject to routine legal proceedings, as well as demands, claims and threatened litigation that arise in the normal course of our business, potentially including assertions that we may be infringing patents or other intellectual property rights of others. We currently do not believe that the ultimate amount of liability, if any, for such routine legal proceedings (alone or combined) will materially affect our financial position, results of operations or cash flows. The ultimate outcome of any litigation is uncertain, however, and unfavorable outcomes could have a material negative impact on our financial condition and operating results. Regardless of outcome, litigation can have an adverse impact on us because of defense costs, negative publicity, diversion of management resources and other factors.

ITEM 1A.	RISK FACTORS.

This report contains forward-looking statements regarding our business and expected future performance as well as assumptions underlying or relating to such statements of expectation, all of which are “forward looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. We are subject to many risks and uncertainties that may materially affect our business and future performance and cause those forward-looking statements to be inaccurate. Words such as “expects,” “anticipates,” “intends,” “plans,” “believes,” “forecasts,” “estimates,” “seeks,” “may result in,” “focused on,” “continue to,” “on-going” and similar expressions often identify forward-looking statements. In this report, forward-looking statements include, without limitation, statements regarding the following:

●	Our expectations and beliefs regarding future financial results;

●	Our expectations regarding partners, renewal of contracts with these partners and the anticipated timing and magnitude of revenue from programs with these partners;

●	Our ability to offer subscriptions to our services in a profitable manner;

●	Our expectations regarding our ability to deliver technology services efficiently and through arrangements that are profitable, including both in SKU-based and time-based pricing models and other pricing models we may employ;

●	Our ability to successfully license, implement and support our Support.com Cloud offering;

●	Our expectations regarding sales of our end-user software products, and our ability to source, develop and distribute enhanced versions of these products;

●	Our ability to successfully monetize customers who receive free versions of our end-user software products;

●	Our ability to expand and diversify our customer base;

●	Our ability to execute effectively in the SMB market;

●	Our ability to attract and retain qualified management and employees;

●	Our ability to hire, train, manage and retain technology specialists in a home-based model in quantities sufficient to meet forecast requirements, and our ability to continue to enhance the flexibility of our staffing model;

●	Our ability to match staffing levels with service volume in a cost-effective manner;

●	Our ability to manage contract labor as a component of our workforce;

●	Our ability to operate successfully in a time-based billing model;

Index
●	Our ability to adapt to changes in the market for technology support services;

●	Our ability to manage sales costs in programs where we are responsible for sales;

●	Our ability to successfully manage advertising costs associated with our end-user software products;

●	Our beliefs and expectations regarding the introduction of new services and products, including additional cloud application software products and service offerings for devices beyond computers and routers;

●	Our expectations regarding revenues, cash flows, expenses, including cost of revenue, sales and marketing, research and development efforts, and administrative expenses, and profits, including the expected effects of our cost reduction plan;

●	Our assessment of seasonality, mix of revenue, and other trends for our business and the business of our partners;

●	Our ability to deliver projected levels of profitability;

●	Our expectations regarding the costs and other effects of acquisition and disposition transactions;

●	Our expectations regarding unit volumes, pricing and other factors in the market for computers and other technology devices, and the effects of such factors on our business;

●	Our ability to successfully operate in markets that are subject to extensive regulation, such as support for home security systems;

●	Our expectations regarding the results of pending, threatened or future litigation;

●	Actions of activist investors and the cost and disruption caused in responding to the actions;

●	The assumptions underlying our Critical Accounting Policies and Estimates, including our assumptions regarding revenue recognition; assumptions used to estimate the fair value of stock-based compensation; assumptions used to estimate self-insurance accruals, assumptions regarding the impairment of goodwill and intangible assets; and expected accounting for income taxes; and

●	The expected effects of the adoption of new accounting standards.

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

Because forward-looking statements involve risks and uncertainties, there are important factors that may cause actual results to differ materially from our stated expectations.  While a number of these factors are described below, this list does not include all risks that could affect our business. If these or any other risks or uncertainties materialize, or if our underlying assumptions prove to be inaccurate, actual results could differ materially from past results and from our expected future results.

Recently, our business has not been profitable and may not achieve profitability in future periods.

Through the fourth quarter of 2013, we delivered six consecutive quarters of profitability. Since then we have sustained significant changes in our largest partner program that has continued to materially affect our revenue and margins. We also are making significant investments in support of our Support.com Cloud offering, and expect to continue to experience periods of losses in the future. If we fail to achieve revenue growth as a result of our additional investments and efforts, or if such revenue growth does not result in our achieving profitability, the market price of our common stock will likely decline. Future losses will likely continue to result in usage of cash to fund our operating activities and a corresponding reduction in our cash balance.

Index
Our business is based on a relatively new and evolving business model.

We are executing a plan to grow our business by providing technology support services, licensing our Support.com Cloud applications, and providing end-user consumer software products. We may not be able to offer these services and software products successfully. Our technology specialists are generally home-based, which requires a high degree of coordination and quality control of employees working from diverse and remote locations. We have been experiencing financial losses in our business and we expect to use cash and incur losses in the future to support our growth initiatives. Our investments, which typically are made in advance of revenue, may not yield increased revenue to offset these expenses. As a result of these factors, the future revenue and income potential of our business is uncertain. Any evaluation of our business and our prospects must be considered in light of these factors and the risks and uncertainties often encountered by companies in our stage of development. Some of these risks and uncertainties relate to our ability to do the following:

●	Maintain our current relationships and service programs, and develop new relationships, with service partners and licensees of our Support.com Cloud offering on acceptable terms or at all;
●	Reach prospective customers for our software products in a cost-effective fashion;
●	Reduce our dependence on a limited number of partners for a substantial majority of our revenue;
●	Successfully license and grow our revenue related to our Support.com Cloud offering;
●	Attract and retain qualified management and employees in competitive markets for talent;
●
Hire, train, manage and retain our home-based technology specialists and enhance the flexibility of our staffing model in a cost-effective fashion and in quantities sufficient to meet forecast requirements;

●	Manage substantial headcount changes, including in connection with our cost reduction plan, over short periods of time;
●	Manage contract labor efficiently and effectively;
●	Meet revenue targets;
●	Maintaingrossand operating margins;
●	Match staffing levels with demand for services and forecast requirements;
●	Obtain bonuses and avoid penalties in contractual arrangements;
●	Operate successfully in a time-based pricing model;
●	Operate effectively in the SMB market;
●	Offer subscriptions to our products and services in a profitable manner;
●	Successfully introduce new, and adapt our existing, services and products for consumers and businesses;
●	Respond effectively to changes in the market for technology support services;
●	Respond effectively to changes in the online advertising markets in which we participate;
●	Respond effectively to competition;
●	Respond to changes in macroeconomic conditions as they affect our and our partners’ operations;
●	Realize benefits of any acquisitions we make;
●	Adapt to changes in the markets we serve, including the decline in sales of personal computers, the proliferation of tablets and other mobile devices and the introduction of new devices into the connected home and the “Internet of Things”;
●	Adapt to changes in our industry, including consolidation;
●	Respond to government regulations relating to our current and future business;
●	Manage and respond to present, threatened, and future litigation and actions by activist shareholders; and
●	Manage our operations and implement and improve our operational, financial and management controls.

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

Index
Several factors that have contributed or may in the future contribute to fluctuations in our operating results include:

●	Demand for our services and products;
●	The performance of our partners;
●	Change, or reduction in or discontinuance of our principal programs with partners;
●	Our reliance on a small number of partners for a substantial majority of our revenue;
●	Instability or decline in the global macroeconomic climate and its effect on our and our partners’ operations;
●	Our ability to successfully license and grow revenue related to our Support.com Cloud offering;
●	The availability and cost-effectiveness of advertising placements for our software products and our ability to respond to changes in the online advertising markets in which we participate;
●	Our ability to serve the SMB market;
●	Our ability to attract and retain qualified management and employees in competitive markets;
●	The efficiency and effectiveness of our technology specialists;
●	Our ability to effectively match staffing levels with service volumes on a cost-effective basis;
●	Our ability to manage contract labor;
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

From time to time, we provide guidance related to our future financial performance. In addition, financial analysts may publish their own expectations of our future financial performance. Because our quarterly revenue and our operating results fluctuate and are difficult to predict, future financial performance is difficult to predict. We have in the past failed to meet our guidance for a particular period or analyst expectations for our guidance for future periods and our stock price has declined. Generally, the market prices of technology companies have been extremely volatile. Stock prices of many technology companies have often fluctuated in a manner unrelated or disproportionate to the operating performance of such companies. In the past, following periods of market volatility, stockholders have initiated securities class action litigation relating to the stock trading and price volatility of the technology company in question. Any securities litigation we may become involved in could result in our incurring substantial defense costs and diverting resources and the attention of management from our business.

Index
If we cannot meet The NASDAQ Global Select Market’s (“Nasdaq”) continuing listing requirements and Nasdaq rules, Nasdaq may delist our securities, which could negatively affect us, the price of our securities and your ability to sell our securities.

Although our shares are currently listed on Nasdaq, we may not be able to meet the continued listing requirements of Nasdaq, which require, among other things, a minimum bid price of $1.00 per share for common shares listed on the exchange. Our stock has closed below $1.00 for over 30 consecutive business days during the first quarter of 2016.  On February 18, 2016, we received a letter from Nasdaq indicating that Nasdaq listing rules require a minimum bid price of $1 per share, and based on the closing price for the 30 consecutive trading days preceding February 18, 2016 (from January 5, 2016 to February 17, 2016), we no longer meet this requirement.  The letter from Nasdaq further noted that we would have 180 days to regain compliance and that if the closing bid price of our securities is at least $1 for a minimum of 10 consecutive business days, they would provide us written notification of compliance.  While we are considering implementation of customary options, including a reverse stock split, if our common stock does not trade at a level that regains compliance, if we do not seek such options or if our efforts are unsuccessful and we are unable to satisfy the Nasdaq criteria for maintaining our listing, our securities could be subject to delisting.  As a consequence of any such delisting, our shareholders would likely find it more difficult to dispose of, or to obtain accurate quotations as to the prices of our securities. In the event of a delisting, we would expect to seek to take actions to restore our compliance with Nasdaq’s listing requirements, but we can provide no assurance that any such action taken by us would allow our common stock to become listed again, stabilize the market price or improve the liquidity of our common stock or prevent our common stock from dropping below the Nasdaq minimum bid price requirement in the future.  If Nasdaq decides to delist our common stock from trading on its exchange, we could face significant material adverse consequences including:

●	a limited availability of market quotations for our securities;
●	a limited amount of news and analyst coverage for our company;
●	a decreased ability to issue additional securities or obtain additional financing in the future.

We have announced our intention to seek stockholder approval that would enable our Board to effect a reverse split of our stock within a range of one-for-three (1:3) to one-for-seven (1:7).  Reducing the number of outstanding shares of our common stock through a reverse split would be intended, absent other factors, to increase the per share market price of our common stock.  However, other factors, such as our financial results, market conditions and the market perception of the success of our business as well as a reverse split itself may adversely affect the market price of our common stock. Accordingly, there can be no assurance that a reverse split, if completed, will result in the intended benefits described above, that the market price of our common stock will increase following a reverse split or that any increase in the market price of our common stock achieved by a reverse split will be maintained. The history of similar stock split combinations for companies in like circumstances is varied.

There can be no assurance that:

•	the market price per share of our common Stock after a reverse split will rise in proportion to the reduction in the number of shares of our common stock outstanding before a reverse split;
•	a reverse split will result in a per share price that will attract brokers and investors who do not trade in lower priced stocks; or
•	we will continue to meet the requirements for trading on Nasdaq.

Because a small number of partners have historically accounted for, and for the foreseeable future will account for, the substantial majority of our revenue, under-performance of specific programs or loss of certain partners or programs have reduced and could continue to reduce our revenue substantially.

For the three months ended March 31, 2016, Comcast and Office Depot accounted for 60% and 17%, respectively, of our total revenue.  The loss of these or other significant relationships, the change of the terms or terminations of our arrangements with any of these firms, the reduction or discontinuance of programs with any of these firms, or the failure of any of these firms to achieve their targets has in the past adversely affected, and could in the future adversely affect our business.  For example, we have experienced in past quarters, and may experience in future quarters, reductions in our call volume and revenue related to Comcast’s efforts to improve it Wireless Gateway customer experience.  Generally, the agreements with our partners do not require them to conduct any minimum amount of business with us, and therefore they have decided in the past and could decide at any time in the future to reduce or eliminate their programs or the use of our services in such programs. They may also enter into multi-sourcing arrangements with other vendors for services previously provided exclusively by us. Further, we may not successfully obtain new partners or customers. There is also the risk that, once established, our programs with these and other partners may take longer than we expect to produce revenue or may not produce revenue at all, and the revenue produced may not be profitable if the costs of performing under the program are greater than anticipated or the program terminates before up-front investments can be recouped. One or more of our key partners may also choose not to renew their relationship with us, discontinue certain programs, offer them only on a limited basis or devote insufficient time and attention to promoting them to their customers. Some of our key partners may prefer not to work with us if we also partner with their competitors. If any of these key partners merge with one of their competitors (as occurred with Office Depot and OfficeMax in 2013), all of these risks could be exacerbated.

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

Our current services business model requires us to establish and maintain relationships with partners who market and sell our services and products. Failure to establish or maintain such relationships could materially and adversely affect the success of our business. We sell to numerous customers through each of these partners, and therefore a delay in the launch or rollout of our services or the reduction or discontinuance of a program with even one of these partners may cause us to miss revenue or other financial targets. The process of establishing or renewing a relationship with a partner can be complex and time consuming, and we must pass multiple levels of review in order to be selected or renewed. If we are unable to establish a sufficient number of new partners or renewals on a timely basis our sales will suffer.

Our Support.com Cloud offering is in its early stages and failure to market, sell and develop the offering effectively and competitively could result in a lack of growth.

A number of competitive offerings exist in the market, providing various feature sets that may overlap with our Support.com Cloud offering today or in the future.  Some competitors in this market far exceed our spending on sales and marketing activities and benefit from greater existing brand awareness, channel relationships and existing customer relationships.  We may not be able to reach the market effectively and adequately or convey our differentiation as needed to grow our customer base.  To reach our target market effectively, we may be required to continue to invest substantial resources in sales and marketing and research and development activities, which could have a material adverse effect on our financial results. In addition, if we fail to develop and maintain competitive features, deliver high-quality products and satisfy existing customers, our Support.com Cloud offering could fail to grow.  Growth in Support.com Cloud license revenue also depends on scaling our multi-tenant technology flexibly and cost-effectively to meet changing customer demand.  Disruptions in infrastructure operations as described below could impair our ability to deliver our Support.com Cloud offering to customers, thereby affecting our reputation with existing and prospective customers and possibly resulting in monetary penalties or financial losses.

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

Index
Our business depends on our ability to attract and retain talented employees.

Our business is based on successfully attracting and retaining talented employees. The market for highly skilled workers and leaders in our industry is extremely competitive. If we are not successful in our recruiting efforts, or if we are unable to retain key employees and executive management, particularly after our recently announced cost reduction plan, our ability to develop and deliver successful products and services may be adversely affected. Effective succession planning is also important to our long-term success. Failure to ensure effective transfer of knowledge and smooth transitions involving key employees and executive management could hinder our strategic planning and execution.

If we fail to attract, train and manage our technology specialists in a manner that meets forecast requirements and provides an adequate level of support for our customers, our reputation and financial performance could be harmed.

Our business depends in part on our ability to attract, manage and retain our technology specialists and other support personnel. If we are unable to attract, train and manage in a cost-effective manner adequate numbers of competent technology specialists and other support personnel to be available as service volumes vary, particularly as we seek to expand the breadth and flexibility of our staffing model, our service levels could decline, which could harm our reputation, result in financial losses under contract terms, cause us to lose customers and partners, and otherwise adversely affect our financial performance. Our ability to meet our need for support personnel while controlling our labor costs is subject to numerous external factors, including the level of demand for our products and services, the availability of a sufficient number of qualified persons in the workforce, unemployment levels, prevailing wage rates, changing demographics, health and other insurance costs and the cost of compliance with labor and wage laws and regulations. In the case of programs with time-based pricing models, the impact of failing to attract, train and manage such personnel could directly and adversely affect our revenue and profitability. Although our service delivery and communications infrastructure enables us to monitor and manage technology specialists remotely, because they are typically home-based and geographically dispersed, we could experience difficulties meeting services levels and effectively managing the costs, performance and compliance of these technology specialists and other support personnel. Any problems we encounter in effectively attracting, managing and retaining our technology specialists and other support personnel could seriously jeopardize our service delivery operations and our financial results.

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

We depend on the continuing operation of our information technology and communication systems and those of our third-party service providers. Any damage to or failure of those systems could result in interruptions in our service, which could reduce our revenues and damage our reputation. The technology we use to serve partners and the Support.com Cloud offering we license are hosted at a third-party facility located in the United States, and we use a separate, independent third-party facility in the United States for emergency back-up and failover services in support of the hosted site.  These two facilities are operated by unrelated publicly held companies specializing in operating such facilities, and we do not control the operation of these facilities.  These facilities may experience unplanned outages and other technical difficulties in the future, and are vulnerable to damage or interruption from fires, floods, earthquakes, telecommunications and connectivity failures, power failures, and similar events. These facilities are also subject to risks from vandalism, break-ins, intrusion, and other malicious attacks. Despite substantial precautions taken, such as disaster recovery planning and back-up procedures, a natural disaster, act of terrorism or other unanticipated problem could cause a loss of information and data and lengthy interruptions in the availability of our services and technology platform offerings, as our backup systems may not be able to meet our needs for an extended period of time. We rely on hosted systems maintained by third-party providers to deliver technology services and our Support.com Cloud service which is delivered in a “SaaS” model to customers, including taking customer orders, handling telecommunications for customer calls, tracking sales and service delivery and making platform functionality available to customers. Any interruption or failure of our internal or external systems could prevent us or our service providers from accepting orders and delivering services, or cause company and consumer data to be unintentionally disclosed. Our continuing efforts to upgrade and enhance the security and reliability of our information technology and communications infrastructure could be very costly, and we may have to expend significant resources to remedy problems such as a security breach or service interruption. Interruptions in our services resulting from labor disputes, telephone or Internet failures, power or service outages, natural disasters or other events, or a security breach could reduce our revenue, increase our costs, cause customers and partners and licensees to fail to renew or to terminate their use of our offerings, and harm our reputation and our ability to attract new customers.  We maintain insurance programs with highly rated carriers using policies that are designed for businesses in the technology sector and that expressly address, among other things, cyber-attacks and potential harm resulting from incidents such as data privacy breaches; but depending on the type of damages, the amount, and the cause, all or part of any financial losses experienced may be excluded by the policies resulting in material financial losses for us.

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

Index
We may make acquisitions that deplete our resources and do not prove successful.

We have made acquisitions in the past and may make additional acquisitions in the future. We may not be able to identify suitable acquisition candidates at prices we consider appropriate. If we do identify an appropriate acquisition candidate, we may not be able to successfully negotiate the terms of the acquisition. Our management may not be able to effectively implement our acquisition program and internal growth strategy simultaneously. The integration of acquisitions involves a number of risks and presents financial, managerial and operational challenges. We may have difficulty, and may incur unanticipated expenses related to, integrating management and personnel from these acquired entities with our management and personnel. Our failure to identify, consummate or integrate suitable acquisitions could adversely affect our business and results of operations. We cannot readily predict the timing, size or success of our future acquisitions. Even successful acquisitions could have the effect of reducing our cash balances. Acquisitions could involve a number of other potential risks to our business, including the following, any of which could harm our business results:

●	Unanticipated costs and liabilities and unforeseen accounting charges or fluctuations;
●	Delays and difficulties in delivery of services and products;
●	Failure to effectively integrate or separate management information systems, personnel, research and development, marketing, sales and support operations;
●	Loss of key employees;
●	Economic dilution to gross and operating profit;
●	Diversion of management’s attention from other business concerns and disruption of our ongoing business;
●	Difficulty in maintaining controls and procedures;
●	Uncertainty on the part of our existing customers about our ability to operate after a transaction;
●	Loss of customers;
●	Loss of partnerships;
●	Inability to execute our growth plans;
●	Declines in revenue and increases in losses;
●	Declines in cash balances as a result of cash usage on any acquisitions;
●	Failure to realize the potential financial or strategic benefits of the acquisition or divestiture; and
●	Failure to successfully further develop the combined or remaining technology, resulting in the impairment of amounts recorded as goodwill or other intangible assets.

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

Index
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

In some cases we are exposed to greater risks of liability for employee acts or omissions or system failure than may be typical in other businesses.

We expect to support, among other programs, partners offering home security services and other devices and programs for use in the connected home.  Because these services related to programs intended to help protect the lives and property, real and personal, of consumers, we may have greater exposure to liability and litigation risks than businesses that provide support for other consumer and SMB products and services.  Our ability to limit our liability for the acts or omissions of our employees in our contract terms with partners and consumers in relation to such programs may be substantially less than in other markets we serve, which is to say, we may have much greater inherent legal liability exposure in such programs than is customarily seen in programs for markets we have offered historically.  In the event of litigation with respect to such matters, it is possible that our risk-mitigation provisions in contracts may be deemed not applicable or unenforceable exposing us to substantial liability exposure, and, regardless of the ultimate outcome, we may incur significant costs of defense that could materially and adversely affect our business, financial condition, results of operations and cash flows.

If our services are used to commit fraud or other similar intentional or illegal acts, we may incur significant liabilities, our services may be perceived as not secure and customers may curtail or stop using our services.

Certain software and services we provide, including our Support.com Cloud applications, enable remote access to and control of third-party computer systems and devices. We generally are not able to control how such access may be used or misused by licensees of our SaaS offerings. If our software is used by others to commit fraud or other illegal acts, including, but not limited to, violating data privacy laws, proliferating computer files that contain a virus or other harmful elements, interfering or disrupting third-party networks, infringing any third party’s copyright, patent, trademark, trade secret or other rights, transmitting any unlawful, harassing, libelous, abusive, threatening, vulgar, obscene or otherwise objectionable material, or committing unauthorized access to computers, devices, or protected information, third parties may seek to hold us legally liable. As a result, defending such claims could be expensive and time-consuming regardless of the merits, and we could incur significant liability or be required to undertake expensive preventive or remedial actions. As a result, our operating results may suffer and our reputation may be damaged.

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

Index
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

Actions of activist stockholders against us could be disruptive and costly and the possibility that activist stockholders may wage proxy contests or gain representation on or control of our Board could cause uncertainty about the strategic direction of our business.

Stockholders may from time to time engage in proxy solicitations, advance stockholder proposals or board nominations or otherwise attempt to effect changes, assert influence or acquire some level of control over us.  On March 25, 2016, VIEX Opportunities Fund, LP — Series One, an affiliate of VIEX Capital Advisors, LLC, a Delaware limited liability company (“VIEX”), which owns together with BLR Partners LP, a Texas limited partnership, Bradley L. Radoff, Joshua E. Schechter and Richard A. Bloom (collectively, the “VIEX 13D Group”), approximately 14.9% of the Company’s Common Stock, notified the Company that it intends to nominate five (5) candidates for election to our Board at our 2016 Annual Meeting of Stockholders (the “2016 Annual Meeting”) which, if elected, would represent more than a majority of the members of our Board. While our Board and management team strive to maintain constructive, ongoing communications with all of the Company’s stockholders, including the VIEX 13D Group and other activist stockholders, and welcomes their views and opinions with the goal of enhancing value for all stockholders and the depth and breadth of our Board, activist campaigns that contest, or conflict with, our strategic direction or seek changes in the composition of our Board could have an adverse effect on us because:

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

Index
•	If individuals are elected to our Board with a specific agenda, it may adversely affect our ability to effectively implement our business strategy and create additional value for our stockholders.

Delaware law and our certificate of incorporation and bylaws contain anti-takeover provisions, and our Board adopted a Section 382 Tax Benefits Preservation Plan, any of which could delay or discourage takeover attempts that some stockholders may consider favorable.

Delaware law and our certificate of incorporation and amended and restated bylaws contain certain provisions, any of which could render more difficult, or discourage a merger, tender offer, or assumption of control of the Company that is not approved by our Board of Directors that some stockholders may consider favorable.  In addition, on April 20, 2016, our Board acted to preserve the potential benefits of our NOLs from being limited pursuant to Section 382 of the Code by adopting a Section 382 Tax Benefits Preservation Plan (the “Section 382 Tax Benefits Preservation Plan”). The principal reason our Board adopted the Section 382 Tax Benefits Preservation Plan is that we believe that the NOLs are a potentially valuable asset and the Board believes it is in the Company’s best interests to attempt to protect this asset by preventing the imposition of limitations on their use. While the Section 382 Tax Benefits Preservation Plan is not principally intended to prevent a takeover, it does have a potential anti-takeover effect because an “acquiring person” thereunder may be diluted upon the occurrence of a triggering event. Accordingly, the overall effects of the Section 382 Tax Benefits Preservation Plan may be to render more difficult, or discourage a merger, tender offer, or assumption of control by a substantial holder of our securities. The Section 382 Tax Benefits Preservation Plan, however, should not interfere with any merger or other business combination approved by the Board.

ITEM 6.	EXHIBITS

Exhibits.

3.1	Amended and Restated Bylaws (incorporated by reference to Exhibit 3.1 of Support.com’s current report on Form 8-K filed with the SEC on February 5, 2016)

31.1	Chief Executive Officer Section 302 Certification

31.2	Chief Financial Officer Section 302 Certification

32.1	Statement of the Chief Executive Officer under 18 U.S.C. § 1350 (1)

32.2	Statement of the Chief Financial Officer under 18 U.S.C. § 1350 (1)

(1)	The certifications filed as Exhibits 32.1 and 32.2 are not deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934 and are not to be incorporated by reference into any filing of the Company under the Securities Exchange Act of 1933 or the Securities Exchange Act of 1934, whether made before or after the date hereof irrespective of any general incorporation by reference language contained in any such filing, except to the extent that the registrant specifically incorporates it by reference.

Index
SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

May 2, 2016	SUPPORT.COM, INC.

	By:	/s/ ROOP K. LAKKARAJU
Roop K. Lakkaraju
Executive Vice President, Chief Financial Officer and
Officer and Chief Operating Officer

Index
EXHIBIT INDEX TO SUPPORT.COM, INC.

QUARTERLY REPORT ON FORM 10-Q

FOR THE QUARTER ENDED MARCH 31, 2016

3.1	Amended and Restated Bylaws (incorporated by reference to Exhibit 3.1 of Support.com’s current report on Form 8-K filed with the SEC on February 5, 2016)
31.1	Chief Executive Officer Section 302 Certification
31.2	Chief Financial Officer Section 302 Certification
32.1	Statement of the Chief Executive Officer under 18 U.S.C. § 1350 (1)
32.2	Statement of the Chief Financial Officer under 18 U.S.C. § 1350 (1)

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