Form 10-Q
period 2016-06-30
Support.com, Inc.
filed 2016-08-04
CIK 1104855

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2016

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

On July 31, 2016, 55,284,740 shares of the Registrant’s Common Stock, $0.0001 par value, were outstanding.

SUPPORT.COM, INC.
FORM 10-Q
QUARTERLY PERIOD ENDED JUNE 30, 2016

Index
PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS (UNAUDITED)

SUPPORT.COM, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands except share and per share data)

	June 30, 2016	December 31, 2015
	(Unaudited)	(1)
ASSETS
Current assets:
Cash and cash equivalents	$20,993	$27,598
Short-term investments	37,025	38,136
Accounts receivable, net	9,439	10,019
Prepaid expenses and other current assets	1,578	1,474
Total current assets	69,035	77,227
Property and equipment, net	2,115	1,989
Intangible assets, net	760	1,294
Other assets	971	982

Total assets	$72,881	$81,492

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,301	$267
Accrued compensation	3,106	2,768
Other accrued liabilities	3,364	4,135
Short-term deferred revenue	2,414	2,184
Total current liabilities	10,185	9,354
Long-term deferred revenue	82	102
Other long-term liabilities	430	690
Total liabilities	10,697	10,146

Commitments and contingencies (Note 4)

Stockholders’ equity:
Common stock; par value $0.0001, 150,000,000 shares authorized; 56,618,692 issued and 55,246,262 outstanding at June 30, 2016; 56,152,317 issued and 54,860,883 outstanding at December 31, 2015	6	5
Additional paid-in capital	266,482	265,324
Treasury stock, at cost (1,372,430 shares at June 30, 2016 and 1,291,434 shares at December 31, 2015)	(5,234)	(5,167)
Accumulated other comprehensive loss	(2,218)	(2,302)
Accumulated deficit	(196,852)	(186,514)
Total stockholders’ equity	62,184	71,346

Total liabilities and stockholders’ equity	$72,881	$81,492

(1)	Derived from the December 31, 2015 audited Consolidated Financial Statements included in our Annual Report on Form 10-K, as filed with the Securities and Exchange Commission (“SEC”) on March 7, 2016.

See accompanying notes.

Index
SUPPORT.COM, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands except per share amounts)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015

Revenue:
Services	$13,609	$19,295	$28,892	$41,170
Software and other	1,320	1,305	2,634	2,587
Total revenue	14,929	20,600	31,526	43,757

Cost of revenue:
Cost of services	12,696	15,804	26,556	34,198
Cost of software and other	138	131	257	281
Total cost of revenue	12,834	15,935	26,813	34,479

Gross profit	2,095	4,665	4,713	9,278

Operating expenses:
Research and development	1,420	1,930	3,128	3,454
Sales and marketing	1,866	2,089	3,938	4,297
General and administrative	4,235	3,076	7,483	6,136
Amortization of intangible assets and other	267	267	534	535
Goodwill impairment	-	14,240	-	14,240
Restructuring	423	-	423	-
Total operating expenses	8,211	21,602	15,506	28,662
Loss from operations	(6,116)	(16,937)	(10,793)	(19,384)
Interest income and other, net	126	106	259	206
Loss from continuing operations, before income taxes	(5,990)	(16,831)	(10,534)	(19,178)
Income tax provision (benefit)	36	(1,227)	88	(1,101)
Loss from continuing operations, after income taxes	(6,026)	(15,604)	(10,622)	(18,077)

Income (loss) from discontinued operations, after income taxes	-	(5)	284	37

Net Loss	$(6,026)	$(15,609)	$(10,338)	$(18,040)

Basic and diluted loss per share:
Loss from continuing operations	$(0.11)	$(0.29)	$(0.19)	$(0.33)
Income (loss) from discontinued operations	(0.00)	(0.00)	(0.00)	(0.00)
Basic and diluted loss per share	$(0.11)	$(0.29)	$(0.19)	$(0.33)

Shares used in computing basic net loss per share	55,120	54,441	55,003	54,380
Shares used in computing diluted net loss per share	55,120	54,441	55,003	54,380

See accompanying notes.

Index
SUPPORT.COM, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(in thousands)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015

Net loss	$(6,026)	$(15,609)	$(10,338)	$(18,040)

Other comprehensive income (loss):
Change in foreign currency translation adjustment	(48)	(44)	(38)	(38)
Change in net unrealized gain (loss) on investments	27	(9)	122	24
Other comprehensive income (loss)	(21)	(53)	84	(14)

Comprehensive loss	$(6,047)	$(15,662)	$(10,254)	$(18,054)

See accompanying notes.

Index
SUPPORT.COM, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(Unaudited)

	Six Months Ended June 30,
	2016	2015
Operating Activities:
Net loss	$(10,338)	$(18,040)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation	331	178
Goodwill impairment	-	14,240
Amortization of premiums and discounts on investments	191	258
Amortization of intangible assets and other	534	535
Stock-based compensation	1,115	1,494
Changes in assets and liabilities:
Accounts receivable, net	580	1,473
Prepaid expenses and other current assets	(104)	187
Other long-term assets	9	93
Accounts payable	1,034	(690)
Accrued compensation	338	(99)
Other accrued liabilities	(771)	529
Other long-term liabilities	(312)	(1,377)
Deferred revenue	210	(355)
Net cash used in operating activities	(7,183)	(1,574)

Investing Activities:
Purchases of property and equipment	(457)	(195)
Purchases of investments	(12,678)	(24,680)
Maturities of investments	13,719	30,712
Net cash provided by investing activities	584	5,837

Financing Activities:
Proceeds from employee stock purchase plan	44	87
Repurchase of common stock	(67)	(81)
Net cash provided by (used in) financing activities	(23)	6
Effect of exchange rate changes on cash and cash equivalents	17	(42)

Net increase (decrease) in cash and cash equivalents	(6,605)	4,227

Cash and cash equivalents at beginning of period	27,598	23,354
Cash and cash equivalents at end of period	$20,993	$27,581

Supplemental schedule of cash flow information:
Income taxes paid	$94	$109

See accompanying notes.

Index
SUPPORT.COM, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 1. Significant Accounting Policies

Basis of Presentation

The accompanying unaudited interim condensed consolidated financial statements include the accounts of Support.com, Inc. (the “Company”, “Support.com”, “We” or “Our”) and its wholly owned subsidiaries. All intercompany balances and transactions have been eliminated. The condensed consolidated balance sheet as of June 30, 2016 and the consolidated statements of operations and comprehensive loss for the three and six months ended June 30, 2016 and 2015 and the consolidated statements of cash flows for the six months ended June 30, 2016 and 2015 are unaudited. In the opinion of management, these unaudited interim condensed consolidated financial statements reflect all adjustments (consisting of normal recurring adjustments) that are necessary for a fair presentation of the results for, and as of, the periods shown. The results of operations for such periods are not necessarily indicative of the results expected for the full fiscal year or for any future period. The condensed consolidated balance sheet information as of December 31, 2015 is derived from audited financial statements as of that date. These financial statements have been prepared based upon Securities and Exchange Commission (“SEC”) rules that permit reduced disclosure for interim periods. For a more complete discussion of significant accounting policies and certain other information, these unaudited interim condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2015, filed with the SEC on March 7, 2016.

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles in the United States requires management to make estimates and assumptions that affect the amounts reported in the condensed consolidated financial statements and accompanying notes.  The accounting estimates that require management’s most significant, difficult and subjective judgments include accounting for revenue recognition, assumptions used to estimate self-insurance accruals, the valuation and recognition of investments, the assessment of recoverability of intangible assets and their estimated useful lives, the valuations and recognition of stock-based compensation and the recognition and measurement of current and deferred income tax assets and liabilities.  Actual results could differ materially from these estimates.

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

In certain cases, we are paid for services that are sold but not yet delivered. We initially record such balances as deferred revenue, and recognize revenue when the service has been provided or, on the non-subscription portion of these balances, when the likelihood of the service being redeemed by the customer is remote (“services breakage”). Based on our historical redemption patterns for these relationships, we believe that the likelihood of a service being delivered more than 90 days after sale is remote.  We therefore recognize non-subscription deferred revenue balances older than 90 days as services revenue. For the six months ended June 30, 2016 and 2015, services breakage revenue was less than 1% of our total revenue.

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

We monitor our investments for impairment on a quarterly basis and determine whether a decline in fair value is other-than-temporary by considering factors such as current economic and market conditions, the credit rating of the security’s issuer, the length of time an investment’s fair value has been below our carrying value, the Company’s intent to sell the security and the Company’s belief that it will not be required to sell the security before the recovery of its amortized cost. If an investment’s decline in fair value is deemed to be other-than-temporary, we reduce its carrying value to its estimated fair value, as determined based on quoted market prices or liquidation values. Declines in value judged to be other-than-temporary, if any, are recorded in operations as incurred. At June 30, 2016, we evaluated our unrealized gains/losses on available-for-sale securities and determined them to be temporary. We currently do not intend to sell securities with unrealized losses and we concluded that we will not be required to sell these securities before the recovery of their amortized cost basis.  At June 30, 2016 and December 31, 2015, the fair value of cash, cash equivalents and investments was $58.0 million and $65.7 million, respectively.

The following is a summary of cash, cash equivalents and investments at June 30, 2016 and December 31, 2015 (in thousands):

As of June 30, 2016	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Cash	$7,905	$—	$—	$7,905
Money market funds	12,087	—	—	12,087
Certificates of deposits	2,020	2	—	2,022
Commercial paper	2,997	—	—	2,997
Corporate notes and bonds	24,999	22	(5)	25,016
U.S. government agency securities	7,979	12	—	7,991
	$57,987	$36	$(5)	$58,018

Classified as:

Cash and cash equivalents	$20,993	$—	$—	$20,993
Short-term investments	36,994	36	(5)	37,025
	$57,987	$36	$(5)	$58,018

Index
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
As of December 31, 2015
Cash	$8,486	$—	$—	$8,486
Money market funds	19,112	—	—	19,112
Certificates of deposits	2,980	—	(1)	2,979
Commercial paper	996	—	—	996
Corporate notes and bonds	31,255	—	(83)	31,172
U.S. government agency securities	2,996	—	(7)	2,989
	$65,825	$—	$(91)	$65,734

Classified as:

Cash and cash equivalents	$27,598	$—	$—	$27,598
Short-term investments	38,227	—	(91)	38,136
	$65,825	$—	$(91)	$65,734

The following table summarizes the estimated fair value of our available-for-sale securities classified by the stated maturity date of the security (in thousands):

	June 30,	December 31,
	2016	2015
Due within one year	$26,236	$23,588
Due within two years	10,789	14,548
	$37,025	$38,136

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

In accordance with ASC 820, the following table represents our fair value hierarchy for our financial assets (cash equivalents and investments) measured at fair value on a recurring basis as of June 30, 2016 and December 31, 2015 (in thousands):

As of June 30, 2016	Level 1	Level 2	Level 3	Total
Money market funds	$12,087	$—	$—	$12,087
Certificates of deposits	—	2,022	—	2,022
Commercial paper	—	2,997	—	2,997
Corporate notes and bonds	—	25,016	—	25,016
U.S. government agency securities	—	7,991	—	7,991
Total	$12,087	$38,026	$—	$50,113

Index
As of December 31, 2015	Level 1	Level 2	Level 3	Total
Money market funds	$19,112	$—	$—	$19,112
Certificates of deposits	—	2,979	—	2,979
Commercial paper	—	996	—	996
Corporate notes and bonds	—	31,172	—	31,172
U.S. government agency securities	—	2,989	—	2,989
Total	$19,112	$38,136	$—	$57,248

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

For the three months ended June 30, 2016, Comcast and Office Depot accounted for 58% and 16%, respectively, of our total revenue.  For the three months ended June 30, 2015, Comcast and Office Depot accounted for 69% and 13%, respectively, of our total revenue. For the six months ended June 30, 2016, Comcast and Office Depot accounted for 59% and 17%, respectively, of our total revenue. For the six months ended June 30, 2015, Comcast and Office Depot accounted for 68% and 14%, respectively, of our total revenue. There were no other customers that accounted for 10% or more of total revenue for the three and six months ended June 30, 2016 and 2015.

The credit risk in our trade accounts receivable is substantially mitigated by our evaluation of the customers’ financial conditions at the time we enter into business and reasonably short payment terms. As of June 30, 2016, Comcast and Office Depot accounted for 69% and 14%, respectively, of our total accounts receivable. As of December 31, 2015, Comcast and Office Depot accounted for 73% and 13%, respectively, of our total accounts receivable. There were no other customers that accounted for 10% or more of our total accounts receivable as of June 30, 2016 and December 31, 2015.

Trade Accounts Receivable and Allowance for Doubtful Accounts

Trade accounts receivable are recorded at the invoiced amount. We perform evaluations of our customers’ financial conditions and generally do not require collateral. We make judgments as to our ability to collect outstanding receivables and provide allowances for a portion of receivables when collection becomes doubtful.  Reserves are made based on a specific review of all significant outstanding invoices. For those invoices not specifically provided for, reserves are recorded at differing rates, based on the age of the receivable. In determining these rates, we analyze our historical collection experience and current payment trends. The determination of past-due accounts is based on contractual terms. At June 30, 2016 and December 31, 2015, we had an allowance for doubtful accounts of approximately $7,000 and $6,000, respectively.

Goodwill

We test goodwill, when present on the balance sheet, for impairment annually on September 30 and whenever events or changes in circumstances indicate that the carrying value of the asset may not be recoverable in accordance with ASC 350, Intangibles - Goodwill and Other. Consistent with our assessment that we have only one reporting segment, we test goodwill for impairment at the entity level. We test goodwill using the two-step process required by ASC 350. In the first step, we compare the carrying value of the reporting unit to the fair value based on quoted market prices of our common stock and other valuation factors. If the fair value of the reporting unit exceeds the carrying value, goodwill is not considered impaired and no further testing is required. If the carrying value of the reporting unit exceeds the fair value, goodwill is potentially impaired and the second step of the impairment test must be performed. In the second step, we compare the implied fair value of the goodwill, as defined by ASC 350, to the carrying amount to determine the impairment loss, if any.

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

Self-Funded Health Insurance

Effective January 1, 2015, the Company maintains a self-funded health insurance program with a stop-loss umbrella policy with a third party insurer to limit the maximum potential liability for medical claims. With respect to this program, the Company considers historical and projected medical utilization data when estimating its health insurance program liability and related expense. As of June 30, 2016, the Company had approximately $1.1million in reserve for its self-funded health insurance program. As of December 31, 2015, the Company had approximately $953,000 in reserve for its self-funded health insurance program. The reserve is included in “other accrued liabilities” in the condensed consolidated balance sheets.

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

Accumulated Other Comprehensive Loss

The components of accumulated other comprehensive loss, which relate entirely to accumulated foreign currency translation losses associated with our foreign subsidiaries and unrealized losses on investments, consisted of the following (in thousands):

	Foreign Currency Translation Losses	Unrealized Gains/(Losses) on Investments	Total
Balance as of December 31, 2015	$(2,211)	$(91)	$(2,302)
Current-period other comprehensive income (loss)	(38)	122	84
Balance as of June 30, 2016	$(2,249)	$31	$(2,218)

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

The fair value of our stock-based awards was estimated using the following weighted average assumptions for the three and six months ended June 30, 2016 and 2015:

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Stock Option Plan:
Risk-free interest rate	0.84%	1.10%	0.92%	1.23%
Expected term	3.90 years	3.75 years	3.89 years	3.74 years
Volatility	48.32%	53.17%	48.31%	55.55%
Expected dividend	0%	0%	0%	0%
Weighted average fair value (per share)	$0.32	$0.69	$0.32	$0.76

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Employee Stock Purchase Plan:
Risk-free interest rate	.38%	0.09%	.38%	0.09%
Expected term	0.5 years	0.5 years	0.5 years	0.5 years
Volatility	48.86%	39.25%	48.86%	39.25%
Expected dividend	0%	0%	0%	0%
Weighted average fair value (per share)	$.28	$0.38	$.28	$0.38

We recorded the following stock-based compensation expense for the three and six months ended June 30, 2016 and 2015 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015

Stock-based compensation expense related to grants of:
Stock options	$177	$253	$413	$505
Employee Stock Purchase Plan (“ESPP”)	11	17	22	38
Restricted Stock Units (“RSU”)	266	513	680	951
	$454	$783	$1,115	$1,494

Stock-based compensation expense recognized in:
Cost of services	$35	$63	$91	$125
Cost of software and other		2	2	6
Research and development	92	156	190	286
Sales and marketing	(42)	100	42	166
General and administrative	369	462	790	911
	$454	$783	$1,115	$1,494

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

The following table sets forth the computation of basic and diluted loss per share (in thousands, except per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015

Net loss	$(6,026)	$(15,609)	$(10,338)	$(18,040)

Basic:
Weighted-average shares of common stock outstanding	55,120	54,441	55,003	54,380
Shares used in computing basic loss per share	55,120	54,441	55,003	54,380
Basic loss per share	(0.11)	(0.29)	(0.19)	(0.33)
Diluted:
Weighted-average shares of common stock outstanding	55,120	54,441	55,003	54,380
Add: Common equivalent shares outstanding	-	-	-	-
Shares used in computing diluted loss per share	55,120	54,441	55,003	54,380
Diluted loss per share	$(0.11)	$(0.29)	$(0.19)	$(0.33)

The following potential common shares outstanding were excluded from the computation of diluted loss per share because including them would have been antidilutive (in thousands):

	As of June 30,
	2016	2015
Stock options	4,770	3,738
RSUs	1,238	1,848
Warrants	490	490
Total common share equivalents	6,498	6,076

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

We generally agree to indemnify our customers against legal claims that our end-user software products infringe certain third-party intellectual property rights.  As of June 30, 2016, we have not been required to make any payment resulting from infringement claims asserted against our customers and have not recorded any related accruals.

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

Index
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

Note 3.  Income Taxes

We recorded an income tax provision of $36,000 and $88,000 for the three and six months ended June 30, 2016, respectively.  We recorded an income tax benefit of $1.2 million and $1.1 million for the three and six months ended June 30, 2015, respectively. The income tax provision (benefit) is comprised of estimates of current taxes due in domestic and foreign jurisdictions.  The income tax provision (benefit) for continuing operations reflects tax expense associated with state income tax accrual, foreign income tax accrual, and interest accrued on ASC 740-10 reserves.

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

As of June 30, 2016, our deferred tax assets are fully offset by a valuation allowance except in those jurisdictions where it is determined that a valuation allowance is not required. ASC 740, Income Taxes, provides for the recognition of deferred tax assets if realization of such assets is more likely than not. Based upon the weight of available evidence, which includes historical operating performance, reported cumulative net losses since inception and difficulty in accurately forecasting our future results, we provided a full valuation allowance against our net U.S. deferred tax assets and a partial valuation allowance against our foreign deferred tax assets.  We reassess the need for our valuation allowance on a quarterly basis. If it is later determined that a portion or all of the valuation allowance is not required it generally will be a benefit to the income tax provision in the period such determination is made.

Index
The Company does not anticipate a material change in the total amount or composition of its unrecognized tax benefits within 12 months of June 30, 2016.

Note 4. Commitments and Contingencies

Legal contingencies

From time to time, we are subject to routine legal proceedings, as well as demands, claims and threatened litigation, that arise in the normal course of our business, potentially including assertions that we may be infringing patents or other intellectual property rights of others. We currently do not believe that the ultimate amount of liability, if any, for such routine legal proceedings (alone or combined) will materially affect our financial position, results of operations or cash flows. The ultimate outcome of any litigation is uncertain, however, and unfavorable outcomes could have a material negative impact on our financial condition and operating results. Regardless of outcome, litigation can have an adverse impact on us because of defense costs, negative publicity, diversion of management resources and other factors.

Guarantees

We have identified guarantees in accordance with ASC 450, Contingencies. This guidance stipulates that an entity must recognize an initial liability for the fair value, or market value, of the obligation it assumes under the guarantee at the time it issues such a guarantee, and must disclose that information in its interim and annual financial statements. We have entered into various service level agreements with our partners, in which we may guarantee the maintenance of certain service level thresholds. Under some circumstances, if we do not meet these thresholds, we may be liable for certain financial costs. We evaluate costs for such guarantees under the provisions of ASC 450. We consider such factors as the degree of probability that we would be required to satisfy the liability associated with the guarantee and the ability to make a reasonable estimate of the resulting cost. No costs were incurred during the three and six months ended June 30, 2016 and 2015. We have not accrued any liabilities related to such obligations in the condensed consolidated financial statements as of June 30, 2016 and December 31, 2015.

Note 5.  Intangible Assets

Amortization expense and other related to intangible assets for the three and six months ended June 30, 2016 was $267,000 and $534,000, respectively. Amortization expense and other related to intangible assets for the three and six months ended June 30, 2015 was $267,000 and $535,000, respectively.

The following table summarizes the components of intangible assets (in thousands):

	Non- compete	Partner Relationships	Customer Base	Technology Rights	Tradenames	Indefinite Life Intangibles	Total
As of June 30, 2016
Gross carrying value	$593	$145	$641	$5,330	$760	$250	$7,719
Accumulated amortization	(568)	(145)	(591)	(4,921)	(734)	—	(6,959)
Net carrying value	$25	$—	$50	$409	$26	$250	$760

As of December 31, 2015
Gross carrying value	$593	$145	$641	$5,330	$760	$250	$7,719
Accumulated amortization	(555)	(145)	(545)	(4,474)	(706)	—	(6,425)
Net carrying value	$38	$—	$96	$856	$54	$250	$1,294

Index
In December 2006, we acquired the use of a toll-free telephone number for cash consideration of $250,000.  This asset has an indefinite useful life.

The estimated future amortization expense of intangible assets, with the exception of the indefinite-life intangible assets as of June 30, 2016 is as follows (in thousands):

Fiscal Year	Amount
2016 (July-December)	494
2017	16
Total	$510

Weighted average remaining useful life	0.49 years

Note 6. Other Accrued Liabilities

Other accrued liabilities consist of the following (in thousands):

	As of June 30, 2016	As of December 31, 2015
Accrued expenses	$1,285	$2,490
Self-insurance accruals	1,059	953
Customer deposits	817	570
Restructuring obligations	55	-
Other accrued liabilities	148	122
Total other accrued liabilities	$3,364	$4,135

Note 7. Stockholder’s Equity

Stock Options

The following table represents the stock option activity for the six months ended June 30, 2016:

	Number of Shares	Weighted Average Exercise Price per Share	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
Outstanding options at December 31, 2015	3,669,469	$2.74	6.66	$0
Granted	1,867,493	$0.84
Exercised	—	—
Forfeited	(767,068)	$2.46
Outstanding options at June 30, 2016	4,769,894	$2.04	7.36	$24
Options vested and expected to vest	4,530,587	$2.08	7.26	$22
Exercisable at June 30, 2016	1,940,291	$3.04	4.75	$2

The aggregate intrinsic value in the table above represents the total pre-tax intrinsic value that would have been received by the option holders had they all exercised their options on June 30, 2016. This amount changes based on the fair market value of our stock.  The aggregate intrinsic value of options exercised under our stock option plans was zero during the three and six months ended June 30, 2016, respectively, and zero during the three and six months ended June 30, 2015.  Total fair value of options vested was $209,000 and $419,000 during the three and six months ended June 30, 2016, respectively, and $126,000 and $261,000 during the three and six months ended June 30, 2015, respectively.

At June 30, 2016, there was $1.2 million of unrecognized compensation cost related to existing stock options outstanding which is expected to be recognized over a weighted average period of 2.51 years.

Index
On June 15, 2016, pursuant to approval by the Company's Compensation Committee, the Company issued approximately 992,000 time-based stock options to its corporate employees. These time-based stock options vest monthly over three years.

During the first quarter of 2016, the Company’s Compensation Committee approved the grant of (i) 150,000 market-based stock options to the Company’s President and Chief Executive Officer, and (ii) 112,500 market-based stock options to certain key executives. The market-based stock options shall only be exercisable, to the extent vested, upon the Company’s achievement of specified stock price thresholds. In accordance with ASC 718, the Company estimated the grant-date fair values of its market based stock options as $0.45 - $0.49 per share with derived service periods of 2.62 - 4.00 years using a Monte-Carlo simulation model.

On February 10, 2015, pursuant to approval by the Company's Compensation Committee, the Company issued 425,000 time-based stock options to certain key executives.  These time-based stock options vest monthly over three years.

Employee Stock Purchase Plan

In the second quarter of 2011, to advance the interests of the Company and its stockholders by providing an incentive to attract, retain and reward eligible employees and by motivating such persons to contribute to the growth and profitability of the Company, the Company’s Board of Directors (the “Board”) and stockholders approved an ESPP and reserved 1,000,000 shares of our common stock for issuance effective as of May 15, 2011. The ESPP continues in effect for ten (10) years from its effective date unless terminated earlier by the Company. The ESPP consists of six-month offering periods during which employees may enroll in the plan.  The purchase price on each purchase date shall not be less than eighty‑five percent (85%) of the lesser of (a) the fair market value of a share of stock on the offering date of the offering period or (b) the fair market value of a share of stock on the purchase date.  During the six months ended June 30, 2016, 63,311 shares were purchased under ESPP.

Restricted Stock Units

The following table represents RSU activity for the six months ended June 30, 2016:

	Number of Shares	Weighted Average Grant-Date Fair Value per Share	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
Outstanding RSUs at December 31, 2015	1,697,897	$2.25	1.41	$1,715
Awarded	261,215	0.89
Released	(403,064)	1.73
Forfeited	(318,504)	2.00
Outstanding RSUs at June 30, 2016	1,237,544	$2.20	1.47	$1,041

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

At June 30, 2016, there was $1.8 million of unrecognized compensation cost related to RSUs which is expected to be recognized over a weighted average period of 2.4 years.

Stock Repurchase Program

On April 27, 2005, our Board of Directors authorized the repurchase of up to 2,000,000 outstanding shares of our common stock. As of June 30, 2016 the maximum number of shares remaining that can be repurchased under this program was 1,807,402. The Company does not intend to repurchase shares without a further approval from its Board of Directors.

Index
Note 8. Restructuring Obligations and Charges

Severance

For the three and six months ended June 30, 2016, the Company recorded $310,000 of severance and benefit related costs, included in restructuring costs in the condensed consolidated statement of operations, related to the termination of 35 employees worldwide as a result of cost reduction efforts. As of June 30, 2016, approximately $286,000 of the $310,000 severance and benefit related costs were paid, and the remaining $24,000 is included in accrued liabilities in the condensed consolidated balance sheet. All severance and benefit accruals were paid by August 1. 2016.

Contract Terminations

For the three and six months ended June 30, 2016, the Company recorded $113,000 of contract termination costs, included in restructuring related costs in the condensed consolidated statement of operations, related to the termination of contracts as a result of cost reduction efforts. As of June 30, 2016, approximately $31,000 of unpaid costs is included in accrued liabilities in the condensed consolidated balance sheet. The Company expects all remaining payments to be paid by March 31, 2017.

	Contract Terminations	Severance	Total
Restructuring obligations, March 31, 2016	-	-	-
Restructuring costs incurred	113,000	310,000	423,000
Cash payments	(82,000)	(286,000)	(368,000)
Restructuring obligations, June 30, 2016	31,000	24,000	55,000

Note 9. Related Party Transactions

During the second quarter of 2016, the Independent Committee of the Board of Directors approved the reimbursement of $425,000 of proxy contest costs to VIEX Capital Advisors, LLC (“VIEX Capital”), a beneficial owner holding approximately 5.9% of the Company’s voting stock.  A member of the Company’s Board of Directors is also managing member of VIEX Capital.  The full amount of the reimbursement remained in accounts payable as of June 30, 2016.  As of July 31, 2016, the reimbursement was paid.

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

Total revenue for the second quarter of 2016 decreased 28% year-over-year. Revenue from services decreased 29% year-over-year due to the Comcast Wireless Gateway program. Revenue from software and other increased 1% year-over-year due to small fluctuations in new subscriptions and expirations of subscriptions.

Cost of services for the second quarter of 2016 decreased 20% year-over-year primarily as a result of the lower headcount in connection with lower revenue. Cost of software and other for the second quarter of 2016 remained relatively consistent year over year.  Total gross margin declined from 23% to 14% year-over-year due to higher self-insurance medical costs and changes in service revenue program mix.

Operating expenses for the second quarter of 2016 decreased by $13.4 million from the same period in 2015.  In the second quarter of 2015, there was a one-time non-cash goodwill impairment charge of $14.2 million and in the second quarter of 2016, costs were decreased as a result of cost reduction efforts taken, offset by higher proxy contest costs incurred during the quarter.

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

Critical Accounting Policies and Estimates

In preparing our interim condensed consolidated financial statements, we make estimates, assumptions and judgments that can have a significant impact on our net revenue, operating income or loss and net income or loss, as well as on the value of certain assets and liabilities on our condensed consolidated balance sheet. We believe that the estimates, assumptions and judgments involved in the accounting policies described in Management’s Discussion and Analysis of Financial Condition and Results of Operations in Item 7 of our Annual Report on Form 10-K for the fiscal year ended December 31, 2015 have the greatest potential impact on our interim condensed consolidated financial statements, so we consider them to be our critical accounting policies and estimates.  There have been no significant changes in these critical accounting policies and estimates during the three and six months ending June 30, 2016.

Index
RESULTS OF OPERATIONS

The following table sets forth the results of operations for the three and six months ended June 30, 2016 and 2015 expressed as a percentage of total revenue.

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Revenue:
Services	91%	94%	92%	94%
Software and other	9	6	8	6
Total revenue	100	100	100	100

Costs of revenue:
Cost of services	85	77	84	78
Cost of software and other	1	—	1	1
Total cost of revenue	86	77	85	79

Gross profit	14	23	15	21
Operating expenses:
Research and development	10	10	10	8
Sales and marketing	12	10	12	10
General and administrative	28	15	24	14
Amortization of intangible assets and other	2	1	2	1
Goodwill impairment	—	69	—	32
Restructuring	3	—	1	—
Total operating expenses	55	105	49	65

Loss from operations	(41)	(82)	(34)	(44)

Interest and other income, net	1	—	1	—

Loss from continuing operations, before income taxes	(40)	(82)	(33)	(44)

Income tax provision	0	(6)	—	(3)

Loss from continuing operations, after income taxes	(40)	(76)	(34)	(41)

Income (loss) from discontinued operations, after income taxes	—	—	1	—

Net loss	(40)%	(76)%	(33)%	(41)%

REVENUE

	Three Months Ended June 30,				Six Months Ended June 30,
In thousands, except percentages	2016	2015	$ Change	% Change	2016	2015	$ Change	% Change

Services	$13,609	$19,295	$(5,686)	(29)%	$28,892	$41,170	$(12,278)	(30)%
Software and other	1,320	1,305	15	1%	2,634	2,587	47	2%
Total revenue	$14,929	$20,600	$(5,671)	(28)%	$31,526	$43,757	$(12,231)	(28)%

Services. Services revenue consists primarily of fees for technology services generated from our partners.  We provide these services remotely, generally using service delivery personnel who utilize our proprietary technology to deliver the services. Services revenue is also comprised of licensing of our Support.com Cloud applications. Services revenue for the three and six months ended June 30, 2016 decreased by $5.7 million and $12.3 million, respectively, from the same periods in 2015 mainly due to Comcast improving its Wireless Gateway customer experience, which has reduced call volume.  For the three months ended June 30, 2016, services revenue generated from our partnerships was $12.6 million compared to $18.0 million for the same period in 2015.  Direct services revenue was $1.0 million for the three months ended June 30, 2016 compared to $1.3 million for the same period in 2015. For the six months ended June 30, 2016, services revenue generated from our partnerships was $26.9 million compared to $38.4 million for the same period in 2015.  Direct services revenue was $2.0 million for the six months ended June 30, 2016 compared to $2.8 million for the same period in 2015.

Index
Software and other. Software and other revenue is comprised primarily of fees for end-user software products provided through direct customer downloads, and, to a lesser extent, through the sale of these software products via partners. Software and other revenue for the three and six months ended June 30, 2016 increased by $15,000, or 1%, and $47,000, or 2%, respectively, from the same periods in 2015 due to small fluctuations in new subscriptions and expirations of subscriptions.  For the three months ended June 30, 2016, revenue from software and other generated from our direct sales was $748,000 compared to $763,000 for the same period in 2015. Software revenue and other generated from our partnerships was $572,000 for the three months ended June 30, 2016 compared to $542,000 for the same period in 2015. Revenue from software and other generated from our direct sales was $1.5 million for the six months ended June 30, 2016 and June 30, 2015. Software revenue and other generated from our partnerships was $1.1 million for the six months ended June 30, 2016 and June 30, 2015.

COSTS OF REVENUE

	Three Months Ended June 30,				Six Months Ended June 30,
In thousands, except percentages	2016	2015	$ Change	% Change	2016	2015	$ Change	% Change

Cost of services	$12,696	$15,804	$(3,108)	(20)%	$26,556	$34,198	$(7,642)	(22)%
Cost of software and other	138	131	7	5%	257	281	(24)	(9)%
Total cost of revenue	$12,834	$15,935	$(3,101)	(19)%	$26,813	$34,479	$(7,666)	(22)%

Cost of services.  Cost of services consists primarily of compensation costs and contractor expenses for people providing services, technology and telecommunication expenses related to the delivery of services and other personnel-related expenses in service delivery.  The decrease of $3.1 million and $7.6 million in cost of services for the three and six months ended June 30, 2016, respectively, compared to the same periods in 2015 was mainly driven by lower compensation expenses due to lower headcount as a result of lower revenue.  Gross margin decreased to 14% and 15% for the three and six months ended 2016, respectively, from 23% and 21% for the three and six months ended 2015, respectively, due to program mix and increased large medical claims under our self-funded medical insurance.

Cost of software and other.  Cost of software and other fees consists primarily of third-party royalty fees for our end-user software products.  Certain of these products were developed using third-party research and development resources, and the third party receives royalty payments on sales of products it developed.  Cost of software and other for the three and six months ended June 30, 2016, was relatively consistent compared to the comparable periods in 2015.

OPERATING EXPENSES

	Three Months Ended June 30,				Six Months Ended June 30,
In thousands, except percentages	2016	2015	$ Change	% Change	2016	2015	$ Change	% Change

Research and development	$1,420	$1,930	$(510)	(26)%	$3,128	$3,454	$(326)	(9)%
Sales and marketing	$1,866	$2,089	$(223)	(11)%	$3,938	$4,297	$(359)	(8)%
General and administrative	$4,235	$3,076	$1,159	38%	$7,483	$6,136	$1,347	22%
Amortization of intangibles assets and other	$267	$267	$-	-%	$534	$535	$(1)	-%
Goodwill impairment	$-	$14,240	$(14,240)	(100)%	$-	$14,240	$(14,240)	(100)%
Restructuring	$423	$-	$423	100%	423	$-	$423	100%

Research and development. Research and development expense consists primarily of compensation costs, third-party consulting expenses and related overhead costs for research and development personnel. Research and development costs are expensed as they are incurred.  The decreases of $510,000 and $326,000 million in research and development expense for the three and six months ended June 30, 2016, respectively, compared to the same periods in 2015 resulted primarily from a decrease in salary and employee related expenses due to cost reduction efforts.

Index
Sales and marketing. Sales and marketing expense consists primarily of compensation costs of business development, program management and marketing personnel, as well as expenses for lead generation and promotional activities, including public relations, advertising and marketing.  The decrease of $223,000 in sales and marketing expense for the three months ended June 30, 2016 compared to the same period in 2015 resulted primarily from a decrease in salary and employee related expenses due to cost reduction efforts and lower stock compensation due to decreased headcount and a lower stock price. The decrease of $359,000 for the six months ended June 30, 2016 compared to the same period in 2015 resulted primarily from a decrease in third party sales and marketing support as well as lower stock compensation expense.

General and administrative. General and administrative expense consists primarily of compensation costs and related overhead costs for administrative personnel and professional fees for legal, accounting and other professional services.  General and administrative expense for the three months ended June 30, 2016 increased $1.2 million year-over-year primarily due to an increase in professional services of $1.5 million, for expenses related to the proxy contest in the second quarter of 2016, including reimbursement of stockholder expenses.  These expenses were somewhat offset by lower compensation and recruiting costs in connection with lower headcount and cost reduction efforts. The increase of $1.3 million in general and administrative expense for the six months ended June 30, 2016 compared to the same period in 2015 was primarily related to an increase in professional services of $1.3 million, mainly associated with the proxy contest in second quarter of 2016, offset by lower stock compensation expense and recruiting costs in connection with lower headcount.

Amortization of intangible assets and other.  The amortization of intangibles assets was consistent for the three and six months ended June 30, 2016 compared to the same period in 2015.

Goodwill impairment. During the second quarter of 2015, based on various quantitative and qualitative factors, which included, among others, the continuing decline in the Company’s market capitalization, we determined that sufficient indicators existed warranting a review to determine if the fair value of our single reporting unit had been reduced to below its carrying value. As a result, we performed a two-step goodwill impairment test as required and concluded that our goodwill was fully impaired as of June 30, 2015. Accordingly, we recorded a non-cash goodwill impairment charge of $14.2 million for the three months ended June 30, 2015. In addition, we recorded a tax benefit associated with the goodwill impairment charge of $1.3 million which was reported as income tax provision (benefit) in our condensed consolidated statements of operations. See Note 1 in the accompanying condensed consolidated financial statements for additional information on our goodwill impairment testing.

Restructuring. During the second quarter of 2016, the Company implemented a cost reduction plan.  In connection with implementing the plan, we incurred one-time restructuring costs of $423,000.  The restructuring costs consisted of severance costs for terminated employees and contract termination cost.  All costs associated with the plan were completed during the second quarter of 2016.  There were no restructuring costs incurred in 2015.

INTEREST INCOME AND OTHER, NET

	Three Months Ended June 30,				Six Months Ended June 30,
In thousands, except percentages	2016	2015	$ Change	% Change	2016	2015	$ Change	% Change

Interest income and other, net	$126	$106	$20	19%	$259	$206	$53	26%

Interest income and other, net.  Interest income and other, net, consists primarily of interest income on our cash, cash equivalents and short-term investments.

INCOME TAX PROVISION (BENEFIT)

	Three Months Ended June 30,				Six Months Ended June 30,
In thousands, except percentages	2016	2015	$ Change	% Change	2016	2015	$ Change	% Change

Income tax provision (benefit)	$36	$(1,227)	$1,263	103%	$88	$(1,101)	$1,189	108%

Income tax provision (benefit).  The income tax provision (benefit) is comprised of estimates of current taxes due in domestic and foreign jurisdictions.  For the three and six months ended June 30, 2016 and 2015, the income tax provision (benefit) primarily consisted of state income tax, foreign taxes, and tax expense (benefit) related to the recording of a deferred tax liability that results from the amortization for income tax purposes of acquisition-related goodwill. For the three months ended June 30, 2016, the income tax provision consisted of a $35,000 provision for foreign taxes and $1,000 provision for state income tax. For the three months ended June 30, 2015, the income tax benefit consisted of $50,000 provision for foreign taxes, $1.3 million benefit for acquisition-related goodwill and $2,000 benefit for state income tax. For the six months ended June 30, 2016, the income tax provision consisted of a $85,000 provision for foreign taxes and $3,000 provision for state income tax.  For the six months ended June 30, 2015, the income tax provision consisted of $98,000 provision for foreign taxes, $1.2 million benefit for acquisition-related goodwill and $5,000 provision for state income tax.

Index
LIQUIDITY AND CAPITAL RESOURCES

Total cash, cash equivalents and investments at June 30, 2016 was $58.0 million, compared to $65.7 million at December 31, 2015.  Cash equivalents and investments are comprised of money market funds, certificates of deposit, corporate notes and bonds, and U.S. government agency securities.  The decrease was primarily due to cash used in operating activities.

Operating Activities

Net cash used in operating activities was $7.2 million and $1.6 million for the six months ended June 30, 2016 and 2015, respectively.  Net cash used in operating activities primarily reflects the net loss for the period, adjusted for non-cash items such as depreciation, amortization of premiums and discounts on investments, stock-based compensation expense and amortization of intangible assets, and changes in operating assets and liabilities.

Net cash used in operating activities was $7.2 million for the six months ended June 30, 2016 and resulted primarily from a net loss for the period of $10.3 million adjusted for non-cash items totaling $2.2 million and changes in operating assets and liabilities of $984,000.  Adjustments for non-cash items primarily consisted of stock-based compensation expense of $1.1 million, amortization of intangible assets and other of $534,000, amortization of premiums and discounts on investments of $191,000 and depreciation of $331,000.  The changes in operating assets and liabilities primarily consisted of a decrease in accounts receivable of $580,000, an increase in deferred revenue of $210,000, and a net increase of $601,000 in accounts payable and other current liabilities offset by a decrease of $312,000 in other long-term liabilities.

Net cash used in operating activities was $1.6 million for the six months ended June 30, 2015 and resulted primarily from a net loss for the period of $18 million adjusted for non-cash items totaling $16.7 million and changes in operating assets and liabilities of $239,000.  Adjustments for non-cash items primarily consisted of stock-based compensation expense of $1.5 million, amortization of intangible assets and other of $535,000, amortization of premiums and discounts on investments of $258,000, depreciation of $178,000 and goodwill impairment of $14.2 million.  The changes in operating assets and liabilities primarily consisted of a decrease in accounts receivable of $1.5 million, a decrease in prepaid expenses and other current assets of $187,000, and an increase in other accrued liabilities of $529,000 which were offset by a decrease in deferred revenue of $355,000, a decrease in accounts payable of $690,000 and a decrease in other long-term liabilities of $1.4 million.

Investing Activities

Net cash provided by investing activities was $584,000 and $5.8 million for the six months ended June 30, 2016 and 2015, respectively.  Net cash provided by investing activities for the six months ended June 30, 2016 was primarily due to purchases of property and equipment of $457,000 and purchases of investments of $12.7 million offset by maturities of investments of $13.7 million. Net cash used in investing activities for the six months ended June 30, 2015 was primarily due to purchases of property and equipment of $195,000 and purchases of investments of $24.7 million, offset by maturities of investments of $30.7 million.

Financing Activities

Net cash provided by (used in) financing activities was $(23,000) and $6,000 for the six months ended June 30, 2016 and 2015, respectively. Net cash provided by financing activities for the six months ended June 30, 2016 was from the proceeds of purchase of common stock under the Company’s ESPP of $44,000, offset by repurchase of common stock of $67,000.  Net cash provided by financing activities for the six months ended June 30, 2015 was from the proceeds of purchase of common stock under the Company’s ESPP of $87,000 offset by repurchase of common stock of $81,000.

Working Capital and Capital Expenditure Requirements

At June 30, 2016, stockholders’ equity was $62.2 million and working capital was $58.9 million. We believe that our existing cash balances will be sufficient to meet our working capital requirements and our planned capital expenditures for at least the next 12 months.

Index
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

As of June 30, 2016, we held $37.0 million in short-term investments (excluding cash and cash equivalents), which consisted primarily of certificates of deposits, government debt securities, corporate notes and bonds, and commercial paper. The weighted average interest rate of our portfolio was approximately 0.70% at June 30, 2016. A decline in interest rates over time would reduce our interest income from our investments. A hypothetical 10% increase or decrease in interest rates, however, would not have a material impact on our financial condition.

Impact of Foreign Currency Rate Changes

The functional currencies of our international operating subsidiaries are the local currencies. We translate the assets and liabilities of our foreign subsidiaries at the exchange rates in effect on the balance sheet date. We translate their income and expenses at the average rates of exchange in effect during the period. We include translation gains and losses in the stockholders’ equity section of our consolidated balance sheets. We include net gains and losses resulting from foreign exchange transactions in interest income and other in our consolidated statements of operations. Since we translate foreign currencies (primarily Canadian dollars and Indian rupees) into U.S. dollars for a small portion of our operations, currency fluctuations have had an immaterial impact on our consolidated statements of operations. We have both revenue and expenses that are denominated in foreign currencies. Neither a weaker or stronger U.S. dollar environment would have a material impact on our consolidated statement of operations. The historical impact of currency fluctuations on our consolidated statements of operations has generally been immaterial. As of June 30, 2016, we did not engage in foreign currency hedging activities.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended June 30, 2016 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

This report contains forward-looking statements regarding our business and expected future performance as well as assumptions underlying or relating to such statements of expectation, all of which are “forward looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. We are subject to many risks and uncertainties that may materially affect our business and future performance and cause those forward-looking statements to be inaccurate. Words such as “expects,” “anticipates,” “intends,” “plans,” “believes,” “forecasts,” “estimates,” “seeks,” “may result in,” “focused on,” “continue to,” “on-going” and similar expressions often identify forward-looking statements. In this report, forward-looking statements include, without limitation, statements regarding the following:

●	Our expectations and beliefs regarding future financial results;

●	Our expectations regarding partners, renewal of contracts with these partners and the anticipated timing and magnitude of revenue from programs with these partners;

●	Our ability to offer subscriptions to our services in a profitable manner;

●	Our expectations regarding our ability to deliver technology services efficiently and through arrangements that are profitable, including both in SKU-based and time-based pricing models and other pricing models we may employ;

●	Our ability to successfully license, implement and support our Support.com Cloud offering;

●	Our expectations regarding sales of our end-user software products, and our ability to source, develop and distribute enhanced versions of these products;

●	Our ability to successfully monetize customers who receive free versions of our end-user software products;

●	Our ability to expand and diversify our customer base;

Index
●	Our ability to execute effectively in the SMB business market;

●	Our ability to attract and retain qualified management and employees;

●	Our ability to hire, train, manage and retain technology specialists in a home-based model in quantities sufficient to meet forecast requirements, and our ability to continue to enhance the flexibility of our staffing model;

●	Our ability to match staffing levels with service volume in a cost-effective manner;

●	Our ability to manage contract labor as a component of our workforce;

●	Our ability to operate successfully in a time-based billing model;

●	Our ability to adapt to changes in the market for technology support services;

●	Our ability to manage sales costs in programs where we are responsible for sales;

●	Our ability to successfully manage advertising costs associated with our end-user software products;

●	Our beliefs and expectations regarding the introduction of new services and products, including additional cloud application software products and service offerings for devices beyond computers and routers;

●	Our expectations regarding revenues, cash flows expenses, including cost of revenue, sales and marketing, research and development efforts, and administrative expenses, and profits, including the expected effects of our cost reduction plan;

●	Our assessment of seasonality, mix of revenue, and other trends for our business and the business of our partners;

●	Our ability to deliver projected levels of profitability;

●	Our expectations regarding the costs and other effects of acquisition and disposition transactions;

●	Our expectations regarding unit volumes, pricing and other factors in the market for computers and other technology devices, and the effects of such factors on our business;

●	Our ability to successfully operate in markets that are subject to extensive regulation, such as support for home security systems;

●	Our expectations regarding the results of pending, threatened or future litigation;

●	The assumptions underlying our Critical Accounting Policies and Estimates, including our assumptions regarding revenue recognition; assumptions used to estimate self-insurance accruals; assumptions used to estimate the fair value of stock-based compensation; assumptions used to estimate self-insurance accruals; assumptions regarding the impairment of goodwill and intangible assets; and expected accounting for income taxes; and

●	The expected effects of the adoption of new accounting standards.

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

We are executing a plan to grow our business by providing technology support services, licensing our Support.com Cloud applications, and providing end-user consumer software products. We may not be able to offer these services and software products successfully. Our technology specialists are generally home-based, which requires a high degree of coordination and quality control of employees working from diverse and remote locations. We have been experiencing financial losses in our business and we expect to use cash and incur losses in the future to support our growth initiatives. Our investments, which typically are made in advance of revenue, may not yield increased revenue to offset these expenses. As a result of these factors, the future revenue and income potential of our business is uncertain. Any evaluation of our business and our prospects must be considered in light of these factors and the risks and uncertainties often encountered by companies in our stage of development. Some of these risks and uncertainties relate to our ability to do the following:

●	Maintain our current relationships and service programs, and develop new relationships, with service partners and licensees of our Support.com Cloud offering on acceptable terms or at all;
●	Reach prospective customers for our software products in a cost-effective fashion;
●	Reduce our dependence on a limited number of partners for a substantial majority of our revenue;
●	Successfully license and grow our revenue related to our Support.com Cloud offering;
●	Attract and retain qualified management and employees in competitive markets for talent;
●	Hire, train, manage and retain our home-based technology specialists and enhance the flexibility of our staffing model in a cost-effective fashion and in quantities sufficient to meet forecast requirements;
●	Manage substantial headcount changes, including in connection with our cost reduction plan over short periods of time;
●	Manage contract labor efficiently and effectively;
●	Meet revenue targets;
●	Maintain gross and operating margins;
●	Match staffing levels with demand for services and forecast requirements;
●	Obtain bonuses and avoid penalties in contractual arrangements;
●	Operate successfully in a time-based pricing model;
●	Operate effectively in the SMB market;
●	Offer subscriptions to our products and services in a profitable manner;
●	Successfully introduce new, and adapt our existing, services and products for consumers and businesses;
●	Respond effectively to changes in the market for technology support services;
●	Respond effectively to changes in the online advertising markets in which we participate;
●	Respond effectively to competition;
●	Respond to changes in macroeconomic conditions as they affect our and our partners’ operations;
●	Realize benefits of any acquisitions we make;
●	Adapt to changes in the markets we serve, including the decline in sales of personal computers, the proliferation of tablets and other mobile devices and the introduction of new devices into the connected home and the “Internet of Things”;
●	Adapt to changes in our industry, including consolidation;
●	Respond to government regulations relating to our current and future business;
●	Manage and respond to present, threatened, and future litigation; and
●	Manage our operations and implement and improve our operational, financial and management controls.

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

Index
If we cannot meet NASDAQ’s (“Nasdaq”) listing requirements and Nasdaq rules, Nasdaq may delist our securities, which could negatively affect us, the price of our securities and your ability to sell our securities.

Although our shares are currently listed on Nasdaq, we may not be able to meet the continued listing requirements of Nasdaq, which require, among other things, a minimum bid price of $1.00 per share for common shares listed on the exchange. Our stock closed below $1.00 for over 30 consecutive business days during the first quarter of 2016.  On February 18, 2016, we received a letter from Nasdaq indicating that Nasdaq listing rules require a minimum bid price of $1 per share, and based on the closing price for the 30 consecutive trading days preceding February 18, 2016 (from January 5, 2016 to February 17, 2016), we no longer meet this requirement.  The letter from Nasdaq further noted that we would have 180 days to regain compliance and that if the closing bid price of our securities is at least $1 for a minimum of 10 consecutive business days, they would provide us written notification of compliance.  As of the date of this report, the closing bid price of our common stock has been less than $1 on each trading day since we received the Nasdaq letter.  We have applied to transfer from the Nasdaq Global Select Market to the Nasdaq Capital Market, and in connection with this transfer we expect that Nasdaq will provide us with an additional 180 day extension (i.e. until February 12, 2017) to meet the minimum bid price requirement. In connection with the transfer request, we have provided Nasdaq with written assurance that we will implement a reverse stock split if the closing bid price of our securities is not at least $1 for a minimum of 10 consecutive business days during the extension period. We have already sought and received stockholder approval to effect a reverse stock split within a range of one-for-three (1:3) to one-for-seven (1:7). We believe that we meet the criteria for listing on the Nasdaq Capital Market, and accordingly we expect that Nasdaq will approve our transfer request and grant us an additional 180-day extension period. If our efforts are unsuccessful during the 180 day extension period, our securities could be subject to delisting.  As a consequence of any such delisting, our shareholders would likely find it more difficult to dispose of, or to obtain accurate quotations as to the prices of our securities. In the event of a delisting, we would expect to seek to take actions to restore our compliance with Nasdaq’s listing requirements, but we can provide no assurance that any such action taken by us would allow our common stock to become listed again, stabilize the market price or improve the liquidity of our common stock or prevent our common stock from dropping below the Nasdaq minimum bid price requirement in the future.  If Nasdaq decides to delist our common stock from trading on its exchange, we could face significant material adverse consequences including:

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

For the three months ended June 30, 2016, Comcast and Office Depot accounted for 58% and 16%, respectively, of our total revenue.  For the six months ended June 30, 2016, Comcast and Office Depot accounted for 59% and 17%, respectively, of our total revenue. The loss of these or other significant relationships, the change of the terms or terminations of our arrangements with any of these firms, the reduction or discontinuance of programs with any of these firms, or the failure of any of these firms to achieve their targets has in the past adversely affected, and could in the future adversely affect our business.  For example, we have experienced in past quarters, and may experience in future quarters, reductions in our call volume and revenue related to Comcast’s efforts to improve its Wireless Gateway customer experience. Generally, the agreements with our partners do not require them to conduct any minimum amount of business with us, and therefore they have decided in the past and could decide at any time in the future to reduce or eliminate their programs or the use of our services in such programs. They may also enter into multi-sourcing arrangements with other vendors for services previously provided exclusively by us. Further, we may not successfully obtain new partners or customers. There is also the risk that, once established, our programs with these and other partners may take longer than we expect to produce revenue or may not produce revenue at all, and the revenue produced may not be profitable if the costs of performing under the program are greater than anticipated or the program terminates before up-front investments can be recouped. One or more of our key partners may also choose not to renew their relationship with us, discontinue certain programs, offer them only on a limited basis or devote insufficient time and attention to promoting them to their customers. Some of our key partners may prefer not to work with us if we also partner with their competitors. If any of these key partners merge with one of their competitors (as occurred with Office Depot and OfficeMax in 2013), all of these risks could be exacerbated.

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

The recent changes to our Board could cause uncertainty about the strategic direction of our business.

At our 2016 Annual Meeting of Stockholders (the “2016 Annual Meeting”) five of our six directors were replaced.   This Board transition may cause disruptions to our business or distract our management from normal operating activities.  Changes to the composition of our Board may lead to market perceptions of a change in the direction of the business, instability or lack of continuity, which could:

●	be exploited by our competitors, cause concern to our current or potential clients,
●	result in the loss of potential business opportunities, or
●	make it more difficult to attract and retain qualified personnel and business partners.

Any of the foregoing could cause significant fluctuations in our stock price.

Index
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

Exhibits.

10.1
Change Management Form #8 to Statement of Work #1, between Comcast and Company, signed June 2, 2016 (incorporated by reference to Exhibit 10.1 of Support.com’s current report on Form 8-K filed with the SEC on June 7, 2016) (1).

10.2
Change Management Form #8 to Statement of Work #3, between Comcast and Company, signed June 2, 2016 (incorporated by reference to Exhibit 10.2 of Support.com’s current report on Form 8-K filed with the SEC on June 7, 2016) (1).

10.3
Change Management Form #9 to Statement of Work #3, between Comcast and Company, signed July 13, 2016 (incorporated by reference to Exhibit 10.1 of Support.com’s current report on Form 8-K filed with the SEC on July 28, 2016) (1).

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

August 4, 2016	SUPPORT.COM, INC.

	By:	/s/ ROOP K. LAKKARAJU
Roop K. Lakkaraju
Executive Vice President, Chief Financial Officer and Chief Operating Officer

Index
EXHIBIT INDEX TO SUPPORT.COM, INC.
QUARTERLY REPORT ON FORM 10-Q
FOR THE QUARTER ENDED JUNE 30, 2016

10.1
Change Management Form #8 to Statement of Work #1, between Comcast and Company, signed June 2, 2016 (incorporated by reference to Exhibit 10.1 of Support.com’s current report on Form 8-K filed with the SEC on June 7, 2016) (1).

10.2
Change Management Form #8 to Statement of Work #3, between Comcast and Company, signed June 2, 2016 (incorporated by reference to Exhibit 10.2 of Support.com’s current report on Form 8-K filed with the SEC on June 7, 2016) (1).

10.3
Change Management Form #9 to Statement of Work #3, between Comcast and Company, signed July 13, 2016 (incorporated by reference to Exhibit 10.1 of Support.com’s current report on Form 8-K filed with the SEC on July 28, 2016) (1).

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