Form 10-Q
period 2016-09-30
Support.com, Inc.
filed 2016-11-04
CIK 1104855

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2016
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

On October 31, 2016, 55,527,592 shares of the Registrant’s Common Stock, $0.0001 par value, were outstanding.

SUPPORT.COM, INC.
FORM 10-Q
QUARTERLY PERIOD ENDED SEPTEMBER 30, 2016

Index
PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS (UNAUDITED)

SUPPORT.COM, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands except share and per share data)

	September 30, 2016	December 31, 2015
	(Unaudited)	(1)
ASSETS
Current assets:
Cash and cash equivalents	$15,731	$27,598
Short-term investments	38,766	38,136
Accounts receivable, net	10,195	10,019
Prepaid expenses and other current assets	1,352	1,474
Total current assets	66,044	77,227
Property and equipment, net	1,940	1,989
Intangible assets, net	493	1,294
Other assets	988	982

Total assets	$69,465	$81,492

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$617	$267
Accrued compensation	2,405	2,768
Other accrued liabilities	2,601	4,135
Short-term deferred revenue	2,658	2,184
Total current liabilities	8,281	9,354
Long-term deferred revenue	72	102
Other long-term liabilities	415	690
Total liabilities	8,768	10,146

Commitments and contingencies (Note 4)

Stockholders’ equity:
Common stock; par value $0.0001, 150,000,000 shares authorized; 56,762,766 issued and 55,385,052 outstanding at September 30, 2016; 56,152,317 issued and 54,860,883 outstanding at December 31, 2015	6	5
Additional paid-in capital	267,144	265,324
Treasury stock, at cost (1,377,714 shares at September 30, 2016 and 1,291,434 shares at December 31, 2015)	(5,239)	(5,167)
Accumulated other comprehensive loss	(2,233)	(2,302)
Accumulated deficit	(198,981)	(186,514)
Total stockholders’ equity	60,697	71,346

Total liabilities and stockholders’ equity	$69,465	$81,492

(1)	Derived from the December 31, 2015 audited Consolidated Financial Statements included in our Annual Report on Form 10-K, as filed with the Securities and Exchange Commission (“SEC”) on March 7, 2016.

See accompanying notes.

Index
SUPPORT.COM, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands except per share amounts)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015

Revenue:
Services	$14,163	$16,563	$43,055	$57,733
Software and other	1,364	1,302	3,998	3,889
Total revenue	15,527	17,865	47,053	61,622

Cost of revenue:
Cost of services	11,847	14,357	38,403	48,555
Cost of software and other	120	128	377	409
Total cost of revenue	11,967	14,485	38,780	48,964

Gross profit	3,560	3,380	8,273	12,658

Operating expenses:
Research and development	1,336	1,790	4,464	5,244
Sales and marketing	1,463	2,195	5,401	6,492
General and administrative	2,703	3,047	10,186	9,183
Amortization of intangible assets and other	267	267	801	802
Goodwill impairment	—	—	—	14,240
Restructuring	—	—	423	—
Total operating expenses	5,769	7,299	21,275	35,961
Loss from operations	(2,209)	(3,919)	(13,002)	(23,303)
Interest income and other, net	124	113	383	319
Loss from continuing operations, before income taxes	(2,085)	(3,806)	(12,619)	(22,984)
Income tax provision (benefit)	44	60	132	(1,041)
Loss from continuing operations, after income taxes	(2,129)	(3,866)	(12,751)	(21,943)

Income (loss) from discontinued operations, after income taxes	—	(5)	284	32

Net loss	$(2,129)	$(3,871)	$(12,467)	$(21,911)

Basic and diluted loss per share:
Loss from continuing operations	$(0.04)	$(0.07)	$(0.23)	$(0.40)
Income (loss) from discontinued operations	(0.00)	(0.00)	0.00	(0.00)
Basic and diluted loss per share	$(0.04)	$(0.07)	$(0.23)	$(0.40)

Shares used in computing basic net loss per share	55,337	54,637	55,116	54,465
Shares used in computing diluted net loss per share	55,337	54,637	55,116	54,465

See accompanying notes.

Index
SUPPORT.COM, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(in thousands)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015

Net loss	$(2,129)	$(3,871)	$(12,467)	$(21,911)

Other comprehensive income (loss):
Change in foreign currency translation adjustment	25	(130)	(13)	(168)
Change in net unrealized gain (loss) on investments	(40)	20	82	44
Other comprehensive gain (loss)	(15)	(110)	69	(124)

Comprehensive loss	$(2,144)	$(3,981)	$(12,398)	$(22,035)

See accompanying notes.

Index
SUPPORT.COM, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(Unaudited)

	Nine Months Ended September 30,
	2016	2015
Operating Activities:
Net loss	$(12,467)	$(21,911)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	530	250
Goodwill impairment	—	14,240
Amortization of premiums and accretion of discounts on investments	244	366
Amortization of intangible assets and other	801	802
Stock-based compensation	1,776	2,229
Changes in assets and liabilities:
Accounts receivable, net	(176)	3,419
Prepaid expenses and other current assets	122	(284)
Other long-term assets	(5)	92
Accounts payable	350	(1,056)
Accrued compensation	(363)	(815)
Other accrued liabilities	(1,534)	993
Other long-term liabilities	(324)	(1,377)
Deferred revenue	444	(551)
Net cash used in operating activities	(10,602)	(3,603)

Investing Activities:
Purchases of property and equipment	(481)	(1,270)
Purchases of investments	(22,901)	(31,668)
Maturities of investments	22,109	39,965
Net cash provided by (used in) investing activities	(1,273)	7,027

Financing Activities:
Proceeds from employee stock purchase plan	45	87
Repurchase of common stock	(72)	(100)
Net cash used in financing activities	(27)	(13)
Effect of exchange rate changes on cash and cash equivalents	35	(178)

Net increase (decrease) in cash and cash equivalents	(11,867)	3,233

Cash and cash equivalents at beginning of period	27,598	23,354
Cash and cash equivalents at end of period	$15,731	$26,587

Supplemental schedule of cash flow information:
Income taxes paid	$132	$149

See accompanying notes.

Index
SUPPORT.COM, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 1. Significant Accounting Policies

Basis of Presentation

The accompanying unaudited interim condensed consolidated financial statements include the accounts of Support.com, Inc. (the “Company” or “Support.com”, “We” or “Our”) and its wholly owned subsidiaries. All intercompany balances and transactions have been eliminated. The condensed consolidated balance sheet as of September 30, 2016 and the condensed consolidated statements of operations and comprehensive loss for the three and nine months ended September 30, 2016 and 2015 and the condensed consolidated statements of cash flows for the nine months ended September 30, 2016 and 2015 are unaudited. In the opinion of management, these unaudited interim condensed consolidated financial statements reflect all adjustments (consisting of normal recurring adjustments) that are necessary for a fair presentation of the results for, and as of, the periods shown. The results of operations for such periods are not necessarily indicative of the results expected for the full fiscal year or for any future period. The condensed consolidated balance sheet information as of December 31, 2015 is derived from audited financial statements as of that date. These financial statements have been prepared based upon Securities and Exchange Commission (“SEC”) rules that permit reduced disclosure for interim periods. For a more complete discussion of significant accounting policies and certain other information, these unaudited interim condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2015, filed with the SEC on March 7, 2016.

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

In certain cases, we are paid for services that are sold but not yet delivered. We initially record such balances as deferred revenue, and recognize revenue when the service has been provided or, on the non-subscription portion of these balances, when the likelihood of the service being redeemed by the customer is remote (“services breakage”). Based on our historical redemption patterns for these relationships, we believe that the likelihood of a service being delivered more than 90 days after sale is remote. We therefore recognize non-subscription deferred revenue balances older than 90 days as services revenue. For the three and  nine month periods ended September 30, 2016 and September 30, 2015, services breakage revenue accounted for less than 1% of our total revenue.

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

Services revenue also includes fees from licensing of Support.com cloud-based software. In such arrangements, customers receive a right to use our Support.com cloud applications in their own technology support organizations. We license our cloud based software using a software-as-a-service (“SaaS”) model under which customers cannot take possession of the technology and pay us on a per-user basis during the term of the arrangement. In addition, services revenue includes fees from implementation services of our cloud based software. Currently, revenues from implementation services are recognized ratably over the customer life which is estimated as the term of the arrangement once the Support.com Cloud services are made available to customers. We generally charge for these services on a time and material basis.

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

We monitor our investments for impairment on a quarterly basis and determine whether a decline in fair value is other-than-temporary by considering factors such as current economic and market conditions, the credit rating of the security’s issuer, the length of time an investment’s fair value has been below our carrying value, the Company’s intent to sell the security and the Company’s belief that it will not be required to sell the security before the recovery of its amortized cost. If an investment’s decline in fair value is deemed to be other-than-temporary, we reduce its carrying value to its estimated fair value, as determined based on quoted market prices or liquidation values. Declines in value judged to be other-than-temporary, if any, are recorded in operations as incurred. At September 30, 2016, we evaluated our unrealized gains/losses on available-for-sale securities and determined them to be temporary. We currently do not intend to sell securities with unrealized losses and we concluded that we will not be required to sell these securities before the recovery of their amortized cost basis. At September 30, 2016 and December 31, 2015, the fair value of cash, cash equivalents and investments was $54.5 million and $65.7 million, respectively.

The following is a summary of cash, cash equivalents and investments at September 30, 2016 and December 31, 2015 (in thousands):

As of September 30, 2016	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Cash	$6,737	$—	$—	$6,737
Money market funds	8,994	—	—	8,994
Certificates of deposit	1,780	1	—	1,781
Commercial paper	5,976	—	—	5,976
Corporate notes and bonds	21,061	7	(24)	21,044
U.S. government agency securities	9,958	7	—	9,965
	$54,506	$15	$(24)	$54,497

Classified as:

Cash and cash equivalents	$15,731	$—	$—	$15,731
Short-term investments	38,775	15	(24)	38,766
	$54,506	$15	$(24)	$54,497

Index
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
As of December 31, 2015
Cash	$8,486	$—	$—	$8,486
Money market funds	19,112	—	—	19,112
Certificates of deposit	2,980	—	(1)	2,979
Commercial paper	996	—	—	996
Corporate notes and bonds	31,255	—	(83)	31,172
U.S. government agency securities	2,996	—	(7)	2,989
	$65,825	$—	$(91)	$65,734

Classified as:

Cash and cash equivalents	$27,598	$—	$—	$27,598
Short-term investments	38,227	—	(91)	38,136
	$65,825	$—	$(91)	$65,734

The following table summarizes the estimated fair value of our available-for-sale securities classified by the stated maturity date of the security (in thousands):

	September 30, 2016	December 31, 2015
Due within one year	$27,713	$23,588
Due within two years	11,053	14,548
	$38,766	$38,136

Fair Value Measurements

Accounting Standard Codification (“ASC”) 820, Fair Value Measurements and Disclosures, defines fair value, establishes a framework for measuring fair value under generally accepted accounting principles and enhances disclosures about fair value measurements. Fair value is defined under ASC 820 as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. Valuation techniques used to measure fair value under ASC 820 must maximize the use of observable inputs and minimize the use of unobservable inputs. The standard describes a fair value hierarchy based on three levels of inputs, of which the first two are considered observable and the last unobservable, that may be used to measure fair value, which are the following:

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

In accordance with ASC 820, the following table represents our fair value hierarchy for our financial assets (cash equivalents and investments) measured at fair value on a recurring basis as of September 30, 2016 and December 31, 2015 (in thousands):

As of September 30, 2016	Level 1	Level 2	Level 3	Total
Money market funds	$8,994	$—	$—	$8,994
Certificates of deposit	—	1,781	—	1,781
Commercial paper	—	5,976	—	5,976
Corporate notes and bonds	—	21,044	—	21,044
U.S. government agency securities	—	9,965	—	9,965
Total	$8,994	$38,766	$—	$47,760

Index
As of December 31, 2015	Level 1	Level 2	Level 3	Total
Money market funds	$19,112	$—	$—	$19,112
Certificates of deposit	—	2,979	—	2,979
Commercial paper	—	996	—	996
Corporate notes and bonds	—	31,172	—	31,172
U.S. government agency securities	—	2,989	—	2,989
Total	$19,112	$38,136	$—	$57,248

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

Concentrations of Credit Risk

Financial instruments that potentially subject us to concentrations of credit risk consist principally of cash equivalents, investments and trade accounts receivable. Our investment portfolio consists of investment grade securities. Except for obligations of the United States government and securities issued by agencies of the United States government, we diversify our investments by limiting our holdings with any individual issuer. We are exposed to credit risks in the event of default by the issuers to the extent of the amount recorded on the consolidated balance sheets. The credit risk in our trade accounts receivable is substantially mitigated by our evaluation of the customers’ financial condition at the time we enter into business and reasonably short payment terms.

For the three months ended September 30, 2016, Comcast and Office Depot accounted for 60% and 15%, respectively, of our total revenue. For the three months ended September 30, 2015, Comcast and Office Depot accounted for 67% and 17%, respectively, of our total revenue. For the nine months ended September 30, 2016, Comcast and Office Depot accounted for 59% and 16%, respectively, of our total revenue. For the nine months ended September 30, 2015, Comcast and Office Depot accounted for 68% and 15%, respectively, of our total revenue. There were no other customers that accounted for 10% or more of total revenue for the three and nine months ended September 30, 2016 and 2015.

The credit risk in our trade accounts receivable is substantially mitigated by our evaluation of the customers’ financial conditions at the time we enter into business and reasonably short payment terms. As of September 30, 2016, Comcast and Office Depot accounted for 72% and 9%, respectively, of our total accounts receivable.  As of December 31, 2015, Comcast and Office Depot accounted for 73% and 13%, respectively, of our total accounts receivable. There were no other customers that accounted for 10% or more of our total accounts receivable as of September 30, 2016 and December 31, 2015.

Trade Accounts Receivable and Allowance for Doubtful Accounts

Trade accounts receivable are recorded at the invoiced amount. We perform evaluations of our customers’ financial conditions and generally do not require collateral. We make judgments as to our ability to collect outstanding receivables and provide allowances for a portion of receivables when collection becomes doubtful. Reserves are made based on a specific review of all significant outstanding invoices. For those invoices not specifically provided for, reserves are recorded at differing rates, based on the age of the receivable. In determining these rates, we analyze our historical collection experience and current payment trends. The determination of past-due accounts is based on contractual terms. At September 30, 2016 and December 31, 2015, we had an allowance for doubtful accounts of approximately $8,000 and $6,000, respectively.

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

Self-Funded Health Insurance

Effective January 1, 2015, the Company maintains a self-funded health insurance program with a stop-loss umbrella policy with a third party insurer to limit the maximum potential liability for medical claims. With respect to this program, the Company considers historical and projected medical utilization data when estimating its health insurance program liability and related expense. As of September 30, 2016, the Company had approximately $1.0 million in reserve for its self-funded health insurance program. As of December 31, 2015, the Company had approximately $953,000 in reserve for its self-funded health insurance program.  The reserve is included in “other accrued liabilities” in the condensed consolidated balance sheets.

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

Accumulated Other Comprehensive Loss

The components of accumulated other comprehensive loss, which relate entirely to accumulated foreign currency translation losses associated with our foreign subsidiaries and unrealized losses on investments, consisted of the following (in thousands):

Index
	Foreign Currency Translation Losses	Unrealized Losses on Investments	Total
Balance as of December 31, 2015	$(2,211)	$(91)	$(2,302)
Current-period other comprehensive income (loss)	(13)	82	69
Balance as of September 30, 2016	$(2,224)	$(9)	$(2,233)

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

The fair value of our stock-based awards was estimated using the following weighted average assumptions for the three and nine months ended September 30, 2016 and 2015:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Stock Option Plan:
Risk-free interest rate	0.99%	1.33%	0.92%	1.25%
Expected term	3.90 years	3.77 years	3.89 years	3.75 years
Volatility	48.89%	51.42%	48.34%	54.65%
Expected dividend	0%	0%	0%	0%
Weighted average fair value (per share)	$0.33	$0.51	$0.32	$0.71

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Employee Stock Purchase Plan:
Risk-free interest rate	0.38%	0.09%	0.38%	0.09%
Expected term	0.5 years	0.5 years	0.5 years	0.5 years
Volatility	48.86%	39.25%	48.86%	39.25%
Expected dividend	0%	0%	0%	0%
Weighted average fair value (per share)	$0.28	$0.38	$0.28	$0.38

We recorded the following stock-based compensation expense for the three and nine months ended September 30, 2016 and 2015 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015

Stock-based compensation expense related to grants of:
Stock options	$266	$242	$679	$747
Employee Stock Purchase Plan (“ESPP”)	10	14	32	52
Restricted Stock Units (“RSU”)	385	479	1,065	1,430
	$661	$735	$1,776	$2,229

Stock-based compensation expense recognized in:
Cost of services	$43	$62	$134	$187
Cost of software and other	1	2	4	8
Research and development	156	156	346	442
Sales and marketing	79	110	121	276
General and administrative	382	405	1,171	1,316
	$661	$735	$1,776	$2,229

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

The following table sets forth the computation of basic and diluted loss per share (in thousands, except per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015

Net loss	$(2,129)	$(3,871)	$(12,467)	$(21,911)

Basic:
Weighted-average shares of common stock outstanding	55,337	54,637	55,116	54,465
Shares used in computing basic loss per share	55,337	54,637	55,116	54,465
Basic loss per share	$(0.04)	$(0.07)	$(0.23)	$(0.40)
Diluted:
Weighted-average shares of common stock outstanding	55,337	54,637	55,116	54,465
Add: Common equivalent shares outstanding	—	—	—	—
Shares used in computing diluted loss per share	55,337	54,637	55,116	54,465
Diluted loss per share	$(0.04)	$(0.07)	$(0.23)	$(0.40)

The following potential common shares outstanding were excluded from the computation of diluted loss per share because including them would have been antidilutive (in thousands):

	As of September 30,
	2016	2015
Stock options	4,475	3,733
RSUs	1,375	1,788
Warrants	324	490
Total common share equivalents	6,174	6,011

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

Index
We generally agree to indemnify our customers against legal claims that our end-user software products infringe certain third-party intellectual property rights. As of September 30, 2016, we have not been required to make any payment resulting from infringement claims asserted against our customers and have not recorded any related accruals.

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

Note 2. Warrants

On October 25, 2010, we entered into a Support Services Agreement (the “Customer Agreement”) with Comcast Cable Communications Management, LLC (“Comcast”) under which Support.com provides technology support services to customers of Comcast in exchange for fees. In connection with the Customer Agreement, Support.com and Comcast entered into a Warrant Agreement, under which Support.com agreed to issue to Comcast warrants to purchase up to 975,000 shares of Support.com common stock in the future in the event that Comcast meets specified sales milestones under the Customer Agreement. Each warrant, if issued, will have an exercise price per share of $4.9498 and a term of three years from issuance. On September 27, 2011, the Company and Comcast amended the Warrant Agreement to extend the expiration date for the performance milestones while maintaining the previously agreed revenue thresholds. The warrants were valued as they were earned, and the resulting value was recorded as a charge against revenue in the period in which the performance milestone was met and the warrant was earned. During the third and fourth quarters of 2013, the performance milestones for the first and second tranche of warrants were met, respectively. Therefore, we issued to Comcast warrants to purchase a total of 490,000 shares of our common stock (warrants to purchase 166,000 shares were issued on September 30, 2013 and warrants to purchase 324,000 shares were issued on December 31, 2013) and recorded warrant-related charges of $777,000 against revenue for the year ended December 31, 2013. The value of the first and second tranche of warrants was estimated using the following weighted-average assumptions: risk-free interest rate of 0.74%, expected term of 3 years, volatility of 59.12% and expected dividend of 0%. The first tranche, consisting of warrants to purchase 166,000 shares, expired on September 30, 2016.  The right to receive the final tranche expired on March 31, 2014 due to the termination of the Customer Agreement on such date.

Index
Note 3.  Income Taxes

We recorded an income tax provision of $44,000 and $132,000 for the three and nine months ended September 30, 2016, respectively, and an income tax provision of $60,000 and income tax benefit of $1.0 million for the three and nine months ended September 30, 2015, respectively. The income tax provision (benefit) is comprised of estimates of current taxes due in domestic and foreign jurisdictions. The income tax provision (benefit) for continuing operations reflects tax expense associated with state income tax accrual, foreign income tax accrual, and interest accrued on ASC 740-10 reserves.

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

As of September 30, 2016, our deferred tax assets are fully offset by a valuation allowance except in those jurisdictions where it is determined that a valuation allowance is not required. ASC 740, Income Taxes, provides for the recognition of deferred tax assets if realization of such assets is more likely than not. Based upon the weight of available evidence, which includes historical operating performance, reported cumulative net losses since inception and difficulty in accurately forecasting our future results, we provided a full valuation allowance against our net U.S. deferred tax assets and a partial valuation allowance against our foreign deferred tax assets. We reassess the need for our valuation allowance on a quarterly basis. If it is later determined that a portion or all of the valuation allowance is not required, it generally will be a benefit to the income tax provision in the period such determination is made.

The Company does not anticipate a material change in the total amount or composition of its unrecognized tax benefits within 12 months of September 30, 2016.

Note 4. Commitments and Contingencies

Legal contingencies

On October 11, 2016 the Wage and Hour Division of the U.S. Department of Labor notified the Company that it would be conducting an audit of the Company. The audit commenced on October 20, 2016 and is ongoing.

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

Guarantees

We have identified guarantees in accordance with ASC 450, Contingencies. This guidance stipulates that an entity must recognize an initial liability for the fair value, or market value, of the obligation it assumes under the guarantee at the time it issues such a guarantee, and must disclose that information in its interim and annual financial statements. We have entered into various service level agreements with our partners, in which we may guarantee the maintenance of certain service level thresholds. Under some circumstances, if we do not meet these thresholds, we may be liable for certain financial costs. We evaluate costs for such guarantees under the provisions of ASC 450. We consider such factors as the degree of probability that we would be required to satisfy the liability associated with the guarantee and the ability to make a reasonable estimate of the resulting cost. No costs were incurred during the three and nine months ended September 30, 2016 and 2015. We have not accrued any liabilities related to such obligations in the condensed consolidated financial statements as of September 30, 2016 and December 31, 2015.

Index
Note 5.  Intangible Assets

Amortization expense and other related to intangible assets for the three and nine months ended September 30, 2016 was $267,000 and $801,000, respectively. Amortization expense and other related to intangible assets for the three and nine months ended September 30, 2015 was $267,000 and $802,000, respectively.

The following table summarizes the components of intangible assets (in thousands):

	Non- compete	Partner Relationships	Customer Base	Technology Rights	Tradenames	Indefinite Life Intangibles	Total
As of September 30, 2016
Gross carrying value	$593	$145	$641	$5,330	$760	$250	$7,719
Accumulated amortization	(575)	(145)	(614)	(5,144)	(748)	—	(7,226)
Net carrying value	$18	$—	$27	$186	$12	$250	$493
As of December 31, 2015
Gross carrying value	$593	$145	$641	$5,330	$760	$250	$7,719
Accumulated amortization	(555)	(145)	(545)	(4,474)	(706)	—	(6,425)
Net carrying value	$38	$—	$96	$856	$54	$250	$1,294

In December 2006, we acquired the use of a toll-free telephone number for cash consideration of $250,000. This asset has an indefinite useful life.

The estimated future amortization expense of intangible assets, with the exception of the indefinite-life intangible assets as of September 30, 2016 is as follows (in thousands):

Fiscal Year	Amount

2016 (October-December)	$227
2017	16
Total	$243

Weighted average remaining useful life	0.26 years

Note 6. Other Accrued Liabilities

Other accrued liabilities consist of the following (in thousands):

	As of September 30, 2016	As of December 31, 2015
Accrued expenses	$836	$2,490
Self-insurance accruals	1,023	953
Customer deposits	541	570
Restructuring obligations	31	-
Other accrued liabilities	170	122
Total other accrued liabilities	$2,601	$4,135

Index
Note 7. Stockholder’s Equity

Stock Options

The following table represents the stock option activity for the nine months ended September 30, 2016:

	Number of Shares	Weighted Average Exercise Price per Share	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value (in thousands)
Outstanding options at December 31, 2015	3,669,469	$2.74	6.66	$-
Granted	1,962,093	$0.84
Exercised	(555)	$0.84
Forfeited	(1,155,747)	$2.56
Outstanding options at September 30, 2016	4,475,260	$1.95	7.36	$23
Options vested and expected to vest	4,278,402	$1.99	7.28	$21
Exercisable at September 30, 2016	2,031,446	$2.72	5.34	$3

The aggregate intrinsic value in the table above represents the total pre-tax intrinsic value that would have been received by the option holders had they all exercised their options on September 30, 2016. This amount changes based on the fair market value of our stock. The aggregate intrinsic value of options exercised under our stock option plans was zero during the three and nine months ended September 30, 2016, and zero during the three and nine months ended September 30, 2015. Total fair value of options vested was $270,000 and $689,000 during the three and nine months ended September 30, 2016, respectively, and $263,000 and $523,000 during the three and nine months ended September 30, 2015, respectively.

At September 30, 2016, there was $971,000 of unrecognized compensation cost related to existing stock options outstanding which is expected to be recognized over a weighted average period of 2.38 years.

On June 15, 2016, pursuant to approval by the Company's Compensation Committee, the Company issued approximately 992,000 time-based stock options to its corporate employees. These time-based stock options vest monthly over three years.

Employee Stock Purchase Plan

In the second quarter of 2011, to advance the interests of the Company and its stockholders by providing an incentive to attract, retain and reward eligible employees and by motivating such persons to contribute to the growth and profitability of the Company, the Company’s Board of Directors and stockholders approved an ESPP and reserved 1,000,000 shares of our common stock for issuance effective as of May 15, 2011. The ESPP continues in effect for ten (10) years from its effective date unless terminated earlier by the Company. The ESPP consists of six-month offering periods during which employees may enroll in the plan. The purchase price on each purchase date shall not be less than eighty‑five percent (85%) of the lesser of (a) the fair market value of a share of stock on the offering date of the offering period or (b) the fair market value of a share of stock on the purchase date. During the nine months ended September 30, 2016, 63,311 shares were purchased under ESPP.

Restricted Stock Units

The following table represents RSU activity for the nine months ended September 30, 2016:

	Number of Shares	Weighted Average Grant-Date Fair Value per Share	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
Outstanding RSUs at December 31, 2015	1,697,897	$2.25	1.41	$1,715
Awarded	610,349	$0.88
Released	(556,832)	$2.09
Forfeited	(376,463)	$1.97
Outstanding RSUs at September 30, 2016	1,374,951	$1.79	1.23	$1,155

Index
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

At September 30, 2016, there was $1.6 million of unrecognized compensation cost related to RSUs which is expected to be recognized over a weighted average period of 1.9 years.

Stock Repurchase Program

On April 27, 2005, our Board of Directors authorized the repurchase of up to 2,000,000 outstanding shares of our common stock. As of September 30, 2015 the maximum number of shares remaining that can be repurchased under this program was 1,807,402. The Company does not intend to repurchase shares without a further approval from its Board of Directors.

Treasury Stock

The Board of Directors has given the Company the general authorization to repurchase shares of its common stock to satisfy withholding tax obligations related to vested RSUs granted to certain key executives and non-employee directors. The Company repurchased 86,280 shares at aggregate costs of approximately $72,000 in the nine months ended September 30, 2016 to satisfy withholding taxes related to stock-based compensation.

Note 8. Restructuring Obligations and Charges

Severance

For the three and nine months ended September 30, 2016, the Company recorded $0 and $310,000 of severance and benefit related costs, respectively, included in restructuring costs in the condensed consolidated statement of operations, related to the termination of 35 employees worldwide as a result of cost reduction efforts. As of September 30, 2016, the entire $310,000 of severance and benefit related costs have been paid.

Contract Terminations

For the three and nine months ended September 30, 2016, the Company recorded $0 and $113,000 of contract termination costs, respectively, included in restructuring related costs in the condensed consolidated statement of operations, related to the termination of contracts as a result of cost reduction efforts. As of September 30, 2016, approximately $31,000 of unpaid costs is included in accrued liabilities in the condensed consolidated balance sheet. The Company expects all remaining obligations to be paid by March 31, 2017.

	Contract Terminations	Severance	Total
Restructuring obligations, March 31, 2016	-	-	-
Restructuring costs incurred	113,000	310,000	423,000
Cash payments	(82,000)	(286,000)	(368,000)
Restructuring obligations, June 30, 2016	31,000	24,000	55,000
Restructuring costs incurred	-	-	-
Cash payments	-	(24,000)	(24,000)
Restructuring obligations, September 30, 2016	31,000	-	31,000

Index
Note 9. Related Party Transactions

During the second quarter of 2016, the Independent Committee of the Board of Directors approved the reimbursement of $425,000 of proxy contest costs to VIEX Capital Advisors, LLC (“VIEX Capital”), a beneficial owner holding approximately 5.9% of the Company’s voting stock.  A member of the Company’s Board of Directors is also managing member of VIEX Capital.  As of September 30, 2016, the full amount of the reimbursement has been paid.

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

Total revenue for the third quarter of 2016 decreased 13% year-over-year. Revenue from services decreased 14% year-over-year primarily due to the Comcast Wireless Gateway program, somewhat offset by increases in the Comcast Xfinity Home program. Revenue from software and other increased 5% year-over-year due to new subscriptions being greater than expirations of subscriptions.

Cost of services for the third quarter of 2016 decreased 17% year-over-year primarily as a result of lower revenues as well as lower costs in connection with our cost reduction efforts in the second quarter of 2016. Cost of software and other for the third quarter of 2016 decreased 6% year-over-year was primarily due to revenue mix. Total gross margin increased from 19% to 23% year-over-year due to program mix, productivity improvements and cost reduction efforts in 2016.

Operating expenses for the third quarter of 2016 decreased 21% from the same period in 2015, primarily driven by a decrease in salary and employee related costs due to a decrease in headcount as a result of our cost reduction efforts initiated in the second quarter of 2016.

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

Index
Critical Accounting Policies and Estimates

In preparing our interim condensed consolidated financial statements, we make estimates, assumptions and judgments that can have a significant impact on our revenue, operating income or loss and net income or loss, as well as on the value of certain assets and liabilities on our condensed consolidated balance sheet. We believe that the estimates, assumptions and judgments involved in the accounting policies described in Management’s Discussion and Analysis of Financial Condition and Results of Operations in Item 7 of our Annual Report on Form 10-K for the fiscal year ended December 31, 2015 have the greatest potential impact on our interim condensed consolidated financial statements, so we consider them to be our critical accounting policies and estimates. There have been no significant changes in these critical accounting policies and estimates during the three and nine months ending September 30, 2016.

RESULTS OF OPERATIONS

The following table sets forth the results of operations for the three and nine months ended September 30, 2016 and 2015 expressed as a percentage of total revenue:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Revenue:
Services	91%	93%	92%	94%
Software and other	9	7	8	6
Total revenue	100	100	100	100

Costs of revenue:
Cost of services	76	80	81	78
Cost of software and other	1	1	1	1
Total cost of revenue	77	81	82	79

Gross profit	23	19	18	21

Operating expenses:
Research and development	9	10	9	9
Sales and marketing	9	13	11	11
General and administrative	17	17	22	15
Amortization of intangible assets and other	2	1	2	1
Goodwill impairment	—	—	—	23
Restructuring	—	—	1	—
Total operating expenses	37	41	45	59

Loss from operations	(14)	(22)	(27)	(38)

Interest income and other, net	—	1	—	1

Loss from continuing operations, before income taxes	(14)	(21)	(27)	(37)

Income tax provision (benefit)	—	1	—	(1)

Loss from continuing operations, after income taxes	(14)	(22)	(27)	(36)

Income (loss) from discontinued operations, after income taxes	—	—	1	—

Net loss	(14)%	(22)%	(26)%	(36)%

Index
REVENUE

	Three Months Ended September 30,				Nine Months Ended September 30,
In thousands, except percentages	2016	2015	$ Change	% Change	2016	2015	$ Change	% Change

Services	$14,163	$16,563	$(2,400)	(14)%	$43,055	$57,733	$(14,678)	(25)%
Software and other	1,364	1,302	62	5%	3,998	3,889	109	3%
Total revenue	$15,527	$17,865	$(2,338)	(13)%	$47,053	$61,622	$(14,569)	(24)%

Services. Services revenue consists primarily of fees for technology services generated from our partners. We provide these services remotely, generally using service delivery personnel who utilize our proprietary technology to deliver the services. Services revenue is also comprised of licensing of Support.com Cloud applications.  Services revenue for the three and nine months ended September 30, 2016 decreased by $2.4 million and $14.7 million, respectively, from the same periods in 2015 mainly due to Comcast improving its Wireless Gateway customer experience, which has reduced call volume.  For the three months ended September 30, 2016, services revenue generated from our partnerships was $13.2 million compared to $15.5 million for the same period in 2015.  Direct services revenue was $1.0 million for the three months ended September 30, 2016 and 2015.  For the nine months ended September 30, 2016, services revenue generated from our partnerships was $40.1 million compared to $53.9 million for the same period in 2015.  Direct services revenue was $3.0 million for the nine months ended September 30, 2016 compared to $3.8 million for the same period in 2015.

Software and other. Software and other revenue is comprised primarily of fees for end-user software products provided through direct customer downloads, and, to a lesser extent, through the sale of these software products via partners. Software and other revenue for the three and nine months ended September 30, 2016 increased by $62,000, or 5%, and $109,000, or 3%, respectively, from the same periods in 2015 due to new subscriptions  being greater than expirations.  For the three months ended September 30, 2016, revenue from software and other generated from our direct sales was $747,000 compared to $764,000 for the same period in 2015. Software revenue and other generated from our partnerships was $617,000 for the three months ended September 30, 2016 compared to $538,000 for the same period in 2015.  For the nine months ended September 30, 2016, revenue from software and other generated from our direct sales was $2.2 million compared to $2.3 million for the same period in 2015.  Software revenue and other generated from our partnerships was $1.8 million for the nine months ended September 30, 2016 compared to $1.6 million for the same period in 2015.

COSTS OF REVENUE

	Three Months Ended September 30,				Nine Months Ended September 30,
In thousands, except percentages	2016	2015	$ Change	% Change	2016	2015	$ Change	% Change

Cost of services	$11,847	$14,357	$(2,510)	(17)%	$38,403	$48,555	$(10,152)	(21)%
Cost of software and other	120	128	(8)	(6)%	377	409	(32)	(8)%
Total cost of revenue	$11,967	$14,485	$(2,518)	(17)%	$38,780	$48,964	$(10,184)	(21)%

Cost of services. Cost of services consists primarily of compensation costs and contractor expenses for people providing services, technology and telecommunication expenses related to the delivery of services and other personnel-related expenses in service delivery. The decrease of $2.5 million in cost of services for the three months ended September 30, 2016 compared to the same period in 2015 was mainly driven by lower revenues as well as lower costs in connection with our cost reduction efforts in the second quarter of 2016.  The decrease of $10.2 million in cost of services for the nine months ended September 30, 2016 compared to the same period in 2015 was driven primarily by lower labor costs as a result of lower service revenue.

Cost of software and other. Cost of software and other fees consists primarily of third-party royalty fees for our end-user software products. Certain of these products were developed using third-party research and development resources, and the third party receives royalty payments for sales of products it developed. The decrease of $8,000 and $32,000 in cost of software and other for the three and nine months ended September 30, 2015, respectively, compared to the comparable periods in 2015 was primarily due to revenue mix.

Index
OPERATING EXPENSES

	Three Months Ended September 30,				Nine Months Ended September 30,
In thousands, except percentages	2016	2015	$ Change	% Change	2016	2015	$ Change	% Change

Research and development	$1,336	$1,790	$(454)	(25)%	$4,464	$5,244	$(780)	(15)%
Sales and marketing	$1,463	$2,195	$(732)	(33)%	$5,401	$6,492	$(1,091)	(17)%
General and administrative	$2,703	$3,047	$(344)	(11)%	$10,186	$9,183	$1,003	11%
Amortization of intangibles assets and other	$267	$267	$—	0%	$801	$802	$(1)	0%
Goodwill impairment	$—	$—	$—	0%	$—	$14,240	$(14,240)	(100)%
Restructuring	$—	$—	$—	0%	$423	$—	$423	100%

Research and development. Research and development expense consists primarily of compensation costs, third-party consulting expenses and related overhead costs for research and development personnel. Research and development costs are expensed as they are incurred. The decrease of $454,000 and $780,000 in research and development expense for the three and nine months ended September 30, 2016, respectively, compared to the same periods in 2015 resulted primarily from decreases in salary and employee related expenses due to a decrease in headcount in connection with cost reduction efforts.

Sales and marketing. Sales and marketing expense consists primarily of compensation costs of business development, program management and marketing personnel, as well as expenses for lead generation and promotional activities, including public relations, advertising and marketing.  The decrease of $732,000 and $1.1 million in sales and marketing expense for the three and nine months ended September 30, 2016 compared to for the same periods in 2015 resulted primarily from a decrease in salary and employee related expenses due to cost reduction efforts, lower stock compensation due to decreased headcount and a lower stock price and a decrease in third party sales and marketing support.

General and administrative. General and administrative expense consists primarily of compensation costs and related overhead costs for administrative personnel and professional fees for legal, accounting and other professional services. The decrease of $344,000 in general and administrative expense for the three months ended September 30, 2016 compared to the same period in 2015 was primarily due to decreases in salary and employee related expenses due to lower headcount in connection with our cost reduction efforts and lower professional services.  The increase of $1.0 million in general and administrative expense for the nine months ended September 30, 2016 compared to the same period in 2015 was primarily related to an increase in professional services of $1.5 million, mainly associated with the proxy contest in the second quarter of 2016, offset by lower stock compensation expense and recruiting costs in connection with lower headcount.

Amortization of intangible assets and other.  Amortization of intangible assets and other for the three and nine months ended September 30, 2016 were consistent with the comparable periods in 2015.

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

INTEREST INCOME AND OTHER, NET

	Three Months Ended September 30,				Nine Months Ended September 30,
In thousands, except percentages	2015	2014	$ Change	% Change	2015	2014	$ Change	% Change

Interest income and other, net	$124	$113	$11	10%	$383	$319	$64	20%

Interest income and other, net. Interest income and other, net consists primarily of interest income on our cash, cash equivalents and short-term investments.

Index
INCOME TAX PROVISION (BENEFIT)

	Three Months Ended September 30,				Nine Months Ended September 30,
In thousands, except percentages	2016	2015	$ Change	% Change	2016	2015	$ Change	% Change

Income tax provision	$44	$60	$(16)	(27)%	$132	$(1,041)	$1,173	113%

Income tax provision (benefit). The income tax provision (benefit) is comprised of estimates of current taxes due in domestic and foreign jurisdictions. For the three and nine months ended September 30, 2016 and 2015, the income tax provision (benefit) primarily consisted of state income tax, foreign taxes, and tax expense (benefit) related to the recording of a deferred tax liability that results from the amortization for income tax purposes of acquisition-related goodwill. For the three months ended September 30, 2016, the income tax provision consisted of $47,000 for foreign taxes and $(3,000) for state income tax including a prior year state income tax true-up. For the three months ended September 30, 2015, the income tax provision consisted of $49,000 for foreign taxes and $11,000 for state income tax. For the nine months ended September 30, 2016, the income tax provision consisted of $132,000 for foreign taxes and $0 state income tax.  For the nine months ended September 30, 2015, the income tax provision consisted of $147,000 for foreign taxes, a $1.2 million benefit for acquisition-related goodwill and $17,000 for state income tax.

LIQUIDITY AND CAPITAL RESOURCES

Total cash, cash equivalents and investments at September 30, 2016 was $54.5 million, compared to $65.7 million at December 31, 2015. Cash equivalents and investments are comprised of money market funds, certificates of deposit, corporate notes and bonds, and U.S. government agency securities. The decrease was primarily due to cash used in operating activities.

Operating Activities

Net cash used in operating activities was $10.6 million and $3.6 million for the nine months ended September 30, 2016 and 2015, respectively. Net cash provided by operating activities primarily reflects the net income (loss) for the period, adjusted for non-cash items such as depreciation, amortization of premiums and accretion of discounts on investments, stock-based compensation expense, amortization of intangible assets and changes in operating assets and liabilities.

Net cash used in operating activities of $10.6 million for the nine months ended September 30, 2016 resulted primarily from a net loss for the period of $12.5 million, adjusted for non-cash items totaling $3.4 million and changes in operating assets and liabilities of $(1.5) million.  Adjustments for non-cash items primarily consisted of stock-based compensation expense of $1.8 million, amortization of intangible assets and other of $801,000, amortization of premiums and discounts on investments of $244,000 and depreciation of $530,000.  The changes in operating assets and liabilities primarily consisted of increases of $350,000 in accounts payable and $444,000 in deferred revenue and a decrease in prepaid and other current assets of $122,000, offset by an increase in accounts receivable of $176,000 and decreases of $363,000, $1,534,000, and $324,000 in accrued compensation, other accrued liabilities, and other long-term liabilities, respectively.

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

Investing Activities

Net cash provided by (used in) investing activities was $(1.3) million and $7.0 million for the nine months ended September 30, 2016 and 2015, respectively. Net cash used in investing activities for the nine months ended September 30, 2016 was primarily due to purchases of investments of $22.9 million offset by maturities of investments of $22.1 million, and purchases of property and equipment of $481,000. Net cash provided by investing activities for the nine months ended September 30, 2015 was primarily due to purchases of investments of $31.7 million offset by maturities of investments of $40.0 million, and purchases of property and equipment of $1.3 million.

Index
Financing Activities

Net cash used in financing activities was $27,000 and $13,000 for the nine months ended September 30, 2016 and 2015, respectively. Net cash used in financing activities for the nine months ended September 30, 2016 was due to repurchase of common stock of $72,000 offset by proceeds from the purchase of common stock under the Company’s ESPP of $45,000. Net cash used in financing activities for the nine months ended September 30, 2015 resulted from the repurchase of common stock of $100,000 offset by proceeds from the purchase of common stock under the Company’s ESPP of $87,000.

Working Capital and Capital Expenditure Requirements

At September 30, 2016, stockholders’ equity was $60.7 million and working capital was $57.8 million. We believe that our existing cash balances will be sufficient to meet our working capital requirements and our planned capital expenditures for at least the next 12 months.

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

The primary objective of our investment activities is to preserve principal while at the same time maximizing the income we receive from our investments without significantly increasing risk. To achieve this objective, we invest our excess cash in a variety of securities, including U.S. government agency securities, corporate notes and bonds, commercial paper, certificates of deposit, and money market funds. These securities are classified as available-for-sale. Consequently, our available-for-sale securities are recorded on the consolidated balance sheets at fair value with unrealized gains or losses reported as a separate component of accumulated other comprehensive loss within stockholder’s equity. Our holdings of the securities of any one issuer, except government agencies, do not exceed 10% of our portfolio. We do not utilize derivative financial instruments to manage our interest rate risks.

As of September 30, 2016, we held $38.8 million in short-term investments (excluding cash and cash equivalents), which consisted primarily of certificates of deposit, government debt securities, corporate notes and bonds, and commercial paper. The weighted average interest rate of our portfolio was approximately 0.77% at September 30, 2016. A decline in interest rates over time would reduce our interest income from our investments. A hypothetical 10% increase or decrease in interest rates, however, would not have a material impact on our financial condition.

Impact of Foreign Currency Rate Changes

The functional currencies of our international operating subsidiaries are the local currencies. We translate the assets and liabilities of our foreign subsidiaries at the exchange rates in effect on the balance sheet date. We translate their income and expenses at the average rates of exchange in effect during the period. We include translation gains and losses in the stockholders’ equity section of our consolidated balance sheets. We include net gains and losses resulting from foreign exchange transactions in interest income and other in our consolidated statements of operations. Since we translate foreign currencies (primarily Canadian dollars and Indian rupees) into U.S. dollars for a small portion of our operations, currency fluctuations have had an immaterial impact on our consolidated statements of operations. We have both revenue and expenses that are denominated in foreign currencies. Neither a weaker nor stronger U.S. dollar environment would have a material impact on our consolidated statement of operations. The historical impact of currency fluctuations on our consolidated statements of operations has generally been immaterial. As of September 30, 2016, we did not engage in foreign currency hedging activities.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended September 30, 2016, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Index

PART II.	OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

See Note 4 “Commitments and Contingencies” to the interim condensed financial statements in Part I, Item 1 of this Quarterly Report on Form 10-Q for a description of legal proceedings.

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

●
Our expectations regarding revenues, cash flows, expenses, including cost of revenue, sales and marketing, research and development efforts, and administrative expenses, and profits, including the expected effects of our cost reduction plans;

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

●
The assumptions underlying our Critical Accounting Policies and Estimates, including our assumptions regarding revenue recognition; assumptions used to estimate self-insurance accruals, assumptions used to estimate the fair value of stock-based compensation; assumptions regarding the impairment of goodwill and intangible assets; and expected accounting for income taxes; and

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

Through the fourth quarter of 2013, we delivered six consecutive quarters of profitability. Since then we have sustained significant changes in our largest partner program that has continued to materially affect our revenue and margins. We also are making significant investments in support of our Support.com Cloud offering, and expect to continue to experience periods of losses in the future. If we fail to achieve revenue growth as a result of our additional investments and efforts, or if such revenue growth does not result in our achieving profitability, the market price of our common stock will likely decline. Future losses will likely result in usage of cash to fund our operating activities and a corresponding reduction in our cash balance.

Index
Our business is based on a relatively new and evolving business model.

We are executing a plan to grow our business by providing technology support services, licensing our Support.com Cloud application, and providing end-user consumer software products. We may not be able to offer these services and software products successfully. Our technology specialists are generally home-based, which requires a high degree of coordination and quality control of employees working from diverse and remote locations. We have been experiencing financial losses in our business and we expect to use cash and incur losses in the future to support our growth initiatives. Our investments, which typically are made in advance of revenue, may not yield increased revenue to offset these expenses. As a result of these factors, the future revenue and income potential of our business is uncertain. Any evaluation of our business and our prospects must be considered in light of these factors and the risks and uncertainties often encountered by companies in our stage of development. Some of these risks and uncertainties relate to our ability to do the following:

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

Index
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

●	Our ability to manage substantial headcount changes over short periods of time;
●	Our ability to manage costs under our self-funded health insurance program;
●	Our ability to manage sales costs in programs where we are responsible for sales;
●	Our ability to operate successfully in a time-based pricing model;
●	Our ability to attract and retain partners;
●	The price and mix of products and services we or our competitors offer;
●	Pricing levels and structures in the market for technology support services;
●	Usage rates on the subscriptions we offer;
●	The rate of expansion of our offerings and our investments therein;
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

On August 3, 2016, the Company applied to transfer from the Nasdaq Global Select Market to the Nasdaq Capital Market and requested an additional 180-day grace period to regain compliance with Nasdaq's minimum bid price requirement because the Company's stock has continued to trade below the $1.00 minimum closing bid price.  On August 17, 2016 the Company was notified by Nasdaq that its application to transfer from the Nasdaq Global Select Market to the Nasdaq Capital Market, and its request for an additional 180-day extension of time to meet the bid price requirement, were approved.  On August 19, 2016, trading of the Company’s common stock transferred to the Nasdaq Capital Market. The Nasdaq Capital Market is a continuous trading market that operates in substantially the same manner as the Nasdaq Global Select Market, but with less stringent listing requirements. The Company's common shares will continue to trade on the Nasdaq Capital Market under the symbol "SPRT."

Index
The Company intends to consider a range of available options to regain compliance with the bid price requirement, and has provided written notice to Nasdaq of its intention to cure the minimum bid price deficiency during the second grace period by carrying out a reverse stock split, if necessary. We have already sought and received stockholder approval to effect a reverse stock split within a range of one-for-three (1:3) to one-for-seven (1:7).  If the Company does not achieve compliance by the end of the second six month grace period (February 13, 2017), Nasdaq could provide notice that our securities are subject to delisting from the Nasdaq Capital Market.  As a consequence of any such delisting, our shareholders would likely find it more difficult to dispose of, or to obtain accurate quotations as to the prices of our securities. In the event of a delisting, we would expect to seek to take actions to restore our compliance with Nasdaq’s listing requirements, but we can provide no assurance that any such action taken by us would allow our common stock to become listed again, stabilize the market price or improve the liquidity of our common stock or prevent our common stock from dropping below the Nasdaq minimum bid price requirement in the future.  If Nasdaq decides to delist our common stock from trading on its exchange, we could face significant material adverse consequences including:

●	a limited availability of market quotations for our securities;
●	a limited amount of news and analyst coverage for our company;
●	a decreased ability to issue additional securities or obtain additional financing in the future.

Because a small number of partners have historically accounted for, and for the foreseeable future will account for, the substantial majority of our revenue, under-performance of specific programs or loss of certain partners or programs have reduced, and could continue to reduce, our revenue substantially.

For the three months ended September  30, 2016, Comcast and Office Depot accounted for 60% and 14%, respectively, of our total revenue. For the nine months ended September  30, 2016, Comcast and Office Depot accounted for 59% and 16%, respectively, of our total revenue. The loss of these or other significant relationships, the change of the terms or terminations of our arrangements with any of these firms, the reduction or discontinuance of programs with any of these firms, or the failure of any of these firms to achieve their targets has in the past adversely affected, and could in the future adversely affect our business.  For example, we have experienced in past quarters, and may experience in future quarters, reductions in our call volume and revenue related to Comcast’s efforts to improve its Wireless Gateway customer experience.  Generally, the agreements with our partners do not require them to conduct any minimum amount of business with us, and therefore they have decided in the past and could decide at any time in the future to reduce or eliminate their programs or the use of our services in such programs. They may also enter into multi-sourcing arrangements with other vendors for services previously provided exclusively by us. Further, we may not successfully obtain new partners or customers. There is also the risk that, once established, our programs with these and other partners may take longer than we expect to produce revenue or may not produce revenue at all, and the revenue produced may not be profitable if the costs of performing under the program are greater than anticipated or the program terminates before up-front investments can be recouped. One or more of our key partners may also choose not to renew their relationship with us, discontinue certain programs, offer them only on a limited basis or devote insufficient time and attention to promoting them to their customers. Some of our key partners may prefer not to work with us if we also partner with their competitors. If any of these key partners merge with one of their competitors (as occurred with Office Depot and OfficeMax in 2013), all of these risks could be exacerbated.

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

Index
Our Support.com Cloud offering is in its early stages and failure to market, sell and develop the offering effectively and competitively could result in a lack of growth.

A number of competitive offerings exist in the market, providing various feature sets that may overlap with our Support.com Cloud offering today or in the future.  Some  competitors in this market far exceed our spending on sales and marketing activities and benefit from greater existing brand awareness, channel relationships and existing customer relationships.  We may not be able to reach the market effectively and adequately or convey our differentiation as needed to grow our customer base. To reach our target market effectively, we may be required to continue to invest substantial resources in sales and marketing and research and development activities, which could have a material adverse effect on our financial results. In addition, if we fail to develop and maintain competitive features, deliver high-quality products and satisfy existing customers, our Support.com Cloud offering could fail to grow.  Growth in Support.com Cloud license revenue also depends on scaling our multi-tenant technology flexibly and cost-effectively to meet changing customer demand.  Disruptions in infrastructure operations as described below could impair our ability to deliver Support.com Cloud offering to customers, thereby affecting our reputation with existing and prospective customers and possibly resulting in monetary penalties or financial losses.

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

The loss of one or more members of our senior management may cause instability at the Company

We are highly dependent on the efforts and abilities of the principal members of our senior management team, and the loss of one or more key executives could have a negative impact on our business.  On October 28, 2016, Elizabeth Cholawsky resigned her position as President and Chief Executive Officer, effective immediately.  The board of directors appointed Rick Bloom as interim President and Chief Executive Officer.  As a result of this change, we may experience a disruption in our business.  No assurances can be made about the impact that this management change will have on the Company.  Additional turnover at the senior management level may create instability within the Company and our employees may decide to terminate their employment, which could further impede the Company’s maintenance of its day to day operations.  Such instability could impede our ability to implement fully our business plan and growth strategy, which would harm our business and prospects.

Index
If we fail to attract, train and manage our technology specialists in a manner that meets forecast requirements and provides an adequate level of support for our customers, our reputation and financial performance could be harmed.

Our business depends in part on our ability to attract, manage and retain our technology specialists and other support personnel. If we are unable to attract, train and manage in a cost-effective manner adequate numbers of competent technology specialists and other support personnel to be available as service volumes vary, particularly as we seek to expand the breadth and flexibility of our staffing model, our service levels could decline, which could harm our reputation, result in financial losses under contract terms, cause us to lose customers and partners, and otherwise adversely affect our financial performance. Our ability to meet our need for support personnel while controlling our labor costs is subject to numerous external factors, including the level of demand for our products and services, the availability of a sufficient number of qualified persons in the workforce, unemployment levels, prevailing wage rates, changing demographics, health and other insurance costs, including managing costs under our self-funded health insurance program which can vary substantially each reporting period, and the cost of compliance with labor and wage laws and regulations. In the case of programs with time-based pricing models, the impact of failing to attract, train and manage such personnel could directly and adversely affect our revenue and profitability. Although our service delivery and communications infrastructure enables us to monitor and manage technology specialists remotely, because they are typically home-based and geographically dispersed we could experience difficulties meeting services levels and effectively managing the costs, performance and compliance of these technology specialists and other support personnel. Any problems we encounter in effectively attracting, managing and retaining our technology specialists and other support personnel could seriously jeopardize our service delivery operations and our financial results.

Changes in the market for computers and other consumer electronics and in the technology support services market could adversely affect our business.

Reductions in unit volumes of sales for computers and other devices we support, or in the prices of such equipment, could adversely affect our business. We offer both services that are attached to the sales of new computers and other devices, and services designed to fix existing computers and other devices. Declines in the unit volumes sold of these devices or declines in the pricing of such devices could adversely affect demand for our services or our revenue mix, either of which would harm our operating results. Further, we do not support all types of computers and devices, meaning that we must select and focus on certain operating systems and technology standards for computers, tablets, smart phones, and other devices.  We may not be successful in supporting new devices in the connected home and “Internet of Things,” and consumers and SMB’s may prefer equipment we do not support, which may decrease the market for our services and products if customers migrate away from platforms we support.  In addition, the structures and pricing models for programs in the technology support services market may change in ways that reduce our revenues and our margins.

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

Index
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

Exhibits.

10.1
Change Management Form Number 9 to SOW #3 between Comcast and the Company, signed July 26, 2016 (incorporated by reference to Exhibit 10.1 of Support.com's current report on Form 8-K filed with the SEC on July 29, 2016) (1).

31.1	Chief Executive Officer Section 302 Certification

31.2	Chief Financial Officer Section 302 Certification

32.1	Statement of the Chief Executive Officer under 18 U.S.C. § 1350 (1)

32.2	Statement of the Chief Financial Officer under 18 U.S.C. § 1350 (1)

(1)	Confidential treatment has been requested for portions of this exhibit

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

November 4, 2016	SUPPORT.COM, INC.

	By:	/s/ ROOP K. LAKKARAJU
Roop K. Lakkaraju
Executive Vice President, Chief Financial Officer and Chief Operating Officer

Index
EXHIBIT INDEX TO SUPPORT.COM, INC.
QUARTERLY REPORT ON FORM  10-Q
FOR THE QUARTER ENDED SEPTEMBER  30, 2016

10.1
Change Management Form Number 9 to SOW #3 between Comcast and the Company, signed July 26, 2016 (incorporated by reference to Exhibit 10.1 of Support.com's current report on Form 8-K filed with the SEC on July 29, 2016) (1).

31.1	Chief Executive Officer Section 302 Certification

31.2	Chief Financial Officer Section 302 Certification

32.1	Statement of the Chief Executive Officer under 18 U.S.C. § 1350 (1)

32.2	Statement of the Chief Financial Officer under 18 U.S.C. § 1350 (1)

(1)	Confidential treatment has been requested for portions of this exhibit

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