Form 10-K
period 2016-12-31
Support.com, Inc.
filed 2017-03-07
CIK 1104855

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K
(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended December 31, 2016
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Transition Period from              to
Commission File No. 000-30901
SUPPORT.COM, INC.
(Exact Name of Registrant as Specified in Its Charter)
Delaware (State or Other Jurisdiction of Incorporation or Organization)	94-3282005 (I.R.S. Employer Identification No.)

900 Chesapeake Drive, 2nd Floor, Redwood City, CA (Address of Registrant’s Principal Executive Offices)	94063 (Zip Code)

Registrant’s telephone number including area code: (650) 556-9440

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock, $.0001 par value	The NASDAQ Capital Market
Preferred Stock Purchase Rights	The NASDAQ Capital Market

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

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☒	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☒

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).Yes  ☒    No  ☐

The aggregate market value of the registrant’s common stock held by non-affiliates was $46,406,860 as of June 30, 2016.  Shares of common stock held by each executive officer, director, and stockholder known by the registrant to own 10% or more of the outstanding stock based on Schedule 13G filings and other information known to us, have been excluded since such persons may be deemed affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

As of February 28, 2017, there were 18,558,260 shares of the registrant’s common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Part III, Items 10 (as to directors, section 16(a) beneficial ownership and audit committee and audit committee financial expert), 11, 12 (as to beneficial ownership), 13 and 14 incorporate by reference information from the registrant’s definitive proxy statement (the “Proxy Statement”) to be mailed to stockholders in connection with the solicitations of proxies for its 2017 annual meeting of stockholders. Except as expressly incorporated by reference, the registrant’s Proxy Statement shall not be deemed to be part of this report.

SUPPORT.COM, INC.
FORM 10-K
FOR FISCAL YEAR ENDED DECEMBER 31, 2016

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

Our Support.com Cloud offering is a software-as-a-service (“SaaS”) solution for companies to optimize support interactions with their customers using their own or third party support personnel. The solution enables companies to quickly resolve complex technology issues for their customers, boosting support agent productivity, providing ease of use for customer self-service, and dramatically improving the customer experience.

We also offer end-user software products including tools and apps designed to address some of the most common technology issues, including computer and mobile device maintenance, optimization and security.

We market our technology support services primarily through partners, who resell the services to their customers or include them in their service offerings. Our Support.com Cloud offering is marketed directly, primarily through our sales team as well as through partners. We market our end-user software products directly, principally online, and through partners. Our sales and marketing efforts are primarily focused in North America.

Industry Background

Technology has become an essential feature of the modern home and office. Products such as personal computers, printers, tablets, smartphones, digital cameras, connected entertainment systems, home automation and other smart home appliances have become ubiquitous. Each year, these products become more feature-rich, offering many new capabilities. Consumers and SMBs now depend on such technology for “must-have” information, communication and entertainment as well as for tasks and activities of our daily lives.

Technology has also become increasingly connected, with networks now commonplace in the home as well as the office, and with the “Internet of Things” adding a diverse array of sensors that monitor, track and automate the physical world.  At the same time, technology has become increasingly mobile, with anytime/anywhere access to voice, data, video and applications becoming commonplace.

For consumers and SMBs, the complexity of the technology environment creates challenges in obtaining the benefits of the connected home and office. For customer support organizations it results in more difficult problems to solve, including the need to support third-party products in addition to their own offerings. The proliferation of smartphones (77% of American adults own a smartphone, according to a 2016 Pew Research Center study) and connected devices (the average US broadband home today has eight connected devices, according to a 2016 Parks Associates report compels customer support organizations to fundamentally transform how interactive support is delivered. An Accenture survey finds that 64% of consumers encounter challenges using “intelligent devices”, such as wearables, connected home systems, and connected vehicle products. According to the Accenture study, the biggest challenges facing consumers are that the “intelligent devices” are too complicated to use, difficult to set-up, and do not work as advertised.  These trends in number of devices, connected nature of these devices, and the related complex ecosystem requires that customer support organizations use modern tools and analytics to fundamentally transform how interactive support is delivered.

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

Our Growth Strategy

Our objective is to become the leading provider of cloud-based software and services for technology support. We seek to be both the premier provider of turnkey support programs and a leading best-of-breed software supplier for technology support organizations.  From a financial perspective, our goals are to grow and diversify revenue and enhance profitability. Our strategies for achieving our goals include increasing SaaS revenue from our Support.com Cloud offering, expanding existing technology support services programs, launching new services programs, and improving service delivery efficiency.

●
To increase SaaS revenue from our Support.com Cloud offering, we expect to continue to invest in product, R&D, sales and marketing. Our product investment will include enhancing support interaction optimization features, building out an open platform, enhancing both assisted and self-service support capabilities, incorporating support for the Internet of Things, and expanding our data analytics capabilities.

●	To expand existing service programs, we plan to increase our focus on programs with potential for growth, cost effectiveness and profitability.
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

Our Support.com Cloud offering

Our cloud-based software is the Company’s flagship offering in the Support Interaction Optimization (SIO) space, a rapidly growing market. Support.com Cloud is a SaaS offering that provides significant levels of automation and analytics that enable companies to deliver superior technology issue resolution while improving both the customer experience and operational performance. Based on insights from supporting more than six million connected technology transactions annually, our patented software architecture is designed to enable resolving problems in a consistent manner by using proprietary, automated workflow while capturing rich data for service delivery optimization. Flexible architecture means that companies can take advantage of additional functionality as their business requirements change, and can add richer analytics, marketing and subscription management, and third-party applications to resolve issues.

Our Support.com Cloud offering includes the following cloud applications:

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

Key features of our Support.com Cloud offering include:

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

Remote Support Tools. A set of advanced tools including remote access, screen co-browsing, on-screen assistance, and SeeSupport - remote video support using the customer’s smart phone as a camera - is available to support representatives enabling them to quickly and effectively troubleshoot technical problems.

Data and Analytics.  Our cloud-based data architecture brings “Big Data” benefits to technology support, delivering business insights from rich data captured during service delivery and enabling organizations to track program performance and identify potential issues and inefficiencies.

Web-based Application Programming Interfaces (APIs).  Open APIs enable integration with other contact center applications (such as ticketing systems, CRM platforms or knowledge bases) so that our Support.com Cloud applications can be fully integrated into the agent-customer interaction. The open API’s allow for data transfer and sharing between applications.

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

Support.com Cloud Offering.  We license Support.com Cloud applications separately from support services provided by our technology specialists.  In such an arrangement, customers receive the right to use our cloud-based software in their own technology support organization, using a SaaS model under which customers pay us on a per-user or a per-session basis during the term of the arrangement. We also provide implementation services to customers, typically covering integration of our software with other customer’s systems. We charge for these services on a time-and-materials basis or as part of a fixed-fee package.

We acquire Support.com Cloud customers through our direct sales channel, which uses a variety of Internet-based lead generation strategies, thought leadership initiatives and industry presence marketing to drive demand.  We also acquire customers through our partner channels.

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

Research and Development

Technology is at the core of our business model and a direct source of revenue and growth, and as a result our recent investment in research and development is critical. Our Support.com cloud-based software creates a competitive advantage for us as we seek to be both the premier provider of turnkey support programs and a leading best-of-breed software supplier for technology support organizations.  We maintain dedicated research and development teams in Redwood City, California, Bangalore, India, and Eugene, Oregon. Research and development expense was $5.6 million in 2016, $7.0 million in 2015, and $5.1 million in 2014.

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

Open application interfaces of our Support.com Cloud enable integration with CRM, ticketing systems, and other contact center applications.

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

With respect to licenses of our Support.com Cloud offering, our competitors include companies focused on service desk, knowledge management, remote support and IT process automation. We believe the principal competitive factors in the Support Interaction Optimization (“SIO”) space include breadth and depth of functionality; ease of implementation; performance; scalability; pricing; vendor reputation; financial resources; and customer support.  We believe that our Support.com Cloud offering can compete favorably because it provides an integrated end-to-end solution for SIO that stands out in terms of coverage of all the different areas of functionality required by customers.

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

Employees

As of December 31, 2016, we had 1,525 employees, of whom 1,396 were work-from-home agents and 129 were corporate employees. In addition to our work-from-home employees, we also use contract labor.  None of our employees are covered by collective bargaining agreements.

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

●	Our ability to match staffing levels with service volume in a cost-effective manner;

●	Our ability to manage contract labor as a component of our workforce;

●	Our ability to operate successfully in a time-based billing model;

●	Our ability to adapt to changes in the market for technology support services;

●	Our ability to manage sales costs in programs where we are responsible for sales;

●	Our ability to successfully manage marketing costs associated with our software products;

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

●
Our expectations regarding the results of pending, threatened or future government investigations and audits, including, without limitation, those investigations and audits described in Item 3 Legal Proceedings of this report;

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

●	Manage substantial headcount changes, including in connection with our cost reduction plan over short periods of time;
●	Manage contract labor efficiently and effectively;
●	Meet revenue targets;
●	Maintain gross and operating margins;
●	Match staffing levels with demand for services and forecast requirements;
●	Obtain bonuses and avoid penalties in contractual arrangements;
●	Operate successfully in a time-based pricing model;
●	Operate effectively in the SMB market;
●	Offer subscriptions to our products and services in a profitable manner;
●	Successfully introduce new, and adapt our existing, services and products for consumers and businesses;
●	Respond effectively to changes in the market for technology support services;
●	Respond effectively to changes in the advertising markets in which we participate;
●	Respond effectively to competition;
●	Respond to changes in macroeconomic conditions as they affect our and our partners’ operations;
●	Realize benefits of any acquisitions we make;
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
●
Manage and respond to present, threatened or future government investigations and audits, including, without limitation, those audits and investigations described in Item 3 Legal Proceedings of this report; and

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

Several factors that have contributed or may in the future contribute to fluctuations in our operating results include:

●	Demand for our services and products;
●	The performance of our partners;
●	Change, or reduction in or discontinuance of our principal programs with partners;
●	Our reliance on a small number of partners for a substantial majority of our revenue;
●	Instability or decline in the global macroeconomic climate and its effect on our and our partners’ operations;
●	Our ability to successfully license and grow revenue related to our Support.com Cloud offering;
●	The availability and cost-effectiveness of advertising placements for our software products and our ability to respond to changes in the advertising markets in which we participate;
●	Our ability to serve the SMB market;
●	Our ability to attract and retain qualified management and employees in competitive markets;
●	The efficiency and effectiveness of our technology specialists;
●	Our ability to effectively match staffing levels with service volumes on a cost-effective basis;
●	Our ability to manage contract labor;
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
●
Costs related to the defense and settlement of government investigations and audits which can also have an additional adverse impact on us because of negative publicity, diversion of management resources and other factors, including, without limitation, those audits and investigations described in Item 3 Legal Proceedings of this report

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

Because a small number of partners have historically accounted for, and for the foreseeable future will account for, the substantial majority of our revenue, under-performance of specific programs or loss of certain partners or programs has reduced, and could continue to reduce, our revenue substantially.

For the three months ended December 31, 2016, Comcast and Office Depot accounted for 60% and 9%, respectively, of our total revenue.  For the twelve months ended December 31, 2016, Comcast and Office Depot accounted for 60% and 15%, respectively, of our total revenue. The loss of these or other significant relationships, the change of the terms or terminations of our arrangements with any of these firms, the reduction or discontinuance of programs with any of these firms, or the failure of any of these firms to achieve their targets has in the past adversely affected, and could in the future adversely affect our business.  For example, we have experienced in past quarters, and may experience in future quarters, reductions in our call volume and revenue related to Comcast’s efforts to improve its Wireless Gateway customer experience.  Generally, the agreements with our partners do not require them to conduct any minimum amount of business with us, and therefore they have decided in the past and could decide at any time in the future to reduce or eliminate their programs or the use of our services in such programs. They may also enter into multi-sourcing arrangements with other vendors for services previously provided exclusively by us. Further, we may not successfully obtain new partners or customers. There is also the risk that, once established, our programs with these and other partners may take longer than we expect to produce revenue or may not produce revenue at all, and the revenue produced may not be profitable if the costs of performing under the program are greater than anticipated or the program terminates before up-front investments can be recouped. One or more of our key partners may also choose not to renew their relationship with us, discontinue certain programs, offer them only on a limited basis or devote insufficient time and attention to promoting them to their customers. Some of our key partners may prefer not to work with us if we also partner with their competitors. If any of these key partners merge with one of their competitors (as occurred with Office Depot and OfficeMax in 2013), all of these risks could be exacerbated.

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

The loss of one or more members of our senior management may cause instability at the Company

We are highly dependent on the efforts and abilities of the principal members of our senior management team, and the loss of one or more key executives could have a negative impact on our business.  On October 28, 2016, Elizabeth Cholawsky resigned her position as President and Chief Executive Officer, effective immediately.  The board of directors appointed Rick Bloom as interim President and Chief Executive Officer.  Roop Lakkaraju resigned his position as Executive Vice President, Chief Financial Officer and Chief Operating Officer effective February 3, 2017.  As a result of these changes, we may experience a disruption in our business.  No assurances can be made about the impact that these management changes will have on the Company.  Additional turnover at the senior management level may create instability within the Company and our employees may decide to terminate their employment, which could further impede the Company’s maintenance of its day to day operations.  Such instability could impede our ability to implement fully our business plan and growth strategy, which would harm our business and prospects.

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

Our software and services contain features that allow our technology specialists and other personnel to access, control, monitor, and collect information from computers and other devices.  Federal, state and foreign government bodies and agencies, however, have adopted or are considering adopting laws and regulations restricting or otherwise regulating the collection, use and disclosure of personal information obtained from consumers and individuals. Those regulations could require costly compliance measures, could reduce the efficiency of our operations, or could require us to modify or cease to provide our systems or services. Liability for violation of, costs of compliance with, and other burdens imposed by such laws and regulations may limit the use and adoption of our services and reduce overall demand for them. Even the perception of privacy concerns, whether or not valid, may harm our reputation and inhibit adoption of our solutions by current and future customers.  In addition, we may face claims about invasion of privacy or inappropriate disclosure, use, storage, or loss of information obtained from our customers. Any imposition of liability could harm our reputation, cause us to lose customers and cause our operating results to suffer.

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

Changes in laws or regulations could require us to change the way we operate or to utilize resources to maintain compliance, which could increase costs or otherwise disrupt operations. In addition, failure to comply with any applicable laws or regulations could result in substantial fines or revocation of our operating permits and licenses for us or our partners. If laws and regulations were to change, or if we or our products and services were deemed not to comply with them, our business, financial condition, results of operations and cash flows could be materially and adversely affected.

In some cases we are exposed to greater risks of liability for employee acts or omissions or system failure, than may be typical in other businesses.

We expect to support, among other programs, partners offering home security services and other devices and programs for use in the connected home.  Because these services relate to programs intended to help protect the lives and property, real and personal, of consumers, we may have greater exposure to liability and litigation risks than businesses that provide support for other consumer and SMB products and services. Our ability to limit our liability for the acts or omissions of our employees in our contract terms with partners and consumers in relation to such programs may be substantially less than in other markets we serve, which is to say, we may have much greater inherent legal liability exposure in such programs than is customarily seen in programs for markets we have offered historically.  In the event of litigation with respect to such matters, it is possible that our risk-mitigation provisions in contracts may be deemed not applicable or unenforceable exposing us to substantial liability exposure, and, regardless of the ultimate outcome, we may incur significant costs of defense that could materially and adversely affect our business, financial condition, results of operations and cash flows.

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

Our business involves direct sale and licensing of services and software to consumers and SMBs, and we typically include customary indemnification provisions in favor of our partners in our agreements for the distribution of our services and software.  As a result, we can be subject to consumer litigation and legal proceedings related to our services and software, including putative class action claims and similar legal actions, including, but not limited to, consumer litigation and legal proceedings that may arise related to the FTC and DOL investigations described in Note 3 Legal Proceedings in this report.  We can also be subject to employee litigation and legal proceedings related to our employment practices attempted on a class or representative basis. Such litigation can be expensive and time-consuming regardless of the merits of any action, and could divert management’s attention from our business.  The cost of defense can be large as can any settlement or judgment in an action.  The outcome of any litigation is uncertain and could significantly impact our financial results. Regardless of outcome, litigation can have an adverse impact on us because of defense costs, negative publicity, diversion of management resources and other factors.

Our long-term success depends, in part, on our ability to expand sales to customers located outside of the United States, and thus our business is susceptible to risks associated with international sales and operations.

We currently have sales personnel only within the United States but may expand our international operations.  Our international expansion efforts may not be successful.  In addition, conducting international operations subjects us to new risks that we have not generally faced in the United States. These risks include:

●	Localization of our services, including translation into foreign languages and adaptation for local practices and regulatory requirements;
●	Lack of familiarity with and unexpected changes in foreign regulatory requirements;
●	Longer accounts receivable payment cycles and difficulties in collecting accounts receivable;
●	Difficulties in managing and staffing international operations;

●	Fluctuations in currency exchange rates;
●	Potentially adverse tax consequences, including the complexities of foreign value added or other tax systems and restrictions on the repatriation of earnings;
●	Dependence on certain third parties, including channel partners with whom we do not have extensive experience;
●	The burdens and complexity of complying with a wide variety of foreign laws and legal standards;
●	Increased financial accounting and reporting burdens and complexities;
●	Political, social and economic instability abroad, terrorist attacks and security concerns in general; and
●	Reduced or varied protection for intellectual property rights in some countries.

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

At our 2016 Annual Meeting of Stockholders (the “2016 Annual Meeting”) five of our six directors were replaced.   This Board transition may cause disruptions to our business or distract our management from normal operating activities.  Changes to the composition of our Board may lead to market perceptions of a change in the direction of the business, instability or lack of continuity, which could:

●	be exploited by our competitors, cause concern to our current or potential clients,
●	result in the loss of current customers or potential business opportunities, or
●	make it more difficult to attract and retain qualified personnel and business partners.

Any of the foregoing could cause poor financial results, poor operating performance, or significant fluctuations in our stock price.

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

Changes or modifications in financial accounting standards may have a material adverse impact on our reported results of operations or financial condition.

A change or modification in accounting policies can have a significant effect on our reported results and may even affect our reporting of transactions completed before the change is effective, including the potential impact of the adoption and implementation of the accounting standard update on revenue recognition issued in May 2014 by the Financial Accounting Standards Board. New pronouncements and varying interpretations of existing pronouncements have occurred with frequency and may occur in the future. Changes to existing rules, or changes to the interpretations of existing rules, could lead to changes in our accounting practices, and such changes could materially adversely affect our reported financial results or the way we conduct our business.

ITEM 1B.	UNRESOLVED STAFF COMMENTS.

Not applicable.

ITEM 2.	PROPERTIES.

Our corporate headquarters is located in Redwood City, California, where we sublease an office facility of approximately 21,620 square feet.  The sublease agreement will expire on April 30, 2017. We are in the process of evaluating the lease for a new corporate headquarters location.  We also lease office facilities in Eugene, Oregon (for which the lease agreement will expire on December 31, 2017) and Louisville, Colorado (for which the lease agreement expired on January 31, 2017 and is being renewed with a maximum 90 day commitment).  In addition, we lease office space in Bangalore, India with 6,838 square feet for which the lease will expire on August 31, 2021 and in Manila, Philippines for which the lease will expire on May 15, 2018.

ITEM 3.	LEGAL PROCEEDINGS.

On October 11, 2016 the Wage and Hour Division of the U.S. Department of Labor (“DOL”) notified the Company that it would be conducting an audit of the Company relating to compliance with the Fair Labor Standards Act (“FLSA”).  The DOL has indicated that the focus of the audit is directed to compliance with overtime requirements related to our technology specialists who work from home providing technical support services.  The audit commenced on October 20, 2016 and is ongoing as of the date of this report.  On January 24, 2017, the DOL notified the Company that it would be conducting an audit of the Company relating to compliance with the Family and Medical Leave Act of 1993.  As of the date of this report this audit has not yet commenced.

On December 20, 2016 the Federal Trade Commission (“FTC”) issued a Civil Investigative Demand to the Company requiring the Company to produce certain documents and materials and to answer certain interrogatories relating to PC Healthcheck, a software program provided by the Company to certain third parties.  The FTC has not alleged a factual basis underlying the investigation. On January 17, 2017 the Consumer Protection Division of the Office of Attorney General, State of Washington (“Washington AG”), issued a Civil Investigative Demand to the Company requiring the Company to produce certain documents and materials and to answer certain interrogatories relating to PC Healthcheck. The Washington AG has not alleged a factual basis underlying the investigation. The Company is in the process of responding to both Civil Investigative Demands.

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

Guarantees

We have identified guarantees in accordance with ASC 450, Contingencies. This guidance stipulates that an entity must recognize an initial liability for the fair value, or market value, of the obligation it assumes under the guarantee at the time it issues such a guarantee, and must disclose that information in its interim and annual financial statements. We have entered into various service level agreements with our partners, in which we may guarantee the maintenance of certain service level thresholds. Under some circumstances, if we do not meet these thresholds, we may be liable for certain financial costs. We evaluate costs for such guarantees under the provisions of ASC 450. We consider such factors as the degree of probability that we would be required to satisfy the liability associated with the guarantee and the ability to make a reasonable estimate of the resulting cost. We incurred zero costs as a result of such obligations during the years ended December 31, 2016 and 2015. We have not accrued any liabilities related to such obligations in the consolidated financial statements as of December 31, 2016 and 2015.

ITEM 4.	MINE SAFETY DISCLOSURES.

Not applicable.
PART II

ITEM 5.	MARKET FOR THE REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Market of Common Stock

Our common stock has been traded publicly on the Nasdaq Global Select Market (“Nasdaq”) under the symbol “SPRT” from July 19, 2000 to August 17, 2017 and then on The Nasdaq Capital Market since August 17, 2017.  Before July 19, 2000, there was no public market for our common stock. The following table sets forth the highest and lowest sale price of our common stock for the quarters indicated:

	Low	High
Fiscal Year 2016:
First Quarter	$2.10	$3.18
Second Quarter	$2.16	$3.00
Third Quarter	$2.37	$2.94
Fourth Quarter	$1.98	$2.61
Fiscal Year 2015:
First Quarter	$4.68	$6.24
Second Quarter	$4.14	$5.46
Third Quarter	$3.27	$4.23
Fourth Quarter	$2.91	$3.81

Holders of Record

As of February 28, 2017, there were approximately 21 holders of record of our common stock (not including beneficial holders of stock held in street name).

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

Stock Price Performance Graph

The following graph illustrates a comparison of the cumulative total stockholder return (change in stock price plus reinvested dividends) of the Company’s Common Stock and the CRSP Total Return Index for the Nasdaq U.S. Stocks (the “Nasdaq Composite Index”) and Nasdaq Computer and Data Processing Services Index from December 31, 2011 through December 31, 2016.  The graph assumes that $100 was invested on December 31, 2011 in us, the Nasdaq Composite Index and the Nasdaq Computer and Data Processing Services Index and that all dividends were reinvested. No cash dividends have been declared or paid on our common stock. Our common stock has been traded on the Nasdaq since July 19, 2000. The comparisons in the table are required by the SEC and are not intended to forecast or be indicative of possible future performance of our common stock.

COMPARISON OF CUMULATIVE TOTAL RETURN AMONG
SUPPORT.COM, INC.,
THE NASDAQ COMPOSITE INDEX, AND
THE NASDAQ COMPUTER INDEX

CUMULATIVE TOTAL RETURN AT PERIOD END

	12/31/11	12/31/12	12/31/13	12/31/14	12/31/15	12/31/16
Support.com, Inc.	$100.00	$185.33	$168.44	$93.78	$44.89	$38.22
Nasdaq Composite Index	$100.00	$115.91	$160.32	$181.80	$192.21	$206.63
Nasdaq Computer Index	$100.00	$112.48	$148.41	$177.91	$189.02	$212.21

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

Support.com is a leading provider of cloud-based software and services for technology support.  In June 2009, we sold our legacy Enterprise software business to Consona Corporation and focused our efforts purely on the consumer and SMB markets for technology services, and, more recently, our Support.com Cloud offering.  Therefore, our audited consolidated financial statements, accompanying notes and other information provided in this Form 10-K reflect the Enterprise business as a discontinued operation for all periods presented in accordance with ASC 360, Accounting for the Impairment or Disposal of Long-Lived Assets.  The Company currently reports its operations as a single operating segment.

The information set forth below is not necessarily indicative of results of future operations and should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the consolidated financial statements and related notes included in Items 7 and 8 of Part II of this Report.

	Year Ended December 31,
	2016	2015	2014	2013	2012
	(In thousands, except per share data)
Consolidated Statements of Operations Data:
Revenue:
Services	$56,311	$72,151	$77,272	$74,867	$57,622
Software and other	5,349	5,182	5,719	13,296	14,332
Total revenue	61,660	77,333	82,991	88,163	71,954
Cost of revenue:
Cost of services	50,245	61,439	60,606	43,208	37,343
Cost of software and other	486	536	840	1,172	1,421
Total cost of revenue	50,731	61,975	61,446	44,380	38,764
Gross profit	10,929	15,358	21,545	43,783	33,190
Operating expenses:
Research and development	5,577	6,957	5,078	5,735	6,773
Sales and marketing	6,671	8,545	7,206	14,599	18,285
General and administrative	12,958	13,011	11,320	11,376	12,234
Amortization of intangible assets and other	1,028	1,069	1,091	1,321	1,522
Goodwill impairment	—	14,240	—	—	—
Restructuring	1,146	—	—	—	—
Total operating expenses	27,380	43,822	24,695	33,031	38,814
Income (loss) from operations	(16,451)	(28,464)	(3,150)	10,752	(5,624)
Interest income and other, net	518	430	294	369	297
Income (loss) from continuing operations, before income taxes	(15,933)	(28,034)	(2,856)	11,121	(5,327)
Income tax provision (benefit)	307	(965)	740	772	208
Income (loss) from continuing operations, after income taxes	(16,240)	(27,069)	(3,596)	10,349	(5,535)

Income from discontinued operations, after income taxes	284	28	113	34	111
Net income (loss)	$(15,956)	$(27,041)	$(3,483)	$10,383	$(5,424)
Basic earnings (loss) per share:
Continuing operations, after income taxes	$(0.88)	$(1.49)	$(0.20)	$0.60	$(0.34)
Discontinued operations, after income taxes	0.01	0.00	0.01	0.00	0.01
Basic net earnings (loss) per share	$(0.87)	$(1.49)	$(0.19)	$0.60	$(0.33)
Diluted earnings (loss) per share:
Continuing operations, after income taxes	$(0.88)	$(1.49)	$(0.20)	$0.58	$(0.34)
Discontinued operations, after income taxes	0.01	0.00	0.01	0.00	0.01
Diluted net earnings (loss) per share	$(0.87)	$(1.49)	$(0.19)	$0.58	$(0.33)
Shares used in computing per share amounts:
Basic	18,409	18,182	17,944	17,184	16,266
Diluted	18,409	18,182	17,944	17,941	16,266

	December 31,
	2016	2015	2014	2013	2012
	(in thousands)
Consolidated Balance Sheet Data:
Cash, cash equivalents and investments	$53,409	$65,734	$73,793	$72,357	$56,350
Working capital	$54,873	$67,873	$79,758	$77,973	$54,758
Total assets	$67,229	$81,492	$107,987	$106,899	$88,259
Long-term obligations	$607	$792	$2,201	$1,804	$1,456
Accumulated deficit	$(202,470)	$(186,514)	$(159,473)	$(155,990)	$(166,373)
Total stockholders’ equity	$57,308	$71,346	$95,721	$95,396	$74,163

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

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

Our Support.com Cloud offering is a software-as-a-service (“SaaS”) solution for companies to optimize support interactions with their customers using their own or third party support personnel. The solution enables companies to quickly resolve complex technology issues for their customers, boosting support agent productivity, providing ease of use for customer self-service, and dramatically improving the customer experience.

Total revenue for the year ended December 31, 2016 decreased by $15.7 million, or 20%, from 2015. Revenue from services decreased by $15.8 million, or 22%, from 2015. The decrease in service revenue was mainly due to Comcast improving its Wireless Gateway customer experience, which has reduced call volume.  Revenue from software and other increased by $0.2 million, or 3%, from 2015 primarily due to new subscriptions exceeding expiring subscriptions.

Cost of services for the year ended December 31, 2016 decreased by 18% from 2015 and was mainly driven by the lower service revenues for 2016.  Cost of software and other for the year ended December 31, 2016 decreased by 9% year-over-year principally due to a decline in third-party licensing costs of $0.1 million.  Total gross margin declined from 20% to 18% year-over-year which was primarily attributable to higher employee benefit costs associated with our self-insured medical insurance plan.

Operating expenses for the year ended December 31, 2016 decreased by 38% from 2015.  Included in operating expenses for 2015 was an impairment charge of $14.2 million related to the write-off of goodwill, accounting for 86% of the decrease.  The remainder of the decrease related to lower research and development costs of $1.4 million as well as lower sales and marketing costs of $1.9 million due to decreased employee related expenses, including stock-based compensation, from reduced headcount associated with the Company’s cost restructuring efforts in the second and fourth quarter of 2016.

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

Revenue Recognition

Our revenue recognition policy is one of our critical accounting policies because revenue is a key component of our results of operations, and revenue recognition is based on complex rules which require us to make judgments. In accordance with the provisions of ASC 605, Revenue Recognition, we recognize revenue only when all of the following criteria are met: (i) persuasive evidence of an arrangement exists, (ii) delivery has occurred, (iii) collection is considered probable, and (iv) the fees are fixed or determinable. We do not record revenue on sales transactions when the collection of cash is in doubt at the time of sale, and we use management judgment in determining collectability.  From time to time, we may enter into agreements which involve us making payments to our partners.  We use judgment in evaluating the treatment of such payments and in determining which portions of the consideration paid to customers should be recorded as contra-revenue and which should be recorded as an expense.  We generally provide a refund period on services and end-user software products, and we employ judgment in determining whether a customer is eligible for a refund based on that customer’s specific facts and circumstances. Our Support.com Cloud agreements usually include service level thresholds under which we may be liable for certain financial costs.  If our estimates and judgments on any of the foregoing are incorrect, our revenue for one or more periods may be incorrectly recorded.  Please see Note 1 in Notes to the Consolidated Financial Statements for further discussion of our revenue recognition policies.

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

During the second and fourth quarter of 2015, based on various quantitative and qualitative factors which included, among others, the continuing decline in the Company’s market capitalization, the Company determined that sufficient indicators existed warranting a review of the future net cash flows expected to result from the use of the identifiable intangible assets and their eventual disposition.  We determined that asset values were recoverable based on future estimated cash flows and concluded that there was no impairment.  In addition, we performed an assessment of identifiable intangibles during 2016 and concluded that there was no impairment.

If our estimates regarding future cash flows derived from such assets were to change, we may record an impairment charge to the value of these assets.  Such impairment loss would be measured as the difference between the carrying value of the asset and its fair value.  The carrying value of intangible assets as of December 31, 2016 was $266,000.

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

Our deferred tax assets do not include excess tax benefits related to stock-based compensation post ASC 718 adoption.  The total excess tax benefit component of our federal and state net operating loss carryforwards is $4.1 million as of December 31, 2016. Consistent with prior years, the excess tax benefit reflected in our net operating loss carryforwards will be accounted for as a credit to stockholders’ equity, if and when realized.  In determining if and when excess tax benefits have been realized, we have elected to utilize the with-and-without approach with respect to such excess tax benefits.

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

Results of Operations

The following table presents certain Consolidated Statements of Operations data for the periods indicated as a percentage of total revenue:

	Year Ended December 31,
	2016	2015	2014
Revenue:
Services	91%	93%	93%
Software and other	9	7	7
Total revenue	100	100	100
Cost of revenue:
Cost of services	81	79	73
Cost of software and other	1	1	1
Total cost of revenue	82	80	74
Gross profit	18	20	26
Operating expenses:
Research and development	9	9	6
Sales and marketing	11	11	9
General and administrative	21	17	14
Amortization of intangible assets and other	2	1	1
Impairment of goodwill	—	19	—
Restructuring	2	—	—
Total operating expenses	45	57	30
Loss from operations	(27)	(37)	(4)
Interest income and other, net	1	1	1
Loss from continuing operations, before income taxes	(26)	(36)	(3)
Income tax provision (benefit)	—	(1)	1
Loss from continuing operations, after income taxes	(26)	(35)	(4)
Income from discontinued operations, after income taxes	—	—	—
Net Loss	(26)%	(35)%	(4)%

Years Ended December 31, 2016, 2015, and 2014:

Revenue

($ in thousands)	2016	% Change 2015 to 2016	2015	% Change 2014 to 2015	2014
Services	$56,311	(22)%	$72,151	(7)%	$77,272
Software and other	5,349	3%	5,182	(9)%	5,719
Total revenue	$61,660	(20)%	$77,333	(7)%	$82,991

Services. Services revenue consists primarily of fees for technology services generated from our partners. We provide these services remotely, generally using service delivery personnel who utilize our proprietary technology to deliver the services. Services revenue is also comprised of the licensing of our Support.com Cloud. Services revenue for the year ended December 31, 2016 decreased by $15.8 million from 2015.  The decrease in revenue was mainly due to a decrease in the Comcast Wireless Gateway program due to call volume declines.  For the year ended December 31, 2016, services revenue generated from our partnerships was $52.2 million compared to $67.4 million for 2015. For the year ended December 31, 2016, direct services revenue was $4.1 million compared to $4.8 million for 2015.

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

Software and other. Software and other revenue is comprised primarily of fees for end-user software products provided through direct customer downloads, and, to a lesser extent, through the sale of these software products via partners.  Software and other revenue for the year ended December 31, 2016 increased by $0.2 million from 2015 due to new subscriptions being greater than expirations of subscriptions.  Direct software and other revenue was $3.0 million for the years ended December 31, 2016 and 2015.  For the year ended December 31, 2016, software and other revenue generated from our partnerships was $2.4 million compared to $2.2 million for 2015.

Software and other revenue for the year ended December 31, 2015 decreased by $0.5 million from 2014 due to expirations of subscriptions being greater than new subscriptions.  For the year ended December 31, 2015, direct software and other revenue was $3.0 million compared to $3.2 million for 2014. For the year ended December 31, 2015, software and other revenue generated from our partnerships was $2.2 million compared to $2.5 million for 2014.

Revenue Mix

The components of revenue, expressed as a percentage of total revenue were:

	Year Ended December 31,
	2016	2015	2014
Services	91%	93%	93%
Software and other	9%	7%	7%
Total revenue	100%	100%	100%

For the year ended December 31, 2016, Comcast and Office Depot accounted for 60% and 15%, respectively, of our total revenue. For the year ended December 31, 2015, Comcast and Office Depot accounted for 68% and 15%, respectively, of our total revenue. For the year ended December 31, 2014, Comcast and Office Depot accounted for 64% and 16%, respectively, of our total revenue.  No other customers accounted for 10% or more of our total revenue in any year presented.  Revenue from customers outside the United States accounted for less than 1% of our total revenue in 2016, 2015, and 2014.

Cost of Revenue

($ in thousands)	2016	% Change 2015 to 2016	2015	% Change 2014 to 2015	2014
Cost of services	$50,245	(18)%	$61,439	1%	$60,606
Cost of software and other	486	(9)%	536	(36)%	840
Total cost of revenues	$50,731	(18)%	$61,975	1%	$61,446

Cost of services. Cost of services consists primarily of compensation costs and contractor expenses for people providing services, technology and telecommunication expenses related to the delivery of services and other personnel-related expenses in service delivery. The decrease of $11.2 million in cost of services for the year ended December 31, 2016 compared to 2015 was mainly due to lower services revenue which prompted corresponding decreases in wages and employee benefits in connection with supporting our customers.

The increase of $0.8 million in cost of services for the year ended December 31, 2015 compared to 2014 was mainly due to increases in wages and employee benefits in connection with the hiring of additional technology specialists primarily to support new program launches.

Cost of software and other. Cost of software and other fees consists primarily of third-party royalty fees for our end-user software products.  Certain of these products were developed using third-party research and development resources, and the third party receives royalty payments on sales of products it developed.  The decrease of $0.1 million in cost of software and other for the year ended December 31, 2016 compared to 2015 was primarily due to lower third-party license fees. The decrease of $0.3 million in cost of software and other for the year ended December 31, 2015 compared to 2014 was primarily due to lower sales of end-user software products.

Operating expenses

($ in thousands)	2016	% Change 2015 to 2016	2015	% Change 2014 to 2015	2014
Research and development	$5,577	(20)%	$6,957	37%	$5,078
Sales and marketing	6,671	(22)%	8,545	19%	7,206
General and administrative	12,958	(0)%	13,011	15%	11,320
Amortization of intangible assets and other	1,028	(4)%	1,069	(2)%	1,091
Goodwill impairment	—	(100)%	14,240	100%	—
Restructuring	1,146	100%	—	—	—
Total operating expenses	$27,380	(38)%	$43,822	77%	$24,695

Research and development. Research and development expense consists primarily of compensation costs, third-party consulting expenses and related overhead costs for research and development personnel. Research and development costs are expensed as they are incurred. The decrease of $1.4 million in research and development expense for the year ended December 31, 2016 compared to 2015 resulted primarily due to decreased employee related expenses, including stock-based compensation, from reduced headcount in connection with cost reduction efforts. The increase of $1.9 million in research and development expense for the year ended December 31, 2015 compared to 2014 resulted primarily from increases in salary and wage related expenses due to an increase in headcount.

Sales and marketing. Sales and marketing expense consists primarily of compensation costs of business development, program management and marketing personnel, as well as expenses for lead generation and promotional activities, including public relations, advertising and marketing. The decrease of $1.9 million in sales and marketing expense for the year ended December 31, 2016 compared to 2015 resulted primarily from due to decreased employee related expenses, including stock-based compensation, from reduced headcount in connection with cost reduction efforts.

The increase of $1.3 million in sales and marketing expense for the year ended December 31, 2015 compared to 2014 resulted primarily from increases in salary and wage related expenses due to an increase in headcount.

General and administrative. General and administrative expense consists primarily of compensation costs and related overhead costs for administrative personnel and professional fees for legal, accounting and other professional services.  The decrease of $0.1 million in general and administrative expense for the year ended December 31, 2016 compared to 2015 was attributable to lower employee related expenses, primarily stock-based compensation, partially offset by increases in professional service fees.

The increase of $1.7 million in general and administrative expense for the year ended December 31, 2015 compared to 2014 resulted primarily from increases in salary and wage related expenses due to an increase in headcount as well in an increase in professional services.

Amortization of intangible assets and other.  The amortization of intangible assets and other for the year ended December 31, 2016 was consistent with all periods presented.

Goodwill impairment.  During the second quarter of 2015, based on various quantitative and qualitative factors, which included, among others, the continuing decline in the Company’s market capitalization, we determined that sufficient indicators existed warranting a review to determine if the fair value of our single reporting unit had been reduced to below its carrying value. As a result, we performed a two-step goodwill impairment test as required and concluded that our goodwill was fully impaired as of June 30, 2015. Accordingly, we recorded a non-cash goodwill impairment charge of $14.2 million for the three months ended June 30, 2015. In addition, we recorded a tax benefit associated with the goodwill impairment charge of $1.2 million which was reported as income tax provision (benefit) in our condensed consolidated statements of operations. See Note 1 in the accompanying consolidated financial statements for additional information on our goodwill impairment testing.

Restructuring. During the second quarter and fourth quarter of 2016, the Company implemented cost reduction plans.  In connection with implementing the plans, we incurred one-time restructuring costs of $423,000 in the second quarter and $723,000 in the fourth quarter of 2016.  The restructuring costs consisted of severance costs for terminated employees and contract termination costs.  All except for $0.1 million of costs associated with the plans were paid during 2016.  There were no restructuring costs incurred in 2015 and 2014.

Interest income and other, net

($ in thousands)	2016	% Change 2015 to 2016	2015	% Change 2014 to 2015	2014
Interest income and other, net	$518	20%	$430	46%	$294

Interest income and other, net.  Interest income and other, net consists primarily of interest income on our cash, cash equivalents and short-term investments.  The net increase in interest income and other of $88,000 for the year ended December 31, 2016 compared to 2015 was primarily due to increased interest on our investments.  The increase in interest income and other, net, of $136,000 for the year ended December 31, 2015 compared to 2014 was primarily due to increased interest on our investments.

Income tax provision (benefit)
($ in thousands)	2016	% Change 2015 to 2016	2015	% Change 2014 to 2015	2014
Income tax provision (benefit)	$307	132%	$(965)	(230)%	$740

Income tax provision (benefit).  The income tax provision (benefit) is comprised of estimates of current taxes due in domestic and foreign jurisdictions. For the year ended December 31, 2016, the income tax provision primarily consisted of state income tax and foreign taxes.  For the year ended December 31, 2016, the income tax provision consisted of a $304,000 provision for foreign taxes and a $3,000 provision for state income tax. For the year ended December 31, 2015, the income tax provision (benefit) primarily consisted of state income tax, foreign taxes, and tax benefit related to acquisition-related goodwill. For the year ended December 31, 2015, the income tax benefit consisted of $216,000 provision for foreign taxes, $1.2 million benefit for acquisition-related goodwill and $23,000 provision for state income tax. For the year ended December 31, 2014, the income tax provision primarily consisted of state income tax, foreign taxes, and tax expense related to the recording of a deferred tax liability that results from the amortization for income tax purposes of acquisition-related goodwill. For the year ended December 31, 2014, the income tax provision consisted of $422,000 for foreign taxes, $265,000 for amortization for income tax purposes of acquisition-related goodwill and $53,000 for state income tax.

Liquidity and Capital Resources

Total cash, cash equivalents and short-term investments at December 31, 2016 and 2015 was $53.4 million and $65.7 million, respectively.  Cash equivalents and short-term investments are comprised of money market funds, certificates of deposit, corporate notes and bonds, and U.S. government agency securities. The decrease in cash, cash equivalents and short-term investments in fiscal year 2016 was primarily due to cash used by operating activities.

Operating Activities

Net cash provided by (used in) operating activities was $(11.5) million for the year ended December 31, 2016, $(5.5) million for the year ended December 31, 2015, and $1.5 million for the year ended December 31, 2014. Net cash provided by (used in) operating activities primarily reflects the loss for the period, adjusted for non-cash items such as stock-based compensation expense, amortization of intangible assets and other, amortization of premiums and discounts on investments, depreciation, and changes in operating assets and liabilities.

Net cash used in operating activities during 2016 was the result of a net loss for the period of $16.0 million, adjusted for non-cash items totaling $4.2 million and changes in operating assets and liabilities of $346,000.  Adjustments for non-cash items primarily consisted of stock-based compensation expense of $2.0 million, amortization of intangible assets and other of $1.0 million, and depreciation on fixed assets of $720,000.  Changes in operating assets and liabilities primarily consisted of a decrease in accounts receivable, net, of $452,000 due to decreased revenues and increased collection efforts, an $818,000 increase in accounts payable, and a $579,000 increase in deferred revenue offset by decreases of $1.1 million in other accrued liabilities and $305,000 in accrued compensation due to the timing of payments and invoices received.

Net cash used in operating activities during 2015 was the result of a net loss for the period of $(27.0) million, adjusted for non-cash items totaling $17.8 million and changes in operating assets and liabilities of $3.7 million.  Adjustment for non-cash items primarily consisted of goodwill impairment of $14.2 million, deferred tax benefits of $1.2 million, stock-based compensation expense of $2.9 million, amortization of intangible assets and other of $1.1 million, and amortization of premiums and discounts on investments of $467,000.  Changes in operating assets and liabilities primarily consisted of a decrease in accounts receivable, net, of $4.6 million due to decreased revenues and increased collection efforts and a $(1.4) million decrease in accounts payable offset by a $1.1 million increase in other accrued liabilities and other accrued compensation due to the timing of payments and invoices received.

Net cash provided by operating activities during 2014 was the result of a net loss for the period of $(3.5) million, adjusted for non-cash items totaling $5.3 million and changes in operating assets and liabilities of $(351,000).  Adjustment for non-cash items primarily consisted of stock-based compensation expense of $2.9 million, amortization of intangible assets and other of $1.1 million, and amortization of premiums and discounts on investments of $726,000.  The changes in operating assets and liabilities primarily consisted of an increase in accounts receivable, net of $634,000 due to an increase in revenues, a decrease in deferred revenue of $632,000 due to a decrease in sales of services for which revenues are recognized ratably, offset by net increase in accounts payable, accrued compensation, other accrued liabilities and other long-term liabilities of $1.1 million due to the timing of payments.

Investing Activities

Net cash provided by (used in) investing activities was $822,000 for the year ended December 31, 2016, $9.9 million for the year ended December 31, 2015, and $(7.5) million for the year ended December 31, 2014.  Net cash provided by investing activities in 2016 was primarily due to purchases of investments of $(28.6) million and purchases of property and equipment of $(561,000) offset by sales and maturities of investments of $30.0 million.  Net cash provided by investing activities in 2015 was primarily due to purchases of investments of $(37.7) million and purchases of property and equipment of $(1.9) million offset by sales and maturities of investments of $49.5 million.  Net cash used in investing activities in 2014 was primarily due to purchases of investments of $(63.5) million and purchases of property and equipment of $(231,000) offset by sales and maturities of investments of $56.3 million.

Financing Activities

Net cash provided by (used in) financing activities was $(42,000) for the year ended December 31, 2016, $26,000 for the year ended December 31, 2015, and $1.1 million for the year ended December 31, 2014.  In 2016, cash used in financing activities was primarily attributable to the purchase of $86,000 of common stock under employee stock purchase plans offset by a reduction of $(128,000) of treasury stock repurchases.  In 2015, cash generated by financing activities was primarily attributable to the purchase of $157,000 of common stock under employee stock purchase plans offset by a reduction of $(131,000) of treasury stock repurchases.  In 2014, cash generated by financing activities was primarily attributable to the exercise of employee stock options and the purchase of common stock under employee stock purchase plans.

Working Capital and Capital Expenditure Requirements

At December 31, 2016, we had stockholders’ equity of $57.3 million and working capital of $54.9 million. We believe that our existing cash balances will be sufficient to meet our working capital requirements for at least the next 12 months.

If we require additional capital resources to grow our business internally or to acquire complementary technologies and businesses at any time in the future, we may seek to sell additional equity or debt securities. The sale of additional equity could result in more dilution to our stockholders.

Contractual Obligations

The following table summarizes our contractual obligations at December 31, 2016 and the effect these contractual obligations are expected to have on our liquidity and cash flows in future periods (in thousands):

	Payments Due By Period
	Total	Less than 1 year	1 ‑ 3 Years	More than 3 Years
Operating leases	$966	$531	$257	$178
Uncertain tax positions, including interest and penalties	487	235	—	252
	$1,453	$766	$257	$430

These obligations are for non-cancelable operating leases including our headquarters office and offices to carry out research and development and operations globally.

Off-Balance Sheet Arrangements

At December 31, 2016, we did not have any significant off-balance sheet arrangements, as defined in Item 303(a)(4)(ii) of Regulation S-K.

Recent Accounting Pronouncements

In August 2014, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2014-15, Disclosure of Uncertainties about an Entity's Ability to Continue as a Going Concern. ASU 2014-15 explicitly requires management to evaluate, at each annual or interim reporting period, whether there are conditions or events that exist which raise substantial doubt about an entity's ability to continue as a going concern within one year after the date the financial statements are issued and to provide related disclosures. ASU 2014-15 is effective for annual periods ending after December 15, 2016 and earlier application is permitted. The adoption of ASU 2014-15 is assessed by management not to have a material effect on our consolidated financial statements or disclosures.

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers (Topic 606), which provides guidance for revenue recognition and has been further clarified and amended in 2015 and 2016. ASU 2014-09 is a comprehensive new revenue recognition model requiring a company to recognize revenue to depict the transfer of goods or services to customers at an amount reflecting the consideration it expects to receive in exchange for those goods or services. In doing so, companies will need to use more judgment and make more estimates than under current U.S. GAAP. These may include identifying performance obligations in the contract, estimating the amount of variable consideration to include in the transaction price and allocating the transaction price to each separate performance obligation.  ASU 2014-09 is effective in the first quarter of 2018.  Early adoption is permitted although the Company does not intend to early adopt the standard.  In adopting ASU 2014-09, companies may use either a full retrospective approach or a modified retrospective approach.  Under the modified retrospective approach, the Company would not restate the prior financial statements presented. This guidance requires a company to  provide additional disclosures of the amount by which each financial statement line item is affected in the current reporting period during 2018 as compared to the guidance that was in effect before the change, and an explanation of the reasons for significant changes, if any.   The Company has not yet selected a transition method and is currently evaluating the effect that the updated standard will have on its consolidated financial statements and related disclosures.

In November 2015, the FASB issued ASU No. 2015-17, Balance Sheet Classification of Deferred Taxes (Topic 740), which simplifies the presentation of deferred income taxes. Under ASU 2015-17, deferred tax assets and liabilities are required to be classified as noncurrent, eliminating the prior requirement to separate deferred tax assets and liabilities into current and noncurrent. The new guidance is effective for the Company beginning on January 1, 2017, with early adoption permitted. The standard may be adopted prospectively or retrospectively to all periods presented. The adoption of ASU 2015-17 is not expected to have a material effect on our consolidated financial statements or disclosures.

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

In March 2016, the FASB issued ASU No. 2016-09, Compensation—Stock Compensation (Topic 718), Improvements to Employee Share-Based Payment Accounting which includes multiple provisions intended to simplify various aspects of the accounting for share-based payments. Excess tax benefits for share-based payments will be recorded as a reduction of income taxes and reflected in operating cash flows upon the adoption of this ASU. Excess tax benefits are currently recorded in equity and as financing activity under the current rules. ASU 2016-09 is effective for annual and interim reporting periods beginning after December 15, 2016. The adoption of ASU 2016-09 is not expected to have a material effect on our consolidated financial statements or disclosures.

In October 2016, the FASB issued ASU No. 2016-16,  Income Taxes - Intra-Entity Transfers of Assets Other Than Inventory (Topic 740), which requires entities to recognize the income tax consequences of an intra-entity transfer of an asset other than inventory when the transaction occurs as opposed to deferring tax consequences and amortizing them into future periods. This update is effective for annual and interim periods beginning after December 15, 2017, with early adoption permitted. A modified retrospective approach with a cumulative-effect adjustment directly to retained earnings at the beginning of the period of adoption is required. The Company does not expect the adoption of this standard to have a material impact on its consolidated financial position or results of operations.

In January 2017, the FASB issued ASU No. 2017-01, Business Combinations – Clarifying the Definition of a Business (Topic 805), with the objective of adding guidance to assist entities with evaluating whether transactions should be accounted for as acquisitions or disposals of assets or businesses. The new guidance is effective for annual and interim periods beginning after December 15, 2017. The Company does not expect the adoption of this standard to have a material impact on its consolidated financial position and results of operations.

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

As of December 31, 2016, we held $36.5 million in short-term investments (excluding cash and cash equivalents), which consisted primarily of government debt securities, corporate notes and bonds, and commercial paper. The weighted average interest rate of our portfolio was approximately 0.84% at December 31, 2016. A decline in interest rates over time would reduce our interest income from our investments. A hypothetical 10% increase or decrease in interest rates, however, would not have a material impact adverse effect on our financial condition.

Impact of Foreign Currency Rate Changes

The functional currencies of our international operating subsidiaries are the local currencies. We translate the assets and liabilities of our foreign subsidiaries at the exchange rates in effect on the balance sheet date. We translate their income and expenses at the average rates of exchange in effect during the period. We include translation gains and losses in the stockholders’ equity section of our consolidated balance sheets. We include net gains and losses resulting from foreign exchange transactions in interest income and other in our consolidated statements of operations. Since we translate foreign currencies (primarily Canadian dollars and Indian rupees) into U.S. dollars for a small portion of our operations, currency fluctuations have had an immaterial impact on our consolidated statements of operations. We have both revenue and expenses that are denominated in foreign currencies. Neither a weaker or stronger U.S. dollar environment would have a material impact on our consolidated statement of operations. The historical impact of currency fluctuations on our consolidated statements of operations has generally been immaterial. As of December 31, 2016, we did not engage in foreign currency hedging activities.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

SUPPORT.COM, INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders
Support.com, Inc.
Redwood City, California

We have audited the accompanying consolidated balance sheets of Support.com, Inc. as of  December 31, 2016 and 2015 and the related consolidated statements of operations, comprehensive loss, stockholders’ equity, and cash flows for the three years in the period ended December 31, 2016.  These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting.  Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting.  Accordingly, we express no such opinion.  An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Support.com, Inc. at December 31, 2016 and 2015, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2016, in conformity with accounting principles generally accepted in the United States of America.

/s/ BDO USA, LLP

San Jose, California

March 6, 2017

SUPPORT.COM, INC.

CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share data)

	December 31,
	2016	2015
ASSETS
Current assets:
Cash and cash equivalents	$16,890	$27,598
Short-term investments	36,519	38,136
Accounts receivable, less allowance of $19 and $6 at December 31, 2016 and 2015, respectively	9,567	10,019
Prepaid expenses and other current assets	1,211	1,474
Total current assets	64,187	77,227
Property and equipment, net	1,706	1,989
Intangible assets, net	266	1,294
Other assets	1,070	982
Total assets	$67,229	$81,492
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,085	$267
Accrued compensation	2,974	3,280
Other accrued liabilities	2,496	3,623
Short-term deferred revenue	2,759	2,184
Total current liabilities	9,314	9,354
Long-term deferred revenue	106	102
Other long-term liabilities	501	690
Total liabilities	9,921	10,146
Commitments and contingencies (Note 5)
Stockholders’ equity:
Common stock; par value $0.0001, 50,000,000 shares authorized; 19,030,024 issued and 18,548,180 outstanding at December 31, 2016; 18,717,439 issued and 18,286,961 outstanding at December 31, 2015	2	2
Additional paid-in capital	267,400	265,327
Treasury stock, at cost (481,844 shares at December 31, 2016 and 430,478 shares at December 31, 2015)	(5,295)	(5,167)
Accumulated other comprehensive loss	(2,329)	(2,302)
Accumulated deficit	(202,470)	(186,514)
Total stockholders’ equity	57,308	71,346
Total liabilities and stockholders’ equity	$67,229	$81,492

See accompanying notes.

SUPPORT.COM, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

	Year Ended December 31,
	2016	2015	2014
Revenue:
Services	$56,311	$72,151	$77,272
Software and other	5,349	5,182	5,719
Total revenue	61,660	77,333	82,991
Costs of revenue:
Cost of services	50,245	61,439	60,606
Cost of software and other	486	536	840
Total cost of revenue	50,731	61,975	61,446
Gross profit	10,929	15,358	21,545
Operating expenses:
Research and development	5,577	6,957	5,078
Sales and marketing	6,671	8,545	7,206
General and administrative	12,958	13,011	11,320
Amortization of intangible assets and other	1,028	1,069	1,091
Goodwill impairment	—	14,240	—
Restructuring	1,146	—	—
Total operating expenses	27,380	43,822	24,695
Loss from operations	(16,451)	(28,464)	(3,150)
Interest income and other, net	518	430	294
Loss from continuing operations, before income taxes	(15,933)	(28,034)	(2,856)
Income tax provision (benefit)	307	(965)	740
Loss from continuing operations, after income taxes	(16,240)	(27,069)	(3,596)
Income from discontinued operations, after income taxes	284	28	113
Net loss	$(15,956)	$(27,041)	$(3,483)

Basic earnings (loss) per share:
Continuing operations, after income taxes	$(0.88)	$(1.49)	$(0.20)
Discontinued operations, after income taxes	0.01	0.00	0.01
Basic net loss per share	$(0.87)	$(1.49)	$(0.19)

Diluted earnings (loss) per share:
Continuing operations, after income taxes	$(0.88)	$(1.49)	$(0.20)
Discontinued operations, after income taxes	0.01	0.00	0.01
Diluted net loss per share	$(0.87)	$(1.49)	$(0.19)

Shares used in computing basic net loss per share	18,409	18,182	17,944
Shares used in computing diluted net loss per share	18,409	18,182	17,944

See accompanying notes.

SUPPORT.COM, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(in thousands)

	Year Ended December 31,
	2016	2015	2014

Net loss	$(15,956)	$(27,041)	$(3,483)

Other comprehensive loss:
Change in foreign currency translation adjustment	(77)	(236)	(117)
Change in net unrealized gain (loss) on investments	50	(38)	(37)
Other comprehensive loss	(27)	(274)	(154)

Comprehensive loss	$(15,983)	$(27,315)	$(3,637)

See accompanying notes.

SUPPORT.COM, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(in thousands, except share data)

	Common Stock		Additional Paid-In Capital(1)	Treasury Stock	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders’ Equity(1)
	Shares(1)	Amount(1)
Balances at December 31, 2013	17,760,665	$2	$258,294	$(5,036)	$(1,874)	$(155,990)	$95,396
Net loss	—	—	—	—	—	(3,483)	(3,483)
Other comprehensive loss	—	—	—	—	(154)	—	(154)
Stock-based compensation expense	—	—	2,874	—	—	—	2,874
Issuance of common stock upon exercise of stock options for cash and releases of RSUs	288,318	—	874	—	—	—	874
Issuance of common stock under employee stock purchase plan	39,178	—	222	—	—	—	222
Utilized excess tax benefit	—	—	(8)	—	—	—	(8)
Balances at December 31, 2014	18,088,161	2	262,256	(5,036)	(2,028)	(159,473)	95,721
Net loss	—	—	—	—	—	(27,041)	(27,041)
Other comprehensive loss	—	—	—	—	(274)	—	(274)
Stock-based compensation expense	—	—	2,914	—	—	—	2,914
Issuance of common stock upon exercise of stock options for cash and releases of RSUs	184,495	—	—	—	—	—	—
Issuance of common stock under employee stock purchase plan	47,250	—	157	—	—	—	157
Repurchase of common stock……	(32,945)	—	—	(131)	—	—	(131)
Balances at December 31, 2015	18,286,961	2	265,327	(5,167)	(2,302)	(186,514)	71,346
Net loss	—	—	—	—	—	(15,956)	(15,956)
Other comprehensive loss	—	—	—	—	(27)	—	(27)
Stock-based compensation expense	—	—	1,987	—	—	—	1,987
Issuance of common stock upon exercise of stock options for cash and releases of RSUs	270,317	—	1	—	—	—	1
Issuance of common stock under employee stock purchase plan	42,268	—	85	—	—	—	85
Repurchase of common stock……	(51,366)	—	—	(128)	—	—	(128)
Balances at December 31, 2016	18,548,180	$2	$267,400	$(5,295)	$(2,329)	$(202,470)	$57,308

(1)	Prior periods adjusted to reflect the impact of the one-for-three reverse stock split that became effective on January 20, 2017, as discussed in Note 1.

See accompanying notes.

SUPPORT.COM, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Year Ended December 31,
	2016	2015	2014
Operating activities:
Net loss	$(15,956)	$(27,041)	$(3,483)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Stock-based compensation expense	1,987	2,914	2,874
Amortization of intangible assets and other	1,028	1,069	1,091
Amortization of premiums and discounts on investments	284	467	726
Depreciation	720	324	275
Goodwill impairment	—	14,240	—
Deferred income taxes	17	(1,167)	326
Loss on disposal of fixed assets	124	—	—
Changes in operating assets and liabilities:
Accounts receivable, net	452	4,608	(634)
Prepaid expenses and other current assets	264	(73)	(82)
Other assets	(83)	141	(80)
Accounts payable	818	(1,358)	764
Accrued compensation	(305)	485	634
Other accrued liabilities	(1,126)	589	(331)
Other long-term liabilities	(253)	(261)	10
Deferred revenue	579	(405)	(632)
Net cash provided by (used in) operating activities	(11,450)	(5,468)	1,458
Investing activities:
Purchases of property and equipment	(561)	(1,896)	(231)
Purchases of investments	(28,610)	(37,695)	(63,510)
Maturities of investments	29,993	49,493	56,275
Net cash provided by (used in) investing activities	822	9,902	(7,466)
Financing activities:
Utilized excess tax benefit	—	—	(8)
Proceeds from issuance of common stock	86	157	1,096
Repurchase of common stock	(128)	(131)	—
Net cash provided by (used in) financing activities	(42)	26	1,088
Net (decrease) increase in cash and cash equivalents	(10,670)	4,460	(4,920)
Effect of exchange rate changes on cash and cash equivalents	(38)	(216)	(116)
Cash and cash equivalents at beginning of year	27,598	23,354	28,390
Cash and cash equivalents at end of year	$16,890	$27,598	$23,354
Supplemental schedule of cash flow information:
Cash paid for income taxes	$170	$193	$225

See accompanying notes.

SUPPORT.COM, INC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1. Organization and Summary of Significant Accounting Policies

Nature of Operations

Support.com, Inc. (“Support.com”, “the Company”, “We” or “Our”), was incorporated in the state of Delaware on December 3, 1997.  Our common stock trades on the Nasdaq Capital Market under the symbol “SPRT.”

Support.com is a leading provider of cloud-based software and services that enable technology support for a connected world. Our technology support services programs help leading brands create new revenue streams and deepen customer relationships. We offer turnkey, outsourced support services for service providers, retailers and technology companies. Our technology support services programs are designed for both the consumer and small and medium business (“SMB”) markets, and include computer and mobile device set-up, security and support, virus and malware removal, wireless network set-up, and home security and automation system support. Our Support.com Cloud offering is a SaaS solution for companies to optimize support interactions with their customers using their own or third party support personnel. The solution enables companies to quickly resolve complex technology issues for their customers, boosting agent productivity and dramatically improving the customer experience.

Basis of Presentation

On January 20, 2017, the Company implemented a one-for-three reverse split of the Corporation’s issued and outstanding common stock.  As of the effective date, every three shares of issued and outstanding common stock was combined into one newly issued share of common stock with no fractional shares being issued.  Total cash payments made by the Company to stockholders in lieu of fractional shares were not material.

All references in this Annual Report to number of common shares, price per share, and weighted average shares of common stock have been adjusted to reflect the Reverse Stock Split on a retroactive basis for all prior periods presented, unless otherwise noted, including reclassifying an amount equal to the reduction in par value of common stock to additional paid-in-capital.

The consolidated financial statements include the accounts of Support.com and its wholly-owned foreign subsidiaries. All intercompany transactions and balances have been eliminated.

In June 2009, we sold our legacy Enterprise software business to Consona Corporation. Therefore, our audited consolidated financial statements and accompanying notes reflect the Enterprise business as a discontinued operation for all periods presented in accordance with ASC 360, Accounting for the Impairment or Disposal of Long-Lived Assets.

Foreign Currency Translation

The functional currency of our foreign subsidiaries is generally the local currency. Assets and liabilities of our wholly owned foreign subsidiaries are translated from their respective functional currencies at exchange rates in effect at the balance sheet date, and revenues and expenses are translated at average exchange rates prevailing during the year. Any material resulting translation adjustments are reflected as a separate component of stockholders’ equity in accumulated other comprehensive income (loss). Realized foreign currency transaction gains (losses) were not material during the years ended December 31, 2016, 2015, and 2014.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes.  The accounting estimates that require management’s most significant, difficult and subjective judgments include revenue recognition, assumptions used to estimate self-insurance accruals, the valuation of investments, the assessment of recoverability of intangible assets and their estimated useful lives, the assessment of recoverability of goodwill and indefinite-lived intangible assets, the valuation of stock-based compensation expense and the recognition and measurement of current and deferred income tax assets and liabilities. Actual results could differ materially from these estimates.

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

The following table summarizes the allowance for doubtful accounts as of December 31, 2016, 2015, and 2014 (in thousands):

	Balance at Beginning of Period	Adjustments to Costs and Expenses	Write- offs	Balance at End of Period
Allowance for doubtful accounts:

Year ended December 31, 2014	$—	$12	$(10)	$2
Year ended December 31, 2015	$2	$29	$(25)	$6
Year ended December 31, 2016	$6	$37	$(24)	$19

As of December 31, 2016, Comcast accounted for approximately 70% of our total accounts receivable. As of December 31, 2015, Comcast and Office Depot accounted for approximately 73% and 13%, respectively, of our total accounts receivable.  No other customers accounted for 10% or more of our total accounts receivable as of December 31, 2016 and 2015.

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

Our cash equivalents and short-term investments are classified as available-for-sale, and are reported at fair value with unrealized gains/losses included in accumulated other comprehensive loss within stockholders’ equity on the consolidated balance sheets and in the consolidated statements of comprehensive loss. We view our available-for-sale portfolio as available for use in our current operations, and therefore we present our marketable securities as short-term assets.

We monitor our investments for impairment on a quarterly basis and determine whether a decline in fair value is other-than-temporary by considering factors such as current economic and market conditions, the credit rating of the security’s issuer, the length of time an investment’s fair value has been below our carrying value, the Company’s intent to sell the security and the Company’s belief that it will not be required to sell the security before the recovery of its amortized cost. If an investment’s decline in fair value is deemed to be other-than-temporary, we reduce its carrying value to its estimated fair value, as determined based on quoted market prices or liquidation values. Declines in value judged to be other-than-temporary, if any, are recorded in operations as incurred. At December 31, 2016, the Company evaluated its unrealized losses on available-for-sale securities and determined them to be temporary. We currently do not intend to sell securities with unrealized losses and we concluded that we will not be required to sell these securities before the recovery of their amortized cost basis.

At December 31, 2016 and 2015, the estimated fair value of cash, cash equivalents and investments was $53.4 million and $65.7 million, respectively.  The following is a summary of cash, cash equivalents and investments at December 31, 2016 and 2015 (in thousands):

	For the Year Ended December 31, 2016
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Cash	$7,593	$—	$—	$7,593
Money market fund	9,297	—	—	9,297
Certificates of deposit	1,273	—	—	1,273
Commercial paper	4,989	—	—	4,989
Corporate notes and bonds	19,357	—	(40)	19,317
U.S. government agency securities	10,941	1	(2)	10,940
	$53,450	$1	$(42)	$53,409
Classified as:
Cash and cash equivalents	$16,890	$—	$—	$16,890
Short-term investments	36,560	1	(42)	36,519
	$53,450	$1	$(42)	$53,409

	For the Year Ended December 31, 2015
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Cash	$8,486	$—	$—	$8,486
Money market fund	19,112	—	—	19,112
Certificates of deposit	2,980	—	(1)	2,979
Commercial paper	996	—	—	996
Corporate notes and bonds	31,255	—	(83)	31,172
U.S. government agency securities	2,996	—	(7)	2,989
	$65,825	$—	$(91)	$65,734
Classified as:
Cash and cash equivalents	$27,598	$—	$—	$27,598
Short-term investments	38,227	—	(91)	38,136
	$65,825	$—	$(91)	$65,734

The following table summarizes the estimated fair value of our available-for-sale securities classified by the stated maturity date of the security (in thousands):

	December 31,
	2016	2015
Due within one year	$27,730	$23,588
Due within two years	8,789	14,548
	$36,519	$38,136

We determined that the gross unrealized losses on our available-for-sale investments as of December 31, 2016 are temporary in nature. The fair value of our available-for-sale securities at December 31, 2016 and 2015 reflects a net unrealized loss of $41,000 and $91,000, respectively.  There were no net realized gains (losses) on available-for-sale securities in the years ended December 31, 2016 and 2015.  The cost of securities sold is based on the specific identification method.

The following table sets forth the unrealized losses for the Company’s available-for-sale investments as of December 31, 2016 and 2015 (in thousands):

As of December 31, 2016	In Loss Position Less Than 12 Months		In Loss Position More Than 12 Months		Total In Loss Position
Description	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Certificates of deposit	$480	$—	$—	$—	$480	$—
Corporate notes and bonds	12,450	(15)	5,767	(25)	18,217	(40)
U.S. government agency securities	3,422	(1)	998	—	4,420	(1)
Total	$16,352	$(16)	$6,765	$(25)	$23,117	$(41)

As of December 31, 2015	In Loss Position Less Than 12 Months		In Loss Position More Than 12 Months		Total In Loss Position
Description	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Certificates of deposit	$1,439	$(1)	$240	$—	$1,679	$(1)
Corporate notes and bonds	20,949	(24)	11,218	(59)	32,167	(83)
U.S. government agency securities	—	—	2,989	(7)	2,989	(7)
Total	$22,388	$(25)	$14,447	$(66)	$36,835	$(91)

Property and Equipment

Property and equipment are stated at cost, less accumulated depreciation which is determined using the straight-line method over the estimated useful lives of two to five years for computer equipment and software, three years for furniture and fixtures, and the shorter of the estimated useful lives or the lease term for leasehold improvements. Repairs and maintenance costs are expensed as they are incurred.

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

In certain cases, we are paid for services that are sold but not yet delivered. We initially record such balances as deferred revenue, and recognize revenue when the service has been provided or, on the non-subscription portion of these balances, when the likelihood of the service being redeemed by the customer is remote (“services breakage”). Based on our historical redemption patterns for these relationships, we believe that the likelihood of a service being delivered more than 90 days after sale is remote.  We therefore recognize non-subscription deferred revenue balances older than 90 days as services revenue. For the years ended December 31, 2016, 2015 and 2014, services breakage revenue accounted for less than 1% of total services revenue.

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

Services revenue also includes fees from licensing of our Support.com cloud-based software.  In such arrangements, customers receive a right to use our Support.com Cloud in their own technology support organizations. We license our cloud-based software using a SaaS model under which customers cannot take possession of the technology and pay us on a per-user basis during the term of the arrangement. In addition, services revenue includes fees from implementation services of our cloud-based software.  Currently, revenues from implementation services are recognized ratably over the customer life which is estimated as the term of the arrangement once the Support.com Cloud services are made available to customers. We generally charge for these services on a time and material basis.

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

Advertising Costs

Advertising costs are recorded as sales and marketing expense in the period in which they are incurred.  Advertising expense was $0.8 million, $1.2 million, and $2.2 million for the years ended December 31, 2016, 2015, and 2014, respectively.

Earnings (Loss) Per Share

Basic earnings (loss) per share is computed using our net income (loss) and the weighted average number of common shares outstanding during the reporting period.  Diluted earnings (loss) per share is computed using our net income (loss) and the weighted average number of common shares outstanding, including the effect of the potential issuance of common stock such as stock issuable pursuant to the exercise of stock options and vesting of restricted stock units (“RSUs”) using the treasury stock method when dilutive.  We excluded outstanding weighted average stock options of 1.4 million, 1.4 million and 1.3 million for the years ended December 31, 2016, 2015, and 2014, respectively, from the calculation of diluted earnings per common share because the exercise prices of these stock options were greater than or equal to the average market value of the common stock. These stock options could be included in the calculation in the future if the average market value of the common stock increases and is greater than the exercise price of these stock options.  Since we reported a net loss for the years ended December 31, 2016 and 2015, 23,000 and 29,000 outstanding options and RSUs were also excluded from the computation of diluted loss per share since their effect would have been anti-dilutive.

The following table sets forth the computation of basic and diluted net earnings (loss) per share (in thousands, except per share amounts):

	Year Ended December 31,
	2016	2015	2014
Net loss	$(15,956)	$(27,041)	$(3,483)
Basic:
Weighted-average shares of common stock outstanding	18,409	18,182	17,944
Shares used in computing basic net loss per share	18,409	18,182	17,944
Basic net loss per share	$(0.87)	$(1.49)	$(0.19)
Diluted:
Weighted-average shares of common stock outstanding	18,409	18,182	17,944
Add: Common equivalent shares outstanding	—	—	—
Shares used in computing diluted net loss per share	18,409	18,182	17,944
Diluted net loss per share	$(0.87)	$(1.49)	$(0.19)

Accumulated Other Comprehensive Loss

The components of accumulated other comprehensive loss, which relate entirely to accumulated foreign currency translation losses associated with our foreign subsidiaries and unrealized losses on investments, consisted of the following (in thousands):

	Foreign Currency Translation Losses	Unrealized Gains (Losses) on Investments	Total
Balance as of December 31, 2014	$(1,975)	$(53)	$(2,028)
Current-period other comprehensive loss	(236)	(38)	(274)
Balance as of December 31, 2015	$(2,211)	$(91)	$(2,302)
Current-period other comprehensive gain (loss)	(77)	50	(27)
Balance as of December 31, 2016	$(2,288)	$(41)	$(2,329)

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

The fair value of our stock-based awards was estimated using the following weighted average assumptions for the years ended December 31, 2016, 2015, and 2014:

	Stock Option Plan			Employee Stock Purchase Plan
	2016	2015	2014	2016	2015	2014
Risk-free interest rate	0.9%	1.2%	1.6%	0.5%	0.2%	0.1%
Expected term (in years)	3.9	3.8	5.1	0.5	0.5	0.5
Volatility	48.3%	53.9%	57.3%	46.7%	41.2%	49.1%
Expected dividend	0%	0%	0%	0%	0%	0%
Weighted average grant-date fair value	$0.32	$0.68	$1.17	$0.24	$0.34	$0.64

We recorded the following stock-based compensation expense for the fiscal years ended December 31, 2016, 2015, and 2014 (in thousands):

	For the Year Ended December 31,
	2016	2015	2014
Stock-based compensation expense related to grants of:
Stock options	$387	$989	$1,110
ESPP	40	65	110
RSU	1,560	1,860	1,654
	$1,987	$2,914	$2,874
Stock-based compensation expense recognized in:
Cost of service	$172	$234	$267
Cost of software and others	5	10	14
Research and development	400	589	479
Sales and marketing	172	381	413
General and administrative	1,238	1,700	1,701
	$1,987	$2,914	$2,874

Cash (used in) proceeds from the issuance of common stock, net of repurchase of common stock, was $(42,000), $26,000, and $1.1 million for the years ended December 31, 2016, 2015, and 2014, respectively.  No income tax benefit was realized from stock option exercises during the years ended December 31, 2016 and December 31, 2015.  An income tax charge of $8,000 was incurred from stock option exercises during the year ended December 31, 2014. In accordance with ASC 718, we present excess tax benefits from the exercise of stock options, if any, as net cash generated in financing activities.

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

We generally agree to indemnify our customers against legal claims that our end-user software products infringe certain third-party intellectual property rights. As of December 31, 2016, we were not required to make any payment resulting from infringement claims asserted against our customers and have not recorded any related accruals.

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

In accordance with ASC 820, the following table represents our fair value hierarchy for our financial assets (cash equivalents and investments) measured at fair value on a recurring basis as of December 31, 2016 and 2015 (in thousands):

As of December 31, 2016	Level 1	Level 2	Level 3	Total
Money market funds	$9,297	$—	$—	$9,297
Certificates of deposit	—	1,273	—	1,273
Commercial paper	—	4,989	—	4,989
Corporate notes and bonds	—	19,317	—	19,317
U.S. government agency securities	—	10,940	—	10,940
Total	$9,297	$36,519	$—	$45,816

As of December 31, 2015	Level 1	Level 2	Level 3	Total
Money market funds	$19,112	$—	$—	$19,112
Certificates of deposit	—	2,979	—	2,979
Commercial paper	—	996	—	996
Corporate notes and bonds	—	31,172	—	31,172
U.S. government agency securities	—	2,989	—	2,989
Total	$19,112	$38,136	$—	$57,248

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

Revenue from customers located outside the United States was less than 1% of total for the years ended December 31, 2016, 2015, and 2014.

For the year ended December 31, 2016, Comcast and Office Depot accounted for approximately 60% and 15%, respectively, of our total revenue. For the year ended December 31, 2015, Comcast and Office Depot accounted for approximately 68% and 15%, respectively, of our total revenue. For the year ended December 31, 2014, Comcast and Office Depot accounted for 64% and 16%, respectively, of our total revenue. There were no other customers that accounted for 10% or more of our total revenue in any of the periods presented.

Long-lived assets are attributed to the geographic location in which they are located.  We include in long-lived assets all tangible assets.  Long-lived assets by geographic areas are as follows (in thousands):

	December 31,
	2016	2015
United States	$1,681	$1,956
India	23	33
Philippines	2	—
Total	$1,706	$1,989

Financial Statement Reclassification

Certain expenses accrued at December 31, 2015 relating to employee commissions and bonuses were reclassified from Other accrued liabilities to Accrued compensation to conform to the presentation of those liabilities in the balance sheet for the year ended December 31, 2016.  These reclassifications have no impact on previously reported total revenue, net income (loss), net assets, or total cash flows.

Recent Accounting Pronouncements

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers (Topic 606), which provides guidance for revenue recognition and has been further clarified and amended in 2015 and 2016. ASU 2014-09 is a comprehensive new revenue recognition model requiring a company to recognize revenue to depict the transfer of goods or services to customers at an amount reflecting the consideration it expects to receive in exchange for those goods or services. In doing so, companies will need to use more judgment and make more estimates than under current U.S. GAAP. These may include identifying performance obligations in the contract, estimating the amount of variable consideration to include in the transaction price and allocating the transaction price to each separate performance obligation.  ASU 2014-09 is effective in the first quarter of 2018.  Early adoption is permitted although the Company does not intend to early adopt the standard.  In adopting ASU 2014-09, companies may use either a full retrospective approach or a modified retrospective approach.  Under the modified retrospective approach, the Company would not restate the prior financial statements presented. This guidance requires a company to provide additional disclosures of the amount by which each financial statement line item is affected in the current reporting period during 2018 as compared to the guidance that was in effect before the change, and an explanation of the reasons for significant changes, if any. The Company has not yet selected a transition method and is currently evaluating the effect that the updated standard will have on its consolidated financial statements and related disclosures.

In August 2014, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2014-15, Disclosure of Uncertainties about an Entity's Ability to Continue as a Going Concern. ASU 2014-15 explicitly requires management to evaluate, at each annual or interim reporting period, whether there are conditions or events that exist which raise substantial doubt about an entity's ability to continue as a going concern within one year after the date the financial statements are issued and to provide related disclosures. ASU 2014-15 is effective for annual periods ending after December 15, 2016 and earlier application is permitted. The Company is adopting the new standard on a prospective basis for the fiscal year ended December 31, 2016.

In November 2015, the FASB issued ASU No. 2015-17, Balance Sheet Classification of Deferred Taxes (Topic 740), which simplifies the presentation of deferred income taxes. Under ASU 2015-17, deferred tax assets and liabilities are required to be classified as noncurrent, eliminating the prior requirement to separate deferred tax assets and liabilities into current and noncurrent.  While the guidance is effective for the Company beginning January 1, 2017, the Company early adopted the standard in Q1 2016.  As the Company’s deferred tax assets are all noncurrent, no reclassification is necessary and the adoption of ASU 2015-17 has not had a material effect on our consolidated financial statements or disclosures.

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

In March 2016, the FASB issued ASU No. 2016-09, Compensation—Stock Compensation (Topic 718), Improvements to Employee Share-Based Payment Accounting which includes multiple provisions intended to simplify various aspects of the accounting for share-based payments. Excess tax benefits for share-based payments will be recorded as a reduction of income taxes and reflected in operating cash flows upon the adoption of this ASU. Excess tax benefits are currently recorded in equity and as financing activity under the current rules. ASU 2016-09 is effective for annual and interim reporting periods beginning after December 15, 2016. The adoption of ASU 2016-09 is not expected to have a material effect on our consolidated financial statements or disclosures.

In October 2016, the FASB issued ASU No. 2016-16, Income Taxes - Intra-Entity Transfers of Assets Other Than Inventory (Topic 740), which requires entities to recognize the income tax consequences of an intra-entity transfer of an asset other than inventory when the transaction occurs as opposed to deferring tax consequences and amortizing them into future periods. This update is effective for annual and interim periods beginning after December 15, 2017, with early adoption permitted. A modified retrospective approach with a cumulative-effect adjustment directly to retained earnings at the beginning of the period of adoption is required. The Company does not expect the adoption of this standard to have a material impact on its consolidated financial position or results of operations.

In January 2017, the FASB issued ASU No. 2017-01, Business Combinations – Clarifying the Definition of a Business (Topic 805), with the objective of adding guidance to assist entities with evaluating whether transactions should be accounted for as acquisitions or disposals of assets or businesses. The new guidance is effective for annual and interim periods beginning after December 15, 2017. The Company does not expect the adoption of this standard to have a material impact on its consolidated financial position and results of operations.

Note 2. Warrants

On October 25, 2010, we entered into a Support Services Agreement (the “Customer Agreement”) with Comcast Cable Communications Management, LLC (“Comcast”) under which Support.com provides technology support services to customers of Comcast in exchange for fees. In connection with the Customer Agreement, Support.com and Comcast entered into a Warrant Agreement, under which Support.com agreed to issue to Comcast warrants to purchase up to 325,000 shares of Support.com common stock in the future in the event that Comcast meets specified sales milestones under the Customer Agreement. Each warrant, if issued, would have an exercise price per share of $14.8494 and a term of three years from issuance.  On September 27, 2011, the Company and Comcast amended the Warrant Agreement to extend the expiration date for the performance milestones while maintaining the previously agreed revenue thresholds. The warrants were valued as they were earned, and the resulting value was recorded as a charge against revenue in the period in which the performance milestone was met and the warrant was earned.  During the third and fourth quarters of 2013, the performance milestones for the first and second tranche of warrants were met, respectively. Therefore, we issued to Comcast warrants to purchase a total of 163,333 shares of our common stock (warrants to purchase 55,333 shares were issued on September 30, 2013 and warrants to purchase 108,000 shares were issued on December 31, 2013) and recorded warrant-related charges of $777,000 against revenue for the year ended December 31, 2013.  The first tranche, consisting of warrants to purchase 55,333 shares, and the second tranche, consisting of warrants to purchase 108,000 shares expired on September 30, 2016 and December 31, 2016, respectively.  The right to receive the final tranche expired on March 31, 2014 due to the termination of the Customer Agreement on such date.

Note 3. Property and Equipment

Property and equipment are stated at cost, less accumulated depreciation, and consist of the following as of December 31, 2016 and 2015 (in thousands):

	December 31,
	2016	2015
Computer equipment and software	$7,145	$4,976
Furniture and office equipment	165	187
Leasehold improvements	359	359
Construction in progress	—	1,710
	7,669	7,232
Accumulated depreciation	(5,963)	(5,243)
	$1,706	$1,989

Depreciation expense was $720,000, $324,000, and $275,000 for the years ended December 31, 2016, 2015, and 2014, respectively.

Note 4. Intangible Assets

Amortization expense related to intangible assets was $1.0 million, $1.1 million, and $1.1 million for the years ended December 31, 2016, 2015, and 2014, respectively.

In December 2006, we acquired the use of a toll-free telephone number for cash consideration of $250,000. This asset has an indefinite useful life. The intangible asset is tested for impairment annually or more often if events or changes in circumstances indicate that the carrying value may not be recoverable.

The following table summarizes the components of intangible assets (in thousands):

	Non- compete	Partner Relationships	Customer Base	Technology Rights	Tradenames	Indefinite Life Intangibles	Total
As of December 31, 2016
Gross carrying value	$593	$145	$641	$5,330	$760	$250	$7,719
Accumulated amortization	(581)	(145)	(637)	(5,330)	(760)	—	(7,453)
Net carrying value	$12	$—	$4	$—	$—	$250	$266

As of December 31, 2015
Gross carrying value	$593	$145	$641	$5,330	$760	$250	$7,719
Accumulated amortization	(555)	(145)	(545)	(4,474)	(706)	—	(6,425)
Net carrying value	$38	$—	$96	$856	$54	$250	$1,294

The estimated future amortization expense of intangible assets, with the exception of the indefinite-life intangible assets as of December 31, 2016 is as follows (in thousands):

Fiscal Year	Amount
2017	$16
Total	$16

Weighted average remaining useful life	0.36 years

Note 5. Commitments and Contingencies

Lease commitments

Headquarters office lease. On June 7, 2012, we entered into a sublease and master landlord consent agreement for our headquarters office facility, covering approximately 21,620 square feet and located in Redwood City, California.  This original lease, which was scheduled to expire on February 18, 2017, has been extended with another lessor through April 30, 2017.  The original lease provides for escalating payments over the term and rent expense is recognized on a straight-line basis.

Other facility leases. We lease our facilities under non-cancelable operating lease agreements, which expire at various dates through August 2021.

Total facility rent expense pursuant to all operating lease agreements was $620,000, $548,000, and $550,000 for the years ended December 31, 2016, 2015, and 2014, respectively.

As of December 31, 2016, minimum payments due under all non-cancelable lease agreements were as follows (in thousands):

Years ending December 31,	Operating Leases
2017	$531
2018	150
2019	107
2020	107
Thereafter	71
Total minimum lease and principal payments	$966

Legal contingencies

On October 11, 2016 the Wage and Hour Division of the U.S. Department of Labor (the “DOL”) notified the Company that it would be conducting an audit of the Company relating to compliance with the Fair Labor Standards Act (“FLSA”).  The DOL has indicated that the focus of the audit is directed to compliance with overtime requirements related to our technology specialists who work from home providing technical support services.  The audit commenced on October 20, 2016 and is ongoing as of the date of this report.  While a loss may be reasonably possible, an estimate of loss, if any, cannot reasonably be determined as of the date of this report. On January 24, 2017 the DOL notified the Company that it would be conducting an audit of the Company relating to compliance with the Family and Medical Leave Act of 1993.  As of the date of this report the audit has not yet commenced.

On December 20, 2016 the Federal Trade Commission (“FTC”) issued a Civil Investigative Demand to the Company requiring the Company to produce certain documents and materials and to answer certain interrogatories relating to PC Healthcheck, a software program provided by the Company to certain third parties.  The FTC has not alleged a factual basis underlying the investigation. On January 17, 2017 the Consumer Protection Division of the Office of Attorney General, State of Washington (“Washington AG”), issued a Civil Investigative Demand to the Company requiring the Company to produce certain documents and materials and to answer certain interrogatories relating to PC Healthcheck.  The Washington AG has not alleged a factual basis underlying the investigation. The Company is in the process of responding to both Civil Investigative Demands.

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

Guarantees

We have identified guarantees in accordance with ASC 450, Contingencies. This guidance stipulates that an entity must recognize an initial liability for the fair value, or market value, of the obligation it assumes under the guarantee at the time it issues such a guarantee, and must disclose that information in its interim and annual financial statements. We have entered into various service level agreements with our partners, in which we may guarantee the maintenance of certain service level thresholds. Under some circumstances, if we do not meet these thresholds, we may be liable for certain financial costs. We evaluate costs for such guarantees under the provisions of ASC 450. We consider such factors as the degree of probability that we would be required to satisfy the liability associated with the guarantee and the ability to make a reasonable estimate of the resulting cost. We incurred zero costs as a result of such obligations during the years ended December 31, 2016 and 2015, respectively. We have not accrued any liabilities related to such obligations in the consolidated financial statements as of December 31, 2016 and 2015.

Note 6. Restructuring Obligations and Charges

Severance

For the year ended December 31, 2016, the Company recorded $1,033,000 of severance and benefit related costs, respectively, included in restructuring costs in the consolidated statement of operations, related to the termination of 78 employees worldwide as a result of cost reduction efforts. As of December 31, 2016, $983,000 of severance and benefit related costs have been paid.  The Company expects the remaining $50,000 in severance to be paid by March 31, 2017.

Contract Terminations

For the year ended December 31, 2016, the Company recorded $113,000 of contract termination costs included in restructuring related costs in the consolidated statement of operations, related to the termination of contracts as a result of cost reduction efforts. As of December 31, 2016, approximately $31,000 of unpaid costs are included in accrued liabilities in the consolidated balance sheet. The Company expects all remaining obligations to be paid by March 31, 2017.

	Contract Terminations	Severance	Total
Restructuring obligations, December 31, 2015	$-	$-	$-
Restructuring costs incurred	113	1,033	1,146
Cash payments	(82)	(983)	(1,065)

Restructuring obligations, December 31, 2016	$31	$50	$81

Note 7. Other Accrued Liabilities

Other accrued liabilities consist of the following (in thousands):

	As of December 31,
	2016	2015
Accrued expenses	$842	$1,978
Self-insurance accruals	911	953
Customer deposits	556	570
Restructuring obligations	81	—
Other accrued liabilities	106	122
Total other accrued liabilities	$2,496	$3,623

Note 8. Stockholders’ Equity

Equity Compensation Plan

We adopted the amended and restated 2010 Equity and Performance Incentive Plan (the “2010 Plan”), effective as of February 8, 2010.  Under the 2010 Plan, the number of shares of Common Stock that may be issued will not exceed in the aggregate 1,666,666 shares of Common Stock plus the number of shares of Common Stock relating to prior awards under the 2000 Omnibus Equity Incentive Plan that expire, are forfeited or are cancelled after the adoption of the 2010 Plan, subject to adjustment as provided in the 2010 Plan. Pursuant to an approval from the Company’s shareholders, the number of shares of Common Stock that may be issued under the 2010 Plan was increased by 750,000 shares of Common Stock in May 2013 and 333,333 shares in June 2016.  No grants will be made under the 2010 Plan after the tenth anniversary of its effective date.  Under our 2010 Plan, as of December 31, 2016, there were approximately 1.1 million shares available for grant.

We adopted the 2014 Inducement Award Plan (the “Inducement Plan”), effective as of May 13, 2014.  Under the Inducement Plan, the number of shares of Common Stock that may be issued will not exceed in the aggregate 666,666 shares of Common Stock.  Under our Inducement Plan, as of December 31, 2016, there were approximately 100,000 shares available for grant.

Stock Options

The following tables represent stock option activity for the years ended December 31, 2016, 2015, and 2014:

	Number of Shares	Weighted Average Exercise Price per Share	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
Outstanding options at December 31, 2013	1,794,130	$10.65	3.66	$4,039
Granted	497,583	$6.69
Exercised	(125,601)	$6.96
Forfeited	(994,100)	$10.50

Outstanding options at December 31, 2014	1,172,012	$9.48	6.28	$3
Granted	297,385	$4.89
Exercised	—	$—
Forfeited	(246,241)	$10.20

Outstanding options at December 31, 2015	1,223,156	$8.22	6.66	$0
Granted	663,431	$2.51
Exercised	(185)	$2.51
Forfeited	(504,559)	$7.12

Outstanding options at December 31, 2016	1,381,843	$14.85	4.95	$50
Options vested and expected to vest	1,343,443	$5.96	4.83	$48
Exercisable at December 31, 2016	892,927	$7.18	2.69	$25

The aggregate intrinsic value in the table above represents the total pre-tax intrinsic value that would have been received by the option holders had they all exercised their options on December 31, 2016, 2015, and 2014. This amount will change based on the fair market value of our stock. The total aggregate intrinsic value of options exercised under our stock option plans was $0, $0, and $71,000 for the years ended December 31, 2016, 2015, and 2014, respectively. The total fair value of options vested during 2016, 2015, and 2014 was $1.3 million, $1.0 million, and $845,000, respectively.

During the second quarter of 2014, the Company’s Compensation Committee approved the grant of (i) 250,000 market-based stock options to the Company’s new President and Chief Executive Officer (CEO), and (ii) 37,500 market-based stock options to certain key executives. The market-based stock options shall only be exercisable, to the extent vested, upon the Company’s achievement of specified stock price thresholds. In accordance with ASC 718, the Company estimated the grant-date fair values of its market-based stock options as $3.81 - $3.99 per share with derived service periods of 1.87 - 4.52 years using a Monte-Carlo simulation model.  In November 2016 and January 2017, the Company’s President and CEO and the Company’s Chief Operating Officer and Chief Financial Officer, respectively, each submitted their resignations and accordingly forfeited all remaining unvested market-based options.  As a result, approximately $0.5 million of previously recognized stock based compensation expense was reversed in November 2016 related to the Company President and CEO’s forfeited options.

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

At December 31, 2016, there was $592,000 of unrecognized compensation cost related to stock options which is expected to be recognized over a weighted average period of 2.49 years.

Employee Stock Purchase Plan

In the second quarter of 2011, to advance the interests of the Company and its stockholders by providing an incentive to attract, retain and reward eligible employees and by motivating such persons to contribute to the growth and profitability of the Company, the Company’s Board of Directors and stockholders approved a new Employee Stock Purchase Plan and reserved 333,333 shares of our common stock for issuance effective as of May 15, 2011. The ESPP continues in effect for ten (10) years from its effective date unless terminated earlier by the Company. The ESPP consists of six-month offering periods during which employees may enroll in the plan.  The purchase price on each purchase date shall not be less than eighty-five percent (85%) of the lesser of (a) the fair market value of a share of stock on the offering date of the offering period, or (b) the fair market value of a share of stock on the purchase date.

A total of 42,268 shares, 47,250 shares, and 39,178 shares were issued under the ESPP during the years ended December 31, 2016, 2015, and 2014, respectively.  As of December 31, 2016, approximately 138,252 shares remain available for grant under the ESPP.

Restricted Stock Units

The following table represents RSU activity for the years ended December 31, 2016, 2015, and 2014:

	Number of Shares	Weighted Average Grant-Date Fair Value per Share	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
Outstanding RSUs at December 31, 2013	552,948	$15.27	1.57	$6,287
Awarded	321,363	$7.08
Released	(162,716)	$14.16
Forfeited	(223,651)	$14.40
Outstanding RSUs at December 31, 2014	487,944	$10.53	1.56	$3,067
Awarded	373,687	$4.62
Released	(184,828)	$10.71
Forfeited	(110,838)	$9.69
Outstanding RSUs at December 31, 2015	565,965	$6.75	1.41	$1,715
Awarded	203,449	$2.65
Released	(270,132)	$7.14
Forfeited	(147,361)	$5.57
Outstanding RSUs at December 31, 2016	351,921	$4.59	1.06	$908

On May 16, 2014, pursuant to the employment offer letter as approved by the Company's Compensation Committee, and in addition to the market-based stock options, the Company issued 72,917 RSUs to the Company’s new President and Chief Executive Officer. These RSUs vest over four years from the grant date in equal annual vesting tranches with 25% becoming vested on each of the first four anniversaries of the grant date subject to continuous service.

On June 4, 2014, the Board of Directors of the Company approved, based on recommendations of the Compensation Committee, a grant of 36,075 RSUs to non-employee directors.  These RSUs vest upon the first anniversary of the grant date.

At December 31, 2016, there was $1.1 million of unrecognized compensation cost related to RSUs which is expected to be recognized over a weighted average period of 1.64 years.

Stock Repurchase Program

On April 27, 2005, our Board of Directors authorized the repurchase of up to 666,666 outstanding shares of our common stock. As of December 31, 2016, the maximum number of shares remaining that can be repurchased under this program was 602,467.  The Company does not intend to repurchase shares without a pre-approval from its Board of Directors.

Treasury Stock

The Board of Directors has given the Company the general authorization to repurchase shares of its common stock to satisfy withholding tax obligations related to vested RSUs granted to certain key executives and non-employee directors. The Company repurchased 51,366 shares at aggregate costs of approximately $128,000 for the year ended December 31, 2016 to satisfy withholding taxes related to stock-based compensation.

Stockholder Rights Agreement and Tax Benefits Preservation Plan

On April 20, 2016, our Board approved an amendment to the Company’s Rights Agreement, dated as of October 13, 2015 (the “Original Rights Agreement”), by and between the Company and Computershare Trust Company, N.A., as rights agent (the “Rights Agent”). The amendment, which was subsequently executed on that date by the Company and the Rights Agent, changed the Final Expiration Date of the rights under the Original Rights Agreement (the “Original Rights”) from the close of business on October 10, 2016 to the close of business on April 20, 2016. As a result, the Original Rights have expired and the Original Rights Agreement has been terminated.

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

Our Board adopted the Section 382 Tax Benefits Preservation Plan in an effort to diminish the risk that the Company’s ability to utilize its net operating loss carryovers (collectively, the “NOLs”) to reduce potential future federal income tax obligations may become substantially limited. Under the Internal Revenue Code of 1986, as amended (the “Code”), and the regulations promulgated thereunder by the U.S. Treasury Department, these NOLs may be “carried forward” in certain circumstances to offset any current and future taxable income and thus reduce federal income tax liability, subject to certain requirements and restrictions. However, if the Company experiences an “ownership change,” within the meaning of Section 382 of the Code (“Section 382”), its ability to utilize the NOLs may be substantially limited, and the timing of the usage of the NOLs could be substantially delayed, which could therefore significantly impair the value of those assets. Section 382 and the Treasury regulations thereunder make the Company’s commercial risk from a Section 382 limitation triggering event particularly acute given the relative size of its current cash on hand to its market capitalization. As applied to the Company’s current cash position and current market capitalization, if the Company was to currently experience an ownership change, it would be subject to Section 382’s “non-business asset” limitation which would result in the Company permanently losing all $136.8 million of its NOLs.

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

Note 9. Income Taxes

The components of our loss before income taxes are as follows (in thousands):

	Year Ended December 31,
	2016	2015	2014
United States	$(16,463)	$(25,754)	$(3,412)
Foreign	530	(2,280)	556
Total	(15,933)	(28,034)	(2,856)
Income from discontinued operations, before income taxes	—	—	—
Loss from continuing operations, before income taxes	$(15,933)	$(28,034)	$(2,856)

The provision (benefit) for income taxes from continuing operations consisted of the following (in thousands):

	Year Ended December 31,
Current:	2016	2015	2014
Federal	$—	$—	$—
State	3	23	34
Foreign	287	179	380
Total Current	290	202	414
Deferred
Federal	—	(1,119)	265
State	—	(84)	19
Foreign	17	36	42
Total Deferred	17	(1,167)	326
Provision (benefit) for income taxes	$307	$(965)	$740

The provision (benefit) for income taxes is comprised of estimates of current taxes due in domestic and foreign jurisdictions.

The reconciliation of the Federal statutory income tax rate to our effective income tax rate is as follows (in thousands):

	Year Ended December 31,
	2016	2015	2014
Provision at Federal statutory rate	$(5,517)	$(9,812)	$(1,000)
State taxes	3	(60)	53
Permanent differences/other	156	1,370	633
Stock-based compensation	1,157	762	2,311
Federal valuation allowance (used) provided	4,508	6,775	(1,257)
Provision (benefit) for income taxes	$307	$(965)	$740

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.   Significant components of our deferred tax assets and liabilities are as follows (in thousands):

	December 31,
	2016	2015
Deferred Tax Assets
Fixed assets	$133	$163
Deferred revenue	39	28
Accruals and reserves	324	428
Stock options	945	1,706
Net operating loss carryforwards	48,852	44,863
Federal and state credits	3,320	3,323
Foreign credits	156	152
Intangible assets	4,167	4,259
Research and development expense	4,347	2,539
Gross deferred tax assets	62,283	57,461
Valuation allowance	(62,079)	(57,245)
Total deferred tax assets	204	216
Deferred Tax Liabilities	—	—
Net deferred tax asset/liabilities	$204	$216

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

Based on management’s review discussed above, the realization of deferred tax assets is dependent on improvements over present levels of consolidated pre-tax income.  Until the Company is consistently profitable in the U.S., it will not realize its deferred tax assets.  Deferred income taxes have not been provided on the cumulative undistributed earnings of foreign subsidiaries. The amount of such earnings at December 31, 2016 was $1.7 million. These earnings have been permanently reinvested and the Company does not plan to initiate any action that would precipitate the payment of income tax thereon.  The US tax impact, if such amounts were remitted, would be zero due to the Company’s net operating losses.  Foreign withholding taxes on amounts remitted would be $725,000.

The net valuation allowance increased by approximately $4.8 million and $7.6 million during the years ended December 31, 2016 and 2015, respectively.  As of December 31, 2016, $4.1 million of the valuation allowance against federal and state net operating loss carryforwards relates to the tax benefit of stock option exercises that, when realized, will be recorded as a credit to additional paid in capital rather than as a reduction of the provision for income taxes. As of December 31, 2016, the Company had Federal and state net operating loss carryforwards of approximately $136.8 million and $75.7 million, respectively. The Federal net operating loss and credit carryforwards will expire at various dates beginning in 2020 through 2036, if not utilized. The state net operating loss carryforwards will expire at various dates beginning in 2017 through 2036, if not utilized.

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

A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows (in thousands):

	Year Ended December 31,
	2016	2015
Balance at beginning of year	$2,368	$2,460
Increase related to prior year tax positions	8	—
Decrease related to prior year tax positions	(4)	(78)
Increase related to current year tax positions	82	12
Decrease related to lapse of statute of limitations	(169)	(26)
Balance at end of year	$2,285	$2,368

The Company’s total amounts of unrecognized tax benefits that, if recognized, that would affect its tax rate are $0.3 million and $0.4 million as of December 31, 2016 and 2015, respectively.

The Company’s policy is to include interest and penalties related to unrecognized tax benefits within its provision for (benefit from) income taxes. The Company had $176,000 accrued for payment of interest and penalties related to unrecognized tax benefits as of December 31, 2016.  The Company had $136,000 and $176,000 accrued for payment of interest and penalties related to unrecognized tax benefit as of December 31, 2015 and 2014, respectively.

As of December 31, 2016, the amount of recognized tax benefit where it is reasonably possible that a significant change may occur in the next 12 months is approximately $235,000. The change would result from expiration of a statute of limitations in a foreign jurisdiction.

The Company files federal, state and foreign income tax returns in jurisdictions with varying statutes of limitations. Due to its net operating loss carryforwards, the Company’s income tax returns generally remain subject to examination by federal and most state authorities. In our foreign jurisdictions, the 2008 through 2015 tax years remain subject to examination by their respective tax authorities.

We are required to make periodic filings in the jurisdictions where we are deemed to have a presence for tax purposes. We have undergone audits in the past and have paid assessments arising from these audits. Our India entity was issued notices of income tax assessment pertaining to the 2004-2009 fiscal years.  The notices claimed that the transfer price used in our inter-company agreements resulted in understated income in our Indian entity. During the fourth quarter of 2014, the Company re-evaluated the probability of its tax position and recorded an ASC 740-10 reserve of $269,000 related to India transfer pricing.  The Company’s tax position related to India has not changed in 2016 aside from an additional $3,000 increase to the reserve representing accrued interest.  Separately, the Company filed for an Advanced Pricing Agreement (APA) with the India tax authority in Q1 of 2015 and expects that the APA will be completed during 2017.  The APA would cover the tax years from 2011-2019.  As of December 31, 2016, based upon data available from the Company’s discussions with India Tax Authorities, the Company believes that it would be appropriate to record an ASC 740-10 reserve of $111,000 related to the APA.

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

Note 10. Related Party Transactions

During the second quarter of 2016, the Independent Committee of the Board of Directors approved the reimbursement of $425,000 of proxy contest costs to VIEX Capital Advisors, LLC (“VIEX Capital”), a beneficial owner holding approximately 5.9% of the Company’s voting stock.  A member of the Company’s Board of Directors is also managing member of VIEX Capital.  As of December 31, 2016, the full amount of the reimbursement has been paid.

Note 11. Quarterly Financial Information (Unaudited)

Selected quarterly financial information for 2016 and 2015 is as follows:

	Fiscal Year 2016 Quarter Ended
	Mar. 31, 2016	Jun. 30, 2016	Sept. 30, 2016	Dec. 31, 2016
	(in thousands, except per share data)
Statements of Operations Data:
Revenue:
Services	$15,283	$13,609	$14,163	$13,256
Software and other	1,314	1,320	1,364	1,351
Total revenue	16,597	14,929	15,527	14,607
Cost of revenue:
Cost of services	13,860	12,696	11,847	11,842
Cost of software and other	119	138	120	109
Total cost of revenue	13,979	12,834	11,967	11,951
Gross profit	2,618	2,095	3,560	2,656
Operating expenses:
Research and development	1,708	1,420	1,336	1,113
Sales and marketing	2,072	1,866	1,463	1,270
General and administrative	3,248	4,235	2,703	2,772
Amortization of intangible assets and other	267	267	267	227
Restructuring	—	423	—	723
Total operating expenses	7,295	8,211	5,769	6,105
Loss from operations	(4,677)	(6,116)	(2,209)	(3,449)
Interest income and other, net	133	126	124	135
Loss from continuing operations, before income taxes	(4,544)	(5,990)	(2,085)	(3,314)
Income tax provision	52	36	44	175
Loss from continuing operations, after income taxes	(4,596)	(6,026)	(2,129)	(3,489)
Income from discontinued operations, after income taxes	284	—	—	—
Net loss	$(4,312)	$(6,026)	$(2,129)	$(3,489)
Basic loss per share:
Loss from continuing operations, after income taxes	$(0.24)	$(0.33)	$(0.12)	$(0.19)
Income (loss) from discontinued operations, after income taxes	0.00	0.00	0.00	0.00
Basic net loss per share	$(0.24)	$(0.33)	$(0.12)	$(0.19)
Diluted loss per share:
Loss from continuing operations, after income taxes	$(0.24)	$(0.33)	$(0.12)	$(0.19)
Income (loss) from discontinued operations, after income taxes	0.00	0.00	0.00	0.00
Diluted net loss per share	$(0.24)	$(0.33)	$(0.12)	$(0.19)

	Fiscal Year 2015 Quarter Ended
	Mar. 31, 2015	Jun. 30, 2015	Sept. 30, 2015	Dec. 31, 2015
	(in thousands, except per share data)
Statements of Operations Data:
Revenue:
Services	$21,875	$19,295	$16,563	$14,418
Software and other	1,282	1,305	1,302	1,293
Total revenue	23,157	20,600	17,865	15,711
Cost of revenue:
Cost of services	18,394	15,804	14,357	12,884
Cost of software and other	150	131	128	127
Total cost of revenue	18,544	15,935	14,485	13,011
Gross profit	4,613	4,665	3,380	2,700
Operating expenses:
Research and development	1,524	1,930	1,790	1,713
Sales and marketing	2,208	2,089	2,195	2,053
General and administrative	3,060	3,076	3,047	3,828
Amortization of intangible assets and other	268	267	267	267
Goodwill impairment	—	14,240	—	—
Total operating expenses	7,060	21,602	7,299	7,861
Loss from operations	(2,447)	(16,937)	(3,919)	(5,161)
Interest income and other, net	100	106	113	111
Loss from continuing operations, before income taxes	(2,347)	(16,831)	(3,806)	(5,050)
Income tax provision (benefit)	126	(1,227)	60	76
Loss from continuing operations, after income taxes	(2,473)	(15,604)	(3,866)	(5,126)
Income (loss) from discontinued operations, after income taxes	$42	$(5)	$(5)	$(4)
Net loss	(2,431)	(15,609)	(3,871)	(5,130)
Basic earnings (loss) per share:
Loss from continuing operations, after income taxes	$(0.15)	$(0.87)	$(0.21)	$(0.27)
Income (loss) from discontinued operations, after income taxes	.03	(0.00)	(0.00)	(0.00)
Basic net loss per share	$(0.12)	$(0.87)	$(0.21)	$(0.27)
Diluted earnings (loss) per share:
Loss from continuing operations, after income taxes	$(0.15)	$(0.87)	$(0.21)	$(0.27)
Income (loss) from discontinued operations, after income taxes	0.03	(0.00)	(0.00)	(0.00)
Diluted net loss per share	$(0.12)	$(0.87)	$(0.21)	$(0.27)

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES.

None.

ITEM 9A.	CONTROLS AND PROCEDURES.

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

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting during the fourth quarter of 2016 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Under the supervision and with the participation of our management, including our CEO and CFO, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework). As part of this evaluation, management established an internal control project team, engaged outside consultants and adopted a project work plan to document and assess the adequacy of our internal control over financial reporting, address any control deficiencies that were identified, and to validate through testing that the controls are functioning as documented. Based on the results of this evaluation, our management has concluded that our internal control over financial reporting was effective as of December 31, 2016 to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external reporting purposes in accordance with generally accepted accounting principles. We reviewed the results of management’s assessment with the Audit Committee of Support.com’s Board of Directors.

ITEM 9B.	OTHER INFORMATION.

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

The information required by Item 10 of Form 10-K with respect to Item 401 of Regulation S-K regarding our directors is incorporated herein by reference from the information contained in the section entitled “Directors and Nominees” in our definitive Proxy Statement for the 2016 Annual Meeting of Stockholders (the “Proxy Statement”), a copy of which will be filed with the Securities and Exchange Commission.

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

	(3)	Exhibits—See in Item 15(b) of this report.

(b)	Exhibits.

Exhibit	Description of Document
3.1	Restated Certificate of Incorporation, as amended (incorporated by reference to Exhibit 3.1 of Support.com’s annual report on Form 10-K for the year ended December 31, 2001)
3.2
Certificate of Amendment to Support.com’s Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 of Support.com’s current report on Form 8-K filed with the SEC on June 23, 2009)

3.3
Certificate of Designation of Series A Junior Participating Preferred Stock of Support.com (incorporated by reference to Exhibit 3.1 of Support.com’s current report on Form 8-K filed with the SEC on October 14, 2015)

3.4	Amended and Restated Bylaws (incorporated by reference to Exhibit 3.1 of Support.com’s current report on Form 8-K filed with the SEC on February 5, 2016)
3.5
Certificate of Designation of Series B Junior Participating Preferred Stock, as filed with the Secretary of State of Delaware on April 21, 2016 (incorporated by reference to Exhibit 3.1 of Support.com’s current report on Form 8-K filed with the SEC on April 21, 2016)

3.6
Certificate of Amendment to the Restated Certificate of Incorporation of the Company effective January 20, 2017, filed on January 13, 2017 (incorporated by reference to Exhibit 3.1 of Support.com’s Form 8-K filed with the SEC on January 13, 2017

4.1	Form of Common Stock Certificate (incorporated by reference to Exhibit 4.1 of Support.com’s quarterly report on Form 10-Q for the quarter ended June 30, 2002)
4.2
Rights Agreement with Computershare Trust Company, N.A., dated October 13, 2015 (incorporated by reference to Exhibit 4.1 of Support.com’s current report on Form 8-K filed with the SEC on October 14, 2015).

4.3
Section 382 Tax Benefits Preservation Plan, dated as of April 20, 2016, by and between Support.com, Inc. and Computershare Trust Company, N.A., as Rights Agent (incorporated by reference to Exhibit 4.1 of Support.com’s current report on Form 8-K filed with the SEC on April 21, 2016)

4.4
Amendment No. 1, dated as of April 20, 2016, to the Rights Agreement, dated as of October 13, 2015, by and between Support.com, Inc. and Computershare Trust Company, N.A., as Rights Agent (incorporated by reference to Exhibit 4.2 to Support.com’s Form 8-A/A filed with the SEC on April 21, 2016)

4.5
Certificate of Elimination of the Series A Preferred Stock filed with the Secretary of State of the State of Delaware on April 21, 2016 (incorporated by reference to  Exhibit 4.3 to Support.com’s Form 8-A/A filed with the SEC on April 21, 2016)

4.6
Support.com, Inc. Second Amended and Restated 2010 Equity and Performance Incentive Plan (incorporated by reference to Support.com's proxy statement on Schedule 14a, filed with the SEC on May 12, 2016)

10.1*	Support.com’s amended and restated 2010 Equity and Incentive Compensation Plan (incorporated by reference to Exhibit 4.1 of Support.com’s current report on Form 8-K filed with the SEC on May 21, 2010)

10.2*	Support.com’s 2010 Employee Stock Purchase Plan (incorporated by reference to Annex A of Support.com’s definitive proxy statement for Support.com’s 2011 annual meeting of stockholders)
10.3*	Support.com’s 2014 Inducement Award Plan (incorporated by reference to Exhibit 10.2 of Support.com’s current report on Form 8-K filed with the SEC on May 19, 2014)
10.4*	Form of Directors’ and Officers’ Indemnification Agreement (incorporated by reference to Exhibit 10.4 of Support.com’s registration statement on Form S-1 filed with the SEC on February 18, 2000)
10.5*
Employment Offer Letter between Support.com and Roop Lakkaraju, dated October 22, 2013 (incorporated by reference to Exhibit 10.1 of Support.com’s current report on Form 8-K filed with the SEC on October 30, 2013)

10.6*
Employment Offer Letter between Support.com and Elizabeth Cholawsky, dated May 8, 2014 (incorporated by reference to Exhibit 10.1 of Support.com’s current report on Form 8-K filed with the SEC on May 19, 2014)

10.7*	Form of Stock Option Grant Notification for Officers and Employees (incorporated by reference to Exhibit 10.1(a) of Support.com’s quarterly report on Form 10-Q filed on November 5, 2009).
10.8	Sublease Agreement with TYCO Healthcare Group LP dated June 7, 2012(incorporated by reference to Exhibit 10.1 of Support.com’s quarterly report on form 10-Q filed with the SEC on August 8, 2012).
10.9
Master Services Agreement Call Handling Services between Comcast and Support.com, effective as of October 1, 2013 (incorporated by reference to Exhibit 10.19 of Support.com’s annual report on Form 10-K filed with the SEC on, 2014) (1)

10.10
Statement of Work Number 1 to Master Services Agreement Call Handling Services between Comcast and Support.com, effective as of October 1, 2013 (incorporated by reference to Exhibit 10.20 of Support.com’s annual report on Form 10-K filed with the SEC on March 7, 2014) (1)

10.11
Change Management Form Number 1 under Statement of Work Number 1 to Master Services Agreement Call Handling Services between Comcast and Support.com, effective as of December 22, 2013 (incorporated by reference to Exhibit 10.24 of Support.com’s annual report on Form 10-K filed with the SEC on March 7, 2014 (1)

10.12
Amendment Number 1 to Statement of Work Number 1 to Master Services Agreement Call Handling Services between Comcast and Support.com, effective as of December 31, 2013 (incorporated by reference to Exhibit 10.21 of Support.com’s annual report on Form 10-K filed with the SEC on March 7, 2014)

10.13
Statement of Work Number 2 to Master Services Agreement Call Handling Services between Comcast and Support.com, effective as of December 31, 2013 (incorporated by reference to Exhibit 10.22 of Support.com’s annual report on Form 10-K filed with the SEC on March 7, 2014) (1)

10.14
Statement of Work Number 3 to Master Services Agreement Call Handling Services between Comcast and Support.com, effective as of March 21, 2014 (incorporated by reference to Exhibit 10.3 of Support.com’s quarterly report on Form 10-Q filed with the SEC on May 8, 2014) (1)

10.15
Change Management Form Number 2 under Statement of Work Number 1 to Master Services Agreement Call Handling Services between Comcast and Support.com, effective as of February 27, 2014 (incorporated by reference to Exhibit 10.1 of Support.com’s quarterly report on Form 10-Q filed with the SEC on May 8, 2014) (1)

10.16
Change Management Form Number 3 under Statement of Work Number 1 to Master Services Agreement Call Handling Services between Comcast and Support.com, effective as of March 4, 2014 (incorporated by reference to Exhibit 10.2 of Support.com’s quarterly report on Form 10-Q filed with the SEC on May 8, 2014) (1)

10.17
First Change Management Form to Statement of Work Number 3 to Master Services Agreement Call Handling Services between Comcast and Support.com, effective as of June 4, 2014 (incorporated by reference to Exhibit 10.1 of Support.com’s current report on Form 8-K filed with the SEC on June 11, 2014)

10.18
Reseller Agreement between Comcast and Support.com, effective as of June 6, 2014 (incorporated by reference to Exhibit 10.1 of Support.com’s current report on Form 8-K filed with the SEC on June 18, 2014) (1)

10.19
Change Management Form Number 4 under Statement of Work Number 1 to Master Services Agreement Call Handling Services between Comcast and Support.com, effective as of September 17, 2014 (incorporated by reference to Exhibit 10.1 of Support.com’s current report on Form 8-K filed with the SEC on October 6, 2014) (1)

10.20
Change Management Form Number 5 under Statement of Work Number 1 to Master Services Agreement Call Handling Services between Comcast and Support.com, effective as of September 18, 2014 (incorporated by reference to Exhibit 10.2 of Support.com’s current report on Form 8-K filed with the SEC on October 6, 2014) (1)

10.21
Statement of Work Number 4 to Master Services Agreement Call Handling Services between Comcast and Support.com, effective as of February 6, 2015 (incorporated by reference to Exhibit 10.1 of Support.com’s current report on Form 8-K filed with the SEC on February 18, 2015) (1)

10.22	Compensatory Arrangement between Support.com and Jim Stephens for his term as Executive Chairman and Interim CEO commencing March 25, 2014
10.23
Change Management Form Number 6 under Statement of Work Number 3 to Master Services Agreement Call Handling Services between Comcast and Support.com, effective as of April 6, 2015 (incorporated by reference to Exhibit 10.2 of Support.com’s current report on Form 8-K filed with the SEC on April 9, 2015) (1)

10.24
Amendment Number 1 to Statement of Work Number 3 to Master Services Agreement Call Handling Services between Comcast and Support.com, effective as of June 2, 2015 (incorporated by reference to Exhibit 10.2 of Support.com’s current report on Form 8-K filed with the SEC on July 2, 2015)

10.25
Change Management Form Number 6 under Statement of Work Number 1 to Master Services Agreement Call Handling Services between Comcast and Support.com, effective as of November 18, 2015 (incorporated by reference to Exhibit 10.1 of Support.com’s current report on Form 8-K filed with the SEC on November 24, 2015) (1)

10.26
Change Management Form Number 7 under Statement of Work Number 3 to Master Services Agreement Call Handling Services between Comcast and Support.com, effective as of November 18, 2015 (incorporated by reference to Exhibit 10.2 of Support.com’s current report on Form 8-K filed with the SEC on November 24, 2015) (1)

10.27	Form of Directors’ and Officers’ Indemnification Agreement (incorporated by reference to Exhibit 10.1 of Support.com’s current report on Form 8-K filed with the SEC on December 10, 2015).
10.28
Change Management Form Number 1 to Master Services Agreement Call Handling Services between Comcast and Support.com, effective as of December 15, 2015 (incorporated by reference to Exhibit 10.1 of Support.com’s current report on Form 8-K filed with the SEC on December 16, 2015) (1)

10.29
Amendment to Master Services Agreement Call Handling Services between Comcast and Support.com, Inc. effective as of May 23, 2016 (incorporated by reference to Exhibit 10.1 of Support.com’s Form 8-K filed with the SEC on May 26, 2016)

10.30
Change Management Form #8 to Statement of Work #1, between Comcast and Company, signed June 2, 2016 (incorporated by reference to Exhibit 10.1 of Support.com’s Form 8-K filed with the SEC on June 7,  2016) (1)

10.31
Change Management Form #8 to Statement of Work #3, between Comcast and Company, signed June 2, 2016 (incorporated by reference to Exhibit 10.2 of Support.com’s Form 8-K filed with the SEC on June 7, 2016) (1)

10.32
Change Management Form #9 to Statement of Work #3, between Comcast and Support.com, signed July 13, 2016 (incorporated by reference to Exhibit 10.1 of Support.com’s Form 8-K filed with the SEC on July 29, 2016) (1)

10.33
Separation Agreement and General Release, dated October 31, 2016, by and between Support.com, Inc. and Elizabeth M. Cholawsky (incorporated by reference to Exhibit 10.1 of Support.com’s Form 8-K filed with the SEC on November 1, 2016)

10.34
Change Management Form #7 to Statement of Work #1, between Comcast and Company, signed December 9, 2016 (incorporated by reference to Exhibit 10.1 of Support.com’s Form 8-K filed with the SEC on December 20, 2016) (1)

10.35
Change Management Form #10 to Statement of Work #3, between Comcast and Support.com, signed December 9, 2016 (incorporated by reference to Exhibit 10.2 of Support.com’s Form 8-K filed with the SEC on December 20, 2016) (1)

10.36	Lease Agreement between HCP LS Redwood City, LLC and the Company dated December 20, 2016.
10.37*
Employment Offer Letter between Rick Bloom and Support.com, Inc., dated December 21, 2016 and effective as of October 28, 2016 ((incorporated by reference to Exhibit 10.1 of Support.com’s Form 8-K filed with the SEC on December 22, 2016)

10.38
Change Management Form #11 to Statement of Work #3, between Comcast and Company, signed February 6, 2017 (incorporated by reference to Exhibit 10.1 of Support.com’s Form 8-K filed with the SEC on February 10, 2017) (1)

21.1	Subsidiaries of Support.com, Inc.
23.1	Consent of Independent Registered Public Accounting Firm
24.1	Power of Attorney (see the signature page of this Form 10-K)
31.1	Chief Executive Officer Section 302 Certification.
31.2	Principal Financial Officer Section 302 Certification.
32.1	Statement of the Chief Executive Officer under 18 U.S.C. § 1350(2)

32.2	Statement of the Principal Financial Officer under 18 U.S.C. § 1350(2)
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema
101.CAL	XBRL Taxonomy Extension Calculation Linkbase
101.DEF	XBRL Taxonomy Extension Definition Linkbase
101.LAB	XBRL Taxonomy Extension Label Linkbase
101.PRE	XBRL Taxonomy Extension Presentation Linkbase

*	Denotes an executive or director compensation plan or arrangement

(1)	Confidential treatment has been requested for portions of this exhibit.

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

SIGNATURES

Pursuant to the requirements of the Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on this 6th day of March, 2017.

SUPPORT.COM, INC.
By:	/s/ Richard Bloom
Richard Bloom
Interim President and Chief Executive Officer

POWER OF ATTORNEY

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Richard Bloom as his or her attorney-in-fact, each with full power of substitution, for him or her in any and all capacities, to sign any and all amendments to this Report on Form 10-K, and to file the same, with exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, hereby ratifying and confirming all that said attorney-in-fact, or his or her substitute, may do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated:

Signature	Title	Date

/s/ Richard Bloom	Interim President and Chief Executive Officer and Director (Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)	March 6, 2017
Richard Bloom

/s/ Joshua E. Schechter	Chairman of the Board of Directors	March 6, 2017
Joshua E. Schechter

/s/ Brian J. Kelley	Director	March 6, 2017
Brian J. Kelley

/s/ Bradley L. Radoff	Director	March 6, 2017
Bradley L. Radoff

/s/ Eric Singer	Director	March 6, 2017
Eric Singer

/s/ Tim Stanley	Director	March 6, 2017
Tim Stanley

EXHIBIT INDEX

Exhibit	Description of Document
3.1	Restated Certificate of Incorporation, as amended (incorporated by reference to Exhibit 3.1 of Support.com’s annual report on Form 10-K for the year ended December 31, 2001)
3.2
Certificate of Amendment to Support.com’s Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 of Support.com’s current report on Form 8-K filed with the SEC on June 23, 2009)

3.3
Certificate of Designation of Series A Junior Participating Preferred Stock of Support.com (incorporated by reference to Exhibit 3.1 of Support.com’s current report on Form 8-K filed with the SEC on October 14, 2015)

3.4	Amended and Restated Bylaws (incorporated by reference to Exhibit 3.1 of Support.com’s current report on Form 8-K filed with the SEC on February 5, 2016)
3.5
Certificate of Designation of Series B Junior Participating Preferred Stock, as filed with the Secretary of State of Delaware on April 21, 2016 (incorporated by reference to Exhibit 3.1 of Support.com’s current report on Form 8-K filed with the SEC on April 21, 2016)

3.6
Certificate of Amendment to the Restated Certificate of Incorporation of the Company effective January 20, 2017, filed on January 13, 2017 (incorporated by reference to Exhibit 3.1 of Support.com’s Form 8-K filed with the SEC on January 13, 2017

4.1	Form of Common Stock Certificate (incorporated by reference to Exhibit 4.1 of Support.com’s quarterly report on Form 10-Q for the quarter ended June 30, 2002)
4.2
Rights Agreement with Computershare Trust Company, N.A., dated October 13, 2015 (incorporated by reference to Exhibit 4.1 of Support.com’s current report on Form 8-K filed with the SEC on October 14, 2015)

4.3
Section 382 Tax Benefits Preservation Plan, dated as of April 20, 2016, by and between Support.com, Inc. and Computershare Trust Company, N.A., as Rights Agent (incorporated by reference to Exhibit 4.1 of Support.com’s current report on Form 8-K filed with the SEC on April 21, 2016)

4.4
Amendment No. 1, dated as of April 20, 2016, to the Rights Agreement, dated as of October 13, 2015, by and between Support.com, Inc. and Computershare Trust Company, N.A., as Rights Agent (incorporated by reference to Exhibit 4.2 to Support.com’s Form 8-A/A filed with the SEC on April 21, 2016)

4.5
Certificate of Elimination of the Series A Preferred Stock filed with the Secretary of State of the State of Delaware on April 21, 2016 (incorporated by reference to  Exhibit 4.3 to Support.com’s Form 8-A/A filed with the SEC on April 21, 2016)

4.6
Support.com, Inc. Second Amended and Restated 2010 Equity and Performance Incentive Plan (incorporated by reference to Support.com's proxy statement on Schedule 14a, filed with the Commission on May 12, 2016)

10.1*	Support.com’s amended and restated 2010 Equity and Incentive Compensation Plan (incorporated by reference to Exhibit 4.1 of Support.com’s current report on Form 8-K filed with the SEC on May 21, 2010)
10.2*	Support.com’s 2010 Employee Stock Purchase Plan (incorporated by reference to Annex A of Support.com’s definitive proxy statement for Support.com’s 2011 annual meeting of stockholders)
10.3*	Support.com’s 2014 Inducement Award Plan (incorporated by reference to Exhibit 10.2 of Support.com’s current report on Form 8-K filed with the SEC on May 19, 2014)
10.4*	Form of Directors’ and Officers’ Indemnification Agreement (incorporated by reference to Exhibit 10.4 of Support.com’s registration statement on Form S-1 filed with the SEC on February 18, 2000)
10.5*
Employment Offer Letter between Support.com and Roop Lakkaraju, dated October 22, 2013 (incorporated by reference to Exhibit 10.1 of Support.com’s current report on Form 8-K filed with the SEC on October 30, 2013)

10.6*
Employment Offer Letter between Support.com and Elizabeth Cholawsky, dated May 8, 2014 (incorporated by reference to Exhibit 10.1 of Support.com’s current report on Form 8-K filed with the SEC on May 19, 2014)

10.7*	Form of Stock Option Grant Notification for Officers and Employees (incorporated by reference to Exhibit 10.1(a) of Support.com’s quarterly report on Form 10-Q filed on November 5, 2009)
10.8	Sublease Agreement with TYCO Healthcare Group LP dated June 7, 2012(incorporated by reference to Exhibit 10.1 of Support.com’s quarterly report on form 10-Q filed with the SEC on August 8, 2012)
10.9
Master Services Agreement Call Handling Services between Comcast and Support.com, effective as of October 1, 2013 (incorporated by reference to Exhibit 10.19 of Support.com’s annual report on Form 10-K filed with the SEC on March 7, 2014) (1)

10.10
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

10.12
Amendment Number 1 to Statement of Work Number 1 to Master Services Agreement Call Handling Services between Comcast and Support.com, effective as of December 31, 2013 (incorporated by reference to Exhibit 10.21 of Support.com’s annual report on Form 10-K filed with the SEC on March 7, 2014)

10.13
Statement of Work Number 2 to Master Services Agreement Call Handling Services between Comcast and Support.com, effective as of December 31, 2013 (incorporated by reference to Exhibit 10.22 of Support.com’s annual report on Form 10-K filed with the SEC on March 7, 2014) (1)

10.14
Statement of Work Number 3 to Master Services Agreement Call Handling Services between Comcast and Support.com, effective as of March 21, 2014 (incorporated by reference to Exhibit 10.3 of Support.com’s quarterly report on Form 10-Q filed with the SEC on May 8, 2014) (1)

10.15
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

10.18
Reseller Agreement between Comcast and Support.com, effective as of June 6, 2014 (incorporated by reference to Exhibit 10.1 of Support.com’s current report on Form 8-K filed with the SEC on June 18, 2014) (1)

10.19
Change Management Form Number 4 under Statement of Work Number 1 to Master Services Agreement Call Handling Services between Comcast and Support.com, effective as of September 17, 2014 (incorporated by reference to Exhibit 10.1 of Support.com’s current report on Form 8-K filed with the SEC on October 6, 2014) (1)

10.20
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

10.22	Compensatory Arrangement between Support.com and Jim Stephens for his term as Executive Chairman and Interim CEO commencing March 25, 2014
10.23
Change Management Form Number 6 under Statement of Work Number 3 to Master Services Agreement Call Handling Services between Comcast and Support.com, effective as of April 6, 2015 (incorporated by reference to Exhibit 10.2 of Support.com’s current report on Form 8-K filed with the SEC on April 9, 2015) (1)

10.24
Amendment Number 1 to Statement of Work Number 3 to Master Services Agreement Call Handling Services between Comcast and Support.com, effective as of June 2, 2015 (incorporated by reference to Exhibit 10.2 of Support.com’s current report on Form 8-K filed with the SEC on July 2, 2015)

10.25
Change Management Form Number 6 under Statement of Work Number 1 to Master Services Agreement Call Handling Services between Comcast and Support.com, effective as of November 18, 2015 (incorporated by reference to Exhibit 10.1 of Support.com’s current report on Form 8-K filed with the SEC on November 24, 2015) (1)

10.26
Change Management Form Number 7 under Statement of Work Number 3 to Master Services Agreement Call Handling Services between Comcast and Support.com, effective as of November 18, 2015 (incorporated by reference to Exhibit 10.2 of Support.com’s current report on Form 8-K filed with the SEC on November 24, 2015) (1)

10.27	Form of Directors’ and Officers’ Indemnification Agreement (incorporated by reference to Exhibit 10.1 of Support.com’s current report on Form 8-K filed with the SEC on December 10, 2015)
10.28
Change Management Form Number 1 to Master Services Agreement Call Handling Services between Comcast and Support.com, effective as of December 15, 2015 (incorporated by reference to Exhibit 10.1 of Support.com’s current report on Form 8-K filed with the SEC on December 16, 2015) (1)

10.29
Amendment to Master Services Agreement Call Handling Services between Comcast and Support.com, Inc. effective as of May 23, 2016 (incorporated by reference to Exhibit 10.1 of Support.com’s Form 8-K filed with the SEC on May 26, 2016)

10.30
Change Management Form #8 to Statement of Work #1, between Comcast and Company, signed June 2, 2016 (incorporated by reference to Exhibit 10.1 of Support.com’s Form 8-K filed with the SEC on June 7,  2016) (1)

10.31
Change Management Form #8 to Statement of Work #3, between Comcast and Company, signed June 2, 2016 (incorporated by reference to Exhibit 10.2 of Support.com’s Form 8-K filed with the SEC on June 7, 2016) (1)

10.32
Change Management Form #9 to Statement of Work #3, between Comcast and Support.com, signed July 13, 2016 (incorporated by reference to Exhibit 10.1 of Support.com’s Form 8-K filed with the SEC on July 29, 2016) (1)

10.33*
Separation Agreement and General Release, dated October 31, 2016, by and between Support.com, Inc. and Elizabeth M. Cholawsky (incorporated by reference to Exhibit 10.1 of Support.com’s Form 8-K filed with the SEC on November 1, 2016)

10.34
Change Management Form #7 to Statement of Work #1, between Comcast and Company, signed December 9, 2016 (incorporated by reference to Exhibit 10.1 of Support.com’s Form 8-K filed with the SEC on December 20, 2016) (1)

10.35
Change Management Form #10 to Statement of Work #3, between Comcast and Support.com, signed December 9, 2016 (incorporated by reference to Exhibit 10.2 of Support.com’s Form 8-K filed with the SEC on December 20, 2016) (1)

10.36	Lease Agreement between HCP LS Redwood City, LLC and the Company dated December 20, 2016.
10.37*
Employment Offer Letter between Rick Bloom and Support.com, Inc., dated December 21, 2016 and effective as of October 28, 2016 ((incorporated by reference to Exhibit 10.1 of Support.com’s Form 8-K filed with the SEC on December 22, 2016)

10.38
Change Management Form #11 to Statement of Work #3, between Comcast and Company, signed February 6, 2017 (incorporated by reference to Exhibit 10.1 of Support.com’s Form 8-K filed with the SEC on February 10, 2017) (1)

21.1	Subsidiaries of Support.com, Inc.
23.1	Consent of Independent Registered Public Accounting Firm
24.1	Power of Attorney (see the signature page of this Form 10-K)
31.1	Chief Executive Officer Section 302 Certification.
31.2	Principal Financial Officer Section 302 Certification.
32.1	Statement of the Chief Executive Officer under 18 U.S.C. § 1350(2)
32.2	Statement of the Principal Financial Officer under 18 U.S.C. § 1350(2)
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema
101.CAL	XBRL Taxonomy Extension Calculation Linkbase
101.DEF	XBRL Taxonomy Extension Definition Linkbase
101.LAB	XBRL Taxonomy Extension Label Linkbase
101.PRE	XBRL Taxonomy Extension Presentation Linkbase

*	Denotes an executive or director compensation plan or arrangement.

(1)	Confidential treatment has been requested for portions of this exhibit.

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