Form 10-K/A
period 2016-12-31
Support.com, Inc.
filed 2017-04-27
CIK 1104855

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

As of April 20, 2017, there were 18,561,008 shares of the registrant’s common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

SUPPORT.COM, INC.
FORM 10-K/A
FOR FISCAL YEAR ENDED DECEMBER 31, 2016

EXPLANATORY NOTE

This Amendment No. 1 to Form 10-K (this “Amendment”) amends the Annual Report on Form 10-K for the fiscal year ended December 31, 2016 of Support.com, Inc., as originally filed with the Securities and Exchange Commission (“SEC”) on March 7, 2017 (the “Original Form 10-K”).We are filing this Amendment to present the information required by Part III of Form 10-K that was previously omitted from the Original Form 10-K in reliance on General Instruction G.(3) to Form 10-K.

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

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

Names of Directors and Biographical Information

RICHARD BLOOM, age 49, was elected as a member of the Board in June, 2016 and joined Support.com as interim President and Chief Executive Officer in October, 2016. Mr. Bloom currently serves as a director of WestMountain Gold, Inc. (OTC: WMTN), a publicly traded precious metals exploration company with an active gold mining project in Alaska, since June 2016. Mr. Bloom has served as a director of NexCore Group, LLC (formerly NexCore Healthcare Capital Corporation), a healthcare real estate developer and property manager, since December 2010. He has also served as a director of GlideRite Corporation, an equipment repair and maintenance service provider to large national retailers, since June 2009.  Additionally, he served as Executive Chairman of Arcata LLC (formerly MyPrint Corp), a marketing execution services company, from 2009 through October 2011. He served as President and Chief Operating Officer of Renaissance Acquisition Corporation, a publicly traded special purpose acquisition company, from the date of their initial public offering in 2007 until 2009. Mr. Bloom served as the Chief Executive Officer of Caswell Massey (“Caswell Massey”), a personal care consumer product company, from 2006 to 2007, and as a director and Vice Chairman of Caswell Massey from 2003 to 2007. From 1999 to 2006, Mr. Bloom served in various positions at Marietta Corporation (“Marietta Corporation”), a maker and marketer of personal care and household products, most recently as its Chief Executive Officer and President. Mr. Bloom also served as a director of Marietta Holding Corporation, the successor entity to Marietta Corporation, from 2004 to 2007, and as a director and President of BFMA Holding Corporation, which owned and operated Marietta Corporation, from 1996 to 2004. Mr. Bloom also served as a director of AmeriQual Group, LLC, the largest producer and supplier of meals ready-to-eat to the United States military, from 2005 to 2007. Mr. Bloom earned a BS summa cum laude in Economic Science from The Wharton School, University of Pennsylvania.

BRIAN J. KELLEY, age 64, was elected as a member of the Board in June, 2016. Mr. Kelley has served as the Chief Executive Officer of Four Winds Advisors LLC, where he advises technology focused clients on restructuring, turnaround and business development, since October 2012. Mr. Kelley previously served as the Chief Executive Officer and a director of Alteva, Inc. (“Alteva”) (formerly NYSE MKT: ALTV), a premier provider of cloud-based, VoIP and hosted Unified Communications-as-a-Service (UCaaS) services until the completion of its sale to Momentum Telecom in December 2015. Mr. Kelley initially joined Alteva as a director in November 2013 and was named Chief Executive Officer in June 2014 to lead a turnaround of the company. From October 2013 until April 2014, Mr. Kelley served as the Chief Executive Officer and a director of Snom Technology, Inc., a leading global provider in designing, manufacturing and marketing VoIP communications equipment. From April 2008 to July 2012, Mr. Kelley served as a director of Tii Network Technologies, Inc. (“Tii”) (formerly NASDAQ:TIII), a leader in designing, manufacturing and marketing network products for the communications industry, where he also served as its Chairman beginning in 2010. In October 2011, Mr. Kelley was also named Tii’s President and Chief Executive Officer to lead a turnaround and eventual sale of the company, which was completed in July 2012. Mr. Kelley’s professional experience also includes serving as the President of TAMCO Technology Corp., a financial solutions-focused business management and development company concentrated on communications technology asset management, from 2007 to 2010; President, Chief Executive Officer and a director of Cognitronics Corporation, a formerly publicly-traded provider of central-office communications technology hardware and software solutions, from 1994 to 2006; and various senior management positions with TIE/Communications, Inc., a formerly publicly-traded diversified telecommunications services company, from 1981 to 1994. Mr. Kelley holds a Bachelor of Arts degree in Economics from the University of New Hampshire and a Masters in Business Administration degree from the University of Connecticut.

BRADLEY L. RADOFF, age 43, was elected as a member of the Board in June 2016. Mr. Radoff has served as Principal of Fondren Management LP, a private investment management company, since January 2005.  Mr. Radoff previously served as a Portfolio Manager at Third Point LLC and as a Managing Director of Lonestar Capital Management LLC.  In addition, Mr. Radoff co-founded Snap Kitchen LLC in 2009 and has served as a director there since August 2013. Mr. Radoff also served as a director of Pogo Producing Company from March 2007 to November 2007 prior to its sale to Plains Exploration. Mr. Radoff graduated summa cum laude with a B.A. in Economics from The Wharton School at the University of Pennsylvania.

JOSHUA E. SCHECHTER, age 44, was elected as a member and Chairman of the Board in June, 2016. Mr. Schechter is a private investor.  Mr. Schechter has also served as a director of Viad Corp (NYSE:VVI), an S&P SmallCap 600 international experiential services company, since April 2015, where he also serves as a member of its Corporate Governance & Nominating and Audit Committees. Mr. Schechter previously served on the Board of Directors of The Pantry, Inc. (formerly NASDAQ:PTRY), a leading independently operated convenience store chain in the southeastern United States and one of the largest independently operated convenience store chains in the country, where he was a member of its Corporate Governance & Nominating and Audit & Financial Committees, from March 2014 until the completion of its sale in March 2015. He previously served as a director of Aderans Co., Ltd. (TYO:8170) (“Aderans”), a multi-national company engaged in hair-related business, and as the Executive Chairman of Aderans America Holdings, Inc., Aderans’ holding company in the United States, from August 2008 to May 2015. From 2001 to June 2013, Mr. Schechter served as Managing Director of Steel Partners Ltd., a privately owned hedge fund sponsor, and from 2008 to June 2013, Mr. Schechter served as co-President of Steel Partners Japan Asset Management, LP, a private company offering investment services. Mr. Schechter previously served on the Board of Directors of WHX Corporation (n/k/a Handy & Harman Ltd.) (NASDAQ:HNH), a diversified manufacturer of engineered niche industrial products with leading market positions in many of the markets it serves, from 2005 until 2008; and Puroflow, Inc. (n/k/a Argan, Inc.) (NYSE:AGX), a provider of a full range of power industry and telecommunications infrastructure services, from 2001 until 2003. Mr. Schechter earned an MPA in Professional Accounting, and a BBA from The Accounting, and a BBA from The University of Texas at Austin.

ERIC SINGER, age 43, was elected as a member of the Board in June, 2016. Mr. Singer has served as the managing member of each of VIEX GP and VIEX Capital since May 2014. From March 2012 until September 2014, Mr. Singer served as co-managing member of Potomac Capital Management III, L.L.C., the general partner of Potomac Capital Partners III, L.P. (“PCP III”), and Potomac Capital Management II, L.L.C., the general partner of Potomac Capital Partners II, L.P. (“PCP II”) and served as an advisor to Potomac Capital Management, L.L.C. and its related entities from May 2009 until September 2014. The principal business of PCP III and PCP II is investing in securities. Mr. Singer currently serves on the board of directors of Numerex Corp. (NASDAQ: NMRX), a provider of managed machine-to- machine (M2M) enterprise solutions enabling the Internet of Things (IoT), since March 2016, and IEC Electronics Corp. (NYSE MKT: IEC), a provider of electronic manufacturing services to advanced technology companies primarily in the military and aerospace, medical, industrial and communications sectors, since February 2015. Mr. Singer previously served as a director of TigerLogic Corporation (NASDAQ: TIGR), a global provider in engagement solutions, including Postano social media aggregation, display and fan engagement platform and Omnis mobile development platform, from January 2015 to December 2016, Meru Networks, Inc. (NASDAQ:MERU), a Wi-Fi network solutions company, from January 2014 until January 2015, PLX Technology, Inc. (NASDAQ:PLXT), a semiconductor company, from December 2013 until its sale in August 2014, Sigma Designs, Inc. (NASDAQ:SIGM), a semiconductor company, from August 2012 until December 2013, including as its Chairman of the Board from January 2013 until December 2013, and Zilog Corporation (NASDAQ:ZILG), a semiconductor company, from August 2008 until its sale in February 2010. Mr. Singer holds a B.A. from Brandeis University.

TIM STANLEY, age 51, has served as a member of the Board since March 2016. Since 2015, Mr. Stanley has served as Chief Executive Officer of Carepoynt, LLC, a digital healthcare and software and services company.  Mr. Stanley has served as a Strategic Advisor at Sierra Ventures, a venture capital firm, focusing on identifying investment opportunities and supporting the firm’s CXO Network and Advisory Board, from 2014 to 2016. From 2010 to 2014, he served as Senior Vice President of Enterprise Strategy, Industries and Innovation at Salesforce.com. Inc. From 2001 to 2009, Mr. Stanley was CIO and Senior Vice President for Innovation and Gaming at Harrah’s Entertainment, Inc. now known as Caesars Entertainment Corporation. Mr. Stanley also previously served on the board of directors of Multimedia Games Holding Company, Inc. from 2010 to 2013, where he was Chairperson of the Nominating and Governance Committee and a member of the Compensation Committee. He has also acted as an advisor and/or Board member at a number of privately-held technology companies. Mr. Stanley graduated from the University of Washington with a B.S. degree in Engineering, and received an MBA in International Management from the Thunderbird School of Global Management, now part of Arizona State University.

Executive Officers

The executive officers of the Company are:

Name	Age	Position
Richard Bloom	49	Interim Chief Executive Officer and President
Chris Koverman	57	Vice President, Product and Engineering

Richard Bloom. Please see Mr. Bloom’s biography under “Names of Directors and Biographical Information.”

Chris Koverman. Mr. Koverman has served as Vice President of Engineering since August 2014 and as Vice President, Product and Engineering since January 2016. Mr. Koverman has over 20 years of experience in engineering and senior management, including: Director of Engineering for the Workflow Cloud Line of Business at Citrix where he led development for the GoToAssist product line; Vice President of Engineering at Casabi, a cloud content startup acquired by Broadsoft; Vice President of Business Development and Strategy for Dulance, the maker of a next generation product search engine acquired by Google; and Vice President of Engineering at Clarent Communications Corp. Mr. Koverman holds a B.S. in Biophysics from the University of California at Berkeley and a B.S. in Computer and Information Science from the University of California at Santa Cruz.

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

https://www.support.com/wp-content/uploads/2015/03/Code-of-Ethics-and-Business-Conduct.pdf

Copies of the Code of Ethics are also available in print upon written request to Support.com, Inc., Attention: Corporate Secretary, 900 Chesapeake Drive, Second Floor, Redwood City, California 94063.

Director Nominations

The Nominating and Corporate Governance Committee considers and recommends candidates for Board membership. Candidates may be suggested by Board members, management, or our stockholders. The Nominating and Corporate Governance Committee also has, on occasion, retained third-party executive search firms to identify independent director candidates. After completing an evaluation and review of a director candidate, the Nominating and Corporate Governance Committee makes a recommendation to the full Board, and the Board determines whether the candidate should be nominated as a director.

The Nominating and Corporate Governance Committee will consider director candidates recommended by our stockholders. Such nominations should be directed to the Nominating and Corporate Governance Committee, c/o Corporate Secretary, at our principal executive offices: 900 Chesapeake Drive, Second Floor, Redwood City, California 94063.

Audit Committee

The Company’s Board of Directors has a standing Audit Committee.  During 2016, the members of the Audit Committee were Messrs. O’Malley (Chair), Farshchi and Fries until their respective resignations and replacements. Mr. O’Malley served as Chairperson of the Audit Committee throughout 2016 until his resignation.  On March 4, 2016, Mr. Fries resigned as a member of the Board and as a member of all committees of the Board on which he served, including the Audit Committee. His resignation was not in connection with a disagreement relating to the Company’s operations, policies or practices. Also on March 4, 2016, in accordance with Nasdaq rules, the Board appointed Mr. Stephens to the Audit Committee. On April 20, 2016, Mr. Stephens resigned as a member of the Audit Committee and Tim Stanley was appointed to the Audit Committee.

On March 14, 2016, Messrs. Farshchi and O’Malley resigned as members of the Board and as members of the Audit Committee. Their resignations were not in connection with a disagreement relating to the Company’s operations, policies or practices. On March 14, 2016, the Board appointed Ms. Fetter and Mr. Robinson to serve as directors of the Company. In connection with their election to the Board, Ms. Fetter and Mr. Robinson were each appointed to the Audit Committee. Mr. O’Malley served as Chairperson of the Audit Committee throughout 2016 until his resignation. On June 28, 2016 stockholders elected Eric Singer, Joshua Schechter, Bradley Radoff, Rick Bloom, Brian Kelley and Tim Stanley to the Board. On June 30, 2016, in connection with their election to the Board, Mr. Bloom, Mr. Schechter and Mr. Kelley were appointed to the Audit Committee replacing the vacancies resulting from the departures of Mr. Robinson and Ms. Fetter and the removal of Mr. Stanley.  Mr. Bloom served as Chairperson of the Audit Committee until his resignation on October 28, 2016.  On October 28, 2016 Mr. Kelley was appointed as Chairperson of the Audit Committee and Mr. Singer was appointed as a member of the Audit Committee. Mr. Kelley served as Chairperson of the Audit Committee for the remainder of 2016. The Audit Committee now consists of Mr. Kelley (Chair), Mr. Schechter and Mr. Singer. The Board has determined that Mr. Kelley, an independent director based on the Nasdaq listing standards and applicable laws and regulations, is also a financial expert as defined under SEC rules. In addition, the Board has determined that each member of the Audit Committee is financially literate and has the requisite financial sophistication as required by the applicable Nasdaq listing standards.

Section 16(a) Beneficial Ownership Compliance

Under the securities laws of the United States, Support.com’s directors, Section 16 Officers and any persons holding more than 10% of the Common Stock are required to report their initial ownership of Common Stock and any subsequent changes in that ownership to the SEC. Specific due dates for these reports have been established and we are required to identify in this Amendment those persons who failed to timely file these reports. Based solely on a review of Forms 3, 4 and 5 and any amendments thereto furnished to us, we believe that all of the Section 16 filing requirements were timely satisfied for 2016.

ITEM 11.	EXECUTIVE COMPENSATION.

Executive Officer Compensation

COMPENSATION DISCUSSION AND ANALYSIS

Executive Summary

Our executive compensation program is designed to reward our executive officers when they contribute to the achievement of our business objectives and create long-term stockholder value. To further these objectives, our program uses both short- and long-term components, which in 2016 are highlighted by:

Pay for Performance – Our executive compensation program is designed to pay for performance with the short-term incentive program, which is tied to company financial, strategic and operational performance metrics, and the long-term incentive program, which awards stock options (many of our outstanding awards only become exercisable, to the extent vested, upon reaching specific market-based milestones).

Balance of Short and Long-Term Incentives – Our incentive programs provide a balance of short and long-term incentives.

Capped Amounts – Amounts that can be earned under the short-term program are capped on a quarterly basis at 100% of target for individual metrics and 100% for Company financial metrics.  One exception was annual recurring revenue which could exceed 100%.  On an annual basis maximum overachievement is 150% for revenue, and 130% for net income.

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

In 2016, we added the following two policies which both further our compensation program objectives:

Stock Ownership Guidelines – We adopted stock ownership guidelines for executive officers and non-employee directors.

Anti-Pledging Policy – We added an anti-pledging prohibition to our Insider Trading Policy applicable to all directors and employees.

The following discussion and analysis explains our executive compensation program and policies for our executives listed in the Summary Compensation Table below. We refer to these senior executives as our “Named Executive Officers”, and for 2016 they include:

Name	Title
Richard Bloom (1)	Interim President and Chief Executive Officer
Roop Lakkaraju (2)	Executive Vice President, Chief Financial Officer and Chief Operating Officer
Chris Koverman (3)	Vice President, Product and Engineering
Elizabeth Cholawsky (4)	President and Chief Executive Officer
Shaun Donnelly (5)	Senior Vice President of Customer Success and Services Sales

(1)	Mr. Bloom was appointed as interim President and Chief Executive Officer effective October 28, 2016.

(2)	Mr. Lakkaraju resigned his employment with the Company effective February 3, 2017.

(3)	Mr. Koverman was promoted to Vice President, Product and Engineering in January 2016.

(4)	Dr. Cholawsky resigned her employment with the Company effective October 28, 2016.

(5)	Mr. Donnelly resigned his employment with the Company effective April 1, 2016.

This discussion and analysis of our 2016 executive compensation program may include forward-looking statements, and should be read together with the compensation tables and related disclosures that follow.

2016 Business Highlights

In 2016, our Board charted a new strategic direction for Support.com. This new direction included the continued growth of our successful services programs and adding new services customers while bringing to market a next-generation SaaS offering for contact centers. With our new strategic direction, we have been executing on a multi-year strategic plan both to grow services revenue and make our Support.com Cloud offering a best-in-class SaaS offering for contact centers in the field of Support Interaction Optimization (“SIO”). SIO combines guided problem resolution, remote support, and sophisticated analytics to deliver highly streamlined and effective technical support assistance through both technician-assisted and self-service interactions.

During 2016, we continued our transition to a services and product company through the execution of our multi-year strategic plan. We further diversified our client base while continuing to provide excellent service to our existing and new partners. We expanded our Support.com Cloud offering, to address the Support Interaction Optimization market through more robust agent desktop features, the addition of video support capabilities with SeeSupport, and adding decision points Guided Paths®. With the foundation we continued to build upon in 2016, we are positioned to take advantage of opportunities in the evolving connected support market for both our services programs and SaaS offering.

Recent Company Highlights:

•	Added new services programs with Sears and Target

•	Comcast Master Service Agreement renewed

•	Acquired three Support.com Cloud enterprise customers

•	Exited 2016 with Support.com Cloud Annual Recurring Revenue (ARR) of $1.2 million and 4,635 total seats

•	Completed two cost reduction plans; renewed focus on fiscal discipline

Please see our Annual Report on Form 10-K for the year ended December 31, 2016 for additional information.

Consideration of 2016 Say-on-Pay Voting Results

At our 2011 annual meeting of stockholders, our stockholders recommended that we hold advisory say-on-pay votes every year. In light of, and consistent with, this recommendation the Board has determined that the Company will hold future advisory votes on executive compensation annually until the next stockholder vote on the frequency of say-on-pay votes is required under Section 14A of the Exchange Act, or until the Board otherwise determines that a different frequency for such votes is in the best interests of the Company’s stockholders. At our 2016 annual meeting of stockholders, approximately 69.17% of votes cast were in favor of our “say-on-pay” proposal.

The Compensation Committee considered the 2016 say-on-pay voting results at its meetings, and the Compensation Committee believes the voting results demonstrate significant support for our Named Executive Officer compensation program. The Compensation Committee intends to continue to look for ways to strengthen the existing executive compensation programs and the governance environment in which they function.

2016 Pay for Performance Analysis

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

We also believe long-term stock option grants are particularly effective as a means of aligning the interests of our Named Executive Officers with those of our stockholders as these awards are designed to drive both long-term Company performance and retention of our key executives because the option awards will not deliver any return to our Named Executive Officers unless our stock price increases after the time the award is made. Beginning in 2013, we started to grant RSUs, which help retain Named Executive Officers by providing value that vests over time or upon achievement of designated performance targets. In 2016, we returned to granting solely stock options because they provide significant incentive to drive long-term Company performance and balances both long-term retention as well as aligning the interests of our Named Executive Officers with the interests of our stockholders.

The Compensation Committee determined that a base salary of $40,000 per month would be appropriate for Mr. Bloom in his role as interim President and Chief Executive Officer and the Committee will re-visit total compensation as appropriate.

The Role of Consultants and Benchmarking Data

Historically, the Compensation Committee reviewed data from a variety of sources to determine and set executive compensation, including consideration of data and compensation information from peer companies, industry surveys, and recommendations of independent compensation consultants.

During 2016, the Compensation Committee continued to review publicly available data and solicit advice of Compensia, Inc. (“Compensia”) when making key compensation decisions for Section 16 Officers. Compensia has been engaged directly by the Compensation Committee only to make recommendations on appropriate executive and director compensation levels, design and implement incentive plans, and provide information on industry and peer group pay practices. Compensia is independent of Support.com’s directors and officers, and has not been retained by the Board, any committee, or by management of the Company to provide any other services. Compensia’s fees for its services in 2016 were substantially below $120,000.

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

Peer Group Analysis

For 2016, the Compensation Committee used a peer group of companies identified through the research and recommendations of Compensia, an independent compensation consultant, based on Internet, software and services companies that met the following criteria: revenue within approximately $50- $200 million and market capitalization of less than $500 million. The peer group used for compensation purposes during 2016 consists of:

Autobytel Inc.	Exa Corporation	MeetMe
Brightcove, Inc.	FalconStor Software	NetSol Technologies
BSQUARE Corporation	Five9	Rand Worldwide, Inc.
Cinedigm Corp.	Guidance Software, Inc.	Spark Netwroks, Inc.
eGain Corporation	Majesco	Synacor
Envivo, Inc.	Marine Software Incorporated	TheStreet, Inc.

FalconStor Software, Five9, Majesco, MeetMe, NetSol Technologies, and Synacor were added to our peer group in 2016. In addition, American Software, Inc., Carbonite, Inc., Cyan, Inc., Geeknet, Inc., Local Corporation, and Tech Target, Inc. were no longer included in our peer group for 2016 since they no longer meet the designated criteria.

For 2016, the Compensation Committee used the median (50th percentile) as a guideline for establishing individual compensation elements, as well as total compensation, for each of our Section 16 Officers except Mr. Bloom. For Mr. Bloom, the Compensation Committee generally used his experience, market practices and the results of the employment negotiations to determine his total compensation. The Compensation Committee does not benchmark and may deviate from such guidelines in its discretion, and takes into account individual performance, experience and competitive market factors.

The Role of Management in Compensation Decisions

Our Chief Executive Officer recommends to the Compensation Committee individual compensation adjustments for Section 16 Officers, other than himself, based on market data, Company performance and individual performance. The Chief Executive Officer also recommends incentive compensation measures to align compensation with our corporate objectives. The Chief Executive Officer is sometimes present during the portions of Compensation Committee meetings in which compensation decisions regarding Section 16 Officers other than the Chief Executive Officer are reviewed and decided, but the Compensation Committee retains the final authority for all such decisions.

Analysis of 2016 Executive Compensation Decisions and Actions

Base Salary

Base salary is the baseline cash compensation that we pay to our Named Executive Officers throughout the year. Base salaries provide our Named Executive Officers with a predictable level of income. We pay base salaries to attract and retain strong talent in our market. The Compensation Committee determines individual salaries for the Company’s Section 16 Officers, which includes each Named Executive Officer. In determining appropriate 2016 base salaries, in addition to reviewing the peer company data compiled by Compensia, and other sources, the Compensation Committee generally considers:

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

Base salaries are reviewed annually by the Compensation Committee along with other elements of executive compensation. In February 2016, the Compensation Committee, considering the advice of Compensia and reviewing the data and factors described above as part of the annual executive compensation review, determined that current amounts were considered appropriate and no changes to base salary were made at that time for Dr. Cholawsky, Mr. Lakkaraju or Mr. Donnelly. The Board appointed Mr. Koverman as a Section 16 Officer on February 9, 2016. Following his appointment the Compensation Committee increased the annual base salary rate for Mr. Koverman from $234,000 to $265,000 (12%). This base salary adjustment was made due to market adjustments.  Mr. Bloom was appointed interim President and Chief Executive Officer on October 28, 2017 and the Compensation Committee determined that a salary of $40,000 per month would be appropriate for Mr. Bloom as discussed above. In February 2017, the Compensation Committee, reviewing the data and factors described above as part of the annual executive compensation review, determined that current amounts were considered appropriate and no changes to base salary were made at that time for Mr. Bloom, and Mr. Koverman. Mr. Lakkaraju resigned effective on February 3, 2017 and Dr. Cholawsky resigned effective on October 28, 2016 preceding the annual compensation review.

The annual base salary rates for our Named Executive Officers for 2016 are set forth in the table below:

Name	2016 Base Salary
Richard Bloom (1)	$480,000
Roop Lakkaraju (2)	$329,600
Chris Koverman (3)	$265,000
Elizabeth Cholawsky(4)	$370,000
Shaun Donnelly (5)	$235,644

(1)
Mr. Bloom was appointed as interim Chief Executive Officer and President effective October 28, 2016.  Mr. Bloom is paid a monthly salary of $40,000. The base salary represented in the table is an annualized calculation of such monthly amount.

(2)	Mr. Lakkaraju resigned his employment with the Company effective February 3, 2017.

(3)	Mr. Koverman was promoted to Vice President, Product and Engineering in January 2016.

(4)	Dr. Cholawsky resigned her employment with the Company effective October 28, 2016.

(5)	Mr. Donnelly resigned his employment with the Company effective April 1, 2016.

Short-Term, Performance-Based Cash Incentive Awards

We paid short-term performance-based cash incentives in 2016 under our Executive Incentive Compensation Plan to attract and retain talented executives who help us achieve our business objectives, and align executive pay with achievement against near-term Company performance objectives. In determining appropriate target short-term cash incentive opportunities for each Section 16 Officer for 2016, in addition to reviewing data from Compensia, all as further discussed below, the Compensation Committee assessed the same factors that were considered in determining 2016 base salaries. In February 2016, the Compensation Committee, considering the advice of Compensia and reviewing the data and factors described above as part of the annual executive compensation review, determined that current amounts were considered appropriate and no changes to short-term performance-based cash incentives were made for Dr. Cholawsky, Mr. Lakkaraju or Mr. Donnelly. The Board appointed Mr. Koverman as a Section 16 Officer on February 9, 2016. Following his appointment the Compensation Committee increased the short-term performance-based cash incentive for Mr. Koverman from 25% of his base salary to 40% (38%).This increase was made based on market considerations. In February 2017 the Compensation Committee, as part of the annual executive compensation review determined that current amounts were considered appropriate and no changes to short-term performance-based cash incentives were made at that time for Mr. Bloom, and Mr. Koverman. Mr. Lakkaraju resigned effective on February 3, 2017 and Dr. Cholawsky resigned effective on October 28, 2016 preceding the 2017 annual compensation review.

Actual payouts for our short-term cash incentive awards for each Section 16 Officer were based on the achievement of specified financial targets and non-financial corporate and leadership objectives. The targets for bonuses that were tied to Company revenue and net income targets were set at the beginning of 2016 for each quarter during 2016 and the targets for bonuses that were tied to specific individual performance were set on a quarterly basis.  The Compensation Committee considers individual performance targets each quarter in order to keep the short-term performance-based incentives appropriate and effective at aligning this element of executive pay with the achievement of the Company’s near-term performance objectives. All objectives were designed to require strong performance from our Section 16 Officers, and often resulted in payouts under target. For 2016, our short-term cash incentive award payout approach was as follows:

•      Incentive compensation for Company revenue and net income targets was paid on a straight-line sliding scale if the Company achieved between the minimum threshold of 70% (achievements under 70% received no payout) and the maximum achievement of 100% on a quarterly basis. One exception was annual recurring revenue which could exceed 100% (although no such overachievement occurred in 2016). On an annual basis maximum overachievement is 150% for revenue, and 130% for net income.

•      Targets specific to individual performance were not eligible for achievement levels above 100% of target, but could be assigned pro rata credit based on actual achievement on a straight-line sliding scale between 0% to 100%;

By establishing targets that are a percentage of base salary, 65% for Dr. Cholawsky, 47% for Mr. Lakkaraju, 25% for Mr. Donnelly, and 40% for Mr. Koverman, and capping payouts as described above, our program results in payouts which are a fraction of the Section 16 Officer’s base salary. The Compensation Committee determines in its sole discretion if, and to what extent, objectives are achieved and incentive awards are payable based on the actual results of the period. Pursuant to the Executive Incentive Compensation Plan, the Compensation Committee reserves the right to amend or discontinue the short-term incentive program at any time in the best interests of the Company and to use negative discretion, where appropriate. Mr. Bloom receives only a monthly base salary and does not receive a short term cash incentive award as part of his compensation.  Due to non-GAAP net income annual achievement, in addition to the quarterly achievement listed below, Mr. Lakkaraju and Mr. Koverman received $639 and $292, respectively.

For 2016, the terms of our Named Executive Officers’ MBOs and the payments made with respect to those awards were as follows:

Named Executive Officer (1)	Period	Description of Objective (2)	Target Cash Incentive Potential	Actual % of Objective Achieved	Actual Cash Incentive Paid
Roop Lakkaraju (3)	2016-Q1	Target Company revenue of $16,970,000	$4,841	98%	$4,735
		Target Company adjusted non-GAAP net income of $(3,268,000)	$4,841	100%	$4,841
		Target Support.com Cloud annual recurring revenue increase of $197,145	$9,682	0%	$0
		Individual Performance	$19,364	100%	$19,364
	2016-Q2	Target Company revenue of $16,989,000	$4,841	88%	$4,254
		Target Company adjusted non-GAAP net income of $(2,806,000)	$4,841	93%	$4,482
		Target Support.com Cloud annual recurring revenue increase of $452,400	$9,682	0%	$0
		Individual Performance	$19,364	100%	$19,364

Named Executive Officer (1)	Period	Description of Objective (2)	Target Cash Incentive Potential	Actual % of Objective Achieved	Actual Cash Incentive Paid
	2016-Q3	Target Company revenue of $18,349,000	$9,682	85%	$8,191
		Target Company adjusted non-GAAP net income of $(1,805,000)	$9,682	100%	$9,682
		Target Support.com Cloud annual recurring revenue increase of $552,540	$19,364	0%	$0
	2016-Q4	Target Company revenue of $18,601,000	$9,682	79%	$7,604
		Target Company adjusted non-GAAP net income of $(1,214,000)	$9,682	0%	$0
		Target Support.com Cloud annual recurring revenue increase of $625,740	$19,364	0%	$0
	2016 Total		$154,912		$82,515
Chris Koverman (4)	2016-Q1	Target Company revenue of $16,970,000	$3,313	98%	$3,240
		Target Company adjusted non-GAAP net income of $(3,268,000)	$3,313	100%	$3,313
		Target Support.com Cloud annual recurring revenue increase of $197,145	$6,624	0%	$0
		Individual Performance	$13,250	95%	$12,985
	2016-Q2	Target Company revenue of $16,989,000	$3,313	88%	$2,911
		Target Company adjusted non-GAAP net income of $(2,806,000)	$3,313	93%	$3,067
		Target Support.com Cloud annual recurring revenue increase of $452,400	$6,624	0%	$0
		Individual Performance	$13,250	100%	$13,250
	2016-Q3	Target Company revenue of $18,349,000	$3,313	85%	$2,803
		Target Company adjusted non-GAAP net income of $(1,805,000)	$3,313	100%	$3,313
		Target Support.com Cloud annual recurring revenue increase of $552,540	$6,624	0%	$0
		Individual Performance	$13,250	100%	$13,250
	2016-Q4	Target Company revenue of $18,601,000	$3,313	79%	$2,601
		Target Company adjusted non-GAAP net income of $(1,214,000)	$3,313	0%	$0
		Target Support.com Cloud annual recurring revenue increase of $625,740	$6,624	0%	$0
		Individual Performance	$13,250	95%	$12,553
	2016 Total		$106,000		$73,286
Elizabeth Cholawsky (5)	2016-Q1	Target Company revenue of $16,970,000	$15,063	98%	$14,731
		Target Company adjusted non-GAAP net income of $(3,268,000)	$15,063	100%	$15,063
		Target Support.com Cloud annual recurring revenue increase of $197,145	$30,124	0%	$0
	2016-Q2	Target Company revenue of $16,989,000	$15,063	88%	$13,236
		Target Company adjusted non-GAAP net income of $(2,806,000)	$15,063	93%	$13,946
		Target Support.com Cloud annual recurring revenue increase of $452,400	$30,124	0%	$0
	2016-Q3	Target Company revenue of $18,349,000	$15,063	85%	$12,746
		Target Company adjusted non-GAAP net income of $(1,805,000)	$15,063	100%	$15,063
		Target Support.com Cloud annual recurring revenue increase of $552,540	$30,124	0%	$0
	2016 Total		$180,750		$84,785

Named Executive Officer (1)	Period	Description of Objective (2)	Target Cash Incentive Potential	Actual % of Objective Achieved	Actual Cash Incentive Paid
Shaun Donnelly (6)	2016-Q1	Target Company revenue of $16,970,000	$1,841	98%	$1,800
		Target Company adjusted non-GAAP net income of $(3,268,000)	$1,841	100%	$1,841
		Target Support.com Cloud annual recurring revenue increase of $197,145	$3,682	0%	$0
		Individual Performance	$7,364	0%	$0
	2016 Total		$14,728		$3,641

(1)	Mr. Bloom was appointed as interim President and Chief Executive Officer effective October 28, 2016. He did not participate in the MBO program for 2016.

(2)
Adjusted non-GAAP net income (loss) for the purpose of MBO target amounts is the Company’s target non-GAAP net income (loss) adjusted to eliminate the impact of variable MBO payments in order to avoid recursive calculations of actual non-GAAP net income results.

(3)	Mr. Lakkaraju resigned his employment with the Company effective February 3, 2017.

(4)	Mr. Koverman was promoted to Vice President, Product and Engineering in January 2016.

(5)	Dr. Cholawsky resigned her employment with the Company effective October 28, 2016.

(6)	Mr. Donnelly resigned his employment with the Company effective April 1, 2016.

For more information about our MBO payouts for 2016, see the 2016 Summary Compensation Table and 2016 Grants of Plan-Based Awards Table below.

Long-Term Equity Awards

We periodically provide long-term equity awards at the discretion of the Compensation Committee to our executive officers to encourage them to create long-term value for our stockholders through sustained performance. Equity compensation for executive officers is reviewed at least annually, but the frequency, type, and amount of long-term equity awards are made at the discretion of the Compensation Committee based on an assessment of overall compensation and grant date fair value of any new awards, performance, and the desired balance of compensation incentives going forward. Thus grants in recent years have tended to vary year-to-year based on this overall assessment.  On January 20, 2017, we executed a 1 for 3 reverse stock split. The exercise prices and stock prices in the section titled “Long-Term Equity Awards” above have been adjusted for the reverse stock split.

In 2016, at least 50% of the equity awards granted to our executive officers included performance-based requirements. Dr. Cholawsky received all her equity awards in 2016 as stock option grants. Dr. Cholawsky received two stock option grants on February 9, 2016 with exercise prices of $2.40 per share. In addition to time-based vesting requirements, 50% of the stock option grants may only be exercised if the closing price of our stock as reported on Nasdaq is at or above $5.55 for 20 or more consecutive trading days. As of April 20, 2017, the closing price of our stock as reported on Nasdaq was $2.22.

Mr. Lakkaraju received all of his equity awards in 2016 in stock option grants. Mr. Lakkaraju received two stock option grants on February 9, 2016 with exercise prices of $2.40 per share. In addition to time-based vesting requirements, 50% of the stock option grants may only be exercised if the closing price of our stock as reported on Nasdaq is at or above $5.55 for 20 or more consecutive trading days. Mr. Koverman, who became a Section 16 Officer in 2016, received all of his equity awards in 2016 as stock option grants. Mr. Koverman received two stock option grants on March 15, 2016, with exercise prices of $2.55 per share. In addition to time-based vesting requirements, 50% of the stock option grants may only be exercised if the closing price of our stock as reported on Nasdaq is at or above $5.55 per share. Mr. Donnelly resigned his employment with the Company effective as of April 1, 2016. Dr. Cholawsky resigned her employment with the Company effective as of October 28, 2016. Mr. Lakkaraju resigned his employment with the Company effective as of February 3, 2017. Mr. Donnelly did not receive any equity grants in 2016. Dr. Cholawsky forfeited 100% of her 2016 equity awards on her departure.

Mr. Bloom was appointed as interim President and Chief Executive Officer on October 28, 2016. Mr. Bloom did not receive any equity grants in 2016.

Other Benefits

We also provide our Named Executive Officers with certain employee benefits that are generally consistent with both the employee benefits we provide to all of our employees and that are provided by other employers in Silicon Valley. These benefits consist of a tax-qualified defined contribution plan, which we refer to as our 401(k) plan (to which we do not make any employer contributions), health benefits, life insurance benefits, and other welfare benefits. We do not provide any special employee benefits for our Named Executive Officers other than life insurance coverage equal to 2x the individual’s salary, with a cap of $500,000 per person, which coverage is also available to each of our U.S. exempt employees. Also, for Mr. Bloom, we provide reimbursement and gross up for commuting expenses. Our U.S. employees who hold a non-exempt position receive $50,000 in life insurance coverage per person.

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

Richard Bloom

Mr. Bloom assumed the title of interim President and Chief Executive Officer on October 28, 2017. In connection with his employment, we entered into an offer letter with Mr. Bloom. Our arrangement with Mr. Bloom provided for him to receive a monthly base salary of $40,000.

Pursuant to the terms of Mr. Bloom’s offer letter, if his employment terminates as a result of  an involuntary termination, including a good reason termination (or for cause in certain limited circumstances, each as defined in his offer letter), Mr. Bloom would be entitled to severance pay equal to a lump sum payment of $200,000. The Company will reimburse Mr. Bloom for all reasonable costs related to travel to and from his principle residence and the Company’s headquarters, including but not limited to, airfare, lodging, and meals.  To the extent such reimbursement results in taxable income to Mr. Bloom, the Company will provide Mr. Bloom with an additional payment for federal and state income taxes.

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

Pursuant to the terms of Dr. Cholawsky’s offer letter, if she is terminated without cause or resigns for good reason (as defined in the offer letter), Dr. Cholawsky would be entitled to severance pay equal to 12 months of base salary. If such termination or resignation follows within 12 months of a change of control of the Company, Dr. Cholawsky would also be entitled to vest immediately in 100% of any remaining unvested equity awards, provided, however, that stock options with market-based conditions will be eligible for acceleration only if and to the extent the applicable market conditions have been met prior to the change of control or achieved as part of the change of control as described in Dr. Cholawsky’s offer letter. Dr. Cholawsky resigned her employment with the Company effective as of October 28, 2016.  In connection with Dr. Cholawsky’s resignation, in addition to salary earned through the resignation date and unpaid bonus amounts, 100% of her equity was accelerated and she received 12 months of base salary ($370,000).

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

Pursuant to the terms of Mr. Lakkaraju’s offer letter, if he is terminated without cause or resigns for good reason (as defined in the offer letter), Mr. Lakkaraju would be entitled to severance pay equal to six months of base salary and 50% of the short-term cash incentive target in effect for the year in which he is terminated. If such termination or resignation follows within 12 months of a change of control of the Company, Mr. Lakkaraju would also be entitled to vest immediately in 100% of any remaining unvested equity awards, provided, however, that stock options with market-based conditions will be eligible for acceleration only if and to the extent the applicable market conditions have been met prior to the change of control or achieved as part of the change of control as described in Mr. Lakkaraju’s grant. Mr. Lakkaraju resigned his employment with the Company effective as of February 3, 2017.

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

Pursuant to the terms of Mr. Donnelly’s offer letter, if Mr. Donnelly is terminated without cause or resigns for good reason (as defined in the offer letter), Mr. Donnelly would be entitled to severance pay equal to four months of base salary and 33.3% of his target short-term cash incentive in effect for the year in which he is terminated. If such termination or resignation follows within 12 months of a change of control of the Company, Mr. Donnelly would also be entitled to vest immediately in 100% of any remaining unvested equity awards, provided, however, that stock options with market-based conditions will be eligible for acceleration only if and to the extent the applicable market conditions have been met prior to the change of control or achieved as part of the change of control as described in Mr. Donnelly’s grant.  Mr. Donnelly is no longer a Section 16 Officer for 2017 and he resigned his employment with the Company effective April 1, 2016.

Chris Koverman

Mr. Koverman assumed the title of Vice President, Engineering on August 6, 2014. In connection with his employment, we entered into an offer letter with Mr. Koverman. Our arrangement with Mr. Koverman provided for him to receive an annual base salary of $225,000 and an annual short-term cash incentive target of $56,250. Effective March 30, 2015 Mr. Koverman’s base salary increased to $234,000. Effective March 23, 2016, Mr. Koverman’s base salary was increased to $265,000 and his annual cash incentive target was increased to $106,000. In addition, Mr. Koverman has been granted stock options and RSU awards, as reflected in the outstanding equity awards table below.

Pursuant to the terms of Mr. Koverman’s offer letter, if he is terminated without cause or resigns for good reason (as defined in the offer letter), Mr. Koverman would be entitled to severance pay equal to three months of base salary. If such termination or resignation follows within 12 months of a change of control of the Company, Mr. Koverman would also be entitled to vest immediately in 100% of any remaining unvested equity awards, provided, however, that stock options with market-based conditions will be eligible for acceleration only if and to the extent the applicable market conditions have been met prior to the change of control or achieved as part of the change of control as described in Mr. Koverman’s grant.

EXECUTIVE COMPENSATION

2016 Summary Compensation Table

The following table shows compensation information for 2016, 2015 and 2014 for our Named Executive Officers.

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards (1) ($)	Option Awards (1) ($)	Non-Equity Incentive Plan Compensation (2) ($)	All Other Compensation (3) ($)	Total ($)
Richard Bloom (4) Interim Chief Executive Officer and President	2016	96,000	-	50,000	-	-	68	146,068
Roop Lakkaraju (5)	2016	330,868	-	-	66,321	83,154	270	480,613
Chief Financial Officer and Executive Vice President of Finance and Administration	2015	329,834	-	-	99,375	140,490	270	569,969
	2014	320,000	-	-	146,407	156,795	162	623,364
Chris Koverman (6) Vice President, Product and Engineering	2016	261,131	-	-	20,204	73,578	270	355,183
Elizabeth Cholawsky (7)	2016	338,692	-	-	113,694	84,785	370,225	907,396
President and Chief Executive Officer	2015	370,346	-	-	139,125	197,684	270	707,425
	2014	216,000	40,000	483,442	973,594	146,431	10,679(8)	1,870,146
Shaun Donnelly (9)	2016	82,475	-	-	-	3,641	64	86,180
Senior Vice President, Customer Success and Services Sales	2015	235,576	-	-	99,375	43,385	72,238(10)	450,574
	2014	226,600	-	-	117,125	45,632	92,289(11)	481,646

(1)
The amounts disclosed represent the grant date fair value of awards computed in accordance with ASC Topic 718, Compensation – Stock Compensation, excluding the effect of certain forfeiture assumptions. We estimate the fair value of stock options granted using the Black-Scholes option pricing model. This pricing model requires a number of complex assumptions including volatility, expected term, risk-free interest rate, and expected dividends. For more information about the assumptions used, please refer to our audited consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2016.

(2)
The amounts disclosed for 2016 reflect the aggregate short-term cash incentive awards earned for all four quarters of the 2016 fiscal year under the annual incentive plan. Payouts for earned awards were made both in 2016 and 2017.

(3)
Our employees may participate in our 401(k) plan, which is a tax-qualified defined contribution plan. We do not provide any matching contributions on any employee’s contribution to the 401(k) plan. The amounts disclosed in this column include life insurance premiums for term life insurance consisting of 2x base salary with a cap of $500,000 for each Named Executive Officer.

(4)
Mr. Bloom was appointed as interim President and Chief Executive Officer effective October 28, 2016.  In addition, Mr. Bloom received non-employee director compensation until his appointment as interim President and Chief Executive Officer. These non-employee director amounts include $16,376 in cash and $50,000 in Stock Awards which are reflected both in the Summary Compensation Table and the Director Compensation Table. See 2016 Director Compensation table.

(5)	Mr. Lakkaraju resigned his employment with the Company effective February 3, 2017.

(6)	Mr. Koverman was promoted to Vice President, Product and Engineering in January 2016.

(7)
Dr. Cholawsky resigned her employment with the Company effective October 28, 2016. In connection with her resignation, 100% of her unvested equity was accelerated, valued at $95,051, and she received 12 months of base salary ($370,000).

(8)
Includes $10,634 in reimbursements to Dr. Cholawsky in connection with work-related travel expenses while Dr. Cholawsky’s relocation was pending. Also includes $45 in life insurance premiums for term life insurance consisting of 2x base salary with a cap of $500,000.

(9)	Mr. Donnelly resigned his employment with the Company effective April 1, 2016.

(10)
Includes $71,984 in housing allowances to Mr. Donnelly through November 2015 in connection with his new residence near Company headquarters. Also includes $254 in life insurance premiums for term life insurance consisting of 2x base salary with a cap of $500,000.

(11)
Includes $92,127 in housing allowances to Mr. Donnelly in connection with his new residence near Company headquarters. Also includes $162 in life insurance premiums for term life insurance consisting of 2x base salary with a cap of $500,000.

2016 Grants of Plan-Based Awards Table

The following table sets forth certain information with respect to grants of plan-based awards in 2016 to our Named Executive Officers, including short-term cash incentive awards and equity awards. The stock options granted to our Named Executive Officers in 2016 were granted under the 2010 Stock Plan. All stock options were granted with an exercise price equal to the closing price of a share of Common Stock on Nasdaq on the date of the grant.

	Grant	Estimated Future Payouts Under Non-Equity Incentive Plan Awards (1)			All Other Option Awards: Number of Securities Underlying Options and Units	Exercise or Base Price of Option Awards	Grant Date Fair Value of Stock and Option Awards
		Threshold	Target	Maximum
Name	Date	($)	($)	($)	(#) (2)	($)	($) (3)
Richard Bloom (4)
RSU	7/19/2016	-	-	-	18,896	-	50,000
Roop Lakkaraju (5)
MBO	-	81,329	154,912	189,767	-	-	-
Option	2/9/2016	-	-		29,166	2.40	26,381
Performance Option (6)	2/9/2016	-	-	29,166	-	2.40	39,340
Chris Koverman (7)
MBO	-	37,100	106,000	121,900	-	-	-
Option	3/15/2016	-	-		8,333	2.55	8,095
Performance Option (6)	3/15/2016	-	-	8,333	-	2.55	12,109
Elizabeth Cholawsky (8)
MBO	-	168,350	240,000	312,650	-	-	-
Option	2/9/2016	-	-	-	50,000	2.40	45,225
Performance Option (6)	2/9/2016	-	-	50,000	-	2.40	68,469
Shaun Donnelly (9)
MBO	-	20,619	58,911	67,748	-	-	-
Option	-	-	-	-	-	-	-

(1)
For 2016 we defined Company and/or individual objectives for our Named Executive Officers on a quarterly basis, with certain overachievement possible. Objectives were expressed as financial goals for the Company and/or individual performance goals. Additional information is reflected in the discussion of “Short-Term, Performance- Based Cash Incentive Awards” above.

(2)
All awards listed in this column are time-based grants.  Stock options vest 1/48th of the shares subject to the grant on each monthly anniversary of the grant date over 48 months, subject to continued employment. Restricted Stock Units (RSUs) vest 100% after one year from the grant date subject to continued service.

(3)
The amounts disclosed represent the grant date fair value of awards computed in accordance with ASC Topic 718, Compensation – Stock Compensation, excluding the effect of certain forfeiture assumptions. We estimate the fair value of stock options granted using the Black-Scholes option pricing model. This pricing model requires a number of complex assumptions including volatility, expected term, risk-free interest rate, and expected dividends. For more information about the assumptions used, please refer to our audited consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2016.

(4)	Mr. Bloom was appointed as interim President and Chief Executive Officer of the Company effective October 28, 2016. The $50,000 in Stock Awards are also reflected in the Director Compensation Table.

(5)	Mr. Lakkaraju resigned his employment with the Company effective February 3, 2016.

(6)	This grant shall only be exercisable to the extent vested, following the date as of which the FMV of the Company’s Common Stock equals or exceeds $5.55 per share for 20 consecutive trading days.

(7)	Mr. Koverman was promoted to Vice President, Product and Engineering in January 2016.

(8)	Dr. Cholawsky resigned her employment with the Company effective October 28, 2016.

(9)	Mr. Donnelly resigned his employment with the Company effective April 1, 2016.

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

Outstanding Equity Awards at 2016 Fiscal Year-End Table

The following table summarizes the number of securities underlying outstanding equity awards for our Named Executive Officers as of December 31, 2016:

	Option Awards (1)					Stock Awards (1)
	Grant Date	Number of Securities Underlying Unexercised Options Exercisable	Number of Securities Underlying Unexercised Options Unexercisable	Option Exercise Price	Option Expira- tion- Date	Grant Date	Number of Shares or Units of Stock that Have Not Vested	Market Value of Shares or Units of Stock that Have Not Vested
Name	(2)	(#)	(#)	($)		(3)	(#)	($) (4)
Richard Bloom	-	-	-	-	-	7/19/2016(5)	18,896	48,752
Roop Lakkaraju	10/30/2013(6)	51,458	13,542	16.71	10/30/2023	10/30/2013 (7)	23,697	61,138
	5/21/2014	17,939	2,894	6.78	5/21/2024	-	-	-
	5/21/2014(8)	-	10,416	6.78	5/21/2024	-	-	-
	5/21/2014(9)	-	10,416	6.78	5/21/2024	-	-	-
	2/10/2015	25,462	16,204	5.55	2/10/2025	-	-	-
	2/9/2016(10)	6,076	23,090	2.4	2/9/2026	-	-	-
	2/9/2026 (10)(11)	-	29,166	2.4	2/9/2026	-	-	-
Chris Koverman	9/4/2014(6)	11,250	8,750	7.32	9/4/2024	9/4/2014(7)	9,374	24,185
	4/21/2015	4,346	3,476	5.10	4/21/2025	4/21/2015	4,889	12,614
	3/15/2016 (10) (11)	1,562	6,771	2.55	3/15/2026	-	-	-
	3/15/2016 (10) (11)	-	8,333	2.55	3/15/2026	-	-	-
Elizabeth Cholawsky	5/16/2014 (6)(8)(12)(13)	-	50,000	6.63	1/26/2017	-	-	-
	5/16/2014 (6)(9)(12)(13)	-	100,000	6.63	1/26/2017	-	-	-
	5/16/2014 (6)(12)(13)(14)	-	100,000	6.63	1/26/2017	-	-	-
	2/10/2015 (13)	58,333	-	5.55	1/26/2017	-	-	-
	2/9/2016 (10)(13)	50,000	-	2.40	1/26/2017	-	-	-
	2/9/2016 (10)(13)	-	50,000	2.40	1/26/2017	-	-	-
Shaun Donnelly(15)	-	-	-	-	-	-	-	-

(1)	Unless otherwise indicated, these grants are made pursuant to the Company’s 2010 Stock Plan.

(2)	Unless otherwise indicated, 1/36th of the shares subject to these grants vest on each monthly anniversary of the grant date over 36 months, subject to continued employment.

(3)	Unless otherwise indicated, 1/3rd of the shares subject to these grants vest on each anniversary of the grant date over 3 years, subject to continued employment.

(4)
Market value of shares or units of stock that have not vested is computed by multiplying (i) $2.58, the closing price per share of our common stock on the NASDAQ Market on December 30, 2016, the last trading day of 2016, by (ii) the number of shares or units of stock.

(5)	100% of the shares subject to this grant vest on the anniversary of the grant date, subject to continued service. The $50,000 in Stock Awards are also reflected the Director Compensation Table.

(6)
1/4th of the shares subject to this grant vest on the first anniversary of the grant date and 1/48th of the shares subject to this grant vest on each monthly anniversary thereafter over the next 36 months, subject to continued employment.

(7)	1/4th of the shares subject to this grant vests on each anniversary of the grant date over 4 years, subject to continued employment.

(8)	This grant shall only be exercisable, to the extent vested, following the date as of which the FMV of the Company’s Common Stock equals or exceeds $12.00 for 20 consecutive trading days.

(9)	This grant shall only be exercisable, to the extent vested, following the date as of which the FMV of the Company’s Common Stock equals or exceeds $18.75 for 20 consecutive trading days.

(10)	1/48th of the shares subject to this grant vest on each monthly anniversary of the grant date over 48 months, subject to continued employment.

(11)	This grant shall only be exercisable, to the extent vested, following the date as of which the FMV of the Company’s Common Stock equals or exceeds $5.55 for 20 consecutive trading days.

(12)	These grants are made pursuant to the Company’s 2014 Inducement Award Plan (the “Inducement Plan”).

(13)	Ms. Cholawsky resigned her employment with the Company effective October 28, 2016. The option expiration date is 90 days from October 28, 2016.

(14)	This grant shall only be exercisable, to the extent vested, following the date as of which the FMV of the Company’s Common Stock equals or exceeds $29.25 for 20 consecutive trading days.

(15)	Mr. Donnelly resigned his employment with the Company effective April 1, 2016.

2016 Option Exercises and Stock Vested

The following table provides information about RSU awards vested for our Named Executive Officers during 2016. No stock options were exercised by our Named Executive Officers during 2016.

	Stock Awards
Name	Number of Shares Acquired on Vesting (#)	Value Realized on Vesting ($) (1)
Richard Bloom (2)	-	-
Roop Lakkaraju (3)	23,698	59,719
Chris Koverman (4)	7,132	18,924
Elizabeth Cholawsky (5)	54,687	133,553
Shaun Donnelly (6)	-	-

(1)	Represents the amounts realized based on the fair market value of the Company’s Common Stock on the applicable vesting date.

(2)	Mr. Bloom was appointed as interim President and Chief Executive Officer effective October 28, 2016.

(3)	Mr. Lakkaraju resigned his employment with the Company effective February 3, 2017.

(4)	Mr. Koverman was promoted to Vice President, Product and Engineering in January 2016.

(5)	Dr. Cholawsky resigned her employment with the Company effective October 28, 2016.

(6)	Mr. Donnelly resigned his employment with the Company effective April 1, 2016.

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

Potential Payments upon Termination or Change-in-Control

During 2016, we were party to employment contracts and arrangements with our Named Executive Officers. Under these contracts and arrangements, we are obligated to provide our Named Executive Officers with certain payments or other forms of compensation if their employment with us is terminated under certain conditions. The forms of such termination that would trigger additional payments or compensation include involuntary termination without cause (and in certain limited circumstances for Mr. Bloom, with cause) and/or resignation for good reason following a change of control.

The tables below reflect the estimated amounts of payments or compensation each of our Named Executive Officers serving at December 31, 2016 may receive under particular circumstances in the event of termination of such Named Executive Officer’s employment. The first table below was prepared as though each of our Named Executive Officers (except for Dr. Cholawsky, whose employment terminated on October 28, 2016 and Mr. Donnelly, whose employment terminated on April 1, 2016), had been terminated involuntarily without cause on December 30, 2016, the last business day of 2016. In connection with Dr. Cholawsky’s resignation, 100% of her unvested equity was accelerated, valued at $95,051, and she received 12 months of base salary ($370,000). In connection with Mr. Donnelly’s resignation, he did not receive any severance payments or acceleration of unvested equity grants. The second table below was prepared as though each of our Named Executive Officers (except for Dr. Cholawsky, whose employment terminated on October 28, 2016 and Mr. Donnelly, whose employment terminated on April 1, 2016), had been terminated involuntarily without cause on December 30, 2016, the last business day of 2016, within 12 months of a change-in-control of the Company and assumes that the price per share of Common Stock equals $2.58, which was the closing price of a share of Common Stock on December 30, 2016 as reported on Nasdaq. For more information about these agreements and arrangements, including the duration for payments or benefits received under these agreements and arrangements, see “Compensation Discussion and Analysis—Employment Arrangements, Termination of Employment Arrangements and Change of Control Arrangements” above. To the extent payments or benefits are required, we will provide all such payments and benefits under the agreements.

Involuntary Termination

Name	Salary Continuation	Cash-Based Incentive Award	Continuation of Health & Welfare Benefits (1)	Value of Unvested and Accelerated Equity Grants (2)	Excise Tax & Gross-Up	Total
Richard Bloom (3)	$200,000	-	-	-	-	$200,000
Roop Lakkaraju(4)	$164,800	-	$11,120	-	-	$175,920
Chris Koverman (5)	$132,500	-	$9,492	-	-	$141,992

Involuntary Termination Following a Change-in-Control

Name	Salary Continuation	Cash-Based Incentive Award	Continuation of Health & Welfare Benefits (1)	Value of Unvested and Accelerated Equity Grants (2)	Excise Tax & Gross-Up	Total
Richard Bloom (3)	$200,000	-	-	$48,752	-	$248,752
Roop Lakkaraju (4)	$164,800	-	$11,120	$69,451	-	$245,371
Chris Koverman (5)	$132,500	-	$9,492	$37,205	-	$179,197

(1)	Amounts reflect our actual cost of providing health and welfare benefits for the period of time that each Named Executive Officer would be entitled to base salary continuation.

(2)
This value reflects the immediate vesting of all outstanding equity grants that are subject to accelerated vesting as of the effective date of the change-in-control, based on a December 30, 2016 closing stock price of $2.58

(3)
Mr. Bloom was appointed as interim President and Chief Executive Officer effective October 28, 2016. The Company will pay a lump-sum payment equal to the sum of two hundred thousand dollars ($200,000) in case of involuntary termination.

(4)
Mr. Lakkaraju resigned his employment with the Company effective February 3, 2017. In connection with his resignation, he did not receive any severance payments or acceleration of unvested equity grants.

(5)	Mr. Koverman was promoted to Vice President, Product and Engineering in January 2016.

Death or Disability

The Company pays the premiums for life insurance and accidental death and dismemberment policies for each Named Executive Officer, which are included in the “All Other Compensation” section of the “Summary Compensation Table.” The amount of each such policy is 2x base salary with a cap of $500,000. If a Named Executive Officer’s termination was due to his or her death, the officer’s beneficiary or beneficiaries would be paid 2x base salary with a cap of $500,000 under the life insurance policy and an additional 2x base salary with a cap of $500,000 under the accidental death and dismemberment policy if the death was caused by an accident.

Compensation-Related Risk Analysis

During November, 2016, the Company’s management, in conjunction with the Company’s legal, accounting, human resources and finance departments, undertook a quantitative and qualitative review of the Company’s compensation policies and practices that applied to all Company employees whose compensation includes any variable or incentive compensation element, as well as policies and practices of different groups that mitigate or balance such incentives. As part of this review, these parties reviewed, considered, and analyzed the extent to which, if any, the Company’s compensation policies and practices might create risks for the Company, and relevant controls and mitigating factors.

After conducting this review, management found that none of the Company’s compensation policies and practices for its employees creates any risks that are reasonably likely to have a material adverse effect on the Company. The Board has reviewed the results of management’s analysis and concurs with management’s assessment.

Compensation Committee Report

Set forth above is the Compensation Discussion and Analysis section, which is a discussion of compensation programs and policies from the perspective of the Company. The Compensation Committee has reviewed and discussed the Compensation Discussion and Analysis with management. Based on the Compensation Committee’s review of, and discussions with management with respect to, the Compensation Discussion and Analysis, the Compensation Committee recommended to the Board that the Compensation Discussion and Analysis be included in this Amendment.

THE COMPENSATION COMMITTEE:

Eric Singer, Chairman

Bradley Radoff

Brian Kelley

Compensation Committee Interlocks and Insider Participation

None of the Company’s named executive officers serves, nor at any time during 2016 served, as a member of the board or compensation committee of any other entity whose executive officer(s) serve as a member of the Company’s Board or Compensation Committee.

Director Compensation

We compensate our independent, non-employee directors for serving on our Board. We did not pay Dr. Cholawsky through her resignation on October 28, 2016 and we do not pay Mr. Bloom, the only Company employees to serve as directors during 2016, any additional compensation for serving on our Board in addition to their compensation as employees. Our Board reviews from time to time the compensation we pay to our non-employee directors and recommends, as appropriate, adjustments to such compensation. The compensation we pay to our non-employee directors consists of two components: equity and a cash retainer.

Equity. On July 19, 2016, the Board determined that new directors would not receive option grants for 2016. Prior to that date, on the date that an individual first became a non-employee director, we granted him or her an option to purchase 40,000 shares of Common Stock. These grants were made under the 2010 Equity and Performance Incentive Plan as Amended and Restated (the “2010 Stock Plan”). These options vest in equal monthly installments over a 48-month period. Options granted to non-employee directors have an exercise price equal to the closing price of Common Stock on Nasdaq on the date of grant and a term of 10 years.

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

Cash Retainer. We pay non-employee directors an annual retainer of $30,000 for serving as a director. We pay additional annual retainers of $16,250, $15,000, $10,000, and $7,500 to the chairman of each of the Board, the Audit Committee, the Compensation Committee, and the Nominating and Corporate Governance Committee, respectively; and $7,000, $5,000, and $2,800 to each non-chair member of the Audit Committee, the Compensation Committee, and the Nominating and Corporate Governance Committee, respectively. The cash retainers are paid quarterly.

The following table sets forth a summary of the compensation paid to our non-employee directors for service in 2016. The compensation we paid to Dr. Cholawsky and Mr. Bloom for service as employee directors in 2016 is included in the 2016 Summary Compensation Table below showing the compensation for our named executive officers. While serving as employee directors Dr. Cholawsky and Mr. Bloom received no additional compensation for 2016 in respect of their service as members of our Board during the time they were employee directors. Mr. Bloom did receive compensation as a member of the Board when he was a non-employee director (as noted below).

2016 DIRECTOR COMPENSATION

Name	Fees Earned or Paid in Cash	Option Awards (1)	RSU Awards (2)	Total

Shawn Farshchi (3)	$10,884	-	-	$10,884
Mark Fries (4)	$11,125	-	-	$11,125
J. Martin O’Malley (5)	$11,250	-	-	$11,250
Toni Portmann (6)	$20,437	-	-	$20,437
Jim Stephens (6)	$33,717	-	-	$33,717
Tim Stanley (7)	$28,742	$12,900	$50,000	$91,642
Elizabeth Fetter (8)	$12,577	$13,004	-	$25,581
Lowell Robinson (8)	$14,973	$13,004	-	$27,977
Richard Bloom (9)(10)	$16,376	-	$50,000	$66,376
Brian J. Kelley (9)	$22,667	-	$50,000	$72,667
Bradley L. Radoff (9)	$19,147	-	$50,000	$69,147
Joshua Schechter (9)	$28,272	-	$50,000	$78,272
Eric Singer (9)	$25,239	-	$50,000	$75,239

(1)	New non-employee directors joining the Board before June 24, 2016 received 40,000 options upon appointment. After such date, no options were granted to new non-employee directors.

(2)
These amounts represent the aggregate grant date fair value computed in accordance with Accounting Standard Codification (“ASC”) Topic 718, Compensation – Stock Compensation, of the non-employee directors’ RSU awards in fiscal 2016, excluding the effect of certain forfeiture assumptions. See Note 1 to our consolidated financial statements in our Annual Report on Form 10-K for the fiscal year ended December 31, 2016 for details as to the assumptions used to determine the aggregate grant date fair values of the RSU awards. See also our discussion of stock-based compensation under “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Critical Accounting Policies and Estimates” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2016. As of December 31, 2016, our non-employee directors held options to purchase shares of Common Stock and unvested RSUs that had been granted by us as director compensation representing the following number of shares of Common Stock: Mr. Bloom, 0 stock options and 18,896 RSUs; Mr. Schechter, 0 stock options and 18,896 RSUs; Mr. Radoff , 0 stock options and 18,896 RSUs; Mr. Singer, 0 stock options and 18,896 RSUs; and Mr. Stanley, 13,333 stock options and 18,896 RSUs.

(3)	Mr. Farshchi resigned as a member of the Board effective March 14, 2016.

(4)	Mr. Fries resigned as a member of the Board effective March 4, 2016.

(5)	Mr. O’Malley resigned as a member of the Board effective March 14, 2016.

(6)	Ms. Portmann and Mr. Stephens did not stand for re-election as members of the Board at the Company’s Annual Meeting of Stockholders on June 24, 2016.

(7)	Mr. Stanley was appointed as a member of the Board effective March 4, 2016.

(8)
Ms. Fetter and Mr. Robinson were appointed as members of the Board effective March 14, 2016. Both were not re-elected as members of the Board at the Company’s Annual Meeting of Stockholders on June 24, 2016.

(9)	Messrs. Bloom, Kelley, Radoff, Schechter, Singer and Stanley were elected as members of the Board at the Company’s Annual Meeting of Stockholders on June 24, 2016.

(10)	Mr. Bloom stopped receiving any director compensation upon his appointment as interim President and Chief Executive Officer effective October 28, 2016.

Stock Ownership Guidelines

To further align the interests of our executive officers and non-employee directors with the interests of the Company’s stockholders, the Board has determined that such persons should hold shares of the Company’s Common Stock that have a fair market value commensurate with their respective roles with the Company. These guidelines ensure that all executive officers and non-employee directors have a significant personal investment in the Company through their ownership of shares in the Company. Our stock ownership guidelines are applicable to all executive officers who are required to file reports pursuant to Section 16 of the Exchange Act and require the following levels of stock ownership as a multiple of the individual’s respective base salary: Chief Executive Officer: 3X, Chief Financial Officer: 3X, and our other executive officers: 2X. Our stock ownership guidelines are also applicable to all non-employee directors and require that such persons own shares of Common Stock of the Company in an amount no less than three (3) times their annual cash retainer for their director service.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

SECURITIES OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth certain information as of April 20, 2017 with respect to the beneficial ownership of shares of Common Stock (as adjusted to reflect the reverse stock split on January 20, 2017) by: (i) each person (including any “group” as that term is used in Section 13(d)(3) of the Exchange Act) who is known by us to beneficially own more than 5% of the outstanding shares of our Common Stock; (ii) each of the Company’s named executive officers listed in the Summary Compensation Table under the section entitled “Executive Compensation”; (iii) each of our directors; and (iv) all directors and named executive officers of the Company as a group. On April 20, 2017, 18,561,008 shares of Common Stock were issued and outstanding. Ownership information is based on information furnished by the respective individuals or entities, as the case may be.

Name of Beneficial Owner	Shares of Common Stock Beneficially Owned (1)	Percent of Common Stock Outstanding (1)
5% or More Stockholders:
VIEX Opportunities Fund, LP - Series One (2)	1,083,531	5.84%
BLR Partners LP (3)	1,301,874	7.01%
Directors and Named Executive Officers (4):
Richard Bloom (5)	16,666	*
Chris Koverman (6)	31,299	*
Joshua Schechter (7)	33,333	*
Brian Kelley	0	*
Bradley Radoff (8)	1,593,540	8.59%
Eric Singer (9)	1,083,531	5.84%
Tim Stanley (10)	4,166	*
All directors and named executive officers as a group (11)	2,762,535	14.88%

*	Represents holdings of less than 1%.

(1)
To our knowledge, the persons named in the table have sole voting and dispositive power with respect to all shares of Common Stock shown as beneficially owned by them, subject to community property laws where applicable and the information contained in the other notes to this table. Beneficial ownership is determined in accordance with the rules and regulations of the SEC. Under such rules, beneficial ownership includes any shares as to which the entity or individual has sole or shared voting or investment power and also any shares that the entity or individual has the right to acquire through June 19, 2017 (within 60 days after April 20, 2017) through the exercise of any stock options or through the vesting of RSUs payable in shares. These shares, however, are not deemed outstanding for the purposes of computing the percentage ownership of any other person. Vested stock options subject to unmet market conditions are not included in these totals.

(2)
Based solely on information reported on a Schedule 13D/A filed with the SEC on June 27, 2016. Consists of Common Stock beneficially owned directly by VIEX Opportunities Fund, LP - Series One (“Series One”). Series One reported sole voting power and sole dispositive power of 1,083,531shares of Common Stock. VIEX GP, LLC, as the general partner of Series One, may be deemed the beneficial owner of the shares of Common Stock beneficially owned by Series One. VIEX Capital Advisors, LLC, as the investment manager of Series One, may be deemed the beneficial owner of the shares of Common Stock beneficially owned by Series One. Mr. Singer, as the managing member of each of VIEX GP, LLC, and VIEX Capital Advisors, LLC, may be deemed the beneficial owner of the shares of Common Stock beneficially owned by Series One. The mailing address for VIEX Opportunities Fund, LP – Series One is 825 Third Avenue, 33rd Floor, New York, New York 10022.

(3)
Based solely on information reported on a Schedule 13D/A filed with the SEC on June 27, 2016. Consists of Common Stock beneficially owned directly by BLR Partners LP. BLR Partners LP reported sole voting power and sole dispositive power of 1,301,874 shares of Common Stock. BLRPart GP, as the general partner of BLR Partners, may be deemed the beneficial owner of the shares of Common Stock beneficially owned by BLR Partners. BLRGP, as the general partner of BLRPart GP, may be deemed the beneficial owner of the shares of Common Stock beneficially owned by BLR Partners. Fondren Management, as the investment manager of BLR Partners, may be deemed the beneficial owner of the shares of Common Stock beneficially owned by BLR Partners. FMLP, as the general partner of Fondren Management, may be deemed the beneficial owner of the shares of Common Stock beneficially owned by BLR Partners. Mr. Radoff, as the sole shareholder and sole director of each of BLRGP and FMLP may be deemed the beneficial owner of the shares of Common Stock beneficially owned by BLR Partners. The mailing address for BLR Partners LP is 1177 West Loop South, Suite 1625, Houston, TX  77027.

(4)	The address of each director and named executive officer is Support.com, Inc., 900 Chesapeake Drive, Second Floor, Redwood City, California 94063, Attention: Investor Relations.

(5)	Consists of 16,666 shares of Common Stock held by Mr. Bloom, who has sole voting and dispositive power.

(6)
Includes 24,231 shares of Common Stock subject to stock options and awards that are exercisable or releasable within 60 days of April 20, 2017. Also includes 7,068 shares of Common Stock held by Mr. Koverman, who has sole voting and dispositive power.

(7)	Consists of 33,333 shares of Common Stock held by Mr. Schechter, who has sole voting and dispositive power.

(8)
Includes 291,666 shares of Common Stock held directly by Mr. Radoff, who has sole voting and dispositive power. It also includes 1,301,874 shares of Common Stock beneficially owned directly by BLR Partners LP. Please see footnote 3.

(9)	Consists of 1,083,531 shares of Common Stock beneficially owned directly by VIEX Opportunities Fund, LP - Series One (“Series One”). Please see footnote 2.

(10)	Includes 4,166 shares of Common Stock subject to stock options granted to Mr. Stanley that are exercisable within 60 days of April 20, 2017.

(11)
Includes 24,057 shares of Common Stock subject to stock options and awards that are exercisable or releasable within 60 days of April 20, 2017. Also includes 2,734,138 shares of Common Stock held by directors and named executive officers. During 2016, our named executive officers consisted of Richard Bloom, Roop Lakkaraju, Chris Koverman, Elizabeth Cholawsky and Shaun Donnelly.  As of April 20, 2017, our independent directors consisted of Joshua Schechter, Brian Kelley, Bradley Radoff, Eric Singer and Tim Stanley.

Securities Authorized for Issuance Under Equity Compensation Plans
Equity Compensation Plan Information
As of December 31, 2016

Plan Category	Number of Securities to be issued upon exercise of outstanding options, warrants, and rights (a)	Weighted-average exercise price of outstanding options, warrants, and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity Compensation Plans approved by security holders (1)	1,341,917	$4.61	1,060,566
Equity Compensation Plans not approved by security holders (2)	391,718	$4.95	100,000
Total	1,733,635	$4.68	1,160,566

(1)	This is the 2010 Stock Plan as well as the 2000 Stock Plan. Stock options, restricted stock, RSUs or stock appreciation rights may be awarded under the 2010 Stock Plan.

(2)	This is the Inducement Plan.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE.

Certain Relationships and Related-Party Transactions

We have a process for review and approval of any relationships and transactions in which we and our directors, officers, 5% stockholders or their immediate family members (“Related Persons”) are participants to determine whether those Related Persons may have a direct or indirect material interest. We collect and update information about the affiliations of our Section 16 Officers and directors annually though Director & Officer Questionnaires and we maintain and use a list of known related parties to identify any transactions with Related Persons. In addition, at the close of each fiscal quarter we survey our Finance, Legal and executive staff for knowledge of transactions with Related Persons. Our Ethics Committee reviews any such related party transactions under the supervision of the Audit Committee. Our Ethics Committee is comprised of our General Counsel and our Principal Financial Officer and operates as described in the Code of Ethics.

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

Except as specified above, there have been no related-party transactions since the beginning of fiscal 2016, and there are no currently proposed transactions, in either case in which (a) Support.com was a participant, (b) the amount involved exceeded $120,000, and (c) any Related Person had a direct or indirect material interest.

Director Independence

It is our policy that a majority of our directors be independent. The Board has determined that five of our six directors are independent, namely Messrs. Kelley, Radoff, Schechter, Singer and Stanley, based on the listing standards of the NASDAQ Capital Market (“Nasdaq”) and applicable laws and regulations. Our Board has also determined that the only director who is standing for election to the Board and is not independent is Mr. Bloom, our interim President and Chief Executive Officer.

Committees of the Board of Directors

Our Board delegates certain responsibilities to committees of directors. The Board has a standing Nominating and Corporate Governance Committee, Compensation Committee, and Audit Committee.  These committees are comprised entirely of independent directors. Members of these committees are selected by the Board upon the recommendation of the Nominating and Corporate Governance Committee.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES.

Principal Accountant Fees and Services

The following is a listing of the services provided by type and amount charged by BDO to the Company for fiscal years 2015 and 2016:

	Fiscal Year 2016	Fiscal Year 2015
Audit Fees	$507,603	$502,313
Audit-Related Fees	-	-
Tax Fees	-	-
All Other Fees	-	-
Grand Total	$507,603	$502,313

Audit Fees. Audit fees represent fees for professional services provided in connection with the integrated audits of our consolidated financial statements and internal controls over financial reporting, review of our quarterly financial statements and audit services in connection with other statutory filings.

Audit-Related Fees. There were no fees for services rendered by BDO that fall into the classification of audit-related fees for fiscal years 2015 and 2016.

Tax Fees. There were no fees for services rendered by BDO that fall into the classification of tax fees for fiscal years 2015 and 2016.

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

All other schedules are omitted since the information required is not applicable or is shown in the Consolidated Financial Statements or notes thereto in the Original Forrm 10-K.

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

21.1†	Subsidiaries of Support.com, Inc.
23.1†	Consent of Independent Registered Public Accounting Firm
24.1†	Power of Attorney (see the signature page of this Form 10-K)
31.1†	Chief Executive Officer Section 302 Certification
31.2†	Principal Financial Officer Section 302 Certification
31.3+	Chief Executive Officer Section 302 Certification
31.4+	Principal Financial Officer Section 302 Certification
32.1†	Statement of the Chief Executive Officer under 18 U.S.C. § 1350(2)
32.2†	Statement of the Principal Financial Officer under 18 U.S.C. § 1350(2)
101.INS†	XBRL Instance Document
101.SCH†	XBRL Taxonomy Extension Schema
101.CAL†	XBRL Taxonomy Extension Calculation Linkbase
101.DEF†	XBRL Taxonomy Extension Definition Linkbase
101.LAB†	XBRL Taxonomy Extension Label Linkbase
101.PRE†	XBRL Taxonomy Extension Presentation Linkbase
_______________________

†	Previously filed with the Original Form 10-K
+	Filed herewith
*	Denotes an executive or director compensation plan or arrangement

(1)	Confidential treatment has been requested for portions of this exhibit.

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

SIGNATURES

Pursuant to the requirements of the Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on this 27th day of April, 2017.

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
10.37 *
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

21.1†	Subsidiaries of Support.com, Inc.
23.1†	Consent of Independent Registered Public Accounting Firm
24.1†	Power of Attorney (see the signature page of this Form 10-K)
31.1†	Chief Executive Officer Section 302 Certification
31.2†	Principal Financial Officer Section 302 Certification
31.3+	Chief Executive Officer Section 302 Certification
31.4+	Principal Financial Officer Section 302 Certification
32.1†	Statement of the Chief Executive Officer under 18 U.S.C. § 1350(2)
32.2†	Statement of the Principal Financial Officer under 18 U.S.C. § 1350(2)
101.INS†	XBRL Instance Document
101.SCH†	XBRL Taxonomy Extension Schema
101.CAL†	XBRL Taxonomy Extension Calculation Linkbase
101.DEF†	XBRL Taxonomy Extension Definition Linkbase
101.LAB†	XBRL Taxonomy Extension Label Linkbase
101.PRE†	XBRL Taxonomy Extension Presentation Linkbase
_______________________

†	Previously filed with the Original Form 10-K
+	Filed herewith
*	Denotes an executive or director compensation plan or arrangement.

(1)	Confidential treatment has been requested for portions of this exhibit.

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