Form 10-Q
period 2017-03-31
Support.com, Inc.
filed 2017-05-15
CIK 1104855

UNITED STATES
 SECURITIES AND EXCHANGE COMMISSION
 Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2017

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

Commission File No. 000-30901

SUPPORT.COM, INC.
 (Exact Name of Registrant as Specified in Its Charter)

Delaware	94-3282005
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

1200 Crossman Avenue, Suite 210

Sunnyvale, CA, 94089

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

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☒ (Do not check if a smaller reporting company)	Smaller reporting company ☐

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

On April 28, 2017, 18,579,659 shares of the Registrant’s Common Stock, $0.0001 par value, were outstanding.

SUPPORT.COM, INC.

FORM 10-Q

QUARTERLY PERIOD ENDED MARCH 31, 2017

Index
PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS (UNAUDITED)

 SUPPORT.COM, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share data)

	March 31, 2017	December 31, 2016
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$21,823	$16,890
Short-term investments	28,931	36,519
Accounts receivable, net	10,224	9,567
Prepaid expenses and other current assets	980	1,211
Total current assets	61,958	64,187
Property and equipment, net	1,552	1,706
Intangible assets, net	256	266
Other assets	1,073	1,070

Total assets	$64,839	$67,229

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,022	$1,085
Accrued compensation	1,965	2,974
Other accrued liabilities	2,118	2,496
Short-term deferred revenue	2,876	2,759
Total current liabilities	7,981	9,314
Long-term deferred revenue	88	106
Other long-term liabilities	510	501
Total liabilities	8,579	9,921
Commitments and contingencies (Note 3)
Stockholders’ equity:
Common stock; par value $0.0001, 50,000,000 shares authorized; 19,042,852 issued and 18,561,008 outstanding at March 31, 2017; 19,030,024 issued and 18,548,180 outstanding at December 31, 2016	2	2
Additional paid-in capital	267,490	267,400
Treasury stock, at cost (481,844 shares at March 31, 2017 and December 31, 2016)	(5,295)	(5,295)
Accumulated other comprehensive loss	(2,181)	(2,329)
Accumulated deficit	(203,756)	(202,470)
Total stockholders’ equity	56,260	57,308

Total liabilities and stockholders’ equity	$64,839	$67,229

See accompanying notes.

Index
SUPPORT.COM, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share amounts)
(Unaudited)

	Three Months Ended March 31,
	2017	2016
Revenue:
Services	$12,915	$15,283
Software and other	1,375	1,314
Total revenue	14,290	16,597
Cost of revenue:
Cost of services	11,211	13,860
Cost of software and other	94	119
Total cost of revenue	11,305	13,979
Gross profit	2,985	2,618
Operating expenses:
Research and development	923	1,708
Sales and marketing	807	2,072
General and administrative	2,616	3,248
Amortization of intangible assets and other	10	267
Total operating expenses	4,356	7,295
Loss from operations	(1,371)	(4,677)
Interest income and other, net	133	133
Loss from continuing operations, before income taxes	(1,238)	(4,544)
Income tax provision	48	52
Loss from continuing operations, after income taxes	(1,286)	(4,596)
Income (loss) from discontinued operations, after income taxes	—	284
Net loss	$(1,286)	$(4,312)

Basic and diluted earnings per share:
Loss from continuing operations	$(0.07)	$(0.25)
Income (loss) from discontinued operations	0.00	0.01
Basic and diluted net loss per share	$(0.07)	(0.24)
Shares used in computing basic net loss per share	18,557	18,295
Shares used in computing diluted net loss per share	18,557	18,295

See accompanying notes.

Index
SUPPORT.COM, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(in thousands)
(Unaudited)

	Three Months Ended March 31,
	2017	2016
Net loss	$(1,286)	$(4,312)

Other comprehensive income:
Change in foreign currency translation adjustment	144	10
Change in net unrealized loss on investments	4	95
Other comprehensive income	148	105

Comprehensive loss	$(1,138)	$(4,207)

See accompanying notes.

Index
SUPPORT.COM, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)
(Unaudited)

	Three Months Ended March 31,
	2017	2016
Operating Activities:
Net loss	$(1,286)	$(4,312)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	185	141
Amortization of premiums and discounts on investments	32	103
Amortization of intangible assets and other	10	267
Stock-based compensation	90	661
Changes in assets and liabilities:
Accounts receivable, net	(657)	(447)
Prepaid expenses and other current assets	234	(297)
Other long-term assets	11	(21)
Accounts payable	(63)	1,365
Accrued compensation	(1,008)	(184)
Other accrued liabilities	(376)	(1,313)
Other long-term liabilities	15	(293)
Deferred revenue	99	160
Net cash used in operating activities	(2,714)	(4,170)

Investing Activities:
Purchases of property and equipment	(31)	(300)
Purchases of investments	(5,173)	(9,414)
Maturities of investments	12,733	8,910
Net cash provided by (used in) investing activities	7,529	(804)

Financing Activities:
Repurchase of common stock	—	(31)
Net cash used in financing activities	—	(31)
Effect of exchange rate changes on cash and cash equivalents	118	61
Net increase (decrease) in cash and cash equivalents	4,933	(4,944)
Cash and cash equivalents at beginning of period	16,890	27,598
Cash and cash equivalents at end of period	$21,823	$22,654

Supplemental schedule of cash flow information:
Income taxes paid	$36	$66

See accompanying notes.

Index
SUPPORT.COM, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 1. Significant Accounting Policies

Basis of Presentation

The accompanying unaudited interim condensed consolidated financial statements include the accounts of Support.com, Inc. (the “Company”, “Support.com”, “We” or “Our”) and its wholly owned subsidiaries. All intercompany balances and transactions have been eliminated. The condensed consolidated balance sheet as of March 31, 2017 and the consolidated statements of operations and comprehensive loss for the three months ended March 31, 2017 and 2016 and the consolidated statements of cash flows for the three months ended March 31, 2017 and 2016 are unaudited. In the opinion of management, these unaudited interim condensed consolidated financial statements reflect all adjustments (consisting of normal recurring adjustments) that are necessary for a fair presentation of the results for, and as of, the periods shown. The results of operations for such periods are not necessarily indicative of the results expected for the full fiscal year or for any future period. The condensed consolidated balance sheet information as of December 31, 2016 is derived from audited financial statements as of that date. These financial statements have been prepared based upon Securities and Exchange Commission (“SEC”) rules that permit reduced disclosure for interim periods. For a more complete discussion of significant accounting policies and certain other information, these unaudited interim condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2016, filed with the SEC on March 7, 2017.

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

In certain cases, we are paid for services that are sold but not yet delivered. We initially record such balances as deferred revenue, and recognize revenue when the service has been provided or, on the non-subscription portion of these balances, when the likelihood of the service being redeemed by the customer is remote (“services breakage”).  Based on our historical redemption patterns for these relationships, we believe that the likelihood of a service being delivered more than 90 days after sale is remote.  We therefore recognize non-subscription deferred revenue balances older than 90 days as services revenue. For the three months ended March 31, 2017 and 2016, services breakage revenue was less than 1% of our total revenue.

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

We monitor our investments for impairment on a quarterly basis and determine whether a decline in fair value is other-than-temporary by considering factors such as current economic and market conditions, the credit rating of the security’s issuer, the length of time an investment’s fair value has been below our carrying value, the Company’s intent to sell the security and the Company’s belief that it will not be required to sell the security before the recovery of its amortized cost. If an investment’s decline in fair value is deemed to be other-than-temporary, we reduce its carrying value to its estimated fair value, as determined based on quoted market prices or liquidation values. Declines in value judged to be other-than-temporary, if any, are recorded in operations as incurred. At March 31, 2017, we evaluated our unrealized gains/losses on available-for-sale securities and determined them to be temporary. We currently do not intend to sell securities with unrealized losses and we concluded that we will not be required to sell these securities before the recovery of their amortized cost basis.  At March 31, 2017 and December 31, 2016, the fair value of cash, cash equivalents and investments was $50.8 million and $53.4 million, respectively.

The following is a summary of cash, cash equivalents and investments at March 31, 2017 and December 31, 2016 (in thousands):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
As of March 31, 2017
Cash	$6,816	$—	$—	$6,816
Money market funds	13,009	—	—	13,009
Certificates of deposit	1,278	—	—	1,278
Commercial paper	5,492	—	—	5,492
Corporate notes and bonds	19,770	2	(35)	19,737
U.S. government agency securities	4,426	—	(4)	4,422
	$50,791	$2	$(39)	$50,754
Classified as:
Cash and cash equivalents	$21,823	$—	$—	$21,823
Short-term investments	28,968	2	(39)	28,931
	$50,791	$2	$(39)	$50,754

Index
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
As of December 31, 2016
Cash	$7,593	$—	$—	$7,593
Money market funds	9,297	—	—	9,297
Certificates of deposit	1,273	—	—	1,273
Commercial paper	4,989	—	—	4,989
Corporate notes and bonds	19,357	—	(40)	19,317
U.S. government agency securities	10,941	1	(2)	10,940
	$53,450	$1	$(42)	$53,409
Classified as:
Cash and cash equivalents	$16,890	$—	$—	$16,890
Short-term investments	36,560	1	(42)	36,519
	$53,450	$1	$(42)	$53,409

The following table summarizes the estimated fair value of our available-for-sale securities classified by the stated maturity date of the security (in thousands):

	March 31, 2017	December 31, 2016
Due within one year	$20,686	$27,730
Due within two years	8,245	8,789
	$28,931	$36,519

Fair Value Measurements

Accounting Standards Codification (“ASC”) 820, Fair Value Measurements and Disclosures, defines fair value, establishes a framework for measuring fair value under generally accepted accounting principles and enhances disclosures about fair value measurements. Fair value is defined under ASC 820 as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. Valuation techniques used to measure fair value according to ASC 820 must maximize the use of observable inputs and minimize the use of unobservable inputs. The standard describes a fair value hierarchy based on three levels of inputs, of which the first two are considered observable and the last unobservable, that may be used to measure fair value, which are the following:

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

In accordance with ASC 820, the following table represents our fair value hierarchy for our financial assets (cash equivalents and investments) measured at fair value on a recurring basis as of March 31, 2017 and December 31, 2016 (in thousands):

As of March 31, 2017	Level 1	Level 2	Level 3	Total
Money market funds	$13,009	$—	$—	$13,009
Certificates of deposit	—	1,278	—	1,278
Commercial paper	—	5,492	—	5,492
Corporate notes and bonds	—	19,737	—	19,737
U.S. government agency securities	—	4,422	—	4,422
Total	$13,009	$30,929	$—	$43,938

Index
As of December 31, 2016	Level 1	Level 2	Level 3	Total
Money market funds	$9,297	$—	$—	$9,297
Certificates of deposit	—	1,273	—	1,273
Commercial paper	—	4,989	—	4,989
Corporate notes and bonds	—	19,317	—	19,317
U.S. government agency securities	—	10,940	—	10,940
Total	$9,297	$36,519	$—	$45,816

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

For the three months ended March 31, 2017, Comcast accounted for 65% of our total revenue.  For the three months ended March 31, 2016, Comcast and Office Depot accounted for 60% and 17%, respectively, of our total revenue.  There were no other customers that accounted for 10% or more of total revenue for the three months ended March 31, 2017 and 2016.

The credit risk in our trade accounts receivable is substantially mitigated by our evaluation of the customers’ financial conditions at the time we enter into business and reasonably short payment terms.  As of March 31, 2017 and December 31, 2016, Comcast accounted for 70% of our total accounts receivable. There were no other customers that accounted for 10% or more of our total accounts receivable as of March 31, 2017 and December 31, 2016.

Trade Accounts Receivable and Allowance for Doubtful Accounts

Trade accounts receivable are recorded at the invoiced amount. We perform evaluations of our customers’ financial condition and generally do not require collateral. We make judgments as to our ability to collect outstanding receivables and provide allowances for a portion of receivables when collection becomes doubtful.  Reserves are made based on a specific review of all significant outstanding invoices. For those invoices not specifically provided for, reserves are recorded at differing rates, based on the age of the receivable. In determining these rates, we analyze our historical collection experience and current payment trends. The determination of past-due accounts is based on contractual terms.  We had an allowance for doubtful accounts of $18,000 and $19,000 at March 31, 2017 and December 31, 2016, respectively.

Self-Funded Health Insurance

Effective January 1, 2015, the Company maintains a self-funded health insurance program with a stop-loss umbrella policy with a third party insurer to limit the maximum potential liability for medical claims. With respect to this program, the Company considers historical and projected medical utilization data when estimating its health insurance program liability and related expense. As of March 31, 2017, the Company had approximately $799,000 in reserve for its self-funded health insurance program. As of December 31, 2016, the Company had approximately $911,000 in reserve for its self-funded health insurance program. The reserve is included in “other accrued liabilities” in the condensed consolidated balance sheets.

Index
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

Accumulated Other Comprehensive Loss

The components of accumulated other comprehensive loss, which relate entirely to accumulated foreign currency translation losses associated with our foreign subsidiaries and unrealized losses on investments, consisted of the following (in thousands):

	Foreign Currency Translation Losses	Unrealized Losses on Investments	Total
Balance as of December 31, 2016	$(2,288)	$(41)	$(2,329)
Current-period other comprehensive income	144	4	148
Balance as of March 31, 2017	$(2,144)	$(37)	$(2,181)

Realized gains/losses on investments reclassified from accumulated other comprehensive loss are reported as interest income and other, net in our consolidated statements of operations.

The amounts noted in the condensed consolidated statements of comprehensive loss are shown before taking into account the related income tax impact.  The income tax effect allocated to each component of other comprehensive loss for each of the periods presented is not significant.

Stock-Based Compensation

We apply the provisions of ASC 718, Compensation - Stock Compensation, which requires the measurement and recognition of compensation expense for all stock-based payment awards, including grants of stock, restricted stock awards and options to purchase stock, made to employees and directors based on estimated fair values.

The fair value of our stock-based awards was estimated using the following weighted average assumptions for the three months ended March 31, 2017 and 2016:

	Stock Option Plan		Employee Stock Purchase Plan
	Three Months Ended March 31,
	2017	2016	2017	2016
Risk-free interest rate	1.4%	1.1%	0.6%	0.3%
Expected term (in years)	3.6	3.9	0.5	0.5
Volatility	46.2%	48.3%	44.5%	43.1%
Expected dividend	0%	0%	0%	0%
Weighted average grant-date fair value	$0.96	$0.96	$0.60	$0.90

We recorded the following stock-based compensation expense for the three months ended March 31, 2017 and 2016 (in thousands):

	Three Months Ended March 31,
	2017	2016
Stock-based compensation expense related to grants of:
Stock options	$14	$236
Employee Stock Purchase Plan (“ESPP”)	6	11
Restricted stock units (“RSUs”)	70	414
	$90	$661

Stock-based compensation expense recognized in:
Cost of service	$42	$56
Cost of software and other	3	2
Research and development	41	98
Sales and marketing	7	84
General and administrative	(3)	421
	$90	$661

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

The following table sets forth the computation of basic and diluted loss per share (in thousands, except per share amounts):

	Three Months Ended March 31,
	2017	2016
Net loss	$(1,286)	$(4,312)

Basic:
Weighted-average shares of common stock outstanding	18,557	18,295
Shares used in computing basic loss per share	18,557	18,295
Basic loss per share	$(0.07)	$(0.24)
Diluted:
Weighted-average shares of common stock outstanding	18,557	18,295
Add: Common equivalent shares outstanding	—	—
Shares used in computing diluted loss per share	18,557	18,295
Diluted loss per share	$(0.07)	$(0.24)

The following potential common shares outstanding were excluded from the computation of diluted loss per share because including them would have been antidilutive (in thousands):

	Three Months Ended March 31,
	2017	2016
Stock options	793	1,439
RSUs	270	511
Warrants	—	163
Total common share equivalents	1,063	2,113

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

Index
We generally agree to indemnify our customers against legal claims that our end-user software products infringe certain third-party intellectual property rights.  As of March 31, 2017, we have not been required to make any payment resulting from infringement claims asserted against our customers and have not recorded any related accruals.

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

In November 2015, the FASB issued ASU No. 2015-17, Balance Sheet Classification of Deferred Taxes (Topic 740), which simplifies the presentation of deferred income taxes. Under ASU 2015-17, deferred tax assets and liabilities are required to be classified as noncurrent, eliminating the prior requirement to separate deferred tax assets and liabilities into current and noncurrent. The new guidance is effective for the Company beginning on January 1, 2017.  The adoption of ASU 2015-17 did not have a material effect on our consolidated financial statements or disclosures.

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

In March 2016, the FASB issued ASU No. 2016-09, Compensation—Stock Compensation (Topic 718), Improvements to Employee Share-Based Payment Accounting which includes multiple provisions intended to simplify various aspects of the accounting for share-based payments. Excess tax benefits for share-based payments will be recorded as a reduction of income taxes and reflected in operating cash flows upon the adoption of this ASU. Excess tax benefits were previously recorded in equity and as financing activity under the prior rules. ASU 2016-09 is effective for annual and interim reporting periods beginning after December 15, 2016. The adoption of ASU 2016-09 did not have a material effect on our consolidated financial statements or disclosures.

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

Index
Note 2. Income Taxes

We recorded an income tax provision of $48,000 and $52,000 for the three months ended March 31, 2017 and 2016, respectively.  The provision for income taxes is comprised of estimates of current taxes due in domestic and foreign jurisdictions.  This provision reflects tax expense associated with state income tax and foreign taxes.

As of March 31, 2017, our deferred tax assets are fully offset by a valuation allowance except in those jurisdictions where it is determined that a valuation allowance is not required. ASC 740, Income Taxes, provides for the recognition of deferred tax assets if realization of such assets is more likely than not. Based upon the weight of available evidence, which includes historical operating performance, reported cumulative net losses since inception and difficulty in accurately forecasting our future results, we provided a full valuation allowance against our net U.S. deferred tax assets and a partial valuation allowance against our foreign deferred tax assets.  We reassess the need for our valuation allowance on a quarterly basis. If it is later determined that a portion or all of the valuation allowance is not required, it generally will be a benefit to the income tax provision in the period such determination is made.

During Q1 2016, ASC 740-10 reserves and related interest were released in the amount of $284,000 due to the expiration of statutes which resulted in a tax benefit to discontinued operations.

The Company does not anticipate a material change in the total amount or composition of its unrecognized tax benefits of $244,000 within 12 months of March 31, 2017.

Note 3. Commitments and Contingencies

Legal contingencies

On October 11, 2016, the Wage and Hour Division of the U.S. Department of Labor (the “DOL”) notified the Company that it would be conducting an audit of the Company relating to compliance with the Fair Labor Standards Act (“FLSA”).  The DOL has indicated that the focus of the audit is directed to compliance with overtime requirements related to our technology specialists who work from home providing technical support services.  The audit commenced on October 20, 2016, and is ongoing as of the date of this report.  While a loss may be reasonably possible, an estimate of loss, if any, cannot reasonably be determined as of the date of this report. On January 24, 2017, the DOL notified the Company that it would be conducting an audit of the Company relating to compliance with the Family and Medical Leave Act of 1993.  As of the date of this report the audit has not commenced and on May 5, 2017 the DOL verbally notified the Company that it would not proceed with such audit.

On December 20, 2016, the Federal Trade Commission (“FTC”) issued a Civil Investigative Demand to the Company requiring the Company to produce certain documents and materials and to answer certain interrogatories relating to PC Healthcheck, a software program provided by the Company to certain third parties.  The FTC has not alleged a factual basis underlying the investigation. On January 17, 2017, the Consumer Protection Division of the Office of Attorney General, State of Washington (“Washington AG”), issued a Civil Investigative Demand to the Company requiring the Company to produce certain documents and materials and to answer certain interrogatories relating to PC Healthcheck.  The Washington AG has not alleged a factual basis underlying the investigation. The Company is in the process of responding to both Civil Investigative Demands.

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

Index
Guarantees

We have identified guarantees in accordance with ASC 450, Contingencies. This guidance stipulates that an entity must recognize an initial liability for the fair value, or market value, of the obligation it assumes under the guarantee at the time it issues such a guarantee, and must disclose that information in its interim and annual financial statements. We have entered into various service level agreements with our partners, in which we may guarantee the maintenance of certain service level thresholds. Under some circumstances, if we do not meet these thresholds, we may be liable for certain financial costs. We evaluate costs for such guarantees under the provisions of ASC 450. We consider such factors as the degree of probability that we would be required to satisfy the liability associated with the guarantee and the ability to make a reasonable estimate of the resulting cost. During the three months ended March 31, 2017, we did not incur any costs as a result of such obligations. We have not accrued any liabilities related to such obligations in the condensed consolidated financial statements as of March 31, 2017 and December 31, 2016.

Note 4.  Intangible Assets

The Company amortizes intangible assets, which consist of purchased technologies that have estimated useful lives ranging from 1 to 6 years, using the straight-line method when the consumption pattern of the asset is not apparent. The Company reviews such assets for impairment whenever an impairment indicator exists and continually monitors events and changes in circumstances that could indicate carrying amounts of the intangible assets may not be recoverable. When such events or changes in circumstances occur, the Company assesses recoverability by determining whether the carrying value of such assets exceed the estimates of future undiscounted future cash flows expected to be generated by such assets. Should impairment exist, the impairment loss would be measured based on the excess carrying value of the asset over the asset’s estimated fair value. There was no impairment of intangible assets recorded for the three months ended March 31, 2017.

Amortization of intangible assets and other for the three months ended March 31, 2017 and 2016 was $10,000 and $267,000, respectively.

The following table summarizes the components of intangible assets (in thousands):

	Non- compete	Partner Relationships	Customer Base	Technology Rights	Tradenames	Indefinite Life Intangibles	Total
As of March 31, 2017
Gross carrying value	$593	$145	$641	$5,330	$760	$250	$7,719
Accumulated amortization	(587)	(145)	(641)	(5,330)	(760)	—	(7,463)
Net carrying value	$6	$—	$—	$—	$—	$250	$256
As of December 31, 2016
Gross carrying value	$593	$145	$641	$5,330	$760	$250	$7,719
Accumulated amortization	(581)	(145)	(637)	(5,330)	(760)	—	(7,453)
Net carrying value	$12	$—	$4	$—	$—	$250	$266

In December 2006, we acquired the use of a toll-free telephone number for cash consideration of $250,000.  This asset has an indefinite useful life.

The estimated future amortization expense of intangible assets, with the exception of the indefinite-life intangible assets as of March 31, 2017 is as follows (in thousands):

Fiscal Year	Amount
2017 (April-June)	$6

Weighted average remaining useful life	0.21 years

Index
Note 5. Other Accrued Liabilities

Other accrued liabilities consist of the following (in thousands):

	March 31, 2017	December 31, 2016
Accrued expenses	$1,014	$842
Self-insurance accruals	799	911
Customer deposits	185	556
Restructuring obligations	—	81
Other accrued liabilities	120	106
Total other accrued liabilities	$2,118	$2,496

Note 6. Stockholder’s Equity

Stock Options

The following table represents the stock option activity for the three months ended March 31, 2017:

	Number of Shares	Weighted Average Exercise Price per Share	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
Outstanding options at December 31, 2016	1,381,843	$5.87	4.95	$50
Granted	2,000	$2.57
Exercised	—	—
Forfeited	(591,069)	$5.23
Outstanding options at March 31, 2017	792,774	$6.35	5.44	$0
Options vested and expected to vest	763,992	$6.48	5.22	$0
Exercisable at March 31, 2017	486,368	$8.48	3.19	$0

The aggregate intrinsic value in the table above represents the total pre-tax intrinsic value that would have been received by the option holders had they all exercised their options on March 31, 2017.  This amount changes based on the fair market value of our stock.  During the three months ended March 31, 2017 and 2016, the aggregate intrinsic value of options exercised under our stock option plans was zero.  Total fair value of options vested during the three months ended March 31, 2017 and 2016 was $83,000 and $210,000, respectively.

At March 31, 2017, there was $300,000 of unrecognized compensation cost related to existing options outstanding which is expected to be recognized over a weighted average period of 2.5 years.

During the first quarter of 2017, as a result of the resignation of the Company’s Chief Financial Officer (CFO), 50,000 total market-based stock options granted in 2014 and 2016 were forfeited.  Previously recognized stock-based compensation expense of approximately $58,000 was reversed in Q1 2017. This amount related to the portion of market-based grants which were unvested at the time of the CFO’s resignation.

Employee Stock Purchase Plan

In the second quarter of 2011, to advance the interests of the Company and its stockholders by providing an incentive to attract, retain and reward eligible employees and by motivating such persons to contribute to the growth and profitability of the Company, the Company’s Board of Directors (the “Board”) and stockholders approved an ESPP and reserved 333,333 shares of our common stock for issuance effective as of May 15, 2011. The ESPP continues in effect for ten (10) years from its effective date unless terminated earlier by the Company. The ESPP consists of six-month offering periods during which employees may enroll in the plan.  The purchase price on each purchase date shall not be less than eighty‑five percent (85%) of the lesser of (a) the fair market value of a share of stock on the offering date of the offering period or (b) the fair market value of a share of stock on the purchase date.  During the three months ended March 31, 2017 and 2016, no shares were purchased under ESPP.

Index
Restricted Stock Units

The following table represents RSU activity for the three months ended March 31, 2017:

	Number of Shares	Weighted Average Grant-Date Fair Value per Share	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
Outstanding RSUs at December 31, 2016	351,921	$4.59	1.06	$908
Awarded	—	—
Released	(12,868)	$4.04
Forfeited	(69,123)	$8.25
Outstanding RSUs at March 31, 2017	269,930	$3.68	0.78	$592

At March 31, 2017, there was $488,000 of unrecognized compensation cost related to RSUs which is expected to be recognized over a weighted average period of 1.3 years.

Stock Repurchase Program

On April 27, 2005, our Board authorized the repurchase of up to 666,666 outstanding shares of our common stock.  As of March 31, 2017 the maximum number of shares remaining that can be repurchased under this program was 602,467.  The Company does not intend to repurchase shares without further approval from its Board.

Note 7. Restructuring Obligations and Charges

Severance

As of March 31, 2017, all severance and benefit related costs from the termination of 78 employees worldwide as a result of cost reduction efforts initiated during 2016 have been paid.

Contract Terminations

As of March 31, 2017, all obligations related to the termination of contracts as a result of cost reduction efforts have been paid.

	Contract Terminations	Severance	Total
Restructuring obligations, December 31, 2016	$31	$50	$81
Cash payments	(31)	(50)	(81)
Restructuring obligations, March 31, 2017	$—	$—	$—

Index
ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Total revenue for the first quarter of 2017 decreased 14% year-over-year. Revenue from services decreased 15% year-over-year primarily due to reduced activity from the Office Depot services program. Revenue from software and other increased 5% year-over-year due to new subscriptions and renewals being greater than expirations of subscriptions.

Cost of services for the first quarter of 2017 decreased 19% year-over-year primarily as a result of lower revenue. Cost of software and other for the first quarter of 2017 decreased 21% year-over-year due to lower third party fees.  Total gross margin increased from 16% to 21% year-over-year due to lower self-insurance medical costs and cost reductions associated with migrating our hosting from a fully managed service model to one that is co-located and managed directly by us, as well as revenue mix.

Operating expenses for the first quarter of 2017 decreased 40% from the same period in 2016, primarily driven by a decrease in salary and employee related costs due to a decrease in headcount as a result of our cost reduction efforts initiated during 2016.

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

 Critical Accounting Policies and Estimates

In preparing our interim condensed consolidated financial statements, we make estimates, assumptions and judgments that can have a significant impact on our net revenue, operating income or loss and net income or loss, as well as on the value of certain assets and liabilities on our condensed consolidated balance sheet. We believe that the estimates, assumptions and judgments involved in the accounting policies described in Management’s Discussion and Analysis of Financial Condition and Results of Operations in Item 7 of our Annual Report on Form 10-K for the fiscal year ended December 31, 2016 have the greatest potential impact on our interim condensed consolidated financial statements, so we consider them to be our critical accounting policies and estimates.  There have been no significant changes in these critical accounting policies and estimates during the three months ended March 31, 2017.

Index
RESULTS OF OPERATIONS

The following table sets forth the results of operations for the three months ended March 31, 2017 and 2016 expressed as a percentage of total revenue:

	Three Months Ended March 31,
	2017	2016
Revenue:
Services	90%	92%
Software and other	10	8

Total revenue	100	100

Cost of revenue:
Cost of services	78	83
Cost of software and other	1	1
Total cost of revenue	79	84
Gross profit	21	16
Operating expenses:
Research and development	7	10
Sales and marketing	6	12
General and administrative	18	20
Amortization of intangible assets and other	—	2

Total operating expenses	31	44

Loss from operations	(10)	(28)
Interest income and other, net	1	1

Loss from continuing operations, before income taxes	(9)	(27)
Income tax provision	-	1
Loss from continuing operations, after income taxes	(9)	(28)
Income (loss) from discontinued operations, after income taxes	—	2
Net loss	(9)%	(26)%

Three Months Ended March 31, 2017 and 2016

REVENUE

	Three Months Ended March 31,		$	%
In thousands, except percentages	2017	2016	Change	Change
Services	$12,915	$15,283	$(2,368)	(15)%
Software and other	1,375	1,314	61	5%
Total revenue	$14,290	$16,597	$(2,307)	(14)%

Services. Services revenue consists primarily of fees for technology services generated from our partners.  We provide these services remotely, generally using service delivery personnel who utilize our proprietary technology to deliver the services. Services revenue is also comprised of licensing of our Support.com Cloud applications. Services revenue for the three months ended March 31, 2017 decreased by $2.4 million from the same period in 2016 mainly due to Office Depot placing a temporary reduction on some of the service programs that we offer to their in-store customers, which reduced call volumes and service incidents.  For the three months ended March 31, 2017, services revenue generated from our partnerships was $11.8 million compared to $14.3 million for the same period in 2016.  Direct services revenue was $1.1 million for the three months ended March 31, 2017 compared to $1.0 million for the same period in 2016.  As with any market that is undergoing shifts, timing of downward pressures and growth opportunities in our services programs are difficult to predict. We are experiencing downward pressure with some of our services programs as PC and certain retail markets are seeing some seasonal or other sector specific softness.  However, we still see opportunity in the market for growth with our service partners as a result of the evolving support market trends.

Index
Software and other. Software and other revenue is comprised primarily of fees for end-user software products provided through direct customer downloads, and, to a lesser extent, through the sale of these software products via partners. Software and other revenue for the three months ended March 31, 2017 increased by $0.1 million, or 5%, from the same period in 2016 due to new subscriptions being greater than expirations of subscriptions.  For both the three-month period ended March 31, 2017 and 2016, revenue from software and other generated from our direct sales was $0.7 million. Software and other revenue generated from our partnerships was $0.7 million for the three months ended March 31, 2017 and $0.6 million for the three months ended March 31, 2016.

COST OF REVENUE

	Three Months Ended March 31,		$	%
In thousands, except percentages	2017	2016	Change	Change
Cost of services	$11,211	$13,860	$(2,649)	(19)%
Cost of software and other	94	119	(25)	(21)%
Total cost of revenue	$11,305	$13,979	$(2,674)	(19)%

Cost of services. Cost of services consists primarily of compensation costs and contractor expenses for people providing services, technology and telecommunication expenses related to the delivery of services and other personnel-related expenses in service delivery. The decrease of $2.7 million in cost of services for the three months ended March 31, 2017 compared to the same period in 2016 was mainly driven by lower compensation expenses due to lower revenue.

Cost of software and other.  Cost of software and other fees consists primarily of third-party royalty fees for our end-user software products.  Certain of these products were developed using third-party research and development resources, and the third party receives royalty payments on sales of products it developed. The decrease of $25,000 in cost of software and other for the three months ended March 31, 2017 compared to the same period in 2016 was primarily due to lower third party fees.

OPERATING EXPENSES

	Three Months Ended March 31,		$	%
In thousands, except percentages	2017	2016	Change	Change
Research and development	$923	$1,708	$(785)	(46)%
Sales and marketing	$807	$2,072	$(1,265)	(61)%
General and administrative	$2,616	$3,248	$(632)	(19)%
Amortization of intangible assets and other	$10	$267	$(257)	(96)%

Research and development.  Research and development expense consists primarily of compensation costs, third-party consulting expenses and related overhead costs for research and development personnel. Research and development costs are expensed as they are incurred.  The decrease of $0.8 million for the three months ended March 31, 2017 as compared to the same period in 2016 resulted from a decrease in salary and employee related expenses due to a decrease in headcount, primarily related to the development of Support.com Cloud applications.

Sales and marketing.  Sales and marketing expense consists primarily of compensation costs of business development, program management and marketing personnel, as well as expenses for lead generation and promotional activities, including public relations, advertising and marketing.  The decrease of $1.3 million in sales and marketing expense for the three months ended March 31, 2017 compared to the same period in 2016 resulted from a decrease in salary and employee related expenses of $0.9 million due to a decrease in headcount in connection with cost-reduction efforts, and lower third-party marketing program costs of approximately $0.3 million.

General and administrative.  General and administrative expense consists primarily of compensation costs and related overhead costs for administrative personnel and professional fees for legal, accounting and other professional services. The decrease of $0.6 million in general and administrative expense for three months ended March 31, 2017 compared to the same period in 2016 was primarily due to an decrease in salary and employee related expenses, including stock-based compensation, due to a decrease in headcount.

Index
Amortization of intangible assets and other.  The decrease in amortization of intangibles assets and other of $0.3 million was primarily attributable to most of the Company’s intangible assets being fully amortized at the end of 2016.  Thus, there is no further amortization in the 2017 period for most of the Company’s intangibles.

INTEREST INCOME AND OTHER, NET

	Three Months Ended March 31,		$	%
In thousands, except percentages	2017	2016	Change	Change
Interest and other, net	$133	$133	$—	0%

Interest income and other, net.  Interest income and other, net consists primarily of interest income on our cash, cash equivalents and short-term investments and was consistent between periods.

INCOME TAX PROVISION

	Three Months Ended March 31,		$	%
In thousands, except percentages	2017	2016	Change	Change
Income tax provision	$48	$52	$(4)	(8)%

Income tax provision.  The income tax provision is comprised of estimates of current taxes due in domestic and foreign jurisdictions. For the three months ended March 31, 2017 and 2016, the income tax provision primarily consisted of state income tax and foreign taxes.

 LIQUIDITY AND CAPITAL RESOURCES

Total cash, cash equivalents and investments at March 31, 2017 and December 31, 2016 were $50.8 million and $53.4 million, respectively. The decrease in cash, cash equivalents and investments was primarily due to the use of cash in operating activities as we continue to invest in services and the Support.com Cloud product.

Operating Activities

Net cash used in operating activities was $2.7 million and $4.2 million for the three months ended March 31, 2017 and 2016, respectively.  Net cash used in operating activities primarily reflected the net loss for the period, adjusted for non-cash items such as depreciation, amortization of premiums and discounts on investments, stock-based compensation expense and amortization of intangible assets and changes in operating assets and liabilities. The sum of these non-cash items totaled $317,000 and $1.2 million for the three months ended March 31, 2017 and 2016, respectively. Net cash used in operating activities during the three months ended March 31, 2017 was the result of a net loss of $1.3 million, non-cash items of $317,000, and an increase in accounts receivable, net, of $657,000, offset by decreases in prepaid and other assets of $234,000, accrued compensation of $1.0 million, and other accrued liabilities of $376,000.

Investing Activities

Net cash provided by/(used in) investing activities was $7.5 million and $(804,000) for the three months ended March 31, 2017 and 2016, respectively.  For the three months ended March 31, 2017, net cash provided by investing activities was primarily due to the purchase of marketable securities for $5.2 million offset by maturities of $12.7 million and $31,000 for purchases of property and equipment.  For the three months ended March 31, 2016, net cash used in investing activities was primarily due to the purchase of marketable securities for $9.4 million offset by maturities of $8.9 million and $300,000 for purchases of property and equipment.

Financing Activities

Net cash used in financing activities was $0 and $31,000 for the three months ended March 31, 2017 and 2016, respectively. Net cash used in financing activities for the three months ended March 31, 2016 was from minimum tax withholdings due upon the vesting of restricted stock units, which was remitted by the Company in exchange for shares of common stock.

Index
Working Capital and Capital Expenditure Requirements

At March 31, 2017, we had stockholders’ equity of $56.3 million and working capital of $54.0 million. We believe that our existing cash balances will be sufficient to meet our working capital requirements, as well as our planned capital expenditures, for at least the next 12 months.

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

We plan to continue to make investments in our business during 2017. We believe these investments are essential to creating sustainable growth in our business in the future. Additionally, we may choose to acquire other businesses or complimentary technologies to enhance our product capabilities and such acquisitions would likely require the use of cash.

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

As of March 31, 2017, we held $28.9 million in short-term investments (excluding cash and cash equivalents), which consisted primarily of certificates of deposit, government debt securities, corporate notes and bonds, and commercial paper. The weighted average interest rate of our portfolio was approximately 0.93% at March 31, 2017. A decline in interest rates over time would reduce our interest income from our investments. A hypothetical 10% increase or decrease in interest rates, however, would not have a material impact on our financial condition.

Impact of Foreign Currency Rate Changes

The functional currencies of our international operating subsidiaries are the local currencies. We translate the assets and liabilities of our foreign subsidiaries at the exchange rates in effect on the balance sheet date. We translate their income and expenses at the average rates of exchange in effect during the period. We include translation gains and losses in the stockholders’ equity section of our consolidated balance sheets. We include net gains and losses resulting from foreign exchange transactions in interest income and other in our consolidated statements of operations. Since we translate foreign currencies (primarily Canadian dollars and Indian rupees) into U.S. dollars for a small portion of our operations, currency fluctuations have had an immaterial impact on our consolidated statements of operations. We have both revenue and expenses that are denominated in foreign currencies. Neither a weaker or stronger U.S. dollar environment would have a material impact on our consolidated statement of operations. The historical impact of currency fluctuations on our consolidated statements of operations has generally been immaterial. As of March 31, 2017, we did not engage in foreign currency hedging activities.

Index
ITEM 4.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We maintain “disclosure controls and procedures,” as such term is defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”), that are designed to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in Securities and Exchange Commission rules and forms, and that such information is accumulated and communicated to our management, including our interim Chief Executive Officer and our Principal Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating our disclosure controls and procedures, management recognized that disclosure controls and procedures, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the disclosure controls and procedures are met. Our disclosure controls and procedures have been designed to meet, and management believes they meet, reasonable assurance standards. Additionally, in designing disclosure controls and procedures, our management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible disclosure controls and procedures. The design of any disclosure controls and procedures also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.

Our interim Chief Executive Officer and our Principal Financial Officer, after evaluating the effectiveness of our “disclosure controls and procedures” as of the end of the period covered by this quarterly report, have concluded that our disclosure controls and procedures are effective based on their evaluation of these controls and procedures required by paragraph (b) of Exchange Act Rules 13a-15 or 15d-15.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended March 31, 2017 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Index
PART II. OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

On October 11, 2016 the Wage and Hour Division of the U.S. Department of Labor (“DOL”) notified the Company that it would be conducting an audit of the Company relating to compliance with the Fair Labor Standards Act (“FLSA”).  The DOL has indicated that the focus of the audit is directed to compliance with overtime requirements related to our technology specialists who work from home providing technical support services.  The audit commenced on October 20, 2016 and is ongoing as of the date of this report.  On January 24, 2017, the DOL notified the Company that it would be conducting an audit of the Company relating to compliance with the Family and Medical Leave Act of 1993.  As of the date of this report the audit has not commenced and on May 5, 2017 the DOL verbally notified the Company that it would not proceed with such audit.

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

Index
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
●
Our expectations regarding the results of pending, threatened or future government investigations and audits, including, without limitation, those investigations and audits described in Item 1 Legal Proceedings of this report;

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
●
Manage and respond to present, threatened or future government investigations and audits, including, without limitation, those audits and investigations described in Item 1 Legal Proceedings of this report; and

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

Index
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
●
Costs related to the defense and settlement of government investigations and audits which can also have an additional adverse impact on us because of negative publicity, diversion of management resources and other factors, including, without limitation, those audits and investigations described in Item 1 Legal Proceedings of this report;

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

For the three months ended March 31, 2017, Comcast accounted for 65% of our total revenue. For the twelve months ended December 31, 2016, Comcast and Office Depot accounted for 60% and 15%, respectively, of our revenues.  The loss of these or other significant relationships, the change of the terms or terminations of our arrangements with any of these firms, the reduction or discontinuance of programs with any of these firms, or the failure of any of these firms to achieve their targets has in the past adversely affected, and could in the future adversely affect our business.  For example, we have experienced in past quarters, and may experience in future quarters, reductions in our call volume and revenue related to Comcast’s efforts to improve its Wireless Gateway customer experience.  Generally, the agreements with our partners do not require them to conduct any minimum amount of business with us, and therefore they have decided in the past and could decide at any time in the future to reduce or eliminate their programs or the use of our services in such programs. They may also enter into multi-sourcing arrangements with other vendors for services previously provided exclusively by us. Further, we may not successfully obtain new partners or customers. There is also the risk that, once established, our programs with these and other partners may take longer than we expect to produce revenue or may not produce revenue at all, and the revenue produced may not be profitable if the costs of performing under the program are greater than anticipated or the program terminates before up-front investments can be recouped. One or more of our key partners may also choose not to renew their relationship with us, discontinue certain programs, offer them only on a limited basis or devote insufficient time and attention to promoting them to their customers. Some of our key partners may prefer not to work with us if we also partner with their competitors. If any of these key partners merge with one of their competitors (as occurred with Office Depot and OfficeMax in 2013), all of these risks could be exacerbated.

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

The loss of one or more members of our senior management may cause instability at the Company.

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

In some cases, we are exposed to greater risks of liability for employee acts or omissions or system failure than may be typical in other businesses.

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

We currently have sales personnel only within the United States but we could expand our international operations. Our international expansion efforts may not be successful. In addition, conducting international operations subjects us to new risks that we have not generally faced in the United States. These risks include:

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

Index
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

ITEM 6.	EXHIBITS

10.1
Change Management Form Number 12 to Statement of Work 3 between Comcast and Company, signed March 7, 2017 (incorporated by reference to Exhibit 10.1 of the Company’s current report on Form 8-K filed with the SEC on March 16, 2017 ) (1)

10.2
Change Management Form Number 9 to Statement of Work 1 between Comcast and Company, signed February 24, 2017 (incorporated by reference to Exhibit 10.2 of the Company’s current report on Form 8-K filed with the SEC on March 16, 2017 ) (1)

10.3
Change Management Form Number 13 to Statement of Work 3 between Comcast and Company, signed February 24, 2017 (incorporated by reference to Exhibit 10.3 of the Company’s current report on Form 8-K filed with the SEC on March 16, 2017 ) (1)

10.4
Change Management Form Number 14 to Statement of Work 3 between Comcast and Company, signed February 24, 2017(incorporated by reference to Exhibit 10.4 of the Company’s current report on Form 8-K filed with the SEC on March 16, 2017 ) (1)

10.5
Standard Sublease between Support.com, Inc. and NantMobile, LLC dated April 29, 2017 (incorporated by reference to Exhibit 10.1 of the Company’s current report on Form 8-K filed with the SEC on May 3, 2017

10.6
Second Amended and Restated Executive Incentive Compensation Plan, approved by the Company’s Board of Directors on May 8, 2017 (incorporated by reference to Exhibit 10.1 of the Company’s current report on Form 8-K filed with the SEC on May 11, 2017)

10.7	Chris Koverman Bonus Letter dated May 8, 2017 (incorporated by reference to Exhibit 10.2 of the Company’s current report on Form 8-K filed with the SEC on May 11, 2017)

31.1	Chief Executive Officer Section 302 Certification

31.2	Principal Financial Officer Section 302 Certification

32.1	Statement of the Chief Executive Officer under 18 U.S.C. § 1350 (2)

32.2	Statement of the Principal Financial Officer under 18 U.S.C. § 1350 (2)

(1)	Confidential treatment has been requested for portions of this exhibit.

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

May 15, 2017	SUPPORT.COM, INC.

	By:	/s/ Richard Bloom
Richard Bloom
Interim President and Chief Executive Officer and Principal Financial Officer

Index
EXHIBIT INDEX TO SUPPORT.COM, INC.

QUARTERLY REPORT ON FORM 10-Q

FOR THE QUARTER ENDED MARCH 31, 2017

10.1
Change Management Form Number 12 to Statement of Work 3 between Comcast and Company, signed March 7, 2017 (incorporated by reference to Exhibit 10.1 of the Company’s current report on Form 8-K filed with the SEC on March 16, 2017) (1)

10.2
Change Management Form Number 9 to Statement of Work 1 between Comcast and Company, signed February 24, 2017 (incorporated by reference to Exhibit 10.2 of the Company’s current report on Form 8-K filed with the SEC on March 16, 2017) (1)

10.3
Change Management Form Number 13 to Statement of Work 3 between Comcast and Company, signed February 24, 2017 (incorporated by reference to Exhibit 10.3 of the Company’s current report on Form 8-K filed with the SEC on March 16, 2017) (1)

10.4
Change Management Form Number 14 to Statement of Work 3 between Comcast and Company, signed February 24, 2017(incorporated by reference to Exhibit 10.4 of the Company’s current report on Form 8-K filed with the SEC on March 16, 2017) (1)

10.5
Standard Sublease between Support.com, Inc. and NantMobile, LLC dated April 29, 2017 (incorporated by reference to Exhibit 10.1 of the Company’s current report on Form 8-K filed with the SEC on May 3, 2017)

10.6
Second Amended and Restated Executive Incentive Compensation Plan, approved by the Company’s Board of Directors on May 8, 2017 (incorporated by reference to Exhibit 10.1 of the Company’s current report on Form 8-K filed with the SEC on May 11, 2017)

10.7	Chris Koverman Bonus Letter dated May 8, 2017 (incorporated by reference to Exhibit 10.2 of the Company’s current report on Form 8-K filed with the SEC on May 11, 2017)
31.1	Chief Executive Officer Section 302 Certification
31.2	Principal Financial Officer Section 302 Certification
32.1	Statement of the Chief Executive Officer under 18 U.S.C. § 1350 (2)
32.2	Statement of the Principal Financial Officer under 18 U.S.C. § 1350 (2)

(1)	Confidential treatment has been requested for portions of this exhibit.

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