Form 10-Q
period 2017-06-30
Support.com, Inc.
filed 2017-08-09
CIK 1104855

UNITED STATES
 SECURITIES AND EXCHANGE COMMISSION
 Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2017

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.           Yes  ☒     No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,”  “smaller reporting company,” and “emerging growth  company”  in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☒ (Do not check if a smaller reporting company)	Smaller reporting company ☐
Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒    No ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.):    Yes  ☐     No  ☒

On July 31, 2017, 18,705,560 shares of the Registrant’s Common Stock, $0.0001 par value, were outstanding.

SUPPORT.COM, INC.

FORM 10-Q

QUARTERLY PERIOD ENDED June 30, 2017

Index
PART I.	FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS (UNAUDITED)

 SUPPORT.COM, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share data)

	June 30, 2017	December 31, 2016
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$19,336	$16,890
Short-term investments	32,323	36,519
Accounts receivable, net	9,561	9,567
Prepaid expenses and other current assets	723	1,211
Total current assets	61,943	64,187
Property and equipment, net	1,411	1,706
Intangible assets, net	250	266
Other assets	1,005	1,070

Total assets	$64,609	$67,229

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$648	$1,085
Accrued compensation	2,650	2,974
Other accrued liabilities	1,848	2,496
Short-term deferred revenue	2,566	2,759
Total current liabilities	7,712	9,314
Long-term deferred revenue	66	106
Other long-term liabilities	510	501
Total liabilities	8,288	9,921
Commitments and contingencies (Note 3)
Stockholders’ equity:
Common stock; par value $0.0001, 50,000,000 shares authorized; 19,093,307 issued and 18,610,393 outstanding at June 30, 2017; 19,030,024 issued and 18,548,180 outstanding at December 31, 2016	2	2
Additional paid-in capital	267,694	267,400
Treasury stock, at cost (482,914 shares at June 30, 2017 and 481,844 shares at December 31, 2016)	(5,297)	(5,295)
Accumulated other comprehensive loss	(2,157)	(2,329)
Accumulated deficit	(203,921)	(202,470)
Total stockholders’ equity	56,321	57,308

Total liabilities and stockholders’ equity	$64,609	$67,229

See accompanying notes.

Index
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
SUPPORT.COM, INC.

(in thousands, except per share amounts)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016

Revenue:
Services	$13,147	$13,609	$26,062	$28,892
Software and other	1,360	1,320	2,735	2,634
Total revenue	14,507	14,929	28,797	31,526

Cost of revenue:
Cost of services	10,990	12,696	22,201	26,556
Cost of software and other	92	138	186	257
Total cost of revenue	11,082	12,834	22,387	26,813

Gross profit	3,425	2,095	6,410	4,713

Operating expenses:
Research and development	875	1,420	1,798	3,128
Sales and marketing	583	1,866	1,390	3,938
General and administrative	2,235	4,235	4,851	7,483
Amortization of intangible assets and other	6	267	16	534
Restructuring	-	423	-	423
Total operating expenses	3,699	8,211	8,055	15,506
Loss from operations	(274)	(6,116)	(1,645)	(10,793)
Interest income and other, net	154	126	287	259
Loss from continuing operations, before income taxes	(120)	(5,990)	(1,358)	(10,534)
Income tax provision	45	36	93	88
Loss from continuing operations, after income taxes	(165)	(6,026)	(1,451)	(10,622)

Income (loss) from discontinued operations, after income taxes	-	-	-	284

Net Loss	$(165)	$(6,026)	$(1,451)	$(10,338)

Basic and diluted loss per share:
Loss from continuing operations	$(0.01)	$(0.33)	$(0.08)	$(0.58)
Income (loss) from discontinued operations	(0.00)	(0.00)	(0.00)	0.02
Basic and diluted loss per share	$(0.01)	$(0.33)	$(0.08)	$(0.56)

Shares used in computing basic net loss per share	18,591	18,373	18,574	18,334
Shares used in computing diluted net loss per share	18,591	18,373	18,574	18,334

See accompanying notes.

Index
SUPPORT.COM, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(in thousands)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016

Net loss	$(165)	$(6,026)	$(1,451)	$(10,338)

Change in foreign currency translation adjustment	22	(48)	166	(38)
Change in net unrealized gain (loss) on investments	2	27	6	122
Other comprehensive income (loss)	24	(21)	172	84

Comprehensive loss	$(141)	$(6,047)	$(1,279)	$(10,254)

See accompanying notes.

Index
SUPPORT.COM, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)
(Unaudited)

	Six Months Ended June 30,
	2017	2016
Operating Activities:
Net loss	$(1,451)	$(10,338)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	329	331
Amortization of premiums and discounts on investments	49	191
Amortization of intangible assets and other	16	534
Stock-based compensation	267	1,115
Changes in assets and liabilities:
Accounts receivable, net	6	580
Prepaid expenses and other current assets	492	(104)
Other long-term assets	88	9
Accounts payable	(436)	1,034
Accrued compensation	(321)	338
Other accrued liabilities	(645)	(771)
Other long-term liabilities	15	(312)
Deferred revenue	(233)	210
Net cash used in operating activities	(1,824)	(7,183)

Investing Activities:
Purchases of property and equipment	(34)	(457)
Purchases of investments	(14,681)	(12,678)
Maturities of investments	18,833	13,719
Net cash provided by investing activities	4,118	584

Financing Activities:
Proceeds from employee stock purchase plan	27	44
Repurchase of common stock	(2)	(67)
Net cash provided by (used in) financing activities	25	(23)
Effect of exchange rate changes on cash and cash equivalents	127	17
Net increase (decrease) in cash and cash equivalents	2,446	(6,605)
Cash and cash equivalents at beginning of period	16,890	27,598
Cash and cash equivalents at end of period	$19,336	$20,993

Supplemental schedule of cash flow information:
Income taxes paid	$67	$94

See accompanying notes.

Index
SUPPORT.COM, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 1. Significant Accounting Policies

Basis of Presentation

The accompanying unaudited interim condensed consolidated financial statements include the accounts of Support.com, Inc. (the “Company”, “Support.com”, “We” or “Our”) and its wholly owned subsidiaries. All intercompany balances and transactions have been eliminated. The condensed consolidated balance sheet as of June 30, 2017 and the consolidated statements of operations and comprehensive loss for the three and six months ended June 30, 2017 and 2016 and the consolidated statements of cash flows for the six months ended June 30, 2017 and 2016 are unaudited. In the opinion of management, these unaudited interim condensed consolidated financial statements reflect all adjustments (consisting of normal recurring adjustments) that are necessary for a fair presentation of the results for, and as of, the periods shown. The results of operations for such periods are not necessarily indicative of the results expected for the full fiscal year or for any future period. The condensed consolidated balance sheet information as of December 31, 2016 is derived from audited financial statements as of that date. These financial statements have been prepared based upon Securities and Exchange Commission (“SEC”) rules that permit reduced disclosure for interim periods. For a more complete discussion of significant accounting policies and certain other information, these unaudited interim condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2016, filed with the SEC on March 7, 2017.

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

In certain cases, we are paid for services that are sold but not yet delivered. We initially record such balances as deferred revenue, and recognize revenue when the service has been provided or, on the non-subscription portion of these balances, when the likelihood of the service being redeemed by the customer is remote (“services breakage”).  Based on our historical redemption patterns for these relationships, we believe that the likelihood of a service being delivered more than 90 days after sale is remote.  We therefore recognize non-subscription deferred revenue balances older than 90 days as services revenue. For the six months ended June 30, 2017 and 2016, services breakage revenue was less than 1% of our total revenue.

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

We monitor our investments for impairment on a quarterly basis and determine whether a decline in fair value is other-than-temporary by considering factors such as current economic and market conditions, the credit rating of the security’s issuer, the length of time an investment’s fair value has been below our carrying value, the Company’s intent to sell the security and the Company’s belief that it will not be required to sell the security before the recovery of its amortized cost. If an investment’s decline in fair value is deemed to be other-than-temporary, we reduce its carrying value to its estimated fair value, as determined based on quoted market prices or liquidation values. Declines in value judged to be other-than-temporary, if any, are recorded in operations as incurred. At June 30, 2017, we evaluated our unrealized gains/losses on available-for-sale securities and determined them to be temporary. We currently do not intend to sell securities with unrealized losses and we concluded that we will not be required to sell these securities before the recovery of their amortized cost basis.  At June 30, 2017 and December 31, 2016, the fair value of cash, cash equivalents and investments was $51.7 million and $53.4 million, respectively.

The following is a summary of cash, cash equivalents and investments at June 30, 2017 and December 31, 2016 (in thousands):
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
As of June 30, 2017
Cash	$7,561	$—	$—	$7,561
Money market funds	8,277	—	—	8,277
Certificates of deposit	1,190	—	—	1,190
Commercial paper	5,993	—	—	5,993
Corporate notes and bonds	22,760	1	(29)	22,732
U.S. government agency securities	5,913	—	(7)	5,906
	$51,694	$1	$(36)	$51,659
Classified as:
Cash and cash equivalents	$19,336	$—	$—	$19,336
Short-term investments	32,358	1	(36)	32,323
	$51,694	$1	$(36)	$51,659

Index
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
As of December 31, 2016
Cash	$7,593	$—	$—	$7,593
Money market funds	9,297	—	—	9,297
Certificates of deposit	1,273	—	—	1,273
Commercial paper	4,989	—	—	4,989
Corporate notes and bonds	19,357	—	(40)	19,317
U.S. government agency securities	10,941	1	(2)	10,940
	$53,450	$1	$(42)	$53,409
Classified as:
Cash and cash equivalents	$16,890	$—	$—	$16,890
Short-term investments	36,560	1	(42)	36,519
	$53,450	$1	$(42)	$53,409

The following table summarizes the estimated fair value of our available-for-sale securities classified by the stated maturity date of the security (in thousands):
	June 30, 2017	December 31, 2016
Due within one year	$25,066	$27,730
Due within two years	7,257	8,789
	$32,323	$36,519

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

In accordance with ASC 820, the following table represents our fair value hierarchy for our financial assets (cash equivalents and investments) measured at fair value on a recurring basis as of June 30, 2017 and December 31, 2016 (in thousands):

As of June 30, 2017	Level 1	Level 2	Level 3	Total
Money market funds	$8,277	$—	$—	$8,277
Certificates of deposit	—	1,190	—	1,190
Commercial paper	—	5,993	—	5,993
Corporate notes and bonds	—	22,732	—	22,732
U.S. government agency securities	—	5,906	—	5,906
Total	$8,277	$35,821	$—	$44,098

Index
As of December 31, 2016	Level 1	Level 2	Level 3	Total
Money market funds	$9,297	$—	$—	$9,297
Certificates of deposit	—	1,273	—	1,273
Commercial paper	—	4,989	—	4,989
Corporate notes and bonds	—	19,317	—	19,317
U.S. government agency securities	—	10,940	—	10,940
Total	$9,297	$36,519	$—	$45,816

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

For the three months ended June 30, 2017, Comcast accounted for 62% of our total revenue.  For the three months ended June 30, 2016, Comcast and Office Depot accounted for 58% and 16%, respectively, of our total revenue.  For the six months ended June 30, 2017, Comcast accounted for 64% of our total revenue.  For the six months ended June 30, 2016, Comcast and Office Depot accounted for 59% and 17%, respectively, of our total revenue.  There were no other customers that accounted for 10% or more of total revenue for the three and six months ended June 30, 2017 and 2016.

The credit risk in our trade accounts receivable is substantially mitigated by our evaluation of the customers’ financial conditions at the time we enter into business and reasonably short payment terms.  As of June 30, 2017 and December 31, 2016, Comcast accounted for 71% and 70% of our total accounts receivable, respectively. There were no other customers that accounted for 10% or more of our total accounts receivable as of June 30, 2017 and December 31, 2016.

Trade Accounts Receivable and Allowance for Doubtful Accounts

Trade accounts receivable are recorded at the invoiced amount. We perform evaluations of our customers’ financial condition and generally do not require collateral. We make judgments as to our ability to collect outstanding receivables and provide allowances for a portion of receivables when collection becomes doubtful.  Reserves are made based on a specific review of all significant outstanding invoices. For those invoices not specifically provided for, reserves are recorded at differing rates, based on the age of the receivable. In determining these rates, we analyze our historical collection experience and current payment trends. The determination of past-due accounts is based on contractual terms.  We had an allowance for doubtful accounts of $3,000 and $19,000 at June 30, 2017 and December 31, 2016, respectively.

Self-Funded Health Insurance

The Company maintains a self-funded health insurance program with a stop-loss umbrella policy with a third party insurer to limit the maximum potential liability for medical claims. With respect to this program, the Company considers historical and projected medical utilization data when estimating its health insurance program liability and related expense. As of June 30, 2017, the Company had approximately $780,000 in reserve for its self-funded health insurance program. As of December 31, 2016, the Company had approximately $911,000 in reserve for its self-funded health insurance program. The reserve is included in “other accrued liabilities” in the condensed consolidated balance sheets.

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

Accumulated Other Comprehensive Loss

The components of accumulated other comprehensive loss, which relate entirely to accumulated foreign currency translation losses associated with our foreign subsidiaries and unrealized losses on investments, consisted of the following (in thousands):

	Foreign Currency Translation Losses	Unrealized Losses on Investments	Total
Balance as of December 31, 2016	$(2,288)	$(41)	$(2,329)
Current-period other comprehensive income	166	6	172
Balance as of June 30, 2017	$(2,122)	$(35)	$(2,157)

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

The fair value of our stock-based awards was estimated using the following weighted average assumptions for the three and six months ended June 30, 2017 and 2016. There were no stock option grants during the three months ended June 30, 2017.

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Stock Option Plan:
Risk-free interest rate	—	0.84%	1.43%	0.92%
Expected term	—	3.90 years	3.58 years	3.89 years
Volatility	—	48.32%	46.21%	48.31%
Expected dividend	—	0%	0%	0%
Weighted average fair value (per share)	—	$0.96	$0.96	$0.96

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Employee Stock Purchase Plan:
Risk-free interest rate	1.02%	0.38%	1.02%	0.38%
Expected term	0.5 years	0.5 years	0.5 years	0.5 years
Volatility	33.66%	48.86%	33.66%	48.86%
Expected dividend	0%	0%	0%	0%
Weighted average fair value (per share)	$.59	$0.84	$.59	$0.84

Index
We recorded the following stock-based compensation expense for the three and six months ended June 30, 2017 and 2016 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016

Stock-based compensation expense related to grants of:
Stock options	$45	$177	$59	$413
Employee Stock Purchase Plan (“ESPP”)	5	11	11	22
Restricted Stock Units (“RSU”)	127	266	197	680
	$177	$454	$267	$1,115

Stock-based compensation expense recognized in:
Cost of services	$22	$35	$64	$91
Cost of software and other	—	—	3	2
Research and development	39	92	80	190
Sales and marketing	15	(42)	22	42
General and administrative	101	369	98	790
	$177	$454	$267	$1,115

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

The following table sets forth the computation of basic and diluted loss per share (in thousands, except per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016

Net loss	$(165)	$(6,026)	$(1,451)	$(10,338)

Basic:
Weighted-average shares of common stock outstanding	18,591	18,373	18,574	18,334
Shares used in computing basic loss per share	18,591	18,373	18,574	18,334
Basic loss per share	(0.01)	(0.33)	(0.08)	(0.56)
Diluted:
Weighted-average shares of common stock outstanding	18,591	18,373	18,574	18,334
Add: Common equivalent shares outstanding	-	-	-	-
Shares used in computing diluted loss per share	18,591	18,373	18,574	18,334
Diluted loss per share	$(0.01)	$(0.33)	$(0.08)	$(0.56)

Index
The following potential common shares outstanding were excluded from the computation of diluted loss per share because including them would have been antidilutive (in thousands):

	As of June 30,
	2017	2016
Stock options	532	1,590
RSUs	211	413
Warrants	-	163
Total common share equivalents	743	2,166

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

We generally agree to indemnify our customers against legal claims that our end-user software products infringe certain third-party intellectual property rights.  As of June 30, 2017, we have not been required to make any payment resulting from infringement claims asserted against our customers and have not recorded any related accruals.

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

Note 2. Income Taxes

We recorded an income tax provision of $45,000 and $93,000 for the three and six months ended June 30, 2017, respectively.   We recorded an income tax provision of $36,000 and $88,000 for the three and six months ended June 30, 2016, respectively.  The provision for income taxes is comprised of estimates of current taxes due in domestic and foreign jurisdictions.  This provision reflects tax expense associated with state income tax and foreign taxes.

As of June 30, 2017, our deferred tax assets are fully offset by a valuation allowance except in those jurisdictions where it is determined that a valuation allowance is not required. ASC 740, Income Taxes, provides for the recognition of deferred tax assets if realization of such assets is more likely than not. Based upon the weight of available evidence, which includes historical operating performance, reported cumulative net losses since inception and difficulty in accurately forecasting our future results, we provided a full valuation allowance against our net U.S. deferred tax assets and a partial valuation allowance against our foreign deferred tax assets.  We reassess the need for our valuation allowance on a quarterly basis. If it is later determined that a portion or all of the valuation allowance is not required, it generally will be a benefit to the income tax provision in the period such determination is made.

During Q1 2016, ASC 740-10 reserves and related interest were released in the amount of $284,000 due to the expiration of statutes which resulted in a tax benefit to discontinued operations.

The Company does not anticipate a material change in the total amount or composition of its unrecognized tax benefits of $244,000 within 12 months of June 30, 2017.

Note 3. Commitments and Contingencies

Legal contingencies

On October 11, 2016, the Wage and Hour Division of the U.S. Department of Labor (the “DOL”) notified the Company that it would be conducting an audit of the Company relating to compliance with the Fair Labor Standards Act (“FLSA”).  The DOL has indicated that the focus of the audit is directed to compliance with overtime requirements related to our technology specialists who work from home providing technical support services.  The audit commenced on October 20, 2016, and is ongoing as of the date of this report.  While a loss may be reasonably possible, an estimate of loss, if any, cannot reasonably be determined as of the date of this report. On January 24, 2017, the DOL notified the Company that it would be conducting an audit of the Company relating to compliance with the Family and Medical Leave Act of 1993.  As of the date of this report, the audit has not commenced and on May 5, 2017 the DOL verbally notified the Company that it would not proceed with such audit.

Index
On December 20, 2016, the Federal Trade Commission (“FTC”) issued a Civil Investigative Demand to the Company requiring the Company to produce certain documents and materials and to answer certain interrogatories relating to PC Healthcheck, a software program provided by the Company to certain third parties.  The FTC has not alleged a factual basis underlying the issuance of the Civil Investigative Demand. On January 17, 2017, the Consumer Protection Division of the Office of Attorney General, State of Washington (“Washington AG”), issued a Civil Investigative Demand to the Company requiring the Company to produce certain documents and materials and to answer certain interrogatories relating to PC Healthcheck.  The Washington AG has not alleged a factual basis underlying the issuance of the Civil Investigative Demand. On May 30, 2017, the Consumer Protection Division of the Office of Attorney General, State of Texas (“Texas AG”), issued a Civil Investigative Demand to the Company requiring the Company to produce certain documents and materials and to answer certain interrogatories relating to PC Healthcheck.  The Texas AG has not alleged a factual basis underlying the issuance of the Civil Investigative Demand. The Company is in the process of responding to these Civil Investigative Demands and cooperating with the FTC, Washington AG and Texas AG with respect to these matters.

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

Guarantees

We have identified guarantees in accordance with ASC 450, Contingencies. This guidance stipulates that an entity must recognize an initial liability for the fair value, or market value, of the obligation it assumes under the guarantee at the time it issues such a guarantee, and must disclose that information in its interim and annual financial statements. We have entered into various service level agreements with our partners, in which we may guarantee the maintenance of certain service level thresholds. Under some circumstances, if we do not meet these thresholds, we may be liable for certain financial costs. We evaluate costs for such guarantees under the provisions of ASC 450. We consider such factors as the degree of probability that we would be required to satisfy the liability associated with the guarantee and the ability to make a reasonable estimate of the resulting cost. During the six months ended June 30, 2017, we did not incur any costs as a result of such obligations. We have not accrued any liabilities related to such obligations in the condensed consolidated financial statements as of June 30, 2017 and December 31, 2016.

Note 4.  Intangible Assets

The Company amortizes intangible assets, which consist of purchased technologies that have estimated useful lives ranging from 1 to 6 years, using the straight-line method when the consumption pattern of the asset is not apparent. The Company reviews such assets for impairment whenever an impairment indicator exists and continually monitors events and changes in circumstances that could indicate carrying amounts of the intangible assets may not be recoverable. When such events or changes in circumstances occur, the Company assesses recoverability by determining whether the carrying value of such assets exceed the estimates of future undiscounted future cash flows expected to be generated by such assets. Should impairment exist, the impairment loss would be measured based on the excess carrying value of the asset over the asset’s estimated fair value. There was no impairment of intangible assets recorded for the six months ended June 30, 2017.

Amortization of intangible assets and other for the three and six months ended June 30, 2017 was $6,000 and $16,000 respectively.  Amortization of intangible assets and other for the three and six months ended June 30, 2016 was $267,000 and $534,000, respectively.

Index
The following table summarizes the components of intangible assets (in thousands):

	Non- compete	Partner Relationships	Customer Base	Technology Rights	Tradenames	Indefinite Life Intangibles	Total
As of June 30, 2017
Gross carrying value	$593	$145	$641	$5,330	$760	$250	$7,719
Accumulated amortization	(593)	(145)	(641)	(5,330)	(760)	—	(7,469)
Net carrying value	$—	$—	$—	$—	$—	$250	$250

As of December 31, 2016
Gross carrying value	$593	$145	$641	$5,330	$760	$250	$7,719
Accumulated amortization	(581)	(145)	(637)	(5,330)	(760)	—	(7,453)
Net carrying value	$12	$—	$4	$—	$—	$250	$266

In December 2006, we acquired the use of a toll-free telephone number for cash consideration of $250,000.  This asset has an indefinite useful life.

As of June 30, 2017, all intangible assets have been fully amortized with the exception of the indefinite-life intangibles.

Note 5. Other Accrued Liabilities

Other accrued liabilities consist of the following (in thousands):

	June 30, 2017	December 31, 2016
Accrued expenses	$922	$842
Self-insurance accruals	780	911
Customer deposits	—	556
Restructuring obligations	—	81
Other accrued liabilities	146	106
Total other accrued liabilities	$1,848	$2,496

Note 6. Stockholder’s Equity

Stock Options

The following table represents the stock option activity for the six months ended June 30, 2017:

	Number of Shares	Weighted Average Exercise Price per Share	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
Outstanding options at December 31, 2016	1,381,843	$5.88	4.95	$50
Granted	2,000	$2.57
Exercised	—	—
Forfeited	(851,515)	$6.09
Outstanding options at June 30, 2017	532,328	$5.52	6.20	$0
Options vested and expected to vest	532,328	$5.52	6.20	$0
Exercisable at June 30, 2017	304,338	$7.50	4.49	$0

The aggregate intrinsic value in the table above represents the total pre-tax intrinsic value that would have been received by the option holders had they all exercised their options on June 30, 2017.  This amount changes based on the fair market value of our stock.  The aggregate intrinsic value of options exercised under our stock option plans was zero during the three and six months ended June 30, 2017, and zero during the three and six months ended June 30, 2016.  Total fair value of options vested was $49,000 and $132,000 during the three and six months ended June 30, 2017, respectively, and $209,000 and $419,000 during the three and six months ended June 30, 2016, respectively.

At June 30, 2017, there was $217,000 of unrecognized compensation cost related to existing options outstanding which is expected to be recognized over a weighted average period of 2.3 years.

Index
During the first quarter of 2017, as a result of the resignation of the Company’s Chief Financial Officer (CFO), 50,000 total market-based stock options granted in 2014 and 2016 were forfeited.  Previously recognized Stock-based compensation expense of approximately $58,000 was reversed in Q1 2017, related to the portion of those market-based grants unvested at the time of the CFO’s resignation.

Employee Stock Purchase Plan

In the second quarter of 2011, to advance the interests of the Company and its stockholders by providing an incentive to attract, retain and reward eligible employees and by motivating such persons to contribute to the growth and profitability of the Company, the Company’s Board of Directors (the “Board”) and stockholders approved an ESPP and reserved 333,333 shares of our common stock for issuance effective as of May 15, 2011. The ESPP continues in effect for ten (10) years from its effective date unless terminated earlier by the Company. The ESPP consists of six-month offering periods during which employees may enroll in the plan.  The purchase price on each purchase date shall not be less than eighty‑five percent (85%) of the lesser of (a) the fair market value of a share of stock on the offering date of the offering period or (b) the fair market value of a share of stock on the purchase date.  During the six months ended June 30, 2017, 14,542 shares were purchased under ESPP.

Restricted Stock Units

The following table represents RSU activity for the six months ended June 30, 2017:

	Number of Shares	Weighted Average Grant-Date Fair Value per Share	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
Outstanding RSUs at December 31, 2016	351,921	$4.59	1.06	$908
Awarded	—	—
Released	(48,781)	$4.79
Forfeited	(92,299)	$7.30
Outstanding RSUs at June 30, 2017	210,841	$3.36	0.59	$493

At June 30, 2017, there was $282,000 of unrecognized compensation cost related to RSUs which is expected to be recognized over a weighted average period of 0.9 years.

Stock Repurchase Program

On April 27, 2005, our Board authorized the repurchase of up to 666,666 outstanding shares of our common stock.  As of June 30, 2017 the maximum number of shares remaining that can be repurchased under this program was 602,467.  The Company does not intend to repurchase shares without further approval from its Board.

Note 7. Restructuring Obligations and Charges

Severance

As of June 30, 2017, all severance and benefit related costs related to the termination of 78 employees worldwide as a result of cost reduction efforts initiated during 2016 have been paid.

Contract Terminations

As of June 30, 2017, all obligations related to the 2016 termination of contracts as a result of cost reduction efforts have been paid.

	Contract Terminations	Severance	Total
Restructuring obligations, December 31, 2016	$31	$50	$81
Cash payments	(31)	(50)	(81)
Restructuring obligations, June 30, 2017	$—	$—	$—

Note 8. Subsequent Event

On July 28, 2017, Office Depot provided written notice of its intent not to renew the Professional Services Agreement between the Company and Office Depot dated July 26, 2007, and such Agreement will terminate on September 30, 2017. Revenue attributed to Office Depot, Inc. for 2016 was $8.9 million. Revenue attributed to Office Depot for the six months ended June 30, 2017 was $1.6 million.

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

Overview

Support.com, Inc. is a leading provider of services and software that enable technology support for a connected world. Support.com is the choice of leading communications providers, top retailers, and other important brands in software, consumer and business electronics, and connected technology.  Our technology support services programs help leading brands create new revenue streams and deepen customer relationships. We offer turnkey, outsourced support services for service providers, retailers, IoT (Internet of Things) solution providers and technology companies. Our technology support services programs are designed for both the consumer and small and medium business (“SMB”) markets, and include computer and mobile device set-up, security and support, virus and malware removal, wireless network set-up, and home security and automation system support.

Total revenue for the second quarter of 2017 decreased 3% year-over-year. Revenue from services decreased 3% year-over-year primarily due to the Office Depot services program. Revenue from software and other increased 3% year-over-year due to new subscriptions and renewal being greater than expirations of subscriptions.

Cost of services for the second quarter of 2017 decreased 13% year-over-year primarily as a result of lower employee and employee benefits related costs and lower consulting charges. Cost of software and other for the second quarter of 2017 decreased 33% year-over-year due to lower third party fees.  Total gross margin increased from 14% to 23% year-over-year due to lower self-insurance medical costs as well as lower consulting and technology costs associated with software hosting.

Operating expenses for the second quarter of 2017 decreased 55% from the same period in 2016, primarily driven by a decrease in salary and employee related costs due to a decrease in headcount as a result of our cost reduction efforts initiated during 2016 coupled with expenses incurred associated with the proxy contest and restructuring charges incurred in 2016.

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

 Critical Accounting Policies and Estimates

In preparing our interim condensed consolidated financial statements, we make estimates, assumptions and judgments that can have a significant impact on our net revenue, operating income or loss and net income or loss, as well as on the value of certain assets and liabilities on our condensed consolidated balance sheet. We believe that the estimates, assumptions and judgments involved in the accounting policies described in Management’s Discussion and Analysis of Financial Condition and Results of Operations in Item 7 of our Annual Report on Form 10-K for the fiscal year ended December 31, 2016 have the greatest potential impact on our interim condensed consolidated financial statements, so we consider them to be our critical accounting policies and estimates.  There have been no significant changes in these critical accounting policies and estimates during the three and six months ended June 30, 2017.

Index
 RESULTS OF OPERATIONS

The following table sets forth the results of operations for the three and six months ended June 30, 2017 and 2016 expressed as a percentage of total revenue:

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Revenue:
Services	91%	91%	91%	92%
Software and other	9	9	9	8
Total revenue	100	100	100	100

Costs of revenue:
Cost of services	76	85	77	84
Cost of software and other	1	1	1	1
Total cost of revenue	77	86	78	85

Gross profit	23	14	22	15
Operating expenses:
Research and development	6	10	6	10
Sales and marketing	4	12	5	12
General and administrative	15	28	17	24
Amortization of intangible assets and other	—	2	—	2
Restructuring	—	3	—	1
Total operating expenses	25	55	28	49

Loss from operations	(2)	(41)	(6)	(34)
Interest and other income, net	1	1	1	1

Loss from continuing operations, before income taxes	(1)	(40)	(5)	(33)
Income tax provision	—	—	—	—
Loss from continuing operations, after income taxes	(1)	(40)	(5)	(34)
Income (loss) from discontinued operations, after income taxes	—	—	—	1
Net loss	(1)%	(40)%	(5)%	(33)%

REVENUE

	Three Months Ended June 30,				Six Months Ended June 30,
In thousands, except percentages	2017	2016	$ Change	% Change	2017	2016	$ Change	% Change

Services	$13,147	$13,609	$(462)	(3)%	$26,062	$28,892	$(2,830)	(10)%
Software and other	1,360	1,320	40	3%	2,735	2,634	101	4%
Total revenue	$14,507	$14,929	$(422)	(3)%	$28,797	$31,526	$(2,729)	(9)%

Services. Services revenue consists primarily of fees for technology services generated from our partners.  We provide these services remotely, generally using service delivery personnel who utilize our proprietary technology to deliver the services. Services revenue is also comprised of licensing of our Support.com Cloud applications. Services revenue for the three months and six months ended June 30, 2017 decreased by $0.5 million and $2.8 million, respectively, from the same periods in 2016.  These decreases were mainly due to Office Depot reducing some of the service programs that we offer to their in-store customers, which reduced call volumes and service incidents.  For the three months ended June 30, 2017, services revenue generated from our partnerships was $12.1 million compared to $12.6 million for the same period in 2016 and direct services revenue was $1.0 million for the three months ended June 30, 2017 compared to $1.0 million for the same period in 2016.  For the six months ended June 30, 2017, services revenue generated from our partnerships was $23.9 million compared to $26.9 million for the same period in 2016 and direct services revenue was $2.1 million compared to $2.0 million for the same period in 2016.  On July 28, 2017, Office Depot provided written notice of its intent not to renew the Professional Services Agreement between the Company and Office Depot dated July 26. 2007, and such Agreement will terminate on September 30, 2017.  Revenue attributed to Office Depot, Inc. for 2016 was $8.9 million. Revenue attributed to Office Depot for the six months ended June 30, 2017 was $1.6 million. As with any market that is undergoing shifts, timing of downward pressures and growth opportunities in our services programs are difficult to predict. We are experiencing downward pressure with some of our services programs as PC and certain retail markets are seeing some seasonal or other sector specific softness.  However, we still see opportunity in the market for growth with our service partners as a result of the evolving support market trends.

Index
Software and other. Software and other revenue is comprised primarily of fees for end-user software products provided through direct customer downloads, and, to a lesser extent, through the sale of these software products via partners. Software and other revenue for the three and six months ended June 30, 2017 remained at approximately the same levels when compared with the same periods in 2016 reflecting a generally equal balance between new and expiring subscriptions.  For the three-month periods ended June 30, 2017 and 2016, revenue from software and other generated from our direct sales was $0.7 million for both periods and software and other revenue generated from our partnerships was $0.7 million and $0.6 million for each of the respective periods.    For the six-month periods ended June 30, 2017 and 2016, revenue from software and other generated from our direct sales was $1.3 million and $1.5 million, respectively, and software and other revenue generated from our partnerships was $1.4.million and $1.1 million, respectively.

COST OF REVENUE

	Three Months Ended June 30,				Six Months Ended June 30,
In thousands, except percentages	2017	2016	$ Change	% Change	2017	2016	$ Change	% Change

Cost of services	$10,990	$12,696	$(1,706)	(13)%	$22,201	$26,556	$(4,355)	(16)%
Cost of software and other	92	138	(46)	(33)%	186	257	(71)	(28)%
Total cost of revenue	$11,082	$12,834	$(1,752)	(14)%	$22,387	$26,813	$(4,426)	(17)%

Cost of services. Cost of services consists primarily of compensation costs and contractor expenses for people providing services, technology and telecommunication expenses related to the delivery of services and other personnel-related expenses in service delivery. The decrease of $1.7 million in cost of services for the three months ended June 30, 2017 as compared to the same period of 2016 was primary attributable to lower compensation and benefits charges of $1.0 million and lower consulting and technology related charges of $0.6 million.  Similarly, the decrease $4.4 million in cost of services for the six months ended June 30, 2017 compared to the same period in 2016 was includes a decrease in compensation and benefits charges of $3.0 million and lower consulting and technology related charges of $1.2 million.

Cost of software and other.  Cost of software and other fees consists primarily of third-party royalty fees for our end-user software products.  Certain of these products were developed using third-party research and development resources, and the third party receives royalty payments on sales of products it developed. The decrease of $46,000 and $71,000 in cost of software and other for the three and six months ended June 30, 2017, respectively, compared to the same periods in 2016 was mainly driven by lower 3rd party fees.

OPERATING EXPENSES

	Three Months Ended June 30,				Six Months Ended June 30,
In thousands, except percentages	2017	2016	$ Change	% Change	2017	2016	$ Change	% Change

Research and development	$875	$1,420	$(545)	(38)%	$1,798	$3,128	$(1,330)	(43)%
Sales and marketing	$583	$1,866	$(1,283)	(69)%	$1,390	$3,938	$(2,548)	(65)%
General and administrative	$2,235	$4,235	$(2,000)	(47)%	$4,851	$7,483	$(2,632)	(35)%
Amortization of intangibles assets and other	$6	$267	$(261)	(98)%	$16	$534	$(518)	(97)%
Restructuring	$—	$423	$(423)	(100)%	$—	$423	$(423)	(100)%

Index
Research and development.  Research and development expense consists primarily of compensation costs, third-party consulting expenses and related overhead costs for research and development personnel. Research and development costs are expensed as they are incurred.  The decreases of $0.5 million and $1.3 million in research and development expense for the three and six months ended June 30, 2017, respectively, compared to the same periods in 2016 were the result of a decrease in salary and employee related expenses due to cost reduction efforts primarily related to the development of Support.com Cloud applications.

Sales and marketing.  Sales and marketing expense consists primarily of compensation costs of business development, program management and marketing personnel, as well as expenses for lead generation and promotional activities, including public relations, advertising and marketing.  The decrease of $1.3 million in sales and marketing expense for the three months ended June 30, 2017 compared to the same period in 2016 resulted from a decrease in salary and employee related expenses of $0.8 million and lower travel expenses of $0.1 million due to a decrease in headcount in connection with cost-reduction efforts, and lower third-party marketing program costs of approximately $0.4 million.  Similarly, the decrease of $2.5 million in sales and marketing expense for the six months ended June 30, 2017 compared to the same period in 2016 resulted from a decrease in salary and employee related expenses of $1.5 million and lower travel expenses of $0.3 million due to a decrease in headcount in connection with cost-reduction efforts, and lower third-party marketing program costs of approximately $0.7 million.

General and administrative.  General and administrative expense consists primarily of compensation costs and related overhead costs for administrative personnel and professional fees for legal, accounting and other professional services. The decrease of $2.0 million in general and administrative expense for three months ended June 30, 2017 as compared to the year-ago period was the result of $1.5 million in professional services and reimbursement of stockholder expenses related to the proxy contest incurred in the year-ago period.  Additionally, $0.4 million of the decrease is attributable to a decrease in salary and employee related expenses, including stock-based compensation, due to a decrease in headcount.  The decrease of $2.6 million in general and administrative expense for the six months ended June 30, 2017 as compared to the same period a year ago were primarily the result of the aforementioned expenses associated with the proxy contest incurred in the year-ago period.  Additionally, $1.2 million of the decrease is attributable to a decrease in in salary and employee related expenses, including stock-based compensation, due to a decrease in headcount.

Amortization of intangible assets and other.  The decrease in amortization of intangibles assets and other of $0.3 million and $0.5 million for the three and six months ended June 30, 2017, respectively, compared to the same periods in 2016 were primarily attributable to most of the Company’s intangible assets being fully amortized at the end of 2016.  Thus, there is no further amortization in the 2017 periods for most of the Company’s intangible assets.

Restructuring. During the second quarter of 2016, the Company implemented a cost reduction plan.  In connection with implementing the plan, we incurred one-time restructuring costs of $0.4 million.  The restructuring costs consisted of severance costs for terminated employees and contract termination costs.  All costs associated with the plan were completed during the second quarter of 2016.  There have been no current year restructuring costs incurred as of June 30, 2017.

INTEREST INCOME AND OTHER, NET

	Three Months Ended June 30,				Six Months Ended June 30,
In thousands, except percentages	2017	2016	$ Change	% Change	2017	2016	$ Change	% Change

Interest income and other, net	$154	$126	$28	22%	$287	$259	$28	11%

Interest income and other, net.  Interest income and other, net consists primarily of interest income on our cash, cash equivalents and short-term investments and was consistent between periods.

Index
INCOME TAX PROVISION

	Three Months Ended June 30,				Six Months Ended June 30,
In thousands, except percentages	2017	2016	$ Change	% Change	2017	2016	$ Change	% Change

Income tax provision (benefit)	$45	$36	$9	25%	$93	$88	$5	6%

Income tax provision.  The income tax provision is comprised of estimates of current taxes due in domestic and foreign jurisdictions. For the three and six months ended June 30, 2017 and 2016, the income tax provision primarily consisted of state income tax and foreign taxes.

 LIQUIDITY AND CAPITAL RESOURCES

Total cash, cash equivalents and investments at June 30, 2017 and December 31, 2016 were $51.7 million and $53.4 million, respectively. The decrease in cash, cash equivalents and investments was primarily due to the use of cash in operating activities.

Operating Activities

Net cash used in operating activities was $1.8 million and $7.2 million for the six months ended June 30, 2017 and 2016, respectively.  Net cash used in operating activities primarily reflects the net loss for the period, adjusted for non-cash items such as depreciation, amortization of premiums and discounts on investments, stock-based compensation expense and amortization of intangible assets, and changes in operating assets and liabilities.

Net cash used in operating activities was $1.8 million for the six months ended June 30, 2017 and resulted primarily from a net loss for the period of $1.5 million adjusted for non-cash items totaling $661,000 offset by net changes in operating assets and liabilities of $1.0 million.  Adjustments for non-cash items primarily consisted of stock-based compensation expense of $267,000, amortization of intangible assets and other of $16,000, amortization of premiums and discounts on investments of $49,000, and depreciation of $329,000.  The changes in operating assets and liabilities primarily consisted of decreases in prepaid and other current assets of $492,000, and other long term assets of $88,000, offset by decreases in accounts payable, accrued compensation, other accrued liabilities, and deferred revenue of $436,000, $321,000, $645,000, and $233,000, respectively.

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

Investing Activities

Net cash provided by investing activities was $4.1 million and $584,000 for the six months ended June 30, 2017 and 2016, respectively.  Net cash provided by investing activities for the six months ended June 30, 2017 was primarily due to purchases of property and equipment of $34,000 and purchases of investments of $14.7 million offset by maturities of investments of $18.8 million. Net cash provided by investing activities for the six months ended June 30, 2016 was primarily due to purchases of property and equipment of $457,000 and purchases of investments of $12.7 million, offset by maturities of investments of $13.7 million.

Financing Activities

Net cash provided by (used in) financing activities was $25,000 and $(23,000) for the six months ended June 30, 2017 and 2016, respectively. Net cash provided by financing activities for the six months ended June 30, 2017 was from the proceeds of purchase of common stock under the Company’s ESPP of $27,000, offset by repurchase of common stock of $2,000.  Net cash used in financing activities for the six months ended June 30, 2016 was from the proceeds of purchase of common stock under the Company’s ESPP of $44,000 offset by repurchase of common stock of $67,000.

Index
Working Capital and Capital Expenditure Requirements

At June 30, 2017, we had stockholders’ equity of $56.3 million and working capital of $54.2 million. We believe that our existing cash balances will be sufficient to meet our working capital requirements, as well as our planned capital expenditures, for at least the next 12 months.

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

As of June 30, 2017, we held $32.3 million in short-term investments (excluding cash and cash equivalents), which consisted primarily of certificates of deposits, government debt securities, corporate notes and bonds, and commercial paper. The weighted average interest rate of our portfolio was approximately 1.11% at June 30, 2017. A decline in interest rates over time would reduce our interest income from our investments. A hypothetical 10% increase or decrease in interest rates, however, would not have a material impact on our financial condition.

Impact of Foreign Currency Rate Changes

The functional currencies of our international operating subsidiaries are the local currencies. We translate the assets and liabilities of our foreign subsidiaries at the exchange rates in effect on the balance sheet date. We translate their income and expenses at the average rates of exchange in effect during the period. We include translation gains and losses in the stockholders’ equity section of our consolidated balance sheets. We include net gains and losses resulting from foreign exchange transactions in interest income and other in our consolidated statements of operations. Since we translate foreign currencies (primarily Canadian dollars and Indian rupees) into U.S. dollars for a small portion of our operations, currency fluctuations have had an immaterial impact on our consolidated statements of operations. We have both revenue and expenses that are denominated in foreign currencies. Neither a weaker or stronger U.S. dollar environment would have a material impact on our consolidated statement of operations. The historical impact of currency fluctuations on our consolidated statements of operations has generally been immaterial. As of June 30, 2017, we did not engage in foreign currency hedging activities.

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

Our Chief Executive Officer and our Principal Financial Officer, after evaluating the effectiveness of our “disclosure controls and procedures” as of the end of the period covered by this quarterly report, have concluded that our disclosure controls and procedures are effective based on their evaluation of these controls and procedures required by paragraph (b) of Exchange Act Rules 13a-15 or 15d-15.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended June 30, 2017 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

On December 20, 2016 the Federal Trade Commission (“FTC”) issued a Civil Investigative Demand to the Company requiring the Company to produce certain documents and materials and to answer certain interrogatories relating to PC Healthcheck, a software program provided by the Company to certain third parties.  The FTC has not alleged a factual basis underlying the issuance of the Civil Investigative Demand. On January 17, 2017 the Consumer Protection Division of the Office of Attorney General, State of Washington (“Washington AG”), issued a Civil Investigative Demand to the Company requiring the Company to produce certain documents and materials and to answer certain interrogatories relating to PC Healthcheck. The Washington AG has not alleged a factual basis underlying the issuance of the Civil Investigative Demand. On May 30, 2017, the Consumer Protection Division of the Office of Attorney General, State of Texas (“Texas AG”), issued a Civil Investigative Demand to the Company requiring the Company to produce certain documents and materials and to answer certain interrogatories relating to PC Healthcheck.  The Texas AG has not alleged a factual basis underlying the issuance of the Civil Investigative Demand. The Company is in the process of responding to these Civil Investigative Demands and cooperating with the FTC, Washington AG and Texas AG with respect to these matters.

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

Index
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

Since the first quarter of fiscal 2014 we have experienced significant losses each quarter. We have sustained significant changes in our largest partner programs that have continued to materially affect our revenue and margins and have made significant investments in support of our Support.com Cloud offering. We may continue to experience periods of losses in the future. Future losses may continue to result in usage of cash to fund our operating activities and a corresponding reduction in our cash balance.

Our business is based on a relatively new and evolving business model.

Index
We are executing a plan to grow our business by providing technology support services, licensing our Support.com Cloud applications, and providing end-user consumer software products. We may not be able to offer these services and software products successfully. Our technology specialists are generally home-based, which requires a high degree of coordination and quality control of employees working from diverse and remote locations. We have been experiencing financial losses in our business and we expect to use cash and incur losses in the future to support our growth initiatives. Our investments, which typically are made in advance of revenue, may not yield increased revenue to offset these expenses. As a result of these factors, the future revenue and income potential of our business is uncertain. Any evaluation of our business and our prospects must be considered in light of these factors and the risks and uncertainties often encountered by companies in our stage of development. Some of these risks and uncertainties relate to our ability to do the following:

●	Maintain our current relationships and service programs, and develop new relationships, with service partners and licensees of our Support.com Cloud offering on acceptable terms or at all;
●	Reach prospective customers for our software products in a cost-effective fashion;
●	Reduce our dependence on a limited number of partners for a substantial majority of our revenue;
●	Successfully license and grow our revenue related to our Support.com Cloud and other software offerings;
●	Attract and retain qualified management and employees in competitive markets for talent;
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

Index
Several factors that have contributed or may in the future contribute to fluctuations in our operating results include:

●	Demand for our services and products;
●	The performance of our partners;
●	Change, or reduction in or discontinuance of our principal programs with partners;
●	Our reliance on a small number of partners for a substantial majority of our revenue;
●	Instability or decline in the global macroeconomic climate and its effect on our and our partners’ operations;
●	Our ability to successfully license and grow revenue related to our Support.com Cloud and other software offerings;
●	The availability and cost-effectiveness of advertising placements for our software products and our ability to respond to changes in the online advertising markets in which we participate;
●	Our ability to serve the SMB market;
●	Our ability to attract and retain qualified management and employees in competitive markets;
●	The efficiency and effectiveness of our technology specialists;
●	Our ability to effectively match staffing levels with service volumes on a cost-effective basis;
●	Our ability to manage contract labor;
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

For the six months ended June 30, 2017, Comcast accounted for 64% of our total revenue. For the twelve months ended December 31, 2016, Comcast and Office Depot accounted for 60% and 15%, respectively, of our revenues.  On July 28, 2017, Office Depot provided written notice of its intent not to renew the Professional Services Agreement between the Company and Office Depot dated July 26, 2007 and such Agreement will terminate on September 30, 2017.  Revenue attributed to Office Depot for 2016 was $8.9 million. Revenue attributed to Office Depot for the six months ended June 30, 2017 was $1.6 million. The loss of these or other significant relationships, the change of the terms or terminations of our arrangements with any of these firms, the reduction or discontinuance of programs with any of these firms, or the failure of any of these firms to achieve their targets has in the past adversely affected, and could in the future adversely affect our business.  For example, we have experienced in past quarters, and may experience in future quarters, reductions in our call volume and revenue related to Comcast’s efforts to improve its Wireless Gateway customer experience.  Generally, the agreements with our partners do not require them to conduct any minimum amount of business with us, and therefore they have decided in the past and could decide at any time in the future to reduce or eliminate their programs or the use of our services in such programs. They may also enter into multi-sourcing arrangements with other vendors for services previously provided exclusively by us. Further, we may not successfully obtain new partners or customers. There is also the risk that, once established, our programs with these and other partners may take longer than we expect to produce revenue or may not produce revenue at all, and the revenue produced may not be profitable if the costs of performing under the program are greater than anticipated or the program terminates before up-front investments can be recouped. One or more of our key partners may also choose not to renew their relationship with us, discontinue certain programs, offer them only on a limited basis or devote insufficient time and attention to promoting them to their customers. Some of our key partners may prefer not to work with us if we also partner with their competitors. If any of these key partners merge with one of their competitors (as occurred with Office Depot and OfficeMax in 2013), all of these risks could be exacerbated.

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

Index
Our long-term success could depend, in part, on our ability to expand sales to customers located outside of the United States, and thus our business is susceptible to risks associated with international sales and operations.

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

10.1
Second Amended and Restated Executive Incentive Compensation Plan approved on May 8, 2017 by the Compensation Committee of the Board of Directors of the Company (incorporated by reference to Exhibit 10.1 of the Company’s current report on Form 8-K filed with the SEC on May 11, 2017)

10.2	Chris Koverman Bonus Letter, dated May 8, 2017 (incorporated by reference to Exhibit 10.2 of the Company’s current report on Form 8-K filed with the SEC on May 11, 2017)

10.3
Change Management Form 15 to Statement of Work #3, between Comcast and Company, signed May 17, 2017 (incorporated by reference to Exhibit 10.1 of the Company’s current report on Form 8-K filed with the SEC on May 23, 2017) (1)

10.4	Change Management Form between Comcast and Company, signed July 6, 2017 (incorporated by reference to Exhibit 10.1 of the Company’s current report on Form 8-K filed with the SEC on July 13, 2017)

10.5
Amendment #3 to Master Services Agreement Call Handling Services, between Comcast and Company, entered into July 24, 2017 (incorporated by reference to Exhibit 10.1 of the Company’s current report on Form 8-K filed with the SEC on July 27, 2017)

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

August 9, 2017	SUPPORT.COM, INC.

	By:	/s/ Richard Bloom
Richard Bloom
Interim President and Chief Executive Officer

Index
EXHIBIT INDEX TO SUPPORT.COM, INC.

QUARTERLY REPORT ON FORM 10-Q

FOR THE QUARTER ENDED JUNE 30, 2017

10.1
Second Amended and Restated Executive Incentive Compensation Plan approved on May 8, 2017 by the Compensation Committee of the Board of Directors of the Company (incorporated by reference to Exhibit 10.1 of the Company’s current report on Form 8-K filed with the SEC on May 11, 2017 )

10.2	Chris Koverman Bonus Letter, dated May 8, 2017 (incorporated by reference to Exhibit 10.2 of the Company’s current report on Form 8-K filed with the SEC on May 11, 2017 )
10.3
Change Management Form 15 to Statement of Work #3, between Comcast and Company, signed May 17, 2017 (incorporated by reference to Exhibit 10.1 of the Company’s current report on Form 8-K filed with the SEC on May 23, 2017 ) (1)

10.4	Change Management Form between Comcast and Company, signed July 6, 2017 (incorporated by reference to Exhibit 10.1 of the Company’s current report on Form 8-K filed with the SEC on July 13, 2017 )
10.5
Amendment #3 to Master Services Agreement Call Handling Services, between Comcast and Company, entered into July 24, 2017 (incorporated by reference to Exhibit 10.1 of the Company’s current report on Form 8-K filed with the SEC on July 27, 2017 )

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