Form 10-Q
period 2017-09-30
Support.com, Inc.
filed 2017-11-09
CIK 1104855

UNITED STATES
 SECURITIES AND EXCHANGE COMMISSION
 Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2017

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

On October 31, 2017, 18,713,580 shares of the Registrant’s Common Stock, $0.0001 par value, were outstanding.

SUPPORT.COM, INC.

FORM 10-Q

QUARTERLY PERIOD ENDED September 30, 2017

Index
PART I.	FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS (UNAUDITED)

 SUPPORT.COM, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share data)

	September 30, 2017	December 31, 2016
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$21,254	$16,890
Short-term investments	28,138	36,519
Accounts receivable, net	11,755	9,567
Prepaid expenses and other current assets	646	1,211
Total current assets	61,793	64,187
Property and equipment, net	1,259	1,706
Intangible assets, net	250	266
Other assets	981	1,070

Total assets	$64,283	$67,229

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$792	$1,085
Accrued compensation	2,338	2,974
Other accrued liabilities	1,905	2,496
Short-term deferred revenue	2,170	2,759
Total current liabilities	7,205	9,314
Long-term deferred revenue	31	106
Other long-term liabilities	446	501
Total liabilities	7,682	9,921
Commitments and contingencies (Note 3)
Stockholders’ equity:
Common stock; par value $0.0001, 50,000,000 shares authorized; 19,196,412 issued and 18,713,498 outstanding at September 30, 2017; 19,030,024 issued and 18,548,180 outstanding at December 31, 2016	2	2
Additional paid-in capital	267,722	267,400
Treasury stock, at cost (482,914 shares at September 30, 2017 and 481,844 shares at December 31, 2016)	(5,297)	(5,295)
Accumulated other comprehensive loss	(2,136)	(2,329)
Accumulated deficit	(203,690)	(202,470)
Total stockholders’ equity	56,601	57,308

Total liabilities and stockholders’ equity	$64,283	$67,229

See accompanying notes.

Index
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
SUPPORT.COM, INC.

(in thousands, except per share amounts)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016

Revenue:
Services	$13,682	$14,163	$39,744	$43,055
Software and other	1,350	1,364	4,085	3,998
Total revenue	15,032	15,527	43,829	47,053

Cost of revenue:
Cost of services	11,559	11,847	33,760	38,403
Cost of software and other	66	120	252	377
Total cost of revenue	11,625	11,967	34,012	38,780

Gross profit	3,407	3,560	9,817	8,273

Operating expenses:
Research and development	631	1,336	2,429	4,464
Sales and marketing	621	1,463	2,011	5,401
General and administrative	1,996	2,703	6,847	10,186
Amortization of intangible assets and other	0	267	16	801
Restructuring	128	-	128	423
Total operating expenses	3,376	5,769	11,431	21,275
Income (loss) from operations	31	(2,209)	(1,614)	(13,002)
Interest income and other, net	164	124	451	383
Income (loss) from continuing operations, before income taxes	195	(2,085)	(1,163)	(12,619)
Income tax (benefit) provision	(36)	44	57	132
Income (loss) from continuing operations, after income taxes	231	(2,129)	(1,220)	(12,751)

Income from discontinued operations, after income taxes	-	-	-	284

Net income (loss)	$231	$(2,129)	$(1,220)	$(12,467)

Basic and diluted income (loss) per share:
Income (loss) from continuing operations	$0.01	$(0.12)	$(0.07)	$(0.69)
Income (loss) from discontinued operations	0.00	(0.00)	(0.00)	0.01
Basic and diluted income (loss) per share	$0.01	$(0.12)	$(0.07)	$(0.68)

Shares used in computing basic net income (loss) per share	18,692	18,446	18,613	18,372
Shares used in computing diluted net income (loss) per share	18,714	18,446	18,613	18,372

See accompanying notes.

Index
SUPPORT.COM, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(in thousands)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016

Net Income (loss)	$231	$(2,129)	$(1,220)	$(12,467)

Change in foreign currency translation adjustment	9	25	175	(13)
Change in net unrealized gain (loss) on investments	12	(40)	18	82
Other comprehensive income (loss)	21	(15)	193	69

Comprehensive income (loss)	$252	$(2,144)	$(1,027)	$(12,398)

See accompanying notes.

Index
SUPPORT.COM, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)
(Unaudited)

	Nine Months Ended September 30,
	2017	2016
Operating Activities:
Net loss	$(1,220)	$(12,467)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	479	530
Amortization of premiums and discounts on investments	65	244
Amortization of intangible assets and other	16	801
Stock-based compensation	295	1,776
Changes in assets and liabilities:
Accounts receivable, net	(2,188)	(176)
Prepaid expenses and other current assets	572	122
Other long-term assets	123	(5)
Accounts payable	(292)	350
Accrued compensation	(632)	(363)
Other accrued liabilities	(585)	(1,534)
Other long-term liabilities	(48)	(324)
Deferred revenue	(664)	444
Net cash used in operating activities	(4,079)	(10,602)

Investing Activities:
Purchases of property and equipment	(32)	(481)
Purchases of investments	(14,939)	(22,901)
Maturities of investments	23,273	22,109
Net cash provided by (used in) investing activities	8,302	(1,273)

Financing Activities:
Proceeds from employee stock purchase plan	27	45
Repurchase of common stock	(2)	(72)
Net cash provided by (used in) financing activities	25	(27)
Effect of exchange rate changes on cash and cash equivalents	116	35
Net increase (decrease) in cash and cash equivalents	4,364	(11,867)
Cash and cash equivalents at beginning of period	16,890	27,598
Cash and cash equivalents at end of period	$21,254	$15,731

Supplemental schedule of cash flow information:
Income taxes paid	$85	$132

See accompanying notes.

Index
SUPPORT.COM, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 1. Significant Accounting Policies

Basis of Presentation

The accompanying unaudited interim condensed consolidated financial statements include the accounts of Support.com, Inc. (the “Company”, “Support.com”, “We” or “Our”) and its wholly owned subsidiaries. All intercompany balances and transactions have been eliminated. The condensed consolidated balance sheet as of September 30, 2017 and the consolidated statements of operations and comprehensive loss for the three and nine months ended September 30, 2017 and 2016 and the consolidated statements of cash flows for the nine months ended September 30, 2017 and 2016 are unaudited. In the opinion of management, these unaudited interim condensed consolidated financial statements reflect all adjustments (consisting of normal recurring adjustments) that are necessary for a fair presentation of the results for, and as of, the periods shown. The results of operations for such periods are not necessarily indicative of the results expected for the full fiscal year or for any future period. The condensed consolidated balance sheet information as of December 31, 2016 is derived from audited financial statements as of that date. These financial statements have been prepared based upon Securities and Exchange Commission (“SEC”) rules that permit reduced disclosure for interim periods. For a more complete discussion of significant accounting policies and certain other information, these unaudited interim condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2016, filed with the SEC on March 7, 2017.

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

The technology services described above include three types of offerings:

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

In certain cases, we are paid for services that are sold but not yet delivered. We initially record such balances as deferred revenue, and recognize revenue when the service has been provided or, on the non-subscription portion of these balances, when the likelihood of the service being redeemed by the customer is remote (“services breakage”).  Based on our historical redemption patterns for these relationships, we believe that the likelihood of a service being delivered more than 90 days after sale is remote.  We therefore recognize non-subscription deferred revenue balances older than 90 days as services revenue. For the nine months ended September 30, 2017 and 2016, services breakage revenue was less than 1% of our total revenue.

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

Index
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

We monitor our investments for impairment on a quarterly basis and determine whether a decline in fair value is other-than-temporary by considering factors such as current economic and market conditions, the credit rating of the security’s issuer, the length of time an investment’s fair value has been below our carrying value, the Company’s intent to sell the security and the Company’s belief that it will not be required to sell the security before the recovery of its amortized cost. If an investment’s decline in fair value is deemed to be other-than-temporary, we reduce its carrying value to its estimated fair value, as determined based on quoted market prices or liquidation values. Declines in value judged to be other-than-temporary, if any, are recorded in operations as incurred. At September 30, 2017, we evaluated our unrealized gains/losses on available-for-sale securities and determined them to be temporary. We currently do not intend to sell securities with unrealized losses and we concluded that we will not be required to sell these securities before the recovery of their amortized cost basis.  At September 30, 2017 and December 31, 2016, the fair value of cash, cash equivalents and investments was $49.4 million and $53.4 million, respectively.

The following is a summary of cash, cash equivalents and investments at September 30, 2017 and December 31, 2016 (in thousands):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
As of September 30, 2017
Cash	$7,654	$—	$—	$7,654
Money market funds	13,600	—	—	13,600
Certificates of deposit	1,211	—	(1)	1,210
Commercial paper	997	—	—	997
Corporate notes and bonds	20,036	1	(19)	20,018
U.S. government agency securities	5,917	—	(4)	5,913
	$49,415	$1	$(24)	$49,392
Classified as:
Cash and cash equivalents	$21,254	$—	$—	$21,254
Short-term investments	28,161	1	(24)	28,138
	$49,415	$1	$(24)	$49,392

Index
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
As of December 31, 2016
Cash	$7,593	$—	$—	$7,593
Money market funds	9,297	—	—	9,297
Certificates of deposit	1,273	—	—	1,273
Commercial paper	4,989	—	—	4,989
Corporate notes and bonds	19,357	—	(40)	19,317
U.S. government agency securities	10,941	1	(2)	10,940
	$53,450	$1	$(42)	$53,409
Classified as:
Cash and cash equivalents	$16,890	$—	$—	$16,890
Short-term investments	36,560	1	(42)	36,519
	$53,450	$1	$(42)	$53,409

The following table summarizes the estimated fair value of our available-for-sale securities classified by the stated maturity date of the security (in thousands):

	September 30, 2017	December 31, 2016
Due within one year	$21,647	$27,730
Due within two years	6,491	8,789
	$28,138	$36,519

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

In accordance with ASC 820, the following table represents our fair value hierarchy for our financial assets (cash equivalents and investments) measured at fair value on a recurring basis as of September 30, 2017 and December 31, 2016 (in thousands):

As of September 30, 2017	Level 1	Level 2	Level 3	Total
Money market funds	$13,600	$—	$—	$13,600
Certificates of deposit	—	1,210	—	1,210
Commercial paper	—	997	—	997
Corporate notes and bonds	—	20,018	—	20,018
U.S. government agency securities	—	5,913	—	5,913
Total	$13,600	$28,138	$—	$41,738

Index
As of December 31, 2016	Level 1	Level 2	Level 3	Total
Money market funds	$9,297	$—	$—	$9,297
Certificates of deposit	—	1,273	—	1,273
Commercial paper	—	4,989	—	4,989
Corporate notes and bonds	—	19,317	—	19,317
U.S. government agency securities	—	10,940	—	10,940
Total	$9,297	$36,519	$—	$45,816

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

For the three months ended September 30, 2017, Comcast accounted for 62% of our total revenue.  For the three months ended September 30, 2016, Comcast and Office Depot accounted for 60% and 15%, respectively, of our total revenue.  For the nine months ended September 30, 2017, Comcast accounted for 63% of our total revenue.  For the nine months ended September 30, 2016, Comcast and Office Depot accounted for 59% and 16%, respectively, of our total revenue.  There were no other customers that accounted for 10% or more of total revenue for the three and nine months ended September 30, 2017 and 2016.

The credit risk in our trade accounts receivable is substantially mitigated by our evaluation of the customers’ financial conditions at the time we enter into business and reasonably short payment terms.  As of September 30, 2017 and December 31, 2016, Comcast accounted for 74% and 70% of our total accounts receivable, respectively. There were no other customers that accounted for 10% or more of our total accounts receivable as of September 30, 2017 and December 31, 2016.

Trade Accounts Receivable and Allowance for Doubtful Accounts

Trade accounts receivable are recorded at the invoiced amount. We perform evaluations of our customers’ financial condition and generally do not require collateral. We make judgments as to our ability to collect outstanding receivables and provide allowances for a portion of receivables when collection becomes doubtful.  Reserves are made based on a specific review of all significant outstanding invoices. For those invoices not specifically provided for, reserves are recorded at differing rates, based on the age of the receivable. In determining these rates, we analyze our historical collection experience and current payment trends. The determination of past-due accounts is based on contractual terms.  We had an allowance for doubtful accounts of $5,000 and $19,000 at September 30, 2017 and December 31, 2016, respectively.

Self-Funded Health Insurance

The Company maintains a self-funded health insurance program with a stop-loss umbrella policy with a third party insurer to limit the maximum potential liability for medical claims. With respect to this program, the Company considers historical and projected medical utilization data when estimating its health insurance program liability and related expense. As of September 30, 2017, the Company had approximately $711,000 in reserve for its self-funded health insurance program. As of December 31, 2016, the Company had approximately $911,000 in reserve for its self-funded health insurance program. The reserve is included in “other accrued liabilities” in the condensed consolidated balance sheets.

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

Accumulated Other Comprehensive Loss

The components of accumulated other comprehensive loss, which relate entirely to accumulated foreign currency translation losses associated with our foreign subsidiaries and unrealized losses on investments, consisted of the following (in thousands):

	Foreign Currency Translation Losses	Unrealized Losses on Investments	Total
Balance as of December 31, 2016	$(2,288)	$(41)	$(2,329)
Current-period other comprehensive income	175	18	193
Balance as of September 30, 2017	$(2,113)	$(23)	$(2,136)

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

The fair value of our stock-based awards was estimated using the following weighted average assumptions for the three and nine months ended September 30, 2017 and 2016. There were no stock option grants during the three month period ended September 30, 2017.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Stock Option Plan:
Risk-free interest rate	—	0.99%	1.43%	0.92%
Expected term	—	3.90 years	3.58 years	3.89 years
Volatility	—	48.89%	46.21%	48.34%
Expected dividend	—	0%	0%	0%
Weighted average fair value (per share)	—	$0.99	$0.96	$0.96

Index
	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Employee Stock Purchase Plan:
Risk-free interest rate	1.02%	0.38%	1.02%	0.38%
Expected term	0.5 years	0.5 years	0.5 years	0.5 years
Volatility	33.66%	48.86%	33.66%	48.86%
Expected dividend	0%	0%	0%	0%
Weighted average fair value (per share)	$.59	$0.84	$.59	$0.84

We recorded the following stock-based compensation expense for the three and nine months ended September 30, 2017 and 2016 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016

Stock-based compensation expense related to grants of:
Stock options	$27	$266	$86	$679
Employee Stock Purchase Plan (“ESPP”)	5	10	16	32
Restricted Stock Units (“RSU”)	(4)	385	193	1,065
	$28	$661	$295	$1,776

Stock-based compensation expense recognized in:
Cost of services	$19	$43	$83	$134
Cost of software and other	—	1	3	4
Research and development	(18)	156	62	346
Sales and marketing	12	79	34	121
General and administrative	15	382	113	1,171
	$28	$661	$295	$1,776

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

The following table sets forth the computation of basic and diluted loss per share (in thousands, except per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016

Net income (loss)	$231	$(2,129)	$(1,220)	$(12,467)

Basic:
Weighted-average shares of common stock outstanding	18,692	18,446	18,613	18,372
Shares used in computing basic income (loss) per share	18,692	18,446	18,613	18,372
Basic income (loss) per share	0.01	(0.12)	(0.07)	(0.69)
Diluted:
Weighted-average shares of common stock outstanding	18,692	18,446	18,613	18,372
Add: Common equivalent shares outstanding	22	-	-	-
Shares used in computing diluted income (loss) per share	18,714	18,446	18,613	18,372
Diluted income (loss) per share	$0.01	$(0.12)	$(0.07)	$(0.69)

Index
The following potential common shares outstanding were excluded from the computation of diluted loss per share because including them would have been antidilutive (in thousands):

	As of September 30,
	2017	2016
Stock options	417	4,475
RSUs	-	1,375
Warrants	-	324
Total common share equivalents	417	6,174

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

We generally agree to indemnify our customers against legal claims that our end-user software products infringe certain third-party intellectual property rights.  As of September 30, 2017, we have not been required to make any payment resulting from infringement claims asserted against our customers and have not recorded any related accruals.

Recent Accounting Pronouncements

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers (Topic 606), which provides guidance for revenue recognition and has been further clarified and amended in 2015 and 2016. ASU 2014-09 is a comprehensive new revenue recognition model requiring a company to recognize revenue to depict the transfer of goods or services to customers at an amount reflecting the consideration it expects to receive in exchange for those goods or services. In doing so, companies will need to use more judgment and make more estimates than under current U.S. GAAP. These may include identifying performance obligations in the contract, estimating the amount of variable consideration to include in the transaction price and allocating the transaction price to each separate performance obligation.  ASU 2014-09 is effective in the first quarter of 2018.  Early adoption is permitted although the Company does not intend to early adopt the standard.  In adopting ASU 2014-09, companies may use either a full retrospective approach or a modified retrospective approach.  Under the modified retrospective approach, the Company would not restate the prior financial statements presented. This guidance requires a company to provide additional disclosures of the amount by which each financial statement line item is affected in the current reporting period during 2018 as compared to the guidance that was in effect before the change, and an explanation of the reasons for significant changes, if any.  The Company has selected the modified retrospective transition method and is currently evaluating the effect that the updated standard will have on its consolidated financial statements and related disclosures.

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

In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842), which provides guidance for accounting for leases. Under ASU 2016-02, the Company will be required to recognize the assets and liabilities for the rights and obligations created by leased assets. ASU 2016-02 is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018. We are currently evaluating the impact of the adoption of ASU 2016-02 on our consolidated financial statements. While we have not yet quantified the impact, we may be required to recognize certain assets and liabilities for our leases which would result in a change to interest expense and depreciation and amortization expenses while reducing rent expense upon adoption.

Index
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

Note 2. Income Taxes

We recorded an income tax provision (benefit) of $(36,000) and $57,000 for the three and nine months ended September 30, 2017, respectively.  We recorded an income tax provision of $44,000 and $132,000 for the three and nine months ended September 30, 2016, respectively.  The provision (benefit) for income taxes is comprised of estimates of current taxes due in domestic and foreign jurisdictions as well as changes in tax reserves.  This provision (benefit) reflects tax expense associated with state income tax and foreign taxes as well as a release of a tax reserve.

As of September 30, 2017, our deferred tax assets are fully offset by a valuation allowance except in those jurisdictions where it is determined that a valuation allowance is not required. ASC 740, Income Taxes, provides for the recognition of deferred tax assets if realization of such assets is more likely than not. Based upon the weight of available evidence, which includes historical operating performance, reported cumulative net losses since inception and difficulty in accurately forecasting our future results, we provided a full valuation allowance against our net U.S. deferred tax assets and a partial valuation allowance against our foreign deferred tax assets.  We reassess the need for our valuation allowance on a quarterly basis. If it is later determined that a portion or all of the valuation allowance is not required, it generally will be a benefit to the income tax provision in the period such determination is made.

During Q1 2016, ASC 740-10 reserves and related interest were released in the amount of $284,000 due to the expiration of statutes which resulted in a tax benefit to discontinued operations.

The Company anticipates a material change of $134,000 in the total amount of its unrecognized tax benefits within 12 months of September 30, 2017.  The change is expected to result from a refund of all withholding taxes and interest paid to the Canadian Revenue Agency (CRA) relating to an intercompany receivable that had existed on our Canadian subsidiary’s books but was subsequently repaid.  The refund is expected once CRA has processed the Company’s previously submitted voluntary disclosure.

Note 3. Commitments and Contingencies

Legal contingencies

Index
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

Guarantees

We have identified guarantees in accordance with ASC 450, Contingencies. This guidance stipulates that an entity must recognize an initial liability for the fair value, or market value, of the obligation it assumes under the guarantee at the time it issues such a guarantee, and must disclose that information in its interim and annual financial statements. We have entered into various service level agreements with our partners, in which we may guarantee the maintenance of certain service level thresholds. Under some circumstances, if we do not meet these thresholds, we may be liable for certain financial costs. We evaluate costs for such guarantees under the provisions of ASC 450. We consider such factors as the degree of probability that we would be required to satisfy the liability associated with the guarantee and the ability to make a reasonable estimate of the resulting cost. During the nine months ended September 30, 2017, we did not incur any costs as a result of such obligations. We have not accrued any liabilities related to such obligations in the condensed consolidated financial statements as of September 30, 2017 and December 31, 2016.

Index
Note 4.  Intangible Assets

The Company amortizes intangible assets, which consist of purchased technologies that have estimated useful lives ranging from 1 to 6 years, using the straight-line method when the consumption pattern of the asset is not apparent. The Company reviews such assets for impairment whenever an impairment indicator exists and continually monitors events and changes in circumstances that could indicate carrying amounts of the intangible assets may not be recoverable. When such events or changes in circumstances occur, the Company assesses recoverability by determining whether the carrying value of such assets exceed the estimates of future undiscounted future cash flows expected to be generated by such assets. Should impairment exist, the impairment loss would be measured based on the excess carrying value of the asset over the asset’s estimated fair value. There was no impairment of intangible assets recorded for the nine months ended September 30, 2017.

Amortization of intangible assets and other for the three and nine months ended September 30, 2017 was zero and $16,000 respectively.  Amortization of intangible assets and other for the three and nine months ended September 30, 2016 was $267,000 and $801,000, respectively.

The following table summarizes the components of intangible assets (in thousands):

	Non- compete	Partner Relationships	Customer Base	Technology Rights	Tradenames	Indefinite Life Intangibles	Total
As of September 30, 2017
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

As of September 30, 2017, all intangible assets have been fully amortized with the exception of the indefinite-life intangibles.

Note 5. Other Accrued Liabilities

Other accrued liabilities consist of the following (in thousands):

	September 30, 2017	December 31, 2016
Accrued expenses	$999	$842
Self-insurance accruals	711	911
Customer deposits	—	556
Restructuring obligations	71	81
Other accrued liabilities	124	106
Total other accrued liabilities	$1,905	$2,496

Note 6. Stockholder’s Equity

Stock Options

The following table represents the stock option activity for the nine months ended September 30, 2017:

Index
	Number of Shares	Weighted Average Exercise Price per Share	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
Outstanding options at December 31, 2016	1,381,843	$5.88	4.95	$50
Granted	2,000	$2.57
Exercised	—	—
Forfeited	(966,751)	$6.03
Outstanding options at September 30, 2017	417,092	$5.50	6.03	$0
Options vested and expected to vest	405,254	$5.58	5.95	$0
Exercisable at September 30, 2017	267,171	$7.08	4.57	$0

The aggregate intrinsic value in the table above represents the total pre-tax intrinsic value that would have been received by the option holders had they all exercised their options on September 30, 2017.  This amount changes based on the fair market value of our stock.  The aggregate intrinsic value of options exercised under our stock option plans was zero during the three and nine months ended September 30, 2017, and zero during the three and nine months ended September 30, 2016.  Total fair value of options vested was $36,000 and $169,000 during the three and nine months ended September 30, 2017, respectively, and $270,000 and $689,000 during the three and nine months ended September 30, 2016, respectively.

At September 30, 2017, there was $135,000 of unrecognized compensation cost related to existing options outstanding which is expected to be recognized over a weighted average period of 2.1 years.

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

Employee Stock Purchase Plan

In the second quarter of 2011, to advance the interests of the Company and its stockholders by providing an incentive to attract, retain and reward eligible employees and by motivating such persons to contribute to the growth and profitability of the Company, the Company’s Board of Directors (the “Board”) and stockholders approved an ESPP and reserved 333,333 shares of our common stock for issuance effective as of May 15, 2011. The ESPP continues in effect for ten (10) years from its effective date unless terminated earlier by the Company. The ESPP consists of six-month offering periods during which employees may enroll in the plan.  The purchase price on each purchase date shall not be less than eighty‑five percent (85%) of the lesser of (a) the fair market value of a share of stock on the offering date of the offering period or (b) the fair market value of a share of stock on the purchase date.  During the nine months ended September 30, 2017, 14,542 shares were purchased under ESPP.

Restricted Stock Units

The following table represents RSU activity for the nine months ended September 30, 2017:

	Number of Shares	Weighted Average Grant-Date Fair Value per Share	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
Outstanding RSUs at December 31, 2016	351,921	$4.59	1.06	$908
Awarded	102,880	$2.43
Released	(151,886)	$3.41
Forfeited	(146,165)	$6.01
Outstanding RSUs at September 30, 2017	156,750	$3.00	0.95	$368

Index
At September 30, 2017, there was $203,000 of unrecognized compensation cost related to RSUs which is expected to be recognized over a weighted average period of 1.1 years.

Stock Repurchase Program

On April 27, 2005, our Board authorized the repurchase of up to 666,666 outstanding shares of our common stock.  As of September 30, 2017 the maximum number of shares remaining that can be repurchased under this program was 602,467.  The Company does not intend to repurchase shares without further approval from its Board.

Note 7. Restructuring Obligations and Charges

Severance

For the three and nine months ended September 30, 2017, the Company recorded $86,000 of severance and benefit related costs, included in restructuring costs in the condensed consolidated statement of operations, related to cost reduction efforts, principally in the Company’s subsidiary India office.  As of September 30, 2017, $57,000 of these costs have been paid and $29,000 of unpaid costs are included in accrued liabilities in the condensed consolidated balance sheet.

Relocation

For the three and nine months ended September 30, 2017, the Company recorded $42,000 of relocation costs included in restructuring related costs in the condensed consolidated statement of operations, related to the relocation of several employees from the Company’s subsidiary India office to US corporate headquarters.  As of September 30, 2017, none of these costs have been paid and $42,000 of remaining unpaid costs are included in accrued liabilities in the condensed consolidated balance sheet.

The Company expects the remaining $71,000 of relocation and severance obligations to be fully paid by December 31, 2017.

	Relocation	Severance	Total
Restructuring obligations, June 30, 2017	-	-	-
Restructuring costs incurred	42,000	86,000	128,000
Cash payments	-	(57,000)	(57,000)

Restructuring obligations, September 30, 2017	42,000	29,000	71,000

Index
ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Total revenue for the third quarter of 2017 decreased 3% year-over-year. Revenue from services decreased 3% year-over-year primarily due to the reduction of the Office Depot services program. Revenue from software and other, including new and expiring subscriptions, remained relatively flat year-over-year.

Cost of services for the third quarter of 2017 decreased 2% year-over-year primarily a result of lower employee and employee benefits related costs and lower consulting charges. Cost of software and other for the third quarter of 2017 was not significant in either period.  Total gross margin remained flat with the year-ago period at 23%.

Operating expenses for the third quarter of 2017 decreased 41% from the same period in 2016, primarily driven by a decrease in salary and employee related costs due to a decrease in headcount as a result of our cost reduction efforts initiated during the second half of 2016 somewhat offset by $128 thousand in restructuring charges associated with the down-sizing of our India operations incurred in the current period.

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

 Critical Accounting Policies and Estimates

In preparing our interim condensed consolidated financial statements, we make estimates, assumptions and judgments that can have a significant impact on our net revenue, operating income or loss and net income or loss, as well as on the value of certain assets and liabilities on our condensed consolidated balance sheet. We believe that the estimates, assumptions and judgments involved in the accounting policies described in Management’s Discussion and Analysis of Financial Condition and Results of Operations in Item 7 of our Annual Report on Form 10-K for the fiscal year ended December 31, 2016 have the greatest potential impact on our interim condensed consolidated financial statements, so we consider them to be our critical accounting policies and estimates.  There have been no significant changes in these critical accounting policies and estimates during the three and nine months ended September 30, 2017.

 RESULTS OF OPERATIONS

The following table sets forth the results of operations for the three and nine months ended September 30, 2017 and 2016 expressed as a percentage of total revenue:

Index
	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Revenue:
Services	91%	91%	91%	92%
Software and other	9	9	9	8
Total revenue	100	100	100	100

Costs of revenue:
Cost of services	77	76	77	81
Cost of software and other	0	1	1	1
Total cost of revenue	77	77	78	82
Gross profit	23	23	22	18
Operating expenses:
Research and development	4	9	6	9
Sales and marketing	4	9	5	11
General and administrative	13	17	16	22
Amortization of intangible assets and other	—	2	—	2
Restructuring	1	—	—	1
Total operating expenses	22	37	27	45

Income (loss) from operations	1	(14)	(5)	(27)

Interest and other income, net	1	0	1	0

Income (loss) from continuing operations, before income taxes	2	(14)	(4)	(27)

Income tax provision	—	—	—	—

Income (loss) from continuing operations, after income taxes	2	(14)	(4)	(27)

Income (loss) from discontinued operations, after income taxes	—	—	—	1

Net income (loss)	2%	(14)%	(4)%	(26)%

REVENUE

	Three Months Ended September 30,				Nine Months Ended September 30,
In thousands, except percentages	2017	2016	$ Change	% Change	2017	2016	$ Change	% Change

Services	$13,682	$14,163	$(481)	(3)%	$39,744	$43,055	$(3,311)	(8)%
Software and other	1,350	1,364	(14)	(1)%	4,085	3,998	87	1%
Total revenue	$15,032	$15,527	$(495)	(3)%	$43,829	$47,053	$(3,224)	(7)%

Services.  Services revenue consists primarily of fees for technology services generated from our partners.  We provide these services remotely, generally using service delivery personnel who utilize our proprietary technology to deliver the services. Services revenue is also comprised of licensing of our Support.com Cloud applications. Services revenue for the three months and nine months ended September 30, 2017 decreased by $0.5 million and $3.3 million, respectively, from the same periods in 2016.  These decreases were mainly due to Office Depot reducing some of the service programs that we offer to their in-store customers, which reduced call volumes and service incidents.  For the three months ended September 30, 2017, services revenue generated from our partnerships was $12.7 million compared to $13.2 million for the same period in 2016 and direct services revenue was $1.0 million for the three months ended September 30, 2017 and September 30, 2016.  For the nine months ended September 30, 2017, services revenue generated from our partnerships was $36.6 million compared to $40.1 million for the same period in 2016 and direct services revenue was $3.2 million compared to $3.0 million for the same period in 2016.  On July 28, 2017, Office Depot provided written notice of its intent not to renew the Professional Services Agreement between the Company and Office Depot dated July 26. 2007, and such Agreement terminated on September 30, 2017.  Revenue attributed to Office Depot, Inc. for 2016 was $8.9 million. Revenue attributed to Office Depot for the nine months ended September 30, 2017 was $2.9 million.  As with any market that is undergoing shifts, timing of downward pressures and growth opportunities in our services programs are difficult to predict. We are experiencing downward pressure with some of our services programs as PC and certain retail markets are seeing some seasonal or other sector specific softness.  However, we still see opportunity in the market for growth with our service partners as a result of the evolving support market trends.

Index
Software and other.  Software and other revenue is comprised primarily of fees for end-user software products provided through direct customer downloads, and, to a lesser extent, through the sale of these software products via partners. Software and other revenue for the three and nine months ended September 30, 2017 remained at approximately the same levels when compared with the same periods in 2016 reflecting a generally equal balance between new and expiring subscriptions.  For the three-month periods ended September 30, 2017 and 2016, revenue from software and other generated from our direct sales was $0.7 million for both periods and software and other revenue generated from our partnerships was $0.7 million and $0.7 million for each of the respective periods.    For the nine-month periods ended September 30, 2017 and 2016, revenue from software and other generated from our direct sales was $2.1 million and $2.2 million, respectively, and software and other revenue generated from our partnerships was $2.0.million and $1.8 million, respectively.

COST OF REVENUE

	Three Months Ended September 30,				Nine Months Ended September 30,
In thousands, except percentages	2017	2016	$ Change	% Change	2017	2016	$ Change	% Change

Cost of services	$11,559	$11,847	$(288)	(2)%	$33,760	$38,403	$(4,643)	(12)%
Cost of software and other	66	120	(54)	(45)%	252	377	(125)	(33)%
Total cost of revenue	$11,625	$1,967	$(342)	(3)%	$34,012	$38,780	$(4,768)	(12)%

Cost of services. Cost of services consists primarily of compensation costs and contractor expenses for people providing services, technology and telecommunication expenses related to the delivery of services and other personnel-related expenses in service delivery. Cost of services for the three months ended September 30, 2017 remained relatively stable at $11.6 million as compared to $11.8 million for the same period of 2016.  The decrease of $4.6 million in cost of services for the nine months ended September 30, 2017 compared to the same period in 2016 includes a decrease in compensation and benefits charges of $4.9 million and lower consulting and technology related charges of $0.5 million, offset by a $0.9 million increase of outside consulting costs primarily attributable to our Philippines operation.

Cost of software and other.  Cost of software and other fees consists primarily of third-party royalty and processing fees for our end-user software products.  Certain of these products were developed using third-party research and development resources, and the third party receives royalty payments on sales of products it developed. The decrease of $54,000 and $125,000 in cost of software and other for the three and nine months ended September 30, 2017, respectively, compared to the same periods in 2016 was mainly driven by lower 3rd party processing fees.

OPERATING EXPENSES

	Three Months Ended September 30,				Nine Months Ended September 30,
In thousands, except percentages	2017	2016	$ Change	% Change	2017	2016	$ Change	% Change

Research and development	$631	$1,336	$(705)	(53)%	$2,429	$4,464	$(2,035)	(46)%
Sales and marketing	$621	$1,463	$(842)	(58)%	$2,011	$5,401	$(3,390)	(63)%
General and administrative	$1,996	$2,703	$(707)	(26)%	$6,847	$10,186	$(3,339)	(33)%
Amortization of intangibles assets and other	$-	$267	$(267)	(100)%	$16	$801	$(785)	(98)%
Restructuring	$128	$-	$128	100%	$128	$423	$(295)	(70)%

Index
Research and development.  Research and development expense consists primarily of compensation costs, third-party consulting expenses and related overhead costs for research and development personnel. Research and development costs are expensed as they are incurred.  The decreases of $0.7 million and $2.0 million in research and development expense for the three and nine months ended September 30, 2017, respectively, compared to the same periods in 2016 were primarily the result of a decrease in salary and employee related expenses due to cost reduction efforts mainly related to the development of Support.com Cloud applications which also impacted travel, consulting and related stock compensation charges.

Sales and marketing.  Sales and marketing expense consists primarily of compensation costs of business development, program management and marketing personnel, as well as expenses for lead generation and promotional activities, including public relations, advertising and marketing.  The decrease of $0.8 million in sales and marketing expense for the three months ended September 30, 2017 compared to the same period in 2016 resulted from a decrease in salary and employee related expenses of $0.4 million and lower travel expenses of $0.1 million due to a decrease in headcount in connection with cost-reduction efforts, and lower third-party marketing program costs of approximately $0.3 million.  Similarly, the decrease of $3.4 million in sales and marketing expense for the nine months ended September 30, 2017 compared to the same period in 2016 resulted from a decrease in salary and employee related expenses of $1.9 million and lower travel expenses of $0.3 million due to a decrease in headcount in connection with cost-reduction efforts, and lower third-party marketing program costs of nearly $1.0 million.

General and administrative.  General and administrative expense consists primarily of compensation costs and related overhead costs for administrative personnel and professional fees for legal, accounting and other professional services. The decrease of $0.7 million in general and administrative expense for three months ended September 30, 2017 as compared to the year-ago period was the result of $0.6 million in lower headcount related charges, including stock compensation, and $0.1 million of lower facility costs including rent and utilities.  The decrease of $3.4 million in general and administrative expense for the nine months ended September 30, 2017 as compared to the same period a year ago were primarily the result of $1.8 million in lower headcount related  charges, including stock compensation, $1.3 million in lower professional services and reimbursement of stockholder expenses that were incurred in the 2016 period as a result of the proxy contest, and an additional $0.2 million lower costs related to facilities and technology support costs.

Amortization of intangible assets and other.  The decrease in amortization of intangibles assets and other of $0.3 million and $0.8 million for the three and nine months ended September 30, 2017, respectively, compared to the same periods in 2016 were primarily attributable to the Company’s intangible assets being fully amortized at the end of 2016 and early 2017.

Restructuring.  During the third quarter of 2017, the Company incurred restructuring charges of approximately $128,000 associated with the down-sizing of its Bangalore, India facilities.  These cost reductions were primarily headcount related and, to a lesser degree, attributable to property, plant and equipment.

During the second quarter of 2016, the Company implemented a cost reduction plan.  In connection with implementing the plan, we incurred one-time restructuring costs of $0.4 million.  The restructuring costs consisted of severance costs for terminated employees and contract termination costs.  Substantially all costs associated with the plan were completed during the second quarter of 2016.

INTEREST INCOME AND OTHER, NET

	Three Months Ended September 30,				Nine Months Ended September 30,
In thousands, except percentages	2017	2016	$ Change	% Change	2017	2016	$ Change	% Change

Interest income and other, net	$164	$124	$40	32%	$451	$383	$68	18%

Index
Interest income and other, net.  Interest income and other, net consists primarily of interest income on our cash, cash equivalents and short-term investments and was consistent between periods.

INCOME TAX PROVISION

	Three Months Ended September 30,				Nine Months Ended September 30,
In thousands, except percentages	2017	2016	$ Change	% Change	2017	2016	$ Change	% Change

Income tax (benefit) provision	$(36)	$44	$(80)	(182)%	$57	$132	$(75)	(57)%

Income tax provision.  The income tax provision is comprised of estimates of current taxes due in domestic and foreign jurisdictions. For the three and nine months ended September 30, 2017 and 2016, the income tax provision primarily consisted of state income tax and foreign taxes.

 LIQUIDITY AND CAPITAL RESOURCES

Total cash, cash equivalents and investments at September 30, 2017 and December 31, 2016 were $49.4 million and $53.4 million, respectively. The decrease in cash, cash equivalents and investments was primarily due to the use of cash in operating activities.

Operating Activities

Net cash used in operating activities was $4.1 million and $10.6 million for the nine months ended September 30, 2017 and 2016, respectively.  Net cash used in operating activities primarily reflects the net loss for the period, adjusted for non-cash items such as depreciation, amortization of premiums and discounts on investments, stock-based compensation expense and amortization of intangible assets, and changes in operating assets and liabilities.

Net cash used in operating activities was $4.1 million for the nine months ended September 30, 2017 and resulted primarily from a net loss for the period of $1.2 million adjusted for non-cash items totaling $855,000 offset by net changes in operating assets and liabilities of $3.7 million.  Adjustments for non-cash items primarily consisted of stock-based compensation expense of $295,000, amortization of intangible assets and other of $16,000, amortization of premiums and discounts on investments of $65,000, and depreciation of $479,000.  The changes in operating assets and liabilities primarily consisted of an increase in accounts receivable of $2.2 million and decreases of $292,000, $632,000, $585,000, $664,000 in accounts payable, accrued compensation, other accrued liabilities, and deferred revenue, respectively, offset by decreases of $572,000 in prepaid expenses and other current assets and $123,000 in other long-term assets.

Net cash used in operating activities of $10.6 million for the nine months ended September 30, 2016 resulted primarily from a net loss for the period of $12.5 million, adjusted for non-cash items totaling $3.4 million and changes in operating assets and liabilities of $1.5 million.  Adjustments for non-cash items primarily consisted of stock-based compensation expense of $1.8 million, amortization of intangible assets and other of $801,000, amortization of premiums and discounts on investments of $244,000, and depreciation of $530,000.  The changes in operating assets and liabilities primarily consisted of increases of $350,000 in accounts payable and $444,000 in deferred revenue and decreases in prepaid and other current assets of $122,000, offset by an increase in accounts receivable of $176,000 and decreases of $363,000, $1.5 million, and $324,000 in accrued compensation, other accrued liabilities, and other long-term liabilities, respectively.

Investing Activities

Net cash provided by (used in) investing activities was $8.3 million and $(1.3) million for the nine months ended September 30, 2017 and 2016, respectively.  Net cash provided by investing activities for the nine months ended September 30, 2017 was primarily due to purchases of property and equipment of $32,000 and purchases of investments of $14.9 million offset by maturities of investments of $23.3 million. Net cash used in investing activities for the nine months ended September 30, 2016 was primarily due to purchases of property and equipment of $481,000 and purchases of investments of $22.9 million, offset by maturities of investments of $22.1 million.

Index
Financing Activities

Net cash provided by (used in) financing activities was $25,000 and $(27,000) for the nine months ended September 30, 2017 and 2016, respectively. Net cash provided by financing activities for the nine months ended September 30, 2017 was from the proceeds of purchase of common stock under the Company’s ESPP of $27,000, offset by repurchases of common stock of $2,000.  Net cash used in financing activities for the nine months ended September 30, 2016 was from the proceeds of purchase of common stock under the Company’s ESPP of $45,000 offset by repurchase of common stock of $72,000.

Working Capital and Capital Expenditure Requirements

At September 30, 2017, we had stockholders’ equity of $56.6 million and working capital of $54.6 million. We believe that our existing cash balances will be sufficient to meet our working capital requirements, as well as our planned capital expenditures, for at least the next 12 months.

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

As of September 30, 2017, we held $28.1 million in short-term investments (excluding cash and cash equivalents), which consisted primarily of certificates of deposits, government debt securities, corporate notes and bonds, and commercial paper. The weighted average interest rate of our portfolio was approximately 1.13% at September 30, 2017. A decline in interest rates over time would reduce our interest income from our investments. A hypothetical 10% increase or decrease in interest rates, however, would not have a material impact on our financial condition.

Index
Impact of Foreign Currency Rate Changes

The functional currencies of our international operating subsidiaries are the local currencies. We translate the assets and liabilities of our foreign subsidiaries at the exchange rates in effect on the balance sheet date. We translate their income and expenses at the average rates of exchange in effect during the period. We include translation gains and losses in the stockholders’ equity section of our consolidated balance sheets. We include net gains and losses resulting from foreign exchange transactions in interest income and other in our consolidated statements of operations. Since we translate foreign currencies (primarily Canadian dollars and Indian rupees) into U.S. dollars for a small portion of our operations, currency fluctuations have had an immaterial impact on our consolidated statements of operations. We have both revenue and expenses that are denominated in foreign currencies. Neither a weaker or stronger U.S. dollar environment would have a material impact on our consolidated statement of operations. The historical impact of currency fluctuations on our consolidated statements of operations has generally been immaterial. As of September 30, 2017, we did not engage in foreign currency hedging activities.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended September 30, 2017 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Index
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

For the nine months ended September 30, 2017, Comcast accounted for 63% of our total revenue. For the twelve months ended December 31, 2016, Comcast and Office Depot accounted for 60% and 15%, respectively, of our revenues.  On July 28, 2017, Office Depot provided written notice of its intent not to renew the Professional Services Agreement between the Company and Office Depot dated July 26, 2007 and such Agreement will terminate on September 30, 2017.  Revenue attributed to Office Depot for 2016 was $8.9 million. Revenue attributed to Office Depot for the nine months ended September 30, 2017 was $2.9 million. The loss of these or other significant relationships, the change of the terms or terminations of our arrangements with any of these firms, the reduction or discontinuance of programs with any of these firms, or the failure of any of these firms to achieve their targets has in the past adversely affected, and could in the future adversely affect our business.  For example, we have experienced in past quarters, and may experience in future quarters, reductions in our call volume and revenue related to Comcast’s efforts to improve its Wireless Gateway customer experience.  Generally, the agreements with our partners do not require them to conduct any minimum amount of business with us, and therefore they have decided in the past and could decide at any time in the future to reduce or eliminate their programs or the use of our services in such programs. They may also enter into multi-sourcing arrangements with other vendors for services previously provided exclusively by us. Further, we may not successfully obtain new partners or customers. There is also the risk that, once established, our programs with these and other partners may take longer than we expect to produce revenue or may not produce revenue at all, and the revenue produced may not be profitable if the costs of performing under the program are greater than anticipated or the program terminates before up-front investments can be recouped. One or more of our key partners may also choose not to renew their relationship with us, discontinue certain programs, offer them only on a limited basis or devote insufficient time and attention to promoting them to their customers. Some of our key partners may prefer not to work with us if we also partner with their competitors. If any of these key partners merge with one of their competitors (as occurred with Office Depot and OfficeMax in 2013), all of these risks could be exacerbated.

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

Index
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

Index
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

Index
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

Index
ITEM 6.	EXHIBITS

10.1
Change Management Form, between Comcast and Company, signed August 10, 2017 (incorporated by reference to Exhibit 10.1 of the Company’s current report on Form 8-K filed with the SEC on August 23, 2017)

10.2
Change Management Form to Statement of Work 3, between Comcast and Company, signed August 10, 2017 (incorporated by reference to Exhibit 10.2 of the Company’s current report on Form 8-K filed with the SEC on August 23, 2017) (1)

10.3
Letter from BDO USA, LLP dated September 15, 2017 to the Securities and Exchange Commission (incorporated by reference to Exhibit 10.1 of the Company’s current report on Form 8-K filed with the SEC on September 18, 2017)

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

November 9, 2017	SUPPORT.COM, INC.

	By:	/s/ Richard Bloom
Richard Bloom
Interim President and Chief Executive Officer

Index
EXHIBIT INDEX TO SUPPORT.COM, INC.

QUARTERLY REPORT ON FORM 10-Q

FOR THE QUARTER ENDED SEPTEMBER 30, 2017

10.1
Change Management Form, between Comcast and Company, signed August 10, 2017 (incorporated by reference to Exhibit 10.1 of the Company’s current report on Form 8-K filed with the SEC on August 23, 2017)

10.2
Change Management Form to Statement of Work 3, between Comcast and Company, signed August 10, 2017 (incorporated by reference to Exhibit 10.2 of the Company’s current report on Form 8-K filed with the SEC on August 23, 2017) (1)

10.3
Letter from BDO USA, LLP dated September 15, 2017 to the Securities and Exchange Commission (incorporated by reference to Exhibit 10.1 of the Company’s current report on Form 8-K filed with the SEC on September 18, 2017)

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