Form 10-K
period 2017-12-31
Support.com, Inc.
filed 2018-03-22
CIK 1104855

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K
(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended December 31, 2017
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Transition Period from              to
Commission File No. 000-30901

SUPPORT.COM, INC.
(Exact Name of Registrant as Specified in Its Charter)
Delaware	94-3282005
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

1200 Crossman Avenue, Suite 210, Sunnyvale, CA	94089
(Address of Registrant’s Principal Executive Offices)	(Zip Code)
Registrant’s telephone number including area code: (650) 556-9440

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock, $.0001 par value	The NASDAQ Global Select Market
Preferred Stock Purchase Rights	The NASDAQ Global Select Market

Securities registered pursuant to Section 12(g) of the Act: NONE

Indicate by check mark if registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐  No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Sction 15(d) of the Act. Yes ☐  No ☒

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒  No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of "large accelerated filer," "accelerated filer," "smaller reporting company," and "emerging growth company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☒

Emerging growth company ☐

(Do not check if a smaller reporting company)

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☒

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).Yes  ☒    No  ☐

The aggregate market value of the registrant’s common stock held by non-affiliates was $43,362,215 as of June 30, 2017.  Shares of common stock held by each executive officer, director, and stockholder known by the registrant to own 10% or more of the outstanding stock based on Schedule 13G filings and other information known to us, have been excluded since such persons may be deemed affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

As of February 28, 2018, there were 18,728,912 shares of the registrant’s common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Part III, Items 10 (as to directors, section 16(a) beneficial ownership and audit committee and audit committee financial expert), 11, 12 (as to beneficial ownership), 13 and 14 incorporate by reference information from the registrant’s definitive proxy statement (the “Proxy Statement”) to be mailed to stockholders in connection with the solicitations of proxies for its 2018 annual meeting of stockholders. Except as expressly incorporated by reference, the registrant’s Proxy Statement shall not be deemed to be part of this report.

SUPPORT.COM, INC.
FORM 10-K
FOR FISCAL YEAR ENDED DECEMBER 31, 2017

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

Overview

Technology has become an essential feature of the modern life. Personal computers, printers, tablets, smartphones, digital cameras, connected entertainment systems, home automation and other smart home appliances have become ubiquitous. Each year, these products become more feature-rich, offering many new capabilities. Consumers and small and medium-sized businesses (“SMBs”) now depend on such technology for “must-have” information, communication and entertainment as well as for tasks and activities of their daily lives.

Technology has also become increasingly connected, with networks now commonplace in the home as well as the office, and with the Internet of Things (“IoT”) adding a diverse array of devices that monitor, track and automate the physical world. At the same time, technology has become increasingly mobile, with anytime/anywhere access to voice, data, video and applications becoming commonplace.

The complexity of this environment creates challenges. For customer support organizations it results in more difficult problems to solve, often including the need to support third-party products. The growth in the number and range of electronic devices, the increasingly connected nature of these devices, and the related complex ecosystem compels customer support organizations to use modern tools and analytics to fundamentally transform how interactive support is delivered.

Support.com, Inc. provides turnkey customer support programs and cloud based software for technology support organizations.  Support.com is the choice of leading communications providers, top retailers, and other important brands in software, consumer and business electronics, and connected technology to provide outsourced support services to their customers or software-as-a-service (“SaaS”) solutions to their internal support organizations.

Support.com is the leading technology support company offering a full “Spectrum of Support,” ranging from intuitive self-help diagnostic and solution tools known as “Guided Paths®”, to chats or calls with live, professionally trained U.S. based technology support agents.  Guided Paths® help consumers solve the most common technology issues on their own, and are ideal for consumers that prefer accessing curated self-help before contacting a support agent.  For problems requiring additional assistance, our platform enables consumers to immediately reach an agent via chat or phone call.  By including robust and effective self-help in our turnkey support programs, we are able to offer our customers a lower-cost solution to customer support than models based entirely off of personal agent interaction while simultaneously improving the consumer support experience.

Our objective is to become the leading technology support provider utilizing innovative self-help through the ongoing creation and refinement of our Guided Paths®, the software included in our Support.com Cloud offering and the service of professionally trained U.S.-based agents.  We offer our turnkey, outsourced support services for service providers, retailers, consumer electronics brands and warranty providers, Internet of Things (“IoT”) solution providers and other technology companies. Our customer support services programs are designed for both the consumer and SMB markets, and include pre-purchased concierge advice, device set-up, trouble shooting, security and support, virus and malware removal, wireless network set-up, and home security and automation system support. Most of our customer support specialists work from their homes rather than in brick-and-mortar facilities. We are compensated for our services on a per-incident, per-subscription or labor rate basis.

Our Support.com Cloud offering is a software-as-a-service (“SaaS”) solution for companies to optimize support interactions with their customers using their own or third party support personnel. The solution enables companies to quickly resolve complex technology issues for their customers, boosting support agent productivity, providing ease of use for customer self-service, and dramatically improving the customer support experience.

Our Support Service Programs

Support.com® support services are distributed through partners, using the partner’s brand or in referral programs using the Support.com® brand.  Partners include broadband providers, retailers, original equipment manufacturers (“OEMs”), software providers, internet services providers and warranty providers.  The services programs include access to our library of Guided Paths®; one-time services (“incidents”), subscriptions, and bundled components of broader offerings.

For connected home technology and automation systems, we offer a complete range of services to help customers select, set up, configure and use new systems, including helping consumers personalize system settings to meet specific lifestyle needs.

We offer a variety of troubleshooting, installation, set-up and enablement services for computers, peripherals, mobile devices and gaming systems and their connectivity. We identify, diagnose and repair technical problems, including issues associated with viruses, spyware, and other forms of malware, connectivity issues, and issues with software applications.  We create new user accounts, configure automatic system updates, remove unnecessary trial software, connect devices to the cloud, find and install applications, and synchronize data among devices. These services cover a wide variety of devices, regardless of manufacturer. Support is provided for devices including personal computer, laptops, tablets, mobile devices, gaming systems and other connected devices.  Our smartphone and tablet services include configuring mobile devices for wireless network (WiFi) access, setting up email, and educating customers on how to browse the Internet and install apps. We secure and repair problems with wireless networks. We configure, connect and establish secure connections among computers, the wireless network and supported devices.  We provide outsourced IT services to SMBs including technology assessments, equipment and service selection, procurement, installation, monitoring and ongoing support for customer’s networking, backup, mobile, telephony, server, software, license management and other technology needs.

We deliver our services using our proprietary agent facing and consumer self-help diagnostic tools known as Guided Paths® and technology support specialists who work from their homes rather than in brick and mortar facilities. Our library of Guided Paths® is constantly growing and under refinement as new devices and systems enter the market or receive software updates.  Our technology specialists are recruited, tested, hired and trained on a virtual basis using proprietary methods and remote technology. We also utilize contract labor in our service programs.

Our Support.com Cloud Offering

Our cloud-based software is the Company’s offering in the Support Interaction Optimization (SIO) space. Support.com Cloud is a SaaS offering that provides significant levels of automation and analytics that enable companies to deliver superior customer support issue resolution while improving both the customer experience and operational performance. Based on insights from supporting millions of connected technology transactions annually, our software architecture is designed to enable resolving problems in a consistent manner by using proprietary, automated workflow while capturing rich data for service delivery optimization. Flexible architecture means that companies can take advantage of additional functionality as their business requirements change, and can add richer analytics, marketing and subscription management, and third-party applications to resolve issues.

Key features of our Support.com Cloud offering include:

Smart Guidance. Guided Paths® codify the organization’s best practices and ensures that agents and customers get the right guidance at the right time to help resolve customer problems. Guided Paths go beyond knowledge articles and decision trees to gather contextual information and pertinent device data and to automate time-consuming, multi-step activities in ways that lead to effective and consistent problem resolution and satisfied customers.

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

Data and Analytics.  Our cloud-based data architecture can bring “Big Data” benefits to technology support, delivering business insights from rich data captured during service delivery and enabling organizations to track program performance and identify potential issues and inefficiencies.

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

Our principal software products include products designed for malware protection and removal (SUPERAntiSpyware®) and personal computer, smartphone and tablet maintenance and optimization (Cosmos®).

Sales and Marketing

Technology Support Services.   We sell our services principally through partners. Our partners include leading communication providers, retailers, warranty providers and technology companies. We acquire partners through our business development organization, and we support partners through our account management organization.  Our partnerships typically begin with a pilot phase and can take several weeks to more than a year to progress to a broader roll-out. We typically wholesale services to our partners on a per-incident, per-subscription or labor rate basis and our partners bundle our services with their own to their customers – consumers and SMBs.  In these partnerships, the services are generally sold under the partner’s brand.

Support.com Cloud Offering.  We license Support.com Cloud applications separately from support services provided by our customer support specialists.  In such an arrangement, customers receive the right to use our cloud-based software in their own support organization, using a SaaS model under which customers pay us on a per-user or a per-session basis during the term of the arrangement. We also provide implementation services to customers, typically covering integration of our software with other customer’s systems. We charge for these services on a time-and-materials basis or as part of a fixed-fee package.

We acquire Support.com Cloud customers through our direct sales channel, which uses a variety of Internet-based lead generation strategies and industry presence marketing to drive demand.  We also acquire customers through our partner channels.

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

Research and Development

We maintain dedicated research and development teams in Sunnyvale, California, and Eugene, Oregon. Research and development expense was $3.0 million in 2017 and $5.6 million in 2016.

We have developed, maintain, and continue to improve proprietary, market-leading, cloud-based technologies that are essential to our business. We focus our investment in research and development across the following major areas: the creation and refinement of our Guided Paths® library; solutions for support interaction optimization; endpoint applications and other extensions to gather data to assist support interactions and allow remote support when necessary; business analytics and reporting; open application interfaces; and internal service delivery management tools.

Our SaaS technology includes Guided Paths® automated workflows, remote control of customer devices, automated device and systems data collection, and business analytics.

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

With respect to partnerships for our technology support services, our competitors include privately-held companies focused on premium technology services, providers of electronics warranties, emerging IoT technology support providers, global business process outsourcing providers or contact centers focused on technical support and other companies who offer technical support through partners. We believe the principal competitive factors in our services market include: pricing; breadth and depth of service offerings; quality of the customer experience; proprietary technology; time to market; account management; vendor reputation; scale; and financial resources.

With respect to licenses of our Support.com Cloud offering, our competitors include companies focused on service desk, knowledge management, remote support and IT process automation. We believe the principal competitive factors in the Support Interaction Optimization (“SIO”) space include breadth and depth of functionality; ease of implementation; performance; scalability; pricing; vendor reputation; financial resources; and customer support.  We believe that our Support.com Cloud offering can compete favorably because it provides an integrated solution for SIO that covers different areas of functionality required by customers.

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

Employees

As of December 31, 2017, we had 1,776 employees, of whom 1,688 were work-from-home agents and 88 were corporate employees. In addition to our work-from-home employees, we also use contract labor.  None of our employees are covered by collective bargaining agreements.

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

Our telephone number is 650-556-9440 and our website address is www.support.com.  The information contained on our website does not form any part of this Annual Report on Form 10-K. However, we make available, free of charge through our website, our annual reports on Form 10-K, our quarterly reports on Form 10-Q and our current reports on Form 8-K filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934 as soon as reasonably practicable after we electronically file this material with, or furnish it to, the SEC. In addition, we also make available on https://www.support.com/about-us/investor-relations/corporate-governance/our Code of Ethics and Business Conduct for Employees, Officers and Directors. This Code is also available in print without charge to any person who requests it by writing to:

Support.com, Inc.

Investor Relations

1200 Crossman Ave, Ste 210

Sunnyvale, CA 94089

ITEM 1A.	RISK FACTORS.

This report contains forward-looking statements regarding our business and expected future performance as well as assumptions underlying or relating to such statements of expectation, all of which are “forward looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. We are subject to many risks and uncertainties that may materially affect our business and future performance and cause those forward-looking statements to be inaccurate. Words such as “expects,” “anticipates,” “intends,” “plans,” “believes,” “forecasts,” “estimates,” “seeks,” “may result in,” “focused on,” “continue to,” “on-going” and similar expressions often identify forward-looking statements. In this report, forward-looking statements include, without limitation, statements regarding the following:

●	Our expectations regarding revenues, cash flows, expenses, including cost of revenue, sales and marketing, research and development efforts, and administrative expenses, and profits;

●	Our expectations regarding partners, renewal of contracts with these partners and the anticipated timing and magnitude of revenue from programs with these partners;

●	Our ability to successfully license, implement and support our Support.com Cloud offering;

●	Our expectations regarding sales of our end-user software products, and our ability to source, develop and distribute enhanced versions of these products;

●	The market appeal and efficacy of our Guided Paths® self-help solution and diagnostic tools;

●	Our ability to expand and diversify our customer base;

●	Our ability to attract and retain qualified management and employees;

●
Our ability to hire, train, manage and retain customer support specialists in a home-based model in quantities sufficient to meet forecast requirements and in a cost-effective manner, and our ability to continue to enhance the flexibility of our staffing model;

●	Our ability to adapt to changes in the market for customer support services;

●	Our expectations regarding unit volumes, pricing and other factors in the market for computers and other technology devices, and the effects of such factors on our business;

●	Our expectations regarding the results of pending, threatened or future litigation;

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

Because a small number of partners have historically accounted for, and for the foreseeable future will account for, the substantial majority of our revenue, under-performance of specific programs or loss of certain partners or programs could continue to reduce our revenue substantially.

For the three months and twelve months ended December 31, 2017, Comcast accounted for 69% and 65% of our total revenue, respectively.  The loss of this or other significant relationships, the change of the terms or terminations of our arrangements with any of these firms, the reduction or discontinuance of programs with any of these firms, or the failure of any of these firms to achieve their targets has in the past adversely affected, and could in the future adversely affect our business.  Generally, the agreements with our partners do not require them to conduct any minimum amount of business with us, and therefore they have decided in the past and could decide at any time in the future to reduce or eliminate their programs or the use of our services in such programs. They may also enter into multi-sourcing arrangements with other vendors for services previously provided exclusively by us. Further, we may not successfully obtain new partners or customers. There is also the risk that, once established, our programs with these and other partners may take longer than we expect to produce revenue or may not produce revenue at all, and the revenue produced may not be profitable if the costs of performing under the program are greater than anticipated or the program terminates before up-front investments can be recouped. One or more of our key partners may also choose not to renew their relationship with us, discontinue certain programs, offer them only on a limited basis or devote insufficient time and attention to promoting them to their customers. Some of our key partners may prefer not to work with us if we also partner with their competitors. If any of these key partners merge with one of their competitors, all of these risks could be exacerbated.

Each of these risks could reduce our sales and have a material adverse effect on our operating results.

Our business is based on a relatively new and evolving business model.

We are executing a plan to grow our business by providing customer support services, creating a robust, timely and innovative library of Guided Path® self-support tools, licensing our Support.com Cloud application, and providing end-user consumer software products. We may not be able to offer these services and software products successfully. Our customer support specialists are generally home-based, which requires a high degree of coordination and quality control of employees working from diverse and remote locations. We expect to invest cash generated from our existing business to support our growth initiatives. Our investments, which typically are made in advance of revenue, may not yield increased revenue to offset these expenses. As a result of these factors, the future revenue and income potential of our business is uncertain. Any evaluation of our business and our prospects must be considered in light of these factors and the risks and uncertainties often encountered by companies in our stage of development. Some of these risks and uncertainties relate to our ability to do the following:

●	Maintain our current relationships and service programs, and develop new relationships, with service partners and licensees of our Support.com Cloud offering on acceptable terms or at all;

●	Reach prospective customers for our software products in a cost-effective fashion;

●	Reduce our dependence on a limited number of partners for a substantial majority of our revenue;

●	Successfully license and grow our revenue related to our Support.com Cloud offering;

●	Manage our employees and contract labor efficiently and effectively;

●	Maintain gross and operating margins;

●	Match staffing levels with demand for services and forecast requirements;

●	Obtain bonuses and avoid penalties in contractual arrangements;

●	Operate successfully in a time-based pricing model;

●	Operate effectively in the SMB market;

●	Successfully introduce new, and adapt our existing, services and products for consumers and businesses;

●	Respond effectively to changes in the market for customer support services;

●	Realize benefits of any acquisitions we make;

●	Adapt to changes in the markets we serve;

●	Adapt to changes in our industry, including consolidation;

●	Respond to government regulations relating to our current and future business;

●	Manage and respond to present, threatened, and future litigation; and

●
Manage and respond to present, threatened or future government investigations and audits, including, without limitation, those audits and investigations described in Item 3 Legal Proceedings of this report.

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

Several factors that have contributed or may in the future contribute to fluctuations in our operating results include:

●	The performance of our partners;
●	Change, or reduction in or discontinuance of our principal programs with partners;
●	Our reliance on a small number of partners for a substantial majority of our revenue;
●	Our ability to successfully license and grow revenue related to our
●	Guided Paths®, Support.com Cloud and our service offerings;
●	The timing and ability to sell;
●	The availability and cost-effectiveness of advertising placements for our software products and our ability to respond to changes in the advertising markets in which we participate;
●	The efficiency and effectiveness of our technology specialists;
●	Our ability to effectively match staffing levels with service volumes on a cost-effective basis;
●	Our ability to manage contract labor;
●
Our ability to hire, train, manage and retain our home-based customer support specialists and enhance the flexibility of our staffing model in a cost-effective fashion and in quantities sufficient to meet forecast requirements;

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

If we fail to attract, train and manage our consumer support specialists in a manner that meets forecast requirements and provides an adequate level of support for our customers, our reputation and financial performance could be harmed.

Our business depends in part on our ability to attract, manage and retain our customer support specialists and other support personnel. If we are unable to attract, train and manage in a cost-effective manner adequate numbers of competent specialists and other support personnel to be available as service volumes vary, particularly as we seek to expand the breadth and flexibility of our staffing model, our service levels could decline, which could harm our reputation, result in financial losses under contract terms, cause us to lose customers and partners, and otherwise adversely affect our financial performance. Our ability to meet our need for support personnel while controlling our labor costs is subject to numerous external factors, including the level of demand for our products and services, the availability of a sufficient number of qualified persons in the workforce, unemployment levels, prevailing wage rates, changing demographics, health and other insurance costs, including managing costs under our self-funded health insurance program which can vary substantially each reporting period, and the cost of compliance with labor and wage laws and regulations. In the case of programs with time-based pricing models, the impact of failing to attract, train and manage such personnel could directly and adversely affect our revenue and profitability. Although our service delivery and communications infrastructure enables us to monitor and manage customer support specialists remotely, because they are typically home-based and geographically dispersed, we could experience difficulties meeting services levels and effectively managing the costs, performance and compliance of these customer support specialists and other support personnel. Any problems we encounter in effectively attracting, managing and retaining our customer support specialists and other support personnel could seriously jeopardize our service delivery operations and our financial results.

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

Disruptions in our information technology and service delivery infrastructure and operations could impair the delivery of our services and harm our business.

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

Our corporate headquarters is located in Sunnyvale, California, where we sublease an office facility of approximately 6,283 square feet.  The sublease agreement will expire on March 31, 2018. We are in the process of renewing the new lease and evaluating an expansion of our corporate headquarters to support the growth of the business.  We also lease office facilities in Eugene, Oregon (for which the lease agreement was expired on December 31, 2017 and we have renewed the 3-year terms from January 1, 2018 to December 31, 2020.  We also leased an office in Louisville, Colorado for which the lease agreement expired on January 31, 2017 and is being renewed with a maximum 90 day commitment. In addition, we lease office space in Manila, Philippines for which the lease will expire on May 15, 2018.

ITEM 3.	LEGAL PROCEEDINGS.

On October 11, 2016 the Wage and Hour Division of the U.S. Department of Labor (“DOL”) notified the Company that it would be conducting an audit of the Company relating to compliance with the Fair Labor Standards Act (“FLSA”).  The DOL indicated that the focus of the audit is directed to compliance with overtime requirements related to our customer support specialists who work from home providing customer support services.  The audit commenced on October 20, 2016 and was resolved by settlement agreement on January 18, 2018.  Pursuant to the settlement agreement, as of December 31, 2017, the Company accrued $30,000 in back wages and related liquidated damages to some of our current and former employees.

On December 20, 2016 the Federal Trade Commission (“FTC”) issued a Civil Investigative Demand, or CID, to the Company requiring the Company to produce certain documents and materials and to answer certain interrogatories relating to PC Healthcheck, a software program provided by the Company to certain third parties prior to December 31, 2016. Since issuing the CID, the FTC has sought additional written and testimonial evidence from the Company.  The Company has cooperated with the investigation from its inception and provided all of the requested information.  On March 9, 2018, the FTC notified the Company that the FTC was willing to engage in settlement discussions.  At this time it is difficult to predict the timing, and the likely outcome, of these matters.   The possible range of outcomes include the filing by the FTC of a contested civil complaint and further discussions leading to a settlement which would likely include a monetary payment and injunctive and other relief.  If discussions with the FTC do not progress to a mutually agreeable outcome, it is likely that litigation will ensue.  Although we are confident in our legal position, litigation outcomes by their very nature are difficult to predict and there can be no assurance of a particular outcome.  The outcome of these matters with the FTC, whether by mutual resolution or through litigation, could have a material adverse impact on the Company’s business operations, its results of operations or its financial condition.  The Company is currently unable to estimate a range of potential loss, if any, and has not accrued any amounts with respect to any potential monetary payments relating to this matter. Legal costs associated with this action may be material and will be expensed as incurred.

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

Guarantees

We have identified guarantees in accordance with ASC 450, Contingencies. This guidance stipulates that an entity must recognize an initial liability for the fair value, or market value, of the obligation it assumes under the guarantee at the time it issues such a guarantee, and must disclose that information in its interim and annual financial statements. We have entered into various service level agreements with our partners, in which we may guarantee the maintenance of certain service level thresholds. Under some circumstances, if we do not meet these thresholds, we may be liable for certain financial costs. We evaluate costs for such guarantees under the provisions of ASC 450. We consider such factors as the degree of probability that we would be required to satisfy the liability associated with the guarantee and the ability to make a reasonable estimate of the resulting cost. We incurred zero costs as a result of such obligations during the years ended December 31, 2017 and 2016. We have not accrued any liabilities related to such obligations in the consolidated financial statements as of December 31, 2017 and 2016.

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

Market of Common Stock

Our common stock has been traded publicly on the Nasdaq Global Select Market (“Nasdaq”) under the symbol “SPRT” since July 19, 2000. Before July 19, 2000, there was no public market for our common stock. The following table sets forth the highest and lowest sale price of our common stock for the quarters indicated:

	Low	High
Fiscal Year 2017:
First Quarter	$1.89	$2.64
Second Quarter	$2.07	$2.63
Third Quarter	$2.01	$2.48
Fourth Quarter	$2.22	$2.61
Fiscal Year 2016:
First Quarter	$2.10	$3.18
Second Quarter	$2.16	$3.00
Third Quarter	$2.37	$2.94
Fourth Quarter	$1.98	$2.61

Holders of Record

As of February 28, 2018, there were approximately 88 holders of record of our common stock (not including beneficial holders of stock held in street name).

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

Stock Price Performance Graph

The following graph illustrates a comparison of the cumulative total stockholder return (change in stock price plus reinvested dividends) of the Company’s Common Stock and the CRSP Total Return Index for the Nasdaq U.S. Stocks (the “Nasdaq Composite Index”) and Nasdaq Computer and Data Processing Services Index from December 31, 2011 through December 31, 2017.  The graph assumes that $100 was invested on December 31, 2011 in us, the Nasdaq Composite Index and the Nasdaq Computer and Data Processing Services Index and that all dividends were reinvested. No cash dividends have been declared or paid on our common stock. Our common stock has been traded on the Nasdaq since July 19, 2000. The comparisons in the table are required by the SEC and are not intended to forecast or be indicative of possible future performance of our common stock.

COMPARISON OF CUMULATIVE TOTAL RETURN AMONG
SUPPORT.COM, INC.,
THE NASDAQ COMPOSITE INDEX, AND
THE NASDAQ COMPUTER INDEX

CUMULATIVE TOTAL RETURN AT PERIOD END

	12/30/11	12/31/12	12/31/13	12/31/14	12/31/15	12/31/16	12/31/17
Support.com, Inc.	$100.00	$185.33	$168.44	$93.78	$44.89	$38.22	$35.85
Nasdaq Composite Index	$100.00	$115.91	$160.32	$181.80	$192.21	$206.63	$264.99
Nasdaq Computer Index	$100.00	$112.48	$148.41	$177.91	$189.02	$212.21	$294.48

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

Support.com is a leading provider of customer support services, end user software, and cloud-based software.  In June 2009, we sold our legacy Enterprise software business to Consona Corporation and focused our efforts purely on the consumer and SMB markets for technology services, and our Support.com Cloud offering.  Therefore, our audited consolidated financial statements, accompanying notes and other information provided in this Form 10-K reflect the Enterprise business as a discontinued operation for all periods presented in accordance with ASC 360, Accounting for the Impairment or Disposal of Long-Lived Assets.  The Company currently reports its operations as a single operating segment.

The information set forth below is not necessarily indicative of results of future operations and should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the consolidated financial statements and related notes included in Items 7 and 8 of Part II of this Report.

	Year Ended December 31,
	2017	2016	2015

Consolidated Statements of Operations Data:
Revenue:
Services	$54,670	$56,311	$72,151
Software and other	5,451	5,349	5,182
Total revenue	60,121	61,660	77,333
Cost of revenue:
Cost of services	47,101	50,245	61,439
Cost of software and other	287	486	536
Total cost of revenue	47,388	50,731	61,975
Gross profit	12,733	10,929	15,358
Operating expenses:
Research and development	3,033	5,577	6,957
Sales and marketing	2,425	6,671	8,545
General and administrative	8,696	12,958	13,011
Amortization of intangible assets and other	16	1,028	1,069
Goodwill impairment	—	—	14,240
Restructuring	128	1,146	—
Total operating expenses	14,298	27,380	43,822
Income (loss) from operations	(1,565)	(16,451)	(28,464)
Interest income and other, net	643	518	430
Income (loss) from continuing operations, before income taxes	(922)	(15,933)	(28,034)
Income tax provision (benefit)	604	307	(965)
Income (loss) from continuing operations, after income taxes	(1,526)	(16,240)	(27,069)

Income from discontinued operations, after income taxes	—	284	28
Net income (loss)	$(1,526)	$(15,956)	$(27,041)
Basic earnings (loss) per share:
Continuing operations, after income taxes	$(0.08)	$(0.88)	$(1.49)
Discontinued operations, after income taxes	0.00	0.01	0.00
Basic net earnings (loss) per share	$(0.08)	$(0.87)	$(1.49)
Diluted earnings (loss) per share:
Continuing operations, after income taxes	$(0.08)	$(0.88)	$(1.49)
Discontinued operations, after income taxes	0.00	0.01	0.00
Diluted net earnings (loss) per share	$(0.08)	$(0.87)	$(1.49)
Shares used in computing per share amounts:
Basic	18,644	18,409	18,182
Diluted	18,644	18,409	18,182

	December 31,
	2017	2016	2015

Consolidated Balance Sheet Data:
Cash, cash equivalents and investments	$49,233	$53,409	$65,734
Working capital	$54,989	$54,873	$67,873
Total assets	$64,353	$67,229	$81,492
Long-term obligations	$898	$607	$792
Accumulated deficit	$(203,996)	$(202,470)	$(186,514)
Total stockholders’ equity	$56,458	$57,308	$71,346

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

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

Overview

Support.com is a leading provider of tech support and turnkey support center services, producer of SUPERAntiSpyware® anti-malware products, and the maker of Support.com® software. Our technology support services programs help leading brands create new revenue streams and deepen customer relationships. We offer turnkey, outsourced support services for service providers, retailers and technology companies. Our technology support services programs are designed for both the consumer and small and medium business (“SMB”) markets, and include computer and mobile device set-up, security and support, virus and malware removal, wireless network set-up, and home security and automation system support. Our Support.com Cloud offering is a SaaS solution for companies to optimize support interactions with their customers using their own or third party support personnel. The solution enables companies to quickly resolve complex technology issues for their customers, boosting agent productivity and dramatically improving the customer experience.

Total revenue for the year ended December 31, 2017 decreased by $1.5 million, or 2%, from 2016. Revenue from services for the year ended 2016 decreased by $15.8 million, or 22%, from 2015. The decrease in service revenue was primarily due to an increase in the billable hours of Comcast offset by the significant decrease in revenue from Office Depot due to the termination of Professional Service Agreement between us and Office Depot in September, 2017.  Revenue from software and other increased by $0.1 million, or 2%, from 2016 primarily due to new subscriptions exceeding expiring subscriptions.

Cost of services for the year ended December 31, 2017 decreased by $3.1 million or 6% from 2016 and was mainly driven by lower compensation and benefit cost and consulting and technology charges for 2017.  Cost of software and other for the year ended December 31, 2017 decreased by $0.2 million or 41% year-over-year principally due to reduction in credit card processing fees related to our Call Center Services.  Total gross margin increased from 18% to 21% year-over-year which was primarily attributable to lower employee benefit costs associated with our self-insured medical insurance plan and consulting and technology related charges.

Operating expenses for the year ended December 31, 2017 decreased by $13.1 million or 48% from 2016.  The decrease is primarily related to lower research and development costs of $2.5 million, lower sales and marketing costs of $4.2 million, a decrease in general and administration costs of $4.3 million, all of which are due lower headcount in connection with cost reduction efforts during 2017, which decreased compensation and benefits related expenses, stock compensation, travel, and consulting expenses and a decrease in amortization of intangibles assets and other of $1.0 million attributable to the Company’s intangible assets being fully amortized at the end of 2016 and early 2017. Also contributing to the year-over-year decrease were restructuring costs of $1.1 million in 2016 as compared with $0.1 million in 2017.

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

Critical Accounting Policies and Estimates

In preparing our consolidated financial statements in conformity with generally accepted accounting principles in the United States, we make assumptions, judgments and estimates that can have a significant impact on our revenue and operating results, as well as on the value of certain assets and liabilities on our consolidated balance sheet. We base our assumptions, judgments and estimates on historical experience and various other factors that we believe to be reasonable under the circumstances. Actual results could differ materially from these estimates under different assumptions or conditions. On a regular basis we evaluate our assumptions, judgments and estimates and make changes accordingly. We believe that the assumptions, judgments and estimates involved in the accounting for revenue recognition, fair value measurements, purchase accounting in business combinations, self-insurance accruals, accounting for intangible assets, stock-based compensation and accounting for income taxes have the greatest potential impact on our consolidated financial statements, so we consider these to be our critical accounting policies. We discuss below the critical accounting estimates associated with these policies. For further information on the critical accounting policies, see Note 1 of our Notes to Consolidated Financial Statements.

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

Accounting for Intangible Assets

We test goodwill for impairment annually on September 30 and whenever events or changes in circumstances indicate that the carrying value of the asset may not be recoverable.  Consistent with our assessment that we have only one reporting segment, we test goodwill for impairment at the entity level. We test goodwill using the two-step process. In the first step, we compare the carrying value of the reporting unit to the fair value based on quoted market prices of our common stock. If the fair value of the reporting unit exceeds the carrying value, goodwill is not considered impaired and no further testing is required. If the carrying value exceeds the fair value, goodwill is potentially impaired and the second step of the impairment test must be performed. In the second step, we compare the implied fair value of the goodwill, to the carrying value to determine the impairment loss, if any.

We assess the impairment of identifiable intangible assets whenever events or changes in circumstances indicate that the carrying value may not be recoverable. An impairment loss would be recognized when the sum of the future net cash flows expected to result from the use of the asset and its eventual disposition is less than its carrying value. As of December 31, 2017, we determined that there was no triggering event which caused the impairment of identifiable intangible assets.

If our estimates regarding future cash flows derived from such assets were to change, we may record an impairment charge to the value of these assets.  Such impairment loss would be measured as the difference between the carrying value of the asset and its fair value.

Stock-Based Compensation

We account for stock-based compensation in accordance with the provisions of ASC 718, Compensation - Stock Compensation. Under the fair value recognition provisions of ASC 718, stock-based compensation cost is estimated at the grant date based on the fair value of the award and is recognized as expense ratably over the requisite service period of the award. We estimate the fair value of stock-based awards on the grant date using (i) the Black-Scholes-Merton option-pricing model for service-based stock options and (ii) the quoted prices of the Company’s common stock for restricted stock units. Determining the appropriate fair value model and calculating the fair value of stock-based awards requires judgment, including estimating stock price volatility, forfeiture rates and expected life. If any of these assumptions used in the option-pricing models change, our stock-based compensation expense could change on our consolidated financial statements.

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

Results of Operations

The following table presents certain Consolidated Statements of Operations data for the periods indicated as a percentage of total revenue:

	Year Ended December 31,
	2017	2016
Revenue:
Services	91%	91%
Software and other	9	9
Total revenue	100	100
Cost of revenue:
Cost of services	78	81
Cost of software and other	1	1
Total cost of revenue	79	82
Gross profit	21	18
Operating expenses:
Research and development	5	9
Sales and marketing	4	11
General and administrative	14	21
Amortization of intangible assets and other	0	2
Impairment of goodwill	—	—
Restructuring	1	2
Total operating expenses	24	45
Income (loss) from operations	(3)	(27)
Interest income and other, net	1	1
Income (loss) from continuing operations, before income taxes	(2)	(26)
Income tax provision	(1)	—
Income (loss) from continuing operations, after income taxes	(3)	(26)
Income from discontinued operations, after income taxes	—	—
Net income (loss)	(3)%	(26)%

Years Ended December 31, 2017 and 2016:

Revenue

($ in thousands)	2017	% Change 2016 to 2017	2016
Services	$54,670	(3)%	$56,311
Software and other	5,451	1%	5,349
Total revenue	$60,121	(2)%	$61,660

Services. Services revenue consists primarily of fees for customer support services generated from our partners.  We provide these services remotely, generally using service delivery personnel who utilize our proprietary technology to deliver the services. Services revenue is also comprised of licensing of our Support.com Cloud applications. Services revenue for the year ended December 31, 2017 decreased by $1.6 million from 2016.  The decrease in service revenue was primarily due to the significant decrease in revenue from Office Depot due to Office Depot reducing some of the service programs that we offer to their in-store customers, which reduced call volumes and service incidents. This decrease was somewhat offset by an increase in the billable hours of Comcast.  For the year ended December 31, 2017, services revenue generated from our partnerships was $50.3 million compared to $52.2 million for 2016. For the year ended December 31, 2017, direct services revenue was $4.4 million compared to $4.1 million for 2016.

On July 28, 2017, Office Depot provided written notice of its intent not to renew the Professional Services Agreement between the Company and Office Depot dated July 26. 2007, and such Agreement terminated on September 30, 2017.  Revenue attributed to Office Depot for the year ended December 31, 2017 was $3.1 million compared to $8.9 million for the year ended December 31, 2016.  As with any market that is undergoing shifts, timing of downward pressures and growth opportunities in our services programs are difficult to predict. We are experiencing downward pressure with some of our services programs as PC and certain retail markets are seeing some seasonal or other sector specific softness.  However, we still see opportunity in the market for growth with our service partners as a result of the evolving support market trends.

Software and other. Software and other revenue is comprised primarily of fees for end-user software products provided through direct customer downloads, and, to a lesser extent, through the sale of these software products via partners.
Software and other revenue for the year ended December 31, 2017 was relatively flat as compared with the year ended 2016.  For the year ended December 31, 2017, direct software and other revenue was $2.7 million compared to $3.0 million for 2016. For the year ended December 31, 2017, software and other revenue generated from our partnerships was $2.7 million compared to $2.4 million for 2016.

Revenue Mix

The components of revenue, expressed as a percentage of total revenue were:

	Year Ended December 31
	2017	2016
Services	91%	91%
Software and other	9%	9%
Total revenue	100%	100%

For the year ended December 31, 2017, Comcast accounted for 65% of our total revenue. For the year ended December 31, 2016, Comcast and Office Depot accounted for 60% and 15%, respectively, of our total revenue. No other customers accounted for 10% or more of our total revenue in any year presented.  Revenue from customers outside the United States accounted for less than 1% of our total revenue in 2017 and 2016.

Cost of Revenue

($ in thousands)	2017	% Change 2016 to 2017	2016
Cost of services	$47,101	(6)%	$50,245
Cost of software and other	287	(41)%	486
Total cost of revenues	$47,388	(7)%	$50,731

Cost of services. Cost of services consists primarily of compensation costs and contractor expenses for people providing services, technology and telecommunication expenses related to the delivery of services and other personnel-related expenses in service delivery. The decrease of $3.1 million in cost of services for the year ended December 31, 2017 compared to 2016 includes a decrease in compensation and benefits charges of $2.9 million and lower consulting and technology related charges of $1.7 million, offset by a $1.4 million increase of outside consulting from partners located in the Philippines.

Cost of software and other. Cost of software and other fees consists primarily of third-party royalty fees for our end-user software products, wages, and processing fees.  Certain of these products were developed using third-party research and development resources, and the third party receives royalty payments on sales of products it developed.  The decrease of $0.2 million in cost of software and other for the year ended December 31, 2017 compared to 2016 was primarily due to the reduction in credit card processing fees related to our Call Center Services.

Operating expenses

($ in thousands)	2017	% Change 2016 to 2017	2016
Research and development	$3,033	(46)%	$5,577
Sales and marketing	2,425	(64)%	6,671
General and administrative	8,696	(33)%	12,958
Amortization of intangible assets and other	16	(98)%	1,028
Goodwill impairment	—	(0)%	—
Restructuring	128	(89)%	1,146
Total operating expenses	$14,298	(48)%	$27,380

Research and development. Research and development expense consists primarily of compensation costs, third-party consulting expenses and related overhead costs for research and development personnel. Research and development costs are expensed as they are incurred. The decrease of $2.5 million in research and development expense for the year ended December 31, 2017 compared to 2016 resulted primarily from a decrease in salary and employee related expenses including employee benefit due to cost reduction efforts mainly related to the development of Support.com Cloud applications which also impacted travel, consulting and related stock compensation charges.

Sales and marketing. Sales and marketing expense consists primarily of compensation costs of business development, program management and marketing personnel, as well as expenses for lead generation and promotional activities, including public relations, advertising and marketing. The decrease of $4.2 million in sales and marketing expense for the year ended December 31, 2017 compared to 2016 resulted primarily from decreased salary and employee related expenses, including employee benefit and stock-based compensation, from reduced headcount in connection with cost reduction efforts.

General and administrative. General and administrative expense consists primarily of compensation costs and related overhead costs for administrative personnel and professional fees for legal, accounting and other professional services.  The decrease of $4.3 million in general and administrative expense for the year ended December 31, 2017 compared to 2016 was attributable to lower salary and employee related expenses including employee benefit and stock-based compensation from reduced headcount in connection with cost reduction efforts, lower professional services and reimbursement of stockholder expenses as a result of the proxy contest that were incurred in the prior year, and lower consulting fees as the Company was no longer required to obtain a 404(b) audit.

Amortization of intangible assets and other.  The decrease in amortization of intangibles assets and other of $1.0 million for the year ended December 31, 2017 compared to 2016 was primarily attributable to the Company’s intangible assets being fully amortized at the end of 2016 and early 2017.

Restructuring. During the third quarter of 2017, the Company incurred restructuring charges of approximately $0.1 million associated with the down-sizing of its Bangalore, India facilities.  These cost reductions were primarily headcount related and, to a lesser degree, attributable to property, plant and equipment.

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

Interest income and other, net

($ in thousands)	2017	% Change 2016 to 2017	2016
Interest income and other, net	$643	24%	$518

Interest income and other, net.  Interest income and other, net consists primarily of interest income on our cash, cash equivalents and short-term investments.  The increase in interest income and other, net of $0.1 million for the year ended December 31, 2017 compared to 2016 was primarily due to increased interest on our investments.

Income tax provision (benefit)

($ in thousands)	2017	% Change 2016 to 2017	2016
Income tax provision (benefit)	$604	97%	$307

Income tax provision (benefit).  The income tax provision (benefit) is comprised of estimates of current taxes due in domestic and foreign jurisdictions and changes in deferred tax balances. For the year ended December 31, 2017, the income tax provision primarily consisted of federal income tax, state income tax and foreign taxes.  For the year ended December 31, 2017, the income tax provision consisted of a $670 provision for foreign taxes, $13 provision for state income tax and a ($78) provision / (benefit) for federal income tax. For the year ended December 31, 2016, the income tax provision primarily consisted of state income tax and foreign taxes.  For the year ended December 31, 2016, the income tax provision consisted of a $304,000 provision for foreign taxes and a $3,000 provision for state income tax.

Liquidity and Capital Resources

Total cash, cash equivalents and short-term investments at December 31, 2017 and 2016 was $49.2 million and $53.4 million, respectively.  Cash equivalents and short-term investments are comprised of money market funds, certificates of deposit, corporate notes and bonds, and U.S. government agency securities. The decrease in cash, cash equivalents and short-term investments in fiscal year 2017 was primarily due to cash used by operating activities.

Operating Activities

Net cash used in operating activities was ($4.2) million for the year ended December 31, 2017, and ($11.5) million for the year ended December 31, 2016.  Net cash used in operating activities primarily reflects the loss for the period, adjusted for non-cash items such as stock-based compensation expense, amortization of intangible assets and other, amortization of premiums and discounts on investments, depreciation, and changes in operating assets and liabilities.

Net cash used in operating activities during 2017 was the result of a net loss for the period of ($1.5) million, adjusted for non-cash items totaling $2.7 million and changes in operating assets and liabilities of $4.4 million.  Adjustments for non-cash items primarily consisted of stock-based compensation expense of $430,000, depreciation on fixed assets of $628,000 and deferred income taxes of $585,000.  Changes in operating assets and liabilities primarily consisted of an increase in accounts receivable, net, of $2.4 million due to increased revenue as well as timing of collections with a larger amount of accounts receivable shifting to customers with slightly longer payment terms, a $846,000 decrease in deferred revenue due to a shift in our customer mix and the termination of the Professional Services Agreement with Office Depot, in 2017, a $581,000 decrease in accounts payable attributable in part to lower spending coupled with the timing of payments to vendors, and a $1.2 million decrease in other accrued liabilities also due to the implementation  of cost reduction plan in the fourth quarter of 2016.  These decreases were offset by a $417,000 increase in prepaid expenses, a $191,000 increase in accrued compensation due to the timing of payroll, and a $132,000 increase in other long-term assets.

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

Investing Activities

Net cash provided by investing activities was $5.2 million for the year ended December 31, 2017 and $822,000 for the year ended December 31, 2016.  Net cash provided/(used) by investing activities in 2017 was primarily due to purchases of investments of ($25.8) million and purchases of property and equipment of ($63,000) offset by sales and maturities of investments of $31.0 million.  Net cash provided/(used) by investing activities in 2016 was primarily due to purchases of investments of ($28.6) million and purchases of property and equipment of ($561,000) offset by sales and maturities of investments of $30.0 million.

Financing Activities

Net cash provided by/(used in) financing activities was $25,000 for the year ended December 31, 2017 and ($42,000) for the year ended December 31, 2016.  In 2017, cash provided by financing activities was primarily attributable to the $28,000 in proceeds from the issuance of common stock under employee stock purchase plans offset by a reduction of ($2,000) from the repurchase of common stock and ($1,000) from the cash settlement from our stock split.  In 2016, cash used in financing activities was primarily attributable to the use of ($128,000) for the repurchase of common stock offset by proceeds from the issuance of common stock under employee stock plans of $86,000.

Working Capital and Capital Expenditure Requirements

At December 31, 2017, we had stockholders’ equity of $56.5 million and working capital of $55.0 million. We believe that our existing cash balances will be sufficient to meet our working capital requirements for at least the next 12 months.

If we require additional capital resources to grow our business internally or to acquire complementary technologies and businesses at any time in the future, we may seek to sell additional equity or debt securities. The sale of additional equity could result in more dilution to our stockholders.

Contractual Obligations

The following table summarizes our contractual obligations at December 31, 2017 and the effect these contractual obligations are expected to have on our liquidity and cash flows in future periods (in thousands):

	Payments Due By Period
	Total	Less than 1 year	1 ‑ 3 Years	More than 3 Years
Operating leases	$116	$86	$30	$—
Uncertain tax positions, including interest and penalties	403	133	—	270
	$519	$219	$30	$270

These obligations are for non-cancelable operating leases including our headquarters office and offices to carry out research and development and operations globally.

Off-Balance Sheet Arrangements

At December 31, 2017, we did not have any significant off-balance sheet arrangements, as defined in Item 303(a) (4) (ii) of Regulation S-K.

Recent Accounting Pronouncements

See Note 1 – Organization and Summary of Significant Accounting Policies to the Consolidated Financial Statements included in Part II, Item 8 of this Annual Report on Form 10-K for a summary of new accounting standards.

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

As of December 31, 2017, we held $31.2 million in short-term investments (excluding cash and cash equivalents), which consisted primarily of government debt securities, corporate notes and bonds, and commercial paper. The weighted average interest rate of our portfolio was approximately 1.33% at December 31, 2017. A decline in interest rates over time would reduce our interest income from our investments. We have limited exposure to market risks from instruments that may impact our balance sheets, statement of comprehensive loss, and statement of cash flows. Such exposure is primarily due to changing interest rates.

Impact of Foreign Currency Rate Changes

The functional currencies of our international operating subsidiaries are the local currencies. We translate the assets and liabilities of our foreign subsidiaries at the exchange rates in effect on the balance sheet date. We translate their income and expenses at the average rates of exchange in effect during the period. We include translation gains and losses in the stockholders’ equity section of our consolidated balance sheets. We include net gains and losses resulting from foreign exchange transactions in interest income and other in our consolidated statements of operations. Since we translate foreign currencies (primarily Canadian dollars and Indian rupees) into U.S. dollars for a small portion of our operations, currency fluctuations have had an immaterial impact on our consolidated statements of operations. We have both revenue and expenses that are denominated in foreign currencies. Neither a weaker or stronger U.S. dollar environment would have a material impact on our consolidated statement of operations. The historical impact of currency fluctuations on our consolidated statements of operations has generally been immaterial. As of December 31, 2017, we did not engage in foreign currency hedging activities.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

SUPPORT.COM, INC.

REPORT OF EKS&H LLP INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders
Support.com, Inc.
Sunnyvale, California

OPINION ON THE FINANCIAL STATEMENTS

We have audited the accompanying consolidated balance sheet of Support.com, Inc. (the "Company") as of December 31, 2017, and the related consolidated statements of operations, comprehensive loss, stockholders' equity, and cash flows, for the year ended December 31, 2017, and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2017, and the results of their operations and their cash flows for the year ended December 31, 2017, in conformity with accounting principles generally accepted in the United States of America.

BASIS FOR OPINION

These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company's financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) ("PCAOB") and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion.

Our audit included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audit provides a reasonable basis for our opinion.

/s/ EKS&H LLLP

San Francisco, California

March 22, 2018

We have served as the Company's auditor since 2017.

REPORT OF BDO USA, LLP, INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders
Support.com, Inc.
Redwood City, California

We have audited the accompanying consolidated balance sheet of Support.com, Inc. as of December 31, 2016 and the related consolidated statements of operations, comprehensive loss, stockholders’ equity, and cash flows for the year ended December 31, 2016.  These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting.  Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.  An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Support.com, Inc. at December 31, 2016, and the results of its operations and its cash flows for the year ended December 31, 2016, in conformity with accounting principles generally accepted in the United States of America.

/s/ BDO USA, LLP

San Jose, California

March 6, 2017

SUPPORT.COM, INC.

CONSOLIDATED BALANCE SHEETS

(in thousands except share and per share data)

	December 31,
	2017	2016
ASSETS
Current assets:
Cash and cash equivalents	$18,050	$16,890
Short-term investments	31,183	36,519
Accounts receivable, less allowance of $9 and $19 at December 31, 2017 and 2016, respectively	11,951	9,567
Prepaid expenses and other current assets	802	1,211
Total current assets	61,986	64,187
Property and equipment, net	1,133	1,706
Intangible assets, net	250	266
Other assets	984	1,070
Total assets	$64,353	$67,229
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$504	$1,085
Accrued compensation	3,157	2,974
Other accrued liabilities	1,330	2,496
Short-term deferred revenue	2,006	2,759
Total current liabilities	6,997	9,314
Long-term deferred revenue	13	106
Other long-term liabilities	885	501
Total liabilities	7,895	9,921
Commitments and contingencies (Note 5)
Stockholders’ equity:
Common stock; par value $0.0001, 50,000,000 shares authorized; 19,211,826 issued and 18,728,912 outstanding at December 31, 2017; 19,030,024 issued and 18,548,180 outstanding at December 31, 2016	2	2
Additional paid-in capital	267,857	267,400
Treasury stock, at cost (482,914 shares at December 31, 2017 and 481,844 shares at December 31, 2016)	(5,297)	(5,295)
Accumulated other comprehensive loss	(2,108)	(2,329)
Accumulated deficit	(203,996)	(202,470)
Total stockholders’ equity	56,458	57,308
Total liabilities and stockholders’ equity	$64,353	$67,229

See accompanying notes.

SUPPORT.COM, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands except per share data)

	Year Ended December 31,
	2017	2016
Revenue:
Services	$54,670	$56,311
Software and other	5,451	5,349
Total revenue	60,121	61,660
Costs of revenue:
Cost of services	47,101	50,245
Cost of software and other	287	486
Total cost of revenue	47,388	50,731
Gross profit	12,733	10,929
Operating expenses:
Research and development	3,033	5,577
Sales and marketing	2,425	6,671
General and administrative	8,696	12,958
Amortization of intangible assets and other	16	1,028
Goodwill impairment	—	—
Restructuring	128	1,146
Total operating expenses	14,298	27,380
Loss from operations	(1,565)	(16,451)
Interest income and other, net	643	518
Loss from continuing operations, before income taxes	(922)	(15,933)
Income tax provision	604	307
Loss from continuing operations, after income taxes	(1,526)	(16,240)
Income from discontinued operations, after income taxes	—	284
Net loss	$(1,526)	$(15,956)

Basic earnings (loss) per share:
Continuing operations, after income taxes	$(0.08)	$(0.88)
Discontinued operations, after income taxes	0.00	0.01
Basic net loss per share	$(0.08)	$(0.87)

Diluted earnings (loss) per share:
Continuing operations, after income taxes	$(0.08)	$(0.88)
Discontinued operations, after income taxes	0.00	0.01
Diluted net loss per share	$(0.08)	$(0.87)

Shares used in computing basic net loss per share	18,644	18,409
Shares used in computing diluted net loss per share	18,644	18,409

See accompanying notes.

SUPPORT.COM, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(in thousands)

	Year Ended December 31,
	2017	2016

Net loss	$(1,526)	$(15,956)

Other comprehensive loss:
Change in foreign currency translation adjustment	264	(77)
Change in net unrealized gain (loss) on investments	(43)	50
Other comprehensive gain (loss)	221	(27)

Comprehensive loss	$(1,305)	$(15,983)

See accompanying notes.

SUPPORT.COM, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(in thousands, except share data)

	Common Stock
	Shares(1)	Amount(1)	Additional Paid-In Capital(1)	Treasury Stock	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders’ Shares(1)
Balances at December 31, 2015	18,286,961	$2	$265,327	$(5,167)	$(2,302)	$(186,514)	$71,346
Net loss	—	—	—	—	—	(15,956)	(15,956)
Other comprehensive loss	—	—	—	—	(27)	—	(27)
Stock-based compensation expense	—	—	1,987	—	—	—	1,987
Issuance of common stock upon exercise of stock options for cash and releases of RSUs	270,317	—	1	—	—	—	1
Issuance of common stock under employee stock purchase plan	42,268	—	85	—	—	—	85
Repurchase of common stock	(51,366)	—	—	(128)	—	—	(128)
Balances at December 31, 2016	18,548,180	$2	$267,400	$(5,295)	$(2,329)	$(202,470)	$57,308
Net loss	—	—	—	—	—	(1,526)	(1,526)
Partial shares in reverse split	(40)		(1)				(1)
Other comprehensive income	—	—	—	—	221	—	221
Stock-based compensation expense	—	—	430	—	—	—	430
Issuance of common stock upon exercise of stock options for cash and releases of RSUs	153,824	—		—	—	—	—
Issuance of common stock under employee stock purchase plan	28,018	—	28	—	—	—	28
Repurchase of common stock	(1,070)	—	—	(2)	—	—	(2)
Balances at December 31, 2017	18,728,912	$2	$267,857	$(5,297)	$(2,108)	$(203,996)	$56,458

(1)	Prior periods adjusted to reflect the impact of the one-for-three reverse stock split that became effective on January 20, 2017, as discussed in Note 1.

SUPPORT.COM, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Year Ended December 31,
	2017	2016
Operating activities:
Net loss	$(1,526)	$(15,956)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Stock-based compensation expense	430	1,987
Amortization of intangible assets and other	16	1,028
Amortization of premiums and discounts on investments	65	284
Depreciation	628	720
Deferred income taxes	585	17
Loss on disposal of fixed assets	8	124
Changes in operating assets and liabilities:
Accounts receivable, net	(2,384)	452
Prepaid expenses and other current assets	417	264
Other assets	132	(83)
Accounts payable	(581)	818
Accrued compensation	191	(305)
Other accrued liabilities	(1,159)	(1,126)
Other long-term liabilities	(179)	(253)
Deferred revenue	(846)	579
Net cash used in operating activities	(4,203)	(11,450)
Investing activities:
Purchases of property and equipment	(63)	(561)
Purchases of investments	(25,795)	(28,610)
Maturities of investments	31,023	29,993
Net cash provided by investing activities	5,165	822
Financing activities:
Cash settlement in stock split	(1)	—
Proceeds from issuance of common stock	28	86
Repurchase of common stock	(2)	(128)
Net cash provided by (used in) financing activities	25	(42)
Net increase (decrease) in cash and cash equivalents	987	(10,670)
Effect of exchange rate changes on cash and cash equivalents	173	(38)
Cash and cash equivalents at beginning of year	16,890	27,598
Cash and cash equivalents at end of year	$18,050	$16,890
Supplemental schedule of cash flow information:
Cash paid for income taxes	$323	$170

See accompanying notes.

SUPPORT.COM, INC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1. Organization and Summary of Significant Accounting Policies

Nature of Operations

Support.com, Inc. (“Support.com”, “the Company”, “We” or “Our”), was incorporated in the state of Delaware on December 3, 1997.  Our common stock trades on the Nasdaq Capital Market under the symbol “SPRT.”

Support.com is a leading provider of tech support and turnkey support center services, producer of SUPERAntiSpyware® anti-malware products, and the maker of Support.com® software. Our technology support services programs help leading brands create new revenue streams and deepen customer relationships. We offer turnkey, outsourced support services for service providers, retailers and technology companies. Our technology support services programs are designed for both the consumer and small and medium business (“SMB”) markets, and include computer and mobile device set-up, security and support, virus and malware removal, wireless network set-up, and home security and automation system support. Our Support.com Cloud offering is a SaaS solution for companies to optimize support interactions with their customers using their own or third party support personnel. The solution enables companies to quickly resolve complex technology issues for their customers, boosting agent productivity and dramatically improving the customer experience.

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

All references in these financial statements to number of common shares, earnings per share, and weighted average shares of common stock have been adjusted to reflect the Reverse Stock Split on a retroactive basis for all prior periods presented, unless otherwise noted, including reclassifying an amount equal to the reduction in par value of common stock to additional paid-in-capital.

The consolidated financial statements include the accounts of Support.com and its wholly-owned foreign subsidiaries. All intercompany transactions and balances have been eliminated.

Foreign Currency Translation

The functional currency of our foreign subsidiaries is generally the local currency. Assets and liabilities of our wholly owned foreign subsidiaries are translated from their respective functional currencies at exchange rates in effect at the balance sheet date, and revenues and expenses are translated at average exchange rates prevailing during the year. Any material resulting translation adjustments are reflected as a separate component of stockholders’ equity in accumulated other comprehensive income (loss). Realized foreign currency transaction gains (losses) were not material during the years ended December 31, 2017 and 2016.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes.  The accounting estimates that require management’s most significant, difficult and subjective judgments include revenue recognition, assumptions used to estimate self-insurance accruals, the valuation of investments, the assessment of recoverability of intangible assets, the assessment of recoverability of goodwill and indefinite-lived intangible assets, the valuation of stock-based compensation expense and the recognition and measurement of current and deferred income tax assets and liabilities. Actual results could differ materially from these estimates.

Concentrations of Credit Risk

Financial instruments that potentially subject us to concentrations of credit risk consist principally of cash equivalents, investments and trade accounts receivable. Periodically throughout the year, the Company has maintained balances in various operating accounts in excess of federally insured limits. Our investment portfolio consists of investment grade securities. Except for obligations of the United States government and securities issued by agencies of the United States government, we diversify our investments by limiting our holdings with any individual issuer. We are exposed to credit risks in the event of default by the issuers to the extent of the amount recorded on the balance sheet. The credit risk in our trade accounts receivable is substantially mitigated by our evaluation of the customers’ financial conditions at the time we enter into business and reasonably short payment terms.

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

The following table summarizes the allowance for doubtful accounts as of December 31, 2017 and 2016 (in thousands):

	Balance at Beginning of Period	Adjustments to Costs and Expenses	Write- offs	Balance at End of Period
Allowance for doubtful accounts:
Year ended December 31, 2016	$6	$37	$(24)	$19
Year ended December 31, 2017	$19	$34	$(44)	$9

As of December 31, 2017, Comcast and CoxCom accounted for approximately 71% and 12% of our total accounts receivable, respectively. As of December 31, 2016, Comcast accounted for approximately 70% of our total accounts receivable.  No other customers accounted for 10% or more of our total accounts receivable as of December 31, 2017 and 2016.

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

We monitor our investments for impairment on a quarterly basis and determine whether a decline in fair value is other-than-temporary by considering factors such as current economic and market conditions, the credit rating of the security’s issuer, the length of time an investment’s fair value has been below our carrying value, the Company’s intent to sell the security and the Company’s belief that it will not be required to sell the security before the recovery of its amortized cost. If an investment’s decline in fair value is deemed to be other-than-temporary, we reduce its carrying value to its estimated fair value, as determined based on quoted market prices or liquidation values. Declines in value judged to be other-than-temporary, if any, are recorded in operations as incurred. At December 31, 2017, the Company evaluated its unrealized losses on available-for-sale securities and determined them to be temporary. We currently do not intend to sell securities with unrealized losses and we concluded that we will not be required to sell these securities before the recovery of their amortized cost basis.

At December 31, 2017 and 2016, the estimated fair value of cash, cash equivalents and investments was $49.2 million and $53.4 million, respectively.  The following is a summary of cash, cash equivalents and investments at December 31, 2017 and 2016 (in thousands):

	For the Year Ended December 31, 2017
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Cash	$7,408	$—	$—	$7,408
Money market fund	10,643	$—	(1)	10,642
Certificates of deposit	1,207	—	(2)	1,205
Commercial paper	2,494	—	(1)	2,493
Corporate notes and bonds	22,846	—	(76)	22,770
U.S. government agency securities	4,719	—	(4)	4,715
	$49,317	$—	$(84)	$49,233
Classified as:
Cash and cash equivalents	$18,051	$—	$(1)	$18,050
Short-term investments	31,266	—	(83)	31,183
	$49,317	$—	$(84)	$49,233

	For the Year Ended December 31, 2016
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Cash	$7,593	$—	$—	$7,593
Money market fund	9,297	—	—	9,297
Certificates of deposit	1,273	—	—	1,273
Commercial paper	4,989	—	—	4,989
Corporate notes and bonds	19,357	—	(40)	19,317
U.S. government agency securities	10,941	1	(2)	10,940
	$53,450	$1	$(42)	$53,409
Classified as:
Cash and cash equivalents	$16,890	$—	$—	$16,890
Short-term investments	36,560	1	(42)	36,519
	$53,450	$1	$(42)	$53,409

The following table summarizes the estimated fair value of our available-for-sale securities classified by the stated maturity date of the security (in thousands):

	December 31,
	2017	2016
Due within one year	$22,228	$27,730
Due within two years	8,955	8,789
	$31,183	$36,519

We determined that the gross unrealized losses on our available-for-sale investments as of December 31, 2017 are temporary in nature. The fair value of our available-for-sale securities at December 31, 2017 and 2016 reflects a net unrealized loss of $84,000 and $41,000, respectively.  There were no net realized gains (losses) on available-for-sale securities in the years ended December 31, 2017 and 2016.  The cost of securities sold is based on the specific identification method.

The following table sets forth the unrealized losses for the Company’s available-for-sale investments as of December 31, 2017 and 2016 (in thousands):

As of December 31, 2017	In Loss Position Less Than 12 Months		In Loss Position More Than 12 Months		Total In Loss Position
Description	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Certificates of deposit	$718	$(2)	$—	$—	$718	$(2)
Corporate notes and bonds	16,530	(32)	6,947	(47)	23,477	(79)
U.S. government agency securities	3,720	(3)	998	—	4,718	(3)
Total	$20,968	$(37)	$7,945	$(47)	$28,913	$(84)

As of December 31, 2016	In Loss Position Less Than 12 Months		In Loss Position More Than 12 Months		Total In Loss Position
Description	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Certificates of deposit	$480	$—	$—	$—	$480	$—
Corporate notes and bonds	12,450	(15)	5,767	(25)	18,217	(40)
U.S. government agency securities	3,422	(1)	998	—	4,420	(1)
Total	$16,352	$(16)	$6,765	$(25)	$23,117	$(41)

Property and Equipment

Property and equipment are stated at cost, less accumulated depreciation and amortization which is determined using the straight-line method over the estimated useful lives of two to five years for computer equipment and software, three years for furniture and fixtures, and the shorter of the estimated useful lives or the lease term for leasehold improvements. Repairs and maintenance costs are expensed as they are incurred.

Long-Lived Assets

We record purchased identifiable intangible assets at fair value as part of a business combination.  Useful life is estimated as the period over which the identifiable intangible assets are expected to contribute directly or indirectly to the future cash flows of the Company.  As we do not believe that we can reliably determine a pattern by which the economic benefits of these identifiable intangible assets will be consumed, management adopted straight-line amortization. The original cost is amortized on a straight-line basis over the estimated useful life of each identifiable intangible asset.

The Company assesses its long-lived assets, which includes property and equipment and identifiable intangible assets, for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. An impairment loss would be recognized when the sum of the future net cash flows expected to result from the use of the asset and its eventual disposition is less than its carrying amount. If our estimates regarding future cash flows derived from such assets were to change, we may record an impairment charge to the value of these assets.  Such impairment loss would be measured as the difference between the carrying amount of the asset and its fair value.

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

In certain cases, we are paid for services that are sold but not yet delivered. We initially record such balances as deferred revenue, and recognize revenue when the service has been provided or, on the non-subscription portion of these balances, when the likelihood of the service being redeemed by the customer is remote (“services breakage”). Based on our historical redemption patterns for these relationships, we believe that the likelihood of a service being delivered more than 90 days after sale is remote.  We therefore recognize non-subscription deferred revenue balances older than 90 days as services revenue. For the years ended December 31, 2017and 2016, services breakage revenue accounted for less than 1% of total services revenue.

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

Software Development Costs

Based on our product development process, technological feasibility is established on the completion of a working model.  The Company determined that technological feasibility is reached shortly before the product is ready for general release and therefore development costs incurred have been insignificant. Accordingly, we have charged all such costs to research and development expense in the period in which they were incurred.

Purchased Technology for Internal Use

We capitalize costs related to software that we license and incorporate into our product and service offerings or develop for internal use.

Advertising Costs

Advertising costs are recorded as sales and marketing expense in the period in which they are incurred.  Advertising expense was $0.1 million and $0.8 million for the years ended December 31, 2017 and 2016, respectively.

Earnings (Loss) Per Share

Basic earnings (loss) per share is computed using our net income (loss) and the weighted average number of common shares outstanding during the reporting period.  Diluted earnings (loss) per share is computed using our net income (loss) and the weighted average number of common shares outstanding, including the effect of the potential issuance of common stock such as stock issuable pursuant to the exercise of stock options and vesting of restricted stock units (“RSUs”) using the treasury stock method when dilutive.  We excluded outstanding weighted average stock options of 1.9 million and 1.4 million for the years ended December 31, 2017 and 2016, respectively, from the calculation of diluted earnings per common share because the exercise prices of these stock options were greater than or equal to the average market value of the common stock. These stock options could be included in the calculation in the future if the average market value of the common stock increases and is greater than the exercise price of these stock options.  Since we reported a net loss for the years ended December 31, 2017 and 2016, 28,000 and 23,000 outstanding options and RSUs were also excluded from the computation of diluted loss per share since their effect would have been anti-dilutive.

The following table sets forth the computation of basic and diluted net earnings (loss) per share (in thousands, except per share amounts):

	Year Ended December 31,
	2017	2016
Net loss	(1,526)	(15,956)
Basic:
Weighted-average shares of common stock outstanding	18,644	18,409
Shares used in computing basic net loss per share	18,644	18,409
Basic net loss per share	$(0.08)	$(0.87)
Diluted:
Weighted-average shares of common stock outstanding	18,644	18,409
Add: Common equivalent shares outstanding	—	—
Shares used in computing diluted net loss per share	18,644	18,409
Diluted net loss per share	$(0.08)	$(0.87)

Accumulated Other Comprehensive Loss

The components of accumulated other comprehensive loss, which relate entirely to accumulated foreign currency translation losses associated with our foreign subsidiaries and unrealized losses on investments, consisted of the following (in thousands):

	Foreign Currency Translation Losses	Unrealized Gains (Losses) on Investments	Total
Balance as of December 31, 2016	$(2,288)	$(41)	$(2,329)
Current-period other comprehensive gain (loss)	264	(43)	221
Balance as of December 31, 2017	$(2,024)	$(84)	$(2,108)

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

The fair value of our stock-based awards was estimated using the following weighted average assumptions for the years ended December 31, 2017 and 2016:

	Stock Option Plan		Employee Stock Purchase Plan
	2017	2016	2017	2016
Risk-free interest rate	1.71%	0.9%	0.5%	0.5%
Expected term (in years)	3.0	3.9	0.5	0.5
Volatility	41.2%	48.3%	39.0%	46.7%
Expected dividend	0%	0%	0%	0%
Weighted average grant-date fair value	$0.68	$0.32	$0.39	$0.24

We recorded the following stock-based compensation expense for the fiscal years ended December 31, 2017 and 2016 (in thousands):

	For the Year Ended December 31,
	2017	2016
Stock-based compensation expense related to grants of:
Stock options	$144	$387
ESPP	21	40
RSU	265	1,560
	$430	$1,987
Stock-based compensation expense recognized in:
Cost of service	$109	$172
Cost of software and others	4	5
Research and development	78	400
Sales and marketing	59	172
General and administrative	180	1,238
	$430	$1,987

Cash provided by (used in) from the issuance of common stock, net of repurchase of common stock and cash settlement in stock split, was $25,000 and ($42,000) for the years ended December 31, 2017 and 2016, respectively.

Income Taxes

Income taxes are accounted for under the asset and liability method. Under this method, deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases, and operating losses and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates in effect for the year in which those temporary differences are expected to be reversed or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in the consolidated statements of operations in the period that includes the enactment date. A valuation allowance is recorded to reduce the carrying amounts of deferred tax assets, if it is more likely than not, that such assets will not be realized. On December 22, 2017, the Tax Cuts and Jobs Act was enacted. This law substantially amended the Internal Revenue Code, including reducing the U.S. corporate tax rates. Upon enactment, the Company’s deferred tax asset and related valuation allowance decreased by $22.7 million to $44.1 million. As the deferred tax asset is fully allowed for, this change in rates had no impact on the Company’s financial position or results of operations.

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

We generally agree to indemnify our customers against legal claims that our end-user software products infringe certain third-party intellectual property rights. As of December 31, 2017, we were not required to make any payment resulting from infringement claims asserted against our customers and have not recorded any related accruals.

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

The following table represents our fair value hierarchy for our financial assets (cash equivalents and investments) measured at fair value on a recurring basis as of December 31, 2017 and 2016 (in thousands):

As of December 31, 2017	Level 1	Level 2	Level 3	Total
Money market funds	$10,642	$—	$—	$10,642
Certificates of deposit	—	1,206	—	1,206
Commercial paper	—	2,493	—	2,493
Corporate notes and bonds	—	22,769	—	22,769
U.S. government agency securities	—	4,715	—	4,715
Total	$10,642	$31,183	$—	$41,825

As of December 31, 2016	Level 1	Level 2	Level 3	Total
Money market funds	$9,297	$—	$—	$9,297
Certificates of deposit	—	1,273	—	1,273
Commercial paper	—	4,989	—	4,989
Corporate notes and bonds	—	19,317	—	19,317
U.S. government agency securities	—	10,940	—	10,940
Total	$9,297	$36,519	$—	$45,816

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

Revenue from customers located outside the United States was less than 1% of total for the years ended December 31, 2017 and 2016.

For the year ended December 31, 2017, Comcast accounted for approximately 65% of our total revenue. For the year ended December 31, 2016, Comcast and Office Depot accounted for approximately 60% and 15%, respectively, of our total revenue. There were no other customers that accounted for 10% or more of our total revenue in any of the periods presented.

Long-lived assets are attributed to the geographic location in which they are located.  We include in long-lived assets all tangible assets.  Long-lived assets by geographic areas are as follows (in thousands):

	December 31,
	2017	2016
United States	$1,132	$1,681
India	-	23
Philippines	1	2
Total	$1,133	$1,706

Recent Accounting Pronouncements

Revenue Recognition

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers (Topic 606), which provides guidance for revenue recognition and has been further clarified and amended in 2015 and 2016. ASU 2014-09 is a comprehensive new revenue recognition model requiring a company to recognize revenue to depict the transfer of goods or services to customers at an amount reflecting the consideration it expects to receive in exchange for those goods or services. In doing so, companies will need to use more judgment and make more estimates than under current U.S. GAAP. These may include identifying performance obligations in the contract, estimating the amount of variable consideration to include in the transaction price and allocating the transaction price to each separate performance obligation.  ASU 2014-09 is effective in the first quarter of 2018.  In adopting ASU 2014-09, companies may use either a full retrospective approach or a modified retrospective approach.  The Company has selected the modified retrospective approach under which the Company will not restate the prior financial statements presented. This guidance requires a company to provide additional disclosures of the amount by which each financial statement line item is affected in the current reporting period during 2018 as compared to the guidance that was in effect before the change, and an explanation of the reasons for significant changes, if any.  We have finalized our analysis and the adoption of this guidance will not have a material impact on our consolidated financial statements and our internal controls over financial reporting.

Income taxes

In March 2016, the FASB issued ASU No. 2016-09, Compensation – Stock Compensation (Topic 718), Improvements to Employee Share-Based Payment Accounting, which includes multiple provisions intended to simplify various aspects of the accounting for share-based payments.  Excess tax benefits for share-based payments will be recorded as a reduction of income taxes and reflected in operating cash flows upon the adoption of this ASU.  Excess tax benefits were previously recorded in equity and as a financing activity under the prior rules.  ASU 2016-09 was effective for annual and interim reporting periods beginning after December 15, 2016.  Because of the company’s valuation allowance position, the adoption of this guidance, effective January 1, 2017, did not result in an adjustment to retained earnings as of December 31, 2016.

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

Lease

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

Restricted cash

In November 2016, the FASB issued ASU No. 2016-18, Statement of Cash Flows (Topic 230): Restricted Cash (“ASU 2016-18”), which enhances and clarifies the guidance on the classification and presentation of restricted cash in the statement of cash flows. The Company will adopt ASU 2016-18 in its first quarter of 2019 utilizing the retrospective transition method. Currently, the Company’s restricted cash balance is not significant.

Financial Instruments

In January 2016, The FASB issued ASU No. 2016-01, Financial Instruments - Recognition and Measurement of Financial Assets and Financial Liabilities (Topic 825). ASU No. 2016-01 revises the classification and measurement of investments in certain equity investments and the presentation of certain fair value changes for certain financial liabilities measured at fair value. ASU No. 2016-01 requires the change in fair value of many equity investments to be recognized in net income. The Company will adopt ASU 2016-01 in its first quarter of 2019 utilizing the modified retrospective transition method. Based on the composition of the Company’s investment portfolio, the adoption of ASU 2016-01 is not expected to have a material impact on its consolidated financial statements.

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

Note 3. Property and Equipment

Property and equipment are stated at cost, less accumulated depreciation, and consist of the following as of December 31, 2017 and 2016 (in thousands):

	December 31,
	2017	2016
Computer equipment and software	$6,935	$7,145
Furniture and office equipment	142	165
Leasehold improvements	348	359
Construction in progress	—	—
	7,425	7,669
Accumulated depreciation	(6,292)	(5,963)
	$1,133	$1,706

Depreciation expense was $628,000 and $720,000 for the years ended December 31, 2017 and 2016, respectively.

Note 4. Intangible Assets

Amortization expense related to intangible assets was $16,000 and $1.0 million for the years ended December 31, 2017and 2016, respectively.

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
As of December 31, 2017
Gross carrying value	$593	$145	$641	$5,330	$760	$250	$7,719
Accumulated amortization	(593)	(145)	(641)	(5,330)	(760)	—	(7,469)
Net carrying value	$—	$—	$—	$—	$—	$250	$250
As of December 31, 2016
Gross carrying value	$593	$145	$641	$5,330	$760	$250	$7,719
Accumulated amortization	(581)	(145)	(637)	(5,330)	(760)	—	(7,453)
Net carrying value	$12	$—	$4	$—	$—	$250	$266

As of December 31, 2017, all intangible assets have been fully amortized with the exception of the indefinite-life intangibles.

Note 5. Commitments and Contingencies

Lease commitments

Headquarters office lease. On April 25, 2017, we entered into a sublease and master landlord consent agreement for our headquarters office facility, covering approximately 6,283 square feet and located in Sunnyvale, California.  The lease is scheduled to expire on March 31, 2018.

Other facility leases. We lease our facilities under non-cancelable operating lease agreements, which expire at various dates through December 2020.

Total facility rent expense pursuant to all operating lease agreements was $567,000 and $620,000 for the years ended December 31, 2017 and 2016, respectively.

As of December 31, 2017, minimum payments due under all non-cancelable lease agreements were as follows (in thousands):

Years ending December 31,	Operating Leases
2018	$86
2019	15
2020	15
Total minimum lease and principal payments	$116

Legal contingencies

On October 11, 2016 the Wage and Hour Division of the U.S. Department of Labor (“DOL”) notified the Company that it would be conducting an audit of the Company relating to compliance with the Fair Labor Standards Act (“FLSA”).  The DOL indicated that the focus of the audit is directed to compliance with overtime requirements related to our technology specialists who work from home providing technical support services.  The audit commenced on October 20, 2016 and was resolved by settlement agreement on January 18, 2018.  Pursuant to the settlement agreement, as of December 31, 2017, the Company accrued $30,000 in back wages and related liquidated damages to some of our current and former employees.

On December 20, 2016 the Federal Trade Commission (“FTC”) issued a Civil Investigative Demand, or CID, to the Company requiring the Company to produce certain documents and materials and to answer certain interrogatories relating to PC Healthcheck, a software program provided by the Company to certain third parties prior to December 31, 2016. Since issuing the CID, the FTC has sought additional written and testimonial evidence from the Company.  The Company has cooperated with the investigation from its inception and provided all of the requested information.  On March 9, 2018, the FTC notified the Company that the FTC was willing to engage in settlement discussions.  At this time it is difficult to predict the timing, and the likely outcome, of these matters.   The possible range of outcomes include the filing by the FTC of a contested civil complaint and further discussions leading to a settlement which would likely include a monetary payment and injunctive and other relief.  If discussions with the FTC do not progress to a mutually agreeable outcome, it is likely that litigation will ensue.  Although we are confident in our legal position, litigation outcomes by their very nature are difficult to predict and there can be no assurance of a particular outcome.  The outcome of these matters with the FTC, whether by mutual resolution or through litigation, could have a material adverse impact on the Company’s business operations, its results of operations or its financial condition.  The Company is currently unable to estimate a range of potential loss, if any, and has not accrued any amounts with respect to any potential monetary payments relating to this matter. Legal costs associated with this action may be material and will be expensed as incurred.

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

Guarantees

We have identified guarantees in accordance with ASC 450, Contingencies. This guidance stipulates that an entity must recognize an initial liability for the fair value, or market value, of the obligation it assumes under the guarantee at the time it issues such a guarantee, and must disclose that information in its interim and annual financial statements. We have entered into various service level agreements with our partners, in which we may guarantee the maintenance of certain service level thresholds. Under some circumstances, if we do not meet these thresholds, we may be liable for certain financial costs. We evaluate costs for such guarantees under the provisions of ASC 450. We consider such factors as the degree of probability that we would be required to satisfy the liability associated with the guarantee and the ability to make a reasonable estimate of the resulting cost. We incurred zero costs as a result of such obligations during the years ended December 31, 2017 and 2016, respectively. We have not accrued any liabilities related to such obligations in the consolidated financial statements as of December 31, 2017 and 2016.

Note 6. Restructuring Obligations and Charges

Severance

For the year ended December 31, 2017, the Company recorded $86,000 of severance and benefit related costs, included in restructuring costs in the consolidated statement of operations, related to cost reduction efforts, principally in the Company’s subsidiary India office.  As of December 31, 2017, all of these costs have been paid.

For the year ended December 31, 2016, the Company recorded $1,033,000 of severance and benefit related costs, respectively, included in restructuring costs in the consolidated statement of operations related to cost reduction efforts. As of December 31, 2016, $983,000 of severance and benefit related costs had been paid and the remaining $50,000 was paid during the first quarter of 2017.

Relocation

For the year ended December 31, 2017, the Company recorded $42,000 of relocation costs included in restructuring related costs in the consolidated statement of operations, related to the relocation of several employees from the Company’s subsidiary India office to US corporate headquarters.  As of December 31, 2017, $42,000 of these costs have been paid.

Contract Terminations

For the year ended December 31, 2016, the Company recorded $113,000 of contract termination costs included in restructuring related costs in the consolidated statement of operations, related to the termination of contracts as a result of cost reduction efforts. As of December 31, 2016, approximately $31,000 of unpaid costs are included in accrued liabilities in the consolidated balance sheet and were subsequently paid during the first quarter of 2017.

	Relocation	Contract Terminations	Severance	Total
Restructuring obligations, December 31, 2016	$--	$31	$50	$81
Restructuring costs incurred	42	-	86	128
Cash payments	(42)	(31)	(136)	(209)

Restructuring obligations, December 31, 2017	$-	$-	$-	$-

Note 7. Other Accrued Liabilities

Other accrued liabilities consist of the following (in thousands):

	As of December 31,
	2017	2016
Accrued expenses	$462	$842
Self-insurance accruals	679	911
Customer deposits	-	556
Restructuring obligations	-	81
Other accrued liabilities	189	106
Total other accrued liabilities	$1,330	$2,496

Note 8. Stockholders’ Equity

Equity Compensation Plan

We adopted the amended and restated 2010 Equity and Performance Incentive Plan (the “2010 Plan”), effective as of February 8, 2010.  Under the 2010 Plan, the number of shares of Common Stock that may be issued will not exceed in the aggregate 1,666,666 shares of Common Stock plus the number of shares of Common Stock relating to prior awards under the 2000 Omnibus Equity Incentive Plan that expire, are forfeited or are cancelled after the adoption of the 2010 Plan, subject to adjustment as provided in the 2010 Plan. Pursuant to an approval from the Company’s shareholders, the number of shares of Common Stock that may be issued under the 2010 Plan was increased by 750,000 shares of Common Stock in May 2013 and 333,333 shares in June 2016.  No grants will be made under the 2010 Plan after the tenth anniversary of its effective date.  Under our 2010 Plan, as of December 31, 2017, there were approximately 1.4 million shares available for grant.

We adopted the 2014 Inducement Award Plan (the “Inducement Plan”), effective as of May 13, 2014.  Under the Inducement Plan, the number of shares of Common Stock that may be issued will not exceed in the aggregate 666,666 shares of Common Stock.  Under our Inducement Plan, as of December 31, 2017, there were approximately 458,000 shares available for grant.

Stock Options

The following tables represent stock option activity for the years ended December 31, 2017 and 2016:

	Number of Shares	Weighted Average Exercise Price per Share	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
Outstanding options at December 31, 2015	1,223,156	$8.22	6.66	$0
Granted	663,431	$2.51
Exercised	(185)	$2.51
Forfeited	(504,559)	$7.12

Outstanding options at December 31, 2016	1,381,843	$14.85	4.95	$50
Granted	430,500	$2.29
Exercised	(0)	$-
Forfeited	(1,080,153)	$5.90
Outstanding options at December 31, 2017	732,190	$3.72	8.17	$56
Options vested and expected to vest	679,822	$3.83	8.06	$50
Exercisable at December 31, 2017	231,039	$6.72	5.15	$3

A summary of additional information related to the options outstanding as of December 31, 2017 under the 2010 and 2014 Plans are as follows:

Option Plans Range of Exercise Prices	Number of Outstanding Options	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price

$2.29 - $2.29	428,013	9.83	$2.29
$2.51-$2.51	115,438	8.13	$2.51
$2.52-$5.10	74,784	7.67	$2.84
$6.30-$11.73	73,805	2.13	$7.86
$12.48-$15.33	9,963	3.26	$13.02
$15.51-$18.39	30,187	2.46	$17.73
	732,190

The aggregate intrinsic value in the table above represents the total pre-tax intrinsic value that would have been received by the option holders had they all exercised their options on December 31, 2017 and 2016. This amount will change based on the fair market value of our stock. The total aggregate intrinsic value of options exercised under our stock option plans was $0 for each of the years ended December 31, 2017 and 2016. The total fair value of options vested during 2017 and 2016 was $32,000 and $1.3 million, respectively.

During the first quarter of 2017, as a result of the resignation of the Company’s Chief Financial Officer (CFO), 50,000 total market-based stock options granted in 2014 and 2016 were forfeited.  Previously recognized Stock-based compensation expense of approximately $58,000 was reversed in the first quarter of 2017, related to the portion of those market-based grants unvested at the time of the CFO’s resignation.

At December 31, 2017, there was $798,000 of unrecognized compensation cost related to stock options which is expected to be recognized over a weighted average period of 2.65 years.

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

A total of 28,018 shares and 42,268 shares were issued under the ESPP during the years ended December 31, 2017 and 2016, respectively.

As of December 31, 2017, approximately 110,234 shares remain available for grant under the ESPP.

Restricted Stock Units

The following table represents RSU activity for the years ended December 31, 2017 and 2016:

	Number of Shares	Weighted Average Grant-Date Fair Value per Share	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
Outstanding RSUs at December 31, 2015	565,965	$6.75	1.41	$1,715
Awarded	203,449	$2.65
Released	(270,132)	$7.14
Forfeited	(147,361)	$5.57
Outstanding RSUs at December 31, 2016	351,921	$4.59	1.06	$908
Awarded	102,880	$2.43
Released	(153,714)	$3.45
Forfeited	(164,758)	$5.78
Outstanding RSUs at December 31, 2017	136,329	$2.80	0.80	$329

At December 31, 2017, there was $206,000 of unrecognized compensation cost related to RSUs which is expected to be recognized over a weighted average period of 0.8 years.

Stock Repurchase Program

On April 27, 2005, our Board of Directors authorized the repurchase of up to 666,666 outstanding shares of our common stock. As of December 31, 2017, the maximum number of shares remaining that can be repurchased under this program was 602,467.  The Company does not intend to repurchase shares without a pre-approval from its Board of Directors.

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

Our Board adopted the Section 382 Tax Benefits Preservation Plan in an effort to diminish the risk that the Company’s ability to utilize its net operating loss carryovers (collectively, the “NOLs”) to reduce potential future federal income tax obligations may become substantially limited. Under the Internal Revenue Code of 1986, as amended (the “Code”), and the regulations promulgated thereunder by the U.S. Treasury Department, these NOLs may be “carried forward” in certain circumstances to offset any current and future taxable income and thus reduce federal income tax liability, subject to certain requirements and restrictions. However, if the Company experiences an “ownership change,” within the meaning of Section 382 of the Code (“Section 382”), its ability to utilize the NOLs may be substantially limited, and the timing of the usage of the NOLs could be substantially delayed, which could therefore significantly impair the value of those assets. Section 382 and the Treasury regulations thereunder make the Company’s commercial risk from a Section 382 limitation triggering event particularly acute given the relative size of its current cash on hand to its market capitalization. As applied to the Company’s current cash position and current market capitalization, if the Company was to currently experience an ownership change, it would be subject to Section 382’s “non-business asset” limitation which would result in the Company permanently losing all $141 million of its NOLs.

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

Note 9. Income Taxes

The components of our Loss before income taxes are as follows (in thousands):

	Year Ended December 31,
	2017	2016
United States	$(1,541)	$(16,463)
Foreign	619	530
Total	$(922)	$(15,933)

The provision for income taxes from continuing operations consisted of the following (in thousands):

	Year Ended December 31,
Current:	2017	2016
Federal	$(79)	$—
State	13	3
Foreign	85	287
Total Current	$19	$290
Deferred
Federal	$—	$—
State	—	—
Foreign	585	17
Total Deferred	$585	$17
Provision for income taxes	$604	$307

The reconciliation of the Federal statutory income tax rate to our effective income tax rate is as follows (in thousands):

	Year Ended December 31,
	2017	2016
Provision at Federal statutory rate	$(322)	$(5,517)
State taxes	13	3
Permanent differences/other	581	156
Tax Cuts and Jobs Act of 2017 Rate Change	22,714	-
Stock-based compensation	365	1,157
Federal valuation allowance (used) provided	(22,747)	4,508
Provision for income taxes	$604	$307

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.   Significant components of our deferred tax assets and liabilities are as follows (in thousands):

	December 31,
	2017	2016
Deferred Tax Assets
Fixed assets	$64	$133
Deferred revenue	-	39
Accruals and reserves	147	324
Stock options	196	945
Net operating loss carryforwards	35,254	48,852
Federal and state credits	3,461	3,320
Foreign credits	165	156
Intangible assets	2,442	4,167
Research and development expense	2,542	4,347
Gross deferred tax assets	44,271	62,283
Valuation allowance	(44,100)	(62,079)
Total deferred tax assets	171	204
Deferred Tax Liabilities	(543)	—
Net deferred tax asset/liabilities	(372)	204

ASC 740, Income Taxes, provides for the recognition of deferred tax assets if realization of such assets is more likely than not to occur. Based on management’s review of both the positive and negative evidence, which includes our historical operating performance, reported cumulative net losses since inception and difficulty in accurately forecasting its results, the Company has concluded that it is not more likely than not that the Company will be able to realize all the Company’s U.S. deferred tax assets.  Therefore, the Company has provided a full valuation allowance against its U.S. deferred tax assets.

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

Based on management’s review discussed above, the realization of deferred tax assets is dependent on improvements over present levels of pre-tax income.  Until the Company is consistently profitable in the U.S., it will not realize its deferred tax assets.

On December 22, 2017, the Tax Cuts and Jobs Act of 2017 (“Tax Act”) was signed into law making significant changes to the Internal Revenue Code. Changes include, but are not limited to, a corporate tax rate decrease from 35% to 21% effective for tax years beginning after December 31, 2017, the transition of U.S international taxation from a worldwide tax system to a territorial system, and a one-time transition tax on the mandatory deemed repatriation of cumulative foreign earnings as of December 31, 2017. The Company has calculated its best estimate of the impact of the Tax Act in its year end income tax provision in accordance with its understanding of the Tax Act and guidance available as of the date of this filing. The Company has evaluated these changes and, as a result of the decrease in tax rate, has recorded a provisional decrease to net deferred tax assets of $22.7 million with a corresponding decrease to valuation allowance.

Due to the complexities involved in accounting for the recently enacted Tax Act, the U.S. Securities and Exchange Commission’s Staff Accounting Bulletin (“SAB”) 118 requires that the Company include in its financial statements a reasonable estimate of the impact of the Tax Act on earnings to the extent such estimate has been determined.  Pursuant to the SAB118, the Company is allowed a measurement period of up to one year after the enactment date of the Tax Act to finalize the recording of the related tax impacts.  The final impact of the Company from the Tax Act may differ from the aforementioned estimates due to the complexity of calculating and supporting with primary evidence, changes in interpretations of the Tax Act, future legislative action to address questions that arise because of the Tax Act, changes in accounting standards for income taxes on related interpretations in response to the Tax Act, or any updates or changes to estimate the Company has utilized to calculate the reasonable estimate.  The Company will continue to evaluate the impact of the Tax Act and will record any resulting tax adjustments during 2018.

Beginning in 2018, the Tax Act provides a 100% deduction for dividends received from 10-percent owned foreign corporations by U.S. corporate shareholders, subject to a one-year holding period. Although dividend income is now exempt from U.S. federal tax in the hands of the U.S. corporate shareholders, companies must still apply the guidance of ASC 740-30-25-18 to account for the tax consequences of outside basis differences and other tax impacts of their investments in non-U.S. subsidiaries. Deferred income taxes have not been provided on the cumulative undistributed earnings of foreign subsidiaries except for a change in assertion at December 31, 2017 for Support.com India Private Ltd. The amount of cumulative undistributed Indian subsidiary’s earnings at December 31, 2017 for which the Company is changing its assertion under ASC 740-30-25 is $2.67 million. Under the Tax Cuts and Jobs Act of 2017, all foreign subsidiaries’ accumulated earnings through December 31, 2017 has been included in U.S. taxable income. As such, the only tax related to the Indian subsidiary remittance would be a dividend distribution tax of $543,000.

The Transition Tax on unrepatriated foreign earnings is a tax on previously untaxed accumulated and current earnings and profits (“E&P”) of the Company’s foreign subsidiaries. To determine the amount of the Transition Tax, the Company must determine, among other factors, the amount of post-1986 E&P of its foreign subsidiaries, as well as the amount of non-U.S. income taxes paid on such earnings. The Company was able to make a reasonable estimate of its previously untaxed accumulated and current earnings and profits and has concluded that such amount is an accumulated deficit; therefore, no Transition Tax results.

The net valuation allowance decreased and increased by approximately $18.0 million and $4.8 million during the years ended December 31, 2017 and 2016, respectively. As of December 31, 2017, the Company had Federal and state net operating loss carryforwards of approximately $141.0 million and $72.1 million, respectively. The Federal net operating loss and credit carryforwards will expire at various dates beginning in 2020 through 2037, if not utilized. The state net operating loss carryforwards will expire at various dates beginning in 2018 through 2037, if not utilized. As a result of the adoption of ASU 2016-09 in fiscal 2017, the Company recorded a cumulative effect adjustment to increase deferred tax assets and a corresponding increase to valuation allowance from stock-based compensation which had not been previously recognized. As such there was no cumulative effect to retained earnings adjustment required.

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

A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows (in thousands):

	Year Ended December 31,
	2017	2016
Balance at beginning of year	$2,285	$2,368
Increase related to prior year tax positions	26	8
Decrease related to prior year tax positions	—	(4)
Increase related to current year tax positions	—	82
Settlements with tax authorities	(82)	—
Decrease related to lapse of statute of limitations	—	(169)
Balance at end of year	$2,229	$2,285

The Company’s total amounts of unrecognized tax benefits that, if recognized, that would affect its tax rate are $0.2 million and $0.3 million as of December 31, 2017 and 2016, respectively.

The Company’s policy is to include interest and penalties related to unrecognized tax benefits within its provision for (benefit from) income taxes. The Company had $158,000 accrued for payment of interest and penalties related to unrecognized tax benefits as of December 31, 2017.  The Company had $176,000 accrued for payment of interest and penalties related to unrecognized tax benefit as of December 31, 2016.

As of December 31, 2017, the amount of recognized tax benefit where it is reasonably possible that a significant change may occur in the next 12 months is approximately $133,000. The change would result from a settlement with the tax authorities in a foreign jurisdiction.

The Company files federal, state and foreign income tax returns in jurisdictions with varying statutes of limitations. Due to its net operating loss carryforwards, the Company’s income tax returns generally remain subject to examination by federal and most state authorities. In our foreign jurisdictions, the 2008 through 2017 tax years remain subject to examination by their respective tax authorities.

We are required to make periodic filings in the jurisdictions where we are deemed to have a presence for tax purposes. We have undergone audits in the past and have paid assessments arising from these audits. Our India entity was issued notices of income tax assessment pertaining to the 2004-2009 fiscal years.  The notices claimed that the transfer price used in our inter-company agreements resulted in understated income in our Indian entity. During the fourth quarter of 2014, the Company re-evaluated the probability of its tax position and recorded an ASC 740-10 reserve related to India transfer pricing. As of December 31, 2017, the ASC 740-10 reserve for India transfer pricing totals $272,000.  The Company’s tax position related to India has not changed in 2017 aside from an additional $3,000 increase to the reserve representing accrued interest.  Separately, the Company settled its Advanced Pricing Agreement with the Indian tax authorities on July 25, 2017. As a result of this settlement, the Company no longer records an ASC 740-10 reserve related to the APA.

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

As disclosed in the Company’s current report on Form 8-K filed on September 18th 2017, the Company changed its independent registered public accountants effective for the fiscal year ending December 31, 2017.  There were no disagreements or reportable events related to the change in accountants.

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

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting during the fourth quarter of 2017 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Under the supervision and with the participation of our management, including our CEO and CFO, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework). As part of this evaluation, management established an internal control project team, engaged outside consultants and adopted a project work plan to document and assess the adequacy of our internal control over financial reporting, address any control deficiencies that were identified, and to validate through testing that the controls are functioning as documented. Based on the results of this evaluation, our management has concluded that our internal control over financial reporting was effective as of December 31, 2017 to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external reporting purposes in accordance with generally accepted accounting principles. We reviewed the results of management’s assessment with the Audit Committee of Support.com’s Board of Directors.

This report does not include an auditors' report on the effectiveness of internal control over financial reporting due to SEC rules that exempt smaller reporting companies such as Support.com from providing such a report.

/s/ RICHARD A. BLOOM
RICHARD A. BLOOM Interim President and Chief Executive Officer

/s/ RICHARD A. BLOOM
RICHARD A. BLOOM Principal Financial Officer

ITEM 9B.	OTHER INFORMATION.

None.
PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

The information required by Item 10 of Form 10-K with respect to Item 401 of Regulation S-K regarding our directors is incorporated herein by reference from the information contained in the section entitled “Directors and Nominees” in our definitive Proxy Statement for the 2017 Annual Meeting of Stockholders (the “Proxy Statement”), a copy of which will be filed with the Securities and Exchange Commission.

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

We have adopted a Code of Ethics and Business Conduct for Employees, Officers and Directors which is applicable to all of our directors, executive officers and employees, including our Chief Executive Officer and Chief Financial Officer (our principal executive officer and principal financial and accounting officer, respectively). The Code of Ethics and Business Conduct for Employees, Officers and Directors is available on our website at http://www.support.com/about/investor-relations/corporategovernance. A copy of the Code of Ethics and Business Conduct for Employees, Officers and Directors will be provided without charge to any person who requests it by writing to Support.com, Inc., Investor Relations, 1200 Crossman Ave., Ste 210, Sunnyvale, CA  94089, or telephoning 1-650-556-9440. We will disclose on our website amendments to or waivers from our Code of Ethics and Business Conduct applicable to our directors or executive officers, including our Chairman, our Chief Executive Officer and our Chief Financial Officer, in accordance with all applicable laws and regulations.

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
3.5
Certificate of Designation of Series B Junior Participating Preferred Stock, as filed with the Secretary of State of Delaware on April 21, 2016 (incorporated by reference to Exhibit 3.1 of Support.com’s current report on Form 8-K filed with the SEC on April 21, 2016)

3.6
Certificate of Amendment to the Restated Certificate of Incorporation of the Company effective January 20, 2017, filed on January 13, 2017 (incorporated by reference to Exhibit 3.1 of Support.com’s current report on Form 8-K filed with the SEC on January 13, 2017

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

10.1*	Support.com’s amended and restated 2010 Equity and Incentive Compensation Plan (incorporated by reference to Exhibit 4.1 of Support.com’s current report on Form 8-K filed with the SEC on May 21, 2010)
10.2*	Support.com’s 2011 Employee Stock Purchase Plan (incorporated by reference to Annex A of Support.com’s definitive proxy statement for Support.com’s 2011 annual meeting of stockholders)
10.3*	Support.com’s 2014 Inducement Award Plan (incorporated by reference to Exhibit 10.2 of Support.com’s current report on Form 8-K filed with the SEC on May 19, 2014)
10.4*	Form of Directors’ and Officers’ Indemnification Agreement (incorporated by reference to Exhibit 10.4 of Support.com’s registration statement on Form S-1 filed with the SEC on February 18, 2000)
10.5*	Form of Stock Option Grant Notification for Officers and Employees (incorporated by reference to Exhibit 10.1(a) of Support.com’s quarterly report on Form 10-Q filed on November 5, 2009).
10.6	Sublease Agreement with TYCO Healthcare Group LP dated June 7, 2012 (incorporated by reference to Exhibit 10.1 of Support.com’s quarterly report on form 10-Q filed with the SEC on August 8, 2012).
10.7
Master Services Agreement Call Handling Services between Comcast and Support.com, effective as of October 1, 2013 (incorporated by reference to Exhibit 10.19 of Support.com’s annual report on Form 10-K filed with the SEC on March 7, 2014) (1)

10.8
Statement of Work Number 1 to Master Services Agreement Call Handling Services between Comcast and Support.com, effective as of October 1, 2013 (incorporated by reference to Exhibit 10.20 of Support.com’s annual report on Form 10-K filed with the SEC on March 7, 2014) (1)

10.9
Change Management Form Number 1 under Statement of Work Number 1 to Master Services Agreement Call Handling Services between Comcast and Support.com, effective as of December 22, 2013 (incorporated by reference to Exhibit 10.24 of Support.com’s annual report on Form 10-K filed with the SEC on March 7, 2014 (1)

10.10
Amendment Number 1 to Statement of Work Number 1 to Master Services Agreement Call Handling Services between Comcast and Support.com, effective as of December 31, 2013 (incorporated by reference to Exhibit 10.21 of Support.com’s annual report on Form 10-K filed with the SEC on March 7, 2014)

10.11
Statement of Work Number 2 to Master Services Agreement Call Handling Services between Comcast and Support.com, effective as of December 31, 2013 (incorporated by reference to Exhibit 10.22 of Support.com’s annual report on Form 10-K filed with the SEC on March 7, 2014) (1)

10.12
Statement of Work Number 3 to Master Services Agreement Call Handling Services between Comcast and Support.com, effective as of March 21, 2014 (incorporated by reference to Exhibit 10.3 of Support.com’s quarterly report on Form 10-Q filed with the SEC on May 8, 2014) (1)

10.13
Change Management Form Number 2 under Statement of Work Number 1 to Master Services Agreement Call Handling Services between Comcast and Support.com, effective as of February 27, 2014 (incorporated by reference to Exhibit 10.1 of Support.com’s quarterly report on Form 10-Q filed with the SEC on May 8, 2014) (1)

10.14
Change Management Form Number 3 under Statement of Work Number 1 to Master Services Agreement Call Handling Services between Comcast and Support.com, effective as of March 4, 2014 (incorporated by reference to Exhibit 10.2 of Support.com’s quarterly report on Form 10-Q filed with the SEC on May 8, 2014) (1)

10.15
First Change Management Form to Statement of Work Number 3 to Master Services Agreement Call Handling Services between Comcast and Support.com, effective as of June 4, 2014 (incorporated by reference to Exhibit 10.1 of Support.com’s current report on Form 8-K filed with the SEC on June 11, 2014)

10.16
Reseller Agreement between Comcast and Support.com, effective as of June 6, 2014 (incorporated by reference to Exhibit 10.1 of Support.com’s current report on Form 8-K filed with the SEC on June 18, 2014) (1)

10.17
Change Management Form Number 4 under Statement of Work Number 1 to Master Services Agreement Call Handling Services between Comcast and Support.com, effective as of September 17, 2014 (incorporated by reference to Exhibit 10.1 of Support.com’s current report on Form 8-K filed with the SEC on October 6, 2014) (1)

10.18
Change Management Form Number 5 under Statement of Work Number 1 to Master Services Agreement Call Handling Services between Comcast and Support.com, effective as of September 18, 2014 (incorporated by reference to Exhibit 10.2 of Support.com’s current report on Form 8-K filed with the SEC on October 6, 2014) (1)

10.19
Statement of Work Number 4 to Master Services Agreement Call Handling Services between Comcast and Support.com, effective as of February 6, 2015 (incorporated by reference to Exhibit 10.1 of Support.com’s current report on Form 8-K filed with the SEC on February 18, 2015) (1)

10.20
Compensatory Arrangement between Support.com and Jim Stephens for his term as Executive Chairman and Interim CEO commencing March 25, 2014 incorporated by reference to Support.com’s current report on Form 8-K filed with the SEC on March 14, 2014

10.21
Change Management Form Number 6 under Statement of Work Number 3 to Master Services Agreement Call Handling Services between Comcast and Support.com, effective as of April 6, 2015 (incorporated by reference to Exhibit 10.2 of Support.com’s current report on Form 8-K filed with the SEC on April 9, 2015) (1)

10.22
Amendment Number 1 to Statement of Work Number 3 to Master Services Agreement Call Handling Services between Comcast and Support.com, effective as of June 2, 2015 (incorporated by reference to Exhibit 10.2 of Support.com’s current report on Form 8-K filed with the SEC on July 2, 2015)

10.23
Change Management Form Number 6 under Statement of Work Number 1 to Master Services Agreement Call Handling Services between Comcast and Support.com, effective as of November 18, 2015 (incorporated by reference to Exhibit 10.1 of Support.com’s current report on Form 8-K filed with the SEC on November 24, 2015) (1)

10.24
Change Management Form Number 7 under Statement of Work Number 3 to Master Services Agreement Call Handling Services between Comcast and Support.com, effective as of November 18, 2015 (incorporated by reference to Exhibit 10.2 of Support.com’s current report on Form 8-K filed with the SEC on November 24, 2015) (1)

10.25	Form of Directors’ and Officers’ Indemnification Agreement (incorporated by reference to Exhibit 10.1 of Support.com’s current report on Form 8-K filed with the SEC on December 10, 2015).
10.26
Change Management Form Number 1 to Master Services Agreement Call Handling Services between Comcast and Support.com, effective as of December 15, 2015 (incorporated by reference to Exhibit 10.1 of Support.com’s current report on Form 8-K filed with the SEC on December 16, 2015) (1)

10.27
Amendment to Master Services Agreement Call Handling Services between Comcast and Support.com, Inc. effective as of May 23, 2016 (incorporated by reference to Exhibit 10.1 of Support.com’s current report on Form 8-K filed with the SEC on May 26, 2016)

10.28
Change Management Form #8 to Statement of Work #1, between Comcast and Company, signed June 2, 2016 (incorporated by reference to Exhibit 10.1 of Support.com’s current report on Form 8-K filed with the SEC on June 7,  2016) (1)

10.29
Change Management Form #8 to Statement of Work #3, between Comcast and Company, signed June 2, 2016 (incorporated by reference to Exhibit 10.2 of Support.com’s current report on Form 8-K filed with the SEC on June 7, 2016) (1)

10.30
Change Management Form #9 to Statement of Work #3, between Comcast and Support.com, signed July 13, 2016 (incorporated by reference to Exhibit 10.1 of Support.com’s current report on Form 8-K filed with the SEC on July 29, 2016) (1)

10.31
Separation Agreement and General Release, dated October 31, 2016, by and between Support.com, Inc. and Elizabeth M. Cholawsky (incorporated by reference to Exhibit 10.1 of Support.com’s current report on Form 8-K filed with the SEC on November 1, 2016)

10.32
Change Management Form #7 to Statement of Work #1, between Comcast and Company, signed December 9, 2016 (incorporated by reference to Exhibit 10.1 of Support.com’s current report on Form 8-K filed with the SEC on December 20, 2016) (1)

10.33
Change Management Form #10 to Statement of Work #3, between Comcast and Support.com, signed December 9, 2016 (incorporated by reference to Exhibit 10.2 of Support.com’s current report on Form 8-K filed with the SEC on December 20, 2016) (1)

10.34
Lease Agreement between HCP LS Redwood City, LLC and the Company dated December 20, 2016 (incorporated by reference to Exhibit 10.36 of Support.com’s annual report on Form 10-K filed with the SEC on March 7, 2017)

10.35*
Employment Offer Letter between Rick Bloom and Support.com, Inc., dated December 21, 2016 and effective as of October 28, 2016 ((incorporated by reference to Exhibit 10.1 of Support.com’s current report on Form 8-K filed with the SEC on December 22, 2016)

10.36
Change Management Form #11 to Statement of Work #3, between Comcast and Company, signed February 6, 2017 (incorporated by reference to Exhibit 10.1 of Support.com’s Form 8-K filed with the SEC on February 10, 2017) (1)

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

c)	Financial Statement Schedules.

No schedules have been filed because the information required to be set forth therein is not applicable or is shown in the financial statements or related notes included as part of this report.

SIGNATURES

Pursuant to the requirements of the Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on this 15th day of March, 2018.

SUPPORT.COM, INC.

By:	/s/ RICHARD A. BLOOM
Richard A. Bloom
Interim President and Chief Executive Officer

POWER OF ATTORNEY

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Rick Bloom and each of them individually, as his or her attorney-in-fact, each with full power of substitution, for him or her in any and all capacities, to sign any and all amendments to this Report on Form 10-K, and to file the same, with exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, hereby ratifying and confirming all that said attorney-in-fact, or his or her substitute, may do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated:

Signature	Title	Date

/s/ Richard A. Bloom	Interim President and Chief Executive Officer and	March 22, 2018
Interim President and Chief Executive	Director
Officer	(Principal Executive Officer)

/s/ Richard A. Bloom	Principal Financial Officer	March 22, 2018
Richard A. Bloom	(Principal Accounting Officer)

/s/ JOSHUA E. SCHECHTER	Chairman of the Board of Directors	March 22, 2018
Joshua E. Schechter

/s/ ERIC SINGER	Director	March 22, 2018
Eric Singer

/s/ BRADLEY L. RADOFF	Director	March 22, 2018
Bradley L. Radoff

/s/ BRIAN J. KELLEY	Director	March 22, 2018
Brian J. Kelley

EXHIBIT INDEX

Exhibit	Description of Document
3.1	Restated Certificate of Incorporation, as amended (incorporated by reference to Exhibit 3.1 of Support.com’s annual report on Form 10-K for the year ended December 31, 2001)
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
3.5
Certificate of Designation of Series B Junior Participating Preferred Stock, as filed with the Secretary of State of Delaware on April 21, 2016 (incorporated by reference to Exhibit 3.1 of Support.com’s current report on Form 8-K filed with the SEC on April 21, 2016)

3.6
Certificate of Amendment to the Restated Certificate of Incorporation of the Company effective January 20, 2017, filed on January 13, 2017 (incorporated by reference to Exhibit 3.1 of Support.com’s current report on Form 8-K filed with the SEC on January 13, 2017

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

10.1*	Support.com’s amended and restated 2010 Equity and Incentive Compensation Plan (incorporated by reference to Exhibit 4.1 of Support.com’s current report on Form 8-K filed with the SEC on May 21, 2010)
10.2*	Support.com’s 2011 Employee Stock Purchase Plan (incorporated by reference to Annex A of Support.com’s definitive proxy statement for Support.com’s 2011 annual meeting of stockholders)
10.3*	Support.com’s 2014 Inducement Award Plan (incorporated by reference to Exhibit 10.2 of Support.com’s current report on Form 8-K filed with the SEC on May 19, 2014)
10.4*	Form of Directors’ and Officers’ Indemnification Agreement (incorporated by reference to Exhibit 10.4 of Support.com’s registration statement on Form S-1 filed with the SEC on February 18, 2000)
10.5*	Form of Stock Option Grant Notification for Officers and Employees (incorporated by reference to Exhibit 10.1(a) of Support.com’s quarterly report on Form 10-Q filed on November 5, 2009).
10.6	Sublease Agreement with TYCO Healthcare Group LP dated June 7, 2012 (incorporated by reference to Exhibit 10.1 of Support.com’s quarterly report on form 10-Q filed with the SEC on August 8, 2012).
10.7
Master Services Agreement Call Handling Services between Comcast and Support.com, effective as of October 1, 2013 (incorporated by reference to Exhibit 10.19 of Support.com’s annual report on Form 10-K filed with the SEC on March 7, 2014) (1)

10.8
Statement of Work Number 1 to Master Services Agreement Call Handling Services between Comcast and Support.com, effective as of October 1, 2013 (incorporated by reference to Exhibit 10.20 of Support.com’s annual report on Form 10-K filed with the SEC on March 7, 2014) (1)

10.9
Change Management Form Number 1 under Statement of Work Number 1 to Master Services Agreement Call Handling Services between Comcast and Support.com, effective as of December 22, 2013 (incorporated by reference to Exhibit 10.24 of Support.com’s annual report on Form 10-K filed with the SEC on March 7, 2014 (1)

10.10
Amendment Number 1 to Statement of Work Number 1 to Master Services Agreement Call Handling Services between Comcast and Support.com, effective as of December 31, 2013 (incorporated by reference to Exhibit 10.21 of Support.com’s annual report on Form 10-K filed with the SEC on March 7, 2014)

10.11
Statement of Work Number 2 to Master Services Agreement Call Handling Services between Comcast and Support.com, effective as of December 31, 2013 (incorporated by reference to Exhibit 10.22 of Support.com’s annual report on Form 10-K filed with the SEC on March 7, 2014) (1)

10.12
Statement of Work Number 3 to Master Services Agreement Call Handling Services between Comcast and Support.com, effective as of March 21, 2014 (incorporated by reference to Exhibit 10.3 of Support.com’s quarterly report on Form 10-Q filed with the SEC on May 8, 2014) (1)

10.13
Change Management Form Number 2 under Statement of Work Number 1 to Master Services Agreement Call Handling Services between Comcast and Support.com, effective as of February 27, 2014 (incorporated by reference to Exhibit 10.1 of Support.com’s quarterly report on Form 10-Q filed with the SEC on May 8, 2014) (1)

10.14
Change Management Form Number 3 under Statement of Work Number 1 to Master Services Agreement Call Handling Services between Comcast and Support.com, effective as of March 4, 2014 (incorporated by reference to Exhibit 10.2 of Support.com’s quarterly report on Form 10-Q filed with the SEC on May 8, 2014) (1)

10.15
First Change Management Form to Statement of Work Number 3 to Master Services Agreement Call Handling Services between Comcast and Support.com, effective as of June 4, 2014 (incorporated by reference to Exhibit 10.1 of Support.com’s current report on Form 8-K filed with the SEC on June 11, 2014)

10.16
Reseller Agreement between Comcast and Support.com, effective as of June 6, 2014 (incorporated by reference to Exhibit 10.1 of Support.com’s current report on Form 8-K filed with the SEC on June 18, 2014) (1)

10.17
Change Management Form Number 4 under Statement of Work Number 1 to Master Services Agreement Call Handling Services between Comcast and Support.com, effective as of September 17, 2014 (incorporated by reference to Exhibit 10.1 of Support.com’s current report on Form 8-K filed with the SEC on October 6, 2014) (1)

10.18
Change Management Form Number 5 under Statement of Work Number 1 to Master Services Agreement Call Handling Services between Comcast and Support.com, effective as of September 18, 2014 (incorporated by reference to Exhibit 10.2 of Support.com’s current report on Form 8-K filed with the SEC on October 6, 2014) (1)

10.19
Statement of Work Number 4 to Master Services Agreement Call Handling Services between Comcast and Support.com, effective as of February 6, 2015 (incorporated by reference to Exhibit 10.1 of Support.com’s current report on Form 8-K filed with the SEC on February 18, 2015) (1)

10.20
Compensatory Arrangement between Support.com and Jim Stephens for his term as Executive Chairman and Interim CEO commencing March 25, 2014 incorporated by reference to Support.com’s current report on Form 8-K filed with the SEC on March 14, 2014

10.21
Change Management Form Number 6 under Statement of Work Number 3 to Master Services Agreement Call Handling Services between Comcast and Support.com, effective as of April 6, 2015 (incorporated by reference to Exhibit 10.2 of Support.com’s current report on Form 8-K filed with the SEC on April 9, 2015) (1)

10.22
Amendment Number 1 to Statement of Work Number 3 to Master Services Agreement Call Handling Services between Comcast and Support.com, effective as of June 2, 2015 (incorporated by reference to Exhibit 10.2 of Support.com’s current report on Form 8-K filed with the SEC on July 2, 2015)

10.23
Change Management Form Number 6 under Statement of Work Number 1 to Master Services Agreement Call Handling Services between Comcast and Support.com, effective as of November 18, 2015 (incorporated by reference to Exhibit 10.1 of Support.com’s current report on Form 8-K filed with the SEC on November 24, 2015) (1)

10.24
Change Management Form Number 7 under Statement of Work Number 3 to Master Services Agreement Call Handling Services between Comcast and Support.com, effective as of November 18, 2015 (incorporated by reference to Exhibit 10.2 of Support.com’s current report on Form 8-K filed with the SEC on November 24, 2015) (1)

10.25	Form of Directors’ and Officers’ Indemnification Agreement (incorporated by reference to Exhibit 10.1 of Support.com’s current report on Form 8-K filed with the SEC on December 10, 2015).
10.26
Change Management Form Number 1 to Master Services Agreement Call Handling Services between Comcast and Support.com, effective as of December 15, 2015 (incorporated by reference to Exhibit 10.1 of Support.com’s current report on Form 8-K filed with the SEC on December 16, 2015) (1)

10.27
Amendment to Master Services Agreement Call Handling Services between Comcast and Support.com, Inc. effective as of May 23, 2016 (incorporated by reference to Exhibit 10.1 of Support.com’s current report on Form 8-K filed with the SEC on May 26, 2016)

10.28
Change Management Form #8 to Statement of Work #1, between Comcast and Company, signed June 2, 2016 (incorporated by reference to Exhibit 10.1 of Support.com’s current report on Form 8-K filed with the SEC on June 7,  2016) (1)

10.29
Change Management Form #8 to Statement of Work #3, between Comcast and Company, signed June 2, 2016 (incorporated by reference to Exhibit 10.2 of Support.com’s current report on Form 8-K filed with the SEC on June 7, 2016) (1)

10.30
Change Management Form #9 to Statement of Work #3, between Comcast and Support.com, signed July 13, 2016 (incorporated by reference to Exhibit 10.1 of Support.com’s current report on Form 8-K filed with the SEC on July 29, 2016) (1)

10.31
Separation Agreement and General Release, dated October 31, 2016, by and between Support.com, Inc. and Elizabeth M. Cholawsky (incorporated by reference to Exhibit 10.1 of Support.com’s current report on Form 8-K filed with the SEC on November 1, 2016)

10.32
Change Management Form #7 to Statement of Work #1, between Comcast and Company, signed December 9, 2016 (incorporated by reference to Exhibit 10.1 of Support.com’s current report on Form 8-K filed with the SEC on December 20, 2016) (1)

10.33
Change Management Form #10 to Statement of Work #3, between Comcast and Support.com, signed December 9, 2016 (incorporated by reference to Exhibit 10.2 of Support.com’s current report on Form 8-K filed with the SEC on December 20, 2016) (1)

10.34
Lease Agreement between HCP LS Redwood City, LLC and the Company dated December 20, 2016 (incorporated by reference to Exhibit 10.36 of Support.com’s annual report on Form 10-K filed with the SEC on March 7, 2017)

10.35*
Employment Offer Letter between Rick Bloom and Support.com, Inc., dated December 21, 2016 and effective as of October 28, 2016 ((incorporated by reference to Exhibit 10.1 of Support.com’s current report on Form 8-K filed with the SEC on December 22, 2016)

10.36
Change Management Form #11 to Statement of Work #3, between Comcast and Company, signed February 6, 2017 (incorporated by reference to Exhibit 10.1 of Support.com’s Form 8-K filed with the SEC on February 10, 2017) (1)

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