Form 10-Q
period 2018-03-31
Support.com, Inc.
filed 2018-05-08
CIK 1104855

UNITED STATES
 SECURITIES AND EXCHANGE COMMISSION
 Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2018

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

Commission File No. 000-30901

SUPPORT.COM, INC.
 (Exact Name of Registrant as Specified in Its Charter)

Delaware	94-3282005
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

1200 Crossman Avenue, Suite 210-240
Sunnyvale, CA, 94089

(Address of Principal Executive Offices)
(Zip Code)

Registrant’s Telephone Number, Including Area Code: (650) 556-9440

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.           Yes  ☒     No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

On April 30, 2018, 18,735,055 shares of the Registrant’s Common Stock, $0.0001 par value, were outstanding.

SUPPORT.COM, INC.

FORM 10-Q

QUARTERLY PERIOD ENDED MARCH 31, 2018

Index
PART I.	FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS (UNAUDITED)

 SUPPORT.COM, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share data)

	March 31, 2018	December 31, 2017
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$19,675	$18,050
Short-term investments	27,896	31,183
Accounts receivable, net	11,715	11,951
Prepaid expenses and other current assets	957	802
Total current assets	60,243	61,986
Property and equipment, net	1,148	1,133
Intangible assets, net	250	250
Other assets	820	984

Total assets	$62,461	$64,353

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$311	$504
Accrued compensation	2,440	3,157
Other accrued liabilities	1,358	1,330
Short-term deferred revenue	1,681	2,006
Total current liabilities	5,790	6,997
Long-term deferred revenue	-	13
Other long-term liabilities	749	885
Total liabilities	6,539	7,895
Commitments and contingencies (Note 3)
Stockholders’ equity:
Common stock; par value $0.0001, 50,000,000 shares authorized; 19,211,826 issued and 18,728,912 outstanding at March 31, 2018 and December 31, 2017	2	2
Additional paid-in capital	268,233	267,857
Treasury stock, at cost (482,914 shares at March 31, 2018 and December 31, 2017)	(5,297)	(5,297)
Accumulated other comprehensive loss	(2,254)	(2,108)
Accumulated deficit	(204,762)	(203,996)
Total stockholders’ equity	55,922	56,458

Total liabilities and stockholders’ equity	$62,461	$64,353

See accompanying notes.

Index
SUPPORT.COM, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share amounts)
(Unaudited)

	Three Months Ended March 31,
	2018	2017
Revenue:
Services	$15,200	$12,915
Software and other	1,322	1,375
Total revenue	16,522	14,290
Cost of revenue:
Cost of services	14,111	11,211
Cost of software and other	55	94
Total cost of revenue	14,166	11,305
Gross profit	2,356	2,985
Operating expenses:
Research and development	711	923
Sales and marketing	550	807
General and administrative	2,146	2,616
Amortization of intangible assets and other	—	10
Total operating expenses	3,407	4,356
Loss from operations	(1,051)	(1,371)
Interest income and other, net	205	133
Loss before income taxes	(846)	(1,238)
Income tax (benefit) provision	(80)	48
Net loss	$(766)	$(1,286)
Basic and diluted earnings per share:
Net loss	$(0.04)	$(0.07)
Shares used in computing basic net loss per share	18,729	18,557
Shares used in computing diluted net loss per share	18,729	18,557

See accompanying notes.

Index
SUPPORT.COM, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(in thousands)
(Unaudited)

	Three Months Ended March 31,
	2018	2017
Net loss	$(766)	$(1,286)

Other comprehensive income:
Change in foreign currency translation adjustment	90	144
Change in net unrealized gain on investments	56	4
Other comprehensive income	146	148

Comprehensive loss	$(620)	$(1,138)

See accompanying notes.

Index
SUPPORT.COM, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)
(Unaudited)

	Three Months Ended March 31,
	2018	2017
Operating Activities:
Net loss	$(766)	$(1,286)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	159	185
Amortization of premiums and discounts on investments	18	32
Amortization of intangible assets and other	-	10
Stock-based compensation	376	90
Changes in assets and liabilities:
Accounts receivable, net	236	(657)
Prepaid expenses and other current assets	(157)	234
Other long-term assets	150	11
Accounts payable	(193)	(63)
Accrued compensation	(718)	(1,008)
Other accrued liabilities	27	(376)
Other long-term liabilities	(143)	15
Deferred revenue	(338)	99
Net cash used in operating activities	(1,349)	(2,714)

Investing Activities:
Purchases of property and equipment	(174)	(31)
Purchases of investments	(2,481)	(5,173)
Maturities of investments	5,694	12,733
Net cash provided by investing activities	3,039	7,529
Effect of exchange rate changes on cash and cash equivalents	(65)	118
Net increase in cash and cash equivalents	1,625	4,933
Cash and cash equivalents at beginning of period	18,050	16,890
Cash and cash equivalents at end of period	$19,675	$21,823

Supplemental schedule of cash flow information:
Income taxes paid	$47	$36

See accompanying notes.

Index
SUPPORT.COM, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 1. Significant Accounting Policies

Basis of Presentation

The accompanying unaudited interim condensed consolidated financial statements include the accounts of Support.com, Inc. (the “Company”, “Support.com”, “We” or “Our”) and its wholly owned subsidiaries. All intercompany balances and transactions have been eliminated. The condensed consolidated balance sheet as of March 31, 2018 and the consolidated statements of operations and comprehensive loss for the three months ended March 31, 2018 and 2017 and the consolidated statements of cash flows for the three months ended March 31, 2018 and 2017 are unaudited. In the opinion of management, these unaudited interim condensed consolidated financial statements reflect all adjustments (consisting of normal recurring adjustments) that are necessary for a fair presentation of the results for, and as of, the periods shown. The results of operations for such periods are not necessarily indicative of the results expected for the full fiscal year or for any future period. The condensed consolidated balance sheet information as of December 31, 2017 is derived from audited financial statements as of that date. These financial statements have been prepared based upon Securities and Exchange Commission (“SEC”) rules that permit reduced disclosure for interim periods. For a more complete discussion of significant accounting policies and certain other information, these unaudited interim condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2017, filed with the SEC on March 22, 2018.

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

Revenue Recognition

On January 1, 2018, the Company adopted Financial Accounting Standards Board ("FASB") Accounting Standards Codification Topic 606, Revenue from Contracts with Customers (“ASC 606"). As a result, the Company has changed its accounting policy for revenue recognition and applied ASC 606 using the modified retrospective method. Typically, this approach would result in recognizing the cumulative effect of initially applying ASC 606 as an adjustment to the opening retained earnings at January 1, 2018, while prior period amounts are not adjusted and continue to be reported in accordance with the Company's historic revenue recognition methodology under ASC 605, Revenue Recognition. Based on our assessment of the guidance in ASC 606, the Company did not have a material change in financial position, results of operations, or cash flows and therefore there is no cumulative impact recorded to opening retained earnings. However, we have included additional qualitative and quantitative disclosures about our revenues as is required under the new revenue standard.

There have been no other changes to the accounting policies, which are disclosed in our most recent Annual Report on Form 10-K. The accompanying unaudited Condensed Consolidated Financial Statements we present in this report have been prepared in accordance with our policies.

Disaggregation of Revenue

We generate revenue from the sale of services and sale of software fees for end-user software products provided through direct customer downloads and through the sale of these end-user software products via partners.   The following table depicts the disaggregation of revenue (in thousands) according to revenue type and is consistent with how we evaluate our financial performance:

	Three Months Ended March 31,
Revenue from Contracts with Customers:	2018	2017
Services	$15,200	$12,915
Software and other	1,322	1,375
Total revenue	$16,522	$14,290

We do not believe that further disaggregation of revenue is necessary as it would not depict information concerning the nature, amount, timing and uncertainties of revenue and cash flows that are affected by economic factors nor the financial performance evaluations performed by our chief operating decision maker.

Services Revenue

Services revenue is comprised primarily of fees for technology support services. Our service programs are designed for both the consumer and small and medium business (“SMB”) markets, and include computer and mobile device set-up, security and support, virus and malware removal and wireless network set-up, and automation system onboarding and support. All of our revenues are from contracts with our customers.  Our customers may generally cancel our contract, without cause, upon written notice (typically ninety days).  Our service contracts do have defined terms, however due to the facts stated above, our service contracts are recognized on a month-to-month basis. When the service is provided to customers, our performance obligation is typically satisfied.

Index
We offer technology services to consumers and SMBs, primarily through our partners (which include communications providers, retailers, technology companies and others) and to a lesser degree directly through our website at www.support.com. We transact with customers via reseller programs, referral programs and direct transactions. In reseller programs, the partner generally executes the financial transactions with the customer and pays a fee to us which we recognize as revenue when the service is delivered. In referral programs, we transact with the customer directly and pay a referral fee to the referring party. Referral fees are generally expensed in the period in which revenues are recognized.  In such referral we bear substantially all risks associated with the transaction, we record the gross amount of revenue. In direct transactions, we sell directly to the customer at the retail price.

The technology services described above include three types of offerings:

•
Hourly-Based Services - In connection with the provisions of certain services programs, fees are calculated based on contracted hourly rates with partners. For these programs, we recognize revenue as services are performed, based on billable hours of work delivered by our technology specialists. These services programs also include performance standards, which may result in incentives or penalties, which are recognized when control transfers to our partners.

•
Subscription-Based Services - Customers purchase subscriptions or “service plans” under which certain services are provided over a fixed subscription period. Revenues for subscriptions are recognized ratably over the respective subscription periods.  Management has determined control transfers ratably over the contract period.

•
Incident-Based Services - Customers purchase a discrete, one-time service. Revenue recognition occurs at the time of service delivery. Fees paid for services sold but not yet delivered are recorded as deferred revenue and recognized at the time of service delivery.

In certain cases, we are paid for services that are sold but not yet delivered. We initially record such balances as a contract liability and is included in deferred revenue, and recognize revenue when the service has been provided or, on the non-subscription portion of these balances, when the likelihood of the service being redeemed by the customer is remote (“services breakage”).  Based on our historical redemption patterns for these relationships, we believe that the likelihood of a service being delivered more than 90 days after sale is remote.  We therefore recognize non-subscription deferred revenue balances older than 90 days as services revenue. For the three months ended March 31, 2018 and 2017, services breakage revenue was less than 1% of our total revenue.  The Company recognized $1.0 million of revenue during the period ended March 31, 2018 that was included in deferred revenue as of December 31, 2017.

Partners are generally invoiced monthly and payments are typically due within 30 to 45 days. Fees from customers via referral programs and direct transactions are generally paid with a credit card at the time of sale. Revenue is recognized net of any applicable sales tax.

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

Services revenue also includes fees from licensing of Support.com cloud-based software.  In such arrangements, customers receive a right to use our Support.com Cloud applications in their own support organizations. We license our cloud based software using a software-as-a-service (“SaaS”) model under which customers cannot take possession of the technology and pay us on a per-user or usage basis during the term of the arrangement. In addition, services revenue includes fees from implementation services of our cloud-based software.  Currently, revenues from implementation services are recognized ratably over the customer life which is estimated as the term of the arrangement once the Support.com Cloud services are made available to customers. We generally charge for these services on a time and material basis. As of March 31, 2018, revenues from implementation services are di minimus.

Software and Other Revenue

Software and other revenue is comprised primarily of fees for end-user software products provided through direct customer downloads and through the sale of these end-user software products via partners.  Our software is sold to customers as a perpetual license or as a fixed period subscription. We offer when-and-if-available software upgrades to our end-user products.  Management has determined that these upgrades are not distinct, as the upgrades are an input into a combined output.  In addition, Management has determined that the frequency and timing of the when-and-if-available upgrades are unpredictable and therefore we recognize revenue consistent with the sale of the perpetual license or subscription. We generally control fulfillment, pricing, product requirements, and collection risk and therefore we record the gross amount of revenue. We provide a 30-day money back guarantee for the majority of our end-user software products.

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

Other revenue consists primarily of revenue generated through partners advertising to our customer base in various forms, including toolbar advertising, email marketing, and free trial offers. We recognize other revenue in the period in which control transfers to our partners.

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

Our cash equivalents and short-term investments in debt securities are classified as available-for-sale, and are reported at fair value with unrealized gains/losses included in accumulated other comprehensive loss within stockholders’ equity on the condensed consolidated balance sheets. We view our available-for-sale portfolio as available for use in our current operations, and therefore we present our marketable securities as short-term assets.

We monitor our investments for impairment on a quarterly basis and determine whether a decline in fair value is other-than-temporary by considering factors such as current economic and market conditions, the credit rating of the security’s issuer, the length of time an investment’s fair value has been below our carrying value, the Company’s intent to sell the security and the Company’s belief that it will not be required to sell the security before the recovery of its amortized cost. If an investment’s decline in fair value is deemed to be other-than-temporary, we reduce its carrying value to its estimated fair value, as determined based on quoted market prices or liquidation values. Declines in value judged to be other-than-temporary, if any, are recorded in operations as incurred. At March 31, 2017, we evaluated our unrealized gains/losses on available-for-sale securities and determined them to be temporary. We currently do not intend to sell securities with unrealized losses and we concluded that we will not be required to sell these securities before the recovery of their amortized cost basis.  At March 31, 2018 and December 31, 2017, the fair value of cash, cash equivalents and investments was $47.6 million and $49.2 million, respectively.

The following is a summary of cash, cash equivalents and investments at March 31, 2018 and December 31, 2017 (in thousands):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
As of March 31, 2018
Cash	$8,176	$—	$—	$8,176
Money market funds	10,000	—	—	10,000
Certificates of deposit	1,196	—	(3)	1,193
Commercial paper	1,990	—	(1)	1,989
Corporate notes and bonds	22,557	—	(131)	22,426
U.S. government agency securities	3,790	—	(3)	3,787
	$47,709	$—	$(138)	$47,571
Classified as:
Cash and cash equivalents	$19,675	$—	$—	$19,675
Short-term investments	28,034	—	(138)	27,896
	$47,709	$—	$(138)	$47,571

Index
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
As of December 31, 2017
Cash	$7,408	$—	$—	$7,408
Money market funds	10,643	—	(1)	10,642
Certificates of deposit	1,207	—	(1)	1,206
Commercial paper	2,494	—	(1)	2,493
Corporate notes and bonds	22,846	—	(77)	22,769
U.S. government agency securities	4,719	—	(4)	4,715
	$49,317	$—	$(84)	$49,233
Classified as:
Cash and cash equivalents	$18,051	$—	$(1)	$18,050
Short-term investments	31,266	—	(83)	31,183
	$49,317	$—	$(84)	$49,233

The following table summarizes the estimated fair value of our available-for-sale securities classified by the stated maturity date of the security (in thousands):

	March 31, 2018	December 31, 2017
Due within one year	$21,101	$22,228
Due within two years	6,795	8,955
	$27,896	$31,183

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

In accordance with ASC 820, the following table represents our fair value hierarchy for our financial assets (cash equivalents and investments) measured at fair value on a recurring basis as of March 31, 2018 and December 31, 2017 (in thousands):

As of March 31, 2018	Level 1	Level 2	Level 3	Total
Money market funds	$10,000	$—	$—	$10,000
Certificates of deposit	—	1,193	—	1,193
Commercial paper	—	1,989	—	1,989
Corporate notes and bonds	—	22,426	—	22,426
U.S. government agency securities	—	3,787	—	3,787
Total	$10,000	$29,395	$—	$39,395

Index
As of December 31, 2017	Level 1	Level 2	Level 3	Total
Money market funds	$10,642	$—	$—	$10,642
Certificates of deposit	—	1,206	—	1,206
Commercial paper	—	2,493	—	2,493
Corporate notes and bonds	—	22,769	—	22,769
U.S. government agency securities	—	4,715	—	4,715
Total	$10,642	$31,183	$—	$41,825

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

For the three months ended March 31, 2018, Comcast and Cox accounted for 69% and 12%, respectively, of our total revenue.  For the three months ended March 31, 2017, Comcast accounted for 65% of our total revenue.  There were no other customers that accounted for 10% or more of total revenue for the three months ended March 31, 2018 and 2017.

The credit risk in our trade accounts receivable is substantially mitigated by our evaluation of the customers’ financial conditions at the time we enter into business and reasonably short payment terms.  As of March 31, 2018, Comcast and Cox accounted for 64% and 11%, respectively, of our total accounts receivable. As of December 31, 2017, Comcast and Cox accounted for 71% and 12% of our total accounts receivable, respectively. There were no other customers that accounted for 10% or more of our total accounts receivable as of March 31, 2018 and December 31, 2017.

Trade Accounts Receivable and Allowance for Doubtful Accounts

Trade accounts receivable are recorded at the invoiced amount. We perform evaluations of our customers’ financial condition and generally do not require collateral. We make judgments as to our ability to collect outstanding receivables and provide allowances for a portion of receivables when collection becomes doubtful.  Reserves are made based on a specific review of all significant outstanding invoices. For those invoices not specifically provided for, reserves are recorded at differing rates, based on the age of the receivable. In determining these rates, we analyze our historical collection experience and current payment trends. The determination of past-due accounts is based on contractual terms.  We had an allowance for doubtful accounts of $4,000 and $9,000 at March 31, 2018 and December 31, 2017, respectively.

Self-Funded Health Insurance

Effective January 1, 2015, the Company maintains a self-funded health insurance program with a stop-loss umbrella policy with a third party insurer to limit the maximum potential liability for medical claims. With respect to this program, the Company considers historical and projected medical utilization data when estimating its health insurance program liability and related expense. As of March 31, 2018, the Company had approximately $648,000 in reserve for its self-funded health insurance program. As of December 31, 2017, the Company had approximately $679,000 in reserve for its self-funded health insurance program. The reserve is included in “other accrued liabilities” in the condensed consolidated balance sheets.

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

Accumulated Other Comprehensive Loss

The components of accumulated other comprehensive loss, which relate entirely to accumulated foreign currency translation losses associated with our foreign subsidiaries and unrealized losses on investments, consisted of the following (in thousands):

	Foreign Currency Translation Losses	Unrealized Losses on Investments	Total
Balance as of December 31, 2017	$(2,024)	$(84)	$(2,108)
Current-period other comprehensive income	(90)	(56)	(146)
Balance as of March 31, 2018	$(2,114)	$(140)	$(2,254)

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

The fair value of our stock-based awards was estimated using the following weighted average assumptions for the three months ended March 31, 2017 and 2016:

	Stock Option Plan		Employee Stock Purchase Plan
	Three Months Ended March 31,
	2018	2017	2018	2017
Risk-free interest rate	2.4%	1.4%	0.5%	0.6%
Expected term (in years)	3.0	3.6	0.5	0.5
Volatility	41.3%	46.2%	39.0%	44.5%
Expected dividend	0%	0%	0%	0%
Weighted average grant-date fair value	$0.84	$0.96	$0.39	$0.60

We recorded the following stock-based compensation expense for the three months ended March 31, 2018 and 2017 (in thousands):

	Three Months Ended March 31,
	2018	2017
Stock-based compensation expense related to grants of:
Stock options	$288	$14
Employee Stock Purchase Plan (“ESPP”)	5	6
Restricted stock units (“RSUs”)	83	70
	$376	$90

Stock-based compensation expense recognized in:
Cost of service	$21	$42
Cost of software and other	-	3
Research and development	14	41
Sales and marketing	19	7
General and administrative	322	(3)
	$376	$90

Index
Earnings (Loss) Per Share

Basic earnings (loss) per share is computed using our net income (loss) and the weighted average number of common shares outstanding during the reporting period. Diluted earnings (loss) per share is computed using our net income (loss) and the weighted average number of common shares outstanding, including the effect of the potential issuance of common stock such as stock issuable pursuant to the exercise of stock options and warrants and vesting of RSUs using the treasury stock method when dilutive.  For the three months ended March 31, 2018 and 2017, we were in a loss position therefore, all shares were anti-dilutive.

The following potential common shares outstanding were excluded from the computation of diluted loss per share because including them would have been antidilutive (in thousands):

	Three Months Ended March 31,
	2018	2017
Stock options	721	793
RSUs	69	270
Total common share equivalents	790	1,063

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

Recent Accounting Pronouncements

Accounting Standards Adopted in the Current Period

Revenue Recognition

We have implemented all new accounting pronouncements that are in effect and that management believes would materially affect our financial statements.

In May 2014, the Financial Accounting Standards Board (the “FASB”) issued ASU No. 2014-09, Revenue from Contracts with Customers, updated by ASU No. 2015-14 Deferral of the Effective Date (a.k.a. ASC 606), which provides a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and will supersede most current revenue recognition guidance. The standard was effective for public entities for annual and interim periods beginning after December 15, 2017. Our revenue is primarily generated when we deliver the service to the customers over time. We completed our analysis during 2017 and there is no material change to our financial position, results of operations, and cash flows as a result of the implementation of ACS 606. We adopted ASC 606 on a modified retrospective basis effective on January 1, 2018. Although there is no material impact, we have expanded disclosures in our notes to our condensed consolidated financial statements related to revenue recognition under the new standard. We have implemented changes to our accounting policies and practices, business processes, systems, and controls to support the new revenue recognition and disclosure requirements.

Financial Instruments

In January 2016, The FASB issued ASU No. 2016-01, Financial Instruments - Recognition and Measurement of Financial Assets and Financial Liabilities (Topic 825). ASU No. 2016-01 revises the classification and measurement of investments in certain equity investments and the presentation of certain fair value changes for certain financial liabilities measured at fair value. ASU No. 2016-01 requires the change in fair value of many equity investments to be recognized in net income. The Company adopted ASU 2016-01 in its first quarter of 2018 utilizing the modified retrospective transition method. Based on the composition of the Company’s investment portfolio, the adoption of ASU 2016-01 did not have a material impact on its consolidated financial statements.

Index
New Accounting Standards to be adopted in Future Periods

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

Lease Accounting

In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842), which provides guidance for accounting for leases. Under ASU 2016-02, the Company will be required to recognize the assets and liabilities for the rights and obligations created by leased assets. ASU 2016-02 is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018. We are currently evaluating the impact of the adoption of ASU 2016-02 on our consolidated financial statements. While we have not yet quantified the impact, we anticipate that adoption of ASU 2016-02 will have an impact to the financial statement presentation of right of use asset, lease liability, amortization expense, and lease expense.

Comprehensive Income

In February 2018, the FASB issued ASU 2018-02, Income Statement-Reporting Comprehensive Income (Topic 220): Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income. This standard is effective for fiscal years beginning after December 15, 2018, and interim periods within those fiscal years. Early adoption is permitted for any interim period after issuance of the ASU. Our evaluation of this standard is currently ongoing and we expect to adopt ASU 2018-02 effective on January 1, 2019.

Note 2. Income Taxes

We recorded an income tax (benefit) provision of ($80,000) and $48,000 for the three months ended March 31, 2018 and 2017, respectively.  The income tax provision for interim periods is determined using an estimate of the annual effective tax rate, adjusted for discrete items, if any, that are taken into account in the relevant period.  Each quarter, the estimate of the annual effective tax rate is updated, and if the estimated effective tax rate changes, a cumulative adjustment is made.  There is a potential for volatility of the effective tax rate due to several factors, including changes in the mix of the pre-tax income and the jurisdictions to which it relates, changes in tax laws and settlements with taxing authorities and foreign currency fluctuations.

As of March 31, 2018, our deferred tax assets are fully offset by a valuation allowance except in those jurisdictions where it is determined that a valuation allowance is not required. ASC 740, Income Taxes, provides for the recognition of deferred tax assets if realization of such assets is more likely than not. Based upon the weight of available evidence, which includes historical operating performance, reported cumulative net losses since inception and difficulty in accurately forecasting our future results, we provided a full valuation allowance against our net U.S. deferred tax assets and a partial valuation allowance against our foreign deferred tax assets.  We reassess the need for our valuation allowance on a quarterly basis. If it is later determined that a portion or all of the valuation allowance is not required, it generally will be a benefit to the income tax provision in the period such determination is made.

Index
The Company does not anticipate a material change in the total amount or composition of its unrecognized tax benefits as of March 31, 2018.

Note 3. Commitments and Contingencies

Legal contingencies

On October 11, 2016 the Wage and Hour Division of the U.S. Department of Labor (“DOL”) notified the Company that it would be conducting an audit of the Company relating to compliance with the Fair Labor Standards Act (“FLSA”).  The DOL indicated that the focus of the audit is directed to compliance with overtime requirements related to our technology specialists who work from home providing technical support services.  The audit commenced on October 20, 2016 and was resolved by settlement agreement on January 18, 2018.  Pursuant to the settlement agreement, as of December 31, 2017, the Company accrued $30,000 in back wages and related liquidated damages to some of our current and former employees.  These payments were completed during the quarter ended March 31, 2018. These payments were completed during the quarter ended March 31, 2018.

On December 20, 2016 the Federal Trade Commission (“FTC”) issued a Civil Investigative Demand, or CID, to the Company requiring the Company to produce certain documents and materials and to answer certain interrogatories relating to PC Healthcheck, a software program provided by the Company to certain third parties prior to December 31, 2016. Since issuing the CID, the FTC has sought additional written and testimonial evidence from the Company.  The Company has cooperated with the investigation from its inception and provided all of the requested information.  On March 9, 2018, the FTC notified the Company that the FTC was willing to engage in settlement discussions.  At this time it is difficult to predict the timing, and the likely outcome, of these matters.   The possible range of outcomes include the filing by the FTC of a contested civil complaint and further discussions leading to a settlement which would likely include a monetary payment and injunctive and other relief.  If discussions with the FTC do not progress to a mutually agreeable outcome, it is likely that litigation will ensue.  Although we are confident in our legal position, litigation outcomes by their very nature are difficult to predict and there can be no assurance of a particular outcome.  Accordingly, the Company is actively pursuing settlement discussions directly with the FTC, but is also continuing to assess the likelihood of future litigation and related expenses.  The outcome of these matters with the FTC, whether by mutual resolution or through litigation, could have a material adverse impact on the Company’s business operations, its results of operations or its financial condition.  The Company is currently unable to estimate a range of potential loss, if any, and has not accrued any amounts with respect to any potential monetary payments relating to this matter. Legal costs associated with this action may be material and will be expensed as incurred.

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

Lease Commitments

Headquarters office lease. On March 23, 2018, we entered into a two-year lease agreement with an effective date of April 1, 2018 for our headquarters office facility, covering approximately 6,283 square feet and located in Sunnyvale, California with the monthly rent of $14,000.  The lease is scheduled to expire on March 31, 2020.

Index
Total facility rent expense pursuant to all operating lease agreements was $68,000 and $220,000 for the three months ended March 31, 2018 and 2017, respectively.

Guarantees

We have identified guarantees in accordance with ASC 450, Contingencies. This guidance stipulates that an entity must recognize an initial liability for the fair value, or market value, of the obligation it assumes under the guarantee at the time it issues such a guarantee, and must disclose that information in its interim and annual financial statements. We have entered into various service level agreements with our partners, in which we may guarantee the maintenance of certain service level thresholds. Under some circumstances, if we do not meet these thresholds, we may be liable for certain financial costs. We evaluate costs for such guarantees under the provisions of ASC 450. We consider such factors as the degree of probability that we would be required to satisfy the liability associated with the guarantee and the ability to make a reasonable estimate of the resulting cost. During the three months ended March 31, 2018, we did not incur any costs as a result of such obligations. We have not accrued any liabilities related to such obligations in the condensed consolidated financial statements as of March 31, 2018 and December 31, 2017.

Note 4.  Intangible Assets

The Company amortizes intangible assets, which consist of purchased technologies that have estimated useful lives ranging from 1 to 6 years, using the straight-line method when the consumption pattern of the asset is not apparent. The Company reviews such assets for impairment whenever an impairment indicator exists and continually monitors events and changes in circumstances that could indicate carrying amounts of the intangible assets may not be recoverable. When such events or changes in circumstances occur, the Company assesses recoverability by determining whether the carrying value of such assets exceed the estimates of future undiscounted future cash flows expected to be generated by such assets. Should impairment exist, the impairment loss would be measured based on the excess carrying value of the asset over the asset’s estimated fair value. There was no impairment of intangible assets recorded for the three months ended March 31, 2018.

Amortization of intangible assets and other for the three months ended March 31, 2018 and 2017 was $0 and $10,000, respectively.

The following table summarizes the components of intangible assets (in thousands):

Indefinite Life Intangibles
As of March 31, 2018
Gross carrying value	$250
Accumulated amortization	—
Net carrying value	$250
As of December 31, 2017
Gross carrying value	$250
Accumulated amortization	—
Net carrying value	$250

In December 2006, we acquired the use of a toll-free telephone number for cash consideration of $250,000.  This asset has an indefinite useful life.

Index
Note 5. Other Accrued Liabilities

Other accrued liabilities consist of the following (in thousands):

	March 31, 2018	December 31, 2017
Accrued expenses	$453	$462
Self-insurance accruals	648	679
Customer deposits	39	-
Other accrued liabilities	218	189
Total other accrued liabilities	$1,358	$1,330

Note 6. Stockholder’s Equity

Stock Options

The following table represents the stock option activity for the three months ended March 31, 2018:

	Number of Shares	Weighted Average Exercise Price per Share	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
Outstanding options at December 31, 2017	732,190	$3.72	8.17	$56
Granted	300,000	$2.74
Exercised	—	—
Forfeited	(59,651)	$10.26
Outstanding options at March 31, 2018	972,539	$3.02	8.96	$243
Options vested and expected to vest	929,676	$3.05	8.94	$225
Exercisable at March 31, 2018	526,379	$3.60	8.65	$55

The aggregate intrinsic value in the table above represents the total pre-tax intrinsic value that would have been received by the option holders had they all exercised their options on March 31, 2018.  This amount changes based on the fair market value of our stock.  During the three months ended March 31, 2018 and 2017, the aggregate intrinsic value of options exercised under our stock option plans was zero.  Total fair value of options vested during the three months ended March 31, 2018 and 2017 was $29,000 and $83,000, respectively.

At March 31, 2018, there was $294,000 of unrecognized compensation cost related to existing options outstanding which is expected to be recognized over a weighted average period of 2.4 years.

On February 23, 2018, the Board of Directors approved a 300,000 total market-based stock option grant to the Interim President and Chief Executive Officer.  The options were fully vested upon grant date and are exercisable at any time within the 10 years option term.  The estimated fair value of the options grant on the grant date was $250,000.

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

Index
Employee Stock Purchase Plan

In the second quarter of 2011, to advance the interests of the Company and its stockholders by providing an incentive to attract, retain and reward eligible employees and by motivating such persons to contribute to the growth and profitability of the Company, the Company’s Board of Directors (the “Board”) and stockholders approved an ESPP and reserved 333,333 shares of our common stock for issuance effective as of May 15, 2011. The ESPP continues in effect for ten (10) years from its effective date unless terminated earlier by the Company. The ESPP consists of six-month offering periods during which employees may enroll in the plan.  The purchase price on each purchase date shall not be less than eighty‑five percent (85%) of the lesser of (a) the fair market value of a share of stock on the offering date of the offering period or (b) the fair market value of a share of stock on the purchase date.  During the three months ended March 31, 2018 and 2017, no shares were purchased under ESPP.

Restricted Stock Units

The following table represents RSU activity for the three months ended March 31, 2018:

	Number of Shares	Weighted Average Grant-Date Fair Value per Share	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
Outstanding RSUs at December 31, 2017	136,329	$2.80	0.80	$329
Awarded	—	—
Released	—	—
Forfeited	(178)	—
Outstanding RSUs at March 31, 2018	136,151	$2.80	0.44	$376

At March 31, 2018, there was $130,000 of unrecognized compensation cost related to RSUs which is expected to be recognized over a weighted average period of 0.5 years.

Stock Repurchase Program

On April 27, 2005, our Board authorized the repurchase of up to 666,666 outstanding shares of our common stock.  As of March 31, 2018 the maximum number of shares remaining that can be repurchased under this program was 602,467.  The Company does not intend to repurchase shares without further approval from its Board.

Index
ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion of our financial condition and results of operations should be read in conjunction with our condensed consolidated financial statements and the related notes included elsewhere in this Form 10-Q (the “Report”) and the section entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the consolidated financial statements and related notes included in our Annual Report on Form 10-K for the year ended December 31, 20176. The following discussion includes forward-looking statements. Please see “Risk Factors” in Item 1A of this Report for important information to consider when evaluating these statements.

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

Total revenue for the first quarter of 2018 increased 16% year-over-year. Revenue from services increased 18% year-over-year primarily due to increased billable hours of Comcast and increased sales from Cox. Revenue from software and other decreased 4% year-over-year due to new subscriptions and renewal being less than expirations of subscriptions.

Cost of services for the first quarter of 2018 increased 26% year-over-year primarily as a result of higher compensation costs. Cost of software and other for the first quarter of 2018 decreased 41% year-over-year due to lower third party fees.  Total gross margin decreased from 21% to 14% year-over-year due to the increase in revenue being less than the higher compensation and related employees’ cost.

Index
Operating expenses for the first quarter of 2018 decreased 22% from the same period in 2017, primarily driven by a decrease in salary and employee related costs due to a decrease in headcount coupled with overall spending controls as a result of our cost reduction efforts initiated during 2017.

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

 Critical Accounting Policies and Estimates

In preparing our interim condensed consolidated financial statements, we make estimates, assumptions and judgments that can have a significant impact on our net revenue, operating income or loss and net income or loss, as well as on the value of certain assets and liabilities on our condensed consolidated balance sheet. We believe that the estimates, assumptions and judgments involved in the accounting policies described in Management’s Discussion and Analysis of Financial Condition and Results of Operations in Item 7 of our Annual Report on Form 10-K for the fiscal year ended December 31, 2017 have the greatest potential impact on our interim condensed consolidated financial statements, so we consider them to be our critical accounting policies and estimates.  There have been no significant changes in these critical accounting policies and estimates during the three months ended March 31, 2018.

Critical Accounting Policies

For a discussion of our critical accounting policies and estimates that require the use of significant estimates and judgments, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations-Critical Accounting Policies” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2017.

Revenue Recognition. The Company adopted ASC 606 Revenue from Contracts with Customers effective January 1, 2018. As a result, the Company has changed its accounting policy for revenue recognition and applied ASC 606 using the modified retrospective method. Typically, this approach would result in recognizing the cumulative effect of initially applying ASC 606 as an adjustment to the opening retained earnings at January 1, 2018. Because the application of ASC 606 did not have a material impact in the financial position, results of operations, or cash flows, there is no cumulative impact recorded to opening retained earnings. In accordance with the new revenue standard, we have included additional qualitative and quantitative disclosures about our revenues.

RESULTS OF OPERATIONS

The following table sets forth the results of operations for the three months ended March 31, 2018 and 2017 expressed as a percentage of total revenue:

	Three Months Ended March 31,
	2018	2017
Revenue:
Services	92%	90%
Software and other	8	10

Total revenue	100	100

Cost of revenue:
Cost of services	85	78
Cost of software and other	1	1
Total cost of revenue	86	79
Gross profit	14	21
Operating expenses:
Research and development	4	6
Sales and marketing	3	6
General and administrative	13	18

Total operating expenses	20	30

Loss from operations	(6)	(10)
Interest income and other, net	1	1

Loss from continuing operations, before income taxes	(5)	(9)
Income tax provision	-	-
Net loss	(5)%	(9)%

Index
Three Months Ended March 31, 2018 and 2017

REVENUE

	Three Months Ended March 31,		$	%
In thousands, except percentages	2018	2017	Change	Change
Services	$15,200	$12,915	$2,285	18%
Software and other	1,322	1,375	(53)	(4)%
Total revenue	$16,522	$14,290	$2,232	16%

Services. Services revenue consists primarily of fees for technology services generated from our partners.  We provide these services remotely, generally using service delivery personnel who utilize our proprietary technology to deliver the services. Services revenue is also comprised of licensing of our Support.com Cloud applications. Services revenue for the three months ended March 31, 2018 increased by $2.3 million from the same period in 2017 mainly due to increase in billable hours of Comcast and increase in sales from Cox. For the three months ended March 31, 2018, services revenue generated from our partnerships was $14.2 million compared to $11.8 million for the same period in 2017.  Direct services revenue was $0.7 million for the three months ended March 31, 2018 compared to $1.1 million for the same period in 2017.  As with any market that is undergoing shifts, timing of downward pressures and growth opportunities in our services programs are difficult to predict. We are experiencing downward pressure with some of our services programs as PC and certain retail markets are subject to seasonal or other sector specific softness.  However, we still see opportunity in the market for growth with our service partners as a result of the evolving support market trends.

Software and other. Software and other revenue is comprised primarily of fees for end-user software products provided through direct customer downloads, and, to a lesser extent, through the sale of these software products via partners. Software and other revenue for the three months ended March 31, 2018 decreased by $0.1 million, or 4%, from the same period in 2017 due to new subscriptions being less than expirations of subscriptions.  For both the three-month period ended March 31, 2018 and 2017, revenue from software and other generated from our direct sales was $0.9 million and $0.7 million, respectively. Software and other revenue generated from our partnerships was $0.7 million for the three months ended March 31, 2018 and the three months ended March 31, 2017.

Index
COST OF REVENUE

	Three Months Ended March 31,			$	%
In thousands, except percentages	2018		2017	Change	Change
Cost of services	$14,111		$11,211	$2,900	26%
Cost of software and other	55	z	94	(39)	(41)%
Total cost of revenue	$14,166		$11,305	$2,861	25%

Cost of services. Cost of services consists primarily of compensation costs and contractor expenses for people providing services, technology and telecommunication expenses related to the delivery of services and other personnel-related expenses in service delivery. The increase of $2.9 million in cost of services for the three months ended March 31, 2018 compared to the same period in 2017 was mainly driven by higher compensation expenses due to higher revenue.

Cost of software and other.  Cost of software and other fees consists primarily of third-party royalty fees for our end-user software products.  Certain of these products were developed using third-party research and development resources, and the third party receives royalty payments on sales of products it developed. The decrease of $39,000 in cost of software and other for the three months ended March 31, 2018 compared to the same period in 2017 was primarily due to lower third party fees.

OPERATING EXPENSES

	Three Months Ended March 31,		$	%
In thousands, except percentages	2018	2017	Change	Change
Research and development	$711	$923	$(212)	(23)%
Sales and marketing	$550	$807	$(257)	(32)%
General and administrative	$2,146	$2,616	$(470)	(18)%
Amortization of intangible assets and other	$-	$10	$(10)	(100)%

Research and development.  Research and development expense consists primarily of compensation costs, third-party consulting expenses and related overhead costs for research and development personnel. Research and development costs are expensed as they are incurred.  The decrease of $0.2 million for the three months ended March 31, 2018 as compared to the same period in 2017 resulted from a decrease in salary and employee related expenses due to a decrease in headcount, primarily related to Support.com Cloud applications.

Sales and marketing.  Sales and marketing expense consists primarily of compensation costs of business development, program management and marketing personnel, as well as expenses for lead generation and promotional activities, including public relations, advertising and marketing.  The decrease of $0.3 million in sales and marketing expense for the three months ended March 31, 2018 compared to the same period in 2017 resulted from a decrease in salary and employee related expenses of $0.1 million due to a decrease in headcount in connection with cost-reduction efforts, and lower third-party marketing program costs of approximately $0.1 million.

General and administrative.  General and administrative expense consists primarily of compensation costs and related overhead costs for administrative personnel and professional fees for legal, accounting and other professional services. The decrease of $0.5 million in general and administrative expense for three months ended March 31, 2018 compared to the same period in 2017 was primarily due to a decrease in salary and employee related expenses due to a decrease in headcount.

Amortization of intangible assets and other.  The decrease in amortization of intangibles assets and other of $10,000 was primarily attributable to most of the Company’s intangible assets being fully amortized at the end of 2016 and early 2017.

Index
INTEREST INCOME AND OTHER, NET

	Three Months Ended March 31,		$	%
In thousands, except percentages	2018	2017	Change	Change
Interest and other, net	$205	$133	$72	54%

Interest income and other, net.  Interest income and other, net consists primarily of interest income on our cash, cash equivalents and short-term investments.  The increase in interest income and other, net of $72,000 for the three months ended March 31, 2018 and 2017 was primarily due to increased interest on our investments.

INCOME TAX PROVISION

	Three Months Ended March 31,		$	%
In thousands, except percentages	2018	2017	Change	Change
Income tax provision	$(80)	$48	$(128)	-267%

Income tax (benefit) provision.  For the three months ended March 31, 2018, the income tax benefit primarily consisted of the release of foreign unrecognized tax benefits.  For the three months ended March 31, 2017, the income tax provision primarily consisted of foreign taxes.

LIQUIDITY AND CAPITAL RESOURCES

Total cash, cash equivalents and investments at March 31, 2018 and December 31, 2017 were $47.6 million and $49.2 million, respectively. The decrease in cash, cash equivalents and investments was primarily due to the use of cash in operating activities as we continue to invest in services and the Support.com Cloud product.

Operating Activities

Net cash used in operating activities was $1.4 million and $2.7 million for the three months ended March 31, 2018 and 2017, respectively.  Net cash used in operating activities primarily reflected the net loss for the period, adjusted for non-cash items such as depreciation, amortization of premiums and discounts on investments, stock-based compensation expense and amortization of intangible assets and changes in operating assets and liabilities. The sum of these non-cash items totaled $0.6 million and $0.3 million for the three months ended March 31, 2018 and 2017, respectively. Net cash used in operating activities during the three months ended March 31, 2018 was the result of a net loss of $0.8 million, non-cash items of $0.6 million, and a decrease in other long-term assets of $0.2 million, accounts receivable, net, of $0.2 million, offset by increases in prepaid and other assets of $0.2 million, accounts payable of $0.2 million, accrued compensation of $0.7 million, other long-term liabilities of $0.1 million and deferred revenue of $0.3 million.

Investing Activities

Net cash provided by investing activities was $3.0 million and $7.5 million for the three months ended March 31, 2018 and 2017, respectively.  For the three months ended March 31, 2018, net cash provided by investing activities was primarily due to $0.2 million for purchases of property and equipment and the purchase of marketable securities for $2.5 million offset by maturities of $5.7 million and.  For the three months ended March 31, 2017, net cash provided by investing activities was primarily due to the purchase of marketable securities for $5.2 million offset by maturities of $12.7 million and purchases of property and equipment was de Minimis.

Financing Activities

Net cash used in financing activities was $0 for the three months ended March 31, 2018 and 2017.

Index
Working Capital and Capital Expenditure Requirements

At March 31, 2018, we had stockholders’ equity of $55.9 million and working capital of $54.5 million. We believe that our existing cash balances will be sufficient to meet our working capital requirements, as well as our planned capital expenditures, for at least the next 12 months.

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

We plan to continue to make investments in our business during 2018. We believe these investments are essential to creating sustainable growth in our business in the future. Additionally, we may choose to acquire other businesses or complimentary technologies to enhance our product capabilities and such acquisitions would likely require the use of cash.

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

The primary objective of our investment activities is to preserve principal while at the same time maximizing the income we receive from our investments without significantly increasing risk. To achieve this objective, we invest our excess cash in a variety of securities, including U.S. government agency securities, corporate notes and bonds, commercial paper and money market funds in debt securities. These debt securities are classified as available-for-sale. Consequently, our available-for-sale securities are recorded on the consolidated balance sheets at fair value with unrealized gains or losses reported as a separate component of accumulated other comprehensive loss within stockholder’s equity. Our holdings of the securities of any one issuer, except government agencies, do not exceed 10% of our portfolio. We do not utilize derivative financial instruments to manage our interest rate risks.

As of March 31, 2018, we held $27.9 million in short-term investments (excluding cash and cash equivalents), which consisted primarily of certificates of deposits, government debt securities, corporate notes and bonds, and commercial paper. The weighted average interest rate of our portfolio was approximately 1.5% at March 31, 2018. A decline in interest rates over time would reduce our interest income from our investments. We have limited exposure to market risks from instruments that may impact our balance sheets, statement of comprehensive loss, and statement of cash flows. Such exposure is primarily due to changing interest rates.

Impact of Foreign Currency Rate Changes

The functional currencies of our international operating subsidiaries are the local currencies. We translate the assets and liabilities of our foreign subsidiaries at the exchange rates in effect on the balance sheet date. We translate their income and expenses at the average rates of exchange in effect during the period. We include translation gains and losses in the stockholders’ equity section of our consolidated balance sheets. We include net gains and losses resulting from foreign exchange transactions in interest income and other in our consolidated statements of operations. Since we translate foreign currencies (primarily Canadian dollars and Indian rupees) into U.S. dollars for a small portion of our operations, currency fluctuations have had an immaterial impact on our consolidated statements of operations. We have both revenue and expenses that are denominated in foreign currencies. Neither a weaker or stronger U.S. dollar environment would have a material impact on our consolidated statement of operations. The historical impact of currency fluctuations on our consolidated statements of operations has generally been immaterial. As of March 31, 2018, we did not engage in foreign currency hedging activities.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended March 31, 2018 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Index
PART II.	OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

On October 11, 2016 the Wage and Hour Division of the U.S. Department of Labor (“DOL”) notified the Company that it would be conducting an audit of the Company relating to compliance with the Fair Labor Standards Act (“FLSA”).  The DOL indicated that the focus of the audit is directed to compliance with overtime requirements related to our customer support specialists who work from home providing customer support services.  The audit commenced on October 20, 2016 and was resolved by settlement agreement on January 18, 2018.  Pursuant to the settlement agreement, as of December 31, 2017, the Company accrued $30,000 in back wages and related liquidated damages to some of our current and former employees. These payments were completed during the quarter ended March 31, 2018.

On December 20, 2016 the Federal Trade Commission (“FTC”) issued a Civil Investigative Demand, or CID, to the Company requiring the Company to produce certain documents and materials and to answer certain interrogatories relating to PC Healthcheck, a software program provided by the Company to certain third parties prior to December 31, 2016. Since issuing the CID, the FTC has sought additional written and testimonial evidence from the Company.  The Company has cooperated with the investigation from its inception and provided all of the requested information.  On March 9, 2018, the FTC notified the Company that the FTC was willing to engage in settlement discussions.  At this time it is difficult to predict the timing, and the likely outcome, of these matters.   The possible range of outcomes include the filing by the FTC of a contested civil complaint and further discussions leading to a settlement which would likely include a monetary payment and injunctive and other relief.  If discussions with the FTC do not progress to a mutually agreeable outcome, it is likely that litigation will ensue.  Although we are confident in our legal position, litigation outcomes by their very nature are difficult to predict and there can be no assurance of a particular outcome.  Accordingly, the Company is actively pursuing settlement discussions directly with the FTC, but is also continuing to assess the likelihood of future litigation and related expenses.  The outcome of these matters with the FTC, whether by mutual resolution or through litigation, could have a material adverse impact on the Company’s business operations, its results of operations or its financial condition.  The Company is currently unable to estimate a range of potential loss, if any, and has not accrued any amounts with respect to any potential monetary payments relating to this matter. Legal costs associated with this action may be material and will be expensed as incurred.

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

For the three months ended March 31, 2018, Comcast and Cox accounted for 69% and 12% of our total revenue, respectively.  The loss of this or other significant relationships, the change of the terms or terminations of our arrangements with any of these firms, the reduction or discontinuance of programs with any of these firms, or the failure of any of these firms to achieve their targets has in the past adversely affected, and could in the future adversely affect our business.  Generally, the agreements with our partners do not require them to conduct any minimum amount of business with us, and therefore they have decided in the past and could decide at any time in the future to reduce or eliminate their programs or the use of our services in such programs. They may also enter into multi-sourcing arrangements with other vendors for services previously provided exclusively by us. Further, we may not successfully obtain new partners or customers. There is also the risk that, once established, our programs with these and other partners may take longer than we expect to produce revenue or may not produce revenue at all, and the revenue produced may not be profitable if the costs of performing under the program are greater than anticipated or the program terminates before up-front investments can be recouped. One or more of our key partners may also choose not to renew their relationship with us, discontinue certain programs, offer them only on a limited basis or devote insufficient time and attention to promoting them to their customers. Some of our key partners may prefer not to work with us if we also partner with their competitors. If any of these key partners merge with one of their competitors, all of these risks could be exacerbated.

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

We are executing a plan to grow our business by providing customer support services, creating a robust, timely and innovative library of Guided Path® self-support tools, licensing our Support.com Cloud application, and providing end-user consumer software products. We may not be able to offer these services and software products successfully. Our customer support specialists are generally home-based, which requires a high degree of coordination and quality control of employees working from diverse and remote locations. We expect to invest cash generated from our existing business to support our growth initiatives. Our investments, which typically are made in advance of revenue, may not yield increased revenue to offset these expenses. As a result of these factors, the future revenue and income potential of our business is uncertain. Any evaluation of our business and our prospects must be considered in light of these factors and the risks and uncertainties often encountered by companies in our stage of development. Some of these risks and uncertainties relate to our ability to do the following:

●
Maintain our current relationships and service programs, and develop new relationships, with service partners, licensees of our Support.com Cloud offering and rescuers of our end-user software on acceptable terms or at all;

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

Our quarterly revenue and operating results have in the past and may in the future fluctuate significantly from quarter to quarter. As a result, we believe that quarter-to-quarter comparisons of our revenue and operating results may not be accurate indicators of future performance.

Index
Several factors that have contributed or may in the future contribute to fluctuations in our operating results include:

●	The performance of our partners;
●	Change, or reduction in or discontinuance of our principal programs with partners;
●	Our reliance on a small number of partners for a substantial majority of our revenue;
●	Our ability to successfully license and grow revenue related to our SAS software, Guided Paths®, Support.com Cloud and our service offerings;
●	The timing and ability to sell;
●	The availability and cost-effectiveness of advertising placements for our software products and our ability to respond to changes in the advertising markets in which we participate;
●	The efficiency and effectiveness of our technology specialists;
●	Our ability to effectively match staffing levels with service volumes on a cost-effective basis;
●	Our ability to manage contract labor;
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

Our Support.com are in their early stages and failure to market, sell and develop the offerings effectively and competitively could result in a lack of growth.

A number of competitive offerings exist in the market, providing various feature sets that may overlap with our Support.com service and software offerings today or in the future. Some competitors in this market far exceed our spending on sales and marketing activities and benefit from greater existing brand awareness, channel relationships and existing customer relationships. We may not be able to reach the market effectively and adequately or convey our differentiation as needed to grow our customer base. To reach our target market effectively, we may be required to continue to invest substantial resources in sales and marketing and research and development activities, which could have a material adverse effect on our financial results. In addition, if we fail to develop and maintain competitive features, deliver high-quality products and satisfy existing customers, our Support.com service and software offerings could fail to grow. Growth in Support.com revenue also depends on scaling our multi-tenant technology flexibly and cost-effectively to meet changing customer demand. Disruptions in infrastructure operations as described below could impair our ability to deliver Support.com service and software offerings to customers, thereby affecting our reputation with existing and prospective customers and possibly resulting in monetary penalties or financial losses.

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

Certain software and services we provide, including our Support.com Cloud applications, enable remote access to and control of third-party computer systems and devices.  We generally are not able to control how such access may be used or misused by licensees of our SaaS and other service and software offerings. If our services and software are used by others to commit fraud or other illegal acts, including, but not limited to, violating data privacy laws, proliferating computer files that contain a virus or other harmful elements, interfering or disrupting third-party networks, infringing any third party’s copyright, patent, trademark, trade secret or other rights, transmitting any unlawful, harassing, libelous, abusive, threatening, vulgar, obscene or otherwise objectionable material, or engaging in deceptive marketing products, committing unauthorized access to computers, devices, or protected information, or engaging in deceptive marketing practices, third parties (including governmental entities) may seek to hold us legally liable.  As a result, defending such claims could be expensive and time-consuming regardless of the merits, and we could incur significant liability or be required to undertake expensive preventive or remedial actions.  As a result, our operating results may suffer and our reputation may be damaged.

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

Index
ITEM 6.	EXHIBITS

10.1	Standard Industrial/Commercial Multi-Tenant Lease between JO-EL Associates and Support.com, Inc. dated February 13, 2018
10.2	Addendum to Lease dated February 13, 2018 between JO-EL Associates and Support.com, Inc. signed on March 23, 2018
31.1	Chief Executive Officer Section 302 Certification.
31.2	Chief Financial Officer Section 302 Certification.
32.1	Statement of the Chief Executive Officer under 18 U.S.C. § 1350(1)
32.2	Statement of the Chief Financial Officer under 18 U.S.C. § 1350(1)

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

May 8, 2018	SUPPORT.COM, INC.

	By:	/s/ Richard A. Bloom
Richard A. Bloom
Interim President and Chief Executive Officer

EXHIBIT INDEX TO SUPPORT.COM, INC.

QUARTERLY REPORT ON FORM 10-Q

FOR THE QUARTER ENDED MARCH 31, 2018

10.1	Standard Industrial/Commercial Multi-Tenant Lease between JO-EL Associates and Support.com, Inc. dated February 13, 2018
10.2	Addendum to Lease dated February 13, 2018 between JO-EL Associates and Support.com, Inc. signed on March 23, 2018
31.1	Chief Executive Officer Section 302 Certification
31.2	Principal Financial Officer Section 302 Certification
32.1	Statement of the Chief Executive Officer under 18 U.S.C. § 1350 (1)
32.2	Statement of the Chief Financial Officer under 18 U.S.C. § 1350 (1)

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