Form 10-Q
period 2018-06-30
Support.com, Inc.
filed 2018-08-08
CIK 1104855

UNITED STATES
 SECURITIES AND EXCHANGE COMMISSION
 Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2018

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

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☒
		Emerging growth company	☐

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

On July 31, 2018, 18,804,232 shares of the Registrant’s Common Stock, $0.0001 par value, were outstanding.

SUPPORT.COM, INC.
FORM 10-Q
QUARTERLY PERIOD ENDED June 30, 2018

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS (UNAUDITED)

 SUPPORT.COM, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share data)

	June 30, 2018	December 31, 2017
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$18,704	$18,050
Short-term investments	30,057	31,183
Accounts receivable, net	12,300	11,951
Prepaid expenses and other current assets	652	802
Total current assets	61,713	61,986
Property and equipment, net	1,006	1,133
Intangible assets, net	250	250
Other assets	776	984

Total assets	$63,745	$64,353

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$479	$504
Accrued compensation	3,527	3,157
Other accrued liabilities	1,141	1,330
Short-term deferred revenue	1,450	2,006
Total current liabilities	6,597	6,997
Long-term deferred revenue	-	13
Other long-term liabilities	738	885
Total liabilities	7,335	7,895
Commitments and contingencies (Note 3)
Stockholders’ equity:
Common stock; par value $0.0001, 50,000,000 shares authorized; 18,799,442 issued and 18,728,912 outstanding at June 30, 2018 and December 31, 2017	2	2
Additional paid-in capital	268,477	267,857
Treasury stock, at cost (482,914 shares at June 30, 2018 and December 31, 2017)	(5,297)	(5,297)
Accumulated other comprehensive loss	(2,406)	(2,108)
Accumulated deficit	(204,366)	(203,996)
Total stockholders’ equity	56,410	56,458

Total liabilities and stockholders’ equity	$63,745	$64,353

See accompanying notes.

SUPPORT.COM, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share amounts)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017

Revenue:
Services	$16,220	$13,147	$31,420	$26,062
Software and other	1,248	1,360	2,570	2,735
Total revenue	17,468	14,507	33,990	28,797

Cost of revenue:
Cost of services	14,462	10,990	28,573	22,201
Cost of software and other	46	92	101	186
Total cost of revenue	14,508	11,082	28,674	22,387
Gross profit	2,960	3,425	5,316	6,410

Operating expenses:
Research and development	681	875	1,392	1,798
Sales and marketing	409	583	959	1,390
General and administrative	1,677	2,235	3,823	4,851
Amortization of intangible assets and other	-	6	-	16
Total operating expenses	2,767	3,699	6,174	8,055
Income (loss) from operations	193	(274)	(858)	(1,645)
Interest income and other, net	230	154	435	287
Income (loss) before income taxes	423	(120)	(423)	(1,358)
Income tax provision (benefit)	27	45	(53)	93
Net income (loss)	$396	$(165)	$(370)	$(1,451)

Basic and diluted earnings (loss) per share:
Net income (loss)	$0.02	$(0.01)	$(0.02)	$(0.08)

Shares used in computing basic net earnings (loss) per share	18,765	18,591	18,751	18,574
Shares used in computing diluted net earnings (loss) per share	18,947	18,591	18,751	18,574

See accompanying notes.

SUPPORT.COM, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(in thousands)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017

Net income (loss)	$396	$(165)	$(370)	$(1,451)

Other comprehensive income:
Change in foreign currency translation adjustment	(189)	22	(279)	166
Change in net unrealized gain (loss) on investments	37	2	(19)	6
Other comprehensive income (loss)	(152)	24	(298)	172

Comprehensive income (loss)	$244	$(141)	$(668)	$(1,279)

See accompanying notes.

SUPPORT.COM, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(Unaudited)

	Six Months Ended June 30,
	2018	2017
Operating Activities:
Net loss	$(370)	$(1,451)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	318	329
Amortization of premiums and discounts on investments	18	49
Amortization of intangible assets and other	-	16
Stock-based compensation	484	267
Changes in assets and liabilities:
Accounts receivable, net	(349)	6
Prepaid expenses and other current assets	61	492
Other long-term assets	208	88
Accounts payable	(25)	(436)
Accrued compensation	357	(321)
Other accrued liabilities	(200)	(645)
Other long-term liabilities	(147)	15
Deferred revenue	(569)	(233)
Net cash used in operating activities	(214)	(1,824)

Investing Activities:
Purchases of property and equipment	(191)	(34)
Purchases of investments	(13,510)	(14,681)
Maturities of investments	14,654	18,833
Net cash provided by investing activities	953	4,118

Financing Activities:
Proceeds from employee stock purchase plan	38	27
Proceeds from exercise of stock options	98	-
Repurchase of common stock	-	(2)
Net cash provided by financing activities	136	25
Effect of exchange rate changes on cash and cash equivalents	(221)	127
Net increase in cash and cash equivalents	654	2,446
Cash and cash equivalents at beginning of period	18,050	16,890
Cash and cash equivalents at end of period	$18,704	$19,336

Supplemental schedule of cash flow information:	62
Income taxes paid	$62	$67

See accompanying notes.

SUPPORT.COM, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 1. Significant Accounting Policies

Basis of Presentation

The accompanying unaudited interim condensed consolidated financial statements include the accounts of Support.com, Inc. (the “Company”,“Support.com”, “We” or “Our”) and its wholly owned subsidiaries. All intercompany balances and transactions have been eliminated. The condensed consolidated balance sheet as of June 30, 2018 and the consolidated statements of operations and comprehensive loss for the three and six months ended June 30, 2018 and 2017 and the consolidated statements of cash flows for the six months ended June 30, 2018 and 2017 are unaudited. In the opinion of management, these unaudited interim condensed consolidated financial statements reflect all adjustments (consisting of normal recurring adjustments) that are necessary for a fair presentation of the results for, and as of, the periods shown. The results of operations for such periods are not necessarily indicative of the results expected for the full fiscal year or for any future period. The condensed consolidated balance sheet information as of December 31, 2017 is derived from audited financial statements as of that date. These financial statements have been prepared based upon Securities and Exchange Commission (“SEC”) rules that permit reduced disclosure for interim periods. For a more complete discussion of significant accounting policies and certain other information, these unaudited interim condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2017, filed with the SEC on March 22, 2018.

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

Disaggregation of Revenue

We generate revenue from the sale of services and sale of software fees for end-user software products provided through direct customer downloads and through the sale of these end-user software products via partners. The following table depicts the disaggregation of revenue (in thousands) according to revenue type and is consistent with how we evaluate our financial performance:

Revenue from Contracts with Customers:

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Services	$16,220	$13,147	$31,420	$26,062
Software and other	1,248	1,360	2,570	2,735
Total revenue	$17,468	$14,507	$33,990	$28,797

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

●
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

In certain cases, we are paid for services that are sold but not yet delivered. We initially record such balances as a contract liability and is included in deferred revenue, and recognize revenue when the service has been provided or, on the non-subscription portion of these balances, when the likelihood of the service being redeemed by the customer is remote (“services breakage”). Based on our historical redemption patterns for these relationships, we believe that the likelihood of a service being delivered more than 90 days after sale is remote. We therefore recognize non-subscription deferred revenue balances older than 90 days as services revenue. For the three and six months ended June 30, 2018 and 2017, services breakage revenue was less than 1% of our total revenue. The revenue that the Company recognized from deferred revenue during the three and six month periods ended June 30, 2018 was $0.5 million and $1.4 million, respectively.

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

Services revenue also includes fees from licensing of Support.com cloud-based software. In such arrangements, customers receive a right to use our Support.com Cloud applications in their own support organizations. We license our cloud based software using a software-as-a-service (“SaaS”) model under which customers cannot take possession of the technology and pay us on a per-user or usage basis during the term of the arrangement. In addition, services revenue includes fees from implementation services of our cloud-based software. Currently, revenues from implementation services are recognized ratably over the customer life which is estimated as the term of the arrangement once the Support.com Cloud services are made available to customers. We generally charge for these services on a time and material basis. As of June 30, 2018, revenues from implementation services are di minimus.

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

We monitor our investments for impairment on a quarterly basis and determine whether a decline in fair value is other-than-temporary by considering factors such as current economic and market conditions, the credit rating of the security’s issuer, the length of time an investment’s fair value has been below our carrying value, the Company’s intent to sell the security and the Company’s belief that it will not be required to sell the security before the recovery of its amortized cost. If an investment’s decline in fair value is deemed to be other-than-temporary, we reduce its carrying value to its estimated fair value, as determined based on quoted market prices or liquidation values. Declines in value judged to be other-than-temporary, if any, are recorded in operations as incurred. At June 30, 2018, we evaluated our unrealized gains/losses on available-for-sale securities and determined them to be temporary. We currently do not intend to sell securities with unrealized losses and we concluded that we will not be required to sell these securities before the recovery of their amortized cost basis. At June 30, 2018 and December 31, 2017, the fair value of cash, cash equivalents and investments was $48.8 million and $49.2 million, respectively.

The following is a summary of cash, cash equivalents and investments at June 30, 2018 and December 31, 2017 (in thousands):

As of June 30, 2018	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Cash	$8,017	$—	$—	$8,017
Money market funds	4,946	—	—	4,946
Certificates of deposit	1,188	—	(3)	1,185
Commercial paper	11,198	—	(3)	11,195
Corporate notes and bonds	18,540	—	(97)	18,443
U.S. government agency securities	4,976	—	(1)	4,975
	$48,865	$—	$(104)	$48,761
Classified as:
Cash and cash equivalents	$18,704	$—	$—	$18,704
Short-term investments	30,161	—	(104)	30,057
	$48,865	$—	$(104)	$48,761

As of December 31, 2017	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Cash	$7,408	$—	$—	$7,408
Money market funds	10,643	—	(1)	10,642
Certificates of deposit	1,207	—	(1)	1,206
Commercial paper	2,494	—	(1)	2,493
Corporate notes and bonds	22,846	—	(77)	22,769
U.S. government agency securities	4,719	—	(4)	4,715
	$49,317	$—	$(84)	$49,233
Classified as:
Cash and cash equivalents	$18,051	$—	$(1)	$18,050
Short-term investments	31,266	—	(83)	31,183
	$49,317	$—	$(84)	$49,233

The following table summarizes the estimated fair value of our available-for-sale securities classified by the stated maturity date of the security (in thousands):

	June 30, 2018	December 31, 2017
Due within one year	$25,845	$22,228
Due within two years	4,212	8,955
	$30,057	$31,183

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

In accordance with ASC 820, the following table represents our fair value hierarchy for our financial assets (cash equivalents and investments) measured at fair value on a recurring basis as of June 30, 2018 and December 31, 2017 (in thousands):

As of June 30, 2018	Level 1	Level 2	Level 3	Total
Money market funds	$4,946	$—	$—	$4,946
Certificates of deposit	—	1,185	—	1,185
Commercial paper	—	11,195	—	11,195
Corporate notes and bonds	—	18,443	—	18,443
U.S. government agency securities	—	4,975	—	4,975
Total	$4,946	$35,798	$—	$40,744

As of December 31, 2017	Level 1	Level 2	Level 3	Total
Money market funds	$10,642	$—	$—	$10,642
Certificates of deposit	—	1,206	—	1,206
Commercial paper	—	2,493	—	2,493
Corporate notes and bonds	—	22,769	—	22,769
U.S. government agency securities	—	4,715	—	4,715
Total	$10,642	$31,183	$—	$41,825

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

For the three months ended June 30, 2018, Comcast and Cox Communications accounted for 71% and 13%, respectively, of our total revenue. For the three months ended June 30, 2017, Comcast accounted for 62%, of our total revenue. For the six months ended June 30, 2018, Comcast and Cox Communications accounted for 70% and 13%, respectively, of our total revenue. For the six months ended June 30, 2017, Comcast accounted for 64% of our total revenue. There were no other customers that accounted for 10% or more of total revenue for the three and six months ended June 30, 2018 and 2017.

The credit risk in our trade accounts receivable is substantially mitigated by our evaluation of the customers’ financial conditions at the time we enter into business and reasonably short payment terms. As of June 30, 2018, Comcast and Cox Communications accounted for 74% and 14%, respectively, of our total accounts receivable. As of December 31, 2017, Comcast and Cox Communications accounted for 71% and 12% of our total accounts receivable, respectively. There were no other customers that accounted for 10% or more of our total accounts receivable as of June 30, 2018 and December 31, 2017.

Trade Accounts Receivable and Allowance for Doubtful Accounts

Trade accounts receivable are recorded at the invoiced amount. We perform evaluations of our customers’ financial condition and generally do not require collateral. We make judgments as to our ability to collect outstanding receivables and provide allowances for a portion of receivables when collection becomes doubtful. Reserves are made based on a specific review of all significant outstanding invoices. For those invoices not specifically provided for, reserves are recorded at differing rates, based on the age of the receivable. In determining these rates, we analyze our historical collection experience and current payment trends. The determination of past-due accounts is based on contractual terms. We had an allowance for doubtful accounts of $32,000 and $9,000 at June 30, 2018 and December 31, 2017, respectively.

Self-Funded Health Insurance

Effective January 1, 2015, the Company maintains a self-funded health insurance program with a stop-loss umbrella policy with a third party insurer to limit the maximum potential liability for medical claims. With respect to this program, the Company considers historical and projected medical utilization data when estimating its health insurance program liability and related expense. As of June 30, 2018, the Company had approximately $610,000 in reserve for its self-funded health insurance program. As of December 31, 2017, the Company had approximately $679,000 in reserve for its self-funded health insurance program. The reserve is included in “other accrued liabilities” in the condensed consolidated balance sheets.

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

Accumulated Other Comprehensive Loss

The components of accumulated other comprehensive loss, which relate entirely to accumulated foreign currency translation losses associated with our foreign subsidiaries and unrealized losses on investments, consisted of the following (in thousands):

	Foreign Currency Translation Losses	Unrealized Losses on Investments	Total
Balance as of December 31, 2017	$(2,024)	$(84)	$(2,108)
Current-period other comprehensive loss	(279)	(19)	(298)
Balance as of June 30, 2018	$(2,303)	$(103)	$(2,406)

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

The fair value of our stock-based awards was estimated using the following weighted average assumptions for the three months and six months ended June 30, 2018 and 2017. There were no stock option grants during the three months ended June 30, 2018.

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Stock Option Plan:
Risk-free interest rate	—	—	2.4%	1.43%
Expected term	—	—	3 years	3.58 years
Volatility	—	—	41.3%	46.21%
Expected dividend	—	—	—%	0%
Weighted average fair value (per share)	—	—	$0.84	$0.96

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Employee Stock Purchase Plan:
Risk-free interest rate	2.09%	1.02%	2.09%	1.02%
Expected term	0.5 years	0.5 years	0.5 years	0.5 years
Volatility	32.55%	33.66%	32.55%	33.66%
Expected dividend	0%	0%	0%	0%
Weighted average fair value (per share)	$0.72	$0.59	$0.72	$0.59

We recorded the following stock-based compensation expense for the three and six months ended June 30, 2018 and 2017 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017

Stock-based compensation expense related to grants of:
Stock options	$32	$45	$320	$59
Employee Stock Purchase Plan (“ESPP”)	6	5	11	11
Restricted Stock Units (“RSU”)	70	127	153	197
	$108	$177	$484	$267

Stock-based compensation expense recognized in:
Cost of services	$17	$22	$38	$64
Cost of software and other	—	—	—	3
Research and development	10	39	24	80
Sales and marketing	7	15	26	22
General and administrative	74	101	396	98
	$108	$177	$484	$267

Earnings (Loss) Per Share

Basic earnings (loss) per share is computed using our net income (loss) and the weighted average number of common shares outstanding during the reporting period. Diluted earnings (loss) per share is computed using our net income (loss) and the weighted average number of common shares outstanding, including the effect of the potential issuance of common stock such as stock issuable pursuant to the exercise of stock options and warrants and vesting of RSUs using the treasury stock method when dilutive. For the three months ended June 30, 2018, diluted earnings per share was computed using our net income and the weighted average number of common shares outstanding, including the effect of the potential issuance of common stock such as stock issuable pursuant to the exercise of stock options and warrants and vesting of RSUs using the treasury stock method.  For the six months ended June 30, 2018 and the three and six months ended June 30, 2017, we were in a loss position, therefore all shares were anti-dilutive.”

The following table sets forth the computation of basic and diluted earnings (loss) per share (in thousands, except per share amounts):

	Three Months		Six Months
	Ended		Ended
	June 30,		June 30,
	2018	2017	2018	2017

Net income (loss)	$396	$(165)	$(370)	$(1,451)

Basic:
Weighted-average shares of common stock outstanding	18,765	18,591	18,751	18,574
Shares used in computing basic loss per share	18,765	18,591	18,751	18,574
Basic earnings (loss) per share	0.02	(0.01)	(0.02)	(0.08)
Diluted:
Weighted-average shares of common stock outstanding	18,765	18,591	18,751	18,574
Add: Common equivalent shares outstanding	182	-	-	-
Shares used in computing diluted earnings (loss) per share	18,947	18,591	18,751	18,574
Diluted earnings (loss) per share	$0.02	$(0.01)	$(0.02)	$(0.08)

The following potential common shares outstanding were excluded from the computation of diluted earnings (loss) per share because including them would have been antidilutive (in thousands):

	As of June 30,
	2018	2017

Stock options	871	532
RSUs	110	211
	981	743

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

We generally agree to indemnify our customers against legal claims that our end-user software products infringe certain third-party intellectual property rights. As of June 30, 2018, we have not been required to make any payment resulting from infringement claims asserted against our customers and have not recorded any related accruals.

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

Income Taxes

In March 2018, the Company adopted Accounting Standards Update No. 2018-05 – Income Taxes (Topic 740): Amendments to SEC Paragraphs Pursuant to SEC Staff Accounting Bulletin No. 118, which updates the income tax accounting in U.S. GAAP to reflect the Securities and Exchange Commission (“SEC”) interpretive guidance released on December 22, 2017, when the Tax Cuts and Jobs Act was signed into law.

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

Comprehensive Income

In February 2018, the FASB issued ASU 2018-02, Income Statement-Reporting Comprehensive Income (Topic 220): Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income, which allows companies to reclassify standard tax effects resulting from the 2017 Tax Cuts and Jobs Act (the Tax Act), from accumulated other comprehensive income to retained earnings. This standard is effective for fiscal years beginning after December 15, 2018, and interim periods within those fiscal years. Early adoption is permitted for any interim period after issuance of the ASU. The new standard is effective for us beginning January 1, 2019, with early adoption permitted. We are currently evaluating the timing of adopting this guidance but do not expect such adoption to have a material impact on our consolidated financial statements and the related disclosures.

Note 2. Income Taxes

We recorded an income tax provision (benefit) of $27,000 and ($53,000) for the three and six months ended June 30, 2018, respectively.  The income tax provision for interim periods is determined using an estimate of the annual effective tax rate, adjusted for discrete items, if any, that are taken into account in the relevant period.  Each quarter, the estimate of the annual effective tax rate is updated, and if the estimated effective tax rate changes, a cumulative adjustment is made.  There is a potential for volatility of the effective tax rate due to several factors, including changes in the mix of the pre-tax income and the jurisdictions to which it relates, changes in tax laws and settlements with taxing authorities and foreign currency fluctuations.

As of June 30, 2018, our deferred tax assets are fully offset by a valuation allowance except in those jurisdictions where it is determined that a valuation allowance is not required. ASC 740, Income Taxes, provides for the recognition of deferred tax assets if realization of such assets is more likely than not. Based upon the weight of available evidence, which includes historical operating performance, reported cumulative net losses since inception and difficulty in accurately forecasting our future results, we provided a full valuation allowance against our net U.S. deferred tax assets and a partial valuation allowance against our foreign deferred tax assets.  We reassess the need for our valuation allowance on a quarterly basis. If it is later determined that a portion or all of the valuation allowance is not required, it generally will be a benefit to the income tax provision in the period such determination is made.

The Company does not anticipate a material change in the total amount or composition of its unrecognized tax benefits as of June 30, 2018.

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

On December 20, 2016 the Federal Trade Commission (“FTC”) issued a Civil Investigative Demand, or CID, to the Company requiring the Company to produce certain documents and materials and to answer certain interrogatories relating to PC Healthcheck, a software program provided by the Company to certain third parties prior to December 31, 2016. Since issuing the CID, the FTC has sought additional written and testimonial evidence from the Company.  The Company has cooperated with the investigation from its inception and provided all of the requested information.  On March 9, 2018, the FTC notified the Company that the FTC was willing to engage in settlement discussions.  At this time it is difficult to predict the timing, and the likely outcome, of these matters.   The possible outcomes include, but are not limited to, the filing by the FTC of a contested civil complaint and further discussions leading to a settlement which would likely include a monetary payment and injunctive and other relief.  If discussions with the FTC do not progress to a mutually agreeable outcome, it is likely that litigation will ensue.  Although we are confident in our legal position, litigation outcomes by their very nature are difficult to predict and there can be no assurance of a particular outcome.  Accordingly, the Company is actively pursuing settlement discussions directly with the FTC, but is also continuing to assess the likelihood of future litigation and related expenses.  The outcome of these matters with the FTC, whether by mutual resolution or through litigation, could have a material adverse impact on the Company’s business operations, its results of operations or its financial condition.  The Company is currently unable to estimate a range of potential loss, if any, and has not accrued any amounts with respect to any potential monetary payments relating to this matter. Legal costs associated with this action may be material and will be expensed as incurred.

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

Total facility rent expense pursuant to all operating lease agreements was $176,000 and $244,000 for the three and six months ended June 30, 2018

Guarantees

We have identified guarantees in accordance with ASC 450, Contingencies. This guidance stipulates that an entity must recognize an initial liability for the fair value, or market value, of the obligation it assumes under the guarantee at the time it issues such a guarantee, and must disclose that information in its interim and annual financialstatements. We have entered into various service level agreements with our partners, in which we may guarantee the maintenance of certain service level thresholds. Under some circumstances, if we do not meet these thresholds, we may be liable for certain financial costs. We evaluate costs for such guarantees under the provisions of ASC 450. We consider such factors as the degree of probability that we would be required to satisfy the liability associated with the guarantee and the ability to make a reasonable estimate of the resulting cost. During the three and six months ended June 30, 2018, we did not incur any costs as a result of such obligations. We have not accrued any liabilities related to such obligations in the condensed consolidated financial statements as of June 30, 2018 and December 31, 2017.

Note 4. Intangible Assets

The Company amortizes intangible assets, which consist of purchased technologies that have estimated useful lives ranging from 1 to 6 years, using the straight-line method when the consumption pattern of the asset is not apparent. The Company reviews such assets for impairment whenever an impairment indicator exists and continually monitors events and changes in circumstances that could indicate carrying amounts of the intangible assets may not be recoverable. When such events or changes in circumstances occur, the Company assesses recoverability by determining whether the carrying value of such assets exceed the estimates of future undiscounted future cash flows expected to be generated by such assets. Should impairment exist, the impairment loss would be measured based on the excess carrying value of the asset over the asset’s estimated fair value. There was no impairment of intangible assets recorded for the six months ended June 30, 2018.

Amortization of intangible assets and other for the three and six months ended June 30, 2018 was $0. Amortization of intangible assets and other for the three and six months ended June 30, 2017 was $6,000 and $16,000, respectively.

The following table summarizes the components of intangible assets (in thousands):

Indefinite Life Intangibles
As of June 30, 2018
Gross carrying value	$250
Accumulated amortization	—
Net carrying value	$250
As of December 31, 2017
Gross carrying value	$250
Accumulated amortization	—
Net carrying value	$250

In December 2006, we acquired the use of a toll-free telephone number for cash consideration of $250,000. This asset has an indefinite useful life.

Note 5. Other Accrued Liabilities

Other accrued liabilities consist of the following (in thousands):

	June 30, 2018	December 31, 2017
Accrued expenses	$383	$462
Self-insurance accruals	610	679
Customer deposits	12	-
Other accrued liabilities	136	189
Total other accrued liabilities	$1,141	$1,330

Note 6. Stockholder’s Equity

Stock Options

The following table represents the stock option activity for the six months ended June 30, 2018:

	Number of Shares	Weighted Average Exercise Price per Share	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
Outstanding options at December 31, 2017	732,190	$3.02	8.17	$56
Granted	300,000	$2.74
Exercised	(39,606)	$2.47
Forfeited	(121,183)	$6.39
Outstanding options at June 30, 2018	871,401	$3.07	8.61	$280
Options vested and expected to vest	841,730	$3.10	8.59	$264
Exercisable at June 30, 2018	528,744	$3.55	8.39	$102

The aggregate intrinsic value in the table above represents the total pre-tax intrinsic value that would have been received by the option holders had they all exercised their options on June 30, 2018. This amount changes based on the fair market value of our stock. The aggregate intrinsic value of options exercised under our stock option plans was zero during the three and six months ended June 30, 2018, and zero during the three and six months ended June 30, 2017. Total fair value of options vested was $24,000 and $53,000 during both three and six months ended June 30, 2018, respectively, and $49,000 and $132,000 during the three and six months ended June 30, 2017, respectively.

At June 30, 2018, there was $227,000 of unrecognized compensation cost related to existing options outstanding which is expected to be recognized over a weighted average period of 2.2 years.

Employee Stock Purchase Plan

In the second quarter of 2011, to advance the interests of the Company and its stockholders by providing an incentive to attract, retain and reward eligible employees and by motivating such persons to contribute to the growth and profitability of the Company, the Company’s Board of Directors (the “Board”) and stockholders approved an ESPP and reserved 333,333 shares of our common stock for issuance effective as of May 15, 2011. The ESPP continues in effect for ten (10) years from its effective date unless terminated earlier by the Company. The ESPP consists of six-month offering periods during which employees may enroll in the plan. The purchase price on each purchase date shall not be less than eighty-five percent (85%) of the lesser of (a) the fair market value of a share of stock on the offering date of the offering period or (b) the fair market value of a share of stock on the purchase date. During the six months ended June 30, 2018, 15,435 shares were purchased under ESPP.

Restricted Stock Units

The following table represents RSU activity for the six months ended June 30, 2018:

	Number of Shares	Weighted Average Grant-Date Fair Value per Share	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
Outstanding RSUs at December 31, 2017	136,329	$2.80	0.80	$329
Awarded	—	—
Released	(15,627)	—
Forfeited	(11,115)	—
Outstanding RSUs at June 30, 2018	109,587	$2.60	0.13	$312

At June 30, 2018, there was $39,000 of unrecognized compensation cost related to RSUs which is expected to be recognized over a weighted average period of 0.14 years.

Stock Repurchase Program

On April 27, 2005, our Board authorized the repurchase of up to 666,666 outstanding shares of our common stock. As of June 30, 2018 the maximum number of shares remaining that can be repurchased under this program was 602,467. The Company does not intend to repurchase shares without further approval from its Board.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion of our financial condition and results of operations should be read in conjunction with our condensed consolidated financial statements and the related notes included elsewhere in this Form 10-Q (the “Report”) and the section entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the consolidated financial statements and related notes included in our Annual Report on Form 10-K for the year ended December 31, 2017. The following discussion includes forward-looking statements. Please see “Risk Factors” in Item 1A of this Report for important information to consider when evaluating these statements.

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

Total revenue for the second quarter of 2018 increased 20% year-over-year. Revenue from services increased 23% year-over-year primarily due to increased billable hours of Comcast. Revenue from software and other decreased 8% year-over-year due to new subscriptions and renewal being less than expirations of subscriptions.

Cost of services for the second quarter of 2018 increased 32% year-over-year primarily as a result of higher compensation costs. Cost of software and other for the second quarter of 2018 decreased 50% year-over-year due to lower third party fees. Total gross margin decreased from 23% to 17% year-over-year due to the increase in revenue being less than the higher compensation and related employees’ cost.

Operating expenses for the second quarter of 2018 decreased 25% from the same period in 2017, primarily driven by a decrease in salary and employee related costs due to a decrease in headcount coupled with overall spending controls as a result of our cost reduction efforts initiated during 2017.

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

 Critical Accounting Policies and Estimates

In preparing our interim condensed consolidated financial statements, we make estimates, assumptions and judgments that can have a significant impact on our net revenue, operating income or loss and net income or loss, as well as on the value of certain assets and liabilities on our condensed consolidated balance sheet. We believe that the estimates, assumptions and judgments involved in the accounting policies described in Management’s Discussion and Analysis of Financial Condition and Results of Operations in Item 7 of our Annual Report on Form 10-K for the fiscal year ended December 31, 2017 have the greatest potential impact on our interim condensed consolidated financial statements, so we consider them to be our critical accounting policies and estimates. There have been no significant changes in these critical accounting policies and estimates during the three and six months ended June 30, 2018.

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

RESULTS OF OPERATIONS

The following table sets forth the results of operations for the three and six months ended June 30, 2018 and 2017 expressed as a percentage of total revenue:

	Three Months		Six Months
	Ended		Ended
	June 30,		June 30,
	2018	2017	2018	2017
Revenue:
Services	93%	91%	92%	91%
Software and other	7	9	8	9
Total revenue	100	100	100	100

Costs of revenue:
Cost of services	82	76	83	77
Cost of software and other	1	1	1	1
Total cost of revenue	83	77	84	78
Gross profit	17	23	16	22
Operating expenses:
Research and development	4	6	4	6
Sales and marketing	2	4	3	5
General and administrative	10	15	11	17
Total operating expenses	16	25	18	28

Income (loss) from operations	1	(2)	(2)	(6)
Interest and other income, net	1	1	1	1

Income (loss), before income taxes	2	(1)	(1)	(5)

Income tax provision	—	—	—	—

Net income (loss)	2%	(1)%	(1)%	(5)%

REVENUE

	Three Months Ended June 30,				Six Months Ended June 30,
In thousands, except percentages	2018	2017	$ Change	% Change	2018	2017	$ Change	% Change

Services	$16,220	$13,147	$3,073	23%	$31,420	$26,062	$5,358	21%
Software and other	1,248	1,360	(112)	(8)%	2,570	2,735	(165)	(6)%
Total revenue	$17,468	$14,507	$2,961	20%	$33,990	$28,797	$5,193	18%

Services. Services revenue consists primarily of fees for technology services generated from our partners. We provide these services remotely, generally using service delivery personnel who utilize our proprietary technology to deliver the services. Services revenue is also comprised of licensing of our Support.com Cloud applications. Services revenue for the three and six months ended June 30, 2018 increased by $3.1 million and $5.4 million from the same period in 2017 mainly due to increases in billable hours and sales from our major customers. For the three and six months ended June 30, 2018, services revenue generated from our partnerships was $15.3 million and $29.5 million, compared to $12.0 million and $23.8 million, respectively, for the same period in 2017. Direct services revenue was $0.9 million and $1.9 million for the three months and six months ended June 30, 2018 compared to $1.1 million and $2.2 million, respectively, for the same period in 2017. As with any market that is undergoing shifts, timing of downward pressures and growth opportunities in our services programs are difficult to predict. We are experiencing downward pressure with some of our services programs as PC and certain retail markets are subject to seasonal or other sector specific softness. However, we still see opportunity in the market for growth with our service partners as a result of the evolving support market trends.

Software and other. Software and other revenue is comprised primarily of fees for end-user software products provided through direct customer downloads, and, to a lesser extent, through the sale of these software products via partners. Software and other revenue for the three and six months ended June 30, 2018 decreased by $0.1 million and $0.2 million, or 8% and 6%, respectively, from the same period in 2017 due to new subscriptions being less than expirations of subscriptions. For the three-month periods ended June 30, 2018 and 2017, revenue from software and other generated from our direct sales was and $0.6 million and $0.7 million, respectively, and software and other revenue generated from our partnerships was $0.7 million for both periods. For the six-month periods ended June 30, 2018 and 2017, revenue from software and other generated from our direct sales was $1.5 million and $1.3 million, respectively, and software and other revenue generated from our partnerships was $1.4 million for both periods.

COST OF REVENUE

	Three Months Ended June 30,				Six Months Ended June 30,
In thousands, except percentages	2018	2017	$ Change	% Change	2018	2017	$ Change	% Change

Cost of services	$14,462	$10,990	$3,472	32%	$28,573	$22,201	$6,372	(29)%
Cost of software and other	46	92	(46)	(50)%	101	186	(85)	(46)%
Total cost of revenue	$14,508	$11,082	$3,426	31%	$28,674	$22,387	$6,287	(28)%

Cost of services. Cost of services consists primarily of compensation costs and contractor expenses for people providing services, technology and telecommunication expenses related to the delivery of services and other personnel-related expenses in service delivery. The increase of $3.5 million in cost of services for the three months ended June 30, 2018 as compared to the same period of 2017 was primary attributable to increase in higher payroll and benefit charges. The increase of $6.4 million in cost of services for the six months ended June 30, 2018 compared to the same period in 2017 was included an increase in compensation of $7.8 million and lower self-insurance and employee benefit of $1.4 million due to lower medical claim.

Cost of software and other. Cost of software and other fees consists primarily of third-party royalty fees for our end-user software products. Certain of these products were developed using third-party research and development resources, and the third party receives royalty payments on sales of products it developed. The decrease of $46,000 and $85,000 in cost of software and other for the three and six months ended June 30, 2018, respectively, compared to the same periods in 2017 was mainly driven by lower 3rd party fees.

OPERATING EXPENSES

	Three Months Ended June 30,				Six Months Ended June 30,
In thousands, except percentages	2018	2017	$ Change	% Change	2018	2017	$ Change	% Change

Research and development	$681	$875	$(194)	(22)%	$1,392	$1,798	$(406)	(23)%
Sales and marketing	$409	$583	$(174)	(30)%	$959	$1,390	$(431)	(31)%
General and administrative	$1,677	$2,235	$(558)	(25)%	$3,823	$4,851	$(1,028)	(21)%
Amortization of intangibles assets and other	$—	$6	$(6)	(100)%	$—	$16	$(16)	(100)%

Research and development. Research and development expense consists primarily of compensation costs, third-party consulting expenses and related overhead costs for research and development personnel. Research and development costs are expensed as they are incurred. The decreases of $0.2 million and $0.4 million in research and development expense for the three and six months ended June 30, 2018, respectively, compared to the same periods in 2017 were resulted from a decrease in salary and employee related expenses due to a decrease in headcount, primarily related to Support.com Cloud applications.

Sales and marketing. Sales and marketing expense consists primarily of compensation costs of business development, program management and marketing personnel, as well as expenses for lead generation and promotional activities, including public relations, advertising and marketing. The decrease of $0.2 million in sales and marketing expense for the three months ended June 30, 2018 compared to the same period in 2017 resulted from a decrease in salary and employee related expenses of $0.2 million due to a decrease in headcount in connection with cost-reduction efforts. Similarly, the decrease of $0.4 million in sales and marketing expense for the six months ended June 30, 2018 compared to the same period in 2017 resulted from a decrease in salary and employee related expenses of $0.3 million and lower travel expenses of $0.1 million due to a decrease in headcount in connection with cost-reduction efforts.

General and administrative. General and administrative expense consists primarily of compensation costs and related overhead costs for administrative personnel and professional fees for legal, accounting and other professional services. The decrease of $0.6 million in general and administrative expense for three months ended June 30, 2018 as compared to the year-ago period was primarily due to a decrease in salary and employee related expenses due to a decrease in headcount. The decrease of $1.0 million in general and administrative expense for the six months ended June 30, 2018 as compared to the same period a year ago was primarily due to $0.8 million decrease in salary and employee related expenses, including stock-based compensation, due to a decrease in headcount and $0.2 million decrease in rent and utility cost due to move to smaller headquarter in Sunnyvale, CA.

INTEREST INCOME AND OTHER, NET

	Three Months Ended June 30,				Six Months Ended June 30,
In thousands, except percentages	2018	2017	$Change	%Change	2018	2017	$Change	%Change

Interest income and other, net	$230	$154	$76	49%	$435	$287	$148	52%

Interest income and other, net. Interest income and other, net consists primarily of interest income on our cash, cash equivalents and short-term investments. The increase in interest income and other, net of $76,000 and $148,000 for the three months and six months ended June 30, 2018 and 2017 was primarily due to increased interest on our investments.

INCOME TAX PROVISION

	Three Months Ended June 30,				Six Months Ended June 30,
In thousands, except percentages	2018	2017	$Change	%Change	2018	2017	$Change	%Change

Income tax provision (benefit)	$27	$45	$(18)	(40)%	$(53)	$93	$(146)	(157)%

Income tax provision.  The income tax provision is comprised of estimates of current taxes due in domestic and foreign jurisdictions. For the three and six months ended June 30, 2018 and 2017, the income tax provision primarily consisted of state income tax and foreign taxes.

LIQUIDITY AND CAPITAL RESOURCES

Total cash, cash equivalents and investments at June 30, 2018 and December 31, 2017 were $48.8 million and $49.2 million, respectively. The decrease in cash, cash equivalents and investments was primarily due to the use of cash in operating activities as we continue to invest in services and the Support.com Cloud product.

Operating Activities

Net cash used in operating activities was $0.2 million for the six months ended June 30, 2018 and resulted primarily from a net loss for the period of $0.4 million adjusted for non-cash items totaling $0.8 million offset by net changes in operating assets and liabilities of $0.6 million. Adjustments for non-cash items primarily consisted of stock-based compensation expense of $0.5 million and depreciation of $0.3 million. The changes in operating assets and liabilities primarily consisted of decreases in prepaid and other current assets of $0.1 million, accrued compensation of $0.4 million, and other long term assets of $0.2 million, offset by increase in accounts receivable of $0.3 million, and decreases in deferred revenue of $0.6 million, other accrued liabilities of $0.2 million, and other long term liabilities of $0.3 million.

Net cash used in operating activities was $1.8 million for the six months ended June 30, 2017 and resulted primarily from a net loss for the period of $1.5 million adjusted for non-cash items totaling $0.7 million offset by net changes in operating assets and liabilities of $1.0 million. Adjustments for non-cash items primarily consisted of stock-based compensation expense of $0.3 million and depreciation of $0.3 million. The changes in operating assets and liabilities primarily consisted of decreases in prepaid and other current assets of $0.5 million and other long term assets of $0.1 million, offset by decreases in accounts payable, accrued compensation, other accrued liabilities, and deferred revenue of $0.4 million, $0.3 million, $0.6 million, and $0.2 million, respectively.

Investing Activities

Net cash provided by investing activities was $1.0 million and $4.1 million for the six months ended June 30, 2018 and 2017, respectively. Net cash provided by investing activities for the six months ended June 30, 2018 was primarily due to maturities of investments, net of purchases, of $1.2 million offset by purchases of property and equipment of $0.2 million. Net cash provided by investing activities for the six months ended June 30, 2017 was primarily due to maturities of investments, net of purchases, of $4.2 million offset by purchases of property and equipment of $34,000.

Financing Activities

Net cash provided by financing activities was $0.1 million and $25,000 for the six months ended June 30, 2018 and 2017, respectively. Net cash provided by financing activities for the six months ended June 30, 2018 was primarily the $0.1 million in proceeds from the purchase of common stock under the Company’s ESPP and from the exercise of stock options.

Working Capital and Capital Expenditure Requirements

At June 30, 2018, we had stockholders’ equity of $56.4 million and working capital of $55.1 million. We believe that our existing cash balances will be sufficient to meet our working capital requirements, as well as our planned capital expenditures, for at least the next 12 months.

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

As of June 30, 2018, we held $30.1 million in short-term investments (excluding cash and cash equivalents), which consisted primarily of certificates of deposits, government debt securities, corporate notes and bonds, and commercial paper. The weighted average interest rate of our portfolio was approximately 1.8% at June 30, 2018. A decline in interest rates over time would reduce our interest income from our investments. We have limited exposure to market risks from instruments that may impact our balance sheets, statement of comprehensive loss, and statement of cash flows. Such exposure is primarily due to changing interest rates.

Impact of Foreign Currency Rate Changes

The functional currencies of our international operating subsidiaries are the local currencies. We translate the assets and liabilities of our foreign subsidiaries at the exchange rates in effect on the balance sheet date. We translate their income and expenses at the average rates of exchange in effect during the period. We include translation gains and losses in the stockholders’ equity section of our consolidated balance sheets. We include net gains and losses resulting from foreign exchange transactions in interest income and other in our consolidated statements of operations. Since we translate foreign currencies (primarily Canadian dollars and Indian rupees) into U.S. dollars for a small portion of our operations, currency fluctuations have had an immaterial impact on our consolidated statements of operations. We have both revenue and expenses that are denominated in foreign currencies. Neither a weaker or stronger U.S. dollar environment would have a material impact on our consolidated statement of operations. The historical impact of currency fluctuations on our consolidated statements of operations has generally been immaterial. As of June 30, 2018, we did not engage in foreign currency hedging activities.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended June 30, 2018 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

On December 20, 2016 the Federal Trade Commission (“FTC”) issued a Civil Investigative Demand, or CID, to the Company requiring the Company to produce certain documents and materials and to answer certain interrogatories relating to PC Healthcheck, a software program provided by the Company to certain third parties prior to December 31, 2016. Since issuing the CID, the FTC has sought additional written and testimonial evidence from the Company.  The Company has cooperated with the investigation from its inception and provided all of the requested information.  On March 9, 2018, the FTC notified the Company that the FTC was willing to engage in settlement discussions.  At this time it is difficult to predict the timing, and the likely outcome, of these matters.   The possible outcomes include, but are not limited to, the filing by the FTC of a contested civil complaint and further discussions leading to a settlement which would likely include a monetary payment and injunctive and other relief.  If discussions with the FTC do not progress to a mutually agreeable outcome, it is likely that litigation will ensue.  Although we are confident in our legal position, litigation outcomes by their very nature are difficult to predict and there can be no assurance of a particular outcome.  Accordingly, the Company is actively pursuing settlement discussions directly with the FTC, but is also continuing to assess the likelihood of future litigation and related expenses.  The outcome of these matters with the FTC, whether by mutual resolution or through litigation, could have a material adverse impact on the Company’s business operations, its results of operations or its financial condition.  The Company is currently unable to estimate a range of potential loss, if any, and has not accrued any amounts with respect to any potential monetary payments relating to this matter. Legal costs associated with this action may be material and will be expensed as incurred.

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

For the three and six months ended June 30, 2018, two customers accounted for over 80% of our total revenue. The loss of these or other significant relationships, the change of the terms or terminations of our arrangements with any of these firms, the reduction or discontinuance of programs with any of these firms, or the failure of any of these firms to achieve their targets has in the past adversely affected, and could in the future adversely affect our business.  Generally, the agreements with our partners do not require them to conduct any minimum amount of business with us, and therefore they have decided in the past and could decide at any time in the future to reduce or eliminate their programs or the use of our services in such programs. They may also enter into multi-sourcing arrangements with other vendors for services previously provided exclusively by us. Further, we may not successfully obtain new partners or customers. There is also the risk that, once established, our programs with these and other partners may take longer than we expect to produce revenue or may not produce revenue at all, and the revenue produced may not be profitable if the costs of performing under the program are greater than anticipated or the program terminates before up-front investments can be recouped. One or more of our key partners may also choose not to renew their relationship with us, discontinue certain programs, offer them only on a limited basis or devote insufficient time and attention to promoting them to their customers. Some of our key partners may prefer not to work with us if we also partner with their competitors. If any of these key partners merge with one of their competitors, all of these risks could be exacerbated.

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

SUPPORT.COM, INC.

August 8, 2018	By:	/s/ Richard A. Bloom
Richard A. Bloom
Interim President and Chief Executive Officer

EXHIBIT INDEX TO SUPPORT.COM, INC.

QUARTERLY REPORT ON FORM 10-Q

FOR THE QUARTER ENDED JUNE 30, 2018

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