Form 10-Q
period 2018-09-30
Support.com, Inc.
filed 2018-11-07
CIK 1104855

UNITED STATES
 SECURITIES AND EXCHANGE COMMISSION
 Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2018

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

On October 31, 2018, 18,913,333 shares of the Registrant’s Common Stock, $0.0001 par value, were outstanding.

SUPPORT.COM, INC.
FORM 10-Q
QUARTERLY PERIOD ENDED September 30, 2018

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS (UNAUDITED)

 SUPPORT.COM, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share data)

	September 30, 2018	December 31, 2017
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$16,112	$18,050
Short-term investments	31,806	31,183
Accounts receivable, net	12,539	11,951
Prepaid expenses and other current assets	980	802
Total current assets	61,437	61,986
Property and equipment, net	846	1,133
Intangible assets, net	250	250
Other assets	725	984

Total assets	$63,258	$64,353

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$408	$504
Accrued compensation	2,446	3,157
Other accrued liabilities	1,212	1,330
Accrued legal settlement	10,000	-
Short-term deferred revenue	1,244	2,006
Total current liabilities	15,310	6,997
Long-term deferred revenue	-	13
Other long-term liabilities	725	885
Total liabilities	16,035	7,895
Commitments and contingencies (Note 3)
Stockholders’ equity:
Common stock; par value $0.0001, 50,000,000 shares authorized; 19,396,247 issued and 18,913,333 outstanding at September 30, 2018; 19,211,826 issued and 18,728,912 outstanding at December 31, 2017	2	2
Additional paid-in capital	268,600	267,857
Treasury stock, at cost (482,914 shares at September 30, 2018 and December 31, 2017)	(5,297)	(5,297)
Accumulated other comprehensive loss	(2,568)	(2,108)
Accumulated deficit	(213,514)	(203,996)
Total stockholders’ equity	47,223	56,458

Total liabilities and stockholders’ equity	$63,258	$64,353

See accompanying notes.

SUPPORT.COM, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share amounts)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017

Revenue:
Services	$16,759	$13,682	$48,179	$39,744
Software and other	1,258	1,350	3,828	4,085
Total revenue	18,017	15,032	52,007	43,829

Cost of revenue:
Cost of services	14,412	11,559	42,985	33,760
Cost of software and other	51	66	152	252
Total cost of revenue	14,463	11,625	43,137	34,012
Gross profit	3,554	3,407	8,870	9,817

Operating expenses:
Research and development	690	631	2,082	2,429
Sales and marketing	424	621	1,383	2,011
General and administrative	1,800	1,996	5,623	6,847
Legal settlement	10,000	-	10,000	-
Amortization of intangible assets and other	-	-	-	16
Restructuring	-	128	-	128
Total operating expenses	12,914	3,376	19,088	11,431
Income (loss) from operations	(9,360)	31	(10,218)	(1,614)
Interest income and other, net	241	164	676	451
Income (loss) before income taxes	(9,119)	195	(9,542)	(1,163)
Income tax provision (benefit)	29	(36)	(24)	57
Net income (loss)	$(9,148)	$231	$(9,518)	$(1,220)

Basic and diluted earnings (loss) per share
Basic	$(0.49)	$0.01	$(0.51)	$(0.07)
Diluted	$(0.49)	$0.01	$(0.51)	$(0.07)

Shares used in computing per share amounts
Basic	18,805	18,692	18,786	18,613
Diluted	18,805	18,714	18,786	18,613

See accompanying notes.

SUPPORT.COM, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(in thousands)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017

Net income (loss)	$(9,148)	$231	(9,518)	$(1,220)

Other comprehensive income:
Change in foreign currency translation adjustment	(194)	9	(473)	175
Change in net unrealized gain on investments	32	12	13	18
Other comprehensive income (loss)	(162)	21	(460)	193

Comprehensive income (loss)	$(9,310)	$252	$(9,978)	$(1,027)

See accompanying notes.

SUPPORT.COM, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(Unaudited)

	Nine Months Ended September 30,
	2018	2017
Operating Activities:
Net loss	$(9,518)	$(1,220)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	478	479
Amortization of premiums and discounts on investments	129	65
Amortization of intangible assets and other	-	16
Stock-based compensation	586	295
Changes in assets and liabilities:
Accounts receivable, net	(588)	(2,188)
Prepaid expenses and other current assets	(191)	572
Other long-term assets	180	123
Accounts payable	(95)	(292)
Accrued compensation	(721)	(632)
Accrued legal settlement	10,000	-
Other accrued liabilities	(122)	(585)
Other long-term liabilities	(160)	(48)
Deferred revenue	(775)	(664)
Net cash used in operating activities	(797)	(4,079)

Investing Activities:
Purchases of property and equipment	(191)	(32)
Purchases of investments	(22,893)	(14,939)
Maturities of investments	22,154	23,273
Net cash (used in) provided by investing activities	(930)	8,302

Financing Activities:
Proceeds from employee stock purchase plan	35	27
Proceeds from exercise of stock options	121	-
Repurchase of common stock	-	(2)
Net cash provided by financing activities	156	25
Effect of exchange rate changes on cash and cash equivalents	(367)	116
Net (decrease) increase in cash and cash equivalents	(1,938)	4,364
Cash and cash equivalents at beginning of period	18,050	16,890
Cash and cash equivalents at end of period	$16,112	$21,254

Supplemental schedule of cash flow information:	62
Income taxes paid	$89	$85

See accompanying notes.

SUPPORT.COM, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 1. Significant Accounting Policies

Basis of Presentation

The accompanying unaudited interim condensed consolidated financial statements include the accounts of Support.com, Inc. (the “Company”, “Support.com”, “We” or “Our”) and its wholly owned subsidiaries. All intercompany balances and transactions have been eliminated. The condensed consolidated balance sheet as of September 30, 2018 and the consolidated statements of operations and comprehensive loss for the three and nine months ended September 30, 2018 and 2017 and the consolidated statements of cash flows for the nine months ended September 30, 2018 and 2017 are unaudited. In the opinion of management, these unaudited interim condensed consolidated financial statements reflect all adjustments (consisting of normal recurring adjustments) that are necessary for a fair presentation of the results for, and as of, the periods shown. The results of operations for such periods are not necessarily indicative of the results expected for the full fiscal year or for any future period. The condensed consolidated balance sheet information as of December 31, 2017 is derived from audited financial statements as of that date. These financial statements have been prepared based upon Securities and Exchange Commission (“SEC”) rules that permit reduced disclosure for interim periods. For a more complete discussion of significant accounting policies and certain other information, these unaudited interim condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2017, filed with the SEC on March 22, 2018.

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles in the United States requires management to make estimates and assumptions that affect the amounts reported in the condensed consolidated financial statements and accompanying notes. The accounting estimates that require management’s most significant, difficult and subjective judgments include accounting for revenue recognition, assumptions used to estimate self-insurance and litigation accruals, the valuation of investments, the assessment of recoverability of intangible assets and their estimated useful lives, the valuations and recognition of stock-based compensation and the recognition and measurement of current and deferred income tax assets and liabilities. Actual results could differ materially from these estimates.

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

Disaggregation of Revenue

We generate revenue from the sale of services and sale of software fees for end-user software products provided through direct customer downloads and through the sale of these end-user software products via partners. The following table depicts the disaggregation of revenue (in thousands) according to revenue type and is consistent with how we evaluate our financial performance:

Revenue from Contracts with Customers:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Services	$16,759	$13,682	$48,179	$39,744
Software and other	1,258	1,350	3,828	4,085
Total revenue	$18,017	$15,032	$52,007	$43,829

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

We offer technology services to consumers and SMBs, primarily through our partners (which include communications providers, retailers, technology companies and others) and to a lesser degree directly through our website at www.support.com. We transact with customers via reseller programs, referral programs and direct transactions. In reseller programs, the partner generally executes the financial transactions with the customer and pays a fee to us which we recognize as revenue when the service is delivered. In referral programs, we transact with the customer directly and pay a referral fee to the referring party. Referral fees are generally expensed in the period in which revenues are recognized. In such referrals we bear substantially all risks associated with the transaction and we record the gross amount of revenue. In direct transactions, we sell directly to the customer at the retail price.

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

In certain cases, we are paid for services that are sold but not yet delivered. We initially record such balances as a contract liability included in deferred revenue, and recognize revenue when the service has been provided or, on the non-subscription portion of these balances, when the likelihood of the service being redeemed by the customer is remote (“services breakage”). Based on our historical redemption patterns for these relationships, we believe that the likelihood of a service being delivered more than 90 days after sale is remote. We therefore recognize non-subscription deferred revenue balances older than 90 days as services revenue. For the three and nine months ended September 30, 2018 and 2017, services breakage revenue was less than 1% of our total revenue. During the three and nine month periods ended September 30, 2018, the revenue that the Company recognized that was included in deferred revenue at December 31, 2017 was $0.3 million and $1.9 million, respectively.

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

Services revenue also includes fees from licensing of Support.com cloud-based software. In such arrangements, customers receive a right to use our Support.com Cloud applications in their own support organizations. We license our cloud based software using a software-as-a-service (“SaaS”) model under which customers cannot take possession of the technology and pay us on a per-user or usage basis during the term of the arrangement. In addition, services revenue includes fees from implementation services of our cloud-based software. Currently, revenues from implementation services are recognized ratably over the customer life which is estimated as the term of the arrangement once the Support.com Cloud services are made available to customers. We generally charge for these services on a time and material basis. As of September 30, 2018, revenues from implementation services are di minimus.

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

Our cash equivalents and short-term investments in debt securities are classified as short-term investments, and are reported at fair value with unrealized gains/losses included in accumulated other comprehensive loss within stockholders’ equity on the condensed consolidated balance sheets. We view our short-term investments portfolio as available for use in our current operations, and therefore we present our marketable securities as short-term assets.

We monitor our investments for impairment on a quarterly basis and determine whether a decline in fair value is other-than-temporary by considering factors such as current economic and market conditions, the credit rating of the security’s issuer, the length of time an investment’s fair value has been below our carrying value, the Company’s intent to sell the security and the Company’s belief that it will not be required to sell the security before the recovery of its amortized cost. If an investment’s decline in fair value is deemed to be other-than-temporary, we reduce its carrying value to its estimated fair value, as determined based on quoted market prices or liquidation values. Declines in value judged to be other-than-temporary, if any, are recorded in operations as incurred. At September 30, 2018, we evaluated our unrealized gains/losses on available-for-sale securities and determined them to be temporary. We currently do not intend to sell securities with unrealized losses and we concluded that we will not be required to sell these securities before the recovery of their amortized cost basis. At September 30, 2018 and December 31, 2017, the fair value of cash, cash equivalents and investments was $47.9 million and $49.2 million, respectively.

The following is a summary of cash, cash equivalents and investments at September 30, 2018 and December 31, 2017 (in thousands):

As of September 30, 2018	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Cash	$6,933	$—	$—	$6,933
Money market funds	5,683	—	—	5,683
Certificates of deposit	1,196	—	(2)	1,194
Commercial paper	7,168	—	(3)	7,165
Corporate notes and bonds	18,541	—	(63)	18,478
U.S. government agency securities	8,468	—	(3)	8,465
	$47,989	$—	$(71)	$47,918
Classified as:
Cash and cash equivalents	$16,113	$—	$(1)	$16,112
Short-term investments	31,876	—	(70)	31,806
	$47,989	$—	$(71)	$47,918

As of December 31, 2017	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Cash	$7,408	$—	$—	$7,408
Money market funds	10,643	—	(1)	10,642
Certificates of deposit	1,207	—	(1)	1,206
Commercial paper	2,494	—	(1)	2,493
Corporate notes and bonds	22,846	—	(77)	22,769
U.S. government agency securities	4,719	—	(4)	4,715
	$49,317	$—	$(84)	$49,233
Classified as:
Cash and cash equivalents	$18,051	$—	$(1)	$18,050
Short-term investments	31,266	—	(83)	31,183
	$49,317	$—	$(84)	$49,233

The following table summarizes the estimated fair value of our available-for-sale securities classified by the stated maturity date of the security (in thousands):

	September 30, 2018	December 31, 2017
Due within one year	$29,299	$22,228
Due within two years	2,507	8,955
	$31,806	$31,183

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

In accordance with ASC 820, the following table represents our fair value hierarchy for our financial assets (cash equivalents and investments) measured at fair value on a recurring basis as of September 30, 2018 and December 31, 2017 (in thousands):

As of September 30, 2018	Level 1	Level 2	Level 3	Total
Money market funds	$5,683	$—	$—	$5.683
Certificates of deposit	—	1,194	—	1,194
Commercial paper	—	7,165	—	7,165
Corporate notes and bonds	—	18,478	—	18,478
U.S. government agency securities	—	8,465	—	8,465
Total	$5,683	$35,302	$—	$40,985

As of December 31, 2017	Level 1	Level 2	Level 3	Total
Money market funds	$10,642	$—	$—	$10,642
Certificates of deposit	—	1,206	—	1,206
Commercial paper	—	2,493	—	2,493
Corporate notes and bonds	—	22,769	—	22,769
U.S. government agency securities	—	4,715	—	4,715
Total	$10,642	$31,183	$—	$41,825

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

For the three months ended September 30, 2018, Comcast and Cox Communications accounted for 70% and 16%, respectively, of our total revenue. For the three months ended September 30, 2017, Comcast accounted for 62%, of our total revenue. For the nine months ended September 30, 2018, Comcast and Cox Communications accounted for 70% and 14%, respectively, of our total revenue. For the nine months ended September 30, 2017, Comcast accounted for 64% of our total revenue. There were no other customers that accounted for 10% or more of total revenue for the three and nine months ended September 30, 2018 and 2017.

As of September 30, 2018, Comcast and Cox Communications accounted for 73% and 17%, respectively, of our total accounts receivable. As of December 31, 2017, Comcast and Cox Communications accounted for 71% and 12% of our total accounts receivable, respectively. There were no other customers that accounted for 10% or more of our total accounts receivable as of September 30, 2018 and December 31, 2017.

Trade Accounts Receivable and Allowance for Doubtful Accounts

Trade accounts receivable are recorded at the invoiced amount. We perform evaluations of our customers’ financial condition and generally do not require collateral. We make judgments as to our ability to collect outstanding receivables and provide allowances for a portion of receivables when collection becomes doubtful. Reserves are made based on a specific review of all significant outstanding invoices. For those invoices not specifically provided for, reserves are recorded at differing rates, based on the age of the receivable. In determining these rates, we analyze our historical collection experience and current payment trends. The determination of past-due accounts is based on contractual terms. We had an allowance for doubtful accounts of $18,000 and $9,000 at September 30, 2018 and December 31, 2017, respectively.

Self-Funded Health Insurance

Effective January 1, 2015, the Company maintains a self-funded health insurance program with a stop-loss umbrella policy with a third party insurer to limit the maximum potential liability for medical claims. With respect to this program, the Company considers historical and projected medical utilization data when estimating its health insurance program liability and related expense. As of September 30, 2018, the Company had approximately $633,000 in reserve for its self-funded health insurance program. As of December 31, 2017, the Company had approximately $679,000 in reserve for its self-funded health insurance program. The reserve is included in “other accrued liabilities” in the condensed consolidated balance sheets.

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

Accumulated Other Comprehensive Loss

The components of accumulated other comprehensive loss, which relate entirely to accumulated foreign currency translation losses associated with our foreign subsidiaries and unrealized losses on investments, consisted of the following (in thousands):

	Foreign Currency Translation Losses	Unrealized Losses on Investments	Total
Balance as of December 31, 2017	$(2,024)	$(84)	$(2,108)
Current-period other comprehensive gain (loss)	(473)	13	(460)
Balance as of September 30, 2018	$(2,497)	$(71)	$(2,568)

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

The fair value of our stock-based awards was estimated using the following weighted average assumptions for the three months and nine months ended September 30, 2018 and 2017. There were stock option grants during the three months ended September 30, 2018.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Stock Option Plan:
Risk-free interest rate	2.9%	—	2.4%	1.43%
Expected term	3.2 years	—	3.0 years	3.58 years
Volatility	39.5%	—	41.2%	46.21%
Expected dividend	—%	—	—%	0%
Weighted average fair value (per share)	$0.88	—	$0.84	$0.96

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Employee Stock Purchase Plan:
Risk-free interest rate	2.09%	1.02%	2.09%	1.02%
Expected term	0.5 years	0.5 years	0.5 years	0.5 years
Volatility	32.55%	33.66%	32.55%	33.66%
Expected dividend	0%	0%	0%	0%
Weighted average fair value (per share)	$0.72	$0.59	$0.72	$0.59

We recorded the following stock-based compensation expense for the three and nine months ended September 30, 2018 and 2017 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017

Stock-based compensation expense related to grants of:
Stock options	$38	$27	$358	$86
Employee Stock Purchase Plan (“ESPP”)	-	5	11	16
Restricted Stock Units (“RSU”)	64	(4)	217	193
	$102	$28	$586	$295

Stock-based compensation expense recognized in:
Cost of services	$11	$19	$49	$83
Cost of software and other	—	—	—	3
Research and development	9	(18)	33	62
Sales and marketing	14	12	40	34
General and administrative	68	15	464	113
	$102	$28	$586	$295

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

For the three months ended September 30, 2018 and September 30, 2017 and nine months ended September 30, 2018, diluted earnings per share was computed using our net income and the weighted average number of common shares outstanding, including the effect of the potential issuance of common stock such as stock issuable pursuant to the exercise of stock options and warrants and vesting of RSUs using the treasury stock method.  For the nine months ended September 30, 2017, we were in a loss position, therefore all shares were anti-dilutive.

The following table sets forth the computation of basic and diluted earnings (loss) per share (in thousands, except per share amounts):

	Three Months		Nine Months
	Ended		Ended
	September 30,		September 30,
	2018	2017	2018	2017

Net income (loss)	$(9,148)	$231	$(9,518)	$(1,220)

Basic:
Weighted-average shares of common stock outstanding	18,805	18,692	18,786	18,613
Shares used in computing basic income (loss) per share	18,805	18,692	18,786	18,613
Basic earnings (loss) per share	(0.49)	0.01	(0.51)	(0.07)
Diluted:
Weighted-average shares of common stock outstanding	18,805	18,692	18,786	18,613
Add: Common equivalent shares outstanding	-	22	-	-
Shares used in computing diluted earnings (loss) per share	18,805	18,714	18,786	18,613
Diluted earnings (loss) per share	$(0.49)	$0.01	$(0.51)	$(0.07)

The following potential common shares outstanding were excluded from the computation of diluted earnings (loss) per share because including them would have been antidilutive (in thousands):

	As of September 30,
	2018	2017

Stock options	872	417
RSUs	96	-
	968	417

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

We generally agree to indemnify our customers against legal claims that our end-user software products infringe certain third-party intellectual property rights. As of September 30, 2018, we have not been required to make any payment resulting from infringement claims asserted against our customers and have not recorded any related accruals.

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

Lease Accounting
In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842), which provides guidance for accounting for leases. Under ASU 2016-02, the Company will be required to recognize the assets and liabilities for the rights and obligations created by leased assets. ASU 2016-02 is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018. In July 2018, the FASB issued ASU No. 2018-11 to amend the transition method of adoption for the new leases standard. We are currently evaluating the impact of the adoption of ASU 2016-02 on our consolidated financial statements. While we have not yet quantified the impact, we anticipate that adoption of ASU 2016-02 will have an impact to the financial statement presentation of right of use assets, lease liabilities, amortization expense, and lease expense.

Comprehensive Income
In February 2018, the FASB issued ASU 2018-02, Income Statement-Reporting Comprehensive Income (Topic 220): Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income, which allows companies to reclassify standard tax effects resulting from the 2017 Tax Cuts and Jobs Act (the Tax Act), from accumulated other comprehensive income to retained earnings. This standard is effective for fiscal years beginning after December 15, 2018, and interim periods within those fiscal years. Early adoption is permitted for any interim period after issuance of the ASU. The new standard is effective for us beginning January 1, 2019, with early adoption permitted. We are currently evaluating the adoption of this guidance but do not expect such adoption to have a material impact on our consolidated financial statements and the related disclosures.

Note 2. Income Taxes

We recorded an income tax provision (benefit) of $27,000 and ($25,000) for the three and nine months ended September 30, 2018, respectively.  The income tax provision for interim periods is determined using an estimate of the annual effective tax rate, adjusted for discrete items, if any, that are taken into account in the relevant period.  Each quarter, the estimate of the annual effective tax rate is updated, and if the estimated effective tax rate changes, a cumulative adjustment is made.  There is a potential for volatility of the effective tax rate due to several factors, including changes in the mix of the pre-tax income and the jurisdictions to which it relates, changes in tax laws and settlements with taxing authorities and foreign currency fluctuations.

As of September 30, 2018, our deferred tax assets are fully offset by a valuation allowance except in those jurisdictions where it is determined that a valuation allowance is not required. ASC 740, Income Taxes, provides for the recognition of deferred tax assets if realization of such assets is more likely than not. Based upon the weight of available evidence, which includes historical operating performance, reported cumulative net losses since inception and difficulty in accurately forecasting our future results, we provided a full valuation allowance against our net U.S. deferred tax assets and a partial valuation allowance against our foreign deferred tax assets.  We reassess the need for our valuation allowance on a quarterly basis. If it is later determined that a portion or all of the valuation allowance is not required, it generally will be a benefit to the income tax provision in the period such determination is made.

The Company does not anticipate a material change in the total amount or composition of its unrecognized tax benefits as of September 30, 2018.

Note 3. Commitments and Contingencies

Legal contingencies

Federal Trade Commission Consent Order. As previously disclosed, on December 20, 2016 the Federal Trade Commission (“FTC”) issued a confidential Civil Investigative Demand, or CID, to the Company requiring the Company to produce certain documents and materials and to answer certain interrogatories relating to PC Healthcheck, an obsolete software program that the Company developed on behalf of a third party for their use with their customers. The investigation relates to the Company providing software like PC Healthcheck to third parties for thier use prior to December 31, 2016, when the Company was under management of the previous Board and executive team. Since issuing the CID,  the FTC  has sought additional written and testimonial evidence from the Company. We have cooperated fully with the FTC's investigation and provided all requested an obsolete information. In addition, the Company has not used PC Healthcheck nor provided it to any customers since December 2016.

On March 9, 2018, the FTC notified the Company that the FTC was willing to engage in settlement discussions. On November 6, 2018, the Company and the FTC entered into a proposed Stipulation to Entry of Order for Permanent Injunction and Monetary Judgment, or the Consent Order. The Consent Order is to be lodged with the U.S. District Court for the Southern District of Florida. Upon final entry by the Court, the Consent Order resolves the FTC’s multi-year investigation of the Company.

 Pursuant to the Consent Order, under which the Company neither admitted nor denied the FTC’s allegations (except as to the Court having jurisdiction over the matter), the FTC has agreed to accept a payment of $10 million in settlement of the $35 million judgement, subject to the factual accuracy of the information the Company has provided as part of our financial representations. The $10 million payment is made within seven (7) days of the entry of the Consent Order in the Southern District of Florida and is recognized in operating expenses within the Company’s consolidated statements of operations for the three and nine months ended September 30, 2018.

Additionally, pursuant to the Consent Order, the Company has agreed to implement certain new procedures and enhance certain existing procedures. For example, the Consent Order necessitates that the Company cooperate with representatives of the Commission on associated investigations if needed; imposes requirements on the Company regarding obtaining acknowledgements of the Consent Order and compliance certification, including record creation and maintenance; and prohibits the Company from making misrepresentations and misleading claims or providing the means for others to make such claims regarding, among other things, detection of security or performance issues on consumer’s Electronic Devices. Electronic Devices include, but are not limited to, cell phones, tablets and computers. The Company intends to monitor the impact of the Consent Order regularly and, while the Company currently does not expect the settlement to have a long-term and materially adverse impact on its business, the Company’s business may be negatively impacted as the Company adjusts to some of the changes. If the Company is unable to comply with the Consent Order, then this could result in a material and adverse impact to the Company’s results of operations and financial condition.

 Other Matters. On January 17, 2017 the Consumer Protection Division of the Office of Attorney General, State of Washington (“Washington AG”), issued a Civil Investigative Demand to the Company requiring the Company to produce certain documents and materials and to answer certain interrogatories relating to PC Healthcheck. The Washington AG has not alleged a factual basis underlying the issuance of the Civil Investigative Demand. On May 30, 2017, the Consumer Protection Division of the Office of Attorney General, State of Texas (“Texas AG”), issued a Civil Investigative Demand to the Company requiring the Company to produce certain documents and materials and to answer certain interrogatories relating to PC Healthcheck.  The Texas AG has not alleged a factual basis underlying the issuance of the Civil Investigative Demand. The Company is in the process of responding to these Civil Investigative Demands and cooperating with the FTC, Washington AG and Texas AG with respect to these matters.

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

Total facility rent expense pursuant to all operating lease agreements was $114,000 and $290,000 for the three and nine months ended September 30, 2018.

Guarantees

We have identified guarantees in accordance with ASC 450, Contingencies. This guidance stipulates that an entity must recognize an initial liability for the fair value, or market value, of the obligation it assumes under the guarantee at the time it issues such a guarantee, and must disclose that information in its interim and annual financial statements. We have entered into various service level agreements with our partners, in which we may guarantee the maintenance of certain service level thresholds. Under some circumstances, if we do not meet these thresholds, we may be liable for certain financial costs. We evaluate costs for such guarantees under the provisions of ASC 450. We consider such factors as the degree of probability that we would be required to satisfy the liability associated with the guarantee and the ability to make a reasonable estimate of the resulting cost. During the three and nine months ended September 30, 2018, we did not incur any costs as a result of such obligations. We have not accrued any liabilities related to such obligations in the condensed consolidated financial statements as of September 30, 2018 and December 31, 2017.

Note 4. Intangible Assets

The Company amortizes intangible assets, which consist of purchased technologies that have estimated useful lives ranging from 1 to 6 years, using the straight-line method when the consumption pattern of the asset is not apparent. The Company reviews such assets for impairment whenever an impairment indicator exists and continually monitors events and changes in circumstances that could indicate carrying amounts of the intangible assets may not be recoverable. When such events or changes in circumstances occur, the Company assesses recoverability by determining whether the carrying value of such assets exceed the estimates of future undiscounted future cash flows expected to be generated by such assets. Should impairment exist, the impairment loss would be measured based on the excess carrying value of the asset over the asset’s estimated fair value. There was no impairment of intangible assets recorded for the nine months ended September 30, 2018.

Amortization of intangible assets and other for the three and nine months ended September 30, 2018 was $0. Amortization of intangible assets and other for the three and nine months ended September 30, 2017 was $0 and $16,000, respectively.

The following table summarizes the components of intangible assets (in thousands):

Indefinite Life Intangibles
As of September 30, 2018
Gross carrying value	$250
Accumulated amortization	—
Net carrying value	$250
As of December 31, 2017
Gross carrying value	$250
Accumulated amortization	—
Net carrying value	$250

In December 2006, we acquired the use of a toll-free telephone number for cash consideration of $250,000. This asset has an indefinite useful life.

Note 5. Other Accrued Liabilities

Other accrued liabilities consist of the following (in thousands):

	September 30, 2018	December 31, 2017
Accrued expenses	$408	$462
Self-insurance accruals	633	679
Other accrued liabilities	171	189
Total other accrued liabilities	$1,212	$1,330

Note 6. Stockholder’s Equity

Stock Options

The following table represents the stock option activity for the nine months ended September 30, 2018:

	Number of Shares	Weighted Average Exercise Price per Share	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
Outstanding options at December 31, 2017	732,190	$3.72	8.17	$56
Granted	330,000	$2.75
Exercised	(49,043)	$2.47
Forfeited	(140,712)	$6.53
Outstanding options at September 30, 2018	872,435	$2.97	8.61	$311
Options vested and expected to vest	848,495	$2.99	8.60	$297
Exercisable at September 30, 2018	555,707	$3.32	8.42	$143

The aggregate intrinsic value in the table above represents the total pre-tax intrinsic value that would have been received by the option holders had they all exercised their options on September 30, 2018. This amount changes based on the fair market value of our stock. The aggregate intrinsic value of options exercised under our stock option plans was $3,000 and $20,000 during the three and nine months ended September 30, 2018, respectively, and zero during the three and nine months ended September 30, 2017. Total fair value of options vested was $24,000 and $48,000 during both three and nine months ended September 30, 2018, respectively, and $36,000 and $169,000 during the three and nine months ended September 30, 2017, respectively.

At September 30, 2018, there was $213,000 of unrecognized compensation cost related to existing options outstanding which is expected to be recognized over a weighted average period of 1.9 years.

Employee Stock Purchase Plan

In the second quarter of 2011, to advance the interests of the Company and its stockholders by providing an incentive to attract, retain and reward eligible employees and by motivating such persons to contribute to the growth and profitability of the Company, the Company’s Board of Directors (the “Board”) and stockholders approved an ESPP and reserved 333,333 shares of our common stock for issuance effective as of May 15, 2011. The ESPP continues in effect for ten (10) years from its effective date unless terminated earlier by the Company. The ESPP consists of nine-month offering periods during which employees may enroll in the plan. The purchase price on each purchase date shall not be less than eighty-five percent (85%) of the lesser of (a) the fair market value of a share of stock on the offering date of the offering period or (b) the fair market value of a share of stock on the purchase date. During the nine months ended September 30, 2018, 15,435 shares were purchased under ESPP.

Restricted Stock Units

The following table represents RSU activity for the nine months ended September 30, 2018:

	Number of Shares	Weighted Average Grant-Date Fair Value per Share	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
Outstanding RSUs at December 31, 2017	136,329	$2.80	0.80	$329
Awarded	90,905	2.20
Released	(119,943)	2.71
Forfeited	(10,937)	2.67
Outstanding RSUs at September 30, 2018	96,354	$2.36	0.84	$279

At September 30, 2018, there was $164,000 of unrecognized compensation cost related to RSUs which is expected to be recognized over a weighted average period of 0.84 years.

Stock Repurchase Program

On April 27, 2005, our Board authorized the repurchase of up to 666,666 outstanding shares of our common stock. As of September 30, 2018 the maximum number of shares remaining that can be repurchased under this program was 602,467. The Company does not intend to repurchase shares without further approval from its Board.

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

Total revenue for the nine months period ended September 30, 2018 increased 19% year-over-year. Revenue from services increased 21% year-over-year primarily due to increased billable hours of Comcast. Revenue from software and other decreased 6% year-over-year due to new subscriptions and renewal being less than expirations of subscriptions.

Cost of services for the nine months period ended September 30, 2018 increased 27% year-over-year primarily as a result of higher compensation costs. Cost of software and other for the third quarter of 2018 decreased 40% year-over-year due to lower third party fees. Total gross margin decreased from 22% to 17% year-over-year due to the increase in revenue being less than the higher compensation and related employees’ cost.

Operating expenses for the nine months period ended September 30, 2018 increased 67% year-over-year, primarily driven by a $10 million legal settlement accrual with FTC in November 2018 offset by a decrease in salary and employee related costs due to a decrease in headcount coupled with overall spending controls as a result of our cost reduction efforts initiated during 2017.

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

 Critical Accounting Policies and Estimates

In preparing our interim condensed consolidated financial statements, we make estimates, assumptions and judgments that can have a significant impact on our net revenue, operating income or loss and net income or loss, as well as on the value of certain assets and liabilities on our condensed consolidated balance sheet. We believe that the estimates, assumptions and judgments involved in the accounting policies described in Management’s Discussion and Analysis of Financial Condition and Results of Operations in Item 7 of our Annual Report on Form 10-K for the fiscal year ended December 31, 2017 have the greatest potential impact on our interim condensed consolidated financial statements, so we consider them to be our critical accounting policies and estimates. There have been no significant changes in these critical accounting policies and estimates during the three and nine months ended September 30, 2018.

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

RESULTS OF OPERATIONS

The following table sets forth the results of operations for the three and nine months ended September 30, 2018 and 2017 expressed as a percentage of total revenue:

	Three Months		Nine Months
	Ended		Ended
	September 30,		September 30,
	2018	2017	2018	2017
Revenue:
Services	93%	91%	93%	91%
Software and other	7	9	7	9
Total revenue	100	100	100	100

Costs of revenue:
Cost of services	79	77	82	77
Cost of software and other	1	0	1	1
Total cost of revenue	80	77	83	78
Gross profit	20	23	17	22

Operating expenses:
Research and development	4	4	4	6
Sales and marketing	2	4	3	5
General and administrative	10	13	11	16
Legal settlement	56	-	19	16
Restructuring	-	1	-	-
Total operating expenses	72	22	37	27

Income (loss) from operations	(52)	1	(20)	(5)
Interest and other income, net	1	1	1	1
Income (loss), before income taxes	(51)	2	(19)	(4)
Income tax provision	—	—	—	—
Net income (loss)	(51)%	2%	(19)%	(4)%

REVENUE

	Three Months Ended September 30,				Nine Months Ended September 30,
In thousands, except percentages	2018	2017	$ Change	% Change	2018	2017	$ Change	% Change

Services	$16,759	$13,682	$3,077	22%	$48,179	$39,744	$8,435	21%
Software and other	1,258	1,350	(92)	(7)%	3,828	4,085	(257)	(6)%
Total revenue	$18,017	$15,032	$2,985	20%	$52,007	$43,829	$8,178	19%

Services. Services revenue consists primarily of fees for technology services generated from our partners. We provide these services remotely, generally using service delivery personnel who utilize our proprietary technology to deliver the services. Services revenue is also comprised of licensing of our Support.com Cloud applications. Services revenue for the three and nine months ended September 30, 2018 increased by $3.1 million and $8.4 million from the same periods in 2017 mainly due to increases in billable hours and sales from our major customers. For the three and nine months ended September 30, 2018, services revenue generated from our partnerships was $16.0 million and $45.5 million, compared to $12.7 million and $36.6 million, respectively, for the same periods in 2017. Direct services revenue was $0.7 million and $2.7 million for the three months and nine months ended September 30, 2018 compared to $1.0 million and $3.2 million, respectively, for the same period in 2017. As with any market that is undergoing shifts, timing of downward pressures and growth opportunities in our services programs are difficult to predict. We are experiencing downward pressure with some of our services programs as PC and certain retail markets are subject to seasonal or other sector specific softness. However, we still see opportunity in the market for growth with our service partners as a result of the evolving support market trends.

Software and other. Software and other revenue is comprised primarily of fees for end-user software products provided through direct customer downloads, and, to a lesser extent, through the sale of these software products via partners. Software and other revenue for the three and nine months ended September 30, 2018 decreased by $0.1 million and $0.3 million, or 7% and 6%, respectively, from the same period in 2017 due to new subscriptions being less than expirations of subscriptions. For the three-month periods ended September 30, 2018 and 2017, revenue from software and other generated from our direct sales was and $0.6 million and $0.7 million, respectively, and software and other revenue generated from our partnerships was $0.7 million for both periods. For the nine-month periods ended September 30, 2018 and 2017, revenue from software and other generated from our direct sales was $1.8 million and $2.1 million, respectively, and software and other revenue generated from our partnerships was $2.1 million and $2.0 million, respectively.

COST OF REVENUE

	Three Months Ended September 30,				Nine Months Ended September 30,
In thousands, except percentages	2018	2017	$ Change	% Change	2018	2017	$ Change	% Change

Cost of services	$14,412	$11,559	$2,853	25%	$42,985	$33,760	$9,255	27%
Cost of software and other	51	66	(15)	(23)%	152	252	(100)	(40)%
Total cost of revenue	$14,463	$11,625	$2,838	24%	$43,137	$34,012	$9,125	27%

Cost of services. Cost of services consists primarily of compensation costs and contractor expenses for people providing services, technology and telecommunication expenses related to the delivery of services and other personnel-related expenses in service delivery. The increase of $2.9 million in cost of services for the three months ended September 30, 2018 as compared to the same period of 2017 was primarily attributable to increases in payroll and benefits charges. The increase of $9.3 million in cost of services for the nine months ended September 30, 2018 compared to the same period in 2017 included an increase in compensation costs of $11.1 million offset by lower self-insurance costs of $1.8 million due to lower medical claims.

Cost of software and other. Cost of software and other fees consists primarily of third-party royalty fees for our end-user software products. Certain of these products were developed using third-party research and development resources, and the third party receives royalty payments on sales of products it developed. The modest decrease in cost of software and other for the three and nine months ended September 30, 2018, respectively, compared to the same periods in 2017 was mainly driven by lower 3rd party fees.

OPERATING EXPENSES

	Three Months Ended September 30,				Nine Months Ended September 30,
In thousands, except percentages	2018	2017	$ Change	% Change	2018	2017	$ Change	% Change
Research and development	$690	$631	$(59)	9%	$2,082	$2,429	$(347)	(14)%
Sales and marketing	$424	$621	$(197)	(32)%	$1,383	$2,011	$(628)	(31)%
General and administrative	$1,800	$1,996	$(196)	(10)%	$5,623	$6,847	$(1,224)	(18)%
Legal settlement	$10,000	$—	$10,000	100%	$10,000	$—	$10,000	100%
Amortization of intangibles assets and other	$—	$—	$—	0%	$—	$16	$(16)	(100)%
Restructuring	$—	$128	$(128)	(100)%	$—	$128	$(128)	(100)%

Research and development. Research and development expense consists primarily of compensation costs, third-party consulting expenses and related overhead costs for research and development personnel. Research and development costs are expensed as they are incurred. The decreases of $0.1 million and $0.3 million in research and development expense for the three and nine months ended September 30, 2018, respectively, compared to the same periods in 2017 were the result of a decrease in salary and employee related expenses due to a decrease in headcount, primarily related to Support.com Cloud applications.

Sales and marketing. Sales and marketing expense consists primarily of compensation costs of business development, program management and marketing personnel, as well as expenses for lead generation and promotional activities, including public relations, advertising and marketing. The decrease of $0.2 million in sales and marketing expense for the three months ended September 30, 2018 compared to the same period in 2017 resulted from a decrease in salary and employee related expenses of $0.2 million due to a decrease in headcount in connection with cost-reduction efforts. Similarly, the decrease of $0.6 million in sales and marketing expense for the nine months ended September 30, 2018 compared to the same period in 2017 resulted from a decrease in salary and employee related expenses of $0.5 million and lower marketing expenses of $0.1 million due to a decrease in headcount in connection with cost-reduction efforts.

General and administrative. General and administrative expense consists primarily of compensation costs and related overhead costs for administrative personnel and professional fees for legal, accounting and other professional services. The decrease of $0.2 million in general and administrative expense for the three months ended September 30, 2018 as compared to the year-ago period was primarily due to a decrease in salary and employee related expenses due to a decrease in headcount. The decrease of $1.2 million in general and administrative expense for the nine months ended September 30, 2018 as compared to the same period a year ago was primarily due to $0.7 million decrease in salary and employee related expenses, including stock-based compensation, due to a decrease in headcount and $0.5 million decrease in rent and utility cost due to move to smaller building in Sunnyvale, CA.

Legal settlement. Legal settlement consists of a legal settlement with a FTC related investigation. On November 6, 2018, the FTC and the Company reached a $10 million settlement agreement and the Company agreed to record a $10.0 million legal settlement on the Condensed Consolidated Statements of Operations as of September 30, 2018. Please refer to Note 3 Commitments and Contingencies for details.

Restructuring. During the third quarter of 2017, the Company incurred restructuring charges of approximately $0.1 million associated with the down-sizing of its Bangalore, India facilities. These cost reductions were primarily headcount related and, to a lesser degree, attributable to property, plant and equipment.

INTEREST INCOME AND OTHER, NET

	Three Months Ended September 30,				Nine Months Ended September 30,
In thousands, except percentages	2018	2017	$ Change	% Change	2018	2017	$ Change	% Change

Interest income and other, net	$241	$164	$77	47%	$676	$451	$225	50%

Interest income and other, net. Interest income and other, net consists primarily of interest income on our cash, cash equivalents and short-term investments. The increase in interest income and other, net of $77,000 and $225,000 for the three months and nine months ended September 30, 2018 and 2017 was primarily due to increased interest on our investments.

INCOME TAX PROVISION

	Three Months Ended September 30,				Nine Months Ended September 30,
In thousands, except percentages	2018	2017	$ Change	% Change	2018	2017	$ Change	% Change

Income tax provision (benefit)	$29	$(36)	$65	181%	$(24)	$57	$(81)	(142)%

Income tax provision.  The income tax provision is comprised of estimates of current taxes due in domestic and foreign jurisdictions. For the three and nine months ended September 30, 2018 and 2017, the income tax provision primarily consisted of state income tax and foreign taxes.

LIQUIDITY AND CAPITAL RESOURCES

Total cash, cash equivalents and investments at September 30, 2018 and December 31, 2017 were $47.9 million and $49.2 million, respectively. The decrease in cash, cash equivalents and investments was primarily due to the use of cash in operating activities as we continue to invest in services and the Support.com Cloud product.

Operating Activities

Net cash used in operating activities was $0.8 million for the nine months ended September 30, 2018 and resulted primarily from a net loss for the period of $9.5 million adjusted for non-cash items totaling $1.2 million and net changes in operating assets and liabilities of $7.5 million. Adjustments for non-cash items primarily consisted of stock-based compensation expense of $0.6 million and depreciation of $0.5 million. The changes in operating assets and liabilities primarily consisted of decreases in other long-term assets of $0.2 million and increase in accrued legal settlement of $10 million offset by increase in accounts receivable of $0.6 million, prepaid and other current assets of $0.2 million, and decreases in accounts payable of $0.1 million, accrued compensation of $0.7 million, other accrued liabilities of $0.1 million, other long term liabilities of $0.2 million and deferred revenue of $0.8 million.

Net cash used in operating activities was $4.1 million for the nine months ended September 30, 2017 and resulted primarily from a net loss for the period of $1.2 million adjusted for non-cash items totaling $0.9 million offset by net changes in operating assets and liabilities of $3.7 million. Adjustments for non-cash items primarily consisted of stock-based compensation expense of $0.3 million, amortization of intangible assets and other of $16,000, amortization of premiums and discounts on investments of $0.1 million, and depreciation of $0.5 million. The changes in operating assets and liabilities primarily consisted of an increase in accounts receivable of $2.2 million and decreases of $0.3 million, $0.6 million, $0.6 million, $0.7 million in accounts payable, accrued compensation, other accrued liabilities, and deferred revenue, respectively, offset by decreases of $0.6 million in prepaid expenses and other current assets and $0.1 million in other long-term assets.

Investing Activities

Net cash (used in) provided by investing activities was $(0.9) million and $8.3 million for the nine months ended September 30, 2018 and 2017, respectively. Net cash used in investing activities for the nine months ended September 30, 2018 was primarily due to purchases, net of maturities of investments of $0.7 million and purchases of property and equipment of $0.2 million. Net cash provided by investing activities for the nine months ended September 30, 2017 was primarily due to purchases of property and equipment of $32,000 and purchases of investments of $14.9 million offset by maturities of investments of $23.3 million.

Financing Activities

Net cash provided by financing activities was $0.2 million and $25,000 for the nine months ended September 30, 2018 and 2017, respectively. Net cash provided by financing activities for the nine months ended September 30, 2018 was primarily the $0.2 million in proceeds from the purchase of common stock under the Company’s ESPP and from the exercise of stock options. Net cash provided by financing activities for the nine months ended September 30, 2017 was from the proceeds of purchase of common stock under the Company’s ESPP of $27,000, offset by repurchases of common stock of $2,000.

Working Capital and Capital Expenditure Requirements

At September 30, 2018, we had stockholders’ equity of $47.2 million and working capital of $46.1 million. We believe that our existing cash balances will be sufficient to meet our working capital requirements, as well as our planned capital expenditures, for at least the next 12 months.

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

As of September 30, 2018, we held $31.8 million in short-term investments (excluding cash and cash equivalents), which consisted primarily of certificates of deposits, government debt securities, corporate notes and bonds, and commercial paper. The weighted average interest rate of our portfolio was approximately 2.0% at September 30, 2018. A decline in interest rates over time would reduce our interest income from our investments. We have limited exposure to market risks from instruments that may impact our balance sheets, statement of comprehensive loss, and statement of cash flows. Such exposure is primarily due to changing interest rates.

Impact of Foreign Currency Rate Changes

The functional currencies of our international operating subsidiaries are the local currencies. We translate the assets and liabilities of our foreign subsidiaries at the exchange rates in effect on the balance sheet date. We translate their income and expenses at the average rates of exchange in effect during the period. We include translation gains and losses in the stockholders’ equity section of our consolidated balance sheets. We include net gains and losses resulting from foreign exchange transactions in interest income and other in our consolidated statements of operations. Since we translate foreign currencies (primarily Canadian dollars and Indian rupees) into U.S. dollars for a small portion of our operations, currency fluctuations have had an immaterial impact on our consolidated statements of operations. We have both revenue and expenses that are denominated in foreign currencies. Neither a weaker or stronger U.S. dollar environment would have a material impact on our consolidated statement of operations. The historical impact of currency fluctuations on our consolidated statements of operations has generally been immaterial. As of September 30, 2018, we did not engage in foreign currency hedging activities.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended September 30, 2018 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

Federal Trade Commission Consent Order

As previously disclosed, on December 20, 2016 the Federal Trade Commission (“FTC”) issued a confidential Civil Investigative Demand, or CID, to the Company requiring the Company to produce certain documents and materials and to answer certain interrogatories relating to PC Healthcheck, an obsolete software program that the Company developed on behalf of a third party for their use with their customers. The investigation relates to the Company providing software like PC Healthcheck to third parties for their use prior to December 31, 2016, when the Company was under management of the previous Board and executive team. Since issuing the CID, the FTC has sought additional written and testimonial evidence from the Company. We have cooperated fully with the FTC’s investigation and provided all requested information. In addition, the Company has not used PC Healthcheck nor provided it to any customers since December 2016.

On March 9, 2018, the FTC notified the Company that the FTC was willing to engage in settlement discussions. On November 6, 2018, the Company and the FTC entered into a proposed Stipulation to Entry of Order for Permanent Injunction and Monetary Judgment, or the Consent Order. The Consent Order is to be lodged with the U.S. District Court for the Southern District of Florida. Upon final entry by the Court, the Consent Order resolves the FTC’s multi-year investigation of the Company.

Pursuant to the Consent Order, under which the Company neither admitted nor denied the FTC’s allegations (except as to the Court having jurisdiction over the matter), the FTC has agreed to accept a payment of $10 million in settlement of the $35 million judgement, subject to the factual accuracy of the information the Company has provided as part of our financial representations. The $10 million payment is made within seven (7) days of the entry of the Consent Order in the Southern District of Florida and is recognized in operating expenses within the Company’s consolidated statements of operations for the three and nine months ended September 30, 2018.

Additionally, pursuant to the Consent Order, the Company has agreed to implement certain new procedures and enhance certain existing procedures. For example, the Consent Order necessitates that the Company cooperate with representatives of the Commission on associated investigations if needed; imposes requirements on the Company regarding obtaining acknowledgements of the Consent Order and compliance certification, including record creation and maintenance; and prohibits the Company from making misrepresentations and misleading claims or providing the means for others to make such claims regarding, among other things, detection of security or performance issues on consumer’s Electronic Devices. Electronic Devices include, but are not limited to, cell phones, tablets and computers. The Company intends to monitor the impact of the Consent Order regularly and, while the Company currently does not expect the settlement to have a long-term and materially adverse impact on its business, the Company’s business may be negatively impacted as the Company adjusts to some of the changes. If the Company is unable to comply with the Consent Order, then this could result in a material and adverse impact to the Company’s results of operations and financial condition.

Other Proceedings

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

For the three and nine months ended September 30, 2018, two customers accounted for over 80% of our total revenue. The loss of these or other significant relationships, the change of the terms or terminations of our arrangements with any of these firms, the reduction or discontinuance of programs with any of these firms, or the failure of any of these firms to achieve their targets has in the past adversely affected, and could in the future adversely affect our business.  Generally, the agreements with our partners do not require them to conduct any minimum amount of business with us, and therefore they have decided in the past and could decide at any time in the future to reduce or eliminate their programs or the use of our services in such programs. They may also enter into multi-sourcing arrangements with other vendors for services previously provided exclusively by us. Further, we may not successfully obtain new partners or customers. There is also the risk that, once established, our programs with these and other partners may take longer than we expect to produce revenue or may not produce revenue at all, and the revenue produced may not be profitable if the costs of performing under the program are greater than anticipated or the program terminates before up-front investments can be recouped. One or more of our key partners may also choose not to renew their relationship with us, discontinue certain programs, offer them only on a limited basis or devote insufficient time and attention to promoting them to their customers. Some of our key partners may prefer not to work with us if we also partner with their competitors. If any of these key partners merge with one of their competitors, all of these risks could be exacerbated.

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

A breach of our security systems may have a material adverse effect on our business.

Our security systems are designed to maintain the physical security of our facilities and protect our customers’ and employees’ confidential information, as well as our own proprietary information. However, we are also dependent on a number of third-party cloud-based and other service providers of critical corporate infrastructure services relating to, among other things, human resources, electronic communication services and certain finance functions, and we are, of necessity, dependent on the security systems of these providers. Accidental or willful security breaches or other unauthorized access by third parties or our employees or contractors of our facilities, our information systems or the systems of our cloud-based or other service providers, or the existence of computer viruses or malware in our or their data or software could expose us to a risk of information loss and misappropriation of proprietary and confidential information, including information relating to our products or customers and the personal information of our employees. In addition, we have, from time to time, also been subject to unauthorized network intrusions and malware on our own IT networks. Any theft or misuse of confidential, personal or proprietary information as a result of such activities could result in, among other things, unfavorable publicity, damage to our reputation, loss of our trade secrets and other competitive information, difficulty in marketing our products, allegations by our customers that we have not performed our contractual obligations, litigation by affected parties and possible financial obligations for liabilities and damages related to the theft or misuse of such information, as well as fines and other sanctions resulting from any related breaches of data privacy regulations, any of which could have a material adverse effect on our reputation, business, profitability and financial condition. Since the techniques used to obtain unauthorized access or to sabotage systems change frequently and are often not recognized until launched against a target, we may be unable to anticipate these techniques or to implement adequate preventative measures.

Data privacy regulations are expanding and compliance with, and any violations of, these regulations may cause us to incur significant expenses.

Privacy legislation, enforcement and policy activity in this area are expanding rapidly in many jurisdictions and creating a complex regulatory compliance environment. Costs to comply with and implement these privacy-related and data protection measures could be significant. In addition, even our inadvertent failure to comply with federal, state or international privacy-related or data protection laws and regulations could result in proceedings against us by governmental entities or others, and substantial fines and damages. The theft, loss or misuse of personal data collected, used, stored or transferred by us to run our business could result in significantly increased business and security costs or costs related to defending legal claims.

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

Our business is subject to various governmental regulations, and compliance with these regulations may cause us to incur significant expense. If we fail to maintain compliance with applicable regulations, we may be forced to cease the distribution of certain products, and we may be subject to civil or criminal penalties.

Our business is subject to various laws and other legal requirements, such as the Federal Trade Commission Regulations. These laws and regulations are complex, change frequently, have generally become more stringent over time and may intensify under the current U.S. administration. We may be required to incur significant expense to comply with, or to remedy violations of, these regulations, or to discontinue the distribution of certain products. In addition, if our customers fail to comply with these regulations, we may be required to suspend sales to these customers, which could negatively impact our results of operations

We may face intellectual property infringement claims that could be costly to defend and result in our loss of significant rights.

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

If we are unable to protect or enforce our intellectual property rights, or we lose our ability to utilize the intellectual property of others, our business could be adversely affected.

Our success depends, in part, upon our ability to obtain intellectual property protection for our proprietary processes, software and other solutions. We rely upon confidentiality policies, nondisclosure and other contractual arrangements, and patent, trade secret, copyright and trademark laws to protect our intellectual property rights. These laws are subject to change at any time and could further limit our ability to obtain or maintain intellectual property protection. There is uncertainty concerning the scope of patent and other intellectual property protection for software and business methods, which are fields in which we rely on intellectual property laws to protect our rights. Even where we obtain intellectual property protection, our intellectual property rights may not prevent or deter competitors, former employees, or other third parties from reverse engineering our solutions or software. Further, the steps we take in this regard might not be adequate to prevent or deter infringement or other misappropriation of our intellectual property by competitors, former employees or other third parties, and we may not be able to detect unauthorized use of, or take appropriate and timely steps to enforce, our intellectual property rights. Enforcing our rights might also require considerable time, money and oversight, and we may not be successful. Further, we rely on third-party software in providing some of our services and solutions. If we lose our ability to continue using any such software for any reason, including because it is found to infringe the rights of others, we will need to obtain substitute software or find alternative means of obtaining the technology necessary to continue to provide our solutions. Our inability to replace such software, or to replace such software in a timely or cost-effective manner, could materially adversely affect our results of operations

We may face class actions and similar claims that could be costly to defend or settle and result in negative publicity and diversion of management resources.

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

SUPPORT.COM, INC.

November 7, 2018	By:	/s/ Richard A. Bloom
Richard A. Bloom
President and Chief Executive Officer

EXHIBIT INDEX TO SUPPORT.COM, INC.
QUARTERLY REPORT ON FORM 10-Q
FOR THE QUARTER ENDED September 30, 2018

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