Form 10-K
period 2018-12-31
Support.com, Inc.
filed 2019-03-08
CIK 1104855

  UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K
(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended December 31, 2018
OR
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Transition Period from              to
Commission File No. 000-30901

SUPPORT.COM, INC.
(Exact Name of Registrant as Specified in Its Charter)
Delaware	94-3282005
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

1521 Concord Pike (US 202), Suite 301, Wilmington, DE	19803
(Address of Registrant’s Principal Executive Offices)	(Zip Code)
Registrant’s telephone number including area code: (650) 556-9440

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock, $.0001 par value	The NASDAQ Global Select Market
Preferred Stock Purchase Rights	The NASDAQ Global Select Market

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

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).Yes  ☒    No  ☐

The aggregate market value of the registrant’s common stock held by non-affiliates was $53,578,410 as of June 30, 2018.  Shares of common stock held by each executive officer, director, and stockholder known by the registrant to own 10% or more of the outstanding stock based on Schedule 13G filings and other information known to us, have been excluded since such persons may be deemed affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

As of February 28, 2019, there were 18,955,264 shares of the registrant’s common stock outstanding.

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
FOR FISCAL YEAR ENDED DECEMBER 31, 2018

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

PART I

ITEM 1.	BUSINESS

Overview

Technology has become an essential feature of the modern life. Personal computers, printers, tablets, smartphones, digital cameras, connected entertainment systems, intelligent virtual assistants, home automation systems, and smart home appliances have become ubiquitous. Each year, these products become more feature-rich, offering many new capabilities. Consumers and small and medium-sized businesses (“SMBs”) now depend on such technology for “must-have” information, communication, and entertainment as well as for tasks and activities in their daily lives.

Technology has also become increasingly connected, with networks commonplace in the home as well as the office, and with the Internet of Things (“IoT”) adding a diverse array of devices that monitor, track and automate the physical world. At the same time, technology has become increasingly mobile, with anytime/anywhere access to voice, data, video and applications becoming commonplace.

The complexity of this environment creates challenges for customer support organizations. It results in more difficult problems to solve, often including the need to support third-party products. The growth in the number and range of connected devices, the increasingly inter-connected nature of these devices, and the related complex ecosystem compels customer support organizations to use expert agents, smart, integrated tools, and analytics to fundamentally transform how support is delivered.

Moreover, consumers aspire to get the most out of their technology and are often frustrated with the growing number of connected devices and the related inter-operability challenges. They need assistance with selectively installing, maintaining, and troubleshooting their devices, and they need support anytime, anywhere, and delivered any way they want it – self-support or live agent, desktop or mobile.

Support.com is a full spectrum leader in technical support solutions for businesses and consumers, helping people get the most out of their tech. Support.com offers outsourced call center tech support services, and cloud-based call center software to businesses that sell, manufacture, or maintain PCs, Macs, mobile devices, and other connected devices. Our skilled US-based workforce delivers high quality, turnkey support solutions, including presale and post-sale support across all devices in the connected home. Our customers include retailers, Internet Service Providers/MSO’s, original equipment manufacturers (“OEMs”), and warranty providers. We’re the power behind major brands, helping them grow revenue, reduce costs, and delight their customers. In addition, our expert tech support agents and desktop software solutions are also available to help individuals and small businesses install, maintain, and troubleshoot their PCs, Macs, mobile devices, and connected devices — 24/7, 365 days a year.

Support.com is the leading technology support company offering a full “Spectrum of Support,” ranging from intuitive self-help diagnostic and solution tools known as “Guided Paths®”, to chats or calls with live, professionally trained U.S. based technology support agents.  Guided Paths® help consumers solve the most common technology issues on their own, and are ideal for consumers that prefer accessing curated easy to find and follow self-help before contacting a support agent.  For problems requiring additional assistance, our platform enables consumers to immediately reach an agent via chat or phone call.  By including robust and effective self-help in our turnkey support programs, we are able to offer our customers a lower-cost solution to customer support than models based entirely off of personal agent interaction, while simultaneously improving the consumer support experience.

Our objective is to become the leading technology support provider utilizing innovative self-help through the ongoing creation and refinement of our Guided Paths®, the software included in our Support.com Cloud offering and the service of professionally trained U.S.-based agents.  We offer our turnkey, outsourced support services for service providers, retailers, OEMs, and warranty providers, IoT solution providers and other technology companies. Our customer support services programs are designed for both the consumer and SMB markets, and include pre-purchased concierge advice, device set-up, trouble shooting, security and support, virus and malware removal, wireless network set-up, and home security and automation system support. Most of our customer support specialists work from their homes rather than in brick-and-mortar facilities.

In addition to providing our services directly to customers, we also make our software and services available to other companies. Our Support.com Cloud offering is a software-as-a-service (“SaaS”) solution for companies to optimize support interactions with their customers using their own or third party support personnel. The solution enables companies to quickly resolve complex technology issues for their customers, boosting support agent productivity, providing ease of use for customer self-service, and dramatically improving the customer support experience.

Our Support Service Programs

Support.com® support services are distributed through partners, using the partner’s brand or in referral programs using the Support.com® brand.  Partners include broadband providers, retailers, OEMs, software providers, internet services providers and warranty providers.  The services programs include access to our library of Guided Paths®; one-time services (“incidents”), subscriptions, and bundled components of broader offerings.

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

Key features of our Support.com Cloud offering include:

Smart Guidance. Guided Paths® codify the organization’s best practices and ensures that agents and customers get the right guidance at the right time to help resolve customer problems. Guided Paths go beyond knowledge articles and decision trees. Guided paths are configured to gather contextual information and pertinent device data and to automate time-consuming, multi-step activities in ways that lead to effective and consistent problem resolution and satisfied customers.

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

Sales and Marketing

Technology Support Services.   We sell our services principally through partners. Our partners include leading communication providers, retailers, warranty providers and technology companies. We acquire partners through our business development organization, and we support partners through our account management organization.  Our partnerships typically begin with a pilot phase and can take several weeks to more than a year to progress to a broader roll-out. We typically provide wholesale services to our partners on a per-incident, per-subscription or labor rate basis and our partners bundle our services with their own to their customers – consumers and SMBs.  In these partnerships, the services are generally sold under the partner’s brand.

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

Research and Development

We maintain dedicated research and development teams in Sunnyvale, California, and Eugene, Oregon. Research and development expense was $2.8 million in 2018 and $3.0 million in 2017.

We develop, maintain, and continue to improve proprietary, market-leading, cloud-based technologies that are essential to our business. We focus our investment in research and development across the following major areas: the creation and refinement of our Guided Paths® library; solutions for support interaction optimization; endpoint applications and other extensions to gather data to assist support interactions and allow remote support when necessary; business analytics and reporting; open application interfaces; and internal service delivery management tools.

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

Intellectual Property

We own the registered trademarks SUPPORT.COM®, GUIDED PATHS®, PERSONAL TECHNOLOGY EXPERTS®, BUSINESS TECHNOLOGY EXPERTS® and NEXUS® in the United States for specified support services and software, and we have registrations and common law rights for several related trademarks in the U.S. and certain other countries. We own the domain name Support.com and additional other domain names. We also retain exclusive rights to our proprietary services technology, and our end user software products. In addition, we hold non-exclusive rights to sell and distribute certain other software products.

We own two U.S. patents related to our business and have a number of pending patent applications covering certain advanced technology. Our issued patents include U.S. Patent No. 8,020,190 (“Enhanced Browser Security”) and U.S. Patent No. 6,754,707 (“Secure Computer Support System”). However, we do not know if our current patent applications or any future patent application will result in a patent being issued with the scope of the claims we seek, if at all. Also, we do not know whether any patents we have or may receive will be challenged or invalidated. It is difficult to monitor unauthorized use of technology, particularly in foreign countries where the laws may not protect our proprietary rights as fully as they do in the United States, and our competitors may develop technology that competes with ours but nevertheless does not infringe our intellectual property rights.

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

In the market for our end-user software products, we face direct competition from software vendors, application providers, operating system providers, network equipment manufacturers, and other OEMs that may provide similar solutions and function in their products, and from individuals and groups who offer “free” and open source utilities online.

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

Employees

As of December 31, 2018, we had 2,035 employees, of whom 1,942 were work-from-home agents and 93 were corporate employees. In addition to our work-from-home employees, we also use contract labor.  None of our employees are covered by collective bargaining agreements.

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

Our telephone number is 650-556-9440 and our website address is www.support.com.  The information contained on our website does not form any part of this Annual Report on Form 10-K. However, we make available, free of charge through our website, our annual reports on Form 10-K, our quarterly reports on Form 10-Q and our current reports on Form 8-K filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934 as soon as reasonably practicable after we electronically file this material with, or furnish it to, the SEC. In addition, we also make available on https://www.support.com/about-us/investor-relations/corporate-governance/our Code of Ethics and Business Conduct for Employees, Officers and Directors. This Code is also available in print without charge to any person who requests it emailing us at IR@Support.com.

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

●
Our ability to successfully license, implement and support our Support.com Cloud and other product and service offerings;

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

For the three months and twelve months ended December 31, 2018, Comcast accounted for 67% and 69% of our total revenue, respectively, and Cox Communications accounted for 19% and 15% of our total revenue, respectively.  The loss of these or other significant relationships, the change of the terms or terminations of our arrangements with any of these firms, the reduction or discontinuance of programs with any of these firms, or the failure of any of these firms to achieve their targets has in the past adversely affected, and could in the future adversely affect our business.  Generally, the agreements with our partners do not require them to conduct any minimum amount of business with us, and therefore they have decided in the past and could decide at any time in the future to reduce or eliminate their programs or the use of our services in such programs. They may also enter into multi-sourcing arrangements with other vendors for services previously provided exclusively by us. In addition, our top customers’ purchasing power has, in some cases, given them the ability to make greater demands on us with regard to pricing and contractual terms in general. We expect this trend to continue, which may adversely affect our business and, should we fail to comply with such terms, might also result in substantial liability that could harm our business, financial condition and results of operations. Further, we may not successfully obtain new partners or customers. There is also the risk that, once established, our programs with these and other partners may take longer than we expect to produce revenue or may not produce revenue at all, and the revenue produced may not be profitable if the costs of performing under the program are greater than anticipated or the program terminates before up-front investments can be recouped. One or more of our key partners may also choose not to renew their relationship with us, discontinue certain programs, offer them only on a limited basis or devote insufficient time and attention to promoting them to their customers. Some of our key partners may prefer not to work with us if we also partner with their competitors. If any of these key partners merge with one of their competitors, all of these risks could be exacerbated.

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
●
The timing and ability to sell;
●
The availability and cost-effectiveness of advertising placements for our software products and services and our ability to respond to changes in the advertising markets in which we participate;
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

Our Support.com product and service offerings are in their early stages and failure to market, sell and develop the offerings effectively and competitively could result in a lack of growth.

A number of competitive offerings exist in the market, providing various features that may overlap with our Support.com offerings today or in the future. Some competitors in these markets far exceed our spending on sales and marketing activities and benefit from greater existing brand awareness, channel relationships and existing customer relationships. We may not be able to reach the market effectively and adequately or convey our differentiation as needed to grow our customer base. To reach our target market effectively, we may be required to continue to invest substantial resources in sales and marketing and research and development activities, which could have a material adverse effect on our financial results. In addition, if we fail to develop and maintain competitive features, deliver high-quality products and satisfy existing customers, our Support.com offerings could fail to grow. Disruptions in infrastructure operations as described below could impair our ability to deliver Support.com offerings to customers, thereby affecting our reputation with existing and prospective customers and possibly resulting in monetary penalties or financial losses.

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

Our success depends upon our ability to attract, develop and retain highly qualified employees while also controlling our labor costs in a competitive labor market.

Our customers expect a high level of customer service and product knowledge from our employees. To meet the needs and expectations of our customers, we must attract, develop and retain a large number of highly qualified employees while at the same time control labor costs. Our ability to control labor costs is subject to numerous external factors, including prevailing wage rates and health and other insurance costs, as well as the impact of legislation or regulations governing labor relations, minimum wage, or healthcare benefits. An inability to provide wages and/or benefits that are competitive within the markets in which we operate could adversely affect our ability to retain and attract employees. Likewise, changes in market compensation rates may adversely affect our labor costs. In addition, we compete with other retail businesses for many of our employees in hourly positions, and we invest significant resources in training and motivating them to maintain a high level of job satisfaction. These positions have historically had high turnover rates, which can lead to increased training and retention costs, particularly in a competitive labor market. Effective succession planning is also important to our long-term success. Failure to ensure effective transfer of knowledge and smooth transitions involving key employees and executive management could hinder our strategic planning and execution. There is no assurance that we will be able to attract or retain highly qualified employees in the future. As such, our ability to develop and deliver successful products and services may be adversely affected.

Our business would be adversely affected by the departure of existing members of our senior management team.

Our business would be adversely affected by the departure of existing members of our senior management team. Our success depends, in large part, on the continued contributions of our senior management team. Effective succession planning is also important for our long-term success. Failure to ensure effective transfers of knowledge and smooth transitions involving senior management could hinder our strategic planning and execution. We do not currently maintain key person life insurance covering our senior management. The loss of any of our senior management could harm our ability to implement our business strategy and respond to the rapidly changing market conditions in which we operate.

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

We may engage in the acquisition of other companies, joint ventures and strategic alliances outside of our current line of business, which may have an adverse material effect on our existing business.

We may engage in the acquisition of other companies, joint ventures and strategic alliances outside of our current line of business to design and develop new technologies and products, to strengthen competitiveness by scaling up and to expand our existing business line into new regions. Such transactions, especially in new lines of business, inherently involve risk due to the difficulties in integrating operations, technologies, products and personnel. Integration issues are complex, time-consuming and expensive and, without proper planning and implementation, may adversely affect our existing business. Furthermore, we may incur significant acquisition, administrative and other costs in connection with these transactions, including costs related to integration or restructuring of acquired businesses. There can be no assurance that these transactions will be beneficial to our business or financial condition. Even assuming these transactions are beneficial, there can be no assurance that we will be able to successfully integrate the new business lines acquired or achieve all or any of the initial objectives of these transactions.

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

We may pursue investments, joint ventures and dispositions, which could adversely affect our results of operations.

We may invest in businesses that offer complementary products, services and technologies, augment our market coverage, or enhance our technological capabilities. We may also enter into strategic alliances or joint ventures to achieve these goals. We may not be able to identify suitable investment, alliance, or joint venture opportunities, or to consummate any such transactions. In addition, our original estimates and assumptions used in assessing any transaction may be inaccurate and we may not realize the expected financial or strategic benefits of any such transaction.

We may also seek to divest or wind down portions of our business, either acquired or otherwise, each of which could materially affect our cash flows and results of operations. Any future dispositions we may make could involve risks and uncertainties, including our ability to sell such businesses on terms acceptable to us, or at all. In addition, any such dispositions could result in disruption to other parts of our business, potential loss of employees or customers, or exposure to unanticipated liabilities or ongoing obligations to us following any such dispositions. For example, in connection with such dispositions, we may agree to provide certain indemnities to the purchaser, which may result in additional expenses and may adversely affect our financial condition and results of operations. In addition, dispositions may include the transfer of technology and/or the licensing of certain IP rights to third-party purchasers, which could limit our ability to utilize such IP rights or assert these rights against such third-party purchasers or other third parties.

Our provision for income taxes is subject to volatility and could be adversely affected by a number of factors.

Our overall tax provisions and accruals are affected by a number of factors, including any potential reorganization or restructuring of our businesses, including tangible and intangible assets, the resulting tax effects of differing tax rates in different state jurisdictions, changes in transfer pricing rules or methods of applying these rules, and changes in tax laws in various jurisdictions. While we believe our tax estimates are reasonable, there is no assurance that the final determination of our income tax liability will not be materially different than what is reflected in our income tax provisions and accruals. Significant judgment is required to determine the recognition and measurement of tax liabilities prescribed in the relevant accounting guidance for uncertainty in income taxes. The accounting guidance for uncertainty in income taxes applies to all income tax positions, which, if resolved unfavorably, could adversely impact our provision for income taxes and our payment obligation with respect to any such taxes.

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

Our business involves direct sale and licensing of services and software to consumers and SMBs, and we typically include customary indemnification provisions in favor of our partners in our agreements for the distribution of our services and software.  As a result, we can be subject to consumer litigation and legal proceedings related to our services and software, including putative class action claims and similar legal actions, including, but not limited to, consumer litigation and legal proceedings that may arise related to the FTC and DOL investigations described in Note 3 Legal Proceedings in this report.  We can also be subject to employee litigation and legal proceedings related to our employment practices attempted on a class or representative basis. Such litigation can be expensive and time-consuming regardless of the merits of any action and could divert management’s attention from our business.  The cost of defense can be large as can any settlement or judgment in an action.  The outcome of any litigation is uncertain and could significantly impact our financial results. Regardless of outcome, litigation can have an adverse impact on us because of defense costs, negative publicity, diversion of management resources and other factors.

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

Administrative and engineering activities are conducted in in Sunnyvale, California. On March 23, 2018, we entered into a two-year lease agreement with an effective date of April 1, 2018 for our Sunnyvale, CA office facility, covering approximately 6,283 square feet with the monthly rent of $14,000.  The lease is scheduled to expire on March 31, 2020. We also lease office facilities in Eugene, Oregon for which the lease agreement expired on December 31, 2018 and we have renewed the 3-year term from January 1, 2018 to December 31, 2020.  We also lease an office in Louisville, Colorado for which the lease agreement expired on January 31, 2017 and afterward the lease term is autorenewal every 12 months. We recently signed a one-year lease in Louisville, Colorado from February 1, 2019 to January 31, 2020.  In addition, we lease office space in Manila, Philippines for which the lease expired on May 15, 2018 and converted to a month-to-month basis.  On January 8, 2019, we signed a new lease for the office in Manila, Philippines and the lease term is on a month to month basis.

ITEM 3.	LEGAL PROCEEDINGS.

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

On March 9, 2018, the FTC notified the Company that the FTC was willing to engage in settlement discussions. On November 6, 2018, the Company and the FTC entered into a proposed Stipulation to Entry of Order for Permanent Injunction and Monetary Judgment, or the Consent Order. The Consent Order is expected to be approved by the Commission and lodged with the U.S. District Court for the Southern District of Florida. Upon final entry by the Court, the Consent Order resolves the FTC’s multi-year investigation of the Company.

Pursuant to the Consent Order, under which the Company neither admitted nor denied the FTC’s allegations (except as to the Court having jurisdiction over the matter), the FTC has agreed to accept a payment of $10 million in settlement of the $35 million judgement, subject to the factual accuracy of the information the Company has provided as part of our financial representations. The $10 million payment will be made within seven (7) days of the entry of the Consent Order in the Southern District of Florida and is recognized in operating expenses within the Company’s consolidated statements of operations for the year ended December 31, 2018.

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

On January 17, 2017 the Consumer Protection Division of the Office of Attorney General, State of Washington (“Washington AG”), issued a Civil Investigative Demand to the Company requiring the Company to produce certain documents and materials and to answer certain interrogatories relating to PC Healthcheck. The Washington AG has not alleged a factual basis underlying the issuance of the Civil Investigative Demand. On May 30, 2017, the Consumer Protection Division of the Office of Attorney General, State of Texas (“Texas AG”), issued a Civil Investigative Demand to the Company requiring the Company to produce certain documents and materials and to answer certain interrogatories relating to PC Healthcheck.  The Texas AG has not alleged a factual basis underlying the issuance of the Civil Investigative Demand. Accordingly, the Company has responded to both the Washington AG Civil Investigative Demand and the Texas AG Civil Investigative Demand. To date, the Company has not received any follow-up communications from either state’s AG with respect to these matters.

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

Guarantees

We have identified guarantees in accordance with ASC 450, Contingencies. This guidance stipulates that an entity must recognize an initial liability for the fair value, or market value, of the obligation it assumes under the guarantee at the time it issues such a guarantee and must disclose that information in its interim and annual financial statements. We have entered into various service level agreements with our partners, in which we may guarantee the maintenance of certain service level thresholds. Under some circumstances, if we do not meet these thresholds, we may be liable for certain financial costs. We evaluate costs for such guarantees under the provisions of ASC 450. We consider such factors as the degree of probability that we would be required to satisfy the liability associated with the guarantee and the ability to make a reasonable estimate of the resulting cost. We incurred zero costs as a result of such obligations during the years ended December 31, 2018 and 2017. We have not accrued any liabilities related to such obligations in the consolidated financial statements as of December 31, 2018 and 2017.

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

Market of Common Stock

Our common stock has been traded publicly on the Nasdaq Global Select Market (“Nasdaq”) under the symbol “SPRT” since July 19, 2000. Before July 19, 2000, there was no public market for our common stock. The following table sets forth the highest and lowest sale price of our common stock for the quarters indicated:

	Low	High
Fiscal Year 2018:
First Quarter	$2.41	$2.99
Second Quarter	$2.56	$3.15
Third Quarter	$2.63	$3.01
Fourth Quarter	$2.29	$3.03
Fiscal Year 2017:
First Quarter	$1.89	$2.64
Second Quarter	$2.07	$2.63
Third Quarter	$2.01	$2.48
Fourth Quarter	$2.22	$2.61

Holders of Record

As of February 28, 2019, there were approximately 82 holders of record of our common stock (not including beneficial holders of stock held in street name).

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

Stock Price Performance Graph

The following graph illustrates a comparison of the cumulative total stockholder return (change in stock price plus reinvested dividends) of the Company’s Common Stock and the CRSP Total Return Index for the Nasdaq U.S. Stocks (the “Nasdaq Composite Index”) and Nasdaq Computer and Data Processing Services Index from December 31, 2011 through December 31, 2018.  The graph assumes that $100 was invested on December 31, 2011 in us, the Nasdaq Composite Index and the Nasdaq Computer and Data Processing Services Index and that all dividends were reinvested. No cash dividends have been declared or paid on our common stock. Our common stock has been traded on the Nasdaq since July 19, 2000. The comparisons in the table are required by the SEC and are not intended to forecast or be indicative of possible future performance of our common stock.

COMPARISON OF CUMULATIVE TOTAL RETURN AMONG
SUPPORT.COM, INC.,
THE NASDAQ COMPOSITE INDEX, AND
THE NASDAQ COMPUTER INDEX

CUMULATIVE TOTAL RETURN AT PERIOD END

	12/31/2011	12/31/2012	12/31/2013	12/31/2014	12/31/2015	12/31/2016	12/31/2017	12/31/2018
Support.com, Inc.	$100.00	$185.33	$168.44	$93.78	$44.89	$38.22	$35.85	$36.44
Nasdaq Composite Index	$100.00	$115.91	$160.32	$181.80	$192.21	$206.63	$264.99	$254.70
Nasdaq Computer Index	$100.00	$112.48	$148.41	$177.91	$189.02	$212.21	$294.48	$283.64

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

Support.com is a leading provider of customer support services, end user software, and cloud-based software.  In June 2009, we sold our legacy Enterprise software business to Consona Corporation and focused our efforts purely on the consumer and SMB markets for technology services, and our Support.com Cloud offering.  Therefore, our audited consolidated financial statements, accompanying notes and other information provided in this Form 10-K reflect the Enterprise business as a discontinued operation for all periods presented in accordance with ASC 360, Accounting for the Impairment or Disposal of Long-Lived Assets.  The discontinued operation was removed during Year 2016. The Company currently reports its operations as a single operating segment.

The information set forth below is not necessarily indicative of results of future operations and should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the consolidated financial statements and related notes included in Items 7 and 8 of Part II of this Report.

	Year Ended December 31,
	2018	2017	2016

Consolidated Statements of Operations Data:
Revenue:
Services	$64,476	$54,670	$56,311
Software and other	5,073	5,451	5,349
Total revenue	69,549	60,121	61,660
Cost of revenue:
Cost of services	57,396	47,101	50,245
Cost of software and other	208	287	486
Total cost of revenue	57,604	47,388	50,731
Gross profit	11,945	12,733	10,929
Operating expenses:
Research and development	2,780	3,033	5,577
Sales and marketing	1,823	2,425	6,671
General and administrative	7,408	8,696	12,958
Amortization of intangible assets and other	—	16	1,028
Legal settlement	10,000	—	—
Restructuring	—	128	1,146
Total operating expenses	22,011	14,298	27,380
Income (loss) from operations	(10,066)	(1,565)	(16,451)
Interest income and other, net	965	643	518
Income (loss) from continuing operations, before income taxes	(9,101)	(922)	(15,933)
Income tax benefit (provision)	1	(604)	(307)
Income (loss) from continuing operations, after income taxes	(9,100)	(1,526)	(16,240)

Income from discontinued operations, after income taxes	—	—	284
Net loss	$(9,100)	$(1,526)	$(15,956)
Basic earnings (loss) per share:
Continuing operations, after income taxes	$(0.48)	$(0.08)	$(0.88)
Discontinued operations, after income taxes	0.00	0.00	0.01
Basic and diluted net loss per share	$(0.48)	$(0.08)	$(0.87)
Shares used in computing per share amounts:
Basic and diluted	18,826	18,644	18,409

	December 31,
	2018	2017	2016

Consolidated Balance Sheet Data:
Cash, cash equivalents and investments	$49,649	$49,233	$53,409
Working capital	$47,036	$54,989	$54,873
Total assets	$64,600	$64,353	$67,229
Long-term obligations	$800	$898	$607
Accumulated deficit	$(213,096)	$(203,996)	$(202,470)
Total stockholders’ equity	$47,896	$56,458	$57,308

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

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

Overview

Support.com is a leading provider of tech support and turnkey support center services, producer of SUPERAntiSpyware® anti-malware products, and the maker of Support.com® software. Our technology support services programs help leading brands create new revenue streams and deepen customer relationships. We offer turnkey, outsourced support services for service providers, retailers and technology companies. Our technology support services programs are designed for both the consumer and small and medium business (“SMB”) markets, and include computer and mobile device set-up, security and support, virus and malware removal, wireless network set-up, and home security and automation system support. Our Support.com Cloud offering is a SaaS solution for companies to optimize support interactions with their customers using their own or third-party support personnel. The solution enables companies to quickly resolve complex technology issues for their customers, boosting agent productivity and dramatically improving the customer experience.

Total revenue for the year ended December 31, 2018 increased by $9.4 million, or 15.7%, from 2017. The increase in service revenue was primarily due to an increase in the billable hours of Comcast offset by the decrease in revenue from Office Depot due to the termination of Professional Service Agreement between us and Office Depot in September 2017.  Revenue from software and other for the year ended December 31, 2018 decreased by $0.4 million, or 7%, from 2017 primarily due to loss of some of existing customers and resulting in this lost subscription revenue exceeding new subscriptions and subscription renewals.

Cost of services. Cost of services consists primarily of compensation costs and contractor expenses for people providing services, technology and telecommunication expenses related to the delivery of services and other personnel-related expenses in service delivery. The increase of $10.3 million or 22% from 2017 was primarily attributable to increases in payroll and benefits charges. Headcount increased from 1,776 employees at December 31, 2017 to 2,035 employees at December 31, 2018 which led to a net increase in compensation and related costs of $10.2 million which included an overall reduction in self-insurance costs as a result of lower medical claims during the period.

Cost of software and other. Cost of software and other fees consists primarily of third-party royalty fees for our end-user software products. Certain of these products were developed using third-party research and development resources, and the third party receives royalty payments on sales of products it developed. The modest decrease in cost of software and other was mainly driven by lower 3rd party fees.

Total gross margin decreased from 21% to 17% year-over-year which was primarily due to the non-proportional increase in sales as compared with the increase in overall costs.

Operating expenses for the year ended December 31, 2018 increased by $7.7 million or 54% from 2017.  The increase is primarily related to a $10.0 million legal settlement with a FTC related investigation that was agreed to on November 6, 2018 and remains unpaid as of December 31, 2018. This increase was offset by lower research and development costs of $0.3 million, lower sales and marketing costs of $0.6 million, a decrease in general and administration costs of $1.3 million, all of which are due to cost reduction efforts throughout 2017 which lowered overall costs in 2018. These cost reduction efforts impacted compensation and benefits related expenses, office, travel, and consulting expenses.

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

Revenue Recognition

On January 1, 2018, the Company adopted Financial Accounting Standards Board ("FASB") Accounting Standards Codification Topic 606, Revenue from Contracts with Customers (“ASC 606"). As a result, the Company changed its accounting policy for revenue recognition and applied ASC 606 using the modified retrospective method. Typically, this approach would result in recognizing the cumulative effect of initially applying ASC 606 as an adjustment to the opening retained earnings at January 1, 2018, while prior period amounts are not adjusted and continue to be reported in accordance with the Company's historic revenue recognition methodology under ASC 605, Revenue Recognition. Based on our assessment of the guidance in ASC 606, the Company did not have a material change in financial position, results of operations, or cash flows and therefore there is no cumulative impact recorded to opening retained earnings. However, we have included additional qualitative and quantitative disclosures about our revenues as is required under the new revenue standard.

Disaggregation of Revenue

We generate revenue from the sale of services and sale of software fees for end-user software products provided through direct customer downloads and through the sale of these end-user software products via partners. The following table depicts the disaggregation of revenue (in thousands) according to revenue type and is consistent with how we evaluate our financial performance:

Revenue from Contracts with Customers:
	Twelve months ended December 31,
	2018	2017
Services	$64,476	$54,670
Software and other	5,073	5,451
Total revenue	$69,549	$60,121

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

Results of Operations

The following table presents certain Consolidated Statements of Operations data for the periods indicated as a percentage of total revenue:

	Year Ended December 31,
	2018	2017
Revenue:
Services	93%	91%
Software and other	7	9
Total revenue	100	100
Cost of revenue:
Cost of services	82	78
Cost of software and other	1	1
Total cost of revenue	83	79
Gross profit	17	21
Operating expenses:
Research and development	4	5
Sales and marketing	3	4
General and administrative	11	14
Legal settlement	14	0
Restructuring	-	1
Total operating expenses	32	24
Income (loss) from operations	(15)	(3)
Interest income and other, net	1	1
Income (loss), before income taxes	(14)	(2)
Income tax provision	-	(1)
Income (loss), after income taxes	(14)%	(3)%

Years Ended December 31, 2018 and 2017:

Revenue

($ in thousands)	2018	% Change 2017 to 2018	2017
Services	$64,476	18%	$54,670
Software and other	5,073	(7)%	5,451
Total revenue	$69,549	16%	$60,121

Services. Services revenue consists primarily of fees for customer support services generated from our partners.  We provide these services remotely, generally using service delivery personnel who utilize our proprietary technology to deliver the services. Services revenue is also comprised of licensing of our Support.com Cloud applications. Services revenue for the year ended December 31, 2018 increased by $9.8 million from 2017.  The increase in service revenue was primarily due to the increase in the billable hours of our major customers, offset by a decrease in 2017 revenues primarily due to the termination of the Office Depot agreement in September, 2017. For the year ended December 31, 2018, services revenue generated from our partnerships was $61.0 million compared to $50.3 million for 2017. For the year ended December 31, 2018, direct services revenue was $3.5 million compared to $4.4 million for 2017.

On July 28, 2017, Office Depot provided written notice of its intent not to renew the Professional Services Agreement between the Company and Office Depot dated July 26. 2007, and such Agreement terminated on September 30, 2017.  Revenue attributed to Office Depot for the year ended December 31, 2018 was nil compared to $3.1 million for the year ended December 31, 2017.

Software and other. Software and other revenue is comprised primarily of fees for end-user software products provided through direct customer downloads, and, to a lesser extent, through the sale of these software products via partners. Software and other revenue for the year ended December 31, 2018 was relatively flat as compared with the year ended 2017.  For the year ended December 31, 2018, direct software and other revenue was $2.8 million compared to $2.7 million for 2017. For the year ended December 31, 2018, software and other revenue generated from our partnerships was $2.2 million compared to $2.7 million for 2017.

Revenue Mix

The components of revenue, expressed as a percentage of total revenue were:

	Year Ended December 31
	2018	2017
Services	93%	91%
Software and other	7%	9%
Total revenue	100%	100%

For the year ended December 31, 2018, Comcast and Cox Communications accounted for 69% and 15% of our total revenue, respectively. For the year ended December 31, 2017, Comcast accounted for 65% of our total revenue. No other customers accounted for 10% or more of our total revenue in any year presented.  Revenue from customers outside the United States accounted for less than 1% of our total revenue in 2018 and 2017.

Cost of Revenue

($ in thousands)	2018	% Change 2017 to 2018	2017
Cost of services	$57,396	22%	$47,101
Cost of software and other	208	(28)%	287
Total cost of revenues	$57,604	22%	$47,388

Cost of services. Cost of services consists primarily of compensation costs and contractor expenses for people providing services, technology and telecommunication expenses related to the delivery of services and other personnel-related expenses in service delivery. The increase of $10.3 million in cost of services for the year ended December 31, 2018 compared to 2017 includes an increase in compensation and benefits charges of $12.8 million related to increases in headcount, offset by a $2.5 million decrease in self-insurance cost and related employee benefits due to lower medical claims.

Cost of software and other. Cost of software and other fees consists primarily of third-party royalty fees for our end-user software products, wages, and processing fees.  Certain of these products were developed using third-party research and development resources, and the third party receives royalty payments on sales of products it developed.  Cost of software and other were relatively flat year-over-year.

Operating expenses

($ in thousands)	2018	% Change 2017 to 2018	2017
Research and development	$2,780	(8)%	$3,033
Sales and marketing	1,823	(25)%	2,425
General and administrative	7,408	(15)%	8,696
Amortization of intangible assets and other	—	(100)%	16
Legal settlement	10,000	100%	—
Restructuring	—	(100)%	128
Total operating expenses	$22,011	54%	$14,298

Research and development. Research and development expense consists primarily of compensation costs, third-party consulting expenses and related overhead costs for research and development personnel. Research and development costs are expensed as they are incurred. The decrease of $0.3 million in research and development expense for the year ended December 31, 2018 compared to 2017 resulted primarily from a decrease in salary and employee benefit costs primarily from a lower self-insurance cost due to lower medical claims.

Sales and marketing. Sales and marketing expense consists primarily of compensation costs of business development, program management and marketing personnel, as well as expenses for lead generation and promotional activities, including public relations, advertising and marketing. The decrease of $0.6 million in sales and marketing expense for the year ended December 31, 2018 compared to 2017 resulted primarily from the resignation of sales management personnel during 2018 and lower health care costs.

 General and administrative. General and administrative expense consists primarily of compensation costs and related overhead costs for administrative personnel and professional fees for legal, accounting and other professional services.  The decrease of $1.3 million in general and administrative expense for the year ended December 31, 2018 compared to 2017 was attributable to cost reduction efforts during 2017 that impacted 2018 results including lower salary and employee related expenses, lower legal fees, and lower office and facility expenses. The lower facility expenses were largely the result of a relocation to smaller facilities during 2017 which lowered full-year expenses in 2018. These decreases were offset by offset by higher stock based compensation expense largely attributable to stock options granted during 2018 that vested immediately.

Restructuring. During the third quarter of 2017, the Company incurred restructuring charges of approximately $0.1 million associated with the down-sizing of its Bangalore, India facilities.  These cost reductions were primarily headcount related and, to a lesser degree, attributable to property, plant and equipment.

Interest income and other, net

($ in thousands)	2018	% Change 2017 to 2018	2017
Interest income and other, net	$965	50%	$643

Interest income and other, net.  Interest income and other, net consists primarily of interest income on our cash, cash equivalents and short-term investments.  The increase in interest income and other, net of $0.3 million for the year ended December 31, 2018 compared to 2017 was primarily due to due to higher interest rate and higher yields on corporate and government debt investments.

Income tax provision (benefit)

($ in thousands)	2018	% Change 2017 to 2018	2017
Income tax provision (benefit)	$(1)	(100)%	$604

Income tax provision (benefit).  The income tax provision (benefit) is comprised of estimates of current taxes due in domestic and foreign jurisdictions and changes in deferred tax balances. For the year ended December 31, 2018, the income tax provision primarily consisted of federal income tax, state income tax and foreign taxes.  For the year ended December 31, 2018, the income tax provision / (benefit) consisted of a ($9) provision (benefit) for foreign taxes and a $8 provision for state income tax. For the year ended December 31, 2017, the income tax provision primarily consisted of federal income tax, state income tax and foreign taxes.  For the year ended December 31, 2017, the income tax provision consisted of a $670 provision for foreign taxes, a $13 provision for state income tax and a ($78) provision / (benefit) for federal income tax.

Liquidity and Capital Resources

Total cash, cash equivalents and short-term investments at December 31, 2018 and 2017 was $49.6 million and $49.2 million, respectively.  Cash equivalents and short-term investments are comprised of money market funds, certificates of deposit, corporate notes and bonds, and U.S. government agency securities. The increase in cash, cash equivalents from $18.1 million as of December 31, 2017 to $25.2 million at December 31, 2018 was primarily due to cash provided by investing activities in anticipation of the liquidity requirements to facilitate the forthcoming $10 million FTC settlement payment.

Operating Activities

Net cash provided by (used in) operating activities was $0.8 million for the year ended December 31, 2018, and ($4.2) million for the year ended December 31, 2017.  Net cash provided by (used in) operating activities primarily reflects the loss for the period, adjusted for non-cash items such as stock-based compensation expense, amortization of intangible assets and other, amortization of premiums and discounts on investments, depreciation, and changes in operating assets and liabilities.

Net cash provided by operating activities during 2018 was the result of a net loss for the period of ($9.1) million, adjusted for non-cash items totaling $1.5 million and changes in operating assets and liabilities of $8.4 million.  Adjustments for non-cash items primarily consisted of stock-based compensation expense of $0.7 million and depreciation on fixed assets of $0.6 million.  Changes in operating assets and liabilities primarily consisted of a $10 million increase in the accrued legal settlement related to the FTC investigation and a $0.3 million increase in accrued compensation due to the timing of our payroll cycles offset by an increase in accounts receivable, net, of $0.3 million due to increased revenue as well as timing of collections with a larger percentage of accounts receivable shifting to customers with slightly longer payment terms, a $0.9 million decrease in deferred revenue due to a shift in our customer mix and the termination of the Professional Services Agreement with Office Depot in 2017, and a $0.4 million decrease in other accrued liabilities primarily from Office Depot and Office Max due to the cancellation of Professional Services Agreement as the Company no longer needs to accrue for the customer rebate incentive.

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

Investing Activities

Net cash provided by investing activities was $6.3 million for the year ended December 31, 2018 and $5.2 million for the year ended December 31, 2017.  Net cash provided by investing activities in 2018 was primarily due to purchases of investments of ($30.0) million and purchases of property and equipment of ($0.2) million offset by sales and maturities of investments of $37.0 million.  Net cash provided by investing activities in 2017 was primarily due to purchases of investments of ($25.8) million and purchases of property and equipment of ($0.1) million offset by sales and maturities of investments of $31.0 million.

Financing Activities

Net cash provided by financing activities was $0.3 million for the year ended December 31, 2018 and $25,000 for the year ended December 31, 2017.  In 2018, cash provided by financing activities was primarily attributable to the $0.2 million in proceeds from exercise of stock options and $0.1 million in proceeds from the issuance of common stock under employee stock purchase plans. In 2017, cash provided by financing activities was primarily attributable to the $28,000 in proceeds from the issuance of common stock under employee stock purchase plans offset by a reduction of ($2,000) from the repurchase of common stock and ($1,000) from the cash settlement from our stock split.

Working Capital and Capital Expenditure Requirements

At December 31, 2018, we had stockholders’ equity of $47.9 million and working capital of $47.0 million. We believe that our existing cash balances will be sufficient to meet our working capital requirements for at least the next 12 months.

If we require additional capital resources to grow our business internally or to acquire complementary technologies and businesses at any time in the future, we may seek to sell additional equity or debt securities. The sale of additional equity could result in more dilution to our stockholders.

Contractual Obligations

The following table summarizes our contractual obligations at December 31, 2018 and the effect these contractual obligations are expected to have on our liquidity and cash flows in future periods (in thousands):

	Payments Due By Period
	Total	Less than 1 year	1 - 3 Years	More than 3 Years
Operating leases	$501	$273	$228	$—
Uncertain tax positions, including interest and penalties	140	—	—	140
	$641	$273	$228	$140

These obligations are for non-cancelable operating leases including our headquarters office and offices to carry out research and development and operations globally.

Off-Balance Sheet Arrangements

At December 31, 2018, we did not have any significant off-balance sheet arrangements, as defined in Item 303(a) (4) (ii) of Regulation S-K.

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

As of December 31, 2018, we held $24.5 million in short-term investments (excluding cash and cash equivalents), which consisted primarily of government debt securities, corporate notes and bonds, and commercial paper. The weighted average interest rate of our portfolio was approximately 2.28% at December 31, 2018. A decline in interest rates over time would reduce our interest income from our investments. We have limited exposure to market risks from instruments that may impact our balance sheets, statement of comprehensive loss, and statement of cash flows. Such exposure is primarily due to changing interest rates.

Impact of Foreign Currency Rate Changes

The functional currencies of our international operating subsidiaries are the local currencies. We translate the assets and liabilities of our foreign subsidiaries at the exchange rates in effect on the balance sheet date. We translate their income and expenses at the average rates of exchange in effect during the period. We include translation gains and losses in the stockholders’ equity section of our consolidated balance sheets. We include net gains and losses resulting from foreign exchange transactions in interest income and other in our consolidated statements of operations. Since we translate foreign currencies (primarily Canadian dollars and Indian rupees) into U.S. dollars for a small portion of our operations, currency fluctuations have had an immaterial impact on our consolidated statements of operations. We have both revenue and expenses that are denominated in foreign currencies. Neither a weaker or stronger U.S. dollar environment would have a material impact on our consolidated statement of operations. The historical impact of currency fluctuations on our consolidated statements of operations has generally been immaterial. As of December 31, 2018, we did not engage in foreign currency hedging activities.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

SUPPORT.COM, INC.

Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors of Support.com, Inc.

Opinion on the consolidated Financial Statements

We have audited the accompanying consolidated balance sheet of Support.com, Inc. (the “Company”) as of December 31, 2018, the related consolidated statement of operations, comprehensive loss, stockholders' equity, and cash flows for the year ended December 31, 2018, and the related notes collectively referred to as the “financial statements”. In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2018, and the results of its operations and its cash flows for the year ended December 31, 2018, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

The Company's management is responsible for these financial statements. Our responsibility is to express an opinion on the Company’s financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

Our audit included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audit provide a reasonable basis for our opinion.

/s/ Plante & Moran, PLLC

Denver, Colorado

March 8, 2019

We have served as the Company’s auditor since 2017.

REPORT OF INDEPENDENT PUBLIC ACCOUNTING FIRM

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

/s/ EKS&H LLP

San Francisco, California

March 22, 2018

We have served as the Company's auditor since 2017.

SUPPORT.COM, INC.

CONSOLIDATED BALANCE SHEETS

(in thousands except share and per share data)

	December 31,
	2018	2017
ASSETS
Current assets:
Cash and cash equivalents	$25,182	$18,050
Short-term investments	24,467	31,183
Accounts receivable, less allowance of $13 and $9 at December 31, 2018 and 2017, respectively	12,292	11,951
Prepaid expenses and other current assets	999	802
Total current assets	62,940	61,986
Property and equipment, net	703	1,133
Intangible assets	250	250
Other assets	707	984
Total assets	$64,600	$64,353
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$368	$504
Accrued compensation	3,423	3,157
Other accrued liabilities	978	1,330
Accrued legal settlement	10,000	-
Short-term deferred revenue	1,135	2,006
Total current liabilities	15,904	6,997
Long-term deferred revenue	-	13
Other long-term liabilities	800	885
Total liabilities	16,704	7,895
Commitments and contingencies (Note 5)
Stockholders’ equity:
Common stock; par value $0.0001, 50,000,000 shares authorized; 19,438,178 issued and 18,955,264 outstanding at December 31, 2018; 19,211,826 issued and 18,728,192 outstanding at December 31, 2017	2	2
Additional paid-in capital	268,794	267,857
Treasury stock, at cost (482,914 shares at December 31, 2018 and December 31, 2017)	(5,297)	(5,297)
Accumulated other comprehensive loss	(2,507)	(2,108)
Accumulated deficit	(213,096)	(203,996)
Total stockholders’ equity	47,896	56,458
Total liabilities and stockholders’ equity	$64,600	$64,353

See accompanying notes.

 SUPPORT.COM, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands except per share data)

	Year Ended December 31,
	2018	2017
Revenue:
Services	$64,476	$54,670
Software and other	5,073	5,451
Total revenue	69,549	60,121
Costs of revenue:
Cost of services	57,396	47,101
Cost of software and other	208	287
Total cost of revenue	57,604	47,388
Gross profit	11,945	12,733
Operating expenses:
Research and development	2,780	3,033
Sales and marketing	1,823	2,425
General and administrative	7,408	8,696
Amortization of intangible assets and other	—	16
Legal settlement	10,000	—
Restructuring	—	128
Total operating expenses	22,011	14,298
Loss from operations	(10,066)	(1,565)
Interest income and other, net	965	643
Loss from operations, before income taxes	(9,101)	(922)
Income tax provision (benefit)	(1)	604
Net loss	$(9,100)	$(1,526)

Basic and diluted loss per share
Basic	$(0.48)	$(0.08)
Diluted	$(0.48)	$(0.08)

Shares used in computing per share amounts
Basic	18,826	18,644
Diluted	18,826	18,644

See accompanying notes.

SUPPORT.COM, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(in thousands)

	Year Ended December 31,
	2018	2017

Net loss	$(9,100)	$(1,526)

Other comprehensive income:
Change in foreign currency translation adjustment	(414)	264
Change in net unrealized gain (loss) on investments	15	(43)
Other comprehensive income (loss)	(399)	221

Comprehensive loss	$(9,499)	$(1,305)

See accompanying notes.

 SUPPORT.COM, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(in thousands, except share data)

	Common Stock
	Shares	Amount	Additional Paid-In Capital	Treasury Stock	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders’ Shares
Balances at December 31, 2016	18,548,180	$2	$267,400	$(5,295)	$(2,329)	$(202,470)	$57,308
Net loss	—	—	—	—	—	(1,526)	(1,526)
Partial shares in reverse split	(40)		(1)				(1)
Other comprehensive income	—	—	—	—	221	—	221
Stock-based compensation expense	—	—	430	—	—	—	430
Issuance of common stock upon exercise of stock options for cash and releases of RSUs	153,824	—		—	—	—	—
Issuance of common stock under employee stock purchase plan	28,018	—	28	—	—	—	28
Repurchase of common stock	(1,070)	—	—	(2)	—	—	(2)
Balances at December 31, 2017	18,728,912	$2	$267,857	$(5,297)	$(2,108)	$(203,996)	$56,458

Net loss	—	—	—	—		(9,100)	(9,100)
Other comprehensive income	—	—	—	—	(399)	—	(399)
Stock-based compensation expense	—	—	680	—	—	—	680
Issuance of common stock upon exercise of stock options for cash and releases of RSUs	194,965	—	185	—	—	—	185
Issuance of common stock under employee stock purchase plan	31,387	—	72	—	—	—	72
Balances at December 31, 2018	18,955,264	$2	$268,794	(5,297)	$(2,507)	$(213,096)	$47,896

See accompanying notes.

SUPPORT.COM, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Year Ended December 31,
	2018	2017
Operating activities:
Net loss	$(9,100)	$(1,526)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Stock-based compensation expense	680	430
Amortization of intangible assets and other	-	16
Amortization of premiums and discounts on investments	176	65
Depreciation	638	628
Deferred income taxes	-	585
Loss on disposal of fixed assets	-	8
Changes in operating assets and liabilities:
Accounts receivable, net	(341)	(2,384)
Prepaid expenses and other current assets	(210)	417
Other assets	159	132
Accounts payable	(136)	(581)
Accrued legal settlement	10,000	-
Accrued compensation	257	191
Other accrued liabilities	(358)	(1,159)
Other long-term liabilities	(85)	(179)
Deferred revenue	(884)	(846)
Net cash provided by (used in) operating activities	796	(4,203)

Investing activities:
Purchases of property and equipment	(208)	(63)
Purchases of investments	(30,049)	(25,795)
Maturities of investments	36,604	31,023
Net cash provided by investing activities	6,347	5,165

Financing activities:
Cash settlement in stock split	-	(1)
Proceeds from exercise of stock options	185	28
Proceeds from employee stock purchase plan	72	-
Repurchase of common stock	-	(2)
Net cash provided by financing activities	257	25
Net increase (decrease) in cash and cash equivalents	7,400	987
Effect of exchange rate changes on cash and cash equivalents	(268)	173
Cash and cash equivalents at beginning of year	18,050	16,890
Cash and cash equivalents at end of year	$25,182	$18,050

Supplemental schedule of cash flow information:

Cash paid for income taxes	$72	$323

See accompanying notes.

SUPPORT.COM, INC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1. Organization and Summary of Significant Accounting Policies

Nature of Operations

Support.com, Inc. (“Support.com”, “the Company”, “We” or “Our”), was incorporated in the state of Delaware on December 3, 1997.  Our common stock trades on the Nasdaq Capital Market under the symbol “SPRT.”

Support.com is a leading provider of tech support and turnkey support center services, producer of SUPERAntiSpyware® anti-malware products, and the maker of Support.com® software. Our technology support services programs help leading brands create new revenue streams and deepen customer relationships. We offer turnkey, outsourced support services for service providers, retailers and technology companies. Our technology support services programs are designed for both the consumer and small and medium business (“SMB”) markets, and include computer and mobile device set-up, security and support, virus and malware removal, wireless network set-up, and home security and automation system support. Our Support.com Cloud offering is a SaaS solution for companies to optimize support interactions with their customers using their own- or third-party support personnel. The solution enables companies to quickly resolve complex technology issues for their customers, boosting agent productivity and dramatically improving the customer experience.

Basis of Presentation

The consolidated financial statements include the accounts of Support.com and its wholly-owned foreign subsidiaries. All intercompany transactions and balances have been eliminated.

Foreign Currency Translation

The functional currency of our foreign subsidiaries is generally the local currency. Assets and liabilities of our wholly owned foreign subsidiaries are translated from their respective functional currencies at exchange rates in effect at the balance sheet date, and revenues and expenses are translated at average exchange rates prevailing during the year. Any material resulting translation adjustments are reflected as a separate component of stockholders’ equity in accumulated other comprehensive income (loss). Realized foreign currency transaction gains (losses) were not material during the years ended December 31, 2018 and 2017.

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

The following table summarizes the allowance for doubtful accounts as of December 31, 2018 and 2017 (in thousands):

	Balance at Beginning of Period	Adjustments to Costs and Expenses	Write- offs	Balance at End of Period
Allowance for doubtful accounts:
Year ended December 31, 2017	$19	$34	$(44)	$9
Year ended December 31, 2018	$9	$24	$(20)	$13

As of December 31, 2018, Comcast and Cox Communications accounted for approximately 71% and 20% of our total accounts receivable, respectively. As of December 31, 2017, Comcast and Cox Communications accounted for approximately 71% and 12% of our total accounts receivable, respectively. No other customers accounted for 10% or more of our total accounts receivable as of December 31, 2018 and 2017.

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

Our cash equivalents and short-term investments are classified as investment, and are reported at fair value with unrealized gains/losses included in accumulated other comprehensive loss within stockholders’ equity on the consolidated balance sheets and in the consolidated statements of comprehensive loss. We view this investment portfolio as available for use in our current operations, and therefore we present our marketable securities as short-term assets.

We monitor our investments for impairment on a quarterly basis and determine whether a decline in fair value is other-than-temporary by considering factors such as current economic and market conditions, the credit rating of the security’s issuer, the length of time an investment’s fair value has been below our carrying value, the Company’s intent to sell the security and the Company’s belief that it will not be required to sell the security before the recovery of its amortized cost. If an investment’s decline in fair value is deemed to be other-than-temporary, we reduce its carrying value to its estimated fair value, as determined based on quoted market prices or liquidation values. Declines in value judged to be other-than-temporary, if any, are recorded in operations as incurred. At December 31, 2018, the Company evaluated its unrealized losses on available-for-sale securities and determined them to be temporary. We currently do not intend to sell securities with unrealized losses, and we concluded that we will not be required to sell these securities before the recovery of their amortized cost basis.

At December 31, 2018 and 2017, the estimated fair value of cash, cash equivalents and investments was $49.6 million and $49.2 million, respectively.  The following is a summary of cash, cash equivalents and investments at December 31, 2018 and 2017 (in thousands):

	For the Year Ended December 31, 2018
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Cash	$8,391	$—	$—	$8,391
Money market fund	14,295	—	—	14,295
Certificates of deposit	1,171	—	(1)	1,170
Commercial paper	3,986	—	(1)	3,985
Corporate notes and bonds	14,899	—	(66)	14,833
U.S. government agency securities	6,976	—	(1)	6,975
	$49,718	$—	$(69)	$49,649
Classified as:
Cash and cash equivalents	$25,182	$—	$—	$25,182
Short-term investments	24,536	—	(69)	24,467
	$49,718	$—	$(69)	$49,649

	For the Year Ended December 31, 2017
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Cash	$7,408	$—	$—	$7,408
Money market fund	10,643	$—	(1)	10,642
Certificates of deposit	1,207	—	(2)	1,205
Commercial paper	2,494	—	(1)	2,493
Corporate notes and bonds	22,846	—	(76)	22,770
U.S. government agency securities	4,719	—	(4)	4,715
	$49,317	$—	$(84)	$49,233
Classified as:
Cash and cash equivalents	$18,051	$—	$(1)	$18,050
Short-term investments	31,266	—	(83)	31,183
	$49,317	$—	$(84)	$49,233

The following table summarizes the estimated fair value of our available-for-sale securities classified by the stated maturity date of the security (in thousands):

	December 31,
	2018	2017
Due within one year	$20,874	$22,228
Due within two years	3,593	8,955
	$24,467	$31,183

We determined that the gross unrealized losses on our available-for-sale investments as of December 31, 2018 are temporary in nature. The fair value of our available-for-sale securities at December 31, 2018 and 2017 reflects a net unrealized loss of $68,000 and $84,000, respectively.  There were no net realized gains (losses) on available-for-sale securities in the years ended December 31, 2018 and 2017.  The cost of securities sold is based on the specific identification method.

The following table sets forth the unrealized losses for the Company’s available-for-sale investments as of December 31, 2018 and 2017 (in thousands):

As of December 31, 2018	In Loss Position Less Than 12 Months		In Loss Position More Than 12 Months		Total in Loss Position
Description	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Certificates of deposit	$720	$(1)	$—	$—	$719	$(1)
Corporate notes and bonds	18,883	(67)	—	—	18,816	(67)
U.S. government agency securities	6,976	(1)	—	—	6,975	(1)
Total	$26,579	$(69)	$—	$—	$26,510	$(69)

As of December 21, 2017	In Loss Position Less Than 12 Months		In Loss Position More Than 12 Months		Total in Loss Position
Description	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Certificates of deposit	$718	$(2)	$—	$—	$718	$(2)
Corporate notes and bonds	16,530	(32)	6,947	(47)	23,477	(79)
U.S. government agency securities	3,720	(3)	998	—	4,718	(3)
Total	$20,968	$(37)	$7,945	$(47)	$28,913	$(84)

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

Disaggregation of Revenue

We generate revenue from the sale of services and sale of software fees for end-user software products provided through direct customer downloads and through the sale of these end-user software products via partners. The following table depicts the disaggregation of revenue (in thousands) according to revenue type and is consistent with how we evaluate our financial performance:

Revenue from Contracts with Customers:

	Twelve months ended December 31,
	2018	2017
Services	$64,476	$54,670
Software and other	5,073	5,451
Total revenue	$69,549	$60,121

Under Topic 606, revenue is recognized when control of the promised goods or services is transferred to our customers, in an amount that reflects the consideration we expect to be entitled to in exchange for those goods or services.

We determine revenue recognition through the following steps:

●
identification of the contract, or contracts, with a customer;

●
identification of the performance obligations in the contract;

●
determination of the transaction price;

●
allocation of the transaction price to the performance obligations in the contract; and

●
recognition of revenue when, or as, we satisfy a performance obligation.

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

In certain cases, we are paid for services that are sold but not yet delivered. We initially record such balances as deferred revenue, and recognize revenue when the service has been provided or, on the non-subscription portion of these balances, when the likelihood of the service being redeemed by the customer is remote (“services breakage”). Based on our historical redemption patterns for these relationships, we believe that the likelihood of a service being delivered more than 90 days after sale is remote.  We therefore recognize non-subscription deferred revenue balances older than 90 days as services revenue. For the years ended December 31, 2018 and 2017, services breakage revenue accounted for less than 1% of total services revenue.

The following table represent deferred revenue activity for the years ended December 31, 2018 and 2017 (in thousands):

Changes in deferred revenues were as follows:	Year Ended December 31,
	2018	2017

Balance, beginning of period	$2,019	$2,865
Deferred revenue	1,120	1,764
Recognition of unearned revenue	(2,004)	(2,610)
Balance, end of period	$1,135	$2,019

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

Services revenue also includes fees from licensing of our Support.com cloud-based software.  In such arrangements, customers receive a right to use our Support.com Cloud in their own technology support organizations. We license our cloud-based software using a SaaS model under which customers cannot take possession of the technology and pay us on a per-user basis during the term of the arrangement. In addition, services revenue includes fees from implementation services of our cloud-based software.  Currently, revenues from implementation services are recognized ratably over the customer life which is estimated as the term of the arrangement once the Support.com Cloud services are made available to customers. We generally charge for these services on a time and material basis. As of December 31, 2018, revenues from implementation services are di minimus.

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

Advertising Costs

Advertising costs are recorded as sales and marketing expense in the period in which they are incurred.  Advertising expense was $18,000 and $0.1 million for the years ended December 31, 2018 and 2017, respectively.

Earnings (Loss) Per Share

Basic earnings (loss) per share is computed using our net income (loss) and the weighted average number of common shares outstanding during the reporting period.  Diluted earnings (loss) per share is computed using our net income (loss) and the weighted average number of common shares outstanding, including the effect of the potential issuance of common stock such as stock issuable pursuant to the exercise of stock options and vesting of restricted stock units (“RSUs”) using the treasury stock method when dilutive.  We excluded outstanding weighted average stock options of 0.8 million and 1.9 million for the years ended December 31, 2018 and 2017, respectively, from the calculation of diluted earnings per common share because the exercise prices of these stock options were greater than or equal to the average market value of the common stock. These stock options could be included in the calculation in the future if the average market value of the common stock increases and is greater than the exercise price of these stock options.  Since we reported a net loss for the years ended December 31, 2018 and 2017, 64,000 and 28,000 outstanding options and RSUs were also excluded from the computation of diluted loss per share since their effect would have been anti-dilutive.

The following table sets forth the computation of basic and diluted net earnings (loss) per share (in thousands, except per share amounts):

	Year Ended December 31,
	2018	2017
Net loss	$(9,100)	$(1,526)
Basic:
Weighted-average shares of common stock outstanding	18,826	18,644
Shares used in computing basic net loss per share	18,826	18,644
Basic net loss per share	$(0.48)	$(0.08)
Diluted:
Weighted-average shares of common stock outstanding	18,826	18,644
Add: Common equivalent shares outstanding	—	—
Shares used in computing diluted net loss per share	18,826	18,644
Diluted net loss per share	$(0.48)	$(0.08)

Accumulated Other Comprehensive Loss

The components of accumulated other comprehensive loss, which relate entirely to accumulated foreign currency translation losses associated with our foreign subsidiaries and unrealized losses on investments, consisted of the following (in thousands):

	Foreign Currency Translation Losses	Unrealized Gains (Losses) on Investments	Total
Balance as of December 31, 2017	$(2,024)	$(84)	$(2,108)
Current-period other comprehensive gain (loss)	(414)	15	(399)
Balance as of December 31, 2018	$(2,438)	$(69)	$(2,507)

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

The fair value of our stock-based awards was estimated using the following weighted average assumptions for the years ended December 31, 2018 and 2017:

	Stock Option Plan		Employee Stock Purchase Plan
	2018	2017	2018	2017
Risk-free interest rate	2.43%	1.71%	2.31%	0.5%
Expected term (in years)	3.0	3.0	0.5	0.5
Volatility	41.2%	41.2%	29.0%	39.0%
Expected dividend	0%	0%	0%	0%
Weighted average grant-date fair value	$0.84	$0.68	$0.67	$0.39

We recorded the following stock-based compensation expense for the fiscal years ended December 31, 2018 and 2017 (in thousands):

	For the Year Ended December 31,
	2018	2017
Stock-based compensation expense related to grants of:
Stock options	$395	$144
ESPP	16	21
RSU	269	265
	$680	$430
Stock-based compensation expense recognized in:
Cost of service	$63	$109
Cost of software and others	-	4
Research and development	42	78
Sales and marketing	54	59
General and administrative	521	180
	$680	$430

Cash provided by (used in) from the issuance of common stock, net of repurchase of common stock and cash settlement in stock split, was $257,000 and $25,000 for the years ended December 31, 2018 and 2017, respectively.

Income Taxes

Income taxes are accounted for under the asset and liability method. Under this method, deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases, and operating losses and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates in effect for the year in which those temporary differences are expected to be reversed or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in the consolidated statements of operations in the period that includes the enactment date. A valuation allowance is recorded to reduce the carrying amounts of deferred tax assets, if it is more likely than not, that such assets will not be realized. The Company’s deferred tax asset and related valuation allowance increased by $2.1 million to $46 million. As the deferred tax asset is fully allowed for, this change had no impact on the Company’s financial position or results of operations.

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

We generally agree to indemnify our customers against legal claims that our end-user software products infringe certain third-party intellectual property rights. As of December 31, 2018, we were not required to make any payment resulting from infringement claims asserted against our customers and have not recorded any related accruals.

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

The following table represents our fair value hierarchy for our financial assets (cash equivalents and investments) measured at fair value on a recurring basis as of December 31, 2018 and 2017 (in thousands):

As of December 31, 2018	Level 1	Level 2	Level 3	Total
Money market funds	$14,295	$—	$—	$14,295
Certificates of deposit	—	1,170	—	1,170
Commercial paper	—	3,985	—	3,985
Corporate notes and bonds	—	14,833	—	14,833
U.S. government agency securities	—	6,975	—	6,975
Total	$14,295	$26,963	$—	$41,258

As of December 31, 2017	Level 1	Level 2	Level 3	Total
Money market funds	$10,642	$—	$—	$10,642
Certificates of deposit	—	1,206	—	1,206
Commercial paper	—	2,493	—	2,493
Corporate notes and bonds	—	22,769	—	22,769
U.S. government agency securities	—	4,715	—	4,715
Total	$10,642	$31,183	$—	$41,825

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

Revenue from customers located outside the United States was less than 1% of total for the years ended December 31, 2018 and 2017.

For the year ended December 31, 2018, Comcast and Cox Communications accounted for approximately 69% and 15%, respectively, of our total revenue. For the year ended December 31, 2017, Comcast accounted for approximately 65% of our total revenue. There were no other customers that accounted for 10% or more of our total revenue in any of the periods presented.

Long-lived assets are attributed to the geographic location in which they are located.  We include in long-lived assets all tangible assets.  Long-lived assets by geographic areas are as follows (in thousands):

	December 31,
	2018	2017
United States	$702	$1,132
India	-	-
Philippines	1	1
Total	$703	$1,133

Recent Accounting Pronouncements

Accounting Standards Adopted in the Current Period

Revenue Recognition
We have implemented all new accounting pronouncements that are in effect and that management believes would materially affect our financial statements.

In May 2014, the Financial Accounting Standards Board (the “FASB”) issued ASU No. 2014-09, Revenue from Contracts with Customers, updated by ASU No. 2015-14 Deferral of the Effective Date (a.k.a. ASC 606), which provides a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and will supersede most current revenue recognition guidance. The standard was effective for public entities for annual and interim periods beginning after December 15, 2017. Our revenue is primarily generated when we deliver the service to the customers over time. We completed our analysis during 2017 and there was no material change to our financial position, results of operations, and cash flows as a result of the implementation of ACS 606. We adopted ASC 606 on a modified retrospective basis effective on January 1, 2018. Although there is no material impact, we have expanded disclosures in our notes to our consolidated financial statements related to revenue recognition under the new standard. We have implemented changes to our accounting policies and practices, business processes, systems, and controls to support the new revenue recognition and disclosure requirements

Financial Instruments
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

New Accounting Standards to be adopted in Future Periods

Intangible Assets
In January 2017, the FASB issued Accounting Standards Update No. 2017-04, Intangibles—Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment (ASU 2017-04), which eliminates step two from the goodwill impairment test. Under ASU 2017-04, an entity should recognize an impairment charge for the amount by which the carrying amount of a reporting unit exceeds its fair value up to the amount of goodwill allocated to that reporting unit. This guidance will be effective for us in the first quarter of 2020 on a prospective basis, and early adoption is permitted. We do not expect the standard to have a material impact on our consolidated financial statements.

Lease Accounting
In February 2016, the FASB issued an ASU amending the accounting for leases. The new guidance requires the recognition of lease assets and liabilities for operating leases with terms of more than 12 months, in addition to those currently recorded, on our consolidated balance sheets. Presentation of leases within the consolidated statements of operations and consolidated statements of cash flows will be generally consistent with the current lease accounting guidance. The ASU is effective for reporting periods beginning after December 15, 2018, with early adoption permitted. We will adopt this ASU on January 1, 2019. This adoption approach will result in a balance sheet presentation that will not be comparable to the prior period in the first year of adoption. We are in the process of finalizing the impact on the amounts to be recognized as total right-of-use assets and total lease liabilities on our consolidated balance sheet beginning in 2019. Other than this disclosure, we do not expect the new standard to have a material impact on our remaining consolidated financial statements.

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

Note 2. Property and Equipment

Property and equipment are stated at cost, less accumulated depreciation, and consist of the following as of December 31, 2018 and 2017 (in thousands):

	December 31,
	2018	2017
Computer equipment and software	$7,143	$6,935
Furniture and office equipment	142	142
Leasehold improvements	348	348
Construction in progress	—	—
	7,633	7,425
Accumulated depreciation	(6,930)	(6,292
	$703	$1,133

Depreciation expense was $638,000 and $628,000 for the years ended December 31, 2018 and 2017, respectively.

Note 3. Intangible Assets

Amortization expense related to intangible assets was $0 and $16,000 for the years ended December 31, 2018and 2017, respectively.

In December 2006, we acquired the use of a toll-free telephone number for cash consideration of $250,000. This asset has an indefinite useful life. The intangible asset is tested for impairment annually or more often if events or changes in circumstances indicate that the carrying value may not be recoverable.

As of December 31, 2018, all intangible assets have been fully amortized with the exception of the indefinite-life intangibles.

Note 4. Commitments and Contingencies

Lease commitments

Sunnyvale office lease. On March 23, 2018, we entered into a two-year lease agreement with an effective date of April 1, 2018 for our Sunnyvale facility, covering approximately 6,283 square feet with the monthly rent of $14,000.  The lease is scheduled to expire on March 31, 2020.

Other facility leases. We lease our facilities under non-cancelable operating lease agreements, which expire at various dates through December 2020.

Total facility rent expense pursuant to all operating lease agreements was $401,000 and $567,000 for the years ended December 31, 2018 and 2017, respectively.

As of December 31, 2018, minimum payments due under all non-cancelable lease agreements were as follows (in thousands):

Years ending December 31,	Operating Leases
2019	$273
2020	158
2021	70
Total minimum lease and principal payments	$501

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

On March 9, 2018, the FTC notified the Company that the FTC was willing to engage in settlement discussions. On November 6, 2018, the Company and the FTC entered into a proposed Stipulation to Entry of Order for Permanent Injunction and Monetary Judgment, or the Consent Order. The Consent Order is expected to be approved by the Commission and lodged with the U.S. District Court for the Southern District of Florida. Upon final entry by the Court, the Consent Order resolves the FTC’s multi-year investigation of the Company.

 Pursuant to the Consent Order, under which the Company neither admitted nor denied the FTC’s allegations (except as to the Court having jurisdiction over the matter), the FTC has agreed to accept a payment of $10 million in settlement of the $35 million judgement, subject to the factual accuracy of the information the Company has provided as part of our financial representations. The $10 million payment will be made within seven (7) days of the entry of the Consent Order in the Southern District of Florida and is recognized in operating expenses within the Company’s consolidated statements of operations for the year ended December 31, 2018.

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

 Other Matters. On January 17, 2017 the Consumer Protection Division of the Office of Attorney General, State of Washington (“Washington AG”), issued a Civil Investigative Demand to the Company requiring the Company to produce certain documents and materials and to answer certain interrogatories relating to PC Healthcheck. The Washington AG has not alleged a factual basis underlying the issuance of the Civil Investigative Demand. On May 30, 2017, the Consumer Protection Division of the Office of Attorney General, State of Texas (“Texas AG”), issued a Civil Investigative Demand to the Company requiring the Company to produce certain documents and materials and to answer certain interrogatories relating to PC Healthcheck.  The Texas AG has not alleged a factual basis underlying the issuance of the Civil Investigative Demand. Accordingly, the Company has responded to both the Washington AG Civil Investigative Demand and the Texas AG Civil Investigative Demand. To date, the Company has not received any follow-up communications from either state’s AG with respect to these matters.

We are also subject to other routine legal proceedings, as well as demands, claims and threatened litigation, that arise in the normal course of our business, potentially including assertions that we may be infringing patents or other intellectual property rights of others. We currently do not believe that the ultimate amount of liability, if any, for any pending claims of any type (alone or combined) will materially affect our financial position, results of operations or cash flows. The ultimate outcome of any litigation is uncertain; however, any unfavorable outcomes could have a material negative impact on our financial condition and operating results. Regardless of outcome, litigation can have an adverse impact on us because of defense costs, negative publicity, diversion of management resources and other factors.

Guarantees

We have identified guarantees in accordance with ASC 450, Contingencies. This guidance stipulates that an entity must recognize an initial liability for the fair value, or market value, of the obligation it assumes under the guarantee at the time it issues such a guarantee, and must disclose that information in its interim and annual financial statements. We have entered into various service level agreements with our partners, in which we may guarantee the maintenance of certain service level thresholds. Under some circumstances, if we do not meet these thresholds, we may be liable for certain financial costs. We evaluate costs for such guarantees under the provisions of ASC 450. We consider such factors as the degree of probability that we would be required to satisfy the liability associated with the guarantee and the ability to make a reasonable estimate of the resulting cost. We incurred zero costs as a result of such obligations during the years ended December 31, 2018 and 2017, respectively. We have not accrued any liabilities related to such obligations in the consolidated financial statements as of December 31, 2018 and 2017.

Note 5. Other Accrued Liabilities

Other accrued liabilities consist of the following (in thousands):

	As of December 31,
	2018	2017
Accrued expenses	$338	$462
Self-insurance accruals	585	679
Other accrued liabilities	55	189
Total other accrued liabilities	$978	$1,330

Note 6. Stockholders’ Equity

Equity Compensation Plan

We adopted the amended and restated 2010 Equity and Performance Incentive Plan (the “2010 Plan”), effective as of February 8, 2010.  Under the 2010 Plan, the number of shares of Common Stock that may be issued will not exceed in the aggregate 1,666,666 shares of Common Stock plus the number of shares of Common Stock relating to prior awards under the 2000 Omnibus Equity Incentive Plan that expire, are forfeited or are cancelled after the adoption of the 2010 Plan, subject to adjustment as provided in the 2010 Plan. Pursuant to an approval from the Company’s shareholders, the number of shares of Common Stock that may be issued under the 2010 Plan was increased by 750,000 shares of Common Stock in May 2013 and 333,333 shares in June 2016.  No grants will be made under the 2010 Plan after the tenth anniversary of its effective date.  Under our 2010 Plan, as of December 31, 2018, there were approximately 2.1 million shares available for grant.

We adopted the 2014 Inducement Award Plan (the “Inducement Plan”), effective as of May 13, 2014.  Under the Inducement Plan, the number of shares of Common Stock that may be issued will not exceed in the aggregate 666,666 shares of Common Stock.  Under our Inducement Plan, as of December 31, 2018, there were approximately 456,000 shares available for grant.

Stock Options

The following tables represent stock option activity for the years ended December 31, 2018 and 2017:

	Number of Shares	Weighted Average Exercise Price per Share	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
Outstanding options at December 31, 2016	1,381,843	$14.85	4.95	$0
Granted	430,500	$2.291
Exercised	(0)	$-
Forfeited	(1,080,153)	$5.90
Outstanding options at December 31, 2017	732,190	$3.72	8.17	$56
Granted	330,000	$2.75
Exercised	(75,022)	$2.46
Forfeited	(183,848)	$6.14
Outstanding options at December 31, 2018	803,320	$2.89	8.43	$54
Options vested and expected to vest	786,829	$2.90	8.43	$51
Exercisable at December 31, 2018	556,487	$3.12	8.31	$20

A summary of additional information related to the options outstanding as of December 31, 2018 under the 2010 and 2014 Plans are as follows:

Option Plans Range of Exercise Prices	Number of Outstanding Options	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price

$2.29 - $2.29	315,330	8.52	$2.29
$2.51-$2.52	88,105	7.37	$2.51
$2.56-$2.57	29,208	7.45	$2.56
$2.74-$2.74	300,000	9.15	$2.74
$2.88-$13.44	61,549	7.06	$6.29
$13.50-$17.67	9,128	4.62	$16.78
	803,320

The aggregate intrinsic value in the table above represents the total pre-tax intrinsic value that would have been received by the option holders had they all exercised their options on December 31, 2018 and 2017. This amount will change based on the fair market value of our stock. The total aggregate intrinsic value of options exercised under our stock option plans was $27,000 and $0 for the years ended December 31, 2018 and 2017, respectively. The total fair value of options vested during 2018 and 2017 was $22,000 and $32,000, respectively.

At December 31, 2018, there was $165,000 of unrecognized compensation cost related to stock options which is expected to be recognized over a weighted average period of 1.6 years.

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

A total of 31,387 shares and 28,018 shares were issued under the ESPP during the years ended December 31, 2018 and 2017, respectively.

As of December 31, 2018, approximately 78,847 shares remain available for grant under the ESPP.

Restricted Stock Units

The following table represents RSU activity for the years ended December 31, 2018 and 2017:

	Number of Shares	Weighted Average Grant-Date Fair Valueper Share	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
Outstanding RSUs at December 31, 2016	351,921	$4.59	1.06	$908
Awarded	102,880	$2.43
Released	(153,714)	$3.45
Forfeited	(164,758)	$5.78
Outstanding RSUs at December 31, 2017	136,329	$2.80	0.80	$329
Awarded	90,905	$2.75
Released	(119,943)	$2.79
Forfeited	(11,061)	$2.67
Outstanding RSUs at December 31, 2018	96,230	$2.78	0.60	$227

At December 31, 2018, there was $116,000 of unrecognized compensation cost related to RSUs which is expected to be recognized over a weighted average period of 0.6 years.

 Stock Repurchase Program

On April 27, 2005, our Board of Directors authorized the repurchase of up to 666,666 outstanding shares of our common stock. As of December 31, 2018, the maximum number of shares remaining that can be repurchased under this program was 602,467.  The Company does not intend to repurchase shares without a pre-approval from its Board of Directors.

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

Note 7. Income Taxes

The components of our loss before income taxes are as follows (in thousands):

	Year Ended December 31,
	2018	2017
United States	$(9,458)	$(1,541)
Foreign	357	619
Total	$(9,101)	$(922)

The provision (benefit) for income taxes from continuing operations consisted of the following (in thousands):

	Year Ended December 31,
Current:	2018	2017
Federal	$—	$(79)
State	8	13
Foreign	(38)	85
Total Current	$(30)	$19
Deferred
Federal	$—	$—
State	—	—
Foreign	29	585
Total Deferred	$29	$585
Provision (benefit) for income taxes	$(1)	$604

The reconciliation of the Federal statutory income tax rate to our effective income tax rate is as follows (in thousands):

	Year Ended December 31,
	2018	2017
Provision at Federal statutory rate	$(1,911)	$(322)
State taxes	8	13
Permanent differences/other	65	581
Tax Cuts and Jobs Act of 2017 Rate Change	—	22,714
Stock-based compensation	81	365
Federal valuation allowance (used) provided	1,756	(22,747)
Provision (benefit) for income taxes	$(1)	$604

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.  Significant components of our deferred tax assets and liabilities are as follows (in thousands):

	December 31,
	2018	2017
Deferred Tax Assets
Fixed assets	$66	$64
Accruals and reserves	2,673	147
Stock options	179	196
Net operating loss carryforwards	35,522	35,254
Federal and state credits	3,461	3,461
Foreign credits	152	165
Intangible assets	2,139	2,442
Research and development expense	2,224	2,542
Gross deferred tax assets	46,416	44,271
Valuation allowance	(46,283)	(44,100)
Total deferred tax assets	133	171
Deferred Tax Liabilities (1)	(543)	(543)
Net deferred tax asset/liabilities	(410)	(372)

(1)
The 543,000 deferred tax liabilites is the only tax related to the Indian subsidiaries remittance would be dividend distribution tax.

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

Due to the complexities involved in accounting for the recently enacted Tax Act, the U.S. Securities and Exchange Commission’s Staff Accounting Bulletin (“SAB”) 118 requires that the Company include in its financial statements a reasonable estimate of the impact of the Tax Act on earnings to the extent such estimate has been determined.  Pursuant to the SAB118, the Company is allowed a measurement period of up to one year after the enactment date of the Tax Act to finalize the recording of the related tax impacts. December 22, 2018 marked the end of the measurement period for purposes of SAB 118. As such, the Company has completed the analysis relating to the Act currently available which resulted in no additional SAB 118 tax effect in the fourth quarter of 2018 for the year ended December 31, 2018.

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

The net valuation allowance increased and decreased by approximately $2.1 million and $18.0 million during the years ended December 31, 2018 and 2017, respectively. As of December 31, 2018, the Company had Federal and state net operating loss carryforwards of approximately $143.4 million and $70.5 million, respectively. The Federal net operating loss and credit carryforwards will expire at various dates beginning in 2020 through 2037, if not utilized. The state net operating loss carryforwards will expire at various dates beginning in 2018 through 2037, if not utilized. As a result of the adoption of ASU 2016-09 in fiscal 2017, the Company recorded a cumulative effect adjustment to increase deferred tax assets and a corresponding increase to valuation allowance from stock-based compensation which had not been previously recognized. As such there was no cumulative effect to retained earnings adjustment required.

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

A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows (in thousands):

	Year Ended December 31,
	2018	2017
Balance at beginning of year	$2,229	$2,285
Increase related to prior year tax positions	—	26
Decrease related to prior year tax positions	(20)	—
Increase related to current year tax positions	—	—
Settlements with tax authorities	(92)	(82)
Decrease related to lapse of statute of limitations	—	—
Balance at end of year	$2,117	$2,229

The Company’s total amounts of unrecognized tax benefits that, if recognized, that would affect its tax rate are $0.1 million and $0.2 million as of December 31, 2018 and 2017, respectively.

The Company’s policy is to include interest and penalties related to unrecognized tax benefits within its provision for (benefit from) income taxes. The Company had $140,000 accrued for payment of interest and penalties related to unrecognized tax benefits as of December 31, 2018.  The Company had $158,000 accrued for payment of interest and penalties related to unrecognized tax benefit as of December 31, 2017.

As of December 31, 2018, it is reasonably possible that the balance of unrecognized tax benefits could significantly change within the next twelve months. However, an estimate of the range of reasonably possible adjustments cannot be made at this time.

The Company files federal, state and foreign income tax returns in jurisdictions with varying statutes of limitations. Due to its net operating loss carryforwards, the Company’s income tax returns generally remain subject to examination by federal and most state authorities. In our foreign jurisdictions, the 2009 through 2018 tax years remain subject to examination by their respective tax authorities.
 We are required to make periodic filings in the jurisdictions where we are deemed to have a presence for tax purposes. We have undergone audits in the past and have paid assessments arising from these audits. Our India entity was issued notices of income tax assessment pertaining to the 2004-2009 fiscal years.  The notices claimed that the transfer price used in our inter-company agreements resulted in understated income in our Indian entity. During the fourth quarter of 2014, the Company re-evaluated the probability of its tax position and recorded an ASC 740-10 reserve related to India transfer pricing. As of December 31, 2018, the ASC 740-10 reserve for India transfer pricing totals $253,000.  The Company’s tax position related to India has not changed in 2018 aside from an additional $3,000 increase to the reserve representing accrued interest.  Separately, the Company settled its Advanced Pricing Agreement with the Indian tax authorities on July 25, 2017. As a result of this settlement, the Company no longer records an ASC 740-10 reserve related to the APA.

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

As discussed in our Current Report on Form 8-K filed on October 4, 2018, EKS&H LLP (“EKS&H”) resigned as our independent registered public accounting firm. EKS&H resigned because EKS&H combined with Plante & Moran PLLC (“Plante Moran”). On October 1, 2018, the Audit Committee of our Board of Directors engaged Plante Moran to serve as the independent registered public accounting firm for the Company effective as of that date. EKS&H had been the Company’s independent registered public accounting firm since September 12, 2017.

During the most recent fiscal year ended December 31, 2017 and through the subsequent interim period preceding EKS&H’s resignation, we did not have any disagreements with EKS&H on any matter of accounting principles or practices, financial statements disclosure or auditing scope or procedure, which disagreements, if not resolved to EKS&H’s satisfaction, would have caused EKS&H to make reference thereto in its reports on our financial statements for the relevant periods. During the most recent fiscal year ended December 31, 2017 and through the subsequent interim period preceding EKS&H’s resignation, there were no reportable events within the meaning set forth in Item 304(a)(1)(v) of Regulation S-K.

ITEM 9A.	CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

Based on an evaluation under the supervision and with the participation of the Company’s management, the Company’s principal executive officer and principal financial officer have concluded that the Company’s disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act were effective as of December 31, 2018 to provide reasonable assurance that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms and (ii) accumulated and have been communicated to the Company’s management, including its principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.

Inherent Limitations Over Internal Controls

The Company’s internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles (“GAAP”). The Company’s internal control over financial reporting includes those policies and procedures that:

(i)	pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the Company’s assets;

(ii)
provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with GAAP, and that the Company’s receipts and expenditures are being made only in accordance with authorizations of the Company’s management and directors; and

(iii)
provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the Company’s assets that could have a material effect on the financial statements.

Management, including the Company’s Chief Executive Officer and Chief Financial Officer, does not expect that the Company’s internal controls will prevent or detect all errors and all fraud. A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of internal controls can provide absolute assurance that all control issues and instances of fraud, if any, have been detected. Also, any evaluation of the effectiveness of controls in future periods are subject to the risk that those internal controls may become inadequate because of changes in business conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Management’s Annual Report on Internal Control Over Financial Reporting

The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act). Management conducted an assessment of the effectiveness of the Company’s internal control over financial reporting based on the criteria set forth in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework). Based on the Company’s assessment, management has concluded that its internal control over financial reporting was effective as of December 31, 2018 to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements in accordance with GAAP.

Changes in Internal Control Over Financial Reporting

There were no changes in the Company’s internal control over financial reporting during the fourth quarter of Year 2018, which were identified in connection with management’s evaluation required by paragraph (d) of Rules 13a-15 and 15d-15 under the Exchange Act, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

This report does not include an auditors' report on the effectiveness of internal control over financial reporting due to SEC rules that exempt smaller reporting companies such as Support.com from providing such a report.

/s/ RICHARD A. BLOOM
RICHARD A. BLOOM President and Chief Executive Officer

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

We have adopted a Code of Ethics and Business Conduct for Employees, Officers and Directors which is applicable to all of our directors, executive officers and employees, including our Chief Executive Officer and Chief Financial Officer (our principal executive officer and principal financial and accounting officer, respectively). The Code of Ethics and Business Conduct for Employees, Officers and Directors is available on our website at http://www.support.com/about/investor-relations/corporategovernance. A copy of the Code of Ethics and Business Conduct for Employees, Officers and Directors will be provided without charge to any person who requests it by emailing us at IR@Support.com, or telephoning 1-650-556-9440. We will disclose on our website amendments to or waivers from our Code of Ethics and Business Conduct applicable to our directors or executive officers, including our Chairman, our Chief Executive Officer and our Chief Financial Officer, in accordance with all applicable laws and regulations.

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

(3)
Exhibits—See in Item 15(b) of this report.

(b)
Exhibits.

Exhibit	Description of Document
3.1	Restated Certificate of Incorporation, as amended (incorporated by reference to Exhibit 3.1 of Support.coms annual report on Form 10-K for the year ended December 31, 2001)
3.2
Certificate of Amendment to Support.coms Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 of Support.coms current report on Form 8-K filed with the SEC on June 23, 2009)

3.3
Certificate of Designation of Series A Junior Participating Preferred Stock of Support.com (incorporated by reference to Exhibit 3.1 of Support.coms current report on Form 8-K filed with the SEC on October 14, 2015)

3.4	Amended and Restated Bylaws (incorporated by reference to Exhibit 3.1 of Support.coms current report on Form 8-K filed with the SEC on February 5, 2016)
3.5
Certificate of Designation of Series B Junior Participating Preferred Stock, as filed with the Secretary of State of Delaware on April 21, 2016 (incorporated by reference to Exhibit 3.1 of Support.coms current report on Form 8-K filed with the SEC on April 21, 2016)

3.6
Certificate of Amendment to the Restated Certificate of Incorporation of the Company effective January 20, 2017, filed on January 13, 2017 (incorporated by reference to Exhibit 3.1 of Support.coms current report on Form 8-K filed with the SEC on January 13, 2017

4.1	Form of Common Stock Certificate (incorporated by reference to Exhibit 4.1 of Support.coms quarterly report on Form 10-Q for the quarter ended June 30, 2002)
4.2
Rights Agreement with Computershare Trust Company, N.A., dated October 13, 2015 (incorporated by reference to Exhibit 4.1 of Support.coms current report on Form 8-K filed with the SEC on October 14, 2015).

4.3
Section 382 Tax Benefits Preservation Plan, dated as of April 20, 2016, by and between Support.com, Inc. and Computershare Trust Company, N.A., as Rights Agent (incorporated by reference to Exhibit 4.1 of Support.coms current report on Form 8-K filed with the SEC on April 21, 2016)

4.4
Amendment No. 1, dated as of April 20, 2016, to the Rights Agreement, dated as of October 13, 2015, by and between Support.com, Inc. and Computershare Trust Company, N.A., as Rights Agent (incorporated by reference to Exhibit 4.2 to Support.coms Form 8-A/A filed with the SEC on April 21, 2016)

4.5
Certificate of Elimination of the Series A Preferred Stock filed with the Secretary of State of the State of Delaware on April 21, 2016 (incorporated by reference to Exhibit 4.3 to Support.coms Form 8-A/A filed with the SEC on April 21, 2016)

4.6
Support.com, Inc. Second Amended and Restated 2010 Equity and Performance Incentive Plan (incorporated by reference to Appendix B of Support.com's proxy statement on Schedule 14a, filed with the SEC on May 12, 2016)

10.1*	Support.coms amended and restated 2010 Equity and Incentive Compensation Plan (incorporated by reference to Exhibit 4.1 of Support.coms current report on Form 8-K filed with the SEC on May 21, 2010)
10.2*
Support.coms 2011 Employee Stock Purchase Plan (incorporated by reference to Annex A of Support.coms definitive proxy statement for Support.coms 2011 annual meeting of stockholders filed on April 15, 2011)

10.3*	Support.coms 2014 Inducement Award Plan (incorporated by reference to Exhibit 10.2 of Support.coms current report on Form 8-K filed with the SEC on May 19, 2014)
10.4*	Form of Directors and Officers Indemnification Agreement (incorporated by reference to Exhibit 10.4 of Support.coms registration statement on Form S-1 filed with the SEC on February 18, 2000)
10.5*	Form of Stock Option Grant Notification for Officers and Employees (incorporated by reference to Exhibit 10.1(a) of Support.coms quarterly report on Form 10-Q filed on November 5, 2009).
10.6	Sublease Agreement with TYCO Healthcare Group LP dated June 7, 2012 (incorporated by reference to Exhibit 10.1 of Support.coms quarterly report on form 10-Q filed with the SEC on August 8, 2012).
10.7
Master Services Agreement Call Handling Services between Comcast and Support.com, effective as of October 1, 2013 (incorporated by reference to Exhibit 10.19 of Support.coms annual report on Form 10-K filed with the SEC on March 7, 2014) (1)

10.8
Statement of Work Number 1 to Master Services Agreement Call Handling Services between Comcast and Support.com, effective as of October 1, 2013 (incorporated by reference to Exhibit 10.20 of Support.coms annual report on Form 10-K filed with the SEC on March 7, 2014) (1)

10.9
Change Management Form Number 1 under Statement of Work Number 1 to Master Services Agreement Call Handling Services between Comcast and Support.com, effective as of December 22, 2013 (incorporated by reference to Exhibit 10.24 of Support.coms annual report on Form 10-K filed with the SEC on March 7, 2014 (1)

10.10
Amendment Number 1 to Statement of Work Number 1 to Master Services Agreement Call Handling Services between Comcast and Support.com, effective as of December 31, 2013 (incorporated by reference to Exhibit 10.21 of Support.coms annual report on Form 10-K filed with the SEC on March 7, 2014)

10.11
Statement of Work Number 2 to Master Services Agreement Call Handling Services between Comcast and Support.com, effective as of December 31, 2013 (incorporated by reference to Exhibit 10.22 of Support.coms annual report on Form 10-K filed with the SEC on March 7, 2014) (1)

10.12
Statement of Work Number 3 to Master Services Agreement Call Handling Services between Comcast and Support.com, effective as of March 21, 2014 (incorporated by reference to Exhibit 10.3 of Support.coms quarterly report on Form 10-Q filed with the SEC on May 8, 2014) (1)

10.13
Change Management Form Number 2 under Statement of Work Number 1 to Master Services Agreement Call Handling Services between Comcast and Support.com, effective as of February 27, 2014 (incorporated by reference to Exhibit 10.1 of Support.coms quarterly report on Form 10-Q filed with the SEC on May 8, 2014) (1)

10.14
Change Management Form Number 3 under Statement of Work Number 1 to Master Services Agreement Call Handling Services between Comcast and Support.com, effective as of March 4, 2014 (incorporated by reference to Exhibit 10.2 of Support.coms quarterly report on Form 10-Q filed with the SEC on May 8, 2014) (1)

10.15
First Change Management Form to Statement of Work Number 3 to Master Services Agreement Call Handling Services between Comcast and Support.com, effective as of June 4, 2014 (incorporated by reference to Exhibit 10.1 of Support.coms current report on Form 8-K filed with the SEC on June 11, 2014)

10.16
Reseller Agreement between Comcast and Support.com, effective as of June 6, 2014 (incorporated by reference to Exhibit 10.1 of Support.coms current report on Form 8-K filed with the SEC on June 18, 2014) (1)

10.17
Change Management Form Number 4 under Statement of Work Number 1 to Master Services Agreement Call Handling Services between Comcast and Support.com, effective as of September 17, 2014 (incorporated by reference to Exhibit 10.1 of Support.coms current report on Form 8-K filed with the SEC on October 6, 2014) (1)

10.18
Change Management Form Number 5 under Statement of Work Number 1 to Master Services Agreement Call Handling Services between Comcast and Support.com, effective as of September 18, 2014 (incorporated by reference to Exhibit 10.2 of Support.coms current report on Form 8-K filed with the SEC on October 6, 2014) (1)

10.19
Statement of Work Number 4 to Master Services Agreement Call Handling Services between Comcast and Support.com, effective as of February 6, 2015 (incorporated by reference to Exhibit 10.1 of Support.coms current report on Form 8-K filed with the SEC on February 18, 2015) (1)

10.20
Compensatory Arrangement between Support.com and Jim Stephens for his term as Executive Chairman and Interim CEO commencing March 25, 2014 (incorporated by reference to Support.coms current report on Form 8-K filed with the SEC on March 14, 2014

10.21
Change Management Form Number 6 under Statement of Work Number 3 to Master Services Agreement Call Handling Services between Comcast and Support.com, effective as of April 6, 2015 (incorporated by reference to Exhibit 10.2 of Support.coms current report on Form 8-K filed with the SEC on April 9, 2015) (1)

10.22
Amendment Number 1 to Statement of Work Number 3 to Master Services Agreement Call Handling Services between Comcast and Support.com, effective as of June 2, 2015 (incorporated by reference to Exhibit 10.2 of Support.coms current report on Form 8-K filed with the SEC on July 2, 2015) (1)

10.23
Change Management Form Number 6 under Statement of Work Number 1 to Master Services Agreement Call Handling Services between Comcast and Support.com, effective as of November 18, 2015 (incorporated by reference to Exhibit 10.1 of Support.coms current report on Form 8-K filed with the SEC on November 24, 2015) (1)

10.24
Change Management Form Number 7 under Statement of Work Number 3 to Master Services Agreement Call Handling Services between Comcast and Support.com, effective as of November 18, 2015 (incorporated by reference to Exhibit 10.2 of Support.coms current report on Form 8-K filed with the SEC on November 24, 2015) (1)

10.25	Form of Directors and Officers Indemnification Agreement (incorporated by reference to Exhibit 10.1 of Support.coms current report on Form 8-K filed with the SEC on December 10, 2015).
10.26
Change Management Form Number 1 to Master Services Agreement Call Handling Services between Comcast and Support.com, effective as of December 15, 2015 (incorporated by reference to Exhibit 10.1 of Support.coms current report on Form 8-K filed with the SEC on December 16, 2015) (1)

10.27
Amendment to Master Services Agreement Call Handling Services between Comcast and Support.com, Inc. effective as of May 23, 2016 (incorporated by reference to Exhibit 10.1 of Support.coms current report on Form 8-K filed with the SEC on May 26, 2016)

10.28
Change Management Form #8 to Statement of Work #1, between Comcast and Company, signed June 2, 2016 (incorporated by reference to Exhibit 10.1 of Support.coms current report on Form 8-K filed with the SEC on June 7, 2016) (1)

10.29
Change Management Form #8 to Statement of Work #3, between Comcast and Company, signed June 2, 2016 (incorporated by reference to Exhibit 10.2 of Support.coms current report on Form 8-K filed with the SEC on June 7, 2016) (1)

10.30
Change Management Form #9 to Statement of Work #3, between Comcast and Support.com, signed July 13, 2016 (incorporated by reference to Exhibit 10.1 of Support.coms current report on Form 8-K filed with the SEC on July 29, 2016) (1)

10.31
Separation Agreement and General Release, dated October 31, 2016, by and between Support.com, Inc. and Elizabeth M. Cholawsky (incorporated by reference to Exhibit 10.1 of Support.coms current report on Form 8-K filed with the SEC on November 1, 2016)

10.32
Change Management Form #7 to Statement of Work #1, between Comcast and Company, signed December 9, 2016 (incorporated by reference to Exhibit 10.1 of Support.coms current report on Form 8-K filed with the SEC on December 20, 2016) (1)

10.33
Change Management Form #10 to Statement of Work #3, between Comcast and Support.com, signed December 9, 2016 (incorporated by reference to Exhibit 10.2 of Support.coms current report on Form 8-K filed with the SEC on December 20, 2016) (1)

10.34
Lease Agreement between HCP LS Redwood City, LLC and the Company dated December 20, 2016 (incorporated by reference to Exhibit 10.36 of Support.coms annual report on Form 10-K filed with the SEC on March 7, 2017)

10.35*
Employment Offer Letter between Rick Bloom and Support.com, Inc., dated December 21, 2016 and effective as of October 28, 2016 (incorporated by reference to Exhibit 10.1 of Support.coms current report on Form 8-K filed with the SEC on December 22, 2016)

10.36
Change Management Form #11 to Statement of Work #3, between Comcast and Company, signed February 6, 2017 (incorporated by reference to Exhibit 10.1 of Support.coms Form 8-K filed with the SEC on February 10, 2017) (1)

10.37
Change Management Form #12 to Statement of Work #3, between Comcast and Company, signed March 7, 2017 (incorporated by reference to Exhibit 10.1 of Support.coms Form 8-K filed with the SEC on March 16, 2017) (1)

10.38
Change Management Form #9 to Statement of Work #1, between Comcast and Company, signed February 24, 2017 (incorporated by reference to Exhibit 10.2 of Support.coms Form 8-K filed with the SEC on March 16, 2017) (1)

10.39
Change Management Form #13 to Statement of Work #3, between Comcast and Company, signed February 24, 2017 (incorporated by reference to Exhibit 10.3 of Support.coms Form 8-K filed with the SEC on March 16, 2017) (1)

10.40
Change Management Form #14 to Statement of Work #3, between Comcast and Company, signed February 24, 2017 (incorporated by reference to Exhibit 10.4 of Support.coms Form 8-K filed with the SEC on March 16, 2017) (1)

10.41	Standard Sublease between the Company and NantMobile, LLC dated April 29, 2017 (incorporated by reference to Exhibit 10.1 of Support.coms Form 8-K filed with the SEC on May 3, 2017)
10.42
Change Management Form 15 to Statement of Work #3, between Comcast and Company, signed May 17, 2017 (incorporated by reference to Exhibit 10.1 of Support.coms Form 8-K filed with the SEC on May 23, 2017) (1)

10.43
Change Management Form to Statement of Work #3 between Comcast and Company, signed July 6, 2017 (incorporated by reference to Exhibit 10.1 of Support.coms Form 8-K filed with the SEC on July 13, 2017)(1)

10.44
Amendment #3 to Master Services Agreement Call Handling Services between Comcast and Company, entered into on July 24, 2017 (incorporated by reference to Exhibit 10.1 of Support.coms Form 8-K filed with the SEC on July 27, 2017)

10.45
Change Management Form to Statement of Work #1 and Statement of Work #3 between Comcast and Company, signed August 10, 2017 (incorporated by reference to Exhibit 10.1 of Support.coms Form 8-K filed with the SEC on August 23, 2017)

10.47
Change Management Form to Statement of Work #3 between Comcast and Company, signed August 10, 2017 (incorporated by reference to Exhibit 10.2 of Support.coms Form 8-K filed with the SEC on August 23, 2017) (1)

10.48
Settlement Agreement (Consent Order) between the U.S. Federal Trade Commission and Company entered into on November 6, 2018 (incorporated by reference to Support.com’s current report on Form 8-K filed with the SEC on November 7, 2018)

10.49
Extension of Lease Agreement between the Company and Mariposa Building, LLC executed on February 21, 2019 (incorporated by reference to Exhibit 10.1 of Support.com’s Form 8-K filed with the SEC on February 26, 2019)

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

SIGNATURES

Pursuant to the requirements of the Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on this 7th day of March, 2019.

SUPPORT.COM, INC.

March 8, 2019	By:	/s/ RICHARD A. BLOOM
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

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated:

Signature	Title	Date

/s/ Richard A. Bloom	President and Chief Executive Officer and Director	March 8, 2019
Richard A. Bloom	(Principal Executive Officer)

/s/ Richard A. Bloom	Principal Financial Officer	March 8, 2019
Richard A. Bloom	(Principal Accounting Officer)

/s/ JOSHUA E. SCHECHTER	Chairman of the Board of Directors	March 8, 2019
Joshua E. Schechter

/s/ BRADLEY L. RADOFF	Director	March 8, 2019
Bradley L. Radoff

/s/ BRIAN J. KELLEY	Director	March 8, 2019
Brian J. Kelley

EXHIBIT INDEX

Exhibit	Description of Document
3.1	Restated Certificate of Incorporation, as amended (incorporated by reference to Exhibit 3.1 of Support.coms annual report on Form 10-K for the year ended December 31, 2001)
3.2
Certificate of Amendment to Support.coms Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 of Support.coms current report on Form 8-K filed with the SEC on June 23, 2009)

3.3
Certificate of Designation of Series A Junior Participating Preferred Stock of Support.com (incorporated by reference to Exhibit 3.1 of Support.coms current report on Form 8-K filed with the SEC on October 14, 2015)

3.4	Amended and Restated Bylaws (incorporated by reference to Exhibit 3.1 of Support.coms current report on Form 8-K filed with the SEC on February 5, 2016)
3.5
Certificate of Designation of Series B Junior Participating Preferred Stock, as filed with the Secretary of State of Delaware on April 21, 2016 (incorporated by reference to Exhibit 3.1 of Support.coms current report on Form 8-K filed with the SEC on April 21, 2016)

3.6
Certificate of Amendment to the Restated Certificate of Incorporation of the Company effective January 20, 2017, filed on January 13, 2017 (incorporated by reference to Exhibit 3.1 of Support.coms current report on Form 8-K filed with the SEC on January 13, 2017

4.1	Form of Common Stock Certificate (incorporated by reference to Exhibit 4.1 of Support.coms quarterly report on Form 10-Q for the quarter ended June 30, 2002)
4.2
Rights Agreement with Computershare Trust Company, N.A., dated October 13, 2015 (incorporated by reference to Exhibit 4.1 of Support.coms current report on Form 8-K filed with the SEC on October 14, 2015).

4.3
Section 382 Tax Benefits Preservation Plan, dated as of April 20, 2016, by and between Support.com, Inc. and Computershare Trust Company, N.A., as Rights Agent (incorporated by reference to Exhibit 4.1 of Support.coms current report on Form 8-K filed with the SEC on April 21, 2016)

4.4
Amendment No. 1, dated as of April 20, 2016, to the Rights Agreement, dated as of October 13, 2015, by and between Support.com, Inc. and Computershare Trust Company, N.A., as Rights Agent (incorporated by reference to Exhibit 4.2 to Support.coms Form 8-A/A filed with the SEC on April 21, 2016)

4.5
Certificate of Elimination of the Series A Preferred Stock filed with the Secretary of State of the State of Delaware on April 21, 2016 (incorporated by reference to Exhibit 4.3 to Support.coms Form 8-A/A filed with the SEC on April 21, 2016)

4.6
Support.com, Inc. Second Amended and Restated 2010 Equity and Performance Incentive Plan (incorporated by reference to Appendix B of Support.com's proxy statement on Schedule 14a, filed with the SEC on May 12, 2016)

10.1*	Support.coms amended and restated 2010 Equity and Incentive Compensation Plan (incorporated by reference to Exhibit 4.1 of Support.coms current report on Form 8-K filed with the SEC on May 21, 2010)
10.2*
Support.coms 2011 Employee Stock Purchase Plan (incorporated by reference to Annex A of Support.coms definitive proxy statement for Support.coms 2011 annual meeting of stockholders filed on April 15, 2011)

10.3*	Support.coms 2014 Inducement Award Plan (incorporated by reference to Exhibit 10.2 of Support.coms current report on Form 8-K filed with the SEC on May 19, 2014)
10.4*	Form of Directors and Officers Indemnification Agreement (incorporated by reference to Exhibit 10.4 of Support.coms registration statement on Form S-1 filed with the SEC on February 18, 2000)
10.5*	Form of Stock Option Grant Notification for Officers and Employees (incorporated by reference to Exhibit 10.1(a) of Support.coms quarterly report on Form 10-Q filed on November 5, 2009).
10.6	Sublease Agreement with TYCO Healthcare Group LP dated June 7, 2012 (incorporated by reference to Exhibit 10.1 of Support.coms quarterly report on form 10-Q filed with the SEC on August 8, 2012).

10.7
Master Services Agreement Call Handling Services between Comcast and Support.com, effective as of October 1, 2013 (incorporated by reference to Exhibit 10.19 of Support.coms annual report on Form 10-K filed with the SEC on March 7, 2014) (1)

10.8
Statement of Work Number 1 to Master Services Agreement Call Handling Services between Comcast and Support.com, effective as of October 1, 2013 (incorporated by reference to Exhibit 10.20 of Support.coms annual report on Form 10-K filed with the SEC on March 7, 2014) (1)

10.9
Change Management Form Number 1 under Statement of Work Number 1 to Master Services Agreement Call Handling Services between Comcast and Support.com, effective as of December 22, 2013 (incorporated by reference to Exhibit 10.24 of Support.coms annual report on Form 10-K filed with the SEC on March 7, 2014 (1)

10.10
Amendment Number 1 to Statement of Work Number 1 to Master Services Agreement Call Handling Services between Comcast and Support.com, effective as of December 31, 2013 (incorporated by reference to Exhibit 10.21 of Support.coms annual report on Form 10-K filed with the SEC on March 7, 2014)

10.11
Statement of Work Number 2 to Master Services Agreement Call Handling Services between Comcast and Support.com, effective as of December 31, 2013 (incorporated by reference to Exhibit 10.22 of Support.coms annual report on Form 10-K filed with the SEC on March 7, 2014) (1)

10.12
Statement of Work Number 3 to Master Services Agreement Call Handling Services between Comcast and Support.com, effective as of March 21, 2014 (incorporated by reference to Exhibit 10.3 of Support.coms quarterly report on Form 10-Q filed with the SEC on May 8, 2014) (1)

10.13
Change Management Form Number 2 under Statement of Work Number 1 to Master Services Agreement Call Handling Services between Comcast and Support.com, effective as of February 27, 2014 (incorporated by reference to Exhibit 10.1 of Support.coms quarterly report on Form 10-Q filed with the SEC on May 8, 2014) (1)

10.14
Change Management Form Number 3 under Statement of Work Number 1 to Master Services Agreement Call Handling Services between Comcast and Support.com, effective as of March 4, 2014 (incorporated by reference to Exhibit 10.2 of Support.coms quarterly report on Form 10-Q filed with the SEC on May 8, 2014) (1)

10.15
First Change Management Form to Statement of Work Number 3 to Master Services Agreement Call Handling Services between Comcast and Support.com, effective as of June 4, 2014 (incorporated by reference to Exhibit 10.1 of Support.coms current report on Form 8-K filed with the SEC on June 11, 2014)

10.16
Reseller Agreement between Comcast and Support.com, effective as of June 6, 2014 (incorporated by reference to Exhibit 10.1 of Support.coms current report on Form 8-K filed with the SEC on June 18, 2014) (1)

10.17
Change Management Form Number 4 under Statement of Work Number 1 to Master Services Agreement Call Handling Services between Comcast and Support.com, effective as of September 17, 2014 (incorporated by reference to Exhibit 10.1 of Support.coms current report on Form 8-K filed with the SEC on October 6, 2014) (1)

10.18
Change Management Form Number 5 under Statement of Work Number 1 to Master Services Agreement Call Handling Services between Comcast and Support.com, effective as of September 18, 2014 (incorporated by reference to Exhibit 10.2 of Support.coms current report on Form 8-K filed with the SEC on October 6, 2014) (1)

10.19
Statement of Work Number 4 to Master Services Agreement Call Handling Services between Comcast and Support.com, effective as of February 6, 2015 (incorporated by reference to Exhibit 10.1 of Support.coms current report on Form 8-K filed with the SEC on February 18, 2015) (1)

10.20
Compensatory Arrangement between Support.com and Jim Stephens for his term as Executive Chairman and Interim CEO commencing March 25, 2014 (incorporated by reference to Support.coms current report on Form 8-K filed with the SEC on March 14, 2014

10.21
Change Management Form Number 6 under Statement of Work Number 3 to Master Services Agreement Call Handling Services between Comcast and Support.com, effective as of April 6, 2015 (incorporated by reference to Exhibit 10.2 of Support.coms current report on Form 8-K filed with the SEC on April 9, 2015) (1)

10.22
Amendment Number 1 to Statement of Work Number 3 to Master Services Agreement Call Handling Services between Comcast and Support.com, effective as of June 2, 2015 (incorporated by reference to Exhibit 10.2 of Support.coms current report on Form 8-K filed with the SEC on July 2, 2015) (1)

10.23
Change Management Form Number 6 under Statement of Work Number 1 to Master Services Agreement Call Handling Services between Comcast and Support.com, effective as of November 18, 2015 (incorporated by reference to Exhibit 10.1 of Support.coms current report on Form 8-K filed with the SEC on November 24, 2015) (1)

10.24
Change Management Form Number 7 under Statement of Work Number 3 to Master Services Agreement Call Handling Services between Comcast and Support.com, effective as of November 18, 2015 (incorporated by reference to Exhibit 10.2 of Support.coms current report on Form 8-K filed with the SEC on November 24, 2015) (1)

10.25	Form of Directors and Officers Indemnification Agreement (incorporated by reference to Exhibit 10.1 of Support.coms current report on Form 8-K filed with the SEC on December 10, 2015).
10.26
Change Management Form Number 1 to Master Services Agreement Call Handling Services between Comcast and Support.com, effective as of December 15, 2015 (incorporated by reference to Exhibit 10.1 of Support.coms current report on Form 8-K filed with the SEC on December 16, 2015) (1)

10.27
Amendment to Master Services Agreement Call Handling Services between Comcast and Support.com, Inc. effective as of May 23, 2016 (incorporated by reference to Exhibit 10.1 of Support.coms current report on Form 8-K filed with the SEC on May 26, 2016)

10.28
Change Management Form #8 to Statement of Work #1, between Comcast and Company, signed June 2, 2016 (incorporated by reference to Exhibit 10.1 of Support.coms current report on Form 8-K filed with the SEC on June 7, 2016) (1)

10.29
Change Management Form #8 to Statement of Work #3, between Comcast and Company, signed June 2, 2016 (incorporated by reference to Exhibit 10.2 of Support.coms current report on Form 8-K filed with the SEC on June 7, 2016) (1)

10.30
Change Management Form #9 to Statement of Work #3, between Comcast and Support.com, signed July 13, 2016 (incorporated by reference to Exhibit 10.1 of Support.coms current report on Form 8-K filed with the SEC on July 29, 2016) (1)

10.31
Separation Agreement and General Release, dated October 31, 2016, by and between Support.com, Inc. and Elizabeth M. Cholawsky (incorporated by reference to Exhibit 10.1 of Support.coms current report on Form 8-K filed with the SEC on November 1, 2016)

10.32
Change Management Form #7 to Statement of Work #1, between Comcast and Company, signed December 9, 2016 (incorporated by reference to Exhibit 10.1 of Support.coms current report on Form 8-K filed with the SEC on December 20, 2016) (1)

10.33
Change Management Form #10 to Statement of Work #3, between Comcast and Support.com, signed December 9, 2016 (incorporated by reference to Exhibit 10.2 of Support.coms current report on Form 8-K filed with the SEC on December 20, 2016) (1)

10.34
Lease Agreement between HCP LS Redwood City, LLC and the Company dated December 20, 2016 (incorporated by reference to Exhibit 10.36 of Support.coms annual report on Form 10-K filed with the SEC on March 7, 2017)

10.35*
Employment Offer Letter between Rick Bloom and Support.com, Inc., dated December 21, 2016 and effective as of October 28, 2016 (incorporated by reference to Exhibit 10.1 of Support.coms current report on Form 8-K filed with the SEC on December 22, 2016)

10.36
Change Management Form #11 to Statement of Work #3, between Comcast and Company, signed February 6, 2017 (incorporated by reference to Exhibit 10.1 of Support.coms Form 8-K filed with the SEC on February 10, 2017) (1)

10.37
Change Management Form #12 to Statement of Work #3, between Comcast and Company, signed March 7, 2017 (incorporated by reference to Exhibit 10.1 of Support.coms Form 8-K filed with the SEC on March 16, 2017) (1)

10.38
Change Management Form #9 to Statement of Work #1, between Comcast and Company, signed February 24, 2017 (incorporated by reference to Exhibit 10.2 of Support.coms Form 8-K filed with the SEC on March 16, 2017) (1)

10.39
Change Management Form #13 to Statement of Work #3, between Comcast and Company, signed February 24, 2017 (incorporated by reference to Exhibit 10.3 of Support.coms Form 8-K filed with the SEC on March 16, 2017) (1)

10.40
Change Management Form #14 to Statement of Work #3, between Comcast and Company, signed February 24, 2017 (incorporated by reference to Exhibit 10.4 of Support.coms Form 8-K filed with the SEC on March 16, 2017) (1)

10.41	Standard Sublease between the Company and NantMobile, LLC dated April 29, 2017 (incorporated by reference to Exhibit 10.1 of Support.coms Form 8-K filed with the SEC on May 3, 2017)
10.42
Change Management Form 15 to Statement of Work #3, between Comcast and Company, signed May 17, 2017 (incorporated by reference to Exhibit 10.1 of Support.coms Form 8-K filed with the SEC on May 23, 2017) (1)

10.43
Change Management Form to Statement of Work #3 between Comcast and Company, signed July 6, 2017 (incorporated by reference to Exhibit 10.1 of Support.coms Form 8-K filed with the SEC on July 13, 2017)(1)

10.44
Amendment #3 to Master Services Agreement Call Handling Services between Comcast and Company, entered into on July 24, 2017 (incorporated by reference to Exhibit 10.1 of Support.coms Form 8-K filed with the SEC on July 27, 2017)

10.45
Change Management Form to Statement of Work #1 and Statement of Work #3 between Comcast and Company, signed August 10, 2017 (incorporated by reference to Exhibit 10.1 of Support.coms Form 8-K filed with the SEC on August 23, 2017)

10.47
Change Management Form to Statement of Work #3 between Comcast and Company, signed August 10, 2017 (incorporated by reference to Exhibit 10.2 of Support.coms Form 8-K filed with the SEC on August 23, 2017) (1)

10.48
Settlement Agreement (Consent Order) between the U.S. Federal Trade Commission and Company entered into on November 6, 2018 (incorporated by reference to Support.com’s current report on Form 8-K filed with the SEC on November 7, 2018)

10.49
Extension of Lease Agreement between the Company and Mariposa Building, LLC executed on February 21, 2019 (incorporated by reference to Exhibit 10.1 of Support.com’s Form 8-K filed with the SEC on February 26, 2019)

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