Form 10-Q
period 2019-03-31
Support.com, Inc.
filed 2019-05-13
CIK 1104855

UNITED STATES
 SECURITIES AND EXCHANGE COMMISSION
 Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2019

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

On April 30, 2019, 18,955,264 shares of the Registrant’s Common Stock, $0.0001 par value, were outstanding.

SUPPORT.COM, INC.

FORM 10-Q

QUARTERLY PERIOD ENDED MARCH 31, 2019

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS (UNAUDITED)

 SUPPORT.COM, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share data)

	March 31, 2019	December 31, 2018
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$29,584	$25,182
Short-term investments	18,404	24,467
Accounts receivable, net	14,871	12,292
Prepaid expenses and other current assets	958	999
Total current assets	63,817	62,940
Property and equipment, net	637	703
Intangible assets	250	250
Right of use assets, net	186	-
Other assets	708	707

Total assets	$65,598	$64,600

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$356	$368
Accrued compensation	2,389	3,423
Other accrued liabilities	1,009	978
Accrued legal settlement	10,000	10,000
Short-term lease liability	175	-
Short-term deferred revenue	1,315	1,135
Total current liabilities	15,244	15,904
Long-term lease liability	13	-
Other long-term liabilities	801	800
Total liabilities	16,058	16,704
Commitments and contingencies (Note 3)
Stockholders’ equity:
Common stock; par value $0.0001, 50,000,000 shares authorized; 19,438,178 issued and 18,955,264 outstanding at March 31, 2019 and December 31, 2018	2	2
Additional paid-in capital	268,846	268,794
Treasury stock, at cost (482,914 shares at March 31, 2019 and December 31, 2018)	(5,297)	(5,297)
Accumulated other comprehensive loss	(2,358)	(2,507)
Accumulated deficit	(211,653)	(213,096)
Total stockholders’ equity	49,540	47,896

Total liabilities and stockholders’ equity	$65,598	$64,600

See accompanying notes.

SUPPORT.COM, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share amounts)
(Unaudited)

	Three Months Ended March 31,
	2019	2018
Revenue:
Services	$16,864	$15,200
Software and other	1,200	1,322
Total revenue	18,064	16,522
Cost of revenue:
Cost of services	13,798	14,111
Cost of software and other	54	55
Total cost of revenue	13,852	14,166
Gross profit	4,212	2,356
Operating expenses:
Research and development	749	711
Sales and marketing	392	550
General and administrative	1,896	2,146
Total operating expenses	3,037	3,407
Income (loss) from operations	1,175	(1,051)
Interest income and other, net	296	205
Income (loss) before income taxes	1,471	(846)
Income tax (benefit) provision	28	(80)
Net income (loss)	$1,443	$(766)

Basic and diluted earnings per share:
Net income (loss)	$0.08	$(0.04)
Shares used in computing basic net income (loss) per share	18,955	18,729
Shares used in computing diluted net income (loss) per share	19,004	18,729

See accompanying notes.

SUPPORT.COM, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(in thousands)
(Unaudited)

	Three Months Ended March 31,
	2019	2018
Net income (loss)	$1,443	$(766)

Other comprehensive income (loss):
Change in foreign currency translation adjustment	99	(90)
Change in net unrealized gain (loss) on investments	50	(56)
Other comprehensive income (loss)	149	(146)

Comprehensive income (loss)	$1,592	$(912)

See accompanying notes.

 SUPPORT.COM, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(in thousands, except share data)

	Common Stock
	Shares	Amount	Additional Paid-In Capital	Treasury Stock	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders’ Shares
Balances at December 31, 2017	18,728,912	$2	$267,857	$(5,297)	$(2,108)	$(203,996)	$56,458
Net loss	—	—	—	—	—	(766)	(766)
Other comprehensive loss	—	—	—	—	(146)	—	(146)
Stock-based compensation expense		—	376		—	—	376
Balances at March 31, 2018	18,728,912	$2	$268,233	$(5,297)	$(2,254)	$(204,762)	$55,922

Balances at December 31, 2018	18,955,264	$2	$268,794	$(5,297)	$(2,507)	$(213,096)	$47,896
Net income	—	—	—	—	—	1,443	1,443
Other comprehensive income	—	—	—	—	149	—	149
Stock-based compensation expense		—	52		—	—	52
Balances at March 31, 2019	18,955,264	$2	$268,846	$(5,297)	$(2,358)	$(211,653)	$49,540

See accompanying notes.

SUPPORT.COM, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)
(Unaudited)

	Three Months Ended March 31,
	2019	2018
Operating Activities:
Net income (loss)	$1,443	$(766)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation	75	159
Amortization of premiums and discounts on investments	37	18
Stock-based compensation	52	376
Changes in assets and liabilities:
Accounts receivable, net	(2,579)	236
Prepaid expenses and other current assets	50	(157)
Other long-term assets	72	150
Accounts payable	(11)	(193)
Accrued compensation	(1,028)	(718)
Accrued expense and other current liabilities	37	27
Other long-term liabilities	-	(143)
Deferred revenue	180	(338)
Net cash used in operating activities	(1,672)	(1,349)

Investing Activities:
Purchases of property and equipment	(9)	(174)
Purchases of investments	(3,570)	(2,481)
Maturities of investments	9,645	5,694
Net cash provided by investing activities	6,066	3,039
Effect of exchange rate changes on cash and cash equivalents	8	(65)
Net increase in cash and cash equivalents	4,402	1,625
Cash and cash equivalents at beginning of period	25,182	18,050
Cash and cash equivalents at end of period	$29,584	$19,675

Supplemental schedule of cash flow information:
Income taxes paid	$-	$47

See accompanying notes.

SUPPORT.COM, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 1. Significant Accounting Policies

Basis of Presentation

The accompanying unaudited interim condensed consolidated financial statements include the accounts of Support.com, Inc. (the “Company”, “Support.com”, “We” or “Our”) and its wholly owned subsidiaries. All intercompany balances and transactions have been eliminated. The condensed consolidated balance sheet as of March 31, 2019 and the consolidated statements of operations and comprehensive income (loss) for the three months ended March 31, 2019 and 2018 and the consolidated statements of cash flows for the three months ended March 31, 2019 and 2018 are unaudited. In the opinion of management, these unaudited interim condensed consolidated financial statements reflect all adjustments (consisting of normal recurring adjustments) that are necessary for a fair presentation of the results for, and as of, the periods shown. The results of operations for such periods are not necessarily indicative of the results expected for the full fiscal year or for any future period. The condensed consolidated balance sheet information as of December 31, 2018 is derived from audited financial statements as of that date. These financial statements have been prepared based upon Securities and Exchange Commission (“SEC”) rules that permit reduced disclosure for interim periods. For a more complete discussion of significant accounting policies and certain other information, these unaudited interim condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2018, filed with the SEC on March 8, 2019.

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

Leases

On January 1, 2019, we adopted Accounting Standards Update No. 2016-02, Leases (Topic 842) (ASU 2016-02), as amended, which supersedes the lease accounting guidance under Topic 840, and generally requires lessees to recognize operating and financing lease liabilities and corresponding right-of-use (ROU) assets on the balance sheet and to provide enhanced disclosures surrounding the amount, timing and uncertainty of cash flows arising from leasing arrangements. We adopted the new guidance using the modified retrospective transition approach by applying the new standard to all leases existing at the date of initial application and not restating comparative periods. The most significant impact was the recognition of ROU assets and lease liabilities for operating leases, while our accounting for finance leases remained substantially unchanged. See Note 7 — Leases in the notes to the condensed consolidated financial statements included in Part I, Item 1, of this Quarterly Report on Form 10-Q for additional information regarding the adoption.

We determine if an arrangement is a lease at inception. Operating leases are included in operating lease right-of-use (“ROU”) assets and short- and long-term lease liabilities in our consolidated balance sheets. Finance leases are included in property and equipment, other current liabilities, and other long-term liabilities in our consolidated balance sheets. As of adoption of ASC 842 and as of January 1, 2019, the Company was not party to finance lease arrangements.

ROU assets represent our right to use an underlying asset for the lease term and lease liabilities represent our obligation to make lease payments arising from the lease. Operating lease ROU assets and liabilities are recognized at commencement date based on the present value of lease payments over the lease term. As most of our leases do not provide an implicit rate, we use our incremental borrowing rate based on the information available at commencement date in determining the present value of lease payments. We use the implicit rate when readily determinable. The operating lease ROU asset also includes any lease payments made and excludes lease incentives. Our lease terms may include options to extend or terminate the lease when it is reasonably certain that we will exercise that option. Lease expense for lease payments is recognized on a straight-line basis over the lease term.

Under the available practical expedient, we account for the lease and non-lease components as a single lease component.

There have been no other changes to the accounting policies except the Leases, which are disclosed in our most recent Annual Report on Form 10-K. The accompanying unaudited Condensed Consolidated Financial Statements we present in this report have been prepared in accordance with our policies.

Revenue Recognition

Disaggregation of Revenue

We generate revenue from the sale of services and sale of software fees for end-user software products provided through direct customer downloads and through the sale of these end-user software products via partners. The following table depicts the disaggregation of revenue (in thousands) according to revenue type and is consistent with how we evaluate our financial performance:

	Three Months Ended
	March 31,
Revenue from Contracts with Customers:	2019	2018
Services	$16,864	$15,200
Software and other	1,200	1,322
Total revenue	$18,064	$16,522

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

The following table represent deferred revenue activity for the three months ended March 31, 2019 (in thousands):

Changes in deferred revenues were as follows:	March 31, 2019
Balance as of December 31, 2018	$1,135
Deferred revenue	751
Recognition of unearned revenue	(571)
Balance as of March 31, 2019	$1,315

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

Services revenue also includes fees from licensing of Support.com cloud-based software. In such arrangements, customers receive a right to use our Support.com Cloud applications in their own support organizations. We license our cloud based software using a software-as-a-service (“SaaS”) model under which customers cannot take possession of the technology and pay us on a per-user or usage basis during the term of the arrangement. In addition, services revenue includes fees from implementation services of our cloud-based software. Currently, revenues from implementation services are recognized ratably over the customer life which is estimated as the term of the arrangement once the Support.com Cloud services are made available to customers. We generally charge for these services on a time and material basis. As of March 31, 2019, revenues from implementation services are di minimus.

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

We monitor our investments for impairment on a quarterly basis and determine whether a decline in fair value is other-than-temporary by considering factors such as current economic and market conditions, the credit rating of the security’s issuer, the length of time an investment’s fair value has been below our carrying value, the Company’s intent to sell the security and the Company’s belief that it will not be required to sell the security before the recovery of its amortized cost. If an investment’s decline in fair value is deemed to be other-than-temporary, we reduce its carrying value to its estimated fair value, as determined based on quoted market prices or liquidation values. Declines in value judged to be other-than-temporary, if any, are recorded in operations as incurred. At December 31, 2018, the Company evaluated its unrealized losses on marketable securities and determined them to be temporary. We currently do not intend to sell securities with unrealized losses, and we concluded that we will not be required to sell these securities before the recovery of their amortized cost basis. At March 31, 2019 and December 31, 2018, the fair value of cash, cash equivalents and investments was $48.0 million and $49.6 million, respectively.

The following is a summary of cash, cash equivalents and investments at March 31, 2019 and December 31, 2018 (in thousands):

As of March 31, 2019	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Cash	$6,445	$—	$—	$6,445
Money market funds	22,211	—	—	22,211
Certificates of deposit	463	—	—	463
Commercial paper	2,426	—	(1)	2,425
Corporate notes and bonds	15,465	—	(19)	15,446
U.S. government agency securities	998	—	—	998
	$48,008	$—	$(20)	$47,988
Classified as:
Cash and cash equivalents	$29,585	$—	$(1)	$29,584
Short-term investments	18,423	—	(19)	18,404
	$48,008	$—	$(20)	$47,988

As of December 31, 2018	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Cash	$8,391	$—	$—	$8,391
Money market funds	14,295	—	—	14,295
Certificates of deposit	1,171	—	(1)	1,170
Commercial paper	3,986	—	(66)	3,985
Corporate notes and bonds	14,899	—	(1)	14,833
U.S. government agency securities	6,976	—	(1)	6,975
	$49,718	$—	$(69)	$49,649
Classified as:
Cash and cash equivalents	$25,182	$—	$—	$25,182
Short-term investments	24,536	—	(69)	24,467
	$49,718	$—	$(69)	$49,649

The following table summarizes the estimated fair value of our marketable securities classified by the stated maturity date of the security (in thousands):

	March 31, 2019	December 31, 2018
Due within one year	$12,812	$20,874
Due within two years	5,592	3,593
	$18,404	$24,467

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

In accordance with ASC 820, the following table represents our fair value hierarchy for our financial assets (cash equivalents and investments) measured at fair value on a recurring basis as of March 31, 2019 and December 31, 2018 (in thousands):

As of March 31, 2019	Level 1	Level 2	Level 3	Total
Money market funds	$22,211	$—	$—	$22,211
Certificates of deposit	—	463	—	463
Commercial paper	—	2,425	—	2,425
Corporate notes and bonds	—	15,446	—	15,446
U.S. government agency securities	—	998	—	998
Total	$22,211	$19,332	$—	$41,543

As of December 31, 2018	Level 1	Level 2	Level 3	Total
Money market funds	$14,295	$—	$—	$14,295
Certificates of deposit	—	1,170	—	1,170
Commercial paper	—	3,985	—	3,985
Corporate notes and bonds	—	14,833	—	14,833
U.S. government agency securities	—	6,975	—	6,975
Total	$14,295	$26,963	$—	$41,258

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

For the three months ended March 31, 2019, Comcast and Cox Communications accounted for 68% and 20%, respectively, of our total revenue. For the three months ended March 31, 2018, Comcast and Cox Communications accounted for 69% and 12%, respectively, of our total revenue. There were no other customers that accounted for 10% or more of total revenue for the three months ended March 31, 2019 and 2018.

The credit risk in our trade accounts receivable is substantially mitigated by our evaluation of the customers’ financial conditions at the time we enter into business and reasonably short payment terms. As of March 31, 2019, Comcast and Cox Communications accounted for 75% and 18%, respectively, of our total accounts receivable. As of December 31, 2018, Comcast and Cox Communications accounted for 71% and 20%, respectively, of our total accounts receivable. There were no other customers that accounted for 10% or more of our total accounts receivable as of March 31, 2019 and December 31, 2018.

Trade Accounts Receivable and Allowance for Doubtful Accounts

Trade accounts receivable are recorded at the invoiced amount. We perform evaluations of our customers’ financial condition and generally do not require collateral. We make judgments as to our ability to collect outstanding receivables and provide allowances for a portion of receivables when collection becomes doubtful. Reserves are made based on a specific review of all significant outstanding invoices. For those invoices not specifically provided for, reserves are recorded at differing rates, based on the age of the receivable. In determining these rates, we analyze our historical collection experience and current payment trends. The determination of past-due accounts is based on contractual terms. We had an allowance for doubtful accounts of $7,000 and $13,000 at March 31, 2019 and December 31, 2018, respectively.

Self-Funded Health Insurance

Effective January 1, 2015, the Company maintains a self-funded health insurance program with a stop-loss umbrella policy with a third party insurer to limit the maximum potential liability for medical claims. With respect to this program, the Company considers historical and projected medical utilization data when estimating its health insurance program liability and related expense. As of March 31, 2019, the Company had approximately $501,000 in reserve for its self-funded health insurance program. As of December 31, 2018, the Company had approximately $585,000 in reserve for its self-funded health insurance program. The reserve is included in “other accrued liabilities” in the condensed consolidated balance sheets.

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

Accumulated Other Comprehensive Loss

The components of accumulated other comprehensive loss, which relate entirely to accumulated foreign currency translation losses associated with our foreign subsidiaries and unrealized losses on investments, consisted of the following (in thousands):

	Foreign Currency Translation Losses	Unrealized Losses on Investments	Total
Balance as of December 31, 2018	$(2,438)	$(69)	$(2,507)
Current-period other comprehensive income	99	50	149
Balance as of March 31, 2019	$(2,339)	$(19)	$(2,358)

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

The fair value of our stock-based awards was estimated using the following weighted average assumptions for the three months ended March 31, 2019 and 2018:

	Stock Option Plan		Employee Stock Purchase Plan
	Three Months Ended March 31,
	2019(1)	2018	2019	2018
Risk-free interest rate	0%	2.4%	2.52%	0.5%
Expected term (in years)	0.0	3.0	0.5	0.5
Volatility	0%	41.3%	25.5%	39.0%
Expected dividend	0%	0%	0%	0%
Weighted average grant-date fair value	$0.00	$0.84	$0.62	$0.39

(1)
There was no options granted for the three months ended March 31, 2019.

We recorded the following stock-based compensation expense for the three months ended March 31, 2019 and 2018 (in thousands):

	Three Months Ended March 31,
Stock-based compensation expense related to grants of:	2019	2018
Stock options	$33	$288
Employee Stock Purchase Plan (“ESPP”)	-	5
Restricted stock units (“RSUs”)	19	83
	$52	$376
Stock-based compensation expense recognized in:
Cost of service	$8	$21
Research and development	7	14
Sales and marketing	12	19
General and administrative	25	322
	$52	$376

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

For the three months ended March 31, 2019 and 2018, diluted earnings per share was computed using our net income and the weighted average number of common shares outstanding, including the effect of the potential issuance of common stock such as stock issuable pursuant to the exercise of stock options and warrants and vesting of RSUs using the treasury stock method.

The following table sets forth the computation of basic and diluted earnings (loss) per share (in thousands, except per share amounts):

	Three Months
	Ended
	March 31,
	2019	2018
Net income (loss)	$1,443	$(766)

Basic:
Weighted-average shares of common stock outstanding	18,955	18,729
Shares used in computing basic income (loss) per share	18,955	18,729
Basic earnings (loss) per share	0.08	(0.04)
Diluted:
Weighted-average shares of common stock outstanding	18,955	18,729
Add: Common equivalent shares outstanding	49	-
Shares used in computing diluted earnings (loss) per share	19,004	18,729
Diluted earnings (loss) per share	$0.08	$(0.04)

The following potential common shares outstanding were excluded from the computation of diluted loss per share because including them would have been antidilutive (in thousands):

	Three Months Ended March 31,
	2019	2018
Stock options	765	721
RSUs	78	69
Total common share equivalents	843	790

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

We generally agree to indemnify our customers against legal claims that our end-user software products infringe certain third-party intellectual property rights. As of March 31, 2018, we have not been required to make any payment resulting from infringement claims asserted against our customers and have not recorded any related accruals.

Recent Accounting Pronouncements

Accounting Standards Adopted in the Current Period

Lease Accounting

In February 2016, the FASB issued ASU 2016-02, Leases (“ASU 2016-02”). This new standard establishes a right-of-use (ROU) model that requires a lessee to record a ROU asset and a lease liability on the balance sheet for all leases with terms longer than 12 months. Leases will be classified as either finance or operating, with classification affecting the pattern of expense recognition in the income statement. ASU 2016-02 is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. Early adoption is permitted. In July 2018, the FASB issued ASU No. 2018-11 which provides an alternative transition method that allows entities to apply the new leases standard at the adoption date and recognize a cumulative-effect adjustment to the opening balance of retained earnings in the period of adoption. The Company has adopted the requirements of ASU 2016-02 on January 1, 2019, the first day of fiscal year 2019, and using the option transition method. The Company took advantage of the practical expedient options, which allows an entity not to reassess whether any existing or expired contracts contain leases. There was an increase in assets of $230,000 and liabilities of $231,000 due to the recognition of the required right-of-use asset and corresponding liability for all lease obligations that are currently classified as operating leases with the difference of $1,000 related to existing deferred rent that reduced the ROU asset recorded. The standard did not have an impact in our consolidated income statements.

For information regarding the impact of Topic 842 adoption, see Significant Accounting Policies - Leases and Note 7— Leases.

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

Note 2. Income Taxes

We recorded an income tax provision (benefit) of $28,000 and $(80,000) for the three months ended March 31, 2019 and 2018, respectively.  The income tax provision for interim periods is determined using an estimate of the annual effective tax rate, adjusted for discrete items, if any, that are taken into account in the relevant period. Each quarter, the estimate of the annual effective tax rate is updated, and if the estimated effective tax rate changes, a cumulative adjustment is made. There is a potential for volatility of the effective tax rate due to several factors, including changes in the mix of the pre-tax income and the jurisdictions to which it relates, changes in tax laws and settlements with taxing authorities and foreign currency fluctuations.

As of March 31, 2019, our deferred tax assets are fully offset by a valuation allowance except in those jurisdictions where it is determined that a valuation allowance is not required.

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

The Company does not anticipate a material change in the total amount or composition of its unrecognized tax benefits as of March 31, 2019.

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

On March 9, 2018, the FTC notified the Company that the FTC was willing to engage in settlement discussions. On November 6, 2018, the Company and the FTC entered into a proposed Stipulation to Entry of Order for Permanent Injunction and Monetary Judgment, or the Consent Order. The Consent Order was approved by the Commission on March 26, 2019 and entered by the U.S. District Court for the Southern District of Florida on March 29, 2019. Entry of the Consent Order by the Court has finally resolved the FTC’s multi-year investigation of the Company.

Pursuant to the Consent Order, under which the Company neither admitted nor denied the FTC’s allegations (except as to the Court having jurisdiction over the matter), the FTC has agreed to accept a payment of $10 million in settlement of the $35 million judgement, subject to the factual accuracy of the information the Company has provided as part of our financial representations. The $10 million payment was made on April 1, 2019 and has been recognized in operating expenses within the Company’s consolidated statements of operations for the year ended December 31, 2018.

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
Guarantees

We have identified guarantees in accordance with ASC 450, Contingencies. This guidance stipulates that an entity must recognize an initial liability for the fair value, or market value, of the obligation it assumes under the guarantee at the time it issues such a guarantee, and must disclose that information in its interim and annual financial statements. We have entered into various service level agreements with our partners, in which we may guarantee the maintenance of certain service level thresholds. Under some circumstances, if we do not meet these thresholds, we may be liable for certain financial costs. We evaluate costs for such guarantees under the provisions of ASC 450. We consider such factors as the degree of probability that we would be required to satisfy the liability associated with the guarantee and the ability to make a reasonable estimate of the resulting cost. During the three months ended March 31, 2019, we did not incur any costs as a result of such obligations. We have not accrued any liabilities related to such obligations in the condensed consolidated financial statements as of March 31, 2019 and December 31, 2018.

Note 4. Intangible Assets

In December 2006, we acquired the use of a toll-free telephone number for cash consideration of $250,000. This asset has an indefinite useful life.

As of March 31, 2019, all intangible assets have been fully amortized with the exception of the indefinite-life intangibles.

Note 5. Other Accrued Liabilities

Other accrued liabilities consist of the following (in thousands):

	March 31, 2019	December 31, 2018
Accrued expenses	$430	$338
Self-insurance accruals	501	585
Other accrued liabilities	78	55
Total other accrued liabilities	$1,009	$978

Note 6. Stockholder’s Equity

Stock Options

The following table represents the stock option activity for the three months ended March 31, 2019:

	Number of Shares	Weighted Average Exercise Price per Share	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
Outstanding options at December 31, 2018	803,320	$2.89	8.43	$54
Granted	—	—
Exercised	—	—
Forfeited	(26,750)	$2.71
Outstanding options at March 31, 2019	776,570	$2.90	8.18	$-
Options vested and expected to vest	764,988	$2.90	8.18	$-
Exercisable at March 31, 2019	584,182	$3.08	8.09	$-

The aggregate intrinsic value in the table above represents the total pre-tax intrinsic value that would have been received by the option holders had they all exercised their options on March 31, 2019. This amount changes based on the fair market value of our stock. Total fair value of options vested during the three months ended March 31, 2019 and 2018 was both $29,000.

At March 31, 2019, there was $128,000 of unrecognized compensation cost related to existing options outstanding which is expected to be recognized over a weighted average period of 1.5 years.

Employee Stock Purchase Plan

In the second quarter of 2011, to advance the interests of the Company and its stockholders by providing an incentive to attract, retain and reward eligible employees and by motivating such persons to contribute to the growth and profitability of the Company, the Company’s Board of Directors (the “Board”) and stockholders approved an ESPP and reserved 333,333 shares of our common stock for issuance effective as of May 15, 2011. The ESPP continues in effect for ten (10) years from its effective date unless terminated earlier by the Company. The ESPP consists of six-month offering periods during which employees may enroll in the plan. The purchase price on each purchase date shall not be less than eighty-five percent (85%) of the lesser of (a) the fair market value of a share of stock on the offering date of the offering period or (b) the fair market value of a share of stock on the purchase date. During the three months ended March 31, 2019 and 2018, no shares were purchased under ESPP. As of March 31, 2019, approximately 107,679 shares remain available for grant under the ESPP.

 Restricted Stock Units

The following table represents RSU activity for the three months ended March 31, 2019:

	Number of Shares	Weighted Average Grant-Date Fair Value per Share	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
Outstanding RSUs at December 31, 2018	96,230	$2.78	0.60	$227
Awarded	—	—
Released	—	—
Forfeited	(18,181)	—
Outstanding RSUs at March 31, 2019	78,049	$2.27	0.35	$177

At March 31, 2019, there was $52,000 of unrecognized compensation cost related to RSUs which is expected to be recognized over a weighted average period of 0.4 years.

Stock Repurchase Program

On April 27, 2005, our Board authorized the repurchase of up to 666,666 outstanding shares of our common stock. As of March 31, 2019 the maximum number of shares remaining that can be repurchased under this program was 602,467. The Company does not intend to repurchase shares without further approval from its Board.

Note 7. Leases

We have entered into various non-cancelable operating lease agreements for certain of our offices, and certain equipment. Our leases have original lease periods expiring between 2019 and 2020.

The components of lease costs, lease term and discount rate are as follows (in thousands except lease term and discount rate):

Three Months Ended March 31, 2019
Operating leases
Operating lease right-of-use assets	$186

Operating lease liabilities – short term	$175
Operating lease liabilities – long-term	13
Total operating lease liabilities	$188

Weighted Average Remaining Lease Term
Operating leases	1.1 years
Weighted Average Discount Rate
Operating leases	4.5%

The following represents maturities of operating lease liabilities as of March 31, 2019 (in thousands):

Operating Leases
Reminder of 2019	$135
2020	58
Total undiscounted cash flows	193
Less imputed interest	(5)
Present value of lease liabilities	$188

Supplemental cash flow information related to leases are as follows (in thousands):
Three Months Ended
March 31, 2019
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$44
Right-of-use assets obtained in exchange for lease obligations:
Operating leases	$0

Note 8. Subsequent Event

On April 1, 2019, the Company made a cash payment of $10.0 million to the FTC in settlement of the previously disclosed on-going investigation. See Note 3. Commitments and Contingencies: Legal contingencies.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion of our financial condition and results of operations should be read in conjunction with our condensed consolidated financial statements and the related notes included elsewhere in this Form 10-Q (the “Report”) and the section entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the consolidated financial statements and related notes included in our Annual Report on Form 10-K for the year ended December 31, 2018. The following discussion includes forward-looking statements. Please see “Risk Factors” in Item 1A of this Report for important information to consider when evaluating these statements.

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

Total revenue for the first quarter of 2019 increased 9% year-over-year. Revenue from services increased 11% year-over-year primarily due to increased billable hours of Comcast and increased sales from Cox Communications. Revenue from software and other decreased 9% year-over-year due to new subscriptions and renewal being less than expirations of subscriptions.

Cost of services for the first quarter of 2019 decreased 2% year-over-year primarily as a result of lower compensation costs. Cost of software and other for the first quarter of 2019 was the same as the first quarter of 2018. Total gross margin increased from 14% to 23% year-over-year due to the increase in revenue and lower compensation and related employee costs because of a decrease in headcount along with lower technology costs.

Operating expenses for the first quarter of 2019 decreased 11% from the same period in 2018, primarily driven by a decrease in salary and employee related costs due to a decrease in headcount coupled with overall spending controls as a result of our cost reduction efforts initiated during 2018.

We intend the following discussion of our financial condition and results of operations to provide information that will assist in understanding our consolidated financial statements, the changes in certain key items in those consolidated financial statements from quarter to quarter, and the primary factors that accounted for those changes, as well as how certain accounting principles, policies and estimates affect our consolidated financial statements.

 Critical Accounting Policies and Estimates

In preparing our interim condensed consolidated financial statements, we make estimates, assumptions and judgments that can have a significant impact on our net revenue, operating income or loss and net income or loss, as well as on the value of certain assets and liabilities on our condensed consolidated balance sheet. We believe that the estimates, assumptions and judgments involved in the accounting policies described in Management’s Discussion and Analysis of Financial Condition and Results of Operations in Item 7 of our Annual Report on Form 10-K for the fiscal year ended December 31, 2018 have the greatest potential impact on our interim condensed consolidated financial statements, so we consider them to be our critical accounting policies and estimates. There have been no significant changes in these critical accounting policies and estimates except the accounting for leases during the three months ended March 31, 2019. For information regarding the impact of Topic 842 adoption, see Significant Accounting Policies - Leases and Note 7— Leases.

Critical Accounting Policies

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

Revenue Recognition

For information regarding to the disaggregation of revenue, see Note 1 – Significant Accounting Policies, Revenue Recognition.

RESULTS OF OPERATIONS

The following table sets forth the results of operations for the three months ended March 31, 2019 and 2018 expressed as a percentage of total revenue:

	Three Months Ended March 31,
	2019	2018
Revenue:
Services	93%	92%
Software and other	7	8

Total revenue	100	100

Cost of revenue:
Cost of services	76	85
Cost of software and other	1	1
Total cost of revenue	77	86
Gross profit	23	14
Operating expenses:
Research and development	4	4
Sales and marketing	2	3
General and administrative	10	13

Total operating expenses	16	20

Income (loss) from operations	7	(6)
Interest income and other, net	1	1

Income (loss) from continuing operations, before income taxes	8	(5)
Income tax provision	-	-
Net income (loss)	8%	(5)%

Three Months Ended March 31, 2019 and 2018

REVENUE

	Three Months Ended
	March 31,		$	%
In thousands, except percentages	2019	2018	Change	Change
Services	$16,864	$15,200	$1,664	11%
Software and other	1,200	1,322	(122)	(9)%
Total revenue	$18,064	$16,522	$1,542	9%

Services. Services revenue consists primarily of fees for customer support services generated from our partners.  We provide these services remotely, generally using service delivery personnel who utilize our proprietary technology to deliver the services. Services revenue is also comprised of licensing of our Support.com Cloud applications. Services revenue for the three months ended March 31, 2019 increased by $1.7 million from the same period in 2018 mainly due to increase in billable hours of Comcast and increase in sales from Cox Communications. For the three months ended March 31, 2019, services revenue generated from our partnerships was $16.2 million compared to $14.2 million for the same period in 2018. Direct services revenue was $0.7 million for the three months ended March 31, 2019 compared to $1.0 million for the same period in 2018. As with any market that is undergoing shifts, timing of downward pressures and growth opportunities in our services programs are difficult to predict. We are experiencing downward pressure with some of our services programs as personal computer and certain retail markets are subject to seasonal or other sector specific softness. However, we still see opportunity in the market for growth with our service partners as a result of the evolving support market trends.

Software and other. Software and other revenue is comprised primarily of fees for end-user software products provided through direct customer downloads, and, to a lesser extent, through the sale of these software products via partners. Software and other revenue for the three months ended March 31, 2019 decreased by $0.1 million, or 9%, from the same period in 2018 due to new subscriptions being less than expirations of subscriptions. For the three-month period ended March 31, 2019 and 2018, revenue from software and other generated from our direct sales was $0.5 million and $0.6 million, respectively. Software and other revenue generated from our partnerships was both $0.7 million for the three months ended March 31, 2019 and the three months ended March 31, 2018.

COST OF REVENUE

	Three Months Ended
	March 31,		$	%
In thousands, except percentages	2019	2018	Change	Change
Cost of services	$13,798	$14,111	$(313)	(2)%
Cost of software and other	54	55	(1)	-
Total cost of revenue	$13,852	$14,166	$(314)	(2)%

Cost of services. Cost of services consists primarily of compensation costs and contractor expenses for people providing services, technology and telecommunication expenses related to the delivery of services and other personnel-related expenses in service delivery. The decrease of $0.3 million in cost of services for the three months ended March 31, 2019 compared to the same period in 2018 was mainly driven by lower compensation expenses due to decrease in hiring and lower technology cost due to renegotiated software hosting costs.

Cost of software and other. Cost of software and other fees consists primarily of third-party royalty fees for our end-user software products. Certain of these products were developed using third-party research and development resources, and the third party receives royalty payments on sales of products it developed. The cost of software and other for the three months ended March 31, 2019 were flat as compared with the year-ago period.

OPERATING EXPENSES

	Three Months Ended
	March 31,		$	%
In thousands, except percentages	2019	2018	Change	Change
Research and development	$749	$711	$38	5%
Sales and marketing	$392	$550	$(158)	(29)%
General and administrative	$1,896	$2,146	$(250)	(12)%

Research and development. Research and development expense consists primarily of compensation costs, third-party consulting expenses and related overhead costs for research and development personnel. Research and development costs are expensed as they are incurred. Research and development costs for the three months ended March 31, 2019 were relatively flat with the same period a year ago with no significant changes in the components of these amounts.

Sales and marketing. Sales and marketing expense consists primarily of compensation costs of business development, program management and marketing personnel, as well as expenses for lead generation and promotional activities, including public relations, web site design, advertising and marketing. The decrease of $0.2 million in sales and marketing expense for the three months ended March 31, 2019 compared to the same period in 2018 was primarily due to a decrease in salary and employee related expenses as a result of changes to management and department personnel.

General and administrative. General and administrative expense consists primarily of compensation costs and related overhead costs for administrative personnel and professional fees for legal, accounting and other professional services. The decrease of $0.3 million in general and administrative expense for three months ended March 31, 2019 compared to the same period in 2018 was primarily due to a $0.3 million decrease in stock based compensation because of the immediate vesting of a 300,000 option shares granted during the three months ended March 31, 2018.

INTEREST INCOME AND OTHER, NET

	Three Months Ended
	March 31,		$	%
In thousands, except percentages	2019	2018	Change	Change
Interest and other, net	$297	$205	$92	45%

Interest income and other, net. Interest income and other, net consists primarily of interest income on our cash, cash equivalents and short-term investments. The increase in interest income and other, net of $0.1 million for the three months ended March 31, 2019 and 2018 was primarily due to higher yields on investments.

INCOME TAX PROVISION

	Three Months Ended
	March 31,		$	%
In thousands, except percentages	2019	2018	Change	Change
Income tax provision (benefit)	$28	$(80)	$108	(135)%

Income tax (benefit) provision.  For the three months ended March 31, 2019, the income tax benefit primarily consisted of foreign taxes. For the three months ended March 31, 2018, the income tax provision primarily consisted of the release of foreign unrecognized tax benefits.

LIQUIDITY AND CAPITAL RESOURCES

Total cash, cash equivalents and investments at March 31, 2019 and December 31, 2018 were $48.0 million and $49.6 million, respectively. The decrease in cash, cash equivalents and investments was primarily due to the use of cash in operating activities as we continue to invest in services and the Support.com Cloud product. On April 1, 2019, the Company made a cash payment of $10.0 million to the FTC in settlement of the previously disclosed on-going investigation.

Operating Activities

Net cash used in operating activities was $1.7 million and $1.4 million for the three months ended March 31, 2019 and 2018, respectively. Net cash used in operating activities primarily reflected the net income (loss) for the period, adjusted for non-cash items such as depreciation, amortization of premiums and discounts on investments, amortization of right-of-use assets, stock-based compensation expense and changes in operating assets and liabilities. The sum of these non-cash items totaled $0.2 million and $0.6 million for the three months ended March 31, 2019 and 2018, respectively. Net cash used in operating activities during the three months ended March 31, 2019 was the result of a net income of $1.4 million, non-cash items of $0.2 million, and increase in accrued expense and other current liabilities of $0.4 million offset by $2.6 million increase in accounts receivable and $1.1 million decrease in accrued compensation.

Investing Activities

Net cash provided by investing activities was $6.1 million and $3.0 million for the three months ended March 31, 2019 and 2018, respectively. For the three months ended March 31, 2019, net cash provided by investing activities was primarily due to purchase of marketable securities for $3.5 million offset by maturities of $9.6 million and. For the three months ended March 31, 2018, net cash provided by investing activities was primarily due to $0.2 million for purchases of property and equipment and the purchase of marketable securities for $2.5 million offset by maturities of $5.7 million. We sold a significant amount of marketable securities during the three months ended March 31, 2018 in anticipation of the FTC settlement payment.

Financing Activities

Net cash used in financing activities was $0 for the three months ended March 31, 2019 and 2018.

Working Capital and Capital Expenditure Requirements

At March 31, 2019, we had stockholders’ equity of $49.5 million and working capital of $48.6 million. On April 1, 2019, the Company made a cash payment of $10.0 million to the FTC in settlement of the previously disclosed on-going investigation. We believe that our existing cash balances will be sufficient to meet our working capital requirements, as well as our planned capital expenditures, for at least the next 12 months.

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

We plan to continue to make investments in our business during 2019. We believe these investments are essential to creating sustainable growth in our business in the future. Additionally, we may choose to acquire other businesses or complimentary technologies to enhance our product capabilities and such acquisitions would likely require the use of cash.

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

The primary objective of our investment activities is to preserve principal while at the same time maximizing the income we receive from our investments without significantly increasing risk. To achieve this objective, we invest our excess cash in a variety of securities, including U.S. government agency securities, corporate notes and bonds, commercial paper and money market funds in debt securities. These debt securities are classified as marketable securities. Consequently, our marketable securities are recorded on the consolidated balance sheets at fair value with unrealized gains or losses reported as a separate component of accumulated other comprehensive loss within stockholder’s equity. Our holdings of the securities of any one issuer, except government agencies, do not exceed 10% of our portfolio. We do not utilize derivative financial instruments to manage our interest rate risks.

As of March 31, 2019, we held $18.4 million in short-term investments (excluding cash and cash equivalents), which consisted primarily of certificates of deposits, government debt securities, corporate 2.1% at March 31, 2019. A decline in interest rates over time would reduce our interest income from our investments. We have limited exposure to market risks from instruments that may impact our balance sheets, statement of comprehensive income (loss), and statement of cash flows. Such exposure is primarily due to changing interest rates.

Impact of Foreign Currency Rate Changes

The functional currencies of our international operating subsidiaries are the local currencies. We translate the assets and liabilities of our foreign subsidiaries at the exchange rates in effect on the balance sheet date. We translate their income and expenses at the average rates of exchange in effect during the period. We include translation gains and losses in the stockholders’ equity section of our consolidated balance sheets. We include net gains and losses resulting from foreign exchange transactions in interest income and other in our consolidated statements of operations. Since we translate foreign currencies (primarily Canadian dollars and Indian rupees) into U.S. dollars for a small portion of our operations, currency fluctuations have had an immaterial impact on our consolidated statements of operations. We have both revenue and expenses that are denominated in foreign currencies. Neither a weaker or stronger U.S. dollar environment would have a material impact on our consolidated statement of operations. The historical impact of currency fluctuations on our consolidated statements of operations has generally been immaterial. As of March 31, 2019, we did not engage in foreign currency hedging activities.

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

Changes in Internal Control over Financial Reporting

Beginning January 1, 2019, we implemented ASC Topic 842, Leases. Although the adoption of the new accounting standard did not have a material impact on our Condensed Consolidated Statement of Operations or Condensed Consolidated Statement of Cash Flows for the three-month period ended March 31, 2019, we did implement changes to our internal controls related to the implementation of the lease accounting standard. These changes included performing a comprehensive lease scoping analysis to identify, disaggregate and evaluate each of our lease categories to calculate ROU assets and lease liabilities values for our leases. There were no changes that occurred during the three months ended March 31, 2019 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

On March 9, 2018, the FTC notified the Company that the FTC was willing to engage in settlement discussions. On November 6, 2018, the Company and the FTC entered into a proposed Stipulation to Entry of Order for Permanent Injunction and Monetary Judgment, or the Consent Order. The Consent Order was approved by the Commission on March 26, 2019 and entered by the U.S. District Court for the Southern District of Florida on March 29, 2019. Entry of the Consent Order by the Court has finally resolved the FTC’s multi-year investigation of this matter.

Pursuant to the Consent Order, under which the Company neither admitted nor denied the FTC’s allegations (except as to the Court having jurisdiction over the matter), the FTC has agreed to accept a payment of $10 million in settlement of the $35 million judgement, subject to the factual accuracy of the information the Company has provided as part of our financial representations. The $10 million payment was made on April 1, 2019 and has been recognized in operating expenses within the Company’s consolidated statements of operations for the year ended December 31, 2018.

Additionally, pursuant to the Consent Order, the Company has agreed to implement certain new procedures and enhance certain existing procedures. For example, the Consent Order necessitates that the Company cooperate with representatives of the Commission on associated investigations if needed; imposes requirementson the Company regarding obtaining acknowledgements of the Consent Order and compliance certification, including record creation and maintenance; and prohibits the Company from making misrepresentations and misleading claims or providing the means for others to make such claims regarding, among other things, detection of security or performance issues on consumer’s Electronic Devices. Electronic Devices include, but are not limited to, cell phones, tablets and computers. The Company intends to monitor the impact of the Consent Order regularly and, while the Company currently does not expect the settlement to have a long-term and materially adverse impact on its business, the Company’s business may be negatively impacted as the Company adjusts to some of the changes. If the Company is unable to comply with the Consent Order, then this could result in a material and adverse impact to the Company’s results of operations and financial condition.

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

               On January 17, 2017 the Consumer Protection Division of the Office of Attorney General, State of Washington (“Washington AG”), issued a Civil Investigative Demand to the Company requiring the Company to produce certain documents and materials and to answer certain interrogatories relating to PC Healthcheck. The Washington AG has not alleged a factual basis underlying the issuance of the Civil Investigative Demand. On May 30, 2017, the Consumer Protection Division of the Office of Attorney General, State of Texas (“Texas AG”), issued a Civil Investigative Demand to the Company requiring the Company to produce certain documents and materials and to answer certain interrogatories relating to PC Healthcheck.  The Texas AG has not alleged a factual basis underlying the issuance of the Civil Investigative Demand. The Company is in the process of responding to these Civil Investigative Demands and is cooperating with the Washington AG and Texas AG with respect to these matters.

The Company has received and may in the future receive additional requests for information, including subpoenas, from other governmental agencies relating to the subject matter of the Consent Order and the Civil Investigative Demands described above. The Company intends to cooperate with these information requests and is not aware of any other legal proceedings against the Company by governmental authorities at this time.

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
●
Our ability to successfully license and grow revenue related to our consumer software, Support.com technical support subscriptions, Guided Paths® and our technology support service offerings;
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
●
Our expectations regarding the results of pending, threatened or future litigation; and
●
Our expectations regarding the results of pending, threatened or future government investigations and audits, including, without limitation, those investigations and audits described in Part II. Item 1. Legal Proceedings of this report.

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

Because forward-looking statements involve risks and uncertainties, there are important factors that may cause actual results to differ materially from our stated expectations.  While a number of these factors are described below, this list does not include all risks that could affect our business or that could cause our stock price to decline. If these or any other risks or uncertainties materialize, or if our underlying assumptions prove to be inaccurate, actual results could differ materially from past results and from our expected future results, our operating results and financial condition could be harmed and our stock price could decline.

Our financial condition and results of operations may vary from quarter to quarter, which may cause the price of our common shares to decline.

Our quarterly results of operations have fluctuated in the past and could do so in the future. Because our results of operations are difficult to predict, you should not rely on quarterly comparisons of our results of operations as an indication of our future performance. Fluctuations in our results of operations may be due to a number of factors, including, but not limited to, those listed below and those identified throughout this “Risk Factors” section:

●
The performance of our partners, including the success of our partners in attracting end users of our products, which can impact the amount of revenue we derive from our partners;
●
Change, or reduction in or discontinuance of our programs with partners;
●
Cancellations, rescheduling or deferrals of significant customer products or service programs;
●
Our reliance on a small number of partners for a substantial majority of our revenue;
●
Our ability to successfully license and grow revenue related to our SAS software, Guided Paths®, Support.com Cloud and our service offerings;
●
The timing of our sales to our partners and our partners’ resale of our products to end users and our ability to enter into new sales with partners and renew existing programs with our partners;

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
●
Our ability to maintain a competitive cost structure for our organization;
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
●
Severe financial hardship or bankruptcy of one or more of our major customers;
●
The amount and timing of operating costs and capital expenditures in our business;
●
Failure to protect our intellectual property;
●
Diversion of management’s attention from other business concerns, incurrence of costs and disruption of our ongoing business activities as a result of acquisitions or divestitures by us;
●
Costs related to the defense and settlement of litigation, which can also have an additional adverse impact on us because of negative publicity, diversion of management resources and other factors;
●
Costs related to the defense and settlement of government investigations, requests for information and audits, which can also have an additional adverse impact on us because of negative publicity, diversion of management resources and other factors, including, without limitation, those audits, requests for information and investigations described in Part II. Item 1. Legal Proceedings of this report;
●
The effects of any acquisitions, divestitures or significant investments; and
●
Potential losses on investments, or other losses from financial instruments we may hold that are exposed to market risk.

Due to fluctuations in our quarterly results of operations and other factors, the price at which our common shares trades may be volatile. Accordingly, you may not be able to resell your common shares at or above the price you paid. In future periods, our stock price could decline if, amongst other factors, our revenue or operating results are below our estimates or the estimates or expectations of securities analysts and investors.

Our sales are concentrated in a few large customers with whom we have long-term agreements that have termination for convenience provisions and no minimum purchase commitments. If we are unable to increase the number of large customers in key markets, or if we lose or experience a significant reduction in sales to these key customers, if these key customers experience a significant decline in market share, or if these customers experience significant financial difficulties, our revenue may decrease substantially and our results of operations and financial condition may be harmed.

We receive a significant amount of our revenue from a limited number of customers. For the three months March 31, 2019, Comcast and Cox Communications accounted for 68% and 20% of our total revenue, respectively. We have long-term agreements that have termination for convenience provisions and no minimum purchase commitments in place with Comcast or Cox Communications. As a result, the amount of revenue we derive from these customers can vary significantly, and they may terminate our relationship with them with no advance notice. In the past, sales to our largest customers have fluctuated significantly from period to period and year to year and will likely continue to fluctuate in the future. The loss of these or other significant relationships, the change of the terms or terminations of our arrangements with any of these customers, the reduction or discontinuance of programs with any of these customers, or the failure of any of these customers to achieve their targets has in the past adversely affected, and could in the future adversely affect our business. For example, our partners may decide to use other vendors in the provision of their business and may periodically place these types of services out for bid. Our competitors, many of whom have significantly more resources than we do, may offer more favorable bids for the same business compared to what we offer; and as a result, we may lose, or face a decline in the business we do with these significant customers.

Generally, the agreements with our partners do not require them to conduct any minimum amount of business with us, and therefore they have decided in the past and could decide at any time in the future to reduce or eliminate their programs or the use of our products and/or services in such programs. They may also enter into multi-sourcing arrangements with other vendors for services previously provided exclusively by us. In addition, our top customers’ purchasing power has, in some cases, given them the ability to make greater demands on us with regard to pricing and contractual terms in general. We expect this trend to continue, which may adversely affect our business and, should we fail to comply with such terms, might also result in substantial liability that could harm our business, financial condition and results of operations. Further, we may not successfully obtain new partners or customers. There is also the risk that, our established programs with these and other partners may take longer than we expect to produce revenue or may not produce revenue at all, and the revenue produced may not be profitable if the costs of performing under the program are greater than anticipated or the program terminates before up-front investments can be recouped. One or more of our key partners may also choose not to renew their relationship with us, discontinue certain products or programs, offer them only on a limited basis or devote insufficient time and attention to promoting them to their customers. Some of our key partners may prefer not to work with us due to our past or present involvement in any legal or administrative proceedings. Overall, the loss of any of our large customers or a significant reduction in sales we make to them could have a material adverse effect on our operating results and financial condition.

Our business is based on a relatively new and evolving business model.

We are executing a plan to grow our business by providing customer support services, creating a robust, timely and innovative library of Guided Path® self-support tools, licensing our Support.com Cloud application, and providing end-user consumer software products. We may not be able to offer these services and software products successfully. Our customer support specialists are generally home-based, which requires a high degree of coordination and quality control of employees working from diverse and remote locations. We expect to invest cash generated from our existing business to support our growth initiatives. Our investments, which typically are made in advance of revenue, may not yield increased revenue to offset these expenses. As a result of these factors, the future revenue and income potential of our business is uncertain. Any evaluation of our business and our prospects must be considered in light of these factors and the risks and uncertainties often encountered by companies in our stage of development. Some of these risks and uncertainties relate to our ability to do the following:

●
Maintain our current relationships and service programs, and develop new relationships, with service partners, subscriptions, and licensees of our Support.com technical support offering on acceptable terms or at all;
●
Reach prospective customers for our software products in a cost-effective fashion;
●
Reduce our dependence on a limited number of partners for a substantial majority of our revenue;
●
Successfully license and grow revenue related to our consumer software, Support.com technical support subscriptions, Guided Paths® and our technology support service offerings;
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
●
Manage and respond to present, threatened, and future litigation; and
●
Manage and respond to present, threatened or future government investigations and audits, including, without limitation, those audits and investigations described in Part II, Item I, Legal Proceedings of this report.

If we are unable to address these risks, our business, results of operations and prospects could suffer.

We have been, are currently and may be in the future the subject of governmental investigations relating to past products and services and how those products and services were used by our third-party partners. These investigations could harm our reputation, result in additional fines and other payments and cause us to incur expenses to respond and defend the company or our current and former employees.

We have been, are currently and may in the future be the subject of governmental investigations relating to our past products and how those products were used by our third-party partners. On November 6, 2018, we entered into a Stipulation to Entry of Order for Permanent Injunction and Monetary Judgment, or the Consent Order, with the Federal Trade Commission, or FTC, resolving a multi-year FTC investigation relatingto PC Healthcheck, an obsolete software program that we developed on behalf of a third party for their use with their customers. As part of the Consent Order, we agreed to pay $10 million and to implement certain new procedures and enhance certain existing procedures. We were issued Civil Investigative Demands from the Attorney General of the State of Washington and the State of Texas related to the matters addressed in the FTC investigation. As a result, we will continue to incur expenses in responding to these inquiries.

These governmental inquiries and the Consent Order with the FTC could harm our reputation with customers and negatively impact our ability to sell to existing customers or attract new customers. In addition to the ongoing costs to respond to these inquiries, we could be required to make additional payments to resolve these or other governmental proceedings that may be brought in the future. In some cases, we may not be the subject of an investigation, but we may be required to expend resources, including time from our management team, to address information requests or to indemnify individual current or former employees who may become involved in governmental proceedings or also be requested to provide information. These historical proceedings, our ongoing matters and any inquiries or proceedings that arise in the future could have a material adverse effect on our operations, financial results and our stock price.

We have been named as a party to legal proceedings, including governmental proceedings, in the past and may be named in additional ones in the future, which could subject us to liability, require us to indemnify our customers or employees, require us to obtain or renew licenses, require us to stop selling our products, services and/or programs, or force us to redesign our products, services and/or programs.

We have been named as a party to several lawsuits, government inquiries or investigations and other legal proceedings (referred to as “litigation”), and we may be named in additional ones in the future. Please see “Part II, Item 1. Legal Proceedings” for a more detailed description of material litigation matters in which we are currently engaged. Any potential litigation also could force us to do one or more of the following:

 ● stop selling, offering for sale, making, having made or exporting products, services and/or programs;
 ● limit or restrict the type of work that employees involved in such litigation may perform for us;
 ● pay substantial damages and/or license fees and/or royalties to the party bringing the claim that could adversely impact our liquidity or operating results; and
 ● attempt to redesign those products, services and/or programs that contain the allegedly problematic component.

Under certain circumstances, we have contractual and other legal obligations to indemnify and to incur legal expenses for current and former directors and officers. Additionally, from time to time, we have agreed to indemnify or reimburse select customers or end customers for a number of potential claims. For example, we recently received notice from a customer that it may seek reimbursement from us in order to reimburse its customers related to their use of a software product. If we are required to make a significant payment under any of our indemnification obligations, including those to our customers and/or on behalf of our former or current employees, could have a material adverse effect on our business and the trading price for our securities. Litigation may be time consuming, expensive, and disruptive to normal business operations, and the outcome of litigation is difficult to predict. The ultimate outcome of litigation could have a material adverse effect on our business and the trading price for our securities. Furthermore, litigation, regardless of the outcome, may result in significant expenditures, diversion of our management’s time and attention from the operation of our business and damage to our reputation or relationship with third parties, which could materially and adversely affect our business, financial condition, results of operations, cash flows and stock price.

Our product and service offerings are in their early stages and failure to market, sell and develop the offerings effectively and competitively could result in a lack of growth.

A number of competitive offerings exist in the market, providing various features that may overlap with our Support.com offerings today or in the future. Some competitors in these markets far exceed our spending on sales and marketing activities and benefit from greater existing brand awareness, channel relationships and existing customer relationships. We may not be able to reach the market effectively and adequately or convey our differentiation as needed to grow our customer base. To reach our target market effectively, we may be required to continue to invest substantial resources in sales and marketing and research and development activities, which could have a material adverse effect on our financial results. In addition, if we fail to develop and maintain competitive features, deliver high-quality products and satisfy existing customers, our Support.com offerings could fail to grow. Disruptions in infrastructure operations could impair our ability to deliver Support.com offerings to customers, thereby affecting our reputation with existing and prospective customers and possibly resulting in monetary penalties or financial losses.

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

We operate in a highly competitive industry, with intense price competition, which may intensify as our competitors expand their operations.

The industry in which we operate is highly competitive and includes numerous small companies capable of competing effectively in our markets on a local basis, as well as several large companies that possess substantially greater financial resources than we do. Contracts are traditionally awarded on the basis of competitive bids or direct negotiations with customers.

The competitive factors in our markets include, amongst others, are product and service quality and availability, responsiveness, experience, technology, equipment quality, reputation for retaining highly-skilled agents and price. The competitive environment has intensified as mergers among industry partners have reduced the number of available customers and mergers amongst our competitors have created larger companies for us to compete against. Some of our current and potential competitors have greater resources, longer histories, more customers, and/or greater brand recognition. They may secure better terms from vendors, adopt more aggressive pricing, and devote more resources to technology, infrastructure, fulfillment, and marketing.

Competition may intensify, including with the development of new business models and the entry of new and well-funded competitors, and as our competitors enter into business combinations or alliances and established companies in other markets expand to become competitive with our business. Furthermore, we cannot be sure that our competitors will not develop competing products, systems, services or technologies that gain market acceptance in advance of our products, systems, services or technologies, or that our competitors will not develop new products, systems, services or technologies that cause our existing products, systems, services or technologies to become non-competitive or obsolete, which may adversely affect our results of operations through the potential reduction of sales and profits

Our business is highly dependent upon our brand recognition and reputation, and the failure to maintain or enhance our brand recognition or reputation would likely have a material adverse effect on our business.

Our brand recognition and reputation are critical aspects of our business. We believe that maintaining and further enhancing our brand as well as our reputation will be critical to retaining existing customers and attracting new customers. We also believe that the importance of our brand recognition and reputation will continue to increase as competition in our markets continues to develop. Our success in this area will be dependent on a wide range of factors, some of which are out of our control, including the following:

●
the efficacy of our marketing efforts;
●
our ability to retain existing and obtain new customers and strategic partners;
●
the quality and perceived value of our services;
●
actions of our competitors, our strategic partners, and other third parties;
●
positive or negative publicity, including material on the Internet;
●
regulatory and other governmental related developments; and
●
litigation related developments.

If we implement new marketing and advertising strategies, we may utilize marketing and advertising channels with significantly higher costs than our current channels, which in turn could adversely affect our operating results. Implementing new marketing and advertising strategies also would increase the risk of devoting significant capital and other resources to endeavors that do not prove to be cost effective. Further, we also may incur marketing and advertising expenses significantly in advance of the time we anticipate recognizing revenue associated with such expenses, and our marketing and advertising expenditures may not generate sufficient levels of brand awareness or result in increased revenue. Even if our marketing and advertising expenses result in increased revenue, the increase might not offset our related expenditures. If we are unable to maintain our marketing and advertising channels on cost-effective terms or replace or supplement existing marketing and advertising channels with similarly or more effective channels, our marketing and advertising expenses could increase substantially, our customer base could be adversely affected, and our business, operating results, financial condition, and reputation could suffer.

Furthermore, negative publicity, whether or not justified, relating to events or activities attributed to us, our employees, our strategic partners, our affiliates, or others associated with any of these parties, may tarnish our reputation and reduce the value of our brands. Damage to our reputation and loss of brand equity may reduce demand for our products and services and have an adverse effect on our business, operating results, and financial condition. Moreover, any attempts to rebuild our reputation and restore the value of our brands may be costly and time consuming, and such efforts may not ultimately be successful.

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

Our business depends in part on our ability to attract, manage and retain our customer support specialists and other support personnel. If we are unable to attract, train and manage in a cost-effective manner adequate numbers of competent specialists and other support personnel to be available as service volumes vary, particularly as we seek to expand the breadthand flexibility of our staffing model, our service levels could decline, which could harm our reputation, result in financial losses under contract terms, cause us to lose customers and partners, and otherwise adversely affect our financial performance. Our ability to meet our need for support personnel while controlling our labor costs is subject to numerous external factors, including the level of demand for our products and services, the availability of a sufficient number of qualified persons in the workforce, unemployment levels, prevailing wage rates, changing demographics, health and other insurance costs, including managing costs under our self-funded health insurance program which can vary substantially each reporting period, and the cost of compliance with labor and wage laws and regulations. In the case of programs with time-based pricing models, the impact of failing to attract, train and manage such personnel could directly and adversely affect our revenue and profitability. Although our servicedelivery and communications infrastructure enables us to monitor and manage customer support specialists remotely, because they are typically home-based and geographically dispersed, we could experience difficulties meeting services levels and effectively managing the costs, performance and compliance of these customer support specialists and other support personnel. Any problems we encounter in effectively attracting, managing and retaining our customer support specialists and other support personnel could seriously jeopardize our service delivery operations and our financial results.

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

We depend on the continuing operation of our information technology and communication systems and those of our third-party service providers. Any interruption or failure of our internal or external systems could prevent us or our service providers from accepting orders and delivering services, or cause company and consumer data to be unintentionally lost, destroyed or disclosed. Our continuing efforts to upgrade and enhance the security and reliability of our information technology and communications infrastructure could be very costly, and we may have to expend significant resources to remedy problems such as a security breach or service interruption. Interruptions in our services resulting from labor disputes, telephone or Internet failures, power or service outages, natural disasters or other events, or a security breach could reduce our revenue, increase our costs, cause customers and partners and licensees to fail to renew or to terminate their use of our offerings, and harm our reputation and our ability to attract new customers.

Costs related to software or other errors in our products could have a material adverse effect on us.

From time to time, we may experience software defects, bugs and other errors associated with the introduction and/or use of our complex software products. Despite our testing procedures, errors may occur in new products or releases after commencement of commercial deployments in the future. Such errors could result in:

●
Loss of or delay in market acceptance of our products;
●
Material recall and replacement costs;
●
Delay in revenue recognition or loss of revenue;
●
The diversion of the attention of our engineering personnel from product development efforts;
●
Our having to defend against litigation related to defective products; and
●
Damage to our reputation in the industry that could adversely affect our relationships with our customers.

In addition, the process of identifying a software error in software products that have been widely distributed may be lengthy and require significant resources. We may have difficulty identifying the end customers of the defective products in the field, which may cause us to incur significant replacement costs, contract damage claims from our customers and further reputational harm. For example, we recently received notice from a customer that it may seek reimbursement from us in order to reimburse its customers related to their use of a software product. Any of these problems could materially and adversely affect our results of operations. Despite our best efforts, security vulnerabilities may exist with respect to our products. Mitigation techniques designed to address such security vulnerabilities, including software and firmware updates or other preventative measures, may not operate as intended or effectively resolve such vulnerabilities. Software and firmware updates and/or other mitigation efforts may result in performance issues, system instability, data loss or corruption, unpredictable system behavior, or the theft of data by third parties, any of which could significantly harm our business and reputation.

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

Our indemnification obligations and limitations of our director and officer liability insurance may have a material adverse effect on our financial condition, results of operations and cash flows.

Under Delaware law, our Articles of Incorporation and Amended and Restated Bylaws and indemnification agreements to which we are a party, we have an obligation to indemnify, or we have otherwise agreed to indemnify, certain of our current and former directors, officers and/or employees with respect to past, current and future investigations and litigation. For example, we have incurred indemnification expenses in connection with the FTC investigation completed in March 2019 and other pending government investigations. In connection with some of these pending matters, we are required to, or we have otherwise agreed to, advance, and have advanced, legal fees and related expenses to certain of our current and former directors, officers and employees, and expect to continue to do so while these matters are pending. Indemnification obligations may not be “covered matters” under our directors’ and officers’ liability insurance, or there may be insufficient coverage available. Further, in the event the directors and officers are ultimately determined not to be entitled to indemnification, we may not be able to recover any amounts we previously advanced to them. We cannot provide any assurances that future indemnification claims, including the cost of fees, penalties or other expenses, will not exceed the limits of our insurance policies, that such claims are covered by the terms of our insurance policies or that our insurance carrier will be able to cover our claims. Additionally, to the extent there is coverage of these claims, the insurers also may seek to deny or limit coverage in some or all of these matters. Furthermore, the insurers could become insolvent and unable to fulfill their obligation to defend, pay or reimburse us for insured claims. Accordingly, we cannot be sure that claims will not arise that are in excess of the limits of our insurance or that are not covered by the terms of our insurance policy. Due to these coverage limitations, we may incur significant unreimbursed costs to satisfy our indemnification obligations, which may have a material adverse effect on our financial condition, results of operations or cash flows.

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

Our systems collect, access, use, and store personal customer information and enable customer transactions, which poses security risks, requires us to invest significant resources to prevent or correct problems that may be caused by security breaches, and may harm our business.

A fundamental requirement for online communications, transactions and support is the secure collection, storage and transmission of confidential information. Our systems collect and store confidential and personal information of our individual customers as well as our partners and their customers’ users, including personally identifiable information and payment card information, and our employees and contractors may access and use that information in the course of providing services. In addition, we collect and retain personal information of our employees in the ordinary course of our business. We and our third-party contractors use commercially available technologies to secure this information. Despite these measures, parties may attempt to breach the security of our data or that of our customers. In addition, errors in the storage or transmission of data could breach the security of that information. We may be liable to our customers for any breach in security andany breach could subject us to governmental or administrative proceedings or monetary penalties, damage our relationships with partners and harm our business and reputation. Also, computers are vulnerable to computer viruses, physical or electronic break-ins and similar disruptions, which could lead to interruptions, delays or loss of data. We may be required to expend significant capital and other resources to comply with mandatory privacy and security standards required by law, industry standard, or contract, and to further protect against security breaches or to correct problems caused by any security breach.

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

Certain software and services we provide, including our Support.com Cloud applications, enable remote access to and control of third-party computer systems and devices.  We generally are not able to control how such access may be used or misused by licensees of our software offerings or our employees. If our software is used by our employees or others to commit fraud or other illegal acts, including, but not limited to, violating data privacy laws, proliferating computer files that contain a virus or other harmful elements, interfering or disrupting third-party networks, infringing any third party’s copyright, patent, trademark, trade secret or other rights, transmitting any unlawful, harassing, libelous, abusive, threatening, vulgar, obscene or otherwise objectionable material, or committing unauthorized access to computers, devices, or protected information, third parties may seek to hold us legally liable.  As a result, defending such claims could be expensive and time-consuming regardless of the merits, and we could incur significant liability or be required to undertake expensive preventive or remedial actions.  As a result, our operating results may suffer and our reputation may be damaged.

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

We must comply with a variety of existing and future laws and regulations that could impose substantial costs on us and may adversely impact our business.

We are subject to a variety of laws and regulations, which may differ among jurisdictions, affecting our operations in areas including, but not limited to: intellectual property ownership and infringement; tax; anti-corruption such as the Foreign Corrupt Practices Act and the UK Bribery Act; foreign exchange controls and cash repatriation restrictions; data privacy requirements such as the European Economic Area Privacy Regulation, the General Data Protection Regulation (“GDPR”); competition; Consent Order terms (for example, the recent Consent Order we entered into with the FTC); advertising; employment; product regulations; health and safety requirements; and consumer laws. If we fail to continue to comply with these regulations, we may be unable to provide products or services to certain customers, or we may incur penalties or fines. We are unable to predict the outcome or effects of any of these potential actions or any other legislative or regulatory proposals on our business. Any changes to the legal and regulatory framework applicable to our businesses could have an adverse impact on the results of our operations. Although our management systems are designed to maintain compliance, if we violate or fail to comply with any laws or regulations, applicable consent orders or decrees, a range of consequences could result, including fines, sales limitations, criminal and civil liabilities or other sanctions. The costs of complying with these laws (including the costs of any investigations, auditing and monitoring) could adversely affect our current or future business.

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

Our ability to use net operating loss carryforwards to offset future taxable income for U.S. federal income tax purposes may be limited.

We have a federal net operating loss (NOL) carryforwards that are available to offset future taxable income. We may recognize additional NOLs in the future. Section 382 of the Internal Revenue Code of 1986, as amended (the Code) imposes an annual limitation on the amount of taxable income that may be offset by a corporation's NOLs if the corporation experiences an “ownership change” as defined in Section 382 of the Code. An ownership change occurs when our “five-percent shareholders” (as defined in Section 382 of the Code) collectively increase their ownership in the Company by more than 50 percentage points (by value) over a rolling three-year period. Additionally, various states have similar limitations on the use of state NOLs following an ownership change.

If an ownership change occurs, the amount of the taxable income for any post-change year that may be offset by a pre-change loss is subject to an annual limitation that is cumulative to the extent it is not all utilized in a year. This limitation is derived by multiplying the fair market value of our stock as of the ownership change by the applicable federal long-term tax-exempt rate. To the extent that a company has a net unrealized built-in gain at the time of an ownership change, which is realized or deemed recognized during the five-year period following the ownership change, there is an increase in the annual limitation for each of the first five-years that is cumulative to the extent it is not all utilized in a year. If an ownership change should occur in the future, our ability to use the NOL to offset future taxable income will be subject to an annual limitation and will depend on the amount of taxable income generated by us in future periods. There is no assurance that we will be able to fully utilize the NOL and we may be required to record an additional valuation allowance related to the amount of the NOL that may not be realized, which could impact our result of operations.

  As noted, we believe that these NOL carryforwards are a valuable asset for us.  Consequently, we have a Section 382 Tax Benefits Preservation Plan in place, to protect our NOLs during the effective period of the rights plan.  Although the Tax Benefits Preservation Plan is intended to reduce the likelihood of an “ownership change” that could adversely affect us, there is no assurance that the restrictions on transferability in the rights plan will prevent all transfers that could result in such an “ownership change”. The Tax Benefits Preservation Plan could make it more difficult for a third party to acquire, or could discourage a third party from acquiring, our Company or a large block of our common stock.  A third party that acquires 4.9% or more of our common stock could suffer substantial dilution of its ownership interest under the terms of the Tax Benefits Preservation Plan through the issuance of common stock or common stock equivalents to all stockholders other than the acquiring person. The foregoing provisions may adversely affect the marketability of our common stock by discouraging potential investors from acquiring our stock.  In addition, these provisions could delay or frustrate the removal of incumbent directors and could make more difficult a merger, tender offer or proxy contest involving us, or impede an attempt to acquire a significant or controlling interest in us, even if such events might be beneficial to us and our stockholders

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

SUPPORT.COM, INC.

May 13, 2019	By:	/s/ Richard A. Bloom
Richard A. Bloom
President and Chief Executive Officer

EXHIBIT INDEX TO SUPPORT.COM, INC.

QUARTERLY REPORT ON FORM 10-Q

FOR THE QUARTER ENDED MARCH 31, 2019

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