Form 10-Q
period 2019-06-30
Support.com, Inc.
filed 2019-08-14
CIK 1104855

UNITED STATES
 SECURITIES AND EXCHANGE COMMISSION
 Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒
QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2019

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

On July 31, 2019, 18,968,750 shares of the Registrant’s Common Stock, $0.0001 par value, were outstanding.

SUPPORT.COM, INC.

FORM 10-Q

QUARTERLY PERIOD ENDED JUNE 30, 2019

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS (UNAUDITED)

 SUPPORT.COM, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share data)

	June 30, 2019	December 31, 2018
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$21,464	$25,182
Short-term investments	21,782	24,467
Accounts receivable, net	11,571	12,292
Prepaid expenses and other current assets	603	999
Total current assets	55,420	62,940
Property and equipment, net	590	703
Intangible assets	250	250
Right of use assets, net	144	-
Other assets	712	707

Total assets	$57,116	$64,600

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$456	$368
Accrued compensation	3,100	3,423
Other accrued liabilities	1,050	978
Accrued legal settlement	-	10,000
Short-term lease liability	138	-
Short-term deferred revenue	1,210	1,135
Total current liabilities	5,954	15,904
Long-term lease liability	7	-
Other long-term liabilities	808	800
Total liabilities	6,769	16,704
Commitments and contingencies (Note 3)
Stockholders’ equity:
Common stock; par value $0.0001, 50,000,000 shares authorized; 19,451,664 issued and 18,968,750 outstanding at June 30, 2019 and 19,438,178 issued and 18,955,264 outstanding December 31, 2018	2	2
Additional paid-in capital	268,963	268,794
Treasury stock, at cost (482,914 shares at June 30, 2019 and December 31, 2018)	(5,297)	(5,297)
Accumulated other comprehensive loss	(2,321)	(2,507)
Accumulated deficit	(211,000)	(213,096)
Total stockholders’ equity	50,347	47,896

Total liabilities and stockholders’ equity	$57,116	$64,600

See accompanying notes.

SUPPORT.COM, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share amounts)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018

Revenue:
Services	$15,508	$16,220	$32,372	$31,420
Software and other	1,188	1,248	2,388	2,570
Total revenue	16,696	17,468	34,760	33,990

Cost of revenue:
Cost of services	12,686	14,462	26,484	28,573
Cost of software and other	38	46	92	101
Total cost of revenue	12,724	14,508	26,576	28,674
Gross profit	3,972	2,960	8,184	5,316

Operating expenses:
Research and development	915	681	1,664	1,392
Sales and marketing	438	409	830	959
General and administrative	2,090	1,677	3,986	3,823
Total operating expenses	3,443	2,767	6,480	6,174
Income (loss) from operations	529	193	1,704	(858)
Interest income and other, net	255	230	551	435
Income (loss) before income taxes	784	423	2,255	(423)
Income tax provision (benefit)	131	27	159	(53)
Net income (loss)	$653	$396	$2,096	$(370)

Basic and diluted earnings (loss) per share:
Net income (loss)	$0.03	$0.02	$0.11	$(0.02)

Shares used in computing basic net earnings (loss) per share	18,962	18,765	18,959	18,751
Shares used in computing diluted net earnings (loss) per share	19,018	18,947	19,010	18,751

See accompanying notes.

SUPPORT.COM, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(in thousands)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018

Net income (loss)	$653	$396	$2,096	$(370)

Other comprehensive income (loss):
Change in foreign currency translation adjustment	6	(189)	105	(279)
Change in net unrealized gain (loss) on investments	31	37	81	(19)
Other comprehensive income (loss)	37	(152)	186	(298)

Comprehensive income (loss)	$690	$244	$2,282	$(668)

See accompanying notes.

 SUPPORT.COM, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(in thousands, except share data)
(Unaudited)

	Common Stock
	Shares	Amount	Additional Paid-In Capital	Treasury Stock	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders’ Shares
Balances at March 31, 2018	18,728,912	$2	$268,233	$(5,297)	$(2,254)	$(204,762)	$55,922
Net loss	—	—	—	—	—	396	396
Other comprehensive loss	—	—	—	—	(152)	—	(152)
Issuance of common stock upon exercise of stock options for cash and releases of RSUs	55,095		102				102
Issuance of common stock under employee stock purchase plan	15,435		34				34
Stock-based compensation expense		—	108		—	—	108
Balances at June 30, 2018	18,799,442	$2	$268,477	$(5,297)	$(2,406)	$(204,366)	$56,410

Balances at March 31, 2019	18,955,264	$2	$268,846	$(5,297)	$(2,358)	$(211,653)	$49,540
Net income	—	—	—	—	—	653	653
Other comprehensive income	—	—	—	—	37	—	37
Issuance of common stock under employee stock purchase plan	13,486		27				27
Stock-based compensation expense		—	90		—	—	90
Balances at June 30, 2019	18,968,750	$2	$268,963	$(5,297)	$(2,321)	$(211,000)	$50,347

SUPPORT.COM, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(in thousands, except share data)
(Unaudited)

	Common Stock
	Shares	Amount	Additional Paid-In Capital	Treasury Stock	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders’ Shares
Balances at December 31, 2017	18,728,912	$2	$267,857	$(5,297)	$(2,108)	$(203,996)	$56,458
Net loss	—	—	—	—	—	(370)	(370)
Other comprehensive loss	—	—	—	—	(298)	—	(298)
Issuance of common stock upon exercise of stock options for cash and releases of RSUs	55,095		102				102
Issuance of common stock under employee stock purchase plan	15,435		34				34
Stock-based compensation expense		—	484		—	—	484
Balances at June 30, 2018	18,799,442	$2	$268,477	$(5,297)	$(2,406)	$(204,366)	$56,410

Balances at December 31, 2018	18,955,264	$2	$268,794	$(5,297)	$(2,507)	$(213,096)	$47,896
Net income	—	—	—	—	—	2,096	2,096
Other comprehensive income	—	—	—	—	186	—	186
Issuance of common stock under employee stock purchase plan	13,486		27				27
Stock-based compensation expense		—	142		—	—	142
Balances at June 30, 2019	18,968,750	$2	$268,963	$(5,297)	$(2,321)	$(211,000)	$50,347

See companying notes.

SUPPORT.COM, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(Unaudited)

	Six Months Ended June 30,
	2019	2018
Operating Activities:
Net income (loss)$	2,096	$(370)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	151	318
Amortization of premiums and discounts on investments	75	18
Stock-based compensation	142	484
Changes in assets and liabilities:
Accounts receivable, net	721	(349)
Prepaid expenses and other current assets	404	61
Other long-term assets	52	208
Accounts payable	88	(25)
Accrued compensation	(315)	357
Accrued legal settlement	(10,000)	-
Other accrued liabilities	79	(200)
Other long-term liabilities	7	(147)
Deferred revenue	75	(569)
Net cash used in operating activities	(6,425)	(214)

Investing Activities:
Purchases of property and equipment	(38)	(191)
Purchases of investments	(13,077)	(13,510)
Maturities of investments	15,767	14,654
Net cash provided by investing activities	2,652	953

Financing Activities:
Proceeds from employee stock purchase plan	27	38
Proceeds from exercise of stock options	-	98
Net cash provided by financing activities	27	136
Effect of exchange rate changes on cash and cash equivalents	28	(221)
Net (decrease) increase in cash and cash equivalents	(3,718)	654
Cash and cash equivalents at beginning of period	25,182	18,050
Cash and cash equivalents at end of period	$21,464	$18,704

Supplemental schedule of cash flow information:	62
Income taxes paid	$72	$62

See accompanying notes.

SUPPORT.COM, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 1. Significant Accounting Policies

Basis of Presentation

The accompanying unaudited interim condensed consolidated financial statements include the accounts of Support.com, Inc. (the “Company”, “Support.com”, “We” or “Our”) and its wholly owned subsidiaries. All intercompany balances and transactions have been eliminated. The condensed consolidated balance sheet as of June 30, 2019 and the consolidated statements of operations and comprehensive income (loss) for the three months ended June 30, 2019 and 2018 and the consolidated statements of cash flows for the six months ended June 30, 2019 and 2018 are unaudited. In the opinion of management, these unaudited interim condensed consolidated financial statements reflect all adjustments (consisting of normal recurring adjustments) that are necessary for a fair presentation of the results for, and as of, the periods shown. The results of operations for such periods are not necessarily indicative of the results expected for the full fiscal year or for any future period. The condensed consolidated balance sheet information as of December 31, 2018 is derived from audited financial statements as of that date. These financial statements have been prepared based upon Securities and Exchange Commission (“SEC”) rules that permit reduced disclosure for interim periods. For a more complete discussion of significant accounting policies and certain other information, these unaudited interim condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2018, filed with the SEC on March 8, 2019.

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

Revenue Recognition

Disaggregation of Revenue

We generate revenue from the sale of services and sale of software fees for end-user software products provided through direct customer downloads and through the sale of these end-user software products via partners. The following table depicts the disaggregation of revenue (in thousands) according to revenue type and is consistent with how we evaluate our financial performance:

Revenue from Contracts with Customers:

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Services	$15,508	$16,220	$32,372	$31,420
Software and other	1,188	1,360	2,388	2,735
Total revenue	$16,696	$17,468	$34,760	$33,990

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

The following table represent deferred revenue activity for the three months ended June 30, 2019 (in thousands):

Balance as of March 31, 2019	$1,315
Deferred revenue	487
Recognition of unearned revenue	(592)
Balance as of June 30, 2019	$1,210

Balance as of March 31, 2018	$1,681
Deferred revenue	334
Recognition of unearned revenue	(565)
Balance as of June 30, 2018	$1,450

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

Services revenue also includes fees from licensing of Support.com cloud-based software. In such arrangements, customers receive a right to use our Support.com Cloud applications in their own support organizations. We license our cloud based software using a software-as-a-service (“SaaS”) model under which customers cannot take possession of the technology and pay us on a per-user or usage basis during the term of the arrangement. In addition, services revenue includes fees from implementation services of our cloud-based software. Currently, revenues from implementation services are recognized ratably over the customer life which is estimated as the term of the arrangement once the Support.com Cloud services are made available to customers. We generally charge for these services on a time and material basis. As of June 30, 2019, revenues from implementation services are di minimus.

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

We monitor our investments for impairment on a quarterly basis and determine whether a decline in fair value is other-than-temporary by considering factors such as current economic and market conditions, the credit rating of the security’s issuer, the length of time an investment’s fair value has been below our carrying value, the Company’s intent to sell the security and the Company’s belief that it will not be required to sell the security before the recovery of its amortized cost. If an investment’s decline in fair value is deemed to be other-than-temporary, we reduce its carrying value to its estimated fair value, as determined based on quoted market prices or liquidation values. Declines in value judged to be other-than-temporary, if any, are recorded in operations as incurred. At December 31, 2018, the Company evaluated its unrealized losses on marketable securities and determined them to be temporary. We currently do not intend to sell securities with unrealized losses, and we concluded that we will not be required to sell these securities before the recovery of their amortized cost basis. At June 30, 2019 and December 31, 2018, the fair value of cash, cash equivalents and investments was $43.2 million and $49.6 million, respectively.

The following is a summary of cash, cash equivalents and investments at June 30, 2019 and December 31, 2018 (in thousands):

As of June 30, 2019	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Cash	$7,961	$—	$—	$7,961
Money market funds	9,514	—	—	9,514
Certificates of deposit	471	—	—	471
Commercial paper	7,970	—	(2)	7,968
Corporate notes and bonds	12,346	13	—	12,359
U.S. government agency securities	4,972	1	—	4,973
	$43,234	$14	$(2)	$43,246
Classified as:
Cash and cash equivalents	$21,466	$—	$(2)	$21,464
Short-term investments	21,768	14	—	21,782
	$43,234	$14	$(2)	$43,246

As of December 31, 2018	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Cash	$8,391	$—	$—	$8,391
Money market funds	14,295	—	—	14,295
Certificates of deposit	1,171	—	(1)	1,170
Commercial paper	3,986	—	(66)	3,985
Corporate notes and bonds	14,899	—	(1)	14,833
U.S. government agency securities	6,976	—	(1)	6,975
	$49,718	$—	$(69)	$49,649
Classified as:
Cash and cash equivalents	$25,182	$—	$—	$25,182
Short-term investments	24,536	—	(69)	24,467
	$49,718	$—	$(69)	$49,649

The following table summarizes the estimated fair value of our marketable securities classified by the stated maturity date of the security (in thousands):

	June 30, 2019	December 31, 2018
Due within one year	$17,176	$20,874
Due within two years	4,606	3,593
	$21,782	$24,467

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

In accordance with ASC 820, the following table represents our fair value hierarchy for our financial assets (cash equivalents and investments) measured at fair value on a recurring basis as of June 30, 2019 and December 31, 2018 (in thousands):

As of June 30, 2019	Level 1	Level 2	Level 3	Total
Money market funds	$9,514	$—	$—	$9,514
Certificates of deposit	—	471	—	471
Commercial paper	—	7,968	—	7,968
Corporate notes and bonds	—	12,359	—	12,359
U.S. government agency securities	—	4,973	—	4,973
Total	$9,514	$25,771	$—	$35,285

As of December 31, 2018	Level 1	Level 2	Level 3	Total
Money market funds	$14,295	$—	$—	$14,295
Certificates of deposit	—	1,170	—	1,170
Commercial paper	—	3,985	—	3,985
Corporate notes and bonds	—	14,833	—	14,833
U.S. government agency securities	—	6,975	—	6,975
Total	$14,295	$26,963	$—	$41,258

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

For the three months ended June 30, 2019, Comcast and Cox Communications accounted for 65% and 22%, respectively, of our total revenue. For the six months ended June 30, 2019, Comcast and Cox Communication accounted for 66% and 21%, respectively, of our total revenue. For the three months ended June 30, 2018, Comcast and Cox Communications accounted for 71% and 13%, respectively, of our total revenue. For the six months ended June 30, 2018, Comcast and Cox Communications accounted for 70% and 13%, respectively, of our total revenue. There were no other customers that accounted for 10% or more of total revenue for the three and six months ended June 30, 2019 and 2018.

The credit risk in our trade accounts receivable is substantially mitigated by our evaluation of the customers’ financial conditions at the time we enter into business and reasonably short payment terms. As of June 30, 2019, Comcast and Cox Communications accounted for 67% and 23%, respectively, of our total accounts receivable. As of June 30, 2018, Comcast and Cox Communications accounted for 74% and 14%, respectively, of our total accounts receivable. There were no other customers that accounted for 10% or more of our total accounts receivable as of June 30, 2019 and December 31, 2018.

Trade Accounts Receivable and Allowance for Doubtful Accounts

Trade accounts receivable are recorded at the invoiced amount. We perform evaluations of our customers’ financial condition and generally do not require collateral. We make judgments as to our ability to collect outstanding receivables and provide allowances for a portion of receivables when collection becomes doubtful. Reserves are made based on a specific review of all significant outstanding invoices. For those invoices not specifically provided for, reserves are recorded at differing rates, based on the age of the receivable. In determining these rates, we analyze our historical collection experience and current payment trends. The determination of past-due accounts is based on contractual terms. We had an allowance for doubtful accounts of $7,000 and $13,000 at June 30, 2019 and December 31, 2018, respectively.

Self-Funded Health Insurance

The Company maintains a self-funded health insurance program with a stop-loss umbrella policy with a third party insurer to limit the maximum potential liability for medical claims. With respect to this program, the Company considers historical and projected medical utilization data when estimating its health insurance program liability and related expense. As of June 30, 2019, the Company had approximately $466,000 in reserve for its self-funded health insurance program. As of December 31, 2018, the Company had approximately $585,000 in reserve for its self-funded health insurance program. The reserve is included in “other accrued liabilities” in the condensed consolidated balance sheets.

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

Accumulated Other Comprehensive Loss

The components of accumulated other comprehensive loss, which relate entirely to accumulated foreign currency translation losses associated with our foreign subsidiaries and unrealized losses on investments, consisted of the following (in thousands):

	Foreign Currency Translation Losses	Unrealized Losses on Investments	Total
Balance as of December 31, 2018	$(2,438)	$(69)	$(2,507)
Current-period other comprehensive income	105	81	186
Balance as of June 30, 2019	$(2,333)	$12	$(2,321)

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

The fair value of our stock-based awards was estimated using the following weighted average assumptions for the three months and six months ended June 30, 2019 and 2018. There were no stock option grants during the three months ended June 30, 2018.

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Stock Option Plan:
Risk-free interest rate	1.7%	—	1.7%	2.4%
Expected term	3 years	—	3 years	3 years
Volatility	34.7%	—	34.7%	41.3%
Expected dividend	—%	—	—%	—%
Weighted average fair value (per share)	$0.56		$0.56	$0.84

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Employee Stock Purchase Plan:
Risk-free interest rate	2.43%	2.09%	2.43%	2.09%
Expected term	0.5 years	0.5 years	0.5 years	0.5 years
Volatility	32.98%	32.55%	32.98%	32.55%
Expected dividend	0%	0%	0%	0%
Weighted average fair value (per share)	$0.24	$0.72	$0.24	$0.72

We recorded the following stock-based compensation expense for the three and six months ended June 30, 2019 and 2018 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018

Stock-based compensation expense related to grants of:
Stock options	$37	$32	$70	$320
Employee Stock Purchase Plan (“ESPP”)	13	6	13	11
Restricted Stock Units (“RSU”)	40	70	59	153
	$90	$108	$142	$484

Stock-based compensation expense recognized in:
Cost of services	$18	$17	$26	$38
Cost of software and other	—	—	—	—
Research and development	8	10	15	24
Sales and marketing	12	7	24	26
General and administrative	52	74	77	396
	$90	$108	$142	$484

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

For the three months ended June 30, 2019 and 2018 and for the six months ended June 30, 2019, diluted earnings per share was computed using our net income and the weighted average number of common shares outstanding, including the effect of the potential issuance of common stock such as stock issuable pursuant to the exercise of stock options and warrants and vesting of RSUs using the treasury stock method.  For the six months ended June 30, 2018, we were in a loss position, therefore all shares were anti-dilutive.”

The following table sets forth the computation of basic and diluted earnings (loss) per share (in thousands, except per share amounts):

	Three Months		Six Months
	Ended		Ended
	June 30,		June 30,
	2019	2018	2019	2018

Net income (loss)	$653	$396	$2,096	$(370)

Basic:
Weighted-average shares of common stock outstanding and used in computing basic income (loss) per share	18,962	18,765	18,959	18,751
Basic earnings (loss) per share	0.03	0.02	0.11	(0.02)
Diluted:
Weighted-average shares of common stock outstanding	18,962	18,765	18,959	18,751
Add: Common equivalent shares outstanding	56	182	51	-
Shares used in computing diluted earnings (loss) per share	19,018	18,947	19,010	18,751
Diluted earnings (loss) per share	$0.03	$0.02	$0.11	$(0.02)

The following potential common shares outstanding were excluded from the computation of diluted earnings (loss) per share because including them would have been antidilutive (in thousands):

	As of June 30,
	2019	2018

Stock options	819	871
RSUs	78	211
	897	981

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

We generally agree to indemnify our customers against legal claims that our end-user software products infringe certain third-party intellectual property rights. As of June 30, 2019, we have not been required to make any payment resulting from infringement claims asserted against our customers and have not recorded any related accruals.

Recent Accounting Pronouncements

Accounting Standards Adopted in the Current Period

Lease Accounting

In February 2016, the FASB issued ASU 2016-02, Leases (“ASU 2016-02”). This new standard establishes a right-of-use (ROU) model that requires a lessee to record a ROU asset and a lease liability on the balance sheet for all leases with terms longer than 12 months. Leases will be classified as either finance or operating, with classification affecting the pattern of expense recognition in the income statement. ASU 2016-02 is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. Early adoption is permitted. In July 2018, the FASB issued ASU No. 2018-11 which provides an alternative transition method that allows entities to apply the new leases standard at the adoption date and recognize a cumulative-effect adjustment to the opening balance of retained earnings in the period of adoption. The Company has adopted the requirements of ASU 2016-02 on January 1, 2019, the first day of fiscal year 2019, and using the option transition method. The Company took advantage of the practical expedient options, which allows an entity not to reassess whether any existing or expired contracts contain leases. As of June 30, 2019, there was an increase in assets of $144,000 and liabilities of $145,000 since the adoption of the standard due to the recognition of the required right-of-use asset and corresponding liability for all lease obligations that are currently classified as operating leases with the difference of $1,000 related to existing deferred rent that reduced the ROU asset recorded. The standard did not have an impact in our consolidated income statements.

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

Note 2. Income Taxes

We recorded an income tax provision of $131,000 and $159,000 for the three and six months ended June 30, 2019, respectively.  The income tax provision for interim periods is determined using an estimate of the annual effective tax rate, adjusted for discrete items, if any, that are taken into account in the relevant period.  Each quarter, the estimate of the annual effective tax rate is updated, and if the estimated effective tax rate changes, a cumulative adjustment is made.  There is a potential for volatility of the effective tax rate due to several factors, including changes in the mix of the pre-tax income and the jurisdictions to which it relates, changes in tax laws and settlements with taxing authorities and foreign currency fluctuations.

As of June 30, 2019, our deferred tax assets are fully offset by a valuation allowance except in those jurisdictions where it is determined that a valuation allowance is not required.

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

The Company does not anticipate a material change in the total amount or composition of its unrecognized tax benefits as of June 30, 2019.

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
Guarantees

We have identified guarantees in accordance with ASC 450, Contingencies. This guidance stipulates that an entity must recognize an initial liability for the fair value, or market value, of the obligation it assumes under the guarantee at the time it issues such a guarantee, and must disclose that information in its interim and annual financial statements. We have entered into various service level agreements with our partners, in which we may guarantee the maintenance of certain service level thresholds. Under some circumstances, if we do not meet these thresholds, we may be liable for certain financial costs. We evaluate costs for such guarantees under the provisions of ASC 450. We consider such factors as the degree of probability that we would be required to satisfy the liability associated with the guarantee and the ability to make a reasonable estimate of the resulting cost. During the three and six months ended June 30, 2019, we did not incur any costs as a result of such obligations. We have not accrued any liabilities related to such obligations in the condensed consolidated financial statements as of June 30, 2019 and December 31, 2018.

Note 4. Intangible Assets

In December 2006, we acquired the use of a toll-free telephone number for cash consideration of $250,000. This asset has an indefinite useful life.

Note 5. Other Accrued Liabilities

Other accrued liabilities consist of the following (in thousands):

	June 30, 2019	December 31, 2018
Accrued expenses	$397	$338
Income tax	154	1
Self-insurance accruals	466	585
Other accrued liabilities	33	54
Total other accrued liabilities	$1,050	$978

Note 6. Stockholder’s Equity

Stock Options

The following table represents the stock option activity for the six months ended June 30, 2019:

	Number of Shares	Weighted Average Exercise Price per Share	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
Outstanding options at December 31, 2018	803,320	$2.89	8.43	$54
Granted	60,000	2.14
Exercised	—	—
Forfeited	(44,195)	$2.82
Outstanding options at June 30, 2019	819,125	$2.84	8.24	$-
Options vested and expected to vest	819,125	$2.84	8.24	$-
Exercisable at June 30, 2019	614,941	$3.03	8.10	$-

The aggregate intrinsic value in the table above represents the total pre-tax intrinsic value that would have been received by the option holders had they all exercised their options on June 30, 2019. This amount changes based on the fair market value of our stock. The aggregate intrinsic value of options exercised under our stock option plans was zero during the three and six months ended June 30, 2019, and zero during the three and six months ended June 30, 2018. Total fair value of options vested was $27,000 and $56,000 during both three and six months ended June 30, 2019, respectively, and $24,000 and $53,000 during the three and six months ended June 30, 2018, respectively.

At June 30, 2019, there was $125,000 of unrecognized compensation cost related to existing options outstanding which is expected to be recognized over a weighted average period of 1.2 years.

Employee Stock Purchase Plan

In the second quarter of 2011, to advance the interests of the Company and its stockholders by providing an incentive to attract, retain and reward eligible employees and by motivating such persons to contribute to the growth and profitability of the Company, the Company’s Board of Directors (the “Board”) and stockholders approved an ESPP and reserved 333,333 shares of our common stock for issuance effective as of May 15, 2011. The ESPP continues in effect for ten (10) years from its effective date unless terminated earlier by the Company. The ESPP consists of six-month offering periods during which employees may enroll in the plan. The purchase price on each purchase date shall not be less than eighty-five percent (85%) of the lesser of (a) the fair market value of a share of stock on the offering date of the offering period or (b) the fair market value of a share of stock on the purchase date. During the six months ended June 30, 2019, 13,486 shares were purchased under ESPP. As of June 30, 2019, approximately 66,175 shares remain available for grant under the ESPP.

 Restricted Stock Units

The following table represents RSU activity for the six months ended June 30, 2019:

	Number of Shares	Weighted Average Grant-Date Fair Value per Share	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
Outstanding RSUs at December 31, 2018	96,230	$2.78	0.60	$227
Awarded	—	—
Released	—	—
Forfeited	(18,181)	—
Outstanding RSUs at June 30, 2019	78,049	$2.27	0.10	$126

At June 30, 2019, there was $16,000 of unrecognized compensation cost related to RSUs which is expected to be recognized over a weighted average period of 0.1 years.

Stock Repurchase Program

On April 27, 2005, our Board authorized the repurchase of up to 666,666 outstanding shares of our common stock. As of June 30, 2019 the maximum number of shares remaining that can be repurchased under this program was 602,467. The Company does not intend to repurchase shares without further approval from its Board.

Note 7. Leases

We have entered into various non-cancelable operating lease agreements for certain of our offices, and certain equipment. Our leases have original lease periods expiring between 2019 and 2020.

The components of lease costs, lease term and discount rate are as follows (in thousands except lease term and discount rate):

Six Months Ended June 30, 2019
Operating leases
Operating lease right-of-use assets	$144

Operating lease liabilities – short term	$138
Operating lease liabilities – long-term	7
Total operating lease liabilities	$145

Weighted Average Remaining Lease Term
Operating leases	0.9 years
Weighted Average Discount Rate
Operating leases	4.5%

The following represents maturities of operating lease liabilities as of June 30, 2019 (in thousands):

Operating Leases
Reminder of 2019	$90
2020	58
Total undiscounted cash flows	148
Less imputed interest	(3)
Present value of lease liabilities	$145

Supplemental cash flow information related to leases are as follows (in thousands):

Six Months Ended June 30, 2019
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating	$45
Right-of-use assets obtained in exchange for lease obligations:
Operating	$-

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

Total revenue for the second quarter of 2019 decreased 4% year-over-year. Revenue from services decreased 4% year-over-year primarily due to decreased billable hours of Comcast offset by increased sales from other customers. Revenue from software and other decreased 5% year-over-year due to new subscriptions and renewal being less than expirations of subscriptions.

Cost of services for the second quarter of 2019 decreased 12% year-over-year primarily as a result of lower compensation costs while cost of software and other for the second quarter of 2019 decreased 17% year-over-year. . Total gross margin increased from 17% to 24% year-over-year due to lower compensation and related employee costs largely due to a decrease in headcount along with lower technology costs.

Operating expenses for the second quarter of 2019 increased 24% from the same period in 2018, primarily driven by an increase in salary and employee related costs due to an increase in headcount coupled with an increase in legal fees.

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

 Critical Accounting Policies and Estimates

In preparing our interim condensed consolidated financial statements, we make estimates, assumptions and judgments that can have a significant impact on our net revenue, operating income or loss and net income or loss, as well as on the value of certain assets and liabilities on our condensed consolidated balance sheet. We believe that the estimates, assumptions and judgments involved in the accounting policies described in Management’s Discussion and Analysis of Financial Condition and Results of Operations in Item 7 of our Annual Report on Form 10-K for the fiscal year ended December 31, 2018 have the greatest potential impact on our interim condensed consolidated financial statements, so we consider them to be our critical accounting policies and estimates. There have been no significant changes in these critical accounting policies and estimates except the accounting for leases during the six months ended June 30, 2019. For information regarding the impact of Topic 842 adoption, see Significant Accounting Policies - Leases and Note 7— Leases.

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

Revenue Recognition

For information regarding to the disaggregation of revenue, see Note 1 – Significant Accounting Policies, Revenue Recognition.

RESULTS OF OPERATIONS

The following table sets forth the results of operations for the three and six months ended June 30, 2019 and 2018 expressed as a percentage of total revenue:

	Three Months		Six Months
	Ended		Ended
	June 30,		June 30,
	2019	2018	2019	2018
Revenue:
Services	93%	93%	93%	92%
Software and other	7	7	7	8
Total revenue	100	100	100	100

Costs of revenue:
Cost of services	75	82	75	83
Cost of software and other	1	1	1	1
Total cost of revenue	76	83	76	84
Gross profit	24	17	24	16
Operating expenses:
Research and development	5	4	6	4
Sales and marketing	3	2	2	3
General and administrative	13	10	11	11
Total operating expenses	21	16	19	18

Income (loss) from operations	3	1	5	(2)
Interest and other income, net	2	1	2	1

Income (loss) from continuing operations, before income taxes	5	2	7	(1)

Income tax provision	1	—	1	—

Net income (loss)	4%	2%	6%	(1)%

Three and Six Months Ended June 30, 2019 and 2018

REVENUE

	Three Months Ended June 30,				Six Months Ended June 30,
	2019	2018	$ Change	% Change	2019	2018	$ Change	% change
Services	$15,508	$16,220	$(712)	(4)%	$32,372	$31,420	$952	3%
Software and other	1,188	1,248	(60)	(5)%	2,388	2,570	(182)	(7)%
Total revenue	$16,696	$17,468	$(772)	(4)%	$34,760	$33,990	$770	2%

Services. Services revenue consists primarily of fees for customer support services generated from our partners.  We provide these services remotely, generally using service delivery personnel who utilize our proprietary technology to deliver the services. Services revenue is also comprised of licensing of our Support.com Cloud applications. Services revenue for the three months ended June 30, 2019 decreased by $0.7 million from the same period in 2018 mainly due to a decrease in billable hours of Comcast offset by increase in sales from other customers. Services revenue for the six months ended June 30, 2019 increased by $1.0 million from the same period in 2018 mainly due to a significant increase in revenues from one of our major customers offset by lower billable hours and lower overall revenues from other customers. For the three and six months ended June 30, 2019, services revenue generated from our partnerships was $14.8 million and $31.0 million compared to $15.3 million and $29.5 million for the same period in 2018. Direct services revenue was $0.7 million and $1.4 million for the three and six months ended June 30, 2019 compared to 0.9 million and $1.9 million for the same period in 2018. As with any market that is undergoing shifts, timing of downward pressures and growth opportunities in our services programs are difficult to predict. We are experiencing downward pressure with some of our services programs as personal computer and certain retail markets are subject to seasonal or other sector specific softness. However, we still see opportunity in the market for growth with our service partners as a result of the evolving support market trends.

Software and other. Software and other revenue is comprised primarily of fees for end-user software products provided through direct customer downloads, and, to a lesser extent, through the sale of these software products via partners. Software and other revenue for the three and six months ended June 30, 2019 decreased by $60,000 and $0.2 million, or (5%) and (7%), respectively, from the same periods in 2018. due to new subscriptions being less than expirations of subscriptions. For the three-month periods ended June 30, 2019 and 2018, revenue from software and other generated from our direct sales was and $0.5 million and $0.6 million, respectively, and software and other revenue generated from our partnerships was $0.7 million for both periods. For the six-month periods ended June 30, 2019 and 2018, revenue from software and other generated from our direct sales was $1.0 million and $1.2 million, respectively, and software and other revenue generated from our partnerships was $1.4 million for both periods.

COST OF REVENUE

	Three Months Ended June 30,				Six Months Ended June 30,
In thousands, except percentages	2019	2018	$ Change	% Change	2019	2018	$ Change	% Change

Cost of services	$12,686	$14,462	$(1,776)	(12)%	$26,484	$28,573	$(2,089)	(7)%
Cost of software and other	38	46	(8)	(17)%	92	101	(9)	(9)%
Total cost of revenue	$12,724	$14,508	$(1,784)	(12)%	$26,576	$28,674	$(2,098)	(7)%

Cost of services. Cost of services consists primarily of compensation costs and contractor expenses for people providing services, technology and telecommunication expenses related to the delivery of services and other personnel-related expenses in service delivery. The decrease of $1.8 million in cost of services for the three months ended June 30, 2019 compared to the same period in 2018 was mainly driven by lower compensation expenses due to decrease in hiring because of decrease in billable hours from Comcast. The decrease of $2.1 million in cost of services for the six months ended June 30, 2019 compared to the same period in 2018 was due to a decrease in compensation costs and related benefits of $1.8 million and lower depreciation expense of $0.2 million due to the fully depreciation of a significant asset during the six months ended June 30, 2019 than the same period in 2018.

Cost of software and other. Cost of software and other fees consists primarily of third-party royalty fees for our end-user software products. Certain of these products were developed using third-party research and development resources, and the third party receives royalty payments on sales of products it developed. The cost of software and other for the three and six months ended June 30, 2019 were flat as compared with the year-ago periods.

OPERATING EXPENSES

	Three Months Ended June 30,				Six Months Ended June 30,
In thousands, except percentages	2019	2018	$ Change	% Change	2019	2018	$ Change	% Change

Research and development	$915	$681	$234	34%	$1,664	$1,392	$272	20%
Sales and marketing	$438	$409	$29	7%	$830	$959	$(129)	(13)%
General and administrative	$2,090	$1,677	$413	25%	$3,986	$3,823	$163	4%

Research and development. Research and development expense consists primarily of compensation costs, third-party consulting expenses and related overhead costs for engineering and research and development personnel. The increase of $0.2 million in research and development expense for three months ended June 30, 2019 as compared to the year-ago period was primarily due to an increase of $0.1 million in salary and employee related expenses due to an increase in headcount and a $0.1 million increase in consulting fees. The increases of $0.3 million in research and development expense for the six months ended June 30, 2018 compared to the same periods in 2018 were the result of an increase in salary and employee related expenses due to an increase in headcount, as well as higher consulting fees.

Sales and marketing. Sales and marketing expense consists primarily of compensation costs of business development, program management and marketing personnel, as well as expenses for lead generation and promotional activities, including public relations, web site design, advertising and marketing. Sales and marketing costs for the three months ended June 30, 2019 were relatively flat with the same period a year ago with no significant changes in the components of these amounts. The decrease of $0.1 million in sales and marketing expense for the six months ended June 30, 2019 compared to the same period in 2018 resulted from lower consulting fees and lower travel expenses.

General and administrative. General and administrative expense consists primarily of compensation costs and related overhead costs for administrative personnel and professional fees for legal, accounting and other professional services. The increase of $0.4 million in general and administrative expense for three months ended June 30, 2019 as compared to the year-ago period was primarily due to an increase in salary and employee related expenses due to an increase in headcount and higher legal fees. The increase of $0.2 million in general and administrative expense for the six months ended June 30, 2019 as compared to the same period a year ago was primarily due to $0.2 million increase in salary and employee related expenses due to an increase in headcount, $0.1 million due to increase in legal fees, and $0.2 million increase in rent and utility costs. These increases were offset by $0.3 million decrease in stock-based compensation due a significant option grant in the first six months of 2018.

INTEREST INCOME AND OTHER, NET

	Three Months Ended June 30,				Six Months Ended June 30,
In thousands, except percentages	2019	2018	$ Change	% Change	2019	2018	$ Change	% Change

Interest income and other, net	$255	$230	$25	11%	$551	$435	$116	27%

Interest income and other, net. Interest income and other, net consists primarily of interest income on our cash, cash equivalents and short-term investments. The increase in interest income and other, net of $0.1 million for the six months ended June 30, 2019 and 2018 was primarily due to higher yields on investments.

INCOME TAX PROVISION

	Three Months Ended June 30,				Six Months Ended June 30,
In thousands, except percentages	2019	2018	$ Change	% Change	2019	2018	$ Change	% Change

Income tax provision (benefit)	$131	$27	$104	385%	$159	$(53)	$212	(400)%

Income tax (benefit) provision.  For the three and six months ended June 30, 2019 and 2018, the income tax provision primarily consisted of state income tax and foreign taxes.

LIQUIDITY AND CAPITAL RESOURCES

Total cash, cash equivalents and investments at June 30, 2019 and December 31, 2018 were $43.2 million and $49.6 million, respectively. The decrease in cash, cash equivalents and investments was primarily due to the Company’s cash payment of $10.0 million to the FTC on April 1, 2019 in settlement of the previously disclosed on-going investigation. This payment was offset by net income for the period and changes impacting other working capital accounts including the timing of accounts receivable collections and vendor payments.

Operating Activities

Net cash used in operating activities was $6.4 million and $0.2 million for the six months ended June 30, 2019 and 2018, respectively. Net cash used in operating activities primarily reflected the net income (loss) for the period, adjusted for non-cash items such as depreciation, amortization of premiums and discounts on investments, amortization of right-of-use assets, stock-based compensation expense and changes in operating assets and liabilities. The sum of these non-cash items totaled $0.4 million and $0.8 million for the six months ended June 30, 2019 and 2018, respectively.

Net cash used in operating activities during the six months ended June 30, 2019 was the result of a net income of $2.1 million, adjustments for non-cash items of $0.4 million, and decreases in accounts receivable of $0.7 and prepaid expenses and other current assets of $0.4 million. These were offset by the $10 million payment against the accrued legal settlement and a $0.4 million decrease in accrued compensation.

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

Investing Activities

Net cash provided by investing activities was $2.7 million and $1.0 million for the six months ended June 30, 2019 and 2018, respectively. For the six months ended June 30, 2019, net cash provided by investing activities was primarily due to investment maturities of $15.8 million offset by the purchase of marketable securities for $13.1 million. Net cash provided by investing activities for the six months ended June 30, 2018 was primarily due to maturities of investments, net of purchases, of $1.2 million offset by purchases of property and equipment of $0.2 million.

Financing Activities

Net cash provided by financing activities was $27,000 and $0.1 million for the six months ended June 30, 2019 and 2018. Net cash provided by financing activities for the six months ended June 30, 2019 and 2018 was primarily due to proceeds from the purchase of common stock under the Company’s ESPP and from the exercise of stock options.

Working Capital and Capital Expenditure Requirements

At June 30, 2019, we had stockholders’ equity of $50.3 million and working capital of $49.5 million. On April 1, 2019, the Company made a cash payment of $10.0 million to the FTC in settlement of the previously disclosed on-going investigation. We believe that our existing cash balances will be sufficient to meet our working capital requirements, as well as our planned capital expenditures, for at least the next 12 months.

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

As of June 30, 2019, we held $21.8 million in short-term investments (excluding cash and cash equivalents), which consisted primarily of certificates of deposits, government debt securities, corporate notes and bonds, and commercial paper. The weighted average interest rate of our portfolio was approximately 2.3% at June 30, 2019. A decline in interest rates over time would reduce our interest income from our investments. We have limited exposure to market risks from instruments that may impact our balance sheets, statement of comprehensive income (loss), and statement of cash flows. Such exposure is primarily due to changing interest rates.

Impact of Foreign Currency Rate Changes

The functional currencies of our international operating subsidiaries are the local currencies. We translate the assets and liabilities of our foreign subsidiaries at the exchange rates in effect on the balance sheet date. We translate their income and expenses at the average rates of exchange in effect during the period. We include translation gains and losses in the stockholders’ equity section of our consolidated balance sheets. We include net gains and losses resulting from foreign exchange transactions in interest income and other in our consolidated statements of operations. Since we translate foreign currencies (primarily Canadian dollars and Indian rupees) into U.S. dollars for a small portion of our operations, currency fluctuations have had an immaterial impact on our consolidated statements of operations. We have both revenue and expenses that are denominated in foreign currencies. Neither a weaker or stronger U.S. dollar environment would have a material impact on our consolidated statement of operations. The historical impact of currency fluctuations on our consolidated statements of operations has generally been immaterial. As of June 30, 2019, we did not engage in foreign currency hedging activities.

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

Changes in Internal Control over Financial Reporting

Beginning January 1, 2019, we implemented ASC Topic 842, Leases. Although the adoption of the new accounting standard did not have a material impact on our Condensed Consolidated Statement of Operations or Condensed Consolidated Statement of Cash Flows for the six-month period ended June 30, 2019, we did implement changes to our internal controls related to the implementation of the lease accounting standard. These changes included performing a comprehensive lease scoping analysis to identify, disaggregate and evaluate each of our lease categories to calculate ROU assets and lease liabilities values for our leases. There were no changes that occurred during the six months ended June 30, 2019 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

We receive a significant amount of our revenue from a limited number of customers. For the three and six months ended June 30, 2019, two customers accounted for over 80% of our total revenue. We have long-term agreements that have termination for convenience provisions and no minimum purchase or billable hour commitments in place with our two major customers. As a result, the amount of revenue we derive from these customers can vary significantly, and they may terminate our relationship with them with no advance notice. In the past, sales to our largest customers have fluctuated significantly from period to period and year to year and will likely continue to fluctuate in the future. The loss of these or other significant relationships, the change of the terms or terminations of our arrangements with any of these customers, the reduction or discontinuance of programs or billable hours with any of these customers, or the failure of any of these customers to achieve their targets has in the past adversely affected, and could in the future adversely affect our business. For example, our partners may decide to shorten our billable hours and use other vendors in the provision of their business and/or may periodically place these types of services out for bid. Our competitors, many of whom have significantly more resources than we do, may offer more favorable bids for the same business compared to what we offer; and as a result, we may lose, or face a decline in the business we do with these significant customers.

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

We have been, are currently and may in the future be the subject of governmental investigations relating to our past products and how those products were used by our third-party partners. On November 6, 2018, we entered into a Stipulation to Entry of Order for Permanent Injunction and Monetary Judgment, or the Consent Order, with the Federal Trade Commission, or FTC, resolving a multi-year FTC investigation relating to PC Healthcheck, an obsolete software program that we developed on behalf of a third party for their use with their customers. As part of the Consent Order, we agreed to pay $10 million and to implement certain new procedures and enhance certain existing procedures. We were issued Civil Investigative Demands from the Attorney General of the State of Washington and the State of Texas related to the matters addressed in the FTC investigation. As a result, we will continue to incur expenses in responding to these inquiries.

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

Under certain circumstances, we have contractual and other legal obligations to indemnify and to incur legal expenses for current and former directors and officers. Additionally, from time to time, we have agreed to indemnify or reimburse select customers or end customers for a number of potential claims. For example, we recently received notice from a customer, AOL (acquired by Verizon Communications), that it may seek reimbursement from us in order to reimburse its customers related to their use of a software product. If we are required to make a significant payment under any of our indemnification obligations, including those to our customers and/or on behalf of our former or current employees, could have a material adverse effect on our business and the trading price for our securities. Litigation may be time consuming, expensive, and disruptive to normal business operations, and the outcome of litigation is difficult to predict. The ultimate outcome of litigation could have a material adverse effect on our business and the trading price for our securities. Furthermore, litigation, regardless of the outcome, may result in significant expenditures, diversion of our management’s time and attention from the operation of our business and damage to our reputation or relationship with third parties, which could materially and adversely affect our business, financial condition, results of operations, cash flows and stock price.

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

Competition may intensify, including with the development of new business models and the entry of new and well-funded competitors, and as our competitors enter into business combinations or alliances and established companies in other markets expand to become competitive with our business. Furthermore, we cannot be sure that our competitors will not develop competing products, systems, services or technologies that gain market acceptance in advance of our products, systems, services or technologies, or that our competitors will not develop new products, systems, services or technologies that cause our existing products, systems, services or technologies to become non-competitive or obsolete, which may adversely affect our results of operations through the potential reduction of sales and profits.

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

In addition, the process of identifying a software error in software products that have been widely distributed may be lengthy and require significant resources. We may have difficulty identifying the end customers of the defective products in the field, which may cause us to incur significant replacement costs, contract damage claims from our customers and further reputational harm. For example, we recently received notice from a customer, AOL (acquired by Verizon Communications), that it may seek reimbursement from us in order to reimburse its customers related to their use of a software product. Any of these problems could materially and adversely affect our results of operations. Despite our best efforts, security vulnerabilities may exist with respect to our products. Mitigation techniques designed to address such security vulnerabilities, including software and firmware updates or other preventative measures, may not operate as intended or effectively resolve such vulnerabilities. Software and firmware updates and/or other mitigation efforts may result in performance issues, system instability, data loss or corruption, unpredictable system behavior, or the theft of data by third parties, any of which could significantly harm our business and reputation.

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

Delaware law and our certificate of incorporation and bylaws contain anti-takeover provisions, any of which could delay or discourage takeover attempts that some stockholders may consider favorable.

Delaware law and our certificate of incorporation and amended and restated bylaws contain certain provisions, any of which could render more difficult, or discourage a merger, tender offer, or assumption of control of the Company that is not approved by our Board of Directors that some stockholders may consider favorable. Accordingly, the overall effect may be to render more difficult, or discourage merger, tender offer, or assumption of control by a substantial holder of our securities.

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

The foregoing provisions may adversely affect the marketability of our common stock by discouraging potential investors from acquiring our stock.  In addition, these provisions could delay or frustrate the removal of incumbent directors and could make more difficult a merger, tender offer or proxy contest involving us, or impede an attempt to acquire a significant or controlling interest in us, even if such events might be beneficial to us and our stockholders.

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

August 14, 2019	SUPPORT.COM, INC.

	By:	/s/ Richard A. Bloom
Richard A. Bloom
President and Chief Executive Officer

EXHIBIT INDEX TO SUPPORT.COM, INC.

QUARTERLY REPORT ON FORM 10-Q

FOR THE QUARTER ENDED JUNE 30, 2019

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