Form 10-Q
period 2019-09-30
Support.com, Inc.
filed 2019-11-08
CIK 1104855

UNITED STATES
 SECURITIES AND EXCHANGE COMMISSION
 Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒
QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2019

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

On October 31, 2019, 19,041,474 shares of the Registrant’s Common Stock, $0.0001 par value, were outstanding.

SUPPORT.COM, INC.
FORM 10-Q
QUARTERLY PERIOD ENDED SEPTEMBER 30, 2019

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS (UNAUDITED)

SUPPORT.COM, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share data)

	September 30, 2019	December 31, 2018
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$22,096	$25,182
Short-term investments	22,658	24,467
Accounts receivable	10,379	12,292
Prepaid expenses and other current assets	485	999
Total current assets	55,618	62,940
Property and equipment, net	561	703
Intangible assets	250	250
Right of use assets, net	113	-
Other assets	687	707

Total assets	$57,229	$64,600

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$339	$368
Accrued compensation	2,093	3,423
Other accrued liabilities	831	978
Accrued legal settlement	-	10,000
Short-term lease liability	101	-
Short-term deferred revenue	1,098	1,135
Total current liabilities	4,462	15,904
Long-term lease liability	12	-
Other long-term liabilities	803	800
Total liabilities	5,277	16,704
Commitments and contingencies (Note 3)
Stockholders’ equity:
Common stock; par value $0.0001, 50,000,000 shares authorized; 19,524,388 issued and 19,041,474 outstanding at September 30, 2019 and 19,438,178 issued and 18,955,264 outstanding December 31, 2018	2	2
Additional paid-in capital	269,042	268,794
Treasury stock, at cost (482,914 shares at September 30, 2019 and December 31, 2018)	(5,297)	(5,297)
Accumulated other comprehensive loss	(2,388)	(2,507)
Accumulated deficit	(209,407)	(213,096)
Total stockholders’ equity	51,952	47,896

Total liabilities and stockholders’ equity	$57,229	$64,600

See accompanying notes.

SUPPORT.COM, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share amounts)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018

Revenue:
Services	$14,327	16,759	$46,698	$48,179
Software and other	922	1,258	3,310	3,828
Total revenue	15,249	18,017	50,008	52,007

Cost of revenue:
Cost of services	10,582	14,412	37,065	42,985
Cost of software and other	26	51	119	152
Total cost of revenue	10,608	14,463	37,184	43,137
Gross profit	4,641	3,554	12,824	8,870

Operating expenses:
Research and development	1,132	690	2,796	2,082
Sales and marketing	485	424	1,315	1,383
General and administrative	1,685	1,800	5,671	5,623
Legal settlement	-	10,000	-	10,000
Total operating expenses	3,302	12,914	9,782	19,088
Income (loss) from operations	1,339	(9,360)	3,042	(10,218)
Interest income and other, net	265	241	817	676
Income (loss) before income taxes	1,604	(9,119)	3,859	(9,542)
Income tax provision (benefit)	11	29	170	(24)
Net income (loss)	$1,593	$(9,148)	$3,689	$(9,518)

Basic and diluted earnings (loss) per share:
Net income (loss)	$0.08	$(0.49)	$0.19	$(0.51)

Shares used in computing basic net earnings (loss) per share	19,011	18,805	18,977	18,786
Shares used in computing diluted net earnings (loss) per share	19,045	18,805	19,026	18,786

See accompanying notes.

SUPPORT.COM, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(in thousands)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018

Net income (loss)	$1,593	$(9,148)	$3,689	$(9,518)
Other comprehensive income (loss):
Change in foreign currency translation adjustment	(65)	(194)	40	(473)
Change in net unrealized gain (loss) on investments	(2)	32	79	13
Other comprehensive income (loss)	(67)	(162)	119	(460)

Comprehensive income (loss)	$1,526	$(9,310)	$3,808	$(9,978)

See accompanying notes.

SUPPORT.COM, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(in thousands, except share data)
(Unaudited)

	Common Stock
	Shares	Amount	Additional Paid-In Capital	Treasury Stock	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders’ Shares
Balances at June 30, 2018	18,799,442	$2	$268, 477	$(5,297)	$(2,406)	$(204,366)	$56,410
Net loss	—	—	—	—	—	(9,148)	(9,148)
Other comprehensive loss	—	—	—	—	(162)	—	(162)
Issuance of common stock upon exercise of stock options for cash and releases of RSUs	113,891		21				21
Issuance of common stock under employee stock purchase plan
Stock-based compensation expense		—	102		—	—	102
Balances at September 30, 2018	18,913,333	$2	$268,600	$(5,297)	$(2,568)	$(213,514)	$47,223

Balances at June 30, 2019	18,968,750	$2	$268,963	$(5,297)	$(2,321)	$(211,000)	$50,347
Net income	—	—	—	—	—	1,593	1,593
Other comprehensive loss	—	—	—	—	(67)	—	(67)
Issuance of common stock upon exercise of stock options for cash and releases of RSUs	72,724
Issuance of common stock under employee stock purchase plan			-				-
Stock-based compensation expense		—	79		—	—	79
Balances at September 30, 2019	19,041,474	$2	$269,042	$(5,297)	$(2,388)	$(209,407)	$51,952

See companying notes.

SUPPORT.COM, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(in thousands, except share data)
(Unaudited)

	Common Stock
	Shares	Amount	Additional Paid-In Capital	Treasury Stock	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders’ Shares
Balances at December 31, 2017	18,728,912	$2	$267,857	$(5,297)	$(2,108)	$(203,996)	$56,458
Net loss	—	—	—	—	—	(9,518)	(9,518)
Other comprehensive loss	—	—	—	—	(460)	—	(460)
Issuance of common stock upon exercise of stock options for cash and releases of RSUs	168,986		123				123
Issuance of common stock under employee stock purchase plan	15,435		34				34
Stock-based compensation expense		—	586		—	—	586
Balances at September 30, 2018	18,913,333	$2	$268,600	$(5,297)	$(2,568)	$(213,514)	$47,223

Balances at December 31, 2018	18,955,264	$2	$268,794	$(5,297)	$(2,507)	$(213,096)	$47,896
Net income	—	—	—	—	—	3,689	3,689
Other comprehensive loss	—	—	—	—	119	—	119
Issuance of common stock upon exercise of stock options for cash and releases of RSUs	72,724
Issuance of common stock under employee stock purchase plan	13,486		27				27
Stock-based compensation expense		—	221		—	—	221
Balances at September 30, 2019	19,041,474	$2	$269,042	$(5,297)	$(2,388)	$(209,407)	$51,952

See companying notes.

SUPPORT.COM, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(Unaudited)

	Nine Months Ended September 30,
	2019	2018
Operating Activities:
Net income (loss)	$3,689	$(9,518)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	228	478
Amortization of premiums and discounts on investments	130	129
Stock-based compensation	221	586
Changes in assets and liabilities:
Accounts receivable, net	1,913	(588)
Prepaid expenses and other current assets	521	(191)
Other long-term assets	72	180
Accounts payable	(28)	(95)
Accrued compensation	(1,322)	(721)
Accrued legal settlement	(10,000)	10,000
Other accrued liabilities	(148)	(122)
Other long-term liabilities	25	(160)
Deferred revenue	(33)	(775)
Net cash used in operating activities	(4,732)	(797)

Investing Activities:
Purchases of property and equipment	(86)	(191)
Purchases of investments	(22,510)	(22,893)
Maturities of investments	24,267	22,154
Net cash provided by (used in) investing activities	1,671	(930)

Financing Activities:
Proceeds from employee stock purchase plan	27	35
Proceeds from exercise of stock options	-	121
Net cash provided by financing activities	27	156
Effect of exchange rate changes on cash and cash equivalents	(52)	(367)
Net decrease in cash and cash equivalents	(3,086)	(1,938)
Cash and cash equivalents at beginning of period	25,182	18,050
Cash and cash equivalents at end of period	$22,096	$16,112

Supplemental schedule of cash flow information:	62
Income taxes paid	$97	$89

See accompanying notes.

SUPPORT.COM, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 1. Significant Accounting Policies

Basis of Presentation

The accompanying unaudited interim condensed consolidated financial statements include the accounts of Support.com, Inc. (the “Company”, “Support.com”, “We” or “Our”) and its wholly owned subsidiaries. All intercompany balances and transactions have been eliminated. The condensed consolidated balance sheet as of September 30, 2019 and the consolidated statements of operations and comprehensive income (loss) for the three months ended September 30, 2019 and 2018 and the consolidated statements of cash flows for the nine months ended September 30, 2019 and 2018 are unaudited. In the opinion of management, these unaudited interim condensed consolidated financial statements reflect all adjustments (consisting of normal recurring adjustments) that are necessary for a fair presentation of the results for, and as of, the periods shown. The results of operations for such periods are not necessarily indicative of the results expected for the full fiscal year or for any future period. The condensed consolidated balance sheet information as of December 31, 2018 is derived from audited financial statements as of that date. These financial statements have been prepared based upon Securities and Exchange Commission (“SEC”) rules that permit reduced disclosure for interim periods. For a more complete discussion of significant accounting policies and certain other information, these unaudited interim condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2018, filed with the SEC on March 8, 2019.

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

Revenue Recognition

Disaggregation of Revenue

We generate revenue from the sale of services and sale of software fees for end-user software products provided through direct customer downloads and through the sale of these end-user software products via partners. The following table depicts the disaggregation of revenue (in thousands) according to revenue type and is consistent with how we evaluate our financial performance:

Revenue from Contracts with Customers:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Services	$14,327	$16,759	$46,698	$48,179
Software and other	922	1,258	3,310	3,828
Total revenue	$15,249	$18,017	$50,008	$52,007

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

The following tables represent deferred revenue activity for the nine months ended September 30, 2019 and three months ended September 30, 2019 and 2018 (in thousands):

Partners are generally invoiced monthly. Fees from customers via referral programs and direct transactions are generally paid with a credit card at the time of sale. Revenue is recognized net of any applicable sales tax.

Services revenue also includes fees from licensing of Support.com cloud-based software. In such arrangements, customers receive a right to use our Support.com Cloud applications in their own support organizations. We license our cloud based software using a software-as-a-service (“SaaS”) model under which customers cannot take possession of the technology and pay us on a per-user or usage basis during the term of the arrangement. In addition, services revenue includes fees from implementation services of our cloud-based software. Currently, revenues from implementation services are recognized ratably over the customer life which is estimated as the term of the arrangement once the Support.com Cloud services are made available to customers. We generally charge for these services on a time and material basis. As of September 30, 2019, revenues from implementation services are di minimus.

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

We monitor our investments for impairment on a quarterly basis and determine whether a decline in fair value is other-than-temporary by considering factors such as current economic and market conditions, the credit rating of the security’s issuer, the length of time an investment’s fair value has been below our carrying value, the Company’s intent to sell the security and the Company’s belief that it will not be required to sell the security before the recovery of its amortized cost. If an investment’s decline in fair value is deemed to be other-than-temporary, we reduce its carrying value to its estimated fair value, as determined based on quoted market prices or liquidation values. Declines in value judged to be other-than-temporary, if any, are recorded in operations as incurred. At December 31, 2018, the Company evaluated its unrealized losses on marketable securities and determined them to be temporary. We currently do not intend to sell securities with unrealized losses, and we concluded that we will not be required to sell these securities before the recovery of their amortized cost basis. At September 30, 2019 and December 31, 2018, the fair value of cash, cash equivalents and investments was $43.2 million and $49.6 million, respectively.

The following is a summary of cash, cash equivalents and investments at September 30, 2019 and December 31, 2018 (in thousands):

As of September 30, 2019	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Cash	$9,294	$—	$—	$9,294
Money market funds	10,357	—	—	10,357
Certificates of deposit	467	—	—	467
Commercial paper	4,445	—	(1)	4,444
Corporate notes and bonds	10,225	9	—	10,234
U.S. government agency securities	9,956	2	—	9,958
	$44,744	$11	$(1)	$44,754
Classified as:
Cash and cash equivalents	$22,096	$—	$—	$22,096
Short-term investments	22,648	11	(1)	22,658
	$44,744	$11	$(1)	$44,754

As of December 31, 2018	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Cash	$8,391	$—	$—	$8,391
Money market funds	14,295	—	—	14,295
Certificates of deposit	1,171	—	(1)	1,170
Commercial paper	3,986	—	(1)	3,985
Corporate notes and bonds	14,899	—	(66)	14,833
U.S. government agency securities	6,976	—	(1)	6,975
	$49,718	$—	$(69)	$49,649
Classified as:
Cash and cash equivalents	$25,182	$—	$—	$25,182
Short-term investments	24,536	—	(69)	24,467
	$49,718	$—	$(69)	$49,649

The following table summarizes the estimated fair value of our marketable securities classified by the stated maturity date of the security (in thousands):

	September 30, 2019	December 31, 2018
Due within one year	$17,828	$20,874
Due within two years	4,830	3,593
	$22,658	$24,467

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

In accordance with ASC 820, the following table represents our fair value hierarchy for our financial assets (cash equivalents and investments) measured at fair value on a recurring basis as of September 30, 2019 and December 31, 2018 (in thousands):

As of September 30, 2019	Level 1	Level 2	Level 3	Total
Money market funds	$10,357	$—	$—	$10,357
Certificates of deposit	—	467	—	467
Commercial paper	—	4,444	—	4,444
Corporate notes and bonds	—	10,234	—	10,234
U.S. government agency securities	—	9,958	—	9,958
Total	$10,357	$25,103	$—	$35,460

As of December 31, 2018	Level 1	Level 2	Level 3	Total
Money market funds	$14,295	$—	$—	$14,295
Certificates of deposit	—	1,170	—	1,170
Commercial paper	—	3,985	—	3,985
Corporate notes and bonds	—	14,833	—	14,833
U.S. government agency securities	—	6,975	—	6,975
Total	$14,295	$26,963	$—	$41,258

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

For the three months ended September 30, 2019, Comcast and Cox Communications accounted for 59% and 28%, respectively, of our total revenue. For the nine months ended September 30, 2019, Comcast and Cox Communications accounted for 64% and 23%, respectively, of our total revenue. For the three months ended September 30, 2018, Comcast and Cox Communications accounted for 70% and 16%, respectively, of our total revenue. For the nine months ended September 30, 2018, Comcast and Cox Communications accounted for 70% and 14%, respectively, of our total revenue. There were no other customers that accounted for 10% or more of total revenue for the three and nine months ended September 30, 2019 and 2018.

As of September 30, 2019, Comcast and Cox Communications accounted for 57% and 27%, respectively, of our total accounts receivable. As of December 31, 2018, Comcast and Cox Communications accounted for 69% and 15%, respectively, of our total accounts receivable. There were no other customers that accounted for 10% or more of our total accounts receivable as of September 30, 2019 and December 31, 2018.

Trade Accounts Receivable and Allowance for Doubtful Accounts

Trade accounts receivable are recorded at the invoiced amount. We perform evaluations of our customers’ financial condition and generally do not require collateral. We make judgments as to our ability to collect outstanding receivables and provide allowances for a portion of receivables when collection becomes doubtful. Reserves are made based on a specific review of all significant outstanding invoices. For those invoices not specifically provided for, reserves are recorded at differing rates, based on the age of the receivable. In determining these rates, we analyze our historical collection experience and current payment trends. The determination of past-due accounts is based on contractual terms. We had an allowance for doubtful accounts of $4,400 and $13,000 at September 30, 2019 and December 31, 2018, respectively.

Self-Funded Health Insurance

The Company maintains a self-funded health insurance program with a stop-loss umbrella policy with a third party insurer to limit the maximum potential liability for medical claims. With respect to this program, the Company considers historical and projected medical utilization data when estimating its health insurance program liability and related expense. As of September 30, 2019, the Company had approximately $437,000 in reserve for its self-funded health insurance program. As of December 31, 2018, the Company had approximately $585,000 in reserve for its self-funded health insurance program. The reserve is included in “other accrued liabilities” in the condensed consolidated balance sheets.

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

Accumulated Other Comprehensive Loss

The components of accumulated other comprehensive loss, which relate entirely to accumulated foreign currency translation losses associated with our foreign subsidiaries and unrealized losses on investments, consisted of the following (in thousands):

	Foreign Currency Translation Losses	Unrealized Losses on Investments	Total
Balance as of December 31, 2018	$(2,438)	$(69)	$(2,507)
Current-period other comprehensive income	40	79	119
Balance as of September 30, 2019	$(2,398)	$10	$(2,388)

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

The fair value of our stock-based awards was estimated using the following weighted average assumptions for the three months and nine months ended September 30, 2019 and 2018. There were stock option and award grants during the three and nine months ended September 30, 2019 and 2018.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Stock Option Plan:
Risk-free interest rate	1.6%	2.9%	1.7%	2.4%
Expected term	3 years	3.2 years	3 years	3 years
Volatility	37.3%	39.5%	35.6%	41.2%
Expected dividend	—%	—%	—%	—%
Weighted average fair value (per share)	$0.43	$0.88	$0.52	$0.84

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Employee Stock Purchase Plan:
Risk-free interest rate	—	2.09%	2.43%	2.09%
Expected term	—	0.5 years	0.5 years	0.5 years
Volatility	—	32.55%	32.98%	32.55%
Expected dividend	—	0%	0%	0%
Weighted average fair value (per share)	—	$0.72	$0.24	$0.72

We recorded the following stock-based compensation expense for the three and nine months ended September 30, 2018 and 2017 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018

Stock-based compensation expense related to grants of:
Stock options	$31	$38	$101	$358
Employee Stock Purchase Plan (“ESPP”)	-	-	13	11
Restricted Stock Units (“RSU”)	48	64	107	217
	$79	$102	$221	$586

Stock-based compensation expense recognized in:

Cost of services	$5	$11	$31	$49
Cost of software and other	—	—	—	—
Research and development	6	9	21	33
Sales and marketing	7	14	31	40
General and administrative	61	68	138	464
	$79	$102	$221	$586

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

For the three months ended September 30, 2019 and 2018 and for the nine months ended September 30, 2019, diluted earnings per share was computed using our net income and the weighted average number of common shares outstanding, including the effect of the potential issuance of common stock such as stock issuable pursuant to the exercise of stock options and warrants and vesting of RSUs using the treasury stock method.  For the nine months ended September 30, 2018, we were in a loss position, therefore all shares were anti-dilutive.”

The following table sets forth the computation of basic and diluted earnings (loss) per share (in thousands, except per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018

Net income (loss)	$1,593	$(9,148)	$3,689	$(9,518)

Basic:
Weighted-average shares of common stock outstanding and used in computing basic income (loss) per share	19,011	18,805	18,977	18,786
Basic earnings (loss) per share	0.08	(0.49)	0.19	(0.51)
Diluted:
Weighted-average shares of common stock outstanding	19,011	18,805	18,977	18,786
Add: Common equivalent shares outstanding	34	-	49	-
Shares used in computing diluted earnings (loss) per share	19,045	18,805	19,026	18,786
Diluted earnings (loss) per share	$0.08	$(0.49)	$0.19	$(0.51)

The following potential common shares outstanding were excluded from the computation of diluted earnings (loss) per share because including them would have been antidilutive (in thousands):

	As of September 30,
	2019	2018

Stock options ...	845	872
RSUs	131	96
	976	968

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

We generally agree to indemnify our customers against legal claims that our end-user software products infringe certain third-party intellectual property rights. As of September 30, 2019, we have not been required to make any payment resulting from infringement claims asserted against our customers and have not recorded any related accruals.

Recent Accounting Pronouncements

Accounting Standards Adopted in the Current Period

Lease Accounting

In February 2016, the FASB issued ASU 2016-02, Leases (“ASU 2016-02”). This new standard establishes a right-of-use (ROU) model that requires a lessee to record a ROU asset and a lease liability on the balance sheet for all leases with terms longer than 12 months. Leases will be classified as either finance or operating, with classification affecting the pattern of expense recognition in the income statement. ASU 2016-02 is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. Early adoption is permitted. In July 2018, the FASB issued ASU No. 2018-11 which provides an alternative transition method that allows entities to apply the new leases standard at the adoption date and recognize a cumulative-effect adjustment to the opening balance of retained earnings in the period of adoption. The Company has adopted the requirements of ASU 2016-02 on January 1, 2019, the first day of fiscal year 2019, and using the option transition method. The Company took advantage of the practical expedient options, which allows an entity not to reassess whether any existing or expired contracts contain leases. As of September 30, 2019, there was an increase in assets of $113,000 and liabilities of $113,000 since the adoption of the standard due to the recognition of the required right-of-use asset and corresponding liability for all lease obligations that are currently classified as operating leases with the difference of $0 related to existing deferred rent that reduced the ROU asset recorded. The standard did not have an impact in our consolidated income statements.

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

Note 2. Income Taxes

We recorded an income tax provision of $11,000 and $170,000 for the three and nine months ended September 30, 2019, respectively.  The income tax provision for interim periods is determined using an estimate of the annual effective tax rate, adjusted for discrete items, if any, that are taken into account in the relevant period.  Each quarter, the estimate of the annual effective tax rate is updated, and if the estimated effective tax rate changes, a cumulative adjustment is made.  There is a potential for volatility of the effective tax rate due to several factors, including changes in the mix of the pre-tax income and the jurisdictions to which it relates, changes in tax laws and settlements with taxing authorities and foreign currency fluctuations.

As of September 30, 2019, our deferred tax assets are fully offset by a valuation allowance except in those jurisdictions where it is determined that a valuation allowance is not required.

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

The Company does not anticipate a material change in the total amount or composition of its unrecognized tax benefits as of September 30, 2019.

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
Guarantees

We have identified guarantees in accordance with ASC 450, Contingencies. This guidance stipulates that an entity must recognize an initial liability for the fair value, or market value, of the obligation it assumes under the guarantee at the time it issues such a guarantee, and must disclose that information in its interim and annual financial statements. We have entered into various service level agreements with our partners, in which we may guarantee the maintenance of certain service level thresholds. Under some circumstances, if we do not meet these thresholds, we may be liable for certain financial costs. We evaluate costs for such guarantees under the provisions of ASC 450. We consider such factors as the degree of probability that we would be required to satisfy the liability associated with the guarantee and the ability to make a reasonable estimate of the resulting cost. During the three and nine months ended September 30, 2019 and 2018, we did not incur any costs as a result of such obligations. We have not accrued any liabilities related to such obligations in the condensed consolidated financial statements as of September 30, 2019 and December 31, 2018.

Note 4. Intangible Assets

In December 2006, we acquired the use of a toll-free telephone number for cash consideration of $250,000. This asset has an indefinite useful life.

Note 5. Other Accrued Liabilities

Other accrued liabilities consist of the following (in thousands):

	September 30, 2019	December 31, 2018
Accrued expenses	$246	$338
Income tax	91	1
Self-insurance accruals	437	585
Other accrued liabilities	57	54
Total other accrued liabilities	$831	$978

Note 6. Stockholder’s Equity

Stock Options

The following table represents the stock option activity for the nine months ended September 30, 2019:

	Number of Shares	Weighted Average Exercise Price per Share	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
Outstanding options at December 31, 2018	803,320	$2.89	8.43	$54
Granted	90,000	1.94
Exercised	—	—
Forfeited	(47,960)	$3.05
Outstanding options at September 30, 2019	845,360	$2.78	8.05	$-
Options vested and expected to vest	838,133	$2.78	8.04	$-
Exercisable at September 30, 2019	662,847	$2.95	7.90	$-

The aggregate intrinsic value in the table above represents the total pre-tax intrinsic value that would have been received by the option holders had they all exercised their options on September 30, 2019. This amount changes based on the fair market value of our stock. The aggregate intrinsic value of options exercised under our stock option plans was zero during the three and nine months ended September 30, 2019, and was $3,000 and $20,000 during the three and nine months ended September 30, 2018, respectively. Total fair value of options vested was $30,000 and $57,000 during three and nine months ended September 30, 2019, respectively, and $24,000 and $48,000 during the three and nine months ended September 30, 2018, respectively.

At September 30, 2019, there was $108,000 of unrecognized compensation cost related to existing options outstanding which is expected to be recognized over a weighted average period of 0.9 years.

Employee Stock Purchase Plan

In the second quarter of 2011, to advance the interests of the Company and its stockholders by providing an incentive to attract, retain and reward eligible employees and by motivating such persons to contribute to the growth and profitability of the Company, the Company’s Board of Directors (the “Board”) and stockholders approved an ESPP and reserved 333,333 shares of our common stock for issuance effective as of May 15, 2011. The ESPP continues in effect for ten (10) years from its effective date unless terminated earlier by the Company. The ESPP consists of nine-month offering periods during which employees may enroll in the plan. The purchase price on each purchase date shall not be less than eighty-five percent (85%) of the lesser of (a) the fair market value of a share of stock on the offering date of the offering period or (b) the fair market value of a share of stock on the purchase date. During the nine months ended September 30, 2019, 13,486 shares were purchased under ESPP. As of September 30, 2019, approximately 66,175 shares remain available for grant under the ESPP.

 Restricted Stock Units

The following table represents RSU activity for the nine months ended September 30, 2019:

	Number of Shares	Weighted Average Grant-Date Fair Value per Share	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
Outstanding RSUs at December 31, 2018	96,230	$2.78	0.60	$227
Awarded	125,788	—
Released	(72,724)	—
Forfeited	(18,181)	—
Outstanding RSUs at September 30, 2019	131,113	$1.73	0.84	$202

At September 30, 2019, there was $156,000 of unrecognized compensation cost related to RSUs which is expected to be recognized over a weighted average period of 0.8 years.

Stock Repurchase Program

On April 27, 2005, our Board authorized the repurchase of up to 666,666 outstanding shares of our common stock. As of September 30, 2019 the maximum number of shares remaining that can be repurchased under this program was 602,467. The Company does not intend to repurchase shares without further approval from its Board.

Note 7. Leases

We have entered into various non-cancelable operating lease agreements for certain of our offices, and certain equipment. Our leases have original lease periods expiring between 2019 and 2020.

The components of lease costs, lease term and discount rate are as follows (in thousands except lease term and discount rate):

Nine Months Ended September 30, 2019
Operating leases
Operating lease right-of-use assets	$113

Operating lease liabilities – short term	$101
Operating lease liabilities – long-term	12
Total operating lease liabilities	$113

Weighted Average Remaining Lease Term
Operating leases	1.0 years
Weighted Average Discount Rate
Operating leases	4.5%

The following represents maturities of operating lease liabilities as of September 30, 2019 (in thousands):

Operating Leases
Remainder of 2019	$46
2020	62
2021	5
2022	3
Total undiscounted cash flows	116
Less imputed interest	(3)
Present value of lease liabilities	$113

Supplemental cash flow information related to leases are as follows (in thousands):
Nine Months Ended September 30, 2019
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$135
Right-of-use assets obtained in exchange for lease obligations:
Operating leases	$-

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

Total revenue for the third quarter of 2019 decreased 15% as compared with the same period of a year ago. Revenue from services decreased 15% year-over-year primarily due to lower billable hours. Revenue from software and other decreased 27% year-over-year due to the termination of a sales agreement with a major customer and lower subscription growth.

Total cost of revenue decreased by 27% in the third quarter of 2019 as compared with the same period of a year ago. This decrease included a year-over-year decrease in cost of services of 27% primarily due to lower compensation costs commensurate with the lower revenues as well as lower technology costs. Cost of software and other for the third quarter of 2019 decreased 49% year-over-year. Total gross margin for the third quarter of 2019 increased to 30% compared to the 20% gross margins in the year-ago period largely driven by the lower cost of services due to the lower compensation and related employee costs.

Operating expenses for the third quarter of 2019 decreased 74% from the same period in 2018, primarily driven by the one-time $10 million litigation settlement charge incurred in 2018 somewhat offset by increases in salary and employee related costs and consulting fees.

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

 Critical Accounting Policies and Estimates

In preparing our interim condensed consolidated financial statements, we make estimates, assumptions and judgments that can have a significant impact on our net revenue, operating income or loss and net income or loss, as well as on the value of certain assets and liabilities on our condensed consolidated balance sheet. We believe that the estimates, assumptions and judgments involved in the accounting policies described in Management’s Discussion and Analysis of Financial Condition and Results of Operations in Item 7 of our Annual Report on Form 10-K for the fiscal year ended December 31, 2018 have the greatest potential impact on our interim condensed consolidated financial statements, so we consider them to be our critical accounting policies and estimates. There have been no significant changes in these critical accounting policies and estimates except the accounting for leases during the nine months ended September 30, 2019. For information regarding the impact of Topic 842 adoption, see Significant Accounting Policies - Leases and Note 7— Leases.

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

Revenue Recognition

For information regarding to the disaggregation of revenue, see Note 1 – Significant Accounting Policies, Revenue Recognition.

RESULTS OF OPERATIONS

 The following table sets forth the results of operations for the three and nine months ended September 30, 2019 and 2018 expressed as a percentage of total revenue:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Revenue:
Services	94%	93%	93%	93%
Software and other	6	7	7	7
Total revenue	100	100	100	100

Costs of revenue:
Cost of services	69	79	74	82
Cost of software and other	1	1	1	1
Total cost of revenue	70	80	75	83
Gross profit	30	20	25	17
Operating expenses:
Research and development	7	4	6	4
Sales and marketing	3	2	3	3
General and administrative	11	10	11	11
Legal settlement	-	56	-	19
Total operating expenses	21	72	20	37

Income (loss) from operations	9	(52)	5	(20)
Interest and other income, net	2	1	2	1

Income (loss) from continuing operations, before income taxes	11	(51)	7	(19)

Income tax provision	1	—	1	—

Net income (loss)	10%	(51)%	6%	(19)%

REVENUE

	Three Months Ended September 30,				Nine Months Ended September 30,
In thousands, except percentages	2019	2018	$ Change	% Change	2019	2018	$ Change	% Change

Services	$14,327	$16,759	$(2,432)	(15)%	$46,698	$48,179	$(1,481)	(3)%
Software and other	922	1,258	(336)	(27)%	3,310	3,828	(518)	(14)%
Total revenue	$15,249	$18,017	$(2,768)	(15)%	50,008	$52,007	$(1,999)	(4)%

Services. Services revenue consists primarily of fees for customer support services generated from our partners.  We provide these services remotely, generally using service delivery personnel who utilize our proprietary technology to deliver the services. Services revenue is also comprised of licensing of our Support.com Cloud applications. Services revenue for the three months ended September 30, 2019 decreased by $2.4 million from the same period in 2018 mainly due to a decrease in billable hours of Comcast somewhat offset by an increase in subscriber sales from other customers. Services revenue for the nine months ended September 30, 2019 decreased by $1.5 million from the same period in 2018 mainly due to lower billable hours. For the three and nine months ended September 30, 2019, services revenue generated from our partnerships was $13.5 million and $44.5 million compared to $16.0 million and $45.5 million for the same period in 2018. Direct services revenue was $0.8 million and $2.2 million for the three and nine months ended September 30, 2019 compared to 0.7 million and $2.7 million for the same period in 2018. As with any market that is undergoing shifts, timing of downward pressures and growth opportunities in our services programs are difficult to predict. We are experiencing downward pressure with some of our services programs as personal computer and certain retail markets are subject to seasonal or other sector specific softness. However, we still see opportunity in the market for growth with our service partners as a result of the evolving support market trends.

Software and other. Software and other revenue is comprised primarily of fees for end-user software products provided through direct customer downloads, and, to a lesser extent, through the sale of these software products via partners. Software and other revenue for the three and nine months ended September 30, 2019 decreased by $0.3 million and $0.5 million, respectively, from the same periods in 2018 due to new subscriptions being less than expiration of subscriptions, including the cancellation of a significant partner contract. For the three-month periods ended September 30, 2019 and 2018, revenue from software and other generated from our direct sales was and $0.5 million and $0.6 million, respectively, and software and other revenue generated from our partnerships was $0.4 million and $0.7 million, respectively. For the nine-month periods ended September 30, 2019 and 2018, revenue from software and other generated from our direct sales was $1.4 million and $1.8 million, respectively, and software and other revenue generated from our partnerships was $1.9 million and $2.1 million, respectively.

COST OF REVENUE

	Three Months Ended September 30,				Nine Months Ended September 30,
In thousands, except percentages	2019	2018	$ Change	% Change	2019	2018	$ Change	% Change

Cost of services	$10,582	$14,412	$(3,830)	(27)%	$37,065	$42,985	$(5,920)	(14)%
Cost of software and other	26	51	(25)	(49)%	119	152	(33)	(22)%
Total cost of revenue	$10,608	$14,463	$(3,855)	(27)%	$37,184	$43,137	$(5,953)	(14)%

Cost of services. Cost of services consists primarily of compensation costs and contractor expenses for people providing services, technology and telecommunication expenses related to the delivery of services and other personnel-related expenses in service delivery. The decrease of $3.8 million in cost of services for the three months ended September 30, 2019 compared to the same period in 2018 was mainly driven by lower compensation expenses due to decrease in hiring as a result of lower billable hours from Comcast. The decrease of $5.9 million in cost of services for the nine months ended September 30, 2019 compared to the same period in 2018 was due to a decrease in compensation costs and related benefits of $5.2 million and lower depreciation expense of $0.2 million as a significant asset was fully depreciated during the nine months ended September 30, 2019.

Cost of software and other. Cost of software and other fees consists primarily of third-party royalty fees for our end-user software products. Certain of these products were developed using third-party research and development resources, and the third party receives royalty payments on sales of products it developed. The cost of software and other for the three and nine months ended September 30, 2019 were relatively flat as compared with the year-ago periods.

OPERATING EXPENSES

	Three Months Ended September 30,				Nine Months Ended September 30,
In thousands, except percentages	2019	2018	$ Change	% Change	2019	2018	$ Change	% Change

Research and development	$1,132	$690	$442	64%	$2,796	$2,082	$714	34%
Sales and marketing	$485	$424	$61	14%	$1,315	$1,383	$(68)	(5)%
General and administrative	$1,685	$1,800	$(115)	(6)%	$5,671	$5,623	$48	1%
Legal settlement	$-	$10,000	$(10,000)	(100)%	$-	$10,000	$(10,000)	(100)%

Research and development. Research and development expense consists primarily of compensation costs, third-party consulting expenses and related overhead costs for engineering and IT personnel. The increase of $0.4 million in research and development expense for three months ended September 30, 2019 as compared to the year-ago period was primarily due to an increase of $0.1 million in salary and employee related expenses due to an increase in headcount and a $0.3 million increase in consulting fees. The increases of $0.7 million in research and development expense for the nine months ended September 30, 2019 compared to the same period in 2018 was the result of a $0.2 million increase in salary and employee related expenses due to changes in headcount, as well as $0.5 million increase in consulting fees.

Sales and marketing. Sales and marketing expense consists primarily of compensation costs of business development, program management and marketing personnel, as well as expenses for lead generation and promotional activities, including public relations, web site design, advertising and marketing. Sales and marketing costs for the three and nine months ended September 30, 2019 were relatively flat with the same periods of a year ago with no significant changes in the components of these amounts.

General and administrative. General and administrative expense consists primarily of compensation costs and related overhead costs for administrative personnel and professional fees for legal, accounting and other professional services. The decrease of $0.1 million in general and administrative expense for three months ended September 30, 2019 as compared to the year-ago period was primarily due to an decrease in salary and employee related expenses due to an decrease in headcount and lower legal fees. The increase of $48,000 in general and administrative expense for the nine months ended September 30, 2019 as compared to the same period a year ago was primarily due to decrease in salary and employee related expenses due to changes in headcount and a decrease in legal fees.

Legal settlement. Legal settlement consists of a legal settlement with a FTC related investigation. On November 6, 2018, the FTC and the Company reached a $10 million settlement agreement and the Company agreed to record a $10.0 million legal settlement in the third quarter of 2018. The amount was paid on April 1, 2019.

INTEREST INCOME AND OTHER, NET

	Three Months Ended September 30,				Nine Months Ended September 30,
In thousands, except percentages	2019	2018	$ Change	%Change	2019	2018	$ Change	% Change

Interest income and other, net	$265	$241	$24	10%	$817	$676	$141	21%

Interest income and other, net. Interest income and other, net consists primarily of interest income on our cash, cash equivalents and short-term investments. The increase in interest income and other, net of $0.1 million for the nine months ended September 30, 2019 and 2018 was primarily due to higher yields on investments.

INCOME TAX PROVISION

	Three Months Ended September 30,				Nine Months Ended September 30,
In thousands, except percentages	2019	2018	$ Change	% Change	2019	2018	$ Change	% Change

Income tax provision (benefit)	$11	$29	$(18)	(62)%	$170	$(24)	$194	(808)%

Income tax (benefit) provision.  For the three and nine months ended September 30, 2019 and 2018, the income tax provision primarily consisted of state income tax and foreign taxes.

LIQUIDITY AND CAPITAL RESOURCES

Total cash, cash equivalents and investments at September 30, 2019 and December 31, 2018 were $44.8 million and $49.6 million, respectively. The decrease in cash, cash equivalents and investments was primarily due to the Company’s cash payment of $10.0 million to the FTC on April 1, 2019 in settlement of the previously disclosed on-going investigation. This payment was offset by net income for the period and changes impacting other working capital accounts including the timing of accounts receivable collections and vendor payments.

Operating Activities

Net cash used in operating activities was $4.7 million and $0.8 million for the nine months ended September 30, 2019 and 2018, respectively. Net cash used in operating activities primarily reflected the net income (loss) for the period, adjusted for non-cash items such as depreciation, amortization of premiums and discounts on investments, amortization of right-of-use assets, stock-based compensation expense and changes in operating assets and liabilities. The sum of the non-cash items totaled $0.6 million and $1.2 million for the nine months ended September 30, 2019 and 2018, respectively.

Net cash used in operating activities during the nine months ended September 30, 2019 was the result of net income of $3.7 million, adjustments for non-cash items of $0.6 million, and decreases in accounts receivable of $1.9 and prepaid expenses and other current assets of $0.5 million. These were offset by the $10 million payment against the accrued legal settlement and a $1.4 million decrease in accrued compensation and accrued liabilities.

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

Investing Activities

Net cash provided by (used in) investing activities was $1.7 million and ($0.9) million for the nine months ended September 30, 2019 and 2018, respectively. For the nine months ended September 30, 2019, net cash provided by investing activities was primarily due to investment maturities of $24.2 million offset by the purchase of marketable securities for $22.5 million. Net cash used in investing activities for the nine months ended September 30, 2018 was primarily due to purchases, net of maturities of investments of $0.7 million and purchases of property and equipment of $0.2 million.

Financing Activities

Net cash provided by financing activities was $27,000 and $0.2 million for the nine months ended September 30, 2019 and 2018. Net cash provided by financing activities for the nine months ended September 30, 2019 and 2018 were primarily due to proceeds from the purchase of common stock under the Company’s ESPP and from the exercise of stock options.

Working Capital and Capital Expenditure Requirements

At September 30, 2019, we had stockholders’ equity of $52.0 million and working capital of $51.2 million. On April 1, 2019, the Company made a cash payment of $10.0 million to the FTC in settlement of the previously disclosed on-going investigation. We believe that our existing cash balances will be sufficient to meet our working capital requirements, as well as our planned capital expenditures, for at least the next 12 months.

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

As of September 30, 2019, we held $22.7 million in short-term investments (excluding cash and cash equivalents), which consisted primarily of certificates of deposits, government debt securities, corporate notes and bonds, and commercial paper. The weighted average interest rate of our portfolio was approximately 2.1% at September 30, 2019. A decline in interest rates over time would reduce our interest income from our investments. We have limited exposure to market risks from instruments that may impact our balance sheets, statement of comprehensive income (loss), and statement of cash flows. Such exposure is primarily due to changing interest rates.

Impact of Foreign Currency Rate Changes

The functional currencies of our international operating subsidiaries are the local currencies. We translate the assets and liabilities of our foreign subsidiaries at the exchange rates in effect on the balance sheet date. We translate their income and expenses at the average rates of exchange in effect during the period. We include translation gains and losses in the stockholders’ equity section of our consolidated balance sheets. We include net gains and losses resulting from foreign exchange transactions in interest income and other in our consolidated statements of operations. Since we translate foreign currencies (primarily Canadian dollars and Indian rupees) into U.S. dollars for a small portion of our operations, currency fluctuations have had an immaterial impact on our consolidated statements of operations. We have both revenue and expenses that are denominated in foreign currencies. Neither a weaker or stronger U.S. dollar environment would have a material impact on our consolidated statement of operations. The historical impact of currency fluctuations on our consolidated statements of operations has generally been immaterial. As of September 30, 2019, we did not engage in foreign currency hedging activities.

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

Changes in Internal Control over Financial Reporting

Beginning January 1, 2019, we implemented ASC Topic 842, Leases. Although the adoption of the new accounting standard did not have a material impact on our Condensed Consolidated Statement of Operations or Condensed Consolidated Statement of Cash Flows for the nine-month period ended September 30, 2019, we did implement changes to our internal controls related to the implementation of the lease accounting standard. These changes included performing a comprehensive lease scoping analysis to identify, disaggregate and evaluate each of our lease categories to calculate ROU assets and lease liabilities values for our leases. There were no changes that occurred during the nine months ended September 30, 2019 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Other Proceedings

The Company has received and may in the future receive additional requests for information, including subpoenas, from other governmental agencies relating to the subject matter of the Consent Order and the Civil Investigative Demand described above. The Company intends to cooperate with these information requests and is not aware of any other legal proceedings against the Company by governmental authorities at this time.

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

We receive a significant amount of our revenue from a limited number of customers. For the three and nine months ended September 30, 2019, two customers accounted for over 80% of our total revenue. We have long-term agreements that have termination for convenience provisions and no minimum purchase or billable hour commitments in place with our two major customers. As a result, the amount of revenue we derive from these customers can vary significantly, and they may terminate our relationship with them with no advance notice. In the past, sales to our largest customers have fluctuated significantly from period to period and year to year and will likely continue to fluctuate in the future. The loss of these or other significant relationships, the change of the terms or terminations of our arrangements with any of these customers, the reduction or discontinuance of programs or billable hours with any of these customers, or the failure of any of these customers to achieve their targets has in the past adversely affected, and could in the future adversely affect our business. For example, our partners may decide to shorten our billable hours and use other vendors in the provision of their business and/or may periodically place these types of services out for bid. Our competitors, many of whom have significantly more resources than we do, may offer more favorable bids for the same business compared to what we offer; and as a result, we may lose, or face a decline in the business we do with these significant customers.

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

Our stock price is subject to volatility.

Our stock price has experienced substantial price volatility in the past and may continue to do so in the future. Further, our business, the technology industry and the stock market as a whole have experienced extreme stock price and volume fluctuations that have affected stock prices in ways that may have been unrelated to corporate operating performance. We believe our stock price should reflect expectations of future growth and profitability. If we fail to meet expectations related to future growth, profitability, potential future dividends or share repurchases, or other market expectations, our stock price may decline significantly, which could have a material adverse impact on the confidence of our investors and employee retention.

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

We rely on third-party technologies in providing certain of our software and services. Our inability to use, retain or integrate third-party technologies could delay service or software development and could harm our business.

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

We are subject to a variety of laws and regulations, which may differ among jurisdictions, affecting our operations in areas including, but not limited to: intellectual property ownership and infringement; tax; anti-corruption such as the Foreign Corrupt Practices Act and the UK Bribery Act; foreign exchange controls and cash repatriation restrictions; data privacy requirements such as the European Economic Area Privacy Regulation, the General Data Protection Regulation (“GDPR”) and the California Consumer Privacy Act (“CCPA”); competition; Consent Order terms (for example, the recent Consent Order we entered into with the FTC); advertising; employment; product regulations; health and safety requirements; and consumer laws. If we fail to continue to comply with these regulations, we may be unable to provide products or services to certain customers, or we may incur penalties or fines. We are unable to predict the outcome or effects of any of these potential actions or any other legislative or regulatory proposals on our business. Any changes to the legal and regulatory framework applicable to our businesses could have an adverse impact on the results of our operations. Although our management systems are designed to maintain compliance, if we violate or fail to comply with any laws or regulations, applicable consent orders or decrees, a range of consequences could result, including fines, sales limitations, criminal and civil liabilities or other sanctions. The costs of complying with these laws (including the costs of any investigations, auditing and monitoring) could adversely affect our current or future business.

Delaware law and our certificate of incorporation and bylaws contain anti-takeover provisions, and our Board adopted a Section 382 Tax Benefits Preservation Plan, any of which could delay or discourage takeover attempts that some stockholders may consider favorable.

Delaware law and our certificate of incorporation and amended and restated bylaws contain certain provisions, any of which could render more difficult, or discourage a merger, tender offer, or assumption of control of the Company that is not approved by our Board of Directors that some stockholders may consider favorable. In addition, on August 21, 2019, our Board acted to preserve the potential benefits of our NOLs from being limited pursuant to Section 382 of the Code by adopting a Section 382 Tax Benefits Preservation Plan (the “Section 382 Tax Benefits Preservation Plan”). The principal reason our Board adopted the Section 382 Tax Benefits Preservation Plan is that we believe that the NOLs are a potentially valuable asset and the Board believes it is in the Company’s best interests to attempt to protect this asset by preventing the imposition of limitations on their use. While the Section 382 Tax Benefits Preservation Plan is not principally intended to prevent a takeover, it does have a potential anti-takeover effect because an “acquiring person” thereunder may be diluted upon the occurrence of a triggering event. Accordingly, the overall effects of the Section 382 Tax Benefits Preservation Plan may be to render more difficult, or discourage merger, tender offer, or assumption of control by a substantial holder of our securities.

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

SUPPORT.COM, INC.

Date: November 8, 2019	By:	/s/ Richard A. Bloom
Richard A. Bloom
President and Chief Executive Officer

EXHIBIT INDEX TO SUPPORT.COM, INC.
QUARTERLY REPORT ON FORM 10-Q
FOR THE QUARTER ENDED SEPTEMBER 30, 2019

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