Form 10-K
period 2019-12-31
Support.com, Inc.
filed 2020-03-18
CIK 1104855

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K
(Mark One)
☒
ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended December 31, 2019
OR
☐
TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Transition Period from              to
Commission File No. 000-30901

SUPPORT.COM, INC.
(Exact Name of Registrant as Specified in Its Charter)

Delaware	94-3282005
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

1521 Concord Pike (US 202), Suite 301, Wilmington, DE	94089
(Address of Registrant’s Principal Executive Offices)	(Zip Code)

Registrant’s telephone number including area code: (650) 556-9440

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock, $.0001 par value	The NASDAQ Global Select Market
Preferred Stock Purchase Rights	The NASDAQ Global Select Market

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

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).Yes  ☒    No  ☐

The aggregate market value of the registrant’s common stock held by non-affiliates was $27,811,063 as of June 30, 2019.  Shares of common stock held by each executive officer, director, and stockholder known by the registrant to own 10% or more of the outstanding stock based on Schedule 13G filings and other information known to us, have been excluded since such persons may be deemed affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

As of February 28, 2020, there were 19,053,854 shares of the registrant’s common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Part III, Items 10 (as to directors, section 16(a) beneficial ownership and audit committee and audit committee financial expert), 11, 12 (as to beneficial ownership), 13 and 14 incorporate by reference information from the registrant’s definitive proxy statement (the “Proxy Statement”) to be mailed to stockholders in connection with the solicitations of proxies for its 2020 annual meeting of stockholders. Except as expressly incorporated by reference, the registrant’s Proxy Statement shall not be deemed to be part of this report.

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

PART I

ITEM 1. BUSINESS.

Overview

Technology is an increasingly essential feature of the modern life. Personal computers, printers, tablets, smartphones, digital cameras, connected entertainment systems, intelligent virtual assistants, home automation systems, and smart home appliances have become ubiquitous. Each year, these products become more feature-rich, offering many new capabilities. Consumers and small and medium-sized businesses (“SMBs”) now depend on such technology for “must-have” information, communication, and entertainment as well as for tasks and activities in their daily lives. As connected devices proliferate and their eco-systems become more complex, users are facing an increasing number of device-specific issues and interoperability challenges.

The complexity of this environment not only creates challenges for the consumers and small businesses that use the technology, but also for the providers of the devices and connectivity that keeps them working. Customer support organizations increasingly face more difficult problems to solve, often including the need to support third-party products that is beyond their scope and ability. As a result, customer support organizations are increasingly compelled to use third-party expert agents, effective self-service tools, and integrated software and analytics to fundamentally transform how support is delivered.

Moreover, consumers need assistance across the connected device lifecycle, including help with installing, maintaining, and troubleshooting their devices, addressing inter-operability issues, and even learning how to use new features. Consumers need support 24/7, available via desktop, laptop or mobile, and delivered through professionally-trained, expert agents and effective self-service tools. In addition, small businesses need on-demand Help Desk support and managed services to keep their businesses running smoothly.

  Support.com, Inc. is a full-spectrum leader in outsourced call center and direct-to-consumer and small business technical support solutions. With more than 20 years serving both businesses and consumers through white-labeled partnerships or direct solutions, Support.com has the expertise, tools and software to troubleshoot and support all the devices in the connected home, helping people get the most out of their technology.Support.com offers outsourced call center tech support services, cloud-based call center software, and premium tech support and anti-malware software for consumers and small businesses. Our skilled US-based workforce delivers high quality, turnkey support solutions, including presale and post-sale support across all devices in the connected home. Our customers include enterprise-level businesses, small businesses, and individual consumers.

Support.com offers turnkey, outsourced support services for service providers, retailers, original equipment manufacturers (“OEMs”), and warranty providers, internet of things (“IoT”) solution providers, and other technology companies. Designed for both the consumer and SMB end-user markets, our programs include a range of services for connected devices, including pre-purchase concierge advice, device set-up and troubleshooting, inter-operability problem resolution, and virus and malware removal. We help businesses increase revenue, reduce costs, and delight their customers. Our programs offer integrated self-service tools and live agent access, enabling us to offer a lower-cost solution than models based entirely off of live agent interaction, and affording higher levels of customer satisfaction.

Support.com’s enhanced direct-to-consumer and small business offering called TechSolutions enables people to get the most out of their technology, and small businesses to keep their businesses running smoothly. TechSolutions helps users solve a wide range of problems, including setup and troubleshooting, connectivity and interoperability problems, learning new features, and even choosing the right device for them. TechSolutions provides a fully-integrated, seamless tech support experience, featuring both a robust library of free, self-support tools (Guided Paths®) and stellar live support through the company’s Tech Pros who are accessible by phone, chat, or virtual house call, 24/7. Users can access a Tech Pro directly or escalate from a Guided Path without repeating steps, purchasing premium tech support on a subscription or incident basis.

Our Support.com Cloud offering is a software-as-a-service (“SaaS”) solution that enables companies to optimize support interactions with their customers using their own or third-party support personnel. The solution allows companies to more quickly resolve complex technology issues for their customers while providing effective self-service tools that reduce overall call volume, resulting in higher agent productivity and a dramatically improved customer experience.

Our Technical Support Services Programs

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

We deliver our services using our proprietary agent facing and consumer self-help diagnostic tools known as Guided Paths® and technology support specialists who work from their homes rather than in brick and mortar facilities. Our library of Guided Paths® is constantly growing and under refinement as the technology landscape continues to rapidly evolve.  Our technology specialists are recruited, tested, hired and trained on a virtual basis using proprietary methods and remote technology.

Our Support.com Cloud Offering

Support.com Cloud is a SaaS offering that provides significant levels of automation and analytics that enable companies to deliver superior customer support issue resolution while improving both the customer experience and operational performance. Based on insights from supporting millions of connected technology transactions annually, our software architecture is designed to enable problem resolution in a consistent manner by using proprietary, automated workflow while capturing rich data for service delivery optimization. Flexible architecture means that companies can take advantage of additional functionality as their business requirements change, and can add richer analytics, marketing and subscription management, and third-party applications to resolve issues.

Our End-User Software Products

SUPERAntiSpyware® is a malware protection and removal software product available for personal computers and tablets. The software is licensed on an annual, subscription, or perpetual basis, and is sold direct to consumers and businesses, or through re-sellers.

Sales and Marketing

Technology Support Services.   We sell our services through partners and direct to consumers or small businesses. Our partners include leading communication providers, retailers, warranty providers and technology companies. We acquire partners through our business development organization, and we support partners through our account management organization.  Our partnerships typically begin with a pilot phase and can take several weeks to more than a year to progress to a broader roll-out. We typically provide wholesale services to our partners on a per-incident, per-subscription or labor rate basis and our partners bundle our services with their own to their customers – consumers and SMBs.  In these partnerships, the services are generally sold under the partner’s brand. We also sell our services direct to consumers and small businesses using online and offline marketing channels, including but not limited to search engine optimization (SEO), social media, affiliate marketing, and content marketing.

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

We acquire Support.com Cloud customers through our direct sales channel, using Internet-based lead generation strategy, direct outreach, and brand awareness to drive demand.

End-User Software Products.  We license our end-user software products directly to customers and through re-sellers or partners. To date, a majority of our end-user software revenue has come through direct sales to customers. Online advertising allows customers to click through to our software offerings where they can order and download our products on demand. In addition to fully featured software products available for a license fee, a substantial percentage of our end-user software revenue arises from customers who download free trial versions of our software or free versions of our software with limited functionality before making a purchase decision.

Engineering and IT

We maintain dedicated engineering and IT teams in Sunnyvale, California, and Eugene, Oregon. Engineering and IT expense was $4.1 million in 2019 and $2.8 million in 2018.

We develop, maintain, and continue to improve proprietary, market-leading, cloud-based technologies that are essential to our business. We focus our investment in engineering and IT across the following major areas: the creation and refinement of our Guided Paths® library; solutions for support interaction optimization; endpoint applications and other extensions to gather data to assist support interactions and allow remote support when necessary; business analytics and reporting; open application interfaces; and internal service delivery management tools.

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

With respect to partnerships for our technology support services, our competitors include companies focused on premium technology services, providers of electronics warranties, emerging IoT technology support providers, global business process outsourcing providers or contact centers focused on technical support and other companies who offer technical support through partners. We believe the principal competitive factors in our services market include: pricing; breadth and depth of service offerings; quality of the customer experience; proprietary technology; time to market; account management; vendor reputation; scale; and financial resources.

With regard to our direct-to-consumer and SMB technical support services, our competitors include retailers, multiple system operators (MSOs)/internet service providers (ISPs), and smaller privately-held or local companies in the home installation, computer repair, or general tech support space. We believe the principal competitive factors in our premium tech support market include the breadth of service offering, value-based and flexible pricing, customer experience and service levels, and company reputation and heritage.

With respect to licenses of our Support.com Cloud offering, our competitors include companies focused on service desk, knowledge management, remote support and IT process automation. We believe the principal competitive factors in our SaaS offering include breadth and depth of functionality; ease of implementation; performance; scalability; pricing; vendor reputation; financial resources; and customer support.  We believe that our Support.com Cloud offering can compete favorably because it provides an integrated solution that covers different areas of functionality required by customers.

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

Employees

As of December 31, 2019, we had 1,231 employees, of whom 1,140 were work-from-home agents and 91 were corporate employees. In addition to our work-from-home employees, we also use contract labor.  None of our employees are covered by collective bargaining agreements.

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

ITEM 1A. RISK FACTORS

This report contains forward-looking statements regarding our business and expected future performance as well as assumptions underlying or relating to such statements of expectation, all of which are “forward looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. We are subject to many risks and uncertainties that may materially affect our business and future performance and cause those forward-looking statements to be inaccurate. Words such as “expects,” “anticipates,” “intends,” “plans,” “believes,” “forecasts,” “estimates,” “seeks,” “may result in,” “focused on,” “continue to,” “on-going” and similar expressions often identify forward-looking statements. In this report, forward-looking statements include, without limitation, statements regarding the following:

●
Our expectations regarding revenues, cash flows, expenses, including cost of revenue, sales and marketing, engineering and IT efforts, and administrative expenses, and profits;
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
●
Our expectations regarding the results of pending, threatened or future litigation; and
●
Our expectations regarding the results of pending, threatened or future government investigations and audits, including, without limitation, those investigations and audits described in Part II. Item 3. Legal Proceedings of this report.

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
●
Costs related to the defense and settlement of government investigations, requests for information and audits, which can also have an additional adverse impact on us because of negative publicity, diversion of management resources and other factors, including, without limitation, those audits, requests for information and investigations described in Part II. Item 3. Legal Proceedings of this report;
●
The effects of any acquisitions, divestitures or significant investments; and
●
Potential losses on investments, or other losses from financial instruments we may hold that are exposed to market risk.

Due to fluctuations in our quarterly and annual results of operations and other factors, the price at which our common shares trades may be volatile. Accordingly, you may not be able to resell your common shares at or above the price you paid. In future periods, our stock price could decline if, amongst other factors, our revenue or operating results are below our estimates or the estimates or expectations of securities analysts and investors.

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

We receive a significant amount of our revenue from a limited number of customers. For the year ended December 31, 2019, two customers accounted for over 80% of our total revenue. We have long-term agreements that have termination for convenience provisions and no minimum purchase or billable hour commitments in place with our two major customers. As a result, the amount of revenue we derive from these customers can vary significantly, and they may terminate our relationship with them with no advance notice. In the past, sales to our largest customers have fluctuated significantly from period to period and year to year and will likely continue to fluctuate in the future. The loss of these or other significant relationships, the change of the terms or terminations of our arrangements with any of these customers, the reduction or discontinuance of programs or billable hours with any of these customers, or the failure of any of these customers to achieve their targets has in the past adversely affected, and could in the future adversely affect our business. For example, our partners may decide to shorten our billable hours and use other vendors in the provision of their business and/or may periodically place these types of services out for bid. Our competitors, many of whom have significantly more resources than we do, may offer more favorable bids for the same business compared to what we offer; and as a result, we may lose, or face a decline in the business we do with these significant customers.

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
●
Manage and respond to present, threatened, and future litigation; and
●
Manage and respond to present, threatened or future government investigations and audits, including, without limitation, those audits and investigations described in Part II. Item 3 Legal Proceedings of this report.

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

We have been named as a party to several lawsuits, government inquiries or investigations and other legal proceedings (referred to as “litigation”), and we may be named in additional ones in the future. Please see “Part II, Item 3. Legal Proceedings” for a more detailed description of material litigation matters in which we are currently engaged. Any potential litigation also could force us to do one or more of the following:

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

A number of competitive offerings exist in the market, providing various features that may overlap with our Support.com offerings today or in the future. Some competitors in these markets far exceed our spending on sales and marketing activities and benefit from greater existing brand awareness, channel relationships and existing customer relationships. We may not be able to reach the market effectively and adequately or convey our differentiation as needed to grow our customer base. To reach our target market effectively, we may be required to continue to invest substantial resources in sales and marketing and engineering and IT activities, which could have a material adverse effect on our financial results. In addition, if we fail to develop and maintain competitive features, deliver high-quality products and satisfy existing customers, our Support.com offerings could fail to grow. Disruptions in infrastructure operations could impair our ability to deliver Support.com offerings to customers, thereby affecting our reputation with existing and prospective customers and possibly resulting in monetary penalties or financial losses.

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

Our business involves direct sale and licensing of services and software to consumers and SMBs, and we typically include customary indemnification provisions in favor of our partners in our agreements for the distribution of our services and software.  As a result, we can be subject to consumer litigation and legal proceedings related to our services and software, including putative class action claims and similar legal actions, including, but not limited to, consumer litigation and legal proceedings that may arise related to the FTC and DOL investigations described in Part II. Item 3. Legal Proceedings in this report.  We can also be subject to employee litigation and legal proceedings related to our employment practices attempted on a class or representative basis. Such litigation can be expensive and time-consuming regardless of the merits of any action and could divert management’s attention from our business.  The cost of defense can be large as can any settlement or judgment in an action.  The outcome of any litigation is uncertain and could significantly impact our financial results. Regardless of outcome, litigation can have an adverse impact on us because of defense costs, negative publicity, diversion of management resources and other factors.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS.

Not applicable.

ITEM 2. PROPERTIES.

Administrative and engineering activities are conducted in in Sunnyvale, California. On March 23, 2018, we entered into a two-year lease agreement with an effective date of April 1, 2018 for our Sunnyvale, CA office facility, covering approximately 6,283 square feet with the monthly rent of $15,000. The lease is scheduled to expire on March 31, 2020. We also lease office facilities in Eugene, Oregon for which the lease agreement expired on December 31, 2018 and we have renewed the 3-year term from January 1, 2018 to December 31, 2020. We also lease an office in Louisville, Colorado for which the lease agreement expired on January 31, 2017 and afterward the lease term is auto renewal every 12 months. We recently signed a one-year lease in Louisville, Colorado from February 1, 2019 to January 31, 2020 and thereafter converted to a month-to-month basis. In addition, we lease office space in Manila, Philippines for which the lease expired on May 15, 2018 and converted to a month-to-month basis. On January 8, 2019, we signed a new lease for the office in Manila, Philippines and the lease term is on a month to month basis.

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

PART II

ITEM 5. MARKET FOR THE REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Market of Common Stock

Our common stock has been traded publicly on the Nasdaq Global Select Market (“Nasdaq”) under the symbol “SPRT” since July 19, 2000. Before July 19, 2000, there was no public market for our common stock. The following table sets forth the highest and lowest sale price of our common stock for the quarters indicated:

	Low	High
Fiscal Year 2019:
First Quarter	$2.07	$2.60
Second Quarter	$1.48	$2.78
Third Quarter	$1.48	$1.73
Fourth Quarter	$1.05	$2.20
Fiscal Year 2018:
First Quarter	$2.41	$2.99
Second Quarter	$2.56	$3.15
Third Quarter	$2.63	$3.01
Fourth Quarter	$2.29	$3.03

Holders of Record

As of February 29, 2020, there were approximately 89 holders of record of our common stock (not including beneficial holders of stock held in street name).

Dividend Policy

Historically, we have not declared or paid any cash dividends on our capital stock. As a part of the board of directors’ ongoing capital allocation review, on December 6, 2019 the board of directors authorized and declared a special cash distribution of $1.00 per share on each outstanding share of the Company’s common stock. The record date for this distribution was December 17, 2019 and the payment date was December 26, 2019. Accordingly, the Company paid $19.1 million to shareholders on December 26, 2019.

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

ITEM 6. SELECTED CONSOLIDATED FINANCIAL DATA.

As a “smaller reporting company,” as defined in Rule 12b-2 of the Exchange Act, we are not required to provide the information called for by this Item.

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

Overview

Support.com, Inc. is a full-spectrum leader in outsourced call center and direct-to-consumer and small business technical support solutions. With more than 20 years of providing high quality technical support services to consumers and small businesses through white-labeled partnerships or direct solutions, Support.com has the expertise, tools and software solutions to troubleshoot and maintain all the devices in the connected home and business. The company's skilled U.S.-based live agents and rich self-support tools troubleshoot thousands of technical support issues consumers and small businesses face on an ongoing basis. Support.com delivers high quality, turnkey technical support solutions, software and digital support experiences that enable customers to get the most out of their technology.

Total revenue for the year ended December 31, 2019 decreased by $6.2 million, or 8.9%, from 2018. The decrease in service revenue of $4.9 million was primarily due to a decrease in the billable hours of our largest customer somewhat offset by an increase in revenues of other major customers.  Revenue from software and other for the year ended December 31, 2019 decreased by $1.3 million from 2018 primarily due to the termination of a sales agreement with a major customer.

Cost of services. Cost of services consists primarily of compensation costs, and contractor, technology and telecommunication expenses related to the delivery of services. The decrease of $10.7 million, or 19%, from 2018 was primarily attributable lower compensation costs commensurate with the lower revenues as headcount decreased from 2,035 employees at December 31, 2018 to 1,231 employees at December 31, 2019.

Cost of software and other. Cost of software and other fees consists primarily of third-party royalty fees for our end-user software products. The modest decrease in cost of software and other was mainly driven by lower third party fees.

Total gross profit increased from 17% to 26%, year-over-year, due to the lower cost of services which is attributable to primarily lower compensation and employee related costs.

Operating expenses for the year ended December 31, 2019 decreased by $8.5 million or 39% from 2018.  The decrease is primarily driven by the one-time $10 million litigation settlement charge incurred in 2018 offset by increased compensation and consulting costs in Engineering and IT during 2019.

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

Critical Accounting Policies and Estimates

In preparing our consolidated financial statements in conformity with generally accepted accounting principles in the United States, we make assumptions, judgments and estimates that can have a significant impact on our revenue and operating results, as well as on the value of certain assets and liabilities on our consolidated balance sheet. We base our assumptions, judgments and estimates on historical experience and various other factors that we believe to be reasonable under the circumstances. Actual results could differ materially from these estimates under different assumptions or conditions. On a regular basis we evaluate our assumptions, judgments and estimates and make changes accordingly. We believe that the assumptions, judgments and estimates involved in the accounting for revenue recognition, fair value measurements, self-insurance accruals, accounting for intangible assets, stock-based compensation and accounting for income taxes have the greatest potential impact on our consolidated financial statements, so we consider these to be our critical accounting policies. We discuss below the critical accounting estimates associated with these policies. For further information on the critical accounting policies, see Note 1 of our Notes to Consolidated Financial Statements. There have been no significant changes in these critical accounting policies and estimates except the accounting for leases during the year ended December 31, 2019. For information regarding the impact of Topic 842 adoption, see Significant Accounting Policies - Leases and Note 8— Leases.

Disaggregation of Revenue

We generate revenue from the sale of services and sale of software for end-user software products provided through direct customer downloads and through the sale of these end-user software products via partners. The following table depicts the disaggregation of revenue (in thousands) according to revenue type and is consistent with how we evaluate our financial performance:

Revenue from Contracts with Customers:

	Twelve months ended December 31,
	2019	2018
Services	$59,545	$64,476
Software and other	3,788	5,073
Total revenue	$63,333	$69,549

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

Results of Operations

The following table presents certain Consolidated Statements of Operations data for the periods indicated as a percentage of total revenue:

	Year Ended December 31,
	2019	2018
Revenue:
Services	94%	93%
Software and other	6	7
Total revenue	100	100
Cost of revenue:
Cost of services	74	82
Cost of software and other	-	1
Total cost of revenue	74	83
Gross profit	26	17
Operating expenses:
Engineering and IT	7	4
Sales and marketing	3	3
General and administrative	12	11
Legal settlement	-	14
Total operating expenses	22	32
Income (loss) from operations	4	(15)
Interest income and other, net	2	1
Income (loss), before income taxes	6	(14)
Income tax provision	-	-
Income (loss), after income taxes	6%	(14)%

Years Ended December 31, 2019 and 2018:

Revenue

($ in thousands)	2019	% Change 2018 to 2019	2018
Services	$59,545	(8)%	$64,476
Software and other	3,788	(25)%	5,073
Total revenue	$63,333	(9)%	$69,549

Services. Services revenue consists primarily of fees for customer support services generated from our partners.  We provide these services remotely, generally using personnel who utilize our proprietary technology to deliver the services. Services revenue is also comprised of licensing of our Support.com Cloud applications. Services revenue for the year ended December 31, 2019 decreased by $4.9 million from 2018.  The decrease in service revenue was primarily due to the decrease in the billable hours of our major customers. For the year ended December 31, 2019, services revenue generated from our partnerships was $56.6 million compared to $61.0 million for 2018. For the year ended December 31, 2019, direct services revenue was $2.9 million compared to $3.5 million for 2018. As with any market that is undergoing shifts, timing of downward pressures and growth opportunities in our services programs are difficult to predict. We are experiencing downward pressure with some of our services programs as personal computer and certain retail markets are subject to internal re-alignment and other sector specific softness. However, we still see opportunity in the market for growth with our service partners as a result of the evolving support market trends.

Software and other. Software and other revenue is comprised primarily of fees for end-user software products provided through direct customer downloads, and, to a lesser extent, through the sale of these software products via partners. Software and other revenue for the year ended December 31, 2019 decreased compared with the year ended 2018 primarily due to the cancellation of a significant partner contract as well as some softness in new subscriptions and renewals. For the year ended December 31, 2019, direct software and other revenue was $1.9 million compared to $2.8 million for 2018. For the year ended December 31, 2019, software and other revenue generated from our partnerships was $1.9 million compared to $2.7 million for 2018.

Revenue Mix

The components of revenue, expressed as a percentage of total revenue were:

	Year Ended December 31
	2019	2018
Services	94%	93%
Software and other	6%	7%
Total revenue	100%	100%

For the year ended December 31, 2019, Comcast and Cox Communications accounted for 65% and 26% of our total revenue, respectively. For the year ended December 31, 2018, Comcast and Cox Communications accounted for 63% and 25% of our total revenue, respectively. No other customers accounted for 10% or more of our total revenue in any year presented.  Revenue from customers outside the United States was less than 1% of our total revenue in 2019 and 2018.

Cost of Revenue

($ in thousands)	2019	% Change 2018 to 2019	2018
Cost of services	$46,714	(19)%	$57,396
Cost of software and other	151	(27)%	208
Total cost of revenues	$46,865	(19)%	$57,604

Cost of services. Cost of services consists primarily of compensation costs and contractor expenses for providing services, technology and telecommunication expenses related to the delivery of services and other personnel-related expenses in service delivery. The decrease of $10.7 million in cost of services for the year ended December 31, 2019 compared to 2018 includes a decrease in compensation and employee related charges associated with the decrease in headcount.

Cost of software and other. Cost of software and other fees consists primarily of third-party royalty fees for our end-user software products, wages, and processing fees.  Cost of software and other were relatively flat year-over-year.

Operating expenses

($ in thousands)	2019	% Change 2018 to 2019	2018
Engineering and IT	$4,078	47%	$2,780
Sales and marketing	1,760	(4)%	1,823
General and administrative	7,679	4%	7,408
Legal settlement	—	(100)%	10,000
Total operating expenses	$13,517	(39)%	$22,011

Engineering and IT. Engineering an IT expense consists primarily of compensation costs, third-party consulting expenses and related overhead costs for engineering and IT personnel. Engineering an IT costs are expensed as they are incurred. The increase of $1.3 million in engineering an IT expense for the year ended December 31, 2019 compared to 2018 resulted primarily from an increase in salary and employee related expenses due to changes in headcount and higher consulting fees.

Sales and marketing. Sales and marketing expense consists primarily of compensation costs of business development, program management and marketing personnel, as well as expenses for lead generation and promotional activities, including public relations, advertising and marketing. Sales and marketing costs for the year ended December 31, 2019 were relatively flat with 2018, with no significant changes in the components of these amounts.

 General and administrative. General and administrative expense consists primarily of compensation costs and related overhead costs for administrative personnel and professional fees for legal, accounting and other professional services.  General and administrative expense for the year ended December 31, 2019 were relatively flat with 2018, with no significant changes in the components of these amounts.

Legal settlement. Legal settlement consists of a legal settlement with a FTC related investigation. On November 6, 2018, the FTC and the Company reached a $10 million settlement agreement and the Company agreed to record a $10.0 million legal settlement on the Consolidated Statements of Operations for the period ended December 31, 2018. This amount was paid on April 1, 2019.

Interest income and other, net

($ in thousands)	2019	% Change 2018 to 2019	2018
Interest income and other, net	$1,049	9%	$965

Interest income and other, net.  Interest income and other, net consists primarily of interest income on our cash, cash equivalents and short-term investments.  The increase in interest income and other, net of $84,000 for the year ended December 31, 2019 compared to 2018 was primarily due to due to higher yields on investments.

Income tax provision (benefit)

($ in thousands)	2019	% Change 2018 to 2019	2018
Income tax provision (benefit)	$154	(155%)	$(1)

Income tax provision (benefit).  The income tax provision (benefit) is comprised of estimates of current taxes due in domestic and foreign jurisdictions and changes in deferred tax balances. For the year ended December 31, 2019, the income tax provision consisted of a $138 provision for foreign taxes and a $16 provision for state income tax. For the year ended December 31, 2018, the income tax provision / (benefit) consisted of a ($9) provision (benefit) for foreign taxes and an $8 provision for state income tax.

Liquidity and Capital Resources

Total cash, cash equivalents and short-term investments at December 31, 2019 and 2018 was $26.4 million and $49.6 million, respectively. Cash equivalents and short-term investments are comprised of money market funds, certificates of deposit, corporate notes and bonds, and U.S. government agency securities. The decrease in cash, cash equivalents and investments was primarily due to the cash payment of $10.0 million to the FTC on April 1, 2019 in settlement of the previously disclosed on-going investigation and the Company’s cash distribution to shareholders of $19.1 million on December 26, 2019. These payments were offset by net income for the period and changes impacting other working capital accounts.

Operating Activities

Net cash provided by (used in) operating activities was $(4.1) million for the year ended December 31, 2019, and $0.8 million for the year ended December 31, 2018.  Net cash provided by (used in) operating activities primarily reflects the net income (loss) for the period, adjusted for non-cash items and changes in operating assets and liabilities.

Net cash used in operating activities during 2019 was the result of a net income for the period of $3.8 million, adjusted for non-cash items totaling $0.7 million and changes in operating assets and liabilities of ($8.6) million.  Adjustments for non-cash items primarily consisted of stock-based compensation expense of $0.3 million and depreciation on fixed assets of $0.3 million.  Changes in operating assets and liabilities primarily consisted of the $10 million payment of the accrued legal settlement related to the FTC investigation and a $1.8 million decrease in accrued compensation due to the timing of our payroll cycles offset by a decrease in accounts receivable, net, of $2.9 million due to decreased revenue from Comcast, and a $0.3 million decrease in prepaid and other current assets.

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

Investing Activities

Net cash provided by investing activities was $8.0 million for the year ended December 31, 2019 and $6.3 million for the year ended December 31, 2018.  Net cash provided by investing activities in 2019 was primarily due to sales and maturities of investments of $43.0 million offset by purchases of investments of ($34.9) million and purchases of property and equipment of ($0.1) million.

Net cash provided by investing activities was $6.3 million for the year ended December 31, 2018.  Net cash provided by investing activities in 2018 was primarily due to purchases of investments of ($30.0) million and purchases of property and equipment of ($0.2) million offset by sales and maturities of investments of $37.0 million.

Financing Activities

Net cash provided by (used in) financing activities was ($19.0) million for the year ended December 31, 2019 and $257,000 for the year ended December 31, 2018.  In 2019, cash used in financing activities was primarily attributable to the $19.1 million payment of a special distribution to shareholders and $48,000 of proceeds from the issuance of common stock under employee stock purchase plans.

Net cash provided by financing activities was $0.3 million for the year ended December 31, 2018.  In 2018, cash provided by financing activities was primarily attributable to the $0.2 million in proceeds from exercise of stock options and $0.1 million in proceeds from the issuance of common stock under employee stock purchase plans.

Working Capital and Capital Expenditure Requirements

At December 31, 2019, we had stockholders’ equity of $33.2 million and working capital of $32.5 million. We believe that our existing cash balances will be sufficient to meet our working capital requirements for at least the next 12 months.

If we require additional capital resources to grow our business internally or to acquire complementary technologies and businesses at any time in the future, we may seek to sell additional equity or debt securities. The sale of additional equity could result in more dilution to our stockholders.

Contractual Obligations

The following table summarizes our contractual obligations at December 31, 2019 and the effect these contractual obligations are expected to have on our liquidity and cash flows in future periods (in thousands):

	Payments Due By Period
	Total	Less than 1 year	1 - 3 Years	More than 3 Years
Operating leases	$381	$274	$107	$—
Uncertain tax positions, including interest and penalties	137	—	—	137
	$518	$274	$107	$137

These obligations are for non-cancelable operating leases including our headquarters office and offices to carry out engineering and IT and operations globally.

Off-Balance Sheet Arrangements

At December 31, 2019, we did not have any significant off-balance sheet arrangements, as defined in Item 303(a) (4) (ii) of Regulation S-K.

Recent Accounting Pronouncements

See Note 1 – Organization and Summary of Significant Accounting Policies to the Consolidated Financial Statements included in Part II, Item 8 of this Annual Report on Form 10-K for a summary of new accounting standards.

ITEM 7A QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

As a “smaller reporting company,” as defined in Rule 12b-2 of the Exchange Act, we are not required to provide the information called for by this Item.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

SUPPORT.COM, INC.

Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors of Support.com, Inc.

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheet of Support.com, Inc. (the “Company”) as of December 31, 2019 and 2018, the related consolidated statement of operations, comprehensive income, stockholders' equity, and cash flows for each of the years ended December 31, 2019 and 2018, and the related notes collectively referred to as the “financial statements”. In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2019 and 2018, and the results of its operations and its cash flows for the year ended December 31, 2019 and 2018, in conformity with accounting principles generally accepted in the United States of America.

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

/s/ Plante & Moran, PLLC

Denver, Colorado

March 18, 2020

We have served as the Company’s auditor since 2017.

SUPPORT.COM, INC.

CONSOLIDATED BALANCE SHEETS
(in thousands except share and per share data)

	December 31,
	2019	2018
ASSETS
Current assets:
Cash and cash equivalents	$10,087	$25,182
Short-term investments	16,327	24,467
Accounts receivable, less allowance of $28 and $13 at December 31, 2019 and 2018, respectively	9,398	12,292
Prepaid expenses and other current assets	728	999
Total current assets	36,540	62,940
Property and equipment, net	533	703
Intangible assets	250	250
Other assets	717	707
Total assets	$38,040	$64,600
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$277	$368
Accrued compensation	1,610	3,423
Other accrued liabilities	1,001	978
Accrued legal settlement	-	10,000
Short-term deferred revenue	1,193	1,135
Total current liabilities	4,081	15,904
Other long-term liabilities	792	800
Total liabilities	4,873	16,704
Commitments and contingencies (Note 4)
Stockholders’ equity:
Common stock; par value $0.0001, 50,000,000 shares authorized; 19,536,768 issued and 19,053,854 outstanding at December 31, 2019; 19,438,178 issued and 18,955,264 outstanding at December 31, 2018	2	2
Additional paid-in capital	250,092	268,794
Treasury stock, at cost (482,914 shares at December 31, 2019 and December 31, 2018)	(5,297)	(5,297)
Accumulated other comprehensive loss	(2,380)	(2,507)
Accumulated deficit	(209,250)	(213,096)
Total stockholders’ equity	33,167	47,896
Total liabilities and stockholders’ equity	$38,040	$64,600

See accompanying notes.

SUPPORT.COM, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands except per share data)

	Year Ended December 31,
	2019	2018
Revenue:
Services	$59,545	$64,476
Software and other	3,788	5,073
Total revenue	63,333	69,549
Costs of revenue:
Cost of services	46,714	57,396
Cost of software and other	151	208
Total cost of revenue	46,865	57,604
Gross profit	16,468	11,945
Operating expenses:
Engineering and IT	4,078	2,780
Sales and marketing	1,760	1,823
General and administrative	7,679	7,408
Legal settlement	—	10,000
Total operating expenses	13,517	22,011
Income (loss) from operations	2,951	(10,066)
Interest income and other, net	1,049	965
Income (loss) from operations, before income taxes	4,000	(9,101)
Income tax provision (benefit)	154	(1)
Net income (loss)	$3,846	$(9,100)

Basic and diluted income (loss) per share
Basic	$0.20	$(0.48)
Diluted	$0.20	$(0.48)

Shares used in computing per share amounts
Basic	18,977	18,826
Diluted	19,026	18,826

See accompanying notes.

SUPPORT.COM, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(in thousands)

	Year Ended December 31,
	2019	2018

Net income (loss)	$3,846	$(9,100)

Other comprehensive income (loss):
Change in foreign currency translation adjustment	49	(414)
Change in net unrealized gain on investments	78	15
Other comprehensive income (loss)	127	(399)

Comprehensive income (loss)	$3,973	$(9,499)

See accompanying notes.

SUPPORT.COM, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(in thousands, except share data)

	Common Stock
	Shares	Amount	Additional Paid-In Capital	Treasury Stock	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders’ Shares
Balances at December 31, 2016	18,548,180	$2	$267,400	$(5,295)	$(2,329)	$(202,470)	$57,308
Net loss	—	—	—	—	—	(1,526)	(1,526)
Partial shares in reverse split	(40)		(1)				(1)
Other comprehensive income	—	—	—	—	221	—	221
Stock-based compensation expense	—	—	430	—	—	—	430
Issuance of common stock upon exercise of stock options for cash and releases of RSUs	153,824	—		—	—	—
Issuance of common stock under employee stock purchase plan	28,018	—	28	—	—	—	28
Repurchase of common stock	(1,070)	—	—	(2)	—	—	(2)
Balances at December 31, 2017	18,728,912	$2	$267,857	$(5,297)	$(2,108)	$(203,996)	$56,458

Net loss	—	—	—	—		(9,100)	(9,100)
Other comprehensive income	—	—	—	—	(399)	—	(399)
Stock-based compensation expense	—	—	680	—	—	—	680
Issuance of common stock under employee stock purchase plan	31,387	—	72	—	—	—	72
Balances at December 31, 2018	18,955,264	$2	$268,794	$(5,297)	$(2,507)	$(213,096)	$47,896

Net income	—		—	—		3,846	3,846
Other comprehensive income	—	—	—	—	127	—	127
Stock-based compensation expense	—	—	304	—	—	—	304
Dividend payout			(19,054)				(19,054)
Issuance of common stock upon exercise of stock options for cash and releases of RSUs	72,724	—	—	—	—	—	—
Issuance of common stock under employee stock purchase plan	25,866	—	48	—	—	—	48
Balances at December 31, 2019	19,053,854	$2	$250,092	$(5,297)	$(2,380)	$(209,250)	$33,167

See accompanying notes.

SUPPORT.COM, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Year Ended December 31,
	2019	2018
Operating activities:
Net income (loss)	$3,846	$(9,100)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Stock-based compensation expense	304	680
Amortization of premiums and discounts on investments	83	176
Depreciation	294	638
Deferred income taxes	-	-
Changes in operating assets and liabilities:
Accounts receivable, net	2,893	341
Prepaid expenses and other current assets	282	(210)
Other assets	40	159
Accounts payable	(92)	136
Accrued legal settlement	(10,000)	10,000
Accrued compensation	(1,804)	257
Other accrued liabilities	26	(358
Other long-term liabilities	18	(85)
Deferred revenue	58	(884)
Net cash provided by (used in) operating activities	(4,052)	796

Investing activities:
Purchases of property and equipment	(124)	(208)
Disposal of property and equipment	3	-
Purchases of investments	(34,898)	(30,049)
Proceeds from sale of investments	9,766	-
Maturities of investments	33,267	36,604
Net cash provided by investing activities	8,014	6,347

Financing activities:
Proceeds from exercise of stock options	-	185
Proceeds from employee stock purchase plan	48	72
Payment of dividend	(19,054)	-
Net cash provided by (used in) financing activities	(19,006)	257
Net increase (decrease) in cash and cash equivalents	(15,044)	7,400
Effect of exchange rate changes on cash and cash equivalents	(51)	(268)
Cash and cash equivalents at beginning of year	25,182	18,050
Cash and cash equivalents at end of year	$10,087	$25,182

Supplemental schedule of cash flow information:

Cash paid for income taxes	$98	$72

See accompanying notes.

SUPPORT.COM, INC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1. Organization and Summary of Significant Accounting Policies

Nature of Operations

Support.com, Inc. (“Support.com”, “the Company”, “We” or “Our”), was incorporated in the state of Delaware on December 3, 1997.  Our common stock trades on the Nasdaq Capital Market under the symbol “SPRT.”

Support.com provides technical support solutions for both businesses and consumers, delivering the expertise, tools, and software solutions to support all the devices in the connected home and business. Support.com’s tech support solutions cover the lifecycle of the connected device, including setup, troubleshooting, connectivity and interoperability problems, learning to use new features, and even pre-sales questions such as device compatibility. Functioning as a partner to large enterprise and retailer customers, Support.com offers OEMs, MSOs/ISPs, retailers, and other enterprise customers customized, turnkey support programs--including pre-sale and post-sale support--with a comprehensive, integrated approach covering all connected devices. Through TechSolutions, Support.com provides its technical expertise direct to consumers and small businesses with affordable, 24/7 access to expert tech support via phone, chat, virtual house calls, or step-by-step DIY guides. TechSolutions’ fully-integrated, seamless tech support experience combines live agents, available via phone or chat, with a robust library of free, DIY self-support tools, called Guided Paths, which offer step-by-step instructions and tutorials for thousands of tech problems.

Basis of Presentation

The consolidated financial statements include the accounts of Support.com and its wholly-owned foreign subsidiaries. All intercompany transactions and balances have been eliminated.

Impact of Disease Outbreak

On March 11, 2020, the World Health Organization declared the outbreak of a respiratory disease caused by a new coronavirus as a “pandemic”. First identified in late 2019 and known now as COVID-19, the outbreak has impacted thousands of individuals worldwide. In response, many countries have implemented measures to combat the outbreak which have impacted global business operations. As of the date of issuance of the financial statements, the Company’s operations have not been significantly impacted, however, the Company continues to monitor the situation. No impairments were recorded as of the balance sheet date as no triggering events or changes in circumstances had occurred as of year-end; however, due to significant uncertainty surrounding the situation, management's judgment regarding this could change in the future. In addition, while the Company’s results of operations, cash flows and financial condition could be negatively impacted, the extent of the impact cannot be reasonably estimated at this time.

Foreign Currency Translation

The functional currency of our foreign subsidiaries is generally the local currency. Assets and liabilities of our wholly owned foreign subsidiaries are translated from their respective functional currencies at exchange rates in effect at the balance sheet date, and revenues and expenses are translated at average exchange rates prevailing during the year. Any material resulting translation adjustments are reflected as a separate component of stockholders’ equity in accumulated other comprehensive income (loss). Realized foreign currency transaction gains (losses) were not material during the years ended December 31, 2019 and 2018.

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

The following table summarizes the allowance for doubtful accounts as of December 31, 2019 and 2018 (in thousands):

	Balance at Beginning of Period	Adjustments to Costs and Expenses	Write- offs	Balance at End of Period
Allowance for doubtful accounts:
Year ended December 31, 2018	$9	$24	$(20)	$13
Year ended December 31, 2019	$13	$40	$(25)	$28

As of December 31, 2019, Comcast and Cox Communications accounted for approximately 59% and 33% of our total accounts receivable, respectively. As of December 31, 2018, Comcast and Cox Communications accounted for approximately 71% and 20% of our total accounts receivable, respectively. No other customers accounted for 10% or more of our total accounts receivable as of December 31, 2019 and 2018.

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

We monitor our investments for impairment on a quarterly basis and determine whether a decline in fair value is other-than-temporary by considering factors such as current economic and market conditions, the credit rating of the security’s issuer, the length of time an investment’s fair value has been below our carrying value, the Company’s intent to sell the security and the Company’s belief that it will not be required to sell the security before the recovery of its amortized cost. If an investment’s decline in fair value is deemed to be other-than-temporary, we reduce its carrying value to its estimated fair value, as determined based on quoted market prices or liquidation values. Declines in value judged to be other-than-temporary, if any, are recorded in operations as incurred. At December 31, 2019, the Company evaluated its unrealized losses on security investments and determined them to be temporary. We currently do not intend to sell securities with unrealized losses, and we concluded that we will not be required to sell these securities before the recovery of their amortized cost basis.

At December 31, 2019 and 2018, the estimated fair value of cash, cash equivalents and investments was $26.4 million and $49.6 million, respectively.  The following is a summary of cash, cash equivalents and investments at December 31, 2019 and 2018 (in thousands):

	For the Year Ended December 31, 2019
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Cash	$7,814	$—	$—	$7,814
Money market fund	1,137	—	—	1,137
Certificates of deposit	475	—	—	475
Commercial paper	6,912	—	(1)	6,911
Corporate notes and bonds	7,922	15	(4)	7,933
U.S. government agency securities	2,145	—	(1)	2,144
	$26,405	$15	$(6)	$26,414
Classified as:
Cash and cash equivalents	$10,087	$—	$—	$10,087
Short-term investments	16,318	15	(6)	16,327
	$26,405	$15	$(6)	$26,414

	For the Year Ended December 31, 2018
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Cash	$8,391	$—	$—	$8,391
Money market fund	14,295	—	—	14,295
Certificates of deposit	1,171	—	(1)	1,170
Commercial paper	3,986	—	(1)	3,985
Corporate notes and bonds	14,899	—	(66)	14,833
U.S. government agency securities	6,976	—	(1)	6,975
	$49,718	$—	$(69)	$49,649
Classified as:
Cash and cash equivalents	$25,182	$—	$—	$25,182
Short-term investments	24,536	—	(69)	24,467
	$49,718	$—	$(69)	$49,649

The following table summarizes the estimated fair value of our marketable securities classified by the stated maturity date of the security (in thousands):

	December 31,
	2019	2018
Due within one year	$12,754	$20,874
Due within two years	3,573	3,593
	$16,327	$24,467

We determined that the gross unrealized losses on our security investments as of December 31, 2019 are temporary in nature. The fair value of our security investments at December 31, 2019 and 2018 reflects a net unrealized gain (loss) of $9,000 and $(69,000), respectively.  There was net realized gains of $2,000 and $0 on security investments in the years ended December 31, 2019 and 2018.  The cost of securities sold is based on the specific identification method.

The following table sets forth the unrealized losses for the Company’s security investments as of December 31, 2019 and 2018 (in thousands):

As of December 31, 2019	In Gain Position Less Than 12 Months		In (Loss) Position More Than 12 Months		Total in Gain Position
Description	Fair Value	Unrealized Gain (Losses)	Fair Value	Unrealized (Losses)	Fair Value	Unrealized Gain (Losses)
Certificates of deposit	$475	$—	$—	$—	$475	$—
Corporate notes and bonds	10,120	15	4,714	(5)	14,834	10
U.S. government agency securities	2,145	(1)	—	—	2,145	(1)
Total	$12,740	$14	$4,714	$(5)	$17,454	$9

As of December 31, 2018	In Loss Position Less Than 12 Months		In Loss Position More Than 12 Months		Total in Loss Position
Description	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Certificates of deposit	$1,171	$(1)	$—	$—	$1,171	$(1)
Corporate notes and bonds	18,885	(67)	—	—	18,885	(67)
U.S. government agency securities	6,976	(1)	—	—	6,976	(1)
Total	$27,032	$(69)	$—	$—	$27,032	$(69)

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

Disaggregation of Revenue

We generate revenue from the sale of services and sale of software for end-user software products provided through direct customer downloads and through the sale of these end-user software products via partners. The following table depicts the disaggregation of revenue (in thousands) according to revenue type and is consistent with how we evaluate our financial performance:

Revenue from Contracts with Customers:

	Twelve months ended December 31,
	2019	2018
Services	$59,545	$64,476
Software and other	3,788	5,073
Total revenue	$63,333	$69,549

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

The technology services described above include the following offerings:

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

In certain cases, we are paid for services that are sold but not yet delivered. We initially record such balances as deferred revenue, and recognize revenue when the service has been provided or, on the non-subscription portion of these balances, when the likelihood of the service being redeemed by the customer is remote (“services breakage”). Based on our historical redemption patterns for these relationships, we believe that the likelihood of a service being delivered more than 90 days after sale is remote.  We therefore recognize non-subscription deferred revenue balances older than 90 days as services revenue. For the years ended December 31, 2019 and 2018, services breakage revenue accounted for less than 1% of total services revenue.

The following table represent deferred revenue activity for the years ended December 31, 2019 and 2018 (in thousands):

Changes in deferred revenues were as follows:	Year Ended December 31,
	2019	2018
Balance, beginning of period	$1,135	$2,019
Deferred revenue	1,887	1,120
Recognition of unearned revenue	(1,829)	(2,004)
Balance, end of period	$1,193	$1,135

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

Services revenue also includes fees from licensing of our Support.com cloud-based software.  In such arrangements, customers receive a right to use our Support.com Cloud in their own technology support organizations. We license our cloud-based software using a SaaS model under which customers cannot take possession of the technology and pay us on a per-user basis during the term of the arrangement. In addition, services revenue includes fees from implementation services of our cloud-based software.  Currently, revenues from implementation services are recognized ratably over the customer life which is estimated as the term of the arrangement once the Support.com Cloud services are made available to customers. We generally charge for these services on a time and material basis. As of December 31, 2018 and 2019, revenues from implementation services are di minimus.

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

Engineering and IT

Engineering and IT expenditures are charged to operations as they are incurred.

Software Development Costs

Based on our product development process, technological feasibility is established on the completion of a working model.  The Company determined that technological feasibility is reached shortly before the product is ready for general release and therefore development costs incurred have been insignificant. Accordingly, we have charged all such costs to engineering and IT expense in the period in which they were incurred.

Purchased Technology for Internal Use

We capitalize costs related to software that we license and incorporate into our product and service offerings or develop for internal use.

Advertising Costs

Advertising costs are recorded as sales and marketing expense in the period in which they are incurred.  Advertising expense was $24,000 and $18,000 for the years ended December 31, 2019 and 2018, respectively.

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

For the year ended December 31, 2019, diluted earnings per share was computed using our net income and the weighted average number of common shares outstanding, including the effect of the potential issuance of common stock such as stock issuable pursuant to the exercise of stock options and warrants and vesting of RSUs using the treasury stock method.  For the year ended December 31, 2018, we were in a loss position, therefore all shares were anti-dilutive.”

The following table sets forth the computation of basic and diluted net earnings (loss) per share (in thousands, except per share amounts):

	Year Ended December 31,
	2019	2018
Net income (loss)	$3,846	$(9,100)
Basic:
Weighted-average shares of common stock outstanding	18,977	18,826
Shares used in computing basic net income (loss) per share	18,977	18,826
Basic net income (loss) per share	$0.20	$(0.48)
Diluted:
Weighted-average shares of common stock outstanding	18,977	18,826
Add: Common equivalent shares outstanding	49	—
Shares used in computing diluted net loss per share	19,026	18,826
Diluted net income (loss) per share	$0.20	$(0.48)

Accumulated Other Comprehensive Loss

The components of accumulated other comprehensive loss, which relate entirely to accumulated foreign currency translation losses associated with our foreign subsidiaries and unrealized losses on investments, consisted of the following (in thousands):

	Foreign Currency Translation Gain (Loss)	Unrealized Gain (Loss) on Investments	Total
Balance as of December 31, 2018	$(2,438)	$(69)	$(2,507)
Current-period other comprehensive gain	49	78	127
Balance as of December 31, 2019	$(2,389)	$9	$(2,380)

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

Expected Dividend:  As a part of the board of directors’ ongoing capital allocation review, on December 6, 2019 the board of directors authorized and declared a special cash distribution of $1.00 per share on each outstanding share of the Company’s common stock. The record date for this distribution was December 17, 2019 and the payment date was December 26, 2019. Accordingly, the Company paid $19.1 million to shareholders on December 26, 2019.

The fair value of our stock-based awards was estimated using the following weighted average assumptions for the years ended December 31, 2019 and 2018:

	Stock Option Plan		Employee Stock Purchase Plan
	2019	2018	2019	2018
Risk-free interest rate	1.67%	2.43%	2.01%	2.31%
Expected term (in years)	3.1	3.0	0.5	0.5
Volatility	35.6%	41.2%	42.4%	29.0%
Expected dividend	0%	0%	0%	0%
Weighted average grant-date fair value	$0.52	$0.84	$0.43	$0.67

We recorded the following stock-based compensation expense for the fiscal years ended December 31, 2019 and 2018 (in thousands):

	For the Year Ended December 31,
	2019	2018
Stock-based compensation expense related to grants of:
Stock options	$130	$395
ESPP	19	16
RSU	155	269
	$304	$680
Stock-based compensation expense recognized in:
Cost of service	$40	$63
Engineering and IT	25	42
Sales and marketing	38	54
General and administrative	201	521
	$304	$680

Cash provided by (used in) from the payment of dividend, issuance of common stock, net of repurchase of common stock, was $(19,006,000) and $257,000 for the years ended December 31, 2019 and 2018, respectively.

Income Taxes

Income taxes are accounted for under the asset and liability method. Under this method, deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases, and operating losses and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates in effect for the year in which those temporary differences are expected to be reversed or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in the consolidated statements of operations in the period that includes the enactment date. A valuation allowance is recorded to reduce the carrying amounts of deferred tax assets, if it is more likely than not, that such assets will not be realized. The Company’s deferred tax asset and related valuation allowance decreased by $438K to $46 million. As the deferred tax asset is fully allowed for, this change had no impact on the Company’s financial position or results of operations.

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

We generally agree to indemnify our customers against legal claims that our end-user software products infringe certain third-party intellectual property rights. As of December 31, 2019 and 2018, we were not required to make any payment resulting from infringement claims asserted against our customers and have not recorded any related accruals.

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

The following table represents our fair value hierarchy for our financial assets (cash equivalents and investments) measured at fair value on a recurring basis as of December 31, 2019 and 2018 (in thousands):

As of December 31, 2019	Level 1	Level 2	Level 3	Total
Money market funds	$1,137	$—	$—	$1,137
Certificates of deposit	—	475	—	475
Commercial paper	—	6,911	—	6,911
Corporate notes and bonds	—	7,933	—	7,933
U.S. government agency securities	—	2,144	—	2,144
Total	$1,137	$17,463	$—	$18,600

As of December 31, 2018	Level 1	Level 2	Level 3	Total
Money market funds	$14,295	$—	$—	$14,295
Certificates of deposit	—	1,170	—	1,170
Commercial paper	—	3,985	—	3,985
Corporate notes and bonds	—	14,833	—	14,833
U.S. government agency securities	—	6,975	—	6,975
Total	$14,295	$26,963	$—	$41,258

For short-term investments, measured at fair value using Level 2 inputs, we review trading activity and pricing for these investments as of the measurement date. When sufficient quoted pricing for identical securities is not available, we use market pricing and other observable market inputs for similar securities obtained from various third-party data providers.  These inputs either represent quoted prices for similar assets in active markets or have been derived from observable market data. Our policy is that the end of our quarterly reporting period determines when transfers of financial instruments between levels are recognized. No transfers were made between level 1, level 2 and level 3 for the years ended December 31, 2019 and 2018.

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

Revenue from customers located outside the United States was less than 1% of total for the years ended December 31, 2019 and 2018.

For the year ended December 31, 2019, Comcast and Cox Communications accounted for approximately 63% and 25%, respectively, of our total revenue. For the year ended December 31, 2018, Comcast and Cox Communications accounted for approximately 69% and 15%, respectively, of our total revenue. There were no other customers that accounted for 10% or more of our total revenue in any of the periods presented.

Long-lived assets are attributed to the geographic location in which they are located.  We include in long-lived assets all tangible assets.  Long-lived assets by geographic areas are as follows (in thousands):

	December 31,
	2019	2018
United States	$532	$702
Philippines	1	1
Total	$533	$703

Recent Accounting Pronouncements

Recent Accounting Standards Adopted in the Current Period

Lease Accounting

In February 2016, the FASB issued ASU 2016-02, Leases (“ASU 2016-02”). This new standard establishes a right-of-use (ROU) model that requires a lessee to record a ROU asset and a lease liability on the balance sheet for all leases with terms longer than 12 months. Leases will be classified as either finance or operating, with classification affecting the pattern of expense recognition in the income statement. ASU 2016-02 is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. Early adoption is permitted. In July 2018, the FASB issued ASU No. 2018-11 which provides an alternative transition method that allows entities to apply the new leases standard at the adoption date and recognize a cumulative-effect adjustment to the opening balance of retained earnings in the period of adoption. The Company has adopted the requirements of ASU 2016-02 on January 1, 2019 using the option transition method. The Company took advantage of the practical expedient options, which allows an entity not to reassess whether any existing or expired contracts contain leases. As of December 31, 2019, there was an increase in assets of $68,000 and liabilities of $68,000 since the adoption of the standard due to the recognition of the required right-of-use asset and corresponding liability for all lease obligations that are currently classified as operating leases with a minimal difference related to existing deferred rent that reduced the ROU asset recorded. The standard did not have an impact in our consolidated income statements.

For information regarding the impact of Topic 842 adoption, see Significant Accounting Policies - Leases and Note 8— Leases.

Fixed Assets

In August 2018, the FASB issued Accounting Standard Update No. 2018-15, Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That Is a Service Contract simplifies the Process for Accounting for Cloud Computing Expenses. The guidance states that implementation costs should be amortized over the term of the associated cloud computing arrangement service on a straight-line basis. In addition, it states that the usage rate (number of transactions, users, data throughput) should not be used as a basis for amortization. This guidance will be effective after December 15, 2019, and early adoption is permitted. The Company adopted the guidance as of December 31, 2019. As of December 31, 2019, the Company capitalized $74,000 of cloud implementation costs as part of software in Property and Equipment in the consolidated balance sheets and is amortizing it over 3 years on a straight-line basis.

New Accounting Standards to be adopted in Future Periods

Financial Instruments

           In January 2016, the FASB issued ASU No. 2016-01, Financial Instruments - Recognition and Measurement of Financial Assets and Financial Liabilities (Topic 825). ASU No. 2016-01 revises the classification and measurement of investments in certain equity investments and the presentation of certain fair value changes for certain financial liabilities measured at fair value. ASU No. 2016-01 requires the change in fair value of many equity investments to be recognized in net income. The Company adopted ASU 2016-01 in its first quarter of 2020 utilizing the modified retrospective transition method. Based on the composition of the Company’s investment portfolio, the adoption of ASU 2016-01 did not have a material impact on its consolidated financial statements.

In August 2018, the FASB issued Accounting Standard Update No. 2018-13, Changes to Disclosure Requirements for Fair Value Measurements (Topic 820) (ASU 2018-13), which improved the effectiveness of disclosure requirements for recurring and nonrecurring fair value measurements. The standard removes, modifies, and adds certain disclosure requirements. We will adopt the new standard effective January 1, 2020 and do not expect the adoption of this guidance to have a material impact on its consolidated financial statements.

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

Income Taxes

In December 2019, the FASB issued Accounting Standard Update No. 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes (ASU 2019-12), which simplifies the accounting for income taxes. This guidance will be effective for us in the first quarter of 2021 on a prospective basis, and early adoption is permitted. We are currently evaluating the impact of the new guidance on our consolidated financial statements.

Note 2. Property and Equipment

Property and equipment are stated at cost, less accumulated depreciation, and consist of the following as of December 31, 2019 and 2018 (in thousands):

	December 31,
	2019	2018
Computer equipment and software	$7,233	$7,143
Furniture and office equipment	142	142
Leasehold improvements	348	348
Construction in progress	32	—
	7,755	7,633
Accumulated depreciation	(7,222)	(6,930)
	$533	$703

Depreciation expense was $294,000 and $638,000 for the years ended December 31, 2019 and 2018, respectively.

Note 3. Intangible Assets

Amortization expense related to intangible assets was $0 for the years ended December 31, 2019 and 2018, respectively.

In December 2006, we acquired the use of a toll-free telephone number for cash consideration of $250,000. This asset has an indefinite useful life. The intangible asset is tested for impairment annually or more often if events or changes in circumstances indicate that the carrying value may not be recoverable.

As of December 31, 2019, all intangible assets have been fully amortized with the exception of the indefinite-life intangibles.

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

Total facility rent expense pursuant to all operating lease agreements was $512,000 and $401,000 for the years ended December 31, 2019 and 2018, respectively.

As of December 31, 2019, minimum payments due under all non-cancelable lease agreements were as follows (in thousands):

Years ending December 31,	Operating Leases
2020	$274
2021	107
Total minimum lease and principal payments	$381

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

Guarantees

We have identified guarantees in accordance with ASC 450, Contingencies. This guidance stipulates that an entity must recognize an initial liability for the fair value, or market value, of the obligation it assumes under the guarantee at the time it issues such a guarantee, and must disclose that information in its interim and annual financial statements. We have entered into various service level agreements with our partners, in which we may guarantee the maintenance of certain service level thresholds. Under some circumstances, if we do not meet these thresholds, we may be liable for certain financial costs. We evaluate costs for such guarantees under the provisions of ASC 450. We consider such factors as the degree of probability that we would be required to satisfy the liability associated with the guarantee and the ability to make a reasonable estimate of the resulting cost. We incurred zero costs as a result of such obligations during the years ended December 31, 2019 and 2018, respectively. We have not accrued any liabilities related to such obligations in the consolidated financial statements as of December 31, 2019 and 2018.

Note 5. Other Accrued and Other Long-Term Liabilities

Other accrued liabilities consist of the following (in thousands):

	As of December 31,
	2019	2018
Accrued expenses	$443	$338
Self-insurance accruals	404	585
Lease liabilities	68	-
Other accrued liabilities	86	55
Total other accrued liabilities	$1,001	$978

Other long-term liabilities consist of the following (in thousands):

	As of December 31,
	2019	2018
Long-term income tax payable	$783	$545
FIN48 long-term income tax payable	-	253
Other long-term liabilities	9	2
Total other long-term liabilities	$792	$800

Note 6. Stockholders’ Equity

Equity Compensation Plan

We adopted the amended and restated 2010 Equity and Performance Incentive Plan (the “2010 Plan”), effective as of May 19, 2010.  Under the 2010 Plan, the number of shares of Common Stock that may be issued will not exceed in the aggregate 1,666,666 shares of Common Stock plus the number of shares of Common Stock relating to prior awards under the 2000 Omnibus Equity Incentive Plan that expire, are forfeited or are cancelled after the adoption of the 2010 Plan, subject to adjustment as provided in the 2010 Plan. Pursuant to an approval from the Company’s shareholders, the number of shares of Common Stock that may be issued under the 2010 Plan was increased by 750,000 shares of Common Stock in May 2013 and 333,333 shares in June 2016.  No grants will be made under the 2010 Plan after the tenth anniversary of its effective date.  Under our 2010 Plan, as of December 31, 2019, there were approximately 1.8 million shares available for grant.

We adopted the 2014 Inducement Award Plan (the “Inducement Plan”), effective as of May 13, 2014.  Under the Inducement Plan, the number of shares of Common Stock that may be issued will not exceed in the aggregate 666,666 shares of Common Stock.  Under our Inducement Plan, as of December 31, 2019, there were approximately 366,000 shares available for grant.

Stock Options

The following tables represent stock option activity for the years ended December 31, 2019 and 2018:

	Number of Shares	Weighted Average Exercise Price per Share	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
Outstanding options at December 31, 2017	732,190	$3.72	8.17	$56
Granted	330,000	$2.75
Exercised	(75,022)	$2.46
Forfeited	(183,848)	$6.14
Outstanding options at December 31, 2018	803,320	$2.89	8.43	$54
Granted	90,000	$0.94
Exercised	-	$-
Forfeited	(77,135)	$1.97
Outstanding options at December 31, 2019	816,185	$1.77	7.49	$16
Options vested and expected to vest	816,185	$1.77	7.49	$16
Exercisable at December 31, 2019	698,879	$1.88	7.34	$7

A summary of additional information related to the options outstanding as of December 31, 2018 under the 2010 and 2014 Plans are as follows:

Option Plans Range of Exercise Prices	Number of Outstanding Options	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price

$0.56 - $1.14	90,000	9.41	$0.94
$1.29-$1.29	271,234	7.17	$1.29
$1.51-$1.56	90,232	5.27	$1.52
$1.74-$1.74	300,000	8.15	$1.74
$1.88-$12.44	56,723	6.57	$3.96
$12.50-$16.67	7,996	3.61	$15.88
	816,185

The aggregate intrinsic value in the table above represents the total pre-tax intrinsic value that would have been received by the option holders had they all exercised their options on December 31, 2019 and 2018. This amount will change based on the fair market value of our stock. The total aggregate intrinsic value of options exercised under our stock option plans was $0 and $27,000 for the years ended December 31, 2019 and 2018, respectively. The total fair value of options vested during 2019 and 2018 was $53,000 and $22,000, respectively.

At December 31, 2019, there was $0 of unrecognized compensation cost related to stock options which is expected to be recognized over a weighted average period of 0.7 years.

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

A total of 25,866 shares and 28,018 shares were issued under the ESPP during the years ended December 31, 2019 and 2018, respectively.

As of December 31, 2019, approximately 104,071 shares remain available for grant under the ESPP.

Restricted Stock Units

The following table represents RSU activity for the years ended December 31, 2019 and 2018:

	Number of Shares	Weighted Average Grant-Date Fair Value per Share	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
Outstanding RSUs at December 31, 2017	136,329	$2.80	0.80	$329
Awarded	90,905	$2.75
Released	(119,943)	$2.79
Forfeited	(11,061)	$2.67
Outstanding RSUs at December 31, 2018	96,230	$2.78	0.60	$227
Awarded	243,348	$1.39
Released	(72,724)	$2.06
Forfeited	(18,305)	$2.75
Outstanding RSUs at December 31, 2019	248,549	$1.62	0.60	$227

At December 31, 2018, there was $112,000 of unrecognized compensation cost related to RSUs which is expected to be recognized over a weighted average period of 0.6 years.

Cash Dividend

As a part of the board of directors’ ongoing capital allocation review, on December 6, 2019 the board of directors authorized and declared a special cash distribution of $1.00 per share on each outstanding share of the Company’s common stock. The record date for this distribution was December 17, 2019 and the payment date was December 26, 2019. Accordingly, the Company paid $19.1 million to shareholders on December 26, 2019.

In connection with the special cash distribution of $1.00 per share, the exercise price on all outstanding options as of December 27, 2019 was reduced by $1.00 as permitted under the 2010 and 2014 Plans which includes an antidilution feature designed to equalize the fair value of options as a result of a transaction such as this special distribution.  This adjustment did not affect the fair value, vesting conditions or classification of the outstanding options.

Stock Program

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

Stockholder Rights Agreement and Tax Benefits Preservation Plan

Our Board adopted the Section 382 Tax Benefits Preservation Plan in an effort to diminish the risk that the Company’s ability to utilize its net operating loss carryovers (collectively, the “NOLs”) to reduce potential future federal income tax obligations may become substantially limited. Under the Internal Revenue Code of 1986, as amended (the “Code”), and the regulations promulgated thereunder by the U.S. Treasury Department, these NOLs may be “carried forward” in certain circumstances to offset any current and future taxable income and thus reduce federal income tax liability, subject to certain requirements and restrictions. However, if the Company experiences an “ownership change,” within the meaning of Section 382 of the Code (“Section 382”), its ability to utilize the NOLs may be substantially limited, and the timing of the usage of the NOLs could be substantially delayed, which could therefore significantly impair the value of those assets. Section 382 and the Treasury regulations thereunder make the Company’s commercial risk from a Section 382 limitation triggering event particularly acute given the relative size of its current cash on hand to its market capitalization. As applied to the Company’s current cash position and current market capitalization, if the Company was to currently experience an ownership change, it would be subject to Section 382’s “non-business asset” limitation which would result in the Company permanently losing all $151.1 million of its NOLs.

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

Note 7. Income Taxes

The components of our income (loss) before income taxes are as follows (in thousands):

	Year Ended December 31,
	2019	2018
United States	$3,634	$(9,458)
Foreign	366	357
Total	$4,000	$(9,101)

The provision (benefit) for income taxes from continuing operations consisted of the following (in thousands):

	Year Ended December 31,
Current:	2019	2018
Federal	$—	$—
State	16	8
Foreign	118	(38)
Total Current	$134	$(30)
Deferred
Federal	$—	$—
State	—	—
Foreign	20	29
Total Deferred	$20	$29
Provision (benefit) for income taxes	$154	$(1)

The reconciliation of the Federal statutory income tax rate to our effective income tax rate is as follows (in thousands):

	Year Ended December 31,
	2019	2018
Provision at Federal statutory rate	$835	$(1,911)
State taxes	16	8
Permanent differences/other	(13)	65
Stock-based compensation	23	81
Federal valuation allowance (used) provided	(707)	1,756
Provision (benefit) for income taxes	$154	$(1)

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.  Significant components of our deferred tax assets and liabilities are as follows (in thousands):

	December 31,
	2019	2018
Deferred Tax Assets
Fixed assets	$78	$66
Accruals and reserves	92	2,673
Stock options	197	179
Net operating loss carryforwards	38,335	35,522
Federal and state credits	3,461	3,461
Foreign credits	159	152
Intangible assets	1,789	2,139
Research and development expense	1,858	2,224
Gross deferred tax assets	45,969	46,416
Valuation allowance	(45,846)	(46,283)
Total deferred tax assets	123	133
Deferred Tax Liabilities (1)	(551)	(543)
Net deferred liabilities	$(428)	$(410)

(1)
Of this amount, $534,000 relates to the Indian subsidiaries unremitted earnings deferred tax liability.

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

Due to the complexities involved in accounting for the recently enacted Tax Act, the U.S. Securities and Exchange Commission’s Staff Accounting Bulletin (“SAB”) 118 requires that the Company include in its financial statements a reasonable estimate of the impact of the Tax Act on earnings to the extent such estimate has been determined.  Pursuant to the SAB 118, the Company is allowed a measurement period of up to one year after the enactment date of the Tax Act to finalize the recording of the related tax impacts. December 22, 2018 marked the end of the measurement period for purposes of SAB 118. As such, the Company has completed the analysis relating to the Act which resulted in no additional SAB 118 tax effect in the fourth quarter of 2018 for the year ended December 31, 2018.

Beginning in 2018, the Tax Act provides a 100% deduction for dividends received from 10-percent owned foreign corporations by U.S. corporate shareholders, subject to a one-year holding period. Although dividend income is now exempt from U.S. federal tax in the hands of the U.S. corporate shareholders, companies must still apply the guidance of ASC 740-30-25-18 to account for the tax consequences of outside basis differences and other tax impacts of their investments in non-U.S. subsidiaries. Deferred income taxes have not been provided on the cumulative undistributed earnings of foreign subsidiaries except for a change in assertion at December 31, 2017 for Support.com India Private Ltd. The amount of cumulative undistributed Indian subsidiary’s earnings at December 31, 2017 for which the Company is changing its assertion under ASC 740-30-25 was $2.67 million. Under the Tax Cuts and Jobs Act of 2017, all foreign subsidiaries’ accumulated earnings through December 31, 2019 has been included in U.S. taxable income. As such, the only tax related to the Indian subsidiary remittance would be a dividend distribution tax of $534,000 as of December 31, 2019.

The net valuation allowance decreased and increased by approximately $0.4 million and $2.1 million during the years ended December 31, 2019 and 2018, respectively. As of December 31, 2019, the Company had Federal and state net operating loss carryforwards of approximately $151.1 million and $91.2 million, respectively. The Federal net operating loss and credit carryforwards will expire at various dates beginning in 2020 through 2039, if not utilized. The state net operating loss carryforwards will expire at various dates beginning in 2020 through 2039, if not utilized.

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

A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows (in thousands):

	Year Ended December 31,
	2019	2018
Balance at beginning of year	$2,117	$2,229
Increase related to prior year tax positions	4	—
Decrease related to prior year tax positions	—	(20)
Settlements with tax authorities	—	(92)
Balance at end of year	$2,121	$2,117

The Company’s total amounts of unrecognized tax benefits that, if recognized, that would affect its tax rate are $0.1 million and $0.1 million as of December 31, 2019 and 2018, respectively.

The Company’s policy is to include interest and penalties related to unrecognized tax benefits within its provision for (benefit from) income taxes. The Company had $113,000 accrued for payment of interest and penalties related to unrecognized tax benefits as of December 31, 2019.  The Company had $110,000 accrued for payment of interest and penalties related to unrecognized tax benefit as of December 31, 2018.

As of December 31, 2019, it is reasonably possible that the balance of unrecognized tax benefits could significantly change within the next twelve months. However, an estimate of the range of reasonably possible adjustments cannot be made at this time.

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

We are required to make periodic filings in the jurisdictions where we are deemed to have a presence for tax purposes. We have undergone audits in the past and have paid assessments arising from these audits. Our India entity was issued notices of income tax assessment pertaining to the 2004-2009 fiscal years.  The notices claimed that the transfer price used in our inter-company agreements resulted in understated income in our Indian entity. During the fourth quarter of 2014, the Company re-evaluated the probability of its tax position and recorded an ASC 740-10 reserve related to India transfer pricing. As of December 31, 2019, the ASC 740-10 reserve for India transfer pricing totals $250,000.  The Company’s tax position related to India has not changed in 2019 aside from an additional $3,000 increase to the reserve representing accrued interest.

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

Note 8. Leases

We have entered into various non-cancelable operating lease agreements for certain of our offices, and certain equipment. Our leases have original lease periods expiring between 2019 and 2020.

The components of lease costs, lease term and discount rate are as follows (in thousands except lease term and discount rate):

For the Year ended December 31, 2019
Operating leases
Operating lease right-of-use assets	$68

Operating lease liabilities – short term	$61
Operating lease liabilities – long-term	7
Total operating lease liabilities	$68

Weighted Average Remaining Lease Term
Operating leases	0.4 years
Weighted Average Discount Rate
Operating leases	4.5%

The following represents maturities of operating lease liabilities as of December 31, 2019 (in thousands):

Operating Leases
2020	$62
2021	5
2022	3
Total undiscounted cash flows	70
Less imputed interest	(2)
Present value of lease liabilities	$68

Supplemental cash flow information related to leases are as follows (in thousands):

Cash paid for amounts included in the measurement of lease liabilities:	For the Year Ended December 31, 2019
Operating cash flows from operating leases	$181
Right-of-use assets obtained in exchange for lease obligations:
Operating leases	$-

The Company recorded the operating lease liabilities under other accrued liabilities on the consolidated balance sheet as of December 31, 2019.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES.

None

ITEM 9A. CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

Based on an evaluation under the supervision and with the participation of the Company’s management, the Company’s principal executive officer and principal financial officer have concluded that the Company’s disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act were effective as of December 31, 2019 to provide reasonable assurance that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms and (ii) accumulated and have been communicated to the Company’s management, including its principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.

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

Management’s Annual Report on Internal Control Over Financial Reporting

The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act). Management conducted an assessment of the effectiveness of the Company’s internal control over financial reporting based on the criteria set forth in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework). Based on the Company’s assessment, management has concluded that its internal control over financial reporting was effective as of December 31, 2019 to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements in accordance with GAAP.

Changes in Internal Control Over Financial Reporting

There were no changes in the Company’s internal control over financial reporting during the fourth quarter of Year 2019, which were identified in connection with management’s evaluation required by paragraph (d) of Rules 13a-15 and 15d-15 under the Exchange Act, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

ITEM 9B. OTHER INFORMATION.

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

The information required by Item 10 of Form 10-K with respect to Item 401 of Regulation S-K regarding our directors is incorporated herein by reference from the information contained in the section entitled “Directors and Nominees” in our definitive Proxy Statement for the 2018 Annual Meeting of Stockholders (the “Proxy Statement”), a copy of which will be filed with the Securities and Exchange Commission.

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
3.5
Certificate of Designation of Series B Junior Participating Preferred Stock, as filed with the Secretary of State of Delaware on April 21, 2016 (incorporated by reference to Exhibit 3.1 of Support.com’s current report on Form 8-K filed with the SEC on April 21, 2016)

3.6
Certificate of Amendment to the Restated Certificate of Incorporation of the Company effective January 20, 2017, filed on January 13, 2017 (incorporated by reference to Exhibit 3.1 of Support.com’s current report on Form 8-K filed with the SEC on January 13, 2017

3.7
Amended and Restated Certificate of Designation of Series B Junior Participating Preferred Stock of the Company (incorporated by reference to Exhibit 3.1 of Support.coms current report on Form 8-K filed with the SEC on August 22, 2019)

4.1	Form of Common Stock Certificate (incorporated by reference to Exhibit 4.1 of Support.com’s quarterly report on Form 10-Q for the quarter ended June 30, 2002)
4.2
Rights Agreement with Computershare Trust Company, N.A., dated October 13, 2015 (incorporated by reference to Exhibit 4.1 of Support.com’s current report on Form 8-K filed with the SEC on October 14, 2015).

4.3
Section 382 Tax Benefits Preservation Plan, dated as of April 20, 2016, by and between Support.com, Inc. and Computershare Trust Company, N.A., as Rights Agent (incorporated by reference to Exhibit 4.1 of Support.com’s current report on Form 8-K filed with the SEC on April 21, 2016)

4.4
Amendment No. 1, dated as of April 20, 2016, to the Rights Agreement, dated as of October 13, 2015, by and between Support.com, Inc. and Computershare Trust Company, N.A., as Rights Agent (incorporated by reference to Exhibit 4.2 to Support.com’s Form 8-A/A filed with the SEC on April 21, 2016)

4.5
Certificate of Elimination of the Series A Preferred Stock filed with the Secretary of State of the State of Delaware on April 21, 2016 (incorporated by reference to Exhibit 4.3 to Support.com’s Form 8-A/A filed with the SEC on April 21, 2016)

4.6
Support.com, Inc. Second Amended and Restated 2010 Equity and Performance Incentive Plan (incorporated by reference to Appendix B of Support.com's proxy statement on Schedule 14a, filed with the SEC on May 12, 2016)

4.7
Section 382 Tax Benefits Preservation Plan, dated as of August 21, 2019, by and between Support.com, Inc. and Computershare Trust Company, N.A., as Rights Agent (incorporated by reference to Exhibit 4.1 of Support.coms current report on Form 8-K filed with the SEC on August 22, 2019)

10.1*	Support.com’s amended and restated 2010 Equity and Incentive Compensation Plan (incorporated by reference to Exhibit 4.1 of Support.com’s current report on Form 8-K filed with the SEC on May 21, 2010)
10.2*
Support.com’s 2011 Employee Stock Purchase Plan (incorporated by reference to Annex A of Support.com’s definitive proxy statement for Support.com’s 2011 annual meeting of stockholders filed on April 15, 2011)

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

10.7
Master Services Agreement Call Handling Services between Comcast and Support.com, effective as of October 1, 2013 (incorporated by reference to Exhibit 10.19 of Support.com’s annual report on Form 10-K filed with the SEC on March 7, 2014) (1)

10.8
Statement of Work Number 1 to Master Services Agreement Call Handling Services between Comcast and Support.com, effective as of October 1, 2013 (incorporated by reference to Exhibit 10.20 of Support.com’s annual report on Form 10-K filed with the SEC on March 7, 2014) (1)

10.9
Change Management Form Number 1 under Statement of Work Number 1 to Master Services Agreement Call Handling Services between Comcast and Support.com, effective as of December 22, 2013 (incorporated by reference to Exhibit 10.24 of Support.com’s annual report on Form 10-K filed with the SEC on March 7, 2014 (1)

10.10
Amendment Number 1 to Statement of Work Number 1 to Master Services Agreement Call Handling Services between Comcast and Support.com, effective as of December 31, 2013 (incorporated by reference to Exhibit 10.21 of Support.com’s annual report on Form 10-K filed with the SEC on March 7, 2014)

10.11
Statement of Work Number 2 to Master Services Agreement Call Handling Services between Comcast and Support.com, effective as of December 31, 2013 (incorporated by reference to Exhibit 10.22 of Support.com’s annual report on Form 10-K filed with the SEC on March 7, 2014) (1)

10.12
Statement of Work Number 3 to Master Services Agreement Call Handling Services between Comcast and Support.com, effective as of March 21, 2014 (incorporated by reference to Exhibit 10.3 of Support.com’s quarterly report on Form 10-Q filed with the SEC on May 8, 2014) (1)

10.13
Change Management Form Number 2 under Statement of Work Number 1 to Master Services Agreement Call Handling Services between Comcast and Support.com, effective as of February 27, 2014 (incorporated by reference to Exhibit 10.1 of Support.com’s quarterly report on Form 10-Q filed with the SEC on May 8, 2014) (1)

10.14
Change Management Form Number 3 under Statement of Work Number 1 to Master Services Agreement Call Handling Services between Comcast and Support.com, effective as of March 4, 2014 (incorporated by reference to Exhibit 10.2 of Support.com’s quarterly report on Form 10-Q filed with the SEC on May 8, 2014) (1)

10.15
First Change Management Form to Statement of Work Number 3 to Master Services Agreement Call Handling Services between Comcast and Support.com, effective as of June 4, 2014 (incorporated by reference to Exhibit 10.1 of Support.com’s current report on Form 8-K filed with the SEC on June 11, 2014)

10.16
Reseller Agreement between Comcast and Support.com, effective as of June 6, 2014 (incorporated by reference to Exhibit 10.1 of Support.com’s current report on Form 8-K filed with the SEC on June 18, 2014) (1)

10.17
Change Management Form Number 4 under Statement of Work Number 1 to Master Services Agreement Call Handling Services between Comcast and Support.com, effective as of September 17, 2014 (incorporated by reference to Exhibit 10.1 of Support.com’s current report on Form 8-K filed with the SEC on October 6, 2014) (1)

10.18
Change Management Form Number 5 under Statement of Work Number 1 to Master Services Agreement Call Handling Services between Comcast and Support.com, effective as of September 18, 2014 (incorporated by reference to Exhibit 10.2 of Support.com’s current report on Form 8-K filed with the SEC on October 6, 2014) (1)

10.19
Statement of Work Number 4 to Master Services Agreement Call Handling Services between Comcast and Support.com, effective as of February 6, 2015 (incorporated by reference to Exhibit 10.1 of Support.com’s current report on Form 8-K filed with the SEC on February 18, 2015) (1)

10.20
Compensatory Arrangement between Support.com and Jim Stephens for his term as Executive Chairman and Interim CEO commencing March 25, 2014 (incorporated by reference to Support.com’s current report on Form 8-K filed with the SEC on March 14, 2014

10.21
Change Management Form Number 6 under Statement of Work Number 3 to Master Services Agreement Call Handling Services between Comcast and Support.com, effective as of April 6, 2015 (incorporated by reference to Exhibit 10.2 of Support.com’s current report on Form 8-K filed with the SEC on April 9, 2015) (1)

10.22
Amendment Number 1 to Statement of Work Number 3 to Master Services Agreement Call Handling Services between Comcast and Support.com, effective as of June 2, 2015 (incorporated by reference to Exhibit 10.2 of Support.com’s current report on Form 8-K filed with the SEC on July 2, 2015) (1)

10.23
Change Management Form Number 6 under Statement of Work Number 1 to Master Services Agreement Call Handling Services between Comcast and Support.com, effective as of November 18, 2015 (incorporated by reference to Exhibit 10.1 of Support.com’s current report on Form 8-K filed with the SEC on November 24, 2015) (1)

10.24
Change Management Form Number 7 under Statement of Work Number 3 to Master Services Agreement Call Handling Services between Comcast and Support.com, effective as of November 18, 2015 (incorporated by reference to Exhibit 10.2 of Support.com’s current report on Form 8-K filed with the SEC on November 24, 2015) (1)

10.25	Form of Directors’ and Officers’ Indemnification Agreement (incorporated by reference to Exhibit 10.1 of Support.com’s current report on Form 8-K filed with the SEC on December 10, 2015).
10.26
Change Management Form Number 1 to Master Services Agreement Call Handling Services between Comcast and Support.com, effective as of December 15, 2015 (incorporated by reference to Exhibit 10.1 of Support.com’s current report on Form 8-K filed with the SEC on December 16, 2015) (1)

10.27
Amendment to Master Services Agreement Call Handling Services between Comcast and Support.com, Inc. effective as of May 23, 2016 (incorporated by reference to Exhibit 10.1 of Support.com’s current report on Form 8-K filed with the SEC on May 26, 2016)

10.28
Change Management Form #8 to Statement of Work #1, between Comcast and Company, signed June 2, 2016 (incorporated by reference to Exhibit 10.1 of Support.com’s current report on Form 8-K filed with the SEC on June 7, 2016) (1)

10.29
Change Management Form #8 to Statement of Work #3, between Comcast and Company, signed June 2, 2016 (incorporated by reference to Exhibit 10.2 of Support.com’s current report on Form 8-K filed with the SEC on June 7, 2016) (1)

10.30
Change Management Form #9 to Statement of Work #3, between Comcast and Support.com, signed July 13, 2016 (incorporated by reference to Exhibit 10.1 of Support.com’s current report on Form 8-K filed with the SEC on July 29, 2016) (1)

10.31
Separation Agreement and General Release, dated October 31, 2016, by and between Support.com, Inc. and Elizabeth M. Cholawsky (incorporated by reference to Exhibit 10.1 of Support.com’s current report on Form 8-K filed with the SEC on November 1, 2016)

10.32
Change Management Form #7 to Statement of Work #1, between Comcast and Company, signed December 9, 2016 (incorporated by reference to Exhibit 10.1 of Support.com’s current report on Form 8-K filed with the SEC on December 20, 2016) (1)

10.33
Change Management Form #10 to Statement of Work #3, between Comcast and Support.com, signed December 9, 2016 (incorporated by reference to Exhibit 10.2 of Support.com’s current report on Form 8-K filed with the SEC on December 20, 2016) (1)

10.34
Lease Agreement between HCP LS Redwood City, LLC and the Company dated December 20, 2016 (incorporated by reference to Exhibit 10.36 of Support.com’s annual report on Form 10-K filed with the SEC on March 7, 2017)

10.35*
Employment Offer Letter between Rick Bloom and Support.com, Inc., dated December 21, 2016 and effective as of October 28, 2016 (incorporated by reference to Exhibit 10.1 of Support.com’s current report on Form 8-K filed with the SEC on December 22, 2016)

10.36
Change Management Form #11 to Statement of Work #3, between Comcast and Company, signed February 6, 2017 (incorporated by reference to Exhibit 10.1 of Support.com’s Form 8-K filed with the SEC on February 10, 2017) (1)

10.37
Change Management Form #12 to Statement of Work #3, between Comcast and Company, signed March 7, 2017 (incorporated by reference to Exhibit 10.1 of Support.com’s Form 8-K filed with the SEC on March 16, 2017) (1)

10.38
Change Management Form #9 to Statement of Work #1, between Comcast and Company, signed February 24, 2017 (incorporated by reference to Exhibit 10.2 of Support.com’s Form 8-K filed with the SEC on March 16, 2017) (1)

10.39
Change Management Form #13 to Statement of Work #3, between Comcast and Company, signed February 24, 2017 (incorporated by reference to Exhibit 10.3 of Support.com’s Form 8-K filed with the SEC on March 16, 2017) (1)

10.40
Change Management Form #14 to Statement of Work #3, between Comcast and Company, signed February 24, 2017 (incorporated by reference to Exhibit 10.4 of Support.com’s Form 8-K filed with the SEC on March 16, 2017) (1)

10.41	Standard Sublease between the Company and NantMobile, LLC dated April 29, 2017 (incorporated by reference to Exhibit 10.1 of Support.com’s Form 8-K filed with the SEC on May 3, 2017)
10.42
Change Management Form 15 to Statement of Work #3, between Comcast and Company, signed May 17, 2017 (incorporated by reference to Exhibit 10.1 of Support.com’s Form 8-K filed with the SEC on May 23, 2017) (1)

10.43
Change Management Form to Statement of Work #3 between Comcast and Company, signed July 6, 2017 (incorporated by reference to Exhibit 10.1 of Support.com’s Form 8-K filed with the SEC on July 13, 2017)(1)

10.44
Amendment #3 to Master Services Agreement Call Handling Services between Comcast and Company, entered into on July 24, 2017 (incorporated by reference to Exhibit 10.1 of Support.com’s Form 8-K filed with the SEC on July 27, 2017)

10.45
Change Management Form to Statement of Work #1 and Statement of Work #3 between Comcast and Company, signed August 10, 2017 (incorporated by reference to Exhibit 10.1 of Support.com’s Form 8-K filed with the SEC on August 23, 2017)

10.47
Change Management Form to Statement of Work #3 between Comcast and Company, signed August 10, 2017 (incorporated by reference to Exhibit 10.2 of Support.com’s Form 8-K filed with the SEC on August 23, 2017) (1)

10.48
Settlement Agreement (Consent Order) between the U.S. Federal Trade Commission and Company entered into on November 6, 2018 (incorporated by reference to Support.com’s current report on Form 8-K filed with the SEC on November 7, 2018)

10.49
Extension of Lease Agreement between the Company and Mariposa Building, LLC executed on February 21, 2019 (incorporated by reference to Exhibit 10.1 of Support.com’s Form 8-K filed with the SEC on February 26, 2019)

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

SIGNATURES

Pursuant to the requirements of the Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on this 18th day of March, 2020.

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

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated:

Signature	Title	Date

/s/ Richard A. Bloom	President and Chief Executive Officer and	March 18, 2020
Richard A. Bloom	Director
(Principal Executive Officer)

/s/ Richard A. Bloom	Principal Financial Officer	March 18, 2020
Richard A. Bloom	(Principal Accounting Officer)

/s/ JOSHUA E. SCHECHTER	Chairman of the Board of Directors	March 18, 2020
Joshua E. Schechter

/s/ BRADLEY L. RADOFF	Director	March 18, 2020
Bradley L. Radoff

/s/ BRIAN KELLEY	Director	March 18, 2020
Brian Kelley

Exhibit	Description of Document
3.1	Restated Certificate of Incorporation, as amended (incorporated by reference to Exhibit 3.1 of Support.com’s annual report on Form 10-K for the year ended December 31, 2001)
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
3.5
Certificate of Designation of Series B Junior Participating Preferred Stock, as filed with the Secretary of State of Delaware on April 21, 2016 (incorporated by reference to Exhibit 3.1 of Support.com’s current report on Form 8-K filed with the SEC on April 21, 2016)

3.6
Certificate of Amendment to the Restated Certificate of Incorporation of the Company effective January 20, 2017, filed on January 13, 2017 (incorporated by reference to Exhibit 3.1 of Support.com’s current report on Form 8-K filed with the SEC on January 13, 2017

3.7
Amended and Restated Certificate of Designation of Series B Junior Participating Preferred Stock of the Company (incorporated by reference to Exhibit 3.1 of Support.coms current report on Form 8-K filed with the SEC on August 22, 2019)

4.1	Form of Common Stock Certificate (incorporated by reference to Exhibit 4.1 of Support.com’s quarterly report on Form 10-Q for the quarter ended June 30, 2002)
4.2
Rights Agreement with Computershare Trust Company, N.A., dated October 13, 2015 (incorporated by reference to Exhibit 4.1 of Support.com’s current report on Form 8-K filed with the SEC on October 14, 2015).

4.3
Section 382 Tax Benefits Preservation Plan, dated as of April 20, 2016, by and between Support.com, Inc. and Computershare Trust Company, N.A., as Rights Agent (incorporated by reference to Exhibit 4.1 of Support.com’s current report on Form 8-K filed with the SEC on April 21, 2016)

4.4
Amendment No. 1, dated as of April 20, 2016, to the Rights Agreement, dated as of October 13, 2015, by and between Support.com, Inc. and Computershare Trust Company, N.A., as Rights Agent (incorporated by reference to Exhibit 4.2 to Support.com’s Form 8-A/A filed with the SEC on April 21, 2016)

4.5
Certificate of Elimination of the Series A Preferred Stock filed with the Secretary of State of the State of Delaware on April 21, 2016 (incorporated by reference to Exhibit 4.3 to Support.com’s Form 8-A/A filed with the SEC on April 21, 2016)

4.6
Support.com, Inc. Second Amended and Restated 2010 Equity and Performance Incentive Plan (incorporated by reference to Appendix B of Support.com's proxy statement on Schedule 14a, filed with the SEC on May 12, 2016)

4.7
Section 382 Tax Benefits Preservation Plan, dated as of August 21, 2019, by and between Support.com, Inc. and Computershare Trust Company, N.A., as Rights Agent (incorporated by reference to Exhibit 4.1 of Support.coms current report on Form 8-K filed with the SEC on August 22, 2019)

10.1*	Support.com’s amended and restated 2010 Equity and Incentive Compensation Plan (incorporated by reference to Exhibit 4.1 of Support.com’s current report on Form 8-K filed with the SEC on May 21, 2010)
10.2*
Support.com’s 2011 Employee Stock Purchase Plan (incorporated by reference to Annex A of Support.com’s definitive proxy statement for Support.com’s 2011 annual meeting of stockholders filed on April 15, 2011)

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

10.7
Master Services Agreement Call Handling Services between Comcast and Support.com, effective as of October 1, 2013 (incorporated by reference to Exhibit 10.19 of Support.com’s annual report on Form 10-K filed with the SEC on March 7, 2014) (1)

10.8
Statement of Work Number 1 to Master Services Agreement Call Handling Services between Comcast and Support.com, effective as of October 1, 2013 (incorporated by reference to Exhibit 10.20 of Support.com’s annual report on Form 10-K filed with the SEC on March 7, 2014) (1)

10.9
Change Management Form Number 1 under Statement of Work Number 1 to Master Services Agreement Call Handling Services between Comcast and Support.com, effective as of December 22, 2013 (incorporated by reference to Exhibit 10.24 of Support.com’s annual report on Form 10-K filed with the SEC on March 7, 2014 (1)

10.10
Amendment Number 1 to Statement of Work Number 1 to Master Services Agreement Call Handling Services between Comcast and Support.com, effective as of December 31, 2013 (incorporated by reference to Exhibit 10.21 of Support.com’s annual report on Form 10-K filed with the SEC on March 7, 2014)

10.11
Statement of Work Number 2 to Master Services Agreement Call Handling Services between Comcast and Support.com, effective as of December 31, 2013 (incorporated by reference to Exhibit 10.22 of Support.com’s annual report on Form 10-K filed with the SEC on March 7, 2014) (1)

10.12
Statement of Work Number 3 to Master Services Agreement Call Handling Services between Comcast and Support.com, effective as of March 21, 2014 (incorporated by reference to Exhibit 10.3 of Support.com’s quarterly report on Form 10-Q filed with the SEC on May 8, 2014) (1)

10.13
Change Management Form Number 2 under Statement of Work Number 1 to Master Services Agreement Call Handling Services between Comcast and Support.com, effective as of February 27, 2014 (incorporated by reference to Exhibit 10.1 of Support.com’s quarterly report on Form 10-Q filed with the SEC on May 8, 2014) (1)

10.14
Change Management Form Number 3 under Statement of Work Number 1 to Master Services Agreement Call Handling Services between Comcast and Support.com, effective as of March 4, 2014 (incorporated by reference to Exhibit 10.2 of Support.com’s quarterly report on Form 10-Q filed with the SEC on May 8, 2014) (1)

10.15
First Change Management Form to Statement of Work Number 3 to Master Services Agreement Call Handling Services between Comcast and Support.com, effective as of June 4, 2014 (incorporated by reference to Exhibit 10.1 of Support.com’s current report on Form 8-K filed with the SEC on June 11, 2014)

10.16
Reseller Agreement between Comcast and Support.com, effective as of June 6, 2014 (incorporated by reference to Exhibit 10.1 of Support.com’s current report on Form 8-K filed with the SEC on June 18, 2014) (1)

10.17
Change Management Form Number 4 under Statement of Work Number 1 to Master Services Agreement Call Handling Services between Comcast and Support.com, effective as of September 17, 2014 (incorporated by reference to Exhibit 10.1 of Support.com’s current report on Form 8-K filed with the SEC on October 6, 2014) (1)

10.18
Change Management Form Number 5 under Statement of Work Number 1 to Master Services Agreement Call Handling Services between Comcast and Support.com, effective as of September 18, 2014 (incorporated by reference to Exhibit 10.2 of Support.com’s current report on Form 8-K filed with the SEC on October 6, 2014) (1)

10.19
Statement of Work Number 4 to Master Services Agreement Call Handling Services between Comcast and Support.com, effective as of February 6, 2015 (incorporated by reference to Exhibit 10.1 of Support.com’s current report on Form 8-K filed with the SEC on February 18, 2015) (1)

10.20
Compensatory Arrangement between Support.com and Jim Stephens for his term as Executive Chairman and Interim CEO commencing March 25, 2014 (incorporated by reference to Support.com’s current report on Form 8-K filed with the SEC on March 14, 2014

10.21
Change Management Form Number 6 under Statement of Work Number 3 to Master Services Agreement Call Handling Services between Comcast and Support.com, effective as of April 6, 2015 (incorporated by reference to Exhibit 10.2 of Support.com’s current report on Form 8-K filed with the SEC on April 9, 2015) (1)

10.22
Amendment Number 1 to Statement of Work Number 3 to Master Services Agreement Call Handling Services between Comcast and Support.com, effective as of June 2, 2015 (incorporated by reference to Exhibit 10.2 of Support.com’s current report on Form 8-K filed with the SEC on July 2, 2015) (1)

10.23
Change Management Form Number 6 under Statement of Work Number 1 to Master Services Agreement Call Handling Services between Comcast and Support.com, effective as of November 18, 2015 (incorporated by reference to Exhibit 10.1 of Support.com’s current report on Form 8-K filed with the SEC on November 24, 2015) (1)

10.24
Change Management Form Number 7 under Statement of Work Number 3 to Master Services Agreement Call Handling Services between Comcast and Support.com, effective as of November 18, 2015 (incorporated by reference to Exhibit 10.2 of Support.com’s current report on Form 8-K filed with the SEC on November 24, 2015) (1)

10.25	Form of Directors’ and Officers’ Indemnification Agreement (incorporated by reference to Exhibit 10.1 of Support.com’s current report on Form 8-K filed with the SEC on December 10, 2015).
10.26
Change Management Form Number 1 to Master Services Agreement Call Handling Services between Comcast and Support.com, effective as of December 15, 2015 (incorporated by reference to Exhibit 10.1 of Support.com’s current report on Form 8-K filed with the SEC on December 16, 2015) (1)

10.27
Amendment to Master Services Agreement Call Handling Services between Comcast and Support.com, Inc. effective as of May 23, 2016 (incorporated by reference to Exhibit 10.1 of Support.com’s current report on Form 8-K filed with the SEC on May 26, 2016)

10.28
Change Management Form #8 to Statement of Work #1, between Comcast and Company, signed June 2, 2016 (incorporated by reference to Exhibit 10.1 of Support.com’s current report on Form 8-K filed with the SEC on June 7, 2016) (1)

10.29
Change Management Form #8 to Statement of Work #3, between Comcast and Company, signed June 2, 2016 (incorporated by reference to Exhibit 10.2 of Support.com’s current report on Form 8-K filed with the SEC on June 7, 2016) (1)

10.30
Change Management Form #9 to Statement of Work #3, between Comcast and Support.com, signed July 13, 2016 (incorporated by reference to Exhibit 10.1 of Support.com’s current report on Form 8-K filed with the SEC on July 29, 2016) (1)

10.31
Separation Agreement and General Release, dated October 31, 2016, by and between Support.com, Inc. and Elizabeth M. Cholawsky (incorporated by reference to Exhibit 10.1 of Support.com’s current report on Form 8-K filed with the SEC on November 1, 2016)

10.32
Change Management Form #7 to Statement of Work #1, between Comcast and Company, signed December 9, 2016 (incorporated by reference to Exhibit 10.1 of Support.com’s current report on Form 8-K filed with the SEC on December 20, 2016) (1)

10.33
Change Management Form #10 to Statement of Work #3, between Comcast and Support.com, signed December 9, 2016 (incorporated by reference to Exhibit 10.2 of Support.com’s current report on Form 8-K filed with the SEC on December 20, 2016) (1)

10.34
Lease Agreement between HCP LS Redwood City, LLC and the Company dated December 20, 2016 (incorporated by reference to Exhibit 10.36 of Support.com’s annual report on Form 10-K filed with the SEC on March 7, 2017)

10.35*
Employment Offer Letter between Rick Bloom and Support.com, Inc., dated December 21, 2016 and effective as of October 28, 2016 (incorporated by reference to Exhibit 10.1 of Support.com’s current report on Form 8-K filed with the SEC on December 22, 2016)

10.36
Change Management Form #11 to Statement of Work #3, between Comcast and Company, signed February 6, 2017 (incorporated by reference to Exhibit 10.1 of Support.com’s Form 8-K filed with the SEC on February 10, 2017) (1)

10.37
Change Management Form #12 to Statement of Work #3, between Comcast and Company, signed March 7, 2017 (incorporated by reference to Exhibit 10.1 of Support.com’s Form 8-K filed with the SEC on March 16, 2017) (1)

10.38
Change Management Form #9 to Statement of Work #1, between Comcast and Company, signed February 24, 2017 (incorporated by reference to Exhibit 10.2 of Support.com’s Form 8-K filed with the SEC on March 16, 2017) (1)

10.39
Change Management Form #13 to Statement of Work #3, between Comcast and Company, signed February 24, 2017 (incorporated by reference to Exhibit 10.3 of Support.com’s Form 8-K filed with the SEC on March 16, 2017) (1)

10.40
Change Management Form #14 to Statement of Work #3, between Comcast and Company, signed February 24, 2017 (incorporated by reference to Exhibit 10.4 of Support.com’s Form 8-K filed with the SEC on March 16, 2017) (1)

10.41	Standard Sublease between the Company and NantMobile, LLC dated April 29, 2017 (incorporated by reference to Exhibit 10.1 of Support.com’s Form 8-K filed with the SEC on May 3, 2017)
10.42
Change Management Form 15 to Statement of Work #3, between Comcast and Company, signed May 17, 2017 (incorporated by reference to Exhibit 10.1 of Support.com’s Form 8-K filed with the SEC on May 23, 2017) (1)

10.43
Change Management Form to Statement of Work #3 between Comcast and Company, signed July 6, 2017 (incorporated by reference to Exhibit 10.1 of Support.com’s Form 8-K filed with the SEC on July 13, 2017)(1)

10.44
Amendment #3 to Master Services Agreement Call Handling Services between Comcast and Company, entered into on July 24, 2017 (incorporated by reference to Exhibit 10.1 of Support.com’s Form 8-K filed with the SEC on July 27, 2017)

10.45
Change Management Form to Statement of Work #1 and Statement of Work #3 between Comcast and Company, signed August 10, 2017 (incorporated by reference to Exhibit 10.1 of Support.com’s Form 8-K filed with the SEC on August 23, 2017)

10.47
Change Management Form to Statement of Work #3 between Comcast and Company, signed August 10, 2017 (incorporated by reference to Exhibit 10.2 of Support.com’s Form 8-K filed with the SEC on August 23, 2017) (1)

10.48
Settlement Agreement (Consent Order) between the U.S. Federal Trade Commission and Company entered into on November 6, 2018 (incorporated by reference to Support.com’s current report on Form 8-K filed with the SEC on November 7, 2018)

10.49
Extension of Lease Agreement between the Company and Mariposa Building, LLC executed on February 21, 2019 (incorporated by reference to Exhibit 10.1 of Support.com’s Form 8-K filed with the SEC on February 26, 2019)

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