Form 10-Q
period 2020-03-31
Support.com, Inc.
filed 2020-05-13
CIK 1104855

UNITED STATES
 SECURITIES AND EXCHANGE COMMISSION
 Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒
QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2020

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

On April 30, 2020, 19,053,854 shares of the Registrant’s Common Stock, $0.0001 par value, were outstanding.

SUPPORT.COM, INC.
FORM 10-Q
QUARTERLY PERIOD ENDED MARCH 31, 2020

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS (UNAUDITED)

 SUPPORT.COM, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share data)

	March 31, 2020	December 31, 2019
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$15,141	$10,087
Short-term investments	13,275	16,327
Accounts receivable, net	8,071	9,398
Prepaid expenses and other current assets	853	728
Total current assets	37,340	36,540
Property and equipment, net	462	533
Intangible assets	250	250
Right of use assets, net	178	-
Other assets	624	717

Total assets	$38,854	$38,040

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$710	227
Accrued compensation	2,005	1,610
Other accrued liabilities	615	1,001
Short-term lease liability	171	-
Short-term deferred revenue	1,137	1,193
Total current liabilities	4,638	4,081
Other long-term liabilities	783	792
Total liabilities	5,421	4,873
Commitments and contingencies (Note 3)
Stockholders’ equity:
Common stock; par value $0.0001, 50,000,000 shares authorized; 19,536,768 issued and 19,053,854 outstanding at March 31, 2020 and December 31, 2019	2	2
Additional paid-in capital	250,206	250,092
Treasury stock, at cost (482,914 shares at March 31, 2020 and December 31, 2019)	(5,297)	(5,297)
Accumulated other comprehensive loss	(2,592)	(2,380)
Accumulated deficit	(208,886)	(209,250)
Total stockholders’ equity	33,433	33,167

Total liabilities and stockholders’ equity	$38,854	$38,040

See accompanying notes.

SUPPORT.COM, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share amounts)
(Unaudited)

	Three Months Ended March 31,
	2020	2019
Revenue:
Services	$11,511	$16,864
Software and other	438	1,200
Total revenue	11,949	18,064
Cost of revenue:
Cost of services	7,685	13,798
Cost of software and other	29	54
Total cost of revenue	7,714	13,852
Gross profit	4,235	4,212
Operating expenses:
Engineering and IT	1,040	749
Sales and marketing	813	392
General and administrative	2,053	1,896

Total operating expenses	3,906	3,037
Income from operations	329	1,175
Interest income and other, net	84	296
Income before income taxes	413	1,471
Income tax provision	49	28
Net income	$364	$1,443

Basic and diluted earnings per share:
Net income	$0.02	$0.08
Shares used in computing basic net income per share	19,054	18,955
Shares used in computing diluted net income per share	19,233	19,004

See accompanying notes.

SUPPORT.COM, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in thousands)
(Unaudited)

	Three Months Ended March 31,
	2020	2019
Net income	$364	$1,443

Other comprehensive income (loss):
Change in foreign currency translation adjustment	(211)	90
Change in net unrealized gain (loss) on investments	(1)	50
Other comprehensive income (loss)	(212)	149

Comprehensive income	$152	$1,592

See accompanying notes.

 SUPPORT.COM, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(in thousands, except share data)

	Common Stock
	Shares	Amount	Additional Paid-In Capital	Treasury Stock	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders’ Shares
Balances at December 31, 2018	18,955,264	$2	$268,794	$(5,297)	$(2,507)	$(213,096)	$47,896
Net income	—	—	—	—	—	1,443	1,443
Other comprehensive income	—	—	—	—	149	—	149
Stock-based compensation expense		—	52		—	—	52
Balances at March 31, 2019	18,955,264	$2	$268,864	$(5,297)	$(2,358)	$(211,653)	$49,540
Balances at December 31, 2019	19,053,854	$2	$250,092	$(5,297)	$(2,380)	$(209,250)	$33,167
Net income	—	—	—	—	—	364	364
Other comprehensive loss	—	—	—	—	(212)	—	(212)
Stock-based compensation expense		—	114		—	—	114
Balances at March 31, 2020	19,053,854	$2	$250,206	$(5,297)	$(2,592)	$(208,886)	$33,433

See accompanying notes.

SUPPORT.COM, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(Unaudited)

	Three Months Ended March 31,
	2020	2019
Operating Activities:
Net income	$364	$1,443
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation	72	75
Amortization of premiums and discounts on investments	23	37
Stock-based compensation	114	52
Changes in assets and liabilities:
Accounts receivable, net	1,327	(2,579)
Prepaid expenses and other current assets	(143)	50
Other assets	(183)	72
Accounts payable	432	(11)
Accrued compensation	392	(1,028)
Other accrued liabilities and lease liability	(215)	37
Other long-term liabilities	(60)	-
Deferred revenue	(56)	180
Net cash provided by (used in) operating activities	2,067	(1,672)

Investing Activities:
Purchases of property and equipment	(1)	(9)
Purchases of investments	-	(3,570)
Maturities of investments	3,029	9,645
Net cash provided by investing activities	3,028	6,066
Effect of exchange rate changes on cash and cash equivalents	(41)	8
Net increase in cash and cash equivalents	5,054	4,402
Cash and cash equivalents at beginning of period	10,087	25,182
Cash and cash equivalents at end of period	$15,141	$29,584

Supplemental schedule of cash flow information:
Income taxes paid	$-	$-

See accompanying notes.

SUPPORT.COM, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 1. Significant Accounting Policies

Basis of Presentation

The accompanying unaudited interim condensed consolidated financial statements include the accounts of Support.com, Inc. (the “Company”, “Support.com”, “We” or “Our”) and its wholly owned subsidiaries. All intercompany balances and transactions have been eliminated. The condensed consolidated balance sheet as of March 31, 2019 and the consolidated statements of operations and comprehensive income for the three months ended March 31, 2020 and 2019 and the consolidated statements of cash flows for the three months ended March 31, 2020 and 2019 are unaudited. In the opinion of management, these unaudited interim condensed consolidated financial statements reflect all adjustments (consisting of normal recurring adjustments) that are necessary for a fair presentation of the results for, and as of, the periods shown. The results of operations for such periods are not necessarily indicative of the results expected for the full fiscal year or for any future period. The condensed consolidated balance sheet information as of December 31, 2019 is derived from audited financial statements as of that date. These financial statements have been prepared based upon Securities and Exchange Commission (“SEC”) rules that permit reduced disclosure for interim periods. For a more complete discussion of significant accounting policies and certain other information, these unaudited interim condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2019, filed with the SEC on March 18, 2020.

Impact of Disease Outbreak

On March 11, 2020, the World Health Organization declared the outbreak of a respiratory disease caused by a new coronavirus as a “pandemic”. First identified in late 2019 and known now as COVID-19, the outbreak has impacted thousands of individuals worldwide. In response, many countries have implemented measures to combat the outbreak which have impacted global business operations. As of the date of issuance of the financial statements, the Company’s operations have not been significantly impacted, however, the Company continues to monitor the situation. No impairments were recorded as of the balance sheet date as no triggering events or changes in circumstances had occurred as of March 31, 2020; however, due to significant uncertainty surrounding the situation, management's judgment regarding this could change in the future. In addition, while the Company’s results of operations, cash flows and financial condition could be negatively impacted, the extent of the impact cannot be reasonably estimated at this time.

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

Revenue Recognition

Disaggregation of Revenue

We generate revenue from the sale of services and sale of software fees for end-user software products provided through direct customer downloads and through the sale of these end-user software products via partners. The following table depicts the disaggregation of revenue (in thousands) according to revenue type and is consistent with how we evaluate our financial performance:

	Three Months Ended
	March 31,
Revenue from Contracts with Customers:	2020	2019
Services	$11,511	$16,864
Software and other	438	1,200
Total revenue	$11,949	$18,064

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

The following table represent deferred revenue activity for the three months ended March 31, 2020 and 2019 (in thousands):

	March 31, 2020	March 31, 2019

Deferred revenue - beginning of period	$1,193	1,135
Deferred revenue	403	751
Recognition of unearned revenue	(459)	(571)
Deferred revenue - end of period	$1,137	$1,315

Partners are generally invoiced monthly. Fees from customers via referral programs and direct transactions are generally paid with a credit card at the time of sale. Revenue is recognized net of any applicable sales tax.

Services revenue also includes fees from licensing of Support.com cloud-based software. In such arrangements, customers receive a right to use our Support.com Cloud applications in their own support organizations. We license our cloud based software using a software-as-a-service (“SaaS”) model under which customers cannot take possession of the technology and pay us on a per-user or usage basis during the term of the arrangement. In addition, services revenue includes fees from implementation services of our cloud-based software. Currently, revenues from implementation services are recognized ratably over the customer life which is estimated as the term of the arrangement once the Support.com Cloud services are made available to customers. We generally charge for these services on a time and material basis. As of March 31, 2020, revenues from implementation services are di minimus.

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

We view this investment portfolio as available for use in our current operations, and therefore we present our marketable securities as short-term assets

We monitor our investments for impairment on a quarterly basis and determine whether a decline in fair value is other-than-temporary by considering factors such as current economic and market conditions, the credit rating of the security’s issuer, the length of time an investment’s fair value has been below our carrying value, the Company’s intent to sell the security and the Company’s belief that it will not be required to sell the security before the recovery of its amortized cost. If an investment’s decline in fair value is deemed to be other-than-temporary, we reduce its carrying value to its estimated fair value, as determined based on quoted market prices or liquidation values. Declines in value judged to be other-than-temporary, if any, are recorded in operations as incurred. At December 31, 2019, the Company evaluated its unrealized losses on marketable securities and determined them to be temporary. We currently do not intend to sell securities with unrealized losses, and we concluded that we will not be required to sell these securities before the recovery of their amortized cost basis. At March 31, 2020 and December 31, 2019, the fair value of cash, cash equivalents and investments was $28.4 million and $26.4 million, respectively.

The following is a summary of cash, cash equivalents and investments at March 31, 2020 and December 31, 2019 (in thousands):
As of March 31, 2020	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Cash	$9,823	$—	$—	$9,823
Money market funds	5,318	—	—	5,318
Certificates of deposit	438	—	—	438
Commercial paper	2,797	1	—	2,798
Corporate notes and bonds	8,812	4	(39)	8,777
U.S. government agency securities	1,251	11	—	1,262
	$28,439	$16	$(39)	$28,416
Classified as:
Cash and cash equivalents	$15,141	$—	$—	$15,141
Short-term investments	13,298	16	(39)	13,275
	$28,439	$16	$(39)	$28,416

As of December 31, 2019	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Cash	$7,814	$—	$—	$7,814
Money market funds	1,137	—	—	1,137
Certificates of deposit	475	—	—	475
Commercial paper	6,912	—	(1)	6,911
Corporate notes and bonds	7,922	15	(4)	7,933
U.S. government agency securities	2,145	—	(1)	2,144
	$26,405	$15	$(6)	$26,414
Classified as:
Cash and cash equivalents	$10,087	$—	$—	$10,087
Short-term investments	16,318	15	(6)	16,327
	$26,405	$15	$(6)	$26,414

The following table summarizes the estimated fair value of our marketable securities classified by the stated maturity date of the security (in thousands):

	March 31, 2020	December 31, 2019
Due within one year	$11,043	$12,754
Due within two years	2,232	3,573
	$13,275	$16,327

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

In accordance with ASC 820, the following table represents our fair value hierarchy for our financial assets (cash equivalents and investments) measured at fair value on a recurring basis as of March 31, 2020 and December 31, 2019 (in thousands):

As of March 31, 2020	Level 1	Level 2	Level 3	Total
Money market funds	$5,318	$—	$—	$5,318
Certificates of deposit	—	438	—	438
Commercial paper	—	2,798	—	2,798
Corporate notes and bonds	—	8,777	—	8,777
U.S. government agency securities	—	1,262	—	1,262
Total	$5,318	$13,275	$—	$18,593

As of December 31, 2019	Level 1	Level 2	Level 3	Total
Money market funds	$1,137	$—	$—	$1,137
Certificates of deposit	—	475	—	475
Commercial paper	—	6,911	—	6,911
Corporate notes and bonds	—	7,933	—	7,933
U.S. government agency securities	—	2,144	—	2,144
Total	$1,137	$17,463	$—	$18,600

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

For the three months ended March 31, 2020, Comcast and Cox Communications accounted for 47% and 37%, respectively, of our total revenue. For the three months ended March 31, 2019, Comcast and Cox Communications accounted for 68% and 20%, respectively, of our total revenue. There were no other customers that accounted for 10% or more of total revenue for the three months ended March 31, 2020 and 2019.

The credit risk in our trade accounts receivable is substantially mitigated by our evaluation of the customers’ financial conditions at the time we enter into business and reasonably short payment terms. As of March 31, 2020, Comcast and Cox Communications accounted for 48% and 38%, respectively, of our total accounts receivable. As of December 31, 2019, Comcast and Cox Communications accounted for 59% and 33%, respectively, of our total accounts receivable. There were no other customers that accounted for 10% or more of our total accounts receivable as of March 31, 2020 and December 31, 2019.

Trade Accounts Receivable and Allowance for Doubtful Accounts

Trade accounts receivable are recorded at the invoiced amount. We perform evaluations of our customers’ financial condition and generally do not require collateral. We make judgments as to our ability to collect outstanding receivables and provide allowances for a portion of receivables when collection becomes doubtful. Reserves are made based on a specific review of all significant outstanding invoices. For those invoices not specifically provided for, reserves are recorded at differing rates, based on the age of the receivable. In determining these rates, we analyze our historical collection experience and current payment trends. The determination of past-due accounts is based on contractual terms. We had an allowance for doubtful accounts of $28,000 at both March 31, 2020 and December 31, 2019.

Self-Funded Health Insurance

Effective January 1, 2015, the Company maintains a self-funded health insurance program with a stop-loss umbrella policy with a third party insurer to limit the maximum potential liability for medical claims. With respect to this program, the Company considers historical and projected medical utilization data when estimating its health insurance program liability and related expense. As of March 31, 2020, the Company had approximately $239,000 in reserve for its self-funded health insurance program. As of December 31, 2019, the Company had approximately $404,000 in reserve for its self-funded health insurance program. The reserve is included in “other accrued liabilities” in the condensed consolidated balance sheets.

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

Accumulated Other Comprehensive Loss

The components of accumulated other comprehensive loss, which relate entirely to accumulated foreign currency translation losses associated with our foreign subsidiaries and unrealized losses on investments, consisted of the following (in thousands):

	Foreign Currency Translation Losses	Unrealized Losses on Investments	Total
Balance as of December 31, 2019	$(2,389)	$9	$(2,380)
Current-period other comprehensive (loss)	(211)	(1)	(212)
Balance as of March 31, 2020	$(2,600)	$8	$(2,592)

	Foreign Currency Translation Losses	Unrealized Losses on Investments	Total
Balance as of December 31, 2018	$(2,438)	$(69)	$(2,507)
Current-period other comprehensive income	99	50	149
Balance as of March 31, 2019	$(2,339)	$(19)	$(2,358)

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

The fair value of our stock-based awards was estimated using the following weighted average assumptions for the three months ended March 31, 2020 and 2019:

	Stock Option Plan
	Three Months Ended March 31,
	2020	2019 (1)
Risk-free interest rate	0.60%	0%
Expected term (in years)	3.13	0.0
Volatility	37.2%	0%
Expected dividend	0%	0%
Weighted average grant-date fair value	$0.15	$0.00

(1)
There were no options granted for the three months ended March 31, 2019.

There were no Employee Stock Purchase Plan (“ESPP”) purchases for the three months ended March 31, 2020 and 2019.

We recorded the following stock-based compensation expense for the three months ended March 31, 2020 and 2019 (in thousands):

	Three Months Ended March 31,
	2020	2019
Stock-based compensation expense related to grants of:
Stock options	$31	$33
Restricted stock units (“RSUs”)	83	19
	$114	$52
Stock-based compensation expense recognized in:
Cost of service	$5	$8
Engineering and IT	2	7
Sales and marketing	8	12
General and administrative	99	25
	$114	$52

Earnings Per Share

Basic earnings per share is computed using our net income and the weighted average number of common shares outstanding during the reporting period. Diluted earnings per share is computed using our net income and the weighted average number of common shares outstanding, including the effect of the potential issuance of common stock such as stock issuable pursuant to the exercise of stock options and warrants and vesting of RSUs using the treasury stock method when dilutive.

For the three months ended March 31, 2020 and 2019, diluted earnings per share was computed using our net income and the weighted average number of common shares outstanding, including the effect of the potential issuance of common stock such as stock issuable pursuant to the exercise of stock options and warrants and vesting of RSUs using the treasury stock method.

The following table sets forth the computation of basic and diluted earnings per share (in thousands, except per share amounts):

	Three Months
	Ended
	March 31,
	2020	2019

Net income	$364	$1,443

Basic:
Weighted-average shares of common stock outstanding	19,054	18,955
Shares used in computing basic income per share	19,054	18,955
Basic earnings per share	0.02	0.08
Diluted:
Weighted-average shares of common stock outstanding	19,054	18,955
Add: Common equivalent shares outstanding	179	49
Shares used in computing diluted earnings per share	19,233	19,004
Diluted earnings per share	$0.02	$0.08

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

We generally agree to indemnify our customers against legal claims that our end-user software products infringe certain third-party intellectual property rights. As of March 31, 2020, we have not been required to make any payment resulting from infringement claims asserted against our customers and have not recorded any related accruals.

Leases

We recognized operating and financing lease liabilities and corresponding right-of-use (ROU) assets on the balance sheet and to provide enhanced disclosures surrounding the amount, timing and uncertainty of cash flows arising from leasing arrangements. We determine if an arrangement is a lease at inception. Operating leases are included in operating lease right-of-use (“ROU”) assets and short- and long-term lease liabilities in our consolidated balance sheets. Finance leases are included in property and equipment, other current liabilities, and other long-term liabilities in our consolidated balance sheets.

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

Recent Accounting Pronouncements

Recent Accounting Standards Adopted in the Current Period

Financial Instruments
           In January 2016, the FASB issued ASU No. 2016-01, Financial Instruments - Recognition and Measurement of Financial Assets and Financial Liabilities (Topic 825). ASU No. 2016-01 revises the classification and measurement of investments in certain equity investments and the presentation of certain fair value changes for certain financial liabilities measured at fair value. ASU No. 2016-01 requires the change in fair value of many equity investments to be recognized in net income. The Company adopted ASU 2016-01 in its first quarter of 2018 utilizing the modified retrospective transition method. Based on the composition of the Company's investment portfolio, the adoption of ASU-2016-01 did not have a material impact on the consolidated financial statments.

In August 2018, the FASB issued Accounting Standard Update No. 2018-13, Changes to Disclosure Requirements for Fair Value Measurements (Topic 820) (ASU 2018-13), which improved the effectiveness of disclosure requirements for recurring and nonrecurring fair value measurements. The standard removes, modifies, and adds certain disclosure requirements. We adopted the new standard effective January 1, 2019 and do not expect the adoption of this guidance to have a material impact on its consolidated financial statements.

New Accounting Standards to be adopted in Future Periods

Financial Instruments
In June 2016, the FASB issued ASU 2016-13, Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments. The standard's main goal is to improve financial reporting by requiring earlier recognition of credit losses on financing receivables and other financial assets in scope. The effective date for all public companies, except smaller reporting companies, is fiscal years beginning after December 15, 2019, including interim periods within those fiscal years. The effective date for all other entities is fiscal years beginning after December 15, 2022, including interim periods within those fiscal years.  We do not expect the standard to have a material impact on our consolidated financial statements.

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

Note 2. Income Taxes

We recorded an income tax provision (benefit) of $49,000 and $28,000 for the three months ended March 31, 2020 and 2019, respectively.  The income tax provision for interim periods is determined using an estimate of the annual effective tax rate, adjusted for discrete items, if any, that are taken into account in the relevant period. Each quarter, the estimate of the annual effective tax rate is updated, and if the estimated effective tax rate changes, a cumulative adjustment is made. There is a potential for volatility of the effective tax rate due to several factors, including changes in the mix of the pre-tax income and the jurisdictions to which it relates, changes in tax laws and settlements with taxing authorities and foreign currency fluctuations.

As of March 31, 2020, our deferred tax assets are fully offset by a valuation allowance except in those jurisdictions where it is determined that a valuation allowance is not required.

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

The Company does not anticipate a material change in the total amount or composition of its unrecognized tax benefits as of March 31, 2020.

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

Pursuant to the Consent Order, under which the Company neither admitted nor denied the FTC’s allegations (except as to the Court having jurisdiction over the matter), the FTC has agreed to accept a payment of $10 million in settlement of the $35 million judgement, subject to the factual accuracy of the information the Company has provided as part of our financial representations. The $10 million payment was made on April 1, 2019 and was recognized in operating expenses within the Company’s consolidated statements of operations for the year ended December 31, 2018.

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
Guarantees

We have identified guarantees in accordance with ASC 450, Contingencies. This guidance stipulates that an entity must recognize an initial liability for the fair value, or market value, of the obligation it assumes under the guarantee at the time it issues such a guarantee, and must disclose that information in its interim and annual financial statements. We have entered into various service level agreements with our partners, in which we may guarantee the maintenance of certain service level thresholds. Under some circumstances, if we do not meet these thresholds, we may be liable for certain financial costs. We evaluate costs for such guarantees under the provisions of ASC 450. We consider such factors as the degree of probability that we would be required to satisfy the liability associated with the guarantee and the ability to make a reasonable estimate of the resulting cost. During the three months ended March 31, 2020, we did not incur any costs as a result of such obligations. We have not accrued any liabilities related to such obligations in the condensed consolidated financial statements as of March 31, 2020 and December 31, 2019.

Note 4. Intangible Assets

In December 2006, we acquired the use of a toll-free telephone number for cash consideration of $250,000. This asset has an indefinite useful life.

As of March 31, 2020, all intangible assets have been fully amortized with the exception of the indefinite-life intangibles.

Note 5. Other Accrued Liabilities

Other accrued liabilities consist of the following (in thousands):

	March 31, 2020	December 31, 2019
Accrued expenses	$282	$443
Self-insurance accruals	239	404
Lease liabilities	-	68
Other accrued liabilities	94	86
Total other accrued liabilities	$615	$1,001

Note 6. Stockholder’s Equity

Stock Options

The following table represents the stock option activity for the three months ended March 31, 2020:

	Number of Shares	Weighted Average Exercise Price per Share	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
Outstanding options at December 31, 2019	816,185	$1.77	7.49	$16
Granted	754,000	1.35
Exercised	—	—
Forfeited	(40,616)	$1.40
Outstanding options at March 31, 2020	1,529,569	$1.57	8.78	$16
Options vested and expected to vest	1,529,569	$1.57	8.78	$16
Exercisable at March 31, 2020	703,188	$1.85	7.59	$11

The following table represents the stock option activity for the three months ended March 31, 2019:

	Number of Shares	Weighted Average Exercise Price per Share	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
Outstanding options at December 31, 2018	803,320	$2.89	8.43	$54
Granted	—	—
Exercised	—	—
Forfeited	(26,750)	$2.71
Outstanding options at March 31, 2019	776,570	$2.90	8.18	$-
Options vested and expected to vest	764,988	$2.90	8.18	$-
Exercisable at March 31, 2019	584,182	$3.08	8.09	$-

The aggregate intrinsic value in the table above represents the total pre-tax intrinsic value that would have been received by the option holders had they all exercised their options on March 31, 2020. This amount changes based on the fair market value of our stock. Total fair value of options vested during the three months ended March 31, 2020 and 2019 was $46,000 and $29,000, respectively.

At March 31, 2020, there was $158,000 of unrecognized compensation cost related to existing options outstanding which is expected to be recognized over a weighted average period of 3.7 years.

Employee Stock Purchase Plan

In the second quarter of 2011, to advance the interests of the Company and its stockholders by providing an incentive to attract, retain and reward eligible employees and by motivating such persons to contribute to the growth and profitability of the Company, the Company’s Board of Directors (the “Board”) and stockholders approved an ESPP and reserved 333,333 shares of our common stock for issuance effective as of May 15, 2011. The ESPP continues in effect for ten (10) years from its effective date unless terminated earlier by the Company. The ESPP consists of six-month offering periods during which employees may enroll in the plan. The purchase price on each purchase date shall not be less than eighty-five percent (85%) of the lesser of (a) the fair market value of a share of stock on the offering date of the offering period or (b) the fair market value of a share of stock on the purchase date. During the three months ended March 31, 2020 and 2019, no shares were purchased under ESPP. As of March 31, 2020, approximately 104,071 shares remain available for grant under the ESPP.

Restricted Stock Units

The following table represents RSU activity for the three months ended March 31, 2020:

	Number of Shares	Weighted Average Grant-Date Fair Value per Share	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
Outstanding RSUs at December 31, 2019	248,549	$1.62	0.60	$271
Awarded	—	—
Released	—	—
Forfeited	—	—
Outstanding RSUs at March 31, 2020	248,549	$1.62	0.34	$271

The following table represents RSU activity for the three months ended March 31, 2019:

	Number of Shares	Weighted Average Grant-Date Fair Value per Share	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
Outstanding RSUs at December 31, 2018	96,230	$2.78	0.60	$227
Awarded	—	—
Released	—	—
Forfeited	(18,181)	—
Outstanding RSUs at March 31, 2019	78,049	$2.27	0.35	$177

At March 31, 2020, there was $113,000 of unrecognized compensation cost related to RSUs which is expected to be recognized over a weighted average period of 0.3 years.

Stock Repurchase Program

On April 27, 2005, our Board authorized the repurchase of up to 666,666 outstanding shares of our common stock. As of March 31, 2020 the maximum number of shares remaining that can be repurchased under this program was 602,467. The Company does not intend to repurchase shares without further approval from its Board.

Note 7. Leases

We have entered into various non-cancelable operating lease agreements for certain of our offices, and certain equipment. The Colorado and Sunnyvale office leases were both renewed during the period and will expire on January 31, 2021 and March 31, 2021, respectively.

The components of lease costs, lease term and discount rate are as follows (in thousands except lease term and discount rate):

	Three Months Ended March 31, 2020	Three Months Ended March 31, 2019
Operating leases
Operating lease right-of-use assets	$178	$186

Operating lease liabilities – short term	$171	$175
Operating lease liabilities – long-term	7	13
Total operating lease liabilities	$178	$188

Weighted Average Remaining Lease Term
Operating leases	1.1 years	1.1 years
Weighted Average Discount Rate
Operating leases	4.5%	4.5%

The following represents maturities of operating lease liabilities as of March 31, 2020 (in thousands):

Operating Leases
Reminder of 2020	$135
2020	45
2021	2
Total undiscounted cash flows	182
Less imputed interest	(4)
Present value of lease liabilities	$178

Supplemental cash flow information related to leases are as follows (in thousands):

	Three Months Ended March 31, 2020	Three Months Ended March 31, 2019
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$45	$44
Right-of-use assets obtained in exchange for lease obligations:
Operating leases	$-	$-

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion of our financial condition and results of operations should be read in conjunction with our condensed consolidated financial statements and the related notes included elsewhere in this Form 10-Q (the “Report”) and the section entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the consolidated financial statements and related notes included in our Annual Report on Form 10-K for the year ended December 31, 2019. The following discussion includes forward-looking statements. Please see “Risk Factors” in Item 1A of this Report for important information to consider when evaluating these statements.

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

Total revenue for the first quarter of 2020 decreased 34% from the first quarter of 2019. Revenue from services decreased 32% from the first quarter of 2019 primarily due to a decrease in billable hours of our largest customer somewhat offset by an increase in revenues of other major customers. Revenue from software and other decreased 64% from the first quarter of 2019 due to lower new subscriptions and renewals.

Cost of services for the first quarter of 2020 decreased 44% from the first quarter of 2019which was primarily attributable to lower compensation costs as headcount decreased commensurate with the lower revenues. Cost of software and other for the first quarter of 2020 decreased 46% from the first quarter of 2019. Total gross margin increased from 23% to 35% from the first quarter of 2019.

Operating expenses for the first quarter of 2020 increased 29% from the same period in 2019, primarily driven by increases in advertising expense, consulting services, legal fees, stock based compensation and temporary help.
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

 Critical Accounting Policies and Estimates

In preparing our interim condensed consolidated financial statements, we make estimates, assumptions and judgments that can have a significant impact on our net revenue, operating income or loss and net income or loss, as well as on the value of certain assets and liabilities on our condensed consolidated balance sheet. We believe that the estimates, assumptions and judgments involved in the accounting policies described in Management’s Discussion and Analysis of Financial Condition and Results of Operations in Item 7 of our Annual Report on Form 10-K for the fiscal year ended December 31, 2019 have the greatest potential impact on our interim condensed consolidated financial statements, so we consider them to be our critical accounting policies and estimates. There have been no significant changes in these critical accounting policies and estimates except the accounting for financial instrument during the three months ended March 31, 2020.

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

Revenue Recognition

For information regarding to the disaggregation of revenue, see Note 1 – Significant Accounting Policies, Revenue Recognition.

RESULTS OF OPERATIONS

The following table sets forth the results of operations for the three months ended March 31, 2020 and 2019 expressed as a percentage of total revenue:

	Three Months Ended March 31,
	2020	2019
Revenue:
Services	96%	93%
Software and other	4	7

Total revenue	100	100

Cost of revenue:
Cost of services	64	76
Cost of software and other	1	1
Total cost of revenue	65	77
Gross profit	35	23
Operating expenses:
Engineering and IT	9	4
Sales and marketing	7	2
General and administrative	17	10

Total operating expenses	33	16

Income from operations	2	7
Interest income and other, net	1	1

Income from operations, before income taxes	3	8
Income tax provision	1	-
Net income	2%	8%

REVENUE

	Three Months Ended
	March 31,		$	%
In thousands, except percentages	2020	2019	Change	Change
Services	$11,511	$16,864	$(5,353)	(32)%
Software and other	438	1,200	(762)	(63)%
Total revenue	$11,949	$18,064	$(6,115)	(34)%

Services. Services revenue consists primarily of fees for customer support services generated from our partners.  We provide these services remotely, generally using service delivery personnel who utilize our proprietary technology to deliver the services. Services revenue is also comprised of licensing of our Support.com Cloud applications. Services revenue for the three months ended March 31, 2020 decreased by $5.4 million, or 32% from the same period in 2019 mainly due to decrease in billable hours of Comcast offset by an increase in sales from Cox Communications. For the three months ended March 31, 2020, services revenue generated from our partnerships was $11.0 million compared to $16.2 million for the same period in 2019. Direct services revenue was $0.5 million for the three months ended March 31, 2020 compared to $0.7 million for the same period in 2019. As with any market that is undergoing shifts, timing of downward pressures and growth opportunities in our services programs are difficult to predict. We are experiencing downward pressure with some of our services programs as personal computer and certain retail markets are subject to seasonal or other sector specific softness. However, we still see opportunity in the market for growth with our service partners as a result of the evolving support market trends.

Software and other. Software and other revenue is comprised primarily of fees for end-user software products provided through direct customer downloads, and, to a lesser extent, through the sale of these software products via partners. Software and other revenue for the three months ended March 31, 2020 decreased by $0.8 million, or 64%, from the same period in 2019 due to new subscriptions being less than expirations of subscriptions. For the three-month period ended March 31, 2020 and 2019, revenue from software and other generated from our direct sales was $0.4 million and $0.5 million, respectively. Software and other revenue generated from our partnerships was $38,000 and $0.7 million for the three months ended March 31, 2020 and the three months ended March 31, 2019.

COST OF REVENUE

	Three Months Ended
	March 31,		$	%
In thousands, except percentages	2020	2019	Change	Change
Cost of services	$7,685	$13,798	$(6.113)	(44)%
Cost of software and other	29	54	(25)	(46)%
Total cost of revenue	$7,714	$13,852	$(6,138)	(44)%

Cost of services. Cost of services consists primarily of compensation costs and contractor expenses for people providing services, technology and telecommunication expenses related to the delivery of services and other personnel-related expenses in service delivery. The decrease of $6.1 million in cost of services for the three months ended March 31, 2020 compared to the same period in 2019 was mainly driven by lower compensation expenses due to decrease in hiring and lower technology cost due to renegotiated software hosting costs.

Cost of software and other. Cost of software and other fees consists primarily of third-party royalty fees for our end-user software products. Certain of these products were developed using third-party research and development resources, and the third party receives royalty payments on sales of products it developed. The cost of software and other for the three months ended March 31, 2020 were flat as compared with the year-ago period.

OPERATING EXPENSES

	Three Months Ended
	March 31,		$	%
In thousands, except percentages	2020	2019	Change	Change
Engineering and IT	$1,040	$749	$291	39%
Sales and marketing	$813	$392	$421	107%
General and administrative	$2,053	$1,896	$157	8%
Engineering and IT. Engineering and IT expense consists primarily of compensation costs, third-party consulting expenses and related overhead costs for engineering and IT personnel and are expensed as they are incurred. Engineering and IT costs for the three months ended March 31, 2020 increased $0.3 million primarily due to higher consulting fees.

Sales and marketing. Sales and marketing expense consists primarily of compensation costs of business development, program management and marketing personnel, as well as expenses for lead generation and promotional activities, including public relations, web site design, advertising and marketing. The increase of $0.4 million in sales and marketing expense for the three months ended March 31, 2020 compared to the same period in 2019 was primarily due to $0.2 million increase in advertising expense, $0.1 million increase in consulting fees and $0.1 million increase in salary and employee related expenses.

General and administrative. General and administrative expense consists primarily of compensation costs and related overhead costs for administrative personnel and professional fees for legal, accounting and other professional services. The general and administrative expense for three months ended March 31, 2020 compared to the same period in 2019 increased by $0.2 million is primarily due to $0.1 million increase in temporary help, $0.1 million increase in stock based compensation due to an additional 754,000 shares granted in March 2020, $0.1 million increase in legal fees and other increases in software and year-end related activities, offset by a $0.1 million decrease in consulting and recruiting charges.

INTEREST INCOME AND OTHER, NET

	Three Months Ended
	March 31,		$	%
In thousands, except percentages	2020	2019	Change	Change
Interest and other, net	$84	$296	$(212)	(72)%

Interest income and other, net. Interest income and other, net consists primarily of interest income on our cash, cash equivalents and short-term investments. The decrease in interest income and other, net of $0.2 million for the three months ended March 31, 2020 and 2019 was primarily due to lower cash and cash equivalents and short-term investments in banks after the $10 million payment to the FTC in April 2019 and the $19.1 million cash dividend paid in December, 2019 coupled with lower yields on investments, and $0.1 million related to international VAT charges.

INCOME TAX PROVISION

	Three Months Ended
	March 31,		$	%
In thousands, except percentages	2020	2019	Change	Change
Income tax provision	$49	$28	$21	75%

Income tax provision.  For the three months ended March 31, 2020, the income tax provision primarily consisted of foreign taxes.

The Coronavirus Aid, Relief, and Economic Security Act (CARES Act) was enacted on March 27, 2020. It contains several provisions that may have financial statement effects. Key Aspects of the CARES Act include the following:

●
Repealed the 80% taxable income limitation for 2018, 2019 and 2020. Also allows those years to be carried back up to five years
●
Allows corporations to claim 100% of AMT credits in 2019.  It also provides for an election to take the entire refundable credit amount in 2018
●
Section 163(j) ATI limit raised from 30% to 50% for businesses
●
Technical corrections to TCJA for Qualified Improvement Property (“QIP”). Designates as 15-year property for depreciation purposes, which makes QIP a category eligible for 100% bonus depreciation

The CARES Act is not expected have a material impact to Income Taxes in the Company's financial statements.

LIQUIDITY AND CAPITAL RESOURCES

Total cash, cash equivalents and investments at March 31, 2020 and December 31, 2019 were $28.4 million and $26.4 million, respectively. The increase in cash, cash equivalents and investments was primarily due to the use of cash in operating activities as we continue to invest in services and the Support.com Cloud product.

Operating Activities

Net cash provided by (used in) operating activities was $2.1 million and $(1.7) million for the three months ended March 31, 2020 and 2019, respectively. Net cash provided by (used in) operating activities primarily reflected the net income for the period, adjusted for non-cash items such as depreciation, amortization of premiums and discounts on investments, amortization of right-of-use assets, stock-based compensation expense and changes in operating assets and liabilities.

Net cash used in operating activities during the three months ended March 31, 2020 was the result of a net income of $0.4 million, non-cash items of $0.2 million, and changes in operating assets and liabilities of $1.4 million. Net cash used in operating activities during the three months ended March 31, 2019 was the result of a net income of $1.4 million, non-cash items of $0.2 million, and changes in operating assets and liabilities of $(3.3) million.

 Investing Activities

Net cash provided by investing activities was $3.0 million and $6.1 million for the three months ended March 31, 2020 and 2019, respectively. For the three months ended March 31, 2020, net cash provided by investing activities was primarily due to the maturities of investments of $3.0 million. For the three months ended March 31, 2019, net cash provided by investing activities was primarily due to maturities of investments of $9.6 million offset by the purchase of marketable securities of $3.5 million.

Financing Activities

Net cash used in financing activities was $0 for the three months ended March 31, 2020 and 2019.

Working Capital and Capital Expenditure Requirements

At March 31, 2020, we had stockholders’ equity of $33.4 million and working capital of $32.7 million. We believe that our existing cash balances will be sufficient to meet our working capital requirements, as well as our planned capital expenditures, for at least the next 12 months.

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

We plan to continue to make investments in our business during 2020. We believe these investments are essential to creating sustainable growth in our business in the future. Additionally, we may choose to acquire other businesses or complimentary technologies to enhance our product capabilities and such acquisitions would likely require the use of cash.

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

Changes in Internal Control over Financial Reporting

  There were no changes that occurred during the three months ended March 31, 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Pursuant to the Consent Order, under which the Company neither admitted nor denied the FTC’s allegations (except as to the Court having jurisdiction over the matter), the FTC has agreed to accept a payment of $10 million in settlement of the $35 million judgement, subject to the factual accuracy of the information the Company has provided as part of our financial representations. The $10 million payment was made on April 1, 2019 and was recognized in operating expenses within the Company’s consolidated statements of operations for the year ended December 31, 2018.

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

Because forward-looking statements involve risks and uncertainties, there are important factors that may cause actual results to differ materially from our stated expectations.  While a number of these factors are described below, this list does not include all risks that could affect our business or that could cause our stock price to decline. Many of the following risks and uncertainties are, and will be, exacerbated by the COVID-19 pandemic and any worsening of the global business and economic environment as a result. If these or any other risks or uncertainties materialize, or if our underlying assumptions prove to be inaccurate, actual results could differ materially from past results and from our expected future results, our operating results and financial condition could be harmed and our stock price could decline.

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
●
Public health or safety concerns, medical epidemics or pandemics, such as COVID-19, and other natural- or man-made disasters;
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

We receive a significant amount of our revenue from a limited number of customers. For the three months ended March 31, 2020, two customers accounted for over 80% of our total revenue. We have long-term agreements that have termination for convenience provisions and no minimum purchase or billable hour commitments in place with our two major customers. As a result, the amount of revenue we derive from these customers can vary significantly, and they may terminate our relationship with them with no advance notice. In the past, sales to our largest customers have fluctuated significantly from period to period and year to year and will likely continue to fluctuate in the future. The loss of these or other significant relationships, the change of the terms or terminations of our arrangements with any of these customers, the reduction or discontinuance of programs or billable hours with any of these customers, or the failure of any of these customers to achieve their targets has in the past adversely affected, and could in the future adversely affect our business. For example, our partners may decide to shorten our billable hours and use other vendors in the provision of their business and/or may periodically place these types of services out for bid. Our competitors, many of whom have significantly more resources than we do, may offer more favorable bids for the same business compared to what we offer; and as a result, we may lose, or face a decline in the business we do with these significant customers.

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
●
Adapt to changes in the market due to public health concerns, medical epidemics or pandemics, such as COVID-19, and other natural- or man-made disasters;
●
Respond to government regulations relating to our current and future business;
●
Manage and respond to present, threatened, and future litigation; and
●
Manage and respond to present, threatened or future government investigations and audits, including, without limitation, those audits and investigations described in Part II. Item 1 Legal Proceedings of this report.

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

Our business involves direct sale and licensing of services and software to consumers and SMBs, and we typically include customary indemnification provisions in favor of our partners in our agreements for the distribution of our services and software.  As a result, we can be subject to consumer litigation and legal proceedings related to our services and software, including putative class action claims and similar legal actions, including, but not limited to, consumer litigation and legal proceedings that may arise related to the FTC and DOL investigations described in Part II. Item 1. Legal Proceedings in this report.  We can also be subject to employee litigation and legal proceedings related to our employment practices attempted on a class or representative basis. Such litigation can be expensive and time-consuming regardless of the merits of any action and could divert management’s attention from our business.  The cost of defense can be large as can any settlement or judgment in an action.  The outcome of any litigation is uncertain and could significantly impact our financial results. Regardless of outcome, litigation can have an adverse impact on us because of defense costs, negative publicity, diversion of management resources and other factors.

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

ITEM 6. EXHIBITS

10.1	Amendment to the Standard Office Lease dated February13, 2018 between Jo-El Associates as Lessor and Support.com Inc. as Lessee, effective April 1, 2020.
31.1	Chief Executive Officer Section 302 Certification
31.2	Principal Financial Officer Section 302 Certification
32.1	Statement of the Chief Executive Officer under 18 U.S.C. § 1350 (1)
32.2	Statement of the Chief Financial Officer under 18 U.S.C. § 1350 (1)

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

SUPPORT.COM, INC.

Date: May 12, 2020	By:	/s/ Richard A. Bloom
Richard A. Bloom
President and Chief Executive Officer

EXHIBIT INDEX TO SUPPORT.COM, INC.
QUARTERLY REPORT ON FORM 10-Q
FOR THE QUARTER ENDED MARCH 31, 2020

10.1	Amendment to the Standard Office Lease dated February13, 2018 between Jo-El Associates as Lessor and Support.com Inc. as Lessee, effective April 1, 2020.
31.1	Chief Executive Officer Section 302 Certification
31.2	Principal Financial Officer Section 302 Certification
32.1	Statement of the Chief Executive Officer under 18 U.S.C. § 1350 (1)
32.2	Statement of the Chief Financial Officer under 18 U.S.C. § 1350 (1)

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