Form 10-Q
period 2020-06-30
Support.com, Inc.
filed 2020-08-07
CIK 1104855

UNITED STATES
 SECURITIES AND EXCHANGE COMMISSION
 Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒
QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2020

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

On July 31, 2020, 19,078,686 shares of the Registrant’s Common Stock, $0.0001 par value, were outstanding.

SUPPORT.COM, INC.
FORM 10-Q
QUARTERLY PERIOD ENDED JUNE 30, 2020

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS (UNAUDITED)

 SUPPORT.COM, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share data)

	June 30, 2020	December 31, 2019
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$21,233	$10,087
Short-term investments	8,461	16,327
Accounts receivable, net	7,249	9,398
Prepaid expenses and other current assets	583	728
Total current assets	37,526	36,540
Property and equipment, net	1,218	533
Intangible assets	250	250
Right of use assets, net	133	68
Other assets	615	649

Total assets	$39,742	$38,040

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$320	$277
Accrued compensation	2,584	1,610
Other accrued liabilities	693	940
Short-term lease liability	128	61
Short-term deferred revenue	1,026	1,193
Total current liabilities	4,751	4,081
Other long-term liabilities	779	792
Total liabilities	5,530	4,873
Commitments and contingencies (Note 3)
Stockholders’ equity:
Common stock; par value $0.0001, 50,000,000 shares authorized; 19,561,600 issued and 19,078,686 outstanding at June 30 2020 and 19,536,768 issued and 19,053,854 outstanding at December 31, 2019	2	2
Additional paid-in capital	250,341	250,092
Treasury stock, at cost (482,914 shares at June 30, 2020 and December 31, 2019)	(5,297)	(5,297)
Accumulated other comprehensive loss	(2,565)	(2,380)
Accumulated deficit	(208,269)	(209,250)
Total stockholders’ equity	34,212	33,167

Total liabilities and stockholders’ equity	$39,742	$38,040

See accompanying notes.

SUPPORT.COM, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share amounts)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019

Revenue:
Services	$10,606	$15,508	$22,117	$32,372
Software and other	428	1,188	866	2,388
Total revenue	11,034	16,696	22,983	34,760

Cost of revenue:
Cost of services	7,136	12,686	14,821	26,484
Cost of software and other	36	38	65	92
Total cost of revenue	7,172	12,724	14,886	26,576
Gross profit	3,862	3,972	8,097	8,184

Operating expenses:
Engineering and IT	968	915	2,008	1,664
Sales and marketing	517	438	1,330	830
General and administrative	1,904	2,090	3,957	3,986
Total operating expenses	3,389	3,443	7,295	6,480
Income from operations	473	529	802	1,704
Interest income and other, net	173	255	257	551
Income before income taxes	646	784	1,059	2,255
Income tax provision	29	131	78	159
Net income	$617	$653	$981	$2,096

Basic and diluted earnings per share:
Net income	$0.03	$0.03	$0.05	$0.11

Shares used in computing basic net earnings per share	19,054	18,962	19,060	18,959
Shares used in computing diluted net earnings per share	19,352	19,018	19,336	19,010

See accompanying notes.

SUPPORT.COM, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in thousands)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019

Net income	$617	$653	$981	$2,096
Other comprehensive income (loss):
Change in foreign currency translation adjustment	(11)	6	(222)	105
Change in net unrealized gain on investments	38	31	37	81
Other comprehensive income (loss)	27	37	(185)	186

Comprehensive income	$644	$690	$796	$2,282

See accompanying notes.

 SUPPORT.COM, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(in thousands, except share data)
(Unaudited)

	Common Stock
	Shares	Amount	Additional Paid-In Capital	Treasury Stock	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders’ Equity
Balances at March 31, 2019	18,955,264	$2	$268,846	$(5,297)	$(2,358)	$(211,653)	$49,540
Net income	—	—	—	—	—	653	653
Other comprehensive income	—	—	—	—	37	—	37
Issuance of common stock under employee stock purchase plan	13,486	—	27	—	—	—	27
Stock-based compensation expense	—	—	90	—	—	—	90
Balances at June 30, 2019	18,968,750	$2	$268,963	$(5,297)	$(2,321)	$(211,000)	$50,347

Balances at March 31, 2020	19,053,854	$2	$250,206	$(5,297)	$(2,592)	$(208,886)	33,433
Net income	—	—	—	—	—	617	617
Other comprehensive income	—	—	—	—	27	—	27
Issuance of common stock upon exercise of stock options for cash	833	—	—	—	—	—	—
Issuance of common stock under employee stock purchase plan	23,999	—	17	—	—	—	17
Stock-based compensation expense	—	—	118	—	—	—	118
Balances at June 30, 2020	19,078,686	$2	$250,341	$(5,297)	$(2,565)	$(208,269)	$34,212

SUPPORT.COM, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(in thousands, except share data)
(Unaudited)

	Common Stock
	Shares	Amount	Additional Paid-In Capital	Treasury Stock	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders’ Equity
Balances at December 31, 2018	18,955,264	$2	$268,794	$(5,297)	$(2,507)	$(213,096)	$47,896
Net income	—	—	—	—	—	2,096	2,096
Other comprehensive loss	—	—	—	—	186	—	186
Issuance of common stock under employee stock purchase plan	13,486	—	27	—	—	—	27
Stock-based compensation expense	—	—	142	—	—	—	142
Balances at June 30, 2019	18,968,750	$2	$268,963	$(5,297)	$(2,321)	$(211,000)	$50,347

Balances at December 31, 2019	19,053,854	$2	$250,092	$(5,297)	$(2,380)	$(209,250)	33,433
Net income	—	—	—	—	—	981	981
Other comprehensive income	—	—	—	—	(185)	—	(185)
Issuance of common stock upon exercise of stock options for cash	833	—	—	—	—	—	—
Issuance of common stock under employee stock purchase plan	23,999	—	17	—	—	—	17
Stock-based compensation expense	—	—	232	—	—	—	232
Balances at June 30, 2020	19,078,686	$2	$250,341	$(5,297)	$(2,565)	$(208,269)	$34,212

See accompanying notes.

SUPPORT.COM, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(Unaudited)

	Six Months Ended June 30,
	2020	2019
Operating Activities:
Net income	$981	$2,096
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	145	151
Amortization of premiums and discounts on investments	34	75
Stock-based compensation	232	142
Changes in assets and liabilities:
Accounts receivable, net	2,149	721
Prepaid expenses and other current assets	129	404
Other long-term assets	(163)	52
Accounts payable	41	88
Accrued compensation	961	(315)
Accrued legal settlement	-	(10,000)
Other accrued liabilities	(188)	79
Other long-term liabilities	(82)	7
Deferred revenue	(167)	75
Net cash provided by (used in) operating activities	4,072	(6,425)

Investing Activities:
Purchases of property and equipment	(830)	(38)
Purchase of investments	0	(13,077)
Maturities of investments	7,869	15,767
Net cash provided by investing activities	7,039	2,652

Financing Activities:
Proceeds from employee stock purchase plan	17	27
Net cash provided by financing activities	17	27
Effect of exchange rate changes on cash and cash equivalents	18	28
Net increase (decrease) in cash and cash equivalents	11,146	(3,718)
Cash and cash equivalents at beginning of period	10,087	25,182
Cash and cash equivalents at end of period	$21,233	$21,464

Supplemental schedule of cash flow information:	62
Income taxes paid	$2	$72

See accompanying notes.

SUPPORT.COM, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 1. Significant Accounting Policies

Basis of Presentation

The accompanying unaudited interim condensed consolidated financial statements include the accounts of Support.com, Inc. (the “Company”, “Support.com”, “We” or “Our”) and its wholly owned subsidiaries. All intercompany balances and transactions have been eliminated. The condensed consolidated balance sheet as of June 30, 2020 and the consolidated statements of operations and comprehensive income for the three months ended June 30, 2020 and 2019 and the consolidated statements of cash flows for the six months ended June 30, 2020 and 2019 are unaudited. In the opinion of management, these unaudited interim condensed consolidated financial statements reflect all adjustments (consisting of normal recurring adjustments) that are necessary for a fair presentation of the results for, and as of, the periods shown. The results of operations for such periods are not necessarily indicative of the results expected for the full fiscal year or for any future period. The condensed consolidated balance sheet information as of December 31, 2019 is derived from audited financial statements as of that date. These financial statements have been prepared based upon Securities and Exchange Commission (“SEC”) rules that permit reduced disclosure for interim periods. For a more complete discussion of significant accounting policies and certain other information, these unaudited interim condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2019, filed with the SEC on March 18, 2020.

Impact of Disease Outbreak

On March 11, 2020, the World Health Organization declared the outbreak of a respiratory disease caused by a new coronavirus as a “pandemic.” First identified in late 2019 and known now as COVID-19, the outbreak has impacted thousands of individuals worldwide. In response, many countries have implemented measures to combat the outbreak which have impacted global business operations. As of the date of issuance of the financial statements, the Company’s operations have not been significantly impacted, however, the Company continues to monitor the situation. No impairments were recorded as of the balance sheet date as no triggering events or changes in circumstances had occurred as of June 30, 2020; however, due to significant uncertainty surrounding the situation, management's judgment regarding this could change in the future. In addition, while the Company’s results of operations, cash flows and financial condition could be negatively impacted, the extent of the impact cannot be reasonably estimated at this time.

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

Revenue Recognition

Disaggregation of Revenue

We generate revenue from the sale of services and sale of software fees for end-user software products provided through direct customer downloads and through the sale of these end-user software products via partners. The following table depicts the disaggregation of revenue (in thousands) according to revenue type and is consistent with how we evaluate our financial performance:

Revenue from Contracts with Customers:
	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Services	$10,606	$15,508	$22,117	$32,372
Software and other	428	1,188	866	2,388
Total revenue	$11,034	$16,696	$22,983	$34,760

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

The following table represent deferred revenue activity for the six months ended June 30, 2020 and 2019 (in thousands):

 Changes in deferred revenues were as follows:

Balance as of December 31, 2019	$1,193
Deferred revenue	1,452
Recognition of unearned revenue	(1,619)
Balance as of June 30, 2020	$1,026

Balance as of December 31, 2018	$1,135
Deferred revenue	1,238
Recognition of unearned revenue	(1,163)
Balance as of June 30, 2019	$1,210

Partners are generally invoiced monthly. Fees from customers via referral programs and direct transactions are generally paid with a credit card at the time of sale. Revenue is recognized net of any applicable sales tax.

Services revenue also includes fees from licensing of Support.com cloud-based software. In such arrangements, customers receive a right to use our Support.com Cloud applications in their own support organizations. We license our cloud based software using a software-as-a-service (“SaaS”) model under which customers cannot take possession of the technology and pay us on a per-user or usage basis during the term of the arrangement. In addition, services revenue includes fees from implementation services of our cloud-based software. Currently, revenues from implementation services are recognized ratably over the customer life which is estimated as the term of the arrangement once the Support.com Cloud services are made available to customers. We generally charge for these services on a time and material basis. As of June 30, 2020, revenues from implementation services are di minimus.

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

Cash, Cash Equivalents and Investments

All liquid instruments with an original maturity at the date of purchase of 90 days or less are classified as cash equivalents. Cash equivalents and short-term investments consist primarily of money market funds, certificates of deposit, commercial paper, and corporate and municipal bonds. Our interest income on cash, cash equivalents and investments is recorded monthly and reported as interest income and other in our condensed consolidated statements of operations.

Our cash equivalents and short-term investments are reported at fair value with unrealized gains/losses included in accumulated other comprehensive loss within stockholders’ equity on the consolidated balance sheets and in the consolidated statements of comprehensive income (loss). We view this investment portfolio as available for use in our current operations, and therefore we present our marketable securities as short-term assets.

We monitor our investments for impairment on a quarterly basis and determine whether a decline in fair value is other-than-temporary by considering factors such as current economic and market conditions, the credit rating of the security’s issuer, the length of time an investment’s fair value has been below our carrying value, the Company’s intent to sell the security and the Company’s belief that it will not be required to sell the security before the recovery of its amortized cost. If an investment’s decline in fair value is deemed to be other-than-temporary, we reduce its carrying value to its estimated fair value, as determined based on quoted market prices or liquidation values. Declines in value judged to be other-than-temporary, if any, are recorded in operations as incurred. At June 30, 2020, the Company evaluated its unrealized losses on marketable securities and determined them to be temporary. We currently do not intend to sell securities with unrealized losses, and we concluded that we will not be required to sell these securities before the recovery of their amortized cost basis. At June 30, 2020 and December 31, 2019, the fair value of cash, cash equivalents and investments was $29.7 million and $26.4 million, respectively.

The following is a summary of cash, cash equivalents and investments at June 30, 2020 and December 31, 2019 (in thousands):

As of June 30, 2020	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Cash	$10,936	$—	$—	$10,936
Money market funds	10,297	—	—	10,297
Certificates of deposit	455	—	—	455
Corporate notes and bonds	5,810	40	—	5,850
U.S. government agency securities	2,150	6	—	2,156
	$29,648	$46	$—	$29,694
Classified as:
Cash and cash equivalents	$21,233	$—	$—	$21,233
Short-term investments	8,415	46	—	8,461
	$29,648	$46	$—	$29,694

As of December 31, 2019	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Cash	$7,814	$—	$—	$7,814
Money market funds	1,137	—	—	1,137
Certificates of deposit	475	—	—	475
Commercial paper	6,912	—	(1)	6,911
Corporate notes and bonds	7,922	15	(4)	7,933
U.S. government agency securities	2,145	—	(1)	2,144
	$26,405	$15	$(6)	$26,414
Classified as:
Cash and cash equivalents	$10,087	$—	$—	$10,087
Short-term investments	16,318	15	(6)	16,327
	$26,405	$15	$(6)	$26,414

The following table summarizes the estimated fair value of our marketable securities classified by the stated maturity date of the security (in thousands):

	June 30, 2020	December 31, 2019
Due within one year	$7,461	$12,754
Due within two years	1,000	3,573
	$8,461	$16,327

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

In accordance with ASC 820, the following table represents our fair value hierarchy for our financial assets (cash equivalents and investments) measured at fair value on a recurring basis as of June 30, 2020 and December 31, 2019 (in thousands):

As of June 30, 2020	Level 1	Level 2	Level 3	Total
Money market funds	$10,297	$—	$—	$10,297
Certificates of deposit	—	455	—	455
Corporate notes and bonds	—	5,850	—	5,850
U.S. government agency securities	—	2,156	—	2,156
Total	$10,297	$8,461	$—	$18,758

As of December 31, 2019	Level 1	Level 2	Level 3	Total
Money market funds	$1,137	$—	$—	$1,137
Certificates of deposit	—	475	—	475
Commercial paper	—	6,911	—	6,911
Corporate notes and bonds	—	7,933	—	7,933
U.S. government agency securities	—	2,144	—	2,144
Total	$1,137	$17,463	$—	$18,600

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

For the three months ended June 30, 2020, Comcast and Cox Communications accounted for 46% and 40%, respectively, of our total revenue. For the six months ended June 30, 2020, Comcast and Cox Communications accounted for 48% and 38%, respectively, of our total revenue. For the three months ended June 30, 2019, Comcast and Cox Communications accounted for 65% and 22%, respectively, of our total revenue. For the six months ended June 30, 2019, Comcast and Cox Communications accounted for 66% and 21%, respectively, of our total revenue. There were no other customers that accounted for 10% or more of total revenue for the three and six months ended June 30, 2020 and 2019.

The credit risk in our trade accounts receivable is substantially mitigated by our evaluation of the customers’ financial conditions at the time we enter into business and reasonably short payment terms. As of June 30, 2020, Comcast and Cox Communications accounted for 47% and 44%, respectively, of our total accounts receivable. As of June 30, 2019, Comcast and Cox Communications accounted for 67% and 23%, respectively, of our total accounts receivable. There were no other customers that accounted for 10% or more of our total accounts receivable as of June 30, 2020 and December 31, 2019.

Trade Accounts Receivable and Allowance for Doubtful Accounts

Trade accounts receivable are recorded at the invoiced amount. We perform evaluations of our customers’ financial condition and generally do not require collateral. We make judgments as to our ability to collect outstanding receivables and provide allowances for a portion of receivables when collection becomes doubtful. Reserves are made based on a specific review of all significant outstanding invoices. For those invoices not specifically provided for, reserves are recorded at differing rates, based on the age of the receivable. In determining these rates, we analyze our historical collection experience and current payment trends. The determination of past-due accounts is based on contractual terms. We had an allowance for doubtful accounts of $38,000 and $28,000 at June 30, 2020 and December 31, 2019, respectively.

Self-Funded Health Insurance

The Company maintains a self-funded health insurance program with a stop-loss umbrella policy with a third party insurer to limit the maximum potential liability for medical claims. With respect to this program, the Company considers historical and projected medical utilization data when estimating its health insurance program liability and related expense. As of June 30, 2020, the Company had approximately $256,000 in reserve for its self-funded health insurance program. As of December 31, 2019, the Company had approximately $404,000 in reserve for its self-funded health insurance program. The reserve is included in “other accrued liabilities” in the condensed consolidated balance sheets.

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

Accumulated Other Comprehensive Loss

The components of accumulated other comprehensive loss, which relate entirely to accumulated foreign currency translation losses associated with our foreign subsidiaries and unrealized losses on investments, consisted of the following (in thousands):

	Foreign Currency Translation Losses	Unrealized Gains on Investments	Total
Balance as of December 31, 2019	$(2,389)	$9	$(2,380)
Current-period other comprehensive income (loss)	(222)	37	(185)
Balance as of June 30, 2020	$(2,611)	$46	$(2,565)

	Foreign Currency Translation Losses	Unrealized Gains on Investments	Total
Balance as of March 31, 2020	$(2,600)	$8	$(2,592)
Current-period other comprehensive income (loss)	(11)	38	27
Balance as of June 30, 2020	$(2,611)	$46	$(2,565)

	Foreign Currency Translation Losses	Unrealized Gains (Losses) on Investments	Total
Balance as of December 31, 2018	$(2,438)	$(69)	$(2,507)
Current-period other comprehensive income	105	81	186
Balance as of June 30, 2019	$(2,333)	$12	$(2,321)

	Foreign Currency Translation Losses	Unrealized Gains (Losses) on Investments	Total
Balance as of Marche 31, 2019	$(2,339)	$(19)	$(2,358)
Current-period other comprehensive income	6	31	37
Balance as of June 30, 2019	$(2,333)	$12	$(2,321)

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

The fair value of our stock-based awards was estimated using the following weighted average assumptions for the three months and six months ended June 30, 2020 and 2019.

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Stock Option Plan:
Risk-free interest rate	0.2%	1.7%	0.6%	1.7%
Expected term	2 years	3 years	4 years	3 years
Volatility	50.5%	34.7%	34.5%	34.7%
Expected dividend	0%	0%	0%	0%
Weighted average fair value (per share)	$0.38	$0.56	$0.20	$0.56

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Employee Stock Purchase Plan:
Risk-free interest rate	0.2%	2.43%	0.2%	2.43%
Expected term	0.5 years	0.5 years	0.5 years	0.5 years
Volatility	97.19%	32.98%	97.19%	32.98%
Expected dividend	0%	0%	0%	0%
Weighted average fair value (per share)	$0.33	$0.24	$0.33	$0.24

We recorded the following stock-based compensation expense for the three and six months ended June 30, 2020 and 2019 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019

Stock-based compensation expense related to grants of:
Stock options	$31	$37	$62	$70
Employee Stock Purchase Plan (“ESPP”)	4	13	4	13
Restricted Stock Units (“RSU”)	83	40	166	59
	$118	$90	$232	$142

Stock-based compensation expense recognized in:
Cost of services	$8	$18	$13	$26
Engineering and IT	3	8	5	15
Sales and marketing	9	12	17	24
General and administrative	98	52	197	77
	$118	$90	$232	$142

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

For the three and six months ended June 30, 2020 and 2019, diluted earnings per share was computed using our net income and the weighted average number of common shares outstanding, including the effect of the potential issuance of common stock such as stock issuable pursuant to the exercise of stock options and warrants and vesting of RSUs using the treasury stock method.

The following table sets forth the computation of basic and diluted earnings per share (in thousands, except per share amounts):

	Three Months		Six Months
	Ended		Ended
	June 30,		June 30,
	2020	2019	2020	2019

Net income	$617	$653	$981	$2,096

Basic:
Weighted-average shares of common stock outstanding and used in computing basic income per share	19,054	18,962	19,060	18,959
Basic earnings per share	0.03	0.03	0.05	0.11
Diluted:
Weighted-average shares of common stock outstanding	19,054	18,962	19,060	18,959
Add: Common equivalent shares outstanding	298	56	276	51
Shares used in computing diluted earnings per share	19,352	19,018	19,336	19,010
Diluted earnings per share	$0.03	$0.03	$0.05	$0.11

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

We generally agree to indemnify our customers against legal claims that our end-user software products infringe certain third-party intellectual property rights. As of June 30, 2020, we have not been required to make any payment resulting from infringement claims asserted against our customers and have not recorded any related accruals.

Leases

We recognized operating and financing lease liabilities and corresponding right-of-use (“ROU”) assets on the balance sheet and to provide enhanced disclosures surrounding the amount, timing and uncertainty of cash flows arising from leasing arrangements. We determine if an arrangement is a lease at inception. Operating leases are included in operating lease ROU assets and short- and long-term lease liabilities in our consolidated balance sheets. Finance leases are included in property and equipment, other current liabilities, and other long-term liabilities in our consolidated balance sheets.

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

Recent Accounting Pronouncements

Recently Adopted Accounting Standards

Financial Instruments
In August 2018, the FASB issued Accounting Standard Update No. 2018-13, Changes to Disclosure Requirements for Fair Value Measurements (Topic 820) (ASU 2018-13), which improved the effectiveness of disclosure requirements for recurring and nonrecurring fair value measurements. The standard removes, modifies, and adds certain disclosure requirements. We adopted the new standard effective January 1, 2020 and the standard did not have an impact in our consolidated financial statements.

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

Note 2. Income Taxes

We recorded an income tax provision of $29,000 and $78,000 for the three and six months ended June 30, 2020, respectively.  The income tax provision for interim periods is determined using an estimate of the annual effective tax rate, adjusted for discrete items, if any, that are taken into account in the relevant period.  Each quarter, the estimate of the annual effective tax rate is updated, and if the estimated effective tax rate changes, a cumulative adjustment is made.  There is a potential for volatility of the effective tax rate due to several factors, including changes in the mix of the pre-tax income and the jurisdictions to which it relates, changes in tax laws and settlements with taxing authorities and foreign currency fluctuations.

As of June 30, 2020, our deferred tax assets are fully offset by a valuation allowance except in those jurisdictions where it is determined that a valuation allowance is not required.

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

The Company does not anticipate a material change in the total amount or composition of its unrecognized tax benefits as of June 30, 2020.

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

Guarantees

We have identified guarantees in accordance with ASC 450, Contingencies. This guidance stipulates that an entity must recognize an initial liability for the fair value, or market value, of the obligation it assumes under the guarantee at the time it issues such a guarantee, and must disclose that information in its interim and annual financial statements. We have entered into various service level agreements with our partners, in which we may guarantee the maintenance of certain service level thresholds. Under some circumstances, if we do not meet these thresholds, wemay be liable for certain financial costs. We evaluate costs for such guarantees under the provisions of ASC 450. We consider such factors as the degree of probability that we would be required to satisfy the liability associated with the guarantee and the ability to make a reasonable estimate of the resulting cost. During both, the three and six months ended June 30, 2020 and 2019, we did not incur any costs as a result of such obligations. We have not accrued any liabilities related to such obligations in the condensed consolidated financial statements as of June 30, 2020 and December 31, 2019.

Note 4. Intangible Assets

In December 2006, we acquired the use of a toll-free telephone number for cash consideration of $250,000. This asset has an indefinite useful life.

As of June 30, 2020, all intangible assets have been fully amortized with the exception of the indefinite-life intangibles.

Note 5. Other Accrued Liabilities

Other accrued liabilities consist of the following (in thousands):

	June 30, 2020	December 31, 2019
Accrued expenses	$347	$443
Self-insurance accruals	256	404
Other accrued liabilities	90	93
Total other accrued liabilities	$693	$940

Note 6. Stockholder’s Equity

At the Annual Meeting, our stockholders were asked to approve the amendment and restatement of the Second Amended and Restated 2010 Stock Plan, or “2010 Stock Plan” (such plan, after the amendment and restatement is now be the Third Amended and Restated 2010 Equity and Performance Incentive Plan, referred to herein as the “Restated Plan”). The purpose of amending the 2010 Stock Plan is (i) to increase the number of shares of common stock available for issuance under the Restated Plan by 2,000,000 shares, (ii) to extend the term of the 2010 Stock Plan, which otherwise expires on May 19, 2020, so that the Restated Plan will continue until terminated by the Board in its discretion, and (iii) to eliminate obsolete provisions while adding other provisions consistent with certain compensation and governance best practices. As of June 30, 2020, approximately 4.9 million shares remain available for grant under the Restated Plan, including these additional shares available for issuance.

Stock Options

The following table represents the stock option activity for the six months ended June 30, 2020:

	Number of Shares	Weighted Average Exercise Price per Share	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
Outstanding options at December 31, 2019	816,185	$1.77	7.49	$16
Granted	814,000	$1.35
Exercised	(833)	$1.29
Forfeited	(43,915)	$1.43
Outstanding options at June 30, 2020	1,585,437	$1.56	7.95	$123
Options vested and expected to vest	1,585,437	$1.56	7.95	$123
Exercisable at June 30, 2020	747,113	$1.81	7.05	$66

The following table represents the stock option activity for the six months ended June 30, 2019:

	Number of Shares	Weighted Average Exercise Price per Share	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
Outstanding options at December 31, 2018	803,320	$2.89	8.43	$54
Granted	60,000	$2.14
Exercised	—	—
Forfeited	(44,195)	$2.82
Outstanding options at June 30, 2019	819,125	$2.84	8.24	$0
Options vested and expected to vest	819,125	$2.84	8.24	$0
Exercisable at June 30, 2019	614,941	$3.03	8.10	$0

The aggregate intrinsic value in the table above represents the total pre-tax intrinsic value that would have been received by the option holders had they all exercised their options on June 30, 2020. This amount changes based on the fair market value of our stock. The aggregate intrinsic value of options exercised under our stock option plans was zero during the three and six months ended June 30, 2020, and zero during the three and six months ended June 30, 2019. Total fair value of options vested was $41,000 and $87,000 during both three and six months ended June 30, 2020, respectively, and $27,000 and $56,000 during the three and six months ended June 30, 2019, respectively.

At June 30, 2020, there was $169,000 of unrecognized compensation cost related to existing options outstanding which is expected to be recognized over a weighted average period of 3.4 years.

Employee Stock Purchase Plan

In the second quarter of 2011, to advance the interests of the Company and its stockholders by providing an incentive to attract, retain and reward eligible employees and by motivating such persons to contribute to the growth and profitability of the Company, the Company’s Board of Directors (the “Board”) and stockholders approved an ESPP and reserved 333,333 shares of our common stock for issuance effective as of May 15, 2011. At the Annual Meeting of Shareholders in the second quarter of 2020, the Company’s stockholders approved a proposal amending and restating the 2011 ESPP that (i) increased the maximum number of shares of common stock available for future issuance under the ESPP by 1,000,000 shares, (ii) extended the term, which otherwise would have expired on May 15, 2021, so that the ESPP will continue until terminated by the Board in its discretion, and (iii) make certain other administrative changes.

The ESPP consists of six-month offering periods during which employees may enroll in the plan. Shares of common stock may be purchased under the ESPP at a price established by the Compensation Committee of the Board of Directors, provided that the price may not be less than eighty-five percent (85%) of the lesser of (a) the Fair Market Value of a share of stock on the Offering Date of the Offering Period or (b) the Fair Market Value of a share of stock on the purchase date. During the six months ended June 30, 2020, 23,999 shares were purchased under ESPP. As of June 30, 2020, approximately 1.1 million shares remain available for grant under the ESPP, including these additional shares available for purchase

Restricted Stock Units

The following table represents RSU activity for the six months ended June 30, 2020:

	Number of Shares	Weighted Average Grant-Date Fair Value per Share	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
Outstanding RSUs at December 31, 2019	248,549	$1.62	0.60	$271
Awarded	—	—
Released	—	—
Forfeited	—	—
Outstanding RSUs at June 30, 2020	248,549	$0.92	0.10	$350

The following table represents RSU activity for the six months ended June 30, 2019:

	Number of Shares	Weighted Average Grant-Date Fair Value per Share	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
Outstanding RSUs at December 31, 2018	96,230	$2.78	0.60	$227
Awarded	—	—
Released	—	—
Forfeited	(18,181)	—
Outstanding RSUs at June 30, 2019	78,049	$2.27	0.10	$126

At June 30, 2020, there was $17,000 of unrecognized compensation cost related to RSUs which is expected to be recognized in the third quarter of 2020.

Stock Repurchase Program

On April 27, 2005, our Board authorized the repurchase of up to 666,666 outstanding shares of our common stock. As of June 30, 2020 the maximum number of shares remaining that can be repurchased under this program was 602,467. The Company does not intend to repurchase shares without further approval from its Board.

Note 7. Leases

We have entered into various non-cancelable operating lease agreements for certain offices, and certain equipment. The Colorado and Sunnyvale office leases were both renewed during the six month period ended June 30, 2020, and will expire on January 31, 2021 and March 31, 2021, respectively.

The components of lease costs, lease term and discount rate are as follows (in thousands except lease term and discount rate):

	Six Months Ended June 30, 2020	Six Months Ended June 30, 2019
Operating leases
Operating lease right-of-use assets	$133	$144

Operating lease liabilities – short term	$128	$138
Operating lease liabilities – long-term	5	7
Total operating lease liabilities	$133	$145

Weighted Average Remaining Lease Term
Operating leases	0.9 years	0.9 years
Weighted Average Discount Rate
Operating leases	4.5%	4.5%

The following represents maturities of operating lease liabilities as of June 30, 2020 (in thousands):

Operating Leases
Reminder of 2020	$89
2020	44
2021	3
Total undiscounted cash flows	136
Less imputed interest	(3)
Present value of lease liabilities	$133

Supplemental cash flow information related to leases are as follows (in thousands):

	Six Months Ended June 30, 2020	Six Months Ended June 30, 2019
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$92	$45

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

Total revenue for the second quarter of 2020 decreased 34% from the second quarter of 2019. Revenue from services decreased 32% from the second quarter of 2019 primarily due to a decrease in billable hours of our largest customer somewhat offset by an increase in revenues of other major customers. Revenue from software and other decreased 64% from the second quarter of 2019 primarily due to the loss of revenues from a relatively significant customer.

Cost of services for the second quarter of 2020 decreased by 44% from the second quarter of 2019 which was primarily attributable to lower compensation costs as headcount decreased commensurate with the lower revenues. Cost of software and other for the second quarter of 2020 decreased by 5% from the second quarter of 2019. Total gross margin increased from 24% in the second quarter of 2019 to 35% in the second quarter of 2020.

Operating expenses for the second quarter of 2020 were relatively flat as compared with the same period in 2019.

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

 Critical Accounting Policies and Estimates

In preparing our interim condensed consolidated financial statements, we make estimates, assumptions and judgments that can have a significant impact on our net revenue, operating income or loss and net income or loss, as well as on the value of certain assets and liabilities on our condensed consolidated balance sheet. We base our assumptions, judgments and estimates on historical experience and various other factors that we believe to be reasonable under the circumstances. Actual results could differ materially from these estimates under different assumptions or conditions. On a regular basis we evaluate our assumptions, judgments and estimates and make changes accordingly. We believe that the assumptions, judgments and estimates involved in the accounting for revenue recognition, fair value measurements, purchase accounting in business combinations, self-insurance accruals, accounting for intangible assets, stock-based compensation and accounting for income taxes have the greatest potential impact on our consolidated financial statements, so we consider these to be our critical accounting policies. We discuss below the critical accounting estimates associated with these policies. For further information on the critical accounting policies, see Note 1 of our Notes to Consolidated Financial Statements. Moreover, we believe that the estimates, assumptions and judgments involved in the accounting policies described in Management’s Discussion and Analysis of Financial Condition and Results of Operations in Item 7 of our Annual Report on Form 10-K for the fiscal year ended December 31, 2019 have the greatest potential impact on our interim condensed consolidated financial statements, so we consider them to be our critical accounting policies and estimates. There have been no significant changes in these critical accounting policies and estimates during the six months ended June 30, 2020.

Revenue Recognition

For information regarding to the disaggregation of revenue, see Note 1 – Significant Accounting Policies, Revenue Recognition.

RESULTS OF OPERATIONS

The following table sets forth the results of operations for the three and six months ended June 30, 2020 and 2019 expressed as a percentage of total revenue:

	Three Months		Six Months
	Ended		Ended
	June 30,		June 30,
	2020	2019	2020	2019
Revenue:
Services	96%	93%	96%	93%
Software and other	4	7	4	7
Total revenue	100	100	100	100

Cost of revenue:
Cost of services	64	75	64	75
Cost of software and other	1	1	1	1
Total cost of revenue	65	76	65	76
Gross profit	35	24	35	24
Operating expenses:
Engineering and IT	9	5	9	6
Sales and marketing	5	3	6	2
General and administrative	17	13	17	11
Total operating expenses	31	21	32	19

Income from operations	4	3	3	5
Interest income and other, net	2	2	1	2

Income before income taxes	6	5	4	7

Income tax provision	1	1	1	1

Net income	5%	4%	3%	6%

Three and Six Months Ended June 30, 2020 and 2019

REVENUE

	Three Months Ended June 30,				Six Months Ended June 30,
In thousands, except percentages	2020	2019	$ Change	% Change	2020	2019	$ Change	% Change

Services	$10,606	$15,508	$(4,902)	(32)%	$22,117	$32,372	$(10,255)	(32)%
Software and other	428	1,188	(760)	(64)%	866	2,388	(1,522)	(64)%
Total revenue	$11,034	$16,696	$(5,662)	(34)%	$22,983	$34,760	$(11,777)	(34)%

Services. Services revenue consists primarily of fees for customer support services generated from our partners.  We provide these services remotely, generally using service delivery personnel who utilize our proprietary technology to deliver the services. Services revenue is also comprised of licensing of our Support.com Cloud applications. Services revenue for the three months ended June 30, 2020 decreased by $4.9 million from the same period in 2019 mainly due to a decrease in billable hours from one of our major customers somewhat offset by increases in sales from other customers. Services revenue for the six months ended June 30, 2020 decreased by $10.3 million from the same period in 2019 mainly due to a significant decrease in in billable hours from one of our major customers somewhat offset by increases in revenues from other customers. For the three and six months ended June 30, 2020, services revenue generated from our partnerships was $10.2 million and $21.2 million compared to $14.8 million and $31.0 million for the same period in 2019. Direct services revenue was $0.4 million and $0.9 million for the three and six months ended June 30, 2020 compared to 0.7 million and $1.4 million for the same period in 2019. As with any market that is undergoing shifts, timing of downward pressures and growth opportunities in our services programs are difficult to predict. In addition to the aforementioned decline in business of one of our major customers, we are also experiencing downward pressure with some of our services programs as personal computer and certain retail markets are subject to seasonal or other sector specific softness. However, we still see opportunity in the market for growth with our service partners as a result of the evolving support market trends.

Software and other. Software and other revenue is comprised primarily of fees for end-user software products provided through direct customer downloads, and, to a lesser extent, through the sale of these software products via partners. Software and other revenue for the three and six months ended June 30, 2020 decreased by $0.8 million and $1.5 million, respectively, from the same periods in 2019 primarily due to the cancellation of a significant customer agreement. For the three-month periods ended June 30, 2020 and 2019, revenue from software and other generated from our direct sales was and $0.4 million and $0.5 million, respectively. For the three-month periods ended June 30, 2020 and 2019, software and other revenue generated from our partnerships was less than $0.1 million and $0.7 million, respectively. For the six-month periods ended June 30, 2020 and 2019, revenue from software and other generated from our direct sales was $0.8 million and $1.0 million, respectively. For the six-month periods ended June 30, 2020 and 2019 and software and other revenue generated from our partnerships was less than $0.1 million and $1.4 million, respectively.

COST OF REVENUE

	Three Months Ended June 30,				Six Months Ended June 30,
In thousands, except percentages	2020	2019	$ Change	% Change	2020	2019	$ Change	% Change

Cost of services	$7,136	$12,686	$(5,550)	(44)%	$14,821	$26,484	$(11,663)	(44)%
Cost of software and other	36	38	(2)	(5)%	65	92	(27)	(29)%
Total cost of revenue	$7,172	$12,724	$(5,552)	(44)%	$14,886	$26,576	(11,690)	(44)%

  Cost of services. Cost of services consists primarily of compensation costs and contractor expenses for people providing services, technology and telecommunication expenses related to the delivery of services and other personnel-related expenses in service delivery. The decrease of $5.6 million in cost of services for the three months ended June 30, 2020 compared to the same period in 2019 was mainly driven by lower compensation expenses due to a decrease in headcount as a result of the lower billable hours from a major customer. The decrease of $11.7 million in cost of services for the six months ended June 30, 2020 compared to the same period in 2019 was primarily due to a decrease in compensation costs and related benefits.

Cost of software and other. Cost of software and other fees consists primarily of third-party royalty fees for our end-user software products. Certain of these products were developed using third-party research and development resources, and the third party receives royalty payments on sales of products it developed.

OPERATING EXPENSES

	Three Months Ended June 30,				Six Months Ended June 30,
In thousands, except percentages	2020	2019	$ Change	% Change	2020	2019	$ Change	% Change

Engineering and IT	$968	$915	$53	6%	$2,008	$1,664	$344	21%
Sales and marketing	$517	$438	$79	18%	$1,330	$830	$500	60%
General and administrative	$1,904	$2,090	$(186)	(9)%	$3,957	$3,986	$(29)	(1)%

Engineering and IT. Engineering and IT expense consists primarily of compensation costs, third-party consulting expenses and related overhead costs for engineering and IT personnel and are expensed as they are incurred. Engineering and IT costs for the three months ended June 30, 2020 were relatively flat with the same period a year ago with no significant changes in the components of these amounts. The increase of $0.3 million in engineering and IT expense for six months ended June 30, 2020 as compared to the year-ago period was primarily due to an increase in consulting expenses.

Sales and marketing. Sales and marketing expense consists primarily of compensation costs of business development, program management and marketing personnel, as well as expenses for lead generation and promotional activities, including public relations, web site design, advertising and marketing. Sales and marketing costs for the three months ended June 30, 2020 were relatively flat with the same period a year ago with no significant changes in the components of these amounts. The increase of $0.5 million in sales and marketing expense for the six months ended June 30, 2020 compared to the same period in 2019 resulted from $0.2 million increase in advertising expense, $0.2 million increase in consulting fees and $0.1 million increase in salary and employee related expenses.

General and administrative. General and administrative expense consists primarily of compensation costs and related overhead costs for administrative personnel and professional fees for legal, accounting and other professional services. The decrease of $0.2 million in general and administrative expense for three months ended June 30, 2020 as compared to the year-ago period was primarily due to lower legal fees. General and administrative costs for the six months ended June 30, 2020 were relatively flat with the same period a year ago with no significant changes in the components of these amounts.

INTEREST INCOME AND OTHER, NET

	Three Months Ended June 30,				Six Months Ended June 30,
In thousands, except percentages	2020	2019	$ Change	% Change	2020	2019	$ Change	% Change

Interest income and other, net	$173	$255	$(82)	(32)%	$257	$551	$(294)	(53)%

Interest income and other, net. Interest income and other, net consists primarily of interest income on our cash, cash equivalents and short-term investments. The decrease in interest income and other, net of $0.1 million and $0.3 million for the three and six months ended June, 2020 and the same periods in 2019 was primarily due to lower cash and cash equivalents and short-term investments in banks after the $10 million payment to the FTC in April 2019 and the $19.1 million cash dividend paid in December, 2019 coupled with lower yields on investments.

INCOME TAX PROVISION

	Three Months Ended June 30,				Six Months Ended June 30,
In thousands, except percentages	2020	2019	$ Change	% Change	2020	2019	$ Change	% Change

Income tax provision	$29	$131	$(102)	(78)%	$78	$159	$(81)	(51)%

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

LIQUIDITY AND CAPITAL RESOURCES

Total cash, cash equivalents and investments at June 30, 2020 and December 31, 2019 were $29.7 million and $26.4 million, respectively. The increase in cash, cash equivalents and investments was primarily driven by net income for the period and other changes in our working capital accounts. .

Operating Activities

Net cash provided by (used in) operating activities was $4.1 million and $(6.4) million for the six months ended June 30, 2020 and 2019, respectively. Net cash provided by (used in) operating activities primarily reflected the net income for the period, adjusted for non-cash items such as depreciation, amortization of premiums and discounts on investments, amortization of right-of-use assets, stock-based compensation expense and changes in operating assets and liabilities. The sum of these non-cash items totaled $0.4 million for both the six months ended June 30, 2020 and 2019.

Net cash provided by operating activities during the six months ended June 30, 2020 was the result of a net income of $1.0 million, adjustments for non-cash items of $0.4 million, and decreases in accounts receivable of $2.2 million and increase in accrued compensation of $1.0 million. These were offset by an increase in other assets of $0.2 million and decreases in accrued liabilities, other long-term liabilities and deferred revenue of $0.4 million.

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

Investing Activities

Net cash provided by investing activities was $7.0 million and $2.7 million for the six months ended June 30, 2020 and 2019, respectively. For the six months ended June 30, 2020, net cash provided by investing activities was primarily due to investment maturities of $7.9 million offset by the purchase of fixed assets of $0.9 million. For the six months ended June 30, 2019, net cash provided by investing activities was primarily due to investment maturities of $15.8 million offset by the purchase of marketable securities for $13.1 million.

Financing Activities

Net cash provided by financing activities was $17,000 and $27,000 for the six months ended June 30, 2020 and 2019. Net cash provided by financing activities for the six months ended June 30, 2020 and 2019 was primarily due to proceeds from the purchase of common stock under the Company’s ESPP and from the exercise of stock options.

Working Capital and Capital Expenditure Requirements

At June 30, 2020, we had stockholders’ equity of $34.2 million and working capital of $32.8 million. We believe that our existing cash balances will be sufficient to meet our working capital requirements, as well as our planned capital expenditures, for at least the next 12 months.

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

Changes in Internal Control over Financial Reporting

There were no changes that occurred during the six months ended June 30, 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

We receive a significant amount of our revenue from a limited number of customers. For the six months ended June 30, 2020, two customers accounted for over 80% of our total revenue. We have long-term agreements that have termination for convenience provisions and no minimum purchase or billable hour commitments in place with our two major customers. As a result, the amount of revenue we derive from these customers can vary significantly, and they may terminate our relationship with them with no advance notice. In the past, sales to our largest customers have fluctuated significantly from period to period and year to year and will likely continue to fluctuate in the future. The loss of these or other significant relationships, the change of the terms or terminations of our arrangements with any of these customers, the reduction or discontinuance of programs or billable hours with any of these customers, or the failure of any of these customers to achieve their targets has in the past adversely affected, and could in the future adversely affect our business. For example, our partners may decide to shorten our billable hours and use other vendors in the provision of their business and/or may periodically place these types of services out for bid. Our competitors, many of whom have significantly more resources than we do, may offer more favorable bids for the same business compared to what we offer; and as a result, we may lose, or face a decline in the business we do with these significant customers.

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

Our success depends, in part, upon our ability to obtain intellectual property protection for our proprietary processes, software and other solutions. We rely upon confidentiality policies, nondisclosure and other contractual arrangements, and patent, trade secret, copyright and trademark laws to protect our intellectual property rights. These laws are subject to change at any time and could further limit our ability to obtain or maintain intellectual property protection. There is uncertainty concerning the scope of patent and other intellectual property protection for software and business methods, which are fields in which we rely on intellectual property laws to protect our rights. Even where we obtain intellectual property protection, our intellectual property rights may not prevent or deter competitors, former employees, or other third parties from reverse engineering our solutions or software. Further, the steps we take in this regard might not be adequate to prevent or deter infringement or other misappropriation of our intellectual property by competitors, former employees or other third parties, and we may not be able to detect unauthorized use of, or take appropriate and timely steps to enforce, our intellectual property rights. Enforcing our rights might also require considerable time, money and oversight, and we may not be successful. Further, we rely on third-party software in providing some of our services and solutions. If we lose our ability to continue using any such software for any reason, including because it is found to infringe the rights of others, we will need to obtain substitute software or find alternative means of obtaining the technology necessary to continue to provide our solutions. Our inability to replace such software, or to replace such software in a timely or cost-effective manner, could materially adversely affect our results of operations.

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

Delaware law and our certificate of incorporation and amended and restated bylaws contain certain provisions, any of which could render more difficult, or discourage a merger, tender offer, or assumption of control of the Company that is not approved by our Board that some stockholders may consider favorable. In addition, on August 21, 2019, our Board acted to preserve the potential benefits of our NOLs from being limited pursuant to Section 382 of the Code by adopting a Section 382 Tax Benefits Preservation Plan (the “Section 382 Tax Benefits Preservation Plan”). The principal reason our Board adopted the Section 382 Tax Benefits Preservation Plan is that we believe that the NOLs are a potentially valuable asset and the Board believes it is in the Company’s best interests to attempt to protect this asset by preventing the imposition of limitations on their use. While the Section 382 Tax Benefits Preservation Plan is not principally intended to prevent a takeover, it does have a potential anti-takeover effect because an “acquiring person” thereunder may be diluted upon the occurrence of a triggering event. Accordingly, the overall effects of the Section 382 Tax Benefits Preservation Plan may be to render more difficult, or discourage merger, tender offer, or assumption of control by a substantial holder of our securities.

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

SUPPORT.COM, INC.

Date: August 6, 2020	By:	/s/ Richard A. Bloom
Richard A. Bloom
President and Chief Executive Officer

EXHIBIT INDEX TO SUPPORT.COM, INC.
QUARTERLY REPORT ON FORM 10-Q
FOR THE QUARTER ENDED JUNE 30, 2020

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