Form 10-Q
period 2020-09-30
Support.com, Inc.
filed 2020-11-05
CIK 1104855

UNITED STATES
 SECURITIES AND EXCHANGE COMMISSION
 Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2020

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________ to ________

Commission File No. 000-30901

SUPPORT.COM, INC.
 (Exact name of registrant as specified in its charter)

Delaware	94-3282005
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1521 Concord Pike (US 202), Suite 301, Wilmington, DE 19803
(Address of principal executive offices, including zip code)

 (650) 556-9440
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Common Stock, par value $0.0001	SPRT	The Nasdaq Stock Market LLC
Title of each class	Trading symbol(s)	Name of each exchange on which registered

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

On October 30, 2020, 19,378,453 shares of the registrant’s common stock, $0.0001 par value, were outstanding.

SUPPORT.COM, INC.

FORM 10-Q

QUARTERLY PERIOD ENDED SEPTEMBER 30, 2020

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS (UNAUDITED)

SUPPORT.COM, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except per share amount)

	September 30, 2020	December 31, 2019
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$16,620	$10,087
Short-term investments	13,065	16,327
Accounts receivable, net	6,808	9,398
Prepaid expenses and other current assets	503	728
Total current assets	36,996	36,540

Property and equipment, net	1,141	533
Intangible assets	250	250
Right-of-use assets, net	90	68
Other assets	621	649

TOTAL ASSETS	$39,098	$38,040

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$165	$277
Accrued compensation	2,292	1,610
Other accrued liabilities	774	940
Short-term lease liability	86	61
Short-term deferred revenue	918	1,193
Total current liabilities	4,235	4,081
Other long-term liabilities	903	792
Total liabilities	5,138	4,873
Commitments and contingencies (Note 3)
Stockholders’ equity:
Common stock; par value $0.0001, 50,000 shares authorized; 19,861 issued and 19,378 outstanding at September 30, 2020 and 19,537 issued and 19,054 outstanding at December 31, 2019	2	2
Additional paid-in capital	250,575	250,092
Treasury stock, at cost (483 shares at September 30, 2020 and December 31, 2019)	(5,297)	(5,297)
Accumulated other comprehensive loss	(2,497)	(2,380)
Accumulated deficit	(208,823)	(209,250)
Total stockholders’ equity	33,960	33,167

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$39,098	$38,040

See accompanying notes.

SUPPORT.COM, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share amounts)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019

Revenue:
Services	$9,873	$14,327	$31,990	$46,698
Software and other	465	922	1,331	3,310
Total revenue	10,338	15,249	33,321	50,008

Cost of revenue:
Cost of services	7,182	10,582	22,003	37,065
Cost of software and other	84	26	149	119
Total cost of revenue	7,266	10,608	22,152	37,184
Gross profit	3,072	4,641	11,169	12,824

Operating expenses:
Engineering and IT	853	1,132	2,861	2,796
Sales and marketing	544	485	1,874	1,315
General and administrative	2,331	1,685	6,288	5,671
Total operating expenses	3,728	3,302	11,023	9,782
Income (loss) from operations	(656)	1,339	146	3,042
Interest income and other, net	89	265	346	817
Income (loss) before income taxes	(567)	1,604	492	3,859
Income tax provision (benefit)	(13)	11	65	170
Net income (loss)	$(554)	$1,593	$427	$3,689

Net income (loss) per share – basic and diluted	$(0.03)	$0.08	$0.02	$0.19

Weighted average common shares outstanding – basic	19,242	19,011	19,121	18,977
Weighted average common shares outstanding – diluted	19,242	19,045	19,302	19,026

See accompanying notes.

SUPPORT.COM, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(in thousands)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019

Net income (loss)	$(554)	$1,593	$427	$3,689

Other comprehensive income (loss):
Change in foreign currency translation adjustment	94	(65)	(128)	40
Change in net unrealized gain (loss) on investments	(26)	(2)	11	79
Other comprehensive income (loss)	68	(67)	(117)	119

Comprehensive income (loss)	$(486)	$1,526	$310	$3,808

See accompanying notes.

SUPPORT.COM, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(in thousands)
(Unaudited)

	Common Stock
	Shares	Amount	Additional Paid-In Capital	Treasury Stock	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders’ Equity
Balances at June 30, 2019	18,969	$2	$268,963	$(5,297)	$(2,321)	$(211,000)	$50,347
Net income	—	—	—	—	—	1,593	1,593
Other comprehensive loss	—	—	—	—	(67)	—	(67)
Issuance of common stock upon exercise of stock options & RSU releases	72	—	—	—	—	—	—
Stock-based compensation expense	—	—	79	—	—	—	79
Balances at September 30, 2019	19,041	$2	$269,042	$(5,297)	$(2,388)	$(209,407)	$51,952

Balances at June 30, 2020	19,079	$2	$250,341	$(5,297)	$(2,565)	$(208,269)	$34,212
Net loss	—	—	—	—	—	(554)	(554)
Other comprehensive income	—	—	—	—	68	—	68
Issuance of common stock upon exercise of stock options & RSU releases	299	—	75	—	—	—	75
Stock-based compensation expense	—	—	159	—	—	—	159
Balances at September 30, 2020	19,378	$2	$250,575	$(5,297)	$(2,497)	$(208,823)	$33,960

See accompanying notes.

SUPPORT.COM, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(in thousands)
(Unaudited)

	Common Stock
	Shares	Amount	Additional Paid-In Capital	Treasury Stock	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders’ Equity
Balances at December 31, 2018	18,955	$2	$268,794	$(5,297)	$(2,507)	$(213,096)	$47,896
Net income	—	—	—	—	—	3,689	3,689
Other comprehensive income	—	—	—	—	119	—	119
Issuance of common stock upon exercise of stock options & RSU releases	72	—	—	—	—	—	—
Issuance of common stock under employee stock purchase plan	14	—	27	—	—	—	27
Stock-based compensation expense	—	—	221	—	—	—	221
Balances at September 30, 2019	19,041	$2	$269,042	$(5,297)	$(2,388)	$(209,407)	$51,952

Balances at December 31, 2019	19,054	$2	$250,092	$(5,297)	$(2,380)	$(209,250)	$33,167
Net income	—	—	—	—	—	427	427
Other comprehensive loss	—	—	—	—	(117)	—	(117)
Issuance of common stock upon exercise of stock options & RSU releases	300	—	75	—	—	—	75
Issuance of common stock under employee stock purchase plan	24	—	17	—	—	—	17
Stock-based compensation expense	—	—	391	—	—	—	391
Balances at September 30, 2020	19,378	$2	$250,575	$(5,297)	$(2,497)	$(208,823)	$33,960

See accompanying notes.

SUPPORT.COM, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(Unaudited)

	Nine Months Ended September 30,
	2020	2019
Operating Activities:
Net income	$427	$3,689
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation	222	228
Amortization of premiums and discounts on investments	39	130
Stock-based compensation	391	221
Changes in assets and liabilities:
Accounts receivable, net	2,590	1,913
Prepaid expenses and other current assets	212	521
Other long-term assets	(41)	72
Accounts payable	(113)	(28)
Accrued compensation	676	(1,322)
Accrued legal settlement	—	(10,000)
Other accrued liabilities	(144)	(148)
Other long-term liabilities	86	25
Deferred revenue	(275)	(33)
Net cash provided by (used in) operating activities	4,070	(4,732)

Investing Activities:
Purchases of property and equipment	(830)	(86)
Purchases of investments	(6,837)	(22,510)
Maturities of investments	10,050	24,267
Net cash provided by investing activities	2,383	1,671

Financing Activities:
Proceeds from exercise of stock options	75	—
Proceeds from employee stock purchase plan	17	27
Net cash provided by financing activities	92	27
Effect of exchange rate changes on cash and cash equivalents	(12)	(52)
Net increase (decrease) in cash and cash equivalents	6,533	(3,086)
Cash and cash equivalents at beginning of period	10,087	25,182
Cash and cash equivalents at end of period	$16,620	$22,096

Supplemental disclosure of cash flow information:	62
Income taxes paid	$110	$97

See accompanying notes.

SUPPORT.COM, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 1. Significant Accounting Policies

Basis of Presentation

The accompanying unaudited interim condensed consolidated financial statements include the accounts of Support.com, Inc. (the “Company,” “Support.com,” “We” or “Our”) and its wholly owned subsidiaries. All intercompany balances and transactions have been eliminated. The condensed consolidated balance sheet as of September 30, 2020 and the condensed consolidated statements of operations and comprehensive income (loss) for the three and nine months ended September 30, 2020 and 2019 and the condensed consolidated statements of cash flows for the nine months ended September 30, 2020 and 2019 are unaudited. In the opinion of management, these unaudited interim condensed consolidated financial statements reflect all adjustments (consisting of normal recurring adjustments) that are necessary for a fair presentation of the results for, and as of, the periods shown. The results of operations for such periods are not necessarily indicative of the results expected for the full fiscal year or for any future period. The condensed consolidated balance sheet information as of December 31, 2019 is derived from audited financial statements as of that date. These financial statements have been prepared based upon Securities and Exchange Commission (“SEC”) rules that permit reduced disclosure for interim periods. For a more complete discussion of significant accounting policies and certain other information, these unaudited interim condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes included in our Annual Report on Form 10-K for the year ended December 31, 2019, filed with the SEC on March 18, 2020.

Impact of Disease Outbreak

On March 11, 2020, the World Health Organization declared the outbreak of a respiratory disease caused by a new coronavirus as a “pandemic.” First identified in late 2019 and known now as COVID-19, the outbreak has impacted millions of individuals worldwide. In response, many countries have implemented measures to combat the outbreak which have impacted global business operations. As of the date of issuance of the financial statements, our operations have not been significantly impacted; however, we continue to monitor the situation. No impairments were recorded as of the balance sheet date as no triggering events or changes in circumstances had occurred as of September 30, 2020; however, due to significant uncertainty surrounding the situation, management's judgment regarding this could change in the future. In addition, while our results of operations, cash flows and financial condition could be negatively impacted, the extent of the impact cannot be reasonably estimated at this time.

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

Revenue Recognition

Disaggregation of Revenue

We generate revenue from the sale of services and sale of software fees for end-user software products provided through direct customer downloads and through the sale of these end-user software products via partners. Revenue is disaggregated by type as presented in the condensed consolidated statements of operations and is consistent with how we evaluate our financial performance.

Services Revenue

Services revenue is primarily comprised of fees for customer support and technology support services. Our service programs are designed for enterprise clients, as well as the consumer and small and medium business (“SMB”) markets, and include customer service, sales support, and technical support, including computer and mobile device set-up, security and support, virus and malware removal, wireless network set-up, and automation system onboarding and support.

We offer customer support, technical support, and technology services to large corporations, consumers and SMBs, directly and through our partners (which include communications providers, retailers, technology companies and others) and, to a lesser degree, directly through our website at www.support.com. We transact with customers via reseller programs, referral programs and direct transactions. In reseller programs, the partner generally executes the financial transactions with the customer and pays a fee to us which we recognize as revenue when the service is delivered. In referral programs, we transact with the customer directly and pay a referral fee to the referring party. In direct transactions, we sell directly to the customer at the retail price.

The services described above include three types of offerings:

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

The following represents deferred revenue activity for the nine months ended September 30, 2020 and 2019 (in thousands):

Balance at December 31, 2019	$1,193
Deferred revenue	1,451
Recognition of unearned revenue	(1,726)
Balance at September 30, 2020	$918

Balance at December 31, 2018	$1,135
Deferred revenue	546
Recognition of unearned revenue	(583)
Balance at September 30, 2019	$1,098

Partners are generally invoiced monthly. Fees from customers via referral programs and direct transactions are generally paid with a credit card at the time of sale. Revenue is recognized net of any applicable sales tax.

Services revenue also includes fees from licensing of Support.com cloud-based software. In such arrangements, customers receive a right to use our Support.com Cloud applications in their own support organizations. We license our cloud-based software using a software-as-a-service (“SaaS”) model under which customers cannot take possession of the technology and pay us on a per-user or usage basis during the term of the arrangement. In addition, services revenue includes fees from implementation services of our cloud-based software. Currently, revenues from implementation services are recognized ratably over the customer life, which is estimated as the term of the arrangement once the Support.com Cloud services are made available to customers. We generally charge for these services on a time and material basis. As of September 30, 2020, revenues from implementation services are not material.

Software and Other Revenue

Software and other revenue is comprised primarily of fees for end-user software products provided through direct customer downloads and through the sale of these end-user software products via partners. Our software is sold to customers primarily on an annual subscription with automatic renewal. We provide regular, significant upgrades over the subscription period and therefore recognize revenue for these products ratably over the subscription period. Management has determined that these upgrades are not distinct, as the upgrades are an input into a combined output. In addition, management has determined that the frequency and timing of the software upgrades are unpredictable and therefore we recognize revenue consistent with the sale of the subscription. We generally control fulfillment, pricing, product requirements, and collection risk and therefore we record the gross amount of revenue. We provide a 30-day money back guarantee for the majority of our end-user software products.

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

Cash, Cash Equivalents and Investments

All liquid instruments with an original maturity, at the date of purchase, of 90 days or less are classified as cash equivalents. Cash equivalents and short-term investments consist primarily of money market funds, certificates of deposit, commercial paper, corporate notes and bonds, and U.S. government agency securities. Our interest income on cash, cash equivalents and investments is included in interest income and other, net in the condensed consolidated statements of operations.

Cash equivalents and short-term investments are reported at fair value with unrealized gains/losses included in accumulated other comprehensive loss within stockholders’ equity on the condensed consolidated balance sheets and in the condensed consolidated statements of comprehensive income (loss). We view this investment portfolio as available for use in our current operations, and therefore, we present marketable securities as short-term assets.

We monitor our investments for impairment on a quarterly basis to determine whether a decline in fair value is other-than-temporary by considering factors such as current economic and market conditions, the credit rating of the security’s issuer, the length of time an investment’s fair value has been below our carrying value, our intent to sell the security and our belief that it will not be required to sell the security before the recovery of its amortized cost. If an investment’s decline in fair value is deemed to be other-than-temporary, we reduce its carrying value to the estimated fair value, as determined based on quoted market prices or liquidation values. Declines in value judged to be other-than-temporary, if any, are recorded in operations as incurred. At September 30, 2020, we evaluated unrealized losses on marketable securities and determined them to be temporary. We currently do not intend to sell securities with unrealized losses and concluded that we will not be required to sell these securities before the recovery of their amortized cost basis. At September 30, 2020 and December 31, 2019, the fair value of cash, cash equivalents and investments was $29.7 million and $26.4 million, respectively.

The following is a summary of cash, cash equivalents and investments at September 30, 2020 and December 31, 2019 (in thousands):

As of September 30, 2020	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Cash	$10,825	$—	$—	$10,825
Money market funds	5,795	—	—	5,795
Certificates of deposit	469	—	—	469
Commercial paper	1,900	—	—	1,900
Corporate notes and bonds	7,428	18	—	7,446
U.S. government treasury	1,999	—	—	1,999
U.S. government agency securities	1,250	1	—	1,251
	$29,666	$19	$—	$29,685
Classified as:
Cash and cash equivalents	$16,620	$—	$—	$16,620
Short-term investments	13,046	19	—	13,065
	$29,666	$19	$—	$29,685

As of December 31, 2019	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Cash	$ 7,814	$—	$—	$7,814
Money market funds	1,137	—	—	1,137
Certificates of deposit	475	—	—	475
Commercial paper	6,912	—	(1)	6,911
Corporate notes and bonds	7,922	15	(4)	7,933
U.S. government agency securities	2,145	—	(1)	2,144
	$26,405	$15	$(6)	$26,414
Classified as:
Cash and cash equivalents	$10,087	$—	$—	$10,087
Short-term investments	16,318	15	(6)	16,327
	$26,405	$15	$(6)	$26,414

The following table summarizes the estimated fair value of our marketable securities classified by the stated maturity date of the security (in thousands):
	September 30, 2020	December 31, 2019
Due within one year	$9,194	$12,754
Due within two years	3,871	3,573
	$13,065	$16,327

Fair Value Measurements

Accounting Standards Codification (“ASC”) 820, Fair Value Measurements and Disclosures, defines fair value, establishes a framework for measuring fair value under generally accepted accounting principles and enhances disclosures about fair value measurements. Fair value is defined under ASC 820 as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. Valuation techniques used to measure fair value according to ASC 820 must maximize the use of observable inputs and minimize the use of unobservable inputs. The standard describes a fair value hierarchy based on three levels of inputs, of which the first two are considered observable and the last unobservable, that may be used to measure fair value, which are the following:

●
Level 1 – Quoted prices for identical instruments in active markets.
●
Level 2 – Quoted prices for similar instruments in active markets, quoted prices for identical or similar instruments in markets that are not active, and model derived valuations in which all significant inputs and significant value drivers are observable in active markets.
●
Level 3 – Valuations derived from valuation techniques in which one or more significant inputs or significant value drivers are unobservable.

In accordance with ASC 820, financial assets (cash equivalents and investments) are measured at fair value on a recurring basis. Money market funds, which are cash equivalents, are measured at fair value using level 1 inputs. Certificates of deposit, commercial paper, corporate notes and bonds, and U.S. government agency securities, which are short-term investments, are measured at fair value using level 2 inputs.

For short-term investments, we review trading activity and pricing as of the measurement date. When sufficient quoted pricing for identical securities is not available, we use market pricing and other observable market inputs for similar securities obtained from various third-party data providers. These inputs either represent quoted prices for similar assets in active markets or have been derived from observable market data. Our policy is to recognize the transfer of financial instruments between levels at the end of our quarterly reporting period.

Concentrations of Credit Risk

Financial instruments that potentially subject us to concentrations of credit risk consist principally of cash equivalents, investments and trade accounts receivable. Our investment portfolio consists of investment grade securities. Except for obligations of the United States government and securities issued by agencies of the United States government, we diversify our investments by limiting holdings with any individual issuer. We are exposed to credit risks in the event of default by the issuers to the extent of the amount recorded on the condensed consolidated balance sheets.

For the three months ended September 30, 2020, Comcast and Cox Communications accounted for 40% and 46%, respectively, of total revenue. For the nine months ended September 30, 2020, Comcast and Cox Communications accounted for 48% and 41%, respectively, of total revenue. For the three months ended September 30, 2019, Comcast and Cox Communications accounted for 59% and 28%, respectively, of total revenue. For the nine months ended September 30, 2019, Comcast and Cox Communications accounted for 64% and 23%, respectively, of total revenue. There were no other customers that accounted for 10% or more of total revenue for the three and nine months ended September 30, 2020 and 2019.

The credit risk in trade accounts receivable is substantially mitigated by reasonably short payment terms and an evaluation of the customers’ financial conditions when we enter into business. As of September 30, 2020, Comcast and Cox Communications accounted for 46% and 48%, respectively, of total accounts receivable. As of December 31, 2019, Comcast and Cox Communications accounted for 59% and 33%, respectively, of total accounts receivable. There were no other customers that accounted for 10% or more of our total accounts receivable as of September 30, 2020 and December 31, 2019.

Trade Accounts Receivable and Allowance for Doubtful Accounts

Trade accounts receivable are recorded at the invoiced amount. We perform evaluations of our customers’ financial condition and generally do not require collateral. We make judgments as to our ability to collect outstanding receivables and provide allowances for a portion of receivables when collection becomes doubtful. Reserves are made based on a specific review of all significant outstanding invoices. For those invoices not specifically provided for, reserves are recorded at differing rates, based on the age of the receivable. In determining these rates, we analyze our historical collection experience and current payment trends. The determination of past-due accounts is based on contractual terms. As of September 30, 2020, and December 31, 2019, allowance for doubtful accounts was $4,000 and $28,000, respectively.

Self-Funded Health Insurance

We maintain a self-funded health insurance program with a stop-loss umbrella policy with a third-party insurer to limit the maximum potential liability for medical claims. With respect to this program, we consider historical and projected medical utilization data when estimating the health insurance program liability and related expense. As of September 30, 2020, $0.2 million was in reserve for the self-funded health insurance program. As of December 31, 2019, $0.4 million was in reserve for the self-funded health insurance program. The reserve is included in other accrued liabilities on the condensed consolidated balance sheets.

We regularly analyze our reserves for incurred-but-not-reported claims and for reported-but-not-paid claims related to the self-funded insurance program. We believe our reserves are adequate. However, significant judgment is involved in assessing these reserves such as assessing historical paid claims, average lags between the claims’ incurred date, reported dates and paid dates, and the frequency and severity of claims. There may be differences between actual settlement amounts and recorded reserves and any resulting adjustments are included in expense once a probable amount is known.

Accumulated Other Comprehensive Loss

The components of accumulated other comprehensive loss relate entirely to accumulated foreign currency translation losses associated with our foreign subsidiaries and unrealized losses on investments.

Realized gains/losses on investments reclassified from accumulated other comprehensive loss are reported as interest income and other, net in the condensed consolidated statements of operations.

The amounts noted in the condensed consolidated statements of comprehensive income (loss) are shown before taking into account the related income tax impact. The income tax effect allocated to each component of other comprehensive loss for each of the periods presented is not significant.

Stock-Based Compensation

We apply the provisions of ASC 718, Compensation - Stock Compensation, which requires the measurement and recognition of compensation expense for all stock-based payment awards, including grants of restricted stock units (“RSUs”) and options to purchase stock, made to employees and directors based on estimated fair values.

In accordance with ASC 718, Compensation - Stock Compensation, we recognize stock-based compensation by measuring the cost of services to be rendered based on the grant date fair value of the equity award. We recognize stock-based compensation over the period an employee is required to provide service in exchange for the award, generally referred to as the requisite service period. For awards with market-based performance conditions, the cost of the awards is recognized as the requisite service is rendered by employees, regardless of when, if ever, the market-based performance conditions are satisfied.

The Black-Scholes option pricing model is used to estimate the fair value of service-based stock options and shares purchased under our Employee Stock Purchase Plan (“ESPP”). The determination of the fair value of options is affected by our stock price and a number of assumptions, including expected volatility, expected life, risk-free interest rate and expected dividends. We use historical data for estimating the expected volatility and expected life of stock options required in the Black-Scholes model. The risk-free interest rate assumption is based on observed interest rates appropriate for the expected terms of the stock options.

The Monte-Carlo simulation model is used to estimate fair value of market-based performance stock options. The Monte-Carlo simulation model calculates multiple potential outcomes for an award and establishes a fair value based on the most likely outcome. Key assumptions for the Monte-Carlo simulation model include the risk-free rate, expected volatility, expected dividends and the correlation coefficient.

The fair value of restricted stock grants is based on the closing market price of our stock on the date of grant less the expected dividend yield.

Earnings Per Share

Basic earnings per share is computed using net income and the weighted-average number of common shares outstanding during the reporting period. Diluted earnings per share is computed using net income and the weighted-average number of common shares outstanding, including the effect of the potential issuance of common stock such as stock issuable pursuant to the exercise of stock options and warrants and vesting of RSUs using the treasury stock method when dilutive.

The following table sets forth the computation of basic and diluted earnings per share for the three and nine months ended September 30, 2020 and 2019 (in thousands, except per share amounts):

	Three Months		Nine Months
	Ended		Ended
	September 30,		September 30,
	2020	2019	2020	2019

Net income (loss)	$(554)	$1,593	$427	$3,689

Basic:
Weighted-average common shares outstanding	19,242	19,011	19,121	18,977
Basic earnings per share	$ (0.03)	$ 0.08	$0.02	$0.19
Diluted:
Weighted-average common shares outstanding	19,242	19,011	19,121	18,977
Effect of dilutive securities:
Stock options and restricted stock units	—	34	181	49
Diluted weighted-average common shares outstanding	19,242	19,045	19,302	19,026
Diluted earnings per share	$(0.03)	$0.08	$0.02	$0.19

Warranties and Indemnifications

We generally provide a refund period on direct-to-consumer sales, during which refunds may be granted to consumers under certain circumstances, including the inability to resolve certain support issues. For channel sales of our direct-to-consumer offering, the refund period varies by partner, but is generally between 5-14 days. For referral programs and direct transactions, the refund period is generally 5 days. For the majority of end-user software products, we provide a 30-day money back guarantee. For all channels, we recognize revenue net of refunds and cancellations during the period. Refunds and cancellations have not been material to date.

We generally agree to indemnify customers against legal claims that end-user software products infringe certain third-party intellectual property rights. As of September 30, 2020, we have not been required to make any payment resulting from infringement claims asserted against customers and have not recorded any related accruals.

Leases

We account for leases in accordance with ASC 842. We recognize operating and finance lease liabilities and corresponding right-of-use (“ROU”) assets on the condensed consolidated balance sheets and provide enhanced disclosures surrounding the amount, timing and uncertainty of cash flows arising from leasing arrangements. We determine if an arrangement is a lease at inception. Operating leases are included in operating lease ROU assets and short- and long-term lease liabilities in our condensed consolidated balance sheets. Finance leases are included in property and equipment, other current liabilities, and other long-term liabilities in our condensed consolidated balance sheets.

ROU assets represent the right to use an underlying asset for the lease term and lease liabilities represent the obligation to make lease payments arising from the lease. Operating lease ROU assets and liabilities are recognized at commencement date based on the present value of lease payments over the lease term. As most of our leases do not provide an implicit rate, we use our incremental borrowing rate based on the information available at commencement date in determining the present value of lease payments. The implicit rate is used when readily determinable. The operating lease ROU asset also includes any lease payments made and excludes lease incentives. The lease terms may include options to extend or terminate the lease when it is reasonably certain that we will exercise that option. Lease expense for lease payments is recognized on a straight-line basis over the lease term. We account for the lease and non-lease components as a single lease component.

We have entered into various non-cancelable operating lease agreements for certain offices and certain equipment. The Louisville, Colorado and Sunnyvale, California office leases were both renewed during the nine month period ended September 30, 2020, and will expire on January 31, 2021 and March 31, 2021, respectively.

Recent Accounting Pronouncements

Recently Adopted Accounting Standards

In August 2018, the FASB issued Accounting Standard Update (“ASU”) No. 2018-13, Changes to Disclosure Requirements for Fair Value Measurements (Topic 820) (ASU 2018-13), which improved the effectiveness of disclosure requirements for recurring and nonrecurring fair value measurements. The standard removes, modifies, and adds certain disclosure requirements. We adopted the new standard effective January 1, 2020 and the standard did not have an impact on the consolidated financial statements.

New Accounting Standards to be adopted in Future Periods

In December 2019, the FASB issued ASU No. 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes (ASU 2019-12), which simplifies the accounting for income taxes. This guidance will be effective in the first quarter of 2021 on a prospective basis, and early adoption is permitted. We are currently evaluating the impact of the new guidance on the consolidated financial statements.

In June 2016, the FASB issued ASU 2016-13, Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments. The standard's main goal is to improve financial reporting by requiring earlier recognition of credit losses on financing receivables and other financial assets in scope. The effective date for all public companies, except smaller reporting companies, is fiscal years beginning after December 15, 2019, including interim periods within those fiscal years. The effective date for all other entities is fiscal years beginning after December 15, 2022, including interim periods within those fiscal years. We do not expect the new standard to have a material impact on the consolidated financial statements.

Note 2. Income Taxes

We recorded an income tax provision (benefit) of $(13,000) and $65,000 for the three and nine months ended September 30, 2020, respectively. The income tax provision for interim periods is determined using an estimate of the annual effective tax rate, adjusted for discrete items, if any, that are taken into account in the relevant period. Each quarter, the estimate of the annual effective tax rate is updated, and if the estimated effective tax rate changes, a cumulative adjustment is made. There is a potential for volatility of the effective tax rate due to several factors, including changes in the mix of the pre-tax income and the jurisdictions to which it relates, changes in tax laws and settlements with taxing authorities and foreign currency fluctuations.

As of September 30, 2020, deferred tax assets are fully offset by a valuation allowance, except in those jurisdictions where it is determined that a valuation allowance is not required.

ASC 740, Income Taxes, provides for the recognition of deferred tax assets if realization of such assets is more likely than not. Based upon the weight of available evidence, which includes historical operating performance, reported cumulative net losses since inception and difficulty in accurately forecasting our future results, we provided a full valuation allowance against net U.S. deferred tax assets and a partial valuation allowance against foreign deferred tax assets. We reassess the need for a valuation allowance on a quarterly basis. If it is later determined that a portion or all of the valuation allowance is not required, it generally will be a benefit to the income tax provision in the period such determination is made.

We do not anticipate a material change in the total amount or composition of our unrecognized tax benefits as of September 30, 2020.

Note 3. Commitments and Contingencies

Contingencies

We account for contingent liabilities in accordance with ASC 450, Contingencies. This guidance requires management to assess potential contingent liabilities that may exist as of the date of the financial statements to determine the probability and amount of loss that may have occurred, which inherently involves an exercise of judgment. If the assessment of a contingency indicates that it is probable that a material loss has been incurred and the amount of the liability can be estimated, then the estimated liability would be accrued in the financial statements. If the assessment indicates that a potential material loss contingency is not probable but is reasonably possible, or is probable but cannot be estimated, then the nature of the contingent liability, and an estimate of the range of possible losses, if determinable and material, would be disclosed. For loss contingencies considered remote, no accrual or disclosures are generally made.

Legal matters

Federal Trade Commission Consent Order. As previously disclosed, on December 20, 2016 the Federal Trade Commission (“FTC”) issued a confidential Civil Investigative Demand, or CID, requiring us to produce certain documents and materials and to answer certain interrogatories relating to PC Healthcheck, an obsolete software program that we developed on behalf of a third party for their use with their customers. The investigation relates to us providing software like PC Healthcheck to third parties for their use prior to December 31, 2016, when we were under management of the previous Board and executive team. Since issuing the CID, the FTC has sought additional written and testimonial evidence. We have cooperated fully with the FTC’s investigation and provided all requested information. In addition, we have not used PC Healthcheck nor provided it to any customers since December 2016.

On March 9, 2018, the FTC notified us that it was willing to engage in settlement discussions. On November 6, 2018, Support.com and the FTC entered into a proposed Stipulation to Entry of Order for Permanent Injunction and Monetary Judgment (the “Consent Order”). The Consent Order was approved by the Commission on March 26, 2019 and entered by the U.S. District Court for the Southern District of Florida on March 29, 2019. Entry of the Consent Order by the Court resolved the FTC’s multi-year investigation of Support.com.

Pursuant to the Consent Order, under which we neither admitted nor denied the FTC’s allegations (except as to the Court having jurisdiction over the matter), the FTC agreed to accept a payment of $10 million in settlement of the matter, subject to the factual accuracy of the information we provided as part of our financial representations. The $10 million payment was made on April 1, 2019 and was recognized in operating expenses within our consolidated statements of operations for the year ended December 31, 2018.

Additionally, pursuant to the Consent Order, we agreed to implement certain new procedures and enhance certain existing procedures. For example, the Consent Order necessitates that we cooperate with representatives of the Commission on associated investigations if needed; imposes requirements on Support.com regarding obtaining acknowledgements of the Consent Order and compliance certification, including record creation and maintenance; and prohibits us from making misrepresentations and misleading claims or providing the means for others to make such claims regarding, among other things, detection of security or performance issues on consumer’s Electronic Devices. Electronic Devices include, but are not limited to, cell phones, tablets and computers. We continue to monitor the impact of the Consent Order regularly. If we are unable to comply with the Consent Order, then this could result in a material and adverse impact to the results of operations and financial condition.

Verizon Media. As previously disclosed, On March 22, 2010, the Company and AOL Fulfillment Services, who now does business as Verizon Media (“Verizon Media”), entered into a Fulfillment Services Promotion and Marketing Agreement (“Agreement”). The Agreement related to the development and sale of certain products and services. The Company sold software products to Verizon Media pursuant to the terms of the Agreement under two programs – SUPERAntiSpyware and Computer Check-Up. Verizon Media offered these software products to its end-customers. On May 24, 2019, the Company received a letter from Verizon Media providing notice that it wished to terminate the Agreement and work with the Company to wind-down all remaining subscriptions for both programs. The Company has wound-down all services under the Computer Check-Up program and the SUPERAntiSpyware program. In connection with the termination of the Computer Check-Up program, Verizon Media requested that the Company fund rebates to its end-customers who elect to accept a refund offer from Verizon Media. Although the Company, to date, has not agreed with this request, Verizon Media commenced its rebate program.

  On November 15, 2019, the Company received a letter from Verizon Media informing the Company that, to date, Verizon Media has issued rebates totaling $2.6 million and requesting reimbursement of this amount from the Company (the “Dispute”). Subsequently, the parties entered into negotiations toward a settlement of any potential claims, which culminated in the execution of a Confidential Settlement and Release Agreement dated September 29, 2020, pursuant to which the Company issued a one-time payment to Verizon Media in exchange for a full and complete release from any claims related to or arising out of the Dispute. The Company admitted no liability and incurred no financial impact from the settlement, as the payment was funded by the Company’s insurance carrier.

Other Matters

We have received and may in the future receive additional requests for information, including subpoenas, from other governmental agencies relating to the subject matter of the Consent Order and the Civil Investigative Demands described above. We intend to cooperate with these information requests and is not aware of any other legal proceedings against us by governmental authorities at this time.

We are also subject to other routine legal proceedings, as well as demands, claims and threatened litigation, that arise in the normal course of business, potentially including assertions that we may be infringing patents or other intellectual property rights of others. We currently do not believe that the ultimate amount of liability, if any, for any pending claims of any type (alone or combined) will materially affect our financial position, results of operations or cash flows. The ultimate outcome of any litigation is uncertain; however, any unfavorable outcomes could have a material negative impact on our financial condition and operating results. Regardless of outcome, litigation can have an adverse impact on us because of defense costs, negative publicity, diversion of management resources and other factors.

Guarantees

We have identified guarantees in accordance with ASC 450, Contingencies. This guidance stipulates that an entity must recognize an initial liability for the fair value, or market value, of the obligation it assumes under the guarantee at the time it issues such a guarantee and must disclose that information in our interim and annual financial statements. We have entered into various service level agreements with our partners, in which we may guarantee the maintenance of certain service level thresholds. Under some circumstances, if these thresholds are not met, we may be liable for certain financial costs. We evaluate costs for such guarantees under the provisions of ASC 450. We consider such factors as the degree of probability that we would be required to satisfy the liability associated with the guarantee and the ability to make a reasonable estimate of the resulting cost. During both, the three and nine months ended September 30, 2020 and 2019, we did not incur any costs as a result of such obligations. We have not accrued any liabilities related to such obligations in the condensed consolidated financial statements as of September 30, 2020 and December 31, 2019.

Note 4. Stockholder’s Equity

During the three and nine months ended September 30, 2020, 0.1 million shares of common stock were issued as a result of the exercise of stock options. During the three and nine months ended September 30, 2019, no shares of common stock were issued as a result of the exercise of stock options.

During the three and nine months ended September 30, 2020, 0.2 million shares of common stock were issued as a result of RSU releases. During the three and nine months ended September 30, 2019, 0.1 million shares of common stock were issued as a result of RSU releases.

During the three and nine months ended September 30, 2020, no shares and 24,000 shares, respectively, of common stock were issued under the ESPP. During the three and nine months ended September 30, 2019, no shares and 14,000 shares, respectively, of common stock were issued under the ESPP.

Stock Repurchase Program

On April 27, 2005, our Board of Directors (“Board”) authorized the repurchase of up to 666,666 outstanding shares of our common stock. As of September 30, 2020, the maximum number of shares remaining that can be repurchased under this program was 602,467. No shares were repurchased during the three and nine months ended September 30, 2020. We do not intend to repurchase shares without further approval from the Board.

Note 5. Stock-Based Compensation

Equity Compensation Plans

We adopted the amended and restated 2010 Equity and Performance Incentive Plan (the “2010 Plan”), effective as of May 19, 2010. Under the 2010 Plan, the number of shares of Common Stock that may be issued will not exceed in the aggregate 1,666,666 shares of Common Stock plus the number of shares of common stock relating to prior awards under the 2000 Omnibus Equity Incentive Plan that expire, are forfeited or are cancelled after the adoption of the 2010 Plan, subject to adjustment as provided in the 2010 Plan. Pursuant to approval from our shareholders, the number of shares of common stock that may be issued under the 2010 Plan was increased by 750,000 shares of common stock in May 2013 and 333,333 shares in June 2016. No grants will be made under the 2010 Plan after the tenth anniversary of its effective date. At the 2020 Annual Meeting, our stockholders approved the amendment and restatement of the Second Amended and Restated 2010 Stock Plan (such plan, after the amendment and restatement is now be the Third Amended and Restated 2010 Equity and Performance Incentive Plan, referred to herein as the “Restated Plan”). The purpose of amending the 2010 Stock Plan was (i) to increase the number of shares of common stock available for issuance under the Restated Plan by 2,000,000 shares, (ii) to extend the term of the 2010 Stock Plan, which otherwise expires on May 19, 2020, so that the Restated Plan will continue until terminated by the Board in its discretion, and (iii) to eliminate obsolete provisions while adding other provisions consistent with certain compensation and governance best practices. As of September 30, 2020, approximately 4.0 million shares remain available for grant under the Restated Plan.

We adopted the 2014 Inducement Award Plan (the “Inducement Plan”), effective as of May 13, 2014. Under the Inducement Plan, the number of shares of common stock that may be issued will not exceed in the aggregate 666,666 shares of common stock. As of September 30, 2020, approximately 0.2 million shares remain available for grant under the Inducement Plan.

Employee Stock Purchase Plan

Effective May 15, 2011, our Board and stockholders approved an ESPP and reserved 333,333 shares of our common stock for issuance. The ESPP was established to advance our interests and our stockholders' interests by providing an incentive to attract, retain and reward eligible employees and by motivating such persons to contribute to our growth and profitability. At the 2020 Annual Meeting of stockholders, our stockholders approved a proposal amending and restating the 2011 ESPP to (i) increase the maximum number of shares of common stock available for future issuance under the ESPP by 1,000,000 shares, (ii) extend the term, which otherwise would have expired on May 15, 2021, so that the ESPP will continue until terminated by the Board in its discretion, and (iii) make certain other administrative changes.

The ESPP consists of six-month offering periods during which employees may enroll in the plan. Shares of common stock may be purchased under the ESPP at a price established by the Compensation Committee of the Board of Directors, provided that the price may not be less than eighty-five percent (85%) of the lesser of (a) the fair market value of a share of stock on the offering date of the offering period or (b) the fair market value of a share of stock on the purchase date. As of September 30, 2020, approximately 1.1 million shares remain available for issuance under the ESPP.

Stock-Based Compensation

In accordance with accounting guidance for stock-based compensation, payments in equity instruments for goods or services are accounted for by the fair value method. For the three and nine months ended September 30, 2020, stock-based compensation expense was $0.2 million and $0.4 million, respectively. For the three and nine months ended September 30, 2019, stock-based compensation expense was $0.1 million and $0.2 million, respectively.

As of September 30, 2020, $1.0 million of unrecognized compensation cost related to existing options was outstanding, which is expected to be recognized over a weighted average period of 3.1 years. As of September 30, 2020, $0.2 million of unrecognized compensation cost related to RSUs was outstanding, which is expected to be recognized within one year.

Stock Options

The following table represents the stock option activity for the nine months ended September 30, 2020:

	Number of Shares (in thousands)	Weighted Average Exercise Price per Share	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
Outstanding at December 31, 2019	816	$1.77	7.49	$16
Granted	2,194	$1.55
Exercised	(56)	$1.34
Forfeited	(301)	$1.37
Outstanding at September 30, 2020	2,653	$1.64	8.83	$688
Exercisable at September 30, 2020	747	$1.81	6.46	$224

Restricted Stock Units

The following table represents RSU activity for the nine months ended September 30, 2020:

	Number of Shares (in thousands)	Weighted Average Grant-Date Fair Value per Share	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
Outstanding at December 31, 2019	249	$1.62	0.60	$271
Granted	127	$1.97
Released	(245)	$1.57
Forfeited	—	$ —
Outstanding at September 30, 2020	131	$2.05	0.95	$235

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This section and other parts of this Quarterly Report on Form 10-Q may contain “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements provide current expectations of future events based on certain assumptions regarding our business and future performance. Such forward-looking statements are based on information that involve a number of uncertainties and risks that may cause actual events or results to differ materially from those indicated by such forward-looking statements. Words such as “expects,” “anticipates,” “intends,” “plans,” “believes,” “forecasts,” “estimates,” “seeks,” “may result in,” “focused on,” “continue to,” “on-going” and similar expressions often identify forward-looking statements. We undertake no obligation to publicly update or revise any forward-looking statement, whether as a result of new information, future events or otherwise, except as required by law. We caution and advise readers that these statements are based on assumptions that may not be realized and involve risks and uncertainties that could cause actual results to differ materially from the expectations and beliefs contained herein. For a summary of these risks, see the risk factors included in our Annual Report on Form 10-K for the year ended December 31, 2019.

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

Overview

Support.com, Inc. is a leading provider of customer and technical support solutions delivered through its home-based employee model. For more than twenty years, the Company’s homesourcing model has produced outstanding results for enterprise clients and consumers. Support.com’s proven and secure, cloud-based technology platform is designed and optimized to deliver scalable and flexible solutions from a global, home-based workforce. With this ExpertAnywhere delivery capability, Support.com is positioned to meet client needs through a global network of on-demand, custom-profiled experts. Support.com is at the forefront of a dynamic shift in the modern workplace by providing meaningful, home-based career paths to employees. The Company’s transformative homesourcing model is the future of technology-enabled, expert-driven customer support that is better for clients, employees, and the planet.

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

RESULTS OF OPERATIONS

Three and Nine Months Ended September 30, 2020 and 2019

REVENUE

	Three Months Ended September 30,				Nine Months Ended September 30,
In thousands, except percentages	2020	2019	$ Change	% Change	2020	2019	$ Change	% Change
Services	$9,873	$14,327	$(4,454)	(31)%	$31,990	$46,698	$(14,708)	(31)%
Software and other	465	922	(457)	(50)%	1,331	3,310	(1,979)	(60)%
Total revenue	$10,338	$15,249	$(4,911)	(32)%	$33,321	$50,008	$(16,687)	(33)%

Services. Services revenue consists primarily of fees for customer support services generated from our partners. We provide these services remotely, generally using service delivery personnel who utilize our proprietary technology to deliver the services. Services revenue is also comprised of licensing of our Support.com Cloud applications. Services revenue for the three and nine months ended September 30, 2020 decreased by $4.5 million, or 31%, and $14.7 million, or 31%, respectively, from the same periods in 2019. These decreases were primarily due to a decline in one line of business from one of our major customers due to a realignment of the customer’s needs, which concluded in the second quarter of 2020. For the three and nine months ended September 30, 2020, services revenue generated from our partnerships was $9.4 million and $30.7 million compared to $13.5 million and $44.5 million for the same period in 2019. Direct services revenue was $0.5 million and $1.3 million for the three and nine months ended September 30, 2020 compared to $0.8 million and $2.2 million for the same period in 2019. We intend to shift our focus from the direct-to-consumer market to the enterprise business market, and from primarily U.S. based delivery capabilities to global delivery capabilities. As with any market that is undergoing shifts, growth opportunities in our services programs are difficult to predict, but we are focused on delivering growth through these new strategic initiatives.

Software and other. Software and other revenue is comprised primarily of fees for end-user software products provided through direct customer downloads, and, to a lesser extent, through the sale of these software products via partners. Software and other revenue for the three and nine months ended September 30, 2020 decreased by $0.5 million, or 50%, and $2.0 million, or 60%, respectively, from the same periods in 2019 primarily due to the cancellation of a significant customer agreement. For the three months ended September 30, 2020 and 2019, revenue from software and other generated from our direct sales was $0.5 million and $0.5 million, respectively. For the three months ended September 30, 2020 and 2019, software and other revenue generated from our partnerships was less than $0.1 million and $0.4 million, respectively. For the nine months ended September 30, 2020 and 2019, revenue from software and other generated from our direct sales was $1.3 million and $1.4 million, respectively. For the nine months ended September 30, 2020 and 2019 and software and other revenue generated from our partnerships was less than $0.1 million and $1.9 million, respectively.

COST OF REVENUE

	Three Months Ended September 30,				Nine Months Ended September 30,
In thousands, except percentages	2020	2019	$ Change	% Change	2020	2019	$ Change	% Change
Cost of services	$7,182	$10,582	$(3,400)	(32)%	$22,003	$37,065	$(15,062)	(41)%
Cost of software and other	84	26	58	223%	149	119	30	25%
Total cost of revenue	$7,266	$10,608	$(3,342)	(32)%	$22,152	$37,184	$(15,032)	(40)%

  Cost of services. Cost of services consists primarily of compensation costs and contractor expenses for people providing services, technology and telecommunication expenses related to the delivery of services and other personnel-related expenses in service delivery. The decrease of $3.4 million, or 32%, and $15.1 million, or 41%, in cost of services for the three and nine months ended September 30, 2020, respectively, compared to the same periods in 2019 was primarily due to lower personnel expenses due to a decrease in headcount as a result of the decreased business from one of our major customers.

Cost of software and other. Cost of software and other consists primarily of third-party royalty fees for our end-user software products. Certain of these products were developed using third-party research and development resources, and the third party receives royalty payments on sales of products it developed.

OPERATING EXPENSES

	Three Months Ended September 30,				Nine Months Ended September 30,
In thousands, except percentages	2020	2019	$ Change	% Change	2020	2019	$ Change	% Change
Engineering and IT	$853	$1,132	$(279)	(25)%	$2,861	$2,796	$65	2%
Sales and marketing	$544	$485	$59	12%	$1,874	$1,315	$559	43%
General and administrative	$2,331	$1,685	$646	38%	$6,288	$5,671	$617	11%

Engineering and IT. Engineering and IT expense consists primarily of compensation costs, third-party consulting expenses and related overhead costs for engineering and IT personnel and are expensed as they are incurred. Engineering and IT costs for the three months ended September 30, 2020 decreased $0.3 million, or 25%, as compared to the same period in 2019 primarily due to reduced costs related to contractors providing services for direct-to-consumer related projects. Engineering and IT expense for the nine months ended September 30, 2020 remained relatively consistent as compared to the prior year with a 2% increase.

Sales and marketing. Sales and marketing expense consists primarily of compensation costs of business development, program management and marketing personnel, as well as expenses for lead generation and promotional activities, including public relations, website design, advertising and marketing. Sales and marketing costs for the three and nine months ended September 30, 2020 increased $0.1 million, or 12%, and $0.6 million, or 43%, respectively, as compared to the same periods in 2019 primarily due to costs related to marketing campaigns targeted to generate growth opportunities.

General and administrative. General and administrative expense consists primarily of compensation costs and related overhead costs for administrative personnel and professional fees for legal, accounting and other professional services. General and administrative costs for the three and nine months ended September 30, 2020 increased $0.6 million, or 38%, and $0.6 million, or 11%, respectively, as compared to the same periods in 2019 primarily due to one-time costs associated with the transition of our executive team.

INTEREST INCOME AND OTHER, NET

	Three Months Ended September 30,				Nine Months Ended September 30,
In thousands, except percentages	2020	2019	$ Change	% Change	2020	2019	$ Change	% Change
Interest income and other, net	$89	$265	$(176)	(66)%	$346	$817	$(471)	(58)%

Interest income and other, net. Interest income and other, net consists primarily of interest income on our cash, cash equivalents and short-term investments. Interest income and other, net for the three and nine months ended September 30, 2020 decreased $0.2 million, or 66%, and $0.5 million, or 58%, respectively, as compared to the same periods in 2019 primarily due to lower cash and cash equivalents and short-term investments after the $19.1 million cash dividend paid in December 2019, coupled with lower yields on investments.

INCOME TAX PROVISION

	Three Months Ended September 30,				Nine Months Ended September 30,
In thousands, except percentages	2020	2019	$ Change	% Change	2020	2019	$ Change	% Change
Income tax provision	$(13)	$11	$(24)	(218)%	$65	$170	$(105)	(62)%

Income tax provision. For the three and nine months ended September 30, 2020, the income tax provision primarily consisted of foreign taxes.

The Coronavirus Aid, Relief, and Economic Security Act (CARES Act) was enacted on March 27, 2020. It contains several provisions that may have financial statement effects. Key Aspects of the CARES Act include the following:

●
Repealed the 80% taxable income limitation for 2018, 2019 and 2020. It also allows those years to be carried back up to five years
●
Allows corporations to claim 100% of AMT credits in 2019. It also provides for an election to take the entire refundable credit amount in 2018
●
Section 163(j) ATI limit raised from 30% to 50% for businesses
●
Technical corrections to TCJA for Qualified Improvement Property (“QIP”). Designates as 15-year property for depreciation purposes, which makes QIP a category eligible for 100% bonus depreciation

The CARES Act is not expected have a material impact to income taxes in our consolidated financial statements.

LIQUIDITY AND CAPITAL RESOURCES

Total cash, cash equivalents and investments at September 30, 2020 and December 31, 2019 were $29.7 million and $26.4 million, respectively. The increase in cash, cash equivalents and investments was primarily driven by net income for the period and other changes in our working capital accounts.

Operating Activities

Net cash provided by (used in) operating activities was $4.1 million and $(4.7) million for the nine months ended September 30, 2020 and 2019, respectively. Net cash provided by (used in) operating activities primarily consists of the net income for the period, adjusted for non-cash items and changes in operating assets and liabilities. Non-cash items include depreciation, amortization and stock-based compensation expense. The sum of these non-cash items totaled $0.7 million and $0.6 million for the nine months ended September 30, 2020 and 2019, respectively.

Net cash provided by operating activities during the nine months ended September 30, 2020 was the result of a net income of $0.4 million, which was lower primarily due to one-time costs associated with the transition of our executive team during the third quarter of 2020, adjustments for non-cash items of $0.7 million, and decreases in accounts receivable of $2.6 million and in prepaid expenses and other current assets of $0.2 million and an increase in accrued compensation of $0.7 million. These were offset by decreases in accounts payable, accrued liabilities and deferred revenue of $0.5 million.

Net cash used in operating activities during the nine months ended September 30, 2019 was the result of net income of $3.7 million, adjustments for non-cash items of $0.6 million, and decreases in accounts receivable of $1.9 million and prepaid expenses and other current assets of $0.5 million. These were offset by the $10 million payment against the accrued legal settlement and a $1.5 million decrease in accrued compensation and accrued liabilities.

Investing Activities

Net cash provided by investing activities was $2.4 million and $1.7 million for the nine months ended September 30, 2020 and 2019, respectively. For the nine months ended September 30, 2020, net cash provided by investing activities was primarily due to investment maturities of $10.1 million, partially offset by the purchase of marketable securities of $6.8 million and purchases of fixed assets of $0.8 million, primarily related to datacenter equipment. For the nine months ended September 30, 2019, net cash provided by investing activities was primarily due to investment maturities of $24.3 million, partially offset by the purchase of marketable securities for $22.5 million.

Financing Activities

Net cash provided by financing activities was $0.1 million for the nine months ended September 30, 2020 due to proceeds from the purchase of common stock under the ESPP and from the exercise of stock options. Net cash provided by financing activities was $27,000 for the nine months ended September 30, 2019 due to proceeds from the purchase of common stock under the ESPP.

Working Capital and Capital Expenditure Requirements

At September 30, 2020, we had stockholders’ equity of $34.0 million and working capital of $32.8 million. We believe that our existing cash balances will be sufficient to meet our working capital requirements, as well as our planned capital expenditures, for at least the next 12 months.

If we require additional capital resources to grow our business internally or to acquire complementary technologies and businesses at any time in the future, we may seek to sell additional equity or debt securities. The current economic environment, however, could limit our ability to raise capital by issuing new equity or debt securities on acceptable terms, and lenders may be unwilling to lend funds on acceptable terms that would be required to support operations. The sale of additional equity or convertible debt securities could result in dilution to our existing stockholders. The issuance of debt securities would result in increased interest expenses and could impose new restrictive covenants that would limit our operating flexibility.

We plan to continue to make investments in our business during 2020. We believe these investments are essential to creating sustainable growth in our business in the future. Additionally, we may choose to acquire other businesses or complimentary technologies to enhance our product capabilities and such acquisitions would likely require the use of cash.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

In preparing the interim condensed consolidated financial statements, we make estimates, assumptions and judgments that can have a significant impact on net revenue, operating income or loss and net income or loss, as well as on the value of certain assets and liabilities on our condensed consolidated balance sheet. We base our estimates, assumptions and judgments on historical experience and various other factors that we believe to be reasonable under the circumstances. Actual results could differ materially from these estimates under different assumptions or conditions. On a regular basis, we evaluate our estimates, assumptions and judgments, and make changes accordingly. We believe that the estimates, assumptions and judgments involved in the accounting for revenue recognition, fair value measurements, purchase accounting in business combinations, self-insurance accruals, accounting for intangible assets, stock-based compensation and accounting for income taxes have the greatest potential impact on our consolidated financial statements, so we consider these to be our critical accounting policies. For further information on our critical accounting policies and estimates, see Note 1 to our consolidated financial statements on Form 10-K for the year ended December 31, 2019. There have been no significant changes in these critical accounting policies and estimates during the nine months ended September 30, 2020.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As a smaller reporting company, as defined in Rule 12b-2 of the Exchange Act, we are not required to provide the information called for by this Item.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We maintain “disclosure controls and procedures,” as such term is defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”), that are designed to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating our disclosure controls and procedures, management recognized that disclosure controls and procedures, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the disclosure controls and procedures are met. Our disclosure controls and procedures have been designed to meet, and management believes they meet, reasonable assurance standards. Additionally, in designing disclosure controls and procedures, our management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible disclosure controls and procedures. The design of any disclosure controls and procedures also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.

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

Changes in Internal Control over Financial Reporting

There were no changes that occurred during the three months ended September 30, 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

See Note 3 to our unaudited condensed consolidated financial statements contained within this quarterly report on Form 10-Q for a discussion of our legal proceedings.

ITEM 1A. RISK FACTORS

There have been no material changes to the risk factors disclosed in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2019, except for the following:

The COVID-19 pandemic and the remedial measures taken by many countries to combat the pandemic may adversely impact the Company’s business, results of operations, financial condition and stock price.

The full impact of the COVID-19 pandemic on our business is uncertain and impossible to predict, as such impact is largely dependent on the pandemic’s impact upon our customers. This uncertainty makes it challenging for management to estimate the future performance of our businesses, although management believes that our home based employee model provides us with certain advantages over traditional “brick and mortar” competitors in the face of the pandemic.

Given the overall uncertainty and fluidity of the current global pandemic response, the Company may identify additional risk factors going forward which will be provided in the Quarterly Report.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

None.

ITEM 5. OTHER INFORMATION

None.

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

November 5, 2020	SUPPORT.COM, INC.

	By:	/s/ Lance Rosenzweig
Lance Rosenzweig
President and Chief Executive Officer

	By:	/s/ Caroline Rook
Caroline Rook
Chief Financial Officer