Form 10-K
period 2020-12-31
Support.com, Inc.
filed 2021-03-30
CIK 1104855

UNITED STATES
 SECURITIES AND EXCHANGE COMMISSION
 Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2020

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of "large accelerated filer," "accelerated filer," "smaller reporting company," and "emerging growth company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒
		Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

The aggregate market value of the registrant’s common stock held by non-affiliates as of June 30, 2020, the end of the registrant’s second fiscal quarter, was approximately $26.9 million, based on a closing market price of $1.41 per share.

As of March 5, 2021, there were 19,656,591 shares of the registrant’s common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive proxy statement to be filed subsequent to the date hereof with the Securities and Exchange Commission pursuant to Regulation 14A in connection with the registrant’s fiscal year 2021 annual meeting of stockholders are incorporated by reference into Part III of this report. Such definitive proxy statement will be filed with the Commission not later than 120 days after the end of the registrant’s fiscal year ended December 31, 2020.

CAUTIONARY STATEMENT REGARDING FORWARD LOOKING STATEMENTS

This Form 10-K contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, including the following:

●
certain statements, including possible or assumed future results of operations, in “Management’s Discussion and Analysis of Financial Condition and Results of Operations”;
●
any statements regarding the prospects for our business or any of our services;
●
any statements preceded by, followed by or that include the words “may,” “will,” “should,” “seeks,” “believes,” “expects,” “anticipates,” “intends,” “continue,” “estimate,” “plans,” “future,” “targets,” “predicts,” “budgeted,” “projections,” “outlooks,” “attempts,” “is scheduled,” or similar expressions; and
●
other statements regarding matters that are not historical facts.

Our business and results of operations are subject to risks and uncertainties, many of which are beyond our ability to control or predict. Because of these risks and uncertainties, actual results may differ materially from those expressed or implied by forward-looking statements, and investors are cautioned not to place undue reliance on such statements. All forward-looking statements herein speak only as of the date hereof, and we undertake no obligation to update any such forward-looking statements. Important factors that could cause actual results to differ materially from our expectations and may adversely affect our business and results of operations include, but are not limited to, those items set forth in Item 1A. “Risk Factors” appearing in this Form 10-K.

SUPPORT.COM, INC.
FORM 10-K
FOR FISCAL YEAR ENDED DECEMBER 31, 2020

PART I

ITEM 1 – BUSINESS

Business Overview

Support.com, Inc. (“Support.com,” the “Company,” “We” or “Our”) provides customer and technical support solutions delivered by home-based employees. Our homesourcing model, which enables outsourced work to be delivered by people working from home, has been specifically designed for remote work, with attention to security, recruiting, training, delivery, and employee engagement.

Customer Support Solutions

We provide outsourced customer support and cloud-based technology platforms to companies in multiple industry verticals. We serve clients in verticals such as media and communication, healthcare, retail, and technology with omnichannel programs that include voice, chat, and self-service. We meet clients’ needs through our network of home-based employees and cloud-based platforms. With our fully distributed team, we are able to flex staffing levels and skill sets to address client requirements, offering business process continuity. We custom-profile customer support professionals (called “experts”) who meet the requirements for the work-from-home environment and for specific client criteria related to industry experience, and skill set.

Technical Support Programs

We offer technical support programs to our enterprise clients that are sold to the clients’ end customers. These tailored programs can be bundled with complementary services or offered on stand-alone basis as a subscription or one-time purchase.

We also offer a subscription-based tech support service direct-to-consumers and small businesses that helps users solve a wide-range of technology problems with all computers, smartphones, and other connected devices, including device setup, troubleshooting, connectivity or interoperability problems, and malware and virus removal.

End-User Software

Our SUPERAntiSpyware® software is a malware protection and removal software product available for the Windows OS on personal computers and tablets. The software is licensed on an annual basis, and is sold direct to consumers and businesses, or through re-sellers.

Sales and Marketing

Customer Support Solutions

We sell our customer support solutions through a dedicated sales force with a consultative approach. We market these solutions to clients in a number of verticals, including media and communication, healthcare, retail and technology. Our direct sales efforts occur in response to our lead generation program, a request for proposal, a reference from an existing client, or otherwise. The sales cycle varies depending upon the type of client, the type of services, and the existence of an established relationship.

We also license Support.com’s technology platform and/or applications separately from our outsourced customer support services. In such an arrangement, customers receive the right to use our cloud-based software in their own support organization, using a SaaS model under which customers pay us on a per-user or a per-session basis during the term of the arrangement. We also provide implementation services to customers, typically covering integration of our software with other customers’ systems.

Technical Support Programs

We sell tech support subscription services and fully managed technical support programs to clients through our direct sales efforts. Typical clients may include communication providers (MSOs/ISPs), retailers, or OEMs, among others. Our clients may bundle our subscription-based tech support services with existing complementary services or offer them on a stand-alone basis to their end customers. Our tech support subscription services may be offered under the client’s brand (white-labeled) or co-branded.

We also sell our tech support services direct to consumers and small businesses primarily through online marketing channels, including but not limited to search engine optimization (SEO), paid and earned social media, and content marketing.

End-User Software Product

We license SUPERAntiSpyware® directly to clients and through re-sellers or partners. To date, a majority of the end-user software revenue has come through direct sales to clients. A substantial percentage of SUPERAntiSpyware® software revenue arises from customers who download free trial versions of the software or free versions of the software with limited functionality before making a purchase decision.

Engineering and IT

Engineering and IT expense was $3.7 million and $4.1 million for the years ended December 31, 2020 and 2019, respectively.

We maintain dedicated engineering and IT teams to develop, maintain, and continue to improve proprietary, cloud-based technologies that are essential to our business. We focus our investment in engineering and IT across the following major areas: the creation and refinement of our Guided Paths® software and library; solutions for support interaction optimization; endpoint applications and other extensions to gather data to assist support interactions and allow remote support when necessary; business analytics and reporting; open application interfaces; and internal service delivery management tools.

Guided Paths® contains step-by-step self-support guides, with decision points along the way to help customers resolve problems. Our experts also leverage Guided Paths as instructional guides and knowledge base as part of customer support.

The service delivery management tools used by our experts for technology support services include our own Support.com cloud-based software capabilities and other contact center applications such as customer relationship management (“CRM”), ticketing, ordering, methods of payment, and telephony, which are all integrated into applications for our contact center specialists. The tools support all omnichannel services to include voice, email, chat, SMS and self-service.

For business analytics and reporting, we build and maintain a data warehouse that aggregates and restructures data from all of our applications to create a comprehensive view of the service delivery lifecycle, as well as data about the disposition of support interactions. This data set provides visibility into sales conversion effectiveness, service delivery efficiency, service level performance, subscription utilization, partner program performance and many other aspects of running and optimizing our business. Our partners also receive reports and analytic information from the warehouse for their programs on a regular basis via secure data feeds.

Open application interfaces of our Support.com Cloud enable integration with CRM, ticketing systems, and other contact center applications.

Intellectual Property

We own the trademarks SUPPORT.COM®, GUIDED PATHS®, PERSONAL TECHNOLOGY EXPERTS, BUSINESS TECHNOLOGY EXPERTS and NEXUS® in the United States for specified support services and software, and we have registrations and common law rights for several related trademarks in the U.S. and certain other countries. We own the domain name Support.com and additional other domain names. We have a pending trademark registration for Homesourcing™. We also retain exclusive rights to our proprietary services technology, and our end user software products. In addition, we hold non-exclusive rights to sell and distribute certain other software products.

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

With regard to our customer support services, our competitors include large multi-national corporations and smaller, regional providers, and may vary by geography. We compete with in-house customer management operations as well as other companies that provide outsourced customer care including: Concentrix, Teleperformance, Sitel, TaskUs, Alorica and 24-7 Intouch, among others. The principal competitive factors include: technological innovation, operational performance and efficiencies, pricing, brand, and financial stability.

With respect to licensing of our Support.com technology platform and applications, our competitors include companies focused on service desk, knowledge management, remote support and IT process automation. We believe the principal competitive factors in our technology platform and applications include breadth and depth of functionality, including our remote security and employee monitoring features, ease of implementation, overall performance, scalability, pricing, financial resources, and customer support. We believe that our Support.com technology platform and applications offering provides an integrated solution that covers different areas of functionality required by customers.

With respect to partnerships for our technology support services, our competitors include companies focused on premium technology services, certain warranty providers, emerging Internet of Things (“IoT”) technology support providers, global business process outsourcing providers or contact centers focused on technical support and other companies who offer technical support through partners. We believe the principal competitive factors in our services market include: pricing, breadth and depth of service offerings, quality of the customer experience, proprietary technology, time to market, account management, vendor reputation, scale, and financial resources.

With regard to our direct-to-consumer and small and medium-sized business (“SMB”) technical support services, our competitors include device retailers, multiple system operators (MSOs)/internet service providers (ISPs), and smaller privately-held or local companies in the home installation, computer repair, or general tech support space. We believe the principal competitive factors in our premium tech support market include the breadth of service offering, value-based and flexible pricing, and customer experience and service levels.

In the market for our end-user software product, SUPERAntiSpyware®, we face direct competition from other anti-malware software vendors, anti-virus software vendors, operating system providers and other OEMs that may provide similar solutions and function in their products, and from individuals and groups who offer “free” and open source utilities online. We compete in this market on the basis of our value-based pricing.

The competitors in our markets for services and software can have some or all of the following competitive advantages: longer operating histories, greater economies of scale, greater financial resources, greater engineering and technical resources, greater sales and marketing resources, stronger strategic alliances and distribution channels, larger user bases, products with different functions and feature sets, and greater brand recognition than we have. We expect new competitors to continue to enter the markets in which we operate.

For additional information related to competition, see Item 1A, Risk Factors.

Employees

As of December 31, 2020 and 2019, we had 780 and 1,231 employees, respectively. As of December 31, 2020, we had 719 employees based in the United States, of whom 664 were work-from-home agents and 55 were corporate employees, and 61 employees based outside of the United States. In addition to our work-from-home employees, we also use contract labor. None of our employees are covered by collective bargaining agreements.

Securities and Exchange Commission (“SEC”) Filings and Other Available Information

Our telephone number is 650-556-9440 and our website address is www.support.com. The information contained on our website does not form any part of this annual report on Form 10-K. However, we make available, free of charge through our website, our annual reports on Form 10-K, our quarterly reports on Form 10-Q and our current reports on Form 8-K filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934 as soon as reasonably practicable after we electronically file this material with, or furnish it to, the SEC. The reports filed with the SEC by us and by our officers, directors, and significant shareholders are also available for review on the SEC’s website at www.sec.gov. In addition, we make available our Code of Ethics and Business Conduct for Employees, Officers and Directors on: https://www.support.com/about-us/investor-relations/corporate-governance/. This Code is also available in print without charge to any person who requests it emailing us at IR@support.com.

ITEM 1A. – RISK FACTORS

Risks Related to Our Operations, Customers and Strategy

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

Our quarterly results of operations have fluctuated in the past and could do so in the future. Because our results of operations are difficult to predict, you should not rely on quarterly comparisons of our results of operations as an indication of our future performance. Fluctuations in our results of operations may be due to a number of factors, including, but not limited to, those listed below and those identified throughout this “Risk Factors” section:

●
The performance of our partners, including the success of our partners in attracting end users of our products, which can impact the amount of revenue we derive;
●
Change, or reduction in or discontinuance of our programs with clients and partners;
●
Cancellations, rescheduling or deferrals of significant customer products or service programs;
●
Our reliance on a small number of partners for a substantial majority of our revenue;
●
Our ability to successfully license and grow revenue related to our SUPERAntiSpyware® software, Guided Paths®, Support.com Cloud and our service offerings;
●
The timing of our sales to our clients and our partners’ resale of our products to end users and our ability to enter into new sales with partners and renew existing programs with our clients and partners;
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
●
Our ability to adapt to our clients’ needs in a market space defined by frequent technological change;
●
Severe financial hardship or bankruptcy of one or more of our major clients;
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

A substantial portion of our revenue is generated by a limited number of clients. The loss or reduction in business from any of these clients would adversely affect our business and results of operations.

We receive a significant amount of our revenue from a limited number of customers. For the year ended December 31, 2020, two customers accounted for over 80% of our total revenue.

In the past, sales to our largest customers have fluctuated significantly from period to period and year to year and will likely continue to fluctuate in the future. The loss of these or other significant relationships, the change of the terms or terminations of our arrangements with any of these customers, the reduction or discontinuance of programs or billable hours with any of these customers, or the failure of any of these customers to achieve their targets has in the past adversely affected and could in the future adversely affect our business. For example, our partners may decide to shorten our billable hours and use other vendors in the provision of their business and/or may periodically place these types of services out for bid. Our competitors, many of whom have significantly more resources than we do, may offer more favorable bids for the same business compared to what we offer; and as a result, we may lose, or face a decline in the business we do with these significant customers.

We may engage in the acquisition of other companies, investments, joint ventures and strategic alliances outside of our current line of business, which may have an adverse material effect on our existing business.

We may engage in the acquisition of other companies, investments, joint ventures and strategic alliances outside of our current line of business to design and develop new technologies and products, to strengthen competitiveness by scaling up and to expand our existing business line into new regions. Such transactions, especially in new lines of business, inherently involve risk due to the difficulties in integrating operations, technologies, products and personnel. Integration issues are complex, time-consuming and expensive and, without proper planning and implementation, may adversely affect our existing business. Furthermore, we may incur significant acquisition, administrative and other costs in connection with these transactions, including costs related to integration or restructuring of acquired businesses. In addition, we may make investments in companies outside our current line of business in an attempt to broaden our business opportunities. These investments may not provide a return or lead to an increase in our operating results, and we may not obtain the benefits of these investments that we intend to recognize when making them. There can be no assurance that these transactions will be beneficial to our business or financial condition. Even assuming these transactions are beneficial, there can be no assurance that we will be able to successfully integrate the new business lines acquired or achieve all or any of the initial objectives of these transactions.

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

We have a history of losses, we may incur losses in the future and may not sustain profitability in the near term; and as a result, we may need to alter our business plans or change our business strategy.

Although we have recently been profitable in the last two fiscal years, our profitability declined in 2020 compared to 2019. Prior to becoming profitable in 2019, we had a history of losses. Our accumulated deficit as of December 31, 2020 amounted to $208.8 million. We may incur losses in the future and may not be able to sustain our profitability in the near term. As a result, we may elect or may be required to alter our business plans or change our business strategy. Any change to our business plans or strategy will present risks related to our ability to execute on these changes and may require us to make additional investments in our business, all of which could harm our operating results and cause our stock price to decline.

Our stock price is subject to volatility.

Our stock price has experienced substantial price volatility in the past and may continue to do so in the future. Further, our business, the technology industry and the stock market as a whole have experienced extreme stock price and volume fluctuations that have affected stock prices in ways that may have been unrelated to corporate operating performance. For example, in 2020 as a result of macroeconomic conditions and the related impact of Covid-19, the stock market experienced wide fluctuations. In the past year, our stock price has fluctuated from as low as $0.93 per share In March 2020 to a high of $2.57 in February 2021. This significant volatility may continue to occur in the future for reasons that are unrelated to our business or if our business experiences unexpected results. We believe our stock price should reflect expectations of future growth and profitability. If we fail to meet expectations related to future growth, profitability, potential future dividends or share repurchases, or other market expectations, our stock price may decline significantly, which could have a material adverse impact on the confidence of our investors and employee retention.

Our contracts generally do not contain minimum purchase requirements and can generally be terminated by our customers on short notice without penalty.

We enter into written agreements with each client for our services, and we generally seek multi-year terms for such agreements. However, these agreements generally permit our clients to terminate for convenience on relatively short notice. Moreover, these agreements generally allow clients to procure similar services from other vendors, do not penalize our clients for early termination, and do not contain minimum purchase requirements or volume commitments. Accordingly, we face the risk that our clients may cancel or renegotiate contracts we have with them, which may adversely affect our results. If a principal client canceled or did not renew its contract with us, our results would suffer. Clients can generally reduce the volume of services they outsource to us without any penalties, which would have an adverse effect on our revenue, results of operations and overall financial condition.

Our business is based on a relatively new and evolving business model.

We are executing a plan to grow our business by providing customer support services provided by experts who work from their homes, creating a robust, timely and innovative library of Guided Path® self-support tools, licensing our Support.com Cloud application, and providing end-user consumer software products. We may not be able to offer these services and software products successfully. Our customer support experts are generally home-based, which requires a high degree of coordination and quality control of employees working from diverse and remote locations. We expect to invest cash generated from our existing business to support our growth initiatives. Our investments, which typically are made in advance of revenue, may not yield increased revenue to offset these expenses. As a result of these factors, the future revenue and income potential of our business is uncertain. Any evaluation of our business and our prospects must be considered in light of these factors and the risks and uncertainties often encountered by companies in our stage of development. Some of these risks and uncertainties relate to our ability to do the following:

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

Risks Related to COVID-19

The COVID-19 pandemic and the remedial measures taken by many countries to combat the pandemic may adversely impact the Company’s business, results of operations, financial condition and stock price.

The global outbreak of the coronavirus disease 2019 (“COVID-19”) was declared a pandemic by the World Health Organization and a national emergency by the U.S. Government in March 2020. The COVID-19 pandemic has negatively affected the U.S. and global economy, disrupted global supply chains, significantly restricted travel and transportation, resulted in mandated closures and orders to “shelter-in-place,” and created significant disruption of the financial markets. The full extent of the COVID-19 impact on our operational and financial performance will depend on future developments, including the duration and spread of the pandemic and related actions taken by the U.S. government, state and local government officials, and international governments to prevent disease spread, all of which are uncertain, out of our control and cannot be predicted.

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

The continued spread of COVID-19 has also led to disruption and volatility in the global capital markets, which, depending on future developments, could impact our capital resources and liquidity in the future. If we need to raise additional capital to support operations in the future, we may be unable to access capital markets and additional capital may only be available to us on terms that could be significantly detrimental to our existing stockholders and to our business as a result of COVID-19. We are also monitoring the impacts of COVID-19 on the fair value of our assets. While we do not currently anticipate any material impairments on our assets as a result of COVID-19, future changes in expectations for sales, earnings and cash flows related to intangible assets and goodwill below our current projections could cause these assets to be impaired.

Risks related to Regulatory Oversight, Litigation or Compliance with Laws

We have been, are currently and may be in the future the subject of governmental investigations relating to past products and services.

We have been, are currently and may in the future be the subject of governmental investigations relating to our past products and how those products were used by our third-party partners.

These governmental inquiries could harm our reputation with customers and negatively impact our ability to sell to existing customers or attract new customers. In addition to the ongoing costs to respond to these inquiries, we could be required to make additional payments to resolve these or other governmental proceedings that may be brought in the future. In some cases, we may not be the subject of an investigation, but we may be required to expend resources, including time from our management team, to address information requests or to indemnify individual current or former employees who may become involved in governmental proceedings or also be requested to provide information. These historical proceedings, our ongoing matters and any inquiries or proceedings that arise in the future could have a material adverse effect on our operations, financial results and our stock price.

We are a party to a Consent Order with the Federal Trade Commission which imposes ongoing obligations.

On November 6, 2018, we entered into a Stipulation to Entry of Order for Permanent Injunction and Monetary Judgment (the “Consent Order”), with the Federal Trade Commission (“FTC”), resolving a multi-year FTC investigation relating to PC Healthcheck, an obsolete software program that we developed on behalf of a third party for their use with their customers. As part of the Consent Order, we agreed to pay $10 million and to implement certain new procedures and enhance certain existing procedures. Any violation or alleged violation of the terms of the Consent Order could impose additional financial liability in the form of regulatory fines and/or legal fees, as well as harm our reputation with customers or prospective customers and have a material adverse effect on our operations, financial results and our stock price.

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

Under certain circumstances, we have contractual and other legal obligations to indemnify and to incur legal expenses for current and former directors and officers and/or customers. If we are required to make a significant payment under any of our indemnification obligations, including those to our customers and/or on behalf of our former or current employees, could have a material adverse effect on our business and the trading price for our securities. Litigation may be time consuming, expensive, and disruptive to normal business operations, and the outcome of litigation is difficult to predict. The ultimate outcome of litigation could have a material adverse effect on our business and the trading price for our securities. Furthermore, litigation, regardless of the outcome, may result in significant expenditures, diversion of our management’s time and attention from the operation of our business and damage to our reputation or relationship with third parties, which could materially and adversely affect our business, financial condition, results of operations, cash flows and stock price.

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

Our business involves direct sale and licensing of services and software to consumers and SMBs, and we typically include customary indemnification provisions in favor of our partners in our agreements for the distribution of our services and software. As a result, we can be subject to consumer litigation and legal proceedings related to our services and software, including putative class action claims and similar legal actions, including, but not limited to, consumer litigation and legal proceedings. We can also be subject to employee litigation and legal proceedings related to our employment practices attempted on a class or representative basis. Such litigation can be expensive and time-consuming regardless of the merits of any action and could divert management’s attention from our business. The cost of defense can be large as can any settlement or judgment in an action. The outcome of any litigation is uncertain and could significantly impact our financial results. Regardless of outcome, litigation can have an adverse impact on us because of defense costs, negative publicity, diversion of management resources and other factors.

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

Risks related to our Products or Service Offerings

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

Some of our consumer end-user software revenue stream is obtained through advertising placements in certain key online media placements. From time to time a trend or a change in a key advertising placement will impact us, decreasing traffic or significantly increasing the cost or effectiveness of online advertising and therefore compromising our ability to purchase a desired volume and placement of advertisements at profitable rates. If such a change were to continue to occur, on several occasions in the past, we may be unable to attract desired amounts of traffic, our costs for advertising may further increase beyond our forecasts and our software revenues may further decrease. As a result, our operating results would be negatively impacted.

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

The competitive factors in our markets include, amongst others, are product and service quality and availability, responsiveness, experience, technology, equipment quality, reputation for retaining highly skilled agents and price. The competitive environment has intensified as mergers among industry partners have reduced the number of available customers and mergers amongst our competitors have created larger companies for us to compete against. Some of our current and potential competitors have greater resources, longer histories, more customers, and/or greater brand recognition. They may secure better terms from vendors, adopt more aggressive pricing, and devote more resources to technology, infrastructure, fulfillment, and marketing.

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

Risks related to Employees

Our success depends upon our ability to attract, develop and retain highly qualified employees while also controlling our labor costs in a competitive labor market.

Our customers expect a high level of customer support and product knowledge from our employees. To meet the needs and expectations of our customers, we must attract, develop and retain a large number of highly qualified employees while at the same time control labor costs. Our ability to control labor costs is subject to numerous external factors, including prevailing wage rates and health and other insurance costs, as well as the impact of legislation or regulations governing labor relations, minimum wage, or healthcare benefits. An inability to provide wages and/or benefits that are competitive within the markets in which we operate could adversely affect our ability to retain and attract employees. Likewise, changes in market compensation rates may adversely affect our labor costs. In addition, we compete with other retail businesses for many of our employees in hourly positions, and we invest significant resources in training and motivating them to maintain a high level of job satisfaction. These positions have historically had high turnover rates, which can lead to increased training and retention costs, particularly in a competitive labor market. Effective succession planning is also important to our long-term success. Failure to ensure effective transfer of knowledge and smooth transitions involving key employees and executive management could hinder our strategic planning and execution. There is no assurance that we will be able to attract or retain highly qualified employees in the future. As such, our ability to develop and deliver successful products and services may be adversely affected.

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

If we fail to attract, train and manage our consumer support experts in a manner that meets forecast requirements and provides an adequate level of support for our customers, our reputation and financial performance could be harmed.

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

Risks related to Data Security and Technology

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

Costs related to software defects or other errors in our products could have a material adverse effect on us.

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

Risks Related to our Pending Merger with Greenidge

Our proposed merger with Greenidge is subject to a number of conditions beyond our control. Failure to complete the merger within the expected timeframe or at all could materially and adversely affect our future business, results of operations, financial condition and stock price.

On March 19, 2021, we entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Greenidge Generation Holdings, Inc., a Delaware corporation (“Greenidge”) and GGH Merger Sub, Inc., a Delaware corporation and a wholly owned subsidiary of Greenidge (“Merger Sub”).  The Merger Agreement provides, subject to the terms of the Merger Agreement, for the merger of Merger Sub with and into the Company (the “Merger”), with the Company surviving the Merger as a wholly owned subsidiary of Greenidge.  At the time the Merger is consummated, all outstanding shares of the Company’s common stock and all outstanding restricted stock units and options to purchase shares of the Company’s common stock will be cancelled and converted into the right to receive shares of Class A Common Stock of Greenidge (the “Greenidge Common Stock”). Please refer to the Form 8K filed on March 22, 2021 for further information.

The consummation of the Merger is subject to certain conditions, a number of which are beyond our control. These conditions that must be satisfied or waived include, without limitation, (i) the adoption of the Merger Agreement by a majority of the holders of the outstanding shares of Company’s common stock entitled to vote at a special stockholder meeting, (ii) no law or order enjoining or making illegal the consummation of the Merger being in effect, (iii) the receipt of all approvals and consents from any applicable governmental authority that are necessary for the consummation of the Merger, and the other transactions contemplated by the Merger Agreement and the Ancillary Agreements (as defined in the Merger Agreement), (iv) the effectiveness of a registration statement on Form S-4 to register the Greenidge Common Stock received pursuant to the Merger (the “Issued Stock”), (v) the listing of the Issued Stock on the Nasdaq Global Select Market or Nasdaq Capital Market, (vi) a requirement that we have at least $28,000,000 in unrestricted cash, cash equivalents, marketable securities and short-term investments, net of unpaid transaction expenses, as of the closing of the Merger and (vii) other conditions set forth in the Merger Agreement.

We cannot predict whether and when these conditions will be satisfied. If one or more of these conditions is not satisfied, and as a result, we do not complete the Merger, or in the event the proposed Merger is not completed or is delayed for any other reason, our business, results of operations, financial condition and stock price may be harmed because:

         ●
management's and our employees' attention may be diverted from our day-to-day operations as they focus on matters related to preparing for integration of our operations with those of Greenidge.
         ●
we could potentially lose customers, new customer contracts could be delayed or decreased and we may have difficulty hiring and retaining employees;
         ●
we could potentially lose key employees if such employees experience uncertainty about their future roles with us and decide to pursue other opportunities in light of the proposed Merger;
         ●
we have agreed to restrictions in the Merger Agreement that limit how we conduct our business prior to the consummation of the Merger, including, among other things, restrictions on our ability to make certain investments and acquisitions, sell, transfer or dispose of our assets, amend our organizational documents and incur indebtedness. These restrictions may not be in our best interests as an independent company, and may disrupt or otherwise adversely affect our business and our relationships with our customers, prevent us from pursuing otherwise attractive business opportunities, limit our ability to respond effectively to competitive pressures, industry developments and future opportunities, and otherwise harm our business, financial results and operations;
         ●
we have incurred and expect to continue to incur expenses related to the Merger, such as legal financial advisory and accounting fees, and other expenses that are payable by us whether or not the proposed Merger is completed;
         ●
we may be required to pay a termination fee to Greenidge if the Merger Agreement is terminated under certain circumstances, which would negatively affect our financial results and liquidity;
         ●
activities related to the Merger and related uncertainties may lead to a loss of revenue and market position that we may not be able to regain if the proposed Merger does not occur; and
         ●
the failure to, or delays in, consummating the Merger may result in a negative impression of us with customers, potential customers or the investment community.

The occurrence of these or other events individually or in combination could have a material adverse effect on our business, results of operations, financial condition and stock price.

In addition, our stock price may fluctuate significantly based on announcements by us, Greenidge or other third parties regarding the proposed Merger.

The Merger Agreement contains provisions that could discourage a potential competing acquiror.

The Merger Agreement contains “no-shop” restrictions on the Company’s ability to solicit, initiate or knowingly encourage third party proposals relating to alternative transactions or to provide information to, or engage in discussions with, a third party in relation to an alternative transaction, subject to certain exceptions to permit our Board of Directors to comply with its fiduciary duties. Before our Board Directors may change its recommendation to stockholders to adopt the Merger or terminate the Merger Agreement to accept a Superior Offer (as defined in the Merger Agreement), the Company must, among other things, provide Greenidge with four (4) business days’ notice and, if requested by Greenidge, engage in good faith negotiations with Greenidge to consider certain adjustments to the Merger Agreement so that the alternative acquisition proposal ceases to constitute a Superior Offer. Upon the termination of the Merger Agreement, including in connection with a Superior Offer, we may be required to pay $3.5 million as a termination fee.

These provisions could discourage a potential third party acquiror from considering or proposing an acquisition transaction, even if it were prepared to pay a higher per share price than what would be received in the Merger. These provisions might also result in a potential third party acquiror proposing to pay a lower price per share to our stockholders than it might otherwise have proposed to pay because of the added expense of the $3.5 million termination fee that may become payable.

If the Merger Agreement is terminated and we determine to seek another business combination, we may not be able to negotiate a transaction with another party on terms comparable to, or better than, the terms of the Merger Agreement.

Our executive officers and directors have interests in the Merger that may be different from, or in addition to, the interests of our stockholders generally.

Our executive officers and members of our Board of Directors may be deemed to have interests in the Merger that may be different from or in addition to those of our stockholders, generally. These interests may create potential conflicts of interest. Our Board of Directors was aware of these potentially differing interests and considered them, among other matters, in evaluating and negotiating the Merger Agreement and in reaching its decision to approve the Merger Agreement and the transactions thereunder. These interests relate to or arise from, among other things:

         ●
the consideration to be received in respect of options to purchase shares of Company Common Stock and restricted stock unit awards held by our executive officers and members of our Board of Directors;
         ●
the receipt of certain payments and benefits to which certain executive officers may become entitled pursuant to such executive officers’ respective employment agreements and in connection with the completion of the Merger; and
         ●
the right to continued indemnification and insurance coverage for our directors and executive officers following the completion of the Merger.

We could become subject to lawsuits, including class actions, relating to the Merger, which could materially adversely affect our business, financial condition and operating results.

We, our directors and officers, Greenidge and Merger Sub could become subject to lawsuits, including class actions, brought by shareholders relating to the Merger.  Such litigation is very common in connection with acquisitions of public companies, regardless of any merits related to the underlying acquisition. While we intend to defend against any actions vigorously, the costs of the defense of such lawsuits and other effects of such litigation could have an adverse effect on our business, financial condition and operating results.

One of the conditions to consummating the Merger is that no law or order issued by any governmental entity of competent jurisdiction enjoining or making illegal the consummation of the Merger is in effect.  Consequently, if any of the plaintiffs in any such lawsuit is successful in obtaining an injunction preventing the parties from consummating the Merger, such injunction may prevent the Merger from being completed in the expected timeframe, or at all.

We have obligations under certain circumstances to hold harmless and indemnify our directors and officers against judgments, fines, settlements and expenses related to claims against such directors and officers and otherwise to the fullest extent permitted under Delaware law and our bylaws and certificate of incorporation. Such obligations may apply to the current lawsuits and any other potential litigation. However, an unfavorable outcome in any lawsuit related to the Merger could prevent or delay the consummation of the Merger and result in substantial costs to us.

We will incur significant costs in connection with the Merger, whether or not it is consummated.

We will incur substantial expenses related to the Merger, whether or not it is completed. Payment of these expenses by us as a standalone entity would adversely affect our operating results and financial condition and would likely adversely affect our stock price.

General business risks

Our indemnification obligations and limitations of our director and officer liability insurance may have a material adverse effect on our financial condition, results of operations and cash flows.

Under Delaware law, our Restated Certificate of Incorporation and Amended and Restated Bylaws and indemnification agreements to which we are a party, we have an obligation to indemnify, or we have otherwise agreed to indemnify, certain of our current and former directors, officers and/or employees with respect to past, current and future investigations and litigation. For example, we have incurred indemnification expenses in connection with the FTC investigation completed in March 2019. In such instances, we are required to, or we have otherwise agreed to, advance, and have advanced, legal fees and related expenses to certain of our current and former directors, officers and employees, and expect to continue to do so while these matters are pending. Indemnification obligations may not be “covered matters” under our directors’ and officers’ liability insurance, or there may be insufficient coverage available. Further, in the event the directors and officers are ultimately determined not to be entitled to indemnification, we may not be able to recover any amounts we previously advanced to them. We cannot provide any assurances that future indemnification claims, including the cost of fees, penalties or other expenses, will not exceed the limits of our insurance policies, that such claims are covered by the terms of our insurance policies or that our insurance carrier will be able to cover our claims. Additionally, to the extent there is coverage of these claims, the insurers also may seek to deny or limit coverage in some or all of these matters. Furthermore, the insurers could become insolvent and unable to fulfill their obligation to defend, pay or reimburse us for insured claims. Accordingly, we cannot be sure that claims will not arise that are in excess of the limits of our insurance or that are not covered by the terms of our insurance policy. Due to these coverage limitations, we may incur significant unreimbursed costs to satisfy our indemnification obligations, which may have a material adverse effect on our financial condition, results of operations or cash flows.

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

We have federal net operating loss (NOL) carryforwards that are available to offset future taxable income. We may recognize additional NOLs in the future. Section 382 of the Internal Revenue Code of 1986, as amended (the Code) imposes an annual limitation on the amount of taxable income that may be offset by a corporation's NOLs if the corporation experiences an “ownership change” as defined in Section 382 of the Code. An ownership change occurs when our “five-percent shareholders” (as defined in Section 382 of the Code) collectively increase their ownership in the Company by more than 50 percentage points (by value) over a rolling three-year period. Additionally, various states have similar limitations on the use of state NOLs following an ownership change.

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

ITEM 1B. – UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 2 – PROPERTIES

Administrative and engineering activities were conducted in Sunnyvale, California. On March 23, 2018, we entered into a two-year lease agreement with an effective date of April 1, 2018 for our Sunnyvale office facility, covering approximately 6,283 square feet with the monthly rent of $15,000. During 2020, we extended the lease, which is now scheduled to expire on March 31, 2021. We do not expect to extend the Sunnyvale lease.

We lease office facilities in Eugene, Oregon for which the lease agreement is scheduled to expire on December 31, 2021.

We lease office facilities in Louisville, Colorado for which the lease agreement is scheduled to expire on April 30, 2021.

In addition, we lease office space in Mandaluyong, Philippines for which the lease agreement is scheduled to expire on May 15, 2021.

ITEM 3 – LEGAL PROCEEDINGS

See Note 3 of the notes to the consolidated financial statements contained within this annual report on Form 10-K for a discussion of our legal proceedings.

ITEM 4 – MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5 – MARKET FOR THE REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASE OF EQUITY SECURITIES

Market Information

The principal U.S. trading market for our common stock is the Nasdaq Capital Market. Our common stock is traded under the symbol "SPRT."

Holders

As of December 31, 2020, there were 81 stockholders of record of our common stock (not including beneficial holders of stock held in street name).

Dividends

Historically, we have not declared or paid any cash dividends on our capital stock. As a part of the board of directors’ ongoing capital allocation review, on December 6, 2019, the board of directors authorized and declared a special cash distribution of $1.00 per share on each outstanding share of our common stock. The record date for this distribution was December 17, 2019 and the payment date was December 26, 2019. Accordingly, we paid $19.1 million to stockholders on December 26, 2019. No dividends were declared or paid during the year ended December 31, 2020.

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

ITEM 6 – SELECTED FINANCIAL DATA

As a “smaller reporting company,” as defined in Rule 12b-2 of the Exchange Act, we are not required to provide the information called for by this Item.

ITEM 7 – MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion of our financial condition and results of operations should be read in conjunction with our consolidated financial statements and the related notes included elsewhere in this Form 10-K. The following discussion includes forward-looking statements. Please see the section entitled “Risk Factors” in Item 1A of this Form 10-K for important information to consider when evaluating these statements.

Overview

We provide customer and technical support solutions delivered primarily solely through our home-based employee model. Our cloud-based technology platform is designed to deliver scalable and flexible solutions from a global, home-based workforce. With this ExpertAnywhere delivery capability, we meet client needs through a network of on-demand, custom-profiled experts.

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

Results of Operations

The following table presents certain consolidated statements of operations data for the periods indicated as a percentage of total revenue:

	Years Ended December 31,
	2020	2019
Revenue:
Services	95.9%	94.0%
Software and other	4.1	6.0
Total revenue	100.0	100.0

Cost of revenue:
Cost of services	65.4	73.8
Cost of software and other	0.5	0.2
Total cost of revenue	65.9	74.0
Gross profit	34.1	26.0

Operating expenses:
Engineering and IT	8.3	6.5
Sales and marketing	5.4	2.8
General and administrative	20.2	12.1
Total operating expenses	33.9	21.4

Income from operations	0.1	4.6
Interest and other income, net	1.1	1.7
Income from operations, before income taxes	1.2	6.3
Income tax provision	0.2	0.2
Net income	1.0%	6.1%

Years Ended December 31, 2020 and 2019:

Revenue

	Years Ended December 31,
In thousands, except percentages	2020	2019	$ Change	% Change
Services	$42,079	$59,545	$(17,466)	(29.3)%
Software and other	1,785	3,788	(2,003)	(52.9)
Total revenue	$43,864	$63,333	$(19,469)	(30.7)%

Services. Services revenue consists primarily of fees for customer support services generated from our partners. We provide these services remotely, generally using service delivery personnel who utilize our proprietary technology or client systems as specified by the client to deliver the services. Services revenue is also comprised of licensing of our Support.com Cloud applications. Services revenue for the year ended December 31, 2020 decreased by $17.5 million, or 29.3%, from the same period in 2019. These decreases were primarily due to a decline in one line of business from one of our major customers due to a realignment of the customer’s needs, which concluded in the second quarter of 2020. We intend to shift our focus from the direct-to-consumer market to the enterprise business market, and from primarily U.S. based delivery capabilities to global delivery capabilities. As with any market that is undergoing shifts, growth opportunities in our services programs are difficult to predict, but we are focused on delivering growth through these new strategic initiatives.

Software and other. Software and other revenue is comprised primarily of fees for end-user software products provided through direct customer downloads, and, to a lesser extent, through the sale of these software products via partners. Software and other revenue for the year ended December 31, 2020 decreased by $2.0 million, or 52.9%, from the same period in 2019 primarily due to the cancellation of a significant customer agreement.

Revenue Mix

The components of revenue, expressed as a percentage of total revenue were:

	Years Ended December 31,
	2020	2019
Services	95.9%	94.0%
Software and other	4.1	6.0
Total revenue	100.0%	100.0%

For the years ended December 31, 2020 and 2019, our two largest customers accounted for 87% and 88% of our total revenue, respectively. No other customers accounted for 10% or more of our total revenue in any year presented. Revenue from customers outside the United States was immaterial during the years ended December 31, 2020 and 2019.

Cost of Revenue

	Years Ended December 31,
In thousands, except percentages	2020	2019	$ Change	% Change
Cost of services	$28,697	$46,714	$(18,017)	(38.6)%
Cost of software and other	224	151	73	48.3
Total cost of revenue	$28,921	$46,865	$(17,944)	(38.3)%

Cost of services. Cost of services consists primarily of compensation costs and contractor expenses for people providing services, technology and telecommunication expenses related to the delivery of services and other personnel-related expenses in service delivery. The decrease of $18.0 million, or 38.6%, in cost of services for the year ended December 31, 2020 compared to the same period in 2019 was primarily due to lower personnel expenses due to a decrease in headcount as a result of the decreased business from one of our major customers, partially offset by one-time costs associated with the transition of our executive team and other transition related costs.

Cost of software and other. Cost of software and other consists primarily of third-party royalty fees for our end-user software products. Certain of these products were developed using third-party research and development resources, and the third party receives royalty payments on sales of products it developed.

Operating expenses

	Years Ended December 31,
In thousands, except percentages	2020	2019	$ Change	% Change
Engineering and IT	$3,655	$4,078	$(423)	(10.4)%
Sales and marketing	2,362	1,760	602	34.2
General and administrative	8,874	7,679	1,195	15.6
Total operating expenses	$14,891	$13,517	$1,374	10.2%

Engineering and IT. Engineering and IT expense consists primarily of compensation costs, third-party consulting expenses and related overhead costs for engineering and IT personnel and are expensed as they are incurred. Engineering and IT costs for the year ended December 31, 2020 decreased $0.4 million, or 10.4%, as compared to the same period in 2019 primarily due to reduced costs related to contractors providing services for direct-to-consumer related projects.

Sales and marketing. Sales and marketing expense consists primarily of compensation costs of business development, program management and marketing personnel, as well as expenses for lead generation and promotional activities, including public relations, website design, advertising and marketing. Sales and marketing costs for the year ended December 31, 2020 increased $0.6 million, or 34.2%, as compared to the same period in 2019 primarily due to costs related to marketing campaigns targeted to generate growth opportunities as well as one-time costs associated with the transition of our executive team and other transition related costs.

General and administrative. General and administrative expense consists primarily of compensation costs and related overhead costs for administrative personnel and professional fees for legal, accounting and other professional services. General and administrative costs for year ended December 31, 2020 increased $1.2 million, or 15.6%, as compared to the same period in 2019 primarily due to higher headcount related costs as well as one-time costs associated with the transition of our executive team and other transition related costs. Additionally, our indefinite-lived intangible asset was fully impaired during 2020.

Interest income and other, net

	Years Ended December 31,
In thousands, except percentages	2020	2019	$ Change	% Change
Interest income and other, net	$496	$1,049	$(553)	(52.7)%

Interest income and other, net. Interest income and other, net consists primarily of interest income on our cash, cash equivalents and short-term investments. Interest income and other, net for the year ended December 31, 2020 decreased $0.6 million, or 52.7%, as compared to the same period in 2019 primarily due to lower cash and cash equivalents and short-term investments after the $19.1 million cash dividend paid in December 2019, coupled with lower yields on investments.

Income tax provision

	Years Ended December 31,
In thousands, except percentages	2020	2019	$ Change	% Change
Income tax provision	$102	$154	$(52)	(33.8)%

Income tax provision. The income tax provision is comprised of estimates of current taxes due in domestic and foreign jurisdictions and changes in deferred tax balances. For the year ended December 31, 2020, the income tax provision consisted of a $93,000 provision for foreign taxes and a $9,000 provision for state income tax. For the year ended December 31, 2019, the income tax provision consisted of a $138,000 provision for foreign taxes and a $16,000 provision for state income tax.

Liquidity and Capital Resources

Total cash, cash equivalents and short-term investments at December 31, 2020 and 2019 was $30.0 million and $26.4 million, respectively. Cash equivalents and short-term investments are comprised of money market funds, certificates of deposit, corporate notes and bonds, and U.S. government agency securities. Certain amounts of our foreign subsidiary cash may be subject to taxes or other restrictions if we repatriate the cash to the United States. We have certain contractual operating leases and uncertain tax positions, including interest and penalties, which create contractual obligations.

Operating Activities

During the year ended December 31, 2020, our net cash provided by operating activities was $4.3 million as a result of net income, non-cash adjustments of $1.3 million, and a decrease in accounts receivable, partially offset by a decrease in deferred revenue.

During the year ended December 31, 2019, our net cash used in operating activities was $4.1 million as a result of decreases in accrued legal settlement and accrued compensation, partially offset by net income, non-cash adjustments of $0.7 million and decreases in accounts receivable and prepaid expenses and other current assets.

Investing Activities

During the year ended December 31, 2020, our net cash used in investing activities was $1.1 million as a result of maturities of investments, purchases of investments and purchases of property and equipment.

During the year ended December 31, 2019, our net cash provided by investing activities was $8.0 million as a result of sales and maturities of investments, purchases of investments and purchases of property and equipment.

Financing Activities

During the year ended December 31, 2020, our net cash provided by financing activities was $0.2 million, as a result of proceeds from the issuance of common stock under employee stock purchase plan and from the exercise of stock options.

During the year ended December 31, 2019, our net cash used in financing activities was $19.0 million, as a result of a dividend payment and proceeds from the issuance of common stock under employee stock purchase plans.

Working Capital and Capital Expenditure Requirements

At December 31, 2020, we had stockholders’ equity of $34.4 million and working capital of $33.7 million. We believe that our cash and cash equivalents balances and our ongoing cash flow from operations will be sufficient to satisfy our cash requirements for at least the next 12 months.

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

Critical Accounting Policies and Estimates

In preparing our consolidated financial statements in conformity with accounting principles generally accepted in the United States, management must undertake decisions that impact the reported amounts and related disclosures. Such decisions include the selection of the appropriate accounting principles to be applied and assumptions upon which accounting estimates are based. Management applies its best judgment based on its understanding and analysis of the relevant circumstances to reach these decisions. By their nature, these judgments are subject to an inherent degree of uncertainty. Accordingly, actual results may vary significantly from the estimates we have applied.

Please refer to Note 1 of the notes to the consolidated financial statements in our Form 10-K for the year ended December 31, 2020 for a complete description of our critical accounting policies and estimates.

ITEM 7A – QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As a “smaller reporting company,” as defined in Rule 12b-2 of the Exchange Act, we are not required to provide the information called for by this Item.

ITEM 8 – FINANCIAL STATEMENTS AND SUPPLEMENTAL DATA

SUPPORT.COM, INC.

Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors of Support.com, Inc.

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Support.com, Inc. (the “Company”) as of December 31, 2020 and 2019, the related consolidated statements of operations, comprehensive income, stockholders' equity, and cash flows for each of the years in the two year period ended December 31, 2020, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2020 and 2019, and the results of its operations and its cash flows for each of the years in the two-year period ended December 31, 2020, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

The Company's management is responsible for these financial statements. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

Emphasis of Matter - Subsequent Event

As discussed in Note 9 to the financial statements, on March 19, 2021 the Company and Greenidge Generation Holdings, Inc. (Greenidge) entered into an agreement and plan of merger which will result in Greenidge acquiring the Company.

Critical Audit Matter

The critical audit matter communicated below is a matter arising from the current period audit of the financial statements that were communicated to the audit committee and that (1) relates to accounts of disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communication the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Income Taxes - Refer to Notes 1 and 7 to the financial statements

The Company's net deferred tax liability and uncertain tax position liability were $443,000 and $111,000, respectively, as of December 31, 2020 and the related total income tax expense was $102,000 for the year ended December 31, 2020. Deferred tax assets and liabilities are recognized for the future expected tax consequences of temporary differences between income tax and financial reporting and principally relate to differences in the tax basis of assets and liabilities and their reported amounts, using enacted tax rates in effect for the year in which differences are expected to reverse. Filing positions in all of the federal, state and foreign jurisdictions where the Company is required to file income tax returns are analyzed by the Company, as well as all open tax years in these jurisdictions, to determine whether the positions will be more likely than not be sustained by the applicable tax authority. Tax positions not deemed to meet the more-likely-than-not threshold are not recorded as a tax benefit or expense in the current year.

We identified income taxes and uncertain tax positions as a critical audit matter due to the multiple jurisdictions in which the Company operates including foreign jurisdictions and the complexity of tax laws and regulations. Performing audit procedures and evaluating audit evidence obtained related to these considerations required a high degree of judgement and effort.

How the Critical Audit Matter Was Addressed in the Audit

Our audit procedures performed to address this critical audit matter included the following, among others:

    ●
 We obtained an understanding of management's process to identify and evaluate tax obligations and uncertain tax positions and evaluated the design of key controls used by management therein.
    ●
 We evaluated the completeness and accuracy of deferred income taxes and the income tax provision by agreement to material tax filings.
    ●
 We assessed the reasonableness of the key judgements and estimates inherent in management's assessment of their tax obligation and uncertain tax positions, including analysis over forecasts and tax elections.
    ●
 We involved our tax specialists with our evaluation of management's judgements related to recognition of current and deferred income taxes and identified uncertain tax positions by analyzing the related tax law, statutes, and regulations and their application to the company's positions.
    ●
 We evaluated the adequacy of the Company's disclosure in Notes 1 and 7 in relation to the income taxes.

/s/ Plante & Moran, PLLC

We have served as the Company's auditor since 2017.

Denver, Colorado

March 30, 2021

SUPPORT.COM, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands except per share amount)

	December 31,
	2020	2019
ASSETS
Current assets:
Cash and cash equivalents	$13,526	$10,087
Short-term investments	16,441	16,327
Accounts receivable, net	6,975	9,398
Prepaid expenses and other current assets	670	728
Total current assets	37,612	36,540

Property and equipment, net	1,115	533
Intangible assets	—	250
Right of use assets, net	61	68
Other assets	478	649

TOTAL ASSETS	$39,266	$38,040

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$366	$277
Accrued compensation	1,735	1,610
Other accrued liabilities	879	940
Short-term lease liability	58	61
Short-term deferred revenue	881	1,193
Total current liabilities	3,919	4,081
Other long-term liabilities	911	792
Total liabilities	4,830	4,873
Commitments and contingencies (Note 3)
Stockholders’ equity:
Common stock; par value $0.0001, 50,000 shares authorized; 19,973 issued and 19,490 outstanding at December 31, 2020 and 19,537 issued and 19,054 outstanding at December 31, 2019	2	2
Additional paid-in capital	250,954	250,092
Treasury stock, at cost (483 shares at December 31, 2020 and 2019)	(5,297)	(5,297)
Accumulated other comprehensive loss	(2,419)	(2,380)
Accumulated deficit	(208,804)	(209,250)
Total stockholders’ equity	34,436	33,167

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$39,266	$38,040

See accompanying notes.

SUPPORT.COM, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands except per share amounts)

	Years Ended December 31,
	2020	2019
Revenue:
Services	$42,079	$59,545
Software and other	1,785	3,788
Total revenue	43,864	63,333

Cost of revenue:
Cost of services	28,697	46,714
Cost of software and other	224	151
Total cost of revenue	28,921	46,865
Gross profit	14,943	16,468

Operating expenses:
Engineering and IT	3,655	4,078
Sales and marketing	2,362	1,760
General and administrative	8,874	7,679
Total operating expenses	14,891	13,517
Income from operations	52	2,951
Interest income and other, net	496	1,049
Income before income taxes	548	4,000
Income tax provision	102	154
Net income	$446	$3,846

Net income per share – basic and diluted	$0.02	$0.20

Weighted average common shares outstanding – basic	19,192	18,977
Weighted average common shares outstanding – diluted	19,369	19,026

See accompanying notes.

SUPPORT.COM, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in thousands)

	Years Ended December 31,
	2020	2019

Net income	$446	$3,846

Other comprehensive income (loss): Foreign currency translation adjustment	(44)	49
Net unrealized gain on investments	5	78
Other comprehensive income (loss)	(39)	127

Comprehensive income	$407	$3,973

See accompanying notes.

SUPPORT.COM, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(in thousands)

	Common Stock
	Shares	Amount	Additional Paid-In Capital	Treasury Stock	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders’ Equity
Balances at December 31, 2018	18,955	$2	$268,794	$(5,297)	$(2,507)	$(213,096)	$47,896
Net income	—	—	—	—	—	3,846	3,846
Dividend payout	—	—	(19,054)	—	—	—	(19,054)
Other comprehensive loss	—	—	—	—	127	—	127
Issuance of common stock upon exercise of stock options & RSU releases	73	—	—	—	—	—	—
Issuance of common stock under employee stock purchase plan	26	—	48	—	—	—	48
Stock-based compensation expense	—	—	304	—	—	—	304
Balances at December 31, 2019	19,054	$2	$250,092	$(5,297)	$(2,380)	$(209,250)	$33,167
Net income	—	—	—	—	—	446	446
Other comprehensive loss	—	—	—	—	(39)	—	(39)
Issuance of common stock upon exercise of stock options & RSU releases	392	—	191	—	—	—	191
Issuance of common stock under employee stock purchase plan	44	—	37	—	—	—	37
Stock-based compensation expense	—	—	634	—	—	—	634
Balances at December 31, 2020	19,490	$2	$250,954	$(5,297)	$(2,419)	$(208,804)	$34,436

See accompanying notes.

SUPPORT.COM, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Years Ended December 31,
	2020	2019
Operating Activities:
Net income	$$446	$$3,846
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation	314	294
Amortization of premiums and discounts on investments	65	83
Stock-based compensation	634	304
Impairment of intangible asset	250	—
Changes in assets and liabilities:
Accounts receivable, net	2,423	2,893
Prepaid expenses and other current assets	41	282
Other long-term assets	142	40
Accounts payable	87	(92)
Accrued compensation	120	(1,804)
Accrued legal settlement	—	(10,000)
Other accrued liabilities	(46)	26
Other long-term liabilities	104	18
Deferred revenue	(312)	58
Net cash provided by (used in) operating activities	4,268	(4,052)

Investing Activities:
Purchases of property and equipment	(896)	(124)
Disposal of property and equipment	—	3
Purchase of investments	(13,375)	(34,898)
Proceeds from sale of investments	—	9,766
Maturities of investments	13,200	33,267
Net cash provided by (used in) investing activities	(1,071)	8,014

Financing Activities:
Payment of dividend	—	(19,054)
Proceeds from exercise of stock options	191	—
Proceeds from employee stock purchase plan	37	48
Net cash provided by (used in) financing activities	228	(19,006)
Effect of exchange rate changes on cash and cash equivalents	14	(51)
Net increase (decrease) in cash and cash equivalents	3,439	(15,095)
Cash and cash equivalents at beginning of year	10,087	25,182
Cash and cash equivalents at end of year	$13,526	$10,087

Supplemental disclosure of cash flow information:
Cash paid for income tax	$135	$98

See accompanying notes.

SUPPORT.COM, INC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1. Organization and Summary of Significant Accounting Policies

Nature of Operations

Support.com, Inc. (“Support.com,” “the Company,” “We” or “Our”) was incorporated in the state of Delaware on December 3, 1997. Our common stock trades on the Nasdaq Capital Market under the symbol “SPRT.”

We provide customer and technical support solutions delivered by home-based employees. Our homesourcing model, which enables outsourced work to be delivered by people working from home, has been specifically designed for remote work and optimized for security, recruiting, training, delivery and employee engagement.

We provide outsourced customer care and cloud-based technology platforms to companies in multiple industry verticals, helping them strengthen customer relationships and brand loyalty, increase revenue, and reduce costs. We serve clients in verticals such as healthcare, retail, communication services, and technology with omnichannel programs that include voice, chat, and self-service. We meet client needs through our scalable, global network of home-based employees and secure, proprietary, cloud-based platforms. With our fully distributed team, we are able to flex staffing levels and skill sets to address client requirements, offering business process continuity. We custom-profile customer care professionals (called “experts”) who meet the requirements for the work-from-home environment and for specific client criteria related to industry experience, skill set, etc.

We offer fully-managed premium technical support programs to our enterprise clients that are upsold to the clients’ end customers. These tailored programs can be bundled with complementary services or offered on a stand-alone basis as a subscription or one-time purchase. These tech support programs help clients drive incremental revenue, reduce costs, and increase customer satisfaction.

Basis of Presentation

The consolidated financial statements include the accounts of Support.com and its wholly-owned foreign subsidiaries. All intercompany transactions and balances have been eliminated.

Impact of Disease Outbreak

On March 11, 2020, the World Health Organization declared the outbreak of a respiratory disease caused by a new coronavirus as a “pandemic.” First identified in late 2019 and known now as COVID-19, the outbreak has impacted millions of individuals worldwide. In response, many countries have implemented measures to combat the outbreak which have impacted global business operations. During 2020 and as of the financial statement date of issuance, our operations have not been significantly impacted; however, we continue to monitor the situation. With respect to the pandemic, no impairments were recorded as of the balance sheet date as no triggering events or changes in circumstances had occurred as of December 31, 2020; however, due to significant uncertainty surrounding the situation, management's judgment regarding this could change in the future. In addition, while our results of operations, cash flows and financial condition have not been significantly impacted to date, they could be negatively impacted in the future. The extent of the impact, if any, cannot be reasonably estimated at this time.

Foreign Currency Translation

The functional currency of our foreign subsidiaries is generally the local currency. Assets and liabilities of our wholly owned foreign subsidiaries are translated from their respective functional currencies at exchange rates in effect at the balance sheet date, and revenues and expenses are translated at average exchange rates prevailing during the year. Any material resulting translation adjustments are reflected as a separate component of stockholders’ equity in accumulated other comprehensive income. Realized foreign currency transaction gains (losses) were not material during the years ended December 31, 2020 and 2019.

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

Concentrations of Credit Risk

Financial instruments that potentially subject us to concentrations of credit risk consist principally of cash equivalents, investments and trade accounts receivable. Periodically throughout the year, we have maintained balances in various operating accounts in excess of federally insured limits. Our investment portfolio consists of investment grade securities. Except for obligations of the United States government and securities issued by agencies of the United States government, we diversify our investments by limiting our holdings with any individual issuer. We are exposed to credit risks in the event of default by the issuers to the extent of the amount recorded on the consolidated balance sheets. The credit risk in our trade accounts receivable is substantially mitigated by our evaluation of the customers’ financial conditions at the time we enter into business and reasonably short payment terms.

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

Our cash equivalents and short-term investments are classified as investments and are reported at fair value with unrealized gains/losses included in accumulated other comprehensive loss within stockholders’ equity on the consolidated balance sheets and in the consolidated statements of comprehensive income. We view this investment portfolio as available for use in our current operations, and therefore we present our marketable securities as short-term assets.

We monitor our investments for impairment on a quarterly basis and determine whether a decline in fair value is other-than-temporary by considering factors such as current economic and market conditions, the credit rating of the security’s issuer, the length of time an investment’s fair value has been below our carrying value, our intent to sell the security and our belief that we will not be required to sell the security before the recovery of its amortized cost. If an investment’s decline in fair value is deemed to be other-than-temporary, we reduce its carrying value to its estimated fair value, as determined based on quoted market prices or liquidation values. Declines in value judged to be other-than-temporary, if any, are recorded in operations as incurred. At December 31, 2020, we evaluated unrealized losses on security investments and determined them to be temporary. We currently do not intend to sell securities with unrealized losses, and we concluded that we will not be required to sell these securities before the recovery of their amortized cost basis.

At December 31, 2020 and 2019, the estimated fair value of cash, cash equivalents and investments was $30.0 million and $26.4 million, respectively. At December 31, 2020 and 2019, the amount of our foreign subsidiary cash, cash equivalents and investments was $4.3 million and $4.2 million, respectively. The following is a summary of cash, cash equivalents and investments at December 31, 2020 and 2019 (in thousands):

As of December 31, 2020	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Cash	$10,918	$—	$—	$10,918
Money market funds	1,258	—	—	1,258
Certificates of deposit	492	—	—	492
Commercial paper	3,274	—	(1)	3,273
Corporate notes and bonds	9,423	4	—	9,427
U.S. government treasury	4,599	—	—	4,599
	$29,964	$4	$(1)	$29,967
Classified as:
Cash and cash equivalents	$13,526	$—	$—	$13,526
Short-term investments	16,438	4	(1)	16,441
	$29,964	$4	$(1)	$29,967

As of December 31, 2019	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Cash	$7,814	$—	$—	$7,814
Money market funds	1,137	—	—	1,137
Certificates of deposit	475	—	—	475
Commercial paper	6,912	—	(1)	6,911
Corporate notes and bonds	7,922	15	(4)	7,933
U.S. government agency securities	2,145	—	(1)	2,144
	$26,405	$15	$(6)	$26,414
Classified as:
Cash and cash equivalents	$10,087	$—	$—	$10,087
Short-term investments	16,318	15	(6)	16,327
	$26,405	$15	$(6)	$26,414

The following table summarizes the estimated fair value of our marketable securities classified by the stated maturity date of the security (in thousands):

	December 31,
	2020	2019
Due within one year	$13,248	$12,754
Due within two years	3,193	3,573
	$16,441	$16,327

We determined that the gross unrealized losses on our security investments as of December 31, 2020 are temporary in nature. The fair value of our security investments at December 31, 2020 and 2019 reflects net unrealized gains of $3,000 and $9,000, respectively. There were net realized gains of $1,000 and $2,000 on security investments in the years ended December 31, 2020 and 2019, respectively. The cost of securities sold is based on the specific identification method.

The following table sets forth the unrealized gains/losses for security investments as of December 31, 2020 and 2019 (in thousands):

As of December 31, 2020	In Gain Position Less Than 12 Months		In Loss Position More Than 12 Months		Total in Gain Position
Description	Fair Value	Unrealized Gain	Fair Value	Unrealized Loss	Fair Value	Unrealized Gain
Certificates of deposit	$492	$—	$—	$—	$492	$—
Corporate notes and bonds	9,502	5	3,195	(2)	12,697	3
U.S. government agency securities	4,599	—	—	—	4,599	—
Total	$14,593	$6	$3,195	$(2)	$17,788	$3

As of December 31, 2019	In Gain Position Less Than 12 Months		In Loss Position More Than 12 Months		Total in Gain Position
Description	Fair Value	Unrealized Gain	Fair Value	Unrealized Loss	Fair Value	Unrealized Gain
Certificates of deposit	$475	$—	$—	$—	$475	$—
Corporate notes and bonds	10,120	15	4,714	(5)	14,834	10
U.S. government agency securities	2,145	(1)	—	—	2,145	(1)
Total	$12,740	$14	$4,714	$(5)	$17,454	$9

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

The following table summarizes the allowance for doubtful accounts as of December 31, 2020 and 2019 (in thousands):

Amount
Balance, December 31, 2018	$13
Provision for doubtful accounts	40
Accounts written off	(25)
Balance, December 31, 2019	28
Provision for doubtful accounts	37
Accounts written off	(61)
Balance, December 31, 2020	$4

As of December 31, 2020 and 2019, our two largest customers accounted for approximately 90% and 92% of our total accounts receivable, respectively. No other customers accounted for 10% or more of our total accounts receivable as of December 31, 2020 and 2019.

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

Intangible Assets

In December 2006, we acquired the use of a toll-free telephone number for cash consideration of $250,000. This asset had an indefinite useful life. The intangible asset is tested for impairment annually or more often if events or changes in circumstances indicate that the carrying value may not be recoverable. During the year ended December 31, 2020, we determined this indefinite-lived intangible asset was fully impaired, and we recognized a non-cash impairment loss as an operating expense in our consolidated statement of operations.

Long-Lived Assets

We assess long-lived assets, which includes property and equipment and identifiable intangible assets, for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. An impairment loss would be recognized when the sum of the future net cash flows expected to result from the use of the asset and its eventual disposition is less than its carrying amount. If our estimates regarding future cash flows derived from such assets were to change, we may record an impairment charge to the value of these assets. Such impairment loss would be measured as the difference between the carrying amount of the asset and its fair value.

Leases

We account for leases in accordance with Accounting Standards Codification (“ASC”) 842. We recognize operating and finance lease liabilities and corresponding right-of-use (“ROU”) assets on the consolidated balance sheets and provide enhanced disclosures surrounding the amount, timing and uncertainty of cash flows arising from leasing arrangements. We determine if an arrangement is a lease at inception. Operating leases are included in operating lease ROU assets and short- and long-term lease liabilities in our consolidated balance sheets. Finance leases are included in property and equipment, other current liabilities, and other long-term liabilities in our consolidated balance sheets.

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

We have entered into various non-cancelable operating lease agreements for certain offices and certain equipment. The Louisville, Colorado and Sunnyvale, California office leases were both renewed during the year ended December 31, 2020, and will expire on April 30, 2021 and March 31, 2021, respectively.

Revenue Recognition

Disaggregation of Revenue

We generate revenue from the sale of services and sale of software fees for end-user software products provided through direct customer downloads and through the sale of these end-user software products via partners. Revenue is disaggregated by type as presented in the consolidated statements of operations and is consistent with how we evaluate our financial performance.

Under ASC 606, revenue is recognized when control of the promised goods or services is transferred to our customers, in an amount that reflects the consideration we expect to be entitled to in exchange for those goods or services.

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

The services described above include four types of offerings:

●
Hourly-Based Services – In connection with the provisions of certain services programs, fees are calculated based on contracted hourly rates with partners. For these programs, we recognize revenue as services are performed, based on billable hours of work delivered by our technology experts. These service programs also include performance standards, which may result in incentives or penalties, which are recognized as earned or incurred.
●
Tier-Based Services – In connection with the provisions of certain services programs, fees are calculated on partner subscription tiers based on number of subscribers. For these programs, we recognize revenue as services are performed, and are billed based on the tier level of number of subscribers supported by our experts.
●
Subscriptions – Customers purchase subscriptions or “service plans” under which certain services are provided over a fixed subscription period. Revenues for subscriptions are recognized ratably over the respective subscription periods.
●
Incident-Based Services – Customers purchase a discrete, one-time service. Revenue recognition occurs at the time of service delivery. Fees paid for services sold but not yet delivered are recorded as deferred revenue and recognized at the time of service delivery.

In certain cases, we are paid for services that are sold but not yet delivered. We initially record such balances as deferred revenue, and recognize revenue when the service has been provided or, on the non-subscription portion of these balances, when the likelihood of the service being redeemed by the customer is remote (“services breakage”). Based on our historical redemption patterns for these relationships, we believe that the likelihood of a service being delivered more than 90 days after sale is remote. We therefore recognize non-subscription deferred revenue balances older than 90 days as services revenue. For the years ended December 31, 2020 and 2019, services breakage revenue accounted for less than 1% of total services revenue.

The following table represents deferred revenue activity for the years ended December 31, 2020 and 2019 (in thousands):

Amount
Balance, December 31, 2018	$1,135
Deferred revenue	1,887
Recognition of unearned revenue	(1,829)
Balance, December 31, 2019	1,193
Deferred revenue	1,243
Recognition of unearned revenue	(1,555)
Balance, December 31, 2020	$881

Partners are generally invoiced monthly. Fees from customers via referral programs and direct transactions are generally paid with a credit card at the time of sale. Revenue is recognized net of any applicable sales tax.

Services revenue also includes fees from licensing of Support.com cloud-based software. In such arrangements, customers receive a right to use our Support.com Cloud applications in their own support organizations. We license our cloud-based software using a software-as-a-service (“SaaS”) model under which customers cannot take possession of the technology and pay us on a per-user or usage basis during the term of the arrangement. In addition, services revenue includes fees from implementation services of our cloud-based software. Currently, revenues from implementation services are recognized ratably over the customer life, which is estimated as the term of the arrangement once the Support.com Cloud services are made available to customers. We generally charge for these services on a time and material basis. For the years ended December 31, 2020 and 2019, revenue from implementation services was not material.

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

Engineering and IT Costs

Engineering and IT expenditures are charged to operations as they are incurred.

Software Development Costs

We expense software development costs before technological feasibility is reached. Based on our product development process, technological feasibility is established on the completion of a working model. We determined that technological feasibility is reached shortly before the product is ready for general release and therefore capitalized development costs incurred are immaterial during the periods presented.

Purchased Technology for Internal Use

We capitalize costs related to software that we license and incorporate into our product and service offerings or develop for internal use.

Advertising Costs

Advertising costs are recorded as sales and marketing expense in the period in which they are incurred. Advertising expense was $0.2 million and $24,000 for the years ended December 31, 2020 and 2019, respectively.

Earnings Per Share

Basic earnings per share is computed using our net income and the weighted-average number of common shares outstanding during the reporting period. Diluted earnings per share is computed using our net income and the weighted average number of common shares outstanding, including the effect of the potential issuance of common stock such as stock issuable pursuant to the exercise of stock options and warrants and vesting of RSUs using the treasury stock method when dilutive.

The following table sets forth the computation of basic and diluted net earnings per share (in thousands, except per share amounts):

	Years Ended December 31,
	2020	2019
Net income	$446	$3,846

Basic:
Weighted-average common shares outstanding	19,192	18,977
Basic earnings per share	$0.02	$0.20
Diluted
Weighted-average common shares outstanding	19,192	18,977
Effect of dilutive securities:
Stock options and restricted stock units	177	49
Diluted weighted-average commons shares outstanding	19,369	19,026
Diluted earnings per share	$0.02	$0.20

Accumulated Other Comprehensive Income

The components of accumulated other comprehensive loss relate entirely to accumulated foreign currency translation gain (losses) associated with our foreign subsidiaries and unrealized gains (losses) on investments.

Realized gains/losses on investments reclassified from accumulated other comprehensive loss are reported as interest income and other, net in our consolidated statements of operations.

The amounts noted in the consolidated statements of comprehensive income are shown before taking into account the related income tax impact. The income tax effect allocated to each component of other comprehensive income for each of the periods presented is not material.

Stock-Based Compensation

We apply the provisions of Accounting Standards Codification (“ASC”) 718, Compensation – Stock Compensation, which requires the measurement and recognition of compensation expense for all stock-based payment awards, including grants of restricted stock units (“RSUs”) and options to purchase stock, made to employees and directors based on estimated fair values.

In accordance with ASC 718, Compensation – Stock Compensation, we recognize stock-based compensation by measuring the cost of services to be rendered based on the grant date fair value of the equity award. We recognize stock-based compensation over the period an employee is required to provide service in exchange for the award, generally referred to as the requisite service period. For awards with market-based performance conditions, the cost of the awards is recognized as the requisite service is rendered by employees, regardless of when, if ever, the market-based performance conditions are satisfied.

The Black-Scholes option pricing model is used to estimate the fair value of service-based stock options and shares purchased under our Employee Stock Purchase Plan (“ESPP”). The determination of the fair value of options is affected by our stock price and a number of assumptions, including expected volatility, expected life, risk-free interest rate and expected dividends. We use historical data for estimating the expected volatility. For certain stock options awards, we use historical data for estimating the expected life of stock options and for others, we use the simplified method for estimating the expected life. The simplified method was used during 2020 for “plain vanilla” (as defined by the SEC) stock option awards. The risk-free interest rate assumption is based on observed interest rates appropriate for the expected terms of the stock options.

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

Income Taxes

Income taxes are accounted for under the asset and liability method. Under this method, deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases, and operating losses and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates in effect for the year in which those temporary differences are expected to be reversed or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in the consolidated statements of operations in the period that includes the enactment date. A valuation allowance is recorded to reduce the carrying amounts of deferred tax assets, if it is more likely than not, that such assets will not be realized. Our deferred tax asset and related valuation allowance decreased by $2.6 million to $43 million. As the deferred tax asset is fully allowed for, this change had no impact on our financial position or results of operations.

Warranties and Indemnifications

We generally provide a refund period on sales, during which refunds may be granted to consumers under certain circumstances. During the years ended December 31, 2020 and 2019, any refunds granted to consumers were immaterial to the financial statements.

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

The following table represents our fair value hierarchy for our financial assets (cash equivalents and investments) measured at fair value on a recurring basis as of December 31, 2020 and 2019 (in thousands):

As of December 31, 2020	Level 1	Level 2	Level 3	Total
Money market funds	$1,258	$—	$—	$1,258
Certificates of deposit	—	492	—	492
Commercial paper	—	3,273	—	3,273
Corporate notes and bonds	—	9,427	—	9,427
U.S. government agency securities	—	4,599	—	4,599
Total	$1,258	$17,791	$—	$19,049

As of December 31, 2019	Level 1	Level 2	Level 3	Total
Money market funds	$1,137	$—	$—	$1,137
Certificates of deposit	—	475	—	475
Commercial paper	—	6,911	—	6,911
Corporate notes and bonds	—	7,933	—	7,933
U.S. government agency securities	—	2,144	—	2,144
Total	$1,137	$17,463	$—	$18,600

For short-term investments, measured at fair value using Level 2 inputs, we review trading activity and pricing for these investments as of the measurement date. When sufficient quoted pricing for identical securities is not available, we use market pricing and other observable market inputs for similar securities obtained from various third-party data providers. These inputs either represent quoted prices for similar assets in active markets or have been derived from observable market data. Our policy is that the end of our quarterly reporting period determines when transfers of financial instruments between levels are recognized. No transfers were made between level 1, level 2 and level 3 for the years ended December 31, 2020 and 2019.

Segment Information

We report our operations as a single operating segment and has a single reporting unit. Our Chief Operating Decision Maker (“CODM”), our Chief Executive Officer, manages our operations on a consolidated basis for purposes of allocating resources. When evaluating performance and allocating resources, the CODM reviews financial information presented on a consolidated basis.

Revenue from customers located outside the United States was immaterial for the years ended December 31, 2020 and 2019.

For the years ended December 31, 2020 and 2019, our two largest customers accounted for 87% and 88% of our total revenue, respectively. There were no other customers that accounted for 10% or more of our total revenue in any of the periods presented.

Long-lived assets are attributed to the geographic location in which they are located. We include in long-lived assets all tangible assets. Long-lived assets by geographic areas are as follows (in thousands):

	December 31,
	2020	2019
United States	$1,110	$532
Philippines	4	1
India	1	—
Total	$1,115	$533

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

Note 2. Property and Equipment

Property and equipment are stated at cost, less accumulated depreciation, and consist of the following as of December 31, 2020 and 2019 (in thousands):

	December 31,
	2020	2019
Computer equipment and software	$8,114	$7,233
Furniture and office equipment	140	142
Leasehold improvements	348	348
Construction in progress	50	32
Accumulated depreciation	(7,537)	(7,222)
Total property and equipment, net	$1,115	$533

Depreciation expense was $0.3 million and $0.3 million for the years ended December 31, 2020 and 2019, respectively.

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

Verizon Media. As previously disclosed, on March 22, 2010, the Company and AOL Fulfillment Services, who now does business as Verizon Media (“Verizon Media”), entered into a Fulfillment Services Promotion and Marketing Agreement (“Agreement”). The Agreement related to the development and sale of certain products and services. The Company sold software products to Verizon Media pursuant to the terms of the Agreement under two programs – SUPERAntiSpyware and Computer Check-Up. Verizon Media offered these software products to its end-customers. On May 24, 2019, the Company received a letter from Verizon Media providing notice that it wished to terminate the Agreement and work with the Company to wind-down all remaining subscriptions for both programs. The Company has wound-down all services under the Computer Check-Up program and the SUPERAntiSpyware program. In connection with the termination of the Computer Check-Up program, Verizon Media requested that the Company fund rebates to its end-customers who elect to accept a refund offer from Verizon Media. Although the Company made no agreement to fund such a program, Verizon Media commenced its rebate program.

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

Note 4. Other Accrued and Other Long-Term Liabilities

Other accrued liabilities consist of the following (in thousands):

	December 31,
	2020	2019
Accrued expenses	$369	$536
Self-insurance accruals	270	404
Payroll tax deferral	240	—
Total other accrued liabilities	$879	$940

Other long-term liabilities consist of the following (in thousands):

	December 31,
	2020	2019
Deferred tax liability, net	443	428
Long-term income tax payable	223	355
Payroll tax deferral	240	—
Other long-term liabilities	5	9
Total other long-term liabilities	$911	$792

Note 5. Stockholders’ Equity

During the year ended December 31, 2020, 0.1 million shares of common stock were issued as a result of the exercise of stock options. During the year ended December 31, 2019, no shares of common stock were issued as a result of the exercise of stock options.

During the year ended December 31, 2020, 0.2 million shares of common stock were issued as a result of RSU releases. During the year ended December 31, 2019, 0.1 million shares of common stock were issued as a result of RSU releases.

During the year ended December 31, 2020, 44,000 shares of common stock were issued under the ESPP. During the year ended December 30, 2019, 26,000 shares of common stock were issued under the ESPP.

Stock Repurchase Program

On April 27, 2005, our Board of Directors (“Board”) authorized the repurchase of up to 666,666 outstanding shares of our common stock. As of September 30, 2020, the maximum number of shares remaining that can be repurchased under this program was 602,467. No shares were repurchased during the year ended December 31, 2020. We do not intend to repurchase shares without further approval from the Board.

2019 Cash Dividend

As a part of the board of directors’ ongoing capital allocation review, on December 6, 2019 the board of directors authorized and declared a special cash distribution of $1.00 per share on each outstanding share of our common stock. The record date for this distribution was December 17, 2019 and the payment date was December 26, 2019. Accordingly, we paid $19.1 million to shareholders on December 26, 2019. In connection with the special cash distribution of $1.00 per share, the exercise price on all outstanding options as of December 27, 2019 was reduced by $1.00 as permitted under the 2010 and 2014 Plans which includes an anti-dilution feature designed to equalize the fair value of options as a result of a transaction such as this special distribution. This adjustment did not affect the fair value, vesting conditions or classification of the outstanding options.

Stockholder Rights Agreement and Tax Benefits Preservation Plan

Our board adopted a Section 382 Tax Benefits Preservation Plan in an effort to diminish the risk that our ability to utilize net operating loss carryovers (collectively, the “NOLs”) to reduce potential future federal income tax obligations may become substantially limited. Our stockholders approved the Section 382 Tax Benefits Preservation Plan at our annual meeting of stockholders held on June 5, 2020. Under the Internal Revenue Code of 1986, as amended (the “Code”), and the regulations promulgated thereunder by the U.S. Treasury Department, these NOLs may be “carried forward” in certain circumstances to offset any current and future taxable income and thus reduce federal income tax liability, subject to certain requirements and restrictions. However, if we experience an “ownership change,” within the meaning of Section 382 of the Code (“Section 382”), our ability to utilize the NOLs may be substantially limited, and the timing of the usage of the NOLs could be substantially delayed, which could therefore significantly impair the value of those assets. Section 382 and the Treasury regulations thereunder make our commercial risk from a Section 382 limitation triggering event particularly acute given the relative size of current cash on hand to market capitalization. As applied to our current cash position and current market capitalization, if we were to experience an ownership change, it would be subject to Section 382’s “non-business asset” limitation, which would result in permanently losing all $145.6 million of our NOLs.

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

Note 6. Stock-Based Compensation

Equity Compensation Plan

We adopted the amended and restated 2010 Equity and Performance Incentive Plan (the “2010 Plan”), effective as of May 19, 2010. Under the 2010 Plan, the number of shares of Common Stock that may be issued will not exceed in the aggregate 1,666,666 shares of Common Stock plus the number of shares of common stock relating to prior awards under the 2000 Omnibus Equity Incentive Plan that expire, are forfeited or are cancelled after the adoption of the 2010 Plan, subject to adjustment as provided in the 2010 Plan. Pursuant to approval from our shareholders, the number of shares of common stock that may be issued under the 2010 Plan was increased by 750,000 shares of common stock in May 2013 and 333,333 shares in June 2016. No grants will be made under the 2010 Plan after the tenth anniversary of its effective date. At the 2020 Annual Meeting, our stockholders approved the amendment and restatement of the 2010 Plan (such plan, after the amendment and restatement is now the Third Amended and Restated 2010 Equity and Performance Incentive Plan, referred to herein as the “Restated Plan”). The purpose of amending the 2010 Plan was (i) to increase the number of shares of common stock available for issuance under the Restated Plan by 2,000,000 shares, (ii) to extend the term of the 2010 Plan, which otherwise would have expired on May 19, 2020, so that the Restated Plan will continue until terminated by the Board in its discretion, and (iii) to eliminate obsolete provisions while adding other provisions consistent with certain compensation and governance best practices. As of December 31, 2020, approximately 4.0 million shares remain available for grant under the Restated Plan.

We adopted the 2014 Inducement Award Plan (the “Inducement Plan”), effective as of May 13, 2014. Under the Inducement Plan, the number of shares of common stock that may be issued will not exceed in the aggregate 666,666 shares of common stock. As of December 31, 2020, approximately 0.2 million shares remain available for grant under the Inducement Plan.

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

The ESPP consists of six-month offering periods during which employees may enroll in the plan. Shares of common stock may be purchased under the ESPP at a price established by the Compensation Committee of the Board of Directors, provided that the price may not be less than eighty-five percent (85%) of the lesser of (a) the fair market value of a share of stock on the offering date of the offering period or (b) the fair market value of a share of stock on the purchase date. As of December 31, 2020, approximately 1.1 million shares remain available for issuance under the ESPP.

Stock-Based Compensation

We recorded the following stock-based compensation expense of $0.6 million and $0.3 million, respectively, for the fiscal years ended December 31, 2020 and 2019 as follows (in thousands):

	Years Ended December 31,
	2020	2019
Stock-based compensation expense related to grants of:
Stock options	$224	$130
RSU	374	155
ESPP	36	19
Total	$634	$304
Stock-based compensation expense recognized in:
Cost of service	$28	$40
Engineering and IT	25	25
Sales and marketing	38	38
General and administrative	543	201
Total	$634	$304

The fair value of our stock-based awards was estimated using the following weighted average assumptions for the years ended December 31, 2020 and 2019:

	2010 Plan/Restated Plan		Employee Stock Purchase Plan
	2020	2019	2020	2019
Risk-free interest rate	0.4%	1.7%	0.2%	2.0%
Expected term (in years)	6.1	3.1	0.5	0.5
Volatility	42.5%	35.6%	74.4%	42.4%
Expected dividend	0.0%	0.0%	0.0%	0.0%
Weighted-average grant date fair value	$0.55	$0.52	$0.34	$0.43

Stock Options

The following tables represent stock option activity for the years ended December 31, 2020 and 2019:

	Number of shares	Weighted-average exercise price per share	Weighted-average remaining contractual term (in years)	Aggregate intrinsic value (in thousands)
Outstanding at December 31, 2018	803	$2.89	8.43	$54
Granted	90	0.94
Exercised	—	—
Forfeited	(77)	1.97
Outstanding at December 31, 2019	816	$1.77	7.49	$16
Granted	2,394	1.56
Exercised	(147)	1.30		116
Forfeited	(434)	1.58
Outstanding at December 31, 2020	2,629	$1.64	8.79	$1,605
Exercisable at December 31, 2020	724	$1.74	6.77	$468

A summary of additional information related to the options outstanding as of December 31, 2020 under the 2010 and 2014 Plans are as follows:

Plan	Option plans ranges of exercise prices	Number of outstanding options	Weighted-average remaining contractual life	Weighted-average exercise price
2010 Plan/Restated Plan	$1.29 – $16.67	2,029,176	8.61	$1.86
Inducement Plan	$0.56 – $16.67	600,000	9.37	$1.33
		2,629,176

As of December 31, 2020, $1.1 million of unrecognized compensation cost related to existing options was outstanding, which is expected to be recognized over a weighted average period of 3.0 years.

Restricted Stock Units

The following table represents RSU activity for the years ended December 31, 2020 and 2019:

	Number of shares	Weighted-average exercise price per share	Weighted-average remaining contractual term (in years)	Aggregate intrinsic value (in thousands)
Outstanding at December 31, 2018	96	$2.78	0.60	$227
Granted	243	1.39
Vested	(73)	2.06
Forfeited	(17)	2.75
Outstanding at December 31, 2019	249	$1.62	0.60	$271
Granted	127	1.97
Vested	(245)	1.57
Forfeited	—	—
Outstanding at December 31, 2020	131	$2.05	0.70	$287

As of December 31, 2020, $0.2 million of unrecognized compensation cost related to RSUs was outstanding, which is expected to be recognized within one year.

Note 7. Income Taxes

The components of our income before income taxes are as follows (in thousands):

	Years Ended December 31,
	2020	2019
United States	$50	$3,634
Foreign	498	366
Total	$548	$4,000

The provision for income taxes from continuing operations consisted of the following (in thousands):

	Years Ended December 31,
	2020	2019
Current:
Federal	$—	$—
State	9	16
Foreign	45	118
Total current	$54	$134

Deferred:
Federal	$—	$—
State	—	—
Foreign	48	20
Total deferred	$48	$20

Provision for income taxes	$102	$154

The reconciliation of the Federal statutory income tax rate to our effective income tax rate is as follows (in thousands):

	Years Ended December 31,
	2020	2019
Provision of Federal statutory rate	$115	$835
State taxes	9	16
Permanent differences/other	1,825	(13)
Stock-based compensation	(23)	23
Federal valuation allowance used	(1,824)	(707)
Provision for income taxes	$102	$154

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of our deferred tax assets and liabilities are as follows (in thousands):

	Years Ended December 31,
	2020	2019
Deferred tax assets
Fixed assets	$13	$78
Accruals and reserves	122	92
Stock options	247	197
Net operating loss carryforwards	36,608	38,335
Federal and state credits	3,227	3,461
Foreign credits	163	159
Intangible assets	1,497	1,789
Research and development expense	1,487	1,858
Gross deferred tax assets	43,364	45,969
Valuation allowance	(43,238)	(45,846)
Total deferred tax assets	126	123

Deferred tax liabilities (1)	(569)	(551)

Net deferred liabilities	$(443)	$(428)

(1)
Of this amount, $554,000 relates to the Indian subsidiaries unremitted earnings deferred tax liability. The net deferred income tax liabilities are recorded in other long-term liabilities in the accompanying balance sheet.

ASC 740, Income Taxes, provides for the recognition of deferred tax assets if realization of such assets is more likely than not to occur. Based on management’s review of both the positive and negative evidence, which includes our historical operating performance, reported cumulative net losses since inception and difficulty in accurately forecasting results, we have concluded that it is not more likely than not that we will be able to realize all of our U.S. deferred tax assets. Therefore, we have provided a full valuation allowance against U.S. deferred tax assets.

Based on management’s review of both positive and negative evidence, which includes the historical operating performance of our Canadian subsidiary, we have concluded that it is more likely than not that we will be able to realize a portion of the Canadian deferred tax assets. Therefore, we have a partial valuation allowance on Canadian deferred tax assets. There is no valuation allowance against our Indian deferred tax assets. We reassess the need for a valuation allowance on a quarterly basis.

Based on management’s review discussed above, the realization of deferred tax assets is dependent on improvements over present levels of pre-tax income. Until we are consistently profitable in the U.S., we will not realize our deferred tax assets.

Beginning in 2018, the Tax Cuts and Jobs Act of 2017 (“Tax Act”) provides a 100% deduction for dividends received from 10-percent owned foreign corporations by U.S. corporate shareholders, subject to a one-year holding period. Although dividend income is now exempt from U.S. federal tax in the hands of the U.S. corporate shareholders, companies must still apply the guidance of ASC 740-30-25-18 to account for the tax consequences of outside basis differences and other tax impacts of their investments in non-U.S. subsidiaries. Deferred income taxes have not been provided on the cumulative undistributed earnings of foreign subsidiaries except for a change in assertion at December 31, 2017 for Support.com India Private Ltd. The amount of cumulative undistributed Indian subsidiary’s earnings at December 31, 2017 for which we are changing our assertion under ASC 740-30-25 was $2.67 million. Under the Tax Act, all foreign subsidiaries’ accumulated earnings through December 31, 2020 has been included in U.S. taxable income. As such, the only tax related to the Indian subsidiary remittance would be a dividend distribution tax of $554,000 as of December 31, 2020.

The net valuation allowance decreased by approximately $2.6 million and $0.4 million during the years ended December 31, 2020 and 2019, respectively. As of December 31, 2020, we had Federal and state net operating loss carryforwards of approximately $145.6 million and $80.3 million, respectively. The Federal net operating loss and credit carryforwards will expire at various dates beginning in 2021 through 2040, if not utilized. Approximately $22.5 million of Federal net operating loss carryforward is expected to expire in 2021. The state net operating loss carryforwards will expire at various dates beginning in 2021 through 2040, if not utilized.

We also had Federal and state research and development credit carryforwards of approximately $2.8 million and $2.4 million, respectively. The federal credits expire in varying amounts between 2021 and 2031. The state research and development credit carryforwards do not have an expiration date.

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

A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows (in thousands):

	Years Ended December 31,
	2020	2019
Balance, beginning of year	$2,121	$2,117
Increase related to prior year tax positions	3	4
Decrease related to prior year tax positions	(126)	—
Settlements with tax authorities	(78)	—
Balance, end of year	$1,920	$2,121

The total amount of unrecognized tax benefits that, if recognized, would affect our tax rate, are $0.1 million and $0.1 million as of December 31, 2020 and 2019, respectively.

Our policy is to include interest and penalties related to unrecognized tax benefits within the provision for (benefit from) income taxes. As of December 31, 2020 and 2019, we had $0.1 million and $0.1 million, respectively, accrued for payment of interest and penalties related to unrecognized tax benefits.

As of December 31, 2020, it is reasonably possible that the balance of unrecognized tax benefits could significantly change within the next twelve months. However, an estimate of the range of reasonably possible adjustments cannot be made at this time.

We file federal, state and foreign income tax returns in jurisdictions with varying statutes of limitations. Due to our net operating loss carryforwards, our income tax returns generally remain subject to examination by federal and most state authorities. In our foreign jurisdictions, the 2009 through 2020 tax years remain subject to examination by their respective tax authorities.

We are required to make periodic filings in the jurisdictions where we are deemed to have a presence for tax purposes. We have undergone audits in the past and have paid assessments arising from these audits. Our India entity was issued notices of income tax assessment pertaining to the 2004 – 2009 fiscal years. The notices claimed that the transfer price used in our inter-company agreements resulted in understated income in our Indian entity. During the fourth quarter of 2020, the Company re-evaluated the probability of its tax position and partially released the ASC 740-10 reserve related to India transfer pricing for several assessment years that were settled with the Indian tax authorities in November and December of 2020. As of December 31, 2020, the ASC 740-10 reserve for India transfer pricing totals $0.1 million. As a result of this settlement, the Company no longer records an ASC 740-10 reserve related to fiscal years 2004-2005 and 2005-2006.

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

Note 8. Leases

We have entered into various non-cancelable operating lease agreements for certain of our offices, and certain equipment. Our leases have original lease periods expiring during 2021. As of December 31, 2020, the weighted average remaining lease term and weighted average discount rate for operating leases was 0.6 years and 4.5%, respectively.

Total operating lease expense was $0.3 million and $0.5 million for the years ended December 31, 2020 and 2019, respectively.

The following table provides a summary of leases by balance sheet location:

	Years Ended December 31,
Operating leases	2020	2019
Right-of-use assets	$61	$68

Lease liabilities – short term	$58	$61
Lease liabilities – long-term	3	7
Total lease liabilities	$61	$68

The following represents maturities of operating lease liabilities as of December 31, 2020 (in thousands):

Operating leases
2021	$59
2022	3
Total	$62
Less: imputed interest	(1)
Present value of lease liabilities	$61

For the year ended December 31, 2020, supplemental cash flow information related to leases are as follows (in thousands):

Operating cash flows from operating leases	$181
Right-of-use assets obtained in exchange for lease obligations	$169

As of December 31, 2020, minimum payments due under all non-cancelable lease agreements were as follows (in thousands):

Years Ending December 31,	Operating Leases
2021	$59
2022	3
Total minimum lease payments	$62

Note 9. Subsequent Events

On March 19, 2021, the Company and Greenidge Generation Holdings, Inc. (“Greenidge”) entered into an Agreement and Plan of Merger (the “Merger Agreement”) providing, among other things, that on the terms and subject to the conditions set forth therein, Greenidge will acquire the Company through a merger of a wholly owned subsidiary of Greenidge with and into the Company (the “Merger”). The Company will survive as a wholly owned subsidiary of Greenidge. The Merger is subject to customary closing conditions, including the approval of the shareholders of the Company. The Merger is expected to close during the third quarter of 2021. Effective as of the closing of the Merger, all outstanding shares of the Company’s common stock and all outstanding restricted stock units and options to purchase shares of the Company’s common stock will be cancelled and converted into the right to receive shares of Class A Common Stock of Greenidge (the “Greenidge Common Stock”). Following completion of the Merger, it is expected that the Company’s stockholders and holders of stock options and restricted stock units collectively will own approximately 8% of the outstanding shares of the Greenidge Common Stock, and existing Greenidge stockholders are expected to own approximately 92% of the Greenidge Common Stock. If the Merger Agreement is terminated under certain circumstances, the Company will be required to pay a termination fee.

In connection with and as a condition to Greenidge's willingness to enter into the Merger Agreement, on March 19, 2021, the Company entered into a subscription agreement (the "Subscription Agreement") with 210 Capital, LLC (“210 Capital”), pursuant to which 210 Capital subscribed for and purchased, and the Company issued and sold, an aggregate of 3,909,871 shares of the Company’s Common Stock for a purchase price of $1.85 per share, for aggregate gross proceeds to the Company of $7,233,261.35. Pursuant to and subject to the terms and conditions set forth in the Subscription Agreement, among other things, and only upon any termination of the Merger Agreement, the Company has agreed that, not later than the earlier of (i) thirty (30) days following the date of such termination and (ii) December 31, 2021, it will increase the size of the Company’s board of directors in order to appoint two individuals designated by 210 Capital to the board of directors for a term expiring at the next succeeding annual meeting of the Company’s stockholders.

ITEM 9 – CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

None.

ITEM 9A – CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Based on an evaluation under the supervision and with the participation of the Company’s management, the Company’s principal executive officer and principal financial officer have concluded that the Company’s disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act were effective as of December 31, 2020 to provide reasonable assurance that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms and (ii) accumulated and have been communicated to the Company’s management, including its principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.

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

Management’s Annual Report on Internal Control Over Financial Reporting

The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act). Management conducted an assessment of the effectiveness of the Company’s internal control over financial reporting based on the criteria set forth in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework). Based on the Company’s assessment, management has concluded that its internal control over financial reporting was effective as of December 31, 2020 to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements in accordance with GAAP.

Changes in Internal Control Over Financial Reporting

There were no changes in the Company’s internal control over financial reporting during the quarter ended December 31, 2020, which were identified in connection with management’s evaluation required by paragraph (d) of Rules 13a-15 and 15d-15 under the Exchange Act, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

This report does not include an auditors' report on the effectiveness of internal control over financial reporting due to SEC rules that exempt smaller reporting companies such as Support.com from providing such a report.

ITEM 9B – OTHER INFORMATION

None.

PART III

Certain information required by Part III of this report is omitted from this report pursuant to General Instruction G(3) of Form 10-K because we will file a definitive proxy statement pursuant to Regulation 14A for our 2021 annual meeting of stockholders (the “Proxy Statement”) not later than 120 days after the end of the fiscal year covered by this report, and the information included in the Proxy Statement that is required by Part III of this report is incorporated herein by reference.

ITEM 10 – DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Incorporated herein by reference to the information to be set forth in the Proxy Statement.

ITEM 11 – EXECUTIVE COMPENSATION

Incorporated herein by reference to the information to be set forth in the Proxy Statement.

ITEM 12 – SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Incorporated herein by reference to the information to be set forth in the Proxy Statement.

ITEM 13 – CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

Incorporated herein by reference to the information to be set forth in the Proxy Statement.

ITEM 14 – PRINCIPAL ACCOUNTANT FEES AND SERVICES

Incorporated herein by reference to the information to be set forth in the Proxy Statement.

PART IV

ITEM 15 – EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

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
2.1
Agreement and Plan of Merger, dated March 19, 2021, by and among Greenidge Generation Holdings Inc., Support.com, Inc. and GGH Merger Sub, Inc. (incorporated by reference to Exhibit 2.1 of Support.com's current report on Form 8-K filed with the SEC on March 22, 2021)

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
3.5
Certificate of Designation of Series B Junior Participating Preferred Stock, as filed with the Secretary of State of Delaware on April 21, 2016 (incorporated by reference to Exhibit 3.1 of Support.com’s current report on Form 8-K filed with the SEC on April 21, 2016)

3.6
Certificate of Amendment to the Restated Certificate of Incorporation of the Company effective January 20, 2017, filed on January 13, 2017 (incorporated by reference to Exhibit 3.1 of Support.com’s current report on Form 8-K filed with the SEC on January 13, 2017

3.7
Amended and Restated Certificate of Designation of Series B Junior Participating Preferred Stock of the Company (incorporated by reference to Exhibit 3.1 of Support.com’s current report on Form 8-K filed with the SEC on August 22, 2019)

3.8	Amendment to the Amended and Restated Bylaws of the Company (incorporated by reference to Exhibit 3.1 of Support.com’s current report on Form 8-K filed with the SEC on April 24, 2020)
4.1	Form of Common Stock Certificate (incorporated by reference to Exhibit 4.1 of Support.com’s quarterly report on Form 10-Q for the quarter ended June 30, 2002)
4.2
Certificate of Elimination of the Series A Preferred Stock filed with the Secretary of State of the State of Delaware on April 21, 2016 (incorporated by reference to Exhibit 4.3 to Support.com’s Form 8-A/A filed with the SEC on April 21, 2016)

4.3
Support.com, Inc. Second Amended and Restated 2010 Equity and Performance Incentive Plan (incorporated by reference to Appendix B of Support.com's proxy statement on Schedule 14a, filed with the SEC on May 12, 2016)

4.4
Section 382 Tax Benefits Preservation Plan, dated as of August 21, 2019, by and between Support.com, Inc. and Computershare Trust Company, N.A., as Rights Agent (incorporated by reference to Exhibit 4.1 of Support.com’s current report on Form 8-K filed with the SEC on August 22, 2019)

10.1*	Support.com’s amended and restated 2010 Equity and Incentive Compensation Plan (incorporated by reference to Exhibit 4.1 of Support.com’s current report on Form 8-K filed with the SEC on May 21, 2010)
10.2*
Support.com’s 2011 Employee Stock Purchase Plan (incorporated by reference to Annex A of Support.com’s definitive proxy statement for Support.com’s 2011 annual meeting of stockholders filed with the SEC on April 15, 2011)

10.3*	Support.com’s 2014 Inducement Award Plan (incorporated by reference to Exhibit 10.2 of Support.com’s current report on Form 8-K filed with the SEC on May 19, 2014)

10.4*	Form of Stock Option Grant Notification for Officers and Employees (incorporated by reference to Exhibit 10.1(a) of Support.com’s quarterly report on Form 10-Q filed on November 5, 2009).
10.5	Sublease Agreement with TYCO Healthcare Group LP dated June 7, 2012 (incorporated by reference to Exhibit 10.1 of Support.com’s quarterly report on form 10-Q filed with the SEC on August 8, 2012).
10.6
Master Services Agreement Call Handling Services between Comcast and Support.com, effective as of October 1, 2013 (incorporated by reference to Exhibit 10.19 of Support.com’s annual report on Form 10-K filed with the SEC on March 7, 2014) (1)

10.7
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

10.9
Amendment Number 1 to Statement of Work Number 1 to Master Services Agreement Call Handling Services between Comcast and Support.com, effective as of December 31, 2013 (incorporated by reference to Exhibit 10.21 of Support.com’s annual report on Form 10-K filed with the SEC on March 7, 2014)

10.10
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

10.12
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

10.15
Reseller Agreement between Comcast and Support.com, effective as of June 6, 2014 (incorporated by reference to Exhibit 10.1 of Support.com’s current report on Form 8-K filed with the SEC on June 18, 2014) (1)

10.16
Change Management Form Number 4 under Statement of Work Number 1 to Master Services Agreement Call Handling Services between Comcast and Support.com, effective as of September 17, 2014 (incorporated by reference to Exhibit 10.1 of Support.com’s current report on Form 8-K filed with the SEC on October 6, 2014) (1)

10.17
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

10.19
Change Management Form Number 6 under Statement of Work Number 3 to Master Services Agreement Call Handling Services between Comcast and Support.com, effective as of April 6, 2015 (incorporated by reference to Exhibit 10.2 of Support.com’s current report on Form 8-K filed with the SEC on April 9, 2015) (1)

10.20
Amendment Number 1 to Statement of Work Number 3 to Master Services Agreement Call Handling Services between Comcast and Support.com, effective as of June 2, 2015 (incorporated by reference to Exhibit 10.2 of Support.com’s current report on Form 8-K filed with the SEC on July 2, 2015) (1)

10.21
Change Management Form Number 6 under Statement of Work Number 1 to Master Services Agreement Call Handling Services between Comcast and Support.com, effective as of November 18, 2015 (incorporated by reference to Exhibit 10.1 of Support.com’s current report on Form 8-K filed with the SEC on November 24, 2015) (1)

10.22
Change Management Form Number 7 under Statement of Work Number 3 to Master Services Agreement Call Handling Services between Comcast and Support.com, effective as of November 18, 2015 (incorporated by reference to Exhibit 10.2 of Support.com’s current report on Form 8-K filed with the SEC on November 24, 2015) (1)

10.23	Form of Directors’ and Officers’ Indemnification Agreement (incorporated by reference to Exhibit 10.1 of Support.com’s current report on Form 8-K filed with the SEC on December 10, 2015).
10.24
Change Management Form Number 1 to Master Services Agreement Call Handling Services between Comcast and Support.com, effective as of December 15, 2015 (incorporated by reference to Exhibit 10.1 of Support.com’s current report on Form 8-K filed with the SEC on December 16, 2015) (1)

10.25
Amendment to Master Services Agreement Call Handling Services between Comcast and Support.com, Inc. effective as of May 23, 2016 (incorporated by reference to Exhibit 10.1 of Support.com’s current report on Form 8-K filed with the SEC on May 26, 2016)

10.26
Change Management Form #8 to Statement of Work #1, between Comcast and Company, signed June 2, 2016 (incorporated by reference to Exhibit 10.1 of Support.com’s current report on Form 8-K filed with the SEC on June 7, 2016) (1)

10.27
Change Management Form #8 to Statement of Work #3, between Comcast and Company, signed June 2, 2016 (incorporated by reference to Exhibit 10.2 of Support.com’s current report on Form 8-K filed with the SEC on June 7, 2016) (1)

10.28
Change Management Form #9 to Statement of Work #3, between Comcast and Support.com, signed July 13, 2016 (incorporated by reference to Exhibit 10.1 of Support.com’s current report on Form 8-K filed with the SEC on July 29, 2016) (1)

10.29
Change Management Form #7 to Statement of Work #1, between Comcast and Company, signed December 9, 2016 (incorporated by reference to Exhibit 10.1 of Support.com’s current report on Form 8-K filed with the SEC on December 20, 2016) (1)

10.30
Change Management Form #10 to Statement of Work #3, between Comcast and Support.com, signed December 9, 2016 (incorporated by reference to Exhibit 10.2 of Support.com’s current report on Form 8-K filed with the SEC on December 20, 2016) (1)

10.31
Lease Agreement between HCP LS Redwood City, LLC and the Company dated December 20, 2016 (incorporated by reference to Exhibit 10.36 of Support.com’s annual report on Form 10-K filed with the SEC on March 7, 2017)

10.32
Change Management Form #11 to Statement of Work #3, between Comcast and Company, signed February 6, 2017 (incorporated by reference to Exhibit 10.1 of Support.com’s Form 8-K filed with the SEC on February 10, 2017) (1)

10.33
Change Management Form #12 to Statement of Work #3, between Comcast and Company, signed March 7, 2017 (incorporated by reference to Exhibit 10.1 of Support.com’s Form 8-K filed with the SEC on March 16, 2017) (1)

10.34
Change Management Form #9 to Statement of Work #1, between Comcast and Company, signed February 24, 2017 (incorporated by reference to Exhibit 10.2 of Support.com’s Form 8-K filed with the SEC on March 16, 2017) (1)

10.35
Change Management Form #13 to Statement of Work #3, between Comcast and Company, signed February 24, 2017 (incorporated by reference to Exhibit 10.3 of Support.com’s Form 8-K filed with the SEC on March 16, 2017) (1)

10.36
Change Management Form #14 to Statement of Work #3, between Comcast and Company, signed February 24, 2017 (incorporated by reference to Exhibit 10.4 of Support.com’s Form 8-K filed with the SEC on March 16, 2017) (1)

10.37	Standard Sublease between the Company and NantMobile, LLC dated April 29, 2017 (incorporated by reference to Exhibit 10.1 of Support.com’s Form 8-K filed with the SEC on May 3, 2017)
10.38
Change Management Form 15 to Statement of Work #3, between Comcast and Company, signed May 17, 2017 (incorporated by reference to Exhibit 10.1 of Support.com’s Form 8-K filed with the SEC on May 23, 2017) (1)

10.39
Change Management Form to Statement of Work #3 between Comcast and Company, signed July 6, 2017 (incorporated by reference to Exhibit 10.1 of Support.com’s Form 8-K filed with the SEC on July 13, 2017) (1)

10.40
Amendment #3 to Master Services Agreement Call Handling Services between Comcast and Company, entered into on July 24, 2017 (incorporated by reference to Exhibit 10.1 of Support.com’s Form 8-K filed with the SEC on July 27, 2017)

10.41
Change Management Form to Statement of Work #1 and Statement of Work #3 between Comcast and Company, signed August 10, 2017 (incorporated by reference to Exhibit 10.1 of Support.com’s Form 8-K filed with the SEC on August 23, 2017)

10.42
Change Management Form to Statement of Work #3 between Comcast and Company, signed August 10, 2017 (incorporated by reference to Exhibit 10.2 of Support.com’s Form 8-K filed with the SEC on August 23, 2017) (1)

10.43
Settlement Agreement (Consent Order) between the U.S. Federal Trade Commission and Company entered into on November 6, 2018 (incorporated by reference to Support.com’s current report on Form 8-K filed with the SEC on November 7, 2018)

10.44
Extension of Lease Agreement between the Company and Mariposa Building, LLC executed on February 21, 2019 (incorporated by reference to Exhibit 10.1 of Support.com’s Form 8-K filed with the SEC on February 26, 2019)

10.45*
Support.com’s Amended and Restated 2011 Employee Stock Purchase Plan (incorporated by reference to Annex B of Support.com’s definitive proxy statement for Support.com’s 2020 annual meeting of stockholders filed with the SEC on April 24, 2020)

10.46*
Support.com’s Third Amended and Restated 2010 Equity and Performance Incentive Plan (incorporated by reference to Annex C of Support.com’s definitive proxy statement for Support.com’s 2020 annual meeting of stockholders filed with the SEC on April 24, 2020)

10.47*	Employment Offer Letter between Lance Rosenzweig and Support.com., dated August 10, 2020 (incorporated by reference to Exhibit 10.1 of Support.com’s Form 8-K filed with the SEC on August 13, 2020)
10.48*
Separation and Release Agreement between Rick Bloom and Support.com, effective August 10, 2020 (incorporated by reference to Exhibit 10.2 of Support.com’s Form 8-K filed with the SEC on August 13, 2020)

10.49*	Employment Offer Letter between Christine Kowalczyk and Support.com, dated August 27, 2020 (incorporated by reference to Exhibit 10.1 of Support.com’s Form 8-K filed with the SEC on September 4, 2020)
10.50*	Employment Offer Letter between Caroline Rook and Support.com, dated October 5, 2020 (incorporated by reference to Exhibit 10.1 of Support.com’s Form 8-K filed with the SEC on October 13, 2020)
10.51
Subscription Agreement, dated March 19, 2021, by and among Support.com, Inc. and 210 Capital, LLC (incorporated by reference to Exhibit 10.1 of Support.com’s current report on Form 8-K filed with the SEC on March 22, 2021)

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

SIGNATURES

Pursuant to the requirements of the Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on this 30th day of March 2021.

SUPPORT.COM, INC.

By:	/s/ Lance Rosenzweig
Lance Rosenzweig
President and Chief Executive Officer

POWER OF ATTORNEY

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Lance Rosenzweig and each of them individually, as his or her attorney-in-fact, each with full power of substitution, for him or her in any and all capacities, to sign any and all amendments to this Report on Form 10-K, and to file the same, with exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, hereby ratifying and confirming all that said attorney-in-fact, or his or her substitute, may do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated:

Signature	Title	Date

/s/ Lance Rosenzweig	President and Chief Executive Officer and Director	March 30, 2021
Lance Rosenzweig	(Principal Executive Officer)

/s/ Caroline Rook	Principal Financial Officer	March 30, 2021
Caroline Rook	(Principal Financial Officer and Principal Accounting Officer)

/s/ Joshua E. Schechter	Chairman of the Board of Directors	March 30, 2021
Joshua E. Schechter

/s/ Bradley L. Radoff	Director	March 30, 2021
Bradley L. Radoff

/s/ Brian Kelley	Director	March 30, 2021
Brian Kelley

/s/ Richard A. Bloom	Director	March 30, 2021
Richard A. Bloom