Form 10-K/A
period 2020-12-31
Support.com, Inc.
filed 2021-04-30
CIK 1104855

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

As of April 6, 2021, there were 24,089,111 shares of the registrant’s common stock outstanding.

SUPPORT.COM, INC.
FORM 10-K/A
FOR FISCAL YEAR ENDED DECEMBER 31, 2020

EXPLANATORY NOTE

This Amendment No. 1 to Form 10-K (this “Amendment”) amends the Annual Report on Form 10-K for the fiscal year ended December 31, 2020 of Support.com, Inc.  (“Support.com,” the “Company,” “We” or “Our”), as originally filed with the Securities and Exchange Commission (“SEC”) on March 30, 2021 (the “Original Form 10-K”).

This Amendment is being filed for the purpose of providing the information required by Items 10 through 14 of Part III of the Annual Report on Form 10-K. This information was previously omitted from the Original Form 10-K in reliance on General Instruction G(3) to the Annual Report on Form 10-K, which permits the above-referenced Items to be incorporated in the Annual Report on Form 10-K by reference from a definitive proxy statement, if such definitive proxy statement is filed no later than 120 days after December 31, 2020. We are filing this Amendment to include Part III information in our Form 10-K because a definitive proxy statement containing such information will not be filed by us within 120 days after the end of the fiscal year covered by the Original Form 10-K. The reference on the cover of the Original Form 10-K to the incorporation by reference of portions of our definitive proxy statement into Part III of the Original Form 10-K is hereby deleted.

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

PART III

Item 10. Directors, Executive Officers, and Corporate Governance

Names of Directors and Biographical Information

RICHARD BLOOM, age 53, was elected as a member of the Board in June 2016 and joined Support.com as interim President and Chief Executive Officer in October 2016. On August 7, 2018, Mr. Bloom was appointed as President and Chief Executive Officer and Principal Financial Officer. Effective on August 10, 2020, Mr. Bloom resigned as the Company’s President and Chief Executive Officer. Mr. Bloom has served as a director of WestMountain Gold, Inc., a precious metals exploration company with an active gold mining project in Alaska, since June 2016, and as its Chief Executive Officer since December 2020. Mr. Bloom has served as a director of NexCore Companies, LLC, a healthcare real estate developer and property manager, since December 2010. He has also served as a director of Glide Rite Corporation, an equipment repair and maintenance service provider to large national retailers, from June 2009 through December 2018.  Additionally, he served as Executive Chairman of Arcata LLC, a marketing execution services company, from 2009 through October 2011. He served as President and Chief Operating Officer of Renaissance Acquisition Corporation, a publicly traded special purpose acquisition company, from the date of their initial public offering in 2007 until 2009. Mr. Bloom served as the Chief Executive Officer of Caswell Massey, Ltd., a personal care consumer product company, from 2006 to 2007, and as a director and Vice Chairman of Caswell Massey from 2003 to 2007. From 1999 to 2006, Mr. Bloom served in various positions at Marietta Corporation, a maker and marketer of personal care and household products, most recently as its Chief Executive Officer and President. Mr. Bloom also served as a director of Marietta Holding Corporation, the successor entity to Marietta Corporation, from 2004 to 2007, and as a director and President of BFMA Holding Corporation, which owned and operated Marietta Corporation, from 1996 to 2004. Mr. Bloom also served as a director of AmeriQual Group, LLC, the largest producer and supplier of meals ready-to-eat to the United States military, from 2005 to 2007. Mr. Bloom graduated summa cum laude with a B.S. in Economic Science from The Wharton School, University of Pennsylvania.

BRIAN J. KELLEY, age 69, was elected as a member of the Board in June 2016. Since October 2012, Mr. Kelley has served as the Chief Executive Officer of Four Winds Advisors LLC, where he advises technology focused clients on restructuring, turnaround and business development, since October 2012. Mr. Kelley previously served as the Chief Executive Officer and a director of Alteva, Inc. (“Alteva”) (formerly NYSE MKT: ALTV), a premier provider of cloud-based, VoIP and hosted Unified Communications-as-a-Service (UCaaS) services until the completion of its sale to Momentum Telecom in December 2015. Mr. Kelley initially joined Alteva as a director in November 2013 and was named Chief Executive Officer in June 2014 to lead a turnaround of the company. From October 2013 until April 2014, Mr. Kelley served as the Chief Executive Officer and a director of Snom Technology, Inc., a leading global provider in designing, manufacturing and marketing VoIP communications equipment. From April 2008 to July 2012, Mr. Kelley served as a director of Tii Network Technologies, Inc. (“Tii”) (formerly NASDAQ: TIII), a leader in designing, manufacturing and marketing network products for the communications industry, where he also served as its Chairman beginning in 2010. In October 2011, Mr. Kelley was also named Tii’s President and Chief Executive Officer to lead a turnaround and eventual sale of the company, which was completed in July 2012. Mr. Kelley’s professional experience also includes serving as the President of TAMCO Technology Corp., a financial solutions-focused business management and development company concentrated on communications technology asset management, from 2007 to 2010; President, Chief Executive Officer and a director of Cognitronics Corporation, a formerly publicly-traded provider of central-office communications technology hardware and software solutions, from 1994 to 2006; and various senior management positions with TIE/Communications, Inc., a formerly publicly-traded diversified telecommunications services company, from 1981 to 1994. Mr. Kelley holds a B.A. in Economics from the University of New Hampshire and an M.B.A from the University of Connecticut.

BRADLEY L. RADOFF, age 47, was elected as a member of the Board in June 2016. Mr. Radoff has served as Principal of Fondren Management LP, a private investment management company, since January 2005. Mr. Radoff previously served as a Portfolio Manager at Third Point LLC and as a Managing Director of Lonestar Capital Management LLC. Mr. Radoff is on the Board of Directors of Vaalco Energy Inc. (NYSE: EGY), an oil and gas exploration, development, and production company and previously served as a director of Pogo Producing Company, an oil and gas exploration, development, and production company, from March 2007 to November 2007 prior to its sale to Plains Exploration. Mr. Radoff graduated summa cum laude with a B.S. in Economics from The Wharton School, University of Pennsylvania.

LANCE ROSENZWEIG, age 58, was appointed to serve as President and Chief Executive Officer of the Company and as a member of the Board in August 2020. Mr. Rosenzweig currently serves as the chairman of the board of Boingo Wireless, a wireless networks company, and serves as a director of Nextgen Healthcare, Inc., a software and services company in the healthcare industry. From 2018 to 2020, Mr. Rosenzweig served as CEO of Startek, a global business processing company with over 45,000 employees. From January 2015 through December 2016, Mr. Rosenzweig served as Operating Executive of Marlin Operations Group, which works with Marlin Equity Partners, a global investment firm focused on providing corporate parents, shareholders and other stakeholders with tailored solutions that meet their business and liquidity needs. Previously, Mr. Rosenzweig served as Chief Executive Officer and President, Global Markets for Aegis USA, Inc., a leading business process outsourcing company with over 18,000 employees that services major corporations in the healthcare, financial services and other industries, from 2013 through the company’s sale to Teleperformance for $610 million in 2014. Mr. Rosenzweig co-founded and served as Chairman of the Board of PeopleSupport, Inc., a business process outsourcing company with over 8,000 employees and operations in the U.S., the Philippines and Costa Rica, since its inception in 1998, and was PeopleSupport’s Chief Executive Officer from 2002 through the company’s sale in 2008 for $250 million. Under Mr. Rosenzweig’s leadership as CEO, PeopleSupport went public in an IPO, was ranked by Fortune as the 9th fastest growing small public company in the U.S. and was named employer of the year in the Philippines. Mr. Rosenzweig held a variety of management and entrepreneurial roles from 1985 to 2002. Mr. Rosenzweig has a B.S. in Industrial Engineering and an M.B.A. with honors every term, both from Northwestern University.

JOSHUA E. SCHECHTER, age 48, was elected as a member and Chairman of the Board in June 2016.  Mr. Schechter has also served as a director of Viad Corp (NYSE: VVI), an S&P SmallCap 600 international experiential services company, since April 2015, where he also serves as a member of its Corporate Governance & Nominating and Audit Committees. He also has severed as a director of SunWorks, Inc. since 2018 where he serves as a member of its Governance & Nominating Committee and its Compensation Committee, and previously served on its Audit Committee. Mr. Schechter has served as a director of Bed Bath & Beyond Inc. (NASDAQ: BBBY) since 2019, where he also serves as the Chairman of its Audit Committee. Mr. Schechter previously served as a director of Genesco (NASDAQ: GVO), a specialty retailer of branded footwear and accessories from April 2018 to June 2019. Mr. Schechter previously served on the Board of Directors of The Pantry, Inc. (formerly NASDAQ: PTRY), a leading independently operated convenience store chain in the southeastern United States and one of the largest independently operated convenience store chains in the country, where he was a member of its Corporate Governance & Nominating and Audit & Financial Committees, from March 2014 until the completion of its sale in March 2015. He previously served as a director of Aderans Co., Ltd. (TYO: 8170) (“Aderans”), a multi-national company engaged in hair-related business, and as the Executive Chairman of Aderans America Holdings, Inc., Aderans’ holding company in the United States, from August 2008 to May 2015. From 2001 to June 2013, Mr. Schechter served as Managing Director of Steel Partners Ltd., a privately owned hedge fund sponsor, and from 2008 to June 2013, Mr. Schechter served as co-President of Steel Partners Japan Asset Management, LP, a private company offering investment services. Mr. Schechter previously served on the Board of Directors of WHX Corporation (n/k/a Handy & Harman Ltd.) (NASDAQ: HNH), a diversified manufacturer of engineered niche industrial products with leading market positions in many of the markets it serves, from 2005 until 2008; and Puroflow, Inc. (n/k/a Argan, Inc.) (NYSE: AGX), a provider of a full range of power industry and telecommunications infrastructure services, from 2001 until 2003. Mr. Schechter earned an M.P.A in Professional Accounting, and a B.B.A from The University of Texas at Austin.

Names of Executive Officers and Biographical Information

The executive officers of the Company are:

Name	Age	Position
Lance Rosenzweig	58	President and Chief Executive Officer
Caroline Rook	63	Chief Financial Officer
Christine Kowalczyk	58	Chief Operating Officer

LANCE ROSENZWEIG. Please see Mr. Rosenzweig’s biography under “Names of Directors and Biographical Information.”

CAROLINE ROOK, age 63, was appointed to serve as Chief Financial Officer of the Company on October 12, 2020. Ms. Rook has served since 2013 as an independent financial consultant. Prior to that, Ms. Rook served from 2010-2013 as the Chief Financial Officer of 24/7 Card, a startup serving the underbanked in the US. In addition, she previously served from 2009-2010 as the Chief Financial Officer of Trident University, a private for-profit institution, and from 2002-2009 as the Chief Financial Officer of PeopleSupport, a business process outsourcing company. From 1992 to 2002, Ms. Rook held various positions with Acxiom Corporation and Sterling Software, Inc.

CHRISTINE KOWALCZYK, age 58, was appointed to serve as Chief Operating Officer of the Company on August 31, 2020. Ms. Kowalczyk previously served as the Chief Operating Officer of CBRE-FacilitySource, a facility management BPO company from April 2018 to August 2020. Prior to that, Ms. Kowalczyk served as the Senior Vice President of Connexions Loyalty, a business-to-consumer customer loyalty company from September 2017 to March 2018. From March 2015 to September 2017, Ms. Kowalczyk served as the Chief Customer Officer of Paycor Corporation, a human capital management SaaS company. From September 2003 to May 2015, Ms. Kowalczyk served in various management roles for Convergys Corporation, a BPO provider of multi-channel call center operations and voice of customer analytics services, including its VP of Program Management and Global Operations. Ms. Kowalczyk holds a B.S. in Accounting from Maryville University and is also a Certified Public Accountant.

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

https://corporate.support.com/pdf/Corporate_Governance_Guidelines.pdf

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

https://corporate.support.com/pdf/Code-of-Ethics-and-Business-Conduct.pdf

Director Independence

It is our policy that a majority of our directors be independent. The Board has determined that three of our five directors are independent, namely Brian Kelley, Bradley Radoff, and Joshua Schechter, based on the listing standards of the NASDAQ Capital Market (“Nasdaq”) and applicable laws and regulations. Our Board has also determined that the only directors who are not independent are Lance Rosenzweig, who is the Company’s President and Chief Executive Officer, and Richard Bloom, who is the Company’s previous President and Chief Executive Officer.

Anti-Hedging Policy

In accordance with our insider trading policy, we do not permit any directors or employees, including the executive officers, to trade in any interest or position relating to the future price of Support.com securities, such as short-sales, market options, or other transactions on derivatives of our securities.

Anti-Pledging Policy

In accordance with our insider trading policy, we do not permit any directors or executive officers to enter into any new pledge or margin arrangements that use our Company’s stock as collateral for a loan or other purposes, except with the prior approval of the Nominating and Corporate Governance Committee based on the demonstrated financial ability of such director or executive officer.

Board Leadership and Risk Oversight

The Board has determined that having an independent director serve as Chairman of the Board is in the best interest of stockholders at this time. As a result, positions of Chairman of the Board and Chief Executive Officer are generally not held by the same person. This structure promotes active participation of the independent directors in setting agendas and establishing priorities for the work of the Board. While the Board believes its current leadership structure is appropriate at this time, the Board may determine in the future that the positions of Chairman of the Board and Chief Executive Officer should be held by the same individual on a regular basis.

The Board is primarily responsible for the oversight of risks that could affect the Company. This oversight is conducted in part through committees of the Board, as disclosed in the descriptions of each of the committees below and in the charters of each of the committees, but the full Board has retained responsibility for general oversight of risks. The Board satisfies this responsibility by requiring each committee chairman to regularly report to the Board regarding the committee’s considerations and actions, and by requiring officers responsible for the oversight of particular risks within the Company to report on a regular basis as well.

In addition to regular required reporting from committees and officers, the Board also consults with third-party advisors in order to maintain oversight of risks that could affect the Company, including reviews with the Company’s independent registered public accounting firm and compliance experts for internal controls and tax, as well as outside counsel, independent compensation consultants, insurance brokers and others. These advisors are consulted on a periodic basis and as particular issues arise in order to provide the Board with the benefit of independent expert advice and insights on risk-related matters.

The Board conducts regularly scheduled meetings throughout the year, and acts at special meetings and by unanimous written consent, as may be appropriate. During 2020, the Board held five (5) meetings. During their respective terms, all directors attended at least 75% of the aggregate number of meetings of the Board and of the committees on which such directors served in 2020. Director attendance at the Company’s Annual Meeting is encouraged but not required. All directors attended the 2020 Annual Meeting of stockholders.

Executive Sessions

Our independent directors meet at least four times per year in executive session without management or non-independent directors present.

Director Qualifications

The primary qualifications for service on the Board are a distinguished record of leadership and success, and an ability to make substantial contributions to the Board and Support.com. The Nominating and Corporate Governance Committee periodically reviews with the Board the appropriate skills and characteristics required of Board members and will continue to do so as the Company and its needs continue to change as the Board pursues its various strategic initiatives for driving stockholder value creation.

Additionally, the Nominating and Corporate Governance Committee has determined that it will consider a number of other factors, skills and characteristics in evaluating candidates for the Board, such as:

●
The candidate’s ability to comprehend our strategic goals and to help guide us towards the accomplishment of those goals;

●
The candidate’s history of conducting his/her personal and professional affairs with the utmost integrity and observing the highest standards of values, character and ethics;

●
The candidate’s time availability for in-person participation at board of directors and committee meetings;

●
The candidate’s judgment and business experience with related businesses or other organizations of comparable size;

●
The knowledge and skills the candidate would add to the board of directors and its committees, including the candidate’s knowledge of the SEC and Nasdaq regulations, and accounting and financial reporting requirements;

●
The candidate’s ability to satisfy the criteria for independence established by the SEC and Nasdaq;

●
The candidate’s business management and leadership experience;

●
The overall financial acumen of the candidate;

●
The candidate’s technical knowledge;

●
The candidate’s industry knowledge;

●
The functional experience of the candidate;

●
The risk management experience of the candidate;

●
The gender and cultural diversity of the candidate;

●
The makeup, skills and experience of the board as a whole; and

●
The interplay of the candidate’s experience with the experience of other board members.

Further, the Board believes that it should be a diverse body. Accordingly, specific consideration is given to, among other things, diversity of background and the experience a candidate would bring to the Board, as stated in the Guidelines. The Board defines “diversity” broadly for this purpose to include both professional and personal backgrounds, skills sets and business perspectives, as well as in terms of the Company’s standing policies promoting diversity and non-discrimination based on factors such as race, color, national origin, religion, sexual orientation and gender.

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

Committees of the Board of Directors

Our Board delegates certain responsibilities to committees of independent directors. The Board has a standing Nominating and Corporate Governance Committee, Compensation Committee, and Audit Committee. Members of these committees are selected by the Board upon the recommendation of the Nominating and Corporate Governance Committee. The charter of each of these standing Board committees is available through our website at:

https://corporate.support.com/about-us/investor-relations/corporate-governance/

Nominating and Corporate Governance Committee

The Nominating and Corporate Governance Committee’s primary functions are to seek and recommend to the Board qualified candidates for election or appointment to the Board; formulate and recommend Corporate Governance Guidelines and the Code of Ethics and Business Conduct; and to oversee matters of corporate governance, including the evaluation of the Board’s performance and processes and assignment of members to committees established by the Board.

During 2020, the members of the Nominating and Corporate Governance Committee were Brian Kelley, Joshua Schechter, and Bradley Radoff. The Board has determined that all members of the Nominating and Corporate Governance Committee meet the independence criteria set forth in the applicable Nasdaq listing standards. The Nominating and Corporate Governance Committee held five (5) meetings during 2020. The Board previously appointed Mr. Schechter as the Chairman of the Nominating and Corporate Governance Committee.

The Nominating and Corporate Governance Committee will consider director candidates recommended by our stockholders. Such nominations should be directed to the Nominating and Corporate Governance Committee, c/o Corporate Secretary, at our offices at: 777 S. Figueroa Street, Suite 4600, DPT #2009, Los Angeles, California 90017.

Audit Committee

The Audit Committee assists the Board in its general oversight of our financial reporting, internal controls and audit functions, and is directly responsible for the appointment, retention, compensation and oversight of the work of our independent registered public accounting firm. The Audit Committee’s primary functions are to approve the provision of all auditing services and to approve the terms and fees of all non-audit services provided by the independent registered public accounting firm; meet and consult with the independent registered public accounting firm; advise and assist the Board in evaluating the independent registered public accounting firm; reviewing the accounting principles and auditing practices and procedures to be used for our financial statements and related disclosures; review the Company’s consolidated financial statements to be included in filings with the SEC; preparing the audit committee report to be included in our annual proxy statement as required by the SEC; supervise the Ethics Committee’s review of related party transactions; and establish procedures for the receipt, retention and treatment of complaints received by the Company regarding accounting, internal controls or auditing matters.

During 2020, the members of the Audit Committee were Brian Kelley, Joshua Schechter, and Bradley Radoff. The Board has determined that (i) all members of the Audit Committee meet the independence criteria set forth in the applicable Nasdaq listing standards and the SEC for Audit Committee membership; (ii) Mr. Kelley is a financial expert as defined under the SEC rules; and (iii) each member of the Audit Committee is financially literate and has the requisite financial sophistication as required by the applicable Nasdaq listing standards. The Audit Committee held four (4) meetings during 2020. The Board previously appointed Mr. Kelley as the Chairman of the Audit Committee.

Compensation Committee

Our Compensation Committee’s principal responsibilities are to determine all compensation of the Company’s Chief Executive Officer and other officers who are reporting persons under Section 16 of the Securities Exchange Act (“Section 16 Officers”); act as plan administrator for our equity incentive plans; review the annual performance of the Chief Executive Officer; establish the terms and conditions of employment of the Chief Executive Officer and other officers; prepare the annual report on executive compensation for inclusion in the Company’s annual proxy; and provide guidance to the Chief Executive Officer for the annual performance appraisals of other Section 16 Officers. The Compensation Committee may, by resolution passed by a majority of the members of the Compensation Committee, designate one or more subcommittees, each subcommittee to consist of one or more members of the Compensation Committee and having powers as delegated by the resolutions of the Compensation Committee, but only to the extent permitted by applicable law or listing standard. Further, the Compensation Committee may delegate to the Company’s Chief Executive Officer the authority to make grants of equity awards under the Company’s stock plans to employees of the Company or any subsidiary thereof who are not members of the Board, the Chief Executive Officer or other Section 16 Officers.

During 2020, the members of the Compensation Committee were Joshua Schechter, Bradley Radoff and Brian Kelley. The Board has determined that all members of the Compensation Committee meet the independence criteria set forth in the applicable Nasdaq listing standards and the SEC for Compensation Committee membership. The Compensation Committee held five (5) meetings during 2020. The Board previously appointed Mr. Kelley as the Chairman of the Audit Committee.

Delinquent Section 16(a) Reports

Under the securities laws of the United States, Support.com’s directors, Section 16 Officers and any persons holding more than 10% of the Common Stock are required to report their initial ownership of Common Stock and any subsequent changes in that ownership to the SEC. Specific due dates for these reports have been established and we are required to identify in this Amendment those persons who failed to timely file these reports. Based solely on a review of Forms 3, 4 and 5 and any amendments thereto furnished to us, we believe that all of the Section 16 filing requirements were timely satisfied for 2020.

Item 11. Executive Compensation.

Executive Officer Compensation

COMPENSATION DISCUSSION AND ANALYSIS

The following discussion and analysis explains our executive compensation program and policies for our executives listed in the Summary Compensation Table below. We refer to these senior executives as our “Named Executive Officers.”

Name	Title
Christine Kowalczyk (1)	Chief Operating Officer
Caroline Rook (2)	Chief Financial Officer
Lance Rosenzweig (3)	President and Chief Executive Officer
Richard Bloom (4)	Former President and Chief Executive Officer

(1)
On August 31, 2020, the Board appointed Christine Kowalczyk as Chief Operating Officer of the Company.

(2)
On October 12, 2020, the Board appointed Caroline Rook as Chief Financial Officer of the Company.

(3)
On August 10, 2020, the Board appointed Lance Rosenzweig as President and Chief Executive Officer of the Company. Mr. Rosenzweig was also appointed to serve as a director on the Board on August 10, 2020.

(4)
Effective August 10, 2020, Mr. Bloom ceased serving as our President and Chief Executive Officer but continued as our Principal Accounting Officer until October 9, 2020. Mr. Bloom continues to serve as a member of the Company’s Board of Directors.

Consideration of 2020 Say-on-Pay Voting Results

At our 2020 annual meeting of stockholders, approximately 97% of votes cast were in favor of our “say-on-pay” proposal. The Compensation Committee considered the 2020 say-on-pay voting results at its meetings, and the Compensation Committee believes the voting results demonstrate significant support for our Named Executive Officer compensation program – particularly our decision to freeze salaries and bonus opportunities until the Company returns to profitability – and, as a result, the Compensation Committee made similar decisions in 2020.

Executive Compensation Philosophy and Objectives

The Compensation Committee determined that base salaries of $480,000, $250,000 and $250,000 per year would be appropriate for Mr. Rosenzweig, Ms. Rook and Ms. Kowalczyk in their respective roles as President and Chief Executive Officer, Chief Financial Officer and Chief Operating Officer and the Committee will re-visit total compensation as appropriate. Until he ceased to be an employee on October 9, 2020, Mr. Bloom was paid a base salary of $480,000 per year, which the Compensation Committee determined to be appropriate.

Our executive compensation program is designed to attract and retain talented executives that will lead the Company in achieving its business goals and objectives and in creating long-term stockholder value. In keeping with our philosophy of aligning pay with performance, a significant portion of our Named Executive Officers’ compensation is “at risk” and comprised of both short-term performance-based cash incentives (“MBOs”) and long-term equity awards. For us, “at risk” compensation consists of incentive cash compensation that is directly linked to performance against quarterly objectives set by the Compensation Committee, and interests in stock option grants priced at or above the closing price of a share of Common Stock on Nasdaq on the date of grant and vesting over multi-year periods or in some cases upon achievement of performance milestones.

The principal elements of our executive compensation program are:

●      base salary;

●      short-term, performance-based cash incentive awards;

●      long-term, equity-based awards; and

●      other benefits customary for our peer group.

We believe that short-term cash incentives are an important and effective way to align Named Executive Officer pay with Company performance because short-term cash incentives are earned only when our Named Executive Officers contribute to the achievement of our specific short-term business objectives.

We also believe long-term stock option grants are particularly effective as a means of aligning the interests of our Named Executive Officer with those of our stockholders as these awards are designed to drive both long-term Company performance and retention of our key executives because the option awards will not deliver any return to our Named Executive Officer unless our stock price increases after the time the award is made.

The Role of Management in Compensation Decisions

During his tenure as our Chief Executive Officer, Mr. Bloom made recommendations to the Compensation Committee regarding individual compensation adjustments for senior employees, other than himself, based on market data, Company performance and individual performance, and Mr. Rosenzweig continues to make similar recommendations in his role as Chief Executive Officer. During his tenure as our Chief Executive Officer, Mr. Bloom also made recommendations regarding incentive compensation measures to align compensation with our corporate objectives, and Mr. Rosenzweig continues to make similar recommendations in his role as Chief Executive Officer. Neither Mr. Bloom nor Mr. Rosenzweig makes recommendations about their own compensation nor participates in the Compensation Committee’s discussions regarding their compensation.

Analysis of 2020 Executive Compensation Decisions and Actions

Base Salary

Base salary is the baseline cash compensation that we pay to our Named Executive Officer throughout the year. Base salaries are reviewed annually by the Compensation Committee along with other elements of executive compensation. Prior to August 10, 2020, Mr. Bloom served as our President and Chief Executive Officer and the Compensation Committee determined that a salary of $480,000 per year would be appropriate for Mr. Bloom. Mr. Rosenzweig was appointed as our President and Chief Executive Officer on August 10, 2020 and the Compensation Committee determined that a salary of $480,000 per year would be appropriate for Mr. Rosenzweig as discussed above. Ms. Kowalczyk was appointed as our Chief Operating Officer on August 31, 2020 and the Compensation Committee determined that a salary of $250,000 per year would be appropriate for Ms. Kowalczyk. Ms. Rook was appointed as our Chief Financial Officer on October 12, 2020 and the Compensation Committee determined that a salary of $250,000 per year would be appropriate for Ms. Rook.

The annual base salary rates for our Named Executive Officers for 2020 are set forth in the table below:

Name	2020 Base Salary
Christine Kowalczyk	$250,000
Caroline Rook	$250,000
Lance Rosenzweig	$480,000
Richard Bloom	$480,000

Short-Term, Performance Based Cash Incentive Awards

We paid short-term performance-based cash incentives in 2020 under our Executive Incentive Compensation Plan to attract and retain talented executives who help us achieve our business objectives and align executive pay with achievement against near-term Company performance objectives. In determining appropriate target short-term cash incentive opportunities for each participant for 2020, the Compensation Committee assessed the same factors that were considered in determining 2020 base salaries and determined that current amounts were considered appropriate and no changes to short-term performance-based cash incentives were made. Neither Mr. Bloom nor Mr. Rosenzweig received any short-term cash performance incentive awards in 2020.

Actual payouts for our short-term cash incentive awards for employees, other than Mr. Bloom and Mr. Rosenzweig, were based on the achievement of specified financial targets and non-financial corporate and leadership objectives. The targets for bonuses were tied to Company adjusted net income targets and set at the beginning of 2020 for each quarter during 2020. Targets for bonuses that were tied to specific individual performance were set on a quarterly basis, subject to the Compensation Committee’s authority to adjust such targets. The Compensation Committee considers individual performance targets each quarter in order to keep the short-term performance-based incentives appropriate and effective at aligning this element of executive pay with the achievement of the Company’s near-term performance objectives. All objectives were designed to require strong performance from our employees and may result in payouts under target. For 2020, our short-term cash incentive award payout approach was as follows:

●      Incentive compensation for Company adjusted net income targets is paid on a straight-line sliding scale if the Company achieves between the minimum threshold of 85% (achievements under 85% received no payout) and the maximum achievement of 100% on a quarterly basis;

●      Targets specific to individual performance are not eligible for achievement levels above 100% of target, but could be assigned pro rata credit based on actual achievement on a straight-line sliding scale between 0% to 100%.

By establishing targets that are a percentage of base salary and capping payouts as described above, our program results in payouts which are a fraction of the employee’s base salary. The Compensation Committee determines in its sole discretion if, and to what extent, objectives are achieved, and incentive awards are payable based on the actual results of the period. Pursuant to the Executive Incentive Compensation Plan, the Compensation Committee reserves the right to amend or discontinue the short-term incentive program at any time in the best interests of the Company and to use negative discretion, where appropriate.

During 2020, neither Mr. Rosenzweig, our Named Executive Officer, nor Mr. Bloom participated in the MBO program.

Long-Term Equity Awards

We periodically provide long-term equity awards at the discretion of the Compensation Committee to our executive officers to encourage them to create long-term value for our stockholders through sustained performance. Equity compensation for executive officers is reviewed at least annually, but the frequency, type, and amount of long-term equity awards are made at the discretion of the Compensation Committee based on an assessment of overall compensation and grant date fair value of any new awards, performance, and the desired balance of compensation incentives going forward. Thus, grants in recent years have tended to vary year-to-year based on this overall assessment.

Subject to the terms of a stock option agreement and the Company’s 2014 Inducement Award Plan (“Inducement Plan”), the Compensation Committee approved a grant, effective on Mr. Rosenzweig’s employment start date of August 10, 2020 consisting of a time-vested stock option (“Time Vest Option”) in the amount of four hundred thousand (400,000) shares of Company common stock vesting monthly over a three (3) year period beginning on his start date, with an exercise price of $1.61 per share, the closing price of the Company’s common stock on August 10, 2020. Subject to his delivery of an effective release of claims, vesting will accelerate: (a) with respect to the number of shares that would vest within an additional three (3) months upon Mr. Rosenzweig’s involuntary termination as defined in his offer letter (“Involuntary Termination”) within two years following his employment start date, or six (6) months if his Involuntary Termination is more than two years after his start date, and (b) as to one hundred percent (100%) of the then-unvested shares upon his Involuntary Termination on or within twelve months following a change of control (as defined in the Inducement Plan).

Subject to the terms of a stock option agreement and the Company’s Third Amended and Restated 2010 Equity and Performance Incentive Plan (“Stock Plan”), the Compensation Committee approved a grant effective on August 10, 2020 consisting of a performance-based stock option (“Performance Option”) to purchase six hundred thousand (600,000) shares of the Company’s common stock with an exercise price of $1.61 per share, the closing price of the Company’s common stock on August 10, 2020.

As a condition of the Performance Option, the following performance targets (“Performance Targets”) and service vesting conditions apply, both of which must be satisfied during the term of the Performance Option:

(a)    The performance requirement will be satisfied either: (i) on the date as of which the average daily closing price of the Company’s common stock on the Nasdaq Stock Market for the ten (10) consecutive business days through and including such date equals or exceeds one hundred and fifty percent (150%) of the exercise price of the Performance-Based Option, or $2.415 per share (the “Premium Price”), or (ii) the closing date of a change of control (as defined in the Stock Plan) in which the price paid per share of common stock in the transaction equals or exceeds the Premium Price. If the performance requirement is not satisfied on or before the closing of a change of control, the Performance Option will be forfeited in full. If the performance requirement is not satisfied on or before Mr. Rosenzweig’s termination of employment, or within three (3) months following his Involuntary Termination subject to his delivery of an effective release of claims, the Performance Option will be forfeited in full.

 (b)    The service vesting requirement will be satisfied monthly over a three (3) year period beginning on August 10, 2020 subject to Mr. Rosenzweig’s continued employment through each service vesting date. Subject to his delivery of an effective release of claims, service vesting will accelerate: (i) with respect to the number of shares that would vest within an additional three (3) months upon his Involuntary Termination within two years following his employment start date, or six (6) months if his Involuntary Termination is more than two years after his start date, and (ii) as to one hundred percent (100%) of the then-unvested shares upon his Involuntary Termination on or within twelve months following a change of control.

The Time Vest Option and the Performance Option will also provide for one hundred percent (100%) acceleration of service vesting upon a change of control (as defined in the applicable plan) to the extent such options will not be continued, assumed or substituted and would otherwise be terminated without consideration upon the closing of the change of control; provided, however, that if the performance requirement is not satisfied on or before the closing of the change of control, the Performance Option will be forfeited in full.

As our Chief Financial Officer, Ms. Rook received a grant of one hundred thousand (100,000) non-qualified stock options on October 12, 2020 with an exercise price of $1.72. These stock options vest monthly on the anniversary of Ms. Rook’s employment start date over a four (4) year period.

As our Chief Operating Officer, Ms. Kowalczyk received a grant of one hundred thousand (100,000) non-qualified stock options on September 11, 2020 with an exercise price of $1.97. These stock options vest monthly on the anniversary of Ms. Kowalczyk’s employment start date over a four (4) year period.

Other Benefits

We also provide our Named Executive Officers with certain employee benefits that are generally consistent with both the employee benefits we provide to all of our employees and that are provided by other employers in Silicon Valley. These benefits consist of a tax-qualified defined contribution plan, which we refer to as our 401(k) plan (to which we do not make any employer contributions), health benefits, life insurance benefits, and other welfare benefits.  We do not provide any special employee benefits to our Named Executive Officers other than life insurance coverage equal to two times the individual’s salary, with a cap of $500,000 per person. This type of life insurance coverage is also available to each of our U.S. exempt employees. In addition, we provide our Named Executive Officers a reimbursement and gross-up for commuting expenses. Our U.S. employees who hold a non-exempt position receive life insurance coverage equal to one times the individual’s salary, with a cap of $50,000 per person.

Tax Implications of Compensation Policies

Section 162(m)

Section 162(m) of the Internal Revenue Code of 1986, as amended (the “Code”) generally places a limit of $1,000,000 on the amount of compensation we may deduct for federal income tax purposes in any one year with respect to the compensation we pay to certain of our most highly compensated officers. In order to maintain flexibility in compensating our covered employees (as determined under 162(m)) in a manner designed to promote achievement of Company goals, the Compensation Committee considers the Section 162(m) impact of its compensation decisions but does not necessarily limit executive compensation to that which is deductible under Section 162(m) of the Code.

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

We did not provide any of our executive officers, including any named executive officer, any director, or any other service provider with a “gross-up” or other reimbursement payment for any tax liability that the individual might owe as a result of the application of sections 280G or 4999, and we have not agreed and are not otherwise obligated to provide any individual with such a “gross-up” or other reimbursement as a result of the application of sections 280G and 4999.

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

Employment Arrangements, Termination of Employment Arrangements and Change of Control Arrangements

Lance Rosenzweig

Mr. Rosenzweig assumed the title of President and Chief Executive Officer on August 10, 2020. In connection with his employment, we entered into an offer letter with Mr. Rosenzweig which provides for him to receive an annual base salary of $480,000. Pursuant to the terms of his offer letter, Mr. Rosenzweig received a bonus for 2020 in the form of a stock grant of 100,000 shares of common stock of the Company in January 2021, subject to applicable withholding taxes. The offer letter also provides that if Mr. Rosenzweig is terminated by the Company without “cause” (other than for death or disability) or resigns for “good reason”, as such terms are defined in the offer letter, he will be entitled to receive (i) a lump sum cash severance payment equal to 50% of his then current annual base salary (or 100% of his then current annual base salary if the termination occurs more than two years after his start date), (ii) payment of COBRA premium costs for twelve months (up to the monthly amount we were paying as the employer-portion of health care premiums prior to termination of employment), and (iii) a pro-rata portion of his actual bonus for the fiscal year in which the termination occurs as determined by our Board based on actual performance for such year (with such proration being based on the number of days worked during the fiscal year of termination). Payment of the severance benefits under the offer letter is subject to Mr. Rosenzweig’s execution and delivery of an effective release of claims.

Caroline Rook

Ms. Rook assumed the title of Chief Financial Officer on October 12, 2020. In connection with her employment, we entered into an offer letter with Ms. Rook. Our arrangement with Ms. Rook provides for her to receive an annual base salary of $250,000 and an annual short-term cash incentive target of thirty percent (30%) of base salary. In addition, Ms. Rook has been granted stock options, as reflected in the outstanding equity awards table below.

Christine Kowalczyk

Ms. Kowalczyk assumed the title of Chief Operating Officer on August 31, 2020. In connection with her employment, we entered into an offer letter with Ms. Kowalczyk. Our arrangement with Ms. Kowalczyk provides for her to receive an annual base salary of $250,000 and a bonus under our Executive Incentive Compensation Plan with a target amount of thirty percent (30%) of base salary. The Executive Incentive Compensation Plan has a corporate performance component and an individual management by objectives (MBO) component. We also agreed to pay a sign-on bonus of $25,000 in cash, grossed up, payable in the first regular payroll after Ms. Kowalczyk’s start date. If Ms. Kowalczyk voluntarily resigns from her position within the first year of her employment, she will be required to return a pro-rata portion of the sign-on bonus.

We have entered into an offer letter addendum with each of Caroline Rook and Christine Kowalczyk, which among other things, specifies the severance payments and/or benefits to be provided upon termination of employment in certain circumstances. Each such offer letter addendum provides that if the executive is terminated by Support without “cause” (other than for death or disability) or resigns for “good reason”, as such terms are defined in the offer letter addendum, and executes and delivers an effective release of claims, the executive will be entitled to receive an amount equal to three (3) months of the executive’s then current annual base salary, payable in equal amounts on regular pay dates following the date that the release of claims becomes effective.

Rick Bloom

Effective on August 10, 2020, Rick Bloom stepped down as the Company’s President and Chief Executive Officer. Mr. Bloom remained the Company’s Principal Accounting Officer for a transition period of sixty (60) days until October 9, 2020 (the “Transition Period”). Mr. Bloom continues to serve on the Company’s Board of Directors. On August 10, 2020, the Company and Mr. Bloom executed a Separation and Release Agreement (the “Separation Agreement”).

During the Transition Period, Mr. Bloom’s base salary remained at the same rate as it was on the August 10, 2020, and Mr. Bloom continued to be eligible for the Company’s standard employee benefits (other than equity awards). Pursuant to the Separation Agreement, the Company paid Mr. Bloom $200,000 subject to required tax withholdings on August 18, 2020. In addition, in exchange for Mr. Bloom’s delivery of a supplemental release upon completion of the Transition Period, the Company provided Mr. Bloom with a lump sum payment equal to $6,007, which represents the cost of six (6) months of COBRA continuation coverage premiums for Mr. Bloom and his family, less the amount of premiums that Mr. Bloom would have paid if he were an active employee during such period.

2020 Summary Compensation Table

The following table shows compensation information for 2020, 2019 and 2018 for our Named Executive Officers.

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)(1)	Option Awards ($)(1)	Non-Equity Incentive Plan Compensation ($)(2)	All Other Compensation ($)(3)	Total($)
Lance Rosenzweig (4) President and Chief Executive Officer	2020	184,615	215,000(5)	50,000	701,200	-	99	1,150,915
Caroline Rook (6) Chief Financial Officer	2020	52,885	-	-	69,660	16,508	91	139,114
Christine Kowalczyk (7) Chief Operating Officer	2020	81,731	46,586	-	79,470	25,027	89	232,904
Richard Bloom (8)	2020	443,077	-	50,000	-	-	225,780(9)	718,857
Former President and	2019	480,000	-	50,000	-	-	50,024	580,024
Chief Executive Officer	2018	480,000	-	50,000	251,204	-	53,239	834,443

(1)
The amounts disclosed represent the grant date fair value of awards computed in accordance with ASC Topic 718, Compensation – Stock Compensation, excluding the effect of certain forfeiture assumptions. We estimate the fair value of stock options granted using the Black-Scholes option pricing model. This pricing model requires a number of complex assumptions including volatility, expected term, risk-free interest rate, and expected dividends. For more information about the assumptions used, please refer to our audited consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2020.

(2)
The amounts disclosed under Non-Equity Incentive Plan Compensation reflect payouts under the Company’s quarterly incentive plan, as approved by the Compensation Committee of the Board of Directors. Payouts for earned awards were made both in 2020 and 2021.

(3)
Our employees may participate in our 401(k) plan, which is a tax-qualified defined contribution plan. We do not provide any matching contributions on any employee’s contribution to the 401(k) plan. The amounts disclosed in this column include life insurance premiums for term life insurance consisting of 2x base salary with a cap of $500,000 for each Named Executive Officer.

(4)
Mr. Rosenzweig joined the Company on August 10, 2020.

(5)
This amount reflects the bonus payment that Mr. Rosenzweig’s earned in 2020, which consisted of 100,000 shares of common stock issued to Mr. Rosenzweig on January 25, 2021. The value of this bonus is computed by multiplying (i) $2.15, the closing price per share of our common stock on the NASDAQ Market on January 25, 2021 by (ii) the number of shares of stock.

(6)
Ms. Rook joined the Company on October 12, 2020.

(7)
Ms. Kowalczyk joined the Company on August 31, 2020.

(8)
Effective August 10, 2020, Mr. Bloom ceased serving as our President and Chief Executive Officer.

(9)
Includes $200,000 attributable to a cash severance payment, $6,007 attributable to the lump sum payment that Mr. Bloom received to subsidize his COBRA continuation coverage premiums in connection with his separation from employment, and $19,773 attributable to gross-up and reimbursement costs. For a summary of fees paid to Mr. Bloom as a non-employee director, please see the Director Compensation Table.

2020 Grants of Plan-Based Awards Table

The following table sets forth certain information with respect to grants of plan-based awards in 2020 to our Named Executive Officers, including short-term cash incentive awards and equity awards. Stock options were granted to our Named Executive Officers in 2020 under the 2010 Stock Plan and the 2014 Inducement Award Plan. All stock options were granted with an exercise price equal to the closing price of a share of Common Stock on NASDAQ on the date of the grant.

Name	Grant Date	Threshold ($)	Estimated Future Payouts Under Non-Equity Incentive Plan Awards (1) Target($)	Maximum ($)	All Other Option Awards: Number of Securities Underlying Options and Units (#)	Exercise or Base Price of Option Awards ($)	Grant Date Fair Value of Stock and Option Awards ($)(2)
Lance Rosenzweig (3)
Option(4)	8/10/2020	-	-	-	600,000	1.61	510,000
Option	8/10/2020	-	-	-	400,000	1.61	191,200
RSU (5)	9/11/2020	-	-	-	25,380	-	50,000
Caroline Rook (6)
Option	10/12/2020	-	-	-	100,000	1.72	69,660
MBO	-	14,032	16,508(7)	16,508	-	-	-
Christine Kowalczyk (8)
Option	9/11/2020	-	-	-	100,000	1.97	79,470
MBO	-	5,335	6,277(9)	6,277	-	-	-
MBO	-	15,938	18,750(10)	18,750	-	-	-
Richard Bloom (11)
RSU (5)	9/11/2020	-	-	-	25,380	-	50,000

 (1) For 2020 we defined Company and/or individual objectives for our Named Executive Officers on a quarterly basis. Payouts were based on the achievement of EBITDA targets, adjusted for certain non-cash and non-operational activities, as approved by the Compensation Committee. Additional information is reflected in the discussion of “Short-Term, Performance-Based Cash Incentive Awards” above.

(2) The amounts disclosed represent the grant date fair value of awards computed in accordance with ASC Topic 718, Compensation – Stock Compensation, excluding the effect of certain forfeiture assumptions. We estimate the fair value of stock options granted using the Black-Scholes option pricing model. This pricing model requires a number of complex assumptions including volatility, expected term, risk-free interest rate, and expected dividends. For more information about the assumptions used, please refer to our audited consolidated financial statements. The grant date fair value of all RSU awards is determined by multiplying the number of units granted by the closing price of our Common Stock on the grant date.

(3) Mr. Rosenzweig joined the Company on August 10, 2020.

(4) This stock option grant is subject to both a service requirement and a performance requirement. The performance requirement will be satisfied either: (i) on the date as of which the average daily closing price of the Company’s common stock on the Nasdaq Stock Market for the ten (10) consecutive business days through and including such date equals or exceeds $2.415 per share (the “Premium Price”), or (ii) the closing date of a change of control (as defined in the Stock Plan) in which the price paid per share of common stock in the transaction equals or exceeds the Premium Price.

(5) These RSUs were granted in connection with Mr. Rosenzweig’s and Mr. Bloom’s service on the Board, see “Director Compensation” below. These RSUs vest 100% after one year from the grant date subject to continued service.

(6) Ms. Rook joined the Company on October 12, 2020.

(7) This amount reflects Ms. Rook’s target Q4 bonus, which was based on 30% of her base salary payable during such quarter, pro-rated for her period of employment during such quarter. This bonus was paid at target in March 2021, in the amount of $16,508.

(8) Ms. Kowalczyk joined the Company on August 31, 2020.

(9) This amount reflects Ms. Kowalczyk’s target Q3 bonus, which was based on 30% of her base salary payable during such quarter, pro-rated for her period of employment during such quarter. This bonus was paid at target, in the amount of $6,277.

(10) This amount reflects Ms. Kowalczyk’s target Q4 bonus, which was based on 30% of her base salary payable during such quarter. This bonus was paid at target in March 2021, in the amount of $18,750.

(11) Effective August 10, 2020, Mr. Bloom ceased serving as our President and Chief Executive Officer.

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

Outstanding Equity Awards at 2020 Fiscal Year-End Table

The following table summarizes the number of securities underlying outstanding equity awards for our Named Executive Officers as of December 31, 2020:

	Option Awards (1)					Stock Awards (1)
Name	Grant Date	Number of Securities Underlying Unexercised Options Exercisable (#)	Number of Securities Underlying Unexercised Options Unexercisable (#)	Option Exercise Price ($)	Option Expiration Date	Grant Date	Number of Shares or Units of Stock that Have Not Vested (#)	Market Value of Shares or Units of Stock that Have Not Vested($)
Lance Rosenzweig (2)	8/10/2020 (3)	77,777	322,223	1.61	8/10/2030	9/11/2020	25,380(4)	55,836(5)
Lance Rosenzweig (2)	8/10/2020 (6)	-	600,000	1.61	8/10/2030	-	-	-
Caroline Rook (7)	10/12/2020 (8)	4,166	95,834	1.72	10/12/2030	-	-	-
Christine Kowalczyk (9)	9/11/2020 (8)	8,333	91,667	1.97	9/11/2030	-	-	-
(1)
Unless otherwise indicated, these grants are made pursuant to the Company’s Third Amended and Restated 2010 Stock Plan.

(2)
Mr. Rosenzweig joined the Company on August 10, 2020.

(3)
These options were granted pursuant to the Company’s 2014 Inducement Award Plan. One thirty-sixth (1/36th) of these options vest each month over the three (3) year period beginning on August 10, 2020, subject to continued employment. If applicable, vesting accelerates as provided in, and subject to the terms and conditions of, Mr. Rosenzweig’s award agreement.

(4)
These RSUs vest 100% after one year from the grant date subject to continued service.

(5)
Market value of shares or units of stock that have not vested is computed by multiplying (i) $2.20, the closing price per share of our common stock on the NASDAQ Market on December 31, 2020, the last trading day of 2020, by (ii) the number of shares or units of stock.

(6)
This stock option grant is subject to both a service requirement and a performance requirement. The service vesting requirement will be satisfied monthly over a three (3) year period beginning on August 10, 2020 subject to Mr. Rosenzweig’s continued employment through each service vesting date. The performance requirement will be satisfied either: (i) on the date as of which the average daily closing price of the Company’s common stock on the Nasdaq Stock Market for the ten (10) consecutive business days through and including such date equals or exceeds $2.415 per share (the “Premium Price”), or (ii) the closing date of a change of control (as defined in the Stock Plan) in which the price paid per share of common stock in the transaction equals or exceeds the Premium Price. If applicable, vesting accelerates as provided in, and subject to the terms and conditions of, Mr. Rosenzweig’s award agreement.

(7)
Ms. Rook joined the Company on October 12, 2020.

(8)
One forty-eighth (1/48th) of these options vest each month on the anniversary of the Named Executive Officer’s employment start date over a four (4) year period.

(9)
Ms. Kowalczyk joined the Company on August 31, 2020.

 2020 Option Exercises and Stock Vested

The following table provides information about RSU awards vested for our Named Executive Officers during 2020. No Named Executive Officers exercised stock options during 2020.

	Stock Awards
Name	Number of Securities Acquired on Vesting (#)	Value Realized on Vesting ($) (1)
Richard Bloom	60,837	95,514

(1)
 Represents the amounts realized based on the fair market value of the Company’s Common Stock on the applicable vesting date.

Pension Benefits and Nonqualified Deferred Compensation

We do not maintain any nonqualified deferred compensation plans, defined benefit plans, pension plans or other plans with specified retirement benefits for our Named Executive Officer or our employees. We do provide our employees with the opportunity to participate in our 401(k) plan, which is a tax-qualified defined contribution plan. We do not provide for any matching contributions with respect to our employees’ contributions to the 401(k) plan. We also do not maintain any nonqualified deferred compensation plans, defined benefit plans or other plans with specified retirement benefits for our Named Executive Officer or our employees.

Potential Payments upon Termination or Change-in-Control

During 2020, we were party to employment and stock option contracts and arrangements with our Named Executive Officers. Under these contracts and arrangements, we are obligated to provide our Named Executive Officers with certain payments or other forms of compensation if their employment with us is terminated under certain conditions. The forms of such termination that would trigger additional payments or compensation include involuntary termination without cause and/or resignation for good reason, including, for Mr. Rosenzweig, following a change of control.

As of December 31, 2020, Mr. Rosenzweig, Ms. Rook and Ms. Kowalczyk were the only Named Executive Officers of the Company. The tables below reflect the estimated amounts of payments or compensation of our Named Executive Officers serving as of December 31, 2020 may receive under particular circumstances in the event of termination of such Named Executive Officer’s employment. The first table below was prepared as though our Named Executive Officers had been terminated involuntarily without cause on December 31, 2020, the last business day of 2020. The second table below was prepared as though our Named Executive Officer had been terminated involuntarily without cause on December 31, 2020, the last business day of 2020, within 12 months of a change-in-control of the Company and assumes that the price per share of Common Stock equals $2.20, which was the closing price of a share of Common Stock December 31, 2020 as reported on Nasdaq. For more information about these agreements and arrangements, including the duration for payments or benefits received under these agreements and arrangements, see “Compensation Discussion and Analysis—Employment Arrangements, Termination of Employment Arrangements and Change of Control Arrangements” above. To the extent payments or benefits are required, we will provide all such payments and benefits under the agreements.

Involuntary Termination
Name	Salary Continuation	Cash-Based Incentive Award	Continuation of Health & Welfare Benefits (1)	Value of Unvested and Accelerated Equity Grants (2)	Excise Tax & Gross-Up	Total
Lance Rosenzweig	$240,000	$215,000	$4,044	$49,166	-	$508,210
Caroline Rook	$62,500	-	-	-	-	$62,500
Christine Kowalczyk	$62,500	-	-	-	-	$62,500

(1)
This amount is attributable to the payment of COBRA premium costs for twelve months (up to the monthly amount the Company was paying as the employer-portion of health care premiums prior to termination of employment).

(2)
This amount reflects the value of 33,333 additional options, equivalent to three (3) months of additional vesting, that would vest pursuant to Mr. Rosenzweig’s Time Vest Option, less the aggregate exercise prices of such options. This amount also includes the value of 50,000 additional options, equivalent to three (3) months of additional vesting, that would vest pursuant to Mr. Rosenzweig’s Performance Option, less the aggregate exercise prices of such options. While the Performance Targets applicable to the Performance Option had not been satisfied as of December 31, 2020, this calculation assumes that the Performance Targets would have been achieved within three months following Mr. Rosenzweig’s Involuntary Termination and vesting would have occurred pursuant to the terms of his award agreement.

Involuntary Termination Following a Change-in-Control

Name	Salary Continuation	Cash-Based Incentive Award	Continuation of Health & Welfare Benefits (1)	Value of Unvested and Accelerated Equity Grants (2)	Excise Tax & Gross-Up	Total
Lance Rosenzweig	$240,000	$215,000	$4,044	$563,778	-	$1,022,822
Caroline Rook	$62,500	-	-	-	-	$62,500
Christine Kowalczyk	$62,500	-	-	-	-	$62,500

(1)
This amount is attributable to the payment of COBRA premium costs for twelve months (up to the monthly amount the Company was paying as the employer-portion of health care premiums prior to termination of employment).

(2)
This amount reflects the value of 355,556 additional options that would vest pursuant to Mr. Rosenzweig’s Time Vest Option, less the aggregate exercise prices of such options. This amount also includes the value of 600,000 options that would vest pursuant to Mr. Rosenzweig’s Performance Option, less the aggregate exercise prices of such options. While the Performance Targets applicable to the Performance Option had not been satisfied as of December 31, 2020, this calculation assumes that the Performance Targets would have been achieved within three months following Mr. Rosenzweig’s Involuntary Termination and vesting would have occurred pursuant to the terms of his award agreement.

Death or Disability

The Company pays the premiums for life insurance and accidental death and dismemberment policies for each Named Executive Officer, which are included in the “All Other Compensation” section of the “Summary Compensation Table.”  The amount of each such policy is equal to two times the base salary of the U.S. based qualified employee with a cap of $500,000. If a Named Executive Officer’s termination was due to his or her death, the officer’s beneficiary or beneficiaries would be paid two times the amount of the base salary with a cap of $500,000 under the life insurance policy and an additional amount equal to two times the base salary with a cap of $500,000 under the accidental death and dismemberment policy, if the Named Executive Officer’s death was caused by an accident.

Pay Ratio Disclosure

In August 2015, pursuant to a mandate of the Dodd-Frank Wall Street Reform and Consumer Protection Act, the SEC adopted a rule requiring annual disclosure of the ratio of the median employee’s annual total compensation to the total annual compensation of the principal executive officer. In 2020, for purposes of determining the pay ratio, Mr. Rosenzweig had an annual total compensation of $1,446,300. Our median employee’s annual total compensation for 2020 was $21,840. As a result, we estimate that Mr. Rosenzweig’s 2020 annual total compensation was approximately sixty-six (66) times that of our median employee.

The SEC’s rules for identifying the median compensated employee and calculating the pay ratio based on that employee’s annual total compensation allow companies to adopt a variety of methodologies, to apply certain exclusions, and to make reasonable estimates and assumptions that reflect their employee populations and compensation practices. As a result, the pay ratio reported by other companies may not be comparable to the pay ratio reported above, as other companies have different employee populations and compensation practices and may utilize different methodologies, exclusions, estimates and assumptions in calculating their own pay ratios.

The reported pay ratio reported is a reasonable estimate calculated in a manner consistent with SEC rules based on our payroll and employment records and the methodology described below. For these purposes, we identified the median compensated employee using base salary and bonus paid from January 1, 2020 through December 31, 2020, which we annualized for any employee who did not work for the entire year.

Director Compensation

We compensate our independent, non-employee directors for serving on our Board. Our Board reviews from time to time the compensation we pay to our non-employee directors and recommends, as appropriate, adjustments to such compensation. The compensation we pay to our non-employee directors consists of two components: equity and a cash retainer.

Equity. Each continuing non-employee director receives an annual grant of restricted stock units (“RSUs”) under our 2010 Stock Plan. The total number of shares of Common Stock subject to each director RSU grant is equal to $50,000 divided by the closing price of a share of Common Stock on Nasdaq on the date of grant, rounded down to the next full share, or such other amount as may be determined by the Board at the time of the grant. RSUs granted to non-employee directors vest on the one-year anniversary of the date of grant. All equity grants to non-employee directors vest in accordance with the terms of the agreement upon a change of control in conjunction with certain terminations of service.

In 2020, the annual grant of RSUs to our non-employee directors resulted in a grant of 25,380 RSUs. In 2020, Mr. Rosenzweig also received the same grant of 25,380 RSUs for his service as director, as included in the 2020 Summary Compensation Table.

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

The following table sets forth a summary of the compensation paid to our non-employee directors for service in 2020. The compensation we paid to Mr. Rosenzweig for service as an employee director in 2020 is included in the 2020 Summary Compensation Table showing the compensation for our named executive officers.

2020 DIRECTOR COMPENSATION

Name	Fees Earned or Paid in Cash	Option Awards (1)	RSU Awards (2)	Total
Brian J. Kelley	$57,725	-	$50,000	$107,725
Bradley L. Radoff	$44,800	-	$50,000	$94,800
Joshua Schechter	$65,825	-	$50,000	$115,825
Richard Bloom	$6,766	-	$50,000	$56,766

(1)
There were no options granted to non-employee directors in 2020. Prior to becoming a non-employee director effective as of October 10, 2020, Mr. Bloom held 300,000 options. As of December 31, 2020, other than the 300,000 vested options held by Mr. Bloom, our non-employee directors held no options to purchase shares of Common Stock.

(2)
These amounts represent the aggregate grant date fair value computed in accordance with Accounting Standard Codification (“ASC”) Topic 718, Compensation – Stock Compensation, of the non-employee directors’ RSU awards in fiscal 2018, excluding the effect of certain forfeiture assumptions. See Note 1 to our consolidated financial statements in our Annual Report on Form 10-K for the fiscal year ended December 31, 2020 for details as to the assumptions used to determine the aggregate grant date fair values of the RSU awards. See also our discussion of stock-based compensation under “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Critical Accounting Policies and Estimates” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2020. Unvested RSUs that had been granted by us as director compensation representing the following number of shares of Common Stock: Mr. Kelley, 25,380 RSUs, Mr. Radoff, 25,380 RSUs; Mr. Schechter, 25,380 RSUs; and Mr. Bloom, 25,380 RSUs.

Compensation Committee Interlocks and Insider Participation

None of the Company’s named executive officers serves, nor at any time during 2020 served, as a member of the board or compensation committee of any other entity whose executive officer(s) serve as a member of the Company’s Board or Compensation Committee.

COMPENSATION COMMITTEE REPORT

The Compensation Committee has reviewed and discussed the Compensation Discussion and Analysis contained in this Proxy Statement with management. Based on the Compensation Committee’s review of, and discussions with management with respect to, the Compensation Discussion and Analysis, the Compensation Committee recommended to the Board that the Compensation Discussion and Analysis be included in this Proxy Statement.

THE COMPENSATION COMMITTEE:
Brian Kelley, Chairman
Bradley Radoff
Joshua E. Schechter

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Security Ownership of Certain Beneficial Owners and Management

The following table sets forth certain information as of April 6, 2021 with respect to the beneficial ownership of shares of Common Stock by: (i) each person (including any “group” as that term is used in Section 13(d)(3) of the Exchange Act) who is known by us to beneficially own more than 5% of the outstanding shares of our Common Stock; (ii) each of the Company’s named executive officers listed in the Summary Compensation Table under the section entitled “Executive Compensation”; (iii) each of our directors; and (iv) all directors and named executive officers of the Company as a group. On April 6, 2021, 24,089,111 shares of Common Stock were issued and outstanding. Ownership information is based on information furnished by the respective individuals or entities, as the case may be.

Name of Beneficial Owner	Shares of Common Stock Beneficially Owned (1)	Percent of Common Stock Outstanding (1)
5% or More Stockholders:
Greenidge Generation Holdings Inc. (2)	7,489,350	31.1%
210 Capital, LLC (3)	3,909,871	16.2%
BLR Partners LP (4)	1,301,874	5.4%
Kershner Trading Americas, LLC (5)	1,240,957	5.2%
Directors and Named Executive Officers (6):
Richard Bloom (7)	1,332,803	5.5%
Lance Rosenzweig (8)	349,999	1.4%
Joshua Schechter	151,823	*
Brian Kelley	118,490	*
Bradley Radoff (9)	1,712,030	7.1%
Caroline Rook (10)	14,583	*
Christine Kowalczyk (11)	16,667	*
All directors and named executive officers as a group	3,696,395	15.2%

*	Represents holdings of less than 1%.

(1)
To our knowledge, the persons named in the table have sole voting and dispositive power with respect to all shares of Common Stock shown as beneficially owned by them, subject to community property laws where applicable and the information contained in the other notes to this table. Beneficial ownership is determined in accordance with the rules and regulations of the SEC. Under such rules, beneficial ownership includes any shares as to which the entity or individual has sole or shared voting or investment power and also any shares that the entity or individual has the right to acquire through June 5, 2021 (within 60 days after April 6, 2021) through the exercise of any stock options or through the vesting of RSUs payable in shares. These shares, however, are not deemed outstanding for the purposes of computing the percentage ownership of any other person. Vested stock options subject to unmet market conditions are not included in these totals.

(2)
Based solely on information reported on a Schedule 13D filed with the SEC on March 26, 2021 by Greenidge Generation Holdings Inc., a Delaware corporation (“Greenidge”); Atlas Capital Resources (A9) LP, a Delaware limited partnership (“ACR”) and majority and controlling member of Greenidge; Atlas Capital GP LP, a Delaware limited partnership (“AC GP”) and general partner of ACR; Atlas Capital Resources GP LLC, a Delaware limited liability company (“ACR GP”) and general partner of AC GP; and Andrew M. Bursky and Timothy J. Fazio (together with Greenidge, ACR, AC GP and ACR GP, the “Greenidge Reporting Persons”), each a US citizen and Managing Partner of ACR GP, each of whom may be deemed to control Greenidge, ACR, AC GP and ACR GP. In connection with the execution of an Agreement and Plan of Merger dated March 19, 2021 by and among Support.com, Inc., Greenidge and GGH Merger Sub (the “Merger Agreement”), Greenidge entered into a Support Agreement with 210 Capital, LLC and Support.com’s directors and certain executive officers (collectively, the “Supporting Stockholders”), pursuant to which the Supporting Stockholders agreed, among other things, to vote all of their covered shares in favor of the transactions contemplated by the Merger Agreement and any matters as to which Support.com solicits proxies from stockholders in connection with the consummation of the transactions contemplated by the Merger Agreement. Other than those shares of Common Stock that may be deemed to be beneficially owned by operation of the Support Agreement, the Greenidge Reporting Persons do not beneficially own any shares of Common Stock. For purposes of Rule 13d-3 (“Rule 13d-3”) under the Exchange Act, however, as a result of entering into the Support Agreement, the Greenidge Reporting Persons may be deemed to possess shared voting power and shared dispositive power over, and therefore beneficially own for purposes of Rule 13d-3, the 7,489,350 shares of Common Stock beneficially owned by the Supporting Stockholders. Notwithstanding the foregoing, the Greenidge Reporting Persons hereby disclaim beneficial ownership of such shares of Common Stock the filing of its Schedule 13D shall not be construed as an admission that the Greenidge Reporting Persons are, for any or all purposes, the beneficial owners of the securities covered by its Schedule 13D. The mailing address for the Greenidge Reporting Persons is 590 Plant Road, Dresden, NY 14441.

(3)
Based solely on information reported on a Schedule 13D filed with the SEC on March 29, 2021 by 210 Capital, LLC, a Delaware limited liability company (“210 Capital”); Covenant RHA Partners, L.P., a Texas limited partnership (“RHA Partners”); CCW/LAW Holdings, LLC, a Texas limited liability company (“CCW Holdings”); RHA Investments, Inc., a Texas corporation (“RHA Investments”); Robert Alpert, a US citizen; and C. Clark Webb, a US citizen (collectively with 210 Capital, RHA Partners, CCW Holdings, RHA Investments and Mr. Alpert, the “210 Reporting Persons”). 210 Capital is the direct beneficial owners of 3,909,871 shares of Support.com Common Stock. 210 Capital is managed by its members RHA Partners and CCW Holdings. Mr. Webb has the power to director the affairs of CCW Holdings as its sole member. In addition, RHA Partners is managed by its general partner RHA Investments, and Mr. Alpert has the power to direct the affairs of RHA Investments as its President and sole shareholder. Each of RHA Partners, CCW Holdings, RHA Investments, Mr. Alpert and Mr. Webb declares that neither the filing of its Schedule 13D nor anything contained therein shall be construed as an admission that any such 210 Reporting Person is, for purposes of Section 13(d) or 13(g) of the Exchange Act, the beneficial owner of any securities directly held by 210 Capital. The mailing address of each of the Reporting Persons is 4514 Cole Avenue, Suite 1600, Dallas, Texas 75205.

(4)
Based solely on information reported on a Schedule 13D/A filed with the SEC on March 30, 2021. Consists of common stock beneficially owned directly by BLR Partners LP. BLR Partners LP reported sole voting power and sole dispositive power of 1,301,874 shares of common stock. BLRPart GP, as the general partner of BLR Partners LP, may be deemed the beneficial owner of the shares of common stock beneficially owned by BLR Partners LP. BLRGP, as the general partner of BLRPart GP, may be deemed the beneficial owner of the shares of common stock beneficially owned by BLR Partners LP. Fondren Management, as the investment manager of BLR Partners LP, may be deemed the beneficial owner of the shares of common stock beneficially owned by BLR Partners LP. FMLP, as the general partner of Fondren Management, may be deemed the beneficial owner of the shares of common stock beneficially owned by BLR Partners LP. Mr. Radoff, as the sole shareholder and sole director of each of BLRGP and FMLP may be deemed the beneficial owner of the shares of common stock beneficially owned by BLR Partners LP. The filing of its Schedule 13D/A shall not be deemed an admission by each of BLR Partners LP, BLRPart GP, BLRGP, Fondren Management, FMLP and Mr. Radoff that such persons are, for purposes of Section 13(d) of the Exchange Act, the beneficial owners of any securities of Support.com he or it does not directly own. Each such persons specifically disclaims beneficial ownership of the securities reported herein that he or it does not directly own. The mailing address for BLR Partners LP is 2727 Kirby Drive, Unit 29L, Houston, Texas 77098.

(5)
Based solely on information reported on a Schedule 13G filed with the SEC on April 5, 2021 by Kershner Trading Americas, LLC (“Kershner”). The mailing address for Kershner is 1825b Kramer Ln, Suite 200 Austin, Texas 78758.

(6)
The address of each director and named executive officer is Support.com, Inc., 1521 Concord Pike (US 202), Suite 301, Wilmington, DE 19803.

(7)
Based solely on information reported on a Schedule 13G/A filed with the SEC on April 1, 2021 by Mr. Bloom. Includes shares held directly by Mr. Bloom, a US citizen; and shares held (or deemed to be beneficially owned) by Bloom Family Investments Limited Partnership, a Nevada limited partnership; Bloom Family Management LLC, a Nevada limited liability company; Bloom Family 2004 Irrevocable Trust, a New York trust; and Bloom Family 2004 GP Trust, a New York trust. The filing of its Schedule 13G/A by each of Mr. Bloom, the Bloom Family Investments Limited Partnership, the Bloom Family Management LLC, the Bloom Family 2004 Irrevocable Trust and the Bloom Family 2004 GP Trust shall not be construed as an admission that any such persons or entities is the beneficial owner of any Support.com securities, except to the extent of such person or entity’s pecuniary interest therein. The mailing address for Mr. Bloom is c/o of Support.com, Inc., 1521 Concord Pike (US 202), Suite 301, Wilmington, CE 19803.

(8)
Includes (i) 22,222 shares of common stock subject to stock options granted to Mr. Rosenzweig under Support’s 2014 Inducement Award Plan and (ii) 150,000 shares of common stock subject to performance-based stock options granted to Mr. Rosenzweig under Support’s Third Amended and Restated 2010 Equity and Performance Incentive Plan (“Stock Plan”), in each case that are exercisable and releasable within 60 days.

(9)
Based solely on information reported on a Schedule 13D/A filed with the SEC on March 30, 2021. Includes common stock beneficially owned directly by BLR Partners LP. BLR Partners LP reported sole voting power and sole dispositive power of 1,301,874 shares of common stock. BLRPart GP, as the general partner of BLR Partners LP, may be deemed the beneficial owner of the shares of common stock beneficially owned by BLR Partners LP. BLRGP, as the general partner of BLRPart GP, may be deemed the beneficial owner of the shares of common stock beneficially owned by BLR Partners LP. Fondren Management, as the investment manager of BLR Partners LP, may be deemed the beneficial owner of the shares of common stock beneficially owned by BLR Partners LP. FMLP, as the general partner of Fondren Management, may be deemed the beneficial owner of the shares of common stock beneficially owned by BLR Partners LP. Mr. Radoff, as the sole shareholder and sole director of each of BLRGP and FMLP may be deemed the beneficial owner of the shares of common stock beneficially owned by BLR Partners LP. Also includes 410,156 shares of Support.com directly owned by Mr. Radoff. The filing of its Schedule 13D/A shall not be deemed an admission by each of BLR Partners LP, BLRPart GP, BLRGP, Fondren Management, FMLP and Mr. Radoff that such persons are, for purposes of Section 13(d) of the Exchange Act, the beneficial owners of any securities of Support.com he or it does not directly own. Each such persons specifically disclaims beneficial ownership of the securities reported herein that he or it does not directly own. The mailing address for Mr. Radoff is 2727 Kirby Drive, Unit 29L, Houston, Texas 77098.

(10)
Includes 4,167 shares of common stock subject to stock options granted to Ms. Rook under the Stock Plan that are exercisable and releasable within 60 days.

(11)
Includes 4,167 shares of common stock subject to stock options and awards granted to Ms. Kowalczyk that are exercisable and releasable within 60 days.

Equity Compensation Plan Information

The following table gives information as of December 31, 2020 about shares of our common stock that may be issued upon the exercise of outstanding options, warrants and rights and shares remaining available for issuance under all of our equity compensation plans:

	Number of securities to be issued upon exercise of outstanding options, warrants, and rights	Weighted-average exercise price of outstanding options, warrants, and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Plan Category	(a)	(b)	(c)
Equity Compensation Plans approved by security holders (1)	2,159,683	$1.68	4,740,939
Equity Compensation Plans not approved by security holders (2)	600,000	$1.52	251,236
Total	2,759,683	$1.60	4,992,175

(1)
This is the 2010 Stock Plan. Stock options, restricted stock, RSUs or stock appreciation rights may be awarded under the 2010 Stock Plan.

(2)
This is the Inducement Plan.

Item 13. Certain Relationships and Related Transactions and Director Independence.

Certain Relationships and Related-Party Transactions

We have a process for review and approval of any relationships and transactions in which we and our directors, officers, 5% stockholders or their immediate family members (“Related Persons”) are participants to determine whether those Related Persons may have a direct or indirect material interest. We collect and update information about the affiliations of our Section 16 Officers and directors annually though Director & Officer Questionnaires and we maintain and use a list of known related parties to identify any transactions with Related Persons. In addition, at the close of each fiscal quarter we survey our Finance, Legal and executive staff for knowledge of transactions with Related Persons. Our Ethics Committee reviews any such related party transactions under the supervision of the Audit Committee. Our Ethics Committee is comprised of our Chief Legal Officer and our Principal Financial Officer and operates as described in the Code of Ethics.

There have been no related-party transactions since the beginning of fiscal year 2020, and there are no currently proposed transactions, in either case in which (a) Support.com was a participant, (b) the amount involved exceeded the lesser of (i) $120,000 or (ii) (1%) one percent of the average of the Company’s total assets for fiscal years 2019 and 2020, and (c) any Related Person had a direct or indirect material interest.

Item 14. Principal Accounting Fees and Services

Principal Accountant Fees and Services

 Plante & Moran serves as our independent registered public accounting firm. The following is a listing of the services provided by type and amount charged by Plante & Moran to the Company for fiscal years 2019 and 2020.

	Fiscal Year 2019	Fiscal Year 2020
Audit Fees	$277,628	$260,000
Audit-Related Fees	-	$318
Tax Fees	-	-
All Other Fees	-	$2,500
Grand Total	$277,628	$262,818

Audit Fees. This category consists of the aggregate fees and out-of-pocket expenses for professional services provided in connection with the audits of our consolidated financial statements and review of our quarterly financial statements included in Form 10-Qs and audit services in connection with other statutory or regulatory filings.

Audit-Related Fees. This category consists of the aggregate fees billed for assurance and related services that are reasonably related to the performance of the audit or review of our consolidated financial statements. There were no fees for services rendered by Plante & Moran that fall into the classification of audit-related fees for fiscal years 2019 and 2020.

Tax Fees. This category consists of the aggregate fees billed for tax compliance/preparation and other tax services. Tax compliance/preparation consists of fees billed for tax return preparation, claims for refunds, and tax payment planning services related to federal, state, and international taxes. Other tax services consist of fees billed for services including tax advice, tax strategy and other miscellaneous tax consulting and planning primarily related to our reorganization of international operations. There were no fees for services rendered by Plante & Moran that fall into the classification of tax fees for fiscal years 2019 and 2020.

All Other Fees. This category consists of the aggregate fees for all other services other than those reported above.

Audit Committee Pre-Approval Policies and Procedures

It is our policy that all audit and non-audit services to be performed by our independent registered public accounting firm be approved in advance by the Audit Committee, including all of the services described above for fiscal year 2020.

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

21.1 †	Subsidiaries of Support.com, Inc.
23.1 †	Consent of Independent Registered Public Accounting Firm
24.1 †	Power of Attorney (see the signature page of this Form 10-K)
31.1 †	Chief Executive Officer Section 302 Certification.
31.2 †	Chief Financial Officer Section 302 Certification.
31.3 +	Chief Executive Officer Section 302 Certification.
31.4 +	Chief Financial Officer Section 302 Certification.
32.1 †	Statement of the Chief Executive Officer under 18 U.S.C. § 1350(2)
32.2 †	Statement of the Chief Financial Officer under 18 U.S.C. § 1350(2)
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema
101.CAL	XBRL Taxonomy Extension Calculation Linkbase
101.DEF	XBRL Taxonomy Extension Definition Linkbase
101.LAB	XBRL Taxonomy Extension Label Linkbase
101.PRE	XBRL Taxonomy Extension Presentation Linkbase

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Amendment No. 1 to its Annual Report on Form 10-K/A to be signed on its behalf by the undersigned, thereunto duly authorized.

April 30, 2021	SUPPORT.COM, INC.

	By:	/s/ Lance Rosenzweig
Lance Rosenzweig
President & Chief Executive Officer