Form 10-Q
period 2021-03-31
Support.com, Inc.
filed 2021-05-13
CIK 1104855

  UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2021

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

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☒
		Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

On April 26, 2021, 24,105,111 shares of the registrant’s common stock, $0.0001 par value, were outstanding.

SUPPORT.COM, INC.
FORM 10-Q
QUARTERLY PERIOD ENDED MARCH 31, 2021

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS (UNAUDITED)

SUPPORT.COM, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except per share amount)

	March 31, 2021	December 31, 2020
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$29,005	$13,526
Short-term investments	10,016	16,441
Accounts receivable, net	6,312	6,975
Prepaid expenses and other current assets	702	670
Total current assets	46,035	37,612
Property and equipment, net	1,105	1,115
Right-of-use assets, net	17	61
Other assets	494	478
Total assets	$47,651	$39,266

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$1,043	$366
Accrued compensation	2,106	1,735
Other accrued liabilities	1,546	879
Short-term lease liability	15	58
Short-term deferred revenue	1,146	881
Total current liabilities	5,856	3,919
Other long-term liabilities	910	911
Total liabilities	6,766	4,830
Stockholders' equity:
Common stock; par value $0.0001, 50,000 shares authorized; 24,572 issued and 24,089 outstanding at March 31, 2021 and 19,973 issued and 19,490 outstanding at December 31, 2020	3	2
Additional paid-in capital	259,401	250,954
Treasury stock, at cost (483 shares at March 31, 2021 and December 31, 2020)	(5,297)	(5,297)
Accumulated other comprehensive loss	(2,424)	(2,419)
Accumulated deficit	(210,798)	(208,804)
Total stockholders' equity	40,885	34,436
Total liabilities and stockholders' equity	$47,651	$39,266

See accompanying notes.

SUPPORT.COM, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share amounts)

	Three Months Ended March 31,
	2021	2020
Revenue:
Services	$9,138	$11,511
Software and other	493	438
Total revenue	9,631	11,949
Cost of revenues:
Cost of services	6,005	7,685
Cost of software and other	90	29
Total cost of revenue	6,095	7,714
Gross profit	3,536	4,235

Operating expenses:
Engineering and IT	924	1,040
Sales and marketing	425	813
General and administrative	4,206	2,053
Total operating expenses	5,555	3,906
Income (loss) from operations	(2,019)	329
Interest income and other, net	42	84
Income (loss) before income taxes	(1,977)	413
Income tax provision	17	49
Net income (loss)	$(1,994)	$364

Net income (loss) per share - basic and diluted	$(0.10)	$0.02

Weighted average common shares outstanding - basic	20,205	19,054
Weighted average common shares outstanding - diluted	20,205	19,233

See accompanying notes.

SUPPORT.COM, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(in thousands)
(Unaudited)

	Three Months Ended March 31,
	2021	2020

Net income (loss)	$(1,994)	$364

Other comprehensive income (loss):
Change in foreign currency translation adjustment	(1)	(211)
Change in net unrealized gain (loss) on investments	(4)	(1)
Other comprehensive income (loss)	(5)	(212)

Comprehensive income (loss)	$(1,999)	$152

See accompanying notes.

SUPPORT.COM, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(in thousands)
(Unaudited)

	Common Stock
	Shares	Amount	Additional Paid-In Capital	Treasury Stock	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders' Shares
Balances at December 31, 2019	19,053,854	$2	$250,092	$(5,297)	$(2,380)	$(209,250)	$33,167
Net income	-	-	-	-	-	364	364
Other comprehensive income	-	-	-	-	(212)	-	(212)
Stock-based compensation expense	-	-	114	-	-	-	114
Balances at March 31, 2020	19,053,854	$2	$250,206	$(5,297)	$(2,592)	$(208,886)	$33,433

Balances at December 31, 2020	19,490	$2	$250,954	$(5,297)	$(2,419)	$(208,804)	$34,436
Net income	-	-	-	-	-	(1,994)	(1,994)
Other comprehensive loss	-	-	-	-	(5)	-	(5)
Issuance of common stock upon exercise of stock options & RSU releases	689	-	997	-	-	-	997
Issuance of common stock per Greenidge Merger Agreement	3,910	1	7,233	-	-	-	7,234
Stock-based compensation expense			217				217
Balances at March 31, 2021	24,089	$3	$259,401	$(5,297)	$(2,424)	$(210,798)	$40,885

See accompanying notes

SUPPORT.COM, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(Unaudited)

	Three Months Ended March 31,
	2021	2020
Operating Activities:
Net income (loss)	$(1,994)	$364
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation	106	72
Amortization of premiums and discounts on investments	27	23
Stock-based compensation	217	114
Changes in assets and liabilities:
Accounts receivable, net	663	1,327
Prepaid expenses and other current assets	(32)	(143)
Other long-term assets	27	(183)
Accounts payable	674	432
Accrued compensation	366	392
Other accrued liabilities	621	(215)
Other long-term liabilities	(3)	(60)
Deferred revenue	266	(56)
Net cash provided by operating activities	938	2,067

Investing Activities:
Purchases of property and equipment	(97)	(1)
Purchases of investments	(400)	-
Maturities of investments	6,802	3,029
Net cash provided by investing activiteis	6,305	3,028

Financing Activities:
Proceeds from exercise of stock options	997	-
Proceeds from Greenidge transaction stock issuance	7,234	-
Net cash provided by financing activities	8,231	-
Effect of exchange rate changes on cash and cash equivalents	5	(41)
Net increase (decrease) in cash and cash equivalents	15,479	5,054
Cash and cash equivalents at beginning of period	13,526	10,087
Cash and cash equivalents at end of period	$29,005	$15,141

Supplemental disclosure of cash flow information:
Income taxes paid	$41	$-

See accompanying notes.

SUPPORT.COM, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 1. Significant Accounting Policies

Basis of Presentation

The accompanying unaudited interim condensed consolidated financial statements include the accounts of Support.com, Inc. (the “Company,” “Support.com,” “We” or “Our”) and its wholly owned subsidiaries. All intercompany balances and transactions have been eliminated. The condensed consolidated balance sheet as of March 31, 2021 and the condensed consolidated statements of operations, comprehensive income (loss), stockholders’ equity, and cash flows for the three months ended March 31, 2021 and 2020 are unaudited. In the opinion of management, these unaudited interim condensed consolidated financial statements reflect all adjustments (consisting of normal recurring adjustments) that are necessary for a fair presentation of the results for, and as of, the periods shown. The results of operations for such periods are not necessarily indicative of the results expected for the full fiscal year or for any future period. The condensed consolidated balance sheet information as of December 31, 2020 is derived from audited financial statements as of that date. These financial statements have been prepared based upon Securities and Exchange Commission (“SEC”) rules that permit reduced disclosure for interim periods. For a more complete discussion of significant accounting policies and certain other information, these unaudited interim condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes included in our Annual Report on Form 10-K for the year ended December 31, 2020, filed with the SEC on March 30, 2020.

Merger Agreement

As previously disclosed, on March 19, 2021, the Company, Greenidge Generation Holdings, Inc. (“Greenidge”) and GGH Merger Sub, Inc., a wholly-owned subsidiary of Greenidge (“Merger Sub”) entered into an Agreement and Plan of Merger (the “Merger Agreement”), pursuant to which Merger Sub will be merged with and into the Company, with the Company continuing as the surviving corporation and a wholly-owned subsidiary of Greenidge (such transaction, the “Merger”). The Merger is subject to certain closing conditions, including the adoption of the Merger Agreement by a majority of the holders of the outstanding shares of common stock of the Company entitled to vote at a special meeting (the “Stockholder Approval”).

Under the Merger Agreement, the aggregate consideration payable to holders of shares of common stock of the Company, restricted stock units (“Support Awards”) and options to purchase shares of the Company’s common stock (“Support Options”) consists of 2,998,261 shares of class A common stock, par value $0.0001 per share, of Greenidge (“Greenidge Class A Common Stock”) (the “Merger Consideration”). If the Merger is completed, at the effective time of the Merger and subject to the terms and conditions set forth in the Merger Agreement, except for shares held in treasury by the Company, each outstanding share of the Company’s common stock and each outstanding Support Award and Support Option will be cancelled and converted into the right to receive a number of shares of Greenidge Class A Common Stock equal to an exchange ratio as calculated in accordance with the Merger Agreement (the “Exchange Ratio”). Assuming the Merger were to be completed as of May 3, 2021, the Merger Consideration would represent approximately 7.7% of the outstanding capital stock of Greenidge, after giving effect to the shares to be issued in or underlying the Greenidge Issuances (as defined below), and the current stockholders of Greenidge would own approximately 90.0% of the outstanding capital stock of Greenidge, after giving effect to the shares to be issued in or underlying the Greenidge Issuances. “Greenidge Issuances” means the issuance of (i) from and after consummation of the Merger, 562,174 shares of Greenidge Class A Common Stock to 210 Capital as a consulting fee in connection with the transactions contemplated by the Merger Agreement, (ii) from and after consummation of the Merger, options or warrants to purchase 344,800 shares of Greenidge Class A Common Stock at an exercise price of $6.25 per share of Greenidge Class A Common Stock to B. Riley Securities, Inc., (iii) 160,000 shares of class B common stock, par value $0.0001 per share, of Greenidge (“Greenidge Class B Common Stock”, and together with Greenidge Class A Common Stock, “Greenidge Common Stock”) issued as consideration for bitcoin mining equipment, and (iv) all of the shares of Greenidge Common Stock underlying outstanding vested options reserved under Greenidge’s 2021 Equity Incentive Plan.

If the Merger Agreement is terminated under certain circumstances, the Company would be required to pay a termination fee.

In connection with and as a condition to Greenidge’s willingness to enter into the Merger Agreement, on March 19, 2021, the Company entered into a subscription agreement (the “Subscription Agreement”) with 210 Capital, pursuant to which 210 Capital subscribed for and purchased, and the Company issued and sold, an aggregate of 3,909,871 shares of the Company’s Common Stock for a purchase price of $1.85 per share, for aggregate gross proceeds to the Company of $7,233,261.35. Pursuant to and subject to the terms and conditions set forth in the Subscription Agreement, among other things, and only upon any termination of the Merger Agreement, the Company has agreed that, not later than the earlier of (i) thirty (30) days following the date of such termination and (ii) December 31, 2021 (such earlier date, the “Post-Termination Date”), it will increase the size of the Board in order to appoint two individuals designated by 210 Capital (each, a “Designee”) to the Board for a term expiring at the next succeeding annual meeting of the Company’s stockholders. At such year’s annual meeting of the Company’s stockholders, the Company has agreed to nominate each Designee for election as a director with a term expiring at the subsequent annual meeting of the Company’s stockholders, subject to certain terms and conditions provided in the Subscription Agreement. On and after the Post-Termination Date, so long as 210 Capital beneficially owns at least 10% of the Company’s common stock on an as-converted basis, 210 Capital will have the right to designate two Designees as nominees for election to the Board. So long as 210 Capital beneficially owns between 5% and 10% of the Company’s common stock on an as-converted basis, 210 Capital will have the right to designate one Designee as a nominee for election to the Board.

Greenidge filed with the SEC a registration statement on Form S-4 (the “Form S-4”) on May 4, 2021 to register the Merger Consideration, which also constitutes a proxy statement of Support under Section 14(a) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Upon the effectiveness of the Form S-4, the Company intends to solicit the Stockholder Approval. The Merger is expected to close during the third quarter of 2021.

Four lawsuits relating to the Merger have been filed, each by an individual stockholder of the Company. Two lawsuits have been filed in the United States District Court for the District of Delaware: Stein v. Support.com, Inc. et al, Case No. 1:21-cv-00650-UNA, filed on May 5, 2021, and Bell v. Support.com, Inc. et al, Case No. 1:21-cv-00672-UNA, filed on May 7, 2021. The other lawsuits have been filed in the United States District Court for the Eastern District of New York and the United States District Court for the Southern District of New York, respectively:  Steinmetz v. Support.com, Inc. et al, Case No. 1:21-cv-02647-UNA, filed on May 11, 2021, and Broder v. Support.com, Inc. et al, Case No. 1:21-cv-04262-UNA, filed on May 12, 2021.  The Company and individual members of the Board are named as defendants in the Stein and Steinmetz complaints, and the Company, individual members of the Board, Greenidge and Merger Sub are named as defendants in the Bell complaint. The Stein, Bell, Steinmetz and Broder complaints generally allege that the defendants violated the Exchange Act by failing to disclose material information in the Form S-4, and generally seek, among other things, injunctive relief prohibiting consummation of the Merger and unspecified damages and attorneys’ fees. The Company believes that the allegations made in the complaints are without merit.

Impact of Disease Outbreak

On March 11, 2020, the World Health Organization declared the outbreak of a respiratory disease caused by a new coronavirus as a “pandemic.” First identified in late 2019 and known now as COVID-19, the outbreak has impacted millions of individuals worldwide. In response, many countries have implemented measures to combat the outbreak which have impacted global business operations. As of the date of issuance of the financial statements, our operations have not been significantly impacted; however, we continue to monitor the situation. No impairments were recorded as of the balance sheet date as no triggering events or changes in circumstances had occurred as of March 31, 2021; however, due to significant uncertainty surrounding the situation, management's judgment regarding this could change in the future. In addition, while our results of operations, cash flows and financial condition could be negatively impacted, the extent of the impact cannot be reasonably estimated at this time.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the condensed consolidated financial statements and accompanying notes. The accounting estimates that require management’s most significant, difficult and subjective judgments include accounting for revenue recognition, assumptions used to estimate self-insurance accruals, the valuation and recognition of investments, the assessment of recoverability of intangible assets and their estimated useful lives, the valuation and recognition of stock-based compensation and the recognition and measurement of current and deferred income tax assets and liabilities. Actual results could differ materially from these estimates.

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

The services described above include four types of offerings:

●
Time-Based Services - In connection with the provisions of certain services programs, fees are calculated based on contracted time-based rates with partners. For these programs, we recognize revenue as services are performed, based on billable time of work delivered by our technology specialists. These services programs also include performance standards, which may result in incentives or penalties, which are recognized as earned or incurred.

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

The following represents deferred revenue activity for the three months ended March 31, 2021 and 2020 (in thousands):

Balance at December 31, 2020	$881
Deferred revenue	1,257
Recognition of unearned revenue	(992)
Balance at March 31, 2021	$1,146

Balance at December 31, 2019	$1,193
Deferred revenue	403
Recognition of unearned revenue	(459)
Balance at March 31, 2020	$1,137

Partners are generally invoiced monthly. Fees from customers via referral programs and direct transactions are generally paid with a credit card at the time of sale. Revenue is recognized net of any applicable sales tax.

Services revenue also includes fees from licensing of Support.com cloud-based software. In such arrangements, customers receive a right to use our Support.com Cloud applications in their own support organizations. We license our cloud-based software using a software-as-a-service (“SaaS”) model under which customers cannot take possession of the technology and pay us on a per-user or usage basis during the term of the arrangement. In addition, services revenue includes fees from implementation services of our cloud-based software. Currently, revenues from implementation services are recognized ratably over the customer life, which is estimated as the term of the arrangement once the Support.com Cloud services are made available to customers. We generally charge for these services on a time and material basis. As of March 31, 2021, revenues from implementation services are not material.

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

Cash, Cash Equivalents, and Investments

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

We monitor our investments for impairment on a quarterly basis to determine whether a decline in fair value is other-than-temporary by considering factors such as current economic and market conditions, the credit rating of the security’s issuer, the length of time an investment’s fair value has been below our carrying value, our intent to sell the security and our belief that it will not be required to sell the security before the recovery of its amortized cost. If an investment’s decline in fair value is deemed to be other-than-temporary, we reduce its carrying value to the estimated fair value, as determined based on quoted market prices or liquidation values. Declines in value judged to be other-than-temporary, if any, are recorded in operations as incurred. At March 31, 2021, we evaluated unrealized losses on marketable securities and determined them to be temporary. We currently do not intend to sell securities with unrealized losses and concluded that we will not be required to sell these securities before the recovery of their amortized cost basis. At March 31, 2021 and December 31, 2020, the fair value of cash, cash equivalents and investments was $29.7 million and $30 million, respectively.

The following is a summary of cash, cash equivalents and investments at March 31, 2021 and December 31, 2020 (in thousands):

As of March 31, 2021	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Cash	$9,016	$-	$-	$9,016
Money market funds	19,989	-	-	19989
Certificates of deposit	499	-	-	499
Commercial paper	1,524	-	-	1524
Corporate notes and bonds	6,994	-	(1)	6993
U.S. government treasury	1,000	-	-	1000
Total	$39,022	$-	$(1)	$39,021

Classsified as:
Cash and cash equivalents	$29,005	$-	$-	$29,005
Short-term investments	10,017	-	(1)	10,016
Total	$39,022	$-	$(1)	$39,021

As of December 31, 2020	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Cash	$10,918	$-	$-	$10,918
Money market funds	1,258	-	-	1,258
Certificates of deposit	492	-	-	492
Commercial paper	3,274	-	(1)	3,273
Corporate notes and bonds	9,423	4	-	9,427
U.S. government treasury	4,599	-	-	4,599
Total	$29,964	$4	$(1)	$29,967

Classsified as:
Cash and cash equivalents	13,526	-	-	13,526
Short-term investments	16,438	4	(1)	16,441
Total	$29,964	$4	$(1)	$29,967

The following table summarizes the estimated fair value of our marketable securities classified by the stated maturity date of the security (in thousands):

	March 31, 2021	December 31, 2020
Due within one year	$8,591	$13,248
Due within two years	1,425	3,193
	$10,016	$16,441

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

For the three months ended March 31, 2021 and 2020, our two largest customers accounted for 83% and 84% of total revenue, respectively. There were no other customers that accounted for 10% or more of total revenue for the three months ended March 31, 2021 and 2020.

The credit risk in trade accounts receivable is substantially mitigated by reasonably short payment terms and an evaluation of the customers’ financial conditions when we enter into business with them. As of March 31, 2021, our two largest customers accounted for 92% of total accounts receivable. As of December 31, 2020, our two largest customers accounted for 90% of total accounts receivable. There were no other customers that accounted for 10% or more of our total accounts receivable as of March 31, 2021 and December 31, 2020.

Trade Accounts Receivable and Allowance for Doubtful Accounts

Trade accounts receivable are recorded at the invoiced amount. We perform evaluations of our customers’ financial condition and generally do not require collateral. We make judgments as to our ability to collect outstanding receivables and provide allowances for a portion of receivables when collection becomes doubtful. Reserves are made based on a specific review of all significant outstanding invoices. For those invoices not specifically provided for, reserves are recorded at differing rates, based on the age of the receivable. In determining these rates, we analyze our historical collection experience and current payment trends. The determination of past-due accounts is based on contractual terms. As of March 31, 2021, and December 31, 2020, allowance for doubtful accounts was $4,000 and $4,000, respectively.

Self-Funded Health Insurance

Prior to the current period, we maintained a self-funded health insurance program with a stop-loss umbrella policy with a third-party insurer to limit the maximum potential liability for medical claims. The program was terminated at December 31, 2020. However, previously incurred-but-not-reported claims and related expenses were incurred during the current quarter. With respect to this program, we considered historical and projected medical utilization data when estimating the health insurance program liability and related expense. As of March 31, 2021, $0.1 million was in reserve for the self-funded health insurance program. As of December 31, 2020, $0.2 million was in reserve for the self-funded health insurance program. The reserve is included in other accrued liabilities on the condensed consolidated balance sheets.

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

The following table sets forth the computation of basic and diluted earnings per share for the three months ended March 31, 2021 and 2020 (in thousands, except per share amounts):

	Three Months Ended March 31,
	2021	2020

Net income (loss)	$(1,995)	$364

Earnings per share - basic and diluted	$(0.10)	$0.02

Weighted-average shares of common stock outstanding - basic	20,205	19,054
Weighted-average shares of common stock outstanding - diluted	20,205	19,233

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

We generally agree to indemnify customers against legal claims that end-user software products infringe certain third-party intellectual property rights. As of March 31, 2021, we have not been required to make any payment resulting from infringement claims asserted against customers and have not recorded any related accruals.

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

We have entered into various non-cancelable operating lease agreements for certain offices and certain equipment. No leases have been entered in to and no leases have been renewed in the current quarter. The Sunnyvale, California office lease expired on March 31, 2021 and the Louisville, Colorado office lease will expire on April 30, 2021.

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

In December 2019, the FASB issued ASU No. 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes (ASU 2019-12), which simplifies the accounting for income taxes. We adopted the new standard effective January 1, 2021. The adoption had an immaterial impact on the Company’s consolidated financial statements.

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

The Company reviewed all other recently issued, but not yet effective, accounting pronouncements and does not expect the future adoption of any such pronouncements will have a material impact on the consolidated financial statements.

Note 2. Income Taxes

We recorded an income tax provision of $17,000 and $49,000 for the three months ended March 31, 2021 and 2020, respectively. The income tax provision for interim periods is determined using an estimate of the annual effective tax rate, adjusted for discrete items, if any, that are taken into account in the relevant period. Each quarter, the estimate of the annual effective tax rate is updated, and if the estimated effective tax rate changes, a cumulative adjustment is made. There is a potential for volatility of the effective tax rate due to several factors, including changes in the mix of the pre-tax income and the jurisdictions to which it relates, changes in tax laws and settlements with taxing authorities and foreign currency fluctuations.

As of March 31, 2021, deferred tax assets are fully offset by a valuation allowance, except in those jurisdictions where it is determined that a valuation allowance is not required.

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

We do not anticipate a material change in the total amount or composition of our unrecognized tax benefits as of March 31, 2021.

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

Guarantees

We have identified guarantees in accordance with ASC 450, Contingencies. This guidance stipulates that an entity must recognize an initial liability for the fair value, or market value, of the obligation it assumes under the guarantee at the time it issues such a guarantee and must disclose that information in our interim and annual financial statements. We have entered into various service level agreements with our partners, in which we may guarantee the maintenance of certain service level thresholds. Under some circumstances, if these thresholds are not met, we may be liable for certain financial costs. We evaluate costs for such guarantees under the provisions of ASC 450. We consider such factors as the degree of probability that we would be required to satisfy the liability associated with the guarantee and the ability to make a reasonable estimate of the resulting cost. During the three months ended March 31, 2021 and 2020, we did not incur any costs as a result of such obligations. We have not accrued any liabilities related to such obligations in the condensed consolidated financial statements as of March 31, 2021 and December 31, 2020.

Note 4. Stockholder’s Equity

During the three months ended March 31, 2021, 0.59 million shares of common stock were issued as a result of the exercise of stock options. During the three months ended March 31, 2020, no shares of common stock were issued as a result of the exercise of stock options.

During the three months ended March 31, 2021, 0.1 million shares of common stock were issued as a result of RSU releases. During the three months ended December 31, 2020, no shares of common stock were issued as a result of RSU releases.

During the three months ended March 31, 2021, and 2020 no shares of common stock were issued under the ESPP.

During the three months ended March 31, 2021, in connection with the Merger Agreement (as defined above), the Company issued and sold approximately 3.9 million shares of the Company’s common stock to 210 Capital, LLC (“210 Capital”), pursuant to a stock subscription agreement with 210 Capital. Refer to Note 1 and Item 2 for additional transaction details regarding the Merger with Greenidge.

Stock Repurchase Program

On April 27, 2005, our Board of Directors (“Board”) authorized the repurchase of up to 666,666 outstanding shares of our common stock. As of March 31, 2021, the maximum number of shares remaining that can be repurchased under this program was 602,467. No shares were repurchased during the three and nine months ended March 31, 2021. We do not intend to repurchase shares without further approval from the Board.

Note 5. Stock-Based Compensation

Equity Compensation Plans

We adopted the amended and restated 2010 Equity and Performance Incentive Plan (the “2010 Plan”), effective as of May 19, 2010. Under the 2010 Plan, the number of shares of Common Stock that may be issued will not exceed in the aggregate 1,666,666 shares of Common Stock plus the number of shares of common stock relating to prior awards under the 2000 Omnibus Equity Incentive Plan that expire, are forfeited or are cancelled after the adoption of the 2010 Plan, subject to adjustment as provided in the 2010 Plan. Pursuant to approval from our shareholders, the number of shares of common stock that may be issued under the 2010 Plan was increased by 750,000 shares of common stock in May 2013 and 333,333 shares in June 2016. No grants will be made under the 2010 Plan after the tenth anniversary of its effective date. At the 2020 Annual Meeting, our stockholders approved the amendment and restatement of the Second Amended and Restated 2010 Stock Plan (such plan, after the amendment and restatement is now be the Third Amended and Restated 2010 Equity and Performance Incentive Plan, referred to herein as the “Restated Plan”). The purpose of amending the 2010 Stock Plan was (i) to increase the number of shares of common stock available for issuance under the Restated Plan by 2,000,000 shares, (ii) to extend the term of the 2010 Stock Plan, which otherwise expires on May 19, 2020, so that the Restated Plan will continue until terminated by the Board in its discretion, and (iii) to eliminate obsolete provisions while adding other provisions consistent with certain compensation and governance best practices. As of March 31, 2021, approximately 4.0 million shares remain available for grant under the Restated Plan.

We adopted the 2014 Inducement Award Plan (the “Inducement Plan”), effective as of May 13, 2014. Under the Inducement Plan, the number of shares of common stock that may be issued will not exceed in the aggregate 666,666 shares of common stock. As of March 31, 2021, approximately 0.2 million shares remain available for grant under the Inducement Plan.

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

The ESPP consists of six-month offering periods during which employees may enroll in the plan. Shares of common stock may be purchased under the ESPP at a price established by the Compensation Committee of the Board of Directors, provided that the price may not be less than eighty-five percent (85%) of the lesser of (a) the fair market value of a share of stock on the offering date of the offering period or (b) the fair market value of a share of stock on the purchase date. As of March 31, 2021, approximately 1.1 million shares remain available for issuance under the ESPP.

Stock-Based Compensation

In accordance with accounting guidance for stock-based compensation, payments in equity instruments for goods or services are accounted for by the fair value method. For the three months ended March 31, 2021 and 2020, stock-based compensation expense was $0.2 million and $0.1 million, respectively.

As of March 31, 2021, $0.9 million of unrecognized compensation cost related to existing options was outstanding, which is expected to be recognized over a weighted average period of 2.75 years. As of March 31, 2021, $0.1 million of unrecognized compensation cost related to RSUs was outstanding, which is expected to be recognized within one year.

Stock Options

The following table represents the stock option activity for the three months ended March 31, 2021:

	Number of Shares (in thousands)	Weighted Average Exercise Price per Share	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
Outstanding at December 31, 2020	2,629	$1.64	8.79	$1,605
Granted	10	2.13	9.81
Exercised	(589)	1.69	-
Forfeited	(132)	1.88	-
Outstanding at March 31, 2021	1,918	$1.61	8.87	$5,771

Exercisable at March 31, 2021	302,955	$1.63	6.50	951

Restricted Stock Units

The following table represents RSU activity for the three months ended March 31, 2021:

	Number of Shares (in thousands)	Weighted Average Exercise Price per Share	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
Outstanding at December 31, 2020	131	$2.05	0.7	$287
Granted	100	2.15
Released	(100)	$2.15
Forfeited	-	-
Outstanding at March 31, 2021	131	1.97	0.45	$599

Exercisable at March 31, 2021	-	-		-

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

RESULTS OF OPERATIONS

Three Months Ended March 31, 2021 and 2020

REVENUE

	Three Months Ended March 31,
	2021	2020	$ Change	% Change
In thousands, except percentages
Services	$9,138	$11,511	$(2,373)	-21%
Software and other	493	438	55	13%
Total revenue	$9,631	$11,949	$(2,318)

Services. Service revenue consists primarily of fees for customer support services generated from our partners. We provide these services remotely, generally using service delivery personnel who utilize our proprietary technology to deliver the services. Service revenue also includes licensing of our Support.com Cloud applications. Service revenue for the three months ended March 31, 2021 decreased by $2.4 million, or 21% from the same period in 2020. This decrease was, as previously disclosed, primarily due to a decline in two lines of business from one of our major customers due to a realignment of the customer’s needs, one of which concluded in the second quarter of 2020 and the other scheduled to conclude in the second quarter of 2021. For the three months ended March 31, 2021, services revenue generated from our partnerships and direct services was $9.1 million compared to $11.0 million for the same period in 2020. We have shifted our focus from the direct-to-consumer market to the enterprise business market, and from primarily U.S. based delivery capabilities to global delivery capabilities. As with any market that is undergoing shifts, growth opportunities in our services programs are difficult to predict, but we are focused on delivering growth through these new strategic initiatives.

Software and other. Software and other revenue is comprised primarily of fees for end-user software products provided through direct customer downloads, and, to a lesser extent, through the sale of these software products via partners. Software and other revenue for the three months ended March 31, 2021 increased by $0.1 million, or 13% from the same period in 2020.

COST OF REVENUE

	Three Months Ended March 31,
	2021	2020	$ Change	% Change
In thousands, except percentages
Cost of services	$6,005	$7,685	$(1,680)	-22%
Cost of software and other	90	29	61	211%
Total cost of revenue	$6,095	$7,714	$(1,619)

Cost of services. Cost of services consists primarily of compensation costs and contractor expenses for people providing services, technology and telecommunication expenses related to the delivery of services and other personnel-related expenses in service delivery. The decrease of $1.7 million, or 22% in cost of services for the three months ended March 31, 2021 compared to the same period in 2020 was primarily due to lower personnel expenses due to a decrease in headcount as a result of the decreased business from one of our major customers.

Cost of software and other. Cost of software and other consists primarily of third-party royalty fees for our end-user software products. Certain of these products were developed using third-party research and development resources, and the third party receives royalty payments on sales of products it developed.

OPERATING EXPENSES

	Three Months Ended March 31,
	2021	2020	$ Change	% Change
In thousands, except percentages
Engineering and IT	$924	$1,040	$(116)	-11%
Sales and marketing	425	813	(388)	-48%
General and administrative	4,206	2,053	2,153	105%
Total operating expenses	$5,555	$3,906	$1,649

Engineering and IT. Engineering and IT expense consists primarily of compensation costs, third-party consulting expenses and related overhead costs for engineering and IT personnel and are expensed as they are incurred. Engineering and IT costs for the three months ended March 31, 2021 decreased $0.1 million, or 1%, as compared to the same period in 2020 primarily due to reduced costs related to contractors providing services for direct-to-consumer related projects.

Sales and marketing. Sales and marketing expense consists primarily of compensation costs of business development, program management and marketing personnel, as well as expenses for lead generation and promotional activities, including public relations, website design, advertising and marketing. Sales and marketing costs for the three months ended March 31, 2021 decreased $0.4 million, or 48% compared to the same period in 2020 primarily due to reductions in costs related to marketing campaigns targeted to generate direct-to-consumer growth opportunities.

General and administrative. General and administrative expense consists primarily of compensation costs and related overhead costs for administrative personnel and professional fees for legal, accounting and other professional services. General and administrative costs for the three months ended March 31, 2021 increased $2.1 million, or 105%, compared to the same period in 2020 primarily due to one-time costs associated with the Greenidge merger.

INTEREST INCOME AND OTHER, NET

	Three Months Ended March 31,
	2021	2020	$ Change	% Change
In thousands, except percentages
Interest income and other, net	$42	$84	$(42)	-50%

Interest income and other, net. Interest income and other, net consists primarily of interest income on our cash, cash equivalents and short-term investments. Interest income and other, net for the three months ended March 31, 2021 decreased $0.04 million, or 50% compared to the same period in 2020 primarily due to lower yields on investments.

INCOME TAX PROVISION

	Three Months Ended March 31,
	2021	2020	$ Change	% Change
In thousands, except percentages
Income tax provision	$17	$49	$(32)	-65%

Income tax provision. For the three months ended March 31, 2021, the income tax provision consisted of both foreign and domestic taxes.

LIQUIDITY AND CAPITAL RESOURCES

Total cash, cash equivalents and investments at March 31, 2021 and December 31, 2020 were $39 million and $30 million, respectively. The increase in cash, cash equivalents and investments was primarily driven by proceeds from the sale of common stock of the Company to 210 Capital, pursuant to the Subscription Agreement, as well as stock option exercises.

Operating Activities

Net cash provided by operating activities was $0.9 million and $2.1 million for the three months ended March 31, 2021 and 2020, respectively. Net cash provided by operating activities primarily consists of the net income (loss) for the period, adjusted for non-cash items and changes in operating assets and liabilities. Non-cash items include depreciation, amortization and stock-based compensation expense. The sum of these non-cash items totaled $0.4 million and $0.2 million for the three months ended March 31, 2021 and 2020, respectively.

Net cash provided by operating activities during the three months ended March 31, 2021 was the result of a net loss of $2 million, which was lower primarily due to one-time costs associated the aforementioned merger activities during the first quarter of 2021, adjustments for non-cash items of $0.3 million, decreases in accounts receivable of $0.7 million and increases in accounts payable, accrued liabilities, accrued compensation and deferred revenue of $1.9 million.

Investing Activities

Net cash provided by investing activities was $6.3 million and $3 million for the three months ended March 31, 2021 and 2020, respectively. For the three months ended March 31, 2021, net cash provided by investing activities was primarily due to investment maturities of $6.8 million, partially offset by the purchase of marketable securities of $0.4 million and purchases of fixed assets of $0.1 million. For the three months ended March 31, 2021, net cash provided by investing activities was primarily due to investment maturities of $3 million.

Financing Activities

Net cash provided by financing activities was $8.2 million for the three months ended March 31, 2021 due to proceeds from the sale of common stock of the Company to 210 Capital pursuant to the Subscription Agreement and from the exercise of certain stock options.

Working Capital and Capital Expenditure Requirements

At March 31, 2021, we had stockholders’ equity of $41.0 million and working capital of $40.2 million. We believe that our existing cash balances will be sufficient to meet our working capital requirements, as well as our planned capital expenditures, for at least the next 12 months.

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

We plan to continue to make investments in our business during 2021. We believe these investments are essential to creating sustainable growth in our business in the future. Additionally, we may choose to acquire other businesses or complimentary technologies to enhance our product capabilities and such acquisitions would likely require the use of cash.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

In preparing the interim condensed consolidated financial statements, we make estimates, assumptions and judgments that can have a significant impact on net revenue, operating income or loss and net income or loss, as well as on the value of certain assets and liabilities on our condensed consolidated balance sheet. We base our estimates, assumptions and judgments on historical experience and various other factors that we believe to be reasonable under the circumstances. Actual results could differ materially from these estimates under different assumptions or conditions. On a regular basis, we evaluate our estimates, assumptions and judgments, and make changes accordingly. We believe that the estimates, assumptions and judgments involved in the accounting for revenue recognition, fair value measurements, purchase accounting in business combinations, self-insurance accruals, accounting for intangible assets, stock-based compensation and accounting for income taxes have the greatest potential impact on our consolidated financial statements, so we consider these to be our critical accounting policies. For further information on our critical accounting policies and estimates, see Note 1 to our consolidated financial statements on Form 10-K for the year ended December 31, 2020. There have been no significant changes in these critical accounting policies and estimates during the three months ended March 31, 2021.

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

Changes in Internal Control over Financial Reporting

There were no changes that occurred during the three months ended March 31, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

There have been no material changes to the risk factors disclosed in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2020.

ITEM 1A. RISK FACTORS

The risk factors disclosed in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2020 are incorporated by reference herein. In addition:

Termination of the Merger could trigger payment of fees or expenses to Greenidge, as well as negatively impact the business, financial condition, results of operations or stock price of Support.

If the Merger is not consummated, Support may be subject to a number of adverse effects, including:

●	Support may be required to pay Greenidge a $3.5 million termination fee under certain circumstances;

●	Support may be required to reimburse Greenidge’s fees and expenses in connection with the Merger, up to $2.0 million under certain circumstances;

●	the price of Support common stock may decline;

●	Support may experience negative reactions from the financial markets or from its employees, suppliers or customers; and

●	costs related to the Merger, such as legal, accounting, financial advisory and proxy solicitation fees, must be paid even if the Merger is not completed.

While Greenidge may become obligated under the Merger Agreement to reimburse Support for certain of Support’s fees and expenses up to $2.0 million plus any fees and expenses incurred by Support in connection with any cooperation by Support with certain acts of Greenidge, such Greenidge obligation arises only under limited circumstances and, even if such obligation does arise, such reimbursement may not be sufficient to reimburse Support for all of its fees and expenses.

In addition, if the Merger is not consummated, Support could be subject to litigation related to any failure to consummate the Merger or related to any enforcement proceedings commenced against Support to perform its obligations under the Merger Agreement.

Greenidge is not a publicly traded company and does not have a long operating history, making it difficult to determine the fair market value of Greenidge or the Greenidge Common Stock.

Greenidge capital stock is and has been privately held and is not currently traded on any public market, which makes it difficult to determine the fair market value of Greenidge, the Merger Consideration or any other Greenidge capital stock. In addition, Greenidge began its bitcoin mining operations in May 2019. While Support has engaged BTIG, LLC for its analysis and opinion as to the fairness, from a financial point of view, to the holders of Support common stock (other than 210 Capital) of the consideration to be received by such holders in the Merger pursuant to the Merger Agreement, which analysis requires an estimate of the value of Greenidge and the pro forma combined business, such analysis and such unaudited pro forma financial information are estimates made on the basis of the historical financial statements and presently available information of Greenidge and Support, and are subject to numerous assumptions and factors, including about Greenidge and Support individually, and their current and future financial condition and results of operations. Any change in Greenidge’s financial condition or results of operations may cause significant variations in the price of Greenidge Common Stock.

Any estimate of the fair market value of Greenidge or any Greenidge capital stock is only an estimate and depends on multiple variables, including energy pricing trends, bitcoin pricing trends, market activity, the impact of the Merger, and other factors, that could positively or negatively affect such values.

Support and Greenidge operate in different industries. As a result, if the Merger is completed, former Support stockholders who receive the Merger Consideration will be subject to new risks as stockholders of Greenidge.

Greenidge operates in the cryptocurrency and bitcoin mining and power generation industries. As a result, if the Merger is completed, former Support stockholders who receive the Merger Consideration will be subject to the various risks related to, and inherent in, such industries, as stockholders of Greenidge.

The Merger Consideration consists of a fixed aggregate amount of Greenidge Class A Common Stock and is not adjusted before or at the Closing to account for the performance of Support or Greenidge.

The aggregate number of Greenidge Class A Common Stock to be issued as merger consideration is a fixed amount that will not be adjusted before or at the closing of the Merger (the “Closing”) (other than to reflect the economic effect of stock splits, reverse stock splits, stock dividends, subdivisions, etc.), including if the performance of Support’s business improves or Greenidge’s business deteriorates in the period after the execution of the Merger Agreement and before Closing. In addition, the Exchange Ratio will be determined shortly before Closing and will be impacted by the fully diluted amount of Support common stock as calculated under the Merger Agreement. Accordingly, as the fully diluted amount of Support common stock increases, the Exchange Ratio, and the number of Greenidge Class A Common Stock per share of Support common stock issued to former Support stockholders, decreases.

Each party is subject to business uncertainties and contractual restrictions while the Merger is pending, which could adversely affect each party’s business and operations.

In connection with the pendency of the Merger, it is possible that some customers, suppliers and other business partners with whom Support and/or Greenidge has a business relationship may delay or defer certain business decisions or might decide to seek to terminate, change or renegotiate their relationships with Support or Greenidge, as the case may be, as a result of the Merger or otherwise, which could negatively affect Support’s or Greenidge’s business, regardless of whether the Merger is completed. The pending transaction could also divert management time and resources that could otherwise have been devoted to other opportunities that may have been beneficial to Greenidge or Support.

Under the terms of the Merger Agreement, each of Support and Greenidge are subject to certain restrictions on the conduct of their respective businesses prior to the Closing of the Merger which may adversely affect its ability to execute certain of its business strategies. Such limitations could adversely affect Support’s or Greenidge’s business and operations.

There can be no assurances that the IRS will treat the Merger in accordance with the Intended Tax Treatment.

Support and Greenidge have structured the Merger with the intent that it will qualify as a “reorganization” within the meaning of Section 368(a) of the Internal Revenue Code of 1986, as amended (the “Intended Tax Treatment”). However, Support and Greenidge have not sought, and will not seek, any ruling from the Internal Revenue Service (the “IRS”) regarding any matter affecting the Merger and have not sought, and will not seek, any tax opinion from their respective legal counsel regarding the qualification of the Merger for the Intended Tax Treatment. Thus, there can be no assurance that the IRS will ultimately conclude that the Merger meets all of the requirements for the Intended Tax Treatment. A successful challenge by the IRS to the Intended Tax Treatment of the Merger could result in taxable gain to Support’s stockholders as a result of the Merger.

Because the Merger will result in an ownership change under Section 382 of the Internal Revenue Code for Support, Support’s pre-merger net operating loss carryforwards and certain other tax attributes will be subject to limitations.

As of December 31, 2020, Support had approximately $145.6 million in U.S. federal tax net operating loss carryforwards, the usage of which is subject to Section 382 of the Internal Revenue Code of 1986, as amended (“Section 382”). If a corporation undergoes an “ownership change” within the meaning of Section 382, the corporation’s net operating loss carryforwards and certain other tax attributes arising from before the ownership change are subject to limitations on use after the ownership change. In general, an ownership change occurs if there is a cumulative change in the corporation’s equity ownership by certain stockholders that exceeds fifty percentage points over a rolling three-year period. Similar rules may apply under state tax laws. The Merger will result in an ownership change for Support and, accordingly, Support’s net operating loss carryforwards and certain other tax attributes will be subject to limitations on their use after the Merger. Consequently, even if the combined organization achieves profitability, it may not be able to utilize a material portion of Support’s or the combined organization’s net operating loss carryforwards and other tax attributes, which could have a material adverse effect on its cash flow and results of operations.

The dual class structure of Greenidge Common Stock will have the effect of concentrating voting power with the Controlling Stockholder, which may depress the market value of Greenidge Class A Common Stock and will limit a Support stockholder’s or a new investor’s ability to influence the outcome of important transactions, including a change in control.

While the economic rights of Greenidge Class A Common Stock and Greenidge Class B Common Stock are the same, Greenidge Class A Common Stock shares have one (1) vote per share, while Greenidge Class B Common Stock shares have ten (10) votes per share. Holders of Greenidge Class B Common Stock represent 100% of Greenidge’s voting power as of April 26, 2021 and Greenidge expects such holders to represent approximately 99% of Greenidge’s voting power immediately following Closing, assuming the conversion of all shares of series A preferred stock, par value $0.0001 per share, of Greenidge, into Greenidge Class B Common Stock, the exercise of all outstanding options to purchase Greenidge Class B Common Stock and assuming no new issuances of Greenidge Class A Common Stock. Given the 10:1 voting ratio, even a significant issuance of Greenidge Class A Common Stock, and/or a transaction involving Greenidge Class A Common Stock as consideration, may not impact Atlas Capital Resources (A9) LP’s (the “Controlling Stockholder’s”) significant majority voting position in Greenidge.

In addition, regardless of the votes per share of Greenidge Common Stock, assuming the Merger were to be completed as of May 3, 2021, the Merger Consideration would represent approximately 7.7% of the outstanding capital stock of Greenidge, after giving effect to the shares to be issued in or underlying the Greenidge Issuances. Accordingly, former Support stockholders will have limited ability, if any, to influence the outcome on any matters that are or may be subject to Greenidge stockholder approval.

Greenidge has enacted a dual class voting structure to ensure the continuity of voting control of Greenidge for the foreseeable future. As a result, for the foreseeable future, the Controlling Stockholder will be able to control matters submitted to Greenidge’s stockholders for approval, including the election of directors, amendments of its organizational documents and any merger, consolidation, sale of all or substantially all of its assets or other major corporate transactions.

The Controlling Stockholder may have interests that differ from other Greenidge stockholders – including the Support stockholders receiving Greenidge Class A Common Stock in the Merger – and may vote its Greenidge Class B Common Stock in a way with which other stockholders may disagree or which may be adverse to such other stockholders’ interests. In addition, this concentrated control will have the effect of delaying, preventing or deterring a change in control of Greenidge, could deprive its stockholders of an opportunity to receive a premium for their capital stock as part of a sale of Greenidge, and might have a negative effect on the market price of shares of Greenidge Class A Common Stock.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Previously reported on the Company’s Current Report on Form 8-K filed with the SEC on March 22, 2021.

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

May 13, 2021	SUPPORT.COM, INC.

	By:	/s/ Lance Rosenzweig
Lance Rosenzweig
President and Chief Executive Officer

	By:	/s/ Caroline Rook
Caroline Rook
Chief Financial Officer