Form 10-K/A
period 2020-12-31
Support.com, Inc.
filed 2021-07-16
CIK 1104855

UNITED STATES
 SECURITIES AND EXCHANGE COMMISSION
 Washington, D.C. 20549

FORM 10-K/A
(Amendment No. 2)

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

As of July 12, 2021, there were 24,229,460 shares of the registrant’s common stock outstanding.

EXPLANATORY NOTE

This Amendment No. 2 to Form 10-K (this “Amendment”) amends the Annual Report on Form 10-K for the fiscal year ended December 31, 2020 of Support.com, Inc. (“Support.com,” the “Company,” “We” or “Our”), as originally filed with the Securities and Exchange Commission (“SEC”) on March 30, 2021, and as amended by the Amendment No.1 to Form 10-K filed on April 30, 2021 (as amended, the “Original Form 10-K”).

Pursuant to a comment letter of the SEC dated June 7, 2021, this Amendment is being filed solely to (i) include additional information related to the Company’s business with Comcast Cable Communications Management, LLC in Management’s Discussion and Analysis of Financial Condition and Results of Operations Revenue under Item 7 and (ii) to add individual revenue percentage breakouts for customers greater than 10% of total revenue to Note 1 within Item 8.

This Amendment only includes the cover page, Item 7, Item 8, signatures and the Certifications.

Except as described above, no other changes have been made to the Original Form 10-K. This Amendment does not otherwise update information in the Original Form 10-K to reflect facts or events occurring subsequent to the filing date of the Original Form 10-K. This Amendment should be read in conjunction with the Original Form 10-K and our other filings made with the SEC subsequent to filing of the Original Form 10-K.

CAUTIONARY STATEMENT REGARDING FORWARD LOOKING STATEMENTS

This Amendment contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, including the following:

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

Our business and results of operations are subject to risks and uncertainties, many of which are beyond our ability to control or predict. Because of these risks and uncertainties, actual results may differ materially from those expressed or implied by forward-looking statements, and investors are cautioned not to place undue reliance on such statements. All forward-looking statements herein speak only as of the date hereof, and we undertake no obligation to update any such forward-looking statements. Important factors that could cause actual results to differ materially from our expectations and may adversely affect our business and results of operations include, but are not limited to, those items set forth in Item 1A. “Risk Factors” appearing in the Original Form 10-K.

SUPPORT.COM, INC.
FORM 10-K/A
FOR FISCAL YEAR ENDED DECEMBER 31, 2020
TABLE OF CONTENTS

Part II

 Part IV
		Page
ITEM 15	Exhibits and Financial Statement Schedules	35
Signatures		39

ITEM 7 – MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion of our financial condition and results of operations should be read in conjunction with our consolidated financial statements and the related notes included elsewhere in this Amendment. The following discussion includes forward-looking statements. Please see the section entitled “Risk Factors” in Item 1A of the Original Form 10-K for important information to consider when evaluating these statements.

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

Services revenue for the year ended December 31, 2020 decreased by $17.5 million, or 29%, from the same period in 2019. This decrease was primarily due to a decline in revenue of $18.7 million resulting from termination of certain services by one of our major customers due to a realignment of the customer’s needs, which concluded in the second quarter of 2020. The revenue derived from these services previously provided to this customer was 8% and 35% of the Company’s total revenue for the years ended December 31, 2020 and 2019, respectively. To a lesser extent, this decrease also was due to a decline in revenue of an additional $1.8 million resulting from termination by this major customer of certain other services due to a further realignment of the customer’s needs. The revenue derived from these additional services provided to this customer was 10% and 10% of the Company’s total revenue for the years ended December 31, 2020 and 2019, respectively. These declines in revenue were offset by an increase in revenue from one of our other major customers of $3.0 million.

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

For the years ended December 31, 2020 and 2019, our two largest customers accounted for 44% and 43% and 63% and 25% of our total revenue, respectively. No other customers accounted for 10% or more of our total revenue in any year presented.

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

Recent Accounting Pronouncements

See Note 1 – Organization and Summary of Significant Accounting Policies to the consolidated financial statements included in Part II, Item 8 of this Amendment for a summary of new accounting standards.

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

Please refer to Note 1 of the notes to the consolidated financial statements in this Amendment for a complete description of our critical accounting policies and estimates.

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

Denver, Colorado

March 30, 2021, except for the revision to the segment information disclosure in Note 1 as to which the date is July 16, 2021.

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

See accompanying notes.

SUPPORT.COM, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Years Ended December 31,
	2020	2019
Operating Activities:
Net income $	$446 $	$3,846
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation	314	294
Amortization of premiums and discounts on investments	65	83
Stock-based compensation	634	304
Impairment of intangible asset	250	—
Changes in assets and liabilities:
Accounts receivable, net	2,423	2,893
Prepaid expenses and other current assets	41	282
Other long-term assets	142	40
Accounts payable	87	(92)
Accrued compensation	120	(1,804)
Accrued legal settlement	—	(10,000)
Other accrued liabilities	(46)	26
Other long-term liabilities	104	18
Deferred revenue	(312)	58
Net cash provided by (used in) operating activities	4,268	(4,052)

Investing Activities:
Purchases of property and equipment	(896)	(124)
Disposal of property and equipment	—	3
Purchase of investments	(13,375)	(34,898)
Proceeds from sale of investments	—	9,766
Maturities of investments	13,200	33,267
Net cash provided by (used in) investing activities	(1,071)	8,014

Financing Activities:
Payment of dividend	—	(19,054)
Proceeds from exercise of stock options	191	—
Proceeds from employee stock purchase plan	37	48
Net cash provided by (used in) financing activities	228	(19,006)
Effect of exchange rate changes on cash and cash equivalents	14	(51)
Net increase (decrease) in cash and cash equivalents	3,439	(15,095)
Cash and cash equivalents at beginning of year	10,087	25,182
Cash and cash equivalents at end of year	$13,526	$10,087

Supplemental disclosure of cash flow information:
Cash paid for income tax	$135	$98

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

Re-issuance of Financial Statements

The financial statements have been reissued to revise the segment information disclosure in Note 1, to identify and breakout the significant customers and respective percentages of revenue.

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

For the years ended December 31, 2020 and 2019, our largest customer accounted for 44% and 63% of our total revenue, respectively. For the years ended December 31, 2020 and 2019, our second largest customer accounted for 43% and 25% of our total revenue, respectively. There were no other customers that accounted for 10% or more of our total revenue in any of the periods presented.

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

The fair value of our stock-based awards was estimated using the following weighted average assumptions for the years ended December 31, 2020 and 2019:

	2010 Plan/Restated Plan		Employee Stock Purchase Plan
	2020	2019	2020	2019
Risk-free interest rate	0.4%	1.7%	0.2%	2.0%
Expected term (in years)	6.1	3.1	0.5	0.5
Volatility	42.5%	35.6%	74.4%	42.4%
Expected dividend	0.0%	0.0%	0.0%	0.0%
Weighted-average grant date fair value	$0.55	$0.52	$0.34	$0.43

Stock Options

The following tables represent stock option activity for the years ended December 31, 2020 and 2019:

	Number of shares	Weighted-average exercise price per share	Weighted-average remaining contractual term (in years)	Aggregate intrinsic value (in thousands)
Outstanding at December 31, 2018	803	$2.89	8.43	$54
Granted	90	0.94
Exercised	—	—
Forfeited	(77)	1.97
Outstanding at December 31, 2019	816	$1.77	7.49	$16
Granted	2,394	1.56
Exercised	(147)	1.30		116
Forfeited	(434)	1.58
Outstanding at December 31, 2020	2,629	$1.64	8.79	$1,605
Exercisable at December 31, 2020	724	$1.74	6.77	$468

A summary of additional information related to the options outstanding as of December 31, 2020 under the 2010 and 2014 Plans are as follows:

Plan	Option plans ranges of exercise prices	Number of outstanding options	Weighted-average remaining contractual life	Weighted-average exercise price
2010 Plan/Restated Plan	$$1.29 – 16.67	2,029,176	8.61	$1.86
Inducement Plan	$$0.56 – 16.67	600,000	9.37	$1.33
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

ITEM 15 – EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)
The following documents are filed as part of this report:

(1)                       Financial Statements—See Index to the Consolidated Financial Statements and Supplementary Data in Item 8 of this Amendment.

(2)                       Financial Statement Schedules.

Schedule II—Valuation and qualifying accounts was omitted as the required disclosures are included in Note 1 to the Consolidated Financial Statements in this Amendment.

All other schedules are omitted since the information required is not applicable or is shown in the Consolidated Financial Statements or notes thereto in this Amendment.

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

21.1 †	Subsidiaries of Support.com, Inc.
23.1 +	Consent of Independent Registered Public Accounting Firm
24.1 †	Power of Attorney
31.1 †	Chief Executive Officer Section 302 Certification.
31.2 †	Chief Financial Officer Section 302 Certification.
31.3 ††	Chief Executive Officer Section 302 Certification.
31.4 ††	Chief Financial Officer Section 302 Certification.
31.5 +	Chief Executive Officer Section 302 Certification.
31.6 +	Chief Financial Officer Section 302 Certification.
32.1	Statement of the Chief Executive Officer under 18 U.S.C. § 1350(2)
32.2	Statement of the Chief Financial Officer under 18 U.S.C. § 1350(2)
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema
101.CAL	XBRL Taxonomy Extension Calculation Linkbase
101.DEF	XBRL Taxonomy Extension Definition Linkbase
101.LAB	XBRL Taxonomy Extension Label Linkbase
101.PRE	XBRL Taxonomy Extension Presentation Linkbase

*
Denotes an executive or director compensation plan or arrangement.

†
Previously filed with the Original Form 10-K

††
Previously filed with Amendment No.1 to the Annual Report on Form 10-K

+
Filed herewith

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Amendment No. 2 to its Annual Report on Form 10-K/A to be signed on its behalf by the undersigned, thereunto duly authorized.

July 16, 2021	SUPPORT.COM, INC.

	By:	/s/Lance Rosenzweig
Lance Rosenzweig
President & Chief Executive Officer