Form 10-K/A
period 2020-12-31
Support.com, Inc.
filed 2021-08-05
CIK 1104855

UNITED STATES
 SECURITIES AND EXCHANGE COMMISSION
 Washington, D.C. 20549

FORM 10-K/A
(Amendment No. 3)

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

EXPLANATORY NOTE

This Amendment No. 3 on Form 10-K/A (this “Amendment”) amends the Annual Report on Form 10-K for the fiscal year ended December 31, 2020 of Support.com, Inc. (“Support.com,” the “Company,” “We” or “Our”), as originally filed with the Securities and Exchange Commission (“SEC”) on March 30, 2021, and as amended by the Amendment No. 1 on Form 10-K/A filed on April 30, 2021 and by the Amendment No. 2 on Form 10-K/A filed on July 16, 2021 ((“Amendment No. 2”) (as so amended, the “Original Form 10-K”).

Pursuant to a comment letter of the SEC dated August 3, 2021, this Amendment is being filed solely to (i) correct the inadvertent omission of paragraph 3 of the certification of our Chief Executive Officer filed as Exhibit 31.5 and the certification of our Chief Financial Officer filed as Exhibit 31.6 to Amendment No. 2 and (ii) correct the inadvertent omission in Amendment No. 2 of the Statement of the Chief Executive Officer under 18 U.S.C. § 1350 and the Statement of the Chief Financial Officer under 18 U.S.C. § 1350.

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

ITEM 15 – EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

The following exhibits are filed with this Amendment No. 3 on Form 10-K/A.

Exhibit Number	Exhibit Title
31.5†	Chief Executive Officer Section 302 Certification
31.6††	Chief Financial Officer Section 302 Certification
32.3+	Statement of the Chief Executive Officer under 18 U.S.C. Section 1350(1)
32.4+	Statement of the Chief Financial Officer under 18 U.S.C. Section 1350(1)

+
Filed herewith
†
Filed herewith in replacement of Exhibit 31.5 filed with Amendment No. 2
††
Filed herewith in replacement of Exhibit 31.6 filed with Amendment No. 2

(1)
The material contained in Exhibit 32.3 and 32.4 shall not be deemed “filed” with the SEC and is not to be incorporated by reference into any filing of the Company under the Securities Act of 1933 or the Securities Exchange Act of 1934, whether made before or after the date hereof irrespective of any general incorporation language contained in such filing, except to the extent that the registrant specifically incorporates it by reference.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Amendment No. 3 to its Annual Report on Form 10-K/A to be signed on its behalf by the undersigned, thereunto duly authorized.

August 5, 2021	SUPPORT.COM, INC.

	By:	/s/ Lance Rosenzweig
Lance Rosenzweig
President & Chief Executive Officer