Form 10-Q
period 2021-06-30
Support.com, Inc.
filed 2021-08-13
CIK 1104855

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2021

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________ to ________

Commission File No. 000-30901

SUPPORT.COM, INC.
(Exact name of registrant as specified in its charter)

Delaware	94-3282005
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1521 Concord Pike (US 202), Suite 301, Wilmington, DE 19803(Address of principal executive offices, including zip code)

(650) 556-9440(Registrant’s telephone number, including area code)

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

On July 30, 2021, 24,237,876 shares of the registrant’s common stock, $0.0001 par value, were outstanding.

SUPPORT.COM, INC.

FORM 10-Q

QUARTERLY PERIOD ENDED June 30, 2021

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS (UNAUDITED)

SUPPORT.COM, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except per share amounts)

	June 30, 2021	December 31, 2020
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$32,295	$13,526
Short-term investments	6,201	16,441
Accounts receivable, net	5,470	6,975
Prepaid expenses and other current assets	601	670
Total current assets	44,567	37,612
Property and equipment, net	1,043	1,115
Right-of-use assets, net	12	61
Other assets	383	478
Total assets	$46,005	$39,266

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$242	$366
Accrued compensation	2,192	1,735
Other accrued liabilities	1,216	879
Short-term lease liability	12	58
Short-term deferred revenue	1,189	881
Total current liabilities	4,851	3,919
Other long-term liabilities	907	911
Total liabilities	5,758	4,830
Stockholders' equity:
Common stock; par value $0.0001, 50,000 shares authorized; 24,572 issued and 24,220 outstanding at June 30, 2021 and 19,973 issued and 19,490 outstanding at December 31, 2020	3	2
Additional paid-in capital	259,620	250,954
Treasury stock, at cost (483 shares at March 31, 2021 and December 31, 2020)	(5,297)	(5,297)
Accumulated other comprehensive loss	(2,482)	(2,419)
Accumulated deficit	(211,597)	(208,804)
Total stockholders' equity	40,247	34,436
Total liabilities and stockholders' equity	$46,005	$39,266

See accompanying notes.

SUPPORT.COM, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Revenue:
Services	$7,979	$10,606	$17,117	$22,117
Software and other	533	428	1,026	866
Total revenue	8,512	11,034	18,143	22,983
Cost of revenues:
Cost of services	5,401	7,136	11,406	14,821
Cost of software and other	91	36	181	65
Total cost of revenue	5,492	7,172	11,587	14,886
Gross profit	3,020	3,862	6,556	8,097

Operating expenses:
Engineering and IT	555	968	1,479	2,008
Sales and marketing	334	517	759	1,330
General and administrative	2,980	1,904	7,186	3,957
Total operating expenses	3,869	3,389	9,424	7,295
Income (loss) from operations	(849)	473	(2,868)	802
Interest income and other, net	75	173	117	257
Income (loss) before income taxes	(774)	646	(2,751)	1,059
Income tax provision	25	29	42	78
Net income (loss)	$(799)	$617	$(2,793)	$981

Net income (loss) per share - basic and diluted	$(0.03)	$0.03	$(0.13)	$0.05

Weighted average common shares outstanding - basic	24,150	19,054	22,189	19,060
Weighted average common shares outstanding - diluted	24,150	19,352	22,189	19,336

See accompanying notes.

SUPPORT.COM, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(in thousands)
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020

Net income (loss)	$(799)	$617	$(2,793)	$981

Other comprehensive income (loss):
Change in foreign currency translation adjustment	(59)	(11)	(60)	(222)
Change in net unrealized gain (loss) on investments	1	38	(3)	37
Other comprehensive income (loss)	(58)	27	(63)	(185)

Comprehensive income (loss)	$(857)	$644	$(2,856)	$796

See accompanying notes.

SUPPORT.COM, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(in thousands, except share data)
(unaudited)

	Common Stock
	Shares	Amount	Additional Paid-In Capital	Treasury Stock	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders' Shares
Balances at March 31, 2020	19,054	$2	$250,206	$(5,297)	$(2,592)	$(208,886)	$33,433
Net income	-	-	-	-	-	617	617
Other comprehensive income	-	-	-	-	27	-	27
Issuance of common stock upon exercise of stock options for cash	1	-	-	-	-	-	-
Issuance of common stock under employee stock purchase plan	24	-	17	-	-	-	17
Stock-based compensation expense	-	-	118	-	-	-	118
Balances at June 30, 2020	19,079	$2	$250,341	$(5,297)	$(2,565)	$(208,269)	$34,212

Balances at March 31, 2021	24,089	$3	$259,401	$(5,297)	$(2,424)	$(210,798)	$40,885
Net loss	-	-	-	-	-	(799)	(799)
Other comprehensive loss	-	-	-	-	(58)	-	(58)
Issuance of common stock upon exercise of stock options & RSU releases & employee share purchases	131	-	66	-	-	-	66
Stock-based compensation expense	-	-	153		0	0	153
Balances at June 30, 2021	24,220	$3	$259,620	$(5,297)	$(2,482)	$(211,597)	$40,247

	Common Stock
	Shares	Amount	Additional Paid-In Capital	Treasury Stock	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders' Shares
Balances at December 31, 2019	19,054	$2	$250,092	$(5,297)	$(2,380)	$(209,250)	$33,167
Net income	-	-	-	-	-	981	981
Other comprehensive loss	-	-	-	-	(185)	-	(185)
Issuance of common stock upon exercise of stock options for cash	1	-	-	-	-	-	-
Issuance of common stock under employee stock purchase plan	24	-	17	-	-	-	17
Stock-based compensation expense	-	-	232	-	-	-	232
Balances at June 30, 2020	19,079	$2	$250,341	$(5,297)	$(2,565)	$(208,269)	$34,212

Balances at December 31, 2020	19,490	$2	$250,954	$(5,297)	$(2,419)	$(208,804)	$34,436
Net loss	-	-	-	-	-	(2,793)	(2,793)
Other comprehensive loss	-	-	-	-	(63)	-	(63)
Issuance of common stock upon exercise of stock options & RSU releases & employee share purchases	820	-	1,063	-	-	-	1,063
Issuance of common stock per Greenidge Merger Agreement	3,910	1	7,233	-	-	-	7,234
Stock-based compensation expense	-	-	370	-	-	-	370
Balances at June 30, 2021	24,220	$3	$259,620	$(5,297)	$(2,482)	$(211,597)	$40,247

See accompanying notes.

SUPPORT.COM, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Six Months Ended June 30,
	2021	2020
Operating Activities:
Net income (loss)	$(2,793)	$981
Adjustments to reconcile net (loss) income to net cash used in operating activities:
Depreciation	187	145
Amortization of premiums and discounts on investments	(45)	34
Stock-based compensation	370	232
Changes in assets and liabilities:
Accounts receivable, net	1,505	2,149
Prepaid expenses and other current assets	61	129
Other long-term assets	139	(163)
Accounts payable	(128)	41
Accrued compensation	428	961
Other accrued liabilities	275	(188)
Other long-term liabilities	(16)	(82)
Deferred revenue	309	(167)
Net cash provided by operating activities	292	4,072

Investing Activities:
Purchases of property and equipment	(115)	(830)
Purchases of investments	(400)	-
Maturities of investments	10,687	7,869
Net cash provided by investing activities	10,172	7,039

Financing Activities:
Proceeds from employee stock purchase plan	15	17
Proceeds from exercise of stock options	1,048	-
Proceeds from Greenidge transaction stock issuance	7,234	-
Net cash provided by financing activities	8,297	17
Effect of exchange rate changes on cash and cash equivalents	8	18
Net increase in cash and cash equivalents	18,769	11,146
Cash and cash equivalents at beginning of period	13,526	10,087
Cash and cash equivalents at end of period	$32,295	$21,233

Supplemental disclosure of cash flow information:
Income taxes paid	$41	$2

See accompanying notes.

SUPPORT.COM, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 1. Significant Accounting Policies

Basis of Presentation

The accompanying unaudited interim condensed consolidated financial statements include the accounts of Support.com, Inc. (the “Company,” “Support.com,” “We” or “Our”) and its wholly owned subsidiaries. All intercompany balances and transactions have been eliminated. The condensed consolidated balance sheet as of June 30, 2021, the statement of stockholders’ equity for the three and six months ended June 30, 2021 and 2020, the condensed consolidated statements of operations and comprehensive income (loss) for the three and six months ended June 30, 2021 and 2020, and the consolidated statements of cash flows for the six months ended June 30, 2021 and 2020 are unaudited. In the opinion of management, these unaudited interim condensed consolidated financial statements reflect all adjustments (consisting of normal recurring adjustments) that are necessary for a fair presentation of the results for, and as of, the periods shown. The results of operations for such periods are not necessarily indicative of the results expected for the full fiscal year or for any future period. The condensed consolidated balance sheet information as of December 31, 2020 is derived from audited financial statements as of that date. These financial statements have been prepared based upon Securities and Exchange Commission (“SEC”) rules that permit reduced disclosure for interim periods. For a more complete discussion of significant accounting policies and certain other information, these unaudited interim condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes included in our Annual Report on Form 10-K for the year ended December 31, 2020, filed with the SEC on March 30, 2021, as amended by the Amendment No. 1 on Form 10-K/A filed on April 30, 2021, the Amendment No. 2 on Form 10-K/A filed on July 16, 2021 and the Amendment No. 3 on Form 10-K/A filed on August 5, 2021.

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

The Merger is subject to certain closing conditions, including the adoption of the Merger Agreement by the holders of a majority of the outstanding shares of common stock of the Company entitled to vote on the Merger at a special meeting (the “Stockholder Approval”). A special meeting of stockholders of the Company has been scheduled for September 10, 2021 for the purpose of obtaining the Stockholder Approval. Only holders of record of the Company’s common stock as of the close of business on July 26, 2021 are entitled to vote at the special meeting. The Company expects the Merger to be completed during the third quarter of 2021.

Under the Merger Agreement, the aggregate consideration payable to holders of shares of common stock of the Company and holders of restricted stock units (“Support Awards”) and options to purchase shares of the Company’s common stock (“Support Options”) consists of 2,998,261 shares of class A common stock, par value $0.0001 per share, of Greenidge (“Greenidge Class A Common Stock”) (the “Merger Consideration”). If the Merger is completed, at the effective time of the Merger and subject to the terms and conditions set forth in the Merger Agreement, except for shares held in treasury by the Company, each outstanding share of the Company’s common stock and each outstanding Support Award and Support Option will be cancelled and converted into the right to receive a number of shares of Greenidge Class A Common Stock based upon an exchange ratio as calculated in accordance with the Merger Agreement (the “Exchange Ratio”). Assuming the Merger were to be completed as of the date of filing of this quarterly report, the Merger Consideration would represent approximately 7.7% of the outstanding shares of capital stock of Greenidge, and the current stockholders of Greenidge would own approximately 90.0% of the outstanding shares of capital stock of Greenidge, after giving effect to the shares underlying the Greenidge Issuances (as defined below). “Greenidge Issuances” means the issuance of (i) from and after consummation of the Merger, 562,174 shares of Greenidge Class A Common Stock to 210 Capital LLC (“210 Capital”) as a consulting fee in connection with the transactions contemplated by the Merger Agreement, (ii) from and after consummation of the Merger, options or warrants to purchase 344,800 shares of Greenidge Class A Common Stock at an exercise price of $6.25 per share of Greenidge Class A Common Stock to B. Riley Securities, Inc., (iii) 160,000 shares of class B common stock, par value $0.0001 per share, of Greenidge (“Greenidge Class B Common Stock”, and together with Greenidge Class A Common Stock, “Greenidge Common Stock”) issued as consideration for bitcoin mining equipment, and (iv) all of the shares of Greenidge Common Stock underlying outstanding vested options reserved under Greenidge’s 2021 Equity Incentive Plan.

If the Merger Agreement is terminated under certain circumstances, the Company would be required to pay a termination fee.

In connection with and as a condition to Greenidge’s willingness to enter into the Merger Agreement, on March 19, 2021, the Company entered into a subscription agreement (the “Subscription Agreement”) with 210 Capital, pursuant to which 210 Capital subscribed for and purchased, and the Company issued and sold, an aggregate of 3,909,871 shares of the Company’s Common Stock for a purchase price of $1.85 per share, for aggregate gross proceeds to the Company of approximately $7.2 million. Pursuant to and subject to the terms and conditions set forth in the Subscription Agreement, among other things, and only upon any termination of the Merger Agreement, the Company has agreed that, not later than the earlier of (i) thirty (30) days following the date of such termination and (ii) December 31, 2021 (such earlier date, the “Post-Termination Date”), it will increase the size of the Board in order to appoint two individuals designated by 210 Capital (each, a “Designee”) to the Board for a term expiring at the next succeeding annual meeting of the Company’s stockholders. At such annual meeting of the Company’s stockholders, the Company has agreed to nominate each Designee for election as a director with a term expiring at the subsequent annual meeting of the Company’s stockholders, subject to certain terms and conditions provided in the Subscription Agreement. On and after the Post-Termination Date, (1) so long as 210 Capital beneficially owns at least 10% of the Company’s common stock on an as-converted basis, 210 Capital will have the right to designate two Designees as nominees for election to the Board, and (2) so long as 210 Capital beneficially owns between 5% and 10% of the Company’s common stock on an as-converted basis, 210 Capital will have the right to designate one Designee as a nominee for election to the Board.

Impact of Disease Outbreak

On March 11, 2020, the World Health Organization declared the outbreak of a respiratory disease caused by a new coronavirus as a “pandemic.” First identified in late 2019 and known now as COVID-19, the outbreak has impacted millions of individuals worldwide. In response, many countries have implemented measures to combat the outbreak which have impacted global business operations. As of the date of issuance of the financial statements, our operations have not been significantly impacted; however, we continue to monitor the situation. No impairments were recorded as of the balance sheet date as no triggering events or changes in circumstances had occurred as of June 30, 2021; however, due to significant uncertainty surrounding the situation, management’s judgment regarding this could change in the future. In addition, while our results of operations, cash flows and financial condition could be negatively impacted, the extent of the impact cannot be reasonably estimated at this time.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the condensed consolidated financial statements and accompanying notes. The accounting estimates that require management’s most significant, difficult, and subjective judgments include accounting for revenue recognition, assumptions used to estimate self-insurance accruals, the valuation and recognition of investments, the valuation and recognition of stock-based compensation and the recognition and measurement of current and deferred income tax assets and liabilities. Actual results could differ materially from these estimates.

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

Services Revenue

Services revenue is primarily comprised of fees for customer support and technology support services. Our service programs are designed for enterprise clients, business and professional services clients, as well as the consumer, and include customer service, sales support, and technical support, including computer and mobile device set-up, security and support, virus and malware removal, wireless network set-up, and automation system onboarding and support.

We offer customer support, technical support, and technology services to large corporations, business and professional services organizations and consumers, directly and through our partners (which include communications providers, retailers, technology companies and others) and, to a lesser degree, directly through our website at www.support.com. We transact with customers via reseller programs, referral programs and direct transactions. In reseller programs, the partner generally executes the financial transactions with the customer and pays a fee to us which we recognize as revenue when the service is delivered. In referral programs, we transact with the customer directly and pay a referral fee to the referring party. In direct transactions, we sell directly to the customer at the retail price.

The services described above include four types of offerings:

•

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

•	Tier-Based Services – In connection with the provisions of certain services programs, fees are calculated on partner subscription tiers based on number of subscribers. For these programs, we recognize revenue as services are performed, and are billed based on the tier level of number of subscribers supported by our experts.

•	Subscriptions - Customers purchase subscriptions or “service plans” under which certain services are provided over a fixed subscription period. Revenues for subscriptions are recognized ratably over the respective subscription periods.

•	Incident-Based Services - Customers purchase a discrete, one-time service. Revenue recognition occurs at the time of service delivery. Fees paid for services sold but not yet delivered are recorded as deferred revenue and recognized at the time of service delivery.

The following represents deferred revenue activity for the six months ended June 30, 2021 and 2020 (in thousands):

Balance at December 31, 2020	$881
Deferred revenue	495
Recognition of unearned revenue	(187)
Balance at June 30, 2021	$1,189

Balance at December 31, 2019	$1,193
Deferred revenue	1,452
Recognition of unearned revenue	(1,619)
Balance at June 30, 2020	$1,026

Partners and corporate customers are generally invoiced monthly. Fees from customers via referral programs and direct transactions are generally paid with a credit card at the time of sale. Revenue is recognized net of any applicable sales tax.

Services revenue also includes fees from licensing of Support.com cloud-based software. In such arrangements, customers receive a right to use our Support.com Cloud applications in their own support organizations. We license our cloud-based software using a software-as-a-service (“SaaS”) model under which customers cannot take possession of the technology and pay us on a per-user or usage basis during the term of the arrangement. In addition, services revenue includes fees from implementation services of our cloud-based software. Currently, revenues from implementation services are recognized ratably over the customer life, which is estimated as the term of the arrangement once the Support.com Cloud services are made available to customers. We generally charge for these services on a time and material basis. As of June 30, 2021, revenues from implementation services are not material.

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

We monitor our investments for impairment on a quarterly basis to determine whether a decline in fair value is other-than-temporary by considering factors such as current economic and market conditions, the credit rating of the security’s issuer, the length of time an investment’s fair value has been below our carrying value, our intent to sell the security and our belief that it will not be required to sell the security before the recovery of its amortized cost. If an investment’s decline in fair value is deemed to be other-than-temporary, we reduce its carrying value to the estimated fair value, as determined based on quoted market prices or liquidation values. Declines in value judged to be other-than-temporary, if any, are recorded in operations as incurred. At June 30, 2021, we evaluated unrealized losses on marketable securities and determined them to be temporary. We currently do not intend to sell securities with unrealized losses and concluded that we will not be required to sell these securities before the recovery of their amortized cost basis. At June 30, 2021 and December 31, 2020, the fair value of cash, cash equivalents and investments was $38 million and $30 million, respectively.

The following is a summary of cash, cash equivalents and investments at June 30, 2021 and December 31, 2020 (in thousands):

As of June 30, 2021	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Cash	$8,347	$-	$-	$8,347
Money market funds	23,948	-	-	23,948
Certificates of deposit	507	-	-	507
Commercial paper	775	-	-	775
Corporate notes and bonds	4,419	-	1	4,420
U.S. government treasury	500	-	-	500
Total	$38,496	$-	$1	$38,497

Classified as:
Cash and cash equivalents	32,295	-	-	32,295
Short-term investments	6,200	-	1	6,201
Total	$38,495	$-	$1	$38,496

As of December 31, 2020	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Cash	$10,918	$-	$-	$10,918
Money market funds	1,258	-	-	1,258
Certificates of deposit	492	-	-	492
Commercial paper	3,274	-	(1)	3,273
Corporate notes and bonds	9,423	4	-	9,427
U.S. government treasury	4,599	-	-	4,599
Total	$29,964	$4	$(1)	$29,967

Classified as:
Cash and cash equivalents	13,526	-	-	13,526
Short-term investments	16,438	4	(1)	16,441
Total	$29,964	$4	$(1)	$29,967

The following table summarizes the estimated fair value of our marketable securities classified by the stated maturity date of the security (in thousands):

	June 30, 2021	December 31, 2020
Due within one year	$5,701	$13,248
Due within two years	500	3,193
	$6,201	$16,441

Fair Value Measurements

Accounting Standards Codification (“ASC”) 820, Fair Value Measurements and Disclosures, defines fair value, establishes a framework for measuring fair value under generally accepted accounting principles and enhances disclosures about fair value measurements. Fair value is defined under ASC 820 as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. Valuation techniques used to measure fair value according to ASC 820 must maximize the use of observable inputs and minimize the use of unobservable inputs. The standard describes a fair value hierarchy based on three levels of inputs, of which the first two are considered observable and the last unobservable, that may be used to measure fair value, which are the following:

•	Level 1 – Quoted prices for identical instruments in active markets.

•	Level 2 - Quoted prices for similar instruments in active markets, quoted prices for identical or similar instruments in markets that are not active, and model derived valuations in which all significant inputs and significant value drivers are observable in active markets.

•	Level 3 - Valuations derived from valuation techniques in which one or more significant inputs or significant value drivers are unobservable.

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

For the three months ended June 30, 2021 and 2020, our largest customer accounted for 55% and 42% of our total revenue, respectively. For the three months ended June 30, 2021 and 2020, our second largest customer accounted for 26% and 46% of our total revenue, respectively. For the six months ended June 30, 2021 and 2020, our largest customer accounted for 53% and 39% for our total revenue, respectively. For the six months ended June 30, 2021 and 2020, our second largest customer accounted for 29% and 48% of our total revenue, respectively. There were no other customers that accounted for 10% or more of total revenue for the three months ended June 30, 2021 and 2020.

The credit risk in trade accounts receivable is substantially mitigated by reasonably short payment terms and an evaluation of the customers’ financial conditions when we enter into business with them. As of June 30, 2021, our two largest customers accounted for 60% and 27% of total accounts receivable, respectively. As of December 31, 2020, our two largest customers accounted for 50% and 39% of total accounts receivable, respectively. There were no other customers that accounted for 10% or more of our total accounts receivable as of June 30, 2021 and December 31, 2020.

Trade Accounts Receivable and Allowance for Doubtful Accounts

Trade accounts receivable are recorded at the invoiced amount. We perform evaluations of our customers’ financial condition and generally do not require collateral. We make judgments as to our ability to collect outstanding receivables and provide allowances for a portion of receivables when collection becomes doubtful. Reserves are made based on a specific review of all significant outstanding invoices. For those invoices not specifically provided for, reserves are recorded at differing rates, based on the age of the receivable. In determining these rates, we analyze our historical collection experience and current payment trends. The determination of past-due accounts is based on contractual terms. As of June 30, 2021, and December 31, 2020, allowance for doubtful accounts was $4,000.

Self-Funded Health Insurance

Prior to January 1, 2021, we maintained a self-funded health insurance program with a stop-loss umbrella policy with a third-party insurer to limit the maximum potential liability for medical claims. The program was terminated at December 31, 2020. However, previously incurred-but-not-reported claims and related expenses were incurred during the current quarter. With respect to this program, we considered historical and projected medical utilization data when estimating the health insurance program liability and related expense. As of June 30, 2021, $0.1 million was in reserve for the self-funded health insurance program. As of December 31, 2020, $0.2 million was in reserve for the self-funded health insurance program. The reserve is included in other accrued liabilities on the condensed consolidated balance sheets.

We continue to analyze our reserves for incurred-but-not-reported claims and for reported-but-not-paid claims related to the self-funded insurance program. We believe our reserves are adequate. However, significant judgment is involved in assessing these reserves such as assessing historical paid claims, average lags between the claims’ incurred date, reported dates and paid dates, and the frequency and severity of claims. There may be differences between actual settlement amounts and recorded reserves and any resulting adjustments are included in expense once a probable amount is known.

Accumulated Other Comprehensive Income (Loss)

The components of accumulated other comprehensive loss relate primarily to accumulated foreign currency translation losses associated with our foreign subsidiaries and unrealized losses on investments.

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

The following table sets forth the computation of basic and diluted earnings per share for the three and six months ended June 30, 2021 and 2020 (in thousands, except per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020

Net income (loss)	$(799)	$617	$(2,793)	$981

Earnings per share - basic and diluted	$(0.03)	$0.03	$(0.13)	$0.05

Weighted-average shares of common stock outstanding - basic	24,150	19,054	22,189	19,060
Weighted-average shares of common stock outstanding - diluted	24,150	19,352	22,189	19,336

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

We generally agree to indemnify customers against legal claims that end-user software products infringe certain third-party intellectual property rights. As of June 30, 2021, we have not been required to make any payment resulting from infringement claims asserted against customers and have not recorded any related accruals.

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

We have entered into various non-cancelable operating lease agreements for certain offices and certain equipment. No leases have been entered in to and no leases have been renewed in the current quarter. The Louisville, Colorado office lease expired on April 30, 2021.

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

New Accounting Standards to be adopted in Future Periods

In June 2016, the FASB issued ASU 2016-13, Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments. The standard’s main goal is to improve financial reporting by requiring earlier recognition of credit losses on financing receivables and other financial assets in scope. The effective date for smaller reporting companies is fiscal years beginning after December 15, 2022, including interim periods within those fiscal years. We do not expect the new standard to have a material impact on the consolidated financial statements.

The Company reviewed all other recently issued, but not yet effective, accounting pronouncements and does not expect the future adoption of any such pronouncements will have a material impact on the consolidated financial statements.

Note 2. Income Taxes

We recorded an income tax provision of $25,000 and $42,000 for the three and six months ended June 30, 2021. The income tax provision for interim periods is determined using an estimate of the annual effective tax rate, adjusted for discrete items, if any, that are taken into account in the relevant period. Each quarter, the estimate of the annual effective tax rate is updated, and if the estimated effective tax rate changes, a cumulative adjustment is made. There is a potential for volatility of the effective tax rate due to several factors, including changes in the mix of the pre-tax income and the jurisdictions to which it relates, changes in tax laws and settlements with taxing authorities and foreign currency fluctuations.

As of June 30, 2021, deferred tax assets are fully offset by a valuation allowance, except in those jurisdictions where it is determined that a valuation allowance is not required.

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

We do not anticipate a material change in the total amount or composition of our unrecognized tax benefits as of June 30, 2021.

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

Merger-Related Litigation. Since the announcement of the Merger Agreement, six lawsuits have been filed by alleged individual stockholders of the Company against the Company, the individual members of its Board of Directors and, in two of the cases, Greenidge and Merger Sub, in various U.S. federal district courts. A complete copy of each complaint has been filed as an exhibit to this quarterly report on Form 10-Q and is incorporated herein by reference. Of these six complaints, two have been filed in the United States District Court for the District of Delaware: Stein v. Support.com, Inc. et al, Case No. 1:21-cv-00650-UNA, filed on May 5, 2021, and Bell v. Support.com, Inc. et al, Case No. 1:21-cv-00672-UNA, filed on May 7, 2021. Three of the other lawsuits have been filed in the United States District Court for the Southern District of New York: Broder v. Support.com, Inc. et al, Case No. 1:21-cv-04262-UNA, filed on May 12, 2021; Salerno v. Support.com, Inc. et al, Case No. 1:21-cv-04584, filed on May 21, 2021; and, Bowen v. Support.com, Inc. et al, Case No. 1:21-cv-04797, filed on May 28, 2021.  The remaining lawsuit was filed in the United States District Court for the Eastern District of New York: Steinmetz v. Support.com, Inc. et al, Case No. 1:21-cv-02647-UNA, filed on May 11, 2021.  The Company and the individual members of its board of directors are named as defendants in the Stein, Steinmetz, Broder, and Bowen complaints, and the Company, the individual members of its board of directors, Greenidge and Merger Sub are named as defendants in the Bell and Salerno complaints.

The lawsuits generally allege that the Form S-4 Registration Statement of Greenidge filed with the U.S. Securities and Exchange Commission in connection with the Merger on May 4, 2021 is misleading and/or omits certain material information.  In addition, one of the lawsuits (Salerno) also alleges that the members of the Company’s board breached their fiduciary duties in negotiating and approving the Merger Agreement and that Greenidge and Merger Sub aided and abetted the Company directors’ alleged breaches of fiduciary duty.  All six lawsuits seek, among other things, to enjoin the Merger, or, in the event that an injunction is not entered and the Merger closes, rescission of the Merger and unspecified money damages, costs and attorneys’ and experts’ fees.  The Company believes each of these lawsuits is meritless and intends to defend against them vigorously.

On August 2, 2021, lawyers representing a seventh putative stockholder of the Company sent a demand letter seeking additional disclosures regarding the Merger and reserving their purported right to seek to enjoin the Merger.

On August 4, 2021, counsel for the plaintiff in the Bowen action indicated orally to counsel for the Company that he anticipates dismissing his lawsuit as moot, in light of the Company’s supplemental disclosures, and seeking a mootness fee.

On August 9, 2021, counsel for plaintiff Steinmetz voluntarily dismissed the Steinmetz action, and counsel for plaintiffs Stein and Bell indicated in a status report to the court that they expect to dismiss the Stein and Bell actions as moot following the stockholder vote on the Merger.  The Company expects that these three plaintiffs likewise will seek mootness fees.

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

Guarantees

We have identified guarantees in accordance with ASC 450, Contingencies. This guidance stipulates that an entity must recognize an initial liability for the fair value, or market value, of the obligation it assumes under the guarantee at the time it issues such a guarantee and must disclose that information in our interim and annual financial statements. We have entered into various service level agreements with our partners, in which we may guarantee the maintenance of certain service level thresholds. Under some circumstances, if these thresholds are not met, we may be liable for certain financial costs. We evaluate costs for such guarantees under the provisions of ASC 450. We consider such factors as the degree of probability that we would be required to satisfy the liability associated with the guarantee and the ability to make a reasonable estimate of the resulting cost. During the three months ended June 30, 2021 and 2020, we did not incur any costs as a result of such obligations. We have not accrued any liabilities related to such obligations in the condensed consolidated financial statements as of June 30, 2021 and December 31, 2020.

Note 4. Stockholder’s Equity

During the six months ended June 30, 2021, 0.7 million shares of common stock were issued as a result of the exercise of stock options. During the six months ended June 30, 2020, 654 shares of common stock were issued as a result of the exercise of stock options.

During the six months ended June 30, 2021, 0.1 million shares of common stock were issued as a result of RSU releases. During the six months ended June 30, 2020, no shares of common stock were issued as a result of RSU releases.

During the six months ended June 30, 2021 and 2020, 0.1 million shares of common stock were issued under the ESPP.

During the six months ended June 30, 2021, in connection with the Merger Agreement (as defined above), the Company issued and sold approximately 3.9 million shares of the Company’s common stock to 210 Capital, LLC (“210 Capital”), pursuant to a stock subscription agreement with 210 Capital. Refer to Note 1 and Item 2 for additional transaction details regarding the Merger with Greenidge.

Stock Repurchase Program

On April 27, 2005, our Board of Directors (“Board”) authorized the repurchase of up to 666,666 outstanding shares of our common stock. As of June 30, 2021, the maximum number of shares remaining that can be repurchased under this program was 602,467. No shares were repurchased during the three months and six months ended June 30, 2021 and 2020, respectively. We do not intend to repurchase shares without further approval from the Board.

Note 5. Stock-Based Compensation

Equity Compensation Plan

We adopted the 2010 Equity and Performance Incentive Plan (the “2010 Plan”), effective as of May 19, 2010. Under the 2010 Plan, the number of shares of Common Stock that may be issued will not exceed in the aggregate 1,666,666 shares of Common Stock plus the number of shares of common stock relating to prior awards under the 2000 Omnibus Equity Incentive Plan that expire, are forfeited or are cancelled after the adoption of the 2010 Plan, subject to adjustment as provided in the 2010 Plan. Pursuant to approval from our shareholders, the number of shares of common stock that may be issued under the 2010 Plan was increased by 750,000 shares of common stock in May 2013 and 333,333 shares in June 2016. No grants will be made under the 2010 Plan after the tenth anniversary of its effective date. At the 2020 Annual Meeting of Stockholders, our stockholders approved the amendment and restatement of the Second Amended and Restated 2010 Stock Plan (such plan, after the amendment and restatement is now the Third Amended and Restated 2010 Equity and Performance Incentive Plan, referred to herein as the “Restated Plan”). The purpose of amending the 2010 Stock Plan was (i) to increase the number of shares of common stock available for issuance under the Restated Plan by 2,000,000 shares, (ii) to extend the term of the 2010 Stock Plan, which otherwise expires on May 19, 2020, so that the Restated Plan will continue until terminated by the Board in its discretion, and (iii) to eliminate obsolete provisions while adding other provisions consistent with certain compensation and governance best practices. As of June 30, 2021, approximately 4.0 million shares remain available for grant under the Restated Plan.

We adopted the 2014 Inducement Award Plan (the “Inducement Plan”), effective as of May 13, 2014. Under the Inducement Plan, the number of shares of common stock that may be issued will not exceed in the aggregate 666,666 shares of common stock. As of June 30, 2021, approximately 0.2 million shares remain available for grant under the Inducement Plan.

Employee Stock Purchase Plan

Effective May 15, 2011, our Board and stockholders approved an ESPP and reserved 333,333 shares of our common stock for issuance. The ESPP was established to advance our interests and our stockholders’ interests by providing an incentive to attract, retain and reward eligible employees and by motivating such persons to contribute to our growth and profitability. At the 2020 Annual Meeting of Stockholders, our stockholders approved a proposal amending and restating the 2011 ESPP to (i) increase the maximum number of shares of common stock available for future issuance under the ESPP by 1,000,000 shares, (ii) extend the term, which otherwise would have expired on May 15, 2021, so that the ESPP will continue until terminated by the Board in its discretion, and (iii) make certain other administrative changes.

The ESPP consists of six-month offering periods during which employees may enroll in the plan. Shares of common stock may be purchased under the ESPP at a price established by the Compensation Committee of the Board of Directors, provided that the price may not be less than eighty-five percent (85%) of the lesser of (a) the fair market value of a share of stock on the offering date of the offering period or (b) the fair market value of a share of stock on the purchase date. As of June 30, 2021, approximately 1.1 million shares remain available for issuance under the ESPP.

Stock-Based Compensation

In accordance with accounting guidance for stock-based compensation, payments in equity instruments for goods or services are accounted for by the fair value method. For the three and six months ended June 30, 2021 stock-based compensation expense was $0.2 million and $0.4 million, respectively. For the three and six months ended June 30, 2020 stock-based compensation expense was $0.1 million and $0.2 million, respectively.

As of June 30, 2021, $0.7 million of unrecognized compensation cost related to existing options was outstanding, which is expected to be recognized over a weighted average period of 2.43 years. As of June 30, 2021, $0.1 million of unrecognized compensation cost related to RSUs was outstanding, which is expected to be recognized within one year.

Stock Options

The following table represents the stock option activity for the six months ended June 30, 2021:

	Number of Shares (in thousands)	Weighted Average Exercise Price per Share	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
Outstanding at December 31, 2020	2,629	$1.64	8.79	$1,605
Granted	40	2.39	-
Exercised	(633)	1.68	-
Forfeited	(336)	1.71	-
Outstanding at June 30, 2021	1,700	$1.62	8.65	$3,821

Exercisable at June 30, 2021	327	$1.61	6.83	790

Restricted Stock Units

The following table represents RSU activity for the three months ended June 30, 2021:

	Number of Shares (in thousands)	Weighted Average Exercise Price per Share	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
Outstanding at December 31, 2020	131	$2.05	0.7	$287
Granted	100	2.15
Released	(100)	$2.15
Forfeited	-	-
Outstanding at June 30, 2021	131	2.05	0.2	$504

Exercisable at June 30, 2021	-	-		-

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

RECENT DEVELOPMENTS

Merger

As previously disclosed, on March 19, 2021, the Company, Greenidge and Merger Sub entered into the Merger Agreement pursuant to which Merger Sub will be merged with and into the Company, with the Company continuing as the surviving corporation and a wholly-owned subsidiary of Greenidge.

The Merger is subject to certain closing conditions, including the Stockholder Approval.  A special meeting of stockholders of the Company has been scheduled for September 10, 2021 for the purpose of obtaining the Stockholder Approval.  Only holders of record of the Company’s common stock as of the close of business on July 26, 2021 are entitled to vote at the special meeting.  The Company expects the Merger to be completed during the third quarter of 2021.

Since the announcement of the Merger, six complaints have been filed by alleged individual stockholders of the Company against the Company, the individual directors of the Company and, in two of the cases, Greenidge and Merger Sub, in various U.S. federal district courts.  See ITEM 1 – FINANCIAL STATEMENTS (UNAUDITED) – Note 3. Commitments and Contingencies – Legal Matters – Merger-Related Litigation. for a brief description of complaints filed against the Company and other parties related to the Merger.

RESULTS OF OPERATIONS

Three and Six Months Ended June 30, 2021 and 2020

REVENUE

	Three Months Ended June 30,
	2021	2020	$ Change	% Change
In thousands, except percentages
Services	$7,979	$10,606	$(2,627)	-25%
Software and other	533	428	105	25%
Total revenue	$8,512	$11,034	$(2,522)

	Six Months Ended June 30,
	2021	2020	$ Change	% Change
In thousands, except percentages
Services	$17,117	$22,117	$(5,000)	-23%
Software and other	1,026	866	160	18%
Total revenue	$18,143	$22,983	$(4,840)

Services. Service revenue consists primarily of fees for customer support services generated from our partners. We provide these services remotely, generally using service delivery personnel who utilize our proprietary technology to deliver the services. Service revenue also includes licensing of our Support.com Cloud applications.

Service revenue for the three months ended June 30, 2021 decreased by $2.6 million, or 25% from the same period in 2020. This decrease was due to a decline in revenue of $1.1 million resulting from termination of certain services by one of our major customers due to a realignment of the customer’s needs, which concluded in the second quarter of 2020. The revenue derived from these services previously provided to this customer was 10% and 14% of the Company’s total revenue for the three and six months ended June 30, 2020, respectively. This decrease also was due to a decline in revenue of an additional $1.1 million resulting from termination by this major customer of certain other services due to a further realignment of the customer’s needs. The revenue derived from these additional services provided to this customer was 12% and 11% of the Company’s total revenue for the three month and six months ended June 30, 2020, respectively. Additionally, this decline also was due to a decline of an additional $1.1 million by this major customer resulting from reduced volume requirements of certain other services. These declines in revenue were partially offset by revenue from a new line of business with this major customer of $0.5 million.

Software and other. Software and other revenue is comprised primarily of fees for end-user software products provided through direct customer downloads, and, to a lesser extent, through the sale of these software products via partners. Software and other revenue for the three and six months ended June 30, 2021 increased by $0.1 million and $0.2 million, or 25% and 18%, respectively, from the same periods in 2020 primarily due to the addition of an artificial intelligence (AI) detection engine.

COST OF REVENUE

	Three Months Ended June 30,
	2021	2020	$ Change	% Change
In thousands, except percentages
Cost of services	$5,401	$7,136	$(1,735)	-24%
Cost of software and other	91	36	55	153%
Total cost of revenue	$5,492	$7,172	$(1,680)

	Six Months Ended June 30,
	2021	2020	$ Change	% Change
In thousands, except percentages
Cost of services	$11,406	$14,821	$(3,415)	-23%
Cost of software and other	181	65	116	178%
Total cost of revenue	$11,587	$14,886	$(3,299)

Cost of services. Cost of services consists primarily of compensation costs and contractor expenses for people providing services, technology and telecommunication expenses related to the delivery of services and other personnel-related expenses in service delivery. The decreases of $1.7 million and $3.4 million, or 24% and 23% in cost of services for the three and six months ended June 30, 2021, respectively, compared to the same periods in 2020 were primarily due to lower personnel expenses due to a decrease in headcount as a result of the decreased business from one of our major customers.

Cost of software and other. Cost of software and other consists primarily of third-party royalty fees for our end-user software products. Certain of these products were developed using third-party research and development resources, and the third party receives royalty payments on sales of products it developed. Software and other costs increased $0.1 million for both the three and six months ended June 30, 2021 as compared to the same periods in prior year due to the addition of an AI detection engine, as well as higher payroll processing fees and hosting costs.

OPERATING EXPENSES

	Three Months Ended June 30,
	2021	2020	$ Change	% Change
In thousands, except percentages
Engineering and IT	$555	$968	$(413)	-43%
Sales and marketing	334	517	(183)	-35%
General and administrative	2,980	1,904	1,076	57%
Total operating expenses	$3,869	$3,389	$480

	Six Months Ended June 30,
	2021	2020	$ Change	% Change
In thousands, except percentages
Engineering and IT	$1,479	$2,008	$(529)	-26%
Sales and marketing	759	1,330	(571)	-43%
General and administrative	7,186	3,957	3,229	82%
Total operating expenses	$9,424	$7,295	$2,129

Engineering and IT. Engineering and IT expense consists primarily of compensation costs, third-party consulting expenses and related overhead costs for engineering and IT personnel and are expensed as they are incurred. Engineering and IT costs for the three months ended June 30, 2021 decreased $0.4 million, or 43%, as compared to the same period in 2020 primarily due to lower personnel costs and reduced costs related to contractors and consulting services for direct-to-consumer related projects. Engineering and IT costs for the six months ended June 30, 2021 decreased $0.5 million, or 26%, as compared to the same period in 2020 primarily due to reduced personnel costs as a result of lower headcount and reduced costs related to contractors and consulting services for direct-to-consumer related projects.

Sales and marketing. Sales and marketing expense consists primarily of compensation costs of business development, program management and marketing personnel, as well as expenses for lead generation and promotional activities, including public relations, website design, advertising and marketing. Sales and marketing costs for the three months ended June 30, 2021 decreased $0.2 million, or 35% compared to the same period in 2020 primarily due to reduced personnel costs as a result of lower headcount and reductions in costs related to marketing campaigns targeted to generate direct-to-consumer growth opportunities. Sales and marketing costs for the six months ended June 30, 2021 decreased $0.6 million, or 43% compared to the same period in 2020 primarily due to reduced personnel costs as a result of lower headcount and reductions in costs related to marketing campaigns targeted to generate direct-to-consumer growth opportunities.

General and administrative. General and administrative expense consists primarily of compensation costs and related overhead costs for administrative personnel and professional fees for legal, accounting and other professional services. General and administrative costs for the three months ended June 30, 2021 increased $1.1 million, or 56%, compared to the same period in 2020 primarily due to one-time costs associated with the Greenidge Merger of $0.7 million and higher personnel costs, partially offset by lower legal and overhead fees. General and administrative costs for the six months ended June 30, 2021 increased $3.2 million, or 82%, compared to the same period in 2020 primarily due to one-time costs associated with the Greenidge Merger of $2.2 million and higher personnel costs, partially offset by lower legal and overhead fees.

INTEREST INCOME AND OTHER, NET

	Three Months Ended June 30,
	2021	2020	$ Change	% Change
In thousands, except percentages
Interest income and other, net	$75	$173	$(98)	-57%

	Six Months Ended June 30,
	2021	2020	$ Change	% Change
In thousands, except percentages
Interest income and other, net	$117	$257	$(140)	-54%

Interest income and other, net. Interest income and other, net consists primarily of interest income on our cash, cash equivalents and short-term investments. Interest income and other, net for the three months ended June 30, 2021 decreased $0.1 million, or 57% compared to the same period in 2020 primarily due to lower yields on investments. Interest income and other, net for the six months ended June 30, 2021 decreased $0.1 million, or 54% compared to the same period in 2020 primarily due to lower yields on investments. During the six months ended June 30, 2021, the Company has moved funds from short-term investments to cash to increase the liquidity of the investment portfolio in connection with the Greenidge merger transaction.

INCOME TAX PROVISION

	Three Months Ended June 30,
	2021	2020	$ Change	% Change
In thousands, except percentages
Income tax provision	$25	$29	$(4)	-14%

	Six Months Ended June 30,
	2021	2020	$ Change	% Change
In thousands, except percentages
Income tax provision	$42	$78	$(36)	-46%

Income tax provision. For the three and six months ended June 30, 2021, the income tax provision primarily consisted of state income tax and foreign taxes.

LIQUIDITY AND CAPITAL RESOURCES

Total cash, cash equivalents and investments at June 30, 2021 and December 31, 2020 were $38 million and $30 million, respectively. The increase in cash, cash equivalents and investments was primarily driven by proceeds from the sale of common stock of the Company to 210 Capital, pursuant to the Subscription Agreement, as well as stock option exercises.

Operating Activities

Net cash provided by operating activities was $0.3 million and $4.1 million for the six months ended June 30, 2021 and 2020, respectively. Net cash used in operating activities primarily consists of the net income (loss) for the period, adjusted for non-cash items and changes in operating assets and liabilities. Non-cash items include depreciation, amortization and stock-based compensation expense. The sum of these non-cash items totaled $0.5 million and $0.4 million for the six months ended June 30, 2021 and 2020, respectively.

Net cash provided by operating activities during the six months ended June 30, 2021 was the result of a net loss of $2.8 million, which was lower primarily due to one-time costs associated the aforementioned merger activities during the first quarter of 2021, adjustments for non-cash items of $0.5 million, decreases in accounts receivable of $1.5 million and net increases in accounts payable, accrued liabilities, accrued compensation and deferred revenue of $0.9 million.

Investing Activities

Net cash provided by investing activities was $10.2 million and $7.0 million for the six months ended June 30, 2021 and 2020, respectively. For the six months ended June 30, 2021, net cash provided by investing activities was primarily due to investment maturities of $10.7 million, partially offset by the purchase of marketable securities of $0.4 million and purchases of fixed assets of $0.1 million. For the six months ended June 30, 2020, net cash provided by investing activities was primarily due to investment maturities of $7.9 million, partially offset by purchases of fixed assets of $0.8 million.

Financing Activities

Net cash provided by financing activities was $8.3 million for the six months ended June 30, 2021 due to proceeds from the sale of common stock of the Company to 210 Capital pursuant to the Subscription Agreement and from the exercise of certain stock options.

Working Capital and Capital Expenditure Requirements

At June 30, 2021, we had stockholders’ equity of $40.2 million and working capital of $39.7 million. We believe that our existing cash balances will be sufficient to meet our working capital requirements, as well as our planned capital expenditures, for at least the next 12 months.

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

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

In preparing the interim condensed consolidated financial statements, we make estimates, assumptions and judgments that can have a significant impact on net revenue, operating income or loss and net income or loss, as well as on the value of certain assets and liabilities on our condensed consolidated balance sheet. We base our estimates, assumptions and judgments on historical experience and various other factors that we believe to be reasonable under the circumstances. Actual results could differ materially from these estimates under different assumptions or conditions. On a regular basis, we evaluate our estimates, assumptions and judgments, and make changes accordingly. We believe that the estimates, assumptions and judgments involved in the accounting for revenue recognition, fair value measurements, purchase accounting in business combinations, self-insurance accruals, accounting for intangible assets, stock-based compensation and accounting for income taxes have the greatest potential impact on our consolidated financial statements, so we consider these to be our critical accounting policies. For further information on our critical accounting policies and estimates, see Note 1 to our consolidated financial statements on Form 10-K for the year ended December 31, 2020. There have been no significant changes in these critical accounting policies and estimates during the three months ended June 30, 2021.

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

Changes in Internal Control over Financial Reporting

There were no changes that occurred during the three months ended June 30, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

See Note 3 to our unaudited condensed consolidated financial statements contained within this quarterly report on Form 10-Q for a discussion of our legal proceedings.

ITEM 1A. RISK FACTORS

The risk factors disclosed in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2020 are incorporated by reference herein. In addition, the following risk factors relate to the Company’s pending merger transaction with Greenidge:

Failure to satisfy the conditions to the closing of the Merger on a timely basis or at all could cause delay and additional expense or prevent the Merger from occurring altogether.

The Merger Agreement contains conditions to closing that must be fulfilled (or, as permitted by law, waived by the parties) in order to complete the Merger. These conditions include, among other customary conditions, the approval of the Company’s stockholders of the Merger, listing of the Greenidge common stock on the Nasdaq stock market, and the Company having at least $28.0 million in unrestricted cash, cash equivalents, marketable securities or short-term investments (net of certain transaction expenses) at the time of closing. Several of these conditions, such as obtaining Company stockholder approval and the Nasdaq listing, are partially or largely outside of the control and timing of Greenidge and the Company and may be driven by factors unrelated to the Merger or the parties thereto, including administrative backlog.

The Merger Agreement may be terminated by either party if the closing does not occur by December 22, 2021. Should satisfaction of these conditions take longer than the parties anticipate, or if any condition is not met by such date, the parties will need to mutually agree to either postpone closing until the condition(s) are met or to waive or amend the condition. If a closing condition cannot be met on a timely basis, or the parties are unable to agree on a waiver or amendment, the closing may be delayed or the Merger Agreement may be terminated, subject to the terms and conditions contained therein.

There can be no assurance that the conditions to the closing of the Merger will be satisfied or waived or that the Merger will be completed. Any delay in completing the Merger could cause Greenidge and the Company not to realize some or all of the benefits that the parties expect the Merger to achieve. Furthermore, the parties will fail to realize any benefits of the Merger should the closing not occur, and in such event, each party will be subject to the go-forward risks of its respective business, potential reputational and economic harm that may result from a failure to consummate the Merger, and the potential economic burden of certain fees or expenses associated with a termination of the Merger Agreement.

Termination of the Merger could trigger payment of fees or expenses to Greenidge, as well as negatively impact the business, financial condition, results of operations or stock price of the Company.

If the Merger is not consummated, the Company may be subject to a number of adverse effects, including:

•	The Company may be required to pay Greenidge a $3.5 million termination fee under certain circumstances;

•	The Company may be required to reimburse Greenidge’s fees and expenses in connection with the Merger, up to $2.0 million under certain circumstances;

•	The price of the Company’s common stock may decline;

•	The Company may experience negative reactions from the financial markets or from its employees, suppliers or customers; and

•	Costs related to the Merger, such as legal, accounting, financial advisory and proxy solicitation fees, must be paid even if the Merger is not completed.

While Greenidge may become obligated under the Merger Agreement to reimburse the Company for certain of its fees and expenses up to $2.0 million plus any fees and expenses incurred by the Company in connection with any cooperation by the Company with certain acts of Greenidge, such Greenidge obligation arises only under limited circumstances and, even if such obligation does arise, such reimbursement may not be sufficient to reimburse the Company for all of its fees and expenses.

In addition, if the Merger is not consummated, the Company could be subject to litigation related to any failure to consummate the Merger or related to any enforcement proceedings commenced against the Company to perform its obligations under the Merger Agreement. Finally, if the Merger is not consummated and the Company’s board seeks another business combination, there can be no assurance that the Company would be able to find another business combination on terms as favorable as those of the Merger Agreement or at all.

Greenidge is not a publicly traded company and does not have a long operating history, making it difficult to determine the fair market value of Greenidge or Greenidge’s common stock.

Greenidge capital stock is and has been privately held and is not currently traded on any public market, which makes it difficult to determine the fair market value of Greenidge, the Merger Consideration or any other Greenidge capital stock. In addition, Greenidge began its bitcoin mining operations in May 2019. While the Company has engaged BTIG, LLC for its analysis and opinion as to the fairness, from a financial point of view, to the holders of the Company’s common stock (other than 210 Capital) of the consideration to be received by such holders in the Merger pursuant to the Merger Agreement, which analysis requires an estimate of the value of Greenidge and the pro forma combined business, such analysis and such unaudited pro forma financial information are estimates made on the basis of the historical financial statements and presently available information of Greenidge and the Company, and are subject to numerous assumptions and factors, including about Greenidge and the Company individually, and their current and future financial condition and results of operations. Any change in Greenidge’s financial condition or results of operations may cause significant variations in the price of Greenidge’s common stock.

Any estimate of the fair market value of Greenidge or any Greenidge capital stock is only an estimate and depends on multiple variables, including energy pricing trends, bitcoin pricing trends, market activity, the impact of the Merger, and other factors, that could positively or negatively affect such values.

The Company and Greenidge operate in different industries. As a result, if the Merger is completed, former Company stockholders who receive the Merger Consideration will be subject to new risks as stockholders of Greenidge.

Greenidge operates in the cryptocurrency and bitcoin mining and power generation industries. As a result, if the Merger is completed, former Company stockholders who receive the Merger Consideration will be subject to the various risks related to, and inherent in, such industries, as stockholders of Greenidge.

The Merger Consideration consists of a fixed aggregate amount of Greenidge Class A Common Stock and is not adjusted before or at the closing to account for the performance of Support or Greenidge.

The aggregate number of shares of Greenidge Class A Common Stock to be issued as merger consideration is a fixed amount that will not be adjusted before or at the closing of the Merger (the “Closing”) (other than to reflect the economic effect of stock splits, reverse stock splits, stock dividends, subdivisions, etc.), including if the performance of the Company’s business improves or Greenidge’s business deteriorates in the period after the execution of the Merger Agreement and before the Closing. In addition, the Exchange Ratio will be determined shortly before Closing and will be impacted by the fully diluted amount of Company common stock as calculated under the Merger Agreement. Accordingly, as the fully diluted amount of Company common stock increases, the Exchange Ratio, and the number of Greenidge Class A Common Stock per share of Company common stock issued to former Company stockholders, decreases.

Each party is subject to business uncertainties and contractual restrictions while the Merger is pending, which could adversely affect each party’s business and operations.

In connection with the pendency of the Merger, it is possible that some customers, suppliers and other business partners with whom the Company and/or Greenidge has a business relationship may delay or defer certain business decisions or might decide to seek to terminate, change or renegotiate their relationships with the Company or Greenidge, as the case may be, as a result of the Merger or otherwise, which could negatively affect the Company’s or Greenidge’s business, regardless of whether the Merger is completed. The pending transaction could also divert management time and resources that could otherwise have been devoted to other opportunities that may have been beneficial to Greenidge or the Company.

Under the terms of the Merger Agreement, each of the Company and Greenidge are subject to certain restrictions on the conduct of their respective businesses prior to the Closing of the Merger which may adversely affect its ability to execute certain of its business strategies. Such limitations could adversely affect the Company’s or Greenidge’s business and operations.

In addition, the Merger Agreement contains provisions that limit the Company’s ability to pursue alternatives to the Merger and, in specified circumstances, could require the Company to make a substantial payment to Greenidge. Furthermore, the ability of the Company board to change its recommendation in favor of the Merger is significantly limited by the terms of the Merger Agreement. Even if the Company board withdraws or qualifies its recommendation with respect to the approval of the Merger, unless the Merger Agreement is terminated in accordance with its terms, the Company will still be required to submit the Merger to a vote of its stockholders at the special meeting.

The Company is the subject of Merger-related lawsuits which could result in substantial costs and may delay or prevent the Merger from being completed.

Since the announcement of the Merger, six complaints have been filed by alleged individual stockholders of the Company against the Company, the individual directors of the Company and, in two of the cases, Greenidge and Merger Sub, in various U.S. federal district courts. The complaints generally allege violations of the federal securities laws and, in one case, violations of the fiduciary duties of the Company’s directors. All six lawsuits seek, among other things, to enjoin the Merger, or in the event that an injunction is not entered and the Merger closes, rescission of the Merger and unspecified money damages, costs and attorneys’ and experts’ fees. The Company believes each of these lawsuits is meritless and intends to defend against them vigorously. Even if the lawsuits are without merit, defending against these claims can result in substantial costs and delays to the transactions, as well as divert management time and resources. An adverse judgment could result in monetary damages, which could have a negative impact on the Company’s and Greenidge’s respective financial conditions. Additionally, if a plaintiff is successful in obtaining an injunction prohibiting completion of the Merger, then that injunction may delay or prevent the Merger from being completed, which may adversely affect the Company’s and/or Greenidge’s respective businesses. There can be no assurances as to the outcome of any of the complaints filed with respect to the Merger.

There can be no assurances that the IRS will treat the Merger in accordance with the Intended Tax Treatment.

The Company and Greenidge have structured the Merger with the intent that it will qualify as a “reorganization” within the meaning of Section 368(a) of the Internal Revenue Code of 1986, as amended (the “Intended Tax Treatment”). However, the Company and Greenidge have not sought, and will not seek, any ruling from the Internal Revenue Service (the “IRS”) regarding any matter affecting the Merger and have not sought, and will not seek, any tax opinion from their respective legal counsel regarding the qualification of the Merger for the Intended Tax Treatment. Thus, there can be no assurance that the IRS will ultimately conclude that the Merger meets all of the requirements for the Intended Tax Treatment. A successful challenge by the IRS to the Intended Tax Treatment of the Merger could result in taxable gain to the Company’s stockholders as a result of the Merger.

Because the Merger will result in an ownership change under Section 382 of the Internal Revenue Code for the Company, the Company’s pre-merger net operating loss carryforwards and certain other tax attributes will be subject to limitations.

As of December 31, 2020, the Company had approximately $145.6 million in U.S. federal tax net operating loss carryforwards, the usage of which is subject to Section 382 of the Internal Revenue Code of 1986, as amended (“Section 382”). If a corporation undergoes an “ownership change” within the meaning of Section 382, the corporation’s net operating loss carryforwards and certain other tax attributes arising from before the ownership change are subject to limitations on use after the ownership change. In general, an ownership change occurs if there is a cumulative change in the corporation’s equity ownership by certain stockholders that exceeds fifty percentage points over a rolling three-year period. Similar rules may apply under state tax laws. The Merger will result in an ownership change for the Company and, accordingly, the Company’s net operating loss carryforwards and certain other tax attributes will be subject to limitations on their use after the Merger. Consequently, even if the combined organization achieves profitability, it may not be able to utilize a material portion of the Company’s or the combined organization’s net operating loss carryforwards and other tax attributes, which could have a material adverse effect on its cash flow and results of operations.

The dual class structure of Greenidge Common Stock will have the effect of concentrating voting power with the Controlling Stockholder, which may depress the market value of Greenidge Class A Common Stock and will limit a Support.com stockholder’s or a new investor’s ability to influence the outcome of important transactions, including a change in control.

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

In addition, regardless of the votes per share of Greenidge Common Stock, assuming the Merger were to be completed as of as of the date of filing of this report, the Merger Consideration would represent approximately 7.7% of the outstanding capital stock of Greenidge, after giving effect to the shares to be issued in or underlying the Greenidge Issuances. Accordingly, former Company stockholders will have limited ability, if any, to influence the outcome on any matters that are or may be subject to Greenidge stockholder approval.

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

The Controlling Stockholder may have interests that differ from other Greenidge stockholders – including the Company’s stockholders receiving Greenidge Class A Common Stock in the Merger – and may vote its Greenidge Class B Common Stock in a way with which other stockholders may disagree or which may be adverse to such other stockholders’ interests. In addition, this concentrated control will have the effect of delaying, preventing or deterring a change in control of Greenidge, could deprive its stockholders of an opportunity to receive a premium for their capital stock as part of a sale of Greenidge, and might have a negative effect on the market price of shares of Greenidge Class A Common Stock.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Previously reported on the Company’s Current Report on Form 8-K filed with the SEC on March 22, 2021.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

None.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

Exhibit Number	Description of Document
31.1	Chief Executive Officer Section 302 Certification.
31.2	Chief Financial Officer Section 302 Certification.
32.1	Statement of the Chief Executive Officer under 18 U.S.C. § 1350(1)
32.2	Statement of the Chief Financial Officer under 18 U.S.C. § 1350(1)
99.1	Stein v. Support.com, Inc. et al, Case No. 1:21-cv-00650-UNA
99.2	Bell v. Support.com, Inc. et al, Case No. 1:21-cv-00672-UNA
99.3	Broder v. Support.com, Inc. et al, Case No. 1:21-cv-04262-UNA
99.4	Salerno v. Support.com, Inc. et al, Case No. 1:21-cv-04584
99.5	Bowen v. Support.com, Inc. et al, Case No. 1:21-cv-04797
99.6	Steinmetz v. Support.com, Inc. et al, Case No. 1:21-cv-02647-UNA
101	Interactive data files
104	Cover page interactive data file, submitted using inline XBRL (contained in Exhibit 101)

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

August 13, 2021	SUPPORT.COM, INC.

	By:	/s/ Lance Rosenzweig
Lance Rosenzweig
President and Chief Executive Officer

	By:	/s/ Caroline Rook
Caroline Rook
Chief Financial Officer

